Form 10-Q
period 1996-04-30
MOVADO GROUP INC
filed 1996-06-13
CIK 72573

===========================================================================



                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
                             __________________

                                 FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR QUARTERLY PERIOD ENDED APRIL 30, 1996

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM        TO
                       COMMISSION FILE NUMBER 0-22378

                             MOVADO GROUP, INC.
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  NEW YORK                                 13-2595932
        (STATE OR OTHER JURISDICTION                    (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

   125 CHUBB AVENUE, LYNDHURST, NEW JERSEY                    07071
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)



     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (201) 460-4800



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of May 23, 1996, the registrant had 2,588,368 shares of Class A Common Stock, par value $0.01 per share, outstanding and 3,419,131 shares of Common Stock, par value $0.01 per share, outstanding.



===========================================================================

                                    MOVADO GROUP, INC.

                          Index to Quarterly Report on Form 10-Q
                                      April 30, 1996


                                                                               Page
                                                                               ----
Part I  Financial Information

      Item 1.  Consolidated Balance Sheets as of April 30, 1996 and January
               31, 1996                                                           3

               Consolidated Statement of Operations for the three months
               ended April 30, 1996 and 1995                                      4

               Consolidated Statements of Cash Flows for the three months
               ended April 30, 1996 and 1995                                      5

               Notes to Consolidated Financial Statements                         6

      Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                          7

Part II  Other Information

      Item 4.  Submission of Matters to a Vote of Security Holders                9

      Item 6.  Exhibits and Reports on Form 8-K                                   9

Signatures                                                                        10

Exhibit Index                                                                     11



                                      PART 1 - FINANCIAL INFORMATION
                                       Item 1. Financial Statements

                                            MOVADO GROUP, INC.
                                       CONSOLIDATED BALANCE SHEETS
                            (in thousands, except share and per share amounts)
                                               (Unaudited)

                                                              April 30,        January 31,
                                                                 1996              1996
                                                           ---------------    --------------

ASSETS
- ------
Current assets:
  Cash                                                               $3,306           $3,829
  Trade receivables, net                                             70,593           75,335
  Inventories                                                        98,880           89,101
  Other                                                              13,158           12,521
                                                            ---------------   --------------
    Total current assets                                            185,937          180,786
                                                            ---------------   --------------

Plant, property and equipment, net                                   12,407           11,794
Other assets                                                          8,822            7,800
                                                            ---------------   --------------

                                                                   $207,166         $200,380
                                                            ===============   ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

Current liabilities:
  Loans payable to banks                                            $23,987           $8,782
  Accounts payable                                                   16,085           22,042
  Accrued liabilities                                                10,143            9,289
  Deferred and current taxes payable                                  7,697            7,994
                                                             --------------   --------------
    Total current liabilities                                        57,912           48,107
                                                             --------------   --------------

Senior notes payable                                                 40,000           40,000
Deferred and non-current foreign income taxes                         3,392            3,860
Other liabilities                                                     3,372            3,572

Shareholders' equity:
  Preferred Stock, $0.01 par value,
    5,000,000 shares authorized; no shares issued
  Common Stock, $0.01 par value,
    20,000,000 shares authorized;  3,418,313 and 3,426,610
    shares issued, respectively                                          34               34
  Class A Common Stock, $0.01 par value,
    10,000,000 shares authorized; 2,589,309 and 2,588,891
    shares issued and outstanding, respectively                          26               26
  Capital in excess of par value                                     34,263           34,252
  Retained earnings                                                  59,664           60,319
  Cumulative translation adjustment                                   8,631           10,338
  Treasury Stock, 9,201 shares, at cost                               (128)            (128)
                                                             --------------   --------------
                                                                    102,490          104,841
                                                             --------------   --------------

                                                                   $207,166         $200,380
                                                             ==============   ==============


                           See Notes to Consolidated Financial Statements

                                            MOVADO GROUP, INC.
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands, except per share amounts)
                                               (Unaudited)


                                                   Three Months Ended April 30,
                                                ---------------------------------

                                                     1996               1995
                                                     ----               ----
Net sales                                               $31,014            $28,204

Costs and expenses:
  Cost of sales                                          13,663             13,287
  Selling, general and administrative                    17,187             15,458
                                                ----------------   ----------------

Operating income (loss)                                     164               (541)
                                                ----------------   ----------------

Net interest expense                                        842                978
                                                ----------------   ----------------

Loss before income taxes                                   (678)            (1,519)


Benefit from income taxes                                  (204)              (461)
                                                ----------------   ----------------

Net loss                                                  ($474)           ($1,058)
                                                ================   ================

Loss per share:                                          ($0.08)            ($0.18)
                                                ================   ================

Shares used in per share computations:                    6,025              6,000
                                                ================   ================




















                              See Notes to Consolidated Financial Statements

                                            MOVADO GROUP, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (in thousands)
                                               (Unaudited)


                                                                    Three Months Ended April 30,
                                                                 --------------------------------
                                                                       1996            1995
                                                                       ----            ----
Cash flows from operating activities:
 Net loss                                                                  ($474)       ($1,058)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                             951            844
   Deferred and non-current foreign income taxes                            (714)          (919)
   Provision for losses on accounts receivable                                51            104
   Changes in current assets and liabilities:
     Trade receivables                                                     4,464          2,325
     Inventories                                                         (10,676)        (9,658)
     Other current assets                                                 (3,451)        (1,438)
     Accounts payable                                                     (4,550)       (10,502)
     Accrued liabilities                                                     819           (272)
     Deferred and current taxes payable                                      (97)           756
   Increase in other non-current assets                                   (1,012)           (78)
   (Decrease) increase in other non-current liabilities                      (42)           174
                                                                    -------------   ------------
 Net cash used in operating activities                                   (14,731)       (19,722)
                                                                    -------------   ------------

Cash flows used for investing activities:
 Capital expenditures                                                       (747)          (693)
 Goodwill, trademarks and other intangibles                                 (126)           (63)
                                                                    -------------   ------------
 Net cash used in investing activities                                      (873)          (756)
                                                                    -------------   ------------

Cash flows from financing activities:
 Net proceeds from current borrowings under lines of credit               15,468         17,708
 Principal payments under capital leases                                    (139)          (266)
 Exercise of stock options                                                    11
 Dividends paid                                                             (181)          (149)
                                                                    -------------   ------------
 Net cash provided by financing activities                                15,159         17,293
                                                                    -------------   ------------

Effect of exchange rate changes on cash                                      (78)           138

Net decrease in cash                                                        (523)        (3,047)

Cash at beginning of period                                                3,829          4,896
                                                                    -------------   ------------

Cash at end of period                                                     $3,306         $1,849
                                                                    =============   ============






                              See Notes to Consolidated Financial Statements

                               MOVADO GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Movado Group, Inc. (the "Company") in a manner consistent with that used in the preparation of the financial statements included in the Company's fiscal 1996 Annual Report filed on form 10-K. In the opinion of management, the accompanying financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the periods presented. These consolidated financial statements should be read in conjunction with the aforementioned annual report.

NOTE 1 - RECLASSIFICATION

Certain amounts from prior years have been reclassified to conform to the fiscal 1997 presentation.

NOTE 2 - INVENTORIES

Inventories consist of the following (in thousands):

                                              April 30,      January 31,
                                                 1996           1996
                                              ----------     ----------

        Finished goods                            $57,719        $51,034
        Work-in-process and component parts        41,161         38,067
                                             ------------   ------------

                                                  $98,880        $89,101
                                             ============   ============

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows (in thousands):
                                                          Three Months
                                                        Ended April 30,

                                                        1996      1995
                                                        ----      ----

         Cash paid during the period for:
          Interest                                       $261      $240
          Income taxes                                    705       375

         Non-cash investing and financing activities:
          Equipment acquired under capital leases                   $11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended April 30, 1996 compared to three months ended April 30, 1995.

Net Sales. Net sales increased 10.0% to $31.0 million from $28.2 million for the three months ended April 30, 1996 and April 30, 1995, respectively. The increase was attributable to a 15% increase in domestic sales reflecting both unit sales increases and higher average selling prices due to price increases in the second half of last year. The increase in domestic sales was offset by an 8% decrease in international sales due principally to timing of shipments.

Gross Margins. Gross profit for the three months ended April 30, 1996 was $17.4 million (55.9% of net sales) as compared to $14.9 million (52.9% of net sales) for the comparable prior year period. The increase in margin is mainly attributable to the Company continuing to experience a shift in overall sales mix toward its higher margin Movado, Concord and Esquire brands and price increases instituted in the second half of last year.

Operating Expenses. Operating expenses increased 11.2% for the three months ended April 30, 1996 to 55.4% of net sales from 54.8% of net sales for the comparable prior year period. Excluding the effect of a one-time, pre-tax charge of $600,000 included in last year's quarter, operating expenses increased approximately $2.3 million due mainly to increases in advertising, marketing and sales support costs.

Interest Expenses. Net interest expense, which consists primarily of interest on the Company's $40,000,000 of 6.56% Senior Notes and borrowings against its working capital lines of credit, was $842,000 for the three months ended April 30, 1996 as compared to $978,000 for the comparable prior year period. The lower interest expense is mainly due to a reduction in average borrowings as compared to the period ended April 30, 1995.

Income Taxes. The Company recorded a benefit from income taxes of $204,000 for the three months ended April 30, 1996 as compared to a benefit of $461,000 for the comparative prior year period. Taxes were provided at a 30% effective rate which the Company believes will approximate the effective annual rate for fiscal 1997; however, there can be no assurance of this as it is dependent on a number of factors including: mix of foreign to domestic earnings, local statutory tax rates and utilization of net operating losses. The 30% effective rate differs from the United States statutory rate due to the mix of earnings between the Company's U.S. and international operations, the most significant of which are located in Switzerland. The Company's international operations are generally subject to tax rates that are significantly lower than U.S. statutory rates.

Liquidity and Capital Resources

The Company's liquidity needs have been, and are expected to remain, primarily a function of its seasonal working capital requirements which have increased due to significant growth in domestic sales over the two previous years. The Company's business is not capital intensive and liquidity needs for capital investments have not been significant in relation to the Company's overall financing requirements.

The Company has met its liquidity needs primarily through funds from operations and bank borrowings under working capital lines of credit with domestic and Swiss banks. The Company has also entered into a revolving credit agreement with its domestic banks. Funds available under this agreement are in addition to the Company's working capital lines. As of April 30, 1996, the Company's debt to total capitalization ratio increased to 38.4% from 31.8% at January 31, 1996 due to seasonal borrowings under its working capital lines of credit.

The Company's net working capital consisting primarily of trade receivables and inventories amounted to $128.0 million at April 30, 1996 and $132.7 million at January 31, 1996.

Accounts receivable at April 30, 1996 were $70.6 million as compared to $75.3 million at January 31, 1996. The decrease was the result of the Company's collection efforts during the first quarter of fiscal 1997.

Inventories at April 30, 1996 were $98.9 million as compared to $89.1 million at January 31, 1996. The increase reflects seasonal build of inventories in anticipation of the spring selling season.

The Company's fiscal 1997 year-to-date capital expenditures approximate $750,000. Expenditures were primarily related to improvements in the Company's management information systems and costs incurred in connection with the expansion of domestic distribution operations. The Company expects its annual capital expenditures in fiscal year 1997 will exceed the average levels experienced over the last three fiscal years due to planned improvements in management information systems, expansion of its retail store network and the expansion of distribution operations to support continued sales growth.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         On April 12, 1996 a special meeting of shareholders was held at the Company's offices at 125 Chubb Avenue, Lyndhurst, New Jersey for purposes of considering and voting upon a proposal to amend the company's Restated Certificate of Incorporation to change the name of the Company to "Movado Group, Inc." At the meeting there were present in person or represented by proxy and entitled to vote 595,117 shares of Common Stock, each entitled to one (1) vote, and 2,150,795 shares of Class A Common Stock, each entitled to ten votes. There were 22,103,067 votes cast in favor of the proposal, no votes cast against the proposal, no votes abstaining and no broker nonvotes.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             10.1 Lease dated April 15, 1996 between the Company and Belle Mead Corporation for premises at 1200 Wall Street West, Lyndhurst, New Jersey.

         (b) Reports on Form 8-K

             None

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MOVADO GROUP, INC.
                                           (Registrant)


 Dated:  June 13, 1996              By:    /s/ Kenneth J. Adams
                                          ------------------------------
                                           Kenneth J. Adams
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Chief Financial Officer)

 Dated:  June 13, 1996              By:    /s/ John J. Rooney
                                          ------------------------------
                                           John J. Rooney
                                           Corporate Controller
                                           (Principal Accounting Officer)

                                              EXHIBIT INDEX

          Exhibit
           Number                                   Description
           ------                                   -----------

            10.1 Lease dated April 15, 1996 between the Company and Belle Mead Corporation for premises at 1200 Wall Street West, Lyndhurst, New Jersey.