Form 10-Q
period 1996-07-31
MOVADO GROUP INC
filed 1996-09-13
CIK 72573

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    ---------
                                    FORM 10-Q

/X/             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For Quarterly Period Ended July 31, 1996


/ /             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from     to
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes /X/   No / /

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of August 14, 1996, the registrant had 2,588,368 shares of Class A Common Stock, par value $0.01 per share, outstanding and 3,428,332 shares of Common Stock, par value $0.01 per share, outstanding.



================================================================================

                               MOVADO GROUP, INC.

                     Index to Quarterly Report on Form 10-Q
                                  July 31, 1996



                                                                    Page
                                                                    ----
  Part I   Financial Information

           Item 1.    Consolidated Balance Sheets as of July 31,
                      1996, January 31, 1996 and July 31, 1995        3


                      Consolidated Statements of Income for the
                      six months ended July 31, 1996 and 1995 and
                      the three months ended July 31, 1996 and        4
                      1995

                      Consolidated Statements of Cash Flows for
                      the six months ended July 31, 1996 and 1995     5

                      Notes to Consolidated Financial Statements      6


           Item 2.    Management's Discussion and Analysis of
                      Financial Condition and Results of              7
                      Operations

  Part II  Other Information


           Item 4.    Submission of Matters to a Vote of             10
                      Security Holders

           Item 6.    Exhibits and Reports on Form 8-K               11


  Signatures                                                         12

  Exhibit Index                                                      13

                                   PART 1 - FINANCIAL INFORMATION
                                    Item 1. Financial Statements

                                         MOVADO GROUP, INC.
                                    CONSOLIDATED BALANCE SHEETS
                         (in thousands, except share and per share amounts)
                                            (Unaudited)


                                                                July 31,     January 31,      July 31,
                                                                  1996           1996           1995
                                                             ------------- ---------------  ------------
 ASSETS
 ------
 Current assets:
   Cash                                                            $1,603          $3,829         $2,035

   Trade receivables, net                                          79,299          75,335         70,077
   Inventories                                                    108,563          89,101        100,689
   Other                                                           16,364          12,521         18,802
                                                             ------------- ---------------  -------------
    Total current assets                                          205,829         180,786        191,603
                                                             ------------- ---------------  -------------

 Plant, property and equipment, net                                13,230          11,794         12,065
 Other assets                                                       8,531           7,800          7,753
                                                             ------------- ---------------  -------------

                                                                 $227,590        $200,380       $211,421
                                                             ============= ===============  =============

 LIABILITIES AND SHAREHOLDERS' EQUITY
 ------------------------------------

 Current liabilities:

   Loans payable to banks                                         $34,754          $8,782        $29,032
   Accounts payable                                                19,243          22,042         18,489
   Accrued liabilities                                             11,737           9,289          8,503
   Deferred and current taxes payable                               7,517           7,994          6,588
                                                             ------------- ---------------  -------------
    Total current liabilities                                      73,251          48,107         62,612
                                                             ------------- ---------------  -------------


 Senior notes payable                                              40,000          40,000         40,000
 Deferred and non-current foreign income taxes                      3,424           3,860          4,040
 Other liabilities                                                  3,145           3,572          3,796


 Shareholders' equity:
   Preferred Stock, $0.01 par value,
    5,000,000 shares authorized; no shares issued

   Common Stock, $0.01 par value,
     20,000,000 shares authorized;  3,428,332,  3,426,610 and
     3,409,318 shares issued, respectively                             34              34             34

   Class A Common Stock, $0.01 par value,
    10,000,000 shares authorized; 2,588,368, 2,588,891 and
    2,590,983 shares issued and outstanding, respectively              26              26             26

   Capital in excess of par value                                  34,268          34,252         34,009
   Retained earnings                                               61,164          60,319         51,281
   Cumulative translation adjustment                               12,406          10,338         15,751
   Treasury Stock, 9,201 shares, at cost                             (128)           (128)          (128)
                                                             ------------- ---------------  -------------
                                                                  107,770         104,841        100,973
                                                             ------------- ---------------  -------------


                                                                 $227,590        $200,380       $211,421
                                                             ============= ===============  =============


                                  See Notes to Consolidated Financial Statements

                                         MOVADO GROUP, INC.
                                 CONSOLIDATED STATEMENTS OF INCOME
                              (in thousands, except per share amounts)
                                            (Unaudited)



                                         Six Months Ended July 31,   Three Months Ended July 31,
                                       ---------------------------  -----------------------------
                                            1996           1995           1996           1995
                                            ----           ----           ----           ----

 Net sales                                  $81,764       $72,190         $50,751         $43,986


 Costs and expenses:
   Cost of sales                             36,784        33,962          23,121          20,675
   Selling, general and administrative       41,128        35,395          23,944          19,937
                                       ------------- -------------  --------------   -------------

 Operating income                             3,852         2,833           3,686           3,374
                                       ------------- -------------  --------------   -------------

 Net interest expense                         2,123         2,281           1,281           1,303
                                       ------------- -------------  --------------   -------------

 Income before income taxes                   1,729           552           2,405           2,071



 Provision for income taxes                     519           166             722             627
                                       ------------- -------------  --------------   -------------

 Net income                                  $1,210          $386          $1,683          $1,444
                                       ============= =============  ==============   ==============

 Income per share:                            $0.20         $0.06           $0.28           $0.24
                                       ============= =============  ==============   ==============


 Shares used in per share computations:       6,007         5,997           6,007           5,993
                                       ============= =============  ==============   ==============












                                 See Notes to Consolidated Financial Statements

                                     MOVADO GROUP, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (in thousands)
                                        (Unaudited)



                                                                       Six Months Ended July 31,
                                                                    ------------------------------
                                                                         1996            1995
                                                                         ----            ----
 Cash flows from operating activities:

  Net income                                                              $1,210         $386
  Adjustments to  reconcile net income to net cash used in operating activities:
    Depreciation and amortization                                          1,885        1,602
    Deferred and non-current foreign income taxes                           (485)        (908)
    Provision for losses on accounts receivable                              358          352
    Changes in current assets and liabilities:
     Trade receivables                                                    (4,189)      (2,253)
     Inventories                                                         (18,951)     (13,336)
     Other current assets                                                 (4,292)      (2,695)
     Accounts payable                                                     (1,706)      (4,077)
     Accrued liabilities                                                   2,409         (661)
     Deferred and current taxes payable                                     (555)         813
    (Increase) decrease in other non-current assets                         (584)         935
    (Decrease) increase in other non-current liabilities                     (48)         669
                                                                      ------------ -----------
  Net cash used in operating activities                                  (24,948)     (19,173)
                                                                      ------------ -----------

Cash flows used for investing activities:
  Capital expenditures                                                    (2,332)      (1,401)
  Goodwill, trademarks and other intangibles                                 (76)        (103)
                                                                      ------------ -----------
  Net cash used in investing activities                                   (2,408)      (1,504)
                                                                      ------------ -----------

Cash flows from financing activities:
  Net proceeds from current borrowings under lines of credit              25,750       18,726
  Principal payments under capital leases                                   (269)        (619)
  Exercise of stock options                                                   16            6
  Purchase of treasury stock                                                   0         (128)
  Dividends paid                                                            (360)        (298)
                                                                      ------------ -----------
  Net cash provided by financing activities                               25,137       17,687
                                                                      ------------ -----------

Effect of exchange rate changes on cash                                       (7)         129

Net decrease in cash                                                      (2,226)      (2,861)

Cash at beginning of period                                                3,829        4,896
                                                                      ------------ -----------

Cash at end of period                                                     $1,603       $2,035
                                                                      ============ ===========





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

NOTE 2 - INVENTORIES

Inventories consist of the following (in thousands):


                                                   July 31,     January 31,
                                                     1996           1996
                                                 -----------  --------------

         Finished goods                            $63,187       $51,034
         Work-in-process and component parts        45,376        38,067
                                                 -----------  --------------

                                                  $108,563       $89,101
                                                 ===========  ==============

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows (in thousands):
                                                              Six Months
                                                            Ended July 31,
                                                        --------------------

                                                           1996      1995
                                                           ----      ----

            Cash paid during the period for:
             Interest                                     $2,234    $2,439
             Income taxes                                  1,755       397


            Non-cash investing and financing activities:
             Equipment acquired under capital leases         $21       $66

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Six months ended July 31, 1996 compared to six months ended July 31, 1995.

Net Sales. Net sales increased 13.3% to $81.8 million from $72.2 million for the six months ended July 31, 1996 and July 31, 1995, respectively. The increase was attributable to a 22.0% increase in domestic sales reflecting both unit sales increases in Concord, Movado and Esquire brands and higher average selling prices due to price increases in the second half of last year. The increase in domestic sales was offset by a 12.6% decrease in international sales due to a shift in sales to the third quarter because of timing of new product introductions.

Gross Margins. Gross profit for the six months ended July 31, 1996 was $45.0 million (55.0% of net sales) as compared to $38.2 million (53.0% of net sales) for the comparable prior year period. The increase in margin is mainly attributable to the Company continuing to experience a shift in overall sales mix toward its higher margin Movado, Concord and Esquire brands and price increases instituted in the second half of last year.

Operating Expenses. Operating expenses increased 16.2% for the six months ended July 31, 1996 to 50.3% of net sales from 49.0% of net sales for the comparable prior year period. Excluding the effect of a one-time, pre-tax charge of $600,000 included in last year's quarter, operating expenses increased approximately $6.3 million. The increase in operating expenses is mainly attributable to increases in advertising, marketing and other variable costs related to higher sales volumes.

Interest Expense. Net interest expense, which consists primarily of interest on the Company's $40,000,000 of 6.56% Senior Notes and borrowings against its working capital lines of credit, was $2.1 million for the six months ended July 31, 1996 as compared to $2.3 million for the comparable prior year period. The lower interest expense is mainly due to a reduction in average interest rates partially offset by increased average amounts outstanding, as compared to the period ended July 31, 1995.

Income Taxes. The Company recorded a provision for income taxes of $519,000 for six months ended July 31, 1996 as compared to a provision of $166,000 for the comparable prior year period. Taxes were provided at a 30% effective rate which the Company believes will approximate the effective annual rate for fiscal 1997; however, there can be no assurance of this as it is dependent on a number of factors including: mix of foreign to domestic earnings, local statutory tax rates and utilization of net operating losses. The 30% effective rate differs from the United States statutory rate due to the mix of earnings between the Company's U.S. and international operations, the most significant of which are located in Switzerland. The Company's international operations are generally subject to tax rates that are significantly lower than U.S. statutory rates.

Three months ended July 31, 1996 compared to three months ended July 31, 1995.

Net Sales. Net sales increased 15.4% to $50.8 million from $44.0 million for the three months ended July 31, 1996 and July 31, 1995, respectively. The increase was attributable to a 25.3% increase in domestic sales reflecting both unit sales increases in the Company's Concord, Movado and Esquire brands and higher average selling prices due to price increases in the second half of last year. Although certain international markets have shown slight improvement over the comparable period last year, international sales as a whole declined 15.5% for the three months ended July 31, 1996 due to a shift in sales to the third quarter because of timing of new product introductions.

Gross Margins. Gross profit for the three months ended July 31, 1996 was $27.6 million (54.4% of net sales) as compared to $23.3 million (53.0% of net sales) for the comparable prior year period. The increase in margin is mainly attributable to the Company continuing to experience a shift in overall sales mix toward its higher margin Movado, Concord and Esquire brands and price increases instituted in the second half of last year.

Operating Expenses. Operating expenses increased 20.1% for the three months ended July 31, 1996 to 47.2% of net sales from 45.3% of net sales for the comparable prior year period. Operating expenses increased approximately $4.0 million. The increase in operating expenses is mainly attributable to increases in advertising, marketing and other variable costs related to higher sales volumes.

Interest Expense. Net interest expense, which consists primarily of interest on the Company's $40,000,000 of 6.56% Senior Notes and borrowings against its working capital lines of credit, was $1.3 million for the three months ended July 31, 1996 and 1995, respectively. Interest expense remained flat as compared with the prior year period as a result of a slight decrease in interest rates on the working capital lines.

Income Taxes. The Company recorded a provision for income taxes of $722,000 for three months ended July 31, 1996 as compared to a provision of $627,000 for the comparable prior year period. Taxes were provided at a 30% effective rate which the Company believes will approximate the effective annual rate for fiscal 1997; however, there can be no assurance of this as it is dependent on a number of factors including: mix of foreign to domestic earnings, local statutory tax rates and utilization of net operating losses. The 30% effective rate differs from the United States statutory rate due to the mix of earnings between the Company's U.S. and international operations, the most significant of which are located in Switzerland. The Company's international operations are generally subject to tax rates that are significantly lower than U.S. statutory rates.

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

The Company has met its liquidity needs primarily through funds from operations and bank borrowings under working capital lines of credit with domestic and Swiss banks. The Company has also entered into a revolving credit agreement with its domestic banks. Funds available under this agreement are in addition to the Company's working capital lines. The Company's debt to total capitalization ratio was 41.2% at July 31, 1996, 40.6% at July 31, 1995 and 31.8% at January 31, 1996. The increase from January 31, 1996 was primarily the result of the Company financing seasonal working capital requirements under its working capital lines of credit.

The Company's net working capital consisting primarily of trade receivables and inventories amounted to $132.6 million at July 31, 1996, $129.0 million at July 31, 1995 and $132.7 million at January 31, 1996.

Accounts receivable at July 31, 1996 were $79.3 million as compared to $70.1 million at July 31, 1995 and $75.3 million at January 31, 1996. The increase in the receivables was primarily the result of the Company's increased domestic sales volume and the timing of shipments during the second quarter of fiscal 1997.

Inventories at July 31, 1996 were $108.6 million as compared to $100.7 million at July 31, 1995 and $89.1 million at January 31, 1996. The increase in inventories reflects both the seasonal build in inventories as well as the expansion of the company's sales base and product line.

The Company's fiscal 1997 year-to-date capital expenditures approximate $2.3 million compared to $1.4 million through July 31, 1995. Expenditures were primarily related to improvements in the Company's management and sales management information systems and costs incurred in connection with the expansion of domestic distribution operations. Additionally, costs related to the company's new Piaget flagship store in New York City are included in fiscal 1997. The Company expects its annual capital expenditures in fiscal year 1997 will exceed the average levels experienced over the last three fiscal years due to planned improvements in management information systems, expansion of its retail store network, including the Piaget store, and the expansion of distribution operations to support continued sales growth.

                          PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        On June 14, 1996 the Company held its annual meeting of shareholders at the offices of Simpson, Thacher & Bartlett located at 425 Lexington Avenue, New York, New York.

        The following matters were voted upon at the meeting:

        (i) The election of the following directors, constituting the entire board of directors:

             Margaret Hayes Adame
             Michael Bush
             Efraim Grinberg
             Gedalio Grinberg
             Donald Oresman
             Leonard L. Silverstein

      (ii) A proposal to ratify the selection of Price Waterhouse LLP as the Company's independent public accountants for the fiscal year ending January 31, 1997;

      (iii) Approval of the Company's 1996 Stock Incentive Plan to amend the Company's 1993 Employee Stock Option Plan; and

      (iv) Approval of the Company's Amended and Restated Deferred Compensation Plan for Executives.

      With respect to the above referenced proposals that were voted on at the annual shareholders meeting, the following votes were tabulated. There were no broker nonvotes.

      Proposal (i) on election of directors:


                            Nominee                                 For      Against   Withheld
                            -------                                 ---      -------   --------
 Margaret Hayes Adame.........................................  25,947,720   128,683      0
 Michael Bush.................................................  25,941,820   134,583      0
 Efraim Grinberg..............................................  25,941,820   134,583      0
 Gedalio Grinberg.............................................  25,941,820   134,583      0
 Donald Oresman...............................................  25,941,820   134,583      0
 Leonard L. Silverstein.......................................  25,941,820   134,583      0

 Proposal (ii)  on ratification of appointment of auditors:...  26,031,143     2,005   43,255

 Proposal (iii)  on approval of Stock Incentive Plan: ........  25,552,414    88,919   48,460

 Proposal (iv)  on  approval of Deferred Compensation Plan:.... 25,258,961   765,968    48,520


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          11.  Computation  of net income per share.

     (b)  Reports on Form 8-K
          None

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             MOVADO GROUP, INC.
                                               (Registrant)


 Dated:  September 13, 1996         By:    /s/ Kenneth J. Adams
                                          ----------------------------
                                           Kenneth J. Adams
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Chief Financial Officer)


 Dated:  September 13, 1996         By:    /s/ John J. Rooney
                                          ----------------------------
                                           John J. Rooney
                                           Corporate Controller
                                           (Principal Accounting Officer)

                                  EXHIBIT INDEX

    Exhibit
     Number                           Description
     ------                           -----------

       11              Computation of Net Income Per Share