Form 10-Q/A
period 1996-07-31
MOVADO GROUP INC
filed 1996-11-13
CIK 72573

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    ---------
                                  Amendment No. 1
                                        to
                                    FORM 10-Q

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


                                             MOVADO GROUP, INC.
                                               (Registrant)


 Dated:  November __, 1996          By:    /s/ Kenneth J. Adams
                                          ----------------------------
                                           Kenneth J. Adams
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Chief Financial Officer)


 Dated:  November __, 1996          By:    /s/ John J. Rooney
                                          ----------------------------
                                           John J. Rooney
                                           Corporate Controller
                                           (Principal Accounting Officer)

                                  EXHIBIT INDEX

    Exhibit
     Number                           Description
     ------                           -----------

       27              Financial Data Schedule