Form 10-Q
period 1996-10-31
MOVADO GROUP INC
filed 1996-12-16
CIK 72573

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

   X       Quarterly report pursuant to Section 13 or 15(d) of the Securities
 -----
Exchange Act of 1934

         For the quarterly period ended  October 31, 1996
                                        ------------------

           Transition report pursuant to Section 13 or 15(d) of the Securities
 -----
Exchange Act of 1934

         For the transition period from                 to
                                        ---------------    -----------
         Commission file number
                                 ---------

                              MOVADO GROUP, INC.
-------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

                   New York                          13-2595932
      -----------------------------------     ---------------------------
         (State or Other Jurisdiction of            (IRS Employer
         Incorporation or Organization)           Identification No.)

                                (201)-406-4800
              (Registrant's Telephone Number, Including Area Code)


       ------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No      .
     -----       -----
                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes        No
    ------    -------
                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


As of December 12, 1996 the rgeistrant had 2,586,891 shares of Class A Common Stock, par value $0.01 per share, outstanding and 3,440,806 shares of Common Stock, par value $0.01 per share, outstanding.

                               MOVADO GROUP, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                OCTOBER 31, 1996



                                                                                                            Page
Part I     Financial Information                                                                            ----
           Item 1.          Consolidated Balance Sheets as of October 31, 1996, October 31, 1995 and
                            January 31, 1996                                                                  3

                            Consolidated Statements of Income for the nine
                            months ended October 31, 1996 and 1995 and the three
                            months ended October 31, 1996 and 1995
                                                                                                              4

                            Consolidated Statements of Cash Flows for the nine months ended October
                            31, 1996 and 1995                                                                 5

                            Notes to Consolidated Financial Statements                                        6

           Item 2.          Management's Discussion and Analysis of Financial Condition and Results of
                            Operations                                                                       7-9

Part II    Other Information

           Item 6.          Exhibits and Reports on Form 8-K                                                 10

 Signatures                                                                                                  11

Exhibit Index                                                                                                12

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (Unaudited)

                                                                          OCTOBER, 31     OCTOBER 31,      JANUARY 31,
                                                                             1996            1995             1996
                                                                           ---------       ---------       ---------
ASSETS
Current assets:
    Cash                                                                   $   4,040       $   5,770       $   3,829
    Trade receivables, net                                                   112,701          99,591          75,335
    Inventories                                                              102,894          96,664          89,101
    Other                                                                     10,972          11,833          12,521
                                                                           ---------       ---------       ---------
       Total current assets                                                  230,607         213,858         180,786
                                                                           ---------       ---------       ---------

Plant, property and equipment, net                                            14,312          12,274          11,794
Other assets                                                                   8,338           7,827           7,800
                                                                           ---------       ---------       ---------

                                                                           $ 253,257       $ 233,959       $ 200,380
                                                                           =========       =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Loans payable to banks                                                 $  43,859       $  35,778       $   8,782
    Accounts payable                                                          20,681          18,415          22,042
    Accrued liabilities                                                       17,012          13,971           9,289
    Deferred and current taxes payable                                         9,129           9,230           7,994
                                                                           ---------       ---------       ---------
       Total current liabilities                                              90,681          77,394          48,107
                                                                           ---------       ---------       ---------

Long-term debt                                                                45,000          40,000          40,000
Deferred and non-current foreign income taxes                                  4,033           3,860           3,860
Other liabilities                                                              3,396           3,909           3,572

Shareholders' equity:
    Preferred Stock, $0.01 par value,
       5,000,000 shares authorized; no shares issued
    Common Stock, $0.01 par value,
       20,000,000 shares authorized; 3,431,732, 3,411,410 and
       3,426,610 shares issued, respectively                                      34              34              34
    Class A Common Stock, $0.01 par value,
       10,000,000 shares authorized; 2,588,891, 2,588,891, and
       2,588,891 shares issued and outstanding, respectively                      26              26              26
    Capital in excess of par value                                            34,315          34,009          34,252
    Retained earnings                                                         68,335          57,638          60,319
    Cumulative translation adjustment                                          7,565          17,217          10,338
    Treasury Stock, 9,201 shares, at cost                                       (128)           (128)           (128)
                                                                           ---------       ---------       ---------
                                                                             110,147         108,796         104,841
                                                                           ---------       ---------       ---------

                                                                           $ 253,257       $ 233,959       $ 200,380
                                                                           =========       =========       =========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (Unaudited)


                                               NINE MONTHS ENDED OCTOBER 31,              THREE MONTHS ENDED OCTOBER 31,
                                           --------------------------------------    --------------------------------------
                                                 1996                 1995                 1996                    1995
                                                 ----                 ----                 ----                    ----

Net sales                                       $158,629             $140,269             $ 76,864             $ 68,079

Costs and expenses:
    Cost of sales                                 70,681               65,909               33,897               31,947
    Selling, general and administrative           72,568               60,863               31,439               25,468
                                                --------             --------             --------             --------
                                                 143,249              126,772               65,336               57,415
                                                --------             --------             --------             --------

Operating income                                  15,380               13,497               11,528               10,664

Net interest expense                               3,490                3,650                1,367                1,369
                                                --------             --------             --------             --------

Income before income taxes                        11,890                9,847               10,161                9,295


Provision for income taxes                         3,330                2,954                2,811                2,789
                                                --------             --------             --------             --------

Net income                                      $  8,560             $  6,893             $  7,350             $  6,506
                                                ========             ========             ========             ========

Income per share:                               $   1.42             $   1.15             $   1.22             $   1.08
                                                ========             ========             ========             ========

Shares used in per share computations:             6,009                5,998                6,011                6,003
                                                ========             ========             ========             ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                                                 NINE MONTHS ENDED OCTOBER 31,
                                                                           ---------------------------------------
                                                                                  1996                   1995
                                                                                  ----                   ----
Cash flows from operating activities:
   Net income                                                                  $  8,560           $  6,893
   Adjustments to  reconcile net income to net cash used in operating activities:
      Depreciation and amortization                                               2,691              2,381
      Deferred and non-current foreign income taxes                                (530)              (307)
      Provision for losses on accounts receivable                                    (5)              (560)
      Changes in current assets and liabilities:
         Trade receivables                                                      (37,471)           (30,597)
         Inventories                                                            (14,975)            (8,584)
         Other current assets                                                    (2,694)             5,606
         Accounts payable                                                           125             (4,807)
         Accrued liabilities                                                      7,867              4,916
         Deferred and current taxes payable                                       2,326              2,547
      (Increase) decrease in other non-current assets                            (1,204)               938
      Increase in other non-current liabilities                                     223                875
                                                                               --------           --------
   Net cash used in operating activities                                        (35,087)           (20,699)
                                                                               --------           --------

Cash flows used for investing activities:
   Capital expenditures                                                          (4,382)            (2,292)
   Goodwill, trademarks and other intangibles                                       (69)               (99)
                                                                               --------           --------
   Net cash used in investing activities                                         (4,451)            (2,391)
                                                                               --------           --------

Cash flows from financing activities:
   Net proceeds from current borrowings under lines of credit                    35,641             24,915
   Proceeds from long-term debt                                                   5,000                 --
   Principal payments under capital leases                                         (365)              (621)
   Exercise of stock options                                                         63                  6
   Purchase of treasury stock                                                        --               (128)
   Dividends paid                                                                  (529)              (443)
                                                                               --------           --------
   Net cash provided by financing activities                                     39,810             23,729
                                                                               --------           --------

Effect of exchange rate changes on cash                                             (61)               235

Net decrease in cash                                                                211                874

Cash at beginning of period                                                       3,829              4,896
                                                                               --------           --------

Cash at end of period                                                          $  4,040           $  5,770
                                                                               ========           ========

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

NOTE 2 - INVENTORIES

Inventories consist of the following (in thousands):

                                                         OCTOBER 31,          JANUARY 31,
                                                            1996                  1996
                                                         -----------          -----------
         Finished goods                                   $ 61,392              $ 51,034
         Work-in-process and component parts                41,502                38,067
                                                          --------              --------

                                                          $102,894              $ 89,101
                                                          ========              ========

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows (in thousands):

                                                                          NINE MONTHS
                                                                       ENDED OCTOBER 31,
                                                                    --------------------

                                                                    1996            1995
                                                                    ----            ----
         Cash paid during the period for:
           Interest                                                $2,727          $3,010
           Income taxes                                             1,745           1,127

         Non-cash investing and financing activities:
           Equipment acquired under capital leases                 $  198          $  116

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Nine months ended October 31, 1996 compared to nine months ended October 31, 1995.

Net Sales. Net sales increased 13.1% to $158.7 million from $140.3 million for the nine months ended October 31, 1996 and October 31, 1995, respectively. The increase was attributable to a 15.7% increase in domestic sales reflecting growth in the Company's Concord, Movado and ESQ brands. International sales increased 2.5%.

Gross Margins. Gross profit for the nine months ended October 31, 1996 was $87.9 million (55.4% of net sales) as compared to $74.4 million (53.0% of net sales) for the comparable prior year period. The increase in margin is mainly attributable to the Company continuing to experience a shift in overall sales mix toward its higher margin Movado, Concord and Esquire brands, as well as a strengthening of the U.S. dollar against the Swiss franc which affects the Company's product acquisition costs.

Operating Expenses. Operating expenses increased 19.2% for the nine months ended October 31, 1996 to 45.7% of net sales from 43.4% of net sales for the comparable prior year period. Excluding the effect of a one-time, pre-tax charge of $600,000 included in last year's results, operating expenses increased approximately $12.3 million. The increase in operating expenses is mainly attributable to increases in advertising, marketing and other variable costs related to higher sales volumes.

Interest Expense. Net interest expense, which consists primarily of interest on the Company's $40,000,000 of 6.56% Senior Notes and borrowings against its working capital and revolving lines of credit, was $3.5 million for the nine months ended October 31, 1996 as compared to $3.7 million for the comparable prior year period. The lower interest expense is mainly due to a reduction in average interest rates partially offset by increased average amounts outstanding, as compared to the period ended October 31, 1995.

Income Taxes. The Company recorded a provision for income taxes of $3.3 million for nine months ended October 31, 1996 as compared to a provision of $3.0 million for the comparable prior year period. Taxes were provided at a 28% effective rate which the Company believes will approximate the effective annual rate for fiscal 1997; however, there can be no assurance of this as it is dependent on a number of factors including: mix of foreign to domestic earnings, local statutory tax rates and utilization of net operating losses. The 28% effective rate differs from the United States statutory rate due to the mix of earnings between the Company's U.S. and international operations, the most significant of which are located in Switzerland. The Company's international operations are generally subject to tax rates that are significantly lower than U.S. statutory rates.

Three months ended October 31, 1996 compared to three months ended October 31, 1995.

Net Sales. Net sales increased 12.9% to $76.9 million from $68.1 million for the three months ended October 31, 1996 and October 31, 1995, respectively. The increase was attributable to a 9.9% increase in domestic sales reflecting unit sales increases in the Company's Movado and ESQ brands. International sales for the quarter increased 33%.

Gross Margins. Gross profit for the three months ended October 31, 1996 was $43.0 million (55.9% of net sales) as compared to $36.1 million (53.1% of net sales) for the comparable prior year period. The increase in margin is mainly attributable to the Company continuing to experience a shift in overall sales mix toward its higher margin Movado, Concord and ESQ brands as well as a strengthening of the U.S. dollar against the Swiss franc which affects the Company's product acquisition costs.

Operating Expenses. Operating expenses increased 23.4% for the three months ended October 31, 1996 to 40.9% of net sales from 37.4% of net sales for the comparable prior year period. Operating expenses increased approximately $6.0 million. The increase in operating expenses is mainly attributable to increases in advertising, marketing and other variable costs related to higher sales volumes.

Interest Expense. Net interest expense, which consists primarily of interest on the Company's $40,000,000 of 6.56% Senior Notes and borrowings against its working capital and revolving lines of credit, was $1.4 million for the three months ended October 31, 1996 and 1995, respectively. Interest expense remained flat as compared with the prior year period as a result of a slight decrease in interest rates on the working capital lines offset by higher average borrowings.

Income Taxes. The Company recorded a provision for income taxes of $2.8 million for three months ended October 31, 1996 as compared to a provision of $2.8 million for the comparable prior year period. Taxes were provided at a 28% effective rate which the Company believes will approximate the effective annual rate for fiscal 1997; however, there can be no assurance of this as it is dependent on a number of factors including: mix of foreign to domestic earnings, local statutory tax rates and utilization of net operating losses. The 28% effective rate differs from the United States statutory rate due to the mix of earnings between the Company's U.S. and international operations, the most significant of which are located in Switzerland. The Company's international operations are generally subject to tax rates that are significantly lower than U.S. statutory rates.

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

The Company has met its liquidity needs primarily through funds from operations and bank borrowings under working capital lines of credit with domestic and Swiss banks. The Company's domestic lines of credit were renewed during the third quarter. The Company has also entered into a revolving credit agreement with its domestic banks. Funds available under this agreement are in addition to the Company's working capital lines. The Company's debt to total capitalization ratio was 44.7% at October 31, 1996, 41.1% at October 31, 1995 and 31.8% at January 31, 1996. The increase from January 31, 1996 was primarily the result of the Company financing seasonal working capital requirements under its working capital lines of credit.

The Company's net working capital consisting primarily of trade receivables and inventories amounted to $139.9 million at October 31, 1996, $136.4 million at October 31, 1995 and $132.7 million at January 31, 1996.

Accounts receivable at October 31, 1996 were $112.7 million as compared to $99.6 million at October 31, 1995 and $75.3 million at January 31, 1996. The increase in the receivables was primarily the result of the Company's increased domestic sales volume and the timing of shipments during the third quarter of fiscal 1997.

Inventories at October 31, 1996 were $102.9 million as compared to $96.7 million at October 31, 1995 and $89.1 million at January 31, 1996. The increase in inventories reflects both the seasonal build in inventories as well as the expansion of the company's sales base and product line.

The Company's fiscal 1997 year-to-date capital expenditures approximate $4.4 million compared to $2.3 million through October 31, 1995. Expenditures were primarily related to improvements in the Company's management and sales management information systems, costs incurred in connection with the expansion of domestic distribution operations and the move of the Company's Swiss distribution operations. Additionally, costs related to the company's new Piaget flagship store in New York City are included in fiscal 1997. The Company expects that its annual capital expenditures in fiscal year 1997 will exceed the average levels experienced over the last three fiscal years due to planned improvements in management information systems, expansion of its retail store network, including the Piaget store, and the expansion of distribution operations to support continued sales growth.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1 Line of Credit Letter Agreement dated August 30, 1996, signed September 18, 1996 between The Chase Manhattan Bank and the Registrant.

                  10.2 Letter Agreement dated August 9, 1996 amending line of credit letter agreement dated May 31, 1995 between Fleet Bank, NA and the Registrant.

                  10.3 Line of Credit Letter Agreement dated November 13, 1996 between Marine Midland Bank and the Registrant.

                  10.4 Amended and restated Movado Group, Inc. Deferred Compensation Plan for Executives dated June 15, 1996.

                  10.5 Movado Group, Inc. 1996 Stock Incentive Plan amending and restating 1993 Employee Stock Option Plan.

                  10.6 Movado Group, Inc. Annual Incentive Compensation Plan for fiscal year 1997.

                  11.    Computation of net income per share.

                  27.    Financial schedules.

         (b)      Reports on Form 8-K
                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                MOVADO GROUP, INC.
                                                   (Registrant)

Dated:  December 13, 1996                   By:  /s/ Kenneth J. Adams
                                                 -------------------------------
                                                 Kenneth J. Adams
                                                 Senior Vice President and
                                                 Chief Financial Officer
                                                 (Chief Financial Officer)

Dated: December 13, 1996                    By:  /s/ John J. Rooney
                                                 -------------------------------
                                                 John J. Rooney
                                                 Corporate Controller
                                                 (Principal Accounting Officer)

                                  EXHIBIT INDEX

    EXHIBIT
     NUMBER                               DESCRIPTION
     ------                               -----------

      10.1 Line of Credit Letter Agreement dated August 30, 1996, signed September 18, 1996 between The Chase Manhattan Bank and the Registrant.

      10.2 Letter Agreement dated August 9, 1996 amending line of credit letter agreement dated May 31, 1995 between Fleet Bank, NA and the Registrant.

      10.3 Line of Credit Letter Agreement dated November 13, 1996 between Marine Midland Bank and the Registrant.

      10.4 Amended and restated Movado Group, Inc. Deferred Compensation Plan for Executives dated June 15, 1996.

      10.5 Movado Group, Inc. 1996 Stock Incentive Plan amending and restating 1993 Employee Stock Option Plan.

      10.6 Movado Group, Inc. Annual Incentive Compensation Plan for fiscal year 1997.

      11.         Computation of net income per share.

      27.         Financial schedules.