Form 10-K405
period 1997-01-31
MOVADO GROUP INC
filed 1997-04-18
CIK 72573

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  ------------
                                   FORM 10-K
(Mark one)
   [x]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR FISCAL YEAR ENDED JANUARY 31, 1997
                                       OR
   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM          TO
                         COMMISSION FILE NUMBER 0-22378

                               MOVADO GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  NEW YORK                                     13-2595932
        (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

    125 CHUBB AVENUE, LYNDHURST, NEW JERSEY                       07071
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)
       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (201) 460-4800

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:       NAME OF EACH EXCHANGE ON WHICH REGISTERED:
                           NONE                                                       NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE
                                (TITLE OF CLASS)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [x]    No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        Based on the closing sales price of the Common Stock as of April 15, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $91,526,194. For purposes of this computation, each share of Class A Common Stock is assumed to have the same market value as one share of Common Stock into which it is convertible and only shares of stock held by directors, officers and principal shareholders were excluded.

        The number of shares outstanding of the registrant's Common Stock and Class A Common Stock as of April 15, 1997 were 3,450,616 and 2,586,368, respectively.


                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

        Portions of the definitive proxy statement relating to Registrant's 1997 annual meeting of shareholders (the "Proxy Statement") are incorporated by reference in Part III hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     PART I


Item 1. Business

CORPORATE ORGANIZATION

The registrant, Movado Group, Inc., is a designer, manufacturer and distributor of quality watches with prominent brands sold in almost every price category comprising the watch industry. It was incorporated in New York in 1967 to acquire Piaget Watch Corporation and Corum Watch Corporation, which had been, respectively, the exclusive importers and distributors of Piaget and Corum watches in the United States since the 1950's. The registrant and its subsidiaries are referred to herein as "Movado Group, Inc." or the "Company" unless the context otherwise requires.

In 1970, the Company acquired the Swiss manufacturer of Concord watches, which had been manufacturing Concord watches since 1908, and in 1983, the Company acquired the U.S. distributor of and substantially all the assets related to the Movado watch brand from the Swiss manufacturer of Movado watches.

On October 7, 1993, the Company completed a public offering of 2,666,667 shares of common stock, par value $.01 per share (the "Common Stock"). In connection with the public offering, each share of old Class A Common Stock was reclassified into 10.46 shares of Class A Common Stock, par value $.01 per share (the "Class A Common Stock"). Each share of Common Stock is entitled to one vote per share and each share of Class A Common Stock is entitled to 10 votes per share on all matters submitted to a vote of the shareholders. Each holder of shares of Class A Common Stock is entitled to convert, at any time, any and all such shares into the same number of shares of Common Stock. Each share of Class A Common Stock is converted automatically into Common Stock in the event that the beneficial or record ownership of such share of Class A Common Stock is transferred to any person, except to certain family members or affiliated persons deemed "permitted transferees" pursuant to the Company's Amended Restated Certificate of Incorporation. The Common Stock is quoted on the Nasdaq National Market under the trading symbol "MOVA".

With executive offices in Lyndhurst, New Jersey, the Company operates wholly-owned subsidiaries in Canada, Hong Kong, Japan, Singapore, Switzerland and the United States.

INDUSTRY OVERVIEW

The Company believes that the watch market can be categorized into five principal price categories as set forth in the following table:

                                         APPROXIMATE SUGGESTED RETAIL
            PRICE CATEGORY                       PRICE RANGE
            --------------               ----------------------------
        Luxury                                        $5,000 and over
        Expensive                                    $1,000 to $4,999
        Medium-priced                                    $400 to $999
        Moderately-priced                                 $80 to $399
        Mass-market                                     less than $80

Luxury Watches

Luxury watches are usually made of precious metals, including 18 karat gold or platinum, and may be set with precious gems, including diamonds, emeralds, rubies and sapphires. These watches are primarily mechanical or quartz-analog watches. Mechanical watches keep time with intricate mechanical movements consisting of an arrangement of wheels, jewels and winding and regulating mechanisms. Quartz-analog watches have quartz movements in which time is precisely calibrated to the regular frequency of the vibration of quartz crystal. Luxury watches are manufactured almost exclusively in Switzerland. In addition to the Company's Piaget and Corum watches and certain Movado and Concord watches, well-known brand names of luxury watches include Audemars Piguet, Cartier, Patek Philippe, Rolex and Vacheron & Constantin.

Expensive Watches

Most expensive watches are quartz-analog watches, although certain expensive watches are mechanical watches. These watches are made with either 14 or 18 karat gold, stainless steel or a combination of gold and stainless steel and are occasionally set with precious gems. Expensive watches are primarily manufactured in Switzerland. In addition to a majority of the Company's Concord watches and certain Movado watches, well-known brand names of expensive watches include Baume & Mercier, Breitling, Cartier, Ebel, Omega and Rolex.

Medium-Priced Watches

The majority of medium-priced watches are quartz-analog watches. These watches are made with either gold finish, stainless steel or a combination of gold finish and stainless steel. Medium-priced watches are manufactured primarily in Switzerland, as well as in the Far East. In addition to a majority of the Company's Movado watches and certain Concord watches, well-known brand names of medium-priced watches include Gucci, Raymond Weil and TAG-Heuer.

Moderately-Priced Watches

Most moderately-priced watches are quartz-analog watches. The Company believes that the moderately-priced segment of the watch market includes two distinct types of watches: (i) watches with more classical styles and features and (ii) watches with less traditional designs that attempt to reflect fashion trends. Moderately-priced watches are manufactured primarily in the Far East, as well as in Switzerland. In addition to the Company's ESQ line and certain Movado watches, well-known brand names of watches with more classical styles and features in the moderately-priced segment include Bulova, Citizen and Seiko. Although certain fashion watches compete in the mass-market segment, fashion watches are generally priced at the lower end of the moderately-priced segment of the watch market. Well-known brand names of fashion watches in the moderately-priced segment include Anne Klein, Fossil, Gucci and Guess.

Mass-Market Watches

Mass-market watches consist of digital and quartz-analog watches that are made with either stainless steel, brass or plastic. Digital watches, unlike quartz-analog watches, have no moving parts. Instead, time is kept by electronic microchips and is displayed as discrete arabic digits illuminated on the watch face by light emitting diodes (LEDs) or liquid crystal displays (LCDs). Mass-market watches are manufactured primarily in the Far East. Movado Group, Inc. does not manufacture or distribute mass-market watches. Well-known brands of mass-market watches include Casio, Citizen, Fossil, Seiko, Swatch and Timex.

PRODUCTS

The Company markets five distinctive brands of watches: Movado, Concord, ESQ, Piaget and Corum. The Company designs and manufactures Movado and Concord watches primarily in Switzerland, as well as in the United States, for sale throughout the world. ESQ watches are manufactured to the Company's specifications by independent contractors located in the Far East and are presently sold in the United States, Canada and the Caribbean Islands. In addition, Movado Group, Inc. is the exclusive distributor of Swiss-manufactured Piaget and Corum watches in the United States, Canada, Central America and the Caribbean Islands. Piaget and Corum watches are manufactured in Switzerland by S.A. Ancienne Fabrique Georges Piaget et Cie. ("Piaget Swiss"), and Corum Ries, Bannwart et Cie. ("Corum Swiss"), respectively.

Beginning in late fiscal 1998 or early fiscal 1999 the Company plans to introduce Coach watches as a new sixth brand which will be manufactured on behalf of and distributed by the Company in the United States and internationally under a license agreement signed with Sara Lee Corporation.

Movado

Founded in 1881 in La Chaux-de-Fonds, Switzerland, the Movado brand today includes a line of watches based on the design of the world famous Movado Museum watch and a number of other watch collections, most with more traditional designs. Distinguished by a solitary dot at the 12 o'clock position on a number less dial, the design for the Movado Museum watch was the first watch design chosen by the Museum of Modern Art for its permanent collection. It has since been honored by 10 other museums throughout the world. Other Movado collections include: Movado Gold, Movado 1881 Suisse and Gentry. Movado Gold consists of classical gold bracelet and strap watches. Watch designs of Movado 1881 Suisse are based on designs found in Movado's watch archives and the Company's collection of antique Movado watches. Gentry includes more traditional looking strap watches, which are designed and priced to appeal to younger consumers. During fiscal 1997, the Company introduced a new line within the Movado brand called Vizio. Vizio is a contemporary styled watch line composed primarily of all steel bracelet and leather strap designs.

All Movado watches are made with 14 or 18 karat gold, 18 karat gold finish, stainless steel or a combination of 18 karat gold finish and stainless steel. The majority of Movado watches have suggested retail prices of between approximately $195 and $4,000.

The Company has also periodically offered special limited edition watches as part of its Artists Series in order to enhance the image of artistry and style associated with the Movado brand. A number of internationally recognized artists have created watch designs for this series.

Concord

Three principal collections of watches, Saratoga, Delirium and Royal Gold, comprise the Concord line. Saratoga consists primarily of sport watches that employ both quartz and mechanical movements. The Company uses ultra-thin quartz movements in its Delirium watches, which are based on technology the Company developed when it manufactured the world's thinnest watch in 1979. Royal Gold includes both highly fashionable and classic lines of gold watches. Concord watches are made with 14 or 18 karat gold, stainless steel or a combination of 18 karat gold and stainless steel, except for Royal Gold watches, which are made with only 14 or 18 karat gold. In 1997, the Company introduced the Veneto line of 18 karat gold watches which have a classic design. The majority of Concord watches have suggested retail prices of between approximately $1,000 and $15,000.

ESQ

Introduced in the second half of fiscal 1993, the ESQ brand consists of watches with suggested retail prices from approximately $125 to $495 with features and styles comparable to those found in more expensive watches. The ESQ line currently includes two principal collections: Sport and Fashion. The Sport collection includes the 9500 SLX, Submersible, Freedom, Rally and Aquasport lines, all of which are water resistant to at least 330 feet. Fashion includes contemporary style bracelet watches, many of which include genuine mother-of-pearl dials. All ESQ watches contain Swiss movements and are made with stainless steel, gold finish or a combination of stainless steel and gold finish, with leather straps, stainless steel bracelets or gold finish bracelets.

Piaget

Piaget watches are manufactured by Piaget Swiss in La Cotes-aux-Fees, Switzerland. The Company believes that Piaget watches are among the most expensive watches in the world. Tanagra, Piaget's flagship collection, consists predominately of rounded link bracelet watches. Piaget Polo principally consists of sportier watches, while Dancer watches are generally thinner, dressier watches. Gouverneur watches are very traditional watches with mechanical movements and leather straps. All Piaget watches are made of 18 karat gold and most Piaget watches include either precious or semi-precious gems. In addition, the Company distributes certain limited-edition high jewelry watches, including the Aura and Galaxy series. Aura and Galaxy watches are typically made of 18 karat gold and set with precious gems, including diamonds, emeralds, rubies and sapphires. The majority of Piaget watches have suggested retail prices of between approximately $4,000 and $30,000.

Corum

Corum Swiss is a family owned company founded in 1955 in La Chaux-de-Fonds, Switzerland. The Company's four principal Corum watch collections include: Gold Coin, Symbiose, Quadratus and Admiral's Cup. Gold Coin features watches in which the case and dial are manufactured from a genuine gold coin. The coin watches, the most popular of which is the $20 American Eagle watch, are manufactured by slicing a gold coin in half and inserting the watch movement between the halves. Symbiose and Quadratus include larger art deco-styled watches with self-winding mechanical movements. Admiral's Cup consists of stainless steel and 18 karat gold watches with nautical themes on the watch dials. The majority of Corum watches have suggested retail prices of between approximately $3,000 and $30,000.

Other Products and Services

During fiscal 1997, sales of other products and services totaled approximately $23.8 million, or approximately 11.1% of net sales. These sales include revenues from the Company's service and watch repair operations, which historically have represented a source of consistent revenues with profit margins comparable to those generated from sales of the Company's watches. Other products and services include sales derived from the Company's Movado Design Store, Piaget Boutique and Movado Company Stores.

WARRANTY AND REPAIR

The Company has service facilities in each of its stores and offices around the world in addition to four Company-owned regional service facilities and approximately 100 authorized independent service centers. The Company conducts training sessions for, and distributes technical information and updates to, repair personnel in order to maintain consistency and quality at its service facilities and authorized independent service centers. The Company's products are covered by limited warranties against defects in materials and workmanship for periods ranging from one to three years from the date of purchase for movements and up to five years for Movado watch casings and bracelets. Products that are returned under warranty to the Company are generally serviced by the Company's employees at its service facilities.

ADVERTISING

Advertising is important to the successful marketing of the Company's watches. Movado Group, Inc. has maintained its own in-house advertising department since 1972 and devotes significant resources to advertising. Advertising expenditures totaled approximately 18.0%, 17.8% and 15.1% of net sales in fiscal 1997, 1996 and 1995, respectively. Advertising is developed individually for each of the Company's watch brands and is directed primarily to the ultimate consumer rather than to trade customers. The Company also participates in cooperative advertising programs with its trade customers. The Company develops the advertising for each of its brands by targeting consumers with particular demographic characteristics appropriate to the image and price range of the brand. Advertisements are placed predominantly in magazines and other print media, but are also created for television campaigns, catalogues and promotional materials.

SALES AND DISTRIBUTION

General

The Company sells Movado and Concord watches throughout the world; ESQ watches presently in the United States, Canada and the Caribbean Islands; and Piaget and Corum watches in the United States, Canada, Central America and the Caribbean Islands. All five brands are sold to trade customers by the Company's sales personnel, who typically specialize in one particular brand. The Company also sells Movado and Concord watches outside the United States, Canada, Central America and the Caribbean Islands through independent international distributors. In fiscal 1997 no single trade customer or international distributor accounted for 10% or more of the Company's sales. The Company does not believe it would be materially adversely affected by the loss of any single trade customer or independent distributor. In addition to its sales to trade customers and independent distributors, a portion of the Company's total sales are made directly to consumers in the United States through the Movado Design Store, Piaget Boutique and Movado Company Stores.

The Company divides its business into two major geographic markets; the "domestic" market which includes the Company's United States and Canadian operations, and the "international" market which includes the balance of the Company's operations.

Domestic

The Company operates in the United States through its North American Watch Company division and in Canada through its Canadian subsidiary. It sells its products in the domestic market primarily through department stores, such as Macy's, Neiman-Marcus and Saks Fifth Avenue, jewelry store chains, such as Zales, Mayor's and Sterling, and independent jewelers. The Movado, Concord and ESQ brands are sold through each of these retail channels; and the Piaget and Corum brands are sold primarily to independent jewelers. Sales to trade customers in the United States and Canada are made directly by the Company's sales force consisting of approximately 82 employees. A majority of the sales force is compensated solely on the basis of commissions, which are determined as a percentage of sales.

International

The Company sells Movado and Concord watches internationally through its own sales force of approximately 37 employees operating from the Company's sales and distribution offices in Hong Kong, Singapore and Switzerland, and also through a network of approximately 35 independent distributors operating in numerous countries around the world. A majority of the Company's arrangements with its international distributors are long-term, generally require certain minimum purchases and restrict the distributor from selling competitive products.

Alternative Methods of Distribution

In addition to its sales to trade customers and independent distributors, Movado Group, Inc. sells Movado watches directly to consumers in its Company-operated Movado Design Store on Fifth Avenue in New York City. The Company also sells Piaget watches and jewelry directly to consumers in its Company-operated Piaget Boutique on Fifth Avenue in New York City. The Company established the Piaget Boutique pursuant to an agreement with Piaget Swiss entered into in fiscal
1997. The Company also operates thirteen Movado Company Stores, in Cabazon, California; St. Helena, California; Solvang, California; Destin, Florida; Tuscola, Illinois; Freeport, Maine; Lancaster, Pennsylvania; Hilton Head,
South Carolina; Myrtle Beach, South Carolina; San Marcos, Texas; Manchester, Vermont; Dawsonville, Georgia and Williamsburg, Virginia. These Movado Company Stores sell discontinued and sample merchandise and factory seconds of all five brands, providing the Company with an organized and efficient method of reducing its inventory without competing directly with trade customers.

BACKLOG

At March 31, 1997, the Company had unfilled customer orders of approximately $19.2 million, compared to approximately $16.9 million at March 31, 1996 (based on currency exchange rates in effect on March 31, 1997). The Company believes that substantially all such orders are firm and will be filled during the Company's current fiscal year. The Company's backlog is affected by a variety of factors, including seasonality and the scheduling of the manufacture and shipment of products. Accordingly, a period-to-period comparison of backlog is not necessarily meaningful and may not be indicative of eventual shipments.

SOURCES AND AVAILABILITY OF SUPPLIES

Movado and Concord watches are generally assembled at the Company's manufacturing facility in Bienne, Switzerland with some off-site assembly performed principally by independent Swiss watch makers. Every Movado and Concord watch is assembled using Swiss movements and other components obtained from third-party suppliers. A number of cases and bracelets used in these watches are also manufactured by the Company. The Movado Gold and Concord Royal Gold collections are assembled by the Company at its facilities in Lyndhurst, New Jersey using Swiss movements as well as bracelets and cases obtained from third-party suppliers.

ESQ watches are manufactured by independent contractors in the Far East using Swiss movements and other components purchased from third-party suppliers principally located in the Far East.

Many of the watch movements used in the manufacture of Movado, Concord and ESQ watches are purchased from ETA, the largest single supplier of Swiss movements in the Swiss watch industry. ETA, a subsidiary of SMH (a principal competitor of Movado Group, Inc.), has supplied the Company with watch movements for over 20 years. The Company obtains other watch components for all of its manufactured brands including movements, cases, crystals, dials, bracelets and straps, from a number of other suppliers. The Company believes that comparable Swiss movements and other watch components are available from other suppliers on comparable terms and does not believe that its business is materially dependent on any one supplier. There can be no assurance, however, that the establishment of additional or replacement suppliers would not result in a temporary interruption in the manufacturing and assembly of the Company's products. Precious stones used in the Company's watches are purchased from various suppliers and are set in the United States, Canada and Switzerland. The Company believes that these stones are readily available from alternative sources. Movado Group, Inc. does not have long-term supply contracts with any of its component parts suppliers.

The Company purchases Piaget and Corum watches from Piaget Swiss and Corum Swiss, respectively under long term distribution agreements expiring December 31, 2009. Pursuant to the Piaget distribution agreements, Piaget Swiss undertakes, through its distribution affiliate Piaget (International) S.A., to sell watches and jewelry to the Company on request, based on a formula that allows for the most favorable prices and delivery terms at which the watches and jewelry are then being offered for sale to wholesale distributors unrelated to Piaget Swiss. Under the terms of the Corum distribution agreement, Corum Swiss undertakes to sell watches to the Company at the lowest prices at which the watches are then being offered for sale to others, and to use reasonable efforts to comply with all delivery dates specified by the Company. Although Movado Group, Inc. has long-term distribution agreements with Piaget Swiss and Corum Swiss for the supply of these watches, an interruption in supply could have a material adverse effect on the Company's results of operations.

COMPETITION

The markets for each of the Company's watch brands are highly competitive. With the exception of SMH, a large Swiss-based competitor, no single company competes with the Company across all of its brands. Certain companies, however, compete with Movado Group, Inc. with respect to one or more of its watch brands. Certain of these companies have, and other companies that may enter the Company's markets in the future may have, substantially greater financial, distribution, marketing and advertising resources than the Company. The Company's future success will depend, to a significant degree, upon its ability to compete effectively with regard to, among other things, the style, quality, price, advertising, marketing and distribution of its watch brands.

TRADEMARKS AND LICENSING AGREEMENTS

Movado Group, Inc. owns the trademarks MOVADO(R), CONCORD(R), VIZIO(R) and related trademarks for watches in the United States and in numerous other countries. The Company license the trademarks ESQUIRE(R), ESQ(R) and related trademarks for use in connection with the sale and advertisement of watches pursuant to a license agreement with The Hearst Corporation ("Hearst"). Pursuant to earlier agreements with Hearst dating from 1988, the Company previously used the ESQ name for one of its Movado watch collections. The current term of the Hearst license agreement expires on December 31, 1997, and the agreement is renewable at the Company's option through December 31, 2018.

The Company owns the trademark PIAGET(R) for watches and jewelry and a number of related trademarks for watches in the United States. Pursuant to distribution agreements and a trademark agreement entered into with Piaget Swiss in February 1992, the Company is required to assign the PIAGET(R) and related trademarks to Piaget Swiss upon the expiration of those agreements on December 31, 2009.

The Company also owns the trademark CORUM(R) and a number of related trademarks for watches in the United States. Pursuant to the Corum distribution agreement, Movado Group, Inc. is required to assign these trademarks to Corum Swiss on December 31, 2009, upon the expiration of the Company's distribution rights, unless earlier terminated by either party as of December 30, 2002.

The Company actively seeks to protect and enforce its trademarks by working with anti-counterfeiting organizations and law enforcement authorities, monitoring the enforcement of certain exclusion orders received from U.S. Customs and, when necessary, instituting legal action against infringers of its trademarks. As the owner of the PIAGET(R) trademark for watches in the United States, the Company has received an exclusion order, pursuant to U.S. Customs regulations, which prohibits the importation of both counterfeit and gray-market PIAGET(R) watches into the United States. A "gray-market" good is a foreign manufactured good that bears a valid United States trademark and is imported without the consent of the United States trademark owner. U.S. Customs enforces the exclusion order by seizing any such goods at their point of entry into the United States. The Company also has exclusion orders covering the trademark CORUM(R) and the Admiral's Cup dial design trademark. With respect to the trademarks MOVADO(R) and CONCORD(R), the Company has received exclusion orders that prohibit the importation of counterfeit goods or goods bearing confusingly similar trademarks into the United States. In accordance with U.S. Customs regulations, these exclusion orders, however, do not cover the importation of gray-market MOVADO(R) or CONCORD(R) watches because the Company is the manufacturer of such watches. All of the Company's exclusion orders are renewable.

EMPLOYEES

As of January 31, 1997, the Company had 718 full-time employees in its domestic and international operations. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement.

The Company has never experienced a work stoppage due to labor difficulties and believes that its employee relations are good.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS AND SEASONALITY

The Company operates in one industry segment: the design, manufacture and distribution of quality watches. The Company's sales in the United States and Canada are traditionally greater during the Christmas and holiday season and are significantly more seasonal than its international sales. Consequently, the Company's net sales historically have been higher during the second half of its fiscal year. The second half of each year accounted for approximately 62.0%, 61.2% and 62.6% of the Company's net sales for the fiscal years ending January 31, 1997, 1996 and 1995, respectively. The amount of net sales and operating income generated during the second half of each fiscal year depends upon the general level of retail sales during the Christmas and holiday season, as well as economic conditions and other factors beyond the Company's control. The Company does not expect any significant change in the seasonality of its domestic business in the foreseeable future. International sales tend to be less seasonal, particularly those derived from the Middle and Far Eastern markets.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

See Note 13 to the Consolidated Financial Statements for information pertaining to the Company's operations in different geographic areas.

Item 2. Properties

The Company leases various facilities in the United States, Canada, Switzerland and the Far East for its corporate, manufacturing, distribution and sales operations. The Company believes that it will be able to renew its leases for its facilities or obtain alternative space for such facilities upon the expiration of such leases. The Company believes that its facilities are adequate for the Company's current operations and to handle reasonably foreseeable sales growth. The Company's leased facilities are as follows:

                                                                             SQUARE            LEASE
     LOCATION                                FUNCTION                        FOOTAGE         EXPIRATION
     --------                                --------                        -------         ----------
Lyndhurst, New Jersey         Executive offices, watch assembly, watch        75,100          May 2002
                              repair, distribution

Bienne, Switzerland           Corporate functions, watch sales,               52,000        January 2007
                              distribution, watch assembly, watch repair

Hackensack, New Jersey        Warehouse                                        6,600         July 1999

Toronto, Canada               Watch sales, distribution, watch repair          5,300          May 1998

Hong Kong                     Watch sales, distribution, watch repair,         3,400        January 1999
                              ESQ quality control

Willowdale, Canada            Distribution                                     3,300        January 2000

Los Angeles, California       Watch repair                                     3,000        December 1997

Miami, Florida                Watch repair                                     2,600        October 2001

Grenchen, Switzerland         Watch sales                                      2,600        January 1998

New York, New York            Watch repair                                     2,200        November 2005

Japan                         Watch sales                                        750        May 1998

Singapore                     Watch sales, distribution, watch                   474        August 1998
                              repair



The Company leases retail space with average square footage of approximately 1,500 square feet. for the operation of its New York City Movado Design Store, Piaget Boutique and thirteen Movado Company Stores under leases expiring from February 1998 to July 2004. The Company also leases approximately 3,700 square feet of space at 730 Fifth Avenue in New York City under a lease expiring
May 31, 2006. The Company operates this location as a retail store devoted exclusively to the sale of Piaget watches and jewelry.

Movado Group, Inc. owns 1.2 acres and the buildings located thereon in La Chaux-de-Fonds, Switzerland, which the Company uses for watch component manufacturing. The Company also owns approximately 2,400 square feet of office space in Hanau, Germany, which it has used for sales, distribution and watch repair functions.

Item 3. Legal Proceedings

The Company is involved in certain legal proceedings arising in the normal course of its business. The Company believes that none of these proceedings, either individually or in the aggregate, will have a material adverse effect on the Company's business or its consolidated financial position.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders of the Company in the fourth quarter of fiscal 1997.

                                     PART II


Item 5. Market for Registrant's Common Stock and Related Shareholder Matters

As of February 28, 1997, there were 72 holders of record of the Class A Common Stock and, the Company estimates, approximately 1,110 beneficial owners of the Common Stock represented by 475 holders of record. The Common Stock is traded on the Nasdaq National Market under the symbol "MOVA". The shares of Common Stock were issued pursuant to a public offering in fiscal 1994 and trading commenced September 30, 1993. The quarterly high and low closing prices for the fiscal years ended January 31, 1997 and 1996 were as follows:

                                         1997                                 1996
       QUARTER ENDED            LOW               HIGH               LOW                HIGH
                          ---------------------------------     --------------------------------
   April 30                      17              19 1/8            13 3/4              14 3/8
   July 31                       17              22 1/2            13 1/8              14 3/4
   October 31                  17 1/4            26 3/4            13 3/4              18 1/4
   January 31                  22 1/4            28 1/2            18 1/8              19 3/4

The Class A Common Stock is not publicly traded and is subject to certain restrictions on transfer as provided under the Company's Amended Restated Certificate of Incorporation and consequently there is currently no established public trading market for these shares.

During the fiscal year ended January 31, 1997, the Board of Directors approved four $0.03 per share quarterly cash dividends to shareholders of record of the Common Stock and Class A Common Stock. The declaration and payment of future dividends, if any, will be at the sole discretion of the Board of Directors and will depend upon the Company's profitability, financial condition, capital and surplus requirements, future prospects, terms of indebtedness and other factors deemed relevant by the Board of Directors. See Note 4 to the consolidated financial statements regarding contractual restrictions on the Company's ability to pay dividends.

Item 6. Selected Financial Data

The selected financial data presented below have been derived from the Consolidated Financial Statements. This information should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements included elsewhere in this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of this report (in thousands except per share amounts).


                                                                   FISCAL YEAR ENDED JANUARY 31,

                                                   1997          1996          1995           1994           1993
                                                ---------     ---------     ---------      ---------      ---------
Statement of operations data:
Net sales                                       $ 215,107     $ 185,867     $ 160,853      $ 142,237      $ 134,153

Cost of sales                                      95,031        83,502        75,871         70,973         68,294
Selling, general and administrative (1)            99,657        84,315        69,243         56,993         53,331
                                                ---------     ---------     ---------      ---------      ---------
Total expenses                                    194,688       167,817       145,114        127,966        121,625

Operating income                                   20,419        18,050        15,739         14,271         12,528
Net interest expense                                4,874         4,450         4,307          7,570          8,996
                                                ---------     ---------     ---------      ---------      ---------
Income from continuing operations
before income taxes                                15,545        13,600        11,432          6,701          3,532
Provision for (benefit from) income taxes           3,853         3,876        (2,512)          (106)           207
                                                ---------     ---------     ---------      ---------      ---------
Income from continuing operations               $  11,692     $   9,724     $  13,944      $   6,807      $   3,325
                                                =========     =========     =========      =========      =========
Net income (2)                                  $  11,692     $   9,724     $  13,944      $   3,579      $   3,325
                                                =========     =========     =========      =========      =========
Income from continuing operations per share     $    1.94     $    1.62     $    2.32      $    1.61      $    1.00
Net income  per common share                    $    1.94     $    1.62     $    2.32      $    0.85      $    1.00
Weighted average common shares outstanding          6,012         6,007         6,000          4,223          3,334
Cash dividends declared per common share        $    0.12     $    0.10     $    0.08      $   0.048             --

Balance sheet data (end of period):
Working capital                                 $ 126,690     $ 132,679     $ 121,357      $ 108,612      $  97,958
Total assets                                      208,443       200,380       186,949        156,954        144,075
Long-term debt                                     40,000        40,000        40,000         40,000         64,494
Shareholders' equity                              103,870       104,841        92,930         72,458         35,776

(1) Includes in fiscal 1997 the effect of a one-time, pretax charge of approximately $450,000 in connection with restructuring the Company's German operations.

(2) Included in fiscal 1994 is an extraordinary charge of $3.2 million from the early redemption of $45 million aggregate stated principal amount of the Company's 12% subordinated Debentures.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Statements included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in this annual report on Form 10-K, as well as statements in future filings by the Company with the Securities and Exchange Commission ("SEC"), in the Company's press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, "FORWARD LOOKING STATEMENTS" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934. The Company cautions readers that FORWARD LOOKING STATEMENTS, include without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, plans for future operations, effective tax rates, margins, interest costs, and income, as well as assumptions relating to the foregoing. FORWARD LOOKING STATEMENTS are subject to certain risks and uncertainties, some of which cannot be predicted or quantified. Actual results and future events could differ materially from those indicated in the FORWARD LOOKING STATEMENTS, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the SEC including, without limitation, the following: general economic and business conditions which may impact disposable income of consumers, competitive products and pricing, ability to enforce intellectual property rights, and success of hedging strategies in respect of currency exchange rate fluctuations.


GENERAL

Net Sales. Among the more significant factors which influence annual sales are general economic conditions in the Company's domestic and international markets, new product introductions, the level of advertising expenditures, the effectiveness of marketing and distribution programs and product pricing decisions.

Reported sales are also affected by foreign exchange rates, primarily the U.S. dollar/Swiss franc rate, because significant portions of the Company's international sales are billed in Swiss francs and translated to U.S. dollars at average exchange rates for financial reporting purposes.

The Company's business is very seasonal. There are two major selling seasons in most of the Company's markets: the spring season which includes graduations and several holidays and, most importantly, the Christmas and holiday season. Major selling seasons in certain international markets center around significant local holidays that occur in late winter or early spring; however, because these markets are a less significant portion of the Company's business, their impact is far less than that of the selling seasons in North America.

The Company is continuing its efforts, begun in fiscal 1995, to expand sales in key international markets. These efforts have included the recruitment of a number of key personnel with management level sales and marketing responsibilities, the addition and replacement of selected independent distributors, an increase in the number of sales representatives, retargeted and increased advertising and coordinated marketing programs designed to build brand awareness and consumer demand for the Company's watches at point of sale.

Gross Margins. The Company's overall gross margins are primarily affected by four major factors: sales mix, product pricing strategy, component and labor costs and the U.S. dollar/Swiss franc exchange rate. The Company's gross margins on its manufactured brands are higher than those on its distributed brands and, therefore, any shift in overall sales mix toward the Company's manufactured brands will generally have a favorable impact on margins. In addition, margins on sales of a particular brand vary from model to model and, therefore, changes in the model sales mix within a brand will impact margins.

All of the Company's brands compete with a number of other brands on the basis of not only styling but also wholesale and retail price. The Company's ability to improve margins through price increases is, therefore, to some extent constrained by competitor actions. The overall level of liquidation sales of discontinued models in a particular fiscal year can also impact the Company's gross margins.

Manufacturing costs of the Company's Movado and Concord brands consist primarily of component costs, Company and subcontract assembly costs and unit overhead costs.

The Company seeks to control and reduce component and subcontract labor costs through a combination of negotiation with existing suppliers and alternative sourcing. Overall wage and salary costs at the Company's manufacturing operations in Switzerland are a function of production levels and local inflation. These costs have remained fairly stable over the three previous fiscal years.

Since a substantial amount of the Company's product costs are incurred in Swiss francs, fluctuations in the U.S. dollar/Swiss franc exchange rate can impact the Company's production costs and therefore its gross margins. The Company, therefore, hedges its Swiss franc purchases using a combination of forward contracts, purchased currency options and spot purchases. The Company's hedging program has, in the recent past, been reasonably successful in stabilizing product costs despite exchange rate fluctuations.

Operating Expenses. The Company's operating expenses consist primarily of advertising, selling, distribution and general and administrative expenses. Annual advertising expenditures are based principally on overall strategic considerations relative to maintaining or increasing market share in markets that management considers to be crucial to the Company's continued success as well as on general economic conditions in the various marketplaces around the world in which the Company sells its products.

Selling expenses consist primarily of sales commissions, salesforce travel costs and operating costs incurred in connection with the Company's retail business. Sales commissions vary proportionally with overall sales levels. Retail operating expenses consist primarily of salaries and store rent.

Distribution expenses consist primarily of salaries of distribution staff, the cost of part-time help to meet seasonal needs, and shipping costs and supplies.

General and administrative expenses consist primarily of salaries, employee benefit plan costs, office rent, management information systems costs and various other corporate expenses such as insurance, legal, internal audit and credit and collection costs.

Operating expenses over the last three fiscal years reflect the effect of the implementation of the Company's growth strategy. The more significant expenses associated with this strategy include advertising and marketing expenses designed to increase market share for the Piaget, Corum, Concord and Movado brands, advertising and marketing costs for the continuing expansion of the Company's ESQ line which was introduced in 1993, additions to the Company's domestic salesforce, salaries and rents associated with additional outlet stores and the addition of staff to support distribution and inventory management requirements coincident with growth of the Company's domestic business.

Income taxes. The Company's income tax provision for both fiscal 1997 and 1996 amounted to $3.9 million or 24.8% and 28.5% of pretax income, respectively. A portion of the Company's consolidated operations are located in non-U.S. jurisdictions and therefore the Company's effective rate differs from U.S. statutory rates. The majority of the Company's non-U.S. operations are located in jurisdictions with statutory rates below U.S. rates. The Company believes that the future effective tax rate will range from 24% to 30%; however, there can be no assurance of this as it is dependent on a number of factors including: mix of foreign to domestic earnings, local statutory tax rates and the Company's ability to utilize carryforward net operating losses in certain jurisdictions.

RESULTS OF OPERATIONS

Net Sales. Comparative net sales by product class are as follows (in thousands):

                           1997         1996         1995
                         --------     --------     --------
Piaget and Corum         $ 22,386     $ 25,963     $ 22,296

Concord and Movado
       Domestic           109,314       91,105       83,342
       International       30,185       28,504       27,437

ESQ                        29,496       19,350       11,293

Other                      23,726       20,945       16,485
                         --------     --------     --------
                         $215,107     $185,867     $160,853
                         ========     ========     ========

Net sales increased 15.7% in fiscal 1997. The increase resulted primarily from growth in unit sales in the U.S.

and, to a lesser extent, unit sales gains in the Company's international business.

Increases in unit sales in the U.S. were attributable primarily to the Concord, Movado and ESQ brands offset somewhat by a decline in unit sales of Piaget. The increase in international unit sales was offset somewhat by the negative impact of a change in translation rates.

Net sales increased 15.6% in fiscal 1996. The increase resulted primarily from growth in unit sales volumes in the U.S., Canada, the Caribbean and certain Far East markets offset somewhat by decreased unit sales in the Company's other international markets. Increases in unit sales in North America were attributable primarily to the Movado and ESQ brands and, to a lesser extent, increases in unit sales of Piaget in the United States, Canada and the Caribbean.

The increase in net sales in fiscal 1996 also includes the effect of price increases which were implemented in response to a significant decline in the value of the dollar against the Swiss franc which increases the Company's product costs. Net sales were also favorably impacted by changes in average translation rates.

Gross Margins. The Company's gross margins increased from 55.1% to 55.8% in fiscal 1997. Fiscal 1997 margins were favorably impacted by sales mix, particularly an increase in the proportion of Concord, Movado and ESQ sales to total sales as well as reduced per unit overhead costs due to higher unit production levels in Switzerland. The Company's margin was also benefited by increases in the U.S. dollar against the Swiss franc which occurred late in the fiscal year.

The Company's gross margins increased from 52.8% to 55.1% in fiscal 1996. The Company continued to experience a shift in its overall sales mix toward its higher margin Concord, Movado and ESQ brands. Margins also benefited from reduced levels of lower margin liquidation sales due to the success of the Company's outlet stores and improved production planning. The Company was able to offset the otherwise negative impact on gross margins of a significant decline in the U.S. dollar against the Swiss franc with price increases on all of its lines implemented at various points throughout the year.

Operating Expenses. Operating expenses in fiscal 1997 increased 18.2% to 46.3% of sales from 45.4% of sales in 1996. The increase in fiscal 1997 operating expenses occurred primarily in the advertising and selling, general and administrative expense categories. Although increasing slightly in absolute terms, product distribution costs declined as a percentage of sales.

The increase in advertising and marketing expenditures occurred primarily in the U.S. This increase was planned and relates to the Company's ongoing efforts to build identity and image for its brands. Fiscal 1997 advertising and marketing costs were affected by higher levels of media spending for Concord, Movado and, in particular, ESQ in the U.S., production costs for a new advertising campaign for Concord and increased marketing and promotional activities in the U.S. for all of the Company's brands including the introduction of the new Vizio line.

The growth in consolidated advertising costs also included increased media spending in certain international markets, primarily the Far East and Middle East.

Selling expenses included an increase in sales commissions commensurate with sales growth as well as the costs associated with an increase in the number of employees involved in the Company's domestic sales function, particularly in the ESQ brand and the growth of its retail division.

Fiscal 1997 general and administrative expenses included the cost of management additions and increased employee benefit costs. Fiscal 1997 operating expenses also included a non-recurring charge of $450,000 in connection with restructuring the Company's German business.

Operating expenses increased 21.8% in fiscal 1996 to 45.4% of net sales as compared to 43.0% of net sales in the prior year. The increase in overall operating expenses was attributable primarily to a planned 36% increase in advertising costs, and increases in variable selling and distribution expenses.

The increase in fiscal 1996 advertising expenses related to domestic media costs primarily for Movado and ESQ, targeted international campaigns, cooperative advertising programs and domestic and international advertising production costs. Fiscal 1996 advertising expenses also include a one time $600,000 charge in connection with a change in the accounting standards for advertising production costs. Non-advertising operating expenses as a percentage of sales were consistent with the prior year.

Interest Expense. Net interest expense, which consists primarily of interest on the Company's $40,000,000 of 6.56% senior notes and borrowings against its working capital and revolving lines of credit, was $4.9 million, $4.5 million and $4.3 million for fiscal 1997, 1996 and 1995, respectively. The effect of higher average outstanding borrowings against working capital lines in 1997 and 1996 was offset somewhat by lower average interest rates on these borrowings.

Income Taxes. The Company's income tax provision for both fiscal 1997 and 1996 amounted to $3.9 million or 24.8% and 28.5% of pretax income, respectively. A portion of the Company's consolidated operations are located in non-U.S. jurisdictions and therefore the Company's effective rate differs from U.S. statutory rates. The majority of the Company's non-U.S. operations are located in jurisdictions with statutory rates below U.S. rates. The Company believes that the future effective tax rate will range from 24% to 30%; however, there can be no assurance of this as it is dependent on a number of factors including: mix of foreign to domestic earnings, possible charges in local statutory tax rates and utilization of net operating losses.

In fiscal 1995, the Company recorded a tax benefit of $2.5 million. The benefit resulted primarily from the reversal of valuation allowances on domestic deferred tax assets related to net operating loss carryforwards, cumulative temporary differences and alternative minimum tax credits.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs historically have been primarily a function of its seasonal working capital requirements which have increased due to significant growth in domestic sales over the two previous years. The Company's business is not capital intensive and liquidity needs for capital investments have not been significant in relation to the Company's overall financing requirements.

The Company has met its liquidity needs primarily through funds from operations and bank borrowings under working capital lines of credit with domestic and Swiss banks. The Company has also entered into a revolving credit agreement with its domestic banks. Funds available under this agreement are in addition to the Company's working capital lines. (See Note 3 to the Consolidated Financial Statements for details of the Company's borrowing arrangements with its banks).

The Company expects that its future requirements for capital will relate not only to working capital requirements for the expected continued growth of its existing brands, but also funding new lines of business including the Spring 1998 launch of the Company's new Coach watch line and possible product line extensions and retail boutiques for the Movado brand. In addition, the Company is required to make a $5 million sinking fund payment on February 2, 1998 in connection with its $40 million 6.56% senior notes. The Company's existing bank credit lines and planned operating cash flows will not be sufficient to fund the combined capital commitments associated with internal growth, new business and sinking fund requirements; however, management believes the Company's positive operating performance of recent years and current financial position will afford it sufficient access to capital to meet all existing financial commitments and fully implement its business plans.

At January 31, 1997, the Company's debt to total capitalization ratio had been increased to 33.7% from 31.8% at January 31, 1996. The major factor in this increase was a $12.2 million decline in the Company's cumulative translation adjustment due to strengthening of the U.S. dollar. Excluding the cumulative translation adjustment, the Company's debt to total capitalization ratio declined from 34.0% to 33.3%.

The Company's working capital consisting primarily of trade receivables and inventories amounted to $126.7 and $132.7 million at January 31, 1997 and 1996, respectively. The decline in the Company's working capital in 1997 is primarily attributable to the reclassification of $5.0 million of the Company's long-term senior debt which is payable on January 31, 1998.

Accounts receivable at January 31, 1997 were $75.7 million compared to $75.3 million at January 31, 1996. Most of this increase related to growth in domestic sales in the second half of fiscal 1997 as compared to the prior year period partially offset by the translation effect due to strengthening of the U.S. dollar. On a constant dollar basis the Company reduced its days sales outstanding from 137 at January 31, 1996 to 130 at January 31, 1997.

Inventories at January 31, 1997 and 1996 were $87.2 million and $89.1 million, respectively, a decrease of $1.9 million or 2.2%. On a constant dollar basis, the Company's inventories increased approximately 5.0% in 1997; however, consolidated inventory turns increased from 1.0 to 1.1 times on a constant dollar basis.

The Company's capital expenditures amounted to $6,626,000, $2,025,000 and $4,397,000 in fiscal 1997, 1996 and 1995, respectively. Fiscal 1997 expenditures are principally related to the Company's Piaget Boutique, upgrades of the Company's domestic distribution operations, the relocation of the Company's Swiss operations and computer hardware and software investments to automate the Company's domestic salesforce. Fiscal 1996 and 1995 expenditures were primarily related to improvements in the Company's management information systems, expansion and upgrades of the Company's domestic distribution operations and leasehold improvements related to the expansion of the Company's Movado Company Store network.

Item 8.  Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                    SCHEDULE                  PAGE
                                                                                     NUMBER                  NUMBER
                                                                                     ------                  ------
Report of Independent Accountants                                                                             F-1

Consolidated Statements of Income for the fiscal years ended  January 31,                                     F-2
1997, 1996 and 1995

Consolidated Balance Sheets at January 31, 1997 and 1996                                                      F-3

Consolidated Statements of Cash Flows for the fiscal years ended                                              F-4
         January 31, 1997, 1996 and 1995

Consolidated Statements of Changes in Shareholders' Equity for                                                F-5
         the fiscal years ended January 31, 1997, 1996 and 1995

Notes to Consolidated Financial Statements                                                                F-6 to F-17

Valuation and Qualifying Accounts and Reserves                                        VIII                    S-1


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

The information required by this item is included in the Company's Proxy Statement for the 1997 annual meeting of shareholders and is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this item is included in the Company's Proxy Statement for the 1997 annual meeting of shareholders and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this item is included in the Company's Proxy Statement for the 1997 annual meeting of shareholders and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information required by this item is included in the Company's Proxy Statement for the 1997 annual meeting of shareholders and is incorporated herein by reference.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    Documents filed as part of this report

       1.  Financial Statements:

           See Financial Statements Index on page 18 included in Item 8 of part II of this report.

       2.  Financial Statements Schedules:

           Schedule VIII                    Valuation and Qualifying
                                            Accounts and Reserves

           All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

       3.  Exhibits:

           Incorporated herein by reference is a list of the Exhibits contained in the Exhibit Index on pages 40 through 43 of this report.


(b)    Reports on Form 8-K

       None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              MOVADO GROUP, INC.
                                                 (Registrant)

Dated: April 18, 1997           By:   /s/ Gedalio Grinberg
       --------------                 Gedalio Grinberg
                                      Chief Executive Officer and
                                      Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Dated:  April 18, 1997                 /s/ Gedalio Grinberg
        --------------                 Gedalio Grinberg
                                       Chief Executive Officer and
                                       Chairman of the Board of Directors
                                       (Principal Executive Officer)

Dated:  April 18, 1997                 /s/ Efraim Grinberg
        --------------                 Efraim Grinberg
                                       President

Dated:  April 18, 1997                 /s/ Michael J. Bush
        --------------                 Michael J. Bush
                                       Executive Vice President and Chief Operating Officer

Dated:  April 18, 1997                 /s/ Kenneth J. Adams
        --------------                 Kenneth J. Adams
                                       Senior Vice President and Chief Financial Officer
                                       (Chief Financial Officer)

Dated:  April 18, 1997                 /s/ John J. Rooney
        --------------                 John J. Rooney
                                       Corporate Controller
                                       (Principal Accounting Officer)

Dated:  April 18, 1997                 /s/ Margaret Hayes Adame
        --------------                 Margaret Hayes Adame
                                       Director

Dated:  April 18, 1997                 /s/ Donald Oresman
        --------------                 Donald Oresman
                                       Director

Dated:  April 18, 1997                 /s/ Leonard L. Silverstein
        --------------                 Leonard L. Silverstein
                                       Director

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Shareholders of Movado Group, Inc.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 20 present fairly, in all material respects, the financial position of Movado Group, Inc. and its subsidiaries at January 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP
New York, New York
March 24, 1997, except as to Note 16, which is as of April 3, 1997.

                               MOVADO GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                     FISCAL YEAR ENDED JANUARY 31,
                                               -------------------------------------
                                                  1997          1996          1995
                                               ---------     ---------     ---------
Net sales                                      $ 215,107     $ 185,867     $ 160,853

Costs and expenses:
       Cost of sales                              95,031        83,502        75,871
       Selling, general and administrative        99,657        84,315        69,243
                                               ---------     ---------     ---------
                                                 194,688       167,817       145,114
                                               ---------     ---------     ---------

Operating income                                  20,419        18,050        15,739

Net interest expense                               4,874         4,450         4,307
                                               ---------     ---------     ---------

Income before income taxes                        15,545        13,600        11,432

Provision for (benefit from) income taxes          3,853         3,876        (2,512)
                                               ---------     ---------     ---------

Net income                                     $  11,692     $   9,724     $  13,944
                                               =========     =========     =========

Earnings per share                             $    1.94     $    1.62     $    2.32
                                               =========     =========     =========

Shares used in per share computations              6,012         6,007         6,000
                                               =========     =========     =========






                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                            JANUARY 31,
                                                                     ------------------------
                                                                        1997           1996
                                                                     ---------      ---------
ASSETS
Current assets:
       Cash                                                          $   4,885      $   3,829
       Trade receivables, net                                           75,688         75,335
       Inventories                                                      87,177         89,101
       Other                                                            16,914         12,521
                                                                     ---------      ---------
       Total current assets                                            184,664        180,786

Plant, property and equipment, net                                      15,066         11,794
Other assets                                                             8,713          7,800
                                                                     ---------      ---------

                                                                     $ 208,443      $ 200,380
                                                                     =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Loans payable to banks                                        $   7,778      $   8,782
       Current portion of long-term debt                                 5,000             --
       Accounts payable                                                 25,297         22,042
       Accrued liabilities                                              13,188          9,289
       Deferred and current taxes payable                                6,711          7,994
                                                                     ---------      ---------
       Total current liabilities                                        57,974         48,107
                                                                     ---------      ---------

Long-term debt                                                          40,000         40,000
Deferred and noncurrent foreign income taxes                             3,477          3,860
Other liabilities                                                        3,122          3,572

Shareholders' equity
       Preferred Stock, $0.01 par value,
           5,000,000 shares authorized; no shares issued                    --             --
       Common Stock, $0.01 par value,
           20,000,000 shares authorized; 3,445,206 and 3,426,610
           shares issued, respectively                                      34             34
       Class A Common Stock, $0.01 par value,
           shares authorized; 2,585,322 and 2,588,891
           shares issued and outstanding, respectively                      26             26
       Capital in excess of par value                                   34,503         34,252
       Retained earnings                                                71,291         60,319
       Cumulative translation adjustment                                (1,856)        10,338
       Treasury stock,  9,201 shares, at cost                             (128)          (128)
                                                                     ---------      ---------
                                                                       103,870        104,841
                                                                     ---------      ---------
Commitments and contingencies (Note 11)
                                                                     ---------      ---------
                                                                     $ 208,443      $ 200,380
                                                                     =========      =========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   FISCAL YEAR ENDED JANUARY 31,
                                                                                   -----------------------------
                                                                                  1997          1996          1995
                                                                                --------      --------      --------
Cash flows from operating activities:
    Net income                                                                  $ 11,692      $  9,724      $ 13,944
    Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                  3,946         2,949         3,109
    Deferred and noncurrent foreign income taxes                                     221          (373)       (4,831)
    Provision for losses on accounts receivable                                    1,917         1,115           867
    Changes in current assets and liabilities:
           Trade receivables                                                      (4,096)      (10,607)       (9,982)
           Inventories                                                            (3,828)       (2,836)       (4,450)
           Other current assets                                                  (14,163)         (453)       (4,484)
           Accounts payable                                                        5,174         1,318        10,392
           Accrued liabilities                                                     4,301           481          (601)
           Deferred and current taxes payable                                       (377)        2,299         4,174
    Increase in other noncurrent assets                                           (1,285)         (153)       (1,337)
    Increase in other noncurrent liabilities                                         253           414            23
                                                                                --------      --------      --------
    Net cash provided by operating activities                                      3,755         3,878         6,824
                                                                                --------      --------      --------

Cash flows from investing activities:
    Capital expenditures                                                          (6,626)       (2,025)       (4,397)
    Goodwill, trademarks and other intangibles                                      (294)         (278)         (717)
                                                                                --------      --------      --------
    Net cash used in investing activities                                         (6,920)       (2,303)       (5,114)
                                                                                --------      --------      --------

Cash flows from financing activities:
    Net proceeds from (payment of) current borrowings under lines of credit        5,335        (1,194)        1,235
    Principal payments under capital leases                                         (389)         (996)         (869)
    Exercise of stock options                                                        212           214            --
    Dividends paid                                                                  (720)         (599)         (480)
    Purchase of treasury stock                                                        --          (128)           --
                                                                                --------      --------      --------
    Net cash provided by (used in) financing activities                            4,438        (2,703)         (114)
                                                                                --------      --------      --------

Effect of exchange rate changes on cash                                             (217)           61           147

Net increase (decrease) in cash                                                    1,056        (1,067)        1,743

Cash at beginning of year                                                          3,829         4,896         3,153
                                                                                --------      --------      --------
Cash at end of year                                                             $  4,885      $  3,829      $  4,896
                                                                                ========      ========      ========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                  CLASS A   CAPITAL IN                  CUMULATIVE
                                       PREFERRED     COMMON       COMMON     EXCESS OF     RETAINED     TRANSLATION       TREASURY
                                         STOCK        STOCK        STOCK     PAR VALUE     EARNINGS      ADJUSTMENT         STOCK
                                         -----        -----        -----     ---------     --------      ----------         -----
Balance, January 31, 1994              $     --      $    32      $   28     $  34,009     $  37,730     $     659        $      --
    Net income                                                                                13,944
    Dividends ($0.08 per share)                                                                 (480)
    Translation adjustment                                                                                   7,008
    Issuance of Common Stock
    Conversion of 239,196 shares of
      Class A Common Stock to 239,187
      shares of Common Stock                               2          (2)

                                       --------      -------      ------     ---------     ---------     ---------        ---------
Balance, January 31, 1995                    --           34          26        34,009        51,194         7,667               --
    Net income                                                                                 9,724
    Dividends ($0.10 per share)                                                                 (599)
    Stock options exercised                                                        214
    Tax benefit from employees
      exercising stock options                                                      29
    Purchase of Treasury stock                                                                                                (128)
    Translation adjustment                                                                                   2,671

                                       --------      -------      ------     ---------     ---------     ---------        ---------
Balance, January 31, 1996                    --           34          26        34,252        60,319        10,338             (128)
    Net income                                                                                11,692
    Dividends ($0.12 per share)                                                                 (720)
    Stock options exercised                                                        212
    Tax benefit from employees
      exercising stock options                                                      39
    Translation adjustment                                                                                 (12,194)
                                       --------      -------      ------     ---------     ---------     ---------        ---------
Balance, January 31, 1997              $     --      $    34      $   26     $  34,503     $  71,291     $  (1,856)       $    (128)
                                       ========      =======      ======     =========     =========     =========        =========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Movado Group, Inc. (the "Company"), is a designer, manufacturer and distributor of quality watches with prominent brands in almost every price category comprising the watch industry. The Company markets five distinctive brands of watches: Movado, Concord, ESQ, Piaget and Corum, which compete in most segments of the watch market.

The Company designs and manufactures Concord and Movado watches primarily through its subsidiaries in Switzerland and the United States. ESQ watches are manufactured to the Company's specifications using Swiss movements by independent contractors located in the Far East. The Company is also the exclusive distributor of Swiss-manufactured Piaget and Corum watches in the United States, Canada, Central America and the Caribbean Islands. The Company distributes its watch brands through its United States operations as well as through sales subsidiaries in Canada, Hong Kong, Singapore and Switzerland and through a number of independent distributors located in various countries throughout the world.

In addition to its sales to trade customers and independent distributors, Movado Group, Inc. sells Movado watches and Piaget products directly to consumers in its Company-operated Movado Design Store and its Piaget Boutique, respectively, both of which are located on Fifth Avenue in New York City. Movado Group, Inc. also operates a number of Movado Company Stores throughout the United States, through which the Company sells discontinued and sample merchandise.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated.

Translation of foreign currency financial statements and foreign currency transactions

The financial statements of the Company's international subsidiaries have been translated into United States dollars by translating balance sheet accounts at year end exchange rates and statement of operations accounts at average exchange rates for the year. Foreign currency transaction gains and losses are charged or credited to income as incurred. Foreign currency translation gains and losses are reflected in the equity section of the Company's consolidated balance sheet as cumulative translation adjustments.

Sales and trade receivables

The Company's trade customers include department stores, jewelry store chains and independent jewelers. Movado and Concord watches are also marketed through a network of independent distributors. Sales are recognized upon shipment of products to trade customers. Accounts receivable are stated net of allowances for doubtful accounts of $3,876,000 and $3,323,000 at January 31, 1997 and 1996, respectively. No individual trade customer, including trade customers under common control, or international distributor accounts for 10% or more of the Company's consolidated net sales.

The Company's concentrations of credit risk arise primarily from accounts receivable related to trade customers during the peak selling seasons. The Company has significant accounts receivable balances due from major department store chains. The Company's results of operations could be materially adversely affected in the event any of these customers or a group of these customers defaulted on all or a significant portion of their obligation to the Company as a result of financial difficulties.

Inventories

Inventories are valued at the lower of cost or market. The cost of domestic finished goods inventories is determined using the first-in, first-out (FIFO) method. The costs of finished goods inventories held by overseas subsidiaries and all component parts inventories are determined using average cost.

Plant, property and equipment

Plant, property and equipment at January 31, at cost, consists of the following (in thousands):

                                                         1997            1996
                                                       --------        --------
Furniture and equipment                                $ 26,288        $ 23,195
Leasehold improvements                                    8,662           6,306
                                                       --------        --------
                                                         34,950          29,501

Less:  accumulated depreciation and amortization        (19,884)        (17,707)
                                                       ========        ========
                                                       $ 15,066        $ 11,794
                                                       ========        ========

Depreciation of furniture and equipment is provided using the straight-line method based on the estimated useful lives of assets which range from three to ten years. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the lease or the estimated useful life of the leasehold improvement.

Goodwill and other intangibles

Other intangible assets consist primarily of trademarks and are recorded at cost. Trademarks are amortized over ten years, except in the case of costs associated with the Piaget and Corum trademarks, which are amortized over the remaining terms of the Piaget and Corum distribution agreements. Goodwill is amortized over 40 years. At January 31, 1997 and 1996, goodwill and other intangible assets at cost were $5,065,000 and $5,043,000, respectively, and related accumulated amortization of goodwill and other intangibles were $2,385,000 and $2,188,000, respectively.

Advertising production costs

In fiscal 1996, the Company adopted a newly prescribed accounting guideline which requires that production costs of an advertising campaign be expensed at the commencement date of the advertising campaign. As a result of adopting this new accounting pronouncement, the Company recorded at February 1, 1995 a one time pre-tax charge of approximately $600,000 ($0.07 per share after tax) which is included in selling, general and administrative expenses. Advertising expenses for fiscal 1997, 1996 and 1995, amounted to $38.7 million, $33.0 million and $24.4 million, respectively.

Income taxes

The Company and its domestic subsidiaries file a consolidated federal income tax return. Foreign income taxes have been provided based on the applicable tax rates in each of the foreign countries in which the Company operates. Certain Swiss income taxes are payable over several years; the portion of these taxes not payable within one year is classified as noncurrent. Noncurrent foreign income taxes included in the consolidated balance sheets at January 31, 1997 and 1996 were $724,000 and $637,000, respectively.

Earnings per share

Earnings per share are based on the weighted average total number of shares of Common Stock and Class A Common Stock outstanding during the periods presented.

Stock-based compensation

Stock-based compensation is recognized using the intrinsic value method. For disclosure purposes, pro forma net income and earnings per share are provided as if the fair value method had been applied.

Use of estimates in the preparation of financial statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - INVENTORIES

Inventories consist of the following (in thousands):

                                                        JANUARY 31,
                                                  ---------------------
                                                    1997          1996
                                                  -------       -------
        Finished goods                            $53,497       $51,034
        Work-in-process and component parts        33,680        38,067
                                                  -------       -------
                                                  $87,177       $89,101
                                                  =======       =======

NOTE 3 - BANK CREDIT ARRANGEMENTS AND LINES OF CREDIT

In fiscal 1997, the Company entered into revised agreements with certain domestic banks providing for $35,000,000 of unsecured demand borrowings, to be used primarily for seasonal working capital requirements. Borrowings under these lines bear interest at the prime commercial lending rate or LIBOR plus 1% or the certificate of deposit rate plus 1.25%. Borrowings may be made in either U.S. dollars or Swiss francs. These lines expire in the third quarter of fiscal
1998.

The Company's Swiss subsidiaries maintain secured and unsecured lines of credit with Swiss banks, a majority of which have an unspecified duration. Available credit under these lines totaled 20,500,000 Swiss francs, with dollar equivalents of approximately $14,437,000 and $16,635,000 at January 31, 1997 and 1996, respectively. The Swiss franc credit lines included a line of 1,500,000 Swiss francs for the purchase of gold, borrowings which are secured by gold inventory. As of January 31, 1997 and 1996, gold inventory valued at $0 and $827,000, respectively, was pledged as collateral for borrowings under this line of credit. One subsidiary's credit line contains a covenant requiring maintenance of retained earnings above a specified minimum level. This subsidiary was in compliance with this covenant at January 31, 1997 and 1996. There are no other restrictions on transfers in the form of dividends, loans or advances to the Company by its foreign subsidiaries.

Outstanding borrowings against the Company's aggregate demand lines of credit were $7,746,000 and $8,782,000 at January 31, 1997 and 1996, respectively.
Aggregate maximum and average monthly outstanding borrowings against the Company's lines of credit and related weighted average interest rates during fiscal 1997, 1996 and 1995 were as follows (in thousands):

                                           FISCAL YEAR ENDED JANUARY 31,
                                       -------------------------------------
                                         1997           1996           1995
                                       -------        -------        -------
  Maximum borrowings                   $56,143        $41,032        $31,300
  Average monthly borrowings           $34,302        $28,940        $22,139
  Weighted average interest rate           5.9%           6.0%           6.2%

Weighted average interest rates were computed based on average month-end outstanding borrowings and applicable average month-end interest rates.

On January 31, 1996, the Company entered into a three year revolving credit agreement with its domestic banks which provides the Company with a $20.0 million unsecured revolving line of credit. The agreement provides for various rate options including the federal funds rate plus a fixed rate, the prime rate or a fixed rate plus the LIBOR rate. The Company pays a facility fee on the unused portion of the credit facility. The agreement also contains certain financial covenants based on fixed coverage ratios, leverage ratios and restrictions which limit the Company on the sale, transfer or distribution of corporate assets, including dividends. The Company was in compliance with these restrictions and covenants at January 31, 1997. The amount of $5.0 million outstanding at January 31, 1997 is included in long-term debt. There were no amounts outstanding at January 31, 1996.

NOTE 4 - LONG-TERM DEBT

Long-term senior debt outstanding at January 31, 1997 and 1996 consisted of $35,000,000 and $40,000,000, respectively, of Senior Notes due January 31, 2005 (the "Senior Notes") which were issued in a private placement completed in fiscal 1994. The Senior Notes bear interest at 6.56% per annum, payable semiannually on July 31 and January 31, and are subject to mandatory annual prepayments of $5,000,000 commencing January 31, 1998 and accordingly such amount has been classified as a current liability in fiscal 1997. The Company has the option to prepay amounts due to holders of the Senior Notes at 100% of the principal plus a "make-whole" premium and accrued interest. The Senior Note agreement contains certain restrictions and covenants which generally require the maintenance of a minimum net worth, limit the amount of additional secured debt the Company can incur and limit the sale, transfer or distribution of corporate assets including dividends. The Company was in compliance with these restrictions and covenants at January 31, 1997.

Included in long-term debt at January 31, 1997 was $5.0 million related to the Company's revolving credit agreement as described in Note 3.

NOTE 5 - FOREIGN CURRENCY MANAGEMENT

A substantial portion of the Company's watches and watch components are sourced from affiliated and nonaffiliated suppliers in Switzerland. A significant strengthening of the Swiss franc against currencies of other countries in which the Company conducts sales activities increases the Company's product cost. This may adversely impact gross margins to the extent the Company is unsuccessful in hedging against changes in the currency exchange rates or higher product costs cannot be recovered through price increases in local markets. Significant fluctuations in the Swiss franc - U.S. dollar exchange rate can also have a material impact on the U.S. dollar value of the net assets of the Company's wholly-owned Swiss subsidiaries.

The Company hedges against foreign currency exposure using only forward exchange contracts, purchased foreign currency options and open market purchases to cover identifiable inventory purchase commitments and equity invested in its international subsidiaries. Due to production lead times, the Company hedges identified inventory purchase commitments generally over a period of up to eighteen months.

The Company has established strict counterparty credit guidelines and only enters into foreign currency transactions with financial institutions of investment grade or better. At January 31, 1997 and 1996, the

Company had foreign currency trading lines totaling $200,000,000 with various banks. To minimize the concentration of credit risk, the Company enters into hedging transactions with each of these banks. As a result, the Company considers the risk of counterparty default to be minimal.

The following table presents the aggregate contract amounts and fair values, based on dealer quoted prices, of the Company's financial instruments outstanding at January 31, 1997 and 1996. All financial instruments included below mature within one year and were held for hedging purposes only. Foreign currency forward amounts (in thousands) consist primarily of U.S. dollar - Swiss franc contracts.

                                                      AS OF JANUARY 31,
                                       ------------------------------------------------
                                               1997                          1996
                                       --------------------       ---------------------
                                       CONTRACT       FAIR        CONTRACT         FAIR
                                       AMOUNTS       VALUES        AMOUNTS        VALUES
Foreign Currency Forward Amounts       $56,176       $50,041       $78,528       $77,065

Purchased Options                      $ 7,450       $     0       $40,751       $   310

The contract amounts of these foreign currency forward amounts and purchased options do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of the exposure of the Company through its use of these financial instruments. The amounts exchanged are calculated on the basis of the contract amounts and the other terms of the financial instruments, which relate to exchange rates. As of January 31, 1997 and 1996, the receivable from and payable to banks recorded in current assets and other current liabilities, respectively, associated with closed contract positions was $247,000 and $289,000, respectively.

The estimated fair values of these foreign currency forward amounts and purchased options used to hedge the Company's risks will fluctuate over time. These fair value amounts should not be viewed in isolation, but rather in relation to the fair values of the underlying hedged transactions and investments and the Company's overall exposure to fluctuations in foreign exchange rates.

Gains and losses from and premiums paid for forward or option transactions that hedge inventory purchase commitments are included in the carrying cost of inventory and are recognized in cost of sales upon sale of the inventory. Net deferred charges from hedging amounted to $640,000 and $403,000 at January 31, 1997 and 1996, respectively, and were included in other current assets on the accompanying balance sheet.

Gains and losses on financial instruments that are designated and effective as hedges of net investments in international operations are included in shareholders' equity in the cumulative translation adjustment account.

NOTE 6 - FAIR VALUE OF OTHER FINANCIAL INSTRUMENTS

The estimated fair value of the Company's Senior Notes at January 31, 1997 approximated the carrying value of the notes as the difference between market-based interest rates at the balance sheet date and the 6.56% fixed rate of the notes was minimal. The fair value of the Company's other monetary assets and liabilities approximate carrying value due to the relatively short-term nature of these items.

NOTE 7 - INCOME TAXES

The provision for (benefit from) income taxes for the fiscal years ended January 31, 1997, 1996 and 1995 consist of the following components (in thousands):

                                                  1997           1996           1995
                                                -------        -------        -------
Current:
       U.S. Federal                             $ 1,667        $ 1,609        $   270
       U.S. State and Local                         477            460            195
       Non-U.S                                      860          1,430           (601)
                                                -------        -------        -------
                                                  3,004          3,499           (136)
                                                -------        -------        -------

Noncurrent:
       U.S. Federal                                  --             --             --
       U.S. State and Local                          --             --             --
       Non-U.S                                      845            800             64
                                                -------        -------        -------
                                                    845            800             64
                                                -------        -------        -------

Deferred:
       U.S. Federal                                  --            450         (2,400)
       U.S. State and Local                          --           (350)            --
       Non-U.S                                        4           (523)           (40)
                                                -------        -------        -------
                                                      4           (423)        (2,440)
                                                -------        -------        -------

Provision for (benefit from) income taxes       $ 3,853        $ 3,876        ($2,512)
                                                =======        =======        =======

During fiscal 1997, there were no material changes in the Company's deferred tax asset and liability accounts. Taxes were provided for at a rate of 24.8% and 28.5% for fiscal 1997 and 1996, respectively. The reduction in the consolidated tax rate is predominantly due to higher earnings in lower tax jurisdictions.

The Company's deferred federal U.S. tax charge for the year ended January 31, 1996, principally resulted from the utilization of federal domestic net operating loss and Alternative Minimum Tax (AMT) credit carryforwards. The Company's state and local deferred tax benefit results from the realization of deferred state and local tax benefits. The Company's deferred U.S. federal tax benefit for the year ended January 31, 1995 principally results from the reversal of valuation allowances related to deferred tax assets for domestic net operating loss carryforwards, AMT credit carryforwards and future domestic income tax deductions. As required under Statement of Financial Accounting Standards No. 109, these allowances are to be reversed when the Company believes that the related tax benefits are more likely than not to be realized. The reversal of the valuation allowances coincided with the return of U.S. operations to profitability due not only to growth in the domestic business but also to a substantial reduction in interest expense as a result of the Company's refinancing completed in fiscal 1994. The Company's current benefit for foreign taxes in fiscal 1995 was primarily attributable to a favorable impact from Swiss Cantonal tax law changes.

The deferred U.S. federal tax benefit for the year ended January 31, 1995 represents a portion of the tax effect of U.S. net operating loss carryforwards and future tax deductions which mainly arose in prior years and for which a 100% valuation allowance had been recorded. The reduction in the valuation allowance was primarily due to the fiscal 1995 refinancing which management believed would result in the realization of at least a portion of its accumulated deferred tax benefits due to expected interest savings in the U.S.

Deferred income taxes reflect the tax effect of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. Deferred income taxes have been classified as current or noncurrent on the consolidated balance sheets based on the underlying temporary differences and the expected due dates of taxes payable upon reversal. Significant components of the Company's deferred income tax assets and liabilities for the fiscal year ended January 31, 1997 consist of the following (in thousands):

                                                   DEFERRED TAX
                                              ----------------------
                                               ASSETS    LIABILITIES
                                              -------    -----------
             Operating loss carryforwards     $ 2,357      $    --
             Rent accrual                         650           --
             Inventory reserve                    631        5,091
             Receivable allowance               1,022          551
             Depreciation/amortization            797           53
             Other                                523          308
                                              -------      -------
                                                5,980        6,003
             Valuation allowance               (2,580)          --
                                              -------      -------
             Total                            $ 3,400      $ 6,003
                                              =======      =======

As of January 31, 1997, the Company had foreign net operating loss carryforwards of approximately $5,500,000 which are available to offset taxable income in future years. Additionally, the Company has domestic capital loss carryforwards of approximately $260,000 which expire in fiscal 1998. As of January 31, 1997, the Company continued to maintain a 100% valuation allowance with respect to the tax benefit of foreign net operating loss carryforwards. The Company has not recorded a deferred tax asset related to its capital loss carryforwards due to uncertainty as to its realization. Management is continuing to evaluate the appropriate level of allowance based on future operating results and changes in circumstances.

The provision for (benefit from) income taxes differs from the amount determined by applying the U.S. federal statutory rate as follows (in thousands):

                                                                    FISCAL YEAR ENDED JANUARY 31,
                                                                 ---------------------------------
                                                                  1997         1996          1995
                                                                 -------      -------      -------
Provision for income taxes at the U.S. statutory rate            $ 5,441      $ 4,760      $ 3,887
Realization of capital and operating loss carryforwards               --         (177)      (1,561)
Recognition of deferred tax asset                                     --           --       (2,400)
Lower effective foreign income tax rate                           (2,369)      (1,215)      (3,003)
Tax provided on repatriated earnings of foreign
subsidiaries                                                         308          328          300
State and local taxes, net of federal benefit                        315           73          195
Other                                                                158          107           70
                                                                 -------      -------      -------
                                                                 $ 3,853      $ 3,876      ($2,512)
                                                                 =======      =======      =======

No provision has been made for taxes on foreign subsidiaries' undistributed earnings of approximately $84,000,000 at January 31, 1997, as those earnings are intended to be reinvested. As a result of various tax planning alternatives available to the Company, it is not practical to estimate the amount of tax, if any, that might be payable on the eventual remittance of such earnings. On remittance, certain withholding taxes would be imposed which might be available to offset a U.S. tax liability, if any. In the event all undistributed earnings as of January 31, 1997 were remitted, approximately $4,170,000 of withholding taxes would be imposed.

NOTE 8 - OTHER ASSETS

In fiscal 1996, the Company entered into an agreement with a trust which owns an insurance policy issued on the lives of the Company's Chairman and Chief Executive Officer and his spouse. Under that agreement the trust has assigned the insurance policy to the Company as collateral to secure repayment by the trust of interest free loans to be made by the Company in amounts sufficient for the trust to pay the premiums on said insurance policy ($740,000 per annum). Under the agreement, the trust will repay the loans from the proceeds of the policy. The Company had loaned approximately $879,000 and $199,000 under this agreement at January 31, 1997 and 1996, respectively.

NOTE 9 - OTHER LIABILITIES

Other liabilities include notes payable to employees of $414,000 as of January 31, 1997 and 1996, respectively, issued in connection with redemption of all 4,664 outstanding shares of the Company's former Class B (Non-Voting) Common Stock. The redemption was effective July 31, 1993.

NOTE 10 - RESTRUCTURING CHARGE

During fiscal 1997, the Company signed a distribution agreement with Junghans Uhren GmbH to distribute Movado watches in Germany. As a result of this agreement, the Company closed its German sales office and recorded a charge of approximately $450,000, included in selling, general and administrative expenses, to cover severance and other costs to close the operation. Most of these costs will be paid in the first quarter of fiscal 1998.

NOTE 11 - LEASES, COMMITMENTS AND CONTINGENCIES

Rent expense for equipment and distribution, factory and office facilities held under operating leases was approximately $4,270,000, $3,274,000 and $3,384,000 in fiscal 1997, 1996 and 1995, respectively. Minimum annual rentals at January 31, 1997 under noncancelable operating leases which do not include escalations that will be based on increases in real estate taxes and operating costs are as follows:

                             Year ending January 31,
                                (in thousands):
                     1998                            $ 4,807
                     1999                              4,610
                     2000                              4,177
                     2001                              4,065
                     2002                              3,925
              2003 and thereafter                      9,259
                                                     -------
                                                     $30,843
                                                     =======

The Company has entered into capital leases to finance the cost of enhancing its management information systems in the United States and Switzerland. The gross value of computer equipment recorded under capital leases was $3,848,000 and $3,631,000 as of January 31, 1997 and 1996, respectively. Accumulated depreciation of computer equipment recorded under capital leases was $2,421,000 and $1,959,000 as of January 31, 1997 and 1996, respectively.

Future minimum lease payments for equipment under capital leases at January 31, 1997 are as follows:

                          Year ending January 31,
                             (in thousands):
        1998                                                  $   183
        1999                                                      230
                                                              -------
        Total minimum lease obligations                           413
        Less interest                                             (41)
                                                              -------
        Present value of minimum lease obligations                372
        Less current portion                                     (156)
                                                              -------
        Net amount due after one year                         $   216
                                                              =======

Due to the nature of its business as a luxury consumer goods distributor, the Company is exposed to various commercial losses. The Company believes it is adequately insured against such losses.

NOTE 12 - EMPLOYEE BENEFIT PLANS

Prior to fiscal 1995, the Company maintained two primary benefit plans for its domestic employees; a noncontributory Profit Sharing Plan and an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. Company contributions to the Profit Sharing Plan were at the discretion of the Board of Directors and no such contributions were made in fiscal 1997, 1996 and 1995. Company contributions and expenses of administering the Employee Savings Plan amounted to $127,000, $106,000 and $84,000 in fiscal 1997, 1996 and 1995, respectively.

During fiscal 1995, the Company merged its Profit Sharing Plan with and into the Employee Savings Plan and transferred participants' assets accumulated under the Profit Sharing Plan to the Employee Savings Plan. The merged Plan retains the characteristics of the former Employee Savings Plan.

Effective June 1, 1995, the Company adopted a defined contribution supplemental executive retirement plan ("SERP"). The SERP provides eligible executives with supplemental pension benefits in addition to amounts received under the Company's other retirement plan. The Company makes a matching contribution which vests equally over five years. During fiscal 1997 and 1996, the Company recorded expenses related to the SERP of approximately $138,000 and $42,000, respectively.

On September 23, 1994, the Company entered into a Death and Disability Benefit Plan agreement with the Company's Chairman and Chief Executive Officer. Under the terms of the agreement, in the event of the Chairman's death or disability, the Company is required to make an annual benefit payment of approximately $300,000 to his spouse for the lesser of ten years or her remaining lifetime. Neither the agreement nor the benefits payable thereunder are assignable and no benefits are payable to the estates or heirs of the Chairman or his spouse. Results of operations include an actuarially determined charge related to this plan of approximately $85,000 and $78,000 for fiscal 1997 and 1996, respectively.

Effective concurrently with the consummation of the Company's public offering in the fourth quarter of fiscal 1994, the Board of Directors and the shareholders of the Company approved the adoption of the Movado Group, Inc. 1993 Employee Stock Option Plan (the "Employee Stock Option Plan") for the benefit of certain officers, directors and key employees of the Company. The Employee Stock Option Plan was amended in fiscal 1997 and restated as the Movado Group, Inc. 1996 Stock Incentive Plan (the "Plan"). Under the Plan the Compensation Committee of the Board of Directors, which is comprised of the Company's three outside directors, has the authority to grant incentive stock options and nonqualified stock options to purchase, as well as stock appreciation rights and stock award, up to 800,000 shares of Common Stock. Options granted to participants under the Plan become exercisable in equal installments on the first through fifth anniversaries of the date of grant and remain exercisable until the tenth anniversary of the date of grant. The option price may not be less than the fair market value of the stock at the time the options are granted.

Transactions in stock options under the Plan since fiscal 1995 are summarized as follows:

                                                               WEIGHTED
                                            OUTSTANDING      AVERAGE PRICE      EXERCISABLE
                                              OPTIONS          PER SHARE          OPTIONS
                                            -----------      -------------      -----------
January 31, 1994                              266,000           $14.00
Options granted                                15,000            12.79
Options that became exercisable                                  14.00             41,100
Options terminated                           (60,500)            14.00
                                            -----------      -------------      -----------
January 31, 1995                              220,500            13.90             41,100
Options granted                               107,000            13.99
Options that became exercisable                                                    36,000
Options exercised                            (15,200)            14.00
Options terminated                            (4,000)            14.00
                                            -----------      -------------      -----------
January 31, 1996                              308,300            13.93             77,100
Options granted                               229,000            20.59
Options that became exercisable                                                    62,020
Options exercised                            (19,600)            14.00
Options terminated                            (7,900)            14.00
                                            -----------      -------------      -----------
January 31, 1997                              509,800           $16.92            139,120

At January 31, 1997 and 1996, 273,798 and 176,500 options to purchase shares of Common Stock were available for additional grants, respectively. Options exercisable at January 31, 1997 had a weighted average price of $13.95 per share.

The weighted-average fair value of each option grant estimated on the date of grant using the Black-Scholes option-pricing model is $6.51 and $4.71 per share in fiscal 1997 and 1996, respectively. The following weighted-average assumptions were used for grants in both 1997 and 1996: dividend yield of 2% for all years; expected volatility of 26%, risk-free interest rates of 5.6% and 6.3% for fiscal 1997 and 1996, respectively, and expected lives of 7 years.

The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the Plan.

Had compensation cost for the Company's fiscal 1997 and 1996 grants for stock-based compensation plans been determined based on the fair value at the grant dates and recognized ratably over the vesting period, the Company's net income and net income per common share for fiscal 1997 and 1996 would approximate the pro forma amounts below (in thousands except per share data):

                                            1997                          1996
                                  AS REPORTED     PRO FORMA     AS REPORTED    PRO FORMA
                                  -----------     ---------     -----------    ---------
Net  income                        $  11,692      $  11,392      $   9,724     $   9,651
                                   =========      =========      =========     =========

Net income per common share        $    1.94      $    1.89      $    1.62     $    1.61
                                   =========      =========      =========     =========

The pro forma impact takes into account options granted since February 1, 1995 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period.

NOTE 13 - GEOGRAPHIC AREAS

The table below provides information pertaining to the Company's operations in different geographic areas. For purposes of discussion, the Company divides its business into two major geographic segments; "domestic", which includes the results of the Company's United States and Canadian operations and "international", which includes the results of all other Company operations. The Company's international operations are principally conducted in Europe. The Company's international assets are substantially located in Europe. Other international operations contributed less than 10% of consolidated net sales and constituted less than 10% of consolidated total assets for all periods presented (in thousands).

                                                    DOMESTIC     INTERNATIONAL     ELIMINATIONS     CONSOLIDATED
FISCAL YEAR 1997:
Revenue from sales to unaffiliated customers        $175,404        $ 39,703        $   --            $215,107
Intercompany sales                                     1,635          84,103          (85,738)
                                                    --------        --------        ---------         --------
Net sales                                           $177,039        $123,806        $ (85,738)        $215,107
                                                    ========        ========        =========         ========

Income from continuing operations before
income taxes                                        $  3,102        $ 12,825        $    (382)        $ 15,545
                                                    ========        ========        =========         ========

Identifiable assets                                 $108,606        $115,007        $ (15,170)        $208,443
                                                    ========        ========        =========         ========

FISCAL YEAR 1996:
Revenue from sales to unaffiliated customers        $146,749        $ 39,118        $   --            $185,867
Intercompany sales                                     2,830          71,656          (74,486)           --
                                                    --------        --------        ---------         --------
Net sales                                           $149,579        $110,774        $ (74,486)        $185,867
                                                    ========        ========        =========         ========

Income from continuing operations before
income taxes                                        $  5,103        $  9,244        $    (747)        $ 13,600
                                                    ========        ========        =========         ========

Identifiable assets                                 $104,770        $121,246        $ (25,636)        $200,380
                                                    ========        ========        =========         ========

FISCAL YEAR 1995:
Revenue from sales to unaffiliated customers        $125,639        $ 35,214        $   --            $160,853
Intercompany sales                                     2,164          74,658          (76,822)           --
                                                    --------        --------        ---------         --------
Net sales                                           $127,803        $109,872        $ (76,822)        $160,853
                                                    ========        ========        =========         ========

Income from continuing operations before
income taxes                                        $  4,728        $  7,273        $    (569)        $ 11,432
                                                    ========        ========        =========         ========

Identifiable assets                                 $ 99,566        $111,074        $ (23,691)        $186,949
                                                    ========        ========        =========         ========

NOTE 14 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents unaudited selected interim operating results of the Company for fiscal 1997 and 1996 (in thousands, except per share amounts):

                                                 QUARTER ENDED

                                                            OCTOBER        JANUARY
                             APRIL 30         JULY 31          31             31
                             ------------------------------------------------------
1997
    Net sales                $ 31,014         $50,751        $76,864        $56,478
    Gross profit             $ 17,351         $27,630        $42,967        $32,128
    Net (loss) income        $   (474)        $ 1,684        $ 7,350        $ 3,132

Per share:
    Net (loss) income        $  (0.08)        $  0.28        $  1.22        $  0.52

1996
    Net sales                $ 28,204         $43,986        $68,079        $45,598
    Gross profit             $ 14,917         $23,311        $36,132        $28,005
    Net (loss) income        $ (1,058)        $ 1,444        $ 6,507        $ 2,831

Per share:
    Net (loss) income        $  (0.18)        $  0.24        $  1.08        $  0.47

Net income for the quarter ended January 31, 1997 includes the effect of a one-time, pre-tax charge of approximately $450,000 in connection with restructuring the Company's German operation. (See Note 10 to Consolidated Financial Statements).

NOTE 15 - SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows (in thousands):

                                                        FISCAL YEAR ENDED JANUARY 31,
                                                     ----------------------------------
                                                      1997          1996          1995
                                                     ----------------------------------
Cash paid during the year for:
       Interest                                      $5,141        $4,887        $4,464
       Income taxes                                  $4,321        $2,395        $1,217
Non-cash investing and financial activities:
       Equipment acquired under capital lease        $  217        $  422        $   51

NOTE 16 - SUBSEQUENT EVENT

On April 3, 1997 the Company's Board of Directors approved a five-for-four stock split of the Company's common stock. The stock split will become effective April 21, 1997. Financial information contained in this report has not been adjusted to reflect the impact of the common stock split.

                                  SCHEDULE VIII

                               MOVADO GROUP, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)


                                        BALANCE AT   PROVISION
                                        BEGINNING    CHARGED TO    CURRENCY          NET        BALANCE AT
           DESCRIPTION                   OF YEAR     OPERATIONS   REVALUATION     WRITE-OFFS    END OF YEAR
Year ended January 31, 1997:
  Allowance for doubtful accounts        $3,323        $1,917        $(109)        $(1,255)        $3,876

Year ended January 31, 1996:
  Allowance for doubtful accounts        $2,792        $1,115        $  40         $  (624)        $3,323

Year ended January 31, 1995:
  Allowance for doubtful accounts        $2,784        $  867        $ 106         $  (965)        $2,792

                                               BALANCE AT     PROVISION
                                              BEGINNING OF    (BENEFIT)                  BALANCE AT END
                                                  YEAR         CHARGED      ADJUSTMENTS     OF YEAR
Year ended January 31, 1997:
  Deferred tax assets valuation allowance        $2,439        $   141         $   0         $2,580

Year ended January 31, 1996:
  Deferred tax assets valuation allowance        $1,726        $   713         $   0         $2,439

Year ended January 31, 1995:
  Deferred tax assets valuation allowance        $4,310        $(2,400)        $(184)        $1,726

                                  EXHIBIT INDEX


       EXHIBIT                                                                             SEQUENTIALLY
       NUMBER                             DESCRIPTION                                     NUMBERED PAGE
        3.1*        Restated By-Laws of the Registrant

        3.2 Restated Certificate of Incorporation of the Registrant as amended. Incorporated herein by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K filed for the year ended January 31, 1996.

        4.1         Specimen Common Stock Certificate.

        4.2 Note Agreement, dated as of November 9, 1993, by and between the Registrant and The Prudential Insurance Company of
                    America. Incorporated herein by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1993.

       10.1* Settlement Agreement, dated as of February 11, 1992, by and among S.A. Ancienne Fabrique Georges Piaget et Cie. ("Piaget
                    Swiss"), PBM International Holding S.A., Piaget Watch
                    Corporation, the Registrant and Gedalio Grinberg.

       10.2*        Distributorship Agreement among Piaget Watch Corporation,
                    Piaget Swiss and Piaget (International) S.A., dated as of
                    February 11, 1992.

       10.3*        Distributorship Agreement among North American Watch of
                    Canada, Ltd., Piaget Swiss and Piaget (International) S.A., dated as of February 11, 1992.

       10.4* Distributorship Agreement among the Registrant, Piaget Swiss and Piaget (International) S.A., dated as of February 11,
                    1992.

       10.5* Trademark Agreement, dated as of February 11, 1992, by and among Piaget Swiss, Piaget Watch Corporation and the
                    Registrant.

       10.6*        Franchise Agreement between Corum Watch Corporation and
                    Corum, Ries, Bannwart & Co., dated February 27, 1969, as amended on April 16, 1979, February 22, 1980, April 20,
                    1982, January 1988 and February 19, 1993.

       10.7*        Assignment Agreement, dated February 22, 1980, between
                    Corum, Ries, Bannwart & Co. and Corum Watch Corporation.

       10.8*        Agreement, dated January 1, 1992, between The Hearst
                    Corporation and the Registrant, as amended on January 17, 1992.

       10.9         Letter Agreement between the Registrant and The Hearst
                    Corporation dated October 24, 1994 executed October 25, 1995 amending License Agreement dated as of January 1, 1992, as amended. Incorporated herein by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1995.

       EXHIBIT                                                                             SEQUENTIALLY
       NUMBER                             DESCRIPTION                                     NUMBERED PAGE
      10.10*        Lease Agreement between the Registrant and Meadowlands
                    Associates, dated October 31, 1986, for office space in
                    Lyndhurst, New Jersey, together with the Non-Disturbance and
                    Attornment Agreement, dated March 11, 1987.

      10.11 Registrant's 1996 Stock Incentive Plan amending and restating the 1993 Employee Stock Option Plan. Incorporated herein by reference to Exhibit 10.5 to Registrant's
                    Quarterly Report on Form 10-Q for the quarter ended October
                    31, 1996.**

      10.12 Line of Credit Letter Agreement dated August 30, 1996 between the Registrant and The Chase Manhattan Bank, N.A.
                    Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1996.

      10.13         Line of Credit Letter Agreement dated August 9, 1996
                    amending line of credit letter agreement dated May 31, 1995 between the Registrant and Fleet Bank, N.A. Incorporated herein by reference to Exhibit 10.2 to the Registrant's
                    Quarterly Report on Form 10-Q for the quarter ended October
                    31, 1996.

      10.14 Line of Credit Letter Agreement dated November 13, 1996 between the Registrant and Marine Midland Bank, N.A.
                    Incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1996.

      10.15*        Letter Agreement dated May 19, 1993 between Concord Watch
                    Company, S.A. and Bern Cantonal Bank (English translation).

      10.16*        Letter Agreement dated August 23, 1989 between Grandjean,
                    S.A. and Neuchatel Cantonal Bank, as amended by a Letter
                    Agreement dated March 2, 1990 between Grandjean, S.A. and
                    Neuchatel Cantonal Bank (English translation).

      10.17*        Letter Agreement dated June 18, 1992 between Grandjean, S.A.
                    and Neuchatel Cantonal Bank (English translation).

      10.18*        Letter Agreement dated June 5, 1992 between Grandjean, S.A.
                    and Popular Bank of Switzerland (English translation).

      10.19*        Letter Agreement dated November 25, 1992 between Concord
                    Watch Company, S.A. and Swiss Bank Corporation (English translation).

      10.20*        Letter Agreement dated January 25, 1991 between Concord
                    Watch Company, S.A. and Union Bank of Switzerland (English translation).

      10.21*        Letter Agreement dated May 15, 1991 between Grandjean, S.A.
                    and Union Bank of Switzerland (English translation).

     EXHIBIT                                                                              SEQUENTIALLY
      NUMBER                              DESCRIPTION                                     NUMBERED PAGE
      10.22         Lease dated August 10, 1994 between Rockefeller Center
                    Properties, as landlord and SwissAm Inc., as tenant for
                    space at 630 Fifth Avenue, New York, New York. Incorporated herein by reference to Exhibit 10.4 to the Registrant's
                    Quarterly Report on Form 10-Q for the quarter ended July 31,
                    1994.

      10.23         First Amendment of Lease dated May 31, 1994 between
                    Meadowlands Associates, as landlord and the Registrant, as tenant for additional space at 125 Chubb Avenue, Lyndhurst, New Jersey. Incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994.

      10.24         Death and Disability Benefit Plan Agreement dated September
                    23, 1994 between the Registrant and Gedalio Grinberg.
                    Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1994.**

      10.25 Registrant's amended and restated Deferred Compensation Plan for Executives dated June 15, 1996. Incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly
                    Report on Form 10-Q for the quarter ended October 31, 1996.**

      10.26         Credit Agreement dated as of January 31, 1996 among the
                    Registrant, Chase Manhattan Bank (National Association)
                    ("Chase"), NatWest Bank N.A. ("NatWest"), Marine Midland
                    Bank and Chase as Agent and NatWest as Co-Agent.
                    Incorporated herein by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended
                    January 31, 1996.

      10.27 Agreement dated February 27, 1996 by and between the Registrant and Piaget (International) S.A. Incorporated herein by reference to Exhibit 10.27 to the Registrant's
                    Annual Report on Form 10-K for the year ended January 31,
                    1996.

      10.28         Lease Agreement between the Registrant and Lexington
                    Building Co., L.P. dated February 18, 1996 for premises at
                    730 Fifth Avenue, New York, New York. Incorporated herein by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year ended January 31, 1996.

      10.29         Letter Agreement dated August 25, 1995 between the
                    Registrant and Michael Bush together with Promissory Note dated October 25, 1995. Incorporated herein by reference to
                    Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the year ended January 31, 1996.**

      10.30 Policy Collateral Assignment and Split Dollar Agreement dated December 5, 1995 by and between the Registrant and The
                    Grinberg Family Trust together with Demand Note dated
                    December 5, 1995. Incorporated herein by reference to
                    Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the year ended January 31, 1996.**

     EXHIBIT                                                                              SEQUENTIALLY
      NUMBER                              DESCRIPTION                                     NUMBERED PAGE
      10.31         Lease dated April 15, 1996 between the Registrant and Belle
                    Mead Corporation for premises at 1200 Wall Street West,
                    Lyndhurst, New Jersey. Incorporated herein by reference to
                    Exhibit 10.1 to the Registrant's Quarterly Report on Form
                    10-Q for the quarter ended April 30, 1996.

      10.32***      License Agreement dated December 9, 1996 between the
                    Registrant and Sara Lee Corporation.

         11         Computation of net income per share.

       21.1         Subsidiaries of the Registrant.

       23.1         Consent of Price Waterhouse LLP.

         27         Financial Data Schedule.


* INCORPORATED HEREIN BY REFERENCE TO THE CORRESPONDING EXHIBIT NUMBER FILED WITH COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (REGISTRATION NO. 33-66600).

**   CONSTITUTES A COMPENSATORY PLAN OR ARRANGEMENT.


*** CONFIDENTIAL PORTIONS OF EXHIBIT 10.32 WERE OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO RULE 24b-2 OF THE SECURITIES EXCHANGE ACT OF 1934.