Form 10-Q
period 1997-04-30
MOVADO GROUP INC
filed 1997-06-13
CIK 72573

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ---------------

                                   FORM 10-Q

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1997

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM             TO
                         COMMISSION FILE NUMBER 0-22378

                               MOVADO GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  NEW YORK                                       13-2595932
        (STATE OR OTHER JURISDICTION                           (IRS EMPLOYER
     OF INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

  125 CHUBB AVENUE, LYNDHURST, NEW JERSEY                          07071
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (201)-460-4800

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

     AS OF MAY 29, 1997 THE REGISTRANT HAD 3,232,940 SHARES OF CLASS A COMMON STOCK, PAR VALUE $0.01 PER SHARE, OUTSTANDING AND 4,313,135 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, OUTSTANDING.

================================================================================

                               MOVADO GROUP, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 APRIL 30, 1997

                                                                                                            Page
                                                                                                            ----
Part I     Financial Information

           Item 1.          Consolidated Balance Sheets as of April 30, 1997, April 30, 1996 and
                            January 31, 1997                                                                  3

                            Consolidated Statements of Operations for the three months ended April 30,
                            1997 and 1996                                                                     4

                            Consolidated Statements of Cash Flows for the three months ended April 30,
                            1997 and 1996                                                                     5

                            Notes to Consolidated Financial Statements                                        6

           Item 2.          Management's Discussion and Analysis of Financial Condition and Results of
                            Operations                                                                        8

Part II    Other Information

           Item 6.          Exhibits and Reports on Form 8-K                                                 11

Signatures                                                                                                   12

Exhibit Index                                                                                                13

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (Unaudited)

                                                                              APRIL 30,        JANUARY 31,       APRIL 30,
                                                                                1997              1997             1996
                                                                                ----              ----             ----
ASSETS

Current assets:
    Cash                                                                     $   5,330        $   4,885        $   3,306
    Trade receivables, net                                                      76,117           75,688           70,593
    Inventories                                                                 95,637           87,177           98,880
    Other                                                                       18,382           16,914           13,158
                                                                             ---------        ---------        ---------
       Total current assets                                                    195,466          184,664          185,937
                                                                             ---------        ---------        ---------

Plant, property and equipment, net                                              16,393           15,066           12,407
Other assets                                                                     9,429            8,713            8,822
                                                                             ---------        ---------        ---------

                                                                             $ 221,288        $ 208,443        $ 207,166
                                                                             =========        =========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Loans payable to banks                                                   $  31,439        $   7,778        $  23,987
    Current portion of long-term debt                                            5,000            5,000
    Accounts payable                                                            15,616           25,297           16,085
    Accrued liabilities                                                         16,162           13,188           10,143
    Deferred and current taxes payable                                           6,901            6,711            7,697
                                                                             ---------        ---------        ---------
       Total current liabilities                                                75,118           57,974           57,912
                                                                             ---------        ---------        ---------

Long term debt                                                                  40,000           40,000           40,000
Deferred and non-current foreign income taxes                                    2,750            3,477            3,392
Other liabilities                                                                3,016            3,122            3,372

Shareholders' equity:
    Preferred Stock, $0.01 par value,
       5,000,000 shares authorized; no shares issued
    Common Stock, $0.01 par value,
       20,000,000 shares authorized;  4,313,270, 4,306,508 and
       4,272,892 shares issued, respectively                                        43               43               43
    Class A Common Stock, $0.01 par value,
       10,000,000 shares authorized; 3,232,960, 3,234,268 and
       3,236,636 shares issued and outstanding, respectively                        32               32               32
    Capital in excess of par value                                              34,488           34,488           34,248
    Retained earnings                                                           70,802           71,291           59,664
    Cumulative translation adjustment                                           (4,833)          (1,856)           8,631
    Treasury Stock, 11,501 shares, at cost                                        (128)            (128)            (128)
                                                                             ---------        ---------        ---------
                                                                               100,404          103,870          102,490
                                                                             ---------        ---------        ---------

                                                                             $ 221,288        $ 208,443        $ 207,166
                                                                             =========        =========        =========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                            THREE MONTHS ENDED APRIL 30,
                                            ----------------------------
                                                1997            1996
                                              --------        --------
Net sales                                     $ 34,918        $ 31,014

Costs and expenses:
    Cost of sales                               15,017          13,663
    Selling, general and administrative         19,333          17,187
                                              --------        --------

Operating income                                   568             164


Net interest expense                               915             842
                                              --------        --------

Loss before income taxes                          (347)           (678)


Benefit from income taxes                          (87)           (204)
                                              --------        --------

Net loss                                      ($   260)       ($   474)
                                              ========        ========

Loss per share                                ($  0.03)       ($  0.06)
                                              ========        ========

Shares used in per share computations            7,534           7,531
                                              ========        ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                         THREE MONTHS ENDED APRIL 30,
                                                                         ---------------------------
                                                                           1997            1996
                                                                         --------        --------
Cash flows from operating activities:
   Net loss                                                              ($   260)       ($   474)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                           816             951
      Deferred and non-current foreign income taxes                          (592)           (714)
      Provision for losses on accounts receivable                             218              51
      Changes in current assets and liabilities:
         Trade receivables                                                 (1,268)          4,464
         Inventories                                                      (10,038)        (10,676)
         Other current assets                                              (3,027)         (3,451)
         Accounts payable                                                  (9,475)         (4,550)
         Accrued liabilities                                                2,885             819
         Deferred and current taxes payable                                   345             (97)
      Increase in other non-current assets                                 (1,673)         (1,012)
      Decrease in other non-current liabilities                               (44)            (42)
                                                                         --------        --------
   Net cash used in operating activities                                  (22,113)        (14,731)
                                                                         --------        --------

Cash flows used for investing activities:
   Capital expenditures                                                    (1,021)           (747)
   Goodwill, trademarks and other intangibles                                (201)           (126)
                                                                         --------        --------
   Net cash used in investing activities                                   (1,222)           (873)
                                                                         --------        --------

Cash flows from financing activities:
   Net proceeds from current borrowings under lines of credit              23,943          15,468
   Principal payments under capital leases                                    (51)           (139)
   Exercise of stock options                                                   --              11
   Dividends paid                                                              --            (181)
                                                                         --------        --------
   Net cash provided by financing activities                               23,892          15,159
                                                                         --------        --------

Effect of exchange rate changes on cash                                      (112)            (78)

Net increase (decrease) in cash                                               445            (523)

Cash at beginning of period                                                 4,885           3,829
                                                                         --------        --------

Cash at end of period                                                    $  5,330        $  3,306
                                                                         ========        ========







                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Movado Group, Inc. (the "Company") in a manner consistent with that used in the preparation of the financial statements included in the Company's fiscal 1997 Annual Report filed on form 10-K. In the opinion of management, the accompanying financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the periods presented. These consolidated financial statements should be read in conjunction with the aforementioned annual report.

NOTE 1 - STOCK SPLIT

On April 3, 1997, the Company's Board of Directors approved a five-for-four stock split of the Company's Common and Class A Common Stock. The stock split became effective April 21, 1997. The accompanying financial statements contained in this report have been retroactively adjusted to reflect the impact of the stock split.

NOTE 2 - RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, Earnings Per Share, which specifies the computation, presentation and disclosure requirements for earnings per share. Management of the Company believes that adoption of Statement No. 128 which is required for the fiscal year ending January 31, 1998, will not have a material impact on the Company's earnings per share calculation.

NOTE 3- INVENTORIES

Inventories consist of the following (in thousands):

                                          APRIL 30,    JANUARY 31,    April 30,
                                            1997          1997          1996
                                          -------       -------       ---------
Finished goods                            $57,948       $53,497        $57,719
Work-in-process and component parts        37,689        33,680         41,161
                                          -------       -------        -------

                                          $95,637       $87,177        $98,880
                                          =======       =======        =======

NOTE 4- SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows (in thousands):

                                                    THREE MONTHS
                                                   ENDED APRIL 30,
                                                   ---------------
                                                   1997       1996
                                                   ----       ----
Cash paid during the period for:
  Interest                                         $378       $261
  Income taxes                                      216        705

Non-cash investing and financing activities:
Dividend declared                                  $229         --

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Statements included under Management's Discussion and Analysis of Financial Condition and Results of Operations, in this report, as well as statements in future filings by the Company with the Securities and Exchange Commission ("SEC"), in the Company's press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934. The Company cautions readers that forward looking statements include, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, plans for future operations, effective tax rates, margins, interest costs, and income, as well as assumptions relating to the foregoing. Forward looking statements are subject to certain risks and uncertainties, some of which cannot be predicted or quantified. Actual results and future events could differ materially from those indicated in the forward looking statements due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the SEC including, without limitation, the following: general economic and business conditions which may impact disposable income of consumers, competitive products and pricing, ability to enforce intellectual property rights, and success of hedging strategies in respect of currency exchange rate fluctuations.

RESULTS OF OPERATIONS

Three months ended April 30, 1997 compared to three months ended April 30, 1996.

Net Sales. Net sales increased 12.6% to $34.9 million from $31.0 million for the three months ended April 30, 1997 and April 30, 1996, respectively. The increase was attributable to a 12.2% increase in domestic sales reflecting growth in the Company's Concord and Movado (including Vizio) brands. International sales increased 13.9%. The growth in international sales relates to growth in unit sales volumes for Concord and Movado in the Far East and the Middle East and for Movado in the Caribbean.

Gross Margins. Gross profit for the three months ended April 30, 1997 was $19.9 million (57.0% of net sales) as compared to $17.4 million (55.9% of net sales) for the comparable prior year period. Margins were favorably impacted by sales mix, particularly an increase in the proportion of Concord, Movado and ESQ sales to total sales as well as reduced per unit overhead costs due to higher unit production levels in Switzerland. The Company's margin was also benefited by increases in the U.S. dollar against the Swiss franc which occurred late in the previous year.

Operating Expenses. Operating expenses increased 12.5% for the three months ended April 30, 1997 to 55.3% of net sales from 55.4% of net sales for the comparable prior year period. The increase in operating expenses occurred primarily in advertising, selling and general and administrative expense categories. Although increasing in absolute terms, product distribution costs declined as a percentage of sales. The increase in advertising and marketing is predominantly due to increases in planned media spending for the Company's Concord, Movado and ESQ brands and especially the introduction of the new Vizio lines which occurred during the second quarter of fiscal 1997.

Interest Expenses. Net interest expense, which consists primarily of interest on the Company's $40,000,000 of 6.56% Senior Notes and borrowings against its working capital and revolving lines of credit was $915,000 for the three months ended April 30, 1997 as compared to $842,000 for the three months ended April 30, 1996. The higher interest expense is predominately due to higher borrowings for the three months ended April 30, 1997 as compared to the comparable prior year period.

Income Taxes. The Company recorded a benefit from income taxes of $87,000 for the three months ended April 30, 1997 as compared to a benefit of $204,000 for the comparative prior year period. Taxes were provided at a 25% effective rate which the Company believes will approximate the effective annual rate for fiscal 1998; however, there can be no assurance of this as it is dependent on a number of factors including: mix of foreign to domestic earnings, local statutory tax rates and utilization of net operating losses. The 25% effective rate differs from the United States statutory rate due to the mix of earnings between the Company's U.S. and international operations, the most significant of which are located in Switzerland. The Company's international operations are generally subject to tax rates that are significantly lower than U.S. statutory rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs have been, and are expected to remain, primarily a function of its seasonal working capital requirements which have increased due to significant growth in domestic sales over the three previous years. The Company's business is not capital intensive and liquidity needs for capital investments have not been significant in relation to the Company's overall financing requirements.

The Company has met its liquidity needs primarily through funds from operations and bank borrowings under working capital lines of credit with domestic and Swiss banks. The Company has also entered into a revolving credit agreement with its domestic banks. Funds available under this agreement are in addition to the Company's working capital lines.

The Company expects that its future requirements for capital will relate not only to working capital requirements for the expected continued growth of its existing brands, but also funding new lines of business including the Spring 1998 launch of the Company's new Coach watch line and possible product line extensions and retail boutiques for the Movado brand. In addition, the Company is required to make a $5 million sinking fund payment on February 2, 1998 in connection with its $40 million 6.56% senior notes. The Company's existing bank credit lines and planned operating cash flows will not be sufficient to fund the combined capital commitments associated with internal growth, new business and sinking fund requirements. The Company is currently negotiating with its banking group to increase its credit facilities from $85 million to $100 million. The Company believes that this will be completed prior to July 31, 1997.


As of April 30, 1997, the Company's debt to total capitalization ratio increased to 43.2% as compared to 38.4% at April 30, 1996 and 34.0% at January 31, 1997. The increase in the debt to total capitalization ratio is due to a $13.5 million dollar decline in the cumulative translation adjustment due to the strength of the U.S. Dollar. Excluding the effect of the cumulative translation adjustment the debt to total capitalization would have increased to 42.1% at April 30, 1997 as compared to 40.5% at April 30, 1996. The increase in the debt to total capitalization from January 31, 1997 is predominately due to an increase in loans payable to banks partially offset by a reduction in accounts payable.

The Company's net working capital consisting primarily of trade receivables and inventories amounted to $120.3 million at April 30, 1997, $128.0 million at April 30, 1996 and $126.7 million at January 31, 1997. The decrease in the working capital from April 30, 1996 is primarily the result of the reclassification of $5.0 million of the Company's long-term senior debt which is payable February 2, 1998. The decrease in working capital from January 31, 1997 is primarily the result of an increase in liabilities, especially loans payable to banks, proceeds of which were used to purchase inventories, which increased in anticipation of the upcoming selling season. Loan proceeds were also used to pay other operating expenses.

Accounts receivable at April 30, 1997 were $76.1 million as compared to $70.6 million at April 30, 1996 and $75.7 million at January 31, 1997. The growth in accounts receivable from April 1996 is primarily the result of growth in the business.

Inventories at April 30, 1997 were $95.7 million as compared to $98.9 million at April 30, 1996 and $87.2 million at January 31, 1997. The inventory balance at April 30, 1997 was relatively flat as compared to April 30, 1996. The increase in inventories from January 31, 1997 reflects the seasonal build, as well as the expansion of the Company's sales base and product line.

The Company's fiscal 1998 year-to-date capital expenditures approximate $1.0 million as of April 30, 1997 and $750,000 as of April 30, 1996. Expenditures are principally related to upgrades in the Company's Management Information System and the relocation of the Company's Swiss operations. The Company expects its annual capital expenditures in fiscal year 1998 will exceed the average levels experienced over the last three fiscal years due to planned improvements in management information systems, expansion of its retail store network and the expansion of distribution operations to support continued sales growth.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits

                  10.1 Amendment number 1 to promissory note dated October 25, 1995 between Michael Bush and the Company.

                  11      Computation of net income per share.

                  27      Financial schedules.

           (b)    Reports on Form 8-K

                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      MOVADO GROUP, INC.
                                                        (Registrant)

Dated:     June 13, 1997             By:        /s/ Kenneth J. Adams
                                                -----------------------------
                                                Kenneth J. Adams
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Chief Financial Officer)

Dated:     June 13, 1997             By:        /s/ John J. Rooney
                                                -----------------------------
                                                John J. Rooney
                                                Corporate Controller
                                                (Principal Accounting Officer)

                                  EXHIBIT INDEX

         EXHIBIT
          NUMBER                                DESCRIPTION
          ------                                -----------

           10.1 Amendment number 1 to promissory note dated October 25, 1995 between Michael Bush and the Company. *

           11               Computation of net income per share.

           27               Financial schedules.

*     CONSTITUTES A COMPENSATORY PLAN OR ARRANGEMENT.