Form 10-Q
period 1997-07-31
MOVADO GROUP INC
filed 1997-09-12
CIK 72573

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1997

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (201) 460-4800

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

     As of August 29, 1997 the Registrant had 3,198,497 shares of Class A Common Stock, par value $0.01 per share, outstanding and 4,347,827 shares of Common Stock, par value $0.01 per share, outstanding.

================================================================================

                               MOVADO GROUP, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 JULY 31, 1997

                                                                                            PAGE
                                                                                            ----
PART I     FINANCIAL INFORMATION
           Item 1.   Consolidated Balance Sheets at July 31, 1997, January 31, 1997 and
                       July 31, 1996......................................................    3
                     Consolidated Statements of Income for the six months ended July 31,
                       1997 and 1996 and the three months ended July 31, 1997 and 1996....    4
                     Consolidated Statements of Cash Flows for the six months ended July
                       31, 1997 and 1996..................................................    5
                     Notes to Consolidated Financial Statements...........................    6
           Item 2.   Management's Discussion and Analysis of Financial Condition and
                       Results of Operations..............................................    7

PART II    OTHER INFORMATION
           Item 4.   Submission of Matters to a Vote of Security Holders..................   11
           Item 6.   Exhibits and Reports on Form 8-K.....................................   11
Signatures................................................................................   12
Exhibit Index.............................................................................   13

                        PART 1 -- FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                             JULY 31,     JANUARY 31,     JULY 31,
                                                               1997          1997           1996
                                                             --------     -----------     --------
                                              ASSETS
Current assets:
  Cash.....................................................  $  1,493      $   4,885      $  1,603
  Trade receivables, net...................................    89,549         75,688        79,299
  Inventories..............................................   105,819         87,177       108,563
  Other....................................................    22,698         16,914        16,364
                                                             --------       --------      --------
          Total current assets.............................   219,559        184,664       205,829
                                                             --------       --------      --------
Plant, property and equipment, net.........................    16,738         15,066        13,230
Other assets...............................................    10,005          8,713         8,531
                                                             --------       --------      --------
                                                             $246,302      $ 208,443      $227,590
                                                             ========       ========      ========

                               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Loans payable to banks...................................  $ 47,605      $   7,778      $ 34,754
  Current portion of long-term debt........................     5,000          5,000            --
  Accounts payable.........................................    21,822         25,297        19,243
  Accrued liabilities......................................    18,543         13,188        11,737
  Deferred and current taxes payable.......................     6,615          6,711         7,517
                                                             --------       --------      --------
          Total current liabilities........................    99,585         57,974        73,251
                                                             --------       --------      --------
Long-term debt.............................................    40,000         40,000        40,000
Deferred and non-current foreign income taxes..............     3,368          3,477         3,424
Other liabilities..........................................     2,944          3,122         3,145
Shareholders' equity:
  Preferred Stock, $0.01 par value, 5,000,000 shares
     authorized; no shares issued..........................        --             --            --
  Common Stock, $0.01 par value, 20,000,000 shares
     authorized; 6,508,618, 6,459,761 and 6,428,122 shares
     issued, respectively..................................        65             65            64
  Class A Common Stock, $0.01 par value, 10,000,000 shares
     authorized; 4,810,495, 4,847,478 and 4,853,190 shares
     issued and outstanding, respectively..................        48             48            49
  Capital in excess of par value...........................    34,451         34,450        34,215
  Retained earnings........................................    72,934         71,291        61,164
  Cumulative translation adjustment........................    (6,965)        (1,856)       12,406
  Treasury Stock, 17,251 shares, at cost...................      (128)          (128)         (128)
                                                             --------       --------      --------
                                                              100,405        103,870       107,770
                                                             --------       --------      --------
                                                             $246,302      $ 208,443      $227,590
                                                             ========       ========      ========

                 See Notes to Consolidated Financial Statements

                               MOVADO GROUP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                       SIX MONTHS ENDED       THREE MONTHS ENDED
                                                           JULY 31,                JULY 31,
                                                      -------------------     -------------------
                                                       1997        1996        1997        1996
                                                      -------     -------     -------     -------
Net sales...........................................  $91,912     $81,764     $56,994     $50,751
Costs and expenses:
  Cost of sales.....................................   39,785      36,784      24,768      23,121
  Selling, general and administrative...............   47,050      41,128      27,717      23,944
                                                      -------     -------     -------     -------
Operating income....................................    5,077       3,852       4,509       3,686
Net interest expense................................    2,283       2,123       1,368       1,281
                                                      -------     -------     -------     -------
Income before income taxes..........................    2,794       1,729       3,141       2,405
Provision for income taxes..........................      699         519         786         722
                                                      -------     -------     -------     -------
Net income..........................................  $ 2,095     $ 1,210     $ 2,355     $ 1,683
                                                      =======     =======     =======     =======
Income per share....................................  $  0.18     $  0.11     $  0.20     $  0.15
                                                      =======     =======     =======     =======
Shares used in per share computations...............   11,688      11,264      11,760      11,264
                                                      =======     =======     =======     =======

                 See Notes to Consolidated Financial Statements

                               MOVADO GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                         SIX MONTHS ENDED JULY
                                                                                  31,
                                                                         ---------------------
                                                                           1997         1996
                                                                         --------     --------
Cash flows from operating activities:
  Net income...........................................................  $  2,095     $  1,210
  Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization.....................................     1,989        1,885
     Deferred and non-current foreign income taxes.....................       117         (485)
     Provision for losses on accounts receivable.......................       221          358
     Changes in current assets and liabilities:
       Trade receivables...............................................   (14,966)      (4,189)
       Inventories.....................................................   (21,259)     (18,951)
       Other current assets............................................    (8,585)      (4,292)
       Accounts payable................................................    (3,052)      (1,706)
       Accrued liabilities.............................................     5,588        2,409
       Deferred and current taxes payable..............................       197         (555)
     Increase in other non-current assets..............................    (1,669)        (584)
     Decrease in other non-current liabilities.........................       (22)         (48)
                                                                         --------     --------
  Net cash used in operating activities................................   (39,346)     (24,948)
                                                                         --------     --------
Cash flows used for investing activities:
  Capital expenditures.................................................    (2,586)      (2,332)
  Goodwill, trademarks and other intangibles...........................      (800)         (76)
                                                                         --------     --------
  Net cash used in investing activities................................    (3,386)      (2,408)
                                                                         --------     --------
Cash flows from financing activities:
  Net proceeds from current borrowings under lines of credit...........    40,056       25,750
  Principal payments under capital leases..............................      (135)        (269)
  Exercise of stock options............................................        --           16
  Dividends paid.......................................................      (455)        (360)
                                                                         --------     --------
  Net cash provided by financing activities............................    39,466       25,137
                                                                         --------     --------
Effect of exchange rate changes on cash................................      (126)          (7)
Net decrease in cash...................................................    (3,392)      (2,226)
Cash at beginning of period............................................     4,885        3,829
                                                                         --------     --------
Cash at end of period..................................................  $  1,493     $  1,603
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

NOTE 1 -- STOCK SPLIT

     On April 3, 1997, the Company's Board of Directors approved a five-for-four stock split of the Company's Common and Class A Common Stock. The stock split became effective April 21, 1997. The accompanying financial statements contained in this report have been retroactively adjusted to reflect the impact of the stock split.

NOTE 2 -- RECENTLY ISSUED ACCOUNTING STANDARDS

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

NOTE 3 -- INVENTORIES

     Inventories consist of the following (in thousands):

                                                     JULY 31,     JANUARY 31,     JULY 31,
                                                       1997          1997           1996
                                                     --------     -----------     --------
        Finished goods.............................  $ 66,678       $53,497       $ 63,187
        Work-in-process and component parts........    39,141        33,680         45,376
                                                     --------       -------       --------
                                                     $105,819       $87,177       $108,563
                                                     ========       =======       ========

NOTE 4 -- SUPPLEMENTAL CASH FLOW INFORMATION

     The following is provided as supplemental information to the consolidated statements of cash flows (in thousands):

                                                                   SIX MONTHS
                                                                 ENDED JULY 31,
                                                               -------------------
                                                                1997         1996
                                                               ------       ------
            Cash paid during the period for:
              Interest.......................................  $2,539       $2,234
              Income taxes...................................     505        1,755

            Non-cash investing and financing activities:
              Equipment acquired under capital leases........  $    0       $   21

                               MOVADO GROUP, INC.

NOTE 5 -- BANK CREDIT ARRANGEMENT

     On July 23, 1997, the Company amended its revolving credit and working capital lines with its domestic bank group to provide for a three year $90.0 million unsecured revolving line of credit and $16.6 million of uncommitted working capital lines of credit. These new facilities replace the $20.0 million revolving line of credit and $35.0 million domestic working capital line of credit and certain of the Company's Swiss working capital lines.

NOTE 6 -- SUBSEQUENT EVENT

     On September 10, 1997, the Company's Board of Directors declared a three-for-two stock split of the Company's Common and Class A Common stock to be distributed on September 29, 1997 to shareholders of record as of the close of business on September 19, 1997. The accompanying financial statements contained in this report have been retroactively adjusted to reflect the impact of the stock split.

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

     Six months ended July 31, 1997 compared to six months ended July 31, 1996

     Net Sales. Net sales increased 12.4% to $91.9 million from $81.8 million for the six months ended July 31, 1997 and July 31, 1996, respectively. The increase was attributable to a 10.0% increase in domestic sales and a 22.5% increase in international sales. The growth of the domestic sales reflected increases in the Company's Concord and Movado lines. The growth in international sales relates to growth in unit sales volumes for Concord and Movado in the Middle East, Concord in the Far East and for Movado in the Caribbean. The growth in both domestic and international sales reflect new product introductions in fiscal 1997 and 1998 for Concord which introduced the Veneto and LaScala lines, and Movado which introduced the Vizio line. The increase in sales was partially offset by decreases in sales of Piaget, Corum and ESQ brands. The sales decrease in Piaget is due to the planned reduction in points of sale in order to create greater exclusivity in the retail channel of the brand. The decrease in ESQ sales is predominantly due to the opening orders for the expansion of the brand's retail network, which occurred during the first half of the prior year.

     Gross Margins. Gross profit for the six months ended July 31, 1997 was $52.1 million (56.7% of net sales) as compared to $45.0 million (55.0% of net sales) for the comparable prior year period. Margins were favorably impacted by sales mix, particularly an increase in the proportion of sales of the Company's higher

                               MOVADO GROUP, INC.

margin Concord and Movado brands to total sales. The Company's margin also benefited from increases in the U.S. dollar against the Swiss Franc which occurred late in the previous year.

     Operating Expenses. Operating expenses increased 14.4% for the six months ended July 31, 1997 to 51.2% of net sales from 50.3% of net sales for the comparable prior year period. The increase in operating expenses occurred primarily from planned increases in marketing and advertising particularly in the Company's Concord, Movado and ESQ brands. The increases in advertising and marketing were partially offset by decreases in non-marketing related costs.

     Interest Expense. Net interest expense, which consists primarily of interest on the Company's $40,000,000 of 6.56% Senior Notes and borrowings against its working capital and revolving lines of credit, was $2.3 million for the six months ended July 31, 1997 as compared to $2.1 million for the comparable prior year period. The higher interest expense is mainly due to higher average borrowings for the six months ended July 31, 1997 as compared to the comparable prior year period.

     Income Taxes. The Company recorded a provision for income taxes of $699,000 for the six months ended July 31, 1997 as compared to a provision of $519,000 for the comparable prior year period. Taxes were provided at a 25% effective rate which the Company believes will approximate the effective annual rate for fiscal 1998; however, there can be no assurance of this as it is dependent on a number of factors including: mix of foreign to domestic earnings, local statutory tax rates and utilization of net operating losses. The 25% effective rate differs from the United States statutory rate due to the mix of earnings between the Company's U.S. and international operations, the most significant of which are located in Switzerland. The Company's international operations are generally subject to tax rates that are significantly lower than U.S. statutory rates.

     Three months ended July 31, 1997 compared to three months ended July 31,
1996

     Net Sales. Net sales increased 12.3% to $57.0 million from $50.8 million for the three months ended July 31, 1997 and July 31, 1996, respectively. Domestic sales increased 8.6% which was predominantly due to a higher demand for the Company's Concord and Movado brands. International sales increased 29.2%. The increase in international sales is predominately due to increased sales in the Caribbean, Far East and Middle East. The growth in both domestic and international sales reflect new product introductions in fiscal 1997 and 1998 for Concord which introduced the Veneto and LaScala lines, and Movado which introduced the Vizio line. The increase in sales was partially offset by decreases in sales of Piaget, Corum and ESQ brands. The sales decrease in Piaget is due to the planned reduction in points of sale in order to create greater exclusiveness in the retail channel of the brand. The sales decrease in ESQ is predominately due to the opening orders for the expansion of the brand's retail network, which occurred during the first half of the prior year.

     Gross Margins. Gross profit for the three months ended July 31, 1997 was $32.2 million (56.5% of net sales) as compared to $27.6 million (54.4% of net sales) for the comparable prior year period. The increase in margin is mainly attributable to the Company continuing to experience a shift in overall sales mix toward its higher margin Movado and Concord brands. The Company's margin also benefited from increases in the U.S. dollar against the Swiss Franc which occurred late in the previous year.

     Operating Expenses. Operating expenses increased 15.8% for the three months ended July 31, 1997 to 48.6% of net sales from 47.2% of net sales for the comparable prior year period. The increase in operating expenses occurred primarily from planned increases in marketing and advertising particularly in the Company's Concord, Movado and ESQ brands. The increases in advertising and marketing were partially offset by decreases in non-marketing related costs.

     Interest Expense. Net interest expense, which consists primarily of interest on the Company's $40,000,000 of 6.56% Senior Notes and borrowings against its working capital and revolving lines of credit, was $1.4 million and $1.3 million for the three months ended July 31, 1997 and 1996, respectively. The higher interest expense is predominantly due to higher average borrowings during the second quarter.

                               MOVADO GROUP, INC.

     Income Taxes. The Company recorded a provision for income taxes of $786,000 for the three months ended July 31, 1997 as compared to a provision of $722,000 for the comparable prior year period. Taxes were provided at a 25% effective rate which the Company believes will approximate the effective annual rate for fiscal 1998; however, there can be no assurance of this as it is dependent on a number of factors including: mix of foreign to domestic earnings, local statutory tax rates and utilization of net operating losses. The 25% effective rate differs from the United States statutory rate due to the mix of earnings between the Company's U.S. and international operations, the most significant of which are located in Switzerland. The Company's international operations are generally subject to tax rates that are significantly lower than U.S. statutory rates.

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

     The Company has met its liquidity needs primarily through funds from operations and bank borrowings under working capital lines of credit with domestic and Swiss banks. The Company has also entered into a revolving credit agreement with its domestic banks. Funds available under this agreement are in addition to the Company's working capital lines. The Company's future requirements for capital will relate not only to working capital requirements for the expected continued growth of its existing brands, domestically and internationally, but also funding new lines of business including the Spring 1998 launch of the Company's new Coach watch line and product line extensions and retail boutiques for the Movado brand. In addition, the Company is required to make a $5 million sinking fund payment on February 2, 1998 in connection with its $40 million 6.56% Senior Notes.

     In order to meet the increase in working capital requirements, the Company amended its revolving credit and working capital lines with its domestic bank group to provide for a three year $90.0 million unsecured revolving line of credit and $16.6 million of uncommitted working capital lines of credit. These new facilities replace the $20.0 million revolving line of credit and $35.0 million domestic working capital lines of credit and certain of the Company's Swiss working capital lines. At July 31, 1997, the Company had an outstanding balance of $52.6 million against these facilities.

     The Company's debt to total capitalization ratio was 48.0% at July 31, 1997, as compared to 41.2% at July 31, 1996. The increase is predominantly due to a $19.4 million decline in the cumulative translation adjustment due to the strength of the U.S. dollar. In addition, the Company's seasonal borrowings increased $12.9 million under its working capital credit agreements to fund the growth in its business. Debt to total capitalization at January 31, 1997 was 33.7%. The increase in debt to total capitalization from January 31, 1997 is predominantly due to an increase in loans payable to banks due to increases in seasonal working capital requirements.

     The Company's net working capital, consisting primarily of trade receivables and inventories, amounted to $120.0 million at July 31, 1997, $132.6 million at July 31, 1996 and $126.7 million at January 31, 1997. The decrease in the working capital from July 31, 1996 is primarily the result of the reclassification of $5.0 million of the Company's long-term senior debt which is payable February 2, 1998. The decrease in working capital from January 31, 1997 is primarily the result of an increase in liabilities, especially loans payable to banks, in connection with seasonal working capital requirements.

     Accounts receivable at July 31, 1997 were $89.5 million as compared to $79.3 million at July 31, 1996 and $75.7 million at January 31, 1997. The increase in the receivables was primarily the result of growth in the Company's business.

     Inventories at July 31, 1997 were $105.8 million as compared to $108.6 million at July 31, 1996 and $87.2 million at January 31, 1997. The inventory balance at July 31, 1997 was relatively flat as compared to July 31,

                               MOVADO GROUP, INC.

1996. The increase in inventories from January 31, 1997 reflects the seasonal build, as well as the expansion of the Company's sales base and product line.

     The Company's fiscal 1998 year-to-date capital expenditures approximate $2.6 million compared to $2.3 million through July 31, 1996. Expenditures were primarily related to improvements in the Company's management and sales management information systems and costs incurred in connection with the expansion of domestic distribution operations. The Company expects its annual capital expenditures in fiscal year 1998 will exceed the average levels experienced over the last three fiscal years due to planned improvements in management information systems, expansion of its retail store network and the expansion of distribution operations to support continued sales growth.

                          PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 10, 1997 the Company held its annual meeting of shareholders at the offices of Simpson, Thacher & Bartlett located at 425 Lexington Avenue, New York, New York.

     The following matters were voted upon at the meeting:

          (i) The election of the following Directors, constituting the entire Board of Directors:

               Margaret Hayes Adame
               Michael Bush
               Efraim Grinberg
               Gedalio Grinberg
               Donald Oresman
               Leonard L. Silverstein

          (ii) A proposal to ratify the selection of Price Waterhouse LLP as the Company's independent public accountants for the fiscal year ending January 31, 1998;

          (iii) Approval of an amendment to the Company's Certificate of Incorporation to amend the definition of "Permitted Transferee" in respect of the Company's Class A Common Stock.

     With respect to the above referenced proposals that were voted on at the annual shareholders meeting, the following votes were tabulated. There were no broker nonvotes.

     Proposal (i) on election of Directors:

                         NOMINEE                           FOR          AGAINST      WITHHELD
    --------------------------------------------------  ----------     ---------     --------
    Margaret Hayes Adame..............................  32,330,834             0      12,987
    Michael Bush......................................  32,330,834             0      12,987
    Efraim Grinberg...................................  32,330,834             0      12,987
    Gedalio Grinberg..................................  32,330,834             0      12,987
    Donald Oresman....................................  32,330,834             0      12,987
    Leonard L. Silverstein............................  32,330,209             0      13,612
    Proposal (ii) on ratification of appointment of
      accountants.....................................  32,342,816           300         705
    Proposal (iii) on approval of Amendment to
      Certificate of Incorporation....................  31,173,776     1,154,078      15,967

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

10.1   Amended and Restated Credit Agreement dated as of July 23, 1997 among the Registrant, the Chase Manhattan Bank as Agent, Swingline Bank and Issuing Bank and Fleet Bank,
       N.A. as Co-Agent and the other Lenders Signatory thereto.
10.2   Amendment to Amended and Restated Credit Agreement dated as of August 5, 1997 among the Registrant, the Chase Manhattan Bank as Agent, Swingline Bank and Issuing Bank and
       Fleet Bank, N.A. as Co-Agent and the other Lenders Signatory thereto.
10.3   Consent to Sublease dated as of June 18, 1997 among the Registrant, Meadowlands
       Associates and Alexander and Alexander Consulting Group, Inc. ("ACCG"), and Sublease
       Agreement entered into as of May 7, 1997 by and between the Registrant and AACG.
11     Computation of net income per share.
27     Financial schedules.

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MOVADO GROUP, INC.
                                            (Registrant)

Dated: September 12, 1997                 By: /s/ KENNETH J. ADAMS
                                            ------------------------------------
                                            Kenneth J. Adams
                                            Senior Vice President and
                                              Chief Financial Officer
                                              (Chief Financial Officer)

Dated: September 12, 1997                 By: /s/ JOHN J. ROONEY
                                            ------------------------------------
                                            John J. Rooney
                                            Corporate Controller
                                              (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                       DESCRIPTION
------   ------------------------------------------------------------------------------------
 10.1    Amended and Restated Credit Agreement dated as of July 23, 1997 among the
         Registrant, the Chase Manhattan Bank as Agent, Swingline Bank and Issuing Bank and
         Fleet Bank, N.A. as Co-Agent and the other Lenders Signatory thereto.
 10.2    Amendment to Amended and Restated Credit Agreement dated as of August 5, 1997 among the Registrant, the Chase Manhattan Bank as Agent, Swingline Bank and Isuing Bank
         and Fleet Bank, N.A. as Co-Agent and the other Lenders Signatory thereto.
 10.3    Consent to Sublease dated as of June 18, 1997 among the Registrant, Meadowlands
         Associates and Alexander and Alexander Consulting Group, Inc. ("AACG") and Sublease
         Agreement entered into as of May 7, 1997 by and between the Registrant and AACG.
 11      Computation of net income per share.
 27      Financial schedules.