Form 10-Q
period 1997-10-31
MOVADO GROUP INC
filed 1997-12-12
CIK 72573

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1997

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM                     TO

                         COMMISSION FILE NUMBER 0-22378

                            ------------------------

                               MOVADO GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                   NEW YORK                                     13-2595932
       (STATE OR OTHER JURISDICTION OF                        (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

              125 CHUBB AVENUE,
            LYNDHURST, NEW JERSEY                                 07071
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (201) 460-4800

                            ------------------------

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

     As of December 1, 1997, the Registrant had 3,572,460 shares of Class A Common Stock, par value $0.01 per share, outstanding and 9,261,027 shares of Common Stock, par value $0.01 per share, outstanding.

================================================================================

                               MOVADO GROUP, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                OCTOBER 31, 1997


                                                                            Page
                                                                            ----
Part I  Financial Information


        Item 1. Consolidated Balance Sheets at October 31, 1997,
                January 31, 1997 and October 31, 1996                         3

                Consolidated Statements of Income for the nine months
                ended October 31, 1997 and 1996 and the three months
                ended October 31, 1997 and 1996                               4

                Consolidated Statements of Cash Flows for the nine
                months ended October 31, 1997 and 1996                        5

                Notes to Consolidated Financial Statements                    6

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           8

Part II Other Information


        Item 6. Exhibits and Reports on Form 8-K                             12

Signatures                                                                   13

Exhibit Index                                                                14

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (Unaudited)

                                                                  OCTOBER 31,      JANUARY 31,      OCTOBER 31,
                                                                      1997             1997             1996
                                                                  -----------      -----------      -----------
ASSETS

Current assets:
   Cash                                                            $   2,882        $   4,885        $   4,040
   Trade receivables, net                                            125,670           75,688          112,701
   Inventories                                                       103,574           87,177          102,894
   Other                                                              16,184           16,914           10,972
                                                                   ---------        ---------        ---------
     Total current assets                                            248,310          184,664          230,607
                                                                   ---------        ---------        ---------

Plant, property and equipment, net                                    17,358           15,066           14,312
Other assets                                                          10,331            8,713            8,338
                                                                   ---------        ---------        ---------

                                                                   $ 275,999        $ 208,443        $ 253,257
                                                                   =========        =========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Loans payable to banks                                          $  35,386        $   7,778        $  43,859
   Current portion of long-term debt                                   5,000            5,000               --
   Accounts payable                                                   14,226           25,297           20,681
   Accrued liabilities                                                19,353           13,188           17,012
   Deferred and current taxes payable                                  8,572            6,711            9,129
                                                                   ---------        ---------        ---------
     Total current liabilities                                        82,537           57,974           90,681
                                                                   ---------        ---------        ---------


Long-term debt                                                        40,000           40,000           45,000
Deferred and non-current foreign income taxes                          5,311            3,477            4,033

Other liabilities                                                      2,861            3,122            3,396

Shareholders' equity:
   Preferred Stock, $0.01 par value,
     5,000,000 shares authorized; no shares issued                        --               --               --
   Common Stock, $0.01 par value,
     20,000,000 shares authorized; 9,259,902,  6,459,761 and
     6,434,497 shares issued, respectively                                93               65               64
   Class A Common Stock, $0.01 par value,
     10,000,000 shares authorized; 3,572,460,  4,847,478 and
     4,854,170 shares issued and outstanding, respectively                36               48               49
   Capital in excess of par value                                     64,039           34,450           34,262
   Retained earnings                                                  82,011           71,291           68,335
   Cumulative translation adjustment                                    (761)          (1,856)           7,565
   Treasury stock, 17,251 shares, at cost                               (128)            (128)            (128)
                                                                   ---------        ---------        ---------
                                                                     145,290          103,870          110,147
                                                                   ---------        ---------        ---------

                                                                   $ 275,999        $ 208,443        $ 253,257
                                                                   =========        =========        =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (Unaudited)


                                           NINE MONTHS ENDED OCTOBER 31,    THREE MONTHS ENDED OCTOBER 31,
                                           -----------------------------    ------------------------------
                                               1997           1996               1997          1996
                                               ----           ----               ----          ----
Net sales                                    $176,447       $158,629            $84,536       $76,864

Costs and expenses:
   Cost of sales                               75,223         70,681             35,438        33,897
   Selling, general and administrative         82,448         72,568             35,398        31,439
                                             --------       --------            -------       -------

Operating income                               18,776         15,380             13,700        11,528

Net interest expense                            3,968          3,490              1,685         1,367
                                             --------       --------            -------       -------

Income before income taxes                     14,808         11,890             12,015        10,161


Provision for income taxes                      3,406          3,330              2,707         2,811
                                             --------       --------            -------       -------

Net income                                   $ 11,402       $  8,560            $ 9,308       $ 7,350
                                             ========       ========            =======       =======

Income per share:                            $   0.96       $   0.76            $  0.77       $  0.65
                                             ========       ========            =======       =======

Shares used in per share computations:         11,846         11,267             12,089        11,271
                                             ========       ========            =======       =======




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                                        NINE MONTHS ENDED OCTOBER 31,
                                                                        -----------------------------
                                                                             1997            1996
                                                                             ----            ----
Cash flows from operating activities:
  Net income                                                               $ 11,402        $  8,560
  Adjustments to  reconcile net income to net cash used in operating activities:
    Depreciation and amortization                                             2,943           2,691
    Deferred and non-current foreign income taxes                             1,721            (530)
    Provision for losses on accounts receivable                                 628              (5)
    Changes in current assets and liabilities:
      Trade receivables                                                     (50,540)        (37,471)
      Inventories                                                           (15,901)        (14,975)
      Other current assets                                                    1,726          (2,694)
      Accounts payable                                                      (11,164)            125
      Accrued liabilities                                                     6,043           7,867
      Deferred and current taxes payable                                      1,779           2,326
    Increase in other non-current assets                                     (1,298)         (1,204)
    (Decrease) increase in other non-current liabilities                        (54)            223
                                                                           --------        --------
  Net cash used in operating activities                                     (52,715)        (35,087)
                                                                           --------        --------

Cash flows used for investing activities:
  Capital expenditures                                                       (4,764)         (4,382)
  Goodwill, trademarks and other intangibles                                   (978)            (69)
                                                                           --------        --------
  Net cash used in investing activities                                      (5,742)         (4,451)
                                                                           --------        --------

Cash flows from financing activities:
  Proceeds from issuance of common stock,
      net of underwriting discounts and offering expenses                    29,499              --
  Net proceeds from current borrowings under lines of credit                 27,838          35,641
  Proceeds from long term debt                                                   --           5,000
  Principal payments under capital leases                                      (221)           (365)
  Exercise of stock options                                                     104              63
  Dividends paid                                                               (682)           (529)
                                                                           --------        --------
  Net cash provided by financing activities                                  56,538          39,810
                                                                           --------        --------

Effect of exchange rate changes on cash                                         (84)            (61)

Net (decrease) increase in cash                                              (2,003)            211

Cash at beginning of period                                                   4,885           3,829
                                                                           --------        --------

Cash at end of period                                                      $  2,882        $  4,040
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

NOTE 1 - STOCK SPLIT

On April 3, 1997, the Company's Board of Directors approved a five-for-four stock split of the Company's Common and Class A Common Stock. The stock split was effected May 1, 1997. On September 11, 1997, the Company's Board of Directors approved a three-for-two stock split of the Company's Common and Class A Common Stock. The stock split was effected September 29, 1997. The accompanying financial statements contained in this report have been retroactively adjusted to reflect the impact of the stock splits.

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

NOTE 3 - INVENTORIES

Inventories consist of the following (in thousands):

                                         OCTOBER 31,    JANUARY 31,    OCTOBER 31,
                                            1997           1997           1996
                                         -----------    -----------    -----------
Finished goods                            $ 62,110       $ 53,497       $ 61,392
Work-in-process and component parts         41,464         33,680         41,502
                                          --------       --------       --------

                                          $103,574       $ 87,177       $102,894
                                          ========       ========       ========

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows (in thousands):

                                                                   NINE MONTHS
                                                                ENDED OCTOBER 31,
                                                                -----------------
                                                                1997         1996
                                                                ----         ----
           Cash paid during the period for:
             Interest                                         $3,400       $2,727
             Income taxes                                         92        1,745

           Non-cash investing and financing activities:
             Equipment acquired under capital leases              --       $  198


NOTE 5 -  BANK CREDIT ARRANGEMENT

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

NOTE 6 - PUBLIC OFFERING

On October 21, 1997, the Company completed a stock offering in which 1,500,000 shares of common stock were issued which provided the Company with proceeds of approximately $29.5 million, net of underwriting discounts and offering expenses.

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

Nine months ended October 31, 1997 compared to nine months ended October 31, 1996.

Net Sales. Net sales increased 11.2% to $176.4 million from $158.6 million for the nine months ended October 31, 1997 and October 31, 1996, respectively. The increase was attributable to an 8.7 % increase in domestic sales and a 23.2% increase in international sales. The growth reflected sales increases in the Company's Concord and Movado brands of 21% domestically and 15% internationally. The growth in both domestic and international sales reflect increased unit sales of the Concord and Movado brands and includes new product introductions. Concord introduced the Veneto and LaScala lines and Movado introduced the Vizio line. Geographically, international sales increases occurred in virtually all markets including the Far East, Middle East and Caribbean. The increase in sales was partially offset by decreases in sales of Piaget and ESQ brands. The sales decrease in Piaget was due to the planned reduction in the Company's Piaget retailer base in order to create greater exclusivity in the retail channel. The decrease in ESQ sales was predominantly due to the expansion of the brand's retail network, which occurred during fiscal 1997.

Gross Margins. Gross profit for the nine months ended October 31, 1997 was $101.2 million (57.4% of net sales) as compared to $87.9 million (55.4% of net sales) for the comparable prior year period. Gross margin was favorably impacted by sales mix, particularly an increase in the proportion of sales of the Company's higher margin Concord and Movado brands to total sales. The Company's margin also benefited somewhat from increases in the U.S. dollar against the Swiss Franc which occurred late in the previous year.

Operating Expenses. Operating expenses increased 13.6% for the nine months ended October 31, 1997 to 46.7% of net sales from 45.7% of net sales for the comparable prior year period. The increase in operating expenses occurred from planned increases in marketing and advertising particularly in the Company's Concord, Movado and ESQ brands.

Interest Expense. Net interest expense, which consisted primarily of interest on the Company's $40 million of 6.56% Senior Notes and borrowings against its working capital and revolving lines of credit, was $4.0 million for the nine months ended October 31, 1997 as compared to $3.5 million for the comparable prior year period. The higher interest expense was mainly due to higher average borrowings on the Company's bank credit lines due to increased seasonal working capital requirements related to the Company's growth. This was offset somewhat by reduced average borrowing rates as a result of renegotiating our bank credit lines in July 1997.

Income Taxes. The Company recorded a provision for income taxes of $3.4 million for the nine months ended October 31, 1997 as compared to a provision of $3.3 million for the comparable prior year period. Taxes were provided at a 23% effective rate which the Company believes will approximate the effective annual rate for fiscal 1998; however, there can be no assurance of this as it is dependent on a number of factors including: mix of foreign to domestic earnings, local statutory tax rates and utilization of net operating losses. The 23% effective rate differs from the United States statutory rate due to the mix of earnings between the Company's U.S. and international operations, the most significant of which are located in Switzerland. The Company's international operations are generally subject to tax rates that are significantly lower than U.S. statutory rates.

Three months ended October 31, 1997 compared to three months ended October 31, 1996.

Net Sales. Net sales increased 10.0% to $84.5 million from $76.9 million for the three months ended October 31, 1997 and October 31, 1996, respectively. The increase was attributable to a 7.4% increase in domestic sales and a 24% increase in international sales. The growth reflected sales increases in the Company's Concord and Movado brands of 15% domestically and 21% internationally. The growth in both domestic and international sales reflect unit sales increases in the Concord and Movado brands and includes new product introductions. Concord introduced the Veneto and LaScala lines and Movado introduced the Vizio line. Geographically, international sales increases occurred in virtually all markets including the Far East, Middle East and Caribbean. The increase in sales was partially offset by decreases in sales of Piaget and ESQ. The sales decrease in Piaget was due to the planned reduction in our Piaget retailer base in order to create greater exclusivity in the retail channel. The decrease in ESQ sales was predominately due to the expansion of the brand's retail network, which occurred during fiscal 1997.

Gross Margins. Gross profit for the three months ended October 31, 1997 was $49.1 million (58.1% of net sales) as compared to $43.0 million (55.9% of net sales) for the comparable prior year period. The increase in margin was mainly attributable to the Company continuing to experience a shift in overall sales mix toward its higher margin Movado and Concord brands. The Company's margin also benefited somewhat from increases in the U.S. dollar against the Swiss Franc which occurred late in the previous year.

Operating Expenses. Operating expenses increased 12.6% for the three months ended October 31, 1997 to 41.9% of net sales from 40.9% of net sales for the comparable prior year period. The increase in operating expenses occurred from planned increases in marketing and advertising particularly in the Company's Concord, Movado and ESQ brands.

Interest Expense. Net interest expense, which consisted primarily of interest on the Company's $40 million of 6.56% Senior Notes and borrowings against its working capital and revolving lines of credit, was $1.7 million and $1.4 million for the three months ended October 31, 1997 and 1996, respectively. The higher interest expense was predominantly due to higher average borrowings on the Company's bank credit lines due to increased seasonal working capital requirements related to the Company's growth. This was offset somewhat by reduced average borrowing rates as a result of renegotiating our bank credit lines in July 1997.

Income Taxes. The Company recorded a provision for income taxes of $2.7 million for the three months ended October 31, 1997 as compared to a provision of $2.8 million for the comparable prior year period. For the current year, taxes were provided at a 23% annual effective rate which the Company believes will approximate the effective annual rate for fiscal 1998; however, there can be no assurance of this as it is dependent on a number of factors including: mix of foreign to domestic earnings, local statutory tax rates and utilization of net operating losses. The 23% effective rate differs from the United States statutory rate due to the mix of earnings between the Company's U.S. and international operations, the most significant of which are located in Switzerland. The Company's international operations are generally subject to tax rates that are significantly lower than U.S. statutory rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs have been, and are expected to remain, primarily a function of its seasonal working capital requirements which have increased due to significant growth in sales over the two previous years. The Company's business is not capital intensive and liquidity needs for capital investments have not been significant in relation to the Company's overall financing requirements.

The Company has met its liquidity needs primarily through funds from operations and bank borrowings under working capital lines of credit with domestic and Swiss banks. The Company has also entered into a revolving credit agreement with its domestic banks. Funds available under this agreement are in addition to the Company's working capital lines. The Company's future requirements for capital will relate not only to working capital requirements for the expected continued growth of its existing brands, domestically and internationally, but also funding new lines of business including the Spring 1998 launch of the Company's new Coach watch line, product line extensions and retail boutiques for the Movado brand. In addition, the Company is required to make a $5 million sinking fund payment on February 2, 1998 in connection with its $40 million 6.56% Senior Notes.

In order to meet the increase in working capital requirements, the Company amended its revolving credit and working capital lines with its domestic bank group to provide for a three year $90.0 million unsecured revolving line of credit and $16.6 million of uncommitted working capital lines of credit. These new facilities replaced a $20.0 million revolving line of credit and $35.0 million domestic working capital lines of credit and certain of the Company's Swiss working capital lines. At October 31, 1997, the Company had an outstanding balance of $ 40.4 million under these facilities.

The Company's debt to total capitalization ratio was 35.6% at October 31, 1997, as compared to 44.7% at October 31, 1996. The decrease is predominantly due to a
1.5 million share stock offering on October 21, 1997. The use of the net proceeds of $29.5 million from the offering are for working capital and general corporate purposes including the expansion of existing brands, introduction of new brands, the establishment of retail boutiques and other marketing, advertising and distribution efforts. Such proceeds have been temporarily used to reduce the Company's borrowings under its revolving credit line. Debt to total capitalization at January 31, 1997 was 33.7%. The increase in debt to total capitalization from January 31, 1997 was predominantly due to an increase in loans payable to banks due to increases in seasonal working capital requirements.

The Company's net working capital, consisting primarily of trade receivables and inventories, amounted to $165.8 million at October 31, 1997, $139.9 million at October 31, 1996 and $126.7 million at January 31, 1997. The increase in the working capital from October 31, 1996 was primarily the result of an increase in receivables due to growth in the Company's business. The increase in working capital from January 31, 1997 was primarily the result of an increase in receivables due to growth in the Company's business and increase in inventories which reflected the seasonal build.

Accounts receivable at October 31, 1997 were $125.7 million as compared to $112.7 million at October 31, 1996 and $75.7 million at January 31, 1997. The increase in the receivables was primarily the result of growth in the Company's business.

Inventories at October 31, 1997 were $103.6 million as compared to $102.9 million at October 31, 1996 and $87.2 million at January 31, 1997. The inventory balance at October 31, 1997 was relatively flat as compared to October 31, 1996. The increase in inventories from January 31, 1997 reflects the seasonal build, as well as the expansion of the Company's sales base and product line.

The Company's fiscal 1998 year-to-date capital expenditures approximate $ 4.8 million compared to $4.4 million through October 31, 1996. Expenditures were primarily related to improvements in the Company's management and sales management information systems and costs incurred in connection with the expansion of domestic distribution operations. The Company expects its annual capital expenditures in fiscal year 1998 will exceed the average levels experienced over the last three fiscal years due to planned improvements in management information systems, expansion of its retail store network and the expansion of distribution operations to support continued sales growth.

                           PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits
            3(1) Articles of Incorporation.
            11   Computation  of net income per share.
            27   Financial schedules.

      (b)   Reports on Form 8-K
            None

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              MOVADO GROUP, INC.
                                                 (Registrant)

Dated: December 12, 1997                  By: /s/ Kenneth J. Adams
                                              ----------------------------------
                                                  Kenneth J. Adams
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (Chief Financial Officer)

Dated: December 12, 1997                  By: /s/ John J. Rooney
                                              ----------------------------------
                                                  John J. Rooney
                                                  Corporate Controller
                                                  (Principal Accounting Officer)

                                  EXHIBIT INDEX

     EXHIBIT
      NUMBER                                  DESCRIPTION
      ------                                  -----------
       3(1)         Articles of Incorporation.

        11          Computation of net income per share.

        27          Financial schedules.