Form 10-K405
period 1998-01-31
MOVADO GROUP INC
filed 1998-04-23
CIK 72573

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K
(MARK ONE)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED JANUARY 31, 1998,

                                       OR

   [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM                TO

                             COMMISSION FILE NUMBER 0-22378

                                   MOVADO GROUP, INC.
                 (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   NEW YORK                                      13-2595932
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)
               125 CHUBB AVENUE                                    07071
            LYNDHURST, NEW JERSEY                                (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (201) 460-4800

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

                   NAME OF EACH EXCHANGE ON WHICH REGISTERED:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT;
                          COMMON STOCK, $.01 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Based on the closing sales price of the Common Stock as of April 16, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $262,713,612. For purposes of this computation, each share of Class A Common Stock is assumed to have the same market value as one share of Common Stock into which it is convertible and only shares of stock held by directors and executive officers were excluded.

     The number of shares outstanding of the registrant's Common Stock and Class A Common Stock as of April 16, 1998 were 9,335,904 and 3,555,486, respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement relating to Registrant's 1998 annual meeting of shareholders (the "Proxy Statement") are incorporated by reference in Part III hereof.
================================================================================

                                     PART I

ITEM 1.  BUSINESS

CORPORATE ORGANIZATION

     The registrant, Movado Group, Inc., is a designer, manufacturer and distributor of quality watches with prominent brands sold in almost every price category comprising the watch industry. It was incorporated in New York in 1967 to acquire Piaget Watch Corporation and Corum Watch Corporation, which had been, respectively, the exclusive importers and distributors of Piaget and Corum watches in the United States since the 1950's. The registrant and its subsidiaries are referred to herein as "Movado Group, Inc.," or the "Company" unless the context otherwise requires.

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

     On October 21, 1997, the Company completed a secondary stock offering in which 1,500,000 shares of Common Stock were issued.

     With executive offices in Lyndhurst, New Jersey, the Company operates wholly-owned subsidiaries in Canada, Hong Kong, Japan, Singapore, Switzerland and the United States.

INDUSTRY OVERVIEW

     The largest markets for watches are North America, Western Europe and the Far East. While exact worldwide wholesale sales volumes are difficult to quantify, the Company estimates from data obtained from the Federation of the Swiss Watch Industry that worldwide wholesale sales of finished watches were over $13 billion in 1996. Watches are produced predominantly in Switzerland, Hong Kong and Japan. According to the Federation of the Swiss Watch Industry, Switzerland, Hong Kong and Japan accounted for approximately 68%, 17% and 5%, respectively, of worldwide finished watch exports based on value. Among all the major watch exporting countries, Swiss watches have the highest average unit value.

     The Company divides the watch market into five principal categories as set forth in the following table:

                                                             PRIMARY CATEGORY OF
                                         SUGGESTED RETAIL    MOVADO GROUP, INC.
            MARKET CATEGORY                PRICE RANGE             BRANDS
            ---------------              ----------------    -------------------
Exclusive..............................  $10,000 and over     Piaget and Corum
Luxury.................................  $1,000 to $9,999    Concord and Vizio
Premium Branded........................      $500 to $999     Movado and Coach
Moderate Branded.......................      $100 to $499        ESQ and Coach
Mass Market............................    less than $100                   --

     The Company competes in the Exclusive category as the exclusive distributor of Piaget and Corum watches in the United States, Canada, Central America and the Caribbean. The Company's Concord watches compete primarily in the Luxury category of the market, although certain Concord watches compete in the Exclusive and Premium Branded categories. The Company's Vizio watches compete in the Luxury category of the market. The Company's Movado watches compete primarily in the Premium Branded category of the market, although certain Movado watches compete in the Exclusive, Luxury and Moderate Branded categories. The Company's Coach brand, which will be introduced in April 1998, will compete in both the Premium Branded and Moderate Branded categories. The ESQ line competes in the Moderate Branded category of the market. The Company does not participate in the Mass Market category.

  Exclusive Watches

     Exclusive watches are usually made of precious metals, including 18 karat gold or platinum, and may be set with precious gems, including diamonds, emeralds, rubies and sapphires. These watches are primarily mechanical or quartz-analog watches. Mechanical watches keep time with intricate mechanical movements consisting of an arrangement of wheels, jewels and winding and regulating mechanisms. Quartz-analog watches have quartz movements in which time is precisely calibrated to the regular frequency of the vibration of quartz crystal. Exclusive watches are manufactured almost entirely in Switzerland. In addition to the Company's Piaget and Corum watches and certain Movado and Concord watches, well-known brand names of Exclusive watches include Audemars Piguet, Patek Philippe and Vacheron Constantin.

  Luxury Watches

     Luxury watches are either quartz-analog watches or mechanical watches. These watches typically are made with either 14 or 18 karat gold, stainless steel or a combination of gold and stainless steel, and are occasionally set with precious gems. Luxury watches are primarily manufactured in Switzerland. In addition to a majority of the Company's Concord, Vizio and certain Movado watches, well-known brand names of Luxury watches include Baume & Mercier, Breitling, Cartier, Ebel, Omega, Rolex and TAG Heuer.

  Premium Branded Watches

     The majority of Premium Branded watches are quartz-analog watches. These watches typically are made with gold finish, stainless steel or a combination of gold finish and stainless steel. Premium Branded watches are manufactured primarily in Switzerland, although some are manufactured in the Far East. In addition to a majority of the Company's Movado watches, Coach watches and certain Concord watches, well-known brand names of Premium Branded watches include Gucci, Rado and Raymond Weil.

  Moderate Branded Watches

     Most Moderate Branded watches are quartz-analog watches. Moderate Branded watches are manufactured primarily in the Far East and Switzerland. These watches typically are made with gold finish, stainless steel, brass or a combination of gold finish and stainless steel. In addition to the Company's ESQ and Coach brands, well-known brand names of watches in the Moderate Branded category include Anne Klein, Bulova, Gucci, Guess, Seiko and Wittnauer.

  Mass Market Watches

     Mass Market watches typically consist of digital and quartz-analog watches that are made with stainless steel, brass or plastic. Digital watches, unlike quartz-analog watches, have no moving parts. Instead, time is kept by electronic microchips and is displayed as discrete Arabic digits illuminated on the watch face by light emitting diodes (LEDs) or liquid crystal displays (LCDs). Mass Market watches are manufactured primarily in the Far East. Movado Group, Inc. does not manufacture or distribute Mass Market watches. Well-known brands of Mass Market watches include Casio, Citizen, Fossil, Pulsar, Seiko, Swatch and Timex.

PRODUCTS

     The Company currently markets six distinctive brands of watches: Movado, Concord, ESQ, Coach, Piaget and Corum, which compete in the Exclusive, Luxury, Premium Branded and Moderate Branded categories. The Company designs and manufactures Movado and Concord watches primarily in Switzerland, as well as in the United States, for sale throughout the world. ESQ watches are manufactured to the Company's specifications by independent contractors located in the Far East and are presently sold in the United States, Canada and the Caribbean. In the Spring of 1998, the Company will introduce Coach watches as a new brand under an exclusive worldwide license from Coach. Coach watches will be assembled in Switzerland by independent suppliers. In addition, Movado Group, Inc. is the exclusive distributor of Swiss-manufactured Piaget and Corum watches in the United States, Canada, Central America and the Caribbean. Piaget and Corum watches are manufactured in Switzerland by Piaget Swiss and Corum Swiss, respectively.

  Movado

     Founded in 1881 in La Chaux-de-Fonds, Switzerland, the Movado brand today includes a line of watches based on the design of the world famous Movado Museum watch and a number of other watch collections with more traditional dial designs. The design for the Movado Museum watch was the first watch design chosen by the Museum of Modern Art for its permanent collection. It has since been honored by 10 other museums throughout the world. All Movado watches are made with 14 or 18 karat gold, 18 karat gold finish, stainless steel or a combination of 18 karat gold finish and stainless steel. The majority of Movado watches have suggested retail prices between approximately $195 and $4,000.

  Concord

     Concord was founded in 1908 in Bienne, Switzerland. Concord watches employ both quartz and mechanical movements. Concord watches are made with 18 karat gold, stainless steel or a combination of 18 karat gold and stainless steel, except for Concord Royal Gold watches, most of which are made with 14 karat gold. The majority of Concord watches have suggested retail prices between approximately $1,000 and $15,000.

  ESQ

     ESQ was launched in the second half of fiscal 1993. All ESQ watches contain Swiss movements and are made with stainless steel, gold finish or a combination of stainless steel and gold finish, with leather straps, stainless steel bracelets or gold finish bracelets. The ESQ brand consists of sport and fashion watches with suggested retail prices from approximately $125 to $495 with features and styles comparable to more expensive watches.

  Piaget

     Piaget watches are manufactured by S.A. Ancienne Fabrique Georges Piaget et Cie ("Piaget Swiss") in La Cotes-aux-Fees, Switzerland. The Company believes that Piaget watches are among the most expensive watches in the world. All Piaget watches are made of 18 karat gold or platinum. Most Piaget watches are set with diamonds or other precious stones. In addition, the Company distributes certain Piaget limited edition high jewelry watches, typically made of 18 karat gold and set with precious gems, including diamonds, emeralds, rubies and sapphires. The majority of Piaget watches have suggested retail prices between approximately $4,000 and $50,000.

  Corum

     Corum watches are manufactured by Corum Ries, Bannwart et Cie ("Corum Swiss"). Corum Swiss is a family owned company founded in 1955 in La Chaux-de-Fonds, Switzerland. Corum's watch designs are typically unique and distinctive. Corum's most recognized watches are the Gold Coin and Admiral's Cup. The majority of Corum watches have suggested retail prices between approximately $3,000 and $30,000.

  Other Products and Services

     During fiscal 1998, sales of other products and services totaled approximately $26.2 million, or approximately 11.0% of net sales. These sales include revenues from the Company's service and watch repair operations, which historically have represented a source of consistent revenues with profit margins comparable to those generated from sales of the Company's watches. Other products and services include sales derived from the Company's 19 retail stores.

WARRANTY AND REPAIR

     The Company has service facilities around the world in 10 Company-owned service facilities and approximately 135 authorized independent service centers. The Company conducts training sessions for and distributes technical information and updates to repair personnel in order to maintain consistency and quality at its service facilities and authorized independent service centers. The Company's products are covered by limited warranties against defects in materials and workmanship for periods ranging from one to three years from the date of purchase for movements and up to five years for Movado watch casings and bracelets. Products that are returned under warranty to the Company are generally serviced by the Company's employees at its service facilities.

ADVERTISING

     Advertising is important to the successful marketing of the Company's watches. Movado Group, Inc. has maintained its own in-house advertising department since 1972 and devotes significant resources to advertising. Advertising expenditures totaled approximately 20.9%, 18.0% and 17.8% of net sales in fiscal 1998, 1997 and 1996, respectively. Advertising is developed individually for each of the Company's watch brands and is directed primarily to the ultimate consumer rather than to trade customers. The Company develops advertising for each of its brands by targeting consumers with particular demographic characteristics appropriate to the image and price range of the brand. Advertisements are placed predominately in magazines and other print media, but are also created for television campaigns, catalogues and promotional materials.

SALES AND DISTRIBUTION

  Overview

     The Company sells Movado and Concord watches throughout the world. ESQ watches are presently sold in North America and the Caribbean. The Company is the exclusive distributor for Piaget and Corum watches in the United States, Canada, Central America and the Caribbean. All five brands are sold to trade customers by the Company's sales personnel, who typically specialize in one particular brand. The Company also sells Movado and Concord watches outside the United States, Canada, Central America and the Caribbean through independent international distributors. In fiscal 1998, one trade customer accounted for 12% of the Company's net sales. In addition to its sales to trade customers and independent distributors, a portion of the Company's net sales are made directly to consumers in the United States through the Company's 19 retail stores.

     The Company divides its business into two major geographic markets: the "domestic" market, which includes the Company's United States and Canadian operations, and the "international" market, which includes the balance of the Company's operations.

  Domestic

     Movado Group, Inc. operates in the United States through its North American Watch Company division and in Canada through a Canadian subsidiary. The Company sells its products in the domestic market primarily through department stores, such as Macy's, Neiman-Marcus and Saks Fifth Avenue, jewelry store chains, such as Zales, Helzberg and Sterling, and independent jewelers. Movado, Concord and ESQ watches are sold through each of these retail channels and Piaget and Corum watches are sold primarily to independent jewelers. Sales to trade customers in the United States and Canada are made directly by the Company's sales force of approximately 100 employees. A majority of the sales force is compensated solely on the basis of commissions, which are determined as a percentage of sales.

  International

     The Company sells Movado and Concord watches internationally through its own sales force of approximately 11 employees operating from the Company's sales and distribution offices in Hong Kong, Singapore, and Switzerland, and also through a network of approximately 63 independent distributors operating in numerous countries around the world. A majority of the Company's arrangements with its international distributors are long-term, generally require certain minimum purchases and restrict the distributor from selling competitive products.

  Retail Distribution

     In addition to its sales to trade customers and independent distributors, Movado Group, Inc. sells Movado watches directly to consumers in its Company-operated Movado store on Fifth Avenue in New York City. In April 1998, the Company will open two Movado boutiques which will sell Movado jewelry, table accessories and other line extensions as well as watches. The Company also sells Piaget watches and jewelry directly to consumers in its Company-operated Piaget boutique on Fifth Avenue in New York City. The Company also operates 17 outlet stores located in Cabazon, St. Helena and Solvang, California; Destin and St. Augustine, Florida; Dawsonville, Georgia; Tuscola, Illinois; Michigan City, Indiana; Kittery, Maine; Lee, Massachusetts; Lancaster and Tannersville, Pennsylvania; Hilton Head and Myrtle Beach, South Carolina; San Marcos, Texas; Manchester, Vermont; and Williamsburg, Virginia. These outlet stores sell discontinued and sample merchandise and factory seconds, providing the Company with an organized and efficient method of reducing its inventory without competing directly with trade customers.

BACKLOG

     At March 31, 1998, the Company had unfilled customer orders of approximately $31.5 million, compared to approximately $18.7 million at March 31, 1997 (based on currency exchange rates in effect on March 31, 1998). The Company believes that substantially all such orders are firm and will be filled during the Company's current fiscal year. The Company's backlog is affected by a variety of factors, including seasonality and the scheduling of the manufacture and shipment of products. Accordingly, a period-to-period comparison of backlog is not necessarily meaningful and may not be indicative of eventual shipments.

SOURCES AND AVAILABILITY OF SUPPLIES

     Movado and Concord watches are generally assembled at the Company's manufacturing facility in Bienne, Switzerland with some off-site assembly performed principally by independent Swiss watch makers. Movado and Concord watches are assembled using Swiss movements and other components obtained from third-party suppliers. A number of cases and bracelets used in these watches are also manufactured by the Company. The Movado Gold and Concord Royal Gold collections are assembled by the Company at its facilities in Lyndhurst, New Jersey using Swiss movements as well as bracelets and cases obtained from third-party suppliers. The Company intends to have Coach watches assembled in Switzerland principally by independent assemblers using Swiss movements and other components obtained from third-party suppliers in Switzerland and elsewhere. ESQ watches are manufactured by independent contractors in the Far East using Swiss movements and other components purchased from third-party suppliers principally located in the Far East.

     A majority of the watch movements used in the manufacture of Movado, Concord and ESQ watches are purchased from two suppliers. The Company obtains other watch components for all of its manufactured brands, including movements, cases, crystals, dials, bracelets and straps, from a number of other suppliers. Precious stones used in the Company's watches are purchased from various suppliers and are set in the United States, Canada and Switzerland. Movado Group, Inc. does not have long-term supply contracts with any of its component parts suppliers.

     The Company purchases Piaget and Corum watches from Piaget Swiss and Corum Swiss, respectively, under long-term distribution agreements expiring December 31, 2009. Pursuant to the Company's distribution agreements with Piaget Swiss ("Piaget Distribution Agreements"), Piaget Swiss undertakes, through its distribution affiliate, Piaget (International) S.A., to sell watches and jewelry to the Company on request, based on a formula that allows for the most favorable prices and delivery terms at which the watches and jewelry are then being offered for sale to wholesale distributors unrelated to Piaget Swiss. Under the terms of the Company's distribution agreement with Corum Swiss ("Corum Distribution Agreement"), Corum Swiss undertakes to sell watches to the Company at the lowest prices at which the watches are then being offered for sale to others, and to use reasonable efforts to comply with all delivery dates specified by the Company.

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

TRADEMARKS AND LICENSING AGREEMENTS

     Movado Group, Inc. owns the trademarks MOVADO(R), CONCORD(R), VIZIO(R) and related trademarks for watches in the United States and in numerous other countries. The Company licenses ESQUIRE(R), ESQ(R) and related trademarks on an exclusive basis for use in connection with the manufacture, distribution, advertising and sale of watches pursuant to an agreement with the Hearst Corporation ("Hearst License Agreement"). The current term of the Hearst License Agreement expires December 31, 2000, and the agreement is renewable at the Company's option through December 31, 2018. The Company licenses the trademark COACH(R) and related trademarks on an exclusive basis for use in connection with the manufacture, distribution, advertising and sale of watches pursuant to an agreement with Coach, a division of Sara Lee Corporation ("Coach License Agreement"). Subject to meeting certain performance goals, the Coach License Agreement expires 10 years after the Company's initial sales of Coach watches to retail outlets not operated by Coach, which are expected to commence in the Spring of 1998.

     The Company owns the trademark PIAGET(R) for watches and jewelry and a number of related trademarks for watches in the United States. Pursuant to the Piaget Distribution Agreements, the Company is required to assign such trademarks to Piaget Swiss upon the expiration of the Piaget Distribution Agreements on December 31, 2009.

     The Company also owns the trademark CORUM(R) and a number of related trademarks for watches in the United States. Pursuant to the Corum Distribution Agreement, the Company is required to assign these trademarks to Corum Swiss on December 31, 2009 upon the expiration of the Corum Distribution Agreement, unless earlier terminated by either party as of December 30, 2002.

     The Company actively seeks to protect and enforce its trademarks by working with industry associations, anti-counterfeiting organizations, private investigators and law enforcement authorities, monitoring the enforcement of certain exclusion orders received from Customs and, when necessary, suing infringers of its trademarks. Consequently, the Company is involved from time to time in litigation or other proceedings to determine the enforceability, scope and validity of these rights. As the owner of the PIAGET(R) trademark for watches in the United States, the Company has received an exclusion order, pursuant to Customs regulations, which prohibits the importation of both counterfeit and gray-market Piaget watches into the United States. A "gray-market" good is a foreign manufactured good that bears a valid United States trademark and is imported without the consent of the United States trademark owner. Customs enforces the exclusion order by seizing any such goods at their point of entry into the United States. The Company also has exclusion orders covering the trademark CORUM(R) and the Admiral's Cup dial design trademark. With respect to the trademarks MOVADO(R) and CONCORD(R) and certain other related trademarks, the Company has received exclusion orders that prohibit the importation of counterfeit goods or goods bearing confusingly similar trademarks into the United States. In accordance with Customs regulations, these exclusion orders, however, cannot cover the importation of gray-market Movado or Concord watches because the Company is the manufacturer of such watches. All of the Company's exclusion orders are renewable.

EMPLOYEES

     As of March 31, 1998, the Company had 794 full-time employees in its domestic and international operations. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement. The Company has never experienced a work stoppage due to labor difficulties and believes that its employee relations are good.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS, SEASONALITY, FOREIGN AND DOMESTIC OPERATIONS

     The Company operates in one industry segment: the design, manufacture and distribution of quality watches. The Company's sales in the United States and Canada are traditionally greater during the Christmas and holiday season and are significantly more seasonal than its international sales. Consequently, the Company's net sales historically have been higher during the second half of its fiscal year. The second half of each year accounted for approximately 61.2%, 62.0% and 61.2% of the Company's net sales for the fiscal years ending January 31, 1998, 1997 and 1996, respectively. The amount of net sales and operating income generated during the second half of each fiscal year depends upon the general level of retail sales during the Christmas and holiday season, as well as economic conditions and other factors beyond the Company's control. The Company does not expect any significant change in the seasonality of its domestic business in the foreseeable future. International sales tend to be less seasonal, particularly those derived from the Middle and Far Eastern markets. See Note 12 for financial information regarding foreign and domestic operations.

ITEM 2.  PROPERTIES

     The Company leases various facilities in the United States, Canada, Switzerland and the Far East for its corporate, manufacturing, distribution and sales operations. The Company's leased facilities are as follows:

                                                                         SQUARE         LEASE
               LOCATION                           FUNCTION               FOOTAGE     EXPIRATION
               --------                 -----------------------------    -------    -------------
Lyndhurst, New Jersey.................  Executive offices, watch         93,000     May 2002
                                          assembly and distribution
Bienne, Switzerland...................  Corporate functions, watch       52,000     January 2007
                                          sales, distribution,
                                          assembly and repair
Markham, Canada.......................  Office and distribution          11,200     June 2007
Hackensack, New Jersey................  Warehouse                         6,600     July 1999
Toronto, Canada.......................  Office                            5,335     May 1998
Hong Kong.............................  Watch sales, distribution and     3,400     January 1999
                                          repair
Los Angeles, California...............  Watch repair                      3,000     December 2002
Miami, Florida........................  Watch repair                      2,600     October 2001
Grenchen, Switzerland.................  Watch sales                       2,600     March 2000
New York, New York....................  Watch repair                      2,200     November 2005
Japan.................................  Watch sales                       1,500     January 2000
Singapore.............................  Watch sales, distribution and       474     August 1998
                                          repair

     The Company leases retail space with average square footage of approximately 1,500 square feet per store for the operation of its Movado store and 17 outlet stores under leases expiring from November 2000 to February

2005. The Company also leases approximately 3,700 square feet of space at 730 Fifth Avenue in New York City under a lease expiring January, 2006. The Company operates this location as the Piaget boutique, devoted exclusively to Piaget watches and jewelry. In addition, the Company has leased retail space for the operation of two Movado boutiques with an average square footage of approximately 2,200 square feet per boutique under leases expiring through November 2006. The boutiques are scheduled to open in April 1998.

     Movado Group, Inc. owns 1.2 acres and the buildings located thereon in La-Chaux-de-Fonds, Switzerland, which the Company uses for watch component manufacturing. The Company also owns approximately 2,400 square feet of office space in Hanau, Germany, which it previously used for sales, distribution and watch repair functions. The Company believes that its existing facilities are adequate for its current operations and to handle reasonably foreseeable sales growth.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in certain legal proceedings arising in the normal course of its business. The Company believes that none of these proceedings, either individually or in the aggregate, will have a material adverse effect on the Company's business or its consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders of the Company in the fourth quarter of fiscal 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     As of March 26, 1998, there were 67 holders of record of the Class A Common Stock and, the Company estimates, approximately 1,200 beneficial owners of the Common Stock represented by 486 holders of record. The Common Stock is traded on the Nasdaq National Market under the symbol "MOVA". The shares of Common Stock were issued pursuant to a public offering in fiscal 1994 and trading commenced September 30, 1993. Amounts in the table below have been retroactively adjusted to reflect a five-for-four stock split which was effected May 1, 1997 and a three-for-two stock split which was effected September 29, 1997. The quarterly high and low closing prices for the fiscal years ended January 31, 1998 and 1997 were as follows:

                                                1998                1997
                                          ----------------    ----------------
             QUARTER ENDED                 LOW       HIGH      LOW       HIGH
             -------------                ------    ------    ------    ------
April 30................................  $11.72    $13.59    $ 9.06    $10.19
July 31.................................  $13.32    $19.48    $ 9.06    $11.99
October 31..............................  $19.38    $29.69    $ 9.20    $14.25
January 31..............................  $17.75    $24.00    $11.85    $15.18

     The Class A Common Stock is not publicly traded and is subject to certain restrictions on transfer as provided under the Company's Amended Restated Certificate of Incorporation and consequently, there is currently no established public trading market for these shares.

     During the fiscal year ended January 31, 1998 and 1997, the Board of Directors approved four $0.02 and four $0.016 per share quarterly cash dividends, respectively, to shareholders of record of the Common Stock and Class A Common Stock. The declaration and payment of future dividends, if any, will be at the sole discretion of the Board of Directors and will depend upon the Company's profitability, financial condition, capital and surplus requirements, future prospects, terms of indebtedness and other factors deemed relevant by the Board of Directors. See Note 4 to the Consolidated Financial Statements regarding contractual restrictions on the Company's ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data presented below has been derived from the Consolidated Financial Statements. This information should be read in conjunction with, and is qualified in its entirety by, the Consolidated

Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of this report (in thousands except per share amounts).

                                                     FISCAL YEAR ENDED JANUARY 31,
                                        --------------------------------------------------------
                                          1998        1997        1996        1995        1994
                                        --------    --------    --------    --------    --------
Statement of income data:
Net sales.............................  $237,005    $215,107    $185,867    $160,853    $142,237
Cost of sales.........................    97,456      95,031      83,502      75,871      70,973
Selling, general and
  administrative(1)...................   113,593      99,657      84,315      69,243      56,993
                                        --------    --------    --------    --------    --------
Total expenses........................   211,049     194,688     167,817     145,114     127,966
Operating income......................    25,956      20,419      18,050      15,739      14,271
Net interest expense..................     5,383       4,874       4,450       4,307       7,570
                                        --------    --------    --------    --------    --------
Income before income taxes and
  extraordinary charge................    20,573      15,545      13,600      11,432       6,701
Provision for (benefit from) income
  taxes...............................     4,731       3,853       3,876      (2,512)       (106)
                                        --------    --------    --------    --------    --------
Income before extraordinary charge....  $ 15,842    $ 11,692    $  9,724    $ 13,944    $  6,807
                                        ========    ========    ========    ========    ========
Net income(2).........................  $ 15,842    $ 11,692    $  9,724    $ 13,944    $  3,579
                                        ========    ========    ========    ========    ========
Income per share before extraordinary
  charge -- Basic.....................  $   1.35    $   1.04    $   0.86    $   1.24    $   0.86
Income per share before extraordinary
  charge -- Diluted...................  $   1.29    $   1.02    $   0.86    $   1.24    $   0.86
Net income per share -- Basic.........  $   1.35    $   1.04    $   0.86    $   1.24    $   0.45
Net income per share -- Diluted.......  $   1.29    $   1.02    $   0.86    $   1.24    $   0.45
Basic shares outstanding(3)...........    11,736      11,273      11,263      11,250       7,918
Diluted shares outstanding(3).........    12,236      11,489      11,327      11,251       7,918
Cash dividends declared per share.....  $  0.080    $  0.064    $  0.053    $  0.043    $  0.026
Balance sheet data (end of period):
Working capital.......................  $157,103    $126,690    $132,679    $121,357    $108,612
Total assets..........................   249,069     208,443     200,380     186,949     156,954
Long-term debt........................    35,000      40,000      40,000      40,000      40,000
Shareholders' equity..................   145,533     103,870     104,841      92,930      72,458

---------------
(1) Included in fiscal 1997 is the effect of a one-time, pretax charge of approximately $450,000 in connection with restructuring the Company's German operations.

(2) Included in fiscal 1994 is an extraordinary charge of $3.2 million from the early redemption of $45 million aggregate stated principal amount of the Company's 12% subordinated Debentures.

(3) Amounts have been retroactively adjusted to reflect a five-for-four stock split which was effected May 1, 1997 and a three-for-two stock split which was effected September 29, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     Statements included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in this annual report on Form 10-K, as well as statements in future filings by the Company with the Securities and Exchange Commission ("SEC"), in the Company's press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934. The Company cautions readers that forward looking statements, include without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, plans for future operations, effective tax rates, margins, interest costs, and income, as well as assumptions relating to the foregoing. Forward looking statements are subject to certain risks and uncertainties, some of which cannot be predicted or quantified. Actual results and future events could differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the SEC including, without limitation, the following: general economic and business conditions which may impact disposable income of consumers, competitive products and pricing, ability to enforce intellectual property rights, seasonality, availability of alternative sources of supply in the case of loss of any significant supplier, the Company's dependence on key officers, ability to enforce intellectual property rights, continued availability to the Company of financing and credit on favorable terms and success of hedging strategies in respect of currency exchange rate fluctuations.

GENERAL

     Net Sales. Among the more significant factors that influence annual sales are general economic conditions in the Company's domestic and international markets, new product introductions, the level of advertising expenditures, the effectiveness of marketing and distribution programs and product pricing decisions.

     Reported sales are also affected by foreign exchange rates, primarily the U.S. dollar/Swiss franc rate, because significant portions of the Company's international sales are billed in Swiss francs and translated to U.S. dollars at average exchange rates for financial reporting purposes.

     The Company's business is very seasonal. There are two major selling seasons in the Company's North American markets: the Spring season, which includes school graduations and several holidays, and, most importantly, the Christmas and holiday season. Major selling seasons in certain international markets center around significant local holidays that occur in late Winter or early Spring, however, because these markets are a less significant portion of the Company's business, their impact is far less than that of the selling seasons in North America.

     The Company is continuing its efforts, begun in fiscal 1995, to expand sales in key international markets. These efforts have included: the recruitment of a number of key personnel with management level sales and marketing responsibilities, the addition and replacement of selected independent distributors, an increase in the number of sales representatives, retargeted and increased advertising and coordinated marketing programs designed to build brand awareness and consumer demand for the Company's watches at point-of-sale.

     Gross Margins. The Company's overall gross margins are primarily affected by four major factors: sales mix, product pricing strategy, component and labor costs and the U.S. dollar/Swiss franc exchange rate. The Company's gross margins on its manufactured brands are higher than those on its distributed brands and; therefore, any shift in overall sales mix toward the Company's manufactured brands will generally have a favorable impact on margins. In addition, margins on sales of a particular brand vary from model to model and, therefore, changes in the model sales mix within a brand will impact margins.

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

     Since a substantial amount of the Company's product costs are incurred in Swiss francs, fluctuations in the U.S. dollar/Swiss franc exchange rate can impact the Company's production costs and, therefore, its gross margins. The Company, therefore, hedges its Swiss franc purchases using a combination of forward contracts, purchased currency options and spot purchases. The Company's hedging program has, in the recent past, been reasonably successful in stabilizing product costs despite exchange rate fluctuations.

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

     Selling expenses consist primarily of sales commissions, sales force travel costs and operating costs incurred in connection with the Company's retail business. Sales commissions vary proportionally with overall sales levels. Retail operating expenses consist primarily of salaries and store rent.

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

     Operating expenses over the last three fiscal years reflect the effect of the implementation of the Company's growth strategy. The more significant expenses associated with this strategy included advertising and marketing expenses designed to increase market share for the Piaget, Corum, Concord and Movado brands, advertising and marketing costs for the continuing expansion of the Company's ESQ line, which was introduced in 1993, additions to the Company's sales force, salaries and rents associated with additional outlet stores and the addition of staff to support distribution, inventory management and customer service requirements coincident with growth of the Company's business.

     Income Taxes. The Company's income tax provision for fiscal 1998 and 1997 amounted to $4.7 million and $3.9 million or 23.0% and 24.8% of pretax income, respectively. A portion of the Company's consolidated operations are located in non-U.S. jurisdictions; therefore, the Company's effective rate differs from U.S. statutory rates. The majority of the Company's non-U.S. operations are located in jurisdictions with statutory rates below U.S. rates. The Company believes that the future effective tax rate will range from 20% to 30%; however, there can be no assurance of this as it is dependent on a number of factors, including the mix of foreign to domestic earnings, local statutory tax rates and the Company's ability to utilize net operating loss carryforwards in certain jurisdictions.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED JANUARY 31, 1998, 1997 AND 1996

     Net Sales.  Comparative net sales by product class were as follows:

                                               1998        1997        1996
                                             --------    --------    --------
                                                      (IN THOUSANDS)
Concord, Movado and ESQ:
  Domestic.................................  $153,835    $138,810    $110,455
  International............................    40,028      30,185      28,504
Piaget and Corum...........................    17,045      22,386      25,963
Other......................................    26,097      23,726      20,945
                                             --------    --------    --------
                                             $237,005    $215,107    $185,867
                                             ========    ========    ========

     Net sales increased 10.2% in fiscal 1998. The increase resulted primarily from growth in sales in the U.S. and unit sales gains in the Company's international business.

     Sales increases in the U.S. were primarily in the Movado and Concord brands. These increases were partially offset by sales declines in the Company's ESQ, Piaget and Corum brands. ESQ sales declined in fiscal 1998 in comparison to fiscal 1997 principally because of the significant expansion of the brand's retail network, which occurred during fiscal 1997. Piaget sales declines were due primarily to planned reductions in the distribution channels for the brand. The increase in the Company's international business was due predominantly to increases of Concord and Movado brands in the Middle East, Far East and Caribbean offset somewhat by the negative impact of a change in translation rates.

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

     Gross Margins. The Company's gross margin increased from 55.8% to 58.9% in fiscal 1998. The Company's fiscal 1998 margin was favorably impacted by sales mix, particularly an increase in the proportion of Concord, Movado and ESQ sales to net sales. The Company's gross margin also benefited by increases in the U.S. dollar against the Swiss franc.

     The Company's gross margin increased from 55.1% to 55.8% in fiscal 1997. The Company's fiscal 1997 margin was favorably impacted by sales mix, particularly an increase in the proportion of Concord, Movado and ESQ sales to total sales, as well as reduced per unit overhead costs due to higher unit production levels in Switzerland. The Company's gross margin also benefited by increases in the U.S. dollar against the Swiss franc, which occurred late in the fiscal year.

     Operating Expenses. Operating expenses increased 14.0% in fiscal 1998 to 47.9% of net sales from 46.3% of net sales in fiscal 1997. The increase in fiscal 1998 operating expenses occurred primarily in the advertising, selling and general and administrative expense categories. Distribution costs declined as a percentage of net sales.

     The increase in advertising and marketing expenditures occurred primarily in the U.S. This increase was planned and relates to the Company's ongoing efforts to build identity and image for its brands. Fiscal 1998 advertising and marketing costs were affected by higher levels of media spending for Concord, Movado and, in particular, ESQ in the U.S and increased marketing and promotional activities in the U.S. for all of the Company's brands.

     The growth in consolidated advertising costs also included increased media spending in certain international markets, primarily the Far East and Middle East and certain European markets.

     Selling expenses included an increase in variable selling expenses commensurate with sales growth in both domestic and international business.

     Fiscal 1998 general and administrative expenses included increased employee benefit costs and rents due to the expansion of office space necessitated by the Company's growth and head count increases.

     Operating expenses increased 18.2% in fiscal 1997 to 46.3% of net sales from 45.4% of net sales in fiscal 1996. The increase in fiscal 1997 operating expenses occurred primarily in the advertising and selling, general and administrative expense categories. Although increasing slightly in absolute terms, product distribution costs declined as a percentage of net sales.

     The increase in advertising and marketing expenditures in fiscal 1997 occurred primarily in the U.S. This increase was planned and relates to the Company's ongoing efforts to build identity and image for its brands. Fiscal 1997 advertising and marketing costs were affected by higher levels of media spending for Concord, Movado and, in particular, ESQ in the U.S., production costs for a new advertising campaign for Concord and increased marketing and promotional activities in the U.S. for all of the Company's brands, including the introduction of the new Vizio collection. The growth in consolidated advertising costs in fiscal 1997 also included increased media spending in certain international markets, primarily the Far East and Middle East. Selling expenses in fiscal 1997 included an increase in sales commissions commensurate with sales growth as well as the costs associated with an increase in the number of employees involved in the Company's domestic sales function, particularly in the ESQ brand and the growth of the Company's retail division. Fiscal 1997 general and administrative expenses included the cost of management additions and increased employee benefit costs. Fiscal 1997 operating expenses also included a non-recurring pre-tax charge of $450,000 in connection with restructuring the Company's German business.

     Interest Expense. Net interest expense, which consists primarily of interest on the Company's $40 million principal amount of Senior Notes and borrowings against its working capital and revolving lines of credit, was $5.4 million, $4.9 million and $4.5 million for fiscal 1998, 1997 and 1996, respectively. The effect of higher average outstanding borrowings against working capital lines in fiscal 1998 and 1997 was offset somewhat by lower average interest rates on these U.S. borrowings.

     Income Taxes. The Company's income tax provision amounted to $4.7 million for fiscal 1998 and $3.9 million for fiscal 1997 or 23.0% and 24.8% of pretax income, respectively. A portion of the Company's consolidated operations are located in non-U.S. jurisdictions, therefore, the Company's effective rate differs from U.S. statutory rates. The majority of the Company's non-U.S. operations are located in jurisdictions with statutory rates below U.S. rates. The Company believes that the future effective tax rate will range from 20% to 30%; however, there can be no assurance of this as it is dependent on a number of factors, including the mix of foreign to domestic earnings, local statutory tax rates and the Company's ability to utilize net operating loss carryforwards in certain jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity needs have been, and are expected to remain, primarily a function of its seasonal working capital requirements, which have increased due to significant growth in domestic sales over the two previous years. The Company's business is not capital intensive and liquidity needs for capital investments have not been significant in relation to the Company's overall financing requirements.

     The Company has met its liquidity needs primarily through funds from operations and bank borrowings with domestic and Swiss banks. The Company's future requirements for capital will relate not only to working capital requirements for the expected continued growth of its existing brands, domestically and internationally, but also to funding new product lines, including the Spring 1998 launch of the Company's new Coach watch line, product line extensions and retail boutiques for the Movado brand. In addition, the Company is required to make $5 million sinking fund payments on February 2, 1998 and February 1, 1999 in connection with its $40 million Senior Notes.

     In order to meet the increase in working capital requirements, the Company's revolving credit and working capital lines with its domestic bank group were amended in July 1997 to provide for a three year $90.0 million unsecured revolving line of credit, pursuant to an Amended and Restated Credit Agreement, dated as of July 23, 1997, among the Company, the Chase Manhattan Bank, as agent, Fleet Bank N.A. as co-agent, and the other banks signatory thereto ("Restated Bank Credit Agreement"), and to provide for $31.6 million of uncommitted working capital lines of credit. These new facilities replaced a $20.0 million revolving line of credit and $35.0 million domestic working capital lines of credit and certain of the Company's Swiss working capital lines. At January 31, 1998 and 1997, the Company had $5 million in outstanding balances under the Restated Bank Credit Agreement.

     In March 1998, the Company's Board of Directors authorized the repurchase of 400,000 shares of the Company's Common Stock. The Company currently does not have purchases planned.

     The Company's debt to total capitalization ratio was 23.6% at January 31, 1998, as compared to 33.7% at January 31, 1997. The decrease in the debt to total capitalization ratio was predominantly due to the sale in a registered offering of an additional 1.5 million shares of common stock on October 21, 1997. The net proceeds of $29.6 million from the offering are being used for working capital and general corporate purposes, including the expansion of existing brands, introduction of new brands, the establishment of retail boutiques and other marketing, advertising and distribution efforts. Such proceeds have been temporarily used to reduce the Company's borrowings under its revolving credit line.

     The Company's net working capital, consisting primarily of trade receivable and inventories, amounted to $157.1 million and $126.7 million at January 31, 1998 and January 31, 1997, respectively. The increase in working capital from January 31, 1997 was primarily the result of an increase in receivables and inventory due to growth in the Company's business.

     Accounts receivable at January 31, 1998 were $92.4 million as compared to $75.7 million at January 31, 1997. The increase in receivables was primarily the result of growth in the Company's business.

     Inventories at January 31, 1998 were $98.2 million as compared to $87.2 million at January 31, 1997. The increase in inventories from January 31, 1997 to January 31, 1998 reflected the expansion of the Company's sales base and product line.

     The Company's capital expenditures through January 31, 1998 were approximately $7.6 million compared to $6.6 million through January 31, 1997. Expenditures in fiscal 1998 were primarily related to improvements in the Company's management and sales management information systems and costs incurred in connection with the expansion of domestic distribution operations. The Company expects that its capital expenditures in fiscal 1999 will exceed the average levels experienced annually over the last three fiscal years due to planned continued improvements in management information systems, including retail information systems, expansion of its boutique and outlet store network, and the expansion of distribution operations to support continued sales growth. Fiscal 1997 expenditures were primarily attributable to the opening of the Company's Piaget Boutique, upgrades of the Company's domestic distribution operations, the relocation of the Company's Swiss operations and computer hardware and software investments to automate the Company's domestic sales force.

RECENTLY ISSUED ACCOUNTING STANDARDS

     The Financial Accounting Standards Board ("FASB") recently issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. This standard establishes standards for the reporting of financial information relating to operating segments for both interim and annual periods. In addition, the FASB also issued Statement No. 130 Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income in the Company's financial statements and footnotes. Management of the Company believes that adoption of these statements, which will be required for the fiscal year ending January 31, 1999, will not have an impact on the Company's consolidated financial position or results of operations.

YEAR 2000

     The Company is actively addressing its information technology infrastructure, including hardware and software to insure Year 2000 compliance in all areas of operations including relationships with vendors and customers. The Company is implementing a new computer system, which will transform the existing system from a mainframe platform to a client server environment. This new system will be Year 2000 compliant. Costs associated with this new system will be capitalized and amortized in accordance with Company policy. Company management does not expect that the costs associated with Year 2000 will have a material impact on the Company's consolidated financial position or results of operations.

     The Company is not currently aware of vendor or customer circumstances that may have a material adverse impact on the Company due to Year 2000 compliance issues.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              SCHEDULE       PAGE
                                                               NUMBER       NUMBER
                                                              --------    -----------
Report of Independent Accountants...........................                      F-1
Consolidated Statements of Income for the fiscal years ended
  January 31, 1998, 1997 and 1996...........................                      F-2
Consolidated Balance Sheets at January 31, 1998 and 1997....                      F-3
Consolidated Statements of Cash Flows for the fiscal years
  ended January 31, 1998, 1997 and 1996.....................                      F-4
Consolidated Statements of Changes in Shareholders' Equity
  for the fiscal years ended January 31, 1998, 1997 and
  1996......................................................                      F-5
Notes to Consolidated Financial Statements..................              F-6 to F-17
Valuation and Qualifying Accounts and Reserves..............     II               S-1

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is included in the Company's Proxy Statement for the 1998 annual meeting of shareholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is included in the Company's Proxy Statement for the 1998 annual meeting of shareholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is included in the Company's Proxy Statement for the 1998 annual meeting of shareholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is included in the Company's Proxy Statement for the 1998 annual meeting of shareholders and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report

     1. Financial Statements:

        See Financial Statements Index on page 15 included in Item 8 of part II of this report.

     2. Financial Statements Schedules:

       Schedule II                              Valuation and Qualifying
                                                Accounts and Reserves

       All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

     3. Exhibits:

        Incorporated herein by reference is a list of the Exhibits contained in the Exhibit Index on pages 24 through 28 of this report.

(b) Reports on Form 8-K

      None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MOVADO GROUP, INC.
                                            (Registrant)

Dated: April 23, 1998                           By: /s/ GEDALIO GRINBERG
                                                ----------------------------------------------------
                                                Gedalio Grinberg
                                                Chief Executive Officer and
                                                Chairman of the Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Dated: April 23, 1998                           /s/ GEDALIO GRINBERG
                                                --------------------------------------------------------
                                                Gedalio Grinberg
                                                Chief Executive Officer and
                                                Chairman of the Board of Directors
                                                (Principal Executive Officer)

Dated: April 23, 1998                           /s/ EFRAIM GRINBERG
                                                --------------------------------------------------------
                                                Efraim Grinberg
                                                President

Dated: April 23, 1998                           /s/ MICHAEL J. BUSH
                                                --------------------------------------------------------
                                                Michael J. Bush
                                                Executive Vice President and
                                                Chief Operating Officer

Dated: April 23, 1998                           /s/ KENNETH J. ADAMS
                                                --------------------------------------------------------
                                                Kenneth J. Adams
                                                Senior Vice President and Chief Financial Officer
                                                (Chief Financial Officer)

Dated: April 23, 1998                           /s/ JOHN J. ROONEY
                                                --------------------------------------------------------
                                                John J. Rooney
                                                Corporate Controller
                                                (Principal Accounting Officer)

Dated: April 23, 1998                           /s/ MARGARET HAYES ADAME
                                                --------------------------------------------------------
                                                Margaret Hayes Adame
                                                Director

Dated: April 23, 1998                           /s/ DONALD ORESMAN
                                                --------------------------------------------------------
                                                Donald Oresman
                                                Director

Dated: April 23, 1998                           /s/ LEONARD L. SILVERSTEIN
                                                --------------------------------------------------------
                                                Leonard L. Silverstein
                                                Director

Dated: April 23, 1998                           /s/ ALAN H. HOWARD
                                                --------------------------------------------------------
                                                Alan H. Howard
                                                Director

                                 EXHIBIT INDEX

EXHIBIT                                                                 SEQUENTIALLY
NUMBER                            DESCRIPTION                           NUMBERED PAGE
-------                           -----------                           -------------
  3.1*    Restated By-Laws of the Registrant..........................
  3.2     Restated Certificate of Incorporation of the Registrant as
          amended. Incorporated herein by reference to Exhibit 3(i) to the Registrant's Quarterly Report on Form 10-Q filed for the quarter ended October 31, 1997. ............................
  4.1     Specimen Common Stock Certificate. Incorporated herein by
          reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the year ended January 31, 1997. ..........
  4.2     Note Agreement, dated as of November 9, 1993, by and between the Registrant and The Prudential Insurance Company of
          America. Incorporated herein by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the
          quarter ended October 31, 1993. ............................
 10.1*    Settlement Agreement, dated as of February 11, 1992, by and among S.A. Ancienne Fabrique Georges Piaget et Cie. ("Piaget
          Swiss"), PBM International Holding S.A., Piaget Watch
          Corporation, the Registrant and Gedalio Grinberg. ..........
 10.2*    Distributorship Agreement among Piaget Watch Corporation,
          Piaget Swiss and Piaget (International) S.A., dated as of
          February 11, 1992. .........................................
 10.3*    Distributorship Agreement among North American Watch of
          Canada, Ltd., Piaget Swiss and Piaget (International) S.A.,
          dated as of February 11, 1992. .............................
 10.4*    Distributorship Agreement among the Registrant, Piaget Swiss and Piaget (International) S.A., dated as of February 11,
          1992. ......................................................
 10.5*    Trademark Agreement, dated as of February 11, 1992, by and among Piaget Swiss, Piaget Watch Corporation and the
          Registrant. ................................................
 10.6*    Franchise Agreement between Corum Watch Corporation and
          Corum, Ries, Bannwart & Co., dated February 27, 1969, as
          amended on April 16, 1979, February 22, 1980, April 20,
          1982, January 1988 and February 19, 1993. ..................
 10.7*    Assignment Agreement, dated February 22, 1980, between
          Corum, Ries, Bannwart & Co. and Corum Watch Corporation. ...
 10.8*    Agreement, dated January 1, 1992, between The Hearst
          Corporation and the Registrant, as amended on January 17,
          1992. ......................................................
 10.9     Letter Agreement between the Registrant and The Hearst
          Corporation dated October 24, 1994 executed October 25, 1995 amending License Agreement dated as of January 1, 1992, as amended. Incorporated herein by reference to Exhibit 10.1 to
          Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1995. ....................................
 10.10*   Lease Agreement between the Registrant and Meadowlands
          Associates, dated October 31, 1986, for office space in
          Lyndhurst, New Jersey, together with the Non-Disturbance and
          Attornment Agreement, dated March 11, 1987. ................
 10.11    Registrant's 1996 Stock Incentive Plan amending and
          restating the 1993 Employee Stock Option Plan. Incorporated herein by reference to Exhibit 10.5 to Registrant's
          Quarterly Report on Form 10-Q for the quarter ended October
          31, 1996.**.................................................
 10.13    Line of Credit Letter Agreement dated July 18, 1997 between the Registrant and Fleet Bank, N.A. ........................
 10.14    Line of Credit Letter Agreement dated February 25, 1998
          between the Registrant and Marine Midland Bank, N.A. .......
 10.15*   Letter Agreement dated May 19, 1993 between Concord Watch
          Company, S.A. and Bern Cantonal Bank (English
          translation). ..............................................
 10.16*   Letter Agreement dated August 23, 1989 between Grandjean,
          S.A. and Neuchatel Cantonal Bank, as amended by a Letter
          Agreement dated March 2, 1990 between Grandjean, S.A. and
          Neuchatel Cantonal Bank (English translation). .............
 10.17*   Letter Agreement dated June 18, 1992 between Grandjean, S.A.
          and Neuchatel Cantonal Bank (English translation). .........

EXHIBIT                                                                 SEQUENTIALLY
NUMBER                            DESCRIPTION                           NUMBERED PAGE
-------                           -----------                           -------------
 10.18*   Letter Agreement dated June 5, 1992 between Grandjean, S.A.
          and Popular Bank of Switzerland (English translation). .....
 10.19*   Letter Agreement dated November 25, 1992 between Concord
          Watch Company, S.A. and Swiss Bank Corporation (English
          translation). ..............................................
 10.20*   Letter Agreement dated January 25, 1991 between Concord
          Watch Company, S.A. and Union Bank of Switzerland (English
          translation). ..............................................
 10.21*   Letter Agreement dated May 15, 1991 between Grandjean, S.A.
          and Union Bank of Switzerland (English translation). .......
 10.22    Lease dated August 10, 1994 between Rockefeller Center
          Properties, as landlord and SwissAm Inc., as tenant for
          space at 630 Fifth Avenue, New York, New York. Incorporated herein by reference to Exhibit 10.4 to the Registrant's
          Quarterly Report on Form 10-Q for the quarter ended July 31,
          1994. ......................................................
 10.23    First Amendment of Lease dated May 31, 1994 between
          Meadowlands Associates, as landlord and the Registrant, as tenant for additional space at 125 Chubb Avenue, Lyndhurst,
          New Jersey. Incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the
          quarter ended July 31, 1994. ...............................
 10.24    Death and Disability Benefit Plan Agreement dated September
          23, 1994 between the Registrant and Gedalio Grinberg.
          Incorporated herein by reference to Exhibit 10.1 to the
          Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1994.**...................................
 10.25    Registrant's amended and restated Deferred Compensation Plan for Executives effective January 1, 1998.**.................
 10.26    Credit Agreement dated as of January 31, 1996 among the
          Registrant, Chase Manhattan Bank (National Association)
          ("Chase"), NatWest Bank N.A. ("NatWest"), Marine Midland
          Bank and Chase as Agent and NatWest as Co-Agent.
          Incorporated herein by reference to Exhibit 10.26 to the
          Registrant's Annual Report on Form 10-K for the year ended
          January 31, 1996. ..........................................
 10.27    Agreement dated February 27, 1996 by and between the
          Registrant and Piaget (International) S.A. Incorporated
          herein by reference to Exhibit 10.27 to the Registrant's
          Annual Report on Form 10-K for the year ended January 31,
          1996. ......................................................
 10.28    Lease Agreement between the Registrant and Lexington
          Building Co., L.P. dated February 18, 1996 for premises at
          730 Fifth Avenue, New York, New York. Incorporated herein by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year ended January 31, 1996. ..........
 10.29    Letter Agreement dated August 25, 1995 between the
          Registrant and Michael Bush together with Promissory Note
          dated October 25, 1995. Incorporated herein by reference to
          Exhibit 10.29 to the Registrant's Annual Report on Form 10-K
          for the year ended January 31, 1996.**......................
 10.30    Policy Collateral Assignment and Split Dollar Agreement
          dated December 5, 1995 by and between the Registrant and The
          Grinberg Family Trust together with Demand Note dated
          December 5, 1995. Incorporated herein by reference to
          Exhibit 10.30 to the Registrant's Annual Report on Form 10-K
          for the year ended January 31, 1996.**......................
 10.31    Lease dated April 15, 1996 between the Registrant and Belle
          Mead Corporation for premises at 1200 Wall Street West,
          Lyndhurst, New Jersey. Incorporated herein by reference to
          Exhibit 10.1 to the Registrant's Quarterly Report on Form
          10-Q for the quarter ended April 30, 1996. .................
 10.32    License Agreement dated December 9, 1996 between the
          Registrant and Sara Lee Corporation. Incorporated herein by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the year ended January 31, 1997. ..........
 10.33    Amendment number 1 to promissory note dated October 25, 1995 between the Registrant and Michael Bush. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly
          Report on Form 10-Q for the quarter ended April 30, 1997....

EXHIBIT                                                                 SEQUENTIALLY
NUMBER                            DESCRIPTION                           NUMBERED PAGE
-------                           -----------                           -------------
 10.34    Amended and Restated Credit Agreement dated as of July 23,
          1997 among the Registrant, the Chase Manhattan Bank as
          Agent, Swingline Bank and Issuing Bank and Fleet Bank, N.A.
          as Co-Agent and the other Lenders signatory thereto.
          Incorporated herein by reference to Exhibit 10.1 to the
          Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 1997. .......................................
 10.35    Amendment to Amended and Restated Credit Agreement dated as of August 5, 1997 among the Registrant, the Chase Manhattan
          Bank as Agent, Swingline Bank and Issuing Bank and Fleet
          Bank, N.A. as Co-Agent and the other Lenders signatory
          thereto. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the
          quarter ended July 31, 1997. ...............................
 10.36    Consent to Sublease dated as of June 18, 1997 among the
          Registrant, Meadowlands Associates and Alexander and
          Alexander Consulting Group, Inc. ("AACG"), and Sublease
          Agreement entered into as of May 7, 1997 by and between the
          Registrant and AACG. Incorporated herein to Exhibit 10.3 to the Registrant's Quarterly Report in Form 10-Q for the
          quarter ended July 31, 1997. ...............................
 10.37    First Amendment to Lease dated April 8, 1998 between RCPI
          Trust, successor in interest to Rockefeller Center
          Properties ("Landlord") and Movado Retail Group, Inc.,
          successor in interest to SwissAm Inc. ("Tenant") amending
          lease dated August 10, 1994 between Landlord and Tenant for space at 630 Fifth Avenue, New York, New York. .............
 10.38    Line of Credit Letter Agreement dated November 10, 1997
          between the Registrant and Fleet Bank, N.A. ................
 10.39    Line of Credit Letter Agreement dated August 5, 1997 between the Registrant and the Bank of New York. ...................
 21.1     Subsidiaries of the Registrant. ............................
 23.1     Consent of Price Waterhouse LLP. ...........................
 27       Financial Data Schedule. ...................................

---------------
 * Incorporated herein by reference to the corresponding Exhibit Number filed with Company's Registration Statement on Form S-1 (Registration No. 33-666000).

** Constitutes a compensatory plan or arrangement.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Shareholders of Movado Group, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 17 present fairly, in all material respects, the financial position of Movado Group, Inc. and its subsidiaries at January 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP


Morristown, New Jersey
March 24, 1998

                               MOVADO GROUP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              FISCAL YEAR ENDED JANUARY 31,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
Net sales..................................................  $237,005    $215,107    $185,867
                                                             --------    --------    --------
Costs and expenses:
  Cost of sales............................................    97,456      95,031      83,502
  Selling, general and administrative......................   113,593      99,657      84,315
                                                             --------    --------    --------
                                                              211,049     194,688     167,817
                                                             --------    --------    --------
Operating income...........................................    25,956      20,419      18,050
Net interest expense.......................................     5,383       4,874       4,450
                                                             --------    --------    --------
Income before income taxes.................................    20,573      15,545      13,600
Provision for income taxes.................................     4,731       3,853       3,876
                                                             --------    --------    --------
Net income.................................................  $ 15,842    $ 11,692    $  9,724
                                                             ========    ========    ========
Net income per share -- Basic..............................  $   1.35    $   1.04    $   0.86
                                                             ========    ========    ========
Net income per share -- Diluted............................  $   1.29    $   1.02    $   0.86
                                                             ========    ========    ========

                 See Notes to Consolidated Financial Statements

                               MOVADO GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                  JANUARY 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
                                      ASSETS
Current assets:
  Cash......................................................  $ 10,874    $  4,885
  Trade receivables, net....................................    92,386      75,688
  Inventories...............................................    98,183      87,177
  Other.....................................................    18,206      16,914
                                                              --------    --------
     Total current assets...................................   219,649     184,664
Plant, property and equipment, net..........................    18,909      15,066
Other assets................................................    10,511       8,713
                                                              --------    --------
                                                              $249,069    $208,443
                                                              ========    ========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Loans payable to banks....................................  $     --    $  7,778
  Current portion of long-term debt.........................    10,000       5,000
  Accounts payable..........................................    25,286      25,297
  Accrued liabilities.......................................    16,920      13,188
  Deferred and current taxes payable........................    10,340       6,711
                                                              --------    --------
     Total current liabilities..............................    62,546      57,974
                                                              --------    --------
Long-term debt..............................................    35,000      40,000
Deferred and noncurrent foreign income taxes................     3,460       3,477
Other liabilities...........................................     2,530       3,122
Shareholders' equity:
  Preferred Stock, $0.01 par value, 5,000,000 shares
     authorized; no shares issued...........................        --          --
  Common Stock, $0.01 par value; 20,000,000 shares
     authorized; 9,317,007 and 6,459,761 shares issued,
     respectively...........................................        93          65
  Class A Common Stock, $0.01 par value, 10,000,000 shares
     authorized; 3,556,793 and 4,847,478 shares issued and
     outstanding, respectively..............................        36          48
  Capital in excess of par value............................    64,475      34,450
  Retained earnings.........................................    86,194      71,291
  Cumulative translation adjustment.........................    (5,137)     (1,856)
  Treasury stock, 17,251 shares, at cost....................      (128)       (128)
                                                              --------    --------
     Total shareholders' equity.............................   145,533     103,870
                                                              --------    --------
Commitments and contingencies (Note 10).....................
                                                              --------    --------
                                                              $249,069    $208,443
                                                              ========    ========

                 See Notes to Consolidated Financial Statements

                               MOVADO GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              FISCAL YEAR ENDED JANUARY 31,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
Cash flows from operating activities:
  Net income...............................................  $ 15,842    $ 11,692    $  9,724
  Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
  Depreciation and amortization............................     4,121       3,946       2,949
  Deferred and noncurrent foreign income taxes.............       483         221        (373)
  Provision for losses on accounts receivable..............     1,005       1,917       1,115
  Changes in current assets and liabilities:
     Trade receivables.....................................   (18,699)     (4,096)    (10,607)
     Inventories...........................................   (12,988)     (3,828)     (2,836)
     Other current assets..................................    (2,565)    (14,163)       (453)
     Accounts payable......................................       263       5,174       1,318
     Accrued liabilities...................................     3,841       4,301         481
     Deferred and current taxes payable....................     3,481        (377)      2,299
  Increase in other noncurrent assets......................      (592)     (1,285)       (153)
  (Decrease) increase in other noncurrent liabilities......      (307)        253         414
                                                             --------    --------    --------
  Net cash (used in) provided by operating activities......    (6,115)      3,755       3,878
                                                             --------    --------    --------
Cash flows from investing activities:
  Capital expenditures.....................................    (7,638)     (6,626)     (2,025)
  Goodwill, trademarks and other intangibles...............    (1,421)       (294)       (278)
                                                             --------    --------    --------
  Net cash used in investing activities....................    (9,059)     (6,920)     (2,303)
                                                             --------    --------    --------
Cash flows from financing activities:
  Proceeds from issuance of Common Stock, net of
     underwriting discounts and offering expenses..........    29,609          --          --
  Net (payment of) proceeds from current borrowings under
     lines of credit.......................................    (7,570)      5,335      (1,194)
  Principal payments under capital leases..................      (275)       (389)       (996)
  Exercise of stock options................................       431         212         214
  Dividends paid...........................................      (939)       (720)       (599)
  Purchase of treasury stock...............................        --          --        (128)
                                                             --------    --------    --------
  Net cash provided by (used in) financing activities......    21,256       4,438      (2,703)
                                                             --------    --------    --------
Effect of exchange rate changes on cash....................       (93)       (217)         61
                                                             --------    --------    --------
Net increase (decrease) in cash............................     5,989       1,056      (1,067)
Cash at beginning of year..................................     4,885       3,829       4,896
                                                             --------    --------    --------
Cash at end of year........................................  $ 10,874    $  4,885    $  3,829
                                                             ========    ========    ========

                 See Notes to Consolidated Financial Statements

                               MOVADO GROUP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  CAPITAL
                                                       CLASS A   IN EXCESS              CUMULATIVE
                                  PREFERRED   COMMON   COMMON     OF PAR     RETAINED   TRANSLATION   TREASURY
                                    STOCK     STOCK     STOCK      VALUE     EARNINGS   ADJUSTMENT     STOCK
                                  ---------   ------   -------   ---------   --------   -----------   --------
Balance, January 31, 1995.......     $--       $64      $ 49      $33,956    $51,194      $ 7,667      $  --
  Net income....................                                               9,724
  Dividends ($0.053 per
     share).....................                                                (599)
  Stock options exercised.......                                      214
  Tax benefit from employees
     exercising stock options...                                       29
  Purchase of Treasury stock....                                                                        (128)
  Translation adjustment........                                                            2,671
                                     --        ---      ----      -------    -------      -------      -----
Balance, January 31, 1996.......     --         64        49       34,199     60,319       10,338       (128)
  Net income....................                                              11,692
  Dividends ($0.064 per
     share).....................                                                (720)
  Stock options exercised.......                                      212
  Tax benefit from employees
     exercising stock options...                                       39
  Translation adjustment........                                                          (12,194)
  Conversion of Class A Common
     Stock to Common Stock......                 1        (1)
                                     --        ---      ----      -------    -------      -------      -----
Balance, January 31, 1997.......     --         65        48       34,450     71,291       (1,856)      (128)
  Net income....................                                              15,842
  Dividends ($0.080 per share)..                                                (939)
  Stock options exercised.......                                      431
  Proceeds from issuance of
     common stock, net of
     underwriting discounts and
     offering expenses..........                15                 29,594
  Translation adjustment........                                                           (3,281)
  Conversion of Class A Common
     Stock to Common Stock......                13       (12)
                                     --        ---      ----      -------    -------      -------      -----
Balance, January 31, 1998.......     $--       $93      $ 36      $64,475    $86,194      $(5,137)     $(128)
                                     ==        ===      ====      =======    =======      =======      =====

                 See Notes to Consolidated Financial Statements

                               MOVADO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

  Organization and Business

     Movado Group, Inc. (the "Company") is a designer, manufacturer and distributor of quality watches with prominent brands in almost every price category comprising the watch industry. In fiscal 1998, the Company marketed five distinctive brands of watches: Movado, Concord, ESQ, Piaget and Corum, which compete in most segments of the watch market. In April 1998, the Company will introduce the Coach watch brand.

     The Company designs and manufactures Concord and Movado watches primarily through its subsidiaries in Switzerland and the United States. ESQ watches are manufactured to the Company's specifications using Swiss movements by independent contractors located in the Far East. The Company is also the exclusive distributor of Swiss-manufactured Piaget and Corum watches in the United States, Canada, Central America and the Caribbean. The Company distributes its watch brands through its United States operations as well as through sales subsidiaries in Canada, Hong Kong, Singapore and Switzerland and through a number of independent distributors located in various countries throughout the world.

     In addition to its sales to trade customers and independent distributors, the Company sells Movado watches and Piaget products directly to consumers in its Company-operated Movado Design Store and its Piaget Boutique, respectively, both of which are located on Fifth Avenue in New York City. The Company also operates a number of Movado Company Stores throughout the United States, through which the Company sells discontinued and sample merchandise.

  Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated.

  Translation of foreign currency financial statements and foreign currency transactions

     The financial statements of the Company's international subsidiaries have been translated into United States dollars by translating balance sheet accounts at year-end exchange rates and statement of operations accounts at average exchange rates for the year. Foreign currency transaction gains and losses are charged or credited to income as incurred. Foreign currency translation gains and losses are reflected in the equity section of the Company's consolidated balance sheet as cumulative translation adjustments.

  Sales and trade receivables

     The Company's trade customers include department stores, jewelry store chains and independent jewelers. Movado and Concord watches are also marketed through a network of independent distributors. Sales are recognized upon shipment of products to trade customers. Accounts receivable are stated net of allowances for doubtful accounts of $2,187,000 and $3,876,000 at January 31, 1998 and 1997, respectively. One individual trade customer accounted for 12% of the Company's consolidated net sales in fiscal 1998. No individual trade customer, including trade customers under common control or international distributor accounted for 10% or more of the Company's consolidated net sales in fiscal 1997 and 1996.

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

                               MOVADO GROUP, INC.

  Inventories

     Inventories are valued at the lower of cost or market. The cost of domestic finished goods inventories is determined using the first-in, first-out (FIFO) method. The costs of finished goods inventories held by overseas subsidiaries and all component parts inventories are determined using average cost.

  Plant, property and equipment

     Plant, property and equipment at January 31, at cost, consists of the following (in thousands):

                                                           1998        1997
                                                         --------    --------
Furniture and equipment................................  $ 32,516    $ 26,288
Leasehold improvements.................................     9,558       8,662
                                                         --------    --------
                                                           42,074      34,950
Less: accumulated depreciation and amortization........   (23,165)    (19,884)
                                                         --------    --------
                                                         $ 18,909    $ 15,066
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

  Goodwill and other intangibles

     Other intangible assets consist primarily of trademarks and are recorded at cost. Trademarks are amortized over ten years, except in the case of costs associated with the Piaget and Corum trademarks, which are amortized over the remaining terms of the Piaget and Corum distribution agreements. Goodwill is amortized over 40 years. The Company continually reviews goodwill and other intangible assets to evaluate whether events or changes have occurred that would suggest an impairment of carrying value. An impairment would be recognized when expected future operating cash flows are lower than the carrying value. At January 31, 1998 and 1997, goodwill and other intangible assets at cost were $6,425,000 and $5,065,000, respectively, and related accumulated amortization of goodwill and other intangibles were $2,696,000 and $2,385,000, respectively.

  Advertising production costs

     In fiscal 1996, the Company adopted a newly prescribed accounting guideline which requires that production costs of an advertising campaign be expensed at the commencement date of the advertising campaign. As a result of adopting this new accounting pronouncement, the Company recorded at February 1, 1995 a one time pre-tax charge of approximately $600,000 ($0.04 per share after tax) which is included in selling, general and administrative expenses. Advertising expenses for fiscal 1998, 1997 and 1996, amounted to $49.6 million, $38.7 million and $33.0 million, respectively.

  Income taxes

     The Company and its domestic subsidiaries file a consolidated federal income tax return. Foreign income taxes have been provided based on the applicable tax rates in each of the foreign countries in which the Company operates. Certain Swiss income taxes are payable over several years; the portion of these taxes not payable within one year is classified as noncurrent. Noncurrent foreign income taxes included in the consolidated balance sheets at January 31, 1998 and 1997 were $1,139,000 and $724,000, respectively.

                               MOVADO GROUP, INC.

  Earnings per share

     In accordance with the provisions of SFAS No. 128, Earnings Per Share, the Company is presenting net income per share on a "basic" and "diluted" basis. Basic earnings per share is computed using weighted average shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for dilutive common stock equivalents.

     The weighted average number of shares outstanding for basic earnings per share were 11,736,000, 11,273,000, and 11,263,000 for fiscal 1998, 1997 and
1996, respectively. For diluted earning per share, these amounts were increased by 500,000, 216,000 and 64,000 in fiscal 1998, 1997 and 1996, respectively, due to potentially dilutive common stock equivalents issuable under the Company's stock option plans. There were no anti-dilutive common stock equivalents in the years presented.

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

  Use of estimates in the preparation of financial statements

     The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 -- INVENTORIES

     Inventories consist of the following (in thousands):

                                                              JANUARY 31,
                                                           ------------------
                                                            1998       1997
                                                           -------    -------
Finished goods...........................................  $61,960    $53,497
Work-in-process and component parts......................   36,223     33,680
                                                           -------    -------
                                                           $98,183    $87,177
                                                           =======    =======

NOTE 3 -- BANK CREDIT ARRANGEMENTS AND LINES OF CREDIT

     In order to meet the increase in working capital requirements, the Company's revolving credit and working capital lines with its domestic bank group were amended in July 1997 to provide for a three year $90.0 million unsecured revolving line of credit, pursuant to the Restated Bank Credit Agreement, and to provide for $31.6 million of uncommitted working capital lines of credit. These new facilities replaced a $20.0 million revolving line of credit and $35.0 million domestic working capital lines of credit and certain of the Company's Swiss working capital lines. At January 31, 1998 and January 31, 1997, the Company had $5 million

                               MOVADO GROUP, INC.

outstanding balances under the Restated Bank Credit Agreement. The Restated Bank Credit Agreement provides for various rate options including the federal funds rate plus a fixed rate, the prime rate or a fixed rate plus the LIBOR rate. The Company pays a facility fee on the unused portion of the credit facility. The agreement also contains certain financial covenants based on fixed coverage ratios, leverage ratios and restrictions which limit the Company on the sale, transfer or distribution of corporate assets, including dividends and limit the amount of additional debt outstanding to $20 million. The Company was in compliance with these restrictions and covenants at January 31, 1998. The amount of $5.0 million outstanding at January 31, 1998 and 1997 is included in Long-term debt.

     In fiscal 1997, the Company entered into revised agreements with certain domestic banks providing for $35.0 million of unsecured demand borrowings, to be used primarily for seasonal working capital requirements. Borrowings under these lines bore interest at the prime commercial lending rate or LIBOR plus 1% or the certificate of deposit rate plus 1.25%. Borrowings may be made in either U.S. dollars or Swiss francs. These lines were replaced as discussed above.

     The Company's Swiss subsidiaries maintain secured and unsecured lines of credit with Swiss banks, a majority of which have an unspecified duration. Available credit under these lines totaled 12,870,000 and 20,500,000 Swiss francs, with dollar equivalents of approximately $8,708,000 and $14,437,000 at January 31, 1998 and 1997, respectively. One subsidiary's credit line contains a covenant requiring maintenance of retained earnings above a specified minimum level. This subsidiary was in compliance with this covenant at January 31, 1998 and 1997. There are no other restrictions on transfers in the form of dividends, loans or advances to the Company by its foreign subsidiaries.

     Outstanding borrowings against the Company's aggregate demand lines of credit were $7,746,000 at January 31, 1997. There were no borrowings under these credit lines at January 31, 1998. Aggregate maximum and average monthly outstanding borrowings against the Company's lines of credit and related weighted average interest rates during fiscal 1998, 1997 and 1996 were as follows (in thousands):

                                                        FISCAL YEAR ENDED JANUARY 31,
                                                        -----------------------------
                                                         1998       1997       1996
                                                        -------    -------    -------
Maximum borrowings....................................  $72,560    $56,143    $41,032
Average monthly borrowings............................  $41,564    $34,302    $28,940
Weighted average interest rate........................      6.4%       5.9%       6.0%

     Weighted average interest rates were computed based on average month-end outstanding borrowings and applicable average month-end interest rates.

NOTE 4 -- LONG-TERM DEBT

     Long-term senior debt outstanding at January 31, 1998 and 1997 consisted of $30,000,000 and $35,000,000, respectively, of Senior Notes due January 31, 2005 (the "Senior Notes") which were issued in a private placement completed in fiscal 1994. The Senior Notes bear interest at 6.56% per annum, payable semiannually on July 31 and January 31, and are subject to annual payments of $5,000,000 commencing January 31, 1998 (or next business day). Accordingly, such amounts have been classified as a current liability in fiscal 1998. The Company has the option to prepay amounts due to holders of the Senior Notes at 100% of the principal plus a "make-whole" premium and accrued interest. The Senior Note agreement contains certain restrictions and covenants which generally require the maintenance of a minimum net worth, limit the amount of additional secured debt the Company can incur and limit the sale, transfer or distribution of corporate assets including dividends. The Company was in compliance with these restrictions and covenants at January 31, 1998.

                               MOVADO GROUP, INC.

     Included in Long-term debt at January 31, 1998 and 1997 was $5.0 million related to the Company's revolving credit agreement as described in Note 3.

NOTE 5 -- FOREIGN CURRENCY MANAGEMENT

     A substantial portion of the Company's watches and watch components are sourced from affiliated and nonaffiliated suppliers in Switzerland. A significant strengthening of the Swiss franc against currencies of other countries in which the Company conducts sales activities increases the Company's product cost. This may adversely impact gross margins to the extent the Company is unsuccessful in hedging against changes in the currency exchange rates or higher product costs cannot be recovered through price increases in local markets. Significant fluctuations in the Swiss franc -- U.S. dollar exchange rate can also have a material impact on the U.S. dollar value of the net assets of the Company's wholly-owned Swiss subsidiaries.

     The Company hedges against foreign currency exposure using only forward exchange contracts, purchased foreign currency options and open market purchases to cover identifiable inventory purchase commitments and occasionally equity invested in its international subsidiaries. Due to production lead times, the Company hedges identified inventory purchase commitments generally over a period of up to eighteen months.

     The Company has established strict counterparty credit guidelines and only enters into foreign currency transactions with financial institutions of investment grade or better. At January 31, 1998 and 1997, the Company had foreign currency trading lines totaling $165,000,000 and $200,000,000, respectively, with various banks. To minimize the concentration of credit risk, the Company enters into hedging transactions with each of these banks. As a result, the Company considers the risk of counterparty default to be minimal.

     The following table presents the aggregate contract amounts and fair values, based on dealer quoted prices, of the Company's financial instruments outstanding at January 31, 1998 and 1997. All financial instruments included below mature within one year and were held for hedging purposes only. Foreign currency forward amounts (in thousands) consist primarily of U.S.
dollar -- Swiss franc contracts.

                                                   AS OF JANUARY 31,
                                       -----------------------------------------
                                              1998                  1997
                                       ------------------    -------------------
                                       CONTRACT     FAIR     CONTRACT     FAIR
                                       AMOUNTS     VALUES    AMOUNTS     VALUES
                                       --------    ------    --------    -------
Foreign Currency Forward Amounts.....  $ 9,036     $9,187    $56,176     $50,041
Purchased Options....................  $39,486     $  576    $ 7,450     $     0

     The contract amounts of these foreign currency forward amounts and purchased options do not necessarily represent amounts exchanged by the parties and; therefore, are not a direct measure of the exposure of the Company through its use of these financial instruments. The amounts exchanged are calculated on the basis of the contract amounts and the other terms of the financial instruments, which relate to exchange rates. As of January 31, 1998 and 1997, the receivable from banks recorded in current assets associated with closed contract positions was $1,000 and $247,000, respectively.

     The estimated fair values of these foreign currency forward amounts and purchased options used to hedge the Company's risks will fluctuate over time. These fair value amounts should not be viewed in isolation, but rather in relation to the fair values of the underlying hedged transactions and investments and the Company's overall exposure to fluctuations in foreign exchange rates.

     Gains and losses from and premiums paid for forward or option transactions that hedge inventory purchase commitments are included in the carrying cost of inventory and are recognized in cost of sales upon sale of the inventory. Net deferred charges from hedging amounted to $375,000 and $640,000 at January 31, 1998 and 1997, respectively, and were included in other current assets on the accompanying balance sheet.

                               MOVADO GROUP, INC.

NOTE 6 -- FAIR VALUE OF OTHER FINANCIAL INSTRUMENTS

     The estimated fair value of the Company's Senior Notes at January 31, 1998 approximated the carrying value of the notes as the difference between market-based interest rates at the balance sheet date and the 6.56% fixed rate of the notes was minimal. The fair value of the Company's other monetary assets and liabilities approximate carrying value due to the relatively short-term nature of these items.

NOTE 7 -- INCOME TAXES

     The provision for income taxes for the fiscal years ended January 31, 1998, 1997 and 1996 consist of the following components (in thousands):

                                                    1998      1997      1996
                                                   ------    ------    ------
Current:
  U.S. Federal...................................  $  725    $1,667    $1,609
  U.S. State and Local...........................     192       477       460
  Non-U.S........................................   1,542       860     1,430
                                                   ------    ------    ------
                                                    2,459     3,004     3,499
                                                   ------    ------    ------
Noncurrent:
  U.S. Federal...................................      --        --        --
  U.S. State and Local...........................      --        --        --
  Non-U.S........................................   1,680       845       800
                                                   ------    ------    ------
                                                    1,680       845       800
                                                   ------    ------    ------
Deferred:
  U.S. Federal...................................      --        --       450
  U.S. State and Local...........................      --        --      (350)
  Non-U.S........................................     592         4      (523)
                                                   ------    ------    ------
                                                      592         4      (423)
                                                   ------    ------    ------
Provision for income taxes.......................  $4,731    $3,853    $3,876
                                                   ======    ======    ======

     Taxes were provided for at a rate of 23.0% and 24.8% for fiscal 1998 and 1997, respectively. The reduction in the consolidated tax rate is predominantly due to higher earnings in lower tax jurisdictions.

     The Company's deferred federal U.S. tax charge for the year ended January 31, 1996, principally resulted from the utilization of federal domestic net operating loss and Alternative Minimum Tax (AMT) credit carryforwards. The Company's state and local deferred tax benefit results from the realization of deferred state and local tax benefits.

     Deferred income taxes reflect the tax effect of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. Deferred income taxes have been classified as current or noncurrent on the consolidated balance sheets based on the underlying temporary differences and the expected due dates of taxes payable upon reversal. Significant

                               MOVADO GROUP, INC.

components of the Company's deferred income tax assets and liabilities for the fiscal years ended January 31, 1998 and 1997 consist of the following (in thousands):

                                  1998 DEFERRED TAX      1997 DEFERRED TAX
                                 --------------------   --------------------
                                 ASSETS   LIABILITIES   ASSETS   LIABILITIES
                                 ------   -----------   ------   -----------
Operating loss carryforwards..  $ 2,092    $    --      $2,357    $   --
Rent accrual..................      542         --         650        --
Inventory reserve.............      813      5,516         631     5,091
Receivable allowance..........      643        565       1,022       551
Depreciation/amortization.....    1,043         --         797        53
Other.........................      637        271         523       308
                                -------    -------      ------    ------
                                  5,770      6,352       5,980     6,003
Valuation allowance...........   (2,370)        --      (2,580)       --
                                -------    -------      ------    ------
          Total................ $ 3,400    $ 6,352      $3,400    $6,003
                                =======    =======      ======    ======

     As of January 31, 1998, the Company had foreign net operating loss carryforwards of approximately $4,800,000 which are available to offset taxable income in future years. As of January 31, 1998, the Company continued to maintain a 100% valuation allowance with respect to the tax benefit of foreign net operating loss carryforwards. Management is continuing to evaluate the appropriate level of allowance based on future operating results and changes in circumstances.

     The provision for income taxes differs from the amount determined by applying the U.S. federal statutory rate as follows (in thousands):

                                                FISCAL YEAR ENDED JANUARY 31,
                                                -----------------------------
                                                 1998       1997       1996
                                                -------    -------    -------
Provision for income taxes at the U.S.
  statutory rate..............................  $ 7,200    $ 5,441    $ 4,760
Realization of capital and operating loss
  carryforwards...............................      (88)        --       (177)
Lower effective foreign income tax rate.......   (2,582)    (2,369)    (1,215)
Tax provided on repatriated earnings of
  foreign subsidiaries........................      262        308        328
State and local taxes, net of federal
  benefit.....................................      127        315         73
Other.........................................     (188)       158        107
                                                -------    -------    -------
                                                $ 4,731    $ 3,853    $ 3,876
                                                =======    =======    =======

     No provision has been made for taxes on foreign subsidiaries' undistributed earnings of approximately $96,000,000 at January 31, 1998, as those earnings are intended to be reinvested. As a result of various tax planning alternatives available to the Company, it is not practical to estimate the amount of tax, if any, that might be payable on the eventual remittance of such earnings. On remittance, certain withholding taxes would be imposed which might be available to offset a U.S. tax liability, if any. In the event all undistributed earnings as of January 31, 1998 were remitted, approximately $4,670,000 of withholding taxes would be imposed.

NOTE 8 -- OTHER ASSETS

     In fiscal 1996, the Company entered into an agreement with a trust which owns an insurance policy issued on the lives of the Company's Chairman and Chief Executive Officer and his spouse. Under that agreement, the trust has assigned the insurance policy to the Company as collateral to secure repayment by the trust of interest-free loans to be made by the Company in amounts sufficient for the trust to pay the premiums on said insurance policy ($740,000 per annum). Under the agreement, the trust will repay the loans

                               MOVADO GROUP, INC.

from the proceeds of the policy. The Company had loaned approximately $1,620,000 and $879,000 under this agreement at January 31, 1998 and 1997, respectively.

NOTE 9 -- RESTRUCTURING CHARGE

     During fiscal 1997, the Company signed a distribution agreement with Junghans Uhren GmbH to distribute Movado watches in Germany. As a result of this agreement, the Company closed its German sales office and recorded a pre-tax charge of approximately $450,000, included in selling, general and administrative expenses, to cover severance and other costs to close the operation in fiscal 1997. Most of these costs were paid in the first quarter of fiscal 1998.

NOTE 10 -- LEASES, COMMITMENTS AND CONTINGENCIES

     Rent expense for equipment and distribution, factory and office facilities held under operating leases was approximately $4,680,000, $4,270,000 and $3,274,000 in fiscal 1998, 1997 and 1996, respectively. Minimum annual rentals at January 31, 1998 under noncancelable operating leases which do not include escalations that will be based on increases in real estate taxes and operating costs are as follows:

                YEAR ENDING JANUARY 31,                  (IN THOUSANDS)
                -----------------------                  --------------
1999...................................................     $ 5,577
2000...................................................       5,072
2001...................................................       4,761
2002...................................................       4,648
2003...................................................       3,397
2004 and thereafter....................................       8,506
                                                            -------
                                                            $31,961
                                                            =======

     The Company has entered into capital leases to finance the cost of enhancing its management information systems in the United States and Switzerland. The gross value of computer equipment recorded under capital leases was $3,848,000 as of January 31, 1998 and 1997. Accumulated depreciation of computer equipment recorded under capital leases was $2,884,000 and $2,421,000 as of January 31, 1998 and 1997, respectively.

     Future minimum lease payments for equipment under capital leases at January 31, 1998 are as follows:

                YEAR ENDING JANUARY 31,                  (IN THOUSANDS)
                -----------------------                  --------------
1999...................................................      $ 149
2000...................................................         71
                                                             -----
Total minimum lease obligations........................        220
Less interest..........................................       (15)
                                                             -----
Present value of minimum lease obligations.............        205
Less current portion...................................      (136)
                                                             -----
Net amount due after one year..........................      $  69
                                                             =====

     Due to the nature of its business as a luxury consumer goods distributor, the Company is exposed to various commercial losses. The Company believes it is adequately insured against such losses.

                               MOVADO GROUP, INC.

NOTE 11 -- EMPLOYEE BENEFIT PLANS

     The Company maintains an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. Company contributions and expenses of administering the Employee Savings Plan amounted to $143,000, $127,000 and $106,000 in fiscal 1998, 1997 and 1996, respectively.

     Effective June 1, 1995, the Company adopted a defined contribution supplemental executive retirement plan ("SERP"). The SERP provides eligible executives with supplemental pension benefits in addition to amounts received under the Company's other retirement plan. The Company makes a matching contribution which vests equally over five years. During fiscal 1998, 1997 and 1996, the Company recorded expenses related to the SERP of approximately $190,000, $138,000 and $42,000, respectively.

     On September 23, 1994, the Company entered into a Death and Disability Benefit Plan agreement with the Company's Chairman and Chief Executive Officer. Under the terms of the agreement, in the event of the Chairman's death or disability, the Company is required to make an annual benefit payment of approximately $300,000 to his spouse for the lesser of ten years or her remaining lifetime. Neither the agreement nor the benefits payable thereunder are assignable and no benefits are payable to the estates or heirs of the Chairman or his spouse. Results of operations include an actuarially determined charge related to this plan of approximately $92,000, $85,000 and $78,000 for fiscal 1998, 1997 and 1996 respectively.

     Effective concurrently with the consummation of the Company's public offering in the fourth quarter of fiscal 1994, the Board of Directors and the shareholders of the Company approved the adoption of the Movado Group, Inc. 1993 Employee Stock Option Plan (the "Employee Stock Option Plan") for the benefit of certain officers, directors and key employees of the Company. The Employee Stock Option Plan was amended in fiscal 1997 and restated as the Movado Group, Inc. 1996 Stock Incentive Plan (the "Plan"). Under the Plan, the Compensation Committee of the Board of Directors, which is comprised of the Company's four outside directors, has the authority to grant incentive stock options and nonqualified stock options to purchase, as well as stock appreciation rights and stock awards, up to 1,500,000 shares of Common Stock. Options granted to participants under the Plan become exercisable in equal installments on the first through fifth anniversaries of the date of grant and remain exercisable until the tenth anniversary of the date of grant. The option price may not be less than the fair market value of the stock at the time the options are granted.

                               MOVADO GROUP, INC.

     Transactions in stock options under the Plan since fiscal 1996 are summarized as follows:

                                                          OUTSTANDING       OPTIONS PRICE
                                                            OPTIONS           PER SHARE
                                                          -----------       -------------
January 31, 1995........................................     413,438           $ 7.41
Options granted.........................................     200,625             7.46
Options exercised.......................................     (28,500)            7.47
Options forefited.......................................      (7,500)            7.47
January 31, 1996........................................     578,063             7.43
Options granted.........................................     429,375            10.98
Options exercised.......................................     (36,750)            7.47
Options forfeited.......................................     (14,813)            7.47
January 31, 1997........................................     955,875             9.02
Options granted.........................................     227,964            13.49
Options exercised.......................................     (51,250)            8.43
Options forefited.......................................      (6,189)            9.69
January 31, 1998........................................   1,126,400           $ 9.91

     Options exercisable at January 31, 1998, 1997 and 1996 were 373,684, 260,850 and 144,563, respectively.

     The weighted-average fair value of each option grant estimated on the date of grant using the Black-Scholes option-pricing model is $6.53, $3.47 and $2.51 per share in fiscal 1998, 1997 and 1996, respectively. The following weighted-average assumptions were used for grants in 1998, 1997 and 1996: dividend yield of 0.4% for fiscal 1998 and 2% for fiscal 1997 and 1996; expected volatility of 38% for fiscal 1998 and 26% for fiscal 1997 and 1996, risk-free interest rates of 5.6% for fiscal 1998 and 1997, and 6.3% for fiscal 1996, and expected lives of seven years for fiscal 1998, 1997 and 1996.

     The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the Plan.

     Had compensation cost for the Company's fiscal 1998, 1997 and 1996 grants for stock-based compensation plans been determined based on the fair value at the grant dates and recognized ratably over the vesting period, the Company's net income and net income per share for fiscal 1998, 1997 and 1996 would approximate the pro forma amounts below (in thousands except per share data):

                                                   1998                 1997                1996
                                            ------------------   ------------------   -----------------
                                               AS        PRO        AS        PRO        AS       PRO
                                            REPORTED    FORMA    REPORTED    FORMA    REPORTED   FORMA
                                            --------   -------   --------   -------   --------   ------
Net Income................................  $15,842    $15,306   $11,692    $11,392    $9,724    $9,651
Net Income per share -- Basic.............  $  1.35    $  1.30   $  1.04    $  1.01    $ 0.86    $ 0.86
Net Income per share -- Diluted...........  $  1.29    $  1.25   $  1.02    $  0.99    $ 0.86    $ 0.85

     The pro forma impact takes into account options granted since February 1, 1995 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period.

                               MOVADO GROUP, INC.

     The following table summarizes outstanding and exercisable stock options as of January 31, 1998:

                                 WEIGHTED-
                                  AVERAGE      WEIGHTED-                 WEIGHTED-
                                 REMAINING      AVERAGE                   AVERAGE
   RANGE OF         NUMBER      CONTRACTUAL    EXERCISE      NUMBER      EXERCISE
EXERCISE PRICES   OUTSTANDING   LIFE (YEARS)     PRICE     EXERCISABLE     PRICE
---------------   -----------   ------------   ---------   -----------   ---------
$ 5.30 -- $ 7.95     481,888        6.5         $ 7.43       286,688      $ 7.43
$ 7.96 -- $10.60     300,002        7.8         $ 9.88        57,373      $ 9.89
$10.61 -- $13.25     211,884        9.0         $13.04         9,561      $12.93
$13.26 -- $15.90     118,126        8.8         $13.39        20,062      $13.41
$15.91 -- $18.55       8,250        9.4         $16.33            --      $   --
$18.56 -- $23.85       6,250        9.9         $22.87            --      $   --
                   ---------        ---         ------       -------      ------
$ 5.30 -- $23.85   1,126,400        7.6         $ 9.91       373,684      $ 8.27
                   ---------        ---         ------       -------      ------

NOTE 12 -- GEOGRAPHIC AREAS

     The table below provides information pertaining to the Company's operations in different geographic areas. For purposes of discussion, the Company divides its business into two major geographic segments: "domestic", which includes the results of the Company's United States and Canadian operations and "international", which includes the results of all other Company operations. The Company's international operations are principally conducted in Europe. The Company's international assets are substantially located in Europe. Other international operations contributed less than 10% of consolidated net sales and constituted less than 10% of consolidated total assets for all periods presented (in thousands).

                                                    DOMESTIC   INTERNATIONAL   ELIMINATIONS   CONSOLIDATED
                                                    --------   -------------   ------------   ------------
FISCAL YEAR 1998:
Revenue from sales to unaffiliated customers......  $189,187     $ 47,818       $      --       $237,005
Intercompany sales................................     6,877      105,179        (112,056)            --
                                                    --------     --------       ---------       --------
Net sales.........................................  $196,064     $152,997       $(112,056)      $237,005
                                                    ========     ========       =========       ========
Income before income taxes........................  $  1,796     $ 19,061       $    (284)      $ 20,573
                                                    ========     ========       =========       ========
Identifiable assets...............................  $139,668     $126,265       $ (16,864)      $249,069
                                                    ========     ========       =========       ========
FISCAL YEAR 1997:
Revenue from sales to unaffiliated customers......  $175,404     $ 39,703       $      --       $215,107
Intercompany sales................................     1,635       84,103         (85,738)            --
                                                    --------     --------       ---------       --------
Net sales.........................................  $177,039     $123,806       $ (85,738)      $215,107
                                                    ========     ========       =========       ========
Income before income taxes........................  $  3,102     $ 12,825       $    (382)      $ 15,545
                                                    ========     ========       =========       ========
Identifiable assets...............................  $108,606     $115,007       $ (15,170)      $208,443
                                                    ========     ========       =========       ========
FISCAL YEAR 1996:
Revenue from sales to unaffiliated customers......  $146,749     $ 39,118       $      --       $185,867
Intercompany sales................................     2,830       71,656         (74,486)            --
                                                    --------     --------       ---------       --------
Net sales.........................................  $149,579     $110,774       $ (74,486)      $185,867
                                                    ========     ========       =========       ========
Income before income taxes........................  $  5,103     $  9,244       $    (747)      $ 13,600
                                                    ========     ========       =========       ========
Identifiable assets...............................  $104,770     $121,246       $ (25,636)      $200,380
                                                    ========     ========       =========       ========

                               MOVADO GROUP, INC.

NOTE 13 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table presents unaudited selected interim operating results of the Company for fiscal 1998 and 1997 (in thousands, except per share amounts):

                                                                     QUARTER ENDED
                                                    -----------------------------------------------
                                                    APRIL 30    JULY 31    OCTOBER 31    JANUARY 31
                                                    --------    -------    ----------    ----------
1998
  Net sales.......................................  $34,918     $56,994     $84,536       $60,557
  Gross profit....................................  $19,901     $32,226     $49,098       $38,324
  Net (loss) income...............................  $  (260)    $ 2,355     $ 9,308       $ 4,439
PER SHARE:
  Net (loss) income:
     Basic........................................  $ (0.02)    $  0.21     $  0.81       $  0.35
     Diluted......................................  $ (0.02)    $  0.20     $  0.77       $  0.34
1997
  Net sales.......................................  $31,014     $50,751     $76,864       $56,478
  Gross profit....................................  $17,351     $27,630     $42,967       $32,128
  Net (loss) income...............................  $  (474)    $ 1,684     $ 7,350       $ 3,132
PER SHARE:
  Net (loss) income:
     Basic........................................  $ (0.04)    $  0.15     $  0.65       $  0.28
     Diluted......................................  $ (0.04)    $  0.15     $  0.64       $  0.27

     Net income for the quarter ended January 31, 1997 includes the effect of a one-time, pre-tax charge of approximately $450,000 in connection with restructuring the Company's German operation. (See Note 9 to Consolidated Financial Statements).

NOTE 14 -- SUPPLEMENTAL CASH FLOW INFORMATION

     The following is provided as supplemental information to the consolidated statements of cash flows (in thousands):

                                                              FISCAL YEAR ENDED JANUARY 31,
                                                              -----------------------------
                                                               1998       1997       1996
                                                              -------    -------    -------
Cash paid (received) during the year for:
  Interest..................................................  $4,580     $5,141     $4,887
  Income taxes..............................................  $  (26)    $4,321     $2,395
Non-cash investing and financial activities:
  Equipment acquired under capital lease....................  $   --     $  217     $  422

                                  SCHEDULE II

                               MOVADO GROUP, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                        BALANCE AT    PROVISION
                                        BEGINNING     CHARGED TO     CURRENCY         NET        BALANCE AT
             DESCRIPTION                 OF YEAR      OPERATIONS    REVALUATION    WRITE-OFFS    END OF YEAR
             -----------                ----------    ----------    -----------    ----------    -----------
Year ended January 31, 1998:
  Allowance for doubtful accounts.....    $3,876        $1,005         $ (38)       $(2,656)       $2,187
Year ended January 31, 1997:
  Allowance for doubtful accounts.....    $3,323        $1,917         $(109)       $(1,255)       $3,876
Year ended January 31, 1996:
  Allowance for doubtful accounts.....    $2,792        $1,115         $  40        $  (624)       $3,323

                                                 BALANCE AT    PROVISION
                                                 BEGINNING     (BENEFIT)                    BALANCE AT
                                                  OF YEAR       CHARGED      ADJUSTMENTS    END OF YEAR
                                                 ----------    ----------    -----------    -----------
Year ended January 31, 1998:
  Deferred tax assets valuation allowance......    $2,580        $(210)          $0           $2,370
Year ended January 31, 1997:
  Deferred tax assets valuation allowance......    $2,439        $ 141           $0           $2,580
Year ended January 31, 1996:
  Deferred tax assets valuation allowance......    $1,726        $ 713           $0           $2,439