Form 10-Q
period 1998-04-30
MOVADO GROUP INC
filed 1998-06-12
CIK 72573

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998

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

     As of May 29, 1998 the Registrant had 3,539,020 shares of Class A Common Stock, par value $0.01 per share, outstanding and 9,368,045 shares of Common Stock, par value $0.01 per share, outstanding.

================================================================================

                               MOVADO GROUP, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 APRIL 30, 1998


                                                                            Page

Part I        Financial Information


              Item 1.      Consolidated Balance Sheets at April 30, 1998,
                           January 31, 1998 and April 30, 1997                 3

                           Consolidated Statements of Operations for the three
                           months ended April 30, 1998 and 1997                4

                           Consolidated Statements of Cash Flows for the three
                           months ended April 30, 1998 and 1997                5

                           Notes to Consolidated Financial Statements          6

              Item 2.      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                 8


Part II       Other Information


              Item 6.      Exhibits and Reports on Form 8-K                   11


Signatures                                                                    12

Exhibit Index                                                                 13

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (Unaudited)

                                                                 APRIL 30,        January 31,       April 30,
                                                                    1998             1998             1997
                                                                 ---------        ---------        ---------
ASSETS
Current assets:
    Cash                                                         $   2,387        $  10,874        $   5,330
    Trade receivables, net                                          82,645           92,386           76,117
    Inventories                                                    110,025           98,183           95,637
    Other                                                           24,946           18,206           18,382
                                                                 ---------        ---------        ---------
       Total current assets                                        220,003          219,649          195,466
                                                                 ---------        ---------        ---------

Plant, property and equipment, net                                  21,575           18,909           16,393
Other assets                                                        11,183           10,511            9,429
                                                                 ---------        ---------        ---------
                                                                 $ 252,761        $ 249,069        $ 221,288
                                                                 =========        =========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Loans payable to banks                                       $  19,441        $      --        $  31,439
    Current portion of long-term debt                                5,000           10,000            5,000
    Accounts payable                                                20,609           25,286           15,616
    Accrued liabilities                                             14,071           16,920           16,162
    Deferred and current taxes payable                               8,547           10,340            6,901
                                                                 ---------        ---------        ---------
       Total current liabilities                                    67,668           62,546           75,118
                                                                 ---------        ---------        ---------

Long-term debt                                                      35,000           35,000           40,000
Deferred and non-current foreign income taxes                        3,391            3,460            2,750
Other liabilities                                                    2,480            2,530            3,016

Shareholders' equity:
    Preferred Stock, $0.01 par value,
       5,000,000 shares authorized; no shares issued                    --               --               --
    Common Stock, $0.01 par value,
       20,000,000 shares authorized;  9,336,204, 9,317,007
       and 6,469,905 shares issued, respectively                        93               93               65
    Class A Common Stock, $0.01 par value,
       10,000,000 shares authorized; 3,555,486,
       3,556,793 and 4,849,440 shares
       issued and outstanding, respectively                             36               36               48
    Capital in excess of par value                                  64,521           64,475           34,450
    Retained earnings                                               86,085           86,194           70,802
    Accumulated other comprehensive income                          (6,385)          (5,137)          (4,833)
    Treasury Stock, 17,251  shares, at cost                           (128)            (128)            (128)
                                                                 ---------        ---------        ---------
                                                                   144,222          145,533          100,404
                                                                 ---------        ---------        ---------
                                                                 $ 252,761        $ 249,069        $ 221,288
                                                                 =========        =========        =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)


                                                 THREE MONTHS ENDED APRIL 30,
                                                   -----------------------
                                                     1998           1997
                                                   --------       --------
Net sales                                          $ 41,650       $ 34,918

Costs and expenses:
    Cost of sales                                    16,936         15,017
    Selling, general and administrative              23,510         19,333
                                                   --------       --------

Operating income                                      1,204            568

Net interest expense                                  1,012            915
                                                   --------       --------

Income(loss) before income taxes                        192           (347)


Provision for (benefit from) income taxes                44            (87)
                                                   --------       --------

Net income(loss)                                   $    148       ($   260)
                                                   ========       ========

Basic net income (loss) per share                  $   0.01       ($  0.02)
                                                   ========       ========

Diluted net income (loss) per share                $   0.01       ($  0.02)
                                                   ========       ========

Dividends declared per share                       $   0.02       $   0.02
                                                   ========       ========

Average shares outstanding                           12,873         11,302

Dilutive effect of stock options                        680            303
                                                   --------       --------

Average shares outstanding assuming dilution         13,553         11,605
                                                   ========       ========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                              THREE MONTHS ENDED APRIL 30,
                                                                ------------------------
                                                                  1998            1997
                                                                --------        --------
Cash flows from operating activities:
   Net income (loss)                                            $    148        ($   260)
   Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
      Depreciation and amortization                                1,102             816
      Deferred and non-current foreign income taxes                  (16)           (592)
      Provision for losses on accounts receivable                    207             218
      Changes in current assets and liabilities:
          Trade receivables                                        9,424          (1,268)
          Inventories                                            (12,365)        (10,038)
          Other current assets                                    (7,719)         (3,027)
          Accounts payable                                        (4,558)         (9,475)
          Accrued liabilities                                     (2,803)          2,885
          Deferred & current taxes payable                        (1,683)            345
      Increase in other non-current assets                          (656)         (1,673)
      Increase(decrease) in other non-current liabilities             31             (44)
                                                                --------        --------
   Net cash used in operating activities                         (18,888)        (22,113)
                                                                --------        --------

Cash flows used for investing activities:
   Capital expenditures                                           (3,626)         (1,021)
   Goodwill, trademarks and other intangibles                       (109)           (201)
                                                                --------        --------
   Net cash used in investing activities                          (3,735)         (1,222)
                                                                --------        --------

Cash flows from financing activities:
   Net proceeds from debt facilities                              14,441          23,943
   Principal payments under capital leases                           (75)            (51)
   Exercise of stock options                                          50              --
   Dividends paid                                                   (257)             --
                                                                --------        --------
   Net cash provided by financing activities                      14,159          23,892
                                                                --------        --------

Effect of exchange rate changes on cash                              (23)           (112)
                                                                --------        --------

Net (decrease) increase in cash                                   (8,487)            445

Cash at beginning of period                                       10,874           4,885
                                                                --------        --------

Cash at end of period                                           $  2,387        $  5,330
                                                                ========        ========





                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Movado Group, Inc. (the "Company") in a manner consistent with that used in the preparation of the financial statements included in the Company's fiscal 1998 Annual Report filed on Form 10-K. In the opinion of management, the accompanying financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the periods presented. These consolidated financial statements should be read in conjunction with the aforementioned annual report.


NOTE 1 - STOCK SPLITS

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


NOTE 2 - INVENTORIES

Inventories consist of the following (in thousands):

                                          APRIL 30,     JANUARY 31,    APRIL 30,
                                            1998           1998           1997
                                          --------       --------       --------
Finished goods                            $ 68,999       $ 61,960       $ 57,948
Work-in-process and component parts         41,026         36,223         37,689
                                          --------       --------       --------

                                          $110,025       $ 98,183       $ 95,637
                                          ========       ========       ========

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows (in thousands):

                                                      THREE MONTHS
                                                     ENDED APRIL 30,
                                                   -------------------

                                                    1998         1997
                                                   ------       ------
Cash paid during the period for:
  Interest                                         $1,572       $  378
  Income taxes                                      1,804          216

Non-cash investing and financing activities:
Dividend declared                                  $   --       $  229


NOTE 4  - COMPREHENSIVE INCOME

As of February 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, (SFAS 130), "Reporting Comprehensive Income". SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Under SFAS 130, foreign currency translation adjustments, which had been reported separately in shareholders' equity prior to adoption, are included in other comprehensive income. No provision has been made for taxes on foreign subsidiaries' undistributed earnings, including cumulative translation adjustments with respect to such foreign subsidiaries, because it is management's intention to permanently reinvest the earnings of foreign subsidiaries within the business of those companies. Amounts in prior year financial statements have been reclassified to conform to SFAS 130.

The components of comprehensive income for the three months ended April 30, 1998 and 1997 are as follows (in thousands):

                                                1998           1997
                                              -------        -------
Net income (loss)                             $   148        ($  260)
Foreign currency translation adjustment        (1,248)        (2,977)
                                              -------        -------

Comprehensive loss                            ($1,100)       ($3,237)
                                              =======        =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Statements included under Management's Discussion and Analysis of Financial Condition and Results of Operations, in this report, as well as statements in future filings by the Company with the Securities and Exchange Commission ("SEC"), in the Company's press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934. The Company cautions readers that forward looking statements include, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, plans for future operations, effective tax rates, margins, interest costs, and income, as well as assumptions relating to the foregoing. Forward looking statements are subject to certain risks and uncertainties, some of which cannot be predicted or quantified. Actual results and future events could differ materially from those indicated in the forward looking statements due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the SEC including, without limitation, the following: general economic and business conditions which may impact disposable income of consumers, competitive products and pricing, ability to enforce intellectual property rights, seasonality, availability of alternative sources of supply in the case of loss of any significant supplier, the Company's dependence on key officers, continued availability to the Company of financing and credit on favorable terms and success of hedging strategies in respect of currency exchange rate fluctuations.

RESULTS OF OPERATIONS

Three months ended April 30, 1998 compared to three months ended April 30, 1997.

Net Sales. Net sales increased 19.3% to $41.7 million from $34.9 million for the three months ended April 30, 1998 and April 30, 1997, respectively. The increase was attributable to a 17.0% increase in domestic sales and a 27.0% increase in international sales. The domestic sales increase was primarily due to a 17.4% increase in the Movado and ESQ brands as well as the initial shipments of the Coach watch line. The increase in domestic sales was partially offset by a decrease in sales of the Piaget brand. Piaget sales declines were primarily due to planned reductions in the distribution channels for the brand. The international sales increase was primarily due to a 42.1% increase in the Concord and Movado brands. International sales increases occurred primarily in the Far East and Middle East.

Gross Margins. Gross profit for the three months ended April 30, 1998 was $24.7 million (59.3% of net sales) as compared to $19.9 million (57.0% of net sales) for the comparable prior year period. The increase in gross margins as a percentage of sales reflects the initial launch of Coach, which has margins similar to the Company's other manufactured brands and a continued increase in the proportion of the Company's Concord, Movado and ESQ brands to total sales. The Company's margin also benefited from a decline in the value of the Swiss franc against the U.S. dollar which reduces the Company's production costs.

Operating Expenses. Operating expenses increased 21.6% for the three months ended April 30, 1998 to 56.4% of net sales from 55.4% of net sales for the comparable prior year period. The increase in operating expenses occurred primarily in advertising and selling expense categories. The increase in advertising and marketing expenses primarily relate to the introduction of the Coach watch line and the opening of the first two retail Movado Boutiques. Selling expenses included an increase in variable selling expenses commensurate with sales growth in both domestic and international business, as well as pre-opening expenses for the Movado Boutiques.

Interest Expenses. Net interest expense, which consists primarily of interest on the Company's 6.56% Senior Notes ("Senior Notes") and borrowings against its working capital and revolving lines of credit was $1.0 million for the three months ended April 30, 1998 as compared to $915,000 for the three months ended April 30, 1997. The higher interest expense is predominately due to the shift from foreign bank borrowings, which generally had lower interest rates, which reduced the Company's overall hedging costs. The higher interest expense was offset somewhat by lower average debt outstanding.

Income Taxes. The Company recorded a provision for income taxes of $44,000 for the three months ended April 30, 1998. Taxes were provided at a 23% effective rate which the Company believes will approximate the effective annual rate for fiscal 1999; however, there can be no assurance of this as it is dependent on a number of factors including: mix of foreign to domestic earnings, local statutory tax rates and the Company's ability to utilize loss carryforwards in certain jurisdictions. The 23% effective rate differs from the United States statutory rate due to the mix of earnings between the Company's U.S. and international operations, the most significant of which are located in Switzerland. The Company's international operations are generally subject to tax rates that are significantly lower than U.S. statutory rates. At April 30, 1997, the Company recorded a benefit from taxes of $87,000. Taxes were provided at a 25% effective rate at April 30, 1997.

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

The Company has met its liquidity needs primarily through funds from operations and bank borrowings under working capital lines of credit with its domestic banks. The Company's future requirements for capital will relate not only to working capital requirements for the expected continued growth of its existing brands, but also to fund new lines of business, including the Company's new Coach watch line which was launched Spring 1998 and the Movado Boutiques. In addition, the Company is required to make a $5 million sinking fund payment on February 1, 1999 in connection with its Senior Notes.

The Company's revolving credit and working capital lines with its domestic bank group provide for a three year $90.0 million unsecured revolving line of credit, pursuant to an Amended and Restated Credit Agreement, dated as of July 23, 1997, among the Company, the Chase Manhattan Bank, as agent, Fleet Bank N.A. as co-agent, and other banks signatory thereto ("Restated Bank Credit Agreement"), and a $31.6 million of uncommitted working capital lines of credit. At April 30, 1998, the Company had $24.4 million in outstanding balances under the Restated Bank Credit Agreement, $5.0 million of which is included in Long-term debt.

In March 1998, the Company's Board of Directors authorized the repurchase of 400,000 shares of the Company's Common Stock. The Company has not made any such repurchases to date.

As of April 30, 1998, the Company's debt to total capitalization ratio was 29.2% as compared to 23.6% at January 31, 1998 and 43.2% at April 30, 1997. The increase in the debt to total capitalization from January 31, 1998 is primarily due to an increase in loans payable to banks to fund the Company's working capital increase and capital expenditures. The decrease in the debt to total capitalization ratio from April 30, 1997 is predominantly due to the sale in a registered offering of an additional 1.5 million shares of common stock on October 21, 1997.

The Company's net working capital consisting primarily of trade receivables and inventories amounted to $152.3 million at April 30, 1998, $157.1 million at January 31, 1998 and $120.3 million at April 30, 1997. The decrease in working capital from January 31, 1998 is primarily the result of an increase in current liabilities, especially loans payable to banks, proceeds of which were used to purchase inventories and for capital expenditures. The increase in working capital from April 30, 1997 is primarily due to an increase in receivables and inventory due to growth in the Company's business.

Accounts receivable at April 30, 1998 were $82.6 million as compared to $92.4 million at January 31, 1998 and $76.1 million at April 30, 1997. The growth in accounts receivable from April 30, 1997 is primarily the result of growth in the Company's business. The decrease of accounts receivable from January 31, 1998 is primarily the result of collections of year-end receivables.

Inventories at April 30, 1998 were $110.0 million as compared to $98.2 million at January 31, 1998 and $95.6 million at April 30, 1997. The increase from January 31, 1998 and April 30, 1997 relates to the anticipation of the upcoming selling season, the Company's new Coach watch line and new product lines for the Movado Boutiques.

The Company's fiscal 1999 year-to-date capital expenditures approximate $3.6 million as of April 30, 1998 and $1.0 million as of April 30, 1997. Expenditures in fiscal 1999 primarily related to improvements in the Company's management and sales management information systems. The Company expects that its capital expenditures in fiscal 1999 will exceed the average levels experienced annually over the last three fiscal years due to planned continued improvements in management information systems, including retail information systems and expansion of its outlet store network as well as the introduction of the Movado Boutiques.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits

                  27.1 Restated Financial Data Schedule for the three months ended July 31, 1996, submitted to the Securities and Exchange Commission in electronic format.

                  27.2 Restated Financial Data Schedule for the three months ended October 31, 1996, submitted to the Securities and Exchange Commission in electronic format.

                  27.3 Restated Financial Data Schedule for the twelve months ended January 31, 1997, submitted to the Securities and Exchange Commission in electronic format.

                  27.4 Restated Financial Data Schedule for the three months ended April 30, 1997, submitted to the Securities and Exchange Commission in electronic format.

                  27.5 Restated Financial Data Schedule for the three months ended July 31, 1997, submitted to the Securities and Exchange Commission in electronic format.

                  27.6 Restated Financial Data Schedule for the three months ended October 31, 1997, submitted to the Securities and Exchange Commission in electronic format.

                  27.7 Financial Data Schedule for the three months ended April 30, 1998, submitted to the Securities and Exchange Commission in electronic format.


           (b)    Reports on Form 8-K

                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     MOVADO GROUP, INC.
                                                        (Registrant)

Dated:     June 12, 1998                 By:   /s/ Kenneth J. Adams
                                             -----------------------------------
                                               Kenneth J. Adams
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Chief Financial Officer)

Dated:     June 12, 1998                 By:   /s/ John J. Rooney
                                             -----------------------------------
                                               John J. Rooney
                                               Corporate Controller
                                               (Principal Accounting Officer)

                                  EXHIBIT INDEX

                 EXHIBIT
                 NUMBER                     Description


                  27.1 Restated Financial Data Schedule for the three months ended July 31, 1996, submitted to the Securities and Exchange Commission in electronic format.

                  27.2 Restated Financial Data Schedule for the three months ended October 31, 1996, submitted to the Securities and Exchange Commission in electronic format.

                  27.3 Restated Financial Data Schedule for the twelve months ended January 31, 1997, submitted to the Securities and Exchange Commission in electronic format.

                  27.4 Restated Financial Data Schedule for the three months ended April 30, 1997, submitted to the Securities and Exchange Commission in electronic format.

                  27.5 Restated Financial Data Schedule for the three months ended July 31, 1997, submitted to the Securities and Exchange Commission in electronic format.

                  27.6 Restated Financial Data Schedule for the three months ended October 31, 1997, submitted to the Securities and Exchange Commission in electronic format.

                  27.7 Financial Data Schedule for the three months ended April 30, 1998, submitted to the Securities and Exchange Commission in electronic format.