Form 10-Q
period 1998-07-31
MOVADO GROUP INC
filed 1998-09-14
CIK 72573

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998

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

     As of August 31, 1998 the Registrant had 3,533,529 shares of Class A Common Stock, par value $0.01 per share, outstanding and 9,387,361 shares of Common Stock, par value $0.01 per share, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               MOVADO GROUP, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                  JULY 31, 1998


                                                                                                            Page
                                                                                                            ----
Part I     Financial Information

           Item 1.          Consolidated Balance Sheets at July 31, 1998, January 31, 1998 and July
                            31, 1997                                                                          3

                            Consolidated Statements of Income for the six months
                            ended July 31, 1998 and 1997 and the three months
                            ended July 31, 1998 and 1997
                                                                                                              4

                            Consolidated Statements of Cash Flows for the six months ended July 31,
                            1998 and 1997                                                                     5

                            Notes to Consolidated Financial Statements                                        6

           Item 2.          Management's Discussion and Analysis of Financial Condition and Results of
                            Operations                                                                        7

Part II    Other Information

           Item 4.          Submission of Matters to a Vote of Security Holders                              12

           Item 6.          Exhibits and Reports on Form 8-K                                                 13

Signatures                                                                                                   14

Exhibit Index                                                                                                15

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (Unaudited)

                                                                    JULY 31,        JANUARY 31,        JULY 31,
                                                                      1998             1998             1997
                                                                    ---------        ---------        ---------
ASSETS

Current assets:
    Cash                                                            $   4,767        $  10,874        $   1,493
    Trade receivables, net                                             98,766           92,386           89,549
    Inventories                                                       118,885           98,183          105,819
    Other                                                              23,511           18,206           22,698
                                                                    ---------        ---------        ---------
       Total current assets                                           245,929          219,649          219,559
                                                                    ---------        ---------        ---------

Plant, property and equipment, net                                     22,546           18,909           16,738
Other assets                                                           11,658           10,511           10,005
                                                                    ---------        ---------        ---------

                                                                    $ 280,133        $ 249,069        $ 246,302
                                                                    =========        =========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Loans payable to banks                                          $  36,055           $   --        $  47,605
    Current portion of long-term debt                                   5,000           10,000            5,000
    Accounts payable                                                   27,039           25,286           21,822
    Accrued liabilities                                                13,349           16,920           18,543
    Deferred and current taxes payable                                  8,944           10,340            6,615
                                                                    ---------        ---------        ---------
       Total current liabilities                                       90,387           62,546           99,585
                                                                    ---------        ---------        ---------

Long-term debt                                                         35,000           35,000           40,000
Deferred and non-current foreign income taxes                           3,798            3,460            3,368
Other liabilities                                                       2,460            2,530            2,944

Shareholders' equity:
    Preferred Stock, $0.01 par value,
       5,000,000 shares authorized; no shares issued                       --               --               --
    Common Stock, $0.01 par value,
       20,000,000 shares authorized;  9,386,611, 9,317,007
       and 6,508,618, shares issued, respectively                          94               93               65
    Class A Common Stock, $0.01 par value,
       10,000,000 shares authorized; 3,533,529, 3,556,793 and
       4,810,495 shares issued and outstanding, respectively               35               36               48
    Capital in excess of par value                                     64,792           64,475           34,451
    Retained earnings                                                  89,213           86,194           72,934
    Accumulated other comprehensive income                             (5,521)          (5,137)          (6,965)
    Treasury Stock, 16,819, 17,251 and 17,251 shares                     (125)            (128)            (128)
           at cost,  respectively                                   ---------        ---------        ---------
                                                                      148,488          145,533          100,405
                                                                    ---------        ---------        ---------

                                                                    $ 280,133        $ 249,069        $ 246,302
                                                                    =========        =========        =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (Unaudited)


                                             SIX MONTHS ENDED JULY 31,    THREE MONTHS ENDED JULY 31,
                                             -------------------------    ---------------------------
                                                1998           1997           1998           1997
                                              --------       --------       --------       --------

Net sales                                     $110,584       $ 91,912       $ 68,934       $ 56,994

Costs and expenses:
    Cost of sales                               46,305         39,785         29,369         24,768
    Selling, general and administrative         57,173         47,050         33,663         27,717
                                              --------       --------       --------       --------

Operating income                                 7,106          5,077          5,902          4,509
                                              --------       --------       --------       --------

Net interest expense                             2,516          2,283          1,504          1,368
                                              --------       --------       --------       --------

Income before income taxes                       4,590          2,794          4,398          3,141

Provision for income taxes                       1,056            699          1,012            786
                                              --------       --------       --------       --------

Net income                                    $  3,534       $  2,095       $  3,386       $  2,355
                                              ========       ========       ========       ========


Basic net income per share                    $   0.27       $   0.19       $   0.26       $   0.21
                                              ========       ========       ========       ========

Diluted net income per share                  $   0.26       $   0.18       $   0.25       $   0.20
                                              ========       ========       ========       ========

Dividends declared per share                  $   0.04       $   0.04       $   0.02       $   0.02
                                              ========       ========       ========       ========

Average shares outstanding                      12,885         11,302         12,896         11,302

Dilutive effect of stock options                   676            386            704            458
                                              --------       --------       --------       --------

Average shares outstanding assuming
dilution                                        13,561         11,688         13,600         11,760
                                              ========       ========       ========       ========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                                           SIX MONTHS ENDED JULY 31,
                                                                           -------------------------
                                                                              1998            1997
                                                                            --------        --------
Cash flows from operating activities:
   Net income                                                               $  3,534        $  2,095
   Adjustments to  reconcile net income to net cash used in operating activities:
      Depreciation and amortization                                            1,810           1,989
      Deferred and non-current foreign income taxes                              681             117
      Provision for losses on accounts receivable                                491             221
      Changes in current assets and liabilities:
         Trade receivables                                                    (7,234)        (14,966)
         Inventories                                                         (21,174)        (21,259)
         Other current assets                                                 (5,838)         (8,585)
         Accounts payable                                                      2,514          (3,052)
         Accrued liabilities                                                  (3,511)          5,588
         Deferred and current taxes payable                                   (1,665)            197
      Increase in other non-current assets                                      (932)         (1,669)
      Increase(decrease) in other non-current liabilities                        105             (22)
                                                                            --------        --------
   Net cash used in operating activities                                     (31,219)        (39,346)
                                                                            --------        --------

Cash flows used for investing activities:
   Capital expenditures                                                       (5,140)         (2,586)
   Goodwill, trademarks and other intangibles                                   (374)           (800)
                                                                            --------        --------
   Net cash used in investing activities                                      (5,514)         (3,386)
                                                                            --------        --------

Cash flows from financing activities:
   Net proceeds from debt facilities                                          31,055          40,056
   Principal payments under capital leases                                      (166)           (135)
   Exercise of stock options                                                     310              --
   Dividends paid                                                               (515)           (455)
                                                                            --------        --------
   Net cash provided by financing activities                                  30,684          39,466
                                                                            --------        --------

Effect of exchange rate changes on cash                                          (58)           (126)
                                                                            --------        --------

Net decrease in cash                                                          (6,107)         (3,392)

Cash at beginning of period                                                   10,874           4,885
                                                                            --------        --------

Cash at end of period                                                       $  4,767        $  1,493
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


NOTE 1 - INVENTORIES

Inventories consist of the following (in thousands):

                                          JULY 31,      JANUARY 31,     JULY 31,
                                            1998           1998           1997
                                          --------       --------       --------

Finished goods                            $ 73,888       $ 61,960       $ 66,678
Work-in-process and component parts         44,997         36,223         39,141
                                          --------       --------       --------

                                          $118,885       $ 98,183       $105,819
                                          ========       ========       ========


NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows (in thousands):

                                          SIX MONTHS
                                         ENDED JULY 31,
                                       --------------------
                                         1998         1997
                                       ------       ------
Cash paid during the period for:
  Interest                             $3,241       $2,539
  Income taxes                          2,164          505


NOTE 3 -  COMPREHENSIVE INCOME

As of February 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, (SFAS 130), "Reporting Comprehensive Income". SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Under SFAS 130, foreign currency translation adjustments, which had been reported separately in shareholders' equity prior to adoption, are included in other comprehensive income. No provision has been made for taxes on foreign subsidiaries' undistributed earnings, because it is management's intention to permanently reinvest the earnings of foreign subsidiaries within the business of those companies. Amounts in prior year financial statements have been reclassified to conform to SFAS 130.

The components of comprehensive income (loss) are as follows (in thousands):

                                            SIX MONTHS ENDED JULY 31,    THREE MONTHS ENDED JULY 31,
                                               1998           1997           1998          1997
                                              -------        -------        -------       -------
Net income                                    $ 3,534        $ 2,095        $ 3,386       $ 2,355

Foreign currency translation adjustment          (384)        (5,109)           864        (2,132)
                                              -------        -------        -------       -------

Comprehensive income/(loss)                   $ 3,150        $(3,014)       $ 4,250       $   223
                                              =======        =======        =======       =======


NOTE 4 - SUBSEQUENT EVENT

On August 3, 1998, the Company began to repurchase its common stock under its Corporate Repurchase Program. Through September 3, 1998 the Company has repurchased approximately 80,000 shares at an average cost of $20.11 per share.


NOTE 5 - ACCOUNTING  PRONOUNCEMENT

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) in June 1998. SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting practices for hedge instruments. SFAS 133 is required for the fiscal years beginning after June 15, 1999. Management of the Company is currently analyzing the effect SFAS 133 will have on the Company's statement of position and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

FORWARD LOOKING  STATEMENTS

Statements included under Management's Discussion and Analysis of Financial Condition and Results of Operations, in this report, as well as statements in future filings by the Company with the Securities and Exchange Commission ("SEC"), in the Company's press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934. The Company cautions readers that forward looking statements include, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, plans for future operations, effective tax rates, margins, interest costs, and income, as well as assumptions relating to the foregoing. Forward looking statements are subject to certain risks and uncertainties, some of which cannot be predicted or quantified. Actual results and future events could differ materially from those indicated in the forward looking statements due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the SEC including, without limitation, the following: general economic and business conditions which may impact disposable income of consumers, competitive products and pricing, ability to enforce intellectual property rights, seasonality, availability of alternative sources of supply in the case of loss of any significant supplier, the Company's dependence on key officers, continued availability to the Company of financing and credit on favorable terms, and success of hedging strategies in respect of currency exchange rate fluctuations.

Six months ended July 31, 1998 compared to six months ended July 31, 1997.

Net Sales. Net sales increased 20.3% to $110.6 million from $91.9 million for the six months ended July 31, 1998 and July 31, 1997, respectively. The increase was attributable to a 20.8% increase in domestic sales and a 18.4% increase in international sales. The domestic sales increase was primarily due to a 15.5% increase in the Concord, Movado and ESQ brands, initial shipments of the new Coach watch line and a 25.2% increase in retail operations primarily from the opening of two Movado Boutiques in fiscal 1999. The increase in international sales is attributable to a 30% increase in the Concord and Movado brands. International sales increases primarily occurred in the Caribbean, Middle East and Far East.

Gross Margins. The Company's gross margin for the six months ended July 31, 1998 was $64.3 million (58.1% of net sales) as compared to $52.1 million (56.7% of net sales) for the comparable prior year period. The increase in gross margin as a percentage of sales relates to the continued increase in the proportion of the Company's manufactured brands - Concord, Movado and ESQ, as well as the initial launch of the Coach watch line, which has margins similar to the Company's other manufactured brands. The Company's margin also benefited from a decline in the value of the Swiss franc against the U.S.
dollar which reduces the Company's production costs.

Operating Expenses. Operating expenses increased for the six months ended July 31, 1998 to 51.7% of net sales from 51.2% of net sales for the comparable prior year period. The increase in operating expenses occurred primarily in advertising, selling and general and administrative expense categories. The increase in advertising and marketing expenses primarily relates to the introduction of the Coach watch line and the opening of the first two Movado Boutiques. The increase in selling expenses is primarily attributable to selling costs related to the Coach watch line and expenses for the Movado Boutiques. The increase in general and administrative expenses primarily relates to increases in information systems costs.

Interest Expense. Net interest expense, which consists primarily of interest on the Company's 6.56% Senior Notes ("Senior Notes") and borrowings against its working capital and revolving lines of credit, was $2.5 million for the six months ended July 31, 1998 as compared to $2.3 million for the comparable prior year period. The higher interest expense is mainly due to increased average interest rates offset in part by reduced average borrowings under the Senior Notes and other credit facilities. Average interest rates in fiscal 1998 were lower due to favorable terms with local Swiss banks. The average interest rate has been adversely affected by the shift to U.S. borrowings at higher rates, offset by lower hedging costs of these funds.

Income Taxes. The Company recorded a provision for taxes of $1.1 million for the six months ended July 31, 1998. Taxes were provided at a 23% effective rate which the Company believes will approximate the effective annual rate for fiscal 1999; however, there can be no assurance of this as it is dependent on a number of factors including: mix of foreign to domestic earnings, local statutory tax rates and utilization of net operating losses. The 23% effective rate differs from the United States statutory rate due to the mix of earnings between the Company's U.S. and international operations, the most significant of which are located in Switzerland. The Company's international operations are generally subject to tax rates that are significantly lower than U.S. statutory rates. At July 31, 1997, the Company recorded a provision for income taxes of $699,000. Taxes were provided at a 25% effective rate at July 31, 1997.

Three months ended July 31, 1998 compared to three months ended July 31, 1997.

Net Sales. Net sales increased 20.9% to $68.9 million from $57.0 million for the three months ended July 31, 1998 and July 31, 1997, respectively. The increase was attributable to a 23.1% increase in domestic sales and a 12.5% increase in international sales. The domestic sales increase was primarily due to increases in the Concord, and Movado brands, initial shipments of the new Coach watch line and a 32.9% increase in retail operations which is primarily attributable to the opening of two Movado Boutiques in fiscal 1999.

Gross Margins. The Company's gross margin for the three months ended July 31, 1998 was $39.6 million (57.4% of net sales) as compared to $32.2 million (56.5% of net sales) for the comparable prior year period. The increase in gross margin as a percentage of sales relates to the continued increase in the proportion of the Company's manufactured brands - Concord and Movado, as well as the initial launch of the Coach watch line, which has margins similar to the Company's other manufactured brands. The Company's margin also benefited from a decline in the value of the Swiss franc against the U.S. dollar which reduces the Company's production costs.

Operating Expenses. Operating expenses increased 21.5% for the three months ended July 31, 1998 to 48.8% of net sales from 48.6% of net sales for the comparable prior year period. The increase in operating expenses occurred primarily in advertising, selling and general and administrative expense categories. The increase in advertising and marketing expenses primarily relates to the introduction of the Coach watch line and the opening of the first two Movado Boutiques. The increase in selling expenses is primarily attributable to selling costs related to the Coach watch line and expenses for the Movado Boutiques. The increase in general and administrative expenses primarily relates to increases in information systems costs.

Interest Expense. Net interest expense, which consists primarily of interest on the Company's 6.56% Senior Notes and borrowings against its working capital and revolving lines of credit, was $1.5 million and $1.4 million for the three months ended July 31, 1998 and 1997, respectively. The higher interest expense is predominantly due to increased average interest rates offset in part by reduced average borrowings under the Senior Notes and other credit facilities. Average interest rates in fiscal 1998 were lower due to favorable terms with local Swiss banks. The average interest rate has been adversely affected by the shift to U.S. borrowings at higher rates, offset by lower hedging costs of these funds.

Income Taxes. The Company recorded a provision for income taxes of $1.0 million for three months ended July 31, 1998. Taxes were provided at a 23% effective rate which the Company believes will approximate the effective annual rate for fiscal 1999; however, there can be no assurance of this as it is dependent on a number of factors including: mix of foreign to domestic earnings, local statutory tax rates and utilization of net operating losses. The 23% effective rate differs from the United States statutory rate due to the mix of earnings between the Company's U.S. and international operations, the most significant of which are located in Switzerland. The Company's international operations are generally subject to tax rates that are significantly lower than U.S. statutory rates. At July 31, 1997, the Company recorded a provision for income taxes of $786,000. Taxes were provided at 25% effective tax rate.

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

The Company has met its liquidity needs primarily through funds from operations and bank borrowings under working capital lines of credit with its domestic banks. The Company expects that its future requirements for capital will relate not only to working capital requirements for the expected continued growth of its existing brands, but also funding new lines of business including the Company's new Coach watch line which was launched in Spring 1998 and the Movado Boutiques. In addition, the Company is required to make a $5 million sinking fund payment on February 1, 1999 in connection with its Senior Notes.

The Company's revolving credit and working capital lines with its domestic bank group provide for a three year $90.0 million unsecured revolving line of credit, pursuant to an Amended and Restated Credit Agreement, dated as of July 23, 1997, among the Company, the Chase Manhattan Bank, as agent, Fleet Bank N.A. as co-agent, and other banks signatory thereto ("Restated Bank Credit Agreement"), and $31.6 million of uncommitted working capital lines of credit. The Restated Bank Credit Agreement contains certain financial covenants and limits the amount of additional debt outstanding to $20 million. At July 31, 1998, the Company had $41.1 million in outstanding balances under the Restated Bank Credit Agreement, $5.0 million of which is included in Long-term debt.

In March 1998, the Company's Board of Directors authorized the repurchase of 400,000 shares of the Company's Common Stock. As of July 31, 1998, no shares were repurchased under this program.

The Company's debt to total capitalization ratio was 33.9% at July 31, 1998, as compared to 23.6% at January 31, 1998 and 48.0% at July 31, 1997. The increase in the debt to total capitalization from January 31, 1998 is primarily due to an increase in loans payable to banks to fund the Company's working capital increase and capital expenditures. The decrease in the debt to total capitalization ratio from July 31, 1997 is predominately due to the sale in a registered offering of an additional 1.5 million shares of common stock on October 21, 1997.

The Company's net working capital, consisting primarily of trade receivables and inventories, amounted to $155.5 million at July 31, 1998, $157.1 million at January 31, 1998 and $120.0 million at July 31, 1997. The decrease in working capital from January 31, 1998 is primarily the result of an increase in liabilities, especially loans payable to banks, proceeds of which were used to purchase inventories which increased in anticipation of the upcoming selling season. The increase in the working capital from July 31, 1997 is primarily the result of a decrease in loans payable to banks.

Accounts receivable at July 31, 1998 were $98.8 million as compared to $92.4 million at January 31, 1998 and $89.5 million at July 31, 1997. The increase in the receivables was primarily the result of growth in the Company's business.

Inventories at July 31, 1998 were $118.9 million as compared to $98.2 million at January 31, 1998 and $105.8 million at July 31, 1997. The increase in inventories from January 31, 1998 and July 31, 1997 primarily relates to the anticipation of the upcoming selling season, the Company's new Coach watch line and new product lines for the Movado Boutiques.

The Company's fiscal 1999 year-to-date capital expenditures approximated $5.1 million as of July 31, 1998 and $2.6 million as of July 31, 1997. Expenditures in fiscal 1999 primarily related to improvements in the Company's management and sales management information systems. The Company expects that its capital expenditures in fiscal 1999 will exceed the average levels experienced annually over the last three fiscal years due to planned continued improvements in management information systems, including retail information systems and expansion of its outlet store network as well as the introduction of the Movado Boutiques.

Year 2000

The Company is actively addressing its information technology infrastructure, including hardware and software to ensure Year 2000 compliance in all areas of operations including relationships with vendors and customers. The Company is implementing a new computer system which is designed to be Year 2000 compliant. The Company does not expect that costs associated with Year 2000 issues will have material adverse impact on the Company's consolidated financial position or results or operations, unless the Company or third parties upon which it relies are unable to address these issues in a timely manner. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant Year 2000 issues in a timely manner.

                           PART II - OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On June 11, 1998 the Company held its annual meeting of shareholders at the offices of Simpson, Thacher & Bartlett located at 425 Lexington Avenue, New York, New York.

           The following matters were voted upon at the meeting:

              (i) The election of the following directors, constituting the entire board of directors:

                  Margaret Hayes Adame
                  Michael Bush
                  Efraim Grinberg
                  Gedalio Grinberg
                  Alan H. Howard
                  Donald Oresman
                  Leonard L. Silverstein


            (ii) A proposal to ratify the selection of PricewaterhouseCoopers, LLP as the Company's independent public accountants for the fiscal year ending January 31, 1999; and

           (iii) Approval of an amendment to the Company's 1996 Stock Incentive Plan to increase the number of shares of common stock available for issuance thereunder and to modify certain other terms thereof.

           With respect to the above referenced proposals that were voted on at the annual shareholders meeting, the following votes were tabulated. There were no broker nonvotes.

           Proposal (i) on election of directors:

                Nominee                                                           For          Against/Withheld      Abstain
                -------                                                           ---          ----------------      -------
Margaret Hayes Adame ...................................................       28,388,442           67,287               --
Michael Bush ...........................................................       28,850,280           67,287           38,162
Efraim Grinberg ........................................................       28,850,280           67,287           38,162
Gedalio Grinberg .......................................................       28,850,280           67,287           38,162
Alan H. Howard .........................................................       28,850,280           67,287           38,162
Donald Oresman .........................................................       28,850,280           67,287           38,162
Leonard L. Silverstein .................................................       28,850,280           67,287           38,162
Proposal (ii)  on ratification of appointment of accountants ...........       28,953,531              196            2,002
Proposal (iii)  on approval of amendment to Stock Incentive Plan........       27,949,240          983,802           22,687

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

10.1 Lease dated August 5,1998 between Grand Canal Shops Mall Construction, LLC, as landlord and Movado Retail Group, Inc., as tenant for premises at Grand Canal Shops, Clark County, Nevada.

27.1 Financial Data Schedule for the six months ended July 31, 1998, submitted to the Securities and Exchange Commission in electronic format.


27.2 Restated Financial Data Schedule for the six months ended July 31, 1997, submitted to the Securities and Exchange
         Commission in electronic format.

27.3 Restated Financial Data Schedule for the nine months ended October 31, 1997, submitted to the Securities and Exchange Commission in electronic format.

27.4 Restated Financial Data Schedule for the six months ended July 31, 1996, submitted to the Securities and Exchange
         Commission in electronic format.

27.5 Restated Financial Data Schedule for the nine months ended October 31, 1996, submitted to the Securities and Exchange Commission in electronic format.

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 MOVADO GROUP, INC.
                                                    (Registrant)

Dated: September  14, 1998                 By:  /s/ Kenneth J. Adams
                                                --------------------------------
                                                Kenneth J. Adams
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Chief Financial Officer)

Dated: September 14, 1998                  By:  /s/ John J. Rooney
                                                --------------------------------
                                                John J. Rooney
                                                Corporate Controller
                                                (Principal Accounting Officer)

                                  EXHIBIT INDEX

       EXHIBIT
        NUMBER                      DESCRIPTION
       -------                      -----------

         10.1     Lease dated August 5,1998 between Grand Canal Shops Mall
                  Construction, LLC, as landlord and Movado Retail Group, Inc., as tenant for premises at Grand Canal Shops, Clark County, Nevada.

         27.1     Financial Data Schedule for the six months ended July 31,
                  1998, submitted to the Securities and Exchange Commission in electronic format.

         27.2     Restated Financial Data Schedule for the six months ended
                  July 31, 1997, submitted to the Securities and Exchange
                  Commission in electronic format.

         27.3     Restated Financial Data Schedule for the nine months ended
                  October 31, 1997, submitted to the Securities and Exchange
                  Commission in electronic format.

         27.4     Restated Financial Data Schedule for the six months ended
                  July 31, 1996, submitted to the Securities and Exchange
                  Commission in electronic format.

         27.5     Restated Financial Data Schedule for the nine months ended
                  October 31, 1996, submitted to the Securities and Exchange
                  Commission in electronic format.