Form 10-Q
period 1998-10-31
MOVADO GROUP INC
filed 1998-12-15
CIK 72573

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998

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

     As of December 1, 1998 the Registrant had 3,533,529 shares of Class A Common Stock, par value $0.01 per share, outstanding and 9,389,423 shares of Common Stock, par value $0.01 per share, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               MOVADO GROUP, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                OCTOBER 31, 1998

                                                                            Page
                                                                            ----
Part I     Financial Information

           Item 1.     Consolidated Balance Sheets at October 31, 1998,
                       January 31, 1998 and October 31, 1997                  3

                       Consolidated Statements of Income for the nine
                       months ended October 31, 1998 and 1997 and the
                       three months ended October 31, 1998 and 1997           4

                       Consolidated Statements of Cash Flows for the
                       nine months ended October 31, 1998 and 1997            5

                       Notes to Consolidated Financial Statements             6

           Item 2.     Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                    7

Part II    Other Information

           Item 6.     Exhibits and Reports on Form 8-K                      14

Signatures                                                                   15

Exhibit Index                                                                16

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                  (Unaudited)

                                                                    OCTOBER 31,     JANUARY 31,     OCTOBER 31,
                                                                       1998            1998            1997
                                                                    -----------     -----------     -----------
ASSETS

Current assets:
    Cash                                                                $5,469         $10,874          $2,882
    Trade receivables, net                                             138,076          92,386         125,670
    Inventories                                                        121,551          98,183         103,574
    Other                                                               20,749          18,206          16,184
                                                                    ----------      ----------      ----------
       Total current assets                                            285,845         219,649         248,310
                                                                    ----------      ----------      ----------
Plant, property and equipment, net                                      23,451          18,909          17,358
Other assets                                                            11,460          10,511          10,331
                                                                    ----------      ----------      ----------
                                                                      $320,756        $249,069        $275,999
                                                                    ==========      ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Loans payable to banks                                             $53,611             $ -         $35,386
    Current portion of long-term debt                                    5,000          10,000           5,000
    Accounts payable                                                    15,733          25,286          14,226
    Accrued liabilities                                                 26,021          16,920          19,353
    Deferred and current taxes payable                                   9,560          10,340           8,572
                                                                    ----------      ----------      ----------
       Total current liabilities                                       109,925          62,546          82,537
                                                                    ----------      ----------      ----------


Long-term debt                                                          35,000          35,000          40,000
Deferred and non-current foreign income taxes                            5,950           3,460           5,311
Other liabilities                                                        1,863           2,530           2,861

Shareholders' equity:
    Preferred Stock, $0.01 par value,
       5,000,000 shares authorized; no shares issued                         -               -               -
    Common Stock, $0.01 par value,
       20,000,000 shares authorized;  9,389,236, 9,317,007 and
       9,259,902,  shares issued, respectively                              94              93              93
    Class A Common Stock, $0.01 par value,
       10,000,000 shares authorized; 3,533,529, 3,556,793 and
       3,572,460, shares issued and outstanding, respectively               35              36              36
    Capital in excess of par value                                      64,872          64,475          64,039
    Retained earnings                                                  100,965          86,194          82,011
    Accumulated other comprehensive income                               4,497          (5,137)           (761)
    Treasury stock, 137,319, 17,251 and 17,251 shares, at cost          (2,445)           (128)           (128)
                                                                    ----------      ----------      ----------
                                                                       168,018         145,533         145,290
                                                                    ----------      ----------      ----------
                                                                      $320,756        $249,069        $275,999
                                                                    ==========      ==========      ==========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                  (Unaudited)


                                                      NINE MONTHS              THREE MONTHS
                                                   ENDED OCTOBER 31,         ENDED OCTOBER 31,
                                                ---------------------      ---------------------
                                                  1998         1997          1998         1997
                                                --------     --------      --------     --------
Net sales                                       $208,039     $176,447       $97,455      $84,536

Costs and expenses:
    Cost of sales                                 86,272       75,223        39,967       35,438
    Selling, general and administrative           97,633       82,448        40,460       35,398
                                                --------     --------      --------     --------
Operating income                                  24,134       18,776        17,028       13,700
                                                --------     --------      --------     --------
Net interest expense                               3,951        3,968         1,435        1,685
                                                --------     --------      --------     --------
Income before income taxes                        20,183       14,808        15,593       12,015

Provision for income taxes                         4,642        3,406         3,586        2,707
                                                --------     --------      --------     --------
Net income                                       $15,541      $11,402       $12,007       $9,308
                                                ========     ========      ========     ========
Basic net income per share                         $1.21       $ 1.00         $0.94       $ 0.81
                                                ========     ========      ========     ========
Diluted net income per share                       $1.17        $0.96         $0.91        $0.77
                                                ========     ========      ========     ========
Dividends declared per share                       $0.06        $0.05         $0.02        $0.02
                                                ========     ========      ========     ========
Average shares outstanding                        12,860       11,365        12,813       11,490

Dilutive effect of stock options                     422          481           337          599
                                                --------     --------      --------     --------
Average shares outstanding assuming dilution      13,282       11,846        13,150       12,089
                                                ========     ========      ========     ========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)


                                                                  NINE MONTHS ENDED OCTOBER 31,
                                                                  -----------------------------
                                                                     1998               1997
                                                                  ---------           --------
Cash flows from operating activities:
   Net income                                                       $15,541            $11,402
   Adjustments to  reconcile net income to net cash
   used in operating activities:
      Depreciation and amortization                                   2,929              2,943
      Deferred and non-current foreign income taxes                   2,018              1,721
      Provision for losses on accounts receivable                       812                628
      Changes in current assets and liabilities:
         Trade receivables                                          (45,430)           (50,540)
         Inventories                                                (21,987)           (15,901)
         Other current assets                                         3,221              1,726
         Accounts payable                                            (9,661)           (11,164)
         Accrued liabilities                                          9,032              6,043
         Deferred and current taxes payable                            (971)             1,779
      Increase in other non-current assets                             (854)            (1,298)
      Increase(decrease) in other non-current liabilities                55                (54)
                                                                   --------           --------
   Net cash used in operating activities                            (45,295)           (52,715)
                                                                   --------           --------
Cash flows used for investing activities:
   Capital expenditures                                              (7,248)            (4,764)
   Goodwill, trademarks and other intangibles                          (862)              (978)
                                                                   --------           --------
   Net cash used in investing activities                             (8,110)            (5,742)
                                                                   --------           --------
Cash flows from financing activities:
   Proceeds from issuance of common stock,
      net of underwriting discounts and offering expenses                 -             29,499
   Sale of subsidiary                                                 2,416                  -
   Net proceeds from debt facilities                                 48,611             27,838
   Principal payments under capital leases                             (276)              (221)
   Exercise of stock options                                            340                104
   Dividends paid                                                      (770)              (682)
   Purchase of treasury stock                                        (2,320)                 -
                                                                   --------           --------
   Net cash provided by financing activities                         48,001             56,538
                                                                   --------           --------
Effect of exchange rate changes on cash                                  (1)               (84)
                                                                   --------           --------
Net decrease in cash                                                 (5,405)            (2,003)
Cash at beginning of period                                          10,874              4,885
                                                                   --------           --------
Cash at end of period                                                $5,469             $2,882
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

NOTE 1 - INVENTORIES

Inventories consist of the following (in thousands):

                                            OCTOBER 31,   JANUARY 31,     OCTOBER 31,
                                               1998           1998            1997
                                            -----------   -----------     -----------
Finished goods                                  $76,923       $61,960         $62,110
Work-in-process and component parts              44,628        36,223          41,464
                                            -----------   -----------     -----------

                                               $121,551       $98,183        $103,574
                                            ===========   ===========     ===========


NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows (in thousands):

                                                    NINE MONTHS
                                                 ENDED OCTOBER 31,
                                                ------------------

                                               1998           1997
                                               ----           ----
Cash paid during the period for:
  Interest                                    $4,125         $3,400
  Income taxes                                 3,782             92


NOTE 3 - COMPREHENSIVE INCOME

As of February 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, (SFAS 130), "Reporting Comprehensive Income". SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Under SFAS 130, foreign currency translation adjustments, which had been reported separately in shareholders' equity prior to adoption are included in other comprehensive income. No provision has been made for taxes on foreign subsidiaries' undistributed earnings, because it is management's intention to permanently reinvest the earnings of foreign subsidiaries within the business of those companies. Amounts in prior year financial statements have been reclassified to conform to SFAS 130.

The components of comprehensive income are as follows (in thousands):

                                                 NINE MONTHS               THREE MONTHS
                                               ENDED OCTOBER 31,         ENDED OCTOBER 31,
                                            ----------------------    ---------------------
                                              1998         1997        1998         1997
                                            -------      -------      -------     --------
Net income                                  $15,541      $11,402      $12,007      $ 9,308
Foreign currency translation adjustment       9,634        1,095       10,018        6,204
                                            -------      -------      -------      -------
Comprehensive income
                                            $25,175      $12,497      $22,025      $15,512
                                            =======      =======      =======      =======


NOTE 4 - SUBSEQUENT EVENT

On November 30, 1998, the Company signed a shelf debt agreement which allows the Company, over the next two years, to offer up to $50 million of notes with maturities up to 12 years from the bring down date. On December 1, 1998, the Company brought down $25 million of 6.90% Series A Notes maturing on October
30, 2010 which are subject to annual payments of $5.0 million commencing October 31, 2006.

NOTE 5 - ACCOUNTING PRONOUNCEMENT

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) in June 1998. SFAS 133 requires all derivatives be recorded on the balance sheet at fair value and establishes new accounting practices for hedge instruments. SFAS 133 is required for the fiscal years beginning after June 15, 1999. Management of the Company is currently analyzing the effect SFAS 133 will have on the Company's statement of position and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Statements included under Management's Discussion and Analysis of Financial Condition and Results of Operations, in this report, as well as statements in future filings by the Company with the Securities and Exchange Commission ("SEC"), in the Company's press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934. The Company cautions readers that forward looking statements include, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, plans for future operations, effective tax rates, margins, interest costs, and income, as well as assumptions relating to the foregoing. Forward looking statements are subject to certain risks and uncertainties, some of which cannot be predicted or quantified. Actual results and future events could differ materially from those indicated in the forward looking statements due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the SEC including, without limitation, the following: general economic and business conditions which may impact disposable income of consumers, competitive products and pricing, ability to enforce intellectual property rights, seasonality, availability of alternative sources of supply in the case of loss of any significant supplier, the Company's dependence on key officers, continued availability to the Company of financing and credit on favorable terms, success of hedging strategies in respect of currency exchange rate fluctuations and the ability of the Company and the ability of the Company's customers, vendors and other third parties to adequately address issues related to the Year 2000.

Nine months ended October 31, 1998 compared to nine months ended October 31, 1997.

Net Sales. Net sales increased 17.9% to $208.0 million from $176.4 million for the nine months ended October 31, 1998 and October 31, 1997, respectively. The increase in net sales is primarily attributable to a 26.5% increase in the Company's manufactured brands - Movado, Concord, ESQ and Coach. The increase in net sales was partially offset by a decrease in the Company's distributed brands
- Piaget and Corum. Both domestic and international sales increased 17.9%. The domestic sales increase is predominantly due to a 13.5% increase in the Concord, Movado and ESQ brands, initial shipments of the Coach watch line and an increase in retail operations primarily from the opening of two Movado Boutiques and retail outlets that have been opened for less than one year. The increase in international sales is predominantly due to an increase in the Movado brand as well as initial shipments of the Coach watch line. International sales increases primarily occurred in the Caribbean, Europe and the Far East markets.

Gross Margins. Gross profit for the nine months ended October 31, 1998 was $121.8 million (58.5% of net sales) as compared to $101.2 million (57.4% of net sales) for the comparable prior year period. The increase in gross margin as a percentage of sales relates to the continued increase in sales of the Company's manufactured brands - Concord, Movado and ESQ as a proportion of total sales as well as the initial launch of the Coach watch line, which has margins similar to the Company's other manufactured brands. The Company's margin also benefited from a decline in the value of the Swiss franc against the U.S. dollar which reduces the Company's production costs.

Operating Expenses. Operating expenses increased 18.4% for the nine months ended October 31, 1998 to 46.9% of net sales from 46.7% of net sales for the comparable prior year period. The increase in operating expenses occurred primarily in the advertising, selling and general and administrative expense
categories.   The increase in advertising expenses primarily relates to the introduction of the Coach watch line which was launched Spring 1998 and the opening of two Movado Boutiques in fiscal 1999. The increase in selling expenses is predominately attributable to the introduction of the Coach watch line, the opening of two Movado Boutiques and increases in sales volume in the Concord, Movado and ESQ brands. The increase in general and administrative expenses primarily relates to higher information systems costs as a result of improvements in the information systems infrastructure and employee benefit costs as a result of increased headcount.

Interest Expense. Net interest expense, which consisted primarily of interest on the Company's 6.56% Senior Notes ("Senior Notes") and borrowings against the working capital and revolving lines of credit, was $4.0 million for the nine months ended October 31, 1998 and 1997. Interest expense was flat due to reduced average borrowings under the Senior Notes offset by increases in interest expense on the working and revolving capital lines. Average interest rates in fiscal 1999 have been affected by favorable rates under the Company's revolving line of credit.

Income Taxes. The Company recorded a provision for income taxes of $4.6 million for the nine months ended October 31, 1998 as compared to a provision of $3.4 million for the comparable prior year period. Taxes were provided at a 23% effective rate which the Company believes will approximate the effective annual rate for fiscal 1999; however, there can be no assurance of this as it is dependent on a number of factors including: mix of foreign to domestic earnings, local statutory tax rates and utilization of net operating losses. The 23% effective rate differs from the United States statutory rate due to the mix of earnings between the Company's U.S. and international operations, the most significant of which are located in Switzerland. The Company's international operations are generally subject to tax rates that are significantly lower than U.S. statutory rates.

Three months ended October 31, 1998 compared to three months ended October 31, 1997.

Net Sales. Net sales increased 15.3% to $97.5 million from $84.5 million for the three months ended October 31, 1998 and October 31, 1997, respectively. The increase in net sales is primarily attributable to a 25.0% increase in the Company's manufactured brands - Concord, Movado, ESQ and Coach. The increase in net sales was partially offset by a decrease in the Company's distributed brands
- Piaget and Corum. Domestic and international sales increased 14.8% and 17.4%, respectively. The domestic sales increase is predominantly due to an 11.6% increase in the Movado, Concord and ESQ brands, initial shipments of the Coach watch line and an increase in retail operations primarily from the opening of two Movado Boutiques and retail outlets that have been open for less than one year. The increase in international sales is predominantly due to an increase in the Movado brand as well as initial shipments of the Coach watch line. International sales increases primarily occurred in the Caribbean, Europe and Far East markets.

Gross Margins. Gross profit for the three months ended October 31, 1998 was $57.5 million (59.0% of net sales) as compared to $49.1 million (58.1% of net sales) for the comparable prior year period. The increase in gross margin as a percentage of sales relates to the continued increase in sales of the Company's manufactured brands -- Concord, Movado and ESQ, as a proportion of total sales as well as the initial launch of the Coach watch line, which has margins similar to the Company's other manufactured brands. The Company's margin also benefited from a decline in the value of the Swiss franc against the U.S. dollar which reduces the Company's production costs.

Operating Expenses. Operating expenses increased 14.3% for the three months ended October 31, 1998 to 41.5% of net sales from 41.9% of net sales for the
comparable prior year period.   The increase in operating expenses occurred
primarily in the advertising, selling and general and administrative expense categories. The increase in advertising expenses primarily relates to the Coach watch line which was launched Spring 1998, and the opening of two Movado Boutiques in fiscal 1999. The increase in selling expenses is predominantly attributable to the introduction of the Coach watch line, the opening of two Movado Boutiques and increases in sales volume in the Concord,

Movado and ESQ brands. The increase in general and administrative expenses primarily relates to higher information systems costs as a result of improvements in information systems infrastructure and employee benefit costs as a result of increased headcount.

Interest Expense. Net interest expense, which consisted primarily of interest on the Company's Senior Notes and borrowings against its working capital and revolving lines of credit, was $1.4 million and $1.7 million for the three months ended October 31, 1998 and 1997, respectively. The lower interest expense was predominantly due to reduced average borrowings under the Senior Notes offset by increases in interest expense on the working and revolving capital lines. Average interest rates in fiscal 1999 have affected by favorable rates under the Company's revolving line of credit.

Income Taxes. The Company recorded a provision for income taxes of $3.6 million for the three months ended October 31, 1998 as compared to a provision of $2.7 million for the comparable prior year period. For the current year, taxes were provided at a 23% annual effective rate which the Company believes will approximate the effective annual rate for fiscal 1999; however, there can be no assurance of this as it is dependent on a number of factors including: mix of foreign to domestic earnings, local statutory tax rates and utilization of net operating losses. The 23% effective rate differs from the United States statutory rate due to the mix of earnings between the Company's U.S. and international operations, the most significant of which are located in Switzerland. The Company's international operations are generally subject to tax rates that are significantly lower than U.S. statutory rates.

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

The Company's revolving credit and working capital lines with its domestic bank group provide for a three year $90.0 million unsecured revolving line of credit, pursuant to an Amended and Restated Credit Agreement, dated as of July 23, 1997, among the Company, the Chase Manhattan Bank, as agent, Fleet Bank N.A., as co-agent, and other banks signatory thereto ("Restated Bank Credit Agreement"), and $31.6 million of uncommitted working capital lines of credit. At October 31, 1998, the Company had $58.6 million in outstanding balances under the Restated Bank Credit Agreement, $5.0 million of which is included in Long-term debt.

In March 1998, the Company's Board of Directors authorized the repurchase of 400,000 shares of the Company's Common Stock. The Company has repurchased approximately 120,000 shares to date.

On November 30, 1998, the Company signed a shelf debt agreement which allows the Company, over the next two years, to offer up to $50 million of notes with maturities up to 12 years from the bring down date. On December 1, 1998, the Company brought down $25 million of 6.90% Series A Notes maturing on October 30, 2010 which are subject to annual payments of $5.0 million commencing October 31, 2006.

The Company's debt to total capitalization ratio was 35.8% at October 31, 1998,
as compared to 23.6% at January 31, 1998 and 35.6% at October 31, 1997.   The
increase in the debt to total capitalization from October 31, 1997 is primarily due to an increase in loans payable to banks to fund the Company's working capital increase and capital expenditures.

The Company's net working capital, consisting primarily of trade receivables and inventories, amounted to $175.9 million at October 31, 1998, $157.1 million at January 31, 1998 and $165.8 million at October 31, 1997. The increase in working capital from January 31, 1998 was primarily the result of an increase
in accounts receivable due to growth in the Company's business.   The increase
in working capital from October 31, 1997 was primarily the result of an increase in accounts receivable and inventories.

Accounts receivable at October 31, 1998 were $138.1 million as compared to $92.4 million at January 31, 1998 and $125.7 million at October 31, 1997. The increase in accounts receivable was primarily the result of growth in the Company's business.

Inventories at October 31, 1998 were $121.6 million as compared to $98.2 million
at January 31, 1998 and $103.6 million at October  31, 1997.   The increase in
inventories from January 31, 1998 and October 31, 1997 primarily relates to the Company's new Coach watch line and new product lines for the Movado Boutiques.

The Company's fiscal 1999 year-to-date capital expenditures were approximately $7.2 million compared to $4.8 million through October 31, 1997. Expenditures in fiscal 1999 primarily relate to increases in information systems costs and expenditures for two Movado Boutiques. The Company expects that its capital expenditures in fiscal 1999 will exceed the average levels experienced annually over the last three fiscal years due to planned continued improvements in information systems, expansion of retail outlet store network, introduction of the Movado Boutiques and the new trade expedition facility for the annual Basel Trade Fair.


Year 2000

General

Many older computer software programs and other equipment with embedded chips or processors (collectively "systems") refer to years in terms of their last two digits only. Such systems may incorrectly interpret the year 2000 to mean the year 1900. If not corrected, those systems could cause date related transaction failures.

Project

The Company initiated a project in 1997 (the "Project") to improve and standardize data and computer technology. The Project is designed to replace all obsolete hardware and software with systems that are Year 2000 compliant and, in addition, to replace most business software systems. The project calls for the replacement or upgrade of all PC's, servers, network components, desktop software, core business software which support manufacturing, distribution, sales, accounting, after sales service, retail point of sale, and electronic data interchange (EDI). The new global technical network infrastructure (hardware, software, and communication technology) has been implemented in all U.S. locations, Switzerland and Canada. Implementation of the remaining technical infrastructure for the Far East is scheduled for the first quarter of fiscal year 2000. New retail point of sale and merchandise systems have been implemented for all store and headquarters locations. Final system testing is in progress for new client/server core business software (Business Planning and Control System version 6.0 which is Year 2000 compliant) supporting manufacturing, distribution, sales, accounting and after sales service with implementation rollouts planned during the first two quarters of fiscal year 2000. As a result, the Company is expected to be Year 2000 compliant by the second quarter of fiscal year 2000. Minor program and procedural changes are currently being implemented and tested to support fiscal year 2000 processing for the first half of fiscal year 2000. Additionally, a global inventory has been completed of all hardware and software related to Year 2000 systems status. Contingency planning, for internal system Year 2000 compliance, has been initiated and is scheduled to be completed by first quarter of fiscal year 2000. Costs for contingency planning are currently being developed.

The Company is monitoring Year 2000 system status of customers, vendors or partners involved with electronic interchange of data with our systems. This monitoring will continue throughout 1999. Non-electronic data exchange contingency approaches will be used, if required, with those customers, vendors, or partners which fail to reach Year 2000 system compliance by January 1, 2000.

Costs

Total costs associated with systems replacement and modification to become Year 2000 compliant are included in the total cost of the Project. The estimated total cost of the Project is approximately $9.5 million. The total amount expended on the Project through October 31, 1998 was approximately $6.4 million. The estimated future cost of completing the Project is estimated to be approximately $3.1 million. This estimate assumes that the Company will not incur significant Year 2000 related costs due to the failure of customers, vendors and other third parties to be Year 2000 compliant.

Risks

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem, and in particular, about the Year 2000 compliance and readiness of its material external customers, vendors or partners. The Company believes that, with the implementation of new business systems and completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

                          PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits
             10.1* Amendment Number 1 to License Agreement dated December 9,
                   1996 between Registrant as Licensee and Coach, a division of Sara Lee Corporation as Licensor, dated as of February 1, 1998.

             10.2 Amendment Number 6 to Franchise Agreement dated February 27, 1969 between Registrant as Distributor and Corum, Ries Bannwart and Co. as manufacturer, as previously amended, dated as of October 22, 1997.

             27    Financial Data Schedule for the nine months ended
                   October 31, 1998, submitted to the Securities and Exchange Commission in electronic format.


         (b) Reports on Form 8-K
             None

         ----------
         * Confidential portions of Exhibit 10.1 were omitted and filed separately with the Securities and Exchange Commission pursuant to rule 24b-2 of the Securities Exchange Act of 1934.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                MOVADO GROUP, INC.
                                                  (Registrant)



Dated: December 15, 1998                        By:  /s/ Kenneth J. Adams
                                                     --------------------------
                                                     Kenneth J. Adams
                                                     Senior Vice President and
                                                     Chief Financial Officer
                                                     (Chief Financial and
                                                     Principal Accounting
                                                     Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------

  10.1* Amendment Number 1 to License Agreement dated December 9, 1996 between Registrant as Licensee and Coach, a division of Sara Lee Corporation as Licensor, dated as of February 1, 1998.

  10.2 Amendment Number 6 to Franchise Agreement dated February 27, 1969 between Registrant as Distributor and Corum, Ries Bannwart and Co. as manufacturer, as previously amended, dated as of October 22, 1997.

  27 Financial Data Schedule for the nine months ended October 31, 1998, submitted to the Securities and Exchange Commission in electronic format.

----------
* Confidential portions of Exhibit 10.1 were omitted and filed separately with the Securities and Exchange Commission pursuant to rule 24b-2 of the Securities Exchange Act of 1934.