Form 10-K
period 1999-01-31
MOVADO GROUP INC
filed 1999-04-30
CIK 72573

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -----------------------
                                   FORM 10-K
(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES AND EXCHANGE ACT OF 1934

                    For fiscal year ended January 31, 1999,
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

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

          Securities registered pursuant to Section 12(b) of the Act;
                          Common Stock, $.01 par value
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Based on the closing sales price of the Common Stock as of April 23, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $234,295,255. For purposes of this computation, each share of Class A Common Stock is assumed to have the same market value as one share of Common Stock into which it is convertible and only shares of stock held by directors and executive officers were excluded.

     The number of shares outstanding of the registrant's Common Stock and Class A Common Stock as of April 23, 1999 were 9,438,938 and 3,527,000 respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement relating to Registrant's 1998 annual meeting of shareholders (the "Proxy Statement") are incorporated by reference in Part III hereof.

--------------------------------------------------------------------------------

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

On February 22, 1999, the Company completed the sale of its Piaget business to VLG North America, Inc. ("VLG"). The Company sold all of its right, title and interest in substantially all the assets, properties and rights relating to the business of selling and distributing Piaget watches and jewelry in the United States, Canada, Central America and the Caribbean.

With executive offices in Lyndhurst, New Jersey, the Company operates wholly-owned subsidiaries in Canada, Hong Kong, Japan, Singapore, Switzerland and the United States.

INDUSTRY OVERVIEW

The largest markets for watches are North America, Western Europe and the Far East. While exact worldwide wholesale sales volumes are difficult to quantify, the Company estimates from data obtained from the Federation of the Swiss Watch Industry that worldwide wholesale sales of finished watches were over $13 billion in 1996. Watches are produced predominantly in Switzerland, Hong Kong and Japan. According to the

Federation of the Swiss Watch Industry, Switzerland, Hong Kong and Japan accounted for approximately 68%, 17% and 5%, respectively, of worldwide finished watch exports based on value in 1996. Among all the major watch exporting countries, Swiss watches have the highest average unit value.

The Company divides the watch market into five principal categories as set forth in the following table:

                                                            PRIMARY CATEGORY OF
                                SUGGESTED RETAIL             MOVADO GROUP, INC.
MARKET CATEGORY                    PRICE RANGE                     BRANDS
---------------                    -----------                     ------
Exclusive                       $10,000 and over                    Corum
Luxury                          $1,000 to $9,999              Concord and Vizio
Premium Branded                   $500 to $999                Movado and Coach
Moderate Branded                  $100 to $499                  ESQ and Coach
Mass Market                      less than $100                      --

The Company competes in the Exclusive category as the exclusive distributor of Corum watches in the United States, Canada and the Caribbean. The Company's Concord watches compete primarily in the Luxury category of the market, although certain Concord watches compete in the Exclusive and Premium Branded categories. The Company's Vizio watches compete in the Luxury category of the market. The Company's Movado watches compete primarily in the Premium Branded category of the market, although certain Movado watches compete in the Exclusive, Luxury and Moderate Branded categories. The Company's Coach brand competes in both the Premium Branded and Moderate Branded categories. The ESQ line competes in the Moderate Branded category of the market. The Company does not participate in the Mass Market category.

Exclusive Watches

Exclusive watches are usually made of precious metals, including 18 karat gold or platinum, and may be set with precious gems, including diamonds, emeralds, rubies and sapphires. These watches are primarily mechanical or quartz-analog watches. Mechanical watches keep time with intricate mechanical movements consisting of an arrangement of wheels, jewels and winding and regulating mechanisms. Quartz-analog watches have quartz movements in which time is precisely calibrated to the regular frequency of the vibration of quartz crystal. Exclusive watches are manufactured almost entirely in Switzerland. In addition to the Company's Corum watches and certain Movado and Concord watches, well-known brand names of Exclusive watches include Audemars Piguet, Patek Philippe, Piaget and Vacheron Constantin.

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

PRODUCTS

The Company currently markets five distinctive brands of watches: Movado, Concord, ESQ, Coach and Corum, which compete in the Exclusive, Luxury, Premium Branded and Moderate Branded categories. The Company designs and manufactures Movado and Concord watches primarily in Switzerland, as well as in the United States, for sale throughout the world. ESQ watches are manufactured to the Company's specifications by independent contractors located in the Far East and are presently sold primarily in the United States, Canada and the Caribbean. Coach watches are assembled in Switzerland by independent suppliers. In addition, Movado Group, Inc. is the exclusive distributor of Swiss-manufactured Corum watches in the United States, Canada and the Caribbean. Corum watches are manufactured in Switzerland by Corum Swiss. Until the end of fiscal 1999, the Company distributed Piaget watches. On February 22, 1999 the Company sold its Piaget distribution rights, together with substantially all the assets comprising its Piaget business to VLG.

Movado

Founded in 1881 in La Chaux-de-Fonds, Switzerland, the Movado brand today includes a line of watches based on the design of the world famous Movado Museum watch and a number of other watch collections with more traditional dial designs. The design for the Movado Museum watch was the first watch design chosen by the Museum of Modern Art for its permanent collection. It has since been honored by 10 other museums throughout the world. All Movado watches have Swiss movements, and are made with 14 or 18 karat gold, 18 karat gold finish, stainless steel or a combination of 18 karat gold finish and stainless steel. The majority of Movado watches have suggested retail prices between approximately $195 and $4,000.

Concord

Concord was founded in 1908 in Bienne, Switzerland. All Concord watches have Swiss movements, either quartz or mechanical. Concord watches are made with 18 karat gold, stainless steel or a combination of 18 karat gold and stainless steel, except for Concord Royal Gold watches, most of which are made with 14 karat gold. The majority of Concord watches have suggested retail prices between approximately $1,000 and $15,000.

Coach

During fiscal 1999, the Company introduced Coach watches under an exclusive license with Coach, a division of Sara Lee Corp. All Coach watches contain Swiss movements and are made with stainless steel, gold finish or a combination of stainless steel and gold finish, with leather straps, stainless steel bracelets or gold finish bracelets. The suggested retail pricing ranges from $195 to $795.

ESQ

ESQ was launched in the second half of fiscal 1993. All ESQ watches contain Swiss movements and are made with stainless steel, at least 18 karat gold finish or a combination of stainless steel and at least 18 karat gold finish, with leather straps, stainless steel bracelets or at least 18 karat gold finish bracelets. The ESQ brand consists of sport and fashion watches with suggested retail prices from approximately $125 to $495 with features and styles comparable to more expensive watches.

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

Other Products and Services

During fiscal 1999, sales of other products and services totaled approximately $32.1 million, or approximately 11.5% of net sales. These sales include revenues from the Company's service and watch repair operations, which historically have represented a source of consistent revenues with profit margins comparable to those generated from sales of the Company's watches. Other products and services include sales derived from the Company's 24 retail stores.

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

ADVERTISING

Advertising is important to the successful marketing of the Company's watches. Movado Group, Inc. has maintained its own in-house advertising department since 1972 and devotes significant resources to advertising. Advertising expenditures totaled approximately 19.4%, 20.9% and 18.0% of net sales in fiscal 1999, 1998 and 1997, respectively. Advertising is developed individually for each of the Company's watch brands and is directed primarily to the ultimate consumer rather than to trade customers. The Company develops advertising for each of its brands by targeting consumers with particular demographic characteristics appropriate to the image and price range of the brand. Advertisements are placed predominately in magazines and other print media, but are also created for television campaigns, catalogues and promotional materials.

SALES AND DISTRIBUTION

Overview

The Company sells Movado and Concord watches throughout the world. ESQ watches are presently sold in North America and the Caribbean. The Company presently sells Coach watches in the United States, the Caribbean, Japan, Hong Kong and the Pacific rim. The Company is the exclusive distributor for Corum watches in the United States, Canada and the Caribbean. All five brands are sold to trade customers by the Company's sales personnel, who typically specialize in one particular brand. The Company also sells Movado and Concord watches outside the United States, Canada, Central America and the Caribbean and Coach watches outside the United States through independent international distributors. In fiscal 1999 and 1998, one trade customer accounted for 10% and 12% of the Company's net sales, respectively. In addition to its sales to trade customers and independent distributors, a portion of the Company's net sales are made directly to consumers in the United States through the Company's 23 retail stores.

The Company conducts its business primarily in two operating segments:
"Wholesale" and "Other". Other includes the Company's retail and service center operations. The Company divides its business into two major geographic segments:
"Domestic" which includes the results of the Company's Untied States and Canadian operations and "International" which includes the results of all other Company operations. The Company's international operations are principally conducted in Europe.

Domestic

Movado Group, Inc. operates in the United States through its North American Watch Company division and in Canada through a Canadian subsidiary. The Company sells its products in the domestic market primarily through department stores, such as Macy's, Neiman-Marcus and Saks Fifth Avenue, jewelry store chains, such as Zales, Helzberg and Sterling, and independent jewelers. Movado, Concord, Coach and ESQ watches are sold through each of these retail channels and Corum watches are sold primarily to independent jewelers. Sales to trade customers in the United States and Canada are made directly by the Company's sales force of approximately 125 employees. A majority of the sales force is compensated solely on the basis of commissions, which are determined as a percentage of sales.

International

The Company sells Movado, Concord and Coach watches internationally through its own sales force of approximately 20 employees operating from the Company's sales and distribution offices in Hong Kong, Singapore, and Switzerland, and also through a network of approximately 80 independent distributors operating in numerous countries around the world. A majority of the Company's arrangements with its international distributors are long-term, generally require certain minimum purchases and restrict the distributor from selling competitive products.

Retail Distribution

In addition to its sales to trade customers and independent distributors, the Company sells Movado watches as well as Movado jewelry, table top accessories and other line extensions in the Company operated Movado Boutiques located in Rockefeller Center, The Westchester Mall and Roosevelt Field Mall in New York, The

Mall at Short Hills in New Jersey and scheduled for opening in the summer of 1999, at the Venetian in Las Vegas, Nevada. The Company also operates 19 outlet stores located in Cabazon, St. Helena and Solvang, California; Destin, Orlando, Ellenton and St. Augustine, Florida; Dawsonville, Georgia; Tuscola, Illinois; Michigan City, Indiana; Kittery, Maine; Lee, Massachusetts; Lancaster and Tannersville, Pennsylvania; Hilton Head and Myrtle Beach, South Carolina; San Marcos, Texas; Manchester, Vermont; and Williamsburg, Virginia. These outlet stores sell discontinued and sample merchandise and factory seconds, providing the Company with an organized and efficient method of reducing its inventory without competing directly with trade customers.

BACKLOG

At March 31, 1999, the Company had unfilled customer orders of approximately $28.7 million, compared to approximately $31.8 million at March 31, 1998 (based on currency exchange rates in effect on March 31, 1999). The Company believes that substantially all such orders are firm and will be filled during the Company's current fiscal year. The Company's backlog is affected by a variety of factors, including seasonality and the scheduling of the manufacture and shipment of products. Accordingly, a period-to-period comparison of backlog is not necessarily meaningful and may not be indicative of eventual shipments.

SOURCES AND AVAILABILITY OF SUPPLIES

Movado and Concord watches are generally assembled at the Company's manufacturing facility in Bienne, Switzerland with some off-site assembly performed principally by independent Swiss watch makers. Movado and Concord watches are assembled using Swiss movements and other components obtained from third-party suppliers. The Movado Gold and Concord Royal Gold collections are assembled by the Company at its facilities in Lyndhurst, New Jersey using Swiss movements as well as bracelets and cases obtained from third-party suppliers. Coach watches are assembled in Switzerland by independent assemblers using Swiss movements and other components obtained from third-party suppliers in Switzerland and elsewhere. ESQ watches are manufactured by independent contractors in the Far East using Swiss movements and other components purchased from third-party suppliers principally located in the Far East.

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

The Company purchases Corum watches from Corum Swiss under a long-term distribution agreement expiring December 31, 2009. Under the terms of the Company's distribution agreement with Corum Swiss ("Corum Distribution Agreement"), Corum Swiss undertakes to sell watches to the Company at the lowest prices at which the watches are then being offered for sale to others, and to use reasonable efforts to comply with all delivery dates specified by the Company.

COMPETITION

The markets for each of the Company's watch brands are highly competitive. With the exception of Swatch Group Inc. (formerly known as SMH), a large Swiss-based competitor, no single company competes with the Company across all of its brands. Certain companies, however, compete with Movado Group, Inc. with respect to one or more of its watch brands. Certain of these companies have, and other companies that may enter the Company's markets in the future may have, substantially greater financial, distribution, marketing and advertising resources than the Company. The Company's future success will depend, to a significant degree, upon its ability to compete effectively with regard to, among other things, the style, quality, price, advertising, marketing and distribution of its watch brands.

TRADEMARKS AND LICENSING AGREEMENTS

Movado Group, Inc. owns the trademarks MOVADO(R), CONCORD(R), VIZIO(R) and related trademarks for watches in the United States and in numerous other countries. The Company licenses ESQUIRE(R), ESQ(R) and related trademarks on an exclusive basis for use in connection with the manufacture, distribution, advertising and sale of watches pursuant to an agreement with the Hearst Corporation ("Hearst License Agreement"). The current term of the Hearst License Agreement expires December 31, 2000, and the agreement is renewable at the Company's option through December 31, 2018. The Company licenses the trademark COACH(R) and related trademarks on an exclusive basis for use in connection with the manufacture, distribution, advertising and sale of watches pursuant to an agreement with Coach, a division of Sara Lee Corporation ("Coach License Agreement"). Subject to meeting certain performance goals, the Coach License Agreement expires 10 years after the Company's initial sales of Coach watches to retail outlets not operated by Coach.

The Company owned the trademark PIAGET(R) for watches and jewelry and a number of related trademarks for watches in the United States. In connection with the sale of the Piaget business to VLG, the Company assigned the trademarks to S.A. Ancienne Fabrique Georges Piaget et Cie.

The Company has the exclusive right to use the trademark CORUM(R) and a number of related trademarks for watches in the United States in connection with its advertising and sale of Corum watches pursuant to the Corum Distribution Agreement.

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

EMPLOYEES

As of January 31, 1999, the Company has approximately 850 full-time employees in its domestic and international operations. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement. The Company has never experienced a work stoppage due to labor difficulties and believes that its employee relations are good.

FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS, SEASONALITY, FOREIGN AND DOMESTIC OPERATIONS

The Company divides its business into two major geographic segments: "Domestic", which includes the results of the Company's United States and Canadian operations, and "International", which includes the results of all other Company operations. The Company's international operations are principally conducted in Europe. The Company's international assets are substantially located in Europe. Other international operations constituted less than 10% of consolidated total assets for all periods presented.

The Company's sales in the United States and Canada are traditionally greater during the Christmas and holiday season and are significantly more seasonal than its international sales. Consequently, the Company's net sales historically have been higher during the second half of its fiscal year. The second half of each year accounted for approximately 60.2%, 61.2% and 62.0% of the Company's net sales for the fiscal years ending January 31, 1999, 1998 and 1997, respectively. The amount of net sales and operating income generated during the second half of each fiscal year depends upon the general level of retail sales during the Christmas and holiday season, as well as economic conditions and other factors beyond the Company's control. The Company does not expect any significant change in the seasonality of its domestic business in the foreseeable future. International sales tend to be less seasonal, particularly those derived from the Middle and Far Eastern markets.

The Company conducts its business primarily in two operating segments:
"Wholesale" and "Other". The Company's wholesale segment includes the designing, manufacturing and distribution of quality watches. Other includes the Company's retail and service center operations. See Note 11 to the consolidated financial statements for financial information regarding segment data.

Item 2.  Properties

The Company leases various facilities in the United States, Canada, Switzerland and the Far East for its corporate, manufacturing, distribution and sales operations. The Company's leased facilities are as follows:

                                                           SQUARE     LEASE
LOCATION                           FUNCTION               FOOTAGE   EXPIRATION
--------                           --------               -------   ----------
Lyndhurst, New Jersey     Executive offices, watch         93,000   May 2002
                            assembly and distribution
Bienne, Switzerland       Corporate functions, watch       52,000   January 2007
                            sales, distribution,
                            assembly and repair
Markham, Canada           Office and distribution          11,200   June 2007
Hackensack, New Jersey    Warehouse                         6,600   July 1999
New York, New York        Watch repair and Public           4,900   April 2008
                            Relations Office
Hong Kong                 Watch sales, distribution         4,100   June 2001
                            and repair
Los Angeles, California   Watch repair                      3,000   December 2002
Miami, Florida            Watch repair                      2,600   October 2001
Grenchen, Switzerland     Watch sales                       2,600   March 2000
Toronto, Canada           Office                            1,600   June 2000
Japan                     Watch sales                       1,500   January 2000
Singapore                 Watch sales, distribution         1,100   August 2001
                            and repair

The Company leases retail space averaging 1,300 square feet per store with leases expiring from November 2000 to January 2006 for the operation of the Company's 19 outlet stores. The Company also leases retail space for the operation each of its four Boutiques averaging 1,700 square feet per store with leases expiring from January 2005 to August 2008. The Company also leases retail space for the operation of the newest Boutique in The Venetian in Las Vegas, Nevada to open in the Summer of 1999. The new location has approximately 2,300 square feet and the lease will expire April 2006.

The Company is currently exploring available alternatives in connection with the presently scheduled expiration in May 2002 of its Lyndhurst, New Jersey lease.

The Company also owns approximately 2,400 square feet of office space in Hanau, Germany, which it previously used for sales, distribution and watch repair functions. The Company believes that its existing facilities are adequate for its current operations and to handle reasonably foreseeable sales growth.


Item 3. Legal Proceedings

The Company is involved in certain legal proceedings arising in the normal course of its business. The Company believes that none of these proceedings, either individually or in the aggregate, will have a material adverse effect on the Company's operating results, liquidity or its financial position.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders of the Company in the fourth quarter of fiscal 1999.

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Shareholder
Matters

As of March 18, 1999, there were 55 holders of record of the Class A Common Stock and, the Company estimates, approximately 1,200 beneficial owners of the Common Stock represented by 541 holders of record. The Common Stock is traded on the Nasdaq National Market under the symbol "MOVA". The quarterly high and low closing prices for the fiscal years ended January 31, 1999 and 1998 were as follows:

                                      1999              1998
                 QUARTER ENDED     LOW     HIGH      LOW     HIGH
                                 ------   ------   ------   ------
                 April 30        $21.00   $30.44   $11.72   $13.59
                 July 31         $24.00   $30.25   $13.32   $19.48
                 October 31      $15.13   $24.75   $19.38   $23.50
                 January 31      $17.63   $26.63   $17.75   $24.00

The Class A Common Stock is not publicly traded and is subject to certain restrictions on transfer as provided under the Company's Amended Restated Certificate of Incorporation and consequently, there is currently no established public trading market for these shares.

During each fiscal year ended January 31, 1999 and 1998, the Board of Directors approved four $0.02 per share quarterly cash dividends to shareholders of record of the Common Stock and Class A Common Stock. The declaration and payment of future dividends, if any, will be at the sole discretion of the Board of Directors and will depend upon the Company's profitability, financial condition, capital and surplus requirements, future prospects, terms of indebtedness and other factors deemed relevant by the Board of Directors. See Note 4 to the Consolidated Financial Statements regarding contractual restrictions on the Company's ability to pay dividends.

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

                                                           Fiscal Year Ended January 31,

                                               1999        1998        1997        1996        1995
                                               ----        ----        ----        ----        ----
STATEMENT OF INCOME DATA:
Net sales                                   $ 277,836   $ 237,005   $ 215,107   $ 185,867   $ 160,853
                                            ---------   ---------   ---------   ---------   ---------
Cost of sales                                 111,766      97,456      95,031      83,502      75,871
Selling, general and administrative           133,395     113,593      99,657      84,315      69,243
                                            ---------   ---------   ---------   ---------   ---------
Total expenses                                245,161     211,049     194,688     167,817     145,114
                                            ---------   ---------   ---------   ---------   ---------
Operating income                               32,675      25,956      20,419      18,050      15,739
Net interest expense                            5,437       5,383       4,874       4,450       4,307
                                            ---------   ---------   ---------   ---------   ---------
Income before income taxes                     27,238      20,573      15,545      13,600      11,432
Provision for (benefit from) income taxes       6,265       4,731       3,853       3,876      (2,512)
                                            ---------   ---------   ---------   ---------   ---------
Net income                                  $  20,973   $  15,842   $  11,692   $   9,724   $  13,944
                                            =========   =========   =========   =========   =========
Net income per share-Basic                  $    1.63   $    1.35   $    1.04   $    0.86   $    1.24
Net income per share-Diluted                $    1.58   $    1.29   $    1.02   $    0.86   $    1.24
Basic shares outstanding                       12,842      11,736      11,273      11,263      11,250
Diluted shares outstanding                     13,256      12,236      11,489      11,327      11,251
Cash dividends declared per share           $   0.080   $   0.080   $   0.064   $   0.053   $   0.043

BALANCE SHEET DATA (END OF PERIOD):
Working capital                             $ 194,852   $ 157,103   $ 126,690   $ 132,679   $ 121,357
Total assets                                  296,375     249,069     208,443     200,380     186,949
Long-term debt                                 55,000      35,000      40,000      40,000      40,000
Shareholders' equity                          166,426     145,533     103,870     104,841      92,930

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Statements included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in this annual report on Form 10-K, as well as statements in future filings by the Company with the Securities and Exchange Commission ("SEC"), in the Company's press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, "FORWARD LOOKING STATEMENTS" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934. The Company cautions readers that FORWARD LOOKING STATEMENTS, include without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, plans for future operations, effective tax rates, margins, interest costs, and income, as well as assumptions relating to the foregoing. FORWARD LOOKING STATEMENTS are subject to certain risks and uncertainties, some of which cannot be predicted or quantified. Actual results and future events could differ materially from those indicated in the FORWARD LOOKING STATEMENTS, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the SEC including, without limitation, the following: general economic and business conditions which may impact disposable income of consumers, competitive products and pricing, ability to enforce intellectual property rights, seasonality, availability of alternative sources of supply in the case of loss of any significant supplier, the Company's dependence on key officers, ability to enforce intellectual property rights, continued availability to the Company of financing and credit on favorable terms and success of hedging strategies with respect to currency exchange rate fluctuations.

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

The Company is continuing its efforts to expand sales in key international markets. These efforts have included: the recruitment of a number of key personnel with management level sales and marketing responsibilities, the addition and replacement of selected independent distributors, an increase in the number of sales representatives, retargeted and increased advertising and coordinated marketing programs designed to build brand awareness and consumer demand for the Company's watches at point-of-sale.

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

Manufacturing costs of the Company's Movado and Concord brands consist primarily of component costs, Company and subcontractor assembly costs and unit overhead costs.

The Company seeks to control and reduce component and subcontractor labor costs through a combination of negotiations with existing suppliers and alternative sourcing. Overall wage and salary costs at the Company's manufacturing operations in Switzerland are a function of production levels and local inflation. These costs have remained fairly stable over the three previous fiscal years.

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

Operating expenses over the last three fiscal years reflect the effect of the implementation of the Company's growth strategy. The more significant expenses associated with this strategy included: advertising and marketing expenses designed to increase market share for the Corum, Concord and Movado brands; advertising and marketing costs for the continuing expansion of the Company's ESQ line; additions to the Company's sales force; salaries and rents associated with additional outlet stores; and the addition of staff to support distribution, inventory management and customer service requirements coincident with growth of the Company's business.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED JANUARY 31, 1999, 1998 AND 1997

Net Sales.  Comparative net sales by product class were as follows:

                                              1999          1998          1997
                                              ----          ----          ----
                                                       (IN THOUSANDS)
Concord, Movado, Coach and ESQ:
   Domestic                                 $180,909      $153,835      $138,810
   International                              50,940        40,028        30,185
Piaget and Corum                              13,934        17,045        22,386
Other                                         32,053        26,097        23,726
                                            --------      --------      --------
                                            $277,836      $237,005      $215,107
                                            ========      ========      ========

Net sales increased 17.2% for the year ended January 31, 1999. The increase in net sales for fiscal 1999 was predominately due to growth in the Company's established manufactured brands (Concord, Movado and ESQ) and expansion of the Company's retail network, which consists of 19 outlet stores and four Movado Boutiques and the Piaget Boutique partially offset by reductions in the Company's distributed brands, due in part to the announced sale of the Piaget brand in December 1998 (see Note 14 to the consolidated financial statements). In addition, the Company introduced the Coach watch brand, its fourth manufactured brand, during the first quarter of fiscal 1999 which contributed significantly to sales growth. Domestic sales increases were predominantly due to the introduction of the Coach watch line and growth in Concord, Movado and ESQ brand sales offset somewhat by reductions in sales of the Piaget and Corum brands. Growth in the international business was predominantly due to growth of Movado in the Far East, Middle East and the Caribbean.

Net sales increased 10.2% in fiscal 1998. The increase resulted primarily from growth in sales in the U.S. and unit sales gains in the Company's international business. Sales increases in the U.S were primarily in the Movado and Concord brands. These increases were partially offset by sales declines in the Company's ESQ, Piaget and Corum brands. ESQ sales declined in fiscal 1998 in comparison to fiscal 1997 principally because of the significant expansion of the brand's retail network, which occurred during fiscal 1997. Piaget sales declines were due primarily to planned reductions in the distribution channels for the brand. The increase in the Company's international business was due predominantly to sales increases of the Concord and Movado brands in the Middle East, Far East and Caribbean offset somewhat by the negative impact of a change in translation rates.

Gross Margins. The gross margin for fiscal 1999 was 59.8% as compared to 58.9% for fiscal 1998. The increase in margin was predominately due to a favorable sales mix, particularly an increase in the proportion of sales of Concord, Movado, Coach and ESQ to our other brands. The Company's gross margin also benefited slightly from increases in the U.S. dollar against the Swiss franc.

The Company's gross margin increased from 55.8% to 58.9% in fiscal 1998, principally as a result of sales mix, particularly an increase in the proportion of Concord, Movado and ESQ sales to net sales. The Company's gross margin also benefited by increases in the U.S. dollar against the Swiss franc.

Operating Expenses. Operating expenses for fiscal 1999 were $133.4 million or 48.0% of net sales as compared to $113.6 million or 47.9% of net sales in fiscal 1998. The increase in operating expenses was largely the result of planned increases in both advertising and selling costs in the United States which were necessary to launch the Coach brand and to develop and introduce new product line extensions within the Movado brand through the Movado Boutiques. In addition, increases in general and administrative costs were due to personnel increases which were necessary for the support of our Movado Boutiques as well as cost increases for information systems and employee benefit programs.

Operating expenses increased 14.0% in fiscal 1998 to 47.9% of net sales from 46.3% of net sales in fiscal 1997. The increase in fiscal 1998 operating expenses occurred primarily in the advertising, selling and general and administrative expense categories. Distribution costs declined as a percentage of net sales.

The increase in advertising and marketing expenditures in fiscal 1998 which occurred primarily in the U.S., was planned, and related to the Company's ongoing efforts to build identity and image for its brands. Fiscal 1998 advertising and marketing costs were affected by higher levels of media spending for Concord, Movado and, in particular, ESQ in the U.S and increased marketing and promotional activities in the U.S. for all of the Company's brands. The growth in consolidated advertising costs included increased media spending in certain international markets, primarily the Far East and Middle East and certain European markets. Fiscal 1998 general and administrative expenses included increased employee benefit costs and rents due to the expansion of office space necessitated by the Company's growth and head count increases.

Interest Expense. Net interest expense for fiscal 1999, 1998 and 1997 was $5.4 million, $5.4 million and $4.9 million, respectively, and consisted primarily of interest on the Company's 6.56% Senior Notes, 6.90% Series A Senior Notes, revolving lines of credit under the July 1997 Restated Credit Agreement, as amended, and borrowings against working capital lines.

Income Taxes. The Company's income tax provision amounted to $6.3 million, $4.7 million, and $3.9 million for fiscal 1999, 1998 and 1997, respectively, or 23.0% of pretax income for fiscal 1999 and 1998 and, 24.8% for fiscal 1997. A portion of the Company's consolidated operations are located in non-U.S. jurisdictions, and, therefore, the Company's effective rate differs from U.S. statutory rates. The majority of the Company's non-U.S. operations are located in jurisdictions with statutory rates below U.S. rates. The Company believes that the future effective tax rate will range from 20% to 30%; however, there can be no assurance of this as it is dependent on a number of factors, including the mix of foreign to domestic earnings, local statutory tax rates and the Company's ability to utilize net operating loss carryforwards in certain jurisdictions.

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

The Company has met its liquidity needs primarily through funds from operations and bank borrowings with domestic and Swiss banks. The Company's future requirements for capital will relate not only to working capital requirements for the expected continued growth of its existing brands, domestically and internationally, but also to funding new product lines. In addition, the Company made a $5 million sinking fund payment on February 1, 1999 and is required to make another on January 31, 2000 in connection with its 6.56% Senior Notes which were issued in the original principal amount of $40 million.

The Company's revolving credit and working capital lines with its domestic bank group provide for a three year $90.0 million unsecured revolving line of credit, pursuant to an Amended and Restated Credit Agreement, dated as of July 23, 1997, among the Company, the Chase Manhattan Bank, as agent, Fleet Bank N.A., as co-agent, and other banks signatory thereto, ("Restated Bank Credit Agreement"), and $31.6 million of uncommitted working capital lines of credit. At January 31, 1999, the Company had $5.0 million in outstanding balances under the Restated Bank Credit Agreement, which is included in Long-term debt.

On November 30, 1998, the Company entered into a Note Purchase and Private Shelf Agreement which allows for the issuance up to two years after the date of the agreement of Senior promissory notes in the aggregate principal amount of up to $50 million with maturities up to 12 years from their date of issuance. On December 1, 1998, the Company brought down $25 million of 6.90% Series A Senior Notes maturing on October 30, 2010 which are subject to annual prepayments of $5.0 million commencing October 31, 2006.

In March 1998, the Company's Board of Directors authorized the repurchase of up to 400,000 shares of the Company's Common Stock. As of January 31, 1999, the Company had purchased 142,200 shares at an aggregate cost of $2.9 million. In March 1999, the Board approved a revised stock repurchase program for the repurchase of shares of the Company's Common Stock up to an aggregate repurchase price of $10.0 million, in addition to the shares previously purchased.

The Company's debt-to-total capitalization ratio was 28.8% at January 31, 1999, as compared to 23.6% at January 31, 1998. The increase in the debt to total capitalization was due to the Company borrowing $25.0 million of 6.90% Series A Senior Notes.

The Company's net working capital, consisting primarily of trade receivables and inventories, amounted to $194.9 million and $157.1 million at January 31, 1999 and January 31, 1998, respectively. Accounts receivable at January 31, 1999 were $109.1 million as compared to $92.4 million at January 31, 1998. The increase in receivables was primarily the result of growth in the Company's business and the addition of the Coach brand, which has been offset by Piaget receivables classified as assets held for sale. Inventories at January 31, 1999 were $104.0 million as compared to $98.2 million at January 31, 1998. The increase in inventories from January 31, 1999 to January 31, 1998 reflected the expansion of the Company's product line, in particular the introduction of the Coach brand and the opening of the Movado Boutiques which has been offset by Piaget inventory classified as assets held for sale.

The Company's capital expenditures for the year ended January 31, 1999 were approximately $11.7 million compared to $7.6 million for the year ended January 31, 1998. Expenditures in fiscal 1999 were primarily related to planned expenditures in the Company's information systems, including retail information systems, expansion of the Company's Movado boutiques and further expansion of the Company's network of outlet stores. The Company's capital expenditures for the year ended January 31, 1998 were approximately $7.6 million compared to $6.6 million for the year ended January 31, 1997. Expenditures in fiscal 1998 were primarily related to improvements in the Company's management and sales management information systems and costs incurred in connection with the expansion of domestic distribution operations. The Company expects that capital expenditures in the future will approximate the average of fiscal 1999 and 1998 levels.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

MARKET RISKS

The Company's primary market risk exposure relates to foreign currency exchange risk (see Note 5 to the consolidated financial statements). The majority of the Company's purchases are denominated in Swiss francs. The Company reduces its exposure to the Swiss franc exchange rate risk through a hedging program.

Under the hedging program, the Company purchases various financial instruments, predominantly forward and option contracts. Gains and losses on financial instruments resulting from this hedging activity are offset by the effects of the currency movements on respective underlying hedged transactions. If the Company did not engage in a hedging program, any change in the Swiss franc to local currency would have an equal effect on the entities' cost of sales. As of January 31, 1999, the Company's hedging portfolio consisted of various Swiss Franc forward contracts and Swiss franc option contracts. The forward contracts have various maturity dates through June 17, 1999 with an average forward rate of 1.4352 Swiss franc per dollar. The Company has $55.0 million of option contracts with a maturity date of May 24, 2000. The option contracts have an average strike price of 1.4239. As of January 31, 1999 the carrying value of the options amounted to approximately $2.3 million, which represents the unamortized premium of the option and a fair market value of approximately $2.8 million.

In addition, the Company has certain debt obligations with variable interest rates, which are based on market interest. The Company does not hedge these interest rate risks. The Company also has certain debt obligations with fixed interest rates. The difference between the market based interest rates at the balance sheet date and the fixed rates was minimal.

EURO CONVERSION

On January 1, 1999, 11 of the 15 member countries of the European Union established permanent, fixed conversion rates between their existing currencies and the European Union's common currency called the "euro".

The transition period for the introduction of the euro is scheduled to phase in over a period ending January 1, 2002, with the existing currency being completely removed from circulation on July 1, 2002. The Company has been preparing for the use of the euro. The timing of the Company's phasing out all uses of the existing currencies will comply with applicable legal requirements and also will be scheduled to facilitate optimal coordination with the plans of our vendors.

The Company does not currently have significant transactions denominated in euro related currencies. This is not expected to change in the foreseeable future. Therefore, the Company believes the introduction of the euro and the phasing out of the other currencies will not have a material impact on the Company's consolidated financial statements.

YEAR 2000

General

Many older computer software programs and other equipment with embedded chips or processors (collectively "systems") refer to years in terms of their last two digits only. Such systems may incorrectly interpret the year 2000 to mean the year 1900. If not corrected, those systems could cause date related transaction failures.

Project

The Company initiated a project in 1997 (the "Project") to improve and standardize data and computer technology. The Project is designed to replace all obsolete hardware and software with systems that are Year 2000 compliant and in addition, to replace most business software systems. The project calls for the replacement or upgrade of all PCs, servers, network components, desktop software, core business software which support manufacturing, distribution, sales, accounting, after sales service, retail point of sale, and electronic data interchange (EDI). The new global technical network infrastructure (hardware, software, and communication technology) has been implemented in all U.S. locations, Switzerland and Canada. The remaining technical network infrastructure for the Far East was implemented in February 1999. A new retail point-of-sale and merchandise system that is Year 2000 compliant was implemented in fiscal 1999 for all store and headquarters locations. As part of the project, new client/server core business applications software (BPCS 6.0 which is designed to be Year 2000 compliant) supporting manufacturing, distribution, sales, accounting and after sales service was implemented in the U.S. in March 1999. The Company has been working with System Software Associates, Inc. ("SSA") to complete such implementation and testing as well as implementation and testing of the same BPCS 6.0 applications software at the Company's Canadian, Far East and Swiss facilities. Such implementation is expected to be completed in Switzerland during the Summer of 1999 and in Canada and the Far East by the end of the calendar year. Existing business applications software systems operating in Canada and the Far East, however, have been made Year 2000 compliant in any event by the implementation of upgrades, which were completed in February 1999. Minor program and procedural changes were previously implemented to support fiscal year 2000 processing for our existing Swiss business systems. The Company has tested the BPCS 6.0 applications software by reviewing the database and program definitions to confirm that the date formats are four digit year specific. After completion of the quarter end processing related to the end of the first quarter of fiscal 2000, the Company plans to conduct further testing by simulating the date change to January 1, 2000. The Company has developed a contingency plan with the goal of insuring that the Company's Swiss business systems are Year 2000 compliant in the event implementation of the BPCS 6.0 core business applications software is not completed before the end of calendar year 1999. This plan calls for the implementation of certain upgrades and the remediation of applications software that is not Year 2000 compliant. As a result of the Project and its contingency planning, the Company expects that it will be Year 2000 compliant, on a global basis, by the end of calendar year 1999.

By the use of questionnaires, the Company is monitoring the Year 2000 system status of customers and vendors involved with electronic interchange of data with our systems. This monitoring will continue throughout 1999. Non-electronic data exchange contingency approaches including reliance on communications by fax will be used, if required, with those customers or vendors which fail to reach Year 2000 system compliance by January 1, 2000.

Costs

Costs associated with systems replacement and modification to become Year 2000 compliant under the contingency plan (outside of the Project) are expected to be approximately $400,000 and will be funded through the Company's working capital lines and other credit facilities. The estimated total cost of the Project is approximately $11.0 million. The total amount expended on the Project through January 31, 1999 was approximately $7.1 million which has been capitalized as a long-term asset. This estimate assumes that the Company will not incur significant Year 2000 related costs due to the failure of customers, vendors and other third parties to be Year 2000 compliant.

Risks

The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's result of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem. The Company believes that, with the implementation of new business systems and completion of the Project as scheduled, and the Company's contingency plan, if necessary, the possibility of significant interruptions of normal operations should be reduced. No major information technology projects have been deferred as a result of the Project.

OTHER

On December 22, 1998, the Company entered into an agreement with VLG North America, Inc. ("VLG") for the sale to VLG of substantially all of the assets, properties and rights related to the Piaget business. The transaction was completed on February 22, 1999 at a sale price of approximately $30.0 million. The Company will report a pretax gain, representing the excess of the sale price over the net book value of the assets sold at January 31, 1999, during the first quarter of fiscal 2000. Accordingly, the Company recorded $22.2 million in assets held for sale at January 31, 1999.

Item 8. Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                Schedule       Page
                                                                 Number       Number
                                                                 ------       ------
Report of Independent Accountants                                              F-1

Consolidated Statements of Income and Comprehensive                            F-2
        Income for the fiscal years ended January 31, 1999,
        1998 and 1997

Consolidated Balance Sheets at January 31, 1999 and 1998                       F-3

Consolidated Statements of Cash Flows for the fiscal years                     F-4
        ended January 31, 1999, 1998 and 1997

Consolidated Statements of Changes in Shareholders' Equity                     F-5
        for the fiscal years ended January 31, 1999, 1998 and
        1997

Notes to Consolidated Financial Statements                                 F-6 to F-21

Valuation and Qualifying Accounts and Reserves                     II          S-1

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

The information required by this item is included in the Company's Proxy Statement for the 1999 annual meeting of shareholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is included in the Company's Proxy Statement for the 1999 annual meeting of shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is included in the Company's Proxy Statement for the 1999 annual meeting of shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item is included in the Company's Proxy Statement for the 1999 annual meeting of shareholders and is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      Documents filed as part of this report

         (1)      Financial Statements:

                  See Financial Statements Index on page 20 included in Item 8 of part II of this report.

         (2)      Financial Statements Schedules:

                  Schedule II                        Valuation and Qualifying
                                                     Accounts and Reserves

                  All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

         (3)      Exhibits:

                  Incorporated herein by reference is a list of the Exhibits contained in the Exhibit Index on pages 25 through 30 of this report.

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              MOVADO GROUP, INC.
                                                 (Registrant)

Dated:  April 30, 1999                   By: /s/ Gedalio Grinberg
                                             --------------------
                                             Gedalio Grinberg
                                             Chief Executive Officer and
                                             Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Dated:  April 30, 1999                       /s/ Gedalio Grinberg
                                             --------------------
                                             Gedalio Grinberg
                                             Chief Executive Officer and
                                             Chairman of the Board of Directors
                                             (Principal Executive Officer)

Dated:  April 30, 1999                       /s/ Efraim Grinberg
                                             -------------------
                                             Efraim Grinberg
                                             President

Dated:  April 30, 1999                       /s/ Michael J. Bush
                                             -------------------
                                             Michael J. Bush
                                             Executive Vice President and Chief
                                             Operating Officer

Dated:  April 30, 1999                       /s/ Kenneth J. Adams
                                             --------------------
                                             Kenneth J. Adams
                                             Senior Vice President and Chief
                                             Financial Officer (Chief Financial
                                             Officer and Principal Accounting
                                             Officer)

Dated:  April 30, 1999                       /s/ Margaret Hayes Adame
                                             ------------------------
                                             Margaret Hayes Adame
                                             Director

Dated:  April 30, 1999                       /s/ Donald Oresman
                                             ------------------
                                             Donald Oresman
                                             Director


Dated:  April 30, 1999                       /s/ Leonard L. Silverstein
                                             --------------------------
                                             Leonard L. Silverstein
                                             Director

Dated:  April 30, 1999                       /s/ Alan H. Howard
                                             ------------------
                                             Alan H. Howard
                                             Director

                                  EXHIBIT INDEX

EXHIBIT                                                                            SEQUENTIALLY
NUMBER                             DESCRIPTION                                     NUMBERED PAGE
-------                            -----------                                     -------------
  3.1    Restated By-Laws of the Registrant. Incorporated by reference to
         Exhibit 3.1 filed with the Registrant's registration statement on
         Form S-1 (Registration No. 33-666000).

  3.2    Restated Certificate of Incorporation of the Registrant as amended.
         Incorporated herein by reference to Exhibit 3(i) to the Registrant's
         Quarterly Report on Form 10-Q filed for the quarter ended October 31, 1998.

  4.1    Specimen Common Stock Certificate. Incorporated herein by reference to
         Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the year ended January 31, 1998.

  4.2 Note Agreement, dated as of November 9, 1993, by and between the Registrant and The Prudential Insurance Company of America.
         Incorporated herein by reference to Exhibit 4.1 to the Registrant's
         Quarterly Report on Form 10-Q for the quarter ended October 31, 1993.

 10.1    Lease dated August 5, 1998 between Grand Canal Shops Mall Construction,
         LLC as landlord and Movado Retail Group, Inc., as tenant, for premises at Grand Canal Shops, Clark County, Nevada. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form
         10-Q for the quarter ended July 31, 1998.

 10.2    Amendment Number 1 to License Agreement dated December 9, 1996 between
         Registrant as Licensee and Coach, a division of Sara Lee Corporation as Licensor, dated as of February 1, 1998. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form
         10-Q for the quarter ended October 31, 1998.

 10.3 Amendment Number 6 to Franchise Agreement dated February 27, 1969 between Registrant as Distributor and Corum, Ries Bannwart and Co. as manufacturer, as previously amended, dated as of October 22, 1997.
         Incorporated herein by reference to Exhibit 10.2 to the Registrant's
         Quarterly Report on Form 10-Q for the quarter ended October 31, 1998.

EXHIBIT                                                                            SEQUENTIALLY
NUMBER                             DESCRIPTION                                     NUMBERED PAGE
-------                            -----------                                     -------------

 10.4    Franchise Agreement between Corum Watch Corporation and Corum, Ries,
         Bannwart & Co., dated February 27, 1969, as amended on April 16, 1979,
         February 22, 1980, April 20, 1982, January 1988 and February 19, 1993.
         Incorporated herein by reference to Exhibit 10.6 filed with the Company's Registration Statement on Form S-1 (Registration No.
         33-666000).

 10.5    Assignment Agreement, dated February 22, 1980, between Corum, Ries,
         Bannwart & Co. and Corum Watch Corporation. Incorporated herein by reference to Exhibit Number 10.7 filed with Company's Registration
         Statement on Form S-1 (Registration No. 33-666000).

 10.6 Agreement, dated January 1, 1992, between The Hearst Corporation and the Registrant, as amended on January 17, 1992. Incorporated herein by reference to Exhibit Number 10.8 filed with Company's Registration
         Statement on Form S-1 (Registration No. 33-666000).

 10.7 Letter Agreement between the Registrant and The Hearst Corporation dated October 24, 1994 executed October 25, 1995 amending License
         Agreement dated as of January 1, 1992, as amended. Incorporated herein by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form
         10-Q for the quarter ended October 31, 1995.

 10.8 Lease Agreement between the Registrant and Meadowlands Associates, dated October 31, 1986, for office space in Lyndhurst, New Jersey, together with the Non-Disturbance and Attornment Agreement, dated March
         11, 1987. Incorporated herein by reference to Exhibit Number 10.10 filed with Company's Registration Statement on Form S-1 (Registration
         No. 33-666000).

 10.9    Registrant's 1996 Stock Incentive Plan amending and restating the 1993
         Employee Stock Option Plan. Incorporated herein by reference to Exhibit
         10.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1996.**

 10.10   Line of Credit Letter Agreement dated July 18, 1997 between the
         Registrant and Fleet Bank, N.A. Incorporated herein by reference to
         Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the year ended January 31, 1998.

EXHIBIT                                                                            SEQUENTIALLY
NUMBER                             DESCRIPTION                                     NUMBERED PAGE
-------                            -----------                                     -------------
 10.11   Line of Credit Letter Agreement dated February 25, 1998 between the
         Registrant and Marine Midland Bank, N.A.

         Incorporated herein by reference to Exhibit 10.14 to Registrant's
         Annual Report on Form 10-K for the year ended January 31, 1998.

 10.12   Letter Agreement dated May 19, 1993 between Concord Watch Company, S.A.
         and Bern Cantonal Bank (English translation). Incorporated herein by reference to Exhibit Number 10.15 filed with Company's Registration
         Statement on Form S-1 (Registration No. 33-666000).

 10.13   Letter Agreement dated November 25, 1992 between Concord Watch Company,
         S.A. and Swiss Bank Corporation (English translation). Incorporated herein by reference to Exhibit Number 10.19 filed with Company's
         Registration Statement on Form S-1 (Registration No. 33-666000).

 10.14   Letter Agreement dated January 25, 1991 between Concord Watch Company,
         S.A. and Union Bank of Switzerland (English translation). Incorporated herein by reference to Exhibit Number 10.20 filed with Company's
         Registration Statement on Form S-1 (Registration No. 33-666000).

 10.15 Lease dated August 10, 1994 between Rockefeller Center Properties, as landlord and SwissAm Inc., as tenant for space at 630 Fifth Avenue, New
         York, New York. Incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July
         31 1994.

 10.16   First Amendment of Lease dated May 31, 1994 between Meadowlands
         Associates, as landlord and the Registrant, as tenant for additional space at 125 Chubb Avenue, Lyndhurst, New Jersey. Incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994.

 10.17 Death and Disability Benefit Plan Agreement dated September 23, 1994 between the Registrant and Gedalio Grinberg Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form
         10-Q for the quarter ended October 31, 1994.**

EXHIBIT                                                                            SEQUENTIALLY
NUMBER                             DESCRIPTION                                     NUMBERED PAGE
-------                            -----------                                     -------------
 10.18   Registrant's amended and restated Deferred Compensation Plan for
         Executives effective January 1, 1998 .** Incorporated herein by reference to Exhibit 10.25 to the Registrant's Annual Report on Form
         10-K for the year ended January 31, 1998.

 10.19   Credit Agreement dated as of January 31, 1996 among the Registrant,
         Chase Manhattan Bank (National Association) ("Chase"), NatWest Bank
         N.A. ("NatWest"), Marine Midland Bank and Chase as Agent and NatWest as
         Co-Agent. Incorporated herein by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended January 31,
         1996.

 10.20   Letter Agreement dated August 25, 1995 between the Registrant and
         Michael Bush together with Promissory Note dated October 25, 1995.
         Incorporated herein by reference to Exhibit 10.29 to the Registrant's
         Annual Report on Form 10-K for the year ended January 31, 1996.**

 10.21   Policy Collateral Assignment and Split Dollar Agreement dated December
         5, 1995 by and between the Registrant and The Grinberg Family Trust together with Demand Note dated December 5, 1995. Incorporated herein by reference to Exhibit 10.30 to the Registrant's Annual Report on Form
         10-K for the year ended January 31, 1996.**

 10.22   Lease dated April 15, 1996 between the Registrant and Belle Mead
         Corporation for premises at 1200 Wall Street West, Lyndhurst, New
         Jersey. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April
         30, 1996.

 10.23   License Agreement dated December 9, 1996 between the Registrant and
         Sara Lee Corporation. Incorporated herein by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the year ended
         January 31, 1997.

 10.24 Amendment number 1 to promissory note dated October 25, 1995 between the Registrant and Michael Bush. Incorporated herein by reference to
         Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997.

EXHIBIT                                                                            SEQUENTIALLY
NUMBER                             DESCRIPTION                                     NUMBERED PAGE
-------                            -----------                                     -------------
 10.25   Amended and Restated Credit Agreement dated as of July 23, 1997 among the Registrant, the Chase Manhattan Bank as Agent, Swingline Bank and
         Issuing Bank and Fleet Bank, N.A. as Co-Agent and the other Lenders signatory thereto. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
         July 31, 1997.

 10.26   Amendment to Amended and Restated Credit Agreement dated as of August
         5, 1997 among the Registrant, the Chase Manhattan Bank as Agent,
         Swingline Bank and Issuing Bank and Fleet Bank, N.A. as Co-Agent and the other Lenders signatory thereto. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 1997.

 10.27   Consent to Sublease dated as of June 18, 1997 among the Registrant,
         Meadowlands Associates and Alexander and Alexander Consulting Group,
         Inc. ("AACG"), and Sublease Agreement entered into as of May 7, 1997 by and between the Registrant and AACG. Incorporated herein to Exhibit
         10.3 to the Registrant's Quarterly Report in Form 10-Q for the quarter ended July 31, 1997.

 10.28 First Amendment to Lease dated April 8, 1998 between RCPI Trust, successor in interest to Rockefeller Center Properties ("Landlord") and Movado Retail Group, Inc., successor in interest to SwissAm Inc.
         ("Tenant") amending lease dated August 10, 1994 between Landlord and Tenant for space at 630 Fifth Avenue, New York, New York. Incorporated herein by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the year ended January 31, 1998.

 10.29   Line of Credit Letter Agreement dated November 10, 1997 between the
         Registrant and Fleet Bank, N.A. Incorporated herein by reference to
         Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the year ended January 31, 1998.

 10.30   Line of Credit Letter Agreement dated August 5, 1997 between the
         Registrant and Fleet Bank, N.A. Incorporated herein by reference to
         Exhibit 10.39 to the Registrant's Annual Report on Form 10-K for the year ended January 31, 1998.

 10.31 Note Purchase and Private Shelf Agreement dated as of November 30, 1998 between the Registrant and The Prudential Insurance Company of America.

EXHIBIT                                                                            SEQUENTIALLY
NUMBER                             DESCRIPTION                                     NUMBERED PAGE
-------                            -----------                                     -------------

 10.32   February 1999 Amendment and Waiver dated as of February 19, 1999 as to
         Amended and Restated Credit Agreement dated as of July 23, 1997 among the Registrant, the Chase Manhattan Bank as Agent, Swingline Bank and
         Issuing Bank and Fleet Bank, N.A. as Co-Agent and the other Lenders signatory thereto.

 21.1    Subsidiaries of the Registrant.

 23.1    Consent of PricewaterhouseCoopers LLP.

 27      Financial Data Schedule.

** Constitutes a compensatory plan or arrangement.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Shareholders of Movado Group, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 22 present fairly, in all material respects, the financial position of Movado Group, Inc. and its subsidiaries at January 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP
400 Campus Drive
Florham Park,  New Jersey
March 25, 1999

                               MOVADO GROUP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME AND
                              COMPREHENSIVE INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      FISCAL YEAR ENDED JANUARY 31,
                                                      -----------------------------
                                                      1999        1998         1997
                                                      ----        ----         ----
NET INCOME:
Net sales                                          $ 277,836   $ 237,005    $ 215,107
                                                   ---------   ---------    ---------
Costs and expenses:
       Cost of sales                                 111,766      97,456       95,031
       Selling, general and administrative           133,395     113,593       99,657
                                                   ---------   ---------    ---------
                                                     245,161     211,049      194,688
                                                   ---------   ---------    ---------
Operating income                                      32,675      25,956       20,419
Net interest expense                                   5,437       5,383        4,874
                                                   ---------   ---------    ---------
Income before income taxes                            27,238      20,573       15,545
Provision for income taxes                             6,265       4,731        3,853
                                                   ---------   ---------    ---------
Net income                                         $  20,973   $  15,842    $  11,692
                                                   =========   =========    =========
Net income per share - Basic                       $    1.63   $    1.35    $    1.04
                                                   =========   =========    =========
Net income per share - Diluted                     $    1.58   $    1.29    $    1.02
                                                   =========   =========    =========
COMPREHENSIVE INCOME:
Net income                                         $  20,973   $  15,842    $  11,692
Other comprehensive income, net of tax:
         Foreign currency translation adjustment       2,949      (3,281)     (12,194)
                                                   ---------   ---------    ---------
Comprehensive income (loss)                        $  23,922   $  12,561     $(   502)
                                                   =========   =========    =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                       JANUARY 31,
                                                                     ---------------
                                                                     1999       1998
                                                                     ----       ----
ASSETS
Current assets:
       Cash                                                        $   5,626    $  10,874
       Trade receivables, net                                        109,102       92,386
       Inventories                                                   104,027       98,183
       Assets held for sale                                           22,187           --
       Other                                                          21,489       18,206
                                                                   ---------    ---------
       Total current assets                                          262,431      219,649
Plant, property and equipment, net                                    22,998       18,909
Other assets                                                          10,946       10,511
                                                                   ---------    ---------
                                                                   $ 296,375    $ 249,069
                                                                   =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Loans payable to banks                                      $   2,200    $      --
       Current portion of long-term debt                              10,000       10,000
       Accounts payable                                               25,181       25,286
       Accrued liabilities                                            20,020       16,920
       Deferred and current taxes payable                             10,179       10,340
                                                                   ---------    ---------
       Total current liabilities                                      67,580       62,546
                                                                   ---------    ---------
Long-term debt                                                        55,000       35,000
Deferred and noncurrent foreign income taxes                           5,728        3,460
Other liabilities                                                      1,641        2,530
Shareholders' equity:
       Preferred Stock, $0.01 par value,
           5,000,000 shares authorized; no shares issued                  --           --
       Common Stock, $0.01 par value;
           20,000,000 shares authorized; 9,419,781 and 9,317,007
           shares issued, respectively                                    94           93
       Class A Common Stock, $0.01 par value,
           10,000,000 shares authorized; 3,530,922 and 3,556,793
           shares issued and outstanding, respectively                    35           36
       Capital in excess of par value                                 65,332       64,475
       Retained earnings                                             106,141       86,194
       Accumulated other comprehensive income                         (2,188)      (5,137)
       Treasury stock, 159,019 shares and 17,251 shares at cost,
                respectively                                          (2,988)        (128)
                                                                   ---------    ---------
          Total shareholders' equity                                 166,426      145,533
                                                                   ---------    ---------
Commitments and contingencies (Note 9)
                                                                   ---------    ---------
                                                                   $ 296,375    $ 249,069
                                                                   =========    =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               FISCAL YEAR ENDED JANUARY 31,
                                                                               -----------------------------
                                                                               1999        1998        1997
                                                                               ----        ----        ----
Cash flows from operating activities:
    Net income                                                              $ 20,973    $ 15,842    $ 11,692
    Adjustments to reconcile net income to net cash (used in) provided by operating activities:
         Depreciation and amortization                                         5,380       4,121       3,946
         Deferred and noncurrent foreign income taxes                          1,764         483         221
         Provision for losses on accounts receivable                           1,304       1,005       1,917
         Changes in current assets and liabilities:
                   Trade receivables                                         (24,693)    (18,699)     (4,096)
                   Inventories                                               (19,925)    (12,988)     (3,828)
                   Other current assets                                       (1,265)     (2,565)    (14,163)
                   Accounts payable                                              290         263       5,174
                   Accrued liabilities                                         3,352       3,841       4,301
                   Deferred and current taxes payable                            229       3,481        (377)
    Increase in other noncurrent assets                                         (314)       (592)     (1,285)
    (Decrease) increase in other noncurrent liabilities                          (29)       (307)        253
                                                                            --------    --------    --------
    Net cash (used in) provided by operating activities                      (12,934)     (6,115)      3,755
                                                                            --------    --------    --------
Cash flows from investing activities:
         Capital expenditures                                                (11,707)     (7,638)     (6,626)
         Goodwill, trademarks and other intangibles                           (1,835)     (1,421)       (294)
         Sale of subsidiary                                                    2,646          --          --
                                                                            --------    --------    --------
         Net cash used in investing activities                               (10,896)     (9,059)     (6,920)
                                                                            --------    --------    --------
Cash flows from financing activities:
         Proceeds from issuance of Common Stock, net of underwriting
             discounts and offering expenses                                      --      29,609          --
         Repayment of Senior Notes                                            (5,000)         --          --
         Proceeds from issuance of Series A Senior Notes                      25,000          --          --
         Net proceeds from (payment of) current bank borrowings                2,200      (7,570)      5,335
         Principal payments under capital leases                                (387)       (275)       (389)
         Stock options exercised                                                 627         431         212
         Dividends paid                                                       (1,026)       (939)       (720)
         Purchase of treasury stock                                           (2,860)         --          --
                                                                            --------    --------    --------
         Net cash provided by financing activities                            18,554      21,256       4,438
                                                                            --------    --------    --------
Effect of exchange rate changes on cash                                           28         (93)       (217)
                                                                            --------    --------    --------
Net (decrease) increase in cash                                               (5,248)      5,989       1,056
Cash at beginning of year                                                     10,874       4,885       3,829
                                                                            --------    --------    --------
Cash at end of  year                                                        $  5,626    $ 10,874    $  4,885
                                                                            ========    ========    ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                              ACCUMULATED
                                                                        CAPITAL                  OTHER
                                                             CLASS A   IN EXCESS                COMPRE-
                                       PREFERRED    COMMON   COMMON      OF PAR    RETAINED     HENSIVE     TREASURY
                                         STOCK       STOCK    STOCK      VALUE     EARNINGS      INCOME       STOCK
                                         -----       -----    -----      -----     --------      ------       -----
Balance, January 31, 1996                 $--         $64     $ 49      $34,199    $ 60,319     $ 10,338     $  (128)
    Net income                                                                       11,692
    Dividends ($0.064 per share)                                                       (720)
    Stock options exercised, net of
         tax benefit                                                        251
    Foreign currency translation
         adjustments                                                                             (12,194)
      Conversion of Class A Common
         Stock  to Common Stock                         1       (1)
                                          ---         ---     ----      -------    --------     --------     -------
Balance, January 31, 1997                  --          65       48       34,450      71,291       (1,856)       (128)
    Net income                                                                       15,842
    Dividends ($0.080 per share)                                                       (939)
    Stock options exercised                                                 431
    Proceeds from issuance of
         Common stock, net of
         Underwriting discounts
         and Offering expenses                         15                29,594
    Foreign currency translation
         adjustments                                                                              (3,281)
    Conversion of Class A Common
         Stock to Common Stock                         13      (12)
                                          ---         ---     ----      -------    --------     --------     -------
Balance, January 31, 1998                  --          93       36       64,475      86,194       (5,137)       (128)
    Net income                                                                       20,973
    Dividends ($0.080 per share)                                                     (1,026)
    Stock options exercised, net of
         tax Benefit                                                        857
    Common stock repurchased                                                                                  (2,860)
    Foreign currency translation
         adjustments                                                                               2,949
    Conversion of Class A Common
         Stock to Common Stock                          1       (1)
                                          ---         ---     ----      -------    --------     --------     -------
Balance, January 31, 1999                 $--         $94     $ 35      $65,332    $106,141     $ (2,188)    $(2,988)
                                          ===         ===     ====      =======    ========     ========     =======

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Movado Group, Inc. (the "Company") is a designer, manufacturer and distributor of quality watches with prominent brands in almost every price category comprising the watch industry. In fiscal 1999, the Company marketed six distinctive brands of watches: Movado, Concord, ESQ, Coach, Piaget and Corum, which compete in most segments of the watch market. On February 22, 1999, the Company completed the sale of substantially all its assets relating to the Piaget brand to VLG North America, Inc. ("VLG").

The Company designs and manufactures Concord and Movado watches primarily through its subsidiaries in Switzerland and the United States. ESQ watches are manufactured to the Company's specifications using Swiss movements by independent contractors located in the Far East. Coach watches are assembled in Switzerland by independent suppliers. The Company is also the exclusive distributor of Swiss-manufactured Corum watches in the United States, Canada, and the Caribbean. The Company distributes its watch brands through its United States operations as well as through sales subsidiaries in Canada, Hong Kong, Singapore and Switzerland and through a number of independent distributors located in various countries throughout the world.

In addition to its sales to trade customers and independent distributors, the Company sells Movado watches, Movado jewelry, table top accessories and other product line extensions within the Movado brand directly to consumers in its Company-operated Movado Boutiques. The Company also operates a number of Movado outlet stores throughout the United States, through which the Company sells discontinued and sample merchandise.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated.

Translation of foreign currency financial statements and foreign currency transactions

The financial statements of the Company's international subsidiaries have been translated into United States dollars by translating balance sheet accounts at year-end exchange rates and statement of operations accounts at average exchange rates for the year. Foreign currency transaction gains and losses are charged or credited to income as incurred. Foreign currency translation gains and losses are reflected in the equity section of the Company's consolidated balance sheet within accumulated other comprehensive income as foreign currency translation adjustments.

Sales and trade receivables

The Company's trade customers include department stores, jewelry store chains and independent jewelers. Movado, Concord and Coach watches are also marketed through a network of independent distributors. Sales are recognized upon shipment of products to trade customers. Accounts receivable are stated net of allowances for doubtful accounts of $2,567,000 and $2,187,000 at January 31, 1999 and 1998, respectively. One individual trade customer accounted for 10% and 12% of the Company's consolidated net sales in fiscal 1999 and 1998, respectively. No individual trade customer accounted for 10% or more of the Company's consolidated net sales in fiscal 1997.

The Company's concentrations of credit risk arise primarily from accounts receivable related to trade customers during the peak selling seasons. The Company has significant accounts receivable balances due from major department store chains. The Company's results of operations could be materially adversely affected in the event any of these customers or a group of these customers defaulted on all or a significant portion of their obligations to the Company as a result of financial difficulties.

Inventories

Inventories are valued at the lower of cost or market. The cost of domestic finished goods inventories is determined using the first-in, first-out (FIFO) method. The costs of finished goods inventories held by overseas subsidiaries and all component parts inventories are determined using average cost.

Plant, property and equipment

Plant, property and equipment at January 31, at cost, consists of the following (in thousands):

                                                  1999        1998
                                                  ----        ----
           Furniture and equipment              $ 34,586    $ 32,516
           Leasehold improvements                 11,096       9,558
                                                --------    --------
                                                  45,682      42,074

          Less:  accumulated depreciation        (22,684)    (23,165)
                                                --------    --------
                                                $ 22,998    $ 18,909
                                                ========    ========

Depreciation of furniture and equipment is provided using the straight-line method based on the estimated useful lives of assets which range from three to ten years. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the related lease or the estimated useful life of the leasehold improvement.

Goodwill and other intangibles

Other intangible assets consist primarily of trademarks and are recorded at cost. Trademarks are amortized over ten years, except in the case of costs associated with the Piaget and Corum trademarks, which are amortized over the remaining terms of the Piaget and Corum distribution agreements. Goodwill is amortized over 40 years. The Company reviews the carrying value of goodwill and other intangible assets for impairment whenever events or changes have occurred that would suggest an impairment of carrying value of an asset may not be recoverable. An impairment would be recognized when expected undiscounted future operating cash flows are lower than the carrying value. At January

31, 1999 and 1998, goodwill and other intangible assets at cost were $5,448,000 and $6,425,000, respectively, and related accumulated amortization of goodwill and other intangibles were $2,322,000 and $2,696,000, respectively.

Advertising

The Company expenses the production costs of an advertising campaign at the commencement date of the advertising campaign. Advertising expenses for fiscal 1999, 1998 and 1997, amounted to $53.8 million, $49.6 million and $38.7 million, respectively.

Income taxes

The Company and its domestic subsidiaries file a consolidated federal income tax return. Foreign income taxes have been provided based on the applicable tax rates in each of the foreign countries in which the Company operates. Certain Swiss income taxes are payable over several years; the portion of these taxes not payable within one year is classified as noncurrent. Noncurrent foreign income taxes included in the consolidated balance sheets at January 31, 1999 and 1998 were $2,098,000 and $1,139,000, respectively.

Earnings per share

In accordance with the provisions of SFAS No. 128, Earnings Per Share, the Company is presenting net income per share on a 'basic' and 'diluted' basis. Basic earnings per share is computed using weighted average shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for dilutive common stock equivalents.

The weighted average number of shares outstanding for basic earnings per share were 12,842,000, 11,736,000, and 11,273,000 for fiscal 1999, 1998 and 1997, respectively. For diluted earning per share, these amounts were increased by 414,000, 500,000 and 216,000 in fiscal 1999, 1998 and 1997, respectively, due to potentially dilutive common stock equivalents issuable under the Company's stock option plan. There were no anti-dilutive common stock equivalents in the years presented.

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

Stockholders Equity

The Company's Class A Common Stock entitles the holder thereof to 10 votes per share on all matters submitted to a vote of shareholders. Each share of Common Stock is entitled to one vote per share.

In March 1998, the Company's Board of Directors authorized the repurchase of 400,000 shares of the Company's Common Stock. As of January 31, 1999, the Company has repurchased 142,200 shares at an aggregate cost of $2.9 million. In March 1999, the Board approved a revised stock repurchase program for the repurchase of shares of the Company's Common Stock up to an aggregate repurchase price of $10.0 million, in addition to the shares previously purchased.

New Accounting Standards

As of February 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Under SFAS 130, foreign currency translation adjustments, which had been reported separately in shareholders' equity prior to adoption, are included in other comprehensive income. No provision has been made for taxes on foreign subsidiaries' undistributed earnings, because it is management's intention to permanently reinvest the earnings of foreign subsidiaries within the business of those companies. Amounts in prior year financial statements have been reclassified to conform to SFAS 130.

Additionally, in fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This pronouncement establishes standards for the reporting of financial information about a Company's operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 was effective January 31, 1999 and has been adopted for all periods presented.

These statements affect only financial statement presentation and disclosure. Adoption of the new Standards did not have an impact on the Company's consolidated financial position or results of operations.

The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) in June 1998, which establishes accounting and reporting standards for derivative instruments. SFAS 133 which is effective for the first quarter of fiscal 2001, requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting practices for hedge instruments. Management of the Company is currently analyzing the effect, if any, SFAS 133 will have on the Company's consolidated financial position and results of operations.

NOTE 2 - INVENTORIES

         Inventories consist of the following (in thousands):

                                                     JANUARY 31,
                                                   ---------------
                                                   1999       1998
                                                   ----       ----
           Finished goods                        $ 64,438   $ 61,960
           Work-in-process and component parts     39,589     36,223
                                                 --------   --------
                                                 $104,027   $ 98,183
                                                 ========   ========

NOTE 3 - BANK CREDIT ARRANGEMENTS AND LINES OF CREDIT

In order to meet the increase in working capital requirements, the Company's revolving credit and working capital lines with its domestic bank group were amended in July 1997 to provide for a three-year $90.0 million unsecured revolving line of credit, pursuant to the Restated Bank Credit Agreement, and to provide for $28.3 million and $31.6 million of uncommitted working capital lines of credit at January 31, 1999 and 1998, respectively. These new facilities replaced a $20.0 million revolving line of credit and $35.0 million domestic working capital lines of credit and certain of the Company's Swiss working capital lines. At January 31, 1999 and January 31, 1998, the

Company had $5 million outstanding under the Restated Bank Credit Agreement. The Restated Bank Credit Agreement provides for various rate options including the federal funds rate plus a fixed rate, the prime rate or a fixed rate plus the LIBOR rate. The Company pays a facility fee on the unused portion of the credit facility. The agreement also contains certain financial covenants based on fixed coverage ratios, leverage ratios and restrictions which limit the Company on the sale, transfer or distribution of corporate assets, including dividends and limit the amount of additional debt outstanding to $20 million. The Company was in compliance with these restrictions and covenants at January 31, 1999. The amount of $5.0 million outstanding at January 31, 1999 and 1998 is included in Long-term debt. The domestic unused line of credit was $111.1 million and $116.6 million at January 31, 1999 and 1998, respectively.

The Company's Swiss subsidiaries maintain secured and unsecured lines of credit with Swiss banks, a majority of which have an unspecified duration. Available credit under these lines totaled 8,000,000 Swiss francs and 12,870,000 Swiss francs, with dollar equivalents of approximately $5,633,000 and $8,708,000 at January 31, 1999 and 1998, respectively. One subsidiary's credit line contains a covenant requiring maintenance of retained earnings above a specified minimum level. This subsidiary was in compliance with this covenant at January 31, 1999 and 1998. There are no other restrictions on transfers in the form of dividends, loans or advances to the Company by its foreign subsidiaries.

Outstanding borrowings against the Company's aggregate demand lines of credit were $2,200,000 at January 31, 1999. There were no borrowings under these credit lines at January 31, 1998. Aggregate maximum and average monthly outstanding borrowings against the Company's lines of credit and related weighted average interest rates during fiscal 1999, 1998 and 1997 were as follows (in thousands):

                                          FISCAL YEAR ENDED JANUARY 31,
                                          -----------------------------
                                           1999       1998       1997
                                           ----       ----       ----
        Maximum borrowings               $70,900    $72,560    $56,143
        Average monthly borrowings       $41,229    $41,564    $34,302
        Weighted average interest rate       6.9%       6.4%       5.9%

Weighted average interest rates were computed based on average month-end outstanding borrowings and applicable average month-end interest rates.


NOTE 4 - LONG-TERM DEBT

         The components of long term debt as of January 31, were as follows (in thousands):

                                                1999      1998
                                                ----      ----
                      Senior Notes            $35,000   $40,000
                      Series A Senior Notes    25,000        --
                      Revolving Credit Line     5,000     5,000
                                              -------   -------

                                              $65,000   $45,000
                      Less current portion     10,000    10,000
                                              -------   -------
                      Long-term debt          $55,000   $35,000
                                              =======   =======

Senior Notes due January 31, 2005 (the "Senior Notes") were issued in a private placement completed in fiscal 1994 and bear interest at 6.56% per annum, payable semiannually on July 31 and January 31, and are subject to annual payments of $5.0 million commencing January 31, 1998 (or next business day). Accordingly, such amounts have been classified as a current liability in fiscal 1999 and 1998. The Company has the option to prepay amounts due to holders of the Senior Notes at 100% of the principal plus a "make-whole" premium and accrued interest.

The Series A Senior Notes ("Series A Senior Notes") were issued on December 1, 1998 under a Note Purchase and Private Shelf Agreement and bear interest at 6.90% per annum. Interest is payable semi-annually on April 30 and October 30 and mature on October 30, 2010 and are subject to annual payments of $5.0 million commencing October 31, 2006. The Note Purchase and Private Shelf Agreement also provides for the issuance, up to two years after the date thereof, of senior promissory notes in the aggregate principal amount of up to an additional $25 million with maturities up to 12 years from their date of issuance.

The agreements governing the Senior Notes and Series A Senior Notes contain certain restrictions and covenants which generally require the maintenance of a minimum net worth, limit the amount of additional secured debt the Company can incur and limit the sale, transfer or distribution of corporate assets including dividends. The Company was in compliance with these restrictions and covenants at January 31, 1999.

Included in Long-term debt at January 31, 1999 and 1998 was $5.0 million related to the Company's revolving credit agreement as described in Note 3.

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

The Company hedges against foreign currency exposure using forward exchange contracts, purchased foreign currency options and open market purchases to cover identifiable inventory purchase commitments and occasionally equity invested in its international subsidiaries. Due to production lead times, the Company hedges identified inventory purchase commitments generally over a period of up to eighteen months.

The Company has established strict counterparty credit guidelines and only enters into foreign currency transactions with financial institutions of investment grade or better. At January 31, 1999 and 1998, the

Company had foreign currency trading lines totaling $165,000,000 with various banks. To minimize the concentration of credit risk, the Company enters into hedging transactions with each of these banks. As a result, the Company considers the risk of counterparty default to be minimal.

The following table presents the aggregate contract amounts and fair values, based on dealer quoted prices, of the Company's financial instruments outstanding at January 31, 1999 and 1998. Foreign currency forward contracts included below mature within one year. Currency Option Contracts at January 31, 1999 and 1998 generally mature after one year. All financial instruments included below were held for hedging purposes only. Contract amounts (in thousands) consist primarily of U.S. dollar - Swiss franc contracts.

                                                    AS OF JANUARY 31,
                                         ---------------------------------------
                                                1999                 1998
                                         -----------------    ------------------
                                         CONTRACT     FAIR    CONTRACT     FAIR
                                          AMOUNTS    VALUES    AMOUNTS    VALUES
                                         --------    ------   --------    ------
Foreign Currency Forward Contracts        $11,399   $11,511    $ 9,036   $ 9,187
Currency Option Contracts                 $38,625   $ 2,829    $39,486   $   576

The contract amounts of these foreign currency forward amounts and purchased options do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of the exposure of the Company through its use of these financial instruments. The amounts exchanged are calculated on the basis of the contract amounts and the other terms of the financial instruments, which relate to exchange rates. As of January 31, 1999 and 1998, the receivable from banks recorded in current assets associated with closed contract positions was $1,547,000 and $1,000, respectively.

The estimated fair values of these foreign currency forward amounts and purchased options used to hedge the Company's risks will fluctuate over time. These fair value amounts should not be viewed in isolation, but rather in relation to the fair values of the underlying hedged transactions and investments and the Company's overall exposure to fluctuations in foreign exchange rates.

Gains and losses from and premiums paid for forward or option transactions that hedge inventory purchase commitments are included in the carrying cost of inventory and are recognized in cost of sales upon sale of the inventory. Net deferred charges from hedging amounted to $807,000 and $375,000 at January 31, 1999 and 1998, respectively, and were included in other current assets on the accompanying balance sheet.

NOTE 6 - FAIR VALUE OF OTHER FINANCIAL INSTRUMENTS

The estimated fair value of the Company's Senior Notes and Series A Senior Notes at January 31, 1999 approximated the carrying value of the notes. The difference between market-based interest rates at the balance sheet date and the 6.56% and 6.90% fixed rates of the notes was minimal. The fair value of the Company's other monetary assets and liabilities approximate carrying value due to the relatively short-term nature of these items.

NOTE 7 - INCOME TAXES

The provision for income taxes for the fiscal years ended January 31, 1999, 1998 and 1997 consists of the following components (in thousands):

                                                1999          1998         1997
                                                ----          ----         ----
Current:
       U.S. Federal                           $ 1,500       $   725      $ 1,667
       U.S. State and Local                       444           192          477
       Non-U.S                                  1,888         1,542          860
                                              -------       -------      -------
                                                3,832         2,459        3,004
                                              -------       -------      -------
Noncurrent:
       U.S. Federal                                --            --           --
       U.S. State and Local                        --            --           --
       Non-U.S                                  1,924         1,680          845
                                              -------       -------      -------
                                                1,924         1,680          845
                                              -------       -------      -------
Deferred:
       U.S. Federal                              (750)           --           --
       U.S. State and Local                        --            --           --
       Non-U.S                                  1,259           592            4
                                              -------       -------      -------
                                                  509           592            4
                                              -------       -------      -------
Provision for income taxes                    $ 6,265       $ 4,731      $ 3,853
                                              =======       =======      =======

Deferred income taxes reflect the tax effect of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. Deferred income taxes have been classified as current or noncurrent on the consolidated balance sheets based on the underlying temporary differences and the expected due dates of taxes payable upon reversal. Significant components of the Company's deferred income tax assets and liabilities for the fiscal year, ended January 31, 1999 and 1998 consist of the following (in thousands):

                                      1999 DEFERRED TAX      1998 DEFERRED TAX
                                    ---------------------  ---------------------
                                     ASSETS   LIABILITIES   ASSETS   LIABILITIES
                                    -------   -----------  -------   -----------
Operating loss carryforwards        $ 2,400     $    --    $ 2,092     $    --
Rent accrual                            417          --        542          --
Inventory reserve                     1,038       6,218        813       5,516
Receivable allowance                    816       1,370        643         565
Depreciation/amortization             1,191          --      1,043          --
Other                                   948          22        637         271
                                    -------     -------    -------     -------
                                      6,810       7,610      5,770       6,352
Valuation allowance                  (2,660)         --     (2,370)         --
                                    -------     -------    -------     -------
Total                               $ 4,150     $ 7,610    $ 3,400     $ 6,352
                                    =======     =======    =======     =======

As of January 31, 1999, the Company had foreign net operating loss carryforwards of approximately $5.5 million, which are available to offset taxable income in future years. As of January 31, 1999, the Company continued to maintain a 100% valuation allowance with respect to the tax benefit of foreign net operating loss carryforwards and other foreign tax assets. Since the Company's tax assets relate primarily to its former sales office in Germany, which is currently operated by an independent distributor, the Company's assessment is that the tax assets will not likely be utilized in the foreseeable future. Management is continuing to evaluate the appropriate level of allowance based on future operating results and changes in circumstances.

The provision for income taxes differs from the amount determined by applying the U.S. federal statutory rate as follows (in thousands):

                                                                FISCAL YEAR ENDED JANUARY 31,
                                                                -----------------------------
                                                                 1999       1998       1997
                                                                 ----       ----       ----
Provision for income taxes at the U.S. statutory rate          $ 9,533    $ 7,200    $ 5,441
Realization of capital and operating loss carryforwards             --        (88)        --
Lower effective foreign income tax rate                         (3,685)    (2,582)    (2,369)
Tax provided on repatriated earnings of foreign subsidiaries       252        262        308
State and local taxes, net of federal benefit                      134        127        315
Other                                                               31       (188)       158
                                                               -------    -------    -------
                                                               $ 6,265    $ 4,731    $ 3,853
                                                               =======    =======    =======

No provision has been made for taxes on foreign subsidiaries' undistributed earnings of approximately $120,000,000 at January 31, 1999, as those earnings are considered to be reinvested for an indefinite period. As such, no additional taxes have been provided for on these earnings.

NOTE 8 - OTHER ASSETS

In fiscal 1996, the Company entered into an agreement with a trust which owns an insurance policy issued on the lives of the Company's Chairman and Chief Executive Officer and his spouse. Under that agreement the trust has assigned the insurance policy to the Company as collateral to secure repayment by the trust of interest-free loans to be made by the Company in amounts sufficient for the trust to pay the premiums on said insurance policy ($740,000 per annum). Under the agreement, the trust will repay the loans from the proceeds of the policy. The Company had loaned approximately $2,361,000 and $1,620,000 under this agreement at January 31, 1999 and 1998, respectively.

NOTE 9 - LEASES, COMMITMENTS AND CONTINGENCIES

Rent expense for equipment and distribution, factory and office facilities held under operating leases was approximately $5,470,000, $4,680,000 and $4,270,000 in fiscal 1999, 1998 and 1997, respectively. Minimum annual rentals at January 31, 1999 under noncancelable operating leases which do not include escalations that will be based on increases in real estate taxes and operating costs are as follows:

                             YEAR ENDING JANUARY 31,
                                 (IN THOUSANDS):

                               2000            $5,680
                               2001             5,257
                               2002             4,443
                               2003             3,027
                               2004             2,380
                        2005 and thereafter     6,339
                                              -------
                                              $27,126
                                              =======

The Company has entered into capital leases to finance the cost of enhancing its management information systems in the United States and Switzerland. The gross value of computer equipment recorded under capital leases was $3,848,000 as of January 31, 1999 and 1998. Accumulated depreciation of computer equipment recorded under capital leases was $3,436,000 and $2,884,000 as of January 31, 1999 and 1998, respectively.

Future minimum lease payments for equipment under capital leases at January 31, 1999 are as follows:

                             YEAR ENDING JANUARY 31,
                                 (IN THOUSANDS):

               2000                                         $ 71
                                                            ----
               Total minimum lease obligations                71
               Less interest                                  (2)
                                                            ----
               Present value of minimum lease obligations     69
               Less current portion                          (69)
                                                            ----
               Net amount due after one year                $  -
                                                            ====

Due to the nature of its business as a luxury consumer goods distributor, the Company is exposed to various commercial losses. The Company believes it is adequately insured against such losses.

NOTE 10 - EMPLOYEE BENEFIT PLANS

The Company maintains an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. Company contributions and expenses of administering the Employee Savings Plan amounted to $430,000, $143,000 and $127,000 in fiscal 1999, 1998 and 1997, respectively.

Effective June 1, 1995, the Company adopted a defined contribution supplemental executive retirement plan ("SERP"). The SERP provides eligible executives with supplemental pension benefits in addition to amounts received under the Company's other retirement plan. The Company makes a matching contribution which vests equally over five years. During fiscal 1999, 1998 and 1997, the Company recorded expenses related to the SERP of approximately $338,000, $190,000 and $138,000, respectively, which includes costs related to phantom shares.

During fiscal 1999, the Company adopted a Stock Bonus Plan for all employees not in the SERP. Under the terms of this stock bonus plan, the Company contributes a discretionary amount to the trust established under the plan. Each plan participant vests after five years in 100% of their respective pro-rata portion of such contribution. For fiscal 1999, the Company recorded an expense of $209,000 related to this plan.

On September 23, 1994, the Company entered into a Death and Disability Benefit Plan agreement with the Company's Chairman and Chief Executive Officer. Under the terms of the agreement, in the event of the Chairman's death or disability, the Company is required to make an annual benefit payment of approximately $300,000 to his spouse for the lesser of ten years or her remaining lifetime. Neither the agreement nor the benefits payable thereunder are assignable and no benefits are payable to the estates or heirs of the Chairman or his spouse. Results of operations include an actuarially determined charge related to this plan of approximately $101,000, $92,000 and $85,000 for fiscal 1999, 1998 and 1997, respectively.

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

Transactions in stock options under the Plan since fiscal 1996 are summarized as follows:

                                         OUTSTANDING  OPTION PRICE
                                           OPTIONS      PER SHARE
                    January 31, 1996       578,063       $ 7.43
                    Options granted        429,375        10.98
                    Options exercised      (36,750)        7.47
                    Options forfeited      (14,813)        7.47
                                         ---------
                    January 31, 1997       955,875         9.02
                    Options granted        227,964        13.49
                    Options exercised      (51,250)        8.43
                    Options forfeited       (6,189)        9.69
                                         ---------
                    January 31, 1998     1,126,400         9.91
                    Options granted        282,749        25.53
                    Options exercised      (63,250)        9.02
                    Options forfeited      (62,289)       13.39
                                         ---------
                    January 31, 1999     1,283,610       $13.23
                                         =========

Options exercisable at January 31, 1999, 1998 and 1997 were 538,216, 373,684 and 260,850, respectively.

The weighted-average fair value of each option grant estimated on the date of grant using the Black-Scholes option-pricing model is $13.34, $6.53 and $3.47 per share in fiscal 1999, 1998 and 1997, respectively. The following weighted-average assumptions were used for grants in fiscal 1999, 1998 and 1997: dividend yield of 0.3% for fiscal 1999, 0.4% for fiscal 1998 and 2.0% for fiscal 1997; expected volatility of 45% for fiscal 1999, 38% for fiscal 1998 and 26% for fiscal 1997, risk-free interest rates of 4.7% for fiscal 1999, and 5.6% for fiscal 1998 and 1997, and expected lives of seven years for fiscal 1999, 1998 and 1997.

The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Company's fiscal 1999, 1998 and 1997 grants for stock-based compensation plans been determined based on the fair value at the grant dates and recognized ratably over the vesting period, the Company's net income and net income per share for fiscal 1999, 1998 and 1997 would approximate the pro forma amounts below (in thousands except per share data):

                                      1999                1998                1997
                               -----------------   -----------------   -----------------
                                  AS        PRO       AS        PRO       AS        PRO
                               REPORTED    FORMA   REPORTED    FORMA   REPORTED    FORMA
                               --------    -----   --------    -----   --------    -----
Net Income                      $20,973   $19,856   $15,842   $15,306   $11,692   $11,392
Net Income per share-Basic      $  1.63   $  1.55   $  1.35   $  1.30   $  1.04   $  1.01
Net Income per share-Diluted    $  1.58   $  1.50   $  1.29   $  1.25   $  1.02   $  0.99

The pro forma impact takes into account options granted since February 1, 1995 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period.

The following table summarizes outstanding and excisable stock options as of January 31, 1999:

                                  WEIGHTED-
                                   AVERAGE     WEIGHTED-                 WEIGHTED-
                                  REMAINING     AVERAGE                   AVERAGE
    RANGE OF         NUMBER      CONTRACTUAL   EXERCISE       NUMBER     EXERCISE
EXERCISE PRICES   OUTSTANDING   LIFE (YEARS)     PRICE     EXERCISABLE     PRICE
---------------------------------------------------------------------------------
 $5.00 -  $9.99      724,026        6.2         $ 8.41       463,024      $ 8.02
$10.00 - $14.99      265,934        8.0         $13.14        69,792      $13.16
$15.00 - $19.99       42,250        9.4         $16.06         1,650      $16.33
$20.00 - $24.99       31,250        9.1         $23.37         1,250      $22.87
$25.00 - $29.75      220,150        9.1         $27.24         2,500      $26.50
---------------------------------------------------------------------------------
 $5.00 - $29.75    1,283,610        7.2         $13.23       538,216      $ 8.83
=================================================================================

NOTE 11 - SEGMENT INFORMATION

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires reporting certain financial information according to the "management approach." This approach requires reporting information regarding operating segments on the basis used internally by management to evaluate segment performance. SFAS 131 also requires disclosures about products and services, geographic areas and major customers.

The Company divides its business into two major geographic segments: "Domestic", which includes the results of the Company's United States and Canadian operations, and "International", which includes the results of all other Company operations. The Company's international operations are principally conducted in Europe. The Company's international assets are substantially located in Europe. Other international operations constituted less than 10% of consolidated total assets for all periods presented.

The Company conducts its business primarily in two operating segments:
"Wholesale" and "Other". The Company's wholesale segment includes the designing, manufacturing and distribution of quality watches. Other includes the Company's retail and service center operations. The accounting policies of the segments are the same as those described in "Significant Accounting Polices". The Company evaluates segment performance based on operating profit.

OPERATING SEGMENT DATA AS OF JANUARY 31 (IN THOUSANDS):

                               NET SALES                     OPERATING PROFIT
                     ------------------------------   ------------------------------
                       1999       1998       1997        1999       1998      1997
                     ------------------------------   ------------------------------
Wholesale            $245,783   $210,908   $191,381   $ 34,631    $24,277   $ 20,178
Other                  32,053     26,097     23,726     (1,597)     1,963        623
Elimination(1)                                            (359)      (284)      (382)
                     ------------------------------   ------------------------------
Consolidated total   $277,836   $237,005   $215,107   $ 32,675    $25,956   $ 20,419
                     ==============================   ==============================

                             SEGMENT ASSETS
                     ------------------------------
                       1999       1998       1997
                     ------------------------------
Wholesale            $287,079   $237,382   $202,267
Other                   3,670        813      1,291
Corporate(2)            5,626     10,874      4,885
                     ------------------------------
Consolidated total   $296,375   $249,069   $208,443
                     ==============================

GEOGRAPHIC SEGMENT DATA (IN THOUSANDS):

                               NET SALES                    LONG-LIVED ASSETS
                     ------------------------------   ---------------------------
                       1999       1998       1997       1999      1998      1997
                     ------------------------------   ---------------------------
Domestic             $245,865   $196,064   $177,039   $17,222   $13,324   $10,280
International         199,060    152,997    123,806     5,776     5,585     4,786
Elimination(3)       (167,089)  (112,056)   (85,738)
                     ------------------------------   ---------------------------
Consolidated total   $277,836   $237,005   $215,107   $22,998   $18,909   $15,066
                     ==============================   ===========================

                       INCOME BEFORE INCOME TAXES
                     ------------------------------
                       1999       1998       1997
                     ------------------------------
Domestic                 $982     $1,796     $3,102
International          26,615     19,061     12,825
Elimination(1)           (359)      (284)      (382)
                     ------------------------------
Consolidated total    $27,238    $20,573    $15,545
                     ==============================


(1) Elimination of inter-segment management fees.
(2) Corporate assets include cash.
(3) Elimination of intercompany sales between domestic and international units.

NOTE 12 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents unaudited selected interim operating results of the Company for fiscal 1999 and 1998 (in thousands, except per share amounts):

                                                    QUARTER ENDED
                                    APR 30        JUL 31      OCT 31     JAN 31
                                   ---------------------------------------------
1999
    Net sales                      $ 41,650      $68,934     $97,455     $69,797
    Gross profit                   $ 24,714      $39,565     $57,488     $44,303
    Net income                     $    148      $ 3,386     $12,007     $ 5,432

PER SHARE:
    Net income:
       Basic                       $   0.01      $  0.26     $  0.94     $  0.42
       Diluted                     $   0.01      $  0.25     $  0.91     $  0.41

1998
    Net sales                      $ 34,918      $56,994     $84,536     $60,557
    Gross profit                   $ 19,901      $32,226     $49,098     $38,324
    Net (loss) income              $   (260)     $ 2,355     $ 9,308     $ 4,439

PER SHARE:
    Net (loss) income:
       Basic                       $  (0.02)     $  0.21     $  0.81     $  0.35
       Diluted                     $  (0.02)     $  0.20     $  0.77     $  0.34

As each quarter is calculated as a discrete period, the sum of the four quarters may not equal the calculated full year amount. This is in accordance with prescribed reporting requirements.

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows (in thousands):

                                                   FISCAL YEAR ENDED JANUARY 31,
                                                   -----------------------------
                                                     1999      1998      1997
                                                   -----------------------------
Cash paid (received) during the year for:
       Interest                                     $5,274   $ 4,580    $5,141
       Income taxes                                 $4,585   $   (26)   $4,321
Non cash investing and financial activities:
       Equipment acquired under capital lease          $--       $--    $  217

NOTE 14 - SUBSEQUENT EVENT

On December 22, 1998, the Company entered into an agreement with VLG North America, Inc. ("VLG") for the sale to VLG of substantially all of the assets, properties and rights related to the Piaget business. The transaction was completed on February 22, 1999 at a sale price of approximately $30.0 million. The Company will report a pretax gain, representing the excess of the sale price over the net book value of the assets sold at January 31, 1999, during the first quarter of fiscal 2000. Accordingly, the Company recorded $22.2 million in assets held for sale at January 31, 1999.

                                   SCHEDULE II

                               MOVADO GROUP, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                     BALANCE AT  PROVISION
                                     BEGINNING   CHARGED TO    CURRENCY       NET       BALANCE AT
           DESCRIPTION                OF YEAR    OPERATIONS  REVALUATION   WRITE-OFFS  END OF YEAR
           -----------                -------    ----------  -----------   ----------  -----------
Year ended January 31, 1999:
  Allowance for doubtful accounts      $2,187      $1,304       $   7       $  (931)      $2,567

Year ended January 31, 1998:
  Allowance for doubtful accounts      $3,876      $1,005       $ (38)      $(2,656)      $2,187

Year ended January 31, 1997:
  Allowance for doubtful accounts      $3,323      $1,917       $(109)      $(1,255)      $3,876


                                                 BALANCE AT      PROVISION
                                                BEGINNING OF     (BENEFIT)                    BALANCE AT
                                                    YEAR          CHARGED      ADJUSTMENTS   END OF YEAR
                                                    ----          -------      -----------   -----------
Year ended January 31, 1999:
  Deferred tax assets valuation allowance          $2,370          $ 290           $0          $2,660

Year ended January 31, 1998:
  Deferred tax assets valuation allowance          $2,580          $(210)          $0          $2,370

Year ended January 31, 1997:
  Deferred tax assets valuation allowance          $2,439          $ 141           $0          $2,580

abc
                                       S-1