Form 10-Q
period 1999-04-30
MOVADO GROUP INC
filed 1999-06-14
CIK 72573

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1999

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

     As of May 28, 1999 the Registrant had 3,517,000 shares of Class A Common Stock, par value $0.01 per share, outstanding and 9,459,688 shares of Common Stock, par value $0.01 per share, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               MOVADO GROUP, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 APRIL 30, 1999

                                                                                                              Page
                                                                                                              ----
Part I       Financial Information

             Item 1.          Consolidated Balance Sheets at April 30, 1999, January 31, 1999 and April
                              30, 1998                                                                          3

                              Consolidated Statements of Income for the three months ended April 30,
                              1999 and 1998                                                                     4

                              Consolidated Statements of Cash Flows for the three months ended April 30,
                              1999 and 1998                                                                     5

                              Notes to Consolidated Financial Statements                                        6

             Item 2.          Management's Discussion and Analysis of Financial Condition and Results of
                              Operations                                                                        8

Part II      Other Information

             Item 6.          Exhibits and Reports on Form 8-K                                                 12

Signatures                                                                                                     13

Exhibit Index                                                                                                  14

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (Unaudited)

                                                                        APRIL 30,       JANUARY 31,       APRIL 30,
                                                                          1999             1999              1998
                                                                        ---------       -----------       ---------
ASSETS

Current assets:
    Cash and cash equivalents                                           $  37,614        $   5,626        $   2,387
    Trade receivables, net                                                109,431          109,102           82,645
    Inventories                                                           119,757          104,027          110,025
    Assets held for sale                                                        -           22,187                -
    Other                                                                  22,787           21,489           24,946
                                                                        ---------        ---------        ---------
       Total current assets                                               289,589          262,431          220,003
                                                                        ---------        ---------        ---------

Plant, property and equipment, net                                         25,297           22,998           21,575
Other assets                                                               12,433           10,946           11,183
                                                                        ---------        ---------        ---------
                                                                        $ 327,319        $ 296,375        $ 252,761
                                                                        =========        =========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Loans payable to banks                                              $  45,226        $   2,200        $  19,441
    Current portion of long-term debt                                       5,000           10,000            5,000
    Accounts payable                                                       24,333           25,181           20,609
    Accrued liabilities                                                    20,920           20,020           14,071
    Deferred and current taxes payable                                      9,221           10,179            8,547
                                                                        ---------        ---------        ---------
       Total current liabilities                                          104,700           67,580           67,668
                                                                        ---------        ---------        ---------


Long-term debt                                                             55,000           55,000           35,000
Deferred and non-current foreign income taxes                               5,471            5,728            3,391
Other liabilities                                                           1,648            1,641            2,480

Shareholders' equity:
    Preferred Stock, $0.01 par value,
       5,000,000 shares authorized; no shares issued                            -                -                -
    Common Stock, $0.01 par value,
       20,000,000 shares authorized;  9,448,938, 9,419,781 and
       9,336,204 shares issued, respectively                                   94               94               93
    Class A Common Stock, $0.01 par value,
       10,000,000 shares authorized; 3,517,000, 3,530,922 and
       3,555,486 shares issued and outstanding, respectively                   35               35               36
    Capital in excess of par value                                         65,229           65,332           64,521
    Retained earnings                                                     110,134          106,141           86,085
    Accumulated other comprehensive income                                (10,292)          (2,188)          (6,385)
    Treasury Stock, 238,519, 159,019 and 17,251  shares, at cost,
           respectively                                                    (4,700)          (2,988)            (128)
                                                                        ---------        ---------        ---------
                                                                          160,500          166,426          144,222
                                                                        ---------        ---------        ---------
                                                                        $ 327,319        $ 296,375        $ 252,761
                                                                        =========        =========        =========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                THREE MONTHS ENDED APRIL 30,
                                                ----------------------------
                                                     1999          1998
                                                   -------       -------
Net sales                                          $47,653       $41,650

Costs and expenses:
    Cost of sales                                   18,618        16,936
    Selling, general and administrative             27,039        23,510
                                                   -------       -------

Operating income                                     1,996         1,204

Net interest expense                                 1,147         1,012

Gain on disposition of business                      4,752             -
                                                   -------       -------

Income before income taxes                           5,601           192


Provision for income taxes                           1,289            44
                                                   -------       -------

Net income                                         $ 4,312       $   148
                                                   =======       =======

Basic earnings per share                         $  0.34       $  0.01
                                                   =======       =======

Diluted earnings per share                       $  0.33       $  0.01
                                                   =======       =======

Dividends declared per share                       $ 0.025       $ 0.020
                                                   =======       =======

Average shares outstanding                          12,771        12,873

Dilutive effect of stock options                       394           680
                                                   -------       -------

Average shares outstanding assuming dilution        13,165        13,553
                                                   =======       =======


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                                         THREE MONTHS ENDED APRIL 30,
                                                                         ----------------------------
                                                                             1999            1998
                                                                           --------        --------
Cash flows from operating activities:
   Net income                                                              $  4,312        $    148
   Adjustments to reconcile net income to net cash used in operating activities:
      Depreciation and amortization                                           1,193           1,102
      Deferred and non-current foreign income taxes                             114             (16)
      Provision for losses on accounts receivable                               265             207
      Gain on disposition of business                                        (4,752)              -
      Changes in current assets and liabilities:
          Trade receivables                                                    (592)          9,424
          Inventories                                                       (19,371)        (12,365)
          Other current assets                                               (1,380)         (7,719)
          Accounts payable                                                   (5,298)         (4,558)
          Accrued liabilities                                                (1,094)         (2,803)
          Deferred & current taxes payable                                     (554)         (1,683)
      Increase in other non-current assets                                     (819)           (656)
      (Decrease) increase in other non-current liabilities                     (185)             31
                                                                           --------        --------
   Net cash used in operating activities                                    (28,161)        (18,888)
                                                                           --------        --------

Cash flows used for investing activities:
   Capital expenditures                                                      (3,526)         (3,626)
   Proceeds from disposition of business                                     28,409               -
   Goodwill, trademarks and other intangibles                                  (655)           (109)
                                                                           --------        --------
   Net cash provided by (used in) investing activities                       24,228          (3,735)
                                                                           --------        --------

Cash flows from financing activities:
   Repayment of Senior Notes                                                 (5,000)         (5,000)
   Net proceeds from bank borrowings                                         43,058          19,441
   Principal payments under capital leases                                      (36)            (75)
   Stock options exercised                                                      125              50
   Dividends paid                                                              (319)           (257)
   Purchase of treasury stock                                                (1,712)              -
                                                                           --------        --------
   Net cash provided by financing activities                                 36,116          14,159
                                                                           --------        --------

Effect of exchange rate changes on cash and
cash equivalents                                                               (195)            (23)
                                                                           --------        --------

Net increase (decrease) in cash and cash equivalents                         31,988          (8,487)

Cash and cash equivalents at beginning of period                              5,626          10,874
                                                                           --------        --------

Cash and cash equivalents at end of period                                 $ 37,614        $  2,387
                                                                           ========        ========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Movado Group, Inc. (the "Company") in a manner consistent with that used in the preparation of the financial statements included in the Company's fiscal 1999 Annual Report filed on Form 10-K. In the opinion of management, the accompanying financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the periods presented. These consolidated financial statements should be read in conjunction with the aforementioned annual report.

NOTE 1 - INVENTORIES

Inventories consist of the following (in thousands):

                                          APRIL 30,     JANUARY 31,     APRIL 30,
                                            1999           1999           1998
                                          --------      ----------      --------
Finished goods                            $ 80,076       $ 64,438       $ 68,999
Work-in-process and component parts         39,681         39,589         41,026
                                          --------       --------       --------
                                          $119,757       $104,027       $110,025
                                          ========       ========       ========

NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows (in thousands):

                                          THREE MONTHS
                                         ENDED APRIL 30,
                                       -------------------
                                        1999         1998
                                       ------       ------
Cash paid during the period for:
  Interest                             $1,245       $1,572
  Income taxes                         $2,058        1,804

NOTE 3  - COMPREHENSIVE INCOME


The components of comprehensive income for the three months ended April 30, 1999 and 1998 are as follows (in thousands):

                                                1999           1998
                                              -------        -------
Net income                                    $ 4,312        $   148
Foreign currency translation adjustment        (8,104)        (1,248)
                                              -------        -------
Comprehensive loss                            ($3,792)       ($1,100)
                                              =======        =======

NOTE 4 - SEGMENT INFORMATION

In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires reporting certain financial information according to the "management approach." This approach requires reporting information regarding operating segments on the basis used internally by management to evaluate segment performance. The Company conducts its business primarily in two operating segments: "Wholesale" and "Other". The Company's wholesale segment includes the designing, manufacturing and distribution of quality watches. Other includes the Company's retail and service center operations. In fiscal 2000, the Statement also requires quarterly disclosure of certain segment information. Operating segment data as of April 30, 1999 and 1998 are as follows (in thousands):

                                                   NET SALES                   OPERATING PROFIT
                                           ------------------------        ------------------------
                                             1999            1998            1999            1998
                                           --------        --------        --------        --------
Wholesale                                  $ 41,156        $ 36,513        $  3,206        $  1,893
Other                                         6,497           5,137          (1,020)           (565)
Elimination (1)                                                                (190)           (124)
                                           --------        --------        --------        --------
Consolidated total                         $ 47,653        $ 41,650        $  1,996        $  1,204
                                           ========        ========        ========        ========

(1) Elimination of inter-segment management fees.

NOTE 5 - DISPOSITION OF BUSINESS

On December 22, 1998, the Company entered into an agreement with VLG North America, Inc. ("VLG") for the sale to VLG of substantially all of the assets, properties and rights related to the Piaget business. The transaction was completed on February 22, 1999 at a sales price of $28.4 million. After adjusting for the net assets sold and the expenses related to the sale, the Company earned an after tax gain of $3.7 million, or $0.28 per share. In fiscal 1999, the Piaget business had annual sales and operating income of approximately $14.2 million and $100,000 respectively.

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

RESULTS OF OPERATIONS

Three months ended April 30, 1999 compared to three months ended April 30, 1998.

Net Sales. Net sales increased 14.4% to $47.7 million in 1999 from $41.7 million in 1998. The increase was attributable to a 21.7% increase in domestic sales. The domestic sales increase was primarily due to increases in the sales of Concord, Movado and ESQ brands, and increases in retail sales made by the Company's outlet division and boutiques (as a result of both volume growth and new stores opened last year). The increase in domestic sales was offset somewhat by a decrease in the Coach brand. The decrease in the sales of Coach, however, was the result of significant initial shipments of the brand at the time of its launch in April 1998.

In addition, prior year first quarter results included sales within the Piaget brand and from a small Switzerland based watch component business both of which have been sold. Sales from ongoing operations increased 20% from the first quarter of last year.

Gross Margins. Gross margin for the three months ended April 30, 1999 was $29.0 million (60.9% of net sales) as compared to $24.7 million (59.3% of net sales) for the comparable prior year period. The increase in gross margins as a percentage of sales is primarily a function of the disposition of the Piaget distribution business, which had gross margins below the Company's manufactured brands.

Operating Expenses. Operating expenses increased 15.0% for the three months ended April 30, 1999 to 56.7% of net sales from 56.4% of net sales for the comparable prior year period. The increase in operating expenses is primarily due to an increase in advertising and marketing costs and general and administrative expenses. Advertising and marketing costs increased primarily due to a full quarter of advertising expenses for the Coach brand and Movado Boutiques in fiscal 2000 as compared to less than a full quarter of expenses in the corresponding prior year period. Both Coach and the Movado Boutiques were first launched in the first quarter of last year. Selling expenses increased due to incremental costs of three additional outlet stores. In addition, general and administrative expenses increased primarily due to expenses related to the Company's new core information system which was implemented in the United States in March 1999 as well as cost increases in employee benefit programs as a result of an increase in headcount.

Interest Expense. Net interest expense, which consists primarily of interest on the Company's 6.56% Senior Notes ("Senior Notes"), 6.90% Series A Senior Notes ("Series A Senior Notes") and borrowings against its working capital and revolving lines of credit was $1.1 million for the three months ended April 30, 1999 as compared to $1.0 million for the three months ended April 30, 1998. The increase relates to interest on the Series A Senior Notes issued in December 1998 and increased interest on working capital borrowings. The increase was partially offset by investment income from the investment of the proceeds from the disposition of the Piaget business.

Income Taxes. The Company recorded a provision for income taxes of $1.3 million and $44,000 for the three months ended April 30, 1999 and 1998, respectively. Taxes were provided at a 23% effective rate which the Company believes will approximate the effective annual rate for fiscal 2000; however, there can be no assurance of this as it is dependent on a number of factors including: mix of foreign to domestic earnings, local statutory tax rates and the Company's ability to utilize loss carryforwards in certain jurisdictions. The 23% effective rate differs from the United States statutory rate due to the mix of earnings between the Company's U.S. and international operations, the most significant of which are located in Switzerland. The Company's international operations are generally subject to tax rates that are significantly lower than U.S. statutory rates.

The first quarter 1999 tax provision includes approximately $1.1 million related to the gain of $4.8 million on the disposition of the Piaget business.

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

The Company has met its liquidity needs primarily through funds from operations and bank borrowings under working capital lines of credit with domestic and Swiss banks. The Company's future requirements for capital will relate not only to working capital requirements for the expected continued growth of its existing brands, but also to fund new product lines. In addition, the Company is required to make a $5 million sinking fund payment on January 31, 2000 in connection with its Senior Notes which were issued in the original principal amount of $40 million.

The Company's revolving credit and working capital lines with its domestic bank group provide for a three year, $90.0 million unsecured revolving line of credit, pursuant to an Amended and Restated Credit Agreement, dated July 23, 1997, among the Company, Chase Manhattan Bank, as agent, Fleet Bank N.A. as co-agent, and other banks signatory thereto ("Restated Bank Credit Agreement"), and $28.3 million of uncommitted working capital lines of credit. At April 30, 1999, the Company had $50.2 million in outstanding balances under the Restated Bank Credit Agreement, $5.0 million of which is included in Long-term debt.

In March 1998, the Company's Board of Directors authorized the repurchase of 400,000 shares of the Company's Common Stock. In March 1999, the Board approved a revised stock repurchase program for the repurchase of shares of the Company's Common Stock up to an aggregate repurchase price of $10.0 million in addition to the shares previously purchased. As of April 30, 1999, the Company had repurchased 221,700 shares at an aggregate cost of $4.8 million.

As of April 30, 1999, the Company's debt to total capitalization ratio was 39.6% as compared to 28.8% at January 31, 1999 and 29.2% at April 30, 1998. The increase in the debt to total capitalization from April 30, 1998 is primarily due to the issuance of the Series A Senior Notes in the fourth quarter of fiscal 1999. The increase from January 31, 1999 is primarily due to an increase in loans payable to banks.

The Company's net working capital, consisting primarily of trade receivables and inventories, amounted to $184.9 million at April 30, 1999, $194.9 million at January 31, 1999 and $152.3 million at April 30, 1998. The decrease in working capital from January 31, 1999 is primarily the result of an increase in loans payable to banks, proceeds of which were used to purchase inventories. The increase in working capital from April 30, 1998 is primarily due to an increase in receivables and inventory due to growth in the Company's business, and the proceeds from the sale of the Piaget business.

Accounts receivable at April 30, 1999 were $109.4 million as compared to $109.1 million at January 31, 1999 and $82.6 million at April 30, 1998. The growth in accounts receivable from April 30, 1998 is primarily the result of growth in the Company's business.

Inventories at April 30, 1999 were $119.8 million as compared to $104.0 million at January 31, 1999 and $110.0 million at April 30, 1998. The increase from January 31, 1999 relates to the anticipation of the upcoming selling season and the Company's new product lines. The increase from April 30, 1998 relates to the Company's new product lines offset somewhat by the disposition of the Piaget business.

The Company's fiscal 2000 year-to-date capital expenditures approximated $3.5 million as of April 30, 1999 and $3.6 million as of April 30, 1998. Expenditures in fiscal 2000 primarily related to the construction of the Company's sales booth for the Basel Fair in Switzerland and improvements in information systems. The Company expects that capital expenditures in the future will approximate the average of fiscal 1999 and 1998 levels.

YEAR 2000

General

Many older computer software programs and other equipment with embedded chips or processors (collectively "systems") refer to years in terms of their last two digits only. Such systems may incorrectly interpret the year 2000 to mean the year 1900. If not corrected, those systems could cause date related transaction failures.

Project

The Company initiated a project in 1997 (the "Project") to improve and standardize data and computer technology. The Project is designed to replace all obsolete hardware and software with systems that are Year 2000 compliant and in addition, to replace most business software systems. The Project calls for the replacement or upgrade of all PCs, servers, network components, desktop software, core business software which support manufacturing, distribution, sales, accounting, after sales service, retail point of sale, and electronic data interchange (EDI). A new global technical network infrastructure (hardware, software, and communication technology) has been implemented. A new retail point-of-sale and merchandise system that is Year 2000 compliant was implemented in fiscal 1999 for all store and headquarters locations. As part of the Project, new client/server core business applications software (which is designed to be Year 2000 compliant) supporting manufacturing, distribution, sales, accounting and after sales service was implemented in the U.S.

in March 1999. The Company has been working with System Software Associates, Inc. ("SSA") to complete implementation and testing as well as implementation and testing of the same applications software at the Company's Canadian, Far East and Swiss facilities. Such implementation is expected to be completed in Switzerland in February 2000 and in Canada and the Far East by the end of the first quarter of fiscal 2001. Existing business applications software systems operating in Canada and the Far East, however, have been made Year 2000 compliant in any event by the implementation of upgrades, which were completed in February 1999. The Company has developed and is utilizing a contingency plan with the goal of insuring that the Company's Swiss business systems are Year 2000 compliant. This plan calls for the implementation of certain upgrades and the remediation of applications software that is not Year 2000 compliant. The Swiss contingency plan including testing is expected to be completed in July 1999. The Company has tested the BPCS 6.0 applications software by reviewing the database and program definitions to confirm that the date formats are four digit year specific. The Company plans to conduct further testing by simulating the date change to January 1, 2000 during the second quarter of fiscal 2000. As a result of the Project and its contingency planning, the Company expects that it will be Year 2000 compliant, on a global basis, by the end of calendar year 1999.

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

Costs

Costs associated with systems replacement and modification to become Year 2000 compliant under the contingency plan (outside of the Project) are expected to be approximately $400,000. The estimated total cost of the Project is approximately $11.0 million. The total amount expended on the Project through April 30, 1999 was approximately $8.1 million. This estimate assumes that the Company will not incur significant Year 2000 related costs due to the failure of customers, vendors and other third parties to be Year 2000 compliant.

Risks

The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's result of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem. The Company believes that, with the implementation of new business systems, the completion of the Project and the implementation of the Company's contingency plan, the possibility of significant interruptions of normal operations should be reduced. No major information technology projects have been deferred as a result of the Project.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits

                  27 Financial Data Schedule for the three months ended April 30, 1999, submitted to the Securities and Exchange Commission in electronic format.


           (b)    Reports on Form 8-K

                  During the quarter ended April 30, 1999 the Company filed a Current Report on Form 8-K dated March 9, 1999 reporting matters under Item 2 thereof and including the following financial information of the Company: a pro forma balance sheet (unaudited) as of October 31, 1998; a pro forma statement of income (unaudited) for the nine months ended October 31, 1998; a pro forma statement of income (unaudited) for the fiscal year ended January 31, 1999 and notes to pro forma financial statements (unaudited).

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  MOVADO GROUP, INC.
                                                     (Registrant)

Dated:     June 14, 1999                    By:   /s/ Kenneth J. Adams
                                                  -----------------------------
                                                  Kenneth J. Adams
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (Chief Financial Officer and
                                                  Principal Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION

27                Financial Data Schedule for the three months ended April
                  30, 1999, submitted to the Securities and Exchange Commission in electronic format.