Form 10-Q
period 1999-07-31
MOVADO GROUP INC
filed 1999-09-14
CIK 72573

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999

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

     As of September 8, 1999 the Registrant had 3,509,773 shares of Class A Common Stock, par value $0.01 per share, outstanding and 9,476,353 shares of Common Stock, par value $0.01 per share, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               MOVADO GROUP, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                  JULY 31, 1999

                                                                                                              Page
                                                                                                              ----
Part I       Financial Information


             Item 1.          Consolidated Balance Sheets at July 31, 1999, January 31, 1999 and July
                              31, 1998                                                                          2

                              Consolidated Statements of Income for the six
                              months ended July 31, 1999 and 1998 and the three
                              months ended July 31, 1999 and 1998
                                                                                                                3

                              Consolidated Statements of Cash Flows for the six months ended July 31,
                              1999 and 1998                                                                     4

                              Notes to Consolidated Financial Statements                                        5

             Item 2.          Management's Discussion and Analysis of Financial Condition and Results of
                              Operations                                                                        7

Part II      Other Information

             Item 1           Legal Proceedings                                                                12

             Item 4.          Submission of Matters to a Vote of Security Holders                              12

             Item 6.          Exhibits and Reports on Form 8-K                                                 13

Signatures                                                                                                     14

Exhibit Index                                                                                                  15


                         PART 1 - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                               MOVADO GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                  (Unaudited)


                                              July 31,   JANUARY 31,  JULY 31,
                                                1999        1999        1998
                                              --------   -----------  --------

ASSETS
------

Current assets:
  Cash                                        $ 32,628    $  5,626    $  4,767
  Trade receivables, net                       104,641     109,102      98,766
  Inventories, net                             118,143     104,027     118,885
  Assets held for sale                            --        22,187        --
  Other                                         20,120      21,489      23,511
                                              --------    --------    --------
      Total current assets                     275,532     262,431     245,929
                                              --------    --------    --------
Plant, property and equipment, net              26,728      22,998      22,546
Other assets                                    13,021      10,946      11,658
                                              --------    --------    --------
                                              $315,281    $296,375    $280,133
                                              ========    ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Loans payable to banks                      $ 47,950    $  2,200    $ 36,055
  Current portion of long-term debt              5,000      10,000       5,000
  Accounts payable                              18,572      25,181      27,039
  Accrued liabilities                           15,081      20,020      13,349
  Deferred and current taxes payable             8,790      10,179       8,944
                                              --------    --------    --------
      Total current liabilities                 95,393      67,580      90,387
                                              --------    --------    --------

Long-term debt                                  50,000      55,000      35,000
Deferred and non-current foreign income
 taxes                                           6,286       5,728       3,798
Other liabilities                                1,627       1,641       2,460

Shareholders' equity
  Preferred Stock, $0.01 par value,
   5,000,000 shares authorized; no
   shares issued
  Common Stock, $0.01 par value,
   20,000,000 shares authorized;
   9,472,425, 9,419,781 and
   9,386,611, shares issued,
   respectively                                     95          94          94
  Class A Common Stock, $0.01 par
   value, 10,000,000 shares
   authorized; 3,509,773, 3,530,922
   and 3,533,529 shares issued and
   outstanding, respectively                        35          35          35
  Capital in excess of par value                65,403      65,332      64,792
  Retained earnings                            114,242     106,141      89,213
  Accumulated other comprehensive income        (7,344)     (2,188)     (5,521)
  Treasury Stock, 488,490, 159,019 and
   16,819 shares at cost, respectively         (10,456)     (2,988)       (125)
                                              --------    --------    --------
                                               161,975     166,426     148,488
                                              --------    --------    --------
                                              $315,281    $296,375    $280,133
                                              ========    ========    ========

                See Notes to Consolidated Financial Statements

                               MOVADO GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                  (Unaudited)


                                          Six Months Ended July 31,          Three Months Ended July 31,
                                          -------------------------          ---------------------------
                                            1999              1998              1999             1998

Net sales                                 $117,191          $110,584          $69,538          $68,934

Costs and expenses:
  Cost of sales                             46,935            46,305           28,317           29,369
  Selling, general and administrative       61,001            57,173           33,961           33,663
                                          ---------         --------          -------          -------

Operating income                             9,255             7,106            7,260            5,902

Net interest expense                         2,665             2,516            1,518            1,504

Gain on disposition of business              4,752                --               --               --
                                          ---------         --------          -------          -------

Income before income taxes                  11,342             4,590            5,742            4,398

Provision for income taxes                   2,609             1,056            1,320            1,012
                                          ---------         --------          -------          -------

Net income                                  $8,733            $3,534           $4,422           $3,386
                                          =========         ========          =======          =======

Basic net income per share                   $0.69             $0.27            $0.35            $0.26
                                          =========         ========          =======          =======

Diluted net income per share                 $0.67             $0.26            $0.34            $0.25
                                          =========         ========          =======          =======

Dividends declared per share                 $0.05             $0.04           $0.025            $0.02
                                          =========         ========          =======          =======

Average shares outstanding                  12,687            12,885           12,604           12,896

Dilutive effect of stock options               393               676              393              704
                                          ---------         --------          -------          -------

Average shares outstanding assuming
  dilution                                  13,080            13,561           12,997           13,600
                                          =========         ========          =======          =======





                 See Notes to Consolidated Financial Statements

                               MOVADO GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                          Six Months Ended July 31,
                                                                          -------------------------
                                                                           1999          1998
                                                                          -------      -------
Cash flows from operating activities:
  Net income                                                              $8,733        $3,534
  Adjustments to reconcile net income to net cash used
  in operating activities:
    Depreciation and amortization                                          2,533         1,810
    Deferred and non-current foreign income taxes                            808           681
    Provision for losses on accounts receivable                              437           491
    Gain on disposition of business                                       (4,752)           --
    Changes in current assets and liabilities:
      Trade receivables                                                    4,051        (7,234)
      Inventories                                                        (16,136)      (21,174)
      Other current assets                                                  (826)       (5,838)
      Accounts payable                                                    (6,323)        2,514
      Accrued liabilities                                                 (8,036)       (3,511)
      Deferred and current taxes payable                                  (1,106)       (1,665)
    Increase in other non-current assets                                  (1,126)         (932)
    (Decrease) increase in other non-current liabilities                    (180)          105
                                                                         -------       -------
Net cash used in operating activities                                    (21,923)      (31,219)
                                                                         -------       -------
Cash flows used for investing activities:
    Capital expenditures                                                  (6,010)       (5,140)
    Proceeds from disposition of business                                 28,409            --
    Goodwill, trademarks and other intangibles                            (1,019)         (374)
                                                                         -------       -------
    Net cash provided by (used in) investing activities                   21,380        (5,514)
                                                                         -------       -------
Cash flows from financing activities:
    Repayment of senior notes                                             (5,000)       (5,000)
    Proceeds from bank borrowings                                         40,750        36,055
    Principal payments under capital leases                                  (69)         (166)
    Stock options exercised                                                  301           310
    Dividends Paid                                                          (632)         (515)
    Purchase of treasury stock                                            (7,468)           --
                                                                         -------       -------
    Net cash provided by financing activities                             27,882        30,684
                                                                         -------       -------
Effect of exchange rate changes on cash and cash equivalents                (337)          (58)
                                                                         -------       -------
Net increase (decrease) in cash                                           27,002        (6,107)

Cash at beginning of period                                                5,626        10,874
                                                                         -------       -------
Cash at end of period                                                    $32,628        $4,767
                                                                         =======       =======

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


NOTE 1 - INVENTORIES

Inventories consist of the following (in thousands):

                                                              JULY 31,           JANUARY 31,           JULY 31,
                                                                 1999                1999                 1998
                                                            ----------------    ----------------     ----------------
         Finished goods                                             $75,257             $64,438              $73,888
         Work-in-process and component parts                         42,886              39,589               44,997
                                                            ----------------    ----------------     ----------------
                                                                   $118,143            $104,027             $118,885
                                                            ================    ================     ================


NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows (in thousands):

                                                                                   SIX MONTHS
                                                                                 ENDED JULY 31,
                                                                            -------------------------
                                                                               1999           1998
                                                                               ----           ----
               Cash paid during the period for:
                 Interest                                                     $2,995         $3,241
                 Income taxes                                                  3,310          2,164

NOTE 3 -  COMPREHENSIVE INCOME


The components of comprehensive income are as follows (in thousands):

                                                              SIX MONTHS ENDED JULY 31,        THREE MONTHS ENDED JULY 31,
                                                              -------------------------        ---------------------------
                                                              1999            1998              1999             1998
                                                              ----            ----              ----             ----

Net income                                                     $8,733          $3,534            $4,422           $3,386
Foreign currency translation adjustment                        (5,156)           (384)            2,948              864
                                                           ------------    ------------      ------------     ------------
Comprehensive income                                           $3,577          $3,150            $7,370           $4,250
                                                           ============    ============      ============     ============


NOTE 4 - SEGMENT INFORMATION

In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," (the "Statement") which requires reporting certain financial information regarding the Company's segments according to the "management approach." This approach requires reporting information regarding operating segments on the basis used internally by management to evaluate segment performance. The Company conducts its business primarily in two operating segments: "Wholesale" and "Other". The Company's wholesale segment includes the design, manufacture and distribution of quality watches. The other segment includes the Company's retail and service center operations. In fiscal 2000, the Statement also requires quarterly disclosure of certain segment information. Operating segment data is as follows (in thousands):


                                          NET SALES                                   OPERATING PROFIT
                                 ---------------------------                     ---------------------------
                                                         FOR THE SIX MONTHS ENDED JULY 31,
                                 ---------------------------------------------------------------------------
                                    1999                   1998                  1999                 1998
                                    ----                   ----                  ----                 ----
 Wholesale                       $  102,208              $  98,432             $  11,023            $  8,716
 Other                               14,983                 12,152                (1,768)             (1,610)
                                 ----------             ----------             ---------            --------
 Consolidated total              $  117,191             $  110,584             $   9,255            $  7,106
                                 ==========             ==========             =========            ========


                                         NET SALES                                   OPERATING PROFIT
                                ---------------------------                     ---------------------------
                                                     FOR THE THREE MONTHS ENDED JULY 31,
                                ---------------------------------------------------------------------------
                                     1999                   1998                  1999                 1998
                                     ----                   ----                  ----                 ----
 Wholesale                       $   61,052              $  61,919             $   7,543            $  6,528
 Other                                8,486                  7,015                  (283)               (626)
                                 ----------             ----------             ---------            --------
 Consolidated total              $   69,538              $  68,934             $   7,260            $  5,902
                                 ==========             ==========             =========            ========


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

Six months ended July 31, 1999 compared to six months ended July 31, 1998. Net Sales. Net sales for the six months ended July 31, 1999 increased 6.0% to $117.2 million from $110.6 million for the six months ended July 31, 1998. Prior year sales included the Piaget distribution business which the Company sold in February 1999. Sales from ongoing operations increased 13.2%. The increase in sales from ongoing operations is mainly attributable to a 16% increase in domestic sales and a 4% increase in international sales. The domestic sales increase resulted from increased sales in the Concord, Movado, ESQ and Coach brands offset by a decrease in the Corum brand. Domestic sales have also increased due to both volume increases as well as new store openings of both the Retail Outlets and the Movado Boutiques. International sales have increased due to the continuing rollout of the Coach brand. The increase in sales from ongoing operations was offset by approximately a $1.0 million decrease in the Corum brand.

Gross Margins. Gross margins for the six months ended July 31, 1999 and July 31, 1998 were $70.3 million (59.9% of sales) and $64.3 million (58.1% of sales), respectively. The gross margin increase of 180 basis points is attributable to a combination of the disposition of the Piaget distribution business which had margins below the Company's manufactured brands, a reduction in supply chain costs and a decline in the value of the Swiss franc against the U.S. dollar which reduces the Company's production costs.

Operating Expenses. Operating expenses for the six months ended July 31, 1999 were $61.0 million (52.1% of sales) as compared to $57.2 million (51.7% of sales) for the six months ended July 31, 1998. The increase in operating expenses is primarily due to the launch of the Coach brand and Movado Boutiques both of which the Company launched late in the first quarter of fiscal 1999. Overall selling expenses decreased, due mainly to the disposition of the Piaget distribution business slightly offset by incremental growth in the Movado boutiques, the outlet stores and increased volume of our wholesale business. General and administrative expenses increased primarily due to expenses related to the amortization and other costs of the Company's new core information system as well as cost increases in employee benefit programs as a result of an increase in headcount.

Interest Expense. Net interest expense, which consists primarily of interest on the Company's 6.56% Senior Notes ("Senior Notes"), 6.90% Series A Senior Notes ("Series A Senior Notes") and borrowings against its working capital and revolving lines of credit, was $2.7 million for the six months ended July 31, 1999 as compared to $2.5 million for the six months ended July 31, 1998. The increase relates to interest on the 6.9% Series A Senior Notes issued in December 1998 and increased interest on working capital borrowings, offset by interest income from the investment of the proceeds from the disposition of the Piaget business.

Income Taxes. The Company recorded a provision for taxes of $2.6 million for the six months ended July 31, 1999 and $1.1 million for the six months ended July 31, 1998. Taxes were provided at a 23% effective rate which the Company believes will approximate the effective annual rate for fiscal 2000; however, there can be no assurance of this as it is dependent on a number of factors including: mix of foreign to domestic earnings, local statutory tax rates and utilization of net operating losses. The 23% effective rate differs from the United States statutory rate due to the mix of earnings between the Company's U.S. and international operations, the most significant of which are located in Switzerland. The Company's international operations are generally subject to tax rates that are significantly lower than U.S. statutory rates.

Three months ended July 31, 1999 compared to three months ended July 31, 1998.

Net Sales. Net sales for the three months ended July 31, 1999 increased 1% to $69.5 million from $68.9 million for the comparable prior year period. Sales for the prior period included the Piaget distribution business which the Company sold in February 1999. Sales from ongoing operations increased 9% to $69.5 million from $63.7 million for the comparable prior year period. The sales increase from ongoing operations was attributable to a 9% increase in domestic sales and an 8% increase in international sales. The international sales increase was the result of increased international sales of our Concord, and Coach brands. The domestic sales increase was primarily attributable to sales increases for our ESQ and Coach brands as well as increases in retail sales by the Company's Movado Boutiques and our outlet stores.

Gross Margins. Gross margins for the three months ended July 31, 1999 were $41.2 million (59.3% of sales) as compared to $39.6 million (57.4% of sales) for the three months ended July 31, 1998. The increase in the gross margins as a percentage of sales is primarily attributable to the disposition of the Piaget distribution business which had gross margins below the Company's manufactured brands, a reduction in supply chain costs and from a decline in the value of the Swiss franc against the U.S. dollar which reduces the Company's production costs.

Operating Expenses. Operating expenses for the three months ended July 31, 1999 were $34.0 million (48.8% of net sales) as compared to $33.7 million (48.8% of net sales) for the three months ended July 31, 1998. Operating expense increases were offset by reductions due to the disposition of the Piaget distribution business. The increases in operating expenses were due to the continuing expansion of the Company's retail network. In addition operating expenses increased due to amortization and other costs associated with the implementation of the Company's new core information system which was implemented in March 1999 in the United States.

Interest Expense. Net interest expense, which consists primarily of interest on the Company's Senior Notes, Series A Senior Notes and borrowings against its working capital and revolving lines of credit, was $1.5 million for the three months ended July 31, 1999 and 1998. Interest expense on borrowings increased due to interest on the Series A Senior Notes issued in December 1998 and increased interest on working capital borrowings offset by interest income from the investment of the proceeds from the disposition of the Piaget business.

Income Taxes. The Company recorded a provision for income taxes of $1.3 million for three months ended July 31, 1999 and $1.0 million for the three months ended July 31, 1998. Taxes were provided at a 23% effective rate which the Company believes will approximate the effective annual rate for fiscal 2000; however, there can be no assurance of this as it is dependent on a number of factors including: mix of foreign to domestic earnings, local statutory tax rates and utilization of net operating losses. The 23% effective rate differs from the United States statutory rate due to the mix of earnings between the Company's U.S. and international operations, the most significant of which are located in Switzerland. The Company's international operations are generally subject to tax rates that are significantly lower than U.S. statutory rates.

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

The Company's revolving credit and working capital lines with its domestic bank group provide for a three year, $90.0 million unsecured revolving line of credit, pursuant to an Amended and Restated Credit Agreement, dated July 23, 1997, among the Company, Chase Manhattan Bank, as agent, Fleet Bank N.A. as co-agent, and other banks signatory thereto ("Restated Bank Credit Agreement"), and $28.3 million of uncommitted working capital lines of credit. At July 31, 1999, the Company had $48.0 million in outstanding balances under the Restated Bank Credit Agreement. The Company is currently in the process of renegotiating the revolving and working capital lines.

In March 1998, the Company's Board of Directors authorized the repurchase of 400,000 shares of the Company's Common Stock. In March 1999, the Board approved a revised stock repurchase program for the repurchase of shares of the Company's Common Stock up to an aggregate repurchase price of

$10.0 million in addition to the shares previously purchased. Since March 1998, the Company had repurchased approximately 452,000 shares at an aggregate cost of approximately $10.3 million.

As of July 31, 1999, the Company's debt to total capitalization ratio was 38.9% as compared to 28.8% at January 31, 1999 and 33.9% at July 31, 1998. The increase in the debt to total capitalization from July 31, 1998 is primarily due to the issuance of the Series A Senior Notes in the fourth quarter of fiscal 1999. The increase from January 31, 1999 is primarily due to an increase in loans payable to banks.

The Company's net working capital, consisting primarily of trade receivables and inventories, amounted to $180.1 million at July 31, 1999, $194.9 million at January 31, 1999 and $155.5 million at July 31, 1998. The decrease in working capital from January 31, 1999 is primarily the result of an increase in loans payable to banks. The increase in working capital from July 31, 1998 is primarily due to an increase in receivables due to growth in the Company's business, and the proceeds from the sale of the Piaget business.

Accounts receivable at July 31, 1999 were $104.6 million as compared to $109.1 million at January 31, 1999 and $98.8 million at July 31, 1998. The growth in accounts receivable from July 31, 1998 is primarily the result of growth in the Company's business.

Inventories at July 31, 1999 were $118.1 million as compared to $104.0 million at January 31, 1999 and $118.9 million at July 31, 1998. The increase from January 31, 1999 relates to the anticipation of the upcoming selling season. The decrease from July 31, 1998 relates to the Company's introduction of new product lines offset by the disposition of the Piaget business.

The Company's fiscal 2000 year-to-date capital expenditures approximated $6.0 million as of July 31, 1999 and $5.1 million as of July 31, 1998. Expenditures in fiscal 2000 primarily related to the construction of the Company's sales booth for the Basel Fair in Switzerland and improvements in information systems. The Company expects that capital expenditures in the future will approximate the average of fiscal 1999 and 1998 levels.


Year 2000

General
-------

Many older computer software programs and other equipment with embedded chips or processors (collectively "systems") refer to years in terms of their last two digits only. Such systems may incorrectly interpret the year 2000 to mean the year 1900. If not corrected, those systems could cause date related transaction failures.

Project
-------

The Company initiated a project in 1997 (the "Project") to improve and standardize data and computer technology. The Project is designed to replace all obsolete hardware and software with systems that are Year 2000 compliant and in addition, to replace most business software systems. The Project calls for the replacement or upgrade of all PCs, servers, network components, desktop software and core business software which support manufacturing, distribution, sales, accounting, after sales service, retail point of sale, and electronic data interchange (EDI). A new global technical network infrastructure (hardware, software, and communication technology), a new retail point-of-sale and merchandise system that is Year 2000 compliant have been implemented. As part of the Project, new client/server core business applications software (which is designed to be Year 2000 compliant) supporting manufacturing, distribution, sales, accounting and after sales service was implemented in the U.S. in March 1999. The Company has completed implementation in the United states and expects to complete the implementation of this software in Switzerland in February 2000 and in Canada and the Far East by the end of the first quarter of fiscal 2001. Existing business applications software systems operating in Canada and the Far East, however, have been made Year 2000 compliant. In Switzerland, the Company implemented certain upgrades and remediated applications software that was not Year 2000 compliant. The Company has tested its applications software by reviewing the database and program definitions to confirm that the date formats are four digit year specific. The Company plans to conduct further testing by simulating the date change to January 1, 2000 during the third quarter of fiscal 2000. As a result of the Project and its contingency planning, the Company expects that it will be Year 2000 compliant, on a global basis, by the end of calendar year 1999.

By the use of questionnaire the Company is monitoring the Year 2000 system status of customers and vendors involved with electronic interchange of data with our systems. This monitoring will continue throughout calendar year 1999. Non-electronic data exchange contingency approaches, including reliance on communications by fax, will be used, if required, with those customers or vendors which fail to reach Year 2000 system compliance by January 1, 2000.

Costs
-----

Costs associated with systems replacement and modification to become Year 2000 compliant under the contingency plan (outside of the Project) are expected to be approximately $400,000. The estimated total cost of the Project is approximately $11.0 million. The total amount expended on the Project through July 31, 1999 was approximately $9.3 million. This estimate assumes that the Company will not incur significant Year 2000 related costs due to the failure of customers, vendors and other third parties to be Year 2000 compliant.

Risks
-----

The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem. The Company believes that, with the completion of the Project and the implementation of the Company's contingency plan, the possibility of significant interruptions of normal operations should be reduced. No major information technology projects have been deferred as a result of the Project.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           None


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On June 15, 1999 the Company held its annual meeting of shareholders at the offices of Simpson, Thacher & Bartlett located at 425 Lexington Avenue, New York, New York.

           The following matters were voted upon at the meeting:

            (i) The election of the following directors, constituting the entire board of directors:

                  Margaret Hayes Adame
                  Michael Bush
                  Efraim Grinberg
                  Gedalio Grinberg
                  Alan H. Howard
                  Donald Oresman
                  Leonard L. Silverstein

           (ii) A proposal to ratify the selection of PricewaterhouseCoopers LLP as the Company's independent public accountants for the fiscal year ending January 31, 2000;

          (iii) Approval of an amendment to the Company's Certificate of Incorporation to amend the definition of "Permitted Transferee" in respect of the Company's Class A Common Stock.

           With respect to the above referenced proposals that were voted on at the annual shareholders meeting, the following votes were tabulated. There were no broker non-votes, except in respect of proposal (iii).

           Proposal (i) on election of directors:

                                        Nominee                            For                 Withheld              Exception
                                        -------                            ---             ----------------      -----------------
Margaret Hayes Adame ...............................................     38,341,390             16,541                39,662
Michael Bush .......................................................     38,329,290             16,541                51,762
Efraim Grinberg ....................................................     38,329,290             16,541                51,762
Gedalio Grinberg ...................................................     38,329,290             16,541                51,762
Alan H. Howard .....................................................     38,381,052             16,541                51,762
Donald Oresman .....................................................     38,328,690             16,541                51,762
Leonard L. Silverstein .............................................     38,328,790             16,541                51,762

                                                                            For                Against                Abstain
                                                                            ---                -------                -------
Proposal (ii)  on ratification of appointment of accountants .......     38,393,103              1,097                 3,393
Proposal (iii)  on approval of amendment to Certificate of
Incorporation ......................................................     34,977,259          2,684,760                44,122

There were 691,452 broker non-votes in respect of proposal (iii).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            3(i) Restated Certificate of Incorporation filed on September 27, 1993, as amended.


            27    Financial Data Schedule.


            (b)   Reports on Form 8-K

                   None

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  MOVADO GROUP, INC.
                                                    (Registrant)

Dated: September  14, 1999             By:        /s/ Kenneth J. Adams
                                                  ------------------------------
                                                  Kenneth J. Adams
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (Chief Financial Officer)

Dated: September 14, 1999              By:        /s/ Glenn E. Tynan
                                                  ------------------------------
                                                  Glenn E. Tynan
                                                  Corporate Controller
                                                  (Principal Accounting Officer)

                                  EXHIBIT INDEX

          EXHIBIT
          NUMBER                                                   DESCRIPTION
          ------                                                   -----------

           3(i)       Restated Certificate of Incorporation,
                      as amended.

           27         Financial Data Schedule.