Form 10-Q
period 1999-10-31
MOVADO GROUP INC
filed 1999-12-14
CIK 72573

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1999

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

     As of December 6, 1999 the Registrant had 3,509,733 shares of Class A Common Stock, par value $0.01 per share, outstanding and 9,492,778 shares of Common Stock, par value $0.01 per share, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               MOVADO GROUP, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                OCTOBER 31, 1999


                                                                                    Page
                                                                                    ----
Part I   Financial Information


         Item 1.   Consolidated Balance Sheets at October 31, 1999, January 31,
                   1999 and October 31, 1998                                        3


                   Consolidated Statements of Income for the nine months ended
                   October 31, 1999 and 1998 and the three months ended October
                   31, 1999 and 1998                                                4


                   Consolidated Statements of Cash Flows for the nine months
                   ended October 31, 1999 and 1998                                  5

                   Notes to Consolidated Financial Statements                       6


         Item 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                        9

Part II  Other Information

         Item 1.   Legal Proceedings                                                14

         Item 6.   Exhibits and Reports on Form 8-K                                 15

Signatures                                                                          16

Exhibit Index                                                                       17

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (Unaudited)

                                                                          OCTOBER 31,        JANUARY 31,         OCTOBER 31,
                                                                             1999               1999                1998
                                                                       ----------------   ------------------  ----------------
ASSETS
------

Current assets:
     Cash                                                                   $15,328                $5,626            $5,469
     Trade receivables, net                                                 129,974               109,102           138,076
     Inventories, net                                                       110,215               104,027           121,551
     Assets held for sale                                                         -                22,187                 -
     Other                                                                   16,669                21,489            20,749
                                                                       ----------------   ------------------  ----------------
         Total current assets                                               272,186               262,431           285,845
                                                                       ----------------   ------------------  ----------------

Plant, property and equipment, net                                           27,371                22,998            23,451
Other assets                                                                 13,231                10,946            11,460
                                                                       ----------------   ------------------  ----------------
                                                                           $312,788              $296,375          $320,756
                                                                       ================   ==================  ================
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Loans payable to banks                                                 $20,000               $ 2,200          $53,611
     Current portion of long-term debt                                        5,000                10,000            5,000
     Accounts payable                                                        18,736                25,181           15,733
     Accrued liabilities                                                     25,632                20,020           26,021
     Deferred and current taxes payable                                      12,210                10,179            9,560
                                                                       ----------------   ------------------  ----------------
         Total current liabilities                                           81,578                67,580          109,925
                                                                       ----------------   ------------------  ----------------

Long-term debt                                                               50,000                55,000           35,000
Deferred and non-current foreign income taxes                                 5,481                 5,728            5,950
Other liabilities                                                             1,487                 1,641            1,863

Shareholders' equity:
     Preferred Stock, $0.01 par value,
         5,000,000 shares authorized; no shares issued                            -                     -                -
     Common Stock, $0.01 par value,
         20,000,000 shares authorized; 9,490,754, 9,419,781 and
         9,389,236 shares issued, respectively                                   95                    94               94
     Class A Common Stock, $0.01 par value,
         10,000,000 shares authorized; 3,509,773, 3,530,922 and
         3,533,529 shares issued and outstanding, respectively                   35                    35               35
     Capital in excess of par value                                          65,558                65,332           64,872
     Retained earnings                                                      127,699               106,141          100,965
     Accumulated other comprehensive income                                  (6,320)               (2,188)           4,497
     Treasury Stock; 539,290, 159,019 and 137,319  shares,
          at cost, respectively                                             (12,825)               (2,988)          (2,445)
                                                                       ----------------   ------------------  ----------------
                                                                            174,242               166,426          168,018
                                                                       ----------------   ------------------  ----------------
                                                                          $312,788               $296,375         $320,756
                                                                       ================   ==================  ================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                         NINE MONTHS ENDED OCTOBER 31,              THREE MONTHS ENDED OCTOBER 31,
                                                         -----------------------------              ------------------------------
                                                           1999                 1998                    1999                 1998
                                                           ----                 ----                    ----                 ----

Net sales                                              $216,223             $208,039                 $99,032              $97,455

Costs and expenses:
     Cost of sales                                       84,326               86,272                  37,391               39,967
     Selling, general and administrative                103,630               97,633                  42,629               40,460
                                                  --------------    -----------------       -----------------     ----------------

Operating income                                         28,267               24,134                  19,012               17,028

Net interest expense                                      3,797                3,951                   1,132                1,435

Gain on disposition of business                           4,752                    -                       -                    -
                                                  --------------    -----------------       -----------------     ----------------

Income before income taxes                               29,222               20,183                  17,880               15,593

Provision for income taxes                                6,722                4,642                   4,113                3,586
                                                  --------------    -----------------       -----------------     ----------------

Net income                                              $22,500              $15,541                 $13,767              $12,007
                                                  ==============    =================       =================     ================

Basic net income per share                                $1.78                $1.21                   $1.10                $0.94
                                                  ==============    =================       =================     ================

Diluted net income per share                              $1.73                $1.17                   $1.07                $0.91
                                                  ==============    =================       =================     ================

Dividends declared per share                             $0.075                $0.06                  $0.025                $0.02
                                                  ==============    =================       =================     ================

Average shares outstanding                               12,610               12,860                  12,463               12,813

Dilutive effect of stock options                            404                  422                     403                  337
                                                  --------------    -----------------       -----------------     ----------------

Average shares outstanding assuming dilution             13,014               13,282                  12,866               13,150
                                                  ==============    =================       =================     ================



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                        NINE MONTHS ENDED OCTOBER 31,
                                                                                   ---------------------------------------
                                                                                       1999                   1998
                                                                                       ----                   ----
Cash flows from operating activities:
   Net income                                                                           $22,500                 $15,541
   Adjustments to reconcile net income to net cash used in operating activities:
        Depreciation and amortization                                                     3,527                   2,929
        Deferred and non-current foreign income taxes                                       115                   2,018
        Provision for losses on accounts receivable                                         799                     812
        Gain on disposition of business                                                  (4,752)                      -
        Changes in current assets and liabilities:
            Trade receivables                                                           (21,821)                (45,430)
            Inventories                                                                  (8,852)                (21,987)
            Other current assets                                                            492                   3,221
            Accounts payable                                                             (5,975)                 (9,661)
            Accrued liabilities                                                           2,348                   9,032
            Deferred and current taxes payable                                            2,471                    (971)
        Other non-current assets                                                          2,580                    (854)
        Other non-current liabilities                                                      (312)                     55
                                                                                   -----------------     -----------------
   Net cash (used in) operating activities                                               (6,880)                (45,295)
                                                                                   -----------------     -----------------

Cash flows used for investing activities:
   Capital expenditures                                                                  (7,770)                 (7,248)
   Proceeds from disposition of business                                                 28,409                   2,416
   Goodwill, trademarks and other intangibles                                            (1,255)                   (862)
                                                                                   -----------------     -----------------
   Net cash provided by (used in) investing activities                                   19,384                  (5,694)
                                                                                   -----------------     -----------------

Cash flows from financing activities:
   Repayment of senior notes                                                             (5,000)                (5,000)
   Net proceeds from bank borrowings                                                     12,800                 53,611
   Principal payments under capital leases                                                  (69)                  (276)
   Stock options exercised                                                                  301                    340
   Dividends paid                                                                          (942)                  (770)
   Purchase of treasury stock                                                            (9,837)                (2,320)
                                                                                   -----------------     -----------------
   Net cash (used in) provided by financing activities                                   (2,747)                45,585
                                                                                   -----------------     -----------------

Effect of exchange rate changes on cash and cash equivalents                                (55)                   (1)
                                                                                   -----------------     -----------------

Net increase (decrease) in cash                                                           9,702                (5,405)

Cash at beginning of period                                                               5,626                10,874
                                                                                   -----------------     -----------------

Cash at end of period                                                                  $ 15,328               $ 5,469
                                                                                   =================     =================


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

NOTE 1 - RECLASSIFICATIONS

Certain prior period balances have been reclassified to conform with the current period presentation.

NOTE 2 - INVENTORIES

Inventories consist of the following (in thousands):

                                                 OCTOBER 31,                  JANUARY 31,                 OCTOBER 31,
                                                    1999                         1999                        1998
                                           -----------------------      -----------------------     -----------------------
     Finished goods                                       $71,816                      $64,438                     $76,923
     Work-in-process and component parts                   38,399                       39,589                      44,628
                                           -----------------------      -----------------------     -----------------------

                                                         $110,215                     $104,027                    $121,551
                                           =======================      =======================     =======================


NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows (in thousands):

                                                                   NINE MONTHS
                                                                ENDED OCTOBER 31,
                                                        -----------------------------------

                                                             1999                1998
                                                             ----                ----
   Cash paid during the period for:
      Interest                                              $4,846              $4,125
      Income taxes                                           4,524               3,782

NOTE 4 -  COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

                                                               NINE MONTHS                      THREE MONTHS
                                                            ENDED OCTOBER 31,                 ENDED OCTOBER 31,
                                                            -----------------                 -----------------
                                                          1999             1998             1999             1998
                                                          ----             ----             ----             ----
Net income                                               $22,500          $15,541          $13,767          $12,007

Foreign currency translation adjustment                   (4,132)           9,634            1,024           10,018
                                                      -----------     ------------      -----------      -----------

Comprehensive income                                     $18,368          $25,175          $14,791          $22,025
                                                      ===========     ============      ===========      ===========

NOTE 5 - SEGMENT INFORMATION

In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (the "Statement"), which requires reporting certain financial information regarding the Company's segments according to the "management approach". This approach requires reporting information regarding operating segments on the basis used internally by management to evaluate segment performance. The Company conducts its business primarily in two operating segments: "Wholesale" and "Other". The Company's wholesale segment includes the design, manufacture and distribution of quality watches. The Company's other segment includes the retail and service center operations. The Statement also requires quarterly disclosure of certain segment information. Operating segment data is as follows (in thousands):

                                        NET SALES                              OPERATING PROFIT (LOSS)
                          ------------------------------------         --------------------------------------
                                                FOR THE NINE MONTHS ENDED OCTOBER 31,
                          -----------------------------------------------------------------------------------
                               1999                 1998                    1999                  1998
                          --------------       ---------------         ---------------       ----------------
       Wholesale           $ 191,619            $  187,125              $  29,268             $   25,990
       Other                  24,604                20,914                 (1,001)                (1,856)
                          --------------       ---------------         ---------------       ----------------

       Consolidated        $ 216,223            $  208,039              $  28,267             $   24,134
                          ==============       ===============         ===============       ================
                                        NET SALES                              OPERATING PROFIT (LOSS)
                          ------------------------------------         --------------------------------------
                                                 FOR THE THREE MONTHS ENDED OCTOBER 31,
                          -----------------------------------------------------------------------------------
                               1999                 1998                    1999                  1998
                          --------------       ---------------         ---------------       ----------------
       Wholesale           $  89,422            $   89,861              $   19,355            $   17,224
       Other                   9,610                 7,594                    (343)                 (196)
                          --------------       ---------------         ---------------       ----------------

       Consolidated        $  99,032            $   97,455              $   19,012            $   17,028
                          ==============       ===============         ===============       ================

NOTE 6 - DISPOSITION OF BUSINESS

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Statements included under Management's Discussion and Analysis of Financial Condition and Results of Operations, in this report, as well as statements in future filings by the Company with the Securities and Exchange Commission ("SEC"), in the Company's press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934. The Company cautions readers that forward looking statements include, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, plans for future operations, effective tax rates, margins, interest costs, and income, as well as assumptions relating to the foregoing. Forward looking statements are subject to certain risks and uncertainties, some of which cannot be predicted or quantified. Actual results and future events could differ materially from those indicated in the forward looking statements due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the SEC including, without limitation, the following: general economic and business conditions which may impact disposable income of consumers, competitive products and pricing, ability to enforce intellectual property rights, seasonality, availability of alternative sources of supply in the case of loss of any significant supplier, the Company's dependence on key officers, continued availability to the Company of financing and credit on favorable terms, and success of hedging strategies with respect to currency exchange rate fluctuations.

NINE MONTHS ENDED OCTOBER 31, 1999 COMPARED TO NINE MONTHS ENDED OCTOBER 31,
1998.

Net Sales. Net sales for the nine months ended October 31, 1999 increased 3.9% to $216.2 million from $208 million for the nine months ended October 31, 1998. Prior year sales included the Piaget distribution business, which the Company sold in February 1999. Sales from ongoing operations increased 9.7%. The increase in sales from ongoing operations was mainly attributable to a 10.5% increase in domestic sales and a 6.3% increase in international sales. The domestic sales increase resulted from increased sales in the Concord, Movado and Coach brands offset by a decrease in the Corum brand. Domestic sales also increased due to both volume increases as well as new store openings of both Retail Outlets and the Movado Boutiques. International sales increased primarily due to the continuing rollout of the Company's Coach brand.

Gross Margins. Gross margins for the nine months ended October 31, 1999 and October 31, 1998 were $131.9 million (61.0% of sales) and $121.8 million (58.5% of sales), respectively. The gross margin increase of 250 basis points was attributable to a combination of a reduction in supply chain costs, a decline in the value of the Swiss franc against the U.S. dollar, which reduced the Company's production costs, and the disposition of the Piaget distribution business, which had margins below the Company's manufactured brands.

Operating expenses. Operating expenses for the nine months ended October 31, 1999 were $103.6 million (47.9% of sales) as compared to $97.6 million (46.9% of sales) for the nine months ended October 31, 1998. The increase in operating expenses was due to the launch of the Company's Movado Boutiques late in the first quarter of fiscal 1999, the expansion of the Company's retail outlet business and continued investment in the Coach Brand. In addition, advertising expenses increased due to the introduction of the Company's new Concord and ESQ advertising campaigns in the third quarter of fiscal 2000. Overall selling expenses decreased due mainly to the disposition of the Piaget distribution business. General and administrative expenses continue to be impacted by the amortization and other costs of the Company's new core information system as well as cost increases in employee benefit programs as a result of an increase in headcount.

Interest Expense. Net interest expense, which consists primarily of interest on the Company's 6.56% Senior Notes ("Senior Notes"), 6.90% Series A Senior Notes ("Series A Senior Notes") and borrowings against its working capital and revolving lines of credit, was $3.8 million for the nine months ended October 31, 1999 as compared to $4.0 million for the nine months ended October 31, 1998. The decrease relates to lower interest expense on working capital borrowings due to lower receivables and inventory and interest income from the investment of the proceeds from the disposition of the Piaget business, offset partially by interest on the 6.90% Series A Senior Notes issued in December 1998.

Income Taxes. The Company recorded a provision for income taxes of $6.7 million for the nine months ended October 31, 1999 and $4.6 million for the nine months ended October 31, 1998. Taxes were provided at an effective rate of 23%, which the Company believes will approximate the effective annual rate for fiscal 2000; however, there can be no assurance of this as it is dependent on a number of factors including: mix of foreign to domestic earnings, local statutory tax rates and utilization of net operating losses. The 23% effective rate differs from the United States statutory rate due primarily to the mix of earnings between the Company's U.S. and international operations, the most significant of which are located in Switzerland. The Company's international operations are generally subject to tax rates that are significantly lower than U.S. statutory rates.

THREE MONTHS ENDED OCTOBER 31, 1999 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1998.

Net Sales. Net sales for the three months ended October 31, 1999 increased 1.6% to $99 million from $97.5 million for the comparable prior year period. Sales for the prior period included the Piaget distribution business which the Company sold in February 1999. Sales from ongoing operations increased 5.7% to $99 million from $93.7 million for the comparable prior year period. The sales increase from ongoing operations was attributable to a 5.2% increase in domestic sales and an 9.1% increase in international sales. The international sales increase was the result of increased sales of the Concord and Coach brands. The domestic sales increase was primarily attributable to increases in retail sales by the Company's Movado Boutiques and outlet stores, offset somewhat by a decline in the Corum brand.

Gross Margins. Gross margins for the three months ended October 31, 1999 were $61.6 million (62.2% of sales) as compared to $57.5 million (59% of sales) for the three months ended October 31, 1998. The increase in gross margins as a percentage of sales was primarily attributable to a reduction in supply chain costs, a decline in the value of the Swiss franc against the U.S. dollar, which reduces the Company's production costs, and the disposition of the Piaget distribution business, which had gross margins below the Company's manufactured brands.

Operating Expenses. Operating expenses for the three months ended October 31, 1999 were $42.6 million (43% of net sales) as compared to $40.5 million (41.5% of net sales) for the three months ended October 31, 1998. The increases in operating expenses were due to the continuing expansion of the Company's Movado Boutiques and retail outlet businesses, introduction of the Company's new Concord and ESQ advertising campaigns and the continued investment in the Coach brand. General and administrative expenses continue to be impacted by the amortization and other costs of the Company's new core information system as well as cost increases in employee benefit programs as a result of an increase in headcount.

Interest Expense. Net interest expense, which consists primarily of interest on the Company's Senior Notes, Series A Senior Notes and borrowings against its working capital and revolving lines of credit, was $1.1 million for the three months ended October 31, 1999 as compared to $1.4 million for the three months ended October 31, 1998. Interest expense on borrowings decreased due to lower interest expense on working capital borrowings and interest income from the investment of the proceeds from the disposition of the Piaget business offset partially by interest on the Series A Senior Notes issued in December 1998.

Income Taxes. The Company recorded a provision for income taxes of $4.1 million for three months ended October 31, 1999 and $3.6 million for the three months ended October 31, 1998. Taxes were provided at an effective rate of 23%, which the Company believes will approximate the effective annual rate for fiscal 2000;

however, there can be no assurance of this as it is dependent on a number of factors including mix of foreign to domestic earnings, local statutory tax rates and utilization of net operating losses. The 23% effective rate differs from the United States statutory rate due primarily to the mix of earnings between the Company's U.S. and international operations, the most significant of which are located in Switzerland. The Company's international operations are generally subject to tax rates that are significantly lower than U.S. statutory rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs have been, and are expected to remain, primarily a function of its seasonal working capital requirements, which have increased due to significant growth in sales over the two previous years. The Company's business is not capital intensive and liquidity needs for capital investments have not been significant in relation to the Company's overall financing requirements.

The Company has met its liquidity needs primarily through bank borrowings under working capital lines of credit with domestic and Swiss banks as well as funds from operations. The Company's future requirements for capital will relate not only to working capital requirements for the expected continued growth of its existing brands, but also to fund new product lines. In addition, the Company is required to make a $5 million sinking fund payment on January 31, 2000 in connection with its Senior Notes, which were issued in the original principal amount of $40 million.

The Company's revolving credit and working capital lines with its domestic bank group provide for a three year, $90.0 million unsecured revolving line of credit, pursuant to an Amended and Restated Credit Agreement, dated July 23, 1997, between the Company, Chase Manhattan Bank, as agent, Fleet Bank N.A. as co-agent, and other banks signatory thereto ("Restated Bank Credit Agreement"), and $28.3 million of uncommitted working capital lines of credit. At October 31, 1999, the Company had $20.0 million in outstanding balances under the Restated Bank Credit Agreement. The Company is currently in the process of renegotiating the revolving and working capital lines.

In March 1998, the Company's Board of Directors authorized the repurchase of up to 400,000 shares of the Company's common stock. In March 1999, the Board approved a revised stock repurchase program for the repurchase of shares of the Company's common stock up to an aggregate repurchase price of $10.0 million in addition to the shares previously purchased. In October 1999, the Board approved a $10.0 million increase in the total amount authorized for share repurchases up to a total aggregate repurchase amount of $20 million. Since March 1998, the Company has repurchased approximately 534,800 shares at an aggregate cost of approximately $12.4 million.

As of October 31, 1999, the Company's debt to total capitalization ratio was 30.1% as compared to 28.8% at January 31, 1999 and 35.8% at October 31, 1998. The decrease in the debt to total capitalization from October 31, 1998 is primarily due to lower borrowings in fiscal 2000. The increase from January 31, 1999 was primarily due to an increase in loans under the working capital lines. The Company's net working capital, consisting primarily of trade receivables and inventories, amounted to $190.6 million at October 31, 1999, $194.9 million at January 31, 1999 and $175.9 million at October 31, 1998. The decrease in working capital from January 31, 1999 was primarily the result of an increase in loans payable to banks offset by the cash proceeds from the sale of the Piaget business. The increase in working capital from October 31, 1998 was primarily due to an increase in receivables due to growth in the Company's business, and the proceeds from the sale of the Piaget business.

Accounts receivable at October 31, 1999 were $130.0 million as compared to $109.1 million at January 31, 1999 and $138.1 million at October 31, 1998. The increase in accounts receivable from January 31, 1999 was due to seasonal sales volume increases. The decrease in accounts receivable from October 31, 1998 was primarily the result of better cash collections.

Inventories at October 31, 1999 were $110.0 million as compared to $104.0 million at January 31, 1999 and $121.6 million at October 31, 1998. The increase from January 31, 1999 relates to the anticipation of the upcoming selling season. The decrease from October 31, 1998 relates to the Company's implementation of new inventory reduction initiatives which includes, more effective supply chain management and better utilization of inventories.

The Company's fiscal 2000 year-to-date capital expenditures approximated $7.8 million as of October 31, 1999 and $7.2 million as of October 31, 1998. Expenditures in fiscal 2000 primarily related to the construction of the Company's sales booth for the Basel Fair in Switzerland and improvements in information systems. The Company expects that capital expenditures in the future will approximate the average of fiscal 1999 and 1998 levels.


YEAR 2000

General

Many older computer software programs and other equipment with embedded chips or processors (collectively "systems") refer to years in terms of their last two digits only. Such systems may incorrectly interpret the year 2000 to mean the year 1900. If not corrected, those systems could cause date related transaction failures.

Project

The Company initiated a project in 1997 (the "Project") to improve and standardize data and computer technology. The Project is designed to replace all obsolete hardware and software with systems that are Year 2000 compliant and in addition, to replace most business software systems. The Project calls for the replacement or upgrade of all PCs, servers, network components, desktop software and core business software which support manufacturing, distribution, sales, accounting, after sales service, retail point of sale, and electronic data interchange (EDI). A new global technical network infrastructure (hardware, software, and communication technology) and a new retail point-of-sale and merchandise system that are Year 2000 compliant have been implemented. As part of the Project, new client/server core business applications software (which is designed to be Year 2000 compliant) supporting manufacturing, distribution, sales, accounting and after sales service was implemented in the U.S. in March 1999. The Company expects to complete the implementation of this software in Switzerland in May 2000 and in Canada and the Far East during the second half of fiscal 2001. Existing business applications software systems operating in Switzerland, Canada and the Far East, however, have been made Year 2000 compliant. The Company has tested its applications software by reviewing the database and program definitions to confirm that the date formats are four digit year specific and by simulating the date change to January 1, 2000. As a result of the Project and its contingency planning, the Company expects that it will be Year 2000 compliant, on a global basis, by the end of calendar year 1999.

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

Costs

Costs associated with systems replacement and modification to become Year 2000 compliant under the contingency plan (outside of the Project) are expected to be approximately $400,000. The estimated total cost of the Project is approximately $11.0 million. The total amount expended on the Project through October 31, 1999 was approximately $10.2 million. This estimate assumes that the Company will not incur significant Year 2000 related costs due to the failure of customers, vendors and other third parties to be Year 2000 compliant.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

            None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits
                  10.1*   Second Amendment dated as of September 1, 1999 to
                          the December 1, 1996 license agreement between
                          Sara Lee Corporation and Movado Group, Inc.
                  10.2*   License Agreement entered into as of June 3, 1999
                          between Tommy Hilfiger Licensing, Inc. and Movado
                          Group, Inc.
                  27      Financial Data Schedule.


            (b)   Reports on Form 8-K

                  None


*Confidential portions of Exhibits 10.1 and 10.2 were omitted and filed separately with the Securities and Exchange Commission pursuant to rule 24b-2 of the Securities Exchange Act of 1934.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            MOVADO GROUP, INC.
                                               (Registrant)

Dated: December  14, 1999               By:   /s/ Kenneth J. Adams
                                              -------------------------------
                                              Kenneth J. Adams
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (Chief Financial Officer)

Dated: December 14, 1999                By:   /s/ Glenn E. Tynan
                                              -------------------------------
                                              Glenn E. Tynan
                                              Vice President and
                                              Corporate Controller
                                              (Principal Accounting Officer)

                                  EXHIBIT INDEX

  EXHIBIT
  NUMBER                                   DESCRIPTION
  ------                                   -----------

   10.1*         Second Amendment dated as of September 1,1999 to the December
                 1, 1986 license agreement between Sara Lee Corporation and
                 Movado Group, Inc.
   10.2*         License Agreement entered into as of June 3, 1999 between Tommy
                 Hilfiger Licensing, Inc. and Movado Group, Inc.
   27            Financial Data Schedule.





*Confidential portions of Exhibits 10.1 and 10.2 were omitted and filed separately with the Securities and Exchange Commission pursuant to rule 24b-2 of the Securities Exchange Act of 1934.