Form 10-K
period 2000-01-31
MOVADO GROUP INC
filed 2000-04-19
CIK 72573

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(Mark one)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934
                    FOR FISCAL YEAR ENDED JANUARY 31, 2000,

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

     Based on the closing sales price of the Common Stock as of April 4, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $101,089,751. For purposes of this computation, each share of Class A Common Stock is assumed to have the same market value as one share of Common Stock into which it is convertible and only shares of stock held by directors and executive officers were excluded.

     The number of shares outstanding of the registrant's Common Stock and Class A Common Stock as of April 4, 2000 were 9,505,298 and 3,509,733 respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement relating to Registrant's 2000 annual meeting of shareholders (the "Proxy Statement") are incorporated by reference in Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

Item 1.   Business

CORPORATE ORGANIZATION

The registrant, Movado Group, Inc. is a designer, manufacturer and distributor of quality watches with prominent brands sold in almost every price category comprising the watch industry. The Company was incorporated in New York in 1967 to acquire Piaget Watch Corporation and Corum Watch Corporation, which had been, respectively, the exclusive importers and distributors of Piaget and Corum watches in the United States since the 1950's. The registrant and its subsidiaries are referred to herein as "Movado Group, Inc.," or the "Company" unless the context otherwise requires.

In 1970, the Company acquired the Swiss manufacturer of Concord watches, which had been manufacturing Concord watches since 1908, and in 1983, the Company acquired the U.S. distributor of and substantially all the assets related to the Movado watch brand from the Swiss manufacturer of Movado watches.

On October 7, 1993, the Company completed a public offering of 2,666,667 shares of common stock, par value $.01 per share (the "Common Stock"). In connection with the public offering, each share of the then currently existing Class A Common Stock was converted into 10.46 shares of new Class A Common Stock, par value of $.01 per share (the "Class A Common Stock"). Each share of Common Stock is entitled to one vote per share and each share of Class A Common Stock is entitled to 10 votes per share on all matters submitted to a vote of the shareholders. Each holder of shares of Class A Common Stock is entitled to convert, at anytime, any and all such shares into the same number of shares of Common Stock. Each share of Class A Common Stock is converted automatically into Common Stock in the event that the beneficial or record ownership of such shares of Class A Common Stock is transferred to any person, except to certain family members or affiliated persons deemed "permitted transferees" pursuant to the Company's Amended Restated Certificate of Incorporation. The Common Stock is traded on the NASDAQ National Market under the trading symbol "MOVA".

On October 21, 1997, the Company completed a secondary stock offering in which 1,500,000 shares of Common Stock were issued.

On February 22, 1999, the Company completed the sale of its Piaget business to VLG North America, Inc. ("VLG"). The Company sold all of its rights, title and interest in substantially all the assets and properties relating to the business of selling and distributing Piaget watches and jewelry in the United States, Canada, Central America and the Caribbean.

On January 14, 2000, the Company completed the sale of its Corum business to Corum Reis Bannwart & Co. SA ("Corum Switzerland"). The Company sold all of its rights, title and interest in substantially all the assets and properties relating to the business of selling and distributing Corum watches in the United States, Canada and the Caribbean.

With executive offices in Woodcliff Lake and Lyndhurst, New Jersey, the Company operates wholly owned subsidiaries in Canada, Hong Kong, Japan, Singapore, Switzerland and the United States.

INDUSTRY OVERVIEW

The largest markets for watches are North America, Western Europe and the Far East. While exact worldwide wholesale sales volumes are difficult to quantify, the Company estimates from data obtained from the Federation of the Swiss Watch Industry that worldwide wholesale sales of watches are over $13 billion annually. Watches are produced predominantly in Switzerland, Hong Kong/China and Japan. According to the Federation of the Swiss Watch Industry, Switzerland, Hong Kong/China and Japan accounted for approximately 58%, 33% and 2% respectively, of worldwide watch exports based on units in 1999. Among all the major watch exporting countries, Swiss watches have the highest average unit value.

The Company divides the watch market into five principal categories as set forth in the following table:

                                                                    PRIMARY CATEGORY OF
                                  SUGGESTED RETAIL                   MOVADO  GROUP, INC.
MARKET CATEGORY                      PRICE RANGE                          BRANDS
---------------                      -----------                          ------
   Exclusive                      $10,000 and over                       Concord
     Luxury                       $1,000 to $9,999                       Concord
    Premium                         $500 to $999                     Movado and Coach
    Moderate                        $100 to $499                      ESQ and Coach
  Mass Market                      Less than $100                           -

The Company's Concord watches compete primarily in the Luxury category of the market, although certain Concord watches compete in the Exclusive and Premium categories. The Company's Movado watches compete primarily in the Premium category of the market, although certain Movado watches compete in the Exclusive, Luxury and Moderate categories. The Company's Coach brand competes in both the Premium and Moderate categories. The ESQ line competes in the Moderate category of the market. The Company does not currently sell watches in the Mass Market category, but plans to enter this category in Spring 2001 with a line of watches to be marketed under a license agreement with Tommy Hilfiger Licensing, Inc., which was executed in June 1999.

Exclusive Watches

Exclusive watches are usually made of precious metals, including 18 karat gold or platinum, and may be set with precious gems, including diamonds, emeralds, rubies and sapphires. These watches are primarily mechanical or quartz-analog watches. Mechanical watches keep time with intricate mechanical movements consisting of an arrangement of wheels, jewels and winding and regulating mechanisms. Quartz-analog watches have quartz movements in which time is precisely calibrated to the regular frequency of the vibration of quartz crystal. Exclusive watches are manufactured almost entirely in Switzerland. In addition to the Company's Concord and Movado watches, well-known brand names of Exclusive watches include Audemars Piguet, Patek Philippe, Piaget and Vacheron Constantin.

Luxury Watches

Luxury watches are either quartz-analog watches or mechanical watches. These watches typically are made with either 14 or 18 karat gold, stainless steel or a combination of gold and stainless steel, and are occasionally set with precious gems. Luxury watches are primarily manufactured in Switzerland. In addition to a majority of the Company's Concord and certain Movado watches, well-known brand names of Luxury watches include Baume & Mercier, Breitling, Cartier, Ebel, Omega, Rolex and TAG Heuer.

Premium  Watches

The majority of Premium watches are quartz-analog watches. These watches typically are made with gold finish, stainless steel or a combination of gold finish and stainless steel. Premium watches are manufactured primarily in Switzerland, although some are manufactured in the Far East. In addition to a majority of the Company's Movado, Coach and certain Concord watches, well-known brand names of Premium watches include Gucci, Rado and Raymond Weil.

Moderate Watches

Most Moderate watches are quartz-analog watches. Moderate watches are manufactured primarily in the Far East and Switzerland. These watches typically are made with gold finish, stainless steel, brass or a combination of gold finish and stainless steel. In addition to the Company's ESQ and Coach brands, well-known brand names of watches in the Moderate category include Anne Klein, Bulova, Gucci, Guess, Seiko, Citizen and Wittnauer.

Mass Market Watches

Mass Market watches typically consist of digital and quartz-analog watches that are made with stainless steel, brass or plastic. Digital watches, unlike quartz-analog watches, have no moving parts. Instead, time is kept by electronic microchips and is displayed as discrete Arabic digits illuminated on the watch face by light emitting diodes (LED's) or liquid crystal displays (LCD's). Mass Market watches are manufactured primarily in the Far East. Movado Group, Inc. does not currently manufacture or distribute Mass-Market watches. Well-known brands of Mass Market watches include Casio, Citizen, Fossil, Pulsar, Seiko, Swatch and Timex. The Company plans to enter this category in Spring 2001 with the launch of a line of watches to be produced and sold under license from Tommy Hilfiger Licensing, Inc.

PRODUCTS

The Company currently markets four distinctive brands of watches: Movado, Concord, ESQ and Coach, which compete in the Exclusive, Luxury, Premium and Moderate categories. The Company designs and manufactures Movado and Concord watches primarily in Switzerland, as well as in the United States, for sale throughout the world. ESQ watches are manufactured to the Company's specifications by independent contractors located in the Far East and are presently sold primarily in the United States, Canada and the Caribbean. Coach watches are assembled in Switzerland by independent suppliers. Until the end of fiscal 1999, the Company distributed Piaget watches. On February 22, 1999, the Company sold its Piaget business to VLG. Until the end of fiscal 2000, the Company distributed Corum watches. On January 14, 2000, the Company sold its Corum business to Corum Switzerland.

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

Coach

During fiscal 1999, the Company introduced Coach watches under an exclusive license with Coach, a division of Sara Lee Corporation. All Coach watches contain Swiss movements and are made with stainless steel, gold finish or a combination of stainless steel and gold finish with leather straps, stainless steel bracelets or gold finish bracelets. The suggested retail prices range from $195 to $795.

ESQ

ESQ was launched in the second half of fiscal 1993. All ESQ watches contain Swiss movements and are made with stainless steel, gold finish or a combination of stainless steel and gold finish, with leather straps, stainless steel bracelets or gold finish bracelets. The ESQ brand consists of sport and fashion watches with suggested retail prices ranging from $125 to $495, with features and styles comparable to more expensive watches.

Other Revenue

During fiscal 2000, sales of other products and services totaled approximately $39.1 million, or approximately 13% of consolidated net sales. Approximately $33 million of this other revenue is derived from the Company's retail operations which consist of 22 outlet stores and 5 Movado Boutiques. The outlet stores sell discontinued models and factory seconds of all of the Company's watch brands. The Movado Boutiques sell selected models of Movado watches as well as proprietary jewelry, home and personal accessory lines which were launched in 1998. The jewelry, home and personal accessory lines are sold exclusively in the Movado Boutiques. Other revenue also includes the Company's after sales service and watch repair operations.

WARRANTY AND REPAIR

The Company has service facilities around the world including 8 Company-owned service facilities and approximately 120 authorized independent service centers. The Company conducts training sessions for and distributes technical information and updates to repair personnel in order to maintain consistency and quality at its service facilities and authorized independent service centers. The Company's products are covered by limited warranties against defects in materials and workmanship for periods ranging from one to three years from the date of purchase for movements and up to five years for Movado watch casings and bracelets. Products that are returned under warranty to the Company are generally serviced by the Company's employees at its service facilities.

Historically, the Company has retained significant inventories of component parts to facilitate after sales service of its watches for an extended period of time after the discontinuance of such watches from its core range line. The Company decided that it would no longer retain this level of non-core component inventories and took steps to begin assembling some of these components into finished watches for resale through liquidation channels and its outlet stores.

In connection with this assembly process, the Company determined that assembly of a certain portion of the non-core components would require significant additional investment in logistics, material and labor to produce watches and that the return on this investment would not be adequate to warrant the effort. Accordingly, the Company recorded a fourth quarter charge to reduce this portion of its non-core components to estimated net realizable value and will pursue sale or disposal of these components.

ADVERTISING

Advertising is important to the successful marketing of the Company's watches. Hence, the Company devotes significant resources to advertising. Since 1972 and until fiscal year 2000, the Company maintained its own in-house advertising department. In fiscal 2000, the Company restructured its advertising department to focus primarily on the implementation and management of global marketing and advertising programs and shifted the creative development of advertising campaigns to an outside agency with no increase in cost. Advertising expenditures totaled approximately 21.0%, 19.4% and 20.9% of net sales in fiscal 2000, 1999 and 1998, respectively. Advertising is developed individually for each of the Company's watch brands and is directed primarily to the ultimate consumer rather than to trade customers and is developed by targeting consumers with particular demographic characteristics appropriate to the image and price range of the brand. Advertisements are placed predominately in magazines and other print media, but are also created for television campaigns, catalogues and promotional materials.

SALES AND DISTRIBUTION

Overview

The Company divides its business into two major geographic segments: "Domestic" which includes the results of the Company's United States and Canadian operations and "International" which includes the results of all other Company operations. The Company's international operations are principally conducted in Europe and the Far East.

Domestic Wholesale

The Company sells all of its brands in the domestic market primarily through department stores, such as Macy's, Neiman-Marcus and Saks Fifth Avenue; jewelry store chains, such as Zales, Helzberg and Sterling; and independent jewelers. Sales to trade customers in the United States and Canada are made directly by the Company's sales force of approximately 100 employees who typically specialize in a particular brand. A majority of the sales force is compensated solely on the basis of commissions, which are determined as a percentage of sales. One trade customer accounted for 13%, 10% and 12% of the Company's net sales for fiscal 2000, 1999 and 1998, respectively. At January 31, 2000 and 1999, the same trade customer accounted for 18% and 15% of consolidated trade receivables, respectively.

International Wholesale

The Company sells Movado, Concord and Coach watches internationally through its own sales force of approximately 20 employees operating from the Company's sales and distribution offices in Hong Kong, Singapore, and Switzerland, and also through a network of approximately 45 independent distributors operating in numerous countries around the world. A majority of the Company's arrangements with its international distributors are long-term, generally require certain minimum purchases and restrict the distributor from selling competitive products.

Retail

In addition to its sales to trade customers and independent distributors, the Company sells Movado watches as well as Movado jewelry, table top accessories and other product line extensions in 5 company-operated Movado Boutiques. The Company also operates 22 outlet stores which sell discontinued and sample merchandise and factory seconds, providing the Company with an organized and efficient method of reducing inventory without competing directly with trade customers.

BACKLOG

At March 31, 2000, the Company had unfilled customer orders of approximately $49.8 million, compared to approximately $28.7 million at March 31, 1999 (based on currency exchange rates in effect on March 31, 2000). The Company believes the backlog is affected by a variety of factors, including seasonality and the scheduling of the manufacture and shipment of products. The March 31, 2000 backlog includes orders resulting from the Basel Trade Fair, which were not included in the March 31, 1999 backlog, due to the timing of the date of the fair. Excluding orders resulting from the Basel Trade Fair, the backlog at March 31, 2000 was $35.4 million, as compared to $28.7 million at March 31, 1999. Accordingly, a period-to-period comparison of backlog is not necessarily meaningful and may not be indicative of eventual shipments.

SOURCES AND AVAILABILITY OF SUPPLIES

Concord watches are generally assembled at the Company's manufacturing facility in Bienne, Switzerland with some off-site assembly performed principally by independent Swiss watchmakers. Movado watches are assembled primarily in Switzerland by independent third party subcontract assemblers. Certain lower price point Movado models are assembled by sub-contractors in the Far East. Movado and Concord watches are assembled using Swiss movements and other components obtained from third-party suppliers. Coach watches are assembled in Switzerland by independent assemblers using Swiss movements and other components obtained from third-party suppliers in Switzerland and elsewhere. ESQ watches are assembled by independent contractors in the Far East using Swiss movements and other components purchased from third-party suppliers principally located in the Far East.

A majority of the watch movements used in the manufacture of Movado, Concord and ESQ watches are purchased from two suppliers. The Company obtains other watch components for all of its manufactured brands, including movements, cases, crystals, dials, bracelets and straps, from a number of other suppliers. Precious stones used in the Company's watches are purchased from various suppliers and are set in the United States and Switzerland. The Company does not have long-term supply contracts with any of its component parts suppliers.

COMPETITION

The markets for each of the Company's watch brands are highly competitive. With the exception of the Swatch Group, Inc. (formerly known as SMH), a large Swiss-based competitor, no single company competes with the Company across all of its brands. Certain companies, however, compete with Movado Group, Inc. with respect to one or more of its watch brands. Certain of these companies have, and other companies that may enter the Company's markets in the future may have, substantially greater financial, distribution, marketing and advertising resources than the Company. The Company's future success will depend, to a significant degree, upon its ability to compete effectively with regard to, among other things, the style, quality, price, advertising, marketing and distribution of its watch brands.

TRADEMARKS, PATENTS AND LICENSING AGREEMENTS

Movado Group, Inc. owns the trademarks MOVADO(R), CONCORD(R), VIZIO(R), as well as trademarks for the Movado Museum dial design, and related trademarks for watches in the United States and in numerous other countries. The Company licenses ESQUIRE(R), ESQ(R) and related trademarks on an exclusive basis for use in connection with the manufacture, distribution, advertising and sale of watches pursuant to an agreement with the Hearst Corporation ("Hearst License Agreement"). The current term of the Hearst License Agreement expires December 31, 2003 but contains options for renewal at the Company's discretion through December 31, 2018. The Company licenses the trademark COACH(R) and related trademarks on an exclusive basis for use in connection with the manufacture, distribution, advertising and sale of watches pursuant to an agreement with Coach, a division of Sara Lee Corporation ("Coach License Agreement"). Subject to meeting certain performance goals, the Coach License Agreement expires in March, 2008.

The Company has also entered into a license agreement with Tommy Hilfiger Licensing, Inc. ("THLI"), the initial term of which expires December 31, 2005 but which can be extended at the request of the Company through December 31, 2010 if it is in compliance with all material terms of the agreement. Under the agreement with THLI, the Company has been granted the exclusive license to use the trademark TOMMY HILFIGER(R) and related trademarks in connection with the manufacture of watches worldwide and in connection with the marketing, advertising, sale and distribution of watches at wholesale (and at retail through its outlet stores) in the United States, Canada, the Caribbean, and in duty free and U.S. military shops worldwide.

In connection with the sale of the Piaget business to VLG, and the Corum business to Corum Switzerland, the Company assigned the trademark PIAGET(R) for watches and jewelry and certain related trademarks in the United States to VLG and assigned the trademark CORUM(R) and certain related trademarks in the United States to Corum Switzerland.

The Company also owns and has pending applications for a number of design patents in the United States and internationally for various watch designs, as well as designs of watch cases and bracelets.

The Company actively seeks to protect and enforce its intellectual property rights by working with industry associations, anti-counterfeiting organizations, private investigators and law enforcement authorities, including the United States Customs Service and, when necessary, suing infringers of its trademarks and patents. Consequently, the Company is involved from time to time in litigation or other proceedings to determine the enforceability, scope and validity of these rights. With respect to the trademarks MOVADO(R) and CONCORD(R) and certain other related trademarks, the Company has received exclusion orders that prohibit the importation of counterfeit goods or goods bearing confusingly similar trademarks into the United States. In accordance with Customs regulations, these exclusion orders, however, cannot cover the importation of gray-market Movado or Concord watches because the Company is the manufacturer of such watches. All of the Company's exclusion orders are renewable.

EMPLOYEES

As of January 31, 2000, the Company has approximately 930 full-time employees in its domestic and international operations. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement. The Company has never experienced a work stoppage due to labor difficulties and believes that its employee relations are good.

FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS, SEASONALITY, FOREIGN AND DOMESTIC OPERATIONS

The Company divides its business into two major geographic segments: "Domestic", which includes the results of the Company's United States and Canadian operations, and "International", which includes the results of all other Company operations. The Company's international operations are principally conducted in Europe and the Far East and its international assets are substantially located in Europe. Other international operations constituted less than 10% of consolidated total assets for all periods presented.

The Company's domestic sales are traditionally greater during the Christmas and holiday season and are significantly more seasonal than its international sales. Consequentially, the Company's net sales historically have been higher during the second half of its fiscal year. The second half of each year accounted for approximately 60.3%, 60.2% and 61.2% of the Company's net sales for the fiscal years ended January 31, 2000, 1999 and 1998, respectively. The amount of net sales and operating income generated during the second half of each fiscal year depends upon the general level of retail sales during the Christmas and holiday season, as well as economic conditions and other factors beyond the Company's control. The Company does not expect any significant change in the seasonality of its domestic business in the foreseeable future. International sales tend to be less seasonal, particularly those derived from the Middle and Far Eastern markets.

The Company conducts its business primarily in two operating segments:
"Wholesale" and "Other". The Company's wholesale segment includes the design, manufacture and distribution of quality watches. The Company's other segment includes the Company's retail and service center operations. See Note 11 to the Consolidated Financial Statements for financial information regarding segment data.

Item 2.  Properties

The Company leases various facilities in the United States, Canada, Switzerland, and the Far East for its corporate, manufacturing, distribution and sales operations. The Company's leased facilities are as follows:

                                                                          SQUARE  LEASE
LOCATION                      FUNCTION                                   FOOTAGE  EXPIRATION
--------                      --------                                   -------  ----------
Lyndhurst, New Jersey         Watch assembly and distribution             57,000  May 2002
Bienne, Switzerland           Corporate functions, watch sales,           52,000  January 2007
                              distribution, assembly and repair
Lyndhurst, New Jersey         Executive offices                           28,000  December 2001
Woodcliff Lake, New Jersey    Executive offices                           19,400  March 2001
Markham, Canada               Office and distribution                     11,200  June 2007
Hackensack, New Jersey        Warehouse                                    6,600  July 2004
New York, New York            Watch repair and Public Relations            4,900  April 2008
                              Office
Hong Kong                     Watch sales, distribution and repair         5,800  June 2001
Los Angles, California        Watch repair                                 3,000  December 2002
Miami, Florida                Watch repair                                 2,600  October 2001
Grenchen, Switzerland         Watch sales                                  2,600  March 2005
Toronto, Canada               Office                                       1,600  June 2000
Japan                         Watch sales                                  1,500  Month to Month
Singapore                     Watch sales, distribution and repair         1,100  August 2001

The Company leases retail space averaging 1,300 square feet per store with leases expiring from November 2000 to October 2006 for the operation of the Company's 22 outlet stores. The Company also leases retail space for the operation of each of its five Movado Boutiques averaging 1,800 square feet per store with leases expiring from January 2005 to August 2008.

The Company also owns approximately 2,400 square feet of office space in Hanau, Germany, which it previously used for sales, distribution and watch repair functions. The Company is currently subletting this facility.

The Company is currently exploring available alternatives in connection with the presently scheduled expiration in March 2001 of its Woodcliff Lake, New Jersey lease and the December 2001 and May 2002 scheduled expiration of its facilities in Lyndhurst, New Jersey. The Company is currently exploring available alternatives for relocation of its U.S. distribution operations currently conducted in Lyndhurst, New Jersey.

The Company believes that its existing facilities are adequate for its current operations but that it will require some expanded distribution and warehouse space in order to handle reasonably foreseeable sales growth.

Item 3.  Legal Proceedings

The Company is involved in certain legal proceedings arising in the normal course of its business. The Company believes that none of these proceedings, either individually or in the aggregate, will have a material adverse effect on the Company's operating results, liquidity or its financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of fiscal 2000.

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Shareholder Matters

As of March 24, 2000, there were 47 holders of record of the Class A Common Stock and, the Company estimates, approximately 2,100 beneficial owners of the Common Stock represented by 403 holders of record. The Common Stock is traded on the NASDAQ National Market under the symbol "MOVA" and on March 24, 2000, the closing price of the Common Stock was $ 10.00. The quarterly high and low closing prices for the fiscal years ended January 31, 2000 and 1999 were as follows:

                       FISCAL 2000                       FISCAL 1999
                       -----------                       -----------
QUARTER ENDED       LOW           HIGH                LOW           HIGH
-------------       ---           ----                ---           ----
April 30           $20.75        $25.75             $21.00         $30.44
July 31            $22.88        $27.75             $24.00         $30.25
October 31         $21.63        $27.13             $15.13         $24.75
January 31         $18.63        $25.38             $17.63         $26.63

The Class A Common Stock is not publicly traded and is subject to certain restrictions on transfer as provided under the Company's Amended Restated Certificate of Incorporation and, consequently, there is currently no established public trading market for these shares.

During the fiscal year ended January 31, 2000, the Board of Directors approved four $0.025 per share quarterly cash dividends to shareholders of record of the Common Stock and Class A Common Stock. During the fiscal year ended January 31, 1999, the Board of Directors approved four $0.02 per share quarterly cash dividends to shareholders of record of the Common Stock and Class A Common Stock. The declaration and payment of future dividends, if any, will be at the sole discretion of the Board of Directors and will depend upon the Company's profitability, financial condition, capital and surplus requirements, future prospects, terms of indebtedness and other factors deemed relevant by the Board of Directors. See Note 4 to the Consolidated Financial Statements regarding contractual restrictions on the Company's ability to pay dividends.

Item 6.  Selected Financial Data

The selected financial data presented below has been derived from the Consolidated Financial Statements. This information should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of this report. Amounts are in thousands except per share amounts.

                                                  FISCAL YEAR ENDED JANUARY 31,
                                        2000       1999       1998       1997       1996
                                      --------   --------   --------   --------   --------
STATEMENT OF INCOME DATA:
Net Sales                             $295,067   $277,836   $237,005   $215,107   $185,867
                                      --------   --------   --------   --------   --------
Cost of sales                          126,667    111,766     97,456     95,031     83,502
Selling, general and administrative    152,631    133,395    113,593     99,657     84,315
                                      --------   --------   --------   --------   --------
Total expenses                         279,298    245,161    211,049    194,688    167,817
                                      --------   --------   --------   --------   --------
Operating income                        15,769     32,675     25,956     20,419     18,050
Gain on disposition of business          4,752
Net interest expense                     5,372      5,437      5,383      4,874      4,450
                                      --------   --------   --------   --------   --------
Income before income taxes              15,149     27,238     20,573     15,545     13,600
Provision for  income taxes              1,428      6,265      4,731      3,853      3,876
                                      --------   --------   --------   --------   --------
Net income (1)                        $ 13,721   $ 20,973   $ 15,842   $ 11,692   $  9,724
                                      ========   ========   ========   ========   ========

Net income per share-Basic            $   1.10   $   1.63   $   1.35   $   1.04   $   0.86
Net income per share-Diluted (1)      $   1.06   $   1.58   $   1.29   $   1.02   $   0.86
Basic shares outstanding                12,527     12,842     11,736     11,273     11,263
Diluted shares outstanding              12,890     13,256     12,236     11,489     11,327
Cash dividends declared per share     $  0.100   $  0.080   $  0.080   $  0.064   $  0.053

BALANCE SHEET DATA (END OF PERIOD):
Working capital                       $158,730   $191,033   $157,103   $126,690   $132,679
Total assets                           267,186    296,375    249,069    208,443    200,380
Long-term debt                          45,000     55,000     35,000     40,000     40,000
Shareholders' equity                   147,815    162,608    145,533    103,870    104,841

(1) Includes $8.3 million pretax or $0.46 per share after tax one-time charge and $4.8 million pretax or $0.28 per share after tax gain from the sale of the Company's Piaget business. Excluding these items, net income was $15.9 million or $1.24 per share on a diluted basis.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Statements included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in this annual report on Form 10-K, as well as statements in future filings by the Company with the Securities and Exchange Commission ("SEC"), in the Company's press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, "FORWARD LOOKING STATEMENTS" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934. The Company cautions readers that FORWARD LOOKING STATEMENTS, include without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, plans for future operations, effective tax rates, margins, interest costs, and income as well as assumptions relating to the foregoing. FORWARD LOOKING STATEMENTS are subject to certain risks and uncertainties, some of which cannot be predicted or quantified. Actual results and future events could differ materially from those indicated in the FORWARD LOOKING STATEMENTS, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the SEC including, without limitation, the following: general economic and business conditions which may impact disposable income of consumers, competitive products and pricing, seasonality, availability of alternative sources of supply in the case of loss of any significant supplier, the Company's dependence on key officers, ability to enforce intellectual property rights, continued availability to the Company of financing and credit on favorable terms, and success of hedging strategies with respect to currency exchange rate fluctuations.

GENERAL

Wholesale Sales. Among the more significant factors that influence annual sales are general economic conditions in the Company's domestic and international markets, new product introductions, the level and effectiveness of advertising and marketing expenditures, and product pricing decisions. Fiscal 2000 sales were also impacted by the sale of the Piaget and Corum businesses.

Approximately 20% of the Company's total sales are from international markets and therefore reported sales are affected by foreign exchange rates. Significant portions of the Company's international sales are billed in Swiss francs and translated to U.S. dollars at average exchange rates for financial reporting purposes.

The Company's business is very seasonal. There are two major selling seasons in the Company's domestic markets: the Spring season, which includes school graduations and several holidays, and, most importantly, the Christmas and holiday season. Major selling seasons in certain international markets center around significant local holidays that occur in late Winter or early Spring. These markets are a less significant portion of the Company's business and therefore, their impact is far less than that of the selling seasons in North America.

During fiscal 2000, the Company completed the sale of both the Piaget and Corum distribution businesses and substantially all the assets associated with these businesses. Prior to the sale, the Company had been the exclusive distributor of these brands in North America.The Company completed the sale of its Piaget business to VLG in February 1999 and sold its Corum business to Corum Switzerland in January 2000. The disposition of these brands negatively impacted sales in fiscal 2000.

Retail Sales. The Company's retail operations consist of 22 outlet stores located throughout the U.S. and five full-priced Movado Boutiques. The Company does not have any overseas retail operations.

The significant factors that influence annual sales volumes in the Company's retail operations are similar to those that influence domestic wholesale operations. In addition, many of the Company's outlet stores are located near vacation destinations, and therefore, the seasonality of these stores is driven by the peak tourist season associated with these locations.

Gross Margins. The Company's overall gross margins are primarily affected by four major factors: sales mix, product pricing strategy, manufacturing costs and the U.S. dollar/Swiss franc exchange rate.

Gross margins vary among the brands included in the Company's portfolio and also among watch models within each brand. Luxury and premium retail price point models generally earn lower gross margins than more popular moderate price models. Gross margins in the Company's outlet business are lower than those of the wholesale business since the outlets primarily sell seconds and discontinued models that generally command lower retail prices. Gross margins in the full priced Movado Boutiques exceed those of the wholesale business since the Company earns full channel margins from manufacture to point of sale in this business.

All of the Company's brands compete with a number of other brands on the basis of not only styling but also wholesale and retail price. The Company's ability to improve margins through price increases is, therefore, to some extent, constrained by competitors' actions. In addition, the Company's wholesale operation periodically engages in liquidation sales of discontinued models at reduced prices. The level of these sales in a particular period can also have a significant impact on the Company's gross margins.

Manufacturing costs of the Company's brands consist primarily of component costs, internal and subcontractor assembly costs and unit overhead costs associated with the Company's supply chain operations in the U.S., Switzerland and the Far East. The Company seeks to control and reduce component and subcontractor labor costs through a combination of negotiations with existing suppliers and alternative sourcing. The Company's supply chain operations consist of logistics and minor assembly in the U.S. and Switzerland and a product sourcing operation in the Far East. The Company has historically controlled the level of overhead costs and maintained flexibility in its cost structure by outsourcing a significant portion of its component and assembly requirements and expects to extend this strategy over the near term.

Since a substantial amount of the Company's product costs are incurred in Swiss francs, fluctuations in the U.S. dollar/Swiss franc exchange rate can impact the Company's production costs and, therefore, its gross margins. The Company, therefore, hedges its Swiss franc purchases using a combination of forward contracts, purchased currency options and spot purchases. The Company's hedging program has, in the recent past, been reasonably successful in stabilizing product costs and therefore gross margins despite exchange rate fluctuations.

Operating Expenses. The Company's operating expenses consist primarily of advertising, selling, distribution and general and administrative expenses. Annual advertising expenditures are based principally on overall strategic considerations relative to maintaining or increasing market share in markets that management considers to be crucial to the Company's continued success as well as on general economic conditions in the various markets around the world in which the Company sells its products.

Selling expenses consist primarily of sales commissions, sales force costs and operating costs incurred in connection with the Company's retail business. Sales commissions vary proportionally with overall sales levels. Retail operating expenses consist primarily of salaries and store rents.

Distribution expenses consist primarily of salaries of distribution staff, the cost of part-time help to meet seasonal needs, and shipping costs and supplies.

General and administrative expenses consist primarily of salaries, employee benefit plan costs, office rent, management information systems costs and various other general corporate expenses.

Operating expenses over the last three fiscal years reflect the effect of the implementation of the Company's growth strategy. The more significant expenses associated with this strategy included: advertising and marketing expenses designed to increase market share for all of the Company's watch brands, both domestically and internationally; additions to the Company's sales force; salaries and rents associated with additional outlet stores and the Movado Boutiques; the addition of staff to support distribution, inventory management and customer service requirements coincident with growth of the Company's business; and general and administrative expenses, such as employee benefits and the development of the Company's information systems infrastructure.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED JANUARY 31, 2000, 1999 AND 1998

Net Sales.  Comparative net sales by product class were as follows:

                                   FISCAL 2000    FISCAL 1999    FISCAL 1998
                                                (IN THOUSANDS)
Concord, Movado, Coach and ESQ:
    Domestic                        $ 200,480       $180,909      $153,835
    International                      56,185         50,940        40,028
Piaget and Corum                         (726)        13,934        17,045
Other                                  39,128         32,053        26,097
                                    ---------       --------      --------
Net Sales                           $ 295,067       $277,836      $237,005
                                    =========       ========      ========

Total net sales increased 6.2% for the year ended January 31, 2000. Sales from ongoing operations, excluding the disposed Piaget and Corum distribution businesses, increased 13.4% to $295.8 million from $260.9 million in the prior year. Domestic sales of the Company's core Concord, Movado, ESQ and Coach brands increased 10.8%. All of the Company's core brands experienced high single or low double-digit percentage growth rates in the domestic market. International sales of the Company's core brands increased 10.3% led by the continuing international rollout of the Coach watch brand in the Far East, which resulted in a near doubling of Coach watch international sales in fiscal 2000. International sales of the Concord brand also increased approximately 10%.

Other net sales, which includes the Company's outlet stores, Movado Boutiques and after sales service business, increased 22% over the prior year. This growth was primarily attributable to double digit comparable store sales gains in both the outlets and the Boutiques and new store openings in both of these retail venues, offset by a decrease in after sales service revenues as a result of the sale of the Piaget business.

Gross Margins. The gross margin for fiscal 2000 was 57.1% as compared to 59.8% for fiscal 1999. The fiscal 2000 gross margin included a one-time charge of $5.0 million to write down non-core component inventories. The Company's non-core component inventory is the result of stockpiling component parts necessary to support after sales service of core product, which is subsequently discontinued due to new product model introductions.

During fiscal 1999, the Company initiated a project to convert such of its non-core component inventory that is no longer necessary for after sales service into finished watches for sale through liquidation channels or the Company's outlet division. While this program was successful in converting a portion of such total non-core component inventory into saleable finished watches in fiscal 2000 and the Company expects to continue this program, there will inevitably be some residual non-core component inventory that will not be cost effective to attempt to assemble into finished product.

Fiscal 2000 gross margins also reflect a $2.3 million negative adjustment to inventory following physical counts conducted at year-end. The Company believes the inventory adjustment was caused by issues associated with the existing distribution environment and implementation of new information systems in the U.S. in fiscal 2000. The Company's U.S. sales have increased significantly in recent years resulting in a corresponding increase in unit volumes processed by and warehoused in the existing U.S. distribution facility which operates in converted office space located in Lyndhurst, NJ. Managing the unit volume growth was also complicated by the implementation in 1999 of new information systems requiring distribution personnel to adjust to new technology, procedures and practices in conducting product shipment and warehouse operations. The Company has transitioned to the new information system environment and will address the physical space constraints issue by relocating its distribution operations to more traditional warehouse space (see Operating Expenses below). The new larger space will permit the Company to employ more effective and efficient product handling and storage practices.

Excluding the charges described above, gross margins for fiscal 2000 were 59.5% of sales compared to 59.8% in fiscal 1999. This decrease is primarily attributable to fourth quarter sales mix, which included a higher level of lower margin liquidation sales and outlet sales than the previous year. This was due, in part, to underproduction of higher margin core range products and substitution of lower margin non-core items to meet demand for product. Higher levels of liquidation and outlet sales also reflected the Company's commitment to reduce working capital employed in the business.

The Company's gross margin increased from 58.9% in fiscal 1998 to 59.8% in fiscal 1999, principally as a result of sales mix, particularly an increase in the proportion of Concord, Movado and ESQ sales to net sales. The Company's gross margin also benefited by increases in the U.S. dollar against the Swiss franc.

Operating Expenses. Operating expenses for fiscal 2000 were $152.6 million or 51.7% of net sales as compared to $133.4 million or 48.0% of net sales in fiscal 1999. Fiscal 2000 operating expenses include a $1.0 million fourth quarter nonrecurring charge associated with the planned relocation of the Company's U.S. distribution operations. This charge includes a write-off of assets that are not transferable to the new facility as well as lease termination costs associated with exiting the Company's existing facility.

Excluding this charge, operating expenses were $151.6 million or 51.4% of sales compared to $133.4 million or 48.0% of sales in the prior year. The increase in operating expenses of approximately 14% or $18 million relates to several areas, including (1) advertising and marketing expenses, which increased $8.1 million or 15%; (2) selling expenses, which increased $4.5 million or 12%; (3) distribution costs, which increased $1.3 million or 21%, and (4) general and administrative expenses, which increased $4.3 million or 12%.

The increase in advertising costs related to increased media and cooperative advertising programs with retailers in support of the Company's brands, higher advertising production costs due to the launch of new media campaigns for both the Concord and ESQ brands, increased spending on point of sale support material such as displays and product brochures, and the development of a new advertising and marketing management team.

Selling expenses increased in both the Company's wholesale and retail businesses. Selling expenses in the wholesale business primarily reflect higher levels of sales commissions due to sales increases across the Company's brands. Headcount increases in the Coach and ESQ brands to support growth also resulted in increased compensation and travel expenses. Selling expenses for fiscal 2000 also reflect the first year of amortization of the Company's major trade show exhibition facility constructed for use at the annual Basel International Watch and Jewelry Show.

Increases in selling expenses associated with the Company's retail operations relate primarily to the addition of four new outlets and one Movado Boutique in fiscal 2000 as well as the annualization of costs of stores opened during fiscal 1999.

Distribution expenses are largely variable in nature and these expenses grew proportionately with increases in unit volume shipments.

Increases in general and administrative expenses were primarily in the area of human resources and information systems. The Company experienced increases in employee benefit costs associated with a growing workforce as well as recruiting fees, specifically associated with the hiring of two senior executives in the fourth quarter. Information systems related expenses increased as the Company began amortizing its significant investment in its new U.S. core system effective with the March 1999 implementation date and incurred Year 2000 remediation expenses relative to systems in the Switzerland and its other international subsidiaries. The Company also added information systems support personnel in fiscal 2000.

Interest Expense. Net interest expense in fiscal 2000 was consistent with the previous year amounting to $5.4 million. Gross interest expense increased by $676,000 or 12.4% due primarily to the first full year of interest expense on $25 million of 6.9% Series A Senior Notes which were issued in December 1998. These increases were offset largely by interest income from the investment of the $28.4 million proceeds from the Company's sale of the Piaget business in February 1999.

Net interest expense for fiscal 1999 and 1998 was $5.4 million and consisted primarily of interest on the Company's 6.56% Senior Notes, 6.90% Series A Senior Notes, revolving lines of credit and borrowings against working capital lines.

Income Taxes. The Company's income tax provision amounted to $1.4 million, $6.3 million, and $4.7 million for fiscal 2000, 1999 and 1998, respectively, or 9.4% of pretax income for fiscal 2000 and 23.0% for fiscal 1999 and 1998. The 9.4% effective rate for fiscal 2000 reflects a tax benefit as a result of a current year net operating loss in the Company's U.S. operations. Also, a portion of the Company's consolidated operations are located in non-U.S. jurisdictions, and, therefore, the Company's effective rate differs from U.S. statutory rates. The majority of the Company's non-U.S. operations are located in jurisdictions with statutory rates below U.S. rates. The Company believes that the near term future effective tax rate will increase to the 20% to 28% range reflecting the Company's current expectation that domestic earnings will gradually increase as a percentage of the overall earnings mix. However, there can be no assurance of this result as it is dependent on a number of factors, including the mix of foreign to domestic earnings, local statutory tax rates and the Company's ability to utilize net operating loss carryforwards in certain jurisdictions.

LIQUIDITY AND FINANCIAL POSITION

Cash flows from operating activities in fiscal 2000 were $28.3 million compared to a use of cash in operations of $9.1 million in fiscal 1999 and $6.1 million in fiscal 1998. The improvement in operating cash flows in fiscal 2000 resulted from a reduction in working capital, in particular, inventories and accounts receivable. Operating cash flows in fiscal 1999 and 1998 were negative due to increases in both inventory and accounts receivable.

The Company generated net positive cash flows from investing activities in fiscal 2000 of $17.5 million primarily as a result of the sale of its Piaget business to VLG for $28.4 million in cash. This compared to $10.9 million and $9.1 million cash utilized in investing activities in fiscal 1999 and 1998, respectively, primarily for capital expenditures.

Capital expenditures amounted to $10.1 million in fiscal 2000 and related primarily to management information systems projects, the addition of four new outlet stores and one Movado Boutique, and construction of a major tradeshow exhibition facility used annually at the Basel International Watch and Jewelry show. The Company's capital expenditures for fiscal 1999 and fiscal 1998 amounted to $11.7 million and $7.6 million, respectively. Expenditures in fiscal 1999 were primarily related to planned expenditures for the Company's information systems, including retail information systems, expansion of the Company's Movado boutiques and further expansion of the Company's network of outlet stores. Expenditures in fiscal 1998 were primarily related to improvements in the Company's management and sales management information systems and costs incurred in connection with the expansion of domestic distribution operations. The Company expects that annual capital expenditures in the near term will approximate the levels experienced in fiscal 2000 and 1999 and will relate primarily to relocating its U.S. distribution operations, various information systems projects and leasehold improvements associated with additional outlet stores.

Cash used in financing activities amounted to $22.1 million in fiscal 2000. This compares to $18.6 million and $21.3 million of cash provided by financing activities in fiscal 1999 and 1998, respectively.

At January 31, 2000 the Company had two series of Senior Notes outstanding. Senior Notes due January 31, 2005 were originally issued in a private placement completed in fiscal 1994. These notes have required annual principal payments of $5.0 million since January 1998. The Company repaid $10 million and $5 million in principal amount of these notes in fiscal 2000 and fiscal 1999, respectively. At January 31, 2000, $25 million in principal amount of these notes remained outstanding.

During fiscal 1999, the Company issued $25 million of Series A Senior Notes under a Note Purchase and Private Shelf Agreement dated November 30, 1998. This agreement allows for the issuance for up to two years from the date of the agreement of Senior Promissory Notes in the aggregate principal amount of up to $50 million with maturities up to 12 years from their original date of issuance. The $25 million Series A Senior Notes issued in fiscal 1999 bear interest at 6.90% and mature on October 30, 2010. The Notes are subject to annual repayments of $5.0 million commencing October 31, 2006.

The Company finances its seasonal working capital requirements through borrowings under its bank lines of credit. The Company borrows from its bank group under both a $90 million unsecured revolving line and $31.6 million of annually renewable working capital lines of credit. Borrowings under the revolving line are governed by a three-year agreement among the Company and its bank group. The agreement was originally dated July 23, 1997 and was last amended in March 2000 to revise certain financial covenants and substantially increase the Company's ability to purchase shares under its ongoing share repurchase program. The Company is presently in discussions with its bank group regarding a renewal of the agreement and expects to complete the renewal by May 2000. Due to significant increases in market interest spreads since the July 23, 1997 agreement was completed, the Company expects that interest spreads contained in the new revolving credit agreement will be significantly higher than those contained in the current agreement. The Company is also renegotiating its annually renewable working capital lines coincident with renewal of the revolving credit facility since these lines are with three members of the Company's bank group that are party to the revolving credit facility. At January 31, 2000, the Company had $13.5 million of outstanding borrowings under its bank lines as compared to $7.2 million at January 31, 1999.

Under a series of share repurchase authorizations approved by the Board of Directors, the Company has maintained a discretionary buy-back program throughout fiscal 2000. Current year purchases under the repurchase program amounted to $17.6 million. As of the date of the filing of this report on Form 10-K, the Company had remaining $10.2 million against an aggregate authorization of $30 million.

During fiscal 1999, the Company repurchased $2.9 million of stock under a 400,000 share program that had been authorized by the Board of Directors in March 1998. This program had been put in place to mitigate the dilutive impact of employee compensation programs.

Cash dividends in fiscal 2000 amounted to $1.2 million compared to $1.0 million in fiscal 1999 and $0.9 million in fiscal 1998.

Cash and cash equivalents at January 31, 2000 amounted to $26.6 million compared to $5.6 million at January 31, 1999. Net debt to total capitalization at January 31, 2000 was 20% as compared to 27% at January 31, 1999.

In summary, the Company made significant progress in fiscal 2000 improving its liquidity by selling underperforming assets (Piaget and Corum) and significantly reducing working capital committed to the business per sales dollar generated, primarily through the success of its inventory reduction programs. The Company plans to continue to focus on improving its cash flows in fiscal 2001.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) in June 1998. SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value and established new accounting practices for hedge instruments. SFAS 133 was originally scheduled for implementation for fiscal years ending after June 15, 1999, however, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 which defers the effective date of SFAS 133 for one year. For the Company, SFAS 133 will be effective for the first quarter of fiscal 2002. Management is currently analyzing the effect that SFAS 133 is expected to have on the Company's statement of position and results of operations.

MARKET RISKS

The Company's primary market risk exposure relates to foreign currency exchange risk (see Note 5 to the Consolidated Financial Statements). The majority of the Company's purchases are denominated in Swiss francs. The Company reduces its exposure to the Swiss franc exchange rate risk through a hedging program. Under the hedging program, the Company purchases various financial instruments, predominately forward and option contracts. Gains and losses on financial instruments resulting from this hedging activity are offset by the effects of the currency movements on respective underlying hedged transactions. If the Company did not engage in a hedging program, any change in the Swiss franc to local currency would have an equal effect on the entities' cost of sales. As of January 31, 2000, the Company's hedging portfolio consisted of various dates ranging through January 29, 2001 with an average forward rate of
1.5063 Swiss francs per dollar. The Company has $147.0 million of option contracts with a maturity date of February 15, 2001. The option contracts have an average strike price of 1.5621 Swiss francs per dollar. As of January 31, 2000, the carrying value of the options amounted to approximately $2.7 million, which represents the unamortized premium of the option and a fair market value of approximately $1.6 million.

In addition, the Company has certain debt obligations with variable interest rates, which are based on LIBOR plus a fixed additional interest rate. The Company does not hedge these interest rate risks. The Company also has certain debt obligations with fixed interest rates. The difference between the market based interest rates at January 31, 2000 and the fixed rates was minimal.

YEAR 2000

The Company initiated a project in 1997 (the "Project") to improve and standardize data and computer technology and consequentially all obsolete hardware and software either have been replaced with systems that are Year 2000 compliant or, in the case of certain business applications software in Switzerland, Canada and the Far East, have been made Year 2000 compliant pending replacement. As part of the Project, new client/server core business applications software supporting manufacturing, distribution, sales, accounting and after-sales service was implemented in the U.S. in March 1999. The Company expects to complete the implementation of this software in Switzerland during fiscal 2001 and in Canada and the Far East thereafter.

The Company monitored the Year 2000 system status of customers and vendors involved with electronic data interchange ("EDI") with our systems by the use of questionnaires.

As of the date of filing of this Annual Report on Form 10-K, all of the Company's mission-critical systems have been successfully tested for Year 2000 compliance, and the Company has not experienced any significant Year 2000 problems with any of those systems or with the systems of any suppliers or customers with whom the Company is involved in EDI. Although the Company has not experienced any significant Year 2000 problems to date, it plans to continue to monitor the situation closely.

While we cannot be sure that we have been completely successful in our efforts to address the Year 2000 issue or that problems could not still arise that would cause a material adverse effect on our operating results or financial condition, we believe that our most reasonably likely worst-case scenario would relate to problems with the systems of third parties rather that with our internal systems. We are limited in our efforts to address the Year 2000 issue as it relates to third parties, however, and rely solely on the assurances of these third parties as to their Year 2000 preparedness.

Costs associated with systems replacement and modification to become Year 2000 compliant under the contingency plan (outside of the Project) were $0.3 million. The estimated cost of the Project is approximately $12.0 million. The total amount expended on the Project through January 31, 2000 was approximately $10.2 million. This estimate assumes that the Company will not incur significant Year 2000 related costs due to the failure of customers, vendors and other third parties to be Year 2000 compliant.

Item 8.  Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Schedule       Page
                                                                      Number       Number
                                                                      ------       ------
Report of Independent Accountants                                                   F-1

Consolidated Statements of Income for the fiscal years ended
       January 31, 2000, 1999 and 1998                                              F-2

Consolidated Balance Sheets at January 31, 2000 and 1999                            F-3

Consolidated Statements of Cash Flows for the fiscal years
        ended January 31, 2000, 1999 and 1998                                       F-4

Consolidated Statements of Changes in Shareholders' Equity
        for the fiscal years ended January 31, 2000, 1999 and
        1998                                                                        F-5

Notes to Consolidated Financial Statements                                      F-6 to F-18

Valuation and Qualifying Accounts and Reserves                          II          S-1

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

The information required by this item is included in the Company's Proxy Statement for the 2000 annual meeting of shareholders and is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this item is included in the Company's Proxy Statement for the 2000 annual meeting of shareholders and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this item is included in the Company's Proxy Statement for the 2000 annual meeting of shareholders and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information required by this item is included in the Company's Proxy Statement for the 2000 annual meeting of shareholders and is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    Documents filed as part of this report

       1.  Financial Statements:

           See Financial Statements Index on page 21 included in Item 8 of part II of this report.

       2.  Financial Statements Schedules:

           Schedule II                               Valuation and Qualifying
                                                     Accounts and Reserves

           All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

       3.  Exhibits:

           Incorporated herein by reference is a list of the Exhibits contained in the Exhibit Index on pages 26 through 31 of this report.

(b)    Reports on Form 8-K

       None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MOVADO GROUP, INC.
                                             (Registrant)

Dated:  April 19, 2000     By: /s/ Gedalio Grinberg
                               --------------------
                               Gedalio Grinberg
                               Chief Executive Officer and
                               Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Dated:  April 19, 2000         /s/ Gedalio Grinberg
                               --------------------
                               Gedalio Grinberg
                               Chief Executive Officer and
                               Chairman of the Board of Directors
                               (Principal Executive Officer)

Dated:  April 19, 2000         /s/ Efraim Grinberg
                               -------------------
                               Efraim Grinberg
                               President

Dated: April 19, 2000          /s/ Richard J. Cote
                               -------------------
                               Richard J. Cote
                               Executive Vice President of Finance and
                               Administration


Dated:  April 19, 2000         /s/ Kenneth J. Adams
                               --------------------
                               Kenneth J. Adams
                               Senior Vice President and Chief Financial Officer
                               (Chief Financial Officer)

Dated:  April 19, 2000         /s/ Glenn E. Tynan
                               ------------------
                               Glenn E. Tynan
                               Vice President and Corporate Controller
                               (Principal Accounting Officer)

Dated:  April 19, 2000         /s/ Margaret Hayes Adame
                               ------------------------
                               Margaret Hayes Adame
                               Director

Dated:  April 19, 2000         /s/ Donald Oresman
                               ------------------
                               Donald Oresman
                               Director


Dated:  April 19, 2000         /s/ Leonard L. Silverstein
                               --------------------------
                               Leonard L. Silverstein
                               Director

Dated:  April 19, 2000         /s/ Alan H. Howard
                               ------------------
                               Alan H. Howard
                               Director

                                  EXHIBIT INDEX

    EXHIBIT                                                                           SEQUENTIALLY
    NUMBER                               DESCRIPTION                                  NUMBERED PAGE
    ------                               -----------                                  -------------
      3.1      Restated By-Laws of the Registrant. Incorporated by reference to
               Exhibit 3.1 filed with the Registrant's Registration statement on
               Form S-1 (Registration No. 33-666000).

      3.2      Restated Certificate of Incorporation of the Registrant as amended.
               Incorporated herein by reference to Exhibit 3(i) to the Registrant's
               Quarterly Report on Form 10-Q filed for the quarter ended July 31,
               1999.

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

      4.3      Note Purchase and Private Shelf Agreement dated as of November 30,
               1998 between the Registrant and The Prudential Insurance Company of
               America. Incorporated herein by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the year ended January
               31, 1999.

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

    EXHIBIT                                                                           SEQUENTIALLY
    NUMBER                               DESCRIPTION                                  NUMBERED PAGE
    ------                               -----------                                  -------------
      10.3     Agreement, dated January 1, 1992, between The Hearst Corporation and the Registrant, as amended on January 17, 1992. Incorporated herein by reference to Exhibit 10.8 filed with Company's Registration
               Statement on Form S-1 (Registration No. 33-666000).

      10.4     Letter Agreement between the Registrant and The Hearst Corporation dated October 24, 1994 executed October 25, 1995 amending License
               Agreement dated as of January 1, 1992, as amended. Incorporated herein by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1995.

      10.5 Lease Agreement between the Registrant and Meadowlands Associates, dated October 31, 1986, for office space in Lyndhurst, New Jersey, together with the Non-Disturbance and Attornment Agreement, dated
               March 11, 1987. Incorporated herein by reference to Exhibit 10.10 filed with Company's Registration Statement on Form S-1
               (Registration No. 33-666000).

      10.6     Registrant's 1996 Stock Incentive Plan amending and restating the
               1993 Employee Stock Option Plan. Incorporated herein by reference to
               Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the
               quarter ended October 31, 1996.**

      10.7     Line of Credit Letter Agreement dated July 18, 1997 between the
               Registrant and Fleet Bank, N.A. Incorporated herein by reference to
               Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the year ended January 31, 1998.

      10.8     Line of Credit Letter Agreement dated February 25, 1998 between the
               Registrant and Marine Midland Bank, N.A Incorporated herein by reference to Exhibit 10.14 to Registrant's Annual Report on Form
               10-K for the year Ended January 31, 1998.

      10.9     Letter Agreement dated May 19, 1993 between Concord Watch Company,
               S.A. and Bern Cantonal Bank (English translation). Incorporated herein by reference to Exhibit Number 10.15 filed with Company's
               Registration Statement on Form S-1 (Registration No. 33-666000).

    EXHIBIT                                                                           SEQUENTIALLY
    NUMBER                               DESCRIPTION                                  NUMBERED PAGE
    ------                               -----------                                  -------------
      10.10    Letter Agreement dated November 25, 1992 between Concord Watch
               Company, S.A. and Swiss Bank Corporation (English Translation).
               Incorporated herein by reference to Exhibit 10.19 filed with
               Company's Registration Statement on Form S-1 (Registration No.
               33-666000).

      10.11    Letter Agreement dated January 25, 1991 between Concord Watch
               Company, S.A. and Union Bank of Switzerland (English Translation).
               Incorporated herein by reference to Exhibit 10.20 filed with Company's Registration Statement on Form S-1 (Registration No.
               33-666000).

      10.12 Lease dated August 10, 1994 between Rockefeller Center Properties, as landlord and SwissAm Inc., as tenant for space at 630 Fifth
               Avenue, New York, New York. Incorporated herein by reference to
               Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31,1994.

      10.13    First Amendment of Lease dated May 31, 1994 between Meadowlands
               Associates, as landlord and the Registrant, as tenant for additional space at 125 Chubb Avenue, Lyndhurst, New Jersey. Incorporated
               herein by reference to Exhibit 10.4 to the Registrant's Quarterly
               Report on Form 10-Q for the quarter ended July 31, 1994.

      10.14    Death and Disability Benefit Plan Agreement dated September 23, 1994 between the Registrant and Gedalio Grinberg, Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on
               Form 10-Q for the quarter ended October 31, 1994.**

      10.15    Registrant's amended and restated Deferred Compensation Plan for
               Executives effective January 1, 1998. Incorporated herein by reference to Exhibit 10.25 to the Registrant's Annual Report on Form
               10-K for the year ended January 31, 1998.**

      10.16    Policy Collateral Assignment and Split Dollar Agreement dated
               December 5, 1995 by and between the Registrant and The Grinberg
               Family Trust together with Demand Note dated December 5, 1995.
               Incorporated herein by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the year ended January
               31, 1996.**

    EXHIBIT                                                                           SEQUENTIALLY
    NUMBER                               DESCRIPTION                                  NUMBERED PAGE
    ------                               -----------                                  -------------
      10.17    License Agreement dated December 9, 1996 between the Registrant and
               Sara Lee Corporation. Incorporated herein by reference to Exhibit
               10.32 to the Registrant's Annual Report on Form 10-K for the year ended January 31, 1997.

      10.18    Amended and Restated Credit Agreement dated as of July 23, 1997 among the Registrant, the Chase Manhattan Bank as Agent, Swingline
               Bank and Issuing Bank and Fleet Bank, N.A. as Co-Agent and the other
               Lenders signatory thereto. Incorporated herein by reference to
               Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for
               the quarter ended July 31, 1997.

      10.19    Amendment to Amended and Restated Credit Agreement dated as of
               August 5, 1997 among the Registrant, the Chase Manhattan Bank as
               Agent, Swingline Bank and Issuing Bank and Fleet Bank, N.A. as
               Co-Agent and the other Lenders signatory thereto. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly
               Report on Form 10-Q for the quarter ended July 31, 1997.

      10.20    First Amendment to Lease dated April 8, 1998 between RCPI Trust, successor in interest to Rockefeller Center Properties ("Landlord")
               and Movado Retail Group, Inc., successor in interest to SwissAm Inc.
               ("Tenant") amending lease dated August 10, 1994 between Landlord and
               Tenant for space at 630 Fifth Avenue, New York, New York.
               Incorporated herein by reference to Exhibit 10.37 to the
               Registrant's Annual Report on Form 10-K for the year ended January
               31, 1998.

      10.21    Line of Credit Letter Agreement dated November 10, 1997 between the
               Registrant and Fleet Bank, N.A. Incorporated herein by reference to
               Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the
               year ended January 31, 1998.

      10.22    Line of Credit Letter Agreement dated August 5, 1997 between the
               Registrant and The Bank of New York, Incorporated herein by reference to Exhibit 10.39 to the Registrant's Annual Report on Form
               10-K for the year ended January 31, 1998.

      10.23    Second Amendment dated as of September 1, 1999 to the December 1,
               1996 license agreement between Sara Lee Corporation and Registrant.
               Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
               October 31, 1999.

    EXHIBIT                                                                           SEQUENTIALLY
    NUMBER                               DESCRIPTION                                  NUMBERED PAGE
    ------                               -----------                                  -------------
      10.24    License Agreement entered into as of June 3, 1999 between Tommy
               Hilfiger Licensing, Inc. and Registrant. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on
               Form 10-Q for the quarter ended October 31, 1999.

      10.25    Amendment and Waiver dated as of February 19, 1999 as to Amended and
               Restated Credit Agreement dated as of July 23, 1997 among the
               Registrant, the Chase Manhattan Bank as Agent, Swingline Bank and
               Issuing Bank and Fleet Bank, N.A. as Co-Agent and the other Lenders signatory thereto.

      10.26    Amendment dated as of June 10, 1998 to Amended and Restated Credit
               Agreement dated as of July 23, 1997 among the Registrant, the Chase
               Manhattan Bank as Agent, Swingline Bank and Issuing Bank and Fleet
               Bank, N.A. as Co-Agent and the other Lenders signatory thereto.

      10.27 Amendment and waiver dated as of November 17, 1998 among the Registrant, the Chase Manhattan Bank as Agent, Swingline Bank and
               Issuing Bank and Fleet Bank, N.A. as Co-Agent and the other Lenders signatory thereto.

      10.28    Amendment dated as of March 17, 2000 among the Registrant, the Chase
               Manhattan Bank as Agent, Swingline Bank and Issuing Bank and Fleet
               Bank, N.A. as Co-Agent and the other Lenders signatory thereto.

      10.29    Amendment dated as of March 24, 2000 among the Registrant, the Chase
               Manhattan Bank as Agent, Swingline Bank and Issuing Bank and Fleet
               Bank, N.A. as Co-Agent and the other Lenders signatory thereto.

      10.30    Second Amendment of Lease dated as of December 23, 1998 between
               Meadowlands Associates, as landlord and the Registrant, as tenant, further amending lease dated as of October 31, 1986

      10.31 Lease termination agreement dated as of February 1, 2000 between PW/MS OP SUB I, LLC, successor in interest to Belle Mead
               Corporation, landlord, and Movado Group, Inc., tenant, terminating lease dated as of April 15, 1996, as amended, respecting premises located at 1200 Wall Street West, Lyndhurst, New Jersey.

    EXHIBIT                                                                           SEQUENTIALLY
    NUMBER                               DESCRIPTION                                  NUMBERED PAGE
    ------                               -----------                                  -------------
      10.32    Sublease made as of October 26, 1999 between Merck-Medco Managed
               Care, L.L.C. as sublessor and Registrant as Sublessee for premises at 300 Tice Boulevard, Woodcliff Lake, New Jersey.

      10.33 Third Amendment of lease dated as of February 17, 2000 between Meadowlands Associates, as landlord, and the Registrant, as tenant, further amending lease dated as of October 31, 1986.

      10.34    License Agreement entered into as of October 31, 1999 by and Between
               Movado Corporation, Movado Watch Company S.A. and Lantis Eyewear
               Corporation.*

      10.35    Severance Agreement dated December 15, 1999, and entered into
               December 16, 1999 between the Registrant and Richard J. Cote.**

      21.1     Subsidiaries of the Registrant.

      23.1     Consent of PricewaterhouseCoopers LLP.

      27       Financial Data Schedule.


* Confidential portions of Exhibit 10.34 have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

**   Constitutes a compensatory plan or arrangement.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Shareholders of Movado Group, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 23 presents fairly, in all material respects, the financial position of Movado Group, Inc. and its subsidiaries at January 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2000, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 14(a)(2) on page 23 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICEWATERHOUSECOOPERS LLP
400 Campus Drive
Florham Park, New Jersey
April 11, 2000

                               MOVADO GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                           FISCAL YEAR ENDED JANUARY 31,
                                                    ----------------------------------------------
                                                       2000              1999              1998
                                                    ---------         ---------         ---------
Net sales                                           $ 295,067         $ 277,836         $ 237,005
                                                    ---------         ---------         ---------

Costs and expenses:
     Cost of sales                                    126,667           111,766            97,456
     Selling, general and administrative              152,631           133,395           113,593
                                                    ---------         ---------         ---------
                                                      279,298           245,161           211,049
                                                    ---------         ---------         ---------

Operating income                                       15,769            32,675            25,956

Net interest expense                                    5,372             5,437             5,383
Gain on disposition of business                         4,752              --                --
                                                    ---------         ---------         ---------

Income before income taxes                             15,149            27,238            20,573

Provision for income taxes                              1,428             6,265             4,731
                                                    ---------         ---------         ---------

Net income                                          $  13,721         $  20,973         $  15,842
                                                    =========         =========         =========

Net income per share - Basic                        $    1.10         $    1.63         $    1.35
                                                    =========         =========         =========

Net income per share - Diluted                      $    1.06         $    1.58         $    1.29
                                                    =========         =========         =========

COMPREHENSIVE INCOME:

Net Income                                          $  13,721         $  20,973         $  15,842

Other comprehensive income, net of tax:
    Foreign  currency translation adjustment          (10,456)             (869)           (3,281)
                                                    ---------         ---------         ---------

Comprehensive income                                $   3,265         $  20,104         $  12,561
                                                    =========         =========         =========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                          JANUARY 31,
                                                                                   ---------------------------
                                                                                      2000              1999
                                                                                   ---------         ---------
ASSETS
Current assets:
        Cash                                                                       $  26,615         $   5,626
        Trade receivables, net                                                       103,795           109,102
        Inventories, net                                                              77,075           104,027
        Assets held for sale                                                            --              22,187
        Other                                                                         19,341            21,489
                                                                                   ---------         ---------
        Total current assets                                                         226,826           262,431

Plant, property and equipment, net                                                    27,593            22,998
Other assets                                                                          12,767            10,946
                                                                                   ---------         ---------
                                                                                   $ 267,186         $ 296,375
                                                                                   =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Loans payable to banks                                                     $  13,500         $   2,200
        Current portion of long-term debt                                              5,000            10,000
        Accounts payable                                                              17,562            28,999
        Accrued liabilities                                                           26,602            20,020
        Deferred and current taxes payable                                             5,432            10,179
                                                                                   ---------         ---------
        Total current liabilities                                                     68,096            71,398
                                                                                   ---------         ---------

Long-term debt                                                                        45,000            55,000
Deferred and noncurrent foreign income taxes                                           5,105             5,728
Other liabilities                                                                      1,170             1,641
                                                                                   ---------         ---------
        Total liabilities                                                            119,371           133,767
                                                                                   ---------         ---------

Shareholders' equity:
        Preferred Stock, $0.01 par value, 5,000,000 shares
            authorized; no shares issued                                                  --                --
        Common Stock, $0.01 par value, 20,000,000 shares
            authorized; 9,496,529 and 9,419,781 shares issued, respectively               95                94
        Class A Common Stock, $0.01 par value, 10,000,000 shares
            authorized; 3,509,733 and 3,530,922 shares issued and
            outstanding, respectively                                                     35                35
        Capital in excess of par value                                                66,113            65,332
        Retained earnings                                                            118,615           106,141
        Accumulated other comprehensive income                                       (16,462)           (6,006)
        Treasury stock, 920,690 and 159,019 shares at cost, respectively             (20,581)           (2,988)
                                                                                   ---------         ---------
        Total shareholders' equity                                                   147,815           162,608
                                                                                   ---------         ---------

Commitments and contingencies (Note 9)
                                                                                   $ 267,186         $ 296,375
                                                                                   =========         =========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                              FISCAL YEAR ENDED JANUARY 31,
                                                                                      -------------------------------------------
                                                                                        2000             1999             1998
                                                                                      --------         --------         --------
Cash flows from operating activities:
    Net income                                                                        $ 13,721         $ 20,973         $ 15,842
    Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
            Depreciation and amortization                                                5,189            5,380            4,121
            Deferred and noncurrent foreign income taxes                                (1,636)           1,764              483
            Provision for losses on accounts receivable                                  1,077            1,304            1,005
            Provision for losses on inventory                                            7,263             --               --
            Gain on disposition of business                                             (4,752)            --               --

    Changes in current assets and liabilities:
           Trade receivables                                                             2,469          (24,693)         (18,699)
           Inventories                                                                  14,609          (19,925)         (12,988)
           Other current assets                                                         (6,269)          (1,265)          (2,565)
           Accounts payable                                                             (7,004)           4,108              263
           Accrued liabilities                                                           4,464            3,352            3,841
           Deferred and current taxes payable                                           (2,532)             229            3,481
    Decrease (increase) in other noncurrent assets                                       2,305             (314)            (592)
    Decrease in other noncurrent liabilities                                              (629)             (29)            (307)
                                                                                      --------         --------         --------
          Net cash provided by (used in) operating activities                           28,275           (9,116)          (6,115)
                                                                                      --------         --------         --------

Cash flows from investing activities:
         Capital expenditures                                                          (10,125)         (11,707)          (7,638)
         Proceeds from disposition of business                                          28,409             --               --
         Goodwill, trademarks and other intangibles                                       (755)          (1,835)          (1,421)
         Sale of subsidiary                                                               --              2,646             --
                                                                                      --------         --------         --------
         Net cash provided by (used in) investing activities                            17,529          (10,896)          (9,059)
                                                                                      --------         --------         --------

Cash flows from financing activities:
         Repayment of Senior Notes                                                     (10,000)          (5,000)            --
         Proceeds from issuance of Common Stock, net of underwriting discounts            --               --             29,609
            and offering expenses
         Proceeds from issuance of Series A Senior Notes                                  --             25,000             --
         Net proceeds from (payment of) current bank borrowings                          6,300            2,200           (7,570)
         Principal payments under capital leases                                           (69)            (387)            (275)
         Stock options exercised                                                           499              627              431
         Dividends paid                                                                 (1,247)          (1,026)            (939)
         Purchase of treasury stock                                                    (17,593)          (2,860)            --
                                                                                      --------         --------         --------
        Net cash (used in) provided by financing activities                            (22,110)          18,554           21,256
                                                                                      --------         --------         --------

Effect of exchange rate changes on cash                                                 (2,705)          (3,790)             (93)
                                                                                      --------         --------         --------

Net increase (decrease) in cash                                                         20,989           (5,248)           5,989

Cash at beginning of year                                                                5,626           10,874            4,885
                                                                                      --------         --------         --------
Cash at end of year                                                                   $ 26,615         $  5,626         $ 10,874
                                                                                      ========         ========         ========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                   Class A          Capital in
                                                    Preferred      Common           Common           Excess of         Retained
                                                      Stock         Stock            Stock           Par Value         Earnings
                                                       ---        ---------        ---------         ---------        ---------
Balance, January 31, 1997                              $--        $      65        $      48         $  34,450        $  71,291
    Net income                                                                                                           15,842
    Dividends ($0.08 per share)                                                                                            (939)
    Stock options exercised                                                                                431
    Proceeds from issuance of common
       stock, net of underwriting discounts
       and offering expenses                                             15                             29,594
    Foreign currency translation adjustment
    Conversion of Class A Common
        Stock to Common Stock                                            13              (12)
                                                       ---        ---------        ---------         ---------        ---------
Balance, January 31, 1998                               --               93               36            64,475           86,194
    Net income                                                                                                           20,973
    Dividends ($0.08 per share)                                                                                          (1,026)
    Stock options exercised, net of tax
      benefit                                                                                              857
    Common stock repurchased
    Foreign currency translation adjustment
    Conversion of Class A Common
         Stock to Common Stock                                            1               (1)
                                                       ---        ---------        ---------         ---------        ---------
Balance, January 31, 1999                               --               94               35            65,332          106,141
    Net income                                                                                                           13,721
    Dividends ($0.10 per share)                                                                                          (1,247)
    Stock options exercised, net of tax
       benefit                                                                                             781
    Common stock repurchased
    Foreign currency translation adjustment
    Conversion of Class A Common
       Stock to Common Stock                                              1

                                                       ---        ---------        ---------         ---------        ---------
Balance, January 31, 2000                              $--        $      95        $      35         $  66,113        $ 118,615
                                                       ===        =========        =========         =========        =========


                                                        Accumulated
                                                        Other Comp-
                                                         Rehensive          Treasury
                                                          Income             Stock
                                                         ---------         ---------
Balance, January 31, 1997                                ($  1,856)        ($    128)
    Net income
    Dividends ($0.08 per share)
    Stock options exercised
    Proceeds from issuance of common
       stock, net of underwriting discounts
       and offering expenses
    Foreign currency translation adjustment                 (3,281)
    Conversion of Class A Common
        Stock to Common Stock
                                                         ---------         ---------
Balance, January 31, 1998                                   (5,137)             (128)
    Net income
    Dividends ($0.08 per share)
    Stock options exercised, net of tax
      benefit
    Common stock repurchased                                                  (2,860)
    Foreign currency Translation adjustment                  (869)
    Conversion of Class A Common
         Stock to Common Stock
                                                         ---------         ---------
Balance, January 31, 1999                                  (6,006)          (2,988)
    Net income
    Dividends ($0.10 per share)
    Stock options exercised, net of tax
       benefit
    Common stock repurchased                                               (17,593)
    Foreign currency translation adjustment                (10,456)
    Conversion of Class A Common
       Stock to Common Stock
                                                         ---------         ---------
Balance, January 31, 2000                                ($ 16,462)       ($ 20,581)
                                                         =========         =========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Movado Group, Inc. (the "Company") is a designer, manufacturer and distributor of quality watches with prominent brands in almost every price category comprising the watch industry. In fiscal 2000, the Company marketed five distinctive brands of watches: Movado, Concord, ESQ, Coach and Corum, which compete in most segments of the watch market.

The Company designs and manufactures Concord and Movado watches primarily through its subsidiaries in Switzerland, as well as in the United States, for sale throughout the world. ESQ watches are manufactured to the Company's specifications using Swiss movements by independent contractors located in the Far East. Coach watches are assembled in Switzerland by independent suppliers. The Company distributes its watch brands through its United States operations as well as through sales subsidiaries in Canada, Hong Kong, Singapore and Switzerland and through a number of independent distributors located in various countries throughout the world.

In addition to its sales to trade customers and independent distributors, the Company sells Movado watches, Movado jewelry, tabletop accessories and other product line extensions within the Movado brand directly to consumers in its Company-operated Movado Boutiques. The Company also operates a number of Movado outlet stores throughout the United States, through which the Company sells discontinued and sample merchandise.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated.

Translation of foreign currency financial statements and foreign currency transactions

The financial statements of the Company's international subsidiaries have been translated into United States dollars by translating balance sheet accounts at year-end exchange rates and statement of operations accounts at average exchange rates for the year. Foreign currency transaction gains and losses are charged or credited to income as incurred. In fiscal 2000, 1999 and 1998 the Company recorded foreign currency transaction gains of $0.8 million, $3.6 million and $5.1 million, respectively. Foreign currency translation gains and losses are reflected in the equity section of the Company's consolidated balance sheet in accumulated other comprehensive income.

Sales and trade receivables

The Company's trade customers include department stores, jewelry store chains and independent jewelers. Movado and Concord watches are also marketed through a network of independent distributors. Sales are recognized upon shipment of products to trade customers. Accounts receivable are stated net of allowances for doubtful accounts of $3,604,000 and $2,567,000 at January 31, 2000 and 1999, respectively. One individual trade customer accounted for 13%, 10% and 12% of the Company's consolidated net sales in fiscal 2000, 1999 and 1998, respectively. At January 31, 2000 and 1999, one trade customer accounted for 18% and 15% of consolidated trade receivables, respectively.

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

Inventories

Inventories are valued at the lower of cost or market. The cost of domestic finished goods inventories is determined primarily using the first-in, first-out
(FIFO) method. The cost of finished goods inventories held by overseas subsidiaries and all component parts inventories are determined using average cost.

Plant, property and equipment

Plant, property and equipment at January 31, at cost, consisted of the following (in thousands):

                                                     2000             1999
                                                   --------         --------
            Furniture and equipment                $ 40,820         $ 34,586
            Leasehold improvements                   11,026           11,096
                                                   --------         --------
                                                     51,846           45,682

            Less:  accumulated depreciation         (24,253)         (22,684)
                                                   --------         --------
                                                   $ 27,593         $ 22,998
                                                   ========         ========

Depreciation of furniture and equipment is provided using the straight-line method based on the estimated useful lives of assets, which range from three to ten years. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the lease or the estimated useful life of the leasehold improvement.

Goodwill and other intangibles

Other intangible assets consist primarily of trademarks and are recorded at cost. Trademarks are generally amortized over ten years. Goodwill is amortized over 40 years. The Company continually reviews goodwill and other intangible assets to evaluate whether events or changes have occurred that would suggest an impairment of carrying value. An impairment would be recognized when expected undiscounted future operating cash flows are lower than the carrying value. At January 31, 2000 and 1999, goodwill and other intangible assets at cost were $4,358,000 and $5,448,000, respectively, and related accumulated amortization of goodwill and other intangibles was $1,068,000 and $2,322,000, respectively.

Advertising

The Company expenses the production costs of an advertising campaign at the commencement date of the advertising campaign. Advertising expenses for fiscal 2000, 1999 and 1998, amounted to $61.8 million, $53.8 million and $49.6 million, respectively.


Income taxes

The Company and its domestic subsidiaries file a consolidated federal income tax return. Foreign income taxes have been provided based on the applicable tax rates in each of the foreign countries in which the Company operates. Certain Swiss income taxes are payable over several years; the portion of these taxes not payable within one year is classified as noncurrent. Noncurrent foreign income taxes included in the consolidated balance sheets at January 31, 2000 and 1999 were $1,905,000 and $2,098,000, respectively.

Earnings per share

The Company presents net income per share on a 'basic' and 'diluted' basis. Basic earnings per share is computed using weighted average shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for dilutive common stock equivalents.

The weighted average number of shares outstanding for basic earnings per share were 12,527,000, 12,842,000, and 11,736,000 for fiscal 2000, 1999 and 1998, respectively. For diluted earnings per share, these amounts were increased by 363,000, 414,000 and 500,000 in fiscal 2000, 1999 and 1998, respectively, due to potentially dilutive common stock equivalents issuable under the Company's stock option plans. There were no anti-dilutive common stock equivalents in the years presented.

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

Stockholders' Equity

Under a series of share repurchase authorizations approved by the Board of Directors, the Company has maintained a discretionary buy-back program throughout fiscal 2000. Current year purchases under the repurchase program amounted to $17.6 million. As of the date of the filing of this report on Form 10-K, the Company had remaining $10.2 million against an aggregate authorization of $30 million.

During fiscal 1999, the Company repurchased $2.9 million of stock under a 400,000 share repurchase program that had been authorized by the Board of Directors in March 1998. This program had been put in place to mitigate the dilutive impact of employee compensation programs.

New Accounting Standards

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) in June 1998. SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value and established new accounting practices for hedge instruments. SFAS 133 was originally scheduled for implementation for fiscal years ending after June 15, 2000, however, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 which defers the effective date of SFAS 133 for one year. For the Company, SFAS 133 will be effective for the first quarter of fiscal 2002. Management is currently analyzing the effect that SFAS 133 is expected to have on the Company's statement of position and results of operations.


Reclassification

Certain prior year amounts have been reclassified to conform to the fiscal 2000 presentation.

NOTE 2 - INVENTORIES

        Inventories consist of the following (in thousands):

                                                        JANUARY 31,
                                                 ------------------------
                                                    2000            1999
                                                 --------        --------
      Finished goods                             $ 50,565        $ 64,438
      Work-in-process and component parts          26,510          39,589
                                                 --------        --------
                                                 $ 77,075        $104,027
                                                 ========        ========

NOTE 3 - BANK CREDIT ARRANGEMENTS AND LINES OF CREDIT

The Company's revolving credit and working capital lines with its domestic bank groups were amended in July 1997 to provide for a three-year $90.0 million unsecured revolving line of credit, pursuant to the Restated Bank Credit Agreement, and to provide for $31.6 million and $28.3 million of uncommitted working capital lines of credit at January 31, 2000 and 1999, respectively. The Restated Bank Credit Agreement provides for various rate options including the federal funds rate plus a fixed rate, the prime rate or a fixed rate plus the LIBOR rate. The Company pays a facility fee on the unused portion of the credit facility. The agreement also contains certain financial covenants based on fixed coverage ratios, leverage ratios and restrictions which limit the Company on the sale, transfer or distribution of corporate assets, including dividends and limit the amount of debt outstanding. The Company amended the agreement in March 2000 to revise certain financial covenants and substantially increase the Company's ability to repurchase stock. The Company was in compliance with these restrictions and covenants at January 31, 2000. At January 31, 1999, the Company included $5.0 million in long-term debt. The domestic unused line of credit was $108.1 million and $111.1 million at January 31, 2000 and January 31, 1999, respectively.

The Company's Swiss subsidiaries maintain secured and unsecured lines of credit with Swiss banks, a majority of which have an unspecified duration. Available credit under these lines totaled 10.0 million Swiss francs and 8.0 million Swiss francs, with dollar equivalents of approximately $6.0 million and $5.6 million at January 31, 2000 and 1999, respectively, of which a maximum of $5 million can be drawn. One subsidiary's credit line contains a covenant requiring maintenance of retained earnings above a specified minimum level. This subsidiary was in compliance with this covenant at January 31, 2000 and 1999. There are no other restrictions on transfers in the form of dividends, loans or advances to the Company by its foreign subsidiaries.

Outstanding borrowings against the Company's aggregate demand lines of credit were $13.5 million at January 31, 2000 and $7.2 million at January 31, 1999. Aggregate maximum and average monthly outstanding borrowings against the Company's lines of credit and related weighted average interest rates during fiscal 2000, 1999 and 1998 were as follows (in thousands):

                                                  FISCAL YEAR ENDED JANUARY 31,
                                            ----------------------------------------
                                              2000            1999            1998
                                            -------         -------         -------
      Maximum borrowings                    $61,900         $70,900         $72,560
      Average monthly borrowings            $40,290         $41,229         $41,564
      Weighted average interest  rate          6.3%            6.9%            6.4%


Weighted average interest rates were computed based on average month-end outstanding borrowings and applicable average month-end interest rates.

NOTE 4 - LONG-TERM DEBT

The components of long-term debt as of January 31 were as follows (in thousands):

                                           2000           1999
                                         -------        -------
            Senior Notes                 $25,000        $35,000
            Series A Senior Notes         25,000         25,000
            Revolving Credit Line           --            5,000
                                         -------        -------
                                         $50,000        $65,000
            Less current portion           5,000         10,000
                                         -------        -------
            Long-term debt               $45,000        $55,000
                                         =======        =======

Senior Notes due January 31, 2005 (the "Senior Notes") were issued in a private placement completed in fiscal 1994 and bear interest at 6.56% per annum, payable semiannually on July 31 and January 31, and are subject to annual payments of $5.0 million commencing January 31, 1998 (or next business day). Accordingly, such amounts have been classified as a current liability in fiscal 2000 and 1999. The Company has the option to prepay amounts due to holders of the Senior Notes at 100% of the principal plus a "make-whole" premium and accrued interest.

The Series A Senior Notes ("Series A Senior Notes") were issued on December 1, 1998 under a Note Purchase and Private Shelf Agreement and bear interest at 6.90% per annum. Interest is payable semiannually on April 30 and October 30. These notes mature on October 30, 2010 and are subject to annual payments of $5.0 million commencing on October 31, 2006. The Note Purchase and Private Shelf Agreement also provides for the issuance, up to two years after the date thereof, of senior promissory notes in the aggregate principal amount of up to an additional $25 million with maturities up to 12 years from their original date of issuance.

The agreements governing the Senior Notes and Series A Senior Notes contain certain restrictions and covenants which generally require the maintenance of a minimum net worth, limit the amount of additional secured debt the Company can incur and limit the sale, transfer or distribution of corporate assets including dividends. The Company was in compliance with these restrictions and covenants at January 31, 2000.

Included in long-term debt at January 31, 1999 was $5.0 million related to the Company's revolving credit agreement as described in Note 3.

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

The Company hedges against foreign currency exposure using only forward exchange contracts, purchased foreign currency options and open market purchases to cover identifiable inventory purchase commitments and, occasionally, equity invested in its international subsidiaries.

The Company has established strict counterparty credit guidelines and only enters into foreign currency transactions with financial institutions of investment grade or better. To minimize the concentration of credit risk, the Company enters into hedging transactions with each of these financial institutions. As a result, the Company considers the risk of counterparty default to be minimal.

The following table presents the aggregate contract amounts and fair values, based on dealer quoted prices, of the Company's financial instruments outstanding at January 31, 2000 and 1999. Foreign currency forward contracts included below mature within one year. Currency option contracts at January 31, 2000 generally mature after one year. All financial instruments included below were held for hedging purposes only. Contract amounts (in thousands) consist primarily of U.S. dollar - Swiss franc contracts.

                                                                              AS OF JANUARY 31,
                                                     ------------------------------------------------------------------
                                                                2000                                    1999
                                                     ---------------------------             --------------------------
                                                     CONTRACT             FAIR               CONTRACT             FAIR
                                                     AMOUNTS             VALUES              AMOUNTS             VALUES
                                                     -------             ------              -------             ------
Foreign Currency Forward Contracts                   $47,287            $42,732              $11,399            $11,511

Purchased Options                                    $94,105             $1,638              $38,625             $2,829

The contract amounts of these foreign currency forward contracts and purchased options do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of the exposure of the Company through its use of these financial instruments. The amounts exchanged are calculated on the basis of the contract amounts and the other terms of the financial instruments, which relate to exchange rates. As of January 31, 2000 and 1999, the (payable from) receivable to banks recorded in current assets associated with closed contract positions was ($1,795,000) and $1,547,000, respectively.

The estimated fair values of these foreign currency forward amounts and purchased options used to hedge the Company's risks will fluctuate over time. These fair value amounts should not be viewed in isolation, but rather in relation to the fair values of the underlying hedged transactions and investments and the Company's overall exposure to fluctuations in foreign exchange rates.

Gains and losses from and premiums paid for forward or option transactions that hedge inventory purchase commitments are included in the carrying cost of inventory and are recognized in cost of sales upon sale of the inventory. Net deferred charges from hedging amounted to $2.7 million and $3.1 million at January 31, 2000 and 1999, respectively. These amounts were included in other current assets on the accompanying balance sheets.

NOTE 6 - FAIR VALUE OF OTHER FINANCIAL INSTRUMENTS

The fair value of the Company's 6.56% Senior Notes and 6.9% Series A Senior Notes approximate 96% and 90% of the carrying value of the notes, respectively, as of January 31, 2000. The fair value was calculated based upon the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or upon estimated prices based on current yields for debt issues of similar quality and terms.

NOTE 7 - INCOME TAXES

The provision for income taxes for the fiscal years ended January 31, 2000, 1999 and 1998 consists of the following components (in thousands):

                                       2000              1999              1998
                                     -------           -------           -------
Current:
       U.S. Federal                       --           $ 1,500           $   725
       U.S. State and Local               11               444               192
       Non-U.S                         1,043             1,888             1,542
                                     -------           -------           -------
                                       1,054             3,832             2,459
                                     -------           -------           -------

Noncurrent:
       U.S. Federal                       --                --                --
       U.S. State and Local               --                --                --
       Non-U.S                         1,785             1,924             1,680
                                     -------           -------           -------
                                       1,785             1,924             1,680
                                     -------           -------           -------

Deferred:
       U.S. Federal                   (1,518)             (750)               --
       U.S. State and Local               --                --                --
       Non-U.S                           107             1,259               592
                                     -------           -------           -------
                                      (1,411)              509               592
                                     -------           -------           -------

Provision for income taxes           $ 1,428           $ 6,265           $ 4,731
                                     =======           =======           =======

Deferred income taxes reflect the tax effect of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. Deferred income taxes have been classified as current or noncurrent on the consolidated balance sheets based on the underlying temporary differences and the expected due dates of taxes payable upon reversal. Significant components of the Company's deferred income tax assets and liabilities for the fiscal year ended January 31, 2000 and 1999 consist of the following (in thousands):

                                           2000 DEFERRED TAX                 1999 DEFERRED TAX
                                      ---------------------------        ---------------------------
                                       ASSETS         LIABILITIES         ASSETS         LIABILITIES
                                       ------         -----------         ------         -----------
Operating loss carryforwards          $ 2,706           $    --          $ 2,400           $    --
Rent accrual                              291                --              417                --
Inventory reserve                         894             5,340            1,038             6,218
Receivable allowance                    1,054             1,278              816             1,370
Depreciation/amortization               1,089                --            1,191                --
Other                                   1,355                --              948                22
                                      -------           -------          -------           -------
                                        7,389             6,618            6,810             7,610
Valuation allowance                    (1,439)               --           (2,660)               --
                                      -------           -------          -------           -------
Total                                 $ 5,950           $ 6,618          $ 4,150           $ 7,610
                                      =======           =======          =======           =======

As of January 31, 2000, the Company had domestic and foreign net operating loss carryforwards of approximately $3.5 million and $3.9 million, respectively, which are available to offset taxable income in future years. The domestic losses begin to expire in fiscal 2020. As of January 31, 2000, the Company maintained a valuation allowance with respect to the tax benefit of foreign net operating loss carryforwards and other tax assets. Since the Company's foreign deferred tax assets relate primarily to its former sales office in Germany, which is currently operated by an independent distributor, the Company's assessment is that a portion of the foreign deferred tax assets will not likely be utilized in the foreseeable future. Management is continuing to evaluate the appropriate level of allowance based on future operating results and changes in circumstances.

The provision for income taxes differs from the amount determined by applying the U.S. federal statutory rate as follows (in thousands):

                                                                          FISCAL YEAR ENDED JANUARY 31,
                                                                  --------------------------------------------
                                                                    2000              1999              1998
                                                                  -------           -------           -------
Provision for income taxes at the U.S. statutory rate             $ 5,311           $ 9,533           $ 7,200
Realization of capital and operating loss carryforwards                --                --               (88)
Lower effective foreign income tax rate                            (3,362)           (3,685)           (2,582)
Change in valuation allowance                                      (1,221)               --                --
Tax provided on repatriated earnings of foreign
 subsidiaries                                                         238               252               262
State and local taxes, net of federal benefit                           8               134               127
Other                                                                 454                31              (188)
                                                                  -------           -------           -------
                                                                  $ 1,428           $ 6,265           $ 4,731
                                                                  =======           =======           =======

In fiscal 2000 the Company recognized a tax benefit of $1,221 from realization of certain foreign net operating loss carryforwards.

No provision has been made for taxes on foreign subsidiaries' undistributed earnings of approximately $121 million at January 31, 2000, as those earnings are considered to be reinvested for an indefinite period.

NOTE 8 - OTHER ASSETS

In fiscal 1996, the Company entered into an agreement with a trust which owns an insurance policy issued on the lives of the Company's Chairman and Chief Executive Officer and his spouse. Under that agreement, the trust has assigned the insurance policy to the Company as collateral to secure repayment by the trust of interest-free loans to be made by the Company in amounts sufficient for the trust to pay the premiums on said insurance policy (approximately $740,000 per annum). Under the agreement, the trust will repay the loans from the proceeds of the policy. The Company had loaned approximately $3.1 million and $2.4 million under this agreement at January 31, 2000 and 1999, respectively.

NOTE 9 - LEASES, COMMITMENTS AND CONTINGENCIES

Rent expense for equipment and distribution, factory and office facilities under operating leases was approximately $6.6 million, $5.5 million and $4.7 million in fiscal 2000, 1999 and 1998, respectively. Minimum annual rentals at January 31, 2000 under noncancelable operating leases which do not include escalations that will be based on increases in real estate taxes and operating costs are as follows:


                             YEAR ENDING JANUARY 31,
                                 (IN THOUSANDS):

                              2001                   $6,264
                              2002                    5,632
                              2003                    3,383
                              2004                    2,485
                              2005                    2,351
                       2006 and thereafter            4,172
                                                    -------
                                                    $24,287
                                                    =======


Due to the nature of its business as a luxury consumer goods distributor, the Company is exposed to various commercial losses. The Company believes it is adequately insured against such losses.

NOTE 10 - EMPLOYEE BENEFIT PLANS

The Company maintains an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. Company contributions and expenses of administering the Employee Savings Plan amounted to $556,000, $430,000 and $143,000 in fiscal 2000, 1999 and 1998, respectively.

Effective June 1, 1995, the Company adopted a defined contribution supplemental executive retirement plan ("SERP"). The SERP provides eligible executives with supplemental pension benefits in addition to amounts received under the Company's other retirement plan. The Company makes a matching contribution which vests equally over five years. During fiscal 2000, 1999 and 1998, the Company recorded an expense related to the SERP of approximately $640,000, $338,000 and $190,000, respectively.

During fiscal 1999, the Company adopted a Stock Bonus Plan for all employees not in the SERP. Under the terms of this stock bonus plan, the Company contributes a discretionary amount to the trust established under the plan. Each plan participant vests after five years in 100% of their respective pro-rata portion of such contribution. For fiscal 2000 and 1999 the Company recorded an expense of $159,000 and $209,000, respectively, related to this plan.

On September 23, 1994, the Company entered into a Death and Disability Benefit Plan agreement with the Company's Chairman and Chief Executive Officer. Under the terms of the agreement, in the event of the Chairman's death or disability, the Company is required to make an annual benefit payment of approximately $300,000 to his spouse for the lesser of ten years or her remaining lifetime. Neither the agreement nor the benefits payable thereunder are assignable and no benefits are payable to the estates or heirs of the Chairman or his spouse. Results of operations include an actuarially determined charge related to this plan of approximately $110,000, $101,000 and $92,000 for fiscal 2000, 1999 and 1998, respectively.

Effective concurrently with the consummation of the Company's public offering in the fourth quarter of fiscal 1994, the Board of Directors and the shareholders of the Company approved the adoption of the Movado Group, Inc. 1993 Employee Stock Option Plan (the "Employee Stock Option Plan") for the benefit of certain officers, directors and key employees of the Company. The Employee Stock Option Plan was amended in fiscal 1997 and restated as the Movado Group, Inc. 1996 Stock Incentive Plan (the "Plan"). Under the Plan, the Compensation Committee of the Board of Directors, which is comprised of the Company's four outside directors, has the authority to grant incentive stock options and nonqualified stock options, to purchase, as well as stock appreciation rights and stock awards, up to 2,000,000 shares of Common Stock. Options granted to participants under the Plan become exercisable in equal installments on the first through fifth anniversaries of the date of grant and remain exercisable until the tenth anniversary of the date of grant. The option price may not be less than the fair market value of the stock at the time the options are granted.

Transactions in stock options under the Plan since fiscal 1997 are summarized as follows:

                                               WEIGHTED
                            OUTSTANDING        AVERAGE
                              OPTIONS       EXERCISE PRICE
                              -------       --------------
January 31, 1997              955,875           $ 9.02
Options granted               227,964            13.49
Options exercised             (51,250)            8.43
Options forfeited              (6,189)            9.69
                            ---------
January 31, 1998            1,126,400             9.91
Options granted               282,749            25.53
Options exercised             (63,250)            9.02
Options forfeited             (62,289)           13.39
                            ---------
January 31, 1999            1,283,610            13.23
Options granted               436,550            21.56
Options exercised             (54,266)            9.21
Options forfeited            (109,477)           16.51
                            ---------
January 31, 2000            1,556,417           $15.65
                            ---------

Options exercisable at January 31, 2000, 1999 and 1998 were 701,814, 538,216 and 373,684, respectively.

The weighted-average fair value of each option grant estimated on the date of grant using the Black-Scholes option-pricing model is $11.18, $13.34 and $6.53 per share in fiscal 2000, 1999 and 1998, respectively. The following weighted-average assumptions were used for grants in 2000, 1999 and 1998: dividend yield of 0.45% for fiscal 2000, 0.3% for fiscal 1999 and 0.4% for fiscal 1998; expected volatility of 40% for fiscal 2000, 45% for fiscal 1999 and 38% for fiscal 1998, risk-free interest rates of 6.75% for fiscal 2000, 4.7% for fiscal 1999 and 5.6% for fiscal 1998, and expected lives of seven years for fiscal 2000, 1999 and 1998.

The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Company's fiscal 2000, 1999 and 1998 grants for stock-based compensation plans been determined based on the fair value at the grant dates and recognized ratably over the vesting period, the Company's net income and net income per share for fiscal 2000, 1999 and 1998 would approximate the pro forma amounts below (in thousands except per share data):

                                               2000                              1999                             1998
                                               ----                              ----                             ----
                                  AS REPORTED        PRO FORMA      AS REPORTED        PRO FORMA      AS REPORTED       PRO FORMA
                                  -----------        ---------      -----------        ---------      -----------       ---------
Net Income                         $   13,721       $   12,216       $   20,973       $   19,856       $   15,842       $   15,306
Net Income per share-Basic         $     1.10       $     0.98       $     1.63       $     1.55       $     1.35       $     1.30
Net Income per share-Diluted       $     1.06       $     0.95       $     1.58       $     1.50       $     1.29       $     1.25

The pro forma impact takes into account options granted since February 1, 1995 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period.

The following table summarizes outstanding and exercisable stock options as of January 31, 2000:

                                                        WEIGHTED-
                                                         AVERAGE            WEIGHTED                          WEIGHTED-
                                                        REMAINING           -AVERAGE                          AVERAGE
                RANGE OF                   NUMBER     CONTRACTUAL            EXERCISE         NUMBER           EXERCISE
            EXERCISE PRICES             OUTSTANDING   LIFE (YEARS)            PRICE         EXERCISABLE         PRICE
-------------------------------------------------------------------------------------------------------------------------
         $ 5.00    -    $ 9.99            641,734         5.2                  $8.48            524,730          $8.17
         $10.00    -    $14.99            215,133         7.0                 $13.16            106,374         $13.16
         $15.00    -    $19.99             34,000         8.4                 $16.08              8,300         $16.12
         $20.00    -    $24.99            471,000         9.4                 $22.49             14,300         $23.08
         $25.00    -    $29.75            194,550         8.0                 $27.35             48,110         $27.26
-------------------------------------------------------------------------------------------------------------------------
         $ 5.00    -    $29.75          1,556,417         7.1                 $15.65            701,814         $10.63
-------------------------------------------------------------------------------------------------------------------------

NOTE 11 - SEGMENT INFORMATION

In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which requires reporting certain financial information according to the "management approach." This approach requires reporting information regarding operating segments on the basis used internally by management to evaluated segment performance. SFAS 131 also requires disclosures about products and services, geographic areas and major customers.

The Company divides its business into two major geographic segments: "Domestic", which includes the result of the Company's United States and Canadian operations, and "International", which includes the results of all other Company operations. The Company's international operations are principally conducted in Europe. The Company's international assets are substantially located in Europe. Other international operations constituted less than 10% of consolidated total assets for all periods presented.

The Company conducts its business primarily in two operating segments:
"Wholesale" and "Other". The Company's wholesale segment includes the designing, manufacturing and distribution of quality watches. Other includes the Company's retail and service center operations. The accounting policies of the segments are the same as those described in "Significant Accounting Policies". The Company evaluates segment performance based on operating profit.

OPERATING SEGMENT DATA AS OF AND FOR THE FISCAL YEAR ENDED JANUARY 31 (IN THOUSANDS):

                                        NET SALES                            OPERATING PROFIT (LOSS)
                         --------------------------------------       --------------------------------------
                           2000           1999           1998          2000           1999            1998
                         --------       --------       --------       -------       --------        --------
Wholesale                $256,081       $245,783       $210,908       $14,187       $ 34,631        $ 24,277
Other                      38,986         32,053         26,097           127         (1,597)          1,963
Elimination (1)                --             --             --         1,455           (359)           (284)
                         --------       --------       --------       -------       --------        --------
Consolidated total       $295,067       $277,836       $237,005       $15,769       $ 32,675        $ 25,956
                         ========       ========       ========       =======       ========        ========


                                       TOTAL ASSETS
                         ---------------------------------------
                            2000           1999           1998
                         --------       --------       --------
Wholesale                $214,769       $261,395       $221,634
Other                      25,802         29,354         16,561
Corporate (2)              26,615          5,626         10,874
                         --------       --------       --------
Consolidated total       $267,186       $296,375       $249,069
                         ========       ========       ========

GEOGRAPHIC SEGMENT DATA AS OF AND FOR THE FISCAL YEAR ENDED JANUARY 31 (IN THOUSANDS):

                                           NET SALES                                  LONG-LIVED ASSETS
                         -------------------------------------------        -----------------------------------
                            2000             1999             1998           2000          1999          1998
                         ---------        ---------        ---------        -------       -------       -------
Domestic                 $ 267,160        $ 245,865        $ 196,064        $16,534       $17,222       $13,324
International              209,217          199,060          152,997         11,059         5,776         5,585
Elimination (3)           (181,310)        (167,089)        (112,056)            --            --            --
                         ---------        ---------        ---------        -------       -------       -------
Consolidated total       $ 295,067        $ 277,836        $ 237,005        $27,593       $22,998       $18,909
                         =========        =========        =========        =======       =======       =======


                                INCOME (LOSS) BEFORE TAXES
                         ----------------------------------------
                           2000            1999            1998
                         --------        --------        --------
Domestic                 $ (8,987)       $  2,096        $  1,796
International              23,780          25,501          19,061
Elimination (3)               356            (359)           (284)
                         --------        --------        --------
Consolidated total       $ 15,149        $ 27,238        $ 20,573
                         ========        ========        ========


(1)   Elimination of inter-segment management fees.

(2)   Corporate assets include cash.

(3) Elimination of intercompany sales between domestic and international units.

NOTE 12 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents unaudited selected interim operating results of the Company for fiscal 2000 and 1999 (in thousands, except per share amounts):

                                              QUARTER ENDED
                             APRIL          JULY        OCTOBER        JANUARY
                               30            31            31             31
                            -------       -------       -------       --------
FISCAL 2000
   Net sales                $47,653       $69,538       $99,032       $ 78,844
   Gross profit             $29,035       $41,221       $61,641       $ 36,503
   Net income (loss)        $ 4,312       $ 4,422       $13,767       ($ 8,780)

PER SHARE:
   Net income (loss):
       Basic                $  0.34       $  0.35       $  1.10       ($  0.70)
       Diluted              $  0.33       $  0.34       $  1.07       ($  0.68)

FISCAL 1999
   Net sales                $41,650       $68,934       $97,455       $ 69,797
   Gross profit             $24,714       $39,565       $57,488       $ 44,303
   Net income               $   148       $ 3,386       $12,007       $  5,432

PER SHARE:
    Net income:
       Basic                $  0.01       $  0.26       $  0.94       $   0.42
       Diluted              $  0.01       $  0.25       $  0.91       $   0.41

As each quarter is calculated as a discrete period, the sum of the four quarters may not equal the calculated full year amount. This is in accordance with prescribed reporting requirements.

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows (in thousands):

                                       FISCAL YEAR ENDED JANUARY 31,
                                     --------------------------------
                                      2000         1999         1998
                                     ------       ------       ------
Cash paid during the year for:
     Interest                        $7,559       $5,274       $4,580
     Income taxes                    $7,079       $4,585       $  565

                                   SCHEDULE II

                               MOVADO GROUP, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                           BALANCE AT       PROVISION
                                           BEGINNING        CHARGED TO        CURRENCY              NET             BALANCE AT END
               DESCRIPTION                  OF YEAR         OPERATIONS       REVALUATION         WRITE-OFFS            OF YEAR
               -----------                  -------         ----------       -----------         ----------            -------
Year ended January 31, 2000:
  Allowance for doubtful accounts            $2,567            $2,553            ($21)            ($1,495)            $3,604

Year ended January 31, 1999:
  Allowance for doubtful accounts            $2,187            $1,304             $ 7             ($  931)            $2,567

Year ended January 31, 1998:
  Allowance for doubtful accounts            $3,876            $1,005            ($38)            ($2,656)            $2,187


                                          BALANCE AT        PROVISION
                                          BEGINNING         CHARGED TO          CURRENCY                            BALANCE AT END
                                           OF YEAR          OPERATIONS         REVALUATION          ADJUST.            OF YEAR
                                           ------            -------             -----             -------             ------
Year ended January 31, 2000:
  Inventory reserve                          $3,308            $5,113            ($436)           ($  950)            $7,035

Year ended January 31, 1999:
  Inventory reserve                          $2,853            $  400             $ 55                                $3,308

Year ended January 31, 1998:
  Inventory reserve                          $2,755            $  500            ($ 56)           ($  346)            $2,853


                                                             BALANCE AT          PROVISION
                                                             BEGINNING OF         (BENEFIT)                         BALANCE AT
                                                                YEAR              CHARGED          ADJUSTMENTS      END OF YEAR
                                                                ----              -------          -----------      -----------
Year ended January 31, 2000:
  Deferred tax assets valuation allowance                      $2,660            ($1,221)               $0            $1,439

Year ended January 31, 1999:
  Deferred tax assets valuation allowance                      $2,370             $   290               $0            $2,660

Year ended January 31, 1998:
  Deferred tax assets valuation allowance                      $2,580             ($  210)              $0            $2,370