Form 10-Q
period 2000-04-30
MOVADO GROUP INC
filed 2000-06-14
CIK 72573

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2000

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

     As of May 24, 2000 the Registrant had 3,509,733 shares of Class A Common Stock, par value $0.01 per share, outstanding and 9,505,298 shares of Common Stock, par value $0.01 per share, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               MOVADO GROUP, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 APRIL 30, 2000


                                                                                         Page
                                                                                         ----
Part I  Financial Information


        Item 1.    Consolidated Balance Sheets at April 30, 2000, January 31,
                   2000 and April 30, 1999                                                3


                   Consolidated Statements of Operations  for the three months
                   ended April 30, 2000 and 1999                                          4


                   Consolidated Statements of Cash Flows for the three months
                   ended April 30, 2000 and 1999                                          5

                   Notes to Consolidated Financial Statements                             6


        Item 2.    Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                              8

Part II Other Information

        Item 6.    Exhibits and Reports on Form 8-K                                      12

Signatures                                                                               13

Exhibit Index                                                                            14

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                   (Unaudited)

                                                                     APRIL 30,           JANUARY 31,         APRIL 30,
                                                                       2000                 2000               1999
                                                                  ---------------      --------------      ------------
ASSETS
------

Current assets:
     Cash and cash equivalents                                           $20,122             $26,615           $37,614
     Trade receivables, net                                              100,256             103,795           109,431
     Inventories                                                          86,708              77,075           119,757
     Other current assets                                                 22,931              19,341            22,787
                                                                  ---------------      --------------      ------------
         Total current assets                                            230,017             226,826           289,589

Plant, property and equipment, net                                        27,462              27,593            25,297
Other assets                                                              13,476              12,767            12,433
                                                                  ---------------      --------------      ------------
                                                                        $270,955            $267,186          $327,319
                                                                  ===============      ==============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Loans payable to banks                                              $33,565             $13,500           $45,226
     Current portion of long-term debt                                     5,000               5,000             5,000
     Accounts payable                                                     15,888              17,562            24,333
     Accrued liabilities                                                  17,140              26,602            20,920
     Deferred and current taxes payable                                    6,254               5,432             9,221
                                                                  ---------------      --------------      ------------
         Total current liabilities                                        77,847              68,096           104,700

Long-term debt                                                            45,000              45,000            55,000
Deferred and non-current foreign income taxes                              4,277               5,105             5,471
Other liabilities                                                          1,220               1,170             1,648
                                                                  ---------------      --------------      ------------
         Total liabilities                                               128,344             119,371           166,819
                                                                  ---------------      --------------      ------------

Shareholders' equity:
     Preferred Stock, $0.01 par value,
         5,000,000 shares authorized; no shares issued                         -                   -                 -
     Common Stock, $0.01 par value,
         20,000,000 shares authorized;  9,505,298,
         9,496,529 and  9,448,938 shares
         issued, respectively                                                 95                  95                94
     Class A Common Stock, $0.01 par value,
         10,000,000 shares authorized; 3,509,733,
         3,509,733 and 3,517,000 shares issued
         and outstanding, respectively                                        35                  35                35
     Capital in excess of par value                                       66,122              66,113            65,229
     Retained earnings                                                   118,149             118,615           110,134
     Accumulated other comprehensive income                             (18,985)            (16,462)          (10,292)
     Treasury stock, 1,043,690, 920,690 and 238,519 shares,
     respectively, at cost                                              (22,805)            (20,581)           (4,700)
                                                                  ---------------      --------------      ------------
                                                                         142,611             147,815           160,500
                                                                  ---------------      --------------      ------------
                                                                        $270,955            $267,186          $327,319
                                                                  ===============      ==============      ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)
                                   (Unaudited)


                                                                          THREE MONTHS ENDED APRIL 30,
                                                        -----------------------------------------------------------------
                                                                                 2000                               1999
                                                                                 ----                               ----

Net sales                                                                     $53,339                            $47,653

Costs and expenses:
     Cost of sales                                                             21,298                             18,618
     Selling, general and administrative                                       31,045                             27,039
                                                        ------------------------------      -----------------------------

Operating income                                                                  996                              1,996

Net interest expense                                                            1,226                              1,147

Gain on disposition of business                                                     -                              4,752
                                                        ------------------------------      -----------------------------

(Loss) income before income taxes                                               (230)                              5,601

(Benefit from) provision for income taxes                                        (57)                              1,289
                                                        ------------------------------      -----------------------------

Net (loss) income                                                               (173)                             $4,312
                                                        ==============================      =============================

Basic (loss) income per share                                                 ($0.01)                              $0.34
                                                        ==============================      =============================

Diluted (loss) income per share                                               ($0.01)                              $0.33
                                                        ==============================      =============================

Dividends declared per share                                                   $0.025                             $0.025
                                                        ==============================      =============================

Average shares outstanding                                                     11,981                             12,771

Dilutive effect of stock options                                                  207                                394
                                                        ------------------------------      -----------------------------

Average shares outstanding assuming dilution                                   12,188                             13,165
                                                        ==============================      =============================


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                                                       THREE MONTHS ENDED APRIL 30,
                                                                         ----------------------------------------------------------
                                                                                   2000                            1999
                                                                                   ----                            ----
Cash flows from operating activities:
   Net (loss) income                                                                        ($173)                          $4,312
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Depreciation and amortization                                                        1,317                           1,193
        Deferred and non-current foreign income taxes                                        (663)                             114
        Provision for losses on accounts receivable                                            227                             265
        Gain on disposition of business                                                          -                         (4,752)
        Changes in current assets and liabilities:
            Trade receivables                                                                2,664                           (592)
            Inventories                                                                   (10,760)                        (19,371)
            Other current assets                                                           (5,689)                         (1,380)
            Accounts payable                                                               (1,315)                        (11,847)
            Accrued liabilities                                                            (9,026)                         (1,094)
            Deferred and current taxes payable                                                 325                           (554)
        Decrease in other non-current assets                                                   854                           5,730
        Decrease in other non-current liabilities                                            (177)                           (185)
                                                                         --------------------------      --------------------------
   Net cash used in operating activities                                                  (22,416)                        (28,161)
                                                                         --------------------------      --------------------------

Cash flows (used for) provided by investing activities:
   Capital expenditures                                                                    (1,024)                         (3,526)
   Proceeds from disposition of business                                                         -                          28,409
   Goodwill, trademarks and other intangibles                                                (168)                           (655)
                                                                         --------------------------      --------------------------
   Net cash (used in) provided by investing activities                                     (1,192)                          24,228
                                                                         --------------------------      --------------------------

Cash flows from financing activities:
   Repayment of Senior Notes                                                                     -                          (5,000)
   Net proceeds from bank borrowings                                                        20,065                          43,058
   Principal payments under capital leases                                                       -                            (36)
   Stock options exercised                                                                       7                             125
   Dividends paid                                                                            (294)                           (319)
   Purchase of treasury stock                                                              (2,224)                         (1,712)
                                                                         --------------------------      --------------------------
   Net cash provided by financing activities                                                17,554                          36,116
                                                                         --------------------------      --------------------------

Effect of exchange rate changes on cash and cash equivalents                                 (439)                           (195)
                                                                         --------------------------      --------------------------

Net (decrease) increase in cash and cash equivalents                                       (6,493)                          31,988

Cash and cash equivalents at beginning of period                                            26,615                           5,626
                                                                         --------------------------      --------------------------

Cash and cash equivalents at end of period                                                 $20,122                         $37,614
                                                                         ==========================      ==========================


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Movado Group, Inc. (the "Company") in a manner consistent with that used in the preparation of the financial statements included in the Company's fiscal 2000 Annual Report filed on Form 10-K. In the opinion of management, the accompanying financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the periods presented.
These consolidated financial statements should be read in conjunction with the aforementioned annual report.

NOTE 1 - RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the current presentation.

NOTE 2 - INVENTORIES

Inventories consist of the following (in thousands):

                                              APRIL 30,                  JANUARY 31,                  APRIL 30,
                                                2000                        2000                        1999
                                        ---------------------      -----------------------     -----------------------

Finished goods                                       $51,838                      $50,565                     $80,076
Work-in-process and component parts                   34,870                       26,510                      39,681
                                        ---------------------      -----------------------     -----------------------

                                                     $86,708                      $77,075                    $119,757
                                        =====================      =======================     =======================

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows (in thousands):

                                                                                        THREE MONTHS
                                                                                       ENDED APRIL 30,
                                                                         -------------------------------------------

                                                                                        2000                   1999
                                                                                        ----                   ----

Cash paid during the period for:
   Interest                                                                             $425                 $1,245
   Income taxes                                                                       $1,557                 $2,058

NOTE 4  - COMPREHENSIVE (LOSS) INCOME

The components of comprehensive income for the three months ended April 30, 2000 and 1999 are as follows (in thousands):

                                                                  2000                         1999
                                                                  ----                         ----

Net (loss) income                                               ($173)                       $4,312
Foreign currency translation adjustment                        (2,523)                        2,264
                                                -----------------------      -----------------------
Comprehensive income (loss)                                    (2,696)                       $6,576
                                                =======================      =======================


NOTE 5 - SEGMENT INFORMATION

In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires reporting certain financial information according to the "management approach." This approach requires reporting information regarding operating segments on the basis used internally by management to evaluate segment performance. The Company conducts its business primarily in two operating segments: "Wholesale" and "Other". The Company's wholesale segment includes the designing, manufacturing and distribution of quality watches. Other includes the Company's retail and service center operations. Operating segment data as of April 30, 2000 and 1999 are as follows (in thousands):

                                          NET SALES                      OPERATING PROFIT
                                    2000               1999           2000               1999
                              ------------------------------     -----------------------------

Wholesale                        $44,794            $41,156         $2,205             $3,016
Other                              8,545              6,497        (1,209)            (1,020)
                              ------------------------------     -----------------------------
Consolidated total               $53,339            $47,653           $996             $1,996
                              ==============================     =============================

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2000 AS COMPARED TO THE THREE MONTHS ENDED APRIL 30, 1999.

Net sales: Comparative net sales by product class were as follows:


                                                              Three Months Ended April 30,
                                                              2000                    1999
                                                       -------------------     -------------------

Concord, Movado, Coach and ESQ
    Domestic                                                      $34,450                 $32,580
    International                                                  10,533                   9,053
Piaget and Corum                                                    (160)                   (424)
Other                                                               8,516                   6,444
                                                       -------------------     -------------------
Net Sales                                                         $53,339                 $47,653
                                                       ===================     ===================


Net sales increased by $5.7 million or 11.9% for the three months ended April 30, 2000 as compared to the three months ended April 30, 1999. Domestic sales of our core brands increased by $1.9 million or 5.7% and international sales of our core brands increased by $1.5 million or 16.3%. Domestic sales increases of our core brands were led by increases in Movado, ESQ and Coach sales offset by a slight decline in sales of our Concord brand. The decline in Concord brand sales was primarily due to timing of product deliveries from our suppliers. International sales increases were led by double-digit growth of our Coach brand as we continued the ongoing rollout of Coach in our international markets, especially the Far East. The Company also experienced strong growth of our Concord brand in the international markets. International sales increases were slightly impaired, due to a decline in average foreign currency translation rates in effect for the three months ended April 30, 2000 as compared to average translation rates in effect for the three months ended April 30, 1999.

Other net sales, which include sales from our Company's outlet stores, the Movado Boutiques and our after sales service business, increased by $2.1 million or 32.2%. Growth in the other sales category was primarily attributable to comparable store sales increases in our outlets and Boutiques and new store openings. The increases in retail sales were somewhat offset by decreased volume in our after sales service business, due to the sale of our Piaget and Corum distribution businesses.

Gross Margin. The gross profit for the three months ended April 30, 2000 was $32.0 million (60.1% of net sales) as compared to $29.0 million (60.9% of net sales) for the three months ended April 30, 1999. Gross margins increased by $3.0 million for the quarter ended April 30, 2000, which primarily relates to a higher sales volume than in the three months ended April 30, 1999. Gross margins of 60.1% were approximately consistent with the 60.9% margin achieved for the three months ended April 30, 1999.

Selling, General and Administrative. Selling, General and Administrative expenses for the quarter were $31.0 million or 58.2% of net sales, a 14.8% increase over the $27.0 million or 56.7% of net sales in the first quarter of last year. The 14.8% increase was primarily attributable to expenses associated with several of the Company's growth initiatives. These include the opening of four additional outlet stores, the opening of the Company's fifth Movado Boutique, additions to the Company's ESQ and Coach sales staffs in connection with the expansion of these brands and addition of personnel in anticipation of launching the new Tommy Hilfiger watch line in Spring 2001. The quarter also included the costs associated with a global advertising and marketing team which was developed throughout fiscal 2000 and increased depreciation expense associated with our new core information system which went live in the U.S. in March 1999.

Interest Expense. Net interest expense for the three months ended April 30, 2000 increased $0.1 million or 6.9%. The increase in interest costs over the level of the prior year period reflects higher interest rates on borrowings under the Company's bank lines of credit and a reduction in interest income for the quarter due to lower invested cash balances. These factors were substantially mitigated by lower average working capital employed in the business (primarily inventories) as well as lower interest costs on long-term debt due to the repayment of $5.0 million of Senior Notes in February 2000.

Income Taxes. The Company recorded a tax benefit of $57,000 for the three months ended April 30, 2000 as compared to a charge of $1.3 million for the three months ended April 30, 1999. Taxes were recorded at a 25% rate for fiscal 2001 as compared to a 23% rate for fiscal 2000. The Company believes that the near term future effective tax rate will be 25%, which reflects the Company's current expectation that domestic earnings will gradually increase as a percentage of the overall earnings mix. However, there can be no assurance of this result as it is dependent on a number of factors, including the mix of foreign to domestic earnings, local statutory tax rates and the Company's ability to utilize net operating loss carryforwards in certain jurisdictions.

LIQUIDITY AND FINANCIAL POSITION

Cash flows used in operating activities for the three months ended April 30, 2000 were $22.4 million as compared to a use of $28.2 million for the three months ended April 30, 1999. The reduction in cash used in operating activities is the result of lower seasonal inventory build than the prior year. Also contributing was a reduction in accounts receivable from year end vs. last April 30 when receivables were flat with the January 31, 1999 year end result.

The Company used $1.2 million of cash for investing activities for the three months ended April 30, 2000 as compared to generating $24.2 for the three months ended April 30, 1999. Cash generated from investing activities in the prior year resulted primarily from the sale of the Piaget distribution business in February 1999 for $28.4 million. Excluding the sale of the Piaget distribution business, the Company used $1.2 million in the quarter ended April 30, 2000 as compared to $4.1 million in the quarter ended April 30, 1999, primarily for capital expenditures related to management information systems.

Cash used in financing activities amounted to $17.6 million for the three months ended April 30, 2000 as compared to $36.1 million for the comparable prior year period.

At April 30, 2000 the Company had two series of Senior Notes outstanding. Senior Notes due January 31, 2005 which were originally issued in a private placement completed in fiscal 1994. These notes have required annual principal payments of $5.0 million since January 1998. The Company repaid $5.0 million principal amount of these notes in the first quarter of fiscal 2000 and is scheduled to repay an additional $5.0 million in the fourth quarter of fiscal 2001. At April 30, 2000, $25 million in principal amount of these notes remained outstanding.

During fiscal 1999, the Company issued $25 million of Series A Senior Notes under a Note Purchase and Private Shelf Agreement dated November 30, 1998. This agreement allows for the issuance for up to two years from the date of the agreement of Senior Promissory Notes in the aggregate principal amount of up to $50 million with maturities up to 12 years from their original date of issuance. These notes bear interest at 6.90%, mature on October 30, 2010 and are subject to annual repayments of $5.0 million commencing October 31, 2006.

The Company finances it seasonal working capital requirements through borrowings under its bank lines of credit. The Company borrows from its bank group under both a $90 million unsecured revolving line and $31.6 million of annually renewable working capital lines of credit. Borrowings under the revolving line are governed by a three-year agreement among the Company and its bank group. The Agreement was originally dated July 23, 1997 and was last amended in March 2000 to revise certain financial covenants and substantially increase the Company's ability to purchase shares under its ongoing share repurchase program. The Company is presently in discussions with its bank group regarding a renewal of the agreement and expects to complete the renewal by the end of the second quarter of fiscal 2001. Due to significant increases in market interest spreads since the July 23, 1997 agreement was completed, the Company expects that interest spreads contained in the new revolving credit agreement will be significantly higher than those contained in the current agreement. The Company is also renegotiating its annually renewable working capital lines coincident with renewal of the revolving credit facility since these lines are with three members of the Company's bank group that are party to the revolving credit facility. At April 30, 2000, the Company had $33.5 million of outstanding borrowings under its bank lines as compared to $45.2 million at April 30, 1999.

Under a series of share repurchase authorizations approved by the Board of Directors, the Company has maintained a discretionary buy-back program. Current year purchases under the repurchase program amounted to $2.2 million as compared to $1.7 million for the comparable prior year period.

The Company paid dividends of $294,000 as compared to $319,000 for the first quarter of fiscal 2001 and fiscal 2000, respectively. The decrease is attributable to a reduction in outstanding shares related to the share repurchase programs described above.

Cash and cash equivalents at April 30, 2000 amounted to $20.1 million compared to $37.6 million at April 30, 1999. The reduction in cash related primarily to the funding of the Company's share repurchase program. Debt to total capitalization at April 30, 2000 was 36.9% as compared to 38.6% at April 30, 1999.

The Company expects that capital expenditures in the future will approximate the average of fiscal 1999 and 1998 levels.

YEAR 2000

The Company experienced no significant problems relating to the Year 2000 issue in the first quarter of this year. The Company does not foresee any problems for the remainder of 2000; however, if not all Year 2000 issues have been identified or foreseen, there can be no assurance that such issues will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with customers, vendors, or others.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

                10.1 Lease agreement dated May 22, 2000 between Forsgate Industrial Complex and Movado Group, Inc. for premises located at 105 State Street Moonachie, NJ.

                27 Financial Data Schedule for the three months ended April 30, 2000, submitted to the Securities and Exchange Commission in electronic format.


        (b)     Reports on Form 8-K

                None

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 MOVADO GROUP, INC.
                                                    (Registrant)

Dated:  June 14, 2000                       By:   /s/ Kenneth J. Adams
                                                  -----------------------------
                                                  Kenneth J. Adams
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (Chief Financial Officer and
                                                  Principal Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION
------                                 -----------


        10.1 Lease agreement dated May 22, 2000 between Forsgate Industrial Complex and Movado Group, Inc. for premises located at 105 State Street Moonachie, NJ.


        27 Financial Data Schedule for the three months ended April 30, 2000, submitted to the Securities and Exchange Commission in electronic format.