Form 10-Q
period 2000-07-31
MOVADO GROUP INC
filed 2000-09-14
CIK 72573

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2000

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

     As of August 29, 1999 the Registrant had 3,509,773 shares of Class A Common Stock, par value $0.01 per share, outstanding and 9,502,298 shares of Common Stock, par value $0.01 per share, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                        09/11/00


                               MOVADO GROUP, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                  JULY 31, 2000

                                                                                                             Page
                                                                                                             ----
Part I       Financial Information

             Item 1.          Consolidated Balance Sheets at July 31, 2000,
                              January 31, 2000 and July 31, 1999                                                3

                              Consolidated Statements of Income for the six
                              months ended July 31, 2000 and 1999 and the three
                              months ended July 31, 2000 and 1999
                                                                                                                4

                              Consolidated Statements of Cash Flows for the six
                              months ended July 31, 2000 and 1999                                               5

                              Notes to Consolidated Financial Statements                                        6

             Item 2.          Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                                               9

Part II      Other Information

             Item 1.          Legal Proceedings                                                                14

             Item 4.          Submission of Matters to a Vote of Security
                              Holders                                                                          14

             Item 6.          Exhibits and Reports on Form 8-K                                                 15

Signatures                                                                                                     16

Exhibit Index                                                                                                  17

                                                                        09/11/00

                         PART 1 - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                      (in thousands, except share amounts)
                                   (Unaudited)

                                                                              JULY 31,            JANUARY 31,          JULY 31,
                                                                                2000                 2000                1999
                                                                                ----                 ----                ----
ASSETS

Current assets:
    Cash and cash equivalents                                                  $8,191              $26,615              $32,628
    Trade receivables, net                                                    109,928              103,795              104,641
    Inventories                                                               100,749               77,075              118,143
    Other current assets                                                       21,232               19,341               20,120
                                                                             --------             --------             --------
       Total current assets                                                   240,100              226,826              275,532

Plant, property and equipment, net                                             29,006               27,593               26,728
Other assets                                                                   14,178               12,767               13,021
                                                                             --------             --------             --------
                                                                             $283,284             $267,186             $315,281
                                                                             ========             ========             ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Loans payable to banks                                                    $29,990              $13,500              $47,950
    Current portion of long-term debt                                           5,000                5,000                5,000
    Accounts payable                                                           22,040               17,562               17,857
    Accrued liabilities                                                        20,675               26,602               15,081
    Deferred and current taxes payable                                          6,343                5,432                8,790
                                                                             --------             --------             --------
       Total current liabilities                                               84,048               68,096               94,678

Long-term debt                                                                 45,000               45,000               50,000
Deferred and non-current foreign income taxes                                   4,594                5,105                6,286
Other liabilities                                                               1,227                1,170                1,627
                                                                             --------             --------             --------
       Total liabilities                                                      134,869              119,371              152,591
                                                                             --------             --------             --------


Shareholders' equity:
    Preferred Stock, $0.01 par value,
    5,000,000 shares authorized; no shares issued                                   -                    -                    -
    Common Stock, $0.01 par value,
       20,000,000 shares authorized;  9,505,298, 9,496,529 and
       9,472,425 shares issued, respectively                                       95                   95                   95
    Class A Common Stock, $0.01 par value,
       10,000,000 shares authorized; 3,509,733, 3,509,733 and
       3,509,773 shares issued and outstanding, respectively                       35                   35                   35
    Capital in excess of par value                                             66,199               66,113               65,403
    Retained earnings                                                         122,588              118,615              114,242
    Accumulated other comprehensive income                                    (14,106)             (16,462)              (6,629)
    Treasury stock, 1,437,270, 920,690 and 488,490 shares,
    respectively, at cost                                                     (26,396)             (20,581)             (10,456)
                                                                             --------             --------             --------
                                                                              148,415              147,815              162,690
                                                                             --------             --------             --------
                                                                             $283,284             $267,186             $315,281
                                                                             ========             ========             ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

               (in thousands, except share and per share amounts)
                                   (Unaudited)

                                                           SIX MONTHS ENDED JULY 31,               THREE MONTHS ENDED JULY 31,
                                                           -------------------------               ---------------------------
                                                           2000                1999                 2000                1999
                                                           ----                ----                 ----                ----
Net Sales                                                $129,512            $117,191             $76,173              $69,538

Costs and expenses:
    Cost of sales                                          51,685              46,935              30,387               28,317
    Selling, general and administrative                    68,672              61,001              37,627               33,961
                                                         --------            --------             -------              -------

Operating income                                            9,155               9,255               8,159                7,260

Net interest expense                                        3,079               2,665               1,853                1,518

Gain on disposition of business                                 -               4,752                   -                    -
                                                         --------            --------             -------              -------

Income before income taxes                                  6,076              11,342               6,306                5,742

Provision for income taxes                                  1,519               2,609               1,576                1,320
                                                         --------            --------             -------              -------

Net income                                                 $4,557              $8,733              $4,730               $4,422
                                                         ========            ========             =======              =======

Basic income per share                                      $0.39               $0.69               $0.41                $0.35
                                                         ========            ========             =======              =======

Diluted income per share                                    $0.38               $0.67               $0.40                $0.34
                                                         ========            ========             =======              =======

Dividends declared per share                                $0.05               $0.05              $0.025               $0.025
                                                         ========            ========             =======              =======

Average shares outstanding                                 11,806              12,687              11,632               12,604

Dilutive effect of stock options                              173                 393                 117                  393
                                                         --------            --------             -------              -------

Average shares outstanding assuming dilution               11,979              13,080              11,749               12,997
                                                         ========            ========             =======              =======

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                   (Unaudited)

                                                                                         SIX MONTHS ENDED JULY 31,
                                                                                         -------------------------
                                                                                        2000                   1999
                                                                                        ----                   ----
Cash flows from operating activities:
   Net income                                                                          $ 4,557                 $ 8,733
   Adjustments to reconcile net income to net cash used in operating activities:
      Depreciation and amortization                                                      2,634                   2,533
      Deferred and non-current foreign income taxes                                       (477)                    808
      Provision for losses on accounts receivable                                          513                     437
      Provision for losses on inventory                                                    129                       -
      Gain on disposition of business                                                        -                  (4,752)
      Changes in current assets and liabilities:
          Trade receivables                                                             (7,165)                  4,051
          Inventories                                                                  (24,137)                (16,136)
          Other current assets                                                          (2,000)                   (826)
          Accounts payable                                                               4,659                  (6,323)
          Accrued liabilities                                                           (5,536)                 (8,036)
          Deferred & current taxes payable                                                 517                  (1,106)
          Other non-current assets                                                       2,350                  (1,126)
          Other non-current liabilities                                                     55                    (180)
                                                                                       -------                 -------
   Net cash used in operating activities                                               (23,901)                (21,923)
                                                                                       -------                 -------
Cash flows from investing activities:
   Capital expenditures                                                                 (3,883)                 (6,010)
   Proceeds from disposition of business                                                    -                   28,409
   Goodwill, trademarks and other intangibles                                             (538)                 (1,019)
                                                                                       -------                 -------
   Net cash (used in) provided by investing activities                                  (4,421)                 21,380
                                                                                       -------                 -------
Cash flows from financing activities:
   Repayment of Senior Notes                                                                 -                  (5,000)
   Net proceeds from bank borrowings                                                    16,490                  40,750
   Principal payments under capital leases                                                   -                     (69)
   Stock options exercised                                                                   7                     301
   Dividends paid                                                                         (577)                   (632)
   Purchase of treasury stock                                                           (5,814)                 (7,468)
                                                                                       -------                 -------
   Net cash provided by financing activities                                            10,106                  27,882
                                                                                       -------                 -------
Effect of exchange rate changes on cash and cash equivalents                              (208)                   (337)
                                                                                       -------                 -------
Net (decrease) increase in cash and cash equivalents                                   (18,424)                 27,002

Cash and cash equivalents at beginning of period                                        26,615                   5,626
                                                                                       -------                 -------
Cash and cash equivalents at end of period                                             $ 8,191                 $32,628
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

NOTE 2 - INVENTORIES

Inventories consist of the following (in thousands):

                                             JULY 31,           JANUARY 31,           JULY 31,
                                              2000                2000                 1999
                                              ----                ----                 ----
Finished goods                               $60,141             $50,565              $75,257
Work-in-process and component parts           40,608              26,510               42,886
                                            --------             -------             --------
                                            $100,749             $77,075             $118,143
                                            --------             -------             --------


NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows (in thousands):

                                             SIX MONTHS
                                            ENDED JULY 31,
                                            --------------
                                        2000              1999
                                        ----              ----
Cash paid during the period for:
  Interest                             $3,115            $2,995
  Income taxes                         $3,236            $3,310

NOTE 4  - COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

                                                 SIX MONTHS ENDED JULY 31,                THREE MONTHS ENDED JULY 31,
                                                 -------------------------                ---------------------------
                                                2000                 1999                2000                    1999
                                                ----                 ----                ----                    ----
Net income                                     $4,557               $8,733              $4,730                  $4,422
Foreign currency translation adjustment         2,356                 (623)              4,879                  (2,887)
                                               ------               ------              ------                  ------
Comprehensive income                           $6,913               $8,110              $9,609                  $1,535
                                               ======               ======              ======                  ======

NOTE 5 - SEGMENT INFORMATION

In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires reporting certain financial information according to the "management approach." This approach requires reporting information regarding operating segments on the basis used internally by management to evaluate segment performance. The Company conducts its business primarily in two operating segments: "Wholesale" and "Other". The Company's wholesale segment includes the designing, manufacturing and distribution of quality watches. Other includes the Company's retail and service center operations. Operating segment data as of July 31, 2000 and 1999 are as follows (in thousands):

                                                          NET SALES                             OPERATING PROFIT
                                                          ---------                             ----------------
                                                                  FOR THE SIX MONTHS ENDED JULY 31,
                                                                  ---------------------------------
                                                  2000                 1999                2000                   1999
                                                  ----                 ----                ----                   ----
Wholesale                                      $110,476             $102,163            $ 11,209                $ 11,023
Other                                            19,036               15,028              (2,054)                 (1,768)
                                               --------             --------            --------                --------
Consolidated total                             $129,512             $117,191            $  9,155                $  9,255
                                               ========             ========            ========                ========


                                                        NET SALES                              OPERATING PROFIT
                                                        ---------                              ----------------
                                                              FOR THE THREE MONTHS ENDED JULY 31,
                                                              -----------------------------------
                                                 2000                1999                2000                    1999
                                                 ----                ----                ----                    ----
Wholesale                                      $65,495              $60,585             $ 9,004                 $ 7,543
Other                                           10,678                8,953                (845)                   (283)
                                               -------              -------             -------                 -------
Consolidated total                             $76,173              $69,538             $ 8,159                 $ 7,260
                                               =======              =======             =======                 =======

NOTE 6  -  BANK CREDIT AGREEMENT

On June 22, 2000, the Company amended its revolving and working capital lines with its domestic bank group to provide for a three year $100.0 million unsecured revolving line of credit and $15.0 million of uncommitted working capital line of credit. These new facilities replace the $90.0 million unsecured revolving line of credit and $31.6 million of uncommitted working capital lines of credit.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JULY 31, 2000 AS COMPARED TO THE SIX MONTHS ENDED JULY 31, 1999.

Net sales: Comparative net sales by product class were as follows:

                                                                 Six Months Ended July 31,
                                                                  2000             1999
                                                                  ----             ----
                Concord, Movado, Coach and ESQ
                    Domestic                                     $85,440          $80,386
                    International                                 25,036           21,777
                Other                                             19,036           15,028
                                                                --------         --------
                Net Sales                                       $129,512         $117,191
                                                                ========         ========


Net sales increased by $12.3 million or 10.5% for the six months ended July 31, 2000 as compared to the six months ended July 31, 1999. Domestic wholesale sales of our brands increased by $5.1 million or 6.3% while international wholesale sales increased by $3.3 million or 15.0%. All of our brands posted mid to high single digit domestic sales increases. International sales increases were led by growth in our Concord and Coach Watch brands. International sales were negatively impacted by approximately $ 2.2 million due to changes in currency translation rates.

Other net sales, which include our Company outlet stores, Movado Boutiques and our after sales service business, increased by $4.0 million or 26.7%. Growth in the other sales category was primarily attributable to comparable store sales increases in our outlets and Boutiques and new store openings.

Gross Margin. Gross profit for the six months ended July 31, 2000 was $77.8 million (60.1% of net sales) as compared to $70.3 million (60.0% of net sales) for the six months ended July 31, 1999. Gross profit for the six months ended July 31, 2000 increased $7.5 million or 10.7% to $77.8 million from $70.3 million in the first six months of the prior year. This increase was attributable to sales increases. Gross margin for the six months ended July 31, 2000 was 60.1% of sales, approximately consistent with a gross margin of 60.0% for the first six months of last year.

Selling, General and Administrative. Selling, general and administrative expenses for the six months ended July 31, 2000 were $68.7 million or 53.0% of net sales, a 12.6% increase over the $61.0 million or 52.1% of net sales in the first six months of last year. The 12.6% increase was primarily attributable to expenses associated with several of the Company's growth initiatives. These include the opening of four additional outlet stores, the opening of the Company's fifth Movado Boutique, additions to the Company's ESQ and Coach sales staffs in connection with the expansion of these brands and addition of personnel in anticipation of launching the new Tommy Hilfiger watch line in Spring 2001.

Interest Expense. Net interest expense increased $0.4 million or 15.5%. The increase in interest costs reflects higher interest rates on borrowings under the Company's bank lines of credit and a reduction in interest income due to lower invested cash balances. These factors were somewhat mitigated by lower average working capital employed in the business as well as lower interest costs on long-term debt due to the repayment of $5.0 million of Senior Notes in January 2000.

Income Taxes. Income tax expense of $1.5 million for the six months ended July 31, 2000 decreased as compared to $2.6 million for the six months ended July 31, 1999. Income taxes in the prior year also included a provision for taxes of $1.1 million on the gain of the Company's sale of its Piaget distribution business. Taxes were recorded at a 25% rate for fiscal 2001 as compared to a 23% rate for fiscal 2000. The Company believes that the near term future effective tax rate will be 25%, which reflects the Company's current expectation that domestic earnings will gradually increase as a percentage of the overall earnings mix. However, there can be no assurance of this result as it is dependent on a number of factors, including the mix of foreign to domestic earnings, local statutory tax rates and the Company's ability to utilize net operating loss carryforwards in certain jurisdictions.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2000 AS COMPARED TO THE THREE MONTHS ENDED JULY 31, 1999.

Net sales: Comparative net sales by product class were as follows:

                                                                Three Months Ended July 31,
                                                                   2000             1999
                                                                   ----             ----
                Concord, Movado, Coach and ESQ
                    Domestic                                     $51,026          $47,807
                    International                                 14,469           12,778
                Other                                             10,678            8,953
                                                                 -------          -------
                Net Sales                                        $76,173          $69,538
                                                                 =======          =======


Net sales increased by $6.6 million or 9.5% for the three months ended July 31, 2000 as compared to the three months ended July 31, 1999. Domestic wholesale sales of our brands increased by $3.2 million or 6.7% and international wholesale sales increased by $1.7 million or 13.2%. Domestic sales increases were led by increases in Movado and Concord brands offset by a decline in sales of our Coach Watch brand. Prior year second quarter sales of Coach Watch included significant initial shipments to a major chain jeweler whereas there were no significant door expansions in this year's second quarter. ESQ sales were consistent with last year's second quarter sales, which included significant liquidation sales at less than normal gross margins that were not repeated this year. International sales increases were led by our Movado, Concord and Coach Watch brands. International sales were negatively impacted by approximately $1.1 million due to changes in foreign currency translation rates.

Other net sales, which include our Company outlet stores, Movado Boutiques and our after sales service business, increased by $1.7 million or 19.3%. Growth in the other sales category was attributable to both comparable store sales increases in our outlets and Boutiques and new store openings.

Gross Margin. Gross profit for the three months ended July 31, 2000 was $45.8 million (60.1% of net sales) as compared to $41.2 million (59.3% of net sales) for the three months ended July 31, 1999. The 80 basis point increase in gross margin for the quarter primarily relates to reduced levels of liquidation sales and product cost reductions in the component procurement and assembly aspects of our supply chain operation.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended July 31, 2000 were $37.6 million or 49.4% of net sales, a 10.8% increase over the $34.0 million or 48.8% of net sales in the second quarter of last year. The 10.8% increase was primarily attributable to increases in brand marketing and advertising expenses, increase in variable expenses associated with sales growth and expenses associated with several of the Company's growth initiatives. These include the opening of four additional outlet stores, the opening of the Company's fifth Movado Boutique, additions to the Company's ESQ and Coach sales staffs in connection with the expansion of these brands and addition of personnel in anticipation of launching the new Tommy Hilfiger watch line in Spring 2001.

Interest Expense. Net interest expense for the three months ended July 31, 2000 increased $0.3 million or 22.1%. The increase in interest costs reflects higher interest rates on borrowings under the Company's bank lines of credit and a reduction in interest income for the quarter due to lower invested cash balances. These factors were somewhat mitigated by lower average working capital employed in the business as well as lower interest costs on long-term debt due to the repayment of $5.0 million of Senior Notes in January 2000.

Income Taxes. Income tax expense of $1.6 million for the three months ended July 31, 2000 increased as compared to $1.3 million for the three months ended July 31, 1999. Taxes were recorded at a 25% rate for fiscal 2001 as compared to a 23% rate for fiscal 2000. The Company believes that the near term future effective tax rate will be 25%, which reflects the Company's current expectation that domestic earnings will gradually increase as a percentage of the overall earnings mix. However, there can be no assurance of this result as it is dependent on a number of factors, including the mix of foreign to domestic earnings, local statutory tax rates and the Company's ability to utilize net operating loss carryforwards in certain jurisdictions.

LIQUIDITY AND FINANCIAL POSITION

Cash flows used in operating activities for the six months ended July 31, 2000 were $23.9 million as compared to the use of $21.9 million for the six months ended July 31, 1999. The increase in cash used in operating activities was the result of increased seasonal inventory in anticipation of second half sales growth and an increase in accounts receivable due to sales growth.

The Company used $4.4 million of cash for investing activities for the six months ended July 31, 2000 as compared to generating $21.4 million in cash for the six months ended July 31, 1999. Cash generated from investing activities in the prior year resulted primarily from the sale of the Piaget distribution business in February 1999 for $28.4 million. Capital expenditures for the first six months were $3.9 million compared to $6.0 million in the prior years with the reduction being attributable to lower information system outlays as the Company nears completion of implementation of a new enterprise wide information system.

Cash generated from financing activities amounted to $10.1 million for the six months ended July 31, 2000 as compared to $27.9 million in cash generated from financing activities for the comparable prior year period. The reduction is attributable to reduced borrowings due to more effective working capital management and use of internal cash resources to fund operations.

At July 31, 2000, the Company had two series of Senior Notes outstanding. Senior Notes due January 31, 2005 which were originally issued in a private placement completed in fiscal 1994. These notes have required annual principal payments of $5.0 million since January 1998. The Company repaid $5.0 million principal amount of these notes in the fourth quarter of fiscal 2000 and is scheduled to repay an additional $5.0 million in the fourth quarter of fiscal 2001. At July 31, 2000, $25 million in principal amount of these notes remained outstanding.

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

During the second quarter of fiscal 2001, the Company completed the renewal of its revolving credit and working capital lines with its bank group. The new agreement provides for a three-year $100 million unsecured revolving line of credit and $15.0 million of uncommitted working capital lines. At July 31, 2000, the Company had $30 million of outstanding borrowings under its bank lines as compared to $48 million at July 31, 1999.

Under a series of share repurchase authorizations approved by the Board of Directors, the Company has maintained a discretionary buy-back program. Current year purchases under the repurchase program amounted to $5.9 million. The Company has remaining open Board authorization of $6 million for additional repurchase of its common shares.

The Company paid dividends of $577,000 for the first six months of fiscal 2001 compared to $632,000 in the first six months of last year. The decrease is attributable to a reduction in outstanding shares related to the share repurchase programs described above.

Cash and cash equivalents at July 31, 2000 amounted to $8 million compared to $32 million at July 31, 1999. The reduction in cash related primarily to the funding of the Company's share repurchase program, repayment of $5 million of long-term debt in January 2000 and reduction of bank borrowings. Debt to total capitalization at July 31, 2000 was 35% as compared to 38.9 at July 31, 1999.

YEAR 2000

The Company experienced no significant problems relating to the Year 2000 issue in the first six months of this year. The Company does not foresee any problems for the remainder of 2000; however, if not all Year 2000 issues have been identified or foreseen, there can be no assurance that such issues will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with customers, vendors, or others.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On June 20, 2000 the Company held its annual meeting of shareholders at the offices of Simpson, Thacher & Bartlett located at 425 Lexington Avenue, New York, New York.

           The following matters were voted upon at the meeting:

              (i) The election of the following directors, constituting the entire board of directors:

                  Margaret Hayes Adame
                  Richard Cote
                  Efraim Grinberg
                  Gedalio Grinberg
                  Alan H. Howard
                  Donald Oresman
                  Leonard L. Silverstein

            (ii) A proposal to ratify the selection of PricewaterhouseCoopers LLP as the Company's independent public accountants for the fiscal year ending January 31, 2001;

           With respect to the above referenced proposals that were voted on at the annual shareholders meeting, the following votes were tabulated. There were no broker non-votes.

           Proposal (i) on election of directors:

                                  Nominee                                         For         Witheld/Against      Exception/Abstain
                                  -------                                         ---         ---------------      -----------------
           Margaret Hayes Adame............................................    33,636,541        214,652              50,162
           Richard  Cote...................................................    33,635,174        216,019              50,162
           Efraim Grinberg.................................................    33,636,439        214,754              50,162
           Gedalio Grinberg................................................    33,636,439        214,754              50,162
           Alan H. Howard..................................................    33,635,041        216,152              50,162
           Donald Oresman..................................................    33,586,879        264,314              50,162
           Leonard L. Silverstein..........................................    33,636,174        215,019              50,162

           Proposal (ii)  on ratification of appointment of accountants....    33,838,080         13,002                 111

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits

                  10.1 Credit agreement dated June 22, 2000 among the Registrant, the Chase Manhattan Bank as Administrative Agent, and as Swingline Bank, and as Issuing Bank, Fleet Bank, N.A. as Syndication Agent, the Bank of New York as Documentation Agent and the other Lenders Signatory thereto.

                  27 Financial Data Schedule for the six months ended July 31, 2000, submitted to the Securities and Exchange Commission in electronic format.


           (b)    Reports on Form 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MOVADO GROUP, INC.
                                              (Registrant)

Dated:  September 14, 2000            By:     /s/ Kenneth J. Adams
                                              ---------------------
                                              Kenneth J. Adams
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (Chief Financial Officer and
                                               Principal Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT
 NUMBER                                   DESCRIPTION
 ------                                   -----------
  10.1                     Credit agreement dated June 22, 2000 among the
                           Registrant, the Chase Manhattan Bank as
                           Administrative Agent, and as Swingline Bank, and as
                           Issuing Bank, Fleet Bank, N.A. as Syndication Agent,
                           the Bank of New York as Documentation Agent and the
                           other Lenders Signatory thereto.

   27                      Financial Data Schedule for the three months ended
                           July 31, 2000, submitted to the Securities and Exchange Commission in electronic format.