Form 10-Q
period 2000-10-31
MOVADO GROUP INC
filed 2000-12-15
CIK 72573

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                            ------------------------

             [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2000

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

     As of December 11, 2000 the Registrant had 3,509,773 shares of Class A Common Stock, par value $0.01 per share, outstanding and 9,520,172 shares of Common Stock, par value $0.01 per share, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               MOVADO GROUP, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                OCTOBER 31, 2000

                                                                         PAGE
                                                                         ----
Part I  Financial Information
  Item 1.  Consolidated Balance Sheets at October 31, 2000, January 31,
             2000 and October 31, 1999.................................    2
           Consolidated Statements of Income for the nine months ended
             October 31, 2000 and 1999 and the three months ended
             October 31, 2000 and 1999.................................    3
           Consolidated Statements of Cash Flows for the nine months
             ended October 31, 2000 and 1999...........................    4
           Notes to Consolidated Financial Statements..................    5
  Item 2.  Management's Discussion and Analysis of Results of
             Operations and Financial Condition........................    7
Part II  Other Information
  Item 1.  Legal Proceedings...........................................   11
  Item 6.  Exhibits and Reports on Form 8-K............................   11
Signatures.............................................................   12
Exhibit Index..........................................................   13

                        PART 1 -- FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                            OCTOBER 31,    JANUARY 31,    OCTOBER 31,
                                                               2000           2000           1999
                                                            -----------    -----------    -----------
ASSETS
Current assets:
  Cash and cash equivalents...............................   $ 11,161       $ 26,615       $ 15,328
  Trade receivables, net..................................    138,531        103,795        129,974
  Inventories.............................................     86,170         77,075        110,215
  Other current assets....................................     21,450         19,341         16,669
                                                             --------       --------       --------
          Total current assets............................    257,312        226,826        272,186
Plant, property and equipment, net........................     29,683         27,593         27,371
Other assets..............................................     14,277         12,767         13,231
                                                             --------       --------       --------
                                                             $301,272       $267,186       $312,788
                                                             ========       ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Loans payable to banks..................................   $ 37,840       $ 13,500       $ 20,000
  Current portion of long-term debt.......................      5,000          5,000          5,000
  Accounts payable........................................     19,902         17,562         18,736
  Accrued liabilities.....................................     28,187         26,602         25,632
  Deferred and current taxes payable......................      9,522          5,432         12,210
                                                             --------       --------       --------
          Total current liabilities.......................    100,451         68,096         81,578
Long-term debt............................................     45,000         45,000         50,000
Deferred and noncurrent foreign income taxes..............      4,771          5,105          5,481
Other liabilities.........................................      1,279          1,170          1,487
                                                             --------       --------       --------
          Total liabilities...............................    151,501        119,371        138,546
                                                             --------       --------       --------
Shareholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares
     authorized; no shares issued.........................         --             --             --
  Common stock, $0.01 par value, 20,000,000 shares
     authorized; 9,513,172, 9,496,529 and 9,490,754 shares
     issued, respectively.................................         95             95             95
  Class A Common stock, $0.01 par value, 10,000,000 shares
     authorized; 3,509,733, 3,509,733 and 3,509,773 shares
     issued and outstanding, respectively.................         35             35             35
  Capital in excess of par value..........................     66,266         66,113         65,558
  Retained earnings.......................................    134,858        118,615        127,699
  Accumulated other comprehensive income..................    (23,573)       (16,462)        (6,320)
  Treasury stock, 1,556,670, 920,690 and 539,290 shares,
     respectively, at cost................................    (27,910)       (20,581)       (12,825)
                                                             --------       --------       --------
                                                              149,771        147,815        174,242
                                                             --------       --------       --------
                                                             $301,272       $267,186       $312,788
                                                             ========       ========       ========

                 See Notes to Consolidated Financial Statements

                               MOVADO GROUP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                    NINE MONTHS ENDED      THREE MONTHS ENDED
                                                       OCTOBER 31,             OCTOBER 31,
                                                   --------------------    -------------------
                                                     2000        1999        2000       1999
                                                   --------    --------    --------    -------
Net Sales........................................  $234,634    $216,223    $105,122    $99,032
Costs and expenses:
  Cost of sales..................................    91,613      84,326      39,927     37,391
  Selling, general and administrative............   115,394     103,630      46,723     42,629
                                                   --------    --------    --------    -------
Operating income.................................    27,627      28,267      18,472     19,012
Net interest expense.............................     4,808       3,797       1,729      1,132
Gain on disposition of business..................        --       4,752          --         --
                                                   --------    --------    --------    -------
Income before income taxes.......................    22,819      29,222      16,743     17,880
Provision for income taxes.......................     5,705       6,722       4,186      4,113
                                                   --------    --------    --------    -------
Net income.......................................  $ 17,114    $ 22,500    $ 12,557    $13,767
                                                   ========    ========    ========    =======
Basic income per share...........................  $   1.46    $   1.78    $   1.09    $  1.10
                                                   ========    ========    ========    =======
Diluted income per share.........................  $   1.44    $   1.73    $   1.07    $  1.07
                                                   ========    ========    ========    =======
Dividends declared per share.....................  $  0.075    $  0.075    $  0.025    $ 0.025
                                                   ========    ========    ========    =======
Average shares outstanding.......................    11,702      12,610      11,497     12,463
Dilutive effect of stock options.................       206         404         286        403
                                                   --------    --------    --------    -------
Average shares outstanding assuming dilution.....    11,908      13,014      11,783     12,866
                                                   ========    ========    ========    =======

                 See Notes to Consolidated Financial Statements

                               MOVADO GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                  OCTOBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Cash flows from operating activities:
  Net income................................................  $ 17,114    $ 22,500
  Adjustments to reconcile net income to net cash used in
     operating activities:
     Depreciation and amortization..........................     4,328       3,527
     Deferred and noncurrent foreign income taxes...........        28         115
     Provision for losses on accounts receivable............       716         799
     Provision for losses on inventory......................       378          --
     Gain on disposition of business........................        --      (4,752)
     Changes in current assets and liabilities:
       Trade receivables....................................   (37,408)    (21,821)
       Inventories..........................................   (12,255)     (8,852)
       Other current assets.................................    (7,169)        492
       Accounts payable.....................................     3,107      (5,975)
       Accrued liabilities..................................     2,245       2,348
       Deferred & current taxes payable.....................     4,108       2,471
       Other noncurrent assets..............................     1,602       2,580
       Other noncurrent liabilities.........................       108        (312)
                                                              --------    --------
  Net cash used in operating activities.....................   (23,098)     (6,880)
                                                              --------    --------
Cash flows from investing activities:
  Capital expenditures......................................    (7,004)     (7,770)
  Proceeds from disposition of business.....................        --      28,409
  Goodwill, trademarks and other intangibles................      (741)     (1,255)
                                                              --------    --------
  Net cash (used in) provided by investing activities.......    (7,745)     19,384
                                                              --------    --------
Cash flows from financing activities:
  Repayment of Senior Notes.................................        --      (5,000)
  Net proceeds from bank borrowings.........................    24,340      12,800
  Principal payments under capital leases...................        --         (69)
  Stock options exercised...................................        79         301
  Dividends paid............................................      (863)       (942)
  Purchase of treasury stock................................    (7,328)     (9,837)
                                                              --------    --------
  Net cash provided by (used in) financing activities.......    16,228      (2,747)
                                                              --------    --------
Effect of exchange rate changes on cash and cash
  equivalents...............................................      (839)        (55)
                                                              --------    --------
Net (decrease) increase in cash and cash equivalents........   (15,454)      9,702
Cash and cash equivalents at beginning of period............    26,615       5,626
                                                              --------    --------
Cash and cash equivalents at end of period..................  $ 11,161    $ 15,328
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

NOTE 1 -- INVENTORIES

     Inventories consist of the following (in thousands):

                                                    OCTOBER 31,    JANUARY 31,    OCTOBER 31,
                                                       2000           2000           1999
                                                    -----------    -----------    -----------
Finished goods....................................    $48,387        $50,565       $ 71,816
Work-in-process and component parts...............     37,783         26,510         38,399
                                                      -------        -------       --------
                                                      $86,170        $77,075       $110,215
                                                      =======        =======       ========

NOTE 2 -- SUPPLEMENTAL CASH FLOW INFORMATION

     The following is provided as supplemental information to the consolidated statements of cash flows (in thousands):

                                                             NINE MONTHS ENDED
                                                                OCTOBER 31,
                                                             ------------------
                                                              2000       1999
                                                             -------    -------
Cash paid during the period for:
  Interest.................................................  $4,861     $4,846
  Income taxes.............................................  $3,165     $4,524

NOTE 3 -- COMPREHENSIVE INCOME

     The components of comprehensive income are as follows (in thousands):

                                              NINE MONTHS ENDED     THREE MONTHS ENDED
                                                 OCTOBER 31,           OCTOBER 31,
                                              ------------------    ------------------
                                               2000       1999       2000       1999
                                              -------    -------    -------    -------
Net income..................................  $17,114    $22,500    $12,557    $13,767
Foreign currency translation adjustment.....   (7,111)    (4,132)    (9,467)     1,024
                                              -------    -------    -------    -------
Comprehensive income........................  $10,003    $18,368    $ 3,090    $14,791
                                              =======    =======    =======    =======

                               MOVADO GROUP, INC.

NOTE 4 -- SEGMENT INFORMATION

     In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires reporting certain financial information according to the "management approach." This approach requires reporting information regarding operating segments on the basis used internally by management to evaluate segment performance. The Company conducts its business primarily in two operating segments: "Wholesale" and "Other". The Company's wholesale segment includes the designing, manufacturing and distribution of quality watches. Other includes the Company's retail and service center operations. Operating segment data as of October 31, 2000 and 1999 are as follows (in thousands):

                                 FOR THE NINE MONTHS                      FOR THE THREE MONTHS
                                  ENDED OCTOBER 31,                        ENDED OCTOBER 31,
                       ---------------------------------------   --------------------------------------
                            NET SALES        OPERATING PROFIT        NET SALES        OPERATING PROFIT
                       -------------------   -----------------   ------------------   -----------------
                         2000       1999      2000      1999       2000      1999      2000      1999
                       --------   --------   -------   -------   --------   -------   -------   -------
Wholesale............  $205,078   $191,008   $31,608   $31,320   $ 94,601   $88,651   $20,399   $20,297
Other................    29,556     25,215    (3,981)   (3,053)    10,521    10,381    (1,927)   (1,285)
                       --------   --------   -------   -------   --------   -------   -------   -------
Consolidated total...  $234,634   $216,223   $27,627   $28,267   $105,122   $99,032   $18,472   $19,012
                       ========   ========   =======   =======   ========   =======   =======   =======

NOTE 5 -- BANK CREDIT AGREEMENT

     On June 22, 2000, the Company amended its revolving and working capital lines of credit with its domestic bank group to provide for a three year $100.0 million unsecured revolving line of credit and $15.0 million of uncommitted working capital lines of credit. These new facilities replace the $90.0 million unsecured revolving line of credit and $31.6 million of uncommitted working capital lines of credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

  Results of Operations for the nine months ended October 31, 2000 as compared to the nine months ended October 31, 1999.

     Net Sales.  Comparative net sales by product class were as follows:

                                                          NINE MONTHS ENDED
                                                             OCTOBER 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
Concord, Movado, Coach and ESQ
  Domestic.............................................  $164,513    $151,087
  International........................................    40,565      39,921
Other..................................................    29,556      25,215
                                                         --------    --------
Net Sales..............................................  $234,634    $216,223
                                                         ========    ========

     Net sales increased by $18.4 million or 8.5% for the nine months ended October 31, 2000 as compared to the nine months ended October 31, 1999. Domestic wholesale sales of our brands increased by $13.4 million or 8.9% while international wholesale sales increased by $.6 million or 1.6%. All of our domestic brands posted sales increases led by double digit gains in our Movado and ESQ brands. International sales increases were led by growth in our Concord and Coach Watch brands. International sales were negatively impacted by approximately $4.3 million due to changes in currency translation rates.

     Other net sales, which include our Company outlet stores, Movado Boutiques and our after sales service business, increased by $4.3 million or 17.2%. Growth in the other sales category was primarily attributable to comparable store sales increases in our outlets and Boutiques and new store openings.

     Gross Margin. Gross profit for the nine months ended October 31, 2000 was $143.0 million (61.0% of net sales) as compared to $131.9 million (61.0% of net sales) for the nine months ended October 31, 1999, an increase of $11.1 million or 8.4%. This increase was attributable to sales increases.

     Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended October 31, 2000 were $115.4 million or 49.2% of net sales, an 11.4% increase over the $103.6 million or 47.9% of net sales in the first nine months of last year. The 11.4% increase was primarily attributable to an increase in advertising and marketing expenses to promote retail sell-through of our brands as well as the factors discussed below in the review of the three month results of operations.

     Interest Expense. Net interest expense increased $1.0 million or 26.6%. The increase in interest costs reflects higher interest rates on borrowings under the Company's bank lines of credit, an increase in average outstanding working capital borrowings and a reduction in interest income due to lower invested cash balances. These factors were somewhat mitigated by reduced interest costs on long-term debt due to the repayment of $5.0 million of Senior Notes in January 2000.

     Income Taxes. Income tax expense of $5.7 million for the nine months ended October 31, 2000 decreased as compared to $6.7 million for the nine months ended October 31, 1999. Income taxes in the prior year also included a provision for taxes of $1.1 million on the gain of the Company's sale of its Piaget distribution business. Taxes were recorded at the Company's expected annual effective tax rate for fiscal 2001 of 25% as compared to a 23% rate for fiscal 2000.

  Results of Operations for the three months ended October 31, 2000 as compared to the three months ended October 31, 1999.

     Net sales.  Comparative net sales by product class were as follows:

                                                          THREE MONTHS ENDED
                                                              OCTOBER 31,
                                                          -------------------
                                                            2000       1999
                                                          --------    -------
Concord, Movado, Coach and ESQ
  Domestic..............................................  $ 79,072    $70,507
  International.........................................    15,529     18,144
Other...................................................    10,521     10,381
                                                          --------    -------
Net Sales...............................................  $105,122    $99,032
                                                          ========    =======

     Net sales increased by $6.1 million or 6.2% for the three months ended October 31, 2000 as compared to the three months ended October 31, 1999. Domestic wholesale sales of our brands increased by $8.6 million or 12.2% led by double digit increases in the Movado and ESQ brands. Concord sales increased at a low single digit percentage rate and were negatively impacted by delays in product deliveries due to extended lead times in the manufacturing of certain components. International sales decreased by $2.6 million or 14.4% due primarily to the negative impact of changes in foreign currency translation rates of approximately $2.2 million. International sales of Concord were also negatively impacted by delays in product deliveries due to extended lead times in the manufacturing of certain components. Sales of Coach Watch for the three months ended October 31, 2000 increased at a double digit rate led by significant increases in international sales due to increased penetration of the Japan and duty free channels.

     Other net sales, which include our Company outlet stores, Movado Boutiques and our after sales service business, increased by $.1 million or 1.3%. Growth in the other sales category was attributable to both comparable store sales increases in our Boutiques and new store openings in our Outlets and Boutiques of $.9 million or 9.5%. Prior year third quarter sales included $0.8 million in sales from discontinued brands.

     Gross Margin. Gross profit for the three months ended October 31, 2000 was $65.2 million (62.0% of net sales) as compared to $61.6 million (62.2% of net sales) for the three months ended October 31, 1999, an increase of $3.6 million or 5.8%. This increase was attributable to sales increases.

     Selling, General and Administrative. Selling, general and administrative expenses for the three months ended October 31, 2000 were $46.7 million or 44.5% of net sales, a 9.6% increase over the $42.6 million or 43.1% of net sales in the third quarter of last year. The 9.6% increase was attributable to expenses in connection with the ongoing implementation of the Company's growth initiatives, increases in certain variable costs resulting from sales growth and increases in certain general and administrative costs. Additional expenses associated with the Company's growth initiatives included the opening of additional outlet stores, expenses related to the opening of two Movado Boutiques, expenses associated with the planned launch of the new

Tommy Hilfiger watch line in Spring 2001 and initial expenses associated with the Company's new Moonachie, New Jersey distribution center. Variable cost increases associated with sales growth were primarily in the areas of selling commissions and product distribution costs. General and administrative cost increases were primarily related to depreciation of new information systems implemented in Fiscal 2001 and certain employee benefit costs.

     Interest Expense. Net interest expense for the three months ended October 31, 2000 increased $0.6 million or 52.7%. The increase in interest costs reflects higher interest rates on borrowings under the Company's bank lines of credit, an increase in average bank borrowings and a reduction in interest income for the quarter due to lower invested cash balances. These factors were somewhat mitigated by lower interest costs on long-term debt due to the repayment of $5.0 million of Senior Notes in January 2000.

     Income Taxes. Income tax expense of $4.2 million for the three months ended October 31, 2000 increased as compared to $4.1 million for the three months ended October 31, 1999. Taxes were recorded at the Company's expected annual effective tax rate for fiscal 2001 of 25% as compared to a 23% rate for fiscal 2000.

LIQUIDITY AND FINANCIAL POSITION

     Cash flows used in operating activities for the nine months ended October 31, 2000 were $23.1 million as compared to the use of $6.9 million for the nine months ended October 31, 1999. The increase in cash used in operating activities was primarily attributable to increases in accounts receivable and inventory associated with sales growth.

     The Company used $7.7 million of cash for investing activities for the nine months ended October 31, 2000 as compared to generating $19.4 million in cash from investing activities for the nine months ended October 31, 1999. Cash generated from investing activities in the prior year resulted primarily from the sale of the Piaget distribution business in February 1999 for $28.4 million. Capital expenditures for the first nine months were $7.0 million compared to $7.8 million in the prior year with the reduction attributable to lower information system outlays as the Company nears completion of implementation of a new enterprise wide information system offset somewhat by increases in expenditures for retail expansion.

     Cash generated from financing activities amounted to $16.2 million for the nine months ended October 31, 2000 as compared to $2.7 million used in financing activities for the comparable prior year period. The increase is attributable to increased bank borrowings due to a reduction in cash balances available to fund working capital requirements. This increase is offset somewhat by a reduction in share repurchase activity and the absence, in the first nine months of fiscal 2001, of a sinking fund requirement associated with the Company's Senior Notes.

     At October 31, 2000, the Company had two series of Senior Notes outstanding. Senior Notes due January 31, 2005 which were originally issued in a private placement completed in fiscal 1994. These notes have required annual principal payments of $5.0 million since January 1998. The Company repaid $5.0 million principal amount of these notes in the fourth quarter of fiscal 2000 and is scheduled to repay an additional $5.0 million in the fourth quarter of fiscal 2001. At October 31, 2000, $25 million in principal amount of these notes remained outstanding.

     During fiscal 1999, the Company issued $25 million of Series A Senior Notes under a Note Purchase and Private Shelf Agreement dated November 30, 1998. This agreement allows for the issuance for up to two years from the date of the agreement of Senior Promissory Notes in the aggregate principal amount of up to $50 million with maturities up to 12 years from their original date of issuance. These notes bear interest at 6.90%, mature on October 30, 2010 and are subject to annual repayments of $5.0 million commencing October 31, 2006. The Company is presently negotiating an extension of the shelf debt facility and expects to complete an extension before the end of fiscal 2001.

     During the second quarter of fiscal 2001, the Company completed the renewal of its revolving credit and working capital lines with its bank group. The new agreement provides for a three-year $100 million unsecured revolving line of credit and $15.0 million of uncommitted working capital lines. At October 31, 2000, the

Company had $37.8 million of outstanding borrowings under its bank lines as compared to $20.0 million at October 31, 1999. The increase in borrowings at the end of the third quarter as compared to the prior year period was primarily the result of a reduction in cash balances available to fund seasonal working capital requirements.

     Under a series of share repurchase authorizations approved by the Board of Directors, the Company has maintained a discretionary buy-back program. Current year repurchases under this program amounted to $7.3 million. The Company has remaining Board authorization to spend up to $4.5 million more for the repurchase of additional shares of its common stock.

     The Company paid dividends of $863,000 for the first nine months of fiscal 2001 compared to $942,000 in the first nine months of last year. The decrease is attributable to a reduction in outstanding shares related to the share repurchase programs described above.

     Cash and cash equivalents at October 31, 2000 amounted to $11.2 million compared to $15.3 million at October 31, 1999. The reduction in cash related primarily to the funding of the Company's share repurchase program, repayment of $5 million of long-term debt in January 2000 and reduction of bank borrowings. Debt to total capitalization at October 31, 2000 was 33.9% as compared to 25.5% at October 31, 1999.

YEAR 2000

     The Company experienced no significant problems relating to the Year 2000 issue in the first nine months of this year. The Company does not foresee any problems for the remainder of 2000; however, if not all Year 2000 issues have been identified or foreseen, there can be no assurance that such issues will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with customers, vendors, or others.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

27 Financial Data Schedule for the nine months ended October 31, 2000, submitted to the Securities and Exchange Commission in electronic format.

     (b) Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MOVADO GROUP, INC.
                                            (Registrant)

                                          By: /s/   KENNETH J. ADAMS
                                            ------------------------------------
                                                 Senior Vice President and
                                                  Chief Financial Officer
                                                (Chief Financial Officer and
                                               Principal Accounting Officer)

Dated: December 15, 2000

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  27      Financial Data Schedule for the nine months ended October
          31, 2000, submitted to the Securities and Exchange
          Commission in electronic format.