Form 10-K
period 2001-01-31
MOVADO GROUP INC
filed 2001-04-30
CIK 72573

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(Mark one)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934
                    FOR FISCAL YEAR ENDED JANUARY 31, 2001,

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     [X]

     Based on the closing sales price of the Common Stock as of April 20, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $139,736,884. For purposes of this computation, each share of Class A Common Stock is assumed to have the same market value as one share of Common Stock into which it is convertible and only shares of stock held by directors and executive officers were excluded.

     The number of shares outstanding of the registrant's Common Stock and Class A Common Stock as of April 20, 2001 were 9,687,960 and 3,509,733 respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement relating to Registrant's 2001 annual meeting of shareholders (the "Proxy Statement") are incorporated by reference in Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

INDUSTRY OVERVIEW

The largest markets for watches are North America, Western Europe and the Far East. While exact worldwide wholesale sales volumes are difficult to quantify, the Company estimates from data obtained from the Federation of the Swiss Watch Industry that worldwide wholesale sales of watches and related components are over $12 billion annually. Watches are produced predominantly in Switzerland, Hong Kong/China and Japan. According to the Federation of the Swiss Watch Industry, Switzerland, Hong Kong/China and Japan accounted for approximately 53%, 37% and 1% respectively, of worldwide watch exports based on units in 2000. Among all the major watch exporting countries, Swiss watches have the highest average unit value.

The Company divides the watch market into six principal categories as set forth in the following table:

                                                                 PRIMARY CATEGORY OF
                                      SUGGESTED RETAIL            MOVADO GROUP, INC.
          MARKET CATEGORY                PRICE RANGE                    BRANDS
        ---------------------     --------------------------    -----------------------
             Exclusive                $10,000 and over                 Concord
               Luxury                 $1,000 to $9,999                 Concord
              Premium                   $500 to $999               Movado and Coach
              Moderate                  $125 to $499                ESQ and Coach
        Fashion Watch Market             $55 to $125               Tommy Hilfiger
            Mass Market                 Less than $55                     __


The Company's Concord watches compete primarily in the Luxury category of the market, although certain Concord watches compete in the Exclusive and Premium categories. The Company's Movado watches compete primarily in the Premium category of the market, although certain Movado watches compete in the Exclusive, Luxury and Moderate categories. The Company's Coach brand competes in both the Premium and Moderate categories. The ESQ line competes in the Moderate category of the market. The Company entered the Fashion Watch Market category in March 2001 with the launch of the Tommy Hilfiger line of watches manufactured, distributed and marketed under a license agreement with Tommy Hilfiger Licensing, Inc. The Company does not currently sell watches in the Mass Market category.

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

Fashion Watch Market Watches

Watches comprising the Fashion Watch Market are primarily quartz-analog watches but also include some digital watches. Digital watches, unlike quartz-analog watches, have no moving parts. Instead, time is kept by electronic microchips and is displayed as discrete Arabic digits illuminated on the watch face by light emitting diodes (LED's) or liquid crystal displays (LCD's). Watches in the Fashion Watch Market category are generally made with stainless steel, gold finish, brass and/or plastic and are manufactured primarily in the Far East. Fashion Watch Market watches are based on designs and use features that attempt to reflect current and emerging fashion trends. Many are sold under licensed designer and brand names that are well known principally in the apparel industry. Well-known brands of Fashion Watch Market watches include Anne Klein II, DKNY, Guess?, Kenneth Cole, Swatch and Fossil. The Company entered this category in March 2001 with the launch of the Tommy Hilfiger line of watches produced and sold under license from Tommy Hilfiger Licensing, Inc.

Mass Market Watches

Mass market watches typically consist of digital watches and analog watches made from stainless steel, brass and/or plastic manufactured in the Far East. Well known brands include Armatron, Casio, Citizen, Pulsar, Seiko and Timex.

PRODUCTS

During Fiscal 2001, the Company marketed five distinctive brands of watches:
Movado, Concord, ESQ, Coach and Tommy Hilfiger, which compete in the Exclusive, Luxury, Premium, Moderate and Fashion Watch Market categories. The Company designs, manufactures and contracts for the assembly of Movado and Concord watches primarily in Switzerland, as well as in the United States, for sale throughout the world. ESQ and Tommy Hilfiger watches are manufactured to the Company's specifications by independent contractors located in the Far East. ESQ watches are presently sold primarily in the United States, Canada and the Caribbean. Tommy Hilfiger watches are presently sold in the United States. Coach watches are assembled in Switzerland by independent suppliers and primarily sold in North America, Caribbean and Far East. Until the end of fiscal 1999, the Company distributed Piaget watches. On February 22, 1999, the Company sold its Piaget business to VLG. Until the end of fiscal 2000, the Company distributed Corum watches. On January 14, 2000, the Company sold its Corum business to Corum Switzerland.

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

Coach

During fiscal 1999, the Company introduced Coach watches under an exclusive license with Coach, Inc. All Coach watches contain Swiss movements and are made with stainless steel, gold finish or a combination of stainless steel and gold finish with leather straps, stainless steel bracelets or gold finish bracelets. The suggested retail prices range from $195 to $795.

ESQ

ESQ was launched in the second half of fiscal 1993 under an exclusive license agreement with The Hearst Corporation. All ESQ watches contain Swiss movements and are made with stainless steel, gold finish or a combination of stainless steel and gold finish, with leather straps, stainless steel bracelets or gold finish bracelets. The ESQ brand consists of sport and fashion watches with suggested retail prices ranging from $125 to $495, with features and styles comparable to more expensive watches.

Tommy Hilfiger

The Company launched Tommy Hilfiger watches in March 2001, under an exclusive agreement with Tommy Hilfiger Licensing, Inc. Marketed under the TOMMY HILFIGER(R) and TOMMY(R) labels. Tommy Hilfiger watches feature quartz, digital and analog-digital movements, with stainless steel, titanium, aluminum, silver-tone, two-tone and gold-tone cases and bracelets, and leather, fabric, plastic and rubber straps. The line includes fashion and sport models with suggested retail prices from $55 to $195.

Other Revenue

During fiscal 2001, sales of other products and services totaled approximately $45.1 million, or approximately 14% of consolidated net sales. Approximately $39.3 million of this other revenue is derived from the Company's retail operations which consist of 23 outlet stores and seven Movado Boutiques. The outlet stores sell discontinued models and factory seconds of all of the Company's watch brands. The Movado Boutiques sell selected models of Movado watches as well as proprietary jewelry, home and personal accessory lines which were launched in 1998. The jewelry, home and personal accessory lines are sold exclusively in the Movado Boutiques. Other revenue also includes the Company's after sales service and watch repair operations.


WARRANTY AND REPAIR

The Company has service facilities around the world including eight Company-owned service facilities and approximately 120 authorized independent service centers. The Company conducts training sessions for and distributes technical information and updates to repair personnel in order to maintain consistency and quality at its service facilities and authorized independent service centers. The Company's products are covered by limited warranties against defects in materials and workmanship for periods ranging from one to three years from the date of purchase for movements and up to five years for Movado watch casings and bracelets. Products that are returned under warranty to the Company are generally serviced by the Company's employees at its service facilities.

Historically, the Company retained significant inventories of component parts to facilitate after sales service of its watches for an extended period of time after the discontinuance of such watches from its core range line. During fiscal 1999, the Company decided that it would no longer retain this level of non-core component inventories and took steps to begin assembling some of these components into finished watches for resale through liquidation channels and its outlet stores.


ADVERTISING

Advertising is important to the successful marketing of the Company's watches. Hence, the Company devotes significant resources to advertising. Since 1972, the Company has maintained its own in-house advertising department which the Company restructured to focus primarily on the implementation and management of global marketing and advertising programs. At the time, the Company also shifted the creative development of advertising campaigns to an outside agency with no increase in cost. Advertising expenditures totaled approximately 19.4%, 21.0% and 19.4% of net sales in fiscal 2001, 2000 and 1999, respectively. Advertising is developed individually for each of the Company's watch brands and is directed primarily to the ultimate consumer rather than to trade customers and is developed by targeting consumers with particular demographic characteristics appropriate to the image and price range of the brand. Advertisements are placed predominately in magazines and other print media, but are also created for radio and television campaigns, catalogues and promotional materials.

SALES AND DISTRIBUTION

Overview

The Company divides its business into two major geographic segments: "Domestic" which includes the results of the Company's United States and Canadian operations and "International" which includes the results of all other Company operations. The Company's international operations are principally conducted in Europe and the Far East.

Domestic Wholesale

The Company sells all of its brands in the domestic market primarily through department stores, such as Macy's, Neiman-Marcus and Saks Fifth Avenue; jewelry store chains, such as Zales, Helzberg and Sterling; and independent jewelers. Sales to trade customers in the United States and Canada are made directly by the Company's sales force of approximately 105 employees who typically specialize in a particular brand. A majority of the sales force is compensated solely on the basis of commissions, which are determined as a percentage of sales. Zale Corporation accounted for 10%, 13% and 10% of the Company's consolidated net sales for fiscal 2001, 2000 and 1999, respectively. At
January 31, 2001 and 2000, the same trade customer accounted for 13% and 18% of consolidated trade receivables, respectively.

International Wholesale

The Company sells Movado, Concord and Coach watches internationally through its own sales force of approximately 30 employees operating from the Company's sales and distribution offices in Hong Kong, Singapore, and Switzerland, and also through a network of approximately 72 independent distributors operating in numerous countries around the world. A majority of the Company's arrangements with its international distributors are long term, generally require certain minimum purchases and restrict the distributor from selling competitive products.

Retail

In addition to its sales to trade customers and independent distributors, the Company sells Movado watches as well as Movado jewelry, tabletop accessories and other product line extensions in seven company-operated Movado Boutiques. The Company also operates 23 outlet stores which sell discontinued and sample merchandise and factory seconds, providing the Company with an organized and efficient method of reducing inventory without competing directly with trade customers.

BACKLOG

At March 31, 2001, the Company had unfilled customer orders of approximately $45.8 million, compared to approximately $49.8 million at March 31, 2000. The Company believes the backlog is affected by a variety of factors, including seasonality and the scheduling of the manufacture and shipment of products.

SOURCES AND AVAILABILITY OF SUPPLIES

Concord watches are generally assembled at the Company's manufacturing facility in Bienne, Switzerland with some off-site assembly performed principally by independent Swiss watchmakers. Movado watches are assembled primarily in Switzerland by independent third party subcontract assemblers. Until the middle of fiscal 2001, certain lower price point Movado models were assembled by subcontractors in the Far East. Movado and Concord watches are assembled using Swiss movements and other components obtained from third party suppliers. Coach watches are assembled in Switzerland by independent assemblers using Swiss movements and other components obtained from third party suppliers in Switzerland and elsewhere. ESQ and Tommy Hilfiger watches are assembled by independent contractors in the Far East. ESQ watches are manufactured using Swiss movements and other components purchased from third party suppliers principally located in the Far East. Tommy Hilfiger watches are manufactured using movements and other components purchased from third party suppliers located in the Far East.

A majority of the watch movements used in the manufacture of Movado, Concord and ESQ watches are purchased from two suppliers. The Company obtains other watch components for all of its manufactured brands, including movements, cases, crystals, dials, bracelets and straps from a number of other suppliers.
Precious stones used in the Company's watches are purchased from various suppliers and are set in the United States and Switzerland. The Company does not have long-term supply contracts with any of its component parts suppliers.

COMPETITION

The markets for each of the Company's watch brands are highly competitive. With the exception of The Swatch Group, Ltd. (formerly known as SMH), a large Swiss-based competitor, no single company competes with the Company across all of its brands. Certain companies, however, compete with Movado Group, Inc. with respect to one or more of its watch brands. Certain of these companies have, and other companies that may enter the Company's markets in the future may have, substantially greater financial, distribution, marketing and advertising resources than the Company. The Company's future success will depend, to a significant degree, upon its continued ability to compete effectively with regard to, among other things, the style, quality, price, advertising, marketing and distribution of its watch brands.

TRADEMARKS, PATENTS AND LICENSING AGREEMENTS

Movado Group, Inc. owns the trademarks MOVADO(R), CONCORD(R) and VIZIO(R), as well as trademarks for the Movado Museum dial design, and related trademarks for watches in the United States and in numerous other countries. The Company licenses ESQUIRE(R), ESQ(R) and related trademarks on an exclusive basis for use in connection with the manufacture, distribution, advertising and sale of watches pursuant to an agreement with the Hearst Corporation ("Hearst License Agreement"). The current term of the Hearst License Agreement expires December 31, 2003 but contains options for renewal at the Company's discretion through December 31, 2018. The Company licenses the trademark COACH(R) and related trademarks on an exclusive basis for use in connection with the manufacture, distribution, advertising and sale of watches pursuant to an agreement with Coach, Inc. ("Coach License Agreement"). Subject to meeting certain performance goals, the Coach License Agreement expires in March 2008.

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

In connection with the sale of the Piaget business to VLG, and the Corum business to Corum Switzerland, the Company assigned the trademark PIAGET(R)for watches and jewelry and certain related trademarks in the United States to VLG and assigned the trademark CORUM(R) and certain related trademarks in the United States to Corum Switzerland.

The Company also owns and has pending applications for a number of design patents in the United States and internationally for various watch designs, as well as designs of watch cases, bracelets and jewelry.

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

EMPLOYEES

As of January 31, 2001, the Company has approximately 838 full-time employees in its domestic and international operations. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement. The Company has never experienced a work stoppage due to labor difficulties and believes that its employee relations are good.

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

The Company's domestic sales are traditionally greater during the Christmas and holiday season and are significantly more seasonal than its international sales. Consequentially, the Company's net sales historically have been higher during the second half of its fiscal year. The second half of each year accounted for approximately 59.6%, 60.3% and 60.2% of the Company's net sales for the fiscal years ending January 31, 2001, 2000, and 1999, respectively. The amount of net sales and operating income generated during the second half of each fiscal year depends upon the general level of retail sales during the Christmas and holiday season, as well as economic conditions and other factors beyond the Company's control. The Company does not expect any significant change in the seasonality of its domestic business in the foreseeable future. International sales tend to be less seasonal, particularly those derived from the Middle and Far Eastern markets.

The Company conducts its business primarily in two operating segments:
"Wholesale" and "Other". The Company's wholesale segment includes the design, manufacture and distribution of quality watches. The Company's other segment includes the Company's retail and service center operations. See Note 12 to the Consolidated Financial Statements for financial information regarding segment data.

Item 2.  Properties

The Company leases various facilities in the United States, Canada, Switzerland, and the Far East for its corporate, manufacturing, distribution and sales operations. The Company's leased facilities are as follows:

                                                                      SQUARE    LEASE
LOCATION                             FUNCTION                        FOOTAGE    EXPIRATION
--------                             --------                        -------    ----------
Moonachie, New Jersey                Watch assembly, distribution      100,000  June 2010
                                     and repair
Paramus, New Jersey                  New executive offices              57,500  July 2013
Lyndhurst, New Jersey                Former watch assembly and          57,000  May 2002
                                     distribution
Bienne, Switzerland                  Corporate functions, watch         52,000  January 2007
                                     sales, distribution,
                                     assembly and repair
Lyndhurst, New Jersey                Corporate offices                  28,000  December 2001
Woodcliff Lake, New Jersey           Executive offices                  19,400  July 2001
Markham, Canada                      Office and distribution            11,200  June 2007
Hong Kong                            Watch sales, distribution           8,500  June 2004
                                     and repair
Hackensack, New Jersey               Warehouse                           6,600  July 2004
New York, New York                   Watch repair and Public             4,900  April 2008
                                     Relations Office
Los Angles, California               Watch repair                        3,000  December 2002
Miami, Florida                       Watch repair                        2,600  October 2001
Grenchen, Switzerland                Watch sales                         2,600  March 2005
Toronto, Canada                      Office                              1,600  June 2001
Japan                                Watch sales                         1,500  Month to Month
Singapore                            Watch sales, distribution           1,100  August 2001
                                     and repair

The Company believes that its existing facilities are suitable and adequate for its current operations. The Company leases retail space averaging 1,400 square feet per store with leases expiring from July 2001 to November 2007 for the operation of the Company's 23 outlet stores. The Company also leases retail space for the operation of each of its nine Movado Boutiques, two opening in fiscal 2002, averaging 1,960 square feet per store with leases expiring from January 2005 to January 2012.

The Company also owns approximately 2,400 square feet of office space in Hanau, Germany, which it previously used for sales, distribution and watch repair functions. The Company is currently subletting this facility.

The Company will move its Woodcliff Lake, New Jersey offices to its new Paramus, New Jersey, Corporate Headquarters in July 2001 and its Lyndhurst, New Jersey offices by the end of 2001. In February 2001 the Company moved its U.S. Distribution operations from Lyndhurst, New Jersey to a 100,000 sq. ft. facility in Moonachie, New Jersey. This lease expires in June 2010.


Item 3.  Legal Proceedings

The Company is involved in certain legal proceedings arising in the normal course of its business. The Company believes that none of these proceedings, either individually or in the aggregate, will have a material adverse effect on the Company's operating results, liquidity or its financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of fiscal 2001.

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Shareholder Matters

As of March 26, 2001, there were 46 holders of record of the Class A Common Stock and, the Company estimates, approximately 2,445 beneficial owners of the Common Stock represented by 410 holders of record. The Common Stock is traded on the NASDAQ National Market under the symbol "MOVA" and on March 26, 2001, the closing price of the Common Stock was $13.39. The quarterly high and low closing prices for the fiscal years ended January 31, 2001 and 2000 were as follows:

                                         FISCAL 2001                   FISCAL 2000
                                         -----------                   -----------
             QUARTER ENDED            LOW           HIGH           LOW           HIGH
             -------------            ---           ----           ---           ----
             April 30                $8.57         $19.08         $20.75        $25.75
             July 31                 $7.70         $14.07         $22.88        $27.75
             October 31             $13.20         $17.31         $21.63        $27.13
             January 31             $11.50         $15.59         $18.63        $25.38


The Class A Common Stock is not publicly traded and is subject to certain restrictions on transfer as provided under the Company's Restated Certificate of Incorporation, as amended and, consequently, there is currently no established public trading market for these shares.

During the fiscal year ended January 31, 2001, the Board of Directors approved for each of the first three quarters a cash dividend of $0.025 per share and, for the fourth quarter, approved an increase of the quarterly cash dividend to $0.03 per share to Common Stock and Class A Common Stock shareholders. During the fiscal year ended January 31, 2000, the Board of Directors approved four $0.025 per share quarterly cash dividends to Common Stock and Class A Common Stock shareholders. The declaration and payment of future dividends, if any, will be at the sole discretion of the Board of Directors and will depend upon the Company's profitability, financial condition, capital and surplus requirements, future prospects, terms of indebtedness and other factors deemed relevant by the Board of Directors. See Notes 4 and 5 to the Consolidated Financial Statements regarding contractual restrictions on the Company's ability to pay dividends.

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

                                                       FISCAL YEAR ENDED JANUARY 31,
                                      -----------------------------------------------------------------
                                        2001          2000          1999          1998         1997
                                      ---------    -----------   -----------    ----------   ----------
STATEMENT OF INCOME DATA:
Net sales                             $320,841       $295,067      $277,836      $237,005     $215,107
                                      ---------    -----------   -----------    ----------   ----------
Cost of sales                          123,392        126,667       111,766        97,456       95,031
Selling, general and
administrative                         163,317        152,631       133,395       113,593       99,657
                                      ---------    -----------   -----------    ----------   ----------
Total expenses                         286,709        279,298       245,161       211,049      194,688
                                      ---------    -----------   -----------    ----------   ----------
Operating income                        34,132         15,769        32,675        25,956       20,419

Gain on disposition of business                         4,752

Net interest expense                     6,443          5,372         5,437         5,383        4,874
                                      ---------    -----------   -----------    ----------   ----------
Income before income taxes              27,689         15,149        27,238        20,573       15,545

Provision for  income taxes              6,922          1,428         6,265         4,731        3,853
                                      ---------    -----------   -----------    ----------   ----------
Net income (1)                         $20,767       $ 13,721      $ 20,973       $15,842      $11,692
                                      =========    ===========   ===========    ==========   ==========

Net income per share-Basic               $1.78          $1.10         $1.63         $1.35        $1.04
Net income per share-Diluted (1)         $1.75          $1.06         $1.58         $1.29        $1.02
Basic shares outstanding                11,651         12,527        12,842        11,736       11,273
Diluted shares outstanding              11,866         12,890        13,256        12,236       11,489
Cash dividends declared per share       $0.105          $0.10         $0.08         $0.08       $0.064

BALANCE SHEET DATA (END OF
PERIOD):
Working capital                       $154,637       $157,465      $191,033      $157,103     $126,690
Total assets                           290,405        259,649       296,375       249,069      208,443
Long-term debt                          40,000         45,000        55,000        35,000       40,000

Shareholders' equity                  $159,470       $147,815      $162,608      $145,533     $ 13,870


(1) Includes $8.3 million pre-tax or $0.46 per share after tax one-time charge and $4.8 million pre-tax or $0.28 per share after tax gain from the sale of the Company's Piaget business during 2000. Excluding these items, net income would have been $15.9 million or $1.24 per share on a diluted basis.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Statements in this annual report on Form 10-K, including statements under this
Item 7 and elsewhere in this report as well as statements in future filings by the Company with the Securities and Exchange Commission ("SEC"), in the Company's press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, "FORWARD LOOKING STATEMENTS" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934. The Company cautions readers that FORWARD LOOKING STATEMENTS include, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, plans for future operations, effective tax rates, margins, interest costs, and income as well as assumptions relating to the foregoing. FORWARD LOOKING STATEMENTS are subject to certain risks and uncertainties, some of which cannot be predicted or quantified. Actual results and future events could differ materially from those indicated in the FORWARD LOOKING STATEMENTS, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the SEC including, without limitation, the following: general economic and business conditions which may impact disposable income of consumers, changes in consumer preferences and popularity of particular designs, new product development and introduction, competitive products and pricing, seasonality, availability of alternative sources of supply in the case of the loss of any significant supplier, the loss of significant customers,the Company's dependence on key officers, the continuation of licensing arrangements with third parties, ability to secure and protect trademarks, patents and other intellectual property rights, ability to lease new stores on suitable terms in desired markets and to complete construction on a timely basis, continued availability to the Company of financing and credit on favorable terms, business disruptions, general risks associated with doing business outside the United States including, without limitations, import duties, tariffs, quotas, political and economic stability, and success of hedging strategies with respect to currency exchange rate fluctuations.

GENERAL

Wholesale Sales. Among the more significant factors that influence annual sales are general economic conditions in the Company's domestic and international markets, new product introductions, the level and effectiveness of advertising and marketing expenditures, and product pricing decisions.

Approximately 19% of the Company's total sales are from international markets and therefore reported sales are affected by foreign exchange rates. Significant portions of the Company's international sales are billed in Swiss francs and translated to U.S. dollars at average exchange rates for financial reporting purposes.

The Company's business is very seasonal. There are two major selling seasons in the Company's domestic markets: the Spring season, which includes school graduations and several holidays, and, most importantly, the Christmas and holiday season. Major selling seasons in certain international markets center around significant local holidays that occur in late Winter or early Spring. These markets are a less significant portion of the Company's business and, therefore, their impact is far less than that of the selling seasons in North America.

During fiscal 2000, the Company completed the sale of both the Piaget and Corum distribution businesses and substantially all the assets associated with these businesses. Prior to the sale, the Company had been the exclusive distributor of these brands in North America. The Company completed the sale of its Piaget business to VLG in February 1999 and sold its Corum business to Corum Switzerland in January 2000. The disposition of these brands negatively impacted sales in fiscal 2000.

Retail Sales. The Company's retail operations consist of 23 outlet stores located throughout the U.S. and seven full-priced Movado Boutiques. The Company does not have any overseas retail operations.

The significant factors that influence annual sales volumes in the Company's retail operations are similar to those that influence domestic wholesale operations. In addition, many of the Company's outlet stores are located near vacation destinations and, therefore, the seasonality of these stores is driven by the peak tourist season associated with these locations.

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

Manufacturing costs of the Company's brands consist primarily of component costs, internal and subcontractor assembly costs and unit overhead costs associated with the Company's supply chain operations in the U.S., Switzerland and the Far East. The Company seeks to control and reduce component and subcontractor labor costs through a combination of negotiations with existing suppliers and alternative sourcing. The Company's supply chain operations consist of logistics management of assembly operations and product sourcing in Switzerland and the Far East and minor assembly in the U.S. The Company has historically controlled the level of overhead costs and maintained flexibility in its cost structure by outsourcing a significant portion of its component and assembly requirements and expects to extend this strategy over the near term.

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

Operating expenses over the last three fiscal years reflect the effect of the implementation of the Company's growth strategy. The more significant expenses associated with this strategy include advertising and marketing expenses designed to increase market share for all of the Company's watch brands, both domestically and internationally; additions to the Company's sales force; salaries and rents associated with additional outlet stores and the Movado Boutiques; the addition of staff to support distribution, inventory management and customer service requirements coincident with growth of the Company's business; and general and administrative expenses, such as employee benefits and the development of the Company's information systems infrastructure.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED JANUARY 31, 2001, 2000 AND 1999

Net Sales.  Comparative net sales by product class were as follows:

                                             FISCAL YEARS ENDED JANUARY 31,

                                              2001        2000         1999
                                            ---------   ---------    ----------
                                                      (in thousands)
         Concord, Movado, Coach and
         ESQ:
             Domestic                       $216,390    $200,480      $180,909
             International                    59,668      56,185        50,940

         Piaget and Corum                      (336)       (726)        13,934
         Other                                45,119      39,128        32,053
                                            ---------   ---------    ----------
         Net Sales                          $320,841    $295,067      $277,836
                                            =========   =========    ==========

Total net sales increased 8.7% to $320.8 million in fiscal 2001 from $295.1 million in fiscal 2000. Domestic sales increased 9.5% to $260.6 million from $237.9 million in the prior year. Domestic sales were led by double digit growth in the Movado brand and high single digit growth in the ESQ brand. International sales of the Company's core brands increased 6.2% led by the continuing international rollout of the Coach watch brand in the Far East, which resulted in a doubling of Coach watch international sales in fiscal 2001 and double digit growth in the Concord brand.

Other net domestic sales, which includes the Company's outlet stores, Movado Boutiques and after sales service business, increased 16% over the prior year. This growth was primarily attributable to comparable store sales gains in the Movado Boutiques of approximately 27% and new store openings in the Company's outlet stores and Movado Boutiques, offset by a decrease in after sales service revenues as a result of the sale of the Piaget and Corum businesses. Comparable store sales in the Company's outlet stores were relatively flat.

Total net sales increased 6.2% for the year ended January 31, 2000. Sales from ongoing operations, excluding the disposed Piaget and Corum distribution businesses, increased 13.4% to $295.8 million from $260.9 million in the prior year. Domestic sales of the Company's core Concord, Movado, ESQ and Coach brands increased 10.8%. All of the Company's core brands experienced high single or low double digit percentage growth rates in the domestic market. International sales of the Company's core brands increased 10.3% led by the continuing international rollout of the Coach watch brand in the Far East, which resulted in a near doubling of Coach watch international sales in fiscal 2000. International sales of the Concord brand also increased approximately 10%.

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

Gross Margins. The gross margin for fiscal 2001 was 61.5% as compared to 57.1% for fiscal 2000. Gross margin increases reflect the improvements the Company initiated in fiscal 2001. These improvements included the improved availability of core range products, higher margins on new model introductions, reduction of product acquisition costs mainly due to the strength of the U.S. dollar against the Swiss franc and significant reduction of liquidation sales. The gross margin increase was also due to one time charges of $5.0 million made in fiscal 2000 to write down non-core component inventories and the $2.3 million book to physical inventory adjustment during fiscal 2000.

The Company's gross margin decreased from 59.8% in fiscal 1999 to 57.1% in fiscal 2000 due to the one time charge of $5.0 million to write down non-core component inventories and $2.3 million book to physical inventory adjustments. The decrease was also attributed to a higher level of liquidation sales in fiscal 2000 due to the unavailability of higher margin core range products.

Operating Expenses. Operating expenses for fiscal 2001 were $163.3 million or 50.9% of net sales as compared to $152.6 million or 51.7% of net sales in fiscal 2000. The increase in operating expenses of approximately 7% or $10.7 million relates to several areas, including advertising and marketing expenses, which increased $0.4 million or 0.65%; selling expenses, which increased $2.2 million or 5%; distribution costs, which decreased $0.2 million or 2%, and general and administrative expenses, which increased $8.3 million or 21%.

The increase in advertising costs were the results of an increase of $1.3 million in the Movado Boutiques and cooperative advertising programs offset by a decrease of expenditures for special events, point of sale support material such as displays and product brochures and media advertising programs. Increases in advertising expenses at the Movado Boutiques reflect the costs associated with new business initiatives.

Selling expenses increased in both the Company's wholesale and retail businesses. Increases in selling expenses in the wholesale business primarily reflects higher levels of sales commissions due to sales increases in the Movado brands and increases in head count to support the launch of the Tommy Hilfiger line.

Increases in selling expenses associated with the Company's retail operations relate primarily to the addition of one new outlet and two new Movado Boutiques in fiscal 2001 as well as the annualized cost of stores opened during fiscal 2000.

Distribution expenses are largely variable in nature and these expenses grew proportionately with increases in unit volume shipments offset by a nonrecurring charge of $1.0 million made in fiscal 2000, for expenses related to the relocation of the Company's U.S. distribution operations.

Increases in general and administrative expenses were substantially due to the recording of a management bonus as a result of exceeding corporate performance targets, a moving and relocation expense associated with the shutdown of the distribution and service center in Lyndhurst, N.J. and costs associated with new business initiatives including staffing costs for the launch of the Tommy Hilfiger brand, Movado Boutiques and Company outlet stores. In addition, there were cost increases in a small number of general and administrative expenses which are consistent with industry cost increases.

Operating expenses for fiscal 2000 were $152.6 million or 51.7% of net sales as compared to $133.4 million or 48.0% of net sales in fiscal 1999. The increase in operating expenses of approximately 14% or $19.2 million relates to several areas, including advertising and marketing expenses, which increased $8.1 million or 15%; selling expenses, which increased $4.5 million or 12%; distribution costs, which increased $2.3 million or 38%, and general and administrative expenses, which increased $4.3 million or 12%.

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

Increases in selling expenses associated with the Company's retail operations relate primarily to the addition of four new outlets and one new Movado Boutique in fiscal 2000 as well as the annualization of cost of stores opened during fiscal 1999.

Increases in distribution expenses include a nonrecurring charge associated with the planned relocation of the Company's U.S. distribution operations. The remaining increase is due to the variable nature of distribution expenses which grew proportionately with increases in unit volume shipments.

Increases in general and administrative expenses were primarily in the area of human resources and information systems. The Company experienced increases in employee benefit costs associated with a growing workforce as well as recruiting fees, specifically associated with the hiring of two senior executives in the fourth quarter. Information systems related expenses increased as the Company began amortizing its significant investment in its new U.S. core system effective with the March 1999 implementation date and incurred Year 2000 remediation expenses relative to systems in Switzerland and its other international subsidiaries. The Company also added information systems support personnel in fiscal 2000.

Interest Expense. Net interest expense in fiscal 2001 increased $1.0 million from $5.4 million in fiscal 2000 to $6.4 million in fiscal 2001. The increase in interest expense was primarily a result of a decrease in investment income from the investment of the $28.4 million proceeds from the Company's sale of the Piaget business in February 1999. Gross interest expense decreased by $148,000 or 2.4% due to a decrease in the average revolving credit and working capital borrowings from $40.3 million in fiscal 2000 to $31.7 million in fiscal 2001, a 21% reduction of debt, offset by an increase in average interest rates. In addition, a $5.0 million payment on the Senior Note borrowings was made in January 2000, interest for this borrowing was reduced by approximately $0.3 million.

Net interest expense for fiscal 2000 and 1999 was $5.4 million and consisted primarily of interest on the Company's 6.56% Senior Notes, 6.90% Series A Senior Notes, revolving lines of credit and borrowings against working capital lines.

Income Taxes. The Company's income tax provision amounted to $6.9 million, $1.4 million, and $6.3 million for fiscal 2001, 2000 and 1999, respectively, or 25% of pretax income for fiscal 2001, 9.4% for fiscal 2000 and 23% for fiscal 1999. Also, a portion of the Company's consolidated operations are located in non-U.S. jurisdictions, and, therefore, the Company's effective rate differs from U.S. statutory rates. The majority of the Company's non-U.S. operations are located in jurisdictions with statutory rates below U.S. rates. The Company believes that the near term future effective tax rate will stabilize in the 25% to 30% range reflecting the Company's current expectation that domestic earnings will gradually increase as a percentage of the overall earnings mix. However, there can be no assurance of this result as it is dependent on a number of factors, including the mix of foreign to domestic earnings, local statutory tax rates and the Company's ability to utilize net operating loss carryforwards in certain jurisdictions.


LIQUIDITY AND FINANCIAL POSITION

Operating activities generated cash flows of $25.3 million in fiscal 2001, $28.3 million in fiscal 2000 and ($9.1) million in fiscal 1999. Cash flows from operating activities in fiscal 2001 were less than fiscal 2000 mainly due to increased inventory positions. Operating cash flows in fiscal 2000 increased from fiscal 1999 due to a reduction in working capital.

The Company used cash of $11.7 million in fiscal 2001 for investing activities, primarily for capital expenditures. This compared to a cash inflow of $17.5 million in fiscal 2000 mainly as a result of the sale of its Piaget business to VLG for $28.4 million in cash. In fiscal 1999, $10.9 million of cash was utilized in investing activities, primarily for capital expenditures.

Capital expenditures amounted to $10.8 million in fiscal 2001 and related primarily to management information systems projects, the addition of one outlet store and two Movado Boutiques and the build out of the new distribution center in Moonachie, New Jersey. The Company's capital expenditures for fiscal 2000 and fiscal 1999 amounted to $10.1 million and $11.7 million, respectively. Expenditures in fiscal 2000 were primarily related to management information systems projects, the addition of four new outlet stores and one Movado Boutique, and construction of a major tradeshow exhibition facility used annually at the Basel International Watch and Jewelry show. Expenditures in fiscal 1999 were primarily related to planned expenditures for the Company's information systems, including retail information systems, expansion of the Company's Movado Boutiques and further expansion of the Company's network of outlet stores. The Company expects that annual capital expenditures in the near term will approximate the levels experienced in fiscal 2001 and 2000 and will relate primarily to relocating its U.S. headquarters, various information systems projects and leasehold improvements associated with additional Movado Boutiques and outlet stores.

Cash used in financing activities amounted to $17.4 million in fiscal 2001. This compares to $22.1 million of cash used in and $18.6 million of cash provided by financing activities in fiscal 2000 and 1999, respectively.

At January 31, 2001 the Company had two series of Senior Notes outstanding. Senior Notes due January 31, 2005 were originally issued in a private placement completed in fiscal 1994. These notes have required annual principal payments of $5.0 million since January 1998. The Company repaid $5 million and $10 million in principal amount of these notes in fiscal 2001 and fiscal 2000, respectively. At January 31, 2001, $20 million in principal amount of these notes remained outstanding.

During fiscal 1999, the Company issued $25 million of Series A Senior Notes under a Note Purchase and Private Shelf Agreement dated November 30, 1998. The $25 million Series A Senior Notes bear interest at 6.90%, mature on October 30, 2010 and are subject to annual repayments of $5.0 million commencing October 31, 2006.

On March 21, 2001, the Company entered into a new Note Purchase and Private Shelf Agreement which allows for the issuance for up to three years after the date thereof, of senior promissory notes in the aggregate principal amount of up to $40 million with maturities up to 12 years from their original date of issuance.

The Company finances its seasonal working capital requirements through borrowings under its bank lines of credit. The Company borrows from its bank group under both a $100 million unsecured revolving line and $15.0 million of uncommitted working capital lines of credit. The borrowings are governed under a three year renewed Bank Credit Agreement dated June 22, 2000, among the Company and its bank group, which replaced a previous agreement dated July 23, 1997. The previous agreement provided for a $90 million unsecured revolving line and $31.6 million of annually renewable working capital lines of credit. At January 31, 2001, the Company had $8.8 million of outstanding borrowings under its bank lines as compared to $13.5 million at January 31, 2000.

Under a series of share repurchase authorizations approved by the Board of Directors, the Company has maintained a discretionary buy-back program throughout fiscal 2001. Share repurchases under the repurchase program amounted to $7.3 million, $17.6 million and $0.6 million in fiscal 2001, 2000 and 1999, respectively. As of January 31, 2001, the Company had authority to repurchase $4.5 million against an aggregate authorization of $30 million.

During fiscal 1999, the Company repurchased $2.3 million of stock under a 400,000 share program that had been authorized by the Board of Directors in

March 1998. This program had been put in place to mitigate the dilutive impact of employee compensation programs.

Cash dividends in fiscal 2001 amounted to $1.2 million compared to $1.2 million in fiscal 2000 and $1.0 million in fiscal 1999.

Cash and cash equivalents at January 31, 2001 amounted to $23.1 million compared to $26.6 million at January 31, 2000. Net debt to total capitalization at January 31, 2001 was 16% as compared to 20% at January 31, 2000.

In summary, the Company made significant progress in fiscal 2001 in maintaining its liquidity primarily through the success of its operating expense reduction initiatives and increased product profitability. The Company plans to continue to focus on improving its cash flows in fiscal 2002.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which is effective for the Company as of February 1, 2001. SFAS 133 requires that an entity recognizes all derivatives as either assets or liabilities measured at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair values of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other stockholders' equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. Adoption of this statement is not expected to materially impact the Company's financial statements.

In December 1999, the Securities and Exchange Commission "SEC", issued Staff Accounting Bulletin No. 101, "SAB 101", "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. The Company adopted the guidance of this bulletin during fiscal 2001, which had no material impact on the Company's revenue recognition policy.

MARKET RISKS

The Company's primary market risk exposure relates to foreign currency exchange risk (see Note 6 to the Consolidated Financial Statements). The majority of the Company's purchases are denominated in Swiss francs. The Company reduces its exposure to the Swiss franc exchange rate risk through a hedging program. Under the hedging program, the Company purchases various financial instruments, predominately forward and option contracts. Gains and losses on financial instruments resulting from this hedging activity are offset by the effects of the currency movements on respective underlying hedged transactions. If the Company did not engage in a hedging program, any change in the Swiss franc to local currency would have an equal effect on the entities' cost of sales. As of January 31, 2001, the Company's hedging portfolio consisted of various dates ranging through April 30, 2003 with an average forward rate of 1.6368 Swiss francs per dollar. The Company has $20.0 million of option contracts with a maturity date of February 1, 2001 and $25 million of option contracts with a maturity date of December 11, 2001. The option contracts have an average strike price of 1.6543 Swiss francs per dollar. As of January 31, 2001, the carrying value of the options amounted to approximately $0.6 million, which represents the unamortized premium of the option and a fair market value of approximately $1.3 million.

In addition, the Company has certain debt obligations with variable interest rates, which are based on LIBOR plus a fixed additional interest rate. The Company does not hedge these interest rate risks. The Company also has certain debt obligations with fixed interest rates. The difference between the market based interest rates at January 31, 2001 and the fixed rates was minimal.

Item 8.  Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                    Schedule              Page
                                                                     Number              Number
                                                                    --------            --------
Report of Independent Accountants                                                         F-1

Consolidated Statements of Income for the fiscal years ended
        January 31, 2001, 2000 and 1999                                                   F-2

Consolidated Balance Sheets at January 31, 2001 and 2000                                  F-3

Consolidated Statements of Cash Flows for the fiscal years
        ended January 31, 2001, 2000 and 1999                                             F-4

Consolidated Statements of Changes in Shareholders' Equity
        for the fiscal years ended January 31, 2001, 2000 and
        1999                                                                              F-5

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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

The information required by this item is included in the Company's Proxy Statement for the 2001 annual meeting of shareholders and is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this item is included in the Company's Proxy Statement for the 2001 annual meeting of shareholders and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this item is included in the Company's Proxy Statement for the 2001 annual meeting of shareholders and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information required by this item is included in the Company's Proxy Statement for the 2001 annual meeting of shareholders and is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   Documents filed as part of this report

      1. Financial Statements:

         See Financial Statements Index on page 22 included in Item 8 of part II of this report.

      2. Financial Statement Schedule:

         Schedule II                        Valuation and Qualifying
                                            Accounts and Reserves

         All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

      3. Exhibits:

         Incorporated herein by reference is a list of the Exhibits contained in the Exhibit Index on pages 27 through 32 of this report.

(b)   Current Reports on Form 8-K

      None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  MOVADO GROUP, INC.
                                                     (Registrant)


Dated:  April 30, 2001     By: /s/ Gedalio Grinberg
                               --------------------
                               Gedalio Grinberg
                               Chief Executive Officer and
                               Chairman of the Board of Directors


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:


Dated:  April 30, 2001         /s/ Gedalio Grinberg
                               --------------------
                               Gedalio Grinberg
                               Chief Executive Officer and
                               Chairman of the Board of Directors
                               (Principal Executive Officer)

Dated:   April 30, 2001        /s/ Efraim Grinberg
                               -------------------
                               Efraim Grinberg
                               President


Dated:  April 30, 2001         /s/ Richard J. Cote
                               -------------------
                               Richard J. Cote
                               Executive Vice President of Finance and
                               Administration

Dated:   April 30, 2001        /s/ Kennith C. Johnson
                               ----------------------
                               Kennith C. Johnson
                               Senior Vice President and Chief Financial Officer
                               (Chief Financial Officer)

Dated:   April 30, 2001        /s/ Margaret Hayes Adame
                               ------------------------
                               Margaret Hayes Adame
                               Director

Dated:   April 30, 2001        /s/ Donald Oresman
                               ------------------
                               Donald Oresman
                               Director

Dated:   April 30, 2001        /s/ Leonard L. Silverstein
                               --------------------------
                               Leonard L. Silverstein
                               Director

Dated:   April 30, 2001        /s/ Alan H. Howard
                               ------------------
                               Alan H. Howard
                               Director

                                  EXHIBIT INDEX

        EXHIBIT
        NUMBER                          DESCRIPTION
        ------                          -----------
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

        4.4     Note Purchase and Private Shelf agreement dated as of March 21,
                2001 between the Registrant and The Prudential Insurance Company of America.

        10.1    Lease dated August 5, 1998 between Grand Canal Shops
                Mall Construction, LLC as landlord and Movado Retail Group,
                Inc., as tenant, for premises at Grand Canal Shops, Clark
                County, Nevada. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter Ended July 31, 1998.


        EXHIBIT
        NUMBER                          DESCRIPTION
        ------                          -----------
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

        10.3 Agreement, dated January 1, 1992, between The Hearst Corporation and the Registrant, as amended on January 17, Incorporated herein by reference to Exhibit 10.8 filed with Company's
                Registration Statement on Form S-1 (Registration No. 33-666000).

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


        EXHIBIT
        NUMBER                          DESCRIPTION
        ------                          -----------

        10.7    Lease dated August 10, 1994 between Rockefeller Center
                Properties, as landlord and SwissAm Inc., as tenant for space at 630 Fifth Avenue, New York, New York. Incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31,1994.

        10.8    First Amendment of Lease dated May 31, 1994 between Meadowlands
                Associates, as landlord and the Registrant, as tenant for additional space at 125 Chubb Avenue, Lyndhurst, New Jersey.
                Incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
                July 31, 1994.

        10.9    Death and Disability Benefit Plan Agreement dated September 23,
                1994 between the Registrant and Gedalio Grinberg, Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly
                Report on Form 10-Q for the quarter ended October 31, 1994.**

        10.10   Registrant's amended and restated Deferred Compensation Plan for
                Executives effective January 1, 1998. Incorporated herein by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended January 31, 1998. **

        10.11   Policy Collateral Assignment and Split Dollar Agreement dated
                December 5, 1995 by and between the Registrant and The Grinberg
                Family Trust together with Demand Note dated December 5, 1995.
                Incorporated herein by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the year ended
                January 31, 1996.**

        10.12 License Agreement dated December 9, 1996 between the Registrant and Sara Lee Corporation. Incorporated herein by reference to
                Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the year ended January 31, 1997.

        10.13 First Amendment to Lease dated April 8, 1998 between RCPI Trust, successor in interest to Rockefeller Center Properties
                ("Landlord") and Movado Retail Group, Inc., successor in

        EXHIBIT
        NUMBER                          DESCRIPTION
        ------                          -----------
                interest to SwissAm Inc. ("Tenant") amending lease dated August
                10, 1994 between Landlord and Tenant for space at 630 Fifth
                Avenue, New York, New York. Incorporated herein by reference to
                Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for
                the year ended January 31, 1998.

        10.14   Second Amendment dated as of September 1, 1999 to the December
                1, 1996 license agreement between Sara Lee Corporation and
                Registrant. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1999.

        10.15   License Agreement entered into as of June 3, 1999 between Tommy
                Hilfiger Licensing, Inc. and Registrant. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1999.

        10.16   Second Amendment of Lease dated as of December 23, 1998 between
                Meadowlands Associates, as landlord and the Registrant, as tenant, further amending lease dated as of October 31, 1986.
                Incorporated herein by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the year ended
                January 31, 2000.

        10.17 Lease termination agreement dated as of February 1, 2000 between PW/MS OP SUB I, LLC, successor in interest to Belle Mead
                Corporation, landlord, and Movado Group, Inc., tenant, terminating lease dated as of April 15, 1996, as amended, respecting premises located at 1200 Wall Street West, Lyndhurst,
                New Jersey. Incorporated herein by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the year ended January 31, 2000.

        10.18   Sublease made as of October 26, 1999 between Merck-Medco Managed
                Care, L.L.C. as sublessor and Registrant as Sublessee for premises at 300 Tice Boulevard, Woodcliff Lake, New Jersey.
                Incorporated herein by reference to Exhibit 10.32 to the

        EXHIBIT
        NUMBER                          DESCRIPTION
        ------                          -----------
                Registrant's Annual Report on Form 10-K for the year ended
                January 31, 2000.

        10.19 Third Amendment of lease dated as of February 17, 2000 between Meadowlands Associates, as landlord, and the Registrant, as tenant, further amending lease dated as of October 31, 1986.
                Incorporated herein by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the year ended
                January 31, 2000.

        10.20 License Agreement entered into as of October 31, 1999 by and between Movado Corporation, Movado Watch Company S.A. and Lantis
                Eyewear Corporation. Incorporated herein by reference to Exhibit
                10.34 to the Registrant's Annual Report on Form 10-K for the year ended January 31, 2000.


        10.21   Severance Agreement dated December 15, 1999, and entered into
                December 16, 1999 between the Registrant and Richard J. Cote.
                Incorporated herein by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the year ended
                January 31, 2000.**


        10.22   Lease made December 21, 2000 between the Registrant and
                Mack-Cali Realty, L.P. for premises in Paramus, New Jersey together with First Amendment thereto made December 21, 2000.


        10.23   Temporary rental agreement between the Registrant and 300 Tice
                Realty Associates L.L.C. for premises in Woodcliff Lake, New
                Jersey dated December 21, 2000.

        10.24   Credit Agreement dated June 22, 2000 among the Registrant, the
                Chase Manhattan Bank as Administrative Agent, and as
                Swingline Bank, and as issuing Bank, Fleet Bank, N.A. as
                Syndication Agent, The Bank of New York as Documentation Agent and the other Lenders signatory thereto. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed for the quarter ended July 31, 2000.

        10.25   Lease agreement dated May 22, 2000 between Forsgate Industrial
                Complex and the Registrant for premises located at 105 State


        EXHIBIT
        NUMBER                          DESCRIPTION
        ------                          -----------
                Street, Moonachie, New Jersey. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form
                10-Q filed for the quarter ended April 30, 2000.

        10.26   Line of Credit Letter Agreement dated June 22, 2000 between the
                Registrant and Fleet Bank, N.A.

        10.27   Amended and Restated Master Promissory Note agreement dated
                June 27, 2000 between the Registrant and The Bank of New York.

        10.28   Loan Agreement dated May 19, 1999 between Concord Watch
                Company, S.A. and credit Swiss (English translation).

        21.1    Subsidiaries of the Registrant.

        23.1    Consent of PricewaterhouseCoopers LLP.



** Constitutes a compensatory plan or arrangement.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Shareholders of Movado Group, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 24 present fairly, in all material respects, the financial position of Movado Group, Inc. and its subsidiaries at January 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 24 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 23, 2001

                               MOVADO GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      FISCAL YEAR ENDED JANUARY 31,
                                                 ---------------------------------------

                                                    2001           2000           1999
                                                 ---------      ---------      ---------

Net sales                                        $ 320,841      $ 295,067      $ 277,836
                                                 ---------      ---------      ---------

Costs and expenses:
      Cost of sales                                123,392        126,667        111,766
      Selling, general and administrative          163,317        152,631        133,395
                                                 ---------      ---------      ---------
                                                   286,709        279,298        245,161
                                                 ---------      ---------      ---------

Operating income                                    34,132         15,769         32,675

Interest expense, net                                6,443          5,372          5,437
Gain on disposition of business                         --          4,752             --
                                                 ---------      ---------      ---------

Income before income taxes                          27,689         15,149         27,238

Provision for income taxes                           6,922          1,428          6,265
                                                 ---------      ---------      ---------

Net income                                       $  20,767      $  13,721      $  20,973
                                                 =========      =========      =========

Net income per share - Basic                     $    1.78      $    1.10      $    1.63
                                                 =========      =========      =========

Weighted average shares outstanding                 11,651         12,527         12,842
                                                 =========      =========      =========

Net income per share - Diluted                   $    1.75      $    1.06      $    1.58
                                                 =========      =========      =========

Weighted average shares and share
equivalents outstanding                             11,866         12,890         13,256
                                                 =========      =========      =========

COMPREHENSIVE INCOME:
--------------------

Net Income                                       $  20,767      $  13,721      $  20,973

Other comprehensive income, net of tax:
    Foreign  currency translation adjustment        (1,707)       (10,456)          (869)
                                                 ---------      ---------      ---------

Comprehensive income                             $  19,060      $   3,265      $  20,104
                                                 =========      =========      =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                       JANUARY 31,
                                                                                ------------------------
                                                                                   2001           2000
                                                                                ---------      ---------
ASSETS
------
Current assets:
        Cash                                                                    $  23,059      $  26,615
        Trade receivables, net                                                     98,797         96,258
        Inventories, net                                                           95,863         77,075
        Other                                                                      23,501         18,076
                                                                                ---------      ---------
        Total current assets                                                      241,220        218,024

Plant, property and equipment, net                                                 32,906         27,593
Other assets                                                                       16,279         14,032
                                                                                ---------      ---------

                                                                                $ 290,405      $ 259,649
                                                                                =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
        Loans payable to banks                                                  $   8,800      $  13,500
        Current portion of long-term debt                                           5,000          5,000
        Accounts payable                                                           28,819         17,562
        Accrued liabilities                                                        28,157         19,065
        Current taxes payable                                                      12,677          2,013
        Deferred taxes payable                                                      3,130          3,419
                                                                                ---------      ---------
        Total current liabilities                                                  86,583         60,559
                                                                                ---------      ---------

Long-term debt                                                                     40,000         45,000

Deferred and noncurrent foreign income taxes                                        3,517          5,105
Other liabilities                                                                     835          1,170
                                                                                ---------      ---------
        Total liabilities                                                         130,935        111,834
                                                                                ---------      ---------
Commitments and contingencies (Note 10)

Shareholders' equity:
        Preferred Stock, $0.01 par value, 5,000,000 shares
            authorized; no shares issued                                               --             --
        Common Stock, $0.01 par value, 20,000,000 shares
            authorized; 9,600,435 and 9,496,529 shares issued, respectively            96             95
        Class A Common Stock, $0.01 par value, 10,000,000 shares
            authorized; 3,509,733 and 3,509,733 shares issued and
            outstanding, respectively                                                  35             35
        Capital in excess of par value                                             67,242         66,113
        Retained earnings                                                         138,176        118,615
        Accumulated other comprehensive income                                    (18,169)       (16,462)
        Treasury stock, 1,556,670 and 920,690 shares at cost, respectively        (27,910)       (20,581)
                                                                                ---------      ---------
        Total shareholders' equity                                                159,470        147,815
                                                                                ---------      ---------

                                                                                $ 290,405      $ 259,649
                                                                                =========      =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              FISCAL YEAR ENDED JANUARY 31,
                                                                          ------------------------------------
                                                                            2001          2000          1999
                                                                          --------      --------      --------
Cash flows from operating activities:
    Net income                                                            $ 20,767      $ 13,721      $ 20,973
    Adjustments to reconcile net income to net cash provided by (used
    in) operating activities:
           Depreciation and amortization                                     6,341         5,189         5,380
           Deferred and noncurrent foreign income taxes                     (1,342)       (1,636)        1,764
           Provision for losses on accounts receivable                       2,083         1,077         1,304
           Provision for losses on inventory                                 1,710         7,263            --
           Gain on disposition of business                                      --        (4,752)           --

    Changes in current assets and liabilities:
           Trade receivables                                                (4,831)        2,469       (24,693)
           Inventories                                                     (20,043)       14,609       (19,925)
           Other current assets                                             (3,383)       (6,269)       (1,265)
           Accounts payable                                                 11,142        (7,004)        4,108
           Accrued liabilities                                               9,322         4,464         3,352
           Deferred and current taxes payable                                9,800        (2,532)          229
           Other noncurrent assets                                          (5,960)        2,305          (314)
           Other noncurrent liabilities                                       (335)         (629)          (29)
                                                                          --------      --------      --------
          Net cash provided by (used in) operating activities               25,271        28,275        (9,116)
                                                                          --------      --------      --------

Cash flows from investing activities:
         Capital expenditures                                              (10,833)      (10,125)      (11,707)
         Proceeds from disposition of business                                  --        28,409            --
         Goodwill, trademarks and other intangibles                           (852)         (755)       (1,835)
         Sale of subsidiary                                                     --            --         2,646
                                                                          --------      --------      --------
         Net cash (used in) provided by investing activities               (11,685)       17,529       (10,896)
                                                                          --------      --------      --------

Cash flows from financing activities:
         Repayment of Senior Notes                                          (5,000)      (10,000)       (5,000)
         Proceeds from issuance of Series A Senior Notes                        --            --        25,000
         Net (payment of) proceeds from current bank borrowings             (4,700)        6,300         2,200
         Principal payments under capital leases                                --           (69)         (387)
         Stock options exercised                                               840           499           627
         Dividends paid                                                     (1,206)       (1,247)       (1,026)
         Purchase of treasury stock                                         (7,329)      (17,593)       (2,860)
                                                                          --------      --------      --------
        Net cash (used in) provided by financing activities                (17,395)      (22,110)       18,554
                                                                          --------      --------      --------

Effect of exchange rate changes on cash                                        253        (2,705)       (3,790)
                                                                          --------      --------      --------

Net (decrease) increase in cash                                             (3,556)       20,989        (5,248)

Cash at beginning of year                                                   26,615         5,626        10,874
                                                                          --------      --------      --------
Cash at end of year                                                       $ 23,059      $ 26,615      $  5,626
                                                                          ========      ========      ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                 Capital
                                                                                    in                     Accumulated
                                                                                  Excess                     Other
                                                                    Class A         of                       Comp-
                                      Preferred       Common        Common         Par       Retained      Rehensive   Treasury
                                        Stock         Stock          Stock         Value      Earnings       Income     Stock
                                      -----------   -----------   -----------   -----------   ---------   -----------   ---------

Balance, January 31, 1998                      --           $93           $36       $64,475     $86,194       ($5,137)      ($128)

    Net income                                                                                   20,973
    Dividends ($0.08 per share)                                                                  (1,026)
    Stock options exercised, net
        of tax benefit                                                                  857
    Common stock repurchased                                                                                               (2,860)
    Foreign currency translation
        adjustment                                                                                               (869)
    Conversion of Class A Common
         Stock to Common Stock                                1            (1)
                                      -----------   -----------   -----------   -----------   ---------   -----------   ---------
Balance, January 31, 1999                      --            94            35        65,332     106,141        (6,006)     (2,988)

    Net income                                                                                   13,721
    Dividends ($0.10 per share)                                                                  (1,247)
    Stock options exercised,
        net of tax benefit                                                              781
    Common stock repurchased
    Foreign currency translation                                                                                           (17,593)
        adjustment                                                                                            (10,456)

   Conversion of Class A Common
       Stock to Common Stock                                  1
                                      -----------   -----------   -----------   -----------   ---------   -----------   ---------
Balance, January 31, 2000                      --            95            35        66,113     118,615       (16,462)    (20,581)

    Net income                                                                                   20,767
    Dividends ($0.105 per share)                                                                 (1,206)
    Stock options exercised,
         net of tax benefit                                                                       1,129
    Common stock repurchased                                                                                               (7,329)
    Foreign currency translation
         adjustment                                                                  (1,707)
    Conversion of Class A Common
         Stock to Common Stock                                1
                                      -----------   -----------   -----------   -----------   ---------   -----------   ---------
Balance, January 31, 2001                      --           $96           $35       $67,242    $138,176      ($18,169)   ($27,910)
                                      ===========   ===========   ===========   ===========   =========   ===========   =========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO MOVADO GROUP INC.'S CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Movado Group, Inc. (the "Company") is a designer, manufacturer and distributor of quality watches with prominent brands in almost every price category comprising the watch industry. In fiscal 2001, the Company marketed four distinctive brands of watches: Movado, Concord, ESQ, and Coach, which compete in most segments of the watch market.

The Company designs and manufactures Concord and Movado watches primarily through its subsidiaries and third party contract assemblers in Switzerland, as well as in the United States, for sale throughout the world. ESQ watches are manufactured to the Company's specifications using Swiss movements by independent contractors located in the Far East. Coach watches are assembled in Switzerland by independent suppliers. The Company distributes its watch brands through its United States operations as well as through sales subsidiaries in Canada, Hong Kong, Singapore and Switzerland, and through a number of independent distributors located in various countries throughout the world.

In addition to its sales to trade customers and independent distributors, through a wholly owned domestic subsidiary, the Company sells Movado watches, Movado jewelry, tabletop accessories and other product line extensions within the Movado brand directly to consumers in its Movado Boutiques. Another of the Company's domestic subsidiaries also operates a number of Movado outlet stores throughout the United States, through which it sells discontinued and sample merchandise.

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

Trade receivables

The Company's trade customers include department stores, jewelry store chains and independent jewelers. Movado and Concord watches are also marketed outside the U.S. through a network of independent distributors. Accounts receivable are stated net of allowances for doubtful accounts of $4,442,000 and $3,604,000 at January 31, 2001 and 2000, respectively. The Zale Corporation accounted for 10%, 13% and 10% of the Company's consolidated net sales in fiscal 2001, 2000 and 1999, respectively. At January 31, 2001 and 2000, the same trade customer accounted for 13% and 18% of consolidated trade receivables, respectively.

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

Inventories

Inventories are valued at the lower of cost or market. The cost of domestic finished goods inventories is determined primarily using the first-in, first-out
(FIFO) method. The cost of finished goods inventories held by overseas subsidiaries, and all component parts inventories are determined using average cost.

Plant, property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of furniture and equipment is provided using the straight-line method based on the estimated useful lives of assets, which range from three to ten years. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the lease or the estimated useful life of the leasehold improvement. Computer software costs related to the development of major systems are capitalized as incurred and are amortized over their useful lives. Maintenance and repair costs are charged to earnings while expenditures for major renewals and improvements are capitalized. Upon the disposition of plant, property and equipment, the accumulated depreciation is deducted from the original cost and any gain or loss is reflected in current earnings.

Goodwill and other intangibles

Other intangible assets consist primarily of trademarks and are recorded at cost. Trademarks are generally amortized over ten years. Goodwill is amortized over 40 years. The Company continually reviews goodwill and other intangible assets to evaluate whether events or changes have occurred that would suggest an impairment of carrying value. An impairment would be recognized when expected undiscounted future operating cash flows are lower than the carrying value. At January 31, 2001 and 2000, goodwill and other intangible assets at cost were $5,251,000 and $4,358,000, respectively, and related accumulated amortization of goodwill and other intangibles was $1,549,000 and $1,068,000, respectively.

Revenue Recognition

Sales are recognized upon transfer of title or, in the case of retail sales, at the time of register receipt. Allowances for estimated returns and sales discounts are provided when sales are recorded.

Pre-opening Costs

Costs associated with the opening of new retail and outlet stores is expensed in the period incurred.

Advertising

The Company expenses the production costs of an advertising campaign at the commencement date of the advertising campaign. Advertising expenses for fiscal 2001, 2000 and 1999, amounted to $62.3 million, $61.8 million and $53.8 million, respectively.

Income taxes

The Company and its domestic subsidiaries file a consolidated federal income tax return. Foreign income taxes have been provided based on the applicable tax rates in each of the foreign countries in which the Company operates. Certain Swiss income taxes are payable over several years; the portion of these taxes not payable within one year is classified as noncurrent. Noncurrent foreign income taxes included in the consolidated balance sheets at January 31, 2001 and 2000 were $1,812,000 and $1,905,000, respectively.

Earnings per share

The Company presents net income per share on a 'basic' and 'diluted' basis. Basic earnings per share is computed using weighted average shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for dilutive common stock equivalents.

The weighted average number of shares outstanding for basic earnings per share were 11,651,000, 12,527,000 and 12,842,000 for fiscal 2001, 2000 and 1999, respectively. For diluted earnings per share, these amounts were increased by 215,000, 363,000 and 414,000 in fiscal 2001, 2000 and 1999, respectively, due to potentially dilutive common stock equivalents issuable under the Company's stock option plans. There were no anti-dilutive common stock equivalents in the years presented.

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

Stockholders' Equity

Under a series of share repurchase authorizations approved by the Board of Directors, the Company has maintained a discretionary buy-back program throughout fiscal 2001. Share repurchases under the repurchase program amounted to $7.3 million, $17.6 million and $0.6 million in fiscal 2001, 2000 and 1999, respectively. As of January 31, 2001, the Company had authorization to repurchase shares up to an additional $4.5 million against an aggregate authorization of $30 million.

During fiscal 1999, the Company repurchased $2.3 million of stock under a 400,000 share repurchase program that had been authorized by the Board of Directors in March 1998. This program had been put in place to mitigate the dilutive impact of employee compensation programs.

New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which is effective for the Company as of February 1, 2001. SFAS 133 requires that an entity recognizes all derivatives as either assets or liabilities measured at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other stockholders' equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. Adoption of this statement is not expected to materially impact the Company's financial statements.

In December 1999, the Securities and Exchange Commission, "SEC", issued Staff Accounting Bulletin No. 101, "SAB 101", "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. The Company adopted the guidance of this bulletin during fiscal 2001, which had no material impact on the Company's revenue recognition policy.

Reclassification

Certain prior year amounts have been reclassified to conform to the fiscal 2001 presentation.

NOTE 2 - INVENTORIES

        Inventories consist of the following (in thousands):

                                             JANUARY 31,
                                        -------------------
                                         2001        2000
                                        -------     -------
Finished goods                          $60,909     $50,565
Component parts                          30,942      25,473
Work-in-process                           4,012       1,037
                                        -------     -------
                                        $95,863     $77,075
                                        =======     =======

NOTE 3 - PLANT, PROPERTY AND EQUIPMENT

Plant, property and equipment at January 31, at cost, consisted of the following (in thousands):

                                      2001          2000
                                    --------      --------

Furniture and equipment              $44,705       $40,820
Leasehold improvements                15,579        11,026
                                    --------      --------
                                      60,284        51,846

Less:  accumulated depreciation     (27,378)      (24,253)
                                    --------      --------
                                     $32,906       $27,593
                                    ========      ========

Depreciation and amortization for fiscal 2001, 2000 and 1999 was $5,732,000, $4,701,000 and $4,820,000, respectively.

NOTE 4 - BANK CREDIT ARRANGEMENTS AND LINES OF CREDIT

The Company's revolving credit facility with its domestic bank group was entered into in June 2000 to provide for a three-year $100.0 million unsecured revolving line of credit, which replaced a three-year $90.0 million unsecured facility dated July 1997. In addition, certain members within the bank group provided for $15.0 million and $31.6 million of uncommitted working capital lines of credit at January 31, 2001 and 2000, respectively. The renewed bank credit agreement provides for various rate options including the federal funds rate plus a fixed rate, the prime rate or a fixed rate plus the LIBOR rate. The Company pays a facility fee on the unused portion of the credit facility. The agreement also contains certain financial covenants including an interest coverage ratio and certain restrictions that limits the Company on the sale, transfer or distribution of corporate assets, including dividends and limit the amount of debt outstanding. The Company was in compliance with these restrictions and covenants at January 31, 2001 and 2000. The domestic unused line of credit was $106.2 million and $108.1 million at January 31, 2001 and 2000, respectively.

The Company's Swiss subsidiaries maintain secured and unsecured lines of credit with Swiss banks, a majority of which have an unspecified duration. Available credit under these lines totaled 11.3 million Swiss francs and 10.0 million Swiss francs, with dollar equivalents of approximately $6.9 million and $6.0 million at January 31, 2001 and 2000, of which a maximum of $5.0 million can be drawn. One subsidiary's credit line contains a covenant requiring maintenance of retained earnings above a specified minimum level. This subsidiary was in compliance with this covenant at January 31, 2001 and 2000. There are no other restrictions on transfers in the form of dividends, loans or advances to the Company by its foreign subsidiaries.

Outstanding borrowings against the Company's aggregate demand lines of credit were $8.8 million at January 31, 2001 and $13.5 million at January 31, 2000. Aggregate maximum and average monthly outstanding borrowings against the Company's lines of credit and related weighted average interest rates during fiscal 2001, 2000 and 1999 were as follows (in thousands):

                                     FISCAL YEAR ENDED JANUARY 31,
                                   ---------------------------------

                                     2001         2000         1999
                                   -------      -------      -------

Maximum borrowings                 $51,850      $61,900      $70,900
Average monthly borrowings         $31,622      $40,290      $41,229
Weighted average interest rate        8.2%         6.3%         6.9%

Weighted average interest rates were computed based on average month-end outstanding borrowings and applicable average month-end interest rates.


NOTE 5 - LONG-TERM DEBT

The components of long-term debt as of January 31 were as follows (in thousands):

                            2001        2000
                          -------     -------

Senior Notes              $20,000     $25,000
Series A Senior Notes      25,000      25,000
                          -------     -------
                           45,000      50,000
Less current portion        5,000       5,000
                          -------     -------
Long-term debt            $40,000     $45,000
                          =======     =======

Senior Notes due January 31, 2005 (the "Senior Notes") were issued in a private placement completed in fiscal 1994 and bear interest at 6.56% per annum, payable semiannually on July 31 and January 31, and are subject to annual payments of $5.0 million commencing January 31, 1998. Accordingly, such amounts have been classified as a current liability in fiscal 2001 and 2000. The Company has the option to prepay amounts due to holders of the Senior Notes at 100% of the principal plus a "make-whole" premium and accrued interest.

The Series A Senior Notes ("Series A Senior Notes") were issued on December 1, 1998 under a Note Purchase and Private Shelf Agreement and bear interest at 6.90% per annum. Interest is payable semiannually on April 30 and October 30. These notes mature on October 30, 2010 and are subject to annual payments of $5.0 million commencing on October 31, 2006.

On March 21, 2001 the Company entered into a new Note Purchase and Private Shelf Agreement which allows for the issuance for up to three years after the date thereof, of senior promissory notes in the aggregate principal amount of up to $40.0 million with maturities up to 12 years from their original date of issuance.

The agreements governing the Senior Notes and Series A Senior Notes contain certain restrictions and covenants which generally require the maintenance of a minimum net worth, limit the amount of additional secured debt the Company can incur and limit the sale, transfer or distribution of corporate assets including dividends. The Company was in compliance with these restrictions and covenants at January 31, 2001 and 2000.

NOTE 6 - FOREIGN CURRENCY MANAGEMENT

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

The following table presents the aggregate contract amounts and fair values, based on dealer quoted prices, of the Company's financial instruments outstanding at January 31, 2001 and 2000. Foreign currency forward contracts included below mature within one year. Currency option contracts at January 31, 2001 generally mature after one year. All financial instruments included below were held for hedging purposes only. Contract amounts (in thousands) consist primarily of U.S. dollar - Swiss franc contracts.

                                                  AS OF JANUARY 31,
                                     -------------------------------------------
                                            2001                     2000
                                     -------------------     -------------------
                                     CONTRACT     FAIR       CONTRACT     FAIR
                                     AMOUNTS     VALUES      AMOUNTS     VALUES
                                     --------    -------     --------    -------
Foreign Currency Forward Contracts   $67,477     $67,602     $47,287     $42,732

Purchased Options                    $27,202      $1,340     $94,105      $1,638


The contract amounts of these foreign currency forward contracts and purchased options do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of the exposure of the Company through its use of these financial instruments. The amounts exchanged are calculated on the basis of the contract amounts and the other terms of the financial instruments, which relate to exchange rates. As of January 31, 2001 and 2000, the payable to banks recorded in current liabilities associated with closed contract positions was $681,000 and $1,795,000, respectively.

The estimated fair values of these foreign currency forward amounts and purchased options used to hedge the Company's risks will fluctuate over time. These fair value amounts should not be viewed in isolation, but rather in relation to the fair values of the underlying hedged transactions and investments and the Company's overall exposure to fluctuations in foreign exchange rates.

Gains and losses from and premiums paid for forward or option transactions that hedge inventory purchase commitments are included in the carrying cost of inventory and are recognized in cost of sales upon sale of the inventory. Net deferred charges from hedging amounted to $0.6 million and $2.7 million at January 31, 2001 and 2000, respectively. These amounts were included in other current assets on the accompanying balance sheets.

NOTE 7 - FAIR VALUE OF OTHER FINANCIAL INSTRUMENTS

The fair value of the Company's 6.56% Senior Notes and 6.9% Series A Senior Notes approximate 99% and 95% of the carrying value of the notes, respectively, as of January 31, 2001. The fair value was calculated based upon the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or upon estimated prices based on current yields for debt issues of similar quality and terms.

NOTE 8 - INCOME TAXES

The provision for income taxes for the fiscal years ended January 31, 2001, 2000 and 1999 consists of the following components (in thousands):

                                 2001         2000         1999
                               -------      -------      -------
Current:
      U.S. Federal             $ 3,124      $    --      $ 1,500
      U.S. State and Local         498           11          444
      Non-U.S.                   2,607        1,043        1,888
                               -------      -------      -------
                                 6,229        1,054        3,832
                               =======      =======      =======

Noncurrent:
      U.S. Federal                  --           --           --
      U.S. State and Local          --           --           --
      Non-U.S.                   1,674        1,785        1,924
                               -------      -------      -------
                                 1,674        1,785        1,924
                               =======      =======      =======

Deferred:
      U.S. Federal              (1,948)      (1,518)        (750)
      U.S. State and Local        (385)          --           --
      Non-U.S.                   1,352          107        1,259
                               -------      -------      -------
                                  (981)      (1,411)         509
                               =======      =======      =======

Provision for income taxes     $ 6,922      $ 1,428      $ 6,265
                               =======      =======      =======

Deferred income taxes reflect the tax effect of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. Deferred income taxes have been classified as current or noncurrent on the consolidated balance sheets based on the underlying temporary differences and the expected due dates of taxes payable upon reversal. Significant components of the Company's deferred income tax assets and liabilities for the fiscal year ended January 31, 2001 and 2000 consist of the following (in thousands):

                                      2001 DEFERRED TAX          2000 DEFERRED TAX
                                  -----------------------    ------------------------

                                   ASSETS     LIABILITIES     ASSETS      LIABILITIES
                                  --------    -----------    --------     -----------
Operating loss carry forwards     $  1,596      $     --     $  2,706      $     --
Rent accrual                           143            --          291            --
Inventory reserve                    2,225         3,502          894         5,340
Receivable allowance                 2,183         2,862        1,054         1,278
Depreciation/amortization            1,628            --        1,089            --
Other                                2,352            --        1,355            --
                                  --------      --------     --------      --------
                                    10,127         6,364        7,389         6,618
Valuation allowance                 (1,383)           --       (1,439)           --
                                  --------      --------     --------      --------
Total                             $  8,744      $  6,364     $  5,950      $  6,618
                                  ========      ========     ========      ========

 As of January 31, 2001, the Company had foreign net operating loss carryforwards of approximately $3.5 million, which are available to offset taxable income in future years. As of January 31, 2001, the Company maintained a valuation allowance with respect to the tax benefit of certain foreign net operating loss carryforwards. Since the Company's foreign deferred tax assets relate primarily to its former sales office in Germany, which is currently operated by an independent distributor, the Company's assessment is that a portion of the foreign deferred tax assets will not likely be utilized in the foreseeable future. Management is continuing to evaluate the appropriate level of allowance based on future operating results and changes in circumstances.

The provision for income taxes differs from the amount determined by applying the U.S. federal statutory rate as follows (in thousands):

                                                            FISCAL YEAR ENDED JANUARY 31,
                                                          ---------------------------------
                                                           2001         2000         1999
                                                          -------      -------      -------

Provision for income taxes at the U.S. statutory rate      $9,691       $5,311       $9,533

Lower effective foreign income tax rate                   (3,621)      (3,362)      (3,685)

Change in valuation allowance                                (56)      (1,221)           --

Tax provided on repatriated earnings of foreign
subsidiaries                                                  265          238          252

State and local taxes, net of federal benefit                 113            8          134

Other, net                                                    530          454           31
                                                          -------      -------      -------
                                                           $6,922       $1,428       $6,265
                                                          =======      =======      =======

In fiscal 2001, the Company recognized a tax benefit of $1,083 from realization of domestic and certain foreign net operating loss carryforwards.

No provision has been made for taxes on foreign subsidiaries' undistributed earnings of approximately $155 million at January 31, 2001, as those earnings are considered to be reinvested for an indefinite period.

NOTE 9 - OTHER ASSETS

In fiscal 1996, the Company entered into an agreement with a trust which owns an insurance policy issued on the lives of the Company's Chairman and Chief Executive Officer and his spouse. Under that agreement, the trust has assigned the insurance policy to the Company as collateral to secure repayment by the trust of interest-free loans to be made by the Company in amounts sufficient for the trust to pay the premiums on said insurance policy (approximately $741,000 per annum). Under the agreement, the trust will repay the loans from the proceeds of the policy. The Company had loaned approximately $3.8 million and $3.1 million under this agreement at January 31, 2001 and 2000, respectively.

NOTE 10 - LEASES, COMMITMENTS AND CONTINGENCIES

The Company leases office, distribution, retail and manufacturing facilities and office equipment under operating leases, which expire at various dates through July 2013. Certain of the leases provide for renewal options and escalation clauses for real estate taxes and other occupancy costs. Rent expense for equipment and distribution, factory and office facilities under operating leases was approximately $9.4 million, $6.6 million and $5.5 million in fiscal 2001, 2000 and 1999, respectively. Minimum annual rentals at January 31, 2001 under noncancelable operating leases which do not include escalations that will be based on increases in real estate taxes and operating costs are as follows:

         YEAR ENDING JANUARY 31,
             (IN THOUSANDS):
       2002                     $8,488
       2003                      5,856
       2004                      4,874
       2005                      4,436
       2006                      3,268
Thereafter                      11,883
                          ------------
                               $38,805
                          ============

Due to the nature of its business as a luxury consumer goods distributor, the Company is exposed to various commercial losses. The Company believes it is adequately insured against such losses.

NOTE 11 - EMPLOYEE BENEFIT PLANS

The Company maintains an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. Company contributions and expenses of administering the Employee Savings Plan amounted to $528,000, $556,000 and $430,000 in fiscal 2001, 2000 and 1999, respectively.

Effective June 1, 1995, the Company adopted a defined contribution supplemental executive retirement plan ("SERP"). The SERP provides eligible executives with supplemental pension benefits in addition to amounts received under the Company's other retirement plan. The Company makes a matching contribution which vests equally over five years. During fiscal 2001, 2000 and 1999, the Company recorded an expense related to the SERP of approximately $381,000, $640,000 and $338,000, respectively.


During fiscal 1999, the Company adopted a Stock Bonus Plan for all employees not in the SERP. Under the terms of this Stock Bonus Plan, the Company contributes a discretionary amount to the trust established under the plan. Each plan participant vests after five years in 100% of their respective pro rata portion of such contribution. For fiscal 2001, 2000 and 1999 the Company recorded an expense of $80,000, $159,000 and $209,000 respectively, related to this plan.

On September 23, 1994, the Company entered into a Death and Disability Benefit Plan agreement with the Company's Chairman and Chief Executive Officer. Under the terms of the agreement, in the event of the Chairman's death or disability, the Company is required to make an annual benefit payment of approximately $300,000 to his spouse for the lesser of ten years or her remaining lifetime. Neither the agreement nor the benefits payable thereunder are assignable and no benefits are payable to the estates or heirs of the Chairman or his spouse. Results of operations include an actuarially determined charge related to this plan of approximately $120,000, $110,000 and $101,000 for fiscal 2001, 2000 and 1999, respectively.

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

Transactions in stock options under the Plan since fiscal 1998 are summarized as follows:

                         OUTSTANDING    WEIGHTED AVERAGE
                           OPTIONS       EXERCISE PRICE
                         -----------    ----------------

January 31, 1998          1,126,400           9.91
Options granted             282,749          25.53
Options exercised           (63,250)          9.02
Options forfeited           (62,289)         13.39
                         ----------         ------
January 31, 1999          1,283,610          13.23
Options granted             436,550          21.56
Options exercised           (54,266)          9.21
Options forfeited          (109,477)         16.51
                         ----------         ------
January 31, 2000          1,556,417          15.65
Options granted             244,050           8.72
Options exercised          (103,387)          8.15
Options forfeited           (82,779)         18.86
                         ----------         ------
January 31, 2001          1,614,301         $15.09
                         ==========         ======

Options exercisable at January 31, 2001, 2000 and 1999 were 813,587, 701,814 and 538,216, respectively.

The weighted-average fair value of each option grant estimated on the date of grant using the Black-Scholes option-pricing model is $4.72, $11.18 and $13.34 per share in fiscal 2001, 2000 and 1999, respectively. The following weighted-average assumptions were used for grants in 2001, 2000 and 1999: dividend yield of 0.86% for fiscal 2001, 0.45% for fiscal 2000 and 0.3% for fiscal 1999; expected volatility of 48% for fiscal 2001, 40% for fiscal 2000 and 45% for fiscal 1999, risk-free interest rates of 6.67% for fiscal 2001, 6.75% for fiscal 2000 and 4.7% for fiscal 1999 and expected lives of seven years for fiscal 2001, 2000 and 1999.

 The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Company grants for stock-based compensation plans been determined based on the fair value at the grant dates and recognized ratably over the vesting period, the Company's net income and net income per share for fiscal 2001, 2000 and 1999 would approximate the pro forma amounts below (in thousands, except per share data):

                                            2001                         2000                           1999
                                            ----                         ----                           ----
                                     AS             PRO            AS            PRO             AS             PRO
                                  REPORTED         FORMA        REPORTED        FORMA         REPORTED         FORMA
                                 ----------     ----------     ----------     ----------     ----------     ----------
Net Income                          $20,767        $19,135        $13,721        $12,216        $20,973        $19,856
Net Income per share-Basic            $1.78          $1.64          $1.10          $0.98          $1.63          $1.55
Net Income per share-Diluted          $1.75          $1.61          $1.06          $0.95          $1.58          $1.50

The pro forma impact takes into account options granted since February 1, 1995 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period.

The following table summarizes outstanding and exercisable stock options as of January 31, 2001:

                                                    WEIGHTED-
                                                     AVERAGE                                        WEIGHTED-
                                                    REMAINING      WEIGHTED-AVERAGE                  AVERAGE
             RANGE OF                NUMBER        CONTRACTUAL        EXERCISE         NUMBER       EXERCISE
         EXERCISE PRICES          OUTSTANDING      LIFE (YEARS)        PRICE        EXERCISABLE       PRICE
 ------------------------------------------------------------------------------------------------------------
       $5.00    -       $9.99         765,545        5.2                  $8.53         486,906        $8.39
      $10.00    -      $14.99         207,756        5.7                 $13.16         140,871       $13.17
      $15.00    -      $19.99          24,500        7.9                 $15.87           8,800       $16.16
      $20.00    -      $24.99         439,950        8.5                 $22.41          99,090       $22.49
      $25.00    -      $29.75         176,550        6.9                 $27.44          77,920       $27.39
 ------------ ---- ----------- --------------- ----------------- --------------- --------------- ------------
       $5.00    -      $29.75       1,614,301        6.4                 $15.09         813,587       $12.84
 ------------ ---- ----------- --------------- ----------------- --------------- --------------- ------------

NOTE 12 - SEGMENT INFORMATION

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

OPERATING SEGMENT DATA AS OF AND FOR THE FISCAL YEAR ENDED JANUARY 31 (IN THOUSANDS):

                                   NET SALES                         OPERATING PROFIT (LOSS)
                     ---------------------------------------   ------------------------------------
                        2001          2000           1999         2001          2000         1999
                     ----------    ----------    -----------   ----------    ----------   ---------
Wholesale             $275,865      $256,081       $245,783      $38,238       $14,187     $34,631
Other                   44,976        38,986         32,053      (1,735)           127     (1,597)
Elimination (1)              -             -              -      (2,371)         1,455       (359)
                     ----------    ----------    -----------   ----------    ----------   ---------
Consolidated total    $320,841      $295,067       $277,836      $34,132       $15,769     $32,675
                     ==========    ==========    ===========   ==========    ==========   =========

                                  TOTAL ASSETS                        CAPITAL EXPENDITURES
                     ---------------------------------------   ------------------------------------
                         2001         2000           1999         2001          2000         1999
                     -----------   ----------    -----------   ----------    ----------   ---------
Wholesale              $238,278     $207,232       $261,395       $8,167        $7,917      $6,368
Other                    29,068       25,802         29,354        2,191         1,520       5,226
Corporate (2)            23,059       26,615          5,626          475           688         113
                     -----------   ----------    -----------   ----------    ----------   ---------
Consolidated total     $290,405     $259,649       $296,375      $10,833       $10,125     $11,707
                     ===========   ==========    ===========   ==========    ==========   =========

                          DEPRECIATION AND AMORTIZATION
                     ---------------------------------------
                         2001         2000           1999
                     -----------   ----------    -----------
Wholesale                $4,460       $3,396         $4,515
Other                     1,198          966            298
Corporate                   683          827            567
                     -----------   ----------    -----------
Consolidated total       $6,341       $5,189         $5,380
                     ===========   ==========    ===========

GEOGRAPHIC SEGMENT DATA AS OF AND FOR THE FISCAL YEAR ENDED JANUARY 31 (IN THOUSANDS):

                                    NET SALES                              LONG-LIVED ASSETS
                     --------------------------------------   -----------------------------------------
                       2001          2000          1999          2001          2000           1999
                     ----------   -----------    ----------   -----------    ----------    ------------
Domestic              $288,443      $267,160      $245,865       $18,483       $16,534         $17,222
International          218,379       209,217       199,060        14,423        11,059           5,776
Elimination (3)      (185,981)     (181,310)     (167,089)             -             -               -
                     ----------   -----------    ----------   -----------    ----------    ------------
Consolidated total    $320,841      $295,067      $277,836       $32,906       $27,593         $22,998
                     ==========   ===========    ==========   ===========    ==========    ============

                              INCOME (LOSS) BEFORE TAXES
                       ----------------------------------------
                           2001           2000          1999
                       -----------    -----------    ----------
Domestic                   $4,647       $(8,987)        $2,096
International              26,399         23,780        25,501

Elimination (3)           (3,357)            356         (359)
                       -----------    -----------    ----------
Consolidated total        $27,689        $15,149       $27,238
                       ===========    ===========    ==========

(1) Elimination of inter-segment management fees.

(2) Corporate assets include cash.

(3) Elimination of intercompany sales between domestic and international units.

NOTE 13 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents unaudited selected interim operating results of the Company for fiscal 2001 and 2000 (in thousands, except per share amounts):

                                                  QUARTER ENDED
                            --------------------------------------------------------
                                1ST           2ND            3RD             4TH
                            ----------    -----------   ------------     -----------
FISCAL 2001
   Net sales                  $53,339        $76,173       $105,122         $86,207
   Gross profit               $32,041        $45,786        $65,195         $54,429
   Net income                  $(173)         $4,730        $12,557          $3,653

PER SHARE:
   Net income (loss):
       Basic                  $(0.01)          $0.41          $1.09           $0.32
       Diluted                $(0.01)          $0.40          $1.07           $0.31

FISCAL 2000
   Net sales                  $47,653        $69,538        $99,032         $78,844
   Gross profit               $29,035        $41,221        $61,641         $36,503
   Net income (loss)           $4,312         $4,422        $13,767        ($8,780)

PER SHARE:
    Net income:
       Basic                    $0.34          $0.35          $1.10         ($0.70)
       Diluted                  $0.33          $0.34          $1.07         ($0.68)

As each quarter is calculated as a discrete period, the sum of the four quarters may not equal the calculated full year amount. This is in accordance with prescribed reporting requirements.

NOTE 14 - SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows (in thousands):

                                             FISCAL YEAR ENDED JANUARY 31,
                                         2001             2000            1999
                                     -------------    -------------   -------------
Cash paid during the year for:
      Interest                             $6,634           $7,559          $5,274
      Income taxes                         $2,992           $7,079          $4,585

                                   SCHEDULE II

                               MOVADO GROUP, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)


                                     BALANCE AT     PROVISION
                                     BEGINNING      CHARGED TO       CURRENCY           NET         BALANCE AT
           DESCRIPTION                OF YEAR       OPERATIONS     REVALUATION      WRITE-OFFS      END OF YEAR
           -----------                -------       ----------     -----------      ----------      -----------
Year ended January 31, 2001:
  Allowance for doubtful accounts       $3,604          $2,386              $3        ($1,551)           $4,442

Year ended January 31, 2000:
  Allowance for doubtful accounts       $2,567          $2,553           ($21)        ($1,495)           $3,604

Year ended January 31, 1999             $2,187          $1,304              $7          ($931)           $2,567
  Allowance for doubtful accounts

                                     BALANCE AT      PROVISION
                                     BEGINNING       CHARGED TO       CURRENCY                       BALANCE AT
                                      OF YEAR        OPERATIONS     REVALUATION      ADJUSTMENTS     END OF YEAR
                                    ------------    ------------   -------------    -------------   --------------

Year ended January 31, 2001:
  Inventory reserve                      $7,035          $3,550             $46        ($1,024)           $9,607

Year ended January 31, 2000:
  Inventory reserve                      $3,308          $5,113          ($436)          ($950)           $7,035

Year ended January 31, 1999:
  Inventory reserve                      $2,853            $400             $55              $0           $3,308

                                      BALANCE AT      PROVISION
                                       BEGINNING       (BENEFIT)                         BALANCE AT
                                        OF YEAR         CHARGED        ADJUSTMENTS      END OF YEAR
                                      -----------    --------------   -------------    --------------
Year ended January 31, 2001:
  Deferred tax assets valuation
    allowance                             $1,439            ($56)                $0         $1,383

Year ended January 31, 2000:
  Deferred tax assets valuation
    allowance                             $2,660         ($1,221)                $0         $1,439

Year ended January 31, 1999:
  Deferred tax assets valuation
    allowance                             $2,370             $290                $0         $2,660