Form 10-Q
period 2001-04-30
MOVADO GROUP INC
filed 2001-06-14
CIK 72573

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

                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2001

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

                                 (201) 460-4800
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for that past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the Issuer's classes of Common Stock, as of the latest practicable date.

     As of June 7, 2001 the Registrant had 3,509,773 shares of Class A Common Stock, par value $0.01 per share, outstanding and 9,717,898 shares of Common Stock, par value $0.01 per share, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                        06/11/01

                               MOVADO GROUP, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 APRIL 30, 2001

                                                                            Page

Part I  Financial Information

        Item 1. Consolidated Balance Sheets at April 30, 2001, January 31,
                2001 and April 30, 2000                                        3

                Consolidated Statements of Operations for the three months
                ended April 30, 2001 and 2000                                  4

                Consolidated Statements of Cash Flows for the three months
                ended April 30, 2001 and 2000                                  5

                Notes to Consolidated Financial Statements                     6

        Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                      9

Part II Other Information

        Item 6. Exhibits and Reports on Form 8-K                              13

Signatures                                                                    14

Exhibit Index                                                                 15

                                                                        06/11/01


                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                   (Unaudited)

                                                              APRIL 30,    JANUARY 31,   APRIL 30,
                                                                2001          2001         2000
                                                              --------      --------     --------
ASSETS

Current assets:
  Cash and cash equivalents                                    $12,042       $23,059      $20,122
  Trade receivables, net                                        96,414        98,797       95,063
  Inventories                                                  104,428        95,863       87,926
  Other current assets                                          25,231        23,501       22,035
                                                              --------      --------     --------
     Total current assets                                      238,115       241,220      225,146

Plant, property and equipment, net                              33,224        32,906       27,462
Other assets                                                    16,766        16,279       14,372
                                                              --------      --------     --------
                                                              $288,105      $290,405     $266,980
                                                              =========     ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Loans payable to banks                                       $38,725        $8,800      $33,565
  Current portion of long-term debt                              5,000         5,000        5,000
  Accounts payable                                              15,182        28,819       15,421
  Accrued liabilities                                           21,845        28,157       13,632
  Deferred and current taxes payable                            10,768        15,807        6,254
                                                              --------      --------     --------
     Total current liabilities                                  91,520        86,583       73,872

Long-term debt                                                  40,000        40,000       45,000
Deferred and non-current foreign income taxes                    3,329         3,517        4,277
Other liabilities                                                  948           835        1,220
                                                              --------      --------     --------
       Total liabilities                                       135,797       130,935      124,369
                                                              --------      --------     --------
Shareholders' equity:
  Preferred Stock, $0.01 par value,
     5,000,000 shares authorized; no shares issued                  --            --           --
  Common Stock, $0.01 par value,
     20,000,000 shares authorized;  9,687,960, 9,600,435 and        97            96           95
     9,505,298 shares issued, respectively
  Class A Common Stock, $0.01 par value,
     10,000,000 shares authorized;3,509,733, 3,509,733 and          35            35           35
     3,509,733 shares issued and outstanding, respectively
  Capital in excess of par value                                67,994        67,242       66,122
  Retained earnings                                            137,589       138,176      118,149
  Accumulated other comprehensive loss                         (25,497)      (18,169)     (18,985)
  Treasury stock, 1,556,670, 1,556,670 and 1,043,690
     shares, respectively, at cost                             (27,910)      (27,910)     (22,805)
                                                              --------      --------     --------
                                                               152,308       159,470      142,611
                                                              --------      --------     --------
                                                              $288,105      $290,405     $266,980
                                                              =========     ========     ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        06/11/01


                               MOVADO GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (in thousands, except per share amounts)
                                   (Unaudited)


                                                  THREE MONTHS ENDED APRIL 30,
                                                  -----------------------------
                                                         2001          2000
                                                         ----          ----

Net sales                                             $56,512       $53,339

Costs and expenses:
    Cost of sales                                      21,568        21,298
    Selling, general and administrative                33,890        31,045
                                                       ------        ------

Operating income                                        1,054           996

Net interest expense                                    1,232         1,226
                                                       ------        ------
Loss before tax benefit and cumulative
   effect of a change in accounting principle           (178)         (230)

Tax benefit                                              (50)          (57)
                                                       ------        ------
Loss before cumulative effect of a change in
   accounting principle                                 (128)         (173)
Cumulative effect of a change in accounting
   principle, net of a tax benefit of $42               (109)           --
                                                       ------        ------
Net loss                                               ($237)        ($173)
                                                       ======        ======
Basic loss per share
     Loss before cumulative effect of a change in
     accounting principle                             ($0.01)       ($0.01)
     Cumulative effect of accounting change            (0.01)           --
                                                       ------        ------
Net loss                                              ($0.02)       ($0.01)
                                                       ======        ======
Weighted basic average shares outstanding              11,629        11,981
                                                       ======        ======
Diluted loss per share
     Loss before cumulative effect of a change in
     accounting principle                             ($0.01)       ($0.01)
     Cumulative effect of accounting change            (0.01)           --
                                                       ------        ------
Net loss                                              ($0.02)       ($0.01)
                                                       ======        ======
Weighted diluted average shares outstanding            11,853        12,188
                                                       ======        ======




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        06/11/01


                               MOVADO GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                                           THREE MONTHS ENDED APRIL 30,
                                                                           ----------------------------
                                                                            2001                   2000
                                                                            ----                   ----
Cash flows from operating activities:

   Net loss                                                                ($237)                  ($173)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                         1,675                  1,317
      Deferred and non-current foreign income taxes                            --                   (663)
      Provision for losses on accounts receivable                             307                    227
      Provision for losses on inventory                                       572                     --
      Changes in current assets and liabilities:
          Trade receivables                                                   814                  7,857
          Inventories                                                     (11,330)               (11,978)
          Other current assets                                             (6,136)                (4,793)
          Accounts payable                                                (13,060)                (1,315)
          Accrued liabilities                                              (5,941)               (13,001)
          Deferred & current taxes payable                                 (4,622)                   325
          Other non-current assets                                            281                    (42)
          Other non-current liabilities                                       113                   (177)
                                                                          -------                -------
   Net cash used in operating activities                                  (37,564)               (22,416)
                                                                          -------                -------

Cash flows from investing activities:

   Capital expenditures                                                    (2,649)                (1,024)
   Goodwill, trademarks and other intangibles                                (128)                  (168)
                                                                          -------                -------
   Net cash used in investing activities                                   (2,777)                (1,192)
                                                                          -------                -------
Cash flows from financing activities:

   Net proceeds from bank borrowings                                       29,925                 20,065
   Stock options exercised                                                    753                      7
   Dividends paid                                                            (349)                  (294)
   Purchase of treasury stock                                                  --                 (2,224)
                                                                          -------                -------
   Net cash provided by financing activities                               30,329                 17,554
                                                                          -------                -------
Effect of exchange rate changes on cash and cash equivalents               (1,005)                  (439)
                                                                          -------                -------
Net decrease in cash and cash equivalents                                 (11,017)                (6,493)

Cash and cash equivalents at beginning of period                           23,059                 26,615
                                                                          -------                -------
Cash and cash equivalents at end of period                                $12,042                $20,122
                                                                          =======                =======

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        06/11/01


                               MOVADO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Movado Group, Inc. (the "Company") in a manner consistent with that used in the preparation of the financial statements included in the Company's fiscal 2001 Annual Report filed on Form 10-K. In the opinion of management, the accompanying financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the periods presented. These consolidated financial statements should be read in conjunction with the aforementioned annual report. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

NOTE 1 - RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the current presentation.

NOTE 2 - INVENTORIES

Inventories consist of the following (in thousands):

                                      APRIL 30,     JANUARY 31,    APRIL 30,
                                        2001           2001          2000
                                       --------       -------       -------
               Finished goods           $67,714       $60,909       $53,056
               Component parts           31,707        30,942        32,450
               Work-in-process            5,007         4,012         2,420
                                       --------       -------       -------
                                       $104,428       $95,863       $87,926
                                       --------       -------       -------

NOTE 3 - DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective February 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended, which establishes accounting and reporting standards for derivative financial instruments. All derivatives are required to be recorded on the balance sheet at fair value. The Company's policy is to enter into forward exchange contracts and purchase foreign currency option contracts to hedge foreign currency and commodity transactions related to its inventory. The Company formally documents all relationships between hedging instruments and hedged items in accordance with SFAS requirements. These hedging strategies mitigate the impact of foreign currency exchange rate movements for transactions which are denominated primarily in Swiss francs made between the Company's Swiss subsidiaries and all other subsidiaries of the Company and the impact of gold price movements related to the gold used in manufacturing its products. The Company also uses forward contracts to hedge its net balance sheet exposure denominated in non-functional currencies.

The documented hedging derivatives outstanding at February 1, 2001 and April 30, 2001 have been designated as cash flow hedges and accordingly, the effective portion of the change in the fair value of derivatives are recorded each period in accumulated other comprehensive loss ("AOCI"). Change in the fair value of the derivative instruments reported in AOCI will be reclassified to cost of sales during the period in which the hedged inventory is sold to third parties. Adoption of this statement resulted in an increase in AOCI of $367, net of tax of $143, of which $280 is expected to be recorded in cost of sales over the next twelve months. At April 30, 2001, the unrealized net loss recorded in AOCI was $449, net of tax of $174. As of April 30, 2001, $426 of deferred net losses on derivative instruments recorded in AOCI are expected be recognized in cost of sales over the next twelve months.

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows (in thousands):

                                                           THREE MONTHS
                                                           ENDED APRIL 30,
                                                      ------------------------
                                                        2001              2000
                                                        ----              ----
               Cash paid during the period for:

                 Interest                             $1,238              $425
                 Income taxes                         $4,619            $1,557



NOTE 5  - OTHER COMPREHENSIVE LOSS

The components of other comprehensive loss for the three months ended April 30, 2001 and 2000 are as follows (in thousands):

                                                         2001           2000
                                                         ----           ----

Accounting change, net of tax (See note 3)             $  367         $   --
Effective portion of unrealized losses on
hedging contracts, net of tax                            (816)            --

Foreign currency translation adjustment                (6,879)        (2,523)
                                                      -------        -------
Other comprehensive loss                              ($7,328)       ($2,523)
                                                      -------        -------

                                                                        06/11/01


NOTE 6 - SEGMENT INFORMATION

In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires reporting certain financial information according to the "management approach." This approach requires reporting information regarding operating segments on the basis used internally by management to evaluate segment performance. The Company conducts its business primarily in two operating segments: "Wholesale" and "Other". The Company's wholesale segment includes the designing, manufacturing and distribution of quality watches. Other includes the Company's retail and service center operations. Operating segment data as of April 30, 2001 and 2000 are as follows (in thousands):

                                  NET SALES                 OPERATING INCOME
                              2001          2000              2001        2000
                           ---------------------           -------------------
Wholesale                  $47,065       $44,794           $1,704       $2,205
Other                        9,447         8,545             (650)      (1,209)
                           ---------------------           -------------------
Consolidated total         $56,512       $53,339           $1,054         $996
                           ---------------------           -------------------

                                                                        06/11/01



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Statements included under Management's Discussion and Analysis of Financial Condition and Results of Operations, in this report, as well as statements in future filings by the Company with the Securities and Exchange Commission ("SEC"), in the Company's press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934. The Company cautions readers that forward looking statements include, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, plans for future operations, effective tax rates, margins, interest costs, and income, as well as assumptions relating to the foregoing. Forward looking statements are subject to certain risks and uncertainties, some of which cannot be predicted or quantified. Actual results and future events could differ materially from those indicated in the forward looking statements due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the SEC including, without limitation, the following: general economic and business conditions which may impact disposable income of consumers, changes in consumer preferences and popularity of particular designs, new product development and introduction, competitive products and pricing, seasonality, availability of alternative sources of supply in the case of loss of any significant supplier, the loss of significant customers, the Company's dependence on key officers, the continuation of licensing arrangements with third parties, ability to secure and protect trademarks, patents and other intellectual property rights, ability to lease new stores on suitable terms in desired markets and to complete construction on a timely basis, continued availability to the Company of financing and credit on favorable terms, business disruptions, general risks associated with doing business outside the United States including, without limitations, import duties, tariffs, quotas, political and economic stability and success of hedging strategies in respect of currency exchange rate fluctuations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2001 AS COMPARED TO THE THREE MONTHS ENDED APRIL 30, 2000.

Net sales: Comparative net sales by product class were as follows:

                                                    Three Months Ended April 30,
                                                        2001             2000
                                                     -----------      ----------
        Concord, Movado, Coach,  ESQ and Tommy

            Domestic                                     $36,430       $36,473
            International                                 10,635         8,350
            Other                                          9,447         8,516
                                                     -----------      ----------
        Net Sales                                        $56,512       $53,339
                                                     -----------      ----------

                                                                        06/11/01


Net sales increased by $3.2 million or 5.9% for the three months ended April 30, 2001 as compared to the three months ended April 30, 2000. Domestic sales of our watch brands remained at the same sales level as compared to the prior year. This is a reflection of the slowdown in the retail environment and domestic economy. During the quarter, the Company successfully launched the Tommy Hilfiger watch brand. International core watch brand sales increased by $2.3 million or 27.4% despite a stronger U.S. dollar versus the prior year. Without the impact of the strong U.S. dollar, International sales increased by 30.1% for the quarter. International sales were led by strong increases in our Movado and Concord brands, especially in the Far East and Middle East markets.

Other net sales, which include sales from the Company's outlet stores, the Movado Boutiques and after sales service business, increased by $0.9 million or 10.9%. Growth in the other sales category was primarily attributable to comparable store sales increases in the Movado Boutiques and new store openings. The increases in retail sales were offset by an 11% decrease in comparable store sales in the outlets.

Gross Margin. The gross profit for the three months ended April 30, 2001 was $34.9 million (61.8% of net sales) as compared to $32.0 million (60.1% of net sales) for the three months ended April 30, 2000. Gross margin increases of $2.9 million for the quarter ended April 30, 2001, primarily relate to improved availability of core range product, higher margins on new model introductions, reduced product acquisition costs due to the strength of the dollar against the Swiss franc and increased margins at the Company's outlet stores as a result of improved product offerings.

Selling, General and Administrative. Selling, General and Administrative expenses for the quarter were $33.9 million or 60.0% of net sales, a 9.2% increase over the $31.0 million or 58.2% of net sales in the first quarter of last year. The 9.2% increase was primarily attributable to expenses associated with growth initiatives. These include additional marketing and supply chain costs for the launch of the Tommy Hilfiger watch line, two additional Movado Boutiques opened in the Fall of 2000 and one outlet store.

Interest Expense. Net interest expense for the three months ended April 30, 2001 was relatively flat as compared to interest expenses for three months ended April 30, 2000. Bank borrowing interest was slightly up due to higher rates offset by a decrease in long-term debt interest due to the repayment of $5.0 million of Senior Notes in January 2001.

Income Taxes. The Company recorded a tax benefit of $92,000 for the three months ended April 30, 2001 as compared to a benefit of $57,000 for the three months ended April 30, 2000. Taxes were recorded at a 28% rate for fiscal 2002 as compared to a 25% rate for fiscal 2001. The Company's effective tax rate is 28%, which reflects the Company's current expectation that domestic earnings will gradually increase as a percentage of the overall earnings mix. However, there can be no assurance of this result as it is dependent on a number of factors, including the mix of foreign to domestic earnings, local statutory tax rates and the Company's ability to utilize net operating loss carryforwards in certain jurisdictions.

LIQUIDITY AND FINANCIAL POSITION

Cash flows used in operating activities for the three months ended April 30, 2001 were $37.6 million as compared to a use of $22.4 million for the three months ended April 30, 2000. The increase in cash used in operating activities

                                                                        06/11/01


is the result of higher seasonal inventory build than the prior year, cash outlays for the new Paramus, NJ office and a Movado Boutique and the payment of management bonuses and income taxes.

The Company used $2.8 million of cash for investing activities for the three months ended April 30, 2001 as compared to $1.2 million for the three months ended April 30, 2000. The increase in cash used in investing represents payments made for construction in progress at the new Paramus, NJ office.

Cash provided by financing activities amounted to $30.3 million for the three months ended April 30, 2001 as compared to $17.6 million for the comparable prior year period.

At April 30, 2001, the Company had two series of Senior Notes outstanding. Senior Notes due January 31, 2005 were originally issued in a private placement completed in fiscal 1994. These notes have required annual principal payments of $5.0 million since January 1998. Accordingly, such amounts have been classified as a current liability in fiscal 2002 and 2001. The Company repaid $5.0 million of principal related to these notes in the fourth quarter of fiscal 2001 and is scheduled to repay an additional $5.0 million in the fourth quarter of fiscal 2002. At April 30, 2001, $20.0 million in principal related to these notes remained outstanding.

During fiscal 1999, the Company issued $25.0 million of Series A Senior Notes under a Note Purchase and Private Shelf Agreement dated November 30, 1998. These notes bear interest at 6.90%, mature on October 30, 2010 and are subject to annual repayments of $5.0 million commencing October 31, 2006.

On March 21, 2001, the Company entered into a new Note Purchase and Private Shelf Agreement which allows for the issuance for up to three years after the date thereof, of senior promissory notes in the aggregate principal amount of up to $40.0 million with maturities up to 12 years from their original date of issuance.

During the second quarter of fiscal 2001, the Company completed the renewal of its revolving credit and working capital lines with its bank group. The new agreement provides for a three year $100.0 million unsecured revolving line of credit and $15.0 million of uncommitted working capital lines. At April 30, 2001, the Company had $38.7 million of outstanding borrowings under its bank lines as compared to $33.6 million at April 30, 2000. The increase in borrowings at the end of the first quarter as compared to the prior year period was primarily the result of a reduction in cash balances available to fund seasonal working capital requirements.

Under a series of share repurchase authorizations approved by the Board of Directors, the Company has maintained a discretionary share buy-back program. There were no current year purchases under the repurchase program as compared to $2.2 million for the comparable prior year period.

The Company paid dividends of $349,000 as compared to $294,000 for the first quarter of fiscal 2002 and fiscal 2001, respectively. The increase is attributable to the raising of the quarterly dividend to $0.03 per share in the first quarter of fiscal 2002 from $0.025 per share in the first quarter of fiscal 2001.

Cash and cash equivalents at April 30, 2001 amounted to $12.0 million compared to $20.1 million at April 30, 2000. The reduction in cash related primarily to the funding of working capital requirements. Debt to total capitalization at April 30, 2001 was 35.5% as compared to 36.9% at April 30, 2000.

The Company expects that capital expenditures in the future will approximate the average of fiscal 2001 and 2000 levels.

                                                                        06/11/01


                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits

                  None

           (b)    Reports on Form 8-K

                  None

                                                                        06/11/01



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 MOVADO GROUP, INC.
                                                    (Registrant)

Dated:     June 14, 2001                   By:  /s/ Kennith C. Johnson
                                                Kennith C. Johnson
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Chief Financial Officer and
                                                Principal Accounting Officer)

                                                                        06/11/01

                                  EXHIBIT INDEX

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------