Form 10-Q
period 2001-07-31
MOVADO GROUP INC
filed 2001-09-14
CIK 72573

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-Q

                              --------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2001

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

     As of September 6, 2001 the Registrant had 3,509,773 shares of Class A Common Stock, par value $0.01 per share, outstanding and 9,746,648 shares of Common Stock, par value $0.01 per share, outstanding.

================================================================================

                               MOVADO GROUP, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                  JULY 31, 2001

                                                                                      Page


Part I   Financial Information
         Item 1.  Consolidated Balance Sheets at July 31, 2001, January 31, 2001
                  and July 31, 2000                                                     3

                  Consolidated Statements of Income for the six months and three
                  months ended July 31, 2001 and 2000                                   4

                  Consolidated Statements of Cash Flows for the six months ended
                  July 31, 2001 and 2000                                                5

                  Notes to Consolidated Financial Statements                            6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                             9

Part II  Other Information

         Item 6.  Exhibits and Reports on Form 8-K                                     14

Signatures                                                                             15

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                   (Unaudited)

                                                                       JULY 31,      JANUARY 31,    JULY 31,
                                                                         2001           2001          2000
                                                                        -------        -------       -------
ASSETS

Current assets:
    Cash and cash equivalents                                           $13,636        $23,059        $8,191
    Trade receivables, net                                              105,362         98,797       104,595
    Inventories                                                         106,732         95,863       100,749
    Other current assets                                                 25,880         23,501        20,053
                                                                        -------        -------       -------
       Total current assets                                             251,610        241,220       233,588

Plant, property and equipment, net                                       34,000         32,906        29,006
Other assets                                                             17,129         16,279        15,357
                                                                        -------        -------       -------
                                                                       $302,739       $290,405      $277,951
                                                                       ========       ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Loans payable to banks                                              $44,350         $8,800       $29,990
    Current portion of long-term debt                                     5,000          5,000         5,000
    Accounts payable                                                     16,558         28,819        22,040
    Accrued liabilities                                                  22,690         28,157        15,342
    Deferred and current taxes payable                                   11,190         15,807         6,343
                                                                        -------        -------       -------
       Total current liabilities                                         99,788         86,583        78,715

Long-term debt                                                           40,000         40,000        45,000
Deferred and non-current foreign income taxes                             3,343          3,517         4,594
Other liabilities                                                         1,099            835         1,227
                                                                        -------        -------       -------
       Total liabilities                                                144,230        130,935       129,536
                                                                        -------        -------       -------
Shareholders' equity:
    Preferred stock, $0.01 par value,
          5,000,000 shares authorized; no shares issued                      --             --            --
    Common stock, $0.01 par value,
       20,000,000 shares authorized;  9,735,448, 9,600,435 and               98             96            95
       9,505,298 shares issued, respectively
    Class A common stock, $0.01 par value,
       10,000,000 shares authorized; 3,509,733, 3,509,733 and                35             35            35
       3,509,733 shares issued and outstanding, respectively
    Capital in excess of par value                                       68,336         67,242        66,199
    Retained earnings                                                   142,366        138,176       122,588
    Accumulated other comprehensive income                             (24,416)       (18,169)      (14,106)
    Treasury stock, 1,556,670, 1,556,670 and 1,437,270 shares, at
            cost, respectively                                         (27,910)       (27,910)      (26,396)
                                                                        -------        -------       -------
                                                                        158,509        159,470       148,415
                                                                        -------        -------       -------
                                                                       $302,739       $290,405      $277,951
                                                                       ========       ========      ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               (in thousands, except share and per share amounts)
                                   (Unaudited)

                                                          SIX MONTHS ENDED JULY 31,               THREE MONTHS ENDED JULY 31,
                                                          -------------------------               ---------------------------
                                                          2001                2000                 2001                2000
                                                         --------            --------             -------              -------
Net sales                                                $134,864            $129,512             $78,352              $76,173

Costs and expenses:
    Cost of sales                                          51,932              51,685              30,364               30,387
    Selling, general and administrative                    73,105              68,672              39,215               37,627
                                                         --------            --------             -------              -------
Operating income                                            9,827               9,155               8,773                8,159

Net interest expense                                        2,887               3,079               1,655                1,853
                                                         --------            --------             -------              -------

Income before income taxes and cumulative
effect of a change in accounting principle                  6,940               6,076               7,118                6,306

Provision for income taxes                                  1,943               1,519               1,993                1,576
                                                         --------            --------             -------              -------
Income before cumulative effect of a change in
accounting principle                                        4,997               4,557               5,125                4,730

Cumulative effect of a change in accounting
principle, net of a tax benefit of $42                      (109)                  --                  --                   --
                                                         --------            --------             -------              -------
Net income                                                 $4,888              $4,557              $5,125               $4,730
                                                         --------            --------             -------              -------
Basic loss per share
     Income before cumulative effect of a
          change in accounting principle                   $0.43               $0.39               $0.44                $0.41
     Cumulative effect of a accounting change              (0.01)                  --                  --                   --
                                                         --------            --------             -------              -------
Net income                                                  $0.42               $0.39               $0.44                $0.41
                                                         --------            --------             -------              -------
Weighted basic average shares outstanding                  11,650              11,806              11,670               11,632
                                                         --------            --------             -------              -------
Diluted loss per share
     Income before cumulative effect of a
           change  in accounting principle                  $0.41               $0.38               $0.42                $0.40
     Cumulative effect of a accounting change              (0.01)                  --                  --                   --
                                                         --------            --------             -------              -------
Net income                                                  $0.40               $0.38               $0.42                $0.40
                                                         --------            --------             -------              -------
Weighted diluted average shares outstanding                12,075              11,979              12,195               11,749
                                                         --------            --------             -------              -------
Dividends declared per share                                $0.06               $0.05               $0.03               $0.025
                                                         --------            --------             -------              -------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                         SIX MONTHS ENDED JULY 31,
                                                                                         -------------------------
                                                                                          2001                   2000
                                                                                          ----                   ----

Cash flows from operating activities:
   Net income                                                                           $4,888                 $4,557
   Adjustments to reconcile net income to net cash used in operating activities:
      Depreciation and amortization                                                      3,412                  2,634
      Deferred and non-current foreign income taxes                                         --                   (477)
      Provision for losses on accounts receivable                                          839                    513
      Provision for losses on inventory                                                    422                    129
      Changes in current assets and liabilities:
          Trade receivables                                                            (8,638)                 (7,165)
          Inventories                                                                 (13,198)                (24,137)
          Other current assets                                                         (6,349)                 (2,000)
          Accounts payable                                                            (11,677)                  4,659
          Accrued liabilities                                                          (5,113)                 (5,536)
          Deferred & current taxes payable                                             (4,010)                    517
          Other non-current assets                                                        314                   2,350
          Other non-current liabilities                                                   265                      55
                                                                                      --------               --------
   Net cash used in operating activities                                              (38,845)               (23,901)
                                                                                      --------               --------

Cash flows from investing activities:

   Capital expenditures                                                                (4,930)                (3,883)
   Goodwill, trademarks and other intangibles                                            (426)                  (538)
                                                                                      --------               --------
   Net cash used in investing activities                                               (5,356)                (4,421)
                                                                                      --------               --------
Cash flows from financing activities:

   Net proceeds from bank borrowings                                                    35,550                 16,490
   Stock options exercised                                                               1,095                      7
   Dividends paid                                                                        (698)                  (577)
   Purchase of treasury stock                                                               --                (5,814)
                                                                                      --------               --------
   Net cash provided by financing activities                                            35,947                 10,106
                                                                                      --------               --------
Effect of exchange rate changes on cash and cash equivalents                           (1,169)                  (208)
                                                                                      --------               --------
Net decrease in cash and cash equivalents                                              (9,423)               (18,424)

Cash and cash equivalents at beginning of period                                        23,059                 26,615
                                                                                      --------               --------
Cash and cash equivalents at end of period                                             $13,636                 $8,191
                                                                                       =======                 ======


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Movado Group, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001. Since the Company's business is seasonal, with a higher proportion of sales and earnings generated in the last six months of the fiscal year, operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year.

NOTE 1 - RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 - INVENTORIES

Inventories consist of the following (in thousands):

                                           JULY 31,           JANUARY 31,           JULY 31,
                                             2001                2001                 2000
                                           --------             -------             --------
               Finished goods               $66,806             $60,909              $60,141
               Component parts               35,910              30,942               38,523
               Work-in-process                4,016               4,012                2,085
                                           --------             -------             --------
                                           $106,732             $95,863             $100,749
                                           ========             =======             ========


NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows (in thousands):

                                                              SIX MONTHS
                                                             ENDED JULY 31,
                                                          ----------------------
                                                          2001              2000
                                                          ----              ----

               Cash paid during the period for:
                 Interest                               $2,718            $3,115
                 Income taxes                           $6,062            $3,236

NOTE 4  - COMPREHENSIVE INCOME

The components of comprehensive income for the six months and three months ended July 31, 2001 and 2000 are as follows (in thousands):

                                                              SIX MONTHS ENDED                    THREE MONTHS ENDED
                                                         ---------------------------         ----------------------------
                                                         JULY 31,           JULY 31,         JULY 31,           JULY 31,
                                                           2001               2000             2001               2000
                                                         ---------------------------         ----------------------------
Net income                                                 $4,888           $4,557            $5,125             $4,730

Other comprehensive income (expense):
Foreign currency translation adjustment                   (6,699)            2,356               547              4,879
Net unrealized gain on foreign currency
     forward exchange contracts and other                     452               --               533                 --
                                                         -------            ------            ------             ------
Total comprehensive income (loss)                         (6,247)            2,356             1,080              4,879
                                                         -------            ------            ------             ------
Total comprehensive income (loss)                        ($1,359)           $6,913            $6,205             $9,609
                                                         =======            ======            ======             ======


NOTE 5 - SEGMENT INFORMATION

The Company conducts its business primarily in two operating segments:
"Wholesale" and "Other". The Company's wholesale segment includes the designing, manufacturing and distribution of quality watches. Other includes the Company's retail and service center operations. Operating segment data for the six months and three months ended July 31, 2001 and 2000 are as follows (in thousands):

                                                  FOR THE SIX MONTHS ENDED JULY 31,
                                         --------------------------------------------------------
                                             NET SALES                        OPERATING INCOME
                                         ----------------------          ------------------------
                                             2001          2000              2001           2000
                                         ----------------------          ------------------------
Wholesale                                $112,291      $110,477           $10,654        $11,209
Other                                      22,573        19,035             (827)        (2,054)
                                         --------      --------            ------         ------
Consolidated total                       $134,864      $129,512            $9,827         $9,155
                                         ========      ========            ======         ======


                                                 FOR THE THREE MONTHS ENDED JULY 31,
                                          ------------------------------------------------------
                                                NET SALES                    OPERATING INCOME
                                          ----------------------          ----------------------
                                             2001          2000              2001           2000
                                          ----------------------          ----------------------
Wholesale                                 $65,231       $65,495            $8,483         $9,002
Other                                      13,121        10,678               290          (843)
                                          -------       -------            ------         ------
Consolidated total                        $78,352       $76,173            $8,773         $8,159
                                          =======       =======            ======         ======

NOTE 6 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" effective for all business combinations completed after June 30, 2001 and SFAS No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. Upon adoption of these standards, the Company does not expect a significant impact on its financial position, earnings or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Statements included under Management's Discussion and Analysis of Financial Condition and Results of Operations, in this report, as well as statements in future filings by the Company with the Securities and Exchange Commission ("SEC"), in the Company's press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. The Company cautions readers that forward looking statements include, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, plans for future operations, effective tax rates, margins, interest costs, and income, as well as assumptions relating to the foregoing. Forward looking statements are subject to certain risks and uncertainties, some of which cannot be predicted or quantified. Actual results and future events could differ materially from those indicated in the forward looking statements due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the SEC including, without limitation, the following: general economic and business conditions which may impact disposable income of consumers, changes in consumer preferences and popularity of particular designs, new product development and introduction, competitive products and pricing, seasonality, availability of alternative sources of supply in the case of loss of any significant supplier, the loss of significant customers, the Company's dependence on key officers, the continuation of licensing arrangements with third parties, ability to secure and protect trademarks, patents and other intellectual property rights, ability to lease new stores on suitable terms in desired markets and to complete construction on a timely basis, continued availability to the Company of financing and credit on favorable terms, business disruptions, general risks associated with doing business outside the United States including, without limitations, import duties, tariffs, quotas, political and economic stability and success of hedging strategies in respect of currency exchange rate fluctuations.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JULY 31, 2001 AS COMPARED TO THE SIX MONTHS ENDED JULY 31, 2000.

Net sales: Comparative net sales by product class were as follows (in thousands):

                                                                    Six Months Ended July 31,
                                                                   2001               2000
                                                                ----------        -----------

                Wholesale Watch Business
                    Domestic                                     $88,685              $90,056
                    International                                 23,606               20,421
                Other                                             22,573               19,035
                                                                  ------               ------
                Net sales                                       $134,864             $129,512
                                                                ========             ========


Net sales increased by $5.4 million or 4.1% for the six months ended July 31, 2001 as compared to the six months ended July 31, 2000. Domestic sales of our wholesale watch business decreased by $1.4 million or 1.5% as compared to the prior year. The decline in sales reflects the U.S. consumer reluctance to make discretionary expenditures, which led to sales decreases in our Concord, ESQ and Coach brand sales. These declines were offset by near double digit Movado brand sales gains and sales of our new Tommy Hilfiger watch brand which was launched during the first quarter of fiscal 2002. International wholesale watch sales increased by $3.2 million or 15.6% despite a stronger U.S. dollar versus the prior year. Without the impact of the strong U.S. dollar, International sales increased by 19.5% for the six months. International sales were led by double digit sales growth in our Movado brand and single digit sales growth in our Concord brand.

Other net sales, which include sales from the Company's outlet stores, the Movado Boutiques and after sales service business, increased by $3.5 million or 18.6%. Growth in the other sales category was primarily attributable to new store openings, comparable store sales increases in the Movado Boutiques and an increase in service revenue. The increases in retail sales were offset by a decrease in comparable store sales in the outlet stores.

Gross Margin. Gross profit for the six months ended July 31, 2001 was $82.9 million (61.5% of net sales) as compared to $77.8 million (60.1% of net sales) for the six months ended July 31, 2000, a $5.1 million increase. The gross margin increase of $5.1 million primarily relates to cost reductions in the supply chain process and increased margins at the Company's outlet stores as a result of improved product offerings.

Selling, General and Administrative. Selling, General and Administrative expenses for the six months ended July 31, 2001 were $73.1 million or 54.2% of net sales, a 6.5% increase over the $68.7 million or 53.0% of net sales for the six months ended July 31, 2001. The 6.5% increase was primarily attributable to expenses associated with growth initiatives. These include additional marketing, selling and supply chain costs for the launch of the Tommy Hilfiger watch line, two new Movado Boutiques and one outlet store opened in the Fall of 2000 and one new Movado Boutique and two outlet stores opened in the second quarter of fiscal 2002.

Interest Expense. Net interest expense for the six months ended July 31, 2001 decreased by $0.2 million or 6.2% as compared to interest expense for the six months ended July 31, 2000. The decrease in interest expense is principally due to a decline in interest rates. Average debt outstanding during the six months ended July 31, 2001 was flat as compared to the six months ended July 31, 2000.

Income Taxes. The Company recorded a tax expense of $1.9 million for the six months ended July 31, 2001 as compared to an expense of $1.5 million for the six months ended July 31, 2000. Taxes were recorded at a 28% rate for fiscal 2002 as compared to a 25% rate for fiscal 2001. The Company's effective tax rate of 28%, reflects the Company's current expectation that U.S. sourced earnings will gradually increase as a percentage of the overall earnings mix. However, there can be no assurance of this result as it is dependent on a number of factors, including the mix of foreign to domestic earnings, local statutory tax rates and the Company's ability to utilize net operating loss carryforwards in certain jurisdictions.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2001 AS COMPARED TO THE THREE MONTHS ENDED JULY 31, 2000.

Net sales: Comparative net sales by product class were as follows (in thousands):

                                                                   Three Months Ended July 31,
                                                                   2001                 2000
                                                                 ----------           ----------

                Wholesale Watch Business
                    Domestic                                     $52,264                 $53,392
                    International                                 12,967                  12,103
                Other                                             13,121                  10,678
                                                                 -------                 -------
                Net Sales                                        $78,352                 $76,173
                                                                 =======                 =======


Net sales increased by $2.2 million or 2.9% for the three months ended July 31, 2001 as compared to the three months ended July 31, 2000. Domestic sales of our wholesale watch business decreased by $1.1 million or 2.0% as compared to the prior year. This is a reflection of the slowdown in the retail environment and domestic economy which led to sales decreases in our Concord, ESQ and Coach brand sales. These decreases were offset by continued growth in our Movado brand and the continued roll out of our Tommy Hilfiger watch brand. International wholesale watch sales increased by $0.9 million or 7.2% despite a stronger U.S. dollar versus the prior year. Without the impact of the strong U.S. dollar, International sales increased by 11.8% for the quarter. International sales were led by double digit increases in our Movado brand. International sales of our Concord and Coach were relatively flat as compared to the prior year quarter.

Other net sales, which include sales from the Company's outlet stores, the Movado Boutiques and after sales service business, increased by $2.4 million or 22.2%. Growth in the other sales category was primarily attributable to new store openings, comparable store sales increases in the Movado Boutiques and an increase in service revenue. Comparable store sales in our outlet stores were flat as compared to the prior year quarter.

Gross Margin. Gross profit for the three months ended July 31, 2001 was $48.0 million (61.2% of net sales) as compared to $45.8 million (60.1% of net sales) for the three months ended July 31, 2000, a $2.2 million increase. The gross margin increase of $2.2 million primarily relates to cost reductions in the supply chain process and increased margins at the Company's outlet stores as a result of improved product offerings.

Selling, General and Administrative. Selling, General and Administrative expenses for the quarter were $39.2 million or 50.0% of net sales, a 4.2% increase over the $37.6 million or 49.4% of net sales in the second quarter of last year. The 4.2% increase was primarily attributable to expenses associated with growth initiatives. These include additional marketing, selling and supply chain costs for the launch of the Tommy Hilfiger watch line, two new Movado Boutiques and one outlet store opened in the Fall of 2000 and one new Movado Boutique and two outlet stores opened in the second quarter of fiscal 2002.

Interest Expense. Net interest expense for the three months ended July 31, 2001 decreased by $0.2 million or 10.7% as compared to interest expense for the three months ended July 31, 2000. The decrease in interest expense reflects a decline in interest rates.

Income Taxes. The Company recorded a tax expense of $2.0 million for the three months ended July 31, 2001 as compared to a expense of $1.6 million for the three months ended July 31, 2000. Taxes were recorded at a 28% rate for fiscal 2002 as compared to a 25% rate for fiscal 2001. The Company's effective tax rate of 28%, which reflects the Company's current expectation that U.S. sourced earnings will gradually increase as a percentage of the overall earnings mix. However, there can be no assurance of this result as it is dependent on a number of factors, including the mix of foreign to domestic earnings, local statutory tax rates and the Company's ability to utilize net operating loss carryforwards in certain jurisdictions.

LIQUIDITY AND FINANCIAL POSITION

Cash flows used in operating activities for the six months ended July 31, 2001 were $38.8 million as compared to $23.9 million for the six months ended July 31, 2000. The increase in cash used in operating activities is the result of higher seasonal inventory build in preparation for the Holiday season and the new Tommy Hilfiger watch brand, cash outlays for a new Movado Boutique and the payment of management bonuses, salesmen commissions and income taxes.

The Company used $5.4 million of cash for investing activities for the six months ended July 31, 2001 as compared to $4.4 million for the six months ended July 31, 2000. The increase in cash used in investing activities was due to an increase of capital expenditures made during the six months ended July 31, 2001 of $4.9 million as compared to $3.9 million made in the same period of the prior year. Capital expenditures for fiscal 2002 were primarily for construction of the new Paramus, NJ leased office, information systems enhancements and three new Movado Boutiques. Capital expenditures for fiscal 2001 were primarily for the implementation of the new enterprise wide information system in Switzerland.

Cash provided by financing activities amounted to $35.9 million for the six months ended July 31, 2001 as compared to $10.1 million for the six months ended July 31, 2000. The increase in cash provided by financing activities represents an increase in bank borrowings offset by the Company not repurchasing stock as compared to repurchases made in the prior year.

At July 31, 2001, the Company had two series of Senior Notes outstanding. Senior Notes due January 31, 2005 were originally issued in a private placement completed in fiscal 1994. These notes have required annual principal payments of $5.0 million since January 1998. Accordingly, such amounts have been classified as a current liability in fiscal 2002 and 2001. The Company repaid $5.0 million of principal related to these notes in the fourth quarter of fiscal 2001 and is scheduled to repay an additional $5.0 million in the fourth quarter of fiscal 2002. At July 31, 2001, $20.0 million in principal related to these notes remained outstanding.

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

During the second quarter of fiscal 2001, the Company completed the renewal of its revolving credit and working capital lines with its bank group. The new agreement provides for a three year $100.0 million unsecured revolving line of credit and $15.0 million of uncommitted working capital lines. At July 31, 2001, the Company had $44.4 million of outstanding borrowings under its bank lines as compared to $30.0 million at July 31, 2000. The increase in borrowings at the end of the second quarter as compared to the prior year period was primarily the result of a reduction in cash balances available to fund seasonal working capital requirements and the Company's growth initiatives.

Under a series of share repurchase authorizations approved by the Board of Directors, the Company has maintained a discretionary share buy-back program. There were no current year purchases under the repurchase program as compared to $5.8 million for the comparable prior year period.

The Company paid dividends of $698,000 as compared to $577,000 for the six months ended July 31, 2001 and 2000, respectively. The increase is attributable to the raising of the quarterly dividend to $0.03 per share in fiscal 2002 from $0.025 per share in fiscal 2001.

Cash and cash equivalents at July 31, 2001 amounted to $13.6 million compared to $8.2 million at July 31, 2000. Debt to total capitalization at July 31, 2001 was 36.0% as compared to 35.0% at July 31, 2000.

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

                                               MOVADO GROUP, INC.
                                                 (Registrant)

Dated:     September 14, 2001            By:    /s/ Kennith C. Johnson
                                            ---------------------------------
                                                Kennith C. Johnson
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Chief Financial Officer and
                                                Principal Accounting Officer)