Form 10-Q
period 2001-10-31
MOVADO GROUP INC
filed 2001-12-14
CIK 72573

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

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2001

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-22378

                               MOVADO GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                         NEW YORK                                  13-2595932
             (State or other jurisdiction of                     (IRS Employer
              incorporation or organization)                  Identification No.)

            650 FROM ROAD, PARAMUS, NEW JERSEY                       07652
         (Address of Principal Executive Offices)                  (Zip Code)

                                 (201) 267-8000
              (Registrant's telephone number, including area code)

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

     As of December 7, 2001 the Registrant had 3,483,276 shares of Class A Common Stock, par value $0.01 per share, outstanding and 9,759,235 shares of Common Stock, par value $0.01 per share, outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              MOVADO GROUP, INC.

                    INDEX TO QUARTERLY REPORT ON FORM 10-Q
                               OCTOBER 31, 2001

                                                                          Page
                                                                          ----
Part I   Financial Information

         Item 1.    Consolidated Balance Sheets at October 31, 2001,
                    January 31, 2001 and October 31, 2000                   3

                    Consolidated Statements of Income  for the nine
                    months and three months ended October 31, 2001 and
                    2000                                                    4

                    Consolidated Statements of Cash Flows for the nine
                    months ended October 31, 2001 and 2000                  5

                    Notes to Consolidated Financial Statements              6

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                     9

Part II  Other Information

         Item 1.    Legal Proceedings                                       14

         Item 4.    Submission of Matters to a Vote of Security Holders     14

         Item 6.    Exhibits and Reports on Form 8-K                        15

Signatures                                                                  16

Exhibit Index                                                               17


                        PART 1 - FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                              MOVADO GROUP, INC.
                         CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)
                                 (Unaudited)

                                                    OCTOBER 31,        JANUARY 31,       OCTOBER 31,
                                                       2001               2001              2000
                                                       ----               ----              ----
ASSETS

Current assets:
   Cash and cash equivalents                         $  20,259         $  23,059         $  11,161
   Trade receivables, net                              127,671            98,797           131,143
   Inventories                                         106,603            95,863            86,170
   Other current assets                                 23,599            23,501            20,162
                                                     ---------         ---------         ---------
     Total current assets                              278,132           241,220           248,636

Plant, property and equipment, net                      36,492            32,906            29,683
Other assets                                            17,653            16,279            15,564
                                                     ---------         ---------         ---------
                                                     $ 332,277         $ 290,405         $ 293,883
                                                     =========         =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Loans payable to banks                            $  46,500         $   8,800         $  37,840
   Current portion of long-term debt                     5,000             5,000             5,000
   Accounts payable                                     26,133            28,819            19,902
   Accrued liabilities                                  27,671            28,157            20,798
   Deferred and current taxes payable                    9,103            15,807             9,522
                                                     ---------         ---------         ---------
     Total current liabilities                         114,407            86,583            93,062

Long-term debt                                          40,000            40,000            45,000
Deferred and non-current foreign income taxes            3,515             3,517             4,771
Other liabilities                                        1,295               835             1,279
                                                     ---------         ---------         ---------
     Total liabilities                                 159,217           130,935           144,112
                                                     ---------         ---------         ---------

Shareholders' equity:
   Preferred stock, $0.01 par value,
     5,000,000 shares authorized; no
     shares issued                                          --                --                --
   Common stock, $0.01 par value,
     20,000,000 shares authorized;
     9,756,611, 9,600,435 and 9,513,172
     shares issued, respectively                            98                96                95
   Class A common stock, $0.01 par value,
     10,000,000 shares authorized; 3,509,733,
     3,509,733 and 3,509,733 shares issued
     and outstanding, respectively                          35                35                35
   Capital in excess of par value                       68,504            67,242            66,266
   Retained earnings                                   149,540           138,176           134,858
   Accumulated other comprehensive income              (17,425)          (18,169)          (23,573)
   Treasury stock, 1,544,487, 1,556,670 and
   1,556,670 shares, at cost, respectively             (27,692)          (27,910)          (27,910)
                                                     ---------         ---------         ---------
                                                       173,060           159,470           149,771
                                                     ---------         ---------         ---------
                                                     $ 332,277         $ 290,405         $ 293,883
                                                     =========         =========         =========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MOVADO GROUP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
              (in thousands, except share and per share amounts)
                                 (Unaudited)

                                            NINE MONTHS ENDED              THREE MONTHS ENDED
                                                OCTOBER 31,                     OCTOBER 31,
                                                -----------                     -----------
                                           2001             2000           2001            2000
                                           ----             ----           ----            ----
Net sales                               $ 224,967         $234,634        $90,103        $105,122

Costs and expenses:
    Cost of sales                          86,154           91,613         34,224          39,927
    Selling, general and
    administrative                        119,475          115,394         46,369          46,723
                                        ---------         --------        -------        --------

Operating income                           19,338           27,627          9,510          18,472

Net interest expense                        4,092            4,808          1,204           1,729
                                        ---------         --------        -------        --------

Income before income taxes and
 cumulative effect of a change in
 accounting principle                      15,246           22,819          8,306          16,743

Provision for income taxes                  2,725            5,705            782           4,186
                                        ---------         --------        -------        --------

Income before cumulative effect
 of a change in accounting
 principle                                 12,521           17,114          7,524          12,557

Cumulative effect of a change in
 accounting principle, net of a
 tax benefit of $42                          (109)              --             --              --
                                        ---------         --------        -------        --------

Net income                              $  12,412         $ 17,114        $ 7,524        $ 12,557
                                        =========         ========        =======        ========

Basic income (loss) per share
     Income before cumulative
        effect of a change
        in accounting principle         $    1.07         $   1.46        $  0.64        $   1.09
     Cumulative effect of a
        accounting change                   (0.01)              --             --              --
                                        ---------         --------        -------        --------

Net income per share                    $    1.06         $   1.46        $  0.64        $   1.09
                                        =========         ========        =======        ========
Weighted basic average shares
 outstanding                               11,668           11,702         11,704          11,497
                                        =========         ========        =======        ========
Diluted income (loss) per share
     Income before cumulative
        effect of a change
        in accounting principle         $    1.05         $   1.44        $  0.63        $   1.07
     Cumulative effect of a
        accounting change                   (0.01)              --             --              --
                                        ---------         --------        -------        --------
Net income per share                    $    1.04         $   1.44        $  0.63        $   1.07
                                        =========         ========        =======        ========
Weighted diluted average shares
 outstanding                               11,964           11,908         12,023          11,783
                                        =========         ========        =======        ========
Dividends declared per share            $    0.09         $  0.075        $  0.03        $  0.025
                                        =========         ========        =======        ========


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MOVADO GROUP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (Unaudited)

                                                        NINE MONTHS ENDED OCTOBER 31,
                                                        -----------------------------
                                                            2001             2000
                                                            ----             ----
Cash flows from operating activities:
  Net income                                             $ 12,412         $ 17,114
  Adjustments to reconcile net income to net cash
  used in operating activities:
    Depreciation and amortization                           5,861            4,328
    Deferred and non-current foreign income taxes              --               28
    Provision for losses on accounts receivable               840              716
        Provision for losses on inventory                     422              378
    Changes in current assets and liabilities:
        Trade receivables                                 (30,324)         (37,408)
        Inventories                                       (11,206)         (12,255)
        Other current assets                               (3,168)          (7,169)
        Accounts payable                                   (2,821)           3,107
        Accrued liabilities                                 3,392            2,245
        Deferred & current taxes payable                   (6,290)           4,108
        Other non-current assets                             (341)           1,602
        Other non-current liabilities                         460              108
                                                         --------         --------
  Net cash used in operating activities                   (30,763)         (23,098)
                                                         --------         --------

Cash flows from investing activities:
  Capital expenditures                                     (9,069)          (7,004)
  Goodwill, trademarks and other intangibles                 (620)            (741)
                                                         --------         --------
  Net cash used in investing activities                    (9,689)          (7,745)
                                                         --------         --------

Cash flows from financing activities:
  Net proceeds from bank borrowings                        37,700           24,340
  Stock options exercised                                   1,262               79
  Dividends paid                                           (1,048)            (863)
  Issuance of treasury stock                                  218               --
  Purchase of treasury stock                                   --           (7,328)
                                                         --------         --------
  Net cash provided by financing activities                38,132           16,228
                                                         --------         --------

Effect of exchange rate changes on cash and cash
  equivalents                                                (480)            (839)
                                                         --------         --------
Net decrease in cash and cash equivalents                  (2,800)         (15,454)

Cash and cash equivalents at beginning of period           23,059           26,615
                                                         --------         --------

Cash and cash equivalents at end of period               $ 20,259         $ 11,161
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

NOTE 2 - INVENTORIES

Inventories consist of the following (in thousands):

                               OCTOBER 31,    JANUARY 31,    OCTOBER 31,
                                  2001           2001           2000
                                  ----           ----           ----
         Finished goods         $ 67,462        $60,909        $48,387
         Component parts          33,062         30,942         33,530
         Work-in-process           6,079          4,012          4,253
                                --------        -------        -------
                                $106,603        $95,863        $86,170
                                ========        =======        =======

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows (in thousands):

                                                      NINE MONTHS
                                                    ENDED OCTOBER 31,
                                                    -----------------
                                                   2001          2000
                                                   ----          ----
         Cash paid during the period for:
           Interest                              $3,843        $4,861
           Income taxes                          $9,322        $3,165

NOTE 4  - COMPREHENSIVE INCOME

The components of comprehensive income for the nine months and three months ended October 31, 2001 and 2000 are as follows (in thousands):

                                                          NINE MONTHS ENDED               THREE MONTHS ENDED
                                                          -----------------               ------------------
                                                     OCTOBER 31,      OCTOBER 31,     OCTOBER 31,     OCTOBER 31,
                                                        2001             2000            2001            2000
                                                        ----             ----            ----            ----
         Net income                                   $ 12,412         $ 17,114         $ 7,524        $ 12,557

         Other comprehensive income (expense):
         Foreign currency translation
            adjustment                                    (214)          (7,111)          6,485          (9,467)
         Net unrealized gain on foreign
            currency forward exchange
            contracts and other                            904               --             452              --
         Net unrealized gain on
            investments                                     54               --              54              --
                                                      --------         --------         -------        --------
         Total other comprehensive income (loss)           744           (7,111)          6,991          (9,467)
                                                      --------         --------         -------        --------

         Total comprehensive income                   $ 13,156         $ 10,003         $14,515        $  3,090
                                                      ========         ========         =======        ========

NOTE 5 - SEGMENT INFORMATION

The Company conducts its business primarily in two operating segments:
"Wholesale" and "Other". The Company's wholesale segment includes the designing, manufacturing and distribution of quality watches. Other includes the Company's retail and service center operations. Operating segment data for the nine months and three months ended October 31, 2001 and 2000 are as follows (in thousands):

                                   FOR THE NINE MONTHS ENDED OCTOBER 31,
                                   -------------------------------------
                                 NET SALES                    OPERATING INCOME
                                 ---------                    ----------------
                            2001            2000            2001             2000
                            ----            ----            ----             ----
Wholesale                 $189,597        $205,068        $ 21,024         $ 31,608
Other                       35,370          29,566          (1,686)          (3,981)
                          --------        --------        --------         --------
Consolidated total        $224,967        $234,634        $ 19,338         $ 27,627
                          ========        ========        ========         ========

                                  FOR THE THREE MONTHS ENDED OCTOBER 31,
                                  --------------------------------------
                                 NET SALES                   OPERATING INCOME
                                 ---------                   ----------------
                            2001            2000           2001             2000
                            ----            ----           ----             ----
Wholesale                 $77,313        $ 94,604        $ 9,964         $ 20,399
Other                      12,790          10,518           (454)          (1,927)
                          -------        --------        -------         --------
Consolidated total        $90,103        $105,122        $ 9,510         $ 18,472
                          =======        ========        =======         ========

NOTE 6 -  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") SFAS No. 141, "Business Combinations" effective for all business combinations completed after June 30, 2001 and SFAS No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. On August 16, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligation", which is effective for financial statements issued for fiscal years beginning after June 15, 2002. On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for financial statements issued for fiscal years beginning after December 15, 2001. Upon adoption of these standards, the Company does not expect a significant impact on its financial position, earnings or cash flows.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED OCTOBER 31, 2001 AS COMPARED TO THE NINE MONTHS ENDED OCTOBER 31, 2000.

Net sales: Comparative net sales by product class were as follows (in thousands):

                               NINE MONTHS ENDED OCTOBER 31,
                                  2001            2000
                                  ----            ----
Wholesale Watch Business
    Domestic                    $152,212        $173,135
    International                 37,385          31,933
Other                             35,370          29,566
                                --------        --------
Net sales                       $224,967        $234,634
                                ========        ========

Net sales decreased by $9.7 million or 4.1% for the nine months ended October 31, 2001 as compared to the nine months ended October 31, 2000. Domestic sales of our wholesale watch business decreased by $20.9 million or 12.0% as compared to the prior year. Domestic sales decreases for the nine months is the reflection of a significant decrease in the third quarter as a result of a difficult economic environment, further impacted by the tragic events of September 11th. The Company experienced sales declines in all of its brands offset by sales of our new Tommy Hilfiger watch brand, which was launched during the first quarter of fiscal 2002. Despite the weak U.S. economic environment our international wholesale watch sales increased by $5.5 million or 17.1%. International sales were led by double-digit sales growth in our Movado and Concord brands and single digit sales growth in our Coach brand.

Other net sales, which include sales from the Company's outlet stores, the Movado Boutiques and after sales service business, increased by $5.8 million or 19.6%. Growth in the other sales category was primarily attributable to new store openings, comparable store sales increases in the Movado Boutiques and an increase in after sales service revenue. The increases in retail sales were offset by a decrease in comparable store sales in the outlet stores.

Gross Margin. Gross profit for the nine months ended October 31, 2001 was $138.8 million (61.7% of net sales) as compared to $143.0 million (61.0% of net sales) for the nine months ended October 31, 2000, a $4.2 million decrease. The gross margin percent increase of 70 basis points primarily relates to efficiencies in the supply chain process and increased margins at the retail operations as a result of improved product offerings. The gross margin decrease of $4.2 million is a result of the Company's sales decrease in the third quarter of fiscal 2002.

Selling, General and Administrative. Selling, General and Administrative expenses for the nine months ended October 31, 2001 were $119.5 million or 53.1% of net sales, a 3.5% increase over the $115.4 million or 49.2% of net sales for the nine months ended October 31, 2000. The 3.5% increase was primarily attributable to a $2.7 million one-time severance and early retirement charge recorded in the third quarter. Excluding the one-time charge expenses would have increased by $1.4 million or 1.2%. This increase is associated with growth initiatives which include the launch of the Tommy Hilfiger watch line, five new Movado Boutique and three new outlet stores.

Interest Expense. Net interest expense for the nine months ended October 31, 2001 decreased by $0.7 million or 14.9% as compared to interest expense for the nine months ended October 31, 2000. The decrease in interest expense is principally due to a decline in interest rates.

Income Taxes. The Company recorded a tax expense of $2.7 million for the nine months ended October 31, 2001 as compared to an expense of $5.7 million for the nine months ended October 31, 2000. Taxes were recorded at a 18% rate for fiscal 2002 as compared to a 25% rate for fiscal 2001. The Company's effective annual tax rate of 18% reflects the Company's current expectation that due to a weak U.S. economic environment U.S. sourced earnings will decrease as a percentage of the overall earnings mix. This result is dependent on a number of factors, including the mix of foreign to domestic earnings, local statutory tax rates and the Company's ability to utilize net operating loss carryforwards in certain jurisdictions.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2001 AS COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2000.

Net sales: Comparative net sales by product class were as follows (in thousands):

                                         THREE MONTHS ENDED OCTOBER 31,
                                              2001          2000
                                              ----          ----
           Wholesale Watch Business
               Domestic                      $63,523       $83,121
               International                  13,790        11,483
           Other                              12,790        10,518
                                              ------        ------
           Net Sales                         $90,103      $105,122
                                             =======      ========

Net sales decreased by $15.0 million or 14.3% for the three months ended October 31, 2001 as compared to the three months ended October 31, 2000. Domestic sales of our wholesale watch business decreased by $19.6 million or 23.6% as compared to the prior year. This decrease is a result of retailers aggressively managing their inventory due to a weak U.S. economic environment compounded by the tragic events of September 11th. These events led to sales decreases in all of the Company's brands offset by the continued roll out of our Tommy Hilfiger watch brand. International wholesale watch sales increased by $2.3 million or 20.1% led by double digit increases in our Movado, Concord and Coach brands.

Other net sales, which include sales from the Company's outlet stores, the Movado Boutiques and after sales service business, increased by $2.3 million or 21.6%. Growth in the other sales category was primarily attributable to new store openings, comparable store sales increases in the Movado Boutiques and an increase in after sales service revenue. Comparable store sales increased 6.6% in the Movado Boutiques and flat in our outlet stores as compared to the prior year quarter.

Gross Margin. Gross profit for the three months ended October 31, 2001 was $55.9 million (62.0% of net sales) as compared to $65.2 million (62.0% of net sales) for the three months ended October 31, 2000. The gross margin percent reflects the Company's ability to continue to maintain the cost reductions initiated in the supply chain process and increased margins at the Company's outlet stores as a result of improved product offerings.

Selling, General and Administrative. Selling, General and Administrative expenses for the quarter were $46.4 million or 51.5% of net sales as compared to $46.7 million or 44.4% of net sales in the third quarter of last year. Excluding the one-time charge for severance and early retirement of $2.7 million, selling, general and administrative expenses would have decreased by 6.5% as compared to the prior year third quarter. This decrease is the result of the Company's productivity improvement initiatives to reduce the Company's operating expenses which were realized even with the expenses incurred for the Company's growth initiatives. These growth initiatives include the continued launch of the Tommy Hilfiger watch line and the expansion of our retail operations.

Interest Expense. Net interest expense for the three months ended October 31, 2001 decreased by $0.5 million or 30.4% as compared to interest expense for the three months ended October 31, 2000. The decrease in interest expense reflects a decline in interest rates.

Income Taxes. The Company recorded a tax expense of $0.8 million for the three months ended October 31, 2001 as compared to an expense of $4.2 million for the three months ended October 31, 2000. Taxes were recorded at an annual rate of 18% for fiscal 2002 as compared to a 25% rate for fiscal 2001. During the quarter, the Company's estimated annual tax rate changed from 28% to 18%.
This change reflects the Company's current expectations that U.S. source earnings will decrease as a percentage of the overall earnings mix. This result is dependent on a number of factors, including the mix of foreign to domestic earnings, local statutory tax rates and the Company's ability to utilize net operating loss carryforwards in certain jurisdictions. The tax expense for the third quarter includes an adjustment of taxes for the difference between the 18% annual tax rate versus the 28% tax rate used to record tax expenses for the six months ended July 31, 2001.


LIQUIDITY AND FINANCIAL POSITION

Cash flows used in operating activities for the nine months ended October 31, 2001 were $30.5 million as compared to $23.1 million for the nine months ended October 31, 2000. The increase in cash used in operating activities is principally due to tax payments made this year of $9.3 million as compared to $3.2 million in the prior year and a decrease in net income of $4.7 million.

The Company used $9.7 million of cash for investing activities for the nine months ended October 31, 2001 as compared to $7.7 million for the nine months ended October 31, 2000. The increase in cash used in investing activities was due to an increase of capital expenditures made during the nine months ended October 31, 2001 of $9.1 million as compared to $7.0 million made in the same period of the prior year. Capital expenditures for fiscal 2002 were primarily for construction of the new Paramus, NJ leased office, information systems enhancements and three new Movado Boutiques. Capital expenditures for fiscal 2001 were primarily for the implementation of the new enterprise wide information system in Switzerland.

Cash provided by financing activities amounted to $37.9 million for the nine months ended October 31, 2001 as compared to $16.2 million for the nine months ended October 31, 2000. The increase in cash provided by financing activities represents an increase in bank borrowings of $13.4 million and stock options exercised offset by the Company making no stock repurchases this year as compared to $7.3 million of repurchases made in the prior year.

At October 31, 2001, the Company had two series of Senior Notes outstanding. Senior Notes due January 31, 2005 were originally issued in a private placement completed in fiscal 1994. These notes have required annual principal payments of $5.0 million since January 1998. Accordingly, such amounts have been classified as a current liability in fiscal 2002 and 2001. The Company repaid $5.0 million of principal related to these notes in the fourth quarter of fiscal 2001 and is scheduled to repay an additional $5.0 million in the fourth quarter of fiscal 2002. At October 31, 2001, $20.0 million in principal related to these notes remained outstanding.

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

During the second quarter of fiscal 2001, the Company completed the renewal of its revolving credit and working capital lines with its bank group. The new agreement provides for a three year $100.0 million unsecured revolving line of credit and $15.0 million of uncommitted working capital lines. At October 31, 2001, the Company had $46.5 million of outstanding borrowings under its bank lines as compared to $37.8 million at October 31, 2000. The increase in borrowings at the end of the third quarter as compared to the prior year period was primarily to fund seasonal working capital requirements and the Company's growth initiatives.

Under a series of share repurchase authorizations approved by the Board of Directors, the Company has maintained a discretionary share buy-back program. There were no current year purchases under the repurchase program as compared to $7.3 million for the comparable prior year period.

The Company paid dividends of $1.1 million as compared to $0.9 million for the nine months ended October 31, 2001 and 2000, respectively. The increase is attributable to the raising of the quarterly dividend to $0.03 per share in fiscal 2002 from $0.025 per share in fiscal 2001.

Cash and cash equivalents at October 31, 2001 amounted to $20.3 million as compared to $11.2 million at October 31, 2000. Debt to total capitalization at October 31, 2001 was 34.6% as compared to 37.0% at October 31, 2000.

The Company expects that capital expenditures in the future will approximate the average of fiscal 2001 and 2000 levels.

                           PART II-OTHER INFORMATION


Item 1.  Legal proceedings

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         On June 19, 2001 the Company held its annual meeting of shareholders at the offices of Simpson Thacher & Bartlett located at 425 Lexington Avenue, New York, New York.


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

       (iii)    A proposal to amend the Company's 1996 Stock Incentive Plan.

        (iv)    A proposal to adopt the Company's Executive Performance Plan.


                With respect to the above referenced proposals that were voted on at the annual shareholders meeting, the following votes were tabulated. There were no broker non-votes.

                Proposal (i) on election of directors:

                                                                  Withheld/      Exception/
               Nominee                               For           Against         Abstain
---------------------------------------------    -------------  -------------  ------------
Margaret Hayes Adame.........................      38,697,759     1,126,981       372,941
Richard Cote.................................      38,334,866     1,489,874       372,941
Efraim Grinberg..............................      38,329,442     1,495,298       372,941
Gedalio Grinberg.............................      38,329,442     1,495,298       372,941
Alan H. Howard...............................      38,702,283     1,122,457       372,941
Donald Oresman...............................      38,697,759     1,126,981       372,941
Leonard L. Silverstein.......................      38,696,259     1,128,481       372,941

Proposal (ii) on ratification of appointment
of accountants...............................      39,747,064        74,549         3,127
Proposal (iii) on amendment of 1996 Stock
Incentive Plan...............................      34,563,289     3,177,060        42,106
Proposal (iv) on adoption of the Executive
Performance Plan.............................      38,517,662     1,265,151        41,927

                          PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     10.1 Sublease Agreement entered into as of October 1, 2001 by and between Movado Group, Inc., as sub-landlord, and National
               Financial Services LLC, as sub-tenant.

     10.2      Second Amendment of Lease dated July 26, 2001 between Mack-Cali
               Realty, L.P., as landlord, and Movado Group, Inc., as tenant, further amending lease dated as of December 21, 2000.

     10.3 First Amendment of Sublease Agreement dated October 10, 2001 by and between Movado Group, Inc., as sub-landlord, and National
               Financial Services LLC, as sub-tenant, further amending sublease dated October 1, 2001.

     10.4      Third Amendment of Lease dated November 6, 2001 between Mack-Cali
               Realty, L.P., as lessor, and Movado Group, Inc., as lessee, further amending lease dated as of December 21, 2000.

     (b)  Reports on Form 8-K

          None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                MOVADO GROUP, INC.
                                                   (Registrant)

Dated:  September 14, 2001                  By:     /s/ Eugene J. Karpovich
                                                    ---------------------------
                                                    Eugene J. Karpovich
                                                    Senior Vice President and
                                                    Chief Financial Officer
                                                    (Chief Financial Officer
                                                    and Principal Accounting
                                                    Officer)

                                EXHIBIT INDEX


Exhibit
 Number                           Description
-------    --------------------------------------------------------------------

 10.1 Sublease Agreement entered into as of October 1, 2001 by and between Movado Group, Inc., as sub-landlord, and National Financial Services LLC, as sub-tenant.

 10.2 Second Amendment of Lease dated July 26, 2001 between Mack-Cali Realty, L.P., as landlord, and Movado Group, Inc., as tenant, further amending lease dated as of December 21, 2000.

 10.3 First Amendment of Sublease Agreement dated October 10, 2001 by and between Movado Group, Inc., as sub-landlord, and National Financial Services LLC, as sub-tenant, further amending sublease dated October 1, 2001.

 10.4 Third Amendment of lease dated November 6, 2001 between Mack-Cali Realty, L.P., as lessor, and Movado Group, Inc., as lessee, for additional space at Mack-Cali II, One Mack Drive, Paramus, NJ.