Form 10-K
period 2002-01-31
MOVADO GROUP INC
filed 2002-04-30
CIK 72573

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(Mark one)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934
                    FOR FISCAL YEAR ENDED JANUARY 31, 2002,

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

     Based on the closing sales price of the Common Stock as of April 23, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $212,749,776. For purposes of this computation, each share of Class A Common Stock is assumed to have the same market value as one share of Common Stock into which it is convertible and only shares of stock held by directors and executive officers were excluded.

     The number of shares outstanding of the registrant's Common Stock and Class A Common Stock as of April 23, 2001 were 9,797,776 and 3,509,733 respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement relating to Registrant's 2001 annual meeting of shareholders (the "Proxy Statement") are incorporated by reference in Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I


Item 1. Business

CORPORATE ORGANIZATION

Movado Group, Inc. is a designer, manufacturer and distributor of quality watches with prominent brands sold in almost every price category comprising the watch industry. Unless the context indicates otherwise all references to the "Company" or "MGI" include Movado Group, Inc. and its subsidiaries. The Company was incorporated in New York in 1967 to acquire Piaget Watch Corporation and Corum Watch Corporation, which had been, respectively, the exclusive importers and distributors of Piaget and Corum watches in the United States since the 1950's. On February 22, 1999, the Company completed the sale of its Piaget business to VLG North America, Inc. ("VLG") and on January 14, 2000, the Company completed the sale of its Corum business to Corum Reis Bannwart & Co. SA ("Corum Switzerland").

In 1970, the Company acquired the Swiss manufacturer of Concord watches, which had been manufacturing Concord watches since 1908, and in 1983, the Company acquired the U.S. distributor of and substantially all the assets related to the Movado watch brand from the Swiss manufacturer of Movado watches. The Movado brand was established in 1881 and has since become the flagship brand of the Company.

On October 7, 1993, the Company completed a public offering of 2,666,667 shares of common stock, par value $.01 per share (the "Common Stock"). On October 21, 1997, the Company completed a secondary stock offering in which 1,500,000 shares of Common Stock were issued. On May 21, 2001, the Company moved from the NASDAQ National Market to The New York Stock Exchange ("NYSE"). The Common Stock is traded on the NYSE under the trading symbol MOV.

The Company operates internationally through wholly owned subsidiaries in Switzerland, Hong Kong, Japan and Singapore. Its executive offices are located in Paramus, New Jersey with operations throughout the United States and Canada.

INDUSTRY OVERVIEW

The largest markets for watches are North America, Western Europe and the Far East. According to the Federation of the Swiss Watch Industry, Swiss finished watch production was 27.8 million units or approximately 10.5 billion Swiss francs in 2001, an increase of 4% or 0.4 million Swiss francs above 2000 production. This increase was due to the average unit price increasing from 312 Swiss francs per unit in 2000 to 367 Swiss francs per unit in 2001 offset by an 11.5% decline in Swiss watch unit production. The Company's Swiss watch brands include Movado, Concord, ESQ and Coach.

The Company divides the watch market into six principal categories as set forth in the following table:

                                                        PRIMARY CATEGORY OF
                               SUGGESTED RETAIL          MOVADO GROUP, INC.
     MARKET CATEGORY              PRICE RANGE                 BRANDS
   -------------------       --------------------     -----------------------
        Exclusive              $10,000 and over               Concord
         Luxury                $1,000 to $9,999         Concord and Movado
         Premium                 $500 to $999            Movado and Coach
        Moderate                 $125 to $499              ESQ and Coach
   Fashion Watch Market          $55 to $124              Tommy Hilfiger
        Mass Market              Less than $55                   -

The Company's Concord watches compete primarily in the Luxury category of the market, although certain Concord watches compete in the Exclusive category. The Company's Movado watches compete primarily in the Premium category of the market, although certain Movado watches compete in the Luxury category. The Company's Coach brand competes in both the Premium and Moderate categories. The ESQ line competes in the Moderate category of the market. The Company entered the Fashion Watch Market category in March 2001 with the launch of the Tommy Hilfiger line of watches manufactured, distributed and marketed under a license agreement with Tommy Hilfiger Licensing, Inc. The Company does not sell watches in the Mass Market category.

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

Premium Watches

The majority of Premium watches are quartz-analog watches. These watches typically are made with gold finish, stainless steel or a combination of gold finish and stainless steel. Premium watches are manufactured primarily in Switzerland, although some are manufactured in the Far East. In addition to a majority of the Company's Movado and Coach watches, well-known brand names of Premium watches include Gucci, Rado and Raymond Weil.

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

Fashion Watch Market Watches

Watches comprising the Fashion Watch Market are primarily quartz-analog watches but also include some digital watches. Digital watches, unlike quartz-analog watches, have no moving parts. Instead, time is kept by electronic microchips and is displayed as discrete Arabic digits illuminated on the watch face by light emitting diodes (LED's) or liquid crystal displays (LCD's). Watches in the Fashion Watch Market category are generally made with stainless steel, gold finish, brass and/or plastic and are manufactured primarily in the Far East. Fashion Watch Market watches are based on designs and use features that attempt to reflect current and emerging fashion trends. Many are sold under licensed designer and brand names that are well known principally in the apparel industry. In addition to the Company's Tommy Hilfiger brand, well-known brands of Fashion Watch Market watches include Anne Klein II, DKNY, Guess, Kenneth Cole, Swatch and Fossil.

Mass Market Watches

Mass Market watches typically consist of digital watches and analog watches made from stainless steel, brass and/or plastic and are manufactured in the Far East. Well known brands include Casio, Citizen, Pulsar, Seiko and Timex.

PRODUCTS

During fiscal 2002, the Company marketed five distinctive brands of watches:
Movado, Concord, ESQ, Coach and Tommy Hilfiger, which compete in the Exclusive, Luxury, Premium, Moderate and Fashion Watch Market categories. The Company designs, manufactures and contracts for the assembly of Movado and Concord watches primarily in Switzerland for sale throughout the world. ESQ and Tommy Hilfiger watches are manufactured to the Company's specifications by independent contractors located in the Far East. ESQ watches are presently sold primarily in North America and the Caribbean. Tommy Hilfiger watches are presently sold in North America, the Caribbean, Latin America and South America. Coach watches are assembled in Switzerland by independent suppliers and sold primarily in North America, the Caribbean and the Far East.

Movado

Founded in 1881 in La Chaux-de-Fonds, Switzerland, the Movado brand today includes a line of watches based on the design of the world famous Movado Museum watch and a number of other watch collections with more traditional dial designs. The design for the Movado Museum watch was the first watch design chosen by the Museum of Modern Art for its permanent collection. It has since been honored by 10 other museums throughout the world. All Movado watches have Swiss movement and are made with 14 or 18 karat gold, 18 karat gold finish, stainless steel or a combination of 18 karat gold finish and stainless steel. The majority of Movado watches have suggested retail prices between approximately $395 and $5,000.

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

Tommy Hilfiger

The Company launched Tommy Hilfiger watches in March 2001, under an exclusive agreement with Tommy Hilfiger Licensing, Inc., marketed under the TOMMY HILFIGER(R) and TOMMY(R) labels. Tommy Hilfiger watches feature quartz, digital and analog-digital movements, with stainless steel, titanium, aluminum, silver-tone, two-tone and gold-tone cases and bracelets, and leather, fabric, plastic and rubber straps. The line includes fashion and sport models with suggested retail prices from $55 to $195.

Retail Operations

The Company operates in two sectors of the retail industry the luxury boutique market and the outlet market. During fiscal 2002, retail sales amounted to $47.2 million or 15.7% of consolidated net sales. At January 31, 2002, the Company's retail operations consisted of 10 Movado Boutiques and 25 outlet stores. The Movado Boutiques, the first of which opened in 1998, sell selected models of Movado watches as well as proprietary jewelry, tabletop and personal accessory lines. The jewelry, tabletop and personal accessory lines are sold exclusively in the Movado Boutiques. The outlet stores sell discontinued models and factory seconds of all of the Company's watch brands.

Other Revenue

Other revenue includes sales from the Company's after sales service, watch repair operations and shipping income. During fiscal 2002, other revenue amounted to $8.8 million or 3.0% of consolidated net sales.

WARRANTY AND REPAIR

The Company has service facilities around the world including seven Company-owned service facilities and approximately 180 authorized independent service centers worldwide. The Company conducts training sessions for and distributes technical information and updates to repair personnel in order to maintain consistency and quality at its service facilities and authorized independent service centers. The Company's products are covered by limited warranties against defects in materials and workmanship for periods ranging from one to three years from the date of purchase for movements and up to five years for Movado watch casings and bracelets. Products that are returned under warranty to the Company are generally serviced by the Company's employees at its service facilities.

The Company retains adequate levels of component parts to facilitate after sales service of its watches for an extended period of time after the discontinuance of such watches from its core range line.

ADVERTISING

Advertising is important to the successful marketing of the Company's watches. Hence, the Company devotes significant resources to advertising. Since 1972, the Company has maintained its own in-house advertising department which the Company restructured to focus primarily on the implementation and management of global marketing and advertising strategies. The Company utilizes the creative development of advertising campaigns from outside agencies. Advertising expenditures totaled approximately 19.0%, 19.4% and 21.0% of net sales in fiscal 2002, 2001 and 2000, respectively. Advertising is developed individually for each of the Company's watch brands and is directed primarily to the ultimate consumer rather than to trade customers and is developed by targeting consumers with particular demographic characteristics appropriate to the image and price range of the brand. Advertisements are placed predominately in magazines and other print media, but are also created for radio and television campaigns, catalogues, outdoor and promotional materials.

SALES AND DISTRIBUTION

Overview

The Company divides its business into two business segments, wholesale and retail. Within wholesale there are two major geographic segments: "Domestic," which includes the results of the Company's North American and Caribbean operations and "International," which includes the results of all other Company operations. The Company's international operations are principally conducted in Europe, the Middle East and the Far East. The retail business segment operates exclusively within the United States.

Domestic Wholesale

The Company sells all of its brands in the domestic market primarily through major jewelry store chains such as Zales, Sterling, Helzberg and Fred Meyer; department stores, such as Saks, Nieman-Marcus, Macy's and Finlay and independent jewelers. Sales to trade customers in the United States and Canada are made directly by the Company's sales organization of approximately 103 employees. The sales organization is comprised of a sales force who typically specialize in a particular brand and whose compensation is predominantly on a sales commission basis. The sales force is supported by account executives and customers are serviced by multi-brand sales representatives who are compensated based on salary and incentives. Zale Corporation accounted for 9%, 10% and 13% of the Company's consolidated net sales for fiscal 2002, 2001 and 2000, respectively. At January 31, 2002 and 2001, the same trade customer accounted for 13% and 11% of consolidated trade receivables, respectively.

International Wholesale

The Company sells Movado, Concord and Coach watches internationally through its own sales force of approximately 28 employees operating from the Company's sales and distribution offices in Hong Kong, Singapore and Switzerland, and also through a network of approximately 77 independent distributors operating in numerous countries around the world. A majority of the Company's arrangements with its international distributors are long-term, generally require certain minimum purchases and restrict the distributor from selling competitive products.

Retail

The Company operates in two retail sectors, the luxury boutique market and the outlet market. The Company operates 10 Movado Boutiques in the luxury boutique market where Movado watches are sold as well as Movado jewelry, tabletop accessories and other product line extensions. In the outlet market the Company operates 25 outlet stores, which sell the Company's discontinued models and factory seconds, providing the Company with an organized and efficient method of reducing inventory without competing directly with trade customers.

BACKLOG

At March 31, 2002, the Company had unfilled customer orders of approximately $42.7 million, compared to approximately $45.8 million at March 31, 2001. The Company believes the backlog is affected by a variety of factors, including seasonality and the scheduling of the manufacture and shipment of products.

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

A majority of the watch movements used in the manufacture of Movado, Concord and ESQ watches are purchased from two suppliers. The Company obtains other watch components for all of its manufactured brands, including movements, cases, crystals, dials, bracelets and straps from a number of other suppliers. Precious stones used in the Company's watches are purchased from various suppliers and are set in the United States and Switzerland. The Company does not have long-term supply contract commitments with any of its component parts suppliers.

COMPETITION

The markets for each of the Company's watch brands are highly competitive. With the exception of The Swatch Group, Ltd., a large Swiss-based competitor, no single company competes with the Company across all of its brands. Certain companies, however, compete with Movado Group, Inc. with respect to one or more of its watch brands. Certain of these companies have, and other companies that may enter the Company's markets in the future may have, substantially greater financial, distribution, marketing and advertising resources than the Company. The Company's future success will depend, to a significant degree, upon its continued ability to compete effectively with regard to, among other things, the style, quality, price, advertising, marketing and distribution of its watch brands.

TRADEMARKS, PATENTS AND LICENSE AGREEMENTS

Movado Group, Inc. owns the trademarks MOVADO(R), CONCORD(R) and VIZIO(R), as well as trademarks for the Movado Museum dial design, and related trademarks for watches and jewelry in the United States and in numerous other countries.

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

In June 1999, the Company entered into a license agreement with Tommy Hilfiger Licensing, Inc. ("THLI"). The initial term expires December 31, 2005 but can be extended at the request of the Company through December 31, 2010 if it is in compliance with all material terms of the agreement. Under the agreement with THLI, the Company has been granted the exclusive license to use the trademark TOMMY HILFIGER(R) and related trademarks in connection with the manufacture of watches worldwide and in connection with the marketing, advertising, sale and distribution of watches at wholesale (and at retail through its outlet stores) in North America, the Caribbean, duty free and U.S. military shops worldwide. In addition, the Company has been granted the right to sell such watches in Latin and South America.

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

The Company actively seeks to protect and enforce its intellectual property rights by working with industry associations, anti-counterfeiting organizations, private investigators and law enforcement authorities, including the United States Customs Service and, when necessary, sues infringers of its trademarks and patents. Consequently, the Company is involved from time to time in litigation or other proceedings to determine the enforceability, scope and validity of these rights. With respect to the trademarks MOVADO(R) and CONCORD(R) and certain other related trademarks, the Company has received exclusion orders that prohibit the importation of counterfeit goods or goods bearing confusingly similar trademarks into the United States. In accordance with Customs regulations, these exclusion orders, however, cannot cover the importation of gray-market Movado or Concord watches because the Company is the manufacturer of such watches. All of the Company's exclusion orders are renewable.

EMPLOYEES

As of January 31, 2002, the Company has approximately 878 full-time employees in its domestic and international operations. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement. The Company has never experienced a work stoppage due to labor difficulties and believes that its employee relations are good.

FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS, SEASONALITY, FOREIGN AND DOMESTIC OPERATIONS

The Company divides its business into two business segments, wholesale and retail. Within wholesale there are two major geographic segments: "Domestic," which includes the results of the Company's North American and Caribbean operations, and "International," which includes the results of all other Company operations. The Company's international operations are principally conducted in Europe, the Middle East and the Far East and its international assets are substantially located in Europe.

The Company's domestic sales are traditionally greater during the Christmas and holiday season and are significantly more seasonal than its international sales. Consequentially, the Company's net sales historically have been higher during the second half of its fiscal year. The second half of each year accounted for approximately 55.0%, 59.6% and 60.3% of the Company's net sales for the fiscal years ending January 31, 2002, 2001 and 2000, respectively. The amount of net sales and operating income generated during the second half of each fiscal year depends upon the general level of retail sales during the Christmas and holiday season, as well as economic conditions and other factors beyond the Company's control. The Company does not expect any significant change in the seasonality of its domestic business in the foreseeable future. International sales tend to be less seasonal, particularly those derived from the Middle Eastern and Far Eastern markets.

The Company's wholesale segment includes the design, manufacture and distribution of quality watches. The Company's retail segment which is operated exclusively within the United States, includes the Company's Movado Boutiques and outlet operations. See Note 14 to the Consolidated Financial Statements for financial information regarding segment data.

Item 2. Properties

The Company leases various facilities in the United States, Canada, Switzerland and the Far East for its corporate, manufacturing, distribution and sales operations. The Company's leased facilities are as follows:

                                                                     SQUARE     LEASE
LOCATION                    FUNCTION                                 FOOTAGE    EXPIRATION
--------                    --------                                 -------    ----------
Moonachie, New Jersey       Watch assembly, distribution and         100,000    May 2010
                            repair
Paramus, New Jersey         New executive offices                     63,600    June 2013
Lyndhurst, New Jersey       Former watch assembly, distribution       56,600    May 2002
                            and repair
Bienne, Switzerland         Corporate functions, watch sales,         53,600    January 2007
                            distribution, assembly and repair
Markham, Canada             Office and distribution                   11,200    June 2007
Hong Kong                   Watch sales, distribution and repair       8,800    June 2004
Hackensack, New Jersey      Warehouse                                  6,600    July 2004
New York, New York          Public Relations Office                    4,900    April 2008
Los Angles, California      Watch repair                               3,000    December 2002
Grenchen, Switzerland       Watch sales                                2,800    December 2005
Coral Gables, Florida       Caribbean Office                           1,500    November 2006
Japan                       Watch sales                                1,500    Month to month
Singapore                   Watch sales, distribution and repair       1,100    August 2004

The Company believes that its existing facilities are suitable and adequate for its current operations. During fiscal 2002, the Company vacated and subleased the Lyndhurst, New Jersey location. The Company expects no effect to its operating expenses in fiscal 2003 with regards to the Lyndhurst, New Jersey location. The Company leases retail space averaging 1,500 square feet per store with leases expiring from June 2002 to June 2013 for the operation of the Company's 25 outlet stores. The Company also leases retail space for the operation of nine Movado Boutiques averaging 1,960 square feet per store and its flagship Movado Boutique in New York City which is 4,700 square feet under leases expiring from January 2005 to January 2012.

The Company also owns approximately 2,400 square feet of office space in Hanau, Germany, which it previously used for sales, distribution and watch repair functions. The Company is currently leasing out this facility.

Item 3. Legal Proceedings

The Company is involved in certain legal proceedings arising in the normal course of its business. The Company believes that none of these proceedings, either individually or in the aggregate, will have a material adverse effect on the Company's operating results, liquidity or its financial position.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of fiscal 2002.

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Shareholder Matters

As of April 9, 2002, there were 46 holders of record of Class A Common Stock and, the Company estimates, approximately 2,346 beneficial owners of the Common Stock represented by 436 holders of record. The Common Stock is traded on the New York Stock Exchange under the symbol "MOV" and on April 9, 2002, the closing price of the Common Stock was $21.97. The quarterly high and low closing prices for the fiscal years ended January 31, 2002 and 2001 were as follows:

                               FISCAL 2002               FISCAL 2001
                               -----------               -----------
      QUARTER ENDED         LOW          HIGH         LOW          HIGH
      -------------         ---          ----         ---          ----
      April 30             $12.75       $16.69        $8.57       $19.08
      July 31              $15.46       $20.20        $7.70       $14.07
      October 31           $14.45       $19.51       $13.20       $17.31
      January 31           $16.30       $19.45       $11.50       $15.59

In connection with the October 7, 1993 public offering, each share of the then currently existing Class A Common Stock was converted into 10.46 shares of new Class A Common Stock, par value of $.01 per share (the "Class A Common Stock"). Each share of Common Stock is entitled to one vote per share and each share of Class A Common Stock is entitled to 10 votes per share on all matters submitted to a vote of the shareholders. Each holder of Class A Common Stock is entitled to convert, at anytime, any and all such shares into the same number of shares of Common Stock. Each share of Class A Common Stock is converted automatically into Common Stock in the event that the beneficial or record ownership of such shares of Class A Common Stock is transferred to any person, except to certain family members or affiliated persons deemed "permitted transferees" pursuant to the Company's Amended Restated Certificate of Incorporation. The Class A Common Stock is not publicly traded and consequently, there is currently no established public trading market for these shares.

During the fiscal year ended January 31, 2002, the Board of Directors approved four $0.03 per share quarterly cash dividends to Common Stock and Class A Common Stock shareholders. During the fiscal year ended January 31, 2001, the Board of Directors approved for each of the first three quarters a cash dividend of $0.025 per share and, for the fourth quarter, approved an increase of the quarterly cash dividend to $0.03 per share to Common Stock and Class A Common Stock shareholders. The declaration and payment of future dividends, if any, will be at the sole discretion of the Board of Directors and will depend upon the Company's profitability, financial condition, capital and surplus requirements, future prospects, terms of indebtedness and other factors deemed relevant by the Board of Directors. See Notes 4 and 5 to the Consolidated Financial Statements regarding contractual restrictions on the Company's ability to pay dividends.

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

                                                             FISCAL YEAR ENDED JANUARY 31,
                                         ------------------------------------------------------------------
                                            2002           2001          2000          1999          1998
                                         ------------------------------------------------------------------
STATEMENT OF INCOME DATA:
Net sales                                $ 299,725      $ 320,841     $ 295,067     $ 277,836     $ 237,005
                                         ---------      ---------     ---------     ---------     ---------
Cost of sales                              115,653        123,392       126,667       111,766        97,456
Selling, general and administrative        157,799        163,317       152,631       133,395       113,593
                                         ---------      ---------     ---------     ---------     ---------
Total expenses                             273,452        286,709       279,298       245,161       211,049
                                         ---------      ---------     ---------     ---------     ---------
Operating income                            26,273         34,132        15,769        32,675        25,956
Net interest expense                         5,415          6,443         5,372         5,437         5,383
Gain on disposition of business                 --             --         4,752            --            --
                                         ---------      ---------     ---------     ---------     ---------
Income before taxes and cumulative
effect                                      20,858         27,689        15,149        27,238        20,573

Provision for  income taxes (1)              3,735          6,922         1,428         6,265         4,731
                                         ---------      ---------     ---------     ---------     ---------
Income before cumulative effect of a
change in accounting principle              17,123         20,767        13,721        20,973        15,842

Cumulative effect of a change in
accounting principle                          (109)            --            --            --            --
                                         ---------      ---------     ---------     ---------     ---------
Net income (2)                           $  17,014      $  20,767     $  13,721     $  20,973     $  15,842
                                         =========      =========     =========     =========     =========
Net income per share-Basic               $    1.46      $    1.78     $    1.10     $    1.63     $    1.35
Net income per share-Diluted (3)         $    1.42      $    1.75     $    1.06     $    1.58     $    1.29
Basic shares outstanding                    11,683         11,651        12,527        12,842        11,736
Diluted shares outstanding                  12,007         11,866        12,890        13,256        12,236
Cash dividends declared per share        $    0.12      $   0.105     $    0.10     $    0.08     $    0.08

BALANCE SHEET DATA (END OF PERIOD):
Working capital                           $153,932      $ 154,637     $ 157,465     $ 191,033     $ 157,103
Total assets                               290,676        290,405       259,649       296,375       249,069
Long-term debt                              35,000         40,000        45,000        55,000        35,000
Shareholders' equity                      $172,470      $ 159,470     $ 147,815     $ 162,608     $ 145,533

(1) Reflects a lower estimated tax rate adjustment in fiscal 2002 due to a shift in global sales mix.

(2) Fiscal 2000, includes a $8.3 million pre-tax or $0.46 per share after tax one-time charge and $4.8 million pre-tax or $0.28 per share after tax gain from the sale of the Company's Piaget business. Excluding these items, net income would have been $15.9 million or $1.24 per share on a diluted basis.

(3) Fiscal 2002, includes pre-tax expense of $2.7 million relating to a one-time severance and early retirement charge. Excluding the one-time severance and early retirement charge and income tax rate adjustment, net income would have been $16.96 million or $1.41 per diluted share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Statements in this annual report on Form 10-K, including statements under this
Item 7 and elsewhere in this report as well as statements in future filings by the Company with the Securities and Exchange Commission ("SEC"), in the Company's press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934. The Company cautions readers that forward looking statements include, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, plans for future operations, effective tax rates, margins, interest costs, and income as well as assumptions relating to the foregoing. Forward-looking statements are subject to certain risks and uncertainties, some of which cannot be predicted or quantified. Actual results and future events could differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the SEC including, without limitation, the following: general economic and business conditions which may impact disposable income of consumers, changes in consumer preferences and popularity of particular designs, new product development and introduction, competitive products and pricing, seasonality, availability of alternative sources of supply in the case of the loss of any significant supplier, the loss of significant customers, the Company's dependence on key officers, the continuation of licensing arrangements with third parties, ability to secure and protect trademarks, patents and other intellectual property rights, ability to lease new stores on suitable terms in desired markets and to complete construction on a timely basis, continued availability to the Company of financing and credit on favorable terms, business disruptions, general risks associated with doing business outside the United States including, without limitations, import duties, tariffs, quotas, political and economic stability, and success of hedging strategies with respect to currency exchange rate fluctuations.

GENERAL

Wholesale Sales. Among the more significant factors that influence annual sales are general economic conditions in the Company's domestic and international markets, new product introductions, the level and effectiveness of advertising and marketing expenditures, and product pricing decisions.

Approximately 16% of the Company's total sales are from international markets and therefore reported sales are affected by foreign exchange rates. Significant portions of the Company's international sales are billed in Swiss francs and translated to U.S. dollars at average exchange rates for financial reporting purposes.

The Company's business is seasonal. There are two major selling seasons in the Company's domestic markets: the Spring season, which includes school graduations and several holidays and, most importantly, the Christmas and holiday season. Major selling seasons in certain international markets center around significant local holidays that occur in late Winter or early Spring. These markets are a less significant portion of the Company's business and, therefore, their impact is far less than that of the selling seasons in North America.

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

Retail Sales. The Company's retail operations consist of 10 Movado
Boutiques and 25 outlet stores located throughout the U.S. The Company does not have any overseas retail operations.

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

Gross margins vary among the brands included in the Company's portfolio and also among watch models within each brand. Luxury and premium retail price point models generally earn lower gross margins than more popular moderate price models. Gross margins in the Company's outlet business are lower than those of the wholesale business since the outlets primarily sell seconds and discontinued models that generally command lower selling prices. Gross margins from the sale of watches in the Movado Boutiques exceed those of the wholesale business since the Company earns full channel margins from manufacture to point of sale to the consumer.

All of the Company's brands compete with a number of other brands on the basis of not only styling but also wholesale and retail price. The Company's ability to improve margins through price increases is therefore, to some extent, constrained by competitors' actions.

Manufacturing costs of the Company's brands consist primarily of component costs, internal and subcontractor assembly costs and unit overhead costs associated with the Company's supply chain operations in the U.S., Switzerland and the Far East. The Company seeks to control and reduce component and subcontractor labor costs through a combination of negotiations with existing suppliers and alternative sourcing. The Company's supply chain operations consist of logistics management of assembly operations and product sourcing in Switzerland and the Far East and minor assembly in the U.S. Through aggressive productivity improvement efforts, the Company has controlled the level of overhead costs and maintained flexibility in its cost structure by outsourcing a significant portion of its component and assembly requirements and expects to extend this strategy over the near term.

Since a substantial amount of the Company's product costs are incurred in Swiss francs, fluctuations in the U.S. dollar/Swiss franc exchange rate can impact the Company's production costs and, therefore, its gross margins. The Company hedges its Swiss franc purchases using a combination of forward contracts, purchased currency options and spot purchases. The Company's hedging program has, in the recent past, been reasonably successful in stabilizing product costs and gross margins despite exchange rate fluctuations.

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

Selling expenses consist primarily of salaries, sales commissions, sales force costs and operating costs incurred in connection with the Company's retail business. Sales commissions vary proportionally with overall sales levels. Retail operating expenses consist primarily of salaries and store rents.

Distribution expenses consist primarily of salaries of distribution staff, occupancy costs, seasonal part-time help and shipping supplies.

General and administrative expenses consist primarily of salaries, employee benefit plan costs, office rent, management information systems costs and various other general corporate expenses.

Operating expenses over the last three fiscal years reflect the effect of the implementation of the Company's growth strategy. The dominant strategies include the launch of the Tommy Hilfiger watch line and the Movado Boutique expansion. The more significant expenses associated with this strategy include advertising and marketing expenses designed to increase market share for all of the Company's watch brands, both domestically and internationally; additions to the Company's sales force; salaries and rents associated with additional outlet stores and the Movado Boutiques; the addition of staff to support distribution, inventory management and customer service requirements to coincide with growth of the Company's business; and general and administrative expenses, such as employee benefits and the development of the Company's information systems infrastructure.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and those significant policies are more fully described in Note 1 to MGI's consolidated financial statements. The preparation of these financial statements and the application of the most critical of those policies require management to make judgements based on estimates and assumptions that affect the information reported. On an on-going basis, management evaluates its estimates and judgements, including those related to sales discounts and markdowns, product returns, bad debt, inventories, income taxes, financing operations, warranty obligations, and contingencies and litigation. Management bases its estimates and judgements about the carrying values of assets and liabilities, that are not readily apparent from other sources, on historical experience and contractual commitments and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following are the critical accounting policies requiring significant judgements and estimates used in the preparations of its consolidated financial statements.

REVENUE RECOGNITION AND RELATED ALLOWANCES

The Company recognizes its revenue upon transfer of title, or in the case of retail sales, at the time of register receipt. The Company estimates returns and sales and cash discount allowances in the same period the revenue is recorded. These estimates are based upon historical analysis, customer agreements and/or currently known factors that arise in the normal course of business. If the allowances the Company calculates do not accurately reflect amounts associated with current revenue, actual revenues could be higher or lower than the level recognized.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are reduced by an allowance for amounts that may be uncollectable in the future. Estimates are used in determining our allowance for doubtful accounts and are based on the Company's on-going credit evaluations of our customers and customer payment history and account aging. While the actual bad debt losses have historically been within our expectations and the allowances established, there can be no guarantee that the Company will continue to experience the same bad debt loss rates. As of January 31, 2002, there were no known situations with any of the Company's major customers which would indicate the customer's inability to make the required payments.

INVENTORIES

The Company values its inventory at the lower of cost or market using the first-in, first-out (FIFO) method. The cost of finished goods and component inventories, held by overseas subsidiaries, are determined using average cost. The Company's management regularly reviews its sales to customers and customers sell through at retail to determine excess or obsolete inventory reserves. Inventory with less than acceptable turn rates is classified as discontinued and, together with the related component parts which can be assembled into saleable finished goods, is sold through the Company's outlet stores. When management deems finished product and components are unsalable in the Company's outlet stores, a reserve is established for the cost of the product. These estimates could vary significantly, either favorably or unfavorably, from actual requirements depending on future economic conditions, customer inventory levels or competitive conditions which may differ from our expectations.

WARRANTY

All watches sold by the Company are covered by limited warranties against defects in material and workmanship for periods ranging from one to three years from the date of purchase for movements and up to five years for Movado watch cases and bracelets. The Company records an estimate for future warranty costs based on historical repair costs. Warranty costs have historically been within our expectations and the provisions established. If such costs were to substantially exceed estimates, this could have an adverse affect on the Company's operating results.

INCOME TAXES

The Company's estimated income taxes are calculated in each of the jurisdictions in which it operates. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for both book and tax purposes. These timing differences result in deferred tax assets and liabilities, which are included in the Company's Consolidated Balance Sheets. The Company has considered future taxable income and on-going tax planning strategies in assessing the need for a valuation allowance. As a result, the Company has determined a valuation allowance is required for foreign net operating loss carryforwards. The Company will continue to monitor and assess the recoverability of its deferred tax assets in the future for changes to the tax code, change in statutory tax rates and the projected level of taxable income.

OTHER POLICY

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. This standard is considered to be a critical accounting policy, for further information concerning accounting policies, refer to Note 1 of our Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following is a discussion of the results of operations for fiscal 2002 compared to fiscal 2001 and fiscal 2001 compared to fiscal 2000 along with a discussion of the changes in financial conditions during fiscal 2002.

During fiscal 2002, Caribbean net sales were reclassified from International to Domestic. Prior year net sales have been reclassified to conform to the fiscal 2002 presentation. The following are net sales by product class and business segment (in thousands):

                                                                 FISCAL YEARS ENDED JANUARY 31,
                                                                 ------------------------------
                                                                2002           2001            2000
                                                            --------       --------        --------
      Concord, Movado, Coach, ESQ and Tommy Hilfiger:
          Domestic                                          $196,900       $231,121        $214,753
          International                                       46,821         44,937          41,912
      Retail                                                  47,172         39,303          32,806
      Other                                                    8,832          5,480           5,596
                                                            --------       --------        --------
      Net Sales                                             $299,725       $320,841        $295,067
                                                            ========       ========        ========

The following table presents the Company's results of operations expressed as a percentage of net sales for the fiscal years indicated (in millions):

                                                                           FISCAL YEARS ENDED
                                                   JANUARY 31, 2002         JANUARY 31, 2001       JANUARY 31, 2000
                                                 -------------------------------------------------------------------
                                                             % NET OF                % NET OF               % NET OF
                                                   $           SALES        $          SALES       $          SALES
                                                 -------------------------------------------------------------------
Net sales                                        $299.7        100.0%     $320.8       100.0%    $295.1       100.0%
Cost of sales                                     115.7         38.6%      123.4        38.5%     126.7        42.9%
                                                 -------------------------------------------------------------------
Gross profit                                      184.0         61.4%      197.4        61.5%     168.4        57.1%
Selling, general and administrative expenses      157.8         52.6%      163.3        50.9%     152.6        51.7%
                                                 -------------------------------------------------------------------
Operating income                                   26.2          8.8%       34.1        10.6%      15.8         5.4%
Interest expense, net                               5.4          1.8%        6.4         2.0%       5.4         1.8%
Gain on disposition of business                      --           --          --          --        4.8         1.6%
                                                 -------------------------------------------------------------------
Income before taxes and cumulative effect          20.8          7.0%       27.7         8.6%      15.2         5.2%
Provision for income taxes                          3.7          1.2%        6.9         2.1%       1.4         0.5%
                                                 -------------------------------------------------------------------
Income before cumulative effect                    17.1          5.8%       20.8         6.5%      13.8         4.7%
Cumulative effect of a change in accounting
principle                                          (0.1)        (0.1%)        --          --         --          --
                                                 -------------------------------------------------------------------
Net income                                       $ 17.0          5.7%     $ 20.8         6.5%    $ 13.8         4.7%
                                                 ===================================================================

FISCAL 2002 COMPARED TO FISCAL 2001

Net Sales

Total net sales decreased by 6.6% to $299.7 million in fiscal 2002 from $320.8 million in fiscal 2001. This decrease was the result of the U.S. recession and the economic conditions resulting from the tragic events surrounding September 11, 2001. Domestic brand sales decreased by 14.8% or $34.2 million. The domestic sales decline was the result of the economic uncertainty that surrounded the second half of fiscal 2002, which resulted in our retailers delaying their purchases so that they were much closer to their selling season and their reluctance to build their inventory levels. These sales declines were partially offset by the launch of the Tommy Hilfiger brand. International brand sales increased by 4.2% with increases of 5.5% in the Concord brand and 4.3% in the Movado brand.

Sales in the Company's retail segment increased by $7.9 million or 20.0% due mainly to the Company opening three new outlets and three new Boutiques including our flagship Movado Boutique in New York City. In addition, comparable store sales increased by 7.1% and 4.7% in the Movado Boutiques and outlet stores, respectively. At January 31, 2002, the Company owned and operated 10 Movado Boutiques, including the New York City flagship store and 25 outlets as compared to seven Movado Boutiques and 23 outlets at January 31, 2001.

Other sales, which include domestic and international service and shipping income, increased by 61.2% or $3.4 million due to an increase in service and shipping revenue.

Gross Margin

Gross margin decreased slightly to 61.4% in fiscal 2002 from 61.5% in fiscal 2001. The decrease on gross margin reflects lower margins in our wholesale segment, which decreased due to a change in the product sales mix offset by higher margins in our retail operations due to higher margin products offered at retail.

Operating Expenses

Operating expenses decreased 3.4% to $157.8 million in fiscal 2002 from $163.3 million in fiscal 2001. The decrease in operating expenses related to several areas, including advertising and marketing expense decrease of $5.3 million or 8.6%; selling expense decrease of $0.1 million or 0.2%; general and administrative expense decrease of $3.0 million or 6.3% and somewhat offset by an increase in distribution expense of $2.9 million or 34.7%.

The decrease in advertising expense was the result of a headcount reduction and a decrease in cooperative advertising programs offset by an increase in media expenditures and costs related to the launch of Tommy Hilfiger.

Selling expense remained flat compared to fiscal 2001 even with an increase in spending for our growth initiatives. During fiscal 2002, the Company opened two Movado Boutiques and our flagship Movado Boutique in New York City, three new outlet stores and costs associated with the Tommy Hilfiger launch. These investments were offset by decreases in sales commissions and bonuses which declined due to decreased sales.

The decrease in general and administrative expenses is the result of the Company's cost reduction initiatives and a decrease in bonus expense due to the Company not meeting corporate earnings targets. These savings were partially offset by the severance accrual of $2.7 million recorded in the third quarter of fiscal 2002.

Distribution expense reflects the costs associated with the relocation and expansion to a new state of the art distribution center, which was occupied in February 2001. These expenses include occupancy costs, security systems and depreciation.

Interest Expense

Net interest expense in fiscal 2002 decreased by $1.0 million from $6.4 million in fiscal 2001 to $5.4 million in fiscal 2002. The net decrease was due to a lower average interest rate on the short-term bank borrowings from approximately 8.2% in fiscal 2001 to 4.8% in fiscal 2002, partially offset by an increase of the weighted average short-term bank borrowings. In addition, a $5.0 million payment on the long-term borrowings was made in January 2001. Interest for this borrowing was reduced by approximately $0.3 million.

Income Taxes

The Company's income tax provision amounted to $3.7 million and $6.9 million in fiscal 2002 and 2001, respectively, or 18% of pretax income for fiscal 2002 and 25% of pretax income for fiscal 2001. During fiscal 2002, the Company's estimated effective annual tax rate changed from 28% to 18%, reflecting a decrease in the Company's U.S. source earnings as a percentage of the overall earnings mix. The tax expense for the third quarter of fiscal 2002 was adjusted for the difference between the 18% annual tax rate versus the 28% tax rate used to record tax expense for the six months ended July 31, 2001. The Company believes that the near term future effective tax rate will stabilize in the 25% to 30% range based on the Company's current expectation that domestic earnings will gradually increase as a percentage of the overall earnings mix. However, there can be no assurance of this result as it is dependent on a number of factors, including mix of foreign to domestic earnings, local statutory tax rates and the Company's ability to utilize net operating loss carryforwards in a certain jurisdiction.

FISCAL 2001 COMPARED TO FISCAL 2000

Net Sales

Total net sales increased 8.7% to $320.8 million in fiscal 2001 from $295.1 million in fiscal 2000. Domestic brand sales increased 7.6% to $231.1 million in fiscal 2001 from $214.8 million in fiscal 2000. Domestic sales were led by double digit growth in the Movado brand and high single digit growth in the ESQ brand. International sales of the Company's brands increased 7.2% led by the continuing international rollout of the Coach watch brand in the Far East, which resulted in a doubling of Coach watch international sales in fiscal 2001 and double digit growth in the Concord brand.

Retail sales increased 19.8% to $39.3 million in fiscal 2001 from $32.8 million in fiscal 2000. Retail sales increases were led by sales increases from four outlet stores open a full year in fiscal 2001 versus a part year in fiscal 2000, three new Movado Boutiques opened in Las Vegas, NV, Riverside Square, NJ, and Boca Raton, FL and comparable store sales increased 26.9% in the Movado Boutiques. Outlet comparable store sales were relatively flat with a 0.4% decrease. At January 31, 2001, the Company operated 23 outlet stores and seven Movado Boutiques as compared to 22 outlets and five Movado Boutiques at January 31, 2000.

Other sales decreased by $0.1 million or 2% due to a reduction in after sales service revenues as a result of the sale of the Piaget and Corum businesses.

Gross Margins

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

Operating Expenses

Operating expenses for fiscal 2001 were $163.3 million or 50.9% of net sales as compared to $152.6 million or 51.7% of net sales in fiscal 2000. The increase in operating expenses of approximately 7% or $10.7 million relates to several areas, including advertising and marketing expenses, which increased $0.4 million or 0.65%; selling expenses, which increased $2.2 million or 5%; distribution costs, which decreased $0.2 million or 2%; and general and administrative expenses, which increased $8.3 million or 21%.

The increase in advertising costs was the result of an increase of $1.3 million in the Movado Boutiques and cooperative advertising programs offset by a decrease of expenditures for special events, point of sale support material such as displays and product brochures and media advertising programs. Increases in advertising expenses at the Movado Boutiques reflect the costs associated with new business initiatives.

Selling expenses increased in both the Company's wholesale and retail businesses. Increases in selling expenses in the wholesale business primarily reflect higher levels of sales commissions due to sales increases in the Movado brands and increases in head count to support the launch of the Tommy Hilfiger line.

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

Increases in general and administrative expenses were substantially due to the recording of a management bonus as a result of exceeding corporate performance targets, a moving and relocation expense associated with the shutdown of the distribution and service center in Lyndhurst, NJ and costs associated with new business initiatives including staffing costs for the launch of the Tommy Hilfiger brand, Movado Boutiques and Company outlet stores. In addition, there were cost increases in a small number of general and administrative expenses which are consistent with industry cost increases.

Interest Expense

Net interest expense in fiscal 2001 increased $1.0 million from $5.4 million in fiscal 2000 to $6.4 million in fiscal 2001. The increase in interest expense was primarily a result of a decrease in investment income from the investment of the $28.4 million proceeds from the Company's sale of the Piaget business in February 1999. Gross interest expense decreased by $0.1 million or 2.4% due to a decrease in the average short-term bank borrowings from $40.3 million in fiscal 2000 to $31.6 million in fiscal 2001, a 21% reduction of short-term bank borrowings offset by an increase in average interest rates. In addition, a $5.0 million payment on the long-term borrowings was made in January 2000. Interest for this borrowing was reduced by approximately $0.3 million.

Income Taxes

The Company's income tax provision amounted to $6.9 million and $1.4 million for fiscal 2001 and 2000, respectively, or 25% of pretax income for fiscal 2001 and 9.4% for fiscal 2000. In addition, a portion of the Company's consolidated operations are located in non-U.S. jurisdictions and, therefore, the Company's effective rate differs from U.S. statutory rates. The majority of the Company's non-U.S. operations are located in jurisdictions with statutory rates below U.S. rates.

LIQUIDITY AND FINANCIAL POSITION

The Company's major source of funds has been cash generated from operations. In fiscal 2002, 2001 and 2000 the Company generated from operations $16.5 million, $25.3 million and $28.3 million, respectively, and in fiscal 2000 $28.4 million was generated from the sale of the Piaget business. This positive cash flow has been a source of funds for the Company's growth initiatives, including working capital, capital expenditures, the Company's stock repurchase program and debt repayment.

Cash flow from operating activities in fiscal 2002 was less than fiscal 2001 mainly due to the timing of the receipt of inventory and the subsequent inventory payments made earlier in fiscal 2002 than fiscal 2001, as well as the timing of tax payments and reduction of net income. Operating cash flow in fiscal 2001 decreased from fiscal 2000 due to increased inventory positions.

The Company used cash of $14.7 million in fiscal 2002 and $11.7 million in fiscal 2001 for investing activities, primarily for capital expenditures. In fiscal 2000, the Company had a cash inflow of $17.5 million mainly as a result of the sale of its Piaget business to VLG for $28.4 million in cash.

Capital expenditures amounting to $13.9 million in fiscal 2002 relate primarily to the relocation of the Company's U.S. headquarters, opening two new Movado Boutiques and the flagship Movado Boutique in New York City, various information systems projects and expansion of the Company's network of outlet stores. The Company's capital expenditures for fiscal 2001 and fiscal 2000 amounted to $10.8 million and $10.1 million, respectively. Expenditures in fiscal 2001 were primarily for management information systems projects, the addition of one outlet store and two Movado Boutiques and the build out of the new distribution center in Moonachie, New Jersey. Expenditures in fiscal 2000 were primarily related to management information systems projects, the addition of four new outlet stores and one Movado Boutique, and construction of a major tradeshow exhibition facility used annually at the Basel International Watch and Jewelry show. The Company expects that annual capital expenditures in the near term will approximate the levels experienced in fiscal 2001 and 2000. These expenditures will relate primarily to leasehold improvements, furniture and fixtures for up to five new Movado Boutiques, implementation of the Company's world wide information system in the Far East subsidiaries, store renovations and expansion of the distribution facility to include an expanded Movado Boutique product offering.

Cash used in financing activities amounted to $6.9 million in fiscal 2002. This compares to $17.4 million and $22.1 million of cash used in financing activities in fiscal 2001 and 2000, respectively. Cash used in financing activities during fiscal 2002 was primarily for repayment of bank debt and the annual repayment of the Senior Notes. During fiscal 2001 and 2000, the Company used cash in financing activities primarily for the stock repurchase program, repayment of Senior Notes and in fiscal 2001 repayment of bank debt. In fiscal 2000, the Company had net proceeds from bank borrowings.

At January 31, 2002 the Company had two series of Senior Notes outstanding. Senior Notes due January 31, 2005 were originally issued in a private placement completed in fiscal 1994. These notes have required annual principal payments of $5.0 million since January 1998 and bear interest of 6.56% per annum. The Company repaid $5.0 million in principal amount of these notes in fiscal 2002 and in fiscal 2001, respectively. At January 31, 2002, $15.0 million in principal amount of these notes remained outstanding.

During fiscal 1999, the Company issued $25.0 million of Series A Senior Notes under a Note Purchase and Private Shelf Agreement dated November 30, 1998. The $25.0 million Series A Senior Notes bear interest at 6.90%, mature on October 30, 2010 and are subject to annual repayments of $5.0 million commencing October 31, 2006.

On March 21, 2001, the Company entered into a new Note Purchase and Private Shelf Agreement which allows for the issuance for up to three years after the date thereof, of senior promissory notes in the aggregate principal amount of up to $40.0 million with maturities up to 12 years from their original date of issuance.

The components of long-term debt as of January 31 were as follows (in thousands):

                                          2002          2001
                                        --------      --------
            Senior Notes                $ 15,000      $ 20,000
            Series A Senior Notes         25,000        25,000
                                        --------      --------
                                          40,000        45,000
            Less current portion           5,000         5,000
                                        --------      --------
            Long-term debt              $ 35,000      $ 40,000
                                        ========      ========

On June 22, 2000, the Company completed the renewal of its revolving credit and working capital lines with its bank group. The new agreement provides for a three year $100.0 million unsecured revolving line of credit and $15.0 million of uncommitted working capital lines. At January 31, 2002, the Company had $6.5 million of outstanding borrowings under its bank lines as compared to $8.8 million at January 31, 2001. The decrease in borrowings at the end of fiscal 2002 as compared fiscal 2001 was primarily to lower seasonal working capital requirements due to the slowdown of inventory purchases in fiscal 2002 as compared in fiscal 2001.

Under a series of share repurchase authorizations approved by the Board of Directors, the Company has maintained a discretionary buy-back program. During fiscal 2002 there were no shares repurchased under the repurchase program. The Company repurchased $7.3 million and $17.6 million in fiscal 2001 and 2000, respectively acquiring in the aggregate 1.4 million shares. As of January 31, 2002, the Company had authority to repurchase $4.5 million against an aggregate authorization of $30.0 million.

Minimum annual rentals at January 31, 2001 under noncancelable operating leases which do not include escalations that will be based on increases in real estate taxes and operating costs are as follows:

                             YEAR ENDING JANUARY 31,
                                 (IN THOUSANDS):

                          2003                       $  7,750
                          2004                          6,789
                          2005                          6,368
                          2006                          6,039
                          2007                          5,420
                       Thereafter                      21,450
                                                     --------
                                                     $ 53,816
                                                     ========

Cash dividends in fiscal 2002 amounted to $1.4 million compared to $1.2 million in fiscal 2001 and $1.0 million in fiscal 2000.

Cash and cash equivalents at January 31, 2002 amounted to $17.0 million compared to $23.1 million at January 31, 2001. Net debt to total capitalization at January 31, 2002 was 17.1% as compared to 19.3% at January 31, 2001.

In summary, the Company made significant progress in fiscal 2002 in maintaining its liquidity primarily through the success of its operating expense reduction initiatives and increased product profitability. The Company plans to continue to focus on improving its cash flows in fiscal 2003.

RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2001, the Emerging Issues Task Force (the "EITF") issued EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," which is a codification of EITF's 00-14, 00-22 and 00-25. EITF 01-09 will require the Company to reclassify certain selling expenses as a reduction of revenues. These reclassifications will take place in the first quarter of 2002 and prior periods will be reclassified. These reclassifications will not impact net income.

On June 20, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations within the scope of this Statement are to be accounted for using one method, the purchase method.

On June 20, 2001, FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets recognized in an entity's statement of financial position at the beginning of that fiscal year. This Statement supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition. The Company will adopt SFAS No. 142 in the first quarter of 2002, as required and does not expect that the adoption will have a material impact on its financial position or the results of operations.

On October 4, 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This Statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations. The Company does not expect that the adoption of this Statement will have a material impact on its financial position or results of operations.

MARKET RISKS

The Company's primary market risk exposure relates to foreign currency exchange risk (see Note 6 to the Consolidated Financial Statements). The majority of the Company's purchases are denominated in Swiss francs. The Company reduces its exposure to the Swiss franc exchange rate risk through a hedging program. Under the hedging program, the Company purchases various financial instruments, predominately forward and option contracts. Gains and losses on financial instruments resulting from this hedging activity are partially offset by the effects of the currency movements on respective underlying hedged transactions. If the Company did not engage in a hedging program, any change in the Swiss franc to local currency would have an equal effect on the entities' cost of sales. As of January 31, 2002, the Company's forward contracts hedging portfolio consisted of various dates ranging through May 30, 2003. The Company has a 10.0 million Swiss francs option contract with a maturity date of October 1, 2002 and a $5.0 million option contract with a maturity date of May 27, 2003.

In addition, the Company has certain debt obligations with variable interest rates, which are based on LIBOR plus a fixed additional interest rate. The Company does not hedge these interest rate risks. The Company also has certain debt obligations with fixed interest rates. The difference between the market based interest rates at January 31, 2002 and the fixed rates were unfavorable.

Item 8. Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    Schedule         Page
                                                                     Number         Number
                                                                     ------         ------
Report of Independent Accountants                                                    F-1

Consolidated Statements of Income for the fiscal years ended
   January 31, 2002, 2001 and 2000                                                   F-2

Consolidated Balance Sheets at January 31, 2002 and 2001                             F-3

Consolidated Statements of Cash Flows for the fiscal years
   Ended January 31, 2002, 2001 and 2000                                             F-4

Consolidated Statements of Changes in Shareholders' Equity
   for the fiscal years ended January 31, 2002, 2001 and 2000                        F-5

Notes to Consolidated Financial Statements                                        F-6 to F-21

Valuation and Qualifying Accounts and Reserves                         II            S-1

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

The information required by this item is included in the Company's Proxy Statement for the 2002 annual meeting of shareholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is included in the Company's Proxy Statement for the 2002 annual meeting of shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is included in the Company's Proxy Statement for the 2002 annual meeting of shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item is included in the Company's Proxy Statement for the 2002 annual meeting of shareholders and is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   Documents filed as part of this report

      1.    Financial Statements:

            See Financial Statements Index on page 26 included in Item 8 of part II of this report.

      2.    Financial Statement Schedule:

            Schedule II                           Valuation and Qualifying
                                                   Accounts and Reserves

            All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

      3.    Exhibits:

            Incorporated herein by reference is a list of the Exhibits contained in the Exhibit Index on pages 31 through 37 of this report.

(b)   Current Reports on Form 8-K

      None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     MOVADO GROUP, INC.
                                                        (Registrant)

Dated:  April 30, 2002               By:   /s/ Gedalio Grinberg
                                           Gedalio Grinberg
                                           Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Dated:  April 30, 2002                     /s/ Gedalio Grinberg
                                           Gedalio Grinberg
                                           Chairman of the Board of Directors

Dated:  April 30, 2002                     /s/ Efraim Grinberg
                                           Efraim Grinberg
                                           President and Chief Executive Officer

Dated:  April 30, 2002                     /s/ Richard J. Cote
                                           Richard J. Cote
                                           Executive Vice President and Chief
                                           Operating Officer

Dated:  April 30, 2002                     /s/ Eugene J. Karpovich
                                           Eugene J. Karpovich
                                           Senior Vice President and Chief
                                           Financial Officer

Dated:  April 30, 2002                     /s/ Margaret Hayes Adame
                                           Margaret Hayes Adame
                                           Director

Dated:  April 30, 2002                     /s/ Donald Oresman
                                           Donald Oresman
                                           Director

Dated:   April 30, 2002                    /s/ Leonard L. Silverstein
                                           Leonard L. Silverstein
                                           Director

Dated:   April 30, 2002                    /s/ Alan H. Howard
                                           Alan H. Howard
                                           Director

                                  EXHIBIT INDEX

EXHIBIT                                                                                  SEQUENTIALLY
NUMBER                                     DESCRIPTION                                   NUMBERED PAGE
------                                     -----------                                   -------------
  3.1          Restated By-Laws of the Registrant. Incorporated by reference to
               Exhibit 3.1 filed with the Registrant's Registration statement on
               Form S-1 (Registration No.33-666000).

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

  4.4          Note Purchase and Private Shelf Agreement dated as of March 21,
               2001 between the Registrant and The Prudential Insurance Company of America. Incorporated herein by reference to Exhibit 4.4 to the Registrant's Annual Report on Form 10-K for the year ended
               January 31, 2001.

  10.1         Lease dated August 5, 1998 between Grand Canal Shops Mall
               Construction, LLC as landlord and Movado Retail Group, Inc., as tenant, for premises at Grand Canal Shops, Clark County, Nevada.
               Incorporated herein by reference to Exhibit 10.1 to

EXHIBIT                                                                                  SEQUENTIALLY
NUMBER                                     DESCRIPTION                                   NUMBERED PAGE
------                                     -----------                                   -------------
               the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 1998.

  10.2 Amendment Number 1 to License Agreement dated December 9, 1996 between Registrant as Licensee and Coach, a division of Sara Lee
               Corporation as Licensor, dated as of February 1, 1998.
               Incorporated herein by reference to exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
               October 31,1998.

  10.3 Agreement, dated January 1, 1992, between The Hearst Corporation and the Registrant, as amended on January 17, 1992. Incorporated herein by reference to Exhibit 10.8 filed with Company's
               Registration Statement on Form S-1 (Registration No. 33-666000).

  10.4         Letter Agreement between the Registrant and The Hearst
               Corporation dated October 24, 1994 executed October 25, 1995 amending License Agreement dated as of January 1,1992, as amended. Incorporated herein by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended
               October 31, 1995.

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

EXHIBIT                                                                                  SEQUENTIALLY
NUMBER                                     DESCRIPTION                                   NUMBERED PAGE
------                                     -----------                                   -------------
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

  10.13 First Amendment to Lease dated April 8, 1998 between RCPI Trust, successor in interest to

EXHIBIT                                                                                  SEQUENTIALLY
NUMBER                                     DESCRIPTION                                   NUMBERED PAGE
------                                     -----------                                   -------------
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

  10.17 Third Amendment of lease dated as of February 17, 2000 between Meadowlands Associates, as landlord, and the Registrant, as tenant, further amending lease dated as of October 31, 1986.
               Incorporated herein by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the year ended
               January 31, 2000.

  10.18 License Agreement entered into as of October 31, 1999 by and between Movado Corporation, Movado Watch Company S.A. and Lantis
               Eyewear Corporation. Incorporated herein by reference to Exhibit
               10.34 to the Registrant's Annual Report on Form 10-K for the year ended January 31, 2000.

EXHIBIT                                                                                  SEQUENTIALLY
NUMBER                                     DESCRIPTION                                   NUMBERED PAGE
------                                     -----------                                   -------------
  10.19        Severance Agreement dated December 15, 1999, and entered into
               December 16, 1999 between the Registrant and Richard J. Cote.
               Incorporated herein by reference to Exhibit 10.35 to the
               Registrant's Annual Report on Form 10-K for the year ended
               January 31, 2000. **

  10.20        Lease made December 21, 2000 between the Registrant and Mack-Cali
               Realty, L.P. for premises in Paramus, New Jersey together with First Amendment thereto made December 21, 2000. Incorporated herein by reference to Exhibit 10.22 to the Registrants Annual
               Report on Form 10-K for the year ended January 31, 2000.

  10.21        Credit Agreement dated June 22, 2000 among the Registrant, the
               Chase Manhattan Bank as Administrative Agent, and as Swingline
               Bank, and as issuing Bank, Fleet Bank, N.A. as Syndication Agent,
               The Bank of New York as Documentation Agent and the other Lenders signatory thereto. Incorporated herein by reference to Exhibit
               10.1 to the Registrant's Quarterly Report on Form 10-Q filed for the quarter ended July 31, 2000.

  10.22        Lease agreement dated May 22, 2000 between Forsgate Industrial
               Complex and the Registrant for premises located at 105 State
               Street, Moonachie, New Jersey. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed for the quarter ended April 30, 2000.


EXHIBIT                                                                                  SEQUENTIALLY
NUMBER                                     DESCRIPTION                                   NUMBERED PAGE
------                                     -----------                                   -------------

  10.23 Sublease Agreement entered into as October 1, 2001 by and between Movado Group, Inc., as sub-landlord, and National Financial
               Services LLC, as sub-tenant. Incorporated herein by reference to
               Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed for the quarter ended October 31, 2001.

  10.24        Second Amendment of Lease dated July 26, 2001 between Mack-Cali
               Reality, L.P., as landlord, and Movado Group, Inc., as tenant, further amending lease dated as of December 21, 2000.
               Incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed for the quarter ended October 31, 2001.

  10.25 First Amendment of Sublease Agreement dated October 10, 2001 by and between Movado Group, Inc., as sub-landlord, and National
               Financial Services LLC, as subtenant, further amending sublease dated October 1, 2001. Incorporated herein by reference to
               Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed for the quarter ended October 31, 2001.

  10.26        Third Amendment of Lease dated November 6, 2001 between Mack-Cali
               Realty, L.P., as lessors and Movado Group, Inc., as lessee, for additional space at Mack-Cali II, One Mack Drive, Paramus, NJ.
               Incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed for the quarter ended October 31, 2001.

EXHIBIT                                                                                  SEQUENTIALLY
NUMBER                                     DESCRIPTION                                   NUMBERED PAGE
------                                     -----------                                   -------------
  10.27        Amendment Number 2 to Registrant's 1996 Stock Incentive Plan
               dated March 16, 2001.**

  10.28 Amendment Number 3 to Registrant's 1996 Stock Incentive Plan approved June 19, 2001.**

  10.29 Amendment Number 3 to License Agreement dated December 9, 1996, as previously amended, between the Registrant, Movado Watch
               Company S.A. and Coach, Inc. dated as of January 30, 2002.*

  10.30        Amendment and Restated Master Promissory Note agreement dated
               June 26, 2001 between the Registrant and Fleet National Bank.

  10.31 Line of Credit Letter Agreement dated August 20, 2001 between the Registrant and the Bank of New York.

  21.1         Subsidiaries of the Registrant.

  23.1         Consent of PricewaterhouseCoopers LLP.


* Confidential portions of Exhibit 10.29 have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

**    Constitutes a compensatory plan or arrangement.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Shareholders of Movado Group, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 28 present fairly, in all material respects, the financial position of Movado Group, Inc. and its subsidiaries at January 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 28 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 6 to the Financial Statements, the Company changed its method of accounting for derivative instruments and hedging activities effective February 1, 2002.


PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 15, 2002

                               MOVADO GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             FISCAL YEAR ENDED JANUARY 31,
                                                         ------------------------------------
                                                              2002          2001         2000
                                                         ---------     ---------    ---------
Net sales                                                $ 299,725     $ 320,841    $ 295,067
                                                         ---------     ---------    ---------

Costs and expenses:
       Cost of sales                                       115,653       123,392      126,667
       Selling, general and administrative                 157,799       163,317      152,631
                                                         ---------     ---------    ---------
                                                           273,452       286,709      279,298
                                                         ---------     ---------    ---------
Operating income                                            26,273        34,132       15,769

Interest expense, net                                        5,415         6,443        5,372
Gain on disposition of business                                 --            --        4,752
                                                         ---------     ---------    ---------
Income before income taxes and cumulative effect of a
change in accounting principle                              20,858        27,689       15,149

Provision for income taxes                                   3,735         6,922        1,428
                                                         ---------     ---------    ---------
Income before cumulative effect of a change in
accounting principle                                        17,123        20,767       13,721

Cumulative effect of  a change in accounting
principle, net of a tax benefit of $42                        (109)           --           --
                                                         ---------     ---------    ---------
Net income                                               $  17,014     $  20,767    $  13,721
                                                         =========     =========    =========

Basic income per share
     Income before cumulative effect of a
     change in accounting principle                      $    1.47     $    1.78    $    1.10
     Cumulative effect of a change in accounting
     principle                                               (0.01)           --           --
                                                         ---------     ---------    ---------
Net income per share                                     $    1.46     $    1.78    $    1.10
                                                         =========     =========    =========
Weighted basic average shares outstanding                   11,683        11,651       12,527
                                                         =========     =========    =========
Diluted income per share
     Income before cumulative effect of a change in
     accounting principle                                $    1.43     $    1.75    $    1.06
     Cumulative effect of a change in accounting
     principle                                               (0.01)           --           --
                                                         ---------     ---------    ---------
Net income per share                                     $    1.42     $    1.75    $    1.06
                                                         =========     =========    =========
Weighted diluted average shares outstanding                 12,007        11,866       12,890
                                                         =========     =========    =========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                      JANUARY 31,
                                                                               -----------------------
                                                                                    2002          2001
                                                                               ---------     ---------
ASSETS
Current assets:
        Cash                                                                   $  16,971     $  23,059
        Trade receivables, net                                                    92,014        98,797
        Inventories, net                                                          98,589        95,863
        Other                                                                     19,467        23,501
                                                                               ---------     ---------
        Total current assets                                                     227,041       241,220

Property, plant and equipment, net                                                38,726        32,906
Other assets                                                                      24,909        16,279
                                                                               ---------     ---------
        Total assets                                                           $ 290,676     $ 290,405
                                                                               =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Loans payable to banks                                                 $   6,500     $   8,800
        Current portion of long-term debt                                          5,000         5,000
        Accounts payable                                                          23,824        28,819
        Accrued liabilities                                                       25,417        28,157
        Current taxes payable                                                      8,646        12,677
        Deferred taxes payable                                                     3,722         3,130
                                                                               ---------     ---------
        Total current liabilities                                                 73,109        86,583
                                                                               ---------     ---------
Long-term debt                                                                    35,000        40,000
Deferred and noncurrent foreign income taxes                                       1,513         3,517
Other liabilities                                                                  8,584           835
                                                                               ---------     ---------
        Total liabilities                                                        118,206       130,935
                                                                               ---------     ---------

Commitments and contingencies (Note 10)

Shareholders' equity:
        Preferred Stock, $0.01 par value, 5,000,000 shares
            authorized; no shares issued                                              --            --
        Common Stock, $0.01 par value, 20,000,000 shares
            authorized; 9,797,776 and 9,600,435 shares issued, respectively           98            96
        Class A Common Stock, $0.01 par value, 10,000,000 shares
            authorized; 3,509,733 and 3,509,733 shares issued and
            outstanding, respectively                                                 35            35
        Capital in excess of par value                                            69,484        67,242
        Retained earnings                                                        153,830       138,176
        Accumulated other comprehensive income                                   (23,286)      (18,169)
        Treasury stock, 1,544,487 and 1,556,670 shares at cost, respectively     (27,691)      (27,910)
                                                                               ---------     ---------
        Total shareholders' equity                                               172,470       159,470
                                                                               ---------     ---------
Total liabilities and shareholders' equity                                     $ 290,676     $ 290,405
                                                                               =========     =========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            FISCAL YEAR ENDED JANUARY 31,
                                                                        ----------------------------------
                                                                            2002         2001         2000
                                                                        --------     --------     --------
Cash flows from operating activities:
    Net income                                                          $ 17,014     $ 20,767     $ 13,721
    Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization                                  7,550        6,341        5,189
            Deferred and noncurrent foreign income taxes                  (1,174)      (1,342)      (1,126)
            Provision for losses on accounts receivable                    1,384        2,083        1,077
            Provision for losses on inventory                                756        1,710        7,263
            Loss on disposition of leasehold improvements, furniture
            and fixtures                                                     492           --           --
            Gain on disposition of business                                   --           --       (4,752)

    Changes in current assets and liabilities:
            Trade receivables                                              4,185       (4,831)       2,469
            Inventories                                                   (5,372)     (20,043)      14,609
            Other current assets                                              64       (3,383)      (6,269)
            Accounts payable                                              (4,443)      11,142       (7,004)
            Accrued liabilities                                           (2,375)       9,322        4,464
            Deferred and current taxes payable                            (3,051)       9,800       (3,042)
            Other noncurrent assets                                       (6,234)      (5,960)       2,305
            Other noncurrent liabilities                                   7,750         (335)        (629)
                                                                        --------     --------     --------
              Net cash provided by operating activities                   16,546       25,271       28,275
                                                                        --------     --------     --------

Cash flows from investing activities:
            Capital expenditures                                         (13,902)     (10,833)     (10,125)
            Proceeds from disposition of business                             --           --       28,409
            Goodwill, trademarks and other intangibles                      (807)        (852)        (755)
                                                                        --------     --------     --------
              Net cash (used in) provided by investing activities        (14,709)     (11,685)      17,529
                                                                        --------     --------     --------

Cash flows from financing activities:
            Repayment of Senior Notes                                     (5,000)      (5,000)     (10,000)
            Net (payment of) proceeds from current bank borrowings        (2,300)      (4,700)       6,300
            Principal payments under capital leases                           --           --          (69)
            Stock options exercised and other changes                      1,780          840          499
            Dividends paid                                                (1,360)      (1,206)      (1,247)
            Purchase of treasury stock                                        --       (7,329)     (17,593)
                                                                        --------     --------     --------
               Net cash (used in) financing activities                    (6,880)     (17,395)     (22,110)
                                                                        --------     --------     --------
Effect of exchange rate changes on cash                                   (1,045)         253       (2,705)
                                                                        --------     --------     --------
Net (decrease) increase in cash                                           (6,088)      (3,556)      20,989

Cash at beginning of year                                                 23,059       26,615        5,626
                                                                        --------     --------     --------
Cash at end of year                                                     $ 16,971     $ 23,059     $ 26,615
                                                                        ========     ========     ========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                      Accumulated
                                                                   Class A     Capital in             Other Comp-
                                           Preferred     Common     Common     Excess of    Retained   rehensive    Treasury
                                             Stock        Stock      Stock     Par Value    Earnings     Loss        Stock
                                           ---------   ---------  ---------    ---------   ---------  ------------ ---------
Balance, January 31, 1999                       --     $     94    $     35    $ 65,332    $106,141    ($ 6,006)   ($ 2,988)
    Net income                                                                               13,721
    Dividends ($0.10 per share)                                                              (1,247)
    Stock options exercised,
      net of tax benefit                                                            781
    Common stock repurchased                                                                                        (17,593)
    Foreign currency  translation
     adjustment                                                                                         (10,456)
    Conversion of Class A Common
        Stock to Common Stock                                 1
                                           ---------   ---------  ---------    ---------   ---------  ------------ ---------
Balance, January 31, 2000                       --           95          35      66,113     118,615     (16,462)    (20,581)
    Net income                                                                               20,767
    Dividends ($0.105 per share)                                                             (1,206)
    Stock options exercised,
     net of tax benefit                                       1                   1,129
    Common stock repurchased                                                                                         (7,329)
    Foreign currency  translation
     adjustment                                                                                          (1,707)
                                           ---------   ---------  ---------    ---------   ---------  ------------ ---------
Balance, January 31, 2001                       --           96          35      67,242     138,176     (18,169)    (27,910)
    Net income                                                                               17,014
    Dividends ($0.12 per share)                                                              (1,360)
    Stock options exercised,
     net of tax benefit                                       2                   1,863
    Supplemental executive
     retirement plan                                                                379
    Employee stock bonus plan                                                                                           219
    Accounting change, net of tax                                                                           367
    Net unrealized gain on investments,
     net of tax                                                                                             199
    Effective portion of unrealized
     loss on hedging contracts, net of tax                                                                 (449)
    Foreign currency translation
     adjustment                                                                                         (15,234)
                                           ---------   ---------  ---------    ---------   ---------  ------------ ---------
Balance, January 31, 2002                       --     $     98    $     35    $ 69,484    $153,830    ($23,286)   ($27,691)
                                           =========   =========  ---------    ---------   ---------  ------------ ---------


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO MOVADO GROUP INC.'S CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Movado Group, Inc. (the "Company") is a designer, manufacturer and distributor of quality watches with prominent brands in almost every price category comprising the watch industry. In fiscal 2002, the Company marketed five distinctive brands of watches: Movado, Concord, ESQ, Coach and Tommy Hilfiger, which compete in most segments of the watch market.

The Company designs and manufactures Concord and Movado watches primarily through its subsidiaries and third party contract assemblers in Switzerland, as well as in the United States, for sale throughout the world. ESQ watches are manufactured to the Company's specifications by independent contractors located in the Far East using Swiss movements. Coach watches are assembled in Switzerland by independent suppliers. Tommy Hilfiger watches are assembled in the Far East by independent suppliers. The Company distributes its watch brands through its United States operations as well as through sales subsidiaries in Canada, Hong Kong, Singapore and Switzerland, and through a number of independent distributors located in various countries throughout the world.

In addition to its sales to trade customers and independent distributors, through a wholly owned domestic subsidiary, the Company sells Movado watches, Movado jewelry, tabletop accessories and other product line extensions within the Movado brand directly to consumers in its Movado Boutiques. Another of the Company's domestic subsidiaries also operates a number of Movado outlet stores throughout the United States, through which it sells discontinued and second merchandise.

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

Trade receivables

The Company's trade customers include department stores, jewelry store chains and independent jewelers. Movado and Concord watches are also marketed outside the U.S. through a network of independent distributors. Accounts receivable are stated net of allowances for doubtful accounts of $4.1 million and $4.4 million at January 31, 2002 and 2001, respectively. The Zale Corporation accounted for 9%, 10% and 13% of the Company's consolidated net sales in fiscal 2002, 2001 and 2000, respectively.

At January 31, 2002 and 2001, the same trade customer accounted for 13% and 11% of consolidated trade receivables, respectively.

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

Inventories

Inventories are valued at the lower of cost or market. The cost of domestic finished goods inventories is determined primarily using the first-in, first-out
(FIFO) method. The cost of finished goods and component parts inventories, held by overseas subsidiaries, are determined using average cost.

Property, plant and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of furniture and equipment is provided using the straight-line method based on the estimated useful lives of assets, which range from three to ten years. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the lease or the estimated useful life of the leasehold improvement. Computer software costs related to the development of major systems are capitalized as incurred and are amortized over their useful lives. Maintenance and repair costs are charged to earnings while expenditures for major renewals and improvements are capitalized. Upon the disposition of property, plant and equipment, the accumulated depreciation is deducted from the original cost and any gain or loss is reflected in current earnings.

Intangibles

Intangible assets consist primarily of trademarks and are recorded at cost. Trademarks are generally amortized over ten years. The Company continually reviews intangible assets to evaluate whether events or changes have occurred that would suggest an impairment of carrying value. An impairment would be recognized when expected undiscounted future operating cash flows are lower than the carrying value. At January 31, 2002 and 2001, intangible assets at cost were $5.7 million and $5.3 million, respectively, and related accumulated amortization of intangibles were $2.0 million and $1.5 million, respectively.

Revenue Recognition

The Company recognizes its revenue upon transfer of title or, in the case of retail sales, at the time of register receipt. Allowances for estimated returns and sales and cash discounts are provided when sales are recorded.

Preopening Costs

Costs associated with the opening of new retail and outlet stores are expensed in the period incurred.

Advertising

The Company expenses the production costs of an advertising campaign at the commencement date of the advertising campaign. Advertising expenses for fiscal 2002, 2001 and 2000, amounted to $56.9 million, $62.3 million and $61.8 million, respectively.

Income taxes

The Company and its domestic subsidiaries file a consolidated federal income tax return. Foreign income taxes have been provided based on the applicable tax rates in each of the foreign countries in which the Company operates. Certain Swiss income taxes are payable over several years; the portion of these taxes not payable within one year is classified as noncurrent. Noncurrent foreign income taxes included in the consolidated balance sheets at January 31, 2002 and 2001 were $1.2 million and $1.8 million, respectively.

Earnings per share

The Company presents net income per share on a `basic' and `diluted' basis. Basic earnings per share is computed using weighted average shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for dilutive common stock equivalents.

The weighted average number of shares outstanding for basic earnings per share were 11,683,000, 11,651,000 and 12,527,000 for fiscal 2002, 2001 and 2000, respectively. For diluted earnings per share, these amounts were increased by 324,000, 215,000 and 363,000 in fiscal 2002, 2001 and 2000, respectively, due to potentially dilutive common stock equivalents issuable under the Company's stock option plans. There were no anti-dilutive common stock equivalents in the years presented.

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

Stockholders' Equity

Under a series of share repurchase authorizations approved by the Board of Directors, the Company has maintained a discretionary buy-back program throughout fiscal 2002. There were no shares repurchased under the repurchase program during fiscal 2002 and $7.3 million and $17.6 million in fiscal 2001 and 2000, respectively. As of January 31, 2002, the Company had authorization to repurchase shares up to an additional $4.5 million against an aggregate authorization of $30.0 million.

Recently Accounting Standards

In November 2001, the Emerging Issues Task Force (the "EITF") issued EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," which is a codification of EITF's 00-14, 00-22 and 00-25. EITF 01-09 will require the company to reclassify certain selling expenses as a reduction of revenues. These reclassifications will take place in the first quarter of 2002 and prior periods will be reclassified. These reclassifications will not impact net income.

On June 20, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations within the scope of this Statement are to be accounted for using one method, the purchase method.

On June 20, 2001, FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets recognized in an entity's statement of financial position at the beginning of that fiscal year. This Statement supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition. The Company will adopt SFAS No. 142 in the first quarter of 2002, as required, and does not expect that the adoption will have a material impact on its financial position or the results of operations.

On October 4, 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This Statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The Company does not expect that the adoption of this Statement will have a material impact on its financial position or results of operations.

Reclassification

Certain prior year amounts have been reclassified to conform to the fiscal 2002 presentation.

NOTE 2 - INVENTORIES

           Inventories consist of the following (in thousands):

                                                               JANUARY 31,
                                                        -------------------------
                                                          2002              2001
                                                        -------           -------
                     Finished goods                     $63,956           $60,909
                     Component parts                     32,531            30,942
                     Work-in-process                      2,102             4,012
                                                        -------           -------
                                                        $98,589           $95,863
                                                        =======           =======

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at January 31, at cost, consisted of the following (in thousands):

                                                                       2002            2001
                                                                     -------         -------
                      Furniture and equipment                        $26,657         $25,427
                      Leasehold improvements                          20,334          15,579
                      Computer Software                               20,235          19,278
                                                                     -------         -------
                                                                      67,226          60,284
                      Less:  accumulated depreciation               (28,500)        (27,378)
                                                                     -------         -------
                                                                     $38,726         $32,906
                                                                     =======         =======

Depreciation for fiscal 2002, 2001 and 2000 was $6.8 million, $5.7 million and $4.7 million, respectively.

NOTE 4 - BANK CREDIT ARRANGEMENTS AND LINES OF CREDIT

The Company's revolving credit facility with its domestic bank group was entered into in June 2000 to provide for a three year $100.0 million unsecured revolving line of credit, which replaced a three year $90.0 million unsecured facility dated July 1997. In addition, certain members within the bank group provided for $15.0 million of uncommitted working capital lines of credit at each year end January 31, 2002 and 2001, respectively. As of January 31, 2002, one bank in the domestic bank group issued five irrevocable standby letters of credit for retail and operating facility leases and Canadian payroll to various landlords and the Royal Bank of Canada totaling $0.5 million with expiration dates through May 15, 2003. The renewed bank credit agreement provides for various rate options including the federal funds rate plus a fixed rate, the prime rate or a fixed rate plus the LIBOR rate. The Company pays a facility fee on the unused portion of the credit facility. The agreement also contains certain financial covenants including an interest coverage ratio and certain restrictions that limits the Company on the sale, transfer or distribution of corporate assets, including dividends and limit the amount of debt outstanding. The Company was in compliance with these restrictions and covenants at January 31, 2002 and 2001. The domestic unused line of credit was $108.5 million and $106.2 million at January 31, 2002 and 2001, respectively.

A Swiss subsidiary of the Company maintains un-secured lines of credit for an unspecified length of time with a Swiss bank. Available credit under these lines totaled 8.8 million Swiss francs and 11.3 million Swiss francs, with dollar equivalents of approximately $5.1 million and $6.9 million at January 31, 2002 and 2001, of which a maximum of $5.0 million can be drawn. As of January 31, 2002, the Swiss bank has made guarantees to certain Swiss vendors of approximately 0.7 million Swiss francs. There are no other restrictions on transfers in the form of dividends, loans or advances to the Company by its foreign subsidiaries.

Outstanding borrowings against the Company's aggregate demand lines of credit were $6.5 million at January 31, 2002 and $8.8 million at January 31, 2001. Aggregate maximum and average monthly outstanding borrowings against the Company's lines of credit and related weighted average interest rates during fiscal 2002, 2001 and 2000 were as follows (in thousands):

                                    FISCAL YEAR ENDED JANUARY 31,
                                  --------------------------------
                                    2002        2001        2000
                                  -------     -------     -------
Maximum borrowings                $52,250     $51,850     $61,900
Average monthly borrowings        $37,494     $31,622     $40,290
Weighted average interest rate        4.8%        8.2%        6.3%

Weighted average interest rates were computed based on average month-end outstanding borrowings and applicable average month-end interest rates.

NOTE 5 - LONG-TERM DEBT

The components of long-term debt as of January 31 were as follows (in thousands):

                                                                       2002               2001
                                                                     -------            -------
                     Senior Notes                                    $15,000            $20,000
                     Series A Senior Notes                            25,000             25,000
                                                                     -------            -------
                                                                      40,000             45,000
                     Less current portion                              5,000              5,000
                                                                     -------            -------
                     Long-term debt                                  $35,000            $40,000
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

On March 21, 2001, the Company entered into a new Note Purchase and Private Shelf Agreement, which allows for the issuance for up to three years after the date thereof, of senior promissory notes in the aggregate principal amount of up to $40.0 million with maturities up to 12 years from their original date of issuance. As of January 31, 2002 the Company had no borrowings under this agreement.

The agreements governing the Senior Notes and Series A Senior Notes contain certain restrictions and covenants which generally require the maintenance of a minimum net worth, limit the amount of additional secured debt the Company can incur and limit the sale, transfer or distribution of corporate assets including dividends. The Company was in compliance with these restrictions and covenants at January 31, 2002 and 2001.

NOTE 6 - HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INVESTMENTS

The Company's policy is to enter into forward exchange contracts and purchase foreign currency options to reduce our exposure to adverse fluctuations in foreign exchange rates and, to a lesser extent, in commodity prices. When entered into, the Company formally documents these derivative instruments as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. The Company formally assesses, both at the inception and at each financial quarter thereafter, the effectiveness of the derivative instrument hedging the underlying cash flow transaction which, is being hedged. Any ineffectiveness related to the derivative financial instruments change in fair value will be recognized in the period in which the ineffectiveness was calculated. All of our derivative instruments have liquid markets to assess fair value. The Company does not enter into any derivative instruments for trading purpose.

On February 1, 2002, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. These Statements require that an entity recognizes all derivative instruments as either assets or liabilities measured at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other stockholders' equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings.

The adoption of SFAS No. 133 resulted in the Company recording a transition adjustment to recognize its derivative instruments at fair value. This transition adjustment was an after-tax reduction to net income of approximately $0.1 million and an after-tax increase to accumulated other comprehensive loss ("AOCL") of approximately $0.4 million.

As of January 31, 2002, the balance of deferred net losses on derivative instruments included in AOCL was $0.1 million, net of tax. The Company expects that nearly all the deferred net losses will be realized into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The primary underlying transaction which will cause the amount in AOCL to affect net earnings consists of the Company's inventory sell through of inventory purchased predominantly in Swiss francs. The maximum length of time the Company is hedging its exposure to the fluctuation in future cash flows for forecasted transactions is 24 months.

During fiscal 2002, the Company recorded no charge related to its assessment of the effectiveness of its derivative hedge portfolio. However, the Company incurred a $2.2 million loss for the amounts excluded in this assessment of the derivative hedge portfolio effectiveness. The Company also recorded a $0.2 million gain resulting from a discontinued cash flow hedge because the original forecasted transaction did not occur by the end of the original specified time period. The Company records these transactions in the cost of sales of the consolidated financial statements.

The following presents fair value and maturities of the Company's derivative instruments outstanding as of January 31, 2002 (in millions):

January 31, 2002                   Fair Value       Maturities
----------------                   ----------       ----------
Foreign currency contracts         $105.5           2002-2003
Commodity contracts                $  3.0              2002
Purchased contracts                $  0.3           2002-2003


The Company estimates the fair value of its derivative instruments using quoted market prices. Fair value is included in other assets or current liabilities.

NOTE 7 - FAIR VALUE OF OTHER FINANCIAL INSTRUMENTS

The fair value of the Company's 6.56% Senior Notes and 5.9% Series A Senior Notes approximate 103% and 100% of the carrying value of the notes, respectively, as of January 31, 2002. The fair value was calculated based upon the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or upon estimated prices based on current yields for debt issues of similar quality and terms.

NOTE 8 - INCOME TAXES

The provision for income taxes for the fiscal years ended January 31, 2002, 2001 and 2000 consists of the following components (in thousands):

                                                                    2002            2001            2000
                                                                   -----          ------           -----
                      Current:
                             U.S. Federal                           $480          $3,124            $  -
                             U.S. State and Local                  (165)             498              11
                             Non-U.S.                              1,221           2,607           1,043
                                                                   -----          ------           -----
                                                                   1,536           6,229           1,054
                                                                   =====           =====           =====

                      Noncurrent:
                             U.S. Federal                              -               -               -
                             U.S. State and Local                      -               -               -
                             Non-U.S.                              1,109           1,674           1,785
                                                                   -----          ------           -----
                                                                   1,109           1,674           1,785
                                                                   =====           =====           =====

                      Deferred:
                             U.S. Federal                          1,057         (1,948)         (1,518)
                             U.S. State and Local                     26           (385)               -
                             Non-U.S.                                  7           1,352             107
                                                                   -----          ------           -----
                                                                   1,090           (981)         (1,411)
                                                                   =====           ====          ======

                      Provision for income taxes                  $3,735          $6,922          $1,428
                                                                  ======          ======          ======

Deferred income taxes reflect the tax effect of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. Deferred income taxes have been classified as current or noncurrent on the consolidated balance sheets based on the underlying temporary differences and the expected due dates of taxes payable upon reversal. Significant components of the Company's deferred income tax assets and liabilities for the fiscal year ended January 31, 2002 and 2001 consist of the following (in thousands):

                                                                   2002 DEFERRED TAX                    2001 DEFERRED TAX
                                                                   -----------------                    -----------------
                                                               ASSETS          LIABILITIES          ASSETS             LIABILITIES
                                                               ------          -----------          ------             -----------
         Operating loss carry forwards                         $1,480              $  -             $1,596                $  -
         Rent accrual                                             195                 -                143                   -
         Inventory reserve                                      2,554             4,058              2,225               3,502
         Receivable allowance                                   2,181               895              2,183               2,862
         Depreciation/amortization                                597                 -              1,628                   -
         Other                                                  4,233                 -              2,352                   -
                                                               ------            ------             ------              ------
                                                               11,240             4,953             10,127               6,364
         Valuation allowance                                   (1,480)                -             (1,383)                  -
                                                               ------            ------             ------              ------
         Total                                                 $9,760            $4,953             $8,744              $6,364
                                                               ======            ======             ======              ======

As of January 31, 2002, the Company had foreign net operating loss carryforwards of approximately $3.1 million, which are available to offset taxable income in future years. As of January 31, 2002, the Company maintained a valuation allowance with respect to the tax benefit of certain foreign net operating loss carryforwards. Since the Company's foreign deferred tax assets relate primarily to its former sales office in Germany, which is currently operated by an independent distributor, the Company's assessment is that a portion of the foreign deferred tax assets will not likely be utilized in the foreseeable future. Management is continuing to evaluate the appropriate level of allowance based on future operating results and changes in circumstances.

The provision for income taxes differs from the amount determined by applying the U.S. federal statutory rate as follows (in thousands):

                                                                                        FISCAL YEAR ENDED JANUARY 31,
                                                                                        -----------------------------
                                                                                    2002             2001            2000
                                                                                  -------           -------         ------
        Provision for income taxes at the U.S. statutory rate                      $7,262            $9,691          $5,311
        Lower effective foreign income tax rate                                   (4,332)           (3,621)         (3,362)
        Change in valuation allowance                                                  97              (56)         (1,221)
        Tax provided on repatriated earnings of foreign subsidiaries                1,377               265             238
        State and local taxes, net of federal benefit                               (139)               113               8
        Other, net                                                                  (530)               530             454
                                                                                   ------            ------          -----
                                                                                   $3,735            $6,922          $1,428
                                                                                   ======            ======          ======

In fiscal 2002, the Company recognized a tax benefit of $116 from realization of domestic and of certain foreign net operating loss carryforwards.

Provision has not been made for taxes on foreign subsidiaries' undistributed earnings of approximately $171 million at January 31, 2002, as those earnings are considered to be reinvested for an indefinite period. As a result of various tax planning strategies available to the Company, it is not practical to estimate the amount of tax, if any, that may be payable on the eventual distribution of such earnings.

NOTE 9 - OTHER ASSETS

In fiscal 1996, the Company entered into an agreement with a trust which owns an insurance policy issued on the lives of the Company's Chairman and his spouse. Under this agreement, the trust has assigned the insurance policy to the Company as collateral to secure repayment by the trust of interest-free loans to be made by the Company in amounts sufficient for the trust to pay the premiums on said insurance policy (approximately $741,000 per annum). Under the agreement, the trust will repay the loans from the proceeds of the policy. At January 31, 2001 and 2000, the Company had outstanding loans from the trust of $4.6 million and $3.8 million, respectively.

NOTE 10 - LEASES, COMMITMENTS AND CONTINGENCIES

The Company leases office, distribution, retail and manufacturing facilities and office equipment under operating leases, which expire at various dates through June 2013. Certain of the leases provide for renewal options and escalation clauses for real estate taxes and other occupancy costs. Rent expense for equipment and distribution, factory and office facilities under operating leases was approximately $7.7 million, $8.2 million and $6.6 million in fiscal 2002, 2001 and 2000, respectively. Minimum annual rentals at January 31, 2001 under noncancelable operating leases which do not include escalations that will be based on increases in real estate taxes and operating costs are as follows:

                                 YEAR ENDING JANUARY 31,
                                     (IN THOUSANDS):

                            2003                           $7,750
                            2004                            6,789
                            2005                            6,368
                            2006                            6,039
                            2007                            5,420
                           Thereafter                      21,450
                                                          -------
                                                          $53,816
                                                          =======

Due to the nature of its business as a luxury consumer goods distributor, the Company is exposed to various commercial losses. The Company believes it is adequately insured against such losses.

NOTE 11 - EMPLOYEE BENEFIT PLANS

The Company maintains an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. Company contributions and expenses of administering the Employee Savings Plan amounted to $0.6 million, $0.5 million and $0.6 million in fiscal 2002, 2001 and 2000, respectively.

Effective June 1, 1995, the Company adopted a defined contribution supplemental executive retirement plan ("SERP"). The SERP provides eligible executives with supplemental pension benefits in addition to amounts received under the Company's other retirement plan. The Company makes a matching contribution which vests equally over five years. During fiscal 2001, 2000 and 1999, the Company recorded an expense related to the SERP of approximately $0.5 million, $0.4 million and $0.6 million, respectively.

During fiscal 1999, the Company adopted a Stock Bonus Plan for all employees not in the SERP. Under the terms of this Stock Bonus Plan, the Company contributes a discretionary amount to the trust established under the plan. Each plan participant vests after five years in 100% of their respective prorata portion of such contribution. For fiscal 2002, 2001 and 2000 the Company recorded an expense of $0.2 million, $0.1 million and $0.2 million, respectively, related to this plan.

On September 23, 1994, the Company entered into a Death and Disability Benefit Plan agreement with the Company's Chairman. Under the terms of the agreement, in the event of the Chairman's death or disability, the Company is required to make an annual benefit payment of approximately $300,000 to his spouse for the lesser of ten years or her remaining lifetime. Neither the agreement nor the benefits payable thereunder are assignable and no benefits are payable to the estates or heirs of the Chairman or his spouse. Results of operations include an actuarially determined charge related to this plan of approximately $0.1 million in each of the fiscal years 2002, 2001 and 2000.

Effective concurrently with the consummation of the Company's public offering in the fourth quarter of fiscal 1994, the Board of Directors and the shareholders of the Company approved the adoption of the Movado Group, Inc. 1993 Employee Stock Option Plan (the "Employee Stock Option Plan") for the benefit of certain officers, directors and key employees of the Company. The Employee Stock Option Plan was amended in fiscal 1997 and restated as the Movado Group, Inc. 1996 Stock Incentive Plan (the "Plan"). Under the Plan, the Compensation Committee of the Board of Directors, which is comprised of the Company's four outside directors, has the authority to grant incentive stock options and nonqualified stock options, to purchase, as well as stock appreciation rights and stock awards, up to 3,500,000 shares of Common Stock. Options granted to participants under the plan generally become exercisable in equal installments over three or five years and remain exercisable until the tenth anniversary of the date of grant. The option price may not be less than the fair market value of the stock at the time the options are granted.

Transactions in stock options under the Plan since fiscal 1999 are summarized as follows:

                                                    OUTSTANDING               WEIGHTED AVERAGE
                                                      OPTIONS                  EXERCISE PRICE
                                                    -----------               ----------------
         January 31, 1999                             1,283,610                     13.23
         Options granted                                436,550                     25.53
         Options exercised                              (54,266)                     9.21
         Options forfeited                             (109,477)                    16.51
                                                      ---------                     -----
         January 31, 2000                             1,556,417                     15.65
         Options granted                                244,050                      8.72
         Options exercised                             (103,387)                     8.15
         Options forfeited                              (82,779)                    18.86
                                                      ---------                     -----
         January 31, 2001                             1,614,301                     15.09
         Options granted                                911,700                     17.26
         Options exercised                             (231,301)                     8.29
         Options forfeited                             (118,028)                    19.70
                                                      ---------                     -----
         January 31, 2002                             2,176,672                     16.47
                                                      ---------                     -----

Options exercisable at January 31, 2002, 2001 and 2000 were 796,015, 813,587 and 701,814, respectively.

The weighted-average fair value of each option grant estimated on the date of grant using the Black-Scholes option-pricing model is $7.74, $4.72 and $11.18 per share in fiscal 2002, 2001 and 2000, respectively. The following weighted-average assumptions were used for grants in 2002, 2001 and 2000: dividend yield of 0.71% for fiscal 2002, dividend yield of 0.86% for fiscal 2001 and 0.45% for fiscal 2000; expected volatility of 50% for fiscal 2002, 48% for fiscal 2001 and 40% for fiscal 2000, risk-free interest rates of 4.81% for fiscal 2002, 6.67% for fiscal 2001 and 6.75% for fiscal 2000 and expected lives of seven years for fiscal 2002, 2001 and 2000.

The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Company grants for stock-based compensation plans been determined based on the fair value at the grant dates and recognized ratably over the vesting period, the Company's net income and net income per share for fiscal 2002, 2001 and 2000 would approximate the pro forma amounts below (in thousands, except per share data):

                                                        2002                          2001                         2000
                                                        ----                          ----                         ----
                                            AS REPORTED     PRO FORMA      AS REPORTED    PRO FORMA     AS REPORTED    PRO FORMA
                                            -----------     ---------      -----------    ---------     -----------    ---------
Net Income                                     $17,014       $14,249         $20,767       $19,135        $13,721       $12,216
Net Income per share-Basic                       $1.46         $1.22           $1.78         $1.64          $1.10         $0.98
Net Income per share-Diluted                     $1.42         $1.19           $1.75         $1.61          $1.06         $0.95

The pro forma impact takes into account options granted since February 1, 1995 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period.

The following table summarizes outstanding and exercisable stock options as of January 31, 2002:

                                                          WEIGHTED-
                                                           AVERAGE               WEIGHTED-AVERAGE                        WEIGHTED-
                                                          REMAINING                  EXERCISE                             AVERAGE
               RANGE OF                 NUMBER           CONTRACTUAL                   PRICE               NUMBER         EXERCISE
           EXERCISE PRICES           OUTSTANDING         LIFE (YEARS)                                   EXERCISABLE        PRICE
         -------------------         -----------         ------------            ----------------       -----------      ---------
          $5.00   -    $9.99           547,153               5.2                        $8.89             378,873           $9.07
         $10.00   -   $14.99           572,019               7.8                       $14.00             153,652          $13.18
         $15.00   -   $19.99           201,000               8.9                       $17.26               9,700          $16.17
         $20.00   -   $24.99           697,050               8.3                       $21.68             155,520          $22.39
         $25.00   -   $29.75           159,450               6.2                       $27.54              98,270          $27.53
         -------------------         ---------               ---                       ------             -------          ------
          $5.00   -   $29.75         2,176,672               7.3                       $16.47             796,015          $14.83
         -------------------         ---------               ---                       ------             -------          ------

NOTE 12 - OTHER COMPREHENSIVE LOSS

The components of other comprehensive loss for the twelve months ended January 31, 2002 and 2001 are as follows (in thousands):

                                                        2002              2001             2000
                                                     --------          --------           -------
Balance at beginning of Fiscal Year                  ($18,169)         ($16,462)          ($6,006)

Accounting change, net of tax                              367                 -                 -
Net unrealized gain on investment, net of tax              199                 -                 -
Effective portion of unrealized gain on
  hedging contracts, net of tax                          (449)                 -                 -
Foreign currency translation adjustment                (5,234)           (1,707)         ($10,456)
                                                     --------          --------           -------
Balance at end of Fiscal Year                        ($23,286)         ($18,169)         ($16,462)
                                                     ========          ========          ========

NOTE 13- OTHER CHANGES

During the quarter ended October 31, 2001, the Company recorded a severance and early retirement charge associated with a head count reduction of 38 U.S. corporate and operations workforce spread across employee classes. The charge associated with the reduction was $2.7 million pre-tax. At January 31, 2002, $2.2 million was included in accrued liabilities.

NOTE 14 - SEGMENT INFORMATION

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

The Company divides its business into two major geographic segments: "Domestic," which includes the result of the Company's North American and Caribbean operations, and "International," which includes the results of all other
Company operations. The Company's international operations are conducted in Europe, the Middle East and the Far East. The Company's international assets are substantially located in Europe.

The Company conducts its business primarily in three operating segments:
"Wholesale," "Retail" and "Other." The Company's wholesale segment includes the designing, manufacturing and distribution of quality watches. Retail includes the Movado Boutiques and outlet stores. Other includes the Company's service center operations and shipping. The accounting policies of the segments are the same as those described in "Significant Accounting Policies." The Company evaluates segment performance based on operating profit.

OPERATING SEGMENT DATA AS OF AND FOR THE FISCAL YEAR ENDED JANUARY 31 (IN THOUSANDS):

                                  NET SALES                      OPERATING PROFIT (LOSS)
                      --------------------------------    ----------------------------------
                          2002        2001        2000        2002         2001         2000
                      --------    --------    --------    --------     --------     --------
Wholesale             $243,721    $276,058    $256,665    $ 26,248     $ 38,238     $ 14,187
Retail                  47,172      39,303      32,806        (719)      (1,183)      (1,362)
Other                    8,832       5,480       5,596       1,179         (552)       1,489
Elimination (1)             --          --          --        (479)      (2,371)       1,455
                      --------    --------    --------    --------     --------     --------
Consolidated total    $299,725    $320,841    $295,067    $ 26,229     $ 34,132     $ 15,769
                      ========    ========    ========    ========     ========     ========

                                 TOTAL ASSETS                    CAPITAL EXPENDITURES
                      --------------------------------    --------------------------------
                          2002        2001        2000        2002        2001        2000
                      --------    --------    --------    --------    --------    --------
Wholesale              242,528    $238,278    $207,232    $  8,029    $  8,311    $  7,916
Retail                  31,177      29,068      25,802       5,271       2,184       1,516
Other                       --          --          --           7           7           4
Corporate (2)           16,971      23,059      26,615         597         331         689
                      --------    --------    --------    --------    --------    --------
Consolidated total    $290,676    $290,405    $259,649    $ 13,904    $ 10,833    $ 10,125
                      ========    ========    ========    ========    ========    ========

                     DEPRECIATION AND AMORTIZATION
                     -----------------------------
                        2002      2001      2000
                      ------    ------    ------
Wholesale             $5,319    $4,460    $3,396
Retail                 1,507     1,157       925
Other                     41        41        41
Corporate                683       683       827
                      ------    ------    ------
Consolidated total    $7,550    $6,341    $5,189
                      ======    ======    ======

GEOGRAPHIC SEGMENT DATA AS OF AND FOR THE FISCAL YEAR ENDED JANUARY 31 (IN THOUSANDS):

                                     NET SALES                           LONG-LIVED ASSETS
                      -------------------------------------     -----------------------------------
                          2002          2001          2000          2002         2001         2000
                      ---------     ---------     ---------     ---------    ---------    ---------
Domestic              $ 263,869     $ 304,265     $ 281,433     $  26,770    $  18,483    $  16,534
International           186,331       202,557       194,944        11,956       14,423       11,059
Elimination (3)        (150,475)     (185,981)     (181,310)           --           --           --
                      ---------     ---------     ---------     ---------    ---------    ---------
Consolidated total    $ 299,725     $ 320,841     $ 295,067     $  38,726    $  32,906    $  27,593
                      =========     =========     =========     =========    =========    =========

                           INCOME (LOSS) BEFORE TAXES
                      -----------------------------------
                         2002         2001         2000
                       -------     --------      -------
Domestic              ($   280)    $  8,826     ($ 3,294)
International           21,617       22,220       18,087
Elimination (3)           (479)      (3,357)         356
                       -------     --------      -------
Consolidated total     $20,858     $ 27,689      $15,149
                       =======     ========      =======

(1)      Elimination of inter-segment management fees.

(2)      Corporate assets include cash.

(3) Elimination of intercompany sales between domestic and international units.

NOTE 15 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents unaudited selected interim operating results of the Company for fiscal 2002 and 2001 (in thousands, except per share amounts):

                                                                                     QUARTER ENDED
                                                              ----------------------------------------------------------
                                                                 1ST              2ND               3RD            4TH
                                                              -------          -------            -------        -------
FISCAL 2002
   Net sales                                                  $56,512          $78,352            $90,103        $74,758
   Gross profit                                               $34,944          $47,988            $55,879        $45,259
   Net income                                                  $(237)           $5,125             $7,524         $4,602

PER SHARE:
    Net income (loss):
       Basic                                                  $(0.02)            $0.44              $0.64          $0.39
       Diluted                                                $(0.02)            $0.42              $0.63          $0.38

FISCAL 2001
    Net sales                                                 $53,339          $76,173           $105,122        $86,207
    Gross profit                                              $32,041          $45,786            $65,195        $54,429
    Net income (loss)                                          $(173)           $4,730            $12,557         $3,653

PER SHARE:
    Net income:
       Basic                                                  $(0.01)            $0.41              $1.09          $0.32
       Diluted                                                $(0.01)            $0.40              $1.07          $0.31

As each quarter is calculated as a discrete period, the sum of the four quarters may not equal the calculated full year amount. This is in accordance with prescribed reporting requirements.

NOTE 16 - SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows (in thousands):

                                                              FISCAL YEAR ENDED JANUARY 31,
                                                      2002                2001                2000
                                                     ------              ------              ------
Cash paid during the year for:
       Interest                                      $4,963              $6,634              $7,559
       Income taxes                                  $2,824              $2,992              $7,079

                                   SCHEDULE II
                               MOVADO GROUP, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                          BALANCE AT          PROVISION
                                          BEGINNING           CHARGED TO          CURRENCY               NET              BALANCE AT
               DESCRIPTION                  OF YEAR           OPERATIONS         REVALUATION          WRITE-OFFS         END OF YEAR
               -----------                  -------           ----------         -----------          ----------         -----------
Year ended January 31, 2002:
  Allowance for doubtful accounts            $4,442             $1,384               ($16)            ($1,740)               $4,070


Year ended January 31, 2001:
  Allowance for doubtful accounts            $3,604             $2,386                  $3            ($1,551)               $4,442

Year ended January 31, 2000:
  Allowance for doubtful accounts            $2,567             $2,553               ($21)            ($1,495)               $3,604

                                         BALANCE AT          PROVISION
                                          BEGINNING          CHARGED TO          CURRENCY                NET            BALANCE AT
                                           OF YEAR           OPERATIONS         REVALUATION          WRITE-OFFS        END OF YEAR
                                           -------           ----------         -----------          ----------        -----------
Year ended January 31, 2002:
  Inventory reserve                         $9,607               $756              ($220)            ($4,086)              $6,057

Year ended January 31, 2001:
  Inventory reserve                         $7,035             $3,550                 $46            ($1,024)              $9,607

Year ended January 31, 2000:
  Inventory reserve                         $3,308             $5,113              ($436)              ($950)              $7,035

                                         BALANCE AT         PROVISION/
                                        BEGINNING OF         (BENEFIT)           CURRENCY                               BALANCE AT
                                            YEAR           TO OPERATION        REVALUATION          ADJUSTMENTS         END OF YEAR
                                            ----           ------------        -----------          -----------         -----------
Year ended January 31, 2002:
  Deferred tax assets valuation            $1,383                $97                   $-                 $-              $1,480

Year ended January 31, 2001:
  Deferred tax assets valuation            $1,439              ($56)                   $-                 $-              $1,383

Year ended January 31, 2000:
  Deferred tax assets valuation            $2,660           ($1,221)                   $-                 $-              $1,439
