Form 10-Q
period 2002-04-30
MOVADO GROUP INC
filed 2002-06-14
CIK 72573

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

                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2002

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

     As of June 7, 2002 the Registrant had 3,473,123 shares of Class A Common Stock, par value $0.01 per share, outstanding and 9,918,675 shares of Common Stock, par value $0.01 per share, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               MOVADO GROUP, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 APRIL 30, 2002

                                                                                    Page
                                                                                    ----
Part I       Financial Information

             Item 1.          Consolidated Balance Sheets at April 30, 2002,
                              January 31, 2002 and April 30, 2001                    3

                              Consolidated Statements of Operations for the
                              three months ended April 30, 2002 and 2001             4

                              Consolidated Statements of Cash Flows for the
                              three months ended April 30, 2002 and 2001             5

                              Notes to Consolidated Financial Statements             6

             Item 2.          Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                    9

Part II      Other Information

             Item 6.          Exhibits and Reports on Form 8-K                      12

Signatures                                                                          13

Exhibit Index                                                                       14

                         PART 1 - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                      (in thousands, except share amounts)
                                   (Unaudited)



                                                                     APRIL 30,        JANUARY 31,         APRIL 30,
                                                                        2002              2002              2001
ASSETS

Current assets:
    Cash and cash equivalents                                        $  21,407         $  16,971         $  12,042
    Trade receivables, net                                              94,223            92,014            96,414
    Inventories, net                                                   106,272            98,589           104,428
    Other                                                               26,063            19,467            25,231
                                                                     ---------         ---------         ---------
       Total current assets                                            247,965           227,041           238,115

Property, plant and equipment, net                                      37,897            38,726            33,224
Other                                                                   24,304            24,909            22,071
                                                                     ---------         ---------         ---------
       Total assets                                                  $ 310,166         $ 290,676         $ 293,410
                                                                     =========         =========         =========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Loans payable to banks                                           $  31,000         $   6,500         $  38,725
    Current portion of long-term debt                                    5,000             5,000             5,000
    Accounts payable                                                    15,951            23,824            15,182
    Accrued liabilities                                                 20,691            25,417            21,845
    Current taxes payable                                                6,444             8,646             7,818
    Deferred  taxes payable                                              4,593             3,722             2,950
                                                                     ---------         ---------         ---------
       Total current liabilities                                        83,679            73,109            91,520

Long-term debt                                                          35,000            35,000            40,000
Deferred and non-current foreign income taxes                            1,591             1,513             3,329
Other liabilities                                                        7,766             8,584             5,945
                                                                     ---------         ---------         ---------
       Total liabilities                                               128,036           118,206           140,794
                                                                     ---------         ---------         ---------

Shareholders' equity:
    Preferred Stock, $0.01 par value,
       5,000,000 shares authorized; no shares issued                        --                --                --
    Common Stock, $0.01 par value,
       20,000,000 shares authorized; 9,889,550, 9,797,776 and
       9,687,960 shares issued, respectively                                98                98                97
    Class A Common Stock, $0.01 par value,
       10,000,000 shares authorized; 3,473,123, 3,509,733 and
       3,509,733 shares issued and outstanding, respectively                35                35                35
    Capital in excess of par value                                      69,898            69,484            68,302
    Retained earnings                                                  157,539           153,830           137,589
    Accumulated other comprehensive loss                               (17,749)          (23,286)          (25,497)
    Treasury stock, 1,544,487, 1,544,487 and 1,556,670
       shares, respectively, at cost                                   (27,691)          (27,691)          (27,910)
                                                                     ---------         ---------         ---------
       Total shareholders' equity                                      182,130           172,470           152,616
                                                                     ---------         ---------         ---------
 Total liabilities and shareholders' equity                          $ 310,166         $ 290,676         $ 293,410
                                                                     =========         =========         =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                          THREE MONTHS ENDED APRIL 30,

                                                                               2002             2001
                                                                           --------         --------

Net sales                                                                  $ 57,271         $ 56,512

Costs and expenses:
    Cost of sales                                                            22,092           21,568
    Selling, general and administrative                                      33,791           33,890
                                                                           --------         --------

Operating income                                                              1,388            1,054

Net interest expense                                                            927            1,232
                                                                           --------         --------

Income (loss) before income taxes and cumulative effect of a change
    in accounting principle                                                     461             (178)

Provision (tax benefit) for income taxes                                        129              (50)
                                                                           --------         --------

Income (loss) before cumulative effect of a change in accounting
    principle                                                                   332             (128)

Cumulative effect of a change in accounting principle, net of a
    tax benefit of $42                                                           --             (109)
                                                                           --------         --------

Net income (loss)                                                          $    332         ($   237)
                                                                           --------         --------

Basic income (loss) per share
    Income (loss) before cumulative effect of a change in
       accounting  principle                                               $   0.03         ($  0.01)
    Cumulative effect of a change in accounting principle                        --            (0.01)
                                                                           --------         --------

Net income (loss) per share                                                $   0.03         ($  0.02)
                                                                           ========         ========

Weighted basic average shares outstanding                                    11,762           11,629
                                                                           ========         ========

Diluted income (loss) per share
    Income (loss) before cumulative effect of a change in
       accounting  principle                                               $   0.03         ($  0.01)
    Cumulative effect of a change in accounting principle                        --            (0.01)
                                                                           --------         --------

Net income (loss) per share                                                $   0.03         ($  0.02)
                                                                           ========         ========

Weighted diluted average shares outstanding                                  12,146           11,853
                                                                           ========         ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                          THREE MONTHS ENDED APRIL 30,

                                                                             2002             2001
                                                                         --------         --------
Cash flows from operating activities:

   Net income (loss)                                                     $    332         ($   237)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Depreciation and amortization                                         2,089            1,675
      Provision for losses on accounts receivable                             273              307
      Provision for losses on inventory                                       312              572
   Changes in current assets and liabilities:
      Trade receivables                                                    (2,024)             814
      Inventories                                                          (5,793)         (11,330)
      Other current assets                                                   (708)          (6,136)
      Accounts payable                                                     (8,338)         (13,060)
      Accrued liabilities                                                  (5,018)          (5,941)
      Deferred & current taxes payable                                     (1,655)          (4,622)
      Other non-current assets                                              1,463           (1,650)
      Other non-current liabilities                                          (818)           2,020
                                                                         --------         --------
   Net cash used in operating activities                                  (19,885)         (37,588)
                                                                         --------         --------

Cash flows from investing activities:

   Capital expenditures                                                      (306)          (2,649)
   Trademarks and other intangibles                                          (102)            (128)
                                                                         --------         --------
   Net cash used in investing activities                                     (408)          (2,777)
                                                                         --------         --------

Cash flows from financing activities:

   Net proceeds from bank borrowings                                       24,500           29,925
   Stock options exercise & other                                             418              777
   Dividends paid                                                            (354)            (349)
                                                                         --------         --------
   Net cash provided by financing activities                               24,564           30,353
                                                                         --------         --------

Effect of exchange rate changes on cash and cash equivalents                  165           (1,005)
                                                                         --------         --------

Net increase (decrease) in cash and cash equivalents                        4,436          (11,017)

Cash and cash equivalents at beginning of period                           16,971           23,059
                                                                         --------         --------

Cash and cash equivalents at end of period                               $ 21,407         $ 12,042
                                                                         ========         ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Movado Group, Inc. (the "Company") in a manner consistent with that used in the preparation of the financial statements included in the Company's fiscal 2002 Annual Report filed on Form 10-K. In the opinion of management, the accompanying financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the periods presented. These consolidated financial statements should be read in conjunction with the aforementioned annual report. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

NOTE 1 - RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the current presentation.

NOTE 2 - INVENTORIES

Inventories consist of the following (in thousands):


                        APRIL 30,      JANUARY 31,      APRIL 30,
                          2002           2002             2001
                       ---------      -----------      ---------
Finished goods         $ 69,304        $ 63,956        $ 67,714
Component parts          33,827          32,531          31,707
Work-in-process           3,141           2,102           5,007
                       --------        --------        --------

                       $106,272        $ 98,589        $104,428
                       ========        ========        ========

NOTE 3 - DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's policy is to enter into forward exchange contracts and purchase foreign currency options to reduce exposure to adverse fluctuations in foreign exchange rates and, to a lesser extent, in commodity prices. When entered into, the Company formally documents these derivative instruments as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. The Company formally assesses, both at the inception and at each financial quarter thereafter, the effectiveness of the derivative instrument hedging the underlying cash flow transaction which is being hedged. Any ineffectiveness related to the derivative financial instruments' change in fair value will be recognized in the period in which the ineffectiveness was calculated. All of our derivative instruments have liquid markets to assess fair value. The Company does not enter into any derivative instruments for trading purposes.

On February 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. These Statements require that an entity recognizes all derivative instruments as either assets or liabilities measured at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other stockholders' equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings.

The adoption of SFAS No. 133 resulted in the Company recording a transition adjustment in the first quarter of fiscal 2002 to recognize its derivative instruments at fair value. This transition adjustment was an after-tax reduction to net income of approximately $0.1 million and an after-tax increase to accumulated other comprehensive loss ("AOCL") of approximately $0.4 million.

As of April 30, 2002 and 2001, the balance of deferred net gains (losses) on derivative instruments included in AOCL was $1.0 million and ($0.4) million, net of tax. The Company expects that $0.7 million of the deferred net gains will be realized into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The primary underlying transaction, which will cause the amount in AOCL to affect net earnings, consists of the Company's sale of inventory purchased predominantly in Swiss francs. The maximum length of time the Company is hedging its exposure to the fluctuation in future cash flows for forecasted transactions is 24 months.

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows (in thousands):


                                            THREE MONTHS
                                           ENDED APRIL 30,
                                         2002           2001
                                         ----           ----
Cash paid during the period for:

  Interest                              $  949        $1,238
  Income taxes                          $2,433        $4,619



NOTE 5  - OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) for the three months ended April 30, 2002 and 2001 are as follows (in thousands):

                                                                   2002           2001
                                                                   ----           ----

Accounting change, net of tax (See note 3)                      $    --        $   367
Net unrealized loss on investment, net of tax                       (11)            --
Effective portion of unrealized income (loss) on hedging
contracts, net of tax                                             1,002           (816)
Foreign currency translation adjustment                           4,546         (6,879)
                                                                -------        -------
Other comprehensive income (loss)                               $ 5,537        ($7,328)
                                                                =======        =======

NOTE 6 - SEGMENT INFORMATION

The Company conducts its business primarily in three operating segments:
"Wholesale," "Retail" and "Other." The Company's Wholesale segment includes the designing, manufacturing and distribution of quality watches. Retail includes the Movado Boutiques and outlet stores. Other includes the Company's service center operations and shipping. Operating segment data as of April 30, 2002 and 2001 are as follows (in thousands).



                         NET SALES                          OPERATING INCOME
                             2002           2001           2002            2001
Wholesale                 $45,463        $47,065        $ 2,400         $ 2,289
Retail                      9,837          7,529         (1,319)         (1,368)
Other                       1,971          1,918            307             133
                          -------        -------        -------         -------
Consolidated total        $57,271        $56,512        $ 1,388         $ 1,054
                          =======        =======        =======         =======


NOTE 7 - RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

On February 1, 2002, the Company adopted Emerging Issues Task Force ("EITF") No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." Upon adoption of EITF 01-09, the Company is required to reclassify certain operating expenses as a reduction of sales. The adoption of this EITF did not have a material effect on the Company's financial position or results of operations for the quarter ended April 30, 2002 and 2001.

On February 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to an annual impairment test. Other intangible assets continue to be amortized over their useful lives. The adoption of this Statement did not have a material effect on the Company's financial position or results of operations. The Company currently has no goodwill or intangible assets with indefinite lives.

On February 1, 2002, the Company also adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of." This SFAS requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The adoption of this Statement had no effect on the Company's financial position or results of operations.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2002 AS COMPARED TO THE THREE MONTHS ENDED APRIL 30, 2001.

Net sales: Comparative net sales by product class were as follows:


                                                Three Months Ended
                                                      April 30,
                                                 2002           2001
Concord, Movado, Coach,
ESQ and Tommy Hilfiger

    Domestic                                  $36,460        $36,430
    International                               9,003         10,635
    Retail                                      9,837          7,529
    Other                                       1,971          1,918
                                              -------        -------
Net Sales                                     $57,271        $56,512
                                              =======        =======

Net sales increased by $0.8 million or 1.3% for the three months ended April
30, 2002 as compared to the three months ended April 30, 2001. Domestic sales of our watch brands remained at the same sales level as compared to the prior year. International watch brand sales decreased by $1.6 million or 15.3% due to adverse economic conditions in the Far East, Middle East and portions of Europe.

Retail sales increased by $2.3 million or 30.7%. Growth in the retail sales category was primarily attributable to comparable store sales increases in the Movado Boutiques of 8.8% and the outlets of 12.7% and new store openings. As of April 30, 2002, there were ten Movado Boutiques and 25 outlets as compared to seven Movado Boutiques and 23 outlets open as of April 30, 2001. Other net sales, which include sales from the Company's service center operations and shipping, increased by $0.1 million or 2.8%.

Gross Margin. The gross profit for the three months ended April 30, 2002 was $35.2 million (61.4% of net sales) as compared to $34.9 million (61.8% of net sales) for the three months ended April 30, 2001. Gross margin increase of $0.3 million for the quarter ended April 30, 2002 primarily relates to the increase in sales.

Selling, General and Administrative. Selling, general and administrative expenses for the quarter were $33.8 million or 59.0% of net sales as compared to $33.9 million or 60.0% of net sales in the first quarter of last year. The $0.1 million or 0.3% decrease was primarily attributable to the Company's ongoing productivity improvements offset by spending in the Company's growth initiatives at the Movado Boutiques.

Interest Expense. Net interest expense for the three months ended April 30, 2002 was $0.9 million as compared to $1.2 million for three months ended April 30, 2001. Interest decreased due to a decline in short-term bank borrowings and a reduction of interest rates.

Income Taxes. The Company recorded a tax expense of $0.1 million for the three months ended April 30, 2002 as compared to a benefit of $0.1 million for the three months ended April 30, 2001. Taxes were recorded at a 28% rate for both the first quarter of fiscal 2003 and fiscal 2002. The Company's effective tax rate reflects the current expectation of overall foreign to domestic earnings mix, local statutory tax rates and the Company's ability to utilize net operating loss carryforwards in certain jurisdictions.

LIQUIDITY AND FINANCIAL POSITION

Cash used in operating activities amounted to $19.9 million and $37.6 million for the three months ended April 30, 2002 and 2001, respectively. The decrease of cash flow used in operating activities for the comparative three months ended April 30, 2002 and 2001 was mainly due to the timing of inventory purchases, operating expense and tax payments and the result of positive income for fiscal 2003.

Cash used in investing activities amounted to $0.4 million and $2.8 million for the three months ended April 30, 2002 and 2001, respectively, were primarily for capital expenditures. For the three months ended April 30, 2002, capital expenditures were mainly for various information systems projects. Expenditures for the three months ended April 30, 2001 relate primarily to the build-out of the Paramus, N.J. corporate offices and management information systems projects.

Cash provided by financing activities amounted to $24.6 million and $30.4 million for the three months ended April 30, 2002 and 2001, respectively, which were due to seasonal short-term bank borrowings.

At April 30, 2002, the Company had two series of Senior Notes outstanding. Senior Notes due January 31, 2005 were originally issued in a private placement completed in fiscal 1994. These notes have required annual principal payments of $5.0 million since January 1998 and bear interest of 6.56% per annum. During fiscal 1999, the Company issued $25.0 million of Series A Senior Notes under a Note Purchase and Private Shelf Agreement dated November 30, 1998. These notes bear interest at 6.90%, mature on October 30, 2010 and are subject to annual repayments of $5.0 million commencing October 31, 2006.

On March 21, 2001, the Company entered into a new Note Purchase and Private Shelf Agreement, which allows for the issuance for up to three years after the date thereof of senior promissory notes in the aggregate principal amount of up to $40.0 million with maturities up to 12 years from their original date of issuance.

In June 2000, the Company completed the renewal of its revolving credit and working capital lines with its bank group. The new agreement provides for a three year $100.0 million unsecured revolving line of credit and $15.0 million of uncommitted working capital lines. At April 30, 2002, the Company had $31.0 million of outstanding borrowings under its bank lines as compared to $38.7 million at April 30, 2001.

Under a series of share repurchase authorizations approved by the Board of Directors, the Company has maintained a discretionary share buy-back program. There were no purchases during the current year under the repurchase program.

The Company paid dividends of approximately $350,000 for the first quarter of both fiscal 2003 and fiscal 2002.

Cash and cash equivalents at April 30, 2002 amounted to $21.4 million compared to $12.0 million at April 30, 2001. The increase in cash relates primarily to the timing of payment for inventory and income taxes and a reduction in capital expenditures during fiscal 2003. Net debt to total capitalization at April 30, 2002 was 27.2% as compared to 47.0% at April 30, 2001.

In summary, the Company made significant progress in the first quarter of fiscal 2003 in maintaining its liquidity primarily through the success of its operating expense reduction initiatives and management of working capital.

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

                                                   MOVADO GROUP, INC.
                                                   (Registrant)

Dated: June 14, 2002                   By:         /s/ Eugene J. Karpovich
                                                   ----------------------------
                                                   Eugene J. Karpovich
                                                   Senior Vice President and
                                                   Chief Financial Officer
                                                   (Chief Financial Officer and
                                                   Principal Accounting Officer)

                                  EXHIBIT INDEX

          EXHIBIT
          NUMBER                                    DESCRIPTION
          ------                                    -----------
