Form 10-Q
period 2002-07-31
MOVADO GROUP INC
filed 2002-09-16
CIK 72573

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

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2002

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

     As of September 11, 2002 the Registrant had 3,428,277 shares of Class A Common Stock, par value $0.01 per share, outstanding and 10,026,616 shares of Common Stock, par value $0.01 per share, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               MOVADO GROUP, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                  JULY 31, 2002

                                                                                               Page
                                                                                               ----
Part I  Financial Information

        Item 1. Consolidated Balance Sheets at July 31, 2002, January 31, 2002 and July
                31, 2001                                                                          3

                Consolidated Statements of Income for the six months and three months
                ended July 31, 2002 and 2001                                                      4

                Consolidated Statements of Cash Flows for the six months ended July 31,
                2002 and 2001                                                                     5

                Notes to Consolidated Financial Statements                                        6

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                Operations                                                                        9

        Item 3. Quantitative and Qualitative Disclosure about Market Risks                       14

        Item 4. Controls and Procedures                                                          14

Part II Other Information

        Item 1. Legal Proceedings                                                                15

        Item 4. Submission of Matters to a Vote of Security Holders                              15

        Item 6. Exhibits and Reports on Form 8-K                                                15-16

Signatures                                                                                       17

Certifications                                                                                  18-19

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                   (Unaudited)

                                                                    JULY 31,      JANUARY 31,       JULY 31,
                                                                     2002            2002            2001
                                                                     ----            ----            ----
ASSETS

Current assets:
    Cash and cash equivalents                                      $  29,355       $  16,971       $  13,636
    Trade receivables, net                                           102,120          92,014         105,362
    Inventories, net                                                 119,858          98,589         106,732
    Other                                                             32,970          19,467          25,880
                                                                   ---------       ---------       ---------
       Total current assets                                          284,303         227,041         251,610

Property, plant and equipment, net                                    38,250          38,726          34,000
Other                                                                 26,171          24,909          23,006
                                                                   ---------       ---------       ---------
       Total assets                                                $ 348,724       $ 290,676       $ 308,616
                                                                   =========       =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Loans payable to banks                                         $  32,000       $   6,500       $  44,350
    Current portion of long-term debt                                  5,000           5,000           5,000
    Accounts payable                                                  22,037          23,824          16,558
    Accrued liabilities                                               24,639          25,417          22,690
    Current taxes payable                                              8,538           8,646           8,228
    Deferred taxes payable                                             4,313           3,722           2,962
                                                                   ---------       ---------       ---------
       Total current liabilities                                      96,527          73,109          99,788

Long-term debt                                                        35,000          35,000          40,000
Deferred and non-current foreign income taxes                          1,708           1,513           3,343
Other liabilities                                                      7,844           8,584           6,692
                                                                   ---------       ---------       ---------
       Total liabilities                                             141,079         118,206         149,823
                                                                   ---------       ---------       ---------

Shareholders' equity:
    Preferred Stock, $0.01 par value,
       5,000,000 shares authorized; no shares issued                      --              --              --
    Common Stock, $0.01 par value,
       20,000,000 shares authorized; 9,999,947, 9,797,776 and
       9,735,448 shares issued, respectively                              99              98              98
    Class A Common Stock, $0.01 par value,
       10,000,000 shares authorized; 3,473,123, 3,509,733 and
       3,509,733 shares issued and outstanding, respectively              35              35              35
    Capital in excess of par value                                    71,213          69,484          68,620
    Retained earnings                                                162,031         153,830         142,366
    Accumulated other comprehensive income (loss)                      1,958         (23,286)        (24,416)
    Treasury stock, 1,544,487, 1,544,487 and 1,556,670
       shares, respectively, at cost                                 (27,691)        (27,691)        (27,910)
                                                                   ---------       ---------       ---------
       Total shareholders' equity                                    207,645         172,470         158,793
                                                                   ---------       ---------       ---------
 Total liabilities and shareholders' equity                        $ 348,724       $ 290,676       $ 308,616
                                                                   =========       =========       =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               (in thousands, except share and per share amounts)
                                   (Unaudited)

                                                   SIX MONTHS ENDED JULY 31,     THREE MONTHS ENDED JULY 31,
                                                   -------------------------     ---------------------------
                                                      2002           2001            2002           2001
                                                      ----           ----            ----           ----
Net sales                                          $ 129,515      $ 134,864       $  72,244      $  78,352
    Cost of sales                                     49,963         51,932          27,871         30,364
                                                   ---------      ---------       ---------      ---------
    Gross Profit                                      79,552         82,932          44,373         47,988

Operating Expenses:
    Selling, general and administrative               69,616         73,105          35,825         39,215
                                                   ---------      ---------       ---------      ---------

Operating income                                       9,936          9,827           8,548          8,773

Net interest expense                                   2,014          2,887           1,087          1,655
                                                   ---------      ---------       ---------      ---------

Income before income taxes and
    cumulative effect of a change in
    accounting principle                               7,922          6,940           7,461          7,118

Provision for income taxes                             2,218          1,943           2,089          1,993
                                                   ---------      ---------       ---------      ---------
Income before cumulative effect of a
    change in accounting principle                     5,704          4,997           5,372          5,125

Cumulative effect of a change in accounting
     principle, net of a tax benefit of $42               --           (109)             --             --
                                                   ---------      ---------       ---------      ---------

Net income                                         $   5,704      $   4,888       $   5,372      $   5,125
                                                   =========      =========       =========      =========

Basic income per share
     Income before cumulative effect of a
          change in accounting principle           $    0.48      $    0.43       $    0.45      $    0.44
     Cumulative effect of an accounting change            --          (0.01)             --             --
                                                   ---------      ---------       ---------      ---------

Net income per share                               $    0.48      $    0.42       $    0.45      $    0.44
                                                   =========      =========       =========      =========

Weighted basic average shares outstanding             11,794         11,650          11,826         11,670
                                                   =========      =========       =========      =========

Diluted income per share
     Income before cumulative effect of a
          change in accounting principle           $    0.47      $    0.41       $    0.44      $    0.42
     Cumulative effect of an accounting change            --          (0.01)             --             --
                                                   ---------      ---------       ---------      ---------

Net income per share                               $    0.47      $    0.40       $    0.44      $    0.42
                                                   =========      =========       =========      =========

Weighted diluted average shares outstanding           12,194         12,075          12,248         12,195
                                                   =========      =========       =========      =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                         SIX MONTHS ENDED JULY 31,
                                                                         -------------------------
                                                                            2002           2001
                                                                          --------       --------
Cash flows from operating activities:
   Net income                                                             $  5,704       $  4,888
   Adjustments to reconcile net income to net cash used in operating activities:
      Depreciation and amortization                                          3,872          3,412
      Provision for losses on accounts receivable                              920            839
      Provision for losses on inventory                                        580            422
   Changes in current assets and liabilities:
      Trade receivables                                                     (9,834)        (8,638)
      Inventories                                                          (15,968)       (13,198)
      Other current assets                                                   1,458         (6,349)
      Accounts payable                                                      (3,253)       (11,677)
      Accrued liabilities                                                   (1,583)        (5,113)
      Deferred & current taxes payable                                        (381)        (4,010)
      Other non-current assets                                               4,315         (5,563)
      Other non-current liabilities                                           (740)         5,858
                                                                          --------       --------
   Net cash used in operating activities                                   (14,910)       (39,129)
                                                                          --------       --------

Cash flows from investing activities:
   Capital expenditures                                                     (1,801)        (4,930)
   Trademarks and other intangibles                                           (165)          (426)
                                                                          --------       --------
   Net cash used in investing activities                                    (1,966)        (5,356)
                                                                          --------       --------

Cash flows from financing activities:
   Net proceeds from bank borrowings                                        25,500         35,550
   Stock options exercised & other                                           1,886          1,379
   Dividends paid                                                             (709)          (698)
                                                                          --------       --------
   Net cash provided by financing activities                                26,677         36,231
                                                                          --------       --------

Effect of exchange rate changes on cash and cash equivalents                 2,583         (1,169)
                                                                          --------       --------

Net increase (decrease) in cash and cash equivalents                        12,384         (9,423)

Cash and cash equivalents at beginning of period                            16,971         23,059
                                                                          --------       --------

Cash and cash equivalents at end of period                                $ 29,355       $ 13,636
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

NOTE 2 - INVENTORIES

Inventories consist of the following (in thousands):

                     JULY 31,     JANUARY 31,    JULY 31,
                       2002          2002          2001
                       ----          ----          ----
Finished goods       $ 75,690      $ 63,956      $ 66,806
Component parts        40,820        32,531        35,910
Work-in-process         3,348         2,102         4,016
                     --------      --------      --------
                     $119,858      $ 98,589      $106,732
                     ========      ========      ========

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows (in thousands):

                                          SIX MONTHS
                                        ENDED JULY 31,
                                       2002        2001
                                      ------      ------
Cash paid during the period for:
  Interest                            $1,668      $2,718
  Income taxes                        $2,766      $6,062

NOTE 4 - OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) for the six and three months ended July 31, 2002 and 2001 are as follows (in thousands):

                                                           SIX MONTHS ENDED            THREE MONTHS ENDED
                                                           ----------------            ------------------
                                                        JULY 31,       JULY 31,       JULY 31,       JULY 31,
                                                          2002           2001           2002           2001
                                                          ----           ----           ----           ----
Balance at beginning of period                         ($23,286)      ($18,169)      ($17,749)      ($25,497)
Accounting change, net of tax                                --            367             --             --
Net unrealized loss on investment,
  net of tax                                                (71)            --            (60)            --
Effective portion of unrealized income on hedging
  contracts, net of tax                                   6,424             85          5,375            533
Foreign currency translation adjustment                  18,891         (6,699)        14,392            548
                                                       --------       --------       --------       --------
Balance at end of period                               $  1,958       ($24,416)      $  1,958       ($24,416)
                                                       ========       ========       ========       ========

NOTE 5 - SEGMENT INFORMATION

The Company conducts its business primarily in three operating segments:
"Wholesale," "Retail" and "Other." The Company's Wholesale segment includes the designing, manufacturing and distribution of quality watches. Retail includes the Movado Boutiques and outlet stores. Other includes the Company's service center operations and shipping. Operating segment data for the six months and three months ended July 31, 2002 and 2001 are as follows (in thousands):

                                  FOR THE SIX MONTHS ENDED JULY 31,
                                  ---------------------------------
                              NET SALES                OPERATING INCOME
                              ---------                ----------------
                          2002          2001          2002           2001
                          ----          ----          ----           ----
Wholesale               $103,159      $112,291      $ 11,138       $ 11,058
Retail                    22,417        18,316        (1,186)        (1,491)
Other                      3,939         4,257           (16)           260
                        --------      --------      --------       --------
Consolidated total      $129,515      $134,864      $  9,936       $  9,827
                        ========      ========      ========       ========

                              FOR THE THREE MONTHS ENDED JULY 31,
                              -----------------------------------
                              NET SALES              OPERATING INCOME
                              ---------              ----------------
                          2002         2001         2002          2001
                          ----         ----         ----          ----
Wholesale               $57,702      $65,231      $ 8,738       $ 8,770
Retail                   12,581       10,776          133          (123)
Other                     1,961        2,345         (323)          126
                        -------      -------      -------       -------
Consolidated total      $72,244      $78,352      $ 8,548       $ 8,773
                        =======      =======      =======       =======

NOTE 6 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On August 15, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. In addition, the associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. The Company does not expect that the adoption of this statement will have a material impact on its financial position or results of operations.

In May 2002, FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002," which relates to the accounting for the extinguishment of debt, certain lease modifications and other various technical corrections to other existing pronouncements. SFAS No. 145 is effective for fiscal years after May 15, 2002 and is effective for SFAS No. 13 transactions occurring after May 15, 2002. This statement rescinds SFAS No. 4 and, thus, the exception to applying Accounting Principles Board Opinion No. 30 ("APB No. 30") to all gains and losses related to extinguishment of debt. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. SFAS No. 64 previously amended SFAS No. 4 and is no longer necessary because SFAS No. 4 has been rescinded. This statement amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also rescinds SFAS No. 44 and makes various technical corrections to other existing pronouncements. The Company does not expect the adoption of this statement will have a material impact on its financial position or results of operations.

On July 29, 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined in Issue No. 94-3 was recognized at the date of an entity's commitment to an exit plan. Therefore, this statement eliminates the definition and requirements for recognition of exit costs in Issue No. 94-3. This Company does not expect the adoption of this statement will have a material impact on its financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Statements included under Management's Discussion and Analysis of Financial Condition and Results of Operations and in any other part of this report, as well as statements in future filings by the Company with the Securities and Exchange Commission ("SEC"), in the Company's press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934. The Company cautions readers that forward looking statements include, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, plans for future operations, effective tax rates, margins, interest costs, and income, as well as assumptions relating to the foregoing. Forward looking statements are subject to certain risks and uncertainties, some of which cannot be predicted or quantified. Actual results and future events could differ materially from those indicated in the forward looking statements due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the SEC including, without limitation, the following: general economic and business conditions which may impact disposable income of consumers, changes in consumer preferences and popularity of particular designs, new product development and introduction, competitive products and pricing, seasonality, availability of alternative sources of supply in the case of loss of any significant supplier, the loss of significant customers, the Company's dependence on key officers, the continuation of licensing arrangements with third parties, ability to secure and protect trademarks, patents and other intellectual property rights, ability to lease new stores on suitable terms in desired markets and to complete construction on a timely basis, continued availability to the Company of financing and credit on favorable terms, business disruptions, general risks associated with doing business outside the United States including, without limitations, import duties, tariffs, quotas, currency translation, political and economic stability and success of hedging strategies in respect of currency exchange rate fluctuations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There has been no material change in the Company's Critical Accounting Policies and Estimates, as disclosed in its Annual Report on Form 10-K for the fiscal year ended January 31, 2002.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JULY 31, 2002 AS COMPARED TO THE SIX MONTHS ENDED JULY 31, 2001.

Net sales: Comparative net sales by product class were as follows:

                                         Six Months Ended
                                             July 31,
                                        2002          2001
                                        ----          ----
Concord, Movado, Coach, ESQ and
Tommy Hilfiger
    Domestic                          $ 85,828      $ 88,685
    International                       17,331        23,606
Retail                                  22,417        18,316
Other                                    3,939         4,257
                                      --------      --------

Net Sales                             $129,515      $134,864
                                      ========      ========

Net sales decreased by $5.3 million or 4.0% for the six months ended July 31, 2002 as compared to the six months ended July 31, 2001. Domestic sales of our watch brands decreased by $2.9 million or 3.2% due to softness in the luxury segment of the retail market in addition to retailers more closely managing their inventories. International watch brand sales decreased by $6.3 million or 26.6% due to a slowdown in the luxury goods markets in the Far East, Europe and the Middle East.

Retail sales increased by $4.1 million or 22.4%. Growth in the retail sales category was primarily attributable to new store openings and comparable store sales increases in the outlets of 10.8% and the Movado Boutiques of 4.8%. As of July 31, 2002, there were ten Movado Boutiques and 26 outlets as compared to seven Movado Boutiques and 24 outlets open as of July 31, 2001. Other net sales, which include sales from the Company's service center operations and shipping income, decreased by $0.3 million or 7.5%.

Gross Margin. The gross profit for the six months ended July 31, 2002 was $79.6 million (61.4% of net sales) as compared to $82.9 million (61.5% of net sales) for the six months ended July 31, 2001. The gross profit decrease of $3.4 million primarily relates to the decrease in sales.

Selling, General and Administrative. Selling, general and administrative expenses for the six months ended July 31, 2002 were $69.6 million or 53.8% of net sales as compared to $73.1 million or 54.2% for the six months ended July 31, 2001. The $3.5 million or 4.8% decrease was attributable to planned reductions in marketing expenditures, lower expenses due to decreased sales volume and decreases in expenses resulting from the Company's expense reduction initiatives, offset by spending in support of the growth of the retail businesses.

Interest Expense. Net interest expense for the six months ended July 31, 2002 was $2.0 million as compared to $2.9 million for six months ended July 31, 2001, a 30.2% decrease. Interest decreased due to a decline in average short-term bank borrowings and a reduction of interest rates.

Income Taxes. The Company recorded a tax expense of $2.2 million for the six months ended July 31, 2002 as compared to a tax expense of $1.9 million for the six months ended July 31, 2001. Taxes were recorded at a 28.0% rate for both fiscal 2003 and fiscal 2002. The Company's effective tax rate reflects the current expectation of the overall foreign to domestic earnings mix, local statutory tax rates and the Company's ability to utilize net operating loss carryforwards in certain jurisdictions.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2002 AS COMPARED TO THE THREE MONTHS ENDED JULY 31, 2001.

Net sales: Comparative net sales by product class were as follows:

                                   Three Months Ended July 31,
                                       2002         2001
                                   ------------ --------------
Concord, Movado, Coach, ESQ and
Tommy Hilfiger
    Domestic                          $49,371      $52,264
    International                       8,331       12,967
Retail                                 12,581       10,776
Other                                   1,961        2,345
                                      -------      -------

Net Sales                             $72,244      $78,352
                                      =======      =======

Net sales decreased by $6.1 million or 7.8% for the three months ended July 31, 2002 as compared to the three months ended July 31, 2001. Domestic sales of our watch brands decreased by $2.9 million or 5.5%, which reflects a combination of our retailers more closely managing their inventories and the reduction in retail activity in the U.S. luxury goods markets. International watch brand sales decreased by $4.6 million or 35.7% due to adverse economic conditions in the luxury markets in the Far East, Europe, and the Middle East.

Retail sales increased by $1.8 million or 16.8%. Growth in the retail sales category was primarily attributable to new store openings and comparable store sales increases in the outlets of 9.5% and the Movado Boutiques of 1.5%. As of July 31, 2002, there were ten Movado Boutiques and 26 outlets as compared to seven Movado Boutiques and 24 outlets open as of July 31, 2001. Other net sales, which include sales from the Company's service center operations and shipping income, decreased by $0.4 million or 16.4%.

Gross Margin. The gross profit for the three months ended July 31, 2002 was $44.4 million (61.4% of net sales) as compared to $48.0 million (61.2% of net sales) for the three months ended July 31, 2001. The gross profit decrease of $3.6 million reflects the decrease in sales and the gross margin percentage increase in fiscal 2003 is the result of the Company's success in its supply chain productivity initiatives.

Selling, General and Administrative. Selling, general and administrative expenses for the quarter were $35.8 million or 49.6% of net sales as compared to $39.2 million or 50.0% of net sales in the second quarter of last year. The $3.4 million or 8.6% decrease was attributable to planned reductions in marketing expenditures, lower expenses due to decreased sales volume and the cost savings resulting from the Company's cost reduction initiatives, offset by increased spending in support of the Movado Boutiques.

Interest Expense. Net interest expense for the three months ended July 31, 2002 was $1.1 million as compared to $1.7 million for the three months ended July 31, 2001, a 34.3% reduction. Interest decreased due to a decline in average short-term bank borrowings and a reduction of interest rates.

Income Taxes. The Company recorded a tax expense of $2.1 million for the three months ended July 31, 2002 as compared to a tax expense of $2.0 million for the three months ended July 31, 2001. Taxes were recorded at a 28.0% rate for both the second quarter of fiscal 2003 and fiscal 2002. The Company's effective tax rate reflects the current expectation of the overall foreign to domestic earnings mix, local statutory tax rates and the Company's ability to utilize net operating loss carryforwards in certain jurisdictions.

LIQUIDITY AND FINANCIAL POSITION

Cash used in operating activities amounted to $14.9 million and $39.1 million for the six months ended July 31, 2002 and 2001, respectively. The reduction in cash flow used in operating activities for the comparative six months ended July 31, 2002 and 2001 was mainly due to the timing of inventory purchases and related payments, reductions in operating expenses and an increase of net income in fiscal 2003 as compared to fiscal 2002.

Cash used in investing activities amounted to $2.0 million and $5.4 million for the six months ended July 31, 2002 and 2001, respectively, and was primarily for capital expenditures. For the six months ended July 31, 2002, capital expenditures were mainly for various information systems projects and general corporate and retail capital improvements. Expenditures for the six months ended July 31, 2001 relate primarily to the build-out of the Paramus, N.J. corporate offices, information systems enhancements and pre-construction costs for three new Movado Boutiques opened in the third quarter of fiscal 2002.

Cash provided by financing activities amounted to $26.7 million and $36.2 million for the six months ended July 31, 2002 and 2001, respectively, which were due to seasonal short-term bank borrowings. In fiscal 2003, the Company's seasonal borrowing decreased due mainly to a reduction in capital expenditures and the results of the Company's productivity improvements and cost reductions.

At July 31, 2002, the Company had two series of Senior Notes outstanding. Senior Notes due January 31, 2005 were originally issued in a private placement completed in fiscal 1994. These notes have required annual principal payments of $5.0 million since January 1998 and bear interest of 6.56% per annum. During fiscal 1999, the Company issued $25.0 million of Series A Senior Notes under a Note Purchase and Private Shelf Agreement dated November 30, 1998. These notes bear interest at 6.90%, mature on October 30, 2010 and are subject to annual repayments of $5.0 million commencing October 31, 2006.

On March 21, 2001, the Company entered into a new Note Purchase and Private Shelf Agreement, which allows for the issuance for up to three years after the date thereof of senior promissory notes in the aggregate principal amount of up to $40.0 million with maturities up to 12 years from their original date of issuance.

On June 22, 2000, the Company completed the renewal of its revolving credit line with its bank group. The new agreement provides for a three year $100.0 million unsecured revolving line of credit. In addition, the Company has a $15.0 million uncommitted working capital line with its bank group which is renewed annually. In July 2002 and August 2002, the Company renewed its $15.0 million of uncommitted working capital lines. At July 31, 2002, the Company had $32.0 million of outstanding borrowings under its bank lines as compared to $44.4 million at July 31, 2001. In addition, one bank in the domestic bank group issued five irrevocable standby letters of credit for retail and operating facility leases and Canadian payroll to various landlords and the Royal Bank of Canada totaling $0.5 million with expiration dates through May 15, 2003.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. Available credit under these lines totaled 8.8 million Swiss francs and 11.3 million Swiss francs, with dollar equivalents of approximately $5.9 million and $7.6 million at July 31, 2002 and 2001, respectively, of which a maximum of $5.0 million can be drawn. As of July 31, 2002, the Swiss bank has made guarantees to certain Swiss vendors on behalf of the Swiss subsidiary of approximately 1.3 million Swiss francs.

Under a series of share repurchase authorizations approved by the Board of Directors, the Company has maintained a discretionary share buy-back program. There were no purchases during fiscal 2002 under the repurchase program and there have been no repurchases for the six months ended July 31, 2002.

The Company paid dividends of approximately $709,000 and $698,000 for the six months ended July 31, 2002 and 2001, respectively.

Cash and cash equivalents at July 31, 2002 amounted to $29.4 million compared to $13.6 million at July 31, 2001. The increase in cash relates to the timing of payments for inventory, translation of Swiss entities' cash balances and the reduction in cash requirements due to the Company's productivity improvement and expense reduction initiatives. Net debt to total capitalization at July 31, 2002 was 20.5% as compared to 47.7% at July 31, 2001.

Item 3. Quantitative and Qualitative Disclosure about Market Risks

FOREIGN CURRENCY RISK

The majority of the Company's purchases are denominated in Swiss francs. The Company reduces its exposure to the Swiss franc exchange rate risk through a hedging program. Under the hedging program, the Company purchases various financial instruments, predominately forward and option contracts. Gains and losses on financial instruments resulting from this hedging activity are partially offset by the effects of the currency movements on respective underlying hedged transactions. If the Company did not engage in a hedging program, any change in the Swiss franc currency rate would have an equal effect on the entities' cost of sales. As of July 31, 2002, the Company has a Swiss forward contract hedging portfolio of 177.0 million Swiss francs with contracts maturing at various dates ranging through June 10, 2003. In addition, the Company has six Swiss franc option contracts of which 15.0 million Swiss francs mature on July 31, 2003, 15.0 million Swiss francs mature on February 12, 2004 and 5.0 million Swiss francs mature on February 25, 2004.

The Company's international trade business accounts for approximately 14.0% of the Company's sales in various currencies. The international trade operations are denominated in local currency and fluctuations in these currency rates may have an impact on our sales, cost of sales, operating expenses and net income. During the six months ended July 31, 2002 and 2001, there was no material effect to the results of operations due to foreign currency rate fluctuations. There can be no assurance that this trend will continue.

INTEREST RATE RISK

As of July 31, 2002, the Company has $32.0 million in short-term bank debt obligations with variable interest rates, which are based on LIBOR plus a applicable LIBOR loan spread. The Company does not hedge these interest rate risks. The Company also has $40.0 million Senior Note debt bearing fixed interest rates per annum. The difference between the market based interest rates at July 31, 2002 and the fixed rates were unfavorable.



Item 4. Controls and Procedures

Not applicable.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 18, 2002, the Company held its annual meeting of shareholders at its corporate office in Paramus, New Jersey.

         The following matters were voted upon at the meeting:

         (i) Margaret Hayes Adame, Richard Cote, Efraim Grinberg, Gedalio Grinberg, Alan H. Howard, Donald Oresman, Leonard L. Silverstein were elected directors of the Company. The results of the vote were as follows:

                                                     Withheld/
       Nominee                   For                  Against
       -------                   ---                  -------
Margaret Hayes Adame ......   35,623,879              235,660
Richard Cote ..............   34,976,587              882,952
Efraim Grinberg ...........   34,977,987              881,552
Gedalio Grinberg ..........   34,977,987              881,552
Alan H  Howard ............   35,623,879              235,660
Donald Oresman ............   35,623,429              236,110
Leonard L  Silverstein ....   35,579,629              279,910

         (ii) A proposal to ratify the selection of PricewaterhouseCoopers LLP as the Company's independent public accountants for the fiscal year ending January 31, 2003 was approved. The results of the vote were as follows:

                                 Withheld/                    Exception/
    For                           Against                       Abstain
    ---                          --------                     ----------
35,639,785                        218,886                         868


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             10.1 First Amendment to the License Agreement dated June 3, 1999 between Tommy Hilfiger Licensing, Inc., Registrant and Movado Watch Company S.A. entered into January 16, 2002.*

             10.2 Second Amendment to the License Agreement dated June 3, 1999 between Tommy Hilfiger Licensing, Inc., Registrant and Movado Watch Company S.A. entered into August 1, 2002.*

             10.3 Letter Agreement dated August 14, 2002 amending Line of Credit Agreement between the Registrant and the Bank of New York dated August 20, 2001.

             10.4 Line of Credit Letter Agreement dated June 20, 2002 between the Registrant and Fleet National Bank.

             99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

             99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K

             None



         *Confidential portions of Exhibits 10.1 and 10.2 have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             MOVADO GROUP, INC.
                                               (Registrant)

Dated: September 16, 2002                By:   /s/ Eugene J. Karpovich
                                               --------------------------------
                                               Eugene J. Karpovich
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Chief Financial Officer and
                                               Principal Accounting Officer)

                                 CERTIFICATIONS

I, Efraim Grinberg, certify that:

1.   I have reviewed this quarterly report on From 10-Q of Movado Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.




Date: September 16, 2002
                                          /s/ Efraim Grinberg
                                          -------------------------------------
                                          Efraim Grinberg
                                          President and Chief Executive Officer

                                 CERTIFICATIONS

I, Eugene J. Karpovich, certify that:

1.   I have reviewed this quarterly report on From 10-Q of Movado Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.




Date: September 16, 2002
                                          /s/ Eugene J. Karpovich
                                          -------------------------------------
                                          Eugene J. Karpovich
                                          Senior Vice President and
                                          Chief Financial Officer