Form 10-Q
period 2002-10-31
MOVADO GROUP INC
filed 2002-12-16
CIK 72573

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

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2002

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

     As of December 4, 2002 the Registrant had 3,428,277 shares of Class A Common Stock, par value $0.01 per share, outstanding and 10,030,421 shares of Common Stock, par value $0.01 per share, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               MOVADO GROUP, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                OCTOBER 31, 2002

                                                                                 Page
                                                                                 ----
Part I   Financial Information

         Item 1.  Consolidated Balance Sheets at October 31, 2002, January
                  31, 2002 and October 31, 2001                                    3

                  Consolidated Statements of Income for the nine months and
                  three months ended October 31, 2002 and 2001                     4

                  Consolidated Statements of Cash Flows for the nine months
                  ended October 31, 2002 and 2001                                  5

                  Notes to Consolidated Financial Statements                       6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                        8

         Item 3.  Quantitative and Qualitative Disclosure about Market Risks      13

         Item 4.  Controls and Procedures                                         13

Part II  Other Information

         Item 6.  Exhibits and Reports on Form 8-K                                14

Signatures                                                                        15

Certifications                                                                  16 - 17

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                   (Unaudited)

                                                                   OCTOBER 31,     JANUARY 31,      OCTOBER 31,
                                                                      2002            2002              2001
                                                                      ----            ----              ----
ASSETS

Current assets:
    Cash and cash equivalents                                       $  36,930       $  16,971       $  20,259
    Trade receivables, net                                            124,295          92,014         127,671
    Inventories, net                                                  113,215          98,589         106,603
    Other                                                              24,477          19,467          23,599
                                                                    ---------       ---------       ---------
       Total current assets                                           298,917         227,041         278,132

Property, plant and equipment, net                                     39,749          38,726          36,492
Other                                                                  24,011          24,909          23,368
                                                                    ---------       ---------       ---------
       Total assets                                                 $ 362,677       $ 290,676       $ 337,992
                                                                    =========       =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Loans payable to banks                                          $  31,000       $   6,500       $  46,500
    Current portion of long-term debt                                   5,000           5,000           5,000
    Accounts payable                                                   25,953          23,824          26,133
    Accrued liabilities                                                25,473          25,417          27,671
    Current taxes payable                                              11,048           8,646           5,975
    Deferred taxes payable                                              4,336           3,722           3,128
                                                                    ---------       ---------       ---------
       Total current liabilities                                      102,810          73,109         114,407

Long-term debt                                                         35,000          35,000          40,000
Deferred and non-current foreign income taxes                           2,890           1,513           3,515
Other liabilities                                                       7,598           8,584           6,668
                                                                    ---------       ---------       ---------
       Total liabilities                                              148,298         118,206         164,590
                                                                    ---------       ---------       ---------
Shareholders' equity:
    Preferred Stock, $0.01 par value,
        5,000,000 shares authorized; no shares issued                      --              --              --
    Common Stock, $0.01 par value,
       20,000,000 shares authorized; 10,027,366, 9,797,776 and
       9,756,611 shares issued, respectively                              100              98              98
    Class A Common Stock, $0.01 par value,
       10,000,000 shares authorized; 3,428,277, 3,509,733 and              34              35              35
       3,509,733 shares issued and outstanding, respectively
    Capital in excess of par value                                     71,543          69,484          68,846
    Retained earnings                                                 170,471         153,830         149,539
    Accumulated other comprehensive income (loss)                        (163)        (23,286)        (17,425)
    Treasury stock, 1,539,761, 1,544,487 and 1,544,487
           shares, respectively, at cost                              (27,606)        (27,691)        (27,691)
                                                                    ---------       ---------       ---------
           Total shareholders' equity                                 214,379         172,470         173,402
                                                                    ---------       ---------       ---------
 Total liabilities and shareholders' equity                         $ 362,677       $ 290,676       $ 337,992
                                                                    =========       =========       =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               (in thousands, except share and per share amounts)
                                   (Unaudited)

                                                   NINE MONTHS ENDED OCTOBER 31,     THREE MONTHS ENDED OCTOBER 31,
                                                   -----------------------------     ------------------------------
                                                       2002           2001                2002         2001
                                                       ----           ----                ----         ----
Net sales                                            $220,538      $224,967              $91,023      $90,103
    Cost of sales                                      85,211        86,154               35,248       34,224
                                                     --------      --------              -------      -------
Gross Profit                                          135,327       138,813               55,775       55,879

Operating Expenses:
    Selling, general and administrative               112,126       119,475               42,510       46,369
                                                     --------      --------              -------      -------
Operating income                                       23,201        19,338               13,265        9,510
Net interest expense                                    3,045         4,092                1,031        1,204
                                                     --------      --------              -------      -------
Income before income taxes and
    cumulative effect of a change in
    accounting principle                               20,156        15,246               12,234        8,306
Provision for income taxes                              5,644         2,725                3,426          782
                                                     --------      --------              -------      -------
Income before cumulative effect of a
    change in accounting principle                     14,512        12,521                8,808        7,524

Cumulative effect of a change in accounting
     principle, net of a tax benefit of $42                --          (109)                  --           --
                                                     --------      --------              -------      -------
Net income                                           $ 14,512      $ 12,412              $ 8,808      $ 7,524
                                                     ========      ========              =======      =======
Basic income per share
     Income before cumulative effect of
          a change in accounting principle           $   1.23      $   1.07              $  0.74      $  0.64
     Cumulative effect of an accounting change             --         (0.01)                  --           --
                                                     --------      --------              -------      -------
Net income per share                                 $   1.23      $   1.06              $  0.74      $  0.64
                                                     ========      ========              =======      =======
Weighted basic average shares outstanding              11,821        11,668               11,874       11,704
                                                     ========      ========              =======      =======
Diluted income per share
     Income before cumulative effect of
          a change  in accounting principle          $   1.19      $   1.05              $  0.73      $  0.63
     Cumulative effect of an accounting change             --         (0.01)                  --           --
                                                     --------      --------              -------      -------
Net income per share                                 $   1.19      $   1.04              $  0.73      $  0.63
                                                     ========      ========              =======      =======
Weighted diluted average shares outstanding            12,167        11,964               12,127       12,023
                                                     ========      ========              =======      =======

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                        NINE MONTHS ENDED OCTOBER 31,
                                                                        -----------------------------
                                                                            2002            2001
                                                                            ----            ----
Cash flows from operating activities:
   Net income                                                             $ 14,512       $ 12,412
   Adjustments to reconcile net income to net cash used in operating activities:
      Depreciation and amortization                                          6,319          5,861
      Provision for losses on accounts receivable                            1,287            840
      Provision for losses on inventory                                        680            422
   Changes in assets and liabilities:
      Trade receivables                                                    (32,187)       (30,324)
      Inventories                                                           (9,576)       (11,206)
      Other current assets                                                  10,662         (3,168)
      Accounts payable                                                         649         (2,821)
   Accounts payable
      Accrued liabilities                                                     (494)         3,610
      Deferred & current taxes payable                                       2,108         (6,290)
   Deferred and current taxes payable
      Other non-current assets                                               3,136           (341)
      Other non-current liabilities                                            189            118
                                                                          --------       --------
   Net cash used in operating activities                                    (2,715)       (30,887)
                                                                          --------       --------
Cash flows from investing activities:
   Capital expenditures                                                     (5,321)        (9,069)
   Trademarks and other intangibles                                           (393)          (620)
                                                                          --------       --------
   Net cash used in investing activities                                    (5,714)        (9,689)
                                                                          --------       --------
Cash flows from financing activities:

   Net proceeds from bank borrowings                                        24,500         37,700
   Stock options exercised & other                                           2,215          1,604
   Dividends paid                                                           (1,066)        (1,048)
                                                                          --------       --------
   Net cash provided by financing activities                                25,649         38,256
                                                                          --------       --------
Effect of exchange rate changes on cash and cash equivalents                 2,739           (480)
                                                                          --------       --------
Net increase (decrease) in cash and cash equivalents                        19,959         (2,800)

Cash and cash equivalents at beginning of period                            16,971         23,059
                                                                          --------       --------
Cash and cash equivalents at end of period                                $ 36,930       $ 20,259
                                                                          ========       ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

NOTE 2 - INVENTORIES

Inventories consist of the following (in thousands):

                    OCTOBER 31,    JANUARY 31,   OCTOBER 31,
                       2002          2002          2001
                       ----          ----          ----
Finished goods       $ 70,220      $ 63,956      $ 67,462
Component parts        39,861        32,531        33,062
Work-in-process         3,134         2,102         6,079
                     --------      --------      --------
                     $113,215      $ 98,589      $106,603
                     ========      ========      ========

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows (in thousands):

                                         NINE MONTHS
                                      ENDED OCTOBER 31,
                                      -----------------
                                      2002        2001
                                      ----        ----
Cash paid during the period for:
  Interest                            $2,850      $3,843
  Income taxes                        $4,427      $9,322

NOTE 4  - OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) for the nine and three months ended October 31, 2002 and 2001 are as follows (in thousands):

                                                    NINE MONTHS ENDED            THREE MONTHS ENDED
                                                    -----------------            ------------------
                                               OCTOBER 31,    OCTOBER 31,    OCTOBER 31,    OCTOBER 31,
                                                  2002           2001           2002            2001
                                                  ----           ----           ----            ----
Balance at beginning of period                 ($23,286)      ($18,169)      $  1,958       ($24,416)

Accounting change, net of tax                        --            367             --             --
Net unrealized gain (loss) on investment,
    net of tax                                      (91)            54            (20)            54
Effective portion of unrealized income on
    hedging contracts, net of tax                 2,692            537          3,732            452
Foreign currency translation adjustment          20,522           (214)        (5,833)         6,485
                                               --------       --------          -----       --------
Balance at end of period                          ($163)      ($17,425)         ($163)      ($17,425)
                                               ========       ========          =====       ========

NOTE 5 - SEGMENT INFORMATION

The Company conducts its business primarily in three operating segments:
"Wholesale," "Retail" and "Other." The Company's Wholesale segment includes the designing, manufacturing and distribution of quality watches. Retail includes the Movado Boutiques and outlet stores. Other includes the Company's service center operations and shipping. Operating segment data for the nine months and three months ended October 31, 2002 and 2001 are as follows (in thousands):

                                 FOR THE NINE MONTHS ENDED OCTOBER 31,
                                 -------------------------------------
                                NET SALES               OPERATING INCOME
                                ---------               ----------------
                           2002         2001          2002           2001
                           ----         ----          ----           ----
Wholesale               $179,390      $189,597      $ 24,004       $ 21,024
Retail                    34,990        28,835        (1,458)        (2,489)
Other                      6,158         6,535           655            803
                        --------      --------      --------       --------
Consolidated total      $220,538      $224,967      $ 23,201       $ 19,338
                        ========      ========      ========       ========

                                FOR THE THREE MONTHS ENDED OCTOBER 31,
                                --------------------------------------
                              NET SALES                OPERATING INCOME
                              ---------                ----------------
                          2002          2001          2002          2001
                          ----          ----          ----          ----
Wholesale               $ 76,226      $ 77,313      $ 13,064       $9,964
Retail                    12,577        10,519          (272)        (998)
Other                      2,220         2,271           473          544
                        --------      --------      --------       ------
Consolidated total      $ 91,023      $ 90,103      $ 13,265       $9,510
                        ========      ========      ========       ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Statements included under Management's Discussion and Analysis of Financial Condition and Results of Operations and in any other part of this report, as well as statements in future filings by the Company with the Securities and Exchange Commission ("SEC"), in the Company's press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934. The Company cautions readers that these forward looking statements include, without limitation, statements relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, plans for future operations, effective tax rates, margins, interest costs, and income, as well as assumptions relating to the foregoing. Forward looking statements are subject to certain risks and uncertainties, some of which cannot be predicted or quantified. Actual results and future events could differ materially from those indicated in the forward looking statements due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the SEC including, without limitation, the following: general economic and business conditions which may impact disposable income of consumers, changes in consumer preferences and popularity of particular designs, new product development and introduction, competitive products and pricing, seasonality, availability of alternative sources of supply in the case of loss of any significant supplier, the loss of significant customers, the Company's dependence on key officers, the continuation of licensing arrangements with third parties, ability to secure and protect trademarks, patents and other intellectual property rights, ability to lease new stores on suitable terms in desired markets and to complete construction on a timely basis, continued availability to the Company of financing and credit on favorable terms, business disruptions, general risks associated with doing business outside the United States including, without limitation, import duties, tariffs, quotas, currency translation, political and economic stability and success of hedging strategies in respect of currency exchange rate fluctuations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There has been no material change in the Company's Critical Accounting Policies and Estimates, as disclosed in its Annual Report on Form 10-K for the fiscal year ended January 31, 2002.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED OCTOBER 31, 2002 AS COMPARED TO THE NINE MONTHS ENDED OCTOBER 31, 2001.

Net sales: Comparative net sales by product class were as follows
(in thousands):

                                        Nine Months Ended
                                           October 31,
                                       2002          2001
                                       ----          ----
Concord, Movado, Coach, ESQ and
Tommy Hilfiger
    Domestic                         $150,884      $152,212
    International                      28,506        37,385
Retail                                 34,990        28,835
Other                                   6,158         6,535
                                     --------      --------
Net Sales                            $220,538      $224,967
                                     ========      ========

Net sales decreased by $4.4 million or 2.0% for the nine months ended October 31, 2002 as compared to the nine months ended October 31, 2001. Net wholesale watch sales decreased by $10.2 million or 5.4% with domestic wholesale sales decreasing by $1.3 million or 0.9% due to the continued softness in the luxury segment of the retail market. Domestically, Concord and ESQ brand sales declined and Movado sales remained flat as compared to the prior year. These declines were partially offset by increases in Coach brand sales and the sales generated from the continued rollout of the Tommy Hilfiger brand. International wholesale watch sales decreased by $8.9 million or 23.8% due to a slowdown in the luxury goods markets in Europe and Asia partially offset by higher sales of our Coach brand in Japan.

Retail sales increased by $6.2 million or 21.3% primarily due to new store openings and comparable store sales increases in the Movado Boutiques of 4.2% and outlets of 10.6%. As of October 31, 2002, there were 10 Movado Boutiques and 26 outlets as compared to 8 Movado Boutiques and 25 outlets open as of October 31, 2001. Other net sales, which include sales from the Company's service center operations and shipping income, decreased by $0.4 million or 5.8%.

Gross Margin. The gross profit for the nine months ended October 31, 2002 was $135.3 million (61.4% of net sales) as compared to $138.8 million (61.7% of net sales) for the nine months ended October 31, 2001. The gross profit decrease of $3.5 million primarily relates to the decrease in sales.

Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended October 31, 2002 were $112.1 million or 50.8% of net sales as compared to $119.5 million or 53.1% for the nine months ended October 31, 2001. Excluding the one time severance and early retirement charge recorded in October 2001 of $2.7 million, selling, general and administrative expenses decreased by $4.7 million or 4.0%. The decrease was attributable to planned reductions in marketing expenditures and decreases in expenses resulting from the Company's expense reduction initiatives, offset by spending in support of the growth of the Company's new businesses.

Interest Expense. Net interest expense for the nine months ended October 31, 2002 was $3.0 million as compared to $4.1 million for nine months ended October 31, 2001, a 25.6% decrease. The net interest expense decrease was due to a decline in average short-term bank borrowings and a reduction of short-term interest rates.

Income Taxes. The Company recorded a tax expense of $5.6 million for the nine months ended October 31, 2002 as compared to a tax expense of $2.7 million for the nine months ended October 31, 2001. Taxes were recorded at a 28.0% and 18.0% rate for fiscal 2003 and fiscal 2002, respectively. The Company's effective tax rate for fiscal 2003 reflects the current expectation of the overall foreign to domestic earnings mix, local statutory tax rates and the Company's ability to utilize net operating loss carryforwards in certain jurisdictions. The fiscal 2002 tax rate reflects a decrease in the Company's U.S. source earnings as a percentage of the overall earnings mix as compared to the current year.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2002 AS COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2001.

Net sales: Comparative net sales by product class were as follows
           (in thousands):

                                      Three Months Ended
                                          October 31,
                                      2002          2001
                                      ----          ----
Concord, Movado, Coach, ESQ and
Tommy Hilfiger

    Domestic                         $65,052      $63,523
    International                     11,174       13,790
Retail                                12,577       10,519
Other                                  2,220        2,271
                                     -------      -------
Net Sales                            $91,023      $90,103
                                     =======      =======

Net sales increased by $0.9 million or 1.0% for the three months ended October 31, 2002 as compared to the three months ended October 31, 2001. Net wholesale watch sales decreased by $1.1 million or 1.4% with domestic wholesale sales increasing by $1.5 million or 2.4%. The domestic wholesale sales increase was driven by sales increases in our Movado and Coach watch brands and the continued rollout of our Tommy Hilfiger watch brand, partially offset by a sales decline in the ESQ brand. Concord domestic sales were relatively flat for the period. International wholesale watch sales which are predominantly sales of the Company Concord and Movado brands, decreased by $2.6 million or 19.0% reflecting a weak global watch market in Europe and Asia.

Retail sales increased by $2.1 million or 19.6%. Growth in the retail sales category was primarily attributable to new store openings and comparable store sales increases in the Movado Boutiques of 3.0% and outlets of 10.4%. As of October 31, 2002, there were 10 Movado Boutiques and 26 outlets as compared to 8 Movado Boutiques and 25 outlets open as of October 31, 2001. Other net sales, which include sales from the Company's service center operations and shipping income, decreased by $0.1 million or 2.2%.

Gross Margin. The gross profit for the three months ended October 31, 2002 was $55.8 million (61.3% of net sales) as compared to $55.9 million (62.0% of net sales) for the three months ended October 31, 2001. The gross margin percentage decrease of 70 basis points is the result of a change in the Company's product and operating segment mix.

Selling, General and Administrative. Selling, general and administrative expenses for the quarter were $42.5 million or 46.7% of net sales as compared to $46.4 million or 51.5% of net sales in the third quarter of last year. Excluding the one time severance and early retirement charge taken in the third quarter of fiscal 2002 of $2.7 million, selling, general and administrative expenses decreased by $1.2 million or 2.7%. This decrease was attributable to planned reductions in marketing expenditures and the cost savings resulting from the Company's cost reduction initiatives, offset by increased spending in support of the growth of the Company's new businesses.

Interest Expense. Net interest expense for the three months ended October 31, 2002 was $1.0 million as compared to $1.2 million for the three months ended October 31, 2001, a 14.4% reduction. The net interest expense decrease was due to a decline in average short-term bank borrowings and a reduction of short-term interest rates.

Income Taxes. The Company recorded a tax expense of $3.4 million for the three months ended October 31, 2002 as compared to a tax expense of $0.8 million for the three months ended October 31, 2001. Taxes were recorded at a 28.0% rate for the third quarter of fiscal 2003. The Company's effective tax rate reflects the current expectation of the overall foreign to domestic earnings mix, local statutory tax rates and the Company's ability to utilize net operating loss carryforwards in certain jurisdictions. The tax expense for the third quarter of fiscal 2002 reflected a tax adjustment for a change in the tax rate from 28% to 18%. This change in rate reflected a decrease in the Company's U.S. source earnings as a percentage of the overall earnings mix. The prior year's third quarter tax expense includes an adjustment of taxes for the difference between the 18% annual tax rate versus the 28% tax rate used to record tax expense for the six months ended July 31, 2001.

LIQUIDITY AND FINANCIAL POSITION

Cash used in operating activities amounted to $2.7 million and $30.9 million for the nine months ended October 31, 2002 and 2001, respectively. The reduction in cash used in operating activities for the comparative nine months ended October 31, 2002 and 2001 was impacted by the timing of inventory purchases and related payments, reductions in operating expenses and an increase in net income in fiscal 2003 as compared to fiscal 2002.

Cash used in investing activities amounted to $5.7 million and $9.7 million for the nine months ended October 31, 2002 and 2001, respectively, and was primarily for capital expenditures. For the nine months ended October 31, 2002, capital expenditures were mainly for various information systems projects, trade show booths used at the Basel Fair and general corporate and retail capital improvements. Expenditures for the nine months ended October 31, 2001 relate primarily to the build-out of the Paramus, N.J. corporate offices, construction costs for three new Movado Boutiques and one new outlet and information systems enhancements.

Cash provided by financing activities amounted to $25.6 million and $38.3 million for the nine months ended October 31, 2002 and 2001, respectively, which was due to seasonal short-term bank borrowings. In fiscal 2003, the Company's seasonal borrowing decreased due mainly to improved cash flows from operations.

At October 31, 2002, the Company had two series of Senior Notes outstanding. Senior Notes due January 31, 2005, with a remaining principal amount due of $15.0 million were originally issued in a private placement completed in fiscal 1994. These notes have required annual principal payments of $5.0 million since January 1998 and bear interest of 6.56% per annum. During fiscal 1999, the Company issued $25.0 million of Series A Senior Notes under a Note Purchase and Private Shelf Agreement dated November 30, 1998. These notes bear interest of 6.90% per annum, mature on October 30, 2010 and are subject to annual repayments of $5.0 million commencing October 31, 2006.

On March 21, 2001, the Company entered into a new Note Purchase and Private Shelf Agreement, which allows for the issuance for up to three years after the date thereof of senior promissory notes in the aggregate principal amount of up to $40.0 million with maturities up to 12 years from their original date of issuance. As of October 31, 2002, no such notes were issued.

On June 22, 2000, the Company completed the renewal of its revolving credit line with its bank group. The agreement provides for a three year $100.0 million unsecured revolving line of credit. In addition, the Company has $15.0 million in uncommitted working capital line with its bank group, which is renewed annually. These lines were most recently renewed in July 2002 and August 2002. At October 31, 2002, the Company had $31.0 million of outstanding borrowings under its bank lines as compared to $46.5 million at October 31, 2001. In addition, one bank in the domestic bank group issued five irrevocable standby letters of credit for retail and operating facility leases and Canadian payroll to various landlords and the Royal Bank of Canada totaling $0.5 million with expiration dates through May 15, 2003.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. Available credit under these lines totaled 8.0 million Swiss francs and 11.3 million Swiss francs, with dollar equivalents of approximately $5.4 million and $6.9 million at October 31, 2002 and 2001, respectively, of which a maximum of $5.0 million can be drawn. As of October 31, 2002, the Swiss bank has made guarantees to certain Swiss vendors on behalf of the Swiss subsidiary of approximately 1.3 million Swiss francs.

Under a series of share repurchase authorizations approved by the Board of Directors, the Company has maintained a discretionary share buy-back program. There were no purchases during fiscal 2002 under the repurchase program and there have been no repurchases for the nine months ended October 31, 2002.

The Company paid dividends of approximately $1.1 million and $1.0 million for the nine months ended October 31, 2002 and 2001, respectively.

Cash and cash equivalents at October 31, 2002 amounted to $36.9 million compared to $20.3 million at October 31, 2001. The increase in cash relates to the timing of payments for inventory, translation of Swiss entities' cash balances and the reduction in cash requirements due to the Company's productivity improvement and expense reduction initiatives. Net debt to total capitalization at October 31, 2002 was 14.1% as compared to 32.6% at October 31, 2001.

Item 3. Quantitative and Qualitative Disclosure about Market Risks

FOREIGN CURRENCY AND COMMODITY PRICE RISKS

The majority of the Company's purchases are denominated in Swiss francs. The Company reduces its exposure to the Swiss franc exchange rate risk through a hedging program. Under the hedging program, the Company purchases various derivatives, predominately forward and option contracts. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other shareholders' equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. If the Company did not engage in a hedging program, any change in the Swiss franc currency rate would have an equal effect on the entities' cost of sales. As of October 31, 2002, the Company has a Swiss forward contract hedging portfolio of 183.0 million Swiss francs with contracts maturing at various dates ranging through October 28, 2003. In addition, the Company has 30.0 million in Swiss franc option contracts of which
5.0 million Swiss francs mature on July 31, 2003, 10.0 million Swiss francs mature on December 15, 2003 and 15.0 million Swiss francs mature on January 30, 2004.

The Company purchases gold for the production of certain watches. The Company purchases gold derivatives under its hedging program and treats the changes in fair value on these derivatives in the same manner as the changes in fair value in its Swiss franc derivatives. As of October 31, 2002, the Company had two contracts for a total of 6,000 ounces of gold with expiry dates of January 15, 2003 and March 17, 2003.

The Company's international trade business accounts for approximately 13.2% of the Company's sales in various currencies. The international trade operations are denominated in local currency and fluctuations in these currency rates may have an impact on our sales, cost of sales, operating expenses and net income. During the nine months ended October 31, 2002 and 2001, there was no material effect to the results of operations due to foreign currency rate fluctuations. There can be no assurance that this trend will continue.

INTEREST RATE RISK

As of October 31, 2002, the Company had $31.0 million in short-term bank debt obligations with variable interest rates based on LIBOR plus an applicable loan spread. The Company does not hedge these interest rate risks. The Company also has $40.0 million Senior Note debt bearing fixed interest rates per annum. The difference between the market based interest rates at October 31, 2002 and the fixed rates were unfavorable.

Item 4. Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    PART II - OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  99.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the period covered by this Report.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   MOVADO GROUP, INC.
                                                              (Registrant)

Dated:     December 16, 2002                By:    /s/ Eugene J. Karpovich
                                                   -----------------------------
                                                   Eugene J. Karpovich
                                                   Senior Vice President and
                                                   Chief Financial Officer
                                                   (Chief Financial Officer and
                                                   Principal Accounting Officer)

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Efraim Grinberg, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Movado Group, Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002
                                           /s/ Efraim Grinberg
                                           -------------------------------------
                                           Efraim Grinberg
                                           President and Chief Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Eugene J. Karpovich, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Movado Group, Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002
                                                /s/ Eugene J. Karpovich
                                                ----------------------------
                                                Eugene J. Karpovich
                                                Senior Vice President and
                                                Chief Financial Officer