Form 10-K
period 2003-01-31
MOVADO GROUP INC
filed 2003-04-30
CIK 72573

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(Mark one)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934
                    FOR FISCAL YEAR ENDED JANUARY 31, 2003,

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 0-22378

                               MOVADO GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    NEW YORK                                        13-2595932
        (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)
                 650 FROM ROAD,                                       07652
              PARAMUS, NEW JERSEY                                   (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (201) 267-8000

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

     Based on the closing sales price of the Common Stock as of July 31, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $171,969,093. For purposes of this computation, each share of Class A Common Stock is assumed to have the same market value as one share of Common Stock into which it is convertible and only shares of stock held by directors and executive officers were excluded.

     The number of shares outstanding of the registrant's Common Stock and Class A Common Stock as of April 7, 2003 were 8,525,080 and 3,400,906, respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement relating to registrant's 2003 annual meeting of shareholders (the "Proxy Statement") are incorporated by reference in Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I


Item 1. Business

CORPORATE ORGANIZATION

Movado Group, Inc. is a designer, manufacturer and distributor of quality watches with prominent brands sold in almost every major category comprising the watch industry. Unless the context indicates otherwise, all references to the "Company" or "MGI" include Movado Group, Inc. and its subsidiaries. The Company was incorporated in New York in 1967 under the name North American Watch Corporation to acquire Piaget Watch Corporation and Corum Watch Corporation, which had been, respectively, the exclusive importers and distributors of Piaget and Corum watches in the United States since the 1950's. The Company sold its Piaget and Corum distribution businesses in fiscal 2000 and changed the Company's name to Movado Group, Inc. in 1996.

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

The Company operates internationally through wholly-owned subsidiaries in Switzerland, Hong Kong, Canada, Japan and Singapore. Its executive offices are located in Paramus, New Jersey.

INDUSTRY OVERVIEW

The largest markets for watches are North America, Western Europe and Asia. According to the Federation of the Swiss Watch Industry, Swiss finished watch production was 28.3 million units or approximately 10.6 billion Swiss francs in 2002, an increase of 0.4% or 44 million Swiss francs above 2001 production. The Company's Swiss watch brands include Movado, Concord, ESQ and Coach.

The Company divides the watch market into six principal categories as set forth in the following table:

                                                           Primary Category of
                              Suggested Retail              Movado Group, Inc.
  Market Category                Price Range                      Brands
  ---------------                -----------                      ------
     Exclusive                $10,000 and over                    Concord
      Luxury                  $1,000 to $9,999              Concord and Movado
      Premium                   $500 to $999                      Movado
     Moderate                   $125 to $499               ESQ, Coach and Movado
Fashion Watch Market             $55 to $124                  Tommy Hilfiger
     Mass Market                Less than $55                        -

The Company's Concord watches compete primarily in the Luxury category of the market, although certain Concord watches compete in the Exclusive category. The Company's Movado watches compete primarily in the Premium category of the market, although certain Movado watches compete in the Luxury and Moderate categories. The Company's Coach and ESQ brands compete in the Moderate category. The Company entered the Fashion Watch Market category in March 2001 with the launch of the Tommy Hilfiger line of watches manufactured, distributed and marketed under a license agreement with Tommy Hilfiger Licensing, Inc. The Company does not sell watches in the Mass Market category.

Exclusive Watches

Exclusive watches are usually made of precious metals, including 18 karat gold or platinum, and may be set with precious gems, including diamonds, emeralds, rubies and sapphires. These watches are primarily mechanical or quartz-analog watches. Mechanical watches keep time with intricate mechanical movements consisting of an arrangement of wheels, jewels and winding and regulating mechanisms. Quartz-analog watches have quartz movements in which time is precisely calibrated to the regular frequency of the vibration of quartz crystal. Exclusive watches are manufactured almost entirely in Switzerland. In addition to the Company's Concord watches, well-known brand names of Exclusive watches include Audemars Piguet, Patek Philippe, Piaget and Vacheron Constantin.

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

Premium Watches

The majority of Premium watches are quartz-analog watches. These watches typically are made with gold finish, stainless steel or a combination of gold finish and stainless steel. Premium watches are manufactured primarily in Switzerland, although some are manufactured in Asia. In addition to a majority of the Company's Movado watches, well-known brand names of Premium watches include Gucci, Rado and Raymond Weil.

Moderate Watches

Most Moderate watches are quartz-analog watches. Moderate watches are manufactured primarily in Asia and Switzerland. These watches typically are made with gold finish, stainless steel, brass or a combination of gold finish and stainless steel. In addition to the Company's Movado, ESQ and Coach brands, well-known brand names of watches in the Moderate category include Anne Klein, Bulova, Citizen, Gucci, Guess, Seiko and Wittnauer.

Fashion Watch Market Watches

Watches comprising the Fashion Watch Market are primarily quartz-analog watches but also include some digital watches. Digital watches, unlike quartz-analog watches, have no moving parts. Instead, time is kept by electronic microchips and is displayed as discrete Arabic digits illuminated on the watch face by light emitting diodes (LED's) or liquid crystal displays (LCD's). Watches in the Fashion Watch Market category are generally made with stainless steel, gold finish, brass and/or plastic and are manufactured primarily in Asia. Fashion Watch Market watches are based on designs and use features that attempt to reflect current and emerging fashion trends. Many are sold under licensed designer and brand names that are well-known principally in the apparel industry. In addition to the Company's Tommy Hilfiger brand, other well-known brands of Fashion Watch Market watches include Anne Klein II, DKNY, Fossil, Guess, Kenneth Cole and Swatch.

Mass Market Watches

Mass Market watches typically consist of digital watches and analog watches made from stainless steel, brass and/or plastic and are manufactured in Asia. Well-known brands include Casio, Citizen, Pulsar, Seiko and Timex.

PRODUCTS

During fiscal 2003, the Company marketed five distinctive brands of watches:
Movado, Concord, ESQ, Coach and Tommy Hilfiger, which compete in the Exclusive, Luxury, Premium, Moderate and Fashion Watch Market categories. The Company designs, manufactures and contracts for the assembly of Movado and Concord watches primarily in Switzerland for sale throughout the world. ESQ and Tommy Hilfiger watches are manufactured to the Company's specifications by independent contractors located in Asia. ESQ watches are presently sold primarily in North America and the Caribbean. Tommy Hilfiger watches are presently sold in North America, the Caribbean, Latin America, South America and Europe. Coach watches are assembled in Switzerland by independent contractors and sold primarily in North America, the Caribbean and Asia.

Movado

Founded in 1881 in La Chaux-de-Fonds, Switzerland, the Movado brand today includes a line of watches based on the design of the world famous Movado Museum watch and a number of other watch collections with more traditional dial designs. The design for the Movado Museum watch was the first watch design chosen by the Museum of Modern Art for its permanent collection. It has since been honored by 10 other museums throughout the world. All Movado watches have Swiss movements and are made with 14 or 18 karat gold, 18 karat gold finish, stainless steel or a combination of 18 karat gold finish and stainless steel. The majority of Movado watches have suggested retail prices between $395 and $5,000.

Concord

Concord was founded in 1908 in Bienne, Switzerland. All Concord watches have Swiss movements and are made with solid 18 karat or 14 karat gold, stainless steel or a combination of 18 karat gold and stainless steel. The majority of Concord watches have suggested retail prices between $1,000 and $15,000.

Coach

During fiscal 1999, the Company introduced Coach watches under an exclusive license with Coach, Inc. All Coach watches contain Swiss movements and are made with stainless steel, gold finish or a combination of stainless steel and gold finish with leather straps, stainless steel bracelets or gold finish bracelets. The suggested retail prices range from $125 to $495.

ESQ

ESQ was launched in the second half of fiscal 1993 under an exclusive license agreement with The Hearst Corporation. All ESQ watches contain Swiss movements and are made with stainless steel, gold finish or a combination of stainless steel and gold finish, with leather straps, stainless steel bracelets or gold finish bracelets. The ESQ brand consists of sport and fashion watches with suggested retail prices ranging from $120 to $495, with features and styles comparable to more expensive watches.

Tommy Hilfiger

The Company launched Tommy Hilfiger watches in March 2001, under an exclusive agreement with Tommy Hilfiger Licensing, Inc., marketed under the TOMMY HILFIGER(R) and TOMMY(R) labels. Tommy Hilfiger watches feature quartz, digital or analog-digital movements, with stainless steel, titanium, aluminum, silver-tone, two-tone or gold-tone cases and bracelets, and leather, fabric, plastic or rubber straps. The line includes fashion and sport models with suggested retail prices from $55 to $155.

Retail Operations

The Company operates in two retail sectors, the luxury boutique market and the outlet market. During fiscal 2003, retail sales were $53.9 million or 18.0% of consolidated net sales. At January 31, 2003, the Company's retail operations consisted of 10 Movado Boutiques and 26 outlet stores. Two additional Movado Boutiques opened in February 2003. The Movado Boutiques, the first of which opened in 1998, sell selected models of Movado watches as well as proprietary jewelry, tabletop and accessories. The jewelry, tabletop and accessory products are sold exclusively in the Movado Boutiques. The outlet stores sell discontinued models and factory seconds of all of the Company's watches, jewelry, tabletop and accessories.

Other Revenue

Other revenue includes sales from the Company's after sales service (watch repair) operations and shipping income. During fiscal 2003, other revenue amounted to $8.3 million or 2.8% of consolidated net sales.

WARRANTY AND REPAIR

The Company has service facilities around the world including five Company-owned service facilities and approximately 217 authorized independent service centers worldwide. The Company conducts training sessions for and distributes technical information and updates to repair personnel in order to maintain consistency and quality at its service facilities and authorized independent service centers. The Company's products are covered by limited warranties against defects in materials and workmanship for periods ranging from one to ten years from the date of purchase for movements and up to five years for the gold plating on the Movado watch casings and bracelets. Products that are returned under warranty to the Company are generally serviced by the Company's employees at its service facilities.

The Company retains adequate levels of component parts to facilitate after sales service of its watches for an extended period of time after the discontinuance of such watches from its core range line.

ADVERTISING

Advertising is important to the successful marketing of the Company's watches. Hence, the Company devotes significant resources to advertising. Since 1972, the Company has maintained its own in-house advertising department which today focuses primarily on the implementation and management of global marketing and advertising strategies. The Company utilizes the creative development of advertising campaigns from outside agencies. Advertising expenditures totaled approximately 16.8%, 19.0% and 19.4% of net sales in fiscal 2003, 2002 and 2001, respectively. Advertising is developed individually for each of the Company's watch brands and is directed primarily to the ultimate consumer rather than to trade customers. In addition, advertising is developed by targeting consumers with particular demographic characteristics appropriate to the image and price range of the brand. Advertisements are placed predominately in magazines and other print media, but are also created for radio and television campaigns, catalogues, outdoor and promotional materials.

BACKLOG

Historically, the Company has generated a significant portion of its backlog during the international trade fair held annually in Basel, Switzerland. The Basel Watch and Jewelry Fair is held in March or April every year and is the showcase for all global watch and jewelry companies where new product offerings are introduced and orders are taken for deliveries throughout the course of the year. As a result of the turmoil in the Middle East and public health warnings regarding the condition known as Severe Acute Respiratory Syndrome or SARS, a significant number of the Company's global customers did not attend the Basel Watch and Jewelry Fair held in April 2003 and, as a result, there was a significant reduction in orders entered. Over the course of the next few months, the Company plans to use alternative means to introduce its new products to those customers who were not able to attend the fair. At April 16, 2003 the Company had unfilled orders of approximately $51.7 million compared to $57.2 million at April 16, 2002. The unfilled orders include both confirmed orders and orders the Company believes will be confirmed based on the historic experience with the customers. It is customary for many of the Company's customers not to confirm their future orders with a formal purchase order until shortly before their desired delivery.

SOURCES AND AVAILABILITY OF SUPPLIES

Concord and Movado watches are generally assembled in Switzerland by independent third party subcontract assemblers with some assembly at the Concord manufacturing facility in Bienne, Switzerland. Movado and Concord watches are assembled using Swiss movements and other components obtained from third party suppliers. Coach watches are assembled in Switzerland by independent assemblers using Swiss movements and other components obtained from third party suppliers in Switzerland and elsewhere. ESQ and Tommy Hilfiger watches are assembled by independent contractors in Asia. ESQ watches are manufactured using Swiss movements and other components purchased from third party suppliers principally located in Asia. Tommy Hilfiger watches are manufactured using movements and other components purchased from third party suppliers located in Asia.

A majority of the watch movements used in the manufacture of Movado, Concord and ESQ watches are purchased from two suppliers. The Company obtains other watch components for all of its manufactured brands, including movements, cases, hands, dials, bracelets and straps from a number of other suppliers. Precious stones used in the Company's watches are purchased from various suppliers and are set in Switzerland. The Company does not have long-term supply contract commitments with any of its component parts suppliers.

COMPETITION

The markets for each of the Company's watch brands are highly competitive. With the exception of The Swatch Group, Ltd., a large Swiss-based competitor, no single company competes with the Company across all of its brands. Certain companies, however, compete with Movado Group, Inc. with respect to one or more of its watch brands. Certain of these companies have, and other companies that may enter the Company's markets in the future may have, substantially greater financial, distribution, marketing and advertising resources than the Company. The Company's future success will depend, to a significant degree, upon its continued ability to compete effectively with regard to, among other things, the style, quality, price, advertising, marketing, distribution and availability of supply of its watch brands.

TRADEMARKS, PATENTS AND LICENSE AGREEMENTS

The Company owns the trademarks MOVADO(R) and CONCORD(R) as well as trademarks for the Movado Museum dial design, and related trademarks for watches and jewelry in the United States and in numerous other countries.

The Company licenses ESQUIRE(R), ESQ(R) and related trademarks on an exclusive basis for use in connection with the manufacture, distribution, advertising and sale of watches pursuant to an agreement with The Hearst Corporation ("Hearst License Agreement"). The current term of the Hearst License Agreement expires December 31, 2006 but contains options for renewal at the Company's discretion through December 31, 2018.

The Company licenses the trademark COACH(R) and related trademarks on an exclusive basis for use in connection with the manufacture, distribution, advertising and sale of watches pursuant to an agreement with Coach, Inc. ("Coach License Agreement"). The Coach License Agreement expires on January 31, 2008.

Under an agreement with Tommy Hilfiger Licensing, Inc. ("THLI"), the Company has been granted the exclusive license to use the trademark TOMMY HILFIGER(R) and related trademarks in connection with the manufacture of watches worldwide and in connection with the marketing, advertising, sale and distribution of watches at wholesale (and at retail through its outlet stores) in North America, Europe, Hong Kong, Australia, Southeast Asia (excluding Japan and Korea), the Caribbean, duty free and U.S. military shops worldwide. In addition, the Company has been granted the right to sell such watches in Latin and South America. The initial term of the license agreement with THLI expires December 31,

2006 but can be extended at the request of the Company through December 31, 2011 if it is in compliance with all material terms of the agreement.

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

EMPLOYEES

As of January 31, 2003, the Company had approximately 900 full-time employees in its domestic and international operations. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement. The Company has never experienced a work stoppage due to labor difficulties and believes that its employee relations are good.

FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS, SEASONALITY, FOREIGN AND DOMESTIC OPERATIONS

Overview

The Company divides its business into three business segments: "Wholesale," "Retail" and "Other." The Company's wholesale segment includes the design, manufacture and distribution of quality watches. The Company's retail segment, which is operated exclusively within the United States, includes the Company's Movado Boutiques and outlet operations. The Company's other segment includes after sales service and shipping. See Note 14 to the Consolidated Financial Statements for financial information regarding segment data.

Within wholesale there are two major geographic segments: "Domestic," which includes the results of the Company's North American, Caribbean and Tommy Hilfiger South American operations, and "International," which includes the results of all other Company operations. The Company's international operations are principally conducted in Europe, the Middle East and Asia and its international assets are substantially located in Europe. The retail business segment operates exclusively within the United States.

Domestic Wholesale

The Company sells all of its brands in the domestic market primarily through major jewelry store chains such as Helzberg Diamonds Corp., Sterling, Inc. and Zale Corporation; department stores, such as Finlay Fine Jewelry, Macy's, Neiman-Marcus and Saks Fifth Avenue; and independent jewelers. Sales to trade customers in the United States, Canada and the Caribbean are made directly by the Company's sales organization of approximately 105 employees. Of these employees, sales representatives are responsible for a defined geographic territory, specialize in a particular brand and sell to and service the independent jewelers within their territory. Their compensation is based on salary plus commission. The sales force also consists of account executives and account representatives who, respectively, sell to and service the chain and department store accounts. The latter typically handle more than one of the Company's brands and are compensated based on salary and incentives. In South America, the Company sells Tommy Hilfiger watches through an independent distributor.

The Company's domestic sales are traditionally greater during the Christmas and holiday season and are significantly more seasonal than its international sales. Consequentially, the Company's net sales historically have been higher during the second half of its fiscal year. The second half of each year accounted for approximately 56.8%, 55.0% and 59.6% of the Company's net sales for the fiscal years ending January 31, 2003, 2002 and 2001, respectively. The amount of net sales and operating income generated during the second half of each fiscal year depends upon the general level of retail sales during the Christmas and holiday season, as well as economic conditions and other factors beyond the Company's control. The Company does not expect any significant change in the seasonality of its domestic business in the foreseeable future.

International Wholesale

The Company sells Movado, Concord and Coach watches internationally through its own sales force of approximately 30 employees operating from the Company's sales and distribution offices in Hong Kong, Singapore and Switzerland. In addition, the Company sells Movado, Concord, Coach and Tommy Hilfiger watches through a network of approximately 125 independent distributors operating in numerous countries around the world. A majority of the Company's arrangements with its international distributors are long-term, generally require certain minimum purchases and restrict the distributor from selling competitive products. International sales tend to be less seasonal than domestic sales, particularly those derived from the Middle Eastern and Asian markets.

Retail

The Company operates in two retail sectors, the luxury boutique market and the outlet market. The Company operates 12 Movado Boutiques in the luxury boutique market where Movado watches are sold as well as Movado jewelry, tabletop, accessories and other product line extensions. In the outlet market the Company operates 26 outlet stores, which sell the Company's discontinued models and factory seconds, providing the Company with an organized and efficient method of reducing inventory without competing directly with trade customers.

AVAILABLE INFORMATION

The Company's Internet address is www.movadogroupinc.com and it makes available through that website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the same are electronically filed with, or furnished to, the Securities and Exchange Commission.

Item 2.  Properties

The Company leases various facilities in the United States, Canada, Switzerland and Asia for its corporate, manufacturing, distribution and sales operations. The Company's leased facilities are as follows:

                                                           Square       Lease
Location                  Function                         Footage    Expiration
--------                  --------                         -------    ----------
Moonachie, New Jersey     Watch assembly, distribution     100,000    May 2010
                          and repair
Paramus, New Jersey       Executive offices                 63,600    June 2013
Bienne, Switzerland       Corporate functions, watch        53,600    January 2007
                          sales, distribution,
                          assembly and repair
Markham, Canada           Office, distribution and repair   11,200    June 2007
Kowloon, Hong Kong        Watch sales, distribution          8,800    June 2004
                          and repair
Hackensack, New Jersey    Warehouse                          6,600    July 2004
New York, New York        Public relations office            2,700    April 2008
Grenchen, Switzerland     Watch sales                        2,800    December 2005
Coral Gables, Florida     Caribbean office                   1,500    November 2006
Tokyo, Japan              Watch sales                        1,200    June 2004
Singapore                 Watch sales, distribution          1,100    August 2004
                          and repair

The Company believes that its existing facilities are suitable and adequate for its current operations. The Company leases retail space averaging 1,600 square feet per store with leases expiring from July 2003 to June 2013 for the operation of the Company's 26 outlet stores. The Company also leases retail space for the operation of its Movado Boutiques, each of which averages 2,100 square feet (with the exception of the Company's flagship Movado Boutique in New York City which is 4,700 square feet) under leases expiring from January 2005 to December 2012. Three Movado Boutique leases were recently signed for openings during fiscal 2004.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of fiscal 2003.

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Shareholder Matters

As of April 8, 2003, there were 46 holders of record of Class A Common Stock and, the Company estimates, approximately 2,724 beneficial owners of the Common Stock represented by 449 holders of record. The Common Stock is traded on the New York Stock Exchange under the symbol "MOV" and on April 8, 2003, the closing price of the Common Stock was $19.24. The quarterly high and low closing prices for the fiscal years ended January 31, 2003 and 2002 were as follows:

                             Fiscal 2003                  Fiscal 2002
                             -----------                  -----------
Quarter Ended            Low           High           Low           High
-------------            ---           ----           ---           ----
April 30               $17.19         $22.69         $12.75        $16.69
July 31                $18.04         $25.03         $15.46        $20.20
October 31             $14.69         $19.92         $14.45        $19.51
January 31             $16.52         $19.84         $16.30        $19.45

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

During each fiscal year ended January 31, 2003 and 2002, the Board of Directors approved four $0.03 per share quarterly cash dividends to Common Stock and Class A Common Stock shareholders. The declaration and payment of future dividends, if any, will be at the sole discretion of the Board of Directors and will depend upon the Company's profitability, financial condition, capital and surplus requirements, future prospects, terms of indebtedness and other factors deemed relevant by the Board of Directors. See Notes 4 and 5 to the Consolidated Financial Statements regarding contractual restrictions on the Company's ability to pay dividends.

Item 6. Selected Financial Data

The selected financial data presented below has been derived from the Consolidated Financial Statements. This information should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of this report. Amounts are in thousands except per share amounts:

                                                               Fiscal Year Ended January 31,
                                                               -----------------------------
                                            2003           2002            2001           2000           1999
                                            ----           ----            ----           ----           ----
Statement of income data:
Net sales                                $ 300,077      $ 299,725       $ 320,841      $ 295,067      $ 277,836
                                         ---------      ---------       ---------      ---------      ---------
Cost of sales                              115,907        115,653         123,392        126,667        111,766
Selling, general and
administrative                             152,394        157,799         163,317        152,631        133,395
                                         ---------      ---------       ---------      ---------      ---------
Total expenses                             268,301        273,452         286,709        279,298        245,161
                                         ---------      ---------       ---------      ---------      ---------
Operating income                            31,776         26,273          34,132         15,769         32,675
Interest expense, net                        3,916          5,415           6,443          5,372          5,437
Gain on disposition of business                 --             --              --          4,752             --
Income before taxes and
cumulative effect of a change in
accounting principle                        27,860         20,858          27,689         15,149         27,238

Provision for  income taxes (1)              7,801          3,735           6,922          1,428          6,265
                                         ---------      ---------       ---------      ---------      ---------
Income before cumulative effect
of a change in accounting principle         20,059         17,123          20,767         13,721         20,973

Cumulative effect of a change in
accounting principle                            --           (109)             --             --             --
                                         ---------      ---------       ---------      ---------      ---------
Net income (2) (3)                       $  20,059      $  17,014       $  20,767      $  13,721      $  20,973
                                         =========      =========       =========      =========      =========

Net income per share-Basic               $    1.69      $    1.46       $    1.78      $    1.10      $    1.63
Net income per share-Diluted (2) (3)     $    1.65      $    1.42       $    1.75      $    1.06      $    1.58

Basic shares outstanding                    11,870         11,683          11,651         12,527         12,842
Diluted shares outstanding                  12,190         12,007          11,866         12,890         13,256
Cash dividends declared per share        $    0.12      $    0.12       $   0.105      $    0.10      $    0.08

Balance sheet data (end of period):

Working capital                          $ 219,420      $ 153,932       $ 154,637      $ 157,465      $ 191,033
Total assets                               345,154        290,676         290,405        259,649        296,375
Long-term debt                              35,000         35,000          40,000         45,000         55,000
Shareholders' equity                       236,212        172,470         159,470        147,815        162,608

(1) Reflects a lower estimated tax rate adjustment in fiscal 2002 due to a shift in global earnings mix.

(2) Fiscal 2000, includes an $8.3 million pre-tax or $0.46 per share after tax one-time charge and $4.8 million pre-tax or $0.28 per share after tax gain from the sale of the Company's Piaget business. Excluding these items, net income would have been $15.9 million or $1.24 per share on a diluted basis.

(3) Fiscal 2002, includes pre-tax expense of $2.7 million relating to a one-time severance and early retirement charge. Excluding the one-time severance and early retirement charge and income tax rate adjustment, net income would have been $16.9 million or $1.40 per diluted share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Statements in this annual report on Form 10-K, including statements under this
Item 7 and elsewhere in this report as well as statements in future filings by the Company with the Securities and Exchange Commission ("SEC"), in the Company's press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, forecasts and projections about the Company, its future performance, the industry in which the Company operates and management's assumptions. Words such as "expects", "anticipates", "targets", "goals", "projects", "intends", "plans", "believes", "seeks", "estimates", "may", "will", "should" and variations of such words and similar expressions are also intended to identify such forward-looking statements. The Company cautions readers that forward-looking statements include, without limitation, those relating to the Company's future business prospects, projected operating or financial results, revenues, working capital, liquidity, capital needs, plans for future operations, expectations regarding capital expenditures and operating expenses, effective tax rates, margins, interest costs, and income as well as assumptions relating to the foregoing. Forward-looking statements are subject to certain risks and uncertainties, some of which cannot be predicted or quantified. Actual results and future events could differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the SEC including, without limitation, the following: general economic and business conditions which may impact disposable income of consumers in the United States and the other significant markets where the Company's products are sold, changes in consumer preferences and popularity of particular designs, new product development and introduction, competitive products and pricing, seasonality, availability of alternative sources of supply in the case of the loss of any significant supplier, the loss of significant customers, the Company's dependence on key employees and officers, the continuation of licensing arrangements with third parties, ability to secure and protect trademarks, patents and other intellectual property rights, ability to lease new stores on suitable terms in desired markets and to complete construction on a timely basis, continued availability to the Company of financing and credit on favorable terms, business disruptions, disease, general risks associated with doing business outside the United States including, without limitation, import duties, tariffs, quotas, political and economic stability, and success of hedging strategies with respect to currency exchange rate fluctuations.

GENERAL

Wholesale Sales. Among the more significant factors that influence annual sales are general economic conditions in the Company's domestic and international markets, new product introductions, the level and effectiveness of advertising and marketing expenditures and product pricing decisions.

Approximately 13% of the Company's total sales are from international markets and therefore reported sales are affected by foreign exchange rates. Significant portions of the Company's international sales are billed in Swiss francs and translated to U.S. dollars at average exchange rates for financial reporting purposes.

The Company's business is seasonal. There are two major selling seasons in the Company's domestic markets: the Spring season, which includes school graduations and several holidays and, most importantly, the Christmas and holiday season. Major selling seasons in certain international markets center on significant local holidays that occur in late Winter or early Spring. These markets are a less significant portion of the Company's business and, therefore, their impact is far less than that of the selling seasons in North America.

Retail Sales. The Company's retail operations consist of 12 Movado Boutiques and 26 outlet stores located throughout the U.S. The Company does not have any overseas retail operations.

The significant factors that influence annual sales volumes in the Company's retail operations are similar to those that influence domestic wholesale operations. In addition, many of the Company's outlet stores are located near vacation destinations and, therefore, the seasonality of these stores is driven by the peak tourist season associated with these locations.

Gross Margins. The Company's overall gross margins are primarily affected by four major factors: brand and product sales mix, product pricing strategy, manufacturing costs and the U.S. dollar/Swiss franc exchange rate.

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

Manufacturing costs of the Company's brands consist primarily of component costs, internal and subcontractor assembly costs and unit overhead costs associated with the Company's supply chain operations in Switzerland and Asia. The Company seeks to control and reduce component and subcontractor labor costs through a combination of negotiations with existing suppliers and alternative sourcing. The Company's supply chain operations consist of logistics management of assembly operations and product sourcing in Switzerland and Asia and minor assembly in Switzerland. Through aggressive productivity improvement efforts, the Company has controlled the level of overhead costs and maintained flexibility in its cost structure by outsourcing a significant portion of its component and assembly requirements and expects to extend this strategy over the near term.

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

Selling expenses consist primarily of salaries, sales commissions, sales force travel and entertainment, expenses associated with the Basel Watch and Jewelry Fair and other industry trade shows and operating costs incurred in connection with the Company's retail business. Sales commissions vary with overall sales levels. Retail operating expenses consist primarily of salaries and store rents.

Distribution expenses consist primarily of salaries of distribution staff, rental and other occupancy costs, security, depreciation and amortization of furniture and leasehold improvements and shipping supplies.

General and administrative expenses consist primarily of salaries and other employee compensation, employee benefit plan costs, office rent, management information systems costs, bad debts, patent and trademark expenses and various other general corporate expenses.

Operating expenses over the last three years reflects the net effect of the Company's efforts to reduce spending, implement productivity improvements, and at the same time, invest in strategic growth initiatives, including the Movado Boutique expansion and the launch of the Tommy Hilfiger watch line.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and those significant policies are more fully described in Note 1 to MGI's consolidated financial statements. The preparation of these financial statements and the application of the most critical of those policies require management to make judgments based on estimates and assumptions that affect the information reported. On an on-going basis, management reevaluates its estimates and judgments, including those related to sales discounts and markdowns, product returns, bad debt, inventories, income taxes, financing operations, warranty obligation, and contingencies and litigation. Management bases its estimates and judgments about the carrying values of assets and liabilities that are not readily apparent from other sources on historical experience, contractual commitments and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following are the critical accounting policies requiring significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

The Company recognizes its revenue upon transfer of title and risk of loss, or in the case of retail sales, at the time of register receipt. The Company estimates returns and sales and cash discount allowances in the same period the revenue is recorded. These estimates are based upon historical analysis, customer agreements and/or currently known factors that arise in the normal course of business. While such returns and allowances have historically been within management's expectations and the provisions established, future actual experience may differ from that experienced in the past.

Allowance for Doubtful Accounts

Accounts receivable are reduced by an allowance for amounts that may be uncollectible in the future. Estimates are used in determining the allowance for doubtful accounts and are based on the Company's on-going credit evaluations of the customers and customer payment history and account aging. While the actual bad debt losses have historically been within the Company's expectations and the allowances established, there can be no guarantee that the Company will continue to experience the same bad debt loss rates. As of January 31, 2003, there were no known situations with any of the Company's major customers which would indicate the customer's inability to make their required payments.

Inventories

The Company values its inventory at the lower of cost or market using the first-in, first-out (FIFO) method. The cost of finished goods and component inventories, held by overseas subsidiaries, are determined using average cost. The Company's management regularly reviews its sales to customers and customers' sell-through at retail to determine excess or obsolete inventory reserves. Inventory with less than acceptable turn rates is classified as discontinued and, together with the related component parts which can be assembled into saleable finished goods, is sold through the Company's outlet stores. When management determines that finished product and components are unsaleable in the Company's outlet stores, a reserve is established for the cost of those products and components. These estimates could vary significantly, either favorably or unfavorably, from actual requirements depending on future economic conditions, customer inventory levels or competitive conditions which may differ from our expectations.

Long-lived Assets

The Company periodically reviews the estimated useful lives of its depreciable assets based on factors including historical experience, the expected beneficial service period of the asset, the quality and durability of the asset and the Company's maintenance policy including periodic upgrades. Changes in useful lives are made on a prospective basis unless factors indicate the carrying amounts of the assets may not be recoverable and an impairment write-down is necessary.

Warranty

All watches sold by the Company are covered by limited warranties against defects in material and workmanship for periods ranging from one to ten years from the date of purchase for movements and up to five years for the gold plating for Movado watch cases and bracelets. The Company records an estimate for future warranty costs based on historical repair costs. Warranty costs have historically been within the Company's expectations and the provisions established. If such costs were to substantially exceed estimates, this could have an adverse affect on the Company's operating results.

Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax laws and tax rates, in each jurisdiction the Company operates, and applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date. In addition, the amounts of any future tax benefits are reduced by a valuation allowance to the extent such benefits are not expected to be realized on a more likely than not basis. The Company calculates estimated income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for both book and tax purposes.

RESULTS OF OPERATIONS

The following is a discussion of the results of operations for fiscal 2003 compared to fiscal 2002 and fiscal 2002 compared to fiscal 2001 along with a discussion of the changes in financial condition during fiscal 2003.

The following are net sales by business segment (in thousands):

                        Fiscal Years Ended January 31,
                        ------------------------------
                       2003          2002          2001
                       ----          ----          ----
Wholesale:
  Domestic           $200,690      $196,900      $231,121
  International        37,212        46,821        44,937
Retail                 53,882        47,172        39,303
Other                   8,293         8,832         5,480
                     --------      --------      --------
Net Sales            $300,077      $299,725      $320,841
                     ========      ========      ========

The following table presents the Company's results of operations expressed as a percentage of net sales for the fiscal years indicated:

                                                    Fiscal Years Ended January 31,
                                                    ------------------------------
                                              2003              2002               2001
                                              ----              ----               ----
                                         % of net sales    % of net sales    % of net sales
                                         --------------    --------------    --------------
Net sales                                    100.0%            100.0%             100.0%
Cost of sales                                 38.6%             38.6%              38.5%
                                             -----             -----              -----
Gross profit                                  61.4%             61.4%              61.5%
Selling, general and administrative
expenses                                      50.8%             52.6%              50.9%
                                             -----             -----              -----
Operating income                              10.6%              8.8%              10.6%
Interest expense, net                          1.3%              1.8%               2.0%

Income before taxes and cumulative
effect                                         9.3%              7.0%               8.6%
Provision for income taxes                     2.6%              1.2%               2.1%
                                             -----             -----              -----
Income before cumulative effect                6.7%              5.8%               6.5%
Cumulative effect of a change in
accounting principle                            --              (0.1%)               --
                                             -----             -----              -----
Net income                                     6.7%              5.7%               6.5%
                                             =====             =====              =====

Fiscal 2003 Compared to Fiscal 2002

Net Sales

Net sales in fiscal 2003 were $300.1 million, slightly above fiscal 2002 sales of $299.7 million. The wholesale business overall decreased by $5.8 million or 2.4%. The domestic wholesale business increased by 1.9% or $3.8 million. The domestic sales increase was fueled by the door expansion and strong retail sell through of the Tommy Hilfiger brand, double-digit growth in the Coach brand with the introduction of successful new products and higher sales in the Movado brand driven by strong new product introductions and solid marketing support. The increases were offset by lower volume in the luxury Concord brand and the moderately priced ESQ brand. The international wholesale business was below fiscal 2002 by $9.6 million or 20.5%. In constant dollars, international wholesale sales decreased by 26.9%. The weak economic environment in Europe and Asia resulted in sales declines in the Concord and Movado brands of $12.0 million or 28.3%. This was partially offset by sales increases in the

Tommy Hilfiger brand as a result of the launch in four European markets and higher sales in the Coach brand in Japan and the duty free business in Asia.

Sales in the Company's retail segment increased by $6.7 million or 14.2% due mainly to year on year increases in three new Movado Boutiques and three new outlet stores opened in the later half of fiscal 2002 plus the opening of one new outlet store in the later part of fiscal 2003. In addition, comparable store sales increased by 4.2% and 5.5% in the Movado Boutiques and outlet stores, respectively. At January 31, 2003, the Company owned and operated 10 Movado Boutiques and 26 outlets as compared to 10 Movado Boutiques and 25 outlets at January 31, 2002.

Other sales, which includes domestic and international after sales service and shipping income, declined by $0.5 million or 6.1%. This was primarily the result of lower after sales service revenues due to the closing of three of the Company operated service centers.

Gross Margin

Gross margin for the year remained strong at 61.4% and was consistent with fiscal 2002 results.

Operating Expenses

Operating expenses of $152.4 million reflect a 3.4% decline from $157.8 million in fiscal 2002. In constant dollars, operating expenses were $151.0 million or 4.3% below fiscal 2002. The decrease in operating expenses of $5.4 million was the result of a $6.4 million reduction in marketing and advertising or 11.3%, slight reductions in distribution expense and general and administrative expenses of $1.1 million or 2.0%, somewhat offset by an increase in selling expenses of $2.1 million or 4.7%.

The decrease in advertising and marketing resulted from decreased media and co-op spending in the international wholesale business of $2.7 million, which was commensurate with the decline in sales volume, reduced fixed spending under the Tommy Hilfiger license agreement of $1.5 million, and a reduced level of spending for media and production costs in the domestic wholesale business.

The decrease in distribution and general and administrative expenses of $1.1 million resulted from the inclusion of a $2.7 million one-time severance and early retirement charge in the fiscal 2002 results, and reductions in travel and entertainment, payroll and other operating expenses as a result of on-going cost reduction initiatives. These decreases were partially offset by increases in bonus expense, higher rental expense and higher legal and bad debt expenses.

Selling expenses increased by $2.1 million primarily due to increased spending in support of the growth of the Company's retail business, primarily the expansion of its Movado Boutiques. Three Movado Boutiques and three outlet stores that were opened in the later part of fiscal 2002 operated for a full year in fiscal 2003. This resulted in higher costs in the retail segment of $2.9 million or 17.9%. Somewhat offsetting these costs were reduced payroll and travel and entertainment spending in the domestic wholesale business.

Interest Expense

Interest expense in fiscal 2003 declined by $1.5 million from $5.4 million in fiscal 2002 to $3.9 million in fiscal 2003. The decrease was due to significantly lower weighted average bank borrowings in addition to a lower effective interest rate on the borrowings. The average borrowings for fiscal 2003 were $67.9 million or 17.6% lower than fiscal 2002 borrowings of $82.4 million. This was due to favorable cash flow and working capital management.

Income Taxes

The Company's income tax provision amounted to $7.8 million and $3.7 million in fiscal 2003 and 2002, respectively. This represents a 28% effective tax rate in fiscal 2003 versus an 18% rate for fiscal 2002. The effective tax rate in fiscal 2003 of 28% is more indicative of the Company's expected effective tax rate from its future operations. The 18% effective tax rate in fiscal 2002 reflected a decrease in the Company's U.S. source earnings as a percentage of the overall earnings mix.

Fiscal 2002 Compared to Fiscal 2001

Net Sales

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

Sales in the Company's retail segment increased by $7.9 million or 20.0% due mainly to the Company opening three new outlets and three new Boutiques. In addition, comparable store sales increased by 7.1% and 4.7% in the Movado Boutiques and outlet stores, respectively. At January 31, 2002, the Company owned and operated 10 Movado Boutiques and 25 outlets as compared to seven Movado Boutiques and 23 outlets at January 31, 2001.

Other sales, which include domestic and international service and shipping income, increased by 61.2% or $3.4 million due to an increase in service and shipping revenue.

Gross Margin

Gross margin decreased slightly to 61.4% in fiscal 2002 from 61.5% in fiscal 2001. The decrease in gross margin reflects lower margins in our wholesale segment, which decreased due to a change in the product sales mix offset by higher margins in our retail operations due to higher margin products offered at retail.

Operating Expenses

Operating expenses decreased 3.4% to $157.8 million in fiscal 2002 from $163.3 million in fiscal 2001. The decrease in operating expenses related to several areas, including advertising and marketing expense decrease of $5.3 million or 8.6%; selling expense decrease of $0.1 million or 0.2%; general and administrative expense decrease of $3.0 million or 6.3%; and somewhat offset by an increase in distribution expense of $2.9 million or 34.7%.

The decrease in advertising expense was the result of a headcount reduction and a decrease in cooperative advertising programs offset by an increase in media expenditures and costs related to the launch of the Tommy Hilfiger brand.

Selling expense remained flat compared to fiscal 2001 even with an increase in spending for the Company's growth initiatives. During fiscal 2002, the Company opened two Movado Boutiques and its flagship Movado Boutique in New York City, three new outlet stores and launched the Tommy Hilfiger watch line in the U.S. These investments were offset by decreases in sales commissions and bonuses which declined due to decreased sales.

The decrease in general and administrative expenses is the result of the Company's cost reduction initiatives and a decrease in bonus expense due to the Company not meeting corporate earnings targets. These savings were partially offset by the severance and early retirement charge of $2.7 million recorded in the third quarter of fiscal 2002.

Distribution expense reflects the costs associated with the relocation and expansion to a new state-of-the-art distribution center, which was occupied in February 2001. These expenses include occupancy costs, security systems and depreciation.

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

LIQUIDITY AND FINANCIAL POSITION

At January 31, 2003, the Company had $38.4 million of cash equivalents as compared to $17.0 million in the prior year. The increase in cash was primarily derived from $33.3 million generated by operating activities, somewhat offset by cash used for capital expenditures and trademarks of $7.0 million and repayment of debt of $11.5 million.

The Company's major source of funds has been cash generated from operations. In fiscal 2003, 2002 and 2001, the Company generated from operations $33.3 million, $16.5 million and $25.3 million, respectively. This positive cash flow has been the source to fund the Company's growth initiatives, including working capital, capital expenditures, the Company's stock repurchase program and debt repayment.

Accounts receivable at January 31, 2003 were $94.4 million as compared to $92.0 million in the prior year. In constant dollars, accounts receivable at January 31, 2003 were $92.8 million or 0.9% above prior year due to the sales increase in the fourth quarter year over year.

Inventories at January 31, 2003 were $111.7 million as compared to $98.6 million in the prior year. Since 43% of the inventory is held in Switzerland and Canada, the year on year translation in the balance sheet includes the effect of the weaker U.S. dollar in fiscal 2003. In constant dollars, inventories at January 31, 2003 were $102.7 million or 4.2% above prior year. The Company expects that inventory levels in fiscal 2004 will remain consistent with fiscal 2003 levels.

The Company used cash of $7.0 million in fiscal 2003, $14.7 million in fiscal 2002 and $11.7 million in fiscal 2001 for investing activities, primarily for capital expenditures.

Capital expenditures totaling $6.5 million in fiscal 2003 relate primarily to the build out of two new Movado Boutique stores opened in the Miami, Florida area in February 2003, various information system projects and enhancements, the addition of a state-of-the-art jewelry vault in the distribution center and the addition of a new outlet store. Capital expenditures amounting to $13.9 million in fiscal 2002 relate primarily to the relocation of the Company's U.S. headquarters, opening two new Movado Boutiques and the flagship Movado Boutique in New York City, various information systems projects and expansion of the Company's network of outlet stores. The Company's capital expenditures for fiscal 2001 amounted to $10.8 million. Expenditures in fiscal 2001 were primarily for management information systems projects, the addition of two Movado Boutiques and one outlet store and the build out of the new distribution center in Moonachie, New Jersey. The Company expects that annual capital expenditures in the near term will approximate the levels experienced in fiscal 2001. These expenditures will relate primarily to leasehold improvements, furniture and fixtures for new Movado Boutiques, management information systems projects and store renovations.

Cash used in financing activities amounted to $11.1 million in fiscal 2003. This compares to $6.9 million and $17.4 million of cash used in financing activities in fiscal 2002 and 2001, respectively. Cash used in financing activities during fiscal 2003 and 2002 was primarily for repayment of bank debt and the annual repayment of the Senior Notes.

At January 31, 2003 the Company had two series of Senior Notes outstanding. Senior Notes due January 31, 2005 were originally issued in a private placement completed in fiscal 1994. These notes have required annual principal payments of $5.0 million since January 1998 and bear interest of 6.56% per annum. The Company repaid $5.0 million in principal amount of these notes in each of fiscal 2003, 2002 and 2001. At January 31, 2003, $10.0 million in principal amount of these notes remained outstanding.

During fiscal 1999, the Company issued $25.0 million of Series A Senior Notes under a Note Purchase and Private Shelf Agreement dated November 30, 1998. The $25.0 million Series A Senior Notes bear interest at 6.90%, mature on October 30, 2010 and are subject to annual repayments of $5.0 million commencing October 31, 2006.

On March 21, 2001, the Company entered into a new Note Purchase and Private Shelf Agreement which allows for the issuance, for up to three years after the date thereof, of senior promissory notes in the aggregate principal amount of up to $40.0 million with maturities up to 12 years from their original date of issuance. As of January 31, 2003 and 2002, there were no amounts outstanding under the agreement.

The components of long-term debt as of January 31 were as follows (in thousands):

                             2003         2002
                             ----         ----
Senior Notes               $10,000      $15,000
Series A Senior Notes       25,000       25,000
                           -------      -------
                            35,000       40,000
Less current portion            --        5,000
                           -------      -------
Long-term debt             $35,000      $35,000
                           =======      =======

On June 22, 2000, the Company completed the renewal of its revolving credit and working capital lines with its bank group. That agreement provides for a three year $100.0 million unsecured revolving line of credit and $15.0 million of uncommitted working capital lines. At January 31, 2003, the Company had no outstanding borrowings under its bank lines as compared to $6.5 million at January 31, 2002. The decrease in borrowings at the end of fiscal 2003 as compared to fiscal 2002 was primarily due to higher net income and favorable working capital management. The current line of credit expires on June 22, 2003. The Company is in the process of renewing a new multi-year revolving line of credit that will be completed prior to June 22, 2003.

Under a series of share repurchase authorizations approved by the Board of Directors, the Company has maintained a discretionary buy-back program. There were no shares repurchased under the repurchase program during fiscal 2003 and fiscal 2002. As of January 31, 2003, the Company had authority to repurchase additional shares for up to $4.5 million against an aggregate authorization of $30.0 million.

Minimum annual rentals at January 31, 2003 under noncancelable operating leases which do not include escalations that will be based on increases in real estate taxes and operating costs are as follows:

     Year Ending January 31,
        (in thousands):
  2004                   $  7,922
  2005                      7,452
  2006                      7,054
  2007                      6,363
  2008                      5,095
Thereafter                 19,387
                         --------
                         $ 53,273
                         ========

Cash dividends in fiscal 2003 and 2002 amounted to $1.4 million each year compared to $1.2 million in fiscal 2001.

At January 31, 2003, the Company had working capital of $219.4 million as compared to $153.9 million in the prior year. The increase in working capital was predominantly the result of higher cash, lower debt and an increase in assets related to hedging derivatives and the translation of Swiss and Canadian inventories. The Company ended fiscal 2003 with no short-term borrowings and net debt of -$3.4 million as compared to $6.5 million in short-term borrowings and net debt of $29.5 million ending fiscal 2002.

The net debt to capitalization at January 31, 2003 was -1.4% as compared to 17.1% at January 31, 2002. In fiscal 2003, the Company had a cash balance greater than the total debt which resulted in negative net debt.

In summary, the Company made significant progress in generating positive cash flow from operating activities in each of the fiscal years 2003, 2002 and 2001. The Company believes it will continue to generate positive cash flow from operations in the future.

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses the accounting and financial reporting for legal obligations and costs associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to adopt the provisions of SFAS No. 143 effective for fiscal 2004. The Company does not expect the adoption of this standard to have a significant impact on its consolidated financial position and results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities initiated after December 31, 2002. This statement supercedes the EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)." SFAS No. 146 requires that liabilities associated with exit or disposal activities initiated after adoption be recognized and measured at fair value when incurred, as opposed to at the date an entity commits to the exit or disposal plans. The Company is still evaluating the impact of adopting this pronouncement on its consolidated financial position and results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded on the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees, including indemnifications, that an entity has issued and a rollforward of the entity's product warranty liabilities. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued or modified after December 31, 2002. The disclosure provisions of FIN 45 are effective for financial statements of interim periods or annual periods ending after December 15, 2002. See Note 1 under "Warranty Costs." The Company is currently in the process of evaluating the potential impact that the adoption of the recognition provisions of FIN 45 will have on its consolidated financial position and results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The adoption of SFAS No. 148 is not expected to have a significant impact on the Company's consolidated financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

The Company's primary market risk exposure relates to foreign currency exchange risk (see Note 6 to the Consolidated Financial Statements). The majority of the Company's purchases are denominated in Swiss francs. The Company reduces its exposure to the Swiss franc exchange rate risk through a hedging program. Under the hedging program, the Company purchases various financial instruments, predominately forward and option contracts. These derivatives are either used to
(a) hedge the Company's Swiss franc payables and are fair valued with the change in fair value reflected in earnings or (b) are documented as SFAS No. 133 cash flow hedges, and the gains and losses on this latter hedging activity are first reflected in Other Comprehensive Income ("OCI"), and then later classified to earnings. In both cases, the earnings impact is partially offset by the effects of currency movements on the underlying hedged transactions. If the Company did not engage in a hedging program, any change in the Swiss franc to local currency would have an equal effect on the entities' cost of sales. In addition, the Company hedges its Swiss franc payable exposure with forward contracts. As of January 31, 2003, the Company's entire forward contracts hedging portfolio consisted of 189 million Swiss francs equivalent for various expiry dates ranging through December 19, 2003. The Company also has 30 million in Swiss francs option contracts for various expiry dates ranging through January 30, 2004.

Additionally, the Company has a much smaller hedging program related to gold used in the manufacturing of the Company's watches. Under this hedging program, the Company purchases various commodity derivative instruments, primarily future contracts. These derivatives are documented as SFAS No. 133 cash flow hedges, and gains and losses on these derivative instruments are first reflected in OCI, and later reclassified to earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. If the Company did not engage in a gold hedging program, any changes in the gold price would have an equal effect on the entities' cost of sales. As of January 31, 2003, the Company's gold future contract hedge portfolio consisted of 6,000 ounces of future purchases for various expiry dates ranging through May 23, 2003.

In November 2002, the Company's Board of Directors authorized the hedging of the Company's Swiss franc denominated investment in its wholly-owned Swiss subsidiaries using purchase options under certain limitations. These hedges are treated as net investment hedges under SFAS No. 133. As of January 31, 2003, the Company's purchased option hedge portfolio related to net investment hedging amounted to 18 million Swiss francs with various expiry dates ranging through November 10, 2005.

In addition, the Company has certain debt obligations with variable interest rates, which are based on LIBOR plus a fixed additional interest rate. The Company does not hedge these interest rate risks. The Company also has certain debt obligations with fixed interest rates. The difference between the market based interest rates at January 31, 2003 and the fixed rates were unfavorable.

Item 8. Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Schedule         Page
                                                                      Number         Number
                                                                      ------         ------
Report of Independent Accountants                                                     F-1

Consolidated Statements of Income for the fiscal years ended
January 31, 2003, 2002 and 2001                                                       F-2

Consolidated Balance Sheets at January 31, 2003 and 2002                              F-3

Consolidated Statements of Cash Flows for the fiscal years
      ended January 31, 2003, 2002 and 2001                                           F-4

Consolidated Statements of Changes in Shareholders' Equity
      for the fiscal years ended January 31, 2003, 2002 and 2001                      F-5

Notes to Consolidated Financial Statements                                        F-6 to F-22

Valuation and Qualifying Accounts and Reserves                          II            S-1

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

The information required by this item is included in the Company's Proxy Statement for the 2003 annual meeting of shareholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is included in the Company's Proxy Statement for the 2003 annual meeting of shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is included in the Company's Proxy Statement for the 2003 annual meeting of shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item is included in the Company's Proxy Statement for the 2003 annual meeting of shareholders and is incorporated herein by reference.

Item 14. Disclosure Controls and Procedures

(a) Evaluation of disclosure controls and procedures

The Company's management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this Annual Report on Form 10-K. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them, particularly during the period in which this Annual Report on Form 10-K was being prepared.

(b) Changes in internal controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, since the date the controls were evaluated.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the systems are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all future conditions, regardless of how remote.

                                     PART IV


Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   Documents filed as part of this report
      --------------------------------------

      1.    Financial Statements:

            See Financial Statements Index on page 24 included in Item 8 of part II of this report.

      2.    Financial Statement Schedule:

            Schedule II                     Valuation and Qualifying
                                            Accounts and Reserves

            All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

      3.    Exhibits:

            Incorporated herein by reference is a list of the Exhibits contained in the Exhibit Index on pages 31 through 36 of this report.

(b)   Current Reports on Form 8-K
      ---------------------------

      None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 MOVADO GROUP, INC.
                                                   (Registrant)

Dated: April 30, 2003             By: /s/ Gedalio Grinberg
                                      ------------------------------------------
                                      Gedalio Grinberg
                                      Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Dated: April 30, 2003                 /s/ Gedalio Grinberg
                                      ------------------------------------------
                                      Gedalio Grinberg
                                      Chairman of the Board of Directors

Dated: April 30, 2003                 /s/ Efraim Grinberg
                                      ------------------------------------------
                                      Efraim Grinberg
                                      President and Chief Executive Officer

Dated: April 30, 2003                 /s/ Richard J. Cote
                                      ------------------------------------------
                                      Richard J. Cote
                                      Executive Vice President and
                                      Chief Operating Officer

Dated: April 30, 2003                 /s/ Eugene J. Karpovich
                                      ------------------------------------------
                                      Eugene J. Karpovich
                                      Senior Vice President and
                                      Chief Financial Officer

Dated: April 30, 2003                 /s/ Margaret Hayes Adame
                                      ------------------------------------------
                                      Margaret Hayes Adame
                                      Director

Dated: April 30, 2003                 /s/ Donald Oresman
                                      ------------------------------------------
                                      Donald Oresman
                                      Director

Dated: April 30, 2003                 /s/ Leonard L. Silverstein
                                      ------------------------------------------
                                      Leonard L. Silverstein
                                      Director

Dated: April 30, 2003                 /s/ Alan H. Howard
                                      ------------------------------------------
                                      Alan H. Howard
                                      Director

CERTIFICATIONS

I, Efraim Grinberg, certify that:

      1. I have reviewed this annual report on Form 10-K of Movado Group, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of registrant's Board of Directors (or persons performing the equivalent functions):

            (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003

                                      By: /s/ Efraim Grinberg
                                          --------------------------------
                                          Efraim Grinberg
                                          President and Chief Executive Officer

I, Eugene J. Karpovich, certify that:

      1. I have reviewed this annual report on Form 10-K of Movado Group, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of registrant's Board of Directors (or persons performing the equivalent functions):

            (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003

                                           By: /s/ Eugene J. Karpovich
                                               --------------------------------
                                               Eugene J. Karpovich
                                               Senior Vice President and Chief
                                               Financial Officer

                                  EXHIBIT INDEX

Exhibit                                                            Sequentially
Number                          Description                        Numbered Page
------                          -----------                        -------------
  3.1      Restated By-Laws of the Registrant. Incorporated by
           reference to Exhibit 3.1 filed with the Company's
           Registration Statement on Form S-1 (Registration No.
           33-666000).

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

 10.1      Amendment Number 1 to License Agreement dated
           December 9, 1996 between Registrant as Licensee and
           Coach, a division of Sara Lee Corporation as Licensor, dated as of February 1, 1998. Incorporated herein by reference to exhibit 10.1 to

Exhibit                                                            Sequentially
Number                          Description                        Numbered Page
------                          -----------                        -------------
           the Registrant's Quarterly Report on Form 10-Q for
           the quarter ended October 31, 1998.

 10.2      Agreement, dated January 1, 1992, between The Hearst
           Corporation and the Registrant, as amended on January 17, 1992. Incorporated herein by reference to Exhibit 10.8 filed with the Company's
           Registration Statement on Form S-1 (Registration No.
           33-666000).

 10.3      Letter Agreement between the Registrant and The
           Hearst Corporation dated October 24, 1994 executed
           October 25, 1995 amending License Agreement dated as of January 1,1992, as amended. Incorporated herein by reference to Exhibit 10.1 to Registrant's
           Quarterly Report on Form 10-Q for the quarter ended
           October 31, 1995.

 10.4 Registrant's 1996 Stock Incentive Plan amending and restating the 1993 Employee Stock Option Plan.
           Incorporated herein by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1996.

 10.5      Lease dated August 10, 1994 between Rockefeller
           Center Properties, as landlord and SwissAm, Inc., as tenant for space at 630 Fifth Avenue, New York, New
           York. Incorporated herein by reference to Exhibit
           10.4 to the Registrant's Quarterly Report on Form
           10-Q for the quarter ended July 31, 1994.

 10.6      Death and Disability Benefit Plan Agreement dated
           September 23, 1994 between the Registrant and
           Gedalio Grinberg. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1994.*

 10.7      Registrant's amended and restated Deferred
           Compensation Plan for Executives effective January
           1, 1998. Incorporated herein by reference to Exhibit
           10.25 to the Registrant's Annual Report on Form 10-K for the year ended January 31, 1998.*

Exhibit                                                            Sequentially
Number                          Description                        Numbered Page
------                          -----------                        -------------
 10.8      License Agreement dated December 9, 1996 between the
           Registrant and Sara Lee Corporation. Incorporated
           herein by reference to Exhibit 10.32 to the
           Registrant's Annual Report on Form 10-K for the year
           ended January 31, 1997.

 10.9      First Amendment to Lease dated April 8, 1998 between
           RCPI Trust, successor in interest to Rockefeller
           Center Properties ("Landlord") and Movado Retail
           Group, Inc., successor in interest to SwissAm, Inc.
           ("Tenant") amending lease dated August 10, 1994 between Landlord and Tenant for space at 630 Fifth
           Avenue, New York, New York. Incorporated herein by reference to Exhibit 10.37 to the Registrant's
           Annual Report on Form 10-K for the year ended
           January 31, 1998.

 10.10 Second Amendment dated as of September 1, 1999 to the December 1, 1996 license agreement between Sara
           Lee Corporation and Registrant. Incorporated herein by reference to Exhibit 10.1 to the Registrant's
           Quarterly Report on Form 10-Q for the quarter ended
           October 31, 1999.

 10.11 License Agreement entered into as of June 3, 1999 between Tommy Hilfiger Licensing, Inc. and
           Registrant. Incorporated herein by reference to
           Exhibit 10.2 to the Registrant's Quarterly Report on
           Form 10-Q for the quarter ended October 31, 1999.

 10.12     License Agreement entered into as of October 31,
           1999 by and between Movado Corporation, Movado Watch
           Company S.A. and Lantis Eyewear Corporation.
           Incorporated herein by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the year ended January 31, 2000.

 10.13 Severance Agreement dated December 15, 1999, and entered into December 16, 1999 between the Registrant and Richard J. Cote. Incorporated herein by reference to Exhibit 10.35 to the Registrant's
           Annual Report on Form 10-K for the year ended
           January 31, 2000. *

Exhibit                                                            Sequentially
Number                          Description                        Numbered Page
------                          -----------                        -------------
 10.14     Lease made December 21, 2000 between the Registrant
           and Mack-Cali Realty, L.P. for premises in Paramus,
           New Jersey together with First Amendment thereto
           made December 21, 2000. Incorporated herein by
           reference to Exhibit 10.22 to the Registrant's
           Annual Report on Form 10-K for the year ended
           January 31, 2000.

 10.15     Credit Agreement dated June 22, 2000 among the
           Registrant, the Chase Manhattan Bank as
           Administrative Agent, and as Swingline Bank, and as issuing Bank, Fleet Bank, N.A. as Syndication Agent,
           The Bank of New York as Documentation Agent and the other Lenders signatory thereto. Incorporated herein by reference to Exhibit 10.1 to the Registrant's
           Quarterly Report on Form 10-Q filed for the quarter ended July 31, 2000.

 10.16     Lease agreement dated May 22, 2000 between Forsgate
           Industrial Complex and the Registrant for premises located at 105 State Street, Moonachie, New Jersey.
           Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed for the quarter ended April 30, 2000.

 10.17 Second Amendment of Lease dated July 26, 2001 between Mack-Cali Reality, L.P., as landlord, and Movado Group, Inc., as tenant, further amending lease dated as of December 21, 2000. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed for the quarter ended October 31, 2001.

 10.18 Third Amendment of Lease dated November 6, 2001 between Mack-Cali Realty, L.P., as lessor and Movado
           Group, Inc., as lessee, for additional space at Mack-Cali II, One Mack Drive, Paramus, NJ.
           Incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed for the quarter ended October 31, 2001.

 10.19     Amendment Number 2 to Registrant's 1996 Stock
           Incentive Plan dated March 16, 2001. Incorporated herein by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the year ended January 31, 2002.*

Exhibit                                                            Sequentially
Number                          Description                        Numbered Page
------                          -----------                        -------------
 10.20     Amendment Number 3 to Registrant's 1996 Stock
           Incentive Plan approved June 19, 2001. Incorporated
           herein by reference to Exhibit 10.28 to the
           Registrant's Annual Report on Form 10-K for the year
           ended January 31, 2002. *

 10.21     Amendment Number 3 to License Agreement dated
           December 9, 1996, as previously amended, between the Registrant, Movado Watch Company S.A. and Coach,
           Inc. dated as of January 30, 2003. Incorporated herein by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the year ended January 31, 2002.

 10.22     Amended and Restated Master Promissory Note
           Agreement dated June 21, 2001 between the Registrant and Fleet National Bank. Incorporated herein by reference to Exhibit 10.30 to the Registrant's
           Annual Report on Form 10-K for the year ended
           January 31, 2002.

 10.23     Line of Credit Letter Agreement dated August 20,
           2001 between the Registrant and The Bank of New
           York. Incorporated herein by reference to Exhibit
           10.31 to the Registrant's Annual Report on Form 10-K for the year ended January 31, 2002.

 10.24     First Amendment to the License Agreement dated June
           3, 1999 between Tommy Hilfiger Licensing, Inc.,
           Registrant and Movado Watch Company S.A. entered into January 16, 2002. Incorporated herein by reference to Exhibit 10.1 to the Registrant's
           Quarterly Report on Form 10-Q for the quarter ended
           July 31, 2002.

 10.25     Second Amendment to the License Agreement dated June
           3, 1999 between Tommy Hilfiger Licensing, Inc.,
           Registrant and Movado Watch Company S.A. entered into August 1, 2002. Incorporated herein by reference to Exhibit 10.2 to the Registrant's
           Quarterly Report on Form 10-Q for the quarter ended
           July 31, 2002.

Exhibit                                                            Sequentially
Number                          Description                        Numbered Page
------                          -----------                        -------------
 10.26     Letter Agreement dated August 14, 2002 amending Line
           of Credit Agreement between the Registrant and the
           Bank of New York dated August 20, 2001. Incorporated
           herein by reference to Exhibit 10.3 to the
           Registrant's Quarterly Report on Form 10-Q for the
           quarter ended July 31, 2002.

 10.27 Line of Credit Letter Agreement dated March 4, 2003 between the Registrant and Fleet National Bank.

 10.28 Endorsement Agreement dated as of April 4, 2003 between the Registrant and The Grinberg Family
           Trust.

 21.1      Subsidiaries of the Registrant.

 23.2      Consent of PricewaterhouseCoopers LLP.

 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Constitutes a compensatory plan or arrangement.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------

To the Board of Directors
and Shareholders of Movado Group, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 26 present fairly, in all material respects, the financial position of Movado Group, Inc. and its subsidiaries at January 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 26 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 13, 2003

                               MOVADO GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                                        Fiscal Year Ended January 31,
                                                        -----------------------------
                                                     2003            2002            2001
                                                     ----            ----            ----
Net sales                                         $ 300,077       $ 299,725       $ 320,841
                                                  ---------       ---------       ---------
Costs and expenses:
    Cost of sales                                   115,907         115,653         123,392
    Selling, general and administrative             152,394         157,799         163,317
                                                  ---------       ---------       ---------
                                                    268,301         273,452         286,709
                                                  ---------       ---------       ---------
Operating income                                     31,776          26,273          34,132

Interest expense, net                                 3,916           5,415           6,443
                                                  ---------       ---------       ---------
Income before income taxes and cumulative
effect of a change in accounting principle           27,860          20,858          27,689

Provision for income taxes                            7,801           3,735           6,922
                                                  ---------       ---------       ---------
Income before cumulative effect of a change
in accounting principle                              20,059          17,123          20,767

Cumulative effect of  a change in accounting
principle, net of a tax benefit of $42                   --            (109)             --
                                                  ---------       ---------       ---------
Net income                                        $  20,059       $  17,014       $  20,767
                                                  =========       =========       =========
Basic income per share
    Income before cumulative effect of a
    change in accounting principle                $    1.69       $    1.47       $    1.78
    Cumulative effect of a change in
    accounting principle                                 --           (0.01)             --
                                                  ---------       ---------       ---------
Net income per share                              $    1.69       $    1.46       $    1.78
                                                  =========       =========       =========
Weighted basic average shares outstanding            11,870          11,683          11,651
                                                  =========       =========       =========
Diluted income per share
    Income before cumulative effect of a
    change in accounting principle                $    1.65       $    1.43       $    1.75
    Cumulative effect of a change in
    accounting principle                                 --           (0.01)             --
                                                  ---------       ---------       ---------
Net income per share                              $    1.65       $    1.42       $    1.75
                                                  =========       =========       =========
Weighted diluted average shares outstanding          12,190          12,007          11,866
                                                  =========       =========       =========


                 See Notes to Consolidated Financial Statements

                               MOVADO GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                    January 31,
                                                                    -----------
                                                                2003            2002
                                                                ----            ----
ASSETS
------

Current assets:
    Cash                                                     $  38,365       $  16,971
    Trade receivables, net                                      94,438          92,014
    Inventories, net                                           111,736          98,589
    Other                                                       36,646          19,467
                                                             ---------       ---------
    Total current assets                                       281,185         227,041

Property, plant and equipment, net                              39,939          38,726
Other assets                                                    24,030          24,909
                                                             ---------       ---------
    Total assets                                             $ 345,154       $ 290,676
                                                             =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Loans payable to banks                                   $      --       $   6,500
    Current portion of long-term debt                               --           5,000
    Accounts payable                                            22,712          23,824
    Accrued liabilities                                         22,735          25,417
    Current taxes payable                                       11,467           8,646
    Deferred taxes payable                                       4,851           3,722
                                                             ---------       ---------
    Total current liabilities                                   61,765          73,109
                                                             ---------       ---------
Long-term debt                                                  35,000          35,000
Deferred and noncurrent income taxes                             4,229           1,513
Other liabilities                                                7,948           8,584
                                                             ---------       ---------
    Total liabilities                                          108,942         118,206
                                                             ---------       ---------

Commitments and contingencies (Note 10)

Shareholders' equity:
    Preferred Stock, $0.01 par value, 5,000,000 shares
      authorized; no shares issued                                  --              --
    Common Stock, $0.01 par value, 20,000,000 shares
      authorized; 10,057,367 and 9,797,776  shares
      issued, respectively                                         101              98
    Class A Common Stock, $0.01 par value, 10,000,000
      shares authorized; 3,428,277 and 3,509,733 shares
      issued and outstanding, respectively                          34              35
    Capital in excess of par value                              72,145          69,484
    Retained earnings                                          172,287         153,830
    Accumulated other comprehensive income (loss)               19,386         (23,286)
    Treasury Stock, 1,547,156 and 1,544,487 shares at
      cost, respectively                                       (27,741)        (27,691)
                                                             ---------       ---------
    Total shareholders' equity                                 236,212         172,470
                                                             ---------       ---------

Total liabilities and shareholders' equity                   $ 345,154       $ 290,676
                                                             =========       =========

            See Notes to Consolidated Financial Statements

                               MOVADO GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                              Fiscal Year Ended January 31,
                                                              -----------------------------
                                                           2003           2002           2001
                                                           ----           ----           ----
Cash flows from operating activities:
  Net income                                             $ 20,059       $ 17,014       $ 20,767
  Adjustments to reconcile net income to net cash
  provided by operating activities:
        Depreciation and amortization                       8,369          7,550          6,341
        Deferred and noncurrent income taxes                2,399         (1,859)        (1,629)
        Provision for losses on accounts receivable         1,987          1,384          2,386
        Provision for inventories                             830            756          1,710
        Loss on disposition of leasehold
          improvements, furniture and fixtures                 --            492             --
        Tax benefit from stock options exercised              489            685            287

  Changes in current assets and liabilities:

        Trade receivables                                  (2,602)         4,185         (5,134)
        Inventories                                        (4,815)        (5,372)       (20,043)
        Other current assets                                7,471             64         (3,383)
        Accounts payable                                   (2,989)        (4,443)        11,142
        Accrued liabilities                                (3,545)        (2,375)         9,322
        Deferred and current taxes payable                  2,465         (3,051)         9,800
        Other noncurrent assets                             3,824         (6,234)        (5,960)
        Other noncurrent liabilities                         (636)         7,750           (335)
                                                         --------       --------       --------
          Net cash provided by operating activities        33,306         16,546         25,271
                                                         --------       --------       --------

Cash flows from investing activities:

        Capital expenditures                               (6,525)       (13,902)       (10,833)
        Trademarks                                           (514)          (807)          (852)
                                                         --------       --------       --------
          Net cash used in investing activities            (7,039)       (14,709)       (11,685)
                                                         --------       --------       --------
Cash flows from financing activities:

        Repayment of Senior Notes                          (5,000)        (5,000)        (5,000)
        Net payment of current bank borrowings             (6,500)        (2,300)        (4,700)
        Stock options exercised and other changes           2,172          1,780            840
        Dividends paid                                     (1,602)        (1,360)        (1,206)
        Repurchase of Common Stock                           (135)            --         (7,329)
                                                         --------       --------       --------
          Net cash used in financing activities           (11,065)        (6,880)       (17,395)
                                                         --------       --------       --------
Effect of exchange rate changes on cash                     6,192         (1,045)           253
                                                         --------       --------       --------
Net increase (decrease) in cash                            21,394         (6,088)        (3,556)

Cash at beginning of year                                  16,971         23,059         26,615
                                                         --------       --------       --------
Cash at end of year                                      $ 38,365       $ 16,971       $ 23,059
                                                         ========       ========       ========

                 See Notes to Consolidated Financial Statements

                               MOVADO GROUP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    (in thousands, except per share amounts)

                                                                                                      Accumulated
                                                                 Class A    Capital in                   Other
                                        Preferred     Common      Common     Excess of    Retained   Comprehensive    Treasury
                                          Stock        Stock      Stock      Par Value    Earnings    Income(Loss)      Stock
                                        ---------    --------    --------   ----------    --------   -------------    --------
Balance, January 31, 2000                $     --    $     95    $     35     $ 66,113    $118,615      ($16,462)     ($20,581)
  Net income                                                                                20,767
  Dividends ($0.105 per share)                                                              (1,206)
  Stock options exercised, net
      of tax of $287                                        1                    1,129
  Common Stock repurchased                                                                                              (7,329)
  Foreign currency translation
      adjustment                                                                                          (1,707)
                                         --------    --------    --------     --------    --------      --------      --------
Balance, January 31, 2001                $     --    $     96    $     35     $ 67,242    $138,176      ($18,169)     ($27,910)
  Net income                                                                                17,014
  Dividends ($0.12 per share)                                                               (1,360)
  Stock options exercised, net
    of tax of $685                                          2                    1,863
  Employee stock bonus plan                                                                                                219
  Supplemental executive                                                           379
    retirement plan
  Accounting change, net of tax                                                                              367
    of $143
  Net unrealized gain on
    investments, net of tax
    of $77                                                                                                   199
  Effective portion of
    unrealized loss on hedging
    contracts, net of tax of $99                                                                            (449)
  Foreign currency translation
    adjustment                                                                                            (5,234)
                                         --------    --------    --------     --------    --------      --------      --------
Balance, January 31, 2002                $     --    $     98    $     35     $ 69,484    $153,830      ($23,286)     ($27,691)
  Net income                                                                                20,059
  Dividends ($0.12 per share)                                                               (1,602)
  Stock options exercised, net
    of tax of $489                                          2                    2,631
  Employee stock bonus plan                                                                                                 85
  Common Stock repurchased                                                                                                (135)
  Supplemental executive                                                            30
    retirement plan
  Net unrealized loss on
    investments, net of tax
    of $25                                                                                                   (82)
  Effective portion of
    unrealized gain on hedging
    contracts, net of tax of $2,709                                                                        4,584
  Foreign currency translation
    adjustment                                                                                            38,170
  Conversion of Class A Common
    Stock to Common Stock                                   1          (1)
                                         --------    --------    --------     --------    --------      --------      --------
Balance, January 31, 2003                $     --    $    101    $     34     $ 72,145    $172,287      $ 19,386      ($27,741)
                                         ========    ========    ========     ========    ========      ========      ========

                 See Notes to Consolidated Financial Statements

NOTES TO MOVADO GROUP INC.'S CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Movado Group, Inc. (the "Company") is a designer, manufacturer and distributor of quality watches with prominent brands in almost every price category comprising the watch industry. In fiscal 2003, the Company marketed five distinctive brands of watches: Movado, Concord, ESQ, Coach and Tommy Hilfiger, which compete in most segments of the watch market.

The Company designs and manufactures Concord and Movado watches primarily through its subsidiaries and third party contract assemblers in Switzerland, as well as in the United States, for sale throughout the world. ESQ and Tommy Hilfiger watches are manufactured to the Company's specifications by independent contractors located in Asia. Coach watches are assembled in Switzerland by independent suppliers. Tommy Hilfiger watches are presently sold in North America, the Caribbean, Latin America, South America and Europe. The Company distributes its watch brands through its United States operations as well as through sales subsidiaries in Canada, Hong Kong, Singapore and Switzerland, and through a number of independent distributors located in various countries throughout the world.

In addition to its sales to trade customers and independent distributors, through a wholly-owned domestic subsidiary, the Company sells Movado watches, as well as proprietary Movado jewelry, tabletop and accessories directly to consumers in its Movado Boutiques. Additionally, the Company operates a number of outlet stores throughout the United States, through which it sells discontinued and second merchandise.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated.

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

The financial statements of the Company's international subsidiaries have been translated into United States dollars by translating balance sheet accounts at year-end exchange rates and statement of operations accounts at average exchange rates for the year. Foreign currency transaction gains and losses are charged or credited to income as incurred. Foreign currency translation gains and losses are reflected in the equity section of the Company's consolidated balance sheet in accumulated other comprehensive income (loss).

Cash and Cash Equivalents

Cash equivalents are considered all highly liquid investments with original maturities at date of purchase of three months or less.

Trade Receivables

The Company's trade customers include department stores, jewelry store chains and independent jewelers. Movado, Concord and Tommy Hilfiger watches are also marketed outside the U.S. through a network of independent distributors. Accounts receivable are stated net of allowances for doubtful accounts, estimated returns and sales and cash discounts of $22.2 million and $19.6 million at January 31, 2003 and 2002, respectively. At January 31, 2003 and 2002, Zale Corporation accounted for 11% and 13% of consolidated trade receivables, respectively.

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

Inventories

Inventories are valued at the lower of cost or market. The cost of domestic finished goods inventories is determined primarily using the first-in, first-out
(FIFO) method. The cost of finished goods and component parts inventories held by overseas subsidiaries are determined using average cost.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation of furniture and equipment is provided using the straight-line method based on the estimated useful lives of assets, which range from three to ten years. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the lease or the estimated useful life of the leasehold improvement. Computer software costs related to the development of major systems are capitalized as incurred and are amortized over their useful lives. Maintenance and repair costs are charged to earnings while expenditures for major renewals and improvements are capitalized. Upon the disposition of property, plant and equipment, the accumulated depreciation is deducted from the original cost and any gain or loss is reflected in current earnings.

Long-lived Assets

The Company periodically reviews the estimated useful lives of its depreciable assets based on factors including historical experience, the expected beneficial service period of the asset, the quality and durability of the asset and the Company's maintenance policy including periodic upgrades. Changes in useful lives are made on a prospective basis unless factors indicate the carrying amounts of the assets may not be recoverable and an impairment write-down is necessary.

Capitalized Software Costs

The Company capitalizes certain computer software costs after technological feasibility has been established. The costs are amortized utilizing the straight-line method over the economic lives of the related products ranging from three to seven years. Computer software amortization expense for fiscal 2003, 2002 and 2001 was $3.0 million, $2.6 million and $1.9 million, respectively.

Intangibles

Intangible assets consist primarily of trademarks and are recorded at cost. Trademarks are generally amortized over ten years. The Company continually reviews intangible assets to evaluate whether events or changes have occurred that would suggest an impairment of carrying value. An impairment would be recognized when expected undiscounted future operating cash flows are lower than the carrying value. At January 31, 2003 and 2002, intangible assets at cost were $6.9 million and $5.7 million, respectively, and related accumulated amortization of intangibles was $3.0 million and $2.0 million, respectively. Amortization expense for fiscal 2003, 2002 and 2001 was $0.6 million, $0.5 million and $0.5 million, respectively.

Derivative Instruments

The Company utilizes derivative financial instruments to reduce foreign currency fluctuation risks. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Changes in the fair value of those instruments will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. The Company adopted SFAS No. 133, as amended, in fiscal 2002, which resulted in the Company recording a transition adjustment to recognize its derivative instruments at fair value. This transition adjustment was an after-tax reduction to net income of approximately $0.1 million and an after-tax charge to accumulated other comprehensive income ("AOCI") of approximately $0.4 million. In addition, in the consolidated statement of cash flows, the Company presents cash flows from derivative instruments accounted for as cash flow hedges in the same category as the cash flows from the items being hedged.

Revenue Recognition

The Company recognizes its revenue upon transfer of title and risk of loss or, in the case of retail sales, at the time of register receipt. The Company estimates returns and sales and cash discount allowances in the same period the revenue is recorded. These estimates are based upon historical analysis, customer agreements and/or currently known factors that arise in the normal course of business.

Preopening Costs

Costs associated with the opening of new retail and outlet stores are expensed in the period incurred.

Advertising

The Company expenses the production costs of an advertising campaign at the commencement date of the advertising campaign. Advertising expense for fiscal 2003, 2002 and 2001 amounted to $50.5 million, $56.9 million and $62.3 million, respectively. As of January 31, 2003 and 2002, accrued advertising was included in the consolidated balance sheets in the amount of $3.1 million and $2.9 million, respectively.

Shipping and Handling Costs

Amounts charged to customers and costs incurred by the Company related to shipping and handling are included in net sales and cost of goods sold, respectively, in accordance with Emerging Issues Task Force (EITF) Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs."

Warranty Costs

The Company has warranty obligations in connection with the sale of its watches. The Company's products are covered by limited warranties against defects in materials and workmanship for periods ranging from one to ten years from the date of purchase for movements and up to five years for the gold plating on the Movado watch casings and bracelets. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its warranty cost at the point of sale for a given product based on historical failure rates and related costs to repair. As of January 31, 2003 and 2002, the reserve balances for warranty costs were $0.9 million and $0.6 million, respectively.

Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax laws and tax rates, in each jurisdiction the Company operates, and applies to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date. In addition, the amounts of any future tax benefits are reduced by a valuation allowance to the extent such benefits are not expected to be realized on a more likely than not basis. The Company calculates estimated income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for both book and tax purposes.

Earnings Per Share

The Company presents net income per share on a basic and diluted basis. Basic earnings per share is computed using weighted average shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for dilutive common stock equivalents.

The weighted average number of shares outstanding for basic earnings per share were 11,870,000, 11,683,000 and 11,651,000 for fiscal 2003, 2002 and 2001, respectively. For diluted earnings per share, these amounts were increased by 320,000, 324,000 and 215,000 in fiscal 2003, 2002 and 2001, respectively, due to potentially dilutive common stock equivalents issuable under the Company's stock option plans.

Stock-based Compensation

Employee stock options are accounted for under the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock. Accordingly, compensation expense has not been recognized for stock options granted at or above fair value. Had compensation expense been determined and recorded based upon the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," net earnings and earnings per share would have been reduced to pro forma amounts as follows:

                                           2003                        2002                       2001
                                           ----                        ----                       ----
                                     As           Pro            As           Pro            As           Pro
                                  Reported       Forma        Reported       Forma        Reported       Forma
                                  --------       -----        --------       -----        --------       -----
Net Income                        $ 20,059      $ 16,439      $ 17,014      $ 14,249      $ 20,767      $ 19,135
Net Income per share-Basic        $   1.69      $   1.38      $   1.46      $   1.22      $   1.78      $   1.64
Net Income per share-Diluted      $   1.65      $   1.35      $   1.42      $   1.19      $   1.75      $   1.61

The weighted-average fair value of each option grant estimated on the date of grant using the Black-Scholes option-pricing model is $9.71, $7.74 and $4.72 per share in fiscal 2003, 2002 and 2001, respectively. The following weighted-average assumptions were used for grants in 2003, 2002 and 2001: dividend yield of 0.62% for fiscal 2003, 0.71% for fiscal 2002 and 0.86% for fiscal 2001; expected volatility of 46% for fiscal 2003, 50% for fiscal 2002 and 48% for fiscal 2001; risk-free interest rates of 5.23% for fiscal 2003, 4.81% for fiscal 2002 and 6.67% for fiscal 2001 and expected lives of seven years for fiscal 2003, 2002 and 2001.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stockholders' Equity

Under a series of share repurchase authorizations approved by the Board of Directors, the Company has maintained a discretionary buy-back program throughout fiscal 2003. There were no shares repurchased under the repurchase program during fiscal 2003 and fiscal 2002. As of January 31, 2003, the Company had authorization to repurchase shares up to an additional $4.5 million against an aggregate authorization of $30.0 million.

Recently Issued Accounting Standards

In September 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses the accounting and financial reporting for legal obligations and costs associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to adopt the provisions of SFAS No. 143 effective for fiscal 2004. The Company does not expect the adoption of this standard to have a significant impact on its consolidated financial position and results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities initiated after December 31, 2002. This statement supercedes the EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)." SFAS No. 146 requires that liabilities associated with exit or disposal activities initiated after adoption be recognized and measured at fair value when incurred, as opposed to at the date an entity commits to the exit or disposal plans. The Company is still evaluating the impact of adopting this pronouncement on its consolidated financial position and results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded on the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees, including indemnifications, that an entity has issued and a rollforward of the entity's product warranty liabilities. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued or modified after December 31, 2002. The disclosure provisions of FIN 45 are effective for financial statements of interim periods or annual periods ending after December 15, 2002. See Note 1 under "Warranty Costs." The Company is currently in the process of evaluating the potential impact that the adoption of the recognition provisions of FIN 45 will have on its consolidated financial position and results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, which amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The adoption of SFAS No. 148 is not expected to have a significant impact on the Company's consolidated financial position and results of operations.

Reclassification

Certain reclassifications were made to prior years' financial statement amounts and related note disclosures to conform to the fiscal 2003 presentation.

NOTE 2 - INVENTORIES

Inventories consist of the following (in thousands):

                                  2003            2002
                                  ----            ----
Finished goods                 $  73,148       $  67,412
Component parts                   40,649          37,253
Work-in-process                    2,262           2,075
                               ---------       ---------
                                 116,059         106,740
Less: inventories reserve         (4,323)         (8,151)
                               ---------       ---------
                               $ 111,736       $  98,589
                               =========       =========

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at January 31, at cost, consisted of the following (in thousands):

                                      2003           2002
                                      ----           ----
Furniture and equipment             $ 31,393       $ 26,657
Computer software                     24,338         20,235
Leasehold improvements                21,420         20,334
                                    --------       --------
                                      77,151         67,226
Less: accumulated depreciation       (37,212)       (28,500)
                                    --------       --------
                                    $ 39,939       $ 38,726
                                    ========       ========

Depreciation expense for fiscal 2003, 2002 and 2001 was $7.6 million, $6.8 million and $5.7 million, respectively.

NOTE 4 - BANK CREDIT ARRANGEMENTS AND LINES OF CREDIT

The Company's revolving credit facility with its domestic bank group was entered into in June 2000 to provide for a three year $100.0 million unsecured revolving line of credit. The line of credit expires on June 22, 2003. The Company is in the process of renewing a new multi-year revolving line of credit that is expected to be completed prior to June 22, 2003. In addition, certain members within the bank group provided for $15.0 million of uncommitted working capital lines of credit at January 31, 2003 and 2002, respectively. As of January 31, 2003, one bank in the domestic bank group issued five irrevocable standby letters of credit for retail and operating facility leases to various landlords and Canadian payroll to the Royal Bank of Canada totaling $0.6 million with expiry dates through June 30, 2003. The Company pays a facility fee on the unused portion of the credit facility. The agreement also contains certain financial covenants including an interest coverage ratio, and certain restrictions that limit the Company on the sale, transfer or distribution of corporate assets, including dividends, and limit the amount of debt outstanding. The Company was in compliance with these restrictions and covenants at January 31, 2003 and 2002. The domestic unused line of credit was $115.0 million and $108.5 million at January 31, 2003 and 2002, respectively.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. Available credit under these lines totaled 8.8 million Swiss francs at both January 31, 2003 and 2002, with dollar equivalents of approximately $6.5 million and $5.1 million, respectively, of which a maximum of $5.0 million can be drawn. As of January 31, 2003, the Swiss bank has made guarantees to certain Swiss third party obligations of approximately
1.0 million Swiss francs. There are no restrictions on transfers in the form of dividends, loans or advances to the Company by its foreign subsidiaries.

There were no outstanding borrowings against the Company's aggregate demand lines of credit at January 31, 2003. Outstanding borrowings of $6.5 million existed at January 31, 2002. Aggregate maximum and average monthly outstanding borrowings against the Company's lines of credit and related weighted average interest rates during fiscal 2003 and 2002 were as follows (dollars in thousands):

                                    Fiscal Year Ended January 31,
                                    -----------------------------
                                         2003          2002
                                         ----          ----
Maximum borrowings                      $38,425       $52,250
Average monthly borrowings              $27,958       $37,493
Weighted average interest rate             2.8%          4.8%

Weighted average interest rates were computed based on average month-end outstanding borrowings and applicable average month-end interest rates.

NOTE 5 - LONG-TERM DEBT

The components of long-term debt as of January 31 were as follows (in thousands):

                             2003         2002
                             ----         ----
Senior Notes               $10,000      $15,000
Series A Senior Notes       25,000       25,000
                           -------      -------
                            35,000       40,000
Less: current portion           --        5,000
                           -------      -------
Long-term debt             $35,000      $35,000
                           =======      =======

Senior Notes due January 31, 2005 (the "Senior Notes") were issued in a private placement completed in fiscal 1994 and bear interest at 6.56% per annum, payable semiannually on July 31 and January 31, and are subject to annual payments of $5.0 million commencing January 31, 1998. The payment for fiscal 2004 is not payable until February 3, 2004 and as such is classified as noncurrent. In fiscal 2003 the payment was due in the current fiscal year and was accordingly classified as a current liability. The Company has the option to prepay amounts due to holders of the Senior Notes at 100% of the principal plus a "make-whole" premium and accrued interest.

The Series A Senior Notes ("Series A Senior Notes") were issued on December 1, 1998 under a Note Purchase and Private Shelf Agreement and bear interest at 6.90% per annum. Interest is payable semiannually on April 30 and October 30. These notes mature on October 30, 2010 and are subject to annual payments of $5.0 million commencing on October 31, 2006.

On March 21, 2001, the Company entered into a new Note Purchase and Private Shelf Agreement, which allows for the issuance for up to three years after the date thereof, of senior promissory notes in the aggregate principal amount of up to $40.0 million with maturities up to 12 years from their original date of issuance. As of January 31, 2003 the Company had no borrowings under this agreement.

The agreements governing the Senior Notes and Series A Senior Notes contain certain restrictions and covenants which generally require the maintenance of a minimum net worth, limit the amount of additional secured debt the Company can incur and limit the sale, transfer or distribution of corporate assets, including dividends. The Company was in compliance with these restrictions and covenants at January 31, 2003 and 2002.

NOTE 6 - HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS

The Company's policy is to enter into forward exchange contracts and purchased foreign currency options to reduce exposure to adverse fluctuations in foreign exchange rates and, to a lesser extent, in commodity prices related to its purchases of watches. When entered into, the Company formally documents these derivative instruments as a cash flow hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. The Company formally assesses, both at the inception and at each financial quarter thereafter, the effectiveness of the derivative instrument hedging the underlying forecasted cash flow transaction which is being hedged. Any ineffectiveness related to the derivative financial instruments' change in fair value will be recognized in the period in which the ineffectiveness was calculated.

During fiscal 2003, the Company's risk management policy was modified to include net investment hedging of the Company's Swiss franc-denominated investment in its wholly-owned subsidiaries located in Switzerland. When entered into for this purpose, the Company formally documents the derivative instrument as a net investment hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. The Company formally assesses, both at the inception and at each financial quarter thereafter, the effectiveness of the derivative instrument hedging the net investment.

All of the Company's derivative instruments have liquid markets to assess fair value. The Company does not enter into any derivative instruments for trading purposes.

As of January 31, 2003, the balance of deferred net gains on derivative instruments documented as cash flow hedges included in accumulated other comprehensive income ("AOCI") was $4.4 million, net of tax of $2.9 million, compared to $0.4 million in net losses at January 31, 2002, net of a tax benefit of $0.1 million. The Company estimates that $3.3 million of the deferred net gains at January 31, 2003 will be realized into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The primary underlying transaction which will cause the amount in AOCI to affect cost of goods sold consists of the Company's sell through of inventory purchased predominantly in Swiss francs. The maximum length of time the Company is hedging its exposure to the fluctuation in future cash flows for forecasted transactions is 24 months. For the years ended January 31, 2003 and 2002, the Company reclassified net gains from AOCI to earnings of approximately $1.7 million and $0.6 million, respectively.

During fiscal 2003 and 2002, the Company recorded no charge related to its assessment of the effectiveness of its derivative hedge portfolio. However, the Company incurred a $0.3 million loss, net of a tax benefit of $0.2 million, for the amounts excluded in the assessment of the derivative hedge portfolio effectiveness for fiscal year 2003, compared to a $2.2 million loss in fiscal 2002, net of a tax benefit of $0.5 million. The Company also recorded, a $0.2 million gain, net of tax of $0.1 million, resulting from a discontinued cash flow hedge in fiscal year 2002 because the original forecasted transaction did not occur by the end of the original specified time period. The Company records these transactions in the cost of sales of the consolidated statements of income.

The balance of net loss included in the cumulative foreign currency translation adjustment associated with derivatives documented as net investment hedges was $0.3 million, net of a tax benefit of $0.2 million as of January 31, 2003. Under SFAS No. 133, changes in fair value of these instruments are recognized in AOCI to offset the change in the value of the net investment being hedged.

The following presents fair value and maturities of the Company's foreign currency derivatives outstanding as of January 31, 2003 (in millions):

                              January 31, 2003
                                 Fair Value       Maturities
                                 ----------       ----------
Forward exchange contracts         $ 12.6            2003
Commodity future contracts         $  0.3            2003
Purchased foreign currency
options                            $  3.0         2003-2005
                                   ------
                                   $ 15.9
                                   ======

The Company estimates the fair value of its foreign currency derivatives based on quoted market prices or pricing models using current market rates. These derivative instruments are currently reflected in other assets or current liabilities.

NOTE 7 - FAIR VALUE OF OTHER FINANCIAL INSTRUMENTS

The fair value of the Company's 6.56% Senior Notes and 6.90% Series A Senior Notes approximate 104% and 108% of the carrying value of the notes, respectively, as of January 31, 2003. The fair value was calculated based upon the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or upon estimated prices based on current yields for debt issues of similar quality and terms.

NOTE 8 - INCOME TAXES

The provision for income taxes for the fiscal years ended January 31, 2003, 2002 and 2001 consists of the following components (in thousands):

                                  2003          2002          2001
                                  ----          ----          ----
Current:
    U.S. Federal                $ 3,454       $   480       $ 3,124
    U.S. State and Local            134          (165)          498
    Non-U.S                         445         1,221         2,607
                                -------       -------       -------
                                  4,033         1,536         6,229
                                -------       -------       -------
Noncurrent:
    U.S. Federal                     --            --            --
    U.S. State and Local             --            --            --
    Non-U.S                       3,165         1,109         1,674
                                -------       -------       -------
                                  3,165         1,109         1,674
                                -------       -------       -------
Deferred:
    U.S. Federal                    775         1,057        (1,948)
    U.S. State and Local            (65)           26          (385)
    Non-U.S                        (107)            7         1,352
                                -------       -------       -------
                                    603         1,090          (981)
                                -------       -------       -------
Provision for income taxes      $ 7,801       $ 3,735       $ 6,922
                                =======       =======       =======

Significant components of the Company's deferred income tax assets and liabilities for the fiscal year ended January 31, 2003 and 2002 consist of the following (in thousands):

                                       2003 Deferred Tax            2002 Deferred Tax
                                       -----------------            -----------------
                                    Assets      Liabilities      Assets      Liabilities
                                    ------      -----------      ------      -----------
Operating loss carry forwards      $  1,159       $     --      $  1,480       $     --
Rent accrual                            257             --           195             --
Inventory reserve                     2,364          5,025         2,554          4,058
Receivable allowance                  1,941          1,079         2,181            895
Deferred compensation                 3,718             --         3,552             --
FAS 133                                  --          2,668            --             --
Depreciation/amortization                23             --           597             --
Other                                 1,537            308           681             --
                                   --------       --------      --------       --------
                                     10,999          9,080        11,240          4,953
Valuation allowance                    (950)            --        (1,480)            --
                                   --------       --------      --------       --------
Total                              $ 10,049       $  9,080      $  9,760       $  4,953
                                   ========       ========      ========       ========

As of January 31, 2003, the Company had foreign net operating loss carryforwards of approximately $4.8 million, which are available to offset taxable income in future years. As of January 31, 2003, the Company maintained a valuation allowance with respect to the tax benefit of certain foreign net operating loss carryforwards. Since the Company's foreign deferred tax assets relate primarily to its former sales office in Germany, which is currently operated by an independent distributor, the Company's assessment is that a portion of the foreign deferred tax assets will not likely be utilized in the foreseeable future. Management is continuing to evaluate the appropriate level of allowance based on future operating results and changes in circumstances.

The provision for income taxes differs from the amount determined by applying the U.S. federal statutory rate as follows (in thousands):

                                                              Fiscal Year Ended January 31,
                                                              -----------------------------
                                                             2003          2002          2001
                                                             ----          ----          ----
Provision for income taxes at the U.S. statutory rate      $ 9,751       $ 7,262       $ 9,691
Lower effective foreign income tax rate                     (4,110)       (4,332)       (3,621)
Change in valuation allowance                                  (12)          110           (75)
Tax provided on repatriated earnings of foreign              1,856         1,377           265
subsidiaries
State and local taxes, net of federal benefit                   44          (139)          113
Other, net                                                     272          (543)          549
                                                           -------       -------       -------
Total                                                      $ 7,801       $ 3,735       $ 6,922
                                                           =======       =======       =======

In fiscal 2003, the Company recognized a tax benefit of $0.3 million from realization of domestic and of certain foreign net operating loss carryforwards.

No provision has been made for federal income or withholding taxes which may be payable on the remittance of the undistributed retained earnings of foreign subsidiaries approximating $183 million at January 31, 2003, as those earnings are considered reinvested for an indefinite period. As a result of various tax planning strategies available to the Company, it is not practical to estimate the amount of tax, if any, that may be payable on the eventual distribution of such earnings.

NOTE 9 - OTHER ASSETS

In fiscal 1996, the Company entered into an agreement with a trust which owned an insurance policy issued on the lives of the Company's Chairman and his spouse. Under this agreement, the trust assigned the insurance policy to the Company as collateral to secure repayment by the trust of interest-free loans made by the Company to the trust in amounts equal to the premiums on said insurance policy (approximately $741,000 per annum). The agreement required the trust to repay the loans from the proceeds of the policy. At January 31, 2003 and 2002, the Company had outstanding loans from the trust of $5.2 million and $4.6 million, respectively. On April 4, 2003 the agreement was amended and restated to transfer the policy (which at that time had a cash surrender value of $4,595,591) from the trust to the Company in partial repayment of the then outstanding loan balance which, as of that date, was reduced to $591,269.

NOTE 10 - LEASES, COMMITMENTS AND CONTINGENCIES

The Company leases office, distribution, retail and manufacturing facilities and office equipment under operating leases, which expire at various dates through June 2013. Certain of the leases provide for renewal options and escalation clauses for real estate taxes and other occupancy costs. Rent expense for equipment and distribution, factory and office facilities under operating leases was approximately $8.9 million, $7.7 million and $8.2 million in fiscal 2003, 2002 and 2001, respectively. Minimum annual rentals at January 31, 2003 under noncancelable operating leases which do not include escalations that will be based on increases in real estate taxes and operating costs are as follows:

    Year Ending January 31,
        (in thousands):
  2004                $  7,922
  2005                   7,452
  2006                   7,054
  2007                   6,363
  2008                   5,095
Thereafter              19,387
                      --------
                      $ 53,273
                      ========

Due to the nature of its business as a luxury consumer goods distributor, the Company is exposed to various commercial losses. The Company believes it is adequately insured against such losses.

NOTE 11 - EMPLOYEE BENEFIT PLANS

The Company maintains an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. Company contributions and expenses of administering the Employee Savings Plan amounted to $0.7 million, $0.6 million and $0.5 million in fiscal 2003, 2002 and 2001, respectively.

Effective June 1, 1995, the Company adopted a defined contribution supplemental executive retirement plan ("SERP"). The SERP provides eligible executives with supplemental pension benefits in addition to amounts received under the Company's other retirement plan. The Company makes a matching contribution which vests equally over five years. During fiscal 2003, 2002 and 2001, the Company recorded an expense related to the SERP of approximately $0.5 million, $0.5 million and $0.4 million, respectively.

During fiscal 1999, the Company adopted a Stock Bonus Plan for all employees not in the SERP. Under the terms of this Stock Bonus Plan, the Company contributes a discretionary amount to the trust established under the plan. Each plan participant vests after five years in 100% of their respective prorata portion of such contribution. For fiscal 2003, 2002 and 2001, the Company recorded an expense of $0.1 million, $0.2 million and $0.1 million, respectively, related to this plan.

On September 23, 1994, the Company entered into a Death and Disability Benefit Plan agreement with the Company's Chairman. Under the terms of the agreement, in the event of the Chairman's death or disability, the Company is required to make an annual benefit payment of approximately $300,000 to his spouse for the lesser of ten years or her remaining lifetime. Neither the agreement nor the benefits payable thereunder are assignable and no benefits are payable to the estates or heirs of the Chairman or his spouse. Results of operations include an actuarially determined charge related to this plan of approximately $0.1 million in each of the fiscal years 2003, 2002 and 2001.

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

Transactions in stock options under the Plan since fiscal 2000 are summarized as follows:

                                         Weighted-
                       Outstanding        Average
                         Options       Exercise Price
                         -------       --------------
January 31, 2000        1,556,417          15.65
Options granted           244,050           8.72
Options exercised        (103,387)          8.15
Options forfeited         (82,779)         18.86
                        ---------          -----
January 31, 2001        1,614,301          15.09
Options granted           911,700          17.26
Options exercised        (231,301)          8.29
Options forfeited        (118,028)         19.70
                        ---------          -----
January 31, 2002        2,176,672          16.47
Options granted           324,450          20.10
Options exercised        (177,748)          9.08
Options forfeited         (53,614)         18.77
                        ---------          -----
January 31, 2003        2,269,760          17.52
                        =========          =====

Options exercisable at January 31, 2003, 2002 and 2001 were 1,095,797, 796,015 and 813,587, respectively.

The following table summarizes outstanding and exercisable stock options as of January 31, 2003:

                                          Weighted-
                                           Average                                        Weighted-
                                          Remaining     Weighted-Average                   Average
      Range of             Number        Contractual        Exercise            Number     Exercise
  Exercise Prices       Outstanding      Life (years)         Price         Exercisable     Price
-------------------     -----------      ------------   ----------------    -----------   ---------
$ 5.95   -   $ 8.92       257,033            5.4             $ 8.21           139,853       $ 7.96
$ 8.93   -   $11.90       181,801            3.0             $ 9.94           181,801       $ 9.94
$11.91   -   $14.87       508,776            7.0             $14.05           247,683       $13.71
$14.88   -   $17.85       186,400            7.9             $17.15            68,002       $17.06
$17.86   -   $20.82       328,975            8.6             $19.72            58,434       $20.01
$20.83   -   $23.80       368,750            7.4             $21.27           179,184       $21.21
$23.81   -   $26.77       384,025            6.8             $24.96           176,840       $25.11
$26.78   -   $29.75        54,000            5.3             $29.58            44,000       $29.55
------       ------     ---------            ---             ------         ---------       ------
                        2,269,760            6.8             $17.52         1,095,797       $16.59
------       ------     ---------            ---             ------         ---------       ------

NOTE 12 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) for the twelve months ended January 31, 2003, 2002 and 2001 are as follows (in thousands):

                                                 2003           2002           2001
                                                 ----           ----           ----
Balance at beginning of Fiscal Year            ($23,286)      ($18,169)      ($16,462)
Accounting change, net of tax                        --            367             --
Net unrealized gain (loss) on investment,
net of tax                                          (82)           199             --
Effective portion of unrealized gain
(loss) on hedging contracts, net of tax           4,584           (449)            --
Foreign currency translation adjustment          38,170         (5,234)        (1,707)
                                               --------       --------       --------
Balance at end of Fiscal Year                  $ 19,386       ($23,286)      ($18,169)
                                               ========       ========       ========

NOTE 13 - OTHER CHARGES

During the quarter ended October 31, 2001, the Company recorded a severance and early retirement charge associated with a head count reduction of 38 U.S. corporate and operations workforce spread across employee classes. The charge associated with this reduction was $2.7 million pre-tax. At January 31, 2003 and 2002, $0.5 million and $2.2 million were included in accrued liabilities, respectively.

NOTE 14 - SEGMENT INFORMATION

The Company divides its business into two major geographic segments: "Domestic," which includes the result of the Company's North American, Caribbean and Tommy Hilfiger South American operations, and "International," which includes the results of all other Company operations. The Company's international operations are principally conducted in Europe, the Middle East and Asia. The Company's international assets are substantially located in Europe.

The Company conducts its business primarily in three operating segments:
"Wholesale," "Retail" and "Other." The Company's wholesale segment includes the designing, manufacturing and distribution of quality watches. Retail includes the Movado Boutiques and outlet stores. Other segment includes the Company's service center operations and shipping. The accounting policies of the segments are the same as those described in "Significant Accounting Policies." The Company evaluates segment performance based on operating profit.

Operating Segment Data as of and for the Fiscal Year Ended January 31, (in thousands):

                                         Net Sales                              Operating Income (Loss)
                                         ---------                              -----------------------
                           2003            2002            2001            2003           2002            2001
                           ----            ----            ----            ----           ----            ----
Wholesale               $ 420,429       $ 394,196       $ 462,039       $  30,110      $  25,813       $  35,867
Retail                     53,882          47,172          39,303             512           (719)         (1,183)
Other                       8,293           8,832           5,480           1,154          1,179            (552)
Elimination (1)          (182,527)       (150,475)       (185,981)             --             --              --
                        ---------       ---------       ---------       ---------      ---------       ---------
Consolidated total      $ 300,077       $ 299,725       $ 320,841       $  31,776      $  26,273       $  34,132
                        =========       =========       =========       =========      =========       =========

                                     Total Assets                        Capital Expenditures
                                     ------------                        --------------------
                          2003          2002          2001          2003          2002          2001
                          ----          ----          ----          ----          ----          ----
Wholesale               $268,236      $238,102      $236,711      $  4,019      $  8,029      $  8,311
Retail                    34,217        31,177        29,068         2,142         5,271         2,184
Other                         --            --            --             4             5             7
Corporate (2)             42,701        21,397        24,626           360           597           331
                        --------      --------      --------      --------      --------      --------
Consolidated total      $345,154      $290,676      $290,405      $  6,525      $ 13,902      $ 10,833
                        ========      ========      ========      ========      ========      ========

                        Depreciation and Amortization
                        -----------------------------
                         2003        2002        2001
                         ----        ----        ----
Wholesale               $6,077      $5,701      $4,460
Retail                   1,852       1,507       1,157
Other                       61          41          41
Corporate                  379         301         683
                        ------      ------      ------
Consolidated total      $8,369      $7,550      $6,341
                        ======      ======      ======

Geographic Segment Data as of and for the Fiscal Year Ended January 31, (in thousands):

                                        Net Sales                                  Long-lived Assets
                                        ---------                                  -----------------
                           2003            2002            2001            2003           2002           2001
                           ----            ----            ----            ----           ----           ----
Domestic                $ 275,730       $ 263,869       $ 304,265       $  26,530      $  26,770      $  18,483
International             206,874         186,331         202,557          13,409         11,956         14,423
Elimination (1)          (182,527)       (150,475)       (185,981)             --             --             --
                        ---------       ---------       ---------       ---------      ---------      ---------
Consolidated total      $ 300,077       $ 299,725       $ 320,841       $  39,939      $  38,726      $  32,906
                        =========       =========       =========       =========      =========      =========

                              Income (Loss) Before Taxes
                              --------------------------
                          2003          2002           2001
                          ----          ----           ----
Domestic                $  6,236     ($    759)      $  5,469
International             21,624        21,617         22,220
                        --------      --------       --------
Consolidated total      $ 27,860      $ 20,858       $ 27,689
                        ========      ========       ========

(1)   Elimination of intercompany sales.

(2)   Corporate assets represent cash and fixed assets.

NOTE 15 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents unaudited selected interim operating results of the Company for fiscal 2003 and 2002 (in thousands, except per share amounts):

                                              Quarter Ended
                                              -------------
                             1st            2nd           3rd           4th
                             ---            ---           ---           ---
Fiscal 2003
  Net sales               $ 57,271       $ 72,244      $ 91,023      $ 79,539
  Gross profit            $ 35,179       $ 44,373      $ 55,775      $ 48,843
  Net income              $    332       $  5,372      $  8,808      $  5,547

Per share:
  Net income:
    Basic                 $   0.03       $   0.45      $   0.74      $   0.47
    Diluted               $   0.03       $   0.44      $   0.73      $   0.46

Fiscal 2002
  Net sales               $ 56,512       $ 78,352      $ 90,103      $ 74,758
  Gross profit            $ 34,944       $ 47,988      $ 55,879      $ 45,261
  Net income (loss)          ($237)      $  5,125      $  7,524      $  4,602

Per share:
  Net income (loss):
    Basic                   ($0.02)      $   0.44      $   0.64      $   0.39
    Diluted                 ($0.02)      $   0.42      $   0.63      $   0.38

As each quarter is calculated as a discrete period, the sum of the four quarters may not equal the calculated full year amount. This is in accordance with prescribed reporting requirements.

NOTE 16 - SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows (in thousands):

                                     Fiscal Year Ended January 31,
                                     -----------------------------
                                     2003        2002        2001
                                     ----        ----        ----
Cash paid during the year for:
    Interest                        $3,559      $4,963      $6,634
    Income taxes                    $6,583      $9,118      $2,992

                                   Schedule II

                               MOVADO GROUP, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (in thousands)

                                     Balance at   Provision
                                     beginning    charged to     Currency       Net        Balance at
          Description                 of year     operations   revaluation   write-offs    end of year
          -----------                 -------     ----------   -----------   ----------    -----------
Year ended January 31, 2003:           $ 4,070      $ 1,987      $    93         ($915)      $ 5,235
  Allowance for doubtful accounts

Year ended January 31, 2002:
  Allowance for doubtful accounts      $ 4,442      $ 1,384         ($16)      ($1,740)      $ 4,070

Year ended January 31, 2001:
  Allowance for doubtful accounts      $ 3,604      $ 2,386      $     3       ($1,551)      $ 4,442

                                     Balance at   Provision
                                     beginning    charged to     Currency       Net        Balance at
                                      of year     operations   revaluation   write-offs    end of year
                                      -------     ----------   -----------   ----------    -----------
Year ended January 31, 2003:
  Inventory reserve                    $ 8,151      $ 1,829      $   848       ($6,505)      $ 4,323

Year ended January 31, 2002:
  Inventory reserve                    $ 9,607      $   885        ($479)      ($1,862)      $ 8,151

Year ended January 31, 2001:
  Inventory reserve                    $ 7,035      $ 3,550      $    46       ($1,024)      $ 9,607

                                     Balance at   Provision/
                                     beginning    (benefit)      Currency                  Balance at
                                      of year    to operation  revaluation   Adjustments   end of year
                                      -------    ------------  -----------   -----------   -----------
Year ended January 31, 2003:
  Deferred tax assets valuation        $ 1,480         ($12)      $    86        ($604)     $   950

Year ended January 31, 2002:
  Deferred tax assets valuation        $ 1,383      $   110          ($13)     $    --      $ 1,480

Year ended January 31, 2001:
  Deferred tax assets valuation        $ 1,439         ($75)      $    19      $    --      $ 1,383