Form 10-Q
period 2003-04-30
MOVADO GROUP INC
filed 2003-06-12
CIK 72573

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q
                            ------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for that past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

     The number of shares outstanding of the registrant's common stock and class A common stock as of May 31, 2003 were 8,531,060 and 3,400,906, respectively.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               MOVADO GROUP, INC.

                     Index to Quarterly Report on Form 10-Q
                                 April 30, 2003

                                                                                                         Page
                                                                                                         ----
Part I     Financial Information (Unaudited)

           Item 1.     Consolidated Balance Sheets at April 30, 2003, January 31, 2003 and April
                       30, 2002                                                                               3

                       Consolidated Statements of Income for the three months ended April 30,
                       2003 and 2002                                                                          4

                       Consolidated Statements of Cash Flows for the three months ended April 30,
                       2003 and 2002                                                                          5

                       Notes to Consolidated Financial Statements                                             6

           Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
                       Operations                                                                            10

           Item 3.     Quantitative and Qualitative Disclosure about Market Risks                            14

           Item 4.     Controls and Procedures                                                               15

Part II    Other Information

           Item 6.     Exhibits and Reports on Form 8-K                                                      16

Signatures                                                                                                   17

Certifications                                                                                          18 - 19

                         PART 1 - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                               MOVADO GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                                             APRIL 30,           JANUARY 31,           APRIL 30,
                                                                               2003                 2003                 2002
                                                                             ---------           -----------           ---------
ASSETS

Current assets:
    Cash and cash equivalents                                                $ 34,548             $ 38,365             $ 21,407
    Trade receivables, net                                                     97,362               94,438               94,223
    Inventories, net                                                          119,445              111,736              106,272
    Other                                                                      34,440               36,646               26,063
                                                                             --------             --------             --------
       Total current assets                                                   285,795              281,185              247,965

Property, plant and equipment, net                                             39,579               39,939               37,897
Other                                                                          25,055               24,030               24,304
                                                                             --------             --------             --------
           Total assets                                                      $350,429             $345,154             $310,166
                                                                             ========             ========             ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Loans payable to banks                                                   $ 18,750             $      -             $ 31,000
    Current portion of long-term debt                                           5,000                    -                5,000
    Accounts payable                                                           14,436               22,712               15,951
    Accrued liabilities                                                        18,790               22,735               20,691
    Current taxes payable                                                       8,324               11,467                6,444
    Deferred taxes payable                                                      4,878                4,851                4,593
                                                                             --------             --------             --------
       Total current liabilities                                               70,178               61,765               83,679

Long-term debt                                                                 30,000               35,000               35,000
Deferred and non-current income taxes                                           3,823                4,229                1,591
Other liabilities                                                               8,657                7,948                7,766
                                                                             --------             --------             --------
       Total liabilities                                                      112,658              108,942              128,036
                                                                             --------             --------             --------

Shareholders' equity:
    Preferred Stock, $0.01 par value,
         5,000,000 shares authorized; no shares issued                              -                    -                    -
    Common Stock, $0.01 par value,
       20,000,000 shares authorized; 10,080,164 , 10,057,367 and
       9,889,550 shares issued, respectively                                      101                  101                   98
    Class A Common Stock, $0.01 par value,
       10,000,000 shares authorized; 3,400,906, 3,401,820 and
       3,446,666 shares issued and outstanding, respectively                       34                   34                   35
    Capital in excess of par value                                             72,547               72,145               69,898
    Retained earnings                                                         172,785              172,287              157,539
    Accumulated other comprehensive income (loss)                              20,347               19,386              (17,749)
    Treasury Stock, 1,553,198, 1,547,156 and 1,544,487
           shares, respectively, at cost                                      (28,043)             (27,741)             (27,691)
                                                                             --------             --------             --------
           Total shareholders' equity                                         237,771              236,212              182,130
                                                                             --------             --------             --------
Total liabilities and shareholders' equity                                   $350,429             $345,154             $310,166
                                                                             ========             ========             ========


                 See Notes to Consolidated Financial Statements

                               MOVADO GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                Three Months Ended April 30,
                                                ----------------------------
                                                  2003               2002
                                                ---------          ---------
Net sales                                       $  60,170          $  57,271
Cost of sales                                      23,730             22,092
                                                ---------          ---------

Gross Profit                                       36,440             35,179

Operating Expenses:
    Selling, general and administrative            34,468             33,791
                                                ---------          ---------

Operating income                                    1,972              1,388
Net interest expense                                  783                927
                                                ---------          ---------

Income before income taxes                          1,189                461
Provision for income taxes                            333                129
                                                ---------          ---------

Net income                                      $     856          $     332
                                                =========          =========

Earnings per share:
    Basic                                       $    0.07          $    0.03
                                                =========          =========
    Diluted                                     $    0.07          $    0.03
                                                =========          =========

Weighted average shares outstanding:
    Basic                                          11,948             11,762
                                                =========          =========
    Diluted                                        12,348             12,146
                                                =========          =========

                 See Notes to Consolidated Financial Statements

                               MOVADO GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                              Three Months Ended April 30,
                                                                            -------------------------------
                                                                               2003                  2002
                                                                            ---------              --------
Cash flows from operating activities:
   Net income                                                               $     856              $    332
   Adjustments to reconcile net income to net cash used in operating activities:
      Depreciation and amortization                                             2,199                 2,089
      Provision for losses on accounts receivable                                 335                   273
      Provision for losses on inventory                                           200                   312
   Changes in assets and liabilities:
      Trade receivables                                                        (2,939)               (2,024)
      Inventories                                                              (7,424)               (5,793)
      Other current assets                                                      2,732                  (708)
      Accounts payable                                                         (8,328)               (8,338)
      Accrued liabilities                                                      (4,000)               (5,018)
      Deferred & current taxes payable                                         (3,102)               (1,655)
      Other non-current assets                                                 (2,627)                1,463
      Other non-current liabilities                                               286                  (818)
                                                                            ---------              --------
   Net cash used in operating activities                                      (21,812)              (19,885)
                                                                            ---------              --------

Cash flows from investing activities:
   Capital expenditures                                                        (1,591)                 (306)
   Trademarks and other intangibles                                                 -                  (102)
                                                                            ---------              --------
   Net cash used in investing activities                                       (1,591)                 (408)
                                                                            ---------              --------

Cash flows from financing activities:
   Net proceeds from bank borrowings                                           18,750                24,500
   Stock options exercised & other                                                402                   414
   Dividends paid                                                                (358)                 (354)
   Repurchase of Common Stock                                                    (302)                    -
                                                                            ---------              --------
   Net cash provided by financing activities                                   18,492                24,560
                                                                            ---------              --------

Effect of exchange rate changes on cash and cash equivalents                    1,094                   169
                                                                            ---------              --------

Net (decrease) increase in cash and cash equivalents                           (3,817)                4,436

Cash and cash equivalents at beginning of period                               38,365                16,971
                                                                            ---------              --------

Cash and cash equivalents at end of period                                  $  34,548              $ 21,407
                                                                            =========              ========

                 See Notes to Consolidated Financial Statements

                               MOVADO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Movado Group, Inc. (the "Company") in a manner consistent with that used in the preparation of the financial statements included in the Company's fiscal 2003 Annual Report filed on Form 10-K. In the opinion of management, the accompanying financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the periods presented. These consolidated financial statements should be read in conjunction with the aforementioned annual report. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

NOTE 1 - RECLASSIFICATION

Certain reclassifications were made to prior years' financial statement amounts and related note disclosures to conform to the fiscal 2004 presentation.

NOTE 2 - STOCK OPTION PLAN

The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. No compensation cost has been recognized for any stock options granted under the Company's stock option plan because the quoted market price of the Common Stock at the grant date was not in excess of the amount an employee must pay to acquire the Common Stock. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," issued by the Financial Accounting Standards Board ("FASB") in 1995, prescribes a method to record compensation cost for stock-based employee compensation plans at fair value. Pro forma disclosures as if the Company had adopted the recognition requirements under SFAS No. 123 for the three months ended April 30, 2003 and 2002, respectively, are presented below.

                                                                  Three Months Ended
                                                                       April 30,
                                                                ------------------------
   (In thousands, except per share data)                          2003            2002
                                                                -------         --------
Net income as reported:                                         $   856         $    332
    Fair value based compensation expense,
        net of taxes                                                687              794
                                                                -------        ---------
    Pro forma net income (loss)                                 $   169        ($    462)
                                                                =======        =========

Basic earnings per share:
    As reported                                                 $  0.07         $   0.03
    Pro forma under SFAS No. 123                                $  0.01        ($   0.04)

Diluted earnings per share:
    As reported                                                 $  0.07         $   0.03
    Pro forma under SFAS No. 123                                $  0.01        ($   0.04)


The following weighted-average assumptions were used for grants for the three months ended April 30, 2003 and 2002: dividend yield of 0.62% and 0.71% for the three months ended April 30, 2003 and 2002, respectively; expected volatility of 46% and 50% for the three months ended April 30, 2003 and 2002, respectively; risk-free interest rates of 5.23% and 4.81% for the three months ended April 30, 2003 and 2002, respectively and expected lives of seven years for the three months ended April 30, 2003 and 2002.

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows (in thousands):

                                                                   Three Months Ended
                                                                        April 30,
                                                                ------------------------
                                                                 2003             2002
                                                                -------         --------
Cash paid during the period for:
  Interest                                                      $   945         $    949
  Income taxes                                                  $ 3,471         $  2,433

NOTE 4 - COMPREHENSIVE INCOME

The components of comprehensive income for the three months ended April 30, 2003 and 2002 are as follows (in thousands):

                                                                   Three Months Ended
                                                                        April 30,
                                                                ------------------------
                                                                 2003             2002
                                                                -------         --------
Net income                                                      $   856         $    332

Net unrealized gain (loss) on investment,
    net of tax                                                       42              (11)
Effective portion of unrealized (loss)
    income on hedging contracts, net of tax                        (660)           1,002
Foreign currency translation adjustment                           1,579            4,546
                                                                -------         --------
Total comprehensive income                                      $ 1,817         $  5,869
                                                                =======         ========

NOTE 5 - SEGMENT INFORMATION

The Company conducts its business primarily in three operating segments:
Wholesale, Retail and Other. The Company's wholesale segment includes the designing, manufacturing and distribution of quality watches. Retail includes the Movado Boutiques and outlet stores. Other segment includes the Company's service center operations and shipping.

Operating Segment Data for the Three Months Ended April 30, 2003 And 2002:

                                                    Net Sales                      Operating Income
                                          -----------------------------     -------------------------------
                                              2003              2002             2003             2002
                                          -----------------------------     -------------------------------
Wholesale                                 $     88,500      $    75,499     $       3,495     $       2,400
Retail                                          10,820            9,837            (2,062)           (1,319)
Other                                            1,933            1,971               539               307
Elimination (1)                                (41,083)         (30,036)                -                 -
                                          -----------------------------     -------------------------------
Consolidated total                        $     60,170      $    57,271     $       1,972     $       1,388
                                          =============================     ===============================

Geographic Segment Data for the Three Months Ended April 30, 2003 And 2002:


                                                    Net Sales                 Income (Loss) Before Taxes
                                          -----------------------------     -------------------------------
                                               2003             2002             2003               2002
                                          -----------------------------     -------------------------------
Domestic                                  $     52,335      $    47,777     ($      3,169)       ($   2,402)
International                                   48,918           39,530             4,358             2,863
Elimination (1)                                (41,083)         (30,036)                -                 -
                                          -----------------------------     -------------------------------
Consolidated total                        $     60,170      $    57,271      $      1,189         $     461
                                          =============================     ===============================

(1) Elimination of intercompany sales.

NOTE 6 - INVENTORIES

Inventories consist of the following (in thousands):

                                            APRIL 30,       JANUARY 31,       APRIL 30,
                                              2003             2003             2002
                                          ------------      -----------     -------------
Finished goods                            $     78,396      $    73,148     $      72,174
Component parts                                 42,016           40,649            39,866
Work-in-process                                  2,445            2,262             3,141
                                          ------------      -----------     -------------
                                               122,857          116,059           115,181
Less: inventories reserve                       (3,412)          (4,323)           (8,909)
                                          ------------      -----------     -------------
                                          $    119,445      $   111,736     $     106,272
                                          ============      ===========     =============

NOTE 7 - EARNINGS PER SHARE

The Company presents net income per share on a basic and diluted basis. Basic earnings per share is computed using weighted-average shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of shares outstanding adjusted for dilutive common stock equivalents.

The weighted-average number of shares outstanding for basic earnings per share were 11,948,000 and 11,762,000 for the three months ended April 30, 2003 and 2002, respectively. For diluted earnings per share, these amounts were increased by 400,000 and 384,000 for the three months ended April 30, 2003 and 2002, respectively, due to potentially dilutive common stock equivalents issuable under the Company's stock option plans.

NOTE 8 - RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have an impact on the Company's consolidated financial position, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

Statements included under Management's Discussion and Analysis of Financial Condition and Results of Operations, in this report, as well as statements in future filings by the Company with the Securities and Exchange Commission ("SEC"), in the Company's press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, forecasts and projections about the Company, its future performance, the industry in which the Company operates and management's assumptions. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," "may," "will," "should" and variations of such words and similar expressions are also intended to identify such forward-looking statements. The Company cautions readers that forward-looking statements include, without limitation, those relating to the Company's future business prospects, projected operating or financial results, revenues, working capital, liquidity, capital needs, plans for future operations, expectations regarding capital expenditures and operating expenses, effective tax rates, margins, interest costs, and income as well as assumptions relating to the foregoing. Forward-looking statements are subject to certain risks and uncertainties, some of which cannot be predicted or quantified. Actual results and future events could differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the SEC including, without limitation, the following: general economic and business conditions which may impact disposable income of consumers in the United States and the other significant markets where the Company's products are sold, changes in consumer preferences and popularity of particular designs, new product development and introduction, competitive products and pricing, seasonality, availability of alternative sources of supply in the case of the loss of any significant supplier, the loss of significant customers, the Company's dependence on key employees and officers, the continuation of licensing arrangements with third parties, ability to secure and protect trademarks, patents and other intellectual property rights, ability to lease new stores on suitable terms in desired markets and to complete construction on a timely basis, continued availability to the Company of financing and credit on favorable terms, business disruptions, disease, general risks associated with doing business outside the United States including, without limitation, import duties, tariffs, quotas, political and economic stability, and success of hedging strategies with respect to currency exchange rate fluctuations.

Critical Accounting Policies and Estimates

There has been no material change in the Company's Critical Accounting Policies and Estimates, as disclosed in its Annual Report on Form 10-K for the fiscal year ended January 31, 2003.

Results of Operations for the Three Months Ended April 30, 2003 as Compared to the Three Months Ended April 30, 2002.

Net sales: Comparative net sales by business segment were as follows (in thousands):

                                  Three Months Ended
                                      April 30,
                              --------------------------
                                2003              2002
                              ---------         --------
Wholesale:
    Domestic                  $  39,139         $ 36,460
    International                 8,278            9,003
Retail                           10,820            9,837
Other                             1,933            1,971
                              ---------         --------

Net Sales                     $  60,170         $ 57,271
                              =========         ========

Net sales increased by $2.9 million or 5.1% for the three months ended April 30, 2003 as compared to the three months ended April 30, 2002. Sales in the wholesale segment increased 4.3% to $47.4 million versus $45.5 million in the prior year. The domestic wholesale business was $39.1 million or 7.3% above prior year sales of $36.5 million. Increases were recorded in the Movado and ESQ brands as a result of the continued development of the chain store distribution channel. In addition, increased sales were recorded in the Tommy Hilfiger brand reflecting the result of positive sell through at retail. Sales in the Concord brand which were impacted by the weak luxury segment of the market were lower than prior year, while sales in the Coach brand were relatively flat year on year.

Sales in the international wholesale business were $8.3 million or 8.1% below prior year. The Concord and Movado brands were down 27.8% and were below prior year in all international markets. The decline in sales was impacted by the outbreak of Severe Acute Respiratory Syndrome or SARS in Asia, the war in Iraq and a general sluggish economy in Europe and South America. Sales increases were recorded in Coach duty free and Coach Japan and also in the Tommy Hilfiger brand as a result of the launch in five European countries in the second half of fiscal 2003 and the first quarter of fiscal 2004.

During the quarter, sales in the retail segment rose 10.0% to $10.8 million. The increase was driven by a 24.7% comparable store sales increase in the Movado Boutiques. In addition, sales increases were recorded in the Movado Boutiques as a result of the new stores opened in Dadeland and Aventura in South Florida. The outlet business was 1.1% above last year for the quarter.

Sales in the other segment, which represents service and shipping income, were slightly below prior year with lower shipping income in the quarter.

Gross Profit. The gross profit for the three months ended April 30, 2003 was $36.4 million or 60.6% of net sales as compared to $35.2 million or 61.4% of net sales for the three months ended April 30, 2002. The increase in gross profit of $1.3 million is the result of the higher sales volume. The decrease in the gross profit as a percentage of sales is the result of sales and product mix and the negative effect of the weaker dollar on product costs. These were somewhat offset by selected price increases in the brands.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended April 30, 2003 were $34.5 million or 57.3% of net sales as compared to $33.8 million or 59.0% of net sales for the three months ended April 30, 2002. Increased expenses were recorded as a result of the weak U.S. dollar and the translation effect of the Swiss and Canadian costs, higher marketing expense, increased costs in the retail segment primarily the result of opening two new Movado Boutiques, and higher costs in payroll, health care, travel and insurance. These were somewhat offset by reduced bonus, legal and bad debt expense.

Interest Expense. Net interest expense for the three months ended April 30, 2003 declined by 15.5% to $0.8 million as compared to $0.9 million for the three months ended April 30, 2002. The decrease is due to significantly reduced average borrowings for the quarter. The average debt for the quarter decreased 26.5% from prior year to $44.4 million reflecting the prior years' favorable results of cash flow and working capital management.

Income Taxes. The Company recorded a tax expense of $0.3 million for the three months ended April 30, 2003 as compared to a tax expense of $0.1 million for the three months ended April 30, 2002. Taxes were recorded at a 28.0% rate for both fiscal 2004 and fiscal 2003.

LIQUIDITY AND FINANCIAL POSITION

Cash used in operating activities amounted to $21.8 million and $19.9 million for the three months ended April 30, 2003 and 2002, respectively. The increase in cash used in operating activities for the comparative three months ended April 30, 2003 and 2002 was impacted by increased accounts receivable as a result of the higher sales volume and increased inventory to stock the new Movado Boutiques, and the purchase of new products introduced at the Basel Watch and Jewelry Fair. This was partially offset by higher cash provided from the increased net income.

Cash used in investing activities amounted to $1.6 million and $0.4 million for the three months ended April 30, 2003 and 2002, respectively, and was primarily for capital expenditures. For the three months ended April 30, 2003, capital expenditures were mainly for the build out of the new Movado Boutiques and various information systems projects. Expenditures for the three months ended April 30, 2002 relate primarily to various information systems projects and construction of the trade show booth used at the Basel Watch and Jewelry Fair.

Cash provided by financing activities amounted to $18.5 million and $24.6 million for the three months ended April 30, 2003 and 2002, respectively, which was due to seasonal short-term bank borrowings. In fiscal 2004, the Company's seasonal borrowing decreased due mainly to improved cash flows from operations.

At April 30, 2003, the Company had two series of Senior Notes outstanding. Senior Notes due January 31, 2005, with a remaining principal amount due of $10.0 million, were originally issued in a private placement completed in fiscal 1994. These notes have required annual principal payments of $5.0 million since January 1998 and bear interest of 6.56% per annum. During fiscal 1999, the Company issued $25.0 million of Series A Senior Notes under a Note Purchase and Private Shelf Agreement dated November 30, 1998. These notes bear interest of 6.90% per annum, mature on October 30, 2010 and are subject to annual repayments of $5.0 million commencing October 31, 2006.

On March 21, 2001, the Company entered into a new Note Purchase and Private Shelf Agreement, which allows for the issuance for up to three years after the date thereof of senior promissory notes in the aggregate principal amount of up to $40.0 million with maturities up to 12 years from their original date of issuance. As of April 30, 2003, no such notes were issued.

On June 22, 2000, the Company completed the renewal of its revolving credit line with its bank group. The agreement provides for a three year $100.0 million unsecured revolving line of credit. The line of credit expires on June 22, 2003. The Company is in the process of renewing a new multi-year revolving line of credit that is expected to be completed prior to June 22, 2003. In addition, the Company has $15.0 million in uncommitted working capital lines with its bank group. At April 30, 2003, the Company had $18.8 million of outstanding borrowings under its bank lines as compared to $31.0 million at April 30, 2002. In addition, one bank in the domestic bank group issued five irrevocable standby letters of credit for retail and operating facility leases to various landlords and Canadian payroll to the Royal Bank of Canada totaling $0.6 million with expiration dates through May 31, 2004.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. Available credit under these lines totaled 8.0 million Swiss francs, with dollar equivalents of approximately $5.9 million and $4.9 million at April 30, 2003 and 2002, respectively, of which a maximum of $5.0 million can be drawn. As of April 30, 2003, the Swiss bank has made guarantees to certain Swiss third party obligations of approximately 0.9 million Swiss francs.

Under a series of share repurchase authorizations approved by the Board of Directors, the Company has maintained a discretionary share buy-back program. There were no purchases during fiscal 2003 under the repurchase program and there have been no repurchases for the three months ended April 30, 2003.

The Company paid dividends of $0.03 per share or approximately $0.4 million for the three months ended April 30, 2003 and 2002.

Cash and cash equivalents at April 30, 2003 amounted to $34.5 million compared to $21.4 million at April 30, 2002. The increase in cash relates to the timing of payments for inventory, translation of Swiss entities' cash balances and the reduction in cash requirements due to the Company's productivity improvements and expense reduction initiatives.
                                       13

Item 3. Quantitative and Qualitative Disclosure about Market Risks

Foreign Currency and Commodity Price Risks

The majority of the Company's purchases are denominated in Swiss francs. The Company reduces its exposure to the Swiss franc exchange rate risk through a hedging program. Under the hedging program, the Company purchases various derivatives, predominantly forward and option contracts. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other shareholders' equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. If the Company did not engage in a hedging program, any change in the Swiss franc currency rate would have an equal effect on the entities' cost of sales. The Company purchases gold for the production of certain watches. The Company purchases gold derivatives under its hedging program and treats the changes in fair value on these derivatives in the same manner as the changes in fair value in its Swiss franc derivatives.

The following presents fair value and maturities of the Company's foreign currency derivatives outstanding as of April 30, 2003 (in millions):

                                       APRIL 30, 2003
                                         Fair Value       Maturities
                                         ----------       ----------
Forward exchange contracts               $   10.7            2003
Commodity future contracts               $    0.1            2003
Purchased foreign currency options       $    3.7          2003-2006
                                         --------
                                         $   14.5
                                         ========

The Company's international trade business accounts for approximately 14.1% of the Company's sales in various currencies. The international trade operations are denominated in local currency and fluctuations in these currency rates may have an impact on the Company's sales, cost of sales, operating expenses and net income. During the three months ended April 30, 2003 and 2002, there was no material effect to the results of operations due to foreign currency rate fluctuations. There can be no assurance that this trend will continue.

Interest Rate Risk

As of April 30, 2003, the Company had $18.8 million in short-term bank debt obligations with variable interest rates based on LIBOR plus an applicable loan spread. The Company does not hedge these interest rate risks. The Company also has $35.0 million Senior Note debt bearing fixed interest rates per annum. The difference between the market based interest rates at April 30, 2003 and the fixed rates were unfavorable.

Item 4. Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

                                                 MOVADO GROUP, INC.
                                                    (Registrant)

Dated: June 12, 2003                         By:  /s/ Eugene J. Karpovich
                                                  ------------------------------
                                                  Eugene J. Karpovich
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (Chief Financial Officer and
                                                  Principal Accounting Officer)

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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: June 12, 2003

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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: June 12, 2003
                                           /s/ Eugene J. Karpovich
                                           -------------------------------------
                                           Eugene J. Karpovich
                                           Senior Vice President and
                                           Chief Financial Officer