Form 10-Q
period 2003-07-31
MOVADO GROUP INC
filed 2003-09-15
CIK 72573

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

                  For the quarterly period ended July 31, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for that past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

     The number of shares outstanding of the registrant's common stock and class A common stock as of September 8, 2003 were 8,662,795 and 3,400,906, respectively.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               MOVADO GROUP, INC.

                     Index to Quarterly Report on Form 10-Q
                                  July 31, 2003

                                                                                                       Page
                                                                                                       ----
Part I     Financial Information (Unaudited)

           Item 1.     Consolidated Balance Sheets at July 31, 2003, January 31, 2003 and July
                       31, 2002                                                                          3

                       Consolidated Statements of Income for the six months and three months
                       ended July 31, 2003 and 2002                                                      4

                       Consolidated Statements of Cash Flows for the six months ended July 31,
                       2003 and 2002                                                                     5

                       Notes to Consolidated Financial Statements                                        6

           Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
                       Operations                                                                       12

           Item 3.     Quantitative and Qualitative Disclosure about Market Risks                       18

           Item 4.     Controls and Procedures                                                          19

Part II    Other Information

           Item 1.     Legal Proceedings                                                                20

           Item 4.     Submission of Matters to a Vote of Security Holders                              20

           Item 6.     Exhibits and Reports on Form 8-K                                                 21

Signature                                                                                               22

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. Financial Statements

                               MOVADO GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                                        July 31,        January 31,         July 31,
                                                                         2003              2003              2002
                                                                       ---------        -----------        ---------
ASSETS

Current assets:
    Cash and cash equivalents                                          $  47,737         $  38,365         $  29,355
    Trade receivables, net                                                99,192            94,438           102,120
    Inventories, net                                                     125,325           111,736           119,858
    Other                                                                 24,114            36,646            32,970
                                                                       ---------         ---------         ---------
       Total current assets                                              296,368           281,185           284,303

Property, plant and equipment, net                                        39,127            39,939            38,250
Other                                                                     26,284            24,030            26,171
                                                                       ---------         ---------         ---------
       Total assets                                                    $ 361,779         $ 345,154         $ 348,724
                                                                       =========         =========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Loans payable to banks                                             $  14,000         $       -         $  32,000
    Current portion of long-term debt                                      5,000                 -             5,000
    Accounts payable                                                      21,836            22,712            22,037
    Accrued liabilities                                                   23,812            22,735            24,639
    Current taxes payable                                                  9,881            11,467             8,538
    Deferred taxes payable                                                 5,081             4,851             4,313
                                                                       ---------         ---------         ---------
       Total current liabilities                                          79,610            61,765            96,527

Long-term debt                                                            30,000            35,000            35,000
Deferred and non-current income taxes                                      2,835             4,229             1,708
Other liabilities                                                          9,568             7,948             7,844
                                                                       ---------         ---------         ---------
       Total liabilities                                                 122,013           108,942           141,079
                                                                       ---------         ---------         ---------

Shareholders' equity:
    Preferred Stock, $0.01 par value,
       5,000,000 shares authorized; no shares issued                           -                 -                 -
    Common Stock, $0.01 par value,
       20,000,000 shares authorized; 10,377,500, 10,057,367 and
       9,999,947 shares issued, respectively                                 104               101                99
    Class A Common Stock, $0.01 par value,
       10,000,000 shares authorized; 3,400,906, 3,401,820 and
       3,473,123 shares issued and outstanding, respectively                  34                34                35
    Capital in excess of par value                                        77,016            72,145            71,213
    Retained earnings                                                    177,816           172,287           162,031
    Accumulated other comprehensive income                                16,966            19,386             1,958
    Treasury Stock, 1,726,631, 1,547,156 and 1,544,487
       shares, respectively, at cost                                     (32,170)          (27,741)          (27,691)
                                                                       ---------         ---------         ---------
       Total shareholders' equity                                        239,766           236,212           207,645
                                                                       ---------         ---------         ---------
Total liabilities and shareholders' equity                             $ 361,779         $ 345,154         $ 348,724
                                                                       =========         =========         =========

                 See Notes to Consolidated Financial Statements

                               MOVADO GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                               Six Months Ended July 31,      Three Months Ended July 31,
                                               -------------------------      ---------------------------
                                                 2003            2002           2003              2002
                                               --------        --------       --------          --------
Net sales                                      $136,715        $129,515       $ 76,545          $ 72,244
Cost of sales                                    53,036          49,963         29,306            27,871
                                               --------        --------       --------          --------

Gross profit                                     83,679          79,552         47,239            44,373

Operating expenses:
    Selling, general and administrative          72,894          69,616         38,426            35,825
                                               --------        --------       --------          --------

Operating income                                 10,785           9,936          8,813             8,548
Net interest expense                              1,608           2,014            825             1,087
                                               --------        --------       --------          --------

Income before income taxes                        9,177           7,922          7,988             7,461
Provision for income taxes                        2,570           2,218          2,237             2,089
                                               --------        --------       --------          --------

Net income                                     $  6,607        $  5,704       $  5,751          $  5,372
                                               ========        ========       ========          ========

Earnings per share:
    Basic                                      $   0.55        $   0.48       $   0.48          $   0.45
                                               ========        ========       ========          ========
    Diluted                                    $   0.53        $   0.47       $   0.46          $   0.44
                                               ========        ========       ========          ========

Weighted average shares outstanding:
    Basic                                        11,974          11,794         12,001            11,826
                                               ========        ========       ========          ========
    Diluted                                      12,453          12,194         12,570            12,248
                                               ========        ========       ========          ========

                 See Notes to Consolidated Financial Statements

                               MOVADO GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                            Six Months Ended July 31,
                                                                            -------------------------
                                                                              2003             2002
                                                                            --------         --------
Cash flows from operating activities:
   Net income                                                               $  6,607         $  5,704
   Adjustments to reconcile net income to net cash used in operating activities:
      Depreciation and amortization                                            4,554            3,872
      Deferred income taxes                                                      176               32
      Provision for losses on accounts receivable                                602              920
      Provision for losses on inventory                                          350              580
   Changes in assets and liabilities:
      Trade receivables                                                       (4,988)          (9,834)
      Inventories                                                            (13,958)         (15,968)
      Other current assets                                                     8,300            5,993
      Accounts payable                                                          (778)          (3,253)
      Accrued liabilities                                                      1,212           (1,583)
      Current taxes payable                                                   (1,548)            (381)
      Other non-current assets                                                (2,319)            (252)
      Other non-current liabilities                                            1,620             (740)
                                                                            --------         --------
   Net cash used in operating activities                                        (170)         (14,910)
                                                                            --------         --------

Cash flows from investing activities:
   Capital expenditures                                                       (3,530)          (1,801)
   Trademarks                                                                   (270)            (165)
                                                                            --------         --------
   Net cash used in investing activities                                      (3,800)          (1,966)
                                                                            --------         --------

Cash flows from financing activities:
   Net proceeds from bank borrowings                                          14,000           25,500
   Stock options exercised & other                                             1,172            1,886
   Dividends paid                                                             (1,078)            (709)
   Purchase of treasury stock                                                   (727)               -
                                                                            --------         --------
   Net cash provided by financing activities                                  13,367           26,677
                                                                            --------         --------

Effect of exchange rate changes on cash and cash equivalents                     (25)           2,583
                                                                            --------         --------

Net increase in cash and cash equivalents                                      9,372           12,384

Cash and cash equivalents at beginning of period                              38,365           16,971
                                                                            --------         --------

Cash and cash equivalents at end of period                                  $ 47,737         $ 29,355
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

NOTE 2 - STOCK OPTION PLAN

The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. No compensation cost has been recognized for any stock options granted under the Company's stock option plan because the quoted market price of the Common Stock at the grant date was not in excess of the amount an employee must pay to acquire the Common Stock. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," issued by the Financial Accounting Standards Board ("FASB") in 1995, prescribes a method to record compensation cost for stock-based employee compensation plans at fair value. The Company utilizes the Black-Scholes option-pricing model for determining the fair value of the stock-based compensation. Using this method, the weighted-average fair value of each outstanding option is $8.61, and the weighted-average exercise price is $18.62. Pro forma disclosures as if the Company had adopted the recognition requirements under SFAS No. 123 for the six months and three months ended July 31, 2003 and 2002, respectively, are presented below.

                                            For the Six Months                For the Three Months
                                               Ended July 31,                   Ended July 31,
                                         --------------------------        --------------------------
(In thousands, except per share data)      2003             2002              2003            2002
                                         ---------        ---------        ---------        ---------
Net income as reported:                  $   6,607        $   5,704        $   5,751        $   5,372
    Fair value based compensation
    expense, net of taxes                    1,539            1,765              852              971
                                         ---------        ---------        ---------        ---------
    Pro forma net income                 $   5,068        $   3,939        $   4,899        $   4,401
                                         =========        =========        =========        =========

Basic earnings per share:
    As reported                          $    0.55        $    0.48        $    0.48        $    0.45
    Pro forma under SFAS No. 123         $    0.42        $    0.33        $    0.41        $    0.37

Diluted earnings per share:
    As reported                          $    0.53        $    0.47        $    0.46        $    0.44
    Pro forma under SFAS No. 123         $    0.41        $    0.32        $    0.39        $    0.36

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows (in thousands):

                                          Six Months Ended
                                              July 31,
                                        --------------------
                                         2003          2002
                                        ------        ------
Cash paid during the period for:
  Interest                              $1,346        $1,668
  Income taxes                          $3,890        $2,766

NOTE 4 - COMPREHENSIVE INCOME

The components of comprehensive income for the six months and three months ended July 31, 2003 and 2002 are as follows (in thousands):

                                                   Six Months Ended                  Three Months Ended
                                                       July 31,                           July 31,
                                               -------------------------         -------------------------
                                                2003              2002             2003            2002
                                               --------         --------         --------         --------
Net income                                     $  6,607         $  5,704         $  5,751         $  5,372

Net unrealized gain (loss) on
    investments, net of tax                         146              (71)             104              (60)
Effective portion of unrealized (loss)
    income on hedging contracts, net of
    tax                                          (2,133)           6,424           (1,473)           5,375
Foreign currency translation
    adjustment                                     (433)          18,891           (2,012)          14,392
                                               --------         --------         --------         --------
Total comprehensive income                     $  4,187         $ 30,948         $  2,370         $ 25,079
                                               ========         ========         ========         ========

NOTE 5 - SEGMENT INFORMATION

The Company conducts its business primarily in three operating segments:
Wholesale, Retail and Other. The Company's wholesale segment includes the designing, manufacturing and distribution of quality watches. Retail includes the Movado Boutiques and outlet stores. Other segment includes the Company's service center operations and shipping revenue.

Operating Segment Data for the Six Months Ended July 31, 2003 and 2002:

                                   Net Sales                    Operating Income (Loss)
                          ---------------------------         ---------------------------
                            2003               2002              2003              2002
                          ---------------------------         ---------------------------
Wholesale                 $ 202,973         $ 184,376         $  14,531         $  13,013
Retail                       24,565            22,417            (2,210)           (1,186)
Other                         4,007             3,939            (1,536)           (1,891)
Elimination (1)             (94,830)          (81,217)                -                 -
                          ---------         ---------         ---------         ---------
Consolidated total        $ 136,715         $ 129,515         $  10,785         $   9,936
                          =========         =========         =========         =========

Operating Segment Data for the Three Months Ended July 31, 2003 and 2002:

                                   Net Sales                    Operating Income (Loss)
                          ---------------------------         ---------------------------
                            2003              2002              2003               2002
                          ---------------------------         ---------------------------
Wholesale                 $ 114,473         $ 108,877         $   9,611         $   9,462
Retail                       13,745            12,580              (148)              133
Other                         2,074             1,968              (650)           (1,047)
Elimination (1)             (53,747)          (51,181)                -                 -
                          ---------         ---------         ---------         ---------
Consolidated total        $  76,545         $  72,244         $   8,813         $   8,548
                          =========         =========         =========         =========

Geographic Segment Data for the Six Months Ended July 31, 2003 and 2002:

                                                                    Income (Loss)
                                   Net Sales                         Before Taxes
                          ---------------------------        ----------------------------
                            2003               2002              2003             2002
                          ---------------------------        ----------------------------
Domestic                  $ 124,060         $ 115,237        ($     175)       ($     774)
International               107,485            95,495             9,352             8,696
Elimination (1)             (94,830)          (81,217)                -                 -
                          ---------         ---------        ----------        ----------
Consolidated total        $ 136,715         $ 129,515         $   9,177         $   7,922
                          =========         =========        ==========        ==========

Geographic Segment Data for the Three Months Ended July 31, 2003 and 2002:

                                  Net Sales                   Income Before Taxes
                          -------------------------         ------------------------
                            2003             2002             2003            2002
                          -------------------------         ------------------------
Domestic                  $ 71,725         $ 67,460         $  2,624        $  1,683
International               58,567           55,965            5,364           5,778
Elimination (1)            (53,747)         (51,181)               -               -
                          --------         --------         --------        --------
Consolidated total        $ 76,545         $ 72,244         $  7,988        $  7,461
                          ========         ========         ========        ========

(1) Elimination of intercompany sales.

NOTE 6 - INVENTORIES

Inventories consist of the following (in thousands):

                                   July 31,        January 31,         July 31,
                                    2003              2003              2002
                                  ---------        -----------        ---------
Finished goods                    $  82,937         $  73,148         $  76,598
Component parts                      43,161            40,649            46,396
Work-in-process                       2,869             2,262             3,349
                                  ---------         ---------         ---------
                                    128,967           116,059           126,343
Less: inventories reserve            (3,642)           (4,323)           (6,485)
                                  ---------         ---------         ---------
                                  $ 125,325         $ 111,736         $ 119,858
                                  =========         =========         =========

NOTE 7 - EARNINGS PER SHARE

The Company presents net income per share on a basic and diluted basis. Basic earnings per share is computed using weighted-average shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of shares outstanding adjusted for dilutive common stock equivalents.

The weighted-average number of shares outstanding for basic earnings per share were 11,974,000 and 11,794,000 for the six months ended July 31, 2003 and 2002, respectively. For diluted earnings per share, these amounts were increased by 479,000 and 400,000 for the six months ended July 31, 2003 and 2002, respectively, due to potentially dilutive common stock equivalents issuable under the Company's stock option plans and restricted stock grants.

The weighted-average number of shares outstanding for basic earnings per share were 12,001,000 and 11,826,000 for the three months ended July 31, 2003 and 2002, respectively. For diluted earnings per share, these amounts were increased by 569,000 and 422,000 for the three months ended July 31, 2003 and 2002, respectively, due to potentially dilutive common stock equivalents issuable under the Company's stock option plans and restricted stock grants.

NOTE 8 - RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003. During the quarter ended July 31, 2003, the Company adopted SFAS No. 149 which did not have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

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

Results of operations for the six months ended July 31, 2003 as compared to the six months ended July 31, 2002.

Net Sales: Comparative net sales by business segment were as follows (in thousands):

                                                   Six Months Ended
                                                       July 31,
                                            -----------------------------
                                                2003             2002
                                            ------------     ------------
Wholesale:
 Domestic                                   $     91,125     $     85,828
 International                                    17,018           17,331
Retail                                            24,565           22,417
Other                                              4,007            3,939
                                            ------------     ------------

Net Sales                                   $    136,715     $    129,515
                                            ============     ============

Net sales increased by $7.2 million or 5.6% for the six months ended July 31, 2003 as compared to the six months ended July 31, 2002. Sales in the wholesale segment increased 4.8% to $108.1 million versus $103.2 million in the prior year. With sales of $91.1 million, the domestic wholesale business was $5.3 million or 6.2% above prior year sales of $85.8 million. Increases were recorded in the Movado brand as a result of the continued development of the chain store distribution channel and strong new product introductions. In addition, Coach watch sales increased reflecting the strength of the Coach brand and improved product offerings.

Sales in the international wholesale business were $0.3 million or 1.8% below prior year. Concord and Movado brand sales were below prior year as a result of the outbreak of Severe Acute Respiratory Syndrome or SARS in Asia, the war in Iraq and a general sluggish economy in Europe and South America. Sales increases were recorded in the Coach business in Japan and also for the Tommy Hilfiger brand as a result of the launch in eight European countries during the past twelve months.

For the six months ended July 31, 2003, sales in the retail segment rose 9.6% to $24.6 million. The increase was driven by a 25.7% comparable store sales increase in the Movado Boutiques. In addition, sales increases were recorded in the Movado Boutiques as a result of the new stores opened in Dadeland and Aventura in South Florida. The outlet business was 0.3% above last year for the six months.

Sales in the other segment, which represents service and shipping revenue, were slightly higher than prior year with higher service revenue in the quarter.

Gross Profit. The gross profit for the six months ended July 31, 2003 was $83.7 million or 61.2% of net sales as compared to $79.6 million or 61.4% of net sales for the six months ended July 31, 2002. The increase in gross profit of $4.1 million is the result of the higher sales volume.

Selling, General and Administrative. Selling, general and administrative expenses for the six months ended July 31, 2003 were $72.9 million or 53.3% of net sales as compared to $69.6 million or 53.8% of net sales for the six months ended July 31, 2002. Increased expenses were recorded as a result of planned investments in sales support and advertising to drive customer and marketing initiatives, increased costs in the retail segment primarily the result of opening two new Movado Boutiques, the weak U.S. dollar and the translation effect of the Swiss and Canadian costs and higher costs in payroll, health care and travel. These were somewhat offset by reduced legal and bad debt expense.

Interest Expense. Net interest expense for the six months ended July 31, 2003 declined by 20.2% to $1.6 million as compared to $2.0 million for the six months ended July 31, 2002. The decrease is due to significantly reduced average borrowings. The average debt decreased 25.0% from prior year to $50.2 million, reflecting the favorable results of cash flow and working capital management.

Income Taxes. The Company recorded a tax expense of $2.6 million for the six months ended July 31, 2003 as compared to a tax expense of $2.2 million for the six months ended July 31, 2002. Taxes were recorded at a 28.0% rate for both fiscal 2004 and fiscal 2003.

Results of operations for the three months ended July 31, 2003 as compared to the three months ended July 31, 2002.

Net Sales: Comparative net sales by business segment were as follows (in thousands):

                                                  Three Months Ended
                                                       July 31,
                                            -----------------------------
                                                 2003            2002
                                            ------------     ------------
Wholesale:
 Domestic                                   $     51,986     $     49,368
 International                                     8,740            8,328
Retail                                            13,745           12,580
Other                                              2,074            1,968
                                            ------------     ------------

Net Sales                                   $     76,545     $     72,244
                                            ============     ============

Net sales increased by $4.3 million or 6.0% for the three months ended July 31, 2003 as compared to the three months ended July 31, 2002. Sales in the wholesale segment increased 5.3% to $60.7 million versus $57.7 million in the prior year. The domestic wholesale business was $2.6 million or 5.3% above prior year sales of $49.4 million. Increases were recorded in the Movado brand with strong new product introductions and in the Concord brand due to more accessible luxury price points resulting in improved sell-through. In addition, Coach watch sales increased due to the overall strength of the Coach brand and the continued introduction of new products.

Sales in the international wholesale business were $0.4 million or 4.9% above prior year. Sales increases were recorded in the Coach business in Japan and also in the Tommy Hilfiger brand as a result of the launch in eight European countries in the second half of fiscal 2003 and the first half of fiscal 2004. Internationally, Concord and Movado brand sales declined due to several factors: the outbreak of Severe Acute Respiratory Syndrome or SARS in Asia, the war in Iraq, a general sluggish economy in Europe and South America and a general decline in tourism.

During the quarter, sales in the retail segment rose 9.3% to $13.7 million. The increase was driven by a 26.5% comparable store sales increase in the Movado Boutiques. In addition, sales increases were recorded in the Movado Boutiques as a result of the new stores opened in Dadeland and Aventura in South Florida. The outlet business was 0.3% below last year for the quarter due to reduced level of traffic.

Sales in the other segment, which represents service and shipping revenue, were slightly above prior year with higher service revenue in the quarter.

Gross Profit. The gross profit for the three months ended July 31, 2003 was $47.2 million or 61.7% of net sales as compared to $44.4 million or 61.4% of net sales for the three months ended July 31, 2002. The increase in gross profit of $2.9 million is the result of the higher sales volume. The increase in the gross profit as a percentage of sales is the result of a favorable product mix and continued cost reductions from the Company's supply chain productivity initiatives.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended July 31, 2003 were $38.4 million or 50.2% of net sales as compared to $35.8 million or 49.6% of net sales for the three months ended July 31, 2002. The increases reflect planned investments in sales support and advertising, increased costs in the retail segment primarily the result of opening two new Movado Boutiques, the unfavorable impact of the weak U.S. dollar on translating the Swiss and Canadian costs and higher payroll and health care costs.

Interest Expense. Net interest expense for the three months ended July 31, 2003 declined by 24.1% to $0.8 million as compared to $1.1 million for the three months ended July 31, 2002. The decrease is due to significantly reduced average borrowings for the quarter. The average debt for the quarter decreased 23.7% from prior year to $55.8 million, reflecting the favorable results of cash flow and working capital management.

Income Taxes. The Company recorded a tax expense of $2.2 million for the three months ended July 31, 2003 as compared to a tax expense of $2.1 million for the three months ended July 31, 2002. Taxes were recorded at a 28.0% rate for both fiscal 2004 and fiscal 2003.

LIQUIDITY AND FINANCIAL POSITION

Cash used in operating activities amounted to $0.2 million and $14.9 million for the six months ended July 31, 2003 and 2002, respectively. The reduction in cash used in operating activities for the comparative six months ended July 31, 2003 and 2002 benefited from decreased accounts receivable and the timing of inventory purchases and related payments coupled with the favorable impact of the Company's hedging program.

Cash used in investing activities amounted to $3.8 million and $2.0 million for the six months ended July 31, 2003 and 2002, respectively, and was primarily for capital expenditures. For the six months ended July 31, 2003, capital expenditures were mainly for the build out of the new Movado Boutiques and normal ongoing systems hardware and software investments. Expenditures for the six months ended July 31, 2002 relate primarily to normal ongoing systems hardware and software investments and construction of the trade show booth used at the Basel Watch and Jewelry Fair.

Cash provided by financing activities amounted to $13.4 million and $26.7 million for the six months ended July 31, 2003 and 2002, respectively, which was due to seasonal short-term bank borrowings. In fiscal 2004, the Company's seasonal borrowing decreased due mainly to improved cash flows from operations.

At July 31, 2003, the Company had two series of Senior Notes outstanding. Senior Notes due January 31, 2005, with a remaining principal amount due of $10.0 million, were originally issued in a private placement completed in fiscal 1994. These notes have required annual principal payments of $5.0 million since January 1998 and bear interest of 6.56% per annum. During fiscal 1999, the Company issued $25.0 million of Series A Senior Notes under a Note Purchase and Private Shelf Agreement dated November 30, 1998. These notes bear interest of 6.90% per annum, mature on October 30, 2010 and are subject to annual repayments of $5.0 million commencing October 31, 2006.

On March 21, 2001, the Company entered into a new Note Purchase and Private Shelf Agreement, which allows for the issuance for up to three years after the date thereof of senior promissory notes in the aggregate principal amount of up to $40.0 million with maturities up to 12 years from their original date of issuance. As of July 31, 2003, no such notes were issued.

On June 17, 2003, the Company completed the renewal of its revolving credit line with its bank group. The agreement provides for a three year $75.0 million unsecured revolving line of credit. The line of credit expires on June 17, 2006. The credit facility allows for certain Swiss subsidiaries to borrow in local currency under the line. In addition, the Company has $16.5 million in uncommitted working capital lines with its bank group which includes a $1.5 million sub-limit for letters of credit. At July 31, 2003, the Company had $14.0 million of outstanding borrowings under its bank lines as compared to $32.0 million at July 31, 2002. In addition, one bank in the domestic bank group issued five irrevocable standby letters of credit for retail and operating facility leases to various landlords and Canadian payroll to the Royal Bank of Canada totaling $0.6 million with expiration dates through June 30, 2004.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. Available credit under these lines totaled 8.8 million Swiss francs, with dollar equivalents of approximately $6.4 million and $5.9 million at July 31, 2003 and 2002, respectively, of which a maximum of $5.0 million may be drawn under the terms of the Company's revolving credit line with its bank group. As of July 31, 2003, the Swiss bank has guaranteed the Company's Swiss subsidiary's obligations to certain Swiss third parties in the amount of approximately 0.9 million Swiss francs.

Under a series of share repurchase authorizations approved by the Board of Directors, the Company has maintained a discretionary share buy-back program. There were no purchases during fiscal 2003 under the repurchase program and there have been no repurchases for the six months ended July 31, 2003.

During the six months ended July 31, 2003, treasury shares increased by 179,475 as the result of cashless exercises of stock options for 248,023 shares of stock.

The Company paid dividends of $0.03 for the first quarter and $0.06 for the second quarter per share, or approximately $1.1 million for the six months ended July 31, 2003, and $0.03 per share per quarter, or approximately $0.7 million for the six months ended July 31, 2002.

Cash and cash equivalents at July 31, 2003 amounted to $47.7 million compared to $29.4 million at July 31, 2002. The increase in cash relates to the Company's continued profitability, management of working capital, translation of Swiss entities' cash balances and the favorable impact of the Company's hedging program.

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003. During the quarter ended July 31, 2003, the Company adopted SFAS No. 149 which did not have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

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

The Company also hedges its Swiss franc denominated investment in its wholly-owned Swiss subsidiaries using purchase options under certain limitations. These hedges are treated as net investment hedges under SFAS No.
133. Under SFAS No. 133, the change in fair value of these instruments is recognized in accumulated other comprehensive income to offset the change in the value of the net investment being hedged.

The following presents fair value and maturities of the Company's foreign currency derivatives outstanding as of July 31, 2003 (in millions):

                                              July 31, 2003
                                                Fair Value            Maturities
                                                ----------            ----------
Forward exchange contracts                    $         1.1           2003 - 2004
Purchased foreign currency options                      1.5           2005 - 2006
                                              -------------
                                              $         2.6
                                              =============

The Company's international trade business accounts for 12.9% of the Company's sales in various currencies. The international trade operations are denominated in local currency and fluctuations in these currency rates may have an impact on the Company's sales, cost of sales, operating expenses and net income. During the six months ended July 31, 2003 and 2002, there was no material effect to the results of operations due to foreign currency rate fluctuations. There can be no assurance that this trend will continue.

Interest Rate Risk

As of July 31, 2003, the Company had $14.0 million in short-term bank debt obligations with variable interest rates based on LIBOR plus an applicable loan spread. The Company does not hedge these interest rate risks. The Company also has $35.0 million Senior Note debt bearing fixed interest rates per annum. The difference between the market based interest rates at July 31, 2003 and the fixed rates were unfavorable.

Item 4. Controls and Procedures

The Company's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no significant changes in internal controls over financial reporting or in other factors that could significantly affect these internal controls subsequent to the date of such evaluation.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the systems are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that the Company's controls will succeed in achieving these stated goals under all future conditions.

                           PART II - OTHER INFORMATION

Item 1.       Legal proceedings

              None

Item 4.       Submission of Matters to a Vote of Security Holders

              On June 18, 2003, the Company held its annual meeting of shareholders at its corporate office in Paramus, New Jersey.

              The following matters were voted upon at the meeting:

              (i) Margaret Hayes Adame, Richard Cote, Efraim Grinberg, Gedalio Grinberg, Alan H. Howard, Donald Oresman, Leonard L. Silverstein were elected directors of the Company. The results of the vote were as follows:

                                                                                            Withheld/
                        Nominee                                     For                      Against
--------------------------------------------------------         ----------                 ---------
Margaret Hayes Adame ...................................         39,107,690                   820,973
Richard Cote ...........................................         38,394,282                 1,534,381
Efraim Grinberg ........................................         38,394,282                 1,534,381
Gedalio Grinberg .......................................         38,393,147                 1,535,516
Alan H. Howard .........................................         39,107,720                   820,943
Donald Oresman .........................................         39,107,220                   821,443
Leonard L. Silverstein .................................         38,415,057                 1,513,606

              (ii) A proposal to ratify the selection of PricewaterhouseCoopers LLP as the Company's independent public accountants for the fiscal year ending January 31, 2004 was approved. The results of the vote were as follows:

    For                      Withheld/Against              Exception/Abstain
----------                   ----------------              -----------------
39,644,218                        283,599                         846

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits

                  10.1 Line of Credit Agreement dated June 24, 2003 between the Registrant and Fleet Bank, as amended July 28, 2003.

                  10.2 Amendment dated June 17, 2003 to Line of Credit Agreement dated August 20, 2001, as amended, between the Registrant and The Bank of New York.

                  10.3 Revolving Credit Agreement dated June 17, 2003 between Registrant, Concord Watch Company S.A., Movado Watch Company S.A., the Lenders signatory thereto and JP Morgan Chase Bank as Administrative Agent, Swingline Bank and Issuing Bank.

                  31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

              (b) Reports on Form 8-K

                  The Company furnished a report on Form 8-K (Item 12) on June 10, 2003 for a press release, dated May 29, 2003, announcing financial results for the quarter ended April 30, 2003.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              MOVADO GROUP, INC.
                                                  (Registrant)

Dated: September 15, 2003               By:  /s/ Eugene J. Karpovich
                                            ------------------------------
                                             Eugene J. Karpovich
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Chief Financial Officer and
                                             Principal Accounting Officer)