Form 10-Q
period 2003-10-31
MOVADO GROUP INC
filed 2003-12-15
CIK 72573

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

                For the Quarterly Period Ended October 31, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for that past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

     The number of shares outstanding of the registrant's common stock and class A common stock as of December 8, 2003 were 8,709,858 and 3,400,906, respectively.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               MOVADO GROUP, INC.

                     Index to Quarterly Report on Form 10-Q
                                October 31, 2003

                                                                            Page
                                                                            ----
Part I   Financial Information (Unaudited)

         Item 1. Consolidated Balance Sheets at October 31, 2003,
                 January 31, 2003 and October 31, 2002                        3

                 Consolidated Statements of Income for the three months
                 and nine months ended October 31, 2003 and 2002              4

                 Consolidated Statements of Cash Flows for the nine
                 months ended October 31, 2003 and 2002                       5

                 Notes to Consolidated Financial Statements                   6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         11

         Item 3. Quantitative and Qualitative Disclosure about
                 Market Risks                                                17

         Item 4. Controls and Procedures                                     18

Part II  Other Information

         Item 1. Legal Proceedings                                           19

         Item 4. Submission of Matters to a Vote of Security Holders         19

         Item 6. Exhibits and Reports on Form 8-K                            19

Signature                                                                    20

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                               MOVADO GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                                   October 31,     January 31,     October 31,
                                                                      2003            2003            2002
                                                                   ----------      ----------      ----------
ASSETS

Current assets:
   Cash and cash equivalents                                       $  60,957       $  38,365       $  36,930
   Trade receivables, net                                            120,706          94,438         124,295
   Inventories, net                                                  123,074         111,736         113,215
   Other                                                              21,957          36,646          24,477
                                                                   ---------       ---------       ---------
     Total current assets                                            326,694         281,185         298,917

Property, plant and equipment, net                                    40,744          39,939          39,749
Other                                                                 27,436          24,030          24,011
                                                                   ---------       ---------       ---------
     Total assets                                                  $ 394,874       $ 345,154       $ 362,677
                                                                   =========       =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Loans payable to banks                                          $  22,000       $      --       $  31,000
   Current portion of long-term debt                                   5,000              --           5,000
   Accounts payable                                                   22,115          22,712          25,953
   Accrued liabilities                                                31,084          22,735          25,473
   Current taxes payable                                              12,680          11,467          11,048
   Deferred taxes payable                                              5,188           4,851           4,336
                                                                   ---------       ---------       ---------
     Total current liabilities                                        98,067          61,765         102,810

Long-term debt                                                        30,000          35,000          35,000
Deferred and non-current income taxes                                  2,406           4,229           2,890
Other liabilities                                                     10,518           7,948           7,598
                                                                   ---------       ---------       ---------
     Total liabilities                                               140,991         108,942         148,298
                                                                   ---------       ---------       ---------

Shareholders' equity:
   Preferred Stock, $0.01 par value,
     5,000,000 shares authorized; no shares issued                        --              --              --
   Common Stock, $0.01 par value,
     20,000,000 shares authorized; 10,428,308, 10,057,367 and
     10,027,366 shares issued and outstanding, respectively              104             101             100
   Class A Common Stock, $0.01 par value,
     10,000,000 shares authorized; 3,400,906, 3,401,820 and
     3,428,277 shares issued and outstanding, respectively                34              34              34
   Capital in excess of par value                                     77,638          72,145          71,543
   Retained earnings                                                 187,164         172,287         170,471
   Accumulated other comprehensive income (loss)                      21,113          19,386            (163)
   Treasury Stock, 1,726,631, 1,547,156 and 1,539,761
     shares, respectively, at cost                                   (32,170)        (27,741)        (27,606)
                                                                   ---------       ---------       ---------
     Total shareholders' equity                                      253,883         236,212         214,379
                                                                   ---------       ---------       ---------
 Total liabilities and shareholders' equity                        $ 394,874       $ 345,154       $ 362,677
                                                                   =========       =========       =========

                 See Notes to Consolidated Financial Statements

                               MOVADO GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands, except per share amounts)
                                   (Unaudited)

                                         Three Months Ended October 31,        Nine Months Ended October 31,
                                         ------------------------------        -----------------------------
                                               2003          2002                   2003          2002
                                             --------      --------               --------      --------
   Net sales                                 $100,767      $ 91,023               $237,482      $220,538

   Cost of sales                               39,428        35,248                 92,464        85,211
                                             --------      --------               --------      --------
   Gross profit                                61,339        55,775                145,018       135,327
   Selling, general and administrative         46,584        42,510                119,478       112,126
                                             --------      --------               --------      --------

   Operating income                            14,755        13,265                 25,540        23,201
   Net interest expense                           764         1,031                  2,372         3,045
                                             --------      --------               --------      --------

   Income before income taxes                  13,991        12,234                 23,168        20,156
   Provision for income taxes                   3,917         3,426                  6,487         5,644
                                             --------      --------               --------      --------

   Net income                                $ 10,074      $  8,808               $ 16,681      $ 14,512
                                             ========      ========               ========      ========

   Earnings per share:
       Basic                                 $   0.83      $   0.74               $   1.39      $   1.23
                                             ========      ========               ========      ========
       Diluted                               $   0.80      $   0.73               $   1.33      $   1.19
                                             ========      ========               ========      ========

   Weighted average shares outstanding:
       Basic                                   12,097        11,874                 12,015        11,821
                                             ========      ========               ========      ========
       Diluted                                 12,629        12,127                 12,504        12,167
                                             ========      ========               ========      ========


                 See Notes to Consolidated Financial Statements

                               MOVADO GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                               Nine Months Ended October 31,
                                                                    2003           2002
                                                                  --------       --------
Cash flows from operating activities:
  Net income                                                      $ 16,681       $ 14,512
  Adjustments to reconcile net income to net cash
  provided by/ (used in) operating activities:
    Depreciation and amortization                                    7,074          6,319
    Deferred income taxes                                              175           (365)
    Provision for losses on accounts receivable                      1,129          1,287
    Provision for losses on inventory                                  500            680
  Changes in assets and liabilities:
    Trade receivables                                              (26,509)       (32,187)
    Inventories                                                    (10,490)        (9,576)
    Other current assets                                            11,712         14,803
    Accounts payable                                                  (817)           649
    Accrued liabilities                                              8,551           (494)
    Current taxes payable                                            1,224          2,108
    Other non-current assets                                        (3,710)           535
    Other non-current liabilities                                    2,576           (986)
                                                                  --------       --------
  Net cash provided by/ (used in) operating activities               8,096         (2,715)
                                                                  --------       --------

Cash flows from investing activities:
  Capital expenditures                                              (7,295)        (5,321)
  Trademarks                                                          (536)          (393)
                                                                  --------       --------
  Net cash used in investing activities                             (7,831)        (5,714)
                                                                  --------       --------

Cash flows from financing activities:
  Net proceeds from bank borrowings                                 22,000         24,500
  Stock options exercised & other                                    1,791          2,215
  Dividends paid                                                    (1,804)        (1,066)
  Purchase of treasury stock                                          (727)            --
                                                                  --------       --------
  Net cash provided by financing activities                         21,260         25,649
                                                                  --------       --------

Effect of exchange rate changes on cash and cash equivalents         1,067          2,739
                                                                  --------       --------

Net increase in cash and cash equivalents                           22,592         19,959

Cash and cash equivalents at beginning of period                    38,365         16,971
                                                                  --------       --------

Cash and cash equivalents at end of period                        $ 60,957       $ 36,930
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

NOTE 2 - STOCK OPTION PLAN

The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. No compensation cost has been recognized for any stock options granted under the Company's stock option plans because the quoted market price of the Common Stock at the grant date was not in excess of the amount an employee must pay to acquire the Common Stock. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," issued by the Financial Accounting Standards Board ("FASB"), prescribes a method to record compensation cost for stock-based employee compensation plans at fair value. The Company utilizes the Black-Scholes option-pricing model for determining the fair value of the stock-based compensation. Pro forma disclosures as if the Company had adopted the recognition requirements under SFAS No. 123 for the three months and nine months ended October 31, 2003 and 2002, respectively, are presented below.

                                               Three Months Ended              Nine Months Ended
                                                   October 31,                     October 31,
                                           --------------------------      --------------------------
(In thousands, except per share data)         2003            2002            2003            2002
                                           ----------      ----------      ----------      ----------
Net income as reported:                    $   10,074      $    8,808      $   16,681      $   14,512
    Fair value based compensation
    expense, net of taxes                       1,167             914           2,706           2,679
                                           ----------      ----------      ----------      ----------
    Pro forma net income                   $    8,907      $    7,894      $   13,975      $   11,833
                                           ==========      ==========      ==========      ==========

Basic earnings per share:
    As reported                            $     0.83      $     0.74      $     1.39      $     1.23
    Pro forma under SFAS No. 123           $     0.74      $     0.66      $     1.16      $     1.00

Diluted earnings per share:
    As reported                            $     0.80      $     0.73      $     1.33      $     1.19
    Pro forma under SFAS No. 123           $     0.71      $     0.65      $     1.12      $     0.97



NOTE 3 - COMPREHENSIVE INCOME

The components of comprehensive income for the three months and nine months ended October 31, 2003 and 2002 are as follows (in thousands):

                                                Three Months Ended            Nine Months Ended
                                                   October 31,                   October 31,
                                               2003           2002           2003           2002
                                             --------       --------       --------       --------
Net income                                   $ 10,074       $  8,808       $ 16,681       $ 14,512

Net unrealized gain (loss) on
    investments, net of tax                        56            (20)           202            (91)
Effective portion of unrealized (loss)
    income on hedging contracts, net of
    tax                                          (821)        (3,732)        (2,954)         2,692
Foreign currency translation
    adjustment                                  4,912          1,631          4,479         20,522
                                             --------       --------       --------       --------
Total comprehensive income                   $ 14,221       $  6,687       $ 18,408       $ 37,635
                                             ========       ========       ========       ========



NOTE 4 - SEGMENT INFORMATION

The Company conducts its business primarily in three operating segments:
Wholesale, Retail and Other. The Company's Wholesale segment includes the designing, manufacturing and distribution of quality watches. The

Retail segment includes the Movado Boutiques and outlet stores. The Other segment includes the Company's service center operations and shipping revenue.

The Company divides its business into two major geographic segments: Domestic, which includes the results of the Company's North American, Caribbean and Tommy Hilfiger South American operations, and International, which includes the results of all other Company operations. The Company's International operations are principally conducted in Europe, the Middle East and Asia. The Company's International assets are substantially located in Europe.

Operating Segment Data for the Three Months Ended October 31, 2003 and 2002 (in thousands):

                                   Net Sales            Operating Income (Loss)
                            ----------------------      -----------------------
                              2003          2002          2003           2002
                            --------      --------      --------       --------
Wholesale                   $ 85,717      $ 76,229      $ 16,788       $ 14,503
Retail                        12,890        12,575        (1,433)          (272)
Other                          2,160         2,219          (600)          (966)
                            --------      --------      --------       --------
Consolidated total          $100,767      $ 91,023      $ 14,755       $ 13,265
                            ========      ========      ========       ========



Operating Segment Data for the Nine Months Ended October 31, 2003 and 2002 (in thousands):

                                   Net Sales            Operating Income (Loss)
                            ----------------------      -----------------------
                              2003          2002          2003           2002
                            --------      --------      --------       --------
Wholesale                   $193,855      $179,390      $ 31,319       $ 27,516
Retail                        37,456        34,990        (3,643)        (1,458)
Other                          6,171         6,158        (2,136)        (2,857)
                            --------      --------      --------       --------
Consolidated total          $237,482      $220,538      $ 25,540       $ 23,201
                            ========      ========      ========       ========



Geographic Segment Data for the Three Months Ended October 31, 2003 and 2002 (in thousands):

                                     Net Sales               Operating Income
                              ----------------------      ----------------------
                                2003          2002          2003          2002
                              --------      --------      --------      --------
Domestic (1)                  $ 87,558      $ 79,589      $  5,703      $  5,946
International (1)               13,209        11,434         9,052         7,319
                              --------      --------      --------      --------
Consolidated total            $100,767      $ 91,023      $ 14,755      $ 13,265
                              ========      ========      ========      ========

Geographic Segment Data for the Nine Months Ended October 31, 2003 and 2002 (in thousands):

                                     Net Sales               Operating Income
                              ----------------------      ----------------------
                                2003          2002          2003          2002
                              --------      --------      --------      --------
Domestic (2)                  $206,657      $191,183      $  7,150      $  7,284
International (2)               30,825        29,355        18,390        15,917
                              --------      --------      --------      --------
Consolidated total            $237,482      $220,538      $ 25,540      $ 23,201
                              ========      ========      ========      ========


(1) The domestic and international net sales are net of intercompany sales of $61.2 million and $55.0 million for the three months ended October 31, 2003 and October 31, 2002, respectively.

(2) The domestic and international net sales are net of intercompany sales of $156.0 million and $136.3 million for the nine months ended October 31, 2003 and October 31, 2002, respectively.

NOTE 5 - EXECUTIVE RETIREMENT PLAN

The Company has a number of employee benefit plans covering substantially all employees. Certain eligible executives of the Company have elected to defer a portion of their compensation on a pre-tax basis under a defined contribution, supplemental executive retirement plan (SERP) sponsored by the Company. The SERP was adopted effective June 1, 1995, and provides eligible executives with supplemental pension benefits in addition to amounts received under the Company's other retirement plans. The Company makes a matching contribution which vests equally over five years. The obligations under the SERP are included in other liabilities and amounted to approximately $7.8 million, $5.4 million and $5.1 million at October 31, 2003, January 31, 2003 and October 31, 2002, respectively. The underlying SERP assets amounted to $8.4 million, $5.8 million and $5.5 million at October 31, 2003, January 31, 2003 and October 31, 2002, respectively and are included in other long-term assets.

NOTE 6 - INVENTORIES

Inventories consist of the following (in thousands):

                                     October 31,     January 31,     October 31,
                                         2003            2003            2002
                                     -----------     -----------     -----------
       Finished goods                 $  81,660       $  73,148       $  73,876
       Component parts                   40,476          40,649          41,399
       Work-in-process                    4,628           2,262           3,133
                                      ---------       ---------       ---------
                                        126,764         116,059         118,408
       Less: inventories reserve         (3,690)         (4,323)         (5,193)
                                      ---------       ---------       ---------
                                      $ 123,074       $ 111,736       $ 113,215
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

The weighted-average number of shares outstanding for basic earnings per share were 12,097,000 and 11,874,000 for the three months ended October 31, 2003 and 2002, respectively. For diluted earnings per share, these amounts were increased by 532,000 and 253,000 for the three months ended October 31, 2003 and 2002, respectively, due to potentially dilutive common stock equivalents issuable under the Company's stock option plans and restricted stock grants.

The weighted-average number of shares outstanding for basic earnings per share were 12,015,000 and 11,821,000 for the nine months ended October 31, 2003 and 2002, respectively. For diluted earnings per share, these amounts were increased by 489,000 and 346,000 for the nine months ended October 31, 2003 and 2002, respectively, due to potentially dilutive common stock equivalents issuable under the Company's stock option plans and restricted stock grants.

NOTE 8 - RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is not applicable to the Company and therefore does not have an impact on the Company's consolidated financial position, results of operations or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation of variable interest entities ("VIE's"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. The provisions of FIN 46 are effective for the first interim period ending after December 15, 2003 for those variable interests held prior to February 1, 2003. The adoption of FIN 46 is not expected to have an impact on the Company's consolidated financial position, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

Statements included in this Form 10-Q, as well as statements in future filings by the Company with the Securities and Exchange Commission ("SEC"), in the Company's press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, forecasts and projections about the Company, its future performance, the industry in which the Company operates and management's assumptions. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," "may," "will," "should" and variations of such words and similar expressions are also intended to identify such forward-looking statements. The Company cautions readers that forward-looking statements include, without limitation, those relating to the Company's future business prospects, projected operating or financial results, revenues, working capital, liquidity, capital needs, plans for future operations, expectations regarding capital expenditures and operating expenses, effective tax rates, margins, interest costs, and income as well as assumptions relating to the foregoing. Forward-looking statements are subject to certain risks and uncertainties, some of which cannot be predicted or quantified. Actual results and future events could differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the SEC including, without limitation, the following: general economic and business conditions which may impact disposable income of consumers in the United States and the other significant markets where the Company's products are sold, changes in consumer preferences and popularity of particular designs, new product development and introduction, competitive products and pricing, seasonality, availability of alternative sources of supply in the case of the loss of any significant supplier, the loss of significant customers, the Company's dependence on key employees and officers, the continuation of licensing arrangements with third parties, ability to secure and protect trademarks, patents and other intellectual property rights, ability to lease new stores on suitable terms in desired markets and to complete construction on a timely basis, continued availability to the Company of financing and credit on favorable terms, business disruptions, disease, general risks associated with doing business outside the United States including, without limitation, import duties, tariffs, quotas, political and economic stability, and success of hedging strategies with respect to currency exchange rate fluctuations. The Company does not intend, and undertakes no obligation, to update the forward-looking statements in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

There has been no material change in the Company's Critical Accounting Policies and Estimates, as disclosed in its Annual Report on Form 10-K for the fiscal year ended January 31, 2003.

Results of operations for the three months ended October 31, 2003 as compared to the three months ended October 31, 2002.

Net Sales: Comparative net sales by business segment were as follows (in thousands):


                                                         Three Months Ended
                                                             October 31,
                                                     ---------------------------
                                                       2003               2002
                                                     --------           --------
           Wholesale:
               Domestic                              $ 72,880           $ 65,052
               International                           12,837             11,177
           Retail                                      12,890             12,575
           Other                                        2,160              2,219
                                                     --------           --------

           Net Sales                                 $100,767           $ 91,023
                                                     ========           ========


Net sales increased by $9.7 million or 10.7% for the three months ended October 31, 2003 as compared to the three months ended October 31, 2002. Sales in the wholesale segment increased 12.4% to $85.7 million versus $76.2 million in the prior year. The domestic wholesale business was $7.8 million or 12.0% above prior year sales of $65.1 million. Increases over prior year were recorded in all brands. Tommy Hilfiger and Coach were up double digits, Movado and Concord were up high single digits and ESQ showed modest growth. Positive retailer response to new model introductions was a key contributor to brand growth.

Sales in the international wholesale business were $1.7 million or 14.9% above prior year. Sales increases were recorded in Tommy Hilfiger due to retail growth in existing markets as well as expansions into new markets in Europe and Asia. In Coach, strong sales in Japan and in the duty free business contributed to a 40% year over year improvement. Concord sales were above prior year sales by low single digits while Movado sales declined due to a continued general sluggish economy in Europe and South America and a general decline in European tourism.

Sales in the retail segment rose 2.5% to $12.9 million. The increase was driven by a 19.2% comparable store sales increase in the Movado Boutiques. In addition, sales increases were recorded in the Movado Boutiques as a result of the new stores opened in Dadeland and Aventura in South Florida, Chestnut Hill in Massachusetts and Woodfield in Illinois. The outlet business was 5.6% below last year for the quarter due to reduced level of traffic.

Sales in the other segment, which represents service and shipping revenue, were relatively flat at $2.2 million.

Gross Profit. The gross profit for the three months ended October 31, 2003 was $61.3 million or 60.9% of net sales as compared to $55.8 million or 61.3% of net sales for the three months ended October 31, 2002. The increase in gross profit of $5.6 million is the result of the higher sales volume. The decrease in the gross profit as a percentage of sales is the result of product mix and the weaker U.S. dollar.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended October 31, 2003 were $46.6 million or 46.2% of net sales as compared to $42.5 million or 46.7% of net sales for the three months ended October 31, 2002. The increase reflects planned investments in sales support and advertising to drive the customer and marketing initiatives, increased costs in the retail segment, primarily the result of opening four new Movado Boutiques, the unfavorable impact of the weak U.S. dollar on translating Swiss and Canadian costs and planned higher compensation costs.

Interest Expense. Net interest expense for the three months ended October 31, 2003 declined by 25.9% to $0.8 million as compared to $1.0 million for the three months ended October 31, 2002. The decrease is due to significantly reduced average borrowings for the quarter. The average debt for the quarter decreased 34.9% from prior year to $48.7 million, reflecting the favorable results of cash flow and working capital management.

Income Taxes. The Company recorded a tax expense of $3.9 million for the three months ended October 31, 2003 as compared to a tax expense of $3.4 million for the three months ended October 31, 2002. Taxes were recorded at a 28.0% rate for both of the fiscal 2004 and fiscal 2003 periods.


Results of operations for the nine months ended October 31, 2003 as compared to the nine months ended October 31, 2002.

Net Sales: Comparative net sales by business segment were as follows (in thousands):


                                                          Nine Months Ended
                                                             October 31,
                                                     ---------------------------
                                                       2003               2002
                                                     --------           --------
           Wholesale:
               Domestic                              $164,000           $150,884
               International                           29,855             28,506
           Retail                                      37,456             34,990
           Other                                        6,171              6,158
                                                     --------           --------

           Net Sales                                 $237,482           $220,538
                                                     ========           ========


Net sales increased by $16.9 million or 7.7% for the nine months ended October 31, 2003 as compared to the nine months ended October 31, 2002. Sales in the wholesale segment increased 8.1% to $193.9 million versus $179.4 million in the prior year. With sales of $164.0 million, the domestic wholesale business was $13.1 million or 8.7 % above prior year sales of $150.9 million. The increase was driven by higher sales in Movado as a result of continued development in the chain and department store distribution channel and strong new product introductions, in addition to higher sales in Coach, reflecting the strength of the Coach brand and improved product offerings.

Sales in the international wholesale business were $1.3 million or 4.7% above prior year. Sales increases were recorded in Coach with strong sales in Asia and in Tommy Hilfiger due to the new market expansions in Europe and Asia. These increases were somewhat offset by sales reductions in Concord and Movado primarily due to the adverse economic conditions in Europe and Latin America.

For the nine months ended October 31, 2003, sales in the retail segment rose 7.0% to $37.5 million. The increase was driven by a 23.6% comparable store sales increase in the Movado Boutiques. In addition, sales increases were recorded in the Movado Boutiques as a result of the new stores opened in Dadeland and Aventura in South Florida, Chestnut Hill in Massachusetts and Woodfield in Illinois. The outlet business was 1.9% below last year for the nine months.

Sales in the other segment, which represents service and shipping revenue, were flat year on year.

Gross Profit. The gross profit for the nine months ended October 31, 2003 was $145.0 million or 61.1% of net sales as compared to $135.3 million or 61.4% of net sales for the nine months ended October 31, 2002. The increase in gross profit of $9.7 million is the result of the higher sales volume. The decrease in the gross profit as a percentage of sales is the result of product mix and the weaker U.S. dollar.

Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended October 31, 2003 were $119.5 million or 50.3% of net sales as compared to $112.1 million or 50.8% of net sales for the nine months ended October 31, 2002. Increased expenses were a result of planned investments in sales support and advertising to drive customer and marketing initiatives, increased costs in the retail segment primarily the result of opening four new Movado Boutiques, the weak U.S. dollar and the translation effect of the Swiss and Canadian costs and planned higher compensation costs.

Interest Expense. Net interest expense for the nine months ended October 31, 2003 declined by 22.1% to $2.4 million as compared to $3.0 million for the nine months ended October 31, 2002. The decrease is due to significantly reduced average borrowings. The average debt decreased 28.6% from prior year to $49.7 million, reflecting the favorable results of cash flow and working capital management.

Income Taxes. The Company recorded a tax expense of $6.5 million for the nine months ended October 31, 2003 as compared to a tax expense of $5.6 million for the nine months ended October 31, 2002. Taxes were recorded at a 28.0% rate for both of the fiscal 2004 and fiscal 2003 periods.


LIQUIDITY AND FINANCIAL POSITION

Cash provided by operating activities amounted to $8.1 million for the nine months ended October 31, 2003 and cash used in operating activities amounted to $2.7 million for the nine months ended October 31, 2002. The increase in cash provided by operating activities for the comparative nine months ended October 31, 2003 and 2002 is primarily due to the increase in net income, improved receivable collections and increases in accrued advertising and accrued compensation costs.

Cash used in investing activities amounted to $7.8 million and $5.7 million for the nine months ended October 31, 2003 and 2002, respectively, and was primarily for capital expenditures. For the nine months ended October 31, 2003, capital expenditures were mainly for the build out of the new Movado Boutiques, maintenance and enhancements to existing retail stores and normal ongoing systems hardware and software investments. Expenditures for the nine months ended October 31, 2002 relate primarily to normal ongoing systems hardware and software investments and construction of the trade show booth used at the Basel Watch and Jewelry Fair.

Cash provided by financing activities amounted to $21.3 million and $25.6 million for the nine months ended October 31, 2003 and 2002, respectively, and was the result of seasonal short-term bank borrowings. In fiscal 2004, the Company's seasonal borrowings decreased due to improved cash flows from operations.

At October 31, 2003, the Company had two series of Senior Notes outstanding. Senior Notes due January 31, 2005, with a remaining principal amount due of $10.0 million, were originally issued in a private placement completed in fiscal 1994. These notes have required annual principal payments of $5.0 million since January 1998 and bear interest of 6.56% per annum. During fiscal 1999, the Company issued $25.0 million of Series A Senior Notes under a Note Purchase and Private Shelf Agreement dated November 30, 1998. These notes bear interest of 6.90% per annum, mature on October 30, 2010 and are subject to annual repayments of $5.0 million commencing October 31, 2006.

On March 21, 2001, the Company entered into a new Note Purchase and Private Shelf Agreement, which allows for the issuance for up to three years after the date thereof of senior promissory notes in the aggregate principal amount of up to $40.0 million with maturities up to 12 years from their original date of issuance. As of October 31, 2003, no such notes were issued.

On June 17, 2003, the Company completed the renewal of its revolving credit line with its bank group. The agreement provides for a three year $75.0 million unsecured revolving line of credit. The line of credit expires on June 17, 2006. The credit facility allows for certain Swiss subsidiaries to borrow in local currency under the line. In addition, the Company has $16.5 million in uncommitted working capital lines with its bank group which includes a $1.5 million sub-limit for letters of credit. At October 31, 2003, the Company had $22.0 million of outstanding borrowings under its bank lines as compared to $31.0 million at October 31, 2002. In addition, one bank in the domestic bank group issued five irrevocable standby letters of credit for retail and operating facility leases to various landlords and Canadian payroll to the Royal Bank of Canada totaling $0.6 million with expiration dates through June 30, 2004.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. Available credit under these lines totaled 8.8 million Swiss francs, with dollar equivalents of approximately $6.6 million and $6.0 million at October 31, 2003 and 2002, respectively, of which a maximum of $5.0 million may be drawn under the terms of the Company's revolving credit line with its bank group. As of October 31, 2003, the Swiss bank has guaranteed the Company's Swiss subsidiary's obligations to certain Swiss third parties in the amount of approximately 0.9 million Swiss francs. As of October 31, 2003, there are no borrowings against these lines.

Under a series of share repurchase authorizations approved by the Board of Directors, the Company has maintained a discretionary share buy-back program. There were no purchases during fiscal 2003 under the repurchase program and there have been no repurchases for the nine months ended October 31, 2003.

During the nine months ended October 31, 2003, treasury shares increased by 179,475 as the result of cashless exercises of stock options for 248,023 shares of stock.

The Company paid dividends per share of $0.03 for the first quarter and $0.06 for the second and third quarters, or approximately $1.8 million for the nine months ended October 31, 2003, and $0.03 per share per quarter, or approximately $1.1 million for the nine months ended October 31, 2002.

Cash and cash equivalents at October 31, 2003 amounted to $61.0 million compared to $36.9 million at October 31, 2002. The increase in cash relates to the Company's continued profitability, management of working capital, translation of Swiss entities' cash balances and the favorable impact of the Company's hedging program.

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is not applicable to the Company and therefore does not have an impact on the Company's consolidated financial position, results of operations or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation of variable interest entities ("VIE's"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. The provisions of FIN 46 are effective for the first interim period ending after December 15, 2003 for those variable interests held prior to February 1, 2003. The adoption of FIN 46 is not expected to have an impact on the Company's consolidated financial position, results of operations or cash flows.

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

The following presents fair value and maturities of the Company's foreign currency derivatives outstanding as of October 31, 2003 (in millions):

                                            October 31, 2003
                                               Fair Value      Maturities
                                               ----------      ----------
      Forward exchange contracts                  $0.3        2003 - 2004
      Purchased foreign currency options           2.0        2005 - 2006
                                                  ----
                                                  $2.3
                                                  ====

The Company's international business accounts for 13.0% of the Company's sales. The international operations are denominated in local currency and fluctuations in these currency rates may have an impact on the Company's sales, cost of sales, operating expenses and net income. During the nine months ended October 31, 2003 and 2002, there was no material effect to the results of operations due to foreign currency rate fluctuations. There can be no assurance that this trend will continue.

Interest Rate Risk

As of October 31, 2003, the Company had $22.0 million in short-term bank debt obligations with variable interest rates based on LIBOR plus an applicable loan spread. The Company does not hedge these interest rate risks. The Company also has $35.0 million Senior Note debt bearing fixed interest rates per annum. The difference between the market based interest rates at October 31, 2003 and the fixed rates were unfavorable.

Item 4. Controls and Procedures

The Company's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no significant changes in the Company's internal control over financial reporting that occurred during the quarter ended October 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

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

         (b)      Reports on Form 8-K

                  The Company furnished a report on Form 8-K (Item 12) on September 5, 2003 for a press release, dated September 4, 2003, announcing financial results for the quarter ended July 31, 2003.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MOVADO GROUP, INC.
                                               (Registrant)

Dated:  December 15, 2003               By:     /s/ Eugene J. Karpovich
                                                -----------------------------
                                                Eugene J. Karpovich
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Chief Financial Officer and
                                                Principal Accounting Officer)
                                                (Duly Authorized Officer)