Form 10-K
period 2004-01-31
MOVADO GROUP INC
filed 2004-04-15
CIK 72573

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(Mark one)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934
                    FOR FISCAL YEAR ENDED JANUARY 31, 2004,

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 31, 2003 was approximately $221,134,937 (based on the closing sale price of the registrant's Common Stock on that date as reported on the New York Stock Exchange). For purposes of this computation, each share of Class A Common Stock is assumed to have the same market value as one share of Common Stock into which it is convertible and only shares of stock held by directors and executive officers were excluded.

     The number of shares outstanding of the registrant's Common Stock and Class A Common Stock as of March 31, 2004 were 8,650,869 and 3,400,906, respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement relating to registrant's 2004 annual meeting of shareholders (the "Proxy Statement") are incorporated by reference in Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

FORWARD-LOOKING STATEMENTS

Statements in this annual report on Form 10-K, including, without limitation, statements under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report, as well as statements in future filings by the Company with the Securities and Exchange Commission ("SEC"), in the Company's press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, forecasts and projections about the Company, its future performance, the industry in which the Company operates and management's assumptions. Words such as "expects", "anticipates", "targets", "goals", "projects", "intends", "plans", "believes", "seeks", "estimates", "may", "will", "should" and variations of such words and similar expressions are also intended to identify such forward-looking statements. The Company cautions readers that forward-looking statements include, without limitation, those relating to the Company's future business prospects, projected operating or financial results, revenues, working capital, liquidity, capital needs, plans for future operations, expectations regarding capital expenditures and operating expenses, effective tax rates, margins, interest costs, and income as well as assumptions relating to the foregoing. Forward-looking statements are subject to certain risks and uncertainties, some of which cannot be predicted or quantified. Actual results and future events could differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the SEC including, without limitation, the following: general economic and business conditions which may impact disposable income of consumers in the United States and the other significant markets where the Company's products are sold, general uncertainty related to possible terrorist attacks and the impact on consumer spending, changes in consumer preferences and popularity of particular designs, new product development and introduction, competitive products and pricing, seasonality, availability of alternative sources of supply in the case of the loss of any significant supplier, the loss of significant customers, the Company's dependence on key employees and officers, the ability to successfully integrate the operations of acquired businesses without disruption to other business activities, the continuation of licensing arrangements with third parties, ability to secure and protect trademarks, patents and other intellectual property rights, ability to lease new stores on suitable terms in desired markets and to complete construction on a timely basis, continued availability to the Company of financing and credit on favorable terms, business disruptions, disease, general risks associated with doing business outside the United States including, without limitation, import duties, tariffs, quotas, political and economic stability, and success of hedging strategies with respect to currency exchange rate fluctuations.

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

In 1970, the Company acquired the Swiss manufacturer of Concord watches, which had been manufacturing Concord watches since 1908, and in 1983, the Company acquired the U.S. distributor of Movado watches and substantially all the assets related to the Movado watch brand from the Swiss manufacturer of Movado watches. The Movado brand, which was established in 1881, has become the Company's largest brand.

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

On December 22, 2003, the Company signed a definitive agreement with LVMH Moet Hennessy Louis Vuitton ("LVMH") to acquire Ebel S.A. and the worldwide business related to the Ebel brand. On March 1, 2004, the Company completed the acquisition of Ebel with the exception of Ebel's business in Germany, which is expected to be completed on or about May 1, 2004. The Ebel brand, one of the world's premier luxury watch brands, was established in La Chaux-de-Fonds, Switzerland in 1911.

The Company operates internationally through wholly-owned subsidiaries in Switzerland, France, Hong Kong, Canada, Japan and Singapore. Its executive offices are located in Paramus, New Jersey.

INDUSTRY OVERVIEW

The largest markets for watches are North America, Western Europe and Asia. According to the Federation of the Swiss Watch Industry, Swiss finished watch production was 25.9 million units or approximately 10.1 billion Swiss francs in 2003, a decrease of 4.4% or 461 million Swiss francs below 2002 production. The Company's Swiss watch brands include Movado, Concord, ESQ, Coach and as of March 1, 2004, Ebel.

The Company divides the watch market into six principal categories as set forth in the following table:

                                                       Primary Category of
                             Suggested Retail           Movado Group, Inc.
    Market Category            Price Range                     Brands
  --------------------       ----------------       ------------------------
      Exclusive              $10,000 and over           Concord and Ebel
       Luxury                $1,000 to $9,999       Concord, Ebel and Movado
       Premium                 $500 to $999                  Movado
      Moderate                 $126 to $499               ESQ and Coach
  Fashion Watch Market          $55 to $125              Tommy Hilfiger
      Mass Market              Less than $55                   --

The Company's Concord and Ebel watches compete primarily in the Luxury category of the market, although certain Concord and Ebel watches compete in the Exclusive category. The Company's Movado watches compete primarily in the Premium category of the market, although certain Movado watches compete in the Luxury category. The Company's Coach and ESQ brands compete in the Moderate category. The Company entered the Fashion Watch Market category in March 2001 with the launch of the Tommy Hilfiger line of watches manufactured, distributed and marketed under a license agreement with Tommy Hilfiger Licensing, Inc. The Company does not sell watches in the Mass Market category.

Exclusive Watches

Exclusive watches are usually made of precious metals, including 18 karat gold or platinum, and may be set with precious gems, including diamonds, emeralds, rubies and sapphires. These watches are primarily mechanical or quartz-analog watches. Mechanical watches keep time with intricate mechanical movements consisting of an arrangement of wheels, jewels and winding and regulating mechanisms. Quartz-analog watches have quartz movements in which time is precisely calibrated to the regular frequency of the vibration of quartz crystal. Exclusive watches are manufactured almost entirely in Switzerland. In addition to the Company's Concord and Ebel watches, well-known brand names of Exclusive watches include Audemars Piguet, Patek Philippe, Piaget and Vacheron Constantin.

Luxury Watches

Luxury watches are either quartz-analog watches or mechanical watches. These watches typically are made with either 14 or 18 karat gold, stainless steel or a combination of gold and stainless steel, and are occasionally set with precious gems. Luxury watches are primarily manufactured in Switzerland. In addition to a majority of the Company's Concord and Ebel watches and certain Movado watches, well-known brand names of Luxury watches include Baume & Mercier, Breitling, Cartier, Omega, Rolex and TAG Heuer.

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

PRODUCTS

During fiscal 2004, the Company marketed five distinctive brands of watches:
Movado, Concord, ESQ, Coach and Tommy Hilfiger, which compete in the Exclusive, Luxury, Premium, Moderate and Fashion Watch Market categories. The Company designs, manufactures and contracts for the assembly of Movado and Concord watches primarily in Switzerland for sale throughout the world. ESQ and Tommy Hilfiger watches are manufactured to the Company's specifications by independent contractors located in Asia. ESQ watches are presently sold primarily in North America and the Caribbean. Tommy Hilfiger watches are presently sold throughout the world. Coach watches are assembled in Switzerland by independent contractors and sold primarily in North America, the Caribbean and Asia.

Movado

Founded in 1881 in La Chaux-de-Fonds, Switzerland, the Movado brand today includes a line of watches based on the design of the world famous Movado Museum watch and a number of other watch collections with more traditional dial designs. The design for the Movado Museum watch was the first watch design chosen by the Museum of Modern Art for its permanent collection. It has since been honored by 10 other museums throughout the world. All Movado watches have Swiss movements and are made with 14 or 18 karat gold, 18 karat gold finish, stainless steel or a combination of 18 karat gold finish and stainless steel. The majority of Movado watches have suggested retail prices between $850 and $4,100.

Concord

Concord was founded in 1908 in Bienne, Switzerland. All Concord watches have Swiss movements and are made with solid 18 karat or 14 karat gold, stainless steel or a combination of 18 karat gold and stainless steel. The majority of Concord watches have suggested retail prices between $1,700 and $14,000.

Coach

During fiscal 1999, the Company introduced Coach watches under an exclusive license with Coach, Inc. All Coach watches contain Swiss movements and are made with stainless steel, gold finish or a combination of stainless steel and gold finish with leather straps, stainless steel bracelets or gold finish bracelets. The majority of Coach watches have suggested retail prices ranging from $230 to $460.

ESQ

ESQ was launched in the second half of fiscal 1993 under an exclusive license agreement with The Hearst Corporation. All ESQ watches contain Swiss movements and are made with stainless steel, gold finish or a combination of stainless steel and gold finish, with leather straps, stainless steel bracelets or gold finish bracelets. The ESQ brand consists of sport and fashion watches with features and styles comparable to more expensive watches. The majority of ESQ watches have suggested retail prices ranging from $195 to $325.

Tommy Hilfiger

The Company launched Tommy Hilfiger watches in March 2001, under an exclusive agreement with Tommy Hilfiger Licensing, Inc., marketed under the TOMMY HILFIGER(R) and TOMMY(R) labels. Tommy Hilfiger watches feature quartz, digital or analog-digital movements, with stainless steel, titanium, aluminum, silver-tone, two-tone or gold-tone cases and bracelets, and leather, fabric, plastic or rubber straps. The line includes fashion and sport models with the majority of Tommy Hilfiger watches having suggested retail prices ranging from $65 to $125.

RETAIL OPERATIONS

The Company operates in two retail sectors, the luxury boutique market and the outlet market. At January 31, 2004, the Company's retail operations consisted of 17 Movado Boutiques and 26 outlet stores. Three additional Movado Boutiques are scheduled to open in the first half of fiscal year 2005. The Movado Boutiques, the first of which opened in 1998, sell selected models of Movado watches as well as proprietary jewelry, tabletop and accessory products. The jewelry, tabletop and accessory products are sold exclusively in the Movado Boutiques. The outlet stores serve as an effective vehicle to sell discontinued models and factory seconds of all of the Company's watches, jewelry, tabletop and accessory products.

WARRANTY AND REPAIR

The Company has service facilities around the world including five Company-owned service facilities and 208 authorized independent service centers worldwide. In addition, as part of the acquisition of the Ebel business on March 1, 2004, the Company acquired the after-sale service operations of Ebel S.A. located in La Chaux-de-Fonds, Switzerland, those of its French subsidiary and contracts with approximately 85 independent Ebel service centers worldwide. The Company conducts training sessions for and distributes technical information and updates to repair personnel in order to maintain consistency and quality at its service facilities and authorized independent service centers. The Company's products are covered by limited warranties against defects in materials and workmanship for periods ranging from two to ten years from the date of purchase for movements and up to five years for the gold plating on Movado watch casings and bracelets. Products that are returned under warranty to the Company are generally serviced by the Company's employees at its service facilities.

The Company retains adequate levels of component parts to facilitate after-sales service of its watches for an extended period of time after the discontinuance of such watches from its core range line.

ADVERTISING

Advertising is important to the successful marketing of the Company's watches. Hence, the Company devotes significant resources to advertising. Since 1972, the Company has maintained its own in-house advertising department which today focuses primarily on the implementation and management of global marketing and advertising strategies. The Company utilizes the creative development of advertising campaigns from outside agencies. Advertising expenditures totaled approximately 16.1%, 16.8% and 19.0% of net sales in fiscal 2004, 2003 and 2002, respectively. Advertising is developed individually for each of the Company's watch brands and is directed primarily to the end consumer rather than to trade customers. In addition, advertising is developed by targeting consumers with particular demographic characteristics appropriate to the image and price range of the brand. Advertisements are placed predominately in magazines and other print media, but are also created for radio and television campaigns, catalogues, outdoor and promotional materials.

BACKLOG

Historically, the Company has generated a significant portion of its backlog during the international trade fair held annually in Basel, Switzerland. The Basel Watch and Jewelry Fair is held in March or April every year and is the showcase for all global watch and jewelry companies where new product offerings are introduced and orders are taken for delivery throughout the course of the year. The 2004 Fair began on April 15, 2004 and the 2003 Fair was also in April. Therefore, there are no unfilled orders from the Fair included in the amounts of either year. At March 31, 2004, the Company had unfilled orders of approximately $ 20.2 million compared to $15.0 million at March 31, 2003. The unfilled orders include both confirmed orders and orders the Company believes will be confirmed based on the historic experience with the customers. It is customary for many of the Company's customers not to confirm their future orders with a formal purchase order until shortly before their desired delivery.

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

Ebel watches are currently assembled at the Ebel facility in La Chaux-de-Fonds, Switzerland using Swiss movements and other components from third party suppliers.

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

COMPETITION

The markets for each of the Company's watch brands are highly competitive. With the exception of the Swatch Group, Ltd., a large Swiss-based competitor, no single company competes with the Company across all of its brands. Certain companies, however, compete with Movado Group, Inc. with respect to one or more of its watch brands. Certain of these companies have, and other companies that may enter the Company's markets in the future may have, substantially greater financial, distribution, marketing and advertising resources than the Company. The Company's future success will depend, to a significant degree, upon its continued ability to compete effectively with regard to, among other things, the style, quality, price, advertising, marketing, distribution and availability of supply of the Company's watches and other products.

TRADEMARKS, PATENTS AND LICENSE AGREEMENTS

The Company owns the trademarks MOVADO(R), CONCORD(R) and, as of March 1, 2004, EBEL(R), as well as trademarks for the Movado Museum dial design, and related trademarks for watches and jewelry in the United States and in numerous other countries.

The Company licenses ESQUIRE(R), ESQ(R) and related trademarks on an exclusive basis for use in connection with the manufacture, distribution, advertising and sale of watches pursuant to an agreement with The Hearst Corporation ("Hearst License Agreement"). The current term of the Hearst License Agreement expires December 31, 2006, but contains options for renewal at the Company's discretion through December 31, 2018.

The Company licenses the trademark COACH(R) and related trademarks on an exclusive basis for use in connection with the manufacture, distribution, advertising and sale of watches pursuant to an agreement with Coach, Inc. ("Coach License Agreement"). The Coach License Agreement expires on January 31, 2008.

Under an agreement with Tommy Hilfiger Licensing, Inc. ("THLI"), the Company has been granted the exclusive license to use the trademark TOMMY HILFIGER(R) and related trademarks in connection with the manufacture of watches worldwide and in connection with the marketing, advertising, sale and distribution of watches at wholesale (and at retail through its outlet stores) in North America, Europe, Hong Kong, Australia, Southeast Asia (excluding Japan and Korea), the Caribbean, duty free and U.S. military shops worldwide. In addition, the Company has been granted the right to sell such watches in Latin and South America. The initial term of the license agreement with THLI expires December 31, 2006, but can be extended at the request of the Company through December 31, 2011, if the Company is in compliance with all material terms of the agreement.

The Company also owns, and has pending applications for, a number of design patents in the United States and internationally for various watch designs, as well as designs of watch cases, bracelets and jewelry.

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

EMPLOYEES

As of January 31, 2004, the Company had 943 full-time employees in its domestic and international operations. With the acquisition of the worldwide Ebel business, the Company also employed approximately 250 employees dedicated to Ebel production, distribution, marketing and sales, of whom 175 are employed in Ebel's La Chaux-de-Fonds facility. The Company has announced that it plans to reduce its La Chaux-de-Fonds workforce by approximately 70 employees. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement. The Company has never experienced a work stoppage due to labor difficulties and believes that its employee relations are good.

FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS AND SEASONALITY

Overview

The Company conducts its business primarily in two operating segments: Wholesale and Retail. The Company's Wholesale segment includes the designing, manufacturing and distribution of quality watches, in addition to revenue generated from after-sales service activities and shipping. The Retail segment includes the Company's Movado Boutiques and its outlet stores.

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


Domestic Wholesale

The Company sells all of its brands in the domestic market primarily through major jewelry store chains such as Helzberg Diamonds Corp., Sterling, Inc. and Zales Corporation; department stores, such as Finlay Fine Jewelry, Macy's, Neiman-Marcus and Saks Fifth Avenue; and independent jewelers. Sales to trade customers in the United States, Canada and the Caribbean are made directly by the Company's sales organization of approximately 130 employees. Of these employees, sales representatives are responsible for a defined geographic territory, specialize in a particular brand and sell to and service the independent jewelers within their territory. Their compensation is based on salary plus commission. The sales force also consists of account executives and account representatives who, respectively, sell to and service the chain and department store accounts. The latter typically handle more than one of the Company's brands and are compensated based on salary and incentives. In South America, the Company sells Tommy Hilfiger watches through an independent distributor.

The Company's domestic sales are traditionally greater during the Christmas and holiday season and are significantly more seasonal than its international sales. Consequently, the Company's net sales historically have been higher during the second half of the fiscal year. The second half of each year accounted for approximately 58.6%, 56.8% and 55.0% of the Company's net sales for the fiscal years ended January 31, 2004, 2003 and 2002, respectively. The amount of net sales and operating income generated during the second half of each fiscal year depends upon the general level of retail sales during the Christmas and holiday season, as well as economic conditions and other factors beyond the Company's control. The Company does not expect any significant change in the seasonality of its domestic business in the foreseeable future.

International Wholesale

The Company sells Movado, Concord and Coach watches and, as of March 1, 2004, Ebel watches, internationally through its own sales force of approximately 60 employees operating from the Company's sales and distribution offices in Hong Kong, Japan, Singapore and Switzerland. In addition, the Company sells Movado, Concord, Coach, Ebel and Tommy Hilfiger watches through a network of approximately 90 independent distributors operating in numerous countries around the world. A majority of the Company's arrangements with its international distributors are long-term, generally require certain minimum purchases and restrict the distributor from selling competitive products. International sales tend to be less seasonal than domestic sales, particularly those derived from the Middle Eastern and Asian markets.

Retail

The Company operates in two retail sectors, the luxury boutique market and the outlet market. The Company operates 17 Movado Boutiques in the luxury boutique market where Movado watches are sold as well as Movado jewelry, tabletop, accessories and other product line extensions. In the outlet market the Company operates 26 outlet stores, which sell the Company's discontinued models and factory seconds, and provide the Company with an organized and efficient method of reducing inventory without competing directly with trade customers.

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

The Company has adopted and will post on its website at www.movadogroupinc.com, prior to its 2004 annual meeting of shareholders, a Code of Business Conduct and Ethics that applies to all directors, officers and employees, including the Company's Chief Executive Officer, Chief Financial Officer and principal accounting and financial officers. The Company will post any amendments to the Code of Business Conduct and Ethics and any waivers that are required to be disclosed by SEC regulations on the Company's website. In addition, the Company's audit committee charter, compensation committee charter, nominating/corporate governance committee charter and corporate governance guidelines will also be posted on the Company's website prior to the Company's 2004 annual meeting of shareholders.

Item 2.  Properties

The Company leases various facilities in the United States, Canada, Switzerland and Asia for its corporate, manufacturing, distribution and sales operations. As of January 31, 2004, the Company's leased facilities were as follows:

                                                                        Square        Lease
Location                        Function                                Footage     Expiration
--------                        --------                                -------     ----------
Moonachie, New Jersey           Watch assembly, distribution and        100,000     May 2010
                                repair
Paramus, New Jersey             Executive offices                        80,400     June 2013
Bienne, Switzerland             Corporate functions, watch sales,        53,600     January 2007
                                distribution, assembly and repair
Markham, Canada                 Office, distribution and repair          11,200     June 2007
Kowloon, Hong Kong              Watch sales, distribution and repair      4,100     March 2009
Hackensack, New Jersey          Warehouse                                 6,600     July 2004
Chang An Dongguan, China        China office (market research)            9,600     March 2009
New York, New York              Public relations office                   2,700     April 2008
Grenchen, Switzerland           Watch sales                               2,800     December 2005
Coral Gables, Florida           Caribbean office, watch sales             1,500     November 2006
Tokyo, Japan                    Watch sales                               1,200     June 2004
Singapore                       Watch sales, distribution and repair      1,100     August 2004

The Company believes that its existing facilities are suitable and adequate for its current operations. The Company leases retail space averaging 1,600 square feet per store with leases expiring from July 2004 to June 2013 for the operation of the Company's 26 outlet stores. The Company also leases retail space for the operation of its Movado Boutiques, each of which averages 2,300 square feet (with the exception of the Company's flagship Movado Boutique in New York City which is 4,700 square feet) under leases expiring from January 2005 to January 2015.

With the acquisition of the Ebel worldwide business on March 1, 2004, the Company acquired a number of properties located in La Chaux-de-Fonds, Switzerland used in the production process, as well as an architecturally significant building in La Chaux-de-Fonds, and a building in Basel, Switzerland.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of fiscal 2004.

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Shareholder Matters

As of March 31, 2004, there were 46 holders of record of Class A Common Stock and, the Company estimates, approximately 2,124 beneficial owners of the Common Stock represented by 410 holders of record. The Common Stock is traded on the New York Stock Exchange under the symbol "MOV" and on March 31, 2004, the closing price of the Common Stock was $29.94. The quarterly high and low closing prices for the fiscal years ended January 31, 2004 and 2003 were as follows:

                              Fiscal 2004                    Fiscal 2003
                              -----------                    -----------
     Quarter Ended       Low              High          Low              High
     -------------       ---              ----          ---              ----
     April 30           $17.61           $20.50        $17.19           $22.69
     July 31            $19.88           $24.34        $18.04           $25.03
     October 31         $20.65           $24.25        $14.69           $19.92
     January 31         $25.14           $31.50        $16.52           $19.84

In connection with the October 7, 1993, public offering, each share of the then currently existing Class A Common Stock was converted into 10.46 shares of new Class A Common Stock, par value of $.01 per share (the "Class A Common Stock"). Each share of Common Stock is entitled to one vote per share and each share of Class A Common Stock is entitled to 10 votes per share on all matters submitted to a vote of the shareholders. Each holder of Class A Common Stock is entitled to convert, at any time, any and all such shares into the same number of shares of Common Stock. Each share of Class A Common Stock is converted automatically into Common Stock in the event that the beneficial or record ownership of such shares of Class A Common Stock is transferred to any person, except to certain family members or affiliated persons deemed "permitted transferees" pursuant to the Company's Amended Restated Certificate of Incorporation. The Class A Common Stock is not publicly traded and consequently, there is currently no established public trading market for these shares.

During the fiscal year ended January 31, 2003, the Board of Directors approved four $0.03 per share quarterly cash dividends on the Common Stock and Class A Common Stock. During the fiscal year ended January 31, 2004, the Board of Directors approved a $0.03 per share dividend in the first quarter and a $0.06 per share dividend in the second, third and fourth quarters. On March 10, 2004, the Board approved an increase in the quarterly cash dividend rate from $0.06 to $0.08 per share and approved a 2 for 1 stock split to be effected by means of a stock dividend distributable on June 25, 2004, to shareholders of record as of June 11, 2004, subject to shareholder approval of an increase in the number of authorized shares of Common Stock and Class A Common Stock at the annual shareholders meeting. The declaration and payment of future dividends, if any, will be at the sole discretion of the Board of Directors and will depend upon the Company's profitability, financial condition, capital and surplus requirements, future prospects, terms of indebtedness and other factors deemed relevant by the Board of Directors. See Notes 4 and 5 to the Consolidated Financial Statements regarding contractual restrictions on the Company's ability to pay dividends.

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

                                                                      Fiscal Year Ended January 31,
                                             ---------------------------------------------------------------------------------
                                                2004             2003             2002              2001             2000
                                             ---------------------------------------------------------------------------------
Statement of income data:
Net sales                                       $330,214         $300,077         $299,725          $320,841         $295,067
Cost of sales                                    129,908          115,907          115,653           123,392          126,667
Selling, general and administrative              165,525          152,394          157,799           163,317          152,631
                                             ------------     ------------    -------------     -------------    -------------
Total costs and expenses                         295,433          268,301          273,452           286,709          279,298
                                             ------------     ------------    -------------     -------------    -------------
Operating income                                  34,781           31,776           26,273            34,132           15,769
Interest expense, net                              3,044            3,916            5,415             6,443            5,372
Gain on disposition of business                        -                -                -                 -            4,752
Income before taxes and cumulative
effect of a change in accounting
principle                                         31,737           27,860           20,858            27,689           15,149

Provision for income taxes (1)                     8,886            7,801            3,735             6,922            1,428
                                             ------------     ------------    -------------     -------------    -------------
Income before cumulative effect of a
change in accounting principle                    22,851           20,059           17,123            20,767           13,721

Cumulative effect of a change in
accounting principle                                   -                -            (109)                 -                -
                                             ------------     ------------    -------------     -------------    -------------

Net income (2) (3)                               $22,851          $20,059          $17,014           $20,767         $ 13,721
                                             ============     ============    =============     =============    =============

Net income per share-Basic (2) (3)                 $1.90            $1.69            $1.46             $1.78            $1.10
Net income per share-Diluted (2) (3)               $1.84            $1.65            $1.42             $1.75            $1.06
Basic shares outstanding                          12,050           11,870           11,683            11,651           12,527
Diluted shares outstanding                        12,439           12,190           12,007            11,866           12,890
Cash dividends declared per share                  $0.21            $0.12            $0.12            $0.105            $0.10

Balance sheet data (end of period):
Working capital                                 $242,970         $219,420         $153,932          $154,637         $157,465
Total assets                                    $390,967         $345,154         $290,676          $290,405         $259,649
Long-term debt                                   $25,000          $35,000          $35,000           $40,000          $45,000
Shareholders' equity                            $274,712         $236,212         $172,470          $159,470         $147,815

(1) Reflects a lower estimated tax rate adjustment in fiscal 2002 due to a shift in global earnings mix.

(2) Fiscal 2000 includes an $8.3 million pre-tax or $0.46 per share after tax one-time charge and $4.8 million pre-tax or $0.28 per share after tax gain from the sale of the Company's Piaget business. Excluding these items, net income would have been $15.9 million or $1.24 per share on a diluted basis.

(3) Fiscal 2002 includes a pre-tax expense of $2.7 million relating to a one-time severance and early retirement charge. Excluding the one-time severance and early retirement charge and income tax rate adjustment, net income would have been $16.9 million or $1.40 per diluted share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Wholesale Sales. The primary factors that influence annual sales are general economic conditions in the Company's domestic and international markets, new product introductions, the level and effectiveness of advertising and marketing expenditures and product pricing decisions.

Approximately 13% of the Company's total sales are from international markets and therefore reported sales made in those markets are affected by foreign exchange rates. Significant portions of the Company's international sales are billed in Swiss francs and translated to U.S. dollars at average exchange rates for financial reporting purposes. With the acquisition of Ebel, the Company expects that a slightly higher percentage of its total sales will be derived from international markets in the future.

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

Retail Sales. The Company's retail operations consist of 17 Movado Boutiques and 26 outlet stores located throughout the United States. The Company does not have any retail operations outside of the United States.

The significant factors that influence annual sales volumes in the Company's retail operations are similar to those that influence domestic wholesale sales. In addition, many of the Company's outlet stores are located near vacation destinations and, therefore, the seasonality of these stores is driven by the peak tourist seasons associated with these locations.

Gross Margins. The Company's overall gross margins are primarily affected by four major factors: brand and product sales mix, product pricing strategy, manufacturing costs and the U.S. dollar/Swiss franc exchange rate.

Gross margins vary among the brands included in the Company's portfolio and also among watch models within each brand. Luxury and premium retail price point models generally earn lower gross margins than moderate price models. Gross margins in the Company's outlet business are lower than those of the wholesale business since the outlets primarily sell seconds and discontinued models that generally command lower selling prices. Gross margins from the sale of watches in the Movado Boutiques exceed those of the wholesale business since the Company earns full channel margins from manufacture to point of sale to the consumer.

All of the Company's brands compete with a number of other brands on the basis of not only styling but also wholesale and retail price. The Company's ability to improve margins through price increases is therefore, to some extent, constrained by competitors' actions.

Manufacturing costs of the Company's brands consist primarily of component costs, internal and subcontractor assembly costs and unit overhead costs associated with the Company's supply chain operations in Switzerland and Asia. The Company seeks to control and reduce component and subcontractor labor costs through a combination of negotiations with existing suppliers and alternative sourcing. The Company's supply chain operations consist of logistics management of assembly operations and product sourcing in Switzerland and Asia and minor assembly in Switzerland. Through productivity improvement efforts, the Company has controlled the level of overhead costs and maintained flexibility in its cost structure by outsourcing a significant portion of its component and assembly requirements and expects to extend this strategy over the near term.

Since a substantial amount of the Company's product costs are incurred in Swiss francs, fluctuations in the U.S. dollar/Swiss franc exchange rate can impact the Company's production costs and, therefore, its gross margins. The Company hedges its Swiss franc purchases using a combination of forward contracts, purchased currency options and spot purchases. The Company's hedging program has, in the recent past, been reasonably successful in helping to stabilize product costs and gross margins despite exchange rate fluctuations.

Selling, General and Administrative ("SG&A") Expenses. The Company's SG&A expenses consist primarily of advertising, selling, distribution and general and administrative expenses. Annual advertising expenditures are based principally on overall strategic considerations relative to maintaining or increasing market share in markets that management considers to be crucial to the Company's continued success as well as on general economic conditions in the various markets around the world in which the Company sells its products.

Selling expenses consist primarily of salaries, sales commissions, sales force travel and entertainment, expenses associated with the Basel Watch and Jewelry Fair and other industry trade shows and operating costs incurred in connection with the Company's retail business. Sales commissions vary with overall sales levels. Retail SG&A expenses consist primarily of salaries and store rents.

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

SG&A expenses over the last three years reflect the net effect of the Company's efforts to reduce spending, implement productivity improvements, and at the same time, invest in strategic growth initiatives, including the Movado Boutique expansion and the launch of the Tommy Hilfiger watch line.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and those significant policies are more fully described in Note 1 to MGI's consolidated financial statements. The preparation of these financial statements and the application of certain critical accounting policies require management to make judgments based on estimates and assumptions that affect the information reported. On an on-going basis, management reevaluates its estimates and judgments, including those related to sales discounts and markdowns, product returns, bad debt, inventories, income taxes, financing operations, warranty obligations, and contingencies and litigation. Management bases its estimates and judgments about the carrying values of assets and liabilities that are not readily apparent from other sources on historical experience, contractual commitments and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following are the critical accounting policies requiring significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

The Company recognizes its revenue upon transfer of title and risk of loss, or in the case of retail sales, at the time of register receipt. The Company records estimates for returns and sales and cash discount allowances in the same period the revenue is recorded. These estimates are based upon historical analysis, customer agreements and/or currently known factors that arise in the normal course of business. While such returns and allowances have historically been within management's expectations and the provisions established, future actual experience may differ from that experienced in the past.

Allowance for Doubtful Accounts

Accounts receivable are reduced by an allowance for amounts that may be uncollectible in the future. Estimates are used in determining the allowance for doubtful accounts and are based on the Company's on-going credit evaluations of the customers and customer payment history and account aging. While the actual bad debt losses have historically been within the Company's expectations and the allowances established, there can be no guarantee that the Company will continue to experience the same bad debt loss rates. As of January 31, 2004, there were no known situations with any of the Company's major customers which would indicate the customer's inability to make their required payments.

Inventories

The Company values its inventory at the lower of cost or market using the first-in, first-out (FIFO) method. The cost of finished goods and component inventories, held by overseas subsidiaries, are determined using average cost. The Company's management regularly reviews its sales to customers and customers' sell-through at retail to determine excess or obsolete inventory reserves. Inventory with less than acceptable turn rates is classified as discontinued and, together with the related component parts which can be assembled into saleable finished goods, is sold through the Company's outlet stores. When management determines that finished product and components are unsaleable in the Company's outlet stores, a reserve is established for the cost of those products and components. These estimates could vary significantly, either favorably or unfavorably, from actual requirements depending on future economic conditions, customer inventory levels or competitive conditions which may differ from the Company's expectations.

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

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. When such a determination has been made, management compares the carrying value of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss is recognized during that period. The impairment loss is calculated as the difference between asset carrying values and the present value of estimated net cash flows or comparable market values, giving consideration to recent operating performance and pricing trends. In Fiscal 2004, 2003 and 2002, there were no impairment losses related to long-lived assets.

Warranty

All watches sold by the Company are covered by limited warranties against defects in material and workmanship for periods ranging from two to ten years from the date of purchase for movements and up to five years for the gold plating for Movado watch cases and bracelets. The Company records an estimate for future warranty costs based on historical repair costs. Warranty costs have historically been within the Company's expectations and the provisions established. If such costs were to substantially exceed estimates, this could have an adverse affect on the Company's operating results.

Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax laws and tax rates, in each jurisdiction the Company operates, and applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date. In addition, the amounts of any future tax benefits are reduced by a valuation allowance to the extent such benefits are not expected to be realized on a more-likely-than-not basis. The Company calculates estimated income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for both book and tax purposes.

RESULTS OF OPERATIONS

The following is a discussion of the results of operations for fiscal 2004 compared to fiscal 2003 and fiscal 2003 compared to fiscal 2002 along with a discussion of the changes in financial condition during fiscal 2004.

The following are net sales by business segment (in thousands):

                                            Fiscal Years Ended January 31,
                                     -------------------------------------------
                                         2004           2003            2002
                                     -----------    -----------      -----------
       Wholesale:
           Domestic                    $224,866       $207,819         $204,685
           International                 44,475         38,376           47,868
       Retail                            60,873         53,882           47,172
                                     -----------    -----------      -----------
       Net Sales                       $330,214       $300,077         $299,725
                                     ===========    ===========      ===========

The following table presents the Company's results of operations expressed as a percentage of net sales for the fiscal years indicated:


                                                            Fiscal Years Ended January 31,
                                                            ------------------------------
                                                   2004                2003                  2002
                                             ---------------------------------------------------------

                                              % of net sales      % of net sales        % of net sales
                                             ---------------------------------------------------------
Net sales                                        100.0%                  100.0%                100.0%

Cost of sales                                     39.3%                   38.6%                 38.6%

Selling, general and administrative
expenses
                                                  50.1%                   50.8%                 52.6%

Interest expense, net                              0.9%                    1.3%                  1.8%

Net income                                         6.9%                    6.7%                  5.7%

Fiscal 2004 Compared to Fiscal 2003

Net Sales

Net sales in fiscal 2004 were $330.2 million, or 10.0% above fiscal 2003 sales of $300.1 million. For the year, sales increases were recorded in all brands and business segments.

Domestic Wholesale Net Sales

The domestic wholesale business increased by 8.2%, or $17.0 million, to $224.9 million. Double-digit sales increases were recorded in the Concord, Coach and Tommy Hilfiger brands and mid single-digit increases were recorded in Movado and ESQ. The increase in Concord sales was fueled by higher unit sales volume with the introduction of new more accessibly priced steel luxury products. The increase in sales in the Coach brand was attributable to the introduction of fashion newness in tandem with Coach's new product offerings. The Company intends to continue to focus on providing a seamless accessory to the Coach leather goods customer. The increases in Tommy Hilfiger brand sales reflect continued door expansion in North America as well as positive sell through at retail.

International Wholesale Net Sales

The international wholesale business was $44.5 million and was above prior year by 15.9%, or $6.1 million. The effect of currency translation and the weak U.S. dollar resulted in an increase in net sales of $3.9 million. Significant increases were recorded in Tommy Hilfiger as a result of international market expansion. Coach was above prior year in double digits with higher volume in the Asian and duty free business. The Movado business was below prior year as a result of difficult economic conditions in Europe and South America.

Retail Net Sales

Sales in the Company's retail segment increased by $7.0 million, or 13.0%, to $60.9 million. Strong comparable store sales increases of 20.1% were recorded in the Movado Boutiques. In addition, increases were recorded as a result of the expansion into seven new Movado Boutiques opened in fiscal 2004. At January 31, 2004, the Company operated 17 Movado Boutiques and 26 outlet stores as compared to 10 Movado Boutiques and 26 outlet stores at January 31, 2003.

Gross Margin

Gross margin for the year was $200.3 million, an increase of $16.1 million over prior year due to the higher sales volume. As a percent of sales, gross margin was 60.7% versus 61.4% prior year. The lower gross profit percentage is the result of a few factors. The continued negative effect of the weak U.S. dollar on Swiss purchases was the major factor. In addition, there was an unfavorable mix of sales within the business.

Selling, General and Administrative ("SG&A") Expenses

SG&A expenses of $165.5 million reflect an 8.6% increase from $152.4 million in fiscal 2003. As a percentage of sales, SG&A expenses were 50.1% as compared to 50.8% prior year. Included in the $13.1 million increase in SG&A expenses is approximately $2.7 million in higher costs as a result of the translation impact of the weak U.S. dollar. In addition, there was increased marketing spending of $2.6 million, which included the new Movado television campaign, increased operating costs of $4.4 million to support the seven new Movado Boutiques, and higher payroll and related costs.

Interest Expense

Interest expense in fiscal 2004 declined by $0.9 million from $3.9 million in fiscal 2003 to $3.0 million in fiscal 2004. The decrease was due to significantly lower weighted average bank borrowings. The average borrowings for fiscal 2004 were $50.5 million or 25.7% lower than fiscal 2003 borrowings of $68.0 million. This was due to favorable cash flow and working capital management.

Income Taxes

The Company's income tax provision amounted to $8.9 and $7.8 million in fiscal 2004 and 2003, respectively. This represents a 28% effective tax rate in both fiscal years. Management believes that with the acquisition of Ebel, a slightly higher percentage of its total sales will be derived from lower tax rate international markets; thereby slightly reducing the Company's overall effective rate in fiscal 2005.

Fiscal 2003 Compared to Fiscal 2002

Net Sales

Net sales in fiscal 2003 were $300.1 million, slightly above fiscal 2002 sales of $299.7 million. The wholesale business overall decreased by $6.4 million or 2.5%.

Domestic Wholesale Net Sales

The domestic wholesale business increased by 1.5% or $3.1 million, to $207.8 million. The domestic sales increase was fueled by door expansion and strong retail sell through of Tommy Hilfiger watches, double-digit growth in the Coach brand with the introduction of successful new products and higher sales in the Movado brand driven by strong new product introductions and solid marketing support. The increases were offset by lower volume in the luxury Concord brand and the moderately priced ESQ brand.

International Wholesale Net Sales

The international wholesale business was $38.4 million and was below fiscal 2002 by $9.5 million, or 19.8%. The effect of currency translation and the weak U.S. dollar resulted in an increase of $3.0 million. The weak economic environment in Europe and Asia resulted in sales declines in the Concord and Movado brands of $12.0 million, or 28.3%. This was partially offset by sales increases in the Tommy Hilfiger brand as a result of the launch in four European markets and higher sales in the Coach brand in Japan and the duty free business in Asia.

Retail Net Sales

Sales in the Company's retail segment increased by $6.7 million, or 14.2%, to $53.9 million, due mainly to year-on-year increases of three new Movado Boutiques and three new outlet stores opened in the latter half of fiscal 2002, plus the opening of one new outlet store in the latter part of fiscal 2003. In addition, comparable store sales increased by 4.2% and 5.5% in the Movado Boutiques and outlet stores, respectively. At January 31, 2003, the Company owned and operated 10 Movado Boutiques and 26 outlets as compared to 10 Movado Boutiques and 25 outlets at January 31, 2002.

Gross Margin

Gross margin for the year remained strong at 61.4% and was consistent with fiscal 2002 results.

Selling, General and Administrative ("SG&A") Expenses

SG&A expenses of $152.4 million reflect a 3.4% decline from $157.8 million in fiscal 2002. As a percentage of sales, SG&A expenses were 50.8% as compared to 52.6% prior year. The effect of currency translation and the weak U.S. dollar resulted in an increase of $1.6 million. The decrease in SG&A expenses of $5.4 million was the result of a $6.4 million reduction, or 11.3%, in marketing and advertising mainly due to decreased media and co-op spending in the international wholesale business, slight reductions in distribution expense and general and administrative expenses of $1.1 million, or 2.0%, from a $2.7 million one-time severance and early retirement charge in fiscal 2002, partially offset by higher rental expense and higher legal and bad debt expenses. In addition, selling expense increased by $2.1 million, or 4.7%, primarily to support the expansion of the Movado Boutiques.

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

LIQUIDITY AND FINANCIAL POSITION

At January 31, 2004, the Company had $82.1 million of cash and cash equivalents as compared to $38.4 million in the prior year. The $43.7 million increase in cash was primarily derived from $51.6 million of cash generated from operating activities, somewhat offset by $11.5 million in cash used in investing activities primarily for capital expenditures to support the Movado Boutique expansion and normal information systems spending and $1.9 million of cash used in financing activities, primarily related to amounts associated with dividends paid to shareholders.

The Company's major source of funds has been cash generated from operations. In fiscal 2004, 2003 and 2002, the Company generated cash from operations of $51.6 million, $33.3 million and $16.5 million, respectively. This positive cash flow has been the source to fund the Company's growth initiatives, as well as to pay down short-term and long-term debt and to pay dividends.

Accounts receivable at January 31, 2004 were $88.8 million as compared to $94.4 million in the prior year. The decrease is the result of a shift in the mix of business as well as improved global cash collections. These decreases more than offset the negative effects of currency translation. Inventories at January 31, 2004 were $121.7 million as compared to $111.7 million in the prior year. Since 48.3% of the inventory is held in Switzerland and Canada, the year-on-year translation in the balance sheet includes the effect of the weaker U.S. dollar in fiscal 2004. The effect of the currency translation was an increase of $4.8 million. The reason for the remaining growth was higher inventory to support the seven new Movado Boutiques slightly offset by lower wholesale inventory.

The Company used cash of $11.5 million in fiscal 2004, $7.0 million in fiscal 2003 and $14.7 million in fiscal 2002 for investing activities, primarily for capital expenditures.

Capital expenditures totaled $10.8 million in fiscal 2004. The spending was primarily for the build out of the seven new Movado Boutiques ($6.5 million), systems hardware and software investment ($2.2 million) and remodeling of existing retail operations ($1.4 million). In fiscal 2003, capital expenditures were $6.5 million and related primarily to the build out of new Movado Boutiques opened in the Miami, Florida area in February 2003, various information systems projects and enhancements, the addition of a state-of-the-art jewelry vault in the Company's Moonachie, New Jersey distribution center and the addition of a new outlet store. Capital expenditures amounting to $13.9 million in fiscal 2002 relate primarily to the relocation of the Company's U.S. headquarters, opening two new Movado Boutiques and the flagship Movado Boutique in New York City, various information systems projects and expansion of the Company's network of outlet stores. The Company expects that annual capital expenditures in the near term will approximate the fiscal year 2002 levels. These expenditures will relate primarily to leasehold improvements, furniture and fixtures for new Movado Boutiques, management information systems projects and store renovations.

Cash used in financing activities amounted to $1.9 million in fiscal 2004. This compares to $11.1 million and $6.9 million of cash used in financing activities in fiscal 2003 and 2002, respectively. Cash used in financing activities during fiscal 2004 was primarily for dividends paid to shareholders. In fiscal 2003 and 2002, cash was used primarily to pay short-term and long-term debt.

At January 31, 2004, the Company had two series of Senior Notes outstanding. Senior Notes due January 31, 2005 were originally issued in a private placement completed in fiscal 1994. These notes have required annual principal payments of $5.0 million since January 1998 and bear interest of 6.56% per annum. The Company did not repay any principal in fiscal 2004 due to timing of when principal payment is due. The Company repaid $5.0 million in principal of these notes in each of fiscal 2003 and 2002. At January 31, 2004, $10.0 million in principal of these notes remained outstanding, of which $5.0 million was paid on February 2, 2004, with the remaining $5.0 million to be paid on January 31, 2005.

During fiscal 1999, the Company issued $25.0 million of Series A Senior Notes under a Note Purchase and Private Shelf Agreement dated November 30, 1998. The $25.0 million Series A Senior Notes bear interest at 6.90%, mature on October 30, 2010, and are subject to annual repayments of $5.0 million commencing October 31, 2006.

As of March 21, 2004, the Company amended its Note Purchase and Private Shelf Agreement, originally dated March 21, 2001, to expire on March 21, 2007. This agreement allows for the issuance, for up to three years after the date thereof, of senior promissory notes in the aggregate principal amount of up to $40.0 million with maturities up to 12 years from their original date of issuance. As of January 31, 2004 and 2003, there were no amounts outstanding under the agreement.

On June 17, 2003, the Company completed the renewal of its revolving credit line with its bank group. The agreement provides for a three year $75.0 million unsecured revolving line of credit and $15.0 million of uncommitted working capital lines. The line of credit expires on June 17, 2006. The Company had no outstanding borrowings under its bank lines at January 31, 2004 and January 31, 2003, respectively.

Under a series of share repurchase authorizations approved by the Board of Directors, the Company has maintained a discretionary buy-back program. There were no shares repurchased under the repurchase program during fiscal 2004 or fiscal 2003. As of January 31, 2004, the Company had authority to repurchase additional shares for up to $4.5 million against an aggregate authorization of $30.0 million.

For fiscal 2004, treasury shares increased by 493,435 as the result of cashless exercises of stock options for 642,900 shares of stock.

Cash dividends in fiscal 2004 amounted to $2.5 million compared to $1.6 million in fiscal 2003 and $1.4 million in fiscal 2002.

At January 31, 2004, the Company had working capital of $243.0 million as compared to $219.4 million in the prior year. The increase in working capital was predominantly the result of higher cash, lower debt and an increase in assets related to hedging derivatives and the translation of Swiss and Canadian inventories. The Company ended fiscal 2004 with no short-term borrowings and negative net debt of $47.1 million as compared to no short-term borrowings and negative net debt of $3.4 million ending fiscal 2003. Net debt is calculated as cash and cash equivalents less short-term and long-term notes.

In summary, the Company made significant progress in generating positive cash flow from operating activities in each of the fiscal years 2004, 2003 and 2002. The Company believes it will continue to generate positive cash flow from operations in the future.

On March 1, 2004, the Company used 47.9 million Swiss francs in cash (approximately $37.8 million based on exchange rates as of that date), to complete the acquisition of the Ebel business from LVMH Moet Hennessy Louis Vuitton pursuant to a Share Purchase and Transfer of Assets and Liabilities Agreement, dated December 22, 2003.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Payments due by period (in thousands):

                                                         Less than 1            1-3                4-5             More than 5
                                         Total              year               years              years               years
                                        -------            -------            -------            -------            -------
Contractual Obligations:
Long-Term Debt Obligations              $35,000            $10,000            $ 5,000            $10,000            $10,000
Operating Lease Obligations              67,508              9,456             17,883             14,304             25,865
Revolving Credit Lines                        -                  -                  -                  -                  -
                                        -------            -------            -------            -------            -------
Total Contractual Obligations          $102,508            $19,456            $22,883            $24,304            $35,865
                                        =======            =======            =======            =======            =======

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company's consolidated financial position, results of operations or cash flows as the Company does not currently have any such instruments.

In January 2003, FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities" was issued. FIN 46 provides guidance on consolidating variable interest entities and applies immediately to variable interests created after January 31, 2003. In December 2003, the FASB revised and superceded FIN 46 with the issuance of FIN 46R in order to address certain implementation issues which will be adopted in the first reporting period ending after March 15, 2004. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics. The adoption of FIN 46 did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition. SAB 104 supercedes SAB 101, Revenue Recognition in Financial Statements to include the guidance from Emerging Issues Task Force EITF 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables." The adoption of SAB 104 did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Foreign Currency Exchange Rate Risk

The Company's primary market risk exposure relates to foreign currency exchange risk (see Note 6 to the Consolidated Financial Statements). The majority of the Company's purchases are denominated in Swiss francs. The Company reduces its exposure to the Swiss franc exchange rate risk through a hedging program. Under the hedging program, the Company purchases various financial instruments, predominately forward and option contracts. These derivatives are used either to
(a) hedge the Company's Swiss franc liabilities and are fair valued with the change in fair value reflected in earnings or (b) are documented as SFAS No. 133 cash flow hedges, and the gains and losses on this latter hedging activity are first reflected in other comprehensive income, and then later classified to earnings. In both cases, the earnings impact is partially offset by the effects of currency movements on the underlying hedged transactions. If the Company did not engage in a hedging program, any change in the Swiss franc to local currency would have an equal effect on the Company's cost of sales. In addition, the Company hedges its Swiss franc payable exposure with forward contracts. As of January 31, 2004, the Company's entire net forward contracts hedging portfolio consisted of 150.0 million Swiss francs equivalent for various expiry dates ranging through December 30, 2004. The Company did not hold any Swiss franc option contracts related to cash flow hedges as of January 31, 2004.

In November 2002, the Company's Board of Directors authorized the hedging of the Company's Swiss franc denominated investment in its wholly-owned Swiss subsidiaries using purchase options under certain limitations. These hedges are treated as net investment hedges under SFAS No. 133. As of January 31, 2004, the Company's purchased option hedge portfolio related to net investment hedging amounted to 50.0 million Swiss francs with various expiry dates ranging through September 27, 2006.

Commodity Risk

Additionally, the Company has a hedging program related to gold used in the manufacturing of the Company's watches. Under this hedging program, the Company purchases various commodity derivative instruments, primarily future contracts. These derivatives are documented as SFAS No. 133 cash flow hedges, and gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified to earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. If the Company did not engage in a gold hedging program, any changes in the gold price would have an equal effect on the Company's cost of sales. The Company did not hold any future contracts in its gold hedge portfolio related to cash flow hedges as of January 31, 2004.

Debt and Interest Rate Risk

In addition, the Company has certain debt obligations with variable interest rates, which are based on LIBOR plus a fixed additional interest rate. The Company does not hedge these interest rate risks. The Company also has certain debt obligations with fixed interest rates. The differences between the market based interest rates at January 31, 2004, and the fixed rates were unfavorable. The Company believes that a 1% change in interest rates will affect the Company's net income by approximately $0.1 million, which is not material.

Item 8.  Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Schedule                  Page
                                                                         Number                  Number
                                                                         ------                  ------
Report of Independent Auditors                                                                    F-1

Consolidated Statements of Income for the fiscal years ended
January 31, 2004, 2003 and 2002                                                                   F-2

Consolidated Balance Sheets at January 31, 2004 and 2003                                          F-3

Consolidated Statements of Cash Flows for the fiscal years
      ended January 31, 2004, 2003 and 2002                                                       F-4

Consolidated Statements of Changes in Shareholders' Equity
      for the fiscal years ended January 31, 2004, 2003 and 2002                                  F-5

Notes to Consolidated Financial Statements                                                    F-6 to F-23

Valuation and Qualifying Accounts and Reserves                             II                     S-1

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in making known to them, in a timely manner, material information relating to the Company and the Company's consolidated subsidiaries required to be disclosed in the Company's reports filed or submitted under the Exchange Act.

There has been no change in the Company's internal control over financial reporting during the quarter ended January 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

It should be noted that while the Company's Chief Executive Officer and Chief Financial Officer believe that the Company's disclosure controls and procedures provide a reasonable level of assurance that they are effective, they do not expect that the Company's disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The information required by this item is included in the Company's Proxy Statement for the 2004 annual meeting of shareholders under the captions "Election of Directors" and "Management" and is incorporated herein by reference.

Information on the beneficial ownership reporting for the Company's directors and executive officers is contained in the Company's Proxy Statement for the 2004 annual meeting of shareholders under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

Information on the Company's Audit Committee and Audit Committee Financial Expert is contained in the Company's Proxy Statement for the 2004 annual meeting of shareholders under the caption "Information Regarding the Board of Directors and Its Committees" and is incorporated herein by reference.

The Company has adopted and will post on its website at www.movadogroupinc.com, prior to its 2004 annual meeting of shareholders, a Code of Business Conduct and Ethics that applies to all directors, officers and employees, including the Company's Chief Executive Officer, Chief Financial Officer and principal financial and accounting officers. The Company will post any amendments to the Code of Business Conduct and Ethics, and any waivers that are required to be disclosed by SEC regulations, on the Company's website.

Item 11.  Executive Compensation

The information required by this item is included in the Company's Proxy Statement for the 2004 annual meeting of shareholders under the captions "Executive Compensation" and "Compensation of Directors" and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this item is included in the Company's Proxy Statement for the 2004 annual meeting of shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information required by this item is included in the Company's Proxy Statement for the 2004 annual meeting of shareholders under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is included in the Company's Proxy Statement for the 2004 annual meeting of shareholders under the captain "Fees Paid to PricewaterhouseCoopers LLP" and is incorporated herein by reference.

                                     PART IV


Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    Documents filed as part of this report
       --------------------------------------

       1.  Financial Statements:

           See Financial Statements Index on page 25 included in Item 8 of Part II of this annual report.

       2.  Financial Statement Schedule:

           Schedule II                Valuation and Qualifying
                                      Accounts and Reserves

           All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

       3.  Exhibits:

           Incorporated herein by reference is a list of the Exhibits contained in the Exhibit Index on pages 31 through 36 of this annual report.

(b)    Current Reports on Form 8-K
       ---------------------------

       The Company filed a report on Form 8-K (Item 7) on December 22, 2003 for a press release, dated December 22, 2003, announcing the execution of an agreement to acquire Ebel from LVMH Moet Hennessy Louis Vuitton.

       The Company furnished a report on Form 8-K (Item 12) on December 2, 2003 for a press release, dated December 2, 2003, announcing financial results for the quarter ended October 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         MOVADO GROUP, INC.
                                                            (Registrant)

Dated:  April 15, 2004                  By: /s/ Gedalio Grinberg
                                           -----------------------
                                           Gedalio Grinberg
                                           Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Dated:   April 15, 2004                    /s/ Gedalio Grinberg
                                           -----------------------
                                           Gedalio Grinberg
                                           Chairman of the Board of Directors

Dated:   April 15, 2004                    /s/ Efraim Grinberg
                                           -----------------------
                                           Efraim Grinberg
                                           President and Chief Executive Officer

Dated:   April 15, 2004                    /s/ Richard J. Cote
                                           -----------------------
                                           Richard J. Cote
                                           Executive Vice President and
                                           Chief Operating Officer

Dated:   April 15, 2004                    /s/ Eugene J. Karpovich
                                           -----------------------
                                           Eugene J. Karpovich
                                           Senior Vice President and
                                           Chief Financial Officer

Dated:   April 15, 2004                    /s/ Margaret Hayes Adame
                                           ------------------------
                                           Margaret Hayes Adame
                                           Director

Dated:   April 15, 2004                    /s/ Donald Oresman
                                           -----------------------
                                           Donald Oresman
                                           Director

Dated:   April 15, 2004                    /s/ Leonard L. Silverstein
                                           -----------------------
                                           Leonard L. Silverstein
                                           Director

Dated:   April 15, 2004                    /s/ Alan H. Howard
                                           -----------------------
                                           Alan H. Howard
                                           Director

Dated:   April 15, 2004                    /s/ Nathan Leventhal
                                           -----------------------
                                           Nathan Leventhal
                                           Director

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

4.4 Note Purchase and Private Shelf Agreement dated as of March 21, 2001 between the Registrant and The Prudential Insurance Company of America. Incorporated herein by reference to Exhibit 4.4 to the Registrant's Annual Report on Form 10-K for the year ended January 31, 2001. *

4.5 Amendment dated as of March 21, 2004 to Note Purchase and Private Shelf Agreement dated as of March 21, 2001 between the Registrant and the Prudential Insurance
         Company of America.

10.1 Amendment Number 1 to License Agreement dated December 9, 1996 between Registrant as Licensee and Coach, a division of Sara Lee Corporation as Licensor, dated as of February 1, 1998. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly

Exhibit                                                            Sequentially
Number                Description                                  Numbered Page
------                -----------                                  -------------
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

10.4 Registrant's 1996 Stock Incentive Plan amending and restating the 1993 Employee Stock Option Plan. Incorporated herein by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1996.*

10.5 Lease dated August 10, 1994 between Rockefeller Center Properties, as landlord and SwissAm, Inc., as tenant for space at 630 Fifth Avenue, New York, New York. Incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994.

10.6 Death and Disability Benefit Plan Agreement dated September 23, 1994 between the Registrant and Gedalio Grinberg. Incorporated herein by reference to Exhibit
         10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1994. *

10.7     Registrant's amended and restated Deferred
         Compensation Plan for Executives effective January 1,
         1998. Incorporated herein by reference to Exhibit
         10.25 to the Registrant's Annual Report on Form 10-K for the year ended January 31, 1998. *

10.8     License Agreement dated December 9, 1996 between the
         Registrant and Sara Lee Corporation. Incorporated herein by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the year ended January 31, 1997.

Exhibit                                                            Sequentially
Number                Description                                  Numbered Page
------                -----------                                  -------------
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

10.12 Severance Agreement dated December 15, 1999, and entered into December 16, 1999 between the Registrant and Richard J. Cote. Incorporated herein by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the year ended January 31, 2000. *

10.13 Lease made December 21, 2000 between the Registrant and Mack-Cali Realty, L.P. for premises in Paramus, New Jersey together with First Amendment thereto made December 21, 2000. Incorporated herein by reference to
         Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended January 31, 2000.

Exhibit                                                            Sequentially
Number                Description                                  Numbered Page
------                -----------                                  -------------
10.14    Lease Agreement dated May 22, 2000 between Forsgate
         Industrial Complex and the Registrant for premises located at 105 State Street, Moonachie, New Jersey.
         Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed for the quarter ended April 30, 2000.

10.15 Second Amendment of Lease dated July 26, 2001 between Mack-Cali Reality, L.P., as landlord, and Movado Group, Inc., as tenant, further amending lease dated as of December 21, 2000. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed for the quarter ended October 31, 2001.

10.16 Third Amendment of Lease dated November 6, 2001 between Mack-Cali Realty, L.P., as lessor and Movado Group, Inc., as lessee, for additional space at Mack-Cali II, One Mack Drive, Paramus, NJ. Incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed for the quarter ended October 31, 2001.

10.17    Amendment Number 2 to Registrant's 1996 Stock
         Incentive Plan dated March 16, 2001. Incorporated herein by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the year ended January 31, 2002.*

10.18    Amendment Number 3 to Registrant's 1996 Stock
         Incentive Plan approved June 19, 2001. Incorporated herein by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year ended January 31, 2002. *

10.19 Amendment Number 3 to License Agreement dated December 9, 1996, as previously amended, between the Registrant, Movado Watch Company S.A. and Coach, Inc. dated as of January 30, 2003. Incorporated herein by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the year ended January 31, 2002.

Exhibit                                                            Sequentially
Number                Description                                  Numbered Page
------                -----------                                  -------------
10.20 Amended and Restated Master Promissory Note Agreement dated June 21, 2001 between the Registrant and Fleet
         National Bank. Incorporated herein by reference to
         Exhibit 10.30 to the Registrant's Annual Report on
         Form 10-K for the year ended January 31, 2002.

10.21 Line of Credit Letter Agreement dated August 20, 2001 between the Registrant and The Bank of New York. Incorporated herein by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the year ended January 31, 2002.

10.22 First Amendment to the License Agreement dated June 3, 1999 between Tommy Hilfiger Licensing, Inc., Registrant and Movado Watch Company S.A. entered into January 16, 2002. Incorporated herein by reference to
         Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2002.

10.23 Second Amendment to the License Agreement dated June 3, 1999 between Tommy Hilfiger Licensing, Inc., Registrant and Movado Watch Company S.A. entered into August 1, 2002. Incorporated herein by reference to
         Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2002.

10.24 Amendment dated June 17, 2003 to Line of Credit Agreement between the Registrant and the Bank of New York dated August 20, 2001. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.

10.25 Line of Credit Letter Agreement dated June 24, 2003 between the Registrant and Fleet National Bank, as amended July 28, 2003. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.

Exhibit                                                            Sequentially
Number                Description                                  Numbered Page
------                -----------                                  -------------
10.26 Endorsement Agreement dated as of April 4, 2003 between the Registrant and The Grinberg Family Trust.
         Incorporated herein by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year ended January 31, 2003.

10.27 Revolving Credit Agreement dated June 17, 2003 between the Registrant, Concord Watch Company S.A., Movado Watch Company S.A., the Lenders signatory thereto and JP Morgan Chase Bank as Administrative Agent, Swingline Bank and Issuing Bank. Incorporated herein by reference to Exhibit 10.3 to the Registrant's quarterly report on Form 10-Q for the quarter ended July 30, 2003.

10.28 Waiver and Amendment dated as of February 27, 2004 among the Registrant, Concord Watch Company S.A., Movado Watch Company S.A., each of the Lenders signatory to the Credit Agreement and JP Morgan Chase Bank as Administrative Agent, Swingline Bank and

10.29    Fifth Amendment of Lease dated October 20, 2003 between
         Mack-Cali Realty, L.P. as landlord and the Registrant as tenant further amending the lease dated as of December 21, 2000.

21.1     Subsidiaries of the Registrant

23.2     Consent of PricewaterhouseCoopers LLP

31.1     Certification of Principal Executive Officer

31.2     Certification of Principal Financial Officer

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002.

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002.

* Constitutes a compensatory plan or arrangement.

                 REPORT OF INDEPENDENT AUDITORS
                 ------------------------------

To the Board of Directors and Shareholders of Movado Group, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Movado Group, Inc. and its subsidiaries at January 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 10, 2004

                       MOVADO GROUP, INC.
               CONSOLIDATED STATEMENTS OF INCOME
            (in thousands, except per share amounts)

                                                            Fiscal Year Ended January 31,
                                                        ----------------------------------
                                                           2004         2003        2002
                                                        ---------    ---------   ---------
Net sales                                               $ 330,214    $ 300,077   $ 299,725
                                                        ---------    ---------   ---------

Costs and expenses:
       Cost of sales                                      129,908      115,907     115,653
       Selling, general and administrative                165,525      152,394     157,799
                                                        ---------    ---------   ---------

Total costs and expenses                                  295,433      268,301     273,452
                                                        ---------    ---------   ---------

Operating income                                           34,781       31,776      26,273

Interest expense, net                                       3,044        3,916       5,415
                                                        ---------    ---------   ---------

Income before income taxes and cumulative effect of a
change in accounting principle                             31,737       27,860      20,858

Provision for income taxes                                  8,886        7,801       3,735
                                                        ---------    ---------   ---------

Income before cumulative effect of a change in
accounting principle                                       22,851       20,059      17,123

Cumulative effect of  a change in accounting
principle, net of a tax benefit of $42                         --           --        (109)
                                                        ---------    ---------   ---------

Net income                                              $  22,851    $  20,059   $  17,014
                                                        =========    =========   =========

Basic income per share
     Income before cumulative effect of a change in
     accounting principle                               $    1.90    $    1.69   $    1.47
     Cumulative effect of a change in  accounting
     principle                                                 --           --       (0.01)
                                                        ---------    ---------   ---------
Net income per share                                    $    1.90    $    1.69   $    1.46
                                                        =========    =========   =========
Weighted basic average shares outstanding                  12,050       11,870      11,683
                                                        =========    =========   =========
Diluted income per share
     Income before cumulative effect of a change in
     accounting principle                               $    1.84    $    1.65   $    1.43
     Cumulative effect of a change in accounting
     principle                                                 --           --       (0.01)
                                                        ---------    ---------   ---------
Net income per share                                    $    1.84    $    1.65   $    1.42
                                                        =========    =========   =========
Weighted diluted average shares outstanding                12,439       12,190      12,007
                                                        =========    =========   =========

         See Notes to Consolidated Financial Statements

                       MOVADO GROUP, INC.
                  CONSOLIDATED BALANCE SHEETS
       (in thousands, except share and per share amounts)

                                                                           January 31,
                                                                    ----------------------
                                                                       2004         2003
                                                                    ---------    ---------
ASSETS
Current assets:
        Cash                                                        $  82,083    $  38,365
        Trade receivables, net                                         88,800       94,438
        Inventories, net                                              121,678      111,736
        Other                                                          27,932       36,646
                                                                    ---------    ---------
            Total current assets                                      320,493      281,185

Property, plant and equipment, net                                     42,112       39,939
Other assets                                                           28,362       24,030
                                                                    ---------    ---------

            Total assets                                            $ 390,967    $ 345,154
                                                                    =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Current portion of long-term debt                           $  10,000    $      --
        Accounts payable                                               23,631       22,712
        Accrued payroll and benefits                                    8,033        6,010
        Accrued liabilities                                            17,748       16,725
        Current taxes payable                                          12,150       11,467
        Deferred income taxes                                           5,961        4,851
                                                                    ---------    ---------
            Total current liabilities                                  77,523       61,765

Long-term debt                                                         25,000       35,000
Deferred and noncurrent income taxes                                    2,282        4,229
Other liabilities                                                      11,449        7,948
                                                                    ---------    ---------
            Total liabilities                                         116,254      108,942
                                                                    ---------    ---------

Commitments and contingencies (Notes 10 and 16)

Shareholders' equity:
        Preferred Stock, $0.01 par value, 5,000,000 shares
            authorized; no shares issued                                   --           --
        Common Stock, $0.01 par value, 20,000,000 shares
            authorized; 10,861,631 and 10,057,367 shares issued,
            respectively                                                  109          101
        Class A Common Stock, $0.01 par value, 10,000,000 shares
            authorized; 3,400,906 and 3,428,277 shares issued and
            outstanding, respectively                                      34           34
        Capital in excess of par value                                 89,491       72,145
        Retained earnings                                             192,601      172,287
        Accumulated other comprehensive income                         34,473       19,386
        Treasury Stock, 2,040,591 and 1,547,156 shares at cost,
        respectively                                                  (41,995)     (27,741)
                                                                    ---------    ---------
            Total shareholders' equity                                274,713      236,212
                                                                    ---------    ---------


            Total liabilities and shareholders' equity              $ 390,967    $ 345,154
                                                                    =========    =========

         See Notes to Consolidated Financial Statements

                       MOVADO GROUP, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands)

                                                                         Fiscal Year Ended January 31,
                                                                       --------------------------------
                                                                         2004        2003        2002
                                                                       --------    --------    --------
Cash flows from operating activities:
    Net income                                                         $ 22,851    $ 20,059    $ 17,014
    Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization                                 9,973       8,369       7,550
            Deferred and noncurrent income taxes                            188        (294)     (1,859)
            Provision for losses on accounts receivable                   2,290       1,987       1,384
            Provision for inventories                                       993         830         756
            Loss on disposition of leasehold improvements, furniture
                and fixtures                                                109          --         492
            Tax benefit from stock options exercised                      2,511         489         685

    Changes in current assets and liabilities:
            Trade receivables                                             4,583      (2,602)      4,185
            Inventories                                                  (6,248)     (4,815)     (5,372)
            Other current assets                                         12,179      14,236          64
            Accounts payable                                                160      (2,989)     (4,443)
            Accrued liabilities                                             987      (2,734)     (2,177)
            Accrued payroll and benefits                                  2,023        (811)       (198)
            Deferred and current taxes payable                              543       2,465      (3,051)
            Other noncurrent assets                                      (4,997)       (248)     (6,234)
            Other noncurrent liabilities                                  3,502        (636)      7,750
                                                                       --------    --------    --------
               Net cash provided by operating activities                 51,647      33,306      16,546
                                                                       --------    --------    --------

Cash flows from investing activities:
            Capital expenditures                                        (10,830)     (6,525)    (13,902)
            Trademarks                                                     (653)       (514)       (807)
                                                                       --------    --------    --------
               Net cash used in investing activities                    (11,483)     (7,039)    (14,709)
                                                                       --------    --------    --------

Cash flows from financing activities:
            Repayment of Senior Notes                                        --      (5,000)     (5,000)
            Net payment of current bank borrowings                           --      (6,500)     (2,300)
            Stock options exercised and other changes                       589       2,037       1,780
            Dividends paid                                               (2,537)     (1,602)     (1,360)
                                                                       --------    --------    --------
               Net cash used in financing activities                     (1,948)    (11,065)     (6,880)
                                                                       --------    --------    --------

Effect of exchange rate changes on cash and cash equivalents              5,502       6,192      (1,045)
                                                                       --------    --------    --------
Net increase (decrease) in cash and cash equivalents                     43,718      21,394      (6,088)

Cash and cash equivalents at beginning of year                           38,365      16,971      23,059
                                                                       --------    --------    --------
Cash and cash equivalents at end of year                               $ 82,083    $ 38,365    $ 16,971
                                                                       ========    ========    ========

         See Notes to Consolidated Financial Statements

                       MOVADO GROUP, INC.
   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
            (in thousands, except per share amounts)

                                                                                                       Accumulated
                                                                                                          Other
                                                                                                         Compre-
                                                                      Class A   Capital in               hensive
                                            Preferred     Common      Common    Excess of   Retained     Income      Treasury
                                              Stock       Stock       Stock     Par Value   Earnings     (Loss)       Stock
                                             --------    --------    --------   ---------   --------     --------    --------
Balance, January 31, 2001                    $     --    $     96    $     35    $ 67,242   $138,176     ($18,169)   ($27,910)
    Net income                                                                                17,014
    Dividends ($0.12 per share)                                                               (1,360)
    Stock options exercised, net of tax
        of $685                                                 2                   1,863
    Employee stock bonus plan                                                                                             219
    Supplemental executive retirement plan                                            379
    Accounting change, net of tax of $143                                                                     367
    Net unrealized gain on investments,
        net of tax of $77                                                                                     199
    Net change in effective portion of
        hedging contracts, net of tax
        of $99                                                                                               (449)
    Foreign currency translation adjustment                                                                (5,234)
                                             --------    --------    --------    --------   --------     --------    --------
  Balance, January 31, 2002                  $     --    $     98    $     35    $ 69,484   $153,830     ($23,286)   ($27,691)
    Net income                                                                                20,059
    Dividends ($0.12 per share)                                                               (1,602)
    Stock options exercised, net of tax
        of $489                                                 2                   2,631                                (135)
    Employee stock bonus plan                                                                                              85
    Supplemental executive retirement plan                                             30
    Net unrealized loss on investments,
        net of tax of $25                                                                                     (82)
   Net change in effective portion of
        hedging contracts, net of tax
        of $2,709                                                                                           4,584
    Foreign currency translation adjustment                                                                38,170
    Conversion of Class A Common Stock
        to Common Stock                                         1          (1)
                                             --------    --------    --------    --------   --------     --------    --------
Balance, January 31, 2003                    $     --    $    101    $     34    $ 72,145   $172,287     $ 19,386    ($27,741)
    Net income                                                                                22,851
    Dividends ($0.21 per share)                                                               (2,537)
    Stock options exercised, net of tax
        of $2,511                                               8                  16,861                             (14,254)
    Supplemental executive retirement plan                                            170
    Restricted stock amortization less
        cancellations                                                                 315
    Net unrealized gain on investments,
        net of tax of $89                                                                                     139
    Net change in effective portion of
        hedging contracts, net of tax
        of $2,212                                                                                          (3,434)
    Foreign currency translation adjustment                                                                18,382
                                             --------    --------    --------    --------   --------     --------    --------
Balance, January 31, 2004                    $     --    $    109    $     34    $ 89,491   $192,601     $ 34,473    ($41,995)
                                             ========    ========    ========    ========   ========     ========    ========

         See Notes to Consolidated Financial Statements

NOTES TO MOVADO GROUP INC.'S CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Movado Group, Inc. (the "Company") is a designer, manufacturer and distributor of quality watches with prominent brands in almost every price category comprising the watch industry. In fiscal 2004, the Company marketed five distinctive brands of watches: Movado, Concord, ESQ, Coach and Tommy Hilfiger, which compete in most segments of the watch market.

The Company designs, manufactures and contracts for the assembly of Movado and Concord watches primarily in Switzerland for sale throughout the world. ESQ and Tommy Hilfiger watches are manufactured to the Company's specifications by independent contractors located in Asia. ESQ watches are presently sold primarily in North America and the Caribbean. Tommy Hilfiger watches are presently sold throughout the world. Coach watches are assembled in Switzerland by independent contractors and sold primarily in North America, the Caribbean and Asia.

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

Trade Receivables

The Company's trade customers include department stores, jewelry store chains and independent jewelers. Movado, Concord and Tommy Hilfiger watches are also marketed outside the U.S. through a network of independent distributors. Accounts receivable are stated net of allowances for doubtful accounts, estimated returns and sales and cash discounts of $26.0 million and $22.2 million at January 31, 2004 and 2003, respectively. The Company's concentrations of credit risk arise primarily from accounts receivable related to trade customers during the peak selling seasons. The Company has significant accounts receivable balances due from major department store chains. The Company's results of operations could be materially adversely affected in the event any of these customers or a group of these customers defaulted on all or a significant portion of their obligations to the Company as a result of financial difficulties. As of January 31, 2004, there were no known situations with any of the Company's major customers which indicate the customer's inability to make the required payments.

Inventories

The Company values its inventory at the lower of cost or market using the first-in, first-out (FIFO) method. The cost of finished goods and component inventories, held by overseas subsidiaries, are determined using average cost. The Company's management regularly reviews its sales to customers and customers' sell-through at retail to determine excess or obsolete inventory reserves. Inventory with less than acceptable turn rates is classified as discontinued and, together with the related component parts which can be assembled into saleable finished goods, is sold through the Company's outlet stores. When management determines that finished product and components are unsaleable in the Company's outlet stores, a reserve is established for the cost of those products and components. These estimates could vary significantly, either favorably or unfavorably, from actual requirements depending on future economic conditions, customer inventory levels or competitive conditions which may differ from expectations.

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

Long-Lived Assets

The Company establishes the estimated useful lives of its depreciable assets based on factors including historical experience, the expected beneficial service period of the asset, the quality and durability of the asset and the Company's maintenance policy including periodic upgrades. Changes in useful lives are made on a prospective basis unless factors indicate the carrying amounts of the assets may not be recoverable and an impairment write-down is necessary.

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. When such a determination has been made, management compares the carrying value of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss is recognized during that period. The impairment loss is calculated as the difference between asset carrying values and the present value of estimated net cash flows or comparable market values, giving consideration to recent operating performance and pricing trends. In fiscal 2004, 2003 and 2002, there were no impairment losses related to long-lived assets.

Capitalized Software Costs

The Company capitalizes certain computer software costs after technological feasibility has been established. The costs are amortized utilizing the straight-line method over the economic lives of the related products ranging from three to seven years.

Intangibles

Intangible assets consist primarily of trademarks and are recorded at cost. Trademarks are generally amortized over ten years. The Company continually reviews intangible assets to evaluate whether events or changes have occurred that would suggest an impairment of carrying value. An impairment would be recognized when expected undiscounted future operating cash flows are lower than the carrying value. At January 31, 2004 and 2003, intangible assets at cost were $7.5 million and $6.9 million, respectively, and related accumulated amortization of intangibles was $3.5 million and $3.0 million, respectively. Amortization expense for fiscal 2004, 2003 and 2002 was $0.7 million, $0.6 million and $0.5 million, respectively.

Derivative Instruments

The Company utilizes derivative financial instruments to reduce foreign currency fluctuation risks. The Company accounts for its derivative financial instruments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Changes in the fair value of those instruments will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged.

The Company's risk management policy is to enter into forward exchange contracts and purchase foreign currency options, under certain limitations, to reduce exposure to adverse fluctuations in foreign exchange rates and, to a lesser extent, in commodity prices related to its purchases of watches. When entered into, the Company designates and documents these derivative instruments as a cash flow hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. Changes in the fair value of a derivative that is designated and documented as a cash flow hedge and is highly effective, are recorded in other comprehensive income until the underlying transaction effects earnings, and then are later reclassified to earnings in the same account as the hedged transaction. The Company formally assesses, both at the inception and at each financial quarter thereafter, the effectiveness of the derivative instrument hedging the underlying forecasted cash flow transaction which is being hedged. Any ineffectiveness related to the derivative financial instruments' change in fair value will be recognized in the period in which the ineffectiveness was calculated.

The Company uses forward exchange contracts to offset its exposure to certain foreign currency liabilities. These forward contracts are not designated as SFAS No. 133 hedges and, therefore, changes in the fair value of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the related foreign currency liabilities.During fiscal 2003, the Company's risk management policy was modified to include net investment hedging of the Company's Swiss franc-denominated investment in its wholly-owned subsidiaries located in Switzerland using purchase foreign currency options under certain limitations. When entered into for this purpose, the Company designates and documents the derivative instrument as a net investment hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. Changes in the fair value of a derivative that is designated and documented as a net investment hedge are recorded in other comprehensive income in the same manner as the cumulative translation adjustment of the Company's Swiss franc-denominated investment. The Company formally assesses, both at the inception and at each financial quarter thereafter, the effectiveness of the derivative instrument hedging the net investment.

All of the Company's derivative instruments have liquid markets to assess fair value. The Company does not enter into any derivative instruments for trading purposes.

Revenue Recognition

The Company recognizes its revenue upon transfer of title and risk of loss or, in the case of retail sales, at the time of register receipt. The Company records estimates for returns and sales and cash discount allowances in the same period the revenue is recorded. These estimates are based upon historical analysis, customer agreements and/or currently known factors that arise in the normal course of business.

Preopening Costs

Costs associated with the opening of new boutique and outlet stores are expensed in the period incurred.

Advertising

The Company expenses the production costs of an advertising campaign at the commencement date of the advertising campaign. Advertising expense for fiscal 2004, 2003 and 2002 amounted to $53.1 million, $50.5 million and $56.9 million, respectively.

Shipping and Handling Costs

Amounts charged to customers and costs incurred by the Company related to shipping and handling are included in net sales and cost of goods sold, respectively.

Warranty Costs

The Company has warranty obligations in connection with the sale of its watches. The Company's products are covered by limited warranties against defects in materials and workmanship for periods ranging from two to ten years from the date of purchase for movements and up to five years for the gold plating on Movado watch casings and bracelets. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability based on historical failure rates and related costs to repair. As of January 31, 2004 and 2003, the reserve balances for warranty costs were $0.9 million for each year.

Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax laws and tax rates, in each jurisdiction the Company operates, and applies to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date. In addition, the amounts of any future tax benefits are reduced by a valuation allowance to the extent such benefits are not expected to be realized on a more-likely-than-not basis. The Company calculates estimated income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for both book and tax purposes.

Earnings Per Share

The Company presents net income per share on a basic and diluted basis. Basic earnings per share is computed using weighted average shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for dilutive common stock equivalents.

The weighted average number of shares outstanding for basic earnings per share were 12,050,000, 11,870,000 and 11,683,000 for fiscal 2004, 2003 and 2002, respectively. For diluted earnings per share, these amounts were increased by 389,000, 320,000 and 324,000 in fiscal 2004, 2003 and 2002, respectively, due to potentially dilutive common stock equivalents issuable under the Company's stock option plans.

Stock-based Compensation

Employee stock options are accounted for under the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock. Accordingly, compensation expense has not been recognized for stock options granted at or above fair value. Had compensation expense been determined and recorded based upon the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," net income and net income per share would have been reduced to pro forma amounts as follows:


                                                       2004                          2003                        2002
                                                       ----                          ----                        ----
                                                 As           Pro             As            Pro            As            Pro
                                              Reported       Forma         Reported        Forma        Reported        Forma
                                              --------       -----         --------        -----        --------        -----
Net Income                                     $22,851       $18,768         $20,059       $16,439        $17,014       $14,249
Net Income per share-Basic                       $1.90         $1.56           $1.69         $1.38          $1.46         $1.22
Net Income per share-Diluted                     $1.84         $1.51           $1.65         $1.35          $1.42         $1.19

The weighted-average fair value of each option grant estimated on the date of grant using the Black-Scholes option-pricing model is $11.78, $9.71 and $7.74 per share in fiscal 2004, 2003 and 2002, respectively. The following weighted-average assumptions were used for grants in 2004, 2003 and 2002: dividend yield of 0.87% for fiscal 2004, 0.62% for fiscal 2003 and 0.71% for fiscal 2002; expected volatility of 52% for fiscal 2004, 46% for fiscal 2003 and 50% for fiscal 2002; risk-free interest rates of 3.04% for fiscal 2004, 5.23% for fiscal 2003 and 4.81% for fiscal 2002 and expected lives of four to seven years for fiscal 2004, and seven years for each fiscal year of 2003 and 2002.

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

Stockholders' Equity

Under a series of share repurchase authorizations approved by the Board of Directors, the Company has maintained a discretionary buy-back program throughout fiscal 2004. There were no shares repurchased under the repurchase program during fiscal 2004 and fiscal 2003. As of January 31, 2004, the Company had authorization to repurchase shares up to an additional $4.5 million against an aggregate authorization of $30.0 million.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company's consolidated financial position, results of operations or cash flows as the Company did not currently have any such instruments.

In January 2003, FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities" was issued. FIN 46 provides guidance on consolidating variable interest entities and applies immediately to variable interests created after January 31, 2003. In December 2003, the FASB revised and superceded FIN 46 with the issuance of FIN 46R in order to address certain implementation issues which will be adopted in the first reporting period ending after March 15, 2004. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics. The adoption of FIN 46 did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition. SAB 104 supercedes SAB 101, Revenue Recognition in Financial Statements to include the guidance from Emerging Issues Task Force EITF 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables." The adoption of SAB 104 does not have an impact on the Company's consolidated financial position, results of operations or cash flows.

Reclassification

Certain reclassifications were made to prior years' financial statement amounts and related note disclosures to conform to the fiscal 2004 presentation.

NOTE 2 - INVENTORIES

Inventories at January 31, consisted of the following (in thousands):

                                                   2004            2003
                                                ---------       ---------

      Finished goods                            $  78,490       $  73,148
      Component parts                              43,335          40,649
      Work-in-process                               2,261           2,262
                                                ---------       ---------
                                                  124,086         116,059
      Less: inventories reserve                    (2,408)         (4,323)
                                                ---------       ---------
                                                $ 121,678       $ 111,736
                                                =========       =========

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at January 31, at cost, consisted of the following (in thousands):

                                                      2004          2003
                                                   --------      --------

      Furniture and equipment                      $ 37,234      $ 31,393
      Computer software                              26,333        24,338
      Leasehold improvements                         25,405        21,420
                                                   --------      --------
                                                     88,972        77,151
      Less: accumulated depreciation                (46,860)      (37,212)
                                                   --------      --------
                                                   $ 42,112      $ 39,939
                                                   ========      ========

Depreciation and amortization expense for fiscal 2004, 2003 and 2002 was $10.0 million, $7.6 million and $6.8 million, respectively, which includes computer software amortization expense for fiscal 2004, 2003 and 2002 of $2.9 million, $3.0 million and $2.6 million, respectively.

NOTE 4 - BANK CREDIT ARRANGEMENTS AND LINES OF CREDIT

The Company's revolving credit facility with its domestic bank group was amended in June 2003 to provide for a three year $75.0 million unsecured revolving line of credit. The line of credit expires on June 17, 2006. In addition, certain members within the bank group provided for $15.0 million of uncommitted working capital lines of credit at January 31, 2004 and 2003, respectively. As of January 31, 2004, one bank in the domestic bank group issued five irrevocable standby letters of credit for retail and operating facility leases to various landlords and Canadian payroll to the Royal Bank of Canada totaling $0.6 million with expiry dates through May 19, 2005. The Company pays a facility fee on the unused portion of the credit facility. The agreement also contains certain financial covenants including an interest coverage ratio, and certain restrictions that limit the Company on the sale, transfer or distribution of corporate assets, including dividends, and limit the amount of debt outstanding. The Company was in compliance with these restrictions and covenants at January 31, 2004 and 2003. The domestic unused line of credit was $90.0 million and $115.0 million at January 31, 2004 and 2003, respectively.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. Available credit under these lines totaled 8.8 million Swiss francs at both January 31, 2004 and 2003, with dollar equivalents of approximately $7.0 million and $6.5 million, respectively, of which a maximum of $5.0 million can be drawn. As of January 31, 2004, the Swiss bank has made guarantees to certain Swiss third party obligations of approximately 0.9 million Swiss francs. There are no restrictions on transfers in the form of dividends, loans or advances to the Company by its foreign subsidiaries.

There were no outstanding borrowings against the Company's aggregate demand lines of credit at January 31, 2004 and January 31, 2003, respectively. Aggregate maximum and average monthly outstanding borrowings against the Company's lines of credit and related weighted average interest rates during fiscal 2004 and 2003 were as follows (dollars in thousands):

                                                Fiscal Year Ended January 31,
                                                -----------------------------
                                                      2004          2003
                                                    -------       -------
      Maximum borrowings                            $31,000       $38,425
      Average monthly borrowings                    $15,532       $27,958
      Weighted average interest rate                   2.1%          2.8%

Weighted average interest rates were computed based on average month-end outstanding borrowings and applicable average month-end interest rates.

NOTE 5 - LONG-TERM DEBT

The components of long-term debt as of January 31 were as follows (in thousands):

                                                     2004            2003
                                                   -------         -------
      Senior Notes                                 $10,000         $10,000
      Series A Senior Notes                         25,000          25,000
                                                   -------         -------
                                                    35,000          35,000
      Less: current portion                         10,000              --
                                                   -------         -------
      Long-term debt                               $25,000         $35,000
                                                   =======         =======

Senior Notes due January 31, 2005 (the "Senior Notes") were issued in a private placement completed in fiscal 1994 and bear interest at 6.56% per annum, payable semiannually on July 31 and January 31, and are subject to annual payments of $5.0 million commencing January 31, 1998. At January 31, 2004, $10.0 million in principal amount of these notes remained outstanding, of which $5.0 million was paid on February 2, 2004, with the remaining $5.0 million to be paid on January 31, 2005. The Company has the option to prepay amounts due to holders of the Senior Notes at 100% of the principal plus a "make-whole" premium and accrued interest.

The Series A Senior Notes ("Series A Senior Notes") were issued on December 1, 1998 under a Note Purchase and Private Shelf Agreement and bear interest at 6.90% per annum. Interest is payable semiannually on April 30 and October 30. These notes mature on October 30, 2010 and are subject to annual payments of $5.0 million commencing on October 31, 2006.

On March 21, 2004, the Company amended its Note Purchase and Private Shelf Agreement, originally dated March 21, 2001, to expire on March 21, 2007. This agreement allows for the issuance, for up to three years after the date thereof, of senior promissory notes in the aggregate principal amount of up to $40.0 million with maturities up to 12 years from their original date of issuance. As of January 31, 2004 and 2003, there were no amounts outstanding under the agreement.

The agreements governing the Senior Notes and Series A Senior Notes contain certain restrictions and covenants which generally require the maintenance of a minimum net worth, limit the amount of additional secured debt the Company can incur and limit the sale, transfer or distribution of corporate assets, including dividends. The Company was in compliance with these restrictions and covenants at January 31, 2004 and 2003.

NOTE 6 - DERIVATIVE INSTRUMENTS

The Company follows the provisions of SFAS No. 133 requiring that all derivative instruments be recorded on the balance sheet at fair value.

As of January 31, 2004, the balance of deferred net gains on derivative instruments documented as cash flow hedges included in accumulated other comprehensive income ("AOCI") was $1.6 million, net of tax of $1.0 million, compared to $4.5 million in net gains at January 31, 2003, net of tax of $2.9 million and $0.4 million in net loss at January 31, 2002, net of a tax benefit of $0.1 million. The Company estimates that a substantial portion of the deferred net gains at January 31, 2004 will be realized into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The primary underlying transaction which will cause the amount in AOCI to affect cost of goods sold consists of the Company's sell through of inventory purchased predominantly in Swiss francs. The maximum length of time the Company is hedging its exposure to the fluctuation in future cash flows for forecasted transactions is 24 months. For the years ended January 31, 2004, 2003 and 2002, the Company reclassified net gains from AOCI to earnings of approximately $3.2 million, net of tax of $2.0 million, $1.7 million, net of tax of $1.0 million, and $0.6 million, net of tax of $0.4 million, respectively.

During fiscal 2004, 2003 and 2002, the Company recorded no charge related to its assessment of the effectiveness of its derivative hedge portfolio. However, the Company incurred a $0.2 million loss, net of a tax benefit of $0.1 million, for the amounts excluded in the assessment of the derivative hedge portfolio effectiveness for each of fiscal years 2004 and 2003, and $2.2 million loss, net of a tax benefit of $0.5 million in fiscal 2002. The Company records these transactions in the cost of sales of the consolidated statements of income.

The balance of the net loss included in the cumulative foreign currency translation adjustment associated with derivatives documented as net investment hedges was $1.0 million, net of a tax benefit of $0.6 million as of January 31, 2004, compared to a net loss of $0.3 million, net of a tax benefit of $0.2 million, as of January 31, 2003. Under SFAS No. 133, changes in fair value of these instruments are recognized in AOCI to offset the change in the value of the net investment being hedged.

The following presents fair value and maturities of the Company's foreign currency derivatives outstanding as of January 31, 2004 (in millions):



                                              January 31, 2004
                              Fair Value Maturities

      Forward exchange contracts                       $5.5         2004

      Purchased foreign currency options               $1.1      2005-2006
                                                     ---------
                                                       $6.6
                                                     =========

The Company estimates the fair value of its foreign currency derivatives based on quoted market prices or pricing models using current market rates. These derivative instruments are currently reflected in other assets or current liabilities.

NOTE 7 - FAIR VALUE OF OTHER FINANCIAL INSTRUMENTS

The fair value of the Company's 6.56% Senior Notes and 6.90% Series A Senior Notes approximate 103% and 107% of the carrying value of the notes, respectively, as of January 31, 2004. The fair value was calculated based upon the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or upon estimated prices based on current yields for debt issues of similar quality and terms.

NOTE 8 - INCOME TAXES

The provision for income taxes for the fiscal years ended January 31, 2004, 2003 and 2002 consists of the following components (in thousands):

                                            2004        2003        2002
                                          -------     -------     -------
      Current:
             U.S. Federal                 $ 4,346     $ 3,454     $   480
             U.S. State and Local            (126)        134        (165)
             Non-U.S.                       1,282         445       1,221
                                          -------     -------     -------
                                            5,502       4,033       1,536
                                          -------     -------     -------
      Noncurrent:
             U.S. Federal                      --          --          --
             U.S. State and Local              --          --          --
             Non-U.S.                       2,186       3,165       1,109
                                          -------     -------     -------
                                            2,186       3,165       1,109
                                          -------     -------     -------
      Deferred:
             U.S. Federal                    (351)        775       1,057
             U.S. State and Local              60         (65)         26
             Non-U.S.                       1,489        (107)          7
                                          -------     -------     -------
                                            1,198         603       1,090
                                          -------     -------     -------
      Provision for income taxes          $ 8,886     $ 7,801     $ 3,735
                                          =======     =======     =======

Significant components of the Company's deferred income tax assets and liabilities for the fiscal year ended January 31, 2004 and 2003 consist of the following (in thousands):



                                          2004 Deferred Taxes        2003 Deferred Taxes
                                          -------------------        -------------------
                                         Assets     Liabilities     Assets     Liabilities
                                        --------      --------     --------      --------
      Operating loss carryforwards      $    896            --     $  1,159      $     --
      Rent accrual                           310            --          257            --
      Inventory reserve                    1,633         4,843        2,364         5,025
      Receivable allowance                 2,840           900        1,941         1,079
      Deferred compensation                3,941            --        3,718            --
      FAS 133                                 --           471           --         2,668
      Depreciation/amortization               --           544           23            --
      Other                                1,603         1,218        1,537           308

                                        --------      --------     --------      --------
                                          11,223         7,976       10,999         9,080
      Valuation allowance                   (795)           --         (950)           --
                                        --------      --------     --------      --------
      Total                             $ 10,428      $  7,976     $ 10,049      $  9,080
                                        ========      ========     ========      ========

As of January 31, 2004, the Company had foreign net operating loss carryforwards of approximately $3.4 million, which are available to offset taxable income in future years. As of January 31, 2004, the Company maintained a valuation allowance with respect to the tax benefit of certain foreign net operating loss carryforwards. Since the Company's foreign deferred tax assets relate primarily to its former sales office in Germany, which is currently operated by an independent distributor, the Company's assessment is that the foreign deferred tax assets will not likely be utilized in the foreseeable future. Management is continuing to evaluate the appropriate level of allowance based on future operating results and changes in circumstances.

The provision for income taxes differs from the amount determined by applying the U.S. federal statutory rate as follows (in thousands):


                                                                          Fiscal Year Ended January 31,
                                                                          -----------------------------
                                                                         2004          2003          2002
                                                                       --------      --------      --------
      Provision for income taxes at the U.S. statutory rate            $ 11,108      $  9,751      $  7,262
      Lower effective foreign income tax rate                            (5,487)       (4,110)       (4,332)
      Change in valuation allowance                                         (13)          (12)          110
      Tax provided on repatriated earnings of foreign subsidiaries        3,133         1,856         1,377
      State and local taxes, net of federal benefit                         (43)           44          (139)
      Other, net                                                            188           272          (543)
                                                                       --------      --------      --------
      Total                                                            $  8,886      $  7,801      $  3,735
                                                                       ========      ========      ========


No provision has been made for federal income or withholding taxes which may be payable on the remittance of the undistributed retained earnings of foreign subsidiaries approximating $203.0 million at January 31, 2004, as those earnings are considered reinvested for an indefinite period. As a result of various tax planning strategies available to the Company, it is not practical to estimate the amount of tax, if any, that may be payable on the eventual distribution of such earnings.

NOTE 9 - OTHER ASSETS

In fiscal 1996, the Company entered into an agreement with a trust which owned an insurance policy issued on the lives of the Company's Chairman and his spouse. Under this agreement, the trust assigned the insurance policy to the Company as collateral to secure repayment by the trust of interest-free loans made by the Company to the trust in amounts equal to the premiums on said insurance policy (approximately $0.7 million per annum). The agreement required the trust to repay the loans from the proceeds of the policy. At January 31, 2003, the Company had outstanding loans from the trust of $5.2 million. On April 4, 2003, the agreement was amended and restated to transfer the policy from the trust to the Company in partial repayment of the loan balance. The Company is the beneficiary of the policy insofar as upon the death of the Company's Chairman and his spouse, the proceeds of the policy would first be distributed to the Company to repay the premiums paid by the Company with the remaining proceeds distributed to the trust. As of January 31, 2004, the total premiums paid amounted to $6.1 million and the cash surrender value of the policy was $5.6 million.

NOTE 10 - LEASES, COMMITMENTS AND CONTINGENCIES

The Company leases office, distribution, retail and manufacturing facilities, and office equipment under operating leases, which expire at various dates through January 2015. Certain of the leases provide for renewal options and escalation clauses for real estate taxes and other occupancy costs. Rent expense for equipment and distribution, factory and office facilities under operating leases was approximately $9.7 million, $8.9 million and $7.7 million in fiscal 2004, 2003 and 2002, respectively. Minimum annual rentals at January 31, 2004 under noncancelable operating leases, which do not include escalations that will be based on increases in real estate taxes and operating costs, are as follows:

                         Fiscal Year Ending January 31,
                                 (in thousands):


                           2005                $ 9,456
                           2006                  9,294
                           2007                  8,589
                           2008                  7,318
                           2009                  6,986
                        Thereafter              25,865
                                               -------
                                               $67,508
                                               =======

Due to the nature of its business as a luxury consumer goods distributor, the Company is exposed to various commercial losses. The Company believes it is adequately insured against such losses.

NOTE 11 - EMPLOYEE BENEFIT PLANS

The Company maintains an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. Company contributions and expenses of administering the Employee Savings Plan amounted to $0.6 million, $0.7 million and $0.6 million in fiscal 2004, 2003 and 2002, respectively.

Effective June 1, 1995, the Company adopted a defined contribution supplemental executive retirement plan ("SERP"). The SERP provides eligible executives with supplemental pension benefits in addition to amounts received under the Company's other retirement plan. The Company makes a matching contribution which vests equally over five years. During fiscal 2004, 2003 and 2002, the Company recorded an expense related to the SERP of approximately $0.5 million for each year.

During fiscal 1999, the Company adopted a Stock Bonus Plan for all employees not in the SERP. Under the terms of this Stock Bonus Plan, the Company contributes a discretionary amount to the trust established under the plan. Each plan participant vests after five years in 100% of their respective prorata portion of such contribution. For fiscal 2004, 2003 and 2002, the Company recorded an expense of $0.3 million, $0.2 million and $0.1 million, respectively, related to this plan.

On September 23, 1994, the Company entered into a Death and Disability Benefit Plan agreement with the Company's Chairman. Under the terms of the agreement, in the event of the Chairman's death or disability, the Company is required to make an annual benefit payment of approximately $300,000 to his spouse for the lesser of ten years or her remaining lifetime. Neither the agreement nor the benefits payable thereunder are assignable and no benefits are payable to the estates or heirs of the Chairman or his spouse. Results of operations include an actuarially determined charge related to this plan of approximately $0.2 million, $0.1 million and $0.1 million in fiscal years 2004, 2003 and 2002, respectively.

 Effective concurrently with the consummation of the Company's public offering in the fourth quarter of fiscal 1994, the Board of Directors and the shareholders of the Company approved the adoption of the Movado Group, Inc. 1993 Employee Stock Option Plan (the "Employee Stock Option Plan") for the benefit of certain officers, directors and key employees of the Company. The Employee Stock Option Plan was amended in fiscal 1997 and restated as the Movado Group, Inc. 1996 Stock Incentive Plan (the "Plan"). Under the Plan, the Compensation Committee of the Board of Directors, which is comprised of the Company's five outside directors, has the authority to grant incentive stock options and nonqualified stock options, to purchase, as well as stock appreciation rights and stock awards, up to 3,500,000 shares of Common Stock. Options granted to participants under the Plan generally become exercisable in equal installments over three or five years and remain exercisable until the tenth anniversary of the date of grant. The option price may not be less than the fair market value of the stock at the time the options are granted.

Transactions in stock options under the Plan since fiscal 2001 are summarized as follows:

                                              Outstanding      Weighted Average
                                               Options          Exercise Price
                                               -------          --------------
      January 31, 2001                        1,614,301             $15.09
      Options granted                           911,700             $17.26
      Options exercised                        (231,301)            $ 8.29
      Options forfeited                        (118,028)            $19.70
                                             ----------             ------
      January 31, 2002                        2,176,672             $16.47
      Options granted                           324,450             $20.10
      Options exercised                        (177,748)            $ 9.08
      Options forfeited                         (53,614)            $18.77
                                             ----------             ------
      January 31, 2003                        2,269,760             $17.52
      Options granted                           489,072             $24.06
      Options exercised                        (819,855)            $17.47
      Options forfeited                         (76,988)            $11.72
                                             ----------             ------
      January 31, 2004                        1,861,989             $19.41
                                             ==========             ======

Options exercisable at January 31, 2004, 2003 and 2002 were 1,222,956, 1,095,797 and 796,015, respectively.

The following table summarizes outstanding and exercisable stock options as of January 31, 2004:

                                                   Weighted-
                                                    Average              Weighted-                           Weighted-
                                                   Remaining             Average                             Average
         Range of                Number           Contractual            Exercise            Number          Exercise
     Exercise Prices          Outstanding         Life (years)            Price            Exercisable        Price
-----------------------------------------------------------------------------------------------------------------------
    $6.24   -    $9.35          136,127                6.3                 $8.50              66,607            $8.50
    $9.36   -   $12.46          161,688                2.0                 $9.94             161,688            $9.94
   $12.47   -   $15.57          321,874                5.8                $13.99             191,669           $13.73
   $15.58   -   $18.69           83,033                7.0                $17.21              17,201           $16.68
   $18.70   -   $21.80          468,064                7.0                $20.44             209,228           $20.62
   $21.81   -   $24.92          143,844                5.2                $23.98             115,344           $23.97
   $24.93   -   $28.03          203,762                6.5                $25.59             117,622           $26.02
   $28.04   -   $31.15          343,597                6.7                $30.42             343,597           $30.42
-----------------------------------------------------------------------------------------------------------------------
                              1,861,989                6.2                $19.41           1,222,956           $20.99
-----------------------------------------------------------------------------------------------------------------------

NOTE 12 - TOTAL COMPREHENSIVE INCOME

The components of comprehensive income for the twelve months ended January 31, 2004, 2003 and 2002 are as follows (in thousands):

                                                       2004          2003          2002
                                                     --------      --------      --------
Net income                                            $22,851       $20,059       $17,014

Accounting change, net of tax                              --            --           367
Net unrealized gain (loss) on investments, net of
tax                                                       139           (82)          199
Net change in Effective portion of
hedging contracts, net of tax                          (3,434)        4,584          (449)
Foreign currency translation adjustment                18,382        38,170        (5,234)
                                                     --------      --------      --------
Total comprehensive income                            $37,938       $62,731       $11,897
                                                     ========      ========      ========

NOTE 13 - SEGMENT INFORMATION

The Company conducts its business primarily in two operating segments: Wholesale and Retail. The Company's Wholesale segment includes the designing, manufacturing and distribution of quality watches, in addition to revenue generated from after sales service activities and shipping. The Retail segment includes the Movado Boutiques and outlet stores.

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

Operating Segment Data as of and for the Fiscal Year Ended January 31, (in thousands):

                                                Net Sales                                   Operating Income (Loss)
                              -----------------------------------------------     --------------------------------------------
                                 2004              2003             2002             2004            2003            2002
                              ------------     -------------    -------------     ------------    ------------    ------------
     Wholesale (1)               $269,341          $246,195         $252,553          $34,930         $29,544         $25,445
     Retail                        60,873            53,882           47,172            (149)           2,232             828
                              ------------     -------------    -------------     ------------    ------------    ------------
     Consolidated total          $330,214          $300,077         $299,725          $34,781         $31,776         $26,273
                              ============     =============    =============     ============    ============    ============

                                               Total Assets                                  Capital Expenditures
                              -----------------------------------------------     --------------------------------------------
                                  2004             2003             2002             2004            2003            2002
                              -------------    -------------    -------------     ------------    ------------    ------------
     Wholesale                    $344,765         $310,937         $259,499           $2,958          $4,383          $8,631
     Retail                         46,202           34,217           31,177            7,872           2,142           5,271
                              -------------    -------------    -------------     ------------    ------------    ------------
     Consolidated total           $390,967         $345,154         $290,676          $10,830          $6,525         $13,902
                              =============    =============    =============     ============    ============    ============

                                      Depreciation and Amortization
                              -----------------------------------------------
                                  2004             2003             2002
                              -------------    -------------    -------------
     Wholesale                      $7,500           $6,517           $6,043
     Retail                          2,473            1,852            1,507
                              -------------    -------------    -------------
     Consolidated total             $9,973           $8,369           $7,550
                              =============    =============    =============

Geographic Segment Data as of and for the Fiscal Year Ended January 31, (in thousands):

                                    Net Sales                          Long-Lived Assets
                       ----------------------------------     ----------------------------------
                         2004         2003         2002         2004         2003         2002
                       --------     --------     --------     --------     --------     --------
Domestic               $285,739     $261,701     $251,857      $30,216      $26,530      $26,770
International            44,475       38,376       47,868       11,896       13,409       11,956
                       --------     --------     --------     --------     --------     --------
Consolidated total     $330,214     $300,077     $299,725      $42,112      $39,939      $38,726
                       ========     ========     ========     ========     ========     ========

                                             Operating Income (Loss)
                                         -------------------------------
                                           2004        2003        2002
                                         -------     -------     -------
                  Domestic                $6,622      $8,458      $3,704
                  International           28,159      23,318      22,569
                                         -------     -------     -------
                  Consolidated total     $34,781     $31,776     $26,273
                                         =======     =======     =======

(1) The domestic and international net sales are net of intercompany sales of $209.7 million, $182.5 million and $150.5 million for the twelve months ended January 31, 2004, January 31, 2003 and January 31, 2002, respectively.

NOTE 14 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents unaudited selected interim operating results of the Company for fiscal 2004 and 2003(in thousands, except per share amounts):

                                                Quarter Ended
                              --------------------------------------------------
                                 1st          2nd           3rd            4th
                              -------       -------       --------       -------
Fiscal 2004
   Net sales                  $60,170       $76,545       $100,767       $92,732
   Gross profit               $36,440       $47,239       $ 61,339       $55,288
   Net income                 $   856       $ 5,751       $ 10,074       $ 6,170

Per share:
    Net income:
       Basic                  $  0.07       $  0.48       $   0.83       $  0.51
       Diluted                $  0.07       $  0.46       $   0.80       $  0.49

Fiscal 2003
    Net sales                 $57,271       $72,244       $ 91,023       $79,539
    Gross profit              $35,179       $44,373       $ 55,775       $48,843
    Net income                $   332       $ 5,372       $  8,808       $ 5,547

Per share:
    Net income
       Basic                  $  0.03       $  0.45       $   0.74       $  0.47
       Diluted                $  0.03       $  0.44       $   0.73       $  0.46


As each quarter is calculated as a discrete period, the sum of the four quarters may not equal the calculated full year amount. This is in accordance with prescribed reporting requirements.

NOTE 15 - SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows (in thousands):

                                                 Fiscal Year Ended January 31,
                                               2004          2003          2002
                                              ------        ------        ------
Cash paid during the year for:
       Interest                               $2,369        $3,559        $4,963
       Income taxes                           $5,864        $6,583        $9,118

NOTE 16 - SUBSEQUENT EVENTS

On March 1, 2004, Movado Group, Inc. (the "Company") completed the previously announced acquisition of the Ebel business (the "Ebel Business") from LVMH Moet Hennessy Louis Vuitton ("LVMH") pursuant to a Share Purchase and Transfer of Assets and Liabilities Agreement, dated December 22, 2003, between Concord Watch Company SA, a wholly-owned subsidiary of the Company (the "Purchaser"), and Sofidiv SAS, a wholly-owned subsidiary of LVMH (the "Seller"), as amended by Amendment dated March 1, 2004 (the "Purchase

 Agreement"), except for the acquisition of the Ebel Business in Germany, which the Company expects to complete on or about May 1, 2004. The transaction was effected through (i) the acquisition by the Purchaser from the Seller of all of the outstanding shares of capital stock of Ebel SA, a wholly-owned subsidiary of the Seller engaged in the Ebel Business, and (ii) the transfer of certain additional assets and liabilities related to the Ebel Business from certain affiliates of the Seller to certain affiliates of the Purchaser.

The total purchase price, which was based in part on the net book value of the transferred assets, was 47.9 million Swiss francs in cash (approximately $37.8 million based on exchange rates as of March 1, 2004), subject to post-closing adjustments. The Company funded the acquisition with cash on hand. The Company currently intends to use the acquired assets in the continued operation of the Ebel business.

On March 10, 2004, the Board approved an increase in the quarterly cash dividend rate from $0.06 to $0.08 per share and approved a 2 for 1 stock split to be effected by means of a stock dividend distributable on June 25, 2004 to shareholders of record as of June 11, 2004, subject to shareholder approval of an increase in the number of authorized shares of Common Stock and Class A Common Stock at the annual shareholders meeting.

                                   Schedule II

                               MOVADO GROUP, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (in thousands)

                                           Balance at        Provision
                                           beginning         charged to          Currency               Net              Balance at
               Description                  of year          operations         revaluation         write-offs          end of year
               -----------                  -------         ------------        -----------         -----------         -----------
Year ended January 31, 2004:
  Allowance for doubtful accounts           $5,235             $2,290              $106                 ($972)             $6,659

Year ended January 31, 2003:
  Allowance for doubtful accounts           $4,070             $1,987               $93                 ($915)             $5,235

Year ended January 31, 2002:
  Allowance for doubtful accounts           $4,442             $1,384              ($16)              ($1,740)             $4,070

                                           Balance at         Provision
                                           beginning          charged to          Currency              Net             Balance at
                                            of year           operations         revaluation         write-offs         end of year
                                            -------         ------------        -----------         -----------         -----------
Year ended January 31, 2004:
  Inventory reserve                         $4,323              $993              ($645)              ($2,263)             $2,408

Year ended January 31, 2003:
  Inventory reserve                         $8,151             $1,829              $848               ($6,505)             $4,323

Year ended January 31, 2002:
  Inventory reserve                         $9,607               $885             ($479)              ($1,862)             $8,151

                                          Balance at         Provision/
                                          beginning           (benefit)           Currency                              Balance at
                                            of year         to operation        revaluation         Adjustments         end of year
                                            -------         ------------        -----------         -----------         -----------
Year ended January 31, 2004:
  Deferred tax assets valuation               $950               ($13)            ($142)                  $--                $795
    Allowance

Year ended January 31, 2003:
  Deferred tax assets valuation             $1,480               ($12)              $86                 ($604)               $950
    Allowance

Year ended January 31, 2002:
  Deferred tax assets valuation             $1,383               $110              ($13)                  $--              $1,480
    Allowance