Form 10-Q
period 2004-04-30
MOVADO GROUP INC
filed 2004-06-09
CIK 72573

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

                 For the Quarterly Period Ended April 30, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for that past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

     The number of shares outstanding of the registrant's common stock and class A common stock as of May 31, 2004 were 8,869,898 and 3,400,906, respectively.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               MOVADO GROUP, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 APRIL 30, 2004

                                                                                                              Page
                                                                                                              ----
Part I       Financial Information (Unaudited)

             Item 1.          Consolidated Balance Sheets at April 30, 2004, January 31, 2004 and April
                              30, 2003                                                                          3

                              Consolidated Statements of Income for the three months ended April 30,
                              2004 and 2003                                                                     4

                              Consolidated Statements of Cash Flows for the three months ended April 30,
                              2004 and 2003                                                                     5

                              Notes to Consolidated Financial Statements                                        6

             Item 2.          Management's Discussion and Analysis of Financial Condition and Results of
                              Operations                                                                       12

             Item 3.          Quantitative and Qualitative Disclosure about Market Risks                       16

             Item 4.          Controls and Procedures                                                          17

Part II      Other Information

             Item 1.          Legal Proceedings                                                                18

             Item 4.          Submission of Matters to a Vote of Security Holders                              18

             Item 6.          Exhibits and Reports on Form 8-K                                                 18

Signature                                                                                                      19

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                                    April 30,     January 31,     April 30,
                                                                      2004           2004           2003
                                                                    ---------     -----------     ---------
ASSETS

Current assets:
    Cash and cash equivalents                                       $  35,948      $  82,083      $  34,548
    Trade receivables, net                                             99,546         88,800         97,362
    Inventories, net                                                  176,001        121,678        119,445
    Other                                                              31,217         27,932         34,440
                                                                    ---------      ---------      ---------
       Total current assets                                           342,712        320,493        285,795

Property, plant and equipment, net                                     45,713         42,112         39,579
Other                                                                  36,149         28,362         25,055
                                                                    ---------      ---------      ---------
           Total assets                                             $ 424,574      $ 390,967      $ 350,429
                                                                    =========      =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Loans payable to banks                                          $  27,450      $      --      $  18,750
    Mortgage payable                                                    5,089             --             --
    Current portion of long-term debt                                   5,000         10,000          5,000
    Accounts payable                                                   26,281         23,631         14,436
    Accrued liabilities                                                38,698         25,781         18,790
    Current taxes payable                                               9,474         12,150          8,324
    Deferred taxes                                                      5,798          5,961          4,878
                                                                    ---------      ---------      ---------
       Total current liabilities                                      117,790         77,523         70,178

Long-term debt                                                         25,000         25,000         30,000
Deferred and non-current income taxes                                     961          2,282          3,823
Other liabilities                                                      14,795         11,449          8,657
                                                                    ---------      ---------      ---------
       Total liabilities                                              158,546        116,254        112,658
                                                                    ---------      ---------      ---------

Shareholders' equity:
    Preferred Stock, $0.01 par value,
         5,000,000 shares authorized; no shares issued                     --             --             --
    Common Stock, $0.01 par value,
       20,000,000 shares authorized; 10,909,920, 10,861,631 and
       10,080,164 shares issued and outstanding, respectively             110            109            101
    Class A Common Stock, $0.01 par value,
       10,000,000 shares authorized; 3,400,906, 3,400,906 and              34             34             34
       3,400,906 shares issued and outstanding, respectively
    Capital in excess of par value                                     90,195         89,491         72,547
    Retained earnings                                                 192,356        192,601        172,785
    Accumulated other comprehensive income                             25,697         34,473         20,347
    Treasury Stock, 2,043,362, 2,040,591 and 1,553,198
           shares, respectively, at cost                              (42,364)       (41,995)       (28,043)
                                                                    ---------      ---------      ---------
           Total shareholders' equity                                 266,028        274,713        237,771
                                                                    ---------      ---------      ---------
 Total liabilities and shareholders' equity                         $ 424,574      $ 390,967      $ 350,429
                                                                    =========      =========      =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                    Three Months Ended April 30,
                                                    ----------------------------
                                                        2004           2003
                                                    -------------  -------------
     Net sales                                         $74,187        $60,170
     Cost of sales                                      30,802         23,730
                                                       -------        -------
     Gross profit                                       43,385         36,440
     Selling, general and administrative                41,678         34,468
                                                       -------        -------
     Operating income                                    1,707          1,972
     Net interest expense                                  725            783
                                                       -------        -------
     Income before income taxes                            982          1,189
     Provision for income taxes                            246            333
                                                       -------        -------
     Net income                                        $   736        $   856
                                                       =======        =======
     Earnings per share:
         Basic                                         $  0.06        $  0.07
                                                       =======        =======
         Diluted                                       $  0.06        $  0.07
                                                       =======        =======
     Weighted average shares outstanding:
         Basic                                          12,268         11,948
                                                       =======        =======
         Diluted                                        12,754         12,348
                                                       =======        =======

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                         Three Months Ended April 30,
                                                                         ----------------------------
                                                                              2004          2003
                                                                         -------------   ------------
Cash flows from operating activities:
   Net income                                                               $    736      $    856
   Adjustments to reconcile net income to net cash used in operating activities:
      Depreciation and amortization                                            2,905         2,199
      Deferred income taxes                                                   (1,237)           --
      Provision for losses on accounts receivable                               (182)          335
      Provision for losses on inventory                                          393           200
   Changes in assets and liabilities:
      Trade receivables                                                        4,917        (2,939)
      Inventories                                                            (18,312)       (7,424)
      Other current assets                                                    (1,432)        2,732
      Accounts payable                                                         1,255        (8,328)
      Accrued liabilities                                                     (7,480)       (4,000)
      Current taxes payable                                                   (2,624)       (3,102)
      Other non-current assets                                                  (674)       (2,627)
      Other non-current liabilities                                              731           286
                                                                            --------      --------
   Net cash used in operating activities                                     (21,004)      (21,812)
                                                                            --------      --------

Cash flows from investing activities:
   Capital expenditures                                                       (3,916)       (1,591)
   Acquisition of Ebel, net of cash acquired                                 (38,985)           --
   Trademarks                                                                    (19)           --
                                                                            --------      --------
   Net cash used in investing activities                                     (42,920)       (1,591)
                                                                            --------      --------

Cash flows from financing activities:
   Net proceeds from bank borrowings                                          22,410        18,750
   Stock options exercised and other charges                                     336           100
   Dividends paid                                                               (981)         (358)
                                                                            --------      --------
   Net cash provided by financing activities                                  21,765        18,492
                                                                            --------      --------

Effect of exchange rate changes on cash and cash equivalents                  (3,976)        1,094
                                                                            --------      --------

Net decrease in cash and cash equivalents                                    (46,135)       (3,817)

Cash and cash equivalents at beginning of period                              82,083        38,365
                                                                            --------      --------

Cash and cash equivalents at end of period                                  $ 35,948      $ 34,548
                                                                            ========      ========
SUPPLEMENTAL DISCLOSURE
Business acquired in purchase transaction
FV of assets acquired                                                       $ 70,435
Less: liabilities assumed                                                    (24,823)
Less: payable for Germany                                                     (5,507)
                                                                            --------
Cash paid for the transaction                                               $ 40,105
                                                                            --------
Less: cash acquired                                                           (1,340)
Less: accrued deal costs                                                      (2,100)
Add: preliminary purchase price adjustment                                     2,320
                                                                            --------
Net cash paid for transaction                                               $ 38,985
                                                                            ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Movado Group, Inc. (the "Company") in a manner consistent with that used in the preparation of the consolidated financial statements included in the Company's fiscal 2004 Annual Report filed on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the periods presented. These consolidated financial statements should be read in conjunction with the aforementioned annual report. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

NOTE 1 - RECLASSIFICATION

Certain reclassifications were made to prior years' financial statement amounts and related note disclosures to conform to the fiscal 2005 presentation.

NOTE 2 - ACQUISITION

On December 22, 2003, the Company entered into an agreement to acquire Ebel S.A. and the worldwide business related to the Ebel brand (collectively "Ebel") from LVMH Moet Hennessy Louis Vuitton ("LVMH"). On March 1, 2004, the Company completed the acquisition of Ebel with the exception of the payment for the acquired Ebel business in Germany, which is expected to be completed June 2004, at which time the Company is obligated to pay 7.0 million Swiss francs, less the amount of the purchase price adjustment. The Ebel brand, one of the world's premier luxury watch brands, was established in La Chaux-de-Fonds, Switzerland in 1911. The Company acquired Ebel to revitalize and re-build the brand and to expand its global market share.

Under the terms of the agreement, the Company acquired all of the outstanding common stock of Ebel S.A. and the related worldwide businesses in exchange for:

      - 47.9 million Swiss francs in cash less an estimated purchase price adjustment of 2.9 million Swiss francs;

      - the assumption of a short-term mortgage payable of 6.6 million Swiss francs; and

      - an obligation to pay an additional 7.0 million Swiss francs at the Germany closing.

Under the purchase method of accounting, the Company recorded an aggregate purchase price of approximately $45.6 million, which consisted of approximately $37.7 million in cash, an obligation to pay $5.5 million at the Germany closing and $4.7 million in deal costs and other incurred liabilities, which primarily consisted of legal, accounting, investment banking and financial advisory services fees, less $2.3 million in purchase price adjustments.

In accordance with Statement of Financial Accounting Standards 141, "Business Combinations," ("SFAS 141"), the Company allocated the purchase price to the tangible assets, intangible assets, and liabilities acquired based on their estimated fair values. The fair value assigned to tangible and intangible assets acquired was based on an independent appraisal. The fair value of assets acquired and liabilities assumed exceeds the purchase price. That excess has been allocated as a pro rata reduction of the amounts that otherwise would have been assigned to all of the acquired assets except for certain specific types of assets as set forth in SFAS 141. The pro forma adjustments were based upon a preliminary assessment of appraised values. Certain of these assessments are not complete at this time, such as worldwide inventory valuations, restructuring costs, and total deal costs, but will be finalized by the Company within one year of the date of the acquisition. The final purchase price allocation may include an adjustment of the total consideration as well as an adjustment to the estimate of the fair value of acquired assets and assumed liabilities. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), goodwill and purchased intangibles with indefinite lives are not amortized but will be reviewed annually for impairment. Purchased intangibles with finite lives are amortized on a straight-line basis over their respective estimated useful lives.

In accordance with Emerging Issues Task Force No. 95-3 ("EITF 95-3"), "Recognition of Liabilities in Connection with a Purchase Business Combination", the Company recognized costs associated with exiting an activity of an acquired Company and involuntary termination of employees of an acquired company as liabilities assumed in a purchase business combination and included the liabilities in the allocation of the acquisition cost. The liability recognized in connection with the acquisition of Ebel is comprised of approximately $2.2 million for employee severance, $0.1 million for lease terminations, $1.7 million for exit costs related to certain promotional and purchase contracts and $0.4 million of other liabilities. Additionally, the Company recorded an estimated incremental contractual liability to engage a third party to service the acquired backlog of warranty claims. There was no change in these liabilities in the quarter ended April 30, 2004. Payments are expected to commence during the quarter ending July 31, 2004.

As part of the acquisition, the Company recorded deferred tax assets resulting from Ebel's net operating loss carry forwards amounting to approximately 164.9 million Swiss francs. The Company established a full valuation allowance on the deferred tax assets, however, if the deferred tax assets are subsequently recognized, the recognition of the tax benefit will be applied to reduce the carrying value of acquired intangible assets to zero, prior to being recognized as a reduction of income tax expense. The total purchase price has initially been allocated as follows (in thousands):

              Cash                                        $ 1,340
              Accounts receivable                          15,926
              Property, plant and equipment                 3,873
              Inventories                                  38,592
              Intangible assets                             7,376
              Other assets                                  3,328
                                                          -------

                        Total assets acquired              70,435

              Current liabilities                          14,528
              Short-term commitments and contingencies      5,110
              Mortgage payable                              5,185
                                                          -------

              Total purchase price                        $45,612
                                                          =======

In allocating the purchase price, the Company considered, among other factors, its intention for future use of the acquired assets, analyses of historical financial performance and estimates of future performance of Ebel's products. Included in the other current assets are certain assets held for sale of approximately $1.4 million, which are expected to be disposed of within the next 12 months.

The fair value of intangible assets was primarily based on the income approach and cost approach. The discount rates used were 16% for customer lists and 21% for trade names and trademarks. These discount rates were determined after consideration of the industry's cost of capital which is equal to the weighted average, after-tax cost of equity and debt. At April 30, 2004, identifiable intangible assets purchased in the Ebel acquisition consisted of the following (in thousands):

              Identifiable Intangible Assets               Gross
                                                           Value      Useful Life
                                                          -------     -----------
              Trade names and trademarks                  $ 6,735      Indefinite
              Customer List                                   641       5 years
                                                          -------
              Total                                       $ 7,376
                                                          =======

Amortization expense for the next four years and thereafter for intangibles with finite lives is as follows:

                                                                  Estimated
                                                                Amortization
              For The Year Ended                                   Expense
                                                                -------------
              January 31, 2005                                            117
              January 31, 2006                                            128
              January 31, 2007                                            128
              January 31, 2008 and thereafter                             268
                                                                -------------
                                                                $         641
                                                                =============

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company and Ebel, on a pro forma basis, as though the acquisition had been completed as of the beginning of each period presented. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of each three month period presented. The unaudited pro forma condensed combined statement of income for the three months ended April 30, 2004 combines the historical results for the Company for the three months ended April 30, 2004 and the historical results for Ebel for the period preceding the acquisition of February 1 through February 29, 2004. The unaudited pro forma condensed combined statement of income for the three months ended April 30, 2003 combines the historical results for the Company for the three months ended April 30, 2003, and the historical results for Ebel for the three months ended April 30, 2003. The following amounts are in thousands, except per share amounts:

                                                         Three Months Ended
                                                              April 30
                                                     --------------------------
                                                        2004            2003
                                                     (UNAUDITED)     (UNAUDITED)
                                                     ----------      ----------
Revenues                                             $   75,556      $   72,351
Net income                                           $   (1,339)     $   (2,129)
Basic income per share                               $    (0.11)     $    (0.18)
Diluted income per share                             $    (0.11)     $    (0.18)

NOTE 3 - STOCK OPTION PLAN

The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plan. No compensation cost has been recognized for any stock options granted under the Company's stock option plan because the quoted market price of the Common Stock at the grant date was not in excess of the amount an employee must pay to acquire the Common Stock. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") issued by the Financial Accounting Standards Board ("FASB"), prescribes a method to record compensation cost for stock-based employee compensation plans at fair value. The Company utilizes the Black-Scholes option-pricing model for determining the fair value of the stock-based compensation. Pro forma disclosures as if the Company had adopted the recognition requirements under SFAS 123 for the three months ended April 30, 2004 and 2003, respectively, are presented below.

                                                          Three Months Ended
                                                               April 30,
                                                      --------------------------
(In thousands, except per share data)                    2004            2003
                                                      ----------      ----------
Net income as reported                                $      736      $      856
Fair value based compensation
   expense, net of taxes                                   1,554             687
                                                      ----------      ----------
Pro forma net (loss) income                           ($     818)     $      169
                                                      ==========      ==========

Basic earnings per share:
    As reported                                       $     0.06      $     0.07
    Pro forma under SFAS 123                          ($    0.07)     $     0.01

Diluted earnings per share:
    As reported                                       $     0.06      $     0.07
    Pro forma under SFAS 123                          ($    0.07)     $     0.01

NOTE 4 - COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income for the three months ended April 30, 2004 and 2003 are as follows (in thousands):

                                                           Three Months Ended
                                                                April 30,
                                                     --------------------------
                                                        2004            2003
                                                     ----------      ----------
Net income                                           $      736      $      856

Net unrealized gain on investments, net of tax               28              42
Net change in effective portion of hedging
   contracts, net of tax                                  1,937            (660)
Foreign currency translation adjustment                 (10,741)          1,579
                                                     ----------      ----------
Total comprehensive (loss) income                    ($   8,040)     $    1,817
                                                     ==========      ==========

NOTE 5 - SEGMENT INFORMATION

The Company conducts its business primarily in two operating segments: Wholesale and Retail. The Company's Wholesale segment includes the designing, manufacturing and distribution of quality watches. The Retail segment includes the Movado Boutiques and outlet stores.

The Company divides its business into two major geographic segments: Domestic, which includes the results of the Company's North American, Caribbean and Tommy Hilfiger South American operations, and International, which includes the results of the Company's operations in all other parts of the world. The Company's International operations are principally conducted in Europe, the Middle East and Asia. The Company's International assets are substantially located in Europe.

Operating Segment Data For The Three Months Ended April 30, 2004 And 2003 (In Thousands):

                                     Net Sales           Operating Income (Loss)
                                --------------------     -----------------------
                                 2004         2003         2004          2003
                                --------------------     -----------------------
Wholesale                       $61,008      $49,350      $ 3,415       $ 3,703
Retail                           13,179       10,820       (1,708)       (1,731)
                                --------------------     -----------------------
Consolidated total              $74,187      $60,170      $ 1,707       $ 1,972
                                ====================      =====================

Geographic Segment Data For The Three Months Ended April 30, 2004 And 2003 (In Thousands):

                                     Net Sales            Operating Income (Loss)
                                --------------------     -----------------------
                                 2004         2003         2004          2003
                                --------------------     -----------------------
Domestic                        $59,219      $51,553      $   124       ($2,026)
International                    14,968        8,617        1,583         3,998
                                --------------------     -----------------------
Consolidated total              $74,187      $60,170      $ 1,707       $ 1,972
                                ====================      =====================

Domestic and International net sales are net of intercompany sales of $59.7 million and $41.1 million for the three months ended April 30, 2004 and 2003, respectively.

                                     Total Assets
                                --------------------
                                 2004         2003
                                --------------------
Domestic                        127,542      117,517
International                   297,032      232,912
                                --------------------
Consolidated total              424,574      350,429
                                ====================

NOTE 6 - EXECUTIVE RETIREMENT PLAN

The Company has a number of employee benefit plans covering substantially all employees. Certain eligible executives of the Company have elected to defer a portion of their compensation on a pre-tax basis under a defined contribution, supplemental executive retirement plan (SERP) sponsored by the Company. The SERP was adopted effective June 1, 1995, and provides eligible executives with supplemental pension benefits in addition to amounts received under the Company's other retirement plans. The Company makes a matching contribution which vests equally over five years. For the quarter ended April 30, 2004 and 2003, the Company recorded an expense related to the SERP of approximately $0.1 million for each period.


NOTE 7 - INVENTORIES

Inventories consist of the following (in thousands):

                                            April 30,      January 31,      April 30,
                                              2004            2004            2003
                                            ---------       ---------       ---------
      Finished goods                        $ 122,939       $  78,490       $  78,396
      Component parts                         101,890          43,335          42,016
      Work-in-process                           5,158           2,261           2,445
                                            ---------       ---------       ---------
                                              229,987         124,086         122,857
      Less: inventories reserve               (53,986)         (2,408)         (3,412)
                                            ---------       ---------       ---------
                                            $ 176,001       $ 121,678       $ 119,445
                                            =========       =========       =========

The increase in all inventory categories, including the inventory reserve, is primarily the result of the acquired net assets of Ebel. Gross inventory acquired was $90.4 million with reserves of $50.8 million.

NOTE 8 - EARNINGS PER SHARE

The Company presents net income per share on a basic and diluted basis. Basic earnings per share is computed using weighted-average shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of shares outstanding adjusted for dilutive common stock equivalents.

The weighted-average number of shares outstanding for basic earnings per share were 12,268,000 and 11,948,000 for the three months ended April 30, 2004 and 2003, respectively. For diluted earnings per share, these amounts were increased by 486,000 and 400,000 for the three months ended April 30, 2004 and 2003, respectively, due to potentially dilutive common stock equivalents issuable under the Company's stock option plans and restricted stock grants.

NOTE 9 - SUBSEQUENT EVENTS

On March 10, 2004, the Board approved a 2 for 1 stock split to be effected by means of a stock dividend distributable on June 25, 2004 to shareholders of record as of June 11, 2004, subject to shareholder approval of an increase in the number of authorized shares of Common Stock and Class A Common Stock at the annual shareholders meeting.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Statements in this quarterly report on Form 10-Q, including, without limitation, statements under this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report, as well as statements in future filings by the Company with the Securities and Exchange Commission ("SEC"), in the Company's press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, forecasts and projections about the Company, its future performance, the industry in which the Company operates and management's assumptions. Words such as "expects", "anticipates", "targets", "goals", "projects", "intends", "plans", "believes", "seeks", "estimates", "may", "will", "should" and variations of such words and similar expressions are also intended to identify such forward-looking statements. The Company cautions readers that forward-looking statements include, without limitation, those relating to the Company's future business prospects, projected operating or financial results, revenues, working capital, liquidity, capital needs, plans for future operations, expectations regarding capital expenditures and operating expenses, effective tax rates, margins, interest costs, and income as well as assumptions relating to the foregoing. Forward-looking statements are subject to certain risks and uncertainties, some of which cannot be predicted or quantified. Actual results and future events could differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the SEC including, without limitation, the following: general economic and business conditions which may impact disposable income of consumers in the United States and the other significant markets where the Company's products are sold, general uncertainty related to possible terrorist attacks and the impact on consumer spending, changes in consumer preferences and popularity of particular designs, new product development and introduction, competitive products and pricing, seasonality, availability of alternative sources of supply in the case of the loss of any significant supplier, the loss of significant customers, the Company's dependence on key employees and officers, the ability to successfully integrate the operations of acquired businesses without disruption to other business activities, the continuation of licensing arrangements with third parties, ability to secure and protect trademarks, patents and other intellectual property rights, ability to lease new stores on suitable terms in desired markets and to complete construction on a timely basis, continued availability to the Company of financing and credit on favorable terms, business disruptions, disease, general risks associated with doing business outside the United States including, without limitation, import duties, tariffs, quotas, political and economic stability, and success of hedging strategies with respect to currency exchange rate fluctuations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), goodwill and purchased intangibles with indefinite lives are not amortized but will be reviewed annually for impairment. Purchased intangibles with finite lives are amortized on a straight-line basis over their respective estimated useful lives.

Aside from the above, there has been no other material change in the Company's Critical Accounting Policies and Estimates, as disclosed in its Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

Results of operations for the three months ended April 30, 2004 as compared to the three months ended April 30, 2003.

Net Sales: Comparative net sales by business segment were as follows (in thousands):


                                         Three Months Ended
                                              April 30,
                                         -------------------
                                          2004        2003
                                         -------     -------
                   Wholesale:
                       Domestic          $46,040     $40,733
                       International      14,968       8,617
                   Retail                 13,179      10,820
                                         -------     -------

                   Net Sales             $74,187     $60,170
                                         =======     =======

Net sales increased by $14.0 million or 23.3% for the three months ended April 30, 2004 as compared to the three months ended April 30, 2003. Sales in the wholesale segment increased 23.6% to $61.0 million versus $49.4 million in the prior year. Sales of all brands were above prior year in double digits except ESQ which was slightly below last year. Sales include $3.4 million for Ebel.

The domestic wholesale business was $5.3 million or 13.0% above prior year sales of $40.7 million. Tommy Hilfiger posted sales up 63.2% over prior year due to positive sell through at retail in existing doors plus added distribution. Concord and Coach were up double digits, Movado up high single digits.

Sales in the international wholesale business were $6.4 million or 73.7% above prior year. All brands recorded double digit increases, with Tommy Hilfiger sales more than doubling year over year reflecting the strength of the Tommy Hilfiger brand name and the appeal of the watch designs in the international marketplace. Sales were particularly strong in Asia up almost 90% from the prior year's first quarter, which was significantly impacted by the outbreak of SARS.

Sales in the retail segment rose 21.8% to $13.2 million. The increase was driven by an overall 68.9% increase in Movado Boutique sales. This was the result of an 18.2% comparable store sales increase, along with the addition of nine new doors year over year. The outlet business was relatively flat when compared to the prior year.

Gross Profit. The gross profit for the three months ended April 30, 2004 was $43.4 million or 58.5% of net sales as compared to $36.4 million or 60.6% of net sales for the three months ended April 30, 2003. The increase in gross profit of $6.9 million was the result of the higher sales volume. The decrease in the gross profit as a percentage of sales was the result of brand and product mix, particularly the effect of the Ebel business which generated lower margins and the proportionately higher sales growth of Tommy Hilfiger. In addition, the mix of product within the Movado Boutiques also contributed to the margin decrease due to higher jewelry sales relative to watch sales in the current year. Jewelry has a lower gross margin than watches for the Company.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended April 30, 2004 were $41.7 million or 56.2% of net sales as compared to $34.5 million or 57.3% of net sales for the three months ended April 30, 2003. The increase reflects spending to operate the Ebel business for two months and increases in spending relating to the base business. The spending increase in the base business included higher marketing expenses due to the increase in sales, added spending in support of the nine new Movado Boutiques, higher payroll and commissions and increased spending in Asia to support the development of the Movado brand in China and the global expansion of Tommy Hilfiger.

Interest Expense. Net interest expense for the three months ended April 30, 2004 declined by 7.4% to $0.7 million as compared to $0.8 million for the three months ended April 30, 2003. The decrease is due to the reduction of the average borrowing rate to 5.2% as of April 30, 2004 from 5.8% as of April 30, 2003. This reduced rate is the result of the mix of the borrowings with a greater portion classified as short-term bank loans due to the continued paydown of the Company's long-term debt. The average debt for the quarter increased 2.5% from prior year to $45.5 million.

Income Taxes. The Company recorded a tax expense of $0.2 million for the three months ended April 30, 2004 as compared to a tax expense of $0.3 million for the three months ended April 30, 2003. Taxes were recorded at a 25.0% and 28.0% rate for the period ended April 30, 2004 and 2003, respectively. The decrease in the effective tax rate is the result of the Company's projected profits and earnings mix for the year.

Net Income. For the quarter ended April 30, 2004, the Company recorded net income of $0.7 million. This reflects the consolidated net income from the Company's base business, prior to the Ebel acquisition, of $2.5 million partially offset by a loss from Ebel of $1.8 million.

LIQUIDITY AND FINANCIAL POSITION

Cash used in operating activities amounted to $21.0 million for the three months ended April 30, 2004 and $21.8 million for the three months ended April 30, 2003. The decrease in cash used in operating activities for the three months ended April 30, 2004 as compared to the three months ended April 30, 2003 was primarily due to an improvement in the accounts receivable days outstanding due to the mix of sales growth in the Movado Boutiques and Tommy Hilfiger watches where shorter payment terms are the norm. Additionally, the base business experienced improved cash collections as of April 30, 2004. Cash was also favorably impacted by higher accounts payable. This was partially offset by increased inventory to stock the nine new Movado Boutiques and a normal cyclical build of new products for introduction at the annual International Watch and Jewelry Fair held in Basel, Switzerland.

Cash used in investing activities amounted to $44.9 million and $1.6 million for the three months ended April 30, 2004 and 2003, respectively. The cash used during the period ended April 30, 2004 was primarily for the acquisition of Ebel. In addition, cash was used for capital expenditures primarily related to the build out of the new Movado Boutiques and renovations of existing retail operations. The cash used during the period ended April 30, 2003 was mainly for the build out of the Movado Boutiques and various information systems projects.

Cash provided by financing activities amounted to $21.8 million and $18.5 million for the three months ended April 30, 2004 and 2003, respectively, which was the result of seasonal short-term borrowings.

At April 30, 2004, the Company had two series of Senior Notes outstanding. Senior Notes due January 31, 2005, with a remaining principal amount due of $5.0 million, were originally issued in a private placement completed in fiscal 1994. These notes have required annual principal payments of $5.0 million since January 1998 and bear interest at a rate of 6.56% per annum.

During fiscal 1999, the Company issued $25.0 million of Series A Senior Notes under a Note Purchase and Private Shelf Agreement dated November 30, 1998. These notes bear interest at a rate of 6.90% per annum, mature on October 30, 2010 and are subject to annual repayments of $5.0 million commencing October 31, 2006.

As of March 21, 2004, the Company amended its Note Purchase and Private Shelf Agreement, originally dated March 21, 2001, to expire on March 21, 2007. This agreement allows for the issuance, for up to three years after the date thereof, of senior promissory notes in the aggregate principal amount of up to $40.0 million with maturities up to 12 years from their original date of issuance. As of April 30, 2004 and 2003, there were no amounts outstanding under the agreement.

On June 17, 2003, the Company completed the renewal of its revolving credit line with its bank group. The agreement provides for a three year $75.0 million unsecured revolving line of credit and $15.0 million of uncommitted working capital lines. The line of credit expires on June 17, 2006. At April 30, 2004, the Company had $27.5 million of outstanding borrowings under its bank lines as compared to $18.8 million at April 30, 2003. In addition, one bank in the domestic bank group issued five irrevocable standby letters of credit for retail and operating facility leases to various landlords and Canadian payroll to the Royal Bank of Canada totaling $0.6 million with expiration dates through June 30, 2004.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified term with a Swiss bank. Available credit under these lines totaled
8.0 million Swiss francs, with dollar equivalents of approximately $6.2 million and $5.9 million at April 30, 2004 and 2003, respectively, of which a maximum of $5.0 million may be drawn under the terms of the Company's revolving credit line with its bank group. As of April 30, 2004, the Swiss bank has guaranteed the Company's Swiss subsidiary's obligations to certain Swiss third parties in the amount of approximately 0.9 million Swiss francs. As of April 30, 2004, there are no borrowings against these lines.

During the acquisition, the Company assumed the existing mortgage of 6.6 million Swiss francs. The Company has classified this debt as current liabilities to reflect the Company's intent to settle this liability within the next 12 months.

Under a series of share repurchase authorizations approved by the Board of Directors, the Company has maintained a discretionary share buy-back program. There were no purchases under the repurchase program for the three months ended April 30, 2004 and 2003, respectively.

During the three months ended April 30, 2004, treasury shares increased by 2,771 as the result of cashless exercises of stock options for 18,183 shares of stock.

The Company paid dividends per share of $0.08 or approximately $1.0 million, for the three months ended April 30, 2004.

Cash and cash equivalents at April 30, 2004 amounted to $35.9 million compared to $34.5 million at April 30, 2003. The increase in cash and cash equivalents relates to the Company's continued profitability, management of working capital, translation of Swiss entities' cash balances and the favorable impact of the Company's hedging program.

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

The following presents fair value and maturities of the Company's foreign currency derivatives outstanding as of April 30, 2004 (in millions):

                                            April 30, 2004
                                              Fair Value      Maturities
                                            --------------    ----------
       Forward exchange contracts             $       0.3     2004 - 2005
       Purchased foreign currency options             4.2     2004 - 2006
                                              -----------
                                              $       4.5
                                              ===========

The Company's international business accounts for 20.2% of the Company's sales. The international operations are denominated in local currency and fluctuations in these currency rates may have an impact on the Company's sales, cost of sales, operating expenses and net income. During the three months ended April 30, 2004 and 2003, there was no material effect to the results of operations due to foreign currency rate fluctuations. There can be no assurance that this trend will continue.

INTEREST RATE RISK

As of April 30, 2004, the Company had $27.5 million in short-term bank debt obligations with variable interest rates based on LIBOR plus an applicable loan spread. The Company does not hedge these interest rate risks. The Company also has $30.0 million Senior Note debt bearing fixed interest rates per annum. The difference between the market based interest rates at April 30, 2004 and the fixed rates were unfavorable.

Item 4. Controls and Procedures

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

There has been no change in the Company's internal control over financial reporting during the quarter ended April 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

            None

Item 4.     Submission of Matters to a Vote of Security Holders

            None

Item 6.     Exhibits and Reports on Form 8-K

            (a) Exhibits

                10.1 Third Amendment to License Agreement dated June 3, 1999 between Tommy Hilfiger Licensing, Inc. and the Registrant entered into as of May 7, 2004.*

                31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

            (b) Reports on Form 8-K

The Company furnished a report on Form 8-K (Item 12) on June 2, 2004 for a press release, dated June 2, 2004, announcing financial results for the first quarter ended April 30, 2004.

On May 17, 2004, the Company amended a report on Form 8-K (Item 7) that was furnished on March 15, 2004 announcing the Ebel acquisition.

*Confidential Portions of Exhibit 10.1 have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             MOVADO GROUP, INC.
                                               (Registrant)

Dated:  June 9, 2004                   By:    /s/ Eugene J. Karpovich
                                             -------------------------------
                                              Eugene J. Karpovich
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (Chief Financial Officer and
                                              Principal Accounting Officer)
                                              (Duly Authorized Officer)