Form 10-Q
period 2004-07-31
MOVADO GROUP INC
filed 2004-09-09
CIK 72573

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

                  For the Quarterly Period Ended July 31, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for that past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

     The number of shares outstanding of the registrant's common stock and class A common stock as of August 31, 2004 were 17,927,063 and 6,801,812, respectively.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               MOVADO GROUP, INC.

                     Index to Quarterly Report on Form 10-Q
                                  July 31, 2004

                                                                                   Page
                                                                                   ----
Part I   Financial Information (Unaudited)

         Item 1.  Consolidated Balance Sheets at July 31, 2004, January 31,
                   2004 and July 31, 2003                                            3

                  Consolidated Statements of Income for the six months and
                  three months ended July 31, 2004 and 2003                          4

                  Consolidated Statements of Cash Flows for the six months
                  ended July 31, 2004 and 2003                                       5

                  Notes to Consolidated Financial Statements                         6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                         14

         Item 3.  Quantitative and Qualitative Disclosure about Market Risks        21

         Item 4.  Controls and Procedures                                           22

Part II  Other Information

         Item 1.  Legal Proceedings                                                 23

         Item 4.  Submission of Matters to a Vote of Security Holders               23

         Item 6.  Exhibits                                                          24

         Signature                                                                  25

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                                                      JULY 31,      JANUARY 31,     JULY 31,
                                                                                        2004           2004          2003
                                                                                     ----------     ----------     ----------
ASSETS

Current assets:
    Cash and cash equivalents                                                        $   27,438     $   82,083     $   47,737
    Trade receivables, net                                                               95,841         88,800         99,192
    Inventories, net                                                                    181,784        121,678        125,325
    Other                                                                                30,818         26,693         22,767
                                                                                     ----------     ----------     ----------
        Total current assets                                                            335,881        319,254        295,021

Property, plant and equipment, net                                                       48,193         42,112         39,127
Other                                                                                    38,902         29,601         27,631
                                                                                     ----------     ----------     ----------
        Total assets                                                                 $  422,976     $  390,967     $  361,779
                                                                                     ==========     ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Loans payable to banks                                                           $   25,000          $   -     $   14,000
    Current portion of long-term debt                                                     5,000         10,000          5,000
    Accounts payable                                                                     30,965         23,631         21,836
    Accrued liabilities                                                                  29,264         25,781         23,812
    Current taxes payable                                                                11,136         12,150          9,881
    Deferred taxes payable                                                                5,853          5,961          5,081
                                                                                     ----------     ----------     ----------
        Total current liabilities                                                       107,218         77,523         79,610

Long-term debt                                                                           25,000         25,000         30,000
Deferred and non-current income taxes                                                       800          2,282          2,835
Other liabilities                                                                        13,322         11,449          9,568
                                                                                     ----------     ----------     ----------
        Total liabilities                                                               146,340        116,254        122,013
                                                                                     ----------     ----------     ----------
Shareholders' equity:
    Preferred Stock, $0.01 par value,
         5,000,000 shares authorized; no shares issued                                        -              -              -
    Common Stock, $0.01 par value,
        100,000,000 shares authorized; 21,987,361, 21,723,262 and  20,755,000
        shares issued, respectively                                                         220            217            208
    Class A Common Stock, $0.01 par value,
        30,000,000 shares authorized; 6,801,812, 6,801,812 and  6,801,812
        shares issued and outstanding, respectively                                          68             68             68
    Capital in excess of par value                                                       90,638         89,349         76,878
    Retained earnings                                                                   198,426        192,601        177,816
    Accumulated other comprehensive income                                               29,648         34,473         16,966
    Treasury Stock, 4,089,898, 4,081,182 and 3,453,262
           shares, respectively, at cost                                                (42,364)       (41,995)       (32,170)
                                                                                     ----------     ----------     ----------
        Total shareholders' equity                                                      276,636        274,713        239,766
                                                                                     ----------     ----------     ----------
Total liabilities and shareholders' equity                                           $  422,976     $  390,967     $  361,779
                                                                                     ==========     ==========     ==========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                            Six Months Ended July 31,     Three Months Ended July 31,
                                            -------------------------     ---------------------------
                                               2004          2003           2004             2003
                                            ----------     ----------     ----------       ----------
Net sales                                   $  171,975     $  136,715     $   97,788       $   76,545
Cost of sales                                   70,612         53,036         39,810           29,306
                                            ----------     ----------     ----------       ----------
Gross profit                                   101,363         83,679         57,978           47,239

Operating expenses:
    Selling, general and administrative         90,908         72,894         49,230           38,426
                                            ----------     ----------     ----------       ----------
Operating income                                10,455         10,785          8,748            8,813
Income from litigation settlement, net           1,444              -          1,444                -
Net interest expense                             1,508          1,608            783              825
                                            ----------     ----------     ----------       ----------

Income before income taxes                      10,391          9,177          9,409            7,988
Provision for income taxes                       2,598          2,570          2,352            2,237
                                            ----------     ----------     ----------       ----------
Net income                                  $    7,793     $    6,607     $    7,057       $    5,751
                                            ==========     ==========     ==========       ==========

Earnings per share:
    Basic                                   $     0.32     $     0.28     $     0.29       $     0.24
                                            ==========     ==========     ==========       ==========
    Diluted                                 $     0.31     $     0.27     $     0.28       $     0.23
                                            ==========     ==========     ==========       ==========

Weighted average shares outstanding:
    Basic                                       24,590         23,948         24,643           24,002
                                            ==========     ==========     ==========       ==========
    Diluted                                     25,416         24,906         25,484           25,140
                                            ==========     ==========     ==========       ==========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                     Six Months Ended July 31,
                                                                                     -------------------------
                                                                                       2004           2003
                                                                                     ----------     ----------
Cash flows from operating activities:
   Net income                                                                        $    7,793     $    6,607
   Adjustments to reconcile net income to net cash used in operating activities:
       Depreciation and amortization                                                      5,710          4,554
       Deferred income taxes                                                                  -            176
       Provision for losses on accounts receivable                                           75            602
       Provision for losses on inventory                                                    181            350
   Changes in assets and liabilities:
       Trade receivables                                                                  3,329         (4,988)
       Inventories                                                                      (26,101)       (13,958)
       Other current assets                                                              (5,861)         8,300
       Accounts payable                                                                   4,863           (778)
       Accrued liabilities                                                               (7,858)         1,212
       Current taxes payable                                                               (991)        (1,548)
       Other non-current assets                                                            (584)        (2,319)
       Other non-current liabilities                                                        502          1,620
                                                                                     ----------     ----------
   Net cash used in operating activities                                                (18,942)          (170)
                                                                                     ----------     ----------

Cash flows from investing activities:
   Capital expenditures                                                                  (6,878)        (3,530)
   Acquisition of Ebel, net of cash acquired                                            (43,525)             -
   Trademarks                                                                              (178)          (270)
                                                                                     ----------     ----------
   Net cash used in investing activities                                                (50,581)        (3,800)
                                                                                     ----------     ----------
Cash flows from financing activities:
   Net proceeds from bank borrowings                                                     14,813         14,000
   Stock options exercised and other changes                                                923            445
   Dividends paid                                                                        (1,968)        (1,078)
                                                                                     ----------     ----------
   Net cash provided by financing activities                                             13,768         13,367
                                                                                     ----------     ----------
Effect of exchange rate changes on cash and cash equivalents                              1,110            (25)
                                                                                     ----------     ----------
Net (decrease) increase in cash and cash equivalents                                    (54,645)         9,372

Cash and cash equivalents at beginning of period                                         82,083         38,365
                                                                                     ----------     ----------
Cash and cash equivalents at end of period                                           $   27,438     $   47,737
                                                                                     ==========     ==========

Supplemental Disclosure:
Fair value of assets acquired                                                        $   71,629
Less: liabilities assumed                                                               (26,603)
                                                                                     ----------
Cash paid for the transaction                                                            45,026
Less: cash acquired                                                                      (1,340)
Less: accrued deal costs                                                                   (161)
                                                                                     ----------
Net cash paid for transaction                                                        $   43,525
                                                                                     ==========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MOVADO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited

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

NOTE 2 - ACQUISITION

On December 22, 2003, the Company entered into an agreement to acquire Ebel S.A. and the worldwide business related to the Ebel brand (collectively "Ebel") from LVMH Moet Hennessy Louis Vuitton ("LVMH"). On March 1, 2004, the Company completed the acquisition of Ebel with the exception of the payment for the acquired Ebel business in Germany, which was completed July 30, 2004. The Ebel brand, one of the world's premier luxury watch brands, was established in La Chaux-de-Fonds, Switzerland in 1911. The Company acquired Ebel to revitalize and re-build the brand and to expand its global market share.

Under the terms of the agreement, the Company acquired all of the outstanding common stock of Ebel S.A. and the related worldwide businesses in exchange for:

      -     51.6 million Swiss francs in cash; and

      - the assumption of a short-term mortgage payable of 6.6 million Swiss francs.

Under the purchase method of accounting, the Company recorded an aggregate purchase price of approximately $45.0 million, which consisted of approximately $40.6 million in cash and $4.4 million in deal costs and other incurred liabilities, which primarily consisted of legal, accounting, investment banking and financial advisory services fees.

In accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS 141"), the Company allocated the purchase price to the tangible assets, intangible assets, and liabilities acquired based on their estimated fair values. The fair value assigned to tangible and intangible assets acquired was based on an independent appraisal. The fair value of assets acquired and liabilities assumed exceeds the purchase price. That excess has been allocated as a pro rata reduction of the amounts that otherwise would have been assigned to all of the acquired assets except for certain specific types of assets as set forth in SFAS 141. The pro forma adjustments were based upon an independent assessment of appraised values. The assessment is now complete. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), goodwill and purchased intangibles with indefinite lives are not amortized but will be reviewed annually for impairment. Purchased intangibles with finite lives are amortized on a straight-line basis over their respective estimated useful lives.

In accordance with Emerging Issues Task Force No. 95-3 ("EITF 95-3"), "Recognition of Liabilities in Connection with a Purchase Business Combination", the Company recognized costs associated with exiting an activity of an acquired company and involuntary termination of employees of an acquired company as liabilities assumed in a purchase business combination and included the liabilities in the allocation of the acquisition cost. The liability recognized in connection with the acquisition of Ebel is comprised of approximately $2.4 million for employee severance, $0.2 million for lease terminations, $1.7 million for exit costs related to certain promotional and purchase contracts and $0.4 million of other liabilities. During the quarter ended July 31, 2004, payments against employee severance, exit costs and other liabilities amounted to $1.1 million, $0.4 million and $0.3 million, respectively. The employee severance, and the payments against employee severance, are entirely related to the Ebel business in Europe. There are no further adjustments related to the aforementioned accruals.

As part of the acquisition, the Company recorded deferred tax assets resulting from Ebel's net operating loss carry forwards amounting to approximately 165.0 million Swiss francs. The Company established a full valuation allowance on the deferred tax assets. However, if the deferred tax assets are subsequently recognized, the recognition of the tax benefit will be applied to reduce the carrying value of acquired intangible assets to zero, prior to being recognized as a reduction of income tax expense. The total purchase price has been allocated as follows (in thousands):

Cash                                         $   1,340
Accounts receivable                             16,369
Property, plant and equipment                    4,556
Inventories                                     35,834
Intangible assets                                9,129
Other current assets                             4,401
                                             ---------
          Total assets acquired                 71,629

Current liabilities                             16,149
Short-term commitments and contingencies         5,269
Mortgage payable                                 5,185
                                             ---------
Total purchase price                         $  45,026
                                             =========

In allocating the purchase price, the Company considered, among other factors, its intention for future use of the acquired assets, analyses of historical financial performance and estimates of future performance of Ebel's products. Included in the other current assets are certain assets held for sale of approximately $1.4 million, which are expected to be disposed of within the next 12 months.

The fair value of intangible assets was primarily based on the income approach and cost approach. The discount rates used were 16% for customer lists and 21% for trade names and trademarks. These discount rates were determined after consideration of the industry's cost of capital which is equal to the weighted average, after-tax cost of equity and debt. The identifiable intangible assets purchased in the Ebel acquisition consisted of the following (in thousands):

                                                Gross
Identifiable Intangible Assets                  Value       Useful Life
                                              ---------     -----------
Trade names and trademarks                    $   8,343     Indefinite
Customer list                                       786      5 years
                                              ---------
Total                                         $   9,129
                                              =========

Amortization expense for the next four years and thereafter for intangibles with finite lives is as follows (in thousands):

                                               Estimated
                                              Amortization
                                                Expense
                                              ------------
FOR THE YEAR ENDED
January 31, 2005                              $        144
January 31, 2006                                       157
January 31, 2007                                       157
January 31, 2008 and thereafter                        328
                                              ------------
                                              $        786
                                              ============

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company and Ebel, on a pro forma basis, as though the acquisition had been completed as of the beginning of each period presented. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of each six month and three month period presented. The unaudited pro forma condensed combined statements of income for the six months and three months ended July 31, 2004 combines the historical results for the Company for the six months and three months ended July 31, 2004 and the historical results for Ebel for the period preceding the acquisition of February 1 through February 29, 2004. The unaudited pro forma condensed combined statements of income for the six months and three months ended July 31, 2003 combines the historical results for the Company for the six months and three months ended July 31, 2003, and the historical results for Ebel for the six months and three months ended July 31, 2003. The following amounts are in thousands, except per share amounts:

                                        Six Months Ended              Three Months Ended
                                            July 31,                        July 31,
                                  ---------------------------     ---------------------------
                                      2004           2003            2004           2003
                                  -----------     -----------     -----------     -----------
Revenues                          $   173,344     $   166,957     $    97,788     $    94,606
Net income                        $     5,902     $        36     $     7,057     $     2,165
Basic income per share            $      0.24     $      0.00     $      0.29     $      0.09
Diluted income per share          $      0.23     $      0.00     $      0.28     $      0.09

NOTE 3 - STOCK OPTION PLAN

The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plan. No compensation cost has been recognized for any stock options granted under the Company's stock option plan because the quoted market price of the Common Stock at the grant date was not in excess of the amount an employee must pay to acquire the Common Stock. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," issued by the Financial Accounting Standards Board ("FASB") in 1995, prescribes a method to record compensation cost for stock-based employee compensation plans at fair value. The Company utilizes the Black-Scholes option-pricing model for determining the fair value of the stock-based compensation. Pro forma disclosures as if the Company had adopted the recognition requirements under SFAS No. 123 for the six months and three months ended July 31, 2004 and 2003, respectively, are presented below.

                                            For The Six Months Ended      For The Three Months Ended
                                                     July 31,                       July 31,
                                            ------------------------      --------------------------
(In thousands, except per share data)          2004           2003           2004           2003
                                            ----------     ----------     ----------      ----------
Net income as reported                      $    7,793     $    6,607     $    7,057      $    5,751
Fair value based compensation
    expense, net of taxes                        2,805          1,539          1,408             852
                                            ----------     ----------     ----------      ----------
Pro forma net income                        $    4,988     $    5,068     $    5,649      $    4,899
                                            ==========     ==========     ==========      ==========

Basic earnings per share:
    As reported                             $     0.32     $     0.28     $     0.29      $     0.24
    Pro forma under SFAS No. 123            $     0.20     $     0.21     $     0.23      $     0.20

Diluted earnings per share:
    As reported                             $     0.31     $     0.27     $     0.28      $     0.23
    Pro forma under SFAS No. 123            $     0.20     $     0.20     $     0.22      $     0.19

NOTE 4 - COMPREHENSIVE INCOME

The components of comprehensive income for the six months and three months ended July 31, 2004 and 2003 are as follows (in thousands):

                                                                    Six Months Ended            Three Months Ended
                                                                         July 31,                      July 31,
                                                                -------------------------     -------------------------
                                                                   2004          2003            2004           2003
                                                                ----------     ----------     ----------     ----------
Net income                                                      $    7,793     $    6,607     $    7,057     $    5,751
Net unrealized gain (loss) on
    investments, net of tax                                             20            146             (8)           104
Effective portion of unrealized income (loss) on hedging
    contracts, net of tax                                            2,297         (2,133)           360         (1,473)
Foreign currency translation adjustment                             (7,142)          (433)         3,599         (2,012)
                                                                ----------     ----------     ----------     ----------
Total comprehensive income                                      $    2,968     $    4,187     $   11,008     $    2,370
                                                                ==========     ==========     ==========     ==========

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

Operating Segment Data For The Six Months Ended July 31, 2004 And 2003:

                                      Net Sales              Operating Income (Loss)
                              -------------------------     -------------------------
                                 2004           2003           2004          2003
                              ----------     ----------     ----------     ----------
Wholesale                     $  141,600     $  112,149     $   12,714     $   12,227
Retail                            30,375         24,566         (2,259)        (1,442)
                              ----------     ----------     ----------     ----------
Consolidated total            $  171,975     $  136,715     $   10,455     $   10,785
                              ==========     ==========     ==========     ==========

Operating Segment Data For The Three Months Ended July 31, 2004 And 2003:

                                      Net Sales              Operating Income (Loss)
                              -------------------------     -------------------------
                                 2004           2003           2004          2003
                              ----------     ----------     ----------     ----------
Wholesale                     $   80,592     $   62,799     $    9,299     $    8,524
Retail                            17,196         13,746           (551)           289
                              ----------     ----------     ----------     ----------
Consolidated total            $   97,788     $   76,545     $    8,748     $    8,813
                              ==========     ==========     ==========     ==========

Geographic Segment Data For The Six Months Ended July 31, 2004 And 2003:

                                      Net Sales                  Operating Income
                              -------------------------     -------------------------
                                 2004           2003           2004          2003
                              ----------     ----------     ----------     ----------
Domestic                      $  136,226     $  118,327     $    5,115     $    1,447
International                     35,749         18,388          5,340          9,338
                              ----------     ----------     ----------     ----------
Consolidated total            $  171,975     $  136,715     $   10,455     $   10,785
                              ==========     ==========     ==========     ==========

Geographic Segment Data For the Three Months Ended July 31, 2004 and 2003:

                                      Net Sales                  Operating Income
                              -------------------------     -------------------------
                                 2004           2003           2004          2003
                              ----------     ----------     ----------     ----------
Domestic                      $   77,143     $   67,059     $    4,978     $    3,462
International                     20,645          9,486          3,770          5,351
                              ----------     ----------     ----------     ----------
Consolidated total            $   97,788     $   76,545     $    8,748     $    8,813
                              ==========     ==========     ==========     ==========

Domestic and International net sales are net of intercompany sales of $115.9 million and $94.8 million for the six months ended July 31, 2004 and 2003, respectively.

Domestic and International net sales are net of intercompany sales of $56.3 million and $53.7 million for the three months ended July 31, 2004 and 2003, respectively.

                                                Total Assets
                              -------------------------------------------------
                              July 31, 2004    January 31, 2004   July 31, 2003
                              -------------    ----------------   -------------
Domestic                      $     145,873     $     128,112     $     127,721
International                       277,103           262,855           234,058
                              -------------     -------------     -------------
Consolidated total            $     422,976     $     390,967     $     361,779
                              =============     =============     =============

NOTE 6 - EXECUTIVE RETIREMENT PLAN

The Company has a number of employee benefit plans covering substantially all employees. Certain eligible executives of the Company have elected to defer a portion of their compensation on a pre-tax basis under a defined contribution, supplemental executive retirement plan (SERP) sponsored by the Company. The SERP was adopted effective June 1, 1995, and provides eligible executives with supplemental pension benefits in addition to amounts received under the Company's other retirement plans. The Company makes a matching contribution which vests equally over five years. For the six months ended July 31, 2004 and 2003, the Company recorded an expense related to the SERP of $0.3 million for each period. For the three months ended July 31, 2004 and 2003, the Company recorded an expense related to the SERP of $0.1 million for each period.

NOTE 7 - INVENTORIES

Inventories consist of the following (in thousands):

                                    July 31,         January 31,        July 31,
                                      2004              2004              2003
                                  -------------     -------------     -------------
Finished goods                    $     153,605     $      78,490     $      82,937
Component parts                          74,075            43,335            43,161
Work-in-process                           5,349             2,261             2,869
                                  -------------     -------------     -------------
                                        233,029           124,086           128,967
Less: inventories reserve               (51,245)           (2,408)           (3,642)
                                  -------------     -------------     -------------
                                  $     181,784     $     121,678     $     125,325
                                  =============     =============     =============

The increase in all inventory categories, including the inventory reserve, includes the acquired net assets of Ebel. As of July 31, 2004, the Ebel inventory was $91.4 million with reserves of $48.2 million.

NOTE 8 - EARNINGS PER SHARE

The Company presents net income per share on a basic and diluted basis. Basic earnings per share is computed using weighted-average shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for dilutive common stock equivalents.

The weighted average number of shares outstanding for basic earnings per share were 24,590,000 and 23,948,000 for the six months ended July 31, 2004 and 2003, respectively. For diluted earnings per share, these amounts were increased by 826,000 and 958,000 for the six months ended July 31, 2004 and 2003, respectively, due to potentially dilutive common stock equivalents issuable under the Company's stock option plans and restricted stock grants.

The weighted average number of shares outstanding for basic earnings per share were 24,643,000 and 24,002,000 for the three months ended July 31, 2004 and 2003, respectively. For diluted earnings per share, these amounts were increased by 841,000 and 1,138,000 for the three months ended July 31, 2004 and 2003, respectively, due to potentially dilutive common stock equivalents issuable under the Company's stock option plans and restricted stock grants.

NOTE 9 - STOCK DIVIDEND

On June 17, 2004, the Company's shareholders approved an amendment to its articles of incorporation providing for an increase in the authorized shares of common stock and Class A common stock to 100 million shares and 30 million shares, respectively. Subsequently, on June 25, 2004, the Company distributed a stock dividend of one newly issued share of common stock and one newly issued share of Class A common stock for each then outstanding share of common stock and of Class A common stock, respectively, to shareholders of record as of June 11, 2004. The balance sheet has been updated accordingly.

NOTE 10 - LITIGATION SETTLEMENT

On July 28, 2004, a settlement was reached in a lawsuit the Company filed against Swiss Army Brands, Inc. and two individuals in November 2001. In the lawsuit, the Company alleged that Swiss Army Brands and the other defendants tortiously interfered with its business by soliciting a number of the Company's sales employees. As a result of the settlement, the Company recorded a pre-tax gain of $1.4 million in the quarter ended July 31, 2004. This consisted of a gross settlement of $1.9 million partially offset by direct costs related to the litigation of $0.5 million.

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

Results Of Operations For The Six Months Ended July 31, 2004 As Compared To The Six Months Ended July 31, 2003.

Net Sales: Comparative net sales by business segment were as follows (in thousands):

                          Six Months Ended
                              July 31,
                      -----------------------
                         2004         2003
                      ----------   ----------
Wholesale:
    Domestic          $  105,851   $   93,761
    International         35,749       18,388
Retail                    30,375       24,566
                      ----------   ----------
Net Sales             $  171,975   $  136,715
                      ==========   ==========

Net sales increased by $35.3 million or 25.8% for the six months ended July 31, 2004 as compared to the six months ended July 31, 2003. Sales in the wholesale segment increased by 26.3% to $141.6 million versus $112.1 million in the prior year. Sales of all brands experienced double digit percentage increases over the prior year except Movado, which experienced growth in the mid-single digits above last year and ESQ which experienced growth in the high single digits above last year. Sales include $12.8 million for the Ebel brand.

Sales in the domestic wholesale business were $105.9 million or 12.9%, above the prior year sales of $93.8 million. Tommy Hilfiger posted sales increases of 64.5% over the prior year due to increased sell through at retail locations in addition to added new store distribution. Concord and Coach sales experienced double digit percentage increases over the prior year, ESQ sales experienced high single digit percentage increases over the prior year, and Movado sales experienced mid single digit percentage increases over the prior year.

Sales in the international wholesale business were $35.7 million or 94.4% above prior year. All brands recorded double digit percentage increases with Tommy Hilfiger sales more than doubling year over year reflecting the strength of the Tommy Hilfiger brand name, the addition of new Tommy Hilfiger doors, and the appeal of the watch designs and price points in the international marketplace. Sales of all brands were particularly strong in Asia, where they were up over 100% from the prior year second quarter (which was significantly impacted by the outbreak of SARS).

Sales in the retail segment rose 23.6% to $30.4 million. The increase was driven by overall 66.8% growth in Movado Boutique sales. This increase was the result of an 18.4% increase in comparable store sales along with the addition of eight new stores year over year. The outlet business experienced a mid single digit percentage increase in sales.

Gross Profit. Gross profit for the six months ended July 31, 2004 was $101.4 million, or 58.9%, of net sales as compared to $83.7 million, or 61.2%, of net sales for the six months ended July 31, 2003. The increase in gross profit of $17.7 million was the result of the higher sales volume. The decrease in the gross profit as a percentage of sales was the result of differences in brand and product mix, particularly the effect of the acquisition of the Ebel business, which generated lower margins, and the proportionately higher sales growth of Tommy Hilfiger, which has lower margins, as well. In addition, the mix of product within the Boutiques also contributed to the margin percent decrease due to higher jewelry sales relative to watch sales in the current year. Gross margin excluding Ebel was 59.8%.

Selling, General and Administrative. Selling, general and administrative expenses for the six months ended July 31, 2004 were $90.9 million or 52.9% of net sales as compared to $72.9 million or 53.3% of net sales for the six months ended July 31, 2003. The increase is primarily attributable to spending in support of the Company's growth initiatives. The major elements of the increased spending were to operate the Ebel business for the five months in the current year with no comparable spending in the prior year, the additional costs associated with the eight new Movado Boutiques and one new outlet, the continued global expansion of Tommy Hilfiger and increased people-related infrastructure costs to support other growth initiatives, including the development of the Movado brand in China.

Interest Expense. Net interest expense for the six months ended July 31, 2004 declined by 6.2% to $1.5 million as compared to $1.6 million for the six months ended July 31, 2003. The decrease is due to the reduction of the average borrowing rate to 4.7% as compared to 5.4% in the prior year. This reduced rate is the result of the mix of the borrowings with a greater portion classified as short-term bank loans due to the continued pay down of the Company's long-term debt. The average debt for the quarter increased by 6.2% to $53.3 million.

Litigation Settlement. The Company recognized income for the six months ended July 31, 2004 from a litigation settlement with Swiss Army Brands, Inc. in the net amount of $1.4 million. This consisted of a gross settlement of $1.9 million partially offset by direct costs related to the litigation of $0.5 million. After accounting for fees and taxes associated with the settlement, second quarter net income increased by $0.8 million, or $0.03 per diluted share.

Income Taxes. The Company recorded a tax expense of $2.6 million for the six months ended July 31, 2004 and July 31, 2003. Taxes were recorded at a 25% and a 28% rate for the periods ended July 31, 2004 and July 31, 2003 respectively. The decrease in the effective tax rate is the result of the Company's projected profits and earnings mix for the year.

Net Income. For the six months ended July 31, 2004, the Company recorded net income of $7.8 million as compared to $6.6 million for the six months ended July 31, 2003. The results for the six months ended July 31, 2004 reflect a loss from the Ebel business of $3.1 million.

Results Of Operations For The Three Months Ended July 31, 2004 As Compared To The Three Months Ended July 31, 2003.

Net Sales: Comparative net sales by business segment were as follows (in thousands):

                                 Three Months Ended
                                       July 31,
                              -------------------------
                                  2004          2003
                              ----------     ----------
Wholesale:
    Domestic                  $   59,947     $   53,313
    International                 20,645          9,486

Retail                            17,196         13,746
                              ----------     ----------
Net Sales                     $   97,788     $   76,545
                              ==========     ==========

Net sales increased by $21.2 million, or 27.8%, for the three months ended July 31, 2004 as compared to the three months ended July 31, 2003. Sales in the wholesale segment increased by 28.3%, to $80.6 million, versus $62.8 million in the prior year. Sales of all brands experienced double digit percentage increases over the prior year, except Movado, which experienced growth in the low single digits above last year. Sales include $9.4 million for the Ebel brand.

Sales in the domestic wholesale business were $59.9 million, or 12.4%, above the prior year sales of $53.3 million. Tommy Hilfiger posted sales increases of 62.2% over prior year due to increased sell through at retail locations in addition to added new store distribution. ESQ and Coach experienced double digit percentage increases, Concord experienced low single digit increases, and Movado was flat year over year.

Sales in the international wholesale business were $20.6 million, or 117.6%, above prior year. All brands recorded double digit percentage increases, with Tommy Hilfiger sales more than doubling year over year reflecting the strength of the brand name, the addition of new doors, and the appeal of the watch designs and price points in the international marketplace. Sales of all brands were particularly strong in Asia, which were up over 100% from the prior year second quarter (which was significantly impacted by the outbreak of SARS).

Sales in the retail segment rose 25.1% to $17.2 million. The increase was driven by overall 65.0% growth in Movado Boutique sales. This increase was the result of an 11.8% increase in comparable store sales along with the addition of eight new stores year over year. The outlet business sales experienced a high single digit percentage increase.

Gross Profit. Gross profit for the three months ended July 31, 2004 was $58.0 million, or 59.3%, of net sales as compared to $47.2 million, or 61.7%, of net sales for the three months ended July 31, 2003. The increase in gross profit of $10.7 million was the result of the higher sales volume. The decrease in the gross profit as a percentage of sales was the result of differences in brand and product mix, particularly the effect of the Ebel business, which generated lower margins, and the proportionately higher sales growth of Tommy Hilfiger, which has lower margins, as well. In addition, the mix of product within the Boutiques also contributed to the margin percentage decrease due to higher jewelry sales relative to watch sales in the current year. Gross margin excluding Ebel was 60.0%.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended July 31, 2004 were $49.2 million or 50.3% of net sales as compared to $38.4 million or 50.2% of net sales for the three months ended July 31, 2003. The increase is primarily attributable to spending in support of the Company's growth initiatives. The major elements of the increased spending were to operate the Ebel business for the three months in the current year with no comparable spending in the prior year, the additional costs associated with the eight new Movado Boutiques and one new outlet, the continued global expansion of Tommy Hilfiger and increased people-related infrastructure costs to support other growth initiatives, including the development of the Movado brand in China.

Interest Expense. Net interest expense for the three months ended July 31, 2004 declined by 5.1% to $783,000 as compared to $825,000 for the three months ended July 31, 2003. The decrease is due to a reduction of the average borrowing rate to 4.4% as compared to 5.0% in the prior year. This reduced rate is the result of the mix of the borrowings with a greater portion classified as short-term bank loans due to the continued pay down of the Company's long-term debt. The average debt for the quarter increased by 9.0% to $60.8 million.

Litigation Settlement. The Company recognized income for the three months ended July 31, 2004 from a litigation settlement with Swiss Army Brands, Inc. in the net amount of $1.4 million. This consisted of a gross settlement of $1.9 million partially offset by direct costs related to the litigation of $0.5 million. After accounting for fees and taxes associated with the settlement, second quarter net income increased by $0.8 million, or $0.03 per diluted share.

Income Taxes. The Company recorded a tax expense of $2.4 million for the three months ended July 31, 2004 as compared to a tax expense of $2.2 million for the three months ended July 31, 2003. Taxes were recorded at a 25% and a 28% rate for the periods ended July 31, 2004 and July 31, 2003 respectively. The decrease in the effective tax rate is the result of the Company's projected profits and earnings mix for the year.

Net Income. For the three months ended July 31, 2004, the Company recorded net income of $7.1 million as compared to $5.8 million for the three months ended July 31, 2003. The results for the three months ended July 31, 2004 reflect a loss from the Ebel business of $1.3 million.

LIQUIDITY AND FINANCIAL POSITION

Cash used in operating activities amounted to $18.9 million and $0.2 million for the six months ended July 31, 2004 and 2003, respectively. The increase in the cash used in operating activities for the six months ended July 31, 2004 compared to July 31, 2003, was the result of several factors. Increase in inventories resulted in an additional use of cash of $12.1 million. The addition of product to stock the opening of eight new retail stores and the build-up of inventory to support higher anticipated sales for the upcoming holiday selling season were the primary reasons for the change. The impact of the Company's hedging program accounted for a $10.4 million use of cash. An $8.0 million increase in the use of cash resulted from activities associated with the integration of Ebel, including the payment of severance and the consummation of customer-related transactions provided for in the opening balance sheet. These increases were partially offset by cash provided by changes in accounts receivable of $8.3 million primarily due to an improvement in the accounts receivable days outstanding due to the mix of sales growth in the Movado Boutiques and Tommy Hilfiger, where shorter payment terms are the norm and improved cash collections. Additionally, $5.6 million of cash was provided by accounts payable principally due to the payments associated with the increased inventory purchases.

Cash used in investing activities amounted to $50.6 million and $3.8 million for the six months ended July 31, 2004 and 2003, respectively. The cash used during the period ended July 31, 2004 was primarily for the acquisition of Ebel. In addition, cash was used during the six months ended July 31, 2004 for capital expenditures, primarily for the build out of the eight new Movado Boutiques and for furniture and fixtures for the expanded space in the headquarters facility in Paramus. The cash used during the six months ended July 31, 2003 was primarily for capital expenditures for the build out of the new Movado Boutiques and normal ongoing systems hardware and software investments.

Cash provided by financing activities amounted to $13.8 million and $13.4 million for the six months ended July 31, 2004 and 2003, respectively. For the period ended July 31, 2004, cash was provided by normal seasonal short term borrowings of $20.0 million and was partially offset by payment of the mortgage assumed in the Ebel acquisition of $5.2 million. For the period ended July 31, 2003, cash was provided primarily from normal seasonal short term borrowings of $14.0 million.

At July 31, 2004, the Company had two series of Senior Notes outstanding. Senior Notes due January 31, 2005, with a remaining principal amount due of $5.0 million, were originally issued in a private placement completed in fiscal 1994. These notes have required annual principal payments of $5.0 million since January 1998 and bear interest of 6.56% per annum.

During fiscal 1999, the Company issued $25.0 million of Series A Senior Notes under a Note Purchase and Private Shelf Agreement dated November 30, 1998. These notes bear interest of 6.90% per annum, mature on October 30, 2010 and are subject to annual repayments of $5.0 million commencing October 31, 2006.

As of March 21, 2004, the Company amended its Note Purchase and Private Shelf Agreement, originally dated March 21, 2001, to expire on March 21, 2007. This agreement allows for the issuance, for up to three years after the date thereof, of senior promissory notes in the aggregate principal amount of up to $40.0 million with maturities up to 12 years from their original date of issuance. As of July 31, 2004 and 2003, there were no amounts outstanding under the agreement.

On June 17, 2003, the Company completed the renewal of its revolving credit line with its bank group. The agreement provides for a three year $75.0 million unsecured revolving line of credit and $15.0 million of uncommitted working capital lines. The line of credit expires on June 17, 2006. At July 31, 2004, the Company had $25.0 million of outstanding borrowings under its bank lines as compared to $14.0 million at July 31, 2003. In addition, one bank in the domestic bank group issued five irrevocable standby letters of credit for retail and operating facility leases to various landlords and Canadian payroll to the Royal Bank of Canada totaling $0.6 million with expiration dates through June 30, 2005.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. Available credit under these lines totaled 8.0 million Swiss francs, with dollar equivalents of approximately $6.2 million and $6.4 million at July 31, 2004 and 2003, respectively, of which a maximum of $5.0 million may be drawn under the terms of the Company's revolving credit line with its bank group. As of July 31, 2004, the Swiss bank has guaranteed the Company's Swiss subsidiary's obligations to certain Swiss third parties in the amount of approximately 0.9 million Swiss francs. As of July 31, 2004, there are no borrowings against these lines.

As part of the Ebel acquisition, the Company assumed an existing mortgage of 6.6 million Swiss francs. The Company settled this liability during the three months ended July 31, 2004.

Under a series of share repurchase authorizations approved by the Board of Directors, the Company has maintained a discretionary share buy-back program. There were no purchases under the repurchase program for the six months ended July 31, 2004 and 2003.

During the six months ended July 31, 2004, treasury shares increased by 6,888 as the result of cashless exercises of stock options for 43,685 shares of stock.

The Company paid dividends of $0.04 per share for the first and second quarter, or approximately $2.0 million for the six months ended July 31, 2004, and $0.015 per share for the first quarter and $0.03 per share for the second quarter, or approximately $1.1 million for the six months ended July 31, 2003.

Cash and cash equivalents at July 31, 2004 amounted to $27.4 million compared to $47.7 million at July 31, 2003.

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

The following presents fair value and maturities of the Company's foreign currency derivatives outstanding as of July 31, 2004 (in millions):

                                     JULY 31, 2004
                                       FAIR VALUE        MATURITIES
                                     -------------       ----------
Forward exchange contracts             ($   1.4)         2004-2005
Purchased foreign currency options          5.4          2004-2006
                                        -------
                                        $   4.0
                                        =======

The Company's international trade business accounts for 20.8% of the Company's sales in various currencies. The international operations are denominated in local currency and fluctuations in these currency rates may have an impact on the Company's sales, cost of sales, operating expenses and net income.

INTEREST RATE RISK

As of July 31, 2004, the Company had $25.0 million in short-term bank debt obligations with variable interest rates based on LIBOR plus an applicable loan spread. The Company does not hedge these interest rate risks. The Company also has $30.0 million Senior Note debt bearing fixed interest rates per annum. The difference between the market based interest rates at July 31, 2004 and the fixed rates were unfavorable.

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

There has been no change in the Company's internal control over financial reporting during the quarter ended July 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                           PART II - OTHER INFORMATION

Item 1.   Legal proceedings

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          On June 17, 2004, the Company held its annual meeting of shareholders at its corporate office in Paramus, New Jersey.

          The following matters were voted upon at the meeting:

          (i) Margaret Hayes Adame, Richard Cote, Efraim Grinberg, Gedalio Grinberg, Alan H. Howard, Nathan Leventhal, Donald Oresman and Leonard L. Silverstein were elected directors of the Company. The results of the vote were as follows:

                                                  Withheld/
      Nominee                     For              Against
      -------                     ---             ---------
Margaret Hayes Adame           39,430,211         1,227,054
Richard Cote                   37,145,125         3,512,140
Efraim Grinberg                37,236,912         3,420,353
Gedalio Grinberg               37,233,380         3,423,885
Alan H. Howard                 39,315,452         1,341,813
Nathan Leventhal               39,332,152         1,325,113
Donald Oresman                 39,277,101         1,380,164
Leonard L. Silverstein         36,791,838         3,865,427

          (ii) A proposal to ratify the selection of PricewaterhouseCoopers LLP as the Company's independent public accountants for the fiscal year ending January 31, 2005 was approved. The results of the vote were as follows:

   For            Withheld/Against       Exception/Abstain
   ---            ----------------       -----------------
40,452,481            198,735                  6,049

          (iii) A proposal to extend the term of the Company's Amended and Restated Deferred Compensation Plan for Executives to June 17, 2014 was approved. The results of the vote were as follows:

    For           Withheld/Against       Exception/Abstain
    ---           ----------------       -----------------
37,913,013           1,325,402                7,332

          (iv) A proposal to amend and restate the Company's 1996 Stock Incentive Plan was approved. The results of the vote were as follows:

   For            Withheld/Against       Exception/Abstain
   ---            ----------------       -----------------
33,202,588           5,891,737                151,422

          (v) A proposal to amend the Company's restated certificate of incorporation to increase the number of authorized shares of common stock and Class A common stock was approved. The results of the vote were as follows:

   For            Withheld/Against       Exception/Abstain
   ---            ----------------       -----------------
35,111,205           5,541,646               4,414

Item 6.   Exhibits

          (a)     Exhibits

                  10.1 Amendment dated August 5, 2004 to Line of Credit Agreement dated August 20, 2001, as previously amended, between the Registrant and The Bank of New York.

                  10.2 Master Credit Agreement dated August 17, 2004 and August 20, 2004 between MGI Luxury Group S.A. and UBS AG.

                  10.3 Line of Credit letter agreement dated as of June 20, 2004 between the Registrant and Fleet National Bank and Second Amended and Restated Promissory Note as of June 20, 2004.

                  10.4 Fourth Amendment to License Agreement dated June 3, 1999 between Tommy Hilfiger Licensing, Inc. and the Registrant entered into as of June 25, 2004.*

                  31.1  Certification of the Chief Executive Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2  Certification of the Chief Financial Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1 Certification of Principal Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2 Certification of Principal Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Confidential portions of Exhibit 10.4 have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 MOVADO GROUP, INC.
                                                    (Registrant)

Dated: September 9, 2004                   By: /s/ Eugene J. Karpovich
                                               ---------------------------------
                                               Eugene J. Karpovich
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Chief Financial Officer and
                                               Principal Accounting Officer)