Form 10-Q
period 2004-10-31
MOVADO GROUP INC
filed 2004-12-10
CIK 72573

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

                For the Quarterly Period Ended October 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from             to

                         Commission File Number 1-16497

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for that past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

     The number of shares outstanding of the registrant's common stock and class A common stock as of November 30, 2004 were 17,960,940 and 6,801,812, respectively.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               MOVADO GROUP, INC.

                     Index to Quarterly Report on Form 10-Q
                                October 31, 2004

                                                                                                              Page
                                                                                                              ----
Part I       Financial Information (Unaudited)

             Item 1.          Consolidated Balance Sheets at October 31, 2004, January 31, 2004 and
                              October 31, 2003                                                                  3

                              Consolidated Statements of Income for the three months and nine months
                              ended October 31, 2004 and 2003                                                   4

                              Consolidated Statements of Cash Flows for the nine months ended October
                              31, 2004 and 2003                                                                 5

                              Notes to Consolidated Financial Statements                                        6

             Item 2.          Management's Discussion and Analysis of Financial Condition and Results of
                              Operations                                                                       14

             Item 3.          Quantitative and Qualitative Disclosure about Market Risks                       20

             Item 4.          Controls and Procedures                                                          21

Part II      Other Information

             Item 1.          Legal Proceedings                                                                22

             Item 4.          Submission of Matters to a Vote of Security Holders                              22

             Item 6.          Exhibits                                                                         22

Signature                                                                                                      23

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. Financial Statements

                               MOVADO GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                                    October 31,    January 31,    October 31,
                                                                       2004           2004           2003
                                                                    -----------    -----------    -----------
ASSETS

Current assets:
    Cash and cash equivalents                                        $  35,870      $  82,083      $  60,957
    Trade receivables, net                                             137,861         88,800        120,706
    Inventories, net                                                   192,811        121,678        123,074
    Other                                                               40,359         26,693         20,341
                                                                     ---------      ---------      ---------
       Total current assets                                            406,901        319,254        325,078

Property, plant and equipment, net                                      50,105         42,112         40,744
Other                                                                   41,641         29,601         29,052
                                                                     ---------      ---------      ---------
       Total assets                                                  $ 498,647      $ 390,967      $ 394,874
                                                                     =========      =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Loans payable to banks                                           $  16,300      $       -      $  22,000
    Current portion of long-term debt                                    5,000         10,000          5,000
    Accounts payable                                                    41,928         23,631         22,115
    Accrued liabilities                                                 47,180         25,781         31,084
    Current taxes payable                                               14,830         12,150         12,680
    Deferred taxes payable                                               6,081          5,961          5,188
                                                                     ---------      ---------      ---------
       Total current liabilities                                       131,319         77,523         98,067

Long-term debt                                                          45,000         25,000         30,000
Deferred and non-current income taxes                                    3,291          2,282          2,406
Other liabilities                                                       12,826         11,449         10,518
                                                                     ---------      ---------      ---------
       Total liabilities                                               192,436        116,254        140,991
                                                                     ---------      ---------      ---------

Shareholders' equity:
    Preferred Stock, $0.01 par value,
       5,000,000 shares authorized; no shares issued                         -              -              -
    Common Stock, $0.01 par value,
       100,000,000 shares authorized; 22,031,474, 21,723,262 and
       20,856,616 shares issued and outstanding, respectively              220            217            209
    Class A Common Stock, $0.01 par value,
       30,000,000 shares authorized; 6,803,161, 6,801,812 and               68             68             68
       6,801,812 shares issued and outstanding, respectively
    Capital in excess of par value                                      92,754         89,349         77,499
    Retained earnings                                                  208,771        192,601        187,164
    Accumulated other comprehensive income                              46,836         34,473         21,113
    Treasury Stock, 4,092,588, 4,081,182 and 3,453,262
       shares, respectively, at cost                                   (42,438)       (41,995)       (32,170)
                                                                     ---------      ---------      ---------
       Total shareholders' equity                                      306,211        274,713        253,883
                                                                     ---------      ---------      ---------
 Total liabilities and shareholders' equity                          $ 498,647      $ 390,967      $ 394,874
                                                                     =========      =========      =========

                 See Notes to Consolidated Financial Statements

                               MOVADO GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                         Three Months Ended October 31,    Nine Months Ended October 31,
                                         ------------------------------    -----------------------------
                                             2004             2003             2004             2003
                                             ----             ----             ----             ----
Net sales                                  $127,023         $100,767         $298,998         $237,482
Cost of sales                                49,882           39,428          120,494           92,464
                                           --------         --------         --------         --------

Gross profit                                 77,141           61,339          178,504          145,018
Selling, general and administrative          61,157           46,584          152,065          119,478
                                           --------         --------         --------         --------

Operating income                             15,984           14,755           26,439           25,540
Income from litigation settlement, net            -                -            1,444                -
Net interest expense                            872              764            2,380            2,372

Income before income taxes                   15,112           13,991           25,503           23,168
Provision for income taxes                    3,778            3,917            6,376            6,487
                                           --------         --------         --------         --------

Net income                                 $ 11,334         $ 10,074         $ 19,127         $ 16,681
                                           ========         ========         ========         ========

Earnings per share:
    Basic                                  $   0.46         $   0.42         $   0.78         $   0.69
                                           ========         ========         ========         ========
    Diluted                                $   0.44         $   0.40         $   0.75         $   0.67
                                           ========         ========         ========         ========

Weighted average shares outstanding:
    Basic                                    24,756           24,193           24,646           24,030
                                           ========         ========         ========         ========
    Diluted                                  25,621           25,257           25,497           25,007
                                           ========         ========         ========         ========

                 See Notes to Consolidated Financial Statements

                               MOVADO GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                 Nine Months Ended October 31,
                                                                                 -----------------------------
                                                                                    2004               2003
                                                                                  --------           --------
Cash flows from operating activities:
   Net income                                                                     $ 19,127           $ 16,681
   Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
      Depreciation and amortization                                                  8,601              7,074
      Deferred income taxes                                                              -                175
      Provision for losses on accounts receivable                                      723              1,129
      Provision for losses on inventory                                                215                500
   Changes in assets and liabilities:
      Trade receivables                                                            (37,760)           (26,509)
      Inventories                                                                  (30,242)           (10,490)
      Other current assets                                                          (3,031)            11,712
      Accounts payable                                                              14,130               (817)
      Accrued liabilities                                                            9,157              8,551
      Current taxes payable                                                          2,630              1,224
      Other non-current assets                                                      (1,402)              (543)
      Other non-current liabilities                                                    (31)             2,576
                                                                                  --------           --------
   Net cash (used in)/provided by operating activities                             (17,883)            11,263
                                                                                  --------           --------

Cash flows from investing activities:
   Capital expenditures                                                            (10,906)            (7,295)
   Investment in Ebel                                                              (43,525)                 -
   Trademarks                                                                         (321)              (536)
                                                                                  --------           --------
   Net cash used in investing activities                                           (54,752)            (7,831)
                                                                                  --------           --------

Cash flows from financing activities:
   Net proceeds from bank borrowings                                                26,113             22,000
   Stock options exercised & other                                                   2,963              1,064
   Dividends paid                                                                   (2,957)            (1,804)
                                                                                  --------           --------
   Net cash provided by financing activities                                        26,119             21,260
                                                                                  --------           --------

Effect of exchange rate changes on cash and cash equivalents                           303             (2,100)
                                                                                  --------           --------

Net (decrease) increase in cash and cash equivalents                               (46,213)            22,592

Cash and cash equivalents at beginning of period                                    82,083             38,365
                                                                                  --------           --------

Cash and cash equivalents at end of period                                        $ 35,870           $ 60,957
                                                                                  ========           ========

Supplemental Disclosure:
Fair value of assets acquired                                                     $ 71,629
Less: liabilities assumed                                                          (26,603)
                                                                                  --------
Cash paid for the transaction                                                       45,026
Less: cash acquired                                                                 (1,340)
Less: accrued deal costs                                                              (161)
                                                                                  --------
Net cash paid for transaction                                                     $ 43,525
                                                                                  ========

                 See Notes to Consolidated Financial Statements

                               MOVADO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Movado Group, Inc. (the "Company") in a manner consistent with that used in the preparation of the financial statements included in the Company's fiscal 2004 Annual Report filed on Form 10-K. In the opinion of management, the accompanying financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the periods presented. These consolidated financial statements should be read in conjunction with the aforementioned annual report. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

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

In accordance with Emerging Issues Task Force No. 95-3 ("EITF 95-3"), "Recognition of Liabilities in Connection with a Purchase Business Combination", the Company recognized costs associated with exiting an activity of an acquired company and involuntary termination of employees of an acquired company as liabilities assumed in a purchase business combination and included the liabilities in the allocation of the acquisition cost. The liability recognized in connection with the acquisition of Ebel was comprised of approximately $2.4 million for employee severance, $0.2 million for lease terminations, $1.7 million for exit costs related to certain promotional and purchase contracts and $0.4 million of other liabilities. For the nine months ended October 31, 2004, payments against employee severance, exit costs and other liabilities amounted to $1.1 million, $1.0 million and $0.3 million, respectively. The employee severance, and the payments against employee severance, are entirely related to the Ebel business in Europe. The Company expects these liabilities to be paid out by April 30, 2005. There are no further adjustments related to the abovementioned accruals.

As part of the acquisition, the Company recorded deferred tax assets resulting from Ebel's net operating loss carry forwards amounting to approximately 181.0 million Swiss francs. The Company established a full valuation allowance on the deferred tax assets. However, if the deferred tax assets are subsequently recognized, the recognition of the tax benefit will be applied to reduce the carrying value of acquired intangible assets to zero, prior to being recognized as a reduction of income tax expense. The total purchase price has been allocated as follows (in thousands):

Cash                                              $ 1,340
Accounts receivable                                16,369
Property, plant and equipment                       4,556
Inventories                                        35,834
Intangible assets                                   9,129
Other current assets                                4,401
                                                  -------
          Total assets acquired                    71,629

Current liabilities                                16,149
Short-term commitments and contingencies            5,269
Mortgage payable                                    5,185
                                                  -------
Total purchase price                              $45,026
                                                  =======

In allocating the purchase price, the Company considered, among other factors, its intention for future use of the acquired assets, analyses of historical financial performance and estimates of future performance of Ebel's products. Included in the other current assets are certain assets held for sale which currently approximate $1.5 million and are expected to be disposed of within the next 12 months.

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

                                     Gross       Useful
Identifiable Intangible Assets       Value        Life
------------------------------       -----        ----
Trade names and trademarks          $8,343      Indefinite
Customer list                          786       5 years
                                    ------
Total                               $9,129
                                    ======

Amortization expense for the next four years and thereafter for intangibles with finite lives is as follows (in thousands):

                                      Estimated
                                     Amortization
For the Year Ended                     Expense
------------------                     -------
January 31, 2005                         $144
January 31, 2006                          157
January 31, 2007                          157
January 31, 2008 and thereafter           328
                                         ----
                                         $786
                                         ====

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company and Ebel, on a pro forma basis, as though the acquisition had been completed as of the beginning of each period presented. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of each nine month and three month period presented. The unaudited pro forma condensed combined statements of income for the nine months and three months ended October 31, 2004 combines the historical results for the Company for the nine months and three months ended October 31, 2004 and the historical results for Ebel for the period preceding the acquisition of February 1 through February 29, 2004. The unaudited pro forma condensed combined statements of income for the nine months and three months ended October 31, 2003 combines the historical results for the Company for the nine months and three months ended October 31, 2003, and the historical results for Ebel for the nine months and three months ended October 31, 2003. The following amounts are in thousands, except per share amounts:

                                      Nine Months Ended              Three Months Ended
                                         October 31,                     October 31,
                                      -------------------            --------------------
                                      2004           2003            2004            2003
                                      ----           ----            ----            ----
Revenues                          $   300,367    $   286,267      $   127,023     $   119,310
Net income                        $    17,052    $     9,229      $    11,334     $     9,193
Basic income per share            $      0.69    $      0.38      $      0.46     $      0.38
Diluted income per share          $      0.67    $      0.37      $      0.44     $      0.36

NOTE 3 - STOCK OPTION PLAN

The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. No compensation cost has been recognized for any stock options granted under the Company's stock option plans because the quoted market price of the Common Stock at the grant date was not in excess of the amount an employee must pay to acquire the Common Stock. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," issued by the Financial Accounting Standards Board ("FASB"), prescribes a method to record compensation cost for stock-based employee compensation plans at fair value. The Company utilizes the Black-Scholes option-pricing model for determining the fair value of the stock-based compensation. Pro forma disclosures as if the Company had adopted the recognition requirements under SFAS No. 123 for the nine months and three months ended October 31, 2004 and 2003, respectively, are presented below.

                                                     Nine Months Ended              Three Months Ended
                                                        October 31,                     October 31,
                                                 --------------------------      --------------------------
(In thousands, except per share data)               2004            2003            2004            2003
                                                 ----------      ----------      ----------      ----------
Net income as reported:                          $   19,127      $   16,681      $   11,334      $   10,074
    Fair value based compensation
      expense, net of taxes                           3,015           2,706             210           1,167
                                                 ----------      ----------      ----------      ----------
    Pro forma net income                         $   16,112      $   13,975      $   11,124      $    8,907
                                                 ==========      ==========      ==========      ==========

Basic earnings per share:
    As reported                                  $     0.78      $     0.69      $     0.46      $     0.42
    Pro forma under SFAS No. 123                 $     0.65      $     0.58      $     0.45      $     0.37

Diluted earnings per share:
    As reported                                  $     0.75      $     0.67      $     0.44      $     0.40
    Pro forma under SFAS No. 123                 $     0.63      $     0.56      $     0.43      $     0.35

NOTE 4 - COMPREHENSIVE INCOME

The components of comprehensive income for the nine months and three months ended October 31, 2004 and 2003 are as follows (in thousands):

                                                        Nine Months Ended            Three Months Ended
                                                           October 31,                   October 31,
                                                      ----------------------       ----------------------
                                                        2004          2003           2004          2003
                                                      --------      --------       --------      --------
Net income                                            $ 19,127      $ 16,681       $ 11,334      $ 10,074
Net unrealized gain on investments, net of tax              46           202             26            56
Effective portion of unrealized gain / (loss) on
  hedging contracts, net of tax                            907        (2,722)         3,181          (726)
Foreign currency translation adjustment                 11,410         4,247         13,981         4,817
                                                      --------      --------       --------      --------
Total comprehensive income                            $ 31,490      $ 18,408       $ 28,522      $ 14,221
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

Operating Segment Data for the Nine Months Ended October 31, 2004 and 2003 (in thousands):

                             Net Sales           Operating Income (Loss)
                        -------------------      -----------------------
                          2004        2003         2004           2003
                        --------   --------      --------       --------
Wholesale               $252,418   $200,026      $ 30,811       $ 28,026
Retail                    46,580     37,456        (4,372)        (2,486)
                        --------   --------      --------       --------
Consolidated total      $298,998   $237,482      $ 26,439       $ 25,540
                        ========   ========      ========       ========

Operating Segment Data for the Three Months Ended October 31, 2004 and 2003 (In thousands):

                             Net Sales           Operating Income (Loss)
                        -------------------      -----------------------
                          2004       2003          2004           2003
                        --------   --------      --------       --------
Wholesale               $110,818   $ 87,877      $ 18,096       $ 15,799
Retail                    16,205     12,890        (2,112)        (1,044)
                        --------   --------      --------       --------
Consolidated total      $127,023   $100,767      $ 15,984       $ 14,755
                        ========   ========      ========       ========

Geographic Segment Data for the Nine Months Ended October 31, 2004 and 2003 (In thousands):

                             Net Sales              Operating Income
                        -------------------      -----------------------
                          2004       2003          2004           2003
                        --------   --------      --------       --------
Domestic                $235,697   $206,657      $ 11,962       $  7,150
International             63,301     30,825        14,477         18,390
                        --------   --------      --------       --------
Consolidated total      $298,998   $237,482      $ 26,439       $ 25,540
                        ========   ========      ========       ========

Geographic Segment Data for the Three Months Ended October 31, 2004 and 2003 (In thousands):

                             Net Sales              Operating Income
                        -------------------      -----------------------
                          2004       2003          2004           2003
                        --------   --------      --------       --------
Domestic                $ 99,211   $ 87,558      $  6,861       $  5,703
International             27,812     13,209         9,123          9,052
                        --------   --------      --------       --------
Consolidated total      $127,023   $100,767      $ 15,984       $ 14,755
                        ========   ========      ========       ========

Domestic and International net sales are net of intercompany sales of $186.3 million and $156.0 million for the nine months ended October 31, 2004 and October 31, 2003, respectively.

Domestic and International net sales are net of intercompany sales of $70.4 million and $61.2 million for the three months ended October 31, 2004 and October 31, 2003, respectively.

                                          Total Assets
                       ---------------------------------------------------
                       October 31,        January 31,          October 31,
                          2004               2004                 2003
                          ----               ----                 ----
Domestic                $183,543           $128,112             $150,174
International            315,104            262,855              244,700
                        --------           --------             --------
Consolidated total      $498,647           $390,967             $394,874
                        ========           ========             ========

NOTE 6 - EXECUTIVE RETIREMENT PLAN

The Company has a number of employee benefit plans covering substantially all employees. Certain eligible executives of the Company have elected to defer a portion of their compensation on a pre-tax basis under a defined contribution, supplemental executive retirement plan (SERP) sponsored by the Company. The SERP was adopted effective June 1, 1995, and provides eligible executives with supplemental pension benefits in addition to amounts received under the Company's other retirement plans. The Company makes a matching contribution which vests equally over five years. For the nine months ended October 31, 2004 and 2003, the Company recorded an expense related to the SERP of $0.4 million for each period. For the three months ended October 31, 2004 and 2003, the Company recorded an expense related to the SERP of $0.2 million and $0.1 million, respectively.

NOTE 7 - INVENTORIES

Inventories consist of the following (in thousands):

                                  October 31,     January 31,         October 31,
                                     2004            2004                2003
                                   ---------       ---------           ---------
Finished goods                     $ 122,031       $  78,490           $  81,660
Component parts                      118,430          43,335              40,476
Work-in-process                        8,462           2,261               4,628
                                   ---------       ---------           ---------
                                     248,923         124,086             126,764
Less: inventories reserve            (56,112)         (2,408)             (3,690)
                                   ---------       ---------           ---------
                                   $ 192,811       $ 121,678           $ 123,074
                                   =========       =========           =========

The increase in all inventory categories, including the inventory reserve, as of October 31, 2004, includes the acquired net assets of Ebel.

NOTE 8 - EARNINGS PER SHARE

The Company presents net income per share on a basic and diluted basis. Basic earnings per share is computed using weighted-average shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of shares outstanding adjusted for dilutive common stock equivalents.

The weighted-average number of shares outstanding for basic earnings per share were 24,646,000 and 24,030,000 for the nine months ended October 31, 2004 and 2003, respectively. For diluted earnings per share, these amounts were increased by 851,000 and 977,000 for the nine months ended October 31, 2004 and 2003, respectively, due to potentially dilutive common stock equivalents issuable under the Company's stock option plans and restricted stock grants.

The weighted-average number of shares outstanding for basic earnings per share were 24,756,000 and 24,193,000 for the three months ended October 31, 2004 and 2003, respectively. For diluted earnings per share, these amounts were increased by 865,000 and 1,064,000 for the three months ended October 31, 2004 and 2003, respectively, due to potentially dilutive common stock equivalents issuable under the Company's stock option plans and restricted stock grants.

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

NOTE 11 - SENIOR NOTES

The Company entered into a Note Purchase and Private Shelf Agreement, dated as of March 21, 2001 which was subsequently amended as of March 31, 2004 (the "Purchase Agreement"), with Prudential Insurance Company of America ("Prudential") and certain affiliates of Prudential (together with Prudential, the "Purchasers"). The Purchase Agreement permits the Company to issue senior promissory notes for purchase by the Purchasers, in an aggregate principal amount of up to $40.0 million, until March 21, 2007.

On October 8, 2004, the Company issued, pursuant to the Purchase Agreement, 4.79% Senior Series A-2004 Notes due 2011 (the "Senior Notes"), in an aggregate principal amount of $20.0 million, which will mature on October 8, 2011. Proceeds of the Senior Notes will be used by the Company for capital expenditures, repayment of certain of its debt obligations and general corporate purposes. The Senior Notes are senior, unsecured obligations and rank equally in right of payment with all of the Company's existing and future unsecured and unsubordinated indebtedness. The Company's payment obligations under the Senior Notes are guaranteed fully and unconditionally by Movado Retail Group, Inc. (successor in interest to SwissAm, Inc.) and Movado LLC, each of which is a subsidiary of Movado Group, Inc.

NOTE 12 - RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, "Inventory Costs", an amendment of ARB No. 43, Chapter 4 ("SFAS 151"). The amendments made by SFAS 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, and is not expected to have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 13 - AMERICAN JOBS CREATION ACT OF 2004

The United States Congress passed the American Jobs Creation Act of 2004 (the "Act"), which the President signed into law on October 22, 2004. Key provisions of the Act include a temporary incentive for U.S. multinational corporations to repatriate foreign earnings, a domestic manufacturing deduction and international tax reforms designed to improve the global competitiveness of U.S. businesses. Accordingly, in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company will reflect the effects of the Act, if any, in the period that decisions are made with respect to this Act. The Company is still evaluating the impact of the Act on the Company and accordingly, has not yet determined its impact on the effective tax rate and on the deferred tax assets and liabilities.

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

There have been no material changes in the Company's Critical Accounting Policies and Estimates, as disclosed in its Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

Results of operations for the three months ended October 31, 2004 as compared to the three months ended October 31, 2003.

Net Sales: Comparative net sales by business segment were as follows (in thousands):

                            Three Months Ended
                                October 31,
                           ---------------------
                             2004         2003
                           --------     --------
Wholesale:
    Domestic               $ 83,006     $ 74,669
    International            27,812       13,207
Retail                       16,205       12,891
                           --------     --------
Net Sales                  $127,023     $100,767
                           ========     ========

Net sales increased by $26.3 million or 26.1% for the three months ended October 31, 2004 as compared to the three months ended October 31, 2003. Sales in the wholesale segment increased 26.1% to $110.8 million versus $87.9 million in the prior year. All brands were above prior year with Tommy Hilfiger up over 50% and ESQ up over 20%. Sales in the domestic wholesale business were $83.0 million or 11.2% above prior year sales of $74.7 million. Tommy Hilfiger and ESQ experienced a double digit percentage increase from the prior year, and Movado and Concord experienced single digit percentage increases from the prior year. Positive retailer response to new model introductions was a key factor in the brand growth.

Sales in the international wholesale business were $27.8 million or 110.6% above prior year. Sales increases were recorded in Tommy Hilfiger due to retail growth in existing markets as well as expansions into new markets in Europe and Asia. In Coach, strong sales in Japan and in the duty free business contributed to a 40.5% year over year improvement. Concord and Movado sales were above prior year sales by a double digit percentage increase.

Sales in the retail segment rose 25.7% to $16.2 million. The increase was driven by a 12.8% comparable store sales increase in the Movado Boutiques. In addition, sales increases were recorded in the Movado Boutiques as a result of the opening of 12 new stores. The outlet business was 10.3% above last year for the quarter.

Gross Profit. The gross profit for the three months ended October 31, 2004 was $77.1 million or 60.7% of net sales as compared to $61.3 million or 60.9% of net sales for the three months ended October 31, 2003. The increase in gross profit of $15.8 million is the result of the higher sales volume. The decrease in the gross profit as a percentage of sales is primarily the result of brand and product mix.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended October 31, 2004 were $61.2 million or 48.1% of net sales as compared to $46.6 million or 46.2% of net sales for the three months ended October 31, 2003. The increase reflects planned investments in support of Ebel, investments in support of the global expansion of Tommy Hilfiger, increased costs to support other growth initiatives including the development of the Movado brand in China, increased costs in the retail segment, primarily the result of opening 12 new Movado Boutiques, higher compensation costs and increased fees including costs related to Sarbanes-Oxley certifications.

Interest Expense. Net interest expense for the three months ended October 31, 2004 increased by 14.1% to $0.9 million as compared to $0.8 million for the three months ended October 31, 2003. The increase is due to higher average borrowings for the quarter which is attributable to cash required to pay for the all cash acquisition of Ebel in addition to cash required for working capital to support the sales growth. The average debt for the quarter increased 30.0% from prior year to $63.3 million, reflecting cash required to pay for the all cash acquisition of Ebel in addition to cash required for working capital to fund the sales growth.

Income Taxes. The Company recorded a tax expense of $3.8 million and $3.9 million for the three months ended October 31, 2004 and 2003, respectively. Taxes were recorded at a 25.0% and 28.0% rate as of October 31, 2004 and 2003, respectively.

Results of operations for the nine months ended October 31, 2004 as compared to the nine months ended October 31, 2003.

Net Sales: Comparative net sales by business segment were as follows (in thousands):

                             Nine Months Ended
                                October 31,
                           ---------------------
                             2004         2003
                           --------     --------
Wholesale:
    Domestic               $189,117     $169,199
    International            63,301       30,827
Retail                       46,580       37,456
                           --------     --------
Net Sales                  $298,998     $237,482
                           ========     ========

Net sales increased by $61.5 million or 25.9% for the nine months ended October 31, 2004 as compared to the nine months ended October 31, 2003. Sales in the wholesale segment increased 26.2% to $252.4 million versus $200.0 million in the prior year. With sales of $189.1 million, the domestic wholesale business was $19.9 million or 11.8% above prior year sales of $169.2 million. The increase was driven by higher sales in Tommy Hilfiger as a result of added distribution as well as positive sell through at retail. ESQ experienced a double digit percentage increase from the prior year, Concord and Coach experienced high single digit percentage increases and Movado experienced a low single digit percentage increase.

Sales in the international wholesale business were $63.3 million or 105.3% above the prior year period. Sales were significantly stronger in Asia which had been negatively impacted by SARS in the prior year and in the Coach Duty Free business. All brands recorded double digit percentage increases with Tommy Hilfiger more than doubling year over year.

For the nine months ended October 31, 2004, sales in the retail segment rose 24.4% to $46.6 million. The increase was driven by a 16.7% comparable store sales increase in the Movado Boutiques. In addition, sales increases were recorded in the Movado Boutiques as a result of the opening of 12 new stores. Sales in the outlet business increased 7.1% above last year for the comparable nine months.

Gross Profit. Gross profit for the nine months ended October 31, 2004 was $178.5 million or 59.7% of net sales as compared to $145.0 million or 61.1% of net sales for the nine months ended October 31, 2003. The increase in gross profit of $33.5 million is the result of the higher sales volume. The decrease in the gross profit as a percentage of sales is the result of changes in brand and product mix.

Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended October 31, 2004 were $152.1 million or 50.9% of net sales as compared to $119.5 million or 50.3% of net sales for the nine months ended October 31, 2003. Increased expenses were a result of planned investments in support of Ebel, investments in support of the global expansion of Tommy Hilfiger, increased costs to support other growth initiatives including the development of the Movado brand in China, increased costs in the retail segment primarily the result of opening 12 new Movado Boutiques, the weak U.S. dollar and the currency translation effect of the Swiss and Canadian costs, higher compensation costs and increased fees including costs related to Sarbanes-Oxley certifications.

Interest Expense. Net interest expense for the nine months ended October 31, 2004 and 2003 was $2.4 million. The average debt increased 14.1% to $56.7 million from prior year of $49.7 million, reflecting the cash required to pay for the all cash acquisition of Ebel in addition to cash required for working capital to fund the volume growth.

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

Income Taxes. The Company recorded a tax expense of $6.4 million and $6.5 million for the nine months ended October 31, 2004 and 2003, respectively. Taxes were recorded at a 25.0% and 28.0% rate for October 31, 2004 and 2003, respectively.

LIQUIDITY AND FINANCIAL POSITION

Cash used in operating activities amounted to $17.9 million for the nine months ended October 31, 2004 as compared to cash provided by operating activities amounted to $11.3 million for the nine months ended October 31, 2003. The increase in the use of cash from the prior year of $29.2 million is primarily attributed to the impact of the volume growth on accounts receivable, the net effect of higher inventory purchases and the related accounts payable and the net effect of the cash used in the Company's hedging activities. This was partially offset by the favorable effect of the higher net income and related expense accruals.

Cash used in investing activities amounted to $54.8 million and $7.8 million for the nine months ended October 31, 2004 and 2003, respectively, and was primarily due to the Ebel acquisition and capital expenditures. For the nine months ended October 31, 2004, cash was used for the all cash acquisition of Ebel as well as for capital expenditures primarily for the build out of the new retail stores as well as remodeling existing stores and the expansion of office space in the Corporate Headquarters in Paramus, New Jersey. Cash used for the nine months ended October 31, 2003 was for capital expenditures primarily for the build out of new retail stores as well as normal ongoing systems hardware and software investments.

Cash provided by financing activities amounted to $26.1 million and $21.3 million for the nine months ended October 31, 2004 and 2003, respectively, and was the result of seasonal short-term bank borrowings in each period.

At October 31, 2004, the Company had three series of Senior Notes outstanding. Senior Notes due January 31, 2005, with a remaining principal amount due of $5.0 million, were originally issued in a private placement completed in fiscal 1994. These notes have required annual principal payments of $5.0 million since January 1998 and bear interest of 6.56% per annum. During fiscal 1999, the Company issued $25.0 million of Series A Senior Notes under a Note Purchase and Private Shelf Agreement dated November 30, 1998. These notes bear interest of 6.90% per annum, mature on October 30, 2010 and are subject to annual repayments of $5.0 million commencing October 31, 2006.

As of March 21, 2004, the Company amended its Note Purchase and Private Shelf Agreement, originally dated March 21, 2001, to expire on March 21, 2007. This agreement allows for the issuance, for up to three years after the date thereof, of senior promissory notes in the aggregate principal amount of up to $40.0 million with maturities up to 12 years from their original date of issuance. On October 8, 2004, the Company issued, pursuant to the Purchase Agreement, 4.79% Senior Series A-2004 Notes due 2011 (the "Senior Notes"), in an aggregate principal amount of $20.0 million, which will mature on October 8, 2011. Proceeds of the Senior Notes will be used by the Company for capital expenditures, repayment of certain of its debt obligations and general corporate purposes. As of October 31, 2004, $20.0 million was issued and outstanding.

On June 17, 2003, the Company completed the renewal of its revolving credit line with its bank group. The agreement provides for a three year $75.0 million unsecured revolving line of credit and $15.0 million of uncommitted working capital lines. The line of credit expires on June 17, 2006. At October 31, 2004, the Company had $16.3 million of outstanding borrowings under its bank lines as compared to $22.0 million at October 31, 2003. In addition, one bank in the domestic bank group issued five irrevocable standby letters of credit for retail and operating facility leases to various landlords and Canadian payroll to the Royal Bank of Canada totaling $0.6 million with expiration dates through June 30, 2005.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. Available credit under these lines totaled 8.0 million Swiss francs, with dollar equivalents of approximately $6.7 million and $6.0 million at October 31, 2004 and 2003, respectively, of which a maximum of $5.0 million may be drawn under the terms of the Company's revolving credit line with its bank group. As of October 31, 2004, the Swiss bank has guaranteed the Company's Swiss subsidiary's obligations to certain Swiss third parties in the amount of approximately $2.2 million in various foreign currencies. As of October 31, 2004, there are no borrowings against these lines.

Under a series of share repurchase authorizations approved by the Board of Directors, the Company has maintained a discretionary share buy-back program. There were no purchases during fiscal 2003 under the repurchase program and there have been no repurchases for the nine months ended October 31, 2004.

During the nine months ended October 31, 2004, treasury shares increased by 9,581 as the result of cashless exercises of stock options for 61,067 shares of stock.

The Company paid dividends per share of $0.04 for the first, second and third quarters, or approximately $3.0 million for the nine months ended October 31, 2004, and $0.015 per share for the first quarter, $0.03 per share for the second and third quarters, or approximately $1.8 million for the nine months ended October 31, 2003.

Cash and cash equivalents at October 31, 2004 amounted to $35.9 million compared to $61.0 million at October 31, 2003. The decrease in cash relates to the net impact of the payment for the all cash acquisition of Ebel, the severance and restructuring costs associated with Ebel's Swiss operations and the funding of the Ebel business year-to-date, as well as additional cash required to fund the Company's working capital needs for volume growth.

RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, "Inventory Costs", an amendment of ARB No. 43, Chapter 4 ("SFAS 151"). The amendments made by SFAS 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, and is not expected to have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

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

The following presents fair value and maturities of the Company's foreign currency derivatives outstanding as of October 31, 2004 (in millions):

                                        October 31, 2004
                                           Fair Value         Maturities
                                           ----------         ----------
Forward exchange contracts                  $     5.5          2004-2005
Purchased foreign currency options                8.2          2004-2005
                                            ---------
                                            $    13.7
                                            =========

The Company's international trade business for the nine months ended October 31, 2004 accounts for 21.2% of the Company's sales in various currencies. The international operations are denominated in local currency and fluctuations in these currency rates may have an impact on the Company's sales, cost of sales, operating expenses and net income.

Interest Rate Risk

As of October 31, 2004, the Company had $16.3 million in short-term bank debt obligations with variable interest rates based on LIBOR plus an applicable loan spread. The Company does not hedge these interest rate risks. The Company also has $50.0 million Senior Note debt bearing fixed interest rates per annum. The difference between the market based interest rates available at October 31, 2004 and the fixed rates in the Senior Notes were unfavorable to the Company.

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

There has been no change in the Company's internal control over financial reporting during the quarter ended October 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

It should be noted that while the Company's Chief Executive Officer and Chief Financial Officer believe that the Company's disclosure controls and procedures provide reasonable assurance that they are effective, they do not expect that the Company's disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 6. Exhibits

(a) Exhibits

      10.1 Amendment dated October 29, 2004 to the Credit Agreement dated as of June 17, 2003, between the Registrant, MGI Luxury Group S.A. (formerly known as Concord Watch Company S.A.), Movado Watch Company SA, each of the lenders signatory to such Credit Agreement and JPMorgan Chase Bank .

      10.2 Employment Agreement dated August 27, 2004 between the Registrant and Mr. Eugene Karpovich.*

      10.3 Employment Agreement dated August 27, 2004 between the Registrant and Mr. Frank Kimick.*

      10.4 Employment Agreement dated August 27, 2004 between the Registrant and Mr. Timothy F. Michno.*

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

      *  Constitutes a compensatory plan or arrangement

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 MOVADO GROUP, INC.
                                                    (Registrant)

Dated: December 10, 2004                      By: /s/ Eugene J. Karpovich
                                                  -----------------------
                                                  Eugene J. Karpovich
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (Chief Financial Officer and
                                                  Principal Accounting Officer)
                                                  (Duly Authorized Officer)