Form 10-K
period 2005-01-31
MOVADO GROUP INC
filed 2005-04-18
CIK 72573

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(Mark one)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934
                    For fiscal year ended January 31, 2005,

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

       Registrant's Telephone Number, Including Area Code:(201) 267-8000

          Securities Registered Pursuant to Section 12(b) OF THE ACT:

                                                          Name of Each Exchange
          Title of Each Class                              on which Registered
----------------------------------------         ----------------------------------------
Common stock, par value $0.01 per share                  New York Stock Exchange

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 31, 2004 was approximately $297,563,403 (based on the closing sale price of the registrant's Common Stock on that date as reported on the New York Stock Exchange). For purposes of this computation, each share of Class A Common Stock is assumed to have the same market value as one share of Common Stock into which it is convertible and only shares of stock held by directors and executive officers were excluded.

     The number of shares outstanding of the registrant's Common Stock and Class A Common Stock as of March 31, 2005 were 18,303,621 and 6,801,812, respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement relating to registrant's 2005 annual meeting of shareholders (the "Proxy Statement") are incorporated by reference in Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

Item 1. Business

CORPORATE ORGANIZATION

Movado Group, Inc. is a designer, manufacturer, retailer and distributor of quality watches as well as proprietary jewelry, tabletop and accessory products, with prominent watch brands sold in almost every major category comprising the watch industry. Unless the context indicates otherwise, all references to the "Company" or "MGI" include Movado Group, Inc. and its subsidiaries. The Company was incorporated in New York in 1967 under the name North American Watch Corporation to acquire Piaget Watch Corporation and Corum Watch Corporation, which had been, respectively, the exclusive importers and distributors of Piaget and Corum watches in the United States since the 1950's. The Company changed its name to Movado Group, Inc. in 1996. The Company sold its Piaget and Corum distribution businesses in 1999 and 2000, respectively.

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

On December 22, 2003, the Company signed a definitive agreement with LVMH Moet Hennessy Louis Vuitton ("LVMH") to acquire Ebel S.A. and the worldwide business related to the Ebel brand. On March 1, 2004, the Company completed the acquisition of Ebel with the exception of Ebel's business in Germany, which was completed on July 30, 2004. The Ebel brand, one of the world's premier luxury watch brands, was established in La Chaux-de-Fonds, Switzerland in 1911.

The Company operates internationally through wholly-owned subsidiaries in Switzerland, France, Germany, United Kingdom, Hong Kong, Canada, Japan, Singapore and Bermuda. Its executive offices are located in Paramus, New Jersey.

INDUSTRY OVERVIEW

The largest markets for watches are North America, Western Europe and Asia. The Company's watch brands include Movado, Ebel, Concord, ESQ, Coach, Tommy Hilfiger and as of March 21, 2005, Hugo Boss.

The Company divides the watch market into six principal categories as set forth in the following table:

                                                   Primary Category of
                        Suggested Retail            Movado Group, Inc.
Market Category            Price Range                    Brands
---------------        ------------------        ------------------------
   Exclusive            $10,000 and over             Ebel and Concord
    Luxury              $1,500 to $9,999         Ebel, Concord and Movado
    Premium              $500 to $1,499                   Movado
   Moderate               $100 to $499           ESQ, Coach and Hugo Boss
  Fashion Market           $55 to $99                 Tommy Hilfiger
   Mass Market           Less than $55                      -

The Company's Ebel and Concord watches compete primarily in the Luxury category of the market, although certain Ebel and Concord watches compete in the Exclusive category. The Company's Movado watches compete primarily in the Premium category of the market, although certain Movado watches compete in the Luxury category. The Company's Coach, ESQ and Hugo Boss brands compete in the Moderate category. The Company's Tommy Hilfiger brand competes in the Fashion category.

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

Moderate Watches

Most Moderate watches are quartz-analog watches. Moderate watches are manufactured primarily in Asia and Switzerland. These watches typically are made with gold finish, stainless steel, brass or a combination of gold finish and stainless steel. In addition to the Company's ESQ, Coach and Hugo Boss brands, well-known brand names of watches in the Moderate category include Anne Klein, Bulova, Citizen, Gucci, Guess, Seiko and Wittnauer.

Fashion Market Watches

Watches comprising the Fashion Market are primarily quartz-analog watches but also include some digital watches. Digital watches, unlike quartz-analog watches, have no moving parts. Instead, time is kept by electronic microchips and is displayed as discrete Arabic digits illuminated on the watch face by light emitting diodes (LED's) or liquid crystal displays (LCD's). Watches in the Fashion Market category are generally made with stainless steel, gold finish, brass and/or plastic and are manufactured primarily in Asia. Fashion Market watches are based on designs and use features that attempt to reflect current and emerging fashion trends. Many are sold under licensed designer and brand names that are well-known principally in the apparel industry. In addition to the Company's Tommy Hilfiger brand, other well-known brands of Fashion Market watches include Anne Klein II, DKNY, Fossil, Guess, Kenneth Cole and Swatch.

Mass Market Watches

Mass Market watches typically consist of digital watches and analog watches made from stainless steel, brass and/or plastic and are manufactured in Asia. Well-known brands include Casio, Citizen, Pulsar, Seiko and Timex.

PRODUCTS

During fiscal 2005, the Company marketed six distinctive brands of watches:
Movado, Ebel, Concord, ESQ, Coach and Tommy Hilfiger, which compete in the Exclusive, Luxury, Premium, Moderate and Fashion Market categories. The Company designs, manufactures and contracts for the assembly of Movado, Ebel and Concord watches primarily in Switzerland for sale throughout the world. ESQ and Tommy Hilfiger watches are manufactured to the Company's specifications by independent contractors located in Asia. ESQ watches are presently sold primarily in North America and the Caribbean. Tommy Hilfiger watches are presently sold throughout the world. Coach watches are assembled in Switzerland by independent contractors and sold primarily in North America and Japan.

Movado

Founded in 1881 in La Chaux-de-Fonds, Switzerland, the Movado brand today includes a line of watches based on the design of the world famous Movado Museum watch and a number of other watch collections with more traditional dial designs. The design for the Movado Museum watch was the first watch design chosen by the Museum of Modern Art for its permanent collection. It has since been honored by other museums throughout the world. All Movado watches have Swiss movements and are made with 14 or 18 karat gold, 18 karat gold finish, stainless steel or a combination of 18 karat gold finish and stainless steel. The majority of Movado watches have suggested retail prices between $495 and $4,000.

Ebel

The Ebel brand, one of the world's premier luxury watch brands, was established in La Chaux-de-Fonds, Switzerland in 1911. All Ebel watches feature Swiss movements and are made with solid 18 karat gold, stainless steel or a combination of 18 karat gold and stainless steel. The majority of Ebel watches have suggested retail prices between $2,100 and $26,000.

Concord

Concord was founded in 1908 in Bienne, Switzerland. All Concord watches have Swiss movements and are made with solid 18 karat or 14 karat gold, stainless steel or a combination of 18 karat gold and stainless steel. The majority of Concord watches have suggested retail prices between $1,700 and $16,500.

Coach

During fiscal 1999, the Company introduced Coach watches under an exclusive license with Coach, Inc. The majority of Coach watches contain Swiss movements and are made with stainless steel, gold finish or a combination of stainless steel and gold finish with leather straps, stainless steel bracelets or gold finish bracelets. The majority of Coach watches have suggested retail prices ranging from $230 to $600.

ESQ

ESQ was launched in the second half of fiscal 1993 under an exclusive license agreement with The Hearst Corporation. All ESQ watches contain Swiss movements and are made with stainless steel, gold finish or a combination of stainless steel and gold finish, with leather straps, stainless steel bracelets or gold finish bracelets. The ESQ brand consists of sport and fashion watches with features and styles comparable to more expensive watches. The majority of ESQ watches have suggested retail prices ranging from $175 to $325.

Tommy Hilfiger

The Company launched Tommy Hilfiger watches in March 2001, under an exclusive agreement with Tommy Hilfiger Licensing, Inc., marketed under the TOMMY HILFIGER(R) and TOMMY(R) labels. Tommy Hilfiger watches feature quartz, digital or analog-digital movements, with stainless steel, titanium, aluminum, silver-tone, two-tone or gold-tone cases and bracelets, and leather, fabric, plastic or rubber straps. The line includes fashion and sport models with the majority of Tommy Hilfiger watches having suggested retail prices ranging from $65 to $95.

RETAIL OPERATIONS

The Company operates in two retail sectors, the luxury boutique market and the outlet market. At January 31, 2005, the Company's retail operations consisted of 24 Movado Boutiques and 27 outlet stores. Three additional Movado Boutiques and one outlet are scheduled to open in the first half of fiscal year 2006. The Movado Boutiques, the first of which opened in 1998, sell selected models of Movado watches as well as proprietary jewelry, tabletop and accessory products. The outlet stores serve as an effective vehicle to sell discontinued models and factory seconds of all of the Company's watches, jewelry, tabletop and accessory products.

WARRANTY AND REPAIR

The Company has service facilities around the world including five Company-owned service facilities and 266 authorized independent service centers worldwide. In addition, as part of the acquisition of the Ebel business on March 1, 2004, the Company acquired the after-sale service operations of Ebel S.A. located in La Chaux-de-Fonds, Switzerland, those of its French subsidiary and contracts with approximately 70 independent Ebel service centers worldwide. The Company conducts training sessions for and distributes technical information and updates to repair personnel in order to maintain consistency and quality at its service facilities and authorized independent service centers. The Company's products are covered by limited warranties against defects in materials and workmanship for periods ranging from two to three years from the date of purchase for movements and up to five years for the gold plating on Movado watch casings and bracelets. Products that are returned under warranty to the Company are generally serviced by the Company's employees at its service facilities.

The Company retains adequate levels of component parts to facilitate after-sales service of its watches for an extended period of time after the discontinuance of such watches.

ADVERTISING

Advertising is important to the successful marketing of the Company's watches. Hence, the Company devotes significant resources to advertising. Since 1972, the Company has maintained its own in-house advertising department which today focuses primarily on the implementation and management of global marketing and advertising strategies. The Company utilizes the creative development of advertising campaigns from outside agencies. Advertising expenditures totaled approximately 16.2%, 16.1% and 16.8% of net sales in fiscal 2005, 2004 and 2003, respectively. Advertising is developed individually for each of the Company's watch brands as well as Movado Boutique jewelry products, and is directed primarily to the end consumer rather than to trade customers. In addition, advertising is developed by targeting consumers with particular demographic characteristics appropriate to the image and price range of the brand. Advertisements are placed predominantly in magazines and other print media, but are also created for radio and television campaigns, catalogs, outdoor and promotional materials.

BACKLOG

At March 31, 2005, the Company had unfilled orders of approximately $21.4 million compared to $20.2 million and $15.0 million at March 31, 2004 and 2003, respectively. The unfilled orders include both confirmed orders and orders the Company believes will be confirmed based on the historic experience with the customers. It is customary for many of the Company's customers not to confirm their future orders with a formal purchase order until shortly before their desired delivery.

SOURCES AND AVAILABILITY OF SUPPLIES

Movado, Ebel and Concord watches are generally assembled in Switzerland by independent third party subcontract assemblers with some in-house assembly in Bienne, Switzerland and in La Chaux-de-Fonds, Switzerland. Movado, Ebel and Concord watches are assembled using Swiss movements and other components obtained from third party suppliers. Additionally, the Company manufactures some movements for the Ebel brand. The majority of Coach watches are assembled in Switzerland by independent assemblers using Swiss movements and other components obtained from third party suppliers in Switzerland and elsewhere. ESQ and Tommy Hilfiger watches are assembled by independent contractors in Asia. ESQ watches are manufactured using Swiss movements and other components purchased from third party suppliers principally located in Asia. Tommy Hilfiger watches are manufactured using movements and other components purchased from third party suppliers located in Asia.

A majority of the watch movements used in the manufacture of Movado, Ebel, Concord and ESQ watches are purchased from two suppliers. The Company obtains other watch components for all of its manufactured brands, including movements, cases, hands, dials, bracelets and straps from a number of other suppliers. Precious stones used in the Company's watches are purchased from various suppliers and are set in Switzerland. The Company does not have long-term supply contract commitments with any of its component parts suppliers.

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

TRADEMARKS, PATENTS AND LICENSE AGREEMENTS

The Company owns the trademarks MOVADO(R), EBEL(R) and CONCORD(R), as well as trademarks for the Movado Museum dial design, and related trademarks for watches and jewelry in the United States and in numerous other countries.

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

Under an agreement with Tommy Hilfiger Licensing, Inc. ("THLI"), the Company has been granted the exclusive license to use the trademark TOMMY HILFIGER(R) and related trademarks in connection with the manufacture of watches worldwide and in connection with the marketing, advertising, sale and distribution of watches at wholesale (and at retail through its outlet stores) in the Western Hemisphere, Europe, Pan Pacific, Latin America and Korea. The initial term of the license agreement with THLI expires December 31, 2006, but can be extended at the request of the Company through December 31, 2011, if the Company is in compliance with all material terms of the agreement.

The Company also owns, and has pending applications for, a number of design patents in the United States and internationally for various watch designs, as well as designs of watch cases, bracelets and jewelry.

The Company actively seeks to protect and enforce its intellectual property rights by working with industry associations, anti-counterfeiting organizations, private investigators and law enforcement authorities, including the United States Customs Service and, when necessary, sues infringers of its trademarks and patents. Consequently, the Company is involved from time to time in litigation or other proceedings to determine the enforceability, scope and validity of these rights. With respect to the trademarks MOVADO(R), EBEL(R), CONCORD(R) and certain other related trademarks, the Company has received exclusion orders that prohibit the importation of counterfeit goods or goods bearing confusingly similar trademarks into the United States. In accordance with Customs regulations, these exclusion orders, however, cannot cover the importation of gray-market Movado, Ebel and Concord watches because the Company is the manufacturer of such watches. All of the Company's exclusion orders are renewable.

On December 15, 2004, the Company entered into a License Agreement with Hugo Boss Trademark Management GmbH & Co ("Hugo Boss"). The Company received a worldwide exclusive license to use the trademark "HUGO BOSS" and any other trademarks of Hugo Boss containing the names HUGO or BOSS, in connection with the production, promotion and sale of watches. The Company is permitted to assign its rights and sublicense the trademarks to its affiliates (although the Company will remain liable after such assignment or sublicense under the License Agreement). The term of the license is March 21, 2005 through December 31, 2013, with an optional five-year renewal period.

EMPLOYEES

As of January 31, 2005, the Company had 1,219 full-time employees in its domestic and international operations. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement. The Company has never experienced a work stoppage due to labor difficulties and believes that its employee relations are good.

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

For operating segment data and geographic segment data for the years ended January 31, 2005, 2004 and 2003, see Note 14 of the Form 10-K on Segment Information.

Domestic Wholesale

The Company sells all of its brands in the domestic market primarily through major jewelry store chains such as Helzberg Diamonds Corp., Sterling, Inc. and Zales Corporation; department stores, such as Macy's, Neiman-Marcus, Saks Fifth Avenue and in other department stores through Finlay Fine Jewelry; and independent jewelers. Sales to trade customers in the United States, Canada and the Caribbean are made directly by the Company's sales organization of approximately 130 employees. Of these employees, sales representatives are responsible for a defined geographic territory, specialize in a particular brand and sell to and service the independent jewelers within their territory. Their compensation is based on salary plus commission. The sales force also consists of account executives and account representatives who, respectively, sell to and service the chain and department store accounts. The latter typically handle more than one of the Company's brands and are compensated based on salary and incentives. In South America, the Company primarily sells Tommy Hilfiger watches through independent distributors.

The Company's domestic sales are traditionally greater during the Christmas and holiday season. Consequently, the Company's net sales historically have been higher during the second half of the fiscal year. The second half of each year accounted for approximately 58.7%, 58.6% and 56.8% of the Company's net sales for the fiscal years ended January 31, 2005, 2004 and 2003, respectively. The amount of net sales and operating income generated during the second half of each fiscal year depends upon the general level of retail sales during the Christmas and holiday season, as well as economic conditions and other factors beyond the Company's control. The Company does not expect any significant change in the seasonality of its domestic business in the foreseeable future.

International Wholesale

The Company sells Movado, Concord and Coach watches and, as of March 1, 2004, Ebel watches, internationally through its own sales force of approximately 100 employees operating from the Company's sales and distribution offices in China, France, Germany, Hong Kong, Japan, Singapore, Switzerland, the UK and the United Arab Emirates. In addition, the Company sells Movado, Ebel, Concord, Coach and Tommy Hilfiger watches through a network of independent distributors operating in numerous countries around the world. A majority of the Company's arrangements with its international distributors are long-term, generally require certain minimum purchases and restrict the distributor from selling competitive products. Major selling seasons in certain international markets center on significant local holidays that occur in late winter or early spring.

Retail

The Company operates in two retail markets, the luxury boutique market and the outlet market. The Company operates 24 Movado Boutiques in the luxury boutique market, where Movado watches are sold as well as Movado jewelry, tabletop, accessories and other product line extensions. In the outlet market the Company operates 27 outlet stores, which sell the Company's discontinued models and factory seconds, and provide the Company with an organized and efficient method of reducing inventory without competing directly with trade customers.

AVAILABLE INFORMATION

The Company's Internet address is www.movadogroupinc.com and it makes available through that website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the same are electronically filed with, or furnished to, the Securities and Exchange Commission. The public may read any materials filed by the Company with the SEC at the SEC's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding the Company at www.sec.gov.

The Company has adopted and posted on its website at www.movadogroupinc.com a Code of Business Conduct and Ethics that applies to all directors, officers and employees, including the Company's Chief Executive Officer, Chief Financial Officer and principal accounting and financial officers. The Company will post any amendments to the Code of Business Conduct and Ethics and any waivers that are required to be disclosed by SEC regulations on the Company's website. In addition, the Company's audit committee charter, compensation committee charter, nominating/corporate governance committee charter and corporate governance guidelines have been posted on the Company's website.

Item 2. Properties

The Company leases various facilities in the North America, Europe, the Middle East and Asia for its corporate, manufacturing, distribution and sales operations. As of January 31, 2005, the Company's leased facilities were as follows:

                                                                          Square          Lease
          Location                              Function                  Footage       Expiration
-----------------------------     ------------------------------------    -------      -------------
Moonachie, New Jersey             Watch assembly, distribution            100,000      May 2010
                                  and repair
Paramus, New Jersey               Executive offices                        80,400      June 2013
Bienne, Switzerland               Corporate functions, watch sales,        53,600      January 2007
                                  distribution, assembly and repair
Villers le Lac, France            European service and watch               12,800      January 2006
                                  distribution
Markham, Canada                   Office, distribution and repair          11,200      June 2007
Kowloon, Hong Kong                Watch sales, distribution and repair      9,200      June 2007
ChangAn Dongguan, China           Quality control and engineering           7,800      March 2009
Hackensack, New Jersey            Warehouse                                 6,600      July 2007
Munich, Germany                   Watch sales                               3,300      August 2008
Grenchen, Switzerland             Watch sales                               2,800      December 2005
New York, New York                Public relations office                   2,700      April 2008
Coral Gables, Florida             Caribbean office and watch sales          1,500      November 2006
Shanghai, China                   Market research                           1,100      July 2006
Singapore                         Watch sales, distribution and repair      1,100      August 2006
Dubai, United Arab Emirates       Watch sales                                 730      July 2007
Richmond-Upon-Thames, England     Watch sales                                 500      June 2005
Tokyo, Japan                      Watch sales                                 240      July 2007

The Company also leases retail space averaging 1,600 square feet per store with leases expiring from July 2005 to January 2015 for the operation of the Company's 27 outlet stores. In addition, the Company leases retail space for the operation of its Movado Boutiques, each of which averages 2,200 square feet (with the exception of the Company's Soho Boutique in New York City which is 4,700 square feet) under leases expiring from March 2006 to January 2016.

With the acquisition of the Ebel worldwide business on March 1, 2004, the Company acquired two properties totaling 16,000 square feet located in La Chaux-de-Fonds, Switzerland used for manufacturing, storage and public relations. In addition, the Company acquired an architecturally significant building in La Chaux-de-Fonds.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of fiscal 2005.

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Shareholder Matters

As of March 31, 2005, there were 50 holders of record of Class A Common Stock and, the Company estimates 3,682 beneficial owners of the Common Stock represented by 409 holders of record. The Common Stock is traded on the New York Stock Exchange under the symbol "MOV" and on March 31, 2005, the closing price of the Common Stock was $18.50. The quarterly high and low split-adjusted closing prices for the fiscal years ended January 31, 2005 and 2004 were as follows:

                   Fiscal Year Ended   Fiscal Year Ended
                   January 31, 2005    January 31, 2004
                   -----------------   -----------------
Quarter Ended       Low        High     Low        High
                   ------     ------   ------     ------
April 30           $12.63     $15.31   $ 8.55     $ 9.98
July 31            $14.30     $17.24   $ 9.68     $11.91
October 31         $13.02     $17.81   $10.11     $11.87
January 31         $17.16     $18.95   $12.36     $15.49

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

During the fiscal year ended January 31, 2004, the Board of Directors approved a $0.03 per share dividend in the first quarter and a $0.06 per share dividend in the second, third and fourth quarters on the Common Stock and Class A Common Stock. On March 10, 2004, the Board approved an increase in the quarterly cash dividend rate from $0.06 to $0.08 per share and approved a 2 for 1 stock split to be effected by means of a stock dividend distributable on June 25, 2004, to shareholders of record as of June 11, 2004, with shareholder approval of an increase in the number of authorized shares of Common Stock and Class A Common Stock at the annual shareholders meeting. During the fiscal year ended January 31, 2005, the Board of Directors approved four $0.04 per share quarterly cash dividends, which reflects the effect of the fiscal 2005 2 for 1 stock split. On March 23, 2005, the Board approved an increase in the quarterly cash dividend rate from $0.04 to $0.05 per share. The declaration and payment of future dividends, if any, will be at the sole discretion of the Board of Directors and will depend upon the Company's profitability, financial condition, capital and surplus requirements, future prospects, terms of indebtedness and other factors deemed relevant by the Board of Directors. See Notes 5 and 6 to the Consolidated Financial Statements regarding contractual restrictions on the Company's ability to pay dividends.

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

                                                               Fiscal Year Ended January 31,
                                            ------------------------------------------------------------------
                                              2005          2004           2003          2002          2001
                                            ---------     ---------     ---------     ---------      ---------
Statement of Income Data:
Net sales                                   $ 418,966     $ 330,214     $ 300,077     $ 299,725      $ 320,841
Cost of sales                                 168,818       129,908       115,907       115,653        123,392
                                            ---------     ---------     ---------     ---------      ---------
Gross profit                                  250,148       200,306       184,170       184,072        197,449
Selling, general and administrative (1) (2)   215,072       165,525       152,394       157,799        163,317
                                            ---------     ---------     ---------     ---------      ---------
Operating income                               35,076        34,781        31,776        26,273         34,132
Income from litigation settlement, net          1,444             -             -             -              -
Interest expense, net                           3,430         3,044         3,916         5,415          6,443
                                            ---------     ---------     ---------     ---------      ---------
Income before taxes and cumulative
effect of a change in accounting
principle                                      33,090        31,737        27,860        20,858         27,689

Provision for income taxes (3) (4)              6,783         8,886         7,801         3,735          6,922
                                            ---------     ---------     ---------     ---------      ---------
Income before cumulative effect of a
change in accounting principle                 26,307        22,851        20,059        17,123         20,767

Cumulative effect of a change in
accounting principle                                -             -             -          (109)             -
                                            ---------     ---------     ---------     ---------      ---------
Net income                                  $  26,307     $  22,851     $  20,059     $  17,014      $  20,767
                                            =========     =========     =========     =========      =========
Net income per share-Basic (5)              $    1.06     $    0.95     $    0.84     $    0.73      $    0.89
Net income per share-Diluted (5)            $    1.03     $    0.92     $    0.82     $    0.71      $    0.88
Basic shares outstanding (5)                   24,708        24,101        23,739        23,366         23,302
Diluted shares outstanding (5)                 25,583        24,877        24,381        24,014         23,733
Cash dividends declared per share (5)       $    0.16     $   0.105     $    0.06     $    0.06      $  0.0525

Balance Sheet Data (End of Period):

Working capital (6)                         $ 303,696     $ 252,883     $ 219,420     $ 153,932      $ 154,637
Total assets                                $ 476,950     $ 390,967     $ 345,154     $ 290,676      $ 290,405
Total long-term debt                        $  45,000     $  35,000     $  35,000     $  40,000      $  45,000
Shareholders' equity                        $ 316,558     $ 274,713     $ 236,212     $ 172,470      $ 159,470

(1) Fiscal 2005 includes a non-cash impairment charge of $2.0 million recorded in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144").

(2) Fiscal 2002 includes a one-time severance and early retirement charge of $2.7 million.

(3) The effective tax rate for fiscal 2005 was reduced to 20.5% principally as the result of adjustments in the fourth quarter relating to refunds from a retroactive Swiss tax ruling, a favorable U.S. tax accrual adjustment, and the recording of the tax benefit from an asset impairment in the U.S.

(4) The fiscal 2002 effective tax rate of 17.9% reflects a decrease in the Company's U.S. source earnings as a percentage of the overall earnings mix as compared to a fiscal 2001 effective rate of 25.0%.

(5) For all periods presented, basic and diluted shares outstanding, and the related "per share" amounts reflect the effect of the fiscal 2005 two-for-one stock split.

(6) The Company defines working capital as current assets less current liabilities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Wholesale Sales. The primary factors that influence annual sales are general economic conditions in the Company's domestic and international markets, new product introductions, the level and effectiveness of advertising and marketing expenditures and product pricing decisions.

Approximately 21.2% of the Company's total sales are from international markets and therefore reported sales made in those markets are affected by foreign exchange rates. Significant portions of the Company's international sales are billed in Swiss francs and translated to U.S. dollars at average exchange rates for financial reporting purposes. With the acquisition of Ebel in March of 2004 and the introduction of Hugo Boss watches, the Company expects that a slightly higher percentage of its total sales will be derived from international markets in the future.

The Company's business is seasonal. There are two major selling seasons in the Company's markets: the spring season, which includes school graduations and several holidays and, most importantly, the Christmas and holiday season. Major selling seasons in certain international markets center on significant local holidays that occur in late winter or early spring. The Company's net sales historically have been higher during the second half of the fiscal year. The second half of the fiscal year accounted for approximately 58.7%.

Retail Sales. The Company's retail operations consist of 24 Movado Boutiques and 27 outlet stores located throughout the United States. The Company does not have any retail operations outside of the United States.

The significant factors that influence annual sales volumes in the Company's retail operations are similar to those that influence domestic wholesale sales. In addition, many of the Company's outlet stores are located near vacation destinations and, therefore, the seasonality of these stores is driven by the peak tourist seasons associated with these locations.

Gross Margins. The Company's overall gross margins are primarily affected by four major factors: brand and product sales mix, product pricing strategy, manufacturing costs and the U.S. dollar/Swiss franc exchange rate. Gross margins for the Company may not be comparable to those of other entities, since some entities include all the costs related to its distribution network in cost of sales whereas the Company does not include the costs associated with the U.S. warehousing and distribution facility nor the occupancy costs for the retail segment in the cost of sales line item.

Gross margins vary among the brands included in the Company's portfolio and also among watch models within each brand. Watches in the luxury and premium price point categories generally earn lower gross margin percentages than moderate price models. Gross margins in the Company's outlet business are lower than those of the wholesale business since the outlets primarily sell seconds and discontinued models that generally command lower selling prices. Gross margins from the sale of watches in the Movado Boutiques exceed those of the wholesale business since the Company earns margins from manufacture to point of sale to the consumer.

All of the Company's brands compete with a number of other brands on the basis of not only styling but also wholesale and retail price. The Company's ability to improve margins through price increases is therefore, to some extent, constrained by competitors' actions.

Costs of sales of the Company's products consist primarily of component costs, internal assembly costs and unit overhead costs associated with the Company's supply chain operations in Switzerland and Asia. The Company's supply chain operations consist of logistics management of assembly operations and product sourcing in Switzerland and Asia and assembly in Switzerland. Through productivity improvement efforts, the Company has controlled the level of overhead costs and maintained flexibility in its cost structure by outsourcing a significant portion of its component and assembly requirements and expects to extend this strategy over the near term.

Since a substantial amount of the Company's product costs are incurred in Swiss francs, fluctuations in the U.S. dollar/Swiss franc exchange rate can impact the Company's production costs and, therefore, its gross margins. The Company hedges its Swiss franc purchases using a combination of forward contracts, purchased currency options and spot purchases. The Company's hedging program had the effect of minimizing the exchange rate impact on product costs and gross margins.

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

Selling expenses consist primarily of salaries, sales commissions, sales force travel and related expenses, expenses associated with the Basel Watch and Jewelry Fair and other industry trade shows and operating costs incurred in connection with the Company's retail business. Sales commissions vary with overall sales levels. Retail selling expenses consist primarily of salaries and store rents.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and those significant policies are more fully described in Note 1 to the Company's consolidated financial statements. The preparation of these financial statements and the application of certain critical accounting policies require management to make judgments based on estimates and assumptions that affect the information reported. On an on-going basis, management evaluates its estimates and judgments, including those related to sales discounts and markdowns, product returns, bad debt, inventories, income taxes, financing operations, warranty obligations, and contingencies and litigation. Management bases its estimates and judgments about the carrying values of assets and liabilities that are not readily apparent from other sources on historical experience, contractual commitments and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following are the critical accounting policies requiring significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

In the wholesale segment, the Company recognizes its revenues upon transfer of title and risk of loss in accordance with its FOB shipping point terms of sale and after the sales price is fixed and determinable and collectibility is reasonably assured. In the retail segment, transfer of title and risk of loss occurs at the time of register receipt. The Company records estimates for sales returns, volume-based programs and sales and cash discount allowances as a reduction of revenue in the same period that the sales are recorded. These estimates are based upon historical analysis, customer agreements and/or currently known factors that arise in the normal course of business.

Allowance for Doubtful Accounts

Accounts receivable are reduced by an allowance for amounts that may be uncollectible in the future. Estimates are used in determining the allowance for doubtful accounts and are based on the Company's on-going credit evaluations of the customers and customer payment history and account aging. While the actual bad debt losses have historically been within the Company's expectations and the allowances established, there can be no guarantee that the Company will continue to experience the same bad debt loss rates. As of January 31, 2005, the Company knew of no situations with any of the Company's major customers which would indicate the customer's inability to make their required payments.

Inventories

The Company values its inventory at the lower of cost or market using the first-in, first-out (FIFO) method. The cost of finished goods and component inventories, held by overseas subsidiaries, are determined using average cost. The Company's management regularly reviews its sales to customers and customers' sell through at retail to evaluate the adequacy of inventory reserves. Inventory with less than acceptable turn rates is classified as discontinued and, together with the related component parts which can be assembled into saleable finished goods, is sold through the Company's outlet stores. When management determines that finished product and components are unsaleable in the Company's outlet stores, a reserve is established for the cost of those products and components. These estimates could vary significantly, either favorably or unfavorably, from actual requirements depending on future economic conditions, customer inventory levels or competitive conditions which may differ from the Company's expectations.

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

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144. "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). When such a determination has been made, management compares the carrying value of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss is recognized during that period. The impairment loss is calculated as the difference between asset carrying values and the present value of estimated future cash flows or comparable market values, giving consideration to recent operating performance and pricing trends.

During the fourth quarter of fiscal 2005, the Company determined that the carrying value of its long-lived assets in the Movado Boutique located in the Soho section of New York City, might not be recoverable. The impairment review was performed pursuant to SFAS No. 144 because of an economic downturn affecting the Soho Boutique operations and revenue forecasts. As a result, the Company recorded a non-cash pretax impairment charge of $2.0 million consisting of property, plant and equipment of $0.8 million and other assets of $1.2 million. The entire impairment charge is included in the selling, general and administrative expenses in the fiscal 2005 Consolidated Statements of Income. The Company will continue to operate this boutique. There were no impairment losses related to long-lived assets in fiscal 2004 or 2003.

Warranty

All watches sold by the Company are covered by limited warranties against defects in material and workmanship for periods ranging from two to three years from the date of purchase for movements and up to five years for the gold plating for Movado watch cases and bracelets. The Company records an estimate for future warranty costs based on historical repair costs. Warranty costs have historically been within the Company's expectations and the provisions established. If such costs were to substantially exceed estimates, this could have an adverse affect on the Company's operating results.

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

RESULTS OF OPERATIONS

The following is a discussion of the results of operations for fiscal 2005 compared to fiscal 2004 and fiscal 2004 compared to fiscal 2003 along with a discussion of the changes in financial condition during fiscal 2005.

The following are net sales by business segment (in thousands):

                                          Fiscal Year Ended January 31,
                                  ---------------------------------------------
                                     2005              2004             2003
                                  ---------         ---------         ---------
Wholesale:
    Domestic                      $ 256,331         $ 224,866         $ 207,819
    International                    88,697            44,475            38,376
Retail                               73,938            60,873            53,882
                                  ---------         ---------         ---------
Net Sales                         $ 418,966         $ 330,214         $ 300,077
                                  =========         =========         =========

The following table presents the Company's results of operations expressed as a percentage of net sales for the fiscal years indicated:

                                                                      Fiscal Year Ended January 31,
                                                     ----------------------------------------------------------------
                                                          2005                    2004                       2003
                                                     --------------          --------------            --------------

                                                     % of net sales          % of net sales            % of net sales
                                                     --------------          --------------            --------------
Net sales                                               100.0%                   100.0%                     100.0%

Cost of sales                                            40.3%                    39.3%                      38.6%

Selling, general and administrative expenses             51.3%                    50.1%                      50.8%

Interest expense, net                                     0.8%                     0.9%                       1.3%

Net income                                                6.3%                     6.9%                       6.7%

Fiscal 2005 Compared to Fiscal 2004

Net Sales

Net sales in fiscal 2005 were $419.0 million, or 26.9% above fiscal 2004 sales of $330.2 million. For the year, sales increases were recorded in all brands and business segments.

Domestic Wholesale Net Sales

The domestic wholesale business increased by 14.0%, or $31.5 million, to $256.3 million, including Ebel sales of $15.7 million. A sales increase of $7.2 million was recorded in the Movado brand. The increase is attributed to new product introductions at more affordable price points as well as increased sell through at certain retailers in key customer chain stores. The Coach brand increased by $2.3 million as a result of the introduction of fashion products in tandem with new product offerings by Coach, Inc. The Tommy Hilfiger watch business increased by $4.4 million. This reflects the expansion into new doors in the North American marketplace as well as the continued strength of the Tommy Hilfiger watch business.

International Wholesale Net Sales

The international wholesale business was $88.7 million and was above prior year by $44.2 million or 99.4%, including Ebel sales of $28.5 million. An increase of $6.3 million was recorded in Tommy Hilfiger as a result of international market expansion. Coach, Concord and Movado increased by $2.0 million, $5.0 million and $2.3 million, respectively, due to growth primarily recorded in Asia.

Retail Net Sales

Sales in the Company's retail segment increased by $13.1 million, or 21.5%, to $73.9 million. Comparable store sales increases of 11.2% were achieved in the Movado Boutiques. In addition, new store sales grew by $10.4 million over the prior year. Comparable store sales in the Company outlet stores were flat year over year. At January 31, 2005, the Company operated 24 Movado Boutiques and 27 outlet stores as compared to 17 Movado Boutiques and 26 outlet stores at January 31, 2004.

Gross Margin

Gross margin for the year was $250.1 million, an increase of $49.8 million over prior year gross margin of $200.3 million. The increase of $49.8 million was due to increased sales of $88.8 million. As a percent of sales, gross margin was 59.7% versus 60.7% in the prior year. The lower gross margin percentage was primarily attributed to a sales mix change due to the addition of Ebel and the increased sales of Tommy Hilfiger, where the gross margins are lower than the Company's historical average.

Selling, General and Administrative Expenses

SG&A expenses of $215.1 million increased by $49.5 million, or 29.9%, from $165.5 million in fiscal 2004. The primary reasons for the increases were the addition of Ebel, which recorded $28.3 million of incremental expenses, $6.6 million of increased spending in support of the Movado Boutique expansion, higher payroll and related costs of $6.4 million, additional marketing programs of $1.3 million and other corporate initiatives of $2.2 million, which included higher legal costs, costs incurred in connection with Sarbanes-Oxley implementation and costs associated with the acquisition of Ebel which could not be capitalized. In addition, in accordance with SFAS No. 144, the Company recorded a non-cash impairment charge of $2.0 million which is included in SG&A.

Wholesale Operating Income

Operating income in the wholesale segment decreased by $1.5 million to $33.4 million. The effect of the addition of Ebel was an operating loss for the year of $3.8 million. Excluding the loss of Ebel, operating income in the wholesale segment was $37.2 million or an increase over prior year of $2.3 million. The increase excluding the effect of Ebel is the net result of higher gross margin of $14.9 million, partially offset by the increase in SG&A expenses of $12.6 million.

The higher gross margin of $14.9 million was the result of an increase in net sales of $30.3 million. The increase in the SG&A expenses of $12.6 million is primarily due to $1.7 million in the wholesale segment as a result of the translation impact of the weak U.S. dollar, an increase of $1.3 million in marketing spending, which includes support for the Movado expansion in China and support for the international market expansion of Tommy Hilfiger, higher payroll and related costs of $6.4 million and $2.2 million in other corporate initiatives including higher legal costs, costs incurred in connection with Sarbanes-Oxley implementation and costs associated with the acquisition of Ebel which could not be capitalized.

Retail Operating Income (Loss)

Operating income in the retail segment increased by $1.8 million. The increase is the net result of higher gross margin of $10.5 million partially offset by increased SG&A expenses of $8.7 million.

The retail segment higher gross margin was due to a net sales increase of $13.1 million. This was primarily due to comparable store sales increases in the Movado Boutiques of 11.2% and the opening of seven new Movado Boutiques and one new outlet store. The comparable store sales in the outlet stores were flat year over year.

The increase in SG&A expenses of $8.7 million was primarily attributed to the costs associated with the opening of the seven new Movado Boutiques and one new outlet store of $6.6 million and the effect of the impairment charge related to the Soho Boutique of $2.0 million.

Income from Litigation Settlement

The Company recognized income for the year ended January 31, 2005 from a litigation settlement with Swiss Army Brands, Inc. in the net amount of $1.4 million. This consisted of a gross settlement of $1.9 million partially offset by direct costs related to the litigation of $0.5 million. After accounting for fees and taxes associated with the settlement, net income increased by $0.8 million, or $0.03 per diluted share.

Interest Expense

Interest expense for fiscal 2005 was $3.4 million, reflecting a 12.7% increase over fiscal 2004 interest of $3.0 million. The increase was primarily the result of higher average borrowings, which were $58.0 million or 14.9% above the prior year. The increased borrowings were initiated to take advantage of low long-term rates and to improve the Company's capital structure.

Income Taxes

The Company's income tax provision amounted to $6.8 million and $8.9 million in fiscal 2005 and 2004 respectively. This represents an effective tax rate of 20.5% in fiscal 2005 compared to 28% for fiscal 2004. The lower effective tax rate for fiscal 2005 is primarily due to adjustments in the fourth quarter relating to refunds from a retroactive Swiss tax ruling, a favorable U.S. tax accrual adjustment and the recording of the tax benefit from an asset impairment in the U.S.

Fiscal 2004 Compared to Fiscal 2003

Net Sales

Net sales in fiscal 2004 were $330.2 million, or 10.0% above fiscal 2003 sales of $300.1 million. For the year, sales increases were recorded in all brands and business segments.

Domestic Wholesale Net Sales

The domestic wholesale business increased by 8.2%, or $17.0 million, to $224.9 million. A sales increase of $7.2 million was recorded in the Movado brand with the opening of new doors in the chain and department store business. The Coach brand increased by $3.4 million and was attributed to the introduction of fashion products in tandem with Coach, Inc. new product offerings. The Company intends to continue to provide products viewed as accessories to the Coach leather goods customer. The Concord brand increased by $2.9 million and was fueled by the introduction of new, more accessibly priced steel products. The Tommy Hilfiger brand increased by $2.0 million, which reflects the expansion into new doors in the North American marketplace.

International Wholesale Net Sales

The international wholesale business was $44.5 million and was above prior year by 15.9%, or $6.1 million. The effect of translating the weaker U.S. dollar resulted in an increase in net sales of $3.9 million. Increases of $5.2 million were recorded in Tommy Hilfiger as a result of international market expansion. The Movado business was below prior year by $3.2 million as a result of difficult economic conditions in Europe and South America.

Retail Net Sales

Sales in the Company's retail segment increased by $7.0 million, or 13.0%, to $60.9 million. Comparable store sales increases of 20.1% were recorded in the Movado Boutiques. In addition, sales increases of $3.8 million were recorded as a result of the expansion into seven new Movado Boutiques opened in fiscal 2004. At January 31, 2004, the Company operated 17 Movado Boutiques and 26 outlet stores as compared to 10 Movado Boutiques and 26 outlet stores at January 31, 2003.

Gross Margin

Gross margin for the year was $200.3 million, an increase of $16.1 million over prior year gross margin of $184.2 million. The increase of $16.1 million was largely due to increased sales of $30.1 million. Included in these incremental margins were the effects of foreign currency translation which resulted in an increase in gross margin of $3.2 million. As a percent of sales, gross margin was 60.7% versus 61.4% in the prior year. The lower gross margin percentage was primarily attributed to the effect of the increased sales mix of Tommy Hilfiger, where the gross margin for this business is lower than the Company's historical average.

Selling, General and Administrative Expenses

SG&A expenses of $165.5 million reflect an increase of $13.1 million from $152.4 million in fiscal 2003. Included in the $13.1 million increase in SG&A expenses is approximately $2.7 million in higher costs as a result of the translation impact of the weak U.S. dollar. In addition, there was increased marketing spending of $2.6 million, which included the new Movado television campaign, increased operating costs of approximately $4.0 million to support the seven new Movado Boutiques, and $4.1 million of higher payroll and related costs.

Wholesale Operating Income

Operating income in the wholesale segment increased by $5.4 million to $34.9 million. The increase is the net result of higher gross margin of $12.6 million, partially offset by the increase in SG&A expenses of $7.2 million.

The higher gross margin was the result of an increase in net sales of $23.1 million. The principal reasons for the increase in the SG&A expenses of $7.2 million were approximately $2.7 million in the wholesale segment as a result of the translation impact of the weak U.S. dollar, an increase of $1.8 million in marketing spending, which included the production and airing of the new Movado brand television campaign, and higher payroll and related costs of $4.1 million.

Retail Operating Income (Loss)

Operating income in the retail segment decreased by $2.4 million. The decrease was the net result of higher SG&A expenses of $6.0 million partially offset by higher gross margin of $3.6 million.

The retail segment higher gross margin was due to a net sales increase of $7.0 million, primarily the result of opening seven new Movado Boutiques which accounted for $3.8 million and comparable store sales increases in the Movado Boutiques of $2.6 million. The increase in SG&A expenses of $6.0 million was primarily due to costs associated with the opening of the new Movado Boutiques of approximately $4.0 million, as well as increased spending in existing Movado Boutiques of $1.2 million primarily to support the related back office infrastructure.

Interest Expense

Interest expense in fiscal 2004 declined by $0.9 million from $3.9 million in fiscal 2003 to $3.0 million in fiscal 2004. The decrease was due to significantly lower weighted-average bank borrowings. The average borrowings for fiscal 2004 were $50.5 million or 25.7% lower than fiscal 2003 borrowings of $68.0 million. This was due to favorable cash flow and working capital management.

Income Taxes

The Company's income tax provision amounted to $8.9 and $7.8 million in fiscal 2004 and 2003, respectively. This represents a 28.0% effective tax rate in both fiscal years. Management believes that with the acquisition of Ebel, a slightly higher percentage of its total sales will be derived from lower tax rate international markets; thereby slightly reducing the Company's overall effective rate in fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2005, the Company had $63.8 million of cash and cash equivalents as compared to $82.1 million in the comparable prior year period. The $18.3 million decrease is primarily due to the use of $43.5 million to fund the Ebel acquisition and capital expenditures of $14.9 million, primarily to support the build out of the new retail stores, remodeling of existing stores and the expansion of office space in the corporate headquarters in Paramus, New Jersey. These investing activities were offset by $30.2 million of cash provided by operating activities.

Cash generated by operating activities continues to be the Company's primary source to fund its growth initiatives and to pay dividends. In fiscal 2005, 2004 and 2003, the Company generated cash from operations of $30.2 million, $51.6 million and $33.3 million, respectively.

Accounts receivable at January 31, 2005 was $102.6 million as compared to $88.8 million in the comparable prior year period. The $13.8 million increase in accounts receivable reflects the addition of Ebel receivables of $13.4 million and the negative effect of currency translation of $0.9 million. Excluding these two factors, accounts receivable was $0.5 million below the comparable prior year period. This decrease is the result of a shift in the mix of sales growth as well as improved global cash collections.

Inventories at January 31, 2005 were $187.9 million as compared to $121.7 million in the comparable prior year period. The $66.2 million increase is primarily due to the addition of $41.4 million of Ebel inventory. The remaining $24.8 million increase in inventory resulted from the addition of $5.7 million to support the retail growth strategy, an increase of $3.2 million due to the effect of foreign currency translation and an increase of $15.9 million in other brand inventory to support the expansion of the domestic and international wholesale business, including new products for introduction at the international trade fair held in Basel, Switzerland.

Cash provided by / (used) in financing activities amounted to $3.6 million, ($1.9) million and ($11.1) million in fiscal 2005, 2004 and 2003, respectively. Cash provided by financing activities during fiscal 2005 was primarily the result of a net increase in long-term debt of $10.0 million partially offset by the payment of a $5.2 million mortgage assumed as part of the Ebel acquisition.

At January 31, 2005, the Company paid off its Senior Notes due January 31, 2005, which were originally issued in a private placement completed in fiscal 1994. These notes had required annual principal payments of $5.0 million since January 1998 and bore interest of 6.56% per annum. The Company repaid $10.0 million of the final principal due in fiscal 2005. The Company did not repay any principal in fiscal 2004 due to the timing of when principal payment was due. At January 31, 2005, no principal of these notes remained outstanding.

During fiscal 1999, the Company issued $25.0 million of Series A Senior Notes under a Note Purchase and Private Shelf Agreement dated November 30, 1998. These notes bear interest of 6.90% per annum, mature on October 30, 2010 and are subject to annual repayments of $5.0 million commencing October 31, 2006. At January 31, 2005, $25.0 million was issued and outstanding.

As of March 21, 2004, the Company amended its Note Purchase and Private Shelf Agreement, originally dated March 21, 2001, to expire on March 21, 2007. This agreement allows for the issuance, for up to three years after the date thereof, of senior promissory notes in the aggregate principal amount of up to $40.0 million with maturities up to 12 years from their original date of issuance. On October 8, 2004, the Company issued, pursuant to the Note Purchase Agreement, 4.79% Senior Series A-2004 Notes due 2011 (the "Senior Notes"), in an aggregate principal amount of $20.0 million, which will mature on October 8, 2011 and are subject to annual repayments of $5.0 million commencing on October 8, 2008. Proceeds of the Senior Notes will be used by the Company for capital expenditures, repayment of certain of its debt obligations and general corporate purposes. As of January 31, 2005, $20.0 million was issued and outstanding.

On June 17, 2003, the Company completed the renewal of its revolving credit line with its bank group. The agreement provides for a three year $75.0 million unsecured revolving line of credit and $15.0 million of uncommitted working capital lines. The line of credit expires on June 17, 2006. The Company had no outstanding borrowings under its bank lines at January 31, 2005 and January 31, 2004. In addition, one bank in the domestic bank group issued five irrevocable standby letters of credit for retail and operating facility leases to various landlords and Canadian payroll to the Royal Bank of Canada totaling $0.6 million with expiration dates through May 15, 2006.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. Available credit under these lines totaled 8.0 million and 8.8 million Swiss francs, with dollar equivalents of approximately $6.7 million and $7.0 million at January 31, 2005 and 2004, respectively, of which a maximum of $5.0 million may be drawn under the terms of the Company's revolving credit line with its bank group. As of January 31, 2005, the Swiss bank has guaranteed the Company's Swiss subsidiary's obligations to certain Swiss third parties in the amount of approximately $2.8 million in various foreign currencies. As of January 31, 2005, there are no borrowings against these lines.

Under a series of share repurchase authorizations approved by the Board of Directors, the Company has maintained a discretionary buy-back program. There were no shares repurchased under the repurchase program during fiscal 2005 or fiscal 2004. As of January 31, 2005, the Company had authorization to repurchase shares up to $4.5 million against an aggregate authorization of $30.0 million.

For fiscal 2005, treasury shares increased by 336,854 as the result of cashless exercises of stock options for 821,957 shares of stock.

Cash dividends in fiscal 2005 amounted to $4.0 million compared to $2.5 million in fiscal 2004 and $1.6 million in fiscal 2003.

At January 31, 2005, the Company had working capital of $303.7 million as compared to $252.9 million in the prior year. The Company defines working capital as the difference between current assets and current liabilities. The Company expects that annual capital expenditures in the near term will approximate the fiscal 2005 levels. Management believes that the cash on hand in addition to the expected cash flow from operations and the Company's short-term borrowing capacity will be sufficient to meet its working capital needs for at least the next 12 months.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Payments due by period (in thousands):

                                                              Less than 1            2-3                 4-5            More than 5
                                                Total            year               years               years              years
                                              ----------      -----------        -------------      -------------       ------------
Contractual Obligations:
Long-Term Debt Obligations (1)                $   45,000                -        $      10,000      $      20,000       $     15,000
Interest Payments on Long-Term Debt (1)           10,789            1,820                6,497              2,060                412
Operating Lease Obligations (2)                   80,597           12,186               21,444             17,610             29,357
Purchase Obligations (3)                          34,663           34,663                    -                  -                  -
                                              ----------      -----------        -------------      -------------       ------------
Total Contractual Obligations                 $  171,049      $    48,669        $      37,941      $      39,670       $     44,769
                                              ==========      ===========        =============      =============       ============

(1) The Company has long-term debt obligations and related interest payments of $55.8 million related to Series A-2004 Senior Notes and Series A Senior Notes further discussed in "Liquidity and Capital Resources".

(2) Includes store operating leases, which generally provide for payment of direct operating costs in addition to rent. These obligation amounts include future minimum lease payments and exclude such direct operating costs.

(3) The Company had outstanding purchase obligations with suppliers at the end of fiscal 2005 for raw materials, finished watches and packaging in the normal course of business. These purchase obligation amounts do not represent total anticipated purchases but represent only amounts to be paid for items required to be purchased under agreements that are enforceable, legally binding and specify minimum quantity, price and term.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet financing or unconsolidated special-purpose entities.

RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 151, "Inventory Costs", an amendment of ARB No. 43, Chapter 4 ("SFAS No. 151"). The amendments made by SFAS No. 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, and is not expected to have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment", which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123(R)"). SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Public entities are required to apply SFAS No. 123(R) as of the first annual reporting period that begins after June 15, 2005.

The Company continued to use the intrinsic value based method of accounting for share-based payments. The Company uses the Black-Scholes formula to estimate the value of stock options granted to employees. SFAS No. 123(R) requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company is currently assessing the impact of this pronouncement on its consolidated statement of operations and its consolidated statement of cash flows.

Also in December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets--An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS No. 153"). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions", and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company's current financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Foreign Currency Exchange Rate Risk

The Company's primary market risk exposure relates to foreign currency exchange risk (see Note 7 to the Consolidated Financial Statements). The majority of the Company's purchases are denominated in Swiss francs. The Company reduces its exposure to the Swiss franc exchange rate risk through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. The Company uses various derivative financial instruments to further reduce the net exposures to currency fluctuations, predominantly forward and option contracts. These derivatives either (a) are used to hedge the Company's Swiss franc liabilities and are recorded at fair value with the changes in fair value reflected in earnings or (b) are documented as SFAS No. 133 cash flow hedges with the gains and losses on this latter hedging activity first reflected in other comprehensive income, and then later classified into earnings. In both cases, the earnings impact is partially offset by the effects of currency movements on the underlying hedged transactions. If the Company did not engage in a hedging program, any change in the Swiss franc to local currency would have an equal effect on the Company's cost of sales. In addition, the Company hedges its Swiss franc payable exposure with forward contracts. As of January 31, 2005, the Company's entire net forward contracts hedging portfolio consisted of 239.0 million Swiss francs equivalent for various expiry dates ranging through January 27, 2006. The Company also has 30.0 million Swiss franc option contracts related to cash flow hedges for various expiry dates ranging through October 31, 2005.

The Company's Board of Directors authorized the hedging of the Company's Swiss franc denominated investment in its wholly-owned Swiss subsidiaries using purchase options under certain limitations. These hedges are treated as net investment hedges under SFAS No. 133. As of January 31, 2005, the Company's purchased option hedge portfolio related to net investment hedging amounted to
50.0 million Swiss francs with various expiry dates ranging through September 27, 2006.

Commodity Risk

Additionally, the Company has a hedging program related to gold used in the manufacturing of the Company's watches. Under this hedging program, the Company purchases various commodity derivative instruments, primarily future contracts. These derivatives are documented as SFAS No. 133 cash flow hedges, and gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. If the Company did not engage in a gold hedging program, any changes in the gold price would have an equal effect on the Company's cost of sales. The Company did not hold any futures contracts in its gold hedge portfolio related to cash flow hedges as of January 31, 2005.

Debt and Interest Rate Risk

In addition, the Company has certain debt obligations with variable interest rates, which are based on LIBOR plus a fixed additional interest rate. The Company does not hedge these interest rate risks. The Company also has certain debt obligations with fixed interest rates. The differences between the market based interest rates at January 31, 2005, and the fixed rates were unfavorable. The Company believes that a 1% change in interest rates would affect the Company's net income by approximately $0.2 million, which is not material.

Item 8. Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        Schedule                 Page
                                                                                         Number                 Number
                                                                                        --------              -----------
Management's Annual Report on Internal Control Over Financial Reporting                                           F-1

Report of Independent Registered Public Accounting Firm                                                           F-2

Consolidated Statements of Income for the fiscal years ended  January 31, 2005,
 2004 and 2003                                                                                                    F-4

Consolidated Balance Sheets at January 31, 2005 and 2004                                                          F-5

Consolidated Statements of Cash Flows for the fiscal years  ended January
 31, 2005, 2004 and 2003                                                                                          F-6

Consolidated Statements of Changes in Shareholders' Equity for the fiscal years
 ended January 31, 2005, 2004 and 2003                                                                            F-7

Notes to Consolidated Financial Statements                                                                    F-8 to F-30

Valuation and Qualifying Accounts and Reserves                                             II                     S-1

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) under the Securities Exchange Act, as amended (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting
----------------------------------------------------

There has been no change in the Company's internal control over financial reporting during the quarter ended January 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

See Financial Statements and Supplementary Data for Management's Annual Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm containing an attestation thereto.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item is included in the Company's Proxy Statement for the 2005 annual meeting of shareholders under the captions "Election of Directors" and "Management" and is incorporated herein by reference.

Information on the beneficial ownership reporting for the Company's directors and executive officers is contained in the Company's Proxy Statement for the 2005 annual meeting of shareholders under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

Information on the Company's Audit Committee and Audit Committee Financial Expert is contained in the Company's Proxy Statement for the 2005 annual meeting of shareholders under the caption "Information Regarding the Board of Directors and Its Committees" and is incorporated herein by reference.

The Company has adopted and posted on its website at www.movadogroupinc.com a Code of Business Conduct and Ethics that applies to all directors, officers and employees, including the Company's Chief Executive Officer, Chief Financial Officer and principal financial and accounting officers. The Company will post any amendments to the Code of Business Conduct and Ethics, and any waivers that are required to be disclosed by SEC regulations, on the Company's website.

Item 11. Executive Compensation

The information required by this item is included in the Company's Proxy Statement for the 2005 annual meeting of shareholders under the captions "Executive Compensation" and "Compensation of Directors" and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is included in the Company's Proxy Statement for the 2005 annual meeting of shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item is included in the Company's Proxy Statement for the 2005 annual meeting of shareholders under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item is included in the Company's Proxy Statement for the 2005 annual meeting of shareholders under the caption "Fees Paid to PricewaterhouseCoopers LLP" and is incorporated herein by reference.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)   Documents filed as part of this report
      --------------------------------------

      1.    Financial Statements:

            See Financial Statements Index on page 27 included in Item 8 of Part II of this annual report.

      2.    Financial Statement Schedule:

            Schedule II                       Valuation and Qualifying
                                              Accounts and Reserves

            All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

      3.    Exhibits:

            Incorporated herein by reference is a list of the Exhibits contained in the Exhibit Index on pages 33 through 40 of this annual report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     MOVADO GROUP, INC.
                                                       (Registrant)

Dated:  April 18, 2005               By: /s/ Gedalio Grinberg
                                         --------------------------------------
                                         Gedalio Grinberg
                                         Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: April 18, 2005                    /s/ Gedalio Grinberg
                                         --------------------------------------
                                         Gedalio Grinberg
                                         Chairman of the Board of Directors

Dated: April 18, 2005                    /s/ Efraim Grinberg
                                         --------------------------------------
                                         Efraim Grinberg
                                         President and Chief Executive Officer

Dated: April 18, 2005                    /s/ Richard J. Cote
                                         --------------------------------------
                                         Richard J. Cote
                                         Executive Vice President and
                                         Chief Operating Officer

Dated: April 18, 2005                    /s/ Eugene J. Karpovich
                                         --------------------------------------
                                         Eugene J. Karpovich
                                         Senior Vice President and
                                         Chief Financial Officer

Dated: April 18, 2005                    /s/ Margaret Hayes Adame
                                         --------------------------------------
                                         Margaret Hayes Adame
                                         Director

Dated: April 18, 2005                    /s/ Donald Oresman
                                         --------------------------------------
                                         Donald Oresman
                                         Director

Dated: April 18, 2005                    /s/ Leonard L. Silverstein
                                         --------------------------------------
                                         Leonard L. Silverstein
                                         Director

Dated: April 18, 2005                    /s/ Alan H. Howard
                                         --------------------------------------
                                         Alan H. Howard
                                         Director

Dated: April 18, 2005                    /s/ Nathan Leventhal
                                         --------------------------------------
                                         Nathan Leventhal
                                         Director

Dated: April 18, 2005                    /s/ Michael J. Hand
                                         --------------------------------------
                                         Michael J. Hand
                                         Vice President,
                                         Corporate Controller and
                                         Principal Accounting Officer

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

  4.2 Note Purchase and Private Shelf Agreement dated as of November 30, 1998 between the Registrant and The Prudential Insurance
               Company of America. Incorporated herein by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the year ended January 31, 1999.

  4.3 Note Purchase and Private Shelf Agreement dated as of March 21, 2001 between the Registrant and The Prudential Insurance
               Company of America. Incorporated herein by reference to Exhibit 4.4 to the Registrant's
               Annual Report on Form 10-K for the year ended
               January 31, 2001.

  4.4          Amendment dated as of March 21, 2004 to Note
               Purchase and Private Shelf Agreement dated as of March 21, 2001 between the Registrant and The Prudential Insurance Company of America.
               Incorporated herein by reference to Exhibit
               4.5 to the Registrant's Annual Report on Form
               10-K for the year ended January 31, 2004.

   10.1        Amendment Number 1 to License Agreement dated
               December 9, 1996 between the Registrant as
               Licensee and Coach, a division of Sara Lee
               Corporation as Licensor, dated as of February
               1, 1998. Incorporated herein by reference to
               Exhibit 10.1 to the Registrant's Quarterly
               Report on Form 10-Q for the quarter ended
               October 31, 1998.

Exhibit                                                          Sequentially
Number                          Description                      Numbered Page
------                          -----------                      -------------
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

 10.4          Registrant's 1996 Stock Incentive Plan
               amending and restating the 1993 Employee
               Stock Option Plan. Incorporated herein by reference to Exhibit 10.5 to Registrant's
               Quarterly Report on Form 10-Q for the quarter ended October 31, 1996. *

 10.5          Lease dated August 10, 1994 between
               Rockefeller Center Properties, as landlord and SwissAm, Inc., as tenant for space at 630
               Fifth Avenue, New York, New York.
               Incorporated herein by reference to Exhibit
               10.4 to the Registrant's Quarterly Report on
               Form 10-Q for the quarter ended July 31, 1994.

 10.6 Death and Disability Benefit Plan Agreement dated September 23, 1994 between the Registrant and Gedalio Grinberg. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1994. *

 10.7          Registrant's amended and restated Deferred
               Compensation Plan for Executives effective
               June 17, 2004. *

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

 10.15 Second Amendment of Lease dated July 26, 2001 between Mack-Cali Realty, L.P., as landlord, and Movado Group, Inc., as tenant, further amending lease dated as of December 21, 2000.
               Incorporated herein by reference to Exhibit
               10.2 to the Registrant's Quarterly Report on
               Form 10-Q filed for the quarter ended October
               31, 2001.

 10.16         Third Amendment of Lease dated November 6,
               2001 between Mack-Cali Realty, L.P., as
               lessor and Movado Group, Inc., as lessee, for additional space at Mack-Cali II, One Mack
               Drive, Paramus, New Jersey. Incorporated herein by reference to Exhibit 10.4 to the Registrant's
               Quarterly Report on Form 10-Q filed for the quarter ended October 31, 2001.

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

 10.24         Amendment dated August 5, 2004 to Line of
               Credit Agreement between the Registrant and The Bank of New York dated August 20, 2001.
               Incorporated herein by reference to Exhibit
               10.1 to the Registrant's Quarterly Report on
               Form 10-Q for the quarter ended July 31, 2004.

 10.25         Line of Credit Letter Agreement dated June
               20, 2004 between the Registrant and Fleet
               National Bank and Second Amended and Restated
               Promissory Note as of June 20, 2004.
               Incorporated herein by reference to Exhibit
               10.3 to the Registrant's Quarterly Report on
               Form 10-Q for the quarter ended July 31, 2004.

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

 10.28         Third Amendment to License Agreement dated
               June 3, 1999 between Tommy Hilfiger
               Licensing, Inc. and the Registrant entered into as of May 7, 2004. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 2004.

 10.29         Amendment dated October 29, 2004 to the
               Credit Agreement dated as of June 17, 2003 between the Registrant, MGI Luxury Group
               S.A., Movado Watch Company S.A., each of the lenders signatory to such Credit Agreement and JP Morgan Chase Bank. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2004.

 10.30 Employment Agreement dated August 27, 2004 between the Registrant and Mr. Eugene J.
               Karpovich. Incorporated herein by reference to Exhibit 10.2 the Registrant's Quarterly
               Report on Form 10-Q for the quarter ended
               October 31, 2004. *

 10.31 Employment Agreement dated August 27, 2004 between the Registrant and Mr. Frank Kimick.
               Incorporated herein by reference to Exhibit
               10.3 to the Registrant's Quarterly Report on
               Form 10-Q for the quarter ended October 31, 2004. *

Exhibit                                                          Sequentially
Number                          Description                      Numbered Page
------                          -----------                      -------------
 10.32         Employment Agreement dated August 27, 2004
               between the Registrant and Mr. Timothy F.
               Michno. Incorporated herein by reference to
               Exhibit 10.4 to the Registrant's Quarterly
               Report on Form 10-Q for the quarter ended
               October 31, 2004. *

 10.33 Master Credit Agreement dated August 17, 2004 and August 20, 2004 between MGI Luxury Group
               S.A. and UBS AG. Incorporated herein by
               reference to Exhibit 10.2 to the Registrant's
               Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.

 10.34         Fourth Amendment to License Agreement dated
               June 3, 1999 between Tommy Hilfiger
               Licensing, Inc. and the Registrant entered into as of June 25, 2004. Incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.

 10.35         Waiver and Amendment dated as of February 27,
               2004 among the Registrant, Concord Watch
               Company S.A., Movado Watch Company S.A., each of the Lenders signatory to the Credit
               Agreement and JP Morgan Chase Bank as
               Administrative Agent, Swingline Bank and
               Issuing Bank. Incorporated herein by
               reference to Exhibit 10.28 to the
               Registrant's Annual Report on Form 10-K for the year ended January 31, 2004.

 10.36         Fifth Amendment of Lease dated October 20,
               2003 between Mack-Cali Realty, L.P. as
               landlord and the Registrant as tenant further amending the lease dated as of December 21, 2000. Incorporated herein by reference to
               Exhibit 10.29 to the Registrant's Annual
               Report on Form 10-K for the year ended
               January 31, 2004.

 10.37         Registrant's 1996 Stock Incentive Plan,
               amended and restated as of April 8, 2004.*

 10.38         License Agreement entered into December 15,
               2004 between MGI Luxury Group S.A. and Hugo
               Boss Trade Mark Management GmbH & Co.**

  21.1         Subsidiaries of the Registrant.

  23.2         Consent of PricewaterhouseCoopers LLP.

Exhibit                                                          Sequentially
Number                          Description                      Numbered Page
------                          -----------                      -------------
31.1           Certification of Chief Executive Officer.

31.2           Certification of Chief Financial Officer.

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Constitutes a compensatory plan or arrangement.

** Confidential portions of Exhibit 10.38 have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

Management's Annual Report on Internal Control Over Financial Reporting
-----------------------------------------------------------------------

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such terms is defined in Rule 13a-15(f) under the Exchange Act, for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, the Company's management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company's management has concluded that the Company's internal control over financial reporting was effective as of January 31, 2005.

Management's assessment of the effectiveness of our internal control over financial reporting as of January 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Movado Group Inc.:

We have completed an integrated audit of Movado Group, Inc.'s 2005 consolidated financial statements and of its internal control over financial reporting as of January 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule
------------------------------------------------------------------

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Movado Group, Inc. and its subsidiaries at January 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting
-----------------------------------------

Also, in our opinion, management's assessment, included in "Management's Annual Report on Internal Control Over Financial Reporting", that the Company maintained effective internal control over financial reporting as of January 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January
31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Florham Park, New Jersey
April 18, 2005

                               MOVADO GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                               Fiscal Year Ended January 31,
                                              ------------------------------
                                                2005       2004       2003
                                              --------   --------   --------
Net sales                                     $418,966   $330,214   $300,077
Cost of sales                                  168,818    129,908    115,907
                                              --------   --------   --------

Gross profit                                   250,148    200,306    184,170

Selling, general and administrative            215,072    165,525    152,394
                                              --------   --------   --------

Operating income                                35,076     34,781     31,776
Income from litigation settlement, net           1,444          -          -
Interest expense, net                            3,430      3,044      3,916
                                              --------   --------   --------

Income before income taxes                      33,090     31,737     27,860
Provision for income taxes                       6,783      8,886      7,801
                                              --------   --------   --------

Net income                                    $ 26,307   $ 22,851   $ 20,059
                                              ========   ========   ========
Basic income per share:
Net income per share                             $1.06      $0.95      $0.84
Weighted basic average shares outstanding       24,708     24,101     23,739

Diluted income per share:
Net income per share                             $1.03      $0.92      $0.82
Weighted diluted average shares outstanding     25,583     24,877     24,381

                 See Notes to Consolidated Financial Statements

                               MOVADO GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                       January 31,
                                                                                  ----------------------
                                                                                    2005         2004
                                                                                  ---------    ---------
ASSETS
------
Current assets:
        Cash                                                                      $  63,782    $  82,083
        Trade receivables, net                                                      102,622       88,800
        Inventories, net                                                            187,890      121,678
        Other                                                                        32,758       27,932
                                                                                  ---------    ---------
            Total current assets                                                    387,052      320,493

Property, plant and equipment, net                                                   50,283       42,112
Other assets                                                                         39,615       28,362
                                                                                  ---------    ---------
            Total assets                                                          $ 476,950    $ 390,967
                                                                                  =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
        Current portion of long-term debt                                                 -    $  10,000
        Accounts payable                                                             38,488       23,631
        Accrued payroll and benefits                                                 10,747        8,033
        Accrued liabilities                                                          28,871       17,748
        Current taxes payable                                                             -        2,237
        Deferred income taxes                                                         5,250        5,961
                                                                                  ---------    ---------
            Total current liabilities                                                83,356       67,610

Long-term debt                                                                       45,000       25,000
Deferred and noncurrent income taxes                                                 14,827       12,195
Other liabilities                                                                    17,209       11,449
                                                                                  ---------    ---------
            Total liabilities                                                       160,392      116,254
                                                                                  ---------    ---------
Commitments and contingencies (Note 11)

Shareholders' equity:
        Preferred Stock, $0.01 par value, 5,000,000 shares
            authorized; no shares issued                                                  -            -
        Common Stock, $0.01 par value, 100,000,000 shares
            authorized; 22,580,459 and 21,754,600 shares issued, respectively           226          218
        Class A Common Stock, $0.01 par value, 30,000,000 shares
            authorized; 6,801,812 and 6,801,812 shares issued and
            outstanding, respectively                                                    68           68
        Capital in excess of par value                                              100,289       89,348
        Retained earnings                                                           214,953      192,601
        Accumulated other comprehensive income                                       48,707       34,473
        Treasury Stock, 4,433,553 and 4,112,520 shares at cost, respectively        (47,685)     (41,995)
                                                                                  ---------    ---------
            Total shareholders' equity                                              316,558      274,713
                                                                                  ---------    ---------

            Total liabilities and shareholders' equity                            $ 476,950    $ 390,967
                                                                                  =========    =========

                 See Notes to Consolidated Financial Statements

                               MOVADO GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                            Fiscal Year Ended January 31,
                                                                          --------------------------------
                                                                            2005        2004        2003
                                                                          --------    --------    --------
Cash flows from operating activities:
    Net income                                                            $ 26,307    $ 22,851    $ 20,059
    Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization                                   12,603       9,973       8,369
            Impairment of long-lived assets                                  2,025           -           -
            Deferred and noncurrent income taxes                             8,132      10,101        (294)
            Provision for losses on accounts receivable                      2,072       2,290       1,987
            Provision for inventories                                        3,221         993         830
            (Gain) loss on disposition of property, plant and equipment       (253)        109           -
            Tax benefit from stock options exercised                         2,554       2,511         489

    Changes in current assets and liabilities:
            Trade receivables                                                1,422       4,583      (2,602)
            Inventories                                                    (29,587)     (6,248)     (4,815)
            Other current assets                                             5,716      12,179      14,236
            Accounts payable                                                11,248         160      (2,989)
            Accrued liabilities                                             (6,615)        987      (2,734)
            Accrued payroll and benefits                                     2,714       2,023        (811)
            Deferred and current taxes payable                              (9,474)     (9,370)      2,465
            Other noncurrent assets                                         (6,253)     (4,997)       (248)
            Other noncurrent liabilities                                     4,358       3,502        (636)
                                                                          --------    --------    --------
               Net cash provided by operating activities                    30,190      51,647      33,306
                                                                          --------    --------    --------
Cash flows from investing activities:
            Capital expenditures                                           (14,947)    (10,830)     (6,525)
            Investment in Ebel (1)                                         (43,525)          -           -
            Trademarks                                                      (1,000)       (653)       (514)
                                                                          --------    --------    --------
               Net cash used in investing activities                       (59,472)    (11,483)     (7,039)
                                                                          --------    --------    --------
Cash flows from financing activities:
            Repayment of Senior Notes                                      (10,000)          -      (5,000)
            Repayment of current bank borrowings                                 -           -      (6,500)
            Payment of Ebel mortgage                                        (5,187)          -           -
            Proceeds of Senior Notes                                        20,000           -           -
            Stock options exercised and other changes                        3,830       2,568       2,172
            Dividends paid                                                  (3,955)     (2,537)     (1,602)
            Repurchase of treasury stock                                    (1,127)     (1,979)       (135)
                                                                          --------    --------    --------
               Net cash provided by (used in) financing activities           3,561      (1,948)    (11,065)
                                                                          --------    --------    --------

Effect of exchange rate changes on cash and cash equivalents                 7,420       5,502       6,192

Net (decrease) increase in cash and cash equivalents                       (18,301)     43,718      21,394

Cash and cash equivalents at beginning of year                              82,083      38,365      16,971
                                                                          --------    --------    --------
Cash and cash equivalents at end of year                                  $ 63,782    $ 82,083    $ 38,365
                                                                          ========    ========    ========

(1) Supplemental Disclosure:
Fair value of assets acquired                                             $ 71,629
Less: liabilities assumed                                                  (26,603)
                                                                          --------
Cash paid for the transaction                                               45,026
Less: cash acquired                                                         (1,340)
Less: accrued deal costs                                                      (161)
                                                                          --------
Net cash paid for transaction                                             $ 43,525
                                                                          ========

                 See Notes to Consolidated Financial Statements

                               MOVADO GROUP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    (in thousands, except per share amounts)

                                                                                                          Accumulated
                                                                        Class A  Capital in                  Other
                                                     Preferred  Common  Common   Excess of    Retained   Comprehensive   Treasury
                                                       Stock    Stock    Stock   Par Value    Earnings   Income (Loss)     Stock
                                                     ---------  ------  -------  ----------   --------   -------------   --------
Balance, January 31, 2002                              $   -    $   98  $    35  $   69,484   $153,830    ($  23,286)    ($27,691)
    Net income                                                                                  20,059
    Dividends ($0.06 per share)                                                                 (1,602)
    Stock options exercised, net of tax of $489                      2                2,631                                  (135)
    Employee stock bonus plan                                                                                                  85
    Supplemental executive retirement plan                                               30
    Net unrealized loss on investments, net of tax
         of $25                                                                                                  (82)
    Net change in effective portion of hedging
         contracts, net of tax of $2,709                                                                       4,584
    Foreign currency translation adjustment                                                                   38,170
    Conversion of Class A Common Stock to
        Common Stock                                                 1       (1)
                                                       -----    ------  -------  ----------   --------     ---------     --------
Balance, January 31, 2003                              $   -    $  101  $    34  $   72,145   $172,287     $  19,386     ($27,741)
    Net income                                                                                  22,851
    Dividends ($0.105 per share)                                                                (2,537)
    Stock options exercised, net of tax of $2,511                    8               16,861                               (14,254)
    Supplemental executive retirement plan                                              170
    Restricted stock amortization less cancellations                                    315
    Net unrealized gain on investments, net of tax
         of $89                                                                                                  139
    Net change in effective portion of hedging
         contracts, net of tax of $2,212                                                                      (3,434)
    Foreign currency translation adjustment                                                                   18,382
                                                       -----    ------  -------  ----------   --------     ---------     --------
Balance, January 31, 2004                              $   -    $  109  $    34  $   89,491   $192,601     $  34,473     ($41,995)
    Net income                                                                                  26,307
    Stock split adjustment                                         109       34        (143)
    Dividends ($0.16 per share)                                                                 (3,955)
    Stock options exercised, net of tax of $2,554                    8               10,010                                (5,690)
    Supplemental executive retirement plan                                              107
    Restricted stock amortization less cancellations                                    824
    Net unrealized gain on investments, net of tax
         of $18                                                                                                   39
    Net change in effective portion of hedging
         contracts, net of tax of $134                                                                           366
    Foreign currency translation adjustment                                                                   13,829
                                                       -----    ------  -------  ----------   --------     ---------     --------
Balance, January 31, 2005                              $   -    $  226  $    68  $  100,289   $214,953     $  48,707     ($47,685)
                                                       =====    ======  =======  ==========   ========     =========     ========

Note: Balances prior to fiscal 2004 within the Consolidated Statements of Changes in Shareholders' Equity have not been split-adjusted.

(Shares information in thousands)                              Common Stock       Class A Common      Treasury Stock
                                                               ------------       --------------      --------------
Beginning balance, January 31, 2002                                19,596               6,966              (3,088)
Stock issued to employees exercising stock options                    356                   -                 (14)
Conversion of Class A Common Stock                                    164                (164)                  -
Restricted stock and other stock plans, less cancellations              -                   -                   8
                                                                  -------            --------             -------
Balance at January 31,  2003                                       20,116               6,802              (3,094)
                                                                  -------            --------             -------
Stock issued to employees exercising stock options                  1,639                   -              (1,033)
Conversion of Class A Common Stock                                      -                   -                  14
Restricted stock and other stock plans, less cancellations              -                   -                   -
                                                                  -------            --------             -------
Balance January 31, 2004                                           21,755               6,802              (4,113)
                                                                  -------            --------             -------
Stock issued to employees exercising stock options                    825                   -                (337)
Conversion of Class A Common Stock                                      -                   -                   -
Restricted stock and other stock plans, less cancellations              -                   -                  16
                                                                  -------            --------             -------
Balance January 31, 2005                                           22,580               6,802              (4,434)
                                                                  =======            ========             =======


Note: Shares information provided has been adjusted to reflect the effect of the fiscal 2005 two-for-one stock split.

                 See Notes to Consolidated Financial Statements

NOTES TO MOVADO GROUP, INC.'S CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Movado Group, Inc. (the "Company") is a designer, manufacturer and distributor of quality watches with prominent brands in almost every price category comprising the watch industry. In fiscal 2005, the Company marketed six distinctive brands of watches: Movado, Ebel, Concord, ESQ, Coach and Tommy Hilfiger, which compete in most segments of the watch market.

The Company designs, manufactures and contracts for the assembly of Movado, Ebel and Concord watches primarily in Switzerland for sale throughout the world. ESQ and Tommy Hilfiger watches are manufactured to the Company's specifications by independent contractors located in Asia. ESQ watches are presently sold primarily in North America and the Caribbean. Tommy Hilfiger watches are presently sold throughout the world. Coach watches are assembled in Switzerland by independent contractors and sold primarily in North America and Asia.

In addition to its sales to trade customers and independent distributors, through a wholly-owned domestic subsidiary, the Company sells Movado watches, as well as proprietary Movado jewelry, tabletop and accessories directly to consumers in its Movado Boutiques. Additionally, the Company operates outlet stores throughout the United States, through which it sells discontinued and second merchandise.

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

Trade Receivables

The Company's trade customers include department stores, jewelry store chains and independent jewelers. Movado, Ebel, Concord, Coach and Tommy Hilfiger watches are also marketed outside the U.S. through a network of independent distributors. Accounts receivable are stated net of allowances for doubtful accounts of $6.8 million, $6.7 million and $5.2 million and net of estimated sales returns and allowances of $23.3 million, $19.3 million and $17.0 million at January 31, 2005, 2004 and 2003, respectively.

The Company's concentrations of credit risk arise primarily from accounts receivable related to trade customers during the peak selling seasons. The Company has significant accounts receivable balances due from major department store chains. The Company's results of operations could be materially adversely affected in the event any of these customers or a group of these customers defaulted on all or a significant portion of their obligations to the Company as a result of financial difficulties. As of January 31, 2005, there were no known situations with any of the Company's major customers which indicate the customer's inability to make the required payments.

The following is a rollforward of sales returns and allowances for the fiscal years ended January 31, 2005, 2004 and 2003 (in thousands):

                                                   2005           2004             2003
                                                 --------       --------         --------
Balance, beginning of year                       $ 19,345       $ 16,974         $ 15,539
Acquired Ebel reserves                              7,354              -                -
Provision charged to operations                    27,074         28,446           38,563
Write-offs                                        (30,461)       (26,075)         (37,128)
                                                 --------       --------         --------
Balance, end of year                             $ 23,312       $ 19,345         $ 16,974
                                                 ========       ========         ========

Inventories

The Company values its inventory at the lower of cost or market using the first-in, first-out (FIFO) method. The cost of finished goods and component inventories, held by overseas subsidiaries, are determined using average cost. The Company's management regularly reviews its sales to customers and customers' sell through at retail to determine excess or obsolete inventory reserves. Inventory with less than acceptable turn rates is classified as discontinued and, together with the related component parts which can be assembled into saleable finished goods, is sold through the Company's outlet stores. When management determines that finished product and components are unsaleable in the Company's outlet stores, a reserve is established for the cost of those products and components. These estimates could vary significantly, either favorably or unfavorably, from actual requirements depending on future economic conditions, customer inventory levels or competitive conditions which may differ from expectations.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation of buildings are amortized using the straight-line method based on the useful life of ten years. Depreciation of furniture and equipment is provided using the straight-line method based on the estimated useful lives of assets, which range from four to ten years. Computer software is amortized using the straight-line method over five years. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the lease or the estimated useful life of the leasehold improvement. Upon the disposition of property, plant and equipment, the accumulated depreciation is deducted from the original cost and any gain or loss is reflected in current earnings.

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

During the fourth quarter of fiscal 2005, the Company determined that the carrying value of its long-lived assets in the Movado Boutique located in the Soho section of New York City, may not be recoverable and performed an impairment review. The impairment review was performed pursuant to SFAS No. 144 because of an economic downturn affecting the Boutique operations and revenue forecasts. As a result, the Company recorded a non-cash impairment charge of $2.0 million consisting of property, plant and equipment of $0.8 million and other assets of $1.2 million. The entire impairment charge is included in the selling, general and administrative expenses in the fiscal 2005 Consolidated Statement of Income. There were no impairment losses related to long-lived assets in fiscal 2004 or 2003.

Capitalized Software Costs

The Company capitalizes certain computer software costs after technological feasibility has been established. The costs are amortized utilizing the straight-line method over the economic lives of the related products ranging from three to seven years.

Intangibles

Intangible assets consist primarily of trade names and trademarks and are recorded at cost. Trade names are not amortized. Trademarks are generally amortized over ten years. The Company continually reviews intangible assets to evaluate whether events or changes have occurred that would suggest an impairment of carrying value. An impairment would be recognized when expected undiscounted future operating cash flows are lower than the carrying value. At January 31, 2005 and 2004, intangible assets at cost were $13.5 million and $7.5 million, respectively, and related accumulated amortization of intangibles was $4.5 million and $3.5 million, respectively. Amortization expense for fiscal 2005, 2004 and 2003 was $1.0 million, $0.7 million and $0.6 million, respectively.

Derivative Financial Instruments

The Company utilizes derivative financial instruments to reduce foreign currency fluctuation risks. The Company accounts for its derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS No. 133") as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Changes in the fair value of those instruments will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged.

The Company's risk management policy is to enter into forward exchange contracts and purchase foreign currency options, under certain limitations, to reduce exposure to adverse fluctuations in foreign exchange rates and, to a lesser extent, in commodity prices related to its purchases of watches. When entered into, the Company designates and documents these derivative instruments as a cash flow hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. Changes in the fair value of a derivative that is designated and documented as a cash flow hedge and is highly effective, are recorded in other comprehensive income until the underlying transaction effects earnings, and then are later reclassified into earnings in the same account as the hedged transaction. The Company formally assesses, both at the inception and at each financial quarter thereafter, the effectiveness of the derivative instrument hedging the underlying forecasted cash flow transaction which is being hedged. Any ineffectiveness related to the derivative financial instruments' change in fair value will be recognized in the period in which the ineffectiveness was calculated.

The Company uses forward exchange contracts to offset its exposure to certain foreign currency liabilities. These forward contracts are not designated as SFAS No. 133 hedges and, therefore, changes in the fair value of these derivatives are recognized into earnings, thereby offsetting the current earnings effect of the related foreign currency liabilities.

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

Revenue Recognition

In the wholesale segment, the Company recognizes its revenues upon transfer of title and risk of loss in accordance with its FOB shipping point terms of sale and after the sales price is fixed and determinable and collectibility is reasonably assured. In the retail segment, transfer of title and risk of loss occurs at the time of register receipt. The Company records estimates for sales returns, volume-based programs and sales and cash discount allowances in the same period that the sales are recorded as a reduction of revenue. These estimates are based upon historical analysis, customer agreements and/or currently known factors that arise in the normal course of business.

Cost of Sales

Costs of sales of the Company's products consist primarily of component costs, internal assembly costs and unit overhead costs associated with the Company's supply chain operations in Switzerland and Asia. The Company's supply chain operations consist of logistics management of assembly operations and product sourcing in Switzerland and Asia and minor assembly in Switzerland.

Selling, General and Administrative Expenses

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

Selling expenses consist primarily of salaries, sales commissions, sales force travel and related expenses, expenses associated with the Basel Watch and Jewelry Fair and other industry trade shows and operating costs incurred in connection with the Company's retail business. Sales commissions vary with overall sales levels. Retail selling expenses consist primarily of salaries and store rents.

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

Warranty Costs

The Company has warranty obligations in connection with the sale of its watches. The Company's products are covered by limited warranties against defects in materials and workmanship for periods ranging from two to three years from the date of purchase for movements and up to five years for the gold plating on Movado watch casings and bracelets. As a practice, warranty costs are expensed as incurred and recorded in the quarterly consolidated statement of income. The warranty obligations are evaluated quarterly and reviewed in detail on an annual basis to determine if any material changes occurred. When material changes in warranty costs are experienced, the Company will adjust the warranty accrual as required. As of January 31, 2005, 2004 and 2003, the reserve balances for warranty costs were $4.0 million, $0.9 million and $0.9 million, respectively. The following is a rollforward of the warranty liability for the fiscal years ended January 31, 2005, 2004 and 2003 (in thousands):

                                          2005        2004       2003
                                         -------     ------     ------
Balance, beginning of year               $   900     $  900     $  600
Acquired Ebel reserves                     3,127          -          -
Provision charged to operations            1,450        789        961
Settlements made                          (1,498)      (789)      (661)
                                         -------     ------     ------
Balance, end of year                     $ 3,979     $  900     $  900
                                         =======     ======     ======

Preopening Costs

Costs associated with the opening of new boutique and outlet stores, including pre-opening rent, are expensed in the period incurred.

Advertising

The Company expenses the production costs of an advertising campaign at the commencement date of the advertising campaign. Included in advertising expenses are costs associated with cooperative advertising programs. These costs are recorded as SG&A expenses. Advertising expense for fiscal 2005, 2004 and 2003 amounted to $67.8 million, $53.1 million and $50.5 million, respectively.

Included in the other current assets in the consolidated balance sheets as of January 31, 2005 and 2004 are prepaid advertising costs of $2.5 million and $0.6 million, respectively. These prepaid costs represent advertising costs paid to licensors in advance, pursuant to the Company's licensing agreements.

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

The weighted-average number of shares outstanding for basic earnings per share were 24,708,000, 24,101,000 and 23,739,000 for fiscal 2005, 2004 and 2003, respectively. For diluted earnings per share, these amounts were increased by 875,000, 776,000 and 642,000 in fiscal 2005, 2004 and 2003, respectively, due to potentially dilutive common stock equivalents issuable under the Company's stock option plans. For all periods presented, basic and diluted shares outstanding, and the related "per share" amounts reflect the effect of the fiscal 2005 two-for-one stock split.

Stock-Based Compensation

Employee stock options are accounted for under the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock. Accordingly, compensation expense has not been recognized for stock options granted at or above fair value. Had compensation expense been determined and recorded based upon the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", net income (in thousands) and net income per share would have been reduced to pro forma amounts as follows:

                                              2005                  2004                 2003
                                              ----                  ----                 ----
                                         As         Pro       As         Pro         As        Pro
                                       Reported    Forma    Reported    Forma     Reported    Forma
                                       --------   -------   --------   -------    --------   -------
Net Income                             $ 26,307   $22,546   $ 22,851   $18,768    $ 20,059   $16,439
Net Income per share-Basic             $   1.06   $  0.91   $   0.95   $  0.78    $   0.84   $  0.69
Net Income per share-Diluted           $   1.03   $  0.88   $   0.92   $  0.75    $   0.82   $  0.67

The weighted-average fair value of each option grant estimated on the date of grant using the Black-Scholes option-pricing model is $7.10, $5.89 and $4.86 per share in fiscal 2005, 2004 and 2003, respectively. The following weighted-average assumptions were used for grants in 2005, 2004 and 2003: dividend yield of 0.99% for fiscal 2005, 0.87% for fiscal 2004 and 0.62% for fiscal 2003; expected volatility of 48% for fiscal 2005, 52% for fiscal 2004 and 46% for fiscal 2003; risk-free interest rates of 4.26% for fiscal 2005, 3.04% for fiscal 2004 and 5.23% for fiscal 2003 and expected lives of three to seven years for fiscal 2005, four to seven years for fiscal 2004, and seven years for fiscal 2003.

Stockholders' Equity

Under a series of share repurchase authorizations approved by the Board of Directors, the Company has maintained a discretionary buy-back program throughout fiscal 2005. There were no shares repurchased under the repurchase program during fiscal 2005 and fiscal 2004. As of January 31, 2005, the Company had authorization to repurchase shares up to $4.5 million against an aggregate authorization of $30.0 million.

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 151, "Inventory Costs", an amendment of ARB No. 43, Chapter 4 ("SFAS No. 151"). The amendments made by SFAS No. 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, and is not expected to have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment", which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123(R)"). SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Public entities are required to apply SFAS No. 123(R) as of the first annual reporting period that begins after June 15, 2005.

The Company continued to use the intrinsic value based method of accounting for share-based payments. The Company uses the Black-Scholes formula to estimate the value of stock options granted to employees. SFAS No. 123(R) requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company is currently assessing the impact of this pronouncement on its consolidated statement of operations and its consolidated statement of cash flows.

Also in December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets -- An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS No. 153"). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions", and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company's current financial position or results of operations.

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

In accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations", ("SFAS No. 141"), the Company allocated the purchase price to the tangible assets, intangible assets, and liabilities acquired based on their estimated fair values. The fair value assigned to tangible and intangible assets acquired was based on an independent appraisal. The fair value of assets acquired and liabilities assumed exceeds the purchase price. That excess has been allocated as a pro rata reduction of the amounts that otherwise would have been assigned to all of the acquired assets except for certain specific types of assets as set forth in SFAS No. 141. The pro forma adjustments were based upon an independent assessment of appraised values. The assessment is complete. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), goodwill and purchased intangibles with indefinite lives are not amortized but will be reviewed annually for impairment. Purchased intangibles with finite lives are amortized on a straight-line basis over their respective estimated useful lives.

In accordance with Emerging Issues Task Force No. 95-3 ("EITF 95-3"), "Recognition of Liabilities in Connection with a Purchase Business Combination", the Company recognized costs associated with exiting an activity of an acquired company and involuntary termination of employees of an acquired company as liabilities assumed in a purchase business combination and included the liabilities in the allocation of the acquisition cost. The liability recognized in connection with the acquisition of Ebel was comprised of approximately $2.4 million for employee severance, $0.2 million for lease terminations, $1.7 million for exit costs related to certain promotional and purchase contracts and $0.4 million of other liabilities. For the year ended January 31, 2005, payments against employee severance, lease terminations, exit costs and other liabilities amounted to $1.2 million, $0.2 million, $1.1 million and $0.4 million, respectively. There were no further adjustments related to the abovementioned accruals during the fiscal year ended January 31, 2005.

As part of the acquisition, the Company recorded deferred tax assets resulting from Ebel's net operating loss carryforwards amounting to approximately 165.0 million Swiss francs. The Company established a full valuation allowance on the deferred tax assets. The total purchase price has been allocated as follows (in thousands):

Cash                                                  $  1,340
Accounts receivable                                     16,369
Property, plant and equipment                            4,556
Inventories                                             35,834
Intangible assets                                        9,129
Other current assets                                     4,401
                                                      --------

       Total assets acquired                            71,629

Current liabilities                                     16,149
Short-term commitments and contingencies                 5,269
Mortgage payable                                         5,185
                                                      --------

Total purchase price                                  $ 45,026
                                                      ========

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

The fair value of intangible assets was primarily based on the income approach and cost approach. The discount rates used were 16% for customer lists and 21% for trade names. These discount rates were determined after consideration of the industry's cost of capital which is equal to the weighted-average, after-tax cost of equity and debt. The identifiable intangible assets purchased in the Ebel acquisition consisted of the following (in thousands):

                                                       Gross            Useful
Identifiable Intangible Assets - Acquired              Value             Life
                                                      --------        ----------
Trade names                                           $  8,343        Indefinite
Customer list                                              786          5 years
                                                      --------
Total                                                 $  9,129
                                                      ========

Subsequent to the acquisition, the Company utilized a portion of the deferred tax assets relative to the net operating losses, and also reassessed the full valuation allowance initially set up on the deferred tax assets. As required by SFAS No. 109, the recognition of any tax benefits were applied to reduce the carrying value of acquired intangible assets. The trade name and customer list have thus been reduced by $2.6 million and $0.2 million, respectively, due to current year utilization of net operating losses, and the trade name and customer list have also been reduced an additional $1.9 million and $0.1 million, respectively, due to the reassessment of the valuation allowances initially set up on the deferred tax assets.

The carrying amounts of the acquired intangible assets, at January 31, 2005, were as follows (in thousands):

                                                        Gross
Identifiable Intangible Assets - Carrying Value         Value
                                                      ----------
Trade names                                           $    4,215
Customer list                                                334
                                                      ----------
Total                                                 $    4,549
                                                      ==========

Amortization expense for the next four years for the acquired intangibles with finite lives is expected to be as follows (in thousands):

                                                       Estimated
                                                      Amortization
For the Fiscal Year Ended January 31,                   Expense
                                                      ------------
2006                                                  $         84
2007                                                            84
2008                                                            84
2009                                                            82
                                                      ------------
                                                      $        334
                                                      ============

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company and Ebel, on a pro forma basis, as though the acquisition had been completed as of the beginning of each period presented. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of each period presented. The unaudited pro forma condensed combined statements of income for the year ended January 31, 2005 combines the historical results for the Company for the year ended January 31, 2005 and the historical results for Ebel for the period preceding the acquisition of February 1 through February 29, 2004. The unaudited pro forma condensed combined statements of income for the year ended January 31, 2004 combines the historical results for the Company for the year ended January 31, 2004, and the historical results for Ebel for the year ended January 31, 2004. The following amounts are in thousands, except per share amounts:

                                           Fiscal Year Ended January 31,
                                           -----------------------------
                                              2005               2004
                                           ----------         ----------
Revenues                                   $  420,335         $  398,826
Net income                                 $   24,302         $   10,828
Basic income per share                     $     0.98         $     0.45
Diluted income per share                   $     0.95         $     0.44

NOTE 3 - INVENTORIES

Inventories at January 31, consisted of the following (in thousands):

                                              2005             2004
                                            --------         --------
Finished goods                              $123,519         $ 78,490
Component parts                              114,157           43,335
Work-in-process                                4,661            2,261
                                            --------         --------
                                             242,337          124,086

Less: inventories reserve                    (54,447)          (2,408)
                                            --------         --------
                                            $187,890         $121,678
                                            ========         ========

The increase in all inventory categories, including the inventory reserve, includes the acquired net assets of Ebel. As of January 31, 2005, the Ebel inventory was $93.8 million with reserves of $52.4 million.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at January 31, at cost, consisted of the following (in thousands):

                                              2005             2004
                                            --------         --------
Land and buildings                          $  6,543         $  2,464
Furniture and equipment                       44,036           34,770
Computer software                             29,169           26,333
Leasehold improvements                        32,288           25,405
                                            --------         --------
                                             112,036           88,972
Less: accumulated depreciation               (61,753)         (46,860)
                                            --------         --------
                                            $ 50,283         $ 42,112
                                            ========         ========

Depreciation and amortization expense for fiscal 2005, 2004 and 2003 was $12.6 million, $10.0 million and $8.4 million, respectively, which includes computer software amortization expense for fiscal 2005, 2004 and 2003 of $4.0 million, $2.9 million and $3.0 million, respectively.

NOTE 5 - BANK CREDIT ARRANGEMENTS AND LINES OF CREDIT

The Company's revolving credit facility with its domestic bank group was amended in June 2003 to provide for a three year $75.0 million unsecured revolving line of credit. The line of credit expires on June 17, 2006. In addition, certain members within the bank group provided for $15.0 million of uncommitted working capital lines of credit at January 31, 2005 and 2004, respectively. As of January 31, 2004, one bank in the domestic bank group issued five irrevocable standby letters of credit for retail and operating facility leases to various landlords and Canadian payroll to the Royal Bank of Canada totaling $0.6 million with expiry dates through May 15, 2006. The Company pays a facility fee on the unused portion of the credit facility. The agreement also contains certain financial covenants including an interest coverage ratio, and certain restrictions that limit the Company on the sale, transfer or distribution of corporate assets, including dividends, and limit the amount of debt outstanding. The Company was in compliance with these restrictions and covenants at January 31, 2005 and 2004. The domestic unused line of credit was $90.0 million at January 31, 2005 and 2004.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. Available credit under these lines totaled 8.0 million and 8.8 million Swiss francs at January 31, 2005 and 2004, respectively, with dollar equivalents of approximately $6.7 million and $7.0 million, respectively, of which a maximum of $5.0 million can be drawn. As of January 31, 2005, the Swiss bank has guaranteed the Company's Swiss subsidiary's obligations to certain Swiss third parties in the amount of approximately $2.8 million in various foreign currencies. There are no restrictions on transfers in the form of dividends, loans or advances to the Company by its foreign subsidiaries.

There were no outstanding borrowings against the Company's aggregate demand lines of credit at January 31, 2005 and January 31, 2004, respectively. Aggregate maximum and average monthly outstanding borrowings against the Company's lines of credit and related weighted-average interest rates during fiscal 2005 and 2004 were as follows (dollars in thousands):

                                    Fiscal Year Ended January 31,
                                    -----------------------------
                                       2005              2004
                                    -----------     -------------
Maximum borrowings                  $   37,925      $      31,000
Average monthly borrowings          $   21,711      $      15,532
Weighted-average interest rate             2.3%               2.1%

Weighted-average interest rates were computed based on average month-end outstanding borrowings and applicable average month-end interest rates.

NOTE 6 - LONG-TERM DEBT

The components of long-term debt as of January 31, were as follows (in thousands):

                               2005       2004
                              -------    -------
Senior Notes                  $     -    $10,000
Series A Senior Notes          25,000     25,000
Series A-2004 Senior Notes     20,000          -
                              -------    -------
                               45,000     35,000
Less: current portion               -     10,000
                              -------    -------
Long-term debt                $45,000    $25,000
                              =======    =======

At January 31, 2005, the Company paid off its Senior Notes due January 31, 2005, which were originally issued in a private placement completed in fiscal 1994. These notes had required annual principal payments of $5.0 million since January 1998 and bore interest of 6.56% per annum. The Company repaid $10.0 million of the final principal due in fiscal 2005. The Company did not repay any principal in fiscal 2004 due to the timing of when principal payment was due. At January 31, 2005, no principal of these notes remained outstanding.

The Series A Senior Notes ("Series A Senior Notes") were issued on December 1, 1998 under a Note Purchase and Private Shelf Agreement and bear interest at 6.90% per annum. Interest is payable semiannually on April 30 and October 30. These notes mature on October 30, 2010 and are subject to annual payments of $5.0 million commencing on October 31, 2006. At January 31, 2005, $25.0 million was issued and outstanding.

As of March 21, 2004, the Company amended its Note Purchase and Private Shelf Agreement, originally dated March 21, 2001, to expire on March 21, 2007. This agreement allows for the issuance, for up to three years after the date thereof, of senior promissory notes in the aggregate principal amount of up to $40.0 million with maturities up to 12 years from their original date of issuance. On October 8, 2004, the Company issued, pursuant to the Note Purchase Agreement, 4.79% Senior Series A-2004 Notes due 2011 (the "Senior Notes"), in an aggregate principal amount of $20.0 million, which will mature on October 8, 2011 and are subject to annual repayments of $5.0 million commencing on October 8, 2008. Proceeds of the Senior Notes will be used by the Company for capital expenditures, repayment of certain of its debt obligations and general corporate purposes. As of January 31, 2005, $20.0 million was issued and outstanding.

The agreements governing the Senior Notes and Series A Senior Notes contain certain restrictions and covenants which generally require the maintenance of a minimum net worth, limit the amount of additional secured debt the Company can incur and limit the sale, transfer or distribution of corporate assets, including dividends. The Company was in compliance with these restrictions and covenants at January 31, 2005 and 2004.

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS

The Company follows the provisions of SFAS No. 133 requiring that all derivative financial instruments be recorded on the balance sheet at fair value.

As of January 31, 2005, the balance of deferred net gains on derivative financial instruments documented as cash flow hedges included in accumulated other comprehensive income ("AOCI") was $2.0 million, net of tax of $1.2 million, compared to $1.6 million in net gains at January 31, 2004, net of tax of $1.0 million and $4.5 million in net gains at January 31, 2003, net of tax of $2.9 million. The Company estimates that a substantial portion of the deferred net gains at January 31, 2005 will be realized into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The primary underlying transaction which will cause the amount in AOCI to affect cost of goods sold consists of the Company's sell through of inventory purchased predominantly in Swiss francs. The maximum length of time the Company is hedging its exposure to the fluctuation in future cash flows for forecasted transactions is 24 months. For the years ended January 31, 2005, 2004 and 2003, the Company reclassified net gains from AOCI to earnings of approximately $1.4 million, net of tax of $0.9 million, $3.2 million, net of tax of $2.0 million, and $1.7 million, net of tax of $1.0 million, respectively.

During fiscal 2005, 2004 and 2003, the Company recorded no charge related to its assessment of the effectiveness of its derivative hedge portfolio. The hedge relationship is perfectly effective and therefore no hedge ineffectiveness was recorded. Changes in the contracts' fair value due to spot-forward differences are excluded from the designated hedge relationship. These amounts were not significant for the years ended January 31, 2005, 2004 and 2003. The Company records these transactions in the cost of sales of the consolidated statements of income.

The balance of the net loss included in the cumulative foreign currency translation adjustment associated with derivatives documented as net investment hedges was $1.5 million, net of a tax benefit of $0.9 million as of January 31, 2005, a net loss of $1.0 million, net of a tax benefit of $0.6 million, as of January 31, 2004 and a net loss of $0.3 million, net of a tax benefit of $0.2 million as of January 31, 2003. Under SFAS No. 133, changes in fair value of these instruments are recognized in currency translation adjustment, a component of AOCI, to offset the change in the value of the net investment being hedged.

The following presents fair value and maturities of the Company's foreign currency derivatives outstanding as of January 31, 2005 (in millions):

                                      Fair Value     Maturities
                                      ----------     ----------
Forward exchange
contracts                                $0.8         2005-2006

Purchased foreign currency
options                                   1.9         2005-2006
                                         ----
                                         $2.7
                                         ====

The Company estimates the fair value of its foreign currency derivatives based on quoted market prices or pricing models using current market rates. These derivative financial instruments are currently reflected in other assets or current liabilities.

NOTE 8 - FAIR VALUE OF OTHER FINANCIAL INSTRUMENTS

The fair value of the Company's 4.79% Senior Notes and 6.90% Series A Senior Notes approximate 99% and 107% of the carrying value of the notes, respectively, as of January 31, 2005. The fair value was calculated based upon the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or upon estimated prices based on current yields for debt issues of similar quality and terms.

NOTE 9 - INCOME TAXES

The provision for income taxes for the fiscal years ended January 31, 2005, 2004 and 2003 consists of the following components (in thousands):

                                 2005         2004         2003
                               --------     --------     --------
Current:
       U.S. Federal            $  3,980     $  4,346     $  3,454
       U.S. State and Local         810         (126)         134
       Non-U.S.                   5,254        1,282          445
                               --------     --------     --------
                                 10,044        5,502        4,033
                               --------     --------     --------
Noncurrent:
       U.S. Federal                   -            -            -
       U.S. State and Local           -            -            -
       Non-U.S.                       -        2,186        3,165
                               --------     --------     --------
                                      -        2,186        3,165
                               --------     --------     --------
Deferred:
       U.S. Federal              (2,533)        (351)         775
       U.S. State and Local        (242)          60          (65)
       Non-U.S.                    (486)       1,489         (107)
                               --------     --------     --------
                                 (3,261)       1,198          603
                               --------     --------     --------
Provision for income taxes     $  6,783     $  8,886     $  7,801
                               ========     ========     ========

Significant components of the Company's deferred income tax assets and liabilities for the fiscal year ended January 31, 2005 and 2004 consist of the following (in thousands):

                                          2005 Deferred Taxes         2004 Deferred Taxes
                                       ------------------------      ----------------------
                                         Assets     Liabilities      Assets     Liabilities
                                       ----------   -----------      -------    -----------
Operating loss carryforwards           $   32,120   $         -      $   896    $         -
Inventory reserve                           3,103         4,762        1,633          4,843
Receivable allowance                        2,960         1,559        2,840            900
Deferred compensation                       4,627             -        3,941              -
FAS 133                                         -           323            -            471
Depreciation/amortization                   2,247           267            -            544
Other                                       3,134           367        1,913          1,218
                                       ----------   -----------      -------    -----------
                                           48,191         7,278       11,223          7,976
Valuation allowance                       (33,393)            -         (795)             -
                                       ----------   -----------      -------    -----------
Total                                  $   14,798   $     7,278      $10,428    $     7,976
                                       ==========   ===========      =======    ===========

As of January 31, 2005, the Company had foreign net operating loss carryforwards of approximately $140.5 million, which are available to offset taxable income in future years. The majority of the carryforward tax losses ($132.1 million) were incurred in Switzerland in the Ebel business prior to the Company's acquisition of the Ebel business on March 1, 2004. Effective March 1, 2004, Ebel S.A. was merged into another wholly-owned Swiss subsidiary, and a Swiss tax ruling was obtained that allows the Ebel tax losses to offset taxable income in the surviving entity. As part of purchase accounting, the Company recorded net deferred tax assets for the Swiss tax losses and for the temporary differences between the Swiss tax basis and the assigned values of the net Ebel assets. The Company has established a partial valuation allowance on the deferred tax assets as a result of an evaluation of expected utilization of such tax benefits within the expiry of the tax losses. The recognition of the tax benefit has been applied to reduce the carrying value of acquired intangible assets to $4.6 million; subsequent recognition of deferred tax assets, if any, will be applied to reduce the carrying value of the intangible assets to zero prior to being recognized as a reduction of income tax expense. The Company recognized cash tax savings of $2.8 million on the utilization of the Swiss tax losses during the year. The remaining tax losses ($8.4 million) are related to the Company's former operations in Germany, and its current operations in Germany, Japan, and the United Kingdom. A full valuation allowance has been established on the deferred tax assets resulting from these losses due to the Company's assessment that the deferred tax assets will not likely be utilized.

Management will continue to evaluate the appropriate level of allowance on all deferred tax assets, considering such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.

The Company estimates its effective income tax rate periodically, considering all known factors and the estimated effects of future events or tax planning strategies that can cause the rate to vary from the statutory rate. Estimating the outcome of future events is inherently uncertain and final resolution of those events can cause the effective rate to vary significantly. During the year, the effective tax rate was reduced to 20.5% principally as a result of adjustments in the fourth quarter relating to refunds from a retroactive Swiss tax ruling, a favorable U.S. tax accrual adjustment, and the recording of the tax benefit of an asset impairment in the U.S.

The provision for income taxes differs from the amount determined by applying the U.S. federal statutory rate as follows (in thousands):

                                                                  Fiscal Year Ended January 31,
                                                                ---------------------------------
                                                                  2005         2004        2003
                                                                --------     --------     -------
Provision for income taxes at the U.S. statutory rate           $ 11,582     $ 11,108     $ 9,751

Lower effective foreign income tax rate                           (5,137)      (5,487)     (4,110)

Change in valuation allowance                                        101          (13)        (12)

Tax provided on repatriated earnings of foreign
subsidiaries                                                           -        3,133       1,856

State and local taxes, net of federal benefit                        250          (43)         44

Other, net                                                           (13)         188         272
                                                                --------     --------     -------
Total                                                           $  6,783     $  8,886     $ 7,801
                                                                ========     ========     =======

No provision has been made for federal income or withholding taxes which may be payable on the remittance of the undistributed retained earnings of foreign subsidiaries approximating $224.3 million at January 31, 2005, as those earnings are considered reinvested for an indefinite period. As a result of various tax planning strategies available to the Company, it is not practical to estimate the amount of tax, if any, that may be payable on the eventual distribution of such earnings.

The Company has not changed its position with respect to the indefinite reinvestment of foreign earnings to take into account the possible election of the repatriation provisions contained in the American Jobs Creation Act of 2004. The American Jobs Creation Act of 2004 (the "Act"), as enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% U.S. federal tax rate on any repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by the Company's Chief Executive Officer and approved by the Company's Board of Directors. Certain other criteria in the Act must be satisfied as well. The maximum amount of the Company's foreign earnings that may qualify for the temporary deduction under the Act is approximately $183.0 million.

The Company is in the process of evaluating whether foreign earnings will be repatriated under the repatriation provisions of the Act, and if so, the amount that will be repatriated. The Company will be considering repatriating any amount up to the maximum. The Company is awaiting the issuance of further regulatory guidance and passage of statutory technical corrections with respect to certain provisions in the Act prior to determining the amounts that may be repatriated. As a result, the Company expects to determine the amounts and sources of foreign earnings to be repatriated, if any, prior to the close of the fiscal year ending January 31, 2006. At this time, the income tax expense impact of a qualifying repatriation, if the Company should choose to make one, cannot be reasonably estimated.

NOTE 10 - OTHER ASSETS

In fiscal 1996, the Company entered into an agreement with a trust which owned an insurance policy issued on the lives of the Company's Chairman and his spouse. Under this agreement, the trust assigned the insurance policy to the Company as collateral to secure repayment by the trust of interest-free loans made by the

Company to the trust in amounts equal to the premiums on said insurance policy (approximately $0.7 million per annum). The agreement required the trust to repay the loans from the proceeds of the policy. At January 31, 2003, the Company had outstanding loans from the trust of $5.2 million. On April 4, 2003, the agreement was amended and restated to transfer the policy from the trust to the Company in partial repayment of the loan balance. The Company is the beneficiary of the policy insofar as upon the death of the Company's Chairman and his spouse, the proceeds of the policy would first be distributed to the Company to repay the premiums paid by the Company with the remaining proceeds distributed to the trust. As of January 31, 2005, the total premiums paid amounted to $6.8 million and the cash surrender value of the policy was $6.7 million.

NOTE 11 - LEASES, COMMITMENTS AND CONTINGENCIES

The Company leases office, distribution, retail and manufacturing facilities, and office equipment under operating leases, which expire at various dates through January 2015. Certain leases include renewal options and the payment of real estate taxes and other occupancy costs. Some leases also contain rent escalation clauses (step rents) that require additional rent amounts in the later years of the term. Rent expense for leases with step rents is recognized on a straight-line basis over the minimum lease term. Likewise, capital funding and other lease concessions that are occasionally provided to the Company, are recorded as deferred rent and amortized on a straight-line basis over the minimum lease term as adjustments to rent expense. Rent expense for equipment and distribution, factory and office facilities under operating leases was approximately $12.6 million, $9.7 million and $8.9 million in fiscal 2005, 2004 and 2003, respectively. Minimum annual rentals at January 31, 2005 under noncancelable operating leases, which do not include escalations that will be based on increases in real estate taxes and operating costs, are as follows (in thousands):

Fiscal Year Ended January 31,
----------------------------
   2006             $12,186
   2007              11,613
   2008               9,831
   2009               8,944
   2010               8,666
Thereafter           29,357
                    -------
                    $80,597
                    =======

Due to the nature of its business as a luxury consumer goods distributor, the Company is exposed to various commercial losses. The Company believes it is adequately insured against such losses.

NOTE 12 - EMPLOYEE BENEFIT PLANS

The Company maintains an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. Company contributions and expenses of administering the Employee Savings Plan amounted to $0.6 million, $0.6 million and $0.7 million in fiscal 2005, 2004 and 2003, respectively.

Effective June 1, 1995, the Company adopted a defined contribution supplemental executive retirement plan ("SERP"). The SERP provides eligible executives with supplemental pension benefits in addition to amounts received under the Company's other retirement plan. The Company makes a matching contribution which vests equally over five years. During fiscal 2005, 2004 and 2003, the Company recorded an expense related to the SERP of approximately $0.6 million, $0.5 million and $0.5 million, respectively.

During fiscal 1999, the Company adopted a Stock Bonus Plan for all employees not in the SERP. Under the terms of this Stock Bonus Plan, the Company contributes a discretionary amount to the trust established under the plan. Each plan participant vests after five years in 100% of their respective prorata portion of such contribution. For fiscal 2005, 2004 and 2003, the Company recorded an expense of $0.3 million, $0.3 million and $0.2 million, respectively, related to this plan.

On September 23, 1994, the Company entered into a Death and Disability Benefit Plan agreement with the Company's Chairman. Under the terms of the agreement, in the event of the Chairman's death or disability, the Company is required to make an annual benefit payment of approximately $0.3 million to his spouse for the lesser of ten years or her remaining lifetime. Neither the agreement nor the benefits payable thereunder are assignable and no benefits are payable to the estates or heirs of the Chairman or his spouse. Results of operations include an actuarially determined charge related to this plan of approximately $0.2 million, $0.2 million and $0.1 million in fiscal years 2005, 2004 and 2003, respectively.

Effective concurrently with the consummation of the Company's public offering in the fourth quarter of fiscal 1994, the Board of Directors and the shareholders of the Company approved the adoption of the Movado Group, Inc. 1993 Employee Stock Option Plan (the "Employee Stock Option Plan") for the benefit of certain officers, directors and key employees of the Company. The Employee Stock Option Plan was amended in fiscal 1997 and restated as the Movado Group, Inc. 1996 Stock Incentive Plan (the "Plan"). Under the Plan, as amended and restated as of April 8, 2004, the Compensation Committee of the Board of Directors, which is comprised of the Company's five outside directors, has the authority to grant incentive stock options and nonqualified stock options, to purchase, as well as stock appreciation rights and stock awards, up to 9,000,000 shares of Common Stock. Options granted to participants under the Plan generally become exercisable in equal installments over three or five years and remain exercisable until the tenth anniversary of the date of grant. The option price may not be less than the fair market value of the stock at the time the options are granted.

Transactions in stock options under the Plan since fiscal 2002 are summarized as follows:

                                       Weighted-
                     Outstanding       Average
                       Options      Exercise Price
                     -----------    --------------
January 31, 2002       4,353,344        $ 8.24
Options granted          648,900        $10.05
Options exercised       (355,496)       $ 4.54
Options forfeited       (107,228)       $ 9.39
                     -----------        ------
January 31, 2003       4,539,520        $ 8.76
Options granted          978,144        $12.03
Options exercised     (1,639,710)       $ 8.74
Options forfeited       (153,976)       $ 5.86
                     -----------        ------
January 31, 2004       3,723,978        $ 8.71
Options granted          784,203        $16.44
Options exercised       (821,957)       $ 9.04
Options forfeited        (65,190)       $ 9.33
                     -----------        ------
January 31, 2005       3,621,034        $11.66
                     ===========        ======

Options exercisable at January 31, 2005, 2004 and 2003 were 2,888,888, 2,445,912 and 2,191,594, respectively.

The following table summarizes outstanding and exercisable stock options as of January 31, 2005:

                                     Weighted-
                                      Average       Weighted-                     Weighted-
                                     Remaining       Average                       Average
    Range of           Number       Contractual     Exercise        Number        Exercise
 Exercise Prices     Outstanding    Life (Years)      Price       Exercisable       Price
-----------------    -----------    ------------    ---------     -----------     ---------
$ 3.12  -  $ 6.23        536,616        2.2         $    4.67         475,596     $    4.73
$ 6.23  -  $ 9.35        417,038        4.0         $    6.99         387,806     $    6.96
$ 9.35  -  $12.46        877,490        5.1         $   10.69         768,795     $   10.82
$12.46  -  $15.58      1,335,643        6.2         $   14.40         944,944     $   14.61
$15.58  -  $18.69        454,247        7.1         $   18.01         311,747     $   18.39

                       3,621,034        5.1         $   11.66       2,888,888     $   11.35

NOTE 13 - TOTAL COMPREHENSIVE INCOME

The components of comprehensive income for the twelve months ended January 31, 2005, 2004 and 2003 are as follows (in thousands):

                                              2005          2004         2003
                                            ---------     --------     --------
Net income                                  $  26,307     $ 22,851     $ 20,059

Net unrealized gain (loss) on
    investments, net of tax                        39          139          (82)
Net change in effective portion of
    hedging contracts, net tax                    366       (3,434)       4,584
Foreign currency translation adjustment        13,829       18,382       38,170
                                            ---------     --------     --------
Total comprehensive income                  $  40,541     $ 37,938     $ 62,731
                                            =========     ========     ========

NOTE 14 - SEGMENT INFORMATION

The Company conducts its business primarily in two operating segments: Wholesale and Retail. The Company's Wholesale segment includes the designing, manufacturing and distribution of quality watches, in addition to revenue generated from after sales service activities and shipping. The Retail segment includes the Movado Boutiques and outlet stores.

The Company divides its business into two major geographic segments: Domestic, which includes the results of the Company's North American, Caribbean and Tommy Hilfiger South American operations, and International, which includes the results of all other Company operations. The Company's International operations are principally conducted in Europe, the Middle East and Asia. The Company's International assets are substantially located in Switzerland.

Operating Segment Data as of and for the Fiscal Year Ended January 31, (in thousands):

                                Net Sales                     Operating Income (1)
                     -------------------------------    --------------------------------
                       2005       2004        2003        2005        2004        2003
                     --------   --------    --------    --------    --------    --------
Wholesale            $345,028   $269,341    $246,195    $ 33,445    $ 34,930    $ 29,544
Retail                 73,938     60,873      53,882       1,631        (149)      2,232
                     --------   --------    --------    --------    --------    --------
Consolidated total   $418,966   $330,214    $300,077    $ 35,076    $ 34,781    $ 31,776
                     ========   ========    ========    ========    ========    ========

                               Total Assets                   Capital Expenditures
                     -------------------------------    --------------------------------
                       2005       2004        2003        2005        2004        2003
                     --------   --------    --------    --------    --------    --------
Wholesale            $415,739   $340,257    $306,841    $  6,785    $  2,958    $  4,383
Retail                 61,211     50,710      38,313       8,162       7,872       2,142
                     --------   --------    --------    --------    --------    --------
Consolidated total   $476,950   $390,967    $345,154    $ 14,947    $ 10,830    $  6,525
                     ========   ========    ========    ========    ========    ========

                      Depreciation and Amortization
                     -------------------------------
                       2005       2004        2003
                     --------   --------    --------
Wholesale            $  8,909   $  7,500    $  6,517
Retail                  3,694      2,473       1,852
                     --------   --------    --------
Consolidated total   $ 12,603   $  9,973    $  8,369
                     ========   ========    ========

(1) Fiscal 2005 Retail Operating Income includes a non-cash impairment charge of $2.0 million recorded in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144").

Geographic Segment Data as of and for the Fiscal Year Ended January 31, (in thousands):

                              Net Sales (2)                    Long-Lived Assets
                     -------------------------------    --------------------------------
                       2005       2004        2003        2005        2004        2003
                     --------   --------    --------    --------    --------    --------
Domestic             $330,269   $285,739    $261,701    $ 35,010    $ 30,216    $ 26,530
International          88,697     44,475      38,376      15,273      11,896      13,409
                     --------   --------    --------    --------    --------    --------
Consolidated total   $418,966   $330,214    $300,077    $ 50,283    $ 42,112    $ 39,939
                     ========   ========    ========    ========    ========    ========

                             Operating Income
                     -------------------------------
                       2005       2004        2003
                     --------   --------    --------
Domestic             $  9,357   $  6,622    $  8,458
International          25,719     28,159      23,318
                     --------   --------    --------
Consolidated total   $ 35,076   $ 34,781    $ 31,776
                     ========   ========    ========

(2) The domestic and international net sales are net of intercompany sales of $272.1 million, $209.7 million and $182.5 million for the twelve months ended January 31, 2005, January 31, 2004 and January 31, 2003, respectively.

NOTE 15 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents unaudited selected interim operating results of the Company for fiscal 2005 and 2004 (in thousands, except per share amounts):

                                     Quarter Ended
                        ------------------------------------------
                          1st        2nd        3rd         4th
                        -------    -------    --------    --------
Fiscal 2005
   Net sales            $74,187    $97,788    $127,023    $119,968
   Gross profit         $43,385    $57,978    $ 77,141    $ 71,644
   Net income           $   736    $ 7,057    $ 11,334    $  7,180

Net income per share:
       Basic            $  0.03    $  0.29    $   0.46    $   0.29
       Diluted          $  0.03    $  0.28    $   0.44    $   0.28

Fiscal 2004
    Net sales           $60,170    $76,545    $100,767    $ 92,732
    Gross profit        $36,440    $47,239    $ 61,339    $ 55,288
    Net income          $   856    $ 5,751    $ 10,074    $  6,170

Net income per share:
       Basic            $  0.04    $  0.24    $   0.42    $   0.25
       Diluted          $  0.03    $  0.23    $   0.40    $   0.24

As each quarter is calculated as a discrete period, the sum of the four quarters may not equal the calculated full year amount. This is in accordance with prescribed reporting requirements.

NOTE 16 - SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows (in thousands):

                                  Fiscal Year Ended January 31,
                                   2005       2004        2003
                                  -------   -------     -------
Cash paid during the year for:
       Interest                   $ 2,950   $ 2,369     $ 3,559
       Income taxes               $ 7,434   $ 5,864     $ 6,583

NOTE 17 - STOCK DIVIDEND

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

NOTE 18 - LITIGATION SETTLEMENT

On July 28, 2004, a settlement was reached in a lawsuit the Company filed against Swiss Army Brands, Inc. and two individuals in November 2001. In the lawsuit, the Company alleged that Swiss Army Brands and the other defendants tortiously interfered with its business by soliciting a number of the Company's sales employees. As a result of the settlement, the Company recorded a pre-tax gain of $1.4 million. This consisted of a gross settlement of $1.9 million partially offset by direct costs related to the litigation of $0.5 million.

NOTE 19 - HUGO BOSS LICENSE AGREEMENT

On December 15, 2004, the Company entered into a License Agreement with Hugo Boss Trademark Management GmbH & Co ("Hugo Boss"). The Company received a worldwide exclusive license to use the trademark "HUGO BOSS" and any other trademarks of Hugo Boss containing the names HUGO or BOSS, in connection with the production, promotion and sale of watches. The Company is permitted to assign its rights and sublicense the trademarks to its affiliates (although the Company will remain liable after such assignment or sublicense under the License Agreement). The term of the license is March 21, 2005 through December 31, 2013, with an optional five-year renewal period.

                                   Schedule II

                               MOVADO GROUP, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (in thousands)

                                       Balance at    Acquired    Provision
                                        Beginning      Ebel      Charged to      Currency        Net         Balance at
           Description                   of Year     Balance     Operations    Revaluation    Write-Offs    End of Year
           -----------                 ----------    --------    ----------    -----------    ----------    -----------
Year ended January 31, 2005:
  Allowance for doubtful accounts      $    6,659    $  2,192    $    2,072     $       68       ($4,161)   $     6,830

Year ended January 31, 2004:
  Allowance for doubtful accounts      $    5,235    $      -    $    2,290     $      106       ($  972)   $     6,659

Year ended January 31, 2003:
    Allowance for doubtful accounts    $    4,070    $      -    $    1,987     $       93       ($  915)   $     5,235

                                       Balance at    Acquired    Provision
                                        Beginning      Ebel      Charged to     Currency          Net       Balance at
                                         of Year     Balance     Operations    Revaluation    Write-Offs    End of Year
                                       ----------    --------    ----------    -----------    ----------    -----------
Year ended January 31, 2005:
  Inventory reserve                    $    2,408    $ 50,800    $    3,221         $3,464      ($ 5,446)   $    54,447

Year ended January 31, 2004:
  Inventory reserve                    $    4,323    $      -    $      993        ($  645)     ($ 2,263)   $     2,408

Year ended January 31, 2003:
  Inventory reserve                    $    8,151    $      -    $    1,829         $  848      ($ 6,505)   $     4,323

                                       Balance at     Provision/
                                       Beginning      (Benefit)       Currency                      Balance at
                                        of Year      to Operation    Revaluation    Adjustments     End of Year
                                       ----------    ------------    -----------    -----------     -----------
Year ended January 31, 2005:
  Deferred tax assets valuation (1)          $795            $101          $ 488        $32,009         $33,393

Year ended January 31, 2004:
  Deferred tax assets valuation              $950           ($13)         ($ 142)       $     -         $   795

Year ended January 31, 2003:
  Deferred tax assets valuation            $1,480           ($12)          $  86       ($   604)        $   950

(1) The detail of adjustments is as follows:

Ebel purchase accounting - NOL's                           $26,731
Ebel purchase accounting - other                             3,261
Current year losses                                          1,201
Other                                                          816
                                                           -------
                                                           $32,009
                                                           =======