Form 10-Q
period 2005-04-30
MOVADO GROUP INC
filed 2005-06-09
CIK 72573

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

                 For the Quarterly Period Ended April 30, 2005

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for that past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

     The number of shares outstanding of the registrant's common stock and class A common stock as of May 31, 2005 were 18,364,408 and 6,780,691, respectively.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               MOVADO GROUP, INC.

                     Index to Quarterly Report on Form 10-Q
                                 April 30, 2005

                                                                                                    Page
                                                                                                    ----
Part I    Financial Information (Unaudited)

          Item 1.     Consolidated Balance Sheets at April 30, 2005, January 31, 2005 and April
                      30, 2004                                                                        3

                      Consolidated Statements of Income for the three months ended April 30,
                      2005 and 2004                                                                   4

                      Consolidated Statements of Cash Flows for the three months ended April 30,
                      2005 and 2004                                                                   5

                      Notes to Consolidated Financial Statements                                      6

          Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
                      Operations                                                                     12

          Item 3.     Quantitative and Qualitative Disclosure about Market Risks                     18

          Item 4.     Controls and Procedures                                                        19

Part II   Other Information

          Item 1.     Legal Proceedings                                                              20

          Item 4.     Submission of Matters to a Vote of Security Holders                            20

          Item 6.     Exhibits                                                                       20

Signature                                                                                            21

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. Financial Statements

                               MOVADO GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                                   April 30,     January 31,   April 30,
                                                                      2005          2005          2004
                                                                   ----------    -----------   ----------
ASSETS

Current assets:
    Cash and cash equivalents                                      $   49,641    $   63,782    $   35,948
    Trade receivables, net                                             99,925       102,622        99,546
    Inventories, net                                                  204,896       187,890       176,001
    Other                                                              37,701        32,758        31,585
                                                                   ----------    ----------    ----------
       Total current assets                                           392,163       387,052       343,080

Property, plant and equipment, net                                     50,944        50,283        45,713
Other                                                                  37,139        39,615        36,149
                                                                   ----------    ----------    ----------
       Total assets                                                $  480,246    $  476,950    $  424,942
                                                                   ==========    ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Loans payable to banks                                         $   18,000    $        -    $   27,450
    Mortgage payable                                                        -             -         5,089
    Current portion of long-term debt                                       -             -         5,000
    Accounts payable                                                   35,289        38,488        26,281
    Accrued liabilities                                                35,830        39,618        42,041
    Deferred taxes                                                      5,131         5,250         5,798
                                                                   ----------    ----------    ----------
       Total current liabilities                                       94,250        83,356       111,659

Long-term debt                                                         45,000        45,000        25,000
Deferred and non-current income taxes                                  12,046        14,827        10,435
Other liabilities                                                      16,425        17,209        11,820
                                                                   ----------    ----------    ----------
       Total liabilities                                              167,721       160,392       158,914
                                                                   ----------    ----------    ----------

Commitments and contingencies (Note 9)

Shareholders' equity:
    Preferred Stock, $0.01 par value,
       5,000,000 shares authorized; no shares issued                        -             -             -
    Common Stock, $0.01 par value,
       100,000,000 shares authorized; 22,973,787, 22,580,459 and
       21,819,840 shares issued and outstanding, respectively             230           226           218
    Class A Common Stock, $0.01 par value,
       30,000,000 shares authorized; 6,782,040, 6,801,812 and
       6,801,812 shares issued and outstanding, respectively               68            68            68
    Capital in excess of par value                                    102,410       100,289        90,053
    Retained earnings                                                 214,695       214,953       192,356
    Accumulated other comprehensive income                             46,188        48,707        25,697
    Treasury Stock, 4,612,976, 4,433,553 and 4,086,724
        shares, respectively, at cost                                 (51,066)      (47,685)      (42,364)
                                                                   ----------    ----------    ----------
        Total shareholders' equity                                    312,525       316,558       266,028
                                                                   ----------    ----------    ----------
 Total liabilities and shareholders' equity                        $  480,246    $  476,950    $  424,942
                                                                   ==========    ==========    ==========

                 See Notes to Consolidated Financial Statements

                               MOVADO GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                       Three Months Ended April 30,
                                       ----------------------------
                                          2005              2004
                                       ----------        ----------
Net sales                              $   87,756        $   74,187
Cost of sales                              34,918            30,802
                                       ----------        ----------

Gross profit                               52,838            43,385
Selling, general and administrative        50,699            41,678
                                       ----------        ----------

Operating income                            2,139             1,707
Net interest expense                          809               725
                                       ----------        ----------

Income before income taxes                  1,330               982
Provision for income taxes                    333               246
                                       ----------        ----------

Net income                             $      997        $      736
                                       ==========        ==========

Earnings per share:
    Basic                              $     0.04        $     0.03
                                       ==========        ==========
    Diluted                            $     0.04        $     0.03
                                       ==========        ==========

Weighted average shares outstanding:
    Basic                                  25,051            24,536
                                       ==========        ==========
    Diluted                                26,020            25,508
                                       ==========        ==========

                 See Notes to Consolidated Financial Statements

                               MOVADO GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                       Three Months Ended April 30,
                                                                       ----------------------------
                                                                          2005              2004
                                                                       ----------        ----------
Cash flows from operating activities:
   Net income                                                          $      997        $      736
   Adjustments to reconcile net income to net cash used in operating activities:
      Depreciation and amortization                                         4,230             2,905
      Deferred income taxes                                                  (469)           (1,237)
      Provision for losses on accounts receivable                             300              (182)
      Provision for losses on inventory                                       (99)              393
   Changes in assets and liabilities:
      Trade receivables                                                     2,184             4,917
      Inventories                                                         (17,477)          (18,312)
      Other current assets                                                 (6,524)           (1,432)
      Accounts payable                                                     (3,078)            1,255
      Accrued liabilities                                                  (4,011)           (7,480)
      Current taxes payable                                                 1,318            (2,624)
      Other non-current assets                                              1,056              (674)
      Other non-current liabilities                                          (779)              731
                                                                       ----------        ----------
   Net cash used in operating activities                                  (22,352)          (21,004)
                                                                       ----------        ----------

Cash flows from investing activities:
   Capital expenditures                                                    (4,772)           (3,916)
   Acquisition of Ebel, net of cash acquired                                    -           (38,985)
   Trademarks                                                                 (85)              (19)
                                                                       ----------        ----------
   Net cash used in investing activities                                   (4,857)          (42,920)
                                                                       ----------        ----------

Cash flows from financing activities:
   Net proceeds from bank borrowings                                       18,000            22,410
   Stock options exercised and other changes                               (1,257)              336
   Dividends paid                                                          (1,255)             (981)
                                                                       ----------        ----------
   Net cash provided by financing activities                               15,488            21,765
                                                                       ----------        ----------

Effect of exchange rate changes on cash and cash equivalents               (2,420)           (3,976)
                                                                       ----------        ----------

Net decrease in cash and cash equivalents                                 (14,141)          (46,135)

Cash and cash equivalents at beginning of period                           63,782            82,083
                                                                       ----------        ----------

Cash and cash equivalents at end of period                             $   49,641        $   35,948
                                                                       ==========        ==========

                 See Notes to Consolidated Financial Statements

                               MOVADO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Movado Group, Inc. (the "Company") in a manner consistent with that used in the preparation of the consolidated financial statements included in the Company's fiscal 2005 Annual Report filed on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the periods presented. These consolidated financial statements should be read in conjunction with the aforementioned annual report. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

NOTE 1 - RECLASSIFICATION

Certain reclassifications were made to prior years' financial statement amounts and related note disclosures to conform to the fiscal 2006 presentation.

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

In accordance with Emerging Issues Task Force No. 95-3 ("EITF 95-3"), "Recognition of Liabilities in Connection with a Purchase Business Combination", the Company recognized costs associated with exiting an activity of an acquired company and involuntary termination of employees of an acquired company as liabilities assumed in a purchase business combination and included the liabilities in the allocation of the acquisition cost. The liability recognized in connection with the acquisition of Ebel was comprised of approximately $2.4 million for employee severance, $0.2 million for lease terminations, $1.7 million for exit costs related to certain promotional and purchase contracts and $0.4 million of other liabilities. As of April 30, 2005, payments against employee severance, lease terminations, exit costs and other liabilities amounted to $1.3 million, $0.2 million, $1.1 million and $0.4 million, respectively. There were no further adjustments related to the abovementioned accruals as of April 30, 2005.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company and Ebel, on a pro forma basis, as though the acquisition had been completed as of the beginning of the three month period ended April 30, 2004. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of the three month period ended April 30, 2004. The unaudited pro forma condensed combined statement of income for the three month period ended April 30, 2004 combines the historical results for the Company for the three month period ended April 30, 2004 and the historical results for Ebel for the period preceding the acquisition of February 1 through February 29, 2004.

The following amounts are in thousands, except per share amounts:


                                                  Three Months Ended
                                                    April 30, 2004
                                               ------------------------
Revenues                                              $  75,556
Net income                                           ($   1,339)
Basic income per share                               ($    0.05)
Diluted income per share                             ($    0.05)

NOTE 3 - STOCK OPTION PLAN

The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plan. No compensation cost has been recognized for any stock options granted under the Company's stock option plan because the quoted market price of the Common Stock at the grant date was not in excess of the amount an employee must pay to acquire the Common Stock. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") issued by the Financial Accounting Standards Board ("FASB"), prescribes a method to record compensation cost for stock-based employee compensation plans at fair value. The Company utilizes the Black-Scholes valuation model for determining the fair value of the stock-based compensation. Pro forma disclosures as if the Company had adopted the recognition requirements under SFAS 123 for the three months ended April 30, 2005 and 2004, respectively, are presented below.

                                                  Three Months Ended
                                                       April 30,
                                               ------------------------
(In thousands, except per share data)             2005          2004
                                               ----------    ----------
Net income as reported                         $      997     $     736
Fair value based compensation
    expense, net of taxes                            (838)       (1,554)
                                               ----------     ---------
Pro forma net income (loss)                    $      159    ($     818)
                                               ==========     =========

Basic earnings per share:
    As reported                                $     0.04     $    0.03
    Pro forma under SFAS 123                   $     0.01    ($    0.03)

Diluted earnings per share:
    As reported                                $     0.04     $    0.03
    Pro forma under SFAS 123                   $     0.01    ($    0.03)

NOTE 4 - COMPREHENSIVE LOSS

The components of comprehensive loss for the three months ended April 30, 2005 and 2004 are as follows (in thousands):

                                                   Three Months Ended
                                                        April 30,
                                                 -----------------------
                                                    2005         2004
                                                 ----------   ----------
Net income                                       $     997     $    736

Net unrealized gain on investments, net of tax          10           28
Net change in effective portion of hedging
   contracts, net of tax                              (337)      (2,000)
Foreign currency translation adjustment             (2,192)      (6,804)
                                                 ---------     --------
Total comprehensive loss                        ($   1,522)   ($  8,040)
                                                 =========     ========

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

Operating Segment Data for the Three Months Ended April 30, 2005 and 2004 (in thousands):

                             Net Sales             Operating Income
                     -----------------------   ------------------------
                        2005         2004         2005          2004
                     ----------   ----------   ----------    ----------
Wholesale            $   72,605   $   61,008   $    3,868    $    2,744
Retail                   15,151       13,179       (1,729)       (1,037)
                     ----------   ----------   ----------    ----------
Consolidated total   $   87,756   $   74,187   $    2,139    $    1,707
                     ==========   ==========   ==========    ==========

Geographic Segment Data for the Three Months Ended April 30, 2005 and 2004 (in thousands):

                             Net Sales             Operating Income
                     -----------------------   ------------------------
                        2005         2004         2005          2004
                     ----------   ----------   ----------    ----------
Domestic             $   68,072   $   59,086   ($   2,430)   $      124
International            19,684       15,101        4,569         1,583
                     ----------   ----------    ---------    ----------
Consolidated total   $   87,756   $   74,187    $   2,139    $    1,707
                     ==========   ==========    =========    ==========

Domestic and International net sales are net of intercompany sales of $46.0 million and $59.7 million for the three months ended April 30, 2005 and 2004, respectively.

                                  Total Assets
                     -------------------------------------
                     April 30,    January 31,   April 30,
                       2005          2005         2004
                     ----------   -----------   ----------
Domestic             $  169,401   $   167,516   $  127,910
International           310,845       309,434      297,032
                     ----------   -----------   ----------
Consolidated total   $  480,246   $   476,950   $  424,942
                     ==========   ===========   ==========

NOTE 6 - EXECUTIVE RETIREMENT PLAN

The Company has a number of employee benefit plans covering substantially all employees. Certain eligible executives of the Company have elected to defer a portion of their compensation on a pre-tax basis under a defined contribution, supplemental executive retirement plan (SERP) sponsored by the Company. The SERP was adopted effective June 1, 1995, and provides eligible executives with supplemental pension benefits in addition to amounts received under the Company's other retirement plans. The Company makes a matching contribution which vests over five years. For the quarter ended April 30, 2005 and 2004, the Company recorded an expense related to the SERP of approximately $0.2 million and $0.1 million, respectively.

NOTE 7 - INVENTORIES

Inventories consist of the following (in thousands):

                             April 30,     January 31,     April 30,
                               2005           2005           2004
                            -----------    -----------    -----------
Finished goods              $   135,826    $   123,519    $   122,939
Component parts                 118,758        114,157        101,890
Work-in-process                   4,661          4,661          5,158
                            -----------    -----------    -----------
                                259,245        242,337        229,987
Less: inventories reserve       (54,349)       (54,447)       (53,986)
                            -----------    -----------    -----------
                            $   204,896    $   187,890    $   176,001
                            ===========    ===========    ===========

NOTE 8 - EARNINGS PER SHARE

The Company presents net income per share on a basic and diluted basis. Basic earnings per share is computed using weighted-average shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of shares outstanding adjusted for dilutive common stock equivalents.

The weighted-average number of shares outstanding for basic earnings per share were 25,051,000 and 24,536,000 for the three months ended April 30, 2005 and 2004, respectively. For diluted earnings per share, these amounts were increased by 969,000 and 972,000 for the three months ended April 30, 2005 and 2004, respectively, due to potentially dilutive common stock equivalents issuable under the Company's stock option plans and restricted stock grants.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

At April 30, 2005, the Company had outstanding letters of credit totaling $0.7 million with expiration dates through May 31, 2006 compared to $0.6 million with expiration dates through June 30, 2004 as of April 30, 2004. One bank in the domestic bank group has issued irrevocable standby letters of credit for retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada.

As of April 30, 2005, the Swiss bank guaranteed the Swiss subsidiary's obligations to certain Swiss third parties in the amount of approximately $2.8 million in various foreign currencies compared to $1.2 million as of April 30, 2004.

The Company is involved from time to time in legal claims involving trademarks and intellectual property, licensing, employee relations and other matters incidental to our business. Although the outcome of such items cannot be determined with certainty, the Company's general counsel and management believe that the final outcome would not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 10 - AMERICAN JOBS CREATION ACT OF 2004

The American Jobs Creation Act of 2004 ("the Act"), as enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% U.S. federal tax rate on any repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by the Company's Chief Executive Officer and approved by the Company's Board of Directors. Certain other criteria in the Act, applicable Treasury Regulations and guidance published (or that may subsequently be published) by the Internal Revenue Service or Treasury Department, must be satisfied as well.

The Company is in the process of evaluating whether it will repatriate any foreign earnings under the repatriation provisions of the Act and, if so, the amount that it will repatriate. The range of reasonably possible amounts that the Company is currently considering for repatriation, which would be eligible for the temporary deduction, is zero to approximately $150 million. Repatriation would result in additional income tax expense, which the Company currently estimates to be between 4.50% and 8.50% of the repatriated amount. The Company expects to determine the amounts and sources of foreign earnings to be repatriated, if any, during the second or third quarter of fiscal 2006.

NOTE 11 - RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 151, "Inventory Costs", an amendment of ARB No. 43, Chapter 4 ("SFAS No. 151"). The amendments made by SFAS No. 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, and is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment", which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123(R)"). SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Public entities are required to apply SFAS No. 123(R) as of the first annual reporting period that begins after June 15, 2005.

The Company continued to use the intrinsic value based method of accounting for share-based payments. The Company uses the Black-Scholes valuation model to estimate the value of stock options granted to employees. SFAS No. 123(R) requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after adoption. The adoption of SFAS No. 123(R) is expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Also in December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets -- An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS No. 153"). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions", and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These estimates and assumptions also affect the reported amounts of revenues and expenses. Estimates by their nature are based on judgments and available information. Therefore, actual results could materially differ from those estimates under different assumptions and conditions.

Critical accounting policies are those that are most important to the portrayal of the Company's financial condition and the results of operations and require management's most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. The

Company's most critical accounting policies have been discussed in the Company's Annual Report on Form 10-K for the year ended January 31, 2005. In applying such policies, management must use significant estimates that are based on its informed judgment. Because of the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

As of April 30, 2005, there have been no material changes to any of the critical accounting policies as disclosed in its annual report on Form 10-K for the fiscal year ended January 31, 2005.

Results of operations for the three months ended April 30, 2005 as compared to the three months ended April 30, 2004

Net Sales: Comparative net sales by business segment were as follows (in thousands):

                      Three Months Ended
                           April 30,
                    -----------------------
                       2005         2004
                    ----------   ----------
Wholesale:
    Domestic        $   52,921   $   45,907
    International       19,684       15,101
Retail                  15,151       13,179
                    ----------   ----------

Net Sales           $   87,756   $   74,187
                    ==========   ==========

Net sales increased by $13.6 million or 18.3% for the three months ended April 30, 2005 as compared to the three months ended April 30, 2004. Sales in the wholesale segment increased 19.0% to $72.6 million versus $61.0 million in the prior year. Sales of all brands were above prior year except Concord which was $0.1 million below last year.

The domestic wholesale business was $52.9 million or 15.3% above prior year sales of $45.9 million. Domestic wholesale sales of all brands were above prior year. The Ebel sales growth of $1.4 million reflects having Ebel for the full quarter in addition to the increased demand for new products introduced in the fourth quarter of fiscal 2005. Prior year sales of Ebel products reflect sales for the period of March 1, 2004 (the acquisition date) to April 30, 2004. Movado and Coach brand sales increased by $2.3 million and $1.0 million, respectively, primarily the result of increased demand in the chain and department store business.

Sales in the international wholesale business were $19.7 million or 30.3% above prior year. All brands were above prior year except for Concord which was $0.3 million below prior year primarily due to timing of sales in the Middle East. Ebel and Tommy Hilfiger had increases of $2.8 million and $1.1 million, respectively, driven by strong sales in Europe.

Sales in the retail segment rose 15.0% to $15.2 million. The increase was driven by an overall 33.7% increase in Movado Boutique sales. Comparable store sales increases for the Movado Boutiques were 3.2% for the three months ended April 30, 2005. Comparable store sales decreases for the outlet stores were 2.2% for the three months ended April 30, 2005. The Company operated 25 Boutiques and 27 outlet stores at April 30, 2005 compared to 19 Boutiques and 26 outlet stores at April 30, 2004.

Gross Profit. The gross profit for the three months ended April 30, 2005 was $52.8 million or 60.2% of net sales as compared to $43.4 million or 58.5% of net sales for the three months ended April 30, 2004. The increase in gross profit of $9.4 million was the result of the higher sales volume. The increase in gross profit as a percentage of sales by 170 basis points was driven by higher margins in the Movado Boutiques due to the sales mix and the impact of price increases passed on in the fourth quarter of fiscal 2005, improvements in the Ebel margins as a result of sales of new more profitable models introduced after the acquisition and increased supply chain productivity improvements which are the result of production efficiencies as well as favorable negotiations with suppliers.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended April 30, 2005 were $50.7 million or 57.8% of net sales as compared to $41.7 million or 56.2% of net sales for the three months ended April 30, 2004. The increase reflects spending primarily to invest in the Company's growth initiatives, including higher marketing spending of $2.8 million to support the sales growth initiatives, added spending of $1.8 million in support of the retail expansion, higher expenses related to Ebel of $1.3 million, in particular the effect of operating Ebel for a full quarter as a fully-integrated part of the Company's business compared to the two months immediately following the acquisition, and increased spending in support of the global expansion of $1.1 million.

Wholesale Operating Income. Operating income in the wholesale segment increased by $1.1 million to $3.9 million. The increase was the net result of higher gross margin of $8.1 million, partially offset by the increase in SG&A expenses of $7.0 million.

The higher gross margin of $8.1 million was the result of the increase in net sales of $11.6 million. The increase in the SG&A expenses of $7.0 million is primarily due to higher marketing spending of $2.6 million to support the sales growth, increased costs associated with the Ebel brand of $1.3 million, primarily due to operating Ebel for a full quarter versus two months in the prior year, increased spending in support to the global expansion of $1.1 million and $0.5 million as a result of the translation impact of the weak U.S. dollar.

Retail Operating Loss. Operating losses of $1.7 million and $1.0 million were recorded in the retail segment for the periods ended April 30, 2005 and April 30, 2004, respectively. In the cyclical retail business, the first quarter is the lowest revenue generating quarter of the year and represents on average less than 18% of the total year retail sales.

The increase in operating loss was the net result of higher gross margin of $1.3 million, more than offset by higher operating expenses of $2.0 million. The increased gross margin was primarily attributed to higher sales as a result of operating eight Movado Boutiques and one outlet store that were not open during the full three month period ended April 30, 2004. The higher operating expenses were primarily the result of added spending for the eight new Movado Boutiques and one new outlet store.

Interest Expense. Net interest expense for the three months ended April 30, 2005 increased by 11.6% to $0.8 million as compared to $0.7 million for the three months ended April 30, 2004. The increase was due to both higher borrowings as well as an increase in the average borrowing rate. The higher borrowings were the result of the issuance of $20.0 million of new senior promissory notes in the third quarter of fiscal 2005. The higher average borrowing rate was the result of the mix of the borrowings with a greater portion classified as long-term debt.

Income Taxes. The Company recorded a tax expense of $0.3 million for the three months ended April 30, 2005 as compared to a tax expense of $0.2 million for the three months ended April 30, 2004. Taxes were recorded at an effective tax rate of 25.0% for both periods.

Net Income. For the quarter ended April 30, 2005, the Company recorded net income of $1.0 million as compared to $0.7 million for the quarter ended April 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities amounted to $22.4 million for the three months ended April 30, 2005 and $21.0 million for the three months ended April 30, 2004. The cash used in operating activities for the first quarter reflects the historic pattern of the Company in using cash to build inventories for the upcoming Basel Trade Fair as well as to pay down the year end accounts payable and other accruals. This is somewhat offset by cash provided from the collections of the year end accounts receivable.

Cash used in investing activities amounted to $4.9 million and $42.9 million for the three months ended April 30, 2005 and 2004, respectively. The cash used during the period ended April 30, 2005 was primarily for capital expenditures related to the build out of the new Movado Boutiques, renovations of existing retail operations and the acquisition of machinery and equipment to further automate distribution activities. The cash used during the period ended April 30, 2004 was primarily for the acquisition of Ebel and capital expenditures related to the build out of the new Movado Boutiques.

Cash provided by financing activities amounted to $15.5 million and $21.8 million for the three months ended April 30, 2005 and 2004, respectively, which was the result of seasonal short-term borrowings.

During fiscal 1999, the Company issued $25.0 million of Series A Senior Notes under a Note Purchase and Private Shelf Agreement dated November 30, 1998. These notes bear interest at a rate of 6.90% per annum, mature on October 30, 2010 and are subject to annual repayments of $5.0 million commencing October 31, 2006. At April 30, 2005, $25.0 million was issued and outstanding.

As of March 21, 2004, the Company amended its Note Purchase and Private Shelf Agreement, originally dated March 21, 2001, to expire on March 21, 2007. This agreement allows for the issuance, for up to three years after the date thereof, of senior promissory notes in the aggregate principal amount of up to $40.0 million with maturities up to 12 years from their original date of issuance. On October 8, 2004, pursuant to the Note Purchase Agreement, the Company issued 4.79% Senior Series A-2004 Notes due 2011 (the "Senior Notes") in an aggregate principal amount of $20.0 million, which will mature on October 8, 2011 and are subject to annual repayments of $5.0 million commencing on October 8, 2008. Proceeds of the Senior Notes will be used by the Company for capital expenditures, repayment of certain of its debt obligations and general corporate purposes. As of April 30, 2005, $20.0 million was issued and outstanding.

The Company maintains a revolving credit line with its bank group which provides for a three year $75.0 million unsecured revolving line of credit and $15.0 million of uncommitted working capital lines. The line of credit expires on June 17, 2006. At April 30, 2005, the Company had $18.0 million of outstanding borrowings under its bank lines as compared to $27.5 million at April 30, 2004. In addition, one bank in the domestic bank group issued eight irrevocable standby letters of credit for retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada. As of April 30, 2005, these eight standby letters of credit totaled $0.7 million with expiration dates through May 31, 2006. As of April 30, 2004, there were five standby letters of credit that totaled $0.6 million with expiration dates through June 30, 2004.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified term with a Swiss bank. Available credit under these lines totaled
8.0 million Swiss francs, with dollar equivalents of approximately $6.7 million and $6.2 million at April 30, 2005 and 2004, respectively, of which a maximum of $5.0 million may be drawn under the terms of the Company's revolving credit line with its bank group. As of April 30, 2005, there were no borrowings against these lines. As of April 30, 2005, the Swiss bank guaranteed the Swiss subsidiary's obligations to certain Swiss third parties in the amount of approximately $2.8 million in various foreign currencies.

Under a series of share repurchase authorizations approved by the Board of Directors, the Company has maintained a discretionary share buy-back program. There were no shares repurchased under the repurchase program for the three months ended April 30, 2005 and 2004. As of April 30, 2005, the Company had authorization to repurchase shares up to $4.5 million against an aggregate authorization of $30.0 million.

During the three months ended April 30, 2005, treasury shares increased by 179,423 as the result of cashless exercises of stock options for 369,954 shares of stock.

The Company paid dividends per share of $0.05 or approximately $1.3 million, for the three months ended April 30, 2005.

Cash and cash equivalents at April 30, 2005 amounted to $49.6 million compared to $35.9 million at April 30, 2004. The increase in cash and cash equivalents relates to the Company's continued profitability, management of working capital and the translation of Swiss entities' cash balances.

RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 151, "Inventory Costs", an amendment of ARB No. 43, Chapter 4 ("SFAS No. 151"). The amendments made by SFAS No. 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, and is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment", which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123(R)"). SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Public entities are required to apply SFAS No. 123(R) as of the first annual reporting period that begins after June 15, 2005.

The Company continued to use the intrinsic value based method of accounting for share-based payments. The Company uses the Black-Scholes valuation model to estimate the value of stock options granted to employees. SFAS No. 123(R) requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after adoption. The adoption of SFAS No. 123(R) is expected to have a material impact on the Company's consolidated financial position, results of operations and cash flows.

Also in December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets -- An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS No. 153"). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions", and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company's consolidated financial position, results of operations and cash flows.

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

The following presents fair value and maturities of the Company's foreign currency derivatives outstanding as of April 30, 2005 (in millions):

                                     April 30, 2005
                                       Fair Value      Maturities
                                     --------------    ----------
Forward exchange contracts             ($     1.8)     2005-2006
Purchased foreign currency options            1.4      2005-2007
                                       ----------
                                       ($     0.4)
                                       ==========

The Company's international business accounts for 22.4% of the Company's sales. The international operations are denominated in local currency and fluctuations in these currency rates may have an impact on the Company's sales, cost of sales, operating expenses and net income. During the three months ended April 30, 2005 and 2004, there was no material effect to the results of operations due to foreign currency rate fluctuations. There can be no assurance that this trend will continue.

Interest Rate Risk

As of April 30, 2005, the Company had $18.0 million in short-term bank debt obligations with variable interest rates based on LIBOR plus an applicable loan spread. The Company does not hedge these interest rate risks. The Company also has $45.0 million Senior Note debt bearing fixed interest rates per annum. The difference between the market based interest rates at April 30, 2005 and the fixed rates was unfavorable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting during the quarter ended April 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                               MOVADO GROUP, INC.
                                                  (Registrant)

Dated: June 9, 2005                         By: /s/ Eugene J. Karpovich
                                                -------------------------------
                                                Eugene J. Karpovich
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Chief Financial Officer)
                                                (Duly Authorized Officer)

                                                /s/ Ernest R. LaPorte
                                                -------------------------------
                                                Ernest R. LaPorte
                                                Vice President of Finance
                                                (Principal Accounting Officer)