Form 10-Q
period 2005-07-31
MOVADO GROUP INC
filed 2005-09-09
CIK 72573

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

                  For the Quarterly Period Ended July 31, 2005

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for that past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

     The number of shares outstanding of the registrant's common stock and class A common stock as of August 31, 2005 were 18,503,868 and 6,771,909, respectively.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               MOVADO GROUP, INC.

                     Index To Quarterly Report on Form 10-Q
                                  July 31, 2005

                                                                                                   Page
                                                                                                   ----
Part I   Financial Information (Unaudited)

         Item 1.  Consolidated Balance Sheets at July 31, 2005, January 31, 2005 and July
                  31, 2004                                                                          3

                  Consolidated Statements of Income for the three months and six months
                  ended July 31, 2005 and 2004                                                      4

                  Consolidated Statements of Cash Flows for the six months ended July 31,
                  2005 and 2004                                                                     5

                  Notes to Consolidated Financial Statements                                        6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations                                                                       13

         Item 3.  Quantitative and Qualitative Disclosure about Market Risks                       21

         Item 4.  Controls and Procedures                                                          22

Part II  Other Information

         Item 1.  Legal Proceedings                                                                23

         Item 4.  Submission of Matters to a Vote of Security Holders                              23

         Item 6.  Exhibits                                                                         23

Signature                                                                                          25

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. Financial Statements

                               MOVADO GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                                        July 31,        January 31,        July 31,
                                                                         2005             2005              2004
                                                                         ----             ----              ----
ASSETS
Current assets:

    Cash and cash equivalents                                          $  50,323        $  63,782        $  27,438
    Trade receivables, net                                               105,533          102,622           95,841
    Inventories, net                                                     206,483          187,890          181,784
    Other                                                                 37,127           34,409           31,899
                                                                       ---------        ---------        ---------
       Total current assets                                              399,466          388,703          336,962

Property, plant and equipment, net                                        50,282           50,283           48,193
Other                                                                     36,348           37,964           37,672
                                                                       ---------        ---------        ---------
           Total assets                                                $ 486,096        $ 476,950        $ 422,827
                                                                       =========        =========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

    Loans payable to banks                                             $  37,500        $      --        $  25,000
    Current portion of long-term debt                                         --               --            5,000
    Accounts payable                                                      35,283           38,488           30,965
    Accrued liabilities                                                   40,482           39,618           30,223
    Deferred taxes                                                         4,756            5,250            5,853
                                                                       ---------        ---------        ---------
       Total current liabilities                                         118,021           83,356           97,041

Long-term debt                                                            45,000           45,000           25,000
Deferred and non-current income taxes                                      9,031           14,827           11,936
Other liabilities                                                         17,363           17,209           12,214
                                                                       ---------        ---------        ---------
       Total liabilities                                                 189,415          160,392          146,191
                                                                       ---------        ---------        ---------

Commitments and contingencies (Note 9)

Shareholders' equity:
    Preferred Stock, $0.01 par value,
         5,000,000 shares authorized; no shares issued                        --               --               --
    Common Stock, $0.01 par value,
       100,000,000 shares authorized; 23,116,663, 22,580,459 and
       21,987,361 shares issued, respectively                                231              226              220
    Class A Common Stock, $0.01 par value,
       30,000,000 shares authorized; 6,773,258, 6,801,812 and
       6,801,812 shares issued and outstanding, respectively                  68               68               68
    Capital in excess of par value                                       103,470          100,289           90,638
    Retained earnings                                                    221,981          214,953          198,426
    Accumulated other comprehensive income                                21,997           48,707           29,648
    Treasury Stock, 4,613,645, 4,433,553 and 4,089,898
           shares, respectively, at cost                                 (51,066)         (47,685)         (42,364)
                                                                       ---------        ---------        ---------
           Total shareholders' equity                                    296,681          316,558          276,636
                                                                       ---------        ---------        ---------
 Total liabilities and shareholders' equity                            $ 486,096        $ 476,950        $ 422,827
                                                                       =========        =========        =========

                 See Notes to Consolidated Financial Statements

                               MOVADO GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                             Three Months Ended July 31,    Six Months Ended July 31,
                                             ---------------------------    -------------------------
                                                2005           2004           2005           2004
                                              --------       --------       --------       --------
Net sales                                     $115,326       $ 97,788       $203,082       $171,975
Cost of sales                                   45,340         39,810         80,258         70,612
                                              --------       --------       --------       --------

Gross profit                                    69,986         57,978        122,824        101,363

Operating expenses:
    Selling, general and administrative         57,701         49,230        108,400         90,908
                                              --------       --------       --------       --------

Operating income                                12,285          8,748         14,424         10,455
Income from litigation settlement, net              --          1,444             --          1,444
Net interest expense                               884            783          1,693          1,508
                                              --------       --------       --------       --------

Income before income taxes                      11,401          9,409         12,731         10,391
Provision for income taxes                       2,850          2,352          3,183          2,598
                                              --------       --------       --------       --------

Net income                                    $  8,551       $  7,057       $  9,548       $  7,793
                                              ========       ========       ========       ========

Earnings per share:
    Basic                                     $   0.34       $   0.29       $   0.38       $   0.32
                                              ========       ========       ========       ========
    Diluted                                   $   0.33       $   0.28       $   0.37       $   0.31
                                              ========       ========       ========       ========

Weighted average shares outstanding:

    Basic                                       25,241         24,643         25,148         24,590
                                              ========       ========       ========       ========
    Diluted                                     26,126         25,484         26,074         25,416
                                              ========       ========       ========       ========

                 See Notes to Consolidated Financial Statements

                               MOVADO GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                           Six Months Ended July 31,
                                                                             2005            2004
                                                                           --------        --------
Cash flows from operating activities:

   Net income                                                              $  9,548        $  7,793
   Adjustments to reconcile net income to net cash used in operating activities:
      Depreciation and amortization                                           7,816           5,710
      Deferred income taxes                                                    (731)             --
      Provision for losses on accounts receivable                               600              75
      Provision for losses on inventory                                         300             181
   Changes in assets and liabilities:
      Trade receivables                                                      (3,813)          3,329
      Inventories                                                           (27,078)        (26,101)
      Other current assets                                                   (4,312)         (5,861)
      Accounts payable                                                       (1,526)          4,863
      Accrued liabilities                                                    (6,363)         (7,858)
      Current taxes payable                                                     159            (991)
      Other non-current assets                                                 (912)           (584)
      Other non-current liabilities                                             174             502
                                                                           --------        --------
   Net cash used in operating activities                                    (26,138)        (18,942)
                                                                           --------        --------

Cash flows from investing activities:

   Capital expenditures                                                      (7,879)         (6,878)
   Acquisition of Ebel, net of cash acquired                                     --         (43,525)
   Trademarks                                                                  (343)           (178)
                                                                           --------        --------
   Net cash used in investing activities                                     (8,222)        (50,581)
                                                                           --------        --------

Cash flows from financing activities:

   Net proceeds from bank borrowings                                         37,500          14,813
   Stock options exercised and other changes                                   (195)            923
   Dividends paid                                                            (2,520)         (1,968)
                                                                           --------        --------
   Net cash provided by financing activities                                 34,785          13,768
                                                                           --------        --------

Effect of exchange rate changes on cash and cash equivalents                (13,884)          1,110
                                                                           --------        --------

Net decrease in cash and cash equivalents                                   (13,459)        (54,645)

Cash and cash equivalents at beginning of period                             63,782          82,083
                                                                           --------        --------

Cash and cash equivalents at end of period                                 $ 50,323        $ 27,438
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

In accordance with Emerging Issues Task Force No. 95-3 ("EITF 95-3"), "Recognition of Liabilities in Connection with a Purchase Business Combination", the Company recognized costs associated with exiting an activity of an acquired company and involuntary termination of employees of an acquired company as liabilities assumed in a purchase business combination and included the liabilities in the allocation of the acquisition cost. The liability recognized in connection with the acquisition of Ebel was comprised of approximately $2.4 million for employee severance, $0.2 million for lease terminations, $1.7 million for exit costs related to certain promotional and purchase contracts and $0.4 million of other liabilities. As of July 31, 2005, payments against employee severance, lease terminations, exit costs and other liabilities amounted to $1.7 million, $0.2 million, $1.1 million and $0.4 million, respectively. There were no further adjustments related to the abovementioned accruals as of July 31, 2005.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company and Ebel, on a pro forma basis, as though the acquisition had been completed as of the beginning of the six month period ended July 31, 2004. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of the six month period ended July 31, 2004. The unaudited pro forma condensed combined statement of income for the six month period ended July 31, 2004 combines the historical results for the Company for the six month period ended July 31, 2004 and the historical results for

Ebel for the period preceding the acquisition of February 1 through February 29, 2004. The following amounts are in thousands, except per share amounts:

                                                      Six Months
                                                     Ended July 31,
                                                         2004
                                                         ----
Revenues                                                $173,344
Net income                                                $5,902
Basic income per share                                     $0.24
Diluted income per share                                   $0.23

NOTE 3 - STOCK OPTION PLAN

The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plan. No compensation cost has been recognized for any stock options granted under the Company's stock option plan because the quoted market price of the Common Stock at the grant date was not in excess of the amount an employee must pay to acquire the Common Stock. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") issued by the Financial Accounting Standards Board ("FASB"), prescribes a method to record compensation cost for stock-based employee compensation plans at fair value. The Company utilizes the Black-Scholes valuation model for determining the fair value of the stock-based compensation. Pro forma disclosures as if the Company had adopted the recognition requirements under SFAS 123 for the three months and six months ended July 31, 2005 and 2004, respectively, are presented below.

                                            For the Three Months Ended       For the Six Months Ended
                                                      July 31,                        July 31,
                                            --------------------------       --------------------------
(In thousands, except per share data)          2005            2004             2005             2004
                                            ---------       ---------        ---------        ---------
Net income as reported                      $   8,551       $   7,057        $   9,548        $   7,793
Fair value based compensation
     expense, net of taxes                       (673)         (1,408)          (1,511)          (2,805)
                                            ---------       ---------        ---------        ---------
Pro forma net income                        $   7,878       $   5,649        $   8,037        $   4,988
                                            =========       =========        =========        =========

Basic earnings per share:
    As reported                             $    0.34       $    0.29        $    0.38        $    0.32
    Pro forma under SFAS No. 123            $    0.31       $    0.23        $    0.32        $    0.20

Diluted earnings per share:
    As reported                             $    0.33       $    0.28        $    0.37        $    0.31
    Pro forma under SFAS No. 123            $    0.30       $    0.22        $    0.31        $    0.20

NOTE 4 - COMPREHENSIVE (LOSS) INCOME

The components of comprehensive loss for the three months and six months ended July 31, 2005 and 2004 are as follows (in thousands):

                                                 Three Months Ended                Six Months Ended
                                                      July 31,                        July 31,
                                              ------------------------        ------------------------
                                                2005            2004            2005            2004
                                              --------        --------        --------        --------
Net income                                    $  8,551        $  7,057        $  9,548        $  7,793
Net unrealized gain (loss) on
    investments, net of tax                        143              (8)            153              20
Effective portion of unrealized loss
    on hedging contracts, net of tax            (4,790)           (292)         (5,127)         (2,274)
Foreign currency translation adjustment        (19,545)          4,251         (21,736)         (2,571)
                                              --------        --------        --------        --------
Total comprehensive (loss) income             ($15,641)       $ 11,008        ($17,162)       $  2,968
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

Operating Segment Data for the Three Months Ended July 31, 2005 and 2004:

                                Net Sales                  Operating Income
                         -----------------------       -----------------------
                           2005           2004           2005           2004
                         --------       --------       --------       --------
Wholesale                $ 95,658       $ 80,592       $ 12,177       $  8,266
Retail                     19,668         17,196            108            482
                         --------       --------       --------       --------
Consolidated total       $115,326       $ 97,788       $ 12,285       $  8,748
                         ========       ========       ========       ========

Operating Segment Data for the Six Months Ended July 31, 2005 and 2004:

                                Net Sales               Operating Income (Loss)
                         -----------------------       ------------------------
                           2005           2004           2005            2004
                         --------       --------       --------        --------
Wholesale                $168,263       $141,600       $ 15,911        $ 11,165
Retail                     34,819         30,375         (1,487)           (710)
                         --------       --------       --------        --------
Consolidated total       $203,082       $171,975       $ 14,424        $ 10,455
                         ========       ========       ========        ========

Geographic Segment Data for the Three Months Ended July 31, 2005 and 2004:

                                Net Sales                  Operating Income
                         -----------------------       -----------------------
                           2005           2004           2005           2004
                         --------       --------       --------       --------
Domestic                 $ 89,231       $ 77,143       $  4,986       $  5,675
International              26,095         20,645          7,299          3,073
                         --------       --------       --------       --------
Consolidated total       $115,326       $ 97,788       $ 12,285       $  8,748
                         ========       ========       ========       ========


Geographic Segment Data for the Six Months Ended July 31, 2005 and 2004:

                                Net Sales                  Operating Income
                         -----------------------       -----------------------
                           2005           2004           2005           2004
                         --------       --------       --------       --------
Domestic                 $157,306       $136,226       $  3,669       $  5,971
International              45,776         35,749         10,755          4,484
                         --------       --------       --------       --------
Consolidated total       $203,082       $171,975       $ 14,424       $ 10,455
                         ========       ========       ========       ========

Domestic and International net sales are net of intercompany sales of $59.3 million and $56.3 million for the three months ended July 31, 2005 and 2004, respectively.

Domestic and International net sales are net of intercompany sales of $105.3 million and $115.9 million for the six months ended July 31, 2005 and 2004, respectively.

                                      Total Assets
                         --------------------------------------
                         July 31,      January 31,     July 31,
                           2005           2005           2004
                         --------       --------       --------
Domestic                 $275,696       $282,018       $251,840
International             210,400        194,932        170,987
                         --------------------------------------
Consolidated total       $486,096       $476,950       $422,827
                         ======================================

NOTE 6 - EXECUTIVE RETIREMENT PLAN

The Company has a number of employee benefit plans covering substantially all employees. Certain eligible executives of the Company have elected to defer a portion of their compensation on a pre-tax basis under a defined contribution, supplemental executive retirement plan (SERP) sponsored by the Company. The SERP was adopted effective June 1, 1995, and provides eligible executives with supplemental pension benefits in addition to amounts received under the Company's other retirement plans. The Company makes a matching contribution which vests over five years. For the three months ended July 31, 2005 and 2004, the Company recorded an expense related to the SERP of $0.1 million and $0.2 million, respectively. For the six months ended July 31, 2005 and 2004, the Company recorded an expense related to the SERP of $0.3 million for each period.

NOTE 7 - INVENTORIES

consist of the following (in thousands):

                                 July 31,        January 31,       July 31,
                                   2005             2005             2004
                                ---------        ---------        ---------
Finished goods                  $ 125,702        $ 111,468        $ 110,701
Component parts                    74,731           71,761           65,734
Work-in-process                     6,050            4,661            5,349
                                ---------        ---------        ---------
                                $ 206,483        $ 187,890        $ 181,784
                                =========        =========        =========

NOTE 8 - EARNINGS PER SHARE

The Company presents net income per share on a basic and diluted basis. Basic earnings per share is computed using weighted-average shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of shares outstanding adjusted for dilutive common stock equivalents.

The weighted-average number of shares outstanding for basic earnings per share were 25,241,000 and 24,643,000 for the three months ended July 31, 2005 and 2004, respectively. For diluted earnings per share, these amounts were increased by 885,000 and 841,000 for the three months ended July 31, 2005 and 2004, respectively, due to potentially dilutive common stock equivalents issuable under the Company's stock option plans and restricted stock grants.

The weighted-average number of shares outstanding for basic earnings per share were 25,148,000 and 24,590,000 for the six months ended July 31, 2005 and 2004, respectively. For diluted earnings per share, these amounts were increased by 926,000 and 826,000 for the six months ended July 31, 2005 and 2004, respectively, due to potentially dilutive common stock equivalents issuable under the Company's stock option plans and restricted stock grants.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

At July 31, 2005, the Company had outstanding letters of credit totaling $0.9 million with expiration dates through August 31, 2006 compared to $0.6 million with expiration dates through June 30, 2005 as of July 31, 2004. One bank in the domestic bank group has issued irrevocable standby letters of credit for retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada.

As of July 31, 2005, a Swiss bank guaranteed one of the Company's Swiss subsidiary's obligations to certain Swiss third parties in the amount of approximately $3.3 million in various foreign currencies compared to $0.7 million as of July 31, 2004.

The Company is involved from time to time in legal claims involving trademarks and intellectual property, licensing, employee relations and other matters incidental to the Company's business. Although the outcome of such items cannot be determined with certainty, the Company's general counsel and management believe that the final outcome would not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

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

The Company is in the process of evaluating whether it will repatriate any foreign earnings under the repatriation provisions of the Act and, if so, the amount that it will repatriate. The range of reasonably possible amounts that the Company is currently considering for repatriation, which would be eligible for the temporary deduction, is zero to approximately $150 million. Repatriation would result in additional income tax expense, which the Company currently estimates to be between 4.50% and 8.50% of the repatriated amount. The Company expects to determine the amounts and sources of foreign earnings to be repatriated, if any, during the third or fourth quarter of fiscal 2006.

NOTE 11 - RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 151, "Inventory Costs", an amendment of ARB No. 43, Chapter 4 ("SFAS No. 151"). The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, and is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

The Company continues to use the intrinsic value based method of accounting for share-based payments. The Company uses the Black-Scholes valuation model to estimate the value of stock options granted to employees. SFAS No. 123(R) requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after adoption. The adoption of SFAS No. 123(R) is expected to have a material impact on the Company's consolidated financial position, results of operations and cash flows.

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

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently assessing the impact of FIN 47 on its consolidated financial position, results of operations and cash flows.

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

As of July 31, 2005, there have been no material changes to any of the critical accounting policies as disclosed in its annual report on Form 10-K for the fiscal year ended January 31, 2005.

Results of operations for the three months ended July 31, 2005 as compared to the three months ended July 31, 2004

Net Sales: Comparative net sales by business segment were as follows (in thousands):

                            Three Months Ended
                                July 31,
                        -----------------------
                          2005           2004
                        --------       --------
Wholesale:
    Domestic            $ 69,563       $ 59,947
    International         26,095         20,645
Retail                    19,668         17,196
                        --------       --------

Net Sales               $115,326       $ 97,788
                        ========       ========

Net sales increased by $17.5 million or 17.9% for the three months ended July 31, 2005 as compared to the three months ended July 31, 2004. Sales in the wholesale segment increased 18.7% to $95.7 million versus $80.6 million in the prior year.

The domestic wholesale business was $69.6 million or 16.0% above prior year sales of $59.9 million. Movado and ESQ brand sales increased by $2.0 million and $1.6 million, respectively, primarily the result of increased demand in the chain and department store business. Ebel sales increased by $5.2 million or 259.0% above the prior year due to the sales of new models.

Sales in the international wholesale business were $26.1 million or 26.4% above prior year due to Ebel and Tommy Hilfiger increases of $3.3 million and $1.4 million, respectively. These increases were primarily driven by sales in Europe.

Sales in the retail segment rose 14.4% to $19.7 million. The increase was driven by an overall 21.4% increase in Movado Boutique sales. Comparable store sales increases for the Movado Boutiques were 2.3% for the three months ended July 31, 2005. Comparable store sales increases for the outlet stores were 9.3% for the three months ended July 31, 2005. The Company operated 27 Boutiques and 28 outlet stores at July 31, 2005 compared to 20 Boutiques and 27 outlet stores at July 31, 2004.

Gross Profit. The gross profit for the three months ended July 31, 2005 was $70.0 million or 60.7% of net sales as compared to $58.0 million or 59.3% of net sales for the three months ended July 31, 2004. Gross profit increased by $12.0 million primarily as the result of the higher sales volume. The 140 basis point increase in gross profit percentage is mainly attributed to supply chain productivity improvements.

Selling, General and Administrative ("SG&A") Expenses. Selling, general and administrative expenses for the three months ended July 31, 2005 were $57.7 million or 50.0% of net sales as compared to $49.2 million or 50.3% of net sales for the three months ended July 31, 2004. The increase reflects spending primarily to invest in the Company's strategic growth initiatives, including higher marketing expenditures of $3.2 million, added spending of $1.5 million in support of the retail expansion, increased payroll and benefit costs of $1.5 million and increased spending of $0.5 million for outside services.

Wholesale Operating Income. Operating income in the wholesale segment increased by $3.9 million to $12.2 million. The increase was the net result of higher gross profit of $10.7 million, partially offset by the increase in SG&A expenses of $6.8 million.

The higher gross profit of $10.7 million was the result of the increase in net sales of $15.1 million. The increase in the SG&A expenses of $6.8 million was primarily due to spending to invest in the Company's strategic growth initiatives. This includes higher marketing spending of $3.1 million, increased payroll and benefit costs of $1.5 million and higher outside service fees of $0.5 million.

Retail Operating Income. Operating income of $0.1 million and $0.5 million were recorded in the retail segment for the periods ended July 31, 2005 and July 31, 2004, respectively. The decrease in operating income was the net result of higher gross profit of $1.3 million offset by higher SG&A expenses of $1.7 million. The increased gross profit was the result of the sales increase. The higher SG&A expenses were primarily the result of added staff and occupancy costs as a result of the retail expansion.

Interest Expense. Net interest expense for the three months ended July 31, 2005 increased by 13.0% to $0.9 million as compared to $0.8 million for the three months ended July 31, 2004. The increase was due to both higher borrowings as well as an increase in the average borrowing rate. The higher borrowings were primarily the result of the issuance of $20.0 million of new senior promissory notes in the third quarter of fiscal 2005. The higher average borrowing rate was the result of the mix of the borrowings with a greater portion related to the higher rate long-term debt.

Litigation Settlement. The Company recognized income for the three months ended July 31, 2004 from a litigation settlement with Swiss Army Brands, Inc. in the amount of $1.4 million. This consisted of a gross settlement of $1.9 million partially offset by direct costs related to the litigation of $0.5 million. After accounting for fees and taxes associated with the settlement, second quarter net income increased by $0.8 million, or $0.03 per diluted share.

Income Taxes. The Company recorded a tax expense of $2.9 million for the three months ended July 31, 2005 as compared to a tax expense of $2.4 million for the three months ended July 31, 2004. Taxes were recorded at an effective tax rate of 25.0% for both periods.

Net Income. For the quarter ended July 31, 2005, the Company recorded net income of $8.6 million as compared to $7.1 million for the quarter ended July 31, 2004.

Results of operations for the six months ended July 31, 2005 as compared to the six months ended July 31, 2004

Net Sales: Comparative net sales by business segment were as follows (in thousands):

                           Six Months Ended
                               July 31,
                        -----------------------
                          2005           2004
                        --------       --------
Wholesale:
    Domestic            $122,487       $105,851
    International         45,776         35,749
Retail                    34,819         30,375
                        --------       --------

Net Sales               $203,082       $171,975
                        ========       ========

Net sales increased by $31.1 million or 18.1% for the six months ended July 31, 2005 as compared to the six months ended July 31, 2004. Sales in the wholesale segment increased 18.8% to $168.3 million versus $141.6 million in the prior year.

The domestic wholesale business was $122.5 million or 15.7% above prior year sales of $105.9 million. Ebel sales grew $6.7 million which reflects the increased demand for new products. Movado and ESQ brand sales increased by $4.3 million and $2.7 million, respectively, primarily the result of increased demand in the chain and department store business.

Sales in the international wholesale business were $45.8 million or 28.0% above prior year sales of $35.7 million due to Ebel and Tommy Hilfiger increases of $6.1 million and $2.5 million, respectively. These increases were primarily driven by sales in Europe.

Sales in the retail segment rose 14.6% to $34.8 million. The increase was driven by an overall 27.2% increase in Movado Boutique sales. Comparable store sales increases for the Movado Boutiques were 2.7% for the six months ended July 31, 2005. Comparable store sales increases for the outlet stores were 4.3% for the six months ended July 31, 2005. The Company operated 27 Boutiques and 28 outlet stores at July 31, 2005 compared to 20 Boutiques and 27 outlet stores at July 31, 2004.

Gross Profit. The gross profit for the six months ended July 31, 2005 was $122.8 million or 60.5% of net sales as compared to $101.4 million or 58.9% of net sales for the six months ended July 31, 2004. Gross profit increased by $21.4 million primarily as the result of the higher sales volume. The gross profit as a percent of sales increase of 154 basis points was mainly attributed to supply chain productivity improvements.

Selling, General and Administrative ("SG&A") Expenses. Selling, general and administrative expenses for the six months ended July 31, 2005 were $108.4 million or 53.4% of net sales as compared to $90.9 million or 52.9% of net sales for the six months ended July 31, 2004. The increase reflects spending primarily to invest in the Company's strategic growth initiatives, including higher marketing spending of $6.0 million, added spending of $3.4 million in support of the retail expansion, increased payroll and related spending of $2.4 million and increased spending of $1.7 million for outside services.

Wholesale Operating Income. Operating income in the wholesale segment increased by $4.7 million to $15.9 million. The increase was the net result of higher gross profit of $18.5 million, partially offset by the increase in SG&A expenses of $13.8 million.

The higher gross profit of $18.5 million was primarily the result of the increase in net sales of $26.7 million. The increase in the SG&A expenses of $13.8 million was primarily due to spending in support of the Company's strategic growth initiatives. This includes higher marketing spending of $5.7 million, increased payroll and related spending of $2.4 million, higher outside service fees of $1.7 million and $0.5 million increase in depreciation and amortization expense.

Retail Operating Loss. Operating losses of $1.5 million and $0.7 million were recorded in the retail segment for the periods ended July 31, 2005 and July 31, 2004, respectively. The increase in the operating loss was the net result of higher gross profit of $2.9 million more than offset by higher SG&A expenses of $3.7 million. The increased gross profit was primarily attributed to higher sales. The higher SG&A expenses were primarily due to increased staff and occupancy costs associated with the retail expansion.

Interest Expense. Net interest expense for the six months ended July 31, 2005 increased by 12.3% to $1.7 million as compared to $1.5 million for the six months ended July 31, 2004. The increase was due to both higher borrowings as well as an increase in the average borrowing rate. The higher borrowings were primarily the result of the issuance of $20.0 million of new senior promissory notes in the third quarter of fiscal 2005. The higher average borrowing rate was the result of the mix of the borrowings with a greater portion related to the higher rate long-term debt.

Litigation Settlement. The Company recognized income for the six months ended July 31, 2004 from a litigation settlement with Swiss Army Brands, Inc. in the amount of $1.4 million. This consisted of a gross settlement of $1.9 million partially offset by direct costs related to the litigation of $0.5 million. After accounting for fees and taxes associated with the settlement, second quarter net income increased by $0.8 million, or $0.03 per diluted share.

Income Taxes. The Company recorded a tax expense of $3.2 million for the six months ended July 31, 2005 as compared to a tax expense of $2.6 million for the six months ended July 31, 2004. Taxes were recorded at an effective tax rate of 25.0% for both periods.

Net Income. For the six months ended July 31, 2005, the Company recorded net income of $9.5 million as compared to $7.8 million for the six months ended July 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities amounted to $26.1 million for the six months ended July 31, 2005 and $18.9 million for the six months ended July 31, 2004. The cash used in operating activities for the six months ended July 31, 2005 and the six months ended July 31, 2004 was primarily due to an increase in inventory. Both periods reflect the seasonal build-up of inventory to support the sales for the upcoming holiday season. Included in the inventory was an increase in Ebel inventory which reflects the new product designs introduced subsequent to the acquisition of Ebel in March 2004.

Cash used in investing activities amounted to $8.2 million and $50.6 million for the six months ended July 31, 2005 and 2004, respectively. The cash used during the six months ended July 31, 2005 was primarily for capital expenditures related to the build out of the new Movado Boutiques, renovations of existing retail operations and the acquisition of machinery and equipment to further automate distribution activities. The cash used during the six months ended July 31, 2004 was primarily for the acquisition of Ebel and capital expenditures related to the build out of the new Movado Boutiques opened during the period.

Cash provided by financing activities amounted to $34.8 million and $13.8 million for the six months ended July 31, 2005 and 2004, respectively, which was the result of seasonal short-term borrowings.

During fiscal 1999, the Company issued $25.0 million of Series A Senior Notes under a Note Purchase and Private Shelf Agreement dated November 30, 1998. These notes bear interest at a rate of 6.90% per annum, mature on October 30, 2010 and are subject to annual repayments of $5.0 million commencing October 31, 2006. At July 31, 2005, $25.0 million was issued and outstanding.

As of March 21, 2004, the Company amended its Note Purchase and Private Shelf Agreement, originally dated March 21, 2001, to expire on March 21, 2007. This agreement allows for the issuance, for up to three years after the date thereof, of senior promissory notes in the aggregate principal amount of up to $40.0 million with maturities up to 12 years from their original date of issuance. On October 8, 2004, pursuant to the Note Purchase Agreement, the Company issued 4.79% Senior Series A-2004 Notes due 2011 (the "Senior Notes") in an aggregate principal amount of $20.0 million, which will mature on October 8, 2011 and are subject to annual repayments of $5.0 million commencing on October 8, 2008. Proceeds of the Senior Notes will be used by the Company for capital expenditures, repayment of certain of its debt obligations and general corporate purposes. As of July 31, 2005, $20.0 million was issued and outstanding.

The Company maintains a revolving credit line with its bank group which provides for a three year $75.0 million unsecured revolving line of credit and $17.0 million of uncommitted working capital lines, of which a maximum of $15.0 million may be drawn under the terms of the Company's revolving credit line with its bank group. The unsecured revolving line of credit expires on June 17, 2006. At July 31, 2005, the Company had $37.5 million of outstanding borrowings under its bank lines as compared to $25.0 million at July 31, 2004. In addition, one bank in the domestic bank group issued irrevocable standby letters of credit for retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada. As of July 31, 2005, these ten standby letters of credit totaled $0.9 million with expiration dates through August 31, 2006. As of July 31, 2004, there were five standby letters of credit that totaled $0.6 million with expiration dates through June 30, 2005.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified term with a Swiss bank. Available credit under these lines totaled
8.0 million Swiss francs, with dollar equivalents of approximately $6.2 million at July 31, 2005 and 2004, of which a maximum of $5.0 million may be drawn under the terms of the Company's revolving credit line with its bank group. As of July 31, 2005, there were no borrowings against these lines. As of July 31, 2005, the Swiss bank guaranteed the Swiss subsidiary's obligations to certain Swiss third parties in the amount of approximately $3.3 million in various foreign currencies.

Under a series of share repurchase authorizations approved by the Board of Directors, the Company has maintained a discretionary share buy-back program. There were no shares repurchased under the repurchase program for the three months and six months ended July 31, 2005 and 2004. As of July 31, 2005, the Company had authorization to repurchase shares up to $4.5 million against an aggregate authorization of $30.0 million.

During the six months ended July 31, 2005, treasury shares increased by 180,092 as the result of cashless exercises of stock options for 470,714 shares of stock.

The Company paid dividends of $0.05 per share for each of the first and second quarter, or $2.5 million, for the six months ended July 31, 2005 and $0.04 per share for each of the first and second quarter, or $2.0 million for the six months ended July 31, 2004.

Cash and cash equivalents at July 31, 2005 amounted to $50.3 million compared to $27.4 million at July 31, 2004. The increase in cash and cash equivalents relates to the Company's positive cash flow and the issuance of Senior Series A-2004 Notes in the amount of $20.0 million in October 2004.

RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 151, "Inventory Costs", an amendment of ARB No. 43, Chapter 4 ("SFAS No. 151"). The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, and is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

The Company continues to use the intrinsic value based method of accounting for share-based payments. The Company uses the Black-Scholes valuation model to estimate the value of stock options granted to employees. SFAS No. 123(R) requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after adoption. The adoption of SFAS No. 123(R) is expected to have a material impact on the Company's consolidated financial position, results of operations and cash flows.

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

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently assessing the impact of FIN 47 on its consolidated financial position, results of operations and cash flows.

Item 3. Quantitative and Qualitative Disclosure about Market Risks

Foreign Currency and Commodity Price Risks

The majority of the Company's purchases are denominated in Swiss francs. The Company reduces its exposure to the Swiss franc exchange rate risk through a hedging program. Under the hedging program, the Company purchases various derivatives, predominantly forward and option contracts. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as accumulated other comprehensive income until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. If the Company did not engage in a hedging program, any change in the Swiss franc currency rate would have an equal effect on the entities' cost of sales. The Company purchases gold for the production of certain watches. The Company purchases gold derivatives under its hedging program and treats the changes in fair value on these derivatives in the same manner as the changes in fair value in its Swiss franc derivatives.

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

The following presents fair value and maturities of the Company's foreign currency derivatives outstanding as of July 31, 2005 (in millions):

                                      July 31, 2005
                                        Fair Value    Maturities
                                      -------------   ----------
Forward exchange contracts                ($9.5)      2005-2006
Purchased foreign currency options          1.4       2005-2006
                                          ------
                                          ($8.1)
                                          ======

The Company's international business accounts for 22.6% and 22.5% of the Company's sales for the three months and six months ended July 31, 2005 and 2004. The international operations are denominated in local currency and fluctuations in these currency rates may have an impact on the Company's sales, cost of sales, operating expenses and net income. During the three months and six months ended July 31, 2005 and 2004, there was no material effect to the results of operations due to foreign currency rate fluctuations. There can be no assurance that this trend will continue.

Interest Rate Risk

As of July 31, 2005, the Company had $37.5 million in short-term bank debt obligations with variable interest rates based on LIBOR plus an applicable loan spread. The Company does not hedge these interest rate risks. The Company also has $45.0 million Senior Note debt bearing fixed interest rates per annum. The difference between the market based interest rates at July 31, 2005 and the fixed rates was unfavorable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) under the Securities Exchange Act, as amended (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting during the quarter ended July 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 4.  Submission of Matters to a Vote of Security Holders

            On June 16, 2005, the Company held its annual meeting of shareholders at its corporate office in Paramus, New Jersey.

            The following matters were voted upon at the meeting:

            (i) Margaret Hayes Adame, Richard Cote, Efraim Grinberg, Gedalio Grinberg, Alan H. Howard, Nathan Leventhal, Donald Oresman and Leonard L. Silverstein were elected directors of the Company. The results of the vote were as follows:

                                                                       Withheld/
                  Nominee                                     For       Against
                  ----------                               ----------  ---------
                  Margaret Hayes Adame...................  78,797,501    538,914
                  Richard Cote...........................  75,102,221  4,234,194
                  Efraim Grinberg........................  75,167,287  4,169,128
                  Gedalio Grinberg.......................  75,166,073  4,170,342
                  Alan H. Howard.........................  78,918,675    417,740
                  Nathan Leventhal.......................  78,918,475    417,940
                  Donald Oresman.........................  78,797,701    538,714
                  Leonard L. Silverstein.................  72,639,152  6,697,263

            (ii) A proposal to ratify the selection of PricewaterhouseCoopers LLP as the Company's independent public accountants for the fiscal year ending January 31, 2006 was approved. The results of the vote were as follows:

                                      Withheld/       Exception/
                     For              Against         Abstain
                     ---              ---------       ----------
                  79,105,508          228,978          1,929

Item 6.  Exhibits

            10.1 Line of Credit Letter Agreement dated as of June 19, 2005 between the Registrant and Bank of America and Amended and Restated Promissory Note as of June 19, 2005.

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

                                                   MOVADO GROUP, INC.
                                                     (Registrant)

Dated: September 9, 2005                   By:   /s/ Eugene J. Karpovich
                                                --------------------------------
                                                 Eugene J. Karpovich
                                                 Senior Vice President and
                                                 Chief Financial Officer
                                                 (Chief Financial Officer)
                                                 (Duly Authorized Officer)

                                                 /s/ Ernest R. LaPorte
                                                --------------------------------
                                                 Ernest R. LaPorte
                                                 Vice President of Finance
                                                 (Principal Accounting Officer)