Form 10-Q
period 2005-10-31
MOVADO GROUP INC
filed 2005-12-08
CIK 72573

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

                For the Quarterly Period Ended October 31, 2005

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     The number of shares outstanding of the registrant's common stock and class A common stock as of November 30, 2005 were 18,565,183 and 6,771,909, respectively.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               MOVADO GROUP, INC.

                     Index to Quarterly Report on Form 10-Q
                                October 31, 2005

                                                                                                         Page
                                                                                                         ----
Part I  Financial Information (Unaudited)

        Item 1. Consolidated Balance Sheets at October 31, 2005, January 31, 2005 and October 31, 2004     3

                Consolidated Statements of Income for the three months and nine months ended October
                31, 2005 and 2004                                                                          4

                Consolidated Statements of Cash Flows for the nine months ended October 31, 2005 and
                2004                                                                                       5

                Notes to Consolidated Financial Statements                                                 6

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations     14

        Item 3. Quantitative and Qualitative Disclosure about Market Risks                                22

        Item 4. Controls and Procedures                                                                   23

Part II Other Information

        Item 1. Legal Proceedings                                                                         24

        Item 4. Submission of Matters to a Vote of Security Holders                                       24

        Item 6. Exhibits                                                                                  24

Signatures                                                                                                25

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                               MOVADO GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                                             October 31,   January 31,   October 31,
                                                                                 2005          2005          2004
                                                                             -----------   -----------   -----------
ASSETS
Current assets:
   Cash and cash equivalents                                                   $ 56,064      $ 63,782      $ 35,870
   Trade receivables, net                                                       144,484       102,622       137,861
   Inventories, net                                                             211,442       187,890       192,811
   Other                                                                         31,622        34,515        42,540
                                                                               --------      --------      --------
      Total current assets                                                      443,612       388,809       409,082

Property, plant and equipment, net                                               49,109        50,283        50,105
Other                                                                            35,449        37,858        39,972
                                                                               --------      --------      --------
      Total assets                                                             $528,170      $476,950      $499,159
                                                                               ========      ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Loans payable to banks                                                      $ 44,000      $     --      $ 16,300
   Current portion of long-term debt                                                 --            --         5,000
   Accounts payable                                                              42,016        38,488        41,928
   Accrued liabilities                                                           49,135        39,618        47,237
   Current taxes payable                                                          1,721            --         2,830
   Deferred taxes                                                                 5,334         5,250         6,081
                                                                               --------      --------      --------
      Total current liabilities                                                 142,206        83,356       119,376

Long-term debt                                                                   45,000        45,000        45,000
Deferred and non-current income taxes                                             9,741        14,827        15,291
Other liabilities                                                                17,629        17,209        13,281
                                                                               --------      --------      --------
      Total liabilities                                                         214,576       160,392       192,948
                                                                               --------      --------      --------
Commitments and contingencies (Note 9)
Shareholders' equity:
   Preferred Stock, $0.01 par value,
      5,000,000 shares authorized; no shares issued                                  --            --            --
   Common Stock, $0.01 par value,
      100,000,000 shares authorized; 23,178,828, 22,580,459 and 22,031,474
      shares issued, respectively                                                   232           226           220
   Class A Common Stock, $0.01 par value,
      30,000,000 shares authorized; 6,773,258, 6,801,812 and 6,803,161               68            68            68
      shares issued and outstanding, respectively
   Capital in excess of par value                                               105,023       100,289        92,754
   Retained earnings                                                            234,823       214,953       208,771
   Accumulated other comprehensive income                                        24,223        48,707        46,836
   Treasury Stock, 4,613,645, 4,433,553 and 4,092,588
      shares, respectively, at cost                                             (50,775)      (47,685)      (42,438)
                                                                               --------      --------      --------
      Total shareholders' equity                                                313,594       316,558       306,211
                                                                               --------      --------      --------
 Total liabilities and shareholders' equity                                    $528,170      $476,950      $499,159
                                                                               ========      ========      ========

                 See Notes to Consolidated Financial Statements

                               MOVADO GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                           Three Months          Nine Months
                                        Ended October 31,     Ended October 31,
                                       -------------------   -------------------
                                         2005       2004       2005       2004
                                       --------   --------   --------   --------
Net sales                              $141,736   $127,023   $344,818   $298,998
Cost of sales                            55,563     49,882    135,821    120,494
                                       --------   --------   --------   --------
Gross profit                             86,173     77,141    208,997    178,504
Selling, general and administrative      67,163     61,157    175,563    152,065
                                       --------   --------   --------   --------
Operating income                         19,010     15,984     33,434     26,439
Other income, net (Note 10)               1,008         --      1,008      1,444
Interest expense, net                     1,208        872      2,901      2,380
                                       --------   --------   --------   --------
Income before income taxes               18,810     15,112     31,541     25,503
Provision for income taxes                4,702      3,778      7,885      6,376
                                       --------   --------   --------   --------
Net income                             $ 14,108   $ 11,334   $ 23,656   $ 19,127
                                       ========   ========   ========   ========
Earnings per share:
   Basic                               $   0.56   $   0.46   $   0.94   $   0.78
                                       ========   ========   ========   ========
   Diluted                             $   0.54   $   0.44   $   0.91   $   0.75
                                       ========   ========   ========   ========
Weighted average shares outstanding:
   Basic                                 25,328     24,756     25,209     24,646
                                       ========   ========   ========   ========
   Diluted                               26,211     25,621     26,123     25,497
                                       ========   ========   ========   ========
Dividends declared per share           $   0.05   $   0.04   $   0.15   $   0.12
                                       ========   ========   ========   ========

                 See Notes to Consolidated Financial Statements

                               MOVADO GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                   Nine Months
                                                                Ended October 31,
                                                               -------------------
                                                                 2005       2004
                                                               --------   --------
Cash flows from operating activities:
   Net income                                                  $ 23,656   $ 19,127
   Adjustments to reconcile net income to net cash
      used in operating activities:
      Depreciation and amortization                              11,158      8,601
      Deferred income taxes                                      (1,860)        --
      Provision for losses on accounts receivable                   900        723
      Provision for losses on inventory                             450        215
      Gain on sale of asset held for sale                        (2,630)        --
      Loss on hedge derivatives                                   1,622         --
   Changes in assets and liabilities:
      Trade receivables                                         (42,498)   (37,760)
      Inventories                                               (29,643)   (30,242)
      Other current assets                                         (734)    (3,031)
      Accounts payable                                            4,974     14,130
      Accrued liabilities                                         5,486      9,157
      Current taxes payable                                       1,721      2,630
      Other non-current assets                                   (1,074)    (1,402)
      Other non-current liabilities                                 442        (31)
                                                               --------   --------
   Net cash used in operating activities                        (28,030)   (17,883)
                                                               --------   --------
Cash flows from investing activities:
   Capital expenditures                                          (9,970)   (10,906)
   Proceeds from sale of asset held for sale                      4,000         --
   Acquisition of Ebel, net of cash acquired                         --    (43,525)
   Trademarks                                                      (533)      (321)
                                                               --------   --------
   Net cash used in investing activities                         (6,503)   (54,752)
                                                               --------   --------
Cash flows from financing activities:
   Net proceeds from bank borrowings                             44,000     26,113
   Stock options exercised and other changes                      1,650      2,963
   Dividends paid                                                (3,786)    (2,957)
                                                               --------   --------
   Net cash provided by financing activities                     41,864     26,119
                                                               --------   --------
Effect of exchange rate changes on cash and cash equivalents    (15,049)       303
                                                               --------   --------
Net decrease in cash and cash equivalents                        (7,718)   (46,213)
Cash and cash equivalents at beginning of period                 63,782     82,083
                                                               --------   --------
Cash and cash equivalents at end of period                     $ 56,064   $ 35,870
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

In accordance with Emerging Issues Task Force No. 95-3 ("EITF 95-3"), "Recognition of Liabilities in Connection with a Purchase Business Combination", the Company recognized costs associated with exiting an activity of an acquired company and involuntary termination of employees of an acquired company as liabilities assumed in a purchase business combination and included the liabilities in the allocation of the acquisition cost. The liability recognized in connection with the acquisition of Ebel was comprised of approximately $2.4 million for employee severance, $0.2 million for lease terminations, $1.7 million for exit costs related to certain promotional and purchase contracts and $0.4 million of other liabilities. As of October 31, 2005, payments against employee severance, lease terminations, exit costs and other liabilities amounted to $1.8 million, $0.2 million, $1.7 million and $0.4 million, respectively. There were no further adjustments related to the abovementioned accruals as of October 31, 2005.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company and Ebel, on a pro forma basis, as though the acquisition had been completed as of the beginning of the nine month period ended October 31, 2004. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of the nine month period ended October 31, 2004. The unaudited pro forma condensed combined statement of income for the nine month period ended October 31, 2004 combines the historical results for the Company for the nine month period ended October 31, 2004 and the historical results for Ebel for the period preceding the acquisition of February 1 through February 29, 2004. The following amounts are in thousands, except per share amounts:

                           Nine Months Ended
                            October 31, 2004
                           -----------------
Revenues                        $300,367
Net income                      $ 17,052
Basic income per share          $   0.69
Diluted income per share        $   0.67

NOTE 3 - STOCK OPTION PLAN

The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plan. No compensation cost has been recognized for any stock options granted under the Company's stock option plan because the quoted market price of the Common Stock at the grant date was not in excess of the amount an employee must pay to acquire the Common Stock. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") issued by the Financial Accounting Standards Board ("FASB"), prescribes a method to record compensation cost for stock-based employee compensation plans at fair value. The Company utilizes the Black-Scholes valuation model for determining the fair value of the stock-based compensation. Pro forma disclosures as if the Company had adopted the recognition requirements under SFAS 123 for the three months and nine months ended October 31, 2005 and 2004, respectively, are presented below.

                                         For the Three Months Ended   For the Nine Months Ended
                                                October 31,                  October 31,
                                        ---------------------------   -------------------------
                                               2005      2004               2005      2004
                                             -------   -------            -------   -------
(In thousands, except per share data)
Net income as reported                       $14,108   $11,334            $23,656   $19,127
Fair value based compensation
   expense, net of taxes                        (277)     (210)            (1,788)   (3,015)
                                             -------   -------            -------   -------
Pro forma net income                         $13,831   $11,124            $21,868   $16,112
                                             =======   =======            =======   =======
Basic earnings per share:
   As reported                               $  0.56   $  0.46            $  0.94   $  0.78
   Pro forma under SFAS No. 123              $  0.55   $  0.45            $  0.87   $  0.65

Diluted earnings per share:
   As reported                               $  0.54   $  0.44            $  0.91   $  0.75
   Pro forma under SFAS No. 123              $  0.53   $  0.43            $  0.84   $  0.63

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for the three months and nine months ended October 31, 2005 and 2004 are as follows (in thousands):

                                              Three Months Ended    Nine Months Ended
                                                  October 31,         October 31,
                                              ------------------   ------------------
                                                 2005      2004      2005       2004
                                               -------   -------   --------   -------
Net income                                     $14,108   $11,334   $ 23,656   $19,127
Net unrealized (loss) gain on
   investments, net of tax                         (92)       26         62        46
Effective portion of unrealized gain (loss)
   on hedging contracts, net of tax              1,393     3,181     (3,734)      907
Foreign currency translation adjustment            925    13,981    (20,812)   11,410
                                               -------   -------   --------   -------
Total comprehensive income (loss)              $16,334   $28,522      ($828)  $31,490
                                               =======   =======   ========   =======

NOTE 5 - SEGMENT INFORMATION

The Company conducts its business primarily in two operating segments: Wholesale and Retail. The Company's Wholesale segment includes the designing, manufacturing and distribution of quality watches. The Retail segment includes the Movado Boutiques and outlet stores.

The Company divides its business into two major geographic areas: Domestic, which includes the results of the Company's North American, Caribbean and Tommy Hilfiger South American operations, and International, which includes the results of the Company's operations in all other parts of the world. The Company's International operations are principally conducted in Europe, the Middle East and Asia. The Company's International assets are substantially located in Switzerland.

Operating Segment Data for the Three Months Ended October 31, 2005 and 2004:

                          Net Sales         Operating Income (Loss)
                     -------------------   ------------------------
                       2005       2004          2005      2004
                     --------   --------      -------   -------
Wholesale            $121,932   $110,818      $18,459   $16,737
Retail                 19,804     16,205          551      (753)
                     --------   --------      -------   -------
Consolidated total   $141,736   $127,023      $19,010   $15,984
                     ========   ========      =======   =======

Operating Segment Data for the Nine Months Ended October 31, 2005 and 2004:

                          Net Sales        Operating Income (Loss)
                     -------------------   -----------------------
                       2005       2004           2005      2004
                     --------   --------       -------   -------
Wholesale            $290,196   $252,418       $34,370   $27,902
Retail                 54,622     46,580          (936)   (1,463)
                     --------   --------       -------   -------
Consolidated total   $344,818   $298,998       $33,434   $26,439
                     ========   ========       =======   =======

                                          Total Assets
                     ------------------------------------------------------
                     October 31, 2005   January 31, 2005   October 31, 2004
                     ----------------   ----------------   ----------------
Wholesale                $460,930           $415,739           $436,328
Retail                     67,240             61,211             62,831
                         --------           --------           --------
Consolidated total       $528,170           $476,950           $499,159
                         ========           ========           ========

Geographic Area Data for the Three Months Ended October 31, 2005 and 2004:

                          Net Sales         Operating Income
                     -------------------   -----------------
                       2005       2004       2005      2004
                     --------   --------   -------   -------
Domestic             $113,128   $ 99,211   $11,847   $ 6,513
International          28,608     27,812     7,163     9,471
                     --------   --------   -------   -------
Consolidated total   $141,736   $127,023   $19,010   $15,984
                     ========   ========   =======   =======

Geographic Area Data for the Nine Months Ended October 31, 2005 and 2004:

                           Net Sales        Operating Income
                     -------------------   -----------------
                       2005       2004       2005      2004
                     --------   --------   -------   -------
Domestic             $270,435   $235,697   $16,132   $12,485
International          74,383     63,301    17,302    13,954
                     --------   --------   -------   -------
Consolidated total   $344,818   $298,998   $33,434   $26,439
                     ========   ========   =======   =======

Domestic and International net sales are net of intercompany sales of $74.4 million and $70.4 million for the three months ended October 31, 2005 and 2004, respectively.

Domestic and International net sales are net of intercompany sales of $179.7 million and $186.3 million for the nine months ended October 31, 2005 and 2004, respectively.

                                          Total Assets
                     ------------------------------------------------------
                     October 31, 2005   January 31, 2005   October 31, 2004
                     ----------------   ----------------   ----------------
Domestic                 $318,238           $282,018           $301,377
International             209,932            194,932            197,782
                         --------           --------           --------
Consolidated total       $528,170           $476,950           $499,159
                         ========           ========           ========

                                        Long-Lived Assets
                     ------------------------------------------------------
                     October 31, 2005   January 31, 2005   October 31, 2004
                     ----------------   ----------------   ----------------
Domestic                 $36,546            $35,010            $34,889
International             12,563             15,273             15,216
                         -------            -------            -------
Consolidated total       $49,109            $50,283            $50,105
                         =======            =======            =======

NOTE 6 - EXECUTIVE RETIREMENT PLAN

The Company has a number of employee benefit plans covering substantially all employees. Certain eligible executives of the Company have elected to defer a portion of their compensation on a pre-tax basis under a defined contribution, supplemental executive retirement plan (SERP) sponsored by the Company. The SERP was adopted effective June 1, 1995, and provides eligible executives with supplemental pension benefits in addition to amounts received under the Company's other retirement plans. The Company makes a matching contribution which vests over five years. For the three months ended October 31, 2005 and 2004, the Company recorded an expense related to the SERP of $0.2 million and $0.1 million, respectively. For the nine months ended October 31, 2005 and 2004, the Company recorded an expense related to the SERP of $0.5 million and $0.4 million, respectively.

NOTE 7 - INVENTORIES, NET

Inventories, net consist of the following (in thousands):

                  October 31,   January 31,   October 31,
                      2005          2005          2004
                  -----------   -----------   -----------
Finished goods      $130,950      $111,468      $110,071
Component parts       74,945        71,761        74,278
Work-in-process        5,547         4,661         8,462
                    --------      --------      --------
                    $211,442      $187,890      $192,811
                    ========      ========      ========

NOTE 8 - EARNINGS PER SHARE

The Company presents net income per share on a basic and diluted basis. Basic earnings per share is computed using weighted-average shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of shares outstanding adjusted for dilutive common stock equivalents.

The weighted-average number of shares outstanding for basic earnings per share were 25,328,000 and 24,756,000 for the three months ended October 31, 2005 and 2004, respectively. For diluted earnings per share, these amounts were increased by 883,000 and 865,000 for the three months ended October 31, 2005 and 2004, respectively, due to potentially dilutive common stock equivalents issuable under the Company's stock option plans and restricted stock grants.

The weighted-average number of shares outstanding for basic earnings per share were 25,209,000 and 24,646,000 for the nine months ended October 31, 2005 and 2004, respectively. For diluted earnings per share, these amounts were increased by 914,000 and 851,000 for the nine months ended October 31, 2005 and 2004, respectively, due to potentially dilutive common stock equivalents issuable under the Company's stock option plans and restricted stock grants.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

At October 31, 2005, the Company had outstanding letters of credit totaling $1.2 million with expiration dates through August 31, 2006 compared to $0.6 million with expiration dates through June 30, 2005 as of October 31, 2004. One bank in the domestic bank group has issued irrevocable standby letters of credit for retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada.

As of October 31, 2005, a Swiss bank guaranteed one of the Company's Swiss subsidiary's obligations to certain Swiss third parties in the amount of approximately $3.1 million in various foreign currencies compared to $2.2 million as of October 31, 2004.

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

NOTE 10 - OTHER INCOME, NET

The components of other income, net for the three months and nine months ended October 31, 2005 and 2004 are as follows (in thousands):

                                    Three Months Ended   Nine Months Ended
                                        October 31,         October 31,
                                    ------------------   -----------------
                                       2005      2004      2005      2004
                                     -------   -------   -------   -------
Gain on sale of building (a)         $ 2,630   $    --   $ 2,630    $   --
Discontinued cash flow hedges (b)     (1,622)       --    (1,622)       --
Litigation settlement (c)                 --        --        --     1,444
                                     -------   -------   -------    ------
Other income, net                    $ 1,008   $    --   $ 1,008    $1,444
                                     =======   =======   =======    ======

(a) The Company recorded a pre-tax gain for the three months and nine months ended October 31, 2005 of $2.6 million on the sale of a building acquired on March 1, 2004 in the acquisition of Ebel. The building was classified as an asset held for sale in other current assets.

(b) The Company recorded a pre-tax loss for the three months and nine months ended October 31, 2005 of $1.6 million in other expense, representing the impact of the discontinuation of foreign currency cash flow hedges because it was not probable that the forecasted transactions would occur by the end of the originally specified time period.

(c) The Company recognized income for the nine months ended October 31, 2004 from a litigation settlement with Swiss Army Brands, Inc. in the amount of $1.4 million.

NOTE 11 - SUBSEQUENT EVENT

On November 21, 2005, the Company entered into a License Agreement with L.C. Licensing, Inc. ("L.C. Licensing"), with an effective date of November 18, 2005. The Company received an exclusive license to use the trademarks "Juicy Couture" and "Couture Couture Los Angeles", in connection with the manufacture, advertising, merchandising, promotion, sale and distribution of timepieces and components. The term of the license is November 18, 2005 through December 31, 2011, with a four-year renewal period at the option of the Company, provided that certain sales thresholds are met.

NOTE 12 - AMERICAN JOBS CREATION ACT OF 2004

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

The Company is in the process of evaluating whether it will repatriate any foreign earnings under the repatriation provisions of the Act and, if so, the amount that it will repatriate. The range of reasonably possible amounts that the Company is currently considering for repatriation, which would be eligible for the temporary deduction, is zero to approximately $150 million. Repatriation would result in additional income tax expense, which the Company currently estimates to be between 4.50% and 8.50% of the repatriated amount. The Company expects to determine the amounts and sources of foreign earnings to be repatriated, if any, during the fourth quarter of fiscal 2006.

NOTE 13 - RECENTLY ISSUED ACCOUNTING STANDARDS

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

The Company continues to use the intrinsic value based method of accounting for share-based payments. The Company uses the Black-Scholes valuation model to estimate the value of stock options granted to employees. SFAS No. 123(R) requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company is currently assessing the impact of SFAS No. 123(R) on its consolidated financial position, results of operations and cash flows.

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

In June 2005, the Emerging Issues Task Force ("EITF") reached consensus on EITF 05-6, "Determining the Amortization Period for Leasehold Improvements". Under EITF 05-6, leasehold improvements placed in service significantly after and not contemplated at or near the beginning of the lease term, should be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

As of October 31, 2005, there have been no material changes to any of the critical accounting policies as disclosed in its annual report on Form 10-K for the fiscal year ended January 31, 2005.

Results of operations for the three months ended October 31, 2005 as compared to the three months ended October 31, 2004

Net Sales: Comparative net sales by business segment were as follows (in thousands):

                    Three Months Ended
                       October 31,
                   -------------------
                     2005       2004
                   --------   --------
Wholesale:
   Domestic        $ 93,324   $ 83,006
   International     28,608     27,812
Retail               19,804     16,205
                   --------   --------
Net Sales          $141,736   $127,023
                   ========   ========

Net sales increased by $14.7 million or 11.6% for the three months ended October 31, 2005 as compared to the three months ended October 31, 2004. Sales in the wholesale segment increased 10.0% to $121.9 million versus $110.8 million in the prior year.

The domestic wholesale business was $93.3 million for the three months ended October 31, 2005, representing an increase of $10.3 million or 12.4% above prior year. Movado and ESQ brand sales increased by $4.4 million and $3.1 million, respectively, primarily the result of increased demand. Ebel sales increased by $2.6 million primarily due to sales of newly introduced products.

Net sales in the international wholesale business were $28.6 million for the three months ended October 31, 2005, representing an increase of $0.8 million or 2.9% above prior year. Tommy Hilfiger and Ebel recorded increases of $1.7 million and $0.6 million, respectively. These increases were primarily in Europe. Concord was below prior year by $1.4 million primarily due to reduced sales in the Middle East.

Net sales in the retail segment rose 22.2% to $19.8 million for the three months ended October 31, 2005. Movado Boutique sales increased by 33.1%. This was the result of a 10.6% comparable store sales increase along with the sales volume from non-comparable stores year over year. The Company's outlet stores recorded a sales increase of 16.4% above prior year. The comparable store sales increase for the outlet stores was 17.0%. The Company operated 27 Boutiques and 29 outlet stores at October 31, 2005 compared to 24 Boutiques and 27 outlet stores at October 31, 2004.

Gross Profit. The gross profit for the three months ended October 31, 2005 was $86.2 million or 60.8% of net sales as compared to $77.1 million or 60.7% of net sales for the three months ended October 31, 2004. Gross profit increased by $9.1 million primarily as the result of the higher sales volume.

Selling, General and Administrative ("SG&A") Expenses. Selling, general and administrative expenses for the three months ended October 31, 2005 were $67.2 million as compared to $61.2 million for the three months ended October 31, 2004. The increase of $6.0 million reflects added spending primarily to invest in the Company's strategic growth initiatives. This amount included higher marketing expenditures of $2.1 million, added spending of $1.6 million in support of the retail expansion and increased personnel related infrastructure costs of $1.1 million.

Wholesale Operating Income. The operating income in the wholesale segment increased by $1.7 million to $18.5 million for the three months ended October 31, 2005. The increase was the net result of higher gross profit of $6.1 million, partially offset by the increase in SG&A expenses of $4.4 million. The higher gross profit of $6.1 million was primarily the result of the increase in net sales of $11.1 million. The increase in the SG&A expenses of $4.4 million was primarily due to spending to invest in the Company's strategic growth initiatives. This amount included higher marketing spending of $2.0 million, increased personnel related infrastructure costs of $1.1 million and an increase in depreciation and rent expense of $0.3 million.

Retail Operating Income (Loss). An operating income of $0.6 million and operating loss of ($0.8) million were recorded in the retail segment for the periods ended October 31, 2005 and October 31, 2004, respectively. The increase in operating income was the net result of higher gross profit of $2.9 million partially offset by higher SG&A expenses of $1.5 million. The increased gross profit was primarily the result of the increase in net sales of $3.6 million. The higher SG&A expenses were primarily due to the retail expansion. This included higher staff expense of $0.9 million, increased occupancy costs of $0.3 million and increased depreciation expenses of $0.3 million.

Interest Expense. Net interest expense for the three months ended October 31, 2005 increased by $0.3 million to $1.2 million as compared to $0.9 million for the three months ended October 31, 2004. The average debt for the quarter was $88.8 million or $25.5 million above last year. The Company's average borrowing rate was 5.2% compared to 4.7% in the prior year. The higher average borrowing rate is the result of the general increase in short term interest rates.

Other Income. The Company recorded other income for the three months ended October 31, 2005 of $1.0 million. The Company recorded a pre-tax gain of $2.6 million on the sale of a building acquired on March 1, 2004 in the acquisition of Ebel. The building was classified as an asset held for sale in other current assets. Additionally, the Company recorded a pre-tax loss of $1.6 million representing the impact of the discontinuation of foreign currency cash flow hedges because it was not probable that the forecasted transactions would occur by the end of the originally specified time period.

Income Taxes. The Company recorded a tax expense of $4.7 million for the three months ended October 31, 2005 as compared to a tax expense of $3.8 million for the three months ended October 31, 2004. Taxes were recorded at an effective tax rate of 25.0% for both periods.

Net Income. For the three months ended October 31, 2005, the Company recorded net income of $14.1 million as compared to $11.3 million for the three months ended October 31, 2004.

Results of operations for the nine months ended October 31, 2005 as compared to the nine months ended October 31, 2004

Net Sales: Comparative net sales by business segment were as follows (in thousands):

                    Nine Months Ended
                        October 31,
                   -------------------
                     2005       2004
                   --------   --------
Wholesale:
   Domestic        $215,813   $189,117
   International     74,383     63,301
Retail               54,622     46,580
                   --------   --------
Net Sales          $344,818   $298,998
                   ========   ========

Net sales increased by $45.8 million or 15.3% for the nine months ended October 31, 2005 as compared to the nine months ended October 31, 2004. Sales in the wholesale segment increased 15.0% to $290.2 million versus $252.4 million in the prior year.

The domestic wholesale business was $215.8 million for the nine months ended October 31, 2005, representing an increase of $26.7 million or 14.1% above prior year. Ebel sales grew $9.3 million, which reflects the full integration of nine months rather than eight months in the prior year, in addition to the increased sell-in of new products. Movado and ESQ brand sales increased by $8.7 million and $5.8 million, respectively.

Net sales in the international wholesale business were $74.4 million for the nine months ended October 31, 2005, representing an increase of $11.1 million or 17.5% above prior year. Ebel and Tommy Hilfiger recorded increases of $6.7 million and $4.2 million, respectively. The increase in Ebel is due to the full integration of nine months rather than eight months in the prior year, in addition to the increased sell-in of new products. The increase in Tommy Hilfiger sales was primarily in Europe. Concord was $1.2 million below prior year, primarily due to weaker sales in the Middle East.

Net sales in the retail segment rose 17.3% to $54.6 million for the nine months ended October 31, 2005. The increase was driven by an overall 29.0% increase in Movado Boutique sales. The comparable store sales increase for the Movado Boutiques was 5.0% for the nine months ended October 31, 2005. The Company's outlet stores recorded an overall sales increase of 10.0% above prior year. The comparable store sales increase for the outlet stores was 8.7% for the nine months ended October 31, 2005. The Company operated 27 Boutiques and 29 outlet stores at October 31, 2005 compared to 24 Boutiques and 27 outlet stores at October 31, 2004.

Gross Profit. The gross profit for the nine months ended October 31, 2005 was $209.0 million or 60.6% of net sales as compared to $178.5 million or 59.7% of net sales for the nine months ended October 31, 2004. Gross profit increased by $30.5 million primarily as the result of the higher sales volume.

Selling, General and Administrative ("SG&A") Expenses. Selling, general and administrative expenses for the nine months ended October 31, 2005 were $175.6 million as compared to $152.1 million for the nine months ended October 31, 2004. The increase of $23.5 million reflects spending primarily to invest in the Company's strategic growth initiatives, including higher marketing spending of $8.1 million, added spending of $4.9 million in support of the retail expansion, higher compensation and related costs of $4.0 million, an increase of $1.6 million in depreciation and amortization expense and increased spending for outside services of $1.4 million.

Wholesale Operating Income. The operating income in the wholesale segment increased by $6.5 million to $34.4 million for the nine months ended October 31, 2005. The increase was the net result of higher gross profit of $24.6 million, partially offset by the increase in SG&A expenses of $18.1 million. The higher gross profit of $24.6 million was primarily the result of the increase in net sales of $37.8 million. The increase in the SG&A expenses of $18.1 million was primarily due to increased spending in support of the Company's strategic growth initiatives. This increased spending included higher marketing spending of $7.7 million, higher compensation and related costs of $4.0 million, higher outside service fees of $1.4 million and an increase of $0.7 million in depreciation and amortization expense.

Retail Operating Loss. Operating losses of $0.9 million and $1.5 million were recorded in the retail segment for the periods ended October 31, 2005 and October 31, 2004, respectively. The decrease in the operating loss for the nine months ended October 31, 2005 was the net result of higher gross profit of $5.9 million partially offset by higher SG&A expenses of $5.3 million. The increased gross profit was primarily attributed to the increase in net sales of $8.0 million. The higher SG&A expenses were primarily due to the retail expansion. This amount included higher staff expense of $2.3 million, increased occupancy costs of $1.3 million and increased depreciation expense of $0.9 million.

Interest Expense. Net interest expense for the nine months ended October 31, 2005 increased by 21.9% to $2.9 million as compared to $2.4 million for the nine months ended October 31, 2004. The average debt for the quarter was $71.0 million or $14.3 million above last year. The higher borrowings were primarily the result of the issuance of $20.0 million of new senior promissory notes in the third quarter of fiscal 2005. The Company's average borrowing rate was 5.3% compared to 4.7% in the prior year. The higher average borrowing rate is the result of the general increase in short-term interest rates.

Other Income. The Company recorded other income for the nine months ended October 31, 2005 of $1.0 million. The Company recorded a pre-tax gain of $2.6 million on the sale of a building acquired on March 1, 2004 in the acquisition of Ebel. The building was classified as an asset held for sale in other current assets. Additionally, the Company recorded a pre-tax loss of $1.6 million representing the impact of the discontinuation of foreign currency cash flow hedges because it was not probable that the forecasted transactions would occur by the end of the originally specified time period.

The Company recognized other income for the nine months ended October 31, 2004 from a litigation settlement with Swiss Army Brands, Inc. in the amount of $1.4 million.

Income Taxes. The Company recorded a tax expense of $7.9 million for the nine months ended October 31, 2005 as compared to a tax expense of $6.4 million for the nine months ended October 31, 2004. Taxes were recorded at an effective tax rate of 25.0% for both periods.

Net Income. For the nine months ended October 31, 2005, the Company recorded net income of $23.7 million as compared to $19.1 million for the nine months ended October 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities amounted to $28.0 million for the nine months ended October 31, 2005 and $17.9 million for the nine months ended October 31, 2004. The increase in the cash used during the nine months ended October 31, 2005 of $10.1 million is primarily the net result of higher working capital needs of $17.0 million partially offset by higher net income of $4.5 million. The principle reasons for the increase in working capital are lower accounts payable of $9.2 million primarily related to the timing of payments, higher accounts receivable of $4.7 million primarily due to the sales increase and lower accrued liabilities of $3.7 million primarily due to the payment of severance and other accruals. This increase was slightly offset by lower inventory of $0.6 million.

Cash used in investing activities amounted to $6.5 million and $54.8 million for the nine months ended October 31, 2005 and 2004, respectively. The cash used during the nine months ended October 31, 2005 was primarily for capital expenditures related to the build out of the new Movado Boutiques, renovations of existing retail operations and the acquisition of machinery and equipment to further automate distribution activities offset by proceeds received from the sale of a building. The cash used during the nine months ended October 31, 2004 was primarily to fund the acquisition of Ebel and capital expenditures related to the build out of the new Movado Boutiques opened during the period.

Cash provided by financing activities amounted to $41.9 million and $26.1 million for the nine months ended October 31, 2005 and 2004, respectively, which was the result of seasonal short-term borrowings.

During fiscal 1999, the Company issued $25.0 million of Series A Senior Notes under a Note Purchase and Private Shelf Agreement dated November 30, 1998. These notes bear interest at a rate of 6.90% per annum, mature on October 30, 2010 and are subject to annual repayments of $5.0 million commencing October 31, 2006. At October 31, 2005, $25.0 million was issued and outstanding.

As of March 21, 2004, the Company amended its Note Purchase and Private Shelf Agreement, originally dated March 21, 2001, to expire on March 21, 2007. This agreement allows for the issuance, for up to three years after the date thereof, of senior promissory notes in the aggregate principal amount of up to $40.0 million with maturities up to 12 years from their original date of issuance. On October 8, 2004, pursuant to the Note Purchase Agreement, the Company issued 4.79% Senior Series A-2004 Notes due 2011 (the "Senior Notes") in an aggregate principal amount of $20.0 million, which will mature on October 8, 2011 and are subject to annual repayments of $5.0 million commencing on October 8, 2008. Proceeds of the Senior Notes will be used by the Company for capital expenditures, repayment of certain of its debt obligations and general corporate purposes. As of October 31, 2005, $20.0 million was issued and outstanding.

The Company maintains a revolving credit line with its bank group which provides for a three year $75.0 million unsecured revolving line of credit and $17.0 million of uncommitted working capital lines, of which a maximum of $15.0 million may be drawn under the terms of the Company's revolving credit line with its bank group. The unsecured revolving line of credit expires on June 17, 2006. At October 31, 2005, the Company had $44.0 million of outstanding borrowings under its bank lines as compared to $16.3 million at October 31, 2004. In addition, one bank in the domestic bank group issued irrevocable standby letters of credit for retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada. As of October 31, 2005, these 11 standby letters of credit totaled $1.2 million with expiration dates through August 31, 2006. As of October 31, 2004, there were seven standby letters of credit that totaled $0.6 million with expiration dates through June 30, 2005.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified term with a Swiss bank. Available credit under these lines totaled
8.0 million Swiss francs, with dollar equivalents of approximately $6.2 million and $6.7 million at October 31, 2005 and 2004, respectively, of which a maximum of $5.0 million may be drawn under the terms of the Company's revolving credit line with its bank group. As of October 31, 2005, there were no borrowings against these lines. As of October 31, 2005, the Swiss bank guaranteed the Swiss subsidiary's obligations to certain Swiss third parties in the amount of approximately $3.1 million in various foreign currencies.

During the nine months ended October 31, 2005, treasury shares increased by 180,092 as the result of cashless exercises of stock options for 495,379 shares of stock.

The Company paid dividends of $0.05 per share for each of the first, second and third quarter, or $3.8 million, for the nine months ended October 31, 2005 and $0.04 per share for each of the first, second and third quarter, or $3.0 million for the nine months ended October 31, 2004.

Cash and cash equivalents at October 31, 2005 amounted to $56.1 million compared to $35.9 million at October 31, 2004. The increase in cash and cash equivalents relates to the Company's higher borrowings.

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

The Company continues to use the intrinsic value based method of accounting for share-based payments. The Company uses the Black-Scholes valuation model to estimate the value of stock options granted to employees. SFAS No. 123(R) requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company is currently assessing the impact of SFAS No. 123(R) on its consolidated financial position, results of operations and cash flows.

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

In June 2005, the Emerging Issues Task Force ("EITF") reached consensus on EITF 05-6, "Determining the Amortization Period for Leasehold Improvements". Under EITF 05-6, leasehold improvements placed in service significantly after and not contemplated at or near the beginning of the lease term, should be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

The following presents fair value and maturities of the Company's foreign currency derivatives outstanding as of October 31, 2005 (in millions):

                                     October 31, 2005
                                        Fair Value      Maturities
                                     ----------------   ----------
Forward exchange contracts                ($5.0)        2005-2006
Purchased foreign currency options          0.5         2005-2006
                                          -----
                                          ($4.5)
                                          =====

The Company's international business accounts for 20.2% and 21.6% of the Company's sales for the three months and nine months ended October 31, 2005 respectively. The international operations are denominated in local currency and fluctuations in these currency rates may have an impact on the Company's sales, cost of sales, operating expenses and net income. During the three months and nine months ended October 31, 2005 and 2004, there was no material effect to the results of operations due to foreign currency rate fluctuations. There can be no assurance that this trend will continue.

Interest Rate Risk

As of October 31, 2005, the Company had $44.0 million in short-term bank debt obligations with variable interest rates based on LIBOR plus an applicable loan spread. The Company does not hedge these interest rate risks. The Company also has $45.0 million Senior Note debt bearing fixed interest rates per annum. The difference between the market based interest rates at October 31, 2005 and the fixed rates was unfavorable.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting during the quarter ended October 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                        MOVADO GROUP, INC.
                                        (Registrant)


Dated: December 8, 2005                 By: /s/ Eugene J. Karpovich
                                            ------------------------------------
                                            Eugene J. Karpovich
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Chief Financial Officer)
                                            (Duly Authorized Officer)


                                            /s/ Ernest R. LaPorte
                                            ------------------------------------
                                            Ernest R. LaPorte
                                            Vice President of Finance
                                            (Principal Accounting Officer)