Form 10-K
period 2006-01-31
MOVADO GROUP INC
filed 2006-04-12
CIK 72573

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                   FORM 10-K

(Mark one)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934
                    For fiscal year ended January 31, 2006,

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

     Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.     Yes [ ]  No [X]

     Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes [ ]  No [X]

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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
   Large accelerated filer [ ]     Accelerated filer [X]     Non-accelerated
                                   filer [ ]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes [ ]     No [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 31, 2005 was approximately $394,027,633 (based on the closing sale price of the registrant's Common Stock on that date as reported on the New York Stock Exchange). For purposes of this computation, each share of Class A Common Stock is assumed to have the same market value as one share of Common Stock into which it is convertible and only shares of stock held by directors and executive officers were excluded.

     The number of shares outstanding of the registrant's Common Stock and Class A Common Stock as of March 31, 2006 were 23,218,749 and 6,766,909, respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement relating to registrant's 2006 annual meeting of shareholders (the "Proxy Statement") are incorporated by reference in Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

FORWARD-LOOKING STATEMENTS

Statements in this annual report on Form 10-K, including, without limitation, statements under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operation" and elsewhere in this report, as well as statements in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, forecasts and projections about the Company, its future performance, the industry in which the Company operates and management's assumptions. Words such as "expects", "anticipates", "targets", "goals", "projects", "intends", "plans", "believes", "seeks", "estimates", "may", "will", "should" and variations of such words and similar expressions are also intended to identify such forward-looking statements. The Company cautions readers that forward-looking statements include, without limitation, those relating to the Company's future business prospects, projected operating or financial results, revenues, working capital, liquidity, capital needs, plans for future operations, expectations regarding capital expenditures and operating expenses, effective tax rates, margins, interest costs, and income as well as assumptions relating to the foregoing. Forward-looking statements are subject to certain risks and uncertainties, some of which cannot be predicted or quantified. Actual results and future events could differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the SEC including, without limitation, the following: general economic and business conditions which may impact disposable income of consumers in the United States and the other significant markets where the Company's products are sold, general uncertainty related to possible terrorist attacks and the impact on consumer spending, changes in consumer preferences and popularity of particular designs, new product development and introduction, competitive products and pricing, seasonality, availability of alternative sources of supply in the case of the loss of any significant supplier, the loss of significant customers, the Company's dependence on key employees and officers, the ability to successfully integrate the operations of acquired businesses without disruption to other business activities, the continuation of licensing arrangements with third parties, the ability to secure and protect trademarks, patents and other intellectual property rights, the ability to lease new stores on suitable terms in desired markets and to complete construction on a timely basis, the continued availability to the Company of financing and credit on favorable terms, business disruptions, disease, general risks associated with doing business outside the United States including, without limitation, import duties, tariffs, quotas, political and economic stability, and success of hedging strategies with respect to currency exchange rate fluctuations.

These risks and uncertainties, along with the risk factors discussed under Item 1A "Risk Factors" in this Annual Report on Form 10-K, should be considered in evaluating any forward-looking statements contained in this report or incorporated by reference herein. All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to the Company or any person acting on its behalf are qualified by the cautionary statements in this section. The Company undertakes no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

Item 1. Business

GENERAL

In this Form 10-K, all references to the "Company", "Movado Group" or "MGI" include Movado Group, Inc. and its subsidiaries, unless the context requires otherwise.

Movado Group, Inc. is a manufacturer, distributor and retailer of fine watches and jewelry. Its portfolio of brands is comprised of Movado(R), Ebel(R), Concord(R), ESQ(R) SWISS ("ESQ"), Coach(R) Watches, HUGO BOSS(R) Watches, Juicy Couture(TM) Watches and Tommy Hilfiger(R) Watches and beginning January 2007, Lacoste(R) Watches. The Company is a leader in the design, development, marketing and distribution of watch brands sold in almost every major category comprising the watch industry. The Company also designs, develops and markets proprietary Movado-branded jewelry, tabletop and accessory products which it retails in its luxury Movado Boutiques.

The Company was incorporated in New York in 1967 under the name North American Watch Corporation, to acquire Piaget Watch Corporation and Corum Watch Corporation, which had been, respectively, the exclusive importers and distributors of Piaget and Corum watches in the United States since the 1950's. The Company sold its Piaget and Corum distribution businesses in 1999 and 2000, respectively, to focus on its own portfolio of brands. Since its incorporation, the Company has developed its brand-building reputation and distinctive image across an expanding number of brands and geographic markets. Strategic acquisitions and their subsequent growth, along with license agreements have played an important role in the expansion of the Company's brand portfolio.

In 1970, the Company acquired the Concord brand and the Swiss company that had been manufacturing Concord watches since 1908. In 1983, the Company acquired the U.S. distributor of Movado watches and substantially all of the assets related to the Movado brand from the Swiss manufacturer of Movado watches. The Company changed its name to Movado Group, Inc. in 1996. In March 2004, the Company completed its acquisition of Ebel, one of the world's premier luxury watch brands that was established in La Chaux-de-Fonds, Switzerland in 1911.

The Company is very selective in its licensing strategy and chooses to enter long-term partnerships with only powerful brands that are leaders in their respective businesses. Under an exclusive agreement with The Hearst Corporation, the Company launched ESQ in 1993. In 1999, the Company launched Coach Watches under an exclusive agreement with Coach, Inc., and in 2001 Tommy Hilfiger Watches under an exclusive agreement with Tommy Hilfiger, Inc.

On October 7, 1993, the Company completed a public offering of 2,666,667 shares of common stock, par value $.01 per share. On October 21, 1997, the Company completed a secondary stock offering in which 1,500,000 shares of common stock were issued. On May 21, 2001, the Company moved from the NASDAQ National Market to the New York Stock Exchange ("NYSE"). The Company's common stock is traded on the NYSE under the trading symbol MOV.

RECENT DEVELOPMENTS

Effective March 21, 2005, the Company entered into an exclusive worldwide license agreement with HUGO BOSS to design, produce and market a collection of watches under the BOSS(TM) and HUGO(TM) brand names. In 2005, the Company introduced a limited number of HUGO BOSS watch models, with a major launch of a new collection planned for Spring 2006 at Baselworld, the annual watch and jewelry trade show held in Basel,

Switzerland. The HUGO BOSS collection will be sold through select distribution outlets in Europe, the Americas and Asia, as well as HUGO BOSS retail locations.

On August 31, 2005, the Company signed a joint venture agreement ("JV Agreement") with Financiere TWC SA ("TWC"), a French company with established distribution, marketing and sales operations in France and Germany. Under the JV Agreement, the Company and TWC control 51% and 49%, respectively, of MGI-TWC B.V., a Dutch holding company that owns MGI-TWC SAS, a French corporation, and MGI-TWC GmbH, a German corporation (collectively, the "Subsidiaries"). The Subsidiaries are responsible for the marketing, distribution and sale in France and Germany of the Company's licensed HUGO BOSS and Tommy Hilfiger brands, as well as future brands licensed to the Company, subject to the terms of the applicable license agreement. The terms of the JV Agreement include financial performance measures which, if not attained, give either party the right to terminate the JV Agreement after the fifth (5th) and the tenth (10th) year (January 31, 2011 and January 31, 2016); restrictions on the transfer of shares in the Dutch holding company; and a buy out right whereby the Company can purchase all of TWC's shares in the holding company as of July 1, 2016 and every 5th anniversary thereafter at a pre-determined price. As of January 31, 2006, there were no transactions between the Company and TWC.

In November 2005, Movado Group, Inc. entered into an exclusive worldwide license agreement with L.C. Licensing, Inc. to design, produce and market a collection of watches under the Juicy Couture and Couture Couture brand names. Juicy Couture Watches are scheduled to launch in Fall 2006 and will be sold through select high-end retailers initially in the United States, followed by Europe and Asia.

On March 27, 2006, the Company entered into an exclusive worldwide license agreement with Lacoste, S.A., Sporloisirs, S.A. and Lacoste Alligator, S.A. to design, produce, market and distribute Lacoste watches that will be sold under the LACOSTE name and the distinctive Lacoste "alligator" logo beginning in the first half of 2007.

INDUSTRY OVERVIEW

The largest markets for watches are North America, Western Europe and Asia. The Company divides the watch market into six principal categories as set forth in the following table.

                  Suggested Retail   Primary Category of Movado Group, Inc.
Market Category     Price Range                      Brands
---------------   ----------------   ---------------------------------------
   Exclusive      $10,000 and over             Ebel and Concord
    Luxury        $1,500 to $9,999          Ebel, Concord and Movado
    Premium        $500 to $1,499                   Movado
    Moderate        $100 to $499      ESQ, Coach, HUGO BOSS and Juicy Couture
    Fashion          $55 to $99                 Tommy Hilfiger
  Mass Market      Less than $55                     --

Exclusive Watches

Exclusive watches are usually made of precious metals, including 18 karat gold or platinum, and are often set with precious gems. These watches are primarily mechanical or quartz-analog watches. Mechanical watches keep time with intricate mechanical movements consisting of an arrangement of wheels, jewels and winding and regulating mechanisms. Quartz-analog watches have quartz movements in which time is precisely calibrated to the regular frequency of the vibration of quartz crystal. Exclusive watches are manufactured almost entirely in Switzerland. In addition to the Company's Ebel and Concord watches, well-known brand names of exclusive watches include Audemars Piguet, Patek Philippe, Piaget and Vacheron Constantin.

Luxury Watches

Luxury watches are either quartz-analog watches or mechanical watches. These watches typically are made with either 14 or 18 karat gold, stainless steel or a combination of gold and stainless steel, and are occasionally set with precious gems. Luxury watches are primarily manufactured in Switzerland. In addition to a majority of the Company's Ebel and Concord watches and certain Movado watches, well-known brand names of luxury watches include Baume & Mercier, Breitling, Cartier, Omega, Rolex and TAG Heuer.

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

Moderate Watches

Most moderate watches are quartz-analog watches. Moderate watches are manufactured primarily in Asia and Switzerland. These watches typically are made with gold finish, stainless steel, brass or a combination of gold finish and stainless steel. In addition to the Company's ESQ, Coach, HUGO BOSS and Juicy Couture brands, well-known brand names of watches in the moderate category include Anne Klein, Bulova, Citizen, Guess, Seiko and Wittnauer.

Fashion Watches

Watches comprising the fashion market are primarily quartz-analog watches but also include some digital watches. Watches in the fashion category are generally made with stainless steel, gold finish, brass and/or plastic and are manufactured primarily in Asia. Fashion watches feature designs that reflect current and emerging fashion trends. Many are sold under licensed designer and brand names that are well-known principally in the apparel industry. In addition to the Company's Tommy Hilfiger brand, other well-known brands of fashion watches include Anne Klein II, DKNY, Fossil, Guess, Kenneth Cole and Swatch.

Mass Market Watches

Mass market watches typically consist of digital watches and analog watches made from stainless steel, brass and/or plastic and are manufactured in Asia. Well-known brands include Casio, Citizen, Pulsar, Seiko and Timex. The Company does not compete in the mass market watch category.

PRODUCTS

The Company designs, develops, markets and distributes products under the following watch brands:

Movado

Founded in 1881 in La Chaux-de-Fonds, Switzerland, Movado is an icon of modern design. Today the brand includes a line of watches, inspired by the simplicity of the Bauhaus movement, including the world famous Movado Museum watch and a number of other watch collections with more traditional dial designs. The design for the Movado Museum watch was the first watch design chosen by the Museum of Modern Art for its permanent collection. It has since been honored by other museums throughout the world. All Movado watches have Swiss movements and are made with 14 or 18 karat gold, 18 karat gold finish, stainless steel or a combination of 18 karat gold finish and stainless steel. The majority of Movado watches have suggested retail prices between $550 and $2,995.

Ebel

The Ebel brand, one of the world's premier luxury watch brands, was established in La Chaux-de-Fonds, Switzerland in 1911. All Ebel watches feature Swiss movements and are made with solid 18 karat gold, stainless steel or a combination of 18 karat gold and stainless steel. The majority of Ebel watches have suggested retail prices between $1,400 and $17,800.

Concord

Concord was founded in 1908 in Bienne, Switzerland. All Concord watches have Swiss movements and are made with solid 18 karat or 14 karat gold, stainless steel or a combination of 18 karat gold and stainless steel. The majority of Concord watches have suggested retail prices between $1,690 and $14,900.

Coach Watches

Coach Watches are an extension of the Coach leathergoods brand and reflect the Coach brand image. A distinctive American brand, Coach delivers stylish, aspirational, well-made products that represent excellent value. Coach watches contain Swiss movements and are made with stainless steel, gold finish or a combination of stainless steel and gold finish with leather straps, stainless steel bracelets or gold finish bracelets. The majority of Coach watches have suggested retail prices between $228 and $498.

ESQ

ESQ competes in the entry level Swiss watch category and is defined by bold sport and fashion designs. All ESQ watches contain Swiss movements and are made with stainless steel, gold finish or a combination of stainless steel and gold finish, with leather straps, stainless steel bracelets or gold finish bracelets. The majority of ESQ watches have suggested retail prices between $150 and $395.

Tommy Hilfiger Watches

Reflecting the fresh, fun all-American style for which Tommy Hilfiger is known, Tommy Hilfiger Watches feature quartz, digital or analog-digital movements, with stainless steel, titanium, aluminum, silver-tone, two-tone or gold-tone cases and bracelets, and leather, fabric, plastic or rubber straps. The line includes fashion and sport models with the majority of Tommy Hilfiger watches having suggested retail prices between $65 and $125.

HUGO BOSS Watches

HUGO BOSS is a global market leader in the world of fashion. Following the execution of an exclusive worldwide license agreement with HUGO BOSS to design, produce and market a collection of watches, under the BOSS and HUGO brand names, the Company distributed certain watches within the pre-existing HUGO BOSS watch collections, with limited new product introductions. Major new product launches have been planned for spring 2006 at Baselworld, the annual watch and jewelry trade show held in Basel, Switzerland. The new HUGO BOSS watch collection will include classy, sporty, elegant and fashion timepieces with suggested retail prices between $195 and $695.

DESIGN

The Company's continued emphasis on innovation and distinctive design has been an important contributor to the prominence, strength and reputation of Movado Group's brands. The Company's products are created and developed by in-house design teams in both Switzerland and the United States, in cooperation with various outside sources, including licensors' design teams. Senior management is actively involved in the design process.

MARKETING

The Company's marketing strategy is to communicate a consistent brand specific message each time a consumer comes in contact with them. Advertising is an integral component to the successful marketing of the Company's product offerings and therefore, the Company devotes significant resources to advertising. Since 1972, the Company has maintained its own in-house advertising department, which today focuses primarily on the implementation and management of global marketing and advertising strategies for each of its brands, ensuring consistency of presentation. The Company utilizes the creative development of advertising campaigns from outside agencies. Advertising is developed individually for each of the Company's watch brands as well as Movado Boutique jewelry, tabletop and accessories and is directed primarily to the end consumer rather than to trade customers. In addition, advertising is developed by targeting consumers with particular demographic characteristics appropriate to the image and price range of the brand. Advertisements are placed predominantly in magazines and other print media but are also created for radio and television campaigns, catalogs, outdoor and other promotional materials. Marketing expenses totaled 16.1%, 16.2% and 16.1% of net sales in fiscal 2006, 2005 and 2004, respectively.

OPERATING SEGMENTS

The Company conducts its business primarily in two operating segments: Wholesale and Retail. For operating segment data and geographic segment data for the years ended January 31, 2006, 2005 and 2004, see Note 15 to the Consolidated Financial Statements regarding Segment Information.

The Company's wholesale segment includes the design, development, marketing and distribution of high quality watches, in addition to revenue generated from after-sales service activities and shipping. The Retail segment includes the Company's Movado Boutiques and its outlet stores.

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

Wholesale

Domestic Wholesale

The Company sells all of its brands in the domestic wholesale market primarily through major jewelry store chains such as Helzberg Diamonds Corp., Sterling, Inc. and Zale Corporation; department stores, such as Macy's, Neiman Marcus and Saks Fifth Avenue, as well as independent jewelers. Sales to trade customers in the United States, Canada and the Caribbean are made directly by the Company's domestic sales force of approximately 150 employees. Of these employees, sales representatives are responsible for a defined geographic territory, specialize in a particular brand and sell to and service the independent jewelers within their territory. Their compensation is based on salary plus commission. The sales force also consists of account executives and account representatives who, respectively, sell to and service the chain and department store accounts. The latter typically handle more than one of the Company's brands and are compensated based on salary and incentives. In South America, the Company primarily sells Tommy Hilfiger watches through independent distributors.

International Wholesale

The Company sells Movado, Ebel, Concord, Coach and HUGO BOSS watches internationally through its own international sales force of approximately 100 employees operating from the Company's sales and distribution offices in China, France, Germany, Hong Kong, Japan, Singapore, Switzerland, the United Kingdom and the United Arab Emirates. In addition, the Company sells Movado, Ebel, Concord, Coach, HUGO BOSS and Tommy Hilfiger watches through a network of independent distributors operating in numerous countries around the world. A majority of the Company's arrangements with its international distributors are long-term, generally require certain minimum purchases and restrict the distributor from selling competitive products.

Retail

The Company operates in two retail markets, the luxury boutique market and the outlet market. Movado Boutiques reinforce the luxury image of the Movado brand and are a primary strategic focus of the Company. The Company operates 27 Movado Boutiques in North America that are located in upscale regional shopping centers and metropolitan areas. Movado Boutiques are merchandised with select models of Movado watches, as well as proprietary Movado-branded jewelry, tabletop and accessories and other product line extensions. The modern store design creates a distinctive environment that showcases these products and provides consumers with the ability to fully experience the complete Movado design philosophy. The Company's 28 outlet stores are multi-branded and serve solely as an effective vehicle to sell discontinued models and factory seconds of all of the Company's watches, jewelry, tabletop and accessory products. Three additional Movado Boutiques and one outlet are scheduled to open in fiscal year 2007.

SEASONALITY

The Company's domestic sales are traditionally greater during the Christmas and holiday season. Consequently, the Company's net sales historically have been higher during the second half of the fiscal year. The second half of each year accounted for 56.9%, 58.7% and 58.6% of the Company's net sales for the fiscal years ended January 31, 2006, 2005 and 2004, respectively. The amount of net sales and operating profit generated during the second half of each fiscal year depends upon the general level of retail sales during the Christmas and holiday season, as well as economic conditions and other factors beyond the Company's control. The Company does not expect any significant change in the seasonality of its domestic business in the foreseeable future. Major selling seasons in certain international markets center on significant local holidays that occur in late winter or early spring.

BACKLOG

At March 31, 2006, the Company had unfilled orders of $43.5 million compared to $21.4 million and $20.2 million at March 31, 2005 and 2004, respectively. Unfilled orders include both confirmed orders and orders the Company believes will be confirmed based on the historic experience with the customers. It is customary for many of the Company's customers not to confirm their future orders with a formal purchase order until shortly before their desired delivery.

CUSTOMER SERVICE, WARRANTY AND REPAIR

The Company has developed an approach to managing the retail sales process of its wholesale customers that involves monitoring their sales and inventories by product category and style. The Company also assists in the conception, development and implementation of customers' marketing vehicles. The Company places considerable emphasis on cooperative advertising programs with its major retail customers. The Company's retail sales process has resulted in close relationships with its principal customers, often allowing for influence on the mix, quantity and timing of their purchasing decisions. The Company believes that customers' familiarity with its sales approach has facilitated, and should continue to facilitate, the introduction of new products through its existing distribution network.

The Company permits the return of damaged or defective products. In addition, although the Company has no obligation to do so, it does accept limited amounts of product returns from customers in certain instances.

The Company has service facilities around the world including five Company-owned service facilities and approximately 180 authorized independent service centers worldwide. In order to maintain consistency and quality at its service facilities and authorized independent service centers, the Company conducts training sessions for and distributes technical information and updates to repair personnel. All watches sold by the Company come with limited warranties covering the movement against defects in material and workmanship for periods ranging from two to three years from the date of purchase, with the exception of Tommy Hilfiger watches, for which the warranty period is ten years. In addition, the warranty period is five years for the gold plating for Movado watch cases and bracelets. Products that are returned under warranty to the Company are generally serviced by the Company's employees at its service facilities.

The Company retains adequate levels of component parts to facilitate after-sales service of its watches for an extended period of time after the discontinuance of such watches.

In 2003, the Company introduced Customer Wins, a web-based system providing immediate access for the Company's retail partners and consumers to the information they may want or need about after sales service issues. Customer Wins allows the Company's retailers and end consumers to track their repair status online 24 hours a day. The system permits customers to authorize repairs, track repair status through the entire repair life cycle, view repair information, and obtain service order history. Customer Wins can be accessed online at www.mgiservice.com.

SOURCING, PRODUCTION AND QUALITY

The Company does not own any product manufacturing facilities, with the exception of a small manufacturing facility for proprietary movements for its Ebel brand. The Company employs a flexible manufacturing model that relies primarily on independent manufacturers to meet shifts in marketplace demand and changes in consumer preferences. All product sources must achieve and maintain the Company's high quality standards and specifications. With strong supply chain organizations in Switzerland, China and Hong Kong, the

Company maintains control over the quality of its products, wherever they are manufactured. Compliance is monitored with strictly implemented quality control standards, including site quality inspections.

A majority of the Swiss watch movements used in the manufacture of Movado, Ebel, Concord and ESQ watches are purchased from two suppliers. The Company obtains other watch components for all of its brands, including movements, cases, hands, dials, bracelets and straps from a number of other suppliers. The Company does not have long-term supply contract commitments with any of its component parts suppliers. Additionally, the Company manufactures some proprietary movements for its Ebel brand.

Movado, Ebel and Concord watches are generally manufactured in Switzerland by independent third party assemblers with some in-house assembly in Bienne and La Chaux-de-Fonds, Switzerland. Movado, Ebel and Concord watches are manufactured using Swiss movements and other components obtained from third party suppliers. Coach, ESQ, Tommy Hilfiger and HUGO BOSS watches are manufactured by independent contractors. Coach and ESQ watches are manufactured using Swiss movements and other components purchased from third party suppliers. Tommy Hilfiger and HUGO BOSS watches are manufactured using movements and other components purchased from third party suppliers.

TRADEMARKS, PATENTS AND LICENSE AGREEMENTS

The Company owns the trademarks MOVADO(R), EBEL(R) and CONCORD(R), as well as trademarks for the Movado Museum dial design, and related trademarks for watches and jewelry in the United States and in numerous other countries.

The Company licenses ESQUIRE(R), ESQ(R) and related trademarks on an exclusive worldwide basis for use in connection with the manufacture, distribution, advertising and sale of watches pursuant to an agreement with The Hearst Corporation ("Hearst License Agreement"). The current term of the Hearst License Agreement expires December 31, 2009, but contains options for renewal at the Company's discretion through December 31, 2018.

The Company licenses the trademark COACH(R) and related trademarks on an exclusive worldwide basis for use in connection with the manufacture, distribution, advertising and sale of watches pursuant to an agreement with Coach, Inc. ("Coach License Agreement"). The Coach License Agreement expires on January 31, 2008.

Under an agreement with Tommy Hilfiger Licensing, Inc. ("THLI"), the Company has the exclusive license to use the trademark TOMMY HILFIGER(R) and related trademarks in connection with the manufacture of watches worldwide and in connection with the marketing, advertising, sale and distribution of watches at wholesale (and at retail through its outlet stores) in the Western Hemisphere, Europe, Pan Pacific, Latin America and Korea. The term of the license agreement with THLI expires March 31, 2012.

Under its 2004 agreement with HUGO BOSS Trademark Management GmbH & Co ("HUGO BOSS"), the Company received a worldwide exclusive license to use the trademark HUGO BOSS(R) and any other trademarks of HUGO BOSS containing the names "HUGO" or "BOSS", in connection with the production, promotion and sale of watches. The term of the license continues through December 31, 2013, with an optional five-year renewal period.

On November 21, 2005, the Company entered into an agreement with L.C. Licensing, Inc. ("L.C. Licensing"), for the exclusive worldwide license to use the trademarks JUICY COUTURE(TM) and COUTURE COUTURE LOS ANGELES(TM), in connection with the manufacture, advertising, merchandising, promotion, sale and distribution of timepieces and components. The term of the license is through December 31, 2011, with a four-year renewal period at the option of the Company, provided that certain sales thresholds are met.

On March 27, 2006, the Company entered into an exclusive worldwide license agreement with Lacoste S.A., Sporloisirs, S.A. and Lacoste Alligator, S.A. to design, produce, market and distribute Lacoste watches that will be sold under the LACOSTE(R) name and the distinctive "alligator" logo beginning in the first half of 2007. The agreement continues through December 31, 2014 and renews automatically for successive five year periods unless either party notifies the other of non-renewal at least six months before the end of the initial term or any renewal period.

The Company also owns, and has pending applications for, a number of design patents in the United States and internationally for various watch designs, as well as designs of watch cases, bracelets and jewelry.

The Company actively seeks to protect and enforce its intellectual property rights by working with industry associations, anti-counterfeiting organizations, private investigators and law enforcement authorities, including U.S. Customs and Border Protection and, when necessary, sues infringers of its trademarks and patents. Consequently, the Company is involved from time to time in litigation or other proceedings to determine the enforceability, scope and validity of these rights. With respect to the trademarks MOVADO, EBEL, CONCORD and certain other related trademarks, the Company has received exclusion orders that prohibit the importation of counterfeit goods or goods bearing confusingly similar trademarks into the United States. In accordance with customs regulations, these exclusion orders, however, cannot cover the importation of gray-market Movado, Ebel and Concord watches because the Company is the manufacturer of such watches. All of the Company's exclusion orders are renewable.

COMPETITION

The markets for each of the Company's watch brands are highly competitive. With the exception of the Swatch Group, Ltd., a large Swiss-based competitor, no single company competes with the Company across all of its brands. Certain companies, however, compete with Movado Group, Inc. with respect to one or more of its watch brands. Certain of these companies have, and other companies that may enter the Company's markets in the future may have greater financial, distribution, marketing and advertising resources than the Company. The Company's future success will depend, to a significant degree, upon its continued ability to compete effectively with regard to, among other things, the style, quality, price, advertising, marketing, distribution and availability of supply of the Company's watches and other products.

EMPLOYEES

As of January 31, 2006, the Company had approximately 1,300 full-time employees in its domestic and international operations. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement. The Company has never experienced a work stoppage due to labor difficulties and believes that its employee relations are good.

AVAILABLE INFORMATION

The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Company's website, located at www.movadogroup.com, as soon as reasonably practicable after the same are electronically filed with, or furnished to, the Securities and Exchange Commission. The public may read any materials filed by the Company with the SEC at the SEC's public reference room at 100 F. Street, N.E., Washington, D.C., 20549.

The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding the Company at www.sec.gov.

The Company has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees, including the Company's Chief Executive Officer, Chief Financial Officer and principal accounting and financial officers, which is posted on the Company's website. The Company will post any amendments to the Code of Business Conduct and Ethics and any waivers that are required to be disclosed by SEC regulations on the Company's website. In addition, the Company's audit committee charter, compensation committee charter, nominating/corporate governance committee charter and corporate governance guidelines have been posted on the Company's website.

Item 1A. Risk Factors

The following risk factors and the forward-looking statements contained in this Form 10-K should be read carefully in connection with evaluating Movado Group, Inc.'s business. These risks and uncertainties could cause actual results and events to differ materially from those anticipated. Additional risks which the Company does not presently consider material, or of which it is not currently aware, may also have an adverse impact on the business. Please also see "Forward-Looking Statements" on page 1.

The Company faces intense competition in the worldwide watch industry.

The watch industry is highly competitive, and the Company competes globally with numerous manufacturers, importers and distributors, some of which are larger and have greater financial, distribution, advertising and marketing resources. The Company's products compete on the basis of price, features, perceived desirability, reliability and perceived attractiveness. The Company also faces increased competition from internet-based retailers. The Company's future results of operations may be adversely affected by these and other competitors.

Maintaining favorable brand recognition is essential to the success of the Company, and failure to do so could materially and adversely affect the Company's results of operations.

Favorable brand recognition is an important factor to the future success of the Company. The Company sells its products under a variety of owned and licensed brands. Factors affecting brand recognition are often outside the Company's control, and the Company's efforts to create or enhance favorable brand recognition, such as advertising campaigns, product design and anticipation of fashion trends, may not have their desired effects. Additionally, the Company relies on its license partners to maintain favorable brand recognition of their respective parent brands, and the Company often has no control over the brand management efforts of its license partners. Finally, although the Company's independent distributors are subject to contractual requirements to protect the Company's brands, it may be difficult to monitor or enforce such requirements, particularly in foreign jurisdictions. Any decline in perceived favorable recognition of the Company's owned or licensed brands could materially and adversely affect future results of operations and profitability.

If the Company is unable to respond to changes in consumer demands and fashion trends in a timely manner, sales and profitability could be adversely affected.

Fashion trends and consumer demands and tastes often shift quickly. The Company attempts to monitor these trends in order to adapt its product offerings to suit customer demand. There is a risk that the Company will not properly perceive changes in trends or tastes, which may result in the failure to adapt the Company's products accordingly. In addition, new model designs are regularly introduced into the market for all brands to keep ahead of evolving fashion trends as well as to initiate new trends of their own. There is risk that the public may not favor these new models or that the models may not be ready for sale until after the trend has passed. If the Company fails to respond to and keep up to date with fashion trends and consumer demands and tastes, its brand image, sales, profitability and results of operations could be materially and adversely affected.

If the Company misjudges the demand for its products, high inventory levels could adversely affect future operating results and profitability.

Consumer demand for the Company's products can affect inventory levels. If consumer demand is lower than expected, inventory levels can rise causing a strain on operating cash flow. If the inventory cannot be sold through the Company's wholesale or retail outlets, additional reserves or write-offs to future earnings could be necessary. Conversely, if consumer demand is higher than expected, insufficient inventory levels could result in unfulfilled customer orders, loss of revenue and an unfavorable impact on customer relationships. Failure to properly judge consumer demand and properly manage inventory could have a material, adverse effect on profitability and liquidity.

An increase in product returns could negatively impact the Company's operating results and profitability.

The Company recognizes revenue as sales when merchandise is shipped and title transfers to the customer. The Company permits the return of damaged or defective products and accepts limited amounts of product returns in certain instances. Accordingly, the Company provides allowances for the estimated amounts of these returns at the time of revenue recognition based on historical experience. While such returns have historically been within management's expectations and the provisions established, future return rates may differ from those experienced in the past. Any significant increase in product damages or defects and the resulting credit returns could have a material adverse effect on the Company's operating results for the period or periods in which such returns materialize.

The Company's business relies on the use of independent parties to manufacture its products. Any loss of an independent manufacturer, or the Company's inability to deliver quality goods in a timely manner, could have an adverse affect on customer relations, brand image, net sales and results of operations.

The Company employs a flexible manufacturing model that relies primarily on independent manufacturers to meet shifts in marketplace demand. All product sources must achieve and maintain the Company's high quality standards and specifications. The inability of a manufacturer to ship orders in a timely manner or to meet the Company's high quality standards and specifications could cause the Company to miss committed delivery dates with customers, which could result in cancellation of the customers' orders. In addition, delays in delivery of satisfactory products could have a material, adverse effect on the Company's profitability if the delays cause the Company to be unable to market certain products during the seasonal periods during which its sales are typically higher. See "Risk Factors - The Company's business is seasonal, with sales traditionally greater during certain holiday seasons, so events and circumstances that adversely affect holiday consumer spending will have a disproportionately adverse effect on the Company's results of operations." A majority of the Swiss watch movements used in the manufacture of Movado, Ebel, Concord and ESQ watches are purchased from two suppliers. Additionally, the Company does not have long-term supply commitments with its manufacturers and thus competes for production facilities with other organizations, some of which are larger and have greater resources.

If the Company loses any of its license agreements, there may be significant loss of revenues and a negative effect on business.

Many of the Company's brands are subject to license agreements. License agreements give the Company the right to produce, market and distribute certain products under the brand names of ESQ, Coach, Tommy Hilfiger, HUGO BOSS, Juicy Couture and beginning in 2007, Lacoste. There are certain minimum royalty payments as well as other requirements associated with these agreements. Failure to meet any of these requirements could result in the loss of the license. Additionally, after the term of the license agreement has concluded, the licensor may decide not to renew with the Company. Any loss of one or more of the Company's licenses could result in loss of future revenues which could adversely affect its financial condition.

Changes in the sales mix of the Company's products could impact gross profit margins.

The individual brands that are sold by the Company are sold at a wide range of price points and yield a variety of gross profit margins. Thus, the mix of sales by brand can have an impact on the gross profit margins of the Company. If the Company's sales mix shifts unfavorably toward brands with lower gross profit margins than the Company's historical consolidated gross profit margin or if the mix of business changes significantly in the Movado Boutiques, it could have an adverse affect on the results of operations.

The Company's business is seasonal, with sales traditionally greater during certain holiday seasons, so events and circumstances that adversely affect holiday consumer spending will have a disproportionately adverse effect on the company's results of operations.

The Company's sales are seasonal by nature. The Company's U.S. domestic sales are traditionally greater during the Christmas and holiday season. Internationally, major selling seasons center on significant local holidays that occur in late winter or early spring. The amount of net sales and operating income generated during these seasons depends upon the general level of retail sales during the Christmas and holiday season, as well as economic conditions and other factors beyond the Company's control. If events or circumstances were to occur that negatively impact consumer spending during such holiday seasons, it could have a material, adverse effect on the Company's sales, profitability and results of operations.

If the economy faces a recessionary period, purchases of the Company products may be adversely affected.

Some of the Company's products fall into higher price categories that are considered discretionary luxury items. Consumer purchases of discretionary luxury items can change due to many economic and global factors. Declining confidence in the U.S. or international economies, rising interest rates and taxation issues could adversely affect the level of available discretionary income for consumers to spend. In addition, events such as war, terrorism, natural disasters or outbreaks or disease could further dampen consumer spending on luxury items. If any of these events should occur, the Company could suffer from losses of future sales.

If the Company is unable to successfully implement its growth strategies or manage its growing business, its future operating results could suffer.

The Company is constantly expanding its business through acquisitions, license agreements, joint ventures and new initiatives such as the growing Movado Boutique business. There is risk involved with each of these. Acquisitions and new license agreements require the Company to ensure that new brands will successfully complement the other brands in its portfolio. The Company assumes the risk that the new brand will not be viewed by the public as favorably as its other brands. In addition, the integration of an acquired company or licensed brand into the Company's existing business can strain the Company's current infrastructure with the additional work required and there can be no assurance that the integration of acquisitions or licensed brands will be successful or that acquisitions or licensed brands will generate sales increases. The Company needs to ensure it has the proper manpower and systems in place to allow for successful assimilation of new businesses. The risk involved in growing the Movado Boutique business is that the Company will not be able to successfully implement its business model. In addition, the costs associated with leasehold improvements to current Boutiques and the costs associated with opening new Boutiques could have a material adverse effect on the Company's financial condition and results of operations. The inability to successfully implement its growth strategies could adversely affect the Company's future financial condition and results of operations.

The loss or infringement of trademarks of the Company could have an adverse effect on future results of operations.

The Company believes that its trademarks are vital to the competitiveness and success of the business and has taken the appropriate actions to establish and protect them. There can be no assurance, however, that such actions will be adequate to prevent imitation of the Company's products or infringement of its trademarks or that others will not challenge the Company's rights in, or its ownership of certain trademarks, or that such trademarks will be successfully defended. In addition, the laws of some foreign countries, including some of which the Company sells its products, may not protect the rights to these trademarks to the same extent as do the laws of the United States, which could make it more difficult to successfully defend such challenges in these areas. The inability to obtain or maintain rights in the Company's trademarks could have an adverse effect on brand image and future results of operations.

Pricing fluctuations of commodities could adversely affect the Company's ability to produce product at favorable prices.

Some of the Company's higher-end watch offerings are made with materials such as diamonds, precious metals and gold. The Company's proprietary jewelry is manufactured with silver, gold and platinum, semi-precious and precious stones, and diamonds. A significant change in the prices of these commodities could adversely affect the Company's business by:

     -    reducing gross profit margins;

     -    forcing an increase in suggested retail prices; which could lead to

     -    decreasing consumer demand; which could lead to

     -    higher inventory levels.

All of the above could adversely affect the Company's future cash flow and results of operations.

The Company's business is subject to foreign currency exchange rate risk.

The majority of the Company's inventory purchases are denominated in Swiss francs. The Company operates under a hedging program which utilizes forward exchange contracts and purchased foreign currency options to mitigate foreign currency risk. If these hedge instruments are unsuccessful at minimizing the risk or are deemed ineffective, any fluctuation of the Swiss franc exchange rate could impact the future results of operations. Changes in currency exchange rates may also affect relative prices at which the Company and its foreign competitors sell products in the same market. A portion of the Company's net sales are derived from international subsidiaries and are denominated in Canadian dollars, Swiss francs, Euros, Hong Kong dollars, Singapore dollars, Japanese yen and British pounds. Future revenues derived in these currencies could be affected by currency fluctuations.

The Grinberg family owns a majority of the voting power of the Company's stock.

Each share of common stock of the Company is entitled to one vote per share while each share of class A common stock of the Company is entitled to ten votes per share. While the members of the Grinberg family do not own a majority of the Company's outstanding common stock, by their significant holdings of class A common stock they control a majority of the voting power represented by all outstanding shares of both classes of stock. Consequently, the Grinberg family is in a position to significantly influence any matters that are brought to a vote of the shareholders including, but not limited to, the election of the board of directors and approving any action requiring the approval of shareholders, including any amendments to the Company's certificate of incorporation, mergers or sales of all or substantially all of the Company's assets. This concentration of ownership also may delay, defer or even prevent a change in control of the Company and make some transactions more difficult or impossible without the support of the Grinberg family. These transactions might include proxy contests, tender offers, mergers or other purchases of common stock that could give stockholders the opportunity to realize a premium over the then-prevailing market price for shares of the Company's common stock.

The stock price of the Company could fluctuate and possibly decline due to changes in revenue, operating results and cash flow.

The revenue, results of operations and cash flow of the Company can be affected by several factors, some of which are not controllable by the Company. These factors may include, but are not limited to, the following:

          -    the ability to anticipate consumer demands and fashion trends;

          -    increased competition within the watch industry;

          - a downturn in the local or global economy that could affect the purchase of consumer discretionary goods;

          -    material fluctuations in foreign exchange rates or commodities;

          - the ability to prevent the loss of or infringement upon the Company's trademarks;

          -    the loss of any of the Company's license agreements;

          -    the financial stability of the Company's customers;

          -    the success of the Company's growth strategies; and

          - disease, natural disasters, acts of terrorism or war or other similar global events.

The factors above, as well as any other factors discussed in section 1A of this Form 10-K, could cause a decline in revenues or increased expenses, both of which could have an adverse effect on the results of operations. If the Company's earnings failed to meet the expectations of the public in any given period, the Company's stock price could fluctuate and possibly decline.

If the Company were to lose its relationship with any of its key customers or distributors or any of such customers or distributors were to experience financial difficulties, there may be a significant loss of revenue and operating results.

The Company's customer base covers a wide range of distribution including national jewelry store chains such as Helzberg Diamonds Corp., Sterling, Inc. and Zale Corporation, department stores such as Macy's, Neiman Marcus and Saks Fifth Avenue, independent regional jewelers, licensed partner retail stores and a network of distributors in many countries throughout the world. The Company does not have long term purchase contracts with its customers, nor does it have a significant backlog of unfilled orders. Customer purchasing decisions could vary with each selling season. A material change in the Company's customers' purchasing decisions could have an adverse effect on its revenue and operating results.

The Company extends credit to its customers based on an evaluation of each customer's financial condition usually without requiring collateral. Should any of the Company's larger customers experience financial difficulties, it could result in the Company's curtailing doing business with them or an increase in its exposure related to its accounts receivable. The inability to collect on these receivables could have an adverse effect on the Company's financial results.

If the Company were to lose key members of management or be unable to attract and retain the talent required for the business, operating results could suffer.

The Company's ability to execute key operating initiatives as well as to deliver product and marketing concepts appealing to target consumers depends largely on the efforts and abilities of key executives and senior management's competencies. The unexpected loss of one or more of these individuals could have an adverse effect on the future business. The Company cannot guarantee that it will be able to attract and retain the talent and skills needed in the future.

If the Company were unable to maintain existing space or to lease new space for Boutiques in prime mall locations or be unable to complete construction on a timely basis, it may result in adversely affecting the Company's ability to achieve profitable results in the Boutique business.

The Company's strategy to create a Movado lifestyle image and build retail presence with product assortments that complement successful wholesale watch distribution is a key element in the Company's future business plans. Movado Boutiques are strategically located in the top malls throughout the United States. If the Company could not maintain and secure locations in the prime malls it could jeopardize the operations of the stores and business plans for the future. Additionally, if the Company could not complete construction in new stores within the planned timeframes, cost overruns and lost revenue could adversely affect the profitability of the Boutique segment.

If the Company could not secure financing and credit with favorable terms, the Company could suffer high borrowing costs which could impact financial results.

The Company has been able to secure financing and credit facilities with very favorable terms due to the Company's financial stability and good relationships with its lending partners. If conditions were to change where the Company was unable to comply with its key covenants in its lending agreements or where relationships were to deteriorate it could increase the borrowing rates and have an adverse effect on financial results.

The Company relies heavily on its activities outside of the United States. Many factors affecting business activities outside the United States could result in an adverse impact on the business.

The Company produces all of its watches and a portion of its proprietary jewelry outside the United States and primarily in Europe and Asia. The Company also generates approximately 21% of its revenue through international sources. Factors that could affect the business activity vary by region and market and generally include without limitation:

     - changes in social, political and/or economic conditions that could disrupt the trade activity in the countries where the Company's manufacturers, suppliers and customers are located;

     - the imposition of additional duties, taxes and other charges on imports and exports;

     -    changes in foreign laws and regulations;

     -    the adoption or expansion of trade sanctions; and

     - a significant change in currency valuation in specific countries or markets.

The occurrence or consequences of any of these risks could affect the Company's ability to operate in the affected regions. This could have an adverse effect on the Company's financial results.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company leases various facilities in North America, Europe, the Middle East and Asia for its corporate, manufacturing, distribution and sales operations. As of January 31, 2006, the Company's leased facilities were as follows:

                                                                                  Square       Lease
Location                               Function                                  Footage     Expiration
--------                               --------                                  -------     ----------
Moonachie, New Jersey                  Watch assembly, distribution and repair   100,000   May 2010
Paramus, New Jersey                    Executive offices                          90,050   June 2013
Bienne, Switzerland                    Corporate functions, watch sales,          56,400   April 2007
                                       distribution, assembly and repair
Villers le Lac, France                 European service and watch distribution    12,800   January 2015
Kowloon, Hong Kong                     Watch sales, distribution and repair       12,300   June 2007
Markham, Canada                        Office, distribution and repair            11,200   June 2007
ChangAn Dongguan, China                Quality control and engineering             9,600   June 2010
Hackensack, New Jersey                 Warehouse                                   6,600   July 2007
Munich, Germany                        Watch sales                                 3,300   August 2008
Grenchen, Switzerland                  Watch sales                                 2,800   March 2006
New York, New York                     Public relations office                     2,700   April 2008
Coral Gables, Florida                  Caribbean office, watch sales               1,500   November 2006
Shanghai, China                        Market research                             1,100   July 2006
Singapore                              Watch sales, distribution and repair        1,100   August 2006
Dubai, United Arab Emirates            Watch sales                                   730   July 2007
Richmond-Upon-Thames, United Kingdom   Watch sales                                   500   February 2006
Tokyo, Japan                           Watch sales                                   270   July 2007

All of the foregoing facilities are used exclusively in connection with the wholesale segment of the Company's business except that a portion of the Company's executive office space in Paramus, New Jersey is used in connection with management of its retail business.

The Company owns three properties totaling 40,400 square feet located in La Chaux-de-Fonds, Switzerland used for manufacturing, storage and public relations. In addition, the Company acquired an architecturally significant building in La Chaux-de-Fonds in 2004 as part of its acquisition of Ebel.

The Company also owns approximately 2,500 square feet of office space in Hanau, Germany, which it previously used for sales, distribution and watch repair functions.

The Company also leases retail space for the operation of 27 Movado Boutiques in the United States, each of which averages 2,200 square feet (with the exception of the Company's Soho Boutique in New York City which is approximately 4,700 square feet and the Company's Boutique in The Mall at Short Hills in New Jersey, which is approximately 3,200 square feet) expiring from June 2006 to September 2016. In addition, the Company leases retail space averaging 1,600 square feet per store with leases expiring from June 2006 to January 2016 for the operation of the Company's 28 outlet stores in the United States.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of fiscal 2006.

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Shareholder Matters

As of March 31, 2006, there were 50 holders of record of Class A Common Stock and, the Company estimates, 6,583 beneficial owners of the Common Stock represented by 392 holders of record. The Common Stock is traded on the New York Stock Exchange under the symbol "MOV" and on March 31, 2006, the closing price of the Common Stock was $23.08. The quarterly high and low split-adjusted closing prices for the fiscal years ended January 31, 2006 and 2005 were as follows:

                Fiscal Year Ended   Fiscal Year Ended
                 January 31, 2006   January 31, 2005
                -----------------   -----------------
Quarter Ended      Low     High        Low     High
-------------    ------   ------     ------   ------
April 30         $15.94   $19.58     $12.63   $15.31
July 31          $15.83   $19.38     $14.30   $17.24
October 31       $16.70   $20.00     $13.02   $17.81
January 31       $17.30   $19.29     $17.16   $18.95

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

During the fiscal year ended January 31, 2005, the Board of Directors approved four $0.04 per share quarterly cash dividends, which reflects the effect of the fiscal 2005 two-for-one stock split. On March 23, 2005, the Board approved an increase in the quarterly cash dividend rate from $0.04 to $0.05 per share. On March 28, 2006, the Board approved an increase in the quarterly cash dividend rate from $0.05 to $0.06 per share. The declaration and payment of future dividends, if any, will be at the sole discretion of the Board of Directors and will depend upon the Company's profitability, financial condition, capital and surplus requirements, future prospects, terms of indebtedness and other factors deemed relevant by the Board of Directors. See Notes 5 and 6 to the Consolidated Financial Statements regarding contractual restrictions on the Company's ability to pay dividends.

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

                                                                    Fiscal Year Ended January 31,
                                                        ----------------------------------------------------
                                                          2006       2005       2004       2003       2002
                                                        --------   --------   --------   --------   --------
Statement of Income Data:
Net sales                                               $470,941   $418,966   $330,214   $300,077   $299,725
Cost of sales                                            184,621    168,818    129,908    115,907    115,653
                                                        --------   --------   --------   --------   --------
Gross profit                                             286,320    250,148    200,306    184,170    184,072
Selling, general and administrative (1) (2)              238,283    215,072    165,525    152,394    157,799
                                                        --------   --------   --------   --------   --------
Operating profit                                          48,037     35,076     34,781     31,776     26,273
Other income, net (3) (4)                                  1,008      1,444         --         --         --
Interest expense, net                                      4,109      3,430      3,044      3,916      5,415
                                                        --------   --------   --------   --------   --------
Income before taxes and cumulative effect of a change
   in accounting principle                                44,936     33,090     31,737     27,860     20,858
Provision for income taxes (5) (6)                        18,319      6,783      8,886      7,801      3,735
                                                        --------   --------   --------   --------   --------
Income before cumulative effect of a change in
   accounting principle                                   26,617     26,307     22,851     20,059     17,123
Cumulative effect of a change in accounting principle         --         --         --         --       (109)
                                                        --------   --------   --------   --------   --------
Net income                                              $ 26,617   $ 26,307   $ 22,851   $ 20,059   $ 17,014
                                                        ========   ========   ========   ========   ========
Net income per share-Basic (7)                          $   1.05   $   1.06   $   0.95   $   0.84   $   0.73
Net income per share-Diluted (7)                        $   1.02   $   1.03   $   0.92   $   0.82   $   0.71
Basic shares outstanding (7)                              25,273     24,708     24,101     23,739     23,366
Diluted shares outstanding (7)                            26,180     25,583     24,877     24,381     24,014
Cash dividends declared per share (7)                   $   0.20   $   0.16   $  0.105   $   0.06   $   0.06

Balance Sheet Data (End of Period):
Working capital (8)                                     $369,227   $303,225   $252,883   $219,420   $153,932
Total assets                                            $549,892   $477,074   $390,967   $345,154   $290,676
Total long-term debt                                    $109,955   $ 45,000   $ 35,000   $ 35,000   $ 40,000
Shareholders' equity                                    $321,678   $316,557   $274,713   $236,212   $172,470

(1) Fiscal 2005 includes a non-cash impairment charge of $2.0 million recorded in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144").

(2) Fiscal 2002 includes a one-time severance and early retirement charge of $2.7 million.

(3) The fiscal 2006 other income is comprised of a pre-tax gain of $2.6 million on the sale of a building offset by a pre-tax loss of $1.6 million representing the impact of the discontinuation of foreign currency cash flow hedges because it was not probable that the forecasted transactions would occur by the end of the originally specified time period.

(4) The fiscal 2005 other income is comprised of a $1.4 million litigation settlement.

(5) The fiscal 2006 effective tax rate of 40.8% reflects a tax charge of $7.5 million associated with repatriated foreign earnings under the American Jobs Creation Act of 2004.

(6) The effective tax rate for fiscal 2005 was reduced to 20.5% principally as the result of adjustments in the fourth quarter relating to refunds from a retroactive Swiss tax ruling and a favorable U.S. tax accrual adjustment.

(7) For all periods presented, basic and diluted shares outstanding, and the related "per share" amounts reflect the effect of the fiscal 2005 two-for-one stock split.

(8) The Company defines working capital as current assets less current liabilities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

GENERAL

Wholesale Sales. The primary factors that influence annual sales are general economic conditions in the Company's domestic and international markets, new product introductions, the level and effectiveness of advertising and marketing expenditures and product pricing decisions.

Approximately 21% of the Company's total sales are from international markets and therefore reported sales made in those markets are affected by foreign exchange rates. The Company's international sales are billed in local currencies (predominantly Euros and Swiss francs) and translated to U.S. dollars at average exchange rates for financial reporting purposes. With the acquisition of Ebel in March of 2004 and the introduction of HUGO BOSS watches, the Company expects that a higher percentage of its total sales will be derived from international markets in the future.

The Company's business is seasonal. There are two major selling seasons in the Company's markets: the spring season, which includes school graduations and several holidays and, most importantly, the Christmas and holiday season. Major selling seasons in certain international markets center on significant local holidays that occur in late winter or early spring. The Company's net sales historically have been higher during the second half of the fiscal year. The second half of the fiscal year ended January 31, 2006 accounted for 56.9% of the Company's net sales.

Retail Sales. The Company's retail operations consist of 27 Movado Boutiques and 28 outlet stores located throughout the United States. The Company does not have any retail operations outside of the United States.

The significant factors that influence annual sales volumes in the Company's retail operations are similar to those that influence domestic wholesale sales. In addition, many of the Company's outlet stores are located near vacation destinations and, therefore, the seasonality of these stores is driven by the peak tourist seasons associated with these locations.

Gross Margins. The Company's overall gross margins are primarily affected by four major factors: brand and product sales mix, product pricing strategy, manufacturing costs and the U.S. dollar/Swiss franc exchange rate. Gross margins for the Company may not be comparable to those of other companies, since some companies include all the costs related to its distribution network in cost of sales whereas the Company does not include the costs associated with its U.S. warehousing and distribution facility nor the occupancy costs for the retail segment in the cost of sales line item.

Gross margins vary among the brands included in the Company's portfolio and also among watch models within each brand. Watches in the luxury and premium price point categories generally earn lower gross margin percentages than moderate price models. Gross margins in the Company's outlet business are lower than those of the wholesale business since the outlets primarily sell seconds and discontinued models that generally command lower selling prices. Gross margins in the Movado Boutiques are affected by the mix of product sold. The margins from the sale of watches are greater than those from the sale of jewelry and accessories. Gross margins from the sale of watches in the Movado Boutiques also exceed those of the wholesale business since the Company earns margins from manufacture to point of sale to the consumer.

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

Since a substantial amount of the Company's product costs are incurred in Swiss francs, fluctuations in the U.S. dollar/Swiss franc exchange rate can impact the Company's cost of goods sold and, therefore, its gross margins. The Company hedges its Swiss franc purchases using a combination of forward contracts, purchased currency options and spot purchases. The Company's hedging program had the effect of minimizing the exchange rate impact on product costs and gross margins.

Selling, General and Administrative ("SG&A") Expenses. The Company's SG&A expenses consist primarily of marketing, selling, distribution and general and administrative expenses. Annual marketing expenditures are based principally on overall strategic considerations relative to maintaining or increasing market share in markets that management considers to be crucial to the Company's continued success as well as on general economic conditions in the various markets around the world in which the Company sells its products.

Selling expenses consist primarily of salaries, sales commissions, sales force travel and related expenses, expenses associated with Baselworld, the annual watch and jewelry trade show and other industry trade shows and operating costs incurred in connection with the Company's retail business. Sales commissions vary with overall sales levels. Retail selling expenses consist primarily of payroll related and store occupancy costs.

Distribution expenses consist primarily of salaries of distribution staff, rental and other occupancy costs, security, depreciation and amortization of furniture and leasehold improvements and shipping supplies.

General and administrative expenses consist primarily of salaries and other employee compensation, employee benefit plan costs, office rent, management information systems costs, professional fees, bad debts, depreciation and amortization of furniture and leasehold improvements, patent and trademark expenses and various other general corporate expenses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and those significant policies are more fully described in Note 1 to the Company's Consolidated Financial Statements. The preparation of these financial statements and the application of certain critical accounting policies require management to make judgments based on estimates and assumptions that affect the information reported. On an on-going basis, management evaluates its estimates and judgments, including those related to sales discounts and markdowns, product returns, bad debt, inventories, income taxes, warranty obligations, and contingencies and litigation. Management bases its estimates and judgments about the carrying values of assets and liabilities that are not readily apparent from other sources on historical experience, contractual commitments and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following are the critical accounting policies requiring significant judgments and estimates used in the preparation of its consolidated financial statements.

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

Allowance for Doubtful Accounts

Accounts receivable are reduced by an allowance for amounts that may be uncollectible in the future. Estimates are used in determining the allowance for doubtful accounts and are based on an analysis of the aging of accounts receivable, assessments of collectibility based on historic trends, the financial condition of the Company's customers and an evaluation of economic conditions. While the actual bad debt losses have historically been within the Company's expectations and the allowances established, there can be no guarantee that the Company will continue to experience the same bad debt loss rates. As of January 31, 2006, the Company knew of no situations with any of the Company's major customers which would indicate the customer's inability to make their required payments.

Inventories

The Company values its inventory at the lower of cost or market. The Company's domestic inventory is valued using the first-in, first-out (FIFO) method. The cost of finished goods and component inventories, held by overseas subsidiaries, are determined using average cost. The Company's management regularly reviews its sales to customers and customers' sell through at retail to evaluate the adequacy of inventory reserves. Inventory with less than acceptable turn rates is classified as discontinued and, together with the related component parts which can be assembled into saleable finished goods, is sold through the Company's outlet stores. When management determines that finished product is unsaleable in the Company's outlet stores or that it is impractical to build the remaining components into watches for sale in the outlets, a reserve is established for the cost of those products and components. These estimates could vary significantly, either favorably or unfavorably, from actual requirements depending on future economic conditions, customer inventory levels or competitive conditions which may differ from the Company's expectations.

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

The Company performs an impairment review, at a minimum, on an annual basis. However, the Company will review its long-lived assets for impairment once events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). When such a determination has been made, management compares the carrying value of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss is recognized during that period. The impairment loss is calculated as the difference between asset carrying values and the fair value of the long-lived assets.

During fiscal 2006, the Company performed the review which resulted in no impairment charge. During the fourth quarter of fiscal 2005, the Company determined that the carrying value of its long-lived assets in the Movado Boutique located in the Soho section of New York City, might not be recoverable. The impairment review was performed pursuant to SFAS No. 144 because of an economic downturn affecting the Soho Boutique operations and revenue forecasts. As a result, the Company recorded a non-cash pretax impairment charge of $2.0 million consisting of property, plant and equipment of $0.8 million and other assets of $1.2 million. The entire impairment charge is included in the selling, general and administrative expenses in the fiscal 2005 Consolidated Statements of Income. The Company will continue to operate this boutique. There were no impairment losses related to long-lived assets in fiscal 2004.

Warranties

All watches sold by the Company come with limited warranties covering the movement against defects in material and workmanship for periods ranging from two to three years from the date of purchase, with the exception of Tommy Hilfiger watches, for which the warranty period is ten years. In addition, the warranty period is five years for the gold plating for Movado watch cases and bracelets. The Company records an estimate for future warranty costs based on historical repair costs. Warranty costs have historically been within the Company's expectations and the provisions established. If such costs were to substantially exceed estimates, this could have an adverse effect on the Company's operating results.

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

RESULTS OF OPERATIONS

The following is a discussion of the results of operations for fiscal 2006 compared to fiscal 2005 and fiscal 2005 compared to fiscal 2004 along with a discussion of the changes in financial condition during fiscal 2006.

The following are net sales by business segment (in thousands):

                    Fiscal Year Ended January 31,
                   ------------------------------
                     2006       2005       2004
                   --------   --------   --------
Wholesale:
   Domestic        $286,825   $256,331   $224,866
   International     98,558     88,697     44,475
Retail               85,558     73,938     60,873
                   --------   --------   --------
Net Sales          $470,941   $418,966   $330,214
                   ========   ========   ========

The following table presents the Company's results of operations expressed as a percentage of net sales for the fiscal years indicated:

                                                         Fiscal Year Ended January 31,
                                               ------------------------------------------------
                                                    2006             2005             2004
                                               --------------   --------------   --------------
                                               % of net sales   % of net sales   % of net sales
                                               --------------   --------------   --------------
Net sales                                          100.0%           100.0%           100.0%
Gross margin                                        60.8%            59.7%            60.6%
Selling, general and administrative expenses        50.6%            51.3%            50.1%
Operating profit                                    10.2%             8.4%            10.5%
Other income                                         0.2%             0.3%              --
Interest expense, net                                0.9%             0.8%             0.9%
Income taxes                                         3.9%             1.6%             2.7%
Net income                                           5.6%             6.3%             6.9%

Fiscal 2006 Compared to Fiscal 2005

Net Sales

Net sales in fiscal 2006 were $470.9 million, or 12.4% above fiscal 2005 sales of $419.0 million. For the year, sales increases were recorded in all business segments and all brands, except the Concord brand.

Domestic Wholesale Net Sales

The domestic wholesale business increased by 11.9%, or $30.5 million, to $286.8 million. A sales increase of $12.1 million was recorded in the Movado brand. This sales growth was achieved through the introduction of new styling and variations within existing watch families, including the addition of diamonds to offer fresh elements appealing to the Movado customer coupled with strong iconic marketing and advertising support. The

ESQ brand recorded a sales increase of $8.1 million due to the successful repositioning of the brand in the entry level Swiss watch category by the introduction of new product with integrated marketing support and a new advertising campaign which led to strong retailer demand. The Ebel brand recorded a sales increase of $6.0 million. This strong performance reflects the cumulative impact of the Company's efforts over the past two years to re-establish the brand with product and marketing support to bring the brand image back to its roots and values. Concord sales were below prior year by $1.8 million, primarily due to reduced retailer demand and sell through to the ultimate consumer.

International Wholesale Net Sales

The international wholesale business increased by 11.1%, or $9.9 million, to $98.6 million. Ebel and Tommy Hilfiger recorded increases of $9.1 million and $4.8 million, respectively. The increases in Ebel were achieved in virtually all international markets. This was primarily the result of stronger retailer demand for the new product introductions and the Company's marketing and advertising support. Tommy Hilfiger sales increased primarily in Europe due to market expansions and increased consumer recognition and demand. Concord sales were below prior year by $3.9 million due to sales decreases recorded in Asia and the Middle East.

Retail Net Sales

Sales in the Company's retail segment increased by $11.6 million, or 15.7%, to $85.6 million. Comparable store sales increases of 8.5% were achieved in the Movado Boutiques. In addition, non-comparable store sales grew by $6.0 million over the prior year. Comparable store sales in the Company outlet stores increased by 7.3%. At January 31, 2006, the Company operated 27 Movado Boutiques and 28 outlet stores as compared to 24 Movado Boutiques and 27 outlet stores at January 31, 2005.

The Company considers comparative store sales to be sales of stores that were open as of February 1st of the prior fiscal year through January 31st of the current fiscal year. The sales from stores that have been relocated, renovated or refurbished are included in the calculation of comparable store sales. The method of calculating comparative store sales varies across the retail industry. As a result, the calculation of comparative store sales may not be comparable to similar measures reported by other companies.

Gross Margin

Gross margin for the year was $286.3 million, an increase of $36.2 million over prior year gross margin of $250.1 million. The increase of $36.2 million was primarily due to increased sales of $52.0 million as well as an overall increase in the gross margin as a percent of sales from 59.7% to 60.8%. The higher gross margin percentage was attributed to margin improvements in most of the Company's brands, particularly Ebel. This improvement was due to Ebel being fully-integrated into the Company's existing supply chain. In addition, the Movado Boutiques margin rate improved due to both the product mix and generally higher margins in jewelry.

Selling, General and Administrative Expenses

SG&A expenses of $238.3 million increased by $23.2 million, or 10.8%, from $215.1 million in fiscal 2005. The primary reasons for the increase was $7.1 million of increased spending in support of the retail expansion, increased marketing spending of $7.3 million to support the new and existing brands and a $4.9 million increase in payroll and related infrastructure costs in support of brand growth and expansion. Fiscal 2005 amounts include a non-cash impairment charge of $2.0 million related to the Soho Boutique.

Wholesale Operating Profit

Operating profit in the wholesale segment increased by $9.2 million to $42.3 million. The increase is the net result of higher gross margin of $27.3 million, partially offset by an increase in SG&A expenses of $18.1 million. The higher gross margin of $27.3 million was primarily the result of an increase in net sales of $40.4 million. The increase in the SG&A expenses of $18.1 million is primarily due to increased marketing spending of $7.3 million to support the brand growth initiatives and a $4.9 million increase in payroll and related infrastructure costs in support of the brand growth and expansion.

Retail Operating Profit

Operating profit in the retail segment increased by $3.7 million to $5.7 million at January 31, 2006. The increase in the operating profit was the net result of higher gross profit of $8.8 million partially offset by higher SG&A expenses of $5.1 million. The increased gross profit was primarily attributed to the increase in net sales of $11.6 million as well as higher gross margins in the Movado Boutiques due to both product mix and generally higher margins in jewelry. The higher SG&A expenses were primarily due to the costs associated with the retail expansion. This amount included higher payroll related expense of $3.2 million, increased occupancy costs of $1.6 million and increased depreciation expense of $0.8 million. Fiscal 2005 amounts include a non-cash impairment charge of $2.0 million for the Soho Boutique.

Other Income

The Company recorded other income for the year ended January 31, 2006 of $1.0 million. The Company recorded a pre-tax gain of $2.6 million on the sale of a building acquired on March 1, 2004 in connection with the acquisition of Ebel. The building was classified as an asset held for sale in other current assets. Additionally, the Company recorded a pre-tax loss of $1.6 million representing the impact of the discontinuation of foreign currency cash flow hedges because it was not probable that the forecasted transactions would occur by the end of the originally specified time period.

The Company recognized other income for the year ended January 31, 2005 from a litigation settlement in the amount of $1.4 million.

Interest Expense

Interest expense for fiscal 2006 was $4.1 million, reflecting a 19.8% increase over fiscal 2005 interest of $3.4 million. The increase was primarily the result of higher average borrowings, which were $78.7 million or 35.7% above the prior year. The increased borrowings were incurred in Switzerland in order to repatriate foreign earnings under the American Jobs Creation Act of 2004 as well as to fund the Company's working capital needs. Additionally, higher borrowing rates for the year contributed to the increase in expense.

For borrowings data for the years ended January 31, 2006 and 2005, see Notes 5 and 6 to the Consolidated Financial Statements regarding Bank Credit Arrangements and Lines of Credit and Long-Term Debt. For further information on the American Jobs Creation Act of 2004, see Note 9 to the Consolidated Financial Statements.

Income Taxes

The Company's income tax provision amounted to $18.3 million and $6.8 million in fiscal 2006 and 2005 respectively. This represents an effective tax rate of 40.8% in fiscal 2006 compared to 20.5% for fiscal 2005. The higher effective tax rate for 2006 is primarily due to the fourth quarter 2006 tax charge of $7.5 million associated with repatriated foreign earnings under the American Jobs Creation Act of 2004. For additional information related to income taxes for the years ended January 31, 2006 and 2005, see Note 9 to the Consolidated Financial Statements. In the prior year, the lower effective tax rate was the result of a retroactive favorable Swiss tax ruling and a favorable U.S. tax accrual adjustment.

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

Retail Net Sales

Sales in the Company's retail segment increased by $13.1 million, or 21.5%, to $73.9 million. Comparable store sales increases of 11.2% were achieved in the Movado Boutiques. In addition, non-comparable sales grew by $10.4 million over the prior year. Comparable store sales in the Company outlet stores were flat year over year. At January 31, 2005, the Company operated 24 Movado Boutiques and 27 outlet stores as compared to 17 Movado Boutiques and 26 outlet stores at January 31, 2004.

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

Wholesale Operating Profit

Operating profit in the wholesale segment increased by $1.9 million to $33.0 million. The effect of the addition of Ebel was an operating loss for the year of $3.8 million. Excluding the loss of Ebel, operating profit in the wholesale segment was $36.8 million or an increase over prior year of $5.7 million. The increase excluding the effect of Ebel is the net result of higher gross margin of $16.8 million, partially offset by the increase in SG&A expenses of $11.1 million.

The higher gross margin of $16.8 million was the result of an increase in net sales of $30.3 million. The increase in the SG&A expenses of $11.1 million is primarily due to $1.7 million in the wholesale segment as a result of the translation impact of the weak U.S. dollar, an increase of $1.3 million in marketing spending, which includes support for the Movado expansion in China and support for the international market expansion of Tommy Hilfiger, higher payroll and related costs of $6.4 million and $2.2 million in other corporate initiatives including higher legal costs, costs incurred in connection with Sarbanes-Oxley implementation and costs associated with the acquisition of Ebel which could not be capitalized.

Retail Operating Profit

Operating profit in the retail segment decreased by $1.6 million. The decrease is the net result of higher gross margin of $8.5 million partially offset by increased SG&A expenses of $10.1 million.

The retail segment higher gross margin was due to a net sales increase of $13.1 million. This was primarily due to comparable store sales increases in the Movado Boutiques of 11.2% and the opening of seven new Movado Boutiques and one new outlet store. The comparable store sales in the outlet stores were flat year over year.

The increase in SG&A expenses of $10.1 million was primarily attributed to the costs associated with the opening of the seven new Movado Boutiques and one new outlet store of $6.6 million and the effect of the impairment charge related to the Soho Boutique of $2.0 million.

Other Income

The Company recognized income for the year ended January 31, 2005 from a litigation settlement in the net amount of $1.4 million. This consisted of a gross settlement of $1.9 million partially offset by direct costs related to the litigation of $0.5 million. After accounting for fees and taxes associated with the settlement, net income increased by $0.8 million, or $0.03 per diluted share.

Interest Expense

Interest expense for fiscal 2005 was $3.4 million, reflecting a 12.7% increase over fiscal 2004 interest of $3.0 million. The increase was primarily the result of higher average borrowings, which were $58.0 million or 14.9% above the prior year. The increased borrowings were initiated to take advantage of low long-term rates and to improve the Company's capital structure.

Income Taxes

The Company's income tax provision amounted to $6.8 million and $8.9 million in fiscal 2005 and 2004 respectively. This represents an effective tax rate of 20.5% in fiscal 2005 compared to 28.0% for fiscal 2004. The lower effective tax rate for fiscal 2005 is primarily due to adjustments in the fourth quarter relating to refunds from a retroactive Swiss tax ruling, a favorable U.S. tax accrual adjustment and the recording of the tax benefit from an asset impairment in the U.S.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2006, the Company had $123.6 million of cash and cash equivalents as compared to $63.8 million in the comparable prior year period. The $59.8 million increase is primarily due to the borrowing of 83.0 million Swiss francs, with a dollar equivalent of $65.0 million, to repatriate foreign earnings under the American Jobs Creation Act of 2004 and partially offset by cash used for capital expenditures of $16.4 million, primarily to support the build out of five new retail stores, renovation and expansion of existing stores, the expansion of office space in the corporate headquarters in Paramus, New Jersey and further automation of the distribution center in Moonachie, New Jersey. In addition, cash provided by operating activities was $28.4 million.

Cash generated by operating activities continues to be the Company's primary source to fund its growth initiatives and to pay dividends. In fiscal 2006, 2005 and 2004, the Company generated cash from operations of $28.4 million, $30.2 million and $51.6 million, respectively.

Accounts receivable at January 31, 2006 were $109.9 million as compared to $104.7 million in the comparable prior year period. The increase of $5.2 million or 4.9% was below the sales growth of 12.4%. This improvement reflects the results of higher cash collections during the year as well as higher sales in the retail segment and for the Company's licensed brands where shorter payment terms are the norm. The accounts receivable days outstanding were 70 days and 74 days for the fiscal years ended January 31, 2006 and 2005, respectively.

Inventories at January 31, 2006 were $198.6 million as compared to $185.6 million in the comparable prior year period. Inventory increased by $13.0 million primarily due to the increase in Concord inventory of $3.1 million as a result of the decline in sales and increased Ebel inventory of $8.0 million due to new product launches. Additionally, inventory held for retail increased by $3.4 million primarily due to the retail expansion and an expanded jewelry product offering in the Boutiques. These increases include a favorable impact of $5.3 million due to the stronger U.S. dollar in translating the inventory.

Cash used in investing activities amounted to $13.2 million, $59.5 million and $11.5 million in fiscal 2006, 2005 and 2004, respectively. Cash used in investing activities during fiscal 2006 was for capital expenditures of $16.4 million primarily to support the build out of five new retail stores, renovation and expansion of existing stores, the expansion of office space in the corporate headquarters in Paramus, New Jersey and further automation of the distribution center in Moonachie, New Jersey. The cash used in investing activities was offset by $4.0 million received as proceeds from the sale of a building acquired on March 1, 2004 in connection with the acquisition of Ebel. The cash used in investing activities during fiscal 2005 was primarily to fund the acquisition of Ebel and capital expenditures related to the build out of the new Movado Boutiques opened during the period.

Cash provided by / (used) in financing activities amounted to $62.1 million, $3.6 million and ($1.9) million in fiscal 2006, 2005 and 2004, respectively. Cash provided by financing activities during fiscal 2006 was primarily due to the increase in borrowings of 83.0 million Swiss francs, with a dollar equivalent of $65.0 million, to repatriate foreign earnings under the American Jobs Creation Act of 2004. Cash provided by financing activities during fiscal 2005 was primarily the result of a net increase in long-term debt of $10.0 million partially offset by the payment of a $5.2 million mortgage assumed as part of the Ebel acquisition.

During fiscal 1999, the Company issued $25.0 million of Series A Senior Notes under a Note Purchase and Private Shelf Agreement dated November 30, 1998. These notes bear interest of 6.90% per annum, mature on October 30, 2010 and are subject to annual repayments of $5.0 million commencing October 31, 2006. These notes contain financial covenants including an interest coverage ratio, maintenance of consolidated net worth and certain non-financial covenants that restrict the Company's activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding. At January 31, 2006, the Company was in compliance with all financial and non-financial covenants and $25.0 million of these notes were issued and outstanding.

As of March 21, 2004, the Company amended its Note Purchase and Private Shelf Agreement, originally dated March 21, 2001, to expire on March 21, 2007. This agreement allows for the issuance, for up to three years after the date thereof, of senior promissory notes in the aggregate principal amount of up to $40.0 million with maturities up to 12 years from their original date of issuance. On October 8, 2004, the Company issued, pursuant to the Note Purchase Agreement, 4.79% Senior Series A-2004 Notes due 2011 (the "Senior Series A-2004 Notes"), in an aggregate principal amount of $20.0 million, which will mature on October 8, 2011 and are subject to annual repayments of $5.0 million commencing on October 8, 2008. Proceeds of the Senior Series A-2004 Notes have been used by the Company for capital expenditures, repayment of certain of its debt obligations and general corporate purposes. These notes contain financial covenants including an interest coverage ratio, maintenance of consolidated net worth and certain non-financial covenants that restrict the Company's activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding. As of January 31, 2006, the Company was in compliance with all financial and non-financial covenants and $20.0 million of these notes were issued and outstanding.

On June 30, 2005, the Company renewed its promissory note for a $5.0 million unsecured working capital line with Bank of New York, originally dated June 27, 2000. The line expires on July 31, 2006. The Company had no outstanding borrowings under the line as of January 31, 2006 and 2005.

On December 12, 2005, the Company executed a line of credit letter agreement with Bank of America ("B of A") and an amended and restated promissory note in the principal amount of up to $20.0 million payable to B of A. Pursuant to the line of credit letter agreement, B of A will consider requests for short-term loans and documentary letters of credit for the importation of merchandise inventory, the aggregate amount of which at any time outstanding shall not exceed $20.0 million. The Company's obligations under the agreement are guaranteed by its subsidiaries, Movado Retail Group, Inc. and Movado LLC. Pursuant to the amended and restated promissory note, the Company promised to pay to B of A $20.0 million, or such lesser amount as may then be the unpaid balance of all loans made by B of A to the Company thereunder, in immediately available funds upon the maturity date of June 16, 2006. The Company has the right to prepay all or part of any outstanding amounts under the promissory note without penalty at any time prior to the maturity date. The amended and restated promissory note bears interest at an annual rate equal to either (i) a floating rate equal to the prime rate or (ii) such fixed rate as may be agreed upon by the Company and B of A for an interest period which is also then agreed upon. The amended and restated promissory note contains various representations and warranties and events of default that are customary for instruments of that type. As of January 31, 2006, there were no outstanding borrowings against this line.

On December 13, 2005, the Company executed a promissory note in the principal amount of up to $37.0 million payable to JPMorgan Chase Bank, N.A. ("Chase"). Pursuant to the promissory note, the Company promised to pay to Chase $37.0 million, or such lesser amount as may then be the unpaid balance of each loan made or letter of credit issued by Chase to the Company thereunder, upon the maturity date of July 31, 2006; provided that during the period between January 31, 2006 and the maturity date, the maximum principal amount of all loans made by Chase to the Company, and outstanding under the promissory note, shall not exceed $2.0 million. The Company has the right to prepay all or part of any outstanding amounts under the promissory note without penalty at any time prior to the maturity date. The promissory note bears interest at an annual rate equal to either (i) a floating rate equal to the prime rate, (ii) a fixed rate equal to an adjusted LIBOR plus 0.625% or (iii) a fixed rate equal to a rate of interest offered by Chase from time to time on any single commercial borrowing. The promissory note contains various events of default that are customary for instruments of that type. In addition, it is an event of default for any security interest or other encumbrance to be created or imposed on the Company's property, other than as permitted in the lien covenant of the Credit Agreement. Chase issued 11 irrevocable standby letters of credit for retail and operating facility leases to various landlords, for the administration of the Movado Boutique private-label credit card and Canadian payroll to the Royal Bank of Canada totaling $1.2 million with expiration dates through March 18, 2007. As of January 31, 2006, there were no outstanding borrowings against this promissory note.

On December 15, 2005, the Company, and its Swiss subsidiaries, MGI Luxury Group S.A. and Movado Watch Company SA, entered into a credit agreement with JPMorgan Chase Bank, N.A., JPMorgan Securities, Inc., Bank of America, N.A., The Bank of New York and Citibank, N.A. (the "Swiss Credit Agreement") which provides for a revolving credit facility of 90.0 million Swiss francs and matures on December 15, 2010. The obligations of the Company's two Swiss subsidiaries under this credit agreement are guaranteed by the Company under a Parent Guarantee, dated as of December 15, 2005, in favor of the lenders. The credit agreement contains financial covenants including an interest coverage ratio, average debt coverage ratio, limitations on capital expenditures and certain non-financial covenants that restrict the Company's activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding. Until the date immediately preceding the first day of the calendar month following the date of delivery of the first annual or quarterly financial statements after December 15, 2005, the credit facility bears interest at a rate equal to the LIBOR (as defined in the Swiss Credit Agreement) plus .50% per annum, after which it will bear interest at a rate equal to the LIBOR plus a margin ranging from .50% per annum to .875% per annum (depending upon a leverage ratio). As of January 31, 2006, the Company was in compliance with all financial and non-financial covenants and had 83.0 million Swiss francs, with a dollar equivalent of $65.0 million, outstanding under this revolving credit facility.

On December 15, 2005, the Company and its Swiss subsidiaries, MGI Luxury Group S.A. and Movado Watch Company SA, entered into a credit agreement with JPMorgan Chase Bank, N.A., JPMorgan Securities, Inc., Bank of America, N.A., The Bank of New York and Citibank, N.A. (the "US Credit Agreement") which provides for a revolving credit facility of $50.0 million (including a sublimit for borrowings in Swiss francs of up to $25.0 million) with a provision to allow for an increase of an additional $50.0 million subject to certain terms and conditions. The US Credit Agreement will mature on December 15, 2010. The obligations of MGI Luxury Group S.A. and Movado Watch Company SA are guaranteed by the Company under a Parent Guarantee, dated as of December 15, 2005, in favor of the lenders. The obligations of the Company are guaranteed by certain domestic subsidiaries of the Company under subsidiary guarantees, in favor of the lenders. The credit agreement contains financial covenants including an interest coverage ratio, average debt coverage ratio, limitations on capital expenditures and certain non-financial covenants that restrict the Company's activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding. Until the date immediately preceding the first day of the calendar month following the date of delivery of the first annual or quarterly financial statements after December 15, 2005, the credit facility bears interest, at Borrower's option, at a rate equal to the Adjusted LIBOR (as defined in the US Credit Agreement) plus .50% per annum, or the Alternate Base Rate (as defined in the US Credit Agreement), after which it will bear interest, at Borrower's option, at a rate equal to the Adjusted LIBOR plus a margin ranging from .50% per annum to .875% per annum (depending upon a leverage ratio), or the Alternate Base Rate. As of January 31, 2006, the Company was in compliance with all financial and non-financial covenants and there were no outstanding borrowings against this line.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. Available credit under these lines totaled 8.0 million Swiss francs, with dollar equivalents of $6.3 million and $6.7 million at January 31, 2006 and 2005. As of January 31, 2006, the Swiss bank has guaranteed the Company's Swiss subsidiary's obligations to certain Swiss third parties in the amount of $3.3 million in various foreign currencies. As of January 31, 2006, there were no outstanding borrowings against these lines.

For fiscal 2006, treasury shares increased by 180,092 as the result of cashless exercises of stock options for 527,387 shares of stock.

Cash dividends were $5.1 million, $4.0 million and $2.5 million in fiscal years 2006, 2005 and 2004, respectively.

At January 31, 2006, the Company had working capital of $369.2 million as compared to $303.2 million in the prior year. The Company defines working capital as the difference between current assets and current liabilities. The Company expects that annual capital expenditures in the near term will be higher by approximately $1.5 million when compared to fiscal 2006 levels. The increase in capital expenditures will be due to the remodeling of existing stores, increased spending in support of the Movado Boutiques expansion and higher costs related to improving the Company's information technology infrastructure. Management believes that the cash on hand in addition to the expected cash flow from operations and the Company's short-term borrowing capacity will be sufficient to meet its working capital needs for at least the next 12 months.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Payments due by period (in thousands):

                                                                           2-3        4-5
                                            Total    Less than 1 year     years      years    More than 5 years
                                          --------   ----------------   --------   --------   -----------------
Contractual Obligations:
Long-Term Debt Obligations (1)            $109,955        $ 5,000        $15,000   $ 84,955        $ 5,000
Interest Payments on Long-Term Debt (1)     14,236          3,657          6,280      4,059            240
Operating Lease Obligations (2)             79,103         12,590         21,417     18,719         26,377
Purchase Obligations (3)                    40,344         40,344             --         --             --
Other Long-Term Obligations (4)             68,250          9,814         20,400     20,939         17,097
                                          --------        -------        -------   --------        -------
Total Contractual Obligations             $311,888        $71,405        $63,097   $128,672        $48,714
                                          ========        =======        =======   ========        =======

(1) The Company has long-term debt obligations and related interest payments of $54.5 million related to Series A-2004 Senior Notes and Series A Senior Notes further discussed in "Liquidity and Capital Resources". Additionally, the Company has long-term debt obligations and related interest payments of $69.7 million related to the Swiss revolving credit facility entered into in fiscal 2006.

(2) Includes store operating leases, which generally provide for payment of direct operating costs in addition to rent. These obligation amounts include future minimum lease payments and exclude direct operating costs.

(3) The Company had outstanding purchase obligations with suppliers at the end of fiscal 2006 for raw materials, finished watches and packaging in the normal course of business. These purchase obligation amounts do not represent total anticipated purchases but represent only amounts to be paid for items required to be purchased under agreements that are enforceable, legally binding and specify minimum quantity, price and term.

(4) Other long-term obligations consist of minimum obligations related to the Company's license agreements. The Company manufactures, distributes, advertises and sells watches pursuant to its exclusive license agreements with unaffiliated licensors. Royalty amounts are generally based on a stipulated percentage of revenues, although certain of these agreements contain provisions for the payment of minimum annual royalty amounts. The license agreements have various terms with additional renewal options, provided that minimum sales levels are achieved. Additionally, the license agreements require the Company to pay certain advertising expenses based on a stipulated percentage of revenues, although certain of these agreements contain provisions for the payment of minimum annual advertising amounts.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment", which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123(R)"). SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. Public entities are required to apply SFAS No. 123(R) as of the first annual reporting period that begins after June 15, 2005.

The Company continues to use the intrinsic value based method of accounting for share-based payments. The Company uses the Black-Scholes valuation model to estimate the value of stock options granted to employees. SFAS No. 123(R) requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company will be adopting SFAS No. 123(R) in the first quarter of fiscal 2007 using the modified prospective application transition method. For outstanding unvested options granted as of January 31, 2006, the adoption is expected to have an impact of approximately $1.0 million, net of tax, on the Company's consolidated results of operations for fiscal year ending January 31, 2007.

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

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Foreign Currency Exchange Rate Risk

The Company's primary market risk exposure relates to foreign currency exchange risk (see Note 7 to the Consolidated Financial Statements). The majority of the Company's purchases are denominated in Swiss francs. The Company reduces its exposure to the Swiss franc exchange rate risk through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. The Company uses various derivative financial instruments to further reduce the net exposures to currency fluctuations, predominately forward and option contracts. These derivatives either (a) are used to hedge the Company's Swiss franc liabilities and are recorded at fair value with the changes in fair value reflected in earnings or (b) are documented as SFAS No. 133 cash flow hedges with the gains and losses on this latter hedging activity first reflected in other comprehensive income, and then later classified into earnings. In both cases, the earnings impact is partially offset by the effects of currency movements on the underlying hedged transactions. If the Company did not engage in a hedging program, any change in the Swiss franc to local currency would have an equal effect on the Company's cost of sales. In addition, the Company hedges its Swiss franc payable exposure with forward contracts. As of January 31, 2006, the Company's entire net forward contracts hedging portfolio consisted of 140.0 million Swiss francs equivalent for various expiry dates ranging through October 31, 2006 compared to a portfolio of 239.0 million Swiss franc equivalent for various expiry dates ranging through January 27, 2006 as of January 31, 2005. If the Company was to settle its Swiss franc forward contracts at January 31, 2006, the net result would be a loss of $1.6 million, net of tax benefit of $1.0 million. The Company had 10.0 million Swiss franc option contracts related to cash flow hedges for various expiry dates ranging through October 27, 2006 as of January 31, 2006 compared to 30.0 million Swiss franc option contracts for various expiry dates ranging through October 31, 2005 as of January 31, 2005. If the Company was to settle its Swiss franc option contracts at January 31, 2006, the net result would be a gain of $0.2 million, net of tax of $0.1 million.

The Company's Board of Directors authorized the hedging of the Company's Swiss franc denominated investment in its wholly-owned Swiss subsidiaries using purchase options under certain limitations. These hedges are treated as net investment hedges under SFAS No. 133. As of January 31, 2006, the Company did not hold a purchased option hedge portfolio related to net investment hedging compared to 50.0 million Swiss francs as of January 31, 2005.

Commodity Risk

Additionally, the Company has a hedging program related to gold used in the manufacturing of the Company's watches. Under this hedging program, the Company purchases various commodity derivative instruments, primarily future contracts. These derivatives are documented as SFAS No. 133 cash flow hedges, and gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. If the Company did not engage in a gold hedging program, any changes in the gold price would have an equal effect on the Company's cost of sales. The Company did not hold any futures contracts in its gold hedge portfolio related to cash flow hedges as of January 31, 2006.

Debt and Interest Rate Risk

In addition, the Company has certain debt obligations with variable interest rates, which are based on LIBOR plus a fixed additional interest rate. The Company does not hedge these interest rate risks. The Company also has certain debt obligations with fixed interest rates. The differences between the market based interest rates at

January 31, 2006, and the fixed rates were unfavorable. The Company believes that a 1% change in interest rates would affect the Company's net income by approximately $0.6 million.

Item 8. Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                Schedule       Page
                                                                 Number       Number
                                                                --------   -----------
Management's Annual Report on Internal Control Over
   Financial Reporting                                                         F-1

Report of Independent Registered Public Accounting Firm                        F-2

Consolidated Statements of Income for the fiscal years ended
   January 31, 2006, 2005 and 2004                                             F-4

Consolidated Balance Sheets at January 31, 2006 and 2005                       F-5

Consolidated Statements of Cash Flows for the fiscal years
   ended January 31, 2006, 2005 and 2004                                       F-6

Consolidated Statements of Changes in Shareholders' Equity
   for the fiscal years ended January 31, 2006, 2005 and 2004                  F-7

Notes to Consolidated Financial Statements                                 F-8 to F-33

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting during the quarter ended January 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

See Consolidated Financial Statements and Supplementary Data for Management's Annual Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm containing an attestation thereto.

Item 9B. Other Information

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item is included in the Company's Proxy Statement for the 2006 annual meeting of shareholders under the captions "Election of Directors" and "Management" and is incorporated herein by reference.

Information on the beneficial ownership reporting for the Company's directors and executive officers is contained in the Company's Proxy Statement for the 2006 annual meeting of shareholders under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

Information on the Company's Audit Committee and Audit Committee Financial Expert is contained in the Company's Proxy Statement for the 2006 annual meeting of shareholders under the caption "Information Regarding the Board of Directors and Its Committees" and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item is included in the Company's Proxy Statement for the 2006 annual meeting of shareholders under the captions "Executive Compensation" and "Compensation of Directors" and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included in the Company's Proxy Statement for the 2006 annual meeting of shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item is included in the Company's Proxy Statement for the 2006 annual meeting of shareholders under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item is included in the Company's Proxy Statement for the 2006 annual meeting of shareholders under the caption "Fees Paid to PricewaterhouseCoopers LLP" and is incorporated herein by reference.

                                    PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)  Documents filed as part of this report

     1.   Financial Statements:

          See Financial Statements Index on page 38 included in Item 8 of Part II of this annual report.

     2.   Financial Statement Schedule:

          Schedule II   Valuation and Qualifying
                        Accounts and Reserves

          All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

     3.   Exhibits:

          Incorporated herein by reference is a list of the Exhibits contained in the Exhibit Index on pages 44 through 50 of this annual report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MOVADO GROUP, INC.
                                           (Registrant)


Dated: April 12, 2006                   By: /s/ Gedalio Grinberg
                                            ------------------------------------
                                            Gedalio Grinberg
                                            Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Dated: April 12, 2006                   /s/ Gedalio Grinberg
                                        ----------------------------------------
                                        Gedalio Grinberg
                                        Chairman of the Board of Directors


Dated: April 12, 2006                   /s/ Efraim Grinberg
                                        ----------------------------------------
                                        Efraim Grinberg
                                        President and Chief Executive Officer


Dated: April 12, 2006                   /s/ Richard J. Cote
                                        ----------------------------------------
                                        Richard J. Cote
                                        Executive Vice President and
                                        Chief Operating Officer


Dated: April 12, 2006                   /s/ Eugene J. Karpovich
                                        ----------------------------------------
                                        Eugene J. Karpovich
                                        Senior Vice President and
                                        Chief Financial Officer


Dated: April 12, 2006                   /s/ Ernest R. LaPorte
                                        ----------------------------------------
                                        Ernest R. LaPorte
                                        Vice President of Finance and
                                        Principal Accounting Officer


Dated: April 12, 2006                   /s/ Margaret Hayes Adame
                                        ----------------------------------------
                                        Margaret Hayes Adame
                                        Director


Dated: April 12, 2006                   /s/ Donald Oresman
                                        ----------------------------------------
                                        Donald Oresman
                                        Director

Dated: April 12, 2006                   /s/ Leonard L. Silverstein
                                        ----------------------------------------
                                        Leonard L. Silverstein
                                        Director


Dated: April 12, 2006                   /s/ Alan H. Howard
                                        ----------------------------------------
                                        Alan H. Howard
                                        Director


Dated: April 12, 2006                   /s/ Nathan Leventhal
                                        ----------------------------------------
                                        Nathan Leventhal
                                        Director


Dated: April 12, 2006                   /s/ Richard D. Isserman
                                        ----------------------------------------
                                        Richard D. Isserman
                                        Director

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

Exhibit                                                                            Sequentially
Number                                  Description                                Numbered Page
-------                                 -----------                                -------------
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

10.7      Registrant's amended and restated Deferred Compensation Plan for
          Executives effective June 17, 2004. Incorporated herein by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended January 31, 2005. *

10.8      License Agreement dated December 9, 1996 between the Registrant and
          Sara Lee Corporation. Incorporated herein by reference to Exhibit
          10.32 to the Registrant's Annual Report on Form 10-K for the year ended January 31, 1997.

Exhibit                                                                            Sequentially
Number                                  Description                                Numbered Page
-------                                 -----------                                -------------
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

Exhibit                                                                           Sequentially
Number                                  Description                               Numbered Page
-------                                 -----------                               -------------
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

10.20     Line of Credit Letter Agreement dated August 20, 2001 between the
          Registrant and The Bank of New York. Incorporated herein by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the year ended January 31, 2002.

Exhibit                                                                            Sequentially
Number                                  Description                                Numbered Page
-------                                 -----------                                -------------
10.21     First Amendment to the License Agreement dated June 3, 1999 between
          Tommy Hilfiger Licensing, Inc., Registrant and Movado Watch Company
          S.A. entered into January 16, 2002. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for
          the quarter ended July 31, 2002.

10.22     Second Amendment to the License Agreement dated June 3, 1999 between
          Tommy Hilfiger Licensing, Inc., Registrant and Movado Watch Company
          S.A. entered into August 1, 2002. Incorporated herein by reference to
          Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2002.

10.23     Amendment dated August 5, 2004 to Line of Credit Agreement between the
          Registrant and The Bank of New York dated August 20, 2001.
          Incorporated herein by reference to Exhibit 10.1 to the Registrant's
          Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.

10.24 Endorsement Agreement dated as of April 4, 2003 between the Registrant and The Grinberg Family Trust. Incorporated herein by reference to
          Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year ended January 31, 2003.

10.25     Third Amendment to License Agreement dated June 3, 1999 between Tommy
          Hilfiger Licensing, Inc. and the Registrant entered into as of May 7, 2004. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April
          30, 2004.

10.26     Employment Agreement dated August 27, 2004 between the Registrant and
          Mr. Eugene J. Karpovich. Incorporated herein by reference to Exhibit
          10.2 the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2004. *

10.27     Employment Agreement dated August 27, 2004 between the Registrant and
          Mr. Frank Kimick. Incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
          October 31, 2004. *

Exhibit                                                                            Sequentially
Number                                  Description                                Numbered Page
-------                                 -----------                                -------------
10.28     Employment Agreement dated August 27, 2004 between the Registrant and
          Mr. Timothy F. Michno. Incorporated herein by reference to Exhibit
          10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2004. *

10.29 Master Credit Agreement dated August 17, 2004 and August 20, 2004 between MGI Luxury Group S.A. and UBS AG. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form
          10-Q for the quarter ended July 31, 2004.

10.30     Fourth Amendment to License Agreement dated June 3, 1999 between Tommy
          Hilfiger Licensing, Inc. and the Registrant entered into as of June
          25, 2004. Incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July
          31, 2004.

10.31     Fifth Amendment of Lease dated October 20, 2003 between Mack-Cali
          Realty, L.P. as landlord and the Registrant as tenant further amending the lease dated as of December 21, 2000. Incorporated herein by reference to Exhibit 10.29 to the Registrant's Annual Report on Form
          10-K for the year ended January 31, 2004.

10.32     Registrant's 1996 Stock Incentive Plan, amended and restated as of
          April 8, 2004. Incorporated herein by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the year ended
          January 31, 2005.*

10.33     License Agreement entered into December 15, 2004 between MGI Luxury
          Group S.A. and HUGO BOSS Trade Mark Management GmbH & Co. Incorporated herein by reference to Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the year ended January 31, 2005.

10.34     $50 million Credit Agreement dated as of December 15, 2005 between the
          Registrant, MGI Luxury Group S.A. and Movado Watch Company S.A., as borrowers the Lenders signatory thereto and JPMorgan Chase Bank, N.A.
          as Administrative Agent, Swingline Bank and Issuing Bank.

Exhibit                                                                            Sequentially
Number                                  Description                                Numbered Page
-------                                 -----------                                -------------
10.35     CHF 90 million Credit Agreement dated as of December 15, 2005 between
          MGI Luxury Group S.A. and Movado Watch Company S.A., as borrowers, the
          Registrant as Parent, each of the lenders signatory thereto and
          JPMorgan Chase Bank as administrative agent.

10.36     Line of Credit Agreement between the Registrant and Bank of America,
          N.A. and Amended and Restated Promissory Note payable to Bank of
          America, N.A., dated as of December 12, 2005.

10.37 License Agreement dated as of November 18, 2005 by and between the Registrant, Swissam Products Limited and L.C. Licensing, Inc. **

10.38     Line of Credit Letter Agreement dated as of June 19, 2005 between the
          Registrant and Bank of America and Amended and Restated Promissory
          Note as of June 19, 2005. Incorporated by reference herein by reference to Exhibit 10.1 of Registrant's Quarterly Report on Form
          10-Q for the quarter ended July 31, 2005.

10.39     Promissory Note dated as of December 13, 2005 to JPMorgan Chase Bank,
          N.A.

21.1      Subsidiaries of the Registrant.

23.2      Consent of PricewaterhouseCoopers LLP.

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

** Confidential portions of Exhibit 10.37 have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

Management's Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such terms are defined in Rule 13a-15(f) under the Exchange Act, for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, the Company's management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company's management has concluded that the Company's internal control over financial reporting was effective as of January 31, 2006.

Management's assessment of the effectiveness of our internal control over financial reporting as of January 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Movado Group, Inc.:

We have completed integrated audits of Movado Group, Inc.'s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of January 31, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Movado Group, Inc. and its subsidiaries at January 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in "Management's Annual Report on Internal Control Over Financial Reporting" listed in the accompanying index, that the Company maintained effective internal control over financial reporting as of January 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Florham Park, New Jersey
April 12, 2006

                               MOVADO GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                               Fiscal Year Ended January 31,
                                              ------------------------------
                                                2006       2005       2004
                                              --------   --------   --------
Net sales                                     $470,941   $418,966   $330,214
Cost of sales                                  184,621    168,818    129,908
                                              --------   --------   --------
Gross profit                                   286,320    250,148    200,306
Selling, general and administrative            238,283    215,072    165,525
                                              --------   --------   --------
Operating profit                                48,037     35,076     34,781
Other income, net (Note 18)                      1,008      1,444         --
Interest expense, net                            4,109      3,430      3,044
                                              --------   --------   --------
Income before income taxes                      44,936     33,090     31,737
Provision for income taxes (Note 9)             18,319      6,783      8,886
                                              --------   --------   --------
Net income                                    $ 26,617   $ 26,307   $ 22,851
                                              ========   ========   ========
Basic income per share:
Net income per share                          $   1.05   $   1.06   $   0.95
Weighted basic average shares outstanding       25,273     24,708     24,101

Diluted income per share:
Net income per share                          $   1.02   $   1.03   $   0.92
Weighted diluted average shares outstanding     26,180     25,583     24,877

                 See Notes to Consolidated Financial Statements

                               MOVADO GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                January 31,
                                                            -------------------
                                                              2006       2005
                                                            --------   --------
ASSETS
Current assets:
   Cash                                                     $123,625   $ 63,782
   Trade receivables, net                                    109,852    104,685
   Inventories, net                                          198,582    185,609
   Other                                                      28,989     32,630
                                                            --------   --------
      Total current assets                                   461,048    386,706
Property, plant and equipment, net                            52,168     52,510
Other assets                                                  36,676     37,858
                                                            --------   --------
      Total assets                                          $549,892   $477,074
                                                            ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                           5,000         --
   Accounts payable                                           35,529     38,488
   Accrued payroll and benefits                               10,239     10,747
   Accrued liabilities                                        32,826     28,996
   Current taxes payable                                       7,724         --
   Deferred income taxes                                         503      5,250
                                                            --------   --------
      Total current liabilities                               91,821     83,481
Long-term debt                                               104,955     45,000
Deferred and noncurrent income taxes                          11,947     14,827
Other liabilities                                             19,491     17,209
                                                            --------   --------
      Total liabilities                                      228,214    160,517
                                                            --------   --------
Commitments and contingencies (Notes 11 and 12)
Shareholders' equity:
   Preferred Stock, $0.01 par value, 5,000,000 shares
      authorized; no shares issued                                --         --
   Common Stock, $0.01 par value, 100,000,000 shares
      authorized; 23,215,836 and 22,580,459 shares
      issued, respectively                                       232        226
   Class A Common Stock, $0.01 par value, 30,000,000
      shares authorized; 6,766,909 and 6,801,812 shares
      issued and outstanding, respectively                        68         68
   Capital in excess of par value                            107,965    100,289
   Retained earnings                                         236,515    214,953
   Accumulated other comprehensive income                     27,673     48,706
   Treasury Stock, 4,613,645 and 4,433,553 shares at
      cost, respectively                                     (50,775)   (47,685)
                                                            --------   --------
      Total shareholders' equity                             321,678    316,557
                                                            --------   --------
      Total liabilities and shareholders' equity            $549,892   $477,074
                                                            ========   ========

                 See Notes to Consolidated Financial Statements

                               MOVADO GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                     Fiscal Year Ended January 31,
                                                                    ------------------------------
                                                                      2006       2005       2004
                                                                    --------   --------   --------
Cash flows from operating activities:
   Net income                                                       $ 26,617   $ 26,307   $ 22,851
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                   16,780     12,603      9,973
      Utilization of NOL                                               2,881      2,725         --
      Impairment of long-lived assets                                     --      2,025         --
      Deferred and noncurrent income taxes                            (4,575)     8,132     10,101
      Provision for losses on accounts receivable                      2,399      2,072      2,290
      Provision for losses on inventories                              1,529      3,221        993
      (Gain) loss on disposition of property, plant and equipment         --       (253)       109
      Gain on sale of asset held for sale                             (2,630)        --         --
      Loss on hedge derivatives                                        1,622         --         --
      Tax benefit from stock options exercised                         2,436      2,554      2,511

   Changes in assets and liabilities:
      Trade receivables                                               (5,496)     1,422      4,583
      Inventories                                                    (18,282)   (29,587)    (6,248)
      Other current assets                                              (240)     5,716     12,179
      Accounts payable                                                (1,662)    11,248        160
      Accrued liabilities                                                351     (6,615)       987
      Accrued payroll and benefits                                      (508)     2,714      2,023
      Current taxes payable                                            7,727    (12,199)    (9,370)
      Other noncurrent assets                                         (2,808)    (6,253)    (4,997)
      Other noncurrent liabilities                                     2,302      4,358      3,502
                                                                    --------   --------   --------
         Net cash provided by operating activities                    28,443     30,190     51,647
                                                                    --------   --------   --------

Cash flows from investing activities:
      Capital expenditures                                           (16,367)   (14,947)   (10,830)
      Proceeds from sale of asset held for sale                        4,000         --         --
      Acquisition of Ebel, net of cash acquired                           --    (43,525)        --
      Trademarks                                                        (798)    (1,000)      (653)
                                                                    --------   --------   --------
         Net cash used in investing activities                       (13,165)   (59,472)   (11,483)
                                                                    --------   --------   --------

Cash flows from financing activities:
      Net proceeds from bank borrowings                               64,955         --         --
      Repayment of Senior Notes                                           --    (10,000)        --
      Payment of Ebel mortgage                                            --     (5,187)        --
      Proceeds of Senior Notes                                            --     20,000         --
      Stock options exercised and other changes                        2,156      2,703        589
      Dividends paid                                                  (5,055)    (3,955)    (2,537)
                                                                    --------   --------   --------
         Net cash provided by (used in) financing activities          62,056      3,561     (1,948)
                                                                    --------   --------   --------
Effect of exchange rate changes on cash and cash equivalents         (17,491)     7,420      5,502
Net increase (decrease) in cash and cash equivalents                  59,843    (18,301)    43,718
Cash and cash equivalents at beginning of year                        63,782     82,083     38,365
                                                                    --------   --------   --------
Cash and cash equivalents at end of year                            $123,625   $ 63,782   $ 82,083
                                                                    ========   ========   ========

                 See Notes to Consolidated Financial Statements

                               MOVADO GROUP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    (in thousands, except per share amounts)

                                                                                                        Accumulated
                                                                        Class A  Capital in                Other
                                                     Preferred  Common   Common   Excess of  Retained  Comprehensive  Treasury
                                                       Stock     Stock   Stock    Par Value  Earnings  Income (Loss)    Stock
                                                     ---------  ------  -------  ----------  --------  -------------  --------
Balance, January 31, 2003                               $--      $101     $34     $ 72,145   $172,287    $ 19,386     ($27,741)
   Net income                                                                                  22,851
   Dividends ($0.105 per share)                                                                (2,537)
   Stock options exercised, net of tax of $2,511                    8               16,861                             (14,254)
   Supplemental executive retirement plan                                              170
   Restricted stock amortization less cancellations                                    315
   Net unrealized gain on investments, net of tax
      of $89                                                                                                  139
   Net change in effective portion of
      hedging contracts, net of
      tax of $2,212                                                                                        (3,434)
   Foreign currency translation adjustment                                                                 18,382
                                                        ---      ----     ---     --------   --------    --------     --------
Balance, January 31, 2004                               $--      $109     $34     $ 89,491   $192,601    $ 34,473     ($41,995)
   Net income                                                                                  26,307
   Stock split adjustment                                         109      34         (143)
   Dividends ($0.16 per share)                                                                 (3,955)
   Stock options exercised, net of tax of $2,554                    8               10,010                              (5,690)
   Supplemental executive retirement plan                                              107
   Restricted stock amortization less cancellations                                    824
   Net unrealized gain on investments, net of tax
      of $18                                                                                                   39
   Net change in effective portion of
      hedging contracts, net of
      tax of $134                                                                                             366
   Foreign currency translation adjustment                                                                 13,828
                                                        ---      ----     ---     --------   --------    --------     --------
Balance, January 31, 2005                               $--      $226     $68     $100,289   $214,953    $ 48,706     ($47,685)
   Net income                                                                                  26,617
   Dividends ($0.20 per share)                                                                 (5,055)
   Stock options exercised, net of tax of $2,436                    6                6,325                              (3,090)
   Supplemental executive retirement plan                                              124
   Restricted stock amortization less cancellations                                  1,227
   Net unrealized gain on investments, net of tax
      of $19                                                                                                    1
   Net change in effective portion of
      hedging contracts, net of
      tax of $2,055                                                                                        (3,318)
   Foreign currency translation adjustment                                                                (17,716)
                                                        ---      ----     ---     --------   --------    --------     --------
Balance, January 31, 2006                               $--      $232     $68     $107,965   $236,515    $ 27,673     ($50,775)
                                                        ===      ====     ===     ========   ========    ========     ========

Note: Balances prior to fiscal 2004 within the Consolidated Statements of Changes in Shareholders' Equity have not been split-adjusted.

(Shares information in thousands)                            Common Stock   Class A Common Stock   Treasury Stock
                                                             ------------   --------------------   --------------
Balance at January 31, 2003                                     20,116              6,802              (3,094)
Stock issued to employees exercising stock options               1,639                 --              (1,033)
Conversion of Class A Common Stock                                  --                 --                  14
Restricted stock and other stock plans, less cancellations          --                 --                  --
                                                                ------              -----              ------
Balance January 31, 2004                                        21,755              6,802              (4,113)
                                                                ------              -----              ------
Stock issued to employees exercising stock options                 825                 --                (337)
Conversion of Class A Common Stock                                  --                 --                  --
Restricted stock and other stock plans, less cancellations          --                 --                  16
                                                                ------              -----              ------
Balance January 31, 2005                                        22,580              6,802              (4,434)
                                                                ------              -----              ------
Stock issued to employees exercising stock options                 601                 --                (180)
Conversion of Class A Common Stock                                  35                (35)                 --
Restricted stock and other stock plans, less cancellations          --                 --                  --
                                                                ------              -----              ------
Balance January 31, 2006                                        23,216              6,767              (4,614)
                                                                ======              =====              ======

Note: Shares information provided has been adjusted to reflect the effect of the fiscal 2005 two-for-one stock split.

                 See Notes to Consolidated Financial Statements

NOTES TO MOVADO GROUP, INC.'S CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Movado Group, Inc. (the "Company") is a designer, manufacturer and distributor of quality watches with prominent brands in almost every price category comprising the watch industry. In fiscal 2006, the Company marketed seven distinctive brands of watches: Movado, Ebel, Concord, ESQ, Coach, HUGO BOSS and Tommy Hilfiger, which compete in most segments of the watch market.

Movado, Ebel and Concord watches are generally manufactured in Switzerland by independent third party assemblers with some in-house assembly in Bienne and La Chaux-de-Fonds, Switzerland. Movado, Ebel and Concord watches are manufactured using Swiss movements and other components obtained from third party suppliers. Coach, ESQ, Tommy Hilfiger and HUGO BOSS watches are manufactured by independent contractors. Coach and ESQ watches are manufactured using Swiss movements and other components purchased from third party suppliers. Tommy Hilfiger and HUGO BOSS watches are manufactured using movements and other components purchased from third party suppliers.

In addition to its sales to trade customers and independent distributors, through a wholly-owned domestic subsidiary, the Company sells Movado watches, as well as proprietary Movado jewelry, tabletop and accessories directly to consumers in its Movado Boutiques. Additionally, the Company operates outlet stores throughout the United States, through which it sells discontinued models and factory seconds.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company uses estimates when accounting for sales discounts, rebates, allowances and incentives, warranty, income taxes, depreciation, amortization, contingencies and asset and liability valuations.

Reclassification

Certain reclassifications were made to prior years' financial statement amounts and related note disclosures to conform to the fiscal 2006 presentation.

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

The financial statements of the Company's international subsidiaries have been translated into United States dollars by translating balance sheet accounts at year-end exchange rates and statement of operations accounts at average exchange rates for the year. Foreign currency transaction gains and losses are charged or credited to earnings as incurred. Foreign currency translation gains and losses are reflected in the equity section of the Company's consolidated balance sheet in accumulated other comprehensive income
(loss). The balance of the foreign currency translation adjustment, included in Accumulated Other Comprehensive Income, was $30.3 million and $48.1 million as of January 31, 2006 and 2005, respectively.

Cash and Cash Equivalents

Cash equivalents are considered all highly liquid investments with original maturities at date of purchase of three months or less.

Trade Receivables

Trade receivables as shown on the consolidated balance sheet is net of allowances. The allowance for doubtful accounts is determined through an analysis of the aging of accounts receivable, assessments of collectibility based on historic trends, the financial condition of the Company's customers and an evaluation of economic conditions. The Company writes off uncollectible trade receivables once collection efforts have been exhausted and third parties confirm the balance is not recoverable.

The Company's trade customers include department stores, jewelry store chains and independent jewelers. Movado, Ebel, Concord, Coach, HUGO BOSS and Tommy Hilfiger watches are also marketed outside the U.S. through a network of independent distributors. Accounts receivable are stated net of allowances for doubtful accounts of $7.0 million, $6.8 million and $6.7 million and net of estimated sales returns and allowances of $18.7 million, $21.2 million and $17.3 million at January 31, 2006, 2005 and 2004, respectively.

The Company's concentrations of credit risk arise primarily from accounts receivable related to trade customers during the peak selling seasons. The Company has significant accounts receivable balances due from major national chain and department stores. The Company's results of operations could be materially adversely affected in the event any of these customers or a group of these customers defaulted on all or a significant portion of their obligations to the Company as a result of financial difficulties. As of January 31, 2006, there were no known situations with any of the Company's major customers which indicate the customer's inability to make the required payments.

Sales returns and allowances for the fiscal years ended January 31, 2006, 2005 and 2004 were as follows (in thousands):

                                    2006       2005       2004
                                  --------   --------   --------
Balance, beginning of year        $ 21,249   $ 17,270   $ 16,974
Acquired Ebel reserves                  --      7,181         --
Provision charged to operations     33,400     27,032     26,329
Credits issued                     (35,783)   (30,334)   (26,054)
Currency impact                       (163)       100         21
                                  --------   --------   --------
Balance, end of year              $ 18,703   $ 21,249   $ 17,270
                                  ========   ========   ========

Inventories

The Company values its inventory at the lower of cost or market. The Company's domestic inventory is valued using the first-in, first-out (FIFO) method. The cost of finished goods and component inventories, held by overseas subsidiaries, are determined using average cost. The Company's management regularly reviews its sales to customers and customers' sell through at retail to determine excess or obsolete inventory reserves. Inventory with less than acceptable turn rates is classified as discontinued and, together with the related component parts which can be assembled into saleable finished goods, is sold through the Company's outlet stores. When management determines that finished product is unsaleable in the Company's outlet stores or when it is impractical to build the remaining components into watches for sale in the outlets, a reserve is established for the cost of those products and components. In addition, as part of the acquisition of Ebel, a significant value of parts and components were acquired that could not readily be identifiable to be produced as watches or for future after sales service needs. These parts and components have been reserved for based on future expected usage. These estimates could vary significantly, either favorably or unfavorably, from actual requirements depending on future economic conditions, customer inventory levels, expected usage or competitive conditions which may differ from expectations.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation of buildings is amortized using the straight-line method based on the useful life of 40 years. Depreciation of furniture and equipment is provided using the straight-line method based on the estimated useful lives of assets, which range from four to ten years. Computer software is amortized using the straight-line method over periods which range from five to seven years. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the lease or the estimated useful life of the leasehold improvement. Design fees and tooling costs are amortized using the straight-line method based on the useful life of three years. Upon the disposition of property, plant and equipment, the accumulated depreciation is deducted from the original cost and any gain or loss is reflected in current earnings.

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

The Company performs an impairment review, at a minimum, on an annual basis. However, the Company will review its long-lived assets for impairment once events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. When such a determination has been made, management compares the carrying value of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss is recognized during that period. The impairment loss is calculated as the difference between asset carrying values and the fair value of the long-lived assets.

During fiscal 2006, the Company performed the review which resulted in no impairment charge. During the fourth quarter of fiscal 2005, the Company determined that the carrying value of its long-lived assets in the Movado Boutique located in the Soho section of New York City, may not be recoverable and performed an impairment review. The impairment review was performed pursuant to SFAS No. 144 because of an economic downturn affecting the Boutique operations and revenue forecasts. As a result, the Company recorded a non-cash impairment charge of $2.0 million consisting of property, plant and equipment of $0.8 million and other assets of $1.2 million. The entire impairment charge is included in the selling, general and administrative expenses in the fiscal 2005 Consolidated Statement of Income. There were no impairment losses related to long-lived assets in fiscal 2004.

Deferred Rent Obligations and Contributions from Landlords

The Company accounts for rent expense under non-cancelable operating leases with scheduled rent increases on a straight-line basis over the lease term. The excess of straight-line rent expense over scheduled payments is recorded as a deferred liability. In addition, the Company receives build out contributions from landlords primarily as an incentive for the Company to lease retail store space from the landlords. This is also recorded as a deferred liability. Such amounts are amortized as a reduction of rent expense over the life of the related lease.

Capitalized Software Costs

The Company capitalizes certain computer software costs after technological feasibility has been established. The costs are amortized utilizing the straight-line method over the economic lives of the related products ranging from five to seven years.

Intangibles

Intangible assets consist primarily of trade names and trademarks and are recorded at cost. Trade names are not amortized. Trademarks are amortized over ten years. The Company continually reviews intangible assets to evaluate whether events or changes have occurred that would suggest an impairment of carrying value. An impairment would be recognized when expected undiscounted future operating cash flows are lower than the carrying value. At January 31, 2006 and 2005, intangible assets at cost were $10.3 million and $13.5 million, respectively, and related accumulated amortization of intangibles was $5.7 million and $4.5 million, respectively. Amortization expense for fiscal 2006, 2005 and 2004 was $1.2 million, $1.0 million and $0.7 million, respectively.

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

The Company's risk management policy is to enter into forward exchange contracts and purchase foreign currency options, under certain limitations, to reduce exposure to adverse fluctuations in foreign exchange rates and, to a lesser extent, in commodity prices related to its purchases of watches. When entered into, the Company designates and documents these derivative instruments as a cash flow hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. Changes in the fair value of a derivative that is designated and documented as a cash flow hedge and is highly effective, are recorded in other comprehensive income until the underlying transaction affects earnings, and then are later reclassified into earnings in the same account as the hedged transaction. The Company formally assesses, both at the inception and at each financial quarter thereafter, the effectiveness of the derivative instrument hedging the underlying forecasted cash flow transaction. Any ineffectiveness related to the derivative financial instruments' change in fair value will be recognized in the period in which the ineffectiveness was calculated.

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

During fiscal 2006, the Company recorded a pre-tax loss of $1.6 million in other expense, representing the impact of the discontinuation of foreign currency cash flow hedges because it was not probable that the forecasted transactions would occur by the end of the originally specified time period.

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

Selling, General and Administrative Expenses

The Company's SG&A expenses consist primarily of marketing, selling, distribution and general and administrative expenses. Annual marketing expenditures are based principally on overall strategic considerations relative to maintaining or increasing market share in markets that management considers to be crucial to the Company's continued success as well as on general economic conditions in the various markets around the world in which the Company sells its products.

Selling expenses consist primarily of salaries, sales commissions, sales force travel and related expenses, expenses associated with Baselworld, the annual watch and jewelry trade show and other industry trade shows and operating costs incurred in connection with the Company's retail business. Sales commissions vary with overall sales levels. Retail selling expenses consist primarily of payroll related and store occupancy costs.

Distribution expenses consist primarily of salaries of distribution staff, rental and other occupancy costs, security, depreciation and amortization of furniture and leasehold improvements and shipping supplies.

General and administrative expenses consist primarily of salaries and other employee compensation, employee benefit plan costs, office rent, management information systems costs, professional fees, bad debts, depreciation and amortization of furniture and leasehold improvements, patent and trademark expenses and various other general corporate expenses.

Warranty Costs

The Company has warranty obligations in connection with the sale of its watches. All watches sold by the Company come with limited warranties covering the movement against defects in material and workmanship for periods ranging from two to three years from the date of purchase, with the exception of Tommy Hilfiger watches, for which the warranty period is ten years. In addition, the warranty period is five years for the gold plating for Movado watch cases and bracelets. As a practice, warranty costs are expensed as incurred and recorded in the quarterly consolidated statement of income. The warranty obligations are evaluated quarterly and reviewed in detail on an annual basis to determine if any material changes occurred. When changes in warranty costs are experienced, the Company will adjust the warranty accrual as required. Warranty liability for the fiscal years ended January 31, 2006, 2005 and 2004 was as follows (in thousands):

                                    2006      2005     2004
                                  -------   -------   -----
Balance, beginning of year        $ 3,979   $   900   $ 900
Acquired Ebel reserves                 --     3,127      --
Provision charged to operations     2,185     1,450     789
Settlements made                   (3,979)   (1,498)   (789)
                                  -------   -------   -----
Balance, end of year              $ 2,185   $ 3,979   $ 900
                                  =======   =======   =====


Preopening Costs

Costs associated with the opening of new boutique and outlet stores, including pre-opening rent, are expensed in the period incurred.

Marketing

The Company expenses the production costs of an advertising campaign at the commencement date of the advertising campaign. Included in marketing expenses are costs associated with cooperative advertising, media advertising, production costs and costs of point-of-sale materials and displays. These costs are recorded as SG&A expenses. The Company participates in cooperative advertising programs on a voluntary basis and receives a "separately identifiable benefit in exchange for the consideration". Since the amount of consideration paid to the retailer does not exceed the fair value of the benefit received by the Company, these costs are recorded as SG&A expenses as opposed to being recorded as a reduction of revenue. Marketing expense for fiscal 2006, 2005 and 2004 amounted to $75.9 million, $67.8 million and $53.1 million, respectively.

Included in the other current assets in the consolidated balance sheets as of January 31, 2006 and 2005 are prepaid advertising costs of $3.8 million and $2.5 million, respectively. These prepaid costs represent advertising costs paid to licensors in advance, pursuant to the Company's licensing agreements and sponsorships.

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

The weighted-average number of shares outstanding for basic earnings per share were 25,273,000, 24,708,000 and 24,101,000 for fiscal 2006, 2005 and 2004, respectively. For diluted earnings per share, these amounts were increased by 907,000, 875,000 and 776,000 in fiscal 2006, 2005 and 2004, respectively, due to potentially dilutive common stock equivalents issuable under the Company's stock option plans. For all periods presented, basic and diluted shares outstanding, and the related "per share" amounts reflect the effect of the fiscal 2005 two-for-one stock split.

Stock-Based Compensation

Employee stock options are accounted for under the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock. Accordingly, compensation expense has not been recognized for stock options granted at or above fair value. Had compensation expense been determined and recorded based upon the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", net income (in thousands) and net income per share would have been reduced to pro forma amounts for the fiscal years ended January 31, 2006, 2005 and 2004 as follows:

                                         2006                      2005                      2004
                               -----------------------   -----------------------   -----------------------
                               As Reported   Pro Forma   As Reported   Pro Forma   As Reported   Pro Forma
                               -----------   ---------   -----------   ---------   -----------   ---------
Net Income                       $26,617      $24,549      $26,307      $22,546      $22,851      $18,768
Net Income per share-Basic       $  1.05      $  0.97      $  1.06      $  0.91      $  0.95      $  0.78
Net Income per share-Diluted     $  1.02      $  0.94      $  1.03      $  0.88      $  0.92      $  0.75

The weighted-average fair value of each option grant estimated on the date of grant using the Black-Scholes option-pricing model is $8.11, $7.10 and $5.89 per share in fiscal 2006, 2005 and 2004, respectively. The following weighted-average assumptions were used for grants in 2006, 2005 and 2004: dividend yield of 1.74% for fiscal 2006, 0.99% for fiscal 2005 and 0.87% for fiscal 2004; expected volatility of 47% for fiscal 2006, 48% for fiscal 2005 and 52% for fiscal 2004; risk-free interest rates of 3.77% for fiscal 2006, 4.26% for fiscal 2005 and 3.04% for fiscal 2004 and expected lives of three to seven years for fiscal 2006, three to seven years for fiscal 2005 and four to seven years for fiscal 2004.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment", which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123(R)"). SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. Public entities are required to apply SFAS No. 123(R) as of the first annual reporting period that begins after June 15, 2005.

The Company continues to use the intrinsic value based method of accounting for share-based payments. The Company uses the Black-Scholes valuation model to estimate the value of stock options granted to employees. SFAS No. 123(R) requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company will be adopting SFAS No. 123(R) in the first quarter of fiscal 2007 using the modified prospective application transition method. For outstanding unvested options granted as of January 31, 2006, the adoption is expected to have an impact of approximately $1.0 million, net of tax, on the Company's consolidated results of operations for fiscal year ending January 31, 2007.

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

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

In accordance with Emerging Issues Task Force No. 95-3 ("EITF 95-3"), "Recognition of Liabilities in Connection with a Purchase Business Combination", the Company recognized costs associated with exiting an activity of an acquired company and involuntary termination of employees of an acquired company as liabilities assumed in a purchase business combination and included the liabilities in the allocation of the acquisition cost. The liability recognized in connection with the acquisition of Ebel was comprised of approximately $2.4 million for employee severance, $0.2 million for lease terminations, $1.7 million for exit costs related to certain promotional and purchase contracts and $0.4 million of other liabilities. For the years ended January 31, 2006 and 2005, payments against employee severance, lease terminations, exit costs and other liabilities amounted to $2.3 million, $0.2 million, $1.7 million and $0.4 million, respectively. There were no further adjustments related to the abovementioned accruals during the fiscal year ended January 31, 2006.

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

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company and Ebel, on a pro forma basis, as though the acquisition had been completed as of the beginning of the fiscal year ended January 31, 2005. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of the fiscal year ended January 31, 2005. The unaudited pro forma condensed combined statement of income for the fiscal year ended January 31, 2005 combines the historical results for the Company for the fiscal year ended January 31, 2005 and the historical results for Ebel for the period preceding the acquisition of February 1 through February 29, 2004. The following amounts are in thousands, except per share amounts:

                           Fiscal Year Ended
                            January 31, 2005
                           -----------------
Revenues                        $420,335
Net income                      $ 24,302
Basic income per share          $   0.98
Diluted income per share        $   0.95

NOTE 3 - INVENTORIES, NET

Inventories, net at January 31, consisted of the following (in thousands):

                    2006       2005
                  --------   --------
Finished goods    $129,921   $108,668
Component parts     64,563     72,260
Work-in-process      4,098      4,681
                  --------   --------
                  $198,582   $185,609
                  ========   ========

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at January 31, at cost, consisted of the following (in thousands):

                                   2006       2005
                                 --------   --------
Land and buildings               $  3,843   $  6,543
Furniture and equipment            52,376     44,036
Computer software                  29,611     29,169
Leasehold improvements             37,411     32,288
Design fees and tooling costs      24,029     23,846
                                 --------   --------
                                  147,270    135,882
Less: accumulated depreciation    (95,102)   (83,372)
                                 --------   --------
                                 $ 52,168   $ 52,510
                                 ========   ========

Depreciation and amortization expense related to property, plant and equipment for fiscal 2006, 2005 and 2004 was $15.4 million, $11.4 million and $9.0 million, respectively, which includes computer software amortization expense for fiscal 2006, 2005 and 2004 of $4.4 million, $4.0 million and $2.9 million, respectively.

NOTE 5 - BANK CREDIT ARRANGEMENTS AND LINES OF CREDIT

On June 30, 2005, the Company renewed its promissory note for a $5.0 million unsecured working capital line with Bank of New York, originally dated June 27, 2000. The line expires on July 31, 2006. The Company had no outstanding borrowings under the line as of January 31, 2006 and 2005.

On December 12, 2005, the Company executed a line of credit letter agreement with Bank of America ("B of A") and an amended and restated promissory note in the principal amount of up to $20.0 million payable to B of A. Pursuant to the line of credit letter agreement, B of A will consider requests for short-term loans and documentary letters of credit for the importation of merchandise inventory, the aggregate amount of which at any time outstanding shall not exceed $20.0 million. The Company's obligations under the agreement are guaranteed by its subsidiaries, Movado Retail Group, Inc. and Movado LLC. Pursuant to the amended and restated promissory note, the Company promised to pay to B of A $20.0 million, or such lesser amount as may then be the unpaid balance of all loans made by B of A to the Company thereunder, in immediately available funds upon the maturity date of June 16, 2006. The Company has the right to prepay all or part of any outstanding amounts under the promissory note without penalty at any time prior to the maturity date. The amended and restated promissory note bears interest at an annual rate equal to either (i) a floating rate equal to the prime rate or
(ii) such fixed rate as may be agreed upon by the Company and B of A for an interest period which is also then agreed upon. The amended and restated promissory note contains various representations and warranties and events of default that are customary for instruments of that type. As of January 31, 2006, there were no outstanding borrowings against this line.

On December 13, 2005, the Company executed a promissory note in the principal amount of up to $37.0 million payable to JPMorgan Chase Bank, N.A. ("Chase"). Pursuant to the promissory note, the Company promised to pay to Chase $37.0 million, or such lesser amount as may then be the unpaid balance of each loan made or letter of credit issued by Chase to the Company thereunder, upon the maturity date of July 31, 2006; provided that during the period between January 31, 2006 and the maturity date, the maximum principal amount of all loans made by Chase to the Company, and outstanding under the promissory note, shall not exceed $2.0 million. The Company has the right to prepay all or part of any outstanding amounts under the promissory note without penalty at any time prior to the maturity date. The promissory note bears interest at an annual rate equal to either (i) a floating rate equal to the prime rate, (ii) a fixed rate equal to an adjusted LIBOR plus 0.625% or (iii) a fixed rate equal to a rate of interest offered by Chase from time to time on any single commercial borrowing. The promissory note contains various events of default that are customary for instruments of that type. In addition, it is an event of default for any security interest or other encumbrance to be created or imposed on the Company's property, other than as permitted in the lien covenant of the Credit Agreement. Chase issued 11 irrevocable standby letters of credit for retail and operating facility leases to various landlords, for the administration of the Movado Boutique private-label credit card and Canadian payroll to the Royal Bank of Canada totaling $1.2 million with expiration dates through March 18, 2007. As of January 31, 2006, there were no outstanding borrowings against this line.

On December 15, 2005, Movado Group, Inc., and its Swiss subsidiaries, MGI Luxury Group S.A. and Movado Watch Company SA, entered into a credit agreement with JPMorgan Chase Bank, N.A., JPMorgan Securities, Inc., Bank of America, N.A., The Bank of New York and Citibank, N.A. (the "Swiss Credit Agreement") which provides for a revolving credit facility of 90.0 million Swiss francs and matures on December 15, 2010. The obligations of the Company's two Swiss subsidiaries under this credit agreement are guaranteed by the Company under a Parent Guarantee, dated as of December 15, 2005, in favor of the lenders. The credit agreement contains financial covenants including an interest coverage ratio, average debt coverage ratio, limitations on capital expenditures and certain non-financial covenants that restrict the Company's activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding. Until the date immediately preceding the first day of the calendar month following the date of delivery of the first annual or quarterly financial statements after December 15, 2005, the credit facility bears interest at a rate equal to the LIBOR (as defined in the Swiss Credit Agreement) plus .50% per annum, after which it will bear interest at a rate equal to the LIBOR plus a margin ranging from .50% per annum to .875% per annum (depending upon a leverage ratio). As of January 31, 2006, the Company was in compliance with all financial and non-financial covenants and had 83.0 million Swiss francs, with a dollar equivalent of $65.0 million, outstanding under this revolving credit facility.

On December 15, 2005, the Company and its Swiss subsidiaries, MGI Luxury Group S.A. and Movado Watch Company SA, entered into a credit agreement with JPMorgan Chase Bank, N.A., JPMorgan Securities, Inc., Bank of America, N.A., The Bank of New York and Citibank, N.A. (the "US Credit Agreement") which provides for a revolving credit facility of $50.0 million (including a sublimit for borrowings in Swiss francs of up to $25.0 million) with a provision to allow for an increase of an additional $50.0 million subject to certain terms and conditions. The US Credit Agreement will mature on December 15, 2010. The obligations of MGI Luxury Group S.A. and Movado Watch Company SA are guaranteed by the Company under a Parent Guarantee, dated as of December 15, 2005, in favor of the lenders. The obligations of the Company are guaranteed by certain domestic subsidiaries of the Company under subsidiary guarantees, in favor of the lenders. The credit agreement contains financial covenants including an interest coverage ratio, average debt coverage ratio, limitations on capital expenditures and certain non-financial covenants that restrict the Company's activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding. Until the date immediately preceding the first day of the calendar month following the date of delivery of the first annual or quarterly financial statements after December 15, 2005, the credit facility bears interest, at Borrower's option, at a rate equal to the Adjusted LIBOR (as defined in the US Credit Agreement) plus .50% per annum, or the Alternate Base Rate (as defined in the US Credit Agreement), after which it will bear interest, at Borrower's option, at a rate equal to the Adjusted LIBOR plus a margin ranging from .50% per annum to .875% per annum (depending upon a leverage ratio), or the Alternate Base Rate. As of January 31, 2006, the Company was in compliance with all financial and non-financial covenants and there were no outstanding borrowings against this line.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. Available credit under these lines totaled 8.0 million Swiss francs, with dollar equivalents of $6.3 million and $6.7 million at January 31, 2006 and 2005. As of January 31, 2006, the Swiss bank has guaranteed the Company's Swiss subsidiary's obligations to certain Swiss third parties in the amount of $3.3 million in various foreign currencies. As of January 31, 2006, there were no outstanding borrowings against these lines.

The Company pays a facility fee on the unused portion of the committed lines of the Swiss Credit Agreement and the US Credit Agreement. The unused line of credit of the committed lines was $55.5 million at January 31, 2006.

Aggregate maximum and average monthly outstanding borrowings against the Company's lines of credit and related weighted-average interest rates during fiscal 2006 and 2005 were as follows (dollars in thousands):

                                 Fiscal Year Ended January 31,
                                 -----------------------------
                                         2006       2005
                                       --------   -------
Maximum borrowings                     $100,745   $37,925
Average monthly borrowings             $ 33,726   $21,711
Weighted-average interest rate             4.2%      2.3%

Weighted-average interest rates were computed based on average month-end outstanding borrowings and applicable average month-end interest rates.

NOTE 6 - LONG-TERM DEBT

The components of long-term debt as of January 31, were as follows (in thousands):

                                   2006       2005
                                 --------   -------
Swiss Revolving Credit Facility  $ 64,955   $    --
Series A Senior Notes              25,000    25,000
Senior Series A-2004 Notes         20,000    20,000
                                 --------   -------
                                  109,955    45,000
Less: current portion              (5,000)       --
                                 --------   -------
Long-term debt                   $104,955   $45,000
                                 ========   =======

For information related to the Swiss Revolving Credit Facility, see Note 5 on Bank Credit Arrangements and Lines of Credit.

The Series A Senior Notes ("Series A Senior Notes") were issued on December 1, 1998 under a Note Purchase and Private Shelf Agreement and bear interest at 6.90% per annum. Interest is payable semiannually on April 30 and October 30. These notes mature on October 30, 2010 and are subject to annual payments of $5.0 million commencing on October 31, 2006. These notes contain financial covenants including an interest coverage ratio, average debt ratio, maintenance of tangible net worth, limitations on capital expenditures and certain non-financial covenants that restrict the Company's activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding. At January 31, 2006, the Company was in compliance with all financial and non-financial covenants and $25.0 million of these notes were issued and outstanding.

As of March 21, 2004, the Company amended its Note Purchase and Private Shelf Agreement, originally dated March 21, 2001, to expire on March 21, 2007. This agreement allows for the issuance, for up to three years after the date thereof, of senior promissory notes in the aggregate principal amount of up to $40.0 million with maturities up to 12 years from their original date of issuance. On October 8, 2004, the Company issued, pursuant to the Note Purchase Agreement, 4.79% Senior Series A-2004 Notes due 2011 (the "Senior Series A-2004 Notes"), in an aggregate principal amount of $20.0 million, which will mature on October 8, 2011 and are subject to annual repayments of $5.0 million commencing on October 8, 2008. Proceeds of the Senior Series A-2004 Notes will be used by the Company for capital expenditures, repayment of certain of its debt obligations and general corporate purposes. These notes contain financial covenants including an interest coverage ratio, average debt ratio, maintenance of tangible net worth, limitations on capital expenditures and certain non-financial covenants that restrict the Company's activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding. As of January 31, 2006, the Company was in compliance with all financial and non-financial covenants and $20.0 million of these notes were issued and outstanding.

Aggregate maturities of long-term obligations at January 31, 2006 are as follows (in thousands):

            Fiscal Year Ended January 31,
               2007                                     $  5,000
               2008                                        5,000
               2009                                       10,000
               2010                                       10,000
               2011                                       74,955
               Thereafter                                  5,000
                                                        --------
                                                        $109,955
                                                        ========

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS

The Company follows the provisions of SFAS No. 133 requiring that all derivative financial instruments be recorded on the balance sheet at fair value.

As of January 31, 2006, the balance of deferred net losses on derivative financial instruments documented as cash flow hedges included in accumulated other comprehensive income ("AOCI") was $1.4 million in net losses, net of tax benefit of $0.8 million, compared to $2.0 million in net gains at January 31, 2005, net of tax of $1.2 million and $1.6 million in net gains at January 31, 2004, net of tax of $1.0 million. The Company estimates that a substantial portion of the deferred net losses at January 31, 2006 will be realized into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The primary underlying transaction which will cause the amount in AOCI to affect cost of goods sold consists of the Company's sell through of inventory purchased in Swiss francs. The maximum length of time the Company is hedging its exposure to the fluctuation in future cash flows for forecasted transactions is 24 months. For the years ended January 31, 2006, 2005 and 2004, the Company reclassified net losses from AOCI to earnings of $1.8 million, net of tax benefit of $1.1 million, $1.4 million in net gains, net of tax of $0.9 million, and $3.2 million in net gains, net of tax of $2.0 million, respectively.

During fiscal 2006, the Company recorded a pre-tax loss of $1.6 million in other expense, representing the impact of the discontinuation of foreign currency cash flow hedges because it was not probable that the forecasted transactions would occur by the end of the originally specified time period.

During fiscal 2006, 2005 and 2004, the Company recorded no charge related to its assessment of the effectiveness of its derivative hedge portfolio because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged.

Changes in the contracts' fair value due to spot-forward differences are excluded from the designated hedge relationship. The Company records these transactions in the cost of sales of the Consolidated Statements of Income.

The balance of the net loss included in the cumulative foreign currency translation adjustment associated with derivatives documented as net investment hedges was $1.5 million, net of a tax benefit of $0.9 million as of both January 31, 2006 and 2005 and a net loss of $1.0 million, net of a tax benefit of $0.6 million as of January 31, 2004. Under SFAS No. 133, changes in fair value of these instruments are recognized in currency translation adjustment, a component of AOCI, to offset the change in the value of the net investment being hedged.

The following presents fair value and maturities of the Company's foreign currency derivatives outstanding as of January 31, 2006 (in millions):

                                       Fair Value
                                     of (Liability)
                                          Asset       Maturities
                                     --------------   ----------
Forward exchange contracts               ($2.5)          2006
Purchased foreign currency options         0.3           2006
                                         -----
                                         ($2.2)
                                         =====

The Company estimates the fair value of its foreign currency derivatives based on quoted market prices or pricing models using current market rates. These derivative financial instruments are currently reflected in other current assets or current liabilities.

NOTE 8 - FAIR VALUE OF OTHER FINANCIAL INSTRUMENTS

The fair value of the Company's 4.79% Senior Notes and 6.90% Series A Senior Notes approximate 97% and 103% of the carrying value of the notes, respectively, as of January 31, 2006. The fair value was calculated based upon the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or upon estimated prices based on current yields for debt issues of similar quality and terms.

NOTE 9 - INCOME TAXES

The provision for income taxes for the fiscal years ended January 31, 2006, 2005 and 2004 consists of the following components (in thousands):

                               2006      2005     2004
                             -------   -------   ------
Current:
   U.S. Federal              $13,205   $ 3,980   $4,346
   U.S. State and Local        1,364       810     (126)
   Non-U.S.                    4,238     5,254    1,282
                             -------   -------   ------
                              18,807    10,044    5,502
                             -------   -------   ------
Noncurrent:
   U.S. Federal                   --        --       --
   U.S. State and Local         (458)       --       --
   Non-U.S.                       --        --    2,186
                             -------   -------   ------
                                (458)       --    2,186
                             -------   -------   ------
Deferred:
   U.S. Federal               (1,806)   (2,533)    (351)
   U.S. State and Local         (155)     (242)      60
   Non-U.S.                    1,931      (486)   1,489
                             -------   -------   ------
                                 (30)   (3,261)   1,198
                             -------   -------   ------
Provision for income taxes   $18,319   $ 6,783   $8,886
                             =======   =======   ======

Income before taxes for U.S. operations was $15.9 million, $8.3 million and $2.0 million for periods ended January 31, 2006, 2005 and 2004, respectively. Income before taxes for non-U.S. operations was $29.0 million, $24.8 million and $29.7 million for periods ended January 31, 2006, 2005 and 2004, respectively.

Significant components of the Company's deferred income tax assets and liabilities for the fiscal year ended January 31, 2006 and 2005 consist of the following (in thousands):

                                 2006 Deferred Taxes      2005 Deferred Taxes
                               ----------------------   ----------------------
                                Assets    Liabilities    Assets    Liabilities
                               --------   -----------   --------   -----------
Operating loss carryforwards   $ 30,770      $   --     $ 32,120      $   --
Inventory reserve                 2,963       3,924        3,103       4,762
Receivable allowance              3,356       1,188        2,960       1,559
Deferred compensation             5,922          --        4,627          --
Hedged derivatives                  844          --           --         323
Depreciation/amortization           305          34        2,247         267
Other                             4,044         341        3,134         367
                               --------      ------     --------      ------
                                 48,204       5,487       48,191       7,278
Valuation allowance             (29,555)         --      (33,393)         --
                               --------      ------     --------      ------
Total                          $ 18,649      $5,487     $ 14,798      $7,278
                               ========      ======     ========      ======

As of January 31, 2006, the Company had foreign net operating loss carryforwards of approximately $130.1 million, which are available to offset taxable income in future years. The majority of the carryforward tax losses ($117.2 million) were incurred in Switzerland in the Ebel business prior to the Company's acquisition of the Ebel business on March 1, 2004. Effective March 1, 2004, Ebel S.A. was merged into another wholly-owned Swiss subsidiary, and a Swiss tax ruling was obtained that allows the Ebel tax losses to offset taxable income in the surviving entity. As part of purchase accounting, the Company recorded net deferred tax assets for the Swiss tax losses and for the temporary differences between the Swiss tax basis and the assigned values of the net Ebel assets. The Company has established a partial valuation allowance on the deferred tax assets as a result of an evaluation of expected utilization of such tax benefits within the expiry of the tax losses through fiscal 2011. The recognition of the tax benefit has been applied to reduce the carrying value of acquired intangible assets to $0.3 million; subsequent recognition of deferred tax assets, if any, will be applied to reduce the carrying value of the intangible assets to zero prior to being recognized as a reduction of income tax expense. The Company recognized cash tax savings of $2.9 million on the utilization of the Swiss tax losses during the year. The remaining tax losses ($12.9 million) are related to the Company's former operations in Germany, and its current operations in Germany, Japan, and the United Kingdom. A full valuation allowance has been established on the deferred tax assets resulting from these losses due to the Company's current assessment that it is more-likely-than-not that the deferred tax assets will not be utilized. The Japan tax losses have a 7 year life while the German and United Kingdom tax losses have unlimited lives.

Management will continue to evaluate the appropriate level of allowance on all deferred tax assets, considering such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.

The provision for income taxes differs from the amount determined by applying the U.S. federal statutory rate as follows (in thousands):

                                                               Fiscal Year Ended January 31,
                                                               -----------------------------
                                                                  2006      2005      2004
                                                                -------   -------   -------
Provision for income taxes at the U.S. statutory rate           $15,728   $11,582   $11,108
Lower effective foreign income tax rate                          (5,958)   (5,137)   (5,487)
Change in valuation allowance                                       901       101       (13)
Tax provided on repatriated earnings of foreign subsidiaries      7,506        --     3,133
State and local taxes, net of federal benefit                       652       250       (43)
Other, net                                                         (510)      (13)      188
                                                                -------   -------   -------
Total                                                           $18,319   $ 6,783   $ 8,886
                                                                =======   =======   =======

No provision has been made for federal income or withholding taxes which may be payable on the remittance of the undistributed retained earnings of foreign subsidiaries approximating $97.8 million at January 31, 2006, as those earnings are considered permanently reinvested. As a result of various tax planning strategies available to the Company, it is not practical to estimate the amount of tax, if any, that may be payable on the eventual distribution of these earnings.

The American Jobs Creation Act of 2004 (the "Act"), as enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction results in an approximate 5.25% U.S. federal tax rate on any repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by the Company's Chief Executive Officer and approved by the Company's Board of Directors. Certain other criteria in the Act, applicable Treasury Regulations and guidance published (or that may be subsequently published) by the Internal Revenue Service or Treasury Department must be satisfied as well. During the fourth quarter of 2006, the Company approved a plan for reinvestment and repatriation of up to $150.0 million. Under the executed plan, the Company repatriated foreign earnings of $148.5 million. These earnings were previously considered to be indefinitely reinvested outside the U.S. During the year, the effective tax rate was increased to 40.8% principally as a result of the fourth quarter 2006 tax charge of $7.5 million associated with repatriated foreign earnings under the American Jobs Creation Act of 2004. The effective tax rate excluding the repatriation related tax charge was 24.06%. The fiscal 2005 effective tax rate was 20.5%.

NOTE 10 - OTHER ASSETS

In fiscal 1996, the Company entered into an agreement with a trust which owned an insurance policy issued on the lives of the Company's Chairman and his spouse. Under this agreement, the trust assigned the insurance policy to the Company as collateral to secure repayment by the trust of interest-free loans made by the Company to the trust in amounts equal to the premiums on said insurance policy (approximately $0.8 million per annum). The agreement required the trust to repay the loans from the proceeds of the policy. At January 31, 2003, the Company had outstanding loans from the trust of $5.2 million. On April 4, 2003, the agreement was amended and restated to transfer the policy from the trust to the Company in partial repayment of the loan balance. The Company is the beneficiary of the policy insofar as upon the death of the Company's Chairman and his spouse, the proceeds of the policy would first be distributed to the Company to repay the premiums paid by the Company with the remaining proceeds distributed to the trust. As of January 31, 2006, total premiums paid were $7.6 million and the cash surrender value of the policy was $7.7 million.

NOTE 11 - LEASES

The Company leases office, distribution, retail and manufacturing facilities, and office equipment under operating leases, which expire at various dates through January 2017. Certain leases include renewal options and the payment of real estate taxes and other occupancy costs. Some leases also contain rent escalation clauses (step rents) that require additional rent amounts in the later years of the term. Rent expense for leases with step rents is recognized on a straight-line basis over the minimum lease term. Likewise, capital funding and other lease concessions that are occasionally provided to the Company, are recorded as deferred rent and amortized on a straight-line basis over the minimum lease term as adjustments to rent expense. Rent expense for equipment and distribution, factory and office facilities under operating leases was approximately $13.3 million, $12.6 million and $9.7 million in fiscal 2006, 2005 and 2004, respectively. Minimum annual rentals at January 31, 2006 under noncancelable operating leases, which do not include real estate taxes and operating costs, are as follows (in thousands):

Fiscal Year Ended January 31,
   2007                         $12,590
   2008                          11,083
   2009                          10,334
   2010                           9,906
   2011                           8,813
   Thereafter                    26,377
                                -------
                                $79,103
                                =======

Due to the nature of its business as a luxury consumer goods distributor, the Company is exposed to various commercial losses, such as misappropriation of assets. The Company believes it is adequately insured against such losses.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

At January 31, 2006, the Company had outstanding letters of credit totaling $1.2 million with expiration dates through March 18, 2007 compared to $0.6 million with expiration dates through May 15, 2006 as of January 31, 2005. One bank in the domestic bank group has issued irrevocable standby letters of credit for retail and operating facility leases to various landlords, for the administration of the Movado Boutique private-label credit card and for Canadian payroll to the Royal Bank of Canada.

As of January 31, 2006, a Swiss bank guaranteed one of the Company's Swiss subsidiary's obligations to certain Swiss third parties in the amount of $3.3 million in various foreign currencies compared to $2.8 million as of January 31, 2005.

Pursuant to the Company's agreements with its licensors, the Company is required to pay minimum royalties and advertising. As of January 31, 2006, the Company's obligation related to its license agreements was $68.3 million.

The Company had outstanding purchase obligations of $40.3 million with suppliers at the end of fiscal 2006 for raw materials, finished watches and packaging in the normal course of business. These purchase obligation amounts do not represent total anticipated purchases but represent only amounts to be paid for items required to be purchased under agreements that are enforceable, legally binding and specify minimum quantity, price and term.

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

NOTE 13 - EMPLOYEE BENEFIT PLANS

The Company maintains an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. In addition, the Company maintains defined contribution employee benefit plans for its employees located in Switzerland. Company contributions and expenses of administering the plans amounted to $2.0 million, $1.9 million and $1.1 million in fiscal 2006, 2005 and 2004, respectively.

Effective June 1, 1995, the Company adopted a defined contribution supplemental executive retirement plan ("SERP"). The SERP provides eligible executives with supplemental pension benefits in addition to amounts received under the Company's other retirement plan. The Company makes a matching contribution which vests equally over five years. During fiscal 2006, 2005 and 2004, the Company recorded an expense related to the SERP of $0.7 million, $0.6 million and $0.5 million, respectively.

During fiscal 1999, the Company adopted a Stock Bonus Plan for all employees not in the SERP. Under the terms of this Stock Bonus Plan, the Company contributes a discretionary amount to the trust established under the plan. Each plan participant vests after five years in 100% of their respective prorata portion of such contribution. For fiscal 2006, 2005 and 2004, the Company recorded an expense of $0.3 million for each period related to this plan.

On September 23, 1994, the Company entered into a Death and Disability Benefit Plan agreement with the Company's Chairman. Under the terms of the agreement, in the event of the Chairman's death or disability, the Company is required to make an annual benefit payment of approximately $0.3 million to his spouse for the lesser of ten years or her remaining lifetime. Neither the agreement nor the benefits payable thereunder are assignable and no benefits are payable to the estates or heirs of the Chairman or his spouse. Results of operations for each period include an actuarially determined charge related to this plan of $0.2 million for fiscal 2006, 2005 and 2004.

Effective concurrently with the consummation of the Company's public offering in the fourth quarter of fiscal 1994, the Board of Directors and the shareholders of the Company approved the adoption of the Movado Group, Inc. 1993 Employee Stock Option Plan (the "Employee Stock Option Plan") for the benefit of certain officers, directors and key employees of the Company. The Employee Stock Option Plan was amended in fiscal 1997 and restated as the Movado Group, Inc. 1996 Stock Incentive Plan (the "Plan"). Under the Plan, as amended and restated as of April 8, 2004, the Compensation Committee of the Board of Directors, which is comprised of the Company's four outside directors, has the authority to grant incentive stock options and nonqualified stock options, to purchase, as well as stock appreciation rights and stock awards, up to 9,000,000 shares of Common Stock. Options granted to participants under the Plan generally become exercisable in equal installments over three years and remain exercisable until the tenth anniversary of the date of grant. The option price may not be less than the fair market value of the stock at the time the options are granted.

Transactions in stock options under the Plan since fiscal 2003 are summarized as follows:

                                    Weighted-
                    Outstanding      Average
                      Options    Exercise Price
                    -----------  --------------
January 31, 2003     4,539,520       $ 8.76
Options granted        978,144       $12.03
Options exercised   (1,639,710)      $ 8.74
Options cancelled     (153,976)      $ 5.86
                    ----------       ------
January 31, 2004     3,723,978       $ 8.71
Options granted        784,203       $16.44
Options exercised     (821,957)      $ 9.04
Options cancelled      (65,190)      $ 9.33
                    ----------       ------
January 31, 2005     3,621,034       $11.66
Options granted        166,500       $18.30
Options exercised     (596,221)      $ 6.54
Options cancelled      (21,700)      $12.88
                    ----------       ------
January 31, 2006     3,169,613       $12.96
                    ==========       ======

Options exercisable at January 31, 2006, 2005 and 2004 were 2,507,382, 2,888,888 and 2,445,912, respectively.

The following table summarizes outstanding and exercisable stock options as of January 31, 2006:

                                  Weighted-
                                   Average     Weighted-                 Weighted-
                                  Remaining     Average                   Average
    Range of         Number      Contractual   Exercise       Number     Exercise
Exercise Prices   Outstanding   Life (Years)     Price     Exercisable     Price
---------------   -----------   ------------   ---------   -----------   ---------
$ 3.12 - $ 6.22      170,290         4.1         $ 4.26       170,290      $ 4.26
$ 6.23 - $ 9.34      297,516         3.2         $ 7.06       273,816      $ 7.05
$ 9.35 - $12.45      811,963         4.1         $10.69       780,864      $10.73
$12.46 - $15.57    1,269,097         5.2         $14.46       958,997      $14.56
$15.58 - $18.68      614,747         7.0         $18.08       323,415      $18.37
$18.69 - $21.81        6,000         9.1         $18.85            --          --
                   ---------         ---         ------     ---------      ------
                   3,169,613         5.1         $12.96     2,507,382      $12.34
                   ---------         ---         ------     ---------      ------

Under the 1996 Stock Incentive Plan, the Company has the ability to grant restricted stock to certain employees. In fiscal years 2006, 2005 and 2004, the Company granted restricted stock shares of 96,160, 140,960 and 138,190, respectively, with fair values at the date of grant of $1.7 million, $2.2 million and $1.4 million, respectively. Restricted stock grants vest three years from the date of grant. Expense for these grants is recognized on a straight-line basis over the vesting period. Included in the Company's Consolidated Statements of Income for fiscal 2006, 2005 and 2004 is expense related to restricted stock grants of $1.3 million, $0.9 million and $0.3 million, respectively.

NOTE 14 - TOTAL COMPREHENSIVE INCOME

The components of comprehensive income for the twelve months ended January 31, 2006, 2005 and 2004 are as follows (in thousands):

                                                2006       2005      2004
                                              --------   -------   -------
Net income                                    $ 26,617   $26,307   $22,851
Net unrealized gain on investments,
   net of tax                                        1        39       139
Net change in effective portion of
   hedging contracts, net of tax                (3,318)      366    (3,434)
Foreign currency translation adjustment (1)    (17,716)   13,828    18,382
                                              --------   -------   -------
Total comprehensive income                    $  5,584   $40,540   $37,938
                                              ========   =======   =======

(1) The currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in international subsidiaries.

NOTE 15 - SEGMENT INFORMATION

The Company follows SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The statement requires disclosure of segment data based on how management makes decisions about allocating resources to segments and measuring their performance.

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

Operating Segment Data as of and for the Fiscal Year Ended January 31, (in thousands):

                                Net Sales                 Operating Profit (1)
                     ------------------------------   ---------------------------
                       2006       2005       2004       2006      2005      2004
                     --------   --------   --------   -------   -------   -------
Wholesale            $385,383   $345,028   $269,341   $42,289   $33,033   $31,098
Retail                 85,558     73,938     60,873     5,748     2,043     3,683
                     --------   --------   --------   -------   -------   -------
Consolidated total   $470,941   $418,966   $330,214   $48,037   $35,076   $34,781
                     ========   ========   ========   =======   =======   =======

                         Total Assets          Capital Expenditures
                     -------------------   ----------------------------
                       2006       2005       2006      2005      2004
                     --------   --------   -------   -------   --------
Wholesale            $484,767   $415,863   $ 9,659   $ 6,785   $ 2,958
Retail                 65,125     61,211     6,708     8,162     7,872
                     --------   --------   -------   -------   -------
Consolidated total   $549,892   $477,074   $16,367   $14,947   $10,830
                     ========   ========   =======   =======   =======

                     Depreciation and Amortization
                     -----------------------------
                         2006      2005     2004
                       -------   -------   ------
Wholesale              $11,880   $ 8,909   $7,500
Retail                   4,900     3,694    2,473
                       -------   -------   ------
Consolidated total     $16,780   $12,603   $9,973
                       =======   =======   ======

Geographic Segment Data as of and for the Fiscal Year Ended January 31, (in thousands):

                              Net Sales (2)               Operating Profit (1)
                     ------------------------------   ---------------------------
                       2006       2005       2004       2006      2005      2004
                     --------   --------   --------   -------   -------   -------
Domestic             $372,383   $330,269   $285,739   $22,656   $12,617   $ 7,227
International          98,558     88,697     44,475    25,381    22,459    27,554
                     --------   --------   --------   -------   -------   -------
Consolidated total   $470,941   $418,966   $330,214   $48,037   $35,076   $34,781
                     ========   ========   ========   =======   =======   =======

                         Total Assets      Long-Lived Assets
                     -------------------   -----------------
                       2006       2005       2006      2005
                     --------   --------   -------   -------
Domestic             $391,310   $282,142   $37,101   $35,765
International         158,582    194,932    15,067    16,745
                     --------   --------   -------   -------
Consolidated total   $549,892   $477,074   $52,168   $52,510
                     ========   ========   =======   =======

(1) Fiscal 2005 Retail Operating Profit includes a non-cash impairment charge of $2.0 million recorded in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144").

(2) The domestic and international net sales are net of intercompany sales of $241.9 million, $272.1 million and $209.7 million for the twelve months ended January 31, 2006, 2005 and 2004, respectively.

NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents unaudited selected interim operating results of the Company for fiscal 2006 and 2005 (in thousands, except per share amounts):

                                      Quarter Ended
                        ----------------------------------------
                          1st        2nd        3rd        4th
                        -------   --------   --------   --------
FISCAL 2006
   Net sales            $87,756   $115,326   $141,736   $126,123
   Gross profit (1)     $52,838   $ 69,986   $ 86,173   $ 77,323
   Net income (2)       $   997   $  8,551   $ 14,108   $  2,961

NET INCOME PER SHARE:
   Basic                $  0.04   $   0.34   $   0.56   $   0.12
   Diluted              $  0.04   $   0.33   $   0.54   $   0.11

FISCAL 2005
   Net sales            $74,187   $ 97,788   $127,023   $119,968
   Gross profit         $43,385   $ 57,978   $ 77,141   $ 71,644
   Net income (3)       $   736   $  7,057   $ 11,334   $  7,180

NET INCOME PER SHARE:
   Basic                $  0.03   $   0.29   $   0.46   $   0.29
   Diluted              $  0.03   $   0.28   $   0.44   $   0.28

(1) In the fourth quarter of fiscal year 2006, the Company recorded a one-time out of period benefit adjustment of $0.8 million from a reversal of a previously recorded liability. This adjustment was recorded in cost of goods sold and the Company has concluded that the amount is not material to the fourth quarter or any of the prior quarters impacted.

(2) Fourth quarter of fiscal year 2006 includes a $7.5 million charge associated with repatriated foreign earnings under the American Jobs Creation Act of 2004.

(3) Fourth quarter of fiscal year 2005 includes a non-cash impairment charge of $2.0 million related to the Movado Boutique in Soho, New York City. Additionally, income tax expense of $0.4 million recorded in the fourth quarter of fiscal 2005 included $1.9 million of non-recurring favorable tax benefits, including a retroactive favorable tax ruling and the tax benefit associated with the previously mentioned impairment charge.

As each quarter is calculated as a discrete period, the sum of the four quarters may not equal the calculated full year amount. This is in accordance with prescribed reporting requirements.

NOTE 17 - SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows (in thousands):

                                     Fiscal Year Ended
                                        January 31,
                                 ------------------------
                                  2006     2005     2004
                                 ------   ------   ------
Cash paid during the year for:
   Interest                      $4,520   $2,950   $2,369
   Income taxes                  $6,096   $7,434   $5,864

NOTE 18 - OTHER INCOME, NET

The components of other income, net for fiscal 2006 and 2005 are as follows (in thousands):

                                         Fiscal
                                       Year Ended
                                       January 31,
                                    ----------------
                                      2006     2005
                                    -------   ------
Gain on sale of building (a)        $ 2,630   $   --
Discontinued cash flow hedges (b)    (1,622)      --
Litigation settlement (c)                --    1,444
                                    -------   ------
Other income, net                   $ 1,008   $1,444
                                    =======   ======

(a) The Company recorded a pre-tax gain for the fiscal year ended January 31, 2006 of $2.6 million on the sale of a building acquired on March 1, 2004 in connection with the acquisition of Ebel. The Company received cash proceeds from the sale of $4.0 million. The building was classified as an asset held for sale in other current assets.

(b) The Company recorded a pre-tax loss for the fiscal year ended January 31, 2006 of $1.6 million in other expense, representing the impact of the discontinuation of foreign currency cash flow hedges because it was not probable that the forecasted transactions would occur by the end of the originally specified time period.

(c) The Company recognized income for the fiscal year ended January 31, 2005 from a litigation settlement in the amount of $1.4 million.

NOTE 19 - JUICY COUTURE LICENSE AGREEMENT

On November 21, 2005, the Company entered into a License Agreement with L.C. Licensing, Inc. ("L.C. Licensing"), with an effective date of November 18, 2005. The Company received an exclusive worldwide license to use the trademarks "Juicy Couture" and "Couture Couture Los Angeles", in connection with the manufacture, advertising, merchandising, promotion, sale and distribution of timepieces and components. The term of the license is November 18, 2005 through December 31, 2011, with a four-year renewal period at the option of the Company, provided that certain sales thresholds are met.

NOTE 20 - SUBSEQUENT EVENT

On March 27, 2006, the Company entered into an exclusive worldwide license agreement with Lacoste, S.A., Sporloisirs, S.A. and Lacoste Alligator, S.A. to design, produce, market and distribute Lacoste watches that will be sold under the LACOSTE name and the distinctive Lacoste "alligator" logo beginning in the first half of 2007.

                                   SCHEDULE II

                               MOVADO GROUP, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                       Balance at   Acquired     Provision
                                        beginning     Ebel      charged to     Currency        Net       Balance at
             Description                 of year     balance    operations   revaluation   write-offs   end of year
----------------------------------     ----------   --------    ----------   -----------   ----------   -----------
Year ended January 31, 2006:
   Allowance for doubtful accounts       $6,830          --       $2,399       ($  45)      ($2,194)       $6,990
Year ended January 31, 2005:
   Allowance for doubtful accounts       $6,659      $2,192       $2,072        $  68       ($4,161)       $6,830
Year ended January 31, 2004:
   Allowance for doubtful accounts       $5,235          --       $2,290        $ 106       ($  972)       $6,659

                                       Balance at   Acquired     Provision
                                        beginning     Ebel      charged to     Currency        Net       Balance at
                                         of year     balance    operations   revaluation   write-offs   end of year
                                       ----------   --------    ----------   -----------   ----------   -----------
Year ended January 31, 2006:
   Inventory reserve                     $54,447          --      $1,529      ($ 3,623)     ($3,103)      $49,250
Year ended January 31, 2005:
   Inventory reserve                     $ 2,408     $50,800      $3,221       $ 3,464      ($5,446)      $54,447
Year ended January 31, 2004:
   Inventory reserve                     $ 4,323          --      $  993      ($   645)     ($2,263)      $ 2,408

                                       Balance at    Provision/
                                        beginning     (benefit)      Currency                  Balance at
                                        of year     to operation   revaluation   Adjustments  end of year
                                       ----------   ------------   -----------   -----------  -----------
Year ended January 31, 2006:
   Deferred tax assets valuation (1)     $33,393        $ 910        ($2,186)     ($  2,562)    $29,555
Year ended January 31, 2005:
   Deferred tax assets valuation (2)     $   795        $ 101         $  488       $ 32,009     $33,393
Year ended January 31, 2004:
   Deferred tax assets valuation         $   950       ($  13)       ($  142)            --     $   795

(1)  The detail of adjustments is as follows:

     Release of valuation allowance, Ebel NOL's      ($3,843)
     Ebel Germany pre-acquisition NOL's                1,141
     UK and Germany tax return accrual adjustments       140
                                                     -------
                                                     ($2,562)
                                                     =======

(2)  The detail of adjustments is as follows:

     Ebel purchase accounting - NOL's                $26,731
     Ebel purchase accounting - other                  3,261
     Current year losses                               1,201
     Other                                               816
                                                     -------
                                                     $32,009
                                                     =======