Form 10-K/A
period 2006-01-31
MOVADO GROUP INC
filed 2006-05-03
CIK 72573

==============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-K/A
                                AMENDMENT NO. 1
(Mark one)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED JANUARY 31, 2006,

                                      OR

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

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

      SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                 NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                      ON WHICH REGISTERED
         -------------------                      -------------------
 Common stock, par value $0.01 per share         New York Stock Exchange

    Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [X]

    Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [_] No [X]

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

 Large accelerated filer [_]  Accelerated filer [X]  Non-accelerated filer [_]

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

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

    The number of shares outstanding of the registrant's Common Stock and Class A Common Stock as of March 31, 2006 were 18,605,104 and 6,766,909, respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive proxy statement relating to registrant's 2006 annual meeting of shareholders (the "Proxy Statement") are incorporated by reference in Part III hereof.

==============================================================================

                               EXPLANATORY NOTE

     This Amendment No. 1 to the Annual Report on Form 10-K of Movado Group, Inc. (the "Company") for the fiscal year ended January 31, 2006 (the "Form 10-K") is being filed solely to correct the cover page of the original Form 10-K filed with the Securities and Exchange Commission on April 12, 2006. The amended cover page being filed herewith revises the number of shares of Common Stock outstanding of the Company as of March 31, 2006 from 23,218,749, as originally filed, to 18,605,104 shares of Common Stock. The revised number reflects the amount of shares outstanding on such date exclusive of treasury shares. The remainder of the Form 10-K is unchanged and is not reproduced in this Amendment No. 1.

     Item 15.   Exhibits and Financial Statement Schedules


Exhibit
Number
------

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

Dated: May 3, 2006                        MOVADO GROUP, INC.
                                          (Registrant)

                                          By: /s/ Gedalio Grinberg
                                              ----------------------------------
                                              Gedalio Grinberg
                                              Chairman of the Board of Directors

                                 EXHIBIT INDEX


Exhibit
Number
------

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