Form 10-Q
period 2006-04-30
MOVADO GROUP INC
filed 2006-06-09
CIK 72573

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

                 For the Quarterly Period Ended April 30, 2006

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for that past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer" or "large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     The number of shares outstanding of the registrant's common stock and class A common stock as of May 31, 2006 were 18,714,861 and 6,766,909, respectively.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               MOVADO GROUP, INC.

                     Index to Quarterly Report on Form 10-Q
                                 April 30, 2006

                                                                            Page
                                                                            ----
Part I  Financial Information (Unaudited)

        Item 1.  Consolidated Balance Sheets at April 30, 2006,
                 January 31, 2006 and April 30, 2005                          3

                 Consolidated Statements of Income for the three months
                 ended April 30, 2006 and 2005                                4

                 Consolidated Statements of Cash Flows for the three
                 months ended April 30, 2006 and 2005                         5

                 Notes to Consolidated Financial Statements                   6

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         13

        Item 3.  Quantitative and Qualitative Disclosure about Market
                 Risks                                                       20

        Item 4.  Controls and Procedures                                     21

Part II Other Information

        Item 1A. Risk Factors                                                22

        Item 6.  Exhibits                                                    22

Signature                                                                    23

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                               MOVADO GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                               April 30,   January 31,   April 30,
                                                                  2006         2006         2005
                                                               ---------   -----------   ---------
ASSETS
Current assets:
   Cash and cash equivalents                                    $ 82,560    $123,625      $ 49,641
   Trade receivables, net                                        116,523     109,852       102,115
   Inventories                                                   213,763     198,582       202,498
   Other                                                          34,199      26,596        35,055
                                                                --------    --------      --------

      Total current assets                                       447,045     458,655       389,309
Property, plant and equipment, net                                51,003      52,168        53,389
Other                                                             39,774      39,069        37,548
                                                                --------    --------      --------
      Total assets                                              $537,822    $549,892      $480,246
                                                                ========    ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Loans payable to banks                                       $     --    $     --      $ 18,000
   Current portion of long-term debt                               5,000       5,000            --
   Accounts payable                                               33,432      35,529        35,289
   Accrued liabilities                                            35,748      43,065        35,830
   Current taxes payable                                             287       7,724            --
   Deferred taxes                                                    871         503         5,131
                                                                --------    --------      --------
      Total current liabilities                                   75,338      91,821        94,250

Long-term debt                                                    97,323     104,955        45,000
Deferred and non-current income taxes                             13,181      11,947        12,046
Other liabilities                                                 20,244      19,491        16,425
                                                                --------    --------      --------
      Total liabilities                                          206,086     228,214       167,721
                                                                --------    --------      --------
Commitments and contingencies (Note 8)

Minority interest                                                    231          --            --

Shareholders' equity:
   Preferred Stock, $0.01 par value, 5,000,000 shares
      authorized; no shares issued                                    --          --            --
   Common Stock, $0.01 par value, 100,000,000 shares
      authorized; 23,260,013, 23,215,836 and
      22,973,787 shares issued, respectively                         233         232           230
   Class A Common Stock, $0.01 par value,
      30,000,000 shares authorized; 6,766,909, 6,766,909 and
      6,782,040 shares issued and outstanding, respectively           68          68            68
   Capital in excess of par value                                109,387     107,965       102,410
   Retained earnings                                             237,850     236,515       214,695
   Accumulated other comprehensive income                         34,742      27,673        46,188
   Treasury Stock, 4,613,645, 4,613,645 and 4,612,976
      shares, respectively, at cost                              (50,775)    (50,775)      (51,066)
                                                                --------    --------      --------
      Total shareholders' equity                                 331,505     321,678       312,525
                                                                --------    --------      --------
Total liabilities and equity                                    $537,822    $549,892      $480,246
                                                                ========    ========      ========


                 See Notes to Consolidated Financial Statements

                               MOVADO GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                          Three Months
                                        Ended April 30,
                                       -----------------
                                         2006      2005
                                       -------   -------
Net sales                              $97,744   $87,756
Cost of sales                           38,154    34,918
                                       -------   -------

Gross profit                            59,590    52,838
Selling, general and administrative     56,156    50,699
                                       -------   -------

Operating income                         3,434     2,139
Interest expense                          (943)     (878)
Interest income                            891        69
Minority interest                           79        --
                                       -------   -------

Income before income taxes               3,461     1,330
Provision for income taxes                 606       333
                                       -------   -------

Net income                             $ 2,855   $   997
                                       =======   =======
Earnings per share:
   Basic                               $  0.11   $  0.04
                                       =======   =======
   Diluted                             $  0.11   $  0.04
                                       =======   =======

Weighted-average shares outstanding:
   Basic                                25,436    25,051
                                       =======   =======
   Diluted                              26,395    26,020
                                       =======   =======


                 See Notes to Consolidated Financial Statements

                               MOVADO GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                         Three Months Ended
                                                              April 30,
                                                         -------------------
                                                           2006       2005
                                                         --------   --------
Cash flows from operating activities:
   Net income                                            $  2,855   $    997
   Adjustments to reconcile net income to net cash
      used in operating activities:
      Depreciation and amortization                         3,669      4,230
      Deferred income taxes                                  (858)      (469)
      Provision for losses on accounts receivable             684        300
      Provision for losses on inventory                       180        (99)
      Stock-based compensation                                539        251
      Excess tax benefit from stock-based compensation       (460)        --
      Minority interest                                       (79)        --
   Changes in assets and liabilities:
      Trade receivables                                    (6,159)     2,184
      Inventories                                         (12,142)   (17,477)
      Other current assets                                 (2,147)    (6,524)
      Accounts payable                                     (2,493)    (3,078)
      Accrued liabilities                                  (7,561)    (4,011)
      Current taxes payable                                (6,965)     1,318
      Other non-current assets                             (1,063)     1,056
      Other non-current liabilities                           748       (779)
                                                         --------   --------
   Net cash used in operating activities                  (31,252)   (22,101)
                                                         --------   --------

Cash flows from investing activities:
   Capital expenditures                                    (2,138)    (4,772)
   Trademarks                                                (119)       (85)
                                                         --------   --------
   Net cash used in investing activities                   (2,257)    (4,857)
                                                         --------   --------

Cash flows from financing activities:
   Payments on long-term debt                              (9,391)        --
   Net proceeds from bank borrowings                           --     18,000
   Stock options exercised and other changes                  423     (1,508)
   Excess tax benefit from stock-based compensation           460         --
   Dividends paid                                          (1,523)    (1,255)
                                                         --------   --------
   Net cash (used in) / provided by financing
      activities                                          (10,031)    15,237
                                                         --------   --------

Effect of exchange rate changes on cash and cash
   equivalents                                              2,475     (2,420)
                                                         --------   --------

Net decrease in cash and cash equivalents                 (41,065)   (14,141)

Cash and cash equivalents at beginning of period          123,625     63,782
                                                         --------   --------
Cash and cash equivalents at end of period               $ 82,560   $ 49,641
                                                         ========   ========

                 See Notes to Consolidated Financial Statements

                               MOVADO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Movado Group, Inc. (the "Company") in a manner consistent with that used in the preparation of the consolidated financial statements included in the Company's fiscal 2006 Annual Report filed on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial position and results of operations for the periods presented. These consolidated financial statements should be read in conjunction with the aforementioned annual report. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

NOTE 1 - RECLASSIFICATION

Certain reclassifications were made to prior years' financial statement amounts and related note disclosures to conform to the fiscal 2007 presentation.

NOTE 2 - STOCK-BASED COMPENSATION

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

On February 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"), electing to use the modified prospective application transition method, and accordingly, prior period financial statements have not been restated. Under this method, the fair value of all stock options granted after adoption and the unvested portion of previously granted awards must be recognized in the Consolidated Statements of Income. The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of each option at the grant date which requires certain assumptions be made. The expected life of stock option grants is determined using historical data and represents the time period which the stock option is expected to be outstanding until it is exercised. The risk free interest rate is the yield on the grant date of U.S. Treasury constant maturities with a maturity date closest to the expected life of the stock option. The expected stock price volatility is derived from historical volatility and calculated based on the estimated term structure of the stock option grant. The expected dividend yield is calculated using the expected annualized dividend which remains constant during the expected term of the option.

The weighted-average assumptions used with the Black-Scholes option-pricing model for the calculation of the fair value of stock option grants during the three months ended April 30, 2006 were: expected term of 3.62 years; risk-free interest rate of 4.66%; expected volatility of 31.75% and dividend yield of 1.19%. The weighted-average grant date fair value of options granted during the three months ended April 30, 2006 was $5.56.

Total compensation expense for unvested stock option grants recognized during the three months ended April 30, 2006 was approximately $0.2 million, net of a tax benefit of $0.1 million. Expense related to stock option compensation is recognized on a straight-line basis over the vesting term. As of April 30, 2006, there was approximately $2.8 million of unrecognized compensation cost related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 2.8 years. Total cash received for stock option exercises during the three months ended April 30, 2006 amounted to approximately $0.4 million. Windfall tax benefits realized on these exercises were approximately $0.1 million.

Prior to February 1, 2006, employee stock options were accounted for under the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock. Accordingly, compensation expense had not been recognized for stock options granted at or above fair value. Had compensation expense been determined and recorded based upon the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", net income (in thousands) and net income per share would have been reduced to pro forma amounts for the three months ended April 30, 2005 as follows:

                                        Three Months Ended
(In thousands, except per share data)     April 30, 2005
                                        ------------------
Net income as reported                        $ 997
Fair value based compensation
   expense, net of taxes                       (838)
                                              -----
Pro forma net income                          $ 159
                                              =====
Basic earnings per share:
   As reported                                $0.04
   Pro forma under SFAS 123                   $0.01
Diluted earnings per share:
   As reported                                $0.04
   Pro forma under SFAS 123                   $0.01

The weighted-average assumptions used with the Black-Scholes option-pricing model for the calculation of the fair value of stock option grants during the three months ended April 30, 2005 were: expected term of 7.0 years; risk-free interest rate of 3.76%; expected volatility of 46.50% and dividend yield of 1.74%. The weighted-average grant date fair value of options granted during the three months ended April 30, 2005 was $8.11.

Stock option transactions for the three months ended April 30, 2006 are summarized as follows:

                    Number of    Weighted-Average
                     Options      Exercise Price
                    ---------   -----------------
January 31, 2006    3,169,613         $12.96
Options granted        21,000         $19.33
Options exercised     (42,564)        $ 8.96
                    ---------         ------
April 30, 2006      3,148,049         $13.06
                    =========         ======

The total intrinsic value of stock options exercised for the three months ended April 30, 2006 and 2005 was approximately $0.5 million and $5.1 million, respectively. The total fair value of the stock options vested for the three months ended April 30, 2006 and 2005 was approximately $1.2 million and $2.5 million, respectively.

The following table summarizes outstanding and exercisable stock options as of April 30, 2006:

                                  Weighted-
                                   Average     Weighted-                 Weighted-
                                  Remaining     Average                   Average
    Range of         Number      Contractual    Exercise      Number     Exercise
Exercise Prices   Outstanding   Life (Years)     Price     Exercisable     Price
---------------   -----------   ------------   ---------   -----------   ---------
$ 3.12 - $ 6.22      160,360         4.0         $ 4.25       160,360      $ 4.25
$ 6.23 - $ 9.34      283,916         3.1         $ 7.03       261,016      $ 7.01
$ 9.35 - $12.45      808,229         4.0         $10.70       784,129      $10.73
$12.46 - $15.57    1,253,797         5.1         $14.49       943,697      $14.59
$15.58 - $18.68      623,747         6.2         $18.08       373,416      $18.37
$18.69 - $21.81       18,000         9.2         $19.76           334      $18.75
                   ---------         ---         ------     ---------      ------
                   3,148,049         5.0         $13.06     2,522,952      $12.51
                   ---------         ---         ------     ---------      ------

The total intrinsic value of outstanding and exercisable stock options as of April 30, 2006 was approximately $20.8 million and $18.1 million, respectively.

Under the 1996 Stock Incentive Plan, the Company has the ability to grant restricted stock to certain employees. Restricted stock grants generally vest three years from the date of grant. Expense for these grants is recognized on a straight-line basis over the vesting period. The fair value of restricted stock grants is equal to the closing price of the Company's publicly-traded common stock on the grant date. Total compensation expense for restricted stock grants recognized during the three months ended April 30, 2006 and 2005 was $0.2 million, net of a tax benefit of $0.1 million for each period. Prior to February 1, 2006, compensation expense for restricted stock grants was reduced as actual forfeitures of the awards occurred. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest and thus, current period compensation expense has been adjusted for estimated forfeitures based on historical data. As of April 30, 2006, there was approximately $2.4 million of unrecognized compensation cost related to unvested restricted stock. These costs are expected to be recognized over a weighted-average period of 2.0 years.

Restricted stock transactions for the three months ended April 30, 2006 are summarized as follows:

                    Number of    Weighted-Average
                    Restricted      Grant Date
                   Stock Units      Fair Value
                   -----------   ----------------
January 31, 2006     321,090          $14.39
Units granted         46,400          $20.43
Units vested         (92,390)         $ 9.83
Units forfeited         (220)         $13.27
                     -------          ------
April 30, 2006       274,880          $16.95
                     =======          ======

Restricted stock units are exercised simultaneously when they vest and are issued from the pool of authorized shares. The total intrinsic value of restricted stock units that vested during the three months ended April 30, 2006 was approximately $1.8 million. The windfall tax benefits realized on the restricted stock grants for the three months ended April 30, 2006 were $0.3 million. The weighted-average grant date fair value for restricted stock grants for the three months ended April 30, 2006 and 2005 were $20.43 and $17.90, respectively. Outstanding restricted stock units had a total intrinsic value of approximately $5.4 million as of April 30, 2006.

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for the three months ended April 30, 2006 and 2005 are as follows (in thousands):

                                                 Three Months Ended
                                                     April 30,
                                                 ------------------
                                                  2006       2005
                                                 ------   ---------
Net income                                       $2,855   $    997
Net unrealized gain on investments, net of tax        7         10
Net change in effective portion of hedging
   contracts, net of tax                          1,905       (337)
Foreign currency translation adjustment (1)       5,157     (2,192)
                                                 ------   --------
Total comprehensive income (loss)                $9,924    ($1,522)
                                                 ======   ========

(1) The currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in international subsidiaries.

NOTE 4 - SEGMENT INFORMATION

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

Operating Segment Data for the Three Months Ended April 30, 2006 and 2005 (in thousands):

                         Net Sales       Operating Income (Loss)
                     -----------------   -----------------------
                       2006      2005         2006      2005
                     -------   -------      -------   -------
Wholesale            $81,003   $72,605      $ 4,686   $ 3,733
Retail                16,741    15,151       (1,252)   (1,594)
                     -------   -------      -------   -------
Consolidated total   $97,744   $87,756      $ 3,434   $ 2,139
                     =======   =======      =======   =======

                                        Total Assets
                     --------------------------------------------------
                     April 30, 2006   January 31, 2006   April 30, 2005
                     --------------   ----------------   --------------
Wholesale               $471,296          $484,767          $417,962
Retail                    66,526            65,125            62,284
                        --------          --------          --------
Consolidated total      $537,822          $549,892          $480,246
                        ========          ========          ========

Geographic Segment Data for the Three Months Ended April 30, 2006 and 2005 (in thousands):

                         Net Sales       Operating (Loss) Income
                     -----------------   -----------------------
                       2006      2005         2006        2005
                     -------   -------      --------   --------
Domestic             $72,554   $68,072       ($3,066)   ($1,314)
International         25,190    19,684         6,500      3,453
                     -------   -------      --------   --------
Consolidated total   $97,744   $87,756      $  3,434   $  2,139
                     =======   =======      ========   ========

Domestic and International net sales are net of intercompany sales of $49.5 million and $46.0 million for the three months ended April 30, 2006 and 2005, respectively.

                                        Total Assets
                     --------------------------------------------------
                     April 30, 2006   January 31, 2006   April 30, 2005
                     --------------   ----------------   --------------
Domestic                $347,621          $391,310          $278,806
International            190,201           158,582           201,440
                        --------          --------          --------
Consolidated total      $537,822          $549,892          $480,246
                        ========          ========          ========

                                      Long-Lived Assets
                     --------------------------------------------------
                     April 30, 2006   January 31, 2006   April 30, 2005
                     --------------   ----------------   --------------
Domestic                 $37,010           $37,101           $36,957
International             13,993            15,067            16,432
                         -------           -------           -------
Consolidated total       $51,003           $52,168           $53,389
                         =======           =======           =======

NOTE 5 - EXECUTIVE RETIREMENT PLAN

The Company has a number of employee benefit plans covering substantially all employees. Certain eligible executives of the Company have elected to defer a portion of their compensation on a pre-tax basis under a defined contribution, supplemental executive retirement plan (SERP) sponsored by the Company. The SERP was adopted effective June 1, 1995, and provides eligible executives with supplemental pension benefits in addition to amounts received under the Company's other retirement plans. The Company makes a matching contribution which vests over five years. For the quarter ended April 30, 2006 and 2005, the Company recorded an expense related to the SERP of approximately $0.2 million for each period.

NOTE 6 - INVENTORIES

Inventories consist of the following (in thousands):

                  April 30, 2006   January 31, 2006   April 30, 2005
                  --------------   ----------------   --------------
Finished goods       $139,476          $135,160          $147,323
Component parts        67,561            59,325            47,544
Work-in-process         6,726             4,097             7,631
                     --------          --------          --------
                     $213,763          $198,582          $202,498
                     ========          ========          ========

NOTE 7 - EARNINGS PER SHARE

The Company presents net income per share on a basic and diluted basis. Basic earnings per share is computed using weighted-average shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of shares outstanding adjusted for dilutive common stock equivalents.

The weighted-average number of shares outstanding for basic earnings per share were 25,436,000 and 25,051,000 for the three months ended April 30, 2006 and 2005, respectively. For diluted earnings per share, these amounts were increased by 959,000 and 969,000 for the three months ended April 30, 2006 and 2005, respectively, due to potentially dilutive common stock equivalents issuable under the Company's stock option plan and restricted stock grants.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

At April 30, 2006, the Company had outstanding letters of credit totaling $1.2 million with expiration dates through May 31, 2007. One bank in the domestic bank group has issued irrevocable standby letters of credit for retail and operating facility leases to various landlords, for the administration of the Movado Boutique private-label credit card and Canadian payroll to the Royal Bank of Canada.

As of April 30, 2006, two European banks have guaranteed obligations to third parties on behalf of two of the Company's foreign subsidiaries in the amount of approximately $3.2 million in various foreign currencies.

The Company is involved from time to time in legal claims involving trademarks and intellectual property, contracts, employee relations and other matters incidental to the Company's business. Although the outcome of such items cannot be determined with certainty, the Company's general counsel and management believe that the final outcome would not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 9 -- SUBSEQUENT EVENT

On May 31, 2006, the Compensation Committee of the Board of Directors (the "Committee") of Movado Group, Inc. (the "Company") adopted the Movado Group, Inc. Executive Long-Term Incentive Plan (the "LTIP") pursuant to Section 9 of the Movado Group, Inc. 1996 Stock Incentive Plan (as amended and restated, the "Plan"). Key employees of the Company selected by the Committee are eligible to participate in the LTIP. The LTIP provides for the award of "Performance Share Units" (as defined in the Plan) during the three years ending January 31, 2009 (the "Award Period"). Performance Share Units are equivalent, one for one, to shares of "Stock" (as defined in the Plan) that vest based on the Company's achievement of its "operating margin" (as defined in the LTIP) for fiscal year 2009 (the "Performance Goal"). Each participant's target award is expressed as a number of Performance Share Units. The actual number of shares of Stock earned by a participant is based on the Company's actual performance at the end of the Award Period relative to the Performance Goal and can range from 0% to 150% of the target award.

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

These risks and uncertainties, along with the risk factors discussed under
Item 1A "Risk Factors" in the Company's Annual Report on Form 10-K, should be considered in evaluating any forward-looking statements contained in this Quarterly Report on Form 10-Q or incorporated by reference herein. All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to the Company or any person acting on its behalf are qualified by the cautionary statements in this section. The Company undertakes no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

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

Critical accounting policies are those that are most important to the portrayal of the Company's financial condition and the results of operations and require management's most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company's most critical accounting policies have been discussed in the Company's Annual Report on Form 10-K for the year ended January 31, 2006. In applying such policies, management must use significant estimates that are based on its informed judgment. Because of the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

As of April 30, 2006, except as noted below, there have been no material changes to any of the critical accounting policies as disclosed in its Annual Report on Form 10-K for the fiscal year ended January 31, 2006.

On February 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" (SFAS No. 123(R)"), electing to use the modified prospective application transition method, and accordingly, prior period financial statements have not been restated. Under this method, the fair value of all employee stock options granted after adoption and the unvested portion of previously granted awards must be recognized in the Consolidated Statements of Income. Prior to February 1, 2006, employee stock option grants were accounted for under the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock. Accordingly, compensation expense had not been recognized for employee stock options granted at or above fair value.

Overview

The Company divides its watch business into distinct categories. The luxury category is comprised of the Ebel and Concord brands. The accessible luxury category is comprised of the Movado and ESQ brands. The licensed brands category represents all brands distributed under licensing agreements and includes Coach, Hugo Boss and Tommy Hilfiger.

Results of operations for the three months ended April 30, 2006 as compared to the three months ended April 30, 2005

Net Sales: Comparative net sales by business segment were as follows (in thousands):

                   Three Months Ended
                        April 30,
                   ------------------
                      2006      2005
                    -------   -------
Wholesale:
   Domestic         $55,813   $52,921
   International     25,190    19,684
Retail               16,741    15,151
                    -------   -------
Net Sales           $97,744   $87,756
                    =======   =======

Net sales increased by $10.0 million or 11.4% for the three months ended April 30, 2006 as compared to the three months ended April 30, 2005.

Sales in the domestic wholesale segment were $55.8 million or 5.5% above prior year sales of $52.9 million. The increase of $2.9 million was attributed to higher sales in the accessible luxury brands. Movado was above prior year by $2.2 million as the brand achieved increased sell through at retail in the major chain and department store businesses. ESQ was above prior year by $0.8 million as the brand continues to gain positive retailer response to the new model introductions as well as the ESQ&U marketing campaign. The luxury brands were flat year over year. Ebel was above prior year resulting from retailer orders of the newly introduced Brasilia collection. This increase was offset by lower Concord sales, as planned, as the Company begins development of a new strategic plan for the re-launch of the brand. The licensed brands were relatively flat year over year.

Sales in the international wholesale business were $25.2 million or 28.0% above prior year sales of $19.7 million. In the luxury brands, sales increased by 48.9%. Increased sales were recorded in Ebel with the Brasilia collection launch while lower sales were recorded in Concord for the same reasons as in the domestic wholesale segment. In the accessible luxury brands, Movado sales were below prior year by $1.4 million due to planned reductions in the brand's overseas distribution. In the licensed brands, sales were above prior year by 47.8%. The growth was driven by Hugo Boss due to the launch of the new collection of Hugo Boss watches.

Sales in the retail segment were $1.6 million or 10.5% above prior year sales of $15.2 million. The increase was driven by an overall 12.1% increase in Movado Boutique sales. This was the result of a 4.5% comparable store sales increase in the Movado Boutiques along with sales from three non-comparable stores year over year. The Company's outlets stores were above prior year by 8.9%. This was the result of a 6.5% comparable store sales increase along with the sales from one additional store. The Company operated 27 Movado Boutiques and 28 outlet stores at April 30, 2006 compared to 25 Movado Boutiques and 27 outlet stores at April 30, 2005.

The Company considers comparative store sales to be sales of stores that were open as of February 1st of the last year through January 31st of the current year. The sales from stores that have been relocated, renovated or refurbished are included in the calculation of comparable store sales. The method of calculating comparative store sales varies across the retail industry. As a result, the calculation of comparative store sales may not be the same as measures reported by other companies.

Gross Profit. The gross profit for the three months ended April 30, 2006 was $59.6 million or 61.0% of net sales as compared to $52.8 million or 60.2% of net sales for the three months ended April 30, 2005. The increase in gross profit of $6.8 million was the result of the higher sales volume. The increase in gross profit as a percentage of sales by 80 basis points was driven by higher margins in the Company's new product introductions and higher margins in the Movado Boutiques.

Selling, General and Administrative ("SG&A"). Selling, general and administrative expenses for the three months ended April 30, 2006 were $56.2 million or 57.5% of net sales as compared to $50.7 million or 57.8% of net sales for the three months ended April 30, 2005. The dollar increase reflects spending primarily to invest in the Company's growth initiatives, including higher marketing spending of $1.2 million to support the sales growth initiatives, added spending of $0.6 million in support of the retail expansion and higher payroll and related expenses of $2.6 million reflecting salary increases as well as increased headcount to support the growth for both new and existing brands. In addition, as a result of the consolidation of the Company's majority-owned joint venture with Financiere TWC SA ("TWC") established to distribute the licensed brands in France and Germany, $0.4 million of expense was recorded in the consolidated results.

Wholesale Operating Income. Operating income in the wholesale segment increased by $1.0 million to $4.7 million. The increase was the net result of higher gross margin of $5.8 million, partially offset by the increase in SG&A expenses of $4.8 million.

The higher gross margin of $5.8 million was the result of the increase in net sales of $8.4 million. The increase in the SG&A expenses of $4.8 million is primarily due to higher marketing spending of $1.2 million to support the sales growth initiatives and higher payroll and related expenses of $2.6 million reflecting salary increases as well as increased headcount to support the growth for both new and existing brands. In addition, as a result of the consolidation of the Company's majority-owned joint venture with TWC established to distribute the licensed brands in France and Germany, $0.4 million of expense was recorded in the consolidated results.

Retail Operating Loss. Operating losses of $1.3 million and $1.6 million were recorded in the retail segment for the three months ended April 30, 2006 and 2005, respectively.

The decrease in operating loss was the net result of higher gross margin of $0.9 million offset by higher operating expenses of $0.6 million. The increased gross margin was primarily attributed to higher sales as a result of total comparable store sales increase of 5.4% as well as the three Movado Boutiques and one additional outlet store that were not open during the full three month period ended April 30, 2005. The higher operating expenses were primarily the result of added spending for the three new Movado Boutiques and one additional outlet store.

Interest Expense. Interest expense for the three months ended April 30, 2006 and 2005 was $0.9 million for each period. Average borrowings were $106.5 million at an average borrowing rate of 3.4% for the three months ended April 30, 2006 compared to average borrowings of $51.5 million at an average rate of 5.7% for the three months ended April 30, 2005.

Interest Income. Interest income was $0.9 million for the three months ended April 30, 2006 as compared to $0.1 million for the three months ended April 30, 2005. The repatriated foreign earnings of $150 million in the fourth quarter of fiscal year 2006 under the American Jobs Creation Act of 2004 resulted in significantly higher cash balances in the United States. The cash invested in the United States generated interest income at the rate of 4.5%.

Income Taxes. The Company recorded a tax expense of $0.6 million for the three months ended April 30, 2006 as compared to a tax expense of $0.3 million for the three months ended April 30, 2005. Taxes were recorded at an effective tax rate of 17.5% and 25.0% for the three months ended April 30, 2006 and 2005, respectively. The lower effective tax rate is the result of the Company's adoption of tax planning strategies in Switzerland which will enable it to utilize a greater portion of the Swiss net operating loss carryforward.

Net Income. For the quarter ended April 30, 2006, the Company recorded net income of $2.9 million as compared to $1.0 million for the quarter ended April 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities amounted to $31.3 million for the three months ended April 30, 2006 and $22.1 million for the three months ended April 30, 2005. The cash used in operating activities for the first quarter reflects the historic pattern of the Company in using cash to fund its working capital needs, primarily to build inventories. The increase of $9.2 million in the cash used during the three months ended April 30, 2006 as compared to the three months ended April 30, 2005 is primarily due to current tax payments of $8.7 million related to the tax liability associated with the fiscal 2006 year-end repatriation of foreign earnings under the American Jobs Creation Act of 2004.

Cash used in investing activities amounted to $2.3 million and $4.9 million for the three months ended April 30, 2006 and 2005, respectively. The cash used during both periods consisted of the capital expenditures related to the build out and renovations of existing retail operations. Additionally, cash used during the three months ended April 30, 2006 included the acquisition of tooling and development for new product introductions and computer hardware and software enhancements. Cash used in the prior period also included the acquisition of machinery and equipment to further automate distribution activities.

Cash used by financing activities amounted to $10.0 million for the three months ended April 30, 2006 compared to cash provided of $15.2 million for the three months ended April 30, 2005. Cash used by financing activities for the three months ended April 30, 2006 was primarily to pay down long-term debt and to pay dividends while cash provided in the three months ended April 30, 2005 resulted primarily from the proceeds of short-term borrowings required to fund the Company's working capital needs.

During fiscal 1999, the Company issued $25.0 million of Series A Senior Notes under a Note Purchase and Private Shelf Agreement dated November 30, 1998. These notes bear interest of 6.90% per annum, mature on October 30, 2010 and are subject to annual repayments of $5.0 million commencing October 31, 2006. These notes contain certain financial covenants including an interest coverage ratio and maintenance of consolidated net worth and certain non-financial covenants that restrict the Company's activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding. At April 30, 2006, the Company was in compliance with all financial and non-financial covenants and $25.0 million of these notes were issued and outstanding.

As of March 21, 2004, the Company amended its Note Purchase and Private Shelf Agreement, originally dated March 21, 2001, to expire on March 21, 2007. This agreement allows for the issuance, for up to three years after the date thereof, of senior promissory notes in the aggregate principal amount of up to $40.0 million with maturities up to 12 years from their original date of issuance. On October 8, 2004, the Company issued, pursuant to the Note Purchase Agreement, 4.79% Senior Series A-2004 Notes due 2011 (the "Senior Series A-2004 Notes"), in an aggregate principal amount of $20.0 million, which will mature on October 8, 2011 and are subject to annual repayments of $5.0 million commencing on October 8, 2008. Proceeds of the Senior Series A-2004 Notes have been used by the Company for capital expenditures, repayment of certain of its debt obligations and general corporate purposes. These notes contain certain financial covenants including an interest coverage ratio and maintenance of consolidated net worth and certain non-financial covenants that restrict the Company's activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding. As of April 30, 2006, the Company was in compliance with all financial and non-financial covenants and $20.0 million of these notes were issued and outstanding.

On June 30, 2005, the Company renewed its promissory note for a $5.0 million unsecured working capital line with Bank of New York, originally dated June 27, 2000. The line expires on July 31, 2006. The Company had no outstanding borrowings under the line as of April 30, 2006 and 2005.

On December 12, 2005, the Company executed a line of credit letter agreement with Bank of America and an amended and restated promissory note in the principal amount of up to $20.0 million payable to Bank of America. Pursuant to the line of credit letter agreement, Bank of America will consider requests for short-term loans and documentary letters of credit for the importation of merchandise inventory, the aggregate amount of which at any time outstanding shall not exceed $20.0 million. The Company's obligations under the agreement are guaranteed by its subsidiaries, Movado Retail Group, Inc. and Movado LLC. Pursuant to the amended and restated promissory note, the Company promised to pay to Bank of America $20.0 million, or such lesser amount as may then be the unpaid balance of all loans made by Bank of America to the Company thereunder, in immediately available funds upon the maturity date of June 16, 2006. The
Company has the right to prepay all or part of any outstanding amounts under the promissory note without penalty at any time prior to the maturity date. The amended and restated promissory note bears interest at an annual rate equal to either (i) a floating rate equal to the prime rate or (ii) such fixed rate as may be agreed upon by the Company and Bank of America for an interest period which is also then agreed upon. The amended and restated promissory note contains various representations and warranties and events of default that are customary for instruments of that type. As of April 30, 2006, there were no outstanding borrowings against this line.

On December 13, 2005, the Company executed a promissory note in the principal amount of up to $37.0 million payable to JPMorgan Chase Bank, N.A. ("Chase"). Pursuant to the promissory note, the Company promised to pay to Chase $37.0 million, or such lesser amount as may then be the unpaid balance of each loan made or letter of credit issued by Chase to the Company thereunder, upon the maturity date of July 31, 2006; provided that during the period between January 31, 2006 and the maturity date, the maximum principal amount of all loans made by Chase to the Company, and outstanding under the promissory note, shall not exceed $2.0 million. The Company has the right to prepay all or part of any outstanding amounts under the promissory note without penalty at any time prior to the maturity date. The promissory note bears interest at an annual rate equal to either (i) a floating rate equal to the prime rate, (ii) a fixed rate equal to an adjusted LIBOR plus 0.625% or (iii) a fixed rate equal to a rate of interest offered by Chase from time to time on any single commercial borrowing. The promissory note contains various events of default that are customary for instruments of that type. In addition, it is an event of default for any security interest or other encumbrance to be created or imposed on the Company's property, other than as permitted in the lien covenant of the Credit Agreement. Chase issued 11 irrevocable standby letters of credit for retail and operating facility leases to various landlords, for the administration of the Movado Boutique private-label credit card and Canadian payroll to the Royal Bank of Canada totaling $1.2 million with expiration dates through March 31, 2007. As of April 30, 2006, there were no outstanding borrowings against this promissory note.

On December 15, 2005, the Company, and its Swiss subsidiaries, MGI Luxury Group S.A. and Movado Watch Company SA, entered into a credit agreement with JPMorgan Chase Bank, N.A., JPMorgan Securities, Inc., Bank of America, N.A., The Bank of New York and Citibank, N.A. (the "Swiss Credit Agreement") which provides for a revolving credit facility of 90.0 million Swiss francs and matures on December 15, 2010. The obligations of the Company's two Swiss subsidiaries under this credit agreement are guaranteed by the Company under a Parent Guarantee, dated as of December 15, 2005, in favor of the lenders. The credit agreement contains financial covenants including an interest coverage ratio, average debt coverage ratio and limitations on capital expenditures and certain non-financial covenants that restrict the Company's activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding. The credit facility bears interest at a rate equal to the LIBOR (as defined in the Swiss Credit Agreement) plus a margin ranging from .50% per annum to .875% per annum (depending upon a leverage ratio). As of April 30, 2006, the Company was in compliance with all financial and non-financial covenants, and had 71.0 million Swiss francs, with a dollar equivalent of $57.3 million, outstanding under this revolving credit facility.

On December 15, 2005, the Company and its Swiss subsidiaries, MGI Luxury Group S.A. and Movado Watch Company SA, entered into a credit agreement with JPMorgan Chase Bank, N.A., JPMorgan Securities, Inc., Bank of America, N.A., The Bank of New York and Citibank, N.A. (the "US Credit Agreement") which provides for a revolving credit facility of $50.0 million (including a sublimit for borrowings in Swiss francs of up to $25.0 million) with a provision to allow for an increase of an additional $50.0 million subject to certain terms and conditions. The US Credit Agreement will mature on December 15, 2010. The obligations of MGI Luxury Group S.A. and Movado Watch Company SA are guaranteed by the Company under a Parent Guarantee, dated as of December 15, 2005, in favor of the lenders. The obligations of the Company are guaranteed by certain domestic subsidiaries of the Company under subsidiary guarantees, in favor of the lenders. The credit agreement contains financial covenants including an interest coverage ratio, average debt coverage ratio and limitations on capital expenditures and certain non-financial covenants that restrict the Company's activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding. The credit facility bears interest, at Borrower's option, at a rate equal to the Adjusted LIBOR (as defined in the US Credit Agreement) plus a margin ranging from .50% per annum to ..875% per annum (depending upon a leverage ratio), or the Alternate Base Rate (as defined in the US Credit Agreement). As of April 30, 2006, the Company was in compliance with all financial and non-financial covenants, and there were no outstanding borrowings against this line.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. Available credit under these lines totaled 8.0 million Swiss francs, with dollar equivalents of $6.5 million and $6.7 million at April 30, 2006 and 2005, respectively. As of April 30, 2006, two European banks have guaranteed obligations to third parties on behalf of two of the Company's foreign subsidiaries in the amount of $3.2 million in various foreign currencies. As of April 30, 2006, there were no outstanding borrowings against these lines.

The Company paid dividends per share of $0.06 or approximately $1.5 million, for the three months ended April 30, 2006 and $0.05 per share or approximately $1.3 million for the three months ended April 30, 2005.

Cash and cash equivalents at April 30, 2006 amounted to $82.6 million compared to $49.6 million at April 30, 2005. The increase in cash and cash equivalents primarily relates to the Company's borrowings in the fourth quarter of fiscal 2006 to repatriate foreign earnings to the United States under the American Jobs Creation Act of 2004.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet financing or unconsolidated special-purpose entities.

Item 3. Quantitative and Qualitative Disclosure about Market Risks

Foreign Currency and Commodity Price Risks

The majority of the Company's purchases are denominated in Swiss francs. The Company reduces its exposure to the Swiss franc exchange rate risk through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. The Company uses various derivative financial instruments to further reduce the net exposures to currency fluctuations, predominately forward and option contracts. These derivatives either (a) are used to hedge the Company's Swiss franc liabilities and are recorded at fair value with the changes in fair value reflected in earnings or (b) are documented as cash flow hedges with the gains and losses on this latter hedging activity first reflected in other comprehensive income, and then later classified into earnings in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149. In both cases, the earnings impact is partially offset by the effects of currency movements on the underlying hedged transactions. If the Company did not engage in a hedging program, any change in the Swiss franc to local currency would have an equal effect on the Company's cost of sales. In addition, the Company hedges its Swiss franc payable exposure with forward contracts. As of April 30, 2006, the Company's entire net forward contracts hedging portfolio consisted of 139.0 million Swiss francs equivalent for various expiry dates ranging through March 30, 2007. If the Company was to settle its Swiss franc forward contracts at April 30, 2006, the net result would be a gain of $1.9 million, net of tax of $1.2 million. As of April 30, 2006, the Company had 23.0 million Swiss franc option contracts related to cash flow hedges for various expiry dates ranging through April 30, 2007. If the Company was to settle its Swiss franc option contracts at April 30, 2006, the net result would be a gain of $0.7 million, net of tax of $0.4 million.

The Company's Board of Directors authorized the hedging of the Company's Swiss franc denominated investment in its wholly-owned Swiss subsidiaries using purchase options under certain limitations. These hedges are treated as net investment hedges under SFAS No. 133. As of April 30, 2006, the Company did not hold a purchased option hedge portfolio related to net investment hedging.

Commodity Risk

Additionally, the Company has a hedging program related to gold used in the manufacturing of the Company's watches. Under this hedging program, the Company purchases various commodity derivative instruments, primarily future contracts. These derivatives are documented as SFAS No. 133 cash flow hedges, and gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. If the Company did not engage in a gold hedging program, any changes in the gold price would have an equal effect on the Company's cost of sales. The Company did not hold any futures contracts in its gold hedge portfolio related to cash flow hedges as of April 30, 2006.

Debt and Interest Rate Risk

In addition, the Company has certain debt obligations with variable interest rates, which are based on Swiss LIBOR plus a fixed additional interest rate. The Company does not hedge these interest rate risks. The Company also has certain debt obligations with fixed interest rates. The differences between the market based interest rates at April 30, 2006, and the fixed rates were unfavorable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) under the Securities Exchange Act, as amended. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting during the quarter ended April 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1A. Risk Factors

     As of April 30, 2006, there have been no material changes to any of the risk factors previously reported in its annual report on Form 10-K for the fiscal year ended January 31, 2006.

Item 6. Exhibits

     10.1 License Agreement entered into effective March 27, 2006 between MGI Luxury Group, S.A. and Lacoste S.A., Sporloisirs S.A. and Lacoste Alligator S.A.*

     31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

* Confidential portions of Exhibit 10.1 have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MOVADO GROUP, INC.
                                        (Registrant)


Dated: June 9, 2006                     By: /s/ Eugene J. Karpovich
                                            ------------------------------------
                                            Eugene J. Karpovich
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Chief Financial Officer)
                                            (Duly Authorized Officer)


                                            /s/ Ernest R. LaPorte
                                            ------------------------------------
                                            Ernest R. LaPorte
                                            Vice President of Finance
                                            (Principal Accounting Officer)