Form 10-Q
period 2006-07-31
MOVADO GROUP INC
filed 2006-09-07
CIK 72573

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

                  For the Quarterly Period Ended July 31, 2006

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

     The number of shares outstanding of the registrant's common stock and class A common stock as of August 31, 2006 were 19,036,033 and 6,657,159, respectively.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               MOVADO GROUP, INC.

                     Index to Quarterly Report on Form 10-Q
                                  July 31, 2006

                                                                            Page
                                                                            ----
Part I  Financial Information (Unaudited)

 Item 1.  Consolidated Balance Sheets at July 31, 2006, January 31, 2006
          and July 31, 2005                                                   3

          Consolidated Statements of Income for the three months and six
          months ended July 31, 2006 and 2005                                 4

          Consolidated Statements of Cash Flows for the six months ended
          July 31, 2006 and 2005                                              5

          Notes to Consolidated Financial Statements                          6

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          14

 Item 3.  Quantitative and Qualitative Disclosure about Market Risks         24

 Item 4.  Controls and Procedures                                            25

Part II Other Information

 Item 1A. Risk Factors                                                       26

 Item 6.  Exhibits                                                           26

Signature                                                                    27

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                               MOVADO GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                               July 31,   January 31,   July 31,
                                                                 2006         2006        2005
                                                               --------   -----------   --------
ASSETS
Current assets:
   Cash and cash equivalents                                   $ 78,126    $123,625     $ 50,323
   Trade receivables, net                                       128,416     109,852      108,775
   Inventories                                                  215,461     198,582      203,047
   Other assets                                                  34,712      26,596       33,392
                                                               --------    --------     --------
      Total current assets                                      456,715     458,655      395,537

Property, plant and equipment, net                               51,931      52,168       52,687
Other assets                                                     40,464      39,069       38,519
                                                               --------    --------     --------
      Total assets                                             $549,110    $549,892     $486,743
                                                               ========    ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Loans payable to banks                                      $     --    $     --     $ 37,500
   Current portion of long-term debt                              5,000       5,000           --
   Accounts payable                                              40,266      35,529       35,283
   Accrued liabilities                                           31,990      43,065       41,129
   Current taxes payable                                          1,674       7,724           --
   Deferred taxes                                                   876         503        4,756
                                                               --------    --------     --------
      Total current liabilities                                  79,806      91,821      118,668

Long-term debt                                                   91,978     104,955       45,000
Deferred and non-current income taxes                            13,278      11,947        9,031
Other liabilities                                                20,112      19,491       17,363
                                                               --------    --------     --------
      Total liabilities                                         205,174     228,214      190,062
                                                               --------    --------     --------
Commitments and contingencies (Note 8)

Minority interest                                                   245          --           --

Shareholders' equity:
   Preferred Stock, $0.01 par value,
      5,000,000 shares authorized; no shares issued                  --          --           --
   Common Stock, $0.01 par value,
      100,000,000 shares authorized; 23,661,968, 23,215,836
      and 23,116,663 shares issued, respectively                    237         232          231
   Class A Common Stock, $0.01 par value,
      30,000,000 shares authorized; 6,700,909, 6,766,909 and
      6,773,258 shares issued and outstanding, respectively          67          68           68
   Capital in excess of par value                               113,405     107,965      103,470
   Retained earnings                                            247,656     236,515      221,981
   Accumulated other comprehensive income                        34,812      27,673       21,997
   Treasury Stock, 4,676,117, 4,613,645 and 4,613,645
      shares, respectively, at cost                             (52,486)    (50,775)     (51,066)
                                                               --------    --------     --------
      Total shareholders' equity                                343,691     321,678      296,681
                                                               --------    --------     --------
      Total liabilities and equity                             $549,110    $549,892     $486,743
                                                               ========    ========     ========

                 See Notes to Consolidated Financial Statements

                               MOVADO GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                           Three Months           Six Months
                                          Ended July 31,        Ended July 31,
                                       -------------------   -------------------
                                         2006       2005       2006       2005
                                       --------   --------   --------   --------
Net sales                              $126,588   $115,326   $224,332   $203,082
Cost of sales                            48,076     45,340     86,230     80,258
                                       --------   --------   --------   --------
Gross profit                             78,512     69,986    138,102    122,824
Selling, general and administrative      64,438     57,701    120,594    108,400
                                       --------   --------   --------   --------
Operating income                         14,074     12,285     17,508     14,424
Interest expense                           (919)      (926)    (1,862)    (1,804)
Interest income                             616         42      1,507        111
Minority interest                           (15)        --         64         --
                                       --------   --------   --------   --------
Income before income taxes               13,756     11,401     17,217     12,731
Provision for income taxes                2,407      2,850      3,013      3,183
                                       --------   --------   --------   --------
Net income                             $ 11,349   $  8,551   $ 14,204   $  9,548
                                       ========   ========   ========   ========
Earnings per share:
   Basic                               $   0.44   $   0.34   $   0.56   $   0.38
                                       ========   ========   ========   ========
   Diluted                             $   0.43   $   0.33   $   0.54   $   0.37
                                       ========   ========   ========   ========
Weighted-average shares outstanding:
   Basic                                 25,661     25,241     25,550     25,148
                                       ========   ========   ========   ========
   Diluted                               26,584     26,126     26,506     26,074
                                       ========   ========   ========   ========

                 See Notes to Consolidated Financial Statements

                               MOVADO GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                    Six Months
                                                                  Ended July 31,
                                                               -------------------
                                                                 2006       2005
                                                               --------   --------
Cash flows from operating activities:
   Net income                                                  $ 14,204   $  9,548
   Adjustments to reconcile net income to net cash
   used in operating activities:
      Depreciation and amortization                               7,736      7,816
      Deferred income taxes                                      (1,351)      (731)
      Provision for losses on accounts receivable                 1,739        600
      Provision for losses on inventory                             319        300
      Stock-based compensation                                    1,340        624
      Excess tax benefit from stock-based compensation           (1,345)        --
      Minority interest                                             (64)        --
   Changes in assets and liabilities:
      Trade receivables                                         (17,858)    (3,813)
      Inventories                                               (13,146)   (27,078)
      Other current assets                                       (5,575)    (4,312)
      Accounts payable                                            4,059     (1,526)
      Accrued liabilities                                        (8,893)    (6,363)
      Current taxes payable                                      (4,704)       159
      Other non-current assets                                   (1,448)      (912)
      Other non-current liabilities                                 616        174
                                                               --------   --------
   Net cash used in operating activities                        (24,371)   (25,514)
                                                               --------   --------
Cash flows from investing activities:
      Capital expenditures                                       (6,811)    (7,879)
      Trademarks                                                   (381)      (343)
                                                               --------   --------
   Net cash used in investing activities                         (7,192)    (8,222)
                                                               --------   --------
Cash flows from financing activities:
      Net (repayments) / proceeds of bank borrowings            (15,161)    37,500
      Stock options exercised and other changes                   1,048       (819)
      Excess tax benefit from stock-based compensation            1,345         --
      Dividends paid                                             (3,063)    (2,520)
                                                               --------   --------
   Net cash (used in) / provided by financing activities        (15,831)    34,161
                                                               --------   --------
Effect of exchange rate changes on cash and cash equivalents      1,895    (13,884)
                                                               --------   --------
Net decrease in cash and cash equivalents                       (45,499)   (13,459)

Cash and cash equivalents at beginning of period                123,625     63,782
                                                               --------   --------
Cash and cash equivalents at end of period                     $ 78,126   $ 50,323
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

NOTE 2 - STOCK-BASED COMPENSATION

Effective concurrently with the consummation of the Company's public offering in the fourth quarter of fiscal 1994, the Board of Directors and the shareholders of the Company approved the adoption of the Movado Group, Inc. 1993 Employee Stock Option Plan (the "Employee Stock Option Plan") for the benefit of certain officers, directors and key employees of the Company. The Employee Stock Option Plan was amended in fiscal 1997 and restated as the Movado Group, Inc. 1996 Stock Incentive Plan (the "Plan"). Under the Plan, as amended and restated as of April 8, 2004, the Compensation Committee of the Board of Directors, which is comprised of four of the Company's outside directors, has the authority to grant incentive stock options and nonqualified stock options to purchase, as well as stock appreciation rights and stock awards, up to 9,000,000 shares of Common Stock. Options granted to participants under the Plan generally become exercisable in equal installments over three or five years and remain exercisable until the tenth anniversary of the date of grant. The option price may not be less than the fair market value of the stock at the time the options are granted.

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

The weighted-average assumptions used with the Black-Scholes option-pricing model for the calculation of the fair value of stock option grants during the six months ended July 31, 2006 were: expected term of 5.59 years;

risk-free interest rate of 5.01%; expected volatility of 31.78% and dividend yield of 1.29%. The weighted-average grant date fair value of options granted during the six months ended July 31, 2006 was $6.34.

Total compensation expense for unvested stock option grants recognized during the three and six months ended July 31, 2006 was approximately $0.2 million, net of a tax benefit of $0.1 million and $0.4 million, net of a tax benefit of $0.2 million, respectively. Expense related to stock option compensation is recognized on a straight-line basis over the vesting term. As of July 31, 2006, there was approximately $3.0 million of unrecognized compensation cost related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 2.5 years. Total cash received for stock option exercises during the six months ended July 31, 2006 amounted to approximately $2.4 million. Windfall tax benefits realized on these exercises were approximately $1.0 million.

Prior to February 1, 2006, employee stock options were accounted for under the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock. Accordingly, compensation expense had not been recognized for stock options granted at or above fair value. Had compensation expense been determined and recorded based upon the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", net income (in thousands) and net income per share would have been reduced to pro forma amounts for the three months and six months ended July 31, 2005 as follows:

                                              Three Months     Six Months
                                                 Ended           Ended
     (In thousands, except per share data)   July 31, 2005   July 31, 2005
                                             -------------   -------------
     Net income as reported                     $8,551          $ 9,548
     Fair value based compensation
        expense, net of taxes                    (673)          (1,511)
                                                ------          -------
     Pro forma net income                       $7,878          $ 8,037
                                                ======          =======
     Basic earnings per share:
        As reported                             $ 0.34          $  0.38
        Pro forma under SFAS No. 123            $ 0.31          $  0.32

     Diluted earnings per share:
        As reported                             $ 0.33          $  0.37
        Pro forma under SFAS No. 123            $ 0.30          $  0.31

The weighted-average assumptions used with the Black-Scholes option-pricing model for the calculation of the fair value of stock option grants during the six months ended July 31, 2005 were: expected term of 7.0 years; risk-free interest rate of 3.76%; expected volatility of 46.52% and dividend yield of 1.75%. The weighted-average grant date fair value of options granted during the six months ended July 31, 2005 was $8.16.

Stock option activity for the six months ended July 31, 2006 is summarized as follows:

                                                    Weighted-
                                     Number of       Average
                                      Options    Exercise Price
                                     ---------   --------------
                 January 31, 2006    3,169,613       $12.96
                 Options granted        21,000       $19.33
                 Options exercised     (42,564)      $ 8.96
                                     ---------       ------
                 April 30, 2006      3,148,049       $13.06
                 Options granted        97,000       $18.41
                 Options exercised    (242,015)      $ 8.33
                 Options cancelled     (20,000)      $14.32
                                     ---------       ------
                 July 31, 2006       2,983,034       $13.61
                                     =========       ======

The total intrinsic value of stock options exercised for the six months ended July 31, 2006 and 2005 was approximately $4.0 million and $6.2 million, respectively. The total fair value of the stock options vested for the six months ended July 31, 2006 and 2005 was approximately $1.9 million and $10.3 million, respectively.

The following table summarizes outstanding and exercisable stock options as of July 31, 2006:

                                  Weighted-
                                   Average     Weighted-                 Weighted-
                                  Remaining     Average                   Average
    Range of         Number      Contractual    Exercise      Number     Exercise
Exercise Prices   Outstanding   Life (years)     Price     Exercisable     Price
---------------   -----------   ------------   ---------   -----------   ---------
$ 3.12 - $ 6.22      135,060         3.2         $ 4.25       135,060      $ 4.25
$ 6.23 - $ 9.34      156,198         4.1         $ 7.26       156,198      $ 7.26
$ 9.35 - $12.45      754,564         3.2         $10.67       730,464      $10.70
$12.46 - $15.57    1,198,465         5.0         $14.53       908,365      $14.65
$15.58 - $18.68      720,747         7.0         $18.13       376,416      $18.36
$18.69 - $21.81       18,000         9.1         $19.76           334      $18.75
                   ---------         ---         ------     ---------      ------
                   2,983,034         5.0         $13.61     2,306,837      $12.90
                   ---------         ---         ------     ---------      ------

The total intrinsic value of outstanding and exercisable stock options as of July 31, 2006 was approximately $26.6 million and $22.2 million, respectively.

Under the 1996 Stock Incentive Plan, the Company has the ability to grant restricted stock to certain employees. Restricted stock grants generally vest three to five years from the date of grant. Expense for these grants is recognized on a straight-line basis over the vesting period. The fair value of restricted stock grants is equal to the closing price of the Company's publicly-traded common stock on the grant date.

On May 31, 2006, the Compensation Committee of the Board of Directors adopted the Executive Long Term Incentive Plan (the "LTIP") authorized by section 9 of the Plan. The LTIP provides for the award of "Performance Share Units" that are equivalent, one for one, to shares of the Company's common stock and that vest based on the Company's achievement of its operating margin goal for the fiscal year ending January 31,

2009. The number of actual shares earned by a participant is based on the Company's actual performance at the end of the award period and can range from 0% to 150% of the participant's target award. Total target awards of 189,500 Performance Share Units were granted by the Compensation Committee on May 31, 2006 that vest over three and five year periods.

Total compensation expense for restricted stock grants and for grants of Performance Share Units under the LTIP (together "restricted stock") recognized during the three months ended July 31, 2006 and 2005 was $0.3 million, net of a tax benefit of $0.2 million, and $0.2 million, net of a tax benefit of $0.1 million, respectively. Total compensation expense for restricted stock grants recognized during the six months ended July 31, 2006 and 2005 was $0.4 million, net of a tax benefit of $0.3 million, and $0.4 million, net of a tax benefit of $0.2 million, respectively. Prior to February 1, 2006, compensation expense for restricted stock grants was reduced as actual forfeitures of the awards occurred. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest and thus, current period compensation expense has been adjusted for estimated forfeitures based on historical data. As of July 31, 2006, there was approximately $4.9 million of unrecognized compensation cost related to unvested restricted stock, including those issued under the LTIP. These costs are expected to be recognized over a weighted-average period of 3.0 years.

Restricted stock activity for the six months ended July 31, 2006 are summarized as follows:

                                                     Weighted-
                                       Number of      Average
                                       Restricted   Grant Date
                                      Stock Units   Fair Value
                                      -----------   ----------
                   January 31, 2006     321,090       $14.39
                   Units granted         46,400       $20.43
                   Units vested         (92,390)      $ 9.83
                   Units forfeited         (220)      $13.27
                                        -------       ------
                   April 30, 2006       274,880       $16.95
                   Units granted        194,000       $18.20
                   Units vested          (4,550)      $ 9.98
                   Units forfeited       (8,410)      $16.64
                                        -------       ------
                   July 31, 2006        455,920       $17.56
                                        =======       ======

Restricted stock units are exercised simultaneously when they vest and are issued from the pool of authorized shares. The total intrinsic value of restricted stock units that vested during the six months ended July 31, 2006 was approximately $1.9 million. The windfall tax benefits realized on the vested restricted stock grants for the six months ended July 31, 2006 were $0.3 million. The weighted-average grant date fair values for restricted stock grants for the six months ended July 31, 2006 and 2005 were $18.63 and $17.89, respectively. Outstanding restricted stock units had a total intrinsic value of approximately $10.3 million as of July 31, 2006.

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for the three months and six months ended July 31, 2006 and 2005 are as follows (in thousands):

                                               Three Months Ended     Six Months Ended
                                                    July 31,              July 31,
                                              -------------------   -------------------
                                                2006       2005       2006       2005
                                              -------   ---------   -------   ---------
Net income                                    $11,349     $ 8,551   $14,204     $ 9,548
Net unrealized gain on
   investments, net of tax                         13         143        20         153
Effective portion of unrealized gain (loss)
   on hedging contracts, net of tax               157      (4,790)    2,062      (5,127)
Foreign currency translation adjustment (1)      (100)    (19,545)    5,057     (21,736)
                                              -------   ---------   -------   ---------
Total comprehensive income (loss)             $11,419    ($15,641)  $21,343    ($17,162)
                                              =======   =========   =======   =========

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

Operating Segment Data for the Three Months Ended July 31, 2006 and 2005 (in thousands):

                          Net Sales         Operating Income
                     -------------------   -----------------
                       2006       2005       2006      2005
                     --------   --------   -------   -------
Wholesale            $106,108   $ 95,658   $13,210   $12,177
Retail                 20,480     19,668       864       108
                     --------   --------   -------   -------
Consolidated total   $126,588   $115,326   $14,074   $12,285
                     ========   ========   =======   =======

Operating Segment Data for the Six Months Ended July 31, 2006 and 2005 (in thousands):

                                            Operating Income
                          Net Sales              (Loss)
                     -------------------   -----------------
                       2006       2005       2006      2005
                     --------   --------   -------   -------
Wholesale            $187,110   $168,263   $17,896   $15,911
Retail                 37,222     34,819      (388)   (1,487)
                     --------   --------   -------   -------
Consolidated total   $224,332   $203,082   $17,508   $14,424
                     ========   ========   =======   =======

                                       Total Assets
                     ------------------------------------------------
                     July 31, 2006   January 31, 2006   July 31, 2005
                     -------------   ----------------   -------------
Wholesale               $483,625         $484,767          $420,266
Retail                    65,485           65,125            66,477
                        --------         --------          --------
Consolidated total      $549,110         $549,892          $486,743
                        ========         ========          ========

Geographic Segment Data for the Three Months Ended July 31, 2006 and 2005 (in thousands):

                          Net Sales         Operating Income
                     -------------------   -----------------
                       2006       2005       2006      2005
                     --------   --------   -------   -------
Domestic             $ 94,356   $ 89,231   $ 3,794   $ 4,986
International          32,232     26,095    10,280     7,299
                     --------   --------   -------   -------
Consolidated total   $126,588   $115,326   $14,074   $12,285
                     ========   ========   =======   =======

Geographic Segment Data for the Six Months Ended July 31, 2006 and 2005 (in thousands):

                          Net Sales         Operating Income
                     -------------------   -----------------
                       2006       2005       2006      2005
                     --------   --------   -------   -------
Domestic             $166,910   $157,306   $   728   $ 3,669
International          57,422     45,776    16,780    10,755
                     --------   --------   -------   -------
Consolidated total   $224,332   $203,082   $17,508   $14,424
                     ========   ========   =======   =======

Domestic and International net sales are net of intercompany sales of $60.5 million and $59.3 million for the three months ended July 31, 2006 and 2005, respectively.

Domestic and International net sales are net of intercompany sales of $110.0 million and $105.3 million for the six months ended July 31, 2006 and 2005, respectively.

                                       Total Assets
                     ------------------------------------------------
                     July 31, 2006   January 31, 2006   July 31, 2005
                     -------------   ----------------   -------------
Domestic                $353,226         $391,310          $276,343
International            195,884          158,582           210,400
                        --------         --------          --------
Consolidated total      $549,110         $549,892          $486,743
                        ========         ========          ========

                                     Long-Lived Assets
                     ------------------------------------------------
                     July 31, 2006   January 31, 2006   July 31, 2005
                     -------------   ----------------   -------------
Domestic                $37,126           $37,903          $38,932
International            14,805            14,265           13,755
                        -------           -------          -------
Consolidated total      $51,931           $52,168          $52,687
                        =======           =======          =======

NOTE 5 - EXECUTIVE RETIREMENT PLAN

The Company has a number of employee benefit plans covering substantially all employees. Certain eligible executives of the Company have elected to defer a portion of their compensation on a pre-tax basis under a defined contribution, supplemental executive retirement plan (SERP) sponsored by the Company. The SERP was adopted effective June 1, 1995, and provides eligible executives with supplemental pension benefits in addition to amounts received under the Company's other retirement plans. The Company makes a matching contribution which vests over five years. For the three months ended July 31, 2006 and 2005, the Company recorded an expense related to the SERP of $0.1 million for each period. For the six months ended July 31, 2006 and 2005, the Company recorded an expense related to the SERP of $0.3 million for each period.

NOTE 6 - INVENTORIES

Inventories consist of the following (in thousands):

                              July 31,   January 31,   July 31,
                                2006         2006        2005
                              --------   -----------   --------
            Finished goods    $142,594     $135,160    $128,746
            Component parts     65,392       59,325      68,251
            Work-in-process      7,475        4,097       6,050
                              --------     --------    --------
                              $215,461     $198,582    $203,047
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

The weighted-average number of shares outstanding for basic earnings per share were 25,661,000 and 25,241,000 for the three months ended July 31, 2006 and 2005, respectively. For diluted earnings per share, these amounts were increased by 923,000 and 885,000 for the three months ended July 31, 2006 and 2005, respectively, due to potentially dilutive common stock equivalents issuable under the Company's stock option plan and restricted stock grants.

The weighted-average number of shares outstanding for basic earnings per share were 25,550,000 and 25,148,000 for the six months ended July 31, 2006 and 2005, respectively. For diluted earnings per share, these amounts were increased by 956,000 and 926,000 for the six months ended July 31, 2006 and 2005, respectively, due to potentially dilutive common stock equivalents issuable under the Company's stock option plan and restricted stock grants.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

At July 31, 2006, the Company had outstanding letters of credit totaling $1.2 million with expiration dates through August 31, 2007. One bank in the domestic bank group has issued irrevocable standby letters of credit for retail and operating facility leases to various landlords, for the administration of the Movado Boutique private-label credit card and Canadian payroll to the Royal Bank of Canada.

As of July 31, 2006, two European banks have guaranteed obligations to third parties on behalf of two of the Company's foreign subsidiaries in the amount of $3.3 million in various foreign currencies.

The Company is involved from time to time in legal claims involving trademarks and intellectual property, contracts, employee relations and other matters incidental to the Company's business. Although the outcome of such matters cannot be determined with certainty, the Company's general counsel and management believe that the final outcome would not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 9 - RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)" which is effective for fiscal years beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently evaluating the impact of this interpretation.

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

As of July 31, 2006, except as noted below, there have been no material changes to any of the critical accounting policies as disclosed in its Annual Report on Form 10-K for the fiscal year ended January 31, 2006.

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

Results of operations for the three months ended July 31, 2006 as compared to the three months ended July 31, 2005

Net Sales: Comparative net sales by business segment were as follows (in thousands):

                                   Three Months Ended
                                        July 31,
                                  -------------------
                                    2006       2005
                                  --------   --------
               Wholesale:
                  Domestic        $ 73,876   $ 69,563
                  International     32,232     26,095
               Retail               20,480     19,668
                                  --------   --------
               Net Sales          $126,588   $115,326
                                  ========   ========

Net sales increased by $11.3 million or 9.8% for the three months ended July 31, 2006 as compared to the three months ended July 31, 2005.

Sales in the domestic wholesale segment were $73.9 million for the three months ended July 31, 2006 representing a 6.2% increase above prior year sales of $69.6 million. The increase of $4.3 million was attributed to higher sales in the accessible luxury brands category. Movado sales were above prior year by $5.0 million as the brand achieved increased demand in the major chain and department store businesses in part due to the successful launch of the Series 800 sport collection. ESQ sales were above prior year by $1.1 million primarily due to new door openings as the brand continues to gain positive retailer response to the new model introductions as well as the ESQ&U marketing campaign. Sales of both luxury brands were down by $3.4 million year over year. Ebel sales were $1.7 million below prior year primarily the result of the timing of new product launches in the first quarter this fiscal year compared to the second quarter of the prior year. Concord sales decreased by $1.7 million as planned. The Company is in the process of developing a strategic plan for the re-launch of the Concord brand. Sales of licensed brands were above the prior year period by $1.6 million.

Sales in the international wholesale segment were $32.2 million or 23.5% above prior year sales of $26.1 million. In the luxury brands category, sales increased by $1.7 million. Increased sales of $2.9 million were recorded for Ebel primarily due to the Brasilia collection launch, while Concord sales decreased by $1.2 million for the same reasons as in the domestic wholesale segment. In the accessible luxury brands category, Movado sales were below prior year by $1.1 million due to planned reductions in the brand's overseas distribution. In the licensed brands category, sales were above prior year by $6.0 million. The licensed brands growth was primarily due to the launch of the new collection of Hugo Boss watches, which did not contribute significantly to revenues in the prior year.

Sales in the retail segment were $20.5 million or 4.1% above prior year sales of $19.7 million. The increase was driven by an overall 20.9% increase in Movado Boutique sales. This was the result of a 9.3% comparable store sales increase in the Movado Boutiques along with sales from four non-comparable stores year over year. Sales by the Company's outlet stores were below prior year by 7.1%. This was the result of an 8.7% comparable store sales decrease. The Company operated 28 Movado Boutiques and 29 outlet stores at July 31, 2006 compared to 27 Movado Boutiques and 28 outlet stores at July 31, 2005.

The Company considers comparable store sales to be sales of stores that were open as of February 1st of the last year through January 31st of the current year. The Company had 24 comparable Movado Boutiques and 26 comparable outlet stores for purposes of the three months ended July 31, 2006. The sales from stores that have been relocated, renovated or refurbished are included in the calculation of comparable store sales. The method of calculating comparative store sales varies across the retail industry. As a result, the calculation of comparative store sales may not be the same as measures reported by other companies.

Gross Profit. Gross profit for the three months ended July 31, 2006 was $78.5 million or 62.0% of net sales as compared to $70.0 million or 60.7% of net sales for the three months ended July 31, 2005. The increase in gross profit of $8.5 million was primarily the result of the higher sales volume along with increases generated from the margin percentage improvement. The increase in gross profit as a percentage of sales was driven by higher margins in the Movado Boutiques due to both product mix and better jewelry margins. In addition, increases were recorded across most brands largely due to higher margin percentages on new product introductions.

Selling, General and Administrative ("SG&A"). Selling, general and administrative expenses for the three months ended July 31, 2006 were $64.4 million or 50.9% of net sales as compared to $57.7 million or 50.0% of net sales for the three months ended July 31, 2005. The dollar increase reflects spending primarily to invest in the Company's growth initiatives, including higher marketing spending of $1.3 million to support the sales growth initiatives, added spending of $0.6 million in support of the retail expansion and higher payroll and related expenses of $3.1 million reflecting salary increases, increased headcount to support the growth for both new and existing brands and higher equity compensation costs. In addition, as a result of the consolidation of the Company's majority-owned joint venture with TWC SA ("TWC") established to distribute the licensed brands in France and Germany, $0.7 million of expense was included in the consolidated results.

Wholesale Operating Income. Operating income in the wholesale segment increased by $1.0 million to $13.2 million. The increase was the net result of higher gross profit of $7.2 million, partially offset by the increase in SG&A expenses of $6.2 million.

The higher gross margin of $7.2 million was the result of the increase in net sales of $10.5 million as well as improved gross margin percentage in most brands largely due to higher margins on new product introductions. The increase in the SG&A expenses of $6.2 million was primarily due to higher marketing spending of $1.3 million to support the sales growth initiatives and higher payroll and related expenses of $3.1 million reflecting salary increases, increased headcount to support the growth for both new and existing brands and higher equity compensation costs. In addition, as a result of the consolidation of the Company's majority-owned joint venture with TWC, $0.7 million of expense was recorded in the wholesale segment's results.

Retail Operating Income. Operating income of $0.9 million and $0.1 million were recorded in the retail segment for the three months ended July 31, 2006 and 2005, respectively.

The increase in operating income was the net result of higher gross profit of $1.4 million offset by higher SG&A expenses of $0.6 million. The increased gross profit was primarily attributed to improved margin percentage in the Movado Boutiques. The higher SG&A expenses were primarily the result of added spending for the seven non-comparable stores.

Interest Expense. Interest expense for the three months ended July 31, 2006 and 2005 was $0.9 million for each period. Average borrowings were $99.3 million at an average borrowing rate of 3.7% for the three months ended July 31, 2006 compared to average borrowings of $72.1 million at an average rate of 5.2% for the three months ended July 31, 2005. The lower average borrowing rate was due to the shifting of debt from the U.S. to Switzerland, which is at a more favorable borrowing rate.

Interest Income. Interest income was approximately $0.6 million for the three months ended July 31, 2006 as compared to approximately $40 thousand for the three months ended July 31, 2005. The repatriated foreign earnings of $150.0 million in the fourth quarter of fiscal year 2006 under the American Jobs Creation Act of 2004 resulted in significantly higher cash balances in the United States. The cash invested in the United States generated interest income at the rate of 4.9%.

Income Taxes. The Company recorded a tax expense of $2.4 million for the three months ended July 31, 2006 as compared to a tax expense of $2.9 million for the three months ended July 31, 2005. Taxes were recorded at an effective tax rate of 17.5% and 25.0% for the three months ended July 31, 2006 and 2005, respectively. The lower effective tax rate was the result of the Company's adoption of tax planning strategies in Switzerland which will enable it to utilize a greater portion of the acquired Ebel net operating loss carryforward.

Net Income. For the three months ended July 31, 2006, the Company recorded net income of $11.3 million as compared to $8.6 million for the three months ended July 31, 2005.

Results of operations for the six months ended July 31, 2006 as compared to the six months ended July 31, 2005

Net Sales: Comparative net sales by business segment were as follows (in thousands):

                                    Six Months Ended
                                        July 31,
                                  -------------------
                                    2006       2005
                                  --------   --------
               Wholesale:
                  Domestic        $129,688   $122,487
                  International     57,422     45,776
               Retail               37,222     34,819
                                  --------   --------
               Net Sales          $224,332   $203,082
                                  ========   ========

Net sales increased by $21.3 million or 10.5% for the six months ended July 31, 2006 as compared to the six months ended July 31, 2005.

Sales in the domestic wholesale segment were $129.7 million or 5.9% above prior year sales of $122.5 million. The increase of $7.2 million was primarily attributed to higher sales in the accessible luxury brands. Movado sales were above prior year by $7.2 million as major chain and department stores had increased sell through at retail. ESQ sales were above prior year by $1.9 million primarily due to new door openings as the brand continues to gain positive retailer response to the new model introductions as well as the ESQ&U marketing campaign. In the luxury brands category, Ebel sales were relatively flat year over year while Concord sales declined by $3.9 million as planned. The Company is in the process of developing a strategic plan for the re-launch of the Concord brand. Sales in the licensed brands category were above the prior year period by $1.5 million.

Sales in the international wholesale segment were $57.4 million or 25.4% above prior year sales of $45.8 million. In the luxury brands category, sales increased by $6.1 million. Increased sales of $8.4 million were recorded for Ebel primarily due to the Brasilia collection launch, while lower sales of $2.3 million were recorded in Concord for the same reasons as in the domestic wholesale segment. In the accessible luxury brands category, Movado sales were below prior year by $2.6 million due to planned reductions in the brand's overseas distribution. In the licensed brands category, sales were above prior year by $8.7 million primarily driven by the launch of the new collection of Hugo Boss watches, which did not contribute significantly to revenues in the prior year.

Sales in the retail segment were $37.2 million or 6.9% above prior year sales of $34.8 million. The increase was driven by an overall 16.6% increase in Movado Boutique sales. This was the result of a 7.0% comparable store sales increase in the Movado Boutiques along with sales from four non-comparable stores year over year. Sales by the Company's outlet stores were below prior year by 0.9%. This was the result of a 2.6% comparable store sales decrease somewhat offset by higher sales from non-comparable stores year over year. The Company operated 28 Movado Boutiques and 29 outlet stores at July 31, 2006 compared to 27 Movado Boutiques and 28 outlet stores at July 31, 2005.

Gross Profit. Gross profit for the six months ended July 31, 2006 was $138.1 million or 61.6% of net sales as compared to $122.8 million or 60.5% of net sales for the six months ended July 31, 2005. The increase in gross profit of $15.3 million was primarily the result of the higher sales volume. The increase in gross profit as a percentage of sales was driven by higher margins in the Movado Boutiques due to both product mix and better jewelry margins. In addition, percentage increases were recorded across most brands largely due to new product introductions.

Selling, General and Administrative. Selling, general and administrative expenses for the six months ended July 31, 2006 were $120.6 million or 53.8% of net sales as compared to $108.4 million or 53.4% of net sales for the six months ended July 31, 2005. The increase reflects spending primarily to invest in the Company's growth initiatives, including higher marketing spending of $2.5 million to support the sales growth initiatives, added spending of $1.2 million in support of the retail expansion and higher payroll and related expenses of $5.2 million reflecting salary increases, increased headcount to support the growth for both new and existing brands and higher equity compensation costs. In addition, as a result of the consolidation of the Company's majority-owned joint venture with TWC, $1.1 million of expense was included in the consolidated results.

Wholesale Operating Income. Operating income in the wholesale segment increased by $2.0 million to $17.9 million. The increase was the net result of higher gross profit of $13.0 million, partially offset by the increase in SG&A expenses of $11.0 million.

The higher gross margin of $13.0 million was primarily the result of the increase in net sales of $18.8 million. The increase in the SG&A expenses of $11.0 million was primarily due to higher marketing spending of $2.5 million to support the sales growth initiatives and higher payroll and related expenses of $5.2 million reflecting salary increases, increased headcount to support the growth for both new and existing brands and higher equity compensation costs. In addition, as a result of the consolidation of the Company's majority-owned joint venture with TWC, $1.1 million of expense was recorded in the wholesale segment's results.

Retail Operating Loss. Operating losses of $0.4 million and $1.5 million were recorded in the retail segment for the six months ended July 31, 2006 and 2005, respectively.

The decrease in operating loss was the net result of higher gross profit of $2.3 million offset by higher SG&A expenses of $1.2 million. The increased gross profit was primarily attributable to improved margin percentage in the Movado Boutiques. The higher SG&A expenses were primarily the result of added spending for the seven non-comparable stores.

Interest Expense. Interest expense for the six months ended July 31, 2006 and 2005 was $1.9 million and $1.8 million, respectively. Average borrowings were $102.8 million at an average borrowing rate of 3.6% for the six months ended July 31, 2006 compared to average borrowings of $61.9 million at an average rate of 5.4% for the six months ended July 31, 2005. The lower average borrowing rate was due to the shifting of debt from the U.S. to Switzerland, which is at a more favorable borrowing rate.

Interest Income. Interest income was $1.5 million for the six months ended July 31, 2006 as compared to $0.1 million for the six months ended July 31, 2005. The repatriated foreign earnings of $150.0 million in the fourth quarter of fiscal year 2006 under the American Jobs Creation Act of 2004 resulted in significantly higher cash balances in the United States. The cash invested in the United States generated interest income at the rate of 4.7%.

Income Taxes. The Company recorded a tax expense of $3.0 million for the six months ended July 31, 2006 as compared to a tax expense of $3.2 million for the six months ended July 31, 2005. Taxes were recorded at an effective tax rate of 17.5% and 25.0% for the six months ended July 31, 2006 and 2005, respectively. The lower effective tax rate is the result of the Company's adoption of tax planning strategies in Switzerland which will enable it to utilize a greater portion of the acquired Ebel net operating loss carryforward.

Net Income. For the six months ended July 31, 2006, the Company recorded net income of $14.2 million as compared to $9.5 million for the six months ended July 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $24.4 million for the six months ended July 31, 2006 as compared to $25.5 million for the six months ended July 31, 2005. The cash used in operating activities reflects the historic pattern of the Company to fund its working capital needs in the first half of the year due to the seasonal nature of the business. For the six months ended July 31, 2006, the most significant changes in operating assets were the increases in accounts receivable of $17.9 million, primarily resulting from the growth in sales and an increase of $13.1 million in inventory levels, primarily in anticipation of the upcoming holiday selling season. In addition, $9.5 million of cash was used to reduce total current liabilities but was offset by cash from net earnings of $14.2 million for the six months ended July 31, 2006. For the six months ended July 31, 2005, the most significant changes in operating assets were the increases in accounts receivable of $3.8 million, primarily resulting from the growth in sales and an increase of $27.1 million in inventory levels. This was partially offset by net earnings of $9.5 million for the six months ended July 31, 2005.

Cash used in investing activities amounted to $7.2 million and $8.2 million for the six months ended July 31, 2006 and 2005, respectively. The cash used during both periods consisted of the capital expenditures primarily related to the expansion and renovations of retail stores, the acquisition of tooling for new product introductions and computer hardware and software enhancements. Capital expenditures in the 2005 period also included the acquisition of machinery and equipment to further automate distribution activities.

Cash used in financing activities amounted to $15.8 million for the six months ended July 31, 2006 compared to cash provided of $34.2 million for the six months ended July 31, 2005. Cash used in financing activities for the six months ended July 31, 2006 was primarily to pay down long-term debt, while cash provided in the six months ended July 31, 2005 resulted primarily from short-term borrowings required to fund the Company's working capital needs.

During fiscal 1999, the Company issued $25.0 million of Series A Senior Notes under a Note Purchase and Private Shelf Agreement dated November 30, 1998. These notes bear interest of 6.90% per annum, mature on October 30, 2010 and are subject to annual repayments of $5.0 million commencing October 31, 2006. These notes contain certain financial covenants including an interest coverage ratio and maintenance of consolidated net worth and certain non-financial covenants that restrict the Company's activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding. At July 31, 2006, the Company was in compliance with all financial and non-financial covenants and $25.0 million of these notes were issued and outstanding.

As of March 21, 2004, the Company amended its Note Purchase and Private Shelf Agreement, originally dated March 21, 2001, to expire on March 21, 2007. This agreement allows for the issuance, for up to three years after the date thereof, of senior promissory notes in the aggregate principal amount of up to $40.0 million with maturities up to 12 years from their original date of issuance. On October 8, 2004, the Company issued, pursuant to the Note Purchase Agreement, 4.79% Senior Series A-2004 Notes due 2011 (the "Senior Series A-2004 Notes"), in an aggregate principal amount of $20.0 million, which will mature on October 8, 2011 and are subject to annual repayments of $5.0 million commencing on October 8, 2008. Proceeds of the Senior Series A-2004 Notes have been used by the Company for capital expenditures, repayment of certain of its debt obligations and general corporate purposes. These notes contain certain financial covenants, including an interest coverage ratio and maintenance of consolidated net worth and certain non-financial covenants that restrict the Company's activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding. As of July 31, 2006, the Company was in compliance with all financial and non-financial covenants and $20.0 million of these notes were issued and outstanding.

On December 15, 2005, the Company as parent guarantor, and its Swiss subsidiaries, MGI Luxury Group S.A. and Movado Watch Company SA as borrowers, entered into a credit agreement with JPMorgan Chase Bank, N.A., JPMorgan Securities, Inc., Bank of America, N.A., The Bank of New York and Citibank, N.A. (the "Swiss Credit Agreement") which provides for a revolving credit facility of
90.0 million Swiss francs and matures on December 15, 2010. The obligations of the Company's two Swiss subsidiaries under this credit agreement are guaranteed by the Company under a Parent Guarantee, dated as of December 15, 2005, in favor of the lenders. The Swiss Credit Agreement contains financial covenants, including an interest coverage ratio, average debt coverage ratio and limitations on capital expenditures and certain non-financial covenants that restrict the Company's activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding. Borrowings under the Swiss Credit Agreement bear interest at a rate equal to the LIBOR (as defined in the Swiss Credit Agreement) plus a margin ranging from .50% per annum to .875% per annum (depending upon a leverage ratio). As of July 31, 2006, the Company was in compliance with all financial and non-financial covenants and had 64.0 million Swiss francs, with a dollar equivalent of $52.0 million, outstanding under this revolving credit facility.

On December 15, 2005, the Company and its Swiss subsidiaries, MGI Luxury Group S.A. and Movado Watch Company SA, entered into a credit agreement with JPMorgan Chase Bank, N.A., JPMorgan Securities, Inc., Bank of America, N.A., The Bank of New York and Citibank, N.A. (the "US Credit Agreement") which provides for a revolving credit facility of $50.0 million (including a sublimit for borrowings in Swiss francs of up to $25.0 million) with a provision to allow for an increase of an additional $50.0 million subject to certain terms and conditions. The US Credit Agreement will mature on December 15, 2010. The obligations of MGI Luxury Group S.A. and Movado Watch Company SA are guaranteed by the Company under a Parent Guarantee, dated as of December 15, 2005, in favor of the lenders. The obligations of the Company are guaranteed by certain domestic subsidiaries of the Company under subsidiary guarantees, in favor of the lenders. The US Credit Agreement contains financial covenants, including an interest coverage ratio, average debt coverage ratio and limitations on capital expenditures and certain non-financial covenants that restrict the Company's activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding. Borrowings under the US Credit Agreement bear interest, at the Company's option, at a rate equal to the Adjusted LIBOR (as defined in the US Credit Agreement) plus a margin ranging from .50% per annum to .875% per annum (depending upon a leverage ratio), or the Alternate Base Rate (as defined in the US Credit Agreement). As of July 31, 2006, the Company was in compliance with all financial and non-financial covenants, and there were no outstanding borrowings against this line.

On June 16, 2006, the Company renewed a line of credit letter agreement with Bank of America and an amended and restated promissory note in the principal amount of up to $20.0 million payable to Bank of America, originally dated December 12, 2005. Pursuant to the line of credit letter agreement, Bank of America will consider requests for short-term loans and documentary letters of credit for the importation of merchandise inventory, the aggregate amount of which at any time outstanding shall not exceed $20.0 million. The Company's obligations under the agreement are guaranteed by its subsidiaries, Movado Retail Group, Inc. and Movado LLC. Pursuant to the amended and restated promissory note, the Company promised to pay to Bank of America $20.0 million, or such lesser amount as may then be the unpaid balance of all loans made by Bank of America to the Company thereunder, in immediately available funds upon the maturity date of June 16, 2007. The Company has the right to prepay all or part of any outstanding amounts under the promissory note without penalty at any time prior to the maturity date. The amended and restated promissory note bears interest at an annual rate equal to either (i) a floating rate equal to the prime rate or (ii) such fixed rate as may be agreed upon by the Company and Bank of America for an interest period which is also then agreed upon. The amended and restated promissory note contains various representations and warranties and events of default that are customary for instruments of that type. As of July 31, 2006, there were no outstanding borrowings against this line.

On July 31, 2006, the Company renewed a promissory note, originally dated December 13, 2005, in the principal amount of up to $37.0 million, at a revised amount of up to $7.0 million, payable to JPMorgan Chase Bank, N.A. ("Chase"). Pursuant to the promissory note, the Company promised to pay to Chase $7.0 million, or such lesser amount as may then be the unpaid balance of each loan made or letter of credit issued by Chase to the Company thereunder, upon the maturity date of July 31, 2007. The Company has the right to prepay all or part of any outstanding amounts under the promissory note without penalty at any time prior to the maturity date. The promissory note bears interest at an annual rate equal to either (i) a floating rate equal to the prime rate, (ii) a fixed rate equal to an adjusted LIBOR plus 0.625% or (iii) a fixed rate equal to a rate of interest offered by Chase from time to time on any single commercial borrowing. The promissory note contains various events of default that are customary for instruments of that type. In addition, it is an event of default for any security interest or other encumbrance to be created or imposed on the Company's property, other than as permitted in the lien covenant of the US Credit Agreement. Chase issued 11 irrevocable standby letters of credit for retail and operating facility leases to various landlords, for the administration of the Movado Boutique private-label credit card and Canadian payroll to the Royal Bank of Canada totaling $1.2 million with expiration dates through August 31, 2007. As of July 31, 2006, there were no outstanding borrowings against this promissory note.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. Available credit under these lines totaled 8.0 million Swiss francs, with dollar equivalents of $6.5 million and $6.2 million at July 31, 2006 and 2005, respectively. As of July 31, 2006, two European banks have guaranteed obligations to third parties on behalf of two of the Company's foreign subsidiaries in the amount of $3.3 million in various foreign currencies. As of July 31, 2006, there were no outstanding borrowings against these lines.

The Company paid dividends per share of $0.06 or approximately $3.1 million, for the six months ended July 31, 2006 and $0.05 per share or approximately $2.5 million for the six months ended July 31, 2005.

Cash and cash equivalents at July 31, 2006 amounted to $78.1 million compared to $50.3 million at July 31, 2005. The increase in cash and cash equivalents primarily relates to the Company's borrowings in the fourth quarter of fiscal 2006 to repatriate foreign earnings to the United States under the American Jobs Creation Act of 2004.

Management believes that the cash on hand in addition to the expected cash flow from operations and the Company's short-term borrowing capacity will be sufficient to meet its working capital needs for at least the next 12 months.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet financing or unconsolidated special-purpose entities.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)" which is effective for fiscal years beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently evaluating the impact of this interpretation.

Item 3. Quantitative and Qualitative Disclosure about Market Risks

Foreign Currency and Commodity Price Risks

A significant portion of the Company's purchases are denominated in Swiss francs. The Company reduces its exposure to the Swiss franc exchange rate risk through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. The Company uses various derivative financial instruments to further reduce the net exposures to currency fluctuations, predominately forward and option contracts. These derivatives either (a) are used to hedge the Company's Swiss franc liabilities and are recorded at fair value with the changes in fair value reflected in earnings or (b) are documented as cash flow hedges with the gains and losses on this latter hedging activity first reflected in other comprehensive income, and then later classified into earnings in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149. In both cases, the earnings impact is partially offset by the effects of currency movements on the underlying hedged transactions. If the Company did not engage in a hedging program, any change in the Swiss franc to local currency would have an equal effect on the Company's cost of sales. In addition, the Company hedges its Swiss franc payable exposure with forward contracts. As of July 31, 2006, the Company's entire net forward contracts hedging portfolio consisted of 128.0 million Swiss francs equivalent for various expiry dates ranging through July 20, 2007. If the Company were to settle its Swiss franc forward contracts at July 31, 2006, the net result would have been a gain of $0.9 million, net of tax of $0.6 million. As of July 31, 2006, the Company had
31.0 million Swiss franc option contracts related to cash flow hedges for various expiry dates ranging through April 30, 2007. If the Company were to settle its Swiss franc option contracts at July 31, 2006, the net result would have been a net loss of approximately $70 thousand.

The Company's Board of Directors authorized the hedging of the Company's Swiss franc denominated investment in its wholly-owned Swiss subsidiaries using purchase options under certain limitations. These hedges are treated as net investment hedges under SFAS No. 133. As of July 31, 2006, the Company did not hold a purchased option hedge portfolio related to net investment hedging.

Commodity Risk

Additionally, the Company has a hedging program related to gold used in the manufacturing of the Company's watches. Under this hedging program, the Company purchases various commodity derivative instruments, primarily future contracts. These derivatives are documented as SFAS No. 133 cash flow hedges, and gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. If the Company did not engage in a gold hedging program, any changes in the gold price would have an equal effect on the Company's cost of sales. The Company did not hold any futures contracts in its gold hedge portfolio related to cash flow hedges as of July 31, 2006.

Debt and Interest Rate Risk

In addition, the Company has certain debt obligations with variable interest rates, which are based on Swiss LIBOR plus a fixed additional interest rate. The Company does not hedge these interest rate risks. The Company also has certain debt obligations with fixed interest rates. The differences between the market based interest rates at July 31, 2006, and the fixed rates were unfavorable. The Company believes that a 1% change in interest rates would affect the Company's net income by approximately $0.5 million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting during the three months ended July 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1A. Risk Factors

     As of July 31, 2006, there have been no material changes to any of the risk factors previously reported in its Annual Report on Form 10-K for the fiscal year ended January 31, 2006.

Item 6. Exhibits

     10.1 Line of Credit Letter Agreement dated as of June 16, 2006 between the Registrant and Bank of America, N.A. and Amended and Restated Promissory Note dated as of June 16, 2006 to Bank of America, N.A.

     10.2 Promissory Note dated as of July 31, 2006 to JPMorgan Chase Bank, N.A.

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

                                        MOVADO GROUP, INC.
                                        (Registrant)


Dated: September 7, 2006                By: /s/ Eugene J. Karpovich
                                            ------------------------------------
                                            Eugene J. Karpovich
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Chief Financial Officer)
                                            (Duly Authorized Officer)


                                            /s/ Ernest R. LaPorte
                                            ------------------------------------
                                            Ernest R. LaPorte
                                            Vice President of Finance
                                            (Principal Accounting Officer)