Form 10-Q
period 2006-10-31
MOVADO GROUP INC
filed 2006-12-07
CIK 72573

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended October 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 1-16497

                               MOVADO GROUP, INC.
             (Exact Name of Registrant as Specified in its Charter)

                New York                                          13-2595932
      (State of Other Jurisdiction                              (IRS Employer
    of Incorporation or Organization)                        Identification No.)

   650 From Road, Paramus, New Jersey                               07652
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

     The number of shares outstanding of the registrant's common stock and class A common stock as of November 30, 2006 were 19,077,906 and 6,657,159, respectively.

================================================================================

                               MOVADO GROUP, INC.

                     Index to Quarterly Report on Form 10-Q
                                October 31, 2006

                                                                            Page
                                                                            ----
Part I    Financial Information (Unaudited)

          Item 1.  Consolidated Balance Sheets at October 31, 2006,
                   January 31, 2006 and October 31, 2005                     3

                   Consolidated Statements of Income for the three months
                   and nine months ended October 31, 2006 and 2005           4

                   Consolidated Statements of Cash Flows for the nine
                   months ended October 31, 2006 and 2005                    5

                   Notes to Consolidated Financial Statements                6

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      15

          Item 3.  Quantitative and Qualitative Disclosure about Market
                   Risks                                                    25

          Item 4.  Controls and Procedures                                  26

Part II   Other Information

          Item 1A. Risk Factors                                             27

          Item 6.  Exhibits                                                 27

Signature                                                                   28

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                               MOVADO GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                                  October 31,   January 31,   October 31,
                                                                      2006          2006          2005
                                                                  -----------   -----------   -----------
ASSETS

Current assets:
   Cash and cash equivalents                                       $ 79,908      $123,625      $ 56,064
   Trade receivables, net                                           159,010       106,619       144,975
   Inventories                                                      207,709       198,582       208,943
   Other assets                                                      33,740        26,319        27,603
                                                                   --------      --------      --------
      Total current assets                                          480,367       455,145       437,585

Property, plant and equipment, net                                   53,339        52,168        51,706
Other assets                                                         47,058        39,373        37,846
                                                                   --------      --------      --------
      Total assets                                                 $580,764      $546,686      $527,137
                                                                   ========      ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Loans payable to banks                                          $     --      $     --      $ 44,000
   Current portion of long-term debt                                  5,000         5,000            --
   Accounts payable                                                  35,948        33,120        32,497
   Accrued liabilities                                               52,465        42,268        57,620
   Current taxes payable                                              7,120         7,724         1,721
   Deferred taxes                                                       514           503         5,334
                                                                   --------      --------      --------
      Total current liabilities                                     101,047        88,615       141,172

Long-term debt                                                       82,435       104,955        45,000
Deferred and non-current income taxes                                11,050        11,947         9,741
Other liabilities                                                    21,714        19,491        17,629
                                                                   --------      --------      --------
      Total liabilities                                             216,246       225,008       213,542
                                                                   --------      --------      --------

Commitments and contingencies (Note 8)

Minority interest                                                       244            --            --

Shareholders' equity:
   Preferred Stock, $0.01 par value,
      5,000,000 shares authorized; no shares issued                      --            --            --
   Common Stock, $0.01 par value,
      100,000,000 shares authorized; 23,752,692, 23,215,836 and
      23,178,828 shares issued, respectively                            238           232           232
   Class A Common Stock, $0.01 par value,
      30,000,000 shares authorized; 6,657,159, 6,766,909 and             67            68            68
      6,773,258 shares issued and outstanding, respectively
   Capital in excess of par value                                   115,168       107,965       105,023
   Retained earnings                                                267,996       236,515       234,823
   Accumulated other comprehensive income                            33,291        27,673        24,224
   Treasury Stock, 4,676,117, 4,613,645 and 4,613,645
      shares, respectively, at cost                                 (52,486)      (50,775)      (50,775)
                                                                   --------      --------      --------
      Total shareholders' equity                                    364,274       321,678       313,595
                                                                   --------      --------      --------
      Total liabilities and equity                                 $580,764      $546,686      $527,137
                                                                   ========      ========      ========

                 See Notes to Consolidated Financial Statements

                               MOVADO GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                          Three Months Ended    Nine Months Ended
                                             October 31,           October 31,
                                         -------------------   -------------------
                                           2006       2005       2006       2005
                                         --------   --------   --------   --------
Net sales                                $166,272   $141,736   $390,604   $344,818
Cost of sales                              68,370     55,563    154,600    135,821
                                         --------   --------   --------   --------

Gross profit                               97,902     86,173    236,004    208,997
Selling, general and administrative        78,123     67,163    198,717    175,563
                                         --------   --------   --------   --------

Operating income                           19,779     19,010     37,287     33,434
Other income, net                             374      1,008        374      1,008
Interest expense                             (987)    (1,292)    (2,849)    (3,090)
Interest income                               753         84      2,260        189
Minority interest                               2         --         66         --
                                         --------   --------   --------   --------

Income before income taxes                 19,921     18,810     37,138     31,541
(Benefit) / Provision for income taxes     (1,964)     4,702      1,049      7,885
                                         --------   --------   --------   --------
Net income                               $ 21,885   $ 14,108   $ 36,089   $ 23,656
                                         ========   ========   ========   ========

Earnings per share:
   Basic                                 $   0.85   $   0.56   $   1.41   $   0.94
                                         ========   ========   ========   ========
   Diluted                               $   0.82   $   0.54   $   1.35   $   0.91
                                         ========   ========   ========   ========

Weighted-average shares outstanding:
   Basic                                   25,758     25,328     25,620     25,209
                                         ========   ========   ========   ========
   Diluted                                 26,799     26,211     26,659     26,123
                                         ========   ========   ========   ========

                 See Notes to Consolidated Financial Statements

                               MOVADO GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                Nine Months Ended
                                                                   October 31,
                                                               -------------------
                                                                 2006       2005
                                                               --------   --------
Cash flows from operating activities:
   Net income                                                  $ 36,089   $ 23,656
   Adjustments to reconcile net income to net cash used in
      operating activities:
      Depreciation and amortization                              11,945     11,158
      Deferred income taxes                                     (10,342)    (1,860)
      Provision for losses on accounts receivable                 8,876        900
      Provision for losses on inventory                             463        450
      Stock-based compensation                                    2,237        995
      Excess tax benefit from stock-based compensation           (1,471)        --
      Gain on sale of asset held for sale                          (374)    (2,630)
      Loss on hedge derivatives                                      --      1,622
      Minority interest                                             (66)        --
   Changes in assets and liabilities:
      Trade receivables                                         (51,762)   (42,498)
      Inventories                                                (6,402)   (29,643)
      Other current assets                                       (5,066)      (734)
      Accounts payable                                            2,491      4,974
      Accrued liabilities                                        12,012      5,486
      Current taxes payable                                         872      1,721
      Other non-current assets                                   (3,039)    (1,074)
      Other non-current liabilities                               2,219        442
                                                               --------   --------
   Net cash used in operating activities                         (1,318)   (27,035)
                                                               --------   --------

Cash flows from investing activities:
      Capital expenditures                                      (12,305)    (9,970)
      Proceeds from sale of asset held for sale                     686      4,000
      Trademarks                                                   (471)      (533)
                                                               --------   --------
   Net cash used in investing activities                        (12,090)    (6,503)
                                                               --------   --------

Cash flows from financing activities:
      Net (repayments) / proceeds of bank borrowings            (24,158)    44,000
      Stock options exercised and other changes                   1,788        655
      Excess tax benefit from stock-based compensation            1,471         --
      Dividends paid                                             (4,607)    (3,786)
                                                               --------   --------
   Net cash (used in) / provided by financing activities        (25,506)    40,869
                                                               --------   --------

Effect of exchange rate changes on cash and cash equivalents     (4,803)   (15,049)
                                                               --------   --------

Net decrease in cash and cash equivalents                       (43,717)    (7,718)

Cash and cash equivalents at beginning of period                123,625     63,782
                                                               --------   --------

Cash and cash equivalents at end of period                     $ 79,908   $ 56,064
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

NOTE 1 - RECLASSIFICATIONS

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

The weighted-average assumptions used with the Black-Scholes option-pricing model for the calculation of the fair value of stock option grants during the nine months ended October 31, 2006 were: expected term of 5.5 years; risk-free interest rate of 4.97%; expected volatility of 31.78% and dividend yield of 1.26%. The weighted-average grant date fair value of options granted during the nine months ended October 31, 2006 was $6.46.

Total compensation expense for unvested stock option grants recognized during the three and nine months ended October 31, 2006 was approximately $0.2 million, net of a tax benefit of $0.1 million and $0.6 million, net of a tax benefit of $0.3 million, respectively. Expense related to stock option compensation is recognized on a straight-line basis over the vesting term. As of October 31, 2006, there was approximately $2.7 million of unrecognized compensation cost related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 2.4 years. Total cash received for stock option exercises during the nine months ended October 31, 2006 amounted to approximately $2.9 million. Windfall tax benefits realized on these exercises were approximately $1.1 million.

Prior to February 1, 2006, employee stock options were accounted for under the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock. Accordingly, compensation expense had not been recognized for stock options granted at or above fair value. Had compensation expense been determined and recorded based upon the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", net income (in thousands) and net income per share would have been reduced to pro forma amounts for the three months and nine months ended October 31, 2005 as follows:

                                        Three Months Ended   Nine Months Ended
(In thousands, except per share data)    October 31, 2005     October 31, 2005
                                        ------------------   -----------------
Net income as reported                       $14,108              $23,656
Fair value based compensation
   expense, net of taxes                        (277)              (1,788)
                                             -------              -------
Pro forma net income                         $13,831              $21,868
                                             =======              =======

Basic earnings per share:
   As reported                               $  0.56              $  0.94
   Pro forma under SFAS No. 123              $  0.55              $  0.87

Diluted earnings per share:
   As reported                               $  0.54              $  0.91
   Pro forma under SFAS No. 123              $  0.53              $  0.84

The weighted-average assumptions used with the Black-Scholes option-pricing model for the calculation of the fair value of stock option grants during the nine months ended October 31, 2005 were: expected term of 7.0 years; risk-free interest rate of 3.76%; expected volatility of 46.53% and dividend yield of 1.75%. The weighted-average grant date fair value of options granted during the nine months ended October 31, 2005 was $8.10.

Stock option activity for the nine months ended October 31, 2006 is summarized as follows:

                    Number of   Weighted-Average
                     Options      Exercise Price
                    ---------   ----------------
January 31, 2006    3,169,613        $12.96
Options granted        21,000        $19.33
Options exercised     (42,564)       $ 8.96
                    ---------        ------
April 30, 2006      3,148,049        $13.06
Options granted        97,000        $18.41
Options exercised    (242,015)       $ 8.33
Options cancelled     (20,000)       $14.32
                    ---------        ------
July 31, 2006       2,983,034        $13.61
Options granted        11,000        $25.99
Options exercised     (43,974)       $12.09
Options cancelled      (1,200)       $ 9.15
                    ---------        ------
October 31, 2006    2,948,860        $13.68
                    =========        ======

The total intrinsic value of stock options exercised for the nine months ended October 31, 2006 and 2005 was approximately $4.6 million and $6.9 million, respectively. The total fair value of the stock options vested for the nine months ended October 31, 2006 and 2005 was approximately $2.1 million and $10.5 million, respectively.

The following table summarizes outstanding and exercisable stock options as of October 31, 2006:

                                  Weighted-
                                   Average                                      Weighted-
                                  Remaining    Weighted-Average                  Average
    Range of         Number      Contractual       Exercise          Number      Exercise
Exercise Prices   Outstanding   Life (Years)         Price        Exercisable     Price
---------------   -----------   ------------   ----------------   -----------   ---------
 $3.12 -  $6.22      132,340         3.1            $ 4.25           132,340      $ 4.25
 $6.23 -  $9.34      150,898         4.0            $ 7.27           150,898      $ 7.27
 $9.35 - $12.45      748,748         3.1            $10.67           724,948      $10.70
$12.46 - $15.57    1,167,127         4.3            $14.55           877,327      $14.68
$15.58 - $18.68      720,747         6.2            $18.13           379,749      $18.36
$18.69 - $21.80       18,000         9.0            $19.76             2,001      $18.85
$21.81 - $24.91        1,000         9.2            $22.45                 0          --
$24.92 - $28.04       10,000         9.3            $26.34                 0          --
                   ---------         ---            ------         ---------      ------
                   2,948,860         4.3            $13.68         2,267,263      $12.93
                   ---------         ---            ------         ---------      ------

The total intrinsic value of outstanding and exercisable stock options as of October 31, 2006 was approximately $35.6 million and $29.1 million, respectively.

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

Total compensation expense for restricted stock grants and for grants of Performance Share Units under the LTIP (together "restricted stock") recognized during the three months ended October 31, 2006 and 2005 was approximately $0.3 million, net of a tax benefit of $0.2 million, and $0.2 million, net of a tax benefit of $0.1 million, respectively. Total compensation expense for restricted stock grants recognized during the nine months ended October 31, 2006 and 2005 was approximately $0.8 million, net of a tax benefit of $0.5 million, and $0.6 million, net of a tax benefit of $0.4 million, respectively. Prior to February 1, 2006, compensation expense for restricted stock grants was reduced as actual forfeitures of the awards occurred. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest and thus, current period compensation expense has been adjusted for estimated forfeitures based on historical data. As of October 31, 2006, there was approximately $4.4 million of unrecognized compensation cost related to unvested restricted stock. These costs are expected to be recognized over a weighted-average period of 2.8 years.

Restricted stock activity for the nine months ended October 31, 2006 is summarized as follows:

                                  Weighted-
                    Number of      Average
                    Restricted   Grant Date
                   Stock Units   Fair Value
                   -----------   ----------
January 31, 2006     321,090       $14.39
Units granted         46,400       $20.43
Units vested         (92,390)      $ 9.83
Units forfeited         (220)      $13.27
                     -------       ------
April 30, 2006       274,880       $16.95
Units granted        194,000       $18.20
Units vested          (4,550)      $ 9.98
Units forfeited       (8,410)      $16.64
                     -------       ------
July 31, 2006        455,920       $17.56
Units granted             50       $20.80
Units forfeited         (570)      $18.23
                     -------       ------
October 31, 2006     455,400       $17.56
                     =======       ======

Restricted stock units are exercised simultaneously when they vest and are issued from the pool of authorized shares. The total intrinsic value of restricted stock units that vested during the nine months ended October 31, 2006 was approximately $1.9 million. The windfall tax benefits realized on the vested restricted stock grants for the nine months ended October 31, 2006 were $0.3 million. The weighted-average grant date fair values for restricted stock grants for the nine months ended October 31, 2006 and 2005 were $18.63 and $17.94, respectively. Outstanding restricted stock units had a total intrinsic value of approximately $11.7 million as of October 31, 2006.

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for the three months and nine months ended October 31, 2006 and 2005 are as follows (in thousands):

                                              Three Months Ended    Nine Months Ended
                                                 October 31,           October 31,
                                              ------------------   ------------------
                                                2006      2005       2006      2005
                                              -------   --------   -------   --------
Net income                                     $21,885   $14,108   $36,089   $ 23,656
Net unrealized gain (loss) on
   investments, net of tax                          71       (92)       90         62
Effective portion of unrealized (loss) gain
   on hedging contracts, net of tax               (568)    1,393     1,494     (3,734)
Foreign currency translation adjustment (1)     (1,024)      925     4,034    (20,812)
                                               -------   -------   -------   --------
Total comprehensive income (loss)              $20,364   $16,334   $41,707      ($828)
                                               =======   =======   =======   ========

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

Operating Segment Data for the Three Months Ended October 31, 2006 and 2005 (in thousands):

                          Net Sales        Operating Income (Loss)
                     -------------------   -----------------------
                       2006       2005          2006      2005
                     --------   --------      -------   -------
Wholesale            $146,396   $121,932      $20,355   $18,459
Retail                 19,876     19,804         (576)      551
                     --------   --------      -------   -------
Consolidated total   $166,272   $141,736      $19,779   $19,010
                     ========   ========      =======   =======

Operating Segment Data for the nine months ended October 31, 2006 and 2005 (in thousands):

                          Net Sales        Operating Income (Loss)
                     -------------------   -----------------------
                       2006       2005          2006      2005
                     --------   --------      -------   -------
Wholesale            $333,505   $290,196      $38,251   $34,370
Retail                 57,099     54,622         (964)     (936)
                     --------   --------      -------   -------
Consolidated total   $390,604   $344,818      $37,287   $33,434
                     ========   ========      =======   =======

                                          Total Assets
                     ------------------------------------------------------
                     October 31, 2006   January 31, 2006   October 31, 2005
                     ----------------   ----------------   ----------------
Wholesale                $509,842           $481,561           $459,897
Retail                     70,922             65,125             67,240
                         --------           --------           --------
Consolidated total       $580,764           $546,686           $527,137
                         ========           ========           ========

Geographic Segment Data for the three months ended October 31, 2006 and 2005 (in thousands):

                          Net Sales         Operating Income
                     -------------------   -----------------
                       2006       2005       2006      2005
                     --------   --------   -------   -------
Domestic             $134,418   $113,128   $ 3,072   $12,463
International          31,854     28,608    16,707     6,547
                     --------   --------   -------   -------
Consolidated total   $166,272   $141,736   $19,779   $19,010
                     ========   ========   =======   =======

Geographic Segment Data for the nine months ended October 31, 2006 and 2005 (in thousands):

                          Net Sales         Operating Income
                     -------------------   -----------------
                       2006       2005       2006      2005
                     --------   --------   -------   -------
Domestic             $301,330   $270,435   $ 3,800   $16,132
International          89,274     74,383    33,487    17,302
                     --------   --------   -------   -------
Consolidated total   $390,604   $344,818   $37,287   $33,434
                     ========   ========   =======   =======

Domestic and International net sales are net of intercompany sales of $84.2 million and $74.4 million for the three months ended October 31, 2006 and 2005, respectively.

Domestic and International net sales are net of intercompany sales of $194.2 million and $179.7 million for the nine months ended October 31, 2006 and 2005, respectively.

                                          Total Assets
                     ------------------------------------------------------
                     October 31, 2006   January 31, 2006   October 31, 2005
                     ----------------   ----------------   ----------------
Domestic                 $379,441           $388,104           $311,521
International             201,323            158,582            215,616
                         --------           --------           --------
Consolidated total       $580,764           $546,686           $527,137
                         ========           ========           ========

                                        Long-Lived Assets
                     ------------------------------------------------------
                     October 31, 2006   January 31, 2006   October 31, 2005
                     ----------------   ----------------   ----------------
Domestic                  $39,431            $37,903            $38,091
International              13,908             14,265             13,615
                          -------            -------            -------
Consolidated total        $53,339            $52,168            $51,706
                          =======            =======            =======

NOTE 5 - EXECUTIVE RETIREMENT PLAN

The Company has a number of employee benefit plans covering substantially all employees. Certain eligible executives of the Company have elected to defer a portion of their compensation on a pre-tax basis under a defined contribution, supplemental executive retirement plan (SERP) sponsored by the Company. The SERP was adopted effective June 1, 1995, and provides eligible executives with supplemental pension benefits in addition to amounts received under the Company's other retirement plans. The Company makes a matching contribution which vests over five years. For the three months ended October 31, 2006 and 2005, the Company recorded an expense related to the SERP of $0.2 million for each period. For the nine months ended October 31, 2006 and 2005, the Company recorded an expense related to the SERP of $0.5 million for each period.

NOTE 6 - INVENTORIES

Inventories consist of the following (in thousands):

                  October 31,   January 31,   October 31,
                      2006          2006          2005
                  -----------   -----------   -----------
Finished goods      $133,138      $135,160      $134,350
Component parts       64,746        59,325        69,046
Work-in-process        9,825         4,097         5,547
                    --------      --------      --------
                    $207,709      $198,582      $208,943
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

The weighted-average number of shares outstanding for basic earnings per share were 25,758,000 and 25,328,000 for the three months ended October 31, 2006 and 2005, respectively. For diluted earnings per share, these amounts were increased by 1,041,000 and 883,000 for the three months ended October 31, 2006 and 2005, respectively, due to potentially dilutive common stock equivalents issuable under the Company's stock option plan and restricted stock grants.

The weighted-average number of shares outstanding for basic earnings per share were 25,620,000 and 25,209,000 for the nine months ended October 31, 2006 and 2005, respectively. For diluted earnings per share, these amounts were increased by 1,039,000 and 914,000 for the nine months ended October 31, 2006 and 2005, respectively, due to potentially dilutive common stock equivalents issuable under the Company's stock option plan and restricted stock grants.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

At October 31, 2006, the Company had outstanding letters of credit totaling $1.2 million with expiration dates through August 31, 2007. One bank in the domestic bank group has issued irrevocable standby letters of credit for retail and operating facility leases to various landlords, for the administration of the Movado Boutique private-label credit card and Canadian payroll to the Royal Bank of Canada.

As of October 31, 2006, two European banks have guaranteed obligations to third parties on behalf of two of the Company's foreign subsidiaries in the amount of $2.1 million in various foreign currencies.

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

NOTE 9 - OTHER INCOME, NET

The components of other income, net for the three months and nine months ended October 31, 2006 and 2005 are as follows (in thousands):

                                    Three Months Ended   Nine Months Ended
                                       October 31,          October 31,
                                    ------------------   -----------------
                                      2006     2005        2006     2005
                                      ----   -------       ----   -------
Gain on sale of building (a) (b)      $374   $ 2,630       $374   $ 2,630
Discontinued cash flow hedges (c)       --    (1,622)        --    (1,622)
                                      ----   -------       ----   -------
Other income, net                     $374   $ 1,008       $374   $ 1,008
                                      ====   =======       ====   =======

(a) The Company recorded a pre-tax gain for the three months and nine months ended October 31, 2006 of $0.4 million on the sale of a building acquired on March 1, 2004 in the acquisition of Ebel. The building was classified as an asset held for sale in other current assets.

(b) The Company recorded a pre-tax gain for the three months and nine months ended October 31, 2005 of $2.6 million on the sale of a building acquired on March 1, 2004 in the acquisition of Ebel. The building was classified as an asset held for sale in other current assets.

(c) The Company recorded a pre-tax loss for the three months and nine months ended October 31, 2005 of $1.6 million in other expense, representing the impact of the discontinuation of foreign currency cash flow hedges because it was not probable that the forecasted transactions would occur by the end of the originally specified time period.

NOTE 10 - INCOME TAXES

At October 31, 2006, as a result of revised income projections, the Company recognized that it would be able to utilize a greater portion of the Swiss net operating loss carryforward acquired with the Ebel brand in fiscal year 2005. The taxes recorded during the three months and nine months ended October 31, 2006 reflect a discrete benefit of $3.0 million as well as an adjustment to reflect the projected 11% annual effective tax rate.

NOTE 11 - RECENTLY ISSUED ACCOUNTING STANDARDS

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS 157 on the Company's consolidated financial statements.

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

As of October 31, 2006, except as noted below, there have been no material changes to any of the critical accounting policies as disclosed in its Annual Report on Form 10-K for the fiscal year ended January 31, 2006.

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

The Company divides its watch business into distinct categories. The luxury category is comprised of the Ebel and Concord brands. The accessible luxury category is comprised of the Movado and ESQ brands. The licensed brands category represents all brands distributed under license agreements and includes Coach, Hugo Boss, Juicy Couture and Tommy Hilfiger.

Results of operations for the three months ended October 31, 2006 as compared to the three months ended October 31, 2005

Net Sales: Comparative net sales by business segment were as follows (in thousands):

                    Three Months Ended
                       October 31,
                   -------------------
                     2006       2005
                   --------   --------
Wholesale:
   Domestic        $114,542   $ 93,324
   International     31,854     28,608
Retail               19,876     19,804
                   --------   --------
Net Sales          $166,272   $141,736
                   ========   ========

Net sales for the three months ended October 31, 2006 were $166.3 million, above prior year by $24.5 million or 17.3%. The liquidation of excess discontinued inventory accounted for approximately $12.1 million of the increase. Net sales excluding the liquidation of excess discontinued inventory were $154.2 million, representing an increase of $12.5 million, or 8.8%, over the prior year. The Company is presenting net sales excluding the liquidation of excess discontinued inventory (and gross profit excluding liquidation sales) because the Company believes that it is useful to investors to eliminate the effect of these unusual sales in order to improve the comparability of the Company's results for the periods presented.

Net sales in the domestic wholesale segment were $114.5 million for the three months ended October 31, 2006 representing a 22.7% increase above prior year sales of $93.3 million. The increase in net sales was primarily attributed to higher sales in the accessible luxury brands of $11.0 million and in the licensed brand category of $6.6 million. In the accessible luxury category, Movado was above prior year by $9.3 million, which includes the sale of approximately $5.0 million of excess discontinued inventory. In the licensed brand category, Tommy Hilfiger was above prior year by $2.4 million, primarily as a result of increased business in Latin America. In addition, Juicy Couture, which was launched during the quarter, contributed $2.2 million of net sales. The liquidation of excess discontinued inventory accounted for approximately $12.1 million of the increase in domestic wholesale net sales. Net sales excluding the liquidation of excess discontinued inventory were $102.4 million, representing an increase of $9.1 million, or 9.8%, over the $93.3 million of net sales in the prior year. Excluding excess discontinued inventory sales, the luxury category recorded a decline in net sales for the three months ended October 31, 2006 of $3.7 million. This primarily reflects the re-positioning of the Concord brand.

Net sales in the international wholesale segment were $31.9 million for the three months ended October 31, 2006 representing an 11.3% increase above prior year sales of $28.6 million. The increase of $3.3 million was attributed to higher sales volume in the licensed brand category of $3.7 million. In the licensed brands, the sales increase was driven by growth in Hugo Boss of $3.4 million, which was primarily the result of new market expansion.

Net sales in the retail segment were $19.9 million for the three months ended October 31, 2006 representing a 0.4% increase above prior year sales of $19.8 million. The increase was driven by an overall 1.3% increase in Movado Boutique sales, resulting from a 0.5% comparable store sales increase in the Movado Boutiques along with sales from non-comparable stores. Sales by the Company's outlet stores were below prior year by 0.2%, resulting from a 5.6% comparable store sales decrease. The Company operated 30 Movado Boutiques and 30 outlet stores at October 31, 2006, compared to 27 Movado Boutiques and 29 outlet stores at October 31, 2005.

The Company considers comparable store sales to be sales of stores that were open as of February 1st of the last year through January 31st of the current year. The Company had 24 comparable Movado Boutiques and 26 comparable outlet stores for the three months ended October 31, 2006. The sales from stores that have been relocated, renovated or refurbished are included in the calculation of comparable store sales. The method of calculating comparative store sales varies across the retail industry. As a result, the calculation of comparable store sales may not be the same as measures reported by other companies.

Gross Profit. Gross profit for the three months ended October 31, 2006 was $97.9 million or 58.9% of net sales as compared to $86.2 million or 60.8% of net sales for the three months ended October 31, 2005. The increase in dollar gross profit of $11.7 million was primarily the result of the higher sales volume. Gross margin percentage excluding the liquidation of excess discontinued inventory was 63.5%, above the 60.8% margin recorded in the prior year. The increase in gross margin percentage was driven by higher margins in the Movado Boutiques due to both product mix and improved jewelry margins. In addition, increases were recorded across most brands largely due to higher margin percentages on new product introductions.

Selling, General and Administrative ("SG&A"). SG&A expenses for the three months ended October 31, 2006 were $78.1 million or 47.0% of net sales as compared to $67.2 million or 47.4% of net sales for the three months ended October 31, 2005. The increase of $10.9 million includes higher bad debt expense of approximately $6.0 million as a result of a change in estimate to provide for aged customer receivables. The increase is also attributed to higher payroll and related costs of $4.2 million, reflecting salary and benefit cost increases, increased headcount to support the growth for both new and existing brands and higher equity compensation costs. In addition, increased spending of $1.4 million was made to support the retail expansion and increased spending of $0.6 million occurred as a result of the consolidation of the Company's majority owned joint venture with TWC established to distribute the licensed brands in France and Germany. The increase in SG&A was partially offset by a $2.2 million out-of-period adjustment recorded in the third quarter of fiscal 2007 related to foreign currency transactions.

Wholesale Operating Income. Operating income in the wholesale segment increased by $1.9 million to $20.4 million. The increase was the net result of higher gross profit of $11.3 million, partially offset by the increase in SG&A expenses attributable to the wholesale segment of $9.4 million. The higher gross profit of $11.3 million was the result of the increase in net sales of $24.5 million. The increase in SG&A expenses allocable to the wholesale segment in fiscal 2007 related principally to higher bad debt expense of approximately $6.0 million, $4.2 million of increased salary and benefits, $0.6 million of increased TWC-related spending, offset partially by the $2.2 million out-of-period adjustment, each as described above under "Selling, General and Administrative".

Retail Operating (Loss) Income. Operating loss of $0.6 million and operating income of $0.6 million were recorded in the retail segment for the three months ended October 31, 2006 and 2005, respectively. The operating loss was the net result of higher gross profit of $0.4 million more than offset by higher SG&A expenses of $1.6 million. The increased gross profit was primarily attributed to an increase in the gross profit percentage primarily due to product mix as well as higher gross profit on jewelry. The increase in SG&A expenses was primarily the result of increased spending for the non-comparable door expansion. These results reflect the seasonality of the business.

Other Income. The Company recorded other income for the three months ended October 31, 2006 and 2005 of $0.4 million and $1.0 million, respectively. As of October 31, 2006, the Company recorded a pre-tax gain of $0.4 million on the sale of a building acquired on March 1, 2004 in the acquisition of Ebel. As of October 31, 2005, the Company recorded a pre-tax gain of $2.6 million on the sale of another building acquired in the acquisition of Ebel. Both buildings were classified as assets held for sale in other current assets. Additionally, as of October 31, 2005, the Company recorded a pre-tax loss of $1.6 million representing the impact of the discontinuation of foreign currency cash flow hedges because it was not probable that the forecasted transactions would occur by the end of the originally specified time period.

Interest Expense. Interest expense for the three months ended October 31, 2006 and 2005 was $1.0 million and $1.3 million, respectively. Average borrowings were $96.3 million at an average borrowing rate of 3.9% for the three months ended October 31, 2006 compared to average borrowings of $88.8 million at an average rate of 5.2% for the three months ended October 31, 2005. The lower average borrowing rate was due to the shifting of debt from the U.S. to Switzerland, which has a more favorable borrowing rate.

Interest Income. Interest income was approximately $0.8 million for the three months ended October 31, 2006 as compared to approximately $0.1 million for the three months ended October 31, 2005. The repatriated foreign earnings of $150.0 million in the fourth quarter of fiscal year 2006 under the American Jobs Creation Act of 2004 resulted in significantly higher cash balances in the United States. The cash invested in the United States generated interest income at the rate of 5.2%.

Income Taxes. The Company recorded a tax benefit of $2.0 million for the three months ended October 31, 2006 as compared to a tax expense of $4.7 million for the three months ended October 31, 2005. At October 31, 2006, as a result of revised income projections, the Company recognized that it would be able to utilize a greater portion of the Swiss net operating loss carryforward. The taxes recorded during the three months ended October 31, 2006 reflect a discrete benefit of $3.0 million as well as an adjustment to reflect the projected 11% annual effective tax rate. For the three months ended October 31, 2005, the annual effective tax rate was 25%.

Net Income. For the three months ended October 31, 2006, the Company recorded net income of $21.9 million as compared to $14.1 million for the three months ended October 31, 2005.

Results of operations for the nine months ended October 31, 2006 as compared to the nine months ended October 31, 2005

Net Sales: Comparative net sales by business segment were as follows (in thousands):

                    Nine Months Ended
                       October 31,
                   -------------------
                     2006       2005
                   --------   --------
Wholesale:
   Domestic        $244,231   $215,813
   International     89,274     74,383
Retail               57,099     54,622
                   --------   --------
Net Sales          $390,604   $344,818
                   ========   ========

Net sales for the nine months ended October 31, 2006 were $390.6 million, above prior year by $45.8 million or 13.3%. The liquidation of excess discontinued inventory accounted for approximately $12.1 million of that increase. Net sales excluding the liquidation of excess discontinued inventory were $378.5 million, above prior year by $33.7 million, or 9.8%.

Net sales in the domestic wholesale segment were $244.2 million for the nine months ended October 31, 2006 representing a 13.2% increase above prior year sales of $215.8 million. The increase in net sales was primarily attributed to higher sales in the accessible luxury brands of $20.1 million and in the licensed brand category of $8.2 million. In the accessible luxury category, Movado was above prior year by $16.5 million, which includes the sale of approximately $5.0 million of excess discontinued inventory. In the licensed brand category, Tommy Hilfiger was above prior year by $3.5 million, primarily as a result of increased business in Latin America. In addition, Juicy Couture, which was launched during the third quarter, contributed $2.2 million of net sales. Hugo Boss was above prior year by $1.5 million also reflecting the impact of the launch of the Hugo Boss business in the domestic segment. The liquidation of excess discontinued inventory accounted for approximately $12.1 million of the increase in domestic wholesale net sales. Net sales excluding the liquidation of excess discontinued inventory were $232.1 million, representing an increase of $16.3 million, or 7.6%, over the $215.8 million of net sales in the prior year. Excluding excess discontinued inventory sales, the luxury category recorded a decline in net sales for the nine months ended October 31, 2006 of $7.3 million. This primarily reflects the re-positioning of the Concord brand.

Net sales in the international wholesale segment were $89.3 million for the nine months ended October 31, 2006 representing a 20.0% increase above prior year sales of $74.4 million. The increase of $14.9 million was attributed to higher sales volume in the licensed brand category of $12.3 million. In the licensed brands, the sales increase was driven by growth in Hugo Boss of $9.5 million and increases in Tommy Hilfiger of $3.1 million, which was primarily as a result of new market expansion. The luxury category was above prior year by $5.0 million. This was due to the new product introductions for the Ebel brand which recorded sales increases over last year of $7.7 million.

Net sales in the retail segment were $57.1 million for the nine months ended October 31, 2006 representing a 4.5% increase above prior year sales of $54.6 million. The increase was driven by an overall 11.6% increase in Movado Boutique sales, resulting from a 5.0% comparable store sales increase in the Movado Boutiques along with sales from non-comparable stores. Net sales by the Company's outlet stores were below prior year by 0.6%, resulting from a 3.7% comparable store sales decrease, somewhat offset by sales from non-comparable stores. The Company operated 30 Movado Boutiques and 30 outlet stores at October 31, 2006, compared to 27 Movado Boutiques and 29 outlet stores at October 31, 2005.

Gross Profit. Gross profit for the nine months ended October 31, 2006 was $236.0 million or 60.4% of net sales as compared to $209.0 million or 60.6% of net sales for the nine months ended October 31, 2005. The increase in dollar gross profit of $27.0 million was primarily the result of the higher sales volume. Gross margin percentage excluding the liquidation of excess discontinued inventory was 62.4%, above the 60.6% margin recorded in the prior year. The increase in gross margin percentage was driven by higher margins in the Movado Boutiques due to both product mix and improved jewelry margins. In addition, increases were recorded across most brands largely due to higher margin percentages on new product introductions.

Selling, General and Administrative. SG&A expenses for the nine months ended October 31, 2006 were $198.7 million or 50.9% of net sales as compared to $175.6 million or 50.9% of net sales for the nine months ended October 31, 2005. The increase of $23.1 million includes the adjustment recorded in the third quarter for bad debt expense of approximately $6.0 million to provide for aged customer receivables. The increase is also attributed to higher payroll and related costs of $10.0 million reflecting salary and benefit cost increases, increased headcount to support the growth for both new and existing brands and higher equity compensation costs. In addition, increased spending of $9.2 million was made to support the sales growth initiatives, including higher marketing spending of $2.9 million, increased costs associated with the retail expansion of $2.6 million, higher sales support activities of $2.0 million and higher costs of $1.7 million as a result of the consolidation of the Company's majority owned joint venture with TWC. The increase in SG&A was partially offset by a $2.2 million out-of-period adjustment recorded in the third quarter of fiscal 2007 related to foreign currency transactions.

Wholesale Operating Income. Operating income in the wholesale segment increased by $3.9 million to $38.3 million. The increase was the net result of higher gross profit of $24.3 million, partially offset by the increase in SG&A expenses attributable to the wholesale segment of $20.4 million. The higher gross profit of $24.3 million was primarily due to the result of the increase in net sales of $43.3 million. The increase in SG&A expenses allocable to the wholesale segment in fiscal 2007 related principally to higher bad debt expense of approximately $6.0 million, $10.0 million of increased salary and benefits, $2.7 of marketing-related expenses and $1.7 million of increased TWC-related spending, offset partially by the $2.2 million out-of-period adjustment, each as described above under "Selling, General and Administrative".

Retail Operating Loss. Operating losses of $1.0 million and $0.9 million were recorded in the retail segment for the nine months ended October 31, 2006 and 2005, respectively. The operating loss was the net result of higher gross profit of $2.7 million offset by higher SG&A expenses of $2.8 million. The increased gross profit was primarily attributable to higher net sales of $2.5 million and an increase in the gross profit percentage primarily due to product mix as well as higher gross profit on jewelry. The increase in SG&A expenses was primarily the result of increased spending for the non-comparable door expansion. These results reflect the seasonality of the business.

Other Income. The Company recorded other income for the nine months ended October 31, 2006 and 2005 of $0.4 million and $1.0 million, respectively. As of October 31, 2006, the Company recorded a pre-tax gain of $0.4 million on the sale of a building acquired on March 1, 2004 in the acquisition of Ebel. As of October 31, 2005, the Company recorded a pre-tax gain of $2.6 million on the sale of another building acquired in the acquisition of Ebel. Both buildings were classified as assets held for sale in other current assets. Additionally, as of October 31, 2005, the Company recorded a pre-tax loss of $1.6 million representing the impact of the discontinuation of foreign currency cash flow hedges because it was not probable that the forecasted transactions would occur by the end of the originally specified time period.

Interest Expense. Interest expense for the nine months ended October 31, 2006 and 2005 was $2.8 million and $3.1 million, respectively. Average borrowings were $100.6 million at an average borrowing rate of 3.7% for the nine months ended October 31, 2006 compared to average borrowings of $71.0 million at an average rate of 5.3% for the nine months ended October 31, 2005. The lower average borrowing rate was due to the shifting of debt from the U.S. to Switzerland, which has a more favorable borrowing rate.

Interest Income. Interest income was $2.3 million for the nine months ended October 31, 2006 as compared to $0.2 million for the nine months ended October 31, 2005. The repatriated foreign earnings of $150.0 million in the fourth quarter of fiscal year 2006 under the American Jobs Creation Act of 2004 resulted in significantly higher cash balances in the United States. The cash invested in the United States generated interest income at the rate of 4.9%.

Income Taxes. The Company recorded a tax expense of $1.0 million for the nine months ended October 31, 2006 as compared to a tax expense of $7.9 million for the nine months ended October 31, 2005. At October 31, 2006, as a result of revised income projections, the Company recognized that it would be able to utilize a greater portion of the Swiss net operating loss carryforward. The taxes recorded during the nine months ended October 31, 2006 reflect a discrete benefit of $3.0 million as well as an adjustment to reflect the projected 11% annual effective tax rate. For the three months ended October 31, 2005, the annual effective tax rate was 25%.

Net Income. For the nine months ended October 31, 2006, the Company recorded net income of $36.1 million as compared to $23.7 million for the nine months ended October 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $1.3 million for the nine months ended October 31, 2006 as compared to $27.0 million cash used for the nine months ended October 31, 2005. The cash used in operating activities reflects the historic pattern of the Company to fund its working capital needs in the first nine months of the year due to the seasonal nature of the business. For the nine months ended October 31, 2006, the most significant changes in operating assets were the increases in accounts receivable of $51.8 million, primarily resulting from the growth in sales and an increase of $6.4 million in inventory levels, primarily in anticipation of the upcoming holiday selling season. These were offset by cash provided from net earnings of $36.1 million for the nine months ended October 31, 2006 and $15.4 million of cash provided from the increase of total current liabilities. For the nine months ended October 31, 2005, the most significant changes in operating assets were the increases in accounts receivable of $42.5 million, primarily resulting from the growth in sales and an increase of $29.6 million in inventory levels. This was partially offset by net earnings of $23.7 million for the nine months ended October 31, 2005.

Cash used in investing activities amounted to $12.1 million and $6.5 million for the nine months ended October 31, 2006 and 2005, respectively. The cash used during both periods consisted of the capital expenditures primarily related to the expansion and renovations of retail stores and computer hardware and software enhancements. Capital expenditures in the 2006 period also included the acquisition of tooling for new product introductions. Capital expenditures in the 2005 period also included the acquisition of machinery and equipment to further automate distribution activities.

Cash used in financing activities amounted to $25.5 million for the nine months ended October 31, 2006 compared to cash provided of $40.9 million for the nine months ended October 31, 2005. Cash used in financing activities for the nine months ended October 31, 2006 was primarily to pay down long-term debt, while cash provided in the nine months ended October 31, 2005 resulted primarily from short-term borrowings required to fund the Company's working capital needs.

During fiscal 1999, the Company issued $25.0 million of Series A Senior Notes under a Note Purchase and Private Shelf Agreement dated November 30, 1998. These notes bear interest of 6.90% per annum, mature on October 30, 2010 and are subject to annual repayments of $5.0 million commencing October 31, 2006. These notes contain certain financial covenants including an interest coverage ratio and maintenance of consolidated net worth and certain non-financial covenants that restrict the Company's activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding. At October 31, 2006, the Company was in compliance with all financial and non-financial covenants and $20.0 million of these notes were issued and outstanding.

As of March 21, 2004, the Company amended its Note Purchase and Private Shelf Agreement, originally dated March 21, 2001, to expire on March 21, 2007. This agreement allows for the issuance, for up to three years after the date thereof, of senior promissory notes in the aggregate principal amount of up to $40.0 million with maturities up to 12 years from their original date of issuance. On October 8, 2004, the Company issued, pursuant to the Note Purchase Agreement, 4.79% Senior Series A-2004 Notes due 2011 (the "Senior Series A-2004 Notes"), in an aggregate principal amount of $20.0 million, which will mature on October 8, 2011 and are subject to annual repayments of $5.0 million commencing on October 8, 2008. Proceeds of the Senior Series A-2004 Notes have been used by the Company for capital expenditures, repayment of certain of its debt obligations and general corporate purposes. These notes contain certain financial covenants, including an interest coverage ratio and maintenance of consolidated net worth and certain non-financial covenants that restrict the Company's activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding. As of October 31, 2006, the Company was in compliance with all financial and non-financial covenants and $20.0 million of these notes were issued and outstanding.

On December 15, 2005, the Company as parent guarantor, and its Swiss subsidiaries, MGI Luxury Group S.A. and Movado Watch Company SA as borrowers, entered into a credit agreement with JPMorgan Chase Bank, N.A., JPMorgan Securities, Inc., Bank of America, N.A., PNC Bank and Citibank, N.A. (the "Swiss Credit Agreement") which provides for a revolving credit facility of 90.0 million Swiss francs and matures on December 15, 2010. The obligations of the Company's two Swiss subsidiaries under this credit agreement are guaranteed by the Company under a Parent Guarantee, dated as of December 15, 2005, in favor of the lenders. The Swiss Credit Agreement contains financial covenants, including an interest coverage ratio, average debt coverage ratio and limitations on capital expenditures and certain non-financial covenants that restrict the Company's activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding. Borrowings under the Swiss Credit Agreement bear interest at a rate equal to the LIBOR (as defined in the Swiss Credit Agreement) plus a margin ranging from .50% per annum to .875% per annum (depending upon a leverage ratio). As of October 31, 2006, the Company was in compliance with all financial and non-financial covenants and had 59.0 million Swiss francs, with a dollar equivalent of $47.4 million, outstanding under this revolving credit facility.

On December 15, 2005, the Company and its Swiss subsidiaries, MGI Luxury Group S.A. and Movado Watch Company SA, entered into a credit agreement with JPMorgan Chase Bank, N.A., JPMorgan Securities, Inc., Bank of America, N.A., PNC Bank and Citibank, N.A. (the "US Credit Agreement") which provides for a revolving credit facility of $50.0 million (including a sublimit for borrowings in Swiss francs of up to $25.0 million) with a provision to allow for an increase of an additional $50.0 million subject to certain terms and conditions. The US Credit Agreement will mature on December 15, 2010. The obligations of MGI Luxury Group S.A. and Movado Watch Company SA are guaranteed by the Company under a Parent Guarantee, dated as of December 15, 2005, in favor of the lenders. The obligations of the Company are guaranteed by certain domestic subsidiaries of the Company under subsidiary guarantees, in favor of the lenders. The US Credit Agreement contains financial covenants, including an interest coverage ratio, average debt coverage ratio and limitations on capital expenditures and certain non-financial covenants that restrict the Company's activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding. Borrowings under the US Credit Agreement bear interest, at the Company's option, at a rate equal to the Adjusted LIBOR (as defined in the US Credit Agreement) plus a margin ranging from .50% per annum to ..875% per annum (depending upon a leverage ratio), or the Alternate Base Rate (as defined in the US Credit Agreement). As of October 31, 2006, the Company was in compliance with all financial and non-financial covenants, and there were no outstanding borrowings against this line.

On June 16, 2006, the Company renewed a line of credit letter agreement with Bank of America and an amended and restated promissory note in the principal amount of up to $20.0 million payable to Bank of America, originally dated December 12, 2005. Pursuant to the line of credit letter agreement, Bank of America will consider requests for short-term loans and documentary letters of credit for the importation of merchandise inventory, the aggregate amount of which at any time outstanding shall not exceed $20.0 million. The Company's obligations under the agreement are guaranteed by its subsidiaries, Movado Retail Group, Inc. and Movado LLC. Pursuant to the amended and restated promissory note, the Company promised to pay to Bank of America $20.0 million, or such lesser amount as may then be the unpaid balance of all loans made by Bank of America to the Company thereunder, in immediately available funds upon the maturity date of June 16, 2007. The Company has the right to prepay all or part of any outstanding amounts under the promissory note without penalty at any time prior to the maturity date. The amended and restated promissory note bears interest at an annual rate equal to either (i) a floating rate equal to the prime rate or (ii) such fixed rate as may be agreed upon by the Company and Bank of America for an interest period which is also then agreed upon. The amended and restated promissory note contains various representations and warranties and events of default that are customary for instruments of that type. As of October 31, 2006, there were no outstanding borrowings against this line.

On July 31, 2006, the Company renewed a promissory note, originally dated December 13, 2005, in the principal amount of up to $37.0 million, at a revised amount of up to $7.0 million, payable to JPMorgan Chase Bank, N.A. ("Chase"). Pursuant to the promissory note, the Company promised to pay to Chase $7.0 million, or such lesser amount as may then be the unpaid balance of each loan made or letter of credit issued by Chase to the Company thereunder, upon the maturity date of July 31, 2007. The Company has the right to prepay all or part of any outstanding amounts under the promissory note without penalty at any time prior to the maturity date. The promissory note bears interest at an annual rate equal to either (i) a floating rate equal to the prime rate, (ii) a fixed rate equal to an adjusted LIBOR plus 0.625% or (iii) a fixed rate equal to a rate of interest offered by Chase from time to time on any single commercial borrowing. The promissory note contains various events of default that are customary for instruments of that type. In addition, it is an event of default for any security interest or other encumbrance to be created or imposed on the Company's property, other than as permitted in the lien covenant of the US Credit Agreement. Chase issued 11 irrevocable standby letters of credit for retail and operating facility leases to various landlords, for the administration of the Movado Boutique private-label credit card and Canadian payroll to the Royal Bank of Canada totaling $1.2 million with expiration dates through August 31, 2007. As of October 31, 2006, there were no outstanding borrowings against this promissory note.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. Available credit under these lines totaled 8.0 million Swiss francs, with dollar equivalents of $6.4 million and $6.2 million at October 31, 2006 and 2005, respectively. As of October 31, 2006, two European banks have guaranteed obligations to third parties on behalf of two of the Company's foreign subsidiaries in the amount of $2.1 million in various foreign currencies. As of October 31, 2006, there were no outstanding borrowings against these lines.

The Company paid dividends per share of $0.06 quarterly or approximately $4.6 million, for the nine months ended October 31, 2006 and $0.05 per share quarterly or approximately $3.8 million for the nine months ended October 31, 2005.

Cash and cash equivalents at October 31, 2006 amounted to $79.9 million compared to $56.1 million at October 31, 2005. The increase in cash and cash equivalents primarily relates to the Company's borrowings in the fourth quarter of fiscal 2006 to repatriate foreign earnings to the United States under the American Jobs Creation Act of 2004.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS 157 on the Company's consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risks

Foreign Currency and Commodity Price Risks

A significant portion of the Company's purchases are denominated in Swiss francs. The Company reduces its exposure to the Swiss franc exchange rate risk through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. The Company uses various derivative financial instruments to further reduce the net exposures to currency fluctuations, predominately forward and option contracts. These derivatives either (a) are used to hedge the Company's Swiss franc liabilities and are recorded at fair value with the changes in fair value reflected in earnings or (b) are documented as cash flow hedges with the gains and losses on this latter hedging activity first reflected in other comprehensive income, and then later classified into earnings in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149. In both cases, the earnings impact is partially offset by the effects of currency movements on the underlying hedged transactions. If the Company did not engage in a hedging program, any change in the Swiss franc to local currency would have an equal effect on the Company's cost of sales. In addition, the Company hedges its Swiss franc payable exposure with forward contracts. As of October 31, 2006, the Company's entire net forward contracts hedging portfolio consisted of 141.0 million Swiss francs equivalent for various expiry dates ranging through September 28, 2007. If the Company were to settle its Swiss franc forward contracts at October 31, 2006, the net result would have been a loss of $0.2 million, net of tax benefit of $0.1 million. As of October 31, 2006, the Company had 24.0 million Swiss franc option contracts related to cash flow hedges for various expiry dates ranging through October 31, 2007. If the Company were to settle its Swiss franc option contracts at October 31, 2006, the net result would have been a loss of $0.1 million, net of tax benefit of $0.1 million.

The Company's Board of Directors authorized the hedging of the Company's Swiss franc denominated investment in its wholly-owned Swiss subsidiaries using purchase options under certain limitations. These hedges are treated as net investment hedges under SFAS No. 133. As of October 31, 2006, the Company did not hold a purchased option hedge portfolio related to net investment hedging.

Commodity Risk

Additionally, the Company has a hedging program related to gold used in the manufacturing of the Company's watches. Under this hedging program, the Company purchases various commodity derivative instruments, primarily future contracts. These derivatives are documented as SFAS No. 133 cash flow hedges, and gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. If the Company did not engage in a gold hedging program, any changes in the gold price would have an equal effect on the Company's cost of sales. The Company did not hold any futures contracts in its gold hedge portfolio related to cash flow hedges as of October 31, 2006.

Debt and Interest Rate Risk

In addition, the Company has certain debt obligations with variable interest rates, which are based on Swiss LIBOR plus a fixed additional interest rate. The Company does not hedge these interest rate risks. The Company also has certain debt obligations with fixed interest rates. The differences between the market based interest rates at October 31, 2006, and the fixed rates were unfavorable. The Company believes that a 1% change in interest rates would affect the Company's net income by approximately $0.5 million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting during the three months ended October 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1A. Risk Factors

     As of October 31, 2006, there have been no material changes to any of the risk factors previously reported in the Annual Report on Form 10-K for the fiscal year ended January 31, 2006.

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

                                        MOVADO GROUP, INC.
                                        (Registrant)


Dated: December 7, 2006                 By: /s/ Eugene J. Karpovich
                                            ------------------------------------
                                            Eugene J. Karpovich
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Chief Financial Officer)
                                            (Duly Authorized Officer)


                                            /s/ Ernest R. LaPorte
                                            ------------------------------------
                                            Ernest R. LaPorte
                                            Vice President of Finance
                                            (Principal Accounting Officer)