Form 10-K
period 2007-01-31
MOVADO GROUP INC
filed 2007-03-30
CIK 72573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For fiscal year ended January 31, 2007,
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer'' in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 31, 2006 was approximately $474,844,646 (based on the closing sale price of the registrant's Common Stock on that date as reported on the New York Stock Exchange). For purposes of this computation, each share of Class A Common Stock is assumed to have the same market value as one share of Common Stock into which it is convertible and only shares of stock held by directors and executive officers were excluded.
The number of shares outstanding of the registrant's Common Stock and Class A Common Stock as of March 15, 2007 were 19,205,931 and 6,642,159, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement relating to registrant's 2007 annual meeting of shareholders (the "Proxy Statement'') are incorporated by reference in Part III hereof.

PART I

FORWARD-LOOKING STATEMENTS

Statements in this annual report on Form 10-K, including, without limitation, statements under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and elsewhere in this report, as well as statements in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, forecasts and projections about the Company, its future performance, the industry in which the Company operates and management’s assumptions. Words such as “expects”, “anticipates”, “targets”, “goals”, “projects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should” and variations of such words and similar expressions are also intended to identify such forward-looking statements. The Company cautions readers that forward-looking statements include, without limitation, those relating to the Company’s future business prospects, projected operating or financial results, revenues, working capital, liquidity, capital needs, plans for future operations, expectations regarding capital expenditures and operating expenses, effective tax rates, margins, interest costs, and income as well as assumptions relating to the foregoing. Forward-looking statements are subject to certain risks and uncertainties, some of which cannot be predicted or quantified. Actual results and future events could differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company’s reports filed with the SEC including, without limitation, the following: general economic and business conditions which may impact disposable income of consumers in the United States and the other significant markets where the Company’s products are sold, general uncertainty related to possible terrorist attacks and the impact on consumer spending, changes in consumer preferences and popularity of particular designs, new product development and introduction, competitive products and pricing, seasonality, availability of alternative sources of supply in the case of the loss of any significant supplier, the loss of significant customers, the Company’s dependence on key employees and officers, the ability to successfully integrate the operations of acquired businesses without disruption to other business activities, the continuation of licensing arrangements with third parties, the ability to secure and protect trademarks, patents and other intellectual property rights, the ability to lease new stores on suitable terms in desired markets and to complete construction on a timely basis, the continued availability to the Company of financing and credit on favorable terms, business disruptions, disease, general risks associated with doing business outside the United States including, without limitation, import duties, tariffs, quotas, political and economic stability, and success of hedging strategies with respect to currency exchange rate fluctuations.

These risks and uncertainties, along with the risk factors discussed under Item 1A “Risk Factors” in this annual report on Form 10-K, should be considered in evaluating any forward-looking statements contained in this report or incorporated by reference herein. All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to the Company or any person acting on its behalf are qualified by the cautionary statements in this section. The Company undertakes no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

Item 1. Business

GENERAL

In this Form 10-K, all references to the “Company”, “Movado Group” or “MGI” include Movado Group, Inc. and its subsidiaries, unless the context requires otherwise.

Movado Group, Inc. is a manufacturer, distributor and retailer of fine watches and jewelry. Its portfolio of brands is comprised of Movado®, Ebel®, Concord®, ESQ®, Coach® Watches, HUGO BOSS® Watches, Juicy Couture® Watches and Tommy Hilfiger® Watches and beginning January 2007, Lacoste® Watches. The Company is a leader in the design, development, marketing and distribution of watch brands sold in almost every major category comprising the watch industry. The Company also designs, develops and markets proprietary Movado-branded jewelry, tabletop and accessory products which it retails in its luxury Movado Boutiques.

The Company was incorporated in New York in 1967 under the name North American Watch Corporation, to acquire Piaget Watch Corporation and Corum Watch Corporation, which had been, respectively, the exclusive importers and distributors of Piaget and Corum watches in the United States since the 1950’s. The Company sold its Piaget and Corum distribution businesses in 1999 and 2000, respectively, to focus on its own portfolio of brands. Since its incorporation, the Company has developed its brand-building reputation and distinctive image across an expanding number of brands and geographic markets. Strategic acquisitions and their subsequent growth, along with license agreements have played an important role in the expansion of the Company’s brand portfolio.

In 1970, the Company acquired the Concord brand and the Swiss company that had been manufacturing Concord watches since 1908. In 1983, the Company acquired the U.S. distributor of Movado watches and substantially all of the assets related to the Movado brand from the Swiss manufacturer of Movado watches. The Company changed its name to Movado Group, Inc. in 1996. In March 2004, the Company completed its acquisition of Ebel, one of the world’s premier luxury watch brands that was established in La Chaux-de-Fonds, Switzerland in 1911.

The Company is very selective in its licensing strategy and chooses to enter long-term partnerships with only powerful brands that are leaders in their respective businesses. Under an exclusive agreement with The Hearst Corporation, the Company launched ESQ in 1993. In 1999, the Company launched Coach Watches under an exclusive agreement with Coach, Inc., and in 2001 Tommy Hilfiger Watches were launched under an exclusive agreement with Tommy Hilfiger, Inc. The Company entered into an exclusive worldwide license agreement with HUGO BOSS in 2005 to design, produce and market a collection of watches under the BOSS and HUGO brand names. Also in 2005, the Company entered into an exclusive worldwide license agreement with L.C. Licensing, Inc. to design, produce and market a collection of watches under the Juicy Couture and Couture Couture brand names.

On October 7, 1993, the Company completed a public offering of 2,666,667 shares of common stock, par value $.01 per share. On October 21, 1997, the Company completed a secondary stock offering in which 1,500,000 shares of common stock were issued. On May 21, 2001, the Company moved from the NASDAQ National Market to the New York Stock Exchange (“NYSE”). The Company’s common stock is traded on the NYSE under the trading symbol MOV.

RECENT DEVELOPMENTS

On March 27, 2006, the Company entered into an exclusive worldwide license agreement with Lacoste, S.A., Sporloisirs, S.A. and Lacoste Alligator, S.A. to design, produce, market and distribute Lacoste watches under the LACOSTE name and the distinctive Lacoste “alligator” logo beginning in the first half of 2007.

On February 15, 2007, the Company entered into a third amendment of its license agreement, dated as of January 1, 1992 (as amended, the "Hearst License Agreement"), with Hearst Magazines, a Division of Hearst Communications, Inc. ("Hearst"), pursuant to which Hearst agreed to license to the Company certain intellectual property, including the trademark ESQUIRE and related marks. Under the third amendment, Hearst granted the Company eleven options consecutively exercisable, each for the renewal of the Hearst License Agreement for additional three-year periods, with the final option renewal period concluding on December 31, 2042, unless further extended by both parties. By execution of the third amendment, the Company exercised the first renewal option, thereby extending the Hearst License Agreement through December 31, 2012. In addition, among other things, the third amendment amended certain royalty terms payable by the Company to Hearst based on sales of applicable products by the Company.

On March 9, 2007, the Company entered into a fifth amendment of its license agreement, dated December 9, 1996 (as amended, the “Coach License Agreement”), with Coach, Inc., pursuant to which Coach, Inc. agreed to license to the Company certain intellectual property, including the trademark COACH and related trademarks. The fifth amendment extends the term of the Coach License Agreement through June 30, 2015, changes the definition of “contract year” to be coincident with Coach, Inc.’s fiscal year (ending June 30) and establishes sales minimums for each contract year through the end of the term. In addition, among other things, the fifth amendment added provisions dealing with the Company’s reporting requirements to Coach, Inc., staffing levels and exhibitions at trade shows.

INDUSTRY OVERVIEW

The largest markets for watches are North America, Western Europe and Asia. The Company divides the watch market into six principal categories as set forth in the following table.

Market Category	Suggested Retail Price Range	Primary Category of Movado Group, Inc. Brands

Exclusive	$10,000 and over	Ebel and Concord
Luxury	$1,500 to $9,999	Ebel, Concord and Movado
Premium	$500 to $1,499	Movado
Moderate	$100 to $499	ESQ, Coach, HUGO BOSS, Juicy Couture and Lacoste
Fashion	$55 to $99	Tommy Hilfiger
Mass Market	Less than $55	-

Exclusive Watches

Exclusive watches are usually made of precious metals, including 18 karat gold or platinum, and are often set with precious gems. These watches are primarily mechanical or quartz-analog watches. Mechanical watches keep time with intricate mechanical movements consisting of an arrangement of wheels, jewels and winding and regulating mechanisms. Quartz-analog watches have quartz movements in which time is precisely calibrated to the regular frequency of the vibration of quartz crystal. Exclusive watches are manufactured almost entirely in Switzerland. In addition to the Company’s Ebel and Concord watches, well-known brand names of exclusive watches include Audemars Piguet, Patek Philippe, Piaget and Vacheron Constantin.

Luxury Watches

Luxury watches are either quartz-analog watches or mechanical watches. These watches typically are made with either 14 or 18 karat gold, stainless steel or a combination of gold and stainless steel, and are occasionally set with precious gems. Luxury watches are primarily manufactured in Switzerland. In addition to a majority of the Company’s Ebel and Concord watches and certain Movado watches, well-known brand names of luxury watches include Baume & Mercier, Breitling, Cartier, Omega, Rolex and TAG Heuer.

Premium Watches

The majority of premium watches are quartz-analog watches. These watches typically are made with gold finish, stainless steel or a combination of gold finish and stainless steel. Premium watches are manufactured primarily in Switzerland, although some are manufactured in Asia. In addition to a majority of the Company’s Movado watches, well-known brand names of premium watches include Gucci, Rado and Raymond Weil.

Moderate Watches

Most moderate watches are quartz-analog watches. Moderate watches are manufactured primarily in Asia and Switzerland. These watches typically are made with gold finish, stainless steel, brass or a combination of gold finish and stainless steel. In addition to the Company’s ESQ, Coach, HUGO BOSS, Juicy Couture and Lacoste brands, well-known brand names of watches in the moderate category include Anne Klein, Bulova, Citizen, Guess, Seiko and Wittnauer.

Fashion Watches

Watches comprising the fashion market are primarily quartz-analog watches but also include some digital watches. Watches in the fashion category are generally made with stainless steel, gold finish, brass and/or plastic and are manufactured primarily in Asia. Fashion watches feature designs that reflect current and emerging fashion trends. Many are sold under licensed designer and brand names that are well-known principally in the apparel industry. In addition to the Company’s Tommy Hilfiger brand, other well-known brands of fashion watches include Anne Klein II, DKNY, Fossil, Guess, Kenneth Cole and Swatch.

Mass Market Watches

Mass market watches typically consist of digital watches and analog watches made from stainless steel, brass and/or plastic and are manufactured in Asia. Well-known brands include Casio, Citizen, Pulsar, Seiko and Timex. The Company does not compete in the mass market watch category.

BRANDS

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

Ebel

The Ebel brand, one of the world’s premier luxury watch brands, was established in La Chaux-de-Fonds, Switzerland in 1911. All Ebel watches feature Swiss movements and are made with solid 18 karat gold, stainless steel or a combination of 18 karat gold and stainless steel. The majority of Ebel watches have suggested retail prices between $1,500 and $48,500.

Concord

Concord was founded in 1908 in Bienne, Switzerland. All Concord watches have Swiss movements and are made with solid 18 karat or 14 karat gold, stainless steel or a combination of 18 karat gold and stainless steel. The majority of Concord watches have suggested retail prices between $1,790 and $24,900.

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

HUGO BOSS Watches

HUGO BOSS is a global market leader in the world of fashion. The HUGO BOSS watch collection is an extension of the parent brand and includes classy, sporty, elegant and fashion timepieces with distinctive features, giving this collection a strong and coherent identity. Suggested retail prices range between $195 and $695.

Juicy Couture Timepieces

Juicy Couture is a premium designer, marketer and wholesaler of sophisticated, yet fun fashion for women, men and children. Liz Claiborne Inc. (NYSE: LIZ) purchased Juicy Couture in the spring of 2003, and has facilitated Juicy Couture’s growth into a powerhouse lifestyle brand. Juicy Couture Timepieces reflect the brand’s clear vision, unique identity and leading brand position in the upscale contemporary category, encompassing both trend-right and core styling contemporary watches with suggested retail prices between $195 and $495.

DESIGN

The Company’s continued emphasis on innovation and distinctive design has been an important contributor to the prominence, strength and reputation of its brands. The Company’s products are created and developed by in-house design teams in both Switzerland and the United States, in cooperation with various outside sources, including licensors’ design teams. Senior management is actively involved in the design process.

MARKETING

The Company’s marketing strategy is to communicate a consistent brand specific message to the consumer. Recognizing that advertising is an integral component to the successful marketing of its product offerings, the Company devotes significant resources to advertising and since 1972, has maintained its own in-house advertising department. The Company’s advertising department focuses primarily on the implementation and management of global marketing and advertising strategies for each of its brands, ensuring consistency of presentation. The Company utilizes outside agencies for the creative development of advertising campaigns which are developed individually for each of the Company’s watch brands as well as Movado Boutique jewelry, tabletop and accessories, and are directed primarily to the end consumer rather than to trade customers. The Company’s advertising targets consumers with particular demographic characteristics appropriate to the image and price range of the brand. Most Company advertising is placed predominantly in magazines and other print media but some is also created for radio and television campaigns, catalogs, outdoor and other promotional materials. Marketing expenses totaled 14.9%, 16.1% and 16.2% of net sales in fiscal 2007, 2006 and 2005, respectively.

OPERATING SEGMENTS

The Company conducts its business primarily in two operating segments: Wholesale and Retail. For operating segment data and geographic segment data for the years ended January 31, 2007, 2006 and 2005, see Note 16 to the Consolidated Financial Statements regarding Segment Information.

The Company’s wholesale segment includes the design, development, marketing and distribution of high quality watches, in addition to revenue generated from after-sales service activities and shipping. The retail segment includes the Company’s Movado Boutiques and its outlet stores.

The Company divides its business into two major geographic segments: United States operations, and International, which includes the results of all other Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s international operations are principally conducted in Europe, Asia, Canada, the Middle East, South America and the Caribbean. The Company’s international assets are substantially located in Switzerland.

Wholesale

United States Wholesale

The Company sells all of its brands in the U.S. wholesale market primarily through major jewelry store chains such as Helzberg Diamonds Corp., Sterling, Inc. and Zale Corporation; department stores, such as Macy’s, Neiman Marcus and Saks Fifth Avenue, as well as independent jewelers. Sales to trade customers in the United States are made directly by the Company’s U.S. sales force of approximately 130 employees. Of these employees, sales representatives are responsible for a defined geographic territory, specialize in a particular brand and sell to and service the independent jewelers within their territory. Their compensation is based on salary plus commission. The sales force also consists of account executives and account representatives who, respectively, sell to and service the chain and department store accounts. The latter typically handle more than one of the Company’s brands and are compensated based on salary and incentives.

International Wholesale

Internationally, the Company’s brands are sold in department stores such as El Cortes Ingles in Spain and Galeries Lafayette in France, jewelry chain stores such as Christ in Switzerland and Germany and independent jewelers. The Company employs its own international sales force of approximately 100 employees operating at the Company’s sales and distribution offices in Canada, China, France, Germany, Hong Kong, Japan, Singapore, Switzerland, the United Kingdom and the United Arab Emirates. In addition, the Company sells Movado, Ebel, Concord, Coach, HUGO BOSS and Tommy Hilfiger watches through a network of independent distributors operating in numerous countries around the world. Distribution of ESQ watches which, outside the United States, are sold only in Canada and the Caribbean, is handled by the Company’s Canadian subsidiary and Miami based Caribbean sales team. A majority of the Company’s arrangements with its international distributors are long-term, generally require certain minimum purchases and restrict the distributor from selling competitive products.

On August 31, 2005, the Company entered into a joint venture agreement with Financiere TWC SA ("TWC"), a French company with established distribution, marketing and sales operations in France and Germany, for the marketing, distribution and sale in France and Germany of the Company's licensed HUGO BOSS and Tommy Hilfiger brands, as well as future licensed brands. The terms of the joint venture agreement include financial performance measures which, if not attained, give either party the right to terminate the agreement after the fifth (5th) and the tenth (10th) years (January 31, 2011 and January 31, 2016); restrictions on the transfer of shares in the joint venture company; and a buy out right whereby the Company can purchase all of TWC's shares in the joint venture company as of July 1, 2016 and every fifth (5th) anniversary thereafter at a pre-determined price.

Retail

The Company operates in two retail markets, the luxury boutique market and the outlet market. Movado Boutiques reinforce the luxury image of the Movado brand and are a primary strategic focus of the Company. The Company operates 31 Movado Boutiques in North America that are located in upscale regional shopping centers and metropolitan areas. Movado Boutiques are merchandised with select models of Movado watches, as well as proprietary Movado-branded jewelry, tabletop and accessories and other product line extensions. The modern store design creates a distinctive environment that showcases these products and provides consumers with the ability to fully experience the complete Movado design philosophy. The Company’s 30 outlet stores are multi-branded and serve solely as an effective vehicle to sell discontinued models and factory seconds of all of the Company’s watches, jewelry, tabletop and accessory products. Two additional Movado Boutiques and one outlet are scheduled to open in fiscal year 2008.

SEASONALITY

The Company’s U.S. sales are traditionally greater during the Christmas and holiday season. Consequently, the Company’s net sales historically have been higher during the second half of the fiscal year. The second half of each year accounted for 57.9%, 56.9% and 58.7% of the Company’s net sales for the fiscal years ended January 31, 2007, 2006 and 2005, respectively. The amount of net sales and operating profit generated during the second half of each fiscal year depends upon the general level of retail sales during the Christmas and holiday season, as well as economic conditions and other factors beyond the Company’s control. The Company does not expect any significant change in the seasonality of its U.S. business in the foreseeable future. Major selling seasons in certain international markets center on significant local holidays that occur in late winter or early spring.

BACKLOG

At March 15, 2007, the Company had unfilled orders of $28.2 million compared to $43.5 million and $21.4 million at March 31, 2006 and 2005, respectively. The unfilled orders as of March 31, 2006 include orders placed at Baselworld, the annual watch and jewelry trade show, which began in March of that year. For the other two periods in which unfilled orders are presented, the tradeshow did not begin until the month of April. Unfilled orders include both confirmed orders and orders the Company believes will be confirmed based on the historic experience with the customers. It is customary for many of the Company’s customers not to confirm their future orders with a formal purchase order until shortly before their desired delivery.

CUSTOMER SERVICE, WARRANTY AND REPAIR

The Company has developed an approach to managing the retail sales process of its wholesale customers that involves monitoring their sales and inventories by product category and style. The Company also assists in the conception, development and implementation of customers’ marketing vehicles. The Company places considerable emphasis on cooperative advertising programs with its major retail customers. The Company’s retail sales process has resulted in close relationships with its principal customers, often allowing for influence on the mix, quantity and timing of their purchasing decisions. The Company believes that customers’ familiarity with its sales approach has facilitated, and should continue to facilitate, the introduction of new products through its existing distribution network.

The Company permits the return of damaged or defective products. In addition, although the Company has no obligation to do so, it does accept other returns from customers in certain instances.

The Company has service facilities around the world including seven Company-owned service facilities and approximately 126 independent service centers which are authorized to perform warranty repairs. In order to maintain consistency and quality at its service facilities and authorized independent service centers, the Company conducts training sessions for and distributes technical information and updates to repair personnel. All watches sold by the Company come with limited warranties covering the movement against defects in material and workmanship for periods ranging from two to three years from the date of purchase, with the exception of Tommy Hilfiger watches, for which the warranty period is ten years. In addition, the warranty period is five years for the gold plating on certain Movado watch cases and bracelets. Products that are returned under warranty to the Company are generally serviced by the Company’s employees at its service facilities.

The Company retains adequate levels of component parts to facilitate after-sales service of its watches for an extended period of time after the discontinuance of such watches.

In 2003, the Company introduced Customer Wins, a web-based system providing immediate access for the Company’s retail partners and consumers to the information they may want or need about after sales service issues. Customer Wins allows the Company’s retailers and end consumers to track their repair status online 24 hours a day. The system also permits customers to authorize repairs, track repair status through the entire repair life cycle, view repair information, and obtain service order history. Customer Wins can be accessed online at www.mgiservice.com.

SOURCING, PRODUCTION AND QUALITY

The Company does not own any product manufacturing facilities, with the exception of a small manufacturing facility for proprietary movements for its Ebel brand. The Company employs a flexible manufacturing model that relies primarily on independent manufacturers to meet shifts in marketplace demand and changes in consumer preferences. All product sources must achieve and maintain the Company’s high quality standards and specifications. With strong supply chain organizations in Switzerland, China and Hong Kong, the Company maintains control over the quality of its products, wherever they are manufactured. Compliance is monitored with strictly implemented quality control standards, including site quality inspections.

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

Movado, Ebel and Concord watches are generally manufactured in Switzerland by independent third party assemblers with some in-house assembly in Bienne and La Chaux-de-Fonds, Switzerland. Movado, Ebel and Concord watches are manufactured using Swiss movements and other components obtained from third party suppliers. Coach, ESQ, Tommy Hilfiger, HUGO BOSS and Juicy Couture watches are manufactured by independent contractors. Coach and ESQ watches are manufactured using

Swiss movements and other components purchased from third party suppliers. Tommy Hilfiger, HUGO BOSS and Juicy Couture watches are manufactured using movements and other components purchased from third party suppliers.

TRADEMARKS, PATENTS AND LICENSE AGREEMENTS

The Company owns the trademarks MOVADO®, EBEL® and CONCORD®, as well as trademarks for the Movado Museum dial design, and related trademarks for watches and jewelry in the United States and in numerous other countries.

The Company licenses ESQUIRE®, ESQ® and related trademarks on an exclusive worldwide basis for use in connection with the manufacture, distribution, advertising and sale of watches pursuant to the Hearst License Agreement. The current term of the Hearst License Agreement, as amended, expires December 31, 2012, but contains options for renewal at the Company’s discretion through December 31, 2042.

The Company licenses the trademark COACH® and related trademarks on an exclusive worldwide basis for use in connection with the manufacture, distribution, advertising and sale of watches pursuant to the Coach License Agreement. The Coach License Agreement, as amended, expires on June 30, 2015.

Under an agreement with Tommy Hilfiger Licensing, Inc. (“THLI”), the Company has the exclusive license to use the trademark TOMMY HILFIGER® and related trademarks in connection with the manufacture of watches worldwide and in connection with the marketing, advertising, sale and distribution of watches at wholesale (and at retail through its outlet stores) in the Western Hemisphere, Europe, Pan Pacific, Latin America, the Middle East and Korea. The term of the license agreement with THLI expires March 31, 2012.

Under its 2004 agreement with HUGO BOSS Trademark Management GmbH & Co ("HUGO BOSS"), the Company received a worldwide exclusive license to use the trademark HUGO BOSS® and any other trademarks of HUGO BOSS containing the names “HUGO” or “BOSS”, in connection with the production, promotion and sale of watches. The term of the license continues through December 31, 2013, with an optional five-year renewal period.

On November 21, 2005, the Company entered into an agreement with L.C. Licensing, Inc. ("L.C. Licensing"), for the exclusive worldwide license to use the trademarks JUICY COUTURE™ and COUTURE COUTURE LOS ANGELES™, in connection with the manufacture, advertising, merchandising, promotion, sale and distribution of timepieces and components. The term of the license is through December 31, 2011, with a four-year renewal period at the option of the Company, provided that certain sales thresholds are met.

On March 27, 2006, the Company entered into an exclusive worldwide license agreement with Lacoste S.A., Sporloisirs, S.A. and Lacoste Alligator, S.A. to design, produce, market and distribute Lacoste watches under the LACOSTE® name and the distinctive “alligator” logo beginning in the first half of 2007. The agreement continues through December 31, 2014 and renews automatically for successive five year periods unless either party notifies the other of non-renewal at least six months before the end of the initial term or any renewal period.

The Company also owns, and has pending applications for, a number of design patents in the United States and internationally for various watch designs, as well as designs of watch cases, bracelets and jewelry.

The Company actively seeks to protect and enforce its intellectual property rights by working with industry associations, anti-counterfeiting organizations, private investigators and law enforcement authorities, including U.S. Customs and Border Protection and, when necessary, sues infringers of its trademarks and patents. Consequently, the Company is involved from time to time in litigation or other proceedings to determine the enforceability, scope and validity of these rights. With respect to the trademarks MOVADO, EBEL, CONCORD and certain other related trademarks, the Company has received exclusion orders that prohibit the importation of counterfeit goods or goods bearing confusingly similar trademarks into the United States. In accordance with customs regulations, these exclusion orders, however, cannot cover the importation of gray-market Movado, Ebel and Concord watches because the Company is the manufacturer of such watches. All of the Company’s exclusion orders are renewable.

COMPETITION

The markets for each of the Company’s watch brands are highly competitive. With the exception of Swatch Group, Ltd., a large Swiss-based competitor, no single company competes with the Company across all of its brands. Certain companies, however, compete with Movado Group, Inc. with respect to one or more of its watch brands. Certain of these companies have, and other companies that may enter the Company’s markets in the future may have greater financial, distribution, marketing and advertising resources than the Company. The Company’s future success will depend, to a significant degree, upon its continued ability to compete effectively with regard to, among other things, the style, quality, price, advertising, marketing, distribution and availability of supply of the Company’s watches and other products.

EMPLOYEES

As of January 31, 2007, the Company had approximately 1,300 full-time employees in its United States and international operations. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement. The Company has never experienced a work stoppage due to labor difficulties and believes that its employee relations are good.

AVAILABLE INFORMATION

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Company’s website, located at www.movadogroup.com, as soon as reasonably practicable after the same are electronically filed with, or furnished to, the Securities and Exchange Commission. The public may read any materials filed by the Company with the SEC at the SEC’s public reference room at 100 F. Street, N.E., Washington, D.C., 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding the Company at www.sec.gov.

The Company has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees, including the Company’s Chief Executive Officer, Chief Financial Officer and principal accounting and financial officers, which is posted on the Company’s website. The Company will post any amendments to the Code of Business Conduct and Ethics and any waivers that are required to be disclosed by SEC regulations on the Company’s website. In addition, the Company’s audit committee charter, compensation committee charter, nominating/corporate governance committee charter and corporate governance guidelines have been posted on the Company’s website.

Item 1A. Risk Factors

The following risk factors and the forward-looking statements contained in this Form 10-K should be read carefully in connection with evaluating Movado Group, Inc.’s business.  These risks and uncertainties could cause actual results and events to differ materially from those anticipated. Additional risks which the Company does not presently consider material, or of which it is not currently aware, may also have an adverse impact on the business.  Please also see “Forward-Looking Statements” on page 1.

The Company faces intense competition in the worldwide watch industry.

The watch industry is highly competitive, and the Company competes globally with numerous manufacturers, importers and distributors, some of which are larger and have greater financial, distribution, advertising and marketing resources. The Company’s products compete on the basis of price, features, perceived desirability, reliability and perceived attractiveness. The Company also faces increased competition from internet-based retailers. The Company’s future results of operations may be adversely affected by these and other competitors.

Maintaining favorable brand recognition is essential to the success of the Company, and failure to do so could materially and adversely affect the Company’s results of operations.

Favorable brand recognition is an important factor to the future success of the Company. The Company sells its products under a variety of owned and licensed brands. Factors affecting brand recognition are often outside the Company’s control, and the Company’s efforts to create or enhance favorable brand recognition, such as advertising campaigns, product design and anticipation of fashion trends, may not have their desired effects. Additionally, the Company relies on its license partners to maintain favorable brand recognition of their respective parent brands, and the Company often has no control over the brand management efforts of its license partners. Finally, although the Company’s independent distributors are subject to contractual requirements to protect the Company’s brands, it may be difficult to monitor or enforce such requirements, particularly in foreign jurisdictions. Any decline in perceived favorable recognition of the Company’s owned or licensed brands could materially and adversely affect future results of operations and profitability.

If the Company is unable to respond to changes in consumer demands and fashion trends in a timely manner, sales and profitability could be adversely affected.

Fashion trends and consumer demands and tastes often shift quickly. The Company attempts to monitor these trends in order to adapt its product offerings to suit customer demand. There is a risk that the Company will not properly perceive changes in trends or tastes, which may result in the failure to adapt the Company’s products accordingly. In addition, new model designs are regularly introduced into the market for all brands to keep ahead of evolving fashion trends as well as to initiate new trends of their own. There is risk that the public may not favor these new models or that the models may not be ready for sale until after the trend has passed. If the Company fails to respond to and keep up to date with fashion trends and consumer demands and tastes, its brand image, sales, profitability and results of operations could be materially and adversely affected.

If the Company misjudges the demand for its products, high inventory levels could adversely affect future operating results and profitability.

Consumer demand for the Company’s products can affect inventory levels. If consumer demand is lower than expected, inventory levels can rise causing a strain on operating cash flow. If the inventory cannot be sold through the Company’s wholesale or retail outlets, additional reserves or write-offs to future earnings could be necessary. Conversely, if consumer demand is higher than expected, insufficient inventory levels could result in unfulfilled customer orders, loss of revenue and an unfavorable impact on customer relationships. Failure to properly judge consumer demand and properly manage inventory could have a material adverse effect on profitability and liquidity.

An increase in product returns could negatively impact the Company’s operating results and profitability.

The Company recognizes revenue as sales when merchandise is shipped and title transfers to the customer. The Company permits the return of damaged or defective products and accepts limited amounts of product returns in certain instances. Accordingly, the Company provides allowances for the estimated amounts of these returns at the time of revenue recognition based on historical experience. While such returns have historically been within management’s expectations and the provisions established, future return rates may differ from those experienced in the past. Any significant increase in product damages or defects and the resulting credit returns could have a material adverse effect on the Company’s operating results for the period or periods in which such returns materialize.

The Company’s business relies on the use of independent parties to manufacture its products. Any loss of an independent manufacturer, or the Company’s inability to deliver quality goods in a timely manner, could have an adverse effect on customer relations, brand image, net sales and results of operations.

The Company employs a flexible manufacturing model that relies primarily on independent manufacturers to meet shifts in marketplace demand.  All product sources must achieve and maintain the Company’s high quality standards and specifications.  The inability of a manufacturer to ship orders in a timely manner or to meet the Company’s high quality standards and specifications could cause the Company to miss committed delivery dates with customers, which could result in cancellation of the customers’ orders. In addition, delays in delivery of satisfactory products could have a material adverse effect on the Company’s profitability, particularly if the delays cause the Company to be unable to market certain products during the seasonal periods when its sales are typically higher. See “Risk Factors - The Company’s business is seasonal, with sales traditionally greater during certain holiday seasons, so events and circumstances that adversely affect holiday consumer spending will have a disproportionately adverse effect on the Company’s results of operations.”  A majority of the Swiss watch movements used in the manufacture of Movado, Ebel, Concord and ESQ watches are purchased from two suppliers. Additionally, the Company does not have long-term supply commitments with its manufacturers and thus competes for production facilities with other organizations, some of which are larger and have greater resources.  Any loss of an independent manufacturer, or the Company’s inability to deliver quality goods in a timely manner, could have an adverse effect on customer relations, brand image, net sales and results of operations.

If the Company loses any of its license agreements, there may be significant loss of revenues and a negative effect on business.

The Company has the right to produce, market and distribute watches under the brand names of ESQ, Coach, Tommy Hilfiger, HUGO BOSS, Juicy Couture and, beginning in 2007, Lacoste pursuant to license agreements with the respective owners of those trademarks. There are certain minimum royalty payments as well as other requirements associated with these agreements. Failure to meet any of these requirements could result in the loss of the license. Additionally, after the term of any license agreement has concluded, the licensor may decide not to renew with the Company. Any loss of one or more of the Company’s licenses could result in loss of future revenues which could adversely affect its financial condition.

Changes in the sales mix of the Company’s products could impact gross profit margins.

The individual brands that are sold by the Company are sold at a wide range of price points and yield a variety of gross profit margins. Thus, the mix of sales by brand can have an impact on the gross profit margins of the Company. If the Company’s sales mix shifts unfavorably toward brands with lower gross profit margins than the Company’s historical consolidated gross profit margin or if the mix of business changes significantly in the Movado Boutiques, it could have an adverse effect on the results of operations.

The Company’s business is seasonal, with sales traditionally greater during certain holiday seasons, so events and circumstances that adversely affect holiday consumer spending will have a disproportionately adverse effect on the Company’s results of operations.

The Company’s sales are seasonal by nature. The Company’s U.S. sales are traditionally greater during the Christmas and holiday season. Internationally, major selling seasons center on significant local holidays that occur in late winter or early spring. The amount of net sales and operating income generated during these seasons depends upon the general level of retail sales at such times, as well as economic conditions and other factors beyond the Company’s control. If events or circumstances were to occur that negatively impact consumer spending during such holiday seasons, it could have a material adverse effect on the Company’s sales, profitability and results of operations.

If the economy faces a recessionary period, purchases of the Company products may be adversely affected.

The Company’s products fall into categories that are considered discretionary items. Consumer purchases of discretionary items can change due to many economic and global factors. Declining confidence in the U.S. or international economies, rising interest rates and taxation issues could adversely affect the level of available discretionary income for consumers to spend. In addition, events such as war, terrorism, natural disasters or outbreaks of disease could further dampen consumer spending on discretionary items. If any of these events should occur, the Company’s future sales could decline.

Sales in the Company’s retail stores are dependent upon customer foot traffic.

The success of the Company’s retail stores is, to a certain extent, dependent upon the amount of customer foot traffic generated by the mall or outlet center in which those stores are located. The majority of the Company’s Movado Boutiques are located in upscale regional shopping centers throughout the United States, while the Company’s outlet stores are located primarily near vacation destinations. Factors that can affect customer foot traffic include:

•	the location of the mall;
•	the location of the Company’s store within the mall;
•	the other tenants in the mall;
•	the occupancy rate of the mall;
•	the success of mall and tenant advertising to attract customers;
•	increased competition in areas surrounding the mall; and
•	increased competition from shopping over the internet and other alternatives such as mail-order.

Additionally, since a number of the Company’s outlet stores are located near vacation destinations, factors that affect travel could decrease mall traffic. Such factors include the price and supply of fuel, travel concerns and restrictions, international instability, terrorism and inclement weather.

A reduction in foot traffic in relevant malls or shopping centers could have a material adverse effect on retail sales and profitability.

If the Company is unable to successfully implement its growth strategies or manage its growing business, its future operating results could suffer.

There are certain risks involved as the Company continues expanding its business through acquisitions, license agreements, joint ventures and new initiatives such as the growing Movado Boutique business. There is risk involved with each of these. Acquisitions and new license agreements require the Company to ensure that new brands will successfully complement the other brands in its portfolio. The Company assumes the risk that the new brand will not be viewed by the public as favorably as its other brands. In addition, the integration of an acquired company or licensed brand into the Company’s existing business can strain the Company’s current infrastructure with the additional work required and there can be no assurance that the integration of acquisitions or licensed brands will be successful or that acquisitions or licensed brands will generate sales increases. The Company needs to ensure it has the proper manpower and systems in place to allow for successful assimilation of new businesses. The risk involved in growing the Movado Boutique business is that the Company will not be able to successfully implement its business model. In addition, the costs associated with leasehold improvements to current Boutiques and the costs associated with opening new Boutiques could have a material adverse effect on the Company’s financial condition and results of operations. The inability to successfully implement its growth strategies could adversely affect the Company’s future financial condition and results of operations.

The loss or infringement of the Company’s trademarks could have an adverse effect on future results of operations.

The Company believes that its trademarks are vital to the competitiveness and success of its business and therefore it takes all appropriate actions to register and protect them. There can be no assurance, however, that such actions will be adequate to prevent imitation of the Company’s products or infringement of its trademarks or that others will not challenge the Company’s rights in, or its ownership of certain trademarks, or that such trademarks will be successfully defended. In addition, the laws of some foreign countries, including some in which the Company sells its products, may not protect these trademark rights to the same extent as do the laws of the United States, which could make it more difficult to successfully defend such challenges to them. The Company’s inability to obtain or maintain rights in its trademarks could have an adverse effect on brand image and future results of operations.

Pricing fluctuations of commodities could adversely affect the Company’s ability to produce product at favorable prices.

Some of the Company’s higher-end watch offerings are made with materials such as diamonds, precious metals and gold. The Company’s proprietary jewelry is manufactured with silver, gold and platinum, semi-precious and precious stones, and diamonds. A significant change in the prices of these commodities could adversely affect the Company’s business by:

•	reducing gross profit margins;
•	forcing an increase in suggested retail prices; which could lead to
•	decreasing consumer demand; which could lead to
•	higher inventory levels.

Any and all of the above events could adversely affect the Company’s future cash flow and results of operations.

The Company’s business is subject to foreign currency exchange rate risk.

The majority of the Company’s inventory purchases are denominated in Swiss francs. The Company operates under a hedging program which utilizes forward exchange contracts and purchased foreign currency options to mitigate foreign currency risk. If these hedge instruments are unsuccessful at minimizing the risk or are deemed ineffective, any fluctuation of the Swiss franc exchange rate could impact the future results of operations. Changes in currency exchange rates may also affect relative prices at which the Company and its foreign competitors sell products in the same market. A portion of the Company’s net sales are derived from international subsidiaries and are denominated in Canadian dollars, Swiss francs, Euros, Hong Kong dollars, Singapore dollars, Japanese yen and British pounds. Future revenues derived in these currencies could be affected by currency fluctuations.

The Grinberg family owns a majority of the voting power of the Company’s stock.

Each share of common stock of the Company is entitled to one vote per share while each share of class A common stock of the Company is entitled to ten votes per share. While the members of the Grinberg family do not own a majority of the Company’s outstanding common stock, by their significant holdings of class A common stock they control a majority of the voting power represented by all outstanding shares of both classes of stock. Consequently, the Grinberg family is in a position to significantly influence any matters that are brought to a vote of the shareholders including, but not limited to, the election of the board of directors and approving any action requiring the approval of shareholders, including any amendments to the Company’s certificate of incorporation, mergers or sales of all or substantially all of the Company’s assets. This concentration of ownership also may delay, defer or even prevent a change in control of the Company and make some transactions more difficult or impossible without the support of the Grinberg family. These transactions might include proxy contests, tender offers, mergers or other purchases of common stock that could give stockholders the opportunity to realize a premium over the then-prevailing market price for shares of the Company’s common stock.

The Company’s stock price could fluctuate and possibly decline due to changes in revenue, operating results and cash flow.

The Company’s revenue, results of operations and cash flow can be affected by several factors, some of which are not within its control. Those factors include, but are not limited to, those described as risk factors in this Item 1A and under “Forward-Looking Statements” on page 1.

Any or all of these factors could cause a decline in revenues or increased expenses, both of which could have an adverse effect on the results of operations. If the Company’s earnings failed to meet the expectations of the public in any given period, the Company’s stock price could fluctuate and possibly decline.

If the Company were to lose its relationship with any of its key customers or distributors or any of such customers or distributors were to experience financial difficulties, there may be a significant loss of revenue and operating results.

The Company’s customer base covers a wide range of distribution including national jewelry store chains, department stores, independent regional jewelers, licensed partner retail stores and a network of distributors in many countries throughout the world. The Company does not have long-term purchase contracts with its customers, nor does it have a significant backlog of unfilled orders. Customer purchasing decisions could vary with each selling season. A material change in the Company’s customers’ purchasing decisions could have an adverse effect on its revenue and operating results.

The Company extends credit to its customers based on an evaluation of each customer's financial condition usually without requiring collateral. Should any of the Company’s larger customers experience financial difficulties, it could result in the Company’s curtailing doing business with them or an increase in its exposure related to its accounts receivable. The inability to collect on these receivables could have an adverse effect on the Company’s financial results.

The Company’s wholesale business could be negatively affected by changes of ownership and consolidation in the retail industry.

A large portion of the Company’s U.S. wholesale business is derived from major jewelry store chains and department stores. In recent years, the retail industry has experienced changes in ownership and consolidations, none of which has had a material effect on the Company’s wholesale business. Future reorganizations, changes of ownership and consolidations could reduce the number of retail doors in which the Company’s products are sold and could increase the concentration of sales for any customers involved in such transactions. Future changes of ownership and structure in the retail industry may have a material adverse effect on the Company’s wholesale business.

If the Company were to lose key members of management or be unable to attract and retain the talent required for the business, operating results could suffer.

The Company’s ability to execute key operating initiatives as well as to deliver product and marketing concepts appealing to target consumers depends largely on the efforts and abilities of key executives and senior management’s competencies. The unexpected loss of one or more of these individuals could have an adverse effect on the future business. The Company cannot guarantee that it will be able to attract and retain the talent and skills needed in the future.

If the Company were unable to maintain existing space or to lease new space for its retail stores in prime mall locations or be unable to complete construction on a timely basis, the Company’s ability to achieve profitable results in the retail business could be adversely affected.

The Company’s strategy to create a Movado lifestyle image and build retail presence with product assortments that complement successful wholesale watch distribution is a key element in the Company’s future Movado Boutique business plan. The Company’s outlet stores are multi-branded and serve solely as an effective vehicle to sell discontinued models and factory seconds of all of the Company’s watches, jewelry, tabletop and accessory products. The Company’s Boutiques and outlet stores are strategically located, respectively, in top malls throughout the United States and outlet centers located primarily near vacation destinations. If the Company could not maintain and secure locations in the prime malls and outlet centers for both the Movado Boutiques and outlet businesses, it could jeopardize the operations of the stores and business plans for the future. Additionally, if the Company could not complete construction in new stores within the planned timeframes, cost overruns and lost revenue could adversely affect the profitability of the retail segment.

If the Company could not secure financing and credit with favorable terms, the Company could suffer high borrowing costs which could impact financial results.

The Company has been able to secure financing and credit facilities with very favorable terms due to the Company’s financial stability and good relationships with its lending partners. If conditions were to change such that the Company was unable to comply with any of the covenants in its lending agreements or if relationships were to deteriorate, borrowing rates could increase and have an adverse effect on financial results.

A significant portion of the Company’s business is conducted outside of the United States. Many factors affecting business activities outside the United States could adversely impact this business.

The Company produces all of its watches and a portion of its proprietary jewelry outside the United States and primarily in Europe and Asia. The Company also generates approximately 31% of its revenue from international sources. Factors that could affect the business activity vary by region and market and generally include without limitation:

•	changes in social, political and/or economic conditions that could disrupt the trade activity in the countries where the Company’s manufacturers, suppliers and customers are located;
•	the imposition of additional duties, taxes and other charges on imports and exports;
•	changes in foreign laws and regulations;
•	the adoption or expansion of trade sanctions; and
•	a significant change in currency valuation in specific countries or markets.

The occurrence or consequences of any of these risks could affect the Company’s ability to operate in the affected regions. This could have an adverse effect on the Company’s financial results.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company leases various facilities in North America, Europe, the Middle East and Asia for its corporate, manufacturing, distribution and sales operations. As of January 31, 2007, the Company’s leased facilities were as follows:

Location	Function	Square Footage	Lease Expiration

Moonachie, New Jersey	Watch assembly, distribution and repair	100,000	May 2010
Paramus, New Jersey	Executive offices	90,050	June 2013
Bienne, Switzerland	Corporate functions, watch sales, distribution, assembly and repair	53,560	January 2008
Villers le Lac, France	European service and watch distribution	12,800	January 2015
New York, New York	Public relations office, licensed brand showroom	12,600	August 2016
Kowloon, Hong Kong	Watch sales, distribution and repair	12,300	June 2007
Markham, Canada	Office, distribution and repair	11,200	June 2007
ChangAn Dongguan, China	Quality control and engineering	8,300	June 2010
Hackensack, New Jersey	Warehouse	6,600	July 2007
Munich, Germany	Watch sales	4,290	January 2012
Tokyo, Japan	Watch sales	2,970	September 2008
Grenchen, Switzerland	Watch sales	2,800	December 2008
Coral Gables, Florida	Caribbean office, watch sales	2,340	January 2012
Singapore	Watch sales, distribution and repair	1,330	August 2008
Shanghai, China	Market research	1,100	June 2008
Crown House, United Kingdom	Watch sales	850	February 2008
Dubai, United Arab Emirates	Watch sales	730	July 2007

All of the foregoing facilities are used exclusively in connection with the wholesale segment of the Company’s business except that a portion of the Company’s executive office space in Paramus, New Jersey is used in connection with management of its retail business.

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

The Company also leases retail space for the operation of 31 Movado Boutiques in the United States, each of which averages 2,200 square feet (with the exception of the Company’s Soho Boutique in New York City which is approximately 4,700 square feet) expiring from January 2008 to June 2017. In addition, the Company leases retail space averaging 1,690 square feet per store with leases expiring from July 2007 to January 2017 for the operation of the Company’s 30 outlet stores in the United States.

The Company believes that its existing facilities are suitable and adequate for its current operations.

Item 3. Legal Proceedings

The Company is involved in certain legal proceedings arising in the normal course of its business. The Company believes that none of these proceedings, either individually or in the aggregate, will have a material adverse effect on the Company’s operating results, liquidity or its financial position.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of fiscal 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 15, 2007, there were 50 holders of record of Class A Common Stock and, the Company estimates, 11,900 beneficial owners of the Common Stock represented by 438 holders of record. The Common Stock is traded on the New York Stock Exchange under the symbol “MOV” and on March 15, 2007, the closing price of the Common Stock was $29.64. The quarterly high and low split-adjusted closing prices for the fiscal years ended January 31, 2007 and 2006 were as follows:

	Fiscal Year Ended		Fiscal Year Ended
	January 31, 2007		January 31, 2006
Quarter Ended	Low	High	Low	High

April 30	$19.37	$24.47	$15.94	$19.58
July 31	$18.10	$23.71	$15.83	$19.38
October 31	$21.26	$27.27	$16.70	$20.00
January 31	$24.59	$29.01	$17.30	$19.29

In connection with the October 7, 1993 public offering, each share of the then currently existing Class A Common Stock was converted into 10.46 shares of new Class A Common Stock, par value of $.01 per share (the “Class A Common Stock”). Each share of Common Stock is entitled to one vote per share and each share of Class A Common Stock is entitled to 10 votes per share on all matters submitted to a vote of the shareholders. Each holder of Class A Common Stock is entitled to convert, at any time, any and all such shares into the same number of shares of Common Stock. Each share of Class A Common Stock is converted automatically into Common Stock in the event that the beneficial or record ownership of such shares of Class A Common Stock is transferred to any person, except to certain family members or affiliated persons deemed “permitted transferees” pursuant to the Company’s Amended Restated Certificate of Incorporation. The Class A Common Stock is not publicly traded and consequently, there is currently no established public trading market for these shares.

On March 28, 2006, the Board approved an increase in the quarterly cash dividend rate from $0.05 to $0.06 per share. On March 27, 2007, the Board approved an increase in the quarterly cash dividend rate from $0.06 to $0.08 per share. The declaration and payment of future dividends, if any, will be at the sole discretion of the Board of Directors and will depend upon the Company’s profitability, financial condition, capital and surplus requirements, future prospects, terms of indebtedness and other factors deemed relevant by the Board of Directors. See Notes 5 and 6 to the Consolidated Financial Statements regarding contractual restrictions on the Company’s ability to pay dividends.

PERFORMANCE GRAPH

The performance graph set forth below compares the cumulative total shareholder return of the Company’s Common Stock for the last five fiscal years through the fiscal year ended January 31, 2007 with that of the Broad Market (CRSP Total Return Index for the NYSE Stock Market) and a peer group index comprised of the following two companies: Fossil Inc. and Tiffany & Co. The returns of each company in the peer group index have been weighted according to the respective issuer’s stock market capitalization. Each graph assumes an initial investment of $100 on January 31, 2002 and the reinvestment of dividends (where applicable).

$400.0
$300.0
$200.0
$100.0
$-
01/2002
01/2003
01/2004
01/2005
01/2006
01/2007
$339.5
$154.6
$126.1
Movado Group, Inc
NYSE Stock Market (US Companies)
Self-Determined Peer Group

CRSP Total Returns Index For:	1/2002	1/2003	1/2004	1/2005	1/2006	1/2007

Movado Group, Inc.	100.0	104.3	163.5	211.2	221.3	339.5
NYSE Stock Market (US Companies)	100.0	81.0	108.4	117.9	133.0	154.6
Self-Determined Peer Group	100.0	71.9	121.1	111.5	122.6	126.1

Companies in Self-Determined Peer Group:
Fossil Inc.   Tiffany & Co.

Item 6. Selected Financial Data

The selected financial data presented below has been derived from the Consolidated Financial Statements. This information should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” contained in Item 7 of this report. Amounts are in thousands except per share amounts:

	Fiscal Year Ended January 31,
	2007	2006	2005	2004	2003
Statement of income data:
Net sales	$532,865	$470,941	$418,966	$330,214	$300,077
Cost of sales	209,922	184,621	168,818	129,908	115,907
Gross profit	322,943	286,320	250,148	200,306	184,170
Selling, general and administrative (1) (2)	270,624	238,283	215,072	165,525	152,394
Operating income	52,319	48,037	35,076	34,781	31,776
Other income, net (3) (4) (5)	1,347	1,008	1,444	-	-
Interest expense	(3,785)	(4,574)	(3,544)	(3,232)	(4,243)
Interest income	3,280	465	114	188	327
Income before taxes and minority interest	53,161	44,936	33,090	31,737	27,860
Provision for income taxes (6) (7) (8)	2,890	18,319	6,783	8,886	7,801
Minority interest	133	-	-	-	-
Net income	$50,138	$26,617	$26,307	$22,851	$20,059
Net income per share-Basic (9)	$1.95	$1.05	$1.06	$0.95	$0.84
Net income per share-Diluted (9)	$1.87	$1.02	$1.03	$0.92	$0.82
Basic shares outstanding (9)	25,670	25,273	24,708	24,101	23,739
Diluted shares outstanding (9)	26,794	26,180	25,583	24,877	24,381
Cash dividends declared per share (9)	$0.24	$0.20	$0.16	$0.105	$0.06
Balance sheet data (end of period):
Working capital (10)	$383,422	$366,530	$303,225	$252,883	$219,420
Total assets	$577,618	$549,919	$477,074	$390,967	$345,154
Total long-term debt	$80,196	$109,955	$45,000	$35,000	$35,000
Shareholders’ equity	$378,381	$321,678	$316,557	$274,713	$236,212

(1)	Fiscal 2007 includes a one-time benefit of $2.2 million for an out-of-period adjustment related to foreign currency.
(2)
Fiscal 2005 includes a non-cash impairment charge of $2.0 million recorded in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).

(3)
The fiscal 2007 other income consists of a pre-tax gain of $0.8 million on the sale of artwork, a pre-tax gain of $0.4 million on the sale of a building and a pre-tax gain of $0.1 million on the sale of rights to a web domain name.

(4)
The fiscal 2006 other income consists of a pre-tax gain of $2.6 million on the sale of a building offset by a pre-tax loss of $1.6 million representing the impact of the discontinuation of foreign currency cash flow hedges because it was not probable that the forecasted transactions would occur by the end of the originally specified time period.

(5)	The fiscal 2005 other income consists of a $1.4 million litigation settlement.
(6)	The fiscal 2007 effective tax rate of 5.4% reflects a partial release of the valuation allowance on Swiss tax losses.
(7)	The fiscal 2006 effective tax rate of 40.8% reflects a tax charge of $7.5 million associated with repatriated foreign earnings under the American Jobs Creation Act of 2004.
(8)	The fiscal 2005 effective tax rate of 20.5% reflects the adjustments in the fourth quarter relating to refunds from a retroactive Swiss tax ruling and a favorable U.S. tax accrual adjustment.
(9)	For all periods presented, basic and diluted shares outstanding, and the related “per share” amounts reflect the effect of the fiscal 2005 two-for-one stock split.
(10)	The Company defines working capital as current assets less current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

GENERAL

Sales. The Company operates and manages its business in two principal business segments - Wholesale and Retail. The Company also operates in two geographic segments - United States and International. The Company divides its watch brands into three distinct categories: luxury, accessible luxury and licensed brands. The luxury category consists of the Ebel and Concord brands. The accessible luxury category consists of the Movado and ESQ brands. The licensed brands category represents brands distributed under license agreements and includes Coach, Hugo Boss, Juicy Couture and Tommy Hilfiger.

The primary factors that influence annual sales are general economic conditions in the Company’s U.S. and international markets, new product introductions, the level and effectiveness of advertising and marketing expenditures and product pricing decisions.

Approximately 31% of the Company’s total sales are from international markets and therefore reported sales made in those markets are affected by foreign exchange rates. The Company’s international sales are billed in local currencies (predominantly Euros and Swiss francs) and translated to U.S. dollars at average exchange rates for financial reporting purposes. With the acquisition of Ebel in March of 2004, the introduction of HUGO BOSS watches and the launch of Lacoste watches in 2007, the Company expects that a higher percentage of its total sales will be derived from international markets in the future.

The Company’s business is seasonal. There are two major selling seasons in the Company’s markets: the spring season, which includes school graduations and several holidays and, most importantly, the Christmas and holiday season. Major selling seasons in certain international markets center on significant local holidays that occur in late winter or early spring. The Company’s net sales historically have been higher during the second half of the fiscal year. The second half of the fiscal year ended January 31, 2007 accounted for 57.9% of the Company’s net sales.

The Company’s retail operations consist of 31 Movado Boutiques and 30 outlet stores located throughout the United States. The Company does not have any retail operations outside of the United States.

The significant factors that influence annual sales volumes in the Company’s retail operations are similar to those that influence U.S. wholesale sales. In addition, many of the Company’s outlet stores are located near vacation destinations and, therefore, the seasonality of these stores is driven by the peak tourist seasons associated with these locations.

Gross Margins. The Company’s overall gross margins are primarily affected by four major factors: brand and product sales mix, product pricing strategy, manufacturing costs and the U.S. dollar/Swiss franc exchange rate. Gross margins for the Company may not be comparable to those of other companies, since some companies include all the costs related to its distribution network in cost of sales whereas the Company does not include the costs associated with its U.S. warehousing and distribution facility nor the occupancy costs for the retail segment in the cost of sales line item.

Gross margins vary among the brands included in the Company’s portfolio and also among watch models within each brand. Watches in the luxury category generally earn lower gross margin percentages than watches in the accessible luxury category. Gross margins in the Company’s outlet business are lower than those of the wholesale business since the outlets primarily sell seconds and discontinued models that generally command lower selling prices. Gross margins in the Movado Boutiques are affected by the mix of product sold. The margins from the sale of watches are greater than those from the sale of jewelry and accessories. Gross margins from the sale of watches in the Movado Boutiques also exceed those of the wholesale business since the Company earns margins from manufacture to point of sale to the consumer.

All of the Company’s brands compete with a number of other brands on the basis of not only styling but also wholesale and retail price. The Company’s ability to improve margins through price increases is therefore, to some extent, constrained by competitors’ actions.

Costs of sales of the Company’s products consist primarily of component costs, assembly costs and unit overhead costs associated with the Company’s supply chain operations in Switzerland and Asia. The Company’s supply chain operations consist of logistics management of assembly operations and product sourcing in Switzerland and Asia and assembly in Switzerland. Through productivity improvement efforts, the Company has controlled the level of overhead costs and maintained flexibility in its cost structure by outsourcing a significant portion of its component and assembly requirements and expects to extend this strategy over the near term.

Since a substantial amount of the Company’s product costs are incurred in Swiss francs, fluctuations in the U.S. dollar/Swiss franc exchange rate can impact the Company’s cost of goods sold and, therefore, its gross margins. The Company hedges its Swiss franc purchases using a combination of forward contracts, purchased currency options and spot purchases. The Company’s hedging program had the effect of minimizing the exchange rate impact on product costs and gross margins.

Selling, General and Administrative (“SG&A”) Expenses. The Company’s SG&A expenses consist primarily of marketing, selling, distribution and general and administrative expenses. Annual marketing expenditures are based principally on overall strategic considerations relative to maintaining or increasing market share in markets that management considers to be crucial to the Company’s continued success as well as on general economic conditions in the various markets around the world in which the Company sells its products.

Selling expenses consist primarily of salaries, sales commissions, sales force travel and related expenses, expenses associated with Baselworld, the annual watch and jewelry trade show and other industry trade shows and operating costs incurred in connection with the Company’s retail business. Sales commissions vary with overall sales levels. Retail selling expenses consist primarily of payroll related and store occupancy costs.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and those significant policies are more fully described in Note 1 to the Company’s Consolidated Financial Statements. The preparation of these financial statements and the application of certain critical accounting policies require management to make judgments based on estimates and assumptions that affect the information reported. On an on-going basis, management evaluates its estimates and judgments, including those related to sales discounts and markdowns, product returns, bad debt, inventories, income taxes, warranty obligations, and contingencies and litigation. Management bases its estimates and judgments about the carrying values of assets and liabilities that are not readily apparent from other sources on historical experience, contractual commitments and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following are the critical accounting policies requiring significant judgments and estimates used in the preparation of its consolidated financial statements.

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

Allowance for Doubtful Accounts

Accounts receivable are reduced by an allowance for amounts that may be uncollectible in the future.  Estimates are used in determining the allowance for doubtful accounts and are based on an analysis of the aging of accounts receivable, assessments of collectibility based on historic trends, the financial condition of the Company’s customers and an evaluation of economic conditions.  During fiscal 2007, as a result of a change in these estimates, the Company recorded a charge to allowance for doubtful accounts of approximately $6.0 million.  In general, while the actual bad debt losses have historically been within the Company’s expectations and the allowances established, there can be no guarantee that the Company will continue to experience the same bad debt loss rates in the future. As of January 31, 2007, the Company knew of no situations with any of the Company’s major customers which would indicate the customer’s inability to make their required payments.

Inventories

The Company values its inventory at the lower of cost or market. The Company’s U.S. inventory is valued using the first-in, first-out (FIFO) method. The cost of finished goods and component inventories, held by international subsidiaries, are determined using average cost. The Company’s management regularly reviews its sales to customers and customers’ sell through at retail to evaluate the adequacy of inventory reserves. Inventory with less than acceptable turn rates is classified as discontinued and, together with the related component parts which can be assembled into saleable finished goods, is sold primarily through the Company’s outlet stores. When management determines that finished product is unsaleable or that it is impractical to build the remaining components into watches for sale, a reserve is established for the cost of those products and components to value the inventory at lower of cost or market. These estimates could vary significantly, either favorably or unfavorably, from actual requirements depending on future economic conditions, customer inventory levels or competitive conditions which may differ from the Company’s expectations.

Long-Lived Assets

The Company periodically reviews the estimated useful lives of its depreciable assets based on factors including historical experience, the expected beneficial service period of the asset, the quality and durability of the asset and the Company’s maintenance policy including periodic upgrades. Changes in useful lives are made on a prospective basis unless factors indicate the carrying amounts of the assets may not be recoverable and an impairment write-down is necessary.

The Company performs an impairment review, at a minimum, on an annual basis. However, the Company will review its long-lived assets for impairment once events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). When such a determination has been made, management compares the carrying value of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss is recognized during that period. The impairment loss is calculated as the difference between asset carrying values and the fair value of the long-lived assets.

During fiscal 2007 and 2006, the Company performed the reviews, which resulted in no impairment charges. During the fourth quarter of fiscal 2005, the Company determined that the carrying value of its long-lived assets in the Movado Boutique located in the Soho section of New York City, might not be recoverable. The impairment review was performed pursuant to SFAS No. 144 because of an economic downturn affecting the Soho Boutique operations and revenue forecasts. As a result, the Company recorded a non-cash pretax impairment charge of $2.0 million consisting of property, plant and equipment of $0.8 million and other assets of $1.2 million. The entire impairment charge is included in the selling, general and administrative expenses in the fiscal 2005 Consolidated Statements of Income.

Warranties

All watches sold by the Company come with limited warranties covering the movement against defects in material and workmanship for periods ranging from two to three years from the date of purchase, with the exception of Tommy Hilfiger watches, for which the warranty period is ten years. In addition, the warranty period is five years for the gold plating on certain Movado watch cases and bracelets. The Company records an estimate for future warranty costs based on historical repair costs. Warranty costs have historically been within the Company’s expectations and the provisions established. If such costs were to substantially exceed estimates, this could have an adverse effect on the Company’s operating results.

Stock-Based Compensation

On February 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), electing to use the modified prospective application transition method, and accordingly, prior period financial statements have not been restated. Under this method, the fair value of all stock options granted after adoption and the unvested portion of previously granted awards must be recognized in the Consolidated Statements of Income. The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of each option at the grant date which requires certain assumptions be made. The expected life of stock option grants is determined using historical data and represents the time period which the stock option is expected to be outstanding until it is exercised. The risk free interest rate is the yield on the grant date of U.S. Treasury constant maturities with a maturity date closest to the expected life of the stock option. The expected stock price volatility is derived from historical volatility and calculated based on the estimated term structure of the stock option grant. The expected dividend yield is calculated using the expected annualized dividend which remains constant during the expected term of the option.

Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax laws and tax rates in each jurisdiction where the Company operates, and applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date. In addition, the amounts of any future tax benefits are reduced by a valuation allowance to the extent such benefits are not expected to be realized on a more-likely-than-not basis. The Company calculates estimated income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for both book and tax purposes.

RESULTS OF OPERATIONS

The following is a discussion of the results of operations for fiscal 2007 compared to fiscal 2006 and fiscal 2006 compared to fiscal 2005 along with a discussion of the changes in financial condition during fiscal 2007.

The following are net sales by business segment (in thousands):

	Fiscal Year Ended January 31,
	2007	2006	2005
Wholesale:
United States	$276,988	$241,379	$214,403
International	166,209	144,004	130,625
Retail	89,668	85,558	73,938
Net Sales	$532,865	$470,941	$418,966

The following table presents the Company’s results of operations expressed as a percentage of net sales for the fiscal years indicated:

	Fiscal Year Ended January 31,
	2007	2006	2005
	% of net sales	% of net sales	% of net sales

Net sales	100.0%	100.0%	100.0%
Gross margin	60.6%	60.8%	59.7%
Selling, general and administrative expenses	50.8%	50.6%	51.3%
Operating income	9.8%	10.2%	8.4%
Other income	0.3%	0.2%	0.3%
Interest expense	0.7%	1.0%	0.8%
Interest income	0.6%	0.1%	0.0%
Income taxes	0.5%	3.9%	1.6%
Minority interest	0.1%	0.0%	0.0%
Net income	9.4%	5.6%	6.3%

Fiscal 2007 Compared to Fiscal 2006

Net Sales

Net sales in fiscal 2007 were $532.9 million, or 13.1% above fiscal 2006 sales of $470.9 million. The liquidation of excess discontinued inventory accounted for approximately $16.6 million of the increase. Net sales excluding the liquidation of excess discontinued inventory were $516.3 million, representing an increase of $45.4 million, or 9.6% above prior year.

United States Wholesale Net Sales

Net sales in the U.S. wholesale segment were $277.0 million, representing a 14.8% increase above prior year sales of $241.4 million. The increase in net sales was primarily attributed to higher sales in the accessible luxury brands of $22.8 million and in the licensed brand category of $6.6 million. In the accessible luxury category, Movado was above prior year by $19.4 million, which includes the sale of approximately $7.5 million of excess discontinued inventory as well as higher sales resulting from the launch of the new Series 800 sport models. ESQ was above the prior year by $3.4 million primarily the result of new door expansion. In the licensed brand category, Tommy Hilfiger was above prior year by $2.5 million and Juicy Couture, which was launched during the year, contributed $3.4 million. The luxury brand category was above prior year by $5.7 million. In the luxury brand category, Concord was above prior year by $3.2 million, which includes the sale of approximately $9.1 million of excess discontinued inventory. Excluding the liquidation sales, Concord sales were below prior year as the Company continues its re-positioning of the brand for fiscal 2008. Ebel was above prior year by $2.5 million primarily the result of increased new product launches throughout the year. Excluding $16.6 million of net sales from the liquidation of excess discontinued inventory, net sales were $260.4 million, representing an increase of $19.0 million or 7.9% above the prior year.

International Wholesale Net Sales

Net sales in the international segment were $166.2 million, representing a 15.4% increase above prior year sales of $144.0 million. The increase of $22.2 million was attributed to higher sales in the licensed brand category. The licensed brand category was above prior year by $21.7 million. In the licensed brand category, increases were recorded in Tommy Hilfiger of $7.4 million and Hugo Boss of $13.8 million, primarily the result of new market expansion.

Retail Net Sales

Net sales in the retail segment were $89.7 million, representing a 4.8% increase above prior year sales of $85.6 million. The increase was driven by an overall 9.0% increase in Movado Boutique sales, resulting from a 2.3% comparable store sales increase along with sales from non-comparable stores. Sales by the Company’s outlet stores were slightly above prior year by 1.3%, resulting from a 2.1% comparable store decrease, more than offset by higher sales from non-comparable stores. The Company operated 31 Movado Boutiques and 30 outlet stores at January 31, 2007, compared to 27 Movado Boutiques and 28 outlet stores at January 31, 2006.

The Company considers comparable store sales to be sales of stores that were open as of February 1st of the last year through January 31st of the current year.  The Company had 24 comparable Movado Boutiques and 26 comparable outlet stores for the year ended January 31, 2007. The sales from stores that have been relocated, renovated or refurbished are included in the calculation of comparable store sales. The method of calculating comparative store sales varies across the retail industry.  As a result, the calculation of comparable store sales may not be the same as measures reported by other companies.

Gross Profit

Gross profit for the 2007 fiscal year was $322.9 million or 60.6% of net sales as compared to $286.3 million or 60.8% of net sales in the prior year. The increase in dollar gross profit of $36.6 million was primarily the result of the higher sales volume. Gross margin percentage excluding the liquidation of excess discontinued inventory was 62.5%, as compared to the 60.8% margin recorded in the prior year. The increase in that gross margin percentage was partially driven by higher margins in the Movado Boutiques due to both product mix and improved jewelry margins. In addition, increases were recorded in the accessible luxury and licensed brand categories, largely due to higher margins on new product introductions as well as favorable foreign currency exchange gains recorded in the current year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for the year were $270.6 million, representing a 13.6% increase above prior year expenses of $238.3 million. The increase of $32.3 million includes higher payroll and related costs of $15.5 million reflecting compensation and benefit cost increases, increased headcount to support the growth of both new and existing brands and higher equity compensation costs. The increase also includes higher bad debt expense of approximately $7.3 million, primarily the result of a change in estimate to provide for aged customer receivables. In addition, in fiscal 2007 there was higher spending on marketing and customer support of $6.3 million, increased spending in support of further retail expansion of $4.2 million and increased spending of $2.3 million occurred as a result of the consolidation of the Company’s majority owned joint venture with TWC established to distribute the licensed brands in France and Germany. The increase in SG&A was partially offset by a $2.2 million out-of-period adjustment recorded in the third quarter of fiscal 2007 related to foreign currency transactions.

Wholesale Operating Income

Operating income in the wholesale segment increased by $4.2 million to $46.5 million. The increase was the net result of higher gross profit of $32.3 million, partially offset by the increase in SG&A expenses attributable to the wholesale segment of $28.1 million. The higher gross profit of $32.3 million was the result of the increase in net sales of $57.8 million. The increase in SG&A expenses attributed to the wholesale segment related principally to higher compensation and benefit costs of $15.5 million, higher bad debt expense of $7.3 million, higher marketing and customer support spending of $6.3 million and $2.3 million of TWC-related spending, offset partially by the $2.2 million out-of-period adjustment, each as described above under “Selling, General and Administrative Expenses”.

Retail Operating Income

Operating income in the retail segment increased $0.1 million to $5.8 million. The increase was the net result of higher gross profit of $4.3 million partially offset by higher SG&A expenses attributable to the retail segment of $4.2 million. The increased gross profit was attributed to increased sales volume as well as increased gross profit percentages due to product mix and improved margins on jewelry. The increase in SG&A expenses was primarily the result of increased spending for the non-comparable door expansion.

Other Income

The Company recorded other income for the year ended January 31, 2007 and 2006 of $1.3 million and $1.0 million, respectively. During the year ended January 31, 2007, the Company recorded a pre-tax gain of $0.4 million on the sale of a building acquired on March 1, 2004 in the acquisition of Ebel, a pre-tax gain of $0.8 million on the sale of a piece of artwork acquired in 1988, and a pre-tax gain of $0.1 million on the sale of the rights to a web domain name. During the year ended January 31, 2006, the Company recorded a pre-tax gain of $2.6 million on the sale of another building acquired in the acquisition of Ebel. Additionally, during the year ended January 31, 2006, the Company recorded a pre-tax loss of $1.6 million representing the impact of the discontinuation of foreign currency cash flow hedges because it was not probable that the forecasted transactions would occur by the end of the originally specified time period.

Interest Expense

Interest expense recorded for the years ended January 31, 2007 and 2006 was $3.8 million and $4.6 million, respectively. Average borrowings were $97.2 million at an average borrowing rate of 3.7% for fiscal year 2007 compared to average borrowings of $78.7 million at an average borrowing rate of 5.2% for fiscal year 2006. The lower average borrowing rate was due to the shifting of debt from the United States to Switzerland, which has a more favorable borrowing rate.

For borrowings data for the years ended January 31, 2007 and 2006, see Notes 5 and 6 to the Consolidated Financial Statements regarding Bank Credit Arrangements and Lines of Credit and Long-Term Debt.

Interest Income

Interest income recorded for the years ended January 31, 2007 and 2006 was $3.3 million and $0.5 million, respectively. The repatriated foreign earnings of approximately $150 million in the fourth quarter of fiscal year 2006 under the American Jobs Creation Act of 2004 resulted in significantly higher cash balances in the United States. The cash invested in the United States generated interest income at the rate of 4.9%.

Income Taxes

The Company’s income tax provision amounted to $2.9 million and $18.3 million in fiscal years 2007 and 2006, respectively.  This represents an effective tax rate of 5.4% in fiscal 2007 compared to 40.8% for fiscal 2006.  The lower effective tax rate for fiscal 2007 is primarily the result of a partial release of the valuation allowance on Swiss tax losses related to the acquired Ebel net operating loss carryforward. The effective tax rate for fiscal 2007 excluding the benefit from the release of the valuation allowance was 23.26%. The higher effective tax rate for fiscal 2006 is primarily due to the fourth quarter 2006 tax charge of $7.5 million associated with repatriated foreign earnings under the American Jobs Creation Act of 2004. The effective tax rate for fiscal 2006 excluding the repatriation related tax charge was 24.06%. For additional information related to income taxes for the years ended January 31, 2007 and 2006, see Note 9 to the Consolidated Financial Statements.

Fiscal 2006 Compared to Fiscal 2005

Net Sales

Net sales in fiscal 2006 were $470.9 million, or 12.4% above fiscal 2005 sales of $419.0 million. For the year, sales increases were recorded in all business segments and all brands, except the Concord brand.

Domestic Wholesale Net Sales

The domestic wholesale business increased by 11.9%, or $30.5 million, to $286.8 million. A sales increase of $12.1 million was recorded in the Movado brand. This sales growth was achieved through the introduction of new styling and variations within existing watch families, including the addition of diamonds to offer fresh elements appealing to the Movado customer coupled with strong iconic marketing and advertising support. The ESQ brand recorded a sales increase of $8.1 million due to the successful repositioning of the brand in the entry level Swiss watch category by the introduction of new product with integrated marketing support and a new advertising campaign which led to strong retailer demand. The Ebel brand recorded a sales increase of $6.0 million. This strong performance reflects the cumulative impact of the Company’s efforts over the past two years to re-establish the brand with product and marketing support to bring the brand image back to its roots and values. Concord sales were below prior year by $1.8 million, primarily due to reduced retailer demand and sell through to the ultimate consumer.

International Wholesale Net Sales

The international wholesale business increased by 11.1%, or $9.9 million, to $98.6 million. Ebel and Tommy Hilfiger recorded increases of $9.1 million and $4.8 million, respectively. The increases in Ebel were achieved in virtually all international markets. This was primarily the result of stronger retailer demand for the new product introductions and the Company’s marketing and advertising support. Tommy Hilfiger sales increased primarily in Europe due to market expansions and increased consumer recognition and demand. Concord sales were below prior year by $3.9 million due to sales decreases recorded in Asia and the Middle East.

Retail Net Sales

Sales in the Company’s retail segment increased by $11.6 million, or 15.7%, to $85.6 million. Comparable store sales increases of 8.5% were achieved in the Movado Boutiques. In addition, non-comparable store sales grew by $6.0 million over the prior year. Comparable store sales in the Company outlet stores increased by 7.3%. At January 31, 2006, the Company operated 27 Movado Boutiques and 28 outlet stores as compared to 24 Movado Boutiques and 27 outlet stores at January 31, 2005.

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

Gross Margin

Gross margin for the year was $286.3 million, an increase of $36.2 million over prior year gross margin of $250.1 million. The increase of $36.2 million was primarily due to increased sales of $52.0 million as well as an overall increase in the gross margin as a percent of sales from 59.7% to 60.8%. The higher gross margin percentage was attributed to margin improvements in most of the Company’s brands, particularly Ebel. This improvement was due to Ebel being fully-integrated into the Company’s existing supply chain. In addition, the Movado Boutiques margin rate improved due to both the product mix and generally higher margins in jewelry.

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

Interest Expense

Interest expense for fiscal 2006 was $4.1 million, reflecting a 19.8% increase over fiscal 2005 interest of $3.4 million.  The increase was primarily the result of higher average borrowings, which were $78.7 million or 35.7% above the prior year.  The increased borrowings were incurred in Switzerland in order to repatriate foreign earnings under the American Jobs Creation Act of 2004 as well as to fund the Company’s working capital needs. Additionally, higher borrowing rates for the year contributed to the increase in expense.

Income Taxes

The Company’s income tax provision amounted to $18.3 million and $6.8 million in fiscal 2006 and 2005, respectively.  This represents an effective tax rate of 40.8% in fiscal 2006 compared to 20.5% for fiscal 2005.  The higher effective tax rate for 2006 is primarily due to the fourth quarter 2006 tax charge of $7.5 million associated with repatriated foreign earnings under the American Jobs Creation Act of 2004. In the prior year, the lower effective tax rate was the result of a retroactive favorable Swiss tax ruling and a favorable U.S. tax accrual adjustment.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2007, the Company had $133.0 million of cash and cash equivalents as compared to $123.6 million in the comparable prior year period.

Cash generated by operating activities continues to be the Company’s primary source to fund its growth initiatives and to pay dividends.  In fiscal 2007, 2006 and 2005, the Company generated cash from operations of $67.8 million, $29.7 million and $31.0 million, respectively. Cash flow from operations for all three years was driven by net income of $50.1 million, $26.6 million and $26.3 million for fiscal 2007, 2006 and 2005, respectively.

Accounts receivable at January 31, 2007 were $111.4 million as compared to $109.9 million in the comparable prior year period.  The increase of $1.5 million or 1.4% was below the sales growth of 13.2%. This improvement reflects the results of higher cash collections during the year, higher sales in the retail segment and for the Company’s licensed brands where shorter payment terms are the norm as well as higher allowances for doubtful accounts due to a $7.3 million increase in bad debt expense. The accounts receivable days outstanding were 62 days and 70 days for the fiscal years ended January 31, 2007 and 2006, respectively.

Inventories at January 31, 2007 were $193.3 million as compared to $198.6 million in the comparable prior year period.  The $5.3 million decrease was primarily due to the Company’s ability to liquidate excess discontinued inventory in the Concord and Movado brands. This reduction was somewhat offset by increases in licensed brand inventory primarily due to the expansion of the Hugo Boss brand and launch of Juicy Couture, increases due to an unfavorable currency impact of $2.4 million due to the weaker U.S. dollar in translating the inventory and higher inventory of $3.6 million primarily due to purchases to support the retail expansion.

Cash used in investing activities amounted to $19.1 million, $13.2 million and $59.5 million in fiscal 2007, 2006 and 2005, respectively. Cash used in investing activities during fiscal 2007 was for capital expenditures of $20.2 million primarily to support the build out of six new retail stores, the renovation and expansion of existing stores, further automation of the distribution center in Moonachie, New Jersey and system hardware and software acquisitions, including the purchase of software to support the planned future change in the Company’s ERP environment. This additional use of cash was partially offset by $1.8 million of cash received as a result of the sale of assets, including a piece of artwork acquired in 1988, a building acquired in connection with the acquisition of Ebel on March 1, 2004 and the rights to a web domain name. Cash used in investing activities during fiscal 2006 was for capital expenditures of $16.4 million primarily to support the build out of five new retail stores, renovation and expansion of existing stores, the expansion of office space in the corporate headquarters in Paramus, New Jersey and further automation of the distribution center in Moonachie, New Jersey. The cash used in investing activities was offset by $4.0 million received as proceeds from the sale of another building acquired in March 2004 in connection with the acquisition of Ebel.

Cash used in financing activities for fiscal 2007 amounted to $32.8 million as compared to cash provided by financing activities of $60.8 million and $2.7 million in fiscal 2006 and 2005, respectively. Cash used in financing activities during fiscal 2007 primarily consisted of repayments of long-term debt. Cash provided by financing activities during fiscal 2006 was primarily due to the increase in borrowings of 83.0 million Swiss francs, with a dollar equivalent of $65.0 million, to repatriate foreign earnings under the American Jobs Creation Act of 2004.

During fiscal 1999, the Company issued $25.0 million of Series A Senior Notes under a Note Purchase and Private Shelf Agreement dated November 30, 1998. These notes bear interest of 6.90% per annum, mature on October 30, 2010 and are subject to annual repayments of $5.0 million commencing October 31, 2006. These notes contain certain financial covenants including an interest coverage ratio and maintenance of consolidated net worth and certain non-financial covenants that restrict the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding. At January

31, 2007, the Company was in compliance with all financial and non-financial covenants and $20.0 million of these notes were issued and outstanding.

As of March 21, 2004, the Company amended its Note Purchase and Private Shelf Agreement, originally dated March 21, 2001. This agreement, which expired on March 21, 2007, allowed for the issuance of senior promissory notes in the aggregate principal amount of up to $40.0 million with maturities up to 12 years from their original date of issuance. On October 8, 2004, the Company issued, pursuant to the Note Purchase Agreement, 4.79% Senior Series A-2004 Notes due 2011 (the "Senior Series A-2004 Notes") pursuant to the Note Purchase Agreement in an aggregate principal amount of $20.0 million, which will mature on October 8, 2011 and are subject to annual repayments of $5.0 million commencing on October 8, 2008. Proceeds of the Senior Series A-2004 Notes have been used by the Company for capital expenditures, repayment of certain of its debt obligations and general corporate purposes. These notes contain certain financial covenants, including an interest coverage ratio and maintenance of consolidated net worth and certain non-financial covenants that restrict the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding. As of January 31, 2007, the Company was in compliance with all financial and non-financial covenants and $20.0 million of these notes were issued and outstanding.

On December 15, 2005, the Company as parent guarantor, and its Swiss subsidiaries, MGI Luxury Group S.A. and Movado Watch Company SA as borrowers, entered into a credit agreement with JPMorgan Chase Bank, N.A., JPMorgan Securities, Inc., Bank of America, N.A., PNC Bank and Citibank, N.A. (the "Swiss Credit Agreement") which provides for a revolving credit facility of 90.0 million Swiss francs and matures on December 15, 2010. The obligations of the Company’s two Swiss subsidiaries under this credit agreement are guaranteed by the Company under a Parent Guarantee, dated as of December 15, 2005, in favor of the lenders. The Swiss Credit Agreement contains financial covenants, including an interest coverage ratio, average debt coverage ratio and limitations on capital expenditures and certain non-financial covenants that restrict the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding. Borrowings under the Swiss Credit Agreement bear interest at a rate equal to the LIBOR (as defined in the Swiss Credit Agreement) plus a margin ranging from .50% per annum to .875% per annum (depending upon a leverage ratio). As of January 31, 2007, the Company was in compliance with all financial and non-financial covenants and had 50.0 million Swiss francs, with a dollar equivalent of $40.2 million, outstanding under this revolving credit facility.

On December 15, 2005, the Company and its Swiss subsidiaries, MGI Luxury Group S.A. and Movado Watch Company SA, entered into a credit agreement with JPMorgan Chase Bank, N.A., JPMorgan Securities, Inc., Bank of America, N.A., PNC Bank and Citibank, N.A. (the "US Credit Agreement") which provides for a revolving credit facility of $50.0 million (including a sublimit for borrowings in Swiss francs of up to $25.0 million) with a provision to allow for an increase of an additional $50.0 million subject to certain terms and conditions. The US Credit Agreement will mature on December 15, 2010. The obligations of MGI Luxury Group S.A. and Movado Watch Company SA are guaranteed by the Company under a Parent Guarantee, dated as of December 15, 2005, in favor of the lenders. The obligations of the Company are guaranteed by certain domestic subsidiaries of the Company under subsidiary guarantees, in favor of the lenders. The US Credit Agreement contains financial covenants, including an interest coverage ratio, average debt coverage ratio and limitations on capital expenditures and certain non-financial covenants that restrict the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding. Borrowings under the US Credit Agreement bear interest, at the Company’s option, at a rate equal to the Adjusted LIBOR (as defined in the US Credit Agreement) plus a margin ranging from .50% per annum to .875% per annum (depending upon a leverage ratio), or the Alternate Base Rate (as defined in the US Credit Agreement). As of January 31, 2007, the Company was in compliance with all financial and non-financial covenants, and there were no outstanding borrowings against this line.

On June 16, 2006, the Company renewed a line of credit letter agreement with Bank of America and an amended and restated promissory note in the principal amount of up to $20.0 million payable to Bank of America, originally dated December 12, 2005. Pursuant to the line of credit letter agreement, Bank of America will consider requests for short-term loans and documentary letters of credit for the importation of merchandise inventory, the aggregate amount of which at any time outstanding shall not exceed $20.0 million. The Company's obligations under the agreement are guaranteed by its subsidiaries, Movado Retail Group, Inc. and Movado LLC. Pursuant to the amended and restated promissory note, the Company promised to pay to Bank of America $20.0 million, or such lesser amount as may then be the unpaid balance of all loans made by Bank of America to the Company thereunder, in immediately available funds upon the maturity date of June 16, 2007. The Company has the right to prepay all or part of any outstanding amounts under the promissory note without penalty at any time prior to the maturity date. The amended and restated promissory note bears interest at an annual rate equal to either (i) a floating rate equal to the prime rate or (ii) such fixed rate as may be agreed upon by the Company and Bank of America for an interest period which is also then agreed upon. The amended and restated promissory note contains various representations and warranties and events of default that are customary for instruments of that type. As of January 31, 2007, there were no outstanding borrowings against this line.

On July 31, 2006, the Company renewed a promissory note, originally dated December 13, 2005, in the principal amount of up to $37.0 million, at a revised amount of up to $7.0 million, payable to JPMorgan Chase Bank, N.A. ("Chase"). Pursuant to the promissory note, the Company promised to pay to Chase $7.0 million, or such lesser amount as may then be the unpaid balance of each loan made or letter of credit issued by Chase to the Company thereunder, upon the maturity date of July 31, 2007. The Company has the right to prepay all or part of any outstanding amounts under the promissory note without penalty at any time prior to the maturity date. The promissory note bears interest at an annual rate equal to (i) a floating rate equal to the prime rate, (ii) a fixed rate equal to an adjusted LIBOR plus 0.625% or (iii) a fixed rate equal to a rate of interest offered by Chase from time to time on any single commercial borrowing. The promissory note contains various events of default that are customary for instruments of that type. In addition, it is an event of default for any security interest or other encumbrance to be created or imposed on the Company's property, other than as permitted in the lien covenant of the US Credit Agreement. Chase issued 11 irrevocable standby letters of credit for retail and operating facility leases to various landlords, for the administration of the Movado Boutique private-label credit card and Canadian payroll to the Royal Bank of Canada totaling $1.2 million with expiration dates through May 15, 2008. As of January 31, 2007, there were no outstanding borrowings against this promissory note.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. Available credit under these lines totaled 8.0 million Swiss francs, with dollar equivalents of $6.4 million and $6.3 million at January 31, 2007 and 2006, respectively. As of January 31, 2007, three European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $1.6 million in various foreign currencies. As of January 31, 2007, there were no outstanding borrowings against these lines.

For fiscal 2007, treasury shares increased by 64,599 as the result of cashless exercises of stock options and restricted stock.

Cash dividends were $6.2 million, $5.1 million and $4.0 million in fiscal years 2007, 2006 and 2005, respectively.

At January 31, 2007, the Company had working capital of $383.4 million as compared to $366.5 million in the prior year.  The Company defines working capital as the difference between current assets and current liabilities. The Company expects that annual capital expenditures in the near term will increase to approximately $30 million as compared to $20.2 million in fiscal 2007. The increase in capital expenditures is principally due to the planned acquisition of a new ERP operating system expected to be installed and operational in fiscal 2009. Management believes that the cash on hand in addition to the expected cash flow from operations and the Company’s short-term borrowing capacity will be sufficient to meet its working capital needs for at least the next 12 months.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Payments due by period (in thousands):

	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Contractual Obligations:
Long-Term Debt Obligations (1)	$80,196	$5,000	$20,000	$55,196	$-
Interest Payments on Long-Term Debt (1)	10,910	3,181	5,086	2,643	-
Operating Lease Obligations (2)	84,160	14,121	24,225	20,419	25,395
Purchase Obligations (3)	42,015	42,015	-	-	-
Other Long-Term Obligations (4)	92,149	14,825	24,406	29,825	23,093
Total Contractual Obligations	$309,430	$79,142	$73,717	$108,083	$48,488

(1) The Company has long-term debt obligations and related interest payments of $46.8 million related to Series A-2004 Senior Notes and Series A Senior Notes further discussed in “Liquidity and Capital Resources”. Additionally, the Company has long-term debt obligations and related interest payments of $44.3 million related to the Swiss revolving credit facility entered into in fiscal 2006.
(2) Includes store operating leases, which generally provide for payment of direct operating costs in addition to rent. These obligation amounts include future minimum lease payments and exclude direct operating costs.
(3) The Company had outstanding purchase obligations with suppliers at the end of fiscal 2007 for raw materials, finished watches, jewelry and packaging in the normal course of business. These purchase obligation amounts do not represent total anticipated purchases but represent only amounts to be paid for items required to be purchased under agreements that are enforceable, legally binding and specify minimum quantity, price and term.
(4) Other long-term obligations consist of two items: minimum obligations related to the Company’s license agreements and endorsement agreements with brand ambassadors. The Company manufactures, distributes, advertises and sells watches pursuant to its exclusive license agreements with unaffiliated licensors. Royalty amounts are generally based on a stipulated percentage of revenues, although certain of these agreements contain provisions for the payment of minimum annual royalty amounts. The license agreements have various terms with additional renewal options, provided that minimum sales levels are achieved. Additionally, the license agreements require the Company to pay certain advertising expenses based on a stipulated percentage of revenues, although certain of these agreements contain provisions for the payment of minimum annual advertising amounts.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet financing or unconsolidated special-purpose entities.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)" (“FIN 48”) which is effective for fiscal years beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently evaluating the impact of its adoption of FIN 48 and has not yet determined the effect on its earnings or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, ‘‘Fair Value Measurements’’ (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS 157 on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FAS 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 159 on the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Foreign Currency Exchange Rate Risk

The Company’s primary market risk exposure relates to foreign currency exchange risk (see Note 7 to the Consolidated Financial Statements). The majority of the Company’s purchases are denominated in Swiss francs. The Company reduces its exposure to the Swiss franc exchange rate risk through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. The Company uses various derivative financial instruments to further reduce the net exposures to currency fluctuations, predominately forward and option contracts. These derivatives either (a) are used to hedge the Company’s Swiss franc liabilities and are recorded at fair value with the changes in fair value reflected in earnings or (b) are documented as SFAS No. 133 cash flow hedges with the gains and losses on this latter hedging activity first reflected in other comprehensive income, and then later classified into earnings. In both cases, the earnings impact is partially offset by the effects of currency movements on the underlying hedged transactions. If the Company did not engage in a hedging program, any change in the Swiss franc to local currency would have an equal effect on the Company’s cost of sales. In addition, the Company hedges its Swiss franc payable exposure with forward contracts. As of January 31, 2007, the Company’s entire net forward contracts hedging portfolio consisted of 117.0 million Swiss francs equivalent for various expiry dates ranging through January 8, 2008 compared to a portfolio of 140.0 million Swiss franc equivalent for various expiry dates ranging through October 31, 2006 as of January 31, 2006. If the Company was to settle its Swiss franc forward contracts at January 31, 2007, the net result would be a loss of $0.7 million, net of tax benefit of $0.4 million. The Company had 24.0 million Swiss franc option contracts related to cash flow hedges for various expiry dates ranging through October 31, 2007 as of January 31, 2007 compared to 10.0 million Swiss franc option contracts for various expiry dates ranging through October 27, 2006 as of January 31, 2006. If the Company was to settle its Swiss franc option contracts at January 31, 2007, the net result would be a loss of $0.2 million, net of tax benefit of $0.1 million.

The Company’s Board of Directors authorized the hedging of the Company’s Swiss franc denominated investment in its wholly-owned Swiss subsidiaries using purchase options under certain limitations. These hedges are treated as net investment hedges under SFAS No. 133. As of January 31, 2007 and 2006, the Company did not hold a purchased option hedge portfolio related to net investment hedging.

Commodity Risk

Additionally, the Company has a hedging program related to gold used in the manufacturing of the Company’s watches. Under this hedging program, the Company purchases various commodity derivative instruments, primarily future contracts. These derivatives are documented as SFAS No. 133 cash flow hedges, and gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. If the Company did not engage in a gold hedging program, any changes in the gold price would have an equal effect on the Company’s cost of sales. The Company did not hold any futures contracts in its gold hedge portfolio related to cash flow hedges as of January 31, 2007 and 2006.

Debt and Interest Rate Risk

In addition, the Company has certain debt obligations with variable interest rates, which are based on LIBOR plus a fixed additional interest rate. The Company does not hedge these interest rate risks. The Company also has certain debt obligations with fixed interest rates. The differences between the market based interest rates at January 31, 2007, and the fixed rates were unfavorable. The Company believes that a 1% change in interest rates would affect the Company’s net income by approximately $0.5 million.

Item 8. Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) under the Securities Exchange Act, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting during the quarter ended January 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

It should be noted that while the Company’s Chief Executive Officer and Chief Financial Officer believe that the Company’s disclosure controls and procedures provide a reasonable level of assurance that they are effective, they do not expect that the Company’s disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

See Consolidated Financial Statements and Supplementary Data for Management’s Annual Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm containing an attestation thereto.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is included in the Company’s Proxy Statement for the 2007 annual meeting of shareholders under the captions “Election of Directors” and “Management” and is incorporated herein by reference.

Information on the beneficial ownership reporting for the Company’s directors and executive officers is contained in the Company’s Proxy Statement for the 2007 annual meeting of shareholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Information on the Company’s Audit Committee and Audit Committee Financial Expert is contained in the Company’s Proxy Statement for the 2007 annual meeting of shareholders under the caption “Information Regarding the Board of Directors and Its Committees” and is incorporated herein by reference.

The Company has adopted and posted on its website at www.movadogroupinc.com a Code of Business Conduct and Ethics that applies to all directors, officers and employees, including the Company’s Chief Executive Officer, Chief Financial Officer and principal financial and accounting officers. The Company will post any amendments to the Code of Business Conduct and Ethics, and any waivers that are required to be disclosed by SEC regulations, on the Company’s website.

Item 11. Executive Compensation

The information required by this item is included in the Company’s Proxy Statement for the 2007 annual meeting of shareholders under the captions “Executive Compensation” and “Compensation of Directors” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included in the Company’s Proxy Statement for the 2007 annual meeting of shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is included in the Company’s Proxy Statement for the 2007 annual meeting of shareholders under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item is included in the Company’s Proxy Statement for the 2007 annual meeting of shareholders under the caption “Fees Paid to PricewaterhouseCoopers LLP” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report

1. Financial Statements:

See Financial Statements Index on page 42 included in Item 8 of Part II of this annual report.

2. Financial Statement Schedule:

Schedule II    Valuation and Qualifying Accounts and Reserves

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

3. Exhibits:

Incorporated herein by reference is a list of the Exhibits contained in the Exhibit Index on pages 48 through 55 of this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOVADO GROUP, INC. (Registrant)
Dated: March 30, 2007	By:	/s/ Gedalio Grinberg
Gedalio Grinberg
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 30, 2007	/s/ Gedalio Grinberg
Gedalio Grinberg
Chairman of the Board of Directors

Dated: March 30, 2007	/s/ Efraim Grinberg
Efraim Grinberg
President and Chief Executive Officer

Dated: March 30, 2007	/s/ Richard J. Coté
Richard J. Coté
Executive Vice President and
Chief Operating Officer

Dated: March 30, 2007	/s/ Eugene J. Karpovich
Eugene J. Karpovich
Senior Vice President, Chief Financial Officer
and Principal Accounting Officer

Dated: March 30, 2007	/s/ Margaret Hayes Adame
Margaret Hayes Adame
Director

Dated: March 30, 2007	/s/ Donald Oresman
Donald Oresman
Director

Dated: March 30, 2007	/s/ Leonard L. Silverstein
Leonard L. Silverstein
Director

Dated: March 30, 2007	/s/ Alan H. Howard
Alan H. Howard
Director

Dated: March 30, 2007	/s/ Nathan Leventhal
Nathan Leventhal
Director

Dated: March 30, 2007	/s/ Richard D. Isserman
Richard D. Isserman
Director

EXHIBIT INDEX

Exhibit		Sequentially
Number	Description	Numbered Page

3.1	Restated By-Laws of the Registrant. Incorporated by reference to Exhibit 3.1 filed with the Company’s Registration Statement on Form S-1 (Registration No. 33-666000).

3.2
Restated Certificate of Incorporation of the Registrant as amended. Incorporated herein by reference to Exhibit 3(i) to the Registrant's Quarterly Report on Form 10-Q filed for the quarter ended July 31, 1999.

4.1	Specimen Common Stock Certificate. Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 1998.

4.2
Note Purchase and Private Shelf Agreement dated as of November 30, 1998 between the Registrant and The Prudential Insurance Company of America. Incorporated herein by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 1999.

4.3
Note Purchase and Private Shelf Agreement dated as of March 21, 2001 between the Registrant and The Prudential Insurance Company of America. Incorporated herein by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2001.

4.4
Amendment dated as of March 21, 2004 to Note Purchase and Private Shelf Agreement dated as of March 21, 2001 between the Registrant and The Prudential Insurance Company of America. Incorporated herein by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2004.

10.1
Amendment Number 1 to License Agreement dated December 9, 1996 between the Registrant as Licensee and Coach, a division of Sara Lee Corporation as Licensor, dated as of February 1, 1998. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1998.

Exhibit		Sequentially
Number	Description	Numbered Page

10.2
Agreement dated January 1, 1992, between The Hearst Corporation and the Registrant, as amended on January 17, 1992. Incorporated herein by reference to Exhibit 10.8 filed with the Company’s Registration Statement on Form S-1 (Registration No. 33-666000).

10.3
Letter Agreement between the Registrant and The Hearst Corporation dated October 24, 1994 executed October 25, 1995 amending License Agreement dated as of January 1, 1992, as amended. Incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1995.

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

10.6
Death and Disability Benefit Plan Agreement dated September 23, 1994 between the Registrant and Gedalio Grinberg. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1994. *

10.7
Registrant's amended and restated Deferred Compensation Plan for Executives effective June 17, 2004. Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2005. *

10.8
License Agreement dated December 9, 1996 between the Registrant and Sara Lee Corporation. Incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 1997.

Exhibit		Sequentially
Number	Description	Numbered Page

10.9
First Amendment to Lease dated April 8, 1998 between RCPI Trust, successor in interest to Rockefeller Center Properties (“Landlord”) and Movado Retail Group, Inc., successor in interest to SwissAm, Inc. (“Tenant”) amending lease dated August 10, 1994 between Landlord and Tenant for space at 630 Fifth Avenue, New York, New York. Incorporated herein by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 1998.

10.10
Second Amendment dated as of September 1, 1999 to the December 1, 1996 License Agreement between Sara Lee Corporation and Registrant. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1999.

10.11
License Agreement entered into as of June 3, 1999 between Tommy Hilfiger Licensing, Inc. and Registrant. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1999.

10.12
Severance Agreement dated December 15, 1999, and entered into December 16, 1999 between the Registrant and Richard J. Coté. Incorporated herein by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2000. *

10.13
Lease made December 21, 2000 between the Registrant and Mack-Cali Realty, L.P. for premises in Paramus, New Jersey together with First Amendment thereto made December 21, 2000. Incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2000.

10.14
Lease Agreement dated May 22, 2000 between Forsgate Industrial Complex and the Registrant for premises located at 105 State Street, Moonachie, New Jersey. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended April 30, 2000.

Exhibit		Sequentially
Number	Description	Numbered Page

10.15
Second Amendment of Lease dated July 26, 2001 between Mack-Cali Realty, L.P., as landlord, and Movado Group, Inc., as tenant, further amending lease dated as of December 21, 2000. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended October 31, 2001.

10.16
Third Amendment of Lease dated November 6, 2001 between Mack-Cali Realty, L.P., as lessor and Movado Group, Inc., as lessee, for additional space at Mack-Cali II, One Mack Drive, Paramus, New Jersey. Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended October 31, 2001.

10.17
Amendment Number 2 to Registrant’s 1996 Stock Incentive Plan dated March 16, 2001. Incorporated herein by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2002.*

10.18
Amendment Number 3 to Registrant’s 1996 Stock Incentive Plan approved June 19, 2001. Incorporated herein by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2002.*

10.19
Amendment Number 3 to License Agreement dated December 9, 1996, as previously amended, between the Registrant, Movado Watch Company S.A. and Coach, Inc. dated as of January 30, 2003. Incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2002.

10.20
Line of Credit Letter Agreement dated August 20, 2001 between the Registrant and The Bank of New York. Incorporated herein by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2002.

Exhibit		Sequentially
Number	Description	Numbered Page

10.21
First Amendment to the License Agreement dated June 3, 1999 between Tommy Hilfiger Licensing, Inc., Registrant and Movado Watch Company S.A. entered into January 16, 2002. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002.

10.22
Second Amendment to the License Agreement dated June 3, 1999 between Tommy Hilfiger Licensing, Inc., Registrant and Movado Watch Company S.A. entered into August 1, 2002. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002.

10.23
Amendment dated August 5, 2004 to Line of Credit Agreement between the Registrant and The Bank of New York dated August 20, 2001. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.

10.24
Endorsement Agreement dated as of April 4, 2003 between the Registrant and The Grinberg Family Trust. Incorporated herein by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2003.

10.25
Third Amendment to License Agreement dated June 3, 1999 between Tommy Hilfiger Licensing, Inc. and the Registrant entered into as of May 7, 2004. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2004.

10.26
Employment Agreement dated August 27, 2004 between the Registrant and Mr. Eugene J. Karpovich. Incorporated herein by reference to Exhibit 10.2 the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2004. *

10.27
Employment Agreement dated August 27, 2004 between the Registrant and Mr. Frank Kimick. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2004. *

Exhibit		Sequentially
Number	Description	Numbered Page

10.28
Employment Agreement dated August 27, 2004 between the Registrant and Mr. Timothy F. Michno. Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2004. *

10.29
Master Credit Agreement dated August 17, 2004 and August 20, 2004 between MGI Luxury Group S.A. and UBS AG. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.

10.30
Fourth Amendment to License Agreement dated June 3, 1999 between Tommy Hilfiger Licensing, Inc. and the Registrant entered into as of June 25, 2004. Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.

10.31
Fifth Amendment of Lease dated October 20, 2003 between Mack-Cali Realty, L.P. as landlord and the Registrant as tenant further amending the lease dated as of December 21, 2000. Incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2004.

10.32
Registrant’s 1996 Stock Incentive Plan, amended and restated as of April 8, 2004. Incorporated herein by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2005.*

10.33
License Agreement entered into December 15, 2004 between MGI Luxury Group S.A. and HUGO BOSS Trade Mark Management GmbH & Co. Incorporated herein by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2005.

Exhibit		Sequentially
Number	Description	Numbered Page

10.34
$50 million Credit Agreement dated as of December 15, 2005 between the Registrant, MGI Luxury Group S.A. and Movado Watch Company S.A., as borrowers the Lenders signatory thereto and JPMorgan Chase Bank, N.A. as Administrative Agent, Swingline Bank and Issuing Bank. Incorporated herein by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2006.

10.35
CHF 90 million Credit Agreement dated as of December 15, 2005 between MGI Luxury Group S.A. and Movado Watch Company S.A., as borrowers, the Registrant as Parent, each of the lenders signatory thereto and JPMorgan Chase Bank as administrative agent. Incorporated herein by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2006.

10.36
Line of Credit Agreement between the Registrant and Bank of America, N.A. and Amended and Restated Promissory Note payable to Bank of America, N.A., dated as of December 12, 2005. Incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2006.

10.37
License Agreement dated as of November 18, 2005 by and between the Registrant, Swissam Products Limited and L.C. Licensing, Inc. Incorporated herein by reference to Exhibit 10.37 to the Registrant’s Annual Report on From 10-K for the year ended January 31, 2006.

10.38
Line of Credit Letter Agreement dated as of June 19, 2005 between the Registrant and Bank of America and Amended and Restated Promissory Note as of June 19, 2005. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.

10.39
Promissory Note dated as of December 13, 2005 to JPMorgan Chase Bank, N.A. Incorporated herein by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2006.

Exhibit		Sequentially
Number	Description	Numbered Page

10.40
Line of Credit Letter Agreement dated as of June 16, 2006 between the Registrant and Bank of America, N.A. and Amended and Restated Promissory Note dated as of June 16, 2006 to Bank of America, N.A. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006.

10.41
Promissory Note dated as of July 31, 2006 to JPMorgan Chase Bank, N.A. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006.

10.42
License Agreement entered into effective March 27, 2006 between MGI Luxury Group, S.A. and Lacoste S.A., Sporloisirs S.A. and Lacoste Alligator S.A. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2006.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such terms are defined in Rule 13a-15(f) under the Exchange Act, for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of January 31, 2007.

Management’s assessment of the effectiveness of our internal control over financial reporting as of January 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Movado Group, Inc.:

We have completed integrated audits of Movado Group, Inc.'s 2007 and 2006 consolidated financial statements and of its internal control over financial reporting as of January 31, 2007, and an audit of its 2005 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Movado Group, Inc. and its subsidiaries at January 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 13 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2007.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in "Management's Annual Report on Internal Control Over Financial Reporting" appearing in the accompanying index, that the Company maintained effective internal control over financial reporting as of January 31, 2007 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 28, 2007

MOVADO GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Fiscal Year Ended January 31,

	2007	2006	2005

Net sales	$532,865	$470,941	$418,966
Cost of sales	209,922	184,621	168,818

Gross profit	322,943	286,320	250,148
Selling, general and administrative	270,624	238,283	215,072

Operating income	52,319	48,037	35,076
Other income, net (Note 19)	1,347	1,008	1,444
Interest expense	(3,785)	(4,574)	(3,544)
Interest income	3,280	465	114

Income before income taxes and minority interest	53,161	44,936	33,090
Provision for income taxes (Note 9)	2,890	18,319	6,783
Minority interest	133	-	-

Net income	$50,138	$26,617	$26,307

Basic income per share:
Net income per share	$1.95	$1.05	$1.06
Weighted basic average shares outstanding	25,670	25,273	24,708

Diluted income per share:
Net income per share	$1.87	$1.02	$1.03
Weighted diluted average shares outstanding	26,794	26,180	25,583

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	January 31,
	2007	2006
ASSETS
Current assets:
Cash	$133,011	$123,625
Trade receivables, net	111,417	109,852
Inventories, net	193,342	198,582
Other	35,109	26,319
Total current assets	472,879	458,378

Property, plant and equipment, net	56,823	52,168
Other assets	47,916	39,373

Total assets	$577,618	$549,919

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,000	$5,000
Accounts payable	32,901	33,120
Accrued payroll and benefits	14,751	10,167
Accrued liabilities	30,859	35,334
Current taxes payable	5,011	7,724
Deferred income taxes	935	503
Total current liabilities	89,457	91,848

Long-term debt	75,196	104,955
Deferred and noncurrent income taxes	11,054	11,947
Other liabilities	23,087	19,491
Total liabilities	198,794	228,241

Commitments and contingencies (Notes 11 and 12)

Minority Interest	443	-

Shareholders’ equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	-	-
Common Stock, $0.01 par value, 100,000,000 shares authorized; 23,872,262 and 23,215,836 shares issued, respectively	239	232
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,642,159 and 6,766,909 shares issued and outstanding, respectively	66	68
Capital in excess of par value	117,811	107,965
Retained earnings	280,495	236,515
Accumulated other comprehensive income	32,307	27,673
Treasury Stock, 4,678,244 and 4,613,645 shares at cost, respectively	(52,537)	(50,775)
Total shareholders’ equity	378,381	321,678

Total liabilities and equity	$577,618	$549,919

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Fiscal Year Ended January 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$50,138	$26,617	$26,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,580	16,780	12,603
Utilization of NOL	210	2,881	2,725
Impairment of long-lived assets	-	-	2,025
Deferred income taxes	(10,655)	(4,575)	8,132
Provision for losses on accounts receivable	9,698	2,399	2,072
Provision for losses on inventory	1,953	1,529	3,221
Stock-based compensation	3,227	1,227	824
Excess tax benefit from stock-based compensation	(1,968)	-	-
Gain on disposition of property, plant and equipment	-	-	(253)
Gain on sale of assets	(1,347)	(2,630)	-
Loss on hedge derivatives	-	1,622	-
Minority interest	133	-	-
Tax benefit from stock options exercised	-	2,436	2,554

Changes in assets and liabilities:
Trade receivables	(1,244)	(5,496)	1,422
Inventories	7,627	(18,282)	(29,587)
Other current assets	(5,990)	(240)	5,716
Accounts payable	(473)	(1,662)	11,248
Accrued liabilities	(3,429)	351	(6,615)
Accrued payroll and benefits	4,584	(508)	2,714
Current taxes payable	(731)	7,727	(12,199)
Other noncurrent assets	(4,072)	(2,808)	(6,253)
Other noncurrent liabilities	3,593	2,302	4,358
Net cash provided by operating activities	67,834	29,670	31,014

Cash flows from investing activities:
Capital expenditures	(20,178)	(16,367)	(14,947)
Proceeds from sale of assets	1,791	4,000	-
Acquisition of Ebel, net of cash acquired	-	-	(43,525)
Trademarks	(711)	(798)	(1,000)
Net cash used in investing activities	(19,098)	(13,165)	(59,472)

Cash flows from financing activities:
Net (repayments) / proceeds of bank borrowings	(26,512)	64,955	-
Repayment of Senior Notes	(5,000)	-	(10,000)
Payment of Ebel mortgage	-	-	(5,187)
Proceeds of Senior Notes	-	-	20,000
Stock options exercised and other changes	2,894	929	1,879
Excess tax benefit from stock-based compensation	1,968	-	-
Dividends paid	(6,158)	(5,055)	(3,955)
Net cash (used in) / provided by financing activities	(32,808)	60,829	2,737

Effect of exchange rate changes on cash and cash equivalents	(6,542)	(17,491)	7,420

Net increase (decrease) in cash and cash equivalents	9,386	59,843	(18,301)

Cash and cash equivalents at beginning of year	123,625	63,782	82,083
Cash and cash equivalents at end of year	$133,011	$123,625	$63,782

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Preferred Stock	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock

Balance, January 31, 2004	$-	$109	$34	$89,491	$192,601	$34,473	($41,995)
Net income					26,307
Stock split adjustment		109	34	(143)
Dividends ($0.16 per share)					(3,955)
Stock options exercised, net of tax of $2,554		8		10,010			(5,690)
Supplemental executive retirement plan				107
Stock-based compensation expense				824
Net unrealized gain on investments, net of tax of $18						39
Net change in effective portion of hedging contracts, net of tax of $134						366
Foreign currency translation adjustment						13,828
Balance, January 31, 2005	$-	$226	$68	$100,289	$214,953	$48,706	($47,685)
Net income					26,617
Dividends ($0.20 per share)					(5,055)
Stock options exercised, net of tax of $2,436		6		6,325			(3,090)
Supplemental executive retirement plan				124
Stock-based compensation expense				1,227
Net unrealized gain on investments, net of tax of $19						1
Net change in effective portion of hedging contracts, net of tax of $2,055						(3,318)
Foreign currency translation adjustment						(17,716)
Balance, January 31, 2006	$-	$232	$68	$107,965	$236,515	$27,673	($50,775)
Net income					50,138
Dividends ($0.24 per share)					(6,158)
Stock options exercised, net of tax of $2,603		5		6,497			(1,762)
Supplemental executive retirement plan				122
Stock-based compensation expense				3,227
Conversion of Class A Stock to Common Stock		2	(2)
Net unrealized gain on investments, net of tax of $50						42
Net change in effective portion of hedging contracts, net of tax of $771						1,246
Foreign currency translation adjustment						3,346
Balance, January 31, 2007	$-	$239	$66	$117,811	$280,495	$32,307	($52,537)

Note: Balances prior to fiscal 2004 within the Consolidated Statements of Changes in Shareholders’ Equity have not been split-adjusted.

(Shares information in thousands)	Common Stock	Class A Common Stock	Treasury Stock
Balance, January 31, 2004	21,755	6,802	(4,113)
Stock issued to employees exercising stock options	825	-	(337)
Restricted stock and other stock plans, less cancellations	-	-	16
Balance, January 31, 2005	22,580	6,802	(4,434)
Stock issued to employees exercising stock options	601	-	(180)
Conversion of Class A Common Stock	35	(35)	-
Balance, January 31, 2006	23,216	6,767	(4,614)
Stock issued to employees exercising stock options	428	-	(48)
Conversion of Class A Common Stock	125	(125)	-
Restricted stock and other stock plans, less cancellations	103	-	(16)
Balance, January 31, 2007	23,872	6,642	(4,678)

Note: Shares information provided has been adjusted to reflect the effect of the fiscal 2005 two-for-one stock split.

See Notes to Consolidated Financial Statements

NOTES TO MOVADO GROUP, INC.’S CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Movado Group, Inc. (the "Company") is a designer, manufacturer and distributor of quality watches with prominent brands in almost every price category comprising the watch industry. In fiscal 2007, the Company marketed eight distinctive brands of watches: Movado, Ebel, Concord, ESQ, Coach, HUGO BOSS, Juicy Couture and Tommy Hilfiger, which compete in most segments of the watch market.

Movado, Ebel and Concord watches are generally manufactured in Switzerland by independent third party assemblers with some in-house assembly in Bienne and La Chaux-de-Fonds, Switzerland. Movado, Ebel and Concord watches are manufactured using Swiss movements and other components obtained from third party suppliers. Coach, ESQ, Tommy Hilfiger, Juicy Couture and HUGO BOSS watches are manufactured by independent contractors. Coach and ESQ watches are manufactured using Swiss movements and other components purchased from third party suppliers. Tommy Hilfiger, Juicy Couture and HUGO BOSS watches are manufactured using movements and other components purchased from third party suppliers.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. Intercompany transactions and balances have been eliminated.

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

Reclassification

Certain reclassifications were made to prior years’ financial statement amounts and related note disclosures to conform to the fiscal 2007 presentation.

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

The financial statements of the Company's international subsidiaries have been translated into United States dollars by translating balance sheet accounts at year-end exchange rates and statement of operations accounts at average exchange rates for the year. Foreign currency transaction gains and losses are charged or credited to earnings as incurred. Foreign currency translation gains and losses are reflected in the equity section of the Company's consolidated balance sheet in Accumulated Other Comprehensive Income (Loss). The balance of the foreign currency translation adjustment, included in Accumulated Other Comprehensive Income, was $33.6 million and $30.3 million as of January 31, 2007 and 2006, respectively.

Cash and Cash Equivalents

Cash equivalents are considered all highly liquid investments with original maturities at date of purchase of three months or less.

Trade Receivables

Trade receivables as shown on the consolidated balance sheet are net of allowances. The allowance for doubtful accounts is determined through an analysis of the aging of accounts receivable, assessments of collectibility based on historic trends, the financial condition of the Company’s customers and an evaluation of economic conditions. The Company writes off uncollectible trade receivables once collection efforts have been exhausted and third parties confirm the balance is not recoverable.

The Company's trade customers include department stores, jewelry store chains and independent jewelers. Movado, Ebel, Concord, Coach, HUGO BOSS and Tommy Hilfiger watches are also marketed outside the U.S. through a network of independent distributors. Accounts receivable are stated net of doubtful accounts, returns and allowances of $26.1 million, $25.7 million and $28.1 million at January 31, 2007, 2006 and 2005, respectively.

The Company's concentrations of credit risk arise primarily from accounts receivable related to trade customers during the peak selling seasons. The Company has significant accounts receivable balances due from major national chain and department stores. The Company's results of operations could be materially adversely affected in the event any of these customers or a group of these customers defaulted on all or a significant portion of their obligations to the Company as a result of financial difficulties. As of January 31, 2007, the Company knew of no situations with any of the Company’s major customers which would indicate the customer’s inability to make their required payments.

Inventories

The Company values its inventory at the lower of cost or market. The Company’s U.S. inventory is valued using the first-in, first-out (FIFO) method. The cost of finished goods and component inventories, held by international subsidiaries, are determined using average cost. The Company’s management regularly reviews its sales to customers and customers’ sell through at retail to determine excess or obsolete inventory. Inventory with less than acceptable turn rates is classified as discontinued and, together with the related component parts which can be assembled into saleable finished goods, is sold primarily through the Company’s outlet stores. When management determines that finished product is unsaleable or when it is impractical to build the remaining components into watches for sale, a reserve is established for the cost of those products and components to value the inventory at the lower of cost or market. In addition, as part of the acquisition of Ebel, a significant value of parts and components were acquired that could not readily be identifiable to be produced as watches or for future after sales service needs. These parts and components have been reserved for based on future expected usage. These estimates could vary significantly, either favorably or unfavorably, from actual requirements depending on future economic conditions, customer inventory levels, expected usage or competitive conditions which may differ from expectations.

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

Long-Lived Assets

The Company periodically reviews the estimated useful lives of its depreciable assets based on factors including historical experience, the expected beneficial service period of the asset, the quality and durability of the asset and the Company’s maintenance policy including periodic upgrades. Changes in useful lives are made on a prospective basis unless factors indicate the carrying amounts of the assets may not be recoverable and an impairment write-down is necessary.

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

During fiscal 2007 and 2006, the Company performed the review which resulted in no impairment charge. During the fourth quarter of fiscal 2005, the Company determined that the carrying value of its long-lived assets in the Movado Boutique located in the Soho section of New York City, may not be recoverable and performed an impairment review. The impairment review was performed pursuant to SFAS No. 144 because of an economic downturn affecting the Boutique operations and revenue forecasts. As a result, the Company recorded a non-cash impairment charge of $2.0 million consisting of property, plant and equipment of $0.8 million and other assets of $1.2 million. The entire impairment charge is included in the selling, general and administrative expenses in the fiscal 2005 Consolidated Statement of Income.

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

Intangibles

Intangible assets consist primarily of trade names and trademarks and are recorded at cost. Trade names are not amortized. Trademarks are amortized over ten years. The Company periodically reviews intangible assets to evaluate whether events or changes have occurred that would suggest an impairment of carrying value. An impairment would be recognized when expected undiscounted future operating cash flows are lower than the carrying value. At January 31, 2007 and 2006, intangible assets at cost were $9.8 million and $10.3 million, respectively, and related accumulated amortization of intangibles was $5.5 million and $5.7 million, respectively. Amortization expense for fiscal 2007, 2006 and 2005 was $0.7 million, $1.2 million and $1.0 million, respectively.

Derivative Financial Instruments

The Company utilizes derivative financial instruments to reduce foreign currency fluctuation risks. The Company accounts for its derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", (“SFAS No. 133”) as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Changes in the fair value of those instruments will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged.

The Company’s risk management policy is to enter into forward exchange contracts and purchase foreign currency options, under certain limitations, to reduce exposure to adverse fluctuations in foreign exchange rates and, to a lesser extent, in commodity prices related to its purchases of watches. When entered into, the Company designates and documents these derivative instruments as a cash flow hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. Changes in the fair value of a derivative that is designated and documented as a cash flow hedge and is highly effective, are recorded in other comprehensive income until the underlying transaction affects earnings, and then are later reclassified into earnings in the same account as the hedged transaction. The Company formally assesses, both at the inception and at each financial quarter thereafter, the effectiveness of the derivative instrument hedging the underlying forecasted cash flow transaction. Any ineffectiveness related to the derivative financial instruments’ change in fair value will be recognized in the period in which the ineffectiveness was calculated.

The Company uses forward exchange contracts to offset its exposure to certain foreign currency liabilities. These forward contracts are not designated as SFAS No. 133 hedges and, therefore, changes in the fair value of these derivatives are recognized into earnings, thereby offsetting the current earnings effect of the related foreign currency liabilities.

The Company’s risk management policy includes net investment hedging of the Company’s Swiss franc-denominated investment in its wholly-owned subsidiaries located in Switzerland using purchase foreign currency options under certain limitations. When entered into for this purpose, the Company designates and documents the derivative instrument as a net investment hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. Changes in the fair value of a derivative that is designated and documented as a net investment hedge are recorded in other comprehensive income in the same manner as the cumulative translation adjustment of the Company’s Swiss franc-denominated investment. The Company formally assesses, both at the inception and at each financial quarter thereafter, the effectiveness of the derivative instrument hedging the net investment.

All of the Company’s derivative instruments have liquid markets to assess fair value. The Company does not enter into any derivative instruments for trading purposes.

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

Cost of Sales

Costs of sales of the Company’s products consist primarily of component costs, assembly costs and unit overhead costs associated with the Company’s supply chain operations in Switzerland and Asia. The Company’s supply chain operations consist of logistics management of assembly operations and product sourcing in Switzerland and Asia and minor assembly in Switzerland.

Selling, General and Administrative Expenses

The Company’s SG&A expenses consist primarily of marketing, selling, distribution and general and administrative expenses. Annual marketing expenditures are based principally on overall strategic considerations relative to maintaining or increasing market share in markets that management considers to be crucial to the Company’s continued success as well as on general economic conditions in the various markets around the world in which the Company sells its products.

Selling expenses consist primarily of salaries, sales commissions, sales force travel and related expenses, expenses associated with Baselworld, the annual watch and jewelry trade show and other industry trade shows and operating costs incurred in connection with the Company’s retail business. Sales commissions vary with overall sales levels. Retail selling expenses consist primarily of payroll related and store occupancy costs.

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

Warranty Costs

The Company has warranty obligations in connection with the sale of its watches. All watches sold by the Company come with limited warranties covering the movement against defects in material and workmanship for periods ranging from two to three years from the date of purchase, with the exception of Tommy Hilfiger watches, for which the warranty period is ten years. In addition, the warranty period is five years for the gold plating for Movado watch cases and bracelets. As a practice, warranty costs are expensed as incurred and recorded in the quarterly consolidated statement of income. The warranty obligations are evaluated quarterly and reviewed in detail on an annual basis to determine if any material changes occurred. When changes in warranty costs are experienced, the Company will adjust the warranty accrual as required. Warranty liability for the fiscal years ended January 31, 2007, 2006 and 2005 was as follows (in thousands):

	2007	2006	2005

Balance, beginning of year	$2,185	$3,979	$900
Acquired Ebel reserves	-	-	3,127
Provision charged to operations	1,954	2,185	1,450
Settlements made	(2,185)	(3,979)	(1,498)

Balance, end of year	$1,954	$2,185	$3,979

Pre-opening Costs

Costs associated with the opening of new boutique and outlet stores, including pre-opening rent, are expensed in the period incurred.

Marketing

The Company expenses the production costs of an advertising campaign at the commencement date of the advertising campaign. Included in marketing expenses are costs associated with cooperative advertising, media advertising, production costs and costs of point-of-sale materials and displays. These costs are recorded as SG&A expenses. The Company participates in cooperative advertising programs on a voluntary basis and receives a “separately identifiable benefit in exchange for the consideration”. Since the amount of consideration paid to the retailer does not exceed the fair value of the benefit received by the Company, these costs are recorded as SG&A expenses as opposed to being recorded as a reduction of revenue. Marketing expense for fiscal 2007, 2006 and 2005 amounted to $79.4 million, $75.9 million and $67.8 million, respectively.

Included in the other current assets in the consolidated balance sheets as of January 31, 2007 and 2006 are prepaid advertising costs of $2.3 million and $2.9 million, respectively. These prepaid costs represent advertising costs paid to licensors in advance, pursuant to the Company’s licensing agreements and sponsorships.

Shipping and Handling Costs

Amounts charged to customers and costs incurred by the Company related to shipping and handling are included in net sales and cost of goods sold, respectively. The amounts recorded for the fiscal years ending January 31, 2007, 2006 and 2005 were insignificant.

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

The weighted-average number of shares outstanding for basic earnings per share were 25,670,000, 25,273,000 and 24,708,000 for fiscal 2007, 2006 and 2005, respectively. For diluted earnings per share, these amounts were increased by 1,124,000, 907,000 and 875,000 in fiscal 2007, 2006 and 2005, respectively, due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans. For all periods presented, basic and diluted shares outstanding, and the related “per share” amounts reflect the effect of the fiscal 2005 two-for-one stock split.

Stock-Based Compensation

On February 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), electing to use the modified prospective application transition method, and accordingly, prior period financial statements have not been restated.   Under this method, the fair value of all employee stock options granted after adoption and the unvested portion of previously granted awards must be recognized in the Consolidated Statements of Income.  Prior to February 1, 2006, employee stock option grants were accounted for under the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock. Accordingly, compensation expense had not been recognized for employee stock options granted at or above fair value. Prior to February 1, 2006, compensation expense for restricted stock grants was reduced as actual forfeitures of the awards occurred. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest and thus, current period compensation expense for both stock options and restricted stock have been adjusted for estimated forfeitures. See Note 13 to the Company’s Consolidated Financial Statements for further information regarding stock-based compensation.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)" (“FIN 48”) which is effective for fiscal years beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently evaluating the impact of its adoption of FIN 48 and has not yet determined the effect on its earnings or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, ‘‘Fair Value Measurements’’ (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS 157 on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FAS 115”

(“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 159 on the Company’s consolidated financial statements.

NOTE 2 - ACQUISITION

On December 22, 2003, the Company entered into an agreement to acquire Ebel S.A. and the worldwide business related to the Ebel brand (collectively “Ebel”) from LVMH Moet Hennessy Louis Vuitton (“LVMH”). On March 1, 2004, the Company completed the acquisition of Ebel with the exception of the payment for the acquired Ebel business in Germany, which was completed July 30, 2004.

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

Fiscal Year Ended January 31, 2005
Revenues	$420,335
Net income	$24,302
Basic income per share	$0.98
Diluted income per share	$0.95

NOTE 3 - INVENTORIES, NET

Inventories, net at January 31, consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2007	2006
Finished goods	$129,082	$135,160
Component parts	55,930	59,325
Work-in-process	8,330	4,097
	$193,342	$198,582

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at January 31, at cost, consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2007	2006
Land and buildings	$3,591	$3,843
Furniture and equipment	60,536	52,376
Computer software	34,028	29,611
Leasehold improvements	43,093	37,411
Design fees and tooling costs	7,469	24,029
	148,717	147,270
Less: accumulated depreciation	(91,894)	(95,102)
	$56,823	$52,168

Depreciation and amortization expense related to property, plant and equipment for fiscal 2007, 2006 and 2005 was $15.7 million, $15.4 million and $11.4 million, respectively, which includes computer software amortization expense for fiscal 2007, 2006 and 2005 of $3.7 million, $4.4 million and $4.0 million, respectively.

NOTE 5 - BANK CREDIT ARRANGEMENTS AND LINES OF CREDIT

On December 15, 2005, the Company as parent guarantor, and its Swiss subsidiaries, MGI Luxury Group S.A. and Movado Watch Company SA as borrowers, entered into a credit agreement with JPMorgan Chase Bank, N.A., JPMorgan Securities, Inc., Bank of America, N.A., PNC Bank and Citibank, N.A. (the "Swiss Credit Agreement") which provides for a revolving credit facility of 90.0 million Swiss francs and matures on December 15, 2010. The obligations of the Company’s two Swiss subsidiaries under this credit agreement are guaranteed by the Company under a Parent Guarantee, dated as of December 15, 2005, in favor of the lenders. The Swiss Credit Agreement contains financial covenants, including an interest coverage ratio, average debt coverage ratio and limitations on capital expenditures and certain non-financial covenants that restrict the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding. Borrowings under the Swiss Credit Agreement bear interest at a rate equal to the LIBOR (as defined in the Swiss Credit Agreement) plus a margin ranging from .50% per annum to .875% per annum (depending upon a leverage ratio). As of January 31, 2007, the Company was in compliance with all financial and non-financial covenants and had 50.0 million Swiss francs, with a dollar equivalent of $40.2 million, outstanding under this revolving credit facility.

On December 15, 2005, the Company and its Swiss subsidiaries, MGI Luxury Group S.A. and Movado Watch Company SA, entered into a credit agreement with JPMorgan Chase Bank, N.A., JPMorgan Securities, Inc., Bank of America, N.A., PNC Bank and Citibank, N.A. (the "US Credit Agreement") which provides for a revolving credit facility of $50.0 million (including a sublimit for borrowings in Swiss francs of up to $25.0 million) with a provision to allow for an increase of an additional $50.0 million subject to certain terms and conditions. The US Credit Agreement will mature on December 15, 2010. The obligations of MGI Luxury Group S.A. and Movado Watch Company SA are guaranteed by the Company under a Parent Guarantee, dated as of December 15, 2005, in favor of the lenders. The obligations of the Company are guaranteed by certain domestic subsidiaries of the Company under subsidiary guarantees, in favor of the lenders. The US Credit Agreement contains financial covenants, including an interest coverage ratio, average debt coverage ratio and limitations on capital expenditures and certain non-financial covenants that restrict the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding. Borrowings under the US Credit Agreement bear interest, at the Company’s option, at a rate equal to the Adjusted LIBOR (as defined in the US Credit Agreement) plus a margin ranging from .50% per annum to .875% per annum (depending upon a leverage ratio), or the Alternate Base Rate (as defined in the US Credit Agreement). As of January 31, 2007, the Company was in compliance with all financial and non-financial covenants, and there were no outstanding borrowings against this line.

On June 16, 2006, the Company renewed a line of credit letter agreement with Bank of America and an amended and restated promissory note in the principal amount of up to $20.0 million payable to Bank of America, originally dated December 12, 2005. Pursuant to the line of credit letter agreement, Bank of America will consider requests for short-term loans and documentary letters of credit for the importation of merchandise inventory, the aggregate amount of which at any time outstanding shall not exceed $20.0 million. The Company's obligations under the agreement are guaranteed by its subsidiaries, Movado Retail Group, Inc. and Movado LLC. Pursuant to the amended and restated promissory note, the Company promised to pay to Bank of America $20.0 million, or such lesser amount as may then be the unpaid balance of all loans made by Bank of America to the Company thereunder, in immediately available funds upon the maturity date of June 16, 2007. The Company has the right to prepay all or part of any outstanding amounts under the promissory note without penalty at any time prior to the maturity date. The amended and restated promissory note bears interest at an annual rate equal to either (i) a floating rate equal to the prime rate or (ii) such fixed rate as may be agreed upon by the Company and Bank of America for an interest period which is also then agreed upon. The amended and restated promissory note contains various representations and warranties and events of default that are customary for instruments of that type. As of January 31, 2007, there were no outstanding borrowings against this line.

On July 31, 2006, the Company renewed a promissory note, originally dated December 13, 2005, in the principal amount of up to $37.0 million, at a revised amount of up to $7.0 million, payable to JPMorgan Chase Bank, N.A. ("Chase"). Pursuant to the promissory note, the Company promised to pay to Chase $7.0 million, or such lesser amount as may then be the unpaid balance of each loan made or letter of credit issued by Chase to the Company thereunder, upon the maturity date of July 31, 2007. The Company has the right to prepay all or part of any outstanding amounts under the promissory note without penalty at any time prior to the maturity date. The promissory note bears interest at an annual rate equal to (i) a floating rate equal to the prime rate, (ii) a fixed rate equal to an adjusted LIBOR plus 0.625% or (iii) a fixed rate equal to a rate of interest offered by Chase from time to time on any single commercial borrowing. The promissory note contains various events of default that are customary for instruments of that type. In addition, it is an event of default for any security interest or other encumbrance to be created or imposed on the Company's property, other than as permitted in the lien covenant of the US Credit Agreement. Chase issued 11 irrevocable standby letters of credit for retail and operating facility leases to various landlords, for the administration of the Movado Boutique private-label credit card and Canadian payroll to the Royal Bank of Canada totaling $1.2 million with expiration dates through May 15, 2008. As of January 31, 2007, there were no outstanding borrowings against this promissory note.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. Available credit under these lines totaled 8.0 million Swiss francs, with dollar equivalents of $6.4 million and $6.3 million at January 31, 2007 and 2006, respectively. As of January 31, 2007, three European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $1.6 million in various foreign currencies. As of January 31, 2007, there were no outstanding borrowings against these lines.

The Company pays a facility fee on the unused portion of the committed lines of the Swiss Credit Agreement and the US Credit Agreement. The unused line of credit of the committed lines was $82.2 million at January 31, 2007.

Aggregate maximum and average monthly outstanding borrowings against the Company's lines of credit and related weighted-average interest rates during fiscal 2007 and 2006 were as follows (dollars in thousands):

	Fiscal Year Ended January 31,
	2007	2006

Maximum borrowings	$63,974	$100,745
Average monthly borrowings	$53,564	$33,726
Weighted-average interest rate	1.9%	4.2%

Weighted-average interest rates were computed based on average month-end outstanding borrowings and applicable average month-end interest rates.

NOTE 6 - LONG-TERM DEBT

The components of long-term debt as of January 31, were as follows (in thousands):

	Fiscal Year Ended January 31,
	2007	2006

Swiss Revolving Credit Facility	$40,196	$64,955
Series A Senior Notes	20,000	25,000
Senior Series A-2004 Notes	20,000	20,000
	80,196	109,955
Less: current portion	(5,000)	(5,000)
Long-term debt	$75,196	$104,955

For information related to the Swiss Revolving Credit Facility, see Note 5 on Bank Credit Arrangements and Lines of Credit.

During fiscal 1999, the Company issued $25.0 million of Series A Senior Notes under a Note Purchase and Private Shelf Agreement dated November 30, 1998. These notes bear interest of 6.90% per annum, mature on October 30, 2010 and are subject to annual repayments of $5.0 million commencing October 31, 2006. These notes contain certain financial covenants including an interest coverage ratio and maintenance of consolidated net worth and certain non-financial covenants that restrict the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding. At January 31, 2007, the Company was in compliance with all financial and non-financial covenants and $20.0 million of these notes were issued and outstanding.

As of March 21, 2004, the Company amended its Note Purchase and Private Shelf Agreement, originally dated March 21, 2001. This agreement, which expired on March 21, 2007, allowed for the issuance of senior promissory notes in the aggregate principal amount of up to $40.0 million with maturities up to 12 years from their original date of issuance. On October 8, 2004, the Company issued, pursuant to the Note Purchase Agreement, 4.79% Senior Series A-2004 Notes due 2011 (the "Senior Series A-2004 Notes") pursuant to the Note Purchase Agreement in an aggregate principal amount of $20.0 million, which will mature on October 8, 2011 and are subject to annual repayments of $5.0 million commencing on October 8, 2008. Proceeds of the Senior Series A-2004 Notes have been used by the Company for capital expenditures, repayment of certain of its debt obligations and general corporate purposes. These notes contain certain financial covenants, including an interest coverage ratio and maintenance of consolidated net worth and certain non-financial covenants that restrict the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding. As of January 31, 2007, the Company was in compliance with all financial and non-financial covenants and $20.0 million of these notes were issued and outstanding.

Aggregate maturities of long-term obligations at January 31, 2007 are as follows (in thousands):

Fiscal Year Ended January 31,

2008	$5,000
2009	10,000
2010	10,000
2011	50,196
2012	5,000
$80,196

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS

The Company follows the provisions of SFAS No. 133 requiring that all derivative financial instruments be recorded on the balance sheet at fair value.

As of January 31, 2007, the balance of deferred net losses on derivative financial instruments documented as cash flow hedges included in accumulated other comprehensive income (“AOCI”) was $0.1 million in net losses, net of tax benefit of $0.1 million, compared to $1.4 million in net losses at January 31, 2006, net of tax benefit of $0.8 million and $2.0 million in net gains at January 31, 2005, net of tax of $1.2 million. The Company estimates that a substantial portion of the deferred net losses at

January 31, 2007 will be realized into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The primary underlying transaction which will cause the amount in AOCI to affect cost of goods sold consists of the Company’s sell through of inventory purchased in Swiss francs. The maximum length of time the Company is hedging its exposure to the fluctuation in future cash flows for forecasted transactions is 24 months. For the years ended January 31, 2007, 2006 and 2005, the Company reclassified net losses from AOCI to earnings of $0.1 million, net of tax benefit of $0.1 million, $1.8 million in net losses, net of tax benefit of $1.1 million, and $1.4 million in net gains, net of tax of $0.9 million, respectively.

During fiscal 2006, the Company recorded a pre-tax loss of $1.6 million in other expense, representing the impact of the discontinuation of foreign currency cash flow hedges because it was not probable that the forecasted transactions would occur by the end of the originally specified time period.

During fiscal 2007, 2006 and 2005, the Company recorded no charge related to its assessment of the effectiveness of its derivative hedge portfolio because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged.

Changes in the contracts’ fair value due to spot-forward differences are excluded from the designated hedge relationship. The Company records these transactions in the cost of sales of the Consolidated Statements of Income.

The balance of the net loss included in the cumulative foreign currency translation adjustment associated with derivatives documented as net investment hedges was $1.5 million, net of a tax benefit of $0.9 million as of January 31, 2007, 2006 and 2005. Under SFAS No. 133, changes in fair value of these instruments are recognized in currency translation adjustment, a component of AOCI, to offset the change in the value of the net investment being hedged.

The following presents fair value and maturities of the Company’s foreign currency derivatives outstanding as of January 31, 2007 (in millions):

	Fair Value of (Liability) Asset	Maturities

Forward exchange contracts	($1.1)	2008

Purchased foreign currency options	0.7	2007
	($0.4)

The Company estimates the fair value of its foreign currency derivatives based on quoted market prices or pricing models using current market rates. These derivative financial instruments are currently reflected in other current assets or current liabilities.

NOTE 8 - FAIR VALUE OF OTHER FINANCIAL INSTRUMENTS

The fair value of the Company's 4.79% Senior Notes and 6.90% Series A Senior Notes approximate 97% and 103% of the carrying value of the notes, respectively, as of January 31, 2007. The fair value was calculated based upon the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or upon estimated prices based on current yields for debt issues of similar quality and terms.

NOTE 9 - INCOME TAXES

The provision for income taxes for the fiscal years ended January 31, 2007, 2006 and 2005 consists of the following components (in thousands):

	2007	2006	2005
Current:
U.S. Federal	$8,168	$13,205	$3,980
U.S. State and Local	1,147	1,364	810
Non-U.S.	4,168	4,238	5,254
	13,483	18,807	10,044
Noncurrent:
U.S. Federal	509	-	-
U.S. State and Local	(89)	(458)	-
Non-U.S.	-	-	-
	420	(458)	-
Deferred:
U.S. Federal	(3,972)	(1,806)	(2,533)
U.S. State and Local	(366)	(155)	(242)
Non-U.S.	(6,675)	1,931	(486)
	(11,013)	(30)	(3,261)
Provision for income taxes	$2,890	$18,319	$6,783

Income before taxes for U.S. operations was $12.9 million, $15.9 million and $8.3 million for periods ended January 31, 2007, 2006 and 2005, respectively. Income before taxes for non-U.S. operations was $39.8 million, $29.0 million and $24.8 million for periods ended January 31, 2007, 2006 and 2005, respectively.

Significant components of the Company's deferred income tax assets and liabilities for the fiscal year ended January 31, 2007 and 2006 consist of the following (in thousands):

	2007 Deferred Taxes		2006 Deferred Taxes
	Assets	Liabilities	Assets	Liabilities
Operating loss carryforwards	$21,014	$-	$30,770	$-
Inventory reserve	4,758	-	2,963	3,924
Receivable allowance	3,908	907	3,356	1,188
Deferred compensation	8,314	-	5,922	-
Hedged derivatives	73	-	844	-
Depreciation/amortization	1,168	79	305	34
Other	2,542	116	4,044	341
	41,777	1,102	48,204	5,487
Valuation allowance	(16,741)	-	(29,555)	-
Total	$25,036	$1,102	$18,649	$5,487

As of January 31, 2007, the Company had foreign net operating loss carryforwards of approximately $87.3 million, which are available to offset taxable income in future years. The majority of the carryforward tax losses ($75.4 million) were incurred in Switzerland in the Ebel business prior to the Company’s acquisition of the Ebel business on March 1, 2004. Effective March 1, 2004, Ebel S.A. was merged into another wholly-owned Swiss subsidiary, and a Swiss tax ruling was obtained that allows the Ebel tax losses to offset taxable income in the surviving entity. As part of purchase accounting, the Company recorded net deferred tax assets for the Swiss tax losses and for the temporary differences between the Swiss tax basis and the assigned values of the net Ebel assets. The Company has established a partial valuation allowance on the deferred tax assets as a result of an evaluation of expected utilization of such tax benefits within the expiry of the tax losses through fiscal 2011. The recognition of the tax benefit has been applied to reduce the carrying value of acquired intangible assets to zero. The Company recognized cash tax savings of $6.9 million on the utilization of the Swiss tax losses during the year, and a $6.6 million reduction of income tax expense. The remaining tax losses ($11.9 million) are related to the Company’s former operations in Germany, and its current operations in Germany, Japan, and the United Kingdom. A full valuation allowance has been established on the deferred tax assets resulting from these losses due to the Company’s current assessment that it is more-likely-than-not that the deferred tax assets will not be utilized. The Japan tax losses have a 7 year life while the German and United Kingdom tax losses have unlimited lives.

Management will continue to evaluate the appropriate level of allowance on all deferred tax assets, considering such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.

The provision for income taxes differs from the amount determined by applying the U.S. federal statutory rate as follows (in thousands):

	Fiscal Year Ended January 31,
	2007	2006	2005

Provision for income taxes at the U.S. statutory rate	$18,607	$15,728	$11,582
Lower effective foreign income tax rate	(5,359)	(5,958)	(5,137)
Change in valuation allowance	(11,182)	901	101
Tax provided on repatriated earnings of foreign subsidiaries	-	7,506	-
State and local taxes, net of federal benefit	379	652	250
Other, net	445	(510)	(13)
Total	$2,890	$18,319	$6,783

No provision has been made for federal income or withholding taxes which may be payable on the remittance of the undistributed retained earnings of foreign subsidiaries approximating $135.5 million at January 31, 2007, as those earnings are considered permanently reinvested. As a result of various tax planning strategies available to the Company, it is not practical to estimate the amount of tax, if any, that may be payable on the eventual distribution of these earnings.

During the year, the effective tax rate was decreased to 5.44%, primarily as a result of a partial release of the valuation allowance on the Swiss tax losses. The effective tax rate excluding the benefit from release of the valuation allowance was 23.26%. The effective tax rate for fiscal 2006 was 40.8%, including the tax charge of $7.5 million associated with repatriated foreign earnings under the American Jobs Creation Act of 2004. The effective tax rate for fiscal 2006 excluding the repatriation related tax charge was 24.06%.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)" (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006 (fiscal 2008 for the Company). The Company presently recognizes income tax positions based on management’s estimate of whether it is reasonably possible that a liability has been incurred for unrecognized income tax benefits by applying FASB Statement No. 5, Accounting for Contingencies. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption. The cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the opening balance of retained earnings for the fiscal year of adoption. The Company is currently evaluating the impact of its adoption of FIN 48 and has not yet determined the effect on its earnings or financial position.

NOTE 10 - OTHER ASSETS

In fiscal 1996, the Company entered into an agreement with a trust which owned an insurance policy issued on the lives of the Company's Chairman and his spouse. Under this agreement, the trust assigned the insurance policy to the Company as collateral to secure repayment by the trust of interest-free loans made by the Company to the trust in amounts equal to the premiums on said insurance policy (approximately $0.8 million per annum). The agreement required the trust to repay the loans from the proceeds of the policy. At January 31, 2003, the Company had outstanding loans from the trust of $5.2 million. On April 4, 2003, the agreement was amended and restated to transfer the policy from the trust to the Company in partial repayment of the loan balance. The Company is the beneficiary of the policy insofar as upon the death of the Company's Chairman and his spouse, the proceeds of the policy would first be distributed to the Company to repay the premiums paid by the Company with the remaining proceeds distributed to the trust. As of January 31, 2007, total premiums paid were $8.4 million and the cash surrender value of the policy was $8.8 million.

NOTE 11 - LEASES

The Company leases office, distribution, retail and manufacturing facilities, and office equipment under operating leases, which expire at various dates through June 2017. Certain leases include renewal options and the payment of real estate taxes and other occupancy costs.  Some leases also contain rent escalation clauses (step rents) that require additional rent amounts in the later years of the term.  Rent expense for leases with step rents is recognized on a straight-line basis over the minimum lease term. Likewise, capital funding and other lease concessions that are occasionally provided to the Company, are recorded as deferred rent and amortized on a straight-line basis over the minimum lease term as adjustments to rent expense. Rent expense for equipment and distribution, factory and office facilities under operating leases was approximately $14.4 million, $13.3 million and $12.6 million in fiscal 2007, 2006 and 2005, respectively. Minimum annual rentals at January 31, 2007 under noncancelable operating leases, which do not include real estate taxes and operating costs, are as follows (in thousands):

Fiscal Year Ended January 31,

2008	$14,121
2009	12,307
2010	11,918
2011	10,699
2012	9,720
Thereafter	25,395
$84,160

Due to the nature of its business as a luxury consumer goods distributor, the Company is exposed to various commercial losses, such as misappropriation of assets. The Company believes it is adequately insured against such losses.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

At January 31, 2007, the Company had outstanding letters of credit totaling $1.2 million with expiration dates through May 15, 2008 compared to $1.2 million with expiration dates through March 18, 2007 as of January 31, 2006. One bank in the domestic bank group has issued irrevocable standby letters of credit for retail and operating facility leases to various landlords, for the administration of the Movado Boutique private-label credit card and for Canadian payroll to the Royal Bank of Canada.

As of January 31, 2007, three European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $1.6 million in various foreign currencies compared to $3.3 million as of January 31, 2006.

Pursuant to the Company’s agreements with its licensors, the Company is required to pay minimum royalties and advertising. As of January 31, 2007, the Company’s obligation related to its license agreements was $90.8 million.

The Company occasionally enters into endorsement agreements with its brand ambassadors for the advertising of its product offerings. As of January 31, 2007, the Company’s obligation related to its endorsement agreements was $1.4 million.

The Company had outstanding purchase obligations of $42.0 million with suppliers at the end of fiscal 2007 for raw materials, finished watches and packaging in the normal course of business. These purchase obligation amounts do not represent total anticipated purchases but represent only amounts to be paid for items required to be purchased under agreements that are enforceable, legally binding and specify minimum quantity, price and term.

The Company is involved from time to time in legal claims involving trademarks and intellectual property, licensing, employee relations and other matters incidental to the Company’s business. Although the outcome of such items cannot be determined with certainty, the Company’s general counsel and management believe that the final outcome would not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 13 - STOCK-BASED COMPENSATION

Effective concurrently with the consummation of the Company's public offering in the fourth quarter of fiscal 1994, the Board of Directors and the shareholders of the Company approved the adoption of the Movado Group, Inc. 1993 Employee Stock Option Plan (the "Employee Stock Option Plan") for the benefit of certain officers, directors and key employees of the Company. The Employee Stock Option Plan was amended in fiscal 1997 and restated as the Movado Group, Inc. 1996 Stock Incentive Plan (the "Plan"). Under the Plan, as amended and restated as of April 8, 2004, the Compensation Committee of the Board of Directors, which consists of four of the Company's outside directors, has the authority to grant incentive stock options and nonqualified stock options to purchase, as well as stock appreciation rights and stock awards, up to 9,000,000 shares of Common Stock. Options granted to participants under the Plan generally become exercisable in equal installments over three or five years and remain exercisable until the tenth anniversary of the date of grant. The option price may not be less than the fair market value of the stock at the time the options are granted.

On February 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), electing to use the modified prospective application transition method, and accordingly, prior period financial statements have not been restated. Under this method, the fair value of all stock options granted after adoption and the unvested portion of previously granted awards must be recognized in the Consolidated Statements of Income. The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of each option at the grant date which requires certain assumptions be made. The expected life of stock option grants is determined using historical data and represents the time period which the stock option is expected to be outstanding until it is exercised. The risk free interest rate is the yield on the grant date of U.S. Treasury constant maturities with a maturity date closest to the expected life of the stock option. The expected stock price volatility is derived from historical volatility and calculated based on the estimated term structure of the stock option grant. The expected dividend yield is calculated using the expected annualized dividend which remains constant during the expected term of the option.

The weighted-average assumptions used with the Black-Scholes option-pricing model for the calculation of the fair value of stock option grants during the fiscal year ended January 31, 2007 were: expected term of 5.3 years; risk-free interest rate of 4.92%; expected volatility of 31.78% and dividend yield of 1.22%. The weighted-average grant date fair value of options granted during the fiscal year ended January 31, 2007 was $6.58.

Total compensation expense for unvested stock option grants recognized during the fiscal year ended January 31, 2007 was approximately $0.8 million, net of a tax benefit of $0.5 million. Expense related to stock option compensation is recognized on a straight-line basis over the vesting term. As of January 31, 2007, there was approximately $2.6 million of unrecognized compensation cost related to unvested stock options.  These costs are expected to be recognized over a weighted-average period of 2.2 years. Total cash received for stock option exercises during the fiscal year ended January 31, 2007 amounted to approximately $3.9 million. Windfall tax benefits realized on these exercises were approximately $1.6 million.

Prior to February 1, 2006, employee stock options were accounted for under the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock. Accordingly, compensation expense had not been recognized for stock options granted at or above fair value. Had compensation expense been determined and recorded based upon the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", net income (in thousands) and net income per share would have been reduced to pro forma amounts for the fiscal years ended January 31, 2006 and 2005 as follows:

(In thousands, except per share data)	January 31, 2006	January 31, 2005

Net income as reported	$26,617	$26,307
Fair value based compensation expense, net of taxes	(2,068)	(3,761)
Pro forma net income	$24,549	$22,546

Basic earnings per share:
As reported	$1.05	$1.06
Pro forma under SFAS No. 123	$0.97	$0.91

Diluted earnings per share:
As reported	$1.02	$1.03
Pro forma under SFAS No. 123	$0.94	$0.88

The weighted-average assumptions used with the Black-Scholes option-pricing model for the calculation of the fair value of stock option grants during fiscal years 2006 and 2005 were: expected term of three to seven years for both fiscal 2006 and 2005; risk-free interest rate of 3.77% for fiscal 2006 and 4.26% for fiscal 2005; expected volatility of 47% for fiscal 2006 and 48% for fiscal 2005 and dividend yield of 1.74% for fiscal 2006 and 0.99% for fiscal 2005. The weighted-average grant date fair value of options granted during fiscal years ending January 31, 2006 and 2005 was $8.11 and $7.10, respectively.

Transactions for stock options under the Plan since fiscal 2004 are summarized as follows:

	Outstanding	Weighted-Average
	Options	Exercise Price

January 31, 2004	3,723,978	$8.71
Options granted	784,203	$16.44
Options exercised	(821,957)	$9.04
Options cancelled	(65,190)	$9.33
January 31, 2005	3,621,034	$11.66
Options granted	166,500	$18.30
Options exercised	(596,221)	$6.54
Options cancelled	(21,700)	$12.88
January 31, 2006	3,169,613	$12.96
Options granted	144,000	$19.86
Options exercised	(430,873)	$8.96
Options cancelled	(28,800)	$13.85
January 31, 2007	2,853,940	$13.91

The total intrinsic value of stock options exercised for the fiscal years ended January 31, 2007 and 2006 was approximately $6.5 million and $7.3 million, respectively. The total fair value of the stock options vested for the fiscal years ended January 31, 2007 and 2006 was approximately $2.3 million and $10.8 million, respectively.

The following table summarizes outstanding and exercisable stock options as of January 31, 2007:

Range of Exercise Prices			Number Outstanding	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price

$3.12	-	$6.22	118,740	3.3	$4.25	118,740	$4.25
$6.23	-	$9.34	109,816	4.0	$7.32	109,816	$7.32
$9.35	-	$12.45	720,782	3.3	$10.65	698,282	$10.68
$12.46	-	$15.57	1,140,227	4.7	$14.58	856,727	$14.72
$15.58	-	$18.68	720,375	6.5	$18.13	388,712	$18.35
$18.69	-	$21.80	18,000	8.9	$19.76	2,001	$18.85
$21.81	-	$24.91	1,000	9.5	$22.45	-	-
$24.92	-	$28.04	25,000	9.7	$25.85	-	-

			2,853,940	4.8	$13.91	2,174,278	$13.13

The total intrinsic value of outstanding and exercisable stock options as of January 31, 2007 was approximately $42.2 million and $33.9 million, respectively.

Under the 1996 Stock Incentive Plan, the Company has the ability to grant restricted stock to certain employees. Restricted stock grants generally vest three to five years from the date of grant. Expense for these grants is recognized on a straight-line basis over the vesting period. The fair value of restricted stock grants is equal to the closing price of the Company’s publicly-traded common stock on the grant date.

On May 31, 2006, the Compensation Committee of the Board of Directors adopted the Executive Long Term Incentive Plan (the “LTIP”) authorized by section 9 of the Plan. The LTIP provides for the award of “Performance Share Units” that are equivalent, one for one, to shares of the Company’s common stock and that vest based on the Company’s achievement of its operating margin goal for the fiscal year ending January 31, 2009. The number of actual shares earned by a participant is based on the Company’s actual performance at the end of the award period and can range from 0% to 150% of the participant’s target award. Total target awards of 189,500 Performance Share Units were granted by the Compensation Committee on May 31, 2006 that vest over three and five year periods.

Total compensation expense for restricted stock grants and for grants of Performance Share Units under the LTIP (together “restricted stock”) recognized during the fiscal years ended January 31, 2007 and 2006 was approximately $1.2 million, net of a tax benefit of $0.7 million, and $0.8 million, net of a tax benefit of $0.4 million, respectively. Prior to February 1, 2006, compensation expense for restricted stock grants was reduced as actual forfeitures of the awards occurred. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest and thus, current period compensation expense has been adjusted for estimated forfeitures based on historical data. As of January 31, 2007, there was approximately $4.2 million of unrecognized compensation cost related to unvested restricted stock. These costs are expected to be recognized over a weighted-average period of 2.7 years.

Transactions for restricted stock under the Plan since fiscal 2005 are summarized as follows:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value

January 31, 2005	240,000	$12.90
Units granted	96,160	$17.94
Units vested	(2,000)	$9.83
Units forfeited	(13,070)	$13.62
January 31, 2006	321,090	$14.39
Units granted	255,450	$19.02
Units vested	(102,940)	$10.01
Units forfeited	(10,255)	$16.78
January 31, 2007	463,345	$17.87

Restricted stock units are exercised simultaneously when they vest and are issued from the pool of authorized shares. The total intrinsic value of restricted stock units that vested during the fiscal year ended January 31, 2007 was approximately $2.1 million. The windfall tax benefits realized on these vested restricted stock grants were $0.3 million. The weighted-average grant date fair values for restricted stock grants for the years ended January 31, 2007 and 2006 were $19.02 and $17.94, respectively. Outstanding restricted stock units had a total intrinsic value of approximately $13.3 million as of January 31, 2007.

NOTE 14 - OTHER EMPLOYEE BENEFIT PLANS

The Company maintains an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. In addition, the Company maintains defined contribution employee benefit plans for its employees located in Switzerland. Company contributions and expenses of administering the plans amounted to $2.4 million, $2.0 million and $1.9 million in fiscal 2007, 2006 and 2005, respectively.

Effective June 1, 1995, the Company adopted a defined contribution supplemental executive retirement plan ("SERP"). The SERP provides eligible executives with supplemental pension benefits in addition to amounts received under the Company's other retirement plan. The Company makes a matching contribution which vests equally over five years. During fiscal 2007, 2006 and 2005, the Company recorded an expense related to the SERP of $0.7 million, $0.7 million and $0.6 million, respectively.

During fiscal 1999, the Company adopted a Stock Bonus Plan for all employees not in the SERP. Under the terms of this Stock Bonus Plan, the Company contributes a discretionary amount to the trust established under the plan. Each plan participant vests after five years in 100% of their respective prorata portion of such contribution. Effective for fiscal 2006, in lieu of making any further contributions to the Stock Bonus Plan, the Company increased the maximum amount of its 401(k) match. For fiscal 2005, the Company recorded an expense of $0.3 million related to this plan.

On September 23, 1994, the Company entered into a Death and Disability Benefit Plan agreement with the Company's Chairman. Under the terms of the agreement, in the event of the Chairman's death or disability, the Company is required to make an annual benefit payment of approximately $0.3 million to his spouse for the lesser of ten years or her remaining lifetime. Neither the agreement nor the benefits payable thereunder are assignable and no benefits are payable to the estates or heirs of the Chairman or his spouse. Results of operations for each period include an actuarially determined charge related to this plan of $0.2 million for fiscal 2007, 2006 and 2005.

NOTE 15 - TOTAL COMPREHENSIVE INCOME

The components of comprehensive income for the twelve months ended January 31, 2007, 2006 and 2005 are as follows (in thousands):

	Fiscal Year Ended January 31,
	2007	2006	2005
Net income	$50,138	$26,617	$26,307

Net unrealized gain on investments, net of tax	42	1	39
Net change in effective portion of hedging contracts, net of tax	1,246	(3,318)	366
Foreign currency translation adjustment (1)	3,346	(17,716)	13,828
Total comprehensive income	$54,772	$5,584	$40,540

(1) The currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in international subsidiaries.

NOTE 16 - SEGMENT INFORMATION

The Company follows SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The statement requires disclosure of segment data based on how management makes decisions about allocating resources to segments and measuring their performance.

The Company conducts its business primarily in two operating segments: Wholesale and Retail. The Company’s Wholesale segment includes the designing, manufacturing and distribution of quality watches, in addition to revenue generated from after sales service activities and shipping. The Retail segment includes the Movado Boutiques and outlet stores.

The Company divides its business into two major geographic segments: United States operations, and International, which includes the results of all other Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s international operations are principally conducted in Europe, Asia, Canada, the Middle East, South America and the Caribbean. The Company’s international assets are substantially located in Switzerland.

Operating Segment Data as of and for the Fiscal Year Ended January 31, (in thousands):

	Net Sales			Operating Income (1)
	2007	2006	2005	2007	2006	2005
Wholesale	$443,197	$385,383	$345,028	$46,473	$42,289	$33,033
Retail	89,668	85,558	73,938	5,846	5,748	2,043
Consolidated total	$532,865	$470,941	$418,966	$52,319	$48,037	$35,076

	Total Assets		Capital Expenditures
	2007	2006	2007	2006	2005
Wholesale	$510,380	$487,753	$12,757	$9,659	$6,785
Retail	67,238	62,166	7,421	6,708	8,162
Consolidated total	$577,618	$549,919	$20,178	$16,367	$14,947

	Depreciation and Amortization
	2007	2006	2005
Wholesale	$11,617	$11,880	$8,909
Retail	4,963	4,900	3,694
Consolidated total	$16,580	$16,780	$12,603

Geographic Segment Data as of and for the Fiscal Year Ended January 31, (in thousands):

	Net Sales (2)			Operating Income (1)
	2007	2006	2005	2007	2006	2005
United States	$366,656	$326,937	$288,341	$7,704	$10,142	$332
International	166,209	144,004	130,625	44,615	37,895	34,744
Consolidated total	$532,865	$470,941	$418,966	$52,319	$48,037	$35,076

	Total Assets		Long-Lived Assets
	2007	2006	2007	2006
United States	$357,650	$358,244	$42,702	$37,294
International	219,968	191,675	14,121	14,874
Consolidated total	$577,618	$549,919	$56,823	$52,168

(1)  Fiscal 2005 Retail Operating Income includes a non-cash impairment charge of $2.0 million recorded in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).

(2)
The United States and international net sales are net of intercompany sales of $258.3 million, $241.9 million and $272.1 million for the twelve months ended January 31, 2007, 2006 and 2005, respectively.

NOTE 17 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents unaudited selected interim operating results of the Company for fiscal 2007 and 2006 (in thousands, except per share amounts):

	Quarter
	1st	2nd	3rd	4th
Fiscal 2007
Net sales	$97,744	$126,588	$166,272	$142,261
Gross profit	$59,590	$78,512	$97,902	$86,939
Net income (1)	$2,855	$11,349	$21,885	$14,049

Net income per share:
Basic	$0.11	$0.44	$0.85	$0.54
Diluted	$0.11	$0.43	$0.82	$0.52

Fiscal 2006
Net sales	$87,756	$115,326	$141,736	$126,123
Gross profit (2)	$52,838	$69,986	$86,173	$77,323
Net income (3)	$997	$8,551	$14,108	$2,961

Net income per share:
Basic	$0.04	$0.34	$0.56	$0.12
Diluted	$0.04	$0.33	$0.54	$0.11

(1)
In the third quarter of fiscal year 2007, the Company recorded a one-time out of period benefit adjustment of $2.2 million related to foreign currency transactions. This adjustment was recorded in selling, general and administrative expenses and the Company has concluded that the amount is not material to the third quarter or any of the prior quarters impacted.

(2)
In the fourth quarter of fiscal year 2006, the Company recorded a one-time out of period benefit adjustment of $0.8 million from a reversal of a previously recorded liability. This adjustment was recorded in cost of goods sold and the Company has concluded that the amount is not material to the fourth quarter or any of the prior quarters impacted.

(3)	Fourth quarter of fiscal year 2006 includes a $7.5 million charge associated with repatriated foreign earnings under the American Jobs Creation Act of 2004.

As each quarter is calculated as a discrete period, the sum of the four quarters may not equal the calculated full year amount. This is in accordance with prescribed reporting requirements.

NOTE 18 - SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows (in thousands):

	Fiscal Year Ended January 31,
	2007	2006	2005

Cash paid during the year for:
Interest	$3,760	$4,520	$2,950
Income taxes	$13,751	$6,096	$7,434

NOTE 19 - OTHER INCOME, NET

The components of other income, net for fiscal 2007, 2006 and 2005 are as follows (in thousands):

	Fiscal Year Ended January 31,
	2007	2006	2005

Gain on sale of building (a) (b)	$374	$2,630	$-
Discontinued cash flow hedges (c)	-	(1,622)	-
Sale of artwork (d)	848	-	-
Sale of rights to web domain (e)	125	-	-
Litigation settlement (f)	-	-	1,444
Other income, net	$1,347	$1,008	$1,444

(a) The Company recorded a pre-tax gain for the fiscal year ended January 31, 2007 of $0.4 million on the sale of a building acquired on March 1, 2004 in the acquisition of Ebel. The Company received cash proceeds from the sale of $0.7 million. The building was classified as an asset held for sale in other current assets.

(b) The Company recorded a pre-tax gain for the fiscal year ended January 31, 2006 of $2.6 million on the sale of a building acquired on March 1, 2004 in connection with the acquisition of Ebel. The Company received cash proceeds from the sale of $4.0 million. The building was classified as an asset held for sale in other current assets.

(c) The Company recorded a pre-tax loss for the fiscal year ended January 31, 2006 of $1.6 million in other expense, representing the impact of the discontinuation of foreign currency cash flow hedges because it was not probable that the forecasted transactions would occur by the end of the originally specified time period.

(d) The Company recorded a pre-tax gain for the fiscal year ended January 31, 2007 of $0.8 million on the sale of a piece of artwork acquired in February 1988. The Company received cash proceeds from the sale of $1.0 million. The artwork was classified as a non-current asset.

(e) The Company recorded a pre-tax gain for the fiscal year ended January 31, 2007 of $0.1 million on the sale of the rights to a web domain name. The Company received cash from the sale of $0.1 million. There was no cost basis on the balance sheet for the domain name.

(f) The Company recorded income for the fiscal year ended January 31, 2005 from a litigation settlement in the amount of $1.4 million.

NOTE 20 - SUBSEQUENT EVENTS

On February 15, 2007, the Company entered into a third amendment of its license agreement, dated as of January 1, 1992 (as amended, the "Hearst License Agreement"), with Hearst Magazines, a Division of Hearst Communications, Inc. ("Hearst"), pursuant to which Hearst agreed to license to the Company certain intellectual property, including the trademark ESQUIRE and related marks. Under the third amendment, Hearst granted the Company eleven options consecutively exercisable, each for the renewal of the Hearst License Agreement for additional three-year periods, with the final option renewal period concluding on December 31, 2042, unless further extended by both parties. By execution of the third amendment, the Company exercised the first renewal option, thereby extending the Hearst License Agreement through December 31, 2012. In addition, among other things, the third amendment amended certain royalty terms payable by the Company to Hearst based on sales of applicable products by the Company.

On March 9, 2007, the Company entered into a fifth amendment of its license agreement, dated December 9, 1996 (as amended, the “Coach License Agreement”), with Coach, Inc., pursuant to which Coach, Inc. agreed to license to the Company certain intellectual property, including the trademark COACH and related trademarks. The fifth amendment extends the term of the Coach License Agreement through June 30, 2015, changes the definition of “contract year” to be coincident with Coach, Inc.’s fiscal year (ending June 30) and establishes sales minimums for each contract year through the end of the term. In addition, among other things, the fifth amendment added provisions dealing with the Company’s reporting requirements to Coach, Inc., staffing levels and exhibitions at trade shows.

Schedule II

MOVADO GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)

Description	Balance at beginning of year	Acquired Ebel balance	Provision charged to operations	Currency revaluation	Net write-offs	Balance at end of year

Year ended January 31, 2007:
Doubtful accounts, returns and allowances	$25,693	-	$41,184	$91	($40,889)	$26,079

Year ended January 31, 2006:
Doubtful accounts, returns and allowances	$28,079	-	$35,799	($208)	($37,977)	$25,693

Year ended January 31, 2005:
Doubtful accounts, returns and allowances	$23,929	$9,373	$29,104	$168	($34,495)	$28,079

Description	Balance at beginning of year	Acquired Ebel balance	Provision charged to operations	Currency revaluation	Net write-offs	Balance at end of year

Year ended January 31, 2007:
Inventory reserve	$49,250	-	$1,953	$2,348	($4,976)	$48,575

Year ended January 31, 2006:
Inventory reserve	$54,447	-	$1,529	($3,623)	($3,103)	$49,250

Year ended January 31, 2005:
Inventory reserve	$2,408	$50,800	$3,221	$3,464	($5,446)	$54,447

Description	Balance at beginning of year	Provision/ (benefit) to operation	Currency revaluation	Adjustment	Balance at end of year

Year ended January 31, 2007:
Deferred tax asset valuation (1)	$29,555	($9,544)	$976	($4,246)	$16,741

Year ended January 31, 2006:
Deferred tax asset valuation (2)	$33,393	$910	($2,186)	($2,562)	$29,555

Year ended January 31, 2005:
Deferred tax asset valuation (3)	$795	$101	$488	$32,009	$33,393

(1) The detail of adjustments is as follows:
Release of valuation allowance - Ebel NOL’s	($273)
Ebel NOL’s expired	(2,541)
Ebel Germany pre-acquisition NOL’s	(1,017)
Prior year adjustments	(415)
($4,246)

(2) The detail of adjustments is as follows:
Release of valuation allowance - Ebel NOL’s	($3,843)
Ebel Germany pre-acquisition NOL’s	1,141
UK and Germany tax return accrual adjustments	140
($2,562)

(3) The detail of adjustments is as follows:
Ebel purchase accounting - NOL’s	$26,731
Ebel purchase accounting - other	3,261
Current year losses	1,201
Other	816
$32,009

S-1