Form 10-Q
period 2007-04-30
MOVADO GROUP INC
filed 2007-05-31
CIK 72573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for that past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer'' or "large accelerated filer'' in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐  Accelerated filer ☒     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of the registrant's common stock and class A common stock as of May 24, 2007 were 19,281,298 and 6,634,319, respectively.

MOVADO GROUP, INC.

Index to Quarterly Report on Form 10-Q
April 30, 2007

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

MOVADO GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)
	April 30, 2007	January 31, 2007	April 30, 2006
ASSETS
Current assets:
Cash	$101,769	$133,011	$82,560
Trade receivables, net	105,753	111,417	116,523
Inventories, net	212,106	193,342	213,763
Other current assets	39,510	35,109	34,199
Total current assets	459,138	472,879	447,045

Property, plant and equipment, net	58,297	56,823	51,003
Other non-current assets	63,597	47,916	39,774
Total assets	$581,032	$577,618	$537,822

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,000	$5,000	$5,000
Accounts payable	26,304	32,901	26,949
Accrued liabilities	39,946	45,610	42,231
Current taxes payable	1,076	5,011	287
Deferred taxes	963	935	871
Total current liabilities	73,289	89,457	75,338

Long-term debt	71,454	75,196	97,323
Deferred and non-current income taxes	33,086	11,054	13,181
Other non-current liabilities	24,130	23,087	20,244
Total liabilities	201,959	198,794	206,086

Commitments and contingencies (Note 7)

Minority interest	536	443	231

Shareholders’ equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	-	-	-
Common Stock, $0.01 par value, 100,000,000 shares authorized; 23,984,282, 23,872,262 and 23,260,013 shares issued, respectively	240	239	233
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,638,239, 6,642,159 and 6,766,909 shares issued and outstanding, respectively	66	66	68
Capital in excess of par value	119,566	117,811	109,387
Retained earnings	273,147	280,495	237,850
Accumulated other comprehensive income	38,975	32,307	34,742
Treasury Stock, 4,706,904, 4,678,244 and 4,613,645 shares, respectively, at cost	(53,457)	(52,537)	(50,775)
Total shareholders’ equity	378,537	378,381	331,505
Total liabilities and equity	$581,032	$577,618	$537,822

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended April 30,
	2007	2006

Net sales	$101,363	$97,744
Cost of sales	39,711	38,154

Gross profit	61,652	59,590
Selling, general and administrative	58,880	56,156

Operating income	2,772	3,434

Interest expense	(879)	(943)
Interest income	1,247	891

Income before income taxes and minority interest	3,140	3,382
Provision for income taxes (Note 2)	647	606
Minority interest	93	(79)

Net income	$2,400	$2,855

Basic income per share:
Net income per share	$0.09	$0.11
Weighted basic average shares outstanding	25,916	25,436

Diluted income per share:
Net income per share	$0.09	$0.11
Weighted diluted average shares outstanding	27,175	26,395

Dividends paid per share	$0.08	$0.06

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended April 30,
	2007	2006
Cash flows from operating activities:
Net income	$2,400	$2,855
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,101	3,669
Deferred income taxes	(1,304)	(858)
Provision for losses on accounts receivable	324	684
Provision for losses on inventory	161	180
Loss on disposition of property, plant and equipment	1,075	-
Stock-based compensation	915	539
Excess tax benefit from stock-based compensation	(572)	(460)
Minority interest	93	(79)
Changes in assets and liabilities:
Trade receivables	6,626	(6,159)
Inventories	(15,481)	(12,142)
Other current assets	(1,628)	(2,147)
Accounts payable	(6,999)	(2,493)
Accrued liabilities	(4,983)	(7,561)
Current taxes payable	(3,389)	(6,965)
Other non-current assets	(1,691)	(1,063)
Other non-current liabilities	1,039	748
Net cash used in operating activities	(19,313)	(31,252)

Cash flows from investing activities:
Capital expenditures	(6,080)	(2,138)
Trademarks	(66)	(119)
Net cash used in investing activities	(6,146)	(2,257)

Cash flows from financing activities:
Net repayments of bank borrowings	(4,936)	(9,391)
Stock options exercised and other changes	(650)	423
Excess tax benefit from stock-based compensation	572	460
Dividends paid	(2,073)	(1,523)
Net cash used in financing activities	(7,087)	(10,031)

Effect of exchange rate changes on cash	1,304	2,475

Net decrease in cash	(31,242)	(41,065)

Cash at beginning of period	133,011	123,625

Cash at end of period	$101,769	$82,560

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Movado Group, Inc. (the “Company”) in a manner consistent with that used in the preparation of the consolidated financial statements included in the Company’s fiscal 2007 Annual Report filed on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial position and results of operations for the periods presented. These consolidated financial statements should be read in conjunction with the aforementioned Annual Report. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

NOTE 1 - RECLASSIFICATIONS

Certain reclassifications were made to prior years’ financial statement amounts and related note disclosures to conform to the fiscal 2008 presentation.

NOTE 2 - INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on February 1, 2007. As a result of the adoption, the Company recognized a charge of approximately $7.7 million to the February 1, 2007 retained earnings balance. As of the date of adoption, the Company had gross unrecognized tax benefits of $30.0 million (exclusive of interest) of which $16.1 million, if recognized, would affect the effective tax rate. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. As of the date of adoption, the Company had $2.5 million of accrued interest (net of tax) related to unrecognized tax benefits. As of April 30, 2007 the Company accrued an additional $0.2 million of interest (net of tax).

The amount of unrecognized tax benefits (exclusive of interest) did not materially change as of April 30, 2007.

The Company conducts business globally and as a result, files income tax returns with the United States and in various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities in many countries, including such major jurisdictions as Switzerland, Hong Kong, Canada and the United States. The Company is no longer subject to U.S. federal income tax examinations for years before the fiscal year ended January 31, 2004 and, with few exceptions, is no longer subject to state and local or foreign income tax examinations by tax authorities for years before the fiscal year ended January 31, 2003.

The Internal Revenue Service commenced examinations of the Company’s consolidated U.S. federal income tax returns for fiscal years 2004 through 2006 in the second quarter of fiscal 2007. It is likely that the examination phase of the audit will conclude in fiscal 2008 and it is possible a change in the unrecognized tax benefits may occur; however, quantification of an estimated range cannot be made at this time.

Tax expense for the three months ended April 30, 2007 and 2006 was $0.6 million for both periods.  Taxes were recorded at a rate of 20.6% for the three months ended April 30, 2007 which included two discrete adjustments; a decrease to tax expense of $0.4 million to adjust deferred tax assets for changes in state tax rates and the previously mentioned increase to tax expense of $0.2 million as a result of new FIN 48 requirements related to the recognition of accrued interest on tax exposures.  Taxes were recorded at a rate of 17.9% for the three months ended April 30, 2006. Taxes for the prior year period included a discrete adjustment related to the adoption of tax planning strategies in Switzerland which utilized a greater portion of the Swiss net operating loss carryforward.

NOTE 3 - COMPREHENSIVE INCOME

The components of comprehensive income for the three months ended April 30, 2007 and 2006 are as follows (in thousands):
	Three Months Ended April 30,
	2007	2006

Net income	$2,400	$2,855
Net unrealized gain on investments, net of tax	18	7
Effective portion of unrealized gain on hedging contracts, net of tax	806	1,905
Foreign currency translation adjustment (1)	5,844	5,157
Total comprehensive income	$9,068	$9,924

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

Operating Segment Data for the Three Months Ended April 30, 2007 and 2006 (in thousands):

	Net Sales		Operating Income (Loss)
	2007	2006	2007	2006

Wholesale	$83,147	$81,003	$4,427	$4,686
Retail	18,216	16,741	(1,655)	(1,252)
Consolidated total	$101,363	$97,744	$2,772	$3,434

	Total Assets
	April 30, 2007	January 31, 2007	April 30, 2006

Wholesale	$512,865	$510,380	$474,521
Retail	68,167	67,238	63,301
Consolidated total	$581,032	$577,618	$537,822

Geographic Segment Data for the Three Months Ended April 30, 2007 and 2006 (in thousands):

	Net Sales		Operating (Loss) Income
	2007	2006	2007	2006

United States	$60,875	$64,383	$(3,825)	$(3,820)
International	40,488	33,361	6,597	7,254
Consolidated total	$101,363	$97,744	$2,772	$3,434

United States and International net sales are net of intercompany sales of $61.4 million and $49.5 million for the three months ended April 30, 2007 and 2006, respectively.

	Total Assets
	April 30, 2007	January 31, 2007	April 30, 2006

United States	$344,252	$357,650	$321,611
International	236,780	219,968	216,211
Consolidated total	$581,032	$577,618	$537,822

	Long-Lived Assets
	April 30, 2007	January 31, 2007	April 30, 2006

United States	$43,451	$42,702	$36,393
International	14,846	14,121	14,610
Consolidated total	$58,297	$56,823	$51,003

NOTE 5 - INVENTORIES, NET

Inventories consist of the following (in thousands):
	April 30, 2007	January 31, 2007	April 30, 2006

Finished goods	$140,285	$129,082	$139,476
Component parts	64,345	55,930	67,561
Work-in-process	7,476	8,330	6,726
	$212,106	$193,342	$213,763

NOTE 6 - EARNINGS PER SHARE

The Company presents net income per share on a basic and diluted basis. Basic earnings per share are computed using weighted-average shares outstanding during the period. Diluted earnings per share are computed using the weighted-average number of shares outstanding adjusted for dilutive common stock equivalents.

The weighted-average number of shares outstanding for basic earnings per share were 25,916,000 and 25,436,000 for the three months ended April 30, 2007 and 2006, respectively. For diluted earnings per share, these amounts were increased by 1,259,000 and 959,000 for the three months ended April 30, 2007 and 2006, respectively, due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

At April 30, 2007, the Company had outstanding letters of credit totaling $1.2 million with expiration dates through June 7, 2008. One bank in the domestic bank group has issued irrevocable standby letters of credit for retail and operating facility leases to various landlords, for the administration of the Movado Boutique private-label credit card and Canadian payroll to the Royal Bank of Canada.

As of April 30, 2007, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $1.7 million in various foreign currencies.

The Company is involved from time to time in legal claims involving trademarks and other intellectual property, contracts, employee relations and other matters incidental to the Company’s business. Although the outcome of such matters cannot be determined with certainty, the Company’s general counsel and management believe that the final outcome would not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 8 - RECENTLY ISSUED ACCOUNTING STANDARDS

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

NOTE 9 - SUBSEQUENT EVENT

On May 11, 2007, the Company signed a joint venture agreement ("JV Agreement") with Swico Limited ("Swico"), an English company with established distribution, marketing and sales operations in the UK. Swico has been the Company's exclusive distributor of HUGO BOSS® watches in the UK since 2005. Under the JV

Agreement, the Company and Swico will control 51% and 49%, respectively, of MGS Distribution Limited, a newly formed English company ("MGS") that will be responsible for the marketing, distribution and sale in the United Kingdom of the Company's licensed HUGO BOSS®, Tommy Hilfiger®, LACOSTE® and Juicy Couture® brands, as well as future brands licensed to the Company, subject to the terms of the applicable license agreement. Swico will be responsible for the day to day management of MGS, including staffing and providing logistical support, inventory management, order fulfillment, distribution and after sale services, systems and back office support.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q, including, without limitation, statements under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as statements in future filings by the Company with the Securities and Exchange Commission (the “SEC”), in the Company’s press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, forecasts and projections about the Company, its future performance, the industry in which the Company operates and management’s assumptions. Words such as “expects”, “anticipates”, “targets”, “goals”, “projects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should” and variations of such words and similar expressions are also intended to identify such forward-looking statements. The Company cautions readers that forward-looking statements include, without limitation, those relating to the Company’s future business prospects, projected operating or financial results, revenues, working capital, liquidity, capital needs, plans for future operations, expectations regarding capital expenditures and operating expenses, effective tax rates, margins, interest costs, and income as well as assumptions relating to the foregoing. Forward-looking statements are subject to certain risks and uncertainties, some of which cannot be predicted or quantified. Actual results and future events could differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company’s reports filed with the SEC including, without limitation, the following: general economic and business conditions which may impact disposable income of consumers in the United States and the other significant markets where the Company’s products are sold, general uncertainty related to possible terrorist attacks and the impact on consumer spending, changes in consumer preferences and popularity of particular designs, new product development and introduction, competitive products and pricing, seasonality, availability of alternative sources of supply in the case of the loss of any significant supplier, the loss of significant customers, the Company’s dependence on key employees and officers, the ability to successfully integrate the operations of acquired businesses without disruption to other business activities, the continuation of licensing arrangements with third parties, the ability to secure and protect trademarks, patents and other intellectual property rights, the ability to lease new stores on suitable terms in desired markets and to complete construction on a timely basis, the continued availability to the Company of financing and credit on favorable terms, business disruptions, disease, general risks associated with doing business outside the United States including, without limitation, import duties, tariffs, quotas, political and economic stability, and success of hedging strategies with respect to currency exchange rate fluctuations.

These risks and uncertainties, along with the risk factors discussed under Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K, should be considered in evaluating any forward-looking statements contained in this Quarterly Report on Form 10-Q or incorporated by reference herein. All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to the Company or any person acting on its behalf are qualified by the cautionary statements in this section. The Company undertakes no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

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

Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and the results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s most critical accounting policies have been discussed in the Company’s Annual Report on Form 10-K for the year ended January 31, 2007. In applying such policies, management must use significant estimates that are based on its informed judgment. Because of the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

As of April 30, 2007, except as noted below, there have been no material changes to any of the critical accounting policies as disclosed in its Annual Report on Form 10-K for the fiscal year ended January 31, 2007.

On February 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109). This interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the adoption, the Company recognized a charge of approximately $7.7 million to the February 1, 2007 retained earnings balance.

Overview

The Company conducts its business primarily in two operating segments: Wholesale and Retail. The Company’s Wholesale segment includes the designing, manufacturing and distribution of quality watches. The Retail segment includes the Movado Boutiques and outlet stores.

The Company divides its watch business into distinct categories. The luxury category consists of the Ebel® and Concord® brands. The accessible luxury category consists of the Movado® and ESQ® brands. The licensed brands category represents brands distributed under license agreements and includes Coach®, HUGO BOSS®, Juicy Couture®, LACOSTE® and Tommy Hilfiger®.

Results of operations for the three months ended April 30, 2007 as compared to the three months ended April 30, 2006

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Three Months Ended April 30,
	2007	2006

Wholesale:
United States	$42,659	$47,642
International	40,488	33,361
Total Wholesale	83,147	81,003

Retail	18,216	16,741

Net Sales	$101,363	$97,744

Net sales for the three months ended April 30, 2007 were $101.4 million, above prior year by $3.6 million or 3.7%. The liquidation of excess discontinued inventory accounted for approximately $2.7 million of the increase. Net sales excluding the liquidation of excess discontinued inventory were $98.6 million, representing an increase of $0.9 million, or 0.9%, over the prior year period.

Net sales in the wholesale segment increased by $2.1 million or 2.6% to $83.1 million. The increase was driven by the growth in the licensed brand category, which was above prior year by $6.0 million or 38.2%. The expansion of the global HUGO BOSS market penetration and the continued international growth in Tommy Hilfiger, were the primary reasons for the increase. The luxury brands were flat year over year. Excluding the liquidation of $1.4 million in the fiscal 2008 first quarter, the luxury category was below prior year by $1.4 million or 7.7%. The decrease was the result of the timing of deliveries of new model introductions as well as reduced volume resulting from the repositioning of the Concord brand. Accessible luxury brand sales were below prior year by $3.9 million or 9.2%. Excluding the liquidation of $1.3 million, the accessible luxury category was below prior year by 12.2%. The principal reason for the change was the shift in the retail calendar which shifted retailer purchases from the first quarter to the second quarter of fiscal 2008. The retail calendar primarily affects United States chain jewelers and department stores, which make up a larger portion of the accessible luxury brands’ customer base.

Net sales in the U.S. wholesale segment were $42.7 million for the three months ended April 30, 2007, representing a 10.5% decrease when compared to prior year sales of $47.6 million. The decrease in net sales was primarily attributable to lower sales in the accessible luxury brands of $5.1 million. This decrease was primarily the result of the impact of the shift in the retail calendar. Sales in the accessible luxury category include $1.3 million of excess discontinued inventory. Net sales in the luxury category were relatively flat year over year. Excluding sales of excess discontinued inventory of approximately $0.4 million, the luxury category was below prior year by 12.0%. The licensed brand category was flat year over year.

Net sales in the international wholesale segment were $40.5 million for the three months ended April 30, 2007, representing an increase of $7.1 million or 21.4% above prior year sales of $33.4 million. The increase in net sales was primarily attributable to higher sales in the licensed brands of $6.0 million. This increase was primarily the result of new market expansion and continued strong demand in existing markets. Net sales in the luxury category were relatively flat year over year. Excluding sales of excess discontinued inventory of approximately $1.1 million, the luxury category was below prior year by 6.6%. This primarily reflects the re-

positioning of the Concord brand. Net sales in the accessible luxury category were $8.0 million or above prior year by $1.1 million or 16.7%. The increase was primarily driven by stronger demand for the Movado brand in the Middle East.

Net sales in the retail segment were $18.2 million for the three months ended April 30, 2007, representing an 8.8% increase above prior year sales of $16.7 million. The increase was driven by an overall 6.9% increase in Movado Boutique sales, resulting from increases in sales from non-comparable stores somewhat offset by a 1.5% comparable store sales decrease. Sales by the Company’s outlet stores were above prior year by 10.8%, resulting from a 2.1% comparable store sales increase along with sales from non-comparable stores. The Company operated 29 Movado Boutiques and 31 outlet stores at April 30, 2007, compared to 27 Movado Boutiques and 28 outlet stores at April 30, 2006.

The Company considers comparable store sales to be sales of stores that were open as of February 1st of the last year through January 31st of the current year.  The Company had 25 comparable Movado Boutiques and 28 comparable outlet stores for the three months ended April 30, 2007. The sales from stores that have been relocated, renovated or refurbished are included in the calculation of comparable store sales. During the quarter ended April 30, 2007, two Movado Boutiques, one in Soho, NY and the other in Northbrook, IL, were closed because they were underperforming. The sales from these two stores are excluded from the comparable store sales total. The closing of the two boutiques did not have a material effect on the financial results. The method of calculating comparable store sales varies across the retail industry.  As a result, the Company’s calculation of comparable store sales may not be the same as measures reported by other companies.

Gross Profit. Gross profit for the three months ended April 30, 2007 was $61.7 million or 60.8% of net sales as compared to $59.6 million or 61.0% of net sales for the three months ended April 30, 2006. The increase in gross profit of $2.1 million was the result of the higher sales volume and higher gross margin percentages in each of the businesses. Gross margin percentage excluding the liquidation of excess discontinued inventory was 62.9%, above the 61.0% margin recorded in the prior year. The increase in gross margin percentage was driven by higher brand margins on new model introductions, higher margins in the Movado Boutiques and higher effective margin as a result of the mix of sales by market.

Selling, General and Administrative (“SG&A”). SG&A expenses for the three months ended April 30, 2007 were $58.9 million or 58.1% of net sales as compared to $56.2 million or 57.5% of net sales for the three months ended April 30, 2006. The increase of $2.7 million includes higher spending to support retail expansion of $1.6 million, higher spending for customer support of $0.7 million and increased equity compensation expense of $0.4 million.

Wholesale Operating Income. Operating income in the wholesale segment decreased by $0.3 million to $4.4 million. The decrease was the net result of higher gross profit of $1.0 million, more than offset by the increase in SG&A expenses of $1.3 million. The higher gross profit of $1.0 million was primarily the result of improved gross margin percentages achieved over the prior year. The increase in SG&A expenses of $1.3 million related principally to higher spending on customer support of $0.7 million and increased equity compensation expense of $0.4 million.

Retail Operating Loss. Operating losses of $1.7 million and $1.3 million were recorded in the retail segment for the three months ended April 30, 2007 and 2006, respectively. The $0.4 million increase in the loss was the net result of higher gross profit of $1.1 million more than offset by higher SG&A expenses of $1.5 million. The increased gross profit was primarily attributable to the higher sales as well as an increase in the gross margin percentage primarily due to product mix as well as higher gross profit on jewelry. The increase in SG&A expenses was primarily the result of increased selling and occupancy expenses due to the increase in the number of stores.

Interest Expense. Interest expense for the three months ended April 30, 2007 and 2006 was $0.9 million for both periods. Average borrowings were $80.6 million at an average borrowing rate of 4.2% for the three months ended April 30, 2007 compared to average borrowings of $106.5 million at an average rate of 3.4% for the three months ended April 30, 2006.

Interest Income. Interest income was $1.2 million for the three months ended April 30, 2007 as compared to $0.9 million for the three months ended April 30, 2006. The cash invested generated interest income at the rate of 5.2% and 4.5% for the periods ending April 30, 2007 and 2006, respectively.

Income Taxes. Tax expense for the three months ended April 30, 2007 and 2006 was $0.6 million for both periods.  Taxes were recorded at a rate of 20.6% for the three months ended April 30, 2007 which included two discrete adjustments; a decrease to tax expense of $0.4 million to adjust deferred tax assets for changes in state tax rates and an increase to tax expense of $0.2 million as a result of new FIN 48 requirements related to the recognition of accrued interest on tax exposures.  Taxes were recorded at a rate of 17.9% for the three months ended April 30, 2006. Taxes for the prior year period included a discrete adjustment related to the adoption of tax planning strategies in Switzerland which utilized a greater portion of the Swiss net operating loss carryforward.

Net Income. For the three months ended April 30, 2007, the Company recorded net income of $2.4 million as compared to $2.9 million for the three months ended April 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $19.3 million for the three months ended April 30, 2007 as compared to $31.3 million for the three months ended April 30, 2006. The cash used in operating activities for the first quarter was primarily the result of an inventory build of $15.5 million. This reflects the historic pattern of the Company funding its working capital needs based on the seasonal nature of the business.

Cash used in investing activities amounted to $6.1 million and $2.3 million for the three months ended April 30, 2007 and 2006, respectively. The cash used during both periods consisted of the capital expenditures primarily related to the expansion and renovations of retail stores. In addition, for the three months ended April 30, 2007, cash was used for the construction of new booths to be used at the Basel World Fair for the Company’s new and existing brands.

Cash used in financing activities amounted to $7.1 million for the three months ended April 30, 2007 compared to cash used of $10.0 million for the three months ended April 30, 2006. Cash used in financing activities for both periods was primarily used to pay down long-term debt and to pay out dividends.

During fiscal 1999, the Company issued $25.0 million of Series A Senior Notes under a Note Purchase and Private Shelf Agreement dated November 30, 1998. These notes bear interest of 6.90% per annum, mature on October 30, 2010 and are subject to annual repayments of $5.0 million commencing October 31, 2006. These notes contain certain financial covenants including an interest coverage ratio and maintenance of consolidated net worth and certain non-financial covenants that restrict the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding. At April 30, 2007, the Company was in compliance with all financial and non-financial covenants and $20.0 million of these notes were issued and outstanding.

As of March 21, 2004, the Company amended its Note Purchase and Private Shelf Agreement, originally dated March 21, 2001. This agreement, which expired on March 21, 2007, allowed for the issuance of senior promissory notes in the aggregate principal amount of up to $40.0 million with maturities up to 12 years from their original date of issuance. On October 8, 2004, the Company issued, pursuant to the Note Purchase Agreement, 4.79% Senior Series A-2004 Notes due 2011 (the "Senior Series A-2004 Notes") in an aggregate principal amount of $20.0 million, which will mature on October 8, 2011 and are subject to annual repayments of $5.0 million commencing on October 8, 2008. Proceeds of the Senior Series A-2004 Notes have been used by the Company for capital expenditures, repayment of certain of its debt obligations and general corporate purposes. These notes contain certain financial covenants, including an interest coverage ratio and maintenance of consolidated net worth and certain non-financial covenants that restrict the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding. As of April 30, 2007, the Company was in compliance with all financial and non-financial covenants and $20.0 million of these notes were issued and outstanding.

On December 15, 2005, the Company as parent guarantor, and its Swiss subsidiaries, MGI Luxury Group S.A. and Movado Watch Company SA as borrowers, entered into a credit agreement with JPMorgan Chase Bank, N.A., JPMorgan Securities, Inc., Bank of America, N.A., PNC Bank and Citibank, N.A. (the "Swiss Credit Agreement") which provides for a revolving credit facility of 90.0 million Swiss francs and matures on December 15, 2010. The obligations of the Company’s two Swiss subsidiaries under this credit agreement are guaranteed by the Company under a Parent Guarantee, dated as of December 15, 2005, in favor of the lenders. The Swiss Credit Agreement contains financial covenants, including an interest coverage ratio, average debt coverage ratio and limitations on capital expenditures and certain non-financial covenants that restrict the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding. Borrowings under the Swiss Credit Agreement bear interest at a rate equal to the LIBOR (as defined in the Swiss Credit Agreement) plus a margin ranging from .50% per annum to .875% per annum (depending upon a leverage ratio). As of April 30, 2007, the Company was in compliance with all financial and non-financial covenants and had 44.0 million Swiss francs, with a dollar equivalent of $36.5 million, outstanding under this revolving credit facility.

On December 15, 2005, the Company and its Swiss subsidiaries, MGI Luxury Group S.A. and Movado Watch Company SA, entered into a credit agreement with JPMorgan Chase Bank, N.A., JPMorgan Securities, Inc., Bank of America, N.A., PNC Bank and Citibank, N.A. (the "US Credit Agreement") which provides for a revolving credit facility of $50.0 million (including a sublimit for borrowings in Swiss francs of up to an equivalent of $25.0 million) with a provision to allow for an increase of an additional $50.0 million subject to certain terms and conditions. The US Credit Agreement will mature on December 15, 2010. The obligations of MGI Luxury Group S.A. and Movado Watch Company SA are guaranteed by the Company under a Parent Guarantee, dated as of December 15, 2005, in favor of the lenders. The obligations of the Company are guaranteed by certain domestic subsidiaries of the Company under subsidiary guarantees, in favor of the lenders. The US Credit Agreement contains financial covenants, including an interest coverage ratio, average debt coverage ratio and limitations on capital expenditures and certain non-financial covenants that restrict the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding. Borrowings under the US Credit Agreement bear interest, at the Company’s option, at a rate equal to the Adjusted LIBOR (as defined in the US Credit Agreement) plus a margin ranging from .50% per annum to .875% per annum (depending upon a leverage ratio), or the Alternate Base Rate (as defined in the US Credit Agreement). As of April 30, 2007, the Company was in compliance with all financial and non-financial covenants, and there were no outstanding borrowings against this line.

On June 16, 2006, the Company renewed a line of credit letter agreement with Bank of America and an amended and restated promissory note in the principal amount of up to $20.0 million payable to Bank of America, originally dated December 12, 2005. Pursuant to the line of credit letter agreement, Bank of America will consider requests for short-term loans and documentary letters of credit for the importation of merchandise inventory, the aggregate amount of which at any time outstanding shall not exceed $20.0 million. The Company's obligations under the agreement are guaranteed by its subsidiaries, Movado Retail Group, Inc. and Movado LLC. Pursuant to the amended and restated promissory note, the Company promised to pay to Bank of America $20.0 million, or such lesser amount as may then be the unpaid balance of all loans made by Bank of America to the Company thereunder, in immediately available funds upon the maturity date of June 16, 2007. The Company has the right to prepay all or part of any outstanding amounts under the promissory note without penalty at any time prior to the maturity date. The amended and restated promissory note bears interest at an annual rate equal to either (i) a floating rate equal to the prime rate or (ii) such fixed rate as may be agreed upon by the Company and Bank of America for an interest period which is also then agreed upon. The amended and restated promissory note contains various representations and warranties and events of default that are customary for instruments of that type. As of April 30, 2007, there were no outstanding borrowings against this line.

On July 31, 2006, the Company renewed a promissory note, originally dated December 13, 2005, in the principal amount of up to $37.0 million, at a revised amount of up to $7.0 million, payable to JPMorgan Chase Bank, N.A. ("Chase"). Pursuant to the promissory note, the Company promised to pay to Chase $7.0 million, or such lesser amount as may then be the unpaid balance of each loan made or letter of credit issued by Chase to the Company thereunder, upon the maturity date of July 31, 2007. The Company has the right to prepay all or part of any outstanding amounts under the promissory note without penalty at any time prior to the maturity date. The promissory note bears interest at an annual rate equal to (i) a floating rate equal to the prime rate, (ii) a fixed rate equal to an adjusted LIBOR plus 0.625% or (iii) a fixed rate equal to a rate of interest offered by Chase from time to time on any single commercial borrowing. The promissory note contains various events of default that are customary for instruments of that type. In addition, it is an event of default for any security interest or other encumbrance to be created or imposed on the Company's property, other than as permitted in the lien covenant of the US Credit Agreement. Chase issued 11 irrevocable standby letters of credit for retail and operating facility leases to various landlords, for the administration of the Movado Boutique private-label credit card and Canadian payroll to the Royal Bank of Canada totaling $1.2 million with expiration dates through June 7, 2008. As of April 30, 2007, there were no outstanding borrowings against this promissory note.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. Available credit under these lines totaled 8.0 million Swiss francs, with dollar equivalents of $6.6 million and $6.5 million at April 30, 2007 and 2006, respectively. As of April 30, 2007, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $1.7 million in various foreign currencies. As of April 30, 2007, there were no outstanding borrowings against these lines.

The Company paid dividends of $0.08 per share or approximately $2.1 million, for the three months ended April 30, 2007 and $0.06 per share or approximately $1.5 million for the three months ended April 30, 2006.

Cash at April 30, 2007 amounted to $101.8 million compared to $82.6 million at April 30, 2006. The increase in cash is as a result of strong cash flow from operations during the prior year.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency and Commodity Price Risk

A significant portion of the Company’s purchases are denominated in Swiss francs. The Company reduces its exposure to the Swiss franc exchange rate risk through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. The Company uses various derivative financial instruments to further reduce the net exposures to currency fluctuations, predominately forward and option contracts. These derivatives either (a) are used to hedge the Company’s Swiss franc liabilities and are recorded at fair value with the changes in fair value reflected in earnings or (b) are documented as cash flow hedges with the gains and losses on this latter hedging activity first reflected in other comprehensive income, and then later classified into earnings in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (“SFAS No. 133”), as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149. In both cases, the earnings impact is partially offset by the effects of currency movements on the underlying hedged transactions. If the Company did not engage in a hedging program, any change in the Swiss franc to local currency would have an equal effect on the Company’s cost of sales. In addition, the Company hedges its Swiss franc payable exposure with forward contracts. As of April 30, 2007, the Company’s entire net forward contracts hedging portfolio consisted of 127.0 million Swiss francs equivalent for various expiry dates ranging through May 30, 2008. If the Company were to settle its Swiss franc forward contracts at April 30, 2007, the net result would have been a gain of $0.5 million, net of tax of $0.3 million. As of April 30, 2007, the Company had 16.0 million Swiss franc option contracts related to cash flow hedges for various expiry dates ranging through April 30, 2008. If the Company were to settle its Swiss franc option contracts at April 30, 2007, the net result would have been a net gain of less than $0.1 million.

The Company’s Board of Directors authorized the hedging of the Company’s Swiss franc denominated investment in its wholly-owned Swiss subsidiaries using purchase options under certain limitations. These hedges are treated as net investment hedges under SFAS No. 133. As of April 30, 2007, the Company did not hold a purchased option hedge portfolio related to net investment hedging.

Commodity Risk

Additionally, the Company has a hedging program related to gold used in the manufacturing of the Company’s watches. Under this hedging program, the Company purchases various commodity derivative instruments, primarily future contracts. These derivatives are documented as SFAS No. 133 cash flow hedges, and gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. If the Company did not engage in a gold hedging program, any changes in the gold price would have an equal effect on the Company’s cost of sales. The Company did not hold any futures contracts in its gold hedge portfolio related to cash flow hedges as of April 30, 2007.

Debt and Interest Rate Risk

In addition, the Company has certain debt obligations with variable interest rates, which are based on Swiss LIBOR plus a fixed additional interest rate. The Company does not hedge these interest rate risks. The Company also has certain debt obligations with fixed interest rates. The differences between the market based interest rates at April 30, 2007, and the fixed rates were unfavorable. The Company believes that a 1% change in interest rates would affect the Company’s net income by approximately $0.4 million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting during the three months ended April 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

As of April 30, 2007, there have been no material changes to any of the risk factors previously reported in the Annual Report on Form 10-K for the fiscal year ended January 31, 2007.

Item 6.  Exhibits

10.1	Third Amendment to License Agreement dated as of January 1, 1992 between Registrant and Hearst Magazines, a Division of Hearst Communications, Inc., effective February 15, 2007.*

10.2	Fifth Amendment to License Agreement dated December 9, 1996 between Registrant and Coach, Inc. effective March 9, 2007.*

10.3	Sixth Amendment to License Agreement dated June 3, 1999 between Registrant and Tommy Hilfiger Licensing, Inc. effective April 11, 2007.*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential portions of Exhibits 10.1, 10.2 and 10.3 have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOVADO GROUP, INC.
(Registrant)

Dated: May 31, 2007	By:	/s/ Eugene J. Karpovich
Eugene J. Karpovich
Senior Vice President,
Chief Financial Officer and
Principal Accounting Officer