Form 10-Q
period 2007-07-31
MOVADO GROUP INC
filed 2007-09-07
CIK 72573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2007

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

The number of shares outstanding of the registrant's common stock and class A common stock as of August 31, 2007 were 19,414,101 and 6,634,319, respectively.

MOVADO GROUP, INC.

Index to Quarterly Report on Form 10-Q
July 31, 2007

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

MOVADO GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)
	July 31, 2007	January 31, 2007	July 31, 2006
ASSETS
Current assets:
Cash	$112,456	$133,011	$78,126
Trade receivables, net	100,611	111,417	128,416
Inventories, net	215,557	193,342	215,461
Other current assets	37,443	35,109	34,712
Total current assets	466,067	472,879	456,715

Property, plant and equipment, net	61,040	56,823	51,931
Deferred income taxes	27,863	12,091	7,364
Other non-current assets	37,417	35,825	33,100
Total assets	$592,387	$577,618	$549,110

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,000	$5,000	$5,000
Accounts payable	30,708	32,901	34,797
Accrued liabilities	38,037	45,610	37,459
Deferred and current taxes payable	5,717	5,946	2,550
Total current liabilities	79,462	89,457	79,806

Long-term debt	62,475	75,196	91,978
Deferred and non-current income taxes	32,181	11,054	13,278
Other non-current liabilities	24,384	23,087	20,112
Total liabilities	198,502	198,794	205,174

Commitments and contingencies (Note 7)

Minority interest	1,467	443	245

Shareholders’ equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	-	-	-
Common Stock, $0.01 par value, 100,000,000 shares authorized; 24,176,802, 23,872,262 and 23,661,968 shares issued, respectively	242	239	237
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,634,319, 6,642,159 and 6,700,909 shares issued and outstanding, respectively	66	66	67
Capital in excess of par value	124,393	117,811	113,405
Retained earnings	283,329	280,495	247,656
Accumulated other comprehensive income	40,537	32,307	34,812
Treasury Stock, 4,785,701, 4,678,244 and 4,676,117 shares, respectively, at cost	(56,149)	(52,537)	(52,486)
Total shareholders’ equity	392,418	378,381	343,691
Total liabilities and equity	$592,387	$577,618	$549,110

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006

Net sales	$139,467	$126,588	$240,830	$224,332
Cost of sales	56,121	48,076	95,832	86,230

Gross profit	83,346	78,512	144,998	138,102
Selling, general and administrative	67,009	64,438	125,889	120,594

Operating income	16,337	14,074	19,109	17,508

Interest expense	(872)	(919)	(1,751)	(1,862)
Interest income	1,062	616	2,309	1,507

Income before income taxes and minority interest	16,527	13,771	19,667	17,153
Provision for income taxes (Note 2)	4,117	2,407	4,764	3,013
Minority interest	146	15	239	(64)

Net income	$12,264	$11,349	$14,664	$14,204

Basic income per share:
Net income per share	$0.47	$0.44	$0.56	$0.56
Weighted basic average shares outstanding	26,016	25,661	25,967	25,550

Diluted income per share:
Net income per share	$0.45	$0.43	$0.54	$0.54
Weighted diluted average shares outstanding	27,272	26,584	27,259	26,506

Dividends paid per share	$0.08	$0.06	$0.16	$0.12

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended July 31,
	2007	2006
Cash flows from operating activities:
Net income	$14,664	$14,204
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,911	7,736
Deferred income taxes	(2,505)	(1,351)
Provision for losses on accounts receivable	754	1,739
Provision for losses on inventory	312	319
Loss on disposition of property, plant and equipment	1,075	-
Stock-based compensation	2,253	1,340
Excess tax benefit from stock-based compensation	(1,528)	(1,345)
Minority interest	239	(64)
Changes in assets and liabilities:
Trade receivables	12,151	(17,858)
Inventories	(18,100)	(13,146)
Other current assets	(1,290)	(5,575)
Accounts payable	(2,705)	4,059
Accrued liabilities	(7,001)	(8,893)
Current taxes payable	1,237	(4,704)
Other non-current assets	(1,804)	(1,448)
Other non-current liabilities	1,291	616
Net cash provided by (used in) operating activities	6,954	(24,371)

Cash flows from investing activities:
Capital expenditures	(12,612)	(6,811)
Investments from joint venture interest	787	-
Trademarks	(132)	(381)
Net cash used in investing activities	(11,957)	(7,192)

Cash flows from financing activities:
Net repayments of bank borrowings	(13,979)	(15,161)
Stock options exercised and other changes	(808)	1,048
Excess tax benefit from stock-based compensation	1,528	1,345
Dividends paid	(4,155)	(3,063)
Net cash used in financing activities	(17,414)	(15,831)

Effect of exchange rate changes on cash	1,862	1,895

Net decrease in cash	(20,555)	(45,499)

Cash at beginning of period	133,011	123,625

Cash at end of period	$112,456	$78,126

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

NOTE 1 – RECLASSIFICATIONS

Certain reclassifications were made to prior year's financial statement amounts and related note disclosures to conform to the fiscal 2008 presentation.

NOTE 2 - INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on February 1, 2007. As a result of adoption, the Company recognized a charge of approximately $7.7 million to the February 1, 2007 retained earnings balance. As of the date of adoption, the Company had gross unrecognized tax benefits of $30.0 million (exclusive of interest) of which $16.1 million, if recognized, would affect the effective tax rate.  Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense.  As of the date of adoption, the Company had $2.5 million of accrued interest (net of tax) related to unrecognized tax benefits.  For the six months ended July 31, 2007, the Company accrued an additional $0.4 million of interest (net of tax) and reduced $0.4 million of unrecognized tax benefits as a result of a lapse of the applicable statute of limitations.

The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business, the Company is subject to examination by taxing authorities in many countries, including such major jurisdictions as Switzerland, Hong Kong, Canada and the United States.  The Company is no longer subject to U.S. federal income tax examinations for years before the fiscal year ended January 31, 2004 and with few exceptions, is no longer subject to state and local or foreign income tax examinations by tax authorities for years before the fiscal year ended January 31, 2003.

The Internal Revenue Service commenced examinations of the Company’s consolidated U.S. federal income tax returns for fiscal years 2004 through 2006 in the second quarter of fiscal 2007.  It is possible that the examination phase of the audit may conclude in fiscal 2008 and it is reasonably possible a change in the unrecognized tax benefits may occur; however, quantification of an estimated range cannot be made at this time.

Tax expense for the three months ended July 31, 2007 and 2006 was $4.1 million and $2.4 million, respectively.  Taxes were recorded at a rate of 24.9% for the three months ended July 31, 2007 as compared to 17.5% for the three months ended July 31, 2006.  Tax expense for the six months ended July 31, 2007 and 2006 was $4.8 million and $3.0 million, respectively.  Taxes were recorded at a rate of 24.2% for the six months ended July 31, 2007 as compared to 17.6% for the six months ended July 31, 2006.  Taxes for both the three and six months ended July 31, 2006 included a benefit related to the adoption of tax planning strategies in Switzerland which utilized a greater portion of the Swiss net operating loss carryforward.

NOTE 3 – COMPREHENSIVE INCOME

The components of comprehensive income for the three months and six months ended July 31, 2007 and 2006 are as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006

Net income	$12,264	$11,349	$14,664	$14,204
Net unrealized (loss) gain on investments, net of tax	(118)	13	(100)	20
Effective portion of unrealized gain on hedging contracts, net of tax	211	157	1,017	2,062
Foreign currency translation adjustments (1)	1,469	(100)	7,313	5,057
Total comprehensive income	$13,826	$11,419	$22,894	$21,343

(1) The foreign currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in international subsidiaries.

NOTE 4 – SEGMENT INFORMATION

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires disclosure of segment data based on how management makes decisions about allocating resources to segments and measuring their performance.

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

Operating Segment Data for the Three Months Ended July 31, 2007 and 2006 (in thousands):

	Net Sales		Operating Income
	2007	2006	2007	2006

Wholesale	$116,311	$106,108	$15,970	$13,210
Retail	23,156	20,480	367	864
Consolidated total	$139,467	$126,588	$16,337	$14,074

Operating Segment Data for the Six Months Ended July 31, 2007 and 2006 (in thousands):

	Net Sales		Operating Income (Loss)
	2007	2006	2007	2006

Wholesale	$199,458	$187,110	$20,365	$17,896
Retail	41,372	37,222	(1,256)	(388)
Consolidated total	$240,830	$224,332	$19,109	$17,508

	Total Assets
	July 31, 2007	January 31, 2007	July 31, 2006

Wholesale	$525,916	$510,380	$487,413
Retail	66,471	67,238	61,697
Consolidated total	$592,387	$577,618	$549,110

Geographic Segment Data for the Three Months Ended July 31, 2007 and 2006 (in thousands):

	Net Sales		Operating Income
	2007	2006	2007	2006

United States	$81,228	$84,119	$2,003	$2,637
International	58,239	42,469	14,334	11,437
Consolidated total	$139,467	$126,588	$16,337	$14,074

United States and International net sales are net of intercompany sales of $68.5 million and $60.5 million for the three months ended July 31, 2007 and 2006, respectively.

Geographic Segment Data for the Six Months Ended July 31, 2007 and 2006 (in thousands):

	Net Sales		Operating (Loss) Income
	2007	2006	2007	2006

United States	$142,103	$148,495	$(6,350)	$(1,617)
International	98,727	75,837	25,459	19,125
Consolidated total	$240,830	$224,332	$19,109	$17,508

United States and International net sales are net of intercompany sales of $129.9 million and $110.0 million for the six months ended July 31, 2007 and 2006, respectively.

	Total Assets
	July 31, 2007	January 31, 2007	July 31, 2006

United States	$343,322	$357,650	$328,630
International	249,065	219,968	220,480
Consolidated total	$592,387	$577,618	$549,110

	Long-Lived Assets
	July 31, 2007	January 31, 2007	July 31, 2006

United States	$45,293	$42,702	$36,556
International	15,747	14,121	15,375
Consolidated total	$61,040	$56,823	$51,931

NOTE 5 – INVENTORIES, NET

Inventories consist of the following (in thousands):
	July 31, 2007	January 31, 2007	July 31, 2006

Finished goods	$138,777	$129,082	$142,594
Component parts	66,345	55,930	65,392
Work-in-process	10,435	8,330	7,475
	$215,557	$193,342	$215,461

NOTE 6 – EARNINGS PER SHARE

The Company presents net income per share on a basic and diluted basis.  Basic earnings per share are computed using weighted-average shares outstanding during the period.  Diluted earnings per share are computed using the weighted-average number of shares outstanding adjusted for dilutive common stock equivalents.

The weighted-average number of shares outstanding for basic earnings per share were 26,016,000 and 25,661,000 for the three months ended July 31, 2007 and 2006, respectively.  For diluted earnings per share, these amounts were increased by 1,256,000 and 923,000 for the three months ended July 31, 2007 and 2006, respectively, due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans.

The weighted-average number of shares outstanding for basic earnings per share were 25,967,000 and 25,550,000 for the six months ended July 31, 2007 and 2006, respectively.  For diluted earnings per share, these amounts were increased by 1,292,000 and 956,000 for the six months ended July 31, 2007 and 2006, respectively, due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

At July 31, 2007, the Company had outstanding letters of credit totaling $1.2 million with expiration dates through August 31, 2008.  One bank in the domestic bank group has issued 11 irrevocable standby letters of credit for retail and operating facility leases to various landlords, for the administration of the Movado Boutique private-label credit card and Canadian payroll to the Royal Bank of Canada.

As of July 31, 2007, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $1.7 million in various foreign currencies.

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

NOTE 8 – RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements.’’  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS No. 157 on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FAS 115.”  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of SFAS No. 159 on the Company’s consolidated financial statements.

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

Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and the results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s most critical accounting policies have been discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007.  In applying such policies, management must use significant estimates that are based on its informed judgment. Because of the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

As of July 31, 2007, except as noted below, there have been no material changes to any of the critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007.

On February 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109).  This interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As a result of adoption, the Company recognized a charge of approximately $7.7 million to the February 1, 2007 retained earnings balance. As of the date of adoption, the Company had gross unrecognized tax benefits of $30.0 million (exclusive of interest) of which $16.1 million, if recognized, would affect the effective tax rate.

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

Results of operations for the three months ended July 31, 2007 as compared to the three months ended July 31, 2006

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Three Months Ended July 31,
	2007	2006

Wholesale:
United States	$58,072	$63,639
International	58,239	42,469
Total Wholesale	116,311	106,108

Retail	23,156	20,480

Net Sales	$139,467	$126,588

Net sales for the three months ended July 31, 2007 were $139.5 million, above prior year by $12.9 million or 10.2%.  The liquidation of excess discontinued inventory accounted for approximately $8.3 million of the increase.  Net sales excluding the liquidation of excess discontinued inventory were $131.2 million, representing an increase of $4.6 million or 3.6% over the prior year period.  There were no liquidation sales in the prior year period.

Net sales in the wholesale segment increased by $10.2 million or 9.6% to $116.3 million.  The increase was driven by the licensed brand and luxury categories. Net sales in the licensed brand category were above prior year by $7.9 million or 35.1%.  The expansion of HUGO BOSS and the introduction of the LACOSTE brand in the current fiscal year were the primary drivers of the increase.  Net sales in the luxury category were above prior year by $6.7 million or 28.7%.  Excluding the liquidation sales of $8.1 million in the fiscal 2008 second quarter, net sales in the luxury category were below prior year by $1.4 million or 6.0%.  The decrease was the result of reduced volume due to the repositioning of the Concord brand.  The accessible luxury category sales were below prior year by $4.9 million or 8.7%.  The principal reason for the decrease was the shift in the retail calendar which shifted retailer purchases from the first half to the second half of fiscal 2008.  The retail calendar primarily affects United States chain jewelers and department stores, which make up a larger portion of the accessible luxury brands’ customer base.

Net sales in the U.S. wholesale segment were $58.1 million for the three months ended July 31, 2007, representing an 8.7% decrease when compared to prior year sales of $63.6 million.  The decrease in net sales was primarily attributable to lower sales in the accessible luxury category of $6.3 million.  This decrease was primarily the result of the impact of the shift in the retail calendar.  Net sales in the luxury category were above prior year by $1.3 million or 19.5%.  Excluding sales of excess discontinued inventory of approximately $2.7 million, net sales in the luxury category were below prior year by 22.1% due to the repositioning of the Concord brand.  Net sales in the licensed brand category were relatively flat year over year.

Net sales in the international wholesale segment were $58.2 million for the three months ended July 31, 2007, representing an increase of $15.7 million or 37.1% above prior year sales of $42.5 million.  The increase was driven by the licensed brand and luxury categories.  Net sales in the licensed brand category were above prior year by $8.5 million or 59.3%.  The increase was primarily the result of the launches and market expansion of the newer licensed brands. The Tommy Hilfiger brand also continued to benefit from strong international growth.  Net sales in the luxury category were above prior year by $5.5 million or 32.2%.  Excluding the liquidation sales of $5.4 million in the fiscal 2008 second quarter, net sales in the luxury category were relatively flat year over year.  This was the result of a strong demand for Ebel, offset by reduced volume in Concord due to the repositioning of the brand.  Net sales in the accessible luxury category were $11.0 million or above prior year by $1.4 million or 15.1%.  The increase was primarily driven by stronger demand for the Movado brand in the Caribbean.

Net sales in the retail segment were $23.2 million for the three months ended July 31, 2007, representing a 13.1% increase above prior year sales of $20.5 million.  The increase was driven by an overall increase in outlets store sales, resulting from an 8.3% comparable store sales increase along with sales increases from non-comparable stores. Sales by the Movado Boutiques were above prior year by 4.8%, resulting from increases in sales from non-comparable stores somewhat offset by a decrease of 2.3%, or $0.2 million, in comparable store sales. The Company operated 31 Movado Boutiques and 31 outlet stores at July 31, 2007, compared to 28 Movado Boutiques and 29 outlet stores at July 31, 2006.

The Company considers comparable store sales to be sales from stores that were open as of February 1 of last year through January 31 of the current year.  The Company had 25 comparable Movado Boutiques and 28 comparable outlet stores for the three months ended July 31, 2007.  The sales from stores that have been relocated, renovated or refurbished are included in the calculation of comparable store sales.  The method of calculating comparable store sales varies across the retail industry.  As a result, the Company’s calculation of comparable store sales may not be the same as measures reported by other companies.

Gross Profit.  Gross profit for the three months ended July 31, 2007 was $83.3 million or 59.8% of net sales as compared to $78.5 million or 62.0% of net sales for the three months ended July 31, 2006.  The increase in gross profit of $4.8 million was primarily the result of a stronger gross profit percentage in base business sales excluding liquidation, as well as the increase in sales.  The gross profit percentage was negatively impacted by the liquidation sales of $8.3 million.  Excluding the liquidation sales, the gross profit percentage was 63.6%.  The increase was the result of higher margins across most brands resulting from better margins on new model introductions, the favorable impact of price increases, the mix of sales by market and the favorable impact of foreign exchange on the growing international business.  In addition, higher margins were recorded in the retail segment resulting from better margins on jewelry and watches, as well as favorable product mix.

Selling, General and Administrative (“SG&A”). SG&A expenses for the three months ended July 31, 2007 were $67.0 million as compared to $64.4 million for the three months ended July 31, 2006. The increase of $2.6 million includes higher spending to support retail expansion of $2.2 million, higher payroll and related costs of $1.1 million reflecting compensation and benefit cost increases and increased equity compensation expense of $0.5 million.  These expenses were somewhat offset by a decrease in accounts receivable related expenses of $1.1 million and reduced advertising expense of $0.8 million due to a shift in spending from the first to the second half of fiscal 2008 to coincide with the shift in sales between the two periods.  In addition, as a result of the consolidation of the Company’s majority-owned joint venture with Swico Limited (“Swico”) established to distribute the licensed brands in the United Kingdom, $0.3 million of expense was included in the consolidated results.

Wholesale Operating Income. Operating income in the wholesale segment increased by $2.8 million to $16.0 million.  The increase was the net result of higher gross profit of $3.4 million offset by an increase in SG&A expenses of $0.6 million.  The higher gross profit of $3.4 million was primarily the result of improved gross margin percentages achieved over the prior year.  The increase in SG&A expenses of $0.6 million related principally to higher payroll and related costs of $1.1 million and increased equity compensation expense of $0.5 million, somewhat offset by decreases in accounts receivable related expenses of $1.1 million and reduced advertising expense of $0.5 million.  In addition, as a result of the consolidation of the Company’s majority-owned joint venture with Swico, $0.3 million of expense was recorded in the wholesale segment’s results.

Retail Operating Income. Operating income of $0.4 million and $0.9 million were recorded in the retail segment for the three months ended July 31, 2007 and 2006, respectively.  The $0.5 million decrease was the net result of higher gross profit of $1.4 million more than offset by higher SG&A expenses of $1.9 million.  The increased gross profit was primarily attributable to higher sales as well as an increase in the gross margin percentage primarily due to higher gross profit on jewelry and watches.  The increase in SG&A expenses was primarily the result of increased selling and occupancy expenses due to the increase in the number of stores.

Interest Expense.  Interest expense for the three months ended July 31, 2007 and 2006 was $0.9 million for both periods.  Average borrowings were $75.1 million at an average borrowing rate of 4.5% for the three months ended July 31, 2007 compared to average borrowings of $99.3 million at an average rate of 3.7% for the three months ended July 31, 2006.

Interest Income.  Interest income was $1.1 million for the three months ended July 31, 2007 as compared to $0.6 million for the three months ended July 31, 2006.  The higher interest income resulted from greater cash invested as well as a higher earned rate. The cash invested generated interest income at the rate of 5.2% and 4.9% for the periods ending July 31, 2007 and 2006, respectively.

Income Taxes.  Tax expense for the three months ended July 31, 2007 and 2006 was $4.1 million and $2.4 million, respectively.  Taxes were recorded at a rate of 24.9% for the three months ended July 31, 2007 as compared to 17.5% for the three months ended July 31, 2006.  Taxes for the prior year period included a benefit related to the adoption of tax planning strategies in Switzerland which utilized a greater portion of the Swiss net operating loss carryforward.

Net Income.  For the three months ended July 31, 2007, the Company recorded net income of $12.3 million as compared to $11.3 million for the three months ended July 31, 2006.

Results of operations for the six months ended July 31, 2007 as compared to the six months ended July 31, 2006

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Six Months Ended July 31,
	2007	2006

Wholesale:
United States	$100,731	$111,273
International	98,727	75,837
Total Wholesale	199,458	187,110

Retail	41,372	37,222

Net Sales	$240,830	$224,332

Net sales for the six months ended July 31, 2007 were $240.8 million, above prior year by $16.5 million or 7.4%.  The liquidation of excess discontinued inventory accounted for approximately $11.0 million of the increase.  Net sales excluding the liquidation of excess discontinued inventory were $229.8 million, representing an increase of $5.5 million or 2.4% over the prior year period.  There were no liquidation sales in the prior year period.

Net sales in the wholesale segment increased by $12.3 million or 6.6% to $199.5 million.  The increase was driven by the licensed brand and luxury categories.  Net sales in the licensed brand category were above prior year by $13.9 million or 36.5%.  The increase was primarily the result of the launches and market expansion of the newer licensed brands.  Net sales in the luxury category were above prior year by $6.7 million or 16.1%.  Excluding the liquidation sales of $9.5 million in fiscal 2008, net sales in the luxury category were below prior year by $2.8 million or 6.8%.  The decrease was the result of reduced volume due to the repositioning of the Concord brand.  Net sales in the accessible luxury category were below prior year by $8.8 million or 8.9%.  Excluding the liquidation sales of $1.5 million, net sales in the accessible luxury category were below prior year by 10.4%.  The principal reason for the decrease was the shift in the retail calendar which shifted retailer purchases from the first half to the second half of fiscal 2008.

Net sales in the U.S. wholesale segment were $100.7 million for the six months ended July 31, 2007, representing a 9.5% decrease when compared to prior year sales of $111.3 million.  The decrease in net sales was primarily attributable to lower net sales in the accessible luxury category of $11.4 million.  This decrease was primarily the result of the impact of the shift in the retail calendar.  Net sales in the luxury category were above prior year by $1.2 million or 11.5%.  Excluding sales of excess discontinued inventory of approximately $3.0 million, net sales in the luxury category were below prior year by 18.4% due to the repositioning of the Concord brand.  Net sales in the licensed brand category were relatively flat year over year.

Net sales in the international wholesale segment were $98.7 million for the six months ended July 31, 2007, representing an increase of $22.9 million or 30.2% above prior year sales of $75.8 million.  The increase was primarily attributable to higher net sales in the licensed brand category of $14.5 million, primarily the result of the launches and market expansion of the newer licensed brands.  Net sales in the luxury category were 17.5% above prior year.  Excluding sales of excess discontinued inventory of approximately $6.5 million, net sales in the luxury category were below prior year by 3.0%.  This decrease primarily reflects the repositioning of the Concord brand.  Net sales in the accessible luxury category were $18.9 million or above prior year by $2.6 million or 15.8%.  The increase was primarily driven by stronger demand for the Movado brand in the Caribbean.

Net sales in the retail segment were $41.4 million for the six months ended July 31, 2007, representing an 11.1% increase above prior year sales of $37.2 million.  The increase was driven by an overall 16.2% increase in outlet store sales, resulting from a 5.6% comparable store sales increase along with sales increases from non-comparable stores.  Sales in the Movado Boutiques were above prior year by 5.8%, resulting from increases in sales from non-comparable stores somewhat offset by a decrease of 1.9%, or $0.3 million, in comparable store sales.  The Company operated 31 Movado Boutiques and 31 outlet stores at July 31, 2007, compared to 28 Movado Boutiques and 29 outlet stores at July 31, 2006.

Gross Profit.  Gross profit for the six months ended July 31, 2007 was $145.0 million or 60.2% of net sales as compared to $138.1 million or 61.6% of net sales for the six months ended July 31, 2006.  The increase in gross profit of $6.9 million was primarily the result of a stronger gross profit percentage in the base business sales excluding liquidation as well as the increase in sales.  The gross profit percentage was impacted by the liquidation sales of $11.0 million.  Excluding the liquidation sales, the gross profit percentage was 63.3%.  The increase was the result of higher margins across most brands resulting from better margins on new model introductions, the favorable impact of price increases, the mix of sales by market and the favorable impact of foreign exchange on the growing international business.  In addition, higher margins were recorded in the retail segment resulting from better margins on jewelry and watches.

Selling, General and Administrative. SG&A expenses for the six months ended July 31, 2007 were $125.9 million as compared to $120.6 million for the six months ended July 31, 2006. The increase of $5.3 million includes higher spending to support retail expansion of $3.8 million, higher payroll and related costs of $1.5 million reflecting compensation and benefit cost increases, increased equity compensation expense of $0.9 million and higher costs related to the Baselworld watch and jewelry show of $0.5 million, primarily due to the additional new brands displayed at the show.  These expenses were somewhat offset by a decrease in accounts receivable related expenses of $1.4 million and reduced advertising expense of $1.0 million due to a shift in spending from the first to the second half of fiscal 2008 to coincide with the shift in sales between the two periods.  In addition, as a result of the consolidation of the Company’s majority-owned joint venture with Swico established to distribute the licensed brands in the United Kingdom, $0.3 million of expense was included in the consolidated results.

Wholesale Operating Income. Operating income in the wholesale segment increased by $2.5 million to $20.4 million.  The increase was the net result of higher gross profit of $4.3 million, somewhat offset by the increase in SG&A expenses of $1.8 million.  The higher gross profit of $4.3 million was primarily the result of improved gross margin percentages achieved over the prior year.  The increase in SG&A expenses of $1.8 million related principally to higher payroll and related costs of $1.5 million, increased equity compensation expense of $0.9 million and higher costs related to the Baselworld watch and jewelry show of $0.5 million.  These expenses were somewhat offset by a decrease in accounts receivable related expenses of $1.4 million and reduced advertising expense of $0.6 million.  In addition, as a result of the consolidation of the Company’s majority-owned joint venture with Swico, $0.3 million of expense was recorded in the wholesale segment’s results.

Retail Operating Loss. Operating losses of $1.3 million and $0.4 million were recorded in the retail segment for the six months ended July 31, 2007 and 2006, respectively.  The $0.9 million increase in the loss was the net result of higher gross profit of $2.5 million more than offset by higher SG&A expenses of $3.4 million.  The increased gross profit was primarily attributable to the higher sales as well as an increase in the gross margin percentage primarily due to higher gross profit on jewelry and watches.  The increase in SG&A expenses was primarily the result of increased selling and occupancy expenses due to the increase in the number of stores.

Interest Expense.  Interest expense for the six months ended July 31, 2007 and 2006 was $1.8 million and $1.9 million, respectively.  Average borrowings were $77.8 million at an average borrowing rate of 4.4% for the six months ended July 31, 2007 compared to average borrowings of $102.8 million at an average rate of 3.6% for the six months ended July 31, 2006.

Interest Income.  Interest income was $2.3 million for the six months ended July 31, 2007 as compared to $1.5 million for the six months ended July 31, 2006.  The higher interest income resulted from greater cash invested as well as a higher earned rate. The cash invested generated interest income at the rate of 5.2% and 4.7% for the periods ending July 31, 2007 and 2006, respectively.

Income Taxes.  Tax expense for the six months ended July 31, 2007 and 2006 was $4.8 million and $3.0 million, respectively.  Taxes were recorded at a rate of 24.2% for the six months ended July 31, 2007 as compared to 17.6% for the six months ended July 31, 2006.  Taxes for the prior year period included a benefit related to the adoption of tax planning strategies in Switzerland which utilized a greater portion of the Swiss net operating loss carryforward.

Net Income.  For the six months ended July 31, 2007, the Company recorded net income of $14.7 million as compared to $14.2 million for the six months ended July 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $7.0 million for the six months ended July 31, 2007 as compared to cash used of $24.4 million for the six months ended July 31, 2006.  The increase in cash provided by operating activities is primarily attributed to improvements in accounts receivable.  This is principally the result of the mix of business in the current year.  The sales growth was primarily in the licensed brand category where shorter payment terms are the norm and in the retail segment which is a cash business.

Cash used in investing activities amounted to $12.0 million and $7.2 million for the six months ended July 31, 2007 and 2006, respectively.  The cash used during both periods consisted of the capital expenditures primarily related to the expansion and renovations of retail stores, the acquisition of computer hardware and software, and construction of booths to be used at the Baselworld watch and jewelry show.

Cash used in financing activities amounted to $17.4 million for the six months ended July 31, 2007 compared to cash used of $15.8 million for the six months ended July 31, 2006.  Cash used in financing activities for both periods was primarily used to pay down long-term debt and to pay out dividends.

During fiscal 1999, the Company issued $25.0 million of Series A Senior Notes under a Note Purchase and Private Shelf Agreement dated November 30, 1998.  These notes bear interest of 6.90% per annum, mature on October 30, 2010 and are subject to annual repayments of $5.0 million commencing October 31, 2006.  These notes contain certain financial covenants including an interest coverage ratio and maintenance of consolidated net worth and certain non-financial covenants that restrict the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding.  At July 31, 2007, the Company was in compliance with all financial and non-financial covenants and $20.0 million of these notes were issued and outstanding.

As of March 21, 2004, the Company amended its Note Purchase and Private Shelf Agreement, originally dated March 21, 2001.  This agreement, which expired on March 21, 2007, allowed for the issuance of senior promissory notes in the aggregate principal amount of up to $40.0 million with maturities up to 12 years from their original date of issuance.  On October 8, 2004, the Company issued, pursuant to the Note Purchase Agreement, 4.79% Senior Series A-2004 Notes due 2011 (the "Senior Series A-2004 Notes") in an aggregate principal amount of $20.0 million, which will mature on October 8, 2011 and are subject to annual repayments of $5.0 million commencing on October 8, 2008.  Proceeds of the Senior Series A-2004 Notes have been used by the Company for capital expenditures, repayment of certain of its debt obligations and general corporate purposes.  These notes contain certain financial covenants, including an interest coverage ratio and maintenance of consolidated net worth and certain non-financial covenants that restrict the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding.  As of July 31, 2007, the Company was in compliance with all financial and non-financial covenants and $20.0 million of these notes were issued and outstanding.

On December 15, 2005, the Company as parent guarantor, and its Swiss subsidiaries, MGI Luxury Group S.A. and Movado Watch Company SA as borrowers, entered into a credit agreement with JPMorgan Chase Bank, N.A., JPMorgan Securities, Inc., Bank of America, N.A., PNC Bank and Citibank, N.A. (the "Swiss Credit Agreement") which provides for a revolving credit facility of 90.0 million Swiss francs and matures on December 15, 2010.  The obligations of the Company’s two Swiss subsidiaries under this credit agreement are guaranteed by the Company under a Parent Guarantee, dated as of December 15, 2005, in favor of the lenders.  The Swiss Credit Agreement contains financial covenants, including an interest coverage ratio, average debt coverage ratio and limitations on capital expenditures and certain non-financial covenants that restrict the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding.  Borrowings under the Swiss Credit Agreement bear interest at a rate equal to LIBOR (as defined in the Swiss Credit Agreement) plus a margin ranging from .50% per annum to .875% per annum (depending upon a leverage ratio).  As of July 31, 2007, the Company was in compliance with all financial and non-financial covenants and had 33.0 million Swiss francs, with a dollar equivalent of $27.5 million, outstanding under this revolving credit facility.

On December 15, 2005, the Company and its Swiss subsidiaries, MGI Luxury Group S.A. and Movado Watch Company SA, entered into a credit agreement with JPMorgan Chase Bank, N.A., JPMorgan Securities, Inc., Bank of America, N.A., PNC Bank and Citibank, N.A. (the "US Credit Agreement") which provides for a revolving credit facility of $50.0 million (including a sublimit for borrowings in Swiss francs of up to an equivalent of $25.0 million) with a provision to allow for an increase of an additional $50.0 million subject to certain terms and conditions. The US Credit Agreement will mature on December 15, 2010.  The obligations of MGI Luxury Group S.A. and Movado Watch Company SA are guaranteed by the Company under a Parent Guarantee, dated as of December 15, 2005, in favor of the lenders. The obligations of the Company are guaranteed by certain domestic subsidiaries of the Company under subsidiary guarantees, in favor of the lenders.  The US Credit Agreement contains financial covenants, including an interest coverage ratio, average debt coverage ratio and limitations on capital expenditures and certain non-financial covenants that restrict the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding.  Borrowings under the US Credit Agreement bear interest, at the Company’s option, at a rate equal to the Adjusted LIBOR (as defined in the US Credit Agreement) plus a margin ranging from .50% per annum to .875% per annum (depending upon a leverage ratio), or the Alternate Base Rate (as defined in the US Credit Agreement).  As of July 31, 2007, the Company was in compliance with all financial and non-financial covenants, and there were no outstanding borrowings against this line.

On June 15, 2007, the Company renewed a line of credit letter agreement with Bank of America and an amended and restated promissory note in the principal amount of up to $20.0 million payable to Bank of America, originally dated December 12, 2005.  Pursuant to the line of credit letter agreement, Bank of America will consider requests for short-term loans and documentary letters of credit for the importation of merchandise inventory, the aggregate amount of which at any time outstanding shall not exceed $20.0 million. The Company's obligations under the agreement are guaranteed by its subsidiaries, Movado Retail Group, Inc. and Movado LLC.  Pursuant to the amended and restated promissory note, the Company promised to pay Bank of America $20.0 million, or such lesser amount as may then be the unpaid balance of all loans made by Bank of America to the Company thereunder, in immediately available funds upon the maturity date of June 16, 2008. The Company has the right to prepay all or part of any outstanding amounts under the promissory note without penalty at any time prior to the maturity date. The amended and restated promissory note bears interest at an annual rate equal to either (i) a floating rate equal to the prime rate or (ii) such fixed rate as may be agreed upon by the Company and Bank of America for an interest period which is also then agreed upon. The amended and restated promissory note contains various representations and warranties and events of default that are customary for instruments of that type.  As of July 31, 2007, there were no outstanding borrowings against this line.

On July 31, 2007, the Company renewed a promissory note, originally dated December 13, 2005, in the principal amount of up to $37.0 million, at a revised amount of up to $7.0 million, payable to JPMorgan Chase Bank, N.A. ("Chase").  Pursuant to the promissory note, the Company promised to pay Chase $7.0 million, or such lesser amount as may then be the unpaid balance of each loan made or letter of credit issued by Chase to the Company thereunder, upon the maturity date of July 31, 2008. The Company has the right to prepay all or part of any outstanding amounts under the promissory note without penalty at any time prior to the maturity date. The promissory note bears interest at an annual rate equal to (i) a floating rate equal to the prime rate, (ii) a fixed rate equal to an adjusted LIBOR plus 0.625% or (iii) a fixed rate equal to a rate of interest offered by Chase from time to time on any single commercial borrowing. The promissory note contains various events of default that are customary for instruments of that type. In addition, it is an event of default for any security interest or other encumbrance to be created or imposed on the Company's property, other than as permitted in the lien covenant of the US Credit Agreement.  Chase issued 11 irrevocable standby letters of credit for retail and operating facility leases to various landlords, for the administration of the Movado Boutique private-label credit card and Canadian payroll to the Royal Bank of Canada totaling $1.2 million with expiration dates through August 31, 2008.  As of July 31, 2007, there were no outstanding borrowings against this promissory note.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. Available credit under these lines totaled 8.0 million Swiss francs, with dollar equivalents of $6.7 million and $6.5 million at July 31, 2007 and 2006, respectively.  As of July 31, 2007, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $1.7 million in various foreign currencies.  As of July 31, 2007, there were no outstanding borrowings against these lines.

The Company paid dividends of $0.16 per share or approximately $4.2 million, for the six months ended July 31, 2007 and $0.12 per share or approximately $3.1 million for the six months ended July 31, 2006.

Cash at July 31, 2007 amounted to $112.5 million compared to $78.1 million at July 31, 2006. The increase in cash is a result of strong cash flow from operations from July 31, 2006 to the end of the current period.

Management believes that the cash on hand in addition to the expected cash flow from operations and the Company’s short-term borrowing capacity will be sufficient to meet its working capital needs for at least the next 12 months.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet financing or unconsolidated special-purpose entities.

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements.’’  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS No. 157 on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FAS 115.”  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of SFAS No. 159 on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency and Commodity Price Risk

A significant portion of the Company’s purchases are denominated in Swiss francs.  The Company reduces its exposure to the Swiss franc exchange rate risk through a hedging program.  Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets.  The Company uses various derivative financial instruments to further reduce the net exposures to currency fluctuations, predominately forward and option contracts.  These derivatives either (a) are used to hedge the Company’s Swiss franc liabilities and are recorded at fair value with the changes in fair value reflected in earnings or (b) are documented as cash flow hedges with the gains and losses on this latter hedging activity first reflected in other comprehensive income, and then later classified into earnings in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149.  In both cases, the earnings impact is partially offset by the effects of currency movements on the underlying hedged transactions.  If the Company did not engage in a hedging program, any change in the Swiss franc to local currency would have an equal effect on the Company’s cost of sales.  In addition, the Company hedges its Swiss franc payable exposure with forward contracts.  As of July 31, 2007, the Company’s entire net forward contracts hedging portfolio consisted of 141.0 million Swiss francs equivalent for various expiry dates ranging through October 30, 2008.  If the Company were to settle its Swiss franc forward contracts at July 31, 2007, the net result would have been a gain of $0.6 million, net of tax of $0.4 million.  As of July 31, 2007, the Company had 16.0 million Swiss franc option contracts related to cash flow hedges for various expiry dates ranging through April 30, 2008.  If the Company were to settle its Swiss franc option contracts at July 31, 2007, the net result would have been a net gain of less than $0.1 million.

The Company’s Board of Directors authorized the hedging of the Company’s Swiss franc denominated investment in its wholly-owned Swiss subsidiaries using purchase options under certain limitations. These hedges are treated as net investment hedges under SFAS No. 133.  As of July 31, 2007, the Company did not hold a purchased option hedge portfolio related to net investment hedging.

Commodity Risk

Additionally, the Company has a hedging program related to gold used in the manufacturing of the Company’s watches. Under this hedging program, the Company purchases various commodity derivative instruments, primarily future contracts. These derivatives are documented as SFAS No. 133 cash flow hedges, and gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. If the Company did not engage in a gold hedging program, any changes in the gold price would have an equal effect on the Company’s cost of sales. The Company did not hold any futures contracts in its gold hedge portfolio related to cash flow hedges as of July 31, 2007.

Debt and Interest Rate Risk

In addition, the Company has certain debt obligations with variable interest rates, which are based on Swiss LIBOR plus a fixed additional interest rate.  The Company does not hedge these interest rate risks.  The Company also has certain debt obligations with fixed interest rates.  The differences between the market based interest rates at July 31, 2007, and the fixed rates were unfavorable.  The Company believes that a 1% change in interest rates would affect the Company’s net income by approximately $0.3 million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting during the six months ended July 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

The Company is involved in pending legal proceedings and claims in the ordinary course of business.  Although the outcome of such matters cannot be determined with certainty, the Company’s general counsel and management believe that the final outcome would not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 1A.  Risk Factors

        As of July 31, 2007, there have been no material changes to any of the risk factors previously reported in the Annual Report on Form 10-K for the fiscal year ended January 31, 2007.

Item 4.    Submission of Matters to a Vote of Security Holders

On June 14, 2007, the Company held its annual meeting of shareholders at its New York office and showrooms in New York, New York.

The following matters were voted upon at the meeting:

(i)
Margaret Hayes Adame, Richard Coté, Efraim Grinberg, Gedalio Grinberg, Alan H. Howard, Richard Isserman, Nathan Leventhal, Donald Oresman and Leonard L. Silverstein were elected directors of the Company. The results of the vote were as follows:

Nominee	For	Withheld/ Against

Margaret Hayes Adame	60,538,082	302,751
Richard Coté	60,467,377	373,456
Efraim Grinberg	60,539,735	301,098
Gedalio Grinberg	60,466,926	373,907
Alan H. Howard	60,721,141	119,692
Richard Isserman	60,709,830	131,003
Nathan Leventhal	60,710,346	130,487
Donald Oresman	60,537,655	303,178
Leonard L. Silverstein	54,677,952	6,162,881

(ii)
A proposal to ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent public accountants for the fiscal year ending January 31, 2008 was approved. The results of the vote were as follows:

For	Withheld/Against	Exception/Abstain
60,639,554	197,706	3,573

Item 6.                 Exhibits

10.1	Line of Credit Letter Agreement dated as of June 15, 2007 between the Registrant and Bank of America, N.A. and Amended and Restated Promissory Note dated as of June 15, 2007 to Bank of America, N.A.

10.2	Promissory Note dated as of July 31, 2007 to JPMorgan Chase Bank, N.A.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOVADO GROUP, INC.
(Registrant)

Dated: September 7, 2007	By:	/s/ Eugene J. Karpovich
Eugene J. Karpovich
Senior Vice President,
Chief Financial Officer and
Principal Accounting Officer