Form 10-Q
period 2007-10-31
MOVADO GROUP INC
filed 2007-12-06
CIK 72573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2007

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

The number of shares outstanding of the registrant's common stock and class A common stock as of November 30, 2007 were 19,453,153 and 6,634,319, respectively.

MOVADO GROUP, INC.

Index to Quarterly Report on Form 10-Q
October 31, 2007

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

MOVADO GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)
	October 31, 2007	January 31, 2007	October 31, 2006
ASSETS
Current assets:
Cash	$111,060	$133,011	$79,908
Trade receivables, net	150,996	111,417	159,010
Inventories, net	210,510	193,342	207,709
Other current assets	37,056	35,109	33,740
Total current assets	509,622	472,879	480,367

Property, plant and equipment, net	63,729	56,823	53,339
Deferred income taxes	31,000	12,091	12,239
Other non-current assets	38,605	35,825	34,819
Total assets	$642,956	$577,618	$580,764

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,000	$5,000	$5,000
Accounts payable	26,892	32,901	35,948
Accrued liabilities	54,311	45,610	52,465
Deferred and current taxes payable	11,355	5,946	7,634
Total current liabilities	102,558	89,457	101,047

Long-term debt	50,907	75,196	82,435
Deferred and non-current income taxes	32,980	11,054	11,050
Other non-current liabilities	25,481	23,087	21,714
Total liabilities	211,926	198,794	216,246

Commitments and contingencies (Note 7)

Minority interest	1,645	443	244

Shareholders’ equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	-	-	-
Common Stock, $0.01 par value, 100,000,000 shares authorized; 24,238,514, 23,872,262 and 23,752,692 shares issued, respectively	242	239	238
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,634,319, 6,642,159 and 6,657,159 shares issued and outstanding, respectively	66	66	67
Capital in excess of par value	126,681	117,811	115,168
Retained earnings	307,770	280,495	267,996
Accumulated other comprehensive income	50,798	32,307	33,291
Treasury Stock, 4,786,712, 4,678,244 and 4,676,117 shares, respectively, at cost	(56,172)	(52,537)	(52,486)
Total shareholders’ equity	429,385	378,381	364,274
Total liabilities and equity	$642,956	$577,618	$580,764

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006

Net sales	$180,153	$166,272	$420,983	$390,604
Cost of sales	70,266	68,370	166,098	154,600

Gross profit	109,887	97,902	254,885	236,004
Selling, general and administrative	81,398	78,123	207,287	198,717

Operating income	28,489	19,779	47,598	37,287

Interest expense	(920)	(987)	(2,671)	(2,849)
Interest income	1,064	753	3,373	2,260
Other income, net	-	374	-	374

Income before income taxes and minority interest	28,633	19,919	48,300	37,072
Provision / (benefit) for income taxes (Note 2)	1,927	(1,964)	6,691	1,049
Minority interest	178	(2)	417	(66)

Net income	$26,528	$21,885	$41,192	$36,089

Basic income per share:
Net income per share	$1.02	$0.85	$1.58	$1.41
Weighted basic average shares outstanding	26,118	25,758	26,018	25,620

Diluted income per share:
Net income per share	$0.97	$0.82	$1.51	$1.35
Weighted diluted average shares outstanding	27,236	26,799	27,299	26,659

Dividends paid per share	$0.08	$0.06	$0.24	$0.18

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended October 31,
	2007	2006
Cash flows from operating activities:
Net income	$41,192	$36,089
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,031	11,945
Deferred income taxes	(7,443)	(10,342)
Provision for losses on accounts receivable	1,134	8,876
Provision for losses on inventory	459	463
Loss on disposition of property, plant and equipment	1,075	-
Stock-based compensation	3,461	2,237
Excess tax benefit from stock-based compensation	(1,764)	(1,471)
Gain on sale of asset held for sale	-	(374)
Minority interest	417	(66)
Changes in assets and liabilities:
Trade receivables	(35,970)	(51,762)
Inventories	(8,577)	(6,402)
Other current assets	3,817	(5,066)
Accounts payable	(6,955)	2,491
Accrued liabilities	8,379	12,012
Current taxes payable	7,948	872
Other non-current assets	(2,838)	(3,039)
Other non-current liabilities	2,382	2,219
Net cash provided by (used in) operating activities	19,748	(1,318)

Cash flows from investing activities:
Capital expenditures	(18,467)	(12,305)
Investments from joint venture interest	787	-
Proceeds from sale of asset held for sale	-	686
Trademarks	(320)	(471)
Net cash used in investing activities	(18,000)	(12,090)

Cash flows from financing activities:
Net repayments of bank borrowings	(21,617)	(24,158)
Stock options exercised and other changes	14	1,788
Excess tax benefit from stock-based compensation	1,764	1,471
Dividends paid	(6,242)	(4,607)
Net cash used in financing activities	(26,081)	(25,506)

Effect of exchange rate changes on cash	2,382	(4,803)

Net decrease in cash	(21,951)	(43,717)

Cash at beginning of period	133,011	123,625

Cash at end of period	$111,060	$79,908

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

NOTE 1 – RECLASSIFICATIONS

Certain reclassifications were made to prior year’s financial statement amounts and related note disclosures to conform to the fiscal 2008 presentation.

NOTE 2 - INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on February 1, 2007. As a result of adoption, the Company recognized a charge of approximately $7.7 million to the February 1, 2007 retained earnings balance. As of the date of adoption, the Company had gross unrecognized tax benefits of $30.0 million (exclusive of interest) of which $16.1 million, if recognized, would affect the effective tax rate.  Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense.  As of the date of adoption, the Company had $2.5 million of accrued interest (net of tax) related to unrecognized tax benefits.  As of October 31, 2007, the Company accrued an additional $0.7 million of interest (net of tax) and reduced $0.4 million of unrecognized tax benefits as a result of a lapse of the applicable statute of limitations.

The Company conducts business globally, and as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business, the Company is subject to examination by taxing authorities in many countries, including such major jurisdictions as Switzerland, Hong Kong, Canada and the United States.  The Company is no longer subject to U.S. federal income tax examinations for years before the fiscal year ended January 31, 2004 and with few exceptions, is no longer subject to state and local or foreign income tax examinations by tax authorities for years before the fiscal year ended January 31, 2003.

The Internal Revenue Service commenced examinations of the Company’s consolidated U.S. federal income tax returns for fiscal years 2004 through 2006 in the second quarter of fiscal 2007.  As of the third quarter of fiscal 2008, the examination phase of the audit had not yet been completed.  The Company considers it likely that the audit will be settled within 12 months but cannot reliably estimate the ultimate outcome on its cash flow or the impact on its financial position at this time.

Tax expense for the three months ended October 31, 2007 was $1.9 million, as compared to a tax benefit of $2.0 million for the three months ended October 31, 2006.  Taxes were recorded at a rate of 6.7% for the three months ended October 31, 2007 as compared to a benefit rate of 9.9% for the three months ended October 31, 2006.  Tax expense for the nine months ended October 31, 2007 and 2006 was $6.7 million and $1.0 million, respectively.  Taxes were recorded at a rate of 13.9% for the nine months ended October 31, 2007 as compared to 2.8% for the nine months ended October 31, 2006.  Taxes for both the three and nine months ended October 31, 2007 and 2006 included a benefit due to revised income projections resulting in the ability to utilize a greater portion of the Swiss net operating loss carryforward acquired with the Ebel brand in fiscal year 2005.

NOTE 3 – COMPREHENSIVE INCOME

The components of comprehensive income for the three months and nine months ended October 31, 2007 and 2006 are as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006

Net income	$26,528	$21,885	$41,192	$36,089
Net unrealized gain (loss) on investments, net of tax	36	71	(65)	90
Effective portion of unrealized gain (loss) on hedging contracts, net of tax	1,144	(568)	2,161	1,494
Foreign currency translation adjustments (1)	9,081	(1,024)	16,395	4,034
Total comprehensive income	$36,789	$20,364	$59,683	$41,707

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

Operating Segment Data for the Three Months Ended October 31, 2007 and 2006 (in thousands):

	Net Sales		Operating Income (Loss)
	2007	2006	2007	2006

Wholesale	$158,247	$146,396	$29,009	$20,355
Retail	21,906	19,876	(520)	(576)
Consolidated total	$180,153	$166,272	$28,489	$19,779

Operating Segment Data for the Nine Months Ended October 31, 2007 and 2006 (in thousands):

	Net Sales		Operating Income (Loss)
	2007	2006	2007	2006

Wholesale	$357,706	$333,505	$49,715	$38,251
Retail	63,277	57,099	(2,117)	(964)
Consolidated total	$420,983	$390,604	$47,598	$37,287

	Total Assets
	October 31, 2007	January 31, 2007	October 31, 2006

Wholesale	$575,957	$510,380	$514,341
Retail	66,999	67,238	66,423
Consolidated total	$642,956	$577,618	$580,764

Geographic Segment Data for the Three Months Ended October 31, 2007 and 2006 (in thousands):

	Net Sales		Operating Income
	2007	2006	2007	2006

United States	$115,578	$121,431	$9,462	$305
International	64,575	44,841	19,027	19,474
Consolidated total	$180,153	$166,272	$28,489	$19,779

United States and International net sales are net of intercompany sales of $89.3 million and $84.2 million for the three months ended October 31, 2007 and 2006, respectively.

Geographic Segment Data for the Nine Months Ended October 31, 2007 and 2006 (in thousands):

	Net Sales		Operating Income (Loss)
	2007	2006	2007	2006

United States	$257,682	$269,927	$2,768	$(1,317)
International	163,301	120,677	44,830	38,604
Consolidated total	$420,983	$390,604	$47,598	$37,287

United States and International net sales are net of intercompany sales of $219.2 million and $194.2 million for the nine months ended October 31, 2007 and 2006, respectively.

	Total Assets
	October 31, 2007	January 31, 2007	October 31, 2006

United States	$371,220	$357,650	$351,746
International	271,736	219,968	229,018
Consolidated total	$642,956	$577,618	$580,764

	Long-Lived Assets
	October 31, 2007	January 31, 2007	October 31, 2006

United States	$47,730	$42,702	$38,841
International	15,999	14,121	14,498
Consolidated total	$63,729	$56,823	$53,339

NOTE 5 – INVENTORIES, NET

Inventories consist of the following (in thousands):
	October 31, 2007	January 31, 2007	October 31, 2006

Finished goods	$132,551	$129,082	$133,138
Component parts	67,947	55,930	64,746
Work-in-process	10,012	8,330	9,825
	$210,510	$193,342	$207,709

NOTE 6 – EARNINGS PER SHARE

The Company presents net income per share on a basic and diluted basis.  Basic earnings per share are computed using weighted-average shares outstanding during the period.  Diluted earnings per share are computed using the weighted-average number of shares outstanding adjusted for dilutive common stock equivalents.

The weighted-average number of shares outstanding for basic earnings per share were 26,118,000 and 25,758,000 for the three months ended October 31, 2007 and 2006, respectively.  For diluted earnings per share, these amounts were increased by 1,118,000 and 1,041,000 for the three months ended October 31, 2007 and

2006, respectively, due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans.

The weighted-average number of shares outstanding for basic earnings per share were 26,018,000 and 25,620,000 for the nine months ended October 31, 2007 and 2006, respectively.  For diluted earnings per share, these amounts were increased by 1,281,000 and 1,039,000 for the nine months ended October 31, 2007 and 2006, respectively, due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

At October 31, 2007, the Company had outstanding letters of credit totaling $1.2 million with expiration dates through August 31, 2008.  One bank in the domestic bank group has issued 11 irrevocable standby letters of credit for retail and operating facility leases to various landlords, for the administration of the Movado Boutique private-label credit card and Canadian payroll to the Royal Bank of Canada.

As of October 31, 2007, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $2.0 million in various foreign currencies.

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

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations.”  SFAS No.  141(R) states that all business combinations (whether full, partial or step acquisitions) will result in all assets and liabilities of an acquired business being recorded at their fair values.  Earn-outs and other forms of contingent considerations and certain acquired contingencies will be recorded at fair value at the acquisition date.  SFAS No. 141(R) also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date.  This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the impact of SFAS No. 141(R) on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.”  SFAS No.  160 states that the fair value of the purchase price, including the issuance of equity securities, will be determined on the acquisition date, and also changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will impact income tax expense.  SFAS No. 160 also states noncontrolling interests (NCI) will be recognized in the equity section, and losses in excess of the NCI’s equity interest will continue to be allocated to the NCI, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions.  This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the impact of SFAS No. 160 on the Company’s consolidated financial statements.

NOTE 9 – SUBSEQUENT EVENT

On December 4, 2007, the Board of Directors authorized a program to repurchase up to one million shares of the Company’s common stock.  Shares will be repurchased from time to time as market conditions warrant either through open market transactions, block purchases, private transactions or other means.  No time limit has been set for the completion of the program. The objective of the program is to reduce or eliminate earnings per share dilution caused by the shares of common stock issued upon the exercise of stock options and in connection with other equity based compensation plans.

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

As of October 31, 2007, except as noted below, there have been no material changes to any of the critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007.

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

Results of operations for the three months ended October 31, 2007 as compared to the three months ended October 31, 2006

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Three Months Ended October 31,
	2007	2006

Wholesale:
United States	$93,672	$101,555
International	64,575	44,841
Total Wholesale	158,247	146,396

Retail	21,906	19,876

Net Sales	$180,153	$166,272

Net sales for the three months ended October 31, 2007 were $180.2 million, above prior year by $13.9 million or 8.3%.  The increase was primarily the result of an $11.7 million increase in net sales in the international licensed brand category.  As a result of the weak U.S. dollar and the translation from the European subsidiaries’ financial results, net sales increased by $2.8 million.  For the three months ended October 31, 2007 and 2006, liquidation sales were $11.3 million and $12.1 million, respectively.

Net sales in the wholesale segment increased by $11.9 million or 8.1% to $158.2 million.  The increase was primarily driven by the licensed brand category which was above prior year by $10.8 million or 33.4%.  All licensed brands’ sales were above prior year.  The increase in the licensed brand category was primarily the result of the launch of the LACOSTE brand as well as international market expansion in the HUGO BOSS and Tommy Hilfiger brands.  Net sales in the luxury category were above prior year by $1.6 million or 5.7%.  The increase was the result of higher liquidation sales of $3.0 million which was somewhat offset by lower sales in the Concord brand due to the repositioning of the brand, with the planned launch of the new products scheduled for the fourth quarter.  The accessible luxury category sales were below prior year by $1.5 million or 1.8%.  The decrease was the net result of lower liquidation sales somewhat offset by higher demand in the Caribbean for the Movado brand.

Net sales in the U.S. wholesale segment were $93.7 million, below prior year by $7.9 million or 7.8%.  The decrease was primarily the result of lower liquidation sales of $5.8 million and lower sales due to the repositioning of the Concord brand of $2.2 million.

Net sales in the international wholesale segment were $64.6 million, above prior year by $19.7 million or 44.0%.  The increase was the result of growth in the licensed brand category of $11.7 million, higher liquidation sales in the luxury brands of $4.7 million and stronger demand for the Movado brand in the Caribbean.

Net sales in the retail segment were $21.9 million for the three months ended October 31, 2007, representing a 10.2% increase above prior year sales of $19.9 million.  Sales increases were recorded in both the Movado Boutiques and the outlet stores.  Movado Boutiques sales increased by $1.1 million or 14.7%.  This increase was the result of an 8.8% comparable store sales increase along with sales increases from non-comparable stores.  Sales by the Company’s outlet stores were above prior year by 7.4%, resulting from increases in sales from non-comparable stores somewhat offset by a decrease of 0.8% in comparable store sales.  The Company operated 31 Movado Boutiques and 31 outlet stores as of October 31, 2007, compared to 30 Movado Boutiques and 30 outlet stores as of October 31, 2006.

The Company considers comparable store sales to be sales from stores that were open as of February 1 of last year through January 31 of the current year.  The Company had 25 comparable Movado Boutiques and 28 comparable outlet stores for the three months ended October 31, 2007.  The sales from stores that have been relocated, renovated or refurbished are included in the calculation of comparable store sales.  The method of calculating comparable store sales varies across the retail industry.  As a result, the Company’s calculation of comparable store sales may not be the same as measures reported by other companies.

Gross Profit.  Gross profit for the three months ended October 31, 2007 was $109.9 million or 61.0% of net sales as compared to $97.9 million or 58.9% of net sales for the three months ended October 31, 2006.  The increase in gross profit of $12.0 million was primarily the result of an increase in sales volume, in addition to higher gross margin percentage in the base business sales.  The gross margin percentage was negatively impacted in both years by the liquidation sales.  Excluding the liquidation sales, the gross margin percentage was 64.7% for the three months ended October 31, 2007 and 63.5% for the three months ended October 31, 2006.  This increase in gross margin percentage was the result of higher margins across most brands resulting from better margins on new model introductions, the favorable impact of price increases as well as the impact of foreign exchange from the growing international business.

Selling, General and Administrative  (“SG&A”). SG&A expenses for the three months ended October 31, 2007 were $81.4 million as compared to $78.1 million for the three months ended October 31, 2006. The increase of $3.3 million or 4.2% was the net result of higher payroll and related costs of $2.4 million reflecting compensation and benefit cost increases, spending for consulting and other outside services of $2.1 million and higher spending of $1.1 million to support retail expansion.  In addition, the increase reflects the negative foreign exchange impact from translating the European subsidiaries’ financial results of $1.4 million and the negative impact of the prior year out-of-period adjustment of $2.2 million related to foreign currency transactions.  These increases were somewhat offset by a reduction of accounts receivable related expenses of $6.3 million due to the non-reoccurrence of a prior year adjustment recorded for aged customer receivables.

Wholesale Operating Income.  Operating income in the wholesale segment increased by $8.6 million to $29.0 million.  The increase was the net result of higher gross profit of $10.9 million offset by an increase in SG&A expenses of $2.3 million.  The higher gross profit of $10.9 million was primarily the result of an increase in sales volume over the prior year.  The increase in SG&A expenses of $2.3 million related principally to higher payroll and related costs of $2.4 million and higher consulting and other outside service fees of $2.1 million.  SG&A expenses were also negatively impacted by $1.4 million due to the translation impact from European subsidiaries’ financial results as a result of a weak U.S. dollar and $2.2 million as a result of the prior year out-of-period adjustment related to foreign currency transactions.  These expenses were somewhat offset by decreases in accounts receivable related expenses of $6.3 million.

Retail Operating Loss.  Operating losses of $0.5 million and $0.6 million were recorded in the retail segment for the three months ended October 31, 2007 and 2006, respectively.  The $0.1 million decrease was the net result of higher gross profit of $1.1 million offset by higher SG&A expenses of $1.0 million.  The increased gross profit was primarily attributable to higher sales.  The increase in SG&A expenses was primarily the result of increased selling and occupancy expenses due to the increase in the number of stores.

Interest Expense.  Interest expense for the three months ended October 31, 2007 and 2006 was $0.9 million and $1.0 million, respectively.  Average borrowings were $67.6 million at an average borrowing rate of 4.8% for the three months ended October 31, 2007 compared to average borrowings of $96.3 million at an average rate of 3.9% for the three months ended October 31, 2006.  Interest expense declined due to lower borrowings offset by higher average interest rates.

Interest Income.  Interest income was $1.1 million for the three months ended October 31, 2007 as compared to $0.8 million for the three months ended October 31, 2006.  The higher interest income resulted from greater cash balances invested. The cash invested generated interest income at the rate of 5.2% for both periods ended October 31, 2007 and 2006.

Other Income. The Company recorded other income for the three months ended October 31, 2006 of $0.4 million resulting from a pre-tax gain on the sale of a building acquired on March 1, 2004 in the acquisition of Ebel.

Income Taxes.  The Company recorded tax expense of $1.9 million for the three months ended October 31, 2007 as compared to a tax benefit of $2.0 million for the three months ended October 31, 2006.  At October 31, 2007, as a result of revised income projections, the Company recognized that it would be able to utilize a greater portion of the Swiss net operating loss carryforward.  The taxes recorded during the three months ended October 31, 2007 reflect a discrete benefit of $2.9 million primarily related to the Swiss net operating loss carryforward, as well as an adjustment to reflect the projected 20.5% annual effective tax rate.  For the three months ended October 31, 2006, the Company recorded a discrete benefit of $3.0 million as well as an adjustment to reflect the projected 11% annual effective tax rate.

Net Income.  For the three months ended October 31, 2007, the Company recorded net income of $26.5 million as compared to $21.9 million for the three months ended October 31, 2006.

Results of operations for the nine months ended October 31, 2007 as compared to the nine months ended October 31, 2006

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Nine Months Ended October 31,
	2007	2006

Wholesale:
United States	$194,405	$212,828
International	163,301	120,677
Total Wholesale	357,706	333,505

Retail	63,277	57,099

Net Sales	$420,983	$390,604

Net sales for the nine months ended October 31, 2007 were $421.0 million, above prior year by $30.4 million or 7.8%.  The increase was primarily the result of a $26.3 million increase in net sales in the international licensed brand category.  Additionally, the increase was the result of higher liquidation sales of excess inventory of $10.2 million.  For the nine months ended October 31, 2007 and 2006, liquidation sales were $22.3 million and $12.1 million, respectively.  Currency translation had a favorable effect on net sales.  As a result of the weaker U.S. dollar, net sales increased by $5.3 million.

Net sales in the wholesale segment increased by $24.2 million or 7.3% to $357.7 million.  The increase was primarily the result of growth in the international licensed brands’ sales which were above prior year by $26.3 million or 62.6%.  This was principally due to the new launches of the LACOSTE and Juicy Couture brands and market expansion of the HUGO BOSS and Tommy Hilfiger brands.  In addition, there were higher liquidation sales of $10.2 million.  These increases were offset by lower sales in the accessible luxury category of $10.3 million, which was primarily the result of reduced distribution in chain stores, as well as lower liquidation sales.  Additionally, higher sales were recorded in the luxury category of $8.2 million, which was primarily the result of the increase in liquidation sales of $12.6 million offset by the repositioning of the Concord brand, which is expected to relaunch in the fourth quarter.

Net sales in the U.S. wholesale segment were $194.4 million for the nine months ended October 31, 2007, representing a decrease of $18.4 million or 8.7%.  The decrease was the result of lower sales in the accessible luxury category of $14.8 million or 9.6% primarily due to reduced distribution in chain stores, as well as lower liquidation sales.  Additionally, lower sales were recorded in the luxury category of $2.8 million which was primarily due to the repositioning of the Concord brand.

Net sales in the international wholesale segment were $163.3 million for the nine months ended October 31, 2007, representing an increase of $42.6 million or 35.3%.  The increase was the result of growth in the licensed brand category of $26.3 million or 62.6% principally due to the new launches of the LACOSTE and Juicy Couture brands, the market expansion of the HUGO BOSS and Tommy Hilfiger brands, higher liquidation sales of $11.5 million, as well as higher sales in the accessible luxury category of $4.5 million due in part to strong demand for the Movado brand in the Caribbean.

Net sales in the retail segment were $63.3 million for the nine months ended October 31, 2007, representing a 10.8% increase above prior year sales of $57.1 million.  The increase was driven by an overall 12.8% increase in outlet store sales, resulting from a 3.2% comparable store sales increase along with sales increases from non-comparable stores.  Sales in the Movado Boutiques were above prior year by 8.4%, resulting from increases in sales from non-comparable stores and an increase of 1.1% in comparable store sales.  The Company operated 31 Movado Boutiques and 31 outlet stores as of October 31, 2007, compared to 30 Movado Boutiques and 30 outlet stores as of October 31, 2006.

Gross Profit.  Gross profit for the nine months ended October 31, 2007 was $254.9 million or 60.5% of net sales as compared to $236.0 million or 60.4% of net sales for the nine months ended October 31, 2006.  The increase in gross profit of $18.9 million was primarily the result of the increase in sales volume, in addition to a higher gross margin percentage in the base business sales.  The gross margin percentage was negatively impacted in both years by the liquidation sales.  Excluding the liquidation sales, the gross margin percentage was 63.9% for the nine months ended October 31, 2007 and 62.4% for the nine months ended October 31, 2006.  This increase in gross margin percentage was the result of higher margins across most brands resulting from better margins on new model introductions, the favorable impact of price increases, and the favorable impact of foreign exchange on the growing international business.

Selling, General and Administrative.  SG&A expenses for the nine months ended October 31, 2007 were $207.3 million as compared to $198.7 million for the nine months ended October 31, 2006. The increase of $8.6 million or 4.3% was the result of higher spending in support of the retail expansion of $5.0 million, higher payroll and related costs of $4.8 million reflecting compensation and benefit increases, the negative impact of foreign exchange from translating the European subsidiaries’ financial results of $2.6 million, spending for consulting and other outside services of $2.4 million and the negative impact of the prior year out-of-period adjustment of $2.2 million.  These increases were somewhat offset by a lower accounts receivable related expense of $7.7 million due to the non-reoccurrence of a  prior year adjustment recorded for aged customer receivables and lower marketing expense of $1.2 million primarily due to the timing of spending to support the base business sales volume.

Wholesale Operating Income.  Operating income in the wholesale segment increased by $11.4 million to $49.7 million.  The increase was the net result of higher gross profit of $15.6 million, somewhat offset by the increase in SG&A expenses of $4.2 million.  The higher gross profit of $15.6 million was primarily the result of an increase in sales volume over the prior year.  The increase in SG&A expenses of $4.2 million related principally to higher payroll and related costs of $4.8 million, the negative impact from translating European subsidiaries’ financial results of $2.6 million, higher consulting and other outside service fees of $2.4 million and the negative impact of the prior year out-of-period adjustment of $2.2 million.   These expenses were somewhat offset by a decrease in accounts receivable related expenses of $7.7 million and reduced marketing expense of $0.6 million.

Retail Operating Loss.  Operating losses of $2.1 million and $1.0 million were recorded in the retail segment for the nine months ended October 31, 2007 and 2006, respectively.  The $1.1 million increase in the loss was the net result of higher gross profit of $3.3 million more than offset by higher SG&A expenses of $4.4 million.  The increased gross profit was primarily attributable to higher sales.  The increase in SG&A expenses was primarily the result of increased selling and occupancy expenses due to the increase in the number of stores.

Interest Expense.  Interest expense for the nine months ended October 31, 2007 and 2006 was $2.7 million and $2.8 million, respectively.  Average borrowings were $74.4 million at an average borrowing rate of 4.5% for the nine months ended October 31, 2007 compared to average borrowings of $100.6 million at an average rate of 3.7% for the nine months ended October 31, 2006.  Interest expense declined due to lower borrowings offset by higher average interest rates.

Interest Income.  Interest income was $3.4 million for the nine months ended October 31, 2007 as compared to $2.3 million for the nine months ended October 31, 2006.  The higher interest income resulted from greater cash balances invested as well as a higher interest rate earned.  The cash invested generated interest income at the rate of 5.2% and 4.9% for the periods ended October 31, 2007 and 2006, respectively.

Other Income.  The Company recorded other income for the nine months ended October 31, 2006 of $0.4 million resulting from a pre-tax gain on the sale of a building acquired on March 1, 2004 in the acquisition of Ebel.

Income Taxes.  Tax expense for the nine months ended October 31, 2007 and 2006 was $6.7 million and $1.0 million, respectively.  At October 31, 2007, as a result of revised income projections, the Company recognized that it would be able to utilize a greater portion of the Swiss net operating loss carryforward.  The taxes recorded during the nine months ended October 31, 2007 reflect a discrete benefit of $3.2 million primarily related to the Swiss net operating loss carryforward, as well as an adjustment to reflect a projected 20.5% annual effective tax rate.  For the nine months ended October 31, 2006, the Company recorded a discrete benefit of $3.0 million as well as an adjustment to reflect the projected 11% annual effective tax rate.

Net Income.  For the nine months ended October 31, 2007, the Company recorded net income of $41.2 million as compared to $36.1 million for the nine months ended October 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $19.7 million for the nine months ended October 31, 2007 as compared to cash used of $1.3 million for the nine months ended October 31, 2006.  The increase in cash provided by operating activities is primarily attributed to improvements in accounts receivable.  This is principally the result of the mix of business in the current year.  The sales growth was primarily in the licensed brand category where shorter payment terms are the norm and in the retail segment and liquidation sales which are cash businesses.

Cash used in investing activities amounted to $18.0 million and $12.1 million for the nine months ended October 31, 2007 and 2006, respectively.  The cash used during both periods consisted of the capital expenditures primarily related to the expansion and renovations of retail stores, the acquisition of computer hardware and software and construction of booths used at the Baselworld watch and jewelry show.

Cash used in financing activities amounted to $26.1 million for the nine months ended October 31, 2007 compared to cash used of $25.5 million for the nine months ended October 31, 2006.  Cash used in financing activities for both periods was primarily used to pay down long-term debt and to pay out dividends.

During fiscal 1999, the Company issued $25.0 million of Series A Senior Notes under a Note Purchase and Private Shelf Agreement dated November 30, 1998.  These notes bear interest of 6.90% per annum, mature on October 30, 2010 and are subject to annual repayments of $5.0 million commencing October 31, 2006.  These notes contain certain financial covenants including an interest coverage ratio and maintenance of consolidated net worth and certain non-financial covenants that restrict the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding.  At October 31, 2007, the Company was in compliance with all financial and non-financial covenants and $15.0 million of these notes were issued and outstanding.

As of March 21, 2004, the Company amended its Note Purchase and Private Shelf Agreement, originally dated March 21, 2001.  This agreement, which expired on March 21, 2007, allowed for the issuance of senior promissory notes in the aggregate principal amount of up to $40.0 million with maturities up to 12 years from their original date of issuance.  On October 8, 2004, the Company issued, pursuant to the Note Purchase Agreement, 4.79% Senior Series A-2004 Notes due 2011 (the "Senior Series A-2004 Notes") in an aggregate principal amount of $20.0 million, which will mature on October 8, 2011 and are subject to annual repayments of $5.0 million commencing on October 8, 2008.  Proceeds of the Senior Series A-2004 Notes have been used by the Company for capital expenditures, repayment of certain of its debt obligations and general corporate purposes.  These notes contain certain financial covenants, including an interest coverage ratio and maintenance of consolidated net worth and certain non-financial covenants that restrict the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding.  As of October 31, 2007, the Company was in compliance with all financial and non-financial covenants and $20.0 million of these notes were issued and outstanding.

On December 15, 2005, the Company as parent guarantor, and its Swiss subsidiaries, MGI Luxury Group S.A. and Movado Watch Company SA as borrowers, entered into a credit agreement with JPMorgan Chase Bank, N.A., JPMorgan Securities, Inc., Bank of America, N.A., PNC Bank and Citibank, N.A. (the "Swiss Credit Agreement") which provides for a revolving credit facility of 90.0 million Swiss francs and matures on December 15, 2010.  The obligations of the Company’s two Swiss subsidiaries under this credit agreement are guaranteed by the Company under a Parent Guarantee, dated as of December 15, 2005, in favor of the lenders.  The Swiss Credit Agreement contains financial covenants, including an interest coverage ratio, average debt coverage ratio and limitations on capital expenditures and certain non-financial covenants that restrict the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding.  Borrowings under the Swiss Credit Agreement bear interest at a rate equal to LIBOR (as defined in the Swiss Credit Agreement) plus a margin ranging from .50% per annum to .875% per annum (depending upon a leverage ratio).  As of October 31, 2007, the Company was in compliance with all financial and non-financial covenants and had 30.0 million Swiss francs, with a dollar equivalent of $25.9 million, outstanding under this revolving credit facility.

On December 15, 2005, the Company and its Swiss subsidiaries, MGI Luxury Group S.A. and Movado Watch Company SA, entered into a credit agreement with JPMorgan Chase Bank, N.A., JPMorgan Securities, Inc., Bank of America, N.A., PNC Bank and Citibank, N.A. (the "US Credit Agreement") which provides for a revolving credit facility of $50.0 million (including a sublimit for borrowings in Swiss francs of up to an equivalent of $25.0 million) with a provision to allow for an increase of an additional $50.0 million subject to certain terms and conditions. The US Credit Agreement will mature on December 15, 2010.  The obligations of MGI Luxury Group S.A. and Movado Watch Company SA are guaranteed by the Company under a Parent Guarantee, dated as of December 15, 2005, in favor of the lenders. The obligations of the Company are guaranteed by certain domestic subsidiaries of the Company under subsidiary guarantees, in favor of the lenders.  The US Credit Agreement contains financial covenants, including an interest coverage ratio, average debt coverage ratio and limitations on capital expenditures and certain non-financial covenants that restrict the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding.  Borrowings under the US Credit Agreement bear interest, at the Company’s option, at a rate equal to the adjusted LIBOR (as defined in the US Credit Agreement) plus a margin ranging from .50% per annum to .875% per annum (depending upon a leverage ratio), or the Alternate Base Rate (as defined in the US Credit Agreement).  As of October 31, 2007, the Company was in compliance with all financial and non-financial covenants, and there were no outstanding borrowings against this line.

On June 15, 2007, the Company renewed a line of credit letter agreement with Bank of America and an amended and restated promissory note in the principal amount of up to $20.0 million payable to Bank of America, originally dated December 12, 2005.  Pursuant to the line of credit letter agreement, Bank of America will consider requests for short-term loans and documentary letters of credit for the importation of merchandise inventory, the aggregate amount of which at any time outstanding shall not exceed $20.0 million. The Company's obligations under the agreement are guaranteed by its subsidiaries, Movado Retail Group, Inc. and Movado LLC.  Pursuant to the amended and restated promissory note, the Company promised to pay Bank of America $20.0 million, or such lesser amount as may then be the unpaid balance of all loans made by Bank of America to the Company thereunder, in immediately available funds upon the maturity date of June 16, 2008. The Company has the right to prepay all or part of any outstanding amounts under the promissory note without penalty at any time prior to the maturity date. The amended and restated promissory note bears interest at an annual rate equal to either (i) a floating rate equal to the prime rate or (ii) such fixed rate as may be agreed upon by the Company and Bank of America for an interest period which is also then agreed upon. The amended and restated promissory note contains various representations and warranties and events of default that are customary for instruments of that type.  As of October 31, 2007, there were no outstanding borrowings against this line.

On July 31, 2007, the Company renewed a promissory note, originally dated December 13, 2005, in the principal amount of up to $37.0 million, at a revised amount of up to $7.0 million, payable to JPMorgan Chase Bank, N.A. ("Chase").  Pursuant to the promissory note, the Company promised to pay Chase $7.0 million, or such lesser amount as may then be the unpaid balance of each loan made or letter of credit issued by Chase to the Company thereunder, upon the maturity date of July 31, 2008. The Company has the right to prepay all or part of any outstanding amounts under the promissory note without penalty at any time prior to the maturity date. The promissory note bears interest at an annual rate equal to (i) a floating rate equal to the prime rate, (ii) a fixed rate equal to an adjusted LIBOR plus 0.625% or (iii) a fixed rate equal to a rate of interest offered by Chase from time to time on any single commercial borrowing. The promissory note contains various events of default that are customary for instruments of that type. In addition, it is an event of default for any security interest or other encumbrance to be created or imposed on the Company's property, other than as permitted in the lien covenant of the US Credit Agreement.  Chase issued 11 irrevocable standby letters of credit for retail and operating facility leases to various landlords, for the administration of the Movado Boutique private-label credit card and Canadian payroll to the Royal Bank of Canada totaling $1.2 million with expiration dates through August 31, 2008.  As of October 31, 2007, there were no outstanding borrowings against this promissory note.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. Available credit under these lines totaled 8.0 million Swiss francs, with dollar equivalents of $6.9 million and $6.4 million at October 31, 2007 and 2006, respectively.  As of October 31, 2007, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $2.0 million in various foreign currencies.  As of October 31, 2007, there were no outstanding borrowings against these lines.

The Company paid dividends of $0.24 per share or approximately $6.2 million, for the nine months ended October 31, 2007 and $0.18 per share or approximately $4.6 million for the nine months ended October 31, 2006.

Cash at October 31, 2007 amounted to $111.1 million compared to $79.9 million at October 31, 2006. The increase in cash is a result of cash flow from operations from October 31, 2006 to the end of the current period.

Management believes that the cash on hand in addition to the expected cash flow from operations and the Company’s short-term borrowing capacity will be sufficient to meet its working capital needs for at least the next 12 months.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet financing or unconsolidated special-purpose entities.

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements."  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS No. 157 on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations.”  SFAS No.  141(R) states that all business combinations (whether full, partial or step acquisitions) will result in all assets and liabilities of an acquired business being recorded at their fair values.  Earn-outs and other forms of contingent considerations and certain acquired contingencies will be recorded at fair value at the acquisition date.  SFAS No. 141(R) also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date.  This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the impact of SFAS No. 141(R) on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.”  SFAS No.  160 states that the fair value of the purchase price, including the issuance of equity securities, will be determined on the acquisition date, and also changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will impact income tax expense.  SFAS No. 160 also states noncontrolling interests (NCI) will be recognized in the equity section, and losses in excess of the NCI’s equity interest will continue to be allocated to the NCI, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions.  This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the impact of SFAS No. 160 on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency and Commodity Price Risk

A significant portion of the Company’s purchases are denominated in Swiss francs.  The Company reduces its exposure to the Swiss franc exchange rate risk through a hedging program.  Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets.  The Company uses various derivative financial instruments to further reduce the net exposures to currency fluctuations, predominately forward and option contracts.  These derivatives either (a) are used to hedge the Company’s Swiss franc liabilities and are recorded at fair value with the changes in fair value reflected in earnings or (b) are documented as cash flow hedges with the gains and losses on this latter hedging activity first reflected in other comprehensive income, and then later classified into earnings in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149.  In both cases, the earnings impact is partially offset by the effects of currency movements on the underlying hedged transactions.  If the Company did not engage in a hedging program, any change in the Swiss franc to local currency would have an equal effect on the Company’s cost of sales.  In addition, the Company hedges its Swiss franc payable exposure with forward contracts.  As of October 31, 2007, the Company’s entire net forward contracts hedging portfolio consisted of 138.0 million Swiss francs equivalent for various expiry dates ranging through November 14, 2008.  If the Company were to settle its Swiss franc forward contracts at October 31, 2007, the net result would have been a gain of $2.2 million, net of tax of $1.4 million.  As of October 31, 2007, the Company had a 5.0 million Swiss franc option contract related to cash flow hedges with an expiry date of April 30, 2008.  If the Company were to settle its Swiss franc option contract at October 31, 2007, the net result would have been a net gain of less than $0.1 million.

The Company’s Board of Directors authorized the hedging of the Company’s Swiss franc denominated investment in its wholly-owned Swiss subsidiaries using purchase options under certain limitations. These hedges are treated as net investment hedges under SFAS No. 133.  As of October 31, 2007, the Company did not hold a purchased option hedge portfolio related to net investment hedging.

Commodity Risk

Additionally, the Company has a hedging program related to gold used in the manufacturing of the Company’s watches. Under this hedging program, the Company purchases various commodity derivative instruments, primarily future contracts. These derivatives are documented as SFAS No. 133 cash flow hedges, and gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. If the Company did not engage in a gold hedging program, any changes in the gold price would have an equal effect on the Company’s cost of sales. The Company did not hold any futures contracts in its gold hedge portfolio related to cash flow hedges as of October 31, 2007.

Debt and Interest Rate Risk

In addition, the Company has certain debt obligations with variable interest rates, which are based on Swiss LIBOR plus a fixed additional interest rate.  The Company does not hedge these interest rate risks.  The Company also has certain debt obligations with fixed interest rates.  The differences between the market based interest rates at October 31, 2007, and the fixed rates were unfavorable.  The Company believes that a 1% change in interest rates would affect the Company’s net income by approximately $0.3 million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting during the nine months ended October 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.         Risk Factors

As of October 31, 2007, there have been no material changes to any of the risk factors previously reported in the Annual Report on Form 10-K for the fiscal year ended January 31, 2007.

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

MOVADO GROUP, INC.
                                                                                                           (Registrant)

Dated: December 6, 2007	By:	/s/ Eugene J. Karpovich
Eugene J. Karpovich
Senior Vice President,
Chief Financial Officer and
Principal Accounting Officer