Form 10-K
period 2008-01-31
MOVADO GROUP INC
filed 2008-03-27
CIK 72573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For fiscal year ended January 31, 2008,
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,'' "accelerated filer'' and "smaller reporting company'' in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☒     Non-accelerated filer ☐     Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 31, 2007 was approximately $588,207,656 (based on the closing sale price of the registrant's Common Stock on that date as reported on the New York Stock Exchange). For purposes of this computation, each share of Class A Common Stock is assumed to have the same market value as one share of Common Stock into which it is convertible and only shares of stock held by directors and executive officers were excluded.
The number of shares outstanding of the registrant's Common Stock and Class A Common Stock as of March 14, 2008 were 19,013,480 and 6,634,319, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement relating to registrant's 2008 annual meeting of shareholders (the "Proxy Statement'') are incorporated by reference in Part III hereof.

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

Movado Group, Inc. designs, sources, markets and distributes fine watches and jewelry.  Its portfolio of brands is comprised of Movado®, Ebel®, Concord®, ESQ®, Coach® Watches, HUGO BOSS® Watches, Juicy Couture® Watches, Tommy Hilfiger® Watches and LACOSTE® Watches.  The Company is a leader in the design, development, marketing and distribution of watch brands sold in almost every major category comprising the watch industry.  The Company also designs, develops and markets proprietary Movado-branded jewelry which it retails in its luxury Movado Boutiques.

The Company was incorporated in New York in 1967 under the name North American Watch Corporation, to acquire Piaget Watch Corporation and Corum Watch Corporation, which had been, respectively, the exclusive importers and distributors of Piaget and Corum watches in the United States since the 1950’s.  The Company sold its Piaget and Corum distribution businesses in 1999 and 2000, respectively, to focus on its own portfolio of brands.  Since its incorporation, the Company has developed its brand-building reputation and distinctive image across an expanding number of brands and geographic markets.  Strategic acquisitions of watch brands and their subsequent growth, along with license agreements have played an important role in the expansion of the Company’s brand portfolio.

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

The Company is very selective in its licensing strategy and chooses to enter long-term partnerships with only powerful brands that are leaders in their respective businesses.  The following table sets forth the brands licensed by the Company and the year in which the Company launched each licensed brand for watches.  All of the Company’s license agreements are exclusive.

Brand	Licensor	Year Launched
ESQ	Hearst Communication, Inc.	1993
Coach	Coach, Inc.	1999
Tommy Hilfiger	Tommy Hilfiger Licensing, Inc.	2001
HUGO BOSS	HUGO BOSS Trade Mark Management GmbH & Co KG	2006
Juicy Couture	L.C. Licensing, Inc.	2007
LACOSTE	Lacoste S.A., Sporloisirs S.A. and Lacoste Alligator S.A.	2007

On October 7, 1993, the Company completed a public offering of 2,666,667 shares of common stock, par value $0.01 per share. On October 21, 1997, the Company completed a secondary stock offering in which 1,500,000 shares of common stock were issued. On May 21, 2001, the Company moved from the NASDAQ National Market to the New York Stock Exchange (“NYSE”).  The Company’s common stock is traded on the NYSE under the trading symbol MOV.

RECENT DEVELOPMENTS

On February 25, 2008, the Company announced a unified strategy designed to leverage the strength of the Movado brand across all distribution channels.  The Company intends to optimize its wholesale distribution network and enhance the performance of its Movado Boutiques to contribute further to the brand’s long-term growth.  The new Movado brand strategy is designed to unite the areas of product development, merchandising, and marketing across the Company’s wholesale and retail channels, specifically addressing product, pricing, marketing and point-of-sale presentation.

As part of the strategy, the Company is in the process of streamlining the Movado brand wholesale distribution in the United States from 4,000 wholesale customer doors to approximately 2,600 doors, representing a 35% reduction, by the close of its fiscal year ending January 31, 2009.  These least productive doors represented approximately $10.0 million of Movado brand sales during the year ended January 31, 2008, or less than 5% of the overall brand’s revenue and less than 2% of the Company’s consolidated revenue.  The Company recorded a one-time accrual of $15.0 million during its 2008 fiscal year related to future sales returns associated with the reduction of these wholesale customer doors.

On May 11, 2007, the Company signed a joint venture agreement (the "JV Agreement") with Swico Limited ("Swico"), an English company with established distribution, marketing and sales operations in the UK. Swico had been the Company's exclusive distributor of HUGO BOSS watches in the UK since 2005. Under the JV Agreement, the Company and Swico control 51% and 49%, respectively, of MGS Distribution Limited, a newly formed English company ("MGS") that is responsible for the marketing, distribution and sale in the UK of the Company's licensed HUGO BOSS, Tommy Hilfiger, LACOSTE and Juicy Couture brands, as well as future brands licensed to the Company, subject to the terms of the applicable license agreement. Swico is responsible for the day to day management of MGS, including staffing and providing logistical support, inventory management, order fulfillment, distribution and after sale services, systems and back office support.  The terms of the JV Agreement include financial performance measures which, if not attained, give either party the right to terminate the JV Agreement after the fifth (5th) and the tenth (10th) years (January 31, 2012 and January 31, 2017); restrictions on the transfer of shares in MGS; and a buy out right whereby the Company can purchase all of Swico's shares in MGS as of July 1, 2017 and every 5th anniversary thereafter at a pre-determined price.

On April 11, 2007, the Company further amended its license agreement, dated June 3, 1999 with Tommy Hilfiger Licensing, Inc. ("THLI"), pursuant to which THLI licenses to the Company the trademark TOMMY HILFIGER and related marks. The amendment changes the definition of "Territory" to include China, clarifies what countries are meant by the terms "Eastern Europe" and "Middle East" and adjusts sales minimums and minimum royalties to take into account the expansion of the geographic scope comprising the Territory.

On March 9, 2007, the Company further amended its license agreement with Coach, Inc., dated December 9, 1996 (as amended, the “Coach License Agreement”), pursuant to which Coach, Inc. licenses the trademark COACH and related trademarks to the Company.  The amendment extends the term of the Coach License Agreement through June 30, 2015, changes the definition of “contract year” to be coincident with Coach, Inc.’s fiscal year (ending June 30) and establishes sales minimums for each contract year through the end of the term.  In addition, among other things, the amendment added provisions dealing with the Company’s reporting requirements to Coach, Inc., staffing levels and exhibitions at trade shows.

On February 15, 2007, the Company further amended its license agreement, dated as of January 1, 1992 (as amended, the "Hearst License Agreement"), with Hearst Magazines, a Division of Hearst Communications, Inc. ("Hearst"), under which Hearst licenses to the Company the trademarks ESQUIRE, ESQ and related marks. Under the amendment, Hearst granted the Company eleven consecutively exercisable options, each for the renewal of the Hearst License Agreement for an additional three-year period, with the final option renewal period concluding on December 31, 2042, unless further extended by both parties. By execution of the amendment, the Company exercised the first renewal option, thereby extending the Hearst License Agreement through December 31, 2012. In addition, the amendment changed the terms of the royalties payable by the Company to Hearst.

INDUSTRY OVERVIEW

The largest markets for watches are North America, Western Europe and Asia.  The Company divides the watch market into six principal categories as set forth in the following table.

Market Category	Suggested Retail Price Range	Primary Category of Movado Group, Inc. Brands

Exclusive	$10,000 and over	Concord
Luxury	$1,500 to $9,999	Ebel
Premium	$500 to $1,499	Movado
Moderate	$100 to $499	ESQ, Coach, HUGO BOSS, Juicy Couture and LACOSTE
Fashion	$55 to $99	Tommy Hilfiger
Mass Market	Less than $55	-

Exclusive Watches

Exclusive watches are usually made of precious metals, including 18 karat gold or platinum, and are often set with precious gems.  These watches are primarily mechanical or quartz-analog watches. Mechanical watches keep time with intricate mechanical movements consisting of an arrangement of wheels, jewels and winding and regulating mechanisms. Quartz-analog watches have quartz movements in which time is precisely calibrated to the regular frequency of the vibration of quartz crystal. Exclusive watches are manufactured almost entirely in Switzerland.  In addition to the Company’s Concord watches, well-known brand names of exclusive watches include Audemars Piguet, Patek Philippe, Piaget and Vacheron Constantin.

Luxury Watches

Luxury watches are either quartz-analog watches or mechanical watches.  These watches typically are made with either 14 or 18 karat gold, stainless steel or a combination of gold and stainless steel, and are occasionally set with precious gems.  Luxury watches are primarily manufactured in Switzerland.  In addition to a majority of the Company’s Ebel watches, well-known brand names of luxury watches include Baume & Mercier, Breitling, Cartier, Omega, Rolex and TAG Heuer.

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

Fashion Watches

Watches comprising the fashion market are primarily quartz-analog watches but also include some digital watches.  Watches in the fashion category are generally made with stainless steel, gold finish, brass and/or plastic and are manufactured primarily in Asia.  Fashion watches feature designs that reflect current and emerging fashion trends.  Many are sold under licensed designer and brand names that are well-known principally in the apparel industry.  In addition to the Company’s Tommy Hilfiger brand, well-known brands of fashion watches include Anne Klein II, DKNY, Fossil, Guess, Kenneth Cole and Swatch.

Mass Market Watches

Mass market watches typically consist of digital watches and analog watches made from stainless steel, brass and/or plastic and are manufactured in Asia.  Well-known brands include Casio, Citizen, Pulsar, Seiko and Timex.  The Company does not compete in the mass market watch category.

BRANDS

The Company designs, develops, sources, markets and distributes products under the following watch brands:

Movado

Founded in 1881 in La Chaux-de-Fonds, Switzerland, Movado is an icon of modern design.  Today the brand includes a line of watches, inspired by the simplicity of the Bauhaus movement, including the world famous Movado Museum watch and a number of other watch collections with more traditional dial designs.  The design for the Movado Museum watch was the first watch design chosen by the Museum of Modern Art for its permanent collection. It has since been honored by other museums throughout the world.  The Movado brand also includes Series 800, a sport watch collection that incorporates Movado quality and craftsmanship with the characteristics of a true sport watch.  Movado watches have Swiss movements and are made with 14 or 18 karat gold, 18 karat gold finish, stainless steel or a combination of 18 karat gold finish and stainless steel.  The core collection of Movado watches has suggested retail prices between $495 and $1,495, with select models exceeding this range.

Ebel

The Ebel brand, one of the world’s premier luxury watch brands, was established in La Chaux-de-Fonds, Switzerland in 1911.  Since acquiring Ebel, Movado Group has returned Ebel to its roots as the “Architects of Time” through its product development, marketing initiatives and global advertising campaigns. All Ebel watches feature Swiss movements and are made with solid 18 karat gold, stainless steel or a combination of 18 karat gold and stainless steel.  The core collection of Ebel watches has suggested retail prices between $1,600 and $10,100, with select models exceeding this range.

Concord

Concord was founded in 1908 in Bienne, Switzerland.  Inspired by its avant garde roots, Concord is designed to be resolutely upscale with a modern, edgy point of view and has been repositioned as a niche luxury brand with exclusive distribution.  The brand’s products center on its iconic C1 collection, a breakthrough in modern design.  Concord watches have Swiss movements and are made with solid 18 karat or 14 karat gold, stainless steel or a combination of 18 karat gold and stainless steel.  The core collection of Concord watches has suggested retail prices between $9,450 and $29,900, with select models exceeding this range.

Coach Watches

Coach Watches are an extension of the Coach leathergoods brand and reflect the Coach brand image.  A distinctive American brand, Coach delivers stylish, aspirational, well-made products that represent excellent value.  Coach watches contain Swiss movements and are made with stainless steel, gold finish or a combination of stainless steel and gold finish with leather straps, stainless steel bracelets or gold finish bracelets.  The core collection of Coach watches has suggested retail prices between $248 and $498, with select models exceeding this range.

ESQ

ESQ competes in the entry level Swiss watch category and is defined by bold sport and fashion designs.  All ESQ watches contain Swiss movements and are made with stainless steel, gold finish or a combination of stainless steel and gold finish, with leather straps, stainless steel bracelets or gold finish bracelets. The core collection of ESQ watches has suggested retail prices between $195 and $495, with select models exceeding this range.

Tommy Hilfiger Watches

Reflecting the fresh, fun all-American style for which Tommy Hilfiger is known, Tommy Hilfiger watches feature quartz, digital or analog-digital movements, with stainless steel, titanium, aluminum, silver-tone, two-tone or gold-tone cases and bracelets, and leather, fabric, plastic or rubber straps.  The line includes fashion and sport models with the core collection of Tommy Hilfiger watches having suggested retail prices between $75 and $125, with select models exceeding this range.

HUGO BOSS Watches

HUGO BOSS is a global market leader in the world of fashion.  The HUGO BOSS watch collection is an extension of the parent brand and includes classy, sporty, elegant and fashion timepieces with distinctive features, giving this collection a strong and coherent identity.  The core collection of HUGO BOSS watches has suggested retail prices between $245 and $495, with select models exceeding this range.

Juicy Couture Timepieces

Juicy Couture is a premium designer, marketer and wholesaler of sophisticated, yet fun fashion for women, men and children.  Liz Claiborne, Inc. (NYSE: LIZ) purchased Juicy Couture in the spring of 2003, and has facilitated Juicy Couture’s growth into a powerhouse lifestyle brand.  Juicy Couture timepieces reflect the brand’s clear vision, unique identity and leading brand position in the upscale contemporary category, encompassing both trend-right and core styling contemporary watches having suggested retail prices for its core collection between $195 and $495, with select models exceeding this range.

LACOSTE Watches

The LACOSTE watch collection embraces the LACOSTE lifestyle proposition which encompasses elegance, refinement and comfort, as well as a dedication to quality and innovation.  Mirroring key attributes of the LACOSTE brand, the collection features stylish timepieces with a contemporary sport elegant feel, having suggested retail prices for its core collection between $150 to $395, with select models exceeding this range.

DESIGN

The Company’s offerings undergo two phases before they are produced for sale to customers; design and product development.  The design phase includes the formation of artistic and conceptual renderings while product development involves the construction of prototypes.  The Company’s ESQ and licensed brands are designed by in-house design teams in Switzerland and the United States in cooperation with outside sources, including licensors’ design teams.  Product development for these watches takes place in the Company’s Asia operations.  For the Company’s Movado, Ebel and Concord brands, the design phase is performed by a combination of in house and freelance designers in Europe while product development is carried out in the Company’s Swiss operations.  Senior management of the Company is actively involved in the design and product development process.

MARKETING

The Company’s marketing strategy is to communicate a consistent brand-specific message to the consumer.  Recognizing that advertising is an integral component to the successful marketing of its product offerings, the Company devotes significant resources to advertising and, since 1972, has maintained its own in-house advertising department.  The Company’s advertising department focuses primarily on the implementation and management of global marketing and advertising strategies for each of its brands, ensuring consistency of presentation.  The Company utilizes outside agencies for the creative development of advertising campaigns which are developed individually for each of the Company’s brands and are directed primarily to the end consumer rather than to trade customers.  The Company’s advertising targets consumers with particular demographic characteristics appropriate to the image and price range of the brand.  Most Company advertising is placed predominantly in magazines and other print media but some is also created for radio and television campaigns, catalogs, outdoor and other promotional materials.  Marketing expenses totaled 15.4%, 14.9% and 16.1% of net sales in fiscal 2008, 2007 and 2006, respectively.

OPERATING SEGMENTS

The Company conducts its business primarily in two operating segments: Wholesale and Retail. For operating segment data and geographic segment data for the years ended January 31, 2008, 2007 and 2006, see Note 15 to the Consolidated Financial Statements regarding Segment Information.

The Company’s wholesale segment includes the design, development, sourcing, marketing and distribution of high quality watches, in addition to revenue generated from after-sales service activities and shipping. The retail segment includes the Company’s Movado Boutiques and its outlet stores.

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

Wholesale

United States Wholesale

The Company sells all of its brands in the U.S. wholesale market primarily to major jewelry store chains such as Helzberg Diamonds Corp., Sterling, Inc. and Zale Corporation; department stores, such as Macy’s, Nordstrom and Saks Fifth Avenue, as well as independent jewelers.  Sales to trade customers in the United States are made directly by the Company’s U.S. sales force of approximately 130 employees.  Of these employees, sales representatives are responsible for a defined geographic territory, specialize in a particular brand and sell to and service independent jewelers within their territory. Their compensation is based on salary plus commission. The sales force also consists of account executives and account representatives who, respectively, sell to and service chain and department store accounts. The latter typically handle more than one of the Company’s brands and are compensated based on salary and incentives.

International Wholesale

Internationally, the Company’s brands are sold in department stores such as El Cortes Ingles in Spain and Galeries Lafayette in France, jewelry chain stores such as Christ in Switzerland and Germany and independent jewelers.  The Company employs its own international sales force of approximately 70 employees operating at the Company’s sales and distribution offices in Canada, China, France, Germany, Hong Kong, Japan, Singapore, Switzerland, the United Kingdom and the United Arab Emirates. In addition, the Company sells all of its brands other than ESQ through a network of independent distributors operating in numerous countries around the world.  Distribution of ESQ watches which, outside of the United States are sold only in Canada and the Caribbean, is handled by the Company’s Canadian subsidiary and Caribbean based sales team.  A majority of the Company’s arrangements with its international distributors are long-term, generally require certain minimum purchases and minimum advertising expenditures and restrict the distributor from selling competitive products.

In France and Germany, the Company’s licensed brands are marketed and distributed by subsidiaries of a joint venture company owned 51% by the Company and 49% by Financiere TWC SA ("TWC"), a French company with established distribution, marketing and sales operations in France and Germany.  The terms of the joint venture agreement include financial performance measures which, if not attained, give either party the right to terminate the agreement after the fifth (5th) and the tenth (10th) years (January 31, 2011 and January 31, 2016); restrictions on the transfer of shares in the joint venture company; and a buy out right whereby the Company can purchase all of TWC's shares in the joint venture company as of July 1, 2016 and every fifth (5th) anniversary thereafter at a pre-determined price.

In the UK, the marketing, distribution and sale of the Company’s licensed brands is handled by MGS, the joint venture company which is owned by the Company and Swico, 51% and 49%, respectively, as described above under “Recent Developments”.

Retail

The Company operates in two retail markets, the luxury boutique market and the outlet market.  Movado Boutiques reinforce the luxury image and are a primary strategic focus of the Movado brand.  The Company operates 30 Movado Boutiques in North America that are located in upscale regional shopping centers and metropolitan areas.  Movado Boutiques are merchandised with select models of Movado watches, as well as proprietary Movado-branded jewelry and clocks.  The modern store design creates a distinctive environment that showcases these products and provides consumers with the ability to fully experience the complete Movado design philosophy.  The Company’s 32 outlet stores are multi-branded and serve as an effective vehicle to sell discontinued models and factory seconds of all of the Company’s watches and jewelry.  One additional outlet store is scheduled to open in fiscal year 2009.

SEASONALITY

The Company’s U.S. sales are traditionally greater during the Christmas and holiday season.  Consequently, the Company’s net sales historically have been higher during the second half of the fiscal year.  The second half of each year accounted for 57.0%, 57.9% and 56.9% of the Company’s net sales for the fiscal years ended January 31, 2008, 2007 and 2006, respectively.  The amount of net sales and operating profit generated during the second half of each fiscal year depends upon the general level of retail sales during the Christmas and holiday season, as well as economic conditions and other factors beyond the Company’s control.  The Company does not expect any significant change in the seasonality of its U.S. business in the foreseeable future.  Major selling seasons in certain international markets center on significant local holidays that occur in late winter or early spring.

BACKLOG

At March 14, 2008, the Company had unfilled orders of $42.4 million compared to $55.8 million at March 15, 2007 and $43.5 million at March 31, 2006.  Unfilled orders include both confirmed orders and orders the Company believes will be confirmed based on the historic experience with the customers.  It is customary for many of the Company’s customers not to confirm their future orders with a formal purchase order until shortly before their desired delivery.

CUSTOMER SERVICE, WARRANTY AND REPAIR

The Company has developed an approach to managing the retail sales process of its wholesale customers that involves monitoring their sales and inventories by product category and style.  The Company also assists in the conception, development and implementation of customers’ marketing vehicles. The Company places considerable emphasis on cooperative advertising programs with its major retail customers.  The Company’s retail sales process has resulted in close relationships with its principal customers, often allowing for influence on the mix, quantity and timing of their purchasing decisions.  The Company believes that customers’ familiarity with its sales approach has facilitated, and should continue to facilitate, the introduction of new products through its distribution network.

The Company permits the return of damaged or defective products. In addition, although the Company has no obligation to do so, it does accept other returns from customers in certain instances.

The Company has service facilities around the world including seven Company-owned service facilities and approximately 300 independent service centers which are authorized to perform warranty repairs.  In order to maintain consistency and quality at its service facilities and authorized independent service centers, the Company conducts training sessions for and distributes technical information and updates to repair personnel.  All watches sold by the Company come with limited warranties covering the movement against defects in material and workmanship for periods ranging from two to three years from the date of purchase, with the exception of Tommy Hilfiger watches, for which the warranty period is ten years.  In addition, the warranty period is five years for the gold plating on certain Movado watch cases and bracelets.  Products that are returned under warranty to the Company are generally serviced by the Company’s employees at its service facilities.

The Company retains adequate levels of component parts to facilitate after-sales service of its watches for an extended period of time after the discontinuance of such watches.

The Company makes available Customer Wins, a web-based system providing immediate access for the Company’s retail partners and consumers to the information they may want or need about after sales service issues.  Customer Wins allows the Company’s retailers and end consumers to track their repair status online 24 hours a day.   The system also permits customers to authorize repairs, track repair status through the entire repair life cycle, view repair information and obtain service order history.  Customer Wins can be accessed online at www.mgiservice.com.

SOURCING, PRODUCTION AND QUALITY

The Company does not own any product manufacturing facilities, with the exception of a small manufacturing facility for proprietary movements for its Ebel brand. The Company employs a flexible manufacturing model that relies primarily on independent manufacturers to meet shifts in marketplace demand and changes in consumer preferences. All product sources must achieve and maintain the Company’s high quality standards and specifications.  With strong supply chain organizations in Switzerland, China and Hong Kong, the Company maintains control over the quality of its products, wherever they are manufactured. Compliance is monitored with strictly implemented quality control standards, including on-site quality inspections.

A majority of the Swiss watch movements used in the manufacture of Movado, Ebel, Concord and ESQ watches are purchased from two suppliers. Additionally, the Company manufactures some proprietary movements for its Ebel brand.  The Company obtains other watch components for all of its brands, including movements, cases, hands, dials, bracelets and straps from a number of other suppliers.  The Company does not have long-term supply contract commitments with any of its component parts suppliers.

Movado, Ebel and Concord watches are generally manufactured in Switzerland by independent third party assemblers with some in-house assembly in Bienne and La Chaux-de-Fonds, Switzerland.  Movado, Ebel and Concord watches are manufactured using Swiss movements and other components obtained from third party suppliers.  Coach, ESQ, Tommy Hilfiger, HUGO BOSS, Juicy Couture, and LACOSTE watches are manufactured by independent contractors. Coach and ESQ watches are manufactured using Swiss movements and other components purchased from third party suppliers.  Tommy Hilfiger, HUGO BOSS, Juicy Couture, and LACOSTE watches are manufactured using movements and other components purchased from third party suppliers.

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

Under an agreement with Tommy Hilfiger Licensing, Inc., the Company has the exclusive license to use the trademark TOMMY HILFIGER® and related trademarks in connection with the manufacture of watches worldwide and in connection with the marketing, advertising, sale and distribution of watches at wholesale (and at retail through its outlet stores) in the Western Hemisphere, Europe, Pan Pacific (excluding Japan), Latin America, the Middle East, China and Korea.  The term of the license agreement with THLI expires March 31, 2012.

Under its 2004 agreement with HUGO BOSS Trademark Management GmbH & Co, the Company received a worldwide exclusive license to use the trademark HUGO BOSS® and any other trademarks containing the names “HUGO” or “BOSS”, in connection with the production, promotion and sale of watches.  The term of the license continues through December 31, 2013, with an optional five-year renewal period.

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

The Company actively seeks to protect and enforce its intellectual property rights by working with industry associations, anti-counterfeiting organizations, private investigators and law enforcement authorities, including customs authorities in the United States and internationally, and, when necessary, suing infringers of its trademarks and patents.  Consequently, the Company is involved from time to time in litigation or other proceedings to determine the enforceability, scope and validity of these rights. With respect to the trademarks MOVADO®, EBEL®, CONCORD® and certain other related trademarks, the Company has received exclusion orders that prohibit the importation of counterfeit goods or goods bearing confusingly similar trademarks into the United States and other countries.  In accordance with customs regulations, these exclusion orders, however, do not cover the importation of genuine Movado, Ebel and Concord watches because the Company is the manufacturer of such watches.  All of the Company’s exclusion orders are renewable.

COMPETITION

The markets for each of the Company’s watch brands are highly competitive.  With the exception of Swatch Group, Ltd., a large Swiss-based competitor, no single company competes with the Company across all of its brands. Certain companies, however, compete with Movado Group, Inc. with respect to one or more of its watch brands.  Certain of these companies have, and other companies that may enter the Company’s markets in the future may have, greater financial, distribution, marketing and advertising resources than the Company.  The Company’s future success will depend, to a significant degree, upon its continued ability to compete effectively with regard to, among other things, the style, quality, price, advertising, marketing, distribution and availability of supply of the Company’s watches and other products.

EMPLOYEES

As of January 31, 2008, the Company had approximately 1,500 full-time employees in its global operations.  No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement.  The Company has never experienced a work stoppage due to labor difficulties and believes that its employee relations are good.

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

The Company has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees, including the Company’s Chief Executive Officer, Chief Financial Officer and principal accounting and financial officers, which is posted on the Company’s website.  The Company will post any amendments to the Code of Business Conduct and Ethics and any waivers that are required to be disclosed by SEC regulations on the Company’s website. In addition, the committee charters for the audit committee, the compensation committee and the nominating/corporate governance committee of the Board of Directors of the Company and the Company’s corporate governance guidelines have been posted on the Company’s website.

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

The watch industry is highly competitive and the Company competes globally with numerous manufacturers, importers and distributors, some of which are larger and have greater financial, distribution, advertising and marketing resources.  The Company’s products compete on the basis of price, features, perceived desirability, reliability and perceived attractiveness.  The Company also faces increased competition from internet-based retailers.  The Company’s future results of operations may be adversely affected by these and other competitors.

Maintaining favorable brand recognition is essential to the success of the Company, and failure to do so could materially and adversely affect the Company’s results of operations.

Favorable brand recognition is an important factor to the future success of the Company.  The Company sells its products under a variety of owned and licensed brands.  Factors affecting brand recognition are often outside the Company’s control, and the Company’s efforts to create or enhance favorable brand recognition, such as making significant investments in marketing and advertising campaigns, product design and anticipation of fashion trends, may not have their desired effects.  Additionally, the Company relies on its license partners to maintain favorable brand recognition of their respective parent brands, and the Company often has no control over the brand management efforts of its license partners.  Finally, although the Company’s independent distributors are subject to contractual requirements to protect the Company’s brands, it may be difficult to monitor or enforce such requirements, particularly in foreign jurisdictions.  Any decline in perceived favorable recognition of the Company’s owned or licensed brands could materially and adversely affect future results of operations and profitability.

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

The Company recognizes revenue as sales when merchandise is shipped and title transfers to the customer.  The Company permits the return of damaged or defective products and accepts limited amounts of product returns in certain instances.  Accordingly, the Company provides allowances for the estimated amounts of these returns at the time of revenue recognition based on historical experience.  While such returns have historically been within management’s expectations and the provisions established, future return rates may differ from those experienced in the past.  Any significant increase in damaged or defective products or expected returns could have a material adverse effect on the Company’s operating results for the period or periods in which such returns materialize.  Additionally, in the fourth quarter of fiscal 2008, the Company recorded a one-time accrual of $15.0 million related to estimated future sales returns associated with the streamlining of the Movado brand wholesale distribution in the U.S. for the planned reduction of approximately 1,400 wholesale customer doors.

The Company’s business relies on the use of independent parties to manufacture its products.  Any loss of an independent manufacturer, or the Company’s inability to deliver quality goods in a timely manner, could have an adverse effect on customer relations, brand image, net sales and results of operations.

The Company employs a flexible manufacturing model that relies primarily on independent manufacturers to meet shifts in marketplace demand.  All such independent manufacturers must achieve and maintain the Company’s high quality standards and specifications.  The inability of a manufacturer to ship orders in a timely manner or to meet the Company’s high quality standards and specifications could cause the Company to miss committed delivery dates with customers, which could result in cancellation of the customers’ orders.  In addition, delays in delivery of satisfactory products could have a material adverse effect on the Company’s profitability, particularly if the delays cause the Company to be unable to market certain products during the seasonal periods when its sales are typically higher.  See “Risk Factors – The Company’s business is seasonal, with sales traditionally greater during certain holiday seasons, so events and circumstances that adversely affect holiday consumer spending will have a disproportionately adverse effect on the Company’s results of operations.”  A majority of the Swiss watch movements used in the manufacture of Movado, Ebel, Concord and ESQ watches are purchased from two suppliers, one of which is a wholly-owned subsidiary of one of the Company’s competitors.  Additionally, the Company does not have long-term supply commitments with its manufacturers and thus competes for production facilities with other organizations, some of which are larger and have greater resources.  Any loss of an independent manufacturer, or the Company’s inability to deliver quality goods in a timely manner, could have an adverse effect on customer relations, brand image, net sales and results of operations.

If the Company loses any of its license agreements, there may be significant loss of revenues and a negative effect on business.

The Company has the right to produce, market and distribute watches under the brand names of ESQ, Coach, Tommy Hilfiger, HUGO BOSS, Juicy Couture and LACOSTE pursuant to license agreements with the respective owners of those trademarks.  There are certain minimum royalty payments as well as other requirements associated with these agreements.  Failure to meet any of these requirements could result in the loss of the license.  Additionally, after the term of any license agreement has concluded, the licensor may decide not to renew with the Company.  Any loss of one or more of the Company’s licenses could result in loss of future revenues which could adversely affect its financial condition.

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

Sale of the Company’sproducts may be adversely affected by negative economic conditions.

The Company’s products fall into categories that are considered discretionary items.  Consumer purchases of discretionary items can change due to many economic and global factors.  Declining confidence in the U.S. or international economies, inflation, falling stock prices or home values, loss of confidence in the banking or financial services industries, decreases in the wealth of potential customers, rising interest costs, increased unemployment, and taxation issues could adversely affect the level of available discretionary income for consumers to spend.  In particular, the Company experienced lower sales and lower levels of post-holiday replenishment of inventories during its 2008 fiscal year due to weakness in the U.S. economy.  In addition, events such as war, terrorism, natural disasters or outbreaks of disease could further dampen consumer spending on discretionary items.  If any of these events should occur, the Company’s future sales could decline.

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

There are certain risks involved as the Company continues expanding its business through acquisitions, license agreements, joint ventures and new initiatives such as the growing Movado Boutique business.  There is risk involved with each of these.  Acquisitions and new license agreements require the Company to ensure that new brands will successfully complement the other brands in its portfolio.  The Company assumes the risk that the new brand will not be viewed by the public as favorably as its other brands.  In addition, the integration of an acquired company or licensed brand into the Company’s existing business can strain the Company’s current infrastructure with the additional work required and there can be no assurance that the integration of acquisitions or licensed brands will be successful or that acquisitions or licensed brands will generate sales increases.  The Company needs to ensure it has the adequate human resources and systems in place to allow for successful assimilation of new businesses.  The risk involved in growing the Movado Boutique business is that the Company will not be able to successfully implement its business model.  In addition, the costs associated with leasehold improvements to current Boutiques and the costs associated with opening new Boutiques could have a material adverse effect on the Company’s financial condition and results of operations.  The inability to successfully implement its growth strategies could adversely affect the Company’s future financial condition and results of operations.

The loss or infringement of the Company’s trademarks or other intellectual property rights could have an adverse effect on future results of operations.

The Company believes that its trademarks and other intellectual property rights are vital to the competitiveness and success of its business and therefore it takes all appropriate actions to register and protect them.  There can be no assurance, however, that such actions will be adequate to prevent imitation of the Company’s products or infringement of its intellectual property rights, or that others will not challenge the Company’s rights, or that such rights will be successfully defended.  In addition, six of the Company’s nine brands are subject to license agreements with third parties under which the Company is required to make royalty payments and perform other obligations.  Default by the Company under any of these agreements could result in the licensor terminating the agreement and the Company losing its rights under the license.  Moreover, the laws of some foreign countries, including some in which the Company sells its products, may not protect intellectual property rights to the same extent as do the laws of the United States, which could make it more difficult to successfully defend such challenges to them.  The Company’s inability to obtain or maintain rights in its trademarks, including its licensed marks, could have an adverse effect on brand image and future results of operations.

Fluctuations in the pricing of commodities or the cost of labor could adversely affect the Company’s ability to produce products at favorable prices.

Some of the Company’s higher-end watch offerings are made with materials such as diamonds, precious metals and gold.  The Company’s proprietary jewelry is manufactured with silver, gold and platinum, semi-precious and precious stones, and diamonds.  The Company relies on independent contractors to manufacture and assemble the majority of its watch brands and its entire jewelry offering.  A significant change in the prices of these commodities or the cost of third-party labor could adversely affect the Company’s business by:

•	reducing gross profit margins;
•	forcing an increase in suggested retail prices; which could lead to
•	decreasing consumer demand; which could lead to
•	higher inventory levels.

Any and all of the above events could adversely affect the Company’s future cash flow and results of operations.

The Company’s business is subject to foreign currency exchange rate risk.

The majority of the Company’s inventory purchases are denominated in Swiss francs.  The Company operates under a hedging program which utilizes forward exchange contracts and purchased foreign currency options to mitigate foreign currency risk.  If these hedge instruments are unsuccessful at minimizing the risk or are deemed ineffective, any fluctuation of the Swiss franc exchange rate could impact the future results of operations.  Changes in currency exchange rates may also affect relative prices at which the Company and its foreign competitors sell products in the same market.  A portion of the Company’s net sales are derived from international subsidiaries and are denominated in Canadian dollars, Swiss francs, Euros, Hong Kong dollars, Singapore dollars, Japanese yen and British pounds.  Future revenues derived in these currencies could be affected by currency fluctuations.  Furthermore, since the Company’s consolidated financial statements are presented in U.S. dollars, revenues, income and expenses, as well as assets and liabilities of foreign currency denominated subsidiaries must be translated into U.S. dollars at exchange rates in effect during or at the end of each reporting period.  Fluctuations in foreign currency exchange rates could adversely affect the Company’s reported earnings, financial position and the comparability of results of operations from period to period.

The Grinberg family owns a majority of the voting power of the Company’s stock.

Each share of common stock of the Company is entitled to one vote per share while each share of Class A Common Stock of the Company is entitled to ten votes per share.  While the members of the Grinberg family do not own a majority of the Company’s outstanding Common Stock, by their significant holdings of Class A Common Stock they control a majority of the voting power represented by all outstanding shares of both classes of stock.  Consequently, the Grinberg family is in a position to significantly influence any matters that are brought to a vote of the shareholders including, but not limited to, the election of the board of directors and any action requiring the approval of shareholders, including any amendments to the Company’s certificate of incorporation, mergers or sales of all or substantially all of the Company’s assets. This concentration of ownership also may delay, defer or even prevent a change in control of the Company and make some transactions more difficult or impossible without the support of the Grinberg family. These transactions might include proxy contests, tender offers, mergers or other purchases of common stock that could give stockholders the opportunity to realize a premium over the then-prevailing market price for shares of the Company’s Common Stock.

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

As part of the Company’s new Movado brand strategy, the Company is in the process of streamlining the Movado brand wholesale distribution in the United States from 4,000 wholesale customer doors to approximately 2,600 doors, representing a 35% reduction, by the close of its fiscal year ending January 31, 2009.  Included in the strategy are wholesale customers that will continue to do business with the Company through their more profitable doors.  There is a risk that these customers will have a negative response to the strategy of reducing their number of doors that can sell Movado brand products.   This could potentially damage current relationships and hinder future business done with these customers.

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

The Company’s strategy to create a Movado lifestyle image and build retail presence with product assortments that complement successful wholesale watch distribution is a key element in the Company’s Movado Boutique business plan.  The Company’s outlet stores are multi-branded and serve solely as an effective vehicle to sell discontinued models and factory seconds of all of the Company’s watches, jewelry and accessories.  The Company’s Boutiques and outlet stores are strategically located, respectively, in top malls throughout the United States and outlet centers located primarily near vacation destinations.  If the Company could not maintain and secure locations in the prime malls and outlet centers for both the Movado Boutiques and outlet businesses, it could jeopardize the operations of the stores and business plans for the future. Additionally, if the Company could not complete construction in new stores within the planned timeframes, cost overruns and lost revenue could adversely affect the profitability of the retail segment.

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

The Company produces all of its watches and a portion of its proprietary jewelry outside the United States and primarily in Europe and Asia. The Company also generates approximately 41% of its revenue from international sources. Factors that could affect the business activity vary by region and market and generally include without limitation:

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

The Company is in the process of implementing a new business enterprise system. If not successfully implemented, it could disrupt the Company’s operations and data retrieval process.

The Company is in the process of implementing SAP which is an end-to-end business enterprise solution as the core enterprise system.  The implementation of SAP will support the Company’s growth strategy and integrate its global sourcing, wholesale and retail operations, consolidating the business operating systems into a single platform.  The majority of the Company’s subsidiaries will be migrating from the current systems to SAP for all areas including finance, supply chain, sales and distribution, human resources, quality control and customer service.  The point-of-sale and inventory systems of the retail segment will be implemented separately.  Some difficulties may occur during the migration from the existing systems to this new platform.  If not successfully implemented, the Company’s operations could be disrupted, and its ability to retrieve data, produce and ship products on a timely basis could be adversely affected, all of which could have an adverse effect on financial results.  Additionally, if the Company is unable to implement SAP within its planned time frame it could incur costs above what was originally planned, causing increased capital expenditures and higher capitalized costs to be depreciated over the useful life of the system.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

The Company leases various facilities in North America, Europe, the Middle East and Asia for its corporate, manufacturing, distribution and sales operations. As of January 31, 2008, the Company’s leased facilities were as follows:

Location	Function	Square Footage	Lease Expiration

Moonachie, New Jersey	Watch assembly, distribution and repair	100,000	May 2010
Paramus, New Jersey	Executive offices	99,000	June 2013
Bienne, Switzerland	Corporate functions, watch sales, distribution, assembly and repair	53,560	January 2012
Kowloon, Hong Kong	Watch sales, distribution and repair	13,960	March 2013
Villers le Lac, France	European service and watch distribution	12,800	January 2015
New York, New York	Public relations office, licensed brand showroom	12,600	August 2016
Markham, Canada	Office, distribution and repair	11,200	August 2012
ChangAn Dongguan, China	Quality control and engineering	7,535	March 2009
Hackensack, New Jersey	Warehouse	6,600	August 2008
Munich, Germany	Watch sales	4,290	January 2012
Tokyo, Japan	Watch sales	2,970	July 2010
Grenchen, Switzerland	Watch sales	2,800	December 2008
Coral Gables, Florida	Caribbean office, watch sales	2,340	January 2012
Singapore	Watch sales, distribution and repair	1,330	August 2008
Shanghai, China	Public relations office	1,100	June 2008
Crown House, United Kingdom	Watch sales	850	February 2008
Dubai, United Arab Emirates	Watch sales	730	July 2008

All of the foregoing facilities are used exclusively in connection with the wholesale segment of the Company’s business except that a portion of the Company’s executive office space in Paramus, New Jersey is used in connection with management of its retail business.

The Company owns three properties totaling approximately 40,400 square feet located in La Chaux-de-Fonds, Switzerland used for manufacturing, storage and public relations.  In addition, the Company acquired an architecturally significant building in La Chaux-de-Fonds in 2004 as part of its acquisition of Ebel.

The Company also owns approximately 2,500 square feet of office space in Hanau, Germany, which it previously used for sales, distribution and watch repair functions.

The Company also leases retail space for the operation of 30 Movado Boutiques in the United States, each of which averages 2,200 square feet per store with leases expiring from August 2008 to June 2017.  In addition, the Company leases retail space averaging 1,700 square feet per store with leases expiring from April 2008 to February 2018 for the operation of the Company’s 32 outlet stores in the United States.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of fiscal 2008.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 14, 2008, there were 45 holders of record of Class A Common Stock and, the Company estimates, 10,100 beneficial owners of the Common Stock represented by 465 holders of record.  The Common Stock is traded on the New York Stock Exchange under the symbol “MOV” and on March 14, 2008, the closing price of the Common Stock was $17.62. The quarterly high and low split-adjusted closing prices for the fiscal years ended January 31, 2008 and 2007 were as follows:

	Fiscal Year Ended		Fiscal Year Ended
	January 31, 2008		January 31, 2007
Quarter Ended	Low	High	Low	High

April 30	$27.53	$34.58	$19.37	$24.47
July 31	$28.24	$34.66	$18.10	$23.71
October 31	$27.55	$34.48	$21.26	$27.27
January 31	$21.41	$30.97	$24.59	$29.01

In connection with the October 7, 1993 public offering, each share of the then currently existing Class A Common Stock was converted into 10.46 shares of new Class A Common Stock, par value of $0.01 per share (the “Class A Common Stock”).  Each share of Common Stock is entitled to one vote per share and each share of Class A Common Stock is entitled to 10 votes per share on all matters submitted to a vote of the shareholders.  Each holder of Class A Common Stock is entitled to convert, at any time, any and all such shares into the same number of shares of Common Stock.  Each share of Class A Common Stock is converted automatically into Common Stock in the event that the beneficial or record ownership of such shares of Class A Common Stock is transferred to any person, except to certain family members or affiliated persons deemed “permitted transferees” pursuant to the Company’s Restated Certificate of Incorporation as amended. The Class A Common Stock is not publicly traded and consequently, there is currently no established public trading market for these shares.

On March 27, 2007, the Board approved an increase in the quarterly cash dividend rate from $0.06 to $0.08 per share.  The declaration and payment of future dividends, if any, will be at the sole discretion of the Board of Directors and will depend upon the Company’s profitability, financial condition, capital and surplus requirements, future prospects, terms of indebtedness and other factors deemed relevant by the Board of Directors.   See Notes 4 and 5 to the Consolidated Financial Statements regarding contractual restrictions on the Company’s ability to pay dividends.

On December 4, 2007, the Board of Directors authorized a program to repurchase up to one million shares of the Company’s Common Stock.  Shares of Common Stock will be repurchased from time to time as market conditions warrant either through open market transactions, block purchases, private transactions or other means.  No time limit has been set for the completion of the program. The objective of the program is to reduce or eliminate earnings per share dilution caused by the shares of Common Stock issued upon the exercise of stock options and in connection with other equity based compensation plans.  Under this share repurchase program, the Company has repurchased a total of 43,957 shares of Common Stock in the open market, all of which were repurchased during the fourth quarter of fiscal year 2008.

The following table summarizes information about the Company’s purchases during the year ended January 31, 2008 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934:

Issuer Repurchase of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2007 - April 31, 2007	28,660	$30.16	-	-
June 1, 2007 - June 30, 2007	78,797	$34.16	-	-
October 1, 2007 - October 31, 2007	1,011	$30.21	-	-
January 1, 2008 - January 31, 2008	43,957	$23.39	43,957	956,043

In addition to the 43,957 shares of Common Stock repurchased pursuant to the Company’s share repurchase program, an aggregate of 108,468 shares of Common Stock were repurchased during fiscal year 2008 which reflects the surrender of shares of Common Stock in connection with the vesting of certain restricted stock awards and the exercise of certain stock options.  At the election of an employee, shares of Common Stock having an aggregate value on the vesting date of a stock award equal to the employee’s withholding tax obligation may be surrendered to the Company.

PERFORMANCE GRAPH

The performance graph set forth below compares the cumulative total shareholder return of the Company’s Common Stock for the last five fiscal years through the fiscal year ended January 31, 2008 with that of the Broad Market (NYSE Stock Market – US Companies), a peer group index used by the Company in its preceding fiscal year ("old peer group") consisting of: Fossil, Inc. and Tiffany & Co., the S&P SmallCap 600 index and the Russell 2000 index.  The Company will no longer use the old peer group as a comparison and instead, will use the S&P SmallCap 600 and Russell 2000 indices.   The Company believes that a comparison with the performance of the old peer group is not meaningful because the old peer group consisted of only two other companies.  The S&P SmallCap 600 and Russell 2000 indices provide a better comparison to a collection of companies with similar market capitalization to that of the Company.  The returns of each company in the old peer group index have been weighted according to the respective issuer’s stock market capitalization.  Each index assumes an initial investment of $100 on January 31, 2003 and the reinvestment of dividends (where applicable).

Company Name / Index	1/31/03	1/31/04	1/31/05	1/31/06	1/31/07	1/31/08

Movado Group, Inc.	100.0	156.9	202.5	212.2	325.7	277.9
NYSE (U.S. Companies)	100.0	132.9	143.5	160.8	185.9	180.3
Old Peer Group*	100.0	168.4	155.0	170.6	175.4	198.5
S&P SmallCap 600 Index	100.0	147.9	172.3	205.7	223.0	207.2
Russell 2000 Index	100.0	158.0	171.7	204.2	225.5	203.4

*Companies in Self-Determined Old Peer Group:
Fossil, Inc.                                            Tiffany & Co.

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

	Fiscal Year Ended January 31,
	2008	2007	2006	2005	2004
Statement of income data:
Net sales (1)	$559,550	$532,865	$470,941	$418,966	$330,214
Cost of sales	222,868	209,922	184,621	168,818	129,908
Gross profit (1)	336,682	322,943	286,320	250,148	200,306
Selling, general and administrative (2) (3)	285,905	270,624	238,283	215,072	165,525
Operating income (1) (2) (3)	50,777	52,319	48,037	35,076	34,781
Other income, net (4) (5) (6)	-	1,347	1,008	1,444	-
Interest expense	(3,472)	(3,785)	(4,574)	(3,544)	(3,232)
Interest income	4,666	3,280	465	114	188
Income before taxes and minority interests	51,971	53,161	44,936	33,090	31,737
(Benefit)/provision for income taxes (7) (8) (9) (10)	(9,471)	2,890	18,319	6,783	8,886
Minority interests	637	133	-	-	-
Net income	$60,805	$50,138	$26,617	$26,307	$22,851
Net income per share-Basic (11)	$2.33	$1.95	$1.05	$1.06	$0.95
Net income per share-Diluted (11)	$2.23	$1.87	$1.02	$1.03	$0.92
Basic shares outstanding (11)	26,049	25,670	25,273	24,708	24,101
Diluted shares outstanding (11)	27,293	26,794	26,180	25,583	24,877
Cash dividends declared per share (11)	$0.32	$0.24	$0.20	$0.16	$0.105
Balance sheet data (end of period):
Working capital (12)	$419,632	$383,422	$366,530	$303,225	$252,883
Total assets	$646,216	$577,618	$549,919	$477,074	$390,967
Total long-term debt	$60,895	$80,196	$109,955	$45,000	$35,000
Shareholders’ equity	$463,195	$378,381	$321,678	$316,557	$274,713

(1)
Fiscal 2008 net sales includes a non-cash charge for estimated returns in the amount of $15.0 million and gross profit and operating income include a non-cash charge of $11.0 million, related to the closing of certain wholesale customer doors in the U.S.

(2)	Fiscal 2007 includes a one-time benefit of $2.2 million for an out-of-period adjustment related to foreign currency.
(3)
Fiscal 2005 includes a non-cash impairment charge of $2.0 million recorded in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

(4)
The fiscal 2007 other income consists of a pre-tax gain of $0.8 million on the sale of artwork, a pre-tax gain of $0.4 million on the sale of a building and a pre-tax gain of $0.1 million on the sale of rights to a web domain name.

(5)
The fiscal 2006 other income consists of a pre-tax gain of $2.6 million on the sale of a building offset by a pre-tax loss of $1.6 million representing the impact of the discontinuation of foreign currency cash flow hedges because it was not probable that the forecasted transactions would occur by the end of the originally specified time period.

(6)	The fiscal 2005 other income consists of a $1.4 million litigation settlement.
(7)
The fiscal 2008 effective tax benefit of $9.5 million or rate of -18.2%, reflects a result of the recognition of previously unrecognized tax benefits due to the settlement of the IRS audit for fiscal years 2004 through 2006 ($12.5 million) and the release of valuation allowances in whole or part on Swiss, German and UK tax losses ($7.6 million).

(8)	The fiscal 2007 effective tax rate of 5.4% reflects a partial release of the valuation allowance on Swiss tax losses.
(9)	The fiscal 2006 effective tax rate of 40.8% reflects a tax charge of $7.5 million associated with repatriated foreign earnings under the American Jobs Creation Act of 2004.

(10)	The fiscal 2005 effective tax rate of 20.5% reflects the adjustments in the fourth quarter relating to refunds from a retroactive Swiss tax ruling and a favorable U.S. tax accrual adjustment.
(11)	For all periods presented, basic and diluted shares outstanding, and the related “per share” amounts reflect the effect of the fiscal 2005 two-for-one stock split.
(12)	The Company defines working capital as current assets less current liabilities.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

GENERAL

Net sales.  The Company operates and manages its business in two principal business segments – Wholesale and Retail.  The Company also operates in two geographic segments – United States and International.  The Company divides its watch brands into three distinct categories: luxury, accessible luxury and licensed brands.  The luxury category consists of the Ebel and Concord brands.  The accessible luxury category consists of the Movado and ESQ brands.  The licensed brands category represents brands distributed under license agreements and includes Coach, HUGO BOSS, Juicy Couture, LACOSTE and Tommy Hilfiger.

The primary factors that influence annual sales are general economic conditions in the Company’s U.S. and international markets, new product introductions, the level and effectiveness of advertising and marketing expenditures and product pricing decisions.

Approximately 41% of the Company’s total sales are from international markets and therefore reported sales made in those markets are affected by foreign exchange rates. The Company’s international sales are billed in local currencies (predominantly Euros and Swiss francs) and translated to U.S. dollars at average exchange rates for financial reporting purposes. With the acquisition of Ebel in March of 2004, and the international market expansion of the Company’s licensed brands, the Company expects that a higher percentage of its total sales will be derived from international markets in the future.

The Company’s business is seasonal.  There are two major selling seasons in the Company’s markets: the spring season, which includes school graduations and several holidays and, most importantly, the Christmas and holiday season. Major selling seasons in certain international markets center on significant local holidays that occur in late winter or early spring.  The Company’s net sales historically have been higher during the second half of the fiscal year.  The second half of the fiscal year ended January 31, 2008 accounted for 57.0% of the Company’s net sales.

The Company’s retail operations consist of 30 Movado Boutiques and 32 outlet stores located throughout the United States. The Company does not have any retail operations outside of the United States.

The significant factors that influence annual sales volumes in the Company’s retail operations are similar to those that influence U.S. wholesale sales.  In addition, many of the Company’s outlet stores are located near vacation destinations and, therefore, the seasonality of these stores is driven by the peak tourist seasons associated with these locations.

As part of the Company’s new Movado brand strategy, the Company is in the process of streamlining the Movado brand wholesale distribution in the United States from 4,000 wholesale customer doors to approximately 2,600 doors, representing a 35% reduction, by the close of its fiscal year ending January 31, 2009.  These least productive doors represented approximately $10.0 million of Movado brand sales during the year ended January 31, 2008, or less than 5% of the overall brand’s revenue and less than 2% of the Company’s consolidated revenue.  The Company recorded a one-time accrual of $15.0 million during its 2008 fiscal year related to future sales returns associated with the reduction of these wholesale customer doors.  See “Item 1. Business – Recent Developments.”

Gross Margins.  The Company’s overall gross margins are primarily affected by four major factors: brand and product sales mix, product pricing strategy, manufacturing costs and fluctuation in currency rates, in particular the relationship between the U.S. dollar and the Swiss franc and the Euro.  Gross margins for the Company may not be comparable to those of other companies, since some companies include all the costs related to their distribution networks in cost of sales whereas the Company does not include the costs associated with its U.S. and Asia warehousing and distribution facilities nor the occupancy costs for the retail segment in the cost of sales line item.

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

Costs of sales of the Company’s products consist primarily of component costs, assembly costs and unit overhead costs associated with the Company’s supply chain operations in Switzerland and Asia.  The Company’s supply chain operations consist of logistics management of assembly operations and product sourcing in Switzerland and Asia and assembly in Switzerland. Through productivity improvement efforts, the Company has controlled the level of overhead costs and maintained flexibility in its cost structure by outsourcing a significant portion of its component and assembly requirements.

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

Selling, General and Administrative (“SG&A”) Expenses. The Company’s SG&A expenses consist primarily of marketing, selling, distribution and general and administrative expenses.  Annual marketing expenditures are based principally on overall strategic considerations relative to maintaining or increasing market share in markets that management considers to be crucial to the Company’s continued success as well as on general economic conditions in the various markets around the world in which the Company sells its products. Marketing expenses include various forms of media advertising, co-operative advertising with customers and distributors and other point-of-sale marketing and promotion spending.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and those significant policies are more fully described in Note 1 to the Company’s Consolidated Financial Statements.  The preparation of these financial statements and the application of certain critical accounting policies require management to make judgments based on estimates and assumptions that affect the information reported. On an on-going basis, management evaluates its estimates and judgments, including those related to sales discounts and markdowns, product returns, bad debt, inventories, income taxes, warranty obligations, and contingencies and litigation.  Management bases its estimates and judgments about the carrying values of assets and liabilities that are not readily apparent from other sources on historical experience, contractual commitments and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.  Management believes the following are the critical accounting policies requiring significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

In the wholesale segment, the Company recognizes revenue upon transfer of title and risk of loss in accordance with its FOB shipping point terms of sale and after the sales price is fixed and determinable and collectibility is reasonably assured.  In the retail segment, transfer of title and risk of loss occurs at the time of register receipt.  The Company records estimates for sales returns, volume-based programs and sales and cash discount allowances as a reduction of revenue in the same period that the sales are recorded.  These estimates are based upon historical analysis, customer agreements and/or currently known factors that arise in the normal course of business.  While returns have historically been within our expectations and the provisions established, future return rates may differ from those experienced in the past.  In the event that returns are authorized at a rate significantly higher than our historic rate, the resulting returns could have an adverse impact on our operating results for the period in which such results materialize.  In the fourth quarter of fiscal 2008, the Company recorded a one-time charge of $15.0 million related to estimated future sales returns associated with the streamlining of the Movado brand wholesale distribution in the U.S. for the planned reduction of approximately 1,400 wholesale customer doors.

Allowance for Doubtful Accounts

Accounts receivable are reduced by an allowance for amounts that may be uncollectible in the future.  Estimates are used in determining the allowance for doubtful accounts and are based on an analysis of the aging of accounts receivable, assessments of collectibility based on historic trends, the financial condition of the Company’s customers and an evaluation of economic conditions.  During fiscal 2007, as a result of a change in these estimates, the Company recorded a charge to allowance for doubtful accounts of approximately $6.0 million.  In general, while the actual bad debt losses have historically been within the Company’s expectations and the allowances established, there can be no guarantee that the Company will continue to experience the same bad debt loss rates in the future. As of January 31, 2008, except for those accounts provided for in the reserve for doubtful accounts, the Company knew of no situations with any of the Company’s major customers which would indicate the customer’s inability to make their required payments.

Inventories

The Company values its inventory at the lower of cost or market.  The Company’s U.S. inventory is valued using the first-in, first-out (FIFO) method.  The cost of finished goods and component inventories, held by international subsidiaries, are determined using average cost. The Company’s management regularly reviews its sales to customers and customers’ sell through at retail to evaluate the adequacy of inventory reserves. Inventory with less than acceptable turn rates is classified as discontinued and, together with the related component parts which can be assembled into saleable finished goods, is sold primarily through the Company’s outlet stores. When management determines that finished product is unsaleable or that it is impractical to build the remaining components into watches for sale, a reserve is established for the cost of those products and components to value the inventory at the lower of cost or market. During the fiscal years ended January 31, 2008 and 2007, the Company conducted an in depth review of all its discontinued components and watches.  In doing so, the Company identified what it projected to be excess quantities of discontinued products beyond what it believed to be reasonable supplies for sale through its outlets or other promotional distribution.  As a result, the Company engaged in a liquidation through an independent third party to sell the excess product for cash.  In addition, where it was not deemed economically feasible to invest the time, effort and/or cost, the Company initiated efforts to cleanse the inventory and scrap the product.  The Company’s estimates, based on which it establishes its inventory reserves, could vary significantly, either favorably or unfavorably, from actual requirements depending on future economic conditions, customer inventory levels or competitive conditions.

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

The Company performs an impairment review, at a minimum, on an annual basis.  However, the Company will review its long-lived assets for impairment once events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  When such a determination has been made, management compares the carrying value of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss is recognized during that period. The impairment loss is calculated as the difference between asset carrying values and the fair value of the long-lived assets.

During fiscal 2008, 2007 and 2006, the Company performed the reviews, which resulted in no impairment charges.

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

Stock-Based Compensation

On February 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment”, electing to use the modified prospective application transition method, and accordingly, prior period financial statements have not been restated.   Under this method, the fair value of all stock options granted after adoption and the unvested portion of previously granted awards must be recognized in the Consolidated Statements of Income.  The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of each option at the grant date which requires that certain assumptions be made.  The expected life of stock option grants is determined using historical data and represents the time period which the stock option is expected to be outstanding until it is exercised.  The risk free interest rate is the yield on the grant date of U.S. Treasury constant maturities with a maturity date closest to the expected life of the stock option.  The expected stock price volatility is derived from historical volatility and calculated based on the estimated term structure of the stock option grant.  The expected dividend yield is calculated using the expected annualized dividend which remains constant during the expected term of the option.

Income Taxes

The Company follows SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109").  Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax laws and tax rates in each jurisdiction where the Company operates, and applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date. In addition, the amounts of any future tax benefits are reduced by a valuation allowance to the extent such benefits are not expected to be realized on a more-likely-than-not basis. The Company calculates estimated income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for both book and tax purposes.

The Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (“FIN 48”), on February 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109.  FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions.  The

Company previously recognized income tax positions based on management’s estimate of whether it was reasonably possible that a liability had been incurred for unrecognized tax benefits by applying SFAS No. 5, Accounting for Contingencies.  The provisions of FIN 48 became effective for the Company on February 1, 2007.  For additional information related to income taxes see Note 8 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following is a discussion of the results of operations for fiscal 2008 compared to fiscal 2007 and fiscal 2007 compared to fiscal 2006 along with a discussion of the changes in financial condition during fiscal 2008.

The following are net sales by business segment (in thousands):

	Fiscal Year Ended January 31,
	2008	2007	2006
Wholesale:
United States	$232,828	$276,988	$241,379
International	231,338	166,209	144,004
Retail	95,384	89,668	85,558
Net sales	$559,550	$532,865	$470,941

The following table presents the Company’s results of operations expressed as a percentage of net sales for the fiscal years indicated:

	Fiscal Year Ended January 31,
	2008	2007	2006
	% of net sales	% of net sales	% of net sales

Net sales	100.0%	100.0%	100.0%
Gross margin	60.2%	60.6%	60.8%
Selling, general and administrative expenses	51.1%	50.8%	50.6%
Operating income	9.1%	9.8%	10.2%
Other income	0.0%	0.3%	0.2%
Interest expense	0.6%	0.7%	1.0%
Interest income	0.8%	0.6%	0.1%
(Benefit)/ provision for income taxes	(1.7)%	0.5%	3.9%
Minority interests	0.1%	0.1%	0.0%
Net income	10.9%	9.4%	5.6%

Fiscal 2008 Compared to Fiscal 2007

Net Sales

Net sales in fiscal 2008 were $559.6 million, above prior year by $26.7 million or 5.0%.  For the years ended January 31, 2008 and 2007, liquidation sales of excess discontinued inventory were $31.1 million and $16.6 million, respectively.  In addition, net sales in fiscal 2008 include a one-time charge of $15.0 million related to estimated future sales returns associated with the streamlining of the Movado brand wholesale distribution in the U.S. for the planned reduction of approximately 1,400 wholesale customer doors.  Excluding the liquidation of excess discontinued inventory in both periods and the charge for the planned reduction of approximately 1,400 wholesale customer doors in fiscal 2008, net sales were $543.3 million, representing an increase of $27.0 million, or 5.2% over prior year.

United States Wholesale Net Sales

Net sales in the U.S. wholesale segment were $232.8 million, representing a 15.9% decrease from prior year sales of $277.0 million.  The decrease of $44.2 million was primarily due to lower sales in the accessible luxury category of $37.7 million or 19.1% over the prior year.  The lower sales is attributable to a $20.5 million reduction in volume, which was primarily the result of lower holiday replenishment sales, a one-time charge of $15.0 million related to estimated future sales returns and lower liquidation sales of excess discontinued inventory of $2.2 million.  Additionally, lower sales were recorded in the luxury category of $7.1 million due to the repositioning of the Concord brand.  The licensed brand category was flat year on year.

International Wholesale Net Sales

Net sales in the international wholesale segment were $231.3 million, representing a 39.2% increase over prior year sales of $166.2 million.  All categories were above prior year.  The licensed brand category was above prior year by $37.3 million or 63.1%.  This increase was primarily the result of market expansion in the HUGO BOSS and Tommy Hilfiger brands, as well as the launches of the LACOSTE and Juicy Couture brands.  The luxury category was above prior year by $22.3 million or 37.9%.  This increase was primarily due to higher liquidation sales of excess discontinued inventory of $17.0 million, as well as sales increases in the Ebel brand primarily due to sales of new product introductions.  As a result of the weak U.S. dollar, international wholesale net sales increased by $13.2 million.

Retail Net Sales

Net sales in the retail segment were $95.4 million, representing a 6.4% increase above prior year sales of $89.7 million.  The increase was driven by an overall 8.9% increase in outlet store sales, resulting from higher sales from non-comparable stores.  Comparable outlet store sales were relatively flat year over year.  Sales in the Movado Boutiques were above prior year by 3.6%, resulting from higher sales from non-comparable stores.  Comparable store sales in the Movado Boutiques decreased by 2.3% when compared to prior year.  The Company operated 32 outlet stores and 30 Movado Boutiques as of January 31, 2008, compared to 30 outlet stores and 31 Movado Boutiques as of January 31, 2007.

The Company considers comparable store sales to be sales of stores that were open as of February 1st of the last year through January 31st of the current year.  The Company had 24 comparable Movado Boutiques and 28 comparable outlet stores for the year ended January 31, 2008.  The sales from stores that have been relocated, renovated or refurbished are included in the calculation of comparable store sales.  The method of calculating comparable store sales varies across the retail industry.  As a result, the calculation of comparable store sales may not be the same as measures reported by other companies.

Gross Profit

Gross profit for the 2008 fiscal year was $336.7 million or 60.2% of net sales as compared to $322.9 million or 60.6% of net sales in the prior year.  The increase in gross profit of $13.7 million was primarily the result of the increase in sales volume, in addition to a higher gross margin percentage in the base business sales.  These increases were somewhat offset by the negative gross profit impact related to the one-time charge of $15.0 million for the estimated future sales returns.  The gross margin percentage was negatively impacted in both years by the liquidation sales of excess discontinued inventory.  Excluding the liquidation sales of excess discontinued inventory in both periods and the margin effect of the one-time sales return reserve in fiscal 2008, the gross margin percentage was 64.0% for fiscal year 2008 compared to 62.5% in the prior year.  This increase in gross margin percentage was the result of higher margins across most brands resulting from better margins on new model introductions, the favorable impact of price increases, and the favorable impact of foreign currency exchange on the growing international business.

Selling, General and Administrative

SG&A expenses for fiscal 2008 were $285.9 million as compared to $270.6 million in the prior year. The increase of $15.3 million or 5.7% was the result of higher marketing spending of $6.9 million as the Company continues to invest in brands, higher spending in support of the retail business of $6.2 million, the negative impact of foreign exchange from translating the European subsidiaries’ financial results of $2.9 million, increased third party fees of $2.2 million primarily related to the Movado brand strategy, the non-recurrence of the fiscal 2007 out-of-period adjustment of $2.2 million related to foreign currency and increased expenses of $1.6 million in consolidating the Company’s joint venture operations in France, Germany and the United Kingdom.  These increases were somewhat offset by lower accounts receivable related expense of $6.5 million.

Wholesale Operating Income

Operating income in the wholesale segment increased by $2.2 million to $48.6 million.  The increase was the net result of higher gross profit of $11.8 million, somewhat offset by the increase in SG&A expenses of $9.6 million.  The higher gross profit of $11.8 million was primarily the result of an increase in sales volume over the prior year.  The increase in sales volume was primarily the net result of higher sales in the international licensed brands and higher liquidation sales of excess discontinued inventory, somewhat offset by the one-time charge related to estimated future sales returns.  The increase in SG&A expenses of $9.6 million related principally to higher marketing spending of $7.3 million as the Company continues to invest in brands, the negative impact of foreign exchange from translating the European subsidiaries’ financial results of $2.9 million, increased third party fees of $2.2 million primarily related to the Movado brand strategy, the negative impact of the prior year out-of-period adjustment of $2.2 million related to foreign currency and increased expenses of $1.6 million in consolidating the Company’s joint venture operations in France, Germany and the United Kingdom.  These increases were somewhat offset by lower accounts receivable related expense of $6.5 million.

Retail Operating Income

Operating income of $2.1 million and $5.8 million was recorded in the retail segment for the fiscal years ended January 31, 2008 and 2007, respectively.  The $3.7 million decrease was the net result of higher gross profit of $2.0 million, more than offset by higher SG&A expenses of $5.7 million.  The increased gross profit was primarily attributable to higher sales.  The increase in SG&A expenses was primarily the result of increased selling and occupancy expenses due to the opening of new stores during fiscal 2008 and the full year impact of stores opened in the prior fiscal year.

Interest Expense

Interest expense for fiscal 2008 was $3.5 million as compared to $3.8 million in the prior year period.  Interest expense declined due to lower borrowings somewhat offset by a higher average borrowing rate.  Average borrowings were $70.9 million for fiscal 2008 compared to average borrowings of $97.2 million for fiscal 2007.

Interest Income

Interest income was $4.7 million for fiscal 2008 as compared to $3.3 million for the prior year.  The higher interest income resulted from the increase in cash invested.  The increase in cash was the result of the Company’s favorable cash flow from operations.

For borrowings data for the years ended January 31, 2008 and 2007, see Notes 4 and 5 to the Consolidated Financial Statements regarding Bank Credit Arrangements and Lines of Credit and Long-Term Debt.

Other Income

The Company recorded other income for fiscal 2007 of $1.3 million resulting from a pre-tax gain of $0.4 million on the sale of a building acquired on March 1, 2004 in the acquisition of Ebel, a pre-tax gain of $0.8 million on the sale of a piece of artwork acquired in 1988, and a pre-tax gain of $0.1 million on the sale of the rights to a web domain name.

Income Taxes

Income taxes for the twelve months ended January 31, 2008 was a benefit of $9.5 million and for the twelve months ended January 31, 2007 was a provision of $2.9 million.  The tax on income for fiscal 2008 was the net result of an effective tax rate on base business operations of 20.6%, which was more than offset by the recognition of a $12.5 million previously unrecognized tax benefit as a result of the effective settlement of the IRS audit (see Note 8 to the Consolidated Financial Statements). The tax on income was also favorably impacted by the Company’s expected utilization of a greater portion of its net operating loss carryforwards.  The tax expense for fiscal 2007 reflected an effective tax rate on base business operations of 23.26% which excluded the benefit from the release of the valuation allowance on the net operating loss carryforwards.

Net Income

For fiscal 2008, the Company recorded net income of $60.8 million as compared to $50.1 million for the prior year.

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

United States Wholesale Net Sales

Net sales in the U.S. wholesale segment were $277.0 million, representing a 14.8% increase above prior year sales of $241.4 million.  The increase in net sales was primarily attributed to higher sales in the accessible luxury brands of $22.8 million and in the licensed brand category of $6.6 million.  In the accessible luxury category, Movado was above prior year by $19.4 million, which includes the sale of approximately $7.5 million of excess discontinued inventory as well as higher sales resulting from the launch of the new Series 800 sport models.  ESQ was above the prior year by $3.4 million primarily the result of new door expansion.  In the licensed brand category, Tommy Hilfiger was above prior year by $2.5 million and Juicy Couture, which was launched during the year, contributed $3.4 million.  The luxury brand category was above prior year by $5.7 million.  In the luxury brand category, Concord was above prior year by $3.2 million, which includes the sale of approximately $9.1 million of excess discontinued inventory.  Excluding the liquidation sales of excess discontinued inventory, Concord sales were below prior year as the Company repositioned the brand for fiscal 2008.  Ebel was above prior year by $2.5 million primarily the result of increased new product launches throughout the year.  Excluding $16.6 million of net sales from the liquidation of excess discontinued inventory, net sales were $260.4 million, representing an increase of $19.0 million or 7.9% above the prior year.

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

Selling, General and Administrative Expenses

SG&A expenses for the year were $270.6 million, representing a 13.6% increase above prior year expenses of $238.3 million.  The increase of $32.3 million includes higher payroll and related costs of $15.5 million reflecting compensation and benefit cost increases, increased headcount to support the growth of both new and existing brands and higher equity compensation costs.  The increase also includes higher bad debt expense of approximately $7.3 million, primarily the result of a change in estimate to provide for aged customer receivables.  In addition, in fiscal 2007 there was higher spending on marketing and customer support of $6.3 million, increased spending in support of further retail expansion of $4.2 million and increased spending of $2.3 million occurred as a result of the consolidation of the Company’s majority owned joint venture with TWC established to distribute the licensed brands in France and Germany.  The increase in SG&A was partially offset by a $2.2 million out-of-period adjustment recorded in the third quarter of fiscal 2007 related to foreign currency transactions.

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

Interest Expense

Interest expense recorded for the years ended January 31, 2007 and 2006 was $3.8 million and $4.6 million, respectively.  Average borrowings were $97.2 million at an average borrowing rate of 3.7% for fiscal year 2007 compared to average borrowings of $78.7 million at an average borrowing rate of 5.2% for fiscal year 2006.  The lower average borrowing rate was due to the shifting of debt from the United States to Switzerland, which had a more favorable borrowing rate.

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

Income Taxes

The Company’s income tax provision amounted to $2.9 million and $18.3 million in fiscal years 2007 and 2006, respectively.  This represented an effective tax rate of 5.4% in fiscal 2007 compared to 40.8% for fiscal 2006.  The lower effective tax rate for fiscal 2007 was primarily the result of a partial release of the valuation allowance on Swiss tax losses related to the acquired Ebel net operating loss carryforward.  The effective tax rate for fiscal 2007 excluding the benefit from the release of the valuation allowance was 23.26%.  The higher effective tax rate for fiscal 2006 was primarily due to the fourth quarter 2006 tax charge of $7.5 million associated with repatriated foreign earnings under the American Jobs Creation Act of 2004.  The effective tax rate for fiscal 2006 excluding the repatriation related tax charge was 24.06%.

Net Income

For fiscal 2007, the Company recorded net income of $50.1 million as compared to $26.6 million for the fiscal 2006 year.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2008, the Company had $169.6 million of cash and cash equivalents as compared to $133.0 million in the comparable prior year period.

Cash generated by operating activities continues to be the Company’s primary source of cash to fund its growth initiatives, pay down debt and to pay dividends.  In the fiscal years ended January 31, 2008, 2007 and 2006, the Company generated cash from operations of $83.6 million, $67.8 million and $29.7 million, respectively.  Cash flow from operations for all three years was driven by net income of $60.8 million, $50.1 million and $26.6 million for fiscal 2008, 2007 and 2006, respectively.

Accounts receivable at January 31, 2008 were $94.3 million as compared to $111.4 million in the comparable prior year period.   Foreign currency translation had the effect of increasing the accounts receivable at January 31, 2008 by $4.2 million.  Excluding this increase, accounts receivable was below prior year by $21.3 million.  The decrease in receivables is attributed to the effect of the change in the mix of sales, the net receivable reduction resulting from the estimated future sales return reserve as well as stronger cash collections year over year.  The accounts receivable days outstanding were 60 days and 62 days for the fiscal years ended January 31, 2008 and 2007, respectively.

Inventories at January 31, 2008 were $205.1 million as compared to $193.3 million in the comparable prior year period.  Foreign currency translation had the effect of increasing the value of the inventory at January 31, 2008 by $15.3 million.  Excluding this increase, the value of the inventory was below prior year by $3.5 million.  The decrease was the net result of the favorable impact of the liquidation sales of the excess discontinued inventory and was somewhat offset by increased inventory levels, primarily in the licensed brand category of $6.9 million.  The increase in the licensed brand inventory was the result of the new brand launches of LACOSTE and Juicy Couture as well as the expansion of HUGO BOSS.

Cash used in investing activities amounted to $28.0 million, $19.1 million and $13.2 million in fiscal 2008, 2007 and 2006, respectively.  Cash used in investing activities for each of these three years was primarily related to the acquisition of computer hardware and software, renovations and expansions of the Company’s retail stores and other fixed asset additions for facility related automation and improvements.  During fiscal 2008, the acquisition of computer hardware and software included $7.6 million related to the development and implementation of the new enterprise resource planning system from SAP.  In the fiscal years ended January 31, 2007 and 2006, the use of cash was partially offset by proceeds from the sale of assets, primarily buildings acquired in connection with the acquisition of Ebel.

Cash used in financing activities for the years ended January 31, 2008 and 2007 amounted to $29.6 million and $32.8 million, respectively.  The use of cash was primarily to pay down long-term debt and to pay dividends.  For the year ended January 31, 2006, cash was provided by financing activities of $60.8 million.  This was the result of an increase in borrowings to repatriate foreign earnings under the American Jobs Creation Act of 2004, slightly offset by the payment of dividends.

During fiscal 1999, the Company issued $25.0 million of Series A Senior Notes under a Note Purchase and Private Shelf Agreement dated November 30, 1998.  These notes bear interest of 6.90% per annum, mature on October 30, 2010 and are subject to annual repayments of $5.0 million commencing October 31, 2006.  These notes contain certain financial covenants including an interest coverage ratio and maintenance of consolidated net worth and certain non-financial covenants that restrict the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding.  At January 31, 2008, the Company believes it was in compliance with all financial and non-financial covenants and $15.0 million of these notes were issued and outstanding.

As of March 21, 2004, the Company amended its Note Purchase and Private Shelf Agreement, originally dated March 21, 2001.  This agreement, which expired on March 21, 2007, allowed for the issuance of senior promissory notes in the aggregate principal amount of up to $40.0 million with maturities up to 12 years from their original date of issuance.  On October 8, 2004, the Company issued 4.79% Senior Series A-2004 Notes due 2011 (the "Senior Series A-2004 Notes") pursuant to the Note Purchase Agreement in an aggregate principal amount of $20.0 million, which will mature on October 8, 2011 and are subject to annual repayments of $5.0 million commencing on October 8, 2008.  Proceeds of the

Senior Series A-2004 Notes have been used by the Company for capital expenditures, repayment of certain of its debt obligations and general corporate purposes.  These notes contain certain financial covenants, including an interest coverage ratio and maintenance of consolidated net worth and certain non-financial covenants that restrict the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding.  As of January 31, 2008, the Company believes it was in compliance with all financial and non-financial covenants and $20.0 million of these notes were issued and outstanding.

On December 15, 2005, the Company as parent guarantor, and its Swiss subsidiaries, MGI Luxury Group S.A. and Movado Watch Company SA as borrowers, entered into a credit agreement with JPMorgan Chase Bank, N.A., JPMorgan Securities, Inc., Bank of America, N.A., PNC Bank and Citibank, N.A. (the "Swiss Credit Agreement") which provides for a revolving credit facility of 90.0 million Swiss francs and matures on December 15, 2010.  The obligations of the Company’s two Swiss subsidiaries under this credit agreement are guaranteed by the Company under a Parent Guarantee, dated as of December 15, 2005, in favor of the lenders.  The Swiss Credit Agreement contains financial covenants, including an interest coverage ratio, average debt coverage ratio and limitations on capital expenditures and certain non-financial covenants that restrict the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding.  Borrowings under the Swiss Credit Agreement bear interest at a rate equal to LIBOR (as defined in the Swiss Credit Agreement) plus a margin ranging from .50% per annum to .875% per annum (depending upon a leverage ratio).  As of January 31, 2008, the Company believes it was in compliance with all financial and non-financial covenants and had 28.0 million Swiss francs, with a dollar equivalent of $25.9 million, outstanding under this revolving credit facility.

On December 15, 2005, the Company and its Swiss subsidiaries, MGI Luxury Group S.A. and Movado Watch Company SA, entered into a credit agreement with JPMorgan Chase Bank, N.A., JPMorgan Securities, Inc., Bank of America, N.A., PNC Bank and Citibank, N.A. (the "US Credit Agreement") which provides for a revolving credit facility of $50.0 million (including a sublimit for borrowings in Swiss francs of up to $25.0 million) with a provision to allow for an increase of an additional $50.0 million subject to certain terms and conditions. The US Credit Agreement will mature on December 15, 2010.  The obligations of MGI Luxury Group S.A. and Movado Watch Company SA are guaranteed by the Company under a Parent Guarantee, dated as of December 15, 2005, in favor of the lenders. The obligations of the Company are guaranteed by certain domestic subsidiaries of the Company under subsidiary guarantees, in favor of the lenders.  The US Credit Agreement contains financial covenants, including an interest coverage ratio, average debt coverage ratio and limitations on capital expenditures and certain non-financial covenants that restrict the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding.  Borrowings under the US Credit Agreement bear interest, at the Company’s option, at a rate equal to adjusted LIBOR (as defined in the US Credit Agreement) plus a margin ranging from .50% per annum to .875% per annum (depending upon a leverage ratio), or the Alternate Base Rate (as defined in the US Credit Agreement).  As of January 31, 2008, the Company believes it was in compliance with all financial and non-financial covenants, and there were no outstanding borrowings against this line.

On June 15, 2007, the Company renewed a line of credit letter agreement with Bank of America and an amended and restated promissory note in the principal amount of up to $20.0 million payable to Bank of America, originally dated December 12, 2005.  Pursuant to the line of credit letter agreement, Bank of

America will consider requests for short-term loans and documentary letters of credit for the importation of merchandise inventory, the aggregate amount of which at any time outstanding shall not exceed $20.0 million. The Company's obligations under the agreement are guaranteed by its subsidiaries, Movado Retail Group, Inc. and Movado LLC.  Pursuant to the amended and restated promissory note, the Company promised to pay Bank of America $20.0 million, or such lesser amount as may then be the unpaid balance of all loans made by Bank of America to the Company thereunder, in immediately available funds upon the maturity date of June 16, 2008. The Company has the right to prepay all or part of any outstanding amounts under the promissory note without penalty at any time prior to the maturity date. The amended and restated promissory note bears interest at an annual rate equal to either (i) a floating rate equal to the prime rate or (ii) such fixed rate as may be agreed upon by the Company and Bank of America for an interest period which is also then agreed upon. The amended and restated promissory note contains various representations and warranties and events of default that are customary for instruments of that type.  As of January 31, 2008, there were no outstanding borrowings against this line.

On July 31, 2007, the Company renewed a promissory note, originally dated December 13, 2005, in the principal amount of up to $37.0 million, at a revised amount of up to $7.0 million, payable to JPMorgan Chase Bank, N.A. ("Chase").  Pursuant to the promissory note, the Company promised to pay Chase $7.0 million, or such lesser amount as may then be the unpaid balance of each loan made or letter of credit issued by Chase to the Company thereunder, upon the maturity date of July 31, 2008. The Company has the right to prepay all or part of any outstanding amounts under the promissory note without penalty at any time prior to the maturity date. The promissory note bears interest at an annual rate equal to (i) a floating rate equal to the prime rate, (ii) a fixed rate equal to an adjusted LIBOR plus 0.625% or (iii) a fixed rate equal to a rate of interest offered by Chase from time to time on any single commercial borrowing. The promissory note contains various events of default that are customary for instruments of that type. In addition, it is an event of default for any security interest or other encumbrance to be created or imposed on the Company's property, other than as permitted in the lien covenant of the US Credit Agreement.  Chase issued 11 irrevocable standby letters of credit for retail and operating facility leases to various landlords, for the administration of the Movado Boutique private-label credit card and Canadian payroll to the Royal Bank of Canada totaling $1.2 million with expiration dates through March 18, 2009.  As of January 31, 2008, there were no outstanding borrowings against this promissory note.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. Available credit under these lines totaled 8.0 million Swiss francs, with dollar equivalents of $7.4 million and $6.4 million at January 31, 2008 and 2007, respectively.  As of January 31, 2008, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the equivalent amount of $2.1 million in various foreign currencies.  As of January 31, 2008, there were no outstanding borrowings against these lines.

On December 4, 2007, the Board of Directors authorized the Company’s share repurchase program, with a total authorization to repurchase up to one million shares of Common Stock.  For fiscal 2008, treasury shares increased by 152,425 as the result of 43,957 shares of Common Stock repurchased pursuant to the Company’s share repurchase program and 108,468 shares of Common Stock repurchased during fiscal 2008 which reflect the surrender of shares in connection with the vesting of certain restricted stock awards and the exercise of certain stock options.

Cash dividends were $8.3 million, $6.2 million and $5.1 million in fiscal years 2008, 2007 and 2006, respectively.

At January 31, 2008, the Company had working capital of $419.6 million as compared to $383.4 million in the prior year.  The Company defines working capital as the difference between current assets and current liabilities.  The Company expects that annual capital expenditures in fiscal 2009 will be approximately $27.0 million as compared to $27.4 million in fiscal 2008.  Management believes that the cash on hand in addition to the expected cash flow from operations and the Company’s short-term borrowing capacity will be sufficient to meet its working capital needs for at least the next 12 months.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Payments due by period (in thousands):

	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Contractual Obligations:
Long-Term Debt Obligations (1)	$60,895	$10,000	$45,895	$5,000	$-
Interest Payments on Long-Term Debt (1)	5,859	2,736	2,883	240	-
Operating Lease Obligations (2)	87,238	15,121	27,740	22,999	21,378
Purchase Obligations (3)	59,937	59,937	-	-	-
FIN 48 Liability (4)	3,861	3,861	-	-	-
Other Long-Term Obligations (5)	125,470	19,138	41,169	37,559	27,604
Total Contractual Obligations	$343,260	$110,793	$117,687	$65,798	$48,982

(1) The Company has long-term debt obligations and related interest payments of $39.5 million related to Series A-2004 Senior Notes and Series A Senior Notes further discussed in “Liquidity and Capital Resources”.  Additionally, the Company has long-term debt obligations and related interest payments of $27.3 million related to the Swiss revolving credit facility entered into in fiscal 2006.
(2) Includes store operating leases, which generally provide for payment of direct operating costs in addition to rent.  These obligation amounts include future minimum lease payments and exclude direct operating costs.
(3) The Company had outstanding purchase obligations with suppliers at the end of fiscal 2008 for raw materials, finished watches, jewelry and packaging in the normal course of business.   These purchase obligation amounts do not represent total anticipated purchases but represent only amounts to be paid for items required to be purchased under agreements that are enforceable, legally binding and specify minimum quantity, price and term.
(4) Management has only included its current FIN 48 liability in the table above.  The long-term amount of $3.3 million has been excluded because future payments cannot be reasonably estimated.
(5) Other long-term obligations primarily consist of two items: minimum obligations related to the Company’s license agreements and endorsement agreements with brand ambassadors.  The Company sources, distributes, advertises and sells watches pursuant to its exclusive license agreements with unaffiliated licensors.  Royalty amounts are generally based on a stipulated percentage of revenues, although most of these agreements contain provisions for the payment of minimum annual royalty amounts.  The license agreements have various terms and some have additional renewal options, provided that minimum sales levels are achieved.  Additionally, the license agreements require the Company to pay minimum annual advertising amounts.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet financing or unconsolidated special-purpose entities.

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements’’ (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS No. 157 on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FAS 115” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of SFAS No. 159 on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141(R) states that all business combinations (whether full, partial or step acquisitions) will result in all assets and liabilities of an acquired business being recorded at their acquisition date fair values.  Earn-outs and other forms of contingent consideration and certain acquired contingencies will also be recorded at fair value at the acquisition date.  SFAS No. 141(R) also states acquisition costs will generally be expensed as incurred; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense; and restructuring costs will be expensed in periods after the acquisition date.  This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company will apply the provisions of this standard to any acquisitions that it completes on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”).  This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, noncontrolling interests will be classified as equity in the consolidated balance sheets.  This statement also provides guidance on a subsidiary deconsolidation as well as stating that entities need to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 160 on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”).  This statement requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 also requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and requires cross-referencing within the footnotes.  This statement also suggests disclosing the fair values of derivative instruments and their gains and losses in a tabular format.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is currently evaluating the impact of SFAS No. 161 on the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Foreign Currency Exchange Rate Risk

The Company’s primary market risk exposure relates to foreign currency exchange risk (see Note 6 to the Consolidated Financial Statements).  The majority of the Company’s purchases are denominated in Swiss francs.  The Company reduces its exposure to the Swiss franc exchange rate risk through a hedging program.  Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets.  The Company uses various derivative financial instruments to further reduce the net exposures to currency fluctuations, predominately forward and option contracts.  These derivatives either (a) are used to hedge the Company’s Swiss franc liabilities and are recorded at fair value with the changes in fair value reflected in earnings or (b) are documented as cash flow hedges, as defined in issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) with the gains and losses on this latter hedging activity first reflected in other comprehensive income, and then later classified into earnings.  In both cases, the earnings impact is partially offset by the effects of currency movements on the underlying hedged transactions.  If the Company did not engage in a hedging program, any change in the Swiss franc to local currency would have an equal effect on the Company’s cost of sales.  In addition, the Company hedges its Swiss franc payable exposure with forward contracts.  As of January 31, 2008, the Company’s entire net forward contracts hedging portfolio consisted of 115.0 million Swiss francs equivalent for various expiry dates ranging through November 14, 2008 compared to a portfolio of 117.0 million Swiss francs equivalent for various expiry dates ranging through January 8, 2008 as of January 31, 2007.  If the Company were to settle its Swiss franc forward contracts at January 31, 2008, the net result would be a gain of $4.2 million, net of tax of $2.8 million. The Company had a 5.0 million Swiss franc option contract related to cash flow hedges with an expiry date of April 30, 2008 as of January 31, 2008 compared to 24.0 million Swiss franc option contracts with various expiry dates ranging through October 31, 2007 as of January 31, 2007.  If the Company were to settle its Swiss franc option contract at January 31, 2008, the net result would be a gain of $0.2 million, net of tax of $0.1 million.

The Company’s Board of Directors authorized the hedging of the Company’s Swiss franc denominated investment in its wholly-owned Swiss subsidiaries using purchase options under certain limitations. These hedges are treated as net investment hedges under SFAS No. 133.  As of January 31, 2008 and 2007, the Company did not hold a purchased option hedge portfolio related to net investment hedging.

Commodity Risk

Additionally, the Company has the ability under the hedging program to reduce its exposure to fluctuations in commodity prices, primarily related to gold used in the manufacturing of the Company’s watches. Under this hedging program, the Company can purchase various commodity derivative instruments, primarily future contracts. These derivatives are documented as SFAS No. 133 cash flow hedges, and gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases.  The Company did not hold any futures contracts in its gold hedge portfolio related to cash flow hedges as of January 31, 2008 and 2007, thus any changes in the gold price will have an equal effect on the Company’s cost of sales.

Debt and Interest Rate Risk

In addition, the Company has certain debt obligations with variable interest rates, which are based on LIBOR plus a fixed additional interest rate.  The Company does not hedge these interest rate risks.  The Company also has certain debt obligations with fixed interest rates.  The differences between the market based interest rates at January 31, 2008, and the fixed rates were unfavorable. The Company believes that a 1% change in interest rates would affect the Company’s net income by approximately $0.3 million.

Item 8.  Financial Statements and Supplementary Data

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended January 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is included in the Company’s Proxy Statement for the 2008 annual meeting of shareholders under the captions “Election of Directors” and “Management” and is incorporated herein by reference.

Information on the beneficial ownership reporting for the Company’s directors and executive officers is contained in the Company’s Proxy Statement for the 2008 annual meeting of shareholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Information on the Company’s Audit Committee and Audit Committee Financial Expert is contained in the Company’s Proxy Statement for the 2008 annual meeting of shareholders under the caption “Information Regarding the Board of Directors and Its Committees” and is incorporated herein by reference.

The Company has adopted and posted on its website at www.movadogroup.com a Code of Business Conduct and Ethics that applies to all directors, officers and employees, including the Company’s Chief Executive Officer, Chief Financial Officer and principal financial and accounting officers. The Company will post any amendments to the Code of Business Conduct and Ethics, and any waivers that are required to be disclosed by SEC regulations, on the Company’s website.

Item 11.  Executive Compensation

The information required by this item is included in the Company’s Proxy Statement for the 2008 annual meeting of shareholders under the captions “Executive Compensation” and “Compensation of Directors” and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included in the Company’s Proxy Statement for the 2008 annual meeting of shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this item is included in the Company’s Proxy Statement for the 2008 annual meeting of shareholders under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item is included in the Company’s Proxy Statement for the 2008 annual meeting of shareholders under the caption “Fees Paid to PricewaterhouseCoopers LLP” and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)          Documents filed as part of this report

1.     Financial Statements:

See Financial Statements Index on page 47 included in Item 8 of Part II of this annual report.

2.     Financial Statement Schedule:

Schedule II                                                               Valuation and Qualifying Accounts and Reserves

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

3.       Exhibits:

Incorporated herein by reference is a list of the Exhibits contained in the Exhibit Index on pages 53 through 60 of this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOVADO GROUP, INC. (Registrant)
Dated: March 27, 2008	By:	/s/ Gedalio Grinberg
Gedalio Grinberg
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 27, 2008	/s/ Gedalio Grinberg
Gedalio Grinberg
Chairman of the Board of Directors

Dated: March 27, 2008	/s/ Efraim Grinberg
Efraim Grinberg
President and Chief Executive Officer

Dated: March 27, 2008	/s/ Richard J. Coté
Richard J. Coté
Executive Vice President and
Chief Operating Officer

Dated: March 27, 2008	/s/ Eugene J. Karpovich
Eugene J. Karpovich
Senior Vice President, Chief Financial Officer
and Principal Accounting Officer

Dated: March 27, 2008	/s/ Margaret Hayes Adame
Margaret Hayes Adame
Director

Dated: March 27, 2008	/s/ Alan H. Howard
Alan H. Howard
Director

Dated: March 27, 2008	/s/ Richard D. Isserman
Richard D. Isserman
Director

Dated: March 27, 2008	/s/ Nathan Leventhal
Nathan Leventhal
Director

Dated: March 27, 2008	/s/ Donald Oresman
Donald Oresman
Director

Dated: March 27, 2008	/s/ Leonard L. Silverstein
Leonard L. Silverstein
Director

EXHIBIT INDEX

Exhibit		Sequentially
Number	Description	Numbered Page

3.1	Restated By-Laws of the Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 11, 2007.

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

10.4
Registrant's 1996 Stock Incentive Plan amending and restating the 1993 Employee Stock Option Plan. Incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1996. *

10.5
Lease dated August 10, 1994 between Rockefeller Center Properties, as landlord and SwissAm, Inc., as tenant for space at 630 Fifth Avenue, New York, New York. Incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994.

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

10.21
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

10.23
Third Amendment to License Agreement dated June 3, 1999 between Tommy Hilfiger Licensing, Inc. and the Registrant entered into as of May 7, 2004. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2004.

10.24
Employment Agreement dated August 27, 2004 between the Registrant and Mr. Eugene J. Karpovich. Incorporated herein by reference to Exhibit 10.2 the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2004. *

10.25
Employment Agreement dated August 27, 2004 between the Registrant and Mr. Timothy F. Michno. Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2004. *

10.26
Master Credit Agreement dated August 17, 2004 and August 20, 2004 between MGI Luxury Group S.A. and UBS AG. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.

10.27
Fourth Amendment to License Agreement dated June 3, 1999 between Tommy Hilfiger Licensing, Inc. and the Registrant entered into as of June 25, 2004. Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.

Exhibit		Sequentially
Number	Description	Numbered Page

10.28
Fifth Amendment of Lease dated October 20, 2003 between Mack-Cali Realty, L.P. as landlord, and the Registrant as tenant further amending the lease dated as of December 21, 2000. Incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2004.

10.29
Registrant’s 1996 Stock Incentive Plan, amended and restated as of April 8, 2004.  Incorporated herein by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2005.*

10.30
License Agreement entered into December 15, 2004 between MGI Luxury Group S.A. and HUGO BOSS Trade Mark Management GmbH & Co.  Incorporated herein by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2005.

10.31
$50 million Credit Agreement dated as of December 15, 2005 between the Registrant, MGI Luxury Group S.A. and Movado Watch Company S.A., as borrowers, the Lenders signatory thereto and JPMorgan Chase Bank, N.A. as Administrative Agent, Swingline Bank and Issuing Bank.  Incorporated herein by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2006.

10.32
CHF 90 million Credit Agreement dated as of December 15, 2005 between MGI Luxury Group S.A. and Movado Watch Company S.A., as borrowers, the Registrant as Parent, each of the lenders signatory thereto and JPMorgan Chase Bank as administrative agent.  Incorporated herein by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2006.

10.33
License Agreement dated as of November 18, 2005 by and between the Registrant, Swissam Products Limited and L.C. Licensing, Inc.  Incorporated herein by reference to Exhibit 10.37 to the Registrant’s Annual Report on From 10-K for the year ended January 31, 2006.

Exhibit		Sequentially
Number	Description	Numbered Page

10.34
License Agreement entered into effective March 27, 2006 between MGI Luxury Group S.A. and Lacoste S.A., Sporloisirs S.A. and Lacoste Alligator S.A.  Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2006.

10.35
Third Amendment to License Agreement dated as of January 1, 1992 between the Registrant and Hearst Magazines, a Division of Hearst Communications, Inc., effective February 15, 2007. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.

10.36
Fifth Amendment to License Agreement dated December 9, 1996 between the Registrant and Coach, Inc., effective March 9, 2007. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.

10.37
Sixth Amendment to License Agreement dated June 3, 1999 between the Registrant and Tommy Hilfiger Licensing, Inc., effective April 11, 2007. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.

10.38
Form of Long-Term Incentive Plan Award Notice under the Registrant’s Executive Long-Term Incentive Plan. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 4, 2007. *

10.39
Line of Credit Letter Agreement dated as of June 15, 2007 between the Registrant and Bank of America, N.A. and Amended and Restated Promissory Note dated as of June 15, 2007 to Bank of America, N.A. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2007.

Exhibit		Sequentially
Number	Description	Numbered Page

10.40
Promissory Note dated as of July 31, 2007 to JPMorgan Chase Bank, N.A. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2007.

10.41	Movado Group, Inc. Long-Term Incentive Plan. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 6, 2006. *

10.42	Movado Group, Inc. Long-Term Incentive Plan form of award agreement. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 6, 2006. *

21.1	Subsidiaries of the Registrant.

23.2	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Constitutes a compensatory plan or arrangement.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of January 31, 2008.

Our internal control over financial reporting as of January 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders of Movado Group, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Movado Group, Inc. and its subsidiaries at January 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Annual Report on Internal Control Over Financial Reporting" appearing in the accompanying index.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain income tax positions in 2008 and share-based compensation in 2007.

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

PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 27, 2008

MOVADO GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Fiscal Year Ended January 31,

	2008	2007	2006

Net sales	$559,550	$532,865	$470,941
Cost of sales	222,868	209,922	184,621

Gross profit	336,682	322,943	286,320
Selling, general and administrative	285,905	270,624	238,283

Operating income	50,777	52,319	48,037
Other income, net (Note 18)	-	1,347	1,008
Interest expense	(3,472)	(3,785)	(4,574)
Interest income	4,666	3,280	465

Income before income taxes and minority interests	51,971	53,161	44,936
(Benefit) / provision for income taxes (Note 8)	(9,471)	2,890	18,319
Minority interests	637	133	-

Net income	$60,805	$50,138	$26,617

Basic income per share:
Net income per share	$2.33	$1.95	$1.05
Weighted basic average shares outstanding	26,049	25,670	25,273

Diluted income per share:
Net income per share	$2.23	$1.87	$1.02
Weighted diluted average shares outstanding	27,293	26,794	26,180

Dividends paid per share	$0.32	$0.24	$0.20

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	January 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$169,551	$133,011
Trade receivables, net	94,328	111,417
Inventories, net	205,129	193,342
Other current assets	50,317	35,109
Total current assets	519,325	472,879

Property, plant and equipment, net	68,513	56,823
Other non-current assets	58,378	47,916

Total assets	$646,216	$577,618

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$10,000	$5,000
Accounts payable	38,397	32,901
Accrued liabilities	29,591	30,859
Accrued payroll and benefits	13,179	14,751
Deferred and current income taxes payable	8,526	5,946
Total current liabilities	99,693	89,457

Long-term debt	50,895	75,196
Deferred and non-current income taxes payable	6,363	11,054
Other non-current liabilities	24,205	23,087
Total liabilities	181,156	198,794

Commitments and contingencies (Notes 10 and 11)

Minority interests	1,865	443

Shareholders’ equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	-	-
Common Stock, $0.01 par value, 100,000,000 shares authorized; 24,266,873 and 23,872,262 shares issued, respectively	243	239
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,634,319 and 6,642,159 shares issued and outstanding, respectively	66	66
Capital in excess of par value	128,902	117,811
Retained earnings	325,296	280,495
Accumulated other comprehensive income	65,890	32,307
Treasury Stock, 4,830,669 and 4,678,244 shares at cost, respectively	(57,202)	(52,537)
Total shareholders’ equity	463,195	378,381

Total liabilities and equity	$646,216	$577,618

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Fiscal Year Ended January 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$60,805	$50,138	$26,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,684	16,580	16,780
Utilization of NOL	-	210	2,881
Deferred income taxes	(8,717)	(10,655)	(4,575)
Provision for losses on accounts receivable	2,302	9,698	2,399
Provision for losses on inventory	2,809	1,953	1,529
Stock-based compensation	4,911	3,227	1,227
Excess tax benefit from stock-based compensation	(1,883)	(1,968)	-
Loss on disposition of property, plant and equipment	1,208	-	-
Gain on sale of assets	-	(1,347)	(2,630)
Loss on hedge derivatives	-	-	1,622
Minority interest	637	133	-
Tax benefit from stock options exercised	-	-	2,436

Changes in assets and liabilities:
Trade receivables	18,976	(1,244)	(5,496)
Inventories	666	7,627	(18,282)
Other current assets	(1,470)	(5,990)	(240)
Accounts payable	3,495	(473)	(1,662)
Accrued liabilities	(1,914)	(3,429)	351
Accrued payroll and benefits	(1,572)	4,584	(508)
Income taxes payable	(12,006)	(731)	7,727
Other non-current assets	(2,408)	(4,072)	(2,808)
Other non-current liabilities	1,111	3,593	2,302
Net cash provided by operating activities	83,634	67,834	29,670

Cash flows from investing activities:
Capital expenditures	(27,392)	(20,178)	(16,367)
Proceeds from sale of assets	-	1,791	4,000
Trademarks	(641)	(711)	(798)
Net cash used in investing activities	(28,033)	(19,098)	(13,165)

Cash flows from financing activities:
(Repayments) / proceeds of bank borrowings	(18,618)	(26,512)	64,955
Repayment of Senior Notes	(5,000)	(5,000)	-
Repurchase of treasury stock	(4,665)	(1,762)	(3,090)
Stock options exercised and other changes	4,301	4,656	4,019
Investments from JV interest	787	-	-
Excess tax benefit from stock-based compensation	1,883	1,968	-
Dividends paid	(8,327)	(6,158)	(5,055)
Net cash (used in) / provided by financing activities	(29,639)	(32,808)	60,829

Effect of exchange rate changes on cash and cash equivalents	10,578	(6,542)	(17,491)

Net increase in cash and cash equivalents	36,540	9,386	59,843

Cash and cash equivalents at beginning of year	133,011	123,625	63,782
Cash and cash equivalents at end of year	$169,551	$133,011	$123,625

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except per share amounts)
	Preferred Stock	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock

Balance, January 31, 2005	$-	$226	$68	$100,289	$214,953	$48,706	$(47,685)
Net income					26,617
Dividends ($0.20 per share)					(5,055)
Stock options exercised, net of tax of $2,436		6		6,325			(3,090)
Supplemental executive retirement plan				124
Stock-based compensation expense				1,227
Net unrealized gain on investments, net of tax of $19						1
Net change in effective portion of hedging contracts, net of tax of $2,055						(3,318)
Foreign currency translation adjustment						(17,716)
Balance, January 31, 2006	-	232	68	107,965	236,515	27,673	(50,775)
Net income					50,138
Dividends ($0.24 per share)					(6,158)
Stock options exercised, net of tax of $2,603		5		6,497			(1,762)
Supplemental executive retirement plan				122
Stock-based compensation expense				3,227
Conversion of Class A Stock to Common Stock		2	(2)
Net unrealized gain on investments, net of tax of $50						42
Net change in effective portion of hedging contracts, net of tax of $771						1,246
Foreign currency translation adjustment						3,346
Balance, January 31, 2007	-	239	66	117,811	280,495	32,307	(52,537)
Net income					60,805
Dividends ($0.32 per share)					(8,327)
FIN 48 transition adjustment					(7,677)
Stock repurchase							(1,030)
Stock options exercised, net of tax of $2,343		4		6,051			(3,635)
Supplemental executive retirement plan				129
Stock-based compensation expense				4,911
Net unrealized loss on nvestments, net of tax of $72						(176)
Net change in effective portion of hedging contracts, net of tax of $2,574						3,942
Foreign currency translation adjustment						29,817
Balance, January 31, 2008	$-	$243	$66	$128,902	$325,296	$65,890	$(57,202)

(Shares information in thousands)	Common Stock	Class A Common Stock	Treasury Stock
Balance, January 31, 2005	22,580	6,802	(4,434)
Stock issued to employees exercising stock options	601	-	(180)
Conversion of Class A Common Stock	35	(35)	-
Balance, January 31, 2006	23,216	6,767	(4,614)
Stock issued to employees exercising stock options	428	-	(48)
Conversion of Class A Common Stock	125	(125)	-
Restricted stock and other stock plans, less cancellations	103	-	(16)
Balance, January 31, 2007	23,872	6,642	(4,678)
Stock issued to employees exercising stock options	274	-	(71)
Conversion of Class A Common Stock	8	(8)	-
Stock repurchase	-	-	(44)
Restricted stock and other stock plans, less cancellations	113	-	(38)
Balance, January 31, 2008	24,267	6,634	(4,831)
See Notes to Consolidated Financial Statements

NOTES TO MOVADO GROUP, INC.’S CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Movado Group, Inc. (the "Company") designs, sources, markets and distributes quality watches with prominent brands in almost every price category comprising the watch industry. In fiscal 2008, the Company marketed nine distinctive brands of watches: Movado, Ebel, Concord, ESQ, Coach, HUGO BOSS, Juicy Couture, Tommy Hilfiger and LACOSTE, which compete in most segments of the watch market.

Movado, Ebel and Concord watches are generally manufactured in Switzerland by independent third party assemblers with some in-house assembly in Bienne and La Chaux-de-Fonds, Switzerland.  Movado, Ebel and Concord watches are manufactured using Swiss movements and other components obtained from third party suppliers.  Coach, ESQ, Tommy Hilfiger, Juicy Couture, HUGO BOSS and LACOSTE watches are manufactured by independent contractors. Coach and ESQ watches are manufactured using Swiss movements and other components purchased from third party suppliers. Tommy Hilfiger, Juicy Couture, HUGO BOSS and LACOSTE watches are manufactured using movements and other components purchased from third party suppliers.

In addition to its sales to trade customers and independent distributors, through a wholly-owned domestic subsidiary, the Company sells select models of Movado watches, as well as proprietary Movado-branded jewelry and clocks directly to consumers in its Movado Boutiques and operates outlet stores throughout the United States, through which it sells discontinued models and factory seconds.

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

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

The financial statements of the Company's international subsidiaries have been translated into United States dollars by translating balance sheet accounts at year-end exchange rates and statement of operations accounts at average exchange rates for the year. Foreign currency transaction gains and losses are charged or credited to earnings as incurred. Foreign currency translation gains and losses are reflected in the equity section of the Company's consolidated balance sheet in Accumulated Other Comprehensive Income.  The balance of the foreign currency translation adjustment, included in Accumulated Other Comprehensive Income, was $62.0 million and $32.2 million as of January 31, 2008 and 2007, respectively.

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

The Company's trade customers include department stores, jewelry store chains and independent jewelers. All of the Company’s watch brands, except ESQ, are also marketed outside the U.S. through a network of independent distributors. Accounts receivable are stated net of doubtful accounts, returns and allowances of $36.3 million, $26.1 million and $25.7 million at January 31, 2008, 2007 and 2006, respectively.  In the fourth quarter of fiscal 2008, the Company recorded a one-time charge of $15.0 million related to estimated sales returns associated with the closing of certain wholesale doors in the U.S.

The Company's concentrations of credit risk arise primarily from accounts receivable related to trade customers during the peak selling seasons. The Company has significant accounts receivable balances due from major national chain and department stores. The Company's results of operations could be materially adversely affected in the event any of these customers or a group of these customers defaulted on all or a significant portion of their obligations to the Company as a result of financial difficulties. As of January 31, 2008, except for those accounts provided for in the reserve for doubtful accounts, the Company knew of no situations with any of the Company’s major customers which would indicate any such customer’s inability to make its required payments.

Inventories

The Company values its inventory at the lower of cost or market.  The Company’s U.S. inventory is valued using the first-in, first-out (FIFO) method.  The cost of finished goods and component inventories, held by international subsidiaries, are determined using average cost. The Company’s management regularly reviews its sales to customers and customers’ sell through at retail to determine excess or obsolete inventory.  Inventory with less than acceptable turn rates is classified as discontinued

and, together with the related component parts which can be assembled into saleable finished goods, is sold primarily through the Company’s outlet stores. When management determines that finished product is unsaleable or when it is impractical to build the remaining components into watches for sale, a reserve is established for the cost of those products and components to value the inventory at the lower of cost or market.  In addition, as part of the acquisition of Ebel, a significant value of parts and components were acquired that could not readily be identifiable to be produced as watches or for future after sales service needs.  These parts and components have been reserved for based on future expected usage.  During the fiscal years ended January 31, 2008 and 2007, the Company conducted an in depth review of all its discontinued components and watches.  In doing so, the Company identified what it projected to be excess quantities of discontinued products beyond what it believed to be reasonable supplies for sale through its outlets or other promotional distribution.  As a result, the Company engaged in a liquidation through an independent third party to sell the excess product for cash.  In addition, where it was not deemed economically feasible to invest the time, effort and/or cost, the Company initiated efforts to cleanse the inventory and scrap the product.  The Company’s estimates, based on which it establishes its inventory reserves, could vary significantly, either favorably or unfavorably, from actual requirements depending on future economic conditions, customer inventory levels, expected usage or competitive conditions.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation.  Depreciation of buildings is amortized using the straight-line method based on the useful life of 40 years.  Depreciation of furniture and equipment is provided using the straight-line method based on the estimated useful lives of assets, which range from four to ten years. Computer software is amortized using the straight-line method over the useful life of five to ten years.  Leasehold improvements are amortized using the straight-line method over the lesser of the term of the lease or the estimated useful life of the leasehold improvement.  Design fees and tooling costs are amortized using the straight-line method based on the useful life of three years.  Upon the disposition of property, plant and equipment, the accumulated depreciation is deducted from the original cost and any gain or loss is reflected in current earnings.

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

The Company performs an impairment review, at a minimum, on an annual basis.  However, the Company will review its long-lived assets for impairment once events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. When such a determination has been made, management compares the carrying value of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss is recognized during that period. The impairment loss is calculated as the difference between asset carrying values and the fair value of the long-lived assets.  During fiscal 2008, 2007 and 2006, the Company performed the review which resulted in no impairment charge.

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

Capitalized Software Costs

The Company capitalizes certain computer software costs after technological feasibility has been established. The costs are amortized utilizing the straight-line method over the economic lives of the related products ranging from five to seven years.  Additionally, the Company is in the process of implementing SAP which is an end-to-end business enterprise solution as the core enterprise system.  As of January 31, 2008, $10.5 million of costs related to SAP have been capitalized.  When the SAP system goes live, it will begin to be amortized over a period of 10 years, utilizing the straight-line method.

Intangibles

Intangible assets consist primarily of trademarks and are recorded at cost.  Trademarks are amortized over ten years. The Company periodically reviews intangible assets to evaluate whether events or changes have occurred that would suggest an impairment of carrying value.  An impairment would be recognized when expected undiscounted future operating cash flows are lower than the carrying value.  At January 31, 2008 and 2007, intangible assets at cost were $11.3 million and $9.8 million, respectively, and related accumulated amortization of intangibles was $6.9 million and $5.5 million, respectively. Amortization expense for fiscal 2008, 2007 and 2006 was $0.8 million, $0.7 million and $1.2 million, respectively.

Derivative Financial Instruments

The Company utilizes derivative financial instruments to reduce foreign currency fluctuation risks. The Company accounts for its derivative financial instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", (“SFAS No. 133”) as amended and interpreted, which establishes accounting and reporting standards for derivative instruments and hedging activities.  It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Changes in the fair value of those instruments will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged.

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

Revenue Recognition

In the wholesale segment, the Company recognizes its revenues upon transfer of title and risk of loss in accordance with its FOB shipping point terms of sale and after the sales price is fixed and determinable and collectibility is reasonably assured.  In the retail segment, transfer of title and risk of loss occurs at the time of register receipt.  The Company records estimates for sales returns, volume-based programs and sales and cash discount allowances as a reduction of revenue in the same period that the sales are recorded.  These estimates are based upon historical analysis, customer agreements and/or currently known factors that arise in the normal course of business.  In the fourth quarter of fiscal 2008, the Company recorded a one-time accrual of $15.0 million related to estimated future sales returns associated with the streamlining of the Movado brand wholesale distribution in the U.S. for the planned reduction of approximately 1,400 wholesale customer doors.

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

Warranty Costs

The Company has warranty obligations in connection with the sale of its watches.  All watches sold by the Company come with limited warranties covering the movement against defects in material and workmanship for periods ranging from two to three years from the date of purchase, with the exception of Tommy Hilfiger watches, for which the warranty period is ten years.  In addition, the warranty period is five years for the gold plating for Movado watch cases and bracelets.  As a practice, warranty costs are expensed as incurred and recorded in the consolidated statement of income.  The warranty obligations are evaluated quarterly and reviewed in detail on an annual basis to determine if any material changes occurred.  When changes in warranty costs are experienced, the Company will adjust the warranty accrual as required.  Warranty liability for the fiscal years ended January 31, 2008, 2007 and 2006 was as follows (in thousands):

	2008	2007	2006

Balance, beginning of year	$1,954	$2,185	$3,979
Provision charged to operations	2,193	1,954	2,185
Settlements made	(1,954)	(2,185)	(3,979)

Balance, end of year	$2,193	$1,954	$2,185

Pre-opening Costs

Costs associated with the opening of new boutique and outlet stores, including pre-opening rent, are expensed in the period incurred.

Marketing

The Company expenses the production costs of an advertising campaign at the commencement date of the advertising campaign.  Included in marketing expenses are costs associated with co-operative advertising, media advertising, production costs and costs of point-of-sale materials and displays.  These costs are recorded as SG&A expenses.  The Company participates in cooperative advertising programs on a voluntary basis and receives a “separately identifiable benefit in exchange for the consideration”.  Since the amount of consideration paid to the retailer does not exceed the fair value of the benefit received by the Company, these costs are recorded as SG&A expenses as opposed to being recorded as a reduction of revenue.  Marketing expense for fiscal 2008, 2007 and 2006 amounted to $86.2 million, $79.4 million and $75.9 million, respectively.

Included in the other current assets in the consolidated balance sheets as of January 31, 2008 and 2007 are prepaid advertising costs of $2.6 million and $2.3 million, respectively.  These prepaid costs represent advertising costs paid to licensors in advance, pursuant to the Company’s licensing agreements and sponsorships.

Shipping and Handling Costs

Amounts charged to customers and costs incurred by the Company related to shipping and handling are included in net sales and cost of goods sold, respectively.  The amounts recorded for the fiscal years ended January 31, 2008, 2007 and 2006 were insignificant.

Income Taxes

The Company follows SFAS No. 109, "Accounting for Income Taxes". Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax laws and tax rates, in each jurisdiction the Company operates, and applies to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date. In addition, the amounts of any future tax benefits are reduced by a valuation allowance to the extent such benefits are not expected to be realized on a more-likely-than-not basis. The Company calculates estimated income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for both book and tax purposes.

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", on February 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109.  FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions.  The Company previously recognized income tax positions based on management’s estimate of whether it was reasonably possible that a liability had been incurred for unrecognized tax benefits by applying SFAS No. 5, Accounting for Contingencies.  The provisions of FIN 48 became effective for the Company on February 1, 2007.

Earnings Per Share

The Company presents net income per share on a basic and diluted basis.  Basic earnings per share is computed using weighted-average shares outstanding during the period.  Diluted earnings per share is computed using the weighted-average number of shares outstanding adjusted for dilutive common stock equivalents.

The weighted-average number of shares outstanding for basic earnings per share were 26,049,000, 25,670,000 and 25,273,000 for fiscal 2008, 2007 and 2006, respectively.  For diluted earnings per share, these amounts were increased by 1,244,000, 1,124,000 and 907,000 in fiscal 2008, 2007 and 2006, respectively, due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans.

Stock-Based Compensation

On February 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), electing to use the modified prospective application transition method, and accordingly, prior period financial statements have not been restated.   Under this method, the fair value of all employee stock options granted after adoption and the unvested portion of previously granted awards must be recognized in the Consolidated Statements of Income.  Prior to February 1, 2006, employee stock option grants were accounted for under the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock.  Accordingly, compensation expense had not been recognized for employee stock options granted at or above fair value.  Prior to February 1, 2006, compensation expense for restricted stock grants was reduced as actual forfeitures of the awards occurred.  SFAS No. 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest and thus, current period compensation expense for both stock options and restricted stock have been adjusted for estimated forfeitures.  See Note 12 to the Company’s Consolidated Financial Statements for further information regarding stock-based compensation.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements’’ (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS No. 157 on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FAS 115” (“SFAS No. 159”).  SFAS No. 159

permits entities to choose to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of SFAS No. 159 on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations.”  SFAS No. 141(R) states that all business combinations (whether full, partial or step acquisitions) will result in all assets and liabilities of an acquired business being recorded at their acquisition date fair values.  Earn-outs and other forms of contingent consideration and certain acquired contingencies will also be recorded at fair value at the acquisition date.  SFAS No. 141(R) also states acquisition costs will generally be expensed as incurred; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense; and restructuring costs will be expensed in periods after the acquisition date.  This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company will apply the provisions of this standard to any acquisitions that it completes on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.”  This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, noncontrolling interests will be classified as equity in the consolidated balance sheets.  This statement also provides guidance on a subsidiary deconsolidation as well as stating that entities need to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the impact of SFAS No. 160 on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”).  This statement requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 also requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and requires cross-referencing within the footnotes.  This statement also suggests disclosing the fair values of derivative instruments and their gains and losses in a tabular format.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is currently evaluating the impact of SFAS No. 161 on the Company’s consolidated financial statements.

NOTE 2 - INVENTORIES, NET

Inventories, net at January 31, consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2008	2007
Finished goods	$117,027	$129,082
Component parts	76,222	55,930
Work-in-process	11,880	8,330
	$205,129	$193,342

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at January 31, at cost, consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2008	2007
Land and buildings	$4,285	$3,591
Furniture and equipment	62,434	60,536
Computer software	41,529	34,028
Leasehold improvements	42,930	43,093
Design fees and tooling costs	10,690	7,469
	161,868	148,717
Less: accumulated depreciation	(93,355)	(91,894)
	$68,513	$56,823

Depreciation and amortization expense related to property, plant and equipment for fiscal 2008, 2007 and 2006 was $15.8 million, $15.7 million and $15.4 million, respectively, which includes computer software amortization expense for fiscal 2008, 2007 and 2006 of $2.0 million, $3.7 million and $4.4 million, respectively.

NOTE 4 - BANK CREDIT ARRANGEMENTS AND LINES OF CREDIT

On December 15, 2005, the Company as parent guarantor, and its Swiss subsidiaries, MGI Luxury Group S.A. and Movado Watch Company SA as borrowers, entered into a credit agreement with JPMorgan Chase Bank, N.A., JPMorgan Securities, Inc., Bank of America, N.A., PNC Bank and Citibank, N.A. (the "Swiss Credit Agreement") which provides for a revolving credit facility of 90.0 million Swiss francs and matures on December 15, 2010.  The obligations of the Company’s two Swiss subsidiaries under this credit agreement are guaranteed by the Company under a Parent Guarantee, dated as of December 15, 2005, in favor of the lenders.  The Swiss Credit Agreement contains financial covenants, including an interest coverage ratio, average debt coverage ratio  and limitations on capital expenditures and certain non-financial covenants that restrict the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding.  Borrowings under the Swiss Credit Agreement bear interest at a rate equal to LIBOR (as defined in the Swiss Credit

Agreement) plus a margin ranging from .50% per annum to .875% per annum (depending upon a leverage ratio).  As of January 31, 2008, the Company believes it was in compliance with all financial and non-financial covenants and had 28.0 million Swiss francs, with a dollar equivalent of $25.9 million, outstanding under this revolving credit facility.

On December 15, 2005, the Company and its Swiss subsidiaries, MGI Luxury Group S.A. and Movado Watch Company SA, entered into a credit agreement with JPMorgan Chase Bank, N.A., JPMorgan Securities, Inc., Bank of America, N.A., PNC Bank and Citibank, N.A. (the "US Credit Agreement") which provides for a revolving credit facility of $50.0 million (including a sublimit for borrowings in Swiss francs of up to $25.0 million) with a provision to allow for an increase of an additional $50.0 million subject to certain terms and conditions. The US Credit Agreement will mature on December 15, 2010.  The obligations of MGI Luxury Group S.A. and Movado Watch Company SA are guaranteed by the Company under a Parent Guarantee, dated as of December 15, 2005, in favor of the lenders. The obligations of the Company are guaranteed by certain domestic subsidiaries of the Company under subsidiary guarantees, in favor of the lenders.  The US Credit Agreement contains financial covenants, including an interest coverage ratio, average debt coverage ratio and limitations on capital expenditures and certain non-financial covenants that restrict the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding.  Borrowings under the US Credit Agreement bear interest, at the Company’s option, at a rate equal to adjusted LIBOR (as defined in the US Credit Agreement) plus a margin ranging from .50% per annum to .875% per annum (depending upon a leverage ratio), or the Alternate Base Rate (as defined in the US Credit Agreement).  As of January 31, 2008, the Company believes it was in compliance with all financial and non-financial covenants, and there were no outstanding borrowings against this line.

On June 15, 2007, the Company renewed a line of credit letter agreement with Bank of America and an amended and restated promissory note in the principal amount of up to $20.0 million payable to Bank of America, originally dated December 12, 2005.  Pursuant to the line of credit letter agreement, Bank of America will consider requests for short-term loans and documentary letters of credit for the importation of merchandise inventory, the aggregate amount of which at any time outstanding shall not exceed $20.0 million. The Company's obligations under the agreement are guaranteed by its subsidiaries, Movado Retail Group, Inc. and Movado LLC.  Pursuant to the amended and restated promissory note, the Company promised to pay Bank of America $20.0 million, or such lesser amount as may then be the unpaid balance of all loans made by Bank of America to the Company thereunder, in immediately available funds upon the maturity date of June 16, 2008. The Company has the right to prepay all or part of any outstanding amounts under the promissory note without penalty at any time prior to the maturity date. The amended and restated promissory note bears interest at an annual rate equal to either (i) a floating rate equal to the prime rate or (ii) such fixed rate as may be agreed upon by the Company and Bank of America for an interest period which is also then agreed upon. The amended and restated promissory note contains various representations and warranties and events of default that are customary for instruments of that type.  As of January 31, 2008, there were no outstanding borrowings against this line.

On July 31, 2007, the Company renewed a promissory note, originally dated December 13, 2005, in the principal amount of up to $37.0 million, at a revised amount of up to $7.0 million, payable to JPMorgan Chase Bank, N.A. ("Chase").  Pursuant to the promissory note, the Company promised to pay Chase $7.0 million, or such lesser amount as may then be the unpaid balance of each loan made or letter of credit issued by Chase to the Company thereunder, upon the maturity date of July 31, 2008. The

Company has the right to prepay all or part of any outstanding amounts under the promissory note without penalty at any time prior to the maturity date. The promissory note bears interest at an annual rate equal to (i) a floating rate equal to the prime rate, (ii) a fixed rate equal to an adjusted LIBOR plus 0.625% or (iii) a fixed rate equal to a rate of interest offered by Chase from time to time on any single commercial borrowing. The promissory note contains various events of default that are customary for instruments of that type. In addition, it is an event of default for any security interest or other encumbrance to be created or imposed on the Company's property, other than as permitted in the lien covenant of the US Credit Agreement.  Chase issued 11 irrevocable standby letters of credit for retail and operating facility leases to various landlords, for the administration of the Movado Boutique private-label credit card and Canadian payroll to the Royal Bank of Canada totaling $1.2 million with expiration dates through March 18, 2009.  As of January 31, 2008, there were no outstanding borrowings against this promissory note.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. Available credit under these lines totaled 8.0 million Swiss francs, with dollar equivalents of $7.4 million and $6.4 million at January 31, 2008 and 2007, respectively.  As of January 31, 2008, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the equivalent amount of $2.1 million in various foreign currencies.  As of January 31, 2008, there were no outstanding borrowings against these lines.

The Company pays a facility fee on the unused portion of the committed lines of the Swiss Credit Agreement and the US Credit Agreement.  The unused line of credit of the committed lines was $107.3 million at January 31, 2008.

Aggregate maximum and average monthly outstanding borrowings against the Company's lines of credit and related weighted-average interest rates during fiscal 2008 and 2007 were as follows (dollars in thousands):

	Fiscal Year Ended January 31,
	2008	2007

Maximum borrowings	$40,900	$63,974
Average monthly borrowings	$32,200	$53,564
Weighted-average interest rate	2.9%	1.9%

Weighted-average interest rates were computed based on average month-end outstanding borrowings and applicable average month-end interest rates.

NOTE 5 - LONG-TERM DEBT

The components of long-term debt as of January 31, were as follows (in thousands):

	Fiscal Year Ended January 31,
	2008	2007

Swiss Revolving Credit Facility	$25,895	$40,196
Series A Senior Notes	15,000	20,000
Senior Series A-2004 Notes	20,000	20,000
	60,895	80,196
Less: current portion	(10,000)	(5,000)
Long-term debt	$50,895	$75,196

For information related to the Swiss Revolving Credit Facility, see Note 4 on Bank Credit Arrangements and Lines of Credit.

During fiscal 1999, the Company issued $25.0 million of Series A Senior Notes under a Note Purchase and Private Shelf Agreement dated November 30, 1998.  These notes bear interest of 6.90% per annum, mature on October 30, 2010 and are subject to annual repayments of $5.0 million commencing October 31, 2006.  These notes contain certain financial covenants including an interest coverage ratio and maintenance of consolidated net worth and certain non-financial covenants that restrict the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding.  At January 31, 2008, the Company believes it was in compliance with all financial and non-financial covenants and $15.0 million of these notes were issued and outstanding.

As of March 21, 2004, the Company amended its Note Purchase and Private Shelf Agreement, originally dated March 21, 2001.  This agreement, which expired on March 21, 2007, allowed for the issuance of senior promissory notes in the aggregate principal amount of up to $40.0 million with maturities up to 12 years from their original date of issuance.  On October 8, 2004, the Company issued 4.79% Senior Series A-2004 Notes due 2011 (the "Senior Series A-2004 Notes") pursuant to the Note Purchase Agreement in an aggregate principal amount of $20.0 million, which will mature on October 8, 2011 and are subject to annual repayments of $5.0 million commencing on October 8, 2008.  Proceeds of the Senior Series A-2004 Notes have been used by the Company for capital expenditures, repayment of certain of its debt obligations and general corporate purposes.  These notes contain certain financial covenants, including an interest coverage ratio and maintenance of consolidated net worth and certain non-financial covenants that restrict the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding.  As of January 31, 2008, the Company believes it was in compliance with all financial and non-financial covenants and $20.0 million of these notes were issued and outstanding.

Aggregate maturities of long-term obligations at January 31, 2008 are as follows (in thousands):

Fiscal Year Ended January 31,

2009	$10,000
2010	10,000
2011	35,895
2012	5,000
$60,895

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company follows the provisions of SFAS No. 133 requiring that all derivative financial instruments be recorded on the balance sheet at fair value.

As of January 31, 2008, the balance of deferred net gains on derivative financial instruments documented as cash flow hedges included in accumulated other comprehensive income (“AOCI”) was $3.8 million in net gains, net of tax of $2.5 million, compared to $0.1 million in net losses at January 31, 2007, net of tax benefit of $0.1 million and $1.4 million in net losses at January 31, 2006, net of tax benefit of $0.8 million. The Company estimates that a substantial portion of the deferred net gains at January 31, 2008 will be realized into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The primary underlying transaction which will cause the amount in AOCI to affect cost of goods sold consists of the Company’s sell through of inventory purchased in Swiss francs. The maximum length of time the Company is hedging its exposure to the fluctuation in future cash flows for forecasted transactions is 24 months. For the years ended January 31, 2008, 2007 and 2006, the Company reclassified from AOCI to earnings $0.6 million of net gains, net of tax of $0.4 million, $0.1 million in net losses, net of tax benefit of $0.1 million, and $1.8 million in net losses, net of tax benefit of $1.1 million, respectively.

During fiscal 2006, the Company recorded a pre-tax loss of $1.6 million in other expense, representing the impact of the discontinuation of foreign currency cash flow hedges because it was not probable that the forecasted transactions would occur by the end of the originally specified time period.

During fiscal 2008, 2007 and 2006, the Company recorded no charge related to its assessment of the effectiveness of its derivative hedge portfolio because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged.

Changes in the contracts’ fair value due to spot-forward differences are excluded from the designated hedge relationship.  The Company records these transactions in the cost of sales of the Consolidated Statements of Income.

The balance of the net loss included in the cumulative foreign currency translation adjustment associated with derivatives documented as net investment hedges was $1.5 million, net of a tax benefit of $0.9 million as of January 31, 2008, 2007 and 2006.  Under SFAS No. 133, changes in fair value of these instruments are recognized in currency translation adjustment, a component of AOCI, to offset the change in the value of the net investment being hedged.

The following presents fair value and maturities of the Company’s foreign currency derivatives outstanding as of January 31, 2008 (in millions):

	Fair Value of Asset	Maturities

Forward exchange contracts	$6.9	Fiscal 2009

Purchased foreign currency options	0.5	Fiscal 2009
	$7.4

The Company estimates the fair value of its foreign currency derivatives based on quoted market prices or pricing models using current market rates.  These derivative financial instruments are currently reflected in other current assets.

NOTE 7 - FAIR VALUE OF OTHER FINANCIAL INSTRUMENTS

The fair value of the Company's 4.79% Senior Notes and 6.90% Series A Senior Notes approximate 97% and 104% of the carrying value of the notes, respectively, as of January 31, 2008.  The fair value was calculated based upon the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or upon estimated prices based on current yields for debt issues of similar quality and terms.

NOTE 8 - INCOME TAXES

The (benefit) provision for income taxes for the fiscal years ended January 31, 2008, 2007 and 2006 consists of the following components (in thousands):

	2008	2007	2006
Current:
U.S. Federal	$3,414	$8,168	$13,205
U.S. State and Local	1,681	1,147	1,364
Non-U.S.	5,672	4,168	4,238
	10,767	13,483	18,807
Noncurrent:
U.S. Federal	(10,635)	509	-
U.S. State and Local	-	(89)	(458)
Non-U.S.	(963)	-	-
	(11,598)	420	(458)
Deferred:
U.S. Federal	(5,214)	(3,972)	(1,806)
U.S. State and Local	(1,307)	(366)	(155)
Non-U.S.	(2,119)	(6,675)	1,931
	(8,640)	(11,013)	(30)
(Benefit) provision for income taxes	$(9,471)	$2,890	$18,319

(Loss) income before taxes for U.S. operations was ($4.3 million), $12.9 million, and $15.9 million for periods ended January 31, 2008, 2007 and 2006, respectively.  Income before taxes for non-U.S. operations was $56.2 million, $39.8 million, and $29.0 million for periods ended January 31, 2008, 2007 and 2006, respectively.

Significant components of the Company's deferred income tax assets and liabilities for the fiscal year ended January 31, 2008 and 2007 consist of the following (in thousands):

	2008 Deferred Taxes		2007 Deferred Taxes
	Assets	Liabilities	Assets	Liabilities
Net operating loss carryforwards	$17,364	$-	$21,014	$-
Inventory	5,957	-	3,512	-
Unprocessed returns	5,703	-	1,246	-
Receivable allowance	2,396	715	3,908	907
Deferred compensation	10,435	-	8,314	-
Hedge derivatives	-	2,533	73	-
Depreciation/amortization	1,641	1,124	1,168	79
Other	2,392	53	2,542	116
	45,888	4,425	41,777	1,102
Valuation allowance	(10,689)	-	(16,741)	-
Total deferred tax assets and liabilities	$35,199	$4,425	$25,036	$1,102

As of January 31, 2008, the Company had foreign net operating loss carryforwards of approximately $72.2 million, which are available to offset taxable income in future years.  The majority of the carryforward tax losses ($58.3 million) were incurred in Switzerland in the Ebel business prior to the Company’s acquisition of the Ebel business on March 1, 2004.  Effective March 1, 2004, Ebel S.A. was merged into another wholly-owned Swiss subsidiary, and a Swiss tax ruling was obtained that allows the Ebel tax losses to offset taxable income in the surviving entity.  As part of purchase accounting, the Company recorded net deferred tax assets for the Swiss tax losses and for the temporary differences between the Swiss tax basis and the assigned values of the net Ebel assets.  The Company has established a partial valuation allowance on the deferred tax assets as a result of an evaluation of expected utilization of such tax benefits within the expiry of the tax losses through fiscal 2011. The recognition of the tax benefit had been applied to reduce the carrying value of acquired intangible assets to zero during fiscal 2007; thereafter releases of the valuation allowance have been recorded as a reduction to income tax expense. The Company recognized cash tax savings of $5.1 million on the utilization of the Swiss tax losses during the year, and released an additional $6.7 million valuation allowance, based on revised income forecasts.

The remaining tax losses ($13.9 million) are related to the Company’s operations in Japan, Germany, and the United Kingdom. A full valuation allowance has been established on the deferred tax assets resulting from the losses attributable to Japan due to the Company’s assessment that it is more-likely-than-not the deferred tax assets will not be utilized within the 7 year expiry period.  The Company has three subsidiaries in Germany. Two subsidiaries are inactive; as a result the Company has determined that a full valuation allowance is appropriate for the losses of these two subsidiaries, even though there is no time limitation for utilization of the losses.  The third German subsidiary is currently profitable; however, certain expected changes in the business prevent management from concluding it is more-likely-than-not the present level of profitability will be sustained in future years.  As a result, the Company adjusted the valuation allowance to offset current German income tax expense of $0.3 million, but continues to maintain a full valuation allowance on the deferred tax assets of this subsidiary. During fiscal 2008, due to sustained profitability and positive earnings projections for the Company’s United Kingdom operations, the Company concluded it is more-likely-than-not that the deferred tax assets will be realized; as a result, the related valuation allowance of $0.6 million was no longer required.

Management will continue to evaluate the appropriate level of allowance on all deferred tax assets, considering such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax and business strategies that could potentially enhance the likelihood of realization of a deferred tax asset.

The provision for income taxes differs from the amount determined by applying the U.S. federal statutory rate as follows (in thousands):

	Fiscal Year Ended January 31,
	2008	2007	2006

Provision for income taxes at the U.S. statutory rate	$18,188	$18,607	$15,728
Lower effective foreign income tax rate	(9,303)	(5,359)	(5,958)
Change in valuation allowance	(7,292)	(11,182)	901
Tax provided on repatriated earnings of foreign subsidiaries	-	-	7,506
Change in unrecognized tax benefits, net	(11,598)	-	-
State and local taxes, net of federal benefit	(214)	379	652
Other, net	748	445	(510)
Total (benefit) provision for income taxes	$(9,471)	$2,890	$18,319

No provision has been made for federal income or withholding taxes which may be payable on the remittance of the undistributed retained earnings of foreign subsidiaries approximating $170.3 million at January 31, 2008, as those earnings are considered permanently reinvested.  It is not practical to estimate the amount of tax, if any, that may be payable on the eventual distribution of these earnings.

During the year, the effective tax rate decreased to -18.23%, primarily as a result of the recognition of previously unrecognized tax benefits due to the settlement of the IRS audit for fiscal years 2004 through 2006, and the release of valuation allowances in whole or in part on Swiss, German and UK tax losses.  The effective tax rate excluding the benefits from release of the valuation allowances and the settlement of the IRS audit was 20.62%.  The effective tax rate for fiscal 2007 was 5.44%, primarily as a result of a partial release of the valuation allowance on the Swiss tax losses.  The effective tax rate excluding the benefit from release of the valuation allowance was 23.26%.  The effective tax rate for fiscal 2006 was 40.8%, including the tax charge of $7.5 million associated with repatriated foreign earnings under the American Jobs Creation Act of 2004.  The effective tax rate for fiscal 2006 excluding the repatriation related tax charge was 24.06%.

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", on February 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions.  The Company previously recognized income tax positions based on management’s estimate of whether it was reasonably possible that a liability had been incurred for unrecognized tax benefits by applying FASB Statement No. 5, Accounting for Contingencies.  The provisions of FIN 48 became effective for the Company on February 1, 2007.  As a result of adoption, the Company recognized a charge of approximately $7.7 million to the February 1, 2007 retained earnings balance.

The Internal Revenue Service (“IRS”) commenced examinations of the Company’s consolidated U.S. federal income tax returns for fiscal years 2004 through 2006 in September 2006.  Due to uncertainty in the U.S. tax law, primarily with regard to payment terms on purchases with related foreign suppliers in Switzerland and Hong Kong, as of October 31, 2007 the Company had recorded gross unrecognized tax benefits of $25.9 million ($13.7 million that would affect the effective tax rate) for the audit years.  The examination phase concluded in January 2008, when the Company and the IRS came to a final agreement that resulted in the effective settlement of all three years. Pursuant to the settlement, the Company agreed to a total tax assessment for the three years of $3.3 million ($4.8 million gross less $1.5 million foreign tax credits).  As a result, in the fourth quarter, the Company reduced its gross unrecognized tax benefits by $21.1 million and recognized a federal tax benefit of $10.4 million.  Related net interest accruals of $2.1 million were also adjusted.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (exclusive of interest) is as follows (in thousands):

Balance, at February 1, 2007	$30,052
Additions based on tax positions related to the current year	477
Additions for tax positions of prior years	1,915
Lapse of statute of limitations	(1,051)
Decreases for tax positions of prior years	(21,153)
Cash settlements	(186)
F/X fluctuations	35
Balance, at January 31, 2008	$10,089

Included in the balance at January 31, 2008 is $2.6 million of unrecognized tax benefits which would impact the Company’s effective tax rate, if recognized.  Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense.  As of January 31, 2008 the Company had $1.3 million of accrued interest (net of tax benefit) related to unrecognized tax benefits. The balance of gross unrecognized tax benefits remaining at January 31, 2008 includes the $4.8 million gross IRS tax assessment that will be paid during fiscal year 2009.  During fiscal year 2008, the Company accrued $1.0 million of interest (net of tax benefit).

The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions.  In the normal course of business, the Company is subject to examination by taxing authorities in many countries, including such major jurisdictions as Switzerland, Hong Kong, Canada and the United States.  The Company, with few exceptions, is no longer subject to income tax examinations by tax authorities in state, local and foreign taxing jurisdictions for years before the fiscal year ended January 31, 2004.

NOTE 9 - OTHER ASSETS

In fiscal 1996, the Company entered into an agreement with a trust which owned an insurance policy issued on the lives of the Company's Chairman and his spouse. Under this agreement, the trust assigned the insurance policy to the Company as collateral to secure repayment by the trust of interest-free loans made by the Company to the trust in amounts equal to the premiums on said insurance policy (approximately $0.7 million per annum). The agreement required the trust to repay the loans from the proceeds of the policy. At January 31, 2003, the Company had outstanding loans from the trust of $5.2 million. On April 4, 2003, the agreement was amended and restated to transfer the policy from the trust to the Company in partial repayment of the loan balance. The Company is the beneficiary of the policy insofar as upon the death of the Company's Chairman and his spouse, the proceeds of the policy would first be distributed to the Company to repay the premiums paid by the Company with the remaining proceeds distributed to the trust. As of January 31, 2008, total premiums paid were $9.6 million and the cash surrender value of the policy was $10.5 million.

NOTE 10 – LEASES

The Company leases office, distribution, retail and manufacturing facilities, and office equipment under operating leases, which expire at various dates through February 2018.  Certain leases include renewal options and the payment of real estate taxes and other occupancy costs.  Some leases also contain rent escalation clauses (step rents) that require additional rent amounts in the later years of the term.  Rent expense for leases with step rents is recognized on a straight-line basis over the minimum lease term. Likewise, capital funding and other lease concessions that are occasionally provided to the Company, are recorded as deferred rent and amortized on a straight-line basis over the minimum lease term as adjustments to rent expense.  Rent expense for equipment and distribution, factory and office facilities under operating leases was approximately $16.8 million, $14.4 million and $13.3 million in fiscal 2008, 2007 and 2006, respectively.  Minimum annual rentals at January 31, 2008 under noncancelable operating leases, which do not include real estate taxes and operating costs, are as follows (in thousands):

Fiscal Year Ended January 31,

2009	$15,121
2010	14,468
2011	13,272
2012	12,313
2013	10,686
Thereafter	21,378
$87,238

Due to the nature of its business as a luxury consumer goods distributor, the Company is exposed to various commercial losses, such as misappropriation of assets.  The Company believes it is adequately insured against such losses.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

At January 31, 2008, the Company had outstanding letters of credit totaling $1.2 million with expiration dates through March 18, 2009 compared to $1.2 million with expiration dates through March 15, 2008 as of January 31, 2007.  One bank in the domestic bank group has issued irrevocable standby letters of credit for retail and operating facility leases to various landlords, for the administration of the Movado Boutique private-label credit card and for Canadian payroll to the Royal Bank of Canada.

As of January 31, 2008, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the equivalent amount of $2.1 million in various foreign currencies compared to $1.6 million as of January 31, 2007.

Pursuant to the Company’s agreements with its licensors, the Company is required to pay minimum royalties and advertising.  As of January 31, 2008, the Company’s obligation related to its license agreements was $115.9 million.

The Company had outstanding purchase obligations of $59.9 million with suppliers at the end of fiscal 2008 for raw materials, finished watches and packaging in the normal course of business.  These purchase obligation amounts do not represent total anticipated purchases but represent only amounts to be paid for items required to be purchased under agreements that are enforceable, legally binding and specify minimum quantity, price and term.

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

NOTE 12 – STOCK-BASED COMPENSATION

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

On February 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), electing to use the modified prospective application transition method, and accordingly, prior period financial statements have not been restated.   Under this method, the fair value of all stock options granted after adoption and the unvested portion of previously granted awards must be recognized in the Consolidated Statements of Income.  The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of each option at the grant date which requires certain assumptions be made.  The expected life of stock option grants is determined using historical data and represents the time period which the stock option is expected to be outstanding until it is exercised.  The risk free interest rate is the yield on the grant date of U.S. Treasury constant maturities with a maturity date closest to the expected life of the stock option.  The expected stock price volatility is derived from historical volatility and calculated based on the estimated term structure of the stock option grant.  The expected dividend yield is calculated using the expected annualized dividend which remains constant during the expected term of the option.

The weighted-average assumptions used with the Black-Scholes option-pricing model for the calculation of the fair value of stock option grants during the fiscal years 2008 and 2007 were: expected term of 6.0 years for fiscal 2008 and 5.3 years for fiscal 2007; risk-free interest rate of 4.32% for fiscal 2008 and 4.92% for fiscal 2007; expected volatility of 35.32% for fiscal 2008 and 31.78% for fiscal 2007 and dividend yield of 1.03% for fiscal 2008 and 1.22% for fiscal 2007.  The weighted-average grant date fair value of options granted during the fiscal years ended January 31, 2008 and 2007 was $12.06 and $6.58, respectively.

Total compensation expense for unvested stock option grants recognized during the fiscal years ended January 31, 2008 and 2007 was approximately $1.1 million, net of a tax benefit of $0.7 million and $0.8 million, net of a tax benefit of $0.5 million, respectively.  Expense related to stock option compensation is recognized on a straight-line basis over the vesting term.  As of January 31, 2008, there was approximately $1.9 million of unrecognized compensation cost related to unvested stock options.  These costs are expected to be recognized over a weighted-average period of 1.8 years.  Total cash received for stock option exercises during the fiscal year ended January 31, 2008 amounted to approximately $3.4 million. Windfall tax benefits realized on these exercises were approximately $1.3 million.

Prior to February 1, 2006, employee stock options were accounted for under the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock.  Accordingly, compensation expense had not been recognized for stock options granted at or above fair value.   Had compensation expense been determined and recorded based upon the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", net income and net income per share would have been reduced to pro forma amounts for the fiscal year ended January 31, 2006 as follows:

(in thousands, except per share data)	January 31, 2006

Net income as reported	$26,617
Fair value based compensation expense, net of taxes	(2,068)
Pro forma net income	$24,549

Basic earnings per share:
As reported	$1.05
Pro forma under SFAS No. 123	$0.97

Diluted earnings per share:
As reported	$1.02
Pro forma under SFAS No. 123	$0.94

The weighted-average assumptions used with the Black-Scholes option-pricing model for the calculation of the fair value of stock option grants during fiscal year 2006 were: expected term of three to seven years; risk-free interest rate of 3.77%; expected volatility of 47% and dividend yield of 1.74%.  The weighted-average grant date fair value of options granted during fiscal year ending January 31, 2006 was $8.11.

Transactions for stock options under the Plan since fiscal 2005 are summarized as follows:

	Outstanding	Weighted-Average
	Options	Exercise Price

January 31, 2005	3,621,034	$11.66
Options granted	166,500	$18.30
Options exercised	(596,221)	$6.54
Options cancelled	(21,700)	$12.88
January 31, 2006	3,169,613	$12.96
Options granted	144,000	$19.86
Options exercised	(430,873)	$8.96
Options cancelled	(28,800)	$13.85
January 31, 2007	2,853,940	$13.91
Options granted	89,500	$31.57
Options exercised	(269,319)	$12.64
Options cancelled	(20,666)	$14.18
January 31, 2008	2,653,455	$14.63

The total intrinsic value of stock options exercised for the fiscal years ended January 31, 2008 and 2007 was approximately $5.3 million and $6.5 million, respectively.  The total fair value of the stock options vested for the fiscal years ended January 31, 2008 and 2007 was approximately $8.7 million and $2.3 million, respectively.

The following table summarizes outstanding and exercisable stock options as of January 31, 2008:

Range of Exercise Prices			Number Outstanding	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price

$3.12	-	$6.22	108,740	2.3	$4.25	108,740	$4.25
$6.23	-	$9.34	84,066	3.2	$7.32	84,066	$7.32
$9.35	-	$12.45	669,082	2.2	$10.65	669,082	$10.65
$12.46	-	$15.57	947,026	4.1	$14.65	780,363	$14.73
$15.58	-	$18.68	711,041	5.5	$18.14	519,548	$18.27
$18.69	-	$21.80	18,000	7.9	$19.76	8,003	$19.53
$21.81	-	$24.91	11,000	9.8	$23.65	334	$22.45
$24.92	-	$28.03	29,000	8.9	$25.88	8,334	$25.85
$28.04	-	$31.14	1,000	9.6	$30.65	-	$-
$31.15	-	$35.00	74,500	9.3	$32.92	-	$-
			2,653,455	4.1	$14.63	2,178,470	$13.57

The total intrinsic value of outstanding stock options for the fiscal years ended January 31, 2008 and 2007 was approximately $25.4 million and $42.2 million, respectively.  The total intrinsic value of exercisable stock options for the fiscal years ended January 31, 2008 and 2007 was approximately $23.2 million and $33.9 million, respectively.

Under the Plan, the Company has the ability to grant restricted stock to certain employees.  Restricted stock grants generally vest three to five years from the date of grant.  Expense for these grants is recognized on a straight-line basis over the vesting period.  The fair value of restricted stock grants is equal to the closing price of the Company’s publicly-traded common stock on the grant date.

On May 31, 2006, the Compensation Committee of the Board of Directors adopted the Executive Long Term Incentive Plan (the “LTIP”) authorized by section 9 of the Plan.  The LTIP provides for the award of “Performance Share Units” that are equivalent, one for one, to shares of the Company’s common stock and that vest based on the Company’s achievement of its operating margin goal for a target fiscal year.  The number of actual shares earned by a participant is based on the Company’s actual performance at the end of the award period and can range from 0% to 150% of the participant’s target award.  Total target awards of 189,500 and 119,375 Performance Share Units were granted by the Compensation Committee on May 31, 2006 and April 30, 2007, respectively, that vest over three and five year periods.

Total compensation expense for restricted stock grants and for grants of Performance Share Units under the LTIP (together “restricted stock”) recognized during the fiscal years ended January 31, 2008 and 2007 was approximately $1.9 million, net of a tax benefit of $1.2 million, and $1.2 million, net of a tax benefit of $0.7 million, respectively.  Prior to February 1, 2006, compensation expense for restricted stock grants was reduced as actual forfeitures of the awards occurred.  SFAS No. 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest and thus, current period compensation expense has been adjusted for estimated forfeitures based on historical data. As of January 31, 2008, there was approximately $6.1 million of unrecognized compensation cost related to unvested restricted stock.  These costs are expected to be recognized over a weighted-average period of 2.6 years.

Transactions for restricted stock under the Plan since fiscal 2005 are summarized as follows:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value

January 31,2005	240,000	$12.90
Units granted	96,160	$17.94
Units vested	(2,000)	$9.83
Units forfeited	(13,070)	$13.62
January 31, 2006	321,090	$14.39
Units granted	255,450	$19.02
Units vested	(102,940)	$10.01
Units forfeited	(10,255)	$16.78
January 31, 2007	463,345	$17.87
Units granted	164,185	$32.06
Units vested	(113,410)	$15.28
Units forfeited	(17,390)	$18.84
January 31, 2008	496,730	$23.12

Restricted stock units are exercised simultaneously when they vest and are issued from the pool of authorized shares. The total intrinsic value of restricted stock units that vested during the fiscal years ended January 31, 2008 and 2007 was approximately $3.5 million and $2.1 million, respectively. The windfall tax benefits realized on the vested restricted stock grants for fiscal year ended January 31, 2008 were $0.6 million. The weighted-average grant date fair values for restricted stock grants for the years ended January 31, 2008 and 2007 were $32.06 and $19.02, respectively.  Outstanding restricted stock units had a total intrinsic value of approximately $12.0 million and $13.3 million for fiscal years ended January 31, 2008 and 2007.

NOTE 13 – OTHER EMPLOYEE BENEFITS PLANS

The Company maintains an Employee Savings Plan under Section 401(k) of the Internal Revenue Code.  In addition, the Company maintains defined contribution employee benefit plans for its employees located in Switzerland.  Company contributions and expenses of administering the plans amounted to $2.5 million, $2.4 million and $2.0 million in fiscal 2008, 2007 and 2006, respectively.

Effective June 1, 1995, the Company adopted a defined contribution supplemental executive retirement plan ("SERP"). The SERP provides eligible executives with supplemental pension benefits in addition to amounts received under the Company's other retirement plan. The Company makes a matching contribution which vests equally over five years. During fiscal 2008, 2007 and 2006, the Company recorded an expense related to the SERP of $0.8 million, $0.7 million and $0.7 million, respectively.

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

On September 23, 1994, the Company entered into a Death and Disability Benefit Plan agreement with the Company's Chairman. Under the terms of the agreement, in the event of the Chairman's death or disability, the Company is required to make an annual benefit payment of approximately $0.3 million to his spouse for the lesser of ten years or her remaining lifetime. Neither the agreement nor the benefits payable thereunder are assignable and no benefits are payable to the estates or heirs of the Chairman or his spouse. Results of operations for each period include an actuarially determined charge related to this plan of $0.3 million for fiscal 2008, and $0.2 million for fiscal 2007 and 2006.

NOTE 14 – COMPREHENSIVE INCOME

The components of comprehensive income for the twelve months ended January 31, 2008, 2007 and 2006 are as follows (in thousands):

	Fiscal Year Ended January 31,
	2008	2007	2006
Net income	$60,805	$50,138	$26,617

Net unrealized (loss) gain on investments, net of tax	(104)	42	1
Net change in effective portion of hedging contracts, net of tax	3,870	1,246	(3,318)
Foreign currency translation adjustment (1)	29,817	3,346	(17,716)
Total comprehensive income	$94,388	$54,772	$5,584

(1) The currency translation adjustment is not adjusted for income taxes as they relate to permanent investments in international subsidiaries.

The components of accumulated other comprehensive income at January 31, consisted of the following (in thousands):

	Fiscal Year Ended
	January 31,
	2008	2007
Net unrealized gain on investments, net of tax	$156	$260
Net unrealized gain (loss) on hedging contracts, net of tax	3,751	(119)
Cumulative foreign currency translation adjustment	61,983	32,166
Accumulated other comprehensive income	$65,890	$32,307

NOTE 15 – SEGMENT INFORMATION

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

Operating Segment Data as of and for the Fiscal Year Ended January 31, (in thousands):

	Net Sales			Operating Income
	2008	2007	2006	2008	2007	2006
Wholesale	$464,166	$443,197	$385,383	$48,646	$46,473	$42,289
Retail	95,384	89,668	85,558	2,131	5,846	5,748
Consolidated total	$559,550	$532,865	$470,941	$50,777	$52,319	$48,037

	Total Assets		Capital Expenditures
	2008	2007	2008	2007	2006
Wholesale	$580,665	$510,380	$19,684	$12,757	$9,659
Retail	65,551	67,238	7,708	7,421	6,708
Consolidated total	$646,216	$577,618	$27,392	$20,178	$16,367

	Depreciation and Amortization
	2008	2007	2006
Wholesale	$11,466	$11,617	$11,880
Retail	5,218	4,963	4,900
Consolidated total	$16,684	$16,580	$16,780

Geographic Segment Data as of and for the Fiscal Year Ended January 31, (in thousands):

	Net Sales (1)			Operating (Loss) Income
	2008	2007	2006	2008	2007	2006
United States	$328,212	$366,656	$326,937	$(18,066)	$7,704	$10,142
International	231,338	166,209	144,004	68,843	44,615	37,895
Consolidated total	$559,550	$532,865	$470,941	$50,777	$52,319	$48,037

	Total Assets		Long-Lived Assets
	2008	2007	2008	2007
United States	$344,495	$357,650	$51,544	$42,702
International	301,721	219,968	16,969	14,121
Consolidated total	$646,216	$577,618	$68,513	$56,823

(1)
The United States and international net sales are net of intercompany sales of $275.2 million, $258.3 million and $241.9 million for the twelve months ended January 31, 2008, 2007 and 2006, respectively.

NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents unaudited selected interim operating results of the Company for fiscal 2008 and 2007 (in thousands, except per share amounts):

	Quarter
	1st	2nd	3rd	4th
Fiscal 2008
Net sales	$101,363	$139,467	$180,153	$138,567
Gross profit	$61,652	$83,346	$109,887	$81,797
Net income	$2,400	$12,264	$26,528	$19,613

Net income per share:
Basic	$0.09	$0.47	$1.02	$0.75
Diluted	$0.09	$0.45	$0.97	$0.72

Fiscal 2007
Net sales	$97,744	$126,588	$166,272	$142,261
Gross profit	$59,590	$78,512	$97,902	$86,939
Net income (1)	$2,855	$11,349	$21,885	$14,049

Net income per share:
Basic	$0.11	$0.44	$0.85	$0.54
Diluted	$0.11	$0.43	$0.82	$0.52

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

NOTE 17 - SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows (in thousands):

	Fiscal Year Ended January 31,
	2008	2007	2006
Cash paid during the year for:
Interest	$3,407	$3,760	$4,520
Income taxes	$11,542	$13,751	$6,096

NOTE 18– OTHER INCOME, NET

The components of other income, net for fiscal 2007 and 2006 are as follows (in thousands):

	Fiscal Year Ended January 31,
	2007	2006

Gain on sale of building (a) (b)	$374	$2,630
Discontinued cash flow hedges (c)	-	(1,622)
Sale of artwork (d)	848	-
Sale of rights to web domain (e)	125	-
Other income, net	$1,347	$1,008

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

NOTE 19– TREASURY STOCK

On December 4, 2007, the Board of Directors authorized a program to repurchase up to one million shares of the Company’s common stock.  Shares will be repurchased from time to time as market conditions warrant either through open market transactions, block purchases, private transactions or other means.  No time limit has been set for the completion of the program. The objective of the program is to reduce or eliminate earnings per share dilution caused by the shares of common stock issued upon the exercise of stock options and in connection with other equity based compensation plans.  As of January 31, 2008, the Company purchased 43,957 shares at a total cost of $1.0 million pursuant to this authorized program.

In addition to the 43,957 shares repurchased pursuant to the Company’s share repurchase program, an aggregate of 108,468 shares were repurchased during fiscal year 2008 which reflects the surrender of shares in connection with the vesting of certain restricted stock awards and the exercise of certain stock options.  At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

Schedule II

MOVADO GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)

Description	Balance at beginning of year	Net provision charged to operations	Currency revaluation	Net write-offs	Balance at end of year

Year ended January 31, 2008:
Doubtful accounts, returns and allowances	$26,079	$49,091	$657	$(39,479)	$36,348

Year ended January 31, 2007:
Doubtful accounts, returns and allowances	$25,693	$41,184	$91	$(40,889)	$26,079

Year ended January 31, 2006:
Doubtful accounts, returns and allowances	$28,079	$35,799	$(208)	$(37,977)	$25,693

Description	Balance at beginning of year	Net provision charged to operations	Currency revaluation	Net write-offs	Balance at end of year

Year ended January 31, 2008:
Inventory reserve (1)	$48,575	$2,809	$3,754	$(33,968)	$21,170

Year ended January 31, 2007:
Inventory reserve	$49,250	$1,953	$2,348	$(4,976)	$48,575

Year ended January 31, 2006:
Inventory reserve	$54,447	$1,529	$(3,623)	$(3,103)	$49,250

(1) The inventory reserve net write-offs in fiscal 2008 were the result of efforts to cleanse discontinued component and watch inventory by scrapping the product, resulting in a reduction to existing reserves with no impact to the consolidated statement of income.

Description	Balance at beginning of year	Net provision/ (benefit) to operations	Currency revaluation	Adjustment	Balance at end of year

Year ended January 31, 2008:
Deferred tax asset valuation (2)	$16,741	$(7,407)	$2,391	$(1,036)	$10,689

Year ended January 31, 2007:
Deferred tax asset valuation (3)	$29,555	$(9,544)	$976	$(4,246)	$16,741

Year ended January 31, 2006:
Deferred tax asset valuation (4)	$33,393	$910	$(2,186)	$(2,562)	$29,555

(2) The detail of adjustments is as follows:		(3) The detail of adjustments is as follows:
Statutory tax rate changes	($731)	Release of valuation allowance – Ebel NOL’s	($273)
Ebel NOL’s expired	(609)	Ebel NOL’s expired	(2,541)
Prior year adjustments	304	Ebel Germany pre-acquisition NOL’s	(1,017)
	($1,036)	Prior year adjustments	(415)
			($4,246)

(4) The detail of adjustments is as follows:
Release of valuation allowance – Ebel NOL’s	($3,843)
Ebel Germany pre-acquisition NOL’s	1,141
UK and Germany tax return accrual adjustments	140
($2,562)

S-1