Form 10-Q
period 2008-04-30
MOVADO GROUP INC
filed 2008-05-29
CIK 72573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2008

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

The number of shares outstanding of the registrant's common stock and class A common stock as of May 27, 2008 were 18,073,190 and 6,634,319, respectively.

MOVADO GROUP, INC.

Index to Quarterly Report on Form 10-Q
April 30, 2008

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                                  MOVADO GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)
	April 30, 2008	January 31, 2008	April 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$127,475	$169,551	$101,769
Trade receivables, net	89,510	94,328	105,753
Inventories, net	231,402	205,129	212,106
Other current assets	51,417	50,317	39,510
Total current assets	499,804	519,325	459,138

Property, plant and equipment, net	71,115	68,513	58,297
Deferred income taxes	19,908	20,024	26,152
Other non-current assets	38,825	38,354	37,445
Total assets	$629,652	$646,216	$581,032

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,000	$10,000	$5,000
Accounts payable	27,651	38,397	26,304
Accrued liabilities	44,698	42,770	39,946
Deferred and current income taxes payable	7	8,526	2,039
Total current liabilities	82,356	99,693	73,289

Long-term debt	61,435	50,895	71,454
Deferred and non-current income taxes payable	7,078	6,363	33,086
Other non-current liabilities	25,121	24,205	24,130
Total liabilities	175,990	181,156	201,959

Commitments and contingencies (Note 7)

Minority interests	1,913	1,865	536

Shareholders’ equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	-	-	-
Common Stock, $0.01 par value, 100,000,000 shares authorized; 24,328,403, 24,266,873 and 23,984,282 shares issued, respectively	243	243	240
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,634,319, 6,634,319 and 6,638,239 shares issued and outstanding, respectively	66	66	66
Capital in excess of par value	130,259	128,902	119,566
Retained earnings	324,529	325,296	273,147
Accumulated other comprehensive income	77,485	65,890	38,975
Treasury Stock, 6,046,476, 4,830,669 and 4,706,904 shares, respectively, at cost	(80,833)	(57,202)	(53,457)
Total shareholders’ equity	451,749	463,195	378,537
Total liabilities and equity	$629,652	$646,216	$581,032

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended April 30,
	2008	2007

Net sales	$101,353	$101,363
Cost of sales	36,333	39,711

Gross profit	65,020	61,652
Selling, general and administrative	63,407	58,880

Operating income	1,613	2,772

Interest expense	(706)	(879)
Interest income	957	1,247

Income before income taxes and minority interests	1,864	3,140
Provision for income taxes (Note 9)	567	647
Minority interests	48	93

Net income	$1,249	$2,400

Basic income per share:
Net income per share	$0.05	$0.09
Weighted basic average shares outstanding	25,723	25,916

Diluted income per share:
Net income per share	$0.05	$0.09
Weighted diluted average shares outstanding	26,565	27,175

Dividends paid per share	$0.08	$0.08

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
                                    (Unaudited)

	Three Months Ended April 30,
	2008	2007
Cash flows from operating activities:
Net income	$1,249	$2,400
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,478	4,101
Deferred income taxes	(3,452)	(1,304)
Provision for losses on accounts receivable	439	324
Provision for losses on inventory	347	161
Loss on disposition of property, plant and equipment	11	1,075
Stock-based compensation	1,115	915
Excess tax benefit from stock-based compensation	46	(572)
Minority interests	48	93
Changes in assets and liabilities:
Trade receivables	5,633	6,626
Inventories	(21,617)	(15,481)
Other current assets	(742)	(1,628)
Accounts payable	(11,489)	(6,999)
Accrued liabilities	1,391	(4,983)
Current income taxes payable	(2,818)	(3,389)
Other non-current assets	(647)	(1,691)
Other non-current liabilities	915	1,039
Net cash used in operating activities	(25,093)	(19,313)

Cash flows from investing activities:
Capital expenditures	(6,308)	(6,080)
Trademarks	(107)	(66)
Net cash used in investing activities	(6,415)	(6,146)

Cash flows from financing activities:
Proceeds from bank borrowings	20,000	-
Repayments of bank borrowings	(10,715)	(4,936)
Stock options exercised and other changes	289	270
Purchase of treasury stock	(23,631)	(920)
Excess tax (expense) / benefit from stock-based compensation	(46)	572
Dividends paid	(2,016)	(2,073)
Net cash used in financing activities	(16,119)	(7,087)

Effect of exchange rate changes on cash and cash equivalents	5,551	1,304

Net decrease in cash and cash equivalents	(42,076)	(31,242)

Cash and cash equivalents at beginning of period	169,551	133,011

Cash and cash equivalents at end of period	$127,475	$101,769

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Movado Group, Inc. (the “Company”) in a manner consistent with that used in the preparation of the consolidated financial statements included in the Company’s fiscal 2008 Annual Report filed on Form 10-K.  In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial position and results of operations for the periods presented.  These consolidated financial statements should be read in conjunction with the aforementioned Annual Report.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

NOTE 1 – RECLASSIFICATIONS

Certain reclassifications were made to prior year’s financial statement amounts and related note disclosures to conform to the fiscal 2009 presentation.

NOTE 2 – FAIR VALUE MEASUREMENTS

The Company adopted SFAS No. 157, “Fair Value Measurements” as of February 1, 2008, with the exception of the application of the statement to non-recurring, non-financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value into three broad levels as follows:

·     Level 1 - Quoted prices in active markets for identical assets or liabilities.
·	Level 2 - Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
·	Level 3 - Unobservable inputs based on the Company’s assumptions.

SFAS No. 157 requires the use of observable market data if such data is available without undue cost and effort.  The Company’s adoption of SFAS No. 157 did not result in significant changes to the valuation techniques it had previously used to measure the fair value of its financial assets and liabilities.  Therefore, the primary impact to the Company upon its adoption of SFAS No. 157 was to expand its fair value measurement disclosures.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of April 30, 2008:

	Fair Value at April 30, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$643	$-	$-	$643
Hedge derivatives	-	5,459	-	5,459
SERP assets - employer	1,091	-	-	1,091
SERP assets - employee	17,270	-	-	17,270
Total	$19,004	$5,459	$-	$24,463

Liabilities:
SERP liabilities - employee	$17,270	$-	$-	$17,270
Total	$17,270	$-	$-	$17,270

The fair values of the Company’s available-for-sale securities are based on quoted prices.  The hedge derivatives are entered into by the Company principally to reduce its exposure to the Swiss franc exchange rate risk.  Fair values of the Company’s hedge derivatives are calculated based on quoted foreign exchange rates, quoted interest rates and market volatility factors.  The assets related to the Company’s defined contribution supplemental executive retirement plan (“SERP”) consist of both employer (employee unvested) and employee assets which are invested in investment funds with fair values calculated based on quoted prices.  The SERP liability represents the Company’s liability to the employees in the plan for their vested balances.

NOTE 3 – COMPREHENSIVE INCOME

The components of comprehensive income for the three months ended April 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended April 30,
	2008	2007

Net income	$1,249	$2,400
Net unrealized gain on investments, net of tax	72	18
Effective portion of unrealized gain on hedging contracts, net of tax	869	806
Foreign currency translation adjustments (1)	10,654	5,844
Total comprehensive income	$12,844	$9,068

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

Operating Segment Data for the Three Months Ended April 30, 2008 and 2007 (in thousands):

	Net Sales		Operating Income (Loss)
	2008	2007	2008	2007

Wholesale	$85,251	$83,737	$4,576	$4,805
Retail	16,102	17,626	(2,963)	(2,033)
Consolidated total	$101,353	$101,363	$1,613	$2,772

	Total Assets
	April 30, 2008	January 31, 2008	April 30, 2007

Wholesale	$563,587	$580,665	$512,865
Retail	66,065	65,551	68,167
Consolidated total	$629,652	$646,216	$581,032

Geographic Segment Data for the Three Months Ended April 30, 2008 and 2007 (in thousands):

	Net Sales		Operating (Loss) Income
	2008	2007	2008	2007

United States	$53,281	$60,875	$(9,507)	$(8,384)
International	48,072	40,488	11,120	11,156
Consolidated total	$101,353	$101,363	$1,613	$2,772

United States and International net sales are net of intercompany sales of $73.1 million and $61.4 million for the three months ended April 30, 2008 and 2007, respectively.

	Total Assets
	April 30, 2008	January 31, 2008	April 30, 2007

United States	$309,033	$304,370	$344,252
International	320,619	341,846	236,780
Consolidated total	$629,652	$646,216	$581,032

	Long-Lived Assets
	April 30, 2008	January 31, 2008	April 30, 2007

United States	$52,634	$51,544	$43,451
International	18,481	16,969	14,846
Consolidated total	$71,115	$68,513	$58,297

NOTE 5 – INVENTORIES, NET

Inventories consist of the following (in thousands):
	April 30, 2008	January 31, 2008	April 30, 2007

Finished goods	$133,529	$117,027	$140,285
Component parts	85,136	76,222	64,345
Work-in-process	12,737	11,880	7,476
	$231,402	$205,129	$212,106

NOTE 6 – EARNINGS PER SHARE

The Company presents net income per share on a basic and diluted basis.  Basic earnings per share are computed using weighted-average shares outstanding during the period.  Diluted earnings per share are computed using the weighted-average number of shares outstanding adjusted for dilutive common stock equivalents.

The weighted-average number of shares outstanding for basic earnings per share were 25,723,000 and 25,916,000 for the three months ended April 30, 2008 and 2007, respectively.  For diluted earnings per share, these amounts were increased by 842,000 and 1,259,000 for the three months ended April 30, 2008 and 2007, respectively, due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans.

For the three months ended April 30, 2008, approximately 78,000 of potentially dilutive common stock equivalents were excluded from the computation of dilutive earnings per share because their effect would have been antidilutive.  There were no antidilutive shares for the three months ended April 30, 2007.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

At April 30, 2008, the Company had outstanding letters of credit totaling $1.2 million with expiration dates through June 30, 2009.  One bank in the domestic bank group has issued 11 irrevocable standby letters of credit for retail and operating facility leases to various landlords, for the administration of the Movado Boutique private-label credit card and Canadian payroll to the Royal Bank of Canada.

As of April 30, 2008, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $2.2 million in various foreign currencies.

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

NOTE 8 – TREASURY STOCK

On December 4, 2007, the Board of Directors authorized a program to repurchase up to one million shares of the Company’s Common Stock.  Shares of Common Stock were repurchased from time to time as market conditions warranted either through open market transactions, block purchases, private transactions or other means.  The objective of the program was to reduce or eliminate earnings per share dilution caused by the shares of Common Stock issued upon the exercise of stock options and in connection with other equity based compensation plans.  As of April 14, 2008, the Company had completed the announced one million share repurchase that had been authorized, during the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009, at a total cost of approximately $19.4 million, or $19.38 per share.

On April 15, 2008, the Board of Directors announced a new authorization to repurchase up to an additional one million shares of the Company’s Common Stock.  Under this authorization, the Company has the option to repurchase shares over time, with the amount and timing of repurchases depending on market conditions and corporate needs.  The Company has entered into a Rule 10b5-1 plan to facilitate repurchases of its shares under this authorization.  A Rule 10b5-1 plan permits a company to repurchase shares at times when it might otherwise be prevented from doing so, provided the plan is adopted when the company is not aware of material non-public information.  The Company may suspend or discontinue the repurchase of stock at any time.  Under this share repurchase program, as of April 30, 2008, the Company had repurchased a total of 238,115 shares of Common Stock in the open market during the first quarter of fiscal year 2009 at a total cost of approximately $4.8 million, or $20.26 per share.

In addition to the shares repurchased pursuant to the Company’s share repurchase programs, an aggregate of 21,649 shares have been repurchased during the first quarter of fiscal year 2009 as a result of the surrender of shares in connection with the vesting of certain restricted stock awards and the exercise of certain stock options.  At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

NOTE 9 - INCOME TAXES

The Company recorded tax expense of $0.6 million for both three month periods ended April 30, 2008 and 2007.  Taxes for the three month period ended April 30, 2008 reflected a 30.4% effective tax rate including adjustments resulting in a charge of $0.2 million.  Taxes for the three months ended April 30, 2007 reflected a 20.6% effective tax rate including adjustments resulting in a net benefit of $0.2 million.

NOTE 10 – RECENTLY ISSUED ACCOUNTING STANDARDS

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”.  This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, noncontrolling interests will be classified as equity in the consolidated balance sheets.  This statement also provides guidance on a subsidiary deconsolidation as well as stating that entities need to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 160 on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”.  This statement requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 also requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and requires cross-referencing within the footnotes.  This statement also suggests disclosing the fair values of derivative instruments and their gains and losses in a tabular format.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is currently evaluating the impact of SFAS No. 161 on the Company’s consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q, including, without limitation, statements under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as statements in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, forecasts and projections about the Company, its future performance, the industry in which the Company operates and management’s assumptions. Words such as “expects”, “anticipates”, “targets”, “goals”, “projects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should” and variations of such words and similar expressions are also intended to identify such forward-looking statements. The Company cautions readers that forward-looking statements include, without limitation, those relating to the Company’s future business prospects, projected operating or financial results, revenues, working capital, liquidity, capital needs, plans for future operations, expectations regarding capital expenditures and operating expenses, effective tax rates, margins, interest costs, and income as well as assumptions relating to the foregoing.  Forward-looking statements are subject to certain risks and uncertainties, some of which cannot be predicted or quantified.  Actual results and future events could differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company’s reports filed with the SEC including, without limitation, the following: general economic and business conditions which may impact disposable income of consumers in the United States and the other significant markets where the Company’s products are sold, general uncertainty related to possible terrorist attacks and the impact on consumer spending, changes in consumer preferences and popularity of particular designs, new product development and introduction, competitive products and pricing, seasonality, availability of alternative sources of supply in the case of the loss of any significant supplier, the loss of significant customers, the  Company’s dependence on key employees and officers, the ability to successfully integrate the operations of acquired businesses without disruption to other business activities, the continuation of licensing arrangements with third parties, the ability to secure and protect trademarks, patents and other intellectual property rights, the ability to lease new stores on suitable terms in desired markets and to complete construction on a timely basis, the continued availability to the Company of financing and credit on favorable terms, business disruptions, disease, general risks associated with doing business outside the United States including, without limitation, import duties, tariffs, quotas, political and economic stability, and success of hedging strategies with respect to currency exchange rate fluctuations.

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

Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and the results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s most critical accounting policies have been discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008.  In applying such policies, management must use significant estimates that are based on its informed judgment. Because of the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

As of April 30, 2008, except as noted below, there have been no material changes to any of the critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008.

Effective February 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” for the Company’s financial assets and liabilities that are accounted for at fair value.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The Company’s adoption of SFAS No. 157 did not result in significant changes to the valuation techniques it had previously used to measure the fair value of its financial assets and liabilities.  Therefore, the primary impact to the Company upon its adoption of SFAS No. 157 was to expand its fair value measurement disclosures.

Effective February 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FAS 115”.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  The Company has not elected the option for fair value measurement for any additional financial assets or financial liabilities under SFAS No. 159.

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

Results of operations for the three months ended April 30, 2008 as compared to the three months ended April 30, 2007

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Three Months Ended April 30,
	2008	2007

Wholesale:
United States	$37,179	$43,249
International	48,072	40,488
Total Wholesale	85,251	83,737

Retail	16,102	17,626

Net Sales	$101,353	$101,363

Net sales for the three months ended April 30, 2008 were $101.4 million.  Net sales for the three months ended April 30, 2007 were $101.4 million and included $2.7 million of sales of excess discontinued inventory.  Net sales for three months ended April 30, 2008 were favorably impacted by the growth in the international segment and the effect of foreign currency.  As a result of the weak U.S. dollar and the translation from the international subsidiaries’ financial results, the effect of foreign currency increased net sales by $5.3 million.

Net sales in the wholesale segment increased by $1.5 million or 1.8% to $85.3 million.  The increase was the net result of higher sales in the licensed brand category offset by lower sales in the luxury and accessible luxury categories.  The licensed brand category was above prior year by $9.7 million or 44.3%.  All licensed brands were above prior year.  The growth was primarily driven by international market expansion.  The luxury category was below prior year by $2.4 million or 12.7%.  The decrease was primarily the result of the non-recurrence of $1.4 million of sales of excess discontinued inventory recorded in the prior year period.  The accessible luxury category was below prior year by $6.4 million or 16.6%.  The decrease was driven by lower sales recorded in the U.S. Movado and ESQ businesses primarily as a result of the challenging U.S. retail environment and the curtailment of shipments to certain wholesale customers to limit potential credit exposure.  The U.S. Movado business was also negatively affected by the prior year decision to reduce distribution and close certain wholesale customer doors.  Additionally, the prior year period included $1.3 million of sales of excess discontinued inventory.

Net sales in the U.S. wholesale segment were $37.2 million, below prior year by $6.1 million or 14.0%.  The decrease was primarily the result of lower sales in the accessible luxury category due to the challenging U.S. economy, the curtailment of shipments to customers with potential credit exposure, as well as the non-recurrence of $1.6 million of sales of excess discontinued inventory in the prior year period.

Net sales in the international wholesale segment were $48.1 million, above prior year by $7.6 million or 18.7%.  The increase was the result of growth and market expansion in the licensed brand category of $7.6 million.

Net sales in the retail segment were $16.1 million, below prior year by $1.5 million or  8.6%.   The Movado Boutiques sales were below prior year by $1.3 million or 15.7%.  Sales by the Company’s outlet stores decreased by $0.2 million or 1.9%.  The sales decreases recorded in both the Movado Boutiques and outlet businesses were primarily a result of the challenging U.S. economy.

Gross Profit.  Gross profit for the three months ended April 30, 2008 was $65.0 million or 64.2% of net sales as compared to $61.7 million or 60.8% of net sales for the three months ended April 30, 2007.  Excluding the sales of excess discontinued inventory recorded in the prior year, the gross margin percentage for the three months ended April 30, 2007 was 62.9%.  The higher gross profit dollars of $3.3 million benefited from the favorable impact of foreign exchange on the Company’s international business and the increased gross margin percentage year-over-year.  The increase in gross margin percentage is the result of higher margins across all brand categories.  The higher margins were primarily due to better margins on new model introductions and the favorable impact of price increases.

Selling, General and Administrative  (“SG&A”). SG&A expenses for the three months ended April 30, 2008 were $63.4 million as compared to $58.9 million for the three months ended April 30, 2007.  The increase of $4.5 million or 7.7% included the negative foreign exchange impact from translating the European subsidiaries’ financial results of $2.2 million and higher payroll and related costs of $2.0 million reflecting compensation and benefit cost increases primarily to support international and licensed brand growth.  Additionally, spending increased by $0.6 million to support the Company’s joint venture activities.

Wholesale Operating Income.  Operating income of $4.6 million and $4.8 million was recorded in the wholesale segment for the three months ended April 30, 2008 and 2007, respectively.  The $0.2 million decrease was the net result of higher gross profit of $3.9 million offset by an increase in SG&A expenses of $4.1 million.  The higher gross profit of $3.9 million benefited from the favorable impact of foreign exchange on the Company’s international business and the increased gross margin percentage year-over-year.  The increase in SG&A expenses of $4.1 million related principally to the negative impact of $2.2 million due to the translation impact from European subsidiaries’ financial results, higher payroll and related costs of $2.0 million and increased spending to support the Company’s joint venture activities of $0.6 million.

Retail Operating Loss.  Operating losses of $2.9 million and $2.0 million were recorded in the retail segment for the three months ended April 30, 2008 and 2007, respectively.  The $0.9 million increase in the loss was the result of lower gross profit of $0.5 million and higher SG&A expenses of $0.4 million.  The decreased gross profit was the result of lower sales volume.  The increase in SG&A expenses was primarily the result of increased selling and occupancy expenses due to remodeled stores and stores opened after the first quarter last year.

Interest Expense.  Interest expense for the three months ended April 30, 2008 and 2007 was $0.7 million and $0.9 million, respectively.  Interest expense declined due to lower borrowings offset by higher average interest rates.  Average borrowings were $58.7 million at an average borrowing rate of 4.6% for the three months ended April 30, 2008 compared to average borrowings of $80.6 million at an average rate of 4.2% for the three months ended April 30, 2007.

Interest Income.  Interest income was $1.0 million for the three months ended April 30, 2008 as compared to $1.2 million for the three months ended April 30, 2007.  The lower interest income resulted from greater average cash balances invested more than offset by a lower average interest rate earned.  The average cash balance invested for the three months ended April 30, 2008 was $123.9 million which earned an average interest rate of 2.9%, compared to an average cash balance of $86.5 million earning an average interest rate of 5.2% for the three months ended April 30, 2007.

Income Taxes.  The Company recorded tax expense of $0.6 million for both three month periods ended April 30, 2008 and 2007.  Taxes for the three month period ended April 30, 2008 reflected a 30.4% effective tax rate including adjustments resulting in a charge of $0.2 million.  Taxes for the three months ended April 30, 2007 reflected a 20.6% effective tax rate including adjustments resulting in a net benefit of $0.2 million.

Net Income.  For the three months ended April 30, 2008, the Company recorded net income of $1.2 million as compared to $2.4 million for the three months ended April 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $25.1 million for the three months ended April 30, 2008 as compared to $19.3 million for the three months ended April 30, 2007.  The cash used in operating activities for both periods was primarily the result of an inventory build of $21.6 million and $15.5 million, respectively.  This reflects the historic pattern of the Company funding its working capital needs based on the seasonal nature of the business.

Cash used in investing activities amounted to $6.4 million and $6.1 million for the three months ended April 30, 2008 and 2007, respectively.  The cash used during both periods consisted of the capital expenditures primarily related to the expansion and renovations of retail stores, the acquisition of computer hardware and software and construction of booths used at the Baselworld watch and jewelry show.  The acquisition of computer hardware and software in the current period is primarily related to the development and implementation of the new SAP enterprise resource planning system.

Cash used in financing activities amounted to $16.1 million for the three months ended April 30, 2008 compared to cash used of $7.1 million for the three months ended April 30, 2007.  Cash used in financing activities for the current period was primarily used to repurchase stock, pay down long-term debt and to pay out dividends.  In the current period, cash used in financing activities was partially offset by additional bank borrowings of $20.0 million.  Cash used in financing activities for the prior period was primarily used to pay down long-term debt and to pay out dividends.

During the three months ended April 30, 2008, the Company made a cash payment in the amount of $3.3 million (exclusive of interest) for a tax assessment pursuant to the Internal Revenue Service audit settlement agreement for fiscal years 2004 through 2006, concluded during the fourth quarter of fiscal 2008.  As a result, the Company’s gross unrecognized tax benefits of $10.1 million as of January 31, 2008 were reduced by $4.8 million, leaving a balance of $5.3 million as of April 30, 2008.

During fiscal 1999, the Company issued $25.0 million of Series A Senior Notes under a Note Purchase and Private Shelf Agreement dated November 30, 1998.  These notes bear interest of 6.90% per annum, mature on October 30, 2010 and are subject to annual repayments of $5.0 million commencing October 31, 2006.  These notes contain certain financial covenants including an interest coverage ratio and maintenance of consolidated net worth and certain non-financial covenants that restrict the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding.  At April 30, 2008, the Company believes it was in compliance with all financial and non-financial covenants and $15.0 million of these notes were issued and outstanding.

As of March 21, 2004, the Company amended its Note Purchase and Private Shelf Agreement, originally dated March 21, 2001.  This agreement, which expired on March 21, 2007, allowed for the issuance of senior promissory notes in the aggregate principal amount of up to $40.0 million with maturities up to 12 years from their original date of issuance.  On October 8, 2004, the Company issued, pursuant to the Note Purchase Agreement, 4.79% Senior Series A-2004 Notes due 2011 (the "Senior Series A-2004 Notes") in an aggregate principal amount of $20.0 million, which will mature on October 8, 2011 and are subject to annual repayments of $5.0 million commencing on October 8, 2008.  Proceeds of the Senior Series A-2004 Notes have been used by the Company for capital expenditures, repayment of certain of its debt obligations and general corporate purposes.  These notes contain certain financial covenants, including an interest coverage ratio and maintenance of consolidated net worth and certain non-financial covenants that restrict the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding.  As of April 30, 2008, the Company believes it was in compliance with all financial and non-financial covenants and $20.0 million of these notes were issued and outstanding.

On December 15, 2005, the Company as parent guarantor, and its Swiss subsidiaries, MGI Luxury Group S.A. and Movado Watch Company SA as borrowers, entered into a credit agreement with JPMorgan Chase Bank, N.A., JPMorgan Securities, Inc., Bank of America, N.A., PNC Bank and Citibank, N.A. (the "Swiss Credit Agreement") which provides for a revolving credit facility of 90.0 million Swiss francs and matures on December 15, 2010.  The obligations of the Company’s two Swiss subsidiaries under this credit agreement are guaranteed by the Company under a Parent Guarantee, dated as of December 15, 2005, in favor of the lenders.  The Swiss Credit Agreement contains financial covenants, including an interest coverage ratio, average debt coverage ratio and limitations on capital expenditures and certain non-financial covenants that restrict the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding.  Borrowings under the Swiss Credit Agreement bear interest at a rate equal to LIBOR (as defined in the Swiss Credit Agreement) plus a margin ranging from .50% per annum to .875% per annum (depending upon a leverage ratio).  As of April 30, 2008, the Company believes it was in compliance with all financial and non-financial covenants and had 17.0 million Swiss francs, with a dollar equivalent of $16.4 million, outstanding under this revolving credit facility.

On December 15, 2005, the Company and its Swiss subsidiaries, MGI Luxury Group S.A. and Movado Watch Company SA, entered into a credit agreement with JPMorgan Chase Bank, N.A., JPMorgan Securities, Inc., Bank of America, N.A., PNC Bank and Citibank, N.A. (the "US Credit Agreement") which provides for a revolving credit facility of $50.0 million (including a sublimit for borrowings in Swiss francs of up to an equivalent of $25.0 million) with a provision to allow for an increase of an additional $50.0 million subject to certain terms and conditions. The US Credit Agreement will mature on December 15, 2010.  The obligations of MGI Luxury Group S.A. and Movado Watch Company SA are guaranteed by the Company under a Parent Guarantee, dated as of December 15, 2005, in favor of the lenders. The obligations of the Company are guaranteed by certain domestic subsidiaries of the Company under subsidiary guarantees, in favor of the lenders.  The US Credit Agreement contains financial covenants, including an interest coverage ratio, average debt coverage ratio and limitations on capital expenditures and certain non-financial covenants that restrict the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding.  Borrowings under the US Credit Agreement bear interest, at the Company’s option, at a rate equal to the adjusted LIBOR (as defined in the US Credit Agreement) plus a margin ranging from .50% per annum to .875% per annum (depending upon a leverage ratio), or the Alternate Base Rate (as defined in the US Credit Agreement).  As of April 30, 2008, the Company believes it was in compliance with all financial and non-financial covenants, and had $20.0 million outstanding under this revolving credit facility.

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

The Company has the right to prepay all or part of any outstanding amounts under the promissory note without penalty at any time prior to the maturity date. The amended and restated promissory note bears interest at an annual rate equal to either (i) a floating rate equal to the prime rate or (ii) such fixed rate as may be agreed upon by the Company and Bank of America for an interest period which is also then agreed upon. The amended and restated promissory note contains various representations and warranties and events of default that are customary for instruments of that type.  As of April 30, 2008, there were no outstanding borrowings against this line.

On July 31, 2007, the Company renewed a promissory note, originally dated December 13, 2005, in the principal amount of up to $37.0 million, at a revised amount of up to $7.0 million, payable to JPMorgan Chase Bank, N.A. ("Chase").  Pursuant to the promissory note, the Company promised to pay Chase $7.0 million, or such lesser amount as may then be the unpaid balance of each loan made or letter of credit issued by Chase to the Company thereunder, upon the maturity date of July 31, 2008. The Company has the right to prepay all or part of any outstanding amounts under the promissory note without penalty at any time prior to the maturity date. The promissory note bears interest at an annual rate equal to (i) a floating rate equal to the prime rate, (ii) a fixed rate equal to an adjusted LIBOR plus 0.625% or (iii) a fixed rate equal to a rate of interest offered by Chase from time to time on any single commercial borrowing. The promissory note contains various events of default that are customary for instruments of that type. In addition, it is an event of default for any security interest or other encumbrance to be created or imposed on the Company's property, other than as permitted in the lien covenant of the US Credit Agreement.  Chase issued 11 irrevocable standby letters of credit for retail and operating facility leases to various landlords, for the administration of the Movado Boutique private-label credit card and Canadian payroll to the Royal Bank of Canada totaling $1.2 million with expiration dates through June 30, 2009.  As of April 30, 2008, there were no outstanding borrowings against this promissory note.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. Available credit under these lines totaled 8.0 million Swiss francs, with dollar equivalents of $7.7 million and $6.6 million at April 30, 2008 and 2007, respectively.  As of April 30, 2008, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $2.2 million in various foreign currencies.  As of April 30, 2008, there were no outstanding borrowings against these lines.

On December 4, 2007, the Board of Directors authorized a program to repurchase up to one million shares of the Company’s Common Stock.  Shares of Common Stock were repurchased from time to time as market conditions warranted either through open market transactions, block purchases, private transactions or other means.  The objective of the program was to reduce or eliminate earnings per share dilution caused by the shares of Common Stock issued upon the exercise of stock options and in connection with other equity based compensation plans.  As of April 14, 2008, the Company had completed the announced one million share repurchase that had been authorized, during the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009, at a total cost of approximately $19.4 million, or $19.38 per share.

On April 15, 2008, the Board of Directors announced a new authorization to repurchase up to an additional one million shares of the Company’s Common Stock.  Under this authorization, the Company has the option to repurchase shares over time, with the amount and timing of repurchases depending on market conditions and corporate needs.  The Company has entered into a Rule 10b5-1 plan to facilitate repurchases of its shares under this authorization.  A Rule 10b5-1 plan permits a company to repurchase shares at times when it might otherwise be prevented from doing so, provided the plan is adopted when the company is not aware of material non-public information.  The Company may suspend or discontinue the repurchase of stock at any time.  Under this share repurchase program, as of April 30, 2008, the Company had repurchased a total of 238,115 shares of Common Stock in the open market during the first quarter of fiscal year 2009 at a total cost of approximately $4.8 million, or $20.26 per share.

The Company paid dividends of $0.08 per share or approximately $2.0 million, for the three months ended April 30, 2008 and $0.08 per share or approximately $2.1 million for the three months ended April 30, 2007.

Cash at April 30, 2008 amounted to $127.5 million compared to $101.8 million at April 30, 2007. The increase in cash is primarily the net result of strong cash flow from operations during prior year, partially offset by cash used for capital expenditures and the share repurchase program.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”.  This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, noncontrolling interests will be classified as equity in the consolidated balance sheets.  This statement also provides guidance on a subsidiary deconsolidation as well as stating that entities need to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 160 on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”.  This statement requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 also requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and requires cross-referencing within the footnotes.  This statement also suggests disclosing the fair values of derivative instruments and their gains and losses in a tabular format.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is currently evaluating the impact of SFAS No. 161 on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency and Commodity Price Risk

A significant portion of the Company’s purchases are denominated in Swiss francs.  The Company reduces its exposure to the Swiss franc exchange rate risk through a hedging program.  Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets.  The Company uses various derivative financial instruments to further reduce the net exposures to currency fluctuations, predominately forward and option contracts.  These derivatives either (a) are used to hedge the Company’s Swiss franc liabilities and are recorded at fair value with the changes in fair value reflected in earnings or (b) are documented as cash flow hedges with the gains and losses on this latter hedging activity first reflected in other comprehensive income, and then later classified into earnings in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149.  In both cases, the earnings impact is partially offset by the effects of currency movements on the underlying hedged transactions.  If the Company did not engage in a hedging program, any change in the Swiss franc to local currency would have an equal effect on the Company’s cost of sales.  In addition, the Company hedges its Swiss franc payable exposure with forward contracts.  As of April 30, 2008, the Company’s entire net forward contracts hedging portfolio consisted of 95.0 million Swiss francs equivalent for various expiry dates ranging through November 14, 2008.  If the Company were to settle its Swiss franc forward contracts at April 30, 2008, the net result would have been a gain of $3.3 million, net of tax of $2.2 million.  As of April 30, 2008, the Company had no Swiss franc option contracts related to cash flow hedges.

The Company’s Board of Directors authorized the hedging of the Company’s Swiss franc denominated investment in its wholly-owned Swiss subsidiaries using purchase options under certain limitations. These hedges are treated as net investment hedges under SFAS No. 133.  As of April 30, 2008, the Company did not hold a purchased option hedge portfolio related to net investment hedging.

Commodity Risk

Additionally, the Company has the ability, under a hedging program to reduce its exposure to fluctuations in commodity prices, primarily related to gold used in the manufacturing of the Company’s watches. Under this hedging program, the Company can purchase various commodity derivative instruments, primarily future contracts. These derivatives are documented as SFAS No. 133 cash flow hedges, and gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases.  The Company did not hold any futures contracts in its gold hedge portfolio related to cash flow hedges as of April 30, 2008 and 2007, thus any changes in the gold price will be reflected fully in the Company’s cost of sales.

Debt and Interest Rate Risk

In addition, the Company has certain debt obligations with variable interest rates, which are based on Swiss LIBOR plus a fixed additional interest rate.  The Company does not hedge these interest rate risks.  The Company also has certain debt obligations with fixed interest rates.  The differences between the market based interest rates at April 30, 2008, and the fixed rates were unfavorable.  The Company believes that a 1% change in interest rates would affect the Company’s net income by approximately $0.4 million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting during the three months ended April 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.               Risk Factors

As of April 30, 2008, there have been no material changes to any of the risk factors previously reported in the Annual Report on Form 10-K for the fiscal year ended January 31, 2008.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

On December 4, 2007, the Board of Directors authorized a program to repurchase up to one million shares of the Company’s Common Stock.  Shares of Common Stock were repurchased from time to time as market conditions warranted either through open market transactions, block purchases, private transactions or other means.  The objective of the program was to reduce or eliminate earnings per share dilution caused by the shares of Common Stock issued upon the exercise of stock options and in connection with other equity based compensation plans.  As of April 14, 2008, the Company had completed the announced one million share repurchase that had been authorized, during the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009, at a total cost of approximately $19.4 million, or $19.38 per share.

On April 15, 2008, the Board of Directors announced a new authorization to repurchase up to an additional one million shares of the Company’s Common Stock.  Under this authorization, the Company has the option to repurchase shares over time, with the amount and timing of repurchases depending on market conditions and corporate needs.  The Company has entered into a Rule 10b5-1 plan to facilitate repurchases of its shares under this authorization.  A Rule 10b5-1 plan permits a company to repurchase shares at times when it might otherwise be prevented from doing so, provided the plan is adopted when the company is not aware of material non-public information.  The Company may suspend or discontinue the repurchase of stock at any time.  Under this share repurchase program, as of April 30, 2008, the Company had repurchased a total of 238,115 shares of Common Stock in the open market during the first quarter of fiscal year 2009 at a total cost of approximately $4.8 million, or $20.26 per share.

The following table summarizes information about the Company’s purchases for the period ended April 30, 2008 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934:

Issuer Repurchase of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2008 - February 29, 2008	148,500	$20.11	148,500	807,543
March 1, 2008 - March 31, 2008	406,750	$18.57	406,750	400,793
April 1, 2008 – April 14, 2008	422,066	$19.48	400,793	-
April 15, 2008 – April 30, 2008	238,491	$20.27	238,115	761,885
Total	1,215,807	$19.41	1,194,158	761,885

In addition to the shares repurchased pursuant to the Company’s share repurchase programs, an aggregate of 21,649 shares were repurchased during the first quarter of fiscal year 2009 which reflects the surrender of shares in connection with the vesting of certain restricted stock awards and the exercise of certain stock options.  At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

Item 6.                 Exhibits

10.1	Employment Agreement dated November 27, 2007 between the Registrant and Ms. Sallie DeMarsilis.*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Constitutes a compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOVADO GROUP, INC.
                       (Registrant)

Dated: May 29, 2008	By:	/s/ Sallie DeMarsilis
Sallie DeMarsilis
Senior Vice President,
Chief Financial Officer and
Principal Accounting Officer