Form 10-Q
period 2008-07-31
MOVADO GROUP INC
filed 2008-09-05
CIK 72573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                     For the transition period from        to

Commission File Number 1-16497

MOVADO GROUP, INC.
(Exact Name of Registrant as Specified in its Charter)

New York	13-2595932
(State or Other Jurisdiction	(IRS Employer
of Incorporation or Organization)	Identification No.)

650 From Road, Ste. 375 Paramus, New Jersey	07652-3556
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares outstanding of the registrant's common stock and class A common stock as of August 29, 2008 were 17,644,661 and 6,634,319, respectively.

MOVADO GROUP, INC.

Index to Quarterly Report on Form 10-Q
July 31, 2008

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

MOVADO GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)
	July 31, 2008	January 31, 2008	July 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$84,503	$169,551	$112,456
Trade receivables, net	96,372	94,328	100,611
Inventories, net	238,736	205,129	215,557
Other current assets	48,352	50,317	37,443
Total current assets	467,963	519,325	466,067

Property, plant and equipment, net	71,472	68,513	61,040
Deferred income taxes	20,223	20,024	27,863
Other non-current assets	38,404	38,354	37,417
Total assets	$598,062	$646,216	$592,387

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,000	$10,000	$5,000
Accounts payable	21,331	38,397	30,708
Accrued liabilities	43,543	42,770	38,037
Deferred and current income taxes payable	568	8,526	5,717
Total current liabilities	75,442	99,693	79,462

Long-term debt	49,776	50,895	62,475
Deferred and non-current income taxes payable	6,577	6,363	32,181
Other non-current liabilities	24,306	24,205	24,384
Total liabilities	156,101	181,156	198,502

Commitments and contingencies (Note 7)

Minority interests	1,977	1,865	1,467

Shareholders’ equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	-	-	-
Common Stock, $0.01 par value, 100,000,000 shares authorized; 24,364,427, 24,266,873 and 24,176,802 shares issued, respectively	244	243	242
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,634,319, 6,634,319 and 6,634,319 shares issued and outstanding, respectively	66	66	66
Capital in excess of par value	131,702	128,902	124,393
Retained earnings	330,722	325,296	283,329
Accumulated other comprehensive income	72,747	65,890	40,537
Treasury Stock, 6,745,915, 4,830,669 and 4,785,701 shares, respectively, at cost	(95,497)	(57,202)	(56,149)
Total shareholders’ equity	439,984	463,195	392,418
Total liabilities and equity	$598,062	$646,216	$592,387

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007

Net sales	$129,689	$139,467	$231,042	$240,830
Cost of sales	45,786	56,121	82,119	95,832

Gross profit	83,903	83,346	148,923	144,998
Selling, general and administrative	72,763	67,009	136,170	125,889

Operating income	11,140	16,337	12,753	19,109

Interest expense	(794)	(872)	(1,500)	(1,751)
Interest income	523	1,062	1,480	2,309

Income before income taxes and minority interests	10,869	16,527	12,733	19,667
Provision for income taxes (Note 9)	2,669	4,117	3,236	4,764
Minority interests	64	146	112	239

Net income	$8,136	$12,264	$9,385	$14,664

Basic income per share:
Net income per share	$0.33	$0.47	$0.37	$0.56
Weighted basic average shares outstanding	24,581	26,016	25,146	25,967

Diluted income per share:
Net income per share	$0.32	$0.45	$0.36	$0.54
Weighted diluted average shares outstanding	25,384	27,272	26,033	27,259

Dividends paid per share	$0.08	$0.08	$0.16	$0.16

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended July 31,
	2008	2007
Cash flows from operating activities:
Net income	$9,385	$14,664
Adjustments to reconcile net income to net cash (used in) / provided by operating activities:
Depreciation and amortization	9,097	7,911
Deferred income taxes	(3,795)	(2,505)
Provision for losses on accounts receivable	819	754
Provision for losses on inventory	749	312
Loss on disposition of property, plant and equipment	11	1,075
Stock-based compensation	2,477	2,253
Excess tax expense / (benefit) from stock-based compensation	102	(1,528)
Minority interests	112	239
Changes in assets and liabilities:
Trade receivables	(1,925)	12,151
Inventories	(30,973)	(18,100)
Other current assets	(442)	(1,290)
Accounts payable	(17,671)	(2,705)
Accrued liabilities	444	(7,001)
Current income taxes payable	(2,315)	1,237
Other non-current assets	(63)	(1,804)
Other non-current liabilities	101	1,291
Net cash (used in) / provided by operating activities	(33,887)	6,954

Cash flows from investing activities:
Capital expenditures	(11,293)	(12,612)
Trademarks	(436)	(132)
Net cash used in investing activities	(11,729)	(12,744)

Cash flows from financing activities:
Proceeds from bank borrowings	20,000	-
Repayments of bank borrowings	(22,325)	(13,979)
Stock options exercised and other changes	425	2,804
Purchase of treasury stock	(38,295)	(3,612)
Excess tax (expense) / benefit from stock-based compensation	(102)	1,528
Investment from JV interest	-	787
Dividends paid	(3,958)	(4,155)
Net cash used in financing activities	(44,255)	(16,627)

Effect of exchange rate changes on cash and cash equivalents	4,823	1,862

Net decrease in cash and cash equivalents	(85,048)	(20,555)

Cash and cash equivalents at beginning of period	169,551	133,011

Cash and cash equivalents at end of period	$84,503	$112,456

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

NOTE 2 – FAIR VALUE MEASUREMENTS

As of February 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”, for financial assets and liabilities.  FSP No. FAS 157-2 , “Effective Date of FASB Statement No. 157”, delays, for one year, the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements on at least an annual basis.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value into three broad levels as follows:

·     Level 1 - Quoted prices in active markets for identical assets or liabilities.
·	Level 2 - Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
·	Level 3 - Unobservable inputs based on the Company’s assumptions.

SFAS No. 157 requires the use of observable market data if such data is available without undue cost and effort.  The Company’s adoption of SFAS No. 157 did not result in significant changes to the accounting for its financial assets and liabilities.  Therefore, the primary impact to the Company upon its adoption of SFAS No. 157 was to expand its fair value measurement disclosures.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of July 31, 2008 (in thousands):

	Fair Value at July 31, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$530	$-	$-	$530
Hedge derivatives	-	1,985	-	1,985
SERP assets - employer	1,184	-	-	1,184
SERP assets - employee	16,637	-	-	16,637
Total	$18,351	$1,985	$-	$20,336

Liabilities:
SERP liabilities - employee	$16,637	$-	$-	$16,637
Total	$16,637	$-	$-	$16,637

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

NOTE 3 – COMPREHENSIVE INCOME

The components of comprehensive income for the three months and six months ended July 31, 2008 and 2007 are as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007

Net income	$8,136	$12,264	$9,385	$14,664
Net unrealized (loss) / gain on investments, net of tax	(22)	(118)	50	(100)
Effective portion of unrealized (loss) / gain on hedging contracts, net of tax	(850)	211	19	1,017
Foreign currency translation adjustments (1)	(3,866)	1,469	6,788	7,313
Total comprehensive income	$3,398	$13,826	$16,242	$22,894

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

Operating Segment Data for the Three Months Ended July 31, 2008 and 2007 (in thousands):

	Net Sales		Operating Income
	2008	2007	2008	2007

Wholesale	$107,026	$116,746	$10,899	$16,251
Retail	22,663	22,721	241	86
Consolidated total	$129,689	$139,467	$11,140	$16,337

Operating Segment Data for the Six Months Ended July 31, 2008 and 2007 (in thousands):

	Net Sales		Operating Income (Loss)
	2008	2007	2008	2007

Wholesale	$192,277	$200,482	$15,474	$21,031
Retail	38,765	40,348	(2,721)	(1,922)
Consolidated total	$231,042	$240,830	$12,753	$19,109

	Total Assets
	July 31, 2008	January 31, 2008	July 31, 2007

Wholesale	$539,888	$580,665	$525,916
Retail	58,174	65,551	66,471
Consolidated total	$598,062	$646,216	$592,387

Geographic Segment Data for the Three Months Ended July 31, 2008 and 2007 (in thousands):

	Net Sales		Operating (Loss) Income
	2008	2007	2008	2007

United States	$70,673	$81,228	$(3,264)	$2,003
International	59,016	58,239	14,404	14,334
Consolidated total	$129,689	$139,467	$11,140	$16,337

United States and International net sales are net of intercompany sales of $68.4 million and $68.5 million for the three months ended July 31, 2008 and 2007, respectively.

Geographic Segment Data for the Six Months Ended July 31, 2008 and 2007 (in thousands):

	Net Sales		Operating (Loss) Income
	2008	2007	2008	2007

United States	$123,954	$142,103	$(12,771)	$(6,350)
International	107,088	98,727	25,524	25,459
Consolidated total	$231,042	$240,830	$12,753	$19,109

United States and International net sales are net of intercompany sales of $141.5 million and $129.9 million for the six months ended July 31, 2008 and 2007, respectively.

	Total Assets
	July 31, 2008	January 31, 2008	July 31, 2007

United States	$292,855	$304,370	$343,322
International	305,207	341,846	249,065
Consolidated total	$598,062	$646,216	$592,387

	Long-Lived Assets
	July 31, 2008	January 31, 2008	July 31, 2007

United States	$53,024	$51,544	$45,293
International	18,448	16,969	15,747
Consolidated total	$71,472	$68,513	$61,040

NOTE 5 – INVENTORIES, NET

Inventories consist of the following (in thousands):
	July 31, 2008	January 31, 2008	July 31, 2007

Finished goods	$144,138	$117,027	$138,777
Component parts	83,192	76,222	66,345
Work-in-process	11,406	11,880	10,435
	$238,736	$205,129	$215,557

NOTE 6 – EARNINGS PER SHARE

The Company presents net income per share on a basic and diluted basis.  Basic earnings per share are computed using weighted-average shares outstanding during the period.  Diluted earnings per share are computed using the weighted-average number of shares outstanding adjusted for dilutive common stock equivalents.

The weighted-average number of shares outstanding for basic earnings per share were 24,581,000 and 26,016,000 for the three months ended July 31, 2008 and 2007, respectively.  For diluted earnings per share, these amounts were increased by 803,000 and 1,256,000 for the three months ended July 31, 2008 and 2007, respectively, due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans.

The weighted-average number of shares outstanding for basic earnings per share were 25,146,000 and 25,967,000 for the six months ended July 31, 2008 and 2007, respectively.  For diluted earnings per share, these amounts were increased by 887,000 and 1,292,000 for the six months ended July 31, 2008 and 2007, respectively, due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans.

For the three months and six months ended July 31, 2008, approximately 73,000 and 56,000 of potentially dilutive common stock equivalents, respectively, were excluded from the computation of dilutive earnings per share because their effect would have been antidilutive.  There were no antidilutive shares for the three months and six months ended July 31, 2007.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

At July 31, 2008, the Company had outstanding letters of credit totaling $1.2 million with expiration dates through August 31, 2009.  One bank in the domestic bank group has issued 11 irrevocable standby letters of credit for retail and operating facility leases to various landlords, for the administration of the Movado Boutique private-label credit card and Canadian payroll to the Royal Bank of Canada.

As of July 31, 2008, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $1.4 million in various foreign currencies.

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

NOTE 8 – TREASURY STOCK

On December 4, 2007, the Board of Directors authorized a program to repurchase up to one million shares of the Company’s Common Stock.  Shares of Common Stock were repurchased from time to time as market conditions warranted either through open market transactions, block purchases, private transactions or other means.  The objective of the program was to reduce or eliminate earnings per share dilution caused by the shares of Common Stock issued upon the exercise of stock options and in connection with other equity based compensation plans.  As of April 14, 2008, the Company had completed the one million share repurchase during the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009, at a total cost of approximately $19.4 million, or $19.38 per share.

On April 15, 2008, the Board of Directors announced a new authorization to repurchase up to an additional one million shares of the Company’s Common Stock.  Under this authorization, the Company has the option to repurchase shares over time, with the amount and timing of repurchases depending on market conditions and corporate needs.  The Company entered into a Rule 10b5-1 plan to facilitate repurchases of its shares under this authorization.  A Rule 10b5-1 plan permits a company to repurchase shares at times when it might otherwise be prevented from doing so, provided the plan is adopted when the company is not aware of material non-public information.  The Company may suspend or discontinue the repurchase of stock at any time.  Under this share repurchase program, as of July 31, 2008, the Company had repurchased a total of 937,360 shares of Common Stock in the open market during the first and second quarters of fiscal year 2009 at a total cost of approximately $19.5 million or $20.76 per share.

In addition to the shares repurchased pursuant to the Company’s share repurchase programs, an aggregate of 21,843 shares have been repurchased during the six months ended July 31, 2008 as a result of the surrender of shares in connection with the vesting of certain restricted stock awards and the exercise of certain stock options.  At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

NOTE 9 - INCOME TAXES

The Company recorded tax expense of $2.7 million and $4.1 million for the three months ended July 31, 2008 and 2007, respectively.  Taxes for the three month period ended July 31, 2008 and July 31, 2007 reflected a 24.6% and 24.9% effective tax rate, respectively.

The Company recorded tax expense of $3.2 million and $4.8 million for the six months ended July 31, 2008 and 2007, respectively.  Taxes for the six month period ended July 31, 2008 and July 31, 2007 reflected a 25.4% and 24.2% effective tax rate, respectively.

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

NOTE 11 – SUBSEQUENT EVENT

On August 7, 2008, the Company announced initiatives designed to streamline operations, reduce expenses, and improve efficiencies and effectiveness across the Company’s global organization.  Following an extensive review of its current cost structure, the Company implemented an expense reduction plan during the three months ended July 31, 2008.  As part of the plan, the Company expects to reduce its payroll expense by approximately 10%, which represents approximately 90 filled positions and 6% of the Company’s full-time workforce.  The payroll reductions are spread primarily across its corporate and shared service departments, predominantly in the Company’s North American and European operations.  The Company expects its expense reduction plan to result in annualized pre-tax cost savings of approximately $25.0 million. The Company expects to realize approximately $6.0 million of these savings in fiscal 2009. Throughout fiscal 2009, the Company expects to record a total pre-tax charge of approximately $9.0 million related to the completion of this program.  For the six months ended July 31, 2008, the Company has recorded severance related expenses of $2.2 million associated with the plan.  The remaining expenses associated with the plan are expected to be recorded in the third and fourth quarters of fiscal year 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q, including, without limitation, statements under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as statements in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, forecasts and projections about the Company, its future performance, the industry in which the Company operates and management’s assumptions. Words such as “expects”, “anticipates”, “targets”, “goals”, “projects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should” and variations of such words and similar expressions are also intended to identify such forward-looking statements. The Company cautions readers that forward-looking statements include, without limitation, those relating to the Company’s future business prospects, projected operating or financial results, revenues, working capital, liquidity, capital needs, plans for future operations, expectations regarding capital expenditures and operating expenses, effective tax rates, margins, interest costs, and income as well as assumptions relating to the foregoing.  Forward-looking statements are subject to certain risks and uncertainties, some of which cannot be predicted or quantified.  Actual results and future events could differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company’s reports filed with the SEC including, without limitation, the following: general economic and business conditions which may impact disposable income of consumers in the United States and the other significant markets where the Company’s products are sold, general uncertainty related to possible terrorist attacks and the impact on consumer spending, changes in consumer preferences and popularity of particular designs, new product development and introduction, competitive products and pricing, seasonality, availability of alternative sources of supply in the case of the loss of any significant supplier, the loss of significant customers, the  Company’s dependence on key employees and officers, the ability to successfully integrate the operations of acquired businesses without disruption to other business activities, the continuation of licensing arrangements with third parties, the ability to secure and protect trademarks, patents and other intellectual property rights, the ability to lease new stores on suitable terms in desired markets and to complete construction on a timely basis, the ability of the Company to successfully implement its expense reduction plan, the continued availability to the Company of financing and credit on favorable terms, business disruptions, disease, general risks associated with doing business outside the United States including, without limitation, import duties, tariffs, quotas, political and economic stability, and success of hedging strategies with respect to currency exchange rate fluctuations.

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

As of July 31, 2008, except as noted below, there have been no material changes to any of the critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008.

Effective February 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” for the Company’s financial assets and liabilities that are accounted for at fair value.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The Company’s adoption of SFAS No. 157 did not result in significant changes to the accounting for its financial assets and liabilities.  Therefore, the primary impact to the Company upon its adoption of SFAS No. 157 was to expand its fair value measurement disclosures.

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

Recent Developments

On August 7, 2008, the Company announced initiatives designed to streamline operations, reduce expenses, and improve efficiencies and effectiveness across the Company’s global organization.  Following an extensive review of its current cost structure, the Company implemented an expense reduction plan during the three months ended July 31, 2008.  As part of the plan, the Company expects to reduce its payroll expense by approximately 10%, which represents approximately 90 filled positions and 6% of the Company’s full-time workforce.  The payroll reductions are spread primarily across its corporate and shared service departments, predominantly in the Company’s North American and European operations.  The Company expects its expense reduction plan to result in annualized pre-tax cost savings of approximately $25.0 million. The Company expects to realize approximately $6.0 million of these savings in fiscal 2009. Throughout fiscal 2009, the Company expects to record a total pre-tax charge of approximately $9.0 million related to the completion of this program.  For the six months ended July 31, 2008, the Company has recorded severance related expenses of $2.2 million associated with the plan.  The remaining expenses associated with the plan are expected to be recorded in the third and fourth quarters of fiscal year 2009.

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

Results of operations for the three months ended July 31, 2008 as compared to the three months ended July 31, 2007

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Three Months Ended July 31,
	2008	2007

Wholesale:
United States	$48,010	$58,507
International	59,016	58,239
Total Wholesale	107,026	116,746

Retail	22,663	22,721

Net Sales	$129,689	$139,467

Net sales for the three months ended July 31, 2008 were $129.7 million.  Net sales for the three months ended July 31, 2007 were $139.5 million and included $8.3 million of sales of excess discontinued inventory.  Net sales for the three months ended July 31, 2008 were favorably impacted by the growth in the international segment and the effect of foreign currency.  As a result of the weak U.S. dollar and the translation from the international subsidiaries’ financial results, the effect of foreign currency increased net sales by $6.6 million.

Net sales in the wholesale segment decreased by $9.7 million or 8.3% to $107.0 million.  The decrease was the net result of lower sales in the luxury and accessible luxury categories, partially offset by higher sales in the licensed brand category.  The luxury category was below prior year by $8.8 million or 29.4%.  The decrease was primarily the result of sales of excess discontinued inventory of $8.1 million recorded in the prior year period.  Excluding the sales of excess discontinued inventory in the prior year, the luxury category decreased by 3.3%.  The luxury category was also negatively affected by the challenging U.S. economy.  The accessible luxury category was below prior year by $9.5 million or 18.5%.  The decrease was primarily recorded in the United States where the retail environment has been challenging.  The decrease is attributable to retailers waiting until later in the season to place their orders, as well as higher sell-in of new products in the prior year.  The licensed brand category was above prior year by $8.6 million or 28.5%.  Sales for all licensed brands were above prior year with growth in both the U.S. and international markets.

Net sales in the U.S. wholesale segment were $48.0 million, below prior year by $10.5 million or 17.9%.  The decrease was primarily the result of lower sales in the luxury and accessible luxury categories, partially offset by higher sales in the licensed brand category.  The luxury category was below prior year by $4.8 million or

62.9%.  The lower sales are primarily attributed to sales of excess discontinued inventory of $2.7 million recorded in the prior year period.  Excluding the sales of excess discontinued inventory in the prior year, the luxury category  decreased by 43.0%.  The luxury category was also negatively affected by the unfavorable impact of the challenging U.S. economy and retailers waiting until later in the season to place their orders.  The accessible luxury category sales were below prior year by $8.2 million or 20.2%.  The decrease is attributed to retailers waiting until later in the season to place their orders, as well as higher sell-in of new products in the prior year.  The licensed brand category sales were above prior year by $2.8 million or 37.0%.  Sales for all licensed brands were above prior year.

Net sales in the international wholesale segment were $59.0 million, above prior year by $0.8 million or 1.3%.  Excluding the sales of excess discontinued inventory recorded in the prior year, sales in the international wholesale segment were above prior year by $6.2 million or 11.8%.  The increase in sales was primarily the result of growth and market expansion in the licensed brand category of $5.9 million.

Net sales in the retail segment were $22.7 million, or flat to the prior year.   Net sales in the Company’s outlet stores were above prior year by $1.2 million or 8.8% while net sales in the Movado Boutiques were below prior year by $1.2 million or 12.8%.

Gross Profit.  Gross profit for the three months ended July 31, 2008 was $83.9 million or 64.7% of net sales as compared to $83.3 million or 59.8% of net sales for the three months ended July 31, 2007.  Excluding the sales of excess discontinued inventory recorded in the prior year, the gross margin percentage for the three months ended July 31, 2007 was 63.6%.  The higher gross profit dollars of $0.6 million benefited from the favorable impact of foreign exchange on the Company’s international business which contributed in part to the increase in the gross margin percentage year-over-year.  The increase in gross margin percentage is also the result of higher margins in the accessible luxury and licensed brand categories.

Selling, General and Administrative  (“SG&A”). SG&A expenses for the three months ended July 31, 2008 were $72.8 million as compared to $67.0 million for the three months ended July 31, 2007.  The increase of $5.8 million or 8.6% included $2.2 million of severance related costs associated with the Company’s previously announced initiatives to streamline operations and reduce expenses, the negative foreign exchange impact from translating the European subsidiaries’ financial results of $2.1 million and higher accounts receivable related expenses of $0.8 million resulting from favorable settlements in the prior year period.  Additionally, spending increased by $0.5 million to support the Company’s growing joint venture activities.

Wholesale Operating Income.  Operating income of $10.9 million and $16.3 million was recorded in the wholesale segment for the three months ended July 31, 2008 and 2007, respectively.  The $5.4 million decrease was the net result of higher gross profit of $0.7 million offset by an increase in SG&A expenses of $6.1 million.  The higher gross profit of $0.7 million benefited from the favorable impact of foreign exchange on the Company’s international business and the increased gross margin percentage year-over-year.  The increase in SG&A expenses of $6.1 million related principally to the $2.2 million of severance related costs associated with the Company’s initiatives to streamline operations and reduce expenses, the negative impact of $2.1 million due to the translation impact from the European subsidiaries’ financial results, higher accounts receivable related costs of $0.8 million and increased spending to support the Company’s joint venture activities of $0.5 million.

Retail Operating Income.  Operating income of $0.2 million and $0.1 million were recorded in the retail segment for the three months ended July 31, 2008 and 2007, respectively.  The $0.1 million increase was the result of lower gross profit of $0.2 million and lower SG&A expenses of $0.3 million.  The decreased gross profit was the result of lower gross profit percentages year-over-year.  The decrease in SG&A expenses was primarily the result of reduced selling and occupancy expenses related to the operation of two less stores when compared to the prior year.

Interest Expense.  Interest expense for the three months ended July 31, 2008 and 2007 was $0.8 million and $0.9 million, respectively.  Interest expense declined due to lower borrowings.  Average borrowings were $62.8 million at an average borrowing rate of 4.6% for the three months ended July 31, 2008 compared to average borrowings of $75.1 million at an average borrowing rate of 4.5% for the three months ended July 31, 2007.

Interest Income.  Interest income was $0.5 million for the three months ended July 31, 2008 as compared to $1.1 million for the three months ended July 31, 2007.  The lower interest income is attributed to less cash invested in the U.S. as the Company used the cash for the share repurchase programs, as well as lower average interest rate earned year-over-year.

Income Taxes.  The Company recorded tax expense of $2.7 million and $4.1 million for the three months ended July 31, 2008 and 2007, respectively.  Taxes for the three month period ended July 31, 2008 and July 31, 2007 reflected a 24.6% and 24.9% effective tax rate, respectively.

Net Income.  For the three months ended July 31, 2008, the Company recorded net income of $8.1 million as compared to $12.3 million for the three months ended July 31, 2007.

Results of operations for the six months ended July 31, 2008 as compared to the six months ended July 31, 2007

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Six Months Ended July 31,
	2008	2007

Wholesale:
United States	$85,189	$101,755
International	107,088	98,727
Total Wholesale	192,277	200,482

Retail	38,765	40,348

Net Sales	$231,042	$240,830

Net sales for the six months ended July 31, 2008 were $231.0 million.  Net sales for the six months ended July 31, 2007 were $240.8 million and included $11.0 million of sales of excess discontinued inventory.  Net sales for the six months ended July 31, 2008 were favorably impacted by the growth in the international segment and the effect of foreign currency.  As a result of the weak U.S. dollar and the translation from the international subsidiaries’ financial results, the effect of foreign currency increased net sales by $11.9 million.

Net sales in the wholesale segment decreased by $8.2 million or 4.1% to $192.3 million.  The decrease was the net result of lower sales in the luxury and accessible luxury brand categories, partially offset by higher sales in the licensed brand category.  The luxury category was below prior year by $11.2 million or 23.0%.  The decrease was primarily the result of the sales of excess discontinued inventory of $9.6 million recorded in the prior year period.  Excluding the sales of excess discontinued inventory in the prior year, the luxury category decreased by 4.2%.  The luxury category was also negatively affected by the challenging U.S. economy.  The accessible luxury category was below prior year by $16.0 million or 17.7%.  The decrease was primarily recorded in the United States where the retail environment has been challenging.  The decrease is attributable to retailers waiting until later in the season to place their orders, as well as higher sell-in of new products in the prior year.  The results of the U.S. accessible luxury category in the prior year period also included sales of excess discontinued inventory of $1.5 million.  The licensed brand category was above prior year by $18.3 million or 35.1%.  All licensed brands were above prior year with growth in both the U.S and international markets.

Net sales in the U.S. wholesale segment were $85.2 million, below prior year by $16.6 million or 16.3%.  The decrease was the net result of lower sales in the luxury and accessible luxury brand categories, partially offset by higher sales in the licensed brand category.  The luxury category was below prior year by $4.6 million or 40.2%.  The lower sales are primarily attributed to sales of excess discontinued inventory of $3.0 million recorded in the prior year period.  Excluding the sales of excess discontinued inventory in the prior year, the luxury category decreased by 18.4%.  The luxury category was also negatively affected by the unfavorable impact of the challenging U.S. economy and retailers waiting until later in the season to place their orders.  The accessible luxury category sales were below prior year by $16.6 million or 23.3%.  The decrease in sales was primarily due to sales of excess discontinued inventory of $1.5 million recorded in the prior year period, the unfavorable impact of the challenging U.S. economy, retailers waiting until later in the season to place their orders, as well as higher sell-in of new products in the prior year.  The licensed brand category was above prior year by $4.8 million or 36.2%.  Sales for all licensed brands were above the prior year.

Net sales in the international wholesale segment were $107.1 million, above prior year by $8.4 million or 8.5%.  Excluding the sales of excess discontinued inventory recorded in the prior year, sales in the international wholesale segment were above prior year by $14.9 million or 16.1%.  The increase in sales was primarily the result of growth and market expansion in the licensed brand category of $13.5 million.

Net sales in the retail segment were $38.8 million, below prior year sales by $1.6 million or 3.9%.   Net sales in the Company’s outlet stores were above prior year by $1.0 million or 4.4% while net sales in the Movado Boutiques were below prior year by $2.6 million or 14.2%.

Gross Profit.  Gross profit for the six months ended July 31, 2008 was $148.9 million or 64.5% of net sales as compared to $145.0 million or 60.2% of net sales for the six months ended July 31, 2007.  Excluding the sales of excess discontinued inventory recorded in the prior year, the gross margin percentage for the six months ended July 31, 2007 was 63.3%.  The higher gross profit dollars of $3.9 million benefited from the favorable impact of foreign exchange on the Company’s international business which contributed in part to the increase in the gross margin percentage year-over-year.  The increase in gross margin percentage is also the result of higher margins in the accessible luxury and licensed brand categories.

Selling, General and Administrative. SG&A expenses for the six months ended July 31, 2008 were $136.2 million as compared to $125.9 million for the six months ended July 31, 2007.  The increase of $10.3 million or 8.2% included the negative foreign exchange impact of $4.3 million from translating the European subsidiaries’ financial results, $2.2 million of severance related costs associated with the Company’s initiatives to streamline operations and reduce expenses, and higher payroll and related expenses of $1.8 million reflecting compensation and benefit cost increases primarily to support international and licensed brand growth.  Additionally, spending increased by $1.0 million to support the Company’s growing joint venture activities.

Wholesale Operating Income.  Operating income of $15.5 million and $21.0 million was recorded in the wholesale segment for the six months ended July 31, 2008 and 2007, respectively.  The $5.5 million decrease was the net result of higher gross profit of $4.7 million offset by an increase in SG&A expenses of $10.2 million.  The higher gross profit of $4.7 million benefited from the favorable impact of foreign exchange on the Company’s international business and the increased gross margin percentage year-over-year.  The increase in SG&A expenses of $10.2 million related principally to the negative impact of $4.3 million due to the translation impact from European subsidiaries’ financial results, $2.2 million of severance related costs associated with the

Company’s initiatives to streamline operations and reduce expenses, higher payroll and related costs of $1.8 million and increased spending to support the Company’s joint venture activities of $1.0 million.

Retail Operating Loss.  Operating losses of $2.7 million and $1.9 million were recorded in the retail segment for the six months ended July 31, 2008 and 2007, respectively.  The $0.8 million increase in the loss was the result of lower gross profit of $0.7 million and higher SG&A expenses of $0.1 million.  The decreased gross profit was the result of lower sales volume.  The increase in SG&A expenses was primarily the result of increased selling and occupancy expenses due to a full six months of expenses for stores opened during or after the first half of fiscal year 2008, partially offset by reduced expenses from stores that have been closed.

Interest Expense.  Interest expense for the six months ended July 31, 2008 and 2007 was $1.5 million and $1.8 million, respectively.  Interest expense declined due to lower borrowings somewhat offset by higher average interest rates.  Average borrowings were $60.7 million at an average borrowing rate of 4.6% for the six months ended July 31, 2008 compared to average borrowings of $77.8 million at an average rate of 4.4% for the six months ended July 31, 2007.

Interest Income.  Interest income was $1.5 million for the six months ended July 31, 2008 as compared to $2.3 million for the six months ended July 31, 2007.  The lower interest income is attributed to less cash invested in the United States as the Company used the cash for the share repurchase program, as well as lower average interest rate earned year-over-year.

Income Taxes.  The Company recorded tax expense of $3.2 million and $4.8 million for the six months ended July 31, 2008 and 2007, respectively.  Taxes for the six month period ended July 31, 2008 and July 31, 2007 reflected a 25.4% and 24.2% effective tax rate, respectively.

Net Income.  For the six months ended July 31, 2008, the Company recorded net income of $9.4 million as compared to $14.7 million for the three months ended July 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $33.9 million for the six months ended July 31, 2008 as compared to cash provided of $7.0 million for the six months ended July 31, 2007.  The cash used in operating activities for the six months ended July 31, 2008 was primarily the result of an inventory build of $31.0 million, as well as increases in other components of working capital.  This reflects the seasonal nature of the business with the Company building inventory for the upcoming holiday season, as well as higher inventory resulting from the lower sales volume year-over-year.  The cash provided by operating activities for the six months ended July 31, 2007 was primarily attributed to improvements in accounts receivable and sales of excess discontinued inventory.

Cash used in investing activities amounted to $11.7 million and $12.7 million for the six months ended July 31, 2008 and 2007, respectively.  The cash used during both periods consisted of the capital expenditures primarily related to the expansion and renovation of retail stores, the acquisition of computer hardware and software and construction of booths used at the Baselworld watch and jewelry show.  The acquisition of computer hardware and software in both periods is primarily related to the development and implementation of the new SAP enterprise resource planning system.

Cash used in financing activities amounted to $44.3 million for the six months ended July 31, 2008 compared to cash used of $16.6 million for the six months ended July 31, 2007.  Cash used in financing activities for the current period was primarily to repurchase stock and to pay out dividends.  Cash used in financing activities for the prior period was primarily to pay down long-term debt and to pay out dividends.

During the first quarter fiscal 2009, the Company made a cash payment in the amount of $3.3 million (exclusive of interest) for a tax assessment pursuant to the Internal Revenue Service audit settlement agreement for fiscal years 2004 through 2006, concluded during the fourth quarter of fiscal 2008.  As a result, the Company’s gross unrecognized tax benefits of $10.1 million as of January 31, 2008 were reduced by $4.8 million, leaving a balance of $5.3 million as of July 31, 2008.

During fiscal 1999, the Company issued $25.0 million of Series A Senior Notes under a Note Purchase and Private Shelf Agreement, dated November 30, 1998 (the “1998 Note Purchase Agreement”), between the Company and The Prudential Insurance Company of America (“Prudential”).  These notes bear interest of 6.90% per annum, mature on October 30, 2010 and are subject to annual repayments of $5.0 million commencing October 31, 2006.  These notes contained certain financial covenants including an interest coverage ratio and maintenance of consolidated net worth and certain non-financial covenants that restricted the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding.  On June 5, 2008, the Company amended its Series A Senior Notes under an amendment to the 1998 Note Purchase Agreement (as amended, the “First Amended 1998 Note Purchase Agreement”) with Prudential and an affiliate of Prudential.  No additional senior promissory notes are issuable by the Company pursuant to the First Amended 1998 Note Purchase Agreement. Certain provisions and covenants were modified including the interest coverage ratio, elimination of the maintenance of consolidated net worth and the addition of a debt coverage ratio.  At July 31, 2008, $15.0 million of these notes were issued and outstanding and the Company was in compliance with all financial and non-financial covenants.

As of March 21, 2004, the Company amended its Note Purchase and Private Shelf Agreement, originally dated March 21, 2001 (as amended, the “First Amended 2001 Note Purchase Agreement”), among the Company, Prudential and certain affiliates of Prudential (together, the “Purchasers”).  This agreement allowed for the issuance of senior promissory notes in the aggregate principal amount of up to $40.0 million with maturities up to 12 years from their original date of issuance.  On October 8, 2004, the Company issued, pursuant to the First Amended 2001 Note Purchase Agreement, 4.79% Senior Series A-2004 Notes due 2011 (the "Senior Series A-2004 Notes") in an aggregate principal amount of $20.0 million, which will mature on October 8, 2011 and are subject to annual repayments of $5.0 million commencing on October 8, 2008.  Proceeds of the Senior Series A-2004 Notes have been used by the Company for capital expenditures, repayment of certain of its debt obligations and general corporate purposes.  These notes contained certain financial covenants, including an interest coverage ratio and maintenance of consolidated net worth and certain non-financial covenants that restricted the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding.

On June 5, 2008, the Company amended the First Amended 2001 Note Purchase Agreement (as amended, the “Second Amended 2001 Note Purchase Agreement”), with Prudential and the Purchasers.  The Second Amended 2001 Note Purchase Agreement permits the Company to issue senior promissory notes for purchase by Prudential and the Purchasers, in an aggregate principal amount of up to $70.0 million inclusive of the Senior Series A-2004 Notes described above, until June 5, 2011, with maturities up to 12 years from their original date of issuance. The remaining aggregate principal amount of senior promissory notes issuable by the Company that may be purchased by Prudential and the Purchasers pursuant to the Second Amended 2001 Note Purchase Agreement is $50.0 million. Certain provisions and covenants were modified including the interest coverage ratio, elimination of the maintenance of consolidated net worth and addition of a debt coverage ratio. As of July 31, 2008, $20.0 million of these notes were issued and outstanding and the Company was in compliance with all financial and non-financial covenants.

On December 15, 2005, the Company as parent guarantor, and its Swiss subsidiaries, MGI Luxury Group S.A. and Movado Watch Company SA as borrowers, entered into a credit agreement with JPMorgan Chase Bank,

N.A., JPMorgan Securities, Inc., Bank of America, N.A., PNC Bank and Citibank, N.A. (the "Swiss Credit Agreement") which provides for a revolving credit facility of 90.0 million Swiss francs and matures on December 15, 2010.  The obligations of the Company’s two Swiss subsidiaries under this credit agreement are guaranteed by the Company under a Parent Guarantee, dated as of December 15, 2005, in favor of the lenders.  The Swiss Credit Agreement contains financial covenants, including an interest coverage ratio, average debt coverage ratio and limitations on capital expenditures and certain non-financial covenants that restrict the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding.  Borrowings under the Swiss Credit Agreement bear interest at a rate equal to LIBOR (as defined in the Swiss Credit Agreement) plus a margin ranging from .50% per annum to .875% per annum (depending upon a leverage ratio).  As of July 31, 2008,  5.0 million Swiss francs, with a dollar equivalent of $4.8 million, was outstanding under this revolving credit facility and the Company was in compliance with all financial and non-financial covenants.

On December 15, 2005, the Company and its Swiss subsidiaries, MGI Luxury Group S.A. and Movado Watch Company SA, entered into a credit agreement with JPMorgan Chase Bank, N.A., JPMorgan Securities, Inc., Bank of America, N.A., PNC Bank and Citibank, N.A. (the "US Credit Agreement") which provides for a revolving credit facility of $50.0 million (including a sublimit for borrowings in Swiss francs of up to an equivalent of $25.0 million) with a provision to allow for an increase of an additional $50.0 million subject to certain terms and conditions. The US Credit Agreement will mature on December 15, 2010.  The obligations of MGI Luxury Group S.A. and Movado Watch Company SA are guaranteed by the Company under a Parent Guarantee, dated as of December 15, 2005, in favor of the lenders. The obligations of the Company are guaranteed by certain domestic subsidiaries of the Company under subsidiary guarantees, in favor of the lenders.  The US Credit Agreement contains financial covenants, including an interest coverage ratio, average debt coverage ratio and limitations on capital expenditures and certain non-financial covenants that restrict the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding.  Borrowings under the US Credit Agreement bear interest, at the Company’s option, at a rate equal to the adjusted LIBOR (as defined in the US Credit Agreement) plus a margin ranging from .50% per annum to .875% per annum (depending upon a leverage ratio), or the Alternate Base Rate (as defined in the US Credit Agreement).  As of July 31, 2008, $20.0 million was outstanding under this revolving credit facility and the Company was in compliance with all financial and non-financial covenants.

On June 16, 2008, the Company renewed a line of credit letter agreement with Bank of America and an amended and restated promissory note in the principal amount of up to $20.0 million payable to Bank of America, originally dated December 12, 2005.  Pursuant to the line of credit letter agreement, Bank of America will consider requests for short-term loans and documentary letters of credit for the importation of merchandise inventory, the aggregate amount of which at any time outstanding shall not exceed $20.0 million. The Company's obligations under the agreement are guaranteed by its subsidiaries, Movado Retail Group, Inc. and Movado LLC.  Pursuant to the amended and restated promissory note, the Company promised to pay Bank of America $20.0 million, or such lesser amount as may then be the unpaid balance of all loans made by Bank of America to the Company thereunder, in immediately available funds upon the maturity date of June 16, 2009. The Company has the right to prepay all or part of any outstanding amounts under the amended and restated promissory note without penalty at any time prior to the maturity date. The amended and restated promissory note bears interest at an annual rate equal to either (i) a floating rate equal to the prime rate or (ii) such fixed rate as may be agreed upon by the Company and Bank of America for an interest period which is also then agreed upon. The amended and restated promissory note contains various representations and warranties and events of default that are customary for instruments of that type.  As of July 31, 2008, there were no outstanding borrowings against this line.

On July 31, 2008, the Company renewed a promissory note, originally dated December 13, 2005, in the principal amount of up to $37.0 million, at a revised amount of up to $7.0 million, payable to JPMorgan Chase Bank, N.A. ("Chase").  Pursuant to the promissory note, the Company promised to pay Chase $7.0 million, or such lesser amount as may then be the unpaid balance of each loan made or letter of credit issued by Chase to the Company thereunder, upon the maturity date of July 31, 2009. The Company has the right to prepay all or part of any outstanding amounts under the promissory note without penalty at any time prior to the maturity date. The promissory note bears interest at an annual rate equal to (i) a floating rate equal to the prime rate, (ii) a fixed rate equal to an adjusted LIBOR plus 0.625% or (iii) a fixed rate equal to a rate of interest offered by Chase from time to time on any single commercial borrowing. The promissory note contains various events of default that are customary for instruments of that type. In addition, it is an event of default for any security interest or other encumbrance to be created or imposed on the Company's property, other than as permitted in the lien covenant of the US Credit Agreement.  Chase issued 11 irrevocable standby letters of credit for retail and operating facility leases to various landlords, for the administration of the Movado Boutique private-label credit card and Canadian payroll to the Royal Bank of Canada totaling $1.2 million with expiration dates through August 31, 2009.  As of July 31, 2008, there were no outstanding borrowings against this promissory note.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. Available credit under these lines totaled 8.0 million Swiss francs, with dollar equivalents of $7.6 million and $6.7 million at July 31, 2008 and 2007, respectively.  As of July 31, 2008, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $1.4 million in various foreign currencies.  As of July 31, 2008, there were no outstanding borrowings against these lines.

On December 4, 2007, the Board of Directors authorized a program to repurchase up to one million shares of the Company’s Common Stock.  Shares of Common Stock were repurchased from time to time as market conditions warranted either through open market transactions, block purchases, private transactions or other means.  The objective of the program was to reduce or eliminate earnings per share dilution caused by the shares of Common Stock issued upon the exercise of stock options and in connection with other equity based compensation plans.  As of April 14, 2008, the Company had completed the one million share repurchase during the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009, at a total cost of approximately $19.4 million, or $19.38 per share.

On April 15, 2008, the Board of Directors announced a new authorization to repurchase up to an additional one million shares of the Company’s Common Stock.  Under this authorization, the Company has the option to repurchase shares over time, with the amount and timing of repurchases depending on market conditions and corporate needs.  The Company entered into a Rule 10b5-1 plan to facilitate repurchases of its shares under this authorization.  A Rule 10b5-1 plan permits a company to repurchase shares at times when it might otherwise be prevented from doing so, provided the plan is adopted when the company is not aware of material non-public information.  The Company may suspend or discontinue the repurchase of stock at any time.  Under this share repurchase program, as of July 31, 2008, the Company had repurchased a total of 937,360 shares of Common Stock in the open market during the first and second quarters of fiscal year 2009 at a total cost of approximately $19.5 million or $20.76 per share.

The Company paid dividends of $0.16 per share or approximately $4.0 million, for the six months ended July 31, 2008 and $0.16 per share or approximately $4.2 million for the six months ended July 31, 2007.

Cash at July 31, 2008 amounted to $84.5 million compared to $112.5 million at July 31, 2007. The decrease in cash is primarily the result of cash used for the share repurchase programs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency and Commodity Price Risk

A significant portion of the Company’s purchases are denominated in Swiss francs.  The Company reduces its exposure to the Swiss franc exchange rate risk through a hedging program.  Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets.  The Company uses various derivative financial instruments to further reduce the net exposures to currency fluctuations, predominately forward and option contracts.  These derivatives either (a) are used to hedge the Company’s Swiss franc liabilities and are recorded at fair value with the changes in fair value reflected in earnings or (b) are documented as cash flow hedges with the gains and losses on this latter hedging activity first reflected in other comprehensive income, and then later classified into earnings in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149.  In both cases, the earnings impact is partially offset by the effects of currency movements on the underlying hedged transactions.  If the Company did not engage in a hedging program, any change in the Swiss franc to local currency would have an equal effect on the Company’s cost of sales.  In addition, the Company hedges its Swiss franc payable exposure with forward contracts.  As of July 31, 2008, the Company’s entire net forward contracts hedging portfolio consisted of 97.0 million Swiss francs equivalent for various expiry dates ranging through January 29, 2009.  If the Company were to settle its Swiss franc forward contracts at July 31, 2008, the net result would have been a gain of $1.2 million, net of tax of $0.8 million.  As of July 31, 2008, the Company had no Swiss franc option contracts related to cash flow hedges.

The Company’s Board of Directors authorized the hedging of the Company’s Swiss franc denominated investment in its wholly-owned Swiss subsidiaries using purchase options under certain limitations. These hedges are treated as net investment hedges under SFAS No. 133.  As of July 31, 2008, the Company did not hold a purchased option hedge portfolio related to net investment hedging.

Commodity Risk

Additionally, the Company has the ability under the hedging program to reduce its exposure to fluctuations in commodity prices, primarily related to gold used in the manufacturing of the Company’s watches. Under this hedging program, the Company can purchase various commodity derivative instruments, primarily future contracts. These derivatives are documented as SFAS No. 133 cash flow hedges, and gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases.  The Company did not hold any futures contracts in its gold hedge portfolio related to cash flow hedges as of July 31, 2008, thus any changes in the gold price will be reflected fully in the Company’s cost of sales.

Debt and Interest Rate Risk

In addition, the Company has certain debt obligations with variable interest rates, which are based on Swiss LIBOR plus a fixed additional interest rate.  The Company does not hedge these interest rate risks.  The Company also has certain debt obligations with fixed interest rates.  The differences between the market based interest rates at July 31, 2008, and the fixed rates were unfavorable.  The Company believes that a 1% change in interest rates would affect the Company’s net income by approximately $0.2 million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting during the six months ended July 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.               Risk Factors

As of July 31, 2008, except as noted below, there have been no material changes to any of the risk factors previously reported in the Annual Report on Form 10-K for the fiscal year ended January 31, 2008.

If the Company is unable to successfully implement its expense reduction plan, its future operating results could suffer.

On August 7, 2008, the Company announced the implementation of an expense reduction plan designed to streamline operations, reduce expenses, and improve efficiencies and effectiveness across the Company’s global organization.  As part of the plan, the Company expects to reduce its payroll expense by approximately 10%, which represents approximately 90 filled positions and 6% of the Company’s full-time workforce.  The Company expects its expense reduction plan to result in annualized pre-tax cost savings of approximately $25.0 million. The Company expects to realize approximately $6.0 million of these savings in fiscal 2009. Throughout fiscal 2009, the Company expects to record a total pre-tax charge of approximately $9.0 million related to the completion of this program.  There is risk that the Company may not be able to fully realize its expense reductions and sustain them in subsequent periods.  In addition, the Company could incur additional unforeseen expenses that may fully or partially offset these expected expense savings.  Furthermore, there is risk that the Company’s human resources could be strained as a result of the streamlining of operations and the reduction of workforce.  The inability to successfully implement its expense reduction plan could adversely affect the Company’s future financial condition and results of operations.

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

On December 4, 2007, the Board of Directors authorized a program to repurchase up to one million shares of the Company’s Common Stock.  Shares of Common Stock were repurchased from time to time as market conditions warranted either through open market transactions, block purchases, private transactions or other means.  The objective of the program was to reduce or eliminate earnings per share dilution caused by the shares of Common Stock issued upon the exercise of stock options and in connection with other equity based compensation plans.  As of April 14, 2008, the Company had completed the one million share repurchase during the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009, at a total cost of approximately $19.4 million, or $19.38 per share.

On April 15, 2008, the Board of Directors announced a new authorization to repurchase up to an additional one million shares of the Company’s Common Stock.  Under this authorization, the Company has the option to repurchase shares over time, with the amount and timing of repurchases depending on market conditions and corporate needs.  The Company entered into a Rule 10b5-1 plan to facilitate repurchases of its shares under this authorization.  A Rule 10b5-1 plan permits a company to repurchase shares at times when it might otherwise be prevented from doing so, provided the plan is adopted when the company is not aware of material non-public information.  The Company may suspend or discontinue the repurchase of stock at any time.  Under this share repurchase program, as of July 31, 2008, the Company had repurchased a total of 937,360 shares of Common Stock in the open market during the first and second quarters of fiscal year 2009 at a total cost of approximately $19.5 million or $20.76 per share.

The following table summarizes information about the Company’s purchases for the period ended July 31, 2008 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934:

Issuer Repurchase of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2008 - February 29, 2008	148,500	$20.11	148,500	807,543
March 1, 2008 - March 31, 2008	406,750	$18.57	406,750	400,793
April 1, 2008 – April 14, 2008	422,066	$19.48	400,793	-
April 15, 2008 – April 30, 2008	238,491	$20.27	238,115	761,885
May 1, 2008 – May 31, 2008	286,733	$21.56	286,539	475,346
June 1, 2008 – June 30, 2008	396,006	$20.52	396,006	79,340
July 1, 2008 – July 31, 2008	16,700	$20.05	16,700	62,640
Total	1,915,246	$19.97	1,893,403	62,640

In addition to the shares repurchased pursuant to the Company’s share repurchase programs, an aggregate of 21,843 shares have been repurchased during the six months ended July 31, 2008 as a result of the surrender of shares in connection with the vesting of certain restricted stock awards and the exercise of certain stock options.  At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

Item 4.                 Submission of Matters to a Vote of Security Holders

On June 19, 2008, the Company held its annual meeting of shareholders at its New York office and showrooms in New York, New York.

The following matters were voted upon at the meeting:

(i)
Margaret Hayes Adame, Richard Coté, Efraim Grinberg, Gedalio Grinberg, Alan H. Howard, Richard Isserman, Nathan Leventhal, Donald Oresman and Leonard L. Silverstein were elected directors of the Company. The results of the vote were as follows:

Nominee	For	Withheld/ Against

Margaret Hayes Adame	82,740,056	327,044
Richard Coté	82,583,404	483,695
Efraim Grinberg	82,728,407	338,693
Gedalio Grinberg	82,580,713	486,387
Alan H. Howard	82,738,785	328,315
Richard Isserman	82,928,359	138,741
Nathan Leventhal	82,928,060	139,040
Donald Oresman	82,732,315	334,785
Leonard L. Silverstein	76,624,344	6,442,756

(ii)
A proposal to ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent public accountants for the fiscal year ending January 31, 2009 was approved. The results of the vote were as follows:

For	Withheld/Against	Exception/Abstain
82,808,235	200,044	58,821

Item 6.                      Exhibits

10.1	Line of Credit Letter Agreement dated as of June 16, 2008 between the Registrant and Bank of America, N.A. and Amended and Restated Promissory Note dated as of June 16, 2008 to Bank of America, N.A.

10.2	Promissory Note dated as of July 31, 2008 to JPMorgan Chase Bank, N.A.

10.3	Omnibus Amendment to Note Purchase and Private Shelf Agreements between the Registrant, Prudential Insurance Company of America and the Purchasers as defined therein, entered into as of June 5, 2008.

10.4	Amendment Number 1 to the April 8, 2004 Amendment and Restatement of the Movado Group, Inc. 1996 Stock Incentive Plan.*

10.5	Movado Group, Inc. Amended and Restated Deferred Compensation Plan for Executives, effective January 1, 2008.*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Constitutes a compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                MOVADO GROUP, INC.
                                           (Registrant)

Dated: September 5, 2008	By:	/s/ Sallie DeMarsilis
Sallie DeMarsilis
Senior Vice President,
Chief Financial Officer and
Principal Accounting Officer