Form 10-Q
period 2008-10-31
MOVADO GROUP INC
filed 2008-12-04
CIK 72573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2008

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

The number of shares outstanding of the registrant's common stock and class A common stock as of November 28, 2008 were 17,765,948 and 6,634,319, respectively.

MOVADO GROUP, INC.

Index to Quarterly Report on Form 10-Q
October 31, 2008

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

MOVADO GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)
	October 31, 2008	January 31, 2008	October 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$85,077	$169,551	$111,060
Trade receivables, net	118,464	94,328	150,996
Inventories, net	236,734	205,129	210,510
Other current assets	42,245	50,317	37,056
Total current assets	482,520	519,325	509,622

Property, plant and equipment, net	71,359	68,513	63,729
Deferred income taxes	17,753	20,024	31,000
Other non-current assets	34,761	38,354	38,605
Total assets	$606,393	$646,216	$642,956

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,000	$10,000	$10,000
Accounts payable	33,146	38,397	26,892
Accrued liabilities	50,010	42,770	54,311
Deferred and current income taxes payable	392	8,526	11,355
Total current liabilities	93,548	99,693	102,558

Long-term debt	59,324	50,895	50,907
Deferred and non-current income taxes payable	6,706	6,363	32,980
Other non-current liabilities	21,279	24,205	25,481
Total liabilities	180,857	181,156	211,926

Commitments and contingencies (Note 7)

Minority interests	1,727	1,865	1,645

Shareholders’ equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	-	-	-
Common Stock, $0.01 par value, 100,000,000 shares authorized; 24,588,116, 24,266,873 and 24,238,514 shares issued, respectively	246	243	242
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,634,319, 6,634,319 and 6,634,319 shares issued and outstanding, respectively	66	66	66
Capital in excess of par value	131,972	128,902	126,681
Retained earnings	344,501	325,296	307,770
Accumulated other comprehensive income	44,353	65,890	50,798
Treasury Stock, 6,824,799, 4,830,669 and 4,786,712 shares, respectively, at cost	(97,329)	(57,202)	(56,172)
Total shareholders’ equity	423,809	463,195	429,385
Total liabilities and equity	$606,393	$646,216	$642,956

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007

Net sales	$135,846	$180,153	$366,888	$420,983
Cost of sales	49,644	70,266	131,763	166,098

Gross profit	86,202	109,887	235,125	254,885
Selling, general and administrative	71,582	81,398	207,752	207,287

Operating income	14,620	28,489	27,373	47,598

Interest expense	(691)	(920)	(2,191)	(2,671)
Interest income	413	1,064	1,893	3,373

Income before income taxes and minority interests	14,342	28,633	27,075	48,300
(Benefit) / provision for income taxes (Note 9)	(1,434)	1,927	1,802	6,691
Minority interests	47	178	159	417

Net income	$15,729	$26,528	$25,114	$41,192

Basic income per share:
Net income per share	$0.64	$1.02	$1.01	$1.58
Weighted basic average shares outstanding	24,391	26,118	24,892	26,018

Diluted income per share:
Net income per share	$0.62	$0.97	$0.97	$1.51
Weighted diluted average shares outstanding	25,225	27,236	25,792	27,299

Dividends paid per share	$0.08	$0.08	$0.24	$0.24

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended October 31,
	2008	2007
Cash flows from operating activities:
Net income	$25,114	$41,192
Adjustments to reconcile net income to net cash (used in) / provided by operating activities:
Depreciation and amortization	13,615	13,031
Deferred income taxes	(5,953)	(7,443)
Provision for losses on accounts receivable	1,855	1,134
Provision for losses on inventory	1,818	459
Loss on disposition of property, plant and equipment	37	1,075
Stock-based compensation	(475)	3,461
Excess tax benefit from stock-based compensation	(361)	(1,764)
Minority interests	159	417
Changes in assets and liabilities:
Trade receivables	(29,752)	(35,970)
Inventories	(43,391)	(8,577)
Other current assets	5,721	3,817
Accounts payable	(4,393)	(6,955)
Accrued liabilities	4,751	8,379
Current income taxes payable	(2,049)	7,948
Other non-current assets	3,072	(2,838)
Other non-current liabilities	(2,920)	2,382
Net cash (used in) / provided by operating activities	(33,152)	19,748

Cash flows from investing activities:
Capital expenditures	(16,990)	(18,467)
Trademarks	(629)	(320)
Net cash used in investing activities	(17,619)	(18,787)

Cash flows from financing activities:
Proceeds from bank borrowings	40,000	-
Repayments of bank borrowings	(31,753)	(21,617)
Stock options exercised and other changes	934	14
Purchase of treasury stock	(37,872)	-
Excess tax benefit from stock-based compensation	361	1,764
Investment from JV interest	-	787
Distribution of minority interest earnings	(298)	-
Dividends paid	(5,909)	(6,242)
Net cash used in financing activities	(34,537)	(25,294)

Effect of exchange rate changes on cash and cash equivalents	834	2,382

Net decrease in cash and cash equivalents	(84,474)	(21,951)

Cash and cash equivalents at beginning of period	169,551	133,011

Cash and cash equivalents at end of period	$85,077	$111,060

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

NOTE 2 – FAIR VALUE MEASUREMENTS

As of February 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”, for financial assets and liabilities.  FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”, delays, for one year, the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements on at least an annual basis.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value into three broad levels as follows:

·       Level 1 - Quoted prices in active markets for identical assets or liabilities.
·	Level 2 - Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
·	Level 3 - Unobservable inputs based on the Company’s assumptions.

SFAS No. 157 requires the use of observable market data if such data is available without undue cost and effort.  The Company’s adoption of SFAS No. 157 did not result in any changes to the accounting for its financial assets and liabilities.  Therefore, the primary impact to the Company upon its adoption of SFAS No. 157 was to expand its fair value measurement disclosures.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of October 31, 2008 (in thousands):

	Fair Value at October 31, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$388	$-	$-	$388
SERP assets - employer	1,044	-	-	1,044
SERP assets - employee	13,662	-	-	13,662
Total	$15,094	$-	$-	$15,094

Liabilities:
Hedge derivatives	$-	$4,364	$-	$4,364
SERP liabilities - employee	13,662	-	-	13,662
Total	$13,662	$4,364	$-	$18,026

The fair values of the Company’s available-for-sale securities are based on quoted prices.  The hedge derivatives are entered into by the Company principally to reduce its exposure to the Swiss franc exchange rate risk.  Fair values of the Company’s hedge derivatives are calculated based on quoted foreign exchange rates, quoted interest rates and market volatility factors.  The assets related to the Company’s defined contribution supplemental executive retirement plan (“SERP”) consist of both employer (employee unvested) and employee assets which are invested in investment funds with fair values calculated based on quoted market prices.  The SERP liability represents the Company’s liability to the employees in the plan for their vested balances.

NOTE 3 – COMPREHENSIVE (LOSS) / INCOME

The components of comprehensive (loss) / income for the three months and nine months ended October 31, 2008 and 2007 are as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007

Net income	$15,729	$26,528	$25,114	$41,192
Net unrealized (loss) / gain on investments, net of tax	(142)	36	(92)	(65)
Effective portion of unrealized (loss) / gain on hedging contracts, net of tax	(1,796)	1,144	(1,777)	2,161
Foreign currency translation adjustments (1)	(26,456)	9,081	(19,668)	16,395
Total comprehensive (loss) / income	$(12,665)	$36,789	$3,577	$59,683

(1) The foreign currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in international subsidiaries.

NOTE 4 – SEGMENT INFORMATION

The Company follows SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement requires disclosure of segment data based on how management makes decisions about allocating resources to segments and measuring their performance.

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

Operating Segment Data for the Three Months Ended October 31, 2008 and 2007 (in thousands):

	Net Sales		Operating Income (Loss) (1)
	2008	2007	2008	2007

Wholesale	$117,496	$158,958	$16,161	$29,471
Retail	18,350	21,195	(1,541)	(982)
Consolidated total	$135,846	$180,153	$14,620	$28,489

Operating Segment Data for the Nine Months Ended October 31, 2008 and 2007 (in thousands):

	Net Sales		Operating Income (Loss) (1)
	2008	2007	2008	2007

Wholesale	$309,773	$359,441	$31,637	$50,845
Retail	57,115	61,542	(4,264)	(3,247)
Consolidated total	$366,888	$420,983	$27,373	$47,598

	Total Assets
	October 31, 2008	January 31, 2008	October 31, 2007

Wholesale	$547,937	$580,665	$575,957
Retail	58,456	65,551	66,999
Consolidated total	$606,393	$646,216	$642,956

(1) Fiscal 2009 Wholesale Operating Income includes severance related costs of $3.4 million and $5.6 million for the three and nine months ended October 31, 2008, respectively.

Geographic Segment Data for the Three Months Ended October 31, 2008 and 2007 (in thousands):

	Net Sales		Operating Income (2)
	2008	2007	2008	2007

United States	$79,021	$115,578	$3,595	$9,462
International	56,825	64,575	11,025	19,027
Consolidated total	$135,846	$180,153	$14,620	$28,489

United States and International net sales are net of intercompany sales of $68.3 million and $89.3 million for the three months ended October 31, 2008 and 2007, respectively.

Geographic Segment Data for the Nine Months Ended October 31, 2008 and 2007 (in thousands):

	Net Sales		Operating (Loss) Income (2)
	2008	2007	2008	2007

United States	$202,975	$257,682	$(9,180)	$2,768
International	163,913	163,301	36,553	44,830
Consolidated total	$366,888	$420,983	$27,373	$47,598

United States and International net sales are net of intercompany sales of $209.9 million and $219.2 million for the nine months ended October 31, 2008 and 2007, respectively.

(2) Fiscal 2009 United States Operating Loss includes severance related costs of $2.4 million and $3.6 million for the three and nine months ended October 31, 2008, respectively.  Fiscal 2009 International Operating Income includes severance related costs of $1.0 million and $2.0 million for the three and nine months ended October 31, 2008, respectively.

	Total Assets
	October 31, 2008	January 31, 2008	October 31, 2007

United States	$307,055	$341,846	$371,220
International	299,338	304,370	271,736
Consolidated total	$606,393	$646,216	$642,956

	Long-Lived Assets
	October 31, 2008	January 31, 2008	October 31, 2007

United States	$54,803	$51,544	$47,730
International	16,556	16,969	15,999
Consolidated total	$71,359	$68,513	$63,729

NOTE 5 – INVENTORIES, NET

Inventories consist of the following (in thousands):
	October 31, 2008	January 31, 2008	October 31, 2007

Finished goods	$147,424	$117,027	$132,551
Component parts	79,322	76,222	67,947
Work-in-process	9,988	11,880	10,012
	$236,734	$205,129	$210,510

NOTE 6 – EARNINGS PER SHARE

The Company presents net income per share on a basic and diluted basis.  Basic earnings per share are computed using weighted-average shares outstanding during the period.  Diluted earnings per share are computed using the weighted-average number of shares outstanding adjusted for dilutive common stock equivalents.

The weighted-average number of shares outstanding for basic earnings per share were 24,391,000 and 26,118,000 for the three months ended October 31, 2008 and 2007, respectively.  For diluted earnings per share, these amounts were increased by 834,000 and 1,118,000 for the three months ended October 31, 2008 and 2007, respectively, due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans.

The weighted-average number of shares outstanding for basic earnings per share were 24,892,000 and 26,018,000 for the nine months ended October 31, 2008 and 2007, respectively.  For diluted earnings per share, these amounts were increased by 900,000 and 1,281,000 for the nine months ended October 31, 2008 and 2007, respectively, due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans.

For the three months and nine months ended October 31, 2008, approximately 64,000 and 50,000 of potentially dilutive common stock equivalents, respectively, were excluded from the computation of dilutive earnings per share because their effect would have been antidilutive.  There were no antidilutive shares for the three months and nine months ended October 31, 2007.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

At October 31, 2008, the Company had outstanding letters of credit totaling $1.2 million with expiration dates through January 31, 2017.  One bank in the domestic bank group has issued 11 irrevocable standby letters of credit for retail and operating facility leases to various landlords, for the administration of the Movado Boutique private-label credit card and Canadian payroll to the Royal Bank of Canada.

As of October 31, 2008, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $1.3 million in various foreign currencies.

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

NOTE 8 – TREASURY STOCK

On December 4, 2007, the Board of Directors authorized a program to repurchase up to one million shares of the Company’s Common Stock.  Shares of Common Stock were repurchased from time to time as market conditions warranted either through open market transactions, block purchases, private transactions or other means.  The objective of the program was to reduce or eliminate earnings per share dilution caused by the shares of Common Stock issued upon the exercise of stock options and in connection with other equity based compensation plans.  As of April 14, 2008, the Company had completed the one million share repurchase during the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009, at a total cost of approximately $19.4 million, or $19.41 per share.

On April 15, 2008, the Board of Directors announced a new authorization to repurchase up to an additional one million shares of the Company’s Common Stock.  Under this authorization, the Company has the option to repurchase shares over time, with the amount and timing of repurchases depending on market conditions and corporate needs.  The Company entered into a Rule 10b5-1 plan to facilitate repurchases of its shares under this authorization.  A Rule 10b5-1 plan permits a company to repurchase shares at times when it might otherwise be prevented from doing so, provided the plan is adopted when the company is not aware of material non-public information.  The Company may suspend or discontinue the repurchase of stock at any time.  Under this share repurchase program, as of October 31, 2008, the Company had repurchased a total of 937,360 shares of Common Stock in the open market during the first and second quarters of fiscal year 2009 at a total cost of approximately $19.5 million or $20.79 per share.

In addition to the shares repurchased pursuant to the Company’s share repurchase programs, an aggregate of 100,727 shares have been repurchased during the nine months ended October 31, 2008 as a result of the surrender of shares in connection with the vesting of certain restricted stock awards and the exercise of certain stock options.  At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

NOTE 9 - INCOME TAXES

The Company recorded a tax benefit of $1.4 million and a tax expense of $1.9 million for the three months ended October 31, 2008 and 2007, respectively.  Taxes for the three month period ended October 31, 2008 and October 31, 2007 reflected a -10.0% and 6.7% effective tax rate, respectively.

The Company recorded tax expense of $1.8 million and $6.7 million for the nine months ended October 31, 2008 and 2007, respectively.  Taxes for the nine month period ended October 31, 2008 and October 31, 2007 reflected a 6.7% and 13.9% effective tax rate, respectively.

All periods reflect the expected utilization of a Swiss net operating loss carryforward acquired with the Ebel brand in fiscal year 2005 resulting in a net benefit of approximately $3.1 million for the three and nine months ended October 31, 2008 and a benefit of approximately $4.5 million for the three and nine months ended October 31, 2007.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”.  This statement requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 also requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and requires cross-referencing within the footnotes.  This statement also indicates disclosing the fair values of derivative instruments and their gains and losses in a tabular format.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is currently evaluating the impact of SFAS No. 161 on the Company’s consolidated financial statements.

NOTE 11 -  STREAMLINING INITIATIVES

On August 7, 2008, the Company announced initiatives designed to streamline operations, reduce expenses, and improve efficiencies and effectiveness across the Company’s global organization.  Following an extensive review of its current cost structure, the Company implemented an expense reduction initiative during the three months ended July 31, 2008.  Throughout fiscal 2009, the Company expects to record a total pre-tax charge associated with payroll reductions of approximately $9.0 million related to the completion of this program.  For the three and nine months ended October 31, 2008, the Company has recorded severance related expenses of $3.4 million and $5.6 million, respectively.  These expenses were recorded in SG&A expenses in the Consolidated Statements of Income.  The remaining expenses associated with the initiative are expected to be recorded in the fourth quarter of fiscal year 2009.

A summary rollforward of severance related accruals is as follows (in thousands):

Severance Related
Balance at April 30, 2008	$-
Provision charged	2,192
Balance at July 31, 2008	2,192
Provision charged	3,393
Severance paid	(2,759)
Balance at October 31, 2008	$2,826

 Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q, including, without limitation, statements under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as statements in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, forecasts and projections about the Company, its future performance, the industry in which the Company operates and management’s assumptions. Words such as “expects”, “anticipates”, “targets”, “goals”, “projects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should” and variations of such words and similar expressions are also intended to identify such forward-looking statements. The Company cautions readers that forward-looking statements include, without limitation, those relating to the Company’s future business prospects, projected operating or financial results, revenues, working capital, liquidity, capital needs, plans for future operations, expectations regarding capital expenditures and operating expenses, effective tax rates, margins, interest costs, and income as well as assumptions relating to the foregoing.  Forward-looking statements are subject to certain risks and uncertainties, some of which cannot be predicted or quantified.  Actual results and future events could differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company’s reports filed with the SEC including, without limitation, the following: general economic and business conditions which may impact disposable income of consumers in the United States and the other significant markets where the Company’s products are sold, uncertainty regarding such economic and business conditions, general uncertainty related to possible terrorist attacks and the impact on consumer spending, changes in consumer preferences and popularity of particular designs, new product development and introduction, competitive products and pricing, seasonality, availability of alternative sources of supply in the case of the loss of any significant supplier, the loss of significant customers, the  Company’s dependence on key employees and officers, the ability to successfully integrate the operations of acquired businesses without disruption to other business activities, the continuation of licensing arrangements with third parties, the ability to secure and protect trademarks, patents and other intellectual property rights, the ability to lease new stores on suitable terms in desired markets and to complete construction on a timely basis, the ability of the Company to successfully implement its expense reduction plan, the continued availability to the Company of financing and credit on favorable terms, business disruptions, disease, general risks associated with doing business outside the United States including, without limitation, import duties, tariffs, quotas, political and economic stability, and success of hedging strategies with respect to currency exchange rate fluctuations.

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

As of October 31, 2008, except as noted below, there have been no material changes to any of the critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008.

Effective February 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” for the Company’s financial assets and liabilities that are accounted for at fair value.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The Company’s adoption of SFAS No. 157 did not result in any changes to the accounting for its financial assets and liabilities.  Therefore, the primary impact to the Company upon its adoption of SFAS No. 157 was to expand its fair value measurement disclosures.

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

Recent Developments

On August 7, 2008, the Company announced initiatives designed to streamline operations, reduce expenses, and improve efficiencies and effectiveness across the Company’s global organization.  Following an extensive review of its current cost structure, the Company implemented an expense reduction initiative during the three months ended July 31, 2008.  Throughout fiscal 2009, the Company expects to record a total pre-tax charge associated with payroll reductions of approximately $9.0 million related to the completion of this program.  For the three and nine months ended October 31, 2008, the Company has recorded severance related expenses of $3.4 million and $5.6 million, respectively.  These expenses were recorded in SG&A expenses in the Consolidated Statements of Income.  The remaining expenses associated with the initiative are expected to be recorded in the fourth quarter of fiscal year 2009.

Economic conditions both in the United States and around the world have deteriorated since the beginning of the year and over the course of the last quarter ended October 31, 2008.  As the events that have caused this deterioration continue to unfold, the Company does not have significant, meaningful visibility into the further effects they could have on the U.S. and the global economy, although they likely will continue to have a negative impact on the Company’s sales and profits for the 2008 holiday season and into 2009. Nevertheless, the Company intends to continue to take actions to appropriately manage its business while strategically positioning itself for long-term success, including:

•	capitalizing on the strength of the Company’s brands to gain market share across all price categories;
•	furthering the expense reduction initiatives begun in the second quarter of fiscal 2009;

•	working with retail customers to help them better manage their inventory, improve their productivity and reduce credit risk; and
•	continuing to tightly manage cash and inventory levels.

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

Results of operations for the three months ended October 31, 2008 as compared to the three months ended October 31, 2007

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Three Months Ended October 31,
	2008	2007

Wholesale:
United States	$60,671	$94,383
International	56,825	64,575
Total Wholesale	117,496	158,958

Retail	18,350	21,195

Net Sales	$135,846	$180,153

Net sales for the three months ended October 31, 2008 were $135.8 million.  Net sales for the three months ended October 31, 2007 were $180.2 million and included $11.3 million of sales of excess discontinued inventory.

Net sales in the wholesale segment decreased by $41.5 million or 26.1% to $117.5 million.  The decrease was the net result of lower sales in the luxury and accessible luxury categories, partially offset by higher sales in the licensed brand category.  The luxury category was below prior year by $15.5 million or 54.1%.  This decrease includes the result of sales of excess discontinued inventory of $10.0 million recorded in the prior year period.  Excluding the sales of excess discontinued inventory in the prior year, the luxury category decreased by 29.4%. The luxury category was negatively affected by the deteriorating global economy.  The accessible luxury category was below prior year by $28.7 million or 35.3%.  The decrease was primarily recorded in the United States where retailers experienced substantial sales declines and focused on managing their inventory more closely.  The licensed brand category was above prior year by $3.6 million or 8.4%.  The increase in licensed brand sales was driven by growth and expansion in international markets.

Net sales in the U.S. wholesale segment were $60.7 million, below prior year by $33.7 million or 35.7%.  The decrease was primarily the result of lower sales in the luxury and accessible luxury categories as both categories were negatively affected by the unfavorable impact of the deteriorating U.S. economy.  The luxury category was below prior year by $7.6 million.  The lower sales are primarily attributed to sales of excess discontinued inventory of $5.3 million recorded in the prior year period.  Excluding the sales of excess discontinued inventory in the prior year, the luxury category decreased by $2.3 million or 60.4%.  The accessible luxury category sales were below prior year by $25.8 million or 37.9%.  The licensed brand category sales were relatively flat to the prior year.

Net sales in the international wholesale segment were $56.8 million, below prior year by $7.8 million or 12.0%.  The decrease was primarily the result of lower sales in the luxury and accessible luxury categories, partially offset by an increase in the licensed brand category.  The luxury and accessible luxury categories were negatively affected by the unfavorable impact of the deteriorating global economy.  The luxury category was below prior year by $7.9 million or 40.4%.  In addition to the economic conditions, the lower sales can also be attributed to sales of excess discontinued inventory of $4.7 million recorded in the prior year period.  Excluding the sales of excess discontinued inventory in the prior year, the luxury category decreased by 21.6%.  The accessible luxury category sales were below prior year by $2.9 million or 22.1%.  The licensed brand category was above prior year by $3.3 million or 11.2%.  The increase in licensed brand category sales was primarily the result of international market expansion.

Net sales in the retail segment were $18.4 million, below prior year by $2.8 million or 13.4%.  The decrease in sales is primarily attributable to the deteriorating U.S. economy which resulted in a 7.9% decline in comparable store sales.  The Company considers comparable store sales to be sales of stores that were open as of February 1st of the last year through October 31st of the current year.  As of October 31, 2008, the Company operated 29 Movado Boutiques and 32 outlet stores.

Gross Profit.  Gross profit for the three months ended October 31, 2008 was $86.2 million or 63.5% of net sales as compared to $109.9 million or 61.0% of net sales for the three months ended October 31, 2007.  Excluding the sales of excess discontinued inventory recorded in the prior year, the gross margin percentage for the three months ended October 31, 2007 was 64.7%.  The decrease in gross profit of $23.7 million was primarily attributable to the decrease in sales volume year-over-year.  The decrease in gross margin percentage is the result of lower margins in the luxury and accessible luxury brand categories.  The gross profit percentage was also negatively affected by sales mix as the relatively higher margin accessible luxury category represented a smaller piece of total sales when compared to the prior year.

Selling, General and Administrative  (“SG&A”).  SG&A expenses for the three months ended October 31, 2008 were $71.6 million as compared to $81.4 million for the three months ended October 31, 2007, representing a decrease of $9.8 million or 12.1%.  The decrease was driven by a benefit of $5.1 million recorded for performance based compensation in the current period as compared to an expense of $7.1 million recorded in the prior year period.  The benefit for performance based compensation recorded in the current period included the reversal of previously recorded expenses. The decrease in SG&A expenses can also be attributed to a reduction of discretionary spending on consulting and other outside services of $2.3 million and lower payroll and related expenses of $1.9 million primarily the result of headcount reductions related to the Company’s previously announced initiatives to streamline operations and reduce expenses.  The expense savings were partially offset by increases in marketing expense of $3.4 million and severance related costs of $3.4 million associated with the Company’s initiatives to streamline operations and reduce expenses.
Wholesale Operating Income.  Operating income of $16.2 million and $29.5 million was recorded in the wholesale segment for the three months ended October 31, 2008 and 2007, respectively.  The $13.3 million decrease was the net result of a decrease in gross profit of $22.4 million partially offset by a decrease in SG&A expenses of $9.1 million.  The decrease in gross profit of $22.4 million was primarily attributed to the decrease in sales year-over-year resulting from the deteriorating global economy.  The decrease in SG&A expenses of $9.1 million was driven by a benefit of $5.1 million recorded for performance based compensation in the current period as compared to an expense of $7.1 million recorded in the prior year period.  The decrease in SG&A expenses can also be attributed to a reduction in consulting and outside services of $2.3 million and lower payroll and related expenses of $1.9 million, partially offset by increased marketing expense of $3.8 million and severance related expenses of $3.4 million.

Retail Operating Loss.  Operating losses of $1.5 million and $1.0 million were recorded in the retail segment for the three months ended October 31, 2008 and 2007, respectively.  The $0.5 million increase in the loss was the net result of a decrease in gross profit of $1.2 million , partially offset by a decrease in SG&A expenses of $0.7 million.  The decrease in gross profit was the result of a decrease in sales volume year-over-year.  The decrease in SG&A expenses was primarily the result of reduced expenses related to the operation of one less store when compared to the prior year.

Interest Expense.  Interest expense for the three months ended October 31, 2008 and 2007 was $0.7 million and $0.9 million, respectively.  Interest expense declined due to lower average borrowings and a lower average borrowing rate.  Average borrowings were $58.5 million at an average borrowing rate of 4.3% for the three months ended October 31, 2008 compared to average borrowings of $67.6 million at an average borrowing rate of 4.8% for the three months ended October 31, 2007.

Interest Income.  Interest income was $0.4 million for the three months ended October 31, 2008 as compared to $1.1 million for the three months ended October 31, 2007.  The lower interest income is attributed to less cash invested in the U.S. as the Company used the cash for the share repurchase programs, as well as a lower average interest rate earned year-over-year.

Income Taxes.  The Company recorded a tax benefit of $1.4 million and a tax expense of $1.9 million for the three months ended October 31, 2008 and 2007, respectively.  Taxes for the three month period ended October 31, 2008 and October 31, 2007 reflected a -10.0% and 6.7% effective tax rate, respectively.

All periods reflect the expected utilization of a Swiss net operating loss carryforward acquired with the Ebel brand in fiscal year 2005 resulting in a net benefit of approximately $3.1 million for the three months ended October 31, 2008 and a benefit of approximately $4.5 million for the three months ended October 31, 2007.

Net Income.  For the three months ended October 31, 2008, the Company recorded net income of $15.7 million as compared to $26.5 million for the three months ended October 31, 2007.

Results of operations for the nine months ended October 31, 2008 as compared to the nine months ended October 31, 2007

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Nine Months Ended October 31,
	2008	2007

Wholesale:
United States	$145,860	$196,140
International	163,913	163,301
Total Wholesale	309,773	359,441

Retail	57,115	61,542

Net Sales	$366,888	$420,983

Net sales for the nine months ended October 31, 2008 were $366.9 million.  Net sales for the nine months ended October 31, 2007 were $421.0 million and included $22.3 million of sales of excess discontinued inventory.  Net sales for the nine months ended October 31, 2008 were favorably impacted by the effect of foreign currency.  As a result of the weak U.S. dollar through the first half of fiscal year 2009 and the translation from the international subsidiaries’ financial results, the effect of foreign currency increased net sales by $12.0 million when compared to the prior period.

Net sales in the wholesale segment decreased by $49.7 million or 13.8% to $309.8 million.  The decrease was the net result of lower sales in the luxury and accessible luxury brand categories, partially offset by higher sales in the licensed brand category.  Both the luxury and accessible luxury categories were negatively affected by the unfavorable impact of the deteriorating global economy.  The luxury category was below prior year by $26.7 million or 34.5%.  In addition to the economic conditions, the lower sales can also be attributed to sales of excess discontinued inventory of $19.6 million recorded in the prior year period.  Excluding the sales of excess discontinued inventory in the prior year, the luxury category decreased by 12.4%.  The accessible luxury category was below prior year by $44.7 million or 26.1%.  The decrease was primarily recorded in the United States where retailers experienced substantial sales declines and focused on managing their inventory more closely.  The results of the accessible luxury category in the prior year period also included sales of excess discontinued inventory of $2.7 million.  The licensed brand category was above prior year by $21.8 million or 22.9%.  The increase in licensed brand sales was driven by growth in both the U.S. and international markets.

Net sales in the U.S. wholesale segment were $145.9 million, below prior year by $50.3 million or 25.6%.  The decrease was the net result of lower sales in the luxury and accessible luxury brand categories, partially offset by higher sales in the licensed brand category.  Both the luxury and accessible luxury categories were negatively affected by the unfavorable impact of the deteriorating U.S. economy.  The luxury category was below prior year by $12.1 million.  In addition to the economic conditions, the lower sales can also be attributed to sales of excess discontinued inventory of $8.4 million recorded in the prior year period. Excluding the sales of excess discontinued inventory in the prior year, the luxury category decreased by 31.4%.  The accessible luxury category sales were below prior year by $42.3 million or 30.4%.  The licensed brand category was above prior year by $5.1 million or 18.9%.  The increase in licensed brand sales was primarily driven by growth in the newer licensed brands.

Net sales in the international wholesale segment were $163.9 million, above prior year by $0.6 million or 0.4%.  The increase was primarily the result of an increase in the licensed brand category, offset by lower sales in the luxury and accessible luxury categories.  The licensed brand category was above prior year by $16.7 million or 24.5%.  The increase in sales was primarily the result of international market expansion.  The luxury and accessible luxury categories were negatively affected by the unfavorable impact of the deteriorating global economy.  The luxury category was below prior year by $14.5 million or 25.6%.  In addition to the economic conditions, the lower sales can also be attributed to sales of excess discontinued inventory of $11.2 million recorded in the prior year period.  Excluding the sales of excess discontinued inventory in the prior year, the luxury category decreased by 7.3%.  The accessible luxury category sales were below prior year by $2.3 million or 7.2%.

Net sales in the retail segment were $57.1 million, below prior year sales by $4.4 million or 7.2%.  The decrease in sales is primarily attributable to the deteriorating U.S. economy which resulted in a 6.3% decline in comparable store sales.

Gross Profit.  Gross profit for the nine months ended October 31, 2008 was $235.1 million or 64.1% of net sales as compared to $254.9 million or 60.5% of net sales for the nine months ended October 31, 2007.  Excluding the sales of excess discontinued inventory recorded in the prior year, the gross margin percentage for the nine months ended October 31, 2007 was 63.9%.  The decrease in gross profit of $19.8 million was primarily attributable to the decrease in sales volume year-over-year.  The increase in gross margin percentage is primarily the result of higher margins in the accessible luxury and licensed brand categories.

Selling, General and Administrative.  SG&A expenses for the nine months ended October 31, 2008 were $207.8 million as compared to $207.3 million for the nine months ended October 31, 2007.  The increase of $0.5 million or 0.2% included $5.6 million of severance related costs associated with the Company’s initiatives to streamline operations and reduce expenses, the negative foreign exchange impact of $4.2 million from translating the European subsidiaries’ financial results, increased marketing spending of $3.4 million, $1.7 million of additional spending to support the Company’s growing joint venture activities, and higher accounts receivable related expense of $1.3 million.  These expenses were offset by a benefit of $1.3 million recorded for performance based compensation in the current period as compared to expense of $11.9 million recorded in the prior year period.  The benefit for performance based compensation recorded in the current period included the reversal of previously recorded expenses.  SG&A expenses in the current period also included a reduction of discretionary spending on consulting and other outside services of $2.5 million.

Wholesale Operating Income.  Operating income of $31.6 million and $50.8 million was recorded in the wholesale segment for the nine months ended October 31, 2008 and 2007, respectively.  The $19.2 million decrease was the result of a decrease in gross profit of $18.1 million and an increase in SG&A expenses of $1.1 million.  The decrease in gross profit of $18.1 million resulted from the decrease in sales volume year-over-year.  The increase in SG&A expenses of $1.1 million included $5.6 million of severance related costs, the negative foreign exchange impact of $4.2 million from translating the European subsidiaries’ financial results, increased marketing spending of $4.0 million, $1.7 million of additional spending to support the Company’s growing joint venture activities, and higher accounts receivable related expense of $1.3 million.  These expenses were offset by a benefit of $1.3 million recorded for performance based compensation in the current period as compared to expense of $11.9 million recorded in the prior year period.  SG&A expenses in the current period also included a reduction of discretionary spending on consulting and other outside services of $2.5 million.

Retail Operating Loss.  Operating losses of $4.3 million and $3.2  million were recorded in the retail segment for the nine months ended October 31, 2008 and 2007, respectively.  The $1.1 million increase in the loss was the net result of a decrease in gross profit of $1.7 million , partially offset by a reduction in SG&A expenses of $0.6 million.  The decrease in gross profit was the result of a decrease in sales volume year-over-year.  The decrease in SG&A expenses was primarily the result of reduced expenses related to the operation of one less store when compared to the prior year.

Interest Expense.  Interest expense for the nine months ended October 31, 2008 and 2007 was $2.2 million and $2.7 million, respectively.  Interest expense declined due to lower average borrowings.  Average borrowings were $60.0 million for the nine months ended October 31, 2008 compared to average borrowings of $74.4 million for the nine months ended October 31, 2007.  The average borrowing rate for both periods was 4.5%.

Interest Income.  Interest income was $1.9 million for the nine months ended October 31, 2008 as compared to $3.4 million for the nine months ended October 31, 2007.  The lower interest income is attributed to less cash invested in the United States as the Company used the cash for the share repurchase programs, as well as a lower average interest rate earned year-over-year.

Income Taxes.  The Company recorded tax expense of $1.8 million and $6.7 million for the nine months ended October 31, 2008 and 2007, respectively.  Taxes for the nine month period ended October 31, 2008 and October 31, 2007 reflected a 6.7% and 13.9% effective tax rate, respectively.

All periods reflect the expected utilization of a Swiss net operating loss carryforward acquired with the Ebel brand in fiscal year 2005 resulting in a net benefit of approximately $3.1 million for the nine months ended October 31, 2008 and a benefit of approximately $4.5 million for the nine months ended October 31, 2007.

Net Income.  For the nine months ended October 31, 2008, the Company recorded net income of $25.1 million as compared to $41.2 million for the nine months ended October 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $33.2 million for the nine months ended October 31, 2008 as compared to cash provided of $19.7 million for the nine months ended October 31, 2007.  The cash used in operating activities for the nine months ended October 31, 2008 was primarily the result of an inventory build of $43.4 million, as well as fluctuations in other components of working capital.  The increase in inventory reflects the unanticipated sales decline as retailers tightened their inventory controls going into the holiday season.  The cash provided by operating activities for the nine months ended October 31, 2007 was primarily attributed to net income partially offset by increases in trade receivables.

Cash used in investing activities amounted to $17.6 million and $18.8 million for the nine months ended October 31, 2008 and 2007, respectively.  The cash used during both periods consisted of the capital expenditures primarily related to the acquisition of computer hardware and software, expansion and renovation of retail stores and construction of booths used at the Baselworld watch and jewelry show.  The acquisition of computer hardware and software in both periods is primarily related to the development and implementation of the new SAP enterprise resource planning system.

Cash used in financing activities amounted to $34.5 million for the nine months ended October 31, 2008 compared to cash used of $25.3 million for the nine months ended October 31, 2007.  Cash used in financing activities for the current period was primarily to repurchase stock of $37.9 million, pay dividends of $5.9 million and to make debt repayments of $31.8 million, offset by additional borrowings of $40.0 million.  Cash used in financing activities for the prior year period was primarily to pay down long-term debt and to pay dividends.

During the first quarter fiscal 2009, the Company made a cash payment in the amount of $3.3 million (exclusive of interest) for a tax assessment pursuant to the Internal Revenue Service audit settlement agreement for fiscal years 2004 through 2006, concluded during the fourth quarter of fiscal 2008.  As a result, the Company’s gross unrecognized tax benefits of $10.1 million as of January 31, 2008 were reduced by $4.8 million, leaving a balance of $5.3 million as of October 31, 2008.

During fiscal 1999, the Company issued $25.0 million of Series A Senior Notes under a Note Purchase and Private Shelf Agreement, dated November 30, 1998 (the “1998 Note Purchase Agreement”), between the Company and The Prudential Insurance Company of America (“Prudential”).  These notes bear interest of 6.90% per annum, mature on October 30, 2010 and are subject to annual repayments of $5.0 million commencing October 31, 2006.  These notes contained certain financial covenants including an interest coverage ratio and maintenance of consolidated net worth and certain non-financial covenants that restricted the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding.  On June 5, 2008, the Company amended its Series A Senior Notes under an amendment to the 1998 Note Purchase Agreement (as amended, the “First Amended 1998 Note Purchase Agreement”) with Prudential and an affiliate of Prudential.  No additional senior promissory notes are issuable by the Company pursuant to the First Amended 1998 Note Purchase Agreement. Certain provisions and covenants were modified including the interest coverage ratio, elimination of the maintenance of consolidated net worth and the addition of a debt coverage ratio.  At October 31, 2008, $10.0 million of these notes were issued and outstanding and the Company was in compliance with all financial and non-financial covenants.

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

On June 5, 2008, the Company amended the First Amended 2001 Note Purchase Agreement (as amended, the “Second Amended 2001 Note Purchase Agreement”), with Prudential and the Purchasers.  The Second Amended 2001 Note Purchase Agreement permits the Company to issue senior promissory notes for purchase by Prudential and the Purchasers, in an aggregate principal amount of up to $70.0 million inclusive of the Senior Series A-2004 Notes described above, until June 5, 2011, with maturities up to 12 years from their original date of issuance. The remaining aggregate principal amount of senior promissory notes issuable by the Company that may be purchased by Prudential and the Purchasers pursuant to the Second Amended 2001 Note Purchase Agreement is $55.0 million. Certain provisions and covenants were modified including the interest coverage ratio, elimination of the maintenance of consolidated net worth and addition of a debt coverage ratio. As of October 31, 2008, $15.0 million of these notes were issued and outstanding and the Company was in compliance with all financial and non-financial covenants.

The credit agreement dated as of December 15, 2005, as amended, by and between the Company as parent guarantor, its Swiss subsidiaries, MGI Luxury Group S.A., Movado Watch Company SA, Concord Watch Company S.A. and Ebel Watches S.A. as borrowers, and  JPMorgan Chase Bank, N.A., JPMorgan Securities, Inc., Bank of America, N.A., PNC Bank and Citibank, N.A. (as amended, the "Swiss Credit Agreement") provides for a revolving credit facility of 33.0 million Swiss francs and matures on December 15, 2010.  The obligations of the Company’s Swiss subsidiaries under this credit agreement are guaranteed by the Company under a Parent Guarantee, dated as of December 15, 2005, in favor of the lenders.  The Swiss Credit Agreement contains financial covenants, including an interest coverage ratio, average debt coverage ratio and limitations on capital expenditures and certain non-financial covenants that restrict the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding. Borrowings under the Swiss Credit Agreement bear interest at a rate equal to LIBOR (as defined in the Swiss Credit Agreement) plus a margin ranging from .50% per annum to .875% per annum (depending upon a leverage ratio).  As of October 31, 2008, 5.0 million Swiss francs, with a dollar equivalent of $4.3 million, was outstanding under this revolving credit facility and the Company was in compliance with all financial and non-financial covenants.

The credit agreement dated as of December 15, 2005, as amended, by and between the Company, MGI Luxury Group S.A. and Movado Watch Company SA, as borrowers, and JPMorgan Chase Bank, N.A., JPMorgan Securities, Inc., Bank of America, N.A., PNC Bank, Bank Leumi and Citibank, N.A. (as amended, the "US Credit Agreement") provides for a revolving credit facility of $90.0 million (including a sublimit for borrowings in Swiss francs of up to an equivalent of $25.0 million) with a provision to allow for a further  increase of up to an additional $10.0 million, subject to certain terms and conditions. The US Credit Agreement will mature on December 15, 2010.  The obligations of MGI Luxury Group S.A. and Movado Watch Company SA are guaranteed by the Company under a Parent Guarantee, dated as of December 15, 2005, in favor of the lenders. The obligations of the Company are guaranteed by certain domestic subsidiaries of the Company under subsidiary guarantees, in favor of the lenders.  The US Credit Agreement contains financial covenants, including an interest coverage ratio, average debt coverage ratio and limitations on capital expenditures and certain non-financial covenants that restrict the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding.  Borrowings under the US Credit Agreement bear interest, at the Company’s option, at a rate equal to the adjusted LIBOR (as defined in the US Credit Agreement) plus a margin ranging from .50% per annum to .875% per annum (depending upon a leverage ratio), or the Alternate Base Rate (as defined in the US Credit Agreement).  As of October 31, 2008, $40.0 million was outstanding under this revolving credit facility and the Company was in compliance with all financial and non-financial covenants.

On June 16, 2008, the Company renewed a line of credit letter agreement with Bank of America and an amended and restated promissory note in the principal amount of up to $20.0 million payable to Bank of America, originally dated December 12, 2005.  Pursuant to the line of credit letter agreement, Bank of America will consider requests for short-term loans and documentary letters of credit for the importation of merchandise inventory, the aggregate amount of which at any time outstanding shall not exceed $20.0 million. The Company's obligations under the agreement are guaranteed by its subsidiaries, Movado Retail Group, Inc. and Movado LLC.  Pursuant to the amended and restated promissory note, the Company promised to pay Bank of America $20.0 million, or such lesser amount as may then be the unpaid balance of all loans made by Bank of America to the Company thereunder, in immediately available funds upon the maturity date of June 16, 2009. The Company has the right to prepay all or part of any outstanding amounts under the amended and restated promissory note without penalty at any time prior to the maturity date. The amended and restated promissory note bears interest at an annual rate equal to either (i) a floating rate equal to the prime rate or (ii) such fixed rate as may be agreed upon by the Company and Bank of America for an interest period which is also then agreed upon. The amended and restated promissory note contains various representations and warranties and events of default that are customary for instruments of that type.  As of October 31, 2008, there were no outstanding borrowings against this line.

On July 31, 2008, the Company renewed a promissory note, originally dated December 13, 2005, in the principal amount of up to $37.0 million, at a revised amount of up to $7.0 million, payable to JPMorgan Chase Bank, N.A. ("Chase").  Pursuant to the promissory note, the Company promised to pay Chase $7.0 million, or such lesser amount as may then be the unpaid balance of each loan made or letter of credit issued by Chase to the Company thereunder, upon the maturity date of July 31, 2009. The Company has the right to prepay all or part of any outstanding amounts under the promissory note without penalty at any time prior to the maturity date. The promissory note bears interest at an annual rate equal to (i) a floating rate equal to the prime rate, (ii) a fixed rate equal to an adjusted LIBOR plus 0.625% or (iii) a fixed rate equal to a rate of interest offered by Chase from time to time on any single commercial borrowing. The promissory note contains various events of default that are customary for instruments of that type. In addition, it is an event of default for any security interest or other encumbrance to be created or imposed on the Company's property, other than as permitted in the lien covenant of the US Credit Agreement.  Chase issued 11 irrevocable standby letters of credit for retail and operating facility leases to various landlords, for the administration of the Movado Boutique private-label credit card and for Canadian payroll to the Royal Bank of Canada totaling $1.2 million with expiration dates through January 31, 2017. As of October 31, 2008, there were no outstanding borrowings against this promissory note.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. Available credit under these lines totaled 8.0 million Swiss francs, with dollar equivalents of $6.9 million for both periods ended October 31, 2008 and 2007.  As of October 31, 2008, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $1.3 million in various foreign currencies.  As of October 31, 2008, there were no outstanding borrowings against these lines.

On December 4, 2007, the Board of Directors authorized a program to repurchase up to one million shares of the Company’s Common Stock.  Shares of Common Stock were repurchased from time to time as market conditions warranted either through open market transactions, block purchases, private transactions or other means.  The objective of the program was to reduce or eliminate earnings per share dilution caused by the shares of Common Stock issued upon the exercise of stock options and in connection with other equity based compensation plans.  As of April 14, 2008, the Company had completed the one million share repurchase during the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009, at a total cost of approximately $19.4 million, or $19.41 per share.

On April 15, 2008, the Board of Directors announced a new authorization to repurchase up to an additional one million shares of the Company’s Common Stock.  Under this authorization, the Company has the option to repurchase shares over time, with the amount and timing of repurchases depending on market conditions and corporate needs.  The Company entered into a Rule 10b5-1 plan to facilitate repurchases of its shares under this authorization.  A Rule 10b5-1 plan permits a company to repurchase shares at times when it might otherwise be prevented from doing so, provided the plan is adopted when the company is not aware of material non-public information.  The Company may suspend or discontinue the repurchase of stock at any time.  Under this share repurchase program, as of October 31, 2008, the Company had repurchased a total of 937,360 shares of Common Stock in the open market during the first and second quarters of fiscal year 2009 at a total cost of approximately $19.5 million or $20.79 per share.

The Company paid dividends of $0.24 per share or approximately $5.9 million, for the nine months ended October 31, 2008 and $0.24 per share or approximately $6.2 million for the nine months ended October 31, 2007.

Cash at October 31, 2008 amounted to $85.1 million compared to $111.1 million at October 31, 2007. The decrease in cash is primarily the result of cash used for the share repurchase programs.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”.  This statement requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 also requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and requires cross-referencing within the footnotes.  This statement also indicates disclosing the fair values of derivative instruments and their gains and losses in a tabular format.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is currently evaluating the impact of SFAS No. 161 on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency and Commodity Price Risk

A significant portion of the Company’s purchases are denominated in Swiss francs.  The Company reduces its exposure to the Swiss franc exchange rate risk through a hedging program.  Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets.  The Company uses various derivative financial instruments to further reduce the net exposures to currency fluctuations, predominately forward and option contracts.  These derivatives either (a) are used to hedge the Company’s Swiss franc liabilities and are recorded at fair value with the changes in fair value reflected in earnings or (b) are documented as cash flow hedges with the gains and losses on this latter hedging activity first reflected in other comprehensive income, and then later classified into earnings in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149.  In both cases, the earnings impact is partially offset by the effects of currency movements on the underlying hedged transactions.  If the Company did not engage in a hedging program, any change in the Swiss franc to local currency would have an equal effect on the Company’s cost of sales.  In addition, the Company hedges its Swiss franc payable exposure with forward contracts.  As of October 31, 2008, the Company’s entire net forward contracts hedging portfolio consisted of 73.0 million Swiss francs equivalent for various expiry dates ranging through May 20, 2009.  If the Company were to settle its Swiss franc forward contracts at October 31, 2008, the net result would have been a loss of $2.6 million, net of tax benefit of $1.8 million.  As of October 31, 2008, the Company had no Swiss franc option contracts related to cash flow hedges.

The Company’s Board of Directors authorized the hedging of the Company’s Swiss franc denominated investment in its wholly-owned Swiss subsidiaries using purchase options under certain limitations. These hedges are treated as net investment hedges under SFAS No. 133.  As of October 31, 2008, the Company did not hold a purchased option hedge portfolio related to net investment hedging.

Commodity Risk

Additionally, the Company has the ability under the hedging program to reduce its exposure to fluctuations in commodity prices, primarily related to gold used in the manufacturing of the Company’s watches. Under this hedging program, the Company can purchase various commodity derivative instruments, primarily future contracts. These derivatives are documented as SFAS No. 133 cash flow hedges, and gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases.  The Company did not hold any futures contracts in its gold hedge portfolio related to cash flow hedges as of October 31, 2008, thus any changes in the gold price will impact the Company’s cost of sales.

Debt and Interest Rate Risk

In addition, the Company has certain debt obligations with variable interest rates, which are based on Swiss LIBOR plus a fixed additional interest rate.  The Company does not hedge these interest rate risks.  The Company also has certain debt obligations with fixed interest rates.  The differences between the market based interest rates at October 31, 2008, and the fixed rates were unfavorable.  The Company believes that a 1% change in interest rates would affect the Company’s net income by approximately $0.4 million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting during the nine months ended October 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.               Risk Factors

As of October 31, 2008, except as noted below, there have been no material changes to any of the risk factors previously reported in the Annual Report on Form 10-K for the fiscal year ended January 31, 2008.

If the Company is unable to successfully implement its expense reduction plan, its future operating results could suffer.

On August 7, 2008, the Company announced the implementation of an expense reduction plan designed to streamline operations, reduce expenses, and improve efficiencies and effectiveness across the Company’s global organization.  Throughout fiscal 2009, the Company expects to record a total pre-tax charge related to payroll reductions of approximately $9.0 million related to the completion of this program.  There is risk that the Company may not be able to fully realize its expense reductions and sustain them in subsequent periods.  In addition, the Company could incur additional unforeseen expenses that may fully or partially offset these expected expense savings.  Furthermore, there is risk that the Company’s human resources could be strained as a result of the streamlining of operations and the reduction of workforce.  The inability to successfully implement its expense reduction plan could adversely affect the Company’s future financial condition and results of operations.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

On December 4, 2007, the Board of Directors authorized a program to repurchase up to one million shares of the Company’s Common Stock.  Shares of Common Stock were repurchased from time to time as market conditions warranted either through open market transactions, block purchases, private transactions or other means.  The objective of the program was to reduce or eliminate earnings per share dilution caused by the shares of Common Stock issued upon the exercise of stock options and in connection with other equity based compensation plans.  As of April 14, 2008, the Company had completed the one million share repurchase during the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009, at a total cost of approximately $19.4 million, or $19.41 per share.

On April 15, 2008, the Board of Directors announced a new authorization to repurchase up to an additional one million shares of the Company’s Common Stock.  Under this authorization, the Company has the option to repurchase shares over time, with the amount and timing of repurchases depending on market conditions and corporate needs.  The Company entered into a Rule 10b5-1 plan to facilitate repurchases of its shares under this authorization.  A Rule 10b5-1 plan permits a company to repurchase shares at times when it might otherwise be prevented from doing so, provided the plan is adopted when the company is not aware of material non-public information.  The Company may suspend or discontinue the repurchase of stock at any time.  Under this sharerepurchase program, as of October 31, 2008, the Company had repurchased a total of 937,360 shares of Common Stock in the open market during the first and second quarters of fiscal year 2009 at a total cost of approximately $19.5 million or $20.79 per share.

In addition to the shares repurchased pursuant to the Company’s share repurchase programs, an aggregate of 100,727 shares have been repurchased during the nine months ended October 31, 2008 as a result of the surrender of shares in connection with the vesting of certain restricted stock awards and the exercise of certain stock options.  At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

The following table summarizes information about the Company’s purchases for the period ended October 31, 2008 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934:

Issuer Repurchase of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2008 - February 29, 2008	148,500	$20.14	148,500	807,543
March 1, 2008 - March 31, 2008	406,750	$18.60	406,750	400,793
April 1, 2008 – April 14, 2008	422,066	$19.51	400,793	-
April 15, 2008 – April 30, 2008	238,491	$20.30	238,115	761,885
May 1, 2008 – May 31, 2008	286,733	$21.59	286,539	475,346
June 1, 2008 – June 30, 2008	396,006	$20.55	396,006	79,340
July 1, 2008 – July 31, 2008	16,700	$20.08	16,700	62,640
September 1, 2008 – September 30, 2008	78,884	$23.22	-	62,640
Total	1,994,130	$20.12	1,893,403	62,640

 Item 6.                      Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

           MOVADO GROUP, INC.
                                 (Registrant)

Dated: December 4, 2008	By:	/s/ Sallie DeMarsilis
Sallie DeMarsilis
Senior Vice President,
Chief Financial Officer and
Principal Accounting Officer