Form 10-K
period 2009-01-31
MOVADO GROUP INC
filed 2009-04-09
CIK 72573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For fiscal year ended January 31, 2009,
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,'' "accelerated filer'' and "smaller reporting company'' in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐    Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 31, 2008 was approximately $414,787,000 (based on the closing sale price of the registrant's Common Stock on that date as reported on the New York Stock Exchange). For purposes of this computation, each share of Class A Common Stock is assumed to have the same market value as one share of Common Stock into which it is convertible and only shares of stock held by directors and executive officers were excluded.
The number of shares outstanding of the registrant's Common Stock and Class A Common Stock as of March 31, 2009 were 17,768,629 and 6,634,319, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement relating to registrant's 2009 annual meeting of shareholders (the "Proxy Statement'') are incorporated by reference in Part III hereof.

PART I

FORWARD-LOOKING STATEMENTS

Statements in this annual report on Form 10-K, including, without limitation, statements under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and elsewhere in this report, as well as statements in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, forecasts and projections about the Company, its future performance, the industry in which the Company operates and management’s assumptions. Words such as “expects”, “anticipates”, “targets”, “goals”, “projects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should” and variations of such words and similar expressions are also intended to identify such forward-looking statements. The Company cautions readers that forward-looking statements include, without limitation, those relating to the Company’s future business prospects, projected operating or financial results, revenues, working capital, liquidity, capital needs, plans for future operations, expectations regarding capital expenditures and operating expenses, effective tax rates, margins, interest costs, and income as well as assumptions relating to the foregoing.  Forward-looking statements are subject to certain risks and uncertainties, some of which cannot be predicted or quantified.  Actual results and future events could differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company’s reports filed with the SEC including, without limitation, the following: general economic and business conditions which may impact disposable income of consumers in the United States and the other significant markets where the Company’s products are sold, uncertainty regarding such economic and business conditions, trends in consumer debt levels and bad debt write-offs, general uncertainty related to possible terrorist attacks and the impact on consumer spending, changes in consumer preferences and popularity of particular designs, new product development and introduction, competitive products and pricing, seasonality, availability of alternative sources of supply in the case of the loss of any significant supplier, the loss of significant customers, the  Company’s dependence on key employees and officers, the ability to successfully integrate the operations of acquired businesses without disruption to other business activities, the continuation of licensing arrangements with third parties, the ability to secure and protect trademarks, patents and other intellectual property rights, the ability to lease new stores on suitable terms in desired markets and to complete construction on a timely basis, the continued availability to the Company of financing and credit on favorable terms, business disruptions, disease, general risks associated with doing business outside the United States including, without limitation, import duties, tariffs, quotas, political and economic stability, and success of hedging strategies with respect to currency exchange rate fluctuations.

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

Item 1.   Business

GENERAL

In this Form 10-K, all references to the “Company”or “Movado Group” include Movado Group, Inc. and its subsidiaries, unless the context requires otherwise.

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

The Company was incorporated in New York in 1967 under the name North American Watch Corporation, to acquire Piaget Watch Corporation and Corum Watch Corporation, which had been, respectively, the exclusive importers and distributors of Piaget and Corum watches in the United States since the 1950’s.  The Company sold its Piaget and Corum distribution businesses in 1999 and 2000, respectively, to focus on its own portfolio of brands.  Since its incorporation, the Company has developed its brand-building reputation and distinctive image across an expanding number of brands and geographic markets.  Strategic acquisitions of watch brands and their subsequent growth, along with license agreements, have played an important role in the expansion of the Company’s brand portfolio.

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

The Company is very selective in its licensing strategy and chooses to enter into long-term partnerships with only powerful brands that are leaders in their respective businesses.  The following table sets forth the brands licensed by the Company and the year in which the Company launched each licensed brand for watches.  All of the Company’s license agreements are exclusive.

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

RECENT DEVELOPMENTS

Economic conditions both in the United States and around the world have deteriorated since the beginning of fiscal 2009 and over the course of the last quarter ended January 31, 2009.  As the events that have caused this deterioration continue to unfold, the Company does not have significant, meaningful visibility into the further effects they could have on the U.S. and the global economy, although they likely will continue to have a negative impact on the Company’s sales and profits into fiscal 2010. Nevertheless, the Company intends to continue to take actions to appropriately manage its business while strategically positioning itself for long-term success, including:

•	capitalizing on the strength of the Company’s brands to gain market share across all price categories;
•	the expense reduction initiatives implemented throughout fiscal 2009;
•	working with retail customers to help them better manage their inventory, improve their productivity and reduce credit risk; and
•	continuing to tightly manage cash and inventory levels.

As a result of the Company’s fourth quarter fiscal 2009 financial results, the Company was not in compliance with one of its financial covenants under certain of its current debt agreements, specifically the interest coverage ratio covenant.  As a result of the Company’s non-compliance with the interest coverage ratio covenant, any amounts owed under these agreements have been reclassified to current liabilities.  Additionally, the Company is prohibited from borrowing any additional funds under these agreements, and the amounts owed as of January 31, 2009 may be declared immediately due and payable by the lenders.  The lenders have not taken any action in respect to this default, but they may do so in the future.

Through the date of this filing, the Company is in negotiations with banking institutions for a new three year asset-based revolving credit facility for an amount up to $110 million.  To provide for available liquidity in the event that the $110 million asset-based revolving credit facility is not consummated, the Company has received a commitment for a three year $50 million asset-based credit facility from Bank of America.  The commitment is subject to the completion of due diligence by Bank of America and the satisfaction of a number of additional customary conditions precedent, certain of which are at the sole discretion of Bank of America.  For more information on current and proposed debt and credit arrangements, see Notes 4 and 5 to the Consolidated Financial Statements.

On April 9, 2009, the Company announced that its Board of Directors has decided to discontinue the quarterly cash dividend.  This decision was based on the Company’s desire to retain capital during the current challenging economic environment.  The Board will evaluate the reinstitution of a quarterly dividend once the economy has stabilized and the Company has returned to an appropriate level of profitability.

During the second half of fiscal 2009, the Company announced initiatives designed to streamline operations, reduce expenses, and improve efficiencies and effectiveness across the Company’s global organization.  In fiscal 2009, the Company recorded a total pre-tax charge of $11.1 million related to the completion of these programs and a restructuring of certain benefit arrangements.  These expenses were recorded in SG&A expenses in the Consolidated Statements of Income.

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

BRANDS

The Company designs, develops, sources, markets and distributes products under the following watch brands:

Movado

Founded in 1881 in La Chaux-de-Fonds, Switzerland, Movado is an icon of modern design.  Today the brand includes a line of watches, inspired by the simplicity of the Bauhaus movement, including the world famous Movado Museum watch and a number of other watch collections with more traditional dial designs.  The design for the Movado Museum watch was the first watch design chosen by the Museum of Modern Art for its permanent collection. It has since been honored by other museums throughout the world.  The Movado brand also includes Series 800, a sport watch collection that incorporates Movado quality and craftsmanship with the characteristics of a true sport watch.  Movado watches have Swiss movements and are made with 14 or 18 karat gold, 18 karat gold finish, stainless steel or a combination of 18 karat gold finish and stainless steel.  The core collection of Movado watches has suggested retail prices between $595 and $1,595, with select models exceeding this range.

Ebel

The Ebel brand, one of the world’s premier luxury watch brands, was established in La Chaux-de-Fonds, Switzerland in 1911.  Since acquiring Ebel, Movado Group has returned Ebel to its roots as the “Architects of Time” through its product development, marketing initiatives and global advertising campaigns. All Ebel watches feature Swiss movements and are made with solid 18 karat gold, stainless steel or a combination of 18 karat gold and stainless steel.  The core collection of Ebel watches has suggested retail prices between $3,450 and $21,500, with select models exceeding this range.

Concord

Concord was founded in 1908 in Bienne, Switzerland.  Inspired by its avant garde roots, Concord is designed to be resolutely upscale with a modern, edgy point of view and has been repositioned as a niche luxury brand with exclusive distribution.  The brand’s products center on its iconic C1 collection, a breakthrough in modern design.  Concord watches have Swiss movements and are made with solid 18 karat gold, stainless steel or a combination of 18 karat gold and stainless steel.  The core collection of Concord watches has suggested retail prices between $10,500 and $37,700, with select models exceeding this range.

Coach Watches

Coach Watches are an extension of the Coach leathergoods brand and reflect the Coach brand image.  A distinctive American brand, Coach delivers stylish, aspirational, well-made products that represent excellent value.  Coach watches contain Swiss movements and are made with stainless steel, gold finish or a combination of stainless steel and gold finish with leather straps, stainless steel bracelets or gold finish bracelets.  The core collection of Coach watches has suggested retail prices between $298 and $558, with select models exceeding this range.

ESQ

ESQ competes in the entry level Swiss watch category and is defined by bold sport and fashion designs.  All ESQ watches contain Swiss movements and are made with stainless steel, gold finish or a combination of stainless steel and gold finish, with leather straps, stainless steel bracelets or gold finish bracelets. The core collection of ESQ watches has suggested retail prices between $195 and $595, with select models exceeding this range.

Tommy Hilfiger Watches

Reflecting the fresh, fun all-American style for which Tommy Hilfiger is known, Tommy Hilfiger watches feature quartz, digital or analog-digital movements, with stainless steel, titanium, aluminum, silver-tone, two-tone or gold-tone cases and bracelets, and leather, fabric, plastic or rubber straps.  The line includes fashion and sport models with the core collection of Tommy Hilfiger watches having suggested retail prices between $85 and $145, with select models exceeding this range.

HUGO BOSS Watches

HUGO BOSS is a global market leader in the world of fashion.  The HUGO BOSS watch collection is an extension of the parent brand and includes classy, sporty, elegant and fashion timepieces with distinctive features, giving this collection a strong and coherent identity.  The core collection of HUGO BOSS watches has suggested retail prices between $225 and $550, with select models exceeding this range.

Juicy Couture Timepieces

Juicy Couture is a premium designer, marketer and wholesaler of sophisticated, yet fun fashion for women, men and children.  Liz Claiborne, Inc. (NYSE: LIZ) purchased Juicy Couture in the spring of 2003, and has facilitated Juicy Couture’s growth into a powerhouse lifestyle brand.  Juicy Couture timepieces reflect the brand’s clear vision, unique identity and leading brand position in the upscale contemporary category, encompassing both trend-right and core styling contemporary watches having suggested retail prices for its core collection between $150 and $395, with select models exceeding this range.

Lacoste Watches

The Lacoste watch collection embraces the Lacoste lifestyle proposition which encompasses elegance, refinement and comfort, as well as a dedication to quality and innovation.  Mirroring key attributes of the Lacoste brand, the collection features stylish timepieces with a contemporary sport elegant feel, having suggested retail prices for its core collection between $165 to $395, with select models exceeding this range.

DESIGN AND PRODUCT DEVELOPMENT

The Company’s offerings undergo two phases before they are produced for sale to customers: design and product development.  The design phase includes the creation of artistic and conceptual renderings while product development involves the construction of prototypes.  The Company’s ESQ and licensed brands are designed by in-house design teams in Switzerland and the United States in cooperation with outside sources, including (in the case of the licensed brands except for ESQ) licensors’ design teams.  Product development for these watches takes place in the Company’s Asia operations.  For the Company’s Movado, Ebel and Concord brands, the design phase is performed by a combination of in-house and freelance designers in Europe while product development is carried out in the Company’s Swiss operations.  Senior management of the Company is actively involved in the design and product development process.

MARKETING

The Company’s marketing strategy is to communicate a consistent, brand-specific message to the consumer.  Recognizing that advertising is an integral component to the successful marketing of its product offerings, the Company devotes significant resources to advertising and, since 1972, has maintained its own in-house advertising department.  The Company’s advertising department focuses primarily on the implementation and management of global marketing and advertising strategies for each of its brands, ensuring consistency of presentation.  The Company utilizes outside agencies for the creative development of advertising campaigns which are developed individually for each of the Company’s brands and are directed primarily to the end consumer rather than to trade customers.  The Company’s advertising targets consumers with particular demographic characteristics appropriate to the image and price range of the brand.  Most Company advertising is placed predominantly in magazines and other print media but some is also created for radio and television campaigns, catalogs, outdoor and other promotional materials.  Marketing expenses totaled 17.4%, 15.4% and 14.9% of net sales in fiscal 2009, 2008 and 2007, respectively.

OPERATING SEGMENTS

The Company conducts its business primarily in two operating segments: Wholesale and Retail. For operating segment data and geographic segment data for the years ended January 31, 2009, 2008 and 2007, see Note 15 to the Consolidated Financial Statements regarding Segment Information.

The Company’s wholesale segment includes the design, development, sourcing, marketing and distribution of high quality watches, in addition to after-sales service activities and shipping. The retail segment includes the Company’s Movado Boutiques and its outlet stores.

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

Wholesale

United States Wholesale

The Company sells all of its brands in the U.S. wholesale market primarily to major jewelry store chains such as Helzberg Diamonds Corp., Sterling, Inc. and Zale Corporation; department stores, such as Macy’s, Nordstrom and Saks Fifth Avenue, as well as independent jewelers.  Sales to trade customers in the United States are made directly by the Company’s U.S. sales force of approximately 90 employees.  Of these employees, sales representatives are responsible for a defined geographic territory, specialize in a particular brand and sell to and service independent jewelers within their territory. Their compensation is based on salary plus commission. The sales force also consists of account executives and account representatives who, respectively, sell to and service chain and department store accounts. The latter typically handle more than one of the Company’s brands and are compensated based on salary and incentives.

International Wholesale

Internationally, the Company’s brands are sold in department stores such as El Cortes Ingles in Spain and Galeries Lafayette in France, jewelry chain stores such as Christ in Switzerland and Germany and independent jewelers.  The Company employs its own international sales force of approximately 50 employees operating at the Company’s sales and distribution offices in Canada, China, France, Germany, Hong Kong, Japan, Singapore, Switzerland, the United Kingdom and the United Arab Emirates. In addition, the Company sells all of its brands other than ESQ through a network of independent distributors operating in numerous countries around the world.  Distribution of ESQ watches which, outside of the United States are sold only in Canada and the Caribbean, is handled by the Company’s Canadian subsidiary and Caribbean based sales team.  A majority of the Company’s arrangements with its international distributors are long-term, generally require certain minimum purchases and minimum advertising expenditures and restrict the distributor from selling competitive products.

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

In the UK, the Company signed a joint venture agreement (the "JV Agreement") on May 11, 2007, with Swico Limited ("Swico"), an English company with established distribution, marketing and sales operations in the UK. Swico had been the Company's exclusive distributor of HUGO BOSS watches in the UK since 2005. Under the JV Agreement, the Company and Swico control 51% and 49%, respectively, of MGS Distribution Limited, a newly formed English company ("MGS") that is responsible for the marketing, distribution and sale in the UK of the Company's licensed HUGO BOSS, Tommy Hilfiger, Lacoste and Juicy Couture brands, as well as future brands licensed to the Company, subject to the terms of the applicable license agreement. Swico is responsible for the day to day management of MGS, including staffing and providing logistical support, inventory management, order fulfillment, distribution and after sale services, systems and back office support.  The terms of the JV Agreement include financial performance measures which, if not attained, give either party the right to terminate the JV Agreement after the fifth (5th) and the tenth (10th) years (January 31, 2012 and January 31, 2017); restrictions on the transfer of shares in MGS; and a buy out right whereby the Company can purchase all of Swico's shares in MGS as of July 1, 2017 and every 5th anniversary thereafter at a pre-determined price.

Retail

The Company operates in two retail markets, the luxury boutique market and the outlet market.  Movado Boutiques reinforce the luxury image and are a primary strategic focus of the Movado brand.  The Company operates 29 Movado Boutiques in the United States that are located in upscale regional shopping centers and metropolitan areas.  Movado Boutiques are merchandised with select models of Movado watches, as well as proprietary Movado-branded jewelry and clocks.  The modern store design creates a distinctive environment that showcases these products and provides consumers with the ability to fully experience the complete Movado design philosophy.  The Company’s 32 outlet stores are multi-branded and serve as an effective vehicle to sell discontinued models and factory seconds of all of the Company’s watches and jewelry.

SEASONALITY

The Company’s U.S. sales are traditionally greater during the Christmas and holiday season.  Consequently, the Company’s net sales historically have been higher during the second half of the fiscal years.  The amount of net sales and operating profit generated during the second half of each fiscal year depends upon the general level of retail sales during the Christmas and holiday season, as well as economic conditions and other factors beyond the Company’s control.  Major selling seasons in certain international markets center on significant local holidays that occur in late winter or early spring.  The second half of each year accounted for 49.9%, 57.0%, and 57.9% of the Company’s net sales for the fiscal years ended January 31, 2009, 2008, and 2007, respectively.  In fiscal 2009, the Company did not experience the usual seasonality of its business due to the downturn in the global economy, which resulted in the percentage of net sales for the second half of the fiscal year not being comparable to that in previous years.

BACKLOG

At March 25, 2009, the Company had unfilled orders of $36.0 million compared to $42.4 million at March 14, 2008 and $55.8 million at March 15, 2007.  Unfilled orders include both confirmed orders and orders the Company believes will be confirmed based on the historic experience with the customers.  It is customary for many of the Company’s customers not to confirm their future orders with formal purchase orders until shortly before their desired delivery dates.

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

The Company permits the return of damaged or defective products. In addition, although the Company has no obligation to do so, it accepts other returns from customers in certain instances.

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

SOURCING, PRODUCTION AND QUALITY

The Company does not own any product manufacturing facilities, with the exception of limited in-house assembly operations in Bienne, Switzerland and a small manufacturing facility for proprietary movements for its Ebel brand in La Chaux-de-Fonds, Switzerland. The Company employs a flexible manufacturing model that relies primarily on independent manufacturers to meet shifts in marketplace demand and changes in consumer preferences. All product sources must achieve and maintain the Company’s high quality standards and specifications.  With strong supply chain organizations in Switzerland, China and Hong Kong, the Company maintains control over the quality of its products, wherever they are manufactured. Compliance is monitored with strictly implemented quality control standards, including on-site quality inspections.

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

The Company licenses ESQUIRE®, ESQ® and related trademarks on an exclusive worldwide basis for use in connection with the manufacture, distribution, advertising and sale of watches pursuant to a license agreement with Hearst Magazine, a division of Hearst Communications, Inc., dated as of January 1, 1992 (as amended, the “Hearst License Agreement”).  The current term of the Hearst License Agreement expires December 31, 2012, but contains options for renewal at the Company’s discretion through December 31, 2042.

The Company licenses the trademark COACH® and related trademarks on an exclusive worldwide basis for use in connection with the manufacture, distribution, advertising and sale of watches pursuant to a license agreement with Coach, Inc., dated December 9, 1996 (as amended, the “Coach License Agreement”).  The Coach License Agreement expires on June 30, 2015.

Under an agreement with Tommy Hilfiger Licensing, Inc., dated June 3, 1999, as amended, the Company has the exclusive license to use the trademark TOMMY HILFIGER® and related trademarks in connection with the manufacture of watches worldwide and in connection with the marketing, advertising, sale and distribution of watches at wholesale (and at retail through its outlet stores) in the Western Hemisphere, Europe, Pan Pacific (excluding Japan), Latin America, the Middle East, China and Korea.  The term of the license agreement with Tommy Hilfiger Licensing, Inc. expires March 31, 2012.

Under its 2004 agreement with HUGO BOSS Trademark Management GmbH & Co, the Company received a worldwide exclusive license to use the trademark HUGO BOSS® and any other trademarks containing the names “HUGO” or “BOSS”, in connection with the production, promotion and sale of watches.  The term of the license continues through December 31, 2013, with an optional five-year renewal period.

On November 21, 2005, the Company entered into an agreement with L.C. Licensing, Inc., for the exclusive worldwide license to use the trademarks JUICY COUTURE® and COUTURE COUTURE LOS ANGELES™, in connection with the manufacture, advertising, merchandising, promotion, sale and distribution of timepieces and components.  The term of the license is through December 31, 2011, with a four-year renewal period at the option of the Company, provided that certain sales thresholds are met.

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

The Company also owns, and has pending applications for, a number of design patents in the United States and internationally for various watch designs, as well as designs of watch dials, cases, bracelets and jewelry.

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

EMPLOYEES

As of January 31, 2009, the Company had approximately 1,300 full-time employees in its global operations.  The Company expects that the number of employees will decrease to approximately 1,250 during the first quarter of fiscal 2010.  This represents a reduction of approximately 250 employees when compared to the approximately 1,500 employed as of January 31, 2008.  No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement.  The Company has never experienced a work stoppage due to labor difficulties and believes that its employee relations are good.

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

The deterioration of economic conditions in the U.S. and around the world, and the resulting declines in consumer confidence and spending, could have a material adverse effect on the Company’s operating results.

The Company’s results are dependent on a number of factors impacting consumer confidence and spending, including, but not limited to, general economic and business conditions; wages and employment levels; volatility in the stock market; falling home values; inflation; consumer debt levels; availability of consumer credit; rising interest costs; solvency concerns of major financial institutions;

fluctuations in foreign currency exchange rates; fuel and energy costs; energy shortages; tax issues; and general political conditions, both domestic and abroad.

The current volatility and disruption to the capital and credit markets have reached unprecedented levels and have significantly adversely impacted global economic conditions, resulting in declines in employment levels, disposable income and actual and/or perceived wealth and further declines in consumer confidence and economic growth.  These conditions have led and could further lead to continuing substantial declines in consumer spending over the foreseeable future.  The current negative economic environment has been characterized by a dramatic decline in consumer discretionary spending and has disproportionately affected retailers and sellers of consumer goods, particularly those whose goods are viewed as discretionary purchases.  The Company’s products fall into categories that are considered discretionary items.  The current downturn and uncertain outlook in the global economy will likely continue to have a material adverse impact on the Company’s business, financial condition, liquidity and results of operations.  In addition, events such as war, terrorism, natural disasters or outbreaks of disease could further dampen consumer spending on discretionary items.  If any of these events should occur, the Company’s future sales could decline.

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

The Company has the right to produce, market and distribute watches under the brand names of ESQ, Coach, Tommy Hilfiger, HUGO BOSS, Juicy Couture and Lacoste pursuant to license agreements with the respective owners of those trademarks.  There are certain minimum royalty payments as well as other requirements associated with these agreements.  Failure to meet any of these requirements could result in the loss of the license.  Additionally, after the term of any license agreement has concluded, thelicensor may decide not to renew with the Company.  Any loss of one or more of the Company’s licenses could result in loss of future revenues which could adversely affect its financial condition.

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

The Company’s sales are seasonal by nature.  The Company’s U.S. sales are traditionally greater during the Christmas and holiday season.  Internationally, major selling seasons center on significant local holidays that occur in late winter or early spring.  The amount of net sales and operating income generated during these seasons depends upon the general level of retail sales at such times, as well as economic conditions and other factors beyond the Company’s control.  The second half of each year accounted for 49.9%, 57.0%, and 57.9% of the Company’s net sales for the fiscal years ended January 31, 2009, 2008, and 2007, respectively.  In fiscal 2009, the Company did not experience the usual seasonality of its business due to the downturn in the economy, which resulted in the percentage of net sales for the second half of the fiscal year not being comparable to that in previous years.  If events or circumstances were to occur that negatively impact consumer spending during such holiday seasons, it could have a material adverse effect on the Company’s sales, profitability and results of operations.

Sales in the Company’s retail stores are dependent upon customer foot traffic.

In the United States, we are experiencing a significant slowdown in customer traffic.  The success of the Company’s retail stores is, to a certain extent, dependent upon the amount of customer foot traffic generated by the mall or outlet center in which those stores are located.  The majority of the Company’s Movado Boutiques are located in upscale regional shopping centers throughout the United States, while the Company’s outlet stores are located primarily near vacation destinations.

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

If the Company is unable to maintain existing space or to lease new space for its retail stores in prime mall and outlet center locations or is unable to complete construction on a timely basis, the Company’s ability to achieve favorable results in its retail business could be adversely affected.

The Company’s Boutiques and outlet stores are strategically located in the United States, respectively, in top malls and in outlet centers located primarily near vacation destinations.  If the Company cannot maintain and secure locations in prime malls and outlet centers for both the Movado Boutiques and outlet businesses, it could jeopardize the operations of the stores and business plans for the future. Additionally, if the Company cannot complete construction in new stores within the planned timeframes, cost overruns and lost revenue could adversely affect the profitability of the retail segment.

If the Company is unable to successfully implement its growth strategies, its future operating results could suffer.

There are certain risks involved as the Company continues expanding its business through acquisitions, license agreements, joint ventures and new initiatives such as the Movado Boutique business.  There is risk involved with each of these.  Acquisitions and new license agreements require the Company to ensure that new brands will successfully complement the other brands in its portfolio.  The Company assumes the risk that the new brand will not be viewed by the public as favorably as its other brands.  In addition, the integration of an acquired company or licensed brand into the Company’s existing business can strain the Company’s current infrastructure with the additional work required and there can be no assurance that the integration of acquisitions or licensed brands will be successful or that acquisitions or licensed brands will generate sales increases.  The Company needs to ensure it has the adequate human resources and systems in place to allow for successful assimilation of new businesses.  The risk involved in the Movado Boutique business is that the Company will not be able to successfully implement its business model.  In addition, the costs associated with leasehold improvements to current Boutiques and the costs associated with opening new Boutiques could have a material adverse effect on the Company’s financial condition and results of operations.  The inability to successfully implement its growth strategies could adversely affect the Company’s future financial condition and results of operations.

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

The majority of the Company’s inventory purchases are denominated in Swiss francs.  The Company operates under a hedging program which utilizes forward exchange contracts and purchased foreign currency options to mitigate foreign currency risk.  If these hedge instruments are unsuccessful at minimizing the risk or are deemed ineffective, any fluctuation of the Swiss franc exchange rate could impact the future results of operations.  Changes in currency exchange rates may also affect relative prices at which the Company and its foreign competitors sell products in the same market.  Additionally, a portion of the Company’s net sales are recorded in its foreign subsidiaries in a currency other than the local currency of that subsidiary.  This predominantly occurs in the Company’s Hong Kong and Swiss subsidiaries when they sell to Euro-based customers.  This exposure is not hedged by the Company.  Any fluctuation in the Euro exchange rate in relation to the Hong Kong dollar and Swiss franc would have an effect on these sales that are recorded in Euro.  The currency effect on these Euro sales has an equal effect on their recorded gross profit since the costs of these sales are recorded in the entities’ respective local currency.  Furthermore, since the Company’s consolidated financial statements are presented in U.S. dollars, revenues, income and expenses, as well as assets and liabilities of foreign currency denominated subsidiaries must be translated into U.S. dollars at exchange rates in effect during or at the end of each reporting period.  Fluctuations in foreign currency exchange rates could adversely affect the Company’s reported revenues, earnings, financial position and the comparability of results of operations from period to period.

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

As part of the Company’s unified Movado brand strategy announced on February 25, 2008, the Company streamlined the Movado brand wholesale distribution in the United States from 4,000 wholesale customer doors to approximately 2,600 doors, representing a 35% reduction, by the close of its fiscal year ending January 31, 2009.  A wholesale customer door could be either a single store within a department store chain or an independent jewelry store.  The strategy contemplated that a number of wholesale customers would continue to do business with the Company through their more profitable doors.  There is a risk that these customers will have a negative response to the strategy of reducing the number of their doors that can sell Movado watches.   This could potentially damage current relationships and hinder future business done with these customers.

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

The current credit crisis could have a negative impact on the Company’s customers, suppliers and business partners, which in turn could materially and adversely affect its results of operations and liquidity.

The current credit crisis is having a significant negative impact on businesses around the world.  The impact of this crisis on the Company’s customers, suppliers and business partners cannot be predicted and may be quite severe.  The inability of the Company’s manufacturers to ship products could impair the Company’s ability to meet delivery date requirements.  A disruption in the ability of the Company’s significant customers, distributors or licensees to access liquidity could cause serious disruptions or an overall deterioration of their businesses which could lead to a significant reduction in their future orders of the Company’s products and the inability or failure on their part to meet their payment obligations to the Company, any of which could have a material adverse effect on the Company’s results of operations and liquidity.

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

Recent turmoil in the financial markets could affect credit availability and increase the cost of borrowing.  Additionally, as a result of its non-compliance with the interest coverage ratio in its debt agreements, the Company is in the process of securing other financing.  If the Company cannot secure financing and credit on favorable terms, the Company’s financial condition and results of operation may be materially adversely affected.

The Company historically has been able to secure financing and credit facilities with very favorable terms due to the Company’s financial stability and good relationships with its lending partners.  In the fourth quarter of fiscal year 2009, the Company was not in compliance with the interest coverage ratio covenant under certain of its current debt agreements.  As a result of the Company’s non-compliance with the interest coverage ratio covenant, any amounts owed under these agreements have been reclassified to current liabilities.  Additionally, the Company is prohibited from borrowing any additional funds under these agreements, and the amounts owed as of January 31, 2009 may be declared immediately due and payable by the lenders.  The lenders have not taken any action in respect to this default, but they may do so in the future.  Through the date of this filing, the Company is in negotiations with banking institutions for a new three year asset-based revolving credit facility for an amount up to $110 million.  Additionally, to provide for available liquidity in the event the $110 million asset-based revolving credit facility is not consummated, the Company has received a commitment for a three year, $50 million asset-based credit facility from Bank of America.  The commitment is subject to the completion of due diligence by Bank of America and the satisfaction of a number of additional customary conditions precedent, certain of which are at the sole discretion of Bank of America. The Company expects that the fees and the interest rates under either of the above facilities will be at current market rates which are significantly higher than those historically paid by the Company, resulting in an increase in interest expense and an adverse impact on financial results.  In the event the $110 million asset-based revolving credit facility or the $50 million asset-based credit facility is not consummated, the Company’s financial condition and results of operations may be materially adversely affected.

U.S. and global credit and equity markets have recently undergone significant disruption, making it difficult for many businesses to obtain financing on acceptable terms.  If these conditions continue or worsen, the Company’s cost of borrowing may increase and it may be more difficult to obtain financing for the Company’s operations or to refinance long-term obligations as they become payable.  In addition, the Company’s borrowing costs can be affected by independent rating agencies’ short and long-term debt ratings which are based largely on the Company’s performance as measured by credit metrics including interest coverage and leverage ratios.  A decrease in these ratings would likely also increase the Company’s cost of borrowing and make it more difficult for it to obtain financing.  A significant increase in the costs the Company incurs in order to finance its operations may have a material adverse impact on its business results and financial condition.

A significant portion of the Company’s business is conducted outside of the United States.  Many factors affecting business activities outside the United States could adversely impact this business.

The Company produces all of its watches and a portion of its proprietary jewelry outside the United States and primarily in Europe and Asia. The Company also generates approximately 45% of its revenue from international sources.

Factors that could affect the business activity vary by region and market and generally include without limitation:

•	instability or changes in social, political and/or economic conditions that could disrupt the trade activity in the countries where the Company’s manufacturers, suppliers and customers are located;
•	the imposition of additional duties, taxes and other charges on imports and exports;
•	changes in foreign laws and regulations;
•	the adoption or expansion of trade sanctions;
•	recessions in foreign economies; and
•	a significant change in currency valuation in specific countries or markets.

The occurrence or consequences of any of these risks could affect the Company’s ability to operate in the affected regions. This could have an adverse effect on the Company’s financial results.

The Company has implemented a new business enterprise system. Any difficulties encountered with respect to such system could disrupt the Company’s operations and data retrieval process.

On February 1, 2009 the Company implemented SAP, which is an end-to-end business enterprise solution, as its core enterprise system.  The implementation of SAP will support the Company’s growth strategy and integrate its global sourcing, wholesale and retail operations, consolidating the business operating systems into a single platform.  Substantially all of the Company’s subsidiaries migrated from the prior systems to SAP for all areas including finance, supply chain, sales and distribution, human resources, quality control and customer service.  The point-of-sale and inventory systems of the retail segment will be implemented separately.  While there were no significant difficulties encountered during the migration to SAP from the prior systems, and the Company did not experience any major disruptions in its operations or its ability to retrieve data or produce and ship product, the implementation is still in its early stages and difficulties may still arise as the Company ramps up operations in SAP during fiscal year 2010.

If the Company is unable to successfully implement its expense reduction plans, its future operating results could suffer.

During the second half of fiscal 2009, the Company implemented expense reduction plans designed to streamline operations, reduce expenses, and improve efficiencies and effectiveness across the Company’s global organization.  In fiscal 2009, the Company recorded a total pre-tax charge of $11.1 million related to the completion of these programs and a restructuring of certain benefit arrangements.  The Company may not be able to fully realize its expense reductions and sustain them in subsequent periods.  In addition, the Company could incur additional unforeseen expenses that may fully or partially offset these expected expense savings.  Furthermore, there are risks that the Company’s human resources could be strained as a result of the streamlining of operations and the reduction of its workforce.  The inability to successfully implement its expense reduction plans could adversely affect the Company’s future financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

The Company leases various facilities in North America, Europe, the Middle East and Asia for its corporate, manufacturing, distribution and sales operations. As of January 31, 2009, the Company’s leased facilities were as follows:

Location	Function	Square Footage	Lease Expiration

Moonachie, New Jersey	Watch assembly, distribution and repair	100,000	July 2019
Paramus, New Jersey	Executive offices	99,000	June 2013
Bienne, Switzerland	Corporate functions, watch sales, distribution, assembly and repair	53,560	January 2012
Kowloon, Hong Kong	Watch sales, distribution and repair	13,960	March 2013
Villers le Lac, France	European service and watch distribution	12,800	January 2016
Markham, Canada	Office, distribution and repair	11,200	August 2012
New York, New York	Public relations office, licensed brand showroom	9,900	August 2016
ChangAn Dongguan, China	Quality control and engineering	7,535	March 2009
Hackensack, New Jersey	Warehouse	6,600	July 2009
Munich, Germany	Watch sales	4,290	January 2012
Shanghai, China	Watch sales	3,200	August 2011
Tokyo, Japan	Watch sales	2,970	July 2010
Coral Gables, Florida	Caribbean office, watch sales	2,880	January 2012
Grenchen, Switzerland	Watch sales	2,800	February 2010
Munich, Germany	Watch repair	2,200	December 2011
Singapore	Watch sales, distribution and repair	970	June 2010
Crown House, United Kingdom	Watch sales	850	July 2009
Dubai, United Arab Emirates	Watch sales	730	July 2009

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

The Company also leases retail space for the operation of 29 Movado Boutiques in the United States, each of which averages 2,200 square feet per store with leases expiring from February 2009 to June 2017.  In addition, the Company leases retail space averaging 1,800 square feet per store with leases expiring from June 2009 to January 2019 for the operation of the Company’s 32 outlet stores in the United States.

The Company believes that its existing facilities are suitable and adequate for its current operations.

Item 3.  Legal Proceedings

From time to time the Company is involved in routine litigation incidental to the conduct of its business as both plaintiff and defendant, including proceedings to protect its trademark rights, collection actions against customers for the non-payment of goods sold and litigation with present and former employees. Although litigation with present and former employees is routine and incidental to the conduct of the Company’s business, as well as for any business employing significant numbers of U.S.-based employees, such litigation can sometimes result in large monetary awards when a civil jury is allowed to determine compensatory and/or punitive damages.

In the case of Bertha V. Norman, et al. v. Movado Company Store, United States District Court, Central District of California, 2008-cv-6691, plaintiffs seek unspecified damages based on alleged claims against Movado Retail Group, Inc. (“MRG”) for: failure to allow meal periods and rest periods; failure to pay minimum wages and overtime wages; failure to provide itemized wage statements;  violation of the California business and professions code; and failure to pay wages due at termination and seeking waiting time penalties pursuant to the California labor code. The complaint, originally filed in California state court, was served on MRG in September, 2008. MRG removed the case to Federal court in October 2008. MRG has denied plaintiff’s allegations and intends to vigorously defend the case.  The Company believes that the outcome of this claim, and all other pending legal proceedings in the aggregate, will not have a material adverse effect on the Company’s business or consolidated financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of fiscal 2009.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 23, 2009, there were 52 holders of record of Class A Common Stock and, the Company estimates, 6,900 beneficial owners of the common stock represented by 514 holders of record.  The common stock is traded on the New York Stock Exchange under the symbol “MOV” and on March 23, 2009, the closing price of the common stock was $7.72. The quarterly high and low split-adjusted closing prices for the fiscal years ended January 31, 2009 and 2008 were as follows:

	Fiscal Year Ended		Fiscal Year Ended
	January 31, 2009		January 31, 2008
Quarter Ended	Low	High	Low	High

April 30	$17.38	$26.02	$27.53	$34.58
July 31	$18.91	$23.09	$28.24	$34.66
October 31	$12.06	$25.59	$27.55	$34.48
January 31	$6.64	$15.09	$21.41	$30.97

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

On March 27, 2007, the Board of Directors approved an increase in the quarterly cash dividend rate from $0.06 to $0.08 per share.  On January 15, 2009, the Board approved a decrease in the quarterly cash dividend rate from $0.08 to $0.05 per share.  On April 9, 2009, the Company announced that the Board has decided to discontinue the quarterly cash dividend.  The declaration and payment of future dividends, if any, needs to be approved by the Board and will depend upon the Company’s profitability, financial condition, capital and surplus requirements, future prospects, terms of indebtedness and other factors deemed relevant by the Board.   See Notes 4 and 5 to the Consolidated Financial Statements regarding contractual restrictions on the Company’s ability to pay dividends.

Cash dividends paid were $5.9 million, $8.3 million and $6.2 million in fiscal years 2009, 2008 and 2007, respectively.  As of January 15, 2009, the Company declared a $1.2 million cash dividend, which was subsequently paid in February 2009.

On December 4, 2007, the Board of Directors authorized a program to repurchase up to one million shares of the Company’s common stock.  Shares of common stock were repurchased from time to time as market conditions warranted through open market transactions.  The objective of the program was to reduce or eliminate earnings per share dilution caused by the shares of common stock issued upon the exercise of stock options and in connection with other equity based compensation plans.  As of April 14, 2008, the Company had completed the one million share repurchase during the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009, at a total cost of approximately $19.4 million, or $19.41 per share.

On April 15, 2008, the Board of Directors announced a new authorization to repurchase up to an additional one million shares of the Company’s common stock.  Under this authorization, the Company has the option to repurchase shares over time, with the amount and timing of repurchases depending on market conditions and corporate needs.  The Company entered into a Rule 10b5-1 plan to facilitate repurchases of its shares under this authorization.  A Rule 10b5-1 plan permits a company to repurchase shares at times when it might otherwise be prevented from doing so, provided the plan is adopted when the company is not aware of material non-public information.  The Company may suspend or discontinue the repurchase of stock at any time.  Under this share repurchase program, as of January 31, 2009, the Company had repurchased a total of 937,360 shares of common stock in the open market during the first and second quarters of fiscal year 2009 at a total cost of approximately $19.5 million or $20.79 per share.

In addition to the shares repurchased pursuant to the Company’s share repurchase programs, an aggregate of 102,662 shares have been repurchased during the twelve months ended January 31, 2009, as a result of the surrender of shares in connection with the vesting of certain stock awards and the exercise of certain stock options.  At the election of an employee, upon the vesting of a stock award or the exercise of a stock option, shares having an aggregate value on the vesting or the exercise date as the case may be, equal to the employee’s withholding tax obligation may be surrendered to the Company by netting them from the vested shares issued.  Similarly, shares having an aggregate value equal to the exercise price of an option may be tendered to the Company in payment of the option exercise price and netted from the shares issued upon the option exercise.

The following table summarizes information about the Company’s purchases for the year ended January 31, 2009 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934:

Issuer Repurchase of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2008 - February 29, 2008	148,500	$20.14	148,500	807,543
March 1, 2008 - March 31, 2008	406,750	$18.60	406,750	400,793
April 1, 2008 - April 14, 2008	422,066	$19.51	400,793	-
April 15, 2008 - April 30, 2008	238,491	$20.30	238,115	761,885
May 1, 2008 - May 31, 2008	286,733	$21.59	286,539	475,346
June 1, 2008 - June 30, 2008	396,006	$20.55	396,006	79,340
July 1, 2008 - July 31, 2008	16,700	$20.08	16,700	62,640
September 1, 2008 - September 30, 2008	78,884	$23.22	-	62,640
January 1, 2009 - January 31, 2009	1,935	$22.27	-	62,640
Total	1,996,065	$20.12	1,893,403	62,640

PERFORMANCE GRAPH

The performance graph set forth below compares the cumulative total shareholder return of the Company’s common stock for the last five fiscal years through the fiscal year ended January 31, 2009 with that of the Broad Market (NYSE Stock Market – U.S. Companies), the S&P SmallCap 600 index and the Russell 2000 index.  Each index assumes an initial investment of $100 on January 31, 2004 and the reinvestment of dividends (where applicable).

Company Name / Index	1/31/04	1/31/05	1/31/06	1/31/07	1/31/08	1/31/09

Movado Group, Inc.	100.0	129.1	135.3	207.6	177.2	57.3
NYSE (U.S. Companies)	100.0	108.4	121.7	140.7	137.4	89.6
S&P SmallCap 600 Index	100.0	116.5	139.1	150.8	140.1	88.7
Russell 2000 Index	100.0	108.7	129.2	142.7	128.7	81.3

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

	Fiscal Year Ended January 31,
	2009	2008	2007	2006	2005
Statement of income data:
Net sales (1)	$460,857	$559,550	$532,865	$470,941	$418,966
Cost of sales	173,225	222,868	209,922	184,621	168,818
Gross profit (1)	287,632	336,682	322,943	286,320	250,148
Selling, general and administrative (2) (3) (4) (5)	284,242	285,905	270,624	238,283	215,072
Operating income (1) (2) (3) (4) (5)	3,390	50,777	52,319	48,037	35,076
Other income, net (6) (7) (8) (9)	681	-	1,347	1,008	1,444
Interest expense	(2,915)	(3,472)	(3,785)	(4,574)	(3,544)
Interest income	2,132	4,666	3,280	465	114
Income before taxes and minority interests	3,288	51,971	53,161	44,936	33,090
Provision / (benefit) for income taxes (10) (11) (12) (13) (14)	736	(9,471)	2,890	18,319	6,783
Minority interests	237	637	133	-	-
Net income	$2,315	$60,805	$50,138	$26,617	$26,307
Net income per share-Basic (15)	$0.09	$2.33	$1.95	$1.05	$1.06
Net income per share-Diluted (15)	$0.09	$2.23	$1.87	$1.02	$1.03
Basic shares outstanding (15)	24,782	26,049	25,670	25,273	24,708
Diluted shares outstanding (15)	25,554	27,293	26,794	26,180	25,583
Cash dividends declared and paid per share (15)	$0.29	$0.32	$0.24	$0.20	$0.16
Balance sheet data (end of period):
Working capital (16)	$306,168	$419,632	$383,422	$366,530	$303,225
Total assets	$563,990	$646,216	$577,618	$549,919	$477,074
Total long-term debt (16)	$-	$60,895	$80,196	$109,955	$45,000
Shareholders’ equity	$398,960	$463,195	$378,381	$321,678	$316,557

(1)
Fiscal 2008 net sales includes a non-cash charge for estimated returns in the amount of $15.0 million and gross profit and operating income include a non-cash charge of $11.0 million, related to the closing of certain wholesale customer doors in the U.S.

(2)	Fiscal 2009 includes a pre-tax charge of $11.1 million associated with the Company’s expense reduction initiatives and a restructuring of certain benefit arrangements.
(3)	Fiscal 2009 includes a non-cash impairment charge of $4.5 million recorded in accordance with SFAS No. 144, “Accounting for Impairment of Long-Lived Assets”.
(4)	Fiscal 2007 includes a one-time benefit of $2.2 million for an out-of-period adjustment related to foreign currency.
(5)	Fiscal 2005 includes a non-cash impairment charge of $2.0 million recorded in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.
(6)	The fiscal 2009 other income consists of a pre-tax gain of $0.7 million on the collection of life insurance proceeds from policies covering the Company’s former Chairman.
(7)
The fiscal 2007 other income consists of a pre-tax gain of $0.8 million on the sale of artwork, a pre-tax gain of $0.4 million on the sale of a building and a pre-tax gain of $0.1 million on the sale of rights to a web domain name.

(8)
The fiscal 2006 other income consists of a pre-tax gain of $2.6 million on the sale of a building offset by a pre-tax loss of $1.6 million representing the impact of the discontinuation of foreign currency cash flow hedges because it was not probable that the forecasted transactions would occur by the end of the originally specified time period.

(9)	The fiscal 2005 other income consists of a $1.4 million litigation settlement.
(10)
The fiscal 2009 effective tax rate of 22.4% includes tax accrued on the future repatriation of foreign earnings of $7.4 million somewhat offset by a release of valuation allowances on foreign tax losses of $3.0 million.

(11)
The fiscal 2008 effective tax benefit of $9.5 million, or rate of -18.2%, reflects a result of the recognition of previously unrecognized tax benefits due to the settlement of the IRS audit for fiscal years 2004 through 2006 ($12.5 million) and the release of valuation allowances in whole or part on Swiss and UK tax losses ($7.6 million).

(12)	The fiscal 2007 effective tax rate of 5.4% reflects a partial release of the valuation allowance on Swiss tax losses.
(13)	The fiscal 2006 effective tax rate of 40.8% reflects a tax charge of $7.5 million associated with repatriated foreign earnings under the American Jobs Creation Act of 2004.
(14)	The fiscal 2005 effective tax rate of 20.5% reflects the adjustments in the fourth quarter relating to refunds from a retroactive Swiss tax ruling and a favorable U.S. tax accrual adjustment.
(15)	For all periods presented, basic and diluted shares outstanding, and the related “per share” amounts reflect the effect of the fiscal 2005 two-for-one stock split.
(16)
The Company defines working capital as current assets less current liabilities.  In fiscal 2009 the Company reclassified $65.0 million of outstanding debt from non-current liabilities to current liabilities, due to the non-compliance with the interest coverage ratio covenant under certain of its current debt agreements.

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

The primary factors that influence annual sales are general economic conditions in the Company’s U.S. and international markets, new product introductions, the level and effectiveness of advertising and marketing expenditures and product pricing decisions.  Economic conditions both in the United States and around the world have deteriorated since the beginning of fiscal 2009 and over the course of the last quarter ended January 31, 2009.  As the events that have caused this deterioration continue to unfold, the Company does not have significant, meaningful visibility into the future effects they could have on the U.S. and the global economy. A prolonged economic deterioration and its impact on consumer spending will likely have a negative impact on the Company’s sales and financial results into fiscal 2010.

Approximately 45% of the Company’s total sales are from international markets and therefore reported sales made in those markets are affected by foreign exchange rates. The Company’s international sales are billed in local currencies (predominantly Euros and Swiss francs) and translated to U.S. dollars at average exchange rates for financial reporting purposes.

The Company’s business is seasonal.  There are two major selling seasons in the Company’s markets: the spring season, which includes school graduations and several holidays and, most importantly, the Christmas and holiday season. Major selling seasons in certain international markets center on significant local holidays that occur in late winter or early spring.  The Company’s net sales historically have been higher during the second half of the fiscal year.  The second half of each year accounted for 49.9%, 57.0%, and 57.9% of the Company’s net sales for the fiscal years ended January 31, 2009, 2008, and 2007, respectively.  In fiscal 2009, the Company did not experience the usual seasonality of its business due to the downturn in the economy, which resulted in the percentage of net sales for the second half of the fiscal year not being comparable to that in previous years.

The Company’s retail operations consist of 29 Movado Boutiques and 32 outlet stores located throughout the United States. The Company does not have any retail operations outside of the United States.

The significant factors that influence annual sales volumes in the Company’s retail operations are similar to those that influence U.S. wholesale sales.  In addition, many of the Company’s outlet stores are located near vacation destinations and, therefore, the seasonality of these stores is driven by the peak tourist seasons associated with these locations.

In fiscal year 2008, as part of the Company’s Movado brand strategy, the Company streamlined the Movado brand wholesale distribution in the United States from 4,000 wholesale customer doors to approximately 2,600 doors, representing a 35% reduction.  A wholesale customer door could be either a single store within a department store chain or an independent jewelry store.  These least productive doors represented approximately $10.0 million of Movado brand sales during the year ended January 31, 2008, or less than 2% of the Company’s consolidated revenue.  The Company recorded a one-time accrual of $15.0 million during its 2008 fiscal year related to future sales returns associated with the reduction of these wholesale customer doors.  These sales returns were completed during fiscal 2009.

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

Gross margins vary among the brands included in the Company’s portfolio and also among watch models within each brand.  Watches in the luxury category generally earn lower gross margin percentages than watches in the accessible luxury category.  Excluding liquidation sales of excess discontinued inventory in the prior year, fiscal 2009 gross margins in the Company’s wholesale segment declined as the accessible luxury category represented a smaller percentage of total sales.  Gross margins in the Company’s outlet business are lower than those of the wholesale business since the outlets primarily sell seconds and discontinued models that generally command lower selling prices.  Gross margins in the Movado Boutiques are affected by the mix of product sold.  The margins from the sale of watches are greater than those from the sale of jewelry and accessories.  Gross margins from the sale of watches in the Movado Boutiques also exceed those of the wholesale business since the Company earns margins from manufacture to point of sale to the consumer.  During the fourth quarter of fiscal 2009, the Movado Boutiques recorded lower gross margins when compared to the prior year resulting from more in-store promotions.

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

Since a substantial amount of the Company’s product costs are incurred in Swiss francs, fluctuations in the U.S. dollar/Swiss franc exchange rate can impact the Company’s cost of goods sold and, therefore, its gross margins.  The Company hedges a portion of its Swiss franc purchases using a combination of forward contracts and purchased currency options.  The Company’s hedging program had the effect of minimizing the exchange rate impact on product costs and gross margins for fiscal years 2009, 2008, and 2007.  Additionally, a portion of the Company’s net sales are recorded in its foreign subsidiaries in a currency other than the local currency of that subsidiary.  This predominantly occurs in the Company’s Hong Kong and Swiss subsidiaries when they sell to Euro-based customers.  This exposure is not hedged by the Company.  Any fluctuation in the Euro exchange rate in relation to the Hong Kong dollar and Swiss franc would have an effect on these sales that are recorded in Euro.  The currency effect on these Euro sales has an equal effect on their recorded gross profit since the costs of these sales are recorded in the entities’ respective local currency.

Selling, General and Administrative (“SG&A”) Expenses. The Company’s SG&A expenses consist primarily of marketing, selling, distribution and general and administrative expenses.  During the second half of fiscal 2009, the Company announced initiatives designed to streamline operations, reduce expenses, and improve efficiencies and effectiveness across the Company’s global organization.    In fiscal 2009, the Company recorded a total pre-tax charge of $11.1 million related to the completion of these programs and a restructuring of certain benefit arrangements.  See Note 20 to the Consolidated Financial Statements included in this report.  Additionally, the Company recorded a non-cash pre-tax impairment charge of $4.5 million consisting of property, plant and equipment, related to five Movado Boutiques.

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

Interest Expense.  The Company records interest expense on its private placement notes as well as on its revolving credit facilities.  Through the date of this filing, the Company is in negotiations with banking institutions to establish a new asset-based credit agreement which, if consummated, would replace current facilities that have favorable interest rates when compared to rates generally available in the current market.  As a result, the Company expects that future levels of interest expense will increase.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and those significant policies are more fully described in Note 1 to the Company’s Consolidated Financial Statements.  The preparation of these financial statements and the application of certain critical accounting policies require management to make judgments based on estimates and assumptions that affect the information reported. On an on-going basis, management evaluates its estimates and judgments, including those related to sales discounts and markdowns, product returns, bad debt, inventories, income taxes, warranty obligations, impairments and contingencies and litigation.  Management bases its estimates and judgments about the carrying values of assets and liabilities that are not readily apparent from other sources on historical experience, contractual commitments and on various other factors that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.  Management believes the following are the critical accounting policies requiring significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

In the wholesale segment, the Company recognizes revenue upon transfer of title and risk of loss in accordance with its FOB shipping point terms of sale and after the sales price is fixed and determinable and collectability is reasonably assured.  In the retail segment, transfer of title and risk of loss occurs at the time of register receipt.  The Company records estimates for sales returns, volume-based programs and sales and cash discount allowances as a reduction of revenue in the same period that the sales are recorded.  These estimates are based upon historical analysis, customer agreements and/or currently known factors that arise in the normal course of business.  While returns have historically been within the Company’s expectations and the provisions established, future return rates may differ from those experienced in the past.  In the event that returns are authorized at a rate significantly higher than the Company’s historic rate, the resulting returns could have an adverse impact on its operating results for the period in which such results materialize.  In the fourth quarter of fiscal 2008, the Company recorded a one-time charge of $15.0 million related to estimated sales returns associated with the streamlining of the Movado brand wholesale distribution in the U.S. consisting of the planned reduction of approximately 1,400 wholesale customer doors.  These sales returns were completed during fiscal 2009.

Allowance for Doubtful Accounts

Accounts receivable are reduced by an allowance for amounts that may be uncollectible in the future.  Estimates are used in determining the allowance for doubtful accounts and are based on an analysis of the aging of accounts receivable, assessments of collectability based on historic trends, the financial condition of the Company’s customers and an evaluation of economic conditions.  In general, while the actual bad debt losses have historically been within the Company’s expectations and the allowances established, there can be no guarantee that the Company will continue to experience the same bad debt loss rates in the future. As of January 31, 2009, except for those accounts provided for in the reserve for doubtful accounts, the Company knew of no situations with any of the Company’s major customers which would indicate the customer’s inability to make their required payments.

Inventories

The Company values its inventory at the lower of cost or market.  The Company’s U.S. inventory is valued using the first-in, first-out (FIFO) method.  The cost of finished goods and component inventories, held by international subsidiaries, are determined using average cost. The Company’s management regularly reviews its sales to customers and customers’ sell-through at retail to evaluate the adequacy of inventory reserves. Inventory classified as discontinued, together with the related component parts which can be assembled into saleable finished goods, is sold primarily through the Company’s outlet stores. When management determines that finished product is unsaleable or that it is impractical to build the remaining components into watches for sale, a reserve is established for the cost of those products and components to value the inventory at the lower of cost or market. During the fiscal year ended January 31, 2009, the Company went through a process of scrapping unsaleable inventory and components which were reserved for and recorded as cost of sales in previous fiscal years.

Additionally in fiscal year 2009, the Company conducted its ongoing review of unsaleable inventory and associated components resulting in no material changes to existing reserves.  During the fiscal years ended January 31, 2008 and 2007, the Company conducted an in depth review of all its discontinued components and watches.  In doing so, the Company made an economic decision to convert these excess quantities of discontinued inventory into cash.  As a result, the Company engaged in a liquidation through an independent third party to sell the excess product for cash.  In addition, where it was not deemed economically feasible to invest the time, effort and/or cost, the Company initiated efforts to cleanse the inventory and scrap the product.  The Company’s estimates, based on which it establishes its inventory reserves, could vary significantly, either favorably or unfavorably, from actual requirements depending on future economic conditions, customer inventory levels or competitive conditions.

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

The Company performs an impairment review of its long-lived assets once events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  When such a determination has been made, management compares the carrying value of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss is recognized during that period. The impairment loss is calculated as the difference between asset carrying values and the fair value of the long-lived assets.

During the fourth quarter of fiscal 2009, the Company determined that the carrying value of its long-lived assets with respects to five Movado Boutiques was not recoverable. The impairment review was performed pursuant to SFAS No. 144 because of the economic downturn in the U.S. that had a negative effect on the Company’s fourth quarter ended January 31, 2009, the retail segment's largest quarter of the year in terms of sales and profitability.  The deteriorating economy negatively affected the Boutiques' sales volumes.  As a result, the Company recorded a non-cash pre-tax impairment charge of $4.5 million consisting of property, plant and equipment. The charge was calculated as the difference between the assets’ carrying values and their estimated fair value.  For the purposes of this calculation, fair value was determined using a discounted cash flow calculation.  The impairment charge is included in the selling, general and administrative expenses in the fiscal 2009 Consolidated Statements of Income.

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

SFAS No. 123(R) requires that compensation expense for equity instruments be accrued based on the estimated number of instruments for which the requisite service is expected to be rendered.  Additionally, for performance based awards, compensation expense should be accrued only if it is probable that the performance condition will be achieved.  The Company reviews the estimates of forfeitures and the probability of performance conditions being achieved at each reporting period.  Any changes to compensation expense as a result of a change in these estimates are reflected in the period of change.  During fiscal 2009, as a result of the deteriorating global economy, it became apparent that the performance goals for certain Long Term Incentive Plan grants would not be achieved.  This resulted in the reversal of previously accrued stock-based compensation expenses of approximately $3.2 million.

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

The Company adopted the provisions of the FIN 48, “Accounting for Uncertainty in Income Taxes”, on February 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109.  FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions.  The Company previously recognized income tax positions based on management’s estimate of whether it was reasonably possible that a liability had been incurred for unrecognized tax benefits by applying SFAS No. 5, Accounting for Contingencies.  The provisions of FIN 48 became effective for the Company on February 1, 2007.  For additional information related to income taxes see Note 8 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following is a discussion of the results of operations for fiscal 2009 compared to fiscal 2008 and fiscal 2008 compared to fiscal 2007 along with a discussion of the changes in financial condition during fiscal 2009.

The following are net sales by business segment (in thousands):

	Fiscal Year Ended January 31,
	2009	2008	2007
Wholesale:
United States	$165,829	$235,093	$279,465
International	205,520	231,338	166,209
Retail	89,508	93,119	87,191
Net sales	$460,857	$559,550	$532,865

The following table presents the Company’s results of operations expressed as a percentage of net sales for the fiscal years indicated:

	Fiscal Year Ended January 31,
	2009	2008	2007
	% of net sales	% of net sales	% of net sales

Net sales	100.0%	100.0%	100.0%
Gross margin	62.4%	60.2%	60.6%
Selling, general and administrative expenses	61.7%	51.1%	50.8%
Operating income	0.7%	9.1%	9.8%
Other income	0.2%	0.0%	0.3%
Interest expense	0.6%	0.6%	0.7%
Interest income	0.5%	0.8%	0.6%
Provision / (benefit) for income taxes	0.2%	(1.7)%	0.5%
Minority interests	0.1%	0.1%	0.1%
Net income	0.5%	10.9%	9.4%

Fiscal 2009 Compared to Fiscal 2008

Net Sales

Net sales in fiscal 2009 were $460.9 million, below prior year by $98.7 million or 17.6%.  For fiscal 2008, liquidation sales of excess discontinued inventory were $31.1 million.  In addition, net sales in fiscal 2008 included a one-time charge of $15.0 million related to estimated future sales returns associated with the streamlining of the Movado brand wholesale distribution in the U.S. which consisted of the reduction of approximately 1,400 wholesale customer doors.  Excluding the liquidation of excess discontinued inventory and the charge for the reduction of wholesale customer doors in fiscal 2008, fiscal 2009 net sales were below prior year by $82.6 million, or 15.2%.  As a result of the weaker average U.S. dollar during fiscal 2009 when compared to the prior year, and the resulting translation of the international subsidiaries’ financial results, the effect of foreign currency translation increased fiscal 2009 net sales by $7.6 million when compared to the prior year.

United States Wholesale Net Sales

Net sales in fiscal 2009 in the U.S. wholesale segment were $165.8 million, representing a 29.5% decrease from prior year sales of $235.1 million.  For fiscal 2008, liquidation sales of excess discontinued inventory in the U.S. wholesale segment were $14.2 million.  In addition, net sales in fiscal 2008 included a one-time charge of $15.0 million related to estimated future sales returns associated with the streamlining of the Movado brand wholesale distribution in the U.S. which consisted of the reduction of wholesale customer doors.  Excluding the liquidation of excess discontinued inventory and the charge for the reduction of the wholesale customer doors in fiscal 2008, fiscal 2009 net sales were below prior year by $70.1 million, or 29.7%.  (The remaining discussion in this paragraph excludes the impact of the liquidation sales of excess discontinued inventory and the charge for the reduction of wholesale customer doors in fiscal 2008).  The decrease in U.S. wholesale net sales of $70.1 million was primarily due to lower sales in the accessible luxury category of $62.7 million, or 37.0% below the prior year.  Additionally, lower sales were recorded in the luxury category of $7.1 million.  The lower sales recorded in both the luxury and accessible luxury categories are primarily attributable to the unfavorable impact of the deteriorating global economy.  Sales in the licensed brand category were above prior year by $1.6 million.  The increase in licensed brand sales was primarily driven by market expansion and growth in the newer licensed brands.

International Wholesale Net Sales

Net sales in fiscal 2009 in the international wholesale segment were $205.5 million, representing an 11.2% decrease from prior year sales of $231.3 million.  For fiscal 2008, liquidation sales of excess discontinued inventory in the international wholesale segment were $16.9 million.  Excluding the liquidation of excess discontinued inventory in fiscal 2008, fiscal 2009 net sales were below prior year by $8.9 million, or 4.1%.  (The remaining discussion in this paragraph excludes the impact of the liquidation sales of excess discontinued inventory in fiscal 2008).  The decrease in international net sales of $8.9 million was primarily due to lower sales in the luxury category of $9.6 million or 15.0% below the prior year.  Lower sales were also recorded in the accessible luxury category of $8.9 million or 19.6%.  The lower sales recorded in both the luxury and accessible luxury categories are primarily attributable to the unfavorable impact of the deteriorating global economy.  Net sales in the licensed brand category were above prior year by $9.3 million or 9.6%.  This increase was primarily the result of international market expansion as well as growth in the newer licensed brands.  As a result of the weaker average U.S. dollar during fiscal 2009 when compared to the prior year, and the resulting translation of the international subsidiaries’ financial results, the effect of foreign currency translation increased net sales for fiscal 2009 by $7.6 million when compared to the prior year.

Retail Net Sales

Net sales in fiscal 2009 in the retail segment were $89.5 million, representing a 3.9% decrease from prior year sales of $93.1 million.  The decrease in sales was the net result of lower sales in the Movado Boutiques, partially offset by higher sales in the outlet stores.  Sales in the Movado Boutiques were below prior year by 16.4%.  The decrease in sales was driven by a decline in comparable store sales of

17.3%, primarily attributable to the unfavorable impact of the deteriorating U.S. economy.  Sales in the outlet stores increased by 6.3%, driven by an increase in comparable store sales of 6.9%.  The Company operated 32 outlet stores and 29 Movado Boutiques as of January 31, 2009, compared to 32 outlet stores and 30 Movado Boutiques as of January 31, 2008.

The Company considers comparable store sales to be sales of stores that were open as of February 1st of the last year through January 31st of the current year.  The Company had 27 comparable Movado Boutiques and 29 comparable outlet stores for the year ended January 31, 2009.  The sales from stores that have been relocated, renovated or refurbished are included in the calculation of comparable store sales.  The method of calculating comparable store sales varies across the retail industry.  As a result, the calculation of comparable store sales may not be the same as measures reported by other companies.

Gross Profit

Gross profit for the 2009 fiscal year was $287.6 million or 62.4% of net sales as compared to $336.7 million or 60.2% of net sales in the prior year.  The decrease in gross profit of $49.1 million was primarily the result of the decrease in sales volume.  The gross margin percentage was negatively impacted in fiscal 2008 by the liquidation sales of excess discontinued inventory.  Excluding the liquidation sales of excess discontinued inventory, the gross margin percentage was 64.0% for fiscal year 2008, compared to 62.4% in the current year.  This decrease in gross margin percentage was primarily the result of the mix of sales by business as the high margin accessible luxury category represented a lower percentage of total sales year-over-year.  The decrease in gross margin percentage can also be attributed to lower margins in the Movado Boutiques resulting from in-store promotions in effect during the fourth quarter of fiscal 2009.

Selling, General and Administrative

SG&A expenses for fiscal 2009 were $284.2 million as compared to $285.9 million in the prior year. The decrease of $1.7 million or 0.6% was driven by lower performance-based compensation expense of $11.7 million which was the result of paying no bonuses for fiscal 2009 as well as the reversal of previously accrued performance-based grants.  Expense reductions were also recorded as a result of the Company’s initiatives to streamline operations and reduce expenses.  These included lower marketing expenses in fiscal 2009 of $7.8 million, a reduction of discretionary spending on consulting and other outside services of $2.5 million, lower payroll and related expenses of $2.3 million, primarily the result of headcount reductions, and lower travel and related expenses of $1.1 million.  These expense savings in fiscal 2009 were offset by $11.1 million of severance related costs associated with the Company’s expense reduction initiatives and a restructuring of certain benefit arrangements, the unfavorable impact of foreign exchange from translating the European subsidiaries’ financial results of $5.0 million, increased expenses of $2.1 million in the Company’s growing joint venture operations in Europe and higher provisions for bad debt of $0.9 million.  In addition, the Company recorded a non-cash charge of $4.5 million in fiscal 2009 for the impairment of long-lived assets associated with five Movado Boutique locations.

Wholesale Operating Income

Operating income in the wholesale segment decreased by $41.5 million in fiscal 2009 to $8.7 million.  The decrease was the net result of a reduction in gross profit of $45.5 million, partially offset by the decrease in SG&A expenses of $4.0 million.  The reduction in gross profit of $45.5 million was primarily the result of the decrease in sales volume year-over-year.  The decrease in SG&A expenses of

$4.0 million related principally to a reduction in performance based compensation expense of $11.7 million and expense reductions associated with the Company’s initiatives to streamline operations.  These included a reduction in marketing expenses of $6.2 million, a reduction of discretionary spending on consulting and other outside services of $2.5 million, a reduction in payroll and related expenses of $2.3 million and a reduction in travel and related expenses of $1.1 million.  These expense savings were offset by $11.1 million of additional severance related costs in fiscal 2009 associated with the Company’s expense reduction initiatives and a restructuring of certain benefit arrangements, the unfavorable impact of foreign exchange from translating the European subsidiaries’ financial results of $5.0 million, increased expenses of $2.1 million in the Company’s growing joint ventures and higher provisions for bad debt of $0.9 million.

Retail Operating Income (Loss)

Operating loss of $5.3 million was recorded in the retail segment in fiscal 2009 compared to an operating income of $0.6 million recorded for fiscal 2008.  The $5.9 million decrease in profit was the result of a reduction in gross profit of $3.6 million and an increase in SG&A expenses of $2.3 million.  The decrease in gross profit was attributable to lower sales volume, as well as the lower gross profit percentage achieved, year-over-year.  The lower sales volume was primarily the result of the deteriorating U.S. economy.  The lower gross profit percentage was primarily the result of lower margins in the Movado Boutiques resulting from in-store promotions in effect during the fourth quarter of fiscal 2009.  The increase in SG&A expenses was primarily the result of a non-cash charge of $4.5 million in fiscal 2009 for the impairment of long-lived assets associated with five Movado Boutique locations, partially offset by reductions in marketing and payroll and related expenses as a result of the Company’s cost savings initiatives.

Interest Expense

Interest expense for fiscal 2009 was $2.9 million as compared to $3.5 million in the prior year period.  Interest expense declined due to lower borrowings somewhat offset by a higher average borrowing rate.  Average borrowings were $59.9 million for fiscal 2009 compared to average borrowings of $70.9 million for fiscal 2008.

For borrowings data for the years ended January 31, 2009 and 2008, see Notes 4 and 5 to the Consolidated Financial Statements.

Interest Income

Interest income was $2.1 million for fiscal 2009 as compared to $4.7 million for the prior year.  The lower interest income resulted from a decrease in cash balances invested and a lower average interest rate earned.

Other Income

The Company recorded other income for fiscal 2009 of $0.7 million resulting from a pre-tax gain on the collection of life insurance proceeds from policies covering the Company’s former Chairman.

Income Taxes

Income taxes recorded for the twelve months ended January 31, 2009 was an expense of $0.7 million, compared to a benefit of $9.5 million recorded for the twelve months ended January 31, 2008.  The tax recorded for fiscal 2009 resulted in a 22.4% effective tax rate which included tax accrued on the future repatriation of foreign earnings of $7.4 million somewhat offset by a release of valuation allowances on foreign tax losses of $3.0 million.  Excluding the tax accrued on repatriated earnings and the effect of the release of the valuation allowances on foreign tax losses, the provision for taxes was a benefit of $3.7 million.  This was primarily attributed to the income and loss mix by tax jurisdiction as taxable losses were recorded in the U.S. compared to net taxable income in the Company’s foreign entities.  The tax rates in the U.S. generally are higher in relation to foreign jurisdictions.  The tax on income for fiscal 2008 was the net result of an effective tax rate on base business operations of 20.6%, which was more than offset by the recognition of a $12.5 million previously unrecognized tax benefit as a result of the effective settlement of the IRS audit (see Note 8 to the Consolidated Financial Statements). The tax on income was also favorably impacted by the Company’s expected utilization of a greater portion of its net operating loss carryforwards.

Net Income

For fiscal 2009, the Company recorded net income of $2.3 million as compared to $60.8 million for the prior year.

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

United States Wholesale Net Sales

Net sales in the U.S. wholesale segment were $235.1 million, representing a 15.9% decrease from prior year sales of $279.5 million.  The decrease of $44.4 million was primarily due to lower sales in the accessible luxury category of $37.7 million or 19.1% over the prior year.  The lower sales is attributable to a $20.5 million reduction in volume, which was primarily the result of lower holiday replenishment sales, a one-time charge of $15.0 million related to estimated future sales returns and lower liquidation sales of excess discontinued inventory of $2.2 million.  Additionally, lower sales were recorded in the luxury category of $7.1 million due to the repositioning of the Concord brand.  The licensed brand category was flat year on year.

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

Retail Net Sales

Net sales in the retail segment were $93.1 million, representing a 6.8% increase above prior year sales of $87.2 million.  The increase was driven by an overall 8.9% increase in outlet store sales, resulting from higher sales from non-comparable stores.  Comparable outlet store sales were relatively flat year over year.  Sales in the Movado Boutiques were above prior year by 4.3%, resulting from higher sales from non-comparable stores.  Comparable store sales in the Movado Boutiques decreased by 2.3% when compared to prior year.  The Company operated 32 outlet stores and 30 Movado Boutiques as of January 31, 2008, compared to 30 outlet stores and 31 Movado Boutiques as of January 31, 2007.

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

Wholesale Operating Income

Operating income in the wholesale segment increased by $2.1 million to $50.2 million.  The increase was the net result of an increase in gross profit of $11.7 million, somewhat offset by the increase in SG&A expenses of $9.6 million.  The increase in gross profit of $11.7 million was primarily the result of an increase in sales volume over the prior year.  The increase in sales volume was primarily the net result of higher sales in the international licensed brands and higher liquidation sales of excess discontinued inventory, somewhat offset by the one-time charge related to estimated future sales returns.  The increase in SG&A expenses of $9.6 million related principally to higher marketing spending of $7.3 million as the Company continues to invest in brands, the negative impact of foreign exchange from translating the European subsidiaries’ financial results of $2.9 million, increased third party fees of $2.2 million primarily related to the Movado brand strategy, the negative impact of the prior year out-of-period adjustment of $2.2 million related to foreign currency and increased expenses of $1.6 million in consolidating the Company’s joint venture operations in France, Germany and the United Kingdom.  These increases were somewhat offset by lower accounts receivable related expense of $6.5 million.

Retail Operating Income

Operating income of $0.6 million and $4.2 million was recorded in the retail segment for the fiscal years ended January 31, 2008 and 2007, respectively.  The $3.6 million decrease was the net result of an increase in gross profit of $2.1 million, more than offset by an increase in SG&A expenses of $5.7 million.  The increased gross profit was primarily attributable to higher sales.  The increase in SG&A expenses was primarily the result of increased selling and occupancy expenses due to the opening of new stores during fiscal 2008 and the full year impact of stores opened in the prior fiscal year.

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

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2009, the Company had $86.6 million of cash and cash equivalents as compared to $169.6 million at the end of the prior year.

Cash used in operating activities was $20.9 million for the year ended January 31, 2009, compared to cash generated by operating activities of $83.6 million in fiscal 2008.  The change from fiscal 2008 to fiscal 2009 was primarily due to a decrease in net income in fiscal 2009 of $58.5 million and an increase in inventory of $36.1 million, partially offset by a decrease in accounts receivable.  Cash generated by operating activities in fiscal 2007 was $67.8 million.  In the fiscal years ended January 31, 2008 and 2007, the Company generated cash from operations of $83.6 million and $67.8 million, respectively.  Historically, cash generated by operating activities has been the Company’s primary source of cash to fund its growth initiatives, pay down debt and to pay dividends.  Cash flow from operations for fiscal 2008 and 2007 was driven by net income of $60.8 million and $50.1 million, respectively.

Accounts receivable at January 31, 2009 were $76.7 million as compared to $94.3 million in the comparable prior year period.   Foreign currency translation had the effect of decreasing the accounts receivable at January 31, 2009 by $3.9 million.  Excluding this decrease, accounts receivable was below prior year by $13.7 million.  The decrease in receivables is attributed to the effect of a lower sales volume due to the downturn in the economy.  The accounts receivable days outstanding were 71 days and 60 days for the fiscal years ended January 31, 2009 and 2008, respectively.  This change was the result of customers managing their cash levels closely.

Inventories at January 31, 2009 were $228.9 million as compared to $205.1 million in the comparable prior year period.  Foreign currency translation had the effect of decreasing the value of the inventory at January 31, 2009 by $10.0 million.  Excluding this decrease, the value of the inventory was above prior year by $33.8 million.  All brands experienced an increase in overall inventory levels.  Historically, the inventory levels of the Company increase during the first nine months of the fiscal year to prepare for the holiday selling season.  Due to the lead times required when purchasing inventory, orders were placed well in advance of the downturn in the economy that began during the third fiscal quarter.  The decrease in sales volumes that resulted from the economic downturn caused these purchased goods to remain in inventory.  In particular, the luxury and accessible luxury brands inventory increased as these categories were affected the hardest by the global recession.  As a result of the current economic conditions, the Company has taken actions to curtail inventory purchases and lower inventory levels.

Cash used in investing activities amounted to $22.5 million, $28.0 million and $19.1 million in fiscal 2009, 2008 and 2007, respectively.  Cash used in investing activities for each of these three years was primarily related to the acquisition of computer hardware and software, renovations and expansions of the Company’s retail stores and other fixed asset additions for facility related automation and improvements.  During fiscal years 2009 and 2008, the acquisition of computer hardware and software included $9.2 million and $7.6 million, respectively, related to the development and implementation of the new enterprise resource planning system from SAP.  In the fiscal year ended January 31, 2009, the use of cash was partially offset by the collection of life insurance proceeds from policies covering the Company’s former Chairman.  In the fiscal year ended January 31, 2007 the use of cash was partially offset by proceeds from the sale of assets, primarily buildings acquired in connection with the acquisition of Ebel.

Cash used in financing activities for the years ended January 31, 2009, 2008 and 2007 amounted to $39.9 million, $29.6 million and $32.8 million respectively.  For fiscal year ended January 31, 2009, the use in cash was primarily to repurchase stock and pay dividends.  For fiscal years ended January 31, 2008 and 2007, the use of cash was primarily to pay down long-term debt and to pay dividends.

During fiscal 1999, the Company issued $25.0 million of Series A Senior Notes (“Series A Senior Notes”) under a Note Purchase and Private Shelf Agreement, dated November 30, 1998 (the “1998 Note Purchase Agreement”), between the Company and The Prudential Insurance Company of America (“Prudential”).  These notes bear interest of 6.90% per annum, mature on October 30, 2010 and are subject to annual repayments of $5.0 million commencing October 31, 2006.  These notes contained certain financial covenants including an interest coverage ratio and maintenance of consolidated net worth and certain non-financial covenants that restricted the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding.  On June 5, 2008, the Company amended its Series A Senior Notes under an amendment to the 1998 Note Purchase Agreement (as amended, the “First Amended 1998 Note Purchase Agreement”) with Prudential and an affiliate of Prudential.  No additional senior promissory notes are issuable by the Company pursuant to the First Amended 1998 Note Purchase Agreement. Certain provisions and covenants were modified to be aligned with covenants in the Company’s other credit agreements.  These included the interest coverage ratio, elimination of the maintenance of consolidated net worth and the addition of a debt coverage ratio.  At January 31, 2009, $10.0 million of the Series A Senior Notes were issued and outstanding.

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

On June 5, 2008, the Company amended the First Amended 2001 Note Purchase Agreement (as amended, the “Second Amended 2001 Note Purchase Agreement”), with Prudential and the Purchasers.  The Second Amended 2001 Note Purchase Agreement permits the Company to issue senior promissory notes for purchase by Prudential and the Purchasers, in an aggregate principal amount of up to $70.0 million inclusive of the Senior Series A-2004 Notes described above, until June 5, 2011, with maturities up to 12 years from their original date of issuance. The remaining aggregate principal amount of senior promissory notes issuable by the Company that may be purchased by Prudential and the Purchasers pursuant to the Second Amended 2001 Note Purchase Agreement is $55.0 million. Certain provisions and covenants were modified to be aligned with covenants in the Company’s other credit agreements.  These included the interest coverage ratio, elimination of the maintenance of consolidated net worth and addition of a debt coverage ratio. As of January 31, 2009, $15.0 million of the Senior Series A-2004 Notes were issued and outstanding.

The credit agreement dated as of December 15, 2005, as amended, by and between the Company as parent guarantor, its Swiss subsidiaries, MGI Luxury Group S.A., Movado Watch Company SA, Concord Watch Company S.A. and Ebel Watches S.A. as borrowers, and  JPMorgan Chase Bank, N.A. (“Chase”), JPMorgan Securities, Inc., Bank of America, N.A., PNC Bank and Citibank, N.A. (as amended, the "Swiss Credit Agreement"), provides for a revolving credit facility of 33.0 million Swiss francs and matures on December 15, 2010.  The obligations of the Company’s Swiss subsidiaries under this credit agreement are guaranteed by the Company under a Parent Guarantee, dated as of December 15, 2005, in favor of the lenders.  The Swiss Credit Agreement contains financial covenants, including an interest coverage ratio, average debt coverage ratio and limitations on capital expenditures and certain non-financial covenants that restrict the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding. Borrowings under the Swiss Credit Agreement bear interest at a rate equal to LIBOR (as defined in the Swiss Credit Agreement) plus a margin ranging from .50% per annum to .875% per annum (depending upon a leverage ratio).  As of January 31, 2009, there were no outstanding borrowings under this revolving credit facility.

The credit agreement dated as of December 15, 2005, as amended, by and between the Company, MGI Luxury Group S.A. and Movado Watch Company SA, as borrowers, and Chase, JPMorgan Securities, Inc., Bank of America, N.A., PNC Bank, Bank Leumi and Citibank, N.A. (as amended, the "US Credit Agreement"), provides for a revolving credit facility of $90.0 million (including a sublimit for borrowings in Swiss francs of up to an equivalent of $25.0 million) with a provision to allow for a further increase of up to an additional $10.0 million, subject to certain terms and conditions. The US Credit Agreement will mature on December 15, 2010.  The obligations of MGI Luxury Group S.A. and Movado Watch Company SA are guaranteed by the Company under a Parent Guarantee, dated as of December 15, 2005, in favor of the lenders. The obligations of the Company are guaranteed by certain domestic subsidiaries of the Company under subsidiary guarantees, in favor of the lenders.  The US Credit Agreement contains financial covenants, including an interest coverage ratio, average debt coverage ratio and limitations on capital expenditures and certain non-financial covenants that restrict the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding.  Borrowings under the US Credit Agreement bear interest, at the Company’s option, at a rate equal to the adjusted LIBOR (as defined in the US Credit Agreement) plus a margin ranging from .50% per annum to .875% per annum (depending upon a leverage ratio), or the Alternate Base Rate (as defined in the US Credit Agreement).  As of January 31, 2009, $40.0 million was outstanding under this revolving credit facility.

On June 16, 2008, the Company renewed a line of credit letter agreement with Bank of America and an amended and restated promissory note in the principal amount of up to $20.0 million payable to Bank of America, originally dated December 12, 2005.  Pursuant to the line of credit letter agreement, Bank of America will consider requests for short-term loans and documentary letters of credit for the importation of merchandise inventory, the aggregate amount of which at any time outstanding shall not exceed $20.0 million. The Company's obligations under the agreement are guaranteed by its subsidiaries, Movado Retail Group, Inc. and Movado LLC.  Pursuant to the amended and restated promissory note, the Company promised to pay Bank of America $20.0 million, or such lesser amount as may then be the unpaid balance of all loans made by Bank of America to the Company thereunder, in immediately available funds upon the maturity date of June 16, 2009. The Company has the right to prepay all or part of any outstanding amounts under the amended and restated promissory note without penalty at any time prior to the maturity date. The amended and restated promissory note bears interest at an annual rate equal to either (i) a floating rate equal to the prime rate or (ii) such fixed rate as may be agreed upon by the Company and Bank of America for an interest period which is also then agreed upon. The amended and restated promissory note contains various representations and warranties and events of default that are customary for instruments of that type.  As of January 31, 2009, there were no outstanding borrowings against this line.

On July 31, 2008, the Company renewed a promissory note, originally dated December 13, 2005, in the principal amount of up to $37.0 million, at a revised amount of up to $7.0 million, payable to Chase.  Pursuant to the promissory note, the Company promised to pay Chase $7.0 million, or such lesser amount as may then be the unpaid balance of each loan made or letter of credit issued by Chase to the Company thereunder, upon the maturity date of July 31, 2009. The Company has the right to prepay all or part of any outstanding amounts under the promissory note without penalty at any time prior to the maturity date. The promissory note bears interest at an annual rate equal to (i) a floating rate equal to the prime rate, (ii) a fixed rate equal to an adjusted LIBOR plus 0.625% or (iii) a fixed rate equal to a rate of interest offered by Chase from time to time on any single commercial borrowing. The promissory note contains various events of default that are customary for instruments of that type. In addition, it is an event of default for any security interest or other encumbrance to be created or imposed on the Company's property, other than as permitted in the lien covenant of the US Credit Agreement.  Chase issued 11 irrevocable standby letters of credit for retail and operating facility leases to various landlords, for the administration of the Movado Boutique private-label credit card and for Canadian payroll to the Royal Bank of Canada totaling $1.2 million with expiration dates through March 18, 2010. As of January 31, 2009, there were no outstanding borrowings against this promissory note.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. Available credit under these lines totaled 8.0 million Swiss francs, with dollar equivalents of $6.9 million and $7.4 million at January 31, 2009 and 2008, respectively.  As of January 31, 2009, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $1.3 million in various foreign currencies.  As of January 31, 2009, there were no outstanding borrowings against these lines.

For the fiscal year ending January 31, 2009 and 2008, the calculation of the financial covenants for the Series A Senior Notes, Senior Series A-2004 Notes, the Swiss Credit Agreement and US Credit Agreement (together the “Debt Facilities”) were as follows (dollars in thousands):

	Required	Required	Actual		Actual
	Senior	Credit	January 31,		January 31,
Covenant	Notes	Facilities	2009		2008

Interest Coverage Ratio	Min. 3.50x	Min. 3.50x	2.45	x	16.09	x
Average Debt Coverage Ratio	Max. 3.25x	Max. 3.25x	2.72	x	0.93	x
Capital Expenditures Limit	n/a	$42,608	$22,681		$27,392
Priority Debt Limit	$79,095	n/a	$40,000		$25,907
Lien Limit	$79,095	n/a	$-		$-

As of January 31, 2009, the Company was in compliance with all non-financial covenants under the Debt Facilities.  Due to the reported financial results for fiscal 2009, the Company was in compliance with all financial covenants with the exception of the interest coverage ratio covenant under these Debt Facilities.  The current results included certain charges for severance related costs associated with the Company’s expense reduction initiatives and a restructuring of certain benefit arrangements of $11.1 million and for asset impairments of $4.5 million.  The Company believes that it would have been in compliance with all covenants if these charges, which it deems to be non-recurring in nature, were excluded from the covenant calculations.   As a result of the Company’s projections in light of the global economic downturn, without an amendment or waiver, the Company believes that it will continue to be in non-compliance with the interest coverage ratio covenant, and potentially additional financial covenants under the Debt Facilities, for the upcoming reporting periods in fiscal year 2010.  The Company has not requested a waiver as it is currently in negotiations for a new credit facility discussed in more detail below.  Additionally, the Company has received a commitment, subject to certain limitations described more fully below, for a three year $50 million asset-based credit facility from Bank of America to provide available liquidity if a new credit facility is not consummated.

As a result of the Company’s non-compliance with the interest coverage ratio covenant, amounts owed under the Debt Facilities have been reclassified to current liabilities.  Additionally, the Company is prohibited from borrowing any additional funds under the Debt Facilities and the amounts owed as of January 31, 2009 may be declared immediately due and payable by the lenders.  The lenders have not taken any action in respect to this default, but they may do so in the future.  Should the debt be declared immediately due and payable by the lenders, the Company would be able to satisfy such obligations through obtaining alternative financing, cash on hand and conversion of working capital to cash.

Through the date of this filing, the Company is in negotiations with banking institutions for a new three year asset-based revolving credit facility for an amount up to $110 million (the “New Facility”).   Consummation of the New Facility is subject to (a) syndication, (b) completion of due diligence by the banking institutions, and (c) the satisfaction of a number of additional customary conditions precedent, certain of which are at the sole discretion of the banking institution.  The New Facility will likely include limited financial covenants that are effective only if a minimum availability threshold is not maintained.  The New Facility will be collateralized by  substantially all of the assets of Movado Group, Inc. and its U.S. subsidiaries, including accounts receivable and inventory, and 65% of the capital stock of first-tier foreign subsidiaries.  The New Facility will contain various restrictions including limitations on additional debt, the payment of dividends and repurchasing stock.  The Company expects that the fees and the interest rates under the New Facility, if consummated, will increase to current market rates.  The Company anticipates that the New Facility will be finalized in May of 2009 and will have a term of three years, expiring in May 2012.

As previously mentioned, to provide for available liquidity in the event that the New Facility is not consummated, the Company has received a commitment for a three year $50 million asset-based credit facility from Bank of America.  The commitment is subject to the completion of due diligence by Bank of America and the satisfaction of a number of additional customary conditions precedent, certain of which are at the sole discretion of Bank of America.  In the event the New Facility is consummated, this commitment will be canceled.

The Company anticipates that the New Facility or the $50 million asset-based credit facility, if consummated, would replace the Debt Facilities.  In the event the New Facility or the $50 million  asset-based credit facility is not consummated, the Company’s financial condition and results of operations may be materially adversely affected.

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

On April 15, 2008, the Board of Directors announced a new authorization to repurchase up to an additional one million shares of the Company’s common stock.  Under this authorization, the Company has the option to repurchase shares over time, with the amount and timing of repurchases depending on market conditions and corporate needs.  The Company entered into a Rule 10b5-1 plan to facilitate repurchases of its shares under this authorization.  A Rule 10b5-1 plan permits a company to repurchase shares at times when it might otherwise be prevented from doing so, provided the plan is adopted when the company is not aware of material non-public information.  The Company may suspend or discontinue the repurchase of stock at any time.  Under this share repurchase program, as of January 31, 2009, the Company had repurchased a total of 937,360 shares of common stock in the open market during the first and second quarters of fiscal year 2009 at a total cost of approximately $19.5 million or $20.79 per share.

Cash dividends paid were $5.9 million, $8.3 million and $6.2 million in fiscal years 2009, 2008 and 2007, respectively.  As of January 15, 2009, the Company declared a $1.2 million cash dividend, which was subsequently paid in February 2009.  On April 9, 2009, the Company announced that its Board of Directors has decided to discontinue the quarterly cash dividend.  This decision was based on the Company’s desire to retain capital during the current challenging economic environment.  The Board will evaluate the reinstitution of a quarterly dividend once the economy has stabilized and the Company has returned to an appropriate level of profitability.

At January 31, 2009, the Company had working capital of $306.2 million as compared to $419.6 million in the prior year.  The Company defines working capital as the difference between current assets and current liabilities.  The decrease in working capital was primarily attributed to a decrease in cash, an increase in the current portion of long-term debt, partially offset by an increase in inventory.  The increase in the current portion of long-term debt was the result of classifying all outstanding debt as current, due to the non-compliance with the interest coverage ratio covenant in the Debt Facilities, permitting the lenders to declare the debt immediately due and payable.

The Company expects that annual capital expenditures in fiscal 2010 will be approximately $10.0 million as compared to $22.7 million in fiscal 2009.  The Company plans to reduce its capital spending in fiscal 2010 resulting from the completion of the SAP implementation and current economic conditions.  The Company has the ability to manage a portion of its capital expenditures on discretionary projects.  Although management believes that the cash on hand and the cash from conversion of working capital will be sufficient to meet the needs of its business for the foreseeable future, obtaining the $50 million asset-based credit facility will provide additional flexibility in meeting the Company’s liquidity needs.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Payments due by period (in thousands):

	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Contractual Obligations:
Debt Obligations (1)	$65,000	$65,000	$-	$-	$-
Interest Payments on Debt (1)	2,566	2,566	-	-	-
Operating Lease Obligations (2)	85,591	15,013	28,259	20,257	22,062
Purchase Obligations (3)	35,909	35,909	-	-	-
Other Long-Term Obligations (4)	100,800	20,328	41,000	27,971	11,501
Total Contractual Obligations	$289,866	$138,816	$69,259	$48,228	$33,563

(1) The Company has debt obligations and related interest payments of $67.6 million related to the Debt Facilities further discussed in “Liquidity and Capital Resources”.
(2) Includes store operating leases, which generally provide for payment of direct operating costs in addition to rent.  These obligation amounts include future minimum lease payments and exclude direct operating costs.
(3) The Company had outstanding purchase obligations with suppliers at the end of fiscal 2009 for raw materials, finished watches, jewelry and packaging in the normal course of business.   These purchase obligation amounts do not represent total anticipated purchases but represent only amounts to be paid for items required to be purchased under agreements that are enforceable, legally binding and specify minimum quantity, price and term.
 (4) Other long-term obligations primarily consist of two items: minimum commitments related to the Company’s license agreements and endorsement agreements with brand ambassadors.  The Company sources, distributes, advertises and sells watches pursuant to its exclusive license agreements with unaffiliated licensors.  Royalty amounts are generally based on a stipulated percentage of revenues, although most of these agreements contain provisions for the payment of minimum annual royalty amounts.  The license agreements have various terms and some have additional renewal options, provided that minimum sales levels are achieved.  Additionally, the license agreements require the Company to pay minimum annual advertising amounts.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet financing or unconsolidated special-purpose entities.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141(R) states that all business combinations (whether full, partial or step acquisitions) will result in all assets and liabilities of an acquired business being recorded at their acquisition date fair values.  Earn-outs and other forms of contingent consideration and certain acquired contingencies will also be recorded at fair value at the acquisition date.  SFAS No. 141(R) also states acquisition costs will generally be expensed as incurred; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense; and restructuring costs will be expensed in periods after the acquisition date.  This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company will apply the provisions of this standard to any acquisitions that it completes on or after February 1, 2009.

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Foreign Currency Exchange Rate Risk

The Company’s primary market risk exposure relates to foreign currency exchange risk (see Note 6 to the Consolidated Financial Statements).  The majority of the Company’s purchases are denominated in Swiss francs.  The Company reduces its exposure to the Swiss franc exchange rate risk through a hedging program.  Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets.  The Company uses various derivative financial instruments to further reduce the net exposures to currency fluctuations, predominately forward and option contracts.  These derivatives either (a) are used to hedge the Company’s Swiss franc liabilities and are recorded at fair value with the changes in fair value reflected in earnings or (b) are documented as cash flow hedges, as defined in issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” with the gains and losses on this latter hedging activity first reflected in other comprehensive income, and then later classified into earnings.  In both cases, the earnings impact is partially offset by the effects of currency movements on the underlying hedged transactions.  If the Company did not engage in a hedging program, any change in the Swiss franc to local currency would have an equal effect on the Company’s cost of sales.  In addition, the Company hedges its Swiss franc payable exposure with forward contracts.  As of January 31, 2009, the Company’s entire net forward contracts hedging portfolio consisted of 54.0 million Swiss francs equivalent for various expiry dates ranging through July 17, 2009 compared to a portfolio of 115.0 million Swiss francs equivalent for various expiry dates ranging through November 14, 2008 as of January 31, 2008.  If the Company were to settle its Swiss franc forward contracts at January 31, 2009, the net result would be a loss of $0.7 million, net of tax benefit of $0.4 million. The Company had no Swiss franc option contracts related to cash flow hedges as of January 31, 2009 compared to a 5.0 million Swiss franc option contract with an expiry date of April 30, 2008 as of January 31, 2008.

The Company’s Board of Directors authorized the hedging of the Company’s Swiss franc denominated investment in its wholly-owned Swiss subsidiaries using purchase options under certain limitations. These hedges are treated as net investment hedges under SFAS No. 133.  As of January 31, 2009 and 2008, the Company did not hold a purchased option hedge portfolio related to net investment hedging.

Commodity Risk

Additionally, the Company has the ability under the hedging program to reduce its exposure to fluctuations in commodity prices, primarily related to gold used in the manufacturing of the Company’s watches. Under this hedging program, the Company can purchase various commodity derivative instruments, primarily future contracts. These derivatives are documented as SFAS No. 133 cash flow hedges, and gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases.  The Company did not hold any futures contracts in its gold hedge portfolio related to cash flow hedges as of January 31, 2009 and 2008, thus any changes in the gold price will have an equal effect on the Company’s cost of sales.

Debt and Interest Rate Risk

In addition, the Company has certain debt obligations with variable interest rates, which are based on LIBOR plus a fixed additional interest rate.  The Company does not hedge these interest rate risks.  The Company also has certain debt obligations with fixed interest rates.  The differences between the market based interest rates at January 31, 2009, and the fixed rates were unfavorable. The Company believes that a 1% change in interest rates would affect the Company’s net income by approximately $0.4 million.   For additional information concerning potential changes to future interest obligations, see Liquidity and Capital Resources in Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.  Financial Statements and Supplementary Data

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at a reasonable assurance level as of the end of the period covered by this report.

The Company’s Chief Executive Officer and Chief Financial Officer have furnished the Sections 302 and 906 certifications required by the U.S. Securities and Exchange Commission in this annual report on Form 10-K.  In addition, the Company’s Chief Executive Officer certified to the NYSE in July 2008 that he was not aware of any violation by the Company of the NYSE's corporate governance listing standards.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended January 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective at that reasonable assurance level. However, it should be noted that a control system, no matter how well conceived or operated, can only provide reasonable, not absolute, assurance that its objectives will be met and may not prevent all errors or instances of fraud.

See Consolidated Financial Statements and Supplementary Data for Management’s Annual Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is included in the Company’s Proxy Statement for the 2009 annual meeting of shareholders under the captions “Election of Directors” and “Management” and is incorporated herein by reference.

Information on the beneficial ownership reporting for the Company’s directors and executive officers is contained in the Company’s Proxy Statement for the 2009 annual meeting of shareholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Information on the Company’s Audit Committee and Audit Committee Financial Expert is contained in the Company’s Proxy Statement for the 2009 annual meeting of shareholders under the caption “Information Regarding the Board of Directors and Its Committees” and is incorporated herein by reference.

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

Item 11.  Executive Compensation

The information required by this item is included in the Company’s Proxy Statement for the 2009 annual meeting of shareholders under the captions “Executive Compensation” and “Compensation of Directors” and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included in the Company’s Proxy Statement for the 2009 annual meeting of shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this item is included in the Company’s Proxy Statement for the 2009 annual meeting of shareholders under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item is included in the Company’s Proxy Statement for the 2009 annual meeting of shareholders under the caption “Fees Paid to PricewaterhouseCoopers LLP” and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)         Documents filed as part of this report

1.      Financial Statements:

See Financial Statements Index on page 53 included in Item 8 of Part II of this annual report.

2.      Financial Statement Schedule:

Schedule II                                                              Valuation and Qualifying Accounts and Reserves

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

3.      Exhibits:

Incorporated herein by reference is a list of the Exhibits contained in the Exhibit Index on pages 59 through 67 of this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOVADO GROUP, INC. (Registrant)
Dated: April 9, 2009	By:	/s/ Efraim Grinberg
Efraim Grinberg
Chairman of the Board of Directors,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: April 9, 2009	/s/ Efraim Grinberg
Efraim Grinberg
Chairman of the Board of Directors,
President and Chief Executive Officer

Dated: April 9, 2009	/s/ Richard J. Coté
Richard J. Coté
Executive Vice President and
Chief Operating Officer

Dated: April 9, 2009	/s/ Sallie A. DeMarsilis
Sallie A. DeMarsilis
Senior Vice President, Chief Financial Officer
and Principal Accounting Officer

Dated: April 9, 2009	/s/ Margaret Hayes Adame
Margaret Hayes Adame
Director

Dated: April 9, 2009	/s/ Alan H. Howard
Alan H. Howard
Director

Dated: April 9, 2009	/s/ Richard D. Isserman
Richard D. Isserman
Director

Dated: April 9, 2009	/s/ Nathan Leventhal
Nathan Leventhal
Director

Dated: April 9, 2009	/s/ Donald Oresman
Donald Oresman
Director

Dated: April 9, 2009	/s/ Leonard L. Silverstein
Leonard L. Silverstein
Director

EXHIBIT INDEX

Exhibit		Sequentially
Number	Description	Numbered Page

3.1	Restated By-Laws of the Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 8, 2008.

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

4.5
Omnibus Amendment entered into as of June 5, 2008 to (i) Note Purchase and Private Shelf Agreement  dated as of March 21, 2001 (as amended by amendment dated as of March 21, 2004) between the Registrant and The Prudential Insurance Company of America and (ii) Note Purchase and Private Shelf Agreement dated as of November 30, 1998. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2008.

Exhibit		Sequentially
Number	Description	Numbered Page

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

10.7
License Agreement dated December 9, 1996 between the Registrant and Sara Lee Corporation.  Incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 1997.

Exhibit		Sequentially
Number	Description	Numbered Page

10.8
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

10.10
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

10.12
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

10.14
Second Amendment of Lease dated July 26, 2001 between Mack-Cali Realty, L.P., as landlord, and Movado Group, Inc., as tenant, further amending lease dated as of December 21, 2000. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended October 31, 2001.

10.15
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

10.17
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

10.19
First Amendment to the License Agreement dated June 3, 1999 between Tommy Hilfiger Licensing, Inc., Registrant and Movado Watch Company S.A. entered into January 16, 2002. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002.

Exhibit		Sequentially
Number	Description	Numbered Page

10.20
Second Amendment to the License Agreement dated June 3, 1999 between Tommy Hilfiger Licensing, Inc., Registrant and Movado Watch Company S.A. entered into August 1, 2002. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002.

10.21
Endorsement Agreement dated as of April 4, 2003 between the Registrant and The Grinberg Family Trust. Incorporated herein by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2003.

10.22
Third Amendment to License Agreement dated June 3, 1999 between Tommy Hilfiger Licensing, Inc. and the Registrant entered into as of May 7, 2004. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2004.

10.23
Employment Agreement dated August 27, 2004 between the Registrant and Mr. Eugene J. Karpovich. Incorporated herein by reference to Exhibit 10.2 the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2004. *

10.24
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

10.26
Fourth Amendment to License Agreement dated June 3, 1999 between Tommy Hilfiger Licensing, Inc. and the Registrant entered into as of June 25, 2004. Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.

Exhibit		Sequentially
Number	Description	Numbered Page

10.27
Fifth Amendment of Lease dated October 20, 2003 between Mack-Cali Realty, L.P. as landlord, and the Registrant as tenant further amending the lease dated as of December 21, 2000. Incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2004.

10.28
Registrant’s 1996 Stock Incentive Plan, amended and restated as of April 8, 2004.  Incorporated herein by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2005.*

10.29
License Agreement entered into December 15, 2004 between MGI Luxury Group S.A. and HUGO BOSS Trade Mark Management GmbH & Co.  Incorporated herein by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2005.

10.30
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

10.31
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

10.33
License Agreement entered into effective March 27, 2006 between MGI Luxury Group S.A. and Lacoste S.A., Sporloisirs S.A. and Lacoste Alligator S.A.  Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2006.

10.34
Third Amendment to License Agreement dated as of January 1, 1992 between the Registrant and Hearst Magazines, a Division of Hearst Communications, Inc., effective February 15, 2007. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.

10.35
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

10.37
Form of Long-Term Incentive Plan Award Notice under the Registrant’s Executive Long-Term Incentive Plan. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 4, 2007. *

10.38
Line of Credit Letter Agreement dated as of June 16, 2008 between the Registrant and Bank of America, N.A. and Amended and Restated Promissory Note dated as of June 16, 2008 to Bank of America, N.A. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2008.

Exhibit		Sequentially
Number	Description	Numbered Page

10. 39
Promissory Note dated as of July 31, 2008 to JPMorgan Chase Bank, N.A. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2008.

10.40	Movado Group, Inc. Long-Term Incentive Plan. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 6, 2006. *

10.41	Movado Group, Inc. Long-Term Incentive Plan form of award agreement. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 6, 2006. *

10.42
First Amendment dated as of February 27, 2009 to Lease dated May 22, 2000 between Forsgate Industrial Complex as Landlord and Movado Group, Inc. as Tenant for the premises known as 105 State Street, Moonachie, New Jersey.

10.43
Amendment Number 1 to the April 8, 2004 Amendment and Restatement of the Movado Group, Inc. 1996 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2008. *

10.44
Movado Group, Inc. Amended and Restated Deferred Compensation Plan for Executives, Effective January 1, 2008. Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2008. *

10.45
Letter Agreement, dated as of September 23, 2008, by and among Movado Group, Inc. as Borrower and Guarantor, Movado Watch Company SA and MGI Luxury Group S.A. , as Borrowers, Movado Retail Group, Inc. and Movado LLC, as Guarantors, JP Morgan Chase Bank, N.A. as Lender, Administrative Agent, Swingline Bank and Issuing Bank, Bank of America, N.A., PNC Bank, National Association and Citibank, N.A.. Incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed September 29, 2008.

Exhibit		Sequentially
Number	Description	Numbered Page

10.46
Transition and Retirement Agreement dated as of December 19, 2008 by and between the Registrant and Gedalio Grinberg. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 23, 2008. *

10.47	Joint Venture Agreement dated May 11, 2007 by and between Swico Limited, Movado Group, Inc. and MGS Distribution Limited. **

21.1	Subsidiaries of the Registrant.

23.2	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Constitutes a compensatory plan or arrangement.
  **  Confidential portions of Exhibit 10.47 have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of January 31, 2009.

Our internal control over financial reporting as of January 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Movado Group, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Movado Group, Inc. and its subsidiaries at January 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Annual Report on Internal Control Over Financial Reporting" appearing in the accompanying index.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Florham Park, New Jersey
April 9, 2009

MOVADO GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Fiscal Year Ended January 31,

	2009	2008	2007

Net sales	$460,857	$559,550	$532,865
Cost of sales	173,225	222,868	209,922

Gross profit	287,632	336,682	322,943
Selling, general and administrative	284,242	285,905	270,624

Operating income	3,390	50,777	52,319
Other income, net (Note 18)	681	-	1,347
Interest expense	(2,915)	(3,472)	(3,785)
Interest income	2,132	4,666	3,280

Income before income taxes and minority interests	3,288	51,971	53,161
Provision / (benefit) for income taxes (Note 8)	736	(9,471)	2,890
Minority interests	237	637	133

Net income	$2,315	$60,805	$50,138

Basic income per share:
Net income per share	$0.09	$2.33	$1.95
Weighted basic average shares outstanding	24,782	26,049	25,670

Diluted income per share:
Net income per share	$0.09	$2.23	$1.87
Weighted diluted average shares outstanding	25,554	27,293	26,794

Dividends declared and paid per share	$0.29	$0.32	$0.24

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	January 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$86,621	$169,551
Trade receivables, net	76,710	94,328
Inventories, net	228,884	205,129
Other current assets	47,863	50,317
Total current assets	440,078	519,325

Property, plant and equipment, net	66,749	68,513
Other non-current assets	57,163	58,378

Total assets	$563,990	$646,216

LIABILITIES AND EQUITY
Current liabilities:
Loans payable to banks	$40,000	$-
Current portion of long-term debt	25,000	10,000
Accounts payable	20,794	38,397
Accrued liabilities	42,754	29,591
Accrued payroll and benefits	4,932	13,179
Deferred and current income taxes payable	430	8,526
Total current liabilities	133,910	99,693

Long-term debt	-	50,895
Deferred and non-current income taxes payable	6,856	6,363
Other non-current liabilities	22,459	24,205
Total liabilities	163,225	181,156

Commitments and contingencies (Notes 10 and 11)

Minority interests	1,805	1,865

Shareholders’ equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	-	-
Common Stock, $0.01 par value, 100,000,000 shares authorized; 24,592,682 and 24,266,873 shares issued, respectively	246	243
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,634,319 and 6,634,319 shares issued and outstanding, respectively	66	66
Capital in excess of par value	131,796	128,902
Retained earnings	320,481	325,296
Accumulated other comprehensive income	43,742	65,890
Treasury Stock, 6,826,734 and 4,830,669 shares at cost, respectively	(97,371)	(57,202)
Total shareholders’ equity	398,960	463,195

Total liabilities and equity	$563,990	$646,216

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Fiscal Year Ended January 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$2,315	$60,805	$50,138
Adjustments to reconcile net income to net cash (used) / provided by operating activities:
Depreciation and amortization	18,457	16,684	16,580
Utilization of NOL	-	-	210
Deferred income taxes	327	(8,717)	(10,655)
Provision for losses on accounts receivable	3,210	2,302	9,698
Provision for losses on inventory	2,282	2,809	1,953
Gain on proceeds from insurance	(681)	-	-
Stock-based compensation	226	4,911	3,227
Impairment of long-lived assets	4,525	-	-
Excess tax / (benefit) from stock-based compensation	151	(1,883)	(1,968)
Loss on disposition of property, plant and equipment	164	1,208	-
Gain on sale of assets	-	-	(1,347)
Minority interest	237	637	133

Changes in assets and liabilities:
Trade receivables	10,549	18,976	(1,244)
Inventories	(36,068)	666	7,627
Other current assets	(13,073)	(1,470)	(5,990)
Accounts payable	(16,922)	3,495	(473)
Accrued liabilities	12,546	(1,914)	(3,429)
Accrued payroll and benefits	(8,247)	(1,572)	4,584
Income taxes payable	(2,925)	(12,006)	(731)
Other non-current assets	3,800	(2,408)	(4,072)
Other non-current liabilities	(1,740)	1,111	3,593
Net cash (used) / provided by operating activities	(20,867)	83,634	67,834

Cash flows from investing activities:
Capital expenditures	(22,681)	(27,392)	(20,178)
Proceeds from sale of assets	-	-	1,791
Trademarks	(851)	(641)	(711)
Proceeds from insurance	1,006	-	-
Net cash used in investing activities	(22,526)	(28,033)	(19,098)

Cash flows from financing activities:
Proceeds of bank borrowings	40,000	-	-
Repayments of bank borrowings	(26,175)	(18,618)	(26,512)
Repayment of Senior Notes	(10,000)	(5,000)	(5,000)
Repurchase of treasury stock	(37,871)	(1,030)	-
Stock options exercised and other changes	522	666	2,894
Investment from JV interest	-	787	-
Excess (tax) / benefit from stock-based compensation	(151)	1,883	1,968
Distribution of minority interest earnings	(298)	-	-
Dividends paid	(5,909)	(8,327)	(6,158)
Net cash used in financing activities	(39,882)	(29,639)	(32,808)

Effect of exchange rate changes on cash and cash equivalents	345	10,578	(6,542)

Net (decrease) / increase in cash and cash equivalents	(82,930)	36,540	9,386

Cash and cash equivalents at beginning of year	169,551	133,011	123,625
Cash and cash equivalents at end of year	$86,621	$169,551	$133,011

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except per share amounts)
	Preferred Stock	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock

Balance, January 31, 2006	$-	$232	$68	$107,965	$236,515	$27,673	$(50,775)
Net income					50,138
Dividends ($0.24 per share)					(6,158)
Stock options exercised, net of tax of $2,603		5		6,497			(1,762)
Supplemental executive retirement plan				122
Stock-based compensation expense				3,227
Conversion of Class A Stock to Common Stock		2	(2)
Net unrealized gain on investments, net of tax of $50						42
Net change in effective portion of hedging contracts, net of tax of $771						1,246
Foreign currency translation adjustment						3,346
Balance, January 31, 2007	-	239	66	117,811	280,495	32,307	(52,537)
Net income					60,805
Dividends ($0.32 per share)					(8,327)
FIN 48 transition adjustment					(7,677)
Stock repurchase							(1,030)
Stock options exercised, net of tax of $2,343		4		6,051			(3,635)
Supplemental executive retirement plan				129
Stock-based compensation expense				4,911
Net unrealized loss on investments, net of tax benefit of $72						(176)
Net change in effective portion of hedging contracts, net of tax of $2,574						3,942
Foreign currency translation adjustment						29,817
Balance, January 31, 2008	-	243	66	128,902	325,296	65,890	(57,202)
Net income					2,315
Dividends ($0.29 per share)					(7,130)
Stock repurchase							(37,871)
Stock options exercised, net of tax benefit of $234		3		2,524			(2,298)
Supplemental executive retirement plan				144
Stock-based compensation expense				226
Net unrealized loss on investments, net of tax benefit of $128						(190)
Net change in effective portion of hedging contracts, net of tax benefit of $1,511						(2,266)
Foreign currency translation adjustment						(19,692)
Balance, January 31, 2009	$-	$246	$66	$131,796	$320,481	$43,742	$(97,371)

See Notes to Consolidated Financial Statements

(Shares information in thousands)	Common Stock	Class A Common Stock	Treasury Stock
Balance, January 31, 2006	23,216	6,767	(4,614)
Stock issued to employees exercising stock options	428	-	(48)
Conversion of Class A Common Stock	125	(125)	-
Restricted stock and other stock plans, less cancellations	103	-	(16)
Balance, January 31, 2007	23,872	6,642	(4,678)
Stock issued to employees exercising stock options	274	-	(71)
Conversion of Class A Common Stock	8	(8)	-
Stock repurchase	-	-	(44)
Restricted stock and other stock plans, less cancellations	113	-	(38)
Balance, January 31, 2008	24,267	6,634	(4,831)
Stock issued to employees exercising stock options	229	-	(79)
Stock repurchase	-	-	(1,893)
Restricted stock and other stock plans, less cancellations	97	-	(24)
Balance, January 31, 2009	24,593	6,634	(6,827)

See Notes to Consolidated Financial Statements

NOTES TO MOVADO GROUP, INC.’S CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Movado Group, Inc. (the "Company") designs, sources, markets and distributes quality watches with prominent brands in almost every price category comprising the watch industry. In fiscal 2009, the Company marketed nine distinctive brands of watches: Movado, Ebel, Concord, ESQ, Coach, HUGO BOSS, Juicy Couture, Tommy Hilfiger and Lacoste, which compete in most segments of the watch market.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The Company uses estimates when accounting for sales discounts, rebates, allowances and incentives, warranty, income taxes, depreciation, amortization, contingencies, impairments and asset and liability valuations.

Reclassification

Certain reclassifications were made to prior years’ financial statement amounts and related note disclosures to conform to the fiscal 2009 presentation.

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

The financial statements of the Company's international subsidiaries have been translated into United States dollars by translating balance sheet accounts at year-end exchange rates and statement of operations accounts at average exchange rates for the year.  Foreign currency transaction gains and losses are charged or credited to earnings as incurred. Foreign currency translation gains and losses are reflected in the equity section of the Company's consolidated balance sheet in Accumulated Other Comprehensive Income.  The balance of the foreign currency translation adjustment, included in Accumulated Other Comprehensive Income, was $42.3 million and $62.0 million as of January 31, 2009 and 2008, respectively.

Cash and Cash Equivalents

Cash equivalents are considered all highly liquid investments with original maturities at date of purchase of three months or less.

Trade Receivables

Trade receivables as shown on the consolidated balance sheet are net of allowances.  The allowance for doubtful accounts is determined through an analysis of the aging of accounts receivable, assessments of collectability based on historic trends, the financial condition of the Company’s customers and an evaluation of economic conditions.  The Company writes off uncollectible trade receivables once collection efforts have been exhausted and third parties confirm the balance is not recoverable.

The Company's trade customers include department stores, jewelry store chains and independent jewelers. All of the Company’s watch brands, except ESQ, are also marketed outside the U.S. through a network of independent distributors. Accounts receivable are stated net of doubtful accounts, returns and allowances of $19.6 million, $36.3 million and $26.1 million at January 31, 2009, 2008 and 2007, respectively.  In the fourth quarter of fiscal 2008, the Company recorded a one-time charge of $15.0 million related to estimated sales returns associated with the closing of certain wholesale doors in the U.S.

The Company's concentrations of credit risk arise primarily from accounts receivable related to trade customers during the peak selling seasons. The Company has significant accounts receivable balances due from major national chain and department stores. The Company's results of operations could be materially adversely affected in the event any of these customers or a group of these customers defaulted on all or a significant portion of their obligations to the Company as a result of financial difficulties. As of January 31, 2009, except for those accounts provided for in the reserve for doubtful accounts, the Company knew of no situations with any of the Company’s major customers which would indicate any such customer’s inability to make its required payments.

Inventories

The Company values its inventory at the lower of cost or market.  The Company’s U.S. inventory is valued using the first-in, first-out (FIFO) method.  The cost of finished goods and component inventories, held by international subsidiaries, are determined using average cost. The Company’s management regularly reviews its sales to customers and customers’ sell through at retail to determine excess or obsolete inventory.  Inventory classified as discontinued and, together with the related component parts which can be assembled into saleable finished goods, is sold primarily through the Company’s outlet stores. When management determines that finished product is unsaleable or when it is impractical to build the remaining components into watches for sale, a reserve is established for the cost of those products and components to value the inventory at the lower of cost or market.  During the fiscal year ended January 31, 2009, the Company went through a process of scrapping unsaleable inventory and components which were reserved for and recorded as cost of sales in previous fiscal years.  Additionally in fiscal year 2009, the Company conducted its ongoing review of unsaleable inventory and associated components resulting in no material changes to existing reserves.  During the fiscal years ended January 31, 2008 and 2007, the Company conducted an in depth review of all its discontinued components and watches.  In doing so, the Company made an economic decision to convert these excess quantities of discontinued inventory into cash.  As a result, the Company engaged in a liquidation through an independent third party to sell the excess product for cash.  In addition, where it was not deemed economically feasible to invest the time, effort and/or cost, the Company initiated efforts to cleanse the inventory and scrap the product.  The Company’s estimates, based on which it establishes its inventory reserves, could vary significantly, either favorably or unfavorably, from actual requirements depending on future economic conditions, customer inventory levels, expected usage or competitive conditions.

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

The Company performs an impairment review of its long-lived assets once events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. When such a determination has been made, management compares the carrying value of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss is recognized during that period. The impairment loss is calculated as the difference between asset carrying values and the fair value of the long-lived assets.

During the fourth quarter of fiscal 2009, the Company determined that the carrying value of its long-lived assets with respect to five Movado Boutique retail locations was not recoverable. The impairment review was performed pursuant to SFAS No. 144 because of the economic downturn in the U.S. that had a negative effect on the Company’s fourth quarter ended January 31, 2009, the retail segments largest quarter of the year in terms of sales and profitability.  The deteriorating economy negatively affected the Boutiques’ sales volumes. As a result, the Company recorded a non-cash pre-tax impairment charge of $4.5 million consisting of property, plant and equipment.  The charge was calculated as the difference between the assets’ carrying values and their estimated fair value.  For the purposes of this calculation, fair value was determined using a discounted cash flow calculation.  The impairment charge is included in the selling, general and administrative expenses in the fiscal 2009 Consolidated Statements of Income.

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

Capitalized Software Costs

The Company capitalizes certain computer software costs after technological feasibility has been established. The costs are amortized utilizing the straight-line method over the economic lives of the related products ranging from five to seven years.  Additionally, the Company is in the process of implementing SAP, a business enterprise solution as the core enterprise system.  As of January 31, 2009 and January 31, 2008, $19.7 million and $10.5 million of costs related to SAP have been capitalized, respectively.  When the SAP system goes live, it will begin to be amortized over a period of 10 years, utilizing the straight-line method.

Intangibles

Intangible assets consist primarily of trademarks and are recorded at cost.  Trademarks are amortized over ten years. The Company periodically reviews intangible assets to evaluate whether events or changes have occurred that would suggest an impairment of carrying value.  An impairment would be recognized when expected undiscounted future operating cash flows are lower than the carrying value.  At January 31, 2009 and 2008, intangible assets at cost were $10.3 million and $11.3 million, respectively, and related accumulated amortization of intangibles was $6.3 million and $6.9 million, respectively. Amortization expense for fiscal 2009, 2008 and 2007 was $1.0 million, $0.8 million and $0.7 million, respectively.

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

The Company’s risk management policy includes net investment hedging of the Company’s Swiss franc-denominated investment in its wholly-owned subsidiaries located in Switzerland using purchased foreign currency options under certain limitations. When entered into for this purpose, the Company designates and documents the derivative instrument as a net investment hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. Changes in the fair value of a derivative that is designated and documented as a net investment hedge are recorded in other comprehensive income in the same manner as the cumulative translation adjustment of the Company’s Swiss franc-denominated investment. The Company formally assesses, both at the inception and at each financial quarter thereafter, the effectiveness of the derivative instrument hedging the net investment.

All of the Company’s derivative instruments have liquid markets to assess fair value.  The Company does not enter into any derivative instruments for trading purposes.

Revenue Recognition

In the wholesale segment, the Company recognizes its revenues upon transfer of title and risk of loss in accordance with its FOB shipping point terms of sale and after the sales price is fixed and determinable and collectability is reasonably assured.  In the retail segment, transfer of title and risk of loss occurs at the time of register receipt.  The Company records estimates for sales returns, volume-based programs and sales and cash discount allowances as a reduction of revenue in the same period that the sales are recorded.  These estimates are based upon historical analysis, customer agreements and/or currently known factors that arise in the normal course of business.  In the fourth quarter of fiscal 2008, the Company recorded a one-time accrual of $15.0 million related to estimated future sales returns associated with the streamlining of the Movado brand wholesale distribution in the U.S. for the planned reduction of approximately 1,400 wholesale customer doors.  These sales returns were completed during fiscal 2009.

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

Selling, General and Administrative Expenses

The Company’s SG&A expenses consist primarily of marketing, selling, distribution and general and administrative expenses.  During the second half of fiscal year 2009, the Company announced initiatives designed to streamline operations, reduce expenses, and improve efficiencies and effectiveness across the Company’s global organization.   In fiscal year 2009, the Company recorded a total pre-tax charge of $11.1 million related to the completion of these programs and a restructuring of certain benefit arrangements.  Additionally, the Company recorded a non-cash pretax impairment charge of $4.5 million consisting of property, plant and equipment, related to five Movado Boutiques.

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

Warranty liability for the fiscal years ended January 31, 2009, 2008 and 2007 was as follows (in thousands):

	2009	2008	2007

Balance, beginning of year	$2,193	$1,954	$2,185
Provision charged to operations	1,864	2,193	1,954
Settlements made	(2,193)	(1,954)	(2,185)

Balance, end of year	$1,864	$2,193	$1,954

Pre-opening Costs

Costs associated with the opening of new boutique and outlet stores, including pre-opening rent, are expensed in the period incurred.

Marketing

The Company expenses the production costs of an advertising campaign at the commencement date of the advertising campaign.  Included in marketing expenses are costs associated with co-operative advertising, media advertising, production costs and costs of point-of-sale materials and displays.  These costs are recorded as SG&A expenses.  The Company participates in cooperative advertising programs on a voluntary basis and receives a “separately identifiable benefit in exchange for the consideration”.  Since the amount of consideration paid to the retailer does not exceed the fair value of the benefit received by the Company, these costs are recorded as SG&A expenses as opposed to being recorded as a reduction of revenue.  Marketing expense for fiscal 2009, 2008 and 2007 amounted to $80.3 million, $86.2 million and $79.4 million, respectively.

Included in the other current assets in the consolidated balance sheets as of January 31, 2009 and 2008 are prepaid advertising costs of $2.0 million and $2.6 million, respectively.  These prepaid costs represent advertising costs paid to licensors in advance, pursuant to the Company’s licensing agreements and sponsorships.

Shipping and Handling Costs

Amounts charged to customers and costs incurred by the Company related to shipping and handling are included in net sales and cost of goods sold, respectively.  The amounts recorded for the fiscal years ended January 31, 2009, 2008 and 2007 were insignificant.

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

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes”, on February 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109.  FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions.  The Company previously recognized income tax positions based on management’s estimate of whether it was reasonably possible that a liability had been incurred for unrecognized tax benefits by applying SFAS No. 5, Accounting for Contingencies.  The provisions of FIN 48 became effective for the Company on February 1, 2007.

Earnings Per Share

The Company presents net income per share on a basic and diluted basis.  Basic earnings per share is computed using weighted-average shares outstanding during the period.  Diluted earnings per share is computed using the weighted-average number of shares outstanding adjusted for dilutive common stock equivalents.

The weighted-average number of shares outstanding for basic earnings per share were 24,782,000, 26,049,000 and 25,670,000 for fiscal 2009, 2008 and 2007, respectively.  For diluted earnings per share, these amounts were increased by 772,000, 1,244,000 and 1,124,000 in fiscal 2009, 2008 and 2007, respectively, due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans.

For the year ended January 31, 2009, approximately 75,000 of potentially dilutive common stock equivalents were excluded from the computation of dilutive earnings per share because their effect would have been antidilutive.  There were no antidilutive shares for the year-ended January 31, 2008.

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

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations.”  SFAS No. 141(R) states that all business combinations (whether full, partial or step acquisitions) will result in all assets and liabilities of an acquired business being recorded at their acquisition date fair values.  Earn-outs and other forms of contingent consideration and certain acquired contingencies will also be recorded at fair value at the acquisition date.  SFAS No. 141(R) also states acquisition costs will generally be expensed as incurred; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense; and restructuring costs will be expensed in periods after the acquisition date.  This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company will apply the provisions of this standard to any acquisitions that it completes on or after February 1, 2009.

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

NOTE 2 – INVENTORIES, NET

Inventories, net at January 31, consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2009	2008
Finished goods	$146,073	$117,027
Component parts	81,423	76,222
Work-in-process	1,388	11,880
	$228,884	$205,129

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at January 31, at cost, consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2009	2008
Land and buildings	$3,995	$4,285
Furniture and equipment	60,592	62,434
Computer software	37,953	41,529
Leasehold improvements	40,660	42,930
Design fees and tooling costs	10,010	10,690
	153,210	161,868
Less: accumulated depreciation	86,461	93,355
	$66,749	$68,513

Depreciation and amortization expense related to property, plant and equipment for fiscal 2009, 2008 and 2007 was $17.2 million, $15.8 million and $15.7 million, respectively, which includes computer software amortization expense for fiscal 2009, 2008 and 2007 of $1.0 million, $2.0 million and $3.7 million, respectively.  Additionally, the Company recorded a non-cash pre-tax impairment charge of $4.5 million consisting of property, plant and equipment, related to five Movado Boutique locations.

NOTE 4 – SENIOR DEBT, PROPOSED AND COMMITTED LINES OF CREDIT

During fiscal 1999, the Company issued $25.0 million of Series A Senior Notes (“Series A Senior Notes”) under a Note Purchase and Private Shelf Agreement, dated November 30, 1998 (the “1998 Note Purchase Agreement”), between the Company and The Prudential Insurance Company of America (“Prudential”).  These notes bear interest of 6.90% per annum, mature on October 30, 2010 and are subject to annual repayments of $5.0 million commencing October 31, 2006.  These notes contained certain financial covenants including an interest coverage ratio and maintenance of consolidated net worth and certain non-financial covenants that restricted the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding.  On June 5, 2008, the Company amended its Series A Senior Notes under an amendment to the 1998 Note Purchase Agreement (as amended, the “First Amended 1998 Note Purchase Agreement”) with Prudential and an affiliate of Prudential.  No additional senior promissory notes are issuable by the Company pursuant to the First Amended 1998 Note Purchase Agreement. Certain provisions and covenants were modified to be aligned with covenants in the Company’s other credit agreements.  These included the interest coverage ratio, elimination of the maintenance of consolidated net worth and the addition of a debt coverage ratio.  At January 31, 2009, $10.0 million of the Series A Senior Notes were issued and outstanding.

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

On June 5, 2008, the Company amended the First Amended 2001 Note Purchase Agreement (as amended, the “Second Amended 2001 Note Purchase Agreement”), with Prudential and the Purchasers.  The Second Amended 2001 Note Purchase Agreement permits the Company to issue senior promissory notes for purchase by Prudential and the Purchasers, in an aggregate principal amount of up to $70.0 million inclusive of the Senior Series A-2004 Notes described above, until June 5, 2011, with maturities up to 12 years from their original date of issuance. The remaining aggregate principal amount of senior promissory notes issuable by the Company that may be purchased by Prudential and the Purchasers pursuant to the Second Amended 2001 Note Purchase Agreement is $55.0 million. Certain provisions and covenants were modified to be aligned with covenants in the Company’s other credit agreements.  These included the interest coverage ratio, elimination of the maintenance of consolidated net worth and addition of a debt coverage ratio. As of January 31, 2009, $15.0 million of the Senior Series A-2004 Notes were issued and outstanding.

The credit agreement dated as of December 15, 2005, as amended, by and between the Company as parent guarantor, its Swiss subsidiaries, MGI Luxury Group S.A., Movado Watch Company SA, Concord Watch Company S.A. and Ebel Watches S.A. as borrowers, and  JPMorgan Chase Bank, N.A. (“Chase”), JPMorgan Securities, Inc., Bank of America, N.A., PNC Bank and Citibank, N.A. (as amended, the "Swiss Credit Agreement"), provides for a revolving credit facility of 33.0 million Swiss francs and matures on December 15, 2010.  The obligations of the Company’s Swiss subsidiaries under this credit agreement are guaranteed by the Company under a Parent Guarantee, dated as of December 15, 2005, in favor of the lenders.  The Swiss Credit Agreement contains financial covenants, including an interest coverage ratio, average debt coverage ratio and limitations on capital expenditures and certain non-financial covenants that restrict the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding. Borrowings under the Swiss Credit Agreement bear interest at a rate equal to LIBOR (as defined in the Swiss Credit Agreement) plus a margin ranging from .50% per annum to .875% per annum (depending upon a leverage ratio).  As of January 31, 2009, there were no outstanding borrowings under this revolving credit facility.

The credit agreement dated as of December 15, 2005, as amended, by and between the Company, MGI Luxury Group S.A. and Movado Watch Company SA, as borrowers, and JPMorgan Chase Bank, N.A., JPMorgan Securities, Inc., Bank of America, N.A., PNC Bank, Bank Leumi and Citibank, N.A. (as amended, the "US Credit Agreement"), provides for a revolving credit facility of $90.0 million (including a sublimit for borrowings in Swiss francs of up to an equivalent of $25.0 million) with a provision to allow for a further increase of up to an additional $10.0 million, subject to certain terms and conditions. The US Credit Agreement will mature on December 15, 2010.  The obligations of MGI Luxury Group S.A. and Movado Watch Company SA are guaranteed by the Company under a Parent Guarantee, dated as of December 15, 2005, in favor of the lenders. The obligations of the Company are guaranteed by certain domestic subsidiaries of the Company under subsidiary guarantees, in favor of the lenders.  The US Credit Agreement contains financial covenants, including an interest coverage ratio, average debt coverage ratio and limitations on capital expenditures and certain non-financial covenants that restrict the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding.  Borrowings under the US Credit Agreement bear interest, at the Company’s option, at a rate equal to the adjusted LIBOR (as defined in the US Credit Agreement) plus a margin ranging from .50% per annum to .875% per annum (depending upon a leverage ratio), or the Alternate Base Rate (as defined in the US Credit Agreement).  As of January 31, 2009, $40.0 million was outstanding under this revolving credit facility.

For the fiscal years ending January 31, 2009 and 2008, the calculation of the financial covenants for the Series A Senior Notes, Senior Series A-2004 Notes, the Swiss Credit Agreement and US Credit Agreement (together the "Debt Facilities”) were as follows (dollars in thousands):

	Required	Required	Actual		Actual
	Senior	Credit	January 31,		January 31,
Covenant	Notes	Facilities	2009		2008

Interest Coverage Ratio	Min. 3.50x	Min. 3.50x	2.45	x	16.09	x
Average Debt Coverage Ratio	Max. 3.25x	Max. 3.25x	2.72	x	0.93	x
Capital Expenditures Limit	n/a	$42,608	$22,681		$27,392
Priority Debt Limit	$79,095	n/a	$40,000		$25,907
Lien Limit	$79,095	n/a	$-		$-

As of January 31, 2009, the Company was in compliance with all non-financial covenants under the Debt Facilities.  Due to the reported financial results for fiscal 2009, the Company was in compliance with all financial covenants with the exception of the interest coverage ratio covenant under these Debt Facilities.  The current results included certain charges for severance related costs associated with the Company’s expense reduction initiatives and a restructuring of certain benefit arrangements of $11.1 million and for asset impairments of $4.5 million.  The Company believes that it would have been in compliance with all covenants if these charges, which it deems to be non-recurring in nature, were excluded from the covenant calculations.   As a result of the Company’s projections in light of the global economic downturn, without an amendment or waiver, the Company believes that it will continue to be in non-compliance with the interest coverage ratio covenant, and potentially additional financial covenants under the Debt Facilities, for the upcoming reporting periods in fiscal year 2010.  The Company has not requested a waiver as it is currently in negotiations for a new credit facility discussed in more detail below.  Additionally, the Company has received a commitment, subject to certain limitations described more fully below, for a three year $50 million asset-based credit facility from Bank of America to provide available liquidity if a new credit facility is not consummated.

As a result of the Company’s non-compliance with the interest coverage ratio covenant, amounts owed under the Debt Facilities have been reclassified to current liabilities.  Additionally, the Company is prohibited from borrowing any additional funds under the Debt Facilities and the amounts owed as of January 31, 2009 may be declared immediately due and payable by the lenders.  The lenders have not taken any action in respect to this default, but they may do so in the future.  Should the debt be declared immediately due and payable by the lenders, the Company would be able to satisfy such obligations through obtaining alternative financing, cash on hand and conversion of working capital to cash.

The components of debt as of January 31, were as follows (in thousands):

	Fiscal Year Ended January 31,
	2009	2008

Swiss Revolving Credit Facility	$-	$25,895
U.S. Revolving Credit Facility	40,000	-
Series A Senior Notes	10,000	15,000
Senior Series A-2004 Notes	15,000	20,000
	65,000	60,895
Less: current portion	65,000	10,000
Long-term debt	$-	$50,895

The Company pays a facility fee on the unused portion of the committed lines of the Swiss Credit Agreement and the US Credit Agreement.  The unused portion of the committed lines was $78.5 million at January 31, 2009, however, as noted above, the Company is unable to access such amounts due to its non-compliance with the interest coverage ratio covenants under the Debt Facilities.

Aggregate maximum and average monthly outstanding borrowings against the Company's lines of credit, including uncommitted lines of credit, and related weighted-average interest rates during fiscal 2009 and 2008 were as follows (dollars in thousands):

	Fiscal Year Ended January 31,
	2009	2008

Maximum borrowings	$44,800	$40,900
Average monthly borrowings	$27,800	$32,200
Weighted-average interest rate	3.0%	2.9%

Weighted-average interest rates were computed based on average month-end outstanding borrowings and applicable average month-end interest rates.  For information about the Company’s uncommitted lines of credit, see Note 5 – Uncommitted Lines of Credit.

Through the date of this filing, the Company is in negotiations with banking institutions for a new three year asset-based revolving credit facility for an amount up to $110 million (the “New Facility”).   Consummation of the New Facility is subject to (a) syndication, (b) completion of due diligence by the banking institutions, and (c) the satisfaction of a number of additional customary conditions precedent, certain of which are at the sole discretion of the banking institution.  The New Facility will likely include limited financial covenants that are effective only if a minimum availability threshold is not maintained.  The New Facility will be collateralized by substantially all of the assets of Movado Group, Inc. and its U.S. subsidiaries, including accounts receivable and inventory, and 65% of the capital stock of first-tier foreign subsidiaries.  The New Facility will contain various restrictions including limitations on additional debt, the payment of dividends and repurchasing stock.  The Company expects that the fees and the interest rates under the New Facility, if consummated, will increase to current market rates.  The Company anticipates that the New Facility will be finalized in May of 2009 and will have a term of three years, expiring in May 2012.

As previously mentioned, to provide for available liquidity in the event that the New Facility is not consummated, the Company has received a commitment for a three year $50 million asset-based credit facility from Bank of America.  The commitment is subject to the completion of due diligence by Bank of America and the satisfaction of a number of additional customary conditions precedent, certain of which are at the sole discretion of Bank of America.   In the event the New Facility is consummated, this commitment will be canceled.

The Company anticipates that the New Facility or the $50 million asset-based credit facility, if consummated, would replace the Debt Facilities .  In the event the New Facility or the $50 million asset-based credit facility is not consummated, the Company’s financial condition and results of operations may be materially adversely affected.

NOTE 5 – UNCOMMITTED LINES OF CREDIT

On June 16, 2008, the Company renewed a line of credit letter agreement with Bank of America and an amended and restated promissory note in the principal amount of up to $20.0 million payable to Bank of America, originally dated December 12, 2005.  Pursuant to the line of credit letter agreement, Bank of America will consider requests for short-term loans and documentary letters of credit for the importation of merchandise inventory, the aggregate amount of which at any time outstanding shall not exceed $20.0 million. The Company's obligations under the agreement are guaranteed by its subsidiaries, Movado Retail Group, Inc. and Movado LLC.  Pursuant to the amended and restated promissory note, the Company promised to pay Bank of America $20.0 million, or such lesser amount as may then be the unpaid balance of all loans made by Bank of America to the Company thereunder, in immediately available funds upon the maturity date of June 16, 2009. The Company has the right to prepay all or part of any outstanding amounts under the amended and restated promissory note without penalty at any time prior to the maturity date. The amended and restated promissory note bears interest at an annual rate equal to either (i) a floating rate equal to the prime rate or (ii) such fixed rate as may be agreed upon by the Company and Bank of America for an interest period which is also then agreed upon. The amended and restated promissory note contains various representations and warranties and events of default that are customary for instruments of that type.  As of January 31, 2009, there were no outstanding borrowings against this line.

On July 31, 2008, the Company renewed a promissory note, originally dated December 13, 2005, in the principal amount of up to $37.0 million, at a revised amount of up to $7.0 million, payable to Chase.  Pursuant to the promissory note, the Company promised to pay Chase $7.0 million, or such lesser amount as may then be the unpaid balance of each loan made or letter of credit issued by Chase to the Company thereunder, upon the maturity date of July 31, 2009. The Company has the right to prepay all or part of any outstanding amounts under the promissory note without penalty at any time prior to the maturity date. The promissory note bears interest at an annual rate equal to (i) a floating rate equal to the prime rate, (ii) a fixed rate equal to an adjusted LIBOR plus 0.625% or (iii) a fixed rate equal to a rate of interest offered by Chase from time to time on any single commercial borrowing. The promissory note contains various events of default that are customary for instruments of that type. In addition, it is an event of default for any security interest or other encumbrance to be created or imposed on the Company's property, other than as permitted in the lien covenant of the US Credit Agreement.  Chase issued 11 irrevocable standby letters of credit for retail and operating facility leases to various landlords, for the administration of the Movado Boutique private-label credit card and for Canadian payroll to the Royal Bank of Canada totaling $1.2 million with expiration dates through March 18, 2010. As of January 31, 2009, there were no outstanding borrowings against this promissory note.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. Available credit under these lines totaled 8.0 million Swiss francs, with dollar equivalents of $6.9 million and $7.4 million at January 31, 2009 and 2008, respectively.  As of January 31, 2009, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $1.3 million in various foreign currencies.  As of January 31, 2009, there were no outstanding borrowings against these lines.

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS

As of January 31, 2009, the balance of deferred net gains on derivative financial instruments documented as cash flow hedges included in accumulated other comprehensive income (“AOCI”) was $1.5 million in net gains, net of tax of $1.0 million, compared to $3.8 million in net gains at January 31, 2008, net of tax of $2.5 million and $0.1 million in net losses at January 31, 2007, net of tax benefit of $0.1 million. The Company estimates that a substantial portion of the deferred net gains at January 31, 2009 will be realized into earnings over the next 12 to 24 months as a result of transactions that are expected to occur over that period. The primary underlying transaction which will cause the amount in AOCI to affect cost of goods sold consists of the Company’s sell through of inventory purchased in Swiss francs. The maximum length of time the Company is hedging its exposure to the fluctuation in future cash flows for forecasted transactions is 24 months. For the years ended January 31, 2009, 2008 and 2007, the Company reclassified from AOCI to earnings $2.4 million of net gains, net of tax of $1.6 million, $0.6 million in net gains, net of tax of $0.4 million, and $0.1 million in net losses, net of tax benefit of $0.1 million, respectively.

During fiscal 2009, 2008 and 2007, the Company recorded no charge related to its assessment of the effectiveness of its derivative hedge portfolio because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged.

Changes in the contracts’ fair value due to spot-forward differences are excluded from the designated hedge relationship.  The Company records these transactions in the cost of sales of the Consolidated Statements of Income.

The balance of the net loss included in the cumulative foreign currency translation adjustment associated with derivatives documented as net investment hedges was $1.5 million, net of a tax benefit of $0.9 million as of January 31, 2009, 2008 and 2007.  Under SFAS No. 133, changes in fair value of these instruments are recognized in currency translation adjustment, a component of AOCI, to offset the change in the value of the net investment being hedged.

The following presents fair value and maturities of the Company’s foreign currency derivatives outstanding as of January 31, 2009 (in millions):

	Fair Value of Liability	Maturities

Forward exchange contracts	$1.1	Fiscal 2010

The Company estimates the fair value of its foreign currency derivatives based on quoted market prices or pricing models using current market rates.  These derivative financial instruments are currently reflected in accrued liabilities.

NOTE 7 - FAIR VALUE MEASUREMENTS

As of February 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”, for financial assets and liabilities.  FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”, delays, for one year, the effective date of SFAS No. 157 for non-financial assets and liabilities, except those that are recognized or disclosed in the financial statements on at least an annual basis.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value into three broad levels as follows:

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of January 31, 2009 (in thousands):

	Fair Value at January 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$135	$-	$-	$135
SERP assets - employer	750	-	-	750
SERP assets - employee	13,429	-	-	13,429
Total	$14,314	$-	$-	$14,314

Liabilities:
Hedge derivatives	$-	$1,120	$-	$1,120
SERP liabilities - employee	13,429	-	-	13,429
Total	$13,429	$1,120	$-	$14,549

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

NOTE 8 - INCOME TAXES

The provision / (benefit) for income taxes for the fiscal years ended January 31, 2009, 2008 and 2007 consists of the following components (in thousands):

	2009	2008	2007
Current:
U.S. Federal	$(7,891)	$3,414	$8,168
U.S. State and Local	249	1,681	1,147
Non-U.S.	4,001	5,672	4,168
	(3,641)	10,767	13,483
Noncurrent:
U.S. Federal	450	(10,635)	509
U.S. State and Local	-	-	(89)
Non-U.S.	-	(963)	-
	450	(11,598)	420
Deferred:
U.S. Federal	4,386	(5,214)	(3,972)
U.S. State and Local	294	(1,307)	(366)
Non-U.S.	(753)	(2,119)	(6,675)
	3,927	(8,640)	(11,013)
Provision / (benefit) for income taxes	$736	$(9,471)	$2,890

(Loss) / income before taxes for U.S. operations was ($29.0 million), ($4.3 million), and $12.9 million for periods ended January 31, 2009, 2008 and 2007, respectively.  Income before taxes for non-U.S. operations was $32.3 million, $56.2 million, and $39.8 million for periods ended January 31, 2009, 2008 and 2007, respectively.

Significant components of the Company's deferred income tax assets and liabilities for the fiscal year ended January 31, 2009 and 2008 consist of the following (in thousands):

	2009 Deferred Taxes		2008 Deferred Taxes
	Assets	Liabilities	Assets	Liabilities
Net operating loss carryforwards	$15,948	$-	$17,364	$-
Inventory	4,829	-	5,957	-
Unprocessed returns	1,366	-	5,703	-
Receivable allowance	2,188	493	2,396	715
Deferred compensation	12,853	-	10,435	-
Unrepatriated earnings	-	7,135	-	-
Hedge derivatives	-	958	-	2,533
Depreciation/amortization	8,264	3,122	1,641	1,124
Other	2,507	30	2,392	53
	47,955	11,738	45,888	4,425
Valuation allowance	(7,641)	-	(10,689)	-
Total deferred tax assets and liabilities	$40,314	$11,738	$35,199	$4,425

As of January 31, 2009, the Company had foreign net operating loss carryforwards of approximately $32.3 million, which are available to offset taxable income in future years.  Carryforward tax losses of $15.8 million were incurred in Switzerland, primarily in the Ebel business prior to the Company’s acquisition of the Ebel business on March 1, 2004.  Effective March 1, 2004, Ebel S.A. was merged into another wholly-owned Swiss subsidiary, and a Swiss tax ruling was obtained that allows the Ebel tax losses to offset taxable income in the surviving entity.  As part of purchase accounting, the Company recorded net deferred tax assets for the Swiss tax losses and for the temporary differences between the Swiss tax basis and the assigned values of the net Ebel assets.  The Company has established a partial valuation allowance on the deferred tax assets as a result of an evaluation of expected utilization of such tax benefits within the expiry of the tax losses through fiscal 2016. The recognition of the tax benefit had been applied to reduce the carrying value of acquired intangible assets to zero during fiscal 2007; thereafter releases of the valuation allowance have been recorded as a reduction to income tax expense. The Company recognized cash tax savings of $10.0 million on the utilization of the Swiss tax losses during the year, and released an additional $4.2 million valuation allowance, primarily due to the Company’s decision to implement a tax planning strategy.

The remaining foreign tax losses of $16.5 million are primarily related to the Company’s operations in Japan, Germany, and the United Kingdom. A full valuation allowance has been established on the deferred tax assets resulting from the losses attributable to Japan due to the Company’s assessment that it is more-likely-than-not the deferred tax assets will not be utilized within the 7 year expiry period.  The Company has three subsidiaries in Germany. Two subsidiaries are inactive; as a result the Company has determined that a full valuation allowance is appropriate for the losses of these two subsidiaries, even though there is no time limitation for utilization of the losses.  The third German subsidiary is currently not profitable and further, certain expected changes in the business prevent management from concluding it is more-likely-than-not the subsidiary will return to profitability in the future. During fiscal 2009 the Company’s United Kingdom operations returned to a loss position and the Company concluded it was more-likely-than-not the deferred tax assets would not be realized.  As a result, the Company reinstated a full valuation allowance.

As of January 31, 2009, the Company had domestic net operating loss carryforwards of approximately $20.2 million, of which $2.3 million relates to excess tax deductions associated with stock option plans which have yet to reduce income taxes payable.  Upon the utilization of these carryforwards, the associated tax benefits of approximately $0.9 million will be recorded to Additional Paid-in Capital.

At January 31, 2009, the Company’s net domestic deferred tax assets amounted to $20.8 million.  Management has considered the realizability of the deferred tax assets and has concluded that no valuation allowance should be recorded, as it is not-more-likely-than-not that some portion or all of the deferred tax assets will not be fully realized.    In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets.  This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, excess of appreciated asset value over the tax basis of net assets, the duration of statutory carryforward periods, the Company’s experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.  The Company’s analysis of the need for a valuation allowance recognizes that the Company has incurred a cumulative loss for its domestic operations over its evaluation period (current year and the two previous years), including a substantial loss for fiscal 2009.  A majority of the current loss was the result of the difficult market conditions, as well as restructuring and impairment charges.  The Company believes it will be able to realize all of its deferred tax assets.  Consideration has also been given to the period over which these net deferred tax assets can be realized, and the Company’s history of not having federal tax loss carryforwards expire unused.  In addition, Management has considered a tax planning strategy that is both prudent and feasible that will be implemented in a timely manner, if necessary, which will allow the Company to recognize the future tax attributes by increasing taxable income in the United States.

Management will continue to evaluate the appropriate level of allowance on all deferred tax assets, considering such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax and business strategies that could potentially enhance the likelihood of realization of a deferred tax asset.

The provision / (benefit) for income taxes differ from the amount determined by applying the U.S. federal statutory rate as follows (in thousands):

	Fiscal Year Ended January 31,
	2009	2008	2007

Provision for income taxes at the U.S. statutory rate	$1,151	$18,188	$18,607
Lower effective foreign income tax rate	(5,458)	(9,303)	(5,359)
Change in valuation allowance	(2,611)	(7,292)	(11,182)
Tax provided on repatriated earnings of foreign subsidiaries	165	-	-
Tax provided on unrepatriated earnings of foreign subsidiaries	7,388	-	-
Change in unrecognized tax benefits, net	450	(11,598)	-
State and local taxes, net of federal benefit	456	(214)	379
Change in investment	(785)	-	-
Other, net	(20)	748	445
Total provision / (benefit) for income taxes	$736	$(9,471)	$2,890

A provision of approximately $7.4 million has been made for federal income and withholding taxes, net of foreign tax credits, on the future remittance of approximately $30.0 million total undistributed retained earnings of two foreign subsidiaries.  No provision has been made for federal income or withholding taxes which may be payable on the remittance of the remaining undistributed retained earnings of foreign subsidiaries approximating $210.1 million at January 31, 2009, as those earnings are considered permanently reinvested.  It is not practical to estimate the amount of tax, if any, that may be payable on the eventual distribution of these earnings.

During the year, the effective tax rate increased to 22.38%, primarily as a result of the tax accrued on the future repatriation of foreign earnings, and a smaller net benefit compared to prior years on the release of valuation allowances on foreign tax losses. The effective tax rate excluding the benefit from the net release of valuation allowances and the tax accrued on the future repatriation of foreign earnings was -122.89%, primarily attributable to the income (loss) mix. The effective tax rate for fiscal 2008 was -18.23%, primarily as a result of the recognition of previously unrecognized tax benefits due to the settlement of the IRS audit for fiscal years 2004 through 2006, and the release of valuation allowances in whole or in part on Swiss, German and UK tax losses. The effective tax rate excluding the benefits from release of the valuation allowances and the settlement of the IRS audit was 20.62%.  The effective tax rate for fiscal 2007 was 5.44%, primarily as a result of a partial release of the valuation allowance on the Swiss tax losses.  The effective tax rate excluding the benefit from release of the valuation allowance was 23.26%.

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes”, on February 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions.

The Internal Revenue Service (“IRS”) commenced examinations of the Company’s consolidated U.S. federal income tax returns for fiscal years 2004 through 2006 in September 2006.  The examination phase concluded in January 2008, when the Company and the IRS came to a final agreement that resulted in the effective settlement of all three years. Pursuant to the settlement, the Company agreed to a total tax assessment for the three years of $3.3 million ($4.8 million gross less $1.5 million foreign tax credits).  During the first quarter of fiscal 2009, the Company settled the liability with a cash payment.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (exclusive of interest) for January 31, 2009 and 2008 are as follows (in thousands):
	2009	2008
Beginning balance	$10,089	$30,052
Additions based on tax positions related to the current year	-	477
Additions for tax positions of prior years	184	1,915
Lapse of statute of limitations	(6)	(1,051)
Decreases for tax positions of prior years	(65)	(21,153)
Cash settlements	(4,761)	(186)
F/X fluctuations	(22)	35
Ending balance	$5,419	$10,089

Included in the balance at January 31, 2009 is $2.8 million of unrecognized tax benefits which would impact the Company’s effective tax rate, if recognized.  Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense.  As of January 31, 2009 and January 31, 2008, the Company had $1.0 million and $1.3 million of accrued interest (net of tax benefit) related to unrecognized tax benefits. During fiscal years 2009 and 2008, the Company accrued $0.3 million and $1.0 million of interest (net of tax benefit).

The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions.  In the normal course of business, the Company is subject to examination by taxing authorities in many countries, including such major jurisdictions as Switzerland, Hong Kong, Canada and the United States.  The Company, with few exceptions, is no longer subject to income tax examinations by tax authorities in state, local and foreign taxing jurisdictions for years before the fiscal year ended January 31, 2005.

NOTE 9 - OTHER ASSETS

In fiscal 1996, the Company entered into an agreement with a trust which owned an insurance policy issued on the lives of the Company's Chairman, Mr. Gedalio Grinberg (“Mr. G. Grinberg”), and his spouse. Under this agreement, the trust assigned the insurance policy to the Company as collateral to secure repayment by the trust of interest-free loans made by the Company to the trust in amounts equal to the premiums on said insurance policy (approximately $0.7 million per annum). The agreement required the trust to repay the loans from the proceeds of the policy. At January 31, 2003, the Company had outstanding loans from the trust of $5.2 million. On April 4, 2003, the agreement was amended and restated to transfer the policy from the trust to the Company in partial repayment of the loan balance. The Company is the beneficiary of the policy insofar as upon the death of Mr. G. Grinberg and his spouse, the proceeds of the policy would first be distributed to the Company to repay the premiums paid by the Company with the remaining proceeds distributed to the trust.  On January 5, 2009, the Company announced the passing of Mr. G. Grinberg.  As of January 31, 2009, total premiums paid were $10.4 million, recorded as an Other Non-Current Asset in the Company’s Consolidated Balance Sheets, and the cash surrender value of the policy was $11.6 million.

NOTE 10 – LEASES

The Company leases office, distribution, retail and manufacturing facilities, and office equipment under operating leases, which expire at various dates through January 2019.  Certain leases include renewal options and the payment of real estate taxes and other occupancy costs.  Some leases also contain rent escalation clauses (step rents) that require additional rent amounts in the later years of the term.  Rent expense for leases with step rents is recognized on a straight-line basis over the minimum lease term.  Likewise, capital funding and other lease concessions that are occasionally provided to the Company, are recorded as deferred rent and amortized on a straight-line basis over the minimum lease term as adjustments to rent expense.  Rent expense for equipment and distribution, factory and office facilities under operating leases was approximately $17.4 million, $16.8 million and $14.4 million in fiscal 2009, 2008 and 2007, respectively.  Minimum annual rentals at January 31, 2009 under noncancelable operating leases, which do not include real estate taxes and operating costs, are as follows (in thousands):

Fiscal Year Ended January 31,

2010	$15,013
2011	14,512
2012	13,747
2013	11,512
2014	8,745
Thereafter	22,062
$85,591

NOTE 11 – COMMITMENTS AND CONTINGENCIES

At January 31, 2009, the Company had outstanding letters of credit totaling $1.2 million with expiration dates through March 18, 2010 compared to $1.2 million with expiration dates through March 18, 2009 as of January 31, 2008.  One bank in the domestic bank group has issued irrevocable standby letters of credit for retail and operating facility leases to various landlords, for the administration of the Movado Boutique private-label credit card and for Canadian payroll to the Royal Bank of Canada.

As of January 31, 2009, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $1.3 million in various foreign currencies compared to $2.1 million as of January 31, 2008.

Pursuant to the Company’s agreements with its licensors, the Company is required to pay minimum royalties and advertising.  As of January 31, 2009, the Company’s minimum commitments related to its license agreements was $93.7 million.

The Company had outstanding purchase obligations of $35.9 million with suppliers at the end of fiscal 2009 for raw materials, finished watches and packaging in the normal course of business.  These purchase obligation amounts do not represent total anticipated purchases but represent only amounts to be paid for items required to be purchased under agreements that are enforceable, legally binding and specify minimum quantity, price and term.

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

The weighted-average assumptions used with the Black-Scholes option-pricing model for the calculation of the fair value of stock option grants during the fiscal years 2009 and 2008 were: expected term of 6.9 years for fiscal 2009 and 6.0 years for fiscal 2008; risk-free interest rate of 3.41% for fiscal 2009 and 4.32% for fiscal 2008; expected volatility of 37.83% for fiscal 2009 and 35.32% for fiscal 2008 and dividend yield of 1.45% for fiscal 2009 and 1.03% for fiscal 2008.  The weighted-average grant date fair value of options granted during the fiscal years ended January 31, 2009 and 2008 was $8.45 and $12.06, respectively.

Total compensation expense for unvested stock option grants recognized during the fiscal years ended January 31, 2009 and 2008 was approximately $0.5 million, net of a tax benefit of $0.3 million and $1.1 million, net of a tax benefit of $0.7 million, respectively.  Expense related to stock option compensation is recognized on a straight-line basis over the vesting term.  As of January 31, 2009, there was approximately $1.3 million of unrecognized compensation cost related to unvested stock options.  These costs are expected to be recognized over a weighted-average period of 1.6 years.  Total cash received for stock option exercises during the fiscal year ended January 31, 2009 amounted to approximately $2.5 million. Windfall tax benefits realized on these exercises were approximately $0.5 million.

Transactions for stock options under the Plan since fiscal 2006 are summarized as follows:

	Outstanding	Weighted-Average
	Options	Exercise Price

January 31, 2006	3,169,613	$12.96
Options granted	144,000	$19.86
Options exercised	(430,873)	$8.96
Options cancelled	(28,800)	$13.85
January 31, 2007	2,853,940	$13.91
Options granted	89,500	$31.57
Options exercised	(269,319)	$12.64
Options cancelled	(20,666)	$14.18
January 31, 2008	2,653,455	$14.63
Options granted	109,250	$21.78
Options exercised	(229,307)	$11.97
Options cancelled	(85,832)	$12.45
January 31, 2009	2,447,566	$15.27

The total intrinsic value of stock options exercised for the fiscal years ended January 31, 2009 and 2008 was approximately $2.4 million and $5.3 million, respectively.  The total fair value of the stock options vested for the fiscal years ended January 31, 2009 and 2008 was approximately $5.2 million and $8.7 million, respectively.

The following table summarizes outstanding and exercisable stock options as of January 31, 2009:

Range of Exercise Prices			Number Outstanding	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price

$3.02	-	$6.01	98,740	1.3	$4.25	98,740	$4.25
$6.02	-	$9.01	78,066	2.1	$7.25	78,066	$7.25
$9.02	-	$12.01	490,122	1.2	$10.44	490,122	$10.44
$12.02	-	$15.01	301,044	4.6	$13.69	224,382	$13.69
$15.02	-	$18.01	703,417	2.7	$15.65	675,088	$15.59
$18.02	-	$21.01	568,427	4.3	$18.47	532,096	$18.45
$21.02	-	$24.01	108,750	9.2	$22.27	3,918	$23.55
$24.02	-	$27.01	25,000	7.7	$25.85	16,667	$25.85
$27.02	-	+	74,000	8.3	$32.92	31,001	$32.90
			2,447,566	3.5	$15.27	2,150,080	$14.45

The total intrinsic value of outstanding stock options for the fiscal years ended January 31, 2009 and 2008 was approximately $0.4 million and $25.4 million, respectively.  The total intrinsic value of exercisable stock options for the fiscal years ended January 31, 2009 and 2008 was approximately $0.4 million and $23.2 million, respectively.

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

On May 31, 2006, the Compensation Committee of the Board of Directors adopted the Executive Long Term Incentive Plan (the “LTIP”) authorized by section 9 of the Plan.  The LTIP provides for the award of “Performance Share Units” that are equivalent, one for one, to shares of the Company’s common stock and that vest based on the Company’s achievement of its operating margin goal for a target fiscal year.  The number of actual shares earned by a participant is based on the Company’s actual performance at the end of the award period and can range from 0% to 150% of the participant’s target award.  Total target awards of 189,500, 119,375, and 176,200 Performance Share Units were granted by the Compensation Committee on May 31, 2006, April 30, 2007, and April 30, 2008, respectively, that vest over three and five year periods.

During fiscal 2009, as a result of the Company’s performance, it became apparent that the performance goals for certain LTIP grants would not be achieved.  This resulted in the reversal of previously accrued stock-based compensation expenses of approximately $3.2 million.  Total compensation expense for restricted stock grants and for grants of Performance Share Units under the LTIP (together “restricted stock”) recognized during the fiscal year ended January 31, 2009, including the reversal of the aforementioned LTIP grants, was a benefit of approximately $0.4 million, net of a tax of $0.2 million.  For the fiscal year ended January 31, 2008, compensation expense for restricted stock was approximately $1.9 million, net of a tax benefit of $1.2 million.  Prior to February 1, 2006, compensation expense for restricted stock grants was reduced as actual forfeitures of the awards occurred.  SFAS No. 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest and thus, current period compensation expense has been adjusted for estimated forfeitures based on historical data.  As of January 31, 2009, there was approximately $3.4 million of unrecognized compensation cost related to unvested restricted stock.  These costs are expected to be recognized over a weighted-average period of 2.8 years.

Transactions for restricted stock under the Plan since fiscal 2006 are summarized as follows:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value

January 31,2006	321,090	$14.39
Units granted	255,450	$19.02
Units vested	(102,940)	$10.01
Units forfeited	(10,255)	$16.78
January 31, 2007	463,345	$17.87
Units granted	164,185	$32.06
Units vested	(113,410)	$15.28
Units forfeited	(17,390)	$18.84
January 31, 2008	496,730	$23.12
Units granted	220,521	$21.69
Units vested	(95,226)	$18.74
Units forfeited	(55,571)	$25.20
January 31, 2009	566,454	$23.09

Restricted stock units are exercised simultaneously when they vest and are issued from the pool of authorized shares. The total intrinsic value of restricted stock units that vested during the fiscal years ended January 31, 2009 and 2008 was approximately $1.7 million and $3.5 million, respectively. The windfall tax realized on the vested restricted stock grants for fiscal year ended January 31, 2009 were $0.2 million. The weighted-average grant date fair values for restricted stock grants for the years ended January 31, 2009 and 2008 were $21.69 and $32.06, respectively.  Outstanding restricted stock units had a total intrinsic value of approximately $4.4 million and $12.0 million for fiscal years ended January 31, 2009 and 2008.

NOTE 13 – OTHER EMPLOYEE BENEFITS PLANS

The Company maintains an Employee Savings Plan under Section 401(k) of the Internal Revenue Code.  In addition, the Company maintains defined contribution employee benefit plans for its employees located in Switzerland.  Company contributions and expenses of administering the plans amounted to $2.8 million, $2.5 million and $2.4 million in fiscal 2009, 2008 and 2007, respectively.

Effective June 1, 1995, the Company adopted a defined contribution SERP. The SERP provides eligible executives with supplemental pension benefits in addition to amounts received under the Company's other retirement plan. The Company makes a matching contribution which vests equally over five years. During fiscal 2009, 2008 and 2007, the Company recorded an expense related to the SERP of $0.8 million, $0.8 million and $0.7 million, respectively.

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

On September 23, 1994, the Company entered into a Death and Disability Benefit Plan Agreement (the “Prior Agreement”) with the Company's Chairman, Mr. Gedalio Grinberg.  Under the terms of the agreement, in the event of Mr. G. Grinberg's death or disability, the Company was required to make an annual benefit payment of approximately $0.3 million to his spouse for the lesser of ten years or her remaining lifetime. Neither the agreement nor the benefits payable thereunder were assignable and no benefits were payable to the estates or heirs of Mr. G. Grinberg or his spouse.  On December 19, 2008, the Company entered into a Transition and Retirement Agreement (the “Agreement”) with Mr. G. Grinberg.  Upon the effective date of the Agreement, the Prior Agreement was terminated.  The Agreement stipulates that upon his retirement on January 31, 2009, Mr. G. Grinberg, or his spouse if he predeceases her, would receive a payment of $0.6 million for the year ending January 31, 2010, and annual payments of $0.5 million for each year thereafter through the life of Mr. G. Grinberg and, if he predeceases his spouse, through the life of his spouse.  On January 5, 2009, the Company announced the passing of Mr. G. Grinberg.  For the year ending January 31, 2009, the Company recorded an actuarially determined charge of $2.4 million related to the Agreement.  This charge was included as part of the $11.1 million severance related charge associated with the Company’s streamlining initiatives.  Results of operations for fiscal 2008 and 2007 include an actuarially determined charge related to the Prior Agreement of $0.3 million and $0.2 million, respectively.  As of January 31, 2009, a $4.5 million liability was recorded in the Company’s Consolidated Balance Sheets related to the Agreement, of which $0.6 million was recorded in Accrued Liabilities, and $3.9 million was recorded in Other Non-Current Liabilities.  As of January 31, 2008, a $1.8 million liability was recorded in Other Non-Current Liabilities in the Company’s Consolidated Balance Sheets related to the Prior Agreement.

NOTE 14 – COMPREHENSIVE (LOSS) / INCOME

The components of comprehensive (loss) / income for the twelve months ended January 31, 2009, 2008 and 2007 are as follows (in thousands):

	Fiscal Year Ended January 31,
	2009	2008	2007
Net income	$2,315	$60,805	$50,138

Net unrealized (loss) / gain on investments, net of tax	(190)	(176)	42
Net change in effective portion of hedging contracts, net of tax	(2,266)	3,942	1,246
Foreign currency translation adjustment (1)	(19,692)	29,817	3,346
Total comprehensive (loss) / income	$(19,833)	$94,388	$54,772

(1) The currency translation adjustment is not adjusted for income taxes as they relate to permanent investments in international subsidiaries.

The components of accumulated other comprehensive income at January 31, consisted of the following (in thousands):
	Fiscal Year Ended
	January 31,
	2009	2008
Net unrealized (loss) / gain on investments, net of tax	$(34)	$156
Net unrealized gain on hedging contracts, net of tax	1,485	3,751
Cumulative foreign currency translation adjustment	42,291	61,983
Accumulated other comprehensive income	$43,742	$65,890

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

Operating Segment Data as of and for the Fiscal Year Ended January 31, (in thousands):

	Net Sales			Operating Income / (Loss) (1) (2)
	2009	2008	2007	2009	2008	2007
Wholesale	$371,349	$466,431	$445,674	$8,702	$50,210	$48,132
Retail	89,508	93,119	87,191	(5,312)	567	4,187
Consolidated total	$460,857	$559,550	$532,865	$3,390	$50,777	$52,319

	Total Assets		Capital Expenditures
	2009	2008	2009	2008	2007
Wholesale	$515,517	$580,665	$20,051	$19,684	$12,757
Retail	48,473	65,551	2,630	7,708	7,421
Consolidated total	$563,990	$646,216	$22,681	$27,392	$20,178

	Depreciation and Amortization
	2009	2008	2007
Wholesale	$12,047	$11,466	$11,617
Retail	6,410	5,218	4,963
Consolidated total	$18,457	$16,684	$16,580

Geographic Segment Data as of and for the Fiscal Year Ended January 31, (in thousands):

	Net Sales (3)			Operating (Loss) Income (1) (2)
	2009	2008	2007	2009	2008	2007
United States	$255,337	$328,212	$366,656	$(31,264)	$(18,066)	$7,704
International	205,520	231,338	166,209	34,654	68,843	44,615
Consolidated total	$460,857	$559,550	$532,865	$3,390	$50,777	$52,319

	Total Assets		Long-Lived Assets
	2009	2008	2009	2008
United States	$289,567	$341,846	$50,369	$51,544
International	274,423	304,370	16,380	16,969
Consolidated total	$563,990	$646,216	$66,749	$68,513

(1)
Fiscal 2009 Wholesale Operating Income included an $11.1 million charge related to the Company’s cost savings initiatives and a restructuring of certain benefit arrangements, of which $7.4 million was recorded in the United States and $3.7 million was recorded in the International segment.

(2)
Fiscal 2009 United States and Retail Operating Loss includes a non-cash impairment charge of $4.5 million recorded in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

(3)
The United States and international net sales are net of intercompany sales of $253.3 million, $275.2 million and $258.3 million for the twelve months ended January 31, 2009, 2008 and 2007, respectively.

NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents unaudited selected interim operating results of the Company for fiscal 2009 and 2008 (in thousands, except per share amounts):

	Quarter
	1st	2nd	3rd	4th
Fiscal 2009
Net sales	$101,353	$129,689	$135,846	$93,969
Gross profit	$65,020	$83,903	$86,202	$52,507
Net income / (loss)	$1,249	$8,136	$15,729	$(22,799)

Net income / (loss) per share:
Basic	$0.05	$0.33	$0.64	$(0.93)
Diluted	$0.05	$0.32	$0.62	$(0.92)

Fiscal 2008
Net sales	$101,363	$139,467	$180,153	$138,567
Gross profit	$61,652	$83,346	$109,887	$81,797
Net income	$2,400	$12,264	$26,528	$19,613

Net income per share:
Basic	$0.09	$0.47	$1.02	$0.75
Diluted	$0.09	$0.45	$0.97	$0.72

  As each quarter is calculated as a discrete period, the sum of the four quarters may not equal the calculated full year amount.  This is in accordance with prescribed reporting requirements.

NOTE 17 - SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows (in thousands):

	Fiscal Year Ended January 31,
	2009	2008	2007
Cash paid during the year for:
Interest	$2,434	$3,407	$3,760
Income taxes	$13,042	$11,542	$13,751

Additionally, as of January 15, 2009, the Company declared a $1.2 million cash dividend, which was subsequently paid in February 2009.

NOTE 18 – OTHER INCOME, NET

The components of other income, net for fiscal 2009, 2008 and 2007 are as follows (in thousands):

	Fiscal Year Ended January 31,
	2009	2008	2007

Gain on proceeds from insurance premiums (a)	$681	$-	$-
Gain on sale of building (b)	-	-	374
Sale of artwork (c)	-	-	848
Sale of rights to web domain (d)	-	-	125
Other income, net	$681	$-	$1,347

(a) The Company recorded a pre-tax gain for the fiscal year ended January 31, 2009 of $0.7 million on the collection of life insurance proceeds from policies covering the Company’s former Chairman.

(b) The Company recorded a pre-tax gain for the fiscal year ended January 31, 2007 of $0.4 million on the sale of a building acquired on March 1, 2004 in the acquisition of Ebel.  The Company received cash proceeds from the sale of $0.7 million. The building was classified as an asset held for sale in other current assets.

(c) The Company recorded a pre-tax gain for the fiscal year ended January 31, 2007 of $0.8 million on the sale of a piece of artwork acquired in February 1988.  The Company received cash proceeds from the sale of $1.0 million.  The artwork was classified as a non-current asset.

(d) The Company recorded a pre-tax gain for the fiscal year ended January 31, 2007 of $0.1 million on the sale of the rights to a web domain name.  The Company received cash from the sale of $0.1 million.  There was no cost basis on the balance sheet for the domain name.

NOTE 19 – TREASURY STOCK

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

On April 15, 2008, the Board of Directors announced a new authorization to repurchase up to an additional one million shares of the Company’s common stock.  Under this authorization, the Company has the option to repurchase shares over time, with the amount and timing of repurchases depending on market conditions and corporate needs.  The Company entered into a Rule 10b5-1 plan to facilitate repurchases of its shares under this authorization.  A Rule 10b5-1 plan permits a company to repurchase shares at times when it might otherwise be prevented from doing so, provided the plan is adopted when the company is not aware of material non-public information.  The Company may suspend or discontinue the repurchase of stock at any time.  Under this share repurchase program, as of January 31, 2009, the Company had repurchased a total of 937,360 shares of common stock in the open market during the first and second quarters of fiscal year 2009 at a total cost of approximately $19.5 million or $20.79 per share.

In addition to the shares repurchased pursuant to the Company’s share repurchase programs, an aggregate of 102,662 shares have been repurchased during the twelve months ended January 31, 2009 as a result of the surrender of shares in connection with the vesting of certain restricted stock awards and the exercise of certain stock options.  At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

NOTE 20 – STREAMLINING INITIATIVES

During the second half of fiscal 2009, the Company announced initiatives designed to streamline operations, reduce expenses, and improve efficiencies and effectiveness across the Company’s global organization.  Throughout fiscal 2009, the Company recorded a total pre-tax charge of $11.1 million, of which $8.7 million related to severance related accruals and $2.4 million related to the “Transition and Retirement Agreement” with the Company's former Chairman (see Note 13 – Other Employee Benefits Plans).  These expenses were recorded in SG&A expenses in the Consolidated Statements of Income.  The Company expects that substantially all of the severance related liability will be paid during fiscal 2010.

A summary rollforward of severance related accruals is as follows (in thousands):

Severance related
Balance at April 30, 2008	$-
Provision charged	2,192
Balance at July 31, 2008	2,192
Provision charged	3,393
Severance paid	(2,759)
Balance at October 31, 2008	2,826
Provision charged	3,094
Severance paid	(1,511)
Balance at January 31, 2009	$4,409

Schedule II

MOVADO GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)

Description	Balance at beginning of year	Net provision charged to operations	Currency revaluation	Net write-offs	Balance at end of year

Year ended January 31, 2009:
Doubtful accounts, returns and allowances (1)	$36,348	$35,628	$(456)	$(51,922)	$19,598

Year ended January 31, 2008:
Doubtful accounts, returns and allowances (1)	$26,079	$49,091	$657	$(39,479)	$36,348

Year ended January 31, 2007:
Doubtful accounts, returns and allowances	$25,693	$41,184	$91	$(40,889)	$26,079

(1) The net write-offs in fiscal 2009 and net provision charged to operations in fiscal 2008 include a non-cash charge of $11.0 million, related to the closing of certain wholesale customer doors in the U.S.

Description	Balance at beginning of year	Net provision charged to operations	Currency revaluation	Net write-offs	Balance at end of year

Year ended January 31, 2009:
Inventory reserve	$21,170	$2,282	$(737)	$(6,751)	$15,964

Year ended January 31, 2008:
Inventory reserve (2)	$48,575	$2,809	$3,754	$(33,968)	$21,170

Year ended January 31, 2007:
Inventory reserve	$49,250	$1,953	$2,348	$(4,976)	$48,575

(2) The inventory reserve net write-offs in fiscal 2008 were the result of efforts to cleanse discontinued component and watch inventory by scrapping the product, resulting in a reduction to existing reserves with no impact to the consolidated statement of income.

Description	Balance at beginning of year	Net benefit to operations	Currency revaluation	Adjustment	Balance at end of year

Year ended January 31, 2009:
Deferred tax asset valuation (3)	$10,689	$(2,625)	$(588)	$165	$7,641

Year ended January 31, 2008:
Deferred tax asset valuation (4)	$16,741	$(7,407)	$2,391	$(1,036)	$10,689

Year ended January 31, 2007:
Deferred tax asset valuation (5)	$29,555	$(9,544)	$976	$(4,246)	$16,741

(3) The detail of adjustments is as follows:		(5) The detail of adjustments is as follows:
Prior year adjustments	$164	Release of valuation allowance – Ebel NOL’s	$(273)
Statutory tax rate changes	1	Ebel NOL’s expired	(2,541)
	$165	Ebel Germany pre-acquisition NOL’s	(1,017)
		Prior year adjustments	(415)
			$(4,246)

(4) The detail of adjustments is as follows:
Statutory tax rate changes	$(731)
Ebel NOL’s expired	(609)
Prior year adjustments	304
$(1,036)

S-1