Form 10-Q
period 2009-04-30
MOVADO GROUP INC
filed 2009-06-09
CIK 72573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for that past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,'' "accelerated filer'' and "smaller reporting company'' in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

The number of shares outstanding of the registrant's common stock and class A common stock as of May 29, 2009 were 17,815,932 and 6,634,319, respectively.

MOVADO GROUP, INC.

Index to Quarterly Report on Form 10-Q
April 30, 2009

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

MOVADO GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)
	April 30, 2009	January 31, 2009	April 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$74,568	$86,621	$127,475
Trade receivables, net	66,110	76,710	89,510
Inventories, net	241,603	228,884	231,402
Other current assets	55,185	47,863	51,417
Total current assets	437,466	440,078	499,804

Property, plant and equipment, net	62,903	66,749	71,115
Deferred income taxes	23,215	23,449	19,908
Other non-current assets	31,357	33,714	38,825
Total assets	$554,941	$563,990	$629,652

LIABILITIES AND EQUITY
Current liabilities:
Loans payable to banks	$40,000	$40,000	$-
Current portion of long-term debt	25,000	25,000	10,000
Accounts payable	19,408	20,794	27,651
Accrued liabilities	46,092	47,686	44,698
Deferred and current income taxes payable	433	430	7
Total current liabilities	130,933	133,910	82,356

Long-term debt	-	-	61,435
Deferred and non-current income taxes payable	6,527	6,856	7,078
Other non-current liabilities	19,975	22,459	25,121
Total liabilities	157,435	163,225	175,990

Commitments and contingencies (Note 8)

Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	-	-	-
Common Stock, $0.01 par value, 100,000,000 shares authorized; 24,634,699, 24,592,682 and 24,328,403 shares issued, respectively	246	246	243
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,634,319, 6,634,319 and 6,634,319 shares issued and outstanding, respectively	66	66	66
Capital in excess of par value	132,374	131,796	130,259
Retained earnings	311,521	320,481	324,529
Accumulated other comprehensive income	48,859	43,742	77,485
Treasury Stock, 6,832,417, 6,826,734 and 6,046,476 shares, respectively, at cost	(97,415)	(97,371)	(80,833)
Total Movado Group, Inc. shareholders’ equity	395,651	398,960	451,749
Noncontrolling interests	1,855	1,805	1,913
Total equity	397,506	400,765	453,662
Total liabilities and equity	$554,941	$563,990	$629,652

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended April 30,
	2009	2008

Net sales	$67,575	$101,353
Cost of sales	30,552	36,333

Gross profit	37,023	65,020
Selling, general and administrative	48,142	63,407

Operating (loss) / income	(11,119)	1,613

Interest expense	(545)	(706)
Interest income	51	957

(Loss) / income before income taxes and noncontrolling interests	(11,613)	1,864
(Benefit) / provision for income taxes (Note 9)	(2,703)	567
Net (loss) / income	(8,910)	1,297
Less: Net income attributed to noncontrolling interests	50	48
Net (loss) / income attributed to Movado Group, Inc.	$(8,960)	$1,249

Basic (loss) / income per share:
Net (loss) / income per share	$(0.37)	$0.05
Weighted basic average shares outstanding	24,464	25,723

Diluted (loss) / income per share:
Net (loss) / income per share	$(0.37)	$0.05
Weighted diluted average shares outstanding	24,464	26,565

Dividends per share	$0.00	$0.08

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended April 30,
	2009	2008
Cash flows from operating activities:
Net (loss) / income	$(8,910)	$1,297
Adjustments to reconcile net (loss) / income to net cash used in operating activities:
Depreciation and amortization	4,883	4,478
Deferred income taxes	(11)	(3,452)
Provision for losses on accounts receivable	433	439
Provision for losses on inventory	228	347
Loss on disposition of property, plant and equipment	-	11
Stock-based compensation	664	1,115
Excess tax from stock-based compensation	105	46
Changes in assets and liabilities:
Trade receivables	10,700	5,633
Inventories	(10,611)	(21,617)
Other current assets	(6,950)	(742)
Accounts payable	(1,530)	(11,489)
Accrued liabilities	(102)	1,391
Current income taxes payable	(81)	(2,818)
Other non-current assets	2,220	(647)
Other non-current liabilities	(2,485)	915
Net cash used in operating activities	(11,447)	(25,093)

Cash flows from investing activities:
Capital expenditures	(1,193)	(6,308)
Trademarks	-	(107)
Net cash used in investing activities	(1,193)	(6,415)

Cash flows from financing activities:
Proceeds from bank borrowings	-	20,000
Repayments of bank borrowings	-	(10,715)
Stock options exercised and other changes	(26)	(130)
Purchase of treasury stock	-	(23,212)
Excess tax from stock-based compensation	(105)	(46)
Dividends paid	(1,220)	(2,016)
Net cash used in financing activities	(1,351)	(16,119)

Effect of exchange rate changes on cash and cash equivalents	1,938	5,551

Net decrease in cash and cash equivalents	(12,053)	(42,076)

Cash and cash equivalents at beginning of period	86,621	169,551

Cash and cash equivalents at end of period	$74,568	$127,475

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Movado Group, Inc. (the “Company”) in a manner consistent with that used in the preparation of the consolidated financial statements included in the Company’s fiscal 2009 Annual Report filed on Form 10-K.  In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial position and results of operations for the periods presented.  These consolidated financial statements should be read in conjunction with the aforementioned Annual Report.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

NOTE 1 – RECLASSIFICATIONS

Certain reclassifications were made to prior year’s financial statement amounts and related note disclosures to conform to the fiscal 2010 presentation as a result of the adoption of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”.

NOTE 2 – FAIR VALUE MEASUREMENTS

As of February 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”, for financial assets and liabilities that are recognized or disclosed at fair value in the Company’s consolidated financial statements and on February 1, 2009, the Company adopted fair value measurements for non-recurring financial assets and liabilities. The adoption of SFAS No. 157 did not have a material effect on the Company’s consolidated financials statements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value into three broad levels as follows:

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of April 30, 2009 (in thousands):

	Fair Value at April 30, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$179	$-	$-	$179
SERP assets - employer	655	-	-	655
SERP assets - employee	10,966	-	-	10,966
Hedge derivatives	-	620	-	620
Total	$11,800	$620	$-	$12,420

Liabilities:
SERP liabilities - employee	$10,966	$-	$-	$10,966
Hedge derivatives	-	467	-	467
Total	$10,966	$467	$-	$11,433

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

NOTE 3 – TOTAL EQUITY

The components of equity for the three months ended April 30, 2009 and 2008 are as follows (in thousands):

						Accumulated
		Class A	Capital in			Other
	Common	Common	Excess of	Retained	Treasury	Comprehensive	Noncontrolling
	Stock	Stock	Par Value	Earnings	Stock	Income	Interests	Total
Balance, January 31, 2009	$ 246	$ 66	$131,796	$320,481	($97,371)	$43,742	$1,805	$400,765
Net (loss) / income				(8,960)			50	(8,910)
Stock options exercised, net of tax			82		(44)			38
Stock-based compensation expense			664					664
Supplemental executive retirement plan			(168)					(168)
Net unrealized gain on investments						44		44
Effective portion of unrealized loss on hedging contracts						(58)		(58)
Foreign currency translation adjustment						5,131		5,131
Balance, April 30, 2009	$246	$ 66	$132,374	$311,521	($97,415)	$48,859	$1,855	$397,506

						Accumulated
		Class A	Capital in			Other
	Common	Common	Excess of	Retained	Treasury	Comprehensive	Noncontrolling
	Stock	Stock	Par Value	Earnings	Stock	Income	Interests	Total
Balance, January 31, 2008	$243	$ 66	$128,902	$325,296	($57,202)	$65,890	$1,865	$465,060
Net income				1,249			48	1,297
Dividends declared				(2,016)				(2,016)
Stock repurchase					(23,212)			(23,212)
Stock options exercised, net of tax			214		(419)			(205)
Stock-based compensation expense			1,115					1,115
Supplemental executive retirement plan			28					28
Net unrealized gain on investments						72		72
Effective portion of unrealized gain on hedging contracts						869		869
Foreign currency translation adjustment						10,654		10,654
Balance, April 30, 2008	$243	$ 66	$130,259	$324,529	($80,833)	$77,485	$1,913	$453,662

The components of comprehensive (loss) / income for the three months ended April 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended April 30,
	2009	2008

Net (loss) / income	$(8,910)	$1,297
Net unrealized gain on investments, net of tax	44	72
Effective portion of unrealized (loss) / gain on hedging contracts, net of tax	(58)	869
Foreign currency translation adjustments (1)	5,131	10,654
Comprehensive (loss) / income	(3,793)	12,892
Less: Net income attributable to noncontrolling interests	50	48
Total comprehensive (loss) / income attributable to Movado Group, Inc.	$(3,843)	$12,844

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

Operating Segment Data for the Three Months Ended April 30, 2009 and 2008 (in thousands):

	Net Sales		Operating (Loss) Income
	2009	2008	2009	2008

Wholesale	$51,829	$85,251	$(7,510)	$4,576
Retail	15,746	16,102	(3,609)	(2,963)
Consolidated total	$67,575	$101,353	$(11,119)	$1,613

	Total Assets
	April 30, 2009	January 31, 2009	April 30, 2008

Wholesale	$509,161	$515,517	$563,587
Retail	45,780	48,473	66,065
Consolidated total	$554,941	$563,990	$629,652

Geographic Segment Data for the Three Months Ended April 30, 2009 and 2008 (in thousands):

	Net Sales		Operating (Loss) Income
	2009	2008	2009	2008

United States	$38,465	$53,281	$(13,895)	$(9,507)
International	29,110	48,072	2,776	11,120
Consolidated total	$67,575	$101,353	$(11,119)	$1,613

United States and International net sales are net of intercompany sales of $48.7 million and $73.1 million for the three months ended April 30, 2009 and 2008, respectively.

	Total Assets
	April 30, 2009	January 31, 2009	April 30, 2008

United States	$241,964	$289,567	$309,033
International	312,977	274,423	320,619
Consolidated total	$554,941	$563,990	$629,652

	Long-Lived Assets
	April 30, 2009	January 31, 2009	April 30, 2008

United States	$47,748	$50,369	$52,634
International	15,155	16,380	18,481
Consolidated total	$62,903	$66,749	$71,115

NOTE 5 – INVENTORIES, NET

Inventories consist of the following (in thousands):
	April 30, 2009	January 31, 2009	April 30, 2008

Finished goods	$161,409	$146,073	$133,529
Component parts	60,931	81,423	85,136
Work-in-process	19,263	1,388	12,737
	$241,603	$228,884	$231,402

NOTE 6 – DEBT AND LINES OF CREDIT

On June 5, 2009, the Company, together with Movado Group Delaware Holdings Corporation, Movado Retail Group, Inc. and Movado LLC (together with the Company, the “Borrowers”), each a wholly-owned domestic subsidiary of the Company, entered into a Loan and Security Agreement (the “Loan Agreement”) with Bank of America, N.A. as agent (in such capacity, the “Agent”) and lender thereunder.  The Loan Agreement provides for a $50.0 million asset based senior secured revolving credit facility (the “Facility”), including a $15.0 million letter of credit subfacility, that matures on June 5, 2012.

Availability is determined by reference to a borrowing base which is based on the sum of a percentage of eligible accounts receivable and eligible inventory of the Borrowers.  In addition, until the date (the “Block Release Date”) on which the Borrowers have achieved for a four fiscal quarter period a consolidated fixed charge coverage ratio of at least 1.25 to 1.0 and domestic EBITDA greater than zero, $10.0 million of availability under the Facility will be blocked.  The amount of the availability block will be reduced by the amount that the borrowing base exceeds $50.0 million, up to a maximum $7.5 million reduction.  Availability under the Facility may be further reduced by certain reserves established by the agent in its good faith credit judgment.

As of June 5, 2009, $40.0 million in loans were drawn under the Facility, which were used, in part, to repay amounts outstanding under the Company’s former U.S. credit facility with JPMorgan Chase Bank, N.A. (“JPM Chase”) (the “Former US Facility”), which was terminated.  In addition, approximately $1.5 million in letters of credit were issued, which were used to backstop letters of credit and other obligations outstanding in connection with the Former US Facility.  As of June 5, 2009, total availability under the Facility, giving effect to the availability block, the $40.0 million borrowing and the letters of credit, was $6.0 million.

Borrowings under the Facility bear interest at rates selected periodically by the Company at LIBOR (subject to a floor of 2.0% per annum) plus 4.50% per annum or a base rate plus 3.50% per annum.  The Company has also agreed to pay certain fees and expenses and provide certain indemnities, all of which are customary for such financings.

The borrowings under the Facility are joint and several obligations of the Borrowers and also cross-guaranteed by each Borrower.  In addition, the Borrowers’ obligations under the Facility are secured by first priority liens, subject to permitted liens, on substantially all of the Borrowers’ U.S. assets other than certain excluded assets.

The Loan Agreement contains affirmative and negative covenants binding on the Borrowers and their subsidiaries that are customary for asset based facilities, including restrictions and limitations on the incurrence of debt for borrowed money and liens, dispositions of assets of the Borrowers, capital expenditures, dividends and other payments in respect of equity interests, the making of loans and equity investments, prepayments of subordinated and certain other debt, mergers, consolidations, liquidations and dissolutions, and transactions with affiliates.

Prior to the Block Release Date, if borrowing availability is less than $7.5 million or an event of default occurs, Borrowers will be subject to a minimum EBITDA covenant.  After the Block Release Date, if borrowing availability is less than $10.0 million or an event of default occurs, Borrowers will be subject to a minimum fixed charge coverage ratio.  In addition, the Borrowers’ deposit accounts will be subject to cash dominion if the Borrowers fail to meet these borrowing availability thresholds (which will be reduced for purposes of the cash dominion covenant by the amount that the borrowing base exceeds $50.0 million, up to a maximum $5.0 million reduction).  As of June 5, 2009, the Borrowers were subject to the minimum EBITDA covenant and were in compliance thereunder.

The Loan Agreement contains events of default that are customary for facilities of this type, including, but not limited to, nonpayment of principal, interest, fees and other amounts when due, failure of any representation or warranty to be true in any material respect when made or deemed made, violation of covenants, cross default, material judgments, material ERISA liability, bankruptcy events, material loss of collateral in excess of insured amounts, asserted or actual revocation or invalidity of the loan documents, change of control and events or circumstances having a material adverse effect.

During fiscal 1999, the Company issued $25.0 million of Series A Senior Notes (“Series A Senior Notes”) under a Note Purchase and Private Shelf Agreement, dated November 30, 1998 and amended on June 5, 2008 (as amended, the “First Amended 1998 Note Purchase Agreement”), between the Company and The Prudential Insurance Company of America (“Prudential”).  These notes bore interest of 6.90% per annum, were to mature on October 30, 2010 and were subject to annual repayments of $5.0 million commencing October 31, 2006.  These notes contained various financial covenants including an interest coverage ratio and maintenance of consolidated net worth and certain non-financial covenants that restricted the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding.  As of April 30, 2009, $10.0 million of the Series A Senior Notes were issued and outstanding.  Upon entering the Loan Agreement on June 5, 2009, all outstanding amounts and related fees due under the Series A Senior Notes were paid in full, and the First Amended 1998 Note Purchase Agreement was terminated.

As of March 21, 2004, the Company amended its Note Purchase and Private Shelf Agreement, originally dated March 21, 2001 (as amended, the “First Amended 2001 Note Purchase Agreement”), among the Company, Prudential and certain affiliates of Prudential (together, the “Purchasers”).  This agreement allowed for the issuance of senior promissory notes in the aggregate principal amount of up to $40.0 million with maturities up to 12 years from their original date of issuance.  On October 8, 2004, the Company issued, pursuant to the First Amended 2001 Note Purchase Agreement, 4.79% Senior Series A-2004 Notes due 2011 (the "Senior Series A-2004 Notes") in an aggregate principal amount of $20.0 million, which were to mature on October 8, 2011 and were subject to annual repayments of $5.0 million commencing on October 8, 2008.  Proceeds of the Senior Series A-2004 Notes have been used by the Company for capital expenditures, repayment of certain of its debt obligations and general corporate purposes.  These notes contained certain financial covenants, including an interest coverage ratio and maintenance of consolidated net worth and certain non-financial covenants that restricted the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding.  On June 5, 2008, the Company amended the First Amended 2001 Note Purchase Agreement (as amended, the “Second Amended 2001 Note Purchase Agreement”), with Prudential and the Purchasers.  As of April 30, 2009, $15.0 million of the Senior Series A-2004 Notes were issued and outstanding.  Upon entering the Loan Agreement on June 5, 2009, all outstanding amounts and related fees due under the Senior Series A-2004 Notes were paid in full, and the Second Amended 2001 Note Purchase Agreement was terminated.

The credit agreement dated as of December 15, 2005, as amended, by and between the Company as parent guarantor, its Swiss subsidiaries, MGI Luxury Group S.A., Movado Watch Company SA, Concord Watch Company S.A. and Ebel Watches S.A. as borrowers, and  JPMorgan Chase Bank, N.A. (“Chase”), JPMorgan Securities, Inc., Bank of America, N.A., PNC Bank and Citibank, N.A. (as amended, the "Swiss Credit Agreement"), provided for a revolving credit facility of 33.0 million Swiss francs and was to mature on December 15, 2010.  The obligations of the Company’s Swiss subsidiaries under this credit agreement were guaranteed by the Company under a Parent Guarantee, dated as of December 15, 2005, in favor of the lenders.  The Swiss Credit Agreement contained financial covenants, including an interest coverage ratio, average debt coverage ratio and limitations on capital expenditures and certain non-financial covenants that restricted the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding. Borrowings under the Swiss Credit Agreement bore interest at a rate equal to LIBOR (as defined in the Swiss Credit Agreement) plus a margin ranging from .50% per annum to .875% per annum (depending upon a leverage ratio).  As of April 30, 2009, there were no outstanding borrowings under this former facility.  Upon entering the Loan Agreement on June 5, 2009, the Swiss Credit Agreement was terminated.

The credit agreement dated as of December 15, 2005, as amended, by and between the Company, MGI Luxury Group S.A. and Movado Watch Company SA, as borrowers, and Chase, JPMorgan Securities, Inc., Bank of America, N.A., PNC Bank, Bank Leumi and Citibank, N.A. (as amended, the "Former US Credit Agreement"), provided for a revolving credit facility of $90.0 million (including a sublimit for borrowings in Swiss francs of up to an equivalent of $25.0 million) with a provision to allow for a further increase of up to an additional $10.0 million, subject to certain terms and conditions. The Former US Credit Agreement was to mature on December 15, 2010.  The obligations of MGI Luxury Group S.A. and Movado Watch Company SA were guaranteed by the Company under a Parent Guarantee, dated as of December 15, 2005, in favor of the lenders. The obligations of the Company were guaranteed by certain domestic subsidiaries of the Company under subsidiary guarantees, in favor of the lenders.  The Former US Credit Agreement contained financial covenants, including an interest coverage ratio, average debt coverage ratio and limitations on capital expenditures and certain non-financial covenants that restricted the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding.  Borrowings under the Former US Credit Agreement bore interest, at the Company’s option, at a rate equal to the adjusted LIBOR (as defined in the Former US Credit Agreement) plus a margin ranging from .50% per annum to .875% per annum (depending upon a leverage ratio), or the Alternate Base Rate (as defined in the Former US Credit Agreement).  As of April 30, 2009, $40.0 million was outstanding under this former credit facility.  Upon entering the Loan Agreement on June 5, 2009, all outstanding amounts and related fees due under this revolving credit facility were paid in full, and the Former US Credit Agreement was terminated.

On June 16, 2008, the Company renewed a line of credit letter agreement with Bank of America and an amended and restated promissory note in the principal amount of up to $20.0 million payable to Bank of America, originally dated December 12, 2005.  The Company's obligations under the agreement were guaranteed by its subsidiaries, Movado Retail Group, Inc. and Movado LLC.  The maturity date was to be June 16, 2009. The amended and restated promissory note contained various representations and warranties and events of default that are customary for instruments of that type.  As of April 30, 2009, there were no outstanding borrowings against this line.  Upon entering the Loan Agreement on June 5, 2009, this uncommitted line of credit agreement was terminated.

On July 31, 2008, the Company renewed a promissory note, originally dated December 13, 2005, in the principal amount of up to $37.0 million, at a revised amount of up to $7.0 million, payable to Chase.  Pursuant to the promissory note, the Company promised to pay Chase $7.0 million, or such lesser amount as may then be the unpaid balance of each loan made or letter of credit issued by Chase to the Company thereunder, upon the maturity date of July 31, 2009. The promissory note bore interest at an annual rate equal to (i) a floating rate equal to the prime rate, (ii) a fixed rate equal to an adjusted LIBOR plus 0.625% or (iii) a fixed rate equal to a rate of interest offered by Chase from time to time on any single commercial borrowing. The promissory note contained various events of default that are customary for instruments of that type. In addition, it was an event of default for any security interest or other encumbrance to be created or imposed on the Company's property, other than as permitted in the lien covenant of the Former US Credit Agreement.  As of April 30, 2009, there were no outstanding borrowings against this promissory note.  Upon entering the Loan Agreement on June 5, 2009, this uncommitted line of credit agreement was terminated.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. Available credit under these lines totaled 8.0 million Swiss francs, with dollar equivalents of $7.0 million and $7.7 million at April 30, 2009 and 2008, respectively.  As of April 30, 2009, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $1.3 million in various foreign currencies.  As of April 30, 2009, there were no outstanding borrowings against these lines.

For the three months ended April 30, 2009, the calculation of the financial covenants for the Series A Senior Notes, Senior Series A-2004 Notes, the Swiss Credit Agreement and Former US Credit Agreement (together the “Debt Facilities”) were as follows (dollars in thousands):

	Required	Required	Actual
	Senior	Credit	April 30,
Covenant	Notes	Facilities	2009

Interest Coverage Ratio	Min. 3.50x	Min. 3.50x	-4.29x
Average Debt Coverage Ratio	Max. 3.25x	Max. 3.25x	5.79x
Capital Expenditures Limit	n/a	$47,319	$1,193
Priority Debt Limit	$77,378	n/a	$40,000
Lien Limit	$77,378	n/a	$-

As of April 30, 2009, the Company was in compliance with all non-financial covenants under the Debt Facilities.  Due to the reported financial results for the rolling twelve month period ended April 30, 2009, the Company was in compliance with all financial covenants with the exception of the interest coverage ratio and the average debt coverage ratio covenants under these Debt Facilities.  The financial results used in the calculations of these covenants included certain charges recorded in fiscal 2009 for severance related costs associated with the Company’s expense reduction initiatives and a restructuring of certain benefit arrangements of $11.1 million and for asset impairments of $4.5 million.  As a result of these charges as well as the Company’s projections in light of the global economic downturn, without an amendment or waiver, the Company believes that it would have continued to be in non-compliance with the interest coverage ratio and the average debt coverage ratio covenants, and potentially additional financial covenants under the Debt Facilities, for the upcoming rolling twelve months reporting periods in fiscal year 2010.  The Company had not requested a waiver, as it entered into the Loan Agreement discussed in more detail above and terminated the relevant agreements, repaying all outstanding amounts under those agreements.

As a result of the Company’s non-compliance with the interest coverage ratio and the average debt coverage ratio covenants, amounts owed under the Debt Facilities had been reclassified to current liabilities.  Based on the provisions of the Loan Agreement, any amounts outstanding under the Facility will continue to be classified as current liabilities.

NOTE 7 – EARNINGS PER SHARE

The Company presents net income per share on a basic and diluted basis.  Basic earnings per share are computed using weighted-average shares outstanding during the period.  Diluted earnings per share are computed using the weighted-average number of shares outstanding adjusted for dilutive common stock equivalents.

The weighted-average number of shares outstanding for basic earnings per share was 24,464,000 and 25,723,000 for the three months ended April 30, 2009 and 2008, respectively.  For the three months ended April 30, 2009, the number of shares outstanding for diluted earnings per share was the same as the basic earnings per share because the Company generated a net loss.  For the three months ended April 30, 2008, diluted earnings per share was increased by 842,000, due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans.

For the three months ended April 30, 2009 and April 30, 2008, approximately 2,150,000 and 78,000 of potentially dilutive common stock equivalents, respectively, were excluded from the computation of dilutive earnings per share because their effect would have been antidilutive.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

At April 30, 2009, the Company had outstanding letters of credit totaling $1.2 million with expiration dates through May 31, 2010.  One bank in the domestic bank group has issued 11 irrevocable standby letters of credit for retail and operating facility leases to various landlords, for the administration of the Movado Boutique private-label credit card and Canadian payroll to the Royal Bank of Canada.

As of April 30, 2009, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $1.3 million in various foreign currencies.

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

NOTE 9 –  INCOME TAXES

The Company recorded a tax benefit of $2.7 million and a tax expense of $0.6 million for the three months ended April 30, 2009 and 2008, respectively.  Taxes for the three month period ended April 30, 2009 reflected a 23.3% effective tax rate including adjustments resulting in a charge of $0.1 million.  Taxes for the three months ended April 30, 2008 reflected a 30.4% effective tax rate including adjustments resulting in a charge of $0.2 million.

NOTE 10 – STREAMLINING INITIATIVES

During the second half of fiscal 2009, the Company announced initiatives designed to streamline operations, reduce expenses, and improve efficiencies and effectiveness across the Company’s global organization.  During the second half of fiscal 2009, the Company recorded $8.7 million of severance related accruals.  Any costs incurred pursuant to these initiatives were recorded in SG&A expenses in the Consolidated Statements of Income.  The Company expects that the remaining severance related liability will be paid during fiscal 2010.

A summary rollforward of severance related accruals is as follows (in thousands):

Severance Related
Balance at January 31, 2009	$4,409
Provision charged	-
Severance paid	(2,205)
Balance at April 30, 2009	$2,204

NOTE 11 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company utilizes derivative financial instruments to reduce foreign currency fluctuation risks. The Company accounts for its derivative financial instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended and interpreted, which establishes accounting and reporting standards for derivative instruments and hedging activities.  It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Changes in the fair value of those instruments will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged.

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

The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives designated as hedging instruments under SFAS No. 133 and derivatives not designated as hedging instruments under SFAS No. 133 as of April 30, 2009 (in millions):

	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$0.2	Accrued Liabilities	$0.0

Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$0.4	Accrued Liabilities	$0.5

Total Derivative Instruments		$0.6		$0.5

As of April 30, 2009, the balance of deferred net gains on derivative financial instruments documented as cash flow hedges included in accumulated other comprehensive income (“AOCI”) was $1.4 million in net gains, net of tax of $0.9 million, compared to $4.6 million in net gains at April 30, 2008, net of tax of $3.1 million. The Company estimates that a substantial portion of the deferred net gains at April 30, 2009 will be realized into earnings over the next 12 to 24 months as a result of transactions that are expected to occur over that period. The primary underlying transaction which will cause the amount in AOCI to affect cost of goods sold consists of the Company’s sell through of inventory purchased in Swiss francs. The maximum length of time the Company is hedging its exposure to the fluctuation in future cash flows for forecasted transactions is 24 months. For the periods ended April 30, 2009 and 2008, the Company reclassified from AOCI to earnings $0.3 million of net gains, net of tax of $0.2 million and $0.6 million in net gains, net of tax of $0.4 million, respectively.

During the three months ended April 30, 2009 and 2008, the Company recorded no charge related to its assessment of the effectiveness of its derivative hedge portfolio because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged.

Changes in the contracts’ fair value due to spot-forward differences are excluded from the designated hedge relationship.  The Company records these transactions in the cost of sales of the Consolidated Statements of Income.

NOTE 12 – SUBSEQUENT EVENT

On June 2, 2009, the Company borrowed approximately $11.0 million against the cash surrender value of one of its insurance policies.  The loan bears interest at 6.44% per annum.  The Company borrowed these funds to provide for additional flexibility in meeting its liquidity needs.

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

Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and the results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s most critical accounting policies have been discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

As of April 30, 2009, there have been no material changes to any of the critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

Effective February 1, 2009, the Company adopted SFAS No. 141(R), “Business Combinations”, which changed how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141(R) will be applied on all future acquisitions.

Effective February 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and requires (i) classification of noncontrolling interests, commonly referred to as minority interests, within stockholders’ equity, (ii) net income to include the net income attributable to the noncontrolling interest and (iii) enhanced disclosure of activity related to noncontrolling interests. In accordance with SFAS No. 160, the Company reclassified the noncontrolling interest to a separate component within equity on the Consolidated Balance Sheets and separately presented the net income attributable to the noncontrolling interest on the Consolidated Statements of Income.

Effective February 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”, which changes the disclosure requirements for derivative instruments and hedging activities. The Company is required to provide enhanced disclosures about how and why it uses derivative instruments, how they are accounted for, and how they affect the Company’s financial performance. See Note 11, Derivative Financial Instruments.

Recent Developments

Economic conditions both in the United States and around the world have deteriorated since the beginning of fiscal 2009.  As the events that have caused this deterioration continue to unfold, the Company does not have significant, meaningful visibility into the further effects they could have on the U.S. and the global economy, although they likely will continue to have a negative impact on the Company’s sales and profits throughout fiscal 2010. Nevertheless, the Company intends to continue to take actions to appropriately manage its business while strategically positioning itself for long-term success, including:

•	capitalizing on the strength of the Company’s brands to gain market share across all price categories;
•	the expense reduction initiatives implemented throughout fiscal 2009;
•	working with retail customers to help them better manage their inventory, improve their productivity and reduce credit risk; and
•	continuing to tightly manage cash and inventory levels.

On April 9, 2009, the Company announced that its Board of Directors has decided to discontinue the quarterly cash dividend.  This decision was based on the Company’s desire to retain capital during the current challenging economic environment.  Under the Loan Agreement described below, dividends are prohibited until the achievement of certain financial covenants.

On June 5, 2009, the Company, together with Movado Group Delaware Holdings Corporation, Movado Retail Group, Inc. and Movado LLC (together with the Company, the “Borrowers”), each a wholly-owned domestic subsidiary of the Company, entered into a Loan and Security Agreement (the “Loan Agreement”) with Bank of America, N.A. (as agent and lender thereunder).  The Loan Agreement provides for a $50.0 million asset based senior secured revolving credit facility (the “Facility”), including a $15.0 million letter of credit subfacility, that matures on June 5, 2012.  Upon entering the Loan Agreement, the Company borrowed $40.0 million under the Facility and along with cash already on-hand, paid down all outstanding amounts due under its Series A Senior Notes, Senior Series A-2004 Notes and Former US Credit Agreement, and terminated these agreements.  The Company also terminated its Swiss Credit Agreement and its two U.S. uncommitted line of credit agreements effective June 5, 2009.  For more information on the Company’s current and terminated debt and credit arrangements, see Note 6 to the Consolidated Financial Statements.

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

Results of operations for the three months ended April 30, 2009 as compared to the three months ended April 30, 2008

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Three Months Ended April 30,
	2009	2008

Wholesale:
United States	$22,719	$37,179
International	29,110	48,072
Total Wholesale	51,829	85,251

Retail	15,746	16,102

Net Sales	$67,575	$101,353

Net sales for the three months ended April 30, 2009 were $67.6 million, below prior year by $33.8 million or 33.3%.  Excluding $4.3 million of liquidation of excess discontinued inventory in the current year period, net sales were $63.3 million, or below the prior year by 37.5%.  As a result of the strong U.S. dollar and the translation from the international subsidiaries’ financial results, the effect of foreign currency reduced net sales in the three months ended April 30, 2009 by $3.9 million.

Net sales in the wholesale segment were $51.8 million, below prior year by $33.4 million or 39.2%.  Excluding $4.3 million of liquidation of excess discontinued inventory in the current year period, net sales in the wholesale segment were $47.5 million, or below the prior year by 44.2%.  The decrease in wholesale net sales was primarily attributable to the unfavorable impact of the ongoing difficult global economic environment as lower sales were recorded in all watch categories when compared to the prior year period.

Net sales in the U.S. wholesale segment were $22.7 million, below prior year by $14.5 million or 38.9%.  Excluding $4.3 million of liquidation of excess discontinued inventory in the current year period, net sales in the U.S. wholesale segment were $18.4 million, or below prior year by 50.4%.   The decrease in U.S. wholesale net sales was primarily attributable to the unfavorable impact of the ongoing difficult U.S. economic environment as lower sales were recorded in all watch categories when compared to the prior year period.

Net sales in the international wholesale segment were $29.1 million, below prior year by $19.0 million or 39.4%.  The decrease in international wholesale net sales was primarily attributable to the unfavorable impact of the ongoing difficult global economic environment as lower sales were recorded in all watch categories when compared to the prior year period.  As a result of the strong U.S. dollar and the translation from the international subsidiaries’ financial results, the effect of foreign currency reduced net sales in the three months ended April 30, 2009 by $3.9 million.

Net sales in the retail segment were $15.7 million, below prior year by $0.4 million or 2.2%.  The decrease in sales was the net result of lower sales in the Movado Boutiques, partially offset by higher sales in the outlet stores.  The decrease in Movado Boutique sales was primarily attributable to the ongoing difficult U.S. economic environment.  The increase in sales in the Company’s outlet stores was primarily attributed to in-store promotions in effect during the three months ended April 30, 2009 as consumers were drawn to the lower prices of outlet shopping in the midst of the troubled economy.   As of April 30, 2009, the Company operated 27 Movado Boutiques and 31 outlet stores.

Gross Profit.  Gross profit for the three months ended April 30, 2009 was $37.0 million or 54.8% of net sales as compared to $65.0 million or 64.2% of net sales for the three months ended April 30, 2008.  The gross margin percentage was negatively impacted during the three months ended April 30, 2009 by $4.3 million of liquidation sales of excess discontinued inventory.  Excluding the sales of excess discontinued inventory recorded in the current year, the gross margin percentage for the three months ended April 30, 2009 was 59.7%.  The decrease in gross profit of $28.0 million was primarily attributable to the decrease in sales volume year-over-year.  The decrease in gross margin percentage was driven by the unfavorable impact of foreign exchange on the Company’s international business, lower margins in the retail segment resulting from in-store promotions in effect during the three months ended April 30, 2009 and the mix of sales by business as the high margin accessible luxury category represented a lower percentage of total sales year-over-year.

Selling, General and Administrative  (“SG&A”). SG&A expenses for the three months ended April 30, 2009 were $48.1 million as compared to $63.4 million for the three months ended April 30, 2008, representing a decrease of $15.3 million or 24.1%.  The decrease in SG&A expenses was as a result of the Company’s initiatives to streamline operations and reduce expenses, which included lower marketing expenses for the three months ended April 30, 2009 of $6.2 million, lower payroll and related expenses of $4.8 million which were primarily the result of headcount reductions and lower travel and related expenses of $1.2 million.  Additionally, as a result of the stronger U.S. dollar when compared to the prior year period and the translation of the Company’s foreign subsidiaries’ results, the effect of foreign currency favorably impacted SG&A expenses for the three months ended April 30, 2009 by $1.3 million.

Wholesale Operating Income / (Loss).  Operating loss of $7.5 million was recorded in the wholesale segment for the three months ended April 30, 2009 compared to operating income of $4.6 million recorded for the three months ended April 30, 2008.  The $12.1 million decrease in profit was the net result of a decrease in gross profit of $26.4 million partially offset by a decrease in SG&A expenses of $14.3 million.  The decrease in gross profit of $26.4 million was primarily attributed to the decrease in sales year-over-year resulting from the ongoing difficult global economic environment.  The decrease in SG&A expenses of $14.3 million was driven by lower marketing expenses of $5.8 million, lower payroll and related expenses of $4.5 million and lower travel and related expenses of $1.2 million.   Additionally, as a result of the stronger U.S. dollar when compared to the prior year period and the translation of the Company’s foreign subsidiaries’ results, the effect of foreign currency favorably impacted SG&A expenses for the three months ended April 30, 2009 by $1.3 million.

Retail Operating Loss.  Operating losses of $3.6 million and $3.0 million were recorded in the retail segment for the three months ended April 30, 2009 and 2008, respectively.  The $0.6 million increase in the loss was the net result of a decrease in gross profit of $1.6 million, partially offset by a decrease in SG&A expenses of $1.0 million.  The decrease in gross profit was primarily attributable to the decrease in gross profit percentage year-over-year resulting from in-store promotions in effect during the current year period.  The decrease in SG&A expenses was primarily the result of the Company’s initiatives to streamline operations and reduce expenses, resulting in lower marketing expenses of $0.4 million and lower payroll and related expenses of $0.3 million when compared to the prior year.

Interest Expense.  Interest expense for the three months ended April 30, 2009 and 2008 was $0.5 million and $0.7 million, respectively.  Interest expense declined due to a lower average borrowing rate somewhat offset by higher average borrowings.  Average borrowings were $65.0 million at an average borrowing rate of 3.0% for the three months ended April 30, 2009 compared to average borrowings of $58.7 million at an average borrowing rate of 4.6% for the three months ended April 30, 2008.

Interest Income.  Interest income was $0.1 million for the three months ended April 30, 2009 as compared to $1.0 million for the three months ended April 30, 2008.  The lower interest income is attributed to less cash invested and a lower average interest rate earned year-over-year.

Income Taxes.  The Company recorded a tax benefit of $2.7 million and a tax expense of $0.6 million for the three months ended April 30, 2009 and 2008, respectively.  Taxes for the three month period ended April 30, 2009 reflected a 23.3% effective tax rate including adjustments resulting in a charge of $0.1 million.  Taxes for the three months ended April 30, 2008 reflected a 30.4% effective tax rate including adjustments resulting in a charge of $0.2 million.

Net Income / (Loss).  For the three months ended April 30, 2009, the Company recorded a net loss of $9.0 million as compared to net income of $1.2 million for the three months ended April 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $11.4 million and $25.1 million for the three months ended April 30, 2009 and 2008, respectively.  The cash used in operating activities for the three months ended April 30, 2009 was primarily the result of the net loss for the period and an inventory build of $10.6 million.  This was partially offset by a reduction in accounts receivable of $10.7 million.  The cash used in operating activities for the three months ended April 30, 2008 was primarily the result of an inventory build of $21.6 million.  The increase in inventory in the current period reflects the unanticipated sales decline during the second half of fiscal 2009 as retailers continue to tighten their inventory controls as a result of the difficult global economic environment.  Due to the lead times required when purchasing inventory, orders were placed well in advance of the downturn in the economy that began during the third fiscal quarter in the prior year.  The decrease in sales volumes that resulted from the economic downturn caused these purchased goods to remain in inventory.  The increase in inventory in the prior year period reflected the historic pattern of the Company funding its working capital needs based on the seasonal nature of the business.

Cash used in investing activities amounted to $1.2 million and $6.4 million for the three months ended April 30, 2009 and 2008, respectively.  The cash used during both periods consisted of capital expenditures which included the acquisition of computer hardware and software in conjunction with the development and implementation of the new SAP enterprise resource planning system.   Capital expenditures in the prior year period also included spending related to the expansion and renovation of retail stores and construction of booths used at the Baselworld watch and jewelry show.

Cash used in financing activities amounted to $1.4 million and $16.1 million for the three months ended April 30, 2009 and 2008, respectively.  Cash used in financing activities for the current period was primarily to pay dividends that were declared in the prior quarter.  Cash used in financing activities for the prior period was primarily used to repurchase stock, pay down long-term debt and to pay out dividends.  In the prior period, cash used in financing activities was partially offset by additional bank borrowings.

On June 5, 2009, the Company, together with Movado Group Delaware Holdings Corporation, Movado Retail Group, Inc. and Movado LLC (together with the Company, the “Borrowers”), each a wholly-owned domestic subsidiary of the Company, entered into a Loan and Security Agreement (the “Loan Agreement”) with Bank of America, N.A. as agent (in such capacity, the “Agent”) and lender thereunder.  The Loan Agreement provides for a $50.0 million asset based senior secured revolving credit facility (the “Facility”), including a $15.0 million letter of credit subfacility, that matures on June 5, 2012.

Availability is determined by reference to a borrowing base which is based on the sum of a percentage of eligible accounts receivable and eligible inventory of the Borrowers.  In addition, until the date (the “Block Release Date”) on which the Borrowers have achieved for a four fiscal quarter period a consolidated fixed charge coverage ratio of at least 1.25 to 1.0 and domestic EBITDA greater than zero, $10.0 million of availability under the Facility will be blocked.  The amount of the availability block will be reduced by the amount that the borrowing base exceeds $50.0 million, up to a maximum $7.5 million reduction.  Availability under the Facility may be further reduced by certain reserves established by the agent in its good faith credit judgment.

As of June 5, 2009, $40.0 million in loans were drawn under the Facility, which were used, in part, to repay amounts outstanding under the Company’s former U.S. credit facility with JPMorgan Chase Bank, N.A. (“JPM Chase”) (the “Former US Facility”), which was terminated.  In addition, approximately $1.5 million in letters of credit were issued, which were used to backstop letters of credit and other obligations outstanding in connection with the Former US Facility.  As of June 5, 2009, total availability under the Facility, giving effect to the availability block, the $40.0 million borrowing and the letters of credit, was $6.0 million.

Borrowings under the Facility bear interest at rates selected periodically by the Company at LIBOR (subject to a floor of 2.0% per annum) plus 4.50% per annum or a base rate plus 3.50% per annum.  The Company has also agreed to pay certain fees and expenses and provide certain indemnities, all of which are customary for such financings.

The borrowings under the Facility are joint and several obligations of the Borrowers and also cross-guaranteed by each Borrower.  In addition, the Borrowers’ obligations under the Facility are secured by first priority liens, subject to permitted liens, on substantially all of the Borrowers’ U.S. assets other than certain excluded assets.

The Loan Agreement contains affirmative and negative covenants binding on the Borrowers and their subsidiaries that are customary for asset based facilities, including restrictions and limitations on the incurrence of debt for borrowed money and liens, dispositions of assets of the Borrowers, capital expenditures, dividends and other payments in respect of equity interests, the making of loans and equity investments, prepayments of subordinated and certain other debt, mergers, consolidations, liquidations and dissolutions, and transactions with affiliates.

Prior to the Block Release Date, if borrowing availability is less than $7.5 million or an event of default occurs, Borrowers will be subject to a minimum EBITDA covenant.  After the Block Release Date, if borrowing availability is less than $10.0 million or an event of default occurs, Borrowers will be subject to a minimum fixed charge coverage ratio.  In addition, the Borrowers’ deposit accounts will be subject to cash dominion if the Borrowers fail to meet these borrowing availability thresholds (which will be reduced for purposes of the cash dominion covenant by the amount that the borrowing base exceeds $50.0 million, up to a maximum $5.0 million reduction).  As of June 5, 2009, the Borrowers were subject to the minimum EBITDA covenant and were in compliance thereunder.

The Loan Agreement contains events of default that are customary for facilities of this type, including, but not limited to, nonpayment of principal, interest, fees and other amounts when due, failure of any representation or warranty to be true in any material respect when made or deemed made, violation of covenants, cross default, material judgments, material ERISA liability, bankruptcy events, material loss of collateral in excess of insured amounts, asserted or actual revocation or invalidity of the loan documents, change of control and events or circumstances having a material adverse effect.

During fiscal 1999, the Company issued $25.0 million of Series A Senior Notes (“Series A Senior Notes”) under a Note Purchase and Private Shelf Agreement, dated November 30, 1998 and amended on June 5, 2008 (as amended, the “First Amended 1998 Note Purchase Agreement”), between the Company and The Prudential Insurance Company of America (“Prudential”).  These notes bore interest of 6.90% per annum, were due to mature on October 30, 2010 and were subject to annual repayments of $5.0 million commencing October 31, 2006.  These notes contained various financial covenants including an interest coverage ratio and maintenance of consolidated net worth and certain non-financial covenants that restricted the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding.  As of April 30, 2009, $10.0 million of the Series A Senior Notes were issued and outstanding.  Upon entering the Loan Agreement on June 5, 2009, all outstanding amounts and related fees due under the Series A Senior Notes were paid in full, and the First Amended 1998 Note Purchase Agreement was terminated.

As of March 21, 2004, the Company amended its Note Purchase and Private Shelf Agreement, originally dated March 21, 2001 (as amended, the “First Amended 2001 Note Purchase Agreement”), among the Company, Prudential and certain affiliates of Prudential (together, the “Purchasers”).  This agreement allowed for the issuance of senior promissory notes in the aggregate principal amount of up to $40.0 million with maturities up to 12 years from their original date of issuance.  On October 8, 2004, the Company issued, pursuant to the First Amended 2001 Note Purchase Agreement, 4.79% Senior Series A-2004 Notes due 2011 (the "Senior Series A-2004 Notes") in an aggregate principal amount of $20.0 million, which were to mature on October 8, 2011 and were subject to annual repayments of $5.0 million commencing on October 8, 2008.  Proceeds of the Senior Series A-2004 Notes have been used by the Company for capital expenditures, repayment of certain of its debt obligations and general corporate purposes.  These notes contained certain financial covenants, including an interest coverage ratio and maintenance of consolidated net worth and certain non-financial covenants that restricted the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding.  On June 5, 2008, the Company amended the First Amended 2001 Note Purchase Agreement (as amended, the “Second Amended 2001 Note Purchase Agreement”), with Prudential and the Purchasers.  As of April 30, 2009, $15.0 million of the Senior Series A-2004 Notes were issued and outstanding.  Upon entering the Loan Agreement on June 5, 2009, all outstanding amounts and related fees due under the Senior Series A-2004 Notes were paid in full, and the Second Amended 2001 Note Purchase Agreement was terminated.

The credit agreement dated as of December 15, 2005, as amended, by and between the Company as parent guarantor, its Swiss subsidiaries, MGI Luxury Group S.A., Movado Watch Company SA, Concord Watch Company S.A. and Ebel Watches S.A. as borrowers, and  JPMorgan Chase Bank, N.A. (“Chase”), JPMorgan Securities, Inc., Bank of America, N.A., PNC Bank and Citibank, N.A. (as amended, the "Swiss Credit Agreement"), provided for a revolving credit facility of 33.0 million Swiss francs and was to mature on December 15, 2010.  The obligations of the Company’s Swiss subsidiaries under this credit agreement were guaranteed by the Company under a Parent Guarantee, dated as of December 15, 2005, in favor of the lenders.  The Swiss Credit Agreement contained financial covenants, including an interest coverage ratio, average debt coverage ratio and limitations on capital expenditures and certain non-financial covenants that restricted the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding. Borrowings under the Swiss Credit Agreement bore interest at a rate equal to LIBOR (as defined in the Swiss Credit Agreement) plus a margin ranging from .50% per annum to .875% per annum (depending upon a leverage ratio).  As of April 30, 2009, there were no outstanding borrowings under this former facility.  Upon entering the Loan Agreement on June 5, 2009, the Swiss Credit Agreement was terminated.

The credit agreement dated as of December 15, 2005, as amended, by and between the Company, MGI Luxury Group S.A. and Movado Watch Company SA, as borrowers, and Chase, JPMorgan Securities, Inc., Bank of America, N.A., PNC Bank, Bank Leumi and Citibank, N.A. (as amended, the "Former US Credit Agreement"), provided for a revolving credit facility of $90.0 million (including a sublimit for borrowings in Swiss francs of up to an equivalent of $25.0 million) with a provision to allow for a further increase of up to an additional $10.0 million, subject to certain terms and conditions. The Former US Credit Agreement was to mature on December 15, 2010.  The obligations of MGI Luxury Group S.A. and Movado Watch Company SA were guaranteed by the Company under a Parent Guarantee, dated as of December 15, 2005, in favor of the lenders. The obligations of the Company were guaranteed by certain domestic subsidiaries of the Company under subsidiary guarantees, in favor of the lenders.  The Former US Credit Agreement contained financial covenants, including an interest coverage ratio, average debt coverage ratio and limitations on capital expenditures and certain non-financial covenants that restricted the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding.  Borrowings under the Former US Credit Agreement bore interest, at the Company’s option, at a rate equal to the adjusted LIBOR (as defined in the Former US Credit Agreement) plus a margin ranging from .50% per annum to .875% per annum (depending upon a leverage ratio), or the Alternate Base Rate (as defined in the Former US Credit Agreement).  As of April 30, 2009, $40.0 million was outstanding under this former credit facility.  Upon entering the Loan Agreement on June 5, 2009, all outstanding amounts and related fees due under this revolving credit facility were paid in full, and the Former US Credit Agreement was terminated.

On June 16, 2008, the Company renewed a line of credit letter agreement with Bank of America and an amended and restated promissory note in the principal amount of up to $20.0 million payable to Bank of America, originally dated December 12, 2005.  The Company's obligations under the agreement were guaranteed by its subsidiaries, Movado Retail Group, Inc. and Movado LLC.  The maturity date was to be June 16, 2009. The amended and restated promissory note contained various representations and warranties and events of default that are customary for instruments of that type.  As of April 30, 2009, there were no outstanding borrowings against this line.  Upon entering the Loan Agreement on June 5, 2009, this uncommitted line of credit agreement was terminated.

On July 31, 2008, the Company renewed a promissory note, originally dated December 13, 2005, in the principal amount of up to $37.0 million, at a revised amount of up to $7.0 million, payable to Chase.  Pursuant to the promissory note, the Company promised to pay Chase $7.0 million, or such lesser amount as may then be the unpaid balance of each loan made or letter of credit issued by Chase to the Company thereunder, upon the maturity date of July 31, 2009. The promissory note bore interest at an annual rate equal to (i) a floating rate equal to the prime rate, (ii) a fixed rate equal to an adjusted LIBOR plus 0.625% or (iii) a fixed rate equal to a rate of interest offered by Chase from time to time on any single commercial borrowing. The promissory note contained various events of default that are customary for instruments of that type. In addition, it was an event of default for any security interest or other encumbrance to be created or imposed on the Company's property, other than as permitted in the lien covenant of the Former US Credit Agreement.  As of April 30, 2009, there were no outstanding borrowings against this promissory note.  Upon entering the Loan Agreement on June 5, 2009, this uncommitted line of credit agreement was terminated.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. Available credit under these lines totaled 8.0 million Swiss francs, with dollar equivalents of $7.0 million and $7.7 million at April 30, 2009 and 2008, respectively.  As of April 30, 2009, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $1.3 million in various foreign currencies.  As of April 30, 2009, there were no outstanding borrowings against these lines.

For the three months ended April 30, 2009, the calculation of the financial covenants for the Series A Senior Notes, Senior Series A-2004 Notes, the Swiss Credit Agreement and Former US Credit Agreement (together the “Debt Facilities”) were as follows (dollars in thousands):

	Required	Required	Actual
	Senior	Credit	April 30,
Covenant	Notes	Facilities	2009

Interest Coverage Ratio	Min. 3.50x	Min. 3.50x	-4.29x
Average Debt Coverage Ratio	Max. 3.25x	Max. 3.25x	5.79x
Capital Expenditures Limit	n/a	$47,319	$1,193
Priority Debt Limit	$77,378	n/a	$40,000
Lien Limit	$77,378	n/a	$-

As of April 30, 2009, the Company was in compliance with all non-financial covenants under the Debt Facilities.  Due to the reported financial results for the rolling twelve month period ended April 30, 2009, the Company was in compliance with all financial covenants with the exception of the interest coverage ratio and the average debt coverage ratio covenants under these Debt Facilities.  The financial results used in the calculations of these covenants included certain charges recorded in fiscal 2009 for severance related costs associated with the Company’s expense reduction initiatives and a restructuring of certain benefit arrangements of $11.1 million and for asset impairments of $4.5 million.  As a result of these charges as well as the Company’s projections in light of the global economic downturn, without an amendment or waiver, the Company believes that it would have continued to be in non-compliance with the interest coverage ratio and the average debt coverage ratio covenants, and potentially additional financial covenants under the Debt Facilities, for the upcoming rolling twelve months reporting periods in fiscal year 2010.  The Company had not requested a waiver, as it entered into the Loan Agreement discussed in more detail above and terminated the relevant agreements, repaying all outstanding amounts under those agreements.

As a result of the Company’s non-compliance with the interest coverage ratio and the average debt coverage ratio covenants, amounts owed under the Debt Facilities had been reclassified to current liabilities.  Based on the provisions of the Loan Agreement, any amounts outstanding under the Facility will continue to be classified as current liabilities.

The Company paid dividends of $0.05 per share or approximately $1.2 million for the three months ended April 30, 2009, which were declared in the prior quarter, and $0.08 per share or approximately $2.0 million for the three months ended April 30, 2008.  On April 9, 2009, the Company announced that its Board of Directors has decided to discontinue the quarterly cash dividend.  This decision was based on the Company’s desire to retain capital during the current challenging economic environment.  Under the Loan Agreement, dividends are prohibited until the achievement of certain financial covenants.

Cash at April 30, 2009 amounted to $74.6 million compared to $127.5 million at April 30, 2008.  The decrease in cash is primarily the result of cash used to fund operations and for capital expenditures.  In the prior year, cash was also used to pay down long-term debt and for the share repurchase programs.  The decrease from the prior year was somewhat offset by additional bank borrowings.

Although management believes that the cash on hand and the cash from conversion of working capital will be sufficient to meet the needs of its business for the foreseeable future, obtaining the $50.0 million asset-based Facility provided additional flexibility in meeting the Company’s liquidity needs.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet financing or unconsolidated special-purpose entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency and Commodity Price Risk

A significant portion of the Company’s purchases are denominated in Swiss francs.  The Company reduces its exposure to the Swiss franc exchange rate risk through a hedging program.  Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets.  The Company uses various derivative financial instruments to further reduce the net exposures to currency fluctuations, predominately forward and option contracts.  These derivatives either (a) are used to hedge the Company’s Swiss franc liabilities and are recorded at fair value with the changes in fair value reflected in earnings or (b) are documented as cash flow hedges with the gains and losses on this latter hedging activity first reflected in other comprehensive income, and then later classified into earnings in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149.  In both cases, the earnings impact is partially offset by the effects of currency movements on the underlying hedged transactions.  If the Company did not engage in a hedging program, any change in the Swiss franc to local currency would have an equal effect on the Company’s cost of sales.  In addition, the Company hedges its Swiss franc payable exposure with forward contracts.  As of April 30, 2009, the Company’s entire net forward contracts hedging portfolio consisted of 69.0 million Swiss francs equivalent for various expiry dates ranging through November 19, 2009.  If the Company were to settle its Swiss franc forward contracts at April 30, 2009, the net result would have been a gain of $0.1 million, net of tax of $0.1 million.  As of April 30, 2009, the Company had no Swiss franc option contracts related to cash flow hedges.

The Company’s Board of Directors authorized the hedging of the Company’s Swiss franc denominated investment in its wholly-owned Swiss subsidiaries using purchase options under certain limitations. These hedges are treated as net investment hedges under SFAS No. 133.  As of April 30, 2009, the Company did not hold a purchased option hedge portfolio related to net investment hedging.

Commodity Risk

Additionally, the Company has the ability under the hedging program to reduce its exposure to fluctuations in commodity prices, primarily related to gold used in the manufacturing of the Company’s watches. Under this hedging program, the Company can purchase various commodity derivative instruments, primarily future contracts. These derivatives are documented as SFAS No. 133 cash flow hedges, and gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases.  The Company did not hold any future contracts in its gold hedge portfolio related to cash flow hedges as of April 30, 2009, thus any changes in the gold price will impact the Company’s cost of sales.

Debt and Interest Rate Risk

In addition, the Company has certain debt obligations with variable interest rates, which are based on LIBOR plus a fixed additional interest rate.  The Company does not hedge these interest rate risks.  The Company also has certain debt obligations with fixed interest rates.  The differences between the market based interest rates at April 30, 2009, and the fixed rates were unfavorable.  The Company believes that a 1% change in interest rates would affect the Company’s net income by approximately $0.4 million.

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

Changes in Internal Control Over Financial Reporting

During the three months ended April 30, 2009, the Company implemented an ERP system in all of its businesses to support the Company’s business plan.  Implementing an ERP system on a global basis involves significant changes in business processes and extensive personnel training.  The Company believes it has taken the necessary steps to monitor and maintain its internal control baseline upon go-live, deploying qualified resources to mitigate internal control risks and performing pre-implementation testing and verification to ensure data integrity.

Moreover, the Company believes its process owners understand the controls they are expected to perform as part of the utilization of the new system.

PART II - OTHER INFORMATION

Item 1.                  Legal Proceedings

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

Item 1A.                      Risk Factors

As of April 30, 2009, there have been no material changes to any of the risk factors previously reported in the Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

On December 4, 2007, the Board of Directors authorized a program to repurchase up to one million shares of the Company’s Common Stock.  Shares of Common Stock were repurchased from time to time as market conditions warranted either through open market transactions, block purchases, private transactions or other means.  The objective of the program was to reduce or eliminate earnings per share dilution caused by the shares of Common Stock issued upon the exercise of stock options and in connection with other equity based compensation plans.  As of April 14, 2008, the Company had completed the one million share repurchase in the first quarter of fiscal 2009, at a total cost of approximately $19.4 million, or $19.41 per share.

On April 15, 2008, the Board of Directors announced a new authorization to repurchase up to an additional one million shares of the Company’s Common Stock.  Under this authorization, the Company has the option to repurchase shares over time, with the amount and timing of repurchases depending on market conditions and corporate needs.  The Company entered into a Rule 10b5-1 plan to facilitate repurchases of its shares under this authorization.  A Rule 10b5-1 plan permits a company to repurchase shares at times when it might otherwise be prevented from doing so, provided the plan is adopted when the company is not aware of material non-public information.  The Company may suspend or discontinue the repurchase of stock at any time.  Under this share repurchase program, the Company had repurchased a total of 937,360 shares of Common Stock in the open market during the first and second quarters of fiscal year 2009 at a total cost of approximately $19.5 million or $20.79 per share.  During the three months ended April 30, 2009, the Company has not repurchased shares of Common Stock.

An aggregate of 5,683 shares have been repurchased during the three months ended April 30, 2009 as a result of the surrender of shares in connection with the vesting of certain restricted stock awards.  At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

The following table summarizes information about the Company’s purchases for the period ended April 30, 2009 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934:

Issuer Repurchase of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2009 - February 28, 2009	2,835	$7.29	-	62,640
March 1, 2009 - March 31, 2009	2,848	$8.24	-	62,640
April 1, 2009 - April 30, 2009	-	$0.00	-	62,640
Total	5,683	$7.77	-	62,640

 Item 6.                      Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MOVADO GROUP, INC.
                           (Registrant)

Dated: June 9, 2009	By:	/s/ Sallie A. DeMarsilis
Sallie A. DeMarsilis
Senior Vice President,
Chief Financial Officer and
Principal Accounting Officer