Form 10-Q
period 2009-07-31
MOVADO GROUP INC
filed 2009-09-03
CIK 72573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for that past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,'' "accelerated filer'' and "smaller reporting company'' in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

The number of shares outstanding of the registrant's common stock and class A common stock as of August 31, 2009 was 17,828,100 and 6,634,319, respectively.

MOVADO GROUP, INC.

Index to Quarterly Report on Form 10-Q
July 31, 2009

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

MOVADO GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)
	July 31, 2009	January 31, 2009	July 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$47,474	$86,621	$84,503
Trade receivables, net	76,689	76,710	96,372
Inventories, net	248,187	228,884	238,736
Other current assets	41,560	47,863	48,352
Total current assets	413,910	440,078	467,963

Property, plant and equipment, net	60,920	66,749	71,472
Deferred income taxes	27,020	23,449	20,223
Other non-current assets	24,502	33,714	38,404
Total assets	$526,352	$563,990	$598,062

LIABILITIES AND EQUITY
Current liabilities:
Loans payable to banks	$-	$40,000	$-
Current portion of long-term debt	-	25,000	10,000
Accounts payable	13,607	20,794	21,331
Accrued liabilities	38,445	47,686	43,543
Deferred and current income taxes payable	3,463	430	568
Total current liabilities	55,515	133,910	75,442

Long-term debt	40,000	-	49,776
Deferred and non-current income taxes payable	810	6,856	6,577
Other non-current liabilities	20,190	22,459	24,306
Total liabilities	116,515	163,225	156,101

Commitments and contingencies (Note 8)

Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	-	-	-
Common Stock, $0.01 par value, 100,000,000 shares authorized; 24,660,436, 24,592,682 and 24,364,427 shares issued, respectively	247	246	244
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,634,319, 6,634,319 and 6,634,319 shares issued and outstanding, respectively	66	66	66
Capital in excess of par value	133,145	131,796	131,702
Retained earnings	312,049	320,481	330,722
Accumulated other comprehensive income	60,048	44,041	72,764
Treasury Stock, 6,832,725, 6,826,734 and 6,745,915 shares, respectively, at cost	(97,418)	(97,371)	(95,497)
Total Movado Group, Inc. shareholders’ equity	408,137	399,259	440,001
Noncontrolling interests	1,700	1,506	1,960
Total equity	409,837	400,765	441,961
Total liabilities and equity	$526,352	$563,990	$598,062

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008

Net sales	$89,701	$129,689	$157,276	$231,042
Cost of sales	37,037	46,527	67,589	83,539

Gross profit	52,664	83,162	89,687	147,503
Selling, general and administrative	49,547	72,022	97,689	134,750

Operating (loss) / income	3,117	11,140	(8,002)	12,753

Interest expense	(2,301)	(794)	(2,846)	(1,500)
Interest income	149	523	200	1,480

(Loss) / income before income taxes and noncontrolling interests	965	10,869	(10,648)	12,733
(Benefit) / provision for income taxes (Note 9)	481	2,669	(2,222)	3,236
Net (loss) / income	484	8,200	(8,426)	9,497
Less: Net (loss) / income attributed to noncontrolling interests	(44)	64	6	112
Net (loss) / income attributed to Movado Group, Inc.	$528	$8,136	$(8,432)	$9,385

Basic (loss) / income per share:
Net (loss) / income per share	$0.02	$0.33	$(0.34)	$0.37
Weighted basic average shares outstanding	24,505	24,581	24,485	25,146

Diluted (loss) / income per share:
Net (loss) / income per share	$0.02	$0.32	$(0.34)	$0.36
Weighted diluted average shares outstanding	24,744	25,384	24,485	26,033

Dividends per share	$0.00	$0.08	$0.00	$0.16

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended July 31,
	2009	2008
Cash flows from operating activities:
Net (loss) / income	$(8,426)	$9,497
Adjustments to reconcile net (loss) / income to net cash used in operating activities:
Depreciation and amortization	9,770	9,097
Deferred income taxes	(9,394)	(3,795)
Provision for losses on accounts receivable	737	819
Provision for losses on inventory	443	749
Loss on disposition of property, plant and equipment	-	11
Stock-based compensation	1,440	2,477
Excess tax from stock-based compensation	182	102
Changes in assets and liabilities:
Trade receivables	1,848	(1,925)
Inventories	(11,379)	(30,973)
Other current assets	9,780	(442)
Accounts payable	(7,633)	(17,671)
Accrued liabilities	(8,193)	444
Current income taxes payable	2,939	(2,315)
Other non-current assets	1,551	(63)
Other non-current liabilities	(2,272)	101
Net cash used in operating activities	(18,607)	(33,887)

Cash flows from investing activities:
Capital expenditures	(2,901)	(11,293)
Trademarks	(237)	(436)
Net cash used in investing activities	(3,138)	(11,729)

Cash flows from financing activities:
Proceeds from borrowings	50,998	20,000
Repayments of borrowings	(66,000)	(22,325)
Stock options exercised and other changes	46	2
Purchase of treasury stock	-	(37,872)
Excess tax from stock-based compensation	(182)	(102)
Financing fee	(2,451)	-
Dividends paid	(1,220)	(3,959)
Net cash used in financing activities	(18,809)	(44,256)

Effect of exchange rate changes on cash and cash equivalents	1,407	4,824

Net decrease in cash and cash equivalents	(39,147)	(85,048)

Cash and cash equivalents at beginning of period	86,621	169,551

Cash and cash equivalents at end of period	$47,474	$84,503

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

NOTE 1 – RECLASSIFICATIONS

Certain reclassifications were made to prior year’s financial statement amounts and related note disclosures to conform to the fiscal 2010 presentation as a result of the adoption of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”.  Additionally, certain expenses associated with the Company’s watch repair activities were reclassified from selling, general and administrative expenses to cost of sales on the Company’s Consolidated Statements of Income.

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of July 31, 2009 (in thousands):

	Fair Value at July 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$232	$-	$-	$232
SERP assets - employer	719	-	-	719
SERP assets - employee	11,532	-	-	11,532
Hedge derivatives	-	2,398	-	2,398
Total	$12,483	$2,398	$-	$14,881

Liabilities:
SERP liabilities - employee	$11,532	$-	$-	$11,532
Hedge derivatives	-	5	-	5
Total	$11,532	$5	$-	$11,537

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

NOTE 3 – TOTAL EQUITY

The components of equity for the six months ended July 31, 2009 and 2008 are as follows (in thousands):

						Accumulated
		Class A	Capital in			Other
	Common	Common	Excess of	Retained	Treasury	Comprehensive	Noncontrolling
	Stock	Stock	Par Value	Earnings	Stock	Income	Interests	Total
Balance, January 31, 2009	$ 246	$ 66	$131,796	$320,481	($97,371)	$44,041	$1,506	$400,765
Net (loss) / income				(8,432)			6	(8,426)
Stock options exercised, net of tax	1		107		(47)			61
Stock-based compensation expense			1,440					1,440
Supplemental executive retirement plan			(198)					(198)
Net unrealized gain on investments						97		97
Effective portion of unrealized loss on hedging contracts						(247)		(247)
Foreign currency translation adjustment						16,157	188	16,345
Balance, July 31, 2009	$247	$ 66	$133,145	$312,049	($97,418)	$60,048	$1,700	$409,837

						Accumulated
		Class A	Capital in			Other
	Common	Common	Excess of	Retained	Treasury	Comprehensive	Noncontrolling
	Stock	Stock	Par Value	Earnings	Stock	Income	Interests	Total
Balance, January 31, 2008	$243	$ 66	$128,902	$325,296	($57,202)	$65,748	$2,007	$465,060
Net income				9,385			112	9,497
Dividends declared				(3,959)				(3,959)
Stock repurchase					(37,872)			(37,872)
Stock options exercised, net of tax	1		208		(423)			(214)
Stock-based compensation expense			2,477					2,477
Supplemental executive retirement plan			115					115
Net unrealized gain on investments						50		50
Effective portion of unrealized gain on hedging contracts						19		19
Foreign currency translation adjustment						6,947	(159)	6,788
Balance, July 31, 2008	$244	$ 66	$131,702	$330,722	($95,497)	$72,764	$1,960	$441,961

The components of comprehensive income for the three months and six months ended July 31, 2009 and 2008 are as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008
Net (loss) / income	$484	$8,200	$(8,426)	$9,497
Net unrealized gain / (loss) on investments, net of tax	53	(22)	97	50
Effective portion of unrealized (loss) / gain on hedging contracts, net of tax	(190)	(850)	(247)	19
Foreign currency translation adjustments (1)	11,215	(3,866)	16,345	6,788
Comprehensive income	11,562	3,462	7,769	16,354
Less: Comprehensive (loss) / income attributable to noncontrolling interests	103	(210)	194	(47)
Total comprehensive income attributable to Movado Group, Inc.	$11,459	$3,672	$7,575	$16,401

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

Operating Segment Data for the Three Months Ended July 31, 2009 and 2008 (in thousands):

	Net Sales		Operating Income
	2009	2008	2009	2008

Wholesale	$69,580	$107,026	$2,276	$10,899
Retail	20,121	22,663	841	241
Consolidated total	$89,701	$129,689	$3,117	$11,140

Operating Segment Data for the Six Months Ended July 31, 2009 and 2008 (in thousands):

	Net Sales		Operating (Loss) Income
	2009	2008	2009	2008

Wholesale	$121,409	$192,277	$(6,047)	$15,474
Retail	35,867	38,765	(1,955)	(2,721)
Consolidated total	$157,276	$231,042	$(8,002)	$12,753

	Total Assets
	July 31, 2009	January 31, 2009	July 31, 2008

Wholesale	$480,688	$515,517	$539,888
Retail	45,664	48,473	58,174
Consolidated total	$526,352	$563,990	$598,062

Geographic Segment Data for the Three Months Ended July 31, 2009 and 2008 (in thousands):

	Net Sales		Operating (Loss) Income
	2009	2008	2009	2008

United States	$53,259	$70,673	$(1,504)	$(3,264)
International	36,442	59,016	4,621	14,404
Consolidated total	$89,701	$129,689	$3,117	$11,140

United States and International net sales are net of intercompany sales of $54.4 million and $68.4 million for the three months ended July 31, 2009 and 2008, respectively.

Geographic Segment Data for the Six Months Ended July 31, 2009 and 2008 (in thousands):

	Net Sales		Operating (Loss) Income
	2009	2008	2009	2008

United States	$91,724	$123,954	$(15,399)	$(12,771)
International	65,552	107,088	7,397	25,524
Consolidated total	$157,276	$231,042	$(8,002)	$12,753

United States and International net sales are net of intercompany sales of $103.1 million and $141.5 million for the six months ended July 31, 2009 and 2008 respectively.

	Total Assets
	July 31, 2009	January 31, 2009	July 31, 2008

United States	$237,106	$289,567	$292,855
International	289,246	274,423	305,207
Consolidated total	$526,352	$563,990	$598,062

	Long-Lived Assets
	July 31, 2009	January 31, 2009	July 31, 2008

United States	$45,331	$50,369	$53,024
International	15,589	16,380	18,448
Consolidated total	$60,920	$66,749	$71,472

NOTE 5 – INVENTORIES, NET

Inventories consist of the following (in thousands):
	July 31, 2009	January 31, 2009	July 31, 2008

Finished goods	$164,055	$146,073	$144,138
Component parts	62,619	81,423	83,192
Work-in-process	21,513	1,388	11,406
	$248,187	$228,884	$238,736
NOTE 6 – DEBT AND LINES OF CREDIT

On June 5, 2009, the Company, together with Movado Group Delaware Holdings Corporation, Movado Retail Group, Inc. and Movado LLC (together with the Company, the “Borrowers”), each a wholly-owned domestic subsidiary of the Company, entered into a Loan and Security Agreement (the “Existing Loan Agreement”) with Bank of America, N.A. as agent and lender thereunder.  The Existing Loan Agreement provided for a $50.0 million asset based senior secured revolving credit facility, including a $15.0 million letter of credit subfacility, that matures on June 5, 2012.

On July 17, 2009, the Borrowers entered into an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Bank of America, N.A. and Bank Leumi USA, as lenders, and Bank of America,

N.A., as agent (in such capacity, the “Agent”), which amended and restated the Existing Loan Agreement.  The Amended Loan Agreement added Bank Leumi USA as a lender thereunder and, to accommodate Bank Leumi USA holding up to $15.0 million of the Borrowers’ obligations thereunder, increased the size of the Borrowers’ asset based senior secured revolving credit facility (the “Facility”) from $50.0 million to $55.0 million, including a $15.0 million letter of credit subfacility. The maturity date of the Facility remains June 5, 2012. The collateral securing the Facility also remains unchanged.

Availability is determined by reference to a borrowing base which is based on the sum of a percentage of eligible accounts receivable and eligible inventory of the Borrowers. As in the Existing Loan Agreement, $10.0 million in availability is blocked until the date on which the Borrowers have achieved for a four fiscal quarter period a consolidated fixed charge ratio of at least 1.25 to 1.0 and have domestic EBITDA greater than a specified amount, but under the Amended Loan Agreement, the availability block must remain in place for at least one year and the domestic EBITDA test has been increased from $0 to $10.0 million.  In the Existing Loan Agreement, the amount of the availability block could be reduced by the amount by which the borrowing base exceeded the aggregate amount of the commitments, up to a maximum reduction of $7.5 million. As the aggregate amount of the commitments under the Amended Loan Agreement has increased to $55.0 million, the maximum reduction in the availability block attributable to excess borrowing base has been reduced to $5.0 million.  Availability under the Facility may be further reduced by certain reserves established by the Agent in its good faith credit judgment.

The initial applicable margins were reduced for LIBOR rate loans from 4.50% to 4.25% and for base rate loans from 3.50% to 3.25%. Whereas the applicable margins under the Existing Loan Agreement were fixed for the term of the Facility, under the Amended Loan Agreement, after July 17, 2010 the applicable margins decrease or increase by 0.25% per annum from the initial applicable margins depending on whether average availability for the most recently completed fiscal quarter is either greater than $12.5 million, or is $5.0 million or less, respectively.  The Company has also agreed to pay certain fees and expenses and provide certain indemnities, all of which are customary for such financings.

Under the Amended Loan Agreement, prior to the date on which the availability block is released (the “Block Release Date”), if borrowing availability is less than $10.0 million (increased from $7.5 million in the Existing Loan Agreement, but under the Amended Loan Agreement such threshold may be reduced to the extent the borrowing base exceeds $55.0 million, up to a maximum $5.0 million reduction), Borrowers will be subject to a minimum EBITDA covenant. Unlike under the Existing Loan Agreement, however, Borrowers will be subject to a minimum EBITDA covenant after the Block Release Date, as well, if borrowing availability is less than $15.0 million.  As of July 31, 2009, the Borrowers were not subject to the minimum EBITDA covenant.

In addition, after the Block Release Date, if borrowing availability is less than $15.0 million (increased from $10.0 million in the Existing Loan Agreement), Borrowers will be subject to a minimum fixed charge coverage ratio.

Finally, the Borrowers’ deposit accounts will be subject to cash dominion prior to the Block Release Date if borrowing availability is less than $7.5 million, but such threshold may be reduced to the extent the borrowing base exceeds $55.0 million, up to a maximum $5.0 million reduction. After the Block Release Date, cash dominion will be imposed if borrowing availability is less than $15.0 million (increased from $10.0 million in the Existing Loan Agreement).  As of July 31, 2009, the Borrowers were not subject to cash dominion nor do the Borrowers expect to be subject to such a requirement in the foreseeable future.

The Amended Loan Agreement contains affirmative and negative covenants binding on the Borrowers and their subsidiaries that are customary for asset based facilities, including restrictions and limitations on the incurrence of debt for borrowed money and liens, dispositions of assets of the Borrowers, capital expenditures, dividends and other payments in respect of equity interests, the making of loans and equity investments, prepayments of subordinated and certain other debt, mergers, consolidations, liquidations and dissolutions, and transactions with affiliates.

The Amended Loan Agreement contains events of default that are customary for facilities of this type, including, but not limited to, nonpayment of principal, interest, fees and other amounts when due, failure of any representation or warranty to be true in any material respect when made or deemed made, violation of covenants, cross default, material judgments, material ERISA liability, bankruptcy events, material loss of collateral in excess of insured amounts, asserted or actual revocation or invalidity of the loan documents, change of control and events or circumstances having a material adverse effect.

The borrowings under the Facility are joint and several obligations of the Borrowers and also cross-guaranteed by each Borrower.  In addition, the Borrowers’ obligations under the Facility are secured by first priority liens, subject to permitted liens, on substantially all of the Borrowers’ U.S. assets other than certain excluded assets.

On June 5, 2009, $40.0 million in loans were drawn under the Facility, which were used, in part, to repay amounts outstanding under the Company’s former U.S. credit facility with JPMorgan Chase Bank, N.A. (“JPM Chase”) (the “Former US Facility”), which was terminated.  In addition, approximately $1.5 million in letters of credit were issued, which were used to backstop letters of credit and other obligations outstanding in connection with the Former US Facility.  As of July 31, 2009, total availability under the Facility, giving effect to the availability block, the $40.0 million borrowing and the letters of credit, was $8.5 million.

During fiscal 1999, the Company issued $25.0 million of Series A Senior Notes (“Series A Senior Notes”) under a Note Purchase and Private Shelf Agreement, dated November 30, 1998 and amended on June 5, 2008 (as amended, the “First Amended 1998 Note Purchase Agreement”), between the Company and The Prudential Insurance Company of America (“Prudential”).  These notes bore interest of 6.90% per annum, were to mature on October 30, 2010 and were subject to annual repayments of $5.0 million commencing October 31, 2006.  These notes contained various financial covenants including an interest coverage ratio and maintenance of consolidated net worth and certain non-financial covenants that restricted the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding.  Upon entering into the Existing Loan Agreement on June 5, 2009, all outstanding amounts and related fees due under the Series A Senior Notes were paid in full, and the First Amended 1998 Note Purchase Agreement was terminated.

As of March 21, 2004, the Company amended its Note Purchase and Private Shelf Agreement, originally dated March 21, 2001 (as amended, the “First Amended 2001 Note Purchase Agreement”), among the Company, Prudential and certain affiliates of Prudential (together, the “Purchasers”).  This agreement allowed for the issuance of senior promissory notes in the aggregate principal amount of up to $40.0 million with maturities up to 12 years from their original date of issuance.  On October 8, 2004, the Company issued, pursuant to the First Amended 2001 Note Purchase Agreement, 4.79% Senior Series A-2004 Notes due 2011 (the "Senior Series A-2004 Notes") in an aggregate principal amount of $20.0 million, which were to mature on October 8, 2011 and were subject to annual repayments of $5.0 million commencing on October 8, 2008.  Proceeds of the Senior Series A-2004 Notes have been used by the Company for capital expenditures, repayment of certain of its debt obligations and general corporate purposes.  These notes contained certain financial covenants, including an interest coverage ratio and maintenance of consolidated net worth and certain non-financial covenants that restricted the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding.  On June 5, 2008, the Company amended the First Amended 2001 Note Purchase Agreement (as amended, the “Second Amended 2001 Note Purchase Agreement”), with Prudential and the Purchasers.  Upon entering into the Existing Loan Agreement on June 5, 2009, all outstanding amounts and related fees due under the Senior Series A-2004 Notes were paid in full, and the Second Amended 2001 Note Purchase Agreement was terminated.

The credit agreement dated as of December 15, 2005, as amended, by and between the Company as parent guarantor, its Swiss subsidiaries, MGI Luxury Group S.A., Movado Watch Company SA, Concord Watch Company S.A. and Ebel Watches S.A. as borrowers, and  JPM Chase, JPMorgan Securities, Inc., Bank of America, N.A., PNC Bank and

Citibank, N.A. (as amended, the "Swiss Credit Agreement"), provided for a revolving credit facility of 33.0 million Swiss francs and was to mature on December 15, 2010.  The obligations of the Company’s Swiss subsidiaries under this credit agreement were guaranteed by the Company under a Parent Guarantee, dated as of December 15, 2005, in favor of the lenders.  The Swiss Credit Agreement contained financial covenants, including an interest coverage ratio, average debt coverage ratio and limitations on capital expenditures and certain non-financial covenants that restricted the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding. Borrowings under the Swiss Credit Agreement bore interest at a rate equal to LIBOR (as defined in the Swiss Credit Agreement) plus a margin ranging from .50% per annum to .875% per annum (depending upon a leverage ratio).  Upon entering into the Existing Loan Agreement on June 5, 2009, the Swiss Credit Agreement was terminated.

The credit agreement dated as of December 15, 2005, as amended, by and between the Company, MGI Luxury Group S.A. and Movado Watch Company SA, as borrowers, and JPM Chase, JPMorgan Securities, Inc., Bank of America, N.A., PNC Bank, Bank Leumi and Citibank, N.A. (as amended, the "Former US Credit Agreement"), provided for a revolving credit facility of $90.0 million (including a sublimit for borrowings in Swiss francs of up to an equivalent of $25.0 million) with a provision to allow for a further increase of up to an additional $10.0 million, subject to certain terms and conditions. The Former US Credit Agreement was to mature on December 15, 2010.  The obligations of MGI Luxury Group S.A. and Movado Watch Company SA were guaranteed by the Company under a Parent Guarantee, dated as of December 15, 2005, in favor of the lenders. The obligations of the Company were guaranteed by certain domestic subsidiaries of the Company under subsidiary guarantees, in favor of the lenders.  The Former US Credit Agreement contained financial covenants, including an interest coverage ratio, average debt coverage ratio and limitations on capital expenditures and certain non-financial covenants that restricted the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding.  Borrowings under the Former US Credit Agreement bore interest, at the Company’s option, at a rate equal to the adjusted LIBOR (as defined in the Former US Credit Agreement) plus a margin ranging from .50% per annum to .875% per annum (depending upon a leverage ratio), or the Alternate Base Rate (as defined in the Former US Credit Agreement).  Upon entering into the Existing Loan Agreement on June 5, 2009, all outstanding amounts and related fees due under this revolving credit facility were paid in full, and the Former US Credit Agreement was terminated.

On June 16, 2008, the Company renewed a line of credit letter agreement with Bank of America and an amended and restated promissory note in the principal amount of up to $20.0 million payable to Bank of America, originally dated December 12, 2005.  The Company's obligations under the agreement were guaranteed by its subsidiaries, Movado Retail Group, Inc. and Movado LLC.  The maturity date was to be June 16, 2009.  The amended and restated promissory note contained various representations and warranties and events of default that are customary for instruments of that type.  Upon entering into the Existing Loan Agreement on June 5, 2009, this uncommitted line of credit agreement was terminated.

On July 31, 2008, the Company renewed a promissory note, originally dated December 13, 2005, in the principal amount of up to $37.0 million, at a revised amount of up to $7.0 million, payable to JPM Chase.  Pursuant to the promissory note, the Company promised to pay JPM Chase $7.0 million, or such lesser amount as may then be the unpaid balance of each loan made or letter of credit issued by JPM Chase to the Company thereunder, upon the maturity date of July 31, 2009. The promissory note bore interest at an annual rate equal to (i) a floating rate equal to the prime rate, (ii) a fixed rate equal to an adjusted LIBOR plus 0.625% or (iii) a fixed rate equal to a rate of interest offered by JPM Chase from time to time on any single commercial borrowing. The promissory note contained various events of default that are customary for instruments of that type. In addition, it was an event of default for any security interest or other encumbrance to be created or imposed on the Company's property, other than as permitted in the lien covenant of the Former US Credit Agreement.  Upon entering into the Existing Loan Agreement on June 5, 2009, this uncommitted line of credit agreement was terminated.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. Available credit under these lines totaled 8.0 million Swiss francs, with dollar equivalents of $7.4 million and $7.6 million at July 31, 2009 and 2008, respectively.  As of July 31, 2009, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $1.6 million in various foreign currencies.  As of July 31, 2009, there were no outstanding borrowings against these lines.

NOTE 7 – EARNINGS PER SHARE

The Company presents net income per share on a basic and diluted basis.  Basic earnings per share are computed using weighted-average shares outstanding during the period.  Diluted earnings per share are computed using the weighted-average number of shares outstanding adjusted for dilutive common stock equivalents.

The weighted-average number of shares outstanding for basic earnings per share was 24,505,000 and 24,581,000 for the three months ended July 31, 2009 and 2008, respectively.  For the three months ended July 31, 2009 and July 31, 2008, diluted earnings per share were increased by 238,000 and 803,000, respectively, due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans.

For the three months ended July 31, 2009 and July 31, 2008, approximately 801,000 and 73,000 of potentially dilutive common stock equivalents, respectively, were excluded from the computation of dilutive earnings per share because their effect would have been antidilutive.

The weighted-average number of shares outstanding for basic earnings per share was 24,485,000 and 25,146,000 for the six months ended July 31, 2009 and 2008, respectively.  For the six months ended July 31, 2009, the number of shares outstanding for diluted earnings per share was the same as the basic earnings per share because the Company generated a net loss.  For the six months ended July 31, 2008, diluted earnings per share was increased by 887,000, due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans.

For the six months ended July 31, 2009 and July 31, 2008, approximately 1,246,000 and 56,000 of potentially dilutive common stock equivalents, respectively, were excluded from the computation of dilutive earnings per share because their effect would have been antidilutive.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

At July 31, 2009, the Company had outstanding letters of credit totaling $1.2 million with expiration dates through June 30, 2010.  JPM Chase has issued 11 irrevocable standby letters of credit for retail and operating facility leases to various landlords, for the administration of the Movado Boutique private-label credit card and Canadian payroll to the Royal Bank of Canada.  Under the Facility, approximately $1.5 million in letters of credit were issued to backstop the letters of credit issued by JPM Chase.

As of July 31, 2009, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $1.6 million in various foreign currencies.

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

NOTE 9 – INCOME TAXES

The Company recorded tax expense of $0.5 million and $2.7 million for the three months ended July 31, 2009 and 2008, respectively.  Taxes for the three month period ended July 31, 2009 reflected a 49.8% effective tax rate including adjustments resulting in a charge of $0.2 million.  The effective tax rate excluding adjustments was 24.5%.  Taxes for the three months ended July 31, 2008 reflected a 24.6% effective tax rate including adjustments resulting in a charge of $0.2 million.  The effective tax rate excluding adjustments was 23.2%.

The Company recorded a tax benefit of $2.2 million and tax expense of $3.2 million for the six months ended July 31, 2009 and 2008, respectively.  Taxes for the six month period ended July 31, 2009 reflected a 20.9% effective tax rate including adjustments resulting in a charge of $0.4 million.  The effective tax rate excluding adjustments was 24.5%.  Taxes for the six months ended July 31, 2008 reflected a 25.4% effective tax rate including adjustments resulting in a charge of $0.3 million.  The effective tax rate excluding adjustments was 23.0%.

NOTE 10 – STREAMLINING INITIATIVES

During the second half of fiscal 2009, the Company announced initiatives designed to streamline operations, reduce expenses, and improve efficiencies and effectiveness across the Company’s global organization.  During fiscal 2009, the Company recorded $8.7 million of severance related accruals.  Any costs incurred pursuant to these initiatives were recorded in SG&A expenses in the Consolidated Statements of Income.  The Company expects that the remaining severance related liability will be paid during fiscal 2010.

A summary rollforward of severance related accruals is as follows (in thousands):

Severance Related
Balance at January 31, 2009	$4,409
Provision charged	-
Severance paid	(2,205)
Balance at April 30, 2009	2,204
Provision charged	-
Severance paid	(614)
Balance at July 31, 2009	$1,590

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

The Company’s risk management policy is to enter into forward exchange contracts and purchase foreign currency options, under certain limitations, to reduce exposure to adverse fluctuations in foreign exchange rates and, to a lesser extent, in commodity prices related to its purchases of watches. When entered into, the Company designates and documents these derivative instruments as a cash flow hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions.  Changes in the fair value of a derivative that is designated and documented as a cash flow hedge and is highly effective, are recorded in other comprehensive income until the underlying transaction affects earnings, and then are later reclassified into earnings in the same financial statement line item as the hedged transaction.  The Company formally assesses, both at the inception and at each financial quarter thereafter, the effectiveness of the derivative instrument hedging the underlying forecasted cash flow transaction.  Any ineffectiveness related to the derivative financial instruments’ change in fair value will be recognized in the period in which the ineffectiveness was calculated.

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

As of July 31, 2009, the Company’s entire net forward contracts hedging portfolio consisted of 53.0 million Swiss francs equivalent for various expiry dates ranging through January 21, 2010.

The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives designated as hedging instruments under SFAS No. 133 and derivatives not designated as hedging instruments under SFAS No. 133 as of July 31, 2009 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$228	Accrued Liabilities	$-

Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$2,170	Accrued Liabilities	$5

Total Derivative Instruments		$2,398		$5

As of July 31, 2009, the balance of deferred net gains on derivative financial instruments documented as cash flow hedges included in accumulated other comprehensive income (“AOCI”) was $1.2 million in net gains, net of tax of $0.7 million, compared to $3.8 million in net gains at July 31, 2008, net of tax of $2.5 million. The Company estimates that a substantial portion of the deferred net gains at July 31, 2009 will be realized into earnings over the next 12 to 24 months as a result of transactions that are expected to occur over that period. The primary underlying transaction which will cause the amount in AOCI to affect cost of goods sold consists of the Company’s sell through of inventory purchased in Swiss francs. The maximum length of time the Company is hedging its exposure to the fluctuation in future cash flows for forecasted transactions is 24 months.  For the three months ended July 31, 2009 and 2008, the Company reclassified from AOCI to earnings $0.5 million of net gains, net of tax of $0.3 million and $0.7 million in net gains, net of tax of $0.4 million, respectively.  For the six months ended July 31, 2009 and 2008, the Company reclassified from AOCI to earnings $0.8 million of net gains, net of tax of $0.5 million and $1.3 million in net gains, net of tax of $0.8 million, respectively.

During the three months and six months ended July 31, 2009 and 2008, the Company recorded no charge related to its assessment of the effectiveness of its derivative hedge portfolio because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged.

Changes in the contracts’ fair value due to spot-forward differences are excluded from the designated hedge relationship.  The Company records these transactions in the cost of sales of the Consolidated Statements of Income.

NOTE 12 – RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Principles – a replacement of SFAS No. 162”.  SFAS No. 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  All guidance contained in the Codification carries an equal level of authority.  Following this statement, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, the FASB will issue Accounting Standards Updates which will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the changes in the Codification.  The Codification will supersede all existing non-SEC accounting and reporting standards, as it is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of SFAS No. 168 will not have a material impact on the Company’s consolidated financial statements.

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated all events or transactions that occurred after July 31, 2009 up through September 3, 2009, the date the Company issued these financial statements.  During this period the Company did not have any material subsequent events.

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

As of July 31, 2009, there have been no material changes to any of the critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

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

Effective July 1, 2009, the Company adopted SFAS No. 165, “Subsequent Events”, which requires the Company to disclose material events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  See Note 13, Subsequent Events.

Recent Developments

Economic conditions both in the United States and around the world have deteriorated since the beginning of fiscal 2009.  As the events that have caused this deterioration continue to unfold, the Company does not have significant, meaningful visibility into the further effects they could have on the U.S. and the global economy, although they likely will continue to have a negative impact on the Company’s sales and profits throughout fiscal 2010.  Nevertheless, the Company intends to continue to take actions to appropriately manage its business while strategically positioning itself for long-term success, including:

•	capitalizing on the strength of the Company’s brands to gain market share across all price categories;

•	continuing to manage expenses that began with the expense reduction initiatives implemented throughout fiscal 2009;
•	working with retail customers to help them better manage their inventory, improve their productivity and reduce credit risk; and
•	continuing to tightly manage cash and inventory levels.

On April 9, 2009, the Company announced that its Board of Directors has decided to discontinue the quarterly cash dividend.  This decision was based on the Company’s desire to retain capital during the current challenging economic environment.  Under the Amended Loan Agreement described below, dividends are prohibited until certain financial performance measures are achieved.

On June 5, 2009, the Company, together with Movado Group Delaware Holdings Corporation, Movado Retail Group, Inc. and Movado LLC (together with the Company, the “Borrowers”), each a wholly-owned domestic subsidiary of the Company, entered into a Loan and Security Agreement (the “Existing Loan Agreement”) with Bank of America, N.A. (as agent and lender thereunder).  The Existing Loan Agreement provided for a $50.0 million asset based senior secured revolving credit facility (the “Facility”), including a $15.0 million letter of credit subfacility, maturing on June 5, 2012.  Upon entering into the Existing Loan Agreement, the Company borrowed $40.0 million under the Facility which, along with cash already on-hand, it used to pay down all outstanding amounts due under its Series A Senior Notes, Senior Series A-2004 Notes and Former US Credit Agreement, and terminated these agreements.  The Company also terminated its Swiss Credit Agreement and its two U.S. uncommitted line of credit agreements effective June 5, 2009.

On July 17, 2009, the Company amended the Existing Loan Agreement (the “Amended Loan Agreement”) to add Bank Leumi USA as a lender and to increase the size of the Borrowers’ asset based senior secured revolving credit facility from $50.0 million to $55.0 million, including a $15.0 million letter of credit subfacility.  For more information on the Company’s current and terminated debt and credit arrangements, see Note 6 to the Consolidated Financial Statements.

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

Results of operations for the three months ended July 31, 2009 as compared to the three months ended July 31, 2008

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Three Months Ended July 31,
	2009	2008

Wholesale:
United States	$33,138	$48,010
International	36,442	59,016
Total Wholesale	69,580	107,026

Retail	20,121	22,663

Net Sales	$89,701	$129,689

Net sales for the three months ended July 31, 2009 were $89.7 million, below prior year by $40.0 million or 30.8%.  Excluding $1.0 million of liquidation of excess discontinued inventory in the current year period, net sales were $88.7 million, or below the prior year by 31.6%.  The Company is presenting net sales and gross margin excluding sales of excess discontinued inventory because the Company believes that it is useful to investors to eliminate the effect of these unusual items in order to improve the comparability of the Company’s results for the periods presented.  As a result of the stronger U.S. dollar compared to the prior year period and the translation from the international subsidiaries’ financial results, the effect of foreign currency reduced net sales in the three months ended July 31, 2009 by $2.9 million.

Net sales in the wholesale segment were $69.6 million, below prior year by $37.4 million or 35.0%.  Excluding $1.0 million of liquidation of excess discontinued inventory in the current year period, net sales in the wholesale segment were $68.6 million, or below the prior year by 35.9%.  The decrease in wholesale net sales was primarily attributable to the unfavorable impact of the ongoing difficult global economic environment as lower sales were recorded in all watch categories when compared to the prior year period.

Net sales in the U.S. wholesale segment were $33.1 million, below prior year by $14.9 million or 31.0%.  Excluding  $1.0 million of liquidation of excess discontinued inventory in the current year period, net sales in the U.S. wholesale segment were $32.1 million, or below prior year by 33.0%.   The decrease in U.S. wholesale net sales was primarily attributable to the unfavorable impact of the ongoing difficult U.S. economic environment as lower sales were recorded in the luxury and accessible luxury watch categories when compared to the prior year period.  Net sales in the licensed brand watch category were flat compared to the prior year period.

Net sales in the international wholesale segment were $36.4 million, below prior year by $22.6 million or 38.3%.  The decrease in international wholesale net sales was primarily attributable to the unfavorable impact of the ongoing difficult global economic environment as lower sales were recorded in all watch categories when compared to the prior year period.  As a result of the stronger U.S. dollar compared to the prior year period and the translation from the international subsidiaries’ financial results, the effect of foreign currency reduced net sales in the three months ended July 31, 2009 by $2.9 million.

Net sales in the retail segment were $20.1 million, below prior year by $2.5 million or 11.2%.  The decrease in sales was the result of lower sales in both the Movado Boutiques and the Company’s outlet stores, primarily attributable to the ongoing difficult U.S. economic environment.  As of July 31, 2009, the Company operated 27 Movado Boutiques and 31 outlet stores.  As of July 31, 2008, the Company operated 29 Movado Boutiques and 31 outlet stores.

Gross Profit.  Gross profit for the three months ended July 31, 2009 was $52.7 million or 58.7% of net sales as compared to $83.2 million or 64.1% of net sales for the three months ended July 31, 2008.  The gross margin percentage was negatively impacted during the three months ended July 31, 2009 by $1.0 million of liquidation sales of excess discontinued inventory.  Excluding the sales of excess discontinued inventory recorded in the current year, the gross margin percentage for the three months ended July 31, 2009 was 59.3%.  The decrease in gross profit of $30.5 million was primarily attributable to the decrease in sales volume year-over-year.  The decrease in gross margin percentage was driven by the mix of sales in the wholesale segment and lower margins in the retail segment resulting from in-store promotions in effect during the three months ended July 31, 2009.

Selling, General and Administrative  (“SG&A”). SG&A expenses for the three months ended July 31, 2009 were $49.5 million as compared to $72.0 million for the three months ended July 31, 2008, representing a decrease of $22.5 million or 31.2%.  The decrease in SG&A expenses was as a result of the Company’s initiatives to streamline operations and reduce expenses, which included lower marketing expenses for the three months ended July 31, 2009 of $7.5 million, lower payroll and related expenses of $5.3 million which were primarily the result of headcount reductions, lower expenses in the retail segment of $2.1 million due in part to the closing of three stores, lower travel and related expenses of $1.1 million and reduced expenses on tradeshows and conventions of $1.0 million.  As a result of the challenging global economy, the Company recorded lower performance based compensation of $1.8 million when compared to the prior year period.  Additionally, as a result of the stronger U.S. dollar compared to the prior year period and the translation of the Company’s foreign subsidiaries’ results, the effect of foreign currency favorably impacted SG&A expenses for the three months ended July 31, 2009 by $0.8 million.  SG&A expenses in the prior year period included $2.2 million of severance related costs associated with the implementation of the Company’s initiatives to streamline operations and reduce expenses.

Wholesale Operating Income.  Operating income of $2.3 million and $10.9 million was recorded in the wholesale segment for the three months ended July 31, 2009 and 2008, respectively.  The $8.6 million decrease in profit was the net result of a decrease in gross profit of $28.3 million partially offset by a decrease in SG&A expenses of $19.7 million.  The decrease in gross profit of $28.3 million was primarily attributed to the decrease in sales year-over-year resulting from the ongoing difficult global economic environment.  The decrease in SG&A expenses of $19.7 million was driven by lower marketing expenses of $6.8 million, lower payroll and related expenses of $5.3 million which were primarily the result of headcount reductions, lower travel and related expenses of $1.1 million and reduced expenses on tradeshows and conventions of $1.0 million.  As a result of the challenging global economy, the Company recorded lower performance based compensation of $1.8 million when compared to the prior year period. Additionally, as a result of the stronger U.S. dollar when compared to the prior year period and the translation of the Company’s foreign subsidiaries’ results, the effect of foreign currency favorably impacted SG&A expenses for the three months ended July 31, 2009 by $0.8 million.  SG&A expenses in the prior year period included $2.2 million of severance related costs associated with the implementation of the Company’s initiatives to streamline operations and reduce expenses.

Retail Operating Income.  Operating income of $0.8 million and $0.2 million was recorded in the retail segment for the three months ended July 31, 2009 and 2008, respectively.  The $0.6 million increase in profit was the net result of a decrease in gross profit of $2.2 million more than offset by a decrease in SG&A expenses of $2.8 million.  The decrease in gross profit was primarily attributable to the decrease in gross profit percentage year-over-year resulting from in-store promotions in effect during the current year period.  The decrease in SG&A expenses was primarily the result of the Company’s initiatives to streamline operations and reduce expenses and the closing of three stores that were open during the prior year period.

Interest Expense.  Interest expense for the three months ended July 31, 2009 and 2008 was $2.3 million and $0.8 million, respectively.  Interest expense in the current period includes expenses and fees associated with the refinancing and repayment of the Company’s former credit and note agreements which included a non-cash pre-tax charge of $0.2 million related to the accelerated recognition of deferred financing costs and a pre-tax charge of $1.1 million for fees due to the former lenders.  Excluding these expenses and fees, interest expense for the three months ended July 31, 2009 was $1.0 million.  Interest expense increased due to a higher average borrowing rate somewhat offset by lower average borrowings year-over-year.

Interest Income.  Interest income was $0.1 million and $0.5 million for the three months ended July 31, 2009 and 2008, respectively.  The lower interest income is attributed to less cash invested and a lower average interest rate earned year-over-year.

Income Taxes.  The Company recorded tax expense of $0.5 million and $2.7 million for the three months ended July 31, 2009 and 2008, respectively.  Taxes for the three month period ended July 31, 2009 reflected a 49.8% effective tax rate including adjustments resulting in a charge of $0.2 million.  The effective tax rate excluding adjustments was 24.5%.  Taxes for the three months ended July 31, 2008 reflected a 24.6% effective tax rate including adjustments resulting in a charge of $0.2 million.  The effective tax rate excluding adjustments was 23.2%.

Net Income.  For the three months ended July 31, 2009, the Company recorded net income of $0.5 million as compared to net income of $8.1 million for the three months ended July 31, 2008.

Results of operations for the six months ended July 31, 2009 as compared to the six months ended July 31, 2008

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Six Months Ended July 31,
	2009	2008

Wholesale:
United States	$55,857	$85,189
International	65,552	107,088
Total Wholesale	121,409	192,277

Retail	35,867	38,765

Net Sales	$157,276	$231,042

Net sales for the six months ended July 31, 2009 were $157.3 million, below prior year by $73.8 million or 31.9%.  Excluding $5.3 million of liquidation of excess discontinued inventory in the current year period, net sales were $152.0 million, or below the prior year by 34.2%.  As a result of the stronger U.S. dollar when compared to the prior year period and the translation from the international subsidiaries’ financial results, the effect of foreign currency reduced net sales in the six months ended July 31, 2009 by $6.8 million.

Net sales in the wholesale segment were $121.4 million, below prior year by $70.9 million or 36.9%.  Excluding $5.3 million of liquidation of excess discontinued inventory in the current year period, net sales in the wholesale segment were $116.1 million, or below the prior year by 39.6%.  The decrease in wholesale net sales was primarily attributable to the unfavorable impact of the ongoing difficult global economic environment as lower sales were recorded in all watch categories when compared to the prior year period.

Net sales in the U.S. wholesale segment were $55.9 million, below prior year by $29.3 million or 34.4%.  Excluding $5.3 million of liquidation of excess discontinued inventory in the current year period, net sales in the U.S. wholesale segment were $50.6 million, or below prior year by 40.6%.   The decrease in U.S. wholesale net sales was primarily

attributable to the unfavorable impact of the ongoing difficult U.S. economic environment as lower sales were recorded in all watch categories when compared to the prior year period.

Net sales in the international wholesale segment were $65.6 million, below prior year by $41.5 million or 38.8%.  The decrease in international wholesale net sales was primarily attributable to the unfavorable impact of the ongoing difficult global economic environment as lower sales were recorded in all watch categories when compared to the prior year period.  As a result of the stronger U.S. dollar compared to the prior year period and the translation from the international subsidiaries’ financial results, the effect of foreign currency reduced net sales in the six months ended July 31, 2009 by $6.8 million.

Net sales in the retail segment were $35.9 million, below prior year by $2.9 million or 7.5%.  The decrease in sales was the result of lower sales in both the Movado Boutiques and the Company’s outlet stores, primarily attributable to the ongoing difficult U.S. economic environment.

Gross Profit.  Gross profit for the six months ended July 31, 2009 was $89.7 million or 57.0% of net sales as compared to $147.5 million or 63.8% of net sales for the six months ended July 31, 2008.  The gross margin percentage was negatively impacted during the six months ended July 31, 2009 by $5.3 million of liquidation sales of excess discontinued inventory.  Excluding the sales of excess discontinued inventory recorded in the current year, the gross margin percentage for the six months ended July 31, 2009 was 59.5%.  The decrease in gross profit of $57.8 million was primarily attributable to the decrease in sales volume year-over-year.  The decrease in gross margin percentage was driven by the mix of sales by business in the wholesale segment and lower margins in the retail segment resulting from in-store promotions in effect during the six months ended July 31, 2009.

Selling, General and Administrative  (“SG&A”). SG&A expenses for the six months ended July 31, 2009 were $97.7 million as compared to $134.8 million for the six months ended July 31, 2008, representing a decrease of $37.1 million or 27.5%.  The decrease in SG&A expenses was a result of the Company’s initiatives to streamline operations and reduce expenses, which included lower marketing expenses for the six months ended July 31, 2009 of $13.7 million, lower payroll and related expenses of $10.7 million which were primarily the result of headcount reductions, lower expenses in the retail segment of $3.1 million due in part to the closing of three stores and lower travel and related expenses of $2.3 million.  As a result of the challenging global economy, the Company recorded lower performance based compensation of $2.3 million when compared to the prior year period. Additionally, as a result of the stronger U.S. dollar compared to the prior year period and the translation of the Company’s foreign subsidiaries’ results, the effect of foreign currency favorably impacted SG&A expenses for the six months ended July 31, 2009 by $2.1 million.  SG&A expenses in the prior year period included $2.2 million of severance related costs associated with the implementation of the Company’s initiatives to streamline operations and reduce expenses.

Wholesale Operating Income / (Loss).  Operating loss of $6.0 million was recorded in the wholesale segment for the six months ended July 31, 2009 compared to operating income of $15.5 million recorded for the six months ended July 31, 2008.  The $21.5 million decrease in profit was the net result of a decrease in gross profit of $54.3 million partially offset by a decrease in SG&A expenses of $32.8 million.  The decrease in gross profit of $54.3 million was primarily attributed to the decrease in sales year-over-year resulting from the ongoing difficult global economic environment.  The decrease in SG&A expenses of $32.8 million was driven by lower marketing expenses of $12.6 million, lower payroll and related expenses of $10.7 million which were primarily the result of headcount reductions and lower travel and related expenses of $2.3 million.  As a result of the challenging global economy, the Company recorded lower performance based compensation of $2.3 million when compared to the prior year period. Additionally, as a result of the stronger U.S. dollar compared to the prior year period and the translation of the Company’s foreign subsidiaries’ results, the effect of foreign currency favorably impacted SG&A expenses for the six months ended July 31, 2009 by $2.1 million.  SG&A expenses in the prior year period included $2.2 million of severance related costs associated with the implementation of the Company’s initiatives to streamline operations and reduce expenses.

Retail Operating Loss.  Operating losses of $2.0 million and $2.7 million were recorded in the retail segment for the six months ended July 31, 2009 and 2008, respectively.  The $0.7 million decrease in the loss was the net result of a decrease in gross profit of $3.5 million more than offset by a decrease in SG&A expenses of $4.2 million.  The decrease in gross profit was primarily attributable to the decrease in gross profit percentage year-over-year resulting from in-store promotions in effect during the current year period.  The decrease in SG&A expenses was primarily the result of the Company’s initiatives to streamline operations and reduce expenses and the closing of three stores that were open during the prior year period.

Interest Expense.  Interest expense for the six months ended July 31, 2009 and 2008 was $2.8 million and $1.5 million, respectively.  Interest expense in the current period includes expenses and fees associated with the refinancing and repayment of the Company’s former credit and note agreements which included a non-cash pre-tax charge of $0.2 million related to the accelerated recognition of deferred financing costs and a pre-tax charge of $1.1 million for fees due to the former lenders.  Excluding these expenses and fees, interest expense for the six months ended July 31, 2009 was $1.5 million or flat to the prior year.

Interest Income.  Interest income was $0.2 million and $1.5 million for the six months ended July 31, 2009 and 2008, respectively.  The lower interest income is attributed to less cash invested and a lower average interest rate earned year-over-year.

Income Taxes.  The Company recorded a tax benefit of $2.2 million and tax expense of $3.2 million for the six months ended July 31, 2009 and 2008, respectively.  Taxes for the six month period ended July 31, 2009 reflected a 20.9% effective tax rate including adjustments resulting in a charge of $0.4 million.  The effective tax rate excluding adjustments was 24.5%.  Taxes for the six months ended July 31, 2008 reflected a 25.4% effective tax rate including adjustments resulting in a charge of $0.3 million.  The effective tax rate excluding adjustments was 23.0%.

Net Income / (Loss).  For the six months ended July 31, 2009, the Company recorded a net loss of $8.4 million as compared to net income of $9.4 million for the six months ended July 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $18.6 million and $33.9 million for the six months ended July 31, 2009 and 2008, respectively.  The cash used in operating activities for the six months ended July 31, 2009 was primarily the result of the net loss of $8.4 million for the period and an inventory build of $11.4 million.  The cash used in operating activities for the six months ended July 31, 2008 was primarily the result of an inventory build of $31.0 million.  The increase in inventory in the current period is primarily due to the decrease in sales volume as a result of the economic downturn.  The increase in inventory in the prior year period reflected the seasonal nature of the business with the Company building inventory for the upcoming holiday season.

Cash used in investing activities amounted to $3.1 million and $11.7 million for the six months ended July 31, 2009 and 2008, respectively.  The cash used during both periods consisted of tooling and design expenditures and capital expenditures of computer hardware and software.  The acquisition of computer hardware and software in both periods is primarily related to the development and implementation of the new SAP enterprise resource planning system.  Capital expenditures in the prior year period also included spending related to the expansion and renovation of retail stores and construction of booths used at the Baselworld watch and jewelry show.

Cash used in financing activities amounted to $18.8 million and $44.3 million for the six months ended July 31, 2009 and 2008, respectively.  Cash used in financing activities for the current period was primarily used to pay down long-term debt, to pay financing fees related to the new loan agreement and to pay dividends that were declared in the fourth quarter of the prior year.  Cash used in financing activities for the prior period was primarily used to repurchase stock, pay down long-term debt and to pay out dividends.  Additionally, in both periods, cash used in financing activities were partially offset by additional bank borrowings.

On June 5, 2009, the Company, together with Movado Group Delaware Holdings Corporation, Movado Retail Group, Inc. and Movado LLC (together with the Company, the “Borrowers”), each a wholly-owned domestic subsidiary of the Company, entered into a Loan and Security Agreement (the “Existing Loan Agreement”) with Bank of America, N.A. as agent and lender thereunder.  The Existing Loan Agreement provided for a $50.0 million asset based senior secured revolving credit facility, including a $15.0 million letter of credit subfacility, that matures on June 5, 2012.

On July 17, 2009, the Borrowers entered into an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Bank of America, N.A. and Bank Leumi USA, as lenders, and Bank of America, N.A., as agent (in such capacity, the “Agent”), which amended and restated the Existing Loan Agreement.  The Amended Loan Agreement added Bank Leumi USA as a lender thereunder and, to accommodate Bank Leumi USA holding up to $15.0 million of the Borrowers’ obligations thereunder, increased the size of the Borrowers’ asset based senior secured revolving credit facility (the “Facility”) from $50.0 million to $55.0 million, including a $15.0 million letter of credit subfacility.  The maturity date of the Facility is June 5, 2012.

Availability is determined by reference to a borrowing base which is based on the sum of a percentage of eligible accounts receivable and eligible inventory of the Borrowers.  $10.0 million in availability is blocked until the date (the “Block Release Date”) on which the Borrowers have achieved for a four fiscal quarter period a consolidated fixed charge coverage ratio of at least 1.25 to 1.0 and have domestic EBITDA greater than $10.0 million.  The availability block must remain in place for at least one year. The amount of the availability block will be reduced by the amount by which the borrowing base exceeds $55.0 million, up to a maximum reduction of $5.0 million.  Availability under the Facility may be further reduced by certain reserves established by the Agent in its good faith credit judgment.

The initial applicable margin for LIBOR rate loans is 4.25% and for base rate loans is 3.25%. After July 17, 2010, the applicable margins decrease or increase by 0.25% per annum from the initial applicable margins depending on whether average availability for the most recently completed fiscal quarter is either greater than $12.5 million, or is $5.0 million or less, respectively.  The Company has also agreed to pay certain fees and expenses and provide certain indemnities, all of which are customary for such financings.

Prior to the Block Release Date, if borrowing availability is less than $10.0 million (this threshold may be reduced to the extent the borrowing base exceeds $55.0 million, up to a maximum $5.0 million reduction), Borrowers will be subject to a minimum EBITDA covenant.  After the Block Release Date, Borrowers will be subject to a minimum EBITDA covenant if borrowing availability is less than $15.0 million.  As of July 31, 2009, the Borrowers were not subject to the minimum EBITDA covenant.

In addition, after the Block Release Date, if borrowing availability is less than $15.0 million, Borrowers will be subject to a minimum fixed charge coverage ratio.

Finally, the Borrowers’ deposit accounts will be subject to cash dominion prior to the Block Release Date if borrowing availability is less than $7.5 million, but such threshold may be reduced to the extent the borrowing base exceeds $55.0 million, up to a maximum $5.0 million reduction.  After the Block Release Date, cash dominion will be imposed if borrowing availability is less than $15.0 million.  As of July 31, 2009, the Borrowers were not subject to cash dominion nor do the Borrowers expect to be subject to such a requirement in the foreseeable future.

The Amended Loan Agreement contains affirmative and negative covenants binding on the Borrowers and their subsidiaries that are customary for asset based facilities, including restrictions and limitations on the incurrence of debt for borrowed money and liens, dispositions of assets of the Borrowers, capital expenditures, dividends and other payments in respect of equity interests, the making of loans and equity investments, prepayments of subordinated and certain other debt, mergers, consolidations, liquidations and dissolutions, and transactions with affiliates.

The Amended Loan Agreement contains events of default that are customary for facilities of this type, including, but not limited to, nonpayment of principal, interest, fees and other amounts when due, failure of any representation or warranty to be true in any material respect when made or deemed made, violation of covenants, cross default, material judgments, material ERISA liability, bankruptcy events, material loss of collateral in excess of insured amounts, asserted or actual revocation or invalidity of the loan documents, change of control and events or circumstances having a material adverse effect.

The borrowings under the Facility are joint and several obligations of the Borrowers and also cross-guaranteed by each Borrower.  In addition, the Borrowers’ obligations under the Facility are secured by first priority liens, subject to permitted liens, on substantially all of the Borrowers’ U.S. assets other than certain excluded assets.

On June 5, 2009, $40.0 million in loans were drawn under the Facility, which were used, in part, to repay amounts outstanding under the Company’s former U.S. credit facility with JPMorgan Chase Bank, N.A. (“JPM Chase”) (the “Former US Facility”), which was terminated.  In addition, approximately $1.5 million in letters of credit were issued, which were used to backstop letters of credit and other obligations outstanding in connection with the Former US Facility.  As of July 31, 2009, total availability under the Facility, giving effect to the availability block, the $40.0 million borrowing and the letters of credit, was $8.5 million.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank.  Available credit under these lines totaled 8.0 million Swiss francs, with dollar equivalents of $7.4 million and $7.6 million at July 31, 2009 and 2008, respectively.  As of July 31, 2009, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $1.6 million in various foreign currencies.  As of July 31, 2009, there were no outstanding borrowings against these lines.

On April 9, 2009, the Company announced that its Board of Directors has decided to discontinue the quarterly cash dividend.  This decision was based on the Company’s desire to retain capital during the current challenging economic environment.  Under the Amended Loan Agreement, dividends are prohibited until certain financial performance measures are achieved.  The Company paid dividends of $0.05 per share or approximately $1.2 million for the six months ended July 31, 2009, which were declared in the prior year and $0.16 per share or approximately $4.0 million for the six months ended July 31, 2008.

Cash at July 31, 2009 amounted to $47.5 million compared to $84.5 million at July 31, 2008.  The decrease in cash is primarily the result of cash used to pay down long-term debt and for capital expenditures.  In the prior year, cash was also used to pay down long-term debt and for the share repurchase programs.  The decrease from the prior year was somewhat offset by additional bank borrowings.

Management believes that the cash on hand in addition to the expected cash flow from operations and the Company’s short-term borrowing capacity will be sufficient to meet its working capital needs for at least the next 12 months.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet financing or unconsolidated special-purpose entities.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Principles – a replacement of SFAS No. 162”.  SFAS No. 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  All guidance contained in the Codification carries an equal level of authority.  Following this statement, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, the FASB will issue Accounting Standards Updates which will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the changes in the Codification.  The Codification will supersede all existing non-SEC accounting and reporting standards, as it is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of SFAS No. 168 will not have a material impact on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency and Commodity Price Risk

A significant portion of the Company’s purchases are denominated in Swiss francs.  The Company reduces its exposure to the Swiss franc exchange rate risk through a hedging program.  Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets.  The Company uses various derivative financial instruments to further reduce the net exposures to currency fluctuations, predominately forward and option contracts.  These derivatives either (a) are used to hedge the Company’s Swiss franc liabilities and are recorded at fair value with the changes in fair value reflected in earnings or (b) are documented as cash flow hedges with the gains and losses on this latter hedging activity first reflected in other comprehensive income, and then later classified into earnings in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149.  In both cases, the earnings impact is partially offset by the effects of currency movements on the underlying hedged transactions.  If the Company did not engage in a hedging program, any change in the Swiss franc to local currency would have an equal effect on the Company’s cost of sales.  In addition, the Company hedges its Swiss franc payable exposure with forward contracts.  As of July 31, 2009, the Company’s entire net forward contracts hedging portfolio consisted of 53.0 million Swiss francs equivalent for various expiry dates ranging through January 21, 2010.  If the Company were to settle its Swiss franc forward contracts at July 31, 2009, the net result would have been a gain of $1.5 million, net of tax of $0.9 million.  As of July 31, 2009, the Company had no Swiss franc option contracts related to cash flow hedges.

The Company’s Board of Directors authorized the hedging of the Company’s Swiss franc denominated investment in its wholly-owned Swiss subsidiaries using purchase options under certain limitations. These hedges are treated as net investment hedges under SFAS No. 133.  As of July 31, 2009, the Company did not hold a purchased option hedge portfolio related to net investment hedging.

Commodity Risk

Additionally, the Company has the ability under the hedging program to reduce its exposure to fluctuations in commodity prices, primarily related to gold used in the manufacturing of the Company’s watches. Under this hedging program, the Company can purchase various commodity derivative instruments, primarily future contracts. These derivatives are documented as SFAS No. 133 cash flow hedges, and gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases.  The Company did not hold any future contracts in its gold hedge portfolio related to cash flow hedges as of July 31, 2009, thus any changes in the gold price will impact the Company’s cost of sales.

Debt and Interest Rate Risk

In addition, the Company has certain debt obligations with variable interest rates, which are based on LIBOR plus a fixed additional interest rate.  The Company does not hedge these interest rate risks.  The Company believes that a 1% change in interest rates would affect the Company’s net income by approximately $0.4 million for the year.

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

Changes in Internal Control Over Financial Reporting

During the first quarter of fiscal 2010, the Company implemented an ERP system in all of its wholesale businesses to support the Company’s business plan.  Implementing an ERP system on a global basis involves significant changes in business processes and extensive personnel training.  The Company believes it has taken the necessary steps to monitor and maintain its internal control baseline upon go-live, deploying qualified resources to mitigate internal control risks and performing pre-implementation testing and verification to ensure data integrity.

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

Reference is made to the information disclosed under Item 1 — “Legal Proceedings” in the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2009. The following is a summary of recent litigation developments.

The Company participated in mediation proceedings with respect to the case of Bertha V. Norman, et al. v. Movado Company Store, United States District Court, Central District of California, 2008-cv-6691 and agreed to settle the case. The settlement, which remains subject to Court approval, provides for the Company to pay a stipulated amount representing plaintiffs’ attorney’s fees and costs and compensation for class members who timely submit claim forms. The Company has previously booked a reserve which it believes is adequate to cover the entire settlement amount.

Item 1A.  Risk Factors

As of July 31, 2009, there have been no material changes to any of the risk factors previously reported in the Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

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

On April 15, 2008, the Board of Directors announced a new authorization to repurchase up to an additional one million shares of the Company’s Common Stock.  Under this authorization, the Company has the option to repurchase shares over time, with the amount and timing of repurchases depending on market conditions and corporate needs.  The Company entered into a Rule 10b5-1 plan to facilitate repurchases of its shares under this authorization.  A Rule 10b5-1 plan permits a company to repurchase shares at times when it might otherwise be prevented from doing so, provided the plan is adopted when the company is not aware of material non-public information.  The Company may suspend or discontinue the repurchase of stock at any time.  Under this share repurchase program, the Company had repurchased a total of 937,360 shares of Common Stock in the open market during the first and second quarters of fiscal year 2009 at a total cost of approximately $19.5 million or $20.79 per share.  During the six months ended July 31, 2009, the Company has not repurchased shares of Common Stock.

An aggregate of 5,991 shares have been repurchased during the six months ended July 31, 2009 as a result of the surrender of shares in connection with the vesting of certain restricted stock awards.  At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

The following table summarizes information about the Company’s purchases for the period ended July 31, 2009 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934:

Issuer Repurchase of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2009 - February 28, 2009	2,835	$7.29	-	62,640
March 1, 2009 - March 31, 2009	2,848	$8.24	-	62,640
April 1, 2009 - April 30, 2009	-	-	-	62,640
May 1, 2009 - May 31, 2009	-	-	-	62,640
June 1, 2009 - June 30, 2009	308	$9.39	-	62,640
July 1, 2009 - July 31, 2009	-	-	-	62,640
Total	5,991	$7.85	-	62,640

Item 4.  Submission of Matters to a Vote of Security Holders

On June 18, 2009, the Company held its annual meeting of shareholders at its Paramus, New Jersey office.

The following matters were voted upon at the meeting:

(i)
Margaret Hayes Adame, Richard Coté, Efraim Grinberg, Alan H. Howard, Richard Isserman, Nathan Leventhal, Donald Oresman and Leonard L. Silverstein were elected directors of the Company. The results of the vote were as follows:

Nominee	For	Withheld/ Against

Margaret Hayes Adame	80,823,004	159,630
Richard Coté	80,584,830	397,804
Efraim Grinberg	80,655,262	327,372
Alan H. Howard	80,678,053	304,601
Richard Isserman	80,835,639	146,995
Nathan Leventhal	80,835,063	147,571
Donald Oresman	80,646,805	335,829
Leonard L. Silverstein	74,633,965	6,348,669

(ii)
A proposal to ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent public accountants for the fiscal year ending January 31, 2010 was approved. The results of the vote were as follows:

For	Withheld/Against	Exception/Abstain
80,793,674	183,310	5,650

(iii)
A proposal to approve an amendment to, and re-approve the performance based provisions of, the Company’s Amended and Restated Stock Incentive Plan was approved. The results of the vote were as follows:

For	Withheld/Against	Exception/Abstain	Broker Non-Vote
68,159,296	10,928,492	8,469	1,886,377

Item 6.  Exhibits

10.1	Movado Group, Inc. Executive Performance Share Program.*

10.2	Movado Group, Inc. Executive Performance Share Program Form of Award Agreement.*

10.3
Amendment Number 2 to Movado Group, Inc. 1996 Stock Incentive Plan as Amended and Restated as of April 8, 2004.  Incorporated herein by reference to Annex A to the Registrant’s Definitive Proxy Statement filed with the SEC on May 8, 2009.*

10.4	Sixth Amendment to License Agreement dated December 9, 1996 between Registrant and Coach, Inc. effective June 4, 2009.**

10.5	Seventh Amendment to License Agreement dated December 9, 1996 between Registrant and Coach, Inc. effective June 4, 2009.**

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Constitutes a compensatory plan or arrangement.

** Confidential portions of Exhibits 10.4 and 10.5 have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             MOVADO GROUP, INC.
                                                  (Registrant)

Dated: September 3, 2009	By:	/s/ Sallie A. DeMarsilis
Sallie A. DeMarsilis
Senior Vice President,
Chief Financial Officer and
Principal Accounting Officer