Form 10-Q
period 2009-10-31
MOVADO GROUP INC
filed 2009-12-09
CIK 72573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2009

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

The number of shares outstanding of the registrant's common stock and class A common stock as of November 30, 2009 was 17,931,736 and 6,634,319, respectively.

MOVADO GROUP, INC.

Index to Quarterly Report on Form 10-Q
October 31, 2009

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

MOVADO GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)
	October 31, 2009	January 31, 2009	October 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$49,478	$86,621	$85,077
Trade receivables, net	105,469	76,710	118,464
Inventories, net	228,766	228,884	236,734
Other current assets	35,711	47,863	42,245
Total current assets	419,424	440,078	482,520

Property, plant and equipment, net	58,142	66,749	71,359
Deferred income taxes	10,014	23,449	17,753
Other non-current assets	28,648	33,714	34,761
Total assets	$516,228	$563,990	$606,393

LIABILITIES AND EQUITY
Current liabilities:
Loans payable to banks	$-	$40,000	$-
Current portion of long-term debt	-	25,000	10,000
Accounts payable	17,373	20,794	33,146
Accrued liabilities	43,760	47,686	50,010
Deferred and current income taxes payable	484	430	392
Total current liabilities	61,617	133,910	93,548

Long-term debt	24,910	-	59,324
Deferred and non-current income taxes payable	6,116	6,856	6,706
Other non-current liabilities	20,763	22,459	21,279
Total liabilities	113,406	163,225	180,857

Commitments and contingencies (Note 8)

Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	-	-	-
Common Stock, $0.01 par value, 100,000,000 shares authorized; 25,103,084, 24,592,682 and 24,588,116 shares issued, respectively	251	246	246
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,634,319, 6,634,319 and 6,634,319 shares issued and outstanding, respectively	66	66	66
Capital in excess of par value	137,078	131,796	131,972
Retained earnings	289,414	320,481	344,501
Accumulated other comprehensive income	76,114	44,041	44,520
Treasury Stock, 7,171,348, 6,826,734 and 6,824,799 shares, respectively, at cost	(102,071)	(97,371)	(97,329)
Total Movado Group, Inc. shareholders’ equity	400,852	399,259	423,976
Noncontrolling interests	1,970	1,506	1,560
Total equity	402,822	400,765	425,536
Total liabilities and equity	$516,228	$563,990	$606,393

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008

Net sales	$128,966	$135,846	$286,242	$366,888
Cost of sales	68,618	50,405	138,544	133,944

Gross profit	60,348	85,441	147,698	232,944
Selling, general and administrative	57,409	70,821	155,098	205,571

Operating (loss) / income	2,939	14,620	(7,400)	27,373

Interest expense	(1,080)	(691)	(3,797)	(2,191)
Interest income	16	413	87	1,893

(Loss) / income before income taxes and noncontrolling interests	1,875	14,342	(11,110)	27,075
Provision for / (benefit from) income taxes (Note 9)	22,519	(1,434)	19,725	1,802
Net (loss) / income	(20,644)	15,776	(30,835)	25,273
Less: Net income attributed to noncontrolling interests	226	47	232	159
Net (loss) / income attributed to Movado Group, Inc.	$(20,870)	$15,729	$(31,067)	$25,114

Basic (loss) / income per share:
Net (loss) / income per share	$(0.85)	$0.64	$(1.27)	$1.01
Weighted basic average shares outstanding	24,558	24,391	24,509	24,892

Diluted (loss) / income per share:
Net (loss) / income per share	$(0.85)	$0.62	$(1.27)	$0.97
Weighted diluted average shares outstanding	24,558	25,225	24,509	25,792

Dividends per share	$-	$0.08	$-	$0.24

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended October 31,
	2009	2008
Cash flows from operating activities:
Net (loss) / income	$(30,835)	$25,273
Adjustments to reconcile net (loss) / income to net cash used in operating activities:
Depreciation and amortization	14,346	13,615
Deferred income taxes	20,442	(5,953)
Provision for losses on accounts receivable	1,453	1,855
Provision for losses on inventory	656	1,818
Loss on disposition of property, plant and equipment	-	37
Stock-based compensation	862	(475)
Excess tax / (benefit) from stock-based compensation	478	(361)
Changes in assets and liabilities:
Trade receivables	(25,787)	(29,752)
Inventories	15,989	(43,391)
Other current assets	9,937	5,721
Accounts payable	(4,294)	(4,393)
Accrued liabilities	(4,353)	4,751
Current income taxes payable	(430)	(2,049)
Other non-current assets	1,429	3,072
Other non-current liabilities	(1,700)	(2,920)
Net cash used in operating activities	(1,807)	(33,152)

Cash flows from investing activities:
Capital expenditures	(3,373)	(16,990)
Trademarks	(382)	(629)
Net cash used in investing activities	(3,755)	(17,619)

Cash flows from financing activities:
Proceeds from borrowings	55,909	40,000
Repayments of borrowings	(89,928)	(31,753)
Stock options exercised and other changes	203	934
Purchase of treasury stock	-	(37,872)
Excess (tax) / benefit from stock-based compensation	(478)	361
Financing fee	(2,751)	-
Distribution of minority interests earnings	-	(297)
Dividends paid	(1,220)	(5,909)
Net cash used in financing activities	(38,265)	(34,536)

Effect of exchange rate changes on cash and cash equivalents	6,684	833

Net decrease in cash and cash equivalents	(37,143)	(84,474)

Cash and cash equivalents at beginning of period	86,621	169,551

Cash and cash equivalents at end of period	$49,478	$85,077

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Movado Group, Inc. (the “Company”) in a manner consistent with that used in the preparation of the consolidated financial statements included in the Company’s fiscal 2009 Annual Report filed on Form 10-K.  In the opinion of management, unless otherwise noted, the accompanying consolidated financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial position and results of operations for the periods presented.  These consolidated financial statements should be read in conjunction with the aforementioned Annual Report.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

NOTE 1 – RECLASSIFICATIONS AND REVISIONS

Certain reclassifications were made to prior year’s financial statement amounts and related note disclosures to conform to the fiscal 2010 presentation as a result of the adoption of new accounting guidance related to noncontrolling interests in the consolidated financial statements.  Additionally, certain expenses associated with the Company’s watch repair activities were reclassified from selling, general and administrative expenses to cost of sales on the Company’s Consolidated Statements of Income.

During the previous quarters of fiscal 2010, the Company had accounted for certain items within inventory and cost of sales which resulted in an overstatement of gross margin by $1.3 million and $1.0 million for the three months ended April 30, 2009 and July 31, 2009, respectively.  Such amounts were not material to the previously issued financial statements for the first and second quarter of fiscal 2010.  The Company has reflected this revision in its financial statements for the nine months ended October 31, 2009 and, as a result, the adjustment recorded had no impact on the results for the three months ended October 31, 2009.  Furthermore, the Company will make the corresponding adjustments to the April 30, 2009 and July 31, 2009 financial statements as appropriate the next time those financial statements are filed.

NOTE 2 – FAIR VALUE MEASUREMENTS

As of February 1, 2008, the Company adopted accounting guidance related to fair value measurements for financial assets and liabilities that are recognized or disclosed at fair value in the Company’s consolidated financial statements and on February 1, 2009, the Company adopted fair value measurements for non-recurring financial assets and liabilities. The adoption did not have a material effect on the Company’s consolidated financial statements. The guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The guidance establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value into three broad levels as follows:

·       Level 1 - Quoted prices in active markets for identical assets or liabilities.
·	Level 2 - Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
·	Level 3 - Unobservable inputs based on the Company’s assumptions.

The guidance requires the use of observable market data if such data is available without undue cost and effort.  The Company’s adoption of the guidance did not result in any changes to the accounting for its financial assets and liabilities.  Therefore, the primary impact to the Company upon its adoption of this guidance was to expand its fair value measurement disclosures.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of October 31, 2009 (in thousands):

	Fair Value at October 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$216	$-	$-	$216
SERP assets - employer	720	-	-	720
SERP assets - employee	12,131	-	-	12,131
Hedge derivatives	-	1,919	-	1,919
Total	$13,067	$1,919	$-	$14,986

Liabilities:
SERP liabilities - employee	$12,131	$-	$-	$12,131
Hedge derivatives	-	152	-	152
Total	$12,131	$152	$-	$12,283

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

NOTE 3 – TOTAL EQUITY

The components of equity for the nine months ended October 31, 2009 and 2008 are as follows (in thousands):

						Accumulated
		Class A	Capital in			Other
	Common	Common	Excess of	Retained	Treasury	Comprehensive	Noncontrolling
	Stock	Stock	Par Value	Earnings	Stock	Income	Interests	Total
Balance, January 31, 2009	$ 246	$ 66	$131,796	$320,481	($97,371)	$44,041	$1,506	$400,765
Net (loss) / income				(31,067)			232	(30,835)
Stock options exercised, net of tax	5		4,618		(4,700)			(77)
Stock-based compensation expense			862					862
Supplemental executive retirement plan			(198)					(198)
Net unrealized gain on investments, net of tax						81		81
Net change in effective portion of hedging contracts, net of tax						(738)		(738)
Foreign currency translation adjustment						32,730	232	32,962
Balance, October 31, 2009	$251	$ 66	$137,078	$289,414	($102,071)	$76,114	$1,970	$402,822

						Accumulated
		Class A	Capital in			Other
	Common	Common	Excess of	Retained	Treasury	Comprehensive	Noncontrolling
	Stock	Stock	Par Value	Earnings	Stock	Income	Interests	Total
Balance, January 31, 2008	$243	$ 66	$128,902	$325,296	($57,202)	$65,748	$2,007	$465,060
Net income				25,114			159	25,273
Dividends declared				(5,909)				(5,909)
Stock repurchase					(37,872)			(37,872)
Stock options exercised, net of tax	3		3,429		(2,255)			1,177
Stock-based compensation expense			(475)					(475)
Supplemental executive retirement plan			116					116
Net unrealized loss on investments, net of tax						(92)		(92)
Net change in effective portion of hedging contracts, net of tax						(1,777)		(1,777)
Foreign currency translation adjustment						(19,359)	(309)	(19,668)
Distribution of noncontrolling interests earnings							(297)	(297)
Balance, October 31, 2008	$246	$ 66	$131,972	$344,501	($97,329)	$44,520	$1,560	$425,536

The components of comprehensive income / (loss) for the three months and nine months ended October 31, 2009 and 2008 are as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008
Net (loss) / income	$(20,644)	$15,776	$(30,835)	$25,273
Net unrealized gain / (loss) on investments, net of tax	(16)	(142)	81	(92)
Net change in effective portion of hedging contracts, net of tax	(491)	(1,796)	(738)	(1,777)
Foreign currency translation adjustments (1)	16,572	(26,306)	32,730	(19,359)
Comprehensive income / (loss)	(4,579)	(12,468)	1,238	4,045
Less: Comprehensive income / (loss) attributable to noncontrolling interests	270	(400)	464	(447)
Total comprehensive income / (loss) attributable to Movado Group, Inc.	$(4,849)	$(12,068)	$774	$4,492

 (1) The foreign currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in international subsidiaries.

NOTE 4 – SEGMENT INFORMATION

The Company follows accounting guidance related to disclosures about segments of an enterprise and related information.  This guidance requires disclosure of segment data based on how management makes decisions about allocating resources to segments and measuring their performance.

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

Operating Segment Data for the Three Months Ended October 31, 2009 and 2008 (in thousands):

	Net Sales		Operating Income (Loss) (1)
	2009	2008	2009	2008

Wholesale	$110,987	$117,496	$4,208	$16,161
Retail	17,979	18,350	(1,269)	(1,541)
Consolidated total	$128,966	$135,846	$2,939	$14,620

Operating Segment Data for the Nine Months Ended October 31, 2009 and 2008 (in thousands):

	Net Sales		Operating (Loss) Income (1)
	2009	2008	2009	2008

Wholesale	$232,396	$309,773	$(4,176)	$31,637
Retail	53,846	57,115	(3,224)	(4,264)
Consolidated total	$286,242	$366,888	$(7,400)	$27,373

	Total Assets
	October 31, 2009	January 31, 2009	October 31, 2008

Wholesale	$472,845	$515,517	$547,937
Retail	43,383	48,473	58,456
Consolidated total	$516,228	$563,990	$606,393

(1) Fiscal 2009 Wholesale Operating Income includes severance related costs of $3.4 million and $5.6 million for the three and nine months ended October 31, 2008.

Geographic Segment Data for the Three Months Ended October 31, 2009 and 2008 (in thousands):

	Net Sales		Operating (Loss) Income (2)
	2009	2008	2009	2008

United States	$79,615	$79,021	$(4,883)	$3,595
International	49,351	56,825	7,822	11,025
Consolidated total	$128,966	$135,846	$2,939	$14,620

United States and International net sales are net of intercompany sales of $56.7 million and $68.3 million for the three months ended October 31, 2009 and 2008, respectively.

Geographic Segment Data for the Nine Months Ended October 31, 2009 and 2008 (in thousands):

	Net Sales		Operating (Loss) Income (2)
	2009	2008	2009	2008

United States	$171,339	$202,975	$(22,619)	$(9,180)
International	114,903	163,913	15,219	36,553
Consolidated total	$286,242	$366,888	$(7,400)	$27,373

United States and International net sales are net of intercompany sales of $159.8 million and $209.9 million for the nine months ended October 31, 2009 and 2008 respectively.

(2) Fiscal 2009 United States Operating Income / (Loss) includes severance related costs of $2.4 million and $3.6 million for the three and nine months ended October 31, 2008.  Fiscal 2009 International Operating Income includes severance related costs of $1.0 million and $2.0 million for the three and nine months ended October 31, 2008.

	Total Assets
	October 31, 2009	January 31, 2009	October 31, 2008

United States	$214,586	$289,567	$307,055
International	301,642	274,423	299,338
Consolidated total	$516,228	$563,990	$606,393

	Long-Lived Assets
	October 31, 2009	January 31, 2009	October 31, 2008

United States	$42,842	$50,369	$54,803
International	15,300	16,380	16,556
Consolidated total	$58,142	$66,749	$71,359

NOTE 5 – INVENTORIES, NET

Inventories consist of the following (in thousands):
	October 31, 2009	January 31, 2009	October 31, 2008

Finished goods	$144,287	$146,073	$147,424
Component parts	63,104	81,423	79,322
Work-in-process	21,375	1,388	9,988
	$228,766	$228,884	$236,734

NOTE 6 – DEBT AND LINES OF CREDIT

On June 5, 2009, the Company, together with Movado Group Delaware Holdings Corporation, Movado Retail Group, Inc. and Movado LLC (together with the Company, the “Borrowers”), each a wholly-owned domestic subsidiary of the Company, entered into a Loan and Security Agreement (the “Original Loan Agreement”) with Bank of America,

N.A. as agent and lender thereunder.  The Original Loan Agreement provided for a $50.0 million asset based senior secured revolving credit facility, including a $15.0 million letter of credit subfacility, that matures on June 5, 2012.

On July 17, 2009, the Borrowers entered into an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Bank of America, N.A. and Bank Leumi USA, as lenders, and Bank of America, N.A., as agent (in such capacity, the “Agent”), which amended and restated the Original Loan Agreement.  The Amended Loan Agreement added Bank Leumi USA as a lender thereunder and, to accommodate Bank Leumi USA holding up to $15.0 million of the Borrowers’ obligations thereunder, increased the size of the Borrowers’ asset based senior secured revolving credit facility (the “Facility”) from $50.0 million to $55.0 million, including a $15.0 million letter of credit subfacility. The maturity date of the Facility remains June 5, 2012. The collateral securing the Facility also remains unchanged.

Availability is determined by reference to a borrowing base which is based on the sum of a percentage of eligible accounts receivable and eligible inventory of the Borrowers. As in the Original Loan Agreement, $10.0 million in availability is blocked until the date on which the Borrowers have achieved for a four fiscal quarter period a consolidated fixed charge ratio of at least 1.25 to 1.0 and have domestic EBITDA greater than a specified amount, but under the Amended Loan Agreement, the availability block must remain in place for at least one year and the domestic EBITDA test has been increased from $0 to $10.0 million.  In the Original Loan Agreement, the amount of the availability block could be reduced by the amount by which the borrowing base exceeded the aggregate amount of the commitments, up to a maximum reduction of $7.5 million. As the aggregate amount of the commitments under the Amended Loan Agreement has increased to $55.0 million, the maximum reduction in the availability block attributable to excess borrowing base has been reduced to $5.0 million.  Availability under the Facility may be further reduced by certain reserves established by the Agent in its good faith credit judgment.

The initial applicable margins were reduced for LIBOR rate loans from 4.50% to 4.25% and for base rate loans from 3.50% to 3.25%. Whereas the applicable margins under the Original Loan Agreement were fixed for the term of the Facility, under the Amended Loan Agreement, after July 17, 2010 the applicable margins decrease or increase by 0.25% per annum from the initial applicable margins depending on whether average availability for the most recently completed fiscal quarter is either greater than $12.5 million, or is $5.0 million or less, respectively.  The Company has also agreed to pay certain fees and expenses and provide certain indemnities, all of which are customary for such financings.

Under the Amended Loan Agreement, prior to the date on which the availability block is released (the “Block Release Date”), if borrowing availability is less than $10.0 million (increased from $7.5 million in the Original Loan Agreement, but under the Amended Loan Agreement such threshold may be reduced to the extent the borrowing base exceeds $55.0 million, up to a maximum $5.0 million reduction), Borrowers will be subject to a minimum EBITDA covenant. Unlike under the Original Loan Agreement, however, Borrowers will be subject to a minimum EBITDA covenant after the Block Release Date, as well, if borrowing availability is less than $15.0 million.  As of October 31, 2009, the Borrowers were not subject to the minimum EBITDA covenant.

In addition, after the Block Release Date, if borrowing availability is less than $15.0 million (increased from $10.0 million in the Original Loan Agreement), Borrowers will be subject to a minimum fixed charge coverage ratio.

Finally, the Borrowers’ deposit accounts will be subject to cash dominion prior to the Block Release Date if borrowing availability is less than $7.5 million, but such threshold may be reduced to the extent the borrowing base exceeds $55.0 million, up to a maximum $5.0 million reduction. After the Block Release Date, cash dominion will be imposed if borrowing availability is less than $15.0 million (increased from $10.0 million in the Original Loan Agreement).  As of October 31, 2009, the Borrowers were not subject to cash dominion nor do the Borrowers expect to be subject to such a requirement in the foreseeable future.

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

On June 5, 2009, $40.0 million in loans were drawn under the Facility, which were used, in part, to repay amounts outstanding under the Company’s former U.S. credit facility with JPMorgan Chase Bank, N.A. (“JPM Chase”) (the “Former US Facility”), which was terminated.  In addition, approximately $1.5 million in letters of credit were issued, which were used to backstop letters of credit and other obligations outstanding in connection with the Former US Facility.  As of October 31, 2009, total availability under the Facility, giving effect to the availability block, the $20.0 million outstanding under the Facility and the letters of credit, was $28.2 million.

During fiscal 1999, the Company issued $25.0 million of Series A Senior Notes (“Series A Senior Notes”) under a Note Purchase and Private Shelf Agreement, dated November 30, 1998 and amended on June 5, 2008 (as amended, the “First Amended 1998 Note Purchase Agreement”), between the Company and The Prudential Insurance Company of America (“Prudential”).  These notes bore interest of 6.90% per annum, were to mature on October 30, 2010 and were subject to annual repayments of $5.0 million commencing October 31, 2006.  These notes contained various financial covenants including an interest coverage ratio and maintenance of consolidated net worth and certain non-financial covenants that restricted the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding.  Upon entering into the Original Loan Agreement on June 5, 2009, all outstanding amounts and related fees due under the Series A Senior Notes were paid in full, and the First Amended 1998 Note Purchase Agreement was terminated.

As of March 21, 2004, the Company amended its Note Purchase and Private Shelf Agreement, originally dated March 21, 2001 (as amended, the “First Amended 2001 Note Purchase Agreement”), among the Company, Prudential and certain affiliates of Prudential (together, the “Purchasers”).  This agreement allowed for the issuance of senior promissory notes in the aggregate principal amount of up to $40.0 million with maturities up to 12 years from their original date of issuance.  On October 8, 2004, the Company issued, pursuant to the First Amended 2001 Note Purchase Agreement, 4.79% Senior Series A-2004 Notes due 2011 (the "Senior Series A-2004 Notes") in an aggregate principal amount of $20.0 million, which were to mature on October 8, 2011 and were subject to annual repayments of $5.0 million commencing on October 8, 2008.  Proceeds of the Senior Series A-2004 Notes have been used by the Company for capital expenditures, repayment of certain of its debt obligations and general corporate purposes.  These notes contained certain financial covenants, including an interest coverage ratio and maintenance of consolidated net worth and certain non-financial covenants that restricted the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding.  On June 5, 2008, the Company amended the First Amended 2001 Note Purchase Agreement (as amended, the “Second Amended 2001 Note Purchase Agreement”), with Prudential and the Purchasers.  Upon entering into the Original Loan Agreement on June 5, 2009, all outstanding amounts and related fees due under the Senior Series A-2004 Notes were paid in full, and the Second Amended 2001 Note Purchase Agreement was terminated.

The credit agreement dated as of December 15, 2005, as amended, by and between the Company as parent guarantor, its Swiss subsidiaries, MGI Luxury Group S.A., Movado Watch Company SA, Concord Watch Company S.A. and Ebel Watches S.A. as borrowers, and  JPM Chase, JPMorgan Securities, Inc., Bank of America, N.A., PNC Bank and Citibank, N.A. (as amended, the "Swiss Credit Agreement"), provided for a revolving credit facility of 33.0 million Swiss francs and was to mature on December 15, 2010.  The obligations of the Company’s Swiss subsidiaries under this credit agreement were guaranteed by the Company under a Parent Guarantee, dated as of December 15, 2005, in favor of the lenders.  The Swiss Credit Agreement contained financial covenants, including an interest coverage ratio, average debt coverage ratio and limitations on capital expenditures and certain non-financial covenants that restricted the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding. Borrowings under the Swiss Credit Agreement bore interest at a rate equal to LIBOR (as defined in the Swiss Credit Agreement) plus a margin ranging from .50% per annum to .875% per annum (depending upon a leverage ratio).  Upon entering into the Original Loan Agreement on June 5, 2009, the Swiss Credit Agreement was terminated.

The credit agreement dated as of December 15, 2005, as amended, by and between the Company, MGI Luxury Group S.A. and Movado Watch Company SA, as borrowers, and JPM Chase, JPMorgan Securities, Inc., Bank of America, N.A., PNC Bank, Bank Leumi and Citibank, N.A. (as amended, the "Former US Credit Agreement"), provided for a revolving credit facility of $90.0 million (including a sublimit for borrowings in Swiss francs of up to an equivalent of $25.0 million) with a provision to allow for a further increase of up to an additional $10.0 million, subject to certain terms and conditions. The Former US Credit Agreement was to mature on December 15, 2010.  The obligations of MGI Luxury Group S.A. and Movado Watch Company SA were guaranteed by the Company under a Parent Guarantee, dated as of December 15, 2005, in favor of the lenders. The obligations of the Company were guaranteed by certain domestic subsidiaries of the Company under subsidiary guarantees, in favor of the lenders.  The Former US Credit Agreement contained financial covenants, including an interest coverage ratio, average debt coverage ratio and limitations on capital expenditures and certain non-financial covenants that restricted the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding.  Borrowings under the Former US Credit Agreement bore interest, at the Company’s option, at a rate equal to the adjusted LIBOR (as defined in the Former US Credit Agreement) plus a margin ranging from .50% per annum to .875% per annum (depending upon a leverage ratio), or the Alternate Base Rate (as defined in the Former US Credit Agreement).  Upon entering into the Original Loan Agreement on June 5, 2009, all outstanding amounts and related fees due under this revolving credit facility were paid in full, and the Former US Credit Agreement was terminated.

On June 16, 2008, the Company renewed a line of credit letter agreement with Bank of America and an amended and restated promissory note in the principal amount of up to $20.0 million payable to Bank of America, originally dated December 12, 2005.  The Company's obligations under the agreement were guaranteed by its subsidiaries, Movado Retail Group, Inc. and Movado LLC.  The maturity date was to be June 16, 2009.  The amended and restated promissory note contained various representations and warranties and events of default that are customary for instruments of that type.  Upon entering into the Original Loan Agreement on June 5, 2009, this uncommitted line of credit agreement was terminated.

On July 31, 2008, the Company renewed a promissory note, originally dated December 13, 2005, in the principal amount of up to $37.0 million, at a revised amount of up to $7.0 million, payable to JPM Chase.  Pursuant to the promissory note, the Company promised to pay JPM Chase $7.0 million, or such lesser amount as may then be the unpaid balance of each loan made or letter of credit issued by JPM Chase to the Company thereunder, upon the maturity date of July 31, 2009. The promissory note bore interest at an annual rate equal to (i) a floating rate equal to the prime rate, (ii) a fixed rate equal to an adjusted LIBOR plus 0.625% or (iii) a fixed rate equal to a rate of interest offered by JPM Chase from time to time on any single commercial borrowing. The promissory note contained various events of default that are customary for instruments of that type. In addition, it was an event of default for any security interest or other encumbrance to be created or imposed on the Company's property, other than as permitted in the lien covenant of the Former US Credit Agreement.  Upon entering into the Original Loan Agreement on June 5, 2009, this uncommitted line of credit agreement was terminated.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank.  These lines of credit totaled 8.0 million Swiss francs, with dollar equivalents of $7.9 million and $6.9 million at October 31, 2009 and 2008, respectively.  As of October 31, 2009, there were 5.0 million Swiss francs, with dollar equivalents of $4.9 million borrowed against these lines.  As of October 31, 2009, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $1.7 million in various foreign currencies.

NOTE 7 – EARNINGS PER SHARE

The Company presents net income per share on a basic and diluted basis.  Basic earnings per share are computed using weighted-average shares outstanding during the period.  Diluted earnings per share are computed using the weighted-average number of shares outstanding adjusted for dilutive common stock equivalents.

The weighted-average number of shares outstanding for basic earnings per share was 24,558,000 and 24,391,000 for the three months ended October 31, 2009 and 2008, respectively.  For the three months ended October 31, 2009, the number of shares outstanding for diluted earnings per share was the same as the basic earnings per share because the Company generated a net loss.  For the three months ended October 31, 2008, diluted earnings per share was increased by 834,000, due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans.

For the three months ended October 31, 2009 and October 31, 2008, approximately 730,000 and 64,000 of potentially dilutive common stock equivalents, respectively, were excluded from the computation of dilutive earnings per share because their effect would have been antidilutive.

The weighted-average number of shares outstanding for basic earnings per share was 24,509,000 and 24,892,000 for the nine months ended October 31, 2009 and 2008, respectively.  For the nine months ended October 31, 2009, the number of shares outstanding for diluted earnings per share was the same as the basic earnings per share because the Company generated a net loss.  For the nine months ended October 31, 2008, diluted earnings per share was increased by 900,000, due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans.

For the nine months ended October 31, 2009 and October 31, 2008, approximately 1,080,000 and 50,000 of potentially dilutive common stock equivalents, respectively, were excluded from the computation of dilutive earnings per share because their effect would have been antidilutive.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

At October 31, 2009, the Company had outstanding letters of credit totaling $0.9 million with expiration dates through June 30, 2010.  JPM Chase has issued nine irrevocable standby letters of credit for retail and operating facility leases to various landlords, for the administration of the Movado Boutique private-label credit card and Canadian payroll to the Royal Bank of Canada.  Under the Facility, approximately $1.8 million in letters of credit were issued to backstop the letters of credit issued by JPM Chase.

As of October 31, 2009, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $1.7 million in various foreign currencies.

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

NOTE 9 – INCOME TAXES

The Company recorded a tax expense of $22.5 million for the three months ended October 31, 2009.  The Company bases its estimate of deferred tax assets and liabilities on current tax laws and rates as well as expected future income.  The realization of deferred tax assets, however, depends on the Company’s ability to generate future income and the weight of all available evidence, including losses in recent years.  In the third quarter of fiscal 2010, the Company determined that it was appropriate to record a full valuation allowance against its net deferred tax assets in the U.S., primarily due to the Company’s U.S. loss position in recent years.  Under current circumstances, expected future income is not sufficient to overcome such negative evidence, and although the Company may ultimately utilize the underlying tax benefits within the statutory limits, the Company recognized a non-cash deferred tax expense of $20.8 million.  Management will continue to evaluate the appropriate level of allowance on all deferred tax assets, considering such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax and business strategies that could potentially enhance the likelihood of realization of the deferred tax assets.  In addition, in the third quarter of fiscal 2010, a non-cash provision of $2.2 million was recorded for net federal income tax on the future remittance of approximately $10.0 million current year earnings of a foreign subsidiary.  No provision has been made for the remaining undistributed earnings of foreign subsidiaries, as those earnings are considered permanently reinvested.  The effective tax rate excluding these and other certain non-cash adjustments was -14.0%.

The Company recorded a tax benefit of $1.4 million for the three months ended October 31, 2008, which reflected the expected utilization of a Swiss net operating loss carryforward acquired with the Ebel brand in fiscal 2005 resulting in a net benefit of approximately $3.7 million.  The effective tax rate excluding these and other certain non-cash adjustments was 13.6%.

The Company recorded tax expense of $19.7 million for the nine months ended October 31, 2009.  The effective tax rate excluding the above non-cash charges of $23.0 million and other certain non-cash adjustments was 31.0%.

The Company recorded tax expense of $1.8 million for the nine months ended October 31, 2008, which reflected the expected utilization of a Swiss net operating loss carryforward acquired with the Ebel brand in fiscal 2005 resulting in a net benefit of approximately $3.7 million.  The effective tax rate excluding these and other certain non-cash adjustments was 18.0%.

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

A summary rollforward of severance related accruals is as follows (in thousands):

Severance Related
Balance at January 31, 2009	$4,409
Provision charged	-
Severance paid	(3,488)
Balance at October 31, 2009	$921

NOTE 11 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company utilizes derivative financial instruments to reduce foreign currency fluctuation risks. The Company accounts for its derivative financial instruments in accordance with accounting guidance which establishes accounting and reporting standards for derivative instruments and hedging activities.  The guidance requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Changes in the fair value of those instruments will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged.

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

The Company uses forward exchange contracts to offset its exposure to certain foreign currency liabilities. These forward contracts are not designated as qualified hedges and, therefore, changes in the fair value of these derivatives are recognized into earnings, thereby offsetting the current earnings effect of the related foreign currency liabilities.

All of the Company’s derivative instruments have liquid markets to assess fair value.  The Company does not enter into any derivative instruments for trading purposes.

As of October 31, 2009, the Company’s entire net forward contracts hedging portfolio consisted of 56.0 million Swiss francs equivalent for various expiry dates ranging through March 23, 2010.

The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives designated as hedging instruments under the relevant accounting guidance and derivatives not designated as hedging instruments under the relevant guidance as of October 31, 2009 (in thousands):

	Asset Derivatives		Liability Derivatives
Balance			Balance
Sheet		Fair	Sheet	Fair
Location		Value	Location	Value
Derivatives designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$-	Accrued Liabilities	$-

Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$1,919	Accrued Liabilities	$152

Total Derivative Instruments		$1,919		$152

As of October 31, 2009, the balance of deferred net gains on derivative financial instruments documented as cash flow hedges included in accumulated other comprehensive income (“AOCI”) was $0.7 million in net gains, net of tax of $0.5 million, compared to $2.0 million in net gains at October 31, 2008, net of tax of $1.3 million. The Company estimates that a substantial portion of the deferred net gains at October 31, 2009 will be realized into earnings over the next 12 to 24 months as a result of transactions that are expected to occur over that period. The primary underlying transaction which will cause the amount in AOCI to affect cost of goods sold consists of the Company’s sell through of inventory purchased in Swiss francs. The maximum length of time the Company hedges its exposure to the fluctuation in future cash flows for forecasted transactions is 24 months.  For the three months ended October 31, 2009 and 2008, the Company reclassified from AOCI to earnings $0.5 million of net gains, net of tax of $0.3 million and $0.7 million in net gains, net of tax of $0.5 million, respectively.  For the nine months ended October 31, 2009 and 2008, the Company reclassified from AOCI to earnings $1.3 million of net gains, net of tax of $0.7 million and $2.0 million in net gains, net of tax of $1.3 million, respectively.

During the three months and nine months ended October 31, 2009 and 2008, the Company recorded no charge related to its assessment of the effectiveness of its derivative hedge portfolio because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged.  Changes in the contracts’ fair value due to spot-forward differences are excluded from the designated hedge relationship.  The Company records these transactions in the cost of sales of the Consolidated Statements of Income.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated all events or transactions that occurred after October 31, 2009 up through December 9, 2009, the date the Company issued these financial statements.  During this period the Company did not have any material subsequent events.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q, including, without limitation, statements under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as statements in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, forecasts and projections about the Company, its future performance, the industry in which the Company operates and management’s assumptions. Words such as “expects”, “anticipates”, “targets”, “goals”, “projects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should” and variations of such words and similar expressions are also intended to identify such forward-looking statements. The Company cautions readers that forward-looking statements include, without limitation, those relating to the Company’s future business prospects, projected operating or financial results, revenues, working capital, liquidity, capital needs, plans for future operations, expectations regarding capital expenditures and operating expenses, effective tax rates, margins, interest costs, and income as well as assumptions relating to the foregoing.  Forward-looking statements are subject to certain risks and uncertainties, some of which cannot be predicted or quantified.  Actual results and future events could differ materially from those indicated in the forward-looking statements due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company’s reports filed with the SEC including, without limitation, the following: general economic and business conditions which may impact disposable income of consumers in the United States and the other significant markets where the Company’s products are sold, uncertainty regarding such economic and business conditions, trends in consumer debt levels and bad debt write-offs, general uncertainty related to possible terrorist attacks and the impact on consumer spending, changes in consumer preferences and popularity of particular designs, new product development and introduction, competitive products and pricing, seasonality, availability of alternative sources of supply in the case of the loss of any significant supplier, the loss of significant customers, the Company’s dependence on key employees and officers, the ability to successfully integrate the operations of acquired businesses without disruption to other business activities, the continuation of licensing arrangements with third parties, the ability to secure and protect trademarks, patents and other intellectual property rights, the ability to lease new stores on suitable terms in desired markets and to complete construction on a timely basis, the ability of the Company to successfully implement its expense reduction plan, the continued availability to the Company of financing and credit on favorable terms, business disruptions, disease, general risks associated with doing business outside the United States including, without limitation, import duties, tariffs, quotas, political and economic stability, and success of hedging strategies with respect to currency exchange rate fluctuations.

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

As of October 31, 2009, there have been no material changes to any of the critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

Effective February 1, 2009, the Company adopted new accounting guidance related to business combinations, which changed how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.  This guidance will be applied on all future acquisitions.

Effective February 1, 2009, the Company adopted new accounting guidance related to noncontrolling interests in consolidated financial statements.  The guidance requires (i) classification of noncontrolling interests, commonly referred to as minority interests, within stockholders’ equity, (ii) net income to include the net income attributable to the noncontrolling interests and (iii) enhanced disclosure of activity related to noncontrolling interests. In accordance with this guidance, the Company reclassified its noncontrolling interests to a separate component within equity on the Consolidated Balance Sheets and separately presented the net income attributable to its noncontrolling interests on the Consolidated Statements of Income.

Effective February 1, 2009, the Company adopted new accounting guidance related to disclosures about derivative instruments and hedging activities which changes the disclosure requirements for derivative instruments and hedging activities. The Company is required to provide enhanced disclosures about how and why it uses derivative instruments, how they are accounted for, and how they affect the Company’s financial performance.  See Note 11, Derivative Financial Instruments.

Effective July 1, 2009, the Company adopted new accounting guidance related to subsequent events which requires the Company to disclose material events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  See Note 12, Subsequent Events.

Effective August 1, 2009, the Company adopted new accounting guidance related to the FASB Accounting Standards Codification (the “Codification”) and the hierarchy of GAAP.  The Codification identifies the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  All guidance contained in the Codification carries an equal level of authority.  The adoption of the Codification did not have an impact on the consolidated financial statements.

Effective September 1, 2009, the Company adopted new accounting guidance related to fair value disclosures and disclosures measuring liabilities at fair value.  The guidance states that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value.  The adoption of this guidance did not have an impact on the consolidated financial statements.

Recent Developments

Economic conditions both in the United States and around the world have deteriorated since the beginning of fiscal 2009.  As the events that have caused this deterioration continue to unfold, the Company does not have significant, meaningful visibility into the further effects they could have on the U.S. and the global economy, although they likely will continue to have a negative impact on the Company’s sales and profits throughout fiscal 2010.  Nevertheless, the Company intends to continue to take actions to appropriately manage its business while strategically positioning itself for long-term success, including:

•	capitalizing on the strength of the Company’s brands to gain market share across all price categories;
•	continuing to manage expenses that began with the expense reduction initiatives implemented throughout fiscal 2009;
•	working with retail customers to help them better manage their inventory, improve their productivity and reduce the Company’s credit risk; and
•	continuing to tightly manage cash and inventory levels.

On April 9, 2009, the Company announced that its Board of Directors has decided to discontinue the quarterly cash dividend.  This decision was based on the Company’s desire to retain capital during the current challenging economic environment.  Under the Amended Loan Agreement described below, dividends are prohibited until certain financial performance measures are achieved.

The Company bases its estimate of deferred tax assets and liabilities on current tax laws and rates as well as expected future income.  The realization of deferred tax assets, however, depends on the Company’s ability to generate future income and the weight of all available evidence, including losses in recent years.  In the third quarter of fiscal 2010, the Company determined that it was appropriate to record a full valuation allowance against its net deferred tax assets in the U.S., primarily due to the Company’s U.S. loss position in recent years.  Under current circumstances, expected future income is not sufficient to overcome such negative evidence, and although the Company may ultimately utilize the underlying tax benefits within the statutory limits, the Company recognized a non-cash deferred tax expense of $20.8 million.  Management will continue to evaluate the appropriate level of allowance on all deferred tax assets, considering such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax and business strategies that could potentially enhance the likelihood of realization of the deferred tax assets.

In addition, in the third quarter of fiscal 2010, a non-cash provision of $2.2 million was recorded for net federal income tax on the future remittance of approximately $10.0 million current year earnings of a foreign subsidiary.  No provision has been made for the remaining undistributed earnings of foreign subsidiaries, as those earnings are considered permanently reinvested.

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

Results of operations for the three months ended October 31, 2009 as compared to the three months ended October 31, 2008

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Three Months Ended October 31,
	2009	2008

Wholesale:
United States	$61,636	$60,671
International	49,351	56,825
Total Wholesale	110,987	117,496

Retail	17,979	18,350

Net Sales	$128,966	$135,846

Net sales for the three months ended October 31, 2009 were $129.0 million, below prior year by $6.9 million or 5.1%.  Excluding $8.4 million of liquidation of excess discontinued inventory in the current year period, net sales were $120.6 million, or below the prior year by 11.2%.  The Company is presenting net sales excluding sales of excess discontinued inventory because the Company believes that it is useful to eliminate the effect of this unusual item in order to improve the comparability of the Company’s results for the periods presented.  As a result of the weaker U.S. dollar compared to the prior year period and the translation of the international subsidiaries’ financial results, the effect of foreign currency favorably impacted net sales in the three months ended October 31, 2009 by $1.5 million.

Net sales in the wholesale segment were $111.0 million, below prior year by $6.5 million or 5.5%.  Excluding $8.4 million of liquidation of excess discontinued inventory in the current year period, net sales in the wholesale segment were $102.6 million, or below prior year by 12.7%.  The decrease in wholesale net sales was primarily attributable to the unfavorable impact of the ongoing difficult global economic environment as lower sales were recorded in all watch categories when compared to the prior year period.

Net sales in the U.S. wholesale segment were $61.6 million, above prior year by $1.0 million or 1.6%.  Excluding $8.4 million of liquidation of excess discontinued inventory in the current year period, net sales in the U.S. wholesale segment were $53.2 million, or below prior year by 12.2%.   The decrease in U.S. wholesale net sales was primarily attributable to the unfavorable impact of the ongoing difficult U.S. economic environment as lower sales were recorded in the luxury and accessible luxury watch categories when compared to the prior year period.  Net sales in the licensed brand watch category were 10.4% higher compared to the prior year period.

Net sales in the international wholesale segment were $49.4 million, below prior year by $7.5 million or 13.2%.  The decrease in international wholesale net sales was primarily attributable to the unfavorable impact of the ongoing difficult global economic environment as lower sales were recorded in the luxury and licensed brand watch categories when compared to the prior year period.  Net sales in the accessible luxury watch category were slightly higher when compared to the prior year period.  As a result of the weaker U.S. dollar compared to the prior year period and the translation of the international subsidiaries’ financial results, the effect of foreign currency favorably impacted net sales in the three months ended October 31, 2009 by $1.5 million.

Net sales in the retail segment were $18.0 million, below prior year by $0.4 million or 2.0%.  The decrease was the result of lower sales in the Movado Boutiques, primarily attributable to the ongoing difficult U.S. economic environment.  Net sales in the Company’s outlet stores were relatively flat year-over-year.  As of October 31, 2009, the Company operated 27 Movado Boutiques and 31 outlet stores.  As of October 31, 2008, the Company operated 29 Movado Boutiques and 32 outlet stores.

Gross Profit.  Gross profit for the three months ended October 31, 2009 was $60.3 million or 46.8% of net sales as compared to $85.4 million or 62.9% of net sales for the three months ended October 31, 2008.  The gross profit and the gross margin percentage were negatively impacted during the three months ended October 31, 2009 by the sales of excess discontinued inventory of $8.4 million.  Excluding these sales, the gross profit was below prior year by $22.7 million and the gross margin percentage was 52.0%. The Company is presenting gross margin excluding sales of excess discontinued inventory because the Company believes that it is useful to eliminate the effect of this unusual item in order to improve the comparability of the Company’s results for the periods presented.  The decrease in gross profit of $22.7 million was primarily attributable to the lower sales volume as well as an overall decrease in the brand and business gross margin percentage.  The gross margin percentage was unfavorably impacted by approximately 380 basis points resulting from a shift in channel and product mix as a result of the global economic recession.  In addition, both the gross profit as well as the gross margin percentage were unfavorably impacted by currency and overhead absorption. As a result of the weaker U.S. dollar compared to the prior year period, fewer net favorable currency benefits were recorded year-over-year related to the Company’s natural hedge.  This was primarily attributable to reductions of inventory purchases in Switzerland and resulted in a 210 basis point decline in gross margin percentage.  Also as a result of the weaker U.S. dollar, gross margin deteriorated 150 basis points due to losses on the un-hedged portion of the Company’s Swiss franc liabilities, predominantly in the U.S.  The unfavorable overhead absorption is primarily attributed to abnormally low production levels associated with the decline in sales volume which unfavorably impacted the gross margin percentage by approximately 210 basis points.

Selling, General and Administrative  (“SG&A”). SG&A expenses for the three months ended October 31, 2009 were $57.4 million as compared to $70.8 million for the three months ended October 31, 2008, representing a decrease of $13.4 million or 18.9%.  The decrease in SG&A expenses was as a result of the Company’s initiatives to streamline operations and reduce expenses, which included lower marketing expenses for the three months ended October 31, 2009 of $9.9 million, lower payroll and related expenses of $3.9 million which were primarily the result of headcount reductions and lower expenses in the retail segment of $1.5 million due in part to the closing of three stores.  SG&A expenses in the prior year period included $3.4 million of severance related costs associated with the implementation of the Company’s initiatives to streamline operations and reduce expenses. The expense savings were partially offset by a lower benefit recorded for performance based compensation of $4.5 million when compared to the prior year period.  Due to the challenging global economy, the benefits recorded in both periods are primarily the result of the reversal of previously recorded compensation expense.  Additionally, as a result of the weaker U.S. dollar compared to the prior year period and the translation of the Company’s foreign subsidiaries’ results, the effect of foreign currency unfavorably impacted SG&A expenses for the three months ended October 31, 2009 by $0.6 million.

Wholesale Operating Income.  Operating income of $4.2 million and $16.2 million was recorded in the wholesale segment for the three months ended October 31, 2009 and 2008, respectively.  The $12.0 million decrease in profit was the net result of a decrease in gross profit of $23.8 million partially offset by a decrease in SG&A expenses of $11.8 million.  The decrease in gross profit of $23.8 million was primarily attributed to the decrease in sales year-over-year resulting from the ongoing difficult global economic environment as well as the decrease in gross margin percentage year-over-year.  The decrease in SG&A expenses of $11.8 million was driven by lower marketing expenses of $9.8 million and lower payroll and related expenses of $3.9 million which were primarily the result of headcount reductions.  SG&A expenses in the prior year period included $3.4 million of severance related costs associated with the implementation of the Company’s initiatives to streamline operations and reduce expenses. The expense savings were partially offset by a lower benefit recorded for performance based compensation of $4.5 million when compared to the prior year period.  Due to the challenging global economy, the benefits recorded in both periods are primarily the result of the reversal of previously recorded compensation expense.  Additionally, as a result of the weaker U.S. dollar compared to the prior year period and the translation of the Company’s foreign subsidiaries’ results, the effect of foreign currency unfavorably impacted SG&A expenses for the three months ended October 31, 2009 by $0.6 million.

Retail Operating Loss.  Operating losses of $1.3 million and $1.5 million were recorded in the retail segment for the three months ended October 31, 2009 and 2008, respectively.  The $0.2 million decrease in loss was the net result of a decrease in gross profit of $1.4 million more than offset by a decrease in SG&A expenses of $1.6 million.  The decrease in gross profit was primarily attributable to the decrease in gross profit percentage year-over-year resulting from in-store promotions in effect during the current year period.  The decrease in SG&A expenses was primarily the result of the Company’s initiatives to streamline operations and reduce expenses and the closing of three stores that were open during the prior year period.

Interest Expense.  Interest expense for the three months ended October 31, 2009 and 2008 was $1.1 million and $0.7 million, respectively.  Interest expense increased due to a higher average borrowing rate partially offset by lower average borrowings year-over-year.

Interest Income.  Interest income was $0.1 million and $0.4 million for the three months ended October 31, 2009 and 2008, respectively.  The lower interest income is primarily attributed to less cash invested year-over-year.

Income Taxes.  The Company recorded a tax expense of $22.5 million for the three months ended October 31, 2009.  The Company bases its estimate of deferred tax assets and liabilities on current tax laws and rates as well as expected future income.  The realization of deferred tax assets, however, depends on the Company’s ability to generate future income and the weight of all available evidence, including losses in recent years.  In the third quarter of fiscal 2010, the Company determined that it was appropriate to record a full valuation allowance against its net deferred tax assets in the U.S., primarily due to the Company’s U.S. loss position in recent years.  Under current circumstances, expected future income is not sufficient to overcome such negative evidence, and although the Company may ultimately utilize the underlying tax benefits within the statutory limits, the Company recognized a non-cash deferred tax expense of $20.8 million.  Management will continue to evaluate the appropriate level of allowance on all deferred tax assets, considering such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax and business strategies that could potentially enhance the likelihood of realization of the deferred tax assets.  In addition, in the third quarter of fiscal 2010, a non-cash provision of $2.2 million was recorded for net federal income tax on the future remittance of approximately $10.0 million current year earnings of a foreign subsidiary.  No provision has been made for the remaining undistributed earnings of foreign subsidiaries, as those earnings are considered permanently reinvested.  The effective tax rate excluding these and other certain non-cash adjustments was -14.0%.

The Company recorded a tax benefit of $1.4 million for the three months ended October 31, 2008, which reflected the expected utilization of a Swiss net operating loss carryforward acquired with the Ebel brand in fiscal 2005 resulting in a net benefit of approximately $3.7 million.  The effective tax rate excluding these and other certain non-cash adjustments was 13.6%.

Net (Loss) Income.  For the three months ended October 31, 2009, the Company recorded a net loss of $20.9 million as compared to net income of $15.7 million for the three months ended October 31, 2008.

Results of operations for the nine months ended October 31, 2009 as compared to the nine months ended October 31, 2008

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Nine Months Ended October 31,
	2009	2008

Wholesale:
United States	$117,493	$145,860
International	114,903	163,913
Total Wholesale	232,396	309,773

Retail	53,846	57,115

Net Sales	$286,242	$366,888

Net sales for the nine months ended October 31, 2009 were $286.2 million, below prior year by $80.6 million or 22.0%.  Excluding $13.6 million of liquidation of excess discontinued inventory in the current year period, net sales were $272.6 million, or below the prior year by 25.7%.  As a result of the stronger U.S. dollar compared to the prior year period and the translation of the international subsidiaries’ financial results, the effect of foreign currency unfavorably impacted net sales in the nine months ended October 31, 2009 by $5.3 million.

Net sales in the wholesale segment were $232.4 million, below prior year by $77.4 million or 25.0%.  Excluding $13.6 million of liquidation of excess discontinued inventory in the current year period, net sales in the wholesale segment were $218.8 million, or below the prior year by 29.4%.  The decrease in wholesale net sales was primarily attributable to the unfavorable impact of the ongoing difficult global economic environment as lower sales were recorded in all watch categories when compared to the prior year period.

Net sales in the U.S. wholesale segment were $117.5 million, below prior year by $28.4 million or 19.4%.  Excluding $13.6 million of liquidation of excess discontinued inventory in the current year period, net sales in the U.S. wholesale segment were $103.9 million, or below prior year by 28.8%.   The decrease in U.S. wholesale net sales was primarily attributable to the unfavorable impact of the ongoing difficult U.S. economic environment as lower sales were recorded in all watch categories when compared to the prior year period.

Net sales in the international wholesale segment were $114.9 million, below prior year by $49.0 million or 29.9%.  The decrease in international wholesale net sales was primarily attributable to the unfavorable impact of the ongoing difficult global economic environment as lower sales were recorded in all watch categories when compared to the prior year period.  As a result of the stronger U.S. dollar compared to the prior year period and the translation of the international subsidiaries’ financial results, the effect of foreign currency unfavorably impacted net sales in the nine months ended October 31, 2009 by $5.3 million.

Net sales in the retail segment were $53.8 million, below prior year by $3.3 million or 5.7%.  The decrease in sales was the result of lower sales in the Movado Boutiques, primarily attributable to the ongoing difficult U.S. economic environment.  Net sales in the Company’s outlet stores were relatively flat year-over-year.

Gross Profit.  Gross profit for the nine months ended October 31, 2009 was $147.7 million or 51.6% of net sales as compared to $232.9 million or 63.5% of net sales for the nine months ended October 31, 2008.  The gross profit and the gross margin percentage were negatively impacted during the nine months ended October 31, 2009 by the sales of excess discontinued inventory of $13.6 million.  Excluding these sales, the gross profit was below prior year by $82.2 million and the gross margin percentage was 55.3%.  The decrease in gross profit of $82.2 million was primarily attributable to the lower sales volume as well as an overall decrease in the brand and business gross margin percentage.  The gross margin percentage was unfavorably impacted by approximately 380 basis points resulting from a shift in channel and product mix as a result of the global economic recession.  In addition, both the gross profit as well as the gross margin percentage were unfavorably impacted by currency and overhead absorption. As a result of the weaker U.S. dollar compared to the prior year period, fewer net favorable currency benefits were recorded year-over-year related to the Company’s natural hedge.  This was primarily attributable to reductions of inventory purchases in Switzerland and resulted in a 240 basis point decline in gross margin percentage.  Also as a result of the weaker U.S. dollar, gross margin deteriorated 70 basis points due to losses on the un-hedged portion of the Company’s Swiss franc liabilities, predominantly in the U.S.  The unfavorable overhead absorption is primarily attributed to abnormally low production levels associated with the decline in sales volume which unfavorably impacted the gross margin percentage by approximately 100 basis points.

Selling, General and Administrative  (“SG&A”). SG&A expenses for the nine months ended October 31, 2009 were $155.1 million as compared to $205.6 million for the nine months ended October 31, 2008, representing a decrease of $50.5 million or 24.6%.  The decrease in SG&A expenses was a result of the Company’s initiatives to streamline operations and reduce expenses, which included lower marketing expenses for the nine months ended October 31, 2009 of $23.6 million, lower payroll and related expenses of $14.6 million which were primarily the result of headcount reductions, lower expenses in the retail segment of $4.7 million due in part to the closing of three stores and lower travel and related expenses of $2.7 million.  SG&A expenses in the prior year period included $5.6 million of severance related costs associated with the implementation of the Company’s initiatives to streamline operations and reduce expenses.  The expense savings were partially offset by a net benefit recorded for performance based compensation of $2.2 million when compared to the prior year period.  Due to the challenging global economy, the benefit recorded in the prior year period was primarily the result of the reversal of previously recorded compensation expense.  Additionally, as a result of the stronger U.S. dollar compared to the prior year period and the translation of the Company’s foreign subsidiaries’ results, the effect of foreign currency favorably impacted SG&A expenses for the nine months ended October 31, 2009 by $1.5 million.

Wholesale Operating Income / (Loss).  Operating loss of $4.2 million was recorded in the wholesale segment for the nine months ended October 31, 2009 compared to operating income of $31.6 million recorded for the nine months ended October 31, 2008.  The $35.8 million decrease in profit was the net result of a decrease in gross profit of $80.4 million partially offset by a decrease in SG&A expenses of $44.6 million.  The decrease in gross profit of $80.4 million was primarily attributed to the decrease in sales year-over-year resulting from the ongoing difficult global economic environment as well as the decrease in gross margin percentage year-over-year.  The decrease in SG&A expenses of $44.6 million was driven by lower marketing expenses of $22.4 million, lower payroll and related expenses of $14.6 million which were primarily the result of headcount reductions and lower travel and related expenses of $2.7 million.  SG&A expenses in the prior year period included $5.6 million of severance related costs associated with the implementation of the Company’s initiatives to streamline operations and reduce expenses.  The expense savings were partially offset by a net benefit recorded for performance based compensation of $2.2 million when compared to the prior year period.  Due to the challenging global economy, the benefit recorded in the prior year period was primarily the result of the reversal of previously recorded compensation expense.  Additionally, as a result of the stronger U.S. dollar compared to the prior year period and the translation of the Company’s foreign subsidiaries’ results, the effect of foreign currency favorably impacted SG&A expenses for the nine months ended October 31, 2009 by $1.5 million.

Retail Operating Loss.  Operating losses of $3.2 million and $4.2 million were recorded in the retail segment for the nine months ended October 31, 2009 and 2008, respectively.  The $1.0 million decrease in the loss was the net result of a decrease in gross profit of $4.8 million more than offset by a decrease in SG&A expenses of $5.8 million.  The decrease in gross profit was primarily attributable to the decrease in gross profit percentage year-over-year resulting from in-store promotions in effect during the current year period.  The decrease in SG&A expenses was primarily the result of the Company’s initiatives to streamline operations and reduce expenses and the closing of three stores that were open during the prior year period.

Interest Expense.  Interest expense for the nine months ended October 31, 2009 and 2008 was $3.8 million and $2.2 million, respectively.  Interest expense in the current period includes expenses and fees associated with the refinancing and repayment of the Company’s former credit and note agreements which included a non-cash pre-tax charge of $0.2 million related to the accelerated recognition of deferred financing costs and a pre-tax charge of $1.1 million for fees due to the former lenders.  Excluding these expenses and fees, interest expense for the nine months ended October 31, 2009 was $2.5 million, or $0.3 million above the prior year.  The increase in interest expense is primarily due to an increase in recognized deferred financing costs associated with the Company’s new line of credit.

Interest Income.  Interest income was $0.1 million and $1.9 million for the nine months ended October 31, 2009 and 2008, respectively.  The lower interest income is primarily attributed to less cash invested year-over-year.

Income Taxes.  The Company recorded tax expense of $19.7 million for the nine months ended October 31, 2009.  The Company bases its estimate of deferred tax assets and liabilities on current tax laws and rates as well as expected future income.  The realization of deferred tax assets, however, depends on the Company’s ability to generate future income and the weight of all available evidence, including losses in recent years.  In the third quarter of fiscal 2010, the Company determined that it was appropriate to record a full valuation allowance against its net deferred tax assets in the U.S., primarily due to the Company’s U.S. loss position in recent years.  Under current circumstances, expected future income is not sufficient to overcome such negative evidence, and although the Company may ultimately utilize the underlying tax benefits within the statutory limits, the Company recognized a non-cash deferred tax expense of $20.8 million.  Management will continue to evaluate the appropriate level of allowance on all deferred tax assets, considering such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax and business strategies that could potentially enhance the likelihood of realization of the deferred tax assets.  In addition, in the third quarter of fiscal 2010, a non-cash provision of $2.2 million was recorded for net federal income tax on the future remittance of approximately $10.0 million current year earnings of a foreign subsidiary.  No provision has been made for the remaining undistributed earnings of foreign subsidiaries, as those earnings are considered permanently reinvested.   The effective tax rate excluding these non-cash charges and other certain non-cash adjustments was 31.0%.

The Company recorded tax expense of $1.8 million for the nine months ended October 31, 2008, which reflected the expected utilization of a Swiss net operating loss carryforward acquired with the Ebel brand in fiscal 2005 resulting in a net benefit of approximately $3.7 million.  The effective tax rate excluding these and other certain non-cash adjustments was 18.0%.

Net Income / (Loss).  For the nine months ended October 31, 2009, the Company recorded a net loss of $31.1 million as compared to net income of $25.1 million for the nine months ended October 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $1.8 million and $33.2 million for the nine months ended October 31, 2009 and 2008, respectively.  The cash used in operating activities for the nine months ended October 31, 2009 was primarily the result of the net loss of $30.8 million offset by non-cash charges of $38.2 million.  Additionally, cash used in operating activities included increases in accounts receivables of $25.8 million due to the seasonality of the business, offset by a planned reduction of inventory of $16.0 million.  The cash used in operating activities for the nine months ended October 31, 2008 was primarily the result of an inventory build of $43.4 million.

Cash used in investing activities amounted to $3.8 million and $17.6 million for the nine months ended October 31, 2009 and 2008, respectively.  The cash used during both periods consisted of tooling and design expenditures and capital expenditures of computer hardware and software.  The acquisition of computer hardware and software in both periods is primarily related to the development and implementation of the new SAP enterprise resource planning system.  Capital expenditures in the prior year period also included spending related to the expansion and renovation of retail stores and construction of booths used at the Baselworld watch and jewelry show.  The decrease in expenditures year-over-year is due to a planned reduction of capital spending resulting from the completion of the SAP implementation and current economic conditions.

Cash used in financing activities amounted to $38.3 million and $34.5 million for the nine months ended October 31, 2009 and 2008, respectively.  Cash used in financing activities for the current period was primarily used to pay down long-term debt, to pay financing fees related to the new loan agreement and to pay dividends that were declared in the fourth quarter of the prior year.  Cash used in financing activities for the prior period was primarily used to repurchase stock and to pay out dividends, partially offset by net proceeds from long-term debt.

On June 5, 2009, the Company, together with Movado Group Delaware Holdings Corporation, Movado Retail Group, Inc. and Movado LLC (together with the Company, the “Borrowers”), each a wholly-owned domestic subsidiary of the Company, entered into a Loan and Security Agreement (the “Original Loan Agreement”) with Bank of America, N.A. as agent and lender thereunder.  The Original Loan Agreement provided for a $50.0 million asset based senior secured revolving credit facility, including a $15.0 million letter of credit subfacility, that matures on June 5, 2012.

On July 17, 2009, the Borrowers entered into an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Bank of America, N.A. and Bank Leumi USA, as lenders, and Bank of America, N.A., as agent (in such capacity, the “Agent”), which amended and restated the Original Loan Agreement.  The Amended Loan Agreement added Bank Leumi USA as a lender thereunder and, to accommodate Bank Leumi USA holding up to $15.0 million of the Borrowers’ obligations thereunder, increased the size of the Borrowers’ asset based senior secured revolving credit facility (the “Facility”) from $50.0 million to $55.0 million, including a $15.0 million letter of credit subfacility.  The maturity date of the Facility is June 5, 2012.

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

Prior to the Block Release Date, if borrowing availability is less than $10.0 million (this threshold may be reduced to the extent the borrowing base exceeds $55.0 million, up to a maximum $5.0 million reduction), Borrowers will be subject to a minimum EBITDA covenant.  After the Block Release Date, Borrowers will be subject to a minimum EBITDA covenant if borrowing availability is less than $15.0 million.  As of October 31, 2009, the Borrowers were not subject to the minimum EBITDA covenant.

In addition, after the Block Release Date, if borrowing availability is less than $15.0 million, Borrowers will be subject to a minimum fixed charge coverage ratio.

Finally, the Borrowers’ deposit accounts will be subject to cash dominion prior to the Block Release Date if borrowing availability is less than $7.5 million, but such threshold may be reduced to the extent the borrowing base exceeds $55.0 million, up to a maximum $5.0 million reduction.  After the Block Release Date, cash dominion will be imposed if borrowing availability is less than $15.0 million.  As of October 31, 2009, the Borrowers were not subject to cash dominion nor do the Borrowers expect to be subject to such a requirement in the foreseeable future.

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

On June 5, 2009, $40.0 million in loans were drawn under the Facility, which were used, in part, to repay amounts outstanding under the Company’s former U.S. credit facility with JPMorgan Chase Bank, N.A. (“JPM Chase”) (the “Former US Facility”), which was terminated.  In addition, approximately $1.5 million in letters of credit were issued, which were used to backstop letters of credit and other obligations outstanding in connection with the Former US Facility.  As of October 31, 2009, total availability under the Facility, giving effect to the availability block, the $20.0 million outstanding under the Facility and the letters of credit, was $28.2 million.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank.  These lines of credit totaled 8.0 million Swiss francs, with dollar equivalents of $7.9 million and $6.9 million at October 31, 2009 and 2008, respectively.  As of October 31, 2009, there were 5.0 million Swiss francs, with dollar equivalents of $4.9 million borrowed against these lines.  As of October 31, 2009, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $1.7 million in various foreign currencies.
On April 9, 2009, the Company announced that its Board of Directors has decided to discontinue the quarterly cash dividend.  This decision was based on the Company’s desire to retain capital during the current challenging economic environment.  Under the Amended Loan Agreement, dividends are prohibited until certain financial performance measures are achieved.  The Company paid dividends of $0.05 per share or approximately $1.2 million for the nine months ended October 31, 2009, which were declared in the prior year and $0.24 per share or approximately $5.9 million for the nine months ended October 31, 2008.

Cash at October 31, 2009 amounted to $49.5 million compared to $85.1 million at October 31, 2008.  The decrease in cash is primarily the result of net cash used to pay down long-term debt.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency and Commodity Price Risk

A significant portion of the Company’s purchases are denominated in Swiss francs.  The Company reduces its exposure to the Swiss franc exchange rate risk through a hedging program.  Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets.  The Company uses various derivative financial instruments to further reduce the net exposures to currency fluctuations, predominately forward and option contracts.  These derivatives either (a) are used to hedge the Company’s Swiss franc liabilities and are recorded at fair value with the changes in fair value reflected in earnings or (b) are documented as cash flow hedges with the gains and losses on this latter hedging activity first reflected in other comprehensive income, and then later classified into earnings in accordance with accounting guidance related to accounting for derivative instruments and hedging activities.  In both cases, the earnings impact is partially offset by the effects of currency movements on the underlying hedged transactions.  If the Company did not engage in a hedging program, any change in the Swiss franc to local currency would have an equal effect on the Company’s cost of sales.  In addition, the Company hedges its Swiss franc payable exposure with forward contracts.  As of October 31, 2009, the Company’s entire net forward contracts hedging portfolio consisted of 56.0 million Swiss francs equivalent for various expiry dates ranging through March 23, 2010.  If the Company were to settle its Swiss franc forward contracts at October 31, 2009, the net result would have been a gain of $1.1 million, net of tax of $0.7 million.  As of October 31, 2009, the Company had no Swiss franc option contracts related to cash flow hedges.

The Company’s Board of Directors authorized the hedging of the Company’s Swiss franc denominated investment in its wholly-owned Swiss subsidiaries using purchase options under certain limitations. These hedges are treated as net investment hedges under the relevant accounting guidance regarding derivative instruments.  As of October 31, 2009, the Company did not hold a purchased option hedge portfolio related to net investment hedging.

Commodity Risk

Additionally, the Company has the ability under the hedging program to reduce its exposure to fluctuations in commodity prices, primarily related to gold used in the manufacturing of the Company’s watches. Under this hedging program, the Company can purchase various commodity derivative instruments, primarily future contracts. These derivatives are documented as qualified cash flow hedges, and gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases.  The Company did not hold any future contracts in its gold hedge portfolio related to cash flow hedges as of October 31, 2009, thus any changes in the gold price will impact the Company’s cost of sales.

Debt and Interest Rate Risk

In addition, the Company has certain debt obligations with variable interest rates, which are based on LIBOR plus a fixed additional interest rate.  The Company does not hedge these interest rate risks.  The Company believes that a 1% change in interest rates would affect the Company’s net income by approximately $0.2 million for the year.

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

The Company participated in mediation proceedings with respect to the case of Bertha V. Norman, et al. v. Movado Company Store, United States District Court, Central District of California, 2008-cv-6691 and agreed to settle the case. The settlement, which was preliminarily approved by the Court, provides for the Company to pay a stipulated amount representing plaintiffs’ attorney’s fees and costs and compensation for class members who timely submit claim forms. The Company has previously booked a reserve which it believes is adequate to cover the entire settlement amount.

Item 1A.                 Risk Factors

As of October 31, 2009, there have been no material changes to any of the risk factors previously reported in the Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

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

On April 15, 2008, the Board of Directors announced a new authorization to repurchase up to an additional one million shares of the Company’s Common Stock.  Under this authorization, the Company has the option to repurchase shares over time, with the amount and timing of repurchases depending on market conditions and corporate needs.  The Company entered into a Rule 10b5-1 plan to facilitate repurchases of its shares under this authorization.  A Rule 10b5-1 plan permits a company to repurchase shares at times when it might otherwise be prevented from doing so, provided the plan is adopted when the company is not aware of material non-public information.  The Company may suspend or discontinue the repurchase of stock at any time.  Under this share repurchase program, the Company had repurchased a total of 937,360 shares of Common Stock in the open market during the first and second quarters of fiscal year 2009 at a total cost of approximately $19.5 million or $20.79 per share.  During the nine months ended October 31, 2009, the Company has not repurchased shares of Common Stock.

An aggregate of 344,614 shares have been repurchased during the nine months ended October 31, 2009 as a result of the surrender of shares in connection with the vesting of certain restricted stock awards and exercise of certain stock options.  At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

The following table summarizes information about the Company’s purchases for the period ended October 31, 2009 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934:

Issuer Repurchase of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2009 - February 28, 2009	2,835	$7.29	-	62,640
March 1, 2009 - March 31, 2009	2,848	$8.24	-	62,640
April 1, 2009 - April 30, 2009	-	-	-	62,640
May 1, 2009 - May 31, 2009	-	-	-	62,640
June 1, 2009 - June 30, 2009	308	$9.39	-	62,640
July 1, 2009 - July 31, 2009	-	-	-	62,640
August 1, 2009 - August 31, 2009	-	-	-	62,640
September 1, 2009 - September 30, 2009	338,623	$13.74	-	62,640
October 1, 2009 - October 31, 2009	-	-	-	62,640
Total	344,614	$13.64	-	62,640

 Item 6.                      Exhibits

10.1 Amended and Restated License Agreement among Tommy Hilfiger Licensing LLC, Movado Group, Inc. and Swissam Products Limited, dated as of September 16, 2009.**

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

** Confidential portions of Exhibit 10.1 have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        MOVADO GROUP, INC.
                                             (Registrant)

Dated: December 9, 2009	By:	/s/ Sallie A. DeMarsilis
Sallie A. DeMarsilis
Senior Vice President,
Chief Financial Officer and
Principal Accounting Officer