Form 10-K
period 2010-01-31
MOVADO GROUP INC
filed 2010-04-01
CIK 72573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For fiscal year ended January 31, 2010
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,'' "accelerated filer'' and "smaller reporting company'' in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐
Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 31, 2009, was approximately $283,728,000 (based on the closing sale price of the registrant's Common Stock on that date as reported on the New York Stock Exchange). For purposes of this computation, each share of Class A Common Stock is assumed to have the same market value as one share of Common Stock into which it is convertible and only shares of stock held by directors and executive officers were excluded.
The number of shares outstanding of the registrant's Common Stock and Class A Common Stock as of March 23, 2010, were 17,975,044 and 6,634,319, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement relating to registrant's 2010 annual meeting of shareholders (the "Proxy Statement'') are incorporated by reference in Part III hereof.

PART I
FORWARD-LOOKING STATEMENTS

Statements in this annual report on Form 10-K, including, without limitation, statements under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as statements in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, forecasts and projections about the Company, its future performance, the industry in which the Company operates and management’s assumptions. Words such as “expects”, “anticipates”, “targets”, “goals”, “projects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should” and variations of such words and similar expressions are also intended to identify such forward-looking statements. The Company cautions readers that forward-looking statements include, without limitation, those relating to the Company’s future business prospects, projected operating or financial results, revenues, working capital, liquidity, capital needs, plans for future operations, expectations regarding capital expenditures and operating expenses, effective tax rates, margins, interest costs, and income as well as assumptions relating to the foregoing.  Forward-looking statements are subject to certain risks and uncertainties, some of which cannot be predicted or quantified.  Actual results and future events could differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company’s reports filed with the SEC including, without limitation, the following: general economic and business conditions which may impact disposable income of consumers in the United States and the other significant markets where the Company’s products are sold, uncertainty regarding such economic and business conditions, trends in consumer debt levels and bad debt write-offs, general uncertainty related to possible terrorist attacks and the impact on consumer spending, changes in consumer preferences and popularity of particular designs, new product development and introduction, competitive products and pricing, seasonality, availability of alternative sources of supply in the case of the loss of any significant supplier, the loss of significant customers, the  Company’s dependence on key employees and officers, the ability to successfully integrate the operations of acquired businesses without disruption to other business activities, the continuation of licensing arrangements with third parties, the ability to secure and protect trademarks, patents and other intellectual property rights, the ability to lease new stores on suitable terms in desired markets and to complete construction on a timely basis, business disruptions, disease, general risks associated with doing business outside the United States including, without limitation, import duties, tariffs, quotas, political and economic stability, and success of hedging strategies with respect to currency exchange rate fluctuations.

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

Item 1.   Business

GENERAL

In this Form 10-K, all references to the “Company” or “Movado Group” include Movado Group, Inc. and its subsidiaries, unless the context requires otherwise.

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

RECENT DEVELOPMENTS

Economic conditions around the world began to deteriorate in fiscal 2009.  While there have been recent indications that the economy may have stabilized and started to recover, future global economic conditions remain highly uncertain.  The level of consumer spending remains weak.  Additionally, the jewelry industry has experienced an unprecedented level of chain and department store operators going out of business and liquidating their inventory.  As the Company continues to manage its way through these difficult times, it is taking, and will continue to take, appropriate actions to address challenges in the marketplace and more strongly position the Company for the future, including:

•	proactively managing sales to limit credit risk and future potential liquidations,

•	continuing to control spending in accordance with the Company’s expense reduction program implemented in fiscal 2009,

•	further strengthening its balance sheet and liquidity, continuing to tightly manage cash and inventory levels,

•	increasing investments in the Company’s brands to elevate their connection with consumers and drive top-line growth,

•	building the business for its core portfolio of brands with a renewed focus on product innovation and improved execution of product segmentation and pricing,

•	maintaining the Company’s strong licensed brand business, and

•	reducing the negative contribution from areas of its business that are underperforming.

The Company bases its estimate of deferred tax assets and liabilities on current tax laws and rates as well as expected future income.  Under U.S. GAAP, deferred tax assets are to be reduced by a valuation allowance if, based on the weight of all available positive and negative evidence, it is more likely than not that all or some portion of the deferred tax assets will not be realized.  In the third quarter of fiscal 2010, the Company determined that it was appropriate to record a full valuation allowance against its net deferred tax assets in the U.S., primarily due to the Company’s U.S. loss position in recent years.  Under current circumstances, the likelihood of expected future income is not sufficient to overcome such negative evidence, and although the Company may ultimately utilize the underlying tax benefits within the statutory limits, in fiscal 2010, the Company recognized a non-cash deferred tax expense of $21.4 million, and has not recognized any tax benefit on the net increase in deductible temporary differences during fiscal 2010.  Management will continue to evaluate the appropriate level of allowance on all deferred tax assets, considering such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax and business strategies that could potentially enhance the likelihood of realization of the deferred tax assets.

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

Mass Market Watches

Mass market watches typically consist of digital watches and analog watches made from stainless steel, brass and/or plastic and are manufactured in Asia.  Well-known brands include Casio, Pulsar, Seiko and Timex.  The Company does not compete in the mass market watch category.

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

ESQ by Movado

ESQ competes in the entry level Swiss watch category and is defined by bold sport and fashion designs.  In fiscal 2010, the Company began to market the brand as ESQ by Movado.  All ESQ watches contain Swiss movements and are made with stainless steel, gold finish or a combination of stainless steel and gold finish, with leather straps, stainless steel bracelets or gold finish bracelets.

Coach Watches

Coach Watches are an extension of the Coach leathergoods brand and reflect the Coach brand image.  A distinctive American brand, Coach delivers stylish, aspirational, well-made products that represent excellent value.  Coach watches are made with stainless steel, gold finish or a combination of stainless steel and gold finish with leather straps, stainless steel bracelets or gold finish bracelets.

Tommy Hilfiger Watches

Reflecting the fresh, fun all-American style for which Tommy Hilfiger is known, Tommy Hilfiger watches feature quartz, digital or analog-digital movements, with stainless steel, titanium, aluminum, silver-tone, two-tone or gold-tone cases and bracelets, and leather, fabric, plastic or rubber straps.  The line includes fashion and sport models.

HUGO BOSS Watches

HUGO BOSS is a global market leader in the world of fashion.  The HUGO BOSS watch collection is an extension of the parent brand and includes classy, sporty, elegant and fashion timepieces with distinctive features, giving this collection a strong and coherent identity.

Juicy Couture Timepieces

Juicy Couture is a powerhouse lifestyle brand that delivers sophisticated, yet fun fashion for women, men and children.  Juicy Couture timepieces reflect the brand’s clear vision, unique identity and leading brand position in the upscale contemporary category, encompassing both trend-right and core styling contemporary watches.

Lacoste Watches

The Lacoste watch collection embraces the Lacoste lifestyle proposition which encompasses elegance, refinement and comfort, as well as a dedication to quality and innovation.  Mirroring key attributes of the Lacoste brand, the collection features stylish timepieces with a contemporary sport elegant feel.

DESIGN AND PRODUCT DEVELOPMENT

The Company’s offerings undergo two phases before they are produced for sale to customers: design and product development.  The design phase includes the creation of artistic and conceptual renderings while product development involves the construction of prototypes.  The Company’s ESQ and licensed brands are designed by in-house design teams in Switzerland and the United States in cooperation with outside sources, including (in the case of the licensed brands except for ESQ) licensors’ design teams.  Product development for the licensed brands takes place in the Company’s Asia operations.  For the Company’s Movado, Ebel and Concord brands, the design phase is performed by a combination of in-house and freelance designers in Europe while product development is carried out in the Company’s Swiss operations.  Senior management of the Company is actively involved in the design and product development process.

MARKETING

The Company’s marketing strategy is to communicate a consistent, brand-specific message to the consumer.  Recognizing that advertising is an integral component to the successful marketing of its product offerings, the Company devotes significant resources to advertising and, since 1972, has maintained its own in-house advertising department.  The Company’s advertising department focuses primarily on the implementation and management of global marketing and advertising strategies for each of its brands, ensuring consistency of presentation.  The Company utilizes outside agencies for the creative development of advertising campaigns which are developed individually for each of the Company’s brands and are directed primarily to the end consumer rather than to trade customers.  The Company’s advertising targets consumers with particular demographic characteristics appropriate to the image and price range of the brand.  Most Company advertising is placed predominantly in magazines and other print media but some is also created for radio and television campaigns, catalogs, outdoor and other promotional materials.  Marketing expenses totaled 14.7%, 17.4% and 15.4% of net sales in fiscal 2010, 2009 and 2008, respectively.

OPERATING SEGMENTS

The Company conducts its business primarily in two operating segments: Wholesale and Retail. For operating segment data and geographic segment data for the years ended January 31, 2010, 2009 and 2008, see Note 14 to the Consolidated Financial Statements regarding Segment Information.

The Company’s wholesale segment includes the design, development, sourcing, marketing and distribution of high quality watches, in addition to after-sales service activities and shipping. The retail segment includes the Company’s Movado boutiques and the Company’s outlet stores.

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

Wholesale

United States Wholesale

The Company sells all of its brands in the U.S. wholesale market primarily to major jewelry store chains such as Helzberg Diamonds Corp., Sterling, Inc. and Zale Corporation; department stores, such as Macy’s, Nordstrom and Saks Fifth Avenue, as well as independent jewelers.  Sales to trade customers in the United States are made directly by the Company’s U.S. sales force.  Of these employees, sales representatives are responsible for a defined geographic territory, specialize in a particular brand and sell to and service independent jewelers within their territory.  The sales force also consists of account executives and account representatives who, respectively, sell to and service chain and department store accounts.

International Wholesale

Internationally, the Company’s brands are sold in department stores such as El Cortes Ingles in Spain and Galeries Lafayette in France, jewelry chain stores such as Christ in Switzerland and Germany and independent jewelers.  The Company employs its own international sales force operating at the Company’s sales and distribution offices in Canada, China, France, Germany, Hong Kong, Japan, Singapore, Switzerland, the United Kingdom and the United Arab Emirates. In addition, the Company sells all of its brands other than ESQ through a network of independent distributors operating in numerous countries around the world.  Distribution of ESQ watches, which outside of the United States are sold only in Canada and the Caribbean, is handled by the Company’s Canadian subsidiary and Caribbean based sales team.  A majority of the Company’s arrangements with its international distributors are long-term, generally require certain minimum purchases and minimum advertising expenditures and restrict the distributor from selling competitive products.

In France and Germany, the Company’s licensed brands are marketed and distributed by subsidiaries of a joint venture company owned 51% by the Company and 49% by Financiere TWC SA ("TWC"), a French company with established distribution, marketing and sales operations in France and Germany.  The terms of the joint venture agreement include financial performance measures which, if not attained, give either party the right to terminate the agreement after the fifth and the tenth  years (January 31, 2011 and January 31, 2016); restrictions on the transfer of shares in the joint venture company; and a buy out right whereby the Company can purchase all of TWC's shares in the joint venture company as of July 1, 2016 and every fifth anniversary thereafter at a pre-determined price.

In the UK, the Company signed a joint venture agreement (the "JV Agreement") on May 11, 2007, with Swico Limited ("Swico"), an English company with established distribution, marketing and sales operations in the UK. Swico had been the Company's exclusive distributor of HUGO BOSS watches in the UK since 2005. Under the JV Agreement, the Company and Swico control 51% and 49%, respectively, of MGS Distribution Limited, an English company ("MGS") that is responsible for the marketing, distribution and sale in the UK of the Company's licensed HUGO BOSS, Tommy Hilfiger, Lacoste and Juicy Couture brands, as well as future brands licensed to the Company, subject to the terms of the applicable license agreement. Swico is responsible for the day to day management of MGS, including staffing and providing logistical support, inventory management, order fulfillment, distribution and after sale services, systems and back office support.  The terms of the JV Agreement include financial performance measures which, if not attained, give either party the right to terminate the JV Agreement after the fifth and the tenth  years (January 31, 2012 and January 31, 2017); restrictions on the transfer of shares in MGS; and a buy out right whereby the Company can purchase all of Swico's shares in MGS as of July 1, 2017 and every fifth anniversary thereafter at a pre-determined price.

Retail

The Company operates in two retail markets, the luxury boutique market and the outlet market.  The Company operates 27 Movado boutiques in the United States that are located in upscale regional shopping centers and metropolitan areas.  Movado boutiques are merchandised with select models of Movado watches, as well as proprietary Movado-branded jewelry and clocks.  The modern store design creates a distinctive environment that showcases these products and provides consumers with the ability to fully experience the complete Movado design philosophy.  The Company’s 31 outlet stores are multi-branded and serve as an effective vehicle to sell discontinued models and factory seconds of all of the Company’s watches and jewelry.

SEASONALITY

The Company’s U.S. sales are traditionally greater during the Christmas and holiday season.  Consequently, the Company’s net sales historically have been higher during the second half of a fiscal year.  The amount of net sales and operating profit generated during the second half of each fiscal year depends upon the general level of retail sales during the Christmas and holiday season, as well as economic conditions and other factors beyond the Company’s control.  Major selling seasons in certain international markets center on significant local holidays that occur in late winter or early spring.  The second half of each year accounted for 58.4%, 49.9%, and 57.0% of the Company’s net sales for the fiscal years ended January 31, 2010, 2009, and 2008, respectively.  In fiscal 2009, the Company did not experience the usual seasonality of its business due to the downturn in the global economy, which resulted in the percentage of net sales for the second half of the fiscal year not being comparable to that in previous years.

BACKLOG

At March 25, 2010, the Company had unfilled orders of $25.9 million compared to $36.0 million at March 25, 2009 and $42.4 million at March 14, 2008.  Unfilled orders include both confirmed orders and orders the Company believes will be confirmed based on the historic experience with the customers.  It is customary for many of the Company’s customers not to confirm their future orders with formal purchase orders until shortly before their desired delivery dates.

CUSTOMER SERVICE, WARRANTY AND REPAIR

The Company assists in the retail sales process of its wholesale customers by monitoring their sales and inventories by product category and style.  The Company also assists in the conception, development and implementation of customers’ marketing vehicles. The Company places considerable emphasis on cooperative advertising programs with its retail customers.  The Company’s retail sales process has resulted in close relationships with its principal customers, often allowing for influence on the mix, quantity and timing of their purchasing decisions.  The Company believes that customers’ familiarity with its sales approach has facilitated, and should continue to facilitate, the introduction of new products through its distribution network.

The Company permits the return of damaged or defective products.  In addition, although the Company has no obligation to do so, it accepts other returns from customers in certain instances.

The Company has service facilities around the world including seven Company-owned service facilities and independent service centers which are authorized to perform warranty repairs.  A list of authorized service centers can be accessed online at www.mgiservice.com.  In order to maintain consistency and quality at its service facilities and authorized independent service centers, the Company conducts training sessions for and distributes technical information and updates to repair personnel.  All watches sold by the Company come with limited warranties covering the movement against defects in material and workmanship for periods ranging from two to three years from the date of purchase, with the exception of Tommy Hilfiger watches, for which the warranty period is ten years.  In addition, the warranty period is five years for the gold plating on certain Movado watch cases and bracelets.  Products that are returned under warranty to the Company are generally serviced by the Company’s employees at its service facilities.

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

Movado, Ebel and Concord watches are generally manufactured in Switzerland by independent third party assemblers with some in-house assembly in Bienne and La Chaux-de-Fonds, Switzerland.  Movado, Ebel and Concord watches are manufactured using Swiss movements and other components obtained from third party suppliers.  Coach, ESQ, Tommy Hilfiger, HUGO BOSS, Juicy Couture, and Lacoste watches are manufactured by independent contractors.  ESQ watches are manufactured using Swiss movements and other components purchased from third party suppliers.  Coach, Tommy Hilfiger, HUGO BOSS, Juicy Couture, and Lacoste watches are manufactured using movements and other components purchased from third party suppliers.

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

Under a license agreement with Tommy Hilfiger Licensing, Inc., dated June 3, 1999, as amended and restated as of September 16, 2009, the Company has the exclusive license to use the trademark TOMMY HILFIGER® and related trademarks in connection with the manufacture of watches worldwide and in connection with the marketing, advertising, sale and distribution of watches at wholesale (and at retail through its outlet stores) worldwide (excluding certain accounts in Japan).  The term of the license agreement with Tommy Hilfiger Licensing, Inc. expires March 31, 2014 and may be extended by the Company for an additional five years ending on March 31, 2019, subject to the satisfaction of minimum sales requirements and approval of a new business plan.

Under its license agreement with HUGO BOSS Trade Mark Management GmbH & Co., entered into on December 15, 2004, the Company received a worldwide exclusive license to use the trademark HUGO BOSS® and any other trademarks containing the names “HUGO” or “BOSS”, in connection with the production, promotion and sale of watches.  The term of the license continues through December 31, 2013, with an optional five-year renewal period.

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

EMPLOYEES

As of January 31, 2010, the Company had approximately 1,200 full-time employees in its global operations.  No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement.  The Company has never experienced a work stoppage due to labor difficulties and believes that its employee relations are good.

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

The deterioration of economic conditions in the U.S. and around the world, and the resulting declines in consumer confidence and spending, has had and could continue to have a material adverse effect on the Company’s operating results.

The Company’s results are dependent on a number of factors impacting consumer confidence and spending, including, but not limited to, general economic and business conditions; wages and employment levels; volatility in the stock market; falling home values; inflation; consumer debt levels; availability of consumer credit; consumer confidence; economic uncertainty; rising interest costs; solvency concerns of major financial institutions; fluctuations in foreign currency exchange rates; fuel and energy costs; energy shortages; tax issues; and general political conditions, both domestic and abroad.

The recent volatility and disruption to the capital and credit markets have significantly adversely impacted global economic conditions, resulting in declines in employment levels, disposable income and actual and/or perceived wealth and further declines in consumer confidence and economic growth.  These conditions have led and could further lead to continuing substantial declines in consumer spending over the foreseeable future.  The dramatic decline in consumer discretionary spending has disproportionately affected retailers and sellers of consumer goods, particularly those offering goods that are viewed as discretionary items, which includes the Company’s products.  Consequently, many retailers have curtailed purchasing and some have gone out of business.  The uncertain outlook in the global economy will likely continue to have an impact on the Company’s business, financial condition, liquidity and results of operations.  In addition, events such as war, terrorism, natural disasters or outbreaks of disease could further dampen consumer spending on discretionary items.  If any of these events should occur, the Company’s future sales could decline.

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

Changes in the sales or channel mix of the Company’s products could impact gross profit margins.

The individual brands that are sold by the Company are sold at a wide range of price points and yield a variety of gross profit margins.  In addition, sales of excess and/or discontinued inventory into the liquidation channel generate a lower gross profit margin than non-liquidation sales. Thus, the mix of sales by brand as well as by distribution channel can have an impact on the gross profit margins of the Company.  If the Company’s sales mix shifts unfavorably toward brands with lower gross profit margins than the Company’s historical consolidated gross profit margin or if a greater proportion of liquidation sales are made, it could have an adverse effect on the results of operations.

The Company’s business is seasonal, with sales traditionally greater during certain holiday seasons, so events and circumstances that adversely affect holiday consumer spending will have a disproportionately adverse effect on the Company’s results of operations.

The Company’s sales are seasonal by nature.  The Company’s U.S. sales are traditionally greater during the Christmas and holiday season.  Internationally, major selling seasons center on significant local holidays that occur in late winter or early spring.  The amount of net sales and operating income generated during these seasons depends upon the general level of retail sales at such times, as well as economic conditions and other factors beyond the Company’s control.  The second half of each year accounted for 58.4%, 49.9%, and 57.0% of the Company’s net sales for the fiscal years ended January 31, 2010, 2009, and 2008, respectively.  In fiscal 2009, the Company did not experience the usual seasonality of its business due to the downturn in the economy, which resulted in the percentage of net sales for the second half of the fiscal year not being comparable to that in previous years.  If events or circumstances were to occur that negatively impact consumer spending during such holiday seasons, it could have a material adverse effect on the Company’s sales, profitability and results of operations.

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

Additionally, since a number of the Company’s outlet stores are located near vacation destinations, factors that affect travel could decrease outlet center traffic.  Such factors include the price and supply of fuel, travel concerns and restrictions, international instability, terrorism and inclement weather.

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

Current or future cost reduction, streamlining, restructuring or business optimization initiatives could result in the Company incurring various one-time, non-recurring or unusual charges and other items, which could have a material adverse effect on the Company’s reported earnings per share and other unadjusted financial measures.

In the course of the Company’s efforts to implement its business plan to adapt to the changing economic environment, the Company may be required to take actions that could result in the incurrence of various one-time, non-recurring or unusual charges and other items.  These charges and other items may include severance and relocation expenses, write-offs or write-downs of assets, impairment charges, facilities closure costs or other business optimization costs.  In general, these costs will reduce the Company’s operating income and net income (along with the associated unadjusted per share measures).  In addition, the difficult economic conditions may cause the Company to have higher rates of product returns or engage in sales of excess discontinued product or other surplus goods, which could reduce the Company’s unadjusted gross margins.  Therefore, such charges and other items could have a material adverse effect on the Company’s reported results of operations and the market price of the Company’s securities.

If the Company is unable to successfully implement its growth strategies, its future operating results could suffer.

There are certain risks involved in the Company seeking to expand its business through acquisitions, license agreements, joint ventures and initiatives such as the Movado boutique business.  There is risk involved with each of these.  Acquisitions and new license agreements require the Company to ensure that new brands will successfully complement the other brands in its portfolio.  The Company assumes the risk that the new brand will not be viewed by the public as favorably as its other brands.  In addition, the integration of an acquired company or licensed brand into the Company’s existing business can strain the Company’s current infrastructure with the additional work required and there can be no assurance that the integration of acquisitions or licensed brands will be successful or that acquisitions or licensed brands will generate sales increases.  The Company needs to ensure it has the adequate human resources and systems in place to allow for successful assimilation of new businesses.  The risk involved in the Movado boutique business is that the Company will not be able to successfully implement its business model.  In addition, the costs associated with leasehold improvements to current boutiques and the costs associated with opening new boutiques, or a failure of the boutiques to achieve desired financial results, could have a material adverse effect on the Company’s financial condition and results of operations.  The inability to successfully implement its growth strategies could adversely affect the Company’s future financial condition and results of operations.

The loss or infringement of the Company’s trademarks or other intellectual property rights could have an adverse effect on future results of operations.

The Company believes that its trademarks and other intellectual property rights are vital to the competitiveness and success of its business and therefore it takes all appropriate actions to register and protect them.  Such actions may not be adequate to prevent imitation of the Company’s products or infringement of its intellectual property rights, or that others will not challenge the Company’s rights, or that such rights will be successfully defended.  In addition, six of the Company’s nine brands are subject to license agreements with third parties under which the Company is required to make royalty payments and perform other obligations.  Default by the Company under any of these agreements could result in the licensor terminating the agreement and the Company losing its rights under the license.  Moreover, the laws of some foreign countries, including some in which the Company sells its products, may not protect intellectual property rights to the same extent as do the laws of the United States, which could make it more difficult to successfully defend such challenges to them.  The Company’s inability to obtain or maintain rights in its trademarks, including its licensed marks, could have an adverse effect on brand image and future results of operations.

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

A significant portion of the Company’s inventory purchases are denominated in Swiss francs.  The Company reduces its exposure to the Swiss franc exchange rate risk through a hedging program.  Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets.  In the event these exposures do not offset, the Company has the ability under the hedging program to utilize forward exchange contracts and purchased foreign currency options to mitigate foreign currency risk.  If these hedge instruments are unsuccessful at minimizing the risk or are deemed ineffective, any fluctuation of the Swiss franc exchange rate could impact the future results of operations.  Changes in currency exchange rates may also affect relative prices at which the Company and its foreign competitors sell products in the same market.  Additionally, a portion of the Company’s net sales are recorded in its foreign subsidiaries in a currency other than the local currency of that subsidiary.  This predominantly occurs in the Company’s Hong Kong and Swiss subsidiaries when they sell to Euro-based customers.  This exposure is not hedged by the Company.  Any fluctuation in the Euro exchange rate in relation to the Hong Kong dollar and Swiss franc would have an effect on these sales that are recorded in Euro.  The currency effect on these Euro sales has an equal effect on their recorded gross profit since the costs of these sales are recorded in the entities’ respective local currency.  Furthermore, since the Company’s consolidated financial statements are presented in U.S. dollars, revenues, income and expenses, as well as assets and liabilities of foreign currency denominated subsidiaries must be translated into U.S. dollars at exchange rates in effect during or at the end of each reporting period.  Fluctuations in foreign currency exchange rates could adversely affect the Company’s reported revenues, earnings, financial position and the comparability of results of operations from period to period.

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

If the Company were to lose its relationship with any of its key customers or distributors or any of such customers or distributors were to experience financial difficulties or go out of business, there may be a significant loss of revenue and operating results.

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

The Company extends credit to its customers based on an evaluation of each customer's financial condition usually without requiring collateral. Should any of the Company’s larger customers experience financial difficulties, it could result in the Company’s curtailing doing business with them, an increased rate of product returns or an increase in its exposure related to its accounts receivable. The inability to collect on these receivables could have an adverse effect on the Company’s financial results.

The credit crisis which has negatively  impacted the Company’s customers, suppliers and business partners may continue for some time, which in turn could materially and adversely affect its results of operations and liquidity.

The credit crisis which has had a significant negative impact on businesses around the world has also affected the Company’s customers, suppliers and business partners.  The duration of the credit crisis and the severity of its persistent effects cannot be predicted.  The inability of the Company’s manufacturers to ship products could impair the Company’s ability to meet delivery date requirements.  A disruption in the ability of the Company’s significant customers, distributors or licensees to access liquidity could cause serious disruptions or an overall deterioration of their businesses which could lead to a significant reduction in their future orders of the Company’s products and the inability or failure on their part to meet their payment obligations to the Company, any of which could have a material adverse effect on the Company’s results of operations and liquidity.

The Company’s wholesale business could be negatively affected by further changes of ownership, contraction and consolidation in the retail industry.

A large portion of the Company’s U.S. wholesale business is based on sales to major jewelry store chains and department stores.  In recent years, the retail industry has experienced changes in ownership, contraction and consolidations, with a number of jewelry chain stores and department store operators going out of business and liquidating their inventory.  Future reorganizations, changes of ownership and consolidations could further reduce the number of retail doors in which the Company’s products are sold and increase the concentration of sales among fewer national or large regional retailers, which could materially adversely affect the Company’s wholesale business.

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

Continuing turmoil in the financial markets could continue to affect credit availability and increase the Company’s cost of borrowing.  If the Company cannot secure financing and credit on favorable terms, the Company’s financial condition and results of operation may be materially adversely affected.

The Company historically was able to secure financing and credit facilities with very favorable terms due to the Company’s financial stability and good relationships with its lending partners.  In the fourth quarter of fiscal 2009, the Company was not in compliance with the interest coverage ratio covenant under certain of its then current debt agreements.  As a result, during second quarter of fiscal 2010, the Company entered into an asset-based senior secured revolving credit facility for $55.0 million, as amended, and its former credit and debt agreements were paid in full and terminated.  The fees and interest rates under the new facility are unfavorable when compared to the Company’s prior debt agreements.  In addition, availability under the Company’s amended asset-based revolving loan facility is based on a borrowing base which is the sum of a percentage of eligible accounts receivable and eligible inventory of the Borrowers and is subject to various availability blocks.  See “Management’s

Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”  If the Company cannot maintain low average debt levels or secure financing with favorable credit terms, the Company’s financial condition and results of operations may be materially adversely affected.

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

The Company produces all of its watches and a portion of its proprietary jewelry outside the United States, primarily in Europe and Asia. The Company also generates approximately 41% of its revenue from international sources.

Factors that could affect this business activity vary by region and market and generally include without limitation:

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

The Company leases various facilities in North America, Europe, the Middle East and Asia for its corporate, manufacturing, distribution and sales operations. As of January 31, 2010, the Company’s leased facilities were as follows:

Location	Function	Square Footage	Lease Expiration

Moonachie, New Jersey	Watch assembly, distribution and repair	100,000	July 2019
Paramus, New Jersey	Executive offices	90,100	June 2013
Bienne, Switzerland	Corporate functions, watch sales, distribution, assembly and repair	53,560	January 2012
Kowloon, Hong Kong	Watch sales, distribution and repair	13,960	March 2013
Villers le Lac, France	European service and watch distribution	12,800	January 2016
Markham, Canada	Office, distribution and repair	11,200	August 2012
New York, New York	Public relations office, licensed brand showroom	9,900	August 2016
ChangAn Dongguan, China	Quality control and engineering	7,535	March 2010
Hackensack, New Jersey	Warehouse	6,600	July 2010
Munich, Germany	Watch sales	4,290	January 2012
Shanghai, China	Watch sales and distribution	3,550	August 2011
Coral Gables, Florida	Caribbean office, watch sales	2,880	January 2012
Grenchen, Switzerland	Watch sales	2,800	February 2011
Tokyo, Japan	Watch sales	2,600	March 2010
Munich, Germany	Watch repair	2,200	December 2011
Singapore	Watch sales, distribution and repair	970	June 2010
Dubai, United Arab Emirates	Watch sales	730	July 2010

All of the foregoing facilities are used exclusively in connection with the wholesale segment of the Company’s business except that a portion of the Company’s executive office space in Paramus, New Jersey is used in connection with management of its retail business.

The Company owns two properties totaling approximately 33,000 square feet located in La Chaux-de-Fonds, Switzerland used for manufacturing, storage and public relations.  In addition, the Company acquired an architecturally significant building in La Chaux-de-Fonds in 2004 as part of its acquisition of Ebel.

The Company also owns approximately 2,500 square feet of office space in Hanau, Germany, which it previously used for sales, distribution and watch repair functions.

The Company also leases retail space for the operation of 27 Movado boutiques in the United States, each of which averages 2,200 square feet per store with leases expiring from January 2011 to June 2017.  In addition, the Company leases retail space averaging 1,800 square feet per store with leases expiring from March 2010 to January 2019 for the operation of the Company’s 31 outlet stores in the United States.

The Company believes that its existing facilities are suitable and adequate for its current operations.

Item 3.  Legal Proceedings

The Company is involved in pending legal proceedings and claims in the ordinary course of business.  Although the outcome of such matters cannot be determined with certainty, the Company’s general counsel and management believe that the final outcome of currently pending legal proceedings, individually or in aggregate, would not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In the case of Bertha V. Norman, et al. v. Movado Company Store, United States District Court, Central District of California, 2008-cv-6691, which the parties have agreed to settle, plaintiffs sought unspecified damages based on alleged claims against Movado Retail Group, Inc. (“MRG”) for: failure to allow meal periods and rest periods; failure to pay minimum wages and overtime wages; failure to provide itemized wage statements;  violation of the California business and professions code; and failure to pay wages due at termination sought waiting time penalties pursuant to the California labor code.  The settlement, which was preliminarily approved by the Court, provides for the Company to pay a stipulated amount representing plaintiffs’ attorney’s fees and costs and compensation for class members who timely submit claim forms. The Company has previously booked a reserve which it believes is adequate to cover the entire settlement amount.

Item 4.  (Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 23, 2010, there were 52 holders of record of Class A Common Stock and, the Company estimates, 5,700 beneficial owners of the common stock represented by 561 holders of record.  The common stock is traded on the New York Stock Exchange under the symbol “MOV” and on March 23, 2010, the closing price of the common stock was $11.79. The quarterly high and low closing prices for the fiscal years ended January 31, 2010 and 2009 were as follows:

	Fiscal Year Ended		Fiscal Year Ended
	January 31, 2010		January 31, 2009
Quarter Ended	Low	High	Low	High

April 30	$4.70	$9.22	$17.38	$26.02
July 31	$7.20	$14.61	$18.91	$23.09
October 31	$10.48	$15.02	$12.06	$25.59
January 31	$9.22	$11.81	$6.64	$15.09

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

On March 27, 2007, the Board of Directors approved an increase in the quarterly cash dividend rate from $0.06 to $0.08 per share.  On January 15, 2009, the Board approved a decrease in the quarterly cash dividend rate from $0.08 to $0.05 per share.  On April 9, 2009, the Company announced that the Board has decided to discontinue the quarterly cash dividend.  Cash dividends paid were $1.2 million, $5.9 million and $8.3 million in fiscal years 2010, 2009 and 2008, respectively.  The $1.2 million cash dividend paid in fiscal 2010 was declared at the end of fiscal 2009.  The declaration and payment of future dividends, if any, needs to be approved by the Board and will depend upon the Company’s profitability, financial condition, capital and surplus requirements, future prospects, terms of indebtedness and other factors deemed relevant by the Board.   See Note 4 to the Consolidated Financial Statements regarding contractual restrictions on the Company’s ability to pay dividends.

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

On April 15, 2008, the Board of Directors announced a new authorization to repurchase up to an additional one million shares of the Company’s common stock.  Under this authorization, the Company has the option to repurchase shares over time, with the amount and timing of repurchases depending on market conditions and corporate needs.  The Company entered into a Rule 10b5-1 plan to facilitate repurchases of its shares under this authorization.  A Rule 10b5-1 plan permits a company to repurchase shares at times when it might otherwise be prevented from doing so, provided the plan is adopted when the company is not aware of material non-public information.  The Company may suspend or discontinue the repurchase of stock at any time.  Under this share repurchase program, the Company had repurchased a total of 937,360 shares of common stock in the open market during the first and second quarters of fiscal 2009 at a total cost of approximately $19.5 million or $20.79 per share.  During the twelve months ended January 31, 2010, the Company did not repurchase shares of common stock under this plan.

In addition to the shares repurchased pursuant to the Company’s share repurchase programs, an aggregate of 344,614 shares have been repurchased during the twelve months ended January 31, 2010, as a result of the surrender of shares in connection with the vesting of certain stock awards and the exercise of certain stock options.  At the election of an employee, upon the vesting of a stock award or the exercise of a stock option, shares having an aggregate value on the vesting or the exercise date as the case may be, equal to the employee’s withholding tax obligation may be surrendered to the Company by netting them from the vested shares issued.  Similarly, shares having an aggregate value equal to the exercise price of an option may be tendered to the Company in payment of the option exercise price and netted from the shares issued upon the option exercise.

The following table summarizes information about the Company’s purchases for the year ended January 31, 2010 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934:

Issuer Repurchase of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2009 - February 28, 2009	2,835	$7.29	-	62,640
March 1, 2009 - March 31, 2009	2,848	$8.24	-	62,640
April 1, 2009 – April 30, 2009	-	$-	-	62,640
May 1, 2009 – May 31, 2009	-	$-	-	62,640
June 1, 2009 – June 30, 2009	308	$9.39	-	62,640
July 1, 2009 – July 31, 2009	-	$-	-	62,640
August 1, 2009 – August 31, 2009	-	$-	-	62,640
September 1, 2009 – September 30, 2009	338,623	$13.74	-	62,640
October 1, 2009 – October 31, 2009	-	$-	-	62,640
November 1, 2009 – November 30, 2009	-	$-	-	62,640
December 1, 2009 – December 31, 2009	-	$-	-	62,640
January 1, 2010 – January 31, 2010	-	$-	-	62,640
Total	344,614	$13.64	-	62,640

PERFORMANCE GRAPH

The performance graph set forth below compares the cumulative total shareholder return of the Company’s common stock for the last five fiscal years through the fiscal year ended January 31, 2010 with that of the Broad Market (NYSE Stock Market – U.S. Companies), the S&P SmallCap 600 index and the Russell 2000 index.  Each index assumes an initial investment of $100 on January 31, 2005 and the reinvestment of dividends (where applicable).

Comparison of Cumulative Five Year Total Return
$200
$150
$100
$50
$0
1/31/05
1/31/06
1/31/07
1/31/08
1/31/09
1/31/10
Movado Group, Inc.
S&P SmallCap 600 Index
NYSE (U.S. Companies)
Russell 2000 Index

Company Name / Index	1/31/05	1/31/06	1/31/07	1/31/08	1/31/09	1/31/10

Movado Group, Inc.	100.0	104.79	160.82	137.25	44.36	63.13
S&P SmallCap 600 Index	100.0	119.40	129.44	120.27	76.09	105.75
NYSE (U.S. Companies)	100.0	112.04	129.69	128.26	82.89	109.88
Russell 2000 Index	100.0	118.89	131.31	118.45	74.81	103.10

Item 6.  Selected Financial Data

The selected financial data presented below has been derived from the Consolidated Financial Statements.  This information should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of this report.  Amounts are in thousands except per share amounts:

	Fiscal Year Ended January 31,
	2010	2009	2008	2007	2006
Statement of income data:
Net sales (1)	$378,396	$460,857	$559,550	$532,865	$470,941
Cost of sales (2)	193,857	175,913	225,545	212,131	186,076
Gross profit (1) (2)	184,539	284,944	334,005	320,734	284,865
Selling, general and administrative (3) (4) (5) (6)	220,965	281,554	283,228	268,415	236,828
Operating (loss) / income (1) (2) (3) (4) (5) (6)	(36,426)	3,390	50,777	52,319	48,037
Other income, net (7) (8) (9)	-	681	-	1,347	1,008
Interest expense	(4,533)	(2,915)	(3,472)	(3,785)	(4,574)
Interest income	111	2,132	4,666	3,280	465
(Loss) / income before taxes and noncontrolling interests	(40,848)	3,288	51,971	53,161	44,936
Provision for / (benefit from) income taxes (10) (11) (12) (13) (14)	13,553	736	(9,471)	2,890	18,319
Net (loss) / income	(54,401)	2,552	61,442	50,271	26,617
Less: Net income attributed to noncontrolling interests	224	237	637	133	-
Net (loss) / income attributed to Movado Group, Inc.	$(54,625)	$2,315	$60,805	$50,138	$26,617
Net (loss) / income per share-Basic	$(2.23)	$0.09	$2.33	$1.95	$1.05
Net (loss) / income per share-Diluted	$(2.23)	$0.09	$2.23	$1.87	$1.02
Basic shares outstanding	24,541	24,782	26,049	25,670	25,273
Diluted shares outstanding	24,541	25,554	27,293	26,794	26,180
Cash dividends declared and paid per share	$-	$0.29	$0.32	$0.24	$0.20
Balance sheet data (end of period):
Working capital (15)	$321,928	$306,168	$419,632	$383,422	$366,530
Total assets	$469,377	$563,990	$646,216	$577,618	$549,919
Total long-term debt (15)	$10,000	$-	$60,895	$80,196	$109,955
Shareholders’ equity	$369,568	$399,259	$463,053	$378,359	$321,678

(1)
Fiscal 2008 net sales includes a non-cash charge for estimated returns in the amount of $15.0 million and gross profit and operating income include a non-cash charge of $11.0 million, related to the closing of certain wholesale customer doors in the U.S.

(2)	Fiscal 2010 includes a non-cash reserve of $8.8 million primarily for excess non-core component inventory.
(3)	Fiscal 2010 includes non-cash charges totaling $7.6 million related to asset write-downs, primarily with respect to certain Movado boutiques and trade booths for the Basel fair.
(4)	Fiscal 2009 includes a pre-tax charge of $11.1 million associated with the Company’s expense reduction initiatives and a restructuring of certain benefit arrangements.
(5)	Fiscal 2009 includes a non-cash impairment charge of $4.5 million related to asset write-downs.
        (6)   Fiscal 2007 includes a one-time benefit of $2.2 million for an out-of-period adjustment related to foreign currency.
(7)	Fiscal 2009 other income consists of a pre-tax gain of $0.7 million on the collection of life insurance proceeds from policies covering the Company’s former Chairman.

(8)
Fiscal 2007 other income consists of a pre-tax gain of $0.8 million on the sale of artwork, a pre-tax gain of $0.4 million on the sale of a building and a pre-tax gain of $0.1 million on the sale of rights to a web domain name.

(9)
Fiscal 2006 other income consists of a pre-tax gain of $2.6 million on the sale of a building offset by a pre-tax loss of $1.6 million representing the impact of the discontinuation of foreign currency cash flow hedges because it was not probable that the forecasted transactions would occur by the end of the originally specified time period.

(10)
Fiscal 2010 effective tax rate of -33.18% includes a charge for the establishment of a full valuation allowance on domestic net deferred tax assets of $21.4 million, somewhat offset by a benefit of $7.9 million resulting from a U.S. tax law change, allowing for an effective 5 year carryback for tax losses originating in either fiscal 2009 or fiscal 2010.

(11)
Fiscal 2009 effective tax rate of 22.4% includes tax accrued on the future repatriation of foreign earnings of $7.4 million somewhat offset by a release of valuation allowances on foreign tax losses of $3.0 million.

(12)
Fiscal 2008 effective tax benefit of $9.5 million, or rate of -18.2%, reflects a result of the recognition of previously unrecognized tax benefits due to the settlement of the IRS audit for fiscal years 2004 through 2006 ($12.5 million) and the release of valuation allowances in whole or part on Swiss and UK tax losses ($7.6 million).

(13)	Fiscal 2007 effective tax rate of 5.4% reflects a partial release of the valuation allowance on Swiss tax losses.
(14)	Fiscal 2006 effective tax rate of 40.8% reflects a tax charge of $7.5 million associated with repatriated foreign earnings under the American Jobs Creation Act of 2004.
(15)
The Company defines working capital as current assets less current liabilities.  In fiscal 2009 the Company reclassified $65.0 million of outstanding debt from non-current liabilities to current liabilities, due to the non-compliance with the interest coverage ratio covenant under certain of its current debt agreements.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The primary factors that influence annual sales are general economic conditions in the Company’s U.S. and international markets, new product introductions, the level and effectiveness of advertising and marketing expenditures and product pricing decisions.  Economic conditions around the world began to deteriorate in fiscal 2009.  While there have been recent indications that the economy may have stabilized and started to recover, future global economic conditions remain highly uncertain.  The level of consumer spending remains weak.  Additionally, the jewelry industry has experienced an unprecedented level of chain and department store operators going out of business and liquidating their inventory.  As the Company continues to manage its way through these difficult times, it is taking, and will continue to take, appropriate actions to address challenges in the marketplace and more strongly position the Company for the future, however the negative impact of the economic downturn could continue to negatively impact the Company’s sales and financial results into fiscal 2011.

Approximately 41% of the Company’s total sales are from international markets and therefore reported sales made in those markets are affected by foreign exchange rates. The Company’s international sales are billed in local currencies (predominantly Euros and Swiss francs) and translated to U.S. dollars at average exchange rates for financial reporting purposes.

The Company’s business is seasonal.  There are two major selling seasons in the Company’s markets: the spring season, which includes school graduations and several holidays and, most importantly, the Christmas and holiday season. Major selling seasons in certain international markets center on significant local holidays that occur in late winter or early spring.  The Company’s net sales historically have been higher during the second half of the fiscal year.  The second half of each year accounted for 58.4%, 49.9%, and 57.0% of the Company’s net sales for the fiscal years ended January 31, 2010, 2009, and 2008, respectively.  In fiscal 2009, the Company did not experience the usual seasonality of its business due to the downturn in the economy, which resulted in the percentage of net sales for the second half of the fiscal year not being comparable to that in previous years.

The Company’s retail operations consist of 27 Movado boutiques and 31 outlet stores located throughout the United States.  The Company does not have any retail operations outside of the United States.

The significant factors that influence annual sales volumes in the Company’s retail operations are similar to those that influence U.S. wholesale sales.  In addition, many of the Company’s outlet stores are located near vacation destinations and, therefore, the seasonality of these stores is driven by the peak tourist seasons associated with these locations.

In fiscal 2008, as part of the Company’s Movado brand strategy, the Company streamlined the Movado brand wholesale distribution in the United States from 4,000 wholesale customer doors to approximately 2,600 doors, representing a 35% reduction.  A wholesale customer door could be either a single store within a department store chain or an independent jewelry store.  These least productive doors represented approximately $10.0 million of Movado brand sales during the year ended January 31, 2008, or less than 2% of the Company’s consolidated revenue.  The Company recorded a one-time accrual of $15.0 million during its 2008 fiscal year related to future sales returns associated with the reduction of these wholesale customer doors.  These sales returns were completed during fiscal 2009.

The Company for fiscal 2011 will be focused on executing the strategies that are designed to return the Company to sustainable revenue growth.  The Company will seek to build its business within its core portfolio of brands – Movado, Ebel and ESQ by Movado – through a renewed focus on product innovation, an improved execution of product segmentation and pricing, and an increased investment in marketing to strengthen its brands’ position in the marketplace.  The Company will also seek to continue to execute its growth strategies within its licensed brand portfolio.  The Company will also focus on strategies to reduce the negative contribution in the areas of its business that are underperforming.

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

In fiscal 2010, the Company recorded a non-cash reserve of $8.8 million primarily for excess non-core component inventory.  This resulted from the Company’s decision that it was not economically prudent to invest additional cash and effort to convert these components into finished goods.

Since a substantial amount of the Company’s product costs are incurred in Swiss francs, fluctuations in the U.S. dollar/Swiss franc exchange rate can impact the Company’s cost of goods sold and, therefore, its gross margins.  The Company reduces its exposure to the Swiss franc exchange rate risk through a hedging program.  Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets.  In the event these exposures do not offset, the Company has the ability to hedge its Swiss franc purchases using a combination of forward contracts and purchased currency options.  The Company’s hedging program had the effect of minimizing the exchange rate impact on product costs and gross margins for fiscal years 2009 and 2008.  In fiscal 2010, the Company decided not to hedge a significant portion of the Company’s Swiss francs purchases which, as a result of the unfavorable Swiss franc foreign exchange rate, had a negative effect on the recorded gross margins.  Additionally, a portion of the Company’s net sales are recorded in its foreign subsidiaries in a currency other than the local currency of that subsidiary.  This predominantly occurs in the Company’s Hong Kong and Swiss subsidiaries when they sell to Euro-based customers.  This exposure is not hedged by the Company.  Any fluctuation in the Euro exchange rate in relation to the Hong Kong dollar and Swiss franc would have an effect on these sales that are recorded in Euro.  The currency effect on these Euro sales has an equal effect on their recorded gross profit since the costs of these sales are recorded in the entities’ respective local currency.

Selling, General and Administrative (“SG&A”) Expenses. The Company’s SG&A expenses consist primarily of marketing, selling, distribution and general and administrative expenses.  During the second half of fiscal 2009, the Company announced initiatives designed to streamline operations, reduce expenses, and improve efficiencies and effectiveness across the Company’s global organization.  In fiscal 2009, the Company recorded a total pre-tax charge of $11.1 million related to the completion of these programs and a restructuring of certain benefit arrangements.  In fiscal 2010, the Company recorded a non-cash pre-tax charge of $7.6 million related to the write-down of long-lived assets related to certain Movado boutiques and trade booths for the Basel fair.  Additionally, in fiscal 2009, the Company recorded a non-cash pre-tax impairment charge of $4.5 million, related to the write-down of long-lived assets related to certain Movado boutiques.

Annual marketing expenditures are based principally on overall strategic considerations relative to maintaining or increasing market share in markets that management considers to be crucial to the Company’s continued success as well as on general economic conditions in the various markets around the world in which the Company sells its products. Marketing expenses include various forms of media advertising, co-operative advertising with customers and distributors and other point-of-sale marketing and promotion spending.  For fiscal 2011, the Company plans to significantly increase its investment in marketing and advertisement in order to elevate its connection to consumers and better position its brands in the marketplace.

Selling expenses consist primarily of salaries, sales commissions, sales force travel and related expenses, expenses associated with Baselworld, the annual watch and jewelry trade show, and other industry trade shows and operating costs incurred in connection with the Company’s retail business. Sales commissions vary with overall sales levels. Retail selling expenses consist primarily of payroll related and store occupancy costs.

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

Interest Expense.  The Company records interest expense on its private placement notes as well as on its revolving credit facilities.  Additionally, interest expense includes the amortization of deferred financing costs associated with the Company’s credit facility.

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

Allowance for Doubtful Accounts

Accounts receivable are reduced by an allowance for amounts that may be uncollectible in the future.  Estimates are used in determining the allowance for doubtful accounts and are based on an analysis of the aging of accounts receivable, assessments of collectability based on historic trends, the financial condition of the Company’s customers and an evaluation of economic conditions.  In general, while the actual bad debt losses have historically been within the Company’s expectations and the allowances established, there can be no guarantee that the Company will continue to experience the same bad debt loss rates in the future.  As of January 31, 2010, except for those accounts provided for in the reserve for doubtful accounts, the Company knew of no situations with any of the Company’s major customers which would indicate the customer’s inability to make their required payments.

Inventories

The Company values its inventory at the lower of cost or market.  The Company’s U.S. inventory is valued using the first-in, first-out (FIFO) method.  The cost of finished goods and component inventories, held by international subsidiaries, are determined using average cost. The Company’s management regularly reviews its sales to customers and customers’ sell-through at retail to evaluate the adequacy of inventory reserves. Inventory classified as discontinued, together with the related component parts which can be assembled into saleable finished goods, is sold primarily through the Company’s outlet stores.  When management determines that finished product is unsaleable or that it is impractical to build the remaining components into watches for sale, a reserve is established for the cost of those products and components to value the inventory at the lower of cost or market.  The Company performs an annual review of its on-hand inventory to determine amounts, if any, of inventory that is deemed discontinued, excess, or unsaleable.  During the fiscal year ended January 31, 2010, the Company conducted its review and identified excess non-core components.  The Company made the decision that it was not economically prudent to invest additional cash and effort to convert these components into finished goods, and subsequently recorded a reserve of $8.8 million in cost of sales.  During the fiscal year ended January 31, 2009, the Company went through a process of scrapping unsaleable inventory and components which were reserved for and recorded as cost of sales in previous fiscal years.  During the fiscal year ended January 31, 2008, the Company conducted its review and identified excess discontinued components and watches.  In doing so, the Company made an economic decision to convert these excess quantities of discontinued inventory into cash using an independent third party.  In addition, where it was not deemed economically feasible to invest the time, effort and/or cost, the Company initiated efforts to cleanse the inventory and scrap the product.  The Company’s estimates, based on which it establishes its inventory reserves, could vary significantly, either favorably or unfavorably, from actual requirements depending on future economic conditions, customer inventory levels or competitive conditions.

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

The Company performs an impairment review of its long-lived assets once events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable in accordance with the accounting guidance for the impairment or disposal of long-lived assets.  When such a determination has been made, management compares the carrying value of the assets with their estimated future undiscounted cash flows.  If it is determined that an impairment loss has occurred, the loss is recognized during that period. The impairment loss is calculated as the difference between asset carrying values and the fair value of the long-lived assets.

During the fourth quarter of fiscal 2009, the Company determined that the carrying value of its long-lived assets with respect to certain Movado boutiques was not recoverable.  The review was performed because of the ongoing difficult economic conditions that had a negative effect on the Company’s fourth quarter ended January 31, 2009, the retail segment’s largest quarter of the year in terms of sales and profitability.  As a result, the Company recorded a non-cash pre-tax impairment charge of $4.5 million related to the write-down of property, plant and equipment.  During the fourth quarter of fiscal 2010, the Company determined that the carrying value of its long-lived assets primarily with respect to certain Movado boutiques and trade booths for the Basel fair were not recoverable.  The review was performed because of the ongoing difficult economic conditions that had a negative effect on the Company’s fourth quarter ended January 31, 2010, the retail segment’s largest quarter of the year in terms of sales and profitability.  As a result, the Company recorded a non-cash pre-tax charge of $7.6 million related to write-downs of property, plant and equipment.  These charges were calculated as the difference between the assets’ carrying values and their estimated fair value.  For the purposes of these calculations, fair value was determined using a discounted cash flow calculation.  These charges are included in the selling, general and administrative expenses in the Consolidated Statements of Income.

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

Stock-Based Compensation

On February 1, 2006, the Company adopted the accounting guidance for share-based payment, electing to use the modified prospective application transition method, and accordingly, prior period financial statements have not been restated.  Under this method, the fair value of all stock options granted after adoption and the unvested portion of previously granted awards must be recognized in the Consolidated Statements of Income.  The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of each option at the grant date which requires that certain assumptions be made.  The expected life of stock option grants is determined using historical data and represents the time period which the stock option is expected to be outstanding until it is exercised.  The risk free interest rate is the yield on the grant date of U.S. Treasury constant maturities with a maturity date closest to the expected life of the stock option.  The expected stock price volatility is derived from historical volatility and calculated based on the estimated term structure of the stock option grant.  The expected dividend yield is calculated using the expected annualized dividend which remains constant during the expected term of the option.

This accounting guidance requires that compensation expense for equity instruments be accrued based on the estimated number of instruments for which the requisite service is expected to be rendered.  Additionally, for performance based awards, compensation expense should be accrued only if it is probable that the performance condition will be achieved.  The Company reviews the estimates of forfeitures and the probability of performance conditions being achieved at each reporting period.  Any changes to compensation expense as a result of a change in these estimates are reflected in the period of change.  During fiscal years 2009 and 2010, as a result of the deteriorating global economy, it became apparent that the performance goals for certain Long Term Incentive Plan grants would not be achieved.  This resulted in the reversal of previously accrued stock-based compensation expenses of approximately $3.2 million and $0.7 million, respectively.

Income Taxes

The Company follows accounting guidance for income taxes.  Under the asset and liability method of this guidance, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax laws and tax rates in each jurisdiction where the Company operates, and applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date.  In addition, the amounts of any future tax benefits are reduced by a valuation allowance to the extent such benefits are not expected to be realized on a more-likely-than-not basis.  The Company calculates estimated income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for both book and tax purposes.

The Company adopted guidance for accounting for uncertainty in income taxes, on February 1, 2007.  This guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return.  This guidance also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions.  The Company previously recognized income tax positions based on management’s estimate of whether it was reasonably possible that a liability had been incurred for unrecognized tax benefits by applying the guidance for accounting for contingencies.

RESULTS OF OPERATIONS

The following is a discussion of the results of operations for fiscal 2010 compared to fiscal 2009 and fiscal 2009 compared to fiscal 2008 along with a discussion of the changes in financial condition during fiscal 2010.

The following are net sales by business segment (in thousands):

	Fiscal Year Ended January 31,
	2010	2009	2008
Wholesale:
United States	$139,485	$165,829	$235,093
International	155,455	205,520	231,338
Retail	83,456	89,508	93,119
Net sales	$378,396	$460,857	$559,550

The following table presents the Company’s results of operations expressed as a percentage of net sales for the fiscal years indicated:

	Fiscal Year Ended January 31,
	2010	2009	2008
	% of net sales	% of net sales	% of net sales

Net sales	100.0%	100.0%	100.0%
Gross margin	48.8%	61.8%	59.7%
Selling, general and administrative expenses	58.4%	61.1%	50.6%
Operating (loss) / income	(9.6)%	0.7%	9.1%
Other income	0.0%	0.2%	0.0%
Interest expense	1.2%	0.6%	0.6%
Interest income	0.1%	0.5%	0.8%
Provision / (benefit) for income taxes	3.6%	0.2%	(1.7)%
Noncontrolling interests	0.1%	0.1%	0.1%
Net (loss) / income attributed to Movado Group, Inc.	(14.4)%	0.5%	10.9%

Fiscal 2010 Compared to Fiscal 2009

Net Sales

Net sales in fiscal 2010 were $378.4 million, below prior year by $82.5 million or 17.9%.  Excluding $14.6 million of liquidation of excess discontinued inventory in the current period, fiscal 2010 net sales were below prior year by $97.1 million, or 21.1%.  The Company is presenting net sales excluding sales of excess discontinued inventory because the Company believes that it is useful to eliminate the effect of this item in order to improve the comparability of the Company’s results for the periods presented.  As a result of the stronger average U.S. dollar during fiscal 2010 when compared to the prior year, and the resulting translation of the international subsidiaries’ financial results, the effect of foreign currency fluctuations decreased fiscal 2010 net sales by $2.2 million when compared to the prior year.

United States Wholesale Net Sales

Net sales in fiscal 2010 in the U.S. wholesale segment were $139.5 million, representing a 15.9% decrease from prior year sales of $165.8 million.  Excluding $14.6 million of liquidation of excess discontinued inventory in the current year period, fiscal 2010 net sales were below prior year by $40.9 million, or 24.7%.  (The remaining discussion in this paragraph excludes the impact of the liquidation sales of excess discontinued inventory.)  The decrease in U.S. wholesale net sales of $40.9 million was primarily due to lower sales in the accessible luxury category of $35.6 million, or 33.4% below the prior year.  Additionally, lower sales of $6.0 million were recorded in the luxury category.  The decrease in U.S. wholesale net sales recorded in both the luxury and accessible luxury categories was primarily attributable to the unfavorable impact of the ongoing difficult U.S. economic environment.  During fiscal 2010, the Company experienced an unprecedented level of U.S. jewelry retailers closing their operations and liquidating their inventories.  As a result, the Company took actions to more closely manage its business in this environment and limit credit risks.  Additionally, during fiscal 2010 the U.S. wholesale segment experienced significant destocking by jewelry retailers as they slowed their replenishment and reduced open-to-buy levels.  Net sales in the licensed brand category were above prior year by $1.7 million.  The increase in licensed brand sales was primarily driven by the slight recovery over the prior year’s sales that were negatively affected by the downturn in the U.S. economy.  The licensed brand category has favorable pricing when compared to the luxury and the accessible luxury categories, making the licensed brand category watches more attractive to consumers who are tightly managing their spending.

International Wholesale Net Sales

Net sales in fiscal 2010 in the international wholesale segment were $155.5 million, representing a 24.4% decrease from prior year sales of $205.5 million.  The decrease in international wholesale net sales of $50.0 million was primarily due to lower sales recorded in the luxury and licensed brand categories.  Net sales in the luxury category were below prior year by $25.6 million or 47.0%.  Net sales in the licensed brand category were below prior year by $18.8 million or 17.8%.  Additionally, lower sales were also recorded in the accessible luxury category of $5.9 million, or 16.2% below the prior year.  The decrease in international wholesale net sales recorded in all watch categories was primarily attributable to the unfavorable impact of the ongoing difficult global economic environment.  In fiscal 2010, the international segment was negatively affected more so than the U.S. segment as the downturn in the global economic environment affected the Company’s sales in the U.S. in fiscal 2009 and did not have a major effect on other markets such as Europe and the Middle East until fiscal 2010.  As a result of the stronger average U.S. dollar during fiscal 2010 when compared to the prior year, and the resulting translation of the international subsidiaries’ financial results, the effect of foreign currency fluctuations decreased net sales for fiscal 2010 by $2.2 million when compared to the prior year.

Retail Net Sales

Net sales in fiscal 2010 in the retail segment were $83.5 million, representing a 6.8% decrease from prior year sales of $89.5 million.  The decrease in retail net sales was the result of lower sales in the Movado boutiques.  Net sales in the Movado boutiques were below prior year by 17.9%.  The decrease in sales was driven by a decline in comparable store sales of 15.0%, primarily attributable to the unfavorable impact of the ongoing difficult U.S. economic environment.  Net sales in the outlet stores were relatively flat year-over-year.  The Company operated 31 outlet stores and 27 Movado boutiques as of January 31, 2010, compared to 32 outlet stores and 29 Movado boutiques as of January 31, 2009.

The Company considers comparable store sales to be sales of stores that were open as of February 1st of the last fiscal year through January 31st of the current fiscal year.  The Company had 27 comparable Movado boutiques and 30 comparable outlet stores for the year ended January 31, 2010.  The sales from stores that have been relocated, renovated or refurbished are included in the calculation of comparable store sales.  The method of calculating comparable store sales varies across the retail industry.  As a result, the calculation of comparable store sales may not be the same as measures reported by other companies.

Gross Profit

Gross profit for fiscal 2010 was $184.5 million or 48.8% of net sales as compared to $284.9 million or 61.8% of net sales in the prior year.  The decrease in gross profit of $100.4 million was primarily attributable to the lower sales volume as well as an overall decrease in the brand and business gross margin percentage.  The gross margin percentage was unfavorably impacted by approximately 285 basis points resulting from a shift in channel and product mix as a result of the global economic recession.  The gross margin percentage in fiscal 2010 was also unfavorably impacted by 260 basis points resulting from the $14.6 million of sales of excess discontinued inventory.  In addition, both the gross profit as well as the gross margin percentage were unfavorably impacted by currency effects and overhead absorption.  As a result of the weaker U.S. dollar compared to the prior year period, fewer net favorable currency benefits were recorded year-over-year related to the Company’s natural hedge.  This change was primarily attributable to reductions of inventory purchases in Switzerland and resulted in a 210 basis point decline in gross margin percentage.  The unfavorable overhead absorption is primarily attributed to abnormally low production levels associated with the decline in sales volume without a corresponding decrease in overhead expenses, which unfavorably impacted the gross margin percentage by approximately 180 basis points.  In addition, in the fourth quarter of fiscal 2010, the Company conducted its annual review of inventory and identified excess non-core components and made the decision that it was not economically prudent to invest additional cash and effort to convert these components into finished goods.  As a result, the Company recorded a non-cash inventory reserve that negatively affected gross margin by 240 basis points.

Selling, General and Administrative

SG&A expenses for fiscal 2010 were $221.0 million as compared to $281.6 million in the prior year, representing a decrease of $60.6 million or 21.5%.  The decrease in SG&A expenses was primarily the result of the Company’s initiatives to streamline operations and reduce expenses, which included lower marketing expenses for fiscal 2010 of $24.7 million, lower payroll and related expenses of $12.9 million which were primarily the result of headcount reductions, lower expenses in the retail segment of $6.9 million due in part to the closing of three stores and lower travel and related expenses of $2.8 million.  SG&A expenses in the prior year period included $11.1 million of severance related costs associated with the implementation of the Company’s initiatives to streamline operations and reduce expenses.  The expense savings were partially offset by an increase in asset write-downs of $3.1 million when compared to the prior year period.  In fiscal 2010, the Company recorded a non-cash charge of $7.6 million associated with the write-down of long-lived assets primarily related to certain Movado boutique locations and trade booths for the Basel Fair.  This compared to a non-cash charge of $4.5 million recorded in fiscal 2009 for the write-down of long-lived assets associated with certain Movado boutique locations.  Additionally, as a result of the stronger average U.S. dollar during fiscal 2010 compared to the prior year, and the resulting translation of the international subsidiaries’ financial results, the effect of foreign currency fluctuations favorably impacted SG&A expenses for fiscal 2010 by $1.2 million when compared to the prior year.

Wholesale Operating (Loss) / Income

Operating loss of $32.8 million was recorded in the wholesale segment in fiscal 2010, compared to an operating income of $8.7 million recorded in fiscal 2009.  The decrease in profit was the net result of a reduction in gross profit of $94.9 million, partially offset by the decrease in SG&A expenses of $53.4 million.  The reduction in gross profit of $94.9 million was primarily the result of the decrease in sales volume year-over-year, as well as the negative effects of channel and product mix, foreign currency, overhead absorption and inventory reserves.  The decrease in SG&A expenses of $53.4 million was driven by lower marketing expenses for fiscal 2010 of $23.8 million, lower payroll and related expenses of $12.9 million and lower travel and related expenses of $2.8 million.  SG&A expenses in the prior year period included $11.1 million of severance related costs associated with the implementation of the Company’s initiatives to streamline operations and reduce expenses.  The expense savings were partially offset by asset write-downs of $2.5 million that were recorded in the current year period.  Additionally, as a result of the stronger average U.S. dollar during fiscal 2010 compared to the prior year, and the resulting translation of the international subsidiaries’ financial results, the effect of foreign currency fluctuations favorably impacted SG&A expenses for fiscal 2010 by $1.2 million when compared to the prior year.

Retail Operating (Loss) / Income

Operating loss of $3.6 million was recorded in the retail segment in fiscal 2010 compared to an operating loss of $5.3 million recorded for fiscal 2009.  The $1.7 million decrease in loss was the result of a reduction in SG&A expenses of $7.2 million, partially offset by a reduction in gross profit of $5.5 million.  The decrease in SG&A expenses was primarily the result of the Company’s initiatives to streamline operations and reduce expenses and the closing of three stores that were open during the prior year period.  Included in SG&A expenses are non-cash charges of $5.1 million and $4.5 million for the impairment of assets associated with certain Movado boutique locations for fiscal years 2010 and 2009, respectively.  The decrease in gross profit was primarily attributable to lower gross margin percentage achieved, as well as lower sales volume, year-over-year.  The lower gross profit percentage was primarily the result of in-store promotions in effect during fiscal 2010.  The lower sales volume was primarily the result of the ongoing difficult U.S. economic environment.

Interest Expense

Interest expense for fiscal 2010 was $4.5 million as compared to $2.9 million in the prior year period.  The increase in interest expense was primarily the result of expenses and fees associated with the refinancing and repayment of the Company’s former credit and note agreements recorded in fiscal 2010, which included a non-cash pre-tax charge of $0.2 million related to the write-off of unamortized deferred financing costs and a pre-tax charge of $1.1 million for fees due to the former lenders.  Also contributing to the increase in interest expense was an increase in recognized deferred financing costs associated with the Company’s new line of credit, partially offset by reduced interest recorded pursuant to the Company’s borrowing facilities, primarily due to lower average borrowings outstanding year-over-year.

For borrowings data for the years ended January 31, 2010 and 2009, see Note 4 to the Consolidated Financial Statements.

Interest Income

Interest income was $0.1 million for fiscal 2010 as compared to $2.1 million for the prior year.  The lower interest income primarily resulted from less average cash invested year-over-year.

Other Income

The Company recorded other income for fiscal 2009 of $0.7 million resulting from a pre-tax gain on the collection of life insurance proceeds from policies covering the Company’s former Chairman.  The Company did not record other income in fiscal 2010.

Income Taxes

Income taxes recorded for the twelve months ended January 31, 2010 was an expense of $13.5 million, compared to an expense of $0.7 million recorded for the twelve months ended January 31, 2009.  The tax recorded for fiscal 2010 resulted in a -33.2% effective tax rate.

The Company bases its estimate of deferred tax assets and liabilities on current tax laws and rates as well as expected future income.  The realization of deferred tax assets depends on the Company’s ability to generate future income.  Under U.S. GAAP, deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more-likely-than-not that all or some portion or all of the deferred tax assets will not be realized.  In the third quarter of fiscal 2010, the Company determined that it was appropriate to record a full valuation allowance against its net deferred tax assets in the U.S., primarily due to the Company’s U.S. loss position in recent years.  Under current circumstances, expected future income is not sufficient to overcome such negative evidence, and although the Company may ultimately utilize the underlying tax benefits within the statutory limits, in fiscal 2010, the Company recognized a non-cash deferred tax expense of $21.4 million, and has not recognized any tax benefit on the net increase in deductible temporary differences during fiscal 2010.  Management will continue to evaluate the appropriate level of allowance on all deferred tax assets, considering such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax and business strategies that could potentially enhance the likelihood of realization of the deferred tax assets.  In addition, the Company recorded a tax benefit of $8.0 million in fiscal 2010 as a result of a change in tax laws which increased the net operating loss carryback period to five years.

The tax expense recorded for fiscal 2009 resulted in a 22.4% effective tax rate which included tax accrued on the future repatriation of foreign earnings of $7.4 million somewhat offset by a release of valuation allowances on foreign tax losses of $3.0 million.

Net (Loss) / Income

For fiscal 2010, the Company recorded a net loss of $54.6 million compared to net income of $2.3 million for the prior year.

Fiscal 2009 Compared to Fiscal 2008

Net Sales

Net sales in fiscal 2009 were $460.9 million, below prior year by $98.7 million or 17.6%.  For fiscal 2008, liquidation sales of excess discontinued inventory were $31.1 million.  In addition, net sales in fiscal 2008 included a one-time charge of $15.0 million related to estimated future sales returns associated with the streamlining of the Movado brand wholesale distribution in the U.S. which consisted of the reduction of approximately 1,400 wholesale customer doors.  Excluding the liquidation of excess discontinued inventory and the charge for the reduction of wholesale customer doors in fiscal 2008, fiscal 2009 net sales were below prior year by $82.6 million, or 15.2%.  The Company is presenting net sales excluding sales of excess discontinued inventory and the charge for the reduction of wholesale customer doors because the Company believes that it is useful to eliminate the effect of these items in order to improve the comparability of the Company’s results for the periods presented.  As a result of the weaker average U.S. dollar during fiscal 2009 when compared to the prior year, and the resulting translation of the international subsidiaries’ financial results, the effect of foreign currency translation increased fiscal 2009 net sales by $7.6 million when compared to the prior year.

United States Wholesale Net Sales

Net sales in fiscal 2009 in the U.S. wholesale segment were $165.8 million, representing a 29.5% decrease from prior year sales of $235.1 million.  For fiscal 2008, liquidation sales of excess discontinued inventory in the U.S. wholesale segment were $14.2 million.  In addition, net sales in fiscal

2008 included a one-time charge of $15.0 million related to estimated future sales returns associated with the streamlining of the Movado brand wholesale distribution in the U.S. which consisted of the reduction of wholesale customer doors.  Excluding the liquidation of excess discontinued inventory and the charge for the reduction of the wholesale customer doors in fiscal 2008, fiscal 2009 net sales were below prior year by $70.1 million, or 29.7%.  (The remaining discussion in this paragraph excludes the impact of the liquidation sales of excess discontinued inventory and the charge for the reduction of wholesale customer doors in fiscal 2008.)  The decrease in U.S. wholesale net sales of $70.1 million was primarily due to lower sales in the accessible luxury category of $62.7 million, or 37.0% below the prior year.  Additionally, lower sales were recorded in the luxury category of $7.1 million.  The lower sales recorded in both the luxury and accessible luxury categories are primarily attributable to the unfavorable impact of the deteriorating global economy.  Sales in the licensed brand category were above prior year by $1.6 million.  The increase in licensed brand sales was primarily driven by market expansion and growth in the newer licensed brands.

International Wholesale Net Sales

Net sales in fiscal 2009 in the international wholesale segment were $205.5 million, representing an 11.2% decrease from prior year sales of $231.3 million.  For fiscal 2008, liquidation sales of excess discontinued inventory in the international wholesale segment were $16.9 million.  Excluding the liquidation of excess discontinued inventory in fiscal 2008, fiscal 2009 net sales were below prior year by $8.9 million, or 4.1%.  (The remaining discussion in this paragraph excludes the impact of the liquidation sales of excess discontinued inventory in fiscal 2008.)  The decrease in international net sales of $8.9 million was primarily due to lower sales in the luxury category of $9.6 million or 15.0% below the prior year.  Lower sales were also recorded in the accessible luxury category of $8.9 million or 19.6%.  The lower sales recorded in both the luxury and accessible luxury categories are primarily attributable to the unfavorable impact of the deteriorating global economy.  Net sales in the licensed brand category were above prior year by $9.3 million or 9.6%.  This increase was primarily the result of international market expansion as well as growth in the newer licensed brands.  As a result of the weaker average U.S. dollar during fiscal 2009 when compared to the prior year, and the resulting translation of the international subsidiaries’ financial results, the effect of foreign currency translation increased net sales for fiscal 2009 by $7.6 million when compared to the prior year.

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

Gross Profit

Gross profit for fiscal 2009 was $284.9 million or 61.8% of net sales as compared to $334.0 million or 59.7% of net sales in the prior year.  The decrease in gross profit of $49.1 million was primarily the result of the decrease in sales volume.  The gross margin percentage was negatively impacted in fiscal 2008 by the liquidation sales of excess discontinued inventory, which resulted in an approximate

350 basis point decline in gross margin percentage.  When compared to fiscal 2008, the fiscal 2009 gross margin percentage was unfavorably impacted by the mix of sales by business as the high margin accessible luxury category represented a lower percentage of total sales year-over-year, as well as lower margins in the Movado boutiques resulting from in-store promotions in effect during the fourth quarter of fiscal 2009.

Selling, General and Administrative

SG&A expenses for fiscal 2009 were $281.6 million as compared to $283.2 million in the prior year. The decrease of $1.6 million or 0.6% was driven by lower performance-based compensation expense of $11.7 million which was the result of paying no bonuses for fiscal 2009 as well as the reversal of previously accrued performance-based grants.  Expense reductions were also recorded as a result of the Company’s initiatives to streamline operations and reduce expenses.  These included lower marketing expenses in fiscal 2009 of $7.8 million, a reduction of discretionary spending on consulting and other outside services of $2.5 million, lower payroll and related expenses of $2.3 million, primarily the result of headcount reductions, and lower travel and related expenses of $1.1 million.  These expense savings in fiscal 2009 were offset by $11.1 million of severance related costs associated with the Company’s expense reduction initiatives and a restructuring of certain benefit arrangements, the unfavorable impact of foreign exchange from translating the European subsidiaries’ financial results of $5.0 million, increased expenses of $2.1 million in the Company’s growing joint venture operations in Europe and higher provisions for bad debt of $0.9 million.  In addition, the Company recorded a non-cash charge of $4.5 million in fiscal 2009 for the impairment of long-lived assets associated with five Movado boutique locations.

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

Income Taxes

Income taxes recorded for the twelve months ended January 31, 2009 was an expense of $0.7 million, compared to a benefit of $9.5 million recorded for the twelve months ended January 31, 2008.  The tax recorded for fiscal 2009 resulted in a 22.4% effective tax rate which included tax accrued on the future repatriation of foreign earnings of $7.4 million somewhat offset by a release of valuation allowances on foreign tax losses of $3.0 million.  The tax on income for fiscal 2008 was the net result of an effective tax rate on base business operations of 20.6%, which was more than offset by the recognition of a $12.5 million previously unrecognized tax benefit as a result of the effective settlement of the IRS audit (see Note 7 to the Consolidated Financial Statements). The tax on income was also favorably impacted by the Company’s expected utilization of a greater portion of its net operating loss carryforwards.

Net Income

For fiscal 2009, the Company recorded net income of $2.3 million as compared to $60.8 million for the prior year.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2010, the Company had $71.0 million of cash and cash equivalents as compared to $86.6 million at the end of the prior year.

Cash generated by operating activities was $34.7 million for fiscal 2010, compared to cash used by operating activities of $20.9 million in fiscal 2009.  The cash generated by operating activities for fiscal 2010 was primarily the result of decreases in inventory, reflecting the Company’s initiatives to reduce inventory, and accounts receivable due to lower sales volume year-over-year.  The cash used by operating activities for fiscal 2009 was primarily due to increases in inventory, partially offset by a decrease in accounts receivable.  Cash generated by operating activities in fiscal 2008 was $83.6 million which was driven by net income of $61.4 million.  Historically, cash generated by operating activities has been the Company’s primary source of cash to fund its growth initiatives, pay down debt and to pay dividends, and the Company expects to rely on cash generated by operating activities, together with borrowings under the Amended Loan Agreement, to fund such activities during fiscal 2011.

Accounts receivable at January 31, 2010 were $67.2 million as compared to $76.7 million in the comparable prior year period.   Foreign currency translation had the effect of increasing the accounts receivable at January 31, 2010 by $3.2 million.  The decrease in receivables is attributed to the effect of a lower sales volume due to the ongoing difficult global economic environment.  The accounts receivable days outstanding were 63 days and 71 days for the fiscal years ended January 31, 2010 and 2009, respectively.  This change was the result of the Company’s efforts to focus on cash flow and tightly manage customers with credit risk.

Inventories at January 31, 2010 were $204.1 million as compared to $228.9 million in the comparable prior year period.  Foreign currency translation had the effect of increasing the value of the inventory at January 31, 2010 by $12.2 million.  As a result of the deteriorating economic conditions over the past eighteen months, the Company has taken actions to curtail inventory purchases and reduce inventory levels, including the liquidation of excess non-core inventory.  Additionally, in the fourth quarter of fiscal 2010, the Company conducted its annual review of inventory and identified excess non-core components and made the decision that it was not economically prudent to invest additional cash and effort to convert these components into finished goods.  As a result, the Company recorded a non-cash inventory reserve of $8.8 million.

Cash used in investing activities amounted to $5.5 million, $22.5 million and $28.0 million in fiscal 2010, 2009 and 2008, respectively.  Cash used in investing activities for each of these three years was primarily related to the acquisition of computer hardware and software, renovations and expansions of the Company’s retail stores and other fixed asset additions for facility related automation and improvements.  During fiscal years 2009 and 2008, the acquisition of computer hardware and software included $9.2 million and $7.6 million, respectively, related to the development and implementation of the new enterprise resource planning system from SAP.  In fiscal 2010, the Company reduced its capital spending due to the completion of the SAP implementation and initiatives the Company put in place to respond to the economic environment.  In fiscal 2009, the use of cash was partially offset by the collection of life insurance proceeds from policies covering the Company’s former Chairman.

Cash used in financing activities for the years ended January 31, 2010, 2009 and 2008 amounted to $52.3 million, $39.9 million and $29.6 million, respectively.  For fiscal 2010, the cash used was primarily to pay down debt.  For fiscal 2009, the cash used was primarily to repurchase stock and pay dividends.  For fiscal 2008, the cash used was primarily to pay down long-term debt and to pay dividends.

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

Availability under the Facility is determined by reference to a borrowing base which is based on the sum of a percentage of eligible accounts receivable and eligible inventory of the Borrowers.  $10.0 million in availability is blocked until the date (the “Block Release Date”) on which the Borrowers have achieved for a four fiscal quarter period a consolidated fixed charge coverage ratio of at least 1.25 to 1.0 and have domestic EBITDA greater than $10.0 million.  The availability block must remain in place for at least one year. The amount of the availability block will be reduced by the amount by which the borrowing base exceeds $55.0 million, up to a maximum reduction of $5.0 million.  Availability under the Facility may be further reduced by certain reserves established by the Agent in its good faith credit judgment.

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

Prior to the Block Release Date, if borrowing availability is less than $10.0 million (which threshold may be reduced to the extent the borrowing base exceeds $55.0 million, up to a maximum $5.0 million reduction), Borrowers will be subject to a minimum EBITDA covenant.  After the Block Release Date, Borrowers will be subject to a minimum EBITDA covenant if borrowing availability is less than $15.0 million.  As of January 31, 2010, the Borrowers were not subject to the minimum EBITDA covenant.

In addition, after the Block Release Date, if borrowing availability is less than $15.0 million, Borrowers will be subject to a minimum fixed charge coverage ratio.

Finally, the Borrowers’ deposit accounts will be subject to cash dominion prior to the Block Release Date if borrowing availability is less than $7.5 million, but such threshold may be reduced to the extent the borrowing base exceeds $55.0 million, up to a maximum $5.0 million reduction.  After the Block Release Date, cash dominion will be imposed if borrowing availability is less than $15.0 million.  As of January 31, 2010, the Borrowers were not subject to cash dominion nor do the Borrowers expect to be subject to such a requirement in the foreseeable future.

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

On June 5, 2009, $40.0 million in loans were drawn under the Facility, which were used, in part, to repay amounts outstanding under the Company’s former U.S. credit facility with JPMorgan Chase Bank, N.A. (“JPM Chase”) (the “Former US Facility”), which was terminated.  In addition, approximately $1.5 million in letters of credit were issued, which were used to backstop letters of credit and other obligations outstanding in connection with the Former US Facility.  As of January 31, 2010, total availability under the Facility, giving effect to the availability block, the $10.0 million outstanding under the Facility and the letters of credit, was $30.5 million.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. As of January 31, 2010 and 2009, these lines of credit totaled 10.0 million Swiss francs and 8.0 million Swiss francs, respectively, with dollar equivalents of $9.5 million and $6.9 million, respectively.  As of January 31, 2010 and 2009, there were no borrowings against these lines.  As of January 31, 2010, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $1.6 million in various foreign currencies.

On April 9, 2009, the Company announced that its Board of Directors decided to discontinue the quarterly cash dividend.  This decision was based on the Company’s desire to retain capital during the current challenging economic environment.  Under the Amended Loan Agreement, dividends are prohibited until certain financial performance measures are achieved.  In that event, the Board of Directors will evaluate the reinstitution of a quarterly dividend assuming the Company has returned to an appropriate level of profitability.  The Company paid a cash dividend of $0.05 per share, or approximately $1.2 million, for the year ended January 31, 2010 (which was declared in the prior year); $0.24 per share, or approximately $5.9 million, for the year ended January 31, 2009 and $0.32 per share, or approximately $8.3 million, for the year ended January 31, 2008.

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

On April 15, 2008, the Board of Directors authorized a program to repurchase up to one million shares of the Company’s common stock.  Under this authorization, the Company has the option to repurchase shares over time, with the amount and timing of repurchases depending on market conditions and corporate needs.  The Company entered into a Rule 10b5-1 plan to facilitate repurchases of its shares under this authorization.  A Rule 10b5-1 plan permits a company to repurchase shares at times when it might otherwise be prevented from doing so, provided the plan is adopted when the company is not aware of material non-public information.  The Company may suspend or discontinue the repurchase of stock at any time.  Under this share repurchase program, as of January 31, 2009, the Company had repurchased a total of 937,360 shares of common stock in the open market during the first and second quarters of fiscal 2009 at a total cost of approximately $19.5 million or $20.79 per share.  During the twelve months ended January 31, 2010, the Company did not repurchase shares of common stock under this plan.

At January 31, 2010, the Company had working capital of $321.9 million as compared to $306.2 million in the prior year.  The Company defines working capital as the difference between current assets and current liabilities.  The increase in working capital was primarily attributed to a decrease in the current portion of long-term debt as the Company paid down its former debt upon entering the Original Loan Agreement.  This was partially offset by decreases in cash, accounts receivable and inventory.

The Company expects that annual capital expenditures in fiscal 2011 will be approximately $10.0 million as compared to $4.9 million in fiscal 2010.  The Company plans to spend approximately $2.0 million in fiscal 2011 for the completion of the SAP implementation in connection with its after sales service activities.  The remainder of the capital spending will primarily be for projects in the ordinary course of business including facilities’ improvements, other computer hardware and software upgrades and tooling costs.  The Company has the ability to manage a portion of its capital expenditures on discretionary projects.  Management believes that the cash on hand in addition to the expected cash flow from operations and the Company’s short-term borrowing capacity will be sufficient to meet its working capital needs for at least the next twelve months.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Payments due by period (in thousands):

	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Contractual Obligations:
Debt Obligations (1)	$10,000	$-	$10,000	$-	$-
Operating Lease Obligations (2)	71,547	14,893	25,652	15,625	15,377
Purchase Obligations (3)	20,043	20,043	-	-	-
Other Long-Term Obligations (4)	87,669	18,667	37,527	29,195	2,280
Total Contractual Obligations	$189,259	$53,603	$73,179	$44,820	$17,657

(1) The Company has debt obligations (excluding interest payments that are variable in nature) further discussed in “Liquidity and Capital Resources.”
(2) Includes store operating leases, which generally provide for payment of direct operating costs in addition to rent.  These obligation amounts include future minimum lease payments and exclude direct operating costs.
(3) The Company had outstanding purchase obligations with suppliers at the end of fiscal 2010 for raw materials, finished watches, jewelry and packaging in the normal course of business.   These purchase obligation amounts do not represent total anticipated purchases but represent only amounts to be paid for items required to be purchased under agreements that are enforceable, legally binding and specify minimum quantity, price and term.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2010, new accounting guidance was issued related to subsequent events.  This guidance amended guidance previously issued in May 2009 regarding subsequent events and states that an entity that is a SEC filer is no longer required to disclose the date through which subsequent events have been evaluated.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010, new accounting guidance was issued related to improving disclosures about fair value measurements.  This guidance states that a separate disclosure is required for significant transfers in and out of Level 1 and Level 2 fair value measurements and for purchases, sales, issuances and settlements for Level 3 fair value measurements.  This guidance is effective for financial statements issued for interim and annual periods beginning after December 15, 2009.  The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

In January 2010, new accounting guidance was issued related to accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary.  An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary.  Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value.  The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated.  This guidance is effective for periods ending after December 15, 2009.  The adoption of this guidance did not have an impact on the consolidated financial statements of the Company as its ownership interest in its subsidiaries have not changed.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Foreign Currency Exchange Rate Risk

The Company’s primary market risk exposure relates to foreign currency exchange risk (see Note 5 to the Consolidated Financial Statements).  A significant portion of the Company’s purchases are denominated in Swiss francs.  The Company reduces its exposure to the Swiss franc exchange rate risk through a hedging program.  Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets.  In the event these exposures do not offset, the Company uses various derivative financial instruments to further reduce the net exposures to currency fluctuations, predominately forward and option contracts.  When entered into, the Company designates and documents these derivative instruments as a cash flow hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions.  Changes in the fair value of a derivative that is designated and documented as a cash flow hedge and is highly effective, are recorded in other comprehensive income until the underlying transaction affects earnings, and then are later reclassified into earnings in the same account as the hedged transaction.  The earnings impact is partially offset by the effects of currency movements on the underlying hedged transactions.  If the Company does not engage in a hedging program, any change in the Swiss franc to local currency would have an equal effect on the Company’s cost of sales.

The Company uses forward exchange contracts to offset its exposure to certain foreign currency liabilities. These forward contracts are not qualified hedges and, therefore, changes in the fair value of these derivatives are recognized into earnings, thereby offsetting the current earnings effect of the related foreign currency liabilities.

As of January 31, 2010, the Company’s entire net forward contracts hedging portfolio consisted of 54.0 million Swiss francs equivalent for various expiry dates ranging through July 20, 2010 compared to a portfolio of 54.0 million Swiss francs equivalent for various expiry dates ranging through July 17, 2009 as of January 31, 2009.  If the Company were to settle its Swiss franc forward contracts at January 31, 2010, the net result would be a loss of $1.3 million, net of tax benefit of $0.8 million.  The Company had no Swiss franc option contracts related to cash flow hedges as of January 31, 2010 and January 31, 2009, respectively.

The Company’s Board of Directors authorized the hedging of the Company’s Swiss franc denominated investment in its wholly-owned Swiss subsidiaries using purchase options under certain limitations. These hedges are treated as net investment hedges under the relevant accounting guidance regarding derivative instruments.  As of January 31, 2010 and 2009, the Company did not hold a purchased option hedge portfolio related to net investment hedging.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices, primarily related to gold used in the manufacturing of the Company’s watches.  Under a hedging program, the Company can purchase various commodity derivative instruments, primarily future contracts.  These derivatives are documented as qualified cash flow hedges, and gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases.  The Company did not hold any futures contracts in its gold hedge portfolio related to cash flow hedges as of January 31, 2010 and 2009, thus any changes in the gold price will have an equal effect on the Company’s cost of sales.

Debt and Interest Rate Risk

In addition, the Company has certain debt obligations with variable interest rates, which are based on LIBOR plus a fixed additional interest rate.  The Company does not hedge these interest rate risks.  The Company believes that a 1% change in interest rates would affect the Company’s net income by approximately $0.1 million.  For additional information concerning potential changes to future interest obligations, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

The Company’s Chief Executive Officer and Chief Financial Officer have furnished the Sections 302 and 906 certifications required by the U.S. Securities and Exchange Commission in this annual report on Form 10-K.  In addition, the Company’s Chief Executive Officer certified to the NYSE in June 2009 that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards.

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

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is included in the Company’s Proxy Statement for the 2010 annual meeting of shareholders under the captions “Election of Directors” and “Management” and is incorporated herein by reference.

Information on the beneficial ownership reporting for the Company’s directors and executive officers is contained in the Company’s Proxy Statement for the 2010 annual meeting of shareholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Information on the Company’s Audit Committee and Audit Committee Financial Expert is contained in the Company’s Proxy Statement for the 2010 annual meeting of shareholders under the caption “Information Regarding the Board of Directors and Its Committees” and is incorporated herein by reference.

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

Item 11.  Executive Compensation

The information required by this item is included in the Company’s Proxy Statement for the 2010 annual meeting of shareholders under the captions “Executive Compensation” and “Compensation of Directors” and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included in the Company’s Proxy Statement for the 2010 annual meeting of shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this item is included in the Company’s Proxy Statement for the 2010 annual meeting of shareholders under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item is included in the Company’s Proxy Statement for the 2010 annual meeting of shareholders under the caption “Fees Paid to PricewaterhouseCoopers LLP” and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)         Documents filed as part of this report

1.      Financial Statements:

See Financial Statements Index on page 51 included in Item 8 of Part II of this annual report.

2.      Financial Statement Schedule:

Schedule II                                                   Valuation and Qualifying Accounts and Reserves

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

3.      Exhibits:

Incorporated herein by reference is a list of the Exhibits contained in the Exhibit Index on pages 57 through 63 of this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOVADO GROUP, INC. (Registrant)
Dated: April 1, 2010	By:	/s/ Efraim Grinberg
Efraim Grinberg
Chairman of the Board of Directors
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: April 1, 2010	/s/ Efraim Grinberg
Efraim Grinberg
Chairman of the Board of Directors
and Chief Executive Officer

Dated: April 1, 2010	/s/ Richard J. Coté
Richard J. Coté
President and
Chief Operating Officer

Dated: April 1, 2010	/s/ Sallie A. DeMarsilis
Sallie A. DeMarsilis
Senior Vice President, Chief Financial Officer
and Principal Accounting Officer

Dated: April 1, 2010	/s/ Margaret Hayes Adame
Margaret Hayes Adame
Director

Dated: April 1, 2010	/s/ Alan H. Howard
Alan H. Howard
Director

Dated: April 1, 2010	/s/ Richard D. Isserman
Richard D. Isserman
Director

Dated: April 1, 2010	/s/ Nathan Leventhal
Nathan Leventhal
Director

Dated: April 1, 2010	/s/ Donald Oresman
Donald Oresman
Director

Dated: April 1, 2010	/s/ Leonard L. Silverstein
Leonard L. Silverstein
Director

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Restated By-Laws of the Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 8, 2008.

3.2
Restated Certificate of Incorporation of the Registrant as amended. Incorporated herein by reference to Exhibit 3(i) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 1999.

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

10.2
License agreement dated January 1, 1992, between The Hearst Corporation and the Registrant, as amended on January 17, 1992. Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-666000).

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

Exhibit
Number	Description

10.5
Lease dated August 10, 1994 between Rockefeller Center Properties, as landlord and SwissAm, Inc., as tenant for space at 630 Fifth Avenue, New York, New York. Incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994.

10.6
License Agreement dated December 9, 1996 between the Registrant and Coach, a division of Sara Lee Corporation.  Incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 1997.

10.7
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

10.8
Amendment Number 2 dated as of September 1, 1999 to the December 9, 1996 License Agreement between Coach, a division of Sara Lee Corporation, and the Registrant.  Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1999.

10.9
Severance Agreement dated December 15, 1999, and entered into December 16, 1999 between the Registrant and Richard J. Coté. Incorporated herein by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2000. *

10.10
Lease made December 21, 2000 between the Registrant and Mack-Cali Realty, L.P. for premises in Paramus, New Jersey together with First Amendment thereto made December 21, 2000.  Incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2000.

10.11
Lease Agreement dated May 22, 2000 between Forsgate Industrial Complex and the Registrant for premises located at 105 State Street, Moonachie, New Jersey.  Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2000.

Exhibit
Number	Description

10.12
Second Amendment of Lease dated July 26, 2001 between Mack-Cali Realty, L.P., as landlord, and Movado Group, Inc., as tenant, further amending lease dated as of December 21, 2000. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended October 31, 2001.

10.13
Third Amendment of Lease dated November 6, 2001 between Mack-Cali Realty, L.P., as lessor, and Movado Group, Inc., as lessee, for additional space at Mack-Cali II, One Mack Drive, Paramus, New Jersey. Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended October 31, 2001.

10.14
Amendment Number 2 to Registrant’s 1996 Stock Incentive Plan dated March 16, 2001. Incorporated herein by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2002.*

10.15
Amendment Number 3 to Registrant’s 1996 Stock Incentive Plan approved June 19, 2001. Incorporated herein by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2002.*

10.16
Amendment Number 3 to License Agreement dated December 9, 1996, as previously amended, between the Registrant, Movado Watch Company S.A. and Coach, Inc., dated as of January 30, 2002. Incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2002.

10.17
Endorsement Agreement dated as of April 4, 2003 between the Registrant and The Grinberg Family Trust. Incorporated herein by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2003.

Exhibit
Number	Description

10.18
Employment Agreement dated August 27, 2004 between the Registrant and Mr. Eugene J. Karpovich. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2004. *

10.19
Employment Agreement dated August 27, 2004 between the Registrant and Mr. Timothy F. Michno. Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2004. *

10.20
Master Credit Agreement dated August 17, 2004 and August 20, 2004 between MGI Luxury Group S.A. and UBS AG. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.

10.21
Fifth Amendment of Lease dated October 20, 2003 between Mack-Cali Realty, L.P. as landlord, and the Registrant as tenant further amending the lease dated as of December 21, 2000. Incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2004.

10.22
Registrant’s 1996 Stock Incentive Plan, amended and restated as of April 8, 2004.  Incorporated herein by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2005.*

10.23
License Agreement entered into December 15, 2004 between MGI Luxury Group S.A. and HUGO BOSS Trade Mark Management GmbH & Co.  Incorporated herein by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2005.

10.24
License Agreement entered into November 21, 2005 by and between the Registrant, Swissam Products Limited and L.C. Licensing, Inc.  Incorporated herein by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2006.

Exhibit
Number	Description

10.25
License Agreement effective March 27, 2006 between MGI Luxury Group S.A. and Lacoste S.A., Sporloisirs S.A. and Lacoste Alligator S.A.  Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2006.

10.26
Third Amendment to License Agreement dated as of January 1, 1992 between the Registrant and Hearst Magazines, a Division of Hearst Communications, Inc., effective February 15, 2007. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.

10.27
Amendment Number 5 to License Agreement dated December 9, 1996 between the Registrant and Coach, Inc., effective March 9, 2007. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.

10.28
First Amendment dated as of February 27, 2009 to Lease dated May 22, 2000 between Forsgate Industrial Complex as Landlord and Movado Group, Inc. as Tenant for the premises known as 105 State Street, Moonachie, New Jersey.

10.29
Amendment Number 1 to the April 8, 2004 Amendment and Restatement of the Movado Group, Inc. 1996 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2008. *

10.30
Movado Group, Inc. Amended and Restated Deferred Compensation Plan for Executives, effective January 1, 2008. Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2008. *

10.31
Transition and Retirement Agreement dated as of December 19, 2008 by and between the Registrant and Gedalio Grinberg. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 23, 2008. *

Exhibit
Number	Description

10.32
Joint Venture Agreement dated May 11, 2007 by and between Swico Limited, Movado Group, Inc. and MGS Distribution Limited. Incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2009.

10.33
Pledge Agreement, dated as of June 5, 2009, by Movado Group, Inc. and Movado Group Delaware Holdings Corporation in favor of Bank of America, N.A., as agent. Incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed June 9, 2009.

10.34
Patent and Trademark Security Agreement dated as of June 5, 2009, by Movado Group, Inc. and Movado LLC in favor of Bank of America, N.A., as agent. Incorporated herein by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed June 9, 2009.

10.35
Amended and Restated Loan and Security Agreement, dated as of July 17, 2009, by and among Movado Group, Inc., Movado Group Delaware Holdings Corporation, Movado Retail Group, Inc. and Movado LLC, as Borrowers, Bank of America, N.A. and Bank Leumi USA, as lenders, and Bank of America, N.A., as agent. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 23, 2009.

10.36	Movado Group, Inc. Executive Performance Share Program. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009. *

10.37
Movado Group, Inc. Executive Performance Share Program Form of Award Agreement. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009. *

Exhibit
Number	Description

10.38
Amendment Number 2 to Movado Group, Inc. 1996 Stock Incentive Plan as Amended and Restated as of April 8, 2004. Incorporated herein by reference to Annex A to the Registrant’s Definitive Proxy Statement filed with the SEC on May 8, 2009.*

10.39
Amendment Number 6 to License Agreement dated December 9, 1996 between the Registrant and Coach, Inc. effective June 4, 2009. Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009.

10.40
Amendment Number 7 to License Agreement dated December 9, 1996 between the Registrant and Coach, Inc. effective June 4, 2009. Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009.

10.41
Amended and Restated License Agreement among Tommy Hilfiger Licensing LLC, Movado Group, Inc. and Swissam Products Limited, dated as of September 16, 2009. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2009.

21.1	Subsidiaries of the Registrant.**

23.2	Consent of PricewaterhouseCoopers LLP.**

31.1	Certification of Chief Executive Officer.**

31.2	Certification of Chief Financial Officer.**

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

* Constitutes a compensatory plan or arrangement.

** Filed herewith.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of January 31, 2010.

Our internal control over financial reporting as of January 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Movado Group, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Movado Group, Inc. and its subsidiaries at January 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Annual Report on Internal Control Over Financial Reporting" appearing in the accompanying index.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for noncontrolling interests in subsidiaries in 2010 and uncertain income tax positions in 2008.

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

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
April 1, 2010

MOVADO GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Fiscal Year Ended January 31,

	2010	2009	2008

Net sales	$378,396	$460,857	$559,550
Cost of sales	193,857	175,913	225,545

Gross profit	184,539	284,944	334,005
Selling, general and administrative	220,965	281,554	283,228

Operating (loss) / income	(36,426)	3,390	50,777
Other income, net (Note 17)	-	681	-
Interest expense	(4,533)	(2,915)	(3,472)
Interest income	111	2,132	4,666

(Loss) / income before income taxes and noncontrolling interests	(40,848)	3,288	51,971
Provision for / (benefit from) income taxes (Note 7)	13,553	736	(9,471)
Net (loss) / income	(54,401)	2,552	61,442
Less: Net income attributed to noncontrolling interests	224	237	637
Net (loss) / income attributed to Movado Group, Inc.	$(54,625)	$2,315	$60,805

Basic (loss) / income per share:
Net (loss) / income per share	$(2.23)	$0.09	$2.33
Weighted basic average shares outstanding	24,541	24,782	26,049

Diluted (loss) / income per share:
Net (loss) / income per share	$(2.23)	$0.09	$2.23
Weighted diluted average shares outstanding	24,541	25,554	27,293

Dividends declared per share	$-	$0.29	$0.32

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	January 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$70,975	$86,621
Trade receivables, net	67,206	76,710
Inventories, net	204,096	228,884
Other current assets	38,014	47,863
Total current assets	380,291	440,078

Property, plant and equipment, net	47,394	66,749
Other non-current assets	41,692	57,163

Total assets	$469,377	$563,990

LIABILITIES AND EQUITY
Current liabilities:
Loans payable to banks	$-	$40,000
Current portion of long-term debt	-	25,000
Accounts payable	22,661	20,794
Accrued liabilities	31,321	42,754
Accrued payroll and benefits	3,840	4,932
Deferred and current income taxes payable	541	430
Total current liabilities	58,363	133,910

Long-term debt	10,000	-
Deferred and non-current income taxes payable	7,874	6,856
Other non-current liabilities	21,688	22,459
Total liabilities	97,925	163,225

Commitments and contingencies (Notes 9 and 10)

Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	-	-
Common Stock, $0.01 par value, 100,000,000 shares authorized; 25,134,084 and 24,592,682 shares issued, respectively	251	246
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,634,319 and 6,634,319 shares issued and outstanding, respectively	66	66
Capital in excess of par value	138,076	131,796
Retained earnings	265,856	320,481
Accumulated other comprehensive income	67,390	44,041
Treasury Stock, 7,171,348 and 6,826,734 shares at cost, respectively	(102,071)	(97,371)
Total Movado Group, Inc. shareholders’ equity	369,568	399,259
Noncontrolling interests	1,884	1,506
Total equity	371,452	400,765
Total liabilities and equity	$469,377	$563,990

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended January 31,
	2010	2009	2008
Cash flows from operating activities:
Net (loss) / income	$(54,401)	$2,552	$61,442
Adjustments to reconcile net (loss) / income to net cash (used) / provided by operating activities:
Depreciation and amortization	18,698	18,457	16,684
Deferred income taxes	18,618	327	(8,717)
Provision for losses on accounts receivable	2,270	3,210	2,302
Provision for losses on inventory	10,710	2,282	2,809
Gain on proceeds from insurance	-	(681)	-
Stock-based compensation	929	226	4,911
Impairment of long-lived assets	7,574	4,525	-
Excess tax / (benefit) from stock-based compensation	502	151	(1,883)
Loss on disposition of property, plant and equipment	-	164	1,208

Changes in assets and liabilities:
Trade receivables	10,446	10,549	18,976
Inventories	26,283	(36,068)	666
Other current assets	5,840	(13,073)	(1,470)
Accounts payable	1,104	(16,922)	3,495
Accrued liabilities	(11,960)	12,546	(1,914)
Accrued payroll and benefits	(1,092)	(8,247)	(1,572)
Income taxes payable	(409)	(2,925)	(12,006)
Other non-current assets	383	3,800	(2,408)
Other non-current liabilities	(775)	(1,740)	1,111
Net cash provided by / (used in) operating activities	34,720	(20,867)	83,634

Cash flows from investing activities:
Capital expenditures	(4,901)	(22,681)	(27,392)
Trademarks	(579)	(851)	(641)
Proceeds from insurance	-	1,006	-
Net cash used in investing activities	(5,480)	(22,526)	(28,033)

Cash flows from financing activities:
Proceeds of bank borrowings	55,908	40,000	-
Repayments of bank borrowings	(79,838)	(26,175)	(18,618)
Repayment of Senior Notes	(25,000)	(10,000)	(5,000)
Financing fee	(2,772)	-	-
Repurchase of treasury stock	-	(37,871)	(1,030)
Stock options exercised and other changes	1,160	522	666
Investment from JV interest	-	-	787
Excess (tax) / benefit from stock-based compensation	(502)	(151)	1,883
Distribution of minority interest earnings	-	(297)	-
Dividends paid	(1,220)	(5,909)	(8,327)
Net cash used in financing activities	(52,264)	(39,881)	(29,639)

Effect of exchange rate changes on cash and cash equivalents	7,378	344	10,578

Net (decrease) / increase in cash and cash equivalents	(15,646)	(82,930)	36,540

Cash and cash equivalents at beginning of year	86,621	169,551	133,011
Cash and cash equivalents at end of year	$70,975	$86,621	$169,551

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except per share amounts)

	Movado Group, Inc. Shareholders’ Equity
	Preferred Stock	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interests	Total

Balance, January 31, 2007	$-	$239	$66	$117,811	$280,495	$32,285	$(52,537)	$463	$378,822
Net income					60,805			637	61,442
Dividends ($0.32 per share)					(8,327)				(8,327)
FIN 48 transition adjustment					(7,677)				(7,677)
Stock repurchase							(1,030)		(1,030)
Stock options exercised, net of tax of $2,343		4		6,051			(3,635)		2,420
Supplemental executive retirement plan				129					129
Stock-based compensation expense				4,911					4,911
Net unrealized loss on investments, net of tax benefit of $72						(176)			(176)
Net change in effective portion of hedging contracts, net of tax of $2,574						3,942			3,942
Foreign currency translation adjustment						29,697		120	29,817
Investment from noncontrolling interests								787	787
Balance, January 31, 2008	-	243	66	128,902	325,296	65,748	(57,202)	2,007	465,060
Net income					2,315			237	2,552
Dividends ($0.29 per share)					(7,130)				(7,130)
Stock repurchase							(37,871)		(37,871)
Stock options exercised, net of tax benefit of $234		3		2,524			(2,298)		229
Supplemental executive retirement plan				144					144
Stock-based compensation expense				226					226
Net unrealized loss on investments, net of tax benefit of $128						(190)			(190)
Net change in effective portion of hedging contracts, net of tax benefit of $1,511						(2,266)			(2,266)
Foreign currency translation adjustment						(19,251)		(441)	(19,692)
Distribution of noncontrolling interests earnings								(297)	(297)
Balance, January 31, 2009	-	246	66	131,796	320,481	44,041	(97,371)	1,506	400,765
Net income					(54,625)			224	(54,401)
Stock options exercised, net of tax of $835		5		5,549			(4,700)		854
Supplemental executive retirement plan				(198)					(198)
Stock-based compensation expense				929					929
Net unrealized gain on investments						52			52
Net change in effective portion of hedging contracts						(1,696)			(1,696)
Foreign currency translation adjustment						24,993		154	25,147
Balance, January 31, 2010	$-	$251	$66	$138,076	$265,856	$67,390	$(102,071)	$1,884	$371,452

See Notes to Consolidated Financial Statements

(Shares information in thousands)	Common Stock	Class A Common Stock	Treasury Stock
Balance, January 31, 2007	23,872	6,642	(4,678)
Stock issued to employees exercising stock options	274	-	(71)
Conversion of Class A Common Stock	8	(8)	-
Stock repurchase	-	-	(44)
Restricted stock and other stock plans, less cancellations	113	-	(38)
Balance, January 31, 2008	24,267	6,634	(4,831)
Stock issued to employees exercising stock options	229	-	(79)
Stock repurchase	-	-	(1,893)
Restricted stock and other stock plans, less cancellations	97	-	(24)
Balance, January 31, 2009	24,593	6,634	(6,827)
Stock issued to employees exercising stock options	465	-	(306)
Restricted stock and other stock plans, less cancellations	76	-	(38)
Balance, January 31, 2010	25,134	6,634	(7,171)

See Notes to Consolidated Financial Statements

NOTES TO MOVADO GROUP, INC.’S CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Movado Group, Inc. (the "Company") designs, sources, markets and distributes quality watches with prominent brands in almost every price category comprising the watch industry. In fiscal 2010, the Company marketed nine distinctive brands of watches: Movado, Ebel, Concord, ESQ, Coach, HUGO BOSS, Juicy Couture, Tommy Hilfiger and Lacoste, which compete in most segments of the watch market.

Movado, Ebel and Concord watches are generally manufactured in Switzerland by independent third party assemblers with some in-house assembly in Bienne and La Chaux-de-Fonds, Switzerland.  Movado, Ebel and Concord watches are manufactured using Swiss movements and other components obtained from third party suppliers.  Coach, ESQ, Tommy Hilfiger, Juicy Couture, HUGO BOSS and Lacoste watches are manufactured by independent contractors.  ESQ watches are manufactured using Swiss movements and other components purchased from third party suppliers. Coach, Tommy Hilfiger, Juicy Couture, HUGO BOSS and Lacoste watches are manufactured using movements and other components purchased from third party suppliers.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The Company uses estimates when accounting for sales discounts, rebates, allowances and incentives, warranties, income taxes, depreciation, amortization, contingencies, impairments and asset and liability valuations.

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

During the first and second quarters of fiscal 2010, the Company had accounted for certain items within inventory and cost of sales which resulted in an overstatement of gross margin by $1.3 million and $1.0 million for the three months ended April 30, 2009 and July 31, 2009, respectively.  Such amounts were not material to the previously issued financial statements for the first and second quarter of fiscal 2010.  The Company has reflected this revision in its financial statements for the nine months ended October 31, 2009 and, as a result, the adjustment recorded had no impact on the results for the three months ended October 31, 2009.  Furthermore, the Company will make the corresponding adjustments to the April 30, 2009 and July 31, 2009 financial statements, as appropriate, the next time those financial statements are filed.  Accordingly, the quarterly financial data contained in Note 15 has been adjusted to reflect these revisions.

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

The financial statements of the Company's international subsidiaries have been translated into United States dollars by translating balance sheet accounts at year-end exchange rates and statement of operations accounts at average exchange rates for the year. Foreign currency transaction gains and losses are charged or credited to earnings as incurred.  Foreign currency translation gains and losses are reflected in the equity section of the Company's consolidated balance sheet in Accumulated Other Comprehensive Income.  The balance of the foreign currency translation adjustment, included in Accumulated Other Comprehensive Income, was $67.6 million and $42.6 million as of January 31, 2010 and 2009, respectively.

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

The Company's trade customers include department stores, jewelry store chains and independent jewelers.  All of the Company’s watch brands, except ESQ, are also marketed outside the U.S. through a network of independent distributors. Accounts receivable are stated net of doubtful accounts, returns and allowances of $20.2 million, $19.6 million and $36.3 million at January 31, 2010, 2009 and 2008, respectively.  In the fourth quarter of fiscal 2008, the Company recorded a one-time charge of $15.0 million related to estimated sales returns associated with the closing of certain wholesale doors in the U.S.

The Company's concentrations of credit risk arise primarily from accounts receivable related to trade customers during the peak selling seasons. The Company has significant accounts receivable balances due from major national chain and department stores. The Company's results of operations could be materially adversely affected in the event any of these customers or a group of these customers defaulted on all or a significant portion of their obligations to the Company as a result of financial difficulties. As of January 31, 2010, except for those accounts provided for in the reserve for doubtful accounts, the Company knew of no situations with any of the Company’s major customers which would indicate any such customer’s inability to make its required payments.

Inventories

The Company values its inventory at the lower of cost or market.  The Company’s U.S. inventory is valued using the first-in, first-out (FIFO) method.  The cost of finished goods and component inventories, held by international subsidiaries, are determined using average cost. The Company’s management regularly reviews its sales to customers and customers’ sell through at retail to determine excess or obsolete inventory.  Inventory classified as discontinued and, together with the related component parts which can be assembled into saleable finished goods, is sold primarily through the Company’s outlet stores. When management determines that finished product is unsaleable or that it is impractical to build the remaining components into watches for sale, a reserve is established for the cost of those products and components to value the inventory at the lower of cost or market.  The Company performs an annual review of its on-hand inventory to determine amounts, if any, of inventory that is deemed discontinued, excess, or unsaleable.  During the fiscal year ended January 31, 2010, the Company conducted its review and identified excess non-core components.  The Company made the decision that it was not economically prudent to invest additional cash and effort to convert these components into finished goods, and subsequently recorded a reserve of $8.8 million in cost of sales.  During the fiscal year ended January 31, 2009, the Company went through a process of scrapping unsaleable inventory and components which were reserved for and recorded as cost of sales in previous fiscal years.  During the fiscal year ended January 31, 2008, the Company conducted its review and identified excess discontinued components and watches.  In doing so, the Company made an economic decision to convert these excess quantities of discontinued inventory into cash using an independent third party.  In addition, where it was not deemed economically feasible to invest the time, effort and/or cost, the Company initiated efforts to cleanse the inventory and scrap the product.  The Company’s estimates, based on which it establishes its inventory reserves, could vary significantly, either favorably or unfavorably, from actual requirements depending on future economic conditions, customer inventory levels or competitive conditions.

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

During the fourth quarter of fiscal 2009, the Company determined that the carrying value of its long-lived assets with respect to certain Movado boutiques was not recoverable. The review was performed because of the ongoing difficult economic conditions that had a negative effect on the Company’s fourth quarter ended January 31, 2009, the retail segment’s largest quarter of the year in terms of sales and profitability.  As a result, the Company recorded a non-cash pre-tax impairment charge of $4.5 million related to the write-down of property, plant and equipment. During the fourth quarter of fiscal 2010, the Company determined that the carrying value of its long-lived assets primarily with respect to certain Movado boutiques and trade booths for the Basel fair were not recoverable.  The review was performed because of the ongoing difficult economic conditions that had a negative effect on the Company’s fourth quarter ended January 31, 2010, the retail segment’s largest quarter of the year in terms of sales and profitability.  As a result, the Company recorded a non-cash pre-tax charge of $7.6 million related to the write-downs of property, plant and equipment.  These charges were calculated as the difference between the assets’ carrying values and their estimated fair value.  For the purposes of these calculations, fair value was determined using a discounted cash flow calculation.  These charges are included in the selling, general and administrative expenses in the Consolidated Statements of Income.

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

Capitalized Software Costs

The Company capitalizes certain computer software costs after technological feasibility has been established. The costs are amortized utilizing the straight-line method over the economic lives of the related products ranging from five to seven years.  Additionally, effective February 1, 2009, the Company implemented SAP, a business enterprise solution as its core enterprise system.  As of January 31, 2009 and January 31, 2008, $19.7 million and $10.5 million of costs related to SAP have been capitalized, respectively.  The SAP system is being amortized over a period of ten years, utilizing the straight-line method.

Intangibles

Intangible assets consist primarily of trademarks and are recorded at cost.  Trademarks are amortized over ten years. The Company periodically reviews intangible assets to evaluate whether events or changes have occurred that would suggest an impairment of carrying value.  An impairment would be recognized when expected undiscounted future operating cash flows are lower than the carrying value.  At January 31, 2010 and 2009, intangible assets at cost were $11.0 million and $10.3 million, respectively, and related accumulated amortization of intangibles was $7.1 million and $6.3 million, respectively. Amortization expense for fiscal 2010, 2009 and 2008 was $0.8 million, $1.0 million and $0.8 million, respectively.

Derivative Financial Instruments

The Company accounts for its derivative financial instruments in accordance with guidance which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value.  A significant portion of the Company’s purchases are denominated in Swiss francs.  The Company reduces its exposure to the Swiss franc exchange rate risk through a hedging program.  Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets.  In the event these exposures do not offset, the Company uses various derivative financial instruments to further reduce the net exposures to currency fluctuations, predominately forward and option contracts.  When entered into, the Company designates and documents these derivative instruments as a cash flow hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions.  Changes in the fair value of a derivative that is designated and documented as a cash flow hedge and is highly effective, are recorded in other comprehensive income until the underlying transaction affects earnings, and then are later reclassified into earnings in the same account as the hedged transaction.  The Company formally assesses, both at the inception and at each financial quarter thereafter, the effectiveness of the derivative instrument hedging the underlying forecasted cash flow transaction.  Any ineffectiveness related to the derivative financial instruments’ change in fair value will be recognized in the period in which the ineffectiveness was calculated.

The Company uses forward exchange contracts to offset its exposure to certain foreign currency liabilities. These forward contracts are not qualified hedges and, therefore, changes in the fair value of these derivatives are recognized into earnings, thereby offsetting the current earnings effect of the related foreign currency liabilities.

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

Cost of Sales

Costs of sales of the Company’s products consist primarily of component costs, assembly costs and unit overhead costs associated with the Company’s supply chain operations in Switzerland and Asia.  The Company’s supply chain operations consist of logistics management of assembly operations and product sourcing in Switzerland and Asia and minor assembly in Switzerland. In the fourth quarter of fiscal 2010, the Company conducted its annual review of inventory and identified excess non-core components and made the decision that it was not economically prudent to invest additional cash and effort to convert these components into finished goods.  As a result, the Company recorded a non-cash inventory reserve of $8.8 million.

Selling, General and Administrative Expenses

The Company’s SG&A expenses consist primarily of marketing, selling, distribution and general and administrative expenses.  During the second half of fiscal 2009, the Company announced initiatives designed to streamline operations, reduce expenses, and improve efficiencies and effectiveness across the Company’s global organization.  In fiscal 2009, the Company recorded a total pre-tax charge of $11.1 million related to the completion of these programs and a restructuring of certain benefit arrangements.  Additionally, the Company recorded a non-cash pre-tax impairment charge of $4.5 million related to asset write-down of property, plant and equipment, related to certain Movado boutiques. In fiscal 2010, the Company recorded a non-cash pre-tax charge of $7.6 million related to asset write-downs of property, plant and equipment, related primarily to certain Movado boutiques and, to a lesser extent, trade booths for the Basel fair.

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

Warranty liability for the fiscal years ended January 31, 2010, 2009 and 2008 was as follows (in thousands):

	2010	2009	2008

Balance, beginning of year	$1,864	$2,193	$1,954
Provision charged to operations	1,911	1,864	2,193
Settlements made	(1,864)	(2,193)	(1,954)

Balance, end of year	$1,911	$1,864	$2,193

Pre-opening Costs

Costs associated with the opening of new boutique and outlet stores, including pre-opening rent, are expensed in the period incurred.

Marketing

The Company expenses the production costs of an advertising campaign at the commencement date of the advertising campaign.  Included in marketing expenses are costs associated with co-operative advertising, media advertising, production costs and costs of point-of-sale materials and displays.  These costs are recorded as SG&A expenses.  The Company participates in co-operative advertising programs on a voluntary basis and receives a “separately identifiable benefit in exchange for the consideration.”  Since the amount of consideration paid to the retailer does not exceed the fair value of the benefit received by the Company, these costs are recorded as SG&A expenses as opposed to being recorded as a reduction of revenue.  Marketing expense for fiscal 2010, 2009 and 2008 amounted to $55.6 million, $80.3 million and $86.2 million, respectively.

Included in the other current assets in the consolidated balance sheets as of January 31, 2010 and 2009 are prepaid advertising costs of $1.1 million and $2.0 million, respectively.  These prepaid costs represent advertising costs paid to licensors in advance, pursuant to the Company’s licensing agreements and sponsorships.

Shipping and Handling Costs

Amounts charged to customers and costs incurred by the Company related to shipping and handling are included in net sales and cost of goods sold, respectively.  The amounts recorded for the fiscal years ended January 31, 2010, 2009 and 2008 were insignificant.

Income Taxes

The Company follows accounting guidance for accounting for income taxes. Under the asset and liability method of this guidance, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax laws and tax rates, in each jurisdiction the Company operates, and applies to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date.  In addition, the amounts of any future tax benefits are reduced by a valuation allowance to the extent such benefits are not expected to be realized on a more-likely-than-not basis.  The Company calculates estimated income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for both book and tax purposes.

The Company adopted guidance for accounting for uncertainty in income taxes, on February 1, 2007.  This guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return.  This guidance also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions.  The Company previously recognized income tax positions based on management’s estimate of whether it was reasonably possible that a liability had been incurred for unrecognized tax benefits by applying the guidance for accounting for contingencies.

Earnings Per Share

The Company presents net income per share on a basic and diluted basis.  Basic earnings per share is computed using weighted-average shares outstanding during the period.  Diluted earnings per share is computed using the weighted-average number of shares outstanding adjusted for dilutive common stock equivalents.

The weighted-average number of shares outstanding for basic earnings per share were 24,541,000, 24,782,000 and 26,049,000 for fiscal 2010, 2009 and 2008, respectively.  For the twelve months ended January 31, 2010, the number of shares outstanding for diluted earnings per share was the same as the basic earnings per share because the Company generated a net loss. For the twelve months ended January 31, 2009 and January 31, 2008, the number of shares outstanding for diluted earnings per share were increased by 772,000 and 1,244,000, respectively, due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans.

For the years ended January 31, 2010 and January 31, 2009, approximately 1,101,000 and 75,000, respectively, of potentially dilutive common stock equivalents were excluded from the computation of dilutive earnings per share because their effect would have been antidilutive.

Stock-Based Compensation

On February 1, 2006, the Company adopted the accounting guidance for share-based payment, electing to use the modified prospective application transition method, and accordingly, prior period financial statements have not been restated.  Under this method, the fair value of all stock options granted after adoption and the unvested portion of previously granted awards must be recognized in the Consolidated Statements of Income.  The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of each option at the grant date which requires that certain assumptions be made.  The expected life of stock option grants is determined using historical data and represents the time period which the stock option is expected to be outstanding until it is exercised.  The risk free interest rate is the yield on the grant date of U.S. Treasury constant maturities with a maturity date closest to the expected life of the stock option.  The expected stock price volatility is derived from historical volatility and calculated based on the estimated term structure of the stock option grant.  The expected dividend yield is calculated using the expected annualized dividend which remains constant during the expected term of the option.

This accounting guidance requires that compensation expense for equity instruments be accrued based on the estimated number of instruments for which the requisite service is expected to be rendered.  Additionally, for performance based awards, compensation expense should be accrued only if it is probable that the performance condition will be achieved.  The Company reviews the estimates of forfeitures and the probability of performance conditions being achieved at each reporting period.  Any changes to compensation expense as a result of a change in these estimates are reflected in the period of change.  During fiscal years 2009 and 2010, as a result of the deteriorating global economy, it became apparent that the performance goals for certain Long Term Incentive Plan grants would not be achieved.  This resulted in the reversal of previously accrued stock-based compensation expenses of approximately $3.2 million and $0.7 million, respectively.

See Note 11 to the Company’s Consolidated Financial Statements for further information regarding stock-based compensation.

Recently Issued Accounting Standards

In February 2010, new accounting guidance was issued related to subsequent events.  This guidance amended guidance previously issued in May 2009 regarding subsequent events and states that an entity that is a SEC filer is no longer required to disclose the date through which subsequent events have been evaluated.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010, new accounting guidance was issued related to improving disclosures about fair value measurements.  This guidance states that a separate disclosure is required for significant transfers in and out of Level 1 and Level 2 fair value measurements and for purchases, sales, issuances and settlements for Level 3 fair value measurements.  This guidance is effective for financial statements issued for interim and annual periods beginning after December 15, 2009.  The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

In January 2010, new accounting guidance was issued related to accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary.  An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary.  Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value.  The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated.  This guidance is effective for periods ending after December 15, 2009.  The adoption of this guidance did not have an impact on the consolidated financial statements of the Company as its ownership interest in its subsidiaries have not changed.

NOTE 2 – INVENTORIES, NET

Inventories, net at January 31, consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2010	2009
Finished goods	$128,334	$156,280
Component parts	55,077	55,455
Work-in-process	20,685	17,149
	$204,096	$228,884

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at January 31, at cost, consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2010	2009
Land and buildings	$4,385	$3,995
Furniture and equipment	57,994	60,592
Computer software	38,867	37,953
Leasehold improvements	39,399	40,660
Design fees and tooling costs	11,513	10,010
	152,158	153,210
Less: accumulated depreciation	104,764	86,461
	$47,394	$66,749

Depreciation and amortization expense related to property, plant and equipment for fiscal 2010, 2009 and 2008 was $17.1 million, $17.2 million and $15.8 million, respectively, which includes computer software amortization expense for fiscal 2010, 2009 and 2008 of $2.9 million, $1.0 million and $2.0 million, respectively.  Additionally, in fiscal 2010, the Company recorded a non-cash pre-tax charge of $7.6 million, related to the write-down of long-lived assets primarily related to certain Movado boutiques and, to a lesser extent, trade booths for the Basel fair.  In fiscal 2009, the Company recorded a non-cash pre-tax impairment charge of $4.5 million related to the write-down of long-lived assets related to certain Movado boutiques.

NOTE 4 – DEBT AND LINES OF CREDIT

On June 5, 2009, the Company, together with Movado Group Delaware Holdings Corporation, Movado Retail Group, Inc. and Movado LLC (together with the Company, the “Borrowers”), each a wholly owned domestic subsidiary of the Company, entered into a Loan and Security Agreement (the “Original Loan Agreement”) with Bank of America, N.A. as agent and lender thereunder.  The Original Loan Agreement provided for a $50.0 million asset based senior secured revolving credit facility, including a $15.0 million letter of credit subfacility, that matures on June 5, 2012.

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

Availability under the Facility is determined by reference to a borrowing base which is based on the sum of a percentage of eligible accounts receivable and eligible inventory of the Borrowers.  $10.0 million in availability is blocked until the date (the “Block Release Date”) on which the Borrowers have achieved for a four fiscal quarter period a consolidated fixed charge coverage ratio of at least 1.25 to 1.0 and have domestic EBITDA greater than $10.0 million.  The availability block must remain in place for at least one year. The amount of the availability block will be reduced by the amount by which the borrowing base exceeds $55.0 million, up to a maximum reduction of $5.0 million.  Availability under the Facility may be further reduced by certain reserves established by the Agent in its good faith credit judgment.

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

Prior to the Block Release Date, if borrowing availability is less than $10.0 million (which threshold may be reduced to the extent the borrowing base exceeds $55.0 million, up to a maximum $5.0 million reduction), Borrowers will be subject to a minimum EBITDA covenant.  After the Block Release Date, Borrowers will be subject to a minimum EBITDA covenant if borrowing availability is less than $15.0 million.  As of January 31, 2010, the Borrowers were not subject to the minimum EBITDA covenant.

In addition, after the Block Release Date, if borrowing availability is less than $15.0 million, Borrowers will be subject to a minimum fixed charge coverage ratio.

Finally, the Borrowers’ deposit accounts will be subject to cash dominion prior to the Block Release Date if borrowing availability is less than $7.5 million, but such threshold may be reduced to the extent the borrowing base exceeds $55.0 million, up to a maximum $5.0 million reduction.  After the Block Release Date, cash dominion will be imposed if borrowing availability is less than $15.0 million.  As of January 31, 2010, the Borrowers were not subject to cash dominion nor do the Borrowers expect to be subject to such a requirement in the foreseeable future.

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

On June 5, 2009, $40.0 million in loans were drawn under the Facility, which were used, in part, to repay amounts outstanding under the Company’s former U.S. credit facility with JPMorgan Chase Bank, N.A. (“JPM Chase”) (the “Former US Facility”), which was terminated.  In addition, approximately $1.5 million in letters of credit were issued, which were used to backstop letters of credit and other obligations outstanding in connection with the Former US Facility.  As of January 31, 2010, total availability under the Facility, giving effect to the availability block, the $10.0 million outstanding under the Facility and the letters of credit, was $30.5 million.

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

The credit agreement dated as of December 15, 2005, as amended, by and between the Company, MGI Luxury Group S.A. and Movado Watch Company SA, as borrowers, and JPM Chase, JPMorgan Securities, Inc., Bank of America, N.A., PNC Bank, Bank Leumi USA and Citibank, N.A. (as amended, the "Former US Credit Agreement"), provided for a revolving credit facility of $90.0 million (including a sublimit for borrowings in Swiss francs of up to an equivalent of $25.0 million) with a provision to allow for a further increase of up to an additional $10.0 million, subject to certain terms and conditions. The Former US Credit Agreement was to mature on December 15, 2010.  The obligations of MGI Luxury Group S.A. and Movado Watch Company SA were guaranteed by the Company under a Parent Guarantee, dated as of December 15, 2005, in favor of the lenders. The obligations of the Company were guaranteed by certain domestic subsidiaries of the Company under subsidiary guarantees, in favor of the lenders.  The Former US Credit Agreement contained financial covenants, including an interest coverage ratio, average debt coverage ratio and limitations on capital expenditures and certain non-financial covenants that restricted the Company’s activities regarding investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends and limitation of the amount of debt outstanding.  Borrowings under the Former US Credit Agreement bore interest, at the Company’s option, at a rate equal to the adjusted LIBOR (as defined in the Former US Credit Agreement) plus a margin ranging from .50% per annum to .875% per annum (depending upon a leverage ratio), or the Alternate Base Rate (as defined in the Former US Credit Agreement).  Upon entering into the Original Loan Agreement on June 5, 2009, all outstanding amounts and related fees due under this revolving credit facility were paid in full, and the Former US Credit Agreement was terminated.

On June 16, 2008, the Company renewed a line of credit letter agreement with Bank of America, N.A. and an amended and restated promissory note in the principal amount of up to $20.0 million payable to Bank of America, N.A., originally dated December 12, 2005.  The Company's obligations under the agreement were guaranteed by its subsidiaries, Movado Retail Group, Inc. and Movado LLC.  The maturity date was to be June 16, 2009.  The amended and restated promissory note contained various representations and warranties and events of default that are customary for instruments of that type.  Upon entering into the Original Loan Agreement on June 5, 2009, this uncommitted line of credit agreement was terminated.

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

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. As of January 31, 2010 and 2009, these lines of credit totaled 10.0 million Swiss francs and 8.0 million Swiss francs, respectively, with dollar equivalents of $9.5 million and $6.9 million, respectively.  As of January 31, 2010 and 2009, there were no borrowings against these lines.  As of January 31, 2010, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $1.6 million in various foreign currencies.

NOTE 5 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company accounts for its derivative financial instruments in accordance with guidance which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value.  A significant portion of the Company’s purchases are denominated in Swiss francs.  The Company reduces its exposure to the Swiss franc exchange rate risk through a hedging program.  Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets.  In the event these exposures do not offset, the Company uses various derivative financial instruments to further reduce the net exposures to currency fluctuations, predominately forward and option contracts.  When entered into, the Company designates and documents these derivative instruments as a cash flow hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions.  Changes in the fair value of a derivative that is designated and documented as a cash flow hedge and is highly effective, are recorded in other comprehensive income until the underlying transaction affects earnings, and then are later reclassified into earnings in the same account as the hedged transaction.  The Company formally assesses, both at the inception and at each financial quarter thereafter, the effectiveness of the derivative instrument hedging the underlying forecasted cash flow transaction.  Any ineffectiveness related to the derivative financial instruments’ change in fair value will be recognized in the period in which the ineffectiveness was calculated.

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

As of January 31, 2010, the Company’s entire net forward contracts hedging portfolio consisted of 54.0 million Swiss francs equivalent for various expiry dates ranging through July 20, 2010.

The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives designated as hedging instruments under the relevant accounting guidance and derivatives not designated as hedging instruments under the relevant guidance as of January 31, (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance	2010	2009	Balance	2010	2009
	Sheet	Fair	Fair	Sheet	Fair	Fair
	Location	Value	Value	Location	Value	Value
Derivatives designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$-	$-	Accrued Liabilities	$-	$83

Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$-	$-	Accrued Liabilities	$2,109	$1,037

Total Derivative Instruments		$-	$-		$2,109	$1,120

As of January 31, 2010, the balance of deferred net losses on derivative financial instruments documented as cash flow hedges included in accumulated other comprehensive income (“AOCI”) was $0.2 million in net losses, net of tax of $1.0 million, compared to $1.5 million in net gains at January 31, 2009, net of tax of $1.0 million and $3.8 million in net gains at January 31, 2008, net of tax of $2.5 million. The Company estimates that a substantial portion of the deferred net gains at January 31, 2010 will be realized into earnings over the next 12 to 24 months as a result of transactions that are expected to occur over that period. The primary underlying transaction which will cause the amount in AOCI to affect cost of goods sold consists of the Company’s sell through of inventory purchased in Swiss francs. The maximum length of time the Company hedges its exposure to the fluctuation in future cash flows for forecasted transactions is 24 months.  For years ended January 31, 2010, 2009, 2008, the Company reclassified from AOCI to earnings $1.5 million in net gains, net of tax of $0.9 million, $2.4 million in net gains, net of tax of $1.6 million, and $0.6 million in net gains, net of tax of $0.4 million, respectively.

During fiscal 2010, 2009 and 2008, the Company recorded no charge related to its assessment of the effectiveness of its derivative hedge portfolio because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged.  Changes in the contracts’ fair value due to spot-forward differences are excluded from the designated hedge relationship.  The Company records these transactions in the cost of sales of the Consolidated Statements of Income.

The balance of the net loss included in the cumulative foreign currency translation adjustments associated with derivatives documented as net investment hedges was $1.5 million, net of a tax benefit of $0.9 million as of January 31, 2010, 2009, 2008. Under the accounting guidance related to accounting for derivative instruments and hedging activities, changes in fair value of these instruments are recognized in currency translation adjustment, a component of AOCI, to offset the change in the value of the net investment being hedged.

NOTE 6 - FAIR VALUE MEASUREMENTS

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of January 31, 2010 (in thousands):

	Fair Value at January 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$187	$-	$-	$187
SERP assets - employer	457	-	-	457
SERP assets - employee	12,927	-	-	12,927
Total	$13,571	$-	$-	$13,571

Liabilities:
Hedge derivatives	$-	$2,109	$-	$2,109
SERP liabilities - employee	12,927	-	-	12,927
Total	$12,927	$2,109	$-	$15,036

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

NOTE 7 - INCOME TAXES

The provision / (benefit) for income taxes for the fiscal years ended January 31, 2010, 2009 and 2008 consists of the following components (in thousands):

	2010	2009	2008
Current:
U.S. Federal	$(7,941)	$(7,891)	$3,414
U.S. State and Local	59	249	1,681
Non-U.S.	2,412	4,001	5,672
	(5,470)	(3,641)	10,767
Noncurrent:
U.S. Federal	369	450	(10,635)
Non-U.S.	(326)	-	(963)
	43	450	(11,598)
Deferred:
U.S. Federal	19,012	4,386	(5,214)
U.S. State and Local	2,374	294	(1,307)
Non-U.S.	(2,406)	(753)	(2,119)
	18,980	3,927	(8,640)
Provision / (benefit) for income taxes	$13,553	$736	$(9,471)

Loss before taxes for U.S. operations was ($38.9 million), ($29.0 million), and ($4.3 million) for periods ended January 31, 2010, 2009 and 2008, respectively.  (Loss) / income before taxes for non-U.S. operations was ($2.0 million), $32.3 million, and $56.2 million for periods ended January 31, 2010, 2009 and 2008, respectively.

Significant components of the Company's deferred income tax assets and liabilities for the fiscal year ended January 31, 2010 and 2009 are as follows (in thousands):

	2010 Deferred Taxes		2009 Deferred Taxes
	Assets	Liabilities	Assets	Liabilities
Net operating loss carryforwards	$15,782	$-	$15,948	$-
Inventory	5,194	-	4,829	-
Unprocessed returns	1,006	-	1,366	-
Receivables allowance	1,714	554	2,188	493
Deferred compensation	10,415	-	12,853	-
Foreign tax credits	5,336	-	177	-
Unrepatriated earnings	-	2,076	-	7,135
Hedge derivatives	-	260	-	958
Depreciation/amortization	9,858	2,942	8,264	3,122
Other	1,810	-	2,330	30
	51,115	5,832	47,955	11,738
Valuation allowance	(34,448)	-	(7,641)	-
Total deferred tax assets and liabilities	$16,667	$5,832	$40,314	$11,738

As of January 31, 2010, the Company had foreign net operating loss carryforwards of approximately $50.6 million, which are available to offset taxable income in future years.  Carryforward tax losses of $30.2 million were incurred in Switzerland. The Company has established a partial valuation allowance of $1.0 million on the related deferred tax assets based on expectations of the utilization of such tax benefits within thier expiration period, expiring 2017.

The remaining foreign tax losses of $20.4 million are primarily related to the Company’s operations in Japan, Germany, and the United Kingdom. A full valuation allowance has been established on the deferred tax assets resulting from the losses attributable to Japan due to the Company’s assessment that it is more-likely-than-not the deferred tax assets will not be utilized within the 7 year expiry period.  The Company has three subsidiaries in Germany. Two subsidiaries are inactive and the third subsidiary is currently not profitable; as a result the Company has determined that a full valuation allowance is appropriate for the losses of these three subsidiaries, even though there is no time limitation for utilization of the losses. The Company’s United Kingdom operation remains in a cumulative loss position and the Company continues to maintain a full valuation allowance on the deferred tax assets despite no time limitation for utilization of the losses.

As of January 31, 2010, the Company had U.S. federal net operating loss carryforwards of approximately $1.4 million, of which $1.2 million relates to excess tax deductions associated with stock option plans which have yet to reduce income taxes payable.  Upon the utilization of these carryforwards, the associated tax benefits of approximately $0.5 million will be recorded to Additional Paid-in Capital.  Due to a change in tax law allowing an elective 5 year carryback period, the entire federal net operating loss from fiscal 2009 and approximately $5.3 million of the fiscal 2010 loss will be carried back for a cash refund of approximately $8.8 million.  $0.9 million tax benefits relating to fiscal 2009 excess tax deductions associated with stock option plans were recorded to Additional Paid-in Capital as a result of the full utilization of the related losses.

At January 31, 2010, the Company’s net U.S. deferred tax assets amounted to $26.4 million.  The Company bases its estimate of deferred tax assets and liabilities on current tax laws and rates as well as expected future income.  The realization of deferred tax assets, depends on the Company’s ability to generate future income.  Under U.S. GAAP deferred tax assets are to be reduced by a valuation allowance if based on the weight of available positive and negative evidence, it is more-likely-than-not that all or some portion of all the deferred tax assets will not be realized.  In the third quarter of fiscal 2010, the Company determined that it was appropriate to record a full valuation allowance against its net deferred tax assets in the United States, primarily due to the Company’s domestic loss position in recent years.  Under current circumstances, expected future income is not sufficient to overcome such negative evidence, and although the Company may ultimately utilize the underlying tax benefits within the statutory limits, in fiscal 2010, the Company recognized a non-cash deferred tax expense of $21.4 million, and has not recognized any tax benefit on the net increase in deductible temporary differences during fiscal 2010.
Management will continue to evaluate the appropriate level of allowance on all deferred tax assets considering such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax and business strategies that could potentially enhance the likelihood of realization of the deferred tax assets.

The provision / (benefit) for income taxes differs from the amount determined by applying the U.S. federal statutory rate as follows (in thousands):

	Fiscal Year Ended January 31,
	2010	2009	2008

Provision for income taxes at the U.S. statutory rate	$(14,297)	$1,151	$18,188
Lower effective foreign income tax rate	(2,175)	(5,458)	(9,303)
Change in valuation allowance	35,913	(2,611)	(7,292)
Tax provided on unrepatriated earnings of foreign subsidiaries	2,127	7,388	-
Change in unrecognized tax benefits, net	369	450	(11,598)
State and local taxes, net of federal benefit	(836)	456	(214)
Change in U.S. tax law for tax loss carryback	(7,956)	-	-
Change in investment	-	(785)	-
Other, net	408	145	748
Total provision / (benefit) for income taxes	$13,553	$736	$(9,471)

A provision of approximately $2.1 million has been made for federal income tax, net of foreign tax credits, on the future remittance of approximately $9.4 million current year net earnings of the Company’s Hong Kong subsidiary.  No provision has been made for federal income or withholding taxes which may be payable on the remittance of the remaining undistributed retained earnings of foreign subsidiaries approximating $181.3 million at January 31, 2010, as those earnings are considered permanently reinvested.  It is not practical to estimate the amount of tax, if any, that may be payable on the eventual distribution of these earnings.

The effective tax rate for fiscal 2010 was -33.18%, primarily as a result of the increase in valuation allowances, most notably the establishment of a full valuation allowance against net domestic deferred tax assets, partially offset by the recording of a tax benefit resulting from a U.S. tax law change allowing for an elective 5 year carryback for tax losses originating in either fiscal 2009 or fiscal 2010.  The effective tax rate for fiscal 2009 was 22.38%, primarily as a result of the tax accrued on the future repatriation of foreign earnings, and a smaller net benefit compared to prior years on the release of valuation allowances on foreign tax losses.  The effective tax rate for fiscal 2008 was -18.23%, primarily as a result of the recognition of previously unrecognized tax benefits due to the settlement of the IRS audit for fiscal years 2004 through 2006, and the release of valuation allowances in whole or in part on Swiss, German and UK tax losses.

The Company adopted guidance for accounting for uncertainty in income taxes, on February 1, 2007.  This guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return.  This guidance also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions.  The Company previously recognized income tax positions based on management’s estimate of whether it was reasonably possible that a liability had been incurred for unrecognized tax benefits by applying the guidance for accounting for contingencies.

The IRS commenced examination in October 2009 of the Company’s consolidated U.S. federal income tax return for fiscal 2009, as  required by the Joint Committee on Taxation as a result of the Company filing a tax loss carryback claim exceeding $2.0 million in May 2009.  The IRS has not yet completed its examination; no issues have been raised.

The IRS completed examination of the Company’s consolidated U.S. federal income tax returns for fiscal years 2004 through 2006 in January 2008, when the Company and the IRS came to a final agreement that resulted in the effective settlement of all three years. Pursuant to the settlement, the Company agreed to a total tax assessment for the three years of $3.3 million ($4.8 million gross less $1.5 million foreign tax credits).  During the first quarter of fiscal 2009, the Company settled the liability with a cash payment.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (exclusive of interest) for January 31, 2010 and 2009 are as follows (in thousands):
	2010	2009
Beginning balance	$5,419	$10,089
Additions for tax positions of prior years	143	184
Lapse of statute of limitations	(326)	(6)
Decreases for tax positions of prior years	(672)	(65)
Cash settlements	-	(4,761)
F/X fluctuations	19	(22)
Ending balance	$4,583	$5,419

Included in the balance at January 31, 2010 is $2.7 million of unrecognized tax benefits which would impact the Company’s effective tax rate, if recognized. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense.  As of January 31, 2010 and January 31, 2009, the Company had $1.1 million and $1.0 million of accrued interest (net of tax benefit) related to unrecognized tax benefits. During fiscal years 2010 and 2009, the Company accrued $0.1 million and $0.3 million of interest (net of tax benefit).

The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various states, local and foreign jurisdictions.  In the normal course of business, the

Company is subject to examination by taxing authorities in many countries, including such major jurisdictions as Switzerland, Hong Kong, Canada and the United States.  The Company, with few exceptions, is no longer subject to income tax examinations by tax authorities in state, local and foreign taxing jurisdictions for years before the fiscal year ended January 31, 2006. In the United States, the Company’s income tax returns for the fiscal years ended January 31, 2004 through January 31, 2006 will remain open until the fiscal 2009 income tax return is no longer subject to examination, or October 2012, as a result of the loss carryback to those years.  However, since fiscal years January 31, 2004 through January 31, 2006 have already been examined and effectively closed by the IRS, the Company has no expectation of further adjustments for those years.

NOTE 8 - OTHER ASSETS

In fiscal 1996, the Company entered into an agreement with a trust which owned an insurance policy issued on the lives of the Company's former Chairman, Mr. Gedalio Grinberg (“Mr. G. Grinberg”), and his spouse. Under this agreement, the trust assigned the insurance policy to the Company as collateral to secure repayment by the trust of interest-free loans made by the Company to the trust in amounts equal to the premiums on said insurance policy (approximately $0.7 million per annum). The agreement required the trust to repay the loans from the proceeds of the policy. At January 31, 2003, the Company had outstanding loans from the trust of $5.2 million. On April 4, 2003, the agreement was amended and restated to transfer the policy from the trust to the Company in partial repayment of the loan balance. The Company is the beneficiary of the policy insofar as upon the death of Mr. G. Grinberg and his spouse, the proceeds of the policy would first be distributed to the Company to repay the premiums paid by the Company with the remaining proceeds distributed to the trust.  On January 5, 2009, the Company announced the passing of Mr. G. Grinberg.  During fiscal 2010, the Company borrowed approximately $11.0 million against the cash surrender value of this insurance policy.  The loan bears interest at 6.44% per annum.  As of January 31, 2010, the Company recorded a balance of $5.0 million in Other Non-Current Assets, consisting of $11.1 million premiums paid net of the outstanding loan balance of $6.1 million.  As of January 31, 2010, the net cash surrender value was $6.6 million.

NOTE 9 – LEASES

The Company leases office, distribution, retail and manufacturing facilities, and office equipment under operating leases, which expire at various dates through July 2019.  Certain leases include renewal options and the payment of real estate taxes and other occupancy costs.  Some leases also contain rent escalation clauses (step rents) that require additional rent amounts in the later years of the term.  Rent expense for leases with step rents is recognized on a straight-line basis over the minimum lease term.  Likewise, capital funding and other lease concessions that are occasionally provided to the Company, are recorded as deferred rent and amortized on a straight-line basis over the minimum lease term as adjustments to rent expense.  Rent expense for equipment and distribution, factory and office facilities under operating leases was approximately $17.6 million, $17.4 million and $16.8 million in fiscal 2010, 2009 and 2008, respectively.

Minimum annual rentals under noncancelable operating leases as of January 31, 2010, which do not include real estate taxes and operating costs, are as follows (in thousands):

Fiscal Year Ended January 31,

2011	$14,893
2012	14,060
2013	11,592
2014	8,759
2015	6,866
Thereafter	15,377
$71,547

NOTE 10 – COMMITMENTS AND CONTINGENCIES

At January 31, 2010, the Company had outstanding letters of credit totaling $0.9 million with expiration dates through June 30, 2010 compared to $1.2 million with expiration dates through March 18, 2010 as of January 31, 2009.  One bank in the domestic bank group has issued irrevocable standby letters of credit for retail and operating facility leases to various landlords, for the administration of the Movado boutique private-label credit card and for Canadian payroll to the Royal Bank of Canada.

As of January 31, 2010, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $1.6 million in various foreign currencies compared to $1.3 million as of January 31, 2009.

Pursuant to the Company’s agreements with its licensors, the Company is required to pay minimum royalties and advertising.  As of January 31, 2010, the Company’s minimum commitments related to its license agreements was $81.8 million.

The Company had outstanding purchase obligations of $20.0 million with suppliers at the end of fiscal 2010 for raw materials, finished watches and packaging in the normal course of business.  These purchase obligation amounts do not represent total anticipated purchases but represent only amounts to be paid for items required to be purchased under agreements that are enforceable, legally binding and specify minimum quantity, price and term.

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

NOTE 11 – STOCK-BASED COMPENSATION

Effective concurrently with the consummation of the Company's public offering in the fourth quarter of fiscal 1994, the Board of Directors and the shareholders of the Company approved the adoption of the Movado Group, Inc. 1993 Employee Stock Option Plan (the "Employee Stock Option Plan") for the benefit of certain officers, directors and key employees of the Company. The Employee Stock Option

Plan was amended in fiscal 1997 and restated as the Movado Group, Inc. 1996 Stock Incentive Plan (the "Plan"). Under the Plan, as amended and restated as of April 8, 2004, the Compensation Committee of the Board of Directors, which consists of four of the Company's outside directors, has the authority to grant incentive stock options and nonqualified stock options to purchase, as well as stock appreciation rights and stock awards, up to 11,000,000 shares of common stock. Options granted to participants under the Plan generally become exercisable in equal installments over three or five years and remain exercisable until the tenth anniversary of the date of grant. The option price may not be less than the fair market value of the stock at the time the options are granted.

On February 1, 2006, the Company adopted guidance related to share based payments, electing to use the modified prospective application transition method, and accordingly, prior period financial statements have not been restated.  Under this method, the fair value of all stock options granted after adoption and the unvested portion of previously granted awards must be recognized in the Consolidated Statements of Income.  The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of each option at the grant date which requires certain assumptions be made.  The expected life of stock option grants is determined using historical data and represents the time period which the stock option is expected to be outstanding until it is exercised.  The risk free interest rate is the yield on the grant date of U.S. Treasury constant maturities with a maturity date closest to the expected life of the stock option.  The expected stock price volatility is derived from historical volatility and calculated based on the estimated term structure of the stock option grant.  The expected dividend yield is calculated using the expected annualized dividend which remains constant during the expected term of the option.

The weighted-average assumptions used with the Black-Scholes option-pricing model for the calculation of the fair value of stock option grants during fiscal 2009 were: expected term of 6.9 years; risk-free interest rate of 3.41%; expected volatility of 37.83% and dividend yield of 1.45%.  The weighted-average grant date fair value of options granted during the fiscal year ended January 31, 2009 was $8.45.  There were no stock option grants during fiscal 2010.

Total compensation expense for unvested stock option grants recognized during the fiscal years ended January 31, 2010 and 2009 was approximately $0.5 million, net of a tax benefit of $0.3 million and $0.5 million, net of a tax benefit of $0.3 million, respectively.  Expense related to stock option compensation is recognized on a straight-line basis over the vesting term.  As of January 31, 2010, there was approximately $0.5 million of unrecognized compensation cost related to unvested stock options.  These costs are expected to be recognized over a weighted-average period of 1.1 years.  Total cash received for stock option exercises during the fiscal year ended January 31, 2010 amounted to approximately $0.5 million. Windfall tax realized on these exercises were approximately $0.3 million.

Transactions for stock options under the Plan since fiscal 2007 are summarized as follows:

	Outstanding	Weighted-Average
	Options	Exercise Price
January 31, 2007	2,853,940	$13.91
Options granted	89,500	$31.57
Options exercised	(269,319)	$12.64
Options cancelled	(20,666)	$14.18
January 31, 2008	2,653,455	$14.63
Options granted	109,250	$21.78
Options exercised	(229,307)	$11.97
Options cancelled	(85,832)	$12.45
January 31, 2009	2,447,566	$15.27
Options exercised	(465,434)	$10.07
Options cancelled	(67,917)	$15.34
January 31, 2010	1,914,215	$16.48

The total intrinsic value of stock options exercised for the fiscal years ended January 31, 2010 and 2009 was approximately $1.7 million and $2.4 million, respectively.  The total fair value of the stock options vested for the fiscal years ended January 31, 2010 and 2009 was approximately $2.2 million and $5.2 million, respectively.

The following table summarizes outstanding and exercisable stock options as of January 31, 2010:

Range of Exercise Prices			Number Outstanding	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price

$3.02	-	$6.01	64,040	0.3	$4.25	64,040	$4.25
$6.02	-	$9.01	66,566	1.2	$7.26	66,566	$7.26
$9.02	-	$12.01	66,355	2.2	$9.90	66,355	$9.90
$12.02	-	$15.01	275,160	3.7	$13.79	275,160	$13.79
$15.02	-	$18.01	670,917	1.6	$15.54	670,917	$15.54
$18.02	-	$21.01	563,427	3.3	$18.47	561,426	$18.46
$21.02	-	$24.01	108,750	8.2	$22.27	39,832	$22.39
$24.02	-	$27.01	25,000	6.7	$25.85	25,000	$25.85
$27.02	-	+	74,000	7.3	$32.92	52,333	$32.92
			1,914,215	3.0	$16.48	1,821,629	$16.06

The total intrinsic value of outstanding stock options for the fiscal years ended January 31, 2010 and 2009 was approximately $0.7 million and $0.4 million, respectively.  The total intrinsic value of exercisable stock options for the fiscal years ended January 31, 2010 and 2009 was approximately $0.7 million and $0.4 million, respectively.

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

On May 31, 2006, the Compensation Committee of the Board of Directors adopted the Executive Long Term Incentive Plan (the “LTIP”) authorized by section 9 of the Plan.  The LTIP provides for the award of “Performance Share Units” that are equivalent, one for one, to shares of the Company’s common stock and that vest based on the Company’s achievement of its operating margin goal for a target fiscal year.  The number of actual shares earned by a participant is based on the Company’s actual performance at the end of the award period and can range from 0% to 150% of the participant’s target award.  Total target awards of 119,375, 176,200, and 229,950 Performance Share Units were granted by the Compensation Committee on April 30, 2007, April 30, 2008 and June 18, 2009, respectively, that vest over three and five year periods.

During fiscal 2009 and 2010, as a result of the Company’s performance, it became apparent that the performance goals for certain LTIP grants would not be achieved.  This resulted in the reversal of previously accrued stock-based compensation expenses of approximately $3.2 million and $0.7 million, respectively.  Total compensation expense for restricted stock grants and for grants of Performance Share Units under the LTIP (together “restricted stock”) recognized during the fiscal year ended January 31, 2010, including the reversal of the aforementioned LTIP grants, was a benefit of approximately $0.01 million.  For the fiscal year ended January 31, 2009, compensation expense for restricted stock was a benefit of approximately $0.4 million, net of tax of $0.2 million.  Prior to February 1, 2006, compensation expense for restricted stock grants was reduced as actual forfeitures of the awards occurred.  Current accounting guidance requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest and thus, current period compensation expense has been adjusted for estimated forfeitures based on historical data.  As of January 31, 2010, there was approximately $0.4 million of unrecognized compensation cost related to unvested restricted stock.  These costs are expected to be recognized over a weighted-average period of 0.9 years.

Transactions for restricted stock under the Plan since fiscal 2007 are summarized as follows:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value
January 31, 2007	463,345	$17.87
Units granted	164,185	$32.06
Units vested	(113,410)	$15.28
Units forfeited	(17,390)	$18.84
January 31, 2008	496,730	$23.12
Units granted	220,521	$21.69
Units vested	(95,226)	$18.74
Units forfeited	(55,571)	$25.20
January 31, 2009	566,454	$23.09
Units granted	254,550	$11.03
Units vested	(51,101)	$22.51
Units forfeited	(210,309)	$20.08
January 31, 2010	559,594	$18.79

Restricted stock units are exercised simultaneously when they vest and are issued from the pool of authorized shares. The total intrinsic value of restricted stock units that vested during the fiscal years ended January 31, 2010 and 2009 was approximately $0.5 million and $1.7 million, respectively. The windfall tax realized on the vested restricted stock grants for fiscal year ended January 31, 2010 was $0.2 million. The weighted-average grant date fair values for restricted stock grants for the years ended January 31, 2010 and 2009 were $11.03 and $21.69, respectively.  Outstanding restricted stock units had a total intrinsic value of approximately $6.1 million and $4.4 million for fiscal years ended January 31, 2010 and 2009.

NOTE 12 – OTHER EMPLOYEE BENEFITS PLANS

The Company maintains an Employee Savings Plan under Section 401(k) of the Internal Revenue Code.  In addition, the Company maintains defined contribution employee benefit plans for its employees located in Switzerland.  Company contributions and expenses of administering the plans amounted to $3.1 million, $2.8 million and $2.5 million in fiscal 2010, 2009 and 2008, respectively.

Effective June 1, 1995, the Company adopted a defined contribution SERP. The SERP provides eligible executives with supplemental pension benefits in addition to amounts received under the Company's other retirement plan. The Company makes a matching contribution which vests equally over five years.

During fiscal 2010, 2009 and 2008, the Company recorded an expense related to the SERP of $0.3 million, $0.8 million and $0.8 million, respectively.

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

On December 19, 2008, the Company entered into a Transition and Retirement Agreement (the “Agreement”) with the Company’s former Chairman, Mr. Gedalio Grinberg.  The Agreement stipulates that upon his retirement on January 31, 2009, Mr. G. Grinberg, or his spouse if he predeceases her, would receive a payment of $0.6 million for the year ended January 31, 2010, and annual payments of $0.5 million for each year thereafter through the life of Mr. G. Grinberg and, if he predeceases his spouse, through the life of his spouse.  On January 5, 2009, the Company announced the passing of Mr. G. Grinberg.  For the years ended January 31, 2010 and 2009, the Company recorded an actuarially determined charge related to the Agreement of $0.7 million and $2.4 million, respectively.  In fiscal 2009, this charge was included as part of the $11.1 million severance related charge associated with the Company’s streamlining initiatives.  As of January 31, 2010, a $4.6 million liability was recorded in the Company’s Consolidated Balance Sheets related to the Agreement, of which $0.5 million was recorded in Accrued Liabilities, and $4.1 million was recorded in Other Non-Current Liabilities.  As of January 31, 2009, a $4.5 million liability was recorded in the Company’s Consolidated Balance Sheets related to the Agreement, of which $0.6 million was recorded in Accrued Liabilities, and $3.9 million was recorded in Other Non-Current Liabilities.

NOTE 13 – COMPREHENSIVE (LOSS) / INCOME

The components of comprehensive (loss) / income for the twelve months ended January 31, 2010, 2009 and 2008 are as follows (in thousands):

	Fiscal Year Ended January 31,
	2010	2009	2008
Net (loss) / income	$(54,401)	$2,552	$61,442
Net unrealized gain / (loss) on investments, net of tax	52	(190)	(176)
Net change in effective portion of hedging contracts, net of tax	(1,696)	(2,266)	3,942
Foreign currency translation adjustment (1)	25,147	(19,692)	29,817
Comprehensive (loss) / income	(30,898)	(19,596)	95,025
Less: Comprehensive income / (loss) attributable to noncontrolling interests	378	(204)	757
Total comprehensive (loss) / income attributable to Movado Group, Inc.	$(31,276)	$(19,392)	$94,268

(1) The currency translation adjustment is not adjusted for income taxes as they relate to permanent investments in international subsidiaries.

The components of accumulated other comprehensive income at January 31, consisted of the following (in thousands):
	Fiscal Year Ended
	January 31,
	2010	2009
Net unrealized gain / (loss) on investments, net of tax	$18	$(34)
Net unrealized (loss) / gain on hedging contracts, net of tax	(211)	1,485
Cumulative foreign currency translation adjustment	67,583	42,590
Accumulated other comprehensive income attributed to Movado Group, Inc.	$67,390	$44,041

NOTE 14 – SEGMENT INFORMATION

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

Operating Segment Data as of and for the Fiscal Year Ended January 31, (in thousands):

	Net Sales			Operating (Loss) / Income (1) (2) (3) (4)
	2010	2009	2008	2010	2009	2008
Wholesale	$294,940	$371,349	$466,431	$(32,830)	$8,702	$50,210
Retail	83,456	89,508	93,119	(3,596)	(5,312)	567
Consolidated total	$378,396	$460,857	$559,550	$(36,426)	$3,390	$50,777

	Total Assets		Capital Expenditures
	2010	2009	2010	2009	2008
Wholesale	$435,432	$515,517	$4,867	$20,051	$19,684
Retail	33,945	48,473	34	2,630	7,708
Consolidated total	$469,377	$563,990	$4,901	$22,681	$27,392

	Depreciation and Amortization
	2010	2009	2008
Wholesale	$14,017	$12,047	$11,466
Retail	4,681	6,410	5,218
Consolidated total	$18,698	$18,457	$16,684

Geographic Segment Data as of and for the Fiscal Year Ended January 31, (in thousands):

	Net Sales (3)			Operating (Loss) Income (1) (2) (3) (4)
	2010	2009	2008	2010	2009	2008
United States	$222,941	$255,337	$328,212	$(38,257)	$(31,264)	$(18,066)
International	155,455	205,520	231,338	1,831	34,654	68,843
Consolidated total	$378,396	$460,857	$559,550	$(36,426)	$3,390	$50,777

	Total Assets		Long-Lived Assets
	2010	2009	2010	2009
United States	$204,836	$289,567	$36,000	$50,369
International	264,541	274,423	11,394	16,380
Consolidated total	$469,377	$563,990	$47,394	$66,749

(1)	Fiscal 2010 Wholesale and International Operating (Loss) Income includes a non-cash reserve of $8.8 million primarily for excess non-core component inventory.

(2)
Fiscal 2010 Operating (loss) income includes non-cash charges totaling $7.6 million related to asset write-downs of which $5.1 million was recorded in the Retail / United States segments and $2.5 million was recorded in the Wholesale / International segments.

(3)
Fiscal 2009 Wholesale Operating Income included an $11.1 million charge related to the Company’s cost savings initiatives and a restructuring of certain benefit arrangements, of which $7.4 million was recorded in the United States and $3.7 million was recorded in the International segment.

(4)	Fiscal 2009 United States and Retail Operating Loss includes a non-cash impairment charge of $4.5 million.
(5)
The United States and international net sales are net of intercompany sales of $196.9 million, $253.3 million and $275.2 million for the twelve months ended January 31, 2010, 2009 and 2008, respectively.

NOTE 15 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents unaudited selected interim operating results of the Company for fiscal 2010 and 2009 (in thousands, except per share amounts):

	Quarter
	1st	2nd	3rd	4th
Fiscal 2010
Net sales	$67,575	$89,701	$128,966	$92,154
Gross profit	$35,694	$51,656	$60,348	$36,841
Net loss attributed to Movado Group, Inc.	$(9,963)	$(233)	$(20,870)	$(23,559)

Net loss per share:
Basic	$(0.41)	$(0.01)	$(0.85)	$(0.96)
Diluted	$(0.41)	$(0.01)	$(0.85)	$(0.96)

Fiscal 2009
Net sales	$101,353	$129,689	$135,846	$93,969
Gross profit	$64,342	$83,162	$85,441	$51,999
Net income / (loss) attributed to Movado Group, Inc.	$1,249	$8,136	$15,729	$(22,799)

Net income / (loss) per share:
Basic	$0.05	$0.33	$0.64	$(0.93)
Diluted	$0.05	$0.32	$0.62	$(0.93)

As each quarter is calculated as a discrete period, the sum of the four quarters may not equal the calculated full year amount.  This is in accordance with prescribed reporting requirements.

During the first and second quarters of fiscal 2010, the Company had accounted for certain items within inventory and cost of sales which resulted in an overstatement of gross margin by $1.3 million and $1.0 million for the three months ended April 30, 2009 and July 31, 2009, respectively.  Accordingly, the quarterly financial data contained above has been adjusted to reflect these revisions.

NOTE 16 - SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows (in thousands):

	Fiscal Year Ended January 31,
	2010	2009	2008
Cash (received) / paid during the year for:
Interest (1)	$3,981	$2,434	$3,407
Income taxes (received) / paid (2)	$(4,473)	$13,042	$11,542

(1) Fiscal 2010 interest, includes expenses and fees associated with the refinancing and repayment of the Company's former credit and note agreements which included a pre-tax charge of $1.1 million.
(2) Fiscal 2010 income taxes (received) / paid, includes a payment of $3.1 million of taxes paid.

NOTE 17 – OTHER INCOME, NET

The components of other income, net for fiscal 2009 are as follows (in thousands):

Fiscal Year Ended January 31, 2009

Gain on proceeds from insurance premiums (a)	$681
Other income, net	$681

(a) The Company recorded a pre-tax gain for the fiscal year ended January 31, 2009 of $0.7 million on the collection of life insurance proceeds from policies covering the Company’s former Chairman.

NOTE 18 – TREASURY STOCK

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

On April 15, 2008, the Board of Directors authorized a program to repurchase up to one million shares of the Company’s common stock.  Under this authorization, the Company has the option to repurchase shares over time, with the amount and timing of repurchases depending on market conditions and corporate needs.  The Company entered into a Rule 10b5-1 plan to facilitate repurchases of its shares under this authorization.  A Rule 10b5-1 plan permits a company to repurchase shares at times when it might otherwise be prevented from doing so, provided the plan is adopted when the company is not aware of material non-public information.  The Company may suspend or discontinue the repurchase of stock at any time.  Under this share repurchase program, as of January 31, 2009, the Company had repurchased a total of 937,360 shares of common stock in the open market during the first and second quarters of fiscal 2009 at a total cost of approximately $19.5 million or $20.79 per share.  During the 12 months ended January 31, 2010, the Company did not repurchase shares of common stock under this plan.

An aggregate of 344,614 shares have been repurchased during the twelve months ended January 31, 2010 as a result of the surrender of shares in connection with the vesting of certain stock awards and the exercise of certain stock options.  At the election of an employee, upon the vesting of a stock award or the exercise of a stock option, shares having an aggregate value on the vesting or exercise date, as the case may be, equal to the employee’s withholding tax obligation may be surrendered to the Company by netting them from the vested shares issued.  Similarly, shares having an aggregate value equal to the exercise price of an option may be tendered to the Company in payment of the option exercise price and netted from the shares issued upon the option exercise.

NOTE 19 – STREAMLINING INITIATIVES

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

A summary rollforward of severance related accruals is as follows (in thousands):

Severance related
Balance at January 31, 2009	$4,409
Provision charged	-
Severance paid	(4,409)
Balance at January 31, 2010	$-

Schedule II

MOVADO GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)

Description	Balance at beginning of year	Net provision charged to operations	Currency revaluation	Net write-offs	Balance at end of year

Year ended January 31, 2010:
Doubtful accounts, returns and allowances	$19,598	$27,980	$436	$(27,774)	$20,240

Year ended January 31, 2009:
Doubtful accounts, returns and allowances (1)	$36,348	$35,628	$(456)	$(51,922)	$19,598

Year ended January 31, 2008:
Doubtful accounts, returns and allowances (1)	$26,079	$49,091	$657	$(39,479)	$36,348

(1) The net write-offs in fiscal 2009 and net provision charged to operations in fiscal 2008 include a non-cash charge of $11.0 million, related to the closing of certain wholesale customer doors in the U.S.

Description	Balance at beginning of year	Net provision charged to operations	Currency revaluation	Net write-offs	Balance at end of year

Year ended January 31, 2010:
Inventory reserve (2)	$15,964	$10,710	$1,138	$(2,025)	$25,787

Year ended January 31, 2009:
Inventory reserve	$21,170	$2,282	$(737)	$(6,751)	$15,964

Year ended January 31, 2008:
Inventory reserve (3)	$48,575	$2,809	$3,754	$(33,968)	$21,170

(2) In fiscal 2010, the Company recorded a non-cash inventory reserve of $8.8 million primarily for excess non-core components.
(3) The inventory reserve net write-offs in fiscal 2008 were the result of efforts to cleanse discontinued component and watch inventory by scrapping the product, resulting in a reduction to existing reserves with no impact to the Consolidated Statement of Income.

Description	Balance at beginning of year	Net provision / (benefit) to operations	Currency revaluation	Adjustment	Balance at end of year

Year ended January 31, 2010:
Deferred tax asset valuation (4)	$7,641	$28,529	$544	$(2,266)	$34,448

Year ended January 31, 2009:
Deferred tax asset valuation (5)	$10,689	$(2,625)	$(588)	$165	$7,641

Year ended January 31, 2008:
Deferred tax asset valuation (6)	$16,741	$(7,407)	$2,391	$(1,036)	$10,689

(4) The detail of adjustments is as follows:		(5) The detail of adjustments is as follows:
Ebel NOL’s expired	$(2,639)	Prior year adjustments	$164
Prior year adjustments and tax rate changes	(78)	Statutory tax rate changes	1
OCI Adjustments	451		$165
	$(2,266)

(6) The detail of adjustments is as follows:
Statutory tax rate changes	$(731)
Ebel NOL’s expired	(609)
Prior year adjustments	304
$(1,036)

S-1