Form 10-Q
period 2010-04-30
MOVADO GROUP INC
filed 2010-05-27
CIK 72573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          For the transition period from     to

Commission File Number: 1-16497

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

The number of shares outstanding of the registrant's Common Stock and Class A Common Stock as of May 18, 2010 were 18,047,911 and 6,634,319, respectively.

MOVADO GROUP, INC.

Index to Quarterly Report on Form 10-Q
April 30, 2010

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

MOVADO GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)
	April 30, 2010	January 31, 2010	April 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$62,020	$70,975	$74,568
Trade receivables, net	58,666	67,206	66,110
Inventories, net	204,613	204,096	240,274
Other current assets	40,873	38,014	55,511
Total current assets	366,172	380,291	436,463

Property, plant and equipment, net	41,764	47,394	62,903
Deferred income taxes	12,195	12,347	23,215
Other non-current assets	30,348	29,345	31,357
Total assets	$450,479	$469,377	$553,938

LIABILITIES AND EQUITY
Current liabilities:
Loans payable to banks	$-	$-	$40,000
Current portion of long-term debt	-	-	25,000
Accounts payable	18,759	22,661	19,408
Accrued liabilities	35,621	35,161	46,092
Deferred and current income taxes payable	523	541	433
Total current liabilities	54,903	58,363	130,933

Long-term debt	10,000	10,000	-
Deferred and non-current income taxes payable	7,944	7,874	6,527
Other non-current liabilities	22,668	21,688	19,975
Total liabilities	95,515	97,925	157,435

Commitments and contingencies (Note 8)

Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	-	-	-
Common Stock, $0.01 par value, 100,000,000 shares authorized; 25,216,133, 25,134,084 and 24,634,699 shares issued, respectively	252	251	246
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,634,319, 6,634,319 and 6,634,319 shares issued and outstanding, respectively	66	66	66
Capital in excess of par value	138,810	138,076	132,374
Retained earnings	255,145	265,856	310,518
Accumulated other comprehensive income	60,789	67,390	49,117
Treasury Stock, 7,174,049, 7,171,348 and 6,832,417 shares, respectively, at cost	(102,103)	(102,071)	(97,415)
Total Movado Group, Inc. shareholders’ equity	352,959	369,568	394,906
Noncontrolling interests	2,005	1,884	1,597
Total equity	354,964	371,452	396,503
Total liabilities and equity	$450,479	$469,377	$553,938

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended April 30,
	2010	2009

Net sales	$78,888	$67,575
Cost of sales	34,683	31,881

Gross profit	44,205	35,694
Selling, general and administrative	53,632	48,142

Operating loss	(9,427)	(12,448)

Interest expense	(672)	(544)
Interest income	27	51

Loss before income taxes and noncontrolling interests	(10,072)	(12,941)
Provision / (benefit) for income taxes (Note 9)	417	(3,028)
Net loss	(10,489)	(9,913)
Less: Net income attributed to noncontrolling interests	222	50
Net loss attributed to Movado Group, Inc.	$(10,711)	$(9,963)

Basic loss per share:
Net loss per share	$(0.43)	$(0.41)
Weighted basic average shares outstanding	24,670	24,464

Diluted loss per share:
Net loss per share	$(0.43)	$(0.41)
Weighted diluted average shares outstanding	24,670	24,464

Dividends per share	$0.00	$0.00

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended April 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(10,489)	$(9,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,854	4,883
Deferred income taxes	59	(11)
Provision for losses on accounts receivable	301	433
Provision for losses on inventory	225	228
Impairment of long-lived assets	3,432	-
Stock-based compensation	401	664
Excess tax from stock-based compensation	-	105
Changes in assets and liabilities:
Trade receivables	7,914	10,700
Inventories	(4,372)	(9,282)
Other current assets	(3,582)	(7,276)
Accounts payable	(3,675)	(1,530)
Accrued liabilities	1,051	(102)
Current income taxes payable	8	(81)
Other non-current assets	(1,980)	2,220
Other non-current liabilities	978	(2,485)
Net cash used in operating activities	(5,875)	(11,447)

Cash flows from investing activities:
Capital expenditures	(1,480)	(1,193)
Trademarks	(158)	-
Net cash used in investing activities	(1,638)	(1,193)

Cash flows from financing activities:
Proceeds from bank borrowings	15,000	-
Repayments of bank borrowings	(15,000)	-
Stock options exercised and other changes	302	(26)
Excess tax from stock-based compensation	-	(105)
Dividends paid	-	(1,220)
Net cash provided by / (used in) financing activities	302	(1,351)

Effect of exchange rate changes on cash and cash equivalents	(1,744)	1,938

Net decrease in cash and cash equivalents	(8,955)	(12,053)

Cash and cash equivalents at beginning of period	70,975	86,621

Cash and cash equivalents at end of period	$62,020	$74,568

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Movado Group, Inc. (the “Company”) in a manner consistent with that used in the preparation of the consolidated financial statements included in the Company’s fiscal 2010 Annual Report filed on Form 10-K.  In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial position and results of operations for the periods presented.  These consolidated financial statements should be read in conjunction with the aforementioned Annual Report.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

NOTE 1 – RECLASSIFICATIONS AND REVISIONS

Certain reclassifications were made to prior year’s financial statement amounts and related note disclosures to conform to the fiscal 2011 presentation.  During the first quarter of fiscal 2010, the Company had accounted for certain items within inventory and cost of sales which resulted in an overstatement of gross profit by $1.3 million for the three months ended April 30, 2009.  Such amounts were not material to the previously issued financial statements.  As a result, the Company has revised the April 30, 2009 financial statements for the overstatement of gross margin and its related tax effects.

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of April 30, 2010 (in thousands):

	Fair Value at April 30, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$245	$-	$-	$245
SERP assets - employer	491	-	-	491
SERP assets - employee	14,053	-	-	14,053
Hedge derivatives	-	9	-	9
Total	$14,789	$9	$-	$14,798

Liabilities:
SERP liabilities - employee	$14,053	$-	$-	$14,053
Hedge derivatives	-	1,231	-	1,231
Total	$14,053	$1,231	$-	$15,284

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

NOTE 3 – EQUITY AND COMPREHENSIVE LOSS

The components of equity for the three months ended April 30, 2010 and 2009 are as follows (in thousands):

	Movado Group, Inc. Shareholders’ Equity
						Accumulated
		Class A	Capital in			Other
	Common	Common	Excess of	Retained	Treasury	Comprehensive	Noncontrolling
	Stock	Stock	Par Value	Earnings	Stock	Income	Interests	Total
Balance, January 31, 2010	$ 251	$ 66	$138,076	$265,856	($102,071)	$67,390	$1,884	$371,452
Net (loss) / income				(10,711)			222	(10,489)
Stock options exercised, net of tax	1		333		(32)			302
Stock-based compensation expense			401					401
Net unrealized gain on investments						58		58
Effective portion of unrealized loss on hedging contracts						(141)		(141)
Foreign currency translation adjustment						(6,518)	(101)	(6,619)
Balance, April 30, 2010	$252	$ 66	$138,810	$255,145	($102,103)	$60,789	$2,005	$354,964

	Movado Group, Inc. Shareholders’ Equity
						Accumulated
		Class A	Capital in			Other
	Common	Common	Excess of	Retained	Treasury	Comprehensive	Noncontrolling
	Stock	Stock	Par Value	Earnings	Stock	Income	Interests	Total
Balance, January 31, 2009	$246	$ 66	$131,796	$320,481	($97,371)	$44,041	$1,506	$400,765
Net (loss) / income				(9,963)			50	(9,913)
Stock options exercised, net of tax			82		(44)			38
Stock-based compensation expense			664					664
Supplemental executive retirement plan			(168)					(168)
Net unrealized gain on investments						44		44
Effective portion of unrealized loss on hedging contracts						(58)		(58)
Foreign currency translation adjustment						5,090	41	5,131
Balance, April 30, 2009	$246	$ 66	$132,374	$310,518	($97,415)	$49,117	$1,597	$396,503

The components of comprehensive loss for the three months ended April 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended April 30,
	2010	2009

Net loss	$(10,489)	$(9,913)
Net unrealized gain on investments, net of tax	58	44
Net change in effective portion of hedging contracts, net of tax	(141)	(58)
Foreign currency translation adjustments (1)	(6,619)	5,131
Comprehensive loss	(17,191)	(4,796)
Less: Comprehensive income attributable to noncontrolling interests	121	91
Total comprehensive loss attributable to Movado Group, Inc.	$(17,312)	$(4,887)

(1) The foreign currency translation adjustments are tax-effected  to the extent they relate to non permanent investments in foreign subsidiaries..

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

Operating Segment Data for the Three Months Ended April 30, 2010 and 2009 (in thousands):

	Net Sales		Operating Loss
	2010	2009	2010	2009

Wholesale	$63,769	$51,829	$(3,984)	$(9,549)
Retail	15,119	15,746	(5,443)	(2,899)
Consolidated total	$78,888	$67,575	$(9,427)	$(12,448)
	Total Assets
	April 30, 2010	January 31, 2010	April 30, 2009

Wholesale	$418,000	$435,432	$508,158
Retail	32,479	33,945	45,780
Consolidated total	$450,479	$469,377	$553,938

Geographic Segment Data for the Three Months Ended April 30, 2010 and 2009 (in thousands):

	Net Sales		Operating (Loss) Income
	2010	2009	2010	2009

United States	$45,129	$38,465	$(10,592)	$(15,224)
International	33,759	29,110	1,165	2,776
Consolidated total	$78,888	$67,575	$(9,427)	$(12,448)

United States and International net sales are net of intercompany sales of $43.3 million and $48.7 million for the three months ended April 30, 2010 and 2009, respectively.

	Total Assets
	April 30, 2010	January 31, 2010	April 30, 2009

United States	$187,664	$204,836	$271,914
International	262,815	264,541	282,024
Consolidated total	$450,479	$469,377	$553,938

	Long-Lived Assets
	April 30, 2010	January 31, 2010	April 30, 2009

United States	$31,442	$36,000	$47,748
International	10,322	11,394	15,155
Consolidated total	$41,764	$47,394	$62,903

NOTE 5 – INVENTORIES, NET

Inventories consist of the following (in thousands):
	April 30, 2010	January 31, 2010	April 30, 2009

Finished goods	$126,511	$128,334	$160,080
Component parts	56,667	55,077	60,931
Work-in-process	21,435	20,685	19,263
	$204,613	$204,096	$240,274

NOTE 6 – DEBT AND LINES OF CREDIT

On July 17, 2009, the Company, together with Movado Group Delaware Holdings Corporation, Movado Retail Group, Inc. and Movado LLC (together with the Company, the “Borrowers”), each a wholly owned domestic subsidiary of the Company, entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Bank of America, N.A. and Bank Leumi USA, as lenders, and Bank of America, N.A., as agent (in such capacity, the “Agent”).  The Loan Agreement provides a $55.0 million asset based senior secured revolving credit facility (the “Facility”), including a $15.0 million letter of credit subfacility.  The maturity date of the Facility is June 5, 2012.

Availability under the Facility is determined by reference to a borrowing base which is based on the sum of a percentage of eligible accounts receivable and eligible inventory of the Borrowers.  $10.0 million in availability is blocked until the date (the “Block Release Date”) on which the Borrowers have achieved for a four fiscal quarter period a consolidated fixed charge coverage ratio of at least 1.25 to 1.0 and have domestic EBITDA greater than $10.0 million.  The availability block must remain in place for at least one year. The amount of the availability block will be reduced by the amount by which the borrowing base exceeds $55.0 million, up to a maximum reduction of $5.0 million.  Availability under the Facility may be further reduced by certain reserves established by the Agent in its good faith credit judgment.  As of April 30, 2010, total availability under the Facility, giving effect to the availability block and the $10.0 million outstanding under the Facility and the letters of credit, was $32.1 million.

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

Prior to the Block Release Date, if borrowing availability is less than $10.0 million (which threshold may be reduced to the extent the borrowing base exceeds $55.0 million, up to a maximum $5.0 million reduction), the Borrowers will be subject to a minimum EBITDA covenant.  After the Block Release Date, the Borrowers will be subject to a minimum EBITDA covenant if borrowing availability is less than $15.0 million.  As of April 30, 2010, the Borrowers were not subject to the minimum EBITDA covenant.

In addition, after the Block Release Date, if borrowing availability is less than $15.0 million, the Borrowers will be subject to a minimum fixed charge coverage ratio.

The Borrowers’ deposit accounts will be subject to cash dominion prior to the Block Release Date if borrowing availability is less than $7.5 million, but such threshold may be reduced to the extent the borrowing base exceeds $55.0 million, up to a maximum $5.0 million reduction.  After the Block Release Date, cash dominion will be imposed if borrowing availability is less than $15.0 million.  As of April 30, 2010, the Borrowers were not subject to cash dominion nor do the Borrowers expect to be subject to such a requirement in the foreseeable future.

The Loan Agreement contains affirmative and negative covenants binding on the Borrowers and their subsidiaries that are customary for asset based facilities, including, but not limited to, restrictions and limitations on the incurrence of debt for borrowed money and liens, dispositions of assets, capital expenditures, dividends and other payments in respect of equity interests, the making of loans and equity investments, prepayments of subordinated and certain other debt, mergers, consolidations, liquidations and dissolutions, and transactions with affiliates.

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

The borrowings under the Facility are joint and several obligations of the Borrowers and also cross-guaranteed by each Borrower.  In addition, the Borrowers’ obligations under the Facility are secured by first priority liens, subject to permitted liens, on substantially all of the Borrowers’ U.S. assets (other than certain excluded assets).

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank.  As of April 30, 2010 and 2009, these lines of credit totaled 10.0 million Swiss francs and 8.0 million Swiss francs, respectively, with U.S. dollar equivalents of $9.2 million and $7.0 million, respectively.  As of April 30, 2010, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries with U.S. dollar equivalents of $1.5 million in various foreign currencies.  As of April 30, 2010, there were no outstanding borrowings against these lines.

NOTE 7 – EARNINGS PER SHARE

The Company presents net income per share on a basic and diluted basis.  Basic earnings per share are computed using weighted-average shares outstanding during the period.  Diluted earnings per share are computed using the weighted-average number of shares outstanding adjusted for dilutive common stock equivalents.

The weighted-average number of shares outstanding for basic earnings per share was 24,670,000 and 24,464,000 for the three months ended April 30, 2010 and 2009, respectively.  For the three months ended April 30, 2010 and 2009, the number of shares outstanding for diluted earnings per share was the same as the basic earnings per share because the Company generated a net loss.

For the three months ended April 30, 2010 and April 30, 2009, approximately 812,000 and 2,150,000 of potentially dilutive common stock equivalents, respectively, were excluded from the computation of dilutive earnings per share because their effect would have been antidilutive.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

At April 30, 2010, the Company had outstanding letters of credit totaling $2.3 million with expiration dates through March 10, 2013.  Two banks in the domestic bank group have issued 14 irrevocable standby letters of credit for retail and operating facility leases to various landlords, for the administration of the Movado boutique private-label credit card and Canadian payroll to the Royal Bank of Canada.

As of April 30, 2010, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $1.5 million in various foreign currencies.

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

NOTE 9 – INCOME TAXES

The Company recorded a tax expense of $0.4 million and a tax benefit of $3.0 million for the three months ended April 30, 2010 and 2009, respectively.  The effective tax rate for the three month period ended April 30, 2010 was (4.14%) including additions of $3.7 million to valuation allowances on net deferred tax assets.  The effective tax rate for the three months ended April 30, 2009 was 23.4%.

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS

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

As of April 30, 2010, the Company’s entire net forward contracts hedging portfolio consisted of 42.0 million Swiss francs equivalent for various expiry dates ranging through October 26, 2010.

The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives designated as hedging instruments under the relevant accounting guidance and derivatives not designated as hedging instruments under the relevant guidance as of April 30, (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance	2010	2009	Balance	2010	2009
	Sheet	Fair	Fair	Sheet	Fair	Fair
	Location	Value	Value	Location	Value	Value
Derivatives designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$-	$236	Accrued Liabilities	$-	$-

Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$9	$385	Accrued Liabilities	$1,231	$467

Total Derivative Instruments		$9	$621		$1,231	$467

As of April 30, 2010, the balance of deferred net gains on derivative financial instruments documented as cash flow hedges included in accumulated other comprehensive income (“AOCI”) was $0.4 million in net losses, net of tax of $1.0 million, compared to $1.4 million in net gains, net of tax of $0.9 million at April 30, 2009. The Company estimates that a substantial portion of the deferred net gains at April 30, 2010 will be realized into earnings over the next 12 to 24 months as a result of transactions that are expected to occur over that period. The primary underlying transaction which will cause the amount in AOCI to affect cost of goods sold consists of the Company’s sell through of inventory purchased in Swiss francs. The maximum length of time the Company is hedging its exposure to the fluctuation in future cash flows for forecasted transactions is 24 months. For the three months  ended April 30, 2010 and 2009, the Company reclassified from AOCI to earnings $0.1 million of net gains, net of tax of $0.1 million and $0.3 million of net gains, net of tax of $0.2 million, respectively.

During the three months ended April 30, 2010 and 2009, the Company recorded no charge related to its assessment of the effectiveness of its derivative hedge portfolio because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged.  Changes in the contracts’ fair value due to spot-forward differences are excluded from the designated hedge relationship.  The Company records these transactions in the cost of sales of the Consolidated Statements of Income.

NOTE 11 - SUBSEQUENT EVENTS

On May 27, 2010, the Company announced that its subsidiary, Movado Retail Group, Inc., is closing its Movado boutique division effective June 30, 2010.  All of the boutiques (the “Boutiques”) are located in the United States.  It is expected that the Company will incur a charge of approximately $25 million in connection with the closing of the Boutiques.  This charge is comprised of lease termination expenses, severance and related expenses and other costs, including a $3.4 million non-cash charge related to the write-off of the remaining long-lived assets.  As a result of this decision, it was determined that the carrying value of the long-lived assets at the store level with respect to this division were not recoverable, resulting in the $3.4 million non-cash impairment charge, which was recorded in SG&A expenses for the three months ended April 30, 2010.  Also as a result of this decision the Company now intends to repatriate approximately $15 million of foreign earnings previously considered permanently reinvested.   The recording of a net deferred tax liability of approximately $4.1 million on the planned earnings repatriation was fully offset by a reduction in the current period charge to record a valuation allowance on the increase in U.S. deferred tax assets.

Beginning in the second quarter of fiscal 2011, the financial results of the Boutiques are expected to be reported as discontinued operations and presented in a separate section on the face of the financial statements for all periods presented.  The Company’s 31 outlet locations, which are the Company’s primary vehicle for selling discontinued models and factory seconds for all of its brands, will remain open and will continue to be reported in continuing operations.

 Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q, including, without limitation, statements under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as statements in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, forecasts and projections about the Company, its future performance, the industry in which the Company operates and management’s assumptions. Words such as “expects”, “anticipates”, “targets”, “goals”, “projects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should” and variations of such words and similar expressions are also intended to identify such forward-looking statements. The Company cautions readers that forward-looking statements include, without limitation, those relating to the Company’s future business prospects, projected operating or financial results, revenues, working capital, liquidity, capital needs, plans for future operations, expectations regarding capital expenditures and operating expenses, effective tax rates, margins, interest costs, and income as well as assumptions relating to the foregoing.  Forward-looking statements are subject to certain risks and uncertainties, some of which cannot be predicted or quantified.  Actual results and future events could differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company’s reports filed with the SEC including, without limitation, the following: general economic and business conditions which may impact disposable income of consumers in the United States and the other significant markets where the Company’s products are sold, uncertainty regarding such economic and business conditions, trends in consumer debt levels and bad debt write-offs, general uncertainty related to possible terrorist attacks and the impact on consumer spending, changes in consumer preferences and popularity of particular designs, new product development and introduction, competitive products and pricing, seasonality, availability of alternative sources of supply in the case of the loss of any significant supplier, the loss of significant customers, the  Company’s dependence on key employees and officers, the ability to successfully integrate the operations of acquired businesses without disruption to other business activities, the continuation of licensing arrangements with third parties, the ability to secure and protect trademarks, patents and other intellectual property rights, the ability to lease new stores on suitable terms in desired markets and to complete construction on a timely basis, the ability of the Company to successfully implement its expense reduction plan, the continued availability to the Company of financing and credit on favorable terms, business disruptions, disease, the ability of the Company to successfully manage the discontinuation of the Movado boutiques business, general risks associated with doing business outside the United States including, without limitation, import duties, tariffs, quotas, political and economic stability, and success of hedging strategies with respect to currency exchange rate fluctuations.

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

Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and the results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s most critical accounting policies have been discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010.

As of April 30, 2010, except as noted below, there have been no material changes to any of the critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010.

In January 2010, the FASB issued new accounting guidance that requires the gross presentation of activity within the Level 3 fair value measurement roll forward and details of transfers in and out of Level 1 and 2 fair value measurements.  It also clarifies existing disclosure requirements regarding the level of disaggregation of fair value measurements and disclosures on inputs.  We adopted this new accounting guidance for the quarterly period ended April 30, 2010.  The adoption of this guidance did not have a material impact on our financial statements.

In the first quarter of 2010, we adopted new standards for determining whether to consolidate a variable interest entity. These new standards eliminated a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. The adoption of these new standards did not impact our consolidated statements of operations or balance sheets.

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

On May 27, 2010, the Company announced that its subsidiary, Movado Retail Group, Inc., is closing its Movado boutique division effective June 30, 2010.  All of the Boutiques are located in the United States.  It is expected that the Company will incur a charge of approximately $25 million in connection with the closing of the Boutiques.  This charge is comprised of lease termination expenses, severance and related expenses and other costs including a $3.4 million non-cash charge related to the impairment of the remaining long-lived assets (which was recorded in SG&A expenses for the three months ended April 30, 2010).  No significant net proceeds are expected from the sale of the assets of the Boutiques.  The Company expects to use its cash on hand to pay these expenses, including amounts from the repatriation of certain foreign earnings not deemed to be permanently reinvested and $15 million of earnings previously deemed permanently reinvested.  Beginning in the second quarter of fiscal 2011, the financial results of the Boutiques are expected to be reported as discontinued operations and presented in a separate section on the face of the financial statements for all periods presented.  The Company’s 31 outlet locations, which are the Company’s primary vehicle for selling discontinued models and factory seconds for all of its brands, will remain open and will continue to be reported in continuing operations.

Overview

The Company conducts its business primarily in two operating segments: Wholesale and Retail.  The Company’s Wholesale segment includes the designing, manufacturing and distribution of quality watches. The Retail segment includes the Movado boutiques and outlet stores.

The Company divides its watch business into distinct categories.  The luxury category consists of the Ebel® and Concord® brands.  The accessible luxury category consists of the Movado® and ESQ® by Movado brands.  The licensed brands category represents brands distributed under license agreements and includes Coach®, HUGO BOSS®, Juicy Couture®, Lacoste® and Tommy Hilfiger®.

Results of operations for the three months ended April 30, 2010 as compared to the three months ended April 30, 2009

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Three Months Ended April 30,
	2010	2009

Wholesale:
United States	$30,010	$22,719
International	33,759	29,110
Total Wholesale	63,769	51,829

Retail	15,119	15,746

Net Sales	$78,888	$67,575

Net sales for the three months ended April 30, 2010 were $78.9 million, above prior year by $11.3 million or 16.7%. Net sales for the three months ended April 30, 2009 included $4.3 million of liquidation of excess discontinued inventory.  Excluding the liquidation of excess discontinued inventory in the prior year period, net sales for the three months ended April 30, 2010 were above prior year by $15.6 million or 24.6%.  The Company is presenting net sales excluding sales of excess discontinued inventory because the Company believes that it is useful to eliminate the effect of this item in order to improve the comparability of the Company’s results for the periods presented.  As a result of the weaker average U.S. dollar during the three months ended April 30, 2010 when compared to the prior year period, and the resulting translation from the international subsidiaries’ financial results, the effect of foreign currency favorably impacted net sales in the three months ended April 30, 2010 by $1.4 million.

Net sales for the three months ended April 30, 2010 in the wholesale segment were $63.8 million, above prior year by $11.9 million or 23.0%.  Excluding $4.3 million of liquidation of excess discontinued inventory in the prior year period, net sales in the wholesale segment for the current period were above prior year by $16.2 million or 34.1%.  The increase in wholesale net sales was driven by growth in both the U.S. and international segments.

Net sales for the three months ended April 30, 2010 in the U.S. wholesale segment were $30.0 million, above prior year by $7.3 million or 32.1%.  Excluding $4.3 million of liquidation of excess discontinued inventory in the prior year period, net sales in the U.S. wholesale segment for the current period were above the prior year period by $11.6 million or 62.7%.  (The remaining discussion in this paragraph excludes the impact of the liquidation sales of excess discontinued inventory.)   The increase in U.S. wholesale net sales of $11.6 million was driven by increases in both the accessible luxury and licensed brands categories.  Net sales in the accessible luxury category were above the prior year period by $6.8 million or 74.1%.  Net sales in the licensed brands category were above the prior year period by $3.5 million or 57.6%.  Net sales in both the accessible luxury and licensed brands categories were favorably impacted as customers began to replenish their inventories after significant destocking in the prior year when they slowed replenishment and reduced open-to-buy levels as a result of the then deteriorating economy.  Net sales in the luxury category were above the prior year period by $0.5 million.

Net sales for the three months ended April 30, 2010 in the international wholesale segment were $33.8 million, above the prior year period by $4.6 million or 16.0%.  The increase in international wholesale net sales was driven by an increase in the licensed brands category, slightly offset by a decrease in the luxury category.  Net sales in the licensed brands category were above the prior year period by $5.0 million or 29.1%, primarily the  result of customer replenishment after an extended period of destocking.  Net sales in the luxury category were below the prior year period by $1.1 million or 19.9% as the relatively high priced watch offerings of the category continue to be negatively affected by the difficult international economic environment.  Net sales in the accessible luxury category were above the prior year period by $0.5 million or 11.4%.  As a result of the weaker average U.S. dollar during the three months ended April 30, 2010 when compared to the prior year period, and the resulting translation from the international subsidiaries’ financial results, the effect of foreign currency favorably impacted net sales in the three months ended April 30, 2010 by $1.4 million.

Net sales for the three months ended April 30, 2010 in the retail segment were $15.1 million, below prior year by $0.6 million or 4.0%.  Lower sales were recorded in both the Movado boutiques and the outlet stores, primarily as a result of the closing of three stores that were open during the prior year period.  As of April 30, 2010, the Company operated 31 outlet stores and 27 Movado boutiques.

Gross Profit.  Gross profit for the three months ended April 30, 2010 was $44.2 million or 56.0% of net sales as compared to $35.7 million or 52.8% of net sales for the three months ended April 30, 2009.  The increase in gross profit of $8.5 million was primarily attributed to the increase in sales volume.  The gross margin percentage for the three months ended April 30, 2010 was unfavorably impacted by  a shift in channel and product mix as well as fluctuations in currency.   In addition, the gross margin percentage during the three months ended April 30, 2009 was unfavorably impacted by 480 basis points resulting from the $4.3 million of sales of excess discontinued inventory.

Selling, General and Administrative  (“SG&A”). SG&A expenses for the three months ended April 30, 2010 were $53.6 million as compared to $48.1 million for the three months ended April 30, 2009, representing an increase of $5.5 million or 11.4%.  The increase in SG&A expenses included higher marketing expense of $3.4 million resulting from the Company’s decision to increase investment in this area to elevate its brands’ connection with consumers and to drive sales growth.  The Company decided that it will be closing its Movado boutique division effective June 30, 2010.  As a result of this decision, it was determined that the carrying value of the long-lived assets with respect to this division were not recoverable, resulting in a $3.4 million non-cash impairment charge recorded in SG&A expenses for the three months ended April 30, 2010.  Additionally, as a result of the weaker average U.S. dollar when compared to the prior year period and the translation of the Company’s foreign subsidiaries’ results, the effect of foreign currency unfavorably impacted SG&A expenses for the three months ended April 30, 2010 by $2.3 million.  These expense increases were partially offset by a reduction in payroll and related expenses of $2.0 million, primarily as a result of management reorganizations, and lower depreciation expense of $1.1 million, primarily resulting from the write-down of long-lived assets at the end of the 2010 fiscal year related to certain Movado boutiques and trade booths for the Basel fair.

Wholesale Operating Loss.  Operating losses of $4.0 million and $9.5 million were recorded in the wholesale segment for the three months ended April 30, 2010 and April 30, 2009, respectively.  The $5.5 million decrease in losses was the net result of an increase in gross profit of $8.6 million, which was partially offset by an increase in SG&A expenses of $3.1 million.  The increase in gross profit of $8.6 million was primarily attributed to the increase in sales year-over-year.  The increase in SG&A expenses of $3.1 million was driven by higher marketing expenses of $3.3 million and the unfavorable impact of foreign currency of $2.3 million when compared to the prior year period.  These increases were partially offset by a decrease in payroll and related expenses of $1.8 million primarily resulting from management reorganizations and lower depreciation expense of $0.3 million primarily resulting from the write-down of long-lived assets in the 2010 fiscal year related to trade booths for the Basel fair.

Retail Operating Loss.  Operating losses of $5.4 million and $2.9 million were recorded in the retail segment for the three months ended April 30, 2010 and 2009, respectively.  The $2.5 million increase in the loss was primarily the result of an increase in SG&A expenses of $2.4 million.  The increase in SG&A expenses was primarily due to the $3.4 million non-cash impairment charge related to certain Movado boutiques recorded during the three months ended April 30, 2010.  This was partially offset by lower depreciation expense of $0.8 million primarily resulting from the write-down of long-lived assets in the 2010 fiscal year related to certain Movado boutiques.

Interest Expense.  Interest expense for the three months ended April 30, 2010 and 2009 was $0.7 million and $0.5 million, respectively.  The increase in interest expense was primarily the result of an increase in recognized deferred financing costs of $0.2 million associated with the Company’s line of credit entered into during the second quarter of the 2010 fiscal year.

Interest Income.  Interest income was $0.1 million for both three month periods ended April 30, 2010 and 2009.

Income Taxes.  The Company recorded a tax expense of $0.4 million and a tax benefit of $3.0 million for the three months ended April 30, 2010 and 2009, respectively.  The effective tax rate for the three month period ended April 30, 2010 was (4.14%) including additions of $3.7 million to valuation allowances on net deferred tax assets.  The effective tax rate for the three months ended April 30, 2009 was 23.4%.

Net Loss Attributed to Movado Group, Inc.  For the three months ended April 30, 2010 and 2009, the Company recorded a net loss of $10.7 million and $10.0 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $5.9 million and $11.4 million for the three months ended April 30, 2010 and 2009, respectively.  The cash used in operating activities for the three months ended April 30, 2010 was primarily the result of a net loss for the period and an inventory build of $4.4 million, which was partially offset by a reduction in accounts receivable of $7.9 million.  The cash used in operating activities for the three months ended April 30, 2009 was primarily the result of a net loss for the period and an inventory build of $9.3 million, which was partially offset by a reduction in accounts receivable of $10.7 million.  The inventory build in the current year period reflects the historical pattern of the Company funding its working capital needs based on the seasonal nature of the business.  The increase in inventory in the prior period resulted from unanticipated sales declines as a result of the difficult global economic environment at that time.  Due to required lead times, orders were placed well in advance of the economic downturn.

Cash used in investing activities amounted to $1.6 million and $1.2 million for the three months ended April 30, 2010 and 2009, respectively.  The cash used during both periods consisted of capital expenditures which included the acquisition and integration of computer hardware and software in conjunction with the SAP enterprise resource planning system, as well as spending for tooling and design.

Cash provided by financing activities amounted to $0.3 million for the three months ended April 30, 2010 compared to cash used of $1.4 million for the three months ended April 30, 2009.  Cash provided by financing activities for the period was the result of stock option exercises for the quarter.  Cash used in financing activities for the prior period was primarily to pay dividends that were declared in the fourth quarter of fiscal year 2009.

On July 17, 2009, the Company, together with Movado Group Delaware Holdings Corporation, Movado Retail Group, Inc. and Movado LLC (together with the Company, the “Borrowers”), each a wholly- owned domestic subsidiary of the Company, entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Bank of America, N.A. and Bank Leumi USA, as lenders, and Bank of America, N.A., as agent (in such capacity, the “Agent”).  The Loan Agreement provides a $55.0 million asset based senior secured revolving credit facility (the “Facility”), including a $15.0 million letter of credit subfacility.  The maturity date of the Facility is June 5, 2012.

Availability under the Facility is determined by reference to a borrowing base which is based on the sum of a percentage of eligible accounts receivable and eligible inventory of the Borrowers.  $10.0 million in availability is blocked until the date (the “Block Release Date”) on which the Borrowers have achieved for a four fiscal quarter period a consolidated fixed charge coverage ratio of at least 1.25 to 1.0 and have domestic EBITDA greater than $10.0 million.  The availability block must remain in place for at least one year. The amount of the availability block will be reduced by the amount by which the borrowing base exceeds $55.0 million, up to a maximum reduction of $5.0 million.  Availability under the Facility may be further reduced by certain reserves established by the Agent in its good faith credit judgment.  As of April 30, 2010, total availability under the Facility, giving effect to the availability block and the $10.0 million outstanding under the Facility and the letters of credit, was $32.1 million.

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

Prior to the Block Release Date, if borrowing availability is less than $10.0 million (which threshold may be reduced to the extent the borrowing base exceeds $55.0 million, up to a maximum $5.0 million reduction), the Borrowers will be subject to a minimum EBITDA covenant.  After the Block Release Date, the Borrowers will be subject to a minimum EBITDA covenant if borrowing availability is less than $15.0 million.  As of April 30, 2010, the Borrowers were not subject to the minimum EBITDA covenant.

In addition, after the Block Release Date, if borrowing availability is less than $15.0 million, the Borrowers will be subject to a minimum fixed charge coverage ratio.

The Borrowers’ deposit accounts will be subject to cash dominion prior to the Block Release Date if borrowing availability is less than $7.5 million, but such threshold may be reduced to the extent the borrowing base exceeds $55.0 million, up to a maximum $5.0 million reduction.  After the Block Release Date, cash dominion will be imposed if borrowing availability is less than $15.0 million.  As of April 30, 2010, the Borrowers were not subject to cash dominion nor do the Borrowers expect to be subject to such a requirement in the foreseeable future.

The Loan Agreement contains affirmative and negative covenants binding on the Borrowers and their subsidiaries that are customary for asset based facilities, including, but not limited to, restrictions and limitations on the incurrence of debt for borrowed money and liens, dispositions of assets, capital expenditures, dividends and other payments in respect of equity interests, the making of loans and equity investments, prepayments of subordinated and certain other debt, mergers, consolidations, liquidations and dissolutions, and transactions with affiliates.

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

The borrowings under the Facility are joint and several obligations of the Borrowers and also cross-guaranteed by each Borrower.  In addition, the Borrowers’ obligations under the Facility are secured by first priority liens, subject to permitted liens, on substantially all of the Borrowers’ U.S. assets (other than certain excluded assets).

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank.  As of April 30, 2010 and 2009, these lines of credit totaled 10.0 million Swiss francs and 8.0 million Swiss francs, respectively, with U.S. dollar equivalents of $9.2 million and $7.0 million, respectively.  As of April 30, 2010, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries with U.S. dollar equivalents of $1.5 million in various foreign currencies.  As of April 30, 2010, there were no outstanding borrowings against these lines.

On April 9, 2009, the Company announced that its Board of Directors decided to discontinue the quarterly cash dividend.  This decision was based on the Company’s desire to retain capital during the current challenging economic environment.  Under the Amended Loan Agreement, dividends are prohibited until certain financial performance measures are achieved.  In that event, the Board of Directors will evaluate the reinstitution of a quarterly dividend assuming the Company has returned to an appropriate level of profitability.  The Company paid a cash dividend of $0.05 per share, or approximately $1.2 million, for the period ended April 30, 2009 (which was declared in the prior year).  No cash dividend was paid in the quarter ended April 30, 2010.

Cash at April 30, 2010 amounted to $62.0 million compared to $74.6 million at April 30, 2009.  The decrease in cash is primarily the result of cash used to fund operations and to pay down debt.

On May 27, 2010, the Company announced that its subsidiary, Movado Retail Group, Inc., is closing its Movado boutique division effective June 30, 2010.  It is expected that the Company will incur a charge of approximately $25 million in connection with the closing of the Boutiques.  This charge is comprised of lease termination expenses, severance and related expenses and other costs including a $3.4 million non-cash charge related to the write-off of the remaining long-lived assets (which was recorded in SG&A expenses for the three months ended April 30, 2010).  No significant proceeds are expected from the sale of the assets of the Boutiques.  The Company expects to use its cash on hand to pay these expenses, including amounts from the repatriation of certain foreign earnings not deemed to be permanently reinvested.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency  Risk

The Company’s primary market risk exposure relates to foreign currency exchange risk  A significant portion of the Company’s purchases are denominated in Swiss francs.  The Company reduces its exposure to the Swiss franc exchange rate risk through a hedging program.  Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets.  In the event these exposures do not offset, the Company uses various derivative financial instruments to further reduce the net exposures to currency fluctuations, predominately forward and option contracts.  When entered into, the Company designates and documents these derivative instruments as a cash flow hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions.  Changes in the fair value of a derivative that is designated and documented as a cash flow hedge and is highly effective, are recorded in other comprehensive income until the underlying transaction affects earnings, and then are later reclassified into earnings in the same account as the hedged transaction.  The earnings impact is partially offset by the effects of currency movements on the underlying hedged transactions.  If the Company does not engage in a hedging program, any change in the Swiss franc to local currency would have an equal effect on the Company’s cost of sales.

The Company uses forward exchange contracts to offset its exposure to certain foreign currency liabilities. These forward contracts are not designated as qualified hedges and, therefore, changes in the fair value of these derivatives are recognized into earnings, thereby offsetting the current earnings effect of the related foreign currency liabilities.

As of April 30, 2010, the Company’s entire net forward contracts hedging portfolio consisted of 42.0 million Swiss francs equivalent for various expiry dates ranging through October 26, 2010 compared to a portfolio of 69.0 million Swiss francs equivalent for various expiry dates ranging through November 19, 2009 as of April 30, 2009.  If the Company were to settle its Swiss franc forward contracts at April 30, 2010, the net result would be a loss of $0.8 million, net of tax benefit of $0.4 million.  The Company had no Swiss franc option contracts related to cash flow hedges as of April 30, 2010 and April 30, 2009, respectively.

The Company’s Board of Directors authorized the hedging of the Company’s Swiss franc denominated investment in its wholly-owned Swiss subsidiaries using purchase options under certain limitations. These hedges are treated as net investment hedges under the relevant accounting guidance regarding derivative instruments.  As of April 30, 2010 and 2009, the Company did not hold a purchased option hedge portfolio related to net investment hedging.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices, primarily related to gold used in the manufacturing of the Company’s watches.  Under its hedging program, the Company can purchase various commodity derivative instruments, primarily future contracts.  These derivatives are documented as qualified cash flow hedges, and gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases.  The Company did not hold any futures contracts in its gold hedge portfolio related to cash flow hedges as of April 30, 2010 and 2009, thus any changes in the gold price will have an equal effect on the Company’s cost of sales.

Debt and Interest Rate Risk

The Company has certain debt obligations with variable interest rates, which are based on LIBOR plus a fixed additional interest rate.  The Company does not hedge these interest rate risks.  The Company also has certain debt obligations with fixed interest rates.  The differences between the market based interest rates at April 30, 2010, and the fixed rates were unfavorable.  The Company believes that a 1% change in interest rates would affect the Company’s net income by approximately $0.1 million.  For additional information concerning potential changes to future interest obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting during the three months ended April 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                  Legal Proceedings

The Company is involved in pending legal proceedings and claims in the ordinary course of business.  Although the outcome of such matters cannot be determined with certainty, the Company’s general counsel and management believe that the final outcome of currently pending legal proceedings, individually or in aggregate, would not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 1A.                 Risk Factors

As of April 30, 2010, there have been no material changes to any of the risk factors previously reported in the Annual Report on Form 10-K for the fiscal year ended January 31, 2010.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

On April 15, 2008, the Board of Directors authorized repurchase up to one million shares of the Company’s Common Stock.  Under this authorization, the Company has the option to repurchase shares over time, with the amount and timing of repurchases depending on market conditions and corporate needs.  The Company entered into a Rule 10b5-1 plan to facilitate repurchases of its shares under this authorization.  A Rule 10b5-1 plan permits a company to repurchase shares at times when it might otherwise be prevented from doing so, provided the plan is adopted when the company is not aware of material non-public information.  The Company may suspend or discontinue the repurchase of stock at any time.  Under this share repurchase program, the Company had repurchased a total of 937,360 shares of Common Stock in the open market during the first and second quarters of fiscal year 2009 at a total cost of approximately $19.5 million or $20.79 per share.  During the three months ended April 30, 2010, the Company has not repurchased shares of Common Stock.

An aggregate of 2,701 shares have been repurchased during the three months ended April 30, 2010 as a result of the surrender of shares in connection with the vesting of certain restricted stock awards.  At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

The following table summarizes information about the Company’s purchases for the period ended April 30, 2010 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934:

Issuer Repurchase of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2010 - February 28, 2010	2,701	$11.68	-	62,640
March 1, 2010 - March 31, 2010	-	-	-	62,640
April 1, 2010 - April 30, 2010	-	-	-	62,640
Total	2,701	$11.68	-	62,640

 Item 6.                      Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  MOVADO GROUP, INC.
                                        (Registrant)

Dated: May 27, 2010	By:	/s/ Sallie A. DeMarsilis
Sallie A. DeMarsilis
Senior Vice President,
Chief Financial Officer and
Principal Accounting Officer