Form 10-Q
period 2010-07-31
MOVADO GROUP INC
filed 2010-09-02
CIK 72573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2010

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

The number of shares outstanding of the registrant's common stock and class A common stock as of August 25, 2010 were 18,080,232 and 6,634,319, respectively.

MOVADO GROUP, INC.

Index to Quarterly Report on Form 10-Q
July 31, 2010

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

MOVADO GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)
	July 31, 2010	January 31, 2010	July 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$54,326	$70,975	$47,474
Trade receivables, net	60,420	67,206	76,689
Inventories, net	204,643	204,096	245,850
Other current assets	47,329	38,014	41,560
Total current assets	366,718	380,291	411,573

Property, plant and equipment, net	40,521	47,394	60,920
Deferred income taxes	13,372	12,347	27,020
Other non-current assets	24,408	29,345	24,502
Total assets	$445,019	$469,377	$524,015

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$19,902	$22,661	$13,607
Accrued liabilities	41,095	35,161	38,445
Deferred and current income taxes payable	545	541	2,890
Total current liabilities	61,542	58,363	54,942

Long-term debt	10,000	10,000	40,000
Deferred and non-current income taxes payable	8,013	7,874	810
Other non-current liabilities	20,707	21,688	20,190
Total liabilities	100,262	97,925	115,942

Commitments and contingencies (Note 9)

Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	-	-	-
Common Stock, $0.01 par value, 100,000,000 shares authorized; 25,251,478, 25,134,084 and 24,660,436 shares issued, respectively	253	251	247
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,634,319, 6,634,319 and 6,634,319 shares issued and outstanding, respectively	66	66	66
Capital in excess of par value	139,229	138,076	133,145
Retained earnings	235,391	265,856	310,285
Accumulated other comprehensive income	69,948	67,390	60,048
Treasury Stock, 7,176,267, 7,171,348 and 6,832,725 shares, respectively, at cost	(102,131)	(102,071)	(97,418)
Total Movado Group, Inc. shareholders’ equity	342,756	369,568	406,373
Noncontrolling interests	2,001	1,884	1,700
Total equity	344,757	371,452	408,073
Total liabilities and equity	$445,019	$469,377	$524,015

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
Continuing operations:
Net sales	$85,388	$83,013	$158,192	$144,186
Cost of sales	39,823	35,606	72,440	64,981

Gross profit	45,565	47,407	85,752	79,205
Selling, general and administrative	46,607	42,942	90,249	83,540

Operating (loss) / income	(1,042)	4,465	(4,497)	(4,335)

Interest expense	(676)	(2,172)	(1,348)	(2,716)
Interest income	27	20	54	71

(Loss) / income from continuing operations before income taxes	(1,691)	2,313	(5,791)	(6,980)
Provision / (benefit) for income taxes (Note 10)	375	881	792	(1,533)
(Loss) / income from continuing operations	(2,066)	1,432	(6,583)	(5,447)
Discontinued operations:
(Loss) from discontinued operations, net of tax (Note 2)	(17,703)	(1,709)	(23,675)	(4,743)
Net (Loss)	(19,769)	(277)	(30,258)	(10,190)
Less: (Loss) / income attributed to noncontrolling interests	(15)	(44)	207	6

Net (loss) attributed to Movado Group, Inc.	$(19,754)	$(233)	$(30,465)	$(10,196)

(Loss) / income attributable to Movado Group, Inc.:
(Loss) / income from continuing operations , net of tax	$(2,051)	$1,476	$(6,790)	$(5,453)
(Loss) from discontinued operations, net of tax	(17,703)	(1,709)	(23,675)	(4,743)
Net (Loss)	$(19,754)	$(233)	$(30,465)	$(10,196)

Basic (loss) / income per share:
Weighted basic average shares outstanding	24,747	24,505	24,709	24,485
(Loss) / income per share from continuing operations attributed to Movado Group, Inc.	$(0.08)	$0.06	$(0.27)	$(0.22)
(Loss) per share from discontinued operations	$(0.72)	$(0.07)	$(0.96)	$(0.19)
Net (loss) per share attributed to Movado Group, Inc.	$(0.80)	$(0.01)	$(1.23)	$(0.42)

Diluted (loss) / income per share:
Weighted diluted average shares outstanding	24,747	24,505	24,709	24,485
(Loss) / income per share from continuing operations attributed to Movado Group, Inc.	$(0.08)	$0.06	$(0.27)	$(0.22)
(Loss) per share from discontinued operations	$(0.72)	$(0.07)	$(0.96)	$(0.19)
Net (loss) per share attributed to Movado Group, Inc.	$(0.80)	$(0.01)	$(1.23)	$(0.42)

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended July 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(30,258)	$(10,190)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	23,675	4,743
Depreciation and amortization	7,221	7,931
Deferred income taxes	(827)	(9,394)
Provision for losses on accounts receivable	613	737
Provision for losses on inventory	1,453	318
Stock-based compensation	796	1,440
Excess tax from stock-based compensation	-	182
Changes in assets and liabilities:
Trade receivables	6,117	1,848
Inventories	(9,538)	(11,439)
Other current assets	(9,298)	8,850
Accounts payable	(2,704)	(7,029)
Accrued liabilities	6,540	(6,791)
Current income taxes payable	-	3,627
Other non-current assets	3,665	1,551
Other non-current liabilities	659	(2,060)
Net cash used in operating activities from continuing operations	(1,886)	(15,676)
Net cash used in operating activities from discontinued operations	(10,804)	(2,931)
Net cash used in operating activities	(12,690)	(18,607)

Cash flows from investing activities:
Capital expenditures	(3,165)	(2,901)
Trademarks	(114)	(237)
Net cash used in investing activities from continuing operations	(3,279)	(3,138)
Net cash used in investing activities from discontinued operations	(100)	-
Net cash used in investing activities	(3,379)	(3,138)

Cash flows from financing activities:
Proceeds from bank borrowings	30,000	50,998
Repayments of bank borrowings	(30,000)	(66,000)
Stock options exercised and other changes	299	46
Excess tax from stock-based compensation	-	(182)
Financing fee	-	(2,451)
Dividends paid	-	(1,220)
Net cash provided by / (used in) financing activities from continuing operations	299	(18,809)
Net cash provided by / (used in) financing activities from discontinued operations	-	-
Net cash provided by / (used in) financing activities	299	(18,809)

Effect of exchange rate changes on cash and cash equivalents	(879)	1,407

Net decrease in cash and cash equivalents	(16,649)	(39,147)

Cash and cash equivalents at beginning of period	70,975	86,621

Cash and cash equivalents at end of period	$54,326	$47,474

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Movado Group, Inc. (the “Company”) with information derived from the consolidated financial statements included in the Company’s fiscal 2010 Annual Report filed on Form 10-K.  In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial position and results of operations for the periods presented.  These consolidated financial statements should be read in conjunction with the aforementioned Annual Report.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

On May 27, 2010, the Company announced that its subsidiary, Movado Retail Group, Inc., was closing its Movado boutique division during its second quarter ending July 31, 2010.  All of the Movado boutiques were located in the United States.  Beginning in the second quarter of fiscal 2011, the financial results of the boutiques are being reported as discontinued operations and presented in a separate section on the face of the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows for all periods presented.

NOTE 1 – RECLASSIFICATIONS AND REVISIONS

Certain reclassifications were made to prior year’s financial statement amounts and related note disclosures to conform to the fiscal 2011 presentation.  During the first half of fiscal 2010, the Company had accounted for certain items within inventory and cost of sales which resulted in an overstatement of gross profit by $1.0 million and $2.3 million for the three months and six months ended July 31, 2009, respectively.  Such amounts were not material to the previously issued financial statements.  As a result, the Company has revised the July 31, 2009 financial statements for the overstatement of gross margin and its related tax effects.

NOTE 2 – DISCONTINUED OPERATIONS

The Company closed its Movado boutique division effective the second quarter of fiscal 2011.  As a result of that action, the Company is reporting the Movado boutiques' financial activity as discontinued operations for all periods presented.

The following is a summary of the operating results of the Company’s discontinued operations:

	Three Months Ended July 31, 2010			Three Months Ended July 31, 2009
(In thousands)	Net	Pretax	Net	Net	Pretax	Net
	Sales	Loss	Loss	Sales	Loss	Loss
Movado Boutiques	$8,168	$17,703	$17,703	$6,688	$2,356	$1,709

	Six Months Ended July 31, 2010			Six Months Ended July 31, 2009
(In thousands)	Net	Pretax	Net	Net	Pretax	Net
	Sales	Loss	Loss	Sales	Loss	Loss
Movado Boutiques	$14,252	$23,675	$23,675	$13,090	$6,004	$4,743

For the three months ended July 31, 2010, the Company had no tax provision for its discontinued operations.  For the three months ended July 31, 2009, the Company recorded a tax benefit of $0.6 million related to discontinued operations.  The effective tax rate for the three months ended July 31, 2009 was 27.5%.

For the six months ended July 31, 2010, the Company had no tax provision for its discontinued operations.  For the six months ended July 31, 2009, the Company recorded a tax benefit of $1.3 million related to discontinued operations.  The effective tax rate for the six month period ended July 31, 2009 was 21.0%.

As a result of the Movado boutiques closing, the Company recorded $20.0 million of expense reserves primarily for occupancy charges, asset impairments, inventory reserves and severance.  The Company expects that, with the exception of inventory reserves, the majority of the remaining liabilities will be paid by fourth quarter of fiscal 2011.

A summary rollforward of costs related to the closing of the Movado boutiques is as follows (in thousands):

	Fiscal 2011 charges	Cash payments	Non-cash adjustments	Accrued balance at July 31, 2010
Occupancy charges (1)	$12,915	$(12,576)	$1,284	$1,623
Asset impairments	3,432	-	(3,432)	-
Inventory reserves	1,892	-	-	1,892
Severance	1,756	(446)	-	1,310
Total	$19,995	$(13,022)	$(2,148)	$4,825

(1) Occupancy charges include expenses for lease buyouts, moving and legal expenses and reductions for the reversal of deferred rent accruals.

NOTE 3 – FAIR VALUE MEASUREMENTS

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of July 31, 2010 (in thousands):

	Fair Value at July 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$211	$-	$-	$211
SERP assets - employer	470	-	-	470
SERP assets - employee	13,677	-	-	13,677
Hedge derivatives	-	2,634	-	2,634
Total	$14,358	$2,634	$-	$16,992

Liabilities:
SERP liabilities - employee	$13,677	$-	$-	$13,677
Total	$13,677	$-	$-	$13,677

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

NOTE 4 – EQUITY AND COMPREHENSIVE (LOSS) / INCOME

The components of equity for the six months ended July 31, 2010 and 2009 are as follows (in thousands):

	Movado Group, Inc. Shareholders’ Equity
						Accumulated
		Class A	Capital in			Other
	Common	Common	Excess of	Retained	Treasury	Comprehensive	Noncontrolling
	Stock	Stock	Par Value	Earnings	Stock	Income	Interests	Total
Balance, January 31, 2010	$ 251	$ 66	$138,076	$265,856	($102,071)	$67,390	$1,884	$371,452
Net (loss) / income				(30,465)			207	(30,258)
Stock options exercised, net of tax	2		361		(60)			303
Stock-based compensation expense			796					796
Supplemental executive retirement plan			(4)					(4)
Net unrealized gain on investments						82		82
Effective portion of unrealized gain on hedging contracts						702		702
Foreign currency translation adjustment						1,774	(90)	1,684
Balance, July 31, 2010	$253	$ 66	$139,229	$235,391	($102,131)	$69,948	$2,001	$344,757

	Movado Group, Inc. Shareholders’ Equity
						Accumulated
		Class A	Capital in			Other
	Common	Common	Excess of	Retained	Treasury	Comprehensive	Noncontrolling
	Stock	Stock	Par Value	Earnings	Stock	Income	Interests	Total
Balance, January 31, 2009	$246	$ 66	$131,796	$320,481	($97,371)	$44,041	$1,506	$400,765
Net (loss) / income				(10,196)			6	(10,190)
Stock options exercised, net of tax	1		107		(47)			61
Stock-based compensation expense			1,440					1,440
Supplemental executive retirement plan			(198)					(198)
Net unrealized gain on investments						97		97
Effective portion of unrealized loss on hedging contracts						(247)		(247)
Foreign currency translation adjustment						16,157	188	16,345
Balance, July 31, 2009	$247	$ 66	$133,145	$310,285	($97,418)	$60,048	$1,700	$408,073

The components of comprehensive (loss) / income for the three months and six months ended July 31, 2010 and 2009 are as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
Net (loss)	$(19,769)	$(277)	$(30,258)	$(10,190)
Net unrealized gain on investments, net of tax	24	53	82	97
Effective portion of unrealized gain / (loss) on hedging contracts, net of tax	843	(190)	702	(247)
Foreign currency translation adjustments (1)	8,303	11,215	1,684	16,345
Comprehensive (loss) / income	(10,599)	10,801	(27,790)	6,005
Less: Comprehensive (loss) / income attributable to noncontrolling interests	(4)	103	117	194
Total comprehensive (loss) / income attributable to Movado Group, Inc.	$(10,595)	$10,698	$(27,907)	$5,811

(1) The foreign currency translation adjustments are tax-effected to the extent they relate to non-permanent investments in foreign subsidiaries.

NOTE 5 – SEGMENT INFORMATION

The Company follows accounting guidance related to disclosures about segments of an enterprise and related information.  This guidance requires disclosure of segment data based on how management makes decisions about allocating resources to segments and measuring their performance.

With the exception of Total Assets and Long-Lived Assets, the Retail segment and United States segment information presented below no longer includes amounts related to the Movado boutiques, which were closed during the second quarter of fiscal 2011 and subsequently classified as discontinued operations.

The Company conducts its business primarily in two operating segments: Wholesale and Retail.  The Company’s Wholesale segment includes the designing, manufacturing and distribution of quality watches, in addition to revenue generated from after sales service activities and shipping. The retail segment includes the Company’s outlet stores.

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

Operating Segment Data for the Three Months Ended July 31, 2010 and 2009 (in thousands):

	Net Sales		Operating (Loss) Income
	2010	2009	2010	2009

Wholesale	$72,040	$69,580	$(3,532)	$1,267
Retail	13,348	13,433	2,490	3,198
Consolidated total	$85,388	$83,013	$(1,042)	$4,465

Operating Segment Data for the Six Months Ended July 31, 2010 and 2009 (in thousands):

	Net Sales		Operating (Loss) Income
	2010	2009	2010	2009

Wholesale	$135,808	$121,409	$(7,517)	$(8,384)
Retail	22,384	22,777	3,020	4,049
Consolidated total	$158,192	$144,186	$(4,497)	$(4,335)

	Total Assets
	July 31, 2010	January 31, 2010	July 31, 2009

Wholesale	$425,072	$435,432	$478,351
Retail	19,947	33,945	45,664
Consolidated total	$445,019	$469,377	$524,015

Geographic Segment Data for the Three Months Ended July 31, 2010 and 2009 (in thousands):

	Net Sales		Operating (Loss) Income
	2010	2009	2010	2009

United States	$43,355	$46,571	$(2,826)	$477
International	42,033	36,442	1,784	3,988
Consolidated total	$85,388	$83,013	$(1,042)	$4,465

United States and International net sales are net of intercompany sales of $42.3 million and $54.4 million for the three months ended July 31, 2010 and 2009, respectively.

Geographic Segment Data for the Six Months Ended July 31, 2010 and 2009 (in thousands):

	Net Sales		Operating (Loss) Income
	2010	2009	2010	2009

United States	$82,400	$78,634	$(7,452)	$(10,671)
International	75,792	65,552	2,955	6,336
Consolidated total	$158,192	$144,186	$(4,497)	$(4,335)

United States and International net sales are net of intercompany sales of $85.6 million and $103.1 million for the six months ended July 31, 2010 and 2009, respectively.

	Total Assets
	July 31, 2010	January 31, 2010	July 31, 2009

United States	$199,565	$204,836	$267,121
International	245,454	264,541	256,894
Consolidated total	$445,019	$469,377	$524,015

	Long-Lived Assets
	July 31, 2010	January 31, 2010	July 31, 2009

United States	$30,938	$36,000	$45,331
International	9,583	11,394	15,589
Consolidated total	$40,521	$47,394	$60,920

NOTE 6 – INVENTORIES, NET

Inventories consist of the following (in thousands):
	July 31, 2010	January 31, 2010	July 31, 2009

Finished Goods	$122,264	$128,334	$161,718
Component parts	60,808	55,077	62,619
Work-in-process	21,571	20,685	21,513
	$204,643	$204,096	$245,850

NOTE 7 – DEBT AND LINES OF CREDIT

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

Availability under the Facility is determined by reference to a borrowing base which is based on the sum of a percentage of eligible accounts receivable and eligible inventory of the Borrowers.  $10.0 million in availability is blocked until the date (the “Block Release Date”) on which the Borrowers have achieved for a four fiscal quarter period a consolidated fixed charge coverage ratio of at least 1.25 to 1.0 and have domestic EBITDA greater than $10.0 million.  The availability block must remain in place for at least one year.  The amount of the availability block will be reduced by the amount by which the borrowing base exceeds $55.0 million, up to a maximum reduction of $5.0 million.  Availability under the Facility may be further reduced by certain reserves established by the Agent in its good faith credit judgment.  As of July 31, 2010, total availability under the Facility, giving effect to the availability block and the $10.0 million outstanding under the Facility and the letters of credit, was $34.5 million.

The initial applicable margin for LIBOR rate loans was 4.25% and for base rate loans was 3.25%.  After July 17, 2010, the applicable margins decrease or increase by 0.25% per annum from the initial applicable margins depending on whether average availability for the most recently completed fiscal quarter is either greater than $12.5 million, or is $5.0 million or less, respectively.  Based on the Company’s recent availability calculations, it believes that the applicable margin will decrease by 0.25% per annum beginning in the third quarter of fiscal year 2011.  The Company has also agreed to pay certain fees and expenses and provide certain indemnities, all of which are customary for such financings.

Prior to the Block Release Date, if borrowing availability is less than $10.0 million (which threshold may be reduced to the extent the borrowing base exceeds $55.0 million, up to a maximum $5.0 million reduction), the Borrowers will be subject to a minimum EBITDA covenant.  After the Block Release Date, the Borrowers will be subject to a minimum EBITDA covenant if borrowing availability is less than $15.0 million.  As of July 31, 2010, the Borrowers were not subject to the minimum EBITDA covenant.

In addition, after the Block Release Date, if borrowing availability is less than $15.0 million, the Borrowers will be subject to a minimum fixed charge coverage ratio.

The Borrowers’ deposit accounts will be subject to cash dominion prior to the Block Release Date if borrowing availability is less than $7.5 million, but such threshold may be reduced to the extent the borrowing base exceeds $55.0 million, up to a maximum $5.0 million reduction.  After the Block Release Date, cash dominion will be imposed if borrowing availability is less than $15.0 million.  As of July 31, 2010, the Borrowers were not subject to cash dominion nor do the Borrowers expect to be subject to such a requirement in the foreseeable future.

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

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank.  As of July 31, 2010 and 2009, these lines of credit totaled 10.0 million Swiss francs and 8.0 million Swiss francs, respectively, with U.S. dollar equivalents of $9.6 million and $7.4 million, respectively.  As of July 31, 2010, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries with U.S. dollar equivalents of $1.6 million in various foreign currencies.  As of July 31, 2010, there were no outstanding borrowings against these lines.

NOTE 8 – EARNINGS PER SHARE

The Company presents net income per share on a basic and diluted basis.  Basic earnings per share are computed using weighted-average shares outstanding during the period.  Diluted earnings per share are computed using the weighted-average number of shares outstanding adjusted for dilutive common stock equivalents.

The weighted-average number of shares outstanding for basic earnings per share was 24,747,000 and 24,505,000 for the three months ended July 31, 2010 and 2009, respectively.  For the three months ended July 31, 2010 and 2009, the number of shares outstanding for diluted earnings per share was the same as the basic earnings per share because the Company generated a net loss.

For the three months ended July 31, 2010 and July 31, 2009, approximately 788,000 and 801,000, respectively, of common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

The weighted-average number of shares outstanding for basic earnings per share was 24,709,000 and 24,485,000 for the six months ended July 31, 2010 and 2009, respectively.  For the six months ended July 31, 2010 and 2009, the number of shares outstanding for diluted earnings per share was the same as the basic earnings per share because the Company generated a net loss.

For the six months ended July 31, 2010 and July 31, 2009, approximately 839,000 and 1,246,000, respectively, of common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

At July 31, 2010, two banks in the domestic bank group have issued 11 irrevocable standby letters of credit for retail and operating facility leases to various landlords, for the administration of the Movado boutique private-label credit card and Canadian payroll to the Royal Bank of Canada.  The Company had outstanding letters of credit totaling $1.9 million with expiration dates through March 10, 2013.

As of July 31, 2010, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $1.6 million in various foreign currencies.

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

NOTE 10 – INCOME TAXES

The Company recorded a tax expense of $0.4 million and a tax expense of $0.9 million for the three months ended July 31, 2010 and 2009, respectively.  The effective tax rate for the three month period ended July 31, 2010 was (22.2%).  The effective tax rate for the three months period ended July 31, 2009 was 38.1%.

The Company recorded a tax expense of $0.8 million and a tax benefit of $1.5 million for the six months ended July 31, 2010 and 2009, respectively.  The effective tax rate for the six month period ended July 31, 2010 was (13.7%).  The effective tax rate for the six month period ended July 31, 2009 was 22.0%.

NOTE 11 – DERIVATIVE FINANCIAL INSTRUMENTS

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

As of July 31, 2010, the Company’s entire net forward contracts hedging portfolio consisted of 58.0 million Swiss francs equivalent for various expiry dates ranging through January 27, 2011.

The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives designated as hedging instruments under the relevant accounting guidance and derivatives not designated as hedging instruments under the relevant guidance as of July 31, (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance	2010	2009	Balance	2010	2009
	Sheet	Fair	Fair	Sheet	Fair	Fair
	Location	Value	Value	Location	Value	Value
Derivatives designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$1,667	$228	Accrued Liabilities	$-	$-

Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$967	$2,170	Accrued Liabilities	$-	$5

Total Derivative Instruments		$2,634	$2,398		$-	$5

As of July 31, 2010, the balance of deferred net gains on derivative financial instruments documented as cash flow hedges included in accumulated other comprehensive income (“AOCI”) was $0.5 million in net gains, net of tax of $1.0 million, compared to $1.2 million in net gains, net of tax of $0.7 million at July 31, 2009.  The Company estimates that a substantial portion of the deferred net gains at July 31, 2010 will be realized into earnings over the next 12 to 24 months as a result of transactions that are expected to occur over that period. The primary underlying transaction which will cause the amount in AOCI to affect cost of goods sold consists of the Company’s sell through of inventory purchased in Swiss francs. The maximum length of time the Company is hedging its exposure to the fluctuation in future cash flows for forecasted transactions is 24 months. For the three months ended July 31, 2010 and 2009, the Company reclassified from AOCI to earnings $0.1 million of net gains, net of tax of $0.1 million and $0.5 million of net gains, net of tax of $0.3 million, respectively.  For the six months ended July 31, 2010 and 2009, the Company reclassified from AOCI to earnings $0.2 million of net gains, net of tax of $0.1 million and $0.8 million of net gains, net of tax of $0.5 million, respectively.

During the three and six months ended July 31, 2010 and 2009, the Company recorded no charge related to its assessment of the effectiveness of its derivative hedge portfolio because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged.  Changes in the contracts’ fair value due to spot-forward differences are excluded from the designated hedge relationship.  The Company records these transactions in the cost of sales of the Consolidated Statements of Income.

NOTE 12 - SUBSEQUENT EVENTS

In fiscal 1996, the Company entered into an agreement with a trust which owned an insurance policy issued on the lives of the Company's former Chairman, Mr. Gedalio Grinberg (“Mr. Grinberg”), and his spouse (“Mrs. Grinberg”). Under this agreement, the trust assigned the insurance policy to the Company as collateral to secure repayment by the trust of interest-free loans made by the Company to the trust in amounts equal to the premiums on said insurance policy (approximately $0.7 million per annum). The agreement required the trust to repay the loans from the proceeds of the policy. At January 31, 2003, the Company had outstanding loans from the trust of $5.2 million. On April 4, 2003, the agreement was amended and restated to transfer the policy from the trust to the Company in partial repayment of the loan balance. The Company is the beneficiary of the policy insofar as upon the death of Mr. Grinberg and Mrs. Grinberg, the proceeds of the policy would first be distributed to the Company to repay the premiums paid by the Company with the remaining proceeds distributed to the trust.  On January 5, 2009, the Company announced the passing of Mr. Grinberg.  During fiscal 2010, the Company borrowed approximately $11.0 million against the cash surrender value of this insurance policy.  The loan bears interest at 6.44% per annum.  As of July 31, 2010, the Company had a balance of $5.0 million in Other Current Assets, consisting of $11.1 million premiums paid on the policy, net of the outstanding loan balance of $6.1 million.  On August 9, 2010, Mrs. Grinberg passed away.  The Company expects to receive approximately $4.8 million during the second half of fiscal 2011, which represents the net balance due from the trust and accrued interest owed as of August 9, 2010.

On December 19, 2008, the Company entered into a Transition and Retirement Agreement (the “Agreement”) with the Company’s former Chairman, Mr. Grinberg.  The Agreement stipulated that upon his retirement on January 31, 2009, Mr. Grinberg, or Mrs. Grinberg if he predeceases her, would receive a payment of $0.6 million for the year ended January 31, 2010, and annual payments of $0.5 million for each year thereafter through the life of Mr. Grinberg and, if he predeceases Mrs. Grinberg, through the life of Mrs. Grinberg.  On January 5, 2009, the Company announced the passing of Mr. Grinberg.  For the years ended January 31, 2010 and 2009, the Company recorded an actuarially determined charge related to the Agreement of $0.7 million and $2.4 million, respectively.  As of July 31, 2010, a $4.3 million liability was recorded in the Company’s Consolidated Balance Sheets related to the Agreement, of which $0.5 million was recorded in Accrued Liabilities, and $3.8 million was recorded in Other Non-Current Liabilities.  As of August 9, 2010, due to the passing of Mrs. Grinberg, the Company expects to reverse the $4.3 million liability as a reduction of SG&A expenses during the third quarter of fiscal 2011.

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

As of July 31, 2010, except as noted below, there have been no material changes to any of the critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010.

In the first quarter 2010, the Company adopted FASB issued accounting guidance that requires the gross presentation of activity within the Level 3 fair value measurement roll forward and details of transfers in and out of Level 1 and 2 fair value measurements.  It also clarifies existing disclosure requirements regarding the level of disaggregation of fair value measurements and disclosures on inputs.  The adoption of this guidance did not have a material impact on the Company's financial statements.

In the first quarter of 2010, the Company adopted new standards for determining whether to consolidate a variable interest entity.  These new standards eliminated a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary.   The adoption of these new standards did not impact the Company's consolidated statements of operations or balance sheets.

Recent Developments

Economic conditions around the world began to deteriorate in fiscal 2009.  Global economic conditions remain highly uncertain.  The level of consumer spending remains weak.  Additionally, the jewelry industry has experienced an unprecedented level of chain and department store operators going out of business and liquidating their inventory.  As the Company continues to manage its way through these difficult times, it is taking, and will continue to take, appropriate actions to address challenges in the marketplace and more strongly position the Company for the future, including:

•	proactively managing sales to limit credit risk and future potential liquidations,

•	continuing to control spending in accordance with the Company’s expense reduction program implemented in fiscal 2009,

•	further strengthening its balance sheet and liquidity, continuing to tightly manage cash and inventory levels,

•	increasing investments in certain of the Company’s brands to elevate their connection with consumers and drive top-line growth,

•	building the business for its core portfolio of brands with a renewed focus on product innovation and improved execution of product segmentation and pricing,

•	maintaining the Company’s strong licensed brand business, and

•	reducing the negative contribution from areas of its business that are underperforming.

On May 27, 2010, the Company announced that its subsidiary, Movado Retail Group, Inc., was closing its Movado boutique division during its second quarter ending July 31, 2010.  All of the Movado boutiques were located in the United States.  The Company incurred a charge of approximately $20.0 million in connection with the closing of the boutiques.  This charge was primarily comprised of occupancy charges, asset impairments, inventory reserves and severance.  Beginning in the second quarter of fiscal 2011, the financial results of the boutiques are being reported as discontinued operations and presented in a separate section on the face of the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows for all periods presented.

Overview

The Company conducts its business primarily in two operating segments: Wholesale and Retail.  The Company’s Wholesale segment includes the designing, manufacturing and distribution of quality watches.  The Retail segment includes the Company’s outlet stores. The following discussion of Retail segment and United States segment operating results no longer includes amounts related to the Movado boutiques as a result of closing the Movado boutique division during the second quarter of fiscal 2011.  The financial results of the Movado boutiques are classified as discontinued operations for all periods presented.

The Company divides its watch business into distinct categories.  The luxury category consists of the Ebel® and Concord® brands.  The accessible luxury category consists of the Movado® and ESQ® by Movado brands.  The licensed brands category represents brands distributed under license agreements and includes Coach®, HUGO BOSS®, Juicy Couture®, Lacoste® and Tommy Hilfiger®.

Results of operations for the three months ended July 31, 2010 as compared to the three months ended July 31, 2009

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Three Months Ended July 31,
	2010	2009

Wholesale:
United States	$30,007	$33,138
International	42,033	36,442
Total Wholesale	72,040	69,580

Retail	13,348	13,433

Net Sales	$85,388	$83,013

Net sales for the three months ended July 31, 2010 were $85.4 million, above prior year by $2.4 million or 2.9%.  Net sales for the three months ended July 31, 2009 included $1.0 million of liquidation of excess discontinued inventory.  Excluding the liquidation of excess discontinued inventory in the prior year period, net sales for the three months ended July 31, 2010 were above the prior year period by $3.4 million or 4.1%.  The Company is presenting net sales excluding sales of excess discontinued inventory because the Company believes that it is useful to eliminate the effect of this item in order to improve the comparability of the Company’s results for the periods presented.  For the three months ended July 31, 2010, fluctuations in foreign currency exchange rates unfavorably impacted net sales by $1.3 million when compared to the prior year period.

Net sales for the three months ended July 31, 2010 in the wholesale segment were $72.0 million, above the prior year period by $2.5 million or 3.5%.  Excluding $1.0 million of liquidation of excess discontinued inventory in the prior year period, net sales in the wholesale segment for the current period were above the prior year period by $3.5 million or 5.0%.  The increase in wholesale net sales was driven by growth in the international segment, partially offset by lower sales in the U.S. segment.

Net sales for the three months ended July 31, 2010 in the U.S. wholesale segment were $30.0 million, below the prior year period by $3.1 million or 9.5%.  Excluding $1.0 million of liquidation of excess discontinued inventory in the prior year period, net sales in the U.S. wholesale segment for the current period were below the prior year period by $2.1 million or 6.7%.  (The remaining discussion in this paragraph excludes the impact of the liquidation sales of excess discontinued inventory.)  The decrease in U.S. wholesale net sales of $2.1 million was driven by decreases in both the luxury and accessible luxury categories.  Net sales in the luxury category were below the prior year period by $0.4 million or 39.0% as the relatively high priced watch offerings of the category continued to be negatively affected by the difficult U.S. economic environment.  Net sales in the accessible luxury category were below the prior year period by $1.6 million or 8.7%, primarily the result of the Company’s decision to tighten control of distribution in the current year period, as well as the timing of customer orders that the Company believes will be pushed into the second half of fiscal 2011.  Net sales in the licensed brand category were relatively flat year-over-year.

Net sales for the three months ended July 31, 2010 in the international wholesale segment were $42.0 million, above the prior year period by $5.6 million or 15.3%.  The increase in international wholesale net sales was driven by an increase in the licensed brands category.  Net sales in the licensed brands category were above the prior year period by $5.0 million or 26.9%, primarily due to market expansion and better performance resulting from improved economic conditions when compared to prior year period.  Net sales in the luxury and accessible luxury categories were relatively flat year-over-year.  For the three months ended July 31, 2010, fluctuations in foreign currency exchange rates unfavorably impacted net sales by $1.3 million when compared to the prior year period.

Net sales for the three months ended July 31, 2010 in the retail segment, consisting solely of the Company’s outlet stores, were $13.3 million, below the prior year period by $0.1 million or 0.6%.  As of July 31, 2010, the Company operated 31 outlet stores.

Gross Profit.  Gross profit for the three months ended July 31, 2010 was $45.6 million or 53.4% of net sales as compared to $47.4 million or 57.1% of net sales for the three months ended July 31, 2009.  The decrease in gross profit of $1.8 million was primarily attributed to the decrease in gross margin percentage.  The gross margin percentage for the three months ended July 31, 2010 was unfavorably impacted by approximately 200 basis points resulting from a shift in channel and product mix.  The gross margin percentage for the three months ended July 31, 2010 was also unfavorably impacted by approximately 230 basis points by fluctuations in foreign currency.  In addition, the gross margin percentage during the three months ended July 31, 2009 was unfavorably impacted by approximately 60 basis points resulting from the $1.0 million of sales of excess discontinued inventory.

Selling, General and Administrative (“SG&A”). SG&A expenses for the three months ended July 31, 2010 were $46.6 million as compared to $42.9 million for the three months ended July 31, 2009, representing an increase of $3.7 million or 8.5%.  The increase in SG&A expenses included higher marketing expense of $2.3 million resulting from the Company’s decision to increase investment in this area to elevate its brands’ connection with consumers and to drive sales growth.  Additionally, fluctuations in foreign currency exchange rates unfavorably impacted SG&A for the three months ended July 31, 2010 by $2.2 million, primarily due to the transactional effect of foreign denominated assets held in weakening currencies.  These expense increases were partially offset by a reduction in consulting and professional fees of $1.4 million, primarily as a result of reduced outside services related to the implementation of SAP in the prior year, as well as higher legal fees in the prior year that did not recur.

Wholesale Operating (Loss) / Income.  Operating loss of $3.5 million was recorded in the wholesale segment for the three months ended July 31, 2010, compared to operating income of $1.3 million for the three months ended July 31, 2009.  The $4.8 million decrease in profit was the result of a decrease in gross profit of $1.4 million and an increase in SG&A expenses of $3.4 million.  The decrease in gross profit of $1.4 million was primarily attributed to the decrease in gross margin percentage achieved year-over-year.  The increase in SG&A expenses of $3.4 million was driven by higher marketing expenses of $2.1 million and the unfavorable impact of foreign currency of $2.2 million when compared to the prior year period.  These increases were partially offset by a reduction in consulting and professional fees of $1.4 million.

Retail Operating Income.  Operating income of $2.5 million and $3.2 million were recorded in the retail segment for the three months ended July 31, 2010 and 2009, respectively.  The $0.7 million decrease in profit was primarily the result of a decrease in gross profit of $0.5 million and an increase in SG&A expenses of $0.2 million.  The decrease in gross profit of $0.5 million was primarily attributed to the decrease in gross margin percentage achieved year-over-year.  The increase in SG&A expenses of $0.2 million was primarily due to higher marketing and payroll and related expenses.

Interest Expense.  Interest expense for the three months ended July 31, 2010 and 2009 was $0.7 million and $2.2 million, respectively.  The decrease in interest expense of $1.5 million was primarily due to expenses and fees associated with the refinancing and repayment of the Company’s former credit and note agreements in the prior year period of $1.3 million.

Interest Income.  Interest income was $0.1 million for both three month periods ended July 31, 2010 and 2009.

Income Taxes.  The Company recorded a tax expense of $0.4 million and a tax expense of $0.9 million for the three months ended July 31, 2010 and 2009, respectively.  The effective tax rate for the three month period ended July 31, 2010 was (22.2%).  The effective tax rate for the three months ended July 31, 2009 was 38.1%.  The fluctuation in the effective tax rate was due to the change in the U.S. valuation allowance and the application of interim tax reporting guidelines.

Loss From Discontinued Operations.  The Company records the financial results of its recently closed Movado boutique division as discontinued operations.  For the three months ended July 31, 2010 and 2009, the Company recorded a loss from discontinued operations of $17.7 million and $1.7 million, respectively.  The increase in the loss is primarily due to expenses associated with the closing of all Movado boutique locations during the three months ended July 31, 2010, including costs associated with occupancy charges, asset impairments, inventory reserves and severance.

Net Loss Attributed to Movado Group, Inc.  For the three months ended July 31, 2010 and 2009, the Company recorded a net loss of $19.8 million and $0.2 million, respectively.

Results of operations for the six months ended July 31, 2010 as compared to the six months ended July 31, 2009

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Six Months Ended July 31,
	2010	2009

Wholesale:
United States	$60,016	$55,857
International	75,792	65,552
Total Wholesale	135,808	121,409

Retail	22,384	22,777

Net Sales	$158,192	$144,186

Net sales for the six months ended July 31, 2010 were $158.2 million, above the prior year period by $14.0 million or 9.7%.  Net sales for the six months ended July 31, 2009 included $5.3 million of liquidation of excess discontinued inventory.  Excluding the liquidation of excess discontinued inventory in the prior year period, net sales for the six months ended July 31, 2010 were above the prior year period by $19.3 million or 13.9%.  For the six months ended July 31, 2010, fluctuations in foreign currency exchange rates favorably impacted net sales by $0.2 million when compared to the prior year period.

Net sales for the six months ended July 31, 2010 in the wholesale segment were $135.8 million, above the prior year period by $14.4 million or 11.9%.  Excluding $5.3 million of liquidation of excess discontinued inventory in the prior year period, net sales in the wholesale segment for the current period were above the prior year period by $19.7 million or 16.9%.  Increases in wholesale net sales were recorded in both the U.S. and international segments.

Net sales for the six months ended July 31, 2010 in the U.S. wholesale segment were $60.0 million, above the prior year period by $4.2 million or 7.4%.  Excluding $5.3 million of liquidation of excess discontinued inventory in the prior year period, net sales in the U.S. wholesale segment for the current period were above the prior year period by $9.5 million or 18.6%.  (The remaining discussion in this paragraph excludes the impact of the liquidation sales of excess discontinued inventory.)   The increase in U.S. wholesale net sales of $9.5 million was driven by increases in both the accessible luxury and licensed brands categories.  Net sales in the accessible luxury category were above the prior year period by $5.2 million or 18.4% as customers began to replenish their inventories after significant destocking in the prior year when they slowed replenishment and reduced open-to-buy levels as a result of the unfavorable economic conditions.  Net sales in the licensed brands category were above the prior year period by $3.7 million or 23.0%, primarily due to better performance resulting from improved economic conditions when compared to prior year period.  Net sales in the luxury category were relatively flat year-over-year.

Net sales for the six months ended July 31, 2010 in the international wholesale segment were $75.8 million, above the prior year period by $10.2 million or 15.6%.  The increase in international wholesale net sales was driven by an increase in the licensed brands category, slightly offset by a decrease in the luxury category.  Net sales in the licensed brands category were above the prior year period by $10.0 million or 28.0%, primarily due to market expansion and better performance resulting from improved economic conditions when compared to prior year period.  Net sales in the luxury category were below the prior year period by $1.4 million or 9.7% as the relatively high priced watch offerings of the category continue to be negatively affected by the difficult global economic environment.  Net sales in the accessible luxury categories were above the prior year period by $0.6 million or 5.0%.  For the six months ended July 31, 2010, fluctuations in foreign currency exchange rates favorably impacted net sales by $0.2 million when compared to the prior year period.

Net sales for the six months ended July 31, 2010 in the retail segment were $22.4 million, below the prior year period by $0.4 million or 1.7%.

Gross Profit.  Gross profit for the six months ended July 31, 2010 was $85.8 million or 54.2% of net sales as compared to $79.2 million or 54.9% of net sales for the six months ended July 31, 2009.  The increase in gross profit of $6.6 million was primarily attributed to the increase in sales volume.  The gross margin percentage for the six months ended July 31, 2010 was unfavorably impacted by approximately 230 basis points resulting from a shift in channel and product mix.  The gross margin percentage for the six months ended July 31, 2010 was also unfavorably impacted by approximately 50 basis points by fluctuations in foreign currency.  In addition, the gross margin percentage during the six months ended July 31, 2009 was unfavorably impacted by approximately 260 basis points resulting from the $5.3 million of sales of excess discontinued inventory.

Selling, General and Administrative (“SG&A”). SG&A expenses for the six months ended July 31, 2010 were $90.2 million as compared to $83.5 million for the six months ended July 31, 2009, representing an increase of $6.7 million or 8.0%.  The increase in SG&A expenses included higher marketing expense of $5.5 million resulting from the Company’s decision to increase investment in this area to elevate its brands’ connection with consumers and to drive sales growth.  Additionally, fluctuations in foreign currency exchange rates unfavorably impacted SG&A for the six months ended July 31, 2010 by $4.6 million, primarily due to the transactional effect of foreign denominated assets held in weakening currencies.  These expense increases were partially offset by a reduction in payroll and related expenses of $1.1 million, primarily a result of management reorganizations, and a reduction in consulting and professional fees of $1.1 million, primarily as a result of reduced outside services related to the implementation of SAP in the prior year, as well as higher legal fees in the prior year.  The Company also recorded lower equity compensation expense of $0.6 million.

Wholesale Operating Loss.  Operating losses of $7.5 million and $8.4 million were recorded in the wholesale segment for the six months ended July 31, 2010 and 2009, respectively.  The $0.9 million decrease in loss was the net result of an increase in gross profit of $7.4 million, partially offset by an increase in SG&A expenses of $6.5 million.  The increase in gross profit of $7.4 million was primarily attributed to the increase in sales volume.  The increase in SG&A expenses of $6.5 million was driven by higher marketing expenses of $5.4 million and the unfavorable impact of foreign currency of $4.6 million when compared to the prior year period.  These increases were partially offset by reductions in payroll and related costs of $1.0 million, consulting and professional fees of $1.1 million and equity compensation expense of $0.6 million.

Retail Operating Income.  Operating income of $3.0 million and $4.0 million were recorded in the retail segment for the six months ended July 31, 2010 and 2009, respectively.  The $1.0 million decrease in profit was primarily the result of a decrease in gross profit of $0.8 million and an increase in SG&A expenses of $0.2 million.  The decrease in gross profit of $0.8 million was primarily attributed to the decrease in gross margin percentage achieved year-over-year.  The increase in SG&A expenses of $0.2 million was primarily due to higher marketing expenses.

Interest Expense.  Interest expense for the six months ended July 31, 2010 and 2009 was $1.3 million and $2.7 million, respectively.  The decrease in interest expense of $1.4 million was primarily due to expenses and fees associated with the refinancing and repayment of the Company’s former credit and note agreements in the prior year period of $1.3 million.

Interest Income.  Interest income was $0.1 million for both six month periods ended July 31, 2010 and 2009.

Income Taxes.  The Company recorded a tax expense of $0.8 million and a tax benefit of $1.5 million for the six months ended July 31, 2010 and 2009, respectively.  The effective tax rate for the six month period ended July 31, 2010 was (13.7%).  The effective tax rate for the six month period ended July 31, 2009 was 22.0%.  The fluctuation in the effective tax rate was due to the change in the U.S. valuation allowance and the application of interim tax reporting guidelines.

Loss From Discontinued Operations.  For the six months ended July 31, 2010 and 2009, the Company recorded a loss from discontinued operations of $23.7 million and $4.7 million, respectively.  The increase in the loss is primarily due to expenses associated with the closing of all Movado boutique locations during the six months ended July 31, 2010, including costs associated with occupancy charges, asset impairments, inventory reserves and severance.

Net Loss Attributed to Movado Group, Inc.  For the six months ended July 31, 2010 and 2009, the Company recorded a net loss of $30.5 million and $10.2 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $12.7 million for the six months ended July 31, 2010, of which $10.8 million was attributed to discontinued operations related to the closing of the Movado boutiques. Cash used in operating activities for the six months ended July 31, 2009 was $18.6 million, of which $2.9 million was attributed to discontinued operations.  The cash used in continuing operating activities of $1.9 million for the six months ended July 31, 2010 was primarily the result of an increase in inventory of $9.5 million, partially offset by a reduction in accounts receivable of $6.1 million.  The increase in inventory in the current period reflects an inventory build due to the seasonal nature of the Company’s business.  The cash used in continuing operating activities of $15.7 million for the six months ended July 31, 2009 was primarily the result of the net loss for the period and an inventory build of $11.4 million.  The increase in inventory in the prior year period resulted from unanticipated sales declines as a result of the difficult global economic environment at that time.  Due to required lead times, orders were placed well in advance of the economic downturn.  The $7.9 million increase year-over-year in cash used in discontinued operating activities was primarily the result of expenses related to the closing of the Movado boutique division.

Cash used in investing activities amounted to $3.4 million and $3.1 million for the six months ended July 31, 2010 and 2009, respectively.  The cash used during both periods consisted of capital expenditures which included the acquisition and integration of computer hardware and software in conjunction with the SAP enterprise resource planning system, as well as spending for tooling and design.

Cash provided by financing activities amounted to $0.3 million for the six months ended July 31, 2010 compared to cash used of $18.8 million for the six months ended July 31, 2009.  Cash provided by financing activities for the current period was the result of stock option exercises.  Cash used in financing activities for the prior period was primarily used to pay down long-term debt, to pay financing fees related to the new loan agreement and to pay dividends that were declared in the fourth quarter of fiscal 2009.

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

Availability under the Facility is determined by reference to a borrowing base which is based on the sum of a percentage of eligible accounts receivable and eligible inventory of the Borrowers.  $10.0 million in availability is blocked until the date (the “Block Release Date”) on which the Borrowers have achieved for a four fiscal quarter period a consolidated fixed charge coverage ratio of at least 1.25 to 1.0 and have domestic EBITDA greater than $10.0 million.  The availability block must remain in place for at least one year.  The amount of the availability block will be reduced by the amount by which the borrowing base exceeds $55.0 million, up to a maximum reduction of $5.0 million.  Availability under the Facility may be further reduced by certain reserves established by the Agent in its good faith credit judgment.  As of July 31, 2010, total availability under the Facility, giving effect to the availability block and the $10.0 million outstanding under the Facility and the letters of credit, was $34.5 million.

The initial applicable margin for LIBOR rate loans was 4.25% and for base rate loans was 3.25%.  After July 17, 2010, the applicable margins decrease or increase by 0.25% per annum from the initial applicable margins depending on whether average availability for the most recently completed fiscal quarter is either greater than $12.5 million, or is $5.0 million or less, respectively.  Based on the Company’s recent availability calculations, it believes that the applicable margin will decrease by 0.25% per annum beginning in the third quarter of fiscal year 2011.  The Company has also agreed to pay certain fees and expenses and provide certain indemnities, all of which are customary for such financings.

Prior to the Block Release Date, if borrowing availability is less than $10.0 million (which threshold may be reduced to the extent the borrowing base exceeds $55.0 million, up to a maximum $5.0 million reduction), the Borrowers will be subject to a minimum EBITDA covenant.  After the Block Release Date, the Borrowers will be subject to a minimum EBITDA covenant if borrowing availability is less than $15.0 million.  As of July 31, 2010, the Borrowers were not subject to the minimum EBITDA covenant.

In addition, after the Block Release Date, if borrowing availability is less than $15.0 million, the Borrowers will be subject to a minimum fixed charge coverage ratio.

The Borrowers’ deposit accounts will be subject to cash dominion prior to the Block Release Date if borrowing availability is less than $7.5 million, but such threshold may be reduced to the extent the borrowing base exceeds $55.0 million, up to a maximum $5.0 million reduction.  After the Block Release Date, cash dominion will be imposed if borrowing availability is less than $15.0 million.  As of July 31, 2010, the Borrowers were not subject to cash dominion nor do the Borrowers expect to be subject to such a requirement in the foreseeable future.

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

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank.  As of July 31, 2010 and 2009, these lines of credit totaled 10.0 million Swiss francs and 8.0 million Swiss francs, respectively, with U.S. dollar equivalents of $9.6 million and $7.4 million, respectively.  As of July 31, 2010, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries with U.S. dollar equivalents of $1.6 million in various foreign currencies.  As of July 31, 2010, there were no outstanding borrowings against these lines.

On April 9, 2009, the Company announced that its Board of Directors decided to discontinue the quarterly cash dividend.  This decision was based on the Company’s desire to retain capital during the current challenging economic environment.  Under the Amended Loan Agreement, dividends are prohibited until certain financial performance measures are achieved.  In that event, the Board of Directors will evaluate the reinstitution of a quarterly dividend assuming the Company has returned to an appropriate level of profitability.  The Company paid a cash dividend of $0.05 per share, or approximately $1.2 million, for the three months ended April 30, 2009 (which was declared in the prior year).  No cash dividend was paid in the six months ended July 31, 2010.

Cash at July 31, 2010 amounted to $54.3 million compared to $47.5 million at July 31, 2009.  The increase in cash is primarily the result of a reduction of inventory partially offset by the pay down of debt.

The Company expects to receive approximately $4.8 million in cash during the second half of fiscal 2011 which represents the net balance due from a trust related to life insurance premiums paid by the Company on behalf of the Company’s former chairman and his spouse.  See Note 12 to the Consolidated Financial Statements regarding subsequent events for more detail.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

The Company’s primary market risk exposure relates to foreign currency exchange risk.  A significant portion of the Company’s purchases are denominated in Swiss francs.  The Company reduces its exposure to the Swiss franc exchange rate risk through a hedging program.  Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets.  In the event these exposures do not offset, the Company uses various derivative financial instruments to further reduce the net exposures to currency fluctuations, predominately forward and option contracts.  When entered into, the Company designates and documents these derivative instruments as a cash flow hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions.  Changes in the fair value of a derivative that is designated and documented as a cash flow hedge and is highly effective, are recorded in other comprehensive income until the underlying transaction affects earnings, and then are later reclassified into earnings in the same account as the hedged transaction.  The earnings impact is partially offset by the effects of currency movements on the underlying hedged transactions.  If the Company does not engage in a hedging program, any change in the Swiss franc to local currency would have an equal effect on the Company’s cost of sales.

The Company uses forward exchange contracts to offset its exposure to certain foreign currency liabilities. These forward contracts are not designated as qualified hedges and, therefore, changes in the fair value of these derivatives are recognized into earnings, thereby offsetting the current earnings effect of the related foreign currency liabilities.

As of July 31, 2010, the Company’s entire net forward contracts hedging portfolio consisted of 58.0 million Swiss francs equivalent for various expiry dates ranging through January 27, 2011 compared to a portfolio of 53.0 million Swiss francs equivalent for various expiry dates ranging through January 21, 2010 as of July 31, 2009.  If the Company were to settle its Swiss franc forward contracts at July 31, 2010, the net result would be a gain of $1.6 million, net of tax of $1.0 million.  The Company had no Swiss franc option contracts related to cash flow hedges as of July 31, 2010 and July 31, 2009, respectively.

The Company’s Board of Directors authorized the hedging of the Company’s Swiss franc denominated investment in its wholly-owned Swiss subsidiaries using purchase options under certain limitations. These hedges are treated as net investment hedges under the relevant accounting guidance regarding derivative instruments.  As of July 31, 2010 and 2009, the Company did not hold a purchased option hedge portfolio related to net investment hedging.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices, primarily related to gold used in the manufacturing of the Company’s watches.  Under its hedging program, the Company can purchase various commodity derivative instruments, primarily future contracts.  These derivatives are documented as qualified cash flow hedges, and gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases.  The Company did not hold any futures contracts in its gold hedge portfolio related to cash flow hedges as of July 31, 2010 and 2009, thus any changes in the gold price will have an equal effect on the Company’s cost of sales.

Debt and Interest Rate Risk

The Company has certain debt obligations with variable interest rates, which are based on LIBOR plus a fixed additional interest rate.  The Company does not hedge these interest rate risks.  The Company also has certain debt obligations with fixed interest rates.  The differences between the market based interest rates at July 31, 2010, and the fixed rates were unfavorable.  The Company believes that a 1% change in interest rates would affect the Company’s net income by approximately $0.1 million.  For additional information concerning potential changes to future interest obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting during the six months ended July 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.                 Risk Factors

As of July 31, 2010, there have been no material changes to any of the risk factors previously reported in the Annual Report on Form 10-K for the fiscal year ended January 31, 2010.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

On April 15, 2008, the Board of Directors authorized repurchase up to one million shares of the Company’s Common Stock.  Under this authorization, the Company has the option to repurchase shares over time, with the amount and timing of repurchases depending on market conditions and corporate needs.  The Company entered into a Rule 10b5-1 plan to facilitate repurchases of its shares under this authorization.  A Rule 10b5-1 plan permits a company to repurchase shares at times when it might otherwise be prevented from doing so, provided the plan is adopted when the company is not aware of material non-public information.  The Company may suspend or discontinue the repurchase of stock at any time.  Under this share repurchase program, the Company had repurchased a total of 937,360 shares of Common Stock in the open market during the first and second quarters of fiscal year 2009 at a total cost of approximately $19.5 million or $20.79 per share.  During the six months ended July 31, 2010, the Company has not repurchased shares of Common Stock.

An aggregate of 4,919 shares have been repurchased during the six months ended July 31, 2010 as a result of the surrender of shares in connection with the vesting of certain restricted stock awards.  At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

The following table summarizes information about the Company’s purchases for the period ended July 31, 2010 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934:

Issuer Repurchase of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2010 - February 28, 2010	2,701	$11.68	-	62,640
March 1, 2010 - March 31, 2010	-	-	-	62,640
April 1, 2010 - April 30, 2010	-	-	-	62,640
May 1, 2010 – May 31, 2010	2,218	12.41	-	62,640
June 1, 2010 – June 30, 2010	-	-	-	62,640
July 1, 2010 – July 31, 2010	-	-	-	62,640
Total	4,919	$12.01	-	62,640

 Item 6.                      Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MOVADO GROUP, INC.
                                                    (Registrant)

Dated: September 2, 2010	By:	/s/ Sallie A. DeMarsilis
Sallie A. DeMarsilis
Senior Vice President,
Chief Financial Officer and
Principal Accounting Officer