Form 10-Q
period 2010-10-31
MOVADO GROUP INC
filed 2010-12-02
CIK 72573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2010

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

The number of shares outstanding of the registrant's common stock and class A common stock as of November 23, 2010 were 18,103,669 and 6,634,319, respectively.

MOVADO GROUP, INC.

Index to Quarterly Report on Form 10-Q
October 31, 2010

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

MOVADO GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	October 31, 2010	January 31, 2010	October 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$63,243	$70,975	$49,478
Trade receivables, net	91,594	67,206	105,469
Inventories, net	206,549	204,096	228,766
Other current assets	27,300	38,014	35,711
Total current assets	388,686	380,291	419,424

Property, plant and equipment, net	39,956	47,394	58,142
Deferred income taxes	14,163	12,347	10,014
Other non-current assets	23,618	29,345	28,648
Total assets	$466,423	$469,377	$516,228

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$19,950	$22,661	$17,373
Accrued liabilities	44,979	35,161	43,760
Deferred and current income taxes payable	631	541	484
Total current liabilities	65,560	58,363	61,617

Long-term debt	-	10,000	24,910
Deferred and non-current income taxes payable	8,068	7,874	6,116
Other non-current liabilities	16,973	21,688	20,763
Total liabilities	90,601	97,925	113,406

Commitments and contingencies (Note 9)

Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	-	-	-
Common Stock, $0.01 par value, 100,000,000 shares authorized; 25,279,966, 25,134,084 and 25,103,084 shares issued, respectively	253	251	251
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,634,319, 6,634,319 and 6,634,319 shares issued and outstanding, respectively	66	66	66
Capital in excess of par value	139,779	138,076	137,078
Retained earnings	252,242	265,856	289,414
Accumulated other comprehensive income	83,246	67,390	76,114
Treasury Stock, 7,176,297, 7,171,348 and 7,171,348 shares, respectively, at cost	(102,131)	(102,071)	(102,071)
Total Movado Group, Inc. shareholders’ equity	373,455	369,568	400,852
Noncontrolling interests	2,367	1,884	1,970
Total equity	375,822	371,452	402,822
Total liabilities and equity	$466,423	$469,377	$516,228

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009
Continuing operations:
Net sales	$123,002	$123,443	$281,194	$267,629
Cost of sales	54,406	66,774	126,846	131,755

Gross profit	68,596	56,669	154,348	135,874
Selling, general and administrative	50,400	50,360	140,649	133,900

Operating income	18,196	6,309	13,699	1,974

Interest expense	(460)	(1,080)	(1,808)	(3,797)
Interest income	175	16	229	87

Income / (loss) from continuing operations before income taxes	17,911	5,245	12,120	(1,736)
Provision for income taxes (Note 10)	781	24,398	1,573	22,865
Income / (loss) from continuing operations	17,130	(19,153)	10,547	(24,601)
Discontinued operations:
(Loss) from discontinued operations, net of tax (Note 2)	-	(1,491)	(23,675)	(6,234)
Net income / (loss)	17,130	(20,644)	(13,128)	(30,835)
Less: Income attributed to noncontrolling interests	279	226	486	232

Net income / (loss) attributed to Movado Group, Inc.	$16,851	$(20,870)	$(13,614)	$(31,067)

Income / (loss) attributable to Movado Group, Inc.:
Income / (loss) from continuing operations , net of tax	$16,851	$(19,379)	$10,061	$(24,833)
(Loss) from discontinued operations, net of tax	-	(1,491)	(23,675)	(6,234)
Net income / (loss)	$16,851	$(20,870)	$(13,614)	$(31,067)

Basic income / (loss) per share:
Weighted basic average shares outstanding	24,772	24,558	24,730	24,509
Income / (loss) per share from continuing operations attributed to Movado Group, Inc.	$0.68	$(0.79)	$0.41	$(1.01)
(Loss) per share from discontinued operations	$-	$(0.06)	$(0.96)	$(0.25)
Net income / (loss) per share attributed to Movado Group, Inc.	$0.68	$(0.85)	$(0.55)	$(1.27)

Diluted income / (loss) per share:
Weighted diluted average shares outstanding	24,907	24,558	24,988	24,509
Income / (loss) per share from continuing operations attributed to Movado Group, Inc.	$0.68	$(0.79)	$0.40	$(1.01)
(Loss) per share from discontinued operations	$-	$(0.06)	$(0.96)	$(0.25)
Net income / (loss) per share attributed to Movado Group, Inc.	$0.68	$(0.85)	$(0.55)	$(1.27)

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
                               (Unaudited)

	Nine Months Ended October 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(13,128)	$(30,835)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Loss from discontinued operations	23,675	6,234
Depreciation and amortization	10,408	11,796
Deferred income taxes	(1,344)	20,442
Provision for losses on accounts receivable	1,271	1,453
Provision for losses on inventory	1,600	469
Stock-based compensation	1,178	862
Excess tax from stock-based compensation	-	478
Changes in assets and liabilities:
Trade receivables	(24,344)	(25,787)
Inventories	(4,585)	14,434
Other current assets	13,192	9,148
Accounts payable	(2,863)	(3,876)
Accrued liabilities	11,573	(3,216)
Current income taxes payable	28	2,710
Other non-current assets	4,267	1,429
Other non-current liabilities	(3,077)	(1,430)
Net cash provided by operating activities from continuing operations	17,851	4,311
Net cash (used in) operating activities from discontinued operations	(12,923)	(6,118)
Net cash provided by / (used in) operating activities	4,928	(1,807)

Cash flows from investing activities:
Capital expenditures	(4,903)	(3,373)
Trademarks	(230)	(382)
Net cash (used in) investing activities from continuing operations	(5,133)	(3,755)
Net cash (used in) investing activities from discontinued operations	(100)	-
Net cash (used in) investing activities	(5,233)	(3,755)

Cash flows from financing activities:
Proceeds from bank borrowings	30,000	55,909
Repayments of bank borrowings	(40,000)	(89,928)
Stock options exercised and other changes	468	203
Excess tax from stock-based compensation	-	(478)
Financing fee	-	(2,751)
Dividends paid	-	(1,220)
Net cash (used in) financing activities from continuing operations	(9,532)	(38,265)
Net cash (used in) financing activities from discontinued operations	-	-
Net cash (used in) financing activities	(9,532)	(38,265)

Effect of exchange rate changes on cash and cash equivalents	2,105	6,684

Net decrease in cash and cash equivalents	(7,732)	(37,143)

Cash and cash equivalents at beginning of period	70,975	86,621

Cash and cash equivalents at end of period	$63,243	$49,478

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

As announced on May 27, 2010, the Company’s subsidiary, Movado Retail Group, Inc., closed its Movado boutique division during its second quarter ending July 31, 2010.  All of the Movado boutiques were located in the United States.  Beginning in the second quarter of fiscal 2011, the financial results of the boutiques were reported as discontinued operations and presented in a separate section on the face of the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows for all periods presented.

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

The following is a summary of the operating results of the Company’s discontinued operations:

	Three Months Ended October 31, 2010			Three Months Ended October 31, 2009
(In thousands)	Net	Pretax	Net	Net	Pretax	Net
	Sales	Loss	Loss	Sales	Loss	Loss
Movado Boutiques	$-	$-	$-	$5,523	$3,370	$1,491

	Nine Months Ended October 31, 2010			Nine Months Ended October 31, 2009
(In thousands)	Net	Pretax	Net	Net	Pretax	Net
	Sales	Loss	Loss	Sales	Loss	Loss
Movado Boutiques	$14,252	$23,675	$23,675	$18,613	$9,374	$6,234

For the three months ended October 31, 2010, the Company had no tax provision for its discontinued operations.  For the three months ended October 31, 2009, the Company recorded a tax benefit of $1.9 million related to discontinued operations.  The effective tax rate for the three months ended October 31, 2009 was 55.8%.

For the nine months ended October 31, 2010, the Company had no tax provision for its discontinued operations.  For the nine months ended October 31, 2009, the Company recorded a tax benefit of $3.1 million related to discontinued operations.  The effective tax rate for the nine month period ended October 31, 2009 was 33.5%.

As a result of the Movado boutiques closing, the Company recorded $20.0 million of expenses primarily for occupancy charges, asset impairments, inventory reserves and severance.  The Company expects that, with the exception of inventory reserves, the majority of the remaining liabilities will be paid by fourth quarter of fiscal 2011.

A summary rollforward of costs related to the closing of the Movado boutiques is as follows (in thousands):

	Fiscal 2011 charges	Cash payments	Non-cash adjustments	Accrued balance at October 31, 2010
Occupancy charges (1)	$12,915	$(13,438)	$1,284	$761
Asset impairments	3,432	-	(3,432)	-
Inventory reserves	1,892	-	(37)	1,855
Severance	1,756	(1,583)	-	173
Total	$19,995	$(15,021)	$(2,185)	$2,789

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of October 31, 2010 (in thousands):

	Fair Value at October 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$227	$-	$-	$227
SERP assets - employer	446	-	-	446
SERP assets - employee	13,717	-	-	13,717
Hedge derivatives	-	2,916	-	2,916
Total	$14,390	$2,916	$-	$17,306

Liabilities:
SERP liabilities - employee	$13,717	$-	$-	$13,717
Hedge derivatives	-	243	-	243
Total	$13,717	$243	$-	$13,960

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

NOTE 4 – EQUITY AND COMPREHENSIVE INCOME / (LOSS)

The components of equity for the nine months ended October 31, 2010 and 2009 are as follows (in thousands):

	Movado Group, Inc. Shareholders’ Equity
						Accumulated
		Class A	Capital in			Other
	Common	Common	Excess of	Retained	Treasury	Comprehensive	Noncontrolling
	Stock	Stock	Par Value	Earnings	Stock	Income	Interests	Total
Balance, January 31, 2010	$ 251	$ 66	$138,076	$265,856	($102,071)	$67,390	$1,884	$371,452
Net (loss) / income				(13,614)			486	(13,128)
Stock options exercised, net of tax	2		530		(60)			472
Stock-based compensation expense			1,178					1,178
Supplemental executive retirement plan			(5)					(5)
Net unrealized gain on investments, net of tax						97		97
Effective portion of unrealized gain on hedging contracts, net of tax						609		609
Foreign currency translation adjustment (1)						15,150	(3)	15,147
Balance, October 31, 2010	$253	$ 66	$139,779	$252,242	($102,131)	$83,246	$2,367	$375,822

	Movado Group, Inc. Shareholders’ Equity
						Accumulated
		Class A	Capital in			Other
	Common	Common	Excess of	Retained	Treasury	Comprehensive	Noncontrolling
	Stock	Stock	Par Value	Earnings	Stock	Income	Interests	Total
Balance, January 31, 2009	$246	$ 66	$131,796	$320,481	($97,371)	$44,041	$1,506	$400,765
Net (loss) / income				(31,067)			232	(30,835)
Stock options exercised, net of tax	5		4,618		(4,700)			(77)
Stock-based compensation expense			862					862
Supplemental executive retirement plan			(198)					(198)
Net unrealized gain on investments, net of tax						81		81
Effective portion of unrealized loss on hedging contracts, net of tax						(738)		(738)
Foreign currency translation adjustment (1)						32,730	232	32,962
Balance, October 31, 2009	$251	$ 66	$137,078	$289,414	($102,071)	$76,114	$1,970	$402,822

The components of comprehensive income / (loss) for the three months and nine months ended October 31, 2010 and 2009 are as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009
Net income / (loss)	$17,130	$(20,644)	$(13,128)	$(30,835)
Net unrealized gain / (loss) on investments, net of tax	16	(16)	97	81
Effective portion of unrealized gain / (loss) on hedging contracts, net of tax	(93)	(491)	609	(738)
Foreign currency translation adjustments (1)	13,463	16,616	15,147	32,962
Comprehensive income / (loss)	30,516	(4,535)	2,725	1,470
Less: Comprehensive income attributable to noncontrolling interests	366	270	483	464
Total comprehensive income / (loss) attributable to Movado Group, Inc.	$30,150	$(4,805)	$2,242	$1,006

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

With the exception of Total Assets and Long-Lived Assets, the Retail segment and United States segment information presented below no longer includes amounts related to the Movado boutiques, which were closed during the second quarter of fiscal 2011 and subsequently reported as discontinued operations.

The Company conducts its business primarily in two operating segments: Wholesale and Retail.  The Company’s Wholesale segment includes the designing, manufacturing and distribution of quality watches, in addition to revenue generated from after sales service activities and shipping. The retail segment includes the Company’s outlet stores and the Movado brand flagship store.

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

Operating Segment Data for the Three Months Ended October 31, 2010 and 2009 (in thousands):

	Net Sales		Operating Income (1)
	2010	2009	2010	2009

Wholesale	$110,154	$110,987	$16,534	$4,208
Retail	12,848	12,456	1,662	2,101
Consolidated total	$123,002	$123,443	$18,196	$6,309

Operating Segment Data for the Nine Months Ended October 31, 2010 and 2009 (in thousands):

	Net Sales		Operating Income (Loss) (1)
	2010	2009	2010	2009

Wholesale	$245,962	$232,396	$9,018	$(4,176)
Retail	35,232	35,233	4,681	6,150
Consolidated total	$281,194	$267,629	$13,699	$1,974

	Total Assets
	October 31, 2010	January 31, 2010	October 31, 2009

Wholesale	$444,819	$435,432	$472,845
Retail	21,604	33,945	43,383
Consolidated total	$466,423	$469,377	$516,228

(1) Fiscal 2011 Wholesale Operating Income includes the reversal of a $4.3 million previously recorded liability for a retirement agreement with the Company's late Chairman.  See note 12 to the consolidated financial statements for further details.

Geographic Segment Data for the Three Months Ended October 31, 2010 and 2009 (in thousands):

	Net Sales		Operating Income (Loss) (2)
	2010	2009	2010	2009

United States	$66,105	$74,092	$6,604	$(1,513)
International	56,897	49,351	11,592	7,822
Consolidated total	$123,002	$123,443	$18,196	$6,309

United States and International net sales are net of intercompany sales of $64.3 million and $56.7 million for the three months ended October 31, 2010 and 2009, respectively.

Geographic Segment Data for the Nine Months Ended October 31, 2010 and 2009 (in thousands):

	Net Sales		Operating (Loss) Income (2)
	2010	2009	2010	2009

United States	$148,505	$152,726	$(941)	$(13,245)
International	132,689	114,903	14,640	15,219
Consolidated total	$281,194	$267,629	$13,699	$1,974

United States and International net sales are net of intercompany sales of $149.9 million and $159.8 million for the nine months ended October 31, 2010 and 2009, respectively.

(2) Fiscal 2011 United States Operating (Loss) includes the reversal of a $4.3 million previously recorded liability for a retirement agreement with the Company's late Chairman.  See note 12 to the consolidated financial statements for further details.

	Total Assets
	October 31, 2010	January 31, 2010	October 31, 2009

United States	$203,256	$204,836	$249,161
International	263,167	264,541	267,067
Consolidated total	$466,423	$469,377	$516,228

	Long-Lived Assets
	October 31, 2010	January 31, 2010	October 31, 2009

United States	$30,869	$36,000	$42,842
International	9,087	11,394	15,300
Consolidated total	$39,956	$47,394	$58,142

NOTE 6 – INVENTORIES, NET

Inventories consist of the following (in thousands):
	October 31, 2010	January 31, 2010	October 31, 2009

Finished goods	$124,977	$128,334	$144,287
Component parts	60,333	55,077	63,104
Work-in-process	21,239	20,685	21,375
	$206,549	$204,096	$228,766

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

Availability under the Facility is determined by reference to a borrowing base which is based on the sum of a percentage of eligible accounts receivable and eligible inventory of the Borrowers.  $10.0 million in availability is blocked until the date (the “Block Release Date”) on which the Borrowers have achieved for a four fiscal quarter period a consolidated fixed charge coverage ratio of at least 1.25 to 1.0 and have domestic EBITDA greater than $10.0 million.  The availability block must remain in place for at least one year.  The amount of the availability block will be reduced by the amount by which the borrowing base exceeds $55.0 million, up to a maximum reduction of $5.0 million.  Availability under the Facility may be further reduced by certain reserves established by the Agent in its good faith credit judgment.  As of October 31, 2010, total availability under the Facility, giving effect to the availability block, no outstanding borrowings and the letters of credit outstanding under the subfacility, was $49.3 million.

The initial applicable margin for LIBOR rate loans was 4.25% and for base rate loans was 3.25%.  After July 17, 2010, the applicable margins decrease or increase by 0.25% per annum from the initial applicable margins depending on whether average availability for the most recently completed fiscal quarter is either greater than $12.5 million, or is $5.0 million or less, respectively.  Beginning in the third quarter of fiscal year 2011, the applicable margin decreased by 0.25% per annum.  The Company has also agreed to pay certain fees and expenses and provide certain indemnities, all of which are customary for such financings.

Prior to the Block Release Date, if borrowing availability is less than $10.0 million (which threshold may be reduced to the extent the borrowing base exceeds $55.0 million, up to a maximum $5.0 million reduction), the Borrowers will be subject to a minimum EBITDA covenant.  After the Block Release Date, the Borrowers will be subject to a minimum EBITDA covenant if borrowing availability is less than $15.0 million.  As of October 31, 2010, the Borrowers were not subject to the minimum EBITDA covenant.

In addition, after the Block Release Date, if borrowing availability is less than $15.0 million, the Borrowers will be subject to a minimum fixed charge coverage ratio.

The Borrowers’ deposit accounts will be subject to cash dominion prior to the Block Release Date if borrowing availability is less than $7.5 million, but such threshold may be reduced to the extent the borrowing base exceeds $55.0 million, up to a maximum $5.0 million reduction.  After the Block Release Date, cash dominion will be imposed if borrowing availability is less than $15.0 million.  As of October 31, 2010, the Borrowers were not subject to cash dominion nor do the Borrowers expect to be subject to such a requirement in the foreseeable future.

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

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank.  As of October 31, 2010 and 2009, these lines of credit totaled 10.0 million Swiss francs and 8.0 million Swiss francs, respectively, with U.S. dollar equivalents of $10.2 million and $7.9 million, respectively.  As of October 31, 2010, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries with U.S. dollar equivalents of $1.7 million in various foreign currencies.  As of October 31, 2010, there were no outstanding borrowings against these lines.

NOTE 8 – EARNINGS PER SHARE

The Company presents net income per share on a basic and diluted basis.  Basic earnings per share are computed using weighted-average shares outstanding during the period.  Diluted earnings per share are computed using the weighted-average number of shares outstanding adjusted for dilutive common stock equivalents.

The weighted-average number of shares outstanding for basic earnings per share was 24,772,000 and 24,558,000 for the three months ended October 31, 2010 and 2009, respectively.  For the three months ended October 31, 2010, diluted earnings per share was increased by 135,000, due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans.  For the three months ended October 31, 2009, the number of shares outstanding for diluted earnings per share was the same as the basic earnings per share because the Company generated a net loss.

For the three months ended October 31, 2010 and October 31, 2009, approximately 605,000 and 730,000, respectively, of common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

The weighted-average number of shares outstanding for basic earnings per share was 24,730,000 and 24,509,000 for the nine months ended October 31, 2010 and 2009, respectively.  For the nine months ended October 31, 2010, diluted earnings per share was increased by 258,000, due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans.  For the nine months ended October 31, 2009, the number of shares outstanding for diluted earnings per share was the same as the basic earnings per share because the Company generated a net loss.

For the nine months ended October 31, 2010 and October 31, 2009, approximately 513,000 and 1,080,000, respectively, of common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

At October 31, 2010, one bank in the domestic bank group has issued five irrevocable standby letters of credit for retail and operating facility leases to various landlords, for the administration of the Movado boutique private-label credit card and Canadian payroll to the Royal Bank of Canada.  The Company had outstanding letters of credit totaling $0.7 million with expiration dates through March 10, 2013.

As of October 31, 2010, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $1.7 million in various foreign currencies.

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

NOTE 10 – INCOME TAXES

The Company recorded a tax expense of $0.8 million and $24.4 million for the three months ended October 31, 2010 and 2009, respectively.  The effective tax rate for the three month period ended October 31, 2010 was 4.4%.  Actual taxes in the current period include adjustments for a non-cash charge to record changes in the valuation allowances on the Company's net deferred tax assets, taxes on repatriated foreign dividends and the application of interim tax reporting guidelines.  For the three months ended October 31, 2009, the Company determined that it was appropriate to record a full valuation allowance against its net deferred tax assets in the U.S., primarily due to the Company’s U.S. loss position in recent years, and the Company recognized a non-cash deferred tax expense of $20.8 million.  In addition, for the three months ended October 31, 2009, a non-cash provision of $2.2 million was recorded for net federal income tax on the future remittance of earnings of a foreign subsidiary.

The Company recorded a tax expense of $1.6 million and $22.9 million for the nine months ended October 31, 2010 and 2009, respectively.  The effective tax rate for the nine month period ended October 31, 2010 was 13.0%.  Actual taxes in the current period include adjustments for a non-cash charge to record changes in the valuation allowances on the Company's net deferred tax assets, taxes on repatriated foreign dividends and the application of interim tax reporting guidelines.  The tax expense for the nine months ended October 31, 2009 included charges regarding the above mentioned non-cash deferred tax expense related to valuation allowances and the non-cash provision on future remittance of earnings of a foreign subsidiary.

NOTE 11 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company accounts for its derivative financial instruments in accordance with guidance which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value.  A significant portion of the Company’s purchases are denominated in Swiss francs.  The Company reduces its exposure to the Swiss franc exchange rate risk through a hedging program.  Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets.  In the event these exposures do not offset, the Company uses various derivative financial instruments to further reduce the net exposures to currency fluctuations, predominately forward and option contracts.  When entered into, the Company designates and documents these derivative instruments as a cash flow hedge of a specific underlying exposure, and sets forth the risk management objectives and strategies for undertaking the hedge transactions.  Changes in the fair value of a derivative that is designated and documented as a cash flow hedge, and which is highly effective, are recorded in other comprehensive income until the underlying transaction affects earnings, and then are later reclassified into earnings in the same account as the hedged transaction.  The Company formally assesses, both at the inception and at each financial quarter thereafter, the effectiveness of the derivative instrument hedging the underlying forecasted cash flow transaction.  Any ineffectiveness related to the derivative financial instruments’ change in fair value will be recognized in the period in which the ineffectiveness was calculated.

The Company uses forward exchange contracts to offset its exposure to certain foreign currency receivables and liabilities. These forward contracts are not designated as qualified hedges and, therefore, changes in the fair value of these derivatives are recognized into earnings, thereby offsetting the current earnings effect of the related foreign currency receivables and liabilities.

All of the Company’s derivative instruments have liquid markets to assess fair value.  The Company does not enter into any derivative instruments for trading purposes.

As of October 31, 2010, the Company’s entire net forward contracts hedging portfolio consisted of 50.0 million Swiss francs equivalent for various expiry dates ranging through April 26, 2011.

The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives designated as hedging instruments and derivatives not designated as hedging instruments under the relevant guidance as of October 31, (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance	2010	2009	Balance	2010	2009
	Sheet	Fair	Fair	Sheet	Fair	Fair
	Location	Value	Value	Location	Value	Value
Derivatives designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$-	$-	Accrued Liabilities	$-	$-

Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	2,916	1,919	Accrued Liabilities	243	152

Total Derivative Instruments		$2,916	$1,919		$243	$152

As of October 31, 2010, the balance of deferred net gains on derivative financial instruments documented as cash flow hedges included in accumulated other comprehensive income (“AOCI”) was $0.4 million in net gains, net of tax of $1.0 million, compared to $0.7 million in net gains, net of tax of $0.5 million at October 31, 2009.  The Company estimates that a substantial portion of the deferred net gains at October 31, 2010 will be realized into earnings over the next 12 to 24 months as a result of transactions that are expected to occur over that period. The primary underlying transaction which will cause the amount in AOCI to affect cost of goods sold consists of the Company’s sell through of inventory purchased in Swiss francs. The maximum length of time the Company is hedging its exposure to the fluctuation in future cash flows for forecasted transactions is 24 months. For the three months ended October 31, 2010 and 2009, the Company reclassified from AOCI to earnings $0.4 million of net gains, net of tax of $0.3 million and $0.5 million of net gains, net of tax of $0.3 million, respectively.  For the nine months ended October 31, 2010 and 2009, the Company reclassified from AOCI to earnings $0.6 million of net gains, net of tax of $0.4 million and $1.3 million of net gains, net of tax of $0.7 million, respectively.

During the three and nine months ended October 31, 2010 and 2009, the Company recorded no charge related to its assessment of the effectiveness of its derivative hedge portfolio because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged.  Changes in the contracts’ fair value due to spot-forward differences are excluded from the designated hedge relationship.  The Company records these transactions in the cost of sales of the Consolidated Statements of Income.

NOTE 12 - OTHER

In fiscal 1996, the Company entered into an agreement with a trust which owned an insurance policy issued on the lives of the Company's former Chairman, Mr. Gedalio Grinberg (“Mr. Grinberg”), and his spouse (“Mrs. Grinberg”). Under this agreement, the trust assigned the insurance policy to the Company as collateral to secure repayment by the trust of interest-free loans made by the Company to the trust in amounts equal to the premiums on said insurance policy (approximately $0.7 million per annum). The agreement required the trust to repay the loans from the proceeds of the policy. At January 31, 2003, the Company had outstanding loans from the trust of $5.2 million. On April 4, 2003, the agreement was amended and restated to transfer the policy from the trust to the Company in partial repayment of the loan balance. The Company is the beneficiary of the policy insofar as upon the death of Mr. Grinberg and Mrs. Grinberg, the proceeds of the policy would first be distributed to the Company to repay the premiums paid by the Company with the remaining proceeds distributed to the trust.  On January 5, 2009, the Company announced the passing of Mr. Grinberg.  During fiscal 2010, the Company borrowed approximately $11.0 million against the cash surrender value of this insurance policy.  On August 9, 2010, Mrs. Grinberg passed away.  As of this date, the Company had a balance of $5.0 million in Other Current Assets, consisting of $11.1 million of premiums paid on the policy, net of the outstanding loan balance of $6.1 million.  The Company received approximately $4.8 million in the third quarter of fiscal 2011, which represented the net balance due from the trust and accrued interest owed as of August 9, 2010.

On December 19, 2008, the Company entered into a Transition and Retirement Agreement (the “Agreement”) with the Company’s former Chairman, Mr. Grinberg.  The Agreement stipulated that upon his retirement on January 31, 2009, Mr. Grinberg, or Mrs. Grinberg if he predeceases her, would receive a payment of $0.6 million for the year ended January 31, 2010, and annual payments of $0.5 million for each year thereafter through the life of Mr. Grinberg and, if he predeceases Mrs. Grinberg, through the life of Mrs. Grinberg.  On January 5, 2009, the Company announced the passing of Mr. Grinberg.  As of July 31, 2010, a $4.3 million liability was recorded in the Company’s Consolidated Balance Sheets related to the Agreement, of which $0.5 million was recorded in Accrued Liabilities, and $3.8 million was recorded in Other Non-Current Liabilities.  In the third quarter of fiscal 2011, due to the passing of Mrs. Grinberg, the Company reversed the $4.3 million liability as a reduction of SG&A expenses.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS
Statements in this Quarterly Report on Form 10-Q, including, without limitation, statements under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as statements in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, forecasts and projections about the Company, its future performance, the industry in which the Company operates and management’s assumptions. Words such as “expects”, “anticipates”, “targets”, “goals”, “projects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should” and variations of such words and similar expressions are also intended to identify such forward-looking statements. The Company cautions readers that forward-looking statements include, without limitation, those relating to the Company’s future business prospects, projected operating or financial results, revenues, working capital, liquidity, capital needs, plans for future operations, expectations regarding capital expenditures and operating expenses, effective tax rates, margins, interest costs, and income as well as assumptions relating to the foregoing.  Forward-looking statements are subject to certain risks and uncertainties, some of which cannot be predicted or quantified.  Actual results and future events could differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company’s reports filed with the SEC including, without limitation, the following: general economic and business conditions which may impact disposable income of consumers in the United States and the other significant markets where the Company’s products are sold, uncertainty regarding such economic and business conditions, trends in consumer debt levels and bad debt write-offs, general uncertainty related to possible terrorist attacks and the impact on consumer spending, changes in consumer preferences and popularity of particular designs, new product development and introduction, competitive products and pricing, seasonality, availability of alternative sources of supply in the case of the loss of any significant supplier or any supplier's inability to fulfill the Company’s orders, the loss of or curtailed sales to significant customers, the  Company’s dependence on key employees and officers, the ability to successfully integrate the operations of acquired businesses without disruption to other business activities, the continuation of licensing arrangements with third parties, the ability to secure and protect trademarks, patents and other intellectual property rights, the ability to lease new stores on suitable terms in desired markets and to complete construction on a timely basis, the ability of the Company to successfully manage its expenses on a continuing basis, the continued availability to the Company of financing and credit on favorable terms, business disruptions, disease, general risks associated with doing business outside the United States including, without limitation, import duties, tariffs, quotas, political and economic stability, and success of hedging strategies with respect to currency exchange rate fluctuations.

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

Critical Accounting Policies and Estimates and Newly Adopted Accounting Pronouncements

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

As of October 31, 2010, there have been no material changes to any of the critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010.

In the first quarter of 2010, the Company adopted FASB issued accounting guidance that requires the gross presentation of activity within the Level 3 fair value measurement roll forward and details of transfers in and out of Level 1 and 2 fair value measurements.  It also clarifies existing disclosure requirements regarding the level of disaggregation of fair value measurements and disclosures on inputs.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

In the first quarter of 2010, the Company adopted new standards for determining whether to consolidate a variable interest entity.  These new standards eliminated a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary.  The adoption of these new standards did not impact the Company’s consolidated statements of operations or balance sheets.

Recent Developments

Economic conditions around the world began to deteriorate in fiscal 2009.  Global economic conditions are showing signs of recovery, particularly in the watch category.  The Company believes that the U.S. economy will continue to show moderate growth, yet it remains conservative on the outlook in the European market.  The Asia market remains strong but currently represents only a small part of the Company’s business.  As the Company continues to manage its way through these uncertain times, it is taking, and will continue to take, appropriate actions to address challenges in the marketplace and more strongly position the Company for the future, including:

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

As announced on May 27, 2010, the Company’s subsidiary, Movado Retail Group, Inc., closed its Movado boutique division during its second quarter ending July 31, 2010.  All of the Movado boutiques were located in the United States.  The Company incurred a charge of approximately $20 million in connection with the closing of the boutiques.  This charge was primarily comprised of occupancy charges, asset impairments, inventory reserves and severance.  Beginning in the second quarter of fiscal 2011, the financial results of the boutiques are being reported as discontinued operations and presented in a separate section on the face of the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows for all periods presented.

Overview

The Company conducts its business primarily in two operating segments: Wholesale and Retail.  The Company’s wholesale segment includes the designing, manufacturing and distribution of quality watches.  The retail segment includes the Company’s outlet stores and the Movado brand flagship store.  The following discussion of retail segment and United States segment operating results no longer includes amounts related to the Movado boutiques as a result of closing the Movado boutique division during the second quarter of fiscal 2011.  The financial results of the Movado boutiques are classified as discontinued operations for all periods presented.

The Company divides its watch business into distinct categories.  The luxury category consists of the Ebel® and Concord® brands.  The accessible luxury category consists of the Movado® and ESQ® by Movado brands.  The licensed brands category represents brands distributed under license agreements and includes Coach®, HUGO BOSS®, Juicy Couture®, Lacoste® and Tommy Hilfiger®.

Results of operations for the three months ended October 31, 2010 as compared to the three months ended October 31, 2009

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Three Months Ended October 31,
	2010	2009

Wholesale:
United States	$53,257	$61,636
International	56,897	49,351
Total Wholesale	110,154	110,987

Retail	12,848	12,456

Net Sales	$123,002	$123,443

Net sales for the three months ended October 31, 2010 were $123.0 million, below prior year by $0.4 million or 0.4%.  Net sales for the three months ended October 31, 2009 included $8.4 million of liquidation of excess discontinued inventory.  Excluding the liquidation of excess discontinued inventory in the prior year period, net sales for the three months ended October 31, 2010 were above the prior year period by $8.0 million or 6.9%.  The Company is presenting net sales excluding sales of excess discontinued inventory because the Company believes that it is useful to eliminate the effect of this item in order to improve the comparability of the Company’s results for the periods presented.  For the three months ended October 31, 2010, fluctuations in foreign currency exchange rates unfavorably impacted net sales by $0.6 million when compared to the prior year period.

Net sales for the three months ended October 31, 2010 in the wholesale segment were $110.2 million, below the prior year period by $0.8 million or 0.8%.  Excluding $8.4 million of liquidation of excess discontinued inventory in the prior year period, net sales in the wholesale segment for the current period were above the prior year period by $7.6 million or 7.4%.  The increase in wholesale net sales was driven by growth in the international segment.  Sales in the U.S. segment were flat year-over-year.

Net sales for the three months ended October 31, 2010 in the U.S. wholesale segment were $53.3 million, below the prior year period by $8.4 million or 13.6%.  Excluding $8.4 million of liquidation of excess discontinued inventory in the prior year period, net sales in the U.S. wholesale segment for the current period were flat to the prior year period.  (The remaining discussion in this paragraph excludes the impact of the liquidation sales of excess discontinued inventory.)  Net sales in the licensed brands category were above the prior year period by $0.9 million or 5.5%, primarily due to better performance resulting from improved economic conditions when compared to the prior year period.  The licensed brand category has favorable pricing when compared to the luxury and the accessible luxury categories, making the licensed brand category watches more attractive to consumers who continue to manage their spending.  Net sales in the luxury category were below prior year by $0.3 million, or 23.1%, as the relatively high priced watch offerings of the category continued to be negatively affected by the difficult U.S. economic environment.  Net sales in the accessible luxury category were below prior year by $0.2 million, or 0.7%, resulting from the Company’s decision to continue to control distribution in the current year period, as well as the decision to limit sales to customers which the Company believed to have credit risk.  These decreases were partially offset by higher demand as customers began to replenish their inventories after significant destocking in the prior year when they slowed replenishment and reduced open-to-buy levels as a result of the unfavorable economic conditions.

Net sales for the three months ended October 31, 2010 in the international wholesale segment were $56.9 million, above the prior year period by $7.5 million or 15.3%, with increases recorded in all watch brand categories.  Net sales in the licensed brands category were above the prior year period by $5.1 million or 17.9%, primarily due to market expansion and better performance resulting from improved economic conditions when compared to prior year period.  Net sales in the luxury category were above the prior year period by $2.6 million, or 37.6%.  Net sales in the accessible luxury category were above the prior year period by $1.0 million, or 8.5%.  The increase in net sales for both the luxury and accessible luxury categories was primarily due to better performance resulting from improved economic conditions when compared to the prior year period.  For the three months ended October 31, 2010, fluctuations in foreign currency exchange rates unfavorably impacted net sales by $0.6 million when compared to the prior year period.

Net sales for the three months ended October 31, 2010 in the retail segment were $12.8 million, above the prior year period by $0.4 million or 3.2%.  As of October 31, 2010, the Company operated 32 outlet stores and the Movado brand flagship store.

Gross Profit.  Gross profit for the three months ended October 31, 2010 was $68.6 million or 55.8% of net sales as compared to $56.7 million or 45.9% of net sales for the three months ended October 31, 2009.  The increase in gross profit of $11.9 million was primarily attributed to the increase in gross margin percentage.  The gross margin percentage for the three months ended October 31, 2010 was favorably impacted by approximately 90 basis points resulting from a shift in channel and product mix.  For the three months ended October 31, 2009, both the gross profit and gross margin percentage were unfavorably impacted by currency and unfavorable inventory overhead absorption.  The gross margin percentage for the three months ended October 31, 2009 was unfavorably impacted by approximately 150 basis points by fluctuations in foreign currency due to losses on the un-hedged portion of the Company’s Swiss franc liabilities, predominantly in the United States.  The unfavorable overhead absorption in the prior year period was primarily attributed to abnormally low production levels associated with the decline in sales volume which unfavorably impacted the gross margin percentage by approximately 210 basis points.  In addition, the gross margin percentage during the three months ended October 31, 2009 was unfavorably impacted by approximately 540 basis points resulting from the $8.4 million of sales of excess discontinued inventory.

Selling, General and Administrative (“SG&A”). SG&A expenses for the three months ended October 31, 2010 were $50.4 million, or flat to the prior year period.  Higher marketing expense of $2.5 million was recorded during the three months ending October 31, 2010 when compared to the prior year period, resulting from the Company’s decision to increase investment in this area to elevate its brands’ connection with consumers and to drive sales growth.  Additionally, performance based compensation was higher by $3.4 million year-over-year, resulting from expense recorded for the current period due to the expected achievement of performance goals, as well as the reversal of previously recorded expenses in the prior year due to goals not being met in light of the challenging global economy at that time.  These expense increases were offset by lower expenses of $1.0 million associated with tradeshows as the Company reduced participation in these events.  Additionally, the Company recorded a benefit of $4.3 million in the current year period resulting from the reversal of a previously recorded liability for a retirement agreement with the Company’s late Chairman.  The effect of fluctuations in foreign currency exchange rates favorably impacted SG&A for the three months ended October 31, 2010 by $0.6 million, primarily due to the transactional effect of foreign denominated assets held in strengthening currencies.

Wholesale Operating Income.  Operating income of $16.5 million and $4.2 million was recorded in the wholesale segment for the three months ended October 31, 2010 and 2009, respectively.  The $12.3 million increase in profit was the result of an increase in gross profit of $11.7 million, and a decrease in SG&A expenses of $0.6 million.  The increase in gross profit of $11.7 million was primarily attributed to the increase in gross margin percentage achieved year-over-year.  The decrease in SG&A expenses of $0.6 million was driven by a reduction in expenses associated with tradeshows of $1.0 million, the $4.3 million benefit recorded in the current period resulting from the reversal of a previously recorded liability for a retirement agreement, as well as the favorable impact of foreign currency fluctuations of $0.6 million when compared to the prior year period.  These decreases were partially offset by higher marketing expenses of $2.6 million and higher performance based compensation of $3.4 million.

Retail Operating Income.  Operating income of $1.7 million and $2.1 million was recorded in the retail segment for the three months ended October 31, 2010 and 2009, respectively.  The $0.4 million decrease in profit was primarily the result of an increase in SG&A expenses of $0.6 million, partially offset by an increase in gross profit of $0.2 million.  The increase in gross profit of $0.2 million was primarily attributed to the increase in sales volume year-over-year.  The increase in SG&A expenses of $0.6 million was primarily due to higher occupancy and payroll related expenses in the current year period.

Interest Expense.  Interest expense for the three months ended October 31, 2010 and 2009 was $0.5 million and $1.1 million, respectively.  The decrease in interest expense of $0.6 million was primarily due to lower average borrowings year-over-year.

Interest Income.  Interest income was $0.2 million and $0.1 million for the three month periods ended October 31, 2010 and 2009, respectively.

Income Taxes.  The Company recorded a tax expense of $0.8 million and a tax expense of $24.4 million for the three months ended October 31, 2010 and 2009, respectively.  The effective tax rate for the three month period ended October 31, 2010 was 4.4%. Actual taxes in the current period include adjustments for a non-cash charge to record changes in the valuation allowances on the Company's net deferred tax assets, taxes on repatriated foreign dividends and the application of interim tax reporting guidelines.  For the three months ended October 31, 2009, the Company determined that it was appropriate to record a full valuation allowance against its net deferred tax assets in the U.S., primarily due to the Company’s U.S. loss position in recent years, and the Company recognized a non-cash deferred tax expense of $20.8 million.  In addition, for the three months ended October 31, 2009, a non-cash provision of $2.2 million was recorded for net federal income tax on the future remittance of earnings of a foreign subsidiary.

Loss From Discontinued Operations.  The Company records the financial results of its Movado boutique division as discontinued operations, which ceased doing business during the quarter ended July 31, 2010.  For the three months ended October 31, 2009, the Company recorded a loss from discontinued operations of $1.5 million.

Net Income / (Loss) Attributed to Movado Group, Inc.  For the three months ended October 31, 2010, the Company recorded net income of $16.9 million, as compared to a net loss of $20.9 million recorded for the three months ended October 31, 2009.

Results of operations for the nine months ended October 31, 2010 as compared to the nine months ended October 31, 2009

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Nine Months Ended October 31,
	2010	2009

Wholesale:
United States	$113,273	$117,493
International	132,689	114,903
Total Wholesale	245,962	232,396

Retail	35,232	35,233

Net Sales	$281,194	$267,629

Net sales for the nine months ended October 31, 2010 were $281.2 million, above the prior year period by $13.6 million or 5.1%.  Net sales for the nine months ended October 31, 2009 included $13.6 million of liquidation of excess discontinued inventory.  Excluding the liquidation of excess discontinued inventory in the prior year period, net sales for the nine months ended October 31, 2010 were above the prior year period by $27.2 million or 10.7%.  For the nine months ended October 31, 2010, fluctuations in foreign currency exchange rates unfavorably impacted net sales by $0.4 million when compared to the prior year period.

Net sales for the nine months ended October 31, 2010 in the wholesale segment were $246.0 million, above the prior year period by $13.6 million or 5.8%.  Excluding $13.6 million of liquidation of excess discontinued inventory in the prior year period, net sales in the wholesale segment for the current period were above the prior year period by $27.2 million or 12.4%.  Excluding the liquidation sales of excess discontinued inventory, increases in wholesale net sales were recorded in both the U.S. and international segments.

Net sales for the nine months ended October 31, 2010 in the U.S. wholesale segment were $113.3 million, below the prior year period by $4.2 million or 3.6%.  Excluding $13.6 million of liquidation of excess discontinued inventory in the prior year period, net sales in the U.S. wholesale segment for the current period were above the prior year period by $9.4 million or 9.1%.  (The remaining discussion in this paragraph excludes the impact of the liquidation sales of excess discontinued inventory.)   The increase in U.S. wholesale net sales of $9.4 million was driven by increases in both the licensed brand and accessible luxury brand categories.  Net sales in the licensed brands category were above the prior year period by $4.6 million or 14.4%, primarily due to better performance resulting from improved economic conditions when compared to prior year period.  Net sales in the accessible luxury category were above the prior year period by $4.9 million or 8.0%, resulting from higher demand as customers began to replenish their inventories after significant destocking in the prior year when they slowed replenishment and reduced open-to-buy levels as a result of the unfavorable economic conditions.  These increases were partially offset by the Company’s decision to continue to control distribution in the current year period, as well as the decision to limit sales to customers which the Company believed to have credit risk.  Net sales in the luxury category were relatively flat year-over-year.

Net sales for the nine months ended October 31, 2010 in the international wholesale segment were $132.7 million, above the prior year period by $17.8 million or 15.5%, with increases recorded in all watch brand categories.  Net sales in the licensed brands category were above the prior year period by $15.0 million or 23.5%, primarily due to market expansion and better performance resulting from improved economic conditions when compared to prior year period.  Net sales in the accessible luxury category were above the prior year period by $1.6 million, or 6.7%.  Net sales in the luxury category were above the prior year period by $1.2 million, or 5.4%.  The increase in net sales for both the accessible luxury and luxury categories was primarily due to better performance resulting from improved economic conditions when compared to the prior year period.  For the nine months ended October 31, 2010, fluctuations in foreign currency exchange rates unfavorably impacted net sales by $0.4 million when compared to the prior year period.

Net sales for the nine months ended October 31, 2010 in the retail segment were $35.2 million, or flat to the prior year period.

Gross Profit.  Gross profit for the nine months ended October 31, 2010 was $154.3 million or 54.9% of net sales as compared to $135.9 million or 50.8% of net sales for the nine months ended October 31, 2009.  The increase in gross profit of $18.4 million was primarily attributed to the increase in sales volume year-over-year.  The gross margin percentage for the nine months ended October 31, 2010 was unfavorably impacted by approximately 150 basis points resulting from a shift in channel and product mix.  For the three months ended October 31, 2009, both the gross profit and gross margin percentage were unfavorably impacted by currency and unfavorable inventory overhead absorption.  The gross margin percentage for the nine months ended October 31, 2009 was unfavorably impacted by approximately 70 basis points by fluctuations in foreign currency due to losses on the un-hedged portion of the Company’s Swiss franc liabilities, predominantly in the United States.  The unfavorable overhead absorption in the prior year period was primarily attributed to abnormally low production levels associated with the decline in sales volume which unfavorably impacted the gross margin percentage by approximately 100 basis points.  In addition, the gross margin percentage during the nine months ended October 31, 2009 was unfavorably impacted by approximately 390 basis points resulting from the $13.6 million of sales of excess discontinued inventory.

Selling, General and Administrative (“SG&A”). SG&A expenses for the nine months ended October 31, 2010 were $140.6 million as compared to $133.9 million for the nine months ended October 31, 2009, representing an increase of $6.7 million or 5.0%.  The increase in SG&A expenses included higher marketing expense of $8.1 million resulting from the Company’s decision to increase investment in this area to elevate its brands’ connection with consumers and to drive sales growth.  Also contributing to the increase, performance based compensation was higher by $3.0 million year-over-year, resulting from expense recorded for the current period due to the expected achievement of performance goals, as well as the reversal of previously recorded expenses in the prior year due to goals not being met in light of the challenging global economy at that time.  Additionally, fluctuations in foreign currency exchange rates unfavorably impacted SG&A for the nine months ended October 31, 2010 by $4.0 million, primarily due to the transactional effect of foreign denominated assets held in weakening currencies during the first half of the current fiscal year.  These expense increases were partially offset by a reduction in consulting and professional fees of $1.4 million, primarily as a result of reduced outside services related to the implementation of SAP in the prior year, and a reduction in expenses of $0.6 million associated with tradeshows as the Company reduced participation in these events.  In the current year, the Company also recorded lower depreciation expense of $1.1 million, primarily due to the impairment of certain assets in the prior fiscal year, and lower bad debt expense of $0.5 million resulting from higher estimated collection exposure in the prior year period due to the challenging economic conditions at the time. Additionally, the Company recorded a benefit of $4.3 million in the current year period resulting from the reversal of a previously recorded liability for a retirement agreement with the Company’s late Chairman.

Wholesale Operating Income / (Loss).  Operating income of $9.0 million was recorded in the wholesale segment for the nine months ended October 31, 2010, compared to an operating loss of $4.2 million for the nine months ended October 31, 2009.  The $13.2 million increase in profit was the net result of an increase in gross profit of $19.1 million, partially offset by an increase in SG&A expenses of $5.9 million.  The increase in gross profit of $19.1 million was primarily attributed to the increase in sales volume, as well as an increase in gross margin percentage.  The increase in SG&A expenses of $5.9 million was driven by higher marketing expenses of $8.0 million, the unfavorable impact of foreign currency of $4.0 million when compared to the prior year period and higher performance based compensation of $3.0 million.  These increases were partially offset by reductions in consulting and professional fees of $1.4 million, lower depreciation expense of $1.1 million, reduced spending related to tradeshows of $0.6 million, and lower bad debt expense of $0.5 million.  Additionally, the Company recorded a benefit of $4.3 million in the current year period resulting from the reversal of a previously recorded liability for a retirement agreement.

Retail Operating Income.  Operating income of $4.7 million and $6.1 million was recorded in the retail segment for the nine months ended October 31, 2010 and 2009, respectively.  The $1.4 million decrease in profit was primarily the result of a decrease in gross profit of $0.6 million and an increase in SG&A expenses of $0.8 million.  The decrease in gross profit of $0.6 million was primarily attributed to the decrease in gross margin percentage achieved year-over-year.  The increase in SG&A expenses of $0.8 million was primarily due to higher occupancy and payroll related expenses in the current period.

Interest Expense.  Interest expense for the nine months ended October 31, 2010 and 2009 was $1.8 million and $3.8 million, respectively.  The decrease in interest expense of $2.0 million was primarily due to expenses and fees associated with the refinancing and repayment of the Company’s former credit and note agreements in the prior year period of $1.3 million.  Additionally, lower interest expense was recorded in the current year resulting from lower average borrowings outstanding during the period.

Interest Income.  Interest income was $0.2 million and $0.1 million for the nine month periods ended October 31, 2010 and 2009, respectively.

Income Taxes.  The Company recorded a tax expense of $1.6 million and $22.9 million for the nine months ended October 31, 2010 and 2009, respectively.  The effective tax rate for the nine month period ended October 31, 2010 was 13.0%.  Actual taxes in the current period include adjustments for a non-cash charge to record changes in the valuation allowances on the Company's net deferred tax assets, taxes on repatriated foreign dividends and the application of interim tax reporting guidelines.  The tax expense for the nine months ended October 31, 2009 included charges regarding the aforementioned non-cash deferred tax expense related to valuation allowances and the non-cash provision on the future remittance of earnings of a foreign subsidiary.

Loss From Discontinued Operations.  The Company records the financial results of its Movado boutique division as discontinued operations, which ceased doing business during the quarter ended July 31, 2010.  For the nine months ended October 31, 2010 and 2009, the Company recorded a loss from discontinued operations of $23.7 million and $6.2 million, respectively.  The increase in the loss is primarily due to expenses associated with the closing of all Movado boutique locations during the six months ended July 31, 2010, including costs associated with occupancy charges, asset impairments, inventory reserves and severance.

Net Loss Attributed to Movado Group, Inc.  For the nine months ended October 31, 2010 and 2009, the Company recorded a net loss of $13.6 million and $31.1 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $4.9 million for the nine months ended October 31, 2010, resulting from cash provided by continuing operations of $17.8 million, partially offset by $12.9 million of cash used in discontinued operations related to the Movado boutiques.  Cash used in operating activities for the nine months ended October 31, 2009 was $1.8 million, resulting from cash used of $6.1 million attributed to discontinued operations, partially offset by cash provided by continuing operations of $4.3 million.  The cash provided by continuing operating activities of $17.8 million for the nine months ended October 31, 2010 was primarily the result of the income for the period of $10.5 million, favorable non-cash items of $13.1 million, partially offset by unfavorable changes in working capital of $7.0 million.  The cash provided by continuing operating activities of $4.3 million for the nine months ended October 31, 2009 was the result of the net loss for the period of $24.6 million, offset by favorable non-cash items of $35.5 million and unfavorable changes in working capital of $6.6 million.

Cash used in investing activities amounted to $5.2 million and $3.8 million for the nine months ended October 31, 2010 and 2009, respectively.  The cash used during both periods consisted of capital expenditures which included the acquisition and integration of computer hardware and software in conjunction with the SAP enterprise resource planning system, as well as spending for tooling and design.

Cash used in financing activities amounted to $9.5 million and $38.3 for the nine months ended October 31, 2010 and 2009, respectively.  Cash used in financing activities for the current and prior period was primarily to pay down long-term debt.  In the prior period cash used also was the result of payment of financing fees related to the new loan agreement and to pay dividends that were declared in the fourth quarter of fiscal 2009.

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

Availability under the Facility is determined by reference to a borrowing base which is based on the sum of a percentage of eligible accounts receivable and eligible inventory of the Borrowers.  $10.0 million in availability is blocked until the date (the “Block Release Date”) on which the Borrowers have achieved for a four fiscal quarter period a consolidated fixed charge coverage ratio of at least 1.25 to 1.0 and have domestic EBITDA greater than $10.0 million.  The availability block must remain in place for at least one year.  The amount of the availability block will be reduced by the amount by which the borrowing base exceeds $55.0 million, up to a maximum reduction of $5.0 million.  Availability under the Facility may be further reduced by certain reserves established by the Agent in its good faith credit judgment.  As of October 31, 2010, total availability under the Facility, giving effect to the availability block, no outstanding borrowings and the letters of credit outstanding under the subfacility, was $49.3 million.

The initial applicable margin for LIBOR rate loans was 4.25% and for base rate loans was 3.25%.  After July 17, 2010, the applicable margins decrease or increase by 0.25% per annum from the initial applicable margins depending on whether average availability for the most recently completed fiscal quarter is either greater than $12.5 million, or is $5.0 million or less, respectively.  Beginning in the third quarter of fiscal year 2011, the applicable margin decreased by 0.25% per annum.  The Company has also agreed to pay certain fees and expenses and provide certain indemnities, all of which are customary for such financings.

Prior to the Block Release Date, if borrowing availability is less than $10.0 million (which threshold may be reduced to the extent the borrowing base exceeds $55.0 million, up to a maximum $5.0 million reduction), the Borrowers will be subject to a minimum EBITDA covenant.  After the Block Release Date, the Borrowers will be subject to a minimum EBITDA covenant if borrowing availability is less than $15.0 million.  As of October 31, 2010, the Borrowers were not subject to the minimum EBITDA covenant.

In addition, after the Block Release Date, if borrowing availability is less than $15.0 million, the Borrowers will be subject to a minimum fixed charge coverage ratio.

The Borrowers’ deposit accounts will be subject to cash dominion prior to the Block Release Date if borrowing availability is less than $7.5 million, but such threshold may be reduced to the extent the borrowing base exceeds $55.0 million, up to a maximum $5.0 million reduction.  After the Block Release Date, cash dominion will be imposed if borrowing availability is less than $15.0 million.  As of October 31, 2010, the Borrowers were not subject to cash dominion nor do the Borrowers expect to be subject to such a requirement in the foreseeable future.

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

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank.  As of October 31, 2010 and 2009, these lines of credit totaled 10.0 million Swiss francs and 8.0 million Swiss francs, respectively, with U.S. dollar equivalents of $10.2 million and $7.9 million, respectively.  As of October 31, 2010, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries with U.S. dollar equivalents of $1.7 million in various foreign currencies.  As of October 31, 2010, there were no outstanding borrowings against these lines.

On April 9, 2009, the Company announced that its Board of Directors decided to discontinue the quarterly cash dividend.  This decision was based on the Company’s desire to retain capital during the challenging economic environment.  Under the Amended Loan Agreement, dividends are prohibited until certain financial performance measures are achieved.  In that event, the Board of Directors will evaluate the reinstitution of a quarterly dividend assuming the Company has returned to an appropriate level of profitability.  The Company paid a cash dividend of $0.05 per share, or approximately $1.2 million, for the three months ended April 30,

2009 (which was declared in the prior year).  No cash dividend was declared in the nine months ended October 31, 2010.

Cash at October 31, 2010 amounted to $63.2 million compared to $49.5 million at October 31, 2009.  The increase in cash is primarily the result of reductions of accounts receivable and inventory partially offset by the pay down of debt.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

The Company’s primary market risk exposure relates to foreign currency exchange risk.  A significant portion of the Company’s purchases are denominated in Swiss francs.  The Company reduces its exposure to the Swiss franc exchange rate risk through a hedging program.  Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets.  In the event these exposures do not offset, the Company uses various derivative financial instruments to further reduce the net exposures to currency fluctuations, predominately forward and option contracts.  When entered into, the Company designates and documents these derivative instruments as a cash flow hedge of a specific underlying exposure, and sets forth the risk management objectives and strategies for undertaking the hedge transactions.  Changes in the fair value of a derivative that is designated and documented as a cash flow hedge, and which are highly effective, are recorded in other comprehensive income until the underlying transaction affects earnings, and then are later reclassified into earnings in the same account as the hedged transaction.  The earnings impact is partially offset by the effects of currency movements on the underlying hedged transactions.  If the Company does not engage in a hedging program, any change in the Swiss franc to local currency would have an equal effect on the Company’s cost of sales.

The Company uses forward exchange contracts to offset its exposure to certain foreign currency receivables and liabilities.  These forward contracts are not designated as qualified hedges and, therefore, changes in the fair value of these derivatives are recognized into earnings, thereby offsetting the current earnings effect of the related foreign currency receivables and liabilities.

As of October 31, 2010, the Company’s entire net forward contracts hedging portfolio consisted of 50.0 million Swiss francs equivalent for various expiry dates ranging through April 26, 2011 compared to a portfolio of 56.0 million Swiss francs equivalent for various expiry dates ranging through March 23, 2010 as of October 31, 2009.  If the Company were to settle its Swiss franc forward contracts at October 31, 2010, the net result would be a gain of $1.7 million, net of tax of $1.0 million.  The Company had no Swiss franc option contracts related to cash flow hedges as of October 31, 2010 and October 31, 2009, respectively.

The Company’s Board of Directors authorized the hedging of the Company’s Swiss franc denominated investment in its wholly-owned Swiss subsidiaries using purchase options under certain limitations. These hedges are treated as net investment hedges under the relevant accounting guidance regarding derivative instruments.  As of October 31, 2010 and 2009, the Company did not hold a purchased option hedge portfolio related to net investment hedging.

Commodity Risk

The Company’s exposure to fluctuations in commodity prices is primarily related to gold used in the manufacturing of the Company’s watches.  Under its hedging program, the Company can purchase various commodity derivative instruments, primarily future contracts.  These derivatives are documented as qualified cash flow hedges, and gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases.  The Company did not hold any futures contracts in its gold hedge portfolio related to cash flow hedges as of October 31, 2010 and 2009, thus any changes in the gold price will have an equal effect on the Company’s cost of sales.

Debt and Interest Rate Risk

The Company has certain debt agreements with variable interest rates, which are based on LIBOR plus a fixed additional interest rate.  The Company does not hedge these interest rate risks.  The Company also has certain debt agreements with fixed interest rates.  The differences between the market based interest rates at October 31, 2010, and the fixed rates were unfavorable.  The Company believes that a 1% change in interest rates would affect the Company’s net income by approximately $0.1 million.  For additional information concerning potential changes to future interest obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting during the nine months ended October 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.                 Risk Factors

As of October 31, 2010, there have been no material changes to any of the risk factors previously reported in the Annual Report on Form 10-K for the fiscal year ended January 31, 2010.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

On April 15, 2008, the Board of Directors authorized repurchase up to one million shares of the Company’s Common Stock.  Under this authorization, the Company has the option to repurchase shares over time, with the amount and timing of repurchases depending on market conditions and corporate needs.  The Company entered into a Rule 10b5-1 plan to facilitate repurchases of its shares under this authorization.  A Rule 10b5-1 plan permits a company to repurchase shares at times when it might otherwise be prevented from doing so, provided the plan is adopted when the company is not aware of material non-public information.  The Company may suspend or discontinue the repurchase of stock at any time.  Under this share repurchase program, the Company had repurchased a total of 937,360 shares of Common Stock in the open market during the first and second quarters of fiscal year 2009 at a total cost of approximately $19.5 million or $20.79 per share.  During the nine months ended October 31, 2010, the Company has not repurchased shares of Common Stock under the share repurchase program.

An aggregate of 4,949 shares have been repurchased during the nine months ended October 31, 2010 as a result of the surrender of shares in connection with the vesting of certain restricted stock awards.  At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

The following table summarizes information about the Company’s purchases for the period ended October 31, 2010 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934:

Issuer Repurchase of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2010 - February 28, 2010	2,701	$11.68	-	62,640
March 1, 2010 - March 31, 2010	-	-	-	62,640
April 1, 2010 - April 30, 2010	-	-	-	62,640
May 1, 2010 – May 31, 2010	2,218	12.41	-	62,640
June 1, 2010 – June 30, 2010	-	-	-	62,640
July 1, 2010 – July 31, 2010	-	-	-	62,640
August 1, 2010 – August 31, 2010	-	-	-	62,640
September 1, 2010 – September 30, 2010	-	-	-	62,640
October 1, 2010 – October 31, 2010	30	10.80	-	62,640
Total	4,949	$12.00	-	62,640

 Item 6.                      Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     MOVADO GROUP, INC.
                                                           (Registrant)

Dated: December 2, 2010	By:	/s/ Sallie A. DeMarsilis
Sallie A. DeMarsilis
Senior Vice President,
Chief Financial Officer and
Principal Accounting Officer