Form 10-K
period 2011-01-31
MOVADO GROUP INC
filed 2011-04-07
CIK 72573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For fiscal year ended January 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                          to

Commission File Number 1-16497

MOVADO GROUP, INC.

(Exact name of registrant as specified in its charter)

New York	13-2595932
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

650 From Road, Ste. 375 Paramus, New Jersey	07652-3556
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (201) 267-8000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common stock, par value $0.01 per share	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐            No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐            No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒            No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐            No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,’’ “accelerated filer’’ and “smaller reporting company’’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☒             Non-accelerated filer  ☐

Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐            No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 31, 2010, was approximately $228,080,000 (based on the closing sale price of the registrant’s Common Stock on that date as reported on the New York Stock Exchange). For purposes of this computation, each share of Class A Common Stock is assumed to have the same market value as one share of Common Stock into which it is convertible and only shares of stock held by directors and executive officers were excluded.

The number of shares outstanding of the registrant’s Common Stock and Class A Common Stock as of March 31, 2011, were 18,188,523 and 6,634,319, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to registrant’s 2011 annual meeting of shareholders (the “Proxy Statement”) are incorporated by reference in Part III hereof.

PART I

FORWARD-LOOKING STATEMENTS

Statements in this annual report on Form 10-K, including, without limitation, statements under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as statements in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, forecasts and projections about the Company, its future performance, the industry in which the Company operates and management’s assumptions. Words such as “expects”, “anticipates”, “targets”, “goals”, “projects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should” and variations of such words and similar expressions are also intended to identify such forward-looking statements. The Company cautions readers that forward-looking statements include, without limitation, those relating to the Company’s future business prospects, projected operating or financial results, revenues, working capital, liquidity, capital needs, plans for future operations, expectations regarding capital expenditures and operating expenses, effective tax rates, margins, interest costs, and income as well as assumptions relating to the foregoing. Forward-looking statements are subject to certain risks and uncertainties, some of which cannot be predicted or quantified. Actual results and future events could differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company’s reports filed with the SEC including, without limitation, the following: general economic and business conditions which may impact disposable income of consumers in the United States and the other significant markets where the Company’s products are sold, uncertainty regarding such economic and business conditions, trends in consumer debt levels and bad debt write-offs, general uncertainty related to possible terrorist attacks and the impact on consumer spending, changes in consumer preferences and popularity of particular designs, new product development and introduction, competitive products and pricing, seasonality, availability of alternative sources of supply in the case of the loss of any significant supplier or any supplier’s inability to fulfill the Company’s orders, the loss of or curtailed sales to significant customers, the Company’s dependence on key employees and officers, the ability to successfully integrate the operations of acquired businesses without disruption to other business activities, the continuation of licensing arrangements with third parties, the ability to secure and protect trademarks, patents and other intellectual property rights, the ability to lease new stores on suitable terms in desired markets and to complete construction on a timely basis, the ability of the Company to successfully manage its expenses on a continuing basis, the continued availability to the Company of financing and credit on favorable terms, business disruptions, disease, general risks associated with doing business outside the United States including, without limitation, import duties, tariffs, quotas, political and economic stability, and success of hedging strategies with respect to currency exchange rate fluctuations.

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

Movado Group, Inc. designs, sources, markets and distributes fine watches. Its portfolio of brands is comprised of Movado®, Ebel®, Concord®, ESQ® by Movado, Coach® Watches, HUGO BOSS® Watches, Juicy Couture® Watches, Tommy Hilfiger® Watches and Lacoste® Watches. The Company is a leader in the design, development, marketing and distribution of watch brands sold in almost every major category comprising the watch industry.

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

Brand	Licensor	Year Launched
ESQ	Hearst Communication, Inc.	1993
Coach	Coach, Inc.	1999
Tommy Hilfiger	Tommy Hilfiger Licensing LLC	2001
HUGO BOSS	HUGO BOSS Trade Mark Management GmbH & Co KG	2006
Juicy Couture	L.C. Licensing, Inc.	2007
Lacoste	Lacoste S.A., Sporloisirs S.A. and Lacoste Alligator S.A.	2007

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

RECENT DEVELOPMENTS

Economic conditions around the world began to deteriorate in fiscal 2009. Global economic conditions are showing signs of recovery, particularly in consumer spending in the watch category. The Company believes that the U.S., European and Middle East economies will continue to show moderate growth. The Asia market remains strong but currently represents only a small portion of the Company’s business. As the Company continues to manage its way through these uncertain times, it is taking, and will continue to take, appropriate actions to address challenges in the marketplace and more strongly position the Company for the future, including:

•	proactively managing sales to limit credit risk and future potential liquidations,

•	continuing to control spending in accordance with the Company’s expense reduction program implemented in fiscal 2009,

•	further strengthening its balance sheet and liquidity, continuing to manage cash and inventory levels,

•	increasing investments in certain of the Company’s brands to elevate their connection with consumers and drive top-line growth,

•	building the business for its core portfolio of brands with a renewed focus on product innovation and improved execution of product segmentation and pricing,

•	maintaining the Company’s strong licensed brand business, and

•	reducing the negative contribution from areas of its business that are underperforming.

As announced on May 27, 2010, the Company’s subsidiary, Movado Retail Group, Inc., closed its Movado boutique division during its second quarter ending July 31, 2010. All of the Movado boutiques were located in the United States. The Company incurred a charge of approximately $20.0 million in connection with the closing of the boutiques. This charge was primarily comprised of occupancy charges, asset impairments, inventory write-downs and severance. Beginning in the second quarter of fiscal 2011, the financial results of the boutiques are reported as discontinued operations and presented in a separate section on the face of the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows for all periods presented.

On April 5, 2011, the Company amended its Amended and Restated Loan and Security Agreement, dated July 17, 2009, with Bank of America, N.A. and Bank Leumi USA to modify certain covenants related to the payment of dividends and to reflect more favorable current market rate conditions. As a result of Movado Group’s strong financial position, the Company’s Board of Directors decided to reinstate a quarterly cash dividend subject, in each quarter, to the Board’s review of the Company’s financial performance and other factors as determined by the Board. In addition, effective April 7, 2011 the Board of Directors approved the payment on April 29, 2011 of a cash dividend in the amount of $0.03 for each share of the Company’s outstanding common stock and class A common stock held by shareholders of record as of the close of business on April 18, 2011. The Company anticipates a total annualized dividend of $0.12 per share of common stock and class A common stock, or approximately $3 million based on the current number of outstanding shares. However, the decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

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

BRANDS

The Company designs, develops, sources, markets and distributes products under the following watch brands:

Movado

Founded in 1881 in La Chaux-de-Fonds, Switzerland, Movado is an icon of modern design. Today the brand includes a line of watches, inspired by the simplicity of the Bauhaus movement, including the world famous Movado Museum watch and a number of other watch collections with more traditional dial designs. The design for the Movado Museum watch was the first watch design chosen by the Museum of Modern Art for its permanent collection. It has since been honored by other museums throughout the world. The Movado brand also includes Series 800, a sport watch collection that incorporates Movado quality and craftsmanship with the characteristics of a true sport watch as well as Movado Bold, an innovative collection introduced in late fiscal 2011, manufactured from high-tech composite materials and priced to be accessible to a more fashion-forward youthful customer. Movado watches have Swiss movements and are made with 14 or 18 karat gold, 18 karat gold finish, stainless steel or a combination of 18 karat gold finish and stainless steel.

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

DESIGN AND PRODUCT DEVELOPMENT

The Company’s offerings undergo two phases before they are produced for sale to customers: design and product development. The design phase includes the creation of artistic and conceptual renderings while product development involves the construction of prototypes. The Company’s Movado Bold, ESQ and licensed brands are designed by in-house design teams in Switzerland and the United States in cooperation with outside sources, including (in the case of the licensed brands except for ESQ) licensors’ design teams. Product development for the licensed brands, ESQ and Movado Bold takes place in the Company’s Asia operations. For the Company’s Movado (with the exception of Movado Bold), Ebel and Concord brands, the design phase is performed by a combination of in-house and freelance designers in Europe while product development is carried out in the Company’s Swiss operations. Senior management of the Company is actively involved in the design and product development process.

MARKETING

The Company’s marketing strategy is to communicate a consistent, brand-specific message to the consumer. Recognizing that advertising is an integral component to the successful marketing of its product offerings, the Company devotes significant resources to advertising and, since 1972, has maintained its own in-house advertising department which focuses primarily on the implementation and management of global marketing and advertising strategies for each of the Company’s brands, ensuring consistency of presentation. The Company utilizes outside agencies for the creative development of advertising campaigns which are developed individually for each of the Company’s brands and are directed primarily to the end consumer rather than to trade customers. The Company’s advertising targets consumers with particular demographic characteristics appropriate to the image and price range of each brand. Most Company advertising is placed in magazines and other print media but some is also created for radio and television campaigns, online, catalogs, outdoor and other promotional materials. Marketing expenses totaled 15.4%, 15.6% and 18.5% of net sales in fiscal 2011, 2010 and 2009, respectively.

OPERATING SEGMENTS

The Company conducts its business primarily in two operating segments: Wholesale and Retail. For operating segment data and geographic segment data for the years ended January 31, 2011, 2010 and 2009, see Note 14 to the Consolidated Financial Statements regarding Segment Information.

The Company’s wholesale segment includes the design, development, sourcing, marketing and distribution of high quality watches, in addition to after-sales service activities and shipping. The retail segment includes the Company’s outlet stores and the Movado brand flagship store located at Rockefeller Center in New York City.

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

Wholesale

United States Wholesale

The Company sells all of its brands in the U.S. wholesale market primarily to major jewelry store chains such as Helzberg Diamonds Corp., Sterling, Inc. and Zale Corporation; department stores, such as Macy’s, and Nordstrom, as well as independent jewelers. Sales to trade customers in the United States are made directly by the Company’s U.S. sales force and, to a lesser extent, independent sales representatives. Sales representatives are responsible for a defined geographic territory, specialize in a particular brand and sell to and service independent jewelers within their territory. The sales force also consists of account executives and account representatives who, respectively, sell to and service chain and department store accounts.

International Wholesale

Internationally, the Company’s brands are sold in department stores such as El Cortes Ingles in Spain and Galeries Lafayette in France, jewelry chain stores such as Christ in Switzerland and Germany and independent jewelers. The Company employs its own international sales force operating at the Company’s sales and distribution offices in Canada, China, France, Germany, Hong Kong, Japan, Singapore, Switzerland, the United Kingdom and the United Arab Emirates. In addition, the Company sells all of its brands other than ESQ through a network of independent distributors operating in numerous countries around the world. Distribution of ESQ watches, which outside of the United States are sold only in Canada and the Caribbean, is handled by the Company’s Canadian subsidiary and Caribbean based sales teams. A majority of the Company’s arrangements with its international distributors are long-term, generally require certain minimum purchases and minimum advertising expenditures and restrict the distributor from selling competitive products.

In France and Germany, the Company’s licensed brands are marketed and distributed by subsidiaries of a joint venture company owned 51% by the Company and 49% by Financiere TWC SA (“TWC”), a French company with established distribution, marketing and sales operations in France and Germany. The terms of the joint venture agreement include financial performance measures which, if not attained, give either party the right to terminate the agreement by the following April 30th after the fifth and the tenth years (January 31, 2011 and January 31, 2016); restrictions on the transfer of shares in the joint venture company; and a buy out right whereby the Company can purchase all of TWC’s shares in the joint venture company as of July 1, 2016 and every fifth anniversary thereafter at a pre-determined price.

In the UK, the Company signed a joint venture agreement (the “JV Agreement”) on May 11, 2007, with Swico Limited (“Swico”), an English company with established distribution, marketing and sales operations in the UK. Swico had been the Company’s exclusive distributor of HUGO BOSS watches in the UK since 2005. Under the JV Agreement, the Company and Swico control 51% and 49%, respectively, of MGS Distribution Limited, an English company (“MGS”) that is responsible for the marketing, distribution and sale in the UK of the Company’s licensed HUGO BOSS, Tommy Hilfiger, Lacoste and Juicy Couture brands, as well as future brands licensed to the Company, subject to the terms of the applicable license agreement. Swico is responsible for the day to day management of MGS, including staffing and providing logistical support, inventory management, order fulfillment, distribution and after sale services, systems and back office support. The terms of the JV Agreement include financial performance measures which, if not attained, give either party the right to terminate the JV Agreement after the fifth and the tenth years (January 31, 2012 and January 31, 2017); restrictions on the transfer of shares in MGS; and a buy out right whereby the Company can purchase all of

Swico’s shares in MGS as of July 1, 2017 and every fifth anniversary thereafter at a pre-determined price.

Retail

The Company’s subsidiary, Movado Retail Group, Inc., closed its Movado boutique division during its second quarter ending July 31, 2010. All of the Movado boutiques were located in the United States. The Company operates a Movado brand flagship store, located at Rockefeller Center in New York City, which is merchandised with select models of Movado watches. The Company also operates 33 outlet stores located in outlet centers across the United States, which serve as an effective vehicle to sell discontinued models and factory seconds of all of the Company’s watches.

SEASONALITY

The Company’s U.S. sales are traditionally greater during the Christmas and holiday season. Consequently, the Company’s net sales historically have been higher during the second half of a fiscal year. The amount of net sales and operating profit generated during the second half of each fiscal year depends upon the general level of retail sales during the Christmas and holiday season, as well as economic conditions and other factors beyond the Company’s control. Major selling seasons in certain international markets center on significant local holidays that occur in late winter or early spring. The second half of each year accounted for 58.6%, 58.8%, and 47.9% of the Company’s net sales for the fiscal years ended January 31, 2011, 2010, and 2009, respectively. In fiscal 2009, the Company did not experience the usual seasonality of its business due to the downturn in the global economy, which resulted in the percentage of net sales for the second half of the fiscal year not being comparable to that of the later years.

BACKLOG

At March 29, 2011, the Company had unfilled orders of $32.1 million compared to $25.9 million at March 25, 2010 and $36.0 million at March 25, 2009. Unfilled orders include both confirmed orders and orders the Company believes will be confirmed based on the historic experience with the customers. It is customary for many of the Company’s customers not to confirm their future orders with formal purchase orders until shortly before their desired delivery dates.

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

The Company makes available a web-based system at www.mgiservice.com providing immediate access for the Company’s retail partners to the information they may want or need about after sales service issues. The website allows the Company’s retailers to track their repair status online 24 hours a day. The system also permits customers to authorize repairs, track repair status through the entire repair life cycle, view repair information and obtain service order history.

SOURCING, PRODUCTION AND QUALITY

The Company does not itself manufacture any of the products it sells, with the exception of limited in-house assembly operations in La Chaux-de-Fonds, Switzerland for proprietary movements and watch assembly for certain brands. In the fourth quarter of fiscal 2011, the Company decided to stop manufacturing certain Ebel proprietary movements going forward. The Company employs a flexible manufacturing model that relies on independent manufacturers to meet shifts in marketplace demand and changes in consumer preferences. All product sources must achieve and maintain the Company’s high quality standards and specifications. With strong supply chain organizations in Switzerland, China and Hong Kong, the Company maintains control over the quality of its products, wherever they are manufactured. Compliance is monitored with strictly implemented quality control standards, including on-site quality inspections.

A majority of the Swiss watch movements used in the manufacture of Movado, Ebel, Concord and ESQ watches are purchased from two suppliers. The Company obtains other watch components for all of its brands, including movements, cases, hands, dials, bracelets and straps from a number of other suppliers. The Company does not have long-term supply commitments with any of its component parts suppliers.

Movado (with the exception of Movado Bold), Ebel and Concord watches are manufactured in Switzerland by independent third party assemblers with some in-house assembly in La Chaux-de-Fonds, Switzerland. All Movado, ESQ, Ebel and Concord watches are manufactured using Swiss movements. All the Company’s products are manufactured using components obtained from third party suppliers. ESQ and Movado Bold watches are manufactured by independent contractors in Asia using Swiss movements. Coach, Tommy Hilfiger, HUGO BOSS, Juicy Couture, and Lacoste watches are manufactured by independent contractors in Asia.

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

Under an amended and restated license agreement with Tommy Hilfiger Licensing LLC dated as of September 16, 2009, the Company has the exclusive license to use the trademark TOMMY HILFIGER® and related trademarks in connection with the manufacture of watches worldwide and in connection with the marketing, advertising, sale and distribution of watches at wholesale (and at retail through its outlet stores) worldwide (excluding certain accounts in Japan). The term of the license agreement with Tommy Hilfiger Licensing LLC expires March 31, 2014 and may be extended by the Company for an additional five years ending on March 31, 2019, subject to the satisfaction of minimum sales requirements and approval of a new business plan.

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

On November 21, 2005, the Company entered into an agreement with L.C. Licensing, Inc., for the exclusive worldwide license to use the trademarks JUICY COUTURE® and COUTURE COUTURE LOS ANGELES™, in connection with the manufacture, advertising, merchandising, promotion, sale and distribution of timepieces and components. The current term of the license is through December 31, 2011 and an extension of the agreement is currently under discussion by the parties.

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

The Company actively seeks to protect and enforce its intellectual property rights by working with industry associations, anti-counterfeiting organizations, private investigators and law enforcement authorities, including customs authorities in the United States and internationally, and, when necessary, suing infringers of its trademarks and patents. Consequently, the Company is involved from time to time in litigation or other proceedings to determine the enforceability, scope and validity of these rights. With respect to the trademarks MOVADO®, EBEL®, CONCORD® and certain other related trademarks, the Company has received exclusion orders that prohibit the importation of counterfeit goods or goods bearing confusingly similar trademarks into the United States and other countries. In accordance with customs regulations, these exclusion orders, however, do not cover the importation of genuine Movado, Ebel and Concord watches because the Company is considered the manufacturer of such watches. All of the Company’s exclusion orders are renewable.

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

EMPLOYEES

As of January 31, 2011, the Company had approximately 1,000 full-time employees in its global operations. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement. The Company has never experienced a work stoppage due to labor difficulties and believes that its employee relations are good.

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

Consumer demand for the Company’s products can affect inventory levels. If consumer demand is lower than expected, inventory levels can rise causing a strain on operating cash flow. If the inventory cannot be sold through the Company’s wholesale or retail outlets, additional write-downs or write-offs to future earnings could be necessary. Conversely, if consumer demand is higher than expected, insufficient inventory levels could result in unfulfilled customer orders, loss of revenue and an unfavorable impact on customer relationships. Failure to properly judge consumer demand and properly manage inventory could have a material adverse effect on profitability and liquidity.

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

The Company employs a flexible manufacturing model that relies on independent manufacturers to meet shifts in marketplace demand. Most of these manufacturers rely on third party suppliers for the various component parts needed to assemble finished watches sold to the Company. All such independent manufacturers and suppliers must achieve and maintain the Company’s high quality standards and specifications. The inability of a manufacturer to ship orders in a timely manner or to meet the Company’s high quality standards and specifications could cause the Company to miss committed delivery dates with customers, which could result in cancellation of the customers’ orders. In addition, delays in delivery of satisfactory products could have a material adverse effect on the Company’s profitability, particularly if the delays cause the Company to be unable to market certain products during the seasonal periods when its sales are typically higher. See “Risk Factors – The Company’s business is seasonal, with sales traditionally greater during certain holiday seasons, so events and circumstances that adversely affect holiday consumer spending will have a disproportionately adverse effect on the Company’s results of operations.” A majority of the Swiss watch movements used in the manufacture of Movado, Ebel, Concord and ESQ watches are purchased from two suppliers, one of which is a wholly-owned subsidiary of one of the Company’s competitors. Many of the movements used in the Company’s other watch brands are supplied by Japanese movement producers and it is possible that the recent natural disasters in Japan may disrupt the supply of movements from these producers. Additionally, the Company does not have long-term supply commitments with its manufacturers and thus competes for production facilities with other organizations, some of which are larger and have greater resources. Any loss of an independent manufacturer or disruption in the supply chain with respect to critical component parts may result in the Company’s inability to deliver quality goods in a timely manner and could have an adverse effect on customer relations, brand image, net sales and results of operations.

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

The Company’s sales are seasonal by nature. The Company’s U.S. sales are traditionally greater during the Christmas and holiday season. Internationally, major selling seasons center on significant local holidays that occur in late winter or early spring. The amount of net sales and operating income generated during these seasons depends upon the general level of retail sales at such times, as well as economic conditions and other factors beyond the Company’s control. The second half of each year accounted for 58.6%, 58.8%, and 47.9% of the Company’s net sales for the fiscal years ended January 31, 2011, 2010, and 2009, respectively. In fiscal 2009, the Company did not experience the usual seasonality of its business due to the downturn in the economy, which resulted in the percentage of net sales for the second half of the fiscal year not being comparable to that of the later years. If events or circumstances were to occur that negatively impact consumer spending during such holiday seasons, it could have a material adverse effect on the Company’s sales, profitability and results of operations.

Sales in the Company’s retail stores are dependent upon customer foot traffic.

The success of the Company’s retail stores is, to a certain extent, dependent upon the amount of customer foot traffic generated by the outlet center in which those stores are located. Most of the Company’s outlet stores are located near vacation destinations.

Factors that can affect customer foot traffic include:

•	the location of the outlet center;
•	the location of the Company’s store within the outlet center;
•	the other tenants in the outlet center;
•	the occupancy rate of the outlet center;
•	the success of the outlet center and tenant advertising to attract customers;
•	increased competition in areas surrounding the outlet center; and
•	increased competition from shopping over the internet and other alternatives such as mail-order.

Additionally, since most of the Company’s outlet stores are located near vacation destinations, factors that affect travel could decrease outlet center traffic. Such factors include the price and supply of fuel, travel concerns and restrictions, international instability, terrorism and inclement weather.

A reduction in foot traffic in relevant shopping centers could have a material adverse effect on retail sales and profitability.

If the Company is unable to maintain existing space or to lease new space for its retail stores in prime outlet center locations or is unable to complete construction on a timely basis, the Company’s ability to achieve favorable results in its retail business could be adversely affected.

The Company’s outlet stores are strategically located in top outlet centers in the United States, most of which are located near vacation destinations. If the Company cannot maintain and secure locations in prime outlet centers for its outlet stores, it could jeopardize the operations of the stores and business plans for the future. Additionally, if the Company cannot complete construction in new stores within the planned timeframes, cost overruns and lost revenue could adversely affect the profitability of the retail segment.

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

There are certain risks involved in the Company seeking to expand its business through acquisitions, license agreements, joint ventures and other initiatives. There is risk involved with each of these. Acquisitions and new license agreements require the Company to ensure that new brands will successfully complement the other brands in its portfolio. The Company assumes the risk that the new brand will not be viewed by the public as favorably as its other brands. In addition, the integration of an acquired company or licensed brand into the Company’s existing business can strain the Company’s current infrastructure with the additional work required and there can be no assurance that the integration of acquisitions or licensed brands will be successful or that acquisitions or licensed brands will generate sales increases. The Company needs to ensure it has the adequate human resources and systems in place to allow for successful assimilation of new businesses. The inability to successfully implement its growth strategies could adversely affect the Company’s future financial condition and results of operations.

The loss or infringement of the Company’s trademarks or other intellectual property rights could have an adverse effect on future results of operations.

The Company believes that its trademarks and other intellectual property rights are vital to the competitiveness and success of its business and therefore it takes all appropriate actions to register and protect them. Such actions may not be adequate to prevent imitation of the Company’s products or infringement of its intellectual property rights, or to assure that others will not challenge the Company’s rights, or that such rights will be successfully defended. In addition, six of the Company’s nine brands are subject to license agreements with third parties under which the Company is required to make royalty payments and perform other obligations. Default by the Company under any of these agreements could result in the licensor terminating the agreement and the Company losing its rights under the license. Moreover, the laws of some foreign countries, including some in which the Company sells its products, may not protect intellectual property rights to the same extent as do the laws of the United States, which could make it more difficult to successfully defend such challenges to them. The Company’s inability to obtain or maintain rights in its trademarks, including its licensed marks, could have an adverse effect on brand image and future results of operations.

Fluctuations in the pricing of commodities or the cost of labor could adversely affect the Company’s ability to produce products at favorable prices.

Some of the Company’s higher-end watch offerings are made with materials such as diamonds, precious metals and gold. The Company relies on independent contractors to manufacture and assemble the majority of its watch brands. A significant change in the prices of these commodities or the cost of third-party labor could adversely affect the Company’s business by:

•	reducing gross profit margins;
•	forcing an increase in suggested retail prices; which could lead to
•	decreasing consumer demand; which could lead to
•	higher inventory levels.

Any and all of the above events could adversely affect the Company’s future cash flow and results of operations.

The Company’s business is subject to foreign currency exchange rate risk.

A significant portion of the Company’s inventory purchases are denominated in Swiss francs. The Company reduces its exposure to the Swiss franc exchange rate risk through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. In the event these exposures do not offset, the Company has the ability under a hedging program to utilize forward exchange contracts and purchased foreign currency options to mitigate foreign currency risk. If these hedge instruments are unsuccessful at minimizing the risk or are deemed ineffective, any fluctuation of the Swiss franc exchange rate could impact the future results of operations. Changes in currency exchange rates may also affect relative prices at which the Company and its foreign competitors sell products in the same market. Additionally, a portion of the Company’s net sales are recorded in its foreign subsidiaries in a currency other than the local currency of that subsidiary. This predominantly occurs in the Company’s Hong Kong and Swiss subsidiaries when they sell to Euro-based customers. This exposure is not hedged by the Company. Any fluctuation in the Euro exchange rate in relation to the Hong Kong dollar and Swiss franc would have an effect on these sales that are recorded in Euro. The currency effect on these Euro sales has an equal effect on their recorded gross profit since the costs of these sales are recorded in the entities’ respective local currency. As a result of these and other foreign currency sales, certain of the Company’s subsidiaries have outstanding foreign currency receivables. The Company reduces its exposure to this exchange rate risk, partially in Euro, under the hedging program utilizing forward exchange contracts. Furthermore, since the Company’s consolidated financial statements are presented in U.S. dollars, revenues, income and expenses, as well as assets and liabilities of foreign currency denominated subsidiaries must be translated into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Fluctuations in foreign currency exchange rates could adversely affect the Company’s reported revenues, earnings, financial position and the comparability of results of operations from period to period.

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

The Company extends credit to its customers based on an evaluation of each customer’s financial condition usually without requiring collateral. Should any of the Company’s larger customers experience financial difficulties, it could result in the Company’s curtailing doing business with them, an increased rate of product returns or an increase in its exposure related to its accounts receivable. The inability to collect on these receivables could have an adverse effect on the Company’s financial results.

The credit crisis which has negatively impacted the Company’s customers, suppliers and business partners may continue for some time, which in turn could materially and adversely affect its results of operations and liquidity.

The credit crisis which has had a significant negative impact on businesses around the world has also affected the Company’s customers, suppliers and business partners. While there has been some recovery, the duration of the credit crisis and the severity of its persistent effects cannot be predicted. The inability of the Company’s manufacturers to ship products could impair the Company’s ability to meet delivery date requirements. A disruption in the ability of the Company’s significant customers, distributors or licensees to access liquidity could cause serious disruptions or an overall deterioration of their businesses which could lead to a significant reduction in their future orders of the Company’s products and the inability or failure on their part to meet their payment obligations to the Company, any of which could have a material adverse effect on the Company’s results of operations and liquidity.

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

The Company historically was able to secure financing and credit facilities with very favorable terms due to the Company’s financial stability and good relationships with its lending partners. During the second quarter of fiscal 2010, the Company entered into an asset-based senior secured revolving credit facility for $55.0 million, as amended, and its former credit and debt agreements were paid in full and terminated. The fees and interest rates under the new facility are unfavorable when compared to the Company’s prior debt agreements. In addition, availability under the Company’s amended asset-based revolving loan facility is based on a borrowing base which is the sum of a percentage of eligible accounts receivable and eligible inventory of the Borrowers and is subject to various availability blocks. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” If the Company cannot maintain low average debt levels or secure financing with favorable credit terms, the Company’s financial condition and results of operations may be materially adversely affected.

In fiscal 2010, U.S. and global credit and equity markets experienced significant disruption, making it difficult for many businesses to obtain financing on acceptable terms. Over the past year, these markets have experienced a recovery, although the markets have been volatile and sensitive to changes in world events and the economic environment. If these conditions turn again and worsen, the Company’s cost of borrowing may increase and it may be more difficult to obtain financing for the Company’s operations or to refinance long-term obligations as they become payable. In addition, the Company’s borrowing costs can be affected by independent rating agencies’ short and long-term debt ratings which are based largely on the Company’s performance as measured by credit metrics including interest coverage and leverage ratios. A decrease in these ratings would likely also increase the Company’s cost of borrowing and make it more difficult for it to obtain financing. A significant increase in the costs the Company incurs in order to finance its operations may have a material adverse impact on its business results and financial condition.

A significant portion of the Company’s business is conducted outside of the United States. Many factors affecting business activities outside the United States could adversely impact this business.

The Company produces all of its watches in Europe and Asia. The Company also generates approximately 48% of its revenue from international sources.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company leases various facilities in North America, Europe, the Middle East and Asia for its corporate, manufacturing, distribution and sales operations. As of January 31, 2011, the Company’s leased facilities were as follows:

Location	Function	Square Footage	Lease Expiration
Moonachie, New Jersey	Watch assembly, distribution and repair	100,000	July 2019
Paramus, New Jersey	Executive offices	90,050	June 2018
Bienne, Switzerland	Corporate functions, watch sales, distribution, assembly and repair	53,560	January 2013
Kowloon, Hong Kong	Watch sales, distribution and repair	13,960	March 2013
Villers le Lac, France	European service and watch distribution	12,800	January 2016
Markham, Canada	Office, distribution and repair	11,200	August 2012
New York, New York	Public relations office, licensed brand showroom	9,900	August 2016
Shanghai, China	Watch sales and distribution	9,210	January 2014
Hackensack, New Jersey	Warehouse	6,600	July 2011
ChangAn Dongguan, China	Quality control and engineering	6,460	December 2012
Munich, Germany	Watch sales	4,290	January 2012
Coral Gables, Florida	Caribbean office, watch sales	2,880	January 2012
Grenchen, Switzerland	Watch sales	2,800	February 2012
Tokyo, Japan	Watch sales	2,600	March 2012
Munich, Germany	Watch repair	2,200	December 2011
Singapore	Watch sales, distribution and repair	970	June 2012
Crown House, United Kingdom	Watch sales	900	July 2011
Dubai, United Arab Emirates	Watch sales	730	July 2011

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

The Company also leases 1,550 square feet of retail space for the operation of the Movado brand flagship store, located at Rockefeller Center in New York City, under a lease expiring in April 2012. In addition, the Company leases retail space averaging 1,800 square feet per store with leases expiring from January 2012 to June 2021 for the operation of the Company’s 33 outlet stores in the United States.

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

Item 4. (Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 31, 2011, there were 53 holders of record of class A common stock and, the Company estimates, 4,400 beneficial owners of the common stock represented by 568 holders of record. The common stock is traded on the New York Stock Exchange under the symbol “MOV” and on March 31, 2011, the closing price of the common stock was $14.68. The quarterly high and low closing prices for the fiscal years ended January 31, 2011 and 2010 were as follows:

	Fiscal Year Ended January 31, 2011		Fiscal Year Ended January 31, 2010
Quarter Ended	Low	High	Low	High

April 30	$10.30	$14.11	$4.70	$9.22
July 31	$9.89	$13.66	$7.20	$14.61
October 31	$10.10	$11.83	$10.48	$15.02
January 31	$10.94	$16.76	$9.22	$11.81

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

On April 5, 2011, the Company amended its Amended and Restated Loan and Security Agreement, dated July 17, 2009, with Bank of America, N.A. and Bank Leumi USA to modify certain covenants related to the payment of dividends and to reflect more favorable current market rate conditions. As a result of Movado Group’s strong financial position, the Company’s Board of Directors decided to reinstate a quarterly cash dividend subject, in each quarter, to the Board’s review of the Company’s financial performance and other factors as determined by the Board. In addition, effective April 7, 2011 the Board of Directors approved the payment on April 29, 2011 of a cash dividend in the amount of $0.03 for each share of the Company’s outstanding common stock and class A common stock held by shareholders of record as of the close of business on April 18, 2011. The Company anticipates a total annualized dividend of $0.12 per share of common stock and class A common stock, or approximately $3 million based on the current number of outstanding shares. In April 2009, considering the economic environment at that time, the Board discontinued the payment of cash dividends in order to retain additional capital. The Company paid a cash dividend of $0.05 per share, or approximately $1.2 million, for the year ended January 31, 2010 (which was declared before the Board’s April 2009 decision to discontinue further cash dividends) and $0.24 per share, or approximately $5.9 million, for the year ended January 31, 2009.

On April 15, 2008, the Board of Directors authorized the repurchase of one million shares of the Company’s common stock. Under this authorization, the Company has the option to repurchase shares over time, with the amount and timing of repurchases depending on market conditions and corporate needs. The Company entered into a Rule 10b5-1 plan to facilitate repurchases of its shares under this authorization. A Rule 10b5-1 plan permits a company to repurchase shares at times when it might otherwise be prevented from doing so, provided the plan is adopted when the company is not aware of material non-public information. The Company may suspend or discontinue the repurchase of stock at any time. Under this share repurchase program, the Company repurchased a total of 937,360 shares of common stock in the open market during the first and second quarters of fiscal 2009 at a total cost of approximately $19.5 million or $20.79 average per share. During the twelve months ended January 31, 2011, the Company did not repurchase shares of common stock except for 572,328 shares as a result of the surrender of shares in connection with the vesting of certain stock awards and the exercise of certain stock options. At the election of an employee, upon the vesting of a stock award or the exercise of a stock option, shares having an aggregate value on the vesting of the award or the exercise date of the option, as the case may be, equal to the employee’s withholding tax obligation may be surrendered to the Company by netting them from the vested shares issued. Similarly, shares having an aggregate value equal to the exercise price of an option may be tendered to the Company in payment of the option exercise price and netted from the shares issued upon the option exercise.

The following table summarizes information about the Company’s purchases of shares of its common stock in the fourth quarter of fiscal 2011.

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 1, 2010 – December 31, 2010	559,809	$16.23	-	62,640
January 1, 2011 – January 31, 2011	7,570	$15.36	-	62,640

Total	567,379	$16.22	-	62,640

PERFORMANCE GRAPH

The performance graph set forth below compares the cumulative total shareholder return of the Company’s common stock for the last five fiscal years through the fiscal year ended January 31, 2011 with that of the Broad Market (NYSE Stock Market – U.S. Companies), the S&P SmallCap 600 index and the Russell 2000 index. Each index assumes an initial investment of $100 on January 31, 2006 and the reinvestment of dividends (where applicable).

Company Name / Index	1/31/06	1/31/07	1/31/08	1/31/09	1/31/10	1/31/11

Movado Group, Inc.	100.0	153.48	130.98	42.33	60.25	79.43
S&P SmallCap 600 Index	100.0	108.41	100.73	63.73	88.56	115.96
NYSE (U.S. Companies)	100.0	114.93	126.25	71.53	103.19	122.01
Russell 2000 Index	100.0	110.44	99.63	62.92	86.72	113.92

Item 6. Selected Financial Data

The selected financial data presented below has been derived from the Consolidated Financial Statements. This information should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of this report. The Company’s subsidiary, Movado Retail Group, Inc., closed its Movado boutique division during its second quarter ending July 31, 2010. As a result, the financial results of the boutiques were reported as discontinued operations on the face of the Consolidated Statements of Operations for all periods presented. Amounts are in thousands except per share amounts:

	Fiscal Year Ended January 31,
	2011	2010	2009	2008	2007
Statement of income data:
Net sales (1)	$382,190	$349,705	$425,895	$515,460	$490,291
Cost of sales (2) (3)	196,951	184,043	162,934	212,285	200,955

Gross profit (1) (2)	185,239	165,662	262,961	303,175	289,336
Selling, general and administrative (4) (5) (6) (7)	195,099	187,177	242,391	245,246	233,061

Operating (loss) / income (1) (2) (3) (4) (5) (6) (7)	(9,860)	(21,515)	20,570	57,929	56,275

Other income, net (8) (9)	-	-	681	-	1,347

Interest expense	(2,247)	(4,535)	(2,915)	(3,472)	(3,785)

Interest income	319	111	2,132	4,666	3,280

(Loss) / income from continuing operations before income taxes	(11,788)	(25,939)	20,468	59,123	57,117
Provision for / (Benefit from) income taxes (10) (11) (12) (13) (14)	8,792	13,553	7,086	(6,949)	4,374

(Loss) / income from continuing operations	(20,580)	(39,492)	13,382	66,072	52,743
Discontinued operations: (Loss) from discontinued operations, net of tax	(23,675)	(14,909)	(10,830)	(4,630)	(2,472)

Net (loss) / income	(44,255)	(54,401)	2,552	61,442	50,271
Less: Income attributed to noncontrolling interests	665	224	237	637	133

Net (loss) / income attributed to Movado Group, Inc.	$(44,920)	$(54,625)	$2,315	$60,805	$50,138

(Loss) / income attributable to Movado Group, Inc.:
(Loss) / income from continuing operations, net of tax	$(21,245)	$(39,716)	$13,145	$65,435	$52,610
(Loss) from discontinued operations, net of tax	(23,675)	(14,909)	(10,830)	(4,630)	(2,472)

Net (loss) / income	$(44,920)	$(54,625)	$2,315	$60,805	$50,138

Basic (loss) / income per share:
Weighted basic average shares outstanding	24,753	24,541	24,782	26,049	25,670
(Loss) / income per share from continuing operations attributed to Movado Group, Inc.	$(0.86)	$(1.62)	$0.53	$2.51	$2.05
(Loss) per share from discontinued operations	$(0.96)	$(0.61)	$(0.44)	$(0.18)	$(0.10)
Net (loss) / income per share attributable to Movado Group, Inc.	$(1.81)	$(2.23)	$0.09	$2.33	$1.95

Diluted (loss) / income per share:
Weighted diluted average shares outstanding	24,753	24,541	25,554	27,293	26,794
(Loss) / income per share from continuing operations attributed to Movado Group, Inc.	$(0.86)	$(1.62)	$0.51	$2.40	$1.96
(Loss) per share from discontinued operations	$(0.96)	$(0.61)	$(0.44)	$(0.18)	$(0.10)
Net (loss) / income per share attributable to Movado Group, Inc.	$(1.81)	$(2.23)	$0.09	$2.23	$1.87
Cash dividends declared and paid per share	$-	$-	$0.29	$0.32	$0.24

Balance sheet data (end of period):
Working capital (15)	$310,348	$321,928	$306,168	$419,632	$383,422
Total assets	$442,108	$469,377	$563,990	$646,216	$577,618
Total long-term debt (15)	$-	$10,000	$-	$60,895	$80,196
Movado Group, Inc. shareholders’ equity	$352,450	$369,568	$399,259	$463,053	$378,359

(1)	Fiscal 2008 net sales includes a non-cash charge for estimated returns in the amount of $15.0 million and gross profit and operating income include a non-cash charge of $11.0 million, related to the closing of certain wholesale customer doors in the U.S.
(2)	Fiscal 2011 includes a non-cash charge of $24.1 million for certain non-core gold and mechanical movement inventory.
(3)	Fiscal 2010 includes a non-cash charge of $8.8 million for certain excess non-core inventory.
(4)	Fiscal 2011 and 2010 includes non-cash charges of $3.1 million and $2.5 million, respectively, for write-downs of certain assets primarily related to intangible assets, tooling costs and trade booths for the Basel Fair.
(5)	Fiscal 2011 includes a reversal of a previously recorded liability of $4.3 million for a retirement agreement with the Company’s former Chairman.
(6)	Fiscal 2009 includes a pre-tax charge of $11.1 million associated with the Company’s expense reduction initiatives and a restructuring of certain benefit arrangements.
(7)	Fiscal 2007 includes a one-time benefit of $2.2 million for an out-of-period adjustment related to foreign currency.
(8)	Fiscal 2009 other income consists of a pre-tax gain of $0.7 million on the collection of life insurance proceeds from policies covering the Company’s former Chairman.
(9)	Fiscal 2007 other income consists of a pre-tax gain of $0.8 million on the sale of artwork, a pre-tax gain of $0.4 million on the sale of a building and a pre-tax gain of $0.1 million on the sale of rights to a web domain name.
(10)	Fiscal 2011 effective tax rate of -74.6% includes a charge for the establishment of a valuation allowance against net deferred tax assets in Switzerland, in addition to continued recording of valuation allowances, most notably the valuation allowance against net U.S. deferred tax assets, and the tax accrued on the repatriation of foreign earnings.
(11)	Fiscal 2010 effective tax rate of -52.3% includes a charge for the establishment of a full valuation allowance on domestic net deferred tax assets of $21.4 million, partially offset by a benefit of $7.9 million resulting from a U.S. tax law change, allowing for an elective 5 year carryback for tax losses originating in either fiscal 2009 or fiscal 2010.
(12)	Fiscal 2009 effective tax rate of 34.6% includes tax accrued on the future repatriation of foreign earnings of $7.4 million somewhat offset by a release of valuation allowances on foreign tax losses of $3.0 million.
(13)	Fiscal 2008 effective tax rate of -11.8%, reflects a result of the recognition of previously unrecognized tax benefits due to the settlement of the IRS audit for fiscal years 2004 through 2006 ($12.5 million) and the release of valuation allowances in whole or part on Swiss and UK tax losses ($7.6 million).
(14)	Fiscal 2007 effective tax rate of 7.7% reflects a partial release of the valuation allowance on Swiss tax losses.
(15)	The Company defines working capital as current assets less current liabilities. In fiscal 2009 the Company reclassified $65.0 million of outstanding debt from non-current liabilities to current liabilities, due to the non-compliance with the interest coverage ratio covenant under certain of its current debt agreements.

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

The primary factors that influence annual sales are general economic conditions in the Company’s U.S. and international markets, new product introductions, the level and effectiveness of advertising and marketing expenditures and product pricing decisions. Economic conditions around the world began to deteriorate in fiscal 2009. While the economy has started to recover, future global economic conditions remain highly uncertain. The level of consumer spending has improved over the past year, although the level of spending has not recovered fully compared to fiscal 2009 and may not recover for a significant period of time. As the Company continues to manage its way through these uncertain times, it is taking, and will continue to take, appropriate actions to address challenges in the marketplace and more strongly position the Company for the future.

Approximately 48% of the Company’s total sales are from international markets and therefore reported sales made in those markets are affected by foreign exchange rates. The Company’s international sales are billed in local currencies (predominantly Euros and Swiss francs) and translated to U.S. dollars at average exchange rates for financial reporting purposes.

The Company’s business is seasonal. There are two major selling seasons in the Company’s markets: the spring season, which includes school graduations and several holidays and, most importantly, the Christmas and holiday season. Major selling seasons in certain international markets center on significant local holidays that occur in late winter or early spring. The Company’s net sales historically have been higher during the second half of the fiscal year. The second half of each year accounted for 58.6%, 58.8%, and 47.9% of the Company’s net sales for the fiscal years ended January 31, 2011, 2010, and 2009, respectively. In fiscal 2009, the Company did not experience the usual seasonality of its business due to the downturn in the economy, which resulted in the percentage of net sales for the second half of the fiscal year not being comparable to that of the later years.

The Company’s retail operations consist of 33 outlet stores located throughout the United States and the Movado brand flagship store located at Rockefeller Center in New York City. The Company does not have any retail operations outside of the United States.

The significant factors that influence annual sales volumes in the Company’s retail operations are similar to those that influence U.S. wholesale sales. In addition, most of the Company’s outlet stores are located near vacation destinations and, therefore, the seasonality of these stores is driven by the peak tourist seasons associated with these locations.

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

Cost of sales of the Company’s products consists primarily of component costs, assembly costs and unit overhead costs associated with the Company’s supply chain operations in Switzerland and Asia. The Company’s supply chain operations consist of logistics management of assembly operations and product sourcing in Switzerland and Asia. Through productivity improvement efforts, the Company has controlled the level of overhead costs and maintained flexibility in its cost structure by outsourcing a significant portion of its component and assembly requirements.

In the fourth quarter of fiscal 2011, the Company recorded a non-cash charge of $24.1 million to write-down certain inventories to market value, primarily inventories of certain non-core gold watches and related parts and mechanical movements. In fiscal 2010, the Company recorded a non-cash charge of $8.8 million primarily for excess non-core component inventory. For more information regarding these inventory related charges, see Critical Accounting Policies and Estimates – Inventories.

Since a substantial amount of the Company’s product costs are incurred in Swiss francs, fluctuations in the U.S. dollar/Swiss franc exchange rate can impact the Company’s cost of goods sold and, therefore, its gross margins. The Company reduces its exposure to the Swiss franc exchange rate risk through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. In the event these exposures do not offset, the Company has the ability to hedge its Swiss franc purchases using a combination of forward contracts and purchased currency options. The Company’s hedging program had the effect of minimizing the exchange rate impact on product costs and gross margins for fiscal years 2011 and 2009. In fiscal 2010, the Company decided not to hedge a significant portion of the Company’s Swiss francs purchases which, as a result of the unfavorable Swiss franc foreign exchange rate, had a negative effect on the recorded gross margins. Additionally, a portion of the Company’s net sales is recorded in its foreign subsidiaries in a currency other than the local currency of that subsidiary. This predominantly occurs in the Company’s Hong Kong and Swiss subsidiaries when they sell to Euro-based customers. This exposure is not hedged by the Company. Any fluctuation in the Euro exchange rate in relation to the Hong Kong dollar and Swiss franc would have an effect on these sales that are recorded in Euro. The currency effect on these Euro sales has an equal effect on their recorded gross profit since the costs of these sales are recorded in the entities’ respective local currency.

Selling, General and Administrative (“SG&A”) Expenses. The Company’s SG&A expenses consist primarily of marketing, selling, distribution, general and administrative expenses. During the second half of fiscal 2009, the Company announced initiatives designed to streamline operations, reduce expenses, and improve efficiencies and effectiveness across the Company’s global organization. In fiscal 2009, the Company recorded a total pre-tax charge of $11.1 million related to the completion of these programs and a restructuring of certain benefit arrangements. In fiscal 2010, the Company recorded a non-cash pre-tax charge of $2.5 million related to the write-down of certain assets related to trade booths for the Basel Fair. In fiscal 2011, the Company recorded a non-cash pre-tax charge of $3.1 million related to the write-down of certain assets related to intangible assets, tooling costs and trade booths for the Basel Fair.

Annual marketing expenditures are based principally on overall strategic considerations relative to maintaining or increasing market share in markets that management considers to be crucial to the Company’s continued success as well as on general economic conditions in the various markets around the world in which the Company sells its products. Marketing expenses include various forms of media advertising, digital advertising and co-operative advertising with customers and distributors and other point-of-sale marketing and promotion spending. For fiscal 2011, the Company increased its investment in marketing and advertisement in order to elevate its connection to consumers and better position its brands in the marketplace.

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

General and administrative expenses consist primarily of salaries and other employee compensation, employee benefit plan costs, office rent, management information systems costs, professional fees, bad debts, depreciation and amortization of furniture, computer software and leasehold improvements, patent and trademark expenses and various other general corporate expenses. In fiscal 2011, the Company recorded a benefit of $4.3 million resulting from the reversal of a previously recorded liability for a retirement agreement with the Company’s former Chairman.

Interest Expense. The Company records interest expense on its revolving credit facility. Additionally, interest expense includes the amortization of deferred financing costs associated with the Company’s revolving credit facility.

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

Allowance for Doubtful Accounts

Accounts receivable are reduced by an allowance for amounts that may be uncollectible in the future. Estimates are used in determining the allowance for doubtful accounts and are based on an analysis of the aging of accounts receivable, assessments of collectability based on historic trends, the financial condition of the Company’s customers and an evaluation of economic conditions. In general, while the actual bad debt losses have historically been within the Company’s expectations and the allowances established, there can be no guarantee that the Company will continue to experience the same bad debt loss rates in the future. As of January 31, 2011, except for those accounts provided for in the reserve for doubtful accounts, the Company knew of no situations with any of the Company’s major customers which would indicate the customer’s inability to make their required payments.

Inventories

The Company values its inventory at the lower of cost or market. The Company’s U.S. inventory is valued using the first-in, first-out (FIFO) method. The cost of finished goods and component inventories, held by international subsidiaries, are determined using average cost. The Company performs reviews of its on-hand inventory to determine amounts, if any, of inventory that is deemed discontinued, excess, or unsaleable. Inventory classified as discontinued, together with the related component parts which can be assembled into saleable finished goods, is sold primarily through the Company’s outlet stores. When management determines that finished product is unsaleable or that it is impractical to build the remaining components into watches for sale, a charge is recorded to value those products and components at the lower of cost or market.

During the fourth quarter of fiscal year ended January 31, 2011, there were certain events and circumstances that occurred which resulted in the Company recording a non-cash charge of approximately $24.1 million to write-down certain inventories to market value, primarily inventories of certain non-core gold watches and related parts and mechanical movements. Certain watches in the Ebel brand line use proprietary watch movements that are assembled by the Company from parts purchased from third party suppliers. In the fourth quarter of fiscal 2011, the Company performed a strategic review of the Ebel brand and concluded that the future direction for the brand would not include the production of these proprietary movements, making inventory of these movement parts excess and obsolete. As a result, the Company recorded a charge to cost of sales for the future disposition of such inventory. Additionally, during the fourth quarter of the fiscal year ended January 31, 2011, the Company concluded it would significantly reduce its offering of gold watches, considering particularly the recent increases in the price of gold, and therefore recorded a charge to cost of sales related to non-core gold inventory. Ordinarily, the Company would utilize its outlet stores to dispose of this excess inventory; however, in performing a detailed review of the non-core inventory, the Company concluded that the time, effort and costs to sell most of the gold watches were excessive and that the current salvage value provided a quicker and adequate return. These gold watches and components were valued at market, which resulted in a charge to cost of sales. The Company plans to dispose of and melt the gold inventory and expects to recover approximately $11.0 million in cash, which was factored into the net charge recorded.

During the fiscal year ended January 31, 2010, the Company conducted a review and identified excess non-core component inventory. The Company made the decision that it was not economically prudent to invest additional cash and effort to convert these components into finished goods, and subsequently recorded a charge of $8.8 million in cost of sales. During the fiscal year ended January 31, 2009, the Company went through a process of scrapping unsaleable inventory and components which were written down in previous fiscal years.

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

The Company performs an impairment review of its long-lived assets once events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. When such a determination has been made, management compares the carrying value of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss is recognized during that period. The impairment loss is calculated as the difference between asset carrying values and the fair value of the long-lived assets.

During the fourth quarter of fiscal 2010, the Company determined that the carrying value of its long-lived assets primarily with respect to certain Movado boutiques and trade booths for the Basel Fair was not recoverable. The review was performed because of the ongoing difficult economic conditions that had a negative effect on the Company’s fourth quarter ended January 31, 2010, the retail segment’s largest quarter of the year in terms of sales and profitability. As a result, the Company recorded a non-cash pre-tax charge of $7.6 million related to the write-downs of property, plant and equipment. Of these charges, $5.1 million is included in discontinued operations and $2.5 million is included in the selling, general and administrative expenses in the Consolidated Statements of Operations. During the first quarter of fiscal 2011, the Company determined that the carrying value of its long-lived assets with respect to certain Movado boutiques was not recoverable. The review was performed because of the closing of the boutique division and as a result, the Company recorded a non-cash pre-tax charge of $3.4 million related to the write-downs of property, plant and equipment. These charges are included in discontinued operations in the Consolidated Statements of Operations. During the fourth quarter of fiscal 2011, the Company recorded a non-cash pre-tax charge of $3.1 million, primarily related to the write-down of certain intangible assets, tooling costs and trade booths for the Basel Fair. The review was performed because of fiscal 2011 fourth quarter losses and future forecasted losses of specific business areas. These charges are included in the selling, general and administrative expenses in the Consolidated Statements of Operations. All of the above impairment charges were calculated as the difference between the assets’ carrying values and their estimated fair value. In each case, the estimated fair value of the assets was zero as the future undiscounted cash flow was negative.

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

This accounting guidance requires that compensation expense for equity instruments be accrued based on the estimated number of instruments for which the requisite service is expected to be rendered. Additionally, for performance based awards, compensation expense should be accrued only if it is probable that the performance condition will be achieved. The Company reviews the estimates of forfeitures and the probability of performance conditions being achieved at each reporting period. Any changes to compensation expense as a result of a change in these estimates are reflected in the period of change. During fiscal years 2010 and 2009, as a result of the deteriorating global economy, it became apparent that the performance goals for certain Long Term Incentive Plan grants would not be achieved. This resulted in the reversal of previously accrued stock-based compensation expenses of approximately $0.7 million and $3.2 million, respectively. During fiscal 2011, there were no performance shares issued under the Long Term Incentive Plan.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax laws and tax rates in each jurisdiction where the Company operates, and applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date. In addition, the amounts of any future tax benefits are reduced by a valuation allowance to the extent such benefits are not expected to be realized on a more-likely-than-not basis. The Company calculates estimated income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for both book and tax purposes.

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

RESULTS OF OPERATIONS

The following is a discussion of the results of operations for fiscal 2011 compared to fiscal 2010 and fiscal 2010 compared to fiscal 2009 along with a discussion of the changes in financial condition during fiscal 2011.

The following are net sales by business segment (in thousands):

	Fiscal Year Ended January 31,
	2011	2010	2009
Wholesale:
United States	$146,990	$139,485	$165,829
International	182,147	155,455	205,520
Retail	53,053	54,765	54,546

Net sales	$382,190	$349,705	$425,895

The following table presents the Company’s results of operations expressed as a percentage of net sales for the fiscal years indicated:

	Fiscal Year Ended January 31,
	2011 % of net sales	2010 % of net sales	2009 % of net sales
Net sales	100.0%	100.0%	100.0%
Gross margin	48.5%	47.4%	61.7%
Selling, general and administrative expenses	51.1%	53.5%	56.9%
Operating (loss) / income	(2.6)%	(6.1)%	4.8%
Other income	0.0%	0.0%	0.2%
Interest expense	0.6%	1.3%	0.7%
Interest income	0.1%	0.1%	0.5%
Provision for income taxes	2.3%	3.9%	1.7%
Noncontrolling interests	0.2%	0.1%	0.1%
(Loss) / income from continuing operations, net of tax	(5.6)%	(11.3)%	3.0%
(Loss) from discontinued operations, net of tax	(6.2)%	(4.3)%	(2.5)%
Net (loss) / income attributed to Movado Group, Inc.	(11.8)%	(15.6)%	0.5%

Fiscal 2011 Compared to Fiscal 2010

Net Sales

Net sales in fiscal 2011 were $382.2 million, $32.5 million or 9.3% above the prior year. Excluding $14.6 million of liquidation of excess discontinued inventory in the prior year, fiscal 2011 net sales were $47.1 million or 14.1% above the prior year. The Company is presenting net sales excluding sales of excess discontinued inventory because the Company believes that it is useful to eliminate the effect of this item in order to improve the comparability of the Company’s results for the periods presented. For the fiscal year ended January 31, 2011, fluctuations in foreign currency exchange rates unfavorably impacted net sales by $0.9 million when compared to the prior year.

United States Wholesale Net Sales

Net sales in fiscal 2011 in the U.S. wholesale segment were $147.0 million, representing a 5.4% increase above the prior year sales of $139.5 million. Excluding $14.6 million of liquidation of excess discontinued inventory in the prior year, fiscal 2011 net sales were above the prior year by $22.1 million, or 17.7%. (The remaining discussion in this paragraph excludes the impact of the liquidation sales of excess discontinued inventory.) The increase in U.S. wholesale net sales of $22.1 million was primarily due to higher sales in the accessible luxury category of $16.7 million or 23.6% above the prior year. This increase in sales primarily resulted from higher demand as customers began to replenish their inventories after significant destocking in the prior year, when they slowed replenishment and reduced open-to-buy levels as a result of the unfavorable economic conditions. These increases were partially offset by the Company’s decision to continue to limit distribution in the current fiscal year, as well as the decision to limit sales to customers the Company believed represented an unacceptable credit risk.

Additionally, higher net sales were recorded in the licensed brand category of $5.8 million, or 14.2% above the prior year, primarily due to better performance resulting from improved economic conditions when compared to the prior year. Net sales in the luxury category were below the prior year by $0.9 million, or 23.7%.

International Wholesale Net Sales

Net sales in fiscal 2011 in the international wholesale segment were $182.1 million, representing a 17.2% increase above the prior year sales of $155.5 million. The increase in international wholesale net sales of $26.7 million was primarily due to higher sales recorded in the licensed brand category. Net sales in the licensed brand category were above the prior year by $20.4 million or 23.5%, primarily due to growth in existing markets resulting from higher demand. Additionally, higher net sales were recorded in the luxury category of $4.0 million, or 13.9%, as the category was more promotional when compared to the prior year. Furthermore, higher net sales were also recorded in the accessible luxury category of $2.4 million, or 8.0% above the prior year driven by higher sales in Asia and Latin America. For the fiscal year ended January 31, 2011, fluctuations in foreign currency exchange rates unfavorably impacted net sales by $0.9 million when compared to the prior year.

Retail Net Sales

Net sales in fiscal 2011 in the retail segment were $53.1 million, representing a 3.1% decrease from the prior year sales of $54.8 million. The decrease in sales was driven by a decline in comparable store sales of 6.4%, primarily attributable to the segment running fewer in-store promotions year-over-year. As of January 31, 2011, the Company operated 33 outlet stores and the Movado brand flagship store located at Rockefeller Center in New York City, compared to 31 outlet stores as of January 31, 2010.

The Company considers comparable store sales to be sales of stores that were open as of February 1st of the last fiscal year through January 31st of the current fiscal year. The Company had 31 comparable outlet stores for the year ended January 31, 2011. The sales from stores that have been relocated, renovated or refurbished are included in the calculation of comparable store sales. The method of calculating comparable store sales varies across the retail industry. As a result, the Company’s method for the calculation of comparable store sales may not be the same measures used or reported by other companies.

Gross Profit

Gross profit for fiscal 2011 was $185.2 million or 48.5% of net sales as compared to $165.7 million or 47.4% of net sales in the prior year. The increase in gross profit of $19.5 million was primarily attributable to higher net sales, and to a lesser extent, the higher gross margin percentage achieved. In fiscal 2010, there were a few items that unfavorably impacted the gross margin percentage which did not re-occur in fiscal 2011. The gross margin percentage in fiscal 2010 was unfavorably impacted by approximately 280 basis points resulting from the $14.6 million of sales of excess discontinued inventory. In addition, both gross profit as well as gross margin percentage in fiscal 2010 were unfavorably impacted by overhead absorption and currency effects. The unfavorable overhead absorption in fiscal 2010 was primarily attributed to abnormally low production levels associated with the decline in sales volume without a corresponding decrease in overhead expenses, which unfavorably impacted the gross margin percentage by approximately 110 basis points. The unfavorable currency effects in fiscal 2010 were primarily the result of fluctuations in foreign currency due to losses on the un-hedged portion of the Company’s Swiss franc liabilities, predominantly in the United States, which unfavorably impacted the gross margin percentage by approximately 90 basis points. In both fiscal 2011 and 2010, gross profit, as well as gross margin percentage, were unfavorably impacted as a result of non-cash charges to record inventory at market value. In the fourth quarter of fiscal 2011, there were certain events and circumstances that occurred which resulted in the Company recording an additional cumulative net non-cash charge of approximately $24.1 million to write-down certain inventories to market value, primarily inventories of non-core gold watches and related parts and mechanical movements. In the fourth quarter of fiscal 2010, the Company conducted a review of inventory and identified excess non-core components and made the decision that it was not economically prudent to invest additional cash and effort to convert these components into finished goods. As a result, the Company recorded a non-cash charge of $8.8 million. The increase in inventory related charges year-over-year negatively affected gross margin in fiscal 2011 by approximately 390 basis points.

Selling, General and Administrative

SG&A expenses for fiscal 2011 were $195.1 million as compared to $187.2 million in the prior year, representing an increase of $7.9 million or 4.2%. The increase in SG&A expenses was driven by higher compensation and benefit expense of $4.8 million resulting from salary increases, the reinstatement of 401(k), other employee benefits and performance based compensation. The increase in SG&A expenses in fiscal 2011 also includes a higher marketing expense of $3.3 million resulting from expenses associated with the licensed brand sales growth as well as the Company’s decision to increase investment in this area to elevate its brands’ connection with consumers and to drive sales growth. Additionally, higher asset write-downs of $0.6 million were recorded year-over-year. In fiscal 2011 and 2010, respectively, asset write-downs of $3.1 million and $2.5 million were recorded associated with long-lived assets primarily related to intangible assets, tooling, trade booths for the Basel Fair and displays. Also contributing to the expense increase in fiscal 2011 was the unfavorable impact of foreign currency of $5.6 million, due both to the translation of international subsidiaries’ financial results, as well as the transactional effect of foreign denominated assets held in weakening currencies. These expense increases were partially offset by a lower depreciation expense of $1.2 million, primarily due to the impairment of certain assets in the prior fiscal year. The Company also recognized a reduction in consulting and professional fees of $1.2 million year-over-year, primarily as a result of legal fees recorded in fiscal 2010 associated with a legal matter that was settled. Additionally, in fiscal 2011 the Company recorded a benefit of $4.3 million resulting from the reversal of a previously recorded liability for a retirement agreement with the Company’s former Chairman.

Wholesale Operating Loss

Operating losses of $18.6 million and $32.8 million were recorded in the wholesale segment in fiscal 2011 and 2010, respectively. The decrease in loss in fiscal 2011 was the net result of an increase in gross profit of $20.6 million, partially offset by an increase in SG&A expenses of $6.4 million. The increase in gross profit of $20.6 million was primarily the result of the increase in sales volume year-over-year, as well as a higher gross margin percentage achieved when compared to the prior year. The increase in SG&A expenses of $6.4 million in fiscal 2011 was driven by higher compensation and benefit expenses of $4.5 million, higher marketing expenses of $3.2 million, and higher asset write-downs of $0.6 million. Also contributing to the expense increase was the unfavorable effect of foreign currency of $5.6 million. These expense increases were partially offset by lower depreciation expense of $1.1 million, primarily due to the impairment of certain assets in fiscal 2010, and reduced consulting and professional fees of $1.2 million primarily due to lower legal fees. Additionally, in fiscal 2011 the Company recorded a benefit of $4.3 million resulting from the reversal of a previously recorded liability for a retirement agreement with the Company’s former Chairman.

Retail Operating Income

Operating income of $8.7 million and $11.3 million were recorded in the retail segment in fiscal 2011 and 2010, respectively. The $2.6 million decrease in income was the result of a reduction in gross margin of $1.1 million and an increase in SG&A expenses of $1.5 million. The decrease in gross profit was primarily due to the lower sales volume year-over-year. The increase in SG&A expenses was primarily the result of expenses associated with retail locations that began doing business in fiscal 2011.

Interest Expense

Interest expense for fiscal 2011 was $2.2 million as compared to $4.5 million in the prior year. The decrease in interest expense was primarily the result of expenses and fees totaling $1.3 million associated with the refinancing and repayment of the Company’s former credit and note agreements recorded in fiscal 2010. Also contributing to the decrease in interest expense was the reduced interest paid due to lower average borrowings outstanding year-over-year.

For borrowings data for the years ended January 31, 2011 and 2010, see Note 4 to the Consolidated Financial Statements.

Interest Income

Interest income was $0.3 million for fiscal 2011 as compared to $0.1 million for the prior year.

Income Taxes

Income taxes recorded for fiscal 2011 was an expense of $8.8 million, compared to an expense of $13.6 million recorded for fiscal 2010. The effective tax rate for continuing operations for fiscal 2011 was -74.6%, primarily as a result of the establishment of a valuation allowance against net deferred tax assets in Switzerland in addition to continued recording of other valuation allowances, most notably the valuation allowance against net U.S. deferred tax assets and the tax accrued on the repatriation of foreign earnings. The effective tax rate for continuing operations for fiscal 2010 was -52.3%, primarily as a result of the establishment of a full valuation allowance against net U.S. deferred tax assets, partially offset by the recording of a tax benefit resulting from a change in U.S. tax law allowing for an elective 5 year carryback for tax losses originating in either fiscal 2009 or fiscal 2010.

The Company bases its estimate of deferred tax assets and liabilities on current tax laws and rates as well as expected future income. The realization of deferred tax assets depends on the Company’s ability to generate future income. Under U.S. GAAP, deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more-likely-than not that all or some portion of the deferred tax assets will not be realized. In the third quarter of fiscal 2010, the Company determined that it was appropriate to record a full valuation allowance against its net deferred tax assets in the U.S., primarily due to the Company’s U.S. loss position in recent years. Expectation of future income is not sufficient to overcome such negative evidence, and although the Company believes it may ultimately utilize the underlying tax benefits within the statutory limits, the Company recognized a non-cash deferred tax expense of $21.4 million, and further, has not recognized any tax benefit on the net increase in deductible temporary differences during fiscal 2010 or 2011. In the fourth quarter of fiscal 2011, the Company determined it was appropriate to establish a valuation allowance of $11.5 million on the deferred tax assets of one of its Swiss subsidiaries as the expectation of future income is not sufficient to overcome the negative evidence of losses in recent years. However, the Company believes it may ultimately utilize the tax losses before the expiry periods of fiscal 2016 through fiscal 2018. Management will continue to evaluate the appropriate level of allowance on all deferred tax assets, considering such factors as prior earnings history, expectation of future earnings, carryback and carryforward periods, and tax and business strategies that could potentially enhance the likelihood of realization of the deferred tax assets. In addition, the Company recorded a tax benefit of $8.0 million in fiscal 2010 as a result of a change in tax laws which increased the net operating loss carryback period to five years.

Loss From Discontinued Operations

The Company records the financial results of its Movado boutique division, which ceased doing business during the quarter ended July 31, 2010, as discontinued operations. For fiscal 2011 and 2010, the Company recorded a loss from discontinued operations of $23.7 million and $14.9 million, respectively. The fiscal 2011 loss was comprised of a loss from boutique operations of $3.7 million and $20.0 million of expenses recorded for the closing of the boutiques, primarily for occupancy charges, asset impairments, inventory write-downs and severance.

Net Loss Attributed to Movado Group, Inc.

For fiscal 2011, the Company recorded a net loss of $44.9 million compared to a net loss of $54.6 million for the prior year.

Fiscal 2010 Compared to Fiscal 2009

Net Sales

Net sales in fiscal 2010 were $349.7 million, below prior year by $76.2 million or 17.9%. Excluding $14.6 million of liquidation of excess discontinued inventory in the current period, fiscal 2010 net sales were below prior year by $90.8 million, or 21.3%. The Company is presenting net sales excluding sales of excess discontinued inventory because the Company believes that it is useful to eliminate the effect of this item in order to improve the comparability of the Company’s results for the periods presented. As a result of the stronger average U.S. dollar during fiscal 2010 when compared to the prior year, and the resulting translation of the international subsidiaries’ financial results, the effect of foreign currency fluctuations decreased fiscal 2010 net sales by $2.2 million when compared to the prior year.

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

Retail Net Sales

Net sales in fiscal 2010 in the retail segment were $54.8 million, or flat to the prior year. The Company operated 31 outlet stores as of January 31, 2010, compared to 32 outlet stores as of January 31, 2009.

Gross Profit

Gross profit for fiscal 2010 was $165.7 million or 47.4% of net sales as compared to $263.0 million or 61.7% of net sales in the prior year. The decrease in gross profit of $97.3 million was primarily attributable to the lower sales volume as well as an overall decrease in the brand and business gross margin percentage. The gross margin percentage was unfavorably impacted by approximately 340 basis points resulting from a shift in channel and product mix as a result of the global economic recession. The gross margin percentage in fiscal 2010 was also unfavorably impacted by approximately 280 basis points resulting from the $14.6 million of sales of excess discontinued inventory. In addition, both the gross profit as well as the gross margin percentage were unfavorably impacted by currency effects and overhead absorption. As a result of the weaker U.S. dollar compared to the prior year period, fewer net favorable currency benefits were recorded year-over-year related to the Company’s natural hedge. This change was primarily attributable to reductions of inventory purchases in Switzerland and resulted in an approximately 230 basis point decline in gross margin percentage. The unfavorable overhead absorption is primarily attributed to abnormally low production levels associated with the decline in sales volume without a corresponding decrease in overhead expenses, which unfavorably impacted the gross margin percentage by approximately 195 basis points. In addition, in the fourth quarter of fiscal 2010, the Company conducted a review of inventory and identified excess non-core components and made the decision that it was not economically prudent to invest additional cash and effort to convert these components into finished goods. As a result, the Company recorded a non-cash charge that negatively affected gross margin by approximately 260 basis points.

Selling, General and Administrative

SG&A expenses for fiscal 2010 were $187.2 million as compared to $242.4 million in the prior year, representing a decrease of $55.2 million or 22.8%. The decrease in SG&A expenses was primarily the result of the Company’s initiatives to streamline operations and reduce expenses, which included lower marketing expenses for fiscal 2010 of $24.4 million, lower payroll and related expenses of $12.9 million which were primarily the result of headcount reductions, lower travel and related expenses of $2.8 million and lower expenses in the retail segment of $1.8 million. SG&A expenses in the prior year period included $11.1 million of severance related costs associated with the implementation of the Company’s initiatives to streamline operations and reduce expenses. Additionally, as a result of the stronger average U.S. dollar during fiscal 2010 compared to the prior year, and the resulting translation of the international subsidiaries’ financial results, the effect of foreign currency fluctuations favorably impacted SG&A expenses for fiscal 2010 by $1.2 million when compared to the prior year.

Wholesale Operating (Loss) / Income

Operating loss of $32.8 million was recorded in the wholesale segment in fiscal 2010, compared to an operating income of $8.7 million recorded in fiscal 2009. The decrease in profit was the net result of a reduction in gross profit of $94.9 million, partially offset by the decrease in SG&A expenses of $53.4 million. The reduction in gross profit of $94.9 million was primarily the result of the decrease in sales volume year-over-year, as well as the negative effects of channel and product mix, foreign currency, overhead absorption and inventory write-downs. The decrease in SG&A expenses of $53.4 million was driven by lower marketing expenses for fiscal 2010 of $23.8 million, lower payroll and related expenses of $12.9 million and lower travel and related expenses of $2.8 million. SG&A expenses in the prior year period included $11.1 million of severance related costs associated with the implementation of the Company’s initiatives to streamline operations and reduce expenses. The expense savings were partially offset by asset write-downs of $2.5 million that were recorded in the current year period. Additionally, as a result of the stronger average U.S. dollar during fiscal 2010 compared to the prior year, and the resulting translation of the international subsidiaries’ financial results, the effect of foreign currency fluctuations favorably impacted SG&A expenses for fiscal 2010 by $1.2 million when compared to the prior year.

Retail Operating Income

Operating income of $11.3 million was recorded in the retail segment in fiscal 2010 compared to an operating income of $11.9 million recorded for fiscal 2009. The $0.6 million decrease in income was the result of a reduction in gross profit of $2.4 million, partially offset by a reduction in SG&A expenses of $1.8 million. The decrease in gross profit was primarily attributable to lower gross margin percentage achieved year-over-year. The lower gross profit percentage was primarily the result of in-store promotions in effect during fiscal 2010. The decrease in SG&A expenses was primarily the result of the Company’s initiatives to streamline operations and reduce expenses.

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

Income Taxes

Income taxes recorded for the twelve months ended January 31, 2010 was an expense of $13.6 million, compared to an expense of $7.1 million recorded for the twelve months ended January 31, 2009. The tax recorded for fiscal 2010 resulted in a -52.3% effective tax rate.

The Company bases its estimate of deferred tax assets and liabilities on current tax laws and rates as well as expected future income. The realization of deferred tax assets depends on the Company’s ability to generate future income. Under U.S. GAAP, deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more-likely-than not that all or some portion or all of the deferred tax assets will not be realized. In the third quarter of fiscal 2010, the Company determined that it was appropriate to record a full valuation allowance against its net deferred tax assets in the U.S., primarily due to the Company’s U.S. loss position in recent years. Expectation of future income is not sufficient to overcome such negative evidence, and although the Company believes it may ultimately utilize the underlying tax benefits within the statutory limits, the Company recognized a non-cash deferred tax expense of $21.4 million, and further has not recognized any tax benefit on the net increase in deductible temporary differences during fiscal 2010. Management will continue to evaluate the appropriate level of allowance on all deferred tax assets, considering such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax and business strategies that could potentially enhance the likelihood of realization of the deferred tax assets. In addition, the Company recorded a tax benefit of $8.0 million in fiscal 2010 as a result of a change in tax laws which increased the net operating loss carryback period to five years.

The tax expense recorded for fiscal 2009 resulted in a 34.6% effective tax rate which included tax accrued on the future repatriation of foreign earnings of $7.4 million partially offset by a release of valuation allowances on foreign tax losses of $3.0 million.

Loss From Discontinued Operations

The Company records the financial results of its Movado boutique division, which ceased doing business during the quarter ended July 31, 2010, as discontinued operations. For fiscal 2010 and 2009, the Company recorded a loss from discontinued operations of $14.9 million and $10.8 million, respectively.

Net (Loss) / Income Attributed to Movado Group, Inc.

For fiscal 2010, the Company recorded a net loss of $54.6 million compared to net income of $2.3 million for the prior year.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2011, the Company had $103.0 million of cash and cash equivalents as compared to $71.0 million at the end of the prior year.

Cash provided by operating activities was $40.4 million for fiscal 2011, resulting from cash provided by continuing operations of $53.6 million, partially offset by $13.2 million of cash used in discontinued operations related to the Movado boutiques. Cash provided by operating activities for fiscal 2010 was $34.7 million, resulting from cash provided by continuing operations of $41.1 million, partially offset by cash used of $6.4 million attributed to discontinued operations. The cash provided by continuing operating activities of $53.6 million for fiscal 2011 was primarily the result of the loss for the period of $20.6 million, offset by favorable changes in working capital of $50.7 million, and favorable non-cash items of $23.5 million. The cash provided by continuing operating activities of $41.1 million for fiscal 2010 was the result of the loss for the period of $39.5 million, offset by favorable changes in working capital of $40.4 million and favorable non-cash items of $40.2 million. Cash used in operating activities for fiscal 2009 was $20.9 million, resulting from cash used in continuing operations of $14.6 million, and cash used of $6.3 million attributed to discontinued operations. The cash used in continuing operations of $14.6 million was the result of income for the period of $13.4 million, favorable non-cash items of $23.1 million and offset by unfavorable changes in working capital of $51.1 million.

Historically, cash generated by operating activities has been the Company’s primary source of cash to fund its growth initiatives, pay down debt and to pay dividends, and the Company expects to primarily rely on cash generated by operating activities to fund such activities during fiscal 2012.

Accounts receivable at January 31, 2011 were $59.8 million as compared to $67.8 million in the comparable prior year period. Foreign currency translation had the effect of increasing the accounts receivable at January 31, 2011 by $1.5 million. The accounts receivable days outstanding were 53 days and 63 days for the fiscal years ended January 31, 2011 and 2010, respectively. This change was primarily the result of the Company’s efforts to focus on cash flow and tightly manage customers with credit risk.

Inventories at January 31, 2011 were $179.5 million as compared to $204.1 million in the comparable prior year period. Foreign currency translation had the effect of increasing the value of the inventory at January 31, 2011 by $11.2 million. In the fourth quarter of fiscal 2011, the Company recorded a net non-cash charge of approximately $24.1 million to write down certain inventories to market value, primarily inventories of non-core gold watches and related parts and mechanical movements. In the fourth quarter of fiscal 2010, the Company identified excess non-core components and recorded a non-cash charge of $8.8 million.

Cash used in investing activities from continuing operations amounted to $7.6 million, $5.5 million and $22.2 million in fiscal 2011, 2010 and 2009, respectively. Cash used in investing activities for each of these three years primarily consisted of capital expenditures which included the acquisition and integration of computer hardware and software in conjunction with the SAP enterprise resource planning system, as well as spending for tooling and design.

Cash used in financing activities for the years ended January 31, 2011, 2010 and 2009 amounted to $9.6 million, $52.3 million and $39.9 million, respectively. For fiscal 2011 and 2010, the cash used was primarily to pay down debt. For fiscal 2009, the cash used was primarily to repurchase stock and pay dividends.

On July 17, 2009, the Company, together with Movado Group Delaware Holdings Corporation, Movado Retail Group, Inc. and Movado LLC (together with the Company, the “Borrowers”), each a wholly-owned domestic subsidiary of the Company, entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Bank of America, N.A. and Bank Leumi USA, as lenders, and Bank of America, N.A., as agent (in such capacity, the “Agent”). The parties amended the Loan Agreement by entering into Amendment No. 1 thereto (“First Amendment”) on April 5, 2011. The Loan Agreement, as amended, provides a $55.0 million asset based senior secured revolving credit facility (the “Facility”), including a $15.0 million letter of credit subfacility. The maturity date of the Facility is July 17, 2012.

Availability under the Facility is determined by reference to a borrowing base which is based on the sum of a percentage of eligible accounts receivable and eligible inventory of the Borrowers. $10.0 million in availability is blocked until the date (the “Block Release Date”) on which the Borrowers have achieved for a four fiscal quarter period a consolidated fixed charge coverage ratio of at least 1.25 to 1.0 and have domestic EBITDA greater than $10.0 million. The availability block must remain in place for at least one year. The amount of the availability block will be reduced by the amount by which the borrowing base exceeds $55.0 million, up to a maximum reduction of $5.0 million. Availability under the Facility may be further reduced by certain reserves established by the Agent in its good faith credit judgment. As of January 31, 2011, total availability under the Facility, giving effect to the availability block, no outstanding borrowings and the letters of credit outstanding under the subfacility, was $46.6 million.

The initial applicable margin for LIBOR rate loans was 4.25% and for base rate loans was 3.25%. After July 17, 2010, the applicable margins decreased or increased by 0.25% per annum from the initial applicable margins depending on whether average availability for the most recently completed fiscal quarter was either greater than $12.5 million, or was $5.0 million or less, respectively. As of the third quarter of fiscal 2011, the applicable margin decreased to 4.00% for LIBOR loans and 3.00% for base rate loans. The First Amendment reduced the applicable margin for both LIBOR rate loans and base rate loans by 1.25%. Accordingly, as of April 5, 2011 and based on current availability, the applicable margins were 2.75% and 1.75% for LIBOR and base rate loans, respectively.

Prior to the Block Release Date, if borrowing availability is less than $10.0 million (which threshold may be reduced to the extent the borrowing base exceeds $55.0 million, up to a maximum $5.0 million reduction), the Borrowers will be subject to a minimum EBITDA covenant. After the Block Release Date, the Borrowers will be subject to a minimum EBITDA covenant if borrowing availability is less than $15.0 million. As of January 31, 2011, the Borrowers were not subject to the minimum EBITDA covenant.

In addition, after the Block Release Date, if borrowing availability is less than $15.0 million, the Borrowers will be subject to a minimum fixed charge coverage ratio.

The Borrowers’ deposit accounts will be subject to cash dominion prior to the Block Release Date if borrowing availability is less than $7.5 million, but such threshold may be reduced to the extent the borrowing base exceeds $55.0 million, up to a maximum $5.0 million reduction. After the Block Release Date, cash dominion will be imposed if borrowing availability is less than $15.0 million. As of January 31, 2011, the Borrowers were not subject to cash dominion nor do the Borrowers expect to be subject to such a requirement in the foreseeable future.

The Loan Agreement, as amended, contains additional affirmative and negative covenants binding on the Borrowers and their subsidiaries that are customary for asset based facilities, including, but not limited to, restrictions and limitations on the incurrence of debt for borrowed money and liens, dispositions of assets, capital expenditures, dividends and other payments in respect of equity interests, the making of loans and equity investments, prepayments of subordinated and certain other debt, mergers, consolidations, liquidations and dissolutions, and transactions with affiliates. As amended, the Loan Agreement permits Borrowers to pay dividends through July 17, 2012 in an aggregate amount not to exceed (a) $4 million during any four fiscal quarters or (b) $5.5 million during the entire period from February 1, 2011 through July 17, 2012, provided that no event of default has occurred and that, for the four fiscal quarter period most recently ended prior to the proposed dividend payment date, the Borrowers have achieved an adjusted consolidated fixed charge coverage ratio of at least 1.25 to 1.0 and have proforma availability greater than $12.5 million. The Company believes that, as of April 5, 2011, it was in compliance with these financial covenants and that it achieved the requisite adjusted consolidated fixed charge coverage ratio necessary to pay a dividend in April 2011. The Company presently expects that it will be able to pay dividends through the remaining term of the Facility.

The Loan Agreement, as amended, contains events of default that are customary for facilities of this type, including, but not limited to, nonpayment of principal, interest, fees and other amounts when due, failure of any representation or warranty to be true in any material respect when made or deemed made, violation of covenants, cross default, material judgments, material ERISA liability, bankruptcy events, material loss of collateral in excess of insured amounts, asserted or actual revocation or invalidity of the loan documents, change of control and events or circumstances having a material adverse effect. The borrowings under the Facility are joint and several obligations of the Borrowers and also cross-guaranteed by each Borrower. In addition, the Borrowers’ obligations under the Facility are secured by first priority liens, subject to permitted liens, on substantially all of the Borrowers’ U.S. assets (other than certain excluded assets).

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. As of January 31, 2011 and 2010, these lines of credit totaled 10.0 million Swiss francs for both periods, with dollar equivalents of $10.6 million and $9.5 million, respectively. As of January 31, 2011 and 2010, there were no borrowings against these lines. As of January 31, 2011, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $1.8 million in various foreign currencies.

As a result of Movado Group’s strong financial position, the Company’s Board of Directors decided to reinstate a quarterly cash dividend subject, in each quarter, to the Board’s review of the Company’s financial performance and other factors as determined by the Board. Effective April 7, 2011 the Board of Directors approved the payment on April 29, 2011 of a cash dividend in the amount of $0.03 for each share of the Company’s outstanding common stock and class A common stock held by shareholders of record as of the close of business on April 18, 2011. The Company anticipates a total annualized dividend of $0.12 per share of common stock and class A common stock, or approximately $3 million based on the current number of outstanding shares. In April 2009, considering the economic environment at that time, the Board discontinued the payment of cash dividends in order to retain additional capital. The Company paid a cash dividend of $0.05 per share, or approximately $1.2 million, for the year ended January 31, 2010 (which was declared before the Board’s April 2009 decision to discontinue further cash dividends) and $0.24 per share, or approximately $5.9 million, for the year ended January 31, 2009.

On April 15, 2008, the Board of Directors authorized a program to repurchase up to one million shares of the Company’s common stock. Under this authorization, the Company has the option to repurchase shares over time, with the amount and timing of repurchases depending on market conditions and corporate needs. The Company entered into a Rule 10b5-1 plan to facilitate repurchases of its shares under this authorization. A Rule 10b5-1 plan permits a company to repurchase shares at times when it might otherwise be prevented from doing so, provided the plan is adopted when the company is not aware of material non-public information. The Company may suspend or discontinue the repurchase of stock at any time. Under this share repurchase program, as of January 31, 2009, the Company had repurchased a total of 937,360 shares of common stock in the open market during the first and second quarters of fiscal 2009 at a total cost of approximately $19.5 million or $20.79 average per share. During the twelve months ended January 31, 2011, the Company did not repurchase shares of common stock under this plan.

At January 31, 2011, the Company had working capital of $310.3 million as compared to $321.9 million in the prior year. The Company defines working capital as the difference between current assets and current liabilities.

The Company expects that annual capital expenditures in fiscal 2012 will be approximately $11 million as compared to $7.3 million in fiscal 2011. The capital spending will be primarily for projects in the ordinary course of business including facilities’ improvements, other computer hardware and software upgrades and tooling costs. The Company has the ability to manage a portion of its capital expenditures on discretionary projects. Management believes that the cash on hand in addition to the expected cash flow from operations and the Company’s short-term borrowing capacity will be sufficient to meet its working capital needs for at least the next twelve months.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Payments due by period (in thousands):

	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Contractual Obligations:
Operating Lease Obligations (1)	44,847	10,317	13,784	9,037	11,709
Purchase Obligations (2)	87,602	87,602	-	-	-
Other Long-Term Obligations (3)	85,763	21,062	43,962	16,202	4,537

Total Contractual Obligations	$218,212	$118,981	$57,746	$25,239	$16,246

(1) Includes store operating leases, which generally provide for payment of direct operating costs in addition to rent. These obligation amounts include future minimum lease payments and exclude direct operating costs.

(2) The Company had outstanding purchase obligations with suppliers at the end of fiscal 2011 for raw materials, finished watches and packaging in the normal course of business. These purchase obligation amounts do not represent total anticipated purchases but represent only amounts to be paid for items required to be purchased under agreements that are enforceable, legally binding and specify minimum quantity, price and term.

(3) Other long-term obligations primarily consist of two items: minimum commitments related to the Company’s license agreements and endorsement agreements with brand ambassadors. The Company sources, distributes, advertises and sells watches pursuant to its exclusive license agreements with unaffiliated licensors. Royalty amounts are generally based on a stipulated percentage of revenues, although most of these agreements contain provisions for the payment of minimum annual royalty amounts. The license agreements have various terms and some have additional renewal options, provided that minimum sales levels are achieved. Additionally, the license agreements require the Company to pay minimum annual advertising amounts.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet financing or unconsolidated special-purpose entities.

RECENTLY ISSUED ACCOUNTING STANDARDS AND NEWLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In the first quarter of fiscal 2011, the Company adopted FASB issued accounting guidance that requires the gross presentation of activity within the Level 3 fair value measurement roll forward and details of transfers in and out of Level 1 and 2 fair value measurements. It also clarifies existing disclosure requirements regarding the level of disaggregation of fair value measurements and disclosures on inputs. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In the first quarter of fiscal 2011, the Company adopted new standards for determining whether to consolidate a variable interest entity. These new standards eliminated a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. The adoption of these new standards did not impact the Company’s financial statements.

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

As of January 31, 2011, the Company’s entire net forward contracts hedging portfolio consisted of 37.0 million Swiss francs equivalent for various expiry dates ranging through July 21, 2011 compared to a portfolio of 54.0 million Swiss francs equivalent for various expiry dates ranging through July 20, 2010 as of January 31, 2010. If the Company were to settle its Swiss franc forward contracts at January 31, 2011, the net result would be a gain of $0.7 million, net of tax of $0.4 million. The Company had no Swiss franc option contracts related to cash flow hedges as of January 31, 2011 and January 31, 2010, respectively.

The Company’s Board of Directors authorized the hedging of the Company’s Swiss franc denominated investment in its wholly-owned Swiss subsidiaries using purchase options under certain limitations. These hedges are treated as net investment hedges under the relevant accounting guidance regarding derivative instruments. As of January 31, 2011 and 2010, the Company did not hold a purchased option hedge portfolio related to net investment hedging.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under a hedging program, the Company can purchase various commodity derivative instruments, primarily future contracts. These derivatives are documented as qualified cash flow hedges, and gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. The Company did not hold any futures contracts in its gold hedge portfolio related to cash flow hedges as of January 31, 2011 and 2010, thus any changes in the gold price will have an equal effect on the Company’s cost of sales.

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

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of the end of the period covered by this report.

The Company’s Chief Executive Officer and Chief Financial Officer have furnished the Sections 302 and 906 certifications required by the U.S. Securities and Exchange Commission in this annual report on Form 10-K. In addition, the Company’s Chief Executive Officer certified to the NYSE in June 2010 that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the year ended January 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

See Consolidated Financial Statements and Supplementary Data for Management’s Annual Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is included in the Company’s Proxy Statement for the 2011 annual meeting of shareholders under the captions “Election of Directors” and “Management” and is incorporated herein by reference.

Information on the beneficial ownership reporting for the Company’s directors and executive officers is contained in the Company’s Proxy Statement for the 2011 annual meeting of shareholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Information on the Company’s Audit Committee and Audit Committee Financial Expert is contained in the Company’s Proxy Statement for the 2011 annual meeting of shareholders under the caption “Information Regarding the Board of Directors and Its Committees” and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item is included in the Company’s Proxy Statement for the 2011 annual meeting of shareholders under the captions “Executive Compensation” and “Compensation of Directors” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included in the Company’s Proxy Statement for the 2011 annual meeting of shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is included in the Company’s Proxy Statement for the 2011 annual meeting of shareholders under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item is included in the Company’s Proxy Statement for the 2011 annual meeting of shareholders under the caption “Fees Paid to PricewaterhouseCoopers LLP” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report

1.	Financial Statements:

See Financial Statements Index on page 52 included in Item 8 of Part II of this annual report.

2.	Financial Statement Schedule:

Schedule II                                                                  Valuation and Qualifying Accounts and Reserves

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

3.	Exhibits:

Incorporated herein by reference is a list of the Exhibits contained in the Exhibit Index on pages 58 through 63 of this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOVADO GROUP, INC. (Registrant)
Dated: April 7, 2011	By:	/s/ Efraim Grinberg
Efraim Grinberg
Chairman of the Board of Directors
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: April 7, 2011	/s/ Efraim Grinberg
Efraim Grinberg
Chairman of the Board of Directors
and Chief Executive Officer

Dated: April 7, 2011	/s/ Richard J. Coté
Richard J. Coté
President and
Chief Operating Officer

Dated: April 7, 2011	/s/ Sallie A. DeMarsilis
Sallie A. DeMarsilis
Senior Vice President, Chief Financial Officer
and Principal Accounting Officer

Dated: April 7, 2011	/s/ Margaret Hayes Adame
Margaret Hayes Adame
Director

Dated: April 7, 2011	/s/ Alan H. Howard
Alan H. Howard
Director

Dated: April 7, 2011	/s/ Richard D. Isserman
Richard D. Isserman
Director

Dated: April 7, 2011	/s/ Nathan Leventhal
Nathan Leventhal
Director

Dated: April 7, 2011	/s/ Donald Oresman
Donald Oresman
Director

Dated: April 7, 2011	/s/ Leonard L. Silverstein
Leonard L. Silverstein
Director

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated By-Laws of the Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 8, 2008.

3.2

Restated Certificate of Incorporation of the Registrant as amended. Incorporated herein by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1999.

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

10.4

Registrant’s 1996 Stock Incentive Plan amending and restating the 1993 Employee Stock Option Plan. Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1996. *

Exhibit Number	Description

10.5

License Agreement dated December 9, 1996 between the Registrant and Coach, a division of Sara Lee Corporation. Incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 1997.

10.6

Amendment Number 2 dated as of September 1, 1999 to the December 9, 1996 License Agreement between Coach, a division of Sara Lee Corporation, and the Registrant. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1999.

10.7

Severance Agreement dated December 15, 1999, and entered into December 16, 1999 between the Registrant and Richard J. Coté. Incorporated herein by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2000. *

10.8

Lease made December 21, 2000 between the Registrant and Mack-Cali Realty, L.P. for premises in Paramus, New Jersey together with First Amendment thereto made December 21, 2000. Incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2000.

10.9

Lease Agreement dated May 22, 2000 between Forsgate Industrial Complex and the Registrant for premises located at 105 State Street, Moonachie, New Jersey. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2000.

10.10

Second Amendment of Lease dated July 26, 2001 between Mack-Cali Realty, L.P., as landlord, and Movado Group, Inc., as tenant, further amending lease dated as of December 21, 2000. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended October 31, 2001.

10.11

Third Amendment of Lease dated November 6, 2001 between Mack-Cali Realty, L.P., as lessor, and Movado Group, Inc., as lessee, for additional space at Mack-Cali II, One Mack Drive, Paramus, New Jersey. Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended October 31, 2001.

Exhibit Number	Description

10.12

Amendment Number 2 to Registrant’s 1996 Stock Incentive Plan dated March 16, 2001. Incorporated herein by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2002.*

10.13

Amendment Number 3 to Registrant’s 1996 Stock Incentive Plan approved June 19, 2001. Incorporated herein by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2002.*

10.14

Amendment Number 3 to License Agreement dated December 9, 1996, as previously amended, between the Registrant, Movado Watch Company S.A. and Coach, Inc., dated as of January 30, 2002. Incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2002.

10.15

Employment Agreement dated August 27, 2004 between the Registrant and Mr. Timothy F. Michno. Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2004. *

10.16

Master Credit Agreement dated August 17, 2004 and August 20, 2004 between MGI Luxury Group S.A. and UBS AG. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.

10.17

Fifth Amendment of Lease dated October 20, 2003 between Mack-Cali Realty, L.P. as landlord, and the Registrant as tenant further amending the lease dated as of December 21, 2000. Incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2004.

10.18

Registrant’s 1996 Stock Incentive Plan, amended and restated as of April 8, 2004. Incorporated herein by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2005.*

Exhibit Number	Description

10.19

License Agreement entered into December 15, 2004 between MGI Luxury Group S.A. and HUGO BOSS Trade Mark Management GmbH & Co. Incorporated herein by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2005.

10.20

License Agreement entered into November 21, 2005 by and between the Registrant, Swissam Products Limited and L.C. Licensing, Inc. Incorporated herein by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2006.

10.21

License Agreement effective March 27, 2006 between MGI Luxury Group S.A. and Lacoste S.A., Sporloisirs S.A. and Lacoste Alligator S.A. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2006.

10.22

Third Amendment to License Agreement dated as of January 1, 1992 between the Registrant and Hearst Magazines, a Division of Hearst Communications, Inc., effective February 15, 2007. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.

10.23

Amendment Number 5 to License Agreement dated December 9, 1996 between the Registrant and Coach, Inc., effective March 9, 2007. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.

10.24

First Amendment dated as of February 27, 2009 to Lease dated May 22, 2000 between Forsgate Industrial Complex as Landlord and Movado Group, Inc. as Tenant for the premises known as 105 State Street, Moonachie, New Jersey. Incorporated herein by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2009.

10.25

Amendment Number 1 to the April 8, 2004 Amendment and Restatement of the Movado Group, Inc. 1996 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2008.*

10.26

Movado Group, Inc. Amended and Restated Deferred Compensation Plan for Executives, effective January 1, 2008. Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2008. *

Exhibit Number	Description

10.27

Joint Venture Agreement dated May 11, 2007 by and between Swico Limited, Movado Group, Inc. and MGS Distribution Limited. Incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2009.

10.28

Pledge Agreement, dated as of June 5, 2009, by Movado Group, Inc. and Movado Group Delaware Holdings Corporation in favor of Bank of America, N.A., as agent. Incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed June 9, 2009.

10.29

Patent and Trademark Security Agreement dated as of June 5, 2009, by Movado Group, Inc. and Movado LLC in favor of Bank of America, N.A., as agent. Incorporated herein by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed June 9, 2009.

10.30

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

10.31

Amendment Number 2 to Movado Group, Inc. 1996 Stock Incentive Plan as Amended and Restated as of April 8, 2004. Incorporated herein by reference to Annex A to the Registrant’s Definitive Proxy Statement filed with the SEC on May 8, 2009.*

10.32

Amendment Number 6 to License Agreement dated December 9, 1996 between the Registrant and Coach, Inc. effective June 4, 2009. Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009.

10.33

Amendment Number 7 to License Agreement dated December 9, 1996 between the Registrant and Coach, Inc. effective June 4, 2009. Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009.

10.34

Amended and Restated License Agreement among Tommy Hilfiger Licensing LLC, Movado Group, Inc. and Swissam Products Limited, dated as of September 16, 2009. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2009.

Exhibit Number	Description

10.35

Second Amendment to License Agreement between L.C. Licensing, Inc., Movado Group, Inc. and Swissam Products Limited dated as of December 6, 2010, further amending the License Agreement dated as of November 15, 2005. ***

10.36	Tenth Amendment to Lease dated March 10, 2011 between Mack-Cali Realty, L.P., as landlord, and the Registrant, as tenant, further amending the lease dated as of December 21, 2000. **

21.1	Subsidiaries of the Registrant.**

23.1	Consent of PricewaterhouseCoopers LLP.**

31.1	Certification of Chief Executive Officer.**

31.2	Certification of Chief Financial Officer.**

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

* Constitutes a compensatory plan or arrangement

** Filed herewith

***Confidential portions of Exhibit 10.35 have been omitted and filed separately with Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of January 31, 2011.

Our internal control over financial reporting as of January 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Movado Group, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Movado Group, Inc. and its subsidiaries at January 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Annual Report on Internal Control Over Financial Reporting” appearing in the accompanying index. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

April 7, 2011

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Year Ended January 31,
	2011	2010	2009
Continuing operations:
Net sales	$382,190	$349,705	$425,895
Cost of sales	196,951	184,043	162,934

Gross profit	185,239	165,662	262,961
Selling, general and administrative	195,099	187,177	242,391

Operating (loss) / income	(9,860)	(21,515)	20,570
Other income, net (Note 17)	-	-	681
Interest expense	(2,247)	(4,535)	(2,915)
Interest income	319	111	2,132

(Loss) / income from continuing operations before income taxes	(11,788)	(25,939)	20,468
Provision for income taxes (Note 7)	8,792	13,553	7,086

(Loss) / income from continuing operations	(20,580)	(39,492)	13,382
Discontinued operations:
(Loss) from discontinued operations, net of tax	(23,675)	(14,909)	(10,830)

Net (loss) / income	(44,255)	(54,401)	2,552
Less: Net income attributed to noncontrolling interests	665	224	237

Net (loss) / income attributed to Movado Group, Inc.	$(44,920)	$(54,625)	$2,315

(Loss) / income attributable to Movado Group, Inc.:
(Loss) /income from continuing operations, net of tax	$(21,245)	$(39,716)	$13,145
(Loss) from discontinued operations, net of tax	(23,675)	(14,909)	(10,830)

Net (loss) / income	$(44,920)	$(54,625)	$2,315

Basic (loss) / income per share:
Weighted basic average shares outstanding	24,753	24,541	24,782
(Loss) / income per share from continuing operations attributed to Movado Group, Inc.	$(0.86)	$(1.62)	$0.53
(Loss) per share from discontinued operations	$(0.96)	$(0.61)	$(0.44)
Net (loss) / income per share attributed to Movado Group, Inc.	$(1.81)	$(2.23)	$0.09

Diluted (loss) / income per share:
Weighted diluted average shares outstanding	24,753	24,541	25,554
(Loss) / income per share from continuing operations attributed to Movado Group, Inc.	$(0.86)	$(1.62)	$0.51
(Loss) per share from discontinued operations	$(0.96)	$(0.61)	$(0.44)
Net (loss) / income per share attributed to Movado Group, Inc.	$(1.81)	$(2.23)	$0.09
Dividends declared per share	$-	$-	$0.29

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$103,016	$70,975
Trade receivables, net	59,768	67,785
Inventories	179,516	204,096
Other current assets	30,597	37,435

Total current assets	372,897	380,291

Property, plant and equipment, net	38,525	47,394
Other non-current assets	30,686	41,692

Total assets	$442,108	$469,377

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$21,487	$22,661
Accrued liabilities	31,654	31,321
Accrued payroll and benefits	8,080	3,840
Deferred and current income taxes payable	1,328	541

Total current liabilities	62,549	58,363

Long-term debt	-	10,000
Deferred and non-current income taxes payable	6,960	7,874
Other non-current liabilities	17,869	21,688

Total liabilities	87,378	97,925

Commitments and contingencies (Notes 9 and 10)
Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	-	-
Common Stock, $0.01 par value, 100,000,000 shares authorized; 25,910,838 and 25,134,084 shares issued, respectively	259	251
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,634,319 and 6,634,319 shares issued and outstanding, respectively	66	66
Capital in excess of par value	149,492	138,076
Retained earnings	220,936	265,856
Accumulated other comprehensive income	93,028	67,390
Treasury Stock, 7,743,676 and 7,171,348 shares at cost, respectively	(111,331)	(102,071)

Total Movado Group, Inc. shareholders’ equity	352,450	369,568
Noncontrolling interests	2,280	1,884

Total equity	354,730	371,452

Total liabilities and equity	$442,108	$469,377

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended January 31,
	2011	2010	2009
Cash flows from operating activities:
Net (loss) / income	$(44,255)	$(54,401)	$2,552
Adjustments to reconcile net (loss) / income to net cash (used) / provided by operating activities:
Loss from discontinued operations	23,675	14,909	10,830
Depreciation and amortization	13,705	15,428	13,399
Deferred income taxes	3,715	18,618	6,677
Provision for losses on accounts receivable	1,711	2,270	3,210
Gain on proceeds from insurance	-	-	(681)
Stock-based compensation	1,530	929	226
Impairment of long-lived assets	3,086	2,463	-
Excess (tax benefit) / tax expense from stock-based compensation	(279)	502	151
Loss on disposition of property, plant and equipment	-	-	121
Changes in assets and liabilities:
Trade receivables	7,775	10,446	10,549
Inventories	26,907	35,665	(35,533)
Other current assets	8,561	5,322	(12,814)
Accounts payable	(1,636)	1,616	(16,511)
Accrued liabilities	1,936	(11,093)	12,291
Accrued payroll and benefits	4,240	(1,092)	(8,247)
Income taxes payable	1,279	(409)	(2,925)
Other non-current assets	3,802	383	3,751
Other non-current liabilities	(2,181)	(422)	(1,629)

Net cash provided by / (used in) operating activities from continuing operations	53,571	41,134	(14,583)
Net cash (used in) operating activities from discontinued operations	(13,207)	(6,414)	(6,284)

Net cash provided by / (used in) operating activities	40,364	34,720	(20,867)

Cash flows from investing activities:
Capital expenditures	(7,303)	(4,901)	(22,398)
Trademarks	(298)	(579)	(851)
Proceeds from insurance	-	-	1,006

Net cash (used in) investing activities from continuing operations	(7,601)	(5,480)	(22,243)
Net cash (used in) investing activities from discontinued operations	(100)	-	(283)

Net cash (used in) investing activities	(7,701)	(5,480)	(22,526)

Cash flows from financing activities:
Proceeds of bank borrowings	30,000	55,908	40,000
Repayments of bank borrowings	(40,000)	(79,838)	(26,175)
Repayment of Senior Notes	-	(25,000)	(10,000)
Financing fee	-	(2,772)	-
Repurchase of treasury stock	-	-	(37,871)
Stock options exercised	355	1,160	522
Excess tax benefit / ( tax expense) from stock-based compensation	279	(502)	(151)
Distribution of noncontrolling interests earnings	(232)	-	(297)
Dividends paid	-	(1,220)	(5,909)

Net cash (used in) financing activities from continuing operations	(9,598)	(52,264)	(39,881)
Net cash (used in) financing activities from discontinued operations	-	-	-

Net cash (used in) financing activities	(9,598)	(52,264)	(39,881)

Effect of exchange rate changes on cash and cash equivalents	8,976	7,378	344
Net increase / (decrease) in cash and cash equivalents	32,041	(15,646)	(82,930)
Cash and cash equivalents at beginning of year	70,975	86,621	169,551

Cash and cash equivalents at end of year	$103,016	$70,975	$86,621

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except per share amounts)

	Movado Group, Inc. Shareholders’ Equity
	Preferred Stock	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interests	Total
Balance, January 31, 2008	$-	$243	$66	$128,902	$325,296	$65,748	$(57,202)	$2,007	$465,060
Net income					2,315			237	2,552
Dividends $(0.29 per share)					(7,130)				(7,130)
Stock repurchase							(37,871)		(37,871)
Stock options exercised, net of tax benefit of $234		3		2,524			(2,298)		229
Supplemental executive retirement plan				144					144
Stock-based compensation expense				226					226
Net unrealized loss on investments, net of tax benefit of $128						(190)			(190)
Net change in effective portion of hedging contracts, net of tax benefit of $1,511						(2,266)			(2,266)
Foreign currency translation adjustment						(19,251)		(441)	(19,692)
Distribution of noncontrolling interests earnings								(297)	(297)

Balance, January 31, 2009	-	246	66	131,796	320,481	44,041	(97,371)	1,506	400,765
Net income					(54,625)			224	(54,401)
Stock options exercised, net of tax of $835		5		5,549			(4,700)		854
Supplemental executive retirement plan				(198)					(198)
Stock-based compensation expense				929					929
Net unrealized gain on investments, net of tax of $0						52			52
Net change in effective portion of hedging contracts, net of tax of $0						(1,696)			(1,696)
Foreign currency translation adjustment						24,993		154	25,147

Balance, January 31, 2010	-	251	66	138,076	265,856	67,390	(102,071)	1,884	371,452
Net income					(44,920)			665	(44,255)
Stock options exercised, net of tax of $0		8		9,890			(9,260)		638
Supplemental executive retirement plan				(4)					(4)
Stock-based compensation expense				1,530					1,530
Net unrealized gain on investments, net of tax of $0						97			97
Net change in effective portion of hedging contracts, net of tax of $0						73			73
Foreign currency translation adjustment						25,468		(37)	25,431
Distribution of noncontrolling interests earnings								(232)	(232)

Balance, January 31, 2011	$-	$259	$66	$149,492	$220,936	$93,028	$(111,331)	$2,280	$354,730

See Notes to Consolidated Financial Statements

(Shares information in thousands)	Common Stock	Class A Common Stock	Treasury Stock
Balance, January 31, 2008	24,267	6,634	(4,831)
Stock issued to employees exercising stock options	229	-	(79)
Stock repurchase	-	-	(1,893)
Restricted stock and other stock plans, less cancellations	97	-	(24)

Balance, January 31, 2009	24,593	6,634	(6,827)
Stock issued to employees exercising stock options	465	-	(306)
Restricted stock and other stock plans, less cancellations	76	-	(38)

Balance, January 31, 2010	25,134	6,634	(7,171)
Stock issued to employees exercising stock options	718	-	(545)
Restricted stock and other stock plans, less cancellations	59	-	(28)

Balance, January 31, 2011	25,911	6,634	(7,744)

See Notes to Consolidated Financial Statements

NOTES TO MOVADO GROUP, INC.’S CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Movado Group, Inc. (the “Company”) designs, sources, markets and distributes quality watches with prominent brands in almost every price category comprising the watch industry. In fiscal 2011, the Company marketed nine distinctive brands of watches: Movado, Ebel, Concord, ESQ, Coach, HUGO BOSS, Juicy Couture, Tommy Hilfiger and Lacoste, which compete in most segments of the watch market.

Movado (with the exception of Movado Bold), Ebel and Concord watches are manufactured in Switzerland by independent third party assemblers with some in-house assembly in La Chaux-de-Fonds, Switzerland. All Movado, ESQ, Ebel and Concord watches are manufactured using Swiss movements. All the Company’s products are manufactured using components obtained from third party suppliers. ESQ and Movado Bold watches are manufactured by independent contractors in Asia using Swiss movements. Coach, Tommy Hilfiger, HUGO BOSS, Juicy Couture, and Lacoste watches are manufactured by independent contractors in Asia.

In addition to its sales to trade customers and independent distributors, through a wholly-owned domestic subsidiary, the Company sells select models of Movado watches directly to consumers in its Movado brand flagship store, located at Rockefeller Center in New York City and operates outlet stores throughout the United States, through which it sells discontinued models and factory seconds of all of the Company’s watches.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly and majority-owned joint ventures. Intercompany transactions and balances have been eliminated.

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

Reclassification

Certain reclassifications were made to prior year’s financial statement amounts and related note disclosures to conform to the fiscal 2011 presentation. In fiscal 2010, certain receivables were reclassified from accounts receivables to other current assets to conform to fiscal 2011 presentation.

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

The financial statements of the Company’s international subsidiaries have been translated into United States dollars by translating balance sheet accounts at year-end exchange rates and statement of operations accounts at average exchange rates for the year. Foreign currency transaction gains and losses are charged or credited to earnings as incurred. Foreign currency translation gains and losses are reflected in the equity section of the Company’s consolidated balance sheet in Accumulated Other Comprehensive Income. The balance of the foreign currency translation adjustment, included in Accumulated Other Comprehensive Income, was $93.0 million and $67.6 million as of January 31, 2011 and 2010, respectively.

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with original maturities at date of purchase of three months or less.

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

The Company’s trade customers include department stores, jewelry store chains and independent jewelers. All of the Company’s watch brands, except ESQ, are also marketed outside the U.S. through a network of independent distributors. Accounts receivable are stated net of doubtful accounts, returns and allowances of $16.0 million, $20.2 million and $19.6 million at January 31, 2011, 2010 and 2009, respectively.

The Company’s concentrations of credit risk arise primarily from accounts receivable related to trade customers during the peak selling seasons. The Company has significant accounts receivable balances due from major national chain and department stores. The Company’s results of operations could be materially adversely affected in the event any of these customers or a group of these customers defaulted on all or a significant portion of their obligations to the Company as a result of financial difficulties. As of January 31, 2011, except for those accounts provided for in the reserve for doubtful accounts, the Company knew of no situations with any of the Company’s major customers which would indicate any such customer’s inability to make its required payments.

Inventories

The Company values its inventory at the lower of cost or market. The Company’s U.S. inventory is valued using the first-in, first-out (FIFO) method. The cost of finished goods and component inventories, held by international subsidiaries, are determined using average cost. The Company performs a review of its on-hand inventory to determine amounts, if any, of inventory that is deemed discontinued, excess, or unsaleable. Inventory classified as discontinued and, together with the related component parts which can be assembled into saleable finished goods, is sold primarily through the Company’s outlet stores. When management determines that finished product is unsaleable or that it is impractical to build the remaining components into watches for sale, a charge is recorded to value those products and components at the lower of cost or market.

During the fourth quarter of the fiscal year ended January 31, 2011, there were certain events and circumstances that occurred which resulted in the Company recording an additional cumulative provision of approximately $24.1 million to write-down certain inventories to market value, primarily inventories of certain non-core gold watches and related parts and mechanical movements. Certain watches in the Ebel brand line use proprietary watch movements that are assembled by the Company from parts purchased from third party suppliers. In the fourth quarter of fiscal 2011, the Company performed a strategic review of the Ebel brand and concluded that the future direction for the brand would not include the production of these proprietary movements, making inventory of these movement parts excess and obsolete. As a result, the Company recorded a charge to cost of sales for the future disposition of such inventory. Additionally, during the fourth quarter of the fiscal year ended January 31, 2011, the Company concluded it would significantly reduce its offering of gold watches considering particularly recent increases in the cost of gold and recorded a charge to cost of sales related to its inventory of certain non-core gold watches and related parts. Ordinarily, the Company would utilize its outlet stores to dispose of this excess inventory; however, in performing a detailed review of the non-core inventory, the Company concluded the time, effort and cost to sell most of the gold watches were excessive and that the current salvage value provided a quicker and adequate return. These gold watches and components were valued at market, which resulted in a charge to cost of sales. The Company plans to dispose of and melt the gold inventory and expects to recover approximately $11 million in cash, which was factored into the net charge recorded.

During the fiscal year ended January 31, 2010, the Company identified excess non-core components. The Company made the decision that it was not economically prudent to invest additional cash and effort to convert these components into finished goods, and subsequently recorded a charge of $8.8 million in cost of sales. During the fiscal year ended January 31, 2009, the Company went through a process of scrapping unsaleable inventory and components which were written-down in previous fiscal years.

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

The Company performs an impairment review of its long-lived assets once events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. When such a determination has been made, management compares the carrying value of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss is recognized during that period. The impairment loss is calculated as the difference between asset carrying values and the fair value of the long-lived assets.

During the fourth quarter of fiscal 2010, the Company determined that the carrying value of its long-lived assets primarily with respect to certain Movado boutiques and trade booths for the Basel Fair were not recoverable. The review was performed because of the ongoing difficult economic conditions that had a negative effect on the Company’s fourth quarter ended January 31, 2010, the retail segment’s largest quarter of the year in terms of sales and profitability. As a result, the Company recorded a non-cash pre-tax charge of $7.6 million related to the write-downs of property, plant and equipment. Of these charges, $5.1 million is included in discontinued operations and $2.5 million is included in the selling, general and administrative expenses in the Consolidated Statements of Operations. During the first quarter of fiscal 2011, the Company determined that the carrying value of its long-lived assets with respect to certain Movado boutiques were not recoverable. The review was performed because of the closing of the boutique division and as a result, the Company recorded a non-cash pre-tax charge of $3.4 million related to the write-downs of property, plant and equipment. These charges are included in discontinued operations in the Consolidated Statements of Operations. During the fourth quarter of fiscal 2011, the Company recorded a non-cash pre-tax charge of $3.1 million, primarily related to the write-down of certain intangible assets, tooling costs and trade booths for the Basel Fair. The review was performed because of fiscal 2011 fourth quarter losses, and future forecasted losses of specific business areas. These charges are included in the selling, general and administrative expenses in the Consolidated Statements of Operations. All of the above impairment charges were calculated as the difference between the assets’ carrying values and their estimated fair value. In each case, the estimated fair value of the assets was zero as the future undiscounted cash flow was negative.

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

Intangibles

Intangible assets consist primarily of trademarks and are recorded at cost. Trademarks are amortized over ten years. The Company periodically reviews intangible assets to evaluate whether events or changes have occurred that would suggest an impairment of carrying value. An impairment would be recognized when expected undiscounted future operating cash flows are lower than the carrying value. At January 31, 2011 and 2010, intangible assets at cost were $12.0 million and $11.0 million, respectively, and related accumulated amortization of intangibles was $9.7 million and $7.1 million, respectively. Amortization expense for fiscal 2011, 2010 and 2009 was $0.9 million, $0.8 million and $1.0 million, respectively. As mentioned in Long-Lived Assets, impairment charges related to certain intangible assets were recorded in fiscal 2011 and 2010 in the amount of $1.3 million and $0.1 million, respectively.

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

Cost of Sales

Cost of sales of the Company’s products consist primarily of component costs, assembly costs and unit overhead costs associated with the Company’s supply chain operations in Switzerland and Asia. The Company’s supply chain operations consist of logistics management of assembly operations and product sourcing in Switzerland and Asia and minor assembly in Switzerland. In the fourth quarter of fiscal 2011, the Company conducted a review of inventory and recorded a $24.1 million non-cash charge in cost of sales to record inventory at market value, primarily related to Ebel proprietary movements and excess non-core gold watches and related components. In the fourth quarter of fiscal 2010, the Company conducted a review of inventory and identified excess non-core components and made the decision that it was not economically prudent to invest additional cash and effort to convert these components into finished goods. As a result, the Company recorded a non-cash charge of $8.8 million.

Selling, General and Administrative Expenses

The Company’s SG&A expenses consist primarily of marketing, selling, distribution and general and administrative expenses. During the second half of fiscal 2009, the Company announced initiatives designed to streamline operations, reduce expenses, and improve efficiencies and effectiveness across the Company’s global organization. In fiscal 2009, the Company recorded a total pre-tax charge of $11.1 million related to the completion of these programs and a restructuring of certain benefit arrangements. In fiscal 2010, the Company recorded a non-cash pre-tax charge of $2.5 million related to asset write-downs of property, plant and equipment, related primarily to certain trade booths for the Basel Fair. In fiscal 2011, the Company recorded a non-cash pre-tax charge of $3.1 million primarily related to the write-down of certain assets related to intangible assets, tooling costs and trade booths for the Basel Fair. Also in fiscal 2011, the Company reversed a previously recorded liability of $4.3 million for the retirement agreement with the Company’s former Chairman.

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

General and administrative expenses consist primarily of salaries and other employee compensation, employee benefit plan costs, office rent, management information systems costs, professional fees, bad debts, depreciation and amortization of computer software, furniture and leasehold improvements, patent and trademark expenses and various other general corporate expenses.

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

Warranty liability for the fiscal years ended January 31, 2011, 2010 and 2009 was as follows (in thousands):

	2011	2010	2009
Balance, beginning of year	$1,911	$1,864	$2,193
Provision charged to operations	2,149	1,911	1,864
Settlements made	(1,911)	(1,864)	(2,193)

Balance, end of year	$2,149	$1,911	$1,864

Pre-opening Costs

Costs associated with the opening of retail stores, including pre-opening rent, are expensed in the period incurred.

Marketing

The Company expenses the production costs of an advertising campaign at the commencement date of the advertising campaign. Included in marketing expenses are costs associated with co-operative advertising, media advertising, digital advertising, production costs and costs of point-of-sale materials and displays. These costs are recorded as SG&A expenses. The Company participates in co-operative advertising programs on a voluntary basis and receives a “separately identifiable benefit in exchange for the consideration.” Since the amount of consideration paid to the retailer does not exceed the fair value of the benefit received by the Company, these costs are recorded as SG&A expenses as opposed to being recorded as a reduction of revenue. Marketing expense for fiscal 2011, 2010 and 2009 amounted to $58.9 million, $54.4 million and $78.9 million, respectively.

Included in the other current assets in the consolidated balance sheets as of January 31, 2011 and 2010 are prepaid advertising costs of $0.2 million and $1.1 million, respectively. These prepaid costs represent advertising costs paid to licensors in advance, pursuant to the Company’s licensing agreements and sponsorships.

Shipping and Handling Costs

Amounts charged to customers and costs incurred by the Company related to shipping and handling are included in net sales and cost of goods sold, respectively. The amounts recorded for the fiscal years ended January 31, 2011, 2010 and 2009 were insignificant.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax laws and tax rates, in each jurisdiction the Company operates, and applies to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date. In addition, the amounts of any future tax benefits are reduced by a valuation allowance to the extent such benefits are not expected to be realized on a more-likely-than-not basis. The Company calculates estimated income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for both book and tax purposes.

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

The weighted-average number of shares outstanding for basic earnings per share were 24,753,000, 24,541,000 and 24,782,000 for fiscal 2011, 2010 and 2009, respectively. For the twelve months ended January 31, 2011 and January 31, 2010, the number of shares outstanding for diluted earnings per share was the same as the basic earnings per share because the Company generated a net loss. For the twelve months ended January 31, 2009, the number of shares outstanding for diluted earnings per share were increased by 772,000 due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans.

For the years ended January 31, 2011 and January 31, 2010, approximately 685,000 and 1,101,000, respectively, of potentially dilutive common stock equivalents were excluded from the computation of dilutive earnings per share because their effect would have been antidilutive.

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

This accounting guidance requires that compensation expense for equity instruments be accrued based on the estimated number of instruments for which the requisite service is expected to be rendered. Additionally, for performance based awards, compensation expense should be accrued only if it is probable that the performance condition will be achieved. The Company reviews the estimates of forfeitures and the probability of performance conditions being achieved at each reporting period. Any changes to compensation expense as a result of a change in these estimates are reflected in the period of change. During fiscal years 2010 and 2009, as a result of the deteriorating global economy, it became apparent that the performance goals for certain Long Term Incentive Plan grants would not be achieved. This resulted in the reversal of previously accrued stock-based compensation expenses of approximately $0.7 million and $3.2 million, respectively. During fiscal 2011, there were no performance shares issued under the Long Term Incentive Plan.

See Note 11 to the Company’s Consolidated Financial Statements for further information regarding stock-based compensation.

Recently Issued Accounting Standards and Newly Adopted Accounting Pronouncements

In the first quarter of fiscal 2011, the Company adopted FASB issued accounting guidance that requires the gross presentation of activity within the Level 3 fair value measurement roll forward and details of transfers in and out of Level 1 and 2 fair value measurements. It also clarifies existing disclosure requirements regarding the level of disaggregation of fair value measurements and disclosures on inputs. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In the first quarter of fiscal 2011, the Company adopted new standards for determining whether to consolidate a variable interest entity. These new standards eliminated a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. The adoption of these new standards did not impact the Company’s financial statements.

NOTE 2 – INVENTORIES

Inventories at January 31, consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2011	2010
Finished goods	$95,258	$128,334
Component parts	63,065	55,077
Work-in-process	21,193	20,685

	$179,516	$204,096

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at January 31, at cost, consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2011	2010
Land and buildings	$4,887	$4,385
Furniture and equipment	58,235	57,994
Computer software	41,179	38,867
Leasehold improvements	20,490	39,399
Design fees and tooling costs	13,196	11,513

	137,987	152,158
Less: accumulated depreciation	99,462	104,764

	$38,525	$47,394

Depreciation and amortization expense for continuing operations, related to property, plant and equipment for fiscal 2011, 2010 and 2009 was $12.2 million, $13.8 million and $12.1 million, respectively, which includes computer software amortization expense for fiscal 2011, 2010 and 2009 of $2.8 million, $2.9 million and $1.0 million, respectively. In the first quarter of fiscal 2011, the Company recorded a non-cash pre-tax charge of $3.4 million related to write-downs of property, plant and equipment related to certain Movado boutiques. Additionally, in fiscal 2011, the Company recorded a non-cash pre-tax charge of $1.2 million related to the write-down of long-lived assets primarily related to tooling costs and trade booths for the Basel Fair. In fiscal 2010, the Company recorded a non-cash pre-tax charge of $7.6 million, related to the write-down of long-lived assets primarily related to certain Movado boutiques and, to a lesser extent, trade booths for the Basel Fair. In fiscal 2009, the Company recorded a non-cash pre-tax impairment charge of $4.5 million related to the write-down of long-lived assets related to certain Movado boutiques.

NOTE 4 – DEBT AND LINES OF CREDIT

On July 17, 2009, the Company, together with Movado Group Delaware Holdings Corporation, Movado Retail Group, Inc. and Movado LLC (together with the Company, the “Borrowers”), each a wholly owned domestic subsidiary of the Company, entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Bank of America, N.A. and Bank Leumi USA, as lenders, and Bank of America, N.A., as agent (in such capacity, the “Agent”). The parties amended the Loan Agreement by entering into Amendment No. 1 thereto (“First Amendment”) on April 5, 2011. The Loan Agreement, as amended, provides a $55.0 million asset based senior secured revolving credit facility (the “Facility”), including a $15.0 million letter of credit subfacility. The maturity date of the Facility is July 17, 2012.

Availability under the Facility is determined by reference to a borrowing base which is based on the sum of a percentage of eligible accounts receivable and eligible inventory of the Borrowers. $10.0 million in availability is blocked until the date (the “Block Release Date”) on which the Borrowers have achieved for a four fiscal quarter period a consolidated fixed charge coverage ratio of at least 1.25 to 1.0 and have domestic EBITDA greater than $10.0 million. The availability block must remain in place for at least one year. The amount of the availability block will be reduced by the amount by which the borrowing base exceeds $55.0 million, up to a maximum reduction of $5.0 million. Availability under the Facility may be further reduced by certain reserves established by the Agent in its good faith credit judgment. As of January 31, 2011, total availability under the Facility, giving effect to the availability block, no outstanding borrowings and the letters of credit outstanding under the subfacility, was $46.6 million.

The initial applicable margin for LIBOR rate loans was 4.25% and for base rate loans was 3.25%. After July 17, 2010, the applicable margins decreased or increased by 0.25% per annum from the initial applicable margins depending on whether average availability for the most recently completed fiscal quarter was either greater than $12.5 million, or was $5.0 million or less, respectively. As of the third quarter of fiscal 2011, the applicable margin decreased to 4.00% for LIBOR loans and 3.00% for base rate loans. The First Amendment reduced the applicable margin for both LIBOR rate loans and base rate loans by 1.25%. Accordingly, as of April 5, 2011 and based on current availability, the applicable margins were 2.75% and 1.75% for LIBOR and base rate loans, respectively.

Prior to the Block Release Date, if borrowing availability is less than $10.0 million (which threshold may be reduced to the extent the borrowing base exceeds $55.0 million, up to a maximum $5.0 million reduction), the Borrowers will be subject to a minimum EBITDA covenant. After the Block Release Date, the Borrowers will be subject to a minimum EBITDA covenant if borrowing availability is less than $15.0 million. As of January 31, 2011, the Borrowers were not subject to the minimum EBITDA covenant.

In addition, after the Block Release Date, if borrowing availability is less than $15.0 million, the Borrowers will be subject to a minimum fixed charge coverage ratio.

The Borrowers’ deposit accounts will be subject to cash dominion prior to the Block Release Date if borrowing availability is less than $7.5 million, but such threshold may be reduced to the extent the borrowing base exceeds $55.0 million, up to a maximum $5.0 million reduction. After the Block Release Date, cash dominion will be imposed if borrowing availability is less than $15.0 million. As of January 31, 2011, the Borrowers were not subject to cash dominion nor do the Borrowers expect to be subject to such a requirement in the foreseeable future.

The Loan Agreement, as amended, contains additional affirmative and negative covenants binding on the Borrowers and their subsidiaries that are customary for asset based facilities, including, but not limited to, restrictions and limitations on the incurrence of debt for borrowed money and liens, dispositions of assets, capital expenditures, dividends and other payments in respect of equity interests, the making of loans and equity investments, prepayments of subordinated and certain other debt, mergers, consolidations, liquidations and dissolutions, and transactions with affiliates. As amended, the Loan Agreement permits Borrowers to pay dividends through July 17, 2012 in an aggregate amount not to exceed (a) $4 million during any four fiscal quarters or (b) $5.5 million during the entire period from February 1, 2011 through July 17, 2012, provided that no event of default has occurred and that, for the four fiscal quarter period most recently ended prior to the proposed dividend payment date, the Borrowers have achieved an adjusted consolidated fixed charge coverage ratio of at least 1.25 to 1.0 and have proforma availability greater than $12.5 million. The Company believes that, as of April 5, 2011, it was in compliance with these financial covenants and that it achieved the requisite adjusted consolidated fixed charge coverage ratio necessary to pay a dividend in April 2011. The Company presently expects that it will be able to pay dividends through the remaining term of the Facility.

The Loan Agreement, as amended, contains events of default that are customary for facilities of this type, including, but not limited to, nonpayment of principal, interest, fees and other amounts when due, failure of any representation or warranty to be true in any material respect when made or deemed made, violation of covenants, cross default, material judgments, material ERISA liability, bankruptcy events, material loss of collateral in excess of insured amounts, asserted or actual revocation or invalidity of the loan documents, change of control and events or circumstances having a material adverse effect. The borrowings under the Facility are joint and several obligations of the Borrowers and also cross-guaranteed by each Borrower. In addition, the Borrowers’ obligations under the Facility are secured by first priority liens, subject to permitted liens, on substantially all of the Borrowers’ U.S. assets (other than certain excluded assets).

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. As of January 31, 2011 and 2010, these lines of credit totaled 10.0 million Swiss francs for both periods, with dollar equivalents of $10.6 million and $9.5 million, respectively. As of January 31, 2011 and 2010, there were no borrowings against these lines. As of January 31, 2011, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $1.8 million in various foreign currencies.

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

As of January 31, 2011, the Company’s entire net forward contracts hedging portfolio consisted of 37.0 million Swiss francs equivalent for various expiry dates ranging through July 21, 2011.

The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives designated as hedging instruments under the relevant accounting guidance and derivatives not designated as hedging instruments under the relevant guidance as of January 31, (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	2011 Fair Value	2010 Fair Value	Balance Sheet Location	2011 Fair Value	2010 Fair Value
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$1,123	$-	Accrued Liabilities	$-	$2,109

Total Derivative Instruments		$1,123	$-		$-	$2,109

As of January 31, 2011, the balance of deferred net losses on derivative financial instruments documented as cash flow hedges included in accumulated other comprehensive income (“AOCI”) was $0.1 million in net losses, net of tax of $1.0 million, compared to $0.2 million in net losses at January 31, 2010, net of tax of $1.0 million and $1.5 million in net gains at January 31, 2009, net of tax of $1.0 million. The Company estimates that the deferred net gains at January 31, 2011 will be realized into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The primary underlying transaction which will cause the amount in AOCI to affect cost of goods sold consists of the Company’s sell through of inventory purchased in Swiss francs. The maximum length of time the Company hedges its exposure to the fluctuation in future cash flows for forecasted transactions is 24 months. For years ended January 31, 2011, 2010, 2009, the Company reclassified from AOCI to earnings $0.9 million in net gains, net of tax of $0.6 million, $1.5 million in net gains, net of tax of $0.9 million, and $2.4 million in net gains, net of tax of $1.6 million, respectively.

During fiscal 2011, 2010 and 2009, the Company recorded no charge related to its assessment of the effectiveness of its derivative hedge portfolio because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged. Changes in the contracts’ fair value due to spot-forward differences are excluded from the designated hedge relationship. The Company records these transactions in the cost of sales of the Consolidated Statements of Operations.

The balance of the net loss included in the cumulative foreign currency translation adjustments associated with derivatives documented as net investment hedges was $1.5 million, net of a tax benefit of $0.9 million as of January 31, 2011, 2010, 2009. Under the accounting guidance related to accounting for derivative instruments and hedging activities, changes in fair value of these instruments are recognized in currency translation adjustment, a component of AOCI, to offset the change in the value of the net investment being hedged.

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of January 31, 2011 (in thousands):

	Fair Value at January 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$285	$-	$-	$285
SERP assets - employer	249	-	-	249
SERP assets - employee	14,729	-	-	14,729
Hedge derivatives	-	1,123		1,123

Total	$15,263	$1,123	$-	$16,386

Liabilities:
SERP liabilities - employee	$14,729	$-	$-	$14,729

Total	$14,729	$-	$-	$14,729

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

NOTE 7 - INCOME TAXES

The provision for income taxes for continuing operations for the fiscal years ended January 31, 2011, 2010 and 2009 consists of the following components (in thousands):

	2011	2010	2009
Current:
U.S. Federal	$374	$(7,941)	$(7,891)
U.S. State and Local	98	59	249
Non-U.S.	2,697	2,412	4,001

	3,169	(5,470)	(3,641)

Noncurrent:
U.S. Federal	565	369	450
Non-U.S.	-	(326)	-

	565	43	450

Deferred:
U.S. Federal	-	19,012	10,392
U.S. State and Local	-	2,374	638
Non-U.S.	5,058	(2,406)	(753)

	5,058	18,980	10,277

Provision for income taxes	$8,792	$13,553	$7,086

Loss before taxes for continuing U.S. operations was ($0.3 million), ($24.0 million), and ($11.8 million) for periods ended January 31, 2011, 2010 and 2009, respectively. (Loss) / income before taxes for non-U.S. operations was ($11.4 million), ($2.0 million), and $32.3 million for periods ended January 31, 2011, 2010 and 2009, respectively.

Significant components of the Company’s deferred income tax assets and liabilities as of January 31, 2011 and 2010 are as follows (in thousands):

	2011 Deferred Taxes		2010 Deferred Taxes
	Assets	Liabilities	Assets	Liabilities
Net operating loss carryforwards	$22,093	$-	$15,177	$-
Inventory	7,625	-	5,194	-
Unprocessed returns	1,082	-	1,006	-
Receivables allowance	1,251	411	1,714	554
Deferred compensation	9,282	-	10,415	-
Foreign tax credits	8,128	-	5,336	-
Unrepatriated earnings	-	471	-	2,076
Hedge derivatives	-	319	-	260
Depreciation/amortization	7,447	2,815	9,858	2,942
Other	1,761	-	1,810	-

	58,669	4,016	50,510	5,832
Valuation allowance	(46,929)	-	(33,843)	-

Total deferred tax assets and liabilities	$11,740	$4,016	$16,667	$5,832

As of January 31, 2011, the Company had total foreign net operating loss carryforwards of approximately $76.9 million, which are available to offset taxable income in future years. $52.9 million of these carryforwards were incurred in Switzerland. In the fourth quarter of fiscal 2011, the Company determined it was appropriate to establish a valuation allowance of $11.5 million on the related deferred tax assets as the expectation of future income is not sufficient to overcome the negative evidence of losses in recent years. However, the Company believes it may ultimately utilize the tax losses before the expiry periods of fiscal 2016 through fiscal 2018.

The remaining foreign tax losses of $24.0 million are primarily related to the Company’s operations in Japan, Germany, and the United Kingdom. A full valuation allowance has been established on the deferred tax assets resulting from the losses attributable to Japan due to the Company’s assessment that it is more-likely-than-not the deferred tax assets will not be utilized within the 7 year expiry period. The Company’s subsidiaries located in Germany and the United Kingdom remain in cumulative loss positions and the Company continues to maintain full valuation allowances on the deferred tax assets despite no time limitation for utilization of the losses.

As of January 31, 2011, the Company had no U.S. federal net operating loss carryforwards. Due to a change in tax law allowing an elective 5 year carryback period, the entire net operating loss from fiscal 2009 and most of the net operating loss from fiscal 2010 were carried back for a full cash refund; the remaining fiscal 2010 net operating loss was carried forward and is expected to be fully utilized in the fiscal 2011 filing. The recognition of windfall tax benefits from stock-based compensation deducted on the tax return is prohibited until realized through a reduction of income tax payable. Cumulative tax benefits totaling $0.8 million will be recorded in additional paid-in-capital when the foreign tax credit carryforward is utilized and the windfall tax benefit can be realized. The Company also has an estimated apportioned $60 million in U.S. state net operating loss carryforwards. A full valuation allowance has been established on the deferred tax assets due to the Company’s assessment that it is more-likely-than-not that the losses will not be utilized within expiration periods ranging from 1 to 20 years.

At January 31, 2011, the Company’s net U.S. deferred tax assets amounted to $27.9 million, against which a valuation allowance of $27.0 million has been established. The Company bases its estimate of deferred tax assets and liabilities on current tax laws and rates as well as expected future income. The realization of deferred tax assets depends on the Company’s ability to generate future income. Under U.S. GAAP, deferred tax assets are to be reduced by a valuation allowance if based on the weight of available positive and negative evidence, it is more-likely-than-not that all or some portion of the deferred tax assets will not be realized. In the third quarter of fiscal 2010, the Company determined that it was appropriate to record a full valuation allowance against its net deferred tax assets in the United States, primarily due to the Company’s domestic loss position in recent years. Expectation of future income is not sufficient to overcome such negative evidence, and although the Company believes it may ultimately utilize the underlying tax benefits within the statutory limits, in fiscal 2010, the Company recognized a non-cash deferred tax expense of $21.4 million, and during fiscal 2010 and fiscal 2011 has not recognized any tax benefit on the net increase in deductible temporary differences.

Management will continue to evaluate the appropriate level of allowance on all deferred tax assets considering such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax and business strategies that could potentially enhance the likelihood of realization of the deferred tax assets.

The provision / (benefit) for income taxes for continuing operations differs from the amount determined by applying the U.S. federal statutory rate as follows (in thousands):

	Fiscal Year Ended January 31,
	2011	2010	2009
Provision for income taxes at the U.S. statutory rate	$(12,412)	$(14,297)	$7,164
Lower effective foreign income tax rate	(439)	(2,175)	(5,458)
Change in valuation allowance	12,858	35,913	(2,611)
Tax provided on earnings of foreign subsidiaries	7,945	2,127	7,388
Change in liabilities for uncertain tax positions, net	565	369	450
State and local taxes, net of federal benefit	226	(836)	800
Change in U.S. tax law for tax loss carryback	-	(7,956)	-
Change in investment	-	-	(785)
Other, net	49	408	138

Total provision for income taxes	$8,792	$13,553	$7,086

A provision of approximately $2.6 million has been made for federal income tax, net of foreign tax credits, on the remittance of approximately $11.2 million current year net earnings of the Company’s Hong Kong subsidiary. In addition, a net federal provision of approximately $5.2 million has been made on the remittance of approximately $18.4 million current and prior year net earnings of one of the Company’s Swiss subsidiaries. During fiscal 2011, approximately $36.4 million cash was repatriated, the incremental taxes for which were included in the aforementioned provision and in the fiscal 2010 provision. No provision has been made for federal income or withholding taxes which may be payable on the remittance of the remaining undistributed retained earnings of foreign subsidiaries approximating $116.0 million at January 31, 2011, as those earnings are considered permanently reinvested. It is not practical to estimate the amount of tax that may be payable on the eventual distribution of these earnings.

The effective tax rate for continuing operations for fiscal 2011 was -74.6%, primarily as a result of the establishment of a valuation allowance against net deferred tax assets in Switzerland, in addition to continued recording of other valuation allowances, most notably the valuation allowance against net U.S. deferred tax assets, and the tax accrued on the repatriation of foreign earnings. The effective tax rate for continuing operations for fiscal 2010 was -52.3%, primarily as a result of the establishment of a full valuation allowance against net U.S. deferred tax assets, partially offset by the recording of a tax benefit resulting from a U.S. tax law change allowing for an elective 5 year carryback for tax losses originating in either fiscal 2009 or fiscal 2010. The effective tax rate for continuing operations for fiscal 2009 was 34.6%, primarily as a result of the tax accrued on the future repatriation of foreign earnings.

The Internal Revenue Service (“IRS”) commenced examination in October 2009 of the Company’s consolidated U.S. federal income tax return for fiscal 2009, as required by the Joint Committee on Taxation (“JCT”) as a result of the Company filing, in May 2009, a tax loss carryback claim exceeding $2.0 million. As of January 31, 2011, the IRS had completed its examination and on February 2, 2011 the Company received a draft of the auditor’s report that will be presented to the JCT. The draft report contains no material net adjustments.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (exclusive of interest) for January 31, 2011 and 2010 are as follows (in thousands):

	2011	2010	2009
Beginning balance	$4,583	$5,419	$10,089
Additions for tax positions of prior years	428	143	184
Lapse of statute of limitations	(176)	(326)	(6)
Decreases for tax positions of prior years	-	(672)	(65)
Cash settlements	-	-	(4,761)
F/X fluctuations	-	19	(22)

Ending balance	$4,835	$4,583	$5,419

Included in the balances at January 31, 2011 and January 31, 2010 are $3.1 million and $2.7 million, respectively, of unrecognized tax benefits which would impact the Company’s effective tax rate, if recognized. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. As of January 31, 2011 and January 31, 2010, the Company had $1.3 million and $1.1 million of accrued interest (net of tax benefit) related to unrecognized tax benefits. During fiscal years 2011 and 2010, the Company accrued $0.2 million and $0.1 million of interest (net of tax benefit).

The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various states, local and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in many countries, including such major jurisdictions as Switzerland, Hong Kong, Canada and the United States. The Company, with few exceptions, is no longer subject to income tax examinations by tax authorities in state, local and foreign taxing jurisdictions for years before the fiscal year ended January 31, 2007. In the United States, the Company’s income tax returns for the fiscal years ended January 31, 2004 through January 31, 2008 will remain open until the fiscal 2009 and fiscal 2010 income tax returns are no longer subject to examination, or October 2012 and October 2013 respectively, as a result of the loss carrybacks to those years. However, since fiscal years January 31, 2004 through January 31, 2006 have already been examined and effectively closed by the IRS, the Company has no expectation of further adjustments for those years.

NOTE 8 - OTHER ASSETS AND LIABILITIES

In fiscal 1996, the Company entered into an agreement with a trust which owned an insurance policy issued on the lives of the Company’s former Chairman, Mr. Gedalio Grinberg (“Mr. Grinberg”), and his spouse (“Mrs. Grinberg”). Under this agreement, the trust assigned the insurance policy to the Company as collateral to secure repayment by the trust of interest-free loans made by the Company to the trust in amounts equal to the premiums on said insurance policy (approximately $0.7 million per annum). The agreement required the trust to repay the loans from the proceeds of the policy. At January 31, 2003, the Company had outstanding loans from the trust of $5.2 million. On April 4, 2003, the agreement was amended and restated to transfer the policy from the trust to the Company in partial repayment of the loan balance. The Company is the beneficiary of the policy insofar as upon the death of Mr. Grinberg and Mrs. Grinberg, the proceeds of the policy would first be distributed to the Company to repay the premiums paid by the Company with the remaining proceeds distributed to the trust. On January 5, 2009, the Company announced the passing of Mr. Grinberg. During fiscal 2010, the Company borrowed approximately $11.0 million against the cash surrender value of this insurance policy. On August 9, 2010, Mrs. Grinberg passed away. As of this date, the Company had a balance of $5.0 million in Other Current Assets, consisting of $11.1 million of premiums paid on the policy, net of the outstanding loan balance of $6.1 million. The Company received approximately $4.8 million in the third quarter of fiscal 2011, which represented the net balance due from the trust and accrued interest owed as of August 9, 2010.

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

NOTE 9 – LEASES

The Company leases office, distribution, retail and manufacturing facilities, and office equipment under operating leases, which expire at various dates through June 2021. Certain leases include renewal options and the payment of real estate taxes and other occupancy costs. Some leases also contain rent escalation clauses (step rents) that require additional rent amounts in the later years of the term. Rent expense for leases with step rents is recognized on a straight-line basis over the minimum lease term. Likewise, capital funding and other lease concessions that are occasionally provided to the Company, are recorded as deferred rent and amortized on a straight-line basis over the minimum lease term as adjustments to rent expense. Rent expense from continuing operations for equipment and distribution, factory and office facilities under operating leases was approximately $11.9 million, $11.5 million and $11.2 million in fiscal 2011, 2010 and 2009, respectively.

Minimum annual rentals under noncancelable operating leases as of January 31, 2011, which do not include real estate taxes and operating costs, are as follows (in thousands):

Fiscal Year Ended January 31,
2012	$10,317
2013	7,987
2014	5,796
2015	4,540
2016	4,498
Thereafter	11,709

$44,847

NOTE 10 – COMMITMENTS AND CONTINGENCIES

At January 31, 2011, the Company had outstanding letters of credit totaling $0.7 million with expiration dates through March 10, 2013 compared to $0.9 million with expiration dates through June 30, 2010 as of January 31, 2010. One bank in the domestic bank group has issued irrevocable standby letters of credit for retail and operating facility leases to various landlords, for the administration of the Movado boutique private-label credit card and for Canadian payroll to the Royal Bank of Canada.

As of January 31, 2011, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $1.8 million in various foreign currencies compared to $1.6 million as of January 31, 2010.

Pursuant to the Company’s agreements with its licensors, the Company is required to pay minimum royalties and advertising. As of January 31, 2011, the Company’s minimum commitments related to its license agreements was $80.3 million.

The Company had outstanding purchase obligations of $87.6 million with suppliers at the end of fiscal 2011 primarily for raw materials, finished watches and packaging in the normal course of business. These purchase obligation amounts do not represent total anticipated purchases but represent only amounts to be paid for items required to be purchased under agreements that are enforceable, legally binding and specify minimum quantity, price and term.

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

NOTE 11 – STOCK-BASED COMPENSATION

Effective concurrently with the consummation of the Company’s public offering in the fourth quarter of fiscal 1994, the Board of Directors and the shareholders of the Company approved the adoption of the Movado Group, Inc. 1993 Employee Stock Option Plan (the “Employee Stock Option Plan”) for the benefit of certain officers, directors and key employees of the Company. The Employee Stock Option

Plan was amended in fiscal 1997 and restated as the Movado Group, Inc. 1996 Stock Incentive Plan (the “Plan”). Under the Plan, as amended and restated as of April 8, 2004, the Compensation Committee of the Board of Directors, which consists of four of the Company’s outside directors, has the authority to grant incentive stock options and nonqualified stock options to purchase, as well as stock appreciation rights and stock awards, up to 11,000,000 shares of common stock. Options granted to participants under the Plan generally become exercisable in equal installments over three or five years and remain exercisable until the tenth anniversary of the date of grant. The option price may not be less than the fair market value of the stock at the time the options are granted.

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

The weighted-average assumptions used with the Black-Scholes option-pricing model for the calculation of the fair value of stock option grants during fiscal 2011 were: expected term of 5.1 years; risk-free interest rate of 2.62%; expected volatility of 57.0% and there was no dividend yield. The weighted-average grant date fair value of options granted during the fiscal year ended January 31, 2011 was $6.89. There were no stock option grants during fiscal 2010.

Total compensation expense for unvested stock option grants recognized during the fiscal years ended January 31, 2011 and 2010 was approximately $0.3 million, net of a tax benefit of $0.1 million and $0.5 million, net of a tax benefit of $0.3 million, respectively. Expense related to stock option compensation is recognized on a straight-line basis over the vesting term. As of January 31, 2011, there was approximately $0.1 million of unrecognized compensation cost related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 1.0 year. Total cash received for stock option exercises during the fiscal year ended January 31, 2011 amounted to approximately $0.9 million. Windfall tax benefits realized on these exercises were approximately $0.3 million, which these benefits will not be fully recognized in the financial statements until fully realized through a reduction of income taxes payable.

Transactions for stock options under the Plan since fiscal 2008 are summarized as follows:

	Outstanding Options	Weighted- Average Exercise Price
January 31, 2008	2,653,455	$14.63
Options granted	109,250	$21.78
Options exercised	(229,307)	$11.97
Options cancelled	(85,832)	$12.45

January 31, 2009	2,447,566	$15.27
Options exercised	(465,434)	$10.07
Options cancelled	(67,917)	$15.34

January 31, 2010	1,914,215	$16.48
Options granted	10,000	$13.38
Options exercised	(717,512)	$13.55
Options cancelled	(78,440)	$16.47

January 31, 2011	1,128,263	$18.42

The total intrinsic value of stock options exercised for the fiscal years ended January 31, 2011 and 2010 was approximately $1.5 million and $1.7 million, respectively. The total fair value of the stock options vested for the fiscal years ended January 31, 2011 and 2010 was approximately $0.6 million and $2.2 million, respectively.

The following table summarizes outstanding and exercisable stock options as of January 31, 2011:

Range of Exercise Prices			Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$6.02	-	$9.01	6,600	0.5	$7.92	6,600	$7.92
$9.02	-	$12.01	59,481	1.3	$9.83	59,481	$9.83
$12.02	-	$15.01	220,685	2.8	$13.65	210,685	$13.66
$15.02	-	$18.01	88,655	3.2	$17.11	88,655	$17.11
$18.02	-	$21.01	555,092	2.3	$18.47	554,090	$18.47
$21.02	-	$24.01	108,750	7.2	$22.27	76,080	$22.33
$24.02	-	$27.01	15,000	5.8	$25.53	15,000	$25.53
$27.02	-	+	74,000	6.2	$32.92	74,000	$32.92

			1,128,263	3.2	$18.42	1,084,591	$18.24

The total intrinsic value of outstanding stock options for the fiscal years ended January 31, 2011 and 2010 was approximately $0.5 million and $0.7 million, respectively. The total intrinsic value of exercisable stock options for the fiscal years ended January 31, 2011 and 2010 was approximately $0.5 million and $0.7 million, respectively.

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

On May 31, 2006, the Compensation Committee of the Board of Directors adopted the Executive Long Term Incentive Plan (the “LTIP”) authorized by section 9 of the Plan. The LTIP provides for the award of “Performance Share Units” that are equivalent, one for one, to shares of the Company’s common stock and that vest based on the Company’s achievement of its operating margin goal for a target fiscal year. The number of actual shares earned by a participant is based on the Company’s actual performance at the end of the award period and can range from 0% to 150% of the participant’s target award. Total target awards of 176,200 and 229,950 Performance Share Units were granted by the Compensation Committee on April 30, 2008 and June 18, 2009, respectively, that vest over three and five year periods. There were no performance shares issued during the fiscal year ended January 31, 2011.

During fiscal 2009 and 2010, as a result of the Company’s performance, it became apparent that the performance goals for certain LTIP grants would not be achieved. This resulted in the reversal of previously accrued stock-based compensation expenses of approximately $3.2 million and $0.7 million, respectively. For the fiscal year ended January 31, 2011, compensation expense for restricted stock was approximately $0.7 million, net of a tax benefit of $0.4 million. Total compensation expense for restricted stock grants and for grants of Performance Share Units under the LTIP (together “restricted stock”) recognized during the fiscal year ended January 31, 2010, including the reversal of the aforementioned LTIP grants, was a benefit of approximately $0.1 million. Prior to February 1, 2006, compensation expense for restricted stock grants was reduced as actual forfeitures of the awards occurred. Current accounting guidance requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest and thus, current period compensation expense has been adjusted for estimated forfeitures based on historical data. As of January 31, 2011, there was approximately $1.7 million of unrecognized compensation cost related to unvested restricted stock. These costs are expected to be recognized over a weighted-average period of 2.5 years.

Transactions for restricted stock under the Plan since fiscal 2008 are summarized as follows:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value
January 31, 2008	496,730	$23.12
Units granted	220,521	$21.69
Units vested	(95,226)	$18.74
Units forfeited	(55,571)	$25.20

January 31, 2009	566,454	$23.09
Units granted	254,550	$11.03
Units vested	(51,101)	$22.51
Units forfeited	(210,309)	$20.08

January 31, 2010	559,594	$18.79
Units granted	218,465	$12.81
Units vested	(54,045)	$18.79
Units forfeited	(478,776)	$18.91

January 31, 2011	245,238	$13.23

Restricted stock units are exercised simultaneously when they vest and are issued from the pool of authorized shares. The total intrinsic value of restricted stock units that vested during the fiscal years ended January 31, 2011 and 2010 was approximately $0.7 million and $0.5 million, respectively. The windfall tax realized on the vested restricted stock grants for fiscal year ended January 31, 2011 was $0.1 million. The weighted-average grant date fair values for restricted stock grants for the years ended January 31, 2011 and 2010 were $12.81 and $11.03, respectively. Outstanding restricted stock units had a total intrinsic value of approximately $3.5 million and $6.1 million for fiscal years ended January 31, 2011 and 2010.

NOTE 12 – OTHER EMPLOYEE BENEFITS PLANS

The Company maintains an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. In addition, the Company maintains defined contribution employee benefit plans for its employees located in Switzerland. Company contributions and expenses of administering the plans amounted to $2.6 million, $3.1 million and $2.8 million in fiscal 2011, 2010 and 2009, respectively.

Effective June 1, 1995, the Company adopted a defined contribution SERP. The SERP provides eligible executives with supplemental pension benefits in addition to amounts received under the Company’s other retirement plan. The Company makes a matching contribution which vests equally over five years.

During fiscal 2011, 2010 and 2009, the Company recorded an expense related to the SERP of $0.4 million, $0.3 million and $0.8 million, respectively.

NOTE 13 – COMPREHENSIVE (LOSS)

The components of comprehensive (loss) for the twelve months ended January 31, 2011, 2010 and 2009 are as follows (in thousands):

	Fiscal Year Ended January 31,
	2011	2010	2009
Net (loss) / income	$(44,255)	$(54,401)	$2,552
Net unrealized gain / (loss) on investments, net of tax	97	52	(190)
Net change in effective portion of hedging contracts, net of tax	73	(1,696)	(2,266)
Foreign currency translation adjustment (1)	25,431	25,147	(19,692)

Comprehensive (loss)	(18,654)	(30,898)	(19,596)
Less: Comprehensive income / (loss) attributable to noncontrolling interests	628	378	(204)

Total comprehensive (loss) attributable to Movado Group, Inc.	$(19,282)	$(31,276)	$(19,392)

(1) The currency translation adjustment is not adjusted for income taxes to the extent that they relate to permanent investments in international subsidiaries.

The components of accumulated other comprehensive income at January 31, consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2011	2010
Net unrealized gain on investments, net of tax	$116	$18
Net unrealized (loss) on hedging contracts, net of tax	(138)	(211)
Cumulative foreign currency translation adjustment	93,050	67,583

Accumulated other comprehensive income attributed to Movado Group, Inc.	$93,028	$67,390

NOTE 14 – SEGMENT INFORMATION

The Company follows accounting guidance related to disclosures about segments of an enterprise and related information. This guidance requires disclosure of segment data based on how management makes decisions about allocating resources to segments and measuring their performance.

With the exception of Total Assets and Long-Lived Assets, the Retail segment and United States segment information presented below no longer include amounts related to the Movado boutiques, which were closed during the second quarter of fiscal 2011 and subsequently reported as discontinued operations.

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

Operating Segment Data as of and for the Fiscal Year Ended January 31, (in thousands):

	Net Sales			Operating (Loss) /Income (1) (2) (3) (4) (5) (6)
	2011	2010	2009	2011	2010	2009
Wholesale	$329,137	$294,940	$371,349	$(18,561)	$(32,830)	$8,702
Retail	53,053	54,765	54,546	8,701	11,315	11,868

Consolidated total	$382,190	$349,705	$425,895	$(9,860)	$(21,515)	$20,570

	Total Assets		Capital Expenditures
	2011	2010	2011	2010	2009
Wholesale	$421,435	$435,432	$5,743	$4,867	$20,051
Retail	20,673	33,945	1,560	34	2,347

Consolidated total	$442,108	$469,377	$7,303	$4,901	$22,398

	Depreciation and Amortization
	2011	2010	2009
Wholesale	$12,398	$14,017	$12,047
Retail	1,307	1,411	1,352

Consolidated total	$13,705	$15,428	$13,399

Geographic Segment Data as of and for the Fiscal Year Ended January 31, (in thousands):

	Net Sales (7)			Operating (Loss) Income (1) (2) (3) (4) (5) (6)
	2011	2010	2009	2011	2010	2009
United States	$200,043	$194,250	$220,375	$427	$(23,346)	$(14,084)
International	182,147	155,455	205,520	(10,287)	1,831	34,654

Consolidated total	$382,190	$349,705	$425,895	$(9,860)	$(21,515)	$20,570

	Total Assets		Long-Lived Assets
	2011	2010	2011	2010
United States	$183,969	$204,836	$30,460	$36,000
International	258,139	264,541	8,065	11,394

Consolidated total	$442,108	$469,377	$38,525	$47,394

(1)	Fiscal 2011 Wholesale Operating (Loss) Income includes a non-cash charge of $24.1 million related to certain non-core gold and mechanical movement inventory, of which $5.9 million was recorded in the United States and $19.4 million was recorded in the International segment.
(2)	Fiscal 2010 Wholesale and International Operating (Loss) Income includes a non-cash charge of $8.8 million primarily for excess non-core component inventory.
(3)	Fiscal 2011 Wholesale Operating (Loss) Income includes a non-cash charge of $3.1 million for write-downs of certain assets primarily related to intangible assets, tooling costs, and trade booths for the Basel Fair, of which $0.3 million was recorded in the United States and $2.8 million was recorded in the International segment.
(4)	Fiscal 2010 Wholesale and International Operating (Loss) Income includes non-cash charges of $2.5 million primarily for write-downs of certain assets related to trade booths for the Basel Fair.
(5)	Fiscal 2011 Wholesale and United States Operating (Loss) Income includes a reversal of a previously recorded liability of $4.3 million for a retirement agreement with the Company’s former Chairman.
(6)	Fiscal 2009 Wholesale Operating Income included an $11.1 million charge related to the Company’s cost savings initiatives and a restructuring of certain benefit arrangements, of which $7.4 million was recorded in the United States and $3.7 million was recorded in the International segment.
(7)	The United States and International net sales are net of intercompany sales of $190.9 million, $196.9 million and $253.3 million for the twelve months ended January 31, 2011, 2010 and 2009, respectively.

NOTE 15 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents unaudited selected interim operating results of the Company for fiscal 2011 and 2010 (in thousands, except per share amounts):

	Quarter
	1st	2nd	3rd	4th
Fiscal 2011
Net sales	$72,805	$85,388	$123,002	$100,995
Gross profit	$40,187	$45,565	$68,596	$30,891
(Loss) / income from continuing operations, net of tax	$(4,739)	$(2,051)	$16,851	$(31,306)
(Loss) from discontinuing operations, net of tax	$(5,972)	$(17,703)	-	-
Net (loss) / income attributed to Movado Group, Inc.	$(10,711)	$(19,754)	$16,851	$(31,306)

Basic (loss) / income per share:
(Loss) / income from continuing operations, net of tax	$(0.19)	$(0.08)	$0.68	$(1.26)
(Loss) from discontinuing operations, net of tax	$(0.24)	$(0.72)	$-	$-
Net (loss) / income attributed to Movado Group, Inc.	$(0.43)	$(0.80)	$0.68	$(1.26)

Diluted (loss) / income per share:
(Loss) / income from continuing operations, net of tax	$(0.19)	$(0.08)	$0.68	$(1.26)
(Loss) from discontinuing operations, net of tax	$(0.24)	$(0.72)	$-	$-
Net (loss) / income attributed to Movado Group, Inc.	$(0.43)	$(0.80)	$0.68	$(1.26)

Fiscal 2010
Net sales	$61,173	$83,013	$123,443	$82,076
Gross profit	$31,798	$47,407	$56,669	$29,788
(Loss) / income from continuing operations, net of tax	$(6,930)	$1,476	$(19,379)	$(14,883)
(Loss) from discontinuing operations, net of tax	$(3,034)	$(1,709)	$(1,491)	$(8,675)
Net (loss) attributed to Movado Group, Inc.	$(9,964)	$(233)	$(20,870)	$(23,558)

Basic (loss) / income per share:
(Loss) / income from continuing operations, net of tax	$(0.28)	$0.06	$(0.79)	$(0.60)
(Loss) from discontinuing operations, net of tax	$(0.12)	$(0.07)	$(0.06)	$(0.35)
Net (loss) attributed to Movado Group, Inc.	$(0.41)	$(0.01)	$(0.85)	$(0.96)

Diluted (loss) / income per share:
(Loss) / income from continuing operations, net of tax	$(0.28)	$0.06	$(0.79)	$(0.60)
(Loss) from discontinuing operations, net of tax	$(0.12)	$(0.07)	$(0.06)	$(0.35)
Net (loss) attributed to Movado Group, Inc.	$(0.41)	$(0.01)	$(0.85)	$(0.96)

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

NOTE 16 - SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows (in thousands):

	Fiscal Year Ended January 31,
	2011	2010	2009
Cash (received) / paid during the year for:
Interest (1)	$1,388	$3,981	$2,434
Income taxes (received) / paid (2)	$(7,129)	$(4,473)	$13,042

(1) Fiscal 2010 interest includes expenses and fees associated with the refinancing and repayment of the Company’s former credit and note agreements which included a pre-tax charge of $1.1 million.

(2) Fiscal 2011 and 2010 income taxes (received) / paid, includes a payment of $3.5 million and $3.1 million for taxes paid, respectively.

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

NOTE 18 – TREASURY STOCK

On April 15, 2008, the Board of Directors authorized a program to repurchase up to one million shares of the Company’s common stock. Under this authorization, the Company has the option to repurchase shares over time, with the amount and timing of repurchases depending on market conditions and corporate needs. The Company entered into a Rule 10b5-1 plan to facilitate repurchases of its shares under this authorization. A Rule 10b5-1 plan permits a company to repurchase shares at times when it might otherwise be prevented from doing so, provided the plan is adopted when the company is not aware of material non-public information. The Company may suspend or discontinue the repurchase of stock at any time. Under this share repurchase program, as of January 31, 2009, the Company had repurchased a total of 937,360 shares of common stock in the open market during the first and second quarters of fiscal 2009 at a total cost of approximately $19.5 million or $20.79 per share. During the twelve months ended January 31, 2011, the Company did not repurchase shares of common stock except for 572,328 shares as a result of the surrender of shares in connection with the vesting of certain stock awards and the exercise of certain stock options. At the election of an employee, upon the vesting of a stock award or the exercise of a stock option, shares having an aggregate value on the vesting or exercise date, as the case may be, equal to the employee’s withholding tax obligation may be surrendered to the Company by netting them from the vested shares issued. Similarly, shares having an aggregate value equal to the exercise price of an option may be tendered to the Company in payment of the option exercise price and netted from the shares issued upon the option exercise.

NOTE 19 – DISCONTINUED OPERATIONS

The Company closed its Movado boutique division effective the second quarter of fiscal 2011. As a result of that action, the Company is reporting the Movado boutiques’ financial activity as discontinued operations for all periods presented.

The following is a summary of the operating results of the Company’s discontinued operations:

	Twelve Months Ended January 31, 2011			Twelve Months Ended January 31, 2010
(In thousands)	Net Sales	Pretax Loss	Net Loss	Net Sales	Pretax Loss	Net Loss
Movado Boutiques	$14,252	$23,675	$23,675	$28,691	$14,909	$14,909

	Twelve Months Ended January 31, 2009
(In thousands)	Net Sales	Pretax Loss	Net Loss
Movado Boutiques	$34,962	$17,180	$10,830

For the twelve months ended January 31, 2011 and 2010, the Company had no tax provision for its discontinued operations. For the twelve months ended January 31, 2009, the Company recorded a tax benefit of $6.4 million related to discontinued operations. The effective tax rate for the twelve months ended January 31, 2009 was 37.0%.

As a result of the Movado boutiques closing, the Company recorded $20.0 million of expenses primarily for occupancy charges, asset impairments, inventory write-downs and severance. The Company expects that the majority of the remaining liabilities will be paid during fiscal 2012.

A summary rollforward of costs related to the closing of the Movado boutiques is as follows (in thousands):

	Fiscal 2011 charges	Cash payments	Non-cash adjustments	Accrued balance at January 31, 2011
Occupancy charges (1)	$12,915	$(13,463)	$1,284	$736
Asset impairments	3,432	-	(3,432)	-
Inventory write-downs	1,892	-	(1,892)	-
Severance	1,756	(1,730)	-	26

Total	$19,995	$(15,193)	$(4,040)	$762

(1) Occupancy charges include expenses for lease buyouts, moving and legal expenses and reductions for the reversal of deferred rent accruals.

NOTE 20 – SUBSEQUENT EVENTS

On April 5, 2011, the Company amended its bank agreement with Bank of America and Bank Leumi to modify certain covenants related to the payment of dividends and to reflect more favorable current market rate conditions. As a result of Movado Group’s strong financial position, the Company’s Board of Directors decided to reinstate a quarterly cash dividend subject, in each quarter, to the Board’s review of the Company’s financial performance and other factors as determined by the Board. In addition, effective April 7, 2011 the Board of Directors approved the payment on April 29, 2011 of a cash dividend in the amount of $0.03 for each share of the Company’s outstanding common stock and class A common stock held by shareholders of record as of the close of business on April 18, 2011. The Company anticipates a total annualized dividend of $0.12 per share of common stock and class A common stock, or approximately $3 million based on the current number of outstanding shares. However, the decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

See Note 4 to the Company’s Consolidated Financial Statements for further information regarding the debt and lines of credit agreements.

Schedule II

MOVADO GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands)

Description	Balance at beginning of year	Net provision charged to operations	Currency revaluation	Net write-offs	Balance at end of year
Year ended January 31, 2011:
Doubtful accounts, returns and allowances	$20,240	$21,386	$370	$(25,976)	$16,020

Year ended January 31, 2010:
Doubtful accounts, returns and allowances	$19,598	$27,980	$436	$(27,774)	$20,240

Year ended January 31, 2009:
Doubtful accounts, returns and allowances (1)	$36,348	$35,628	$(456)	$(51,922)	$19,598

(1) The net write-offs in fiscal 2009 and net provision charged to operations in fiscal 2008 include a non-cash charge of $11.0 million, related to the closing of certain wholesale customer doors in the U.S.

Description	Balance at beginning of year	Net provision / (benefit) to operations	Currency revaluation	Adjustment	Balance at end of year
Year ended January 31, 2011:
Deferred tax asset valuation (2)	$33,843	$13,020	$262	$(196)	$46,929

Year ended January 31, 2010:
Deferred tax asset valuation (3)	$7,641	$28,529	$544	$(2,871)	$33,843

Year ended January 31, 2009:
Deferred tax asset valuation (4)	$10,689	$(2,625)	$(588)	$165	$7,641

(2) The detail of adjustments is as follows:		(3) The detail of adjustments is as follows:
Ebel NOL’s expired	$(207)	Ebel NOL’s expired	$(2,639)
Prior year adjustments and tax rate changes	(542)	Prior year adjustments and tax rate changes	(683)
OCI Adjustments	553	OCI Adjustments	451

	$(196)		$(2,871)

(4) The detail of adjustments is as follows:
Prior year adjustments	$164
Statutory tax rate changes	1

	$165

S-1