Form 10-K/A
period 2011-01-31
MOVADO GROUP INC
filed 2011-04-27
CIK 72573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For fiscal year ended January 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period fromto
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 31, 2010, was approximately $228,080,000 (based on the closing sale price of the registrant's Common Stock on that date as reported on the New York Stock Exchange). For purposes of this computation, each share of Class A Common Stock is assumed to have the same market value as one share of Common Stock into which it is convertible and only shares of stock held by directors and executive officers were excluded.
The number of shares outstanding of the registrant's Common Stock and Class A Common Stock as of March 31, 2011, were 18,188,523 and 6,634,319, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement relating to registrant's 2011 annual meeting of shareholders (the "Proxy Statement'') are incorporated by reference in Part III hereof.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Movado Group, Inc. for the fiscal year ended January 31, 2011, originally filed with the Securities and Exchange Commission on April 7, 2011 (the “Original 10-K”). We are filing this Amendment solely to file Exhibit 10.35—Second Amendment to License Agreement between L.C. Licensing, Inc., Movado Group, Inc. and Swissam Products Limited dated as of December 6, 2010, further amending the License Agreement dated as of November 15, 2005, which was inadvertently omitted in the Original 10-K.

In connection with the filing of this Amendment and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we are also filing currently dated certifications of our principal executive officer and principal financial officer. No other information in the Original 10-K is amended or updated by this Amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOVADO GROUP, INC. (Registrant)
Dated: April 27, 2011	By:	/s/ Efraim Grinberg
Efraim Grinberg
Chairman of the Board of Directors
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: April 27, 2011	/s/ Efraim Grinberg
Efraim Grinberg
Chairman of the Board of Directors
and Chief Executive Officer

Dated: April 27, 2011	/s/ Richard J. Coté
Richard J. Coté
President and
Chief Operating Officer

Dated: April 27, 2011	/s/ Sallie A. DeMarsilis
Sallie A. DeMarsilis
Senior Vice President, Chief Financial Officer
and Principal Accounting Officer

Dated: April 27, 2011	/s/ Margaret Hayes Adame
Margaret Hayes Adame
Director

Dated: April 27, 2011	/s/ Alan H. Howard
Alan H. Howard
Director

Dated: April 27, 2011	/s/ Richard D. Isserman
Richard D. Isserman
Director

Dated: April 27, 2011	/s/ Nathan Leventhal
Nathan Leventhal
Director

Dated: April 27, 2011	/s/ Donald Oresman
Donald Oresman
Director

Dated: April 27, 2011	/s/ Leonard L. Silverstein
Leonard L. Silverstein
Director

EXHIBIT INDEX
Exhibit
Number	Description

10.35
Second Amendment to License Agreement between L.C. Licensing, Inc., Movado Group, Inc. and Swissam Products Limited dated as of December 6, 2010, further amending the License Agreement dated as of November 15, 2005. *

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential portions of Exhibit 10.35 have been omitted and filed separately with Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.