Form 10-Q
period 2011-04-30
MOVADO GROUP INC
filed 2011-06-02
CIK 72573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2011

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

(201) 267-8000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for that past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock and Class A Common Stock as of May 26, 2011 were 18,222,913 and 6,634,319, respectively.

MOVADO GROUP, INC.

Index to Quarterly Report on Form 10-Q

April 30, 2011

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	April 30, 2011	January 31, 2011	April 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$109,256	$103,016	$62,020
Trade receivables, net	60,610	59,768	59,228
Inventories	185,885	181,265	206,911
Other current assets	35,222	30,444	39,945

Total current assets	390,973	374,493	368,104
Property, plant and equipment, net	37,642	38,525	41,764
Deferred income taxes	8,282	8,317	12,561
Other non-current assets	23,120	22,522	30,348

Total assets	$460,017	$443,857	$452,777

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$21,168	$21,487	$18,759
Accrued liabilities	38,731	39,734	35,621
Deferred and current income taxes payable	410	1,328	523

Total current liabilities	60,309	62,549	54,903
Long-term debt	—	—	10,000
Deferred and non-current income taxes payable	7,174	6,960	7,944
Other non-current liabilities	18,618	17,869	22,668

Total liabilities	86,101	87,378	95,515

Commitments and contingencies (Note 8)
Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 25,978,334, 25,910,838 and 25,216,133 shares issued, respectively	260	259	252
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,634,319, 6,634,319 and 6,634,319 shares issued and outstanding, respectively	66	66	66
Capital in excess of par value	150,007	149,492	138,810
Retained earnings	222,430	222,685	257,443
Accumulated other comprehensive income	110,201	93,028	60,789
Treasury Stock, 7,754,977, 7,743,676 and 7,174,049 shares, respectively, at cost	(111,503)	(111,331)	(102,103)

Total Movado Group, Inc. shareholders’ equity	371,461	354,199	355,257
Noncontrolling interests	2,455	2,280	2,005

Total equity	373,916	356,479	357,262

Total liabilities and equity	$460,017	$443,857	$452,777

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended April 30,
	2011	2010
Continuing operations:
Net sales	$89,854	$72,804
Cost of sales	41,231	34,306

Gross profit	48,623	38,498
Selling, general and administrative	47,043	43,641

Operating income / (loss)	1,580	(5,143)
Interest expense	(383)	(672)
Interest income	29	27

Income / (loss) from continuing operations before income taxes	1,226	(5,788)
Provision for income taxes (Note 9)	715	417

Income / (loss) from continuing operations	511	(6,205)
Discontinued operations:
(Loss) from discontinued operations, net of tax	—	(5,972)

Net income / (loss)	511	(12,177)
Less: Net income attributed to noncontrolling interests	20	222

Net income / (loss) attributed to Movado Group, Inc.	$491	($12,399)

Income / (loss) attributable to Movado Group, Inc.:
Income / (loss) from continuing operations, net of tax	$491	($6,427)
(Loss) from discontinued operations, net of tax	—	(5,972)

Net income / (loss)	$491	($12,399)

Basic income / (loss) per share:
Weighted basic average shares outstanding	24,873	24,670
Income / (loss) per share from continuing operations attributed to Movado Group, Inc.	$0.02	($0.26)
(Loss) per share from discontinued operations	$—	($0.24)
Net income / (loss) per share attributed to Movado Group, Inc.	$0.02	($0.50)
Diluted income / (loss) per share:
Weighted diluted average shares outstanding	25,078	24,670
Income / (loss) per share from continuing operations attributed to Movado Group, Inc.	$0.02	($0.26)
(Loss) per share from discontinued operations	$—	($0.24)
Net income / (loss) per share attributed to Movado Group, Inc.	$0.02	($0.50)
Dividends declared per share	$0.03	$—

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2011	2010
Cash flows from operating activities:
Net income / (loss)	$511	($12,177)
Adjustments to reconcile net income / (loss) to net cash provided by / (used in) operating activities:
Loss from discontinued operations	—	5,972
Depreciation and amortization	2,943	3,521
Deferred income taxes	125	59
Stock-based compensation	414	401
Changes in assets and liabilities:
Trade receivables	815	8,215
Inventories	3,877	(2,623)
Other current assets	(1,097)	(3,807)
Accounts payable	(1,121)	(3,582)
Accrued liabilities	(2,197)	1,496
Income taxes payable	(934)	8
Other non-current assets	(477)	(1,980)
Other non-current liabilities	745	950

Net cash provided by / (used in) operating activities from continuing operations	3,604	(3,547)
Net cash (used in) operating activities from discontinued operations	(19)	(2,328)

Net cash provided by / (used in) operating activities	3,585	(5,875)

Cash flows from investing activities:
Capital expenditures	(1,622)	(1,480)
Trademarks	(24)	(158)

Net cash (used in) investing activities from continuing operations	(1,646)	(1,638)
Net cash (used in) investing activities from discontinued operations	—	—

Net cash (used in) investing activities	(1,646)	(1,638)

Cash flows from financing activities:
Proceeds of bank borrowings	—	15,000
Repayments of bank borrowings	—	(15,000)
Stock options exercised	(71)	302
Dividends paid	(746)	—

Net cash (used in) / provided by financing activities from continuing operations	(817)	302
Net cash (used in) financing activities from discontinued operations	—	—

Net cash (used in) / provided by financing activities	(817)	302

Effect of exchange rate changes on cash and cash equivalents	5,118	(1,744)
Net increase / (decrease) in cash and cash equivalents	6,240	(8,955)
Cash and cash equivalents at beginning of period	103,016	70,975

Cash and cash equivalents at end of period	$109,256	$62,020

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Movado Group, Inc.(the “Company”) in a manner consistent with that used in the preparation of the consolidated financial statement included in the Company’s fiscal 2011 Annual Report filed on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial position and results of operations for the periods presented. These consolidated financial statements should be read in conjunction with the aforementioned Annual Report. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

NOTE 1 – RECLASSIFICATIONS

Certain reclassifications were made to prior year’s financial statement amounts and related note disclosures to conform to the fiscal 2012 presentation. In fiscal 2011, certain receivables were reclassified from accounts receivables to other current assets to conform to fiscal 2012 presentation. In addition, certain prior year financial statement amounts have been adjusted to reflect the Company’s change in inventory accounting discussed in Note 5.

NOTE 2 – FAIR VALUE MEASUREMENTS

As of February 1, 2008, the Company adopted accounting guidance related to fair value measurements for financial assets and liabilities that are recognized or disclosed at fair value in the Company’s consolidated financial statements and on February 1, 2009, the Company adopted fair value measurements for non-recurring financial assets and liabilities. The adoption did not have a material effect on the Company’s consolidated financial statements. The guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•	Level 2 - Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 - Unobservable inputs based on the Company’s assumptions.

The guidance requires the use of observable market data if such data is available without undue cost and effort. The Company’s adoption of the guidance did not result in any changes to the accounting for its financial assets and liabilities. Therefore, the primary impact to the Company upon its adoption of this guidance was to expand its fair value measurement disclosures.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of April 30, 2011 (in thousands):

	Fair Value at April 30, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$290	$—	$—	$290
SERP assets - employer	435	—	—	435
SERP assets - employee	15,403	—	—	15,403
Hedge derivatives	—	2,350	—	2,350

Total	$16,128	$2,350	$—	$18,478

Liabilities:
SERP liabilities - employee	$15,403	$—	$—	$15,403

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

NOTE 3 – EQUITY AND COMPREHENSIVE INCOME/ (LOSS)

The components of equity for the three months ended April 30, 2011 and 2010 are as follows (in thousands):

	Movado Group, Inc. Shareholders’ Equity
	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance, January 31, 2011	$259	$66	$149,492	$222,685	($111,331)	$93,028	$2,280	$356,479
Net income				491			20	511
Dividends paid				(746)				(746)
Stock options exercised, net of tax	1		101		(172)			(70)
Stock-based compensation expense			414					414
Net unrealized gain on investments, net of tax						5		5
Net change in effective portion of hedging contracts, net of tax						(319)		(319)
Foreign currency translation adjustment						17,487	155	17,642

Balance, April 30, 2011	$260	$66	$150,007	$222,430	($111,503)	$110,201	$2,455	$373,916

	Movado Group, Inc. Shareholders’ Equity
	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance, January 31, 2010	$251	$66	$138,076	$269,842	($102,071)	$67,390	$1,884	$375,438
Net (loss) / income				(12,399)			222	(12,177)
Stock options exercised, net of tax	1		333		(32)			302
Stock-based compensation expense			401					401
Net unrealized gain on investments, net of tax						58		58
Net change in effective portion of hedging contracts, net of tax						(141)		(141)
Foreign currency translation adjustment						(6,518)	(101)	(6,619)

Balance, April 30, 2010	$252	$66	$138,810	$257,443	($102,103)	$60,789	$2,005	$357,262

The components of comprehensive income / (loss) for the three months ended April 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended April 30,
	2011	2010
Net income / (loss)	$511	($12,177)
Net unrealized gain on investments, net of tax	5	58
Net change in effective portion of hedging contracts, net of tax	(319)	(141)
Foreign currency translation adjustments (1)	17,642	(6,619)

Comprehensive income / (loss)	17,839	(18,879)
Less: Comprehensive income attributable to noncontrolling interests	175	121

Total comprehensive income / (loss) attributable to Movado Group, Inc.	$17,664	($19,000)

(1)	The foreign currency translation adjustments are tax-affected to the extent they relate to non permanent investments in foreign subsidiaries.

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

Operating Segment Data for the Three Months Ended April 30, 2011 and 2010 (in thousands):

	Net Sales		Operating Income (Loss)
	2011	2010	2011	2010
Wholesale	$80,009	$63,769	$975	($5,672)
Retail	9,845	9,035	605	529

Consolidated total	$89,854	$72,804	$1,580	($5,143)

	Total Assets
	April 30, 2011	January 31, 2011	April 30, 2010
Wholesale	$438,936	$422,977	$419,612
Retail	21,081	20,880	33,165

Consolidated total	$460,017	$443,857	$452,777

Geographic Segment Data for the Three Months Ended April 30, 2011 and 2010 (in thousands):

	Net Sales		Operating (Loss) Income
	2011	2010	2011	2010
United States	$45,222	$39,045	($3,867)	($6,308)
International	44,632	33,759	5,447	1,165

Consolidated total	$89,854	$72,804	$1,580	($5,143)

United States and International net sales are net of intercompany sales of $42.8 million and $43.3 million for the three months ended April 30, 2011 and 2010, respectively.

	Total Assets
	April 30, 2011	January 31, 2011	April 30, 2010
United States	$180,609	$185,718	$189,962
International	279,408	258,139	262,815

Consolidated total	$460,017	$443,857	$452,777

	Long-Lived Assets
	April 30, 2011	January 31, 2011	April 30, 2010
United States	$29,915	$30,460	$31,442
International	7,727	8,065	10,322

Consolidated total	$37,642	$38,525	$41,764

NOTE 5 – INVENTORIES

Effective February 1, 2011, the Company changed its method of valuing its U.S. inventories to the average cost method. In prior years, primarily all U.S. inventories were valued using first-in, first-out (“FIFO”) method. With this change, all of the Company’s inventories are valued using the average cost method. The Company believes that the average cost method of inventory valuation is preferable because (1) it permits the Company to use a single method of accounting for all of the Company’s U.S. and international inventories, (2) the method aligns costing with the Company’s forecasting and procurement decisions, and (3) since a number of the Company’s key competitors use the average cost method, it improves comparability of the Company’s financial statements. The comparative consolidated financial statements of prior periods presented have been adjusted to apply the new accounting method retroactively. The change in accounting principle was applied retroactively as described in the applicable accounting guidance for accounting changes and error corrections.

The following line items within the Consolidated Statements of Operations were affected by the change in accounting policy (in thousands, except for per share data):

	For the Three Months Ended April 30, 2011
	As Computed under FIFO	As Reported under Average Cost	Effect of Change- Increase / (Decrease)
Cost of sales	$40,776	$41,232	$456
Income from continuing operations attributed to Movado Group, Inc. before income taxes	1,682	1,226	(456)
Provision for income taxes	715	715	—
Income from continuing operations, net of tax attributed to Movado Group, Inc.	947	491	(456)
(Loss) from discontinued operations, net of tax	—	—	—
Net income attributed to Movado Group, Inc.	947	491	(456)
Basic income per share:
Income per share from continuing operations attributed to Movado Group, Inc.	$0.04	$0.02	($0.02)
(Loss) per share for discontinued operations	$—	$—	$—
Net income per share attributed to Movado Group, Inc.	$0.04	$0.02	($0.02)
Diluted income per share:
Income per share from continuing operations attributed to Movado Group, Inc.	$0.04	$0.02	($0.02)
(Loss) per share for discontinued operations	$—	$—	$—
Net income per share attributed to Movado Group, Inc.	$0.04	$0.02	($0.02)

	For the Three Months Ended April 30, 2010
	As Computed under FIFO	As Reported under Average Cost	Effect of Change- Increase / (Decrease)
Cost of sales	$32,618	$34,306	$1,688
(Loss) from continuing operations attributed to Movado Group, Inc. before income taxes	(4,100)	(5,788)	(1,688)
Provision for income taxes	417	417	—
(Loss) from continuing operations, net of tax attributed to Movado Group, Inc.	(4,739)	(6,427)	(1,688)
(Loss) from discontinued operations, net of tax	(5,972)	(5,972)	—
Net (loss) attributed to Movado Group, Inc.	(10,711)	(12,399)	(1,688)
Basic (loss) per share:
(Loss) per share from continuing operations attributed to Movado Group, Inc.	($0.19)	($0.26)	($0.07)
(Loss) per share for discontinued operations	($0.24)	($0.24)	—
Net (loss) per share attributed to Movado Group, Inc.	($0.43)	($0.50)	($0.07)
Diluted (loss) per share:
(Loss) per share from continuing operations attributed to Movado Group, Inc.	($0.19)	($0.26)	($0.07)
(Loss) per share for discontinued operations	($0.24)	($0.24)	—
Net (loss) per share attributed to Movado Group, Inc.	($0.43)	($0.50)	($0.07)

The following line items within the Consolidated Balance Sheets were affected by the change in accounting policy (in thousands):

	April 30, 2011
	As Computed under FIFO	As Reported under Average cost	Effect of Change- Increase / (Decrease)
Inventories	$184,592	$185,885	$1,293
Other current assets*	2,570	2,497	(73)
Deferred income taxes	8,209	8,282	73
Retained earnings	221,137	222,430	1,293

	January 31, 2011
	As Computed under FIFO	As Reported under Average cost	Effect of Change- Increase / (Decrease)
Inventories	$179,516	$181,265	$1,749
Other current assets*	2,518	2,365	(153)
Deferred income taxes	8,164	8,317	153
Retained earnings	220,936	222,685	1,749

	April 30, 2011
	As Computed under FIFO	As Reported under Average cost	Effect of Change- Increase / (Decrease)
Inventories	$204,613	$206,911	$2,298
Other current assets*	3,073	2,707	(366)
Deferred income taxes	12,195	12,561	366
Retained earnings	255,145	257,443	2,298

*	As it relates to current deferred income taxes.

As a result of the accounting change, retained earnings as of February 1, 2010, increased from $265.9 million, as computed using the FIFO method, to $269.8 million using the average cost method.

There was no impact on net cash provided by operating activities as a result of this change in accounting policy.

Inventories consist of the following (in thousands):

	April 30, 2011	January 31, 2011	April 30, 2010
Finished goods	$94,661	$97,007	$128,809
Component parts	69,308	63,065	56,667
Work-in-process	21,916	21,193	21,435

	$185,885	$181,265	$206,911

NOTE 6 – DEBT AND LINES OF CREDIT

On July 17, 2009, the Company, together with Movado Group Delaware Holdings Corporation, Movado Retail Group, Inc. and Movado LLC each a wholly owned domestic subsidiary of the Company (together with the Company, the “Borrowers”), entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Bank of America, N.A. and Bank Leumi USA, as lenders, and Bank of America, N.A., as agent (in such capacity, the “Agent”). The parties amended the Loan Agreement by entering into Amendment No. 1 thereto (the “First Amendment”) on April 5, 2011. The Loan Agreement, as amended, provides a $55.0 million asset based senior secured revolving credit facility (the “Facility”), including a $15.0 million letter of credit subfacility. The maturity date of the Facility is July 17, 2012.

Availability under the Facility is determined by reference to a borrowing base which is based on the sum of a percentage of eligible accounts receivable and eligible inventory of the Borrowers. $10.0 million in availability is blocked until the date (the “Block Release Date”) on which the Borrowers have achieved for a four fiscal quarter period a consolidated fixed charge coverage ratio of at least 1.25 to 1.0 and have domestic EBITDA greater than $10.0 million. The availability block must remain in place for at least one year. The amount of the availability block will be reduced by the amount by which the borrowing base exceeds $55.0 million, up to a maximum reduction of $5.0 million. Availability under the Facility may be further reduced by certain reserves established by the Agent in its good faith credit judgment. As of April 30, 2011, total availability under the Facility, giving effect to the availability block, no outstanding borrowings and the letters of credit outstanding under the subfacility, was $44.0 million.

The initial applicable margin for LIBOR rate loans was 4.25% and for base rate loans was 3.25%. After July 17, 2010, the applicable margins decreased or increased by 0.25% per annum from the initial applicable margins depending on whether average availability for the most recently completed fiscal quarter was either greater than $12.5 million, or was $5.0 million or less, respectively. Beginning with the third quarter of fiscal 2011, the applicable margin decreased to 4.00% for LIBOR loans and 3.00% for base rate loans. The First Amendment reduced the applicable margin for both LIBOR rate loans and base rate loans by 1.25%. Accordingly, as of April 30, 2011 and based on current availability, the applicable margins were 2.75% and 1.75% for LIBOR and base rate loans, respectively.

Prior to the Block Release Date, if borrowing availability is less than $10.0 million (which threshold may be reduced to the extent the borrowing base exceeds $55.0 million, up to a maximum $5.0 million reduction), the Borrowers will be subject to a minimum EBITDA covenant. After the Block Release Date, the Borrowers will be subject to a minimum EBITDA covenant if borrowing availability is less than $15.0 million. As of April 30, 2011, the Borrowers were not subject to the minimum EBITDA covenant.

In addition, after the Block Release Date, if borrowing availability is less than $15.0 million, the Borrowers will be subject to a minimum fixed charge coverage ratio.

The Borrowers’ deposit accounts will be subject to cash dominion prior to the Block Release Date if borrowing availability is less than $7.5 million, but such threshold may be reduced to the extent the borrowing base exceeds $55.0 million, up to a maximum $5.0 million reduction. After the Block Release Date, cash dominion will be imposed if borrowing availability is less than $15.0 million. As of April 30, 2011, the Borrowers were not subject to cash dominion nor do the Borrowers expect to be subject to such a requirement in the foreseeable future.

The Loan Agreement, as amended, contains additional affirmative and negative covenants binding on the Borrowers and their subsidiaries that are customary for asset based facilities, including, but not limited to, restrictions and limitations on the incurrence of debt for borrowed money and liens, dispositions of assets, capital expenditures, dividends and other payments in respect of equity interests, the making of loans and equity investments, prepayments of subordinated and certain other debt, mergers, consolidations, liquidations and dissolutions, and transactions with affiliates. As amended, the Loan Agreement permits the Borrowers to pay dividends through July 17, 2012 in an aggregate amount not to exceed (a) $4.0 million during any four fiscal quarters or (b) $5.5 million during the entire period from February 1, 2011 through July 17, 2012, provided that no event of default has occurred and that, for the four fiscal quarter period most recently ended prior to the proposed dividend payment date, the Borrowers have achieved an adjusted consolidated fixed charge coverage ratio of at least 1.25 to 1.0 and have pro forma availability greater than $12.5 million. As of April 30, 2011, the Company believes it was in compliance with these financial covenants and had achieved the requisite adjusted consolidated fixed charge coverage ratio necessary to pay dividends. The Company presently expects that it will be able to pay dividends through the remaining term of the Facility.

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

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. As of April 30, 2011 and 2010, these lines of credit totaled 10.0 million Swiss francs for both periods, with dollar equivalents of $11.4 million and $9.2 million, respectively. As of April 30, 2011 and 2010, there were no borrowings against these lines. As of April 30, 2011, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $1.9 million in various foreign currencies.

NOTE 7 – EARNINGS PER SHARE

The Company presents net income per share on a basic and diluted basis. Basic earnings per share are computed using weighted-average shares outstanding during the period. Diluted earnings per share are computed using the weighted-average number of shares outstanding adjusted for dilutive common stock equivalents.

The weighted-average number of shares outstanding for basic earnings per share was 24,873,000 and 24,670,000 for the three months ended April 30, 2011 and 2010, respectively. For the three months ended April 30, 2011, the number of shares outstanding for diluted earnings per share was increased by 205,000, due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans. For the three months ended April 30, 2010, the number of shares outstanding for diluted earnings per share was the same as the number outstanding for basic earnings per share because the Company generated a net loss.

For the three months ended April 30, 2011 and April 30, 2010, approximately 708,000 and 812,000 of potentially dilutive common stock equivalents, respectively, were excluded from the computation of dilutive earnings per share because their effect would have been antidilutive.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

As of April 30, 2011, one bank in the domestic bank group had issued five irrevocable standby letters of credit for retail and operating facility leases to various landlords, for the administration of the Movado boutique private-label credit card and Canadian payroll to the Royal Bank of Canada. As of April 30, 2011, the Company had outstanding letters of credit totaling $0.7 million with expiration dates through March 10, 2013.

As of April 30, 2011, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $1.9 million in various foreign currencies.

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

NOTE 9 – INCOME TAXES

The Company recorded a tax expense of $0.7 million and $0.4 million for the three months ended April 30, 2011 and 2010, respectively. The effective tax rate for the three month period ended April 30, 2011 was 58.3%. The effective tax rate for the three month period ended April 30, 2010 was (7.2%) for continuing operations, including a charge of $2.5 million for increases to valuation allowances on net deferred tax assets. The effective tax rates for both periods include the application of accounting for income taxes in interim periods.

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company accounts for its derivative financial instruments in accordance with guidance which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. A significant portion of the Company’s purchases are denominated in Swiss francs. The Company reduces its exposure to the Swiss franc exchange rate risk through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. In the event these exposures do not offset, the Company uses various derivative financial instruments to further reduce the net exposures to currency fluctuations, predominately forward and option contracts. When entered into, the Company designates and documents these derivative instruments as a cash flow hedge of a specific underlying exposure, as well as the risk management objectives strategies for undertaking the hedge transactions. Changes in the fair value of a derivative that is designated and documented as a cash flow hedge and is highly effective, are recorded in other comprehensive income until the underlying transaction affects earnings, and then are later reclassified into earnings in the same account as the hedged transaction. The Company formally assesses, both at the inception and at each financial quarter thereafter, the effectiveness of the derivative instrument hedging the underlying forecasted cash flow transaction. Any ineffectiveness related to the derivative financial instruments’ change in fair value will be recognized in the period in which the ineffectiveness was calculated.

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

As of April 30, 2011, the Company’s entire net forward contracts hedging portfolio consisted of 32.0 million Swiss francs equivalent for various expiry dates ranging through October 21, 2011.

The following table summarizes the fair value and presentation in the Consolidated Balance sheets for derivatives not designated as hedging instruments under the relevant guidance as of April 30, (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	2011 Fair Value	2010 Fair Value	Balance Sheet Location	2011 Fair Value	2010 Fair Value
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$2,350	$9	Accrued Liabilities	$—	$1,231

Total Derivative Instruments		$2,350	$9		$—	$1,231

As of April 30, 2011, the balance of deferred net gains on derivative financial instruments documented as cash flow hedges included in accumulated other comprehensive income (“AOCI”) was $0.5 million in net losses, net of tax of $1.0 million, compared to $0.4 million in net losses, net of tax of $1.0 million as of April 30, 2010. The Company estimates that a substantial portion of the deferred net gains as of April 30, 2011 will be realized into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The primary underlying transaction which will cause the amount in AOCI to affect cost of goods sold consists of the Company’s sell through of inventory purchased in Swiss francs. The maximum length of time the Company is hedging its exposure to the fluctuation in future cash flows for forecasted transactions is 24 months. For the three months ended April 30, 2011 and 2010, the Company reclassified from AOCI to earnings $0.3 million of net gains, net of tax of $0 and $0.1 million of net gains, net of tax of $0, respectively.

During the three months ended April 30, 2011 and 2010, the Company recorded no charge related to its assessment of the effectiveness of its derivative hedge portfolio because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged. Changes in the contracts’ fair value due to spot-forward differences are excluded from the designated hedge relationship. The Company records these transactions in the cost of sales of the Consolidated Statements of Operations.

NOTE 11 – DISCONTINUED OPERATIONS

The Company closed its Movado boutique division effective the second quarter of fiscal 2011. As a result of that action, the Company is reporting the Movado boutiques’ financial activity as discontinued operations for all periods presented.

The following is a summary of the operating results of the Company’s discontinued operations:

	Three Months Ended April 30, 2011			Three Months Ended April 30, 2010
(In thousands)	Net Sales	Pretax Loss	Net Loss	Net Sales	Pretax Loss	Net Loss
Movado Boutiques	$—	$—	$—	$6,084	$5,972	$5,972

For the three months ended April 30, 2011 and 2010, the Company had no tax provision for its discontinued operations.

As a result of the Movado boutiques’ closing, the Company recorded $20.0 million of expenses primarily for occupancy charges, asset impairments, inventory write-downs and severance. The Company expects that the majority of the remaining liabilities will be paid during fiscal 2012.

A summary rollforward of costs related to the closing of the Movado boutiques is as follows (in thousands):

	Fiscal 2011 charges	Cash payments	Non-cash adjustments	Accrued balance at April 30, 2011
Occupancy charges (1)	$12,915	($13,513)	$1,284	$686
Asset impairments	3,432	—	(3,432)	—
Inventory write-downs	1,892	—	(1,892)	—
Severance	1,756	(1,749)	—	7

Total	$19,995	($15,262)	($4,040)	$693

(1)	Occupancy charges include expenses for lease buyouts, moving and legal expenses and reductions for the reversal of deferred rent accruals.

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

Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and the results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s most critical accounting policies have been discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

As of April 30, 2011, except as noted below, there have been no material changes to any of the critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

Effective February 1, 2011, the Company changed its method of valuing its U.S. inventories to the average cost method. In prior years, primarily all U.S. inventories were valued using first-in, first-out (“FIFO”) method. With this change, all of the Company’s inventories are valued using the average cost method. The Company believes that the average cost method of inventory valuation is preferable because (1) it permits the Company to use a single method of accounting for all of the Company’s U.S. and international inventories, (2) the method aligns costing with the Company’s forecasting and procurement decisions, and (3) since a number of the Company’s key competitors use the average cost method, it improves comparability of the Company’s financial statements. The comparative consolidated financial statements of prior periods presented have been adjusted to apply the new accounting method retroactively. The change in accounting principle was applied retroactively as described in the applicable accounting guidance for accounting changes and error corrections.

Recent Developments

As announced on May 27, 2010, the Company’s subsidiary, Movado Retail Group, Inc., closed its Movado boutique division during the Company’s second quarter ended July 31, 2010. All of the Movado boutiques were located in the United States. The Company incurred a charge of approximately $20.0 million in connection with the closing of the boutiques. This charge was primarily comprised of occupancy charges, asset impairments, inventory write-downs and severance. Beginning in the second quarter of fiscal 2011, the financial results of the boutiques are reported as discontinued operations and presented in a separate section on the face of the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows for all periods presented.

On April 5, 2011, the Company amended its Amended and Restated Loan and Security Agreement, dated July 17, 2009, with Bank of America, N.A. and Bank Leumi USA to modify certain covenants related to the payment of dividends and to reflect more favorable current market rate conditions. As a result of the Company’s strong financial position, the Company’s Board of Directors (the “Board”) decided to reinstate a quarterly cash dividend subject, in each quarter, to the Board’s review of the Company’s financial performance and other factors as determined by the Board. The Company anticipates a total annualized dividend of $0.12 per share of common stock and class A common stock, or approximately $3 million based on the current number of outstanding shares. However, the decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board, in its sole discretion.

Overview

The Company conducts its business primarily in two operating segments: Wholesale and Retail. The Company’s Wholesale segment includes the designing, manufacturing and distribution of quality watches. The Retail segment includes the Company’s outlet stores and the Movado brand flagship store. The Company also operates in two major geographic segments: United States and International. The following discussion of the Retail segment and the United States segment operating results no longer includes amounts related to the Movado boutiques as a result of closing the Movado boutique division during the second quarter of fiscal 2011. The financial results of the Movado boutiques are classified as discontinued operations for all periods presented.

The Company divides its watch business into distinct categories. The luxury category consists of the Ebel® and Concord® brands. The accessible luxury category consists of the Movado® and ESQ® by Movado brands. The licensed brands category represents brands distributed under license agreements and includes Coach®, HUGO BOSS®, Juicy Couture®, Lacoste® and Tommy Hilfiger®.

Results of operations for the three months ended April 30, 2011 as compared to the three months ended April 30, 2010

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Three Months Ended April 30,
	2011	2010
Wholesale:
United States	$35,377	$30,010
International	44,632	33,759

Total Wholesale	80,009	63,769
Retail	9,845	9,035

Net Sales	$89,854	$72,804

Net sales for the three months ended April 30, 2011 were $89.9 million, above prior year by $17.1 million or 23.4%. For the three months ended April 30, 2011, fluctuations in foreign currency exchange rates favorably impacted net sales by $2.2 million when compared to the prior year period.

Net sales for the three months ended April 30, 2011 in the wholesale segment were $80.0 million, above the prior year period by $16.2 million or 25.5%. The increase in wholesale net sales was driven by growth in both the U.S. and the international segments.

Net sales for the three months ended April 30, 2011 in the U.S. wholesale segment were $35.4 million, above the prior year period by $5.4 million or 17.9%, driven by sales increases in both the accessible luxury and licensed brand categories. Net sales in the accessible luxury category were above prior year by $5.0 million or 31.6%, primarily due to increased demand resulting from strong sell-through in the Company’s distribution channels, reflecting strong product innovation and the increased focus on and investment in marketing and advertising. In addition, prior year sales in the accessible luxury category were negatively impacted by the Company’s decision to limit sales to customers the Company believed to have heightened credit risk. Net sales in the licensed brand category were above the prior year period by $1.6 million or 16.9%. These sales increases were partially offset by lower net sales in the luxury category of $0.6 million when compared to the prior year period.

Net sales for the three months ended April 30, 2011 in the international wholesale segment were $44.6 million, above the prior year period by $10.9 million or 32.2%, with increases recorded in all watch brand categories. Net sales in the licensed brands category were above the prior year period by $6.9 million or 31.2%, primarily due to growth in existing markets resulting from higher demand. Net sales in the accessible luxury category were above the prior year period by $2.7 million, or 54.7%, primarily driven by higher sales in China and Latin America. Net sales in the luxury category were above the prior year period by $1.5 million, or 32.8%. For the three months ended April 30, 2011, fluctuations in foreign currency exchange rates favorably impacted net sales by $2.2 million when compared to the prior year period.

Net sales for the three months ended April 30, 2011 in the retail segment were $9.8 million, above the prior year period by $0.8 million or 9.0%. As of April 30, 2011, the Company operated 33 outlet stores and the Movado brand flagship store.

Gross Profit. Gross profit for the three months ended April 30, 2011 was $48.6 million or 54.1% of net sales as compared to $38.5 million or 52.9% of net sales for the three months ended April 30, 2010. The increase in gross profit of $10.1 million was primarily due to higher net sales and, to a lesser extent, the higher gross margin percentage achieved. The gross margin percentage for the three months ended April 30, 2011 was favorably impacted by a shift in channel and product mix, as well as fluctuations in currency.

Selling, General and Administrative (“SG&A”). SG&A expenses for the three months ended April 30, 2011 were $47.0 million, representing an increase of $3.4 million or 7.8%. The increase in SG&A expense includes higher marketing expense of $1.9 million resulting from expenses associated with the Company’s decision to increase investment in this area to drive sales growth. Additionally, higher compensation and benefit expense of $1.6 million was recorded during the current year period resulting from salary increases, the reinstatement of certain employee benefits and performance-based compensation. These expense increases were offset by lower bad debt expenses of $0.3 million. The effect of fluctuations in foreign currency exchange rates unfavorably impacted SG&A expenses for the three months ended April 30, 2011 by $0.5 million, which was the net result of increases from the translation of foreign subsidiary results, partially offset by lower transactional losses recorded year-over-year related to foreign denominated assets held in strengthening currencies.

Wholesale Operating Income / (Loss). Operating income of $1.0 million was recorded in the wholesale segment for the three months ended April 30, 2011, compared to an operating loss of $5.6 million recorded for the three months ended April 30, 2010. The $6.6 million increase in operating income was the net result of an increase in gross profit of $9.5 million, partially offset by an increase in SG&A expenses of $2.9 million. The increase in gross profit of $9.5 million was primarily attributed to higher net sales, and to a lesser extent, a higher gross margin percentage achieved year-over-year. The increase in SG&A expenses of $2.9 million was driven by higher marketing expenses of $1.9 million, higher compensation and benefit expenses of $1.5 million, as well as the unfavorable impact of foreign currency fluctuations of $0.5 million when compared to the prior year period. These increases were partially offset by lower bad debt expense of $0.3 million.

Retail Operating Income. Operating income of $0.6 million and $0.5 million was recorded in the retail segment for the three months ended April 30, 2011 and 2010, respectively. The $0.1 million increase in operating income was the net result of an increase in gross profit of $0.6 million, partially offset by an increase in SG&A expenses of $0.5 million. The increase in gross profit of $0.6 million was primarily attributed to the increase in sales volume year-over-year, and to a lesser extent, a higher gross margin percentage achieved. The increase in SG&A expenses of $0.5 million was primarily due to expenses for stores that were not open in the prior year period.

Interest Expense. Interest expense for the three months ended April 30, 2011 was $0.4 million which primarily consisted of the amortization of deferred financing costs. Interest expense for the three months ended April 30, 2010 was $0.7 million which primarily consisted of amortization of deferred financing costs, as well as interest on outstanding borrowings under the Company’s credit facility. For the three months ended April 30, 2011, the Company had no outstanding borrowings under its credit facility.

Interest Income. Interest income for both three month periods ended April 30, 2011 and 2010 was immaterial.

Income Taxes. The Company recorded a tax expense of $0.7 million and $0.4 million for the three months ended April 30, 2011 and 2010, respectively. The effective tax rate for the three month period ended April 30, 2011 was 58.3%. The effective tax rate for the three month period ended April 30, 2010 was (7.2%) for continuing operations, including a charge of $2.5 million for increases to valuation allowances on net deferred tax assets. The effective tax rates for both periods include the application of accounting for income taxes in interim periods.

Loss From Discontinued Operations. The Company records the financial results of its Movado boutique division as discontinued operations, which ceased doing business during the quarter ended July 31, 2010. For the three months ended April 30, 2010, the Company recorded a loss from discontinued operations of $6.0 million.

Net Income / (Loss) Attributed to Movado Group, Inc. For the three months ended April 30, 2011, the Company recorded net income of $0.5 million, as compared to a net loss of $12.4 million recorded for the three months ended April 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $3.6 million for three months ended April 30, 2011 compared to cash used of $5.9 million for the three months ended April 30, 2010. Cash provided by operating activities of $3.6 million for the fiscal 2012 period was primarily the result of net income for the period of $0.5 million and favorable non-cash items of $3.5 million. Cash used in operating activities for the fiscal 2011 period was $5.9 million, resulting from cash used in continuing operations of $3.5 million and cash used of $2.3 million attributed to discontinued operations related to the Movado boutiques. The cash used in continuing operating activities of $3.5 million for the fiscal 2011 period was primarily the result of the loss from continuing operations for the period of $6.2 million and an unfavorable change in working capital of $1.3 million, partially offset by favorable non-cash items of $4.0 million.

Cash used in investing activities amounted to $1.6 million for both the three months ended April 30, 2011 and 2010. The cash used during both periods consisted of capital expenditures which included integration of computer hardware and software in conjunction with the SAP enterprise resource planning system, as well as spending for tooling and design.

Cash used in financing activities amounted to $0.8 million for the three months ended April 30, 2011 compared to cash provided by financing activities of $0.3 million for the three months ended April 30, 2010. Cash used in financing activities for the three months ended April 30, 2011 was primarily to pay dividends. Cash provided by financing activities for the three months ended April 30, 2010 was the result of stock option exercises for the quarter.

On July 17, 2009, the Company, together with Movado Group Delaware Holdings Corporation, Movado Retail Group, Inc. and Movado LLC each a wholly owned domestic subsidiary of the Company (together with the Company, the “Borrowers”), entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Bank of America, N.A. and Bank Leumi USA, as lenders, and Bank of America, N.A., as agent (in such capacity, the “Agent”). The parties amended the Loan Agreement by entering into Amendment No. 1 thereto (the “First Amendment”) on April 5, 2011. The Loan Agreement, as amended, provides a $55.0 million asset based senior secured revolving credit facility (the “Facility”), including a $15.0 million letter of credit subfacility. The maturity date of the Facility is July 17, 2012.

Availability under the Facility is determined by reference to a borrowing base which is based on the sum of a percentage of eligible accounts receivable and eligible inventory of the Borrowers. $10.0 million in availability is blocked until the date (the “Block Release Date”) on which the Borrowers have achieved for a four fiscal quarter period a consolidated fixed charge coverage ratio of at least 1.25 to 1.0 and have domestic EBITDA greater than $10.0 million. The availability block must remain in place for at least one year. The amount of the availability block will be reduced by the amount by which the borrowing base exceeds $55.0 million, up to a maximum reduction of $5.0 million. Availability under the Facility may be further reduced by certain reserves established by the Agent in its good faith credit judgment. As of April 30, 2011, total availability under the Facility, giving effect to the availability block, no outstanding borrowings and the letters of credit outstanding under the subfacility, was $44.0 million.

The initial applicable margin for LIBOR rate loans was 4.25% and for base rate loans was 3.25%. After July 17, 2010, the applicable margins decreased or increased by 0.25% per annum from the initial applicable margins depending on whether average availability for the most recently completed fiscal quarter was either greater than $12.5 million, or was $5.0 million or less, respectively. Beginning with the third quarter of fiscal 2011, the applicable margin decreased to 4.00% for LIBOR loans and 3.00% for base rate loans. The First Amendment reduced the applicable margin for both LIBOR rate loans and base rate loans by 1.25%. Accordingly, as of April 30, 2011 and based on current availability, the applicable margins were 2.75% and 1.75% for LIBOR and base rate loans, respectively.

Prior to the Block Release Date, if borrowing availability is less than $10.0 million (which threshold may be reduced to the extent the borrowing base exceeds $55.0 million, up to a maximum $5.0 million reduction), the Borrowers will be subject to a minimum EBITDA covenant. After the Block Release Date, the Borrowers will be subject to a minimum EBITDA covenant if borrowing availability is less than $15.0 million. As of April 30, 2011, the Borrowers were not subject to the minimum EBITDA covenant.

In addition, after the Block Release Date, if borrowing availability is less than $15.0 million, the Borrowers will be subject to a minimum fixed charge coverage ratio.

The Borrowers’ deposit accounts will be subject to cash dominion prior to the Block Release Date if borrowing availability is less than $7.5 million, but such threshold may be reduced to the extent the borrowing base exceeds $55.0 million, up to a maximum $5.0 million reduction. After the Block Release Date, cash dominion will be imposed if borrowing availability is less than $15.0 million. As of April 30, 2011, the Borrowers were not subject to cash dominion nor do the Borrowers expect to be subject to such a requirement in the foreseeable future.

The Loan Agreement, as amended, contains additional affirmative and negative covenants binding on the Borrowers and their subsidiaries that are customary for asset based facilities, including, but not limited to, restrictions and limitations on the incurrence of debt for borrowed money and liens, dispositions of assets, capital expenditures, dividends and other payments in respect of equity interests, the making of loans and equity investments, prepayments of subordinated and certain other debt, mergers, consolidations, liquidations and dissolutions, and transactions with affiliates. As amended, the Loan Agreement permits the Borrowers to pay dividends through July 17, 2012 in an aggregate amount not to exceed (a) $4.0 million during any four fiscal quarters or (b) $5.5 million during the entire period from February 1, 2011 through July 17, 2012, provided that no event of default has occurred and that, for the four fiscal quarter period most recently ended prior to the proposed dividend payment date, the Borrowers have achieved an adjusted consolidated fixed charge coverage ratio of at least 1.25 to 1.0 and have pro forma availability greater than $12.5 million. As of April 30, 2011, the Company believes it was in compliance with these financial covenants and had achieved the requisite adjusted consolidated fixed charge coverage ratio necessary to pay dividends. The Company presently expects that it will be able to pay dividends through the remaining term of the Facility.

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

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. As of April 30, 2011 and 2010, these lines of credit totaled 10.0 million Swiss francs for both periods, with dollar equivalents of $11.4 million and $9.2 million, respectively. As of April 30, 2011 and 2010, there were no borrowings against these lines. As of April 30, 2011, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $1.9 million in various foreign currencies.

As a result of the Company’s strong financial position, the Board decided to reinstate a quarterly cash dividend subject, in each quarter, to the Board’s review of the Company’s financial performance and other factors as determined by the Board. Effective April 7, 2011 the Board approved the payment on April 29, 2011 of a cash dividend in the amount of $0.03 for each share of the Company’s outstanding common stock and class A common stock held by shareholders of record as of the close of business on April 18, 2011. The Company anticipates a total annualized dividend of $0.12 per share of common stock and class A common stock, or approximately $3 million based on the current number of outstanding shares. In April 2009, considering the economic environment at that time, the Board discontinued the payment of cash dividends in order to retain additional capital.

On April 15, 2008, the Board authorized a program to repurchase up to one million shares of the Company’s common stock. Under this authorization, the Company has the option to repurchase shares over time, with the amount and timing of repurchases depending on market conditions and corporate needs. The Company entered into a Rule 10b5-1 plan to facilitate repurchases of its shares under this authorization. A Rule 10b5-1 plan permits a company to repurchase shares at times when it might otherwise be prevented from doing so, provided the plan is adopted when the company is not aware of material non-public information. The Company may suspend or discontinue the repurchase of stock at any time. Under this share repurchase program, the Company had repurchased a total of 937,360 shares of common stock in the open market during the first and second quarters of fiscal 2009 at a total cost of approximately $19.5 million or $20.79 average per share. During the three months ended April 30, 2011, the Company did not repurchase shares of common stock under this program.

Cash at April 30, 2011 amounted to $109.3 million compared to $62.0 million at April 30, 2010. The increase in cash is primarily the result of cash provided by operations.

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

As of April 30, 2011, the Company’s entire net forward contracts hedging portfolio consisted of 32.0 million Swiss francs equivalent for various expiry dates ranging through October 21, 2011 compared to a portfolio of 42.0 million Swiss francs equivalent for various expiry dates ranging through October 26, 2010 as of April 30, 2010. If the Company were to settle its Swiss franc forward contracts at April 30, 2011, the net result would be a gain of $1.5 million, net of tax of $0.9 million. The Company had no Swiss franc option contracts related to cash flow hedges as of April 30, 2011 and 2010, respectively.

The Board authorized the hedging of the Company’s Swiss franc denominated investment in its wholly-owned Swiss subsidiaries using purchase options under certain limitations. These hedges are treated as net investment hedges under the relevant accounting guidance regarding derivative instruments. As of April 30, 2011 and 2010, the Company did not hold a purchased option hedge portfolio related to net investment hedging.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under its hedging program, the Company can purchase various commodity derivative instruments, primarily future contracts. These derivatives are documented as qualified cash flow hedges, and gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. The Company did not hold any future contracts in its gold hedge portfolio related to cash flow hedges as of April 30, 2011 and 2010, thus any changes in the gold price will have an equal effect on the Company’s cost of sales.

Debt and Interest Rate Risk

The Company has the capability to have certain debt obligations with variable interest rates, which are based on LIBOR plus a fixed additional interest rate. The Company does not hedge these interest rate risks. As of April 30, 2011, the Company had no outstanding debt. For additional information concerning potential changes to future interest obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) under the Securities Exchange Act, as amended. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended April 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in pending legal proceedings and claims in the ordinary course of business. Although the outcome of such matters cannot be determined with certainty, the Company’s general counsel and management believe that the final outcome of currently pending legal proceedings, individually or in the aggregate, would not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 1A.	Risk Factors

As of April 30, 2011, there have been no material changes to any of the risk factors previously reported in the Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On April 15, 2008, the Board of Directors authorized repurchase up to one million shares of the Company’s Common Stock. Under this authorization, the Company has the option to repurchase shares over time, with the amount and timing of repurchases depending on market conditions and corporate needs. The Company entered into a Rule 10b5-1 plan to facilitate repurchases of its shares under this authorization. A Rule 10b5-1 plan permits a company to repurchase shares at times when its might otherwise be prevented from doing so, provided the plan is adopted when the company is not aware of material non-public information. The Company may suspend or discontinue the repurchase of stock at any time. Under this share repurchase program, the Company had repurchased a total of 937,360 shares of Common Stock in the open market during the first and second quarters of fiscal year 2009 at a total cost of approximately $19.5 million or $20.79 per share. During the three months ended April 30, 2011, the Company has not repurchased shares of Common Stock under this program.

An aggregate of 11,301 shares have been repurchased during the three months ended April 30, 2011 as a result of the surrender of shares in connection with the vesting of certain restricted stock awards. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

The following table summarizes information about the Company’s purchases for the period ended April 30, 2011 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934:

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2011 - February 28, 2011	2,764	$14.78	—	62,640
March 1, 2011 - March 31, 2011	6,320	$14.85	—	62,640
April 1, 2011 - April 30, 2011	2,217	$16.97	—	62,640

Total	11,301	$15.25	—	62,640

Item 6.	Exhibits

10.1

Tenth Amendment to Lease dated March 10, 2011 between Mack-Cali Realty, L.P., as landlord, and the Registrant, as tenant, further amending the lease dated as of December 21, 2000. Incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2011.

10.2

Amendment No. 1 to Amended and Restated Loan and Security Agreement dated as of April 5, 2011 by and among Movado Group, Inc., Movado Group Delaware Holdings Corporation, Movado Retail Group, Inc. and Movado LLC, as Borrowers, Bank of America, N.A. and Bank Leumi USA, as lenders, and Bank of America, N.A., as agent. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 7, 2011.

18.1	Letter from PricewaterhouseCoopers LLP related to the change in preferable accounting principle dated June 2, 2011.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOVADO GROUP, INC.
(Registrant)

Dated:	June 2, 2011	By:	/s/ Sallie A. DeMarsilis
Sallie A. DeMarsilis
Senior Vice President,
Chief Financial Officer and
Principal Accounting Officer