Form 10-Q
period 2011-07-31
MOVADO GROUP INC
filed 2011-09-01
CIK 72573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2011

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

The number of shares outstanding of the registrant’s common stock and class A common stock as of August 25, 2011 were 18,234,362 and 6,633,747, respectively.

MOVADO GROUP, INC.

Index to Quarterly Report on Form 10-Q

July 31, 2011

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	July 31, 2011	January 31, 2011	July 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$128,781	$103,016	$54,326
Trade receivables	69,672	59,768	61,006
Inventories	196,611	181,265	205,787
Other current assets	32,461	30,541	46,679

Total current assets	427,525	374,590	367,798
Property, plant and equipment, net	37,308	38,525	40,521
Deferred income taxes	8,279	8,220	13,436
Other non-current assets	22,861	22,522	24,408

Total assets	$495,973	$443,857	$446,163

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$22,363	$21,487	$19,902
Accrued liabilities	43,555	39,734	41,095
Deferred and current income taxes payable	456	1,328	545

Total current liabilities	66,374	62,549	61,542
Long-term debt	—	—	10,000
Deferred and non-current income taxes payable	7,169	6,960	8,013
Other non-current liabilities	18,362	17,869	20,707

Total liabilities	91,905	87,378	100,262

Commitments and contingencies (Note 8)
Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 25,990,969, 25,910,838 and 25,251,478 shares issued, respectively	260	259	253
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,633,747, 6,634,319 and 6,634,319 shares issued and outstanding, respectively	66	66	66
Capital in excess of par value	150,745	149,492	139,229
Retained earnings	226,093	222,685	236,535
Accumulated other comprehensive income	135,985	93,028	69,948
Treasury Stock, 7,757,064, 7,743,676 and 7,176,267 shares, respectively, at cost	(111,539)	(111,331)	(102,131)

Total Movado Group, Inc. shareholders’ equity	401,610	354,199	343,900
Noncontrolling interests	2,458	2,280	2,001

Total equity	404,068	356,479	345,901

Total liabilities and equity	$495,973	$443,857	$446,163

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
Continuing operations:
Net sales	$113,231	$85,388	$203,085	$158,192
Cost of sales	52,285	40,977	93,516	75,282

Gross profit	60,946	44,411	109,569	82,910
Selling, general and administrative	55,932	46,607	102,975	90,249

Operating income / (loss)	5,014	(2,196)	6,594	(7,339)
Other Income (Note 12)	747	—	747	—
Interest expense	(315)	(676)	(698)	(1,348)
Interest income	17	27	46	54

Income / (loss) from continuing operations before income taxes	5,463	(2,845)	6,689	(8,633)
Provision for income taxes (Note 9)	875	375	1,590	792

Income / (loss) from continuing operations	4,588	(3,220)	5,099	(9,425)
Discontinued operations:
(Loss) from discontinued operations, net of tax (Note 11)	—	(17,703)	—	(23,675)

Net income / (loss)	4,588	(20,923)	5,099	(33,100)
Less: Income / (loss) attributed to noncontrolling interests	180	(15)	200	207

Net income / (loss) attributed to Movado Group, Inc.	$4,408	($20,908)	$4,899	($33,307)

Income / (loss) attributable to Movado Group, Inc.:
Income / (loss) from continuing operations, net of tax	$4,408	($3,205)	$4,899	($9,632)
(Loss) from discontinued operations, net of tax	—	(17,703)	—	(23,675)

Net income / (loss)	$4,408	($20,908)	$4,899	($33,307)

Basic income / (loss) per share:
Weighted basic average shares outstanding	24,913	24,747	24,894	24,709
Income / (loss) per share from continuing operations attributed to Movado Group, Inc.	$0.18	($0.13)	$0.20	($0.39)
(Loss) per share from discontinued operations	$—	($0.72)	$—	($0.96)
Net income / (loss) per share attributed to Movado Group, Inc.	$0.18	($0.84)	$0.20	($1.35)
Diluted income / (loss) per share:
Weighted diluted average shares outstanding	25,185	24,747	25,140	24,709
Income / (loss) per share from continuing operations attributed to Movado Group, Inc.	$0.18	($0.13)	$0.19	($0.39)
(Loss) per share from discontinued operations	$—	($0.72)	$—	($0.96)
Net income / (loss) per share attributed to Movado Group, Inc.	$0.18	($0.84)	$0.19	($1.35)
Dividends declared per share	$0.03	$—	$0.06	$—

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended July 31,
	2011	2010
Cash flows from operating activities:
Net income / (loss)	$5,099	($33,100)
Adjustments to reconcile net income / (loss) to net cash provided by / (used in) operating activities:
Loss from discontinued operations	—	23,675
Depreciation and amortization	5,900	7,221
Deferred income taxes	119	(827)
Stock-based compensation	851	796
Gain on sale of an asset held for sale	(747)	—
Changes in assets and liabilities:
Trade receivables	(6,988)	6,144
Inventories	4,561	(5,243)
Other current assets	4,211	(8,712)
Accounts payable	(309)	(2,704)
Accrued liabilities	429	6,540
Current income taxes payable	(892)	—
Other non-current assets	(349)	3,665
Other non-current liabilities	490	659

Net cash provided by / (used in) operating activities from continuing operations	12,375	(1,886)
Net cash (used in) operating activities from discontinued operations	(20)	(10,804)

Net cash provided by / (used in) operating activities	12,355	(12,690)

Cash flows from investing activities:
Capital expenditures	(3,184)	(3,165)
Trademarks	(91)	(114)
Proceeds from sale of an asset held for sale	1,165	—

Net cash (used in) investing activities from continuing operations	(2,110)	(3,279)
Net cash (used in) investing activities from discontinued operations	—	(100)

Net cash (used in) investing activities	(2,110)	(3,379)

Cash flows from financing activities:
Proceeds from bank borrowings	—	30,000
Repayments of bank borrowings	—	(30,000)
Stock options exercised and other changes	194	299
Distribution of noncontrolling interest earnings	(127)	—
Dividends paid	(1,491)	—

Net cash (used in) / provided by financing activities from continuing operations	(1,424)	299
Net cash (used in) financing activities from discontinued operations	—	—

Net cash (used in) / provided by financing activities	(1,424)	299

Effect of exchange rate changes on cash and cash equivalents	16,944	(879)

Net increase / (decrease) in cash and cash equivalents	25,765	(16,649)
Cash and cash equivalents at beginning of period	103,016	70,975

Cash and cash equivalents at end of period	$128,781	$54,326

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Movado Group, Inc. (the “Company”) in a manner consistent with that used in the preparation of the consolidated financial statements included in the Company’s fiscal 2011 Annual Report filed on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial position and results of operations for the periods presented. These consolidated financial statements should be read in conjunction with the aforementioned Annual Report. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of July 31, 2011 (in thousands):

	Fair Value at July 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$314	$—	$—	$314
SERP assets - employer	499	—	—	499
SERP assets - employee	15,153	—	—	15,153
Foreign currency derivatives	—	2,978	—	2,978

Total	$15,966	$2,978	$—	$18,944

Liabilities:
SERP liabilities - employee	$15,153	$—	$—	$15,153
Commodity derivatives	—	431	—	431

	$15,153	$431	$—	$15,584

The fair values of the Company’s available-for-sale securities are based on quoted prices. The commodity derivatives are entered into by the Company principally to reduce its exposure to the changing value of gold. Fair values of the Company’s commodity derivatives are calculated based on the quoted market price of gold. The foreign currency derivatives are entered into by the Company principally to reduce its exposure to the Swiss franc exchange rate risk. Fair values of the Company’s foreign currency derivatives are calculated based on quoted foreign exchange rates, quoted interest rates and market volatility factors. The assets related to the Company’s defined contribution supplemental executive retirement plan (“SERP”) consist of both employer (employee unvested) and employee assets which are invested in investment funds with fair values calculated based on quoted market prices. The SERP liability represents the Company’s liability to the employees in the plan for their vested balances.

NOTE 3 – EQUITY AND COMPREHENSIVE INCOME / (LOSS)

The components of equity for the six months ended July 31, 2011 and 2010 are as follows (in thousands):

	Movado Group, Inc. Shareholders’ Equity
	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance, January 31, 2011	$259	$66	$149,492	$222,685	($111,331)	$93,028	$2,280	$356,479
Net income				4,899			200	5,099
Dividends paid				(1,491)				(1,491)
Distribution of noncontrolling interest earnings							(127)	(127)
Stock options exercised, net of tax	1		363		(208)			156
Stock-based compensation expense			851					851
Supplemental executive retirement plan			39					39
Net unrealized gain on investments, net of tax						29		29
Net change in effective portion of hedging contracts, net of tax						(638)		(638)
Foreign currency translation adjustment						43,566	105	43,671

Balance, July 31, 2011	$260	$66	$150,745	$226,093	($111,539)	$135,985	$2,458	$404,068

	Movado Group, Inc. Shareholders’ Equity
	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance, January 31, 2010	$251	$66	$138,076	$269,842	($102,071)	$67,390	$1,884	$375,438
Net (loss) / income				(33,307)			207	(33,100)
Stock options exercised, net of tax	2		361		(60)			303
Stock-based compensation expense			796					796
Supplemental executive retirement plan			(4)					(4)
Net unrealized gain on investments, net of tax						82		82
Net change in effective portion of hedging contracts, net of tax						702		702
Foreign currency translation adjustment						1,774	(90)	1,684

Balance, July 31, 2010	$253	$66	$139,229	$236,535	($102,131)	$69,948	$2,001	$345,901

The components of comprehensive income / (loss) for the three and six months ended July 31, 2011 and 2010 are as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
Net income / (loss)	$4,588	($20,923)	$5,099	($33,100)
Net unrealized gain on investments, net of tax	24	24	29	82
Net change in effective portion of hedging contracts, net of tax	(319)	843	(638)	702
Foreign currency translation adjustments (1)	26,029	8,303	43,671	1,684

Comprehensive income / (loss)	30,322	(11,753)	48,161	(30,632)
Less: Comprehensive income / (loss) attributable to noncontrolling interests	130	(4)	305	117

Total comprehensive income / (loss) attributable to Movado Group, Inc.	$30,192	($11,749)	$47,856	($30,749)

(1)	The foreign currency translation adjustments are tax-affected to the extent they relate to non permanent investments in foreign subsidiaries.

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

Operating Segment Data for the Three Months Ended July 31, 2011 and 2010 (in thousands):

	Net Sales		Operating Income (Loss)
	2011	2010	2011	2010
Wholesale	$99,321	$72,040	$2,730	($4,686)
Retail	13,910	13,348	2,284	2,490

Consolidated total	$113,231	$85,388	$5,014	($2,196)

Operating Segment Data for the Six Months Ended July 31, 2011 and 2010 (in thousands):

	Net Sales		Operating Income (Loss)
	2011	2010	2011	2010
Wholesale	$179,330	$135,808	$3,705	($10,359)
Retail	23,755	22,384	2,889	3,020

Consolidated total	$203,085	$158,192	$6,594	($7,339)

	Total Assets
	July 31, 2011	January 31, 2011	July 31, 2010
Wholesale	$475,979	$422,977	$426,216
Retail	19,994	20,880	19,947

Consolidated total	$495,973	$443,857	$446,163

Geographic Segment Data for the Three Months Ended July 31, 2011 and 2010 (in thousands):

	Net Sales		Operating Income (Loss)
	2011	2010	2011	2010
United States	$60,461	$43,355	($4,784)	($3,980)
International	52,770	42,033	9,798	1,784

Consolidated total	$113,231	$85,388	$5,014	($2,196)

United States and International net sales are net of intercompany sales of $47.9 million and $42.3 million for the three months ended July 31, 2011 and 2010, respectively.

Geographic Segment Data for the Six Months Ended July 31, 2011 and 2010 (in thousands):

	Net Sales		Operating Income (Loss)
	2011	2010	2011	2010
United States	$105,683	$82,400	($8,651)	($10,294)
International	97,402	75,792	15,245	2,955

Consolidated total	$203,085	$158,192	$6,594	($7,339)

United States and International net sales are net of intercompany sales of $90.6 million and $85.6 million for the six months ended July 31, 2011 and 2010, respectively.

	Total Assets
	July 31, 2011	January 31, 2011	July 31, 2010
United States	$185,174	$185,718	$200,709
International	310,799	258,139	245,454

Consolidated total	$495,973	$443,857	$446,163

	Long-Lived Assets
	July 31, 2011	January 31, 2011	July 31, 2010
United States	$29,076	$30,460	$30,938
International	8,232	8,065	9,583

Consolidated total	$37,308	$38,525	$40,521

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

The following line items within the Consolidated Statements of Operations were affected by the change in accounting policy (in thousands, except for per share data):

	For the Three Months Ended July 31, 2011
	As Computed under FIFO	As Reported under Average Cost	Effect of Change- Increase / (Decrease)
Cost of sales	$52,209	$52,285	$76
Income from continuing operations before income taxes	5,539	5,463	(76)
Provision for income taxes	875	875	—
Income from continuing operations, net of tax attributed to Movado Group, Inc.	4,484	4,408	(76)
(Loss) from discontinued operations, net of tax	—	—	—
Net income attributed to Movado Group, Inc.	4,484	4,408	(76)
Basic income per share:
Income per share from continuing operations attributed to Movado Group, Inc.	$0.18	$0.18	$—
(Loss) per share for discontinued operations	$—	$—	$—
Net income per share attributed to Movado Group, Inc.	$0.18	$0.18	$—
Diluted income per share:
Income per share from continuing operations attributed to Movado Group, Inc.	$0.18	$0.18	$—
(Loss) per share for discontinued operations	$—	$—	$—
Net income per share attributed to Movado Group, Inc.	$0.18	$0.18	$—

	For the Three Months Ended July 31, 2010
	As Computed under FIFO	As Reported under Average Cost	Effect of Change- Increase / (Decrease)
Cost of sales	$39,823	$40,977	$1,154
(Loss) from continuing operations before income taxes	(1,691)	(2,845)	(1,154)
Provision for income taxes	375	375	—
(Loss) from continuing operations, net of tax attributed to Movado Group, Inc.	(2,051)	(3,205)	(1,154)
(Loss) from discontinued operations, net of tax	(17,703)	(17,703)	—
Net (loss) attributed to Movado Group, Inc.	(19,754)	(20,908)	(1,154)
Basic (loss) per share:
(Loss) per share from continuing operations attributed to Movado Group, Inc.	($0.08)	($0.13)	($0.05)
(Loss) per share for discontinued operations	($0.72)	($0.72)	—
Net (loss) per share attributed to Movado Group, Inc.	($0.80)	($0.84)	($0.04)

Diluted (loss) per share:
(Loss) per share from continuing operations attributed to Movado Group, Inc.	($0.08)	($0.13)	($0.05)
(Loss) per share for discontinued operations	($0.72)	($0.72)	—
Net (loss) per share attributed to Movado Group, Inc.	($0.80)	($0.84)	($0.04)

	For the Six Months Ended July 31, 2011
	As Computed under FIFO	As Reported under Average Cost	Effect of Change- Increase / (Decrease)
Cost of sales	$92,984	$93,516	$532
Income from continuing operations before income taxes	7,221	6,689	(532)
Provision for income taxes	1,590	1,590	—
Income from continuing operations, net of tax attributed to Movado Group, Inc.	5,431	4,899	(532)
(Loss) from discontinued operations, net of tax	—	—	—
Net income attributed to Movado Group, Inc.	5,431	4,899	(532)
Basic income per share:
Income per share from continuing operations attributed to Movado Group, Inc.	$0.22	$0.20	($0.02)
(Loss) per share for discontinued operations	$—	$—	$—
Net income per share attributed to Movado Group, Inc.	$0.22	$0.20	($0.02)
Diluted income per share:
Income per share from continuing operations attributed to Movado Group, Inc.	$0.22	$0.19	($0.03)
(Loss) per share for discontinued operations	$—	$—	$—
Net income per share attributed to Movado Group, Inc.	$0.22	$0.19	($0.03)

	For the Six Months Ended July 31, 2010
	As Computed under FIFO	As Reported under Average Cost	Effect of Change- Increase / (Decrease)
Cost of sales	$72,440	$75,282	$2,842
(Loss) from continuing operations before income taxes	(5,791)	(8,633)	(2,842)
Provision for income taxes	792	792	—
(Loss) from continuing operations, net of tax attributed to Movado Group, Inc.	(6,790)	(9,632)	(2,842)
(Loss) from discontinued operations, net of tax	(23,675)	(23,675)	—
Net (loss) attributed to Movado Group, Inc.	(30,465)	(33,307)	(2,842)

Basic (loss) per share:
(Loss) per share from continuing operations attributed to Movado Group, Inc.	($0.27)	($0.39)	($0.12)
(Loss) per share for discontinued operations	($0.96)	($0.96)	—
Net (loss) per share attributed to Movado Group, Inc.	($1.23)	($1.35)	($0.12)
Diluted (loss) per share:
(Loss) per share from continuing operations attributed to Movado Group, Inc.	($0.27)	($0.39)	($0.12)
(Loss) per share for discontinued operations	($0.96)	($0.96)	—
Net (loss) per share attributed to Movado Group, Inc.	($1.23)	($1.35)	($0.12)

The following line items within the Consolidated Balance Sheets were affected by the change in accounting policy (in thousands):

	July 31, 2011
	As Computed under FIFO	As Reported under Average Cost	Effect of Change- Increase / (Decrease)
Inventories	$195,394	$196,611	$1,217
Other current assets*	2,502	2,500	(2)
Deferred income taxes	8,277	8,279	2
Retained earnings	224,876	226,093	1,217

	January 31, 2011
	As Computed under FIFO	As Reported under Average Cost	Effect of Change- Increase / (Decrease)
Inventories	$179,516	$181,265	$1,749
Other current assets*	2,518	2,462	(56)
Deferred income taxes	8,164	8,220	56
Retained earnings	220,936	222,685	1,749

	July 31, 2010
	As Computed under FIFO	As Reported under Average Cost	Effect of Change- Increase / (Decrease)
Inventories	$204,643	$205,787	$1,144
Other current assets*	3,074	3,010	(64)
Deferred income taxes	13,372	13,436	64
Retained earnings	235,391	236,535	1,144

*	As it relates to current deferred income taxes.

As a result of the accounting change, retained earnings as of February 1, 2010, increased from $265.9 million, as computed using the FIFO method, to $269.8 million using the average cost method.

There was no impact on net cash provided by operating activities as a result of this change in accounting policy.

Inventories consist of the following (in thousands):

	July 31, 2011	January 31, 2011	July 31, 2010
Finished goods	$101,543	$97,007	$123,408
Component parts	79,995	63,065	60,808
Work-in-process	15,073	21,193	21,571

	$196,611	$181,265	$205,787

NOTE 6 – DEBT AND LINES OF CREDIT

On July 17, 2009, the Company, together with Movado Group Delaware Holdings Corporation, Movado Retail Group, Inc. and Movado LLC, each a wholly owned domestic subsidiary of the Company (together with the Company, the “Borrowers”), entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Bank of America, N.A. and Bank Leumi USA, as lenders, and Bank of America, N.A., as agent (in such capacity, the “Agent”). The parties amended the Loan Agreement by entering into Amendment No. 1 thereto (the “First Amendment”) on April 5, 2011. The Loan Agreement, as amended, provides a $55.0 million asset based senior secured revolving credit facility (the “Facility”), including a $15.0 million letter of credit subfacility. The maturity date of the Facility is July 17, 2012.

Availability under the Facility is determined by reference to a borrowing base which is based on the sum of a percentage of eligible accounts receivable and eligible inventory of the Borrowers. $10.0 million in availability is blocked until the date (the “Block Release Date”) on which the Borrowers have achieved for a four fiscal quarter period a consolidated fixed charge coverage ratio of at least 1.25 to 1.0 and have domestic EBITDA greater than $10.0 million. The availability block must remain in place for at least one year. The amount of the availability block will be reduced by the amount by which the borrowing base exceeds $55.0 million, up to a maximum reduction of $5.0 million. Availability under the Facility may be further reduced by certain reserves established by the Agent in its good faith credit judgment. As of July 31, 2011, total availability under the Facility, giving effect to the availability block, no outstanding borrowings and the letters of credit outstanding under the subfacility, was $48.4 million.

The initial applicable margin for LIBOR rate loans was 4.25% and for base rate loans was 3.25%. After July 17, 2010, the applicable margins decreased or increased by 0.25% per annum from the initial applicable margins depending on whether average availability for the most recently completed fiscal quarter was either greater than $12.5 million, or was $5.0 million or less, respectively. Beginning with the third quarter of fiscal 2011, the applicable margin decreased to 4.00% for LIBOR loans and 3.00% for base rate loans. The First Amendment reduced the applicable margin for both LIBOR rate loans and base rate loans by 1.25%. Accordingly, as of July 31, 2011 and based on current availability, the applicable margins were 2.75% and 1.75% for LIBOR and base rate loans, respectively.

Prior to the Block Release Date, if borrowing availability is less than $10.0 million (which threshold may be reduced to the extent the borrowing base exceeds $55.0 million, up to a maximum $5.0 million reduction), the Borrowers will be subject to a minimum EBITDA covenant. After the Block Release Date, the Borrowers will be subject to a minimum EBITDA covenant if borrowing availability is less than $15.0 million. As of July 31, 2011, the Borrowers were not subject to the minimum EBITDA covenant.

In addition, after the Block Release Date, if borrowing availability is less than $15.0 million, the Borrowers will be subject to a minimum fixed charge coverage ratio.

The Borrowers’ deposit accounts will be subject to cash dominion prior to the Block Release Date if borrowing availability is less than $7.5 million, but such threshold may be reduced to the extent the borrowing base exceeds $55.0 million, up to a maximum $5.0 million reduction. After the Block Release Date, cash dominion will be imposed if borrowing availability is less than $15.0 million. As of July 31, 2011, the Borrowers were not subject to cash dominion nor do the Borrowers expect to be subject to such a requirement in the foreseeable future.

The Loan Agreement, as amended, contains additional affirmative and negative covenants binding on the Borrowers and their subsidiaries that are customary for asset based facilities, including, but not limited to, restrictions and limitations on the incurrence of debt for borrowed money and liens, dispositions of assets, capital expenditures, dividends and other payments in respect of equity interests, the making of loans and equity investments, prepayments of subordinated and certain other debt, mergers, consolidations, liquidations and dissolutions, and transactions with affiliates. As amended, the Loan Agreement permits the Borrowers to pay dividends through July 17, 2012 in an aggregate amount not to exceed (a) $4.0 million during any four fiscal quarters or (b) $5.5 million during the entire period from February 1, 2011 through July 17, 2012, provided that no event of default has occurred and that, for the four fiscal quarter period most recently ended prior to the proposed dividend payment date, the Borrowers have achieved an adjusted consolidated fixed charge coverage ratio of at least 1.25 to 1.0 and have pro forma availability greater than $12.5 million. As of July 31, 2011, the Company believes it was in compliance with these financial covenants and had achieved the requisite adjusted consolidated fixed charge coverage ratio necessary to pay dividends. The Company presently expects that it will be able to pay dividends through the remaining term of the Facility.

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

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. As of July 31, 2011 and 2010, these lines of credit totaled 10.0 million Swiss francs for both periods, with dollar equivalents of $12.7 million and $9.6 million, respectively. As of July 31, 2011 and 2010, there were no borrowings against these lines. As of July 31, 2011, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $2.1 million in various foreign currencies.

NOTE 7 – EARNINGS PER SHARE

The Company presents net income per share on a basic and diluted basis. Basic earnings per share are computed using weighted-average shares outstanding during the period. Diluted earnings per share are computed using the weighted-average number of shares outstanding adjusted for dilutive common stock equivalents.

The weighted-average number of shares outstanding for basic earnings per share was 24,913,000 and 24,747,000 for the three months ended July 31, 2011 and 2010, respectively. For the three months ended July 31, 2011, the number of shares outstanding for diluted earnings per share was increased by 272,000, due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans. For the three months ended July 31, 2010, the number of shares outstanding for diluted earnings per share was the same as the number outstanding for basic earnings per share because the Company generated a net loss.

For the three months ended July 31, 2011 and July 31, 2010, approximately 560,000 and 788,000 of potentially dilutive common stock equivalents, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

The weighted-average number of shares outstanding for basic earnings per share was 24,894,000 and 24,709,000 for the six months ended July 31, 2011 and 2010, respectively. For the six months ended July 31, 2011, the number of shares outstanding for diluted earnings per share was increased by 246,000, due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans. For the six months ended July 31, 2010, the number of shares outstanding for diluted earnings per share was the same as the number outstanding for basic earnings per share because the Company generated a net loss.

For the six months ended July 31, 2011 and July 31, 2010, approximately 629,000 and 839,000 of potentially dilutive common stock equivalents, respectively, were excluded from the computation of dilutive earnings per share because their effect would have been antidilutive.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

As of July 31, 2011, one bank in the domestic bank group had issued five irrevocable standby letters of credit for retail and operating facility leases to various landlords, for the administration of the Movado boutique private-label credit card and Canadian payroll to the Royal Bank of Canada. As of July 31, 2011, the Company had outstanding letters of credit totaling $0.7 million with expiration dates through March 10, 2013.

As of July 31, 2011, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $2.1 million in various foreign currencies.

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

NOTE 9 – INCOME TAXES

The Company recorded a tax expense of $0.9 million and a tax expense of $0.4 million for the three months ended July 31, 2011 and 2010, respectively. The effective tax rate for the three month period ended July 31, 2011 was 16.0%. The effective tax rate for the three month period ended July 31, 2010 was (13.2%) for continuing operations.

The Company recorded a tax expense of $1.6 million and a tax expense of $0.8 million for the six months ended July 31, 2011 and 2010, respectively. The effective tax rate for the six month period ended July 31, 2011 was 23.8%. The effective tax rate for the six month period ended July 31, 2010 was (9.2%) for continuing operations.

All periods include the effects of changes to the valuation allowances on net deferred tax assets and the application of accounting for income taxes in interim periods.

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

During the fourth quarter of fiscal year ended January 31, 2011, the Company concluded it would significantly reduce its offering of gold watches, as it relates to non-core gold inventory. The Company decided to melt the non-core gold inventory because the current salvage value of the gold was adequate and could be easily and quickly realized, while significant excessive time, effort and costs would be required to sell the gold watches. As a result, the Company entered into commodity futures contracts to offset its exposure to the fluctuating value of gold. These futures contracts are not designated as qualified hedges and, therefore, changes in the fair value of these derivatives are recognized into earnings, thereby offsetting the earnings effect of fluctuations in the sale price of gold.

All of the Company’s derivative instruments have liquid markets to assess fair value. The Company does not enter into any derivative instruments for trading purposes.

As of July 31, 2011, the Company’s entire net forward contracts hedging portfolio consisted of 24.0 million Swiss francs equivalent with various expiry dates ranging through November 18, 2011.

As of July 31, 2011, the Company’s entire commodity futures contracts hedging portfolio consisted of approximately 4,400 ounces of gold equivalent with various expiry dates ranging through November 30, 2011.

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for derivatives as of July 31, 2011 and 2010 (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance	2011	2010	Balance	2011	2010
	Sheet	Fair	Fair	Sheet	Fair	Fair
	Location	Value	Value	Location	Value	Value
Derivatives designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$—	$1,667	Accrued Liabilities	$—	$—
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$2,978	$967	Accrued Liabilities	$—	$—
Commodity Future Contracts	Other Current Assets	—	—	Accrued Liabilities	431	—

Total Derivative Instruments		$2,978	$2,634		$431	$—

As of July 31, 2011, the balance of deferred net gains on derivative financial instruments documented as cash flow hedges included in accumulated other comprehensive income (“AOCI”) was $0.8 million in net losses, net of tax of $1.0 million, compared to $0.5 million in net gains, net of tax of $1.0 million as of July 31, 2010. The Company estimates that a substantial portion of the deferred net gains as of July 31, 2011 will be realized into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The Company’s sell through of inventory purchased in Swiss francs will primarily cause the amount in AOCI to affect cost of goods sold. The maximum length of time the Company hedges its exposure to the fluctuation in future cash flows for forecasted transactions is 24 months. For the three months ended July 31, 2011 and 2010, the Company reclassified from AOCI to earnings $0.3 million of net gains, net of tax of $0 and $0.2 million of net gains, net of tax of $0, respectively. For the six months ended July 31, 2011 and 2010, the Company reclassified from AOCI to earnings $0.6 million of net gains, net of tax of $0 and $0.3 million of net gains, net of tax of $0, respectively.

During the three and six months ended July 31, 2011 and 2010, the Company recorded no charge related to its assessment of the effectiveness of its derivative hedge portfolio because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged. Changes in the contracts’ fair value due to spot-forward differences are excluded from the designated hedge relationship. The Company records these transactions in the cost of sales of the Consolidated Statements of Operations.

NOTE 11 – DISCONTINUED OPERATIONS

The Company closed its Movado boutique division effective the second quarter of fiscal 2011. As a result of that action, the Company is reporting the Movado boutiques’ financial activity as discontinued operations for all periods presented.

The following is a summary of the operating results of the Company’s discontinued operations:

	Three Months Ended July 31, 2010			Six Months Ended July 31, 2010
(In thousands)	Net Sales	Pretax Loss	Net Loss	Net Sales	Pretax Loss	Net Loss
Movado Boutiques	$8,168	$17,703	$17,703	$14,252	$23,675	$23,675

For the three and six months ended July 31, 2010, the Company had no tax provision for its discontinued operations.

As a result of the Movado boutiques’ closing, the Company recorded $20.0 million of expenses primarily for occupancy charges, asset impairments, inventory write-downs and severance. The Company expects that the majority of the remaining liabilities will be paid during fiscal 2012.

A summary rollforward of costs related to the closing of the Movado boutiques is as follows (in thousands):

	Fiscal 2011 charges	Cash payments	Non-cash adjustments	Accrued balance at July 31, 2011
Occupancy charges (1)	$12,915	($13,514)	$1,284	$685
Asset impairments	3,432	—	(3,432)	—
Inventory write-downs	1,892	—	(1,892)	—
Severance	1,756	(1,749)	—	7

Total	$19,995	($15,263)	($4,040)	$692

(1)	Occupancy charges include expenses for lease buyouts, moving and legal expenses and reductions for the reversal of deferred rent accruals.

NOTE 12 – OTHER INCOME

Other income for the three and six months ended July 31, 2011 consisted of $0.7 million of pre-tax gain on the sale of a building. The Company received cash proceeds from the sale of $1.2 million. The building had been classified as an asset held for sale in other current assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q, including, without limitation, statements under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as statements in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, forecasts and projections about the Company, its future performance, the industry in which the Company operates and management’s assumptions. Words such as “expects”, “anticipates”, “targets”, “goals”, “projects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should” and variations of such words and similar expressions are also intended to identify such forward-looking statements. The Company cautions readers that forward-looking statements include, without limitation, those relating to the Company’s future business prospects, projected operating or financial results, revenues, working capital, liquidity, capital needs, plans for future operations, expectations regarding capital expenditures and operating expenses, effective tax rates, margins, interest costs, and income as well as assumptions relating to the foregoing. Forward-looking statements are subject to certain risks and uncertainties, some of which cannot be predicted or quantified. Actual results and future events could differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company’s reports filed with the SEC including, without limitation, the following: general economic and business conditions which may impact disposable income of consumers in the United States and the other significant markets where the Company’s products are sold, uncertainty regarding such economic and business conditions, trends in consumer debt levels and bad debt write-offs, general uncertainty related to possible terrorist attacks or natural disasters and the impact on consumer spending, changes in consumer preferences and popularity of particular designs, new product development and introduction, competitive products and pricing, seasonality, availability of alternative sources of supply in the case of the loss of any significant supplier or any supplier’s inability to fulfill the company’s orders, the loss of or curtailed sales to significant customers, the Company’s dependence on key employees and officers, the ability to successfully integrate the operations of acquired businesses without disruption to other business activities, the continuation of licensing arrangements with third parties, the ability to secure and protect trademarks, patents and other intellectual property rights, the ability to lease new stores on suitable terms in desired markets and to complete construction on a timely basis, the ability of the Company to successfully manage its expenses on a continuing basis, the continued availability to the Company of financing and credit on favorable terms, business disruptions, disease, general risks associated with doing business outside the United States including, without limitation, import duties, tariffs, quotas, political and economic stability, and success of hedging strategies with respect to currency exchange rate fluctuations.

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

As of July 31, 2011, except as noted below, there have been no material changes to any of the critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

Effective February 1, 2011, the Company changed its method of valuing its U.S. inventories to the average cost method. In prior years, primarily all U.S. inventories were valued using the first-in, first-out (“FIFO”) method. With this change, all of the Company’s inventories are now valued using the average cost method. The Company believes that the average cost method of inventory valuation is preferable because (1) it permits the Company to use a single method of accounting for all of the Company’s U.S. and international inventories, (2) the method aligns costing with the Company’s forecasting and procurement decisions, and (3) since a number of the Company’s key competitors use the average cost method, it improves comparability of the Company’s financial statements. The comparative consolidated financial statements of prior periods presented have been adjusted to apply the new accounting method retroactively. The change in accounting principle was applied retroactively as described in the applicable accounting guidance for accounting changes and error corrections.

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

Results of operations for the three months ended July 31, 2011 as compared to the three months ended July 31, 2010

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Three Months Ended July 31,
	2011	2010
Wholesale:
United States	$46,551	$30,007
International	52,770	42,033

Total Wholesale	99,321	72,040
Retail	13,910	13,348

Net Sales	$113,231	$85,388

Net sales for the three months ended July 31, 2011 were $113.2 million, above prior year by $27.8 million or 32.6%. For the three months ended July 31, 2011, fluctuations in foreign currency exchange rates favorably impacted net sales by $6.1 million when compared to the prior year period.

Net sales for the three months ended July 31, 2011 in the wholesale segment were $99.3 million, above the prior year period by $27.3 million or 37.9%. The increase in wholesale net sales was driven by growth in both the U.S. and the international segments.

Net sales for the three months ended July 31, 2011 in the U.S. wholesale segment were $46.6 million, above the prior year period by $16.5 million or 55.1%, driven by sales increases in both the accessible luxury and licensed brand categories. Net sales in the accessible luxury category were above prior year by $10.3 million or 59.8%, primarily due to strong sell-through in the Company’s distribution channels, resulting from product innovation, such as Movado Bold, and the increased focus and spending on marketing and advertising. Net sales in the licensed brand category were above the prior year period by $6.0 million or 57.3%, primarily due to increased demand driven by innovative product designs at key price points that are resonating well with customers. Net sales in the luxury category were relatively flat year-over-year.

Net sales for the three months ended July 31, 2011 in the international wholesale segment were $52.8 million, above the prior year period by $10.7 million or 25.5%, with increases recorded in all watch brand categories. Net sales in the licensed brands category were above the prior year period by $7.1 million or 30.5%, primarily due to growth in existing markets resulting from higher demand. Net sales in the luxury category were above the prior year period by $2.2 million, or 24.9%, primarily as the result of sales of select non-core gold watch offerings of the category. Net sales in the accessible luxury category were above the prior year period by $0.4 million, or 5.6%, primarily driven by higher sales in China. For the three months ended July 31, 2011, fluctuations in foreign currency exchange rates favorably impacted net sales by $6.1 million when compared to the prior year period.

Net sales for the three months ended July 31, 2011 in the retail segment were $13.9 million, above the prior year period by $0.6 million or 4.2%. The increase in sales was attributable to an increase in the number of stores operated when compared to the prior year. As of July 31, 2011, the Company operated 33 outlet stores and the Movado brand flagship store.

Gross Profit. Gross profit for the three months ended July 31, 2011 was $60.9 million or 53.8% of net sales as compared to $44.4 million or 52.0% of net sales for the three months ended July 31, 2010. The increase in gross profit of $16.5 million was primarily due to higher net sales and, to a lesser extent, the higher gross margin percentage achieved. The gross margin percentage for the three months ended July 31, 2011 was favorably impacted by approximately 220 basis points due to a shift in channel and product mix. The gross margin percentage for the three months ended July 31, 2011 was also favorably impacted by approximately 100 basis points resulting from leverage gained on certain fixed costs due to the increase in sales volume year-over-year. When compared to the prior year period, the gross margin for the three months ended July 31, 2011 was unfavorably impacted by approximately 120 basis points due to fluctuations in foreign currency exchange rates. Additionally, the gross margin for the three months ended July 31, 2011 was unfavorably impacted by approximately 40 basis points resulting from sales in the current period of excess watch movements as part of the Company’s inventory reduction initiative.

Selling, General and Administrative (“SG&A”). SG&A expenses for the three months ended July 31, 2011 were $55.9 million, representing an increase of $9.3 million or 20.0%. The increase in SG&A expense includes higher marketing expense of $2.8 million resulting from expenses associated with the Company’s decision to increase spending in this area to drive sales growth. Additionally, higher compensation and benefit expense of $3.0 million was recorded during the current year period resulting from salary increases, the reinstatement of certain employee benefits and performance-based compensation. The effect of fluctuations in foreign currency exchange rates unfavorably impacted SG&A expenses for the three months ended July 31, 2011 by $3.1 million, of which $2.7 million was the result of increases from the translation of foreign subsidiary results and $0.4 million was the result of higher transactional losses recorded year-over-year related to foreign denominated assets held in weakening currencies.

Wholesale Operating Income / (Loss). Operating income of $2.7 million was recorded in the wholesale segment for the three months ended July 31, 2011, compared to an operating loss of $4.7 million recorded for the three months ended July 31, 2010. The $7.4 million increase in operating income was the net result of an increase in gross profit of $16.1 million, partially offset by an increase in SG&A expenses of $8.7 million. The increase in gross profit of $16.1 million was primarily attributed to higher net sales, and to a lesser extent, a higher gross margin percentage achieved year-over-year. The increase in SG&A expenses of $8.7 million was driven by higher marketing expenses of $2.8 million, higher compensation and benefit expenses of $2.6 million, as well as the unfavorable impact of foreign currency fluctuations of $3.1 million when compared to the prior year period.

Retail Operating Income. Operating income of $2.3 million and $2.5 million was recorded in the retail segment for the three months ended July 31, 2011 and 2010, respectively. The $0.2 million decrease in operating income was the net result of an increase in gross profit of $0.5 million, more than offset by an increase in SG&A expenses of $0.7 million. The increase in gross profit of $0.5 million was primarily attributed to the increase in sales volume year-over-year and, to a lesser extent, a higher gross margin percentage achieved. The increase in SG&A expenses of $0.7 million was primarily due to expenses for stores that were not open in the prior year period.

Other Income. The Company recorded other income of $0.7 million for the three months ended July 31, 2011 resulting from the pre-tax gain on the sale of a building.

Interest Expense. Interest expense for the three months ended July 31, 2011 was $0.3 million which primarily consisted of the amortization of deferred financing costs. Interest expense for the three months ended July 31, 2010 was $0.7 million which primarily consisted of amortization of deferred financing costs, as well as interest on outstanding borrowings under the Company’s credit facility. For the three months ended July 31, 2011, the Company had no outstanding borrowings under its credit facility.

Interest Income. Interest income for both three month periods ended July 31, 2011 and 2010 was immaterial.

Income Taxes. The Company recorded a tax expense of $0.9 million and $0.4 million for the three months ended July 31, 2011 and 2010, respectively. The effective tax rate for the three month period ended July 31, 2011 was 16.0%. The effective tax rate for the three month period ended July 31, 2010 was (13.2%) for continuing operations. The effective tax rates for both periods include changes to valuation allowances on net deferred tax assets and the application of accounting for income taxes in interim periods.

Loss From Discontinued Operations. The Company records the financial results of its Movado boutique division as discontinued operations, which ceased doing business during the quarter ended July 31, 2010. For the three months ended July 31, 2010, the Company recorded a loss from discontinued operations of $17.7 million.

Net Income / (Loss) Attributed to Movado Group, Inc. For the three months ended July 31, 2011, the Company recorded net income of $4.4 million, as compared to a net loss of $20.9 million recorded for the three months ended July 31, 2010.

Results of operations for the six months ended July 31, 2011 as compared to the six months ended July 31, 2010

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Six Months Ended July 31,
	2011	2010
Wholesale:
United States	$81,928	$60,016
International	97,402	75,792

Total Wholesale	179,330	135,808
Retail	23,755	22,384

Net Sales	$203,085	$158,192

Net sales for the six months ended July 31, 2011 were $203.1 million, above prior year by $44.9 million or 28.4%. For the six months ended July 31, 2011, fluctuations in foreign currency exchange rates favorably impacted net sales by $8.3 million when compared to the prior year period.

Net sales for the six months ended July 31, 2011 in the wholesale segment were $179.3 million, above the prior year period by $43.5 million or 32.0%. The increase in wholesale net sales was driven by growth in both the U.S. and the international segments.

Net sales for the six months ended July 31, 2011 in the U.S. wholesale segment were $81.9 million, above the prior year period by $21.9 million or 36.5%, driven by sales increases in both the accessible luxury and licensed brand categories. Net sales in the accessible luxury category were above prior year by $15.3 million or 46.2%, primarily due to strong sell-through in the Company’s distribution channels, resulting from product innovation, such as Movado Bold, and the increased focus and spending on marketing and advertising. Additionally, prior year sales in the accessible luxury category were negatively impacted by the Company’s decision to limit sales to customers the Company believed to have heightened credit risk. Net sales in the licensed brand category were above the prior year period by $7.6 million or 38.1%, primarily due to increased demand driven by innovative product designs at key price points that are resonating well with customers. These sales increases were partially offset by lower net sales in the luxury category of $0.6 million when compared to the prior year period.

Net sales for the six months ended July 31, 2011 in the international wholesale segment were $97.4 million, above the prior year period by $21.6 million or 28.5%, with increases recorded in all watch brand categories. Net sales in the licensed brands category were above the prior year period by $14.0 million or 30.8%, primarily due to growth in existing markets resulting from higher demand. Net sales in the accessible luxury category were above the prior year period by $3.1 million, or 24.6%, primarily driven by higher sales in China. Net sales in the luxury category were above the prior year period by $3.7 million, or 27.6%, primarily as the result of sales of select non-core gold watch offerings of the category. For the six months ended July 31, 2011, fluctuations in foreign currency exchange rates favorably impacted net sales by $8.3 million when compared to the prior year period.

Net sales for the six months ended July 31, 2011 in the retail segment were $23.8 million, above the prior year period by $1.4 million or 6.1%. The increase in sales was attributable to an increase in the number of stores operated when compared to the prior year.

Gross Profit. Gross profit for the six months ended July 31, 2011 was $109.6 million or 54.0% of net sales as compared to $82.9 million or 52.4% of net sales for the six months ended July 31, 2010. The increase in gross profit of $26.7 million was primarily due to higher net sales and, to a lesser extent, the higher gross margin percentage achieved. The gross margin percentage for the six months ended July 31, 2011 was favorably impacted by approximately 110 basis points resulting from leverage gained on certain fixed costs due to the increase in sales volume year-over-year. The gross margin percentage for the six months ended July 31, 2011 was also favorably impacted by approximately 60 basis points due to a shift in channel and product mix. Additionally, the gross margin for the six months ended July 31, 2011 was unfavorably impacted by approximately 20 basis points resulting from sales in the current period of excess watch movements as part of the Company’s inventory reduction initiative.

Selling, General and Administrative (“SG&A”). SG&A expenses for the six months ended July 31, 2011 were $103.0 million, representing an increase of $12.7 million or 14.1%. The increase in SG&A expense includes higher marketing expense of $4.6 million resulting from expenses associated with the Company’s decision to increase spending in this area in an effort to drive sales growth. Additionally, higher compensation and benefit expense of $4.3 million was recorded during the current year period resulting from salary increases, the reinstatement of certain employee benefits and performance-based compensation. The effect of fluctuations in foreign currency exchange rates unfavorably impacted SG&A expenses for the six months ended July 31, 2011 by $3.6 million, of which $4.0 million was the result of increases from the translation of foreign subsidiary results, partially offset by lower transactional losses recorded year-over-year of $0.4 million related to foreign denominated assets held in weakening currencies.

Wholesale Operating Income / (Loss). Operating income of $3.7 million was recorded in the wholesale segment for the six months ended July 31, 2011, compared to an operating loss of $10.4 million recorded for the six months ended July 31, 2010. The $14.1 million increase in operating income was the net result of an increase in gross profit of $25.6 million, partially offset by an increase in SG&A expenses of $11.5 million. The increase in gross profit of $25.6 million was primarily attributed to higher net sales and, to a lesser extent, a higher gross margin percentage achieved year-over-year. The increase in SG&A expenses of $11.5 million was driven by higher marketing expenses of $4.6 million, higher compensation and benefit expenses of $3.7 million, as well as the unfavorable impact of foreign currency fluctuations of $3.6 million when compared to the prior year period.

Retail Operating Income. Operating income of $2.9 million and $3.0 million was recorded in the retail segment for the six months ended July 31, 2011 and 2010, respectively. The $0.1 million decrease in operating income was the net result of an increase in gross profit of $1.1 million, more than offset by an increase in SG&A expenses of $1.2 million. The increase in gross profit of $1.1 million was primarily attributed to the increase in sales volume year-over-year, and to a lesser extent, a higher gross margin percentage achieved. The increase in SG&A expenses of $1.2 million was primarily due to expenses for stores that were not open in the prior year period.

Other Income. The Company recorded other income of $0.7 million for the six months ended July 31, 2011 resulting from the pre-tax gain on the sale of a building.

Interest Expense. Interest expense for the six months ended July 31, 2011 was $0.7 million which primarily consisted of the amortization of deferred financing costs. Interest expense for the six months ended July 31, 2010 was $1.3 million which primarily consisted of amortization of deferred financing costs, as well as interest on outstanding borrowings under the Company’s credit facility. For the six months ended July 31, 2011, the Company had no outstanding borrowings under its credit facility.

Interest Income. Interest income for both six month periods ended July 31, 2011 and 2010 was immaterial.

Income Taxes. The Company recorded a tax expense of $1.6 million and $0.8 million for the six months ended July 31, 2011 and 2010, respectively. The effective tax rate for the six month period ended July 31, 2011 was 23.8%. The effective tax rate for the six month period ended July 31, 2010 was (9.2%) for continuing operations. The effective tax rates for both periods include changes to valuation allowances on net deferred tax assets and the application of accounting for income taxes in interim periods.

Loss From Discontinued Operations. The Company records the financial results of its Movado boutique division as discontinued operations, which ceased doing business during the quarter ended July 31, 2010. For the six months ended July 31, 2010, the Company recorded a loss from discontinued operations of $23.7 million.

Net Income / (Loss) Attributed to Movado Group, Inc. For the six months ended July 31, 2011, the Company recorded net income of $4.9 million, as compared to a net loss of $33.3 million recorded for the six months ended July 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $12.4 million for the six months ended July 31, 2011 compared to cash used of $12.7 million for the six months ended July 31, 2010. Cash provided by operating activities of $12.4 million for the fiscal 2012 period was primarily the result of net income for the period of $5.1 million and favorable non-cash items of $6.1 million. Cash used in operating activities for the fiscal 2011 period was $12.7 million, resulting from cash used in continuing operations of $1.9 million and cash used of $10.8 million attributed to discontinued operations related to the Movado boutiques. The cash used in continuing operating activities of $1.9 million for the fiscal 2011 period was primarily the result of the loss from continuing operations for the period of $9.4 million, partially offset by favorable non-cash items of $7.2 million.

Cash used in investing activities amounted to $2.1 million for the six months ended July 31, 2011 compared to cash used of $3.4 million for the six months ended July 31, 2010. The cash used during both periods consisted of capital expenditures which included integration of computer hardware and software in conjunction with the SAP enterprise resource planning system, as well as spending for tooling and design. For the six months ended July 31, 2011, the cash used in investing activities of $2.1 million also included proceeds from a sale of an asset held for sale of $1.2 million.

Cash used in financing activities amounted to $1.4 million for the six months ended July 31, 2011 compared to cash provided by financing activities of $0.3 million for the six months ended July 31, 2010. Cash used in financing activities for the six months ended July 31, 2011 was primarily to pay dividends. Cash provided by financing activities for the six months ended July 31, 2010 was the result of stock option exercises for the quarter.

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

Availability under the Facility is determined by reference to a borrowing base which is based on the sum of a percentage of eligible accounts receivable and eligible inventory of the Borrowers. $10.0 million in availability is blocked until the date (the “Block Release Date”) on which the Borrowers have achieved for a four fiscal quarter period a consolidated fixed charge coverage ratio of at least 1.25 to 1.0 and have domestic EBITDA greater than $10.0 million. The availability block must remain in place for at least one year. The amount of the availability block will be reduced by the amount by which the borrowing base exceeds $55.0 million, up to a maximum reduction of $5.0 million. Availability under the Facility may be further reduced by certain reserves established by the Agent in its good faith credit judgment. As of July 31, 2011, total availability under the Facility, giving effect to the availability block, no outstanding borrowings and the letters of credit outstanding under the subfacility, was $48.4 million.

The initial applicable margin for LIBOR rate loans was 4.25% and for base rate loans was 3.25%. After July 17, 2010, the applicable margins decreased or increased by 0.25% per annum from the initial applicable margins depending on whether average availability for the most recently completed fiscal quarter was either greater than $12.5 million, or was $5.0 million or less, respectively. Beginning with the third quarter of fiscal 2011, the applicable margin decreased to 4.00% for LIBOR loans and 3.00% for base rate loans. The First Amendment reduced the applicable margin for both LIBOR rate loans and base rate loans by 1.25%. Accordingly, as of July 31, 2011 and based on current availability, the applicable margins were 2.75% and 1.75% for LIBOR and base rate loans, respectively.

Prior to the Block Release Date, if borrowing availability is less than $10.0 million (which threshold may be reduced to the extent the borrowing base exceeds $55.0 million, up to a maximum $5.0 million reduction), the Borrowers will be subject to a minimum EBITDA covenant. After the Block Release Date, the Borrowers will be subject to a minimum EBITDA covenant if borrowing availability is less than $15.0 million. As of July 31, 2011, the Borrowers were not subject to the minimum EBITDA covenant.

In addition, after the Block Release Date, if borrowing availability is less than $15.0 million, the Borrowers will be subject to a minimum fixed charge coverage ratio.

The Borrowers’ deposit accounts will be subject to cash dominion prior to the Block Release Date if borrowing availability is less than $7.5 million, but such threshold may be reduced to the extent the borrowing base exceeds $55.0 million, up to a maximum $5.0 million reduction. After the Block Release Date, cash dominion will be imposed if borrowing availability is less than $15.0 million. As of July 31, 2011, the Borrowers were not subject to cash dominion nor do the Borrowers expect to be subject to such a requirement in the foreseeable future.

The Loan Agreement, as amended, contains additional affirmative and negative covenants binding on the Borrowers and their subsidiaries that are customary for asset based facilities, including, but not limited to, restrictions and limitations on the incurrence of debt for borrowed money and liens, dispositions of assets, capital expenditures, dividends and other payments in respect of equity interests, the making of loans and equity investments, prepayments of subordinated and certain other debt, mergers, consolidations, liquidations and dissolutions, and transactions with affiliates. As amended, the Loan Agreement permits the Borrowers to pay dividends through July 17, 2012 in an aggregate amount not to exceed (a) $4.0 million during any four fiscal quarters or (b) $5.5 million during the entire period from February 1, 2011 through July 17, 2012, provided that no event of default has occurred and that, for the four fiscal quarter period most recently ended prior to the proposed dividend payment date, the Borrowers have achieved an adjusted consolidated fixed charge coverage ratio of at least 1.25 to 1.0 and have pro forma availability greater than $12.5 million. As of July 31, 2011, the Company believes it was in compliance with these financial covenants and had achieved the requisite adjusted consolidated fixed charge coverage ratio necessary to pay dividends. The Company presently expects that it will be able to pay dividends through the remaining term of the Facility.

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

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. As of July 31, 2011 and 2010, these lines of credit totaled 10.0 million Swiss francs for both periods, with dollar equivalents of $12.7 million and $9.6 million, respectively. As of July 31, 2011 and 2010, there were no borrowings against these lines. As of July 31, 2011, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $2.1 million in various foreign currencies.

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

The Company paid dividends of $0.06 per share or approximately $1.5 million, for the six months ended July 31, 2011. No cash dividend was paid for the six months ended July 31, 2010.

On April 15, 2008, the Board authorized a program to repurchase up to one million shares of the Company’s common stock. Under this authorization, the Company has the option to repurchase shares over time, with the amount and timing of repurchases depending on market conditions and corporate needs. The Company may suspend or discontinue the repurchase of stock at any time. Under this share repurchase program, the Company had repurchased a total of 937,360 shares of common stock in the open market during the first and second quarters of fiscal 2009 at a total cost of approximately $19.5 million or $20.79 average per share. During the six months ended July 31, 2011, the Company did not repurchase shares of common stock under this program.

Cash at July 31, 2011 amounted to $128.8 million compared to $54.3 million at July 31, 2010. The increase in cash is primarily the result of cash provided by operations.

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

As of July 31, 2011, the Company’s entire net forward contracts hedging portfolio consisted of 24.0 million Swiss francs equivalent with various expiry dates ranging through November 18, 2011 compared to a portfolio of 58.0 million Swiss francs equivalent for various expiry dates ranging through January 27, 2011 as of July 31, 2010. If the Company were to settle its Swiss franc forward contracts at July 31, 2011, the net result would be a gain of $1.8 million, net of tax of $1.1 million. The Company had no Swiss franc option contracts related to cash flow hedges as of July 31, 2011 and 2010.

The Board authorized the hedging of the Company’s Swiss franc denominated investment in its wholly-owned Swiss subsidiaries using purchase options under certain limitations. These hedges are treated as net investment hedges under the relevant accounting guidance regarding derivative instruments. As of July 31, 2011 and 2010, the Company did not hold a purchased option hedge portfolio related to net investment hedging.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under its hedging program, the Company can purchase various commodity derivative instruments, primarily future contracts. These derivatives are documented as qualified cash flow hedges, and gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. The Company did not hold any future contracts in its gold hedge portfolio related to cash flow hedges as of July 31, 2011 and 2010, thus any changes in the gold price will have an equal effect on the Company’s cost of sales.

During the fourth quarter of fiscal year ended January 31, 2011, the Company concluded it would significantly reduce its offering of gold watches, as it relates to non-core gold inventory. The Company decided to melt the non-core gold inventory because the current salvage value of the gold was adequate and could be easily and quickly realized, while significant excessive time, effort and costs would be required to sell the gold watches.

As a result, the Company entered into commodity futures contracts to offset its exposure to the fluctuating value of gold. These futures contracts are not designated as qualified hedges and, therefore, changes in the fair value of these derivatives are recognized into earnings, thereby offsetting the earnings effect of fluctuations in the sale price of gold.

As of July 31, 2011, the Company’s commodity futures contracts consisted of approximately 4,400 ounces of gold equivalent with various expiry dates ranging through November 30, 2011 compared to no commodities futures contracts as of July 31, 2010. If the Company were to settle its commodity future contracts at July 31, 2011, the net result would be a loss of $0.3 million, net of tax benefit of $0.1 million.

Debt and Interest Rate Risk

The Company has the capability to have certain debt obligations with variable interest rates, which are based on LIBOR plus a fixed additional interest rate. The Company does not hedge these interest rate risks. As of July 31, 2011, the Company had no outstanding debt. For additional information concerning potential changes to future interest obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the six months ended July 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of July 31, 2011, there have been no material changes to any of the risk factors previously reported in the Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On April 15, 2008, the Board authorized a program to repurchase up to one million shares of the Company’s Common Stock. Under this authorization, the Company has the option to repurchase shares over time, with the amount and timing of repurchases depending on market conditions and corporate needs. The Company may suspend or discontinue the repurchase of stock at any time. Under this share repurchase program, the Company had repurchased a total of 937,360 shares of Common Stock in the open market during the first and second quarters of fiscal year 2009 at a total cost of approximately $19.5 million or $20.79 per share. During the six months ended July 31, 2011, the Company has not repurchased shares of Common Stock under this program.

An aggregate of 13,388 shares have been repurchased during the six months ended July 31, 2011 as a result of the surrender of shares in connection with the vesting of certain restricted stock awards. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

The following table summarizes information about the Company’s purchases for the three month period ended July 31, 2011 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934:

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2011 – May 31, 2011	22	$14.85	—	62,640
June 1, 2011 – June 30, 2011	—	$—	—	62,640
July 1, 2011 – July 31, 2011	2,065	$16.86	—	62,640

Total	2,087	$16.83	—	62,640

Item 6.	Exhibits

10.1	Third Amendment to License Agreement between L.C. Licensing, Inc., Movado Group, Inc. and Swissam Products Limited dated as of June 1, 2011, further amending the License Agreement dated as of November 15, 2005. *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	101.INS XBRL Instance Document**

101.SCH XBRL Schema Document**

101.CAL XBRL Calculation Linkbase Document**

101.LAB XBRL Labels Linkbase Document**

101. PRE XBRL Presentation Linkbase Document**

101. DEF XBRL Definition Linkbase Document**

*	Confidential portions of Exhibit 10.1 have been omitted and filed separately with Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.
**

XBRL (Extensible Business Reporting Language) information will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOVADO GROUP, INC.
(Registrant)

Dated: September 1, 2011	By:	/s/ SALLIE A. DEMARSILIS
Sallie A. DeMarsilis
Senior Vice President,
Chief Financial Officer and
Principal Accounting Officer