Form 10-Q
period 2011-10-31
MOVADO GROUP INC
filed 2011-12-01
CIK 72573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2011

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

The number of shares outstanding of the registrant’s common stock and class A common stock as of November 21, 2011 were 18,267,240 and 6,632,967, respectively.

MOVADO GROUP, INC.

Index to Quarterly Report on Form 10-Q

October 31, 2011

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	October 31, 2011	January 31, 2011	October 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$138,028	$103,016	$63,243
Trade receivables	94,309	59,768	92,220
Inventories	176,092	181,265	207,987
Other current assets	25,413	30,541	26,628

Total current assets	433,842	374,590	390,078

Property, plant and equipment, net	35,585	38,525	39,956
Deferred income taxes	7,426	8,220	14,209
Other non-current assets	22,120	22,522	23,618

Total assets	$498,973	$443,857	$467,861

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$26,462	$21,487	$19,950
Accrued liabilities	52,690	39,734	44,979
Deferred and current income taxes payable	1,617	1,328	631

Total current liabilities	80,769	62,549	65,560

Deferred and non-current income taxes payable	6,548	6,960	8,068
Other non-current liabilities	17,807	17,869	16,973

Total liabilities	105,124	87,378	90,601

Commitments and contingencies (Note 8)

Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 26,015,047, 25,910,838 and 25,279,966 shares issued, respectively	260	259	253
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,632,967, 6,634,319 and 6,634,319 shares issued and outstanding, respectively	66	66	66
Capital in excess of par value	151,578	149,492	139,779
Retained earnings	241,751	222,685	253,680
Accumulated other comprehensive income	108,964	93,028	83,246
Treasury Stock, 7,757,323, 7,743,676 and 7,176,297 shares, respectively, at cost	(111,544)	(111,331)	(102,131)

Total Movado Group, Inc. shareholders’ equity	391,075	354,199	374,893
Noncontrolling interests	2,774	2,280	2,367

Total equity	393,849	356,479	377,260

Total liabilities and equity	$498,973	$443,857	$467,861

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
Continuing operations:
Net sales	$142,622	$123,002	$345,707	$281,194
Cost of sales	61,588	54,112	155,104	129,394

Gross profit	81,034	68,890	190,603	151,800
Selling, general and administrative	61,906	50,400	164,881	140,649

Operating income	19,128	18,490	25,722	11,151
Other income (Note 12)	—	—	747	—
Interest expense	(290)	(460)	(988)	(1,808)
Interest income	21	175	67	229

Income from continuing operations before income taxes	18,859	18,205	25,548	9,572
Provision for income taxes (Note 9)	2,071	781	3,661	1,573

Income from continuing operations	16,788	17,424	21,887	7,999
Discontinued operations:
(Loss) from discontinued operations, net of tax (Note 11)	—	—	—	(23,675)

Net income / (loss)	16,788	17,424	21,887	(15,676)
Less: Income attributed to noncontrolling interests	384	279	584	486

Net income / (loss) attributed to Movado Group, Inc.	$16,404	$17,145	$21,303	$(16,162)

Income / (loss) attributable to Movado Group, Inc.:
Income from continuing operations, net of tax	$16,404	$17,145	$21,303	$7,513
(Loss) from discontinued operations, net of tax	—	—	—	(23,675)

Net income / (loss)	$16,404	$17,145	$21,303	$(16,162)

Basic income / (loss) per share:
Weighted basic average shares outstanding	24,926	24,772	24,905	24,730
Income per share from continuing operations attributed to Movado Group, Inc.	$0.66	$0.69	$0.86	$0.30
(Loss) per share from discontinued operations	$—	$—	$—	$(0.96)
Net income / (loss) per share attributed to Movado Group, Inc.	$0.66	$0.69	$0.86	$(0.65)

Diluted income / (loss) per share:
Weighted diluted average shares outstanding	25,108	24,907	25,105	24,988
Income per share from continuing operations attributed to Movado Group, Inc.	$0.65	$0.69	$0.85	$0.30
(Loss) per share from discontinued operations	$—	$—	$—	$(0.96)
Net income / (loss) per share attributed to Movado Group, Inc.	$0.65	$0.69	$0.85	$(0.65)

Dividends declared per share	$0.03	$—	$0.09	$—

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended October 31,
	2011	2010
Cash flows from operating activities:
Net income / (loss)	$21,887	$(15,676)
Adjustments to reconcile net income / (loss) to net cash provided by / (used in) operating activities:
Loss from discontinued operations	—	23,675
Depreciation and amortization	8,791	10,408
Deferred income taxes	62	(1,344)
Stock-based compensation	1,292	1,178
Gain on sale of an asset held for sale	(747)	—

Changes in assets and liabilities:
Trade receivables	(33,682)	(23,699)
Inventories	12,860	(437)
Other current assets	5,775	13,818
Accounts payable	4,462	(2,863)
Accrued liabilities	12,030	11,573
Current income taxes payable	265	28
Other non-current assets	(164)	4,267
Other non-current liabilities	(62)	(3,077)

Net cash provided by operating activities from continuing operations	32,769	17,851
Net cash (used in) operating activities from discontinued operations	(33)	(12,923)

Net cash provided by operating activities	32,736	4,928

Cash flows from investing activities:
Capital expenditures	(4,535)	(4,903)
Trademarks	(179)	(230)
Proceeds from sale of an asset held for sale	1,165	—

Net cash (used in) investing activities from continuing operations	(3,549)	(5,133)
Net cash (used in) investing activities from discontinued operations	—	(100)

Net cash (used in) investing activities	(3,549)	(5,233)

Cash flows from financing activities:
Proceeds from bank borrowings	—	30,000
Repayments of bank borrowings	—	(40,000)
Stock options exercised and other changes	581	468
Distribution of noncontrolling interest earnings	(127)	—
Dividends paid	(2,237)	—

Net cash (used in) financing activities from continuing operations	(1,783)	(9,532)
Net cash (used in) financing activities from discontinued operations	—	—

Net cash (used in) financing activities	(1,783)	(9,532)

Effect of exchange rate changes on cash and cash equivalents	7,608	2,105

Net increase / (decrease) in cash and cash equivalents	35,012	(7,732)
Cash and cash equivalents at beginning of period	103,016	70,975

Cash and cash equivalents at end of period	$138,028	$63,243

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

NOTE 1 – RECLASSIFICATIONS

Certain reclassifications were made to prior year’s financial statement amounts and related note disclosures to conform to the fiscal 2012 presentation. In fiscal 2011, certain receivables were reclassified from other current assets to accounts receivables to conform to fiscal 2012 presentation. In addition, certain prior year financial statement amounts have been adjusted to reflect the Company’s change in inventory accounting discussed in Note 5.

NOTE 2 – FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•	Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3—Unobservable inputs based on the Company’s assumptions.

The guidance requires the use of observable market data if such data is available without undue cost and effort. The Company’s adoption of the guidance did not result in any changes to the accounting for its financial assets and liabilities. Therefore, the primary impact to the Company upon its adoption of this guidance was to expand its fair value measurement disclosures.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of October 31, 2011 (in thousands):

	$00,000	$00,000	$00,000	$00,000
	Fair Value at October 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$253	$—	$—	$253
SERP assets—employer	557	—	—	557
SERP assets—employee	14,579	—	—	14,579
Foreign currency derivatives	—	150	—	150

Total	$15,389	$150	$—	$15,539

Liabilities:
SERP liabilities—employee	$14,579	$—	$—	$14,579
Foreign currency derivatives	—	916	—	916
Commodity derivatives	—	116	—	116

	$14,579	$1,032	$—	$15,611

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

NOTE 3 – EQUITY AND COMPREHENSIVE (LOSS) / INCOME

The components of equity for the nine months ended October 31, 2011 and 2010 are as follows (in thousands):

	Movado Group, Inc. Shareholders’ Equity
	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance, January 31, 2011	$259	$66	$149,492	$222,685	$(111,331)	$93,028	$2,280	$356,479
Net income				21,303			584	21,887
Dividends paid				(2,237)				(2,237)
Distribution of noncontrolling interest earnings							(127)	(127)
Stock options exercised, net of tax	1		744		(213)			532
Stock-based compensation expense			1,292					1,292
Supplemental executive retirement plan			50					50
Net unrealized loss on investments, net of tax						(33)		(33)
Net change in effective portion of hedging contracts, net of tax						(851)		(851)
Foreign currency translation adjustment						16,820	37	16,857

Balance, October 31, 2011	$260	$66	$151,578	$241,751	$(111,544)	$108,964	$2,774	$393,849

	Movado Group, Inc. Shareholders’ Equity
	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance, January 31, 2010	$251	$66	$138,076	$269,842	$(102,071)	$67,390	$1,884	$375,438
Net (loss) / income				(16,162)			486	(15,676)
Stock options exercised, net of tax	2		530		(60)			472
Stock-based compensation expense			1,178					1,178
Supplemental executive retirement plan			(5)					(5)
Net unrealized gain on investments, net of tax						97		97
Net change in effective portion of hedging contracts, net of tax						609		609
Foreign currency translation adjustment						15,150	(3)	15,147

Balance, October 31, 2010	$253	$66	$139,779	$253,680	$(102,131)	$83,246	$2,367	$377,260

The components of comprehensive (loss) / income for the three and nine months ended October 31, 2011 and 2010 are as follows (in thousands):

	$000,0000	$000,0000	$000,0000	$000,0000
	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
Net income / (loss)	$16,788	$17,424	$21,887	$(15,676)
Net unrealized (loss) / gain on investments, net of tax	(62)	16	(33)	97
Net change in effective portion of hedging contracts, net of tax	(213)	(93)	(851)	609
Foreign currency translation adjustments (1)	(26,814)	13,463	16,857	15,147

Comprehensive (loss) / income	(10,301)	30,810	37,860	177
Less: Comprehensive income attributable to noncontrolling interests	316	366	621	483

Total comprehensive (loss) / income attributable to Movado Group, Inc.	$(10,617)	$30,444	$37,239	$(306)

(1)	The foreign currency translation adjustments are tax-affected to the extent they relate to non permanent investments in foreign subsidiaries.

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

Operating Segment Data for the Three Months Ended October 31, 2011 and 2010 (in thousands):

	$00000.00	$00000.00	$00000.00	$00000.00
	Net Sales		Operating Income (1)
	2011	2010	2011	2010
Wholesale	$129,601	$110,154	$17,447	$16,828
Retail	13,021	12,848	1,681	1,662

Consolidated total	$142,622	$123,002	$19,128	$18,490

Operating Segment Data for the Nine Months Ended October 31, 2011 and 2010 (in thousands):

	$00000.00	$00000.00	$00000.00	$00000.00
	Net Sales		Operating Income (1)
	2011	2010	2011	2010
Wholesale	$308,931	$245,962	$21,152	$6,470
Retail	36,776	35,232	4,570	4,681

Consolidated total	$345,707	$281,194	$25,722	$11,151

	$0000000000.00	$0000000000.00	$0000000000.00
	Total Assets
	October 31, 2011	January 31, 2011	October 31, 2010
Wholesale	$479,976	$422,977	$446,257
Retail	18,997	20,880	21,604

Consolidated total	$498,973	$443,857	$467,861

(1)

Fiscal 2011 Wholesale Operating Income includes the reversal of a $4.3 million previously recorded liability for a retirement agreement with the Company's late Chairman. See Note 13 to the consolidated financial statements for further details.

Geographic Segment Data for the Three Months Ended October 31, 2011 and 2010 (in thousands):

	$00000.00	$00000.00	$00000.00	$00000.00
	Net Sales		Operating Income (2)
	2011	2010	2011	2010
United States	$74,082	$66,105	$803	$6,898
International	68,540	56,897	18,325	11,592

Consolidated total	$142,622	$123,002	$19,128	$18,490

United States and International net sales are net of intercompany sales of $73.9 million and $64.3 million for the three months ended October 31, 2011 and 2010, respectively.

Geographic Segment Data for the Nine Months Ended October 31, 2011 and 2010 (in thousands):

	Net Sales		Operating Income (Loss) (2)
	2011	2010	2011	2010
United States	$174,177	$148,505	$(7,849)	$(3,489)
International	171,530	132,689	33,571	14,640

Consolidated total	$345,707	$281,194	$25,722	$11,151

United States and International net sales are net of intercompany sales of $164.5 million and $149.9 million for the nine months ended October 31, 2011 and 2010, respectively.

(2)

Fiscal 2011 United States Operating Income (Loss) includes the reversal of a $4.3 million previously recorded liability for a retirement agreement with the Company's late Chairman. See Note 13 to the consolidated financial statements for further details.

	January 31,	January 31,	January 31,
	Total Assets
	October 31, 2011	January 31, 2011	October 31, 2010
United States	$201,848	$185,718	$204,694
International	297,125	258,139	263,167

Consolidated total	$498,973	$443,857	$467,861

	January 3,	January 3,	January 3,
	Long-Lived Assets
	October 31, 2011	January 31, 2011	October 31, 2010
United States	$28,491	$30,460	$30,869
International	7,094	8,065	9,087

Consolidated total	$35,585	$38,525	$39,956

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

The following line items within the Consolidated Statements of Operations were affected by the change in accounting policy (in thousands, except for per share data):

	$00.000	$00.000	$00.000
	For the Three Months Ended October 31, 2011
	As Computed under FIFO	As Reported under Average Cost	Effect of Change- Increase / (Decrease)
Cost of sales	$60,828	$61,588	$760
Income from continuing operations before income taxes	19,619	18,859	(760)
Provision for income taxes	2,071	2,071	—
Income from continuing operations, net of tax attributed to Movado Group, Inc.	17,164	16,404	(760)
(Loss) from discontinued operations, net of tax	—	—	—
Net income attributed to Movado Group, Inc.	17,164	16,404	(760)

Basic income per share:
Income per share from continuing operations attributed to Movado Group, Inc.	$0.69	$0.66	$(0.03)
(Loss) per share for discontinued operations	$—	$—	$—
Net income per share attributed to Movado Group, Inc.	$0.69	$0.66	$(0.03)

Diluted income per share:
Income per share from continuing operations attributed to Movado Group, Inc.	$0.68	$0.65	$(0.03)
(Loss) per share for discontinued operations	$—	$—	$—
Net income per share attributed to Movado Group, Inc.	$0.68	$0.65	$(0.03)

	$00.000	$00.000	$00.000
	For the Three Months Ended October 31, 2010
	As Computed under FIFO	As Reported under Average Cost	Effect of Change- Increase / (Decrease)
Cost of sales	$54,406	$54,112	$(294)
Income from continuing operations before income taxes	17,911	18,205	294
Provision for income taxes	781	781	—
Income from continuing operations, net of tax attributed to Movado Group, Inc.	16,851	17,145	294
(Loss) from discontinued operations, net of tax	—	—	—
Net income attributed to Movado Group, Inc.	16,851	17,145	294

Basic income per share:
Income per share from continuing operations attributed to Movado Group, Inc.	$0.68	$0.69	$0.01
(Loss) per share for discontinued operations	$—	$—	$—
Net income per share attributed to Movado Group, Inc.	$0.68	$0.69	$0.01

	$00.000	$00.000	$00.000
	For the Three Months Ended October 31, 2010
	As Computed under FIFO	As Reported under Average Cost	Effect of Change- Increase / (Decrease)
Diluted (loss) per share:
Income per share from continuing operations attributed to Movado Group, Inc.	$0.68	$0.69	$0.01
(Loss) per share for discontinued operations	$—	$—	$—
Net income per share attributed to Movado Group, Inc.	$0.68	$0.69	$0.01

	$0000.000	$0000.000	$0000.000
	For the Nine Months Ended October 31, 2011
	As Computed under FIFO	As Reported under Average Cost	Effect of Change- Increase / (Decrease)
Cost of sales	$153,812	$155,104	$1,292
Income from continuing operations before income taxes	26,840	25,548	(1,292)
Provision for income taxes	3,661	3,661	—
Income from continuing operations, net of tax attributed to Movado Group, Inc.	22,595	21,303	(1,292)
(Loss) from discontinued operations, net of tax	—	—	—
Net income attributed to Movado Group, Inc.	22,595	21,303	(1,292)

Basic income per share:
Income per share from continuing operations attributed to Movado Group, Inc.	$0.91	$0.86	$(0.05)
(Loss) per share for discontinued operations	$—	$—	$—
Net income per share attributed to Movado Group, Inc.	$0.91	$0.86	$(0.05)

Diluted income per share:
Income per share from continuing operations attributed to Movado Group, Inc.	$0.90	$0.85	$(0.05)
(Loss) per share for discontinued operations	$—	$—	$—
Net income per share attributed to Movado Group, Inc.	$0.90	$0.85	$(0.05)

	$0000.000	$0000.000	$0000.000
	For the Nine Months Ended October 31, 2010
	As Computed under FIFO	As Reported under Average Cost	Effect of Change- Increase / (Decrease)
Cost of sales	$126,846	$129,394	$2,548
Income from continuing operations before income taxes	12,120	9,572	(2,548)
Provision for income taxes	1,573	1,573	—
Income from continuing operations, net of tax attributed to Movado Group, Inc.	10,061	7,513	(2,548)
(Loss) from discontinued operations, net of tax	(23,675)	(23,675)	—
Net (loss) attributed to Movado Group, Inc.	(13,614)	(16,162)	(2,548)

	s Computed	s Computed	s Computed
	For the Nine Months Ended October 31, 2010
	As Computed under FIFO	As Reported under Average Cost	Effect of Change- Increase / (Decrease)
Basic (loss) per share:
Income per share from continuing operations attributed to Movado Group, Inc.	$0.41	$0.30	$(0.11)
(Loss) per share for discontinued operations	$(0.96)	$(0.96)	—
Net income per share attributed to Movado Group, Inc.	$(0.55)	$(0.65)	$(0.10)

Diluted (loss) per share:
Income per share from continuing operations attributed to Movado Group, Inc.	$0.40	$0.30	$(0.10)
(Loss) per share for discontinued operations	$(0.96)	$(0.96)	—
Net income per share attributed to Movado Group, Inc.	$(0.55)	$(0.65)	$(0.10)

The following line items within the Consolidated Balance Sheets were affected by the change in accounting policy (in thousands):

	Computed	Computed	Computed
	October 31, 2011
	As Computed under FIFO	As Reported under Average Cost	Effect of Change- Increase / (Decrease)
Inventories	$175,635	$176,092	$457
Other current assets*	2,834	2,789	(45)
Deferred income taxes	7,381	7,426	45
Retained earnings	241,294	241,751	457

	As Computed	As Computed	As Computed
	January 31, 2011
	As Computed under FIFO	As Reported under Average Cost	Effect of Change- Increase / (Decrease)
Inventories	$179,516	$181,265	$1,749
Other current assets*	2,518	2,462	(56)
Deferred income taxes	8,164	8,220	56
Retained earnings	220,936	222,685	1,749

	As Computed	As Computed	As Computed
	October 31, 2010
	As Computed under FIFO	As Reported under Average Cost	Effect of Change- Increase / (Decrease)
Inventories	$206,549	$207,987	$1,438
Other current assets*	3,086	3,040	(46)
Deferred income taxes	14,163	14,209	46
Retained earnings	252,242	253,680	1,438

*	As it relates to current deferred income taxes.

As a result of the accounting change, retained earnings as of February 1, 2010, increased from $265.9 million, as computed using the FIFO method, to $269.8 million using the average cost method.

There was no impact on net cash provided by operating activities as a result of this change in accounting policy.

Inventories consist of the following (in thousands):

	October 31, 2011	January 31, 2011	October 31, 2010
Finished goods	$96,370	$97,007	$126,415
Component parts	67,062	63,065	60,333
Work-in-process	12,660	21,193	21,239

	$176,092	$181,265	$207,987

NOTE 6 – DEBT AND LINES OF CREDIT

On July 17, 2009, the Company, together with Movado Group Delaware Holdings Corporation, Movado Retail Group, Inc. and Movado LLC, each a wholly owned domestic subsidiary of the Company (together with the Company, the “Borrowers”), entered into an Amended and Restated Loan and Security Agreement (as amended to date, the “Loan Agreement”) with Bank of America, N.A. and Bank Leumi USA, as lenders, and Bank of America, N.A., as agent (in such capacity, the “Agent”). The parties amended the Loan Agreement by entering into Amendment No. 1 thereto (the “First Amendment”) on April 5, 2011. The Loan Agreement provides a $55.0 million asset based senior secured revolving credit facility (the “Facility”), including a $15.0 million letter of credit subfacility. The maturity date of the Facility is July 17, 2012.

Availability under the Facility is determined by reference to a borrowing base which is based on the sum of a percentage of eligible accounts receivable and eligible inventory of the Borrowers. $10.0 million in availability is blocked until the date (the “Block Release Date”) on which the Borrowers have achieved for a four fiscal quarter period a consolidated fixed charge coverage ratio of at least 1.25 to 1.0 and have domestic EBITDA greater than $10.0 million. The availability block must remain in place for at least one year. The amount of the availability block will be reduced by the amount by which the borrowing base exceeds $55.0 million, up to a maximum reduction of $5.0 million. Availability under the Facility may be further reduced by certain reserves established by the Agent in its good faith credit judgment. As of October 31, 2011, total availability under the Facility, giving effect to the availability block, no outstanding borrowings and the letters of credit outstanding under the subfacility, was $49.3 million.

The initial applicable margin for LIBOR rate loans was 4.25% and for base rate loans was 3.25%. After July 17, 2010, the applicable margins decreased or increased by 0.25% per annum from the initial applicable margins depending on whether average availability for the most recently completed fiscal quarter was either greater than $12.5 million, or was $5.0 million or less, respectively. Beginning with the third quarter of fiscal 2011, the applicable margin decreased to 4.00% for LIBOR loans and 3.00% for base rate loans. The First Amendment reduced the applicable margin for both LIBOR rate loans and base rate loans by 1.25%. Accordingly, as of October 31, 2011 and based on current availability, the applicable margins were 2.75% and 1.75% for LIBOR and base rate loans, respectively.

Prior to the Block Release Date, if borrowing availability is less than $10.0 million (which threshold may be reduced to the extent the borrowing base exceeds $55.0 million, up to a maximum $5.0 million reduction), the Borrowers will be subject to a minimum EBITDA covenant. After the Block Release Date, the Borrowers will be subject to a minimum EBITDA covenant if borrowing availability is less than $15.0 million. As of October 31, 2011, the Borrowers were not subject to the minimum EBITDA covenant.

In addition, after the Block Release Date, if borrowing availability is less than $15.0 million, the Borrowers will be subject to a minimum fixed charge coverage ratio.

The Borrowers’ deposit accounts will be subject to cash dominion prior to the Block Release Date if borrowing availability is less than $7.5 million, but such threshold may be reduced to the extent the borrowing base exceeds $55.0 million, up to a maximum $5.0 million reduction. After the Block Release Date, cash dominion will be imposed if borrowing availability is less than $15.0 million. As of October 31, 2011, the Borrowers were not subject to cash dominion nor do the Borrowers expect to be subject to such a requirement in the foreseeable future.

The Loan Agreement contains additional affirmative and negative covenants binding on the Borrowers and their subsidiaries that are customary for asset based facilities, including, but not limited to, restrictions and limitations on the incurrence of debt for borrowed money and liens, dispositions of assets, capital expenditures, dividends and other payments in respect of equity interests, the making of loans and equity investments, prepayments of subordinated and certain other debt, mergers, consolidations, liquidations and dissolutions, and transactions with affiliates. The Loan Agreement permits the Borrowers to pay dividends through July 17, 2012 in an aggregate amount not to exceed (a) $4.0 million during any four fiscal quarters or (b) $5.5 million during the entire period from February 1, 2011 through July 17, 2012, provided that no event of default has occurred and that, for the four fiscal quarter period most recently ended prior to the proposed dividend payment date, the Borrowers have achieved an adjusted consolidated fixed charge coverage ratio of at least 1.25 to 1.0 and have pro forma availability greater than $12.5 million. As of October 31, 2011, the Company believes it was in compliance with these financial covenants and had achieved the requisite adjusted consolidated fixed charge coverage ratio necessary to pay dividends. The Company presently expects that it will be able to pay dividends through the remaining term of the Facility.

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

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. As of October 31, 2011 and 2010, these lines of credit totaled 10.0 million Swiss francs for both periods, with dollar equivalents of $11.4 million and $10.2 million, respectively. As of October 31, 2011 and 2010, there were no borrowings against these lines. As of October 31, 2011, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $1.9 million in various foreign currencies.

NOTE 7 – EARNINGS PER SHARE

The Company presents net income per share on a basic and diluted basis. Basic earnings per share are computed using weighted-average shares outstanding during the period. Diluted earnings per share are computed using the weighted-average number of shares outstanding adjusted for dilutive common stock equivalents.

The weighted-average number of shares outstanding for basic earnings per share was 24,926,000 and 24,772,000 for the three months ended October 31, 2011 and 2010, respectively. For the three months ended October 31, 2011 and 2010, the number of shares outstanding for diluted earnings per share was increased by 182,000 and 135,000, respectively, due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans.

For the three months ended October 31, 2011 and 2010, approximately 660,000 and 605,000 of potentially dilutive common stock equivalents, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

The weighted-average number of shares outstanding for basic earnings per share was 24,905,000 and 24,730,000 for the nine months ended October 31, 2011 and 2010, respectively. For the nine months ended October 31, 2011 and 2010, the number of shares outstanding for diluted earnings per share was increased by 199,000 and 258,000, respectively, due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans.

For the nine months ended October 31, 2011 and 2010, approximately 606,000 and 513,000 of potentially dilutive common stock equivalents, respectively, were excluded from the computation of dilutive earnings per share because their effect would have been antidilutive.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

As of October 31, 2011, one bank in the domestic bank group had issued five irrevocable standby letters of credit for retail and operating facility leases to various landlords, for the administration of the Movado boutique private-label credit card and Canadian payroll to the Royal Bank of Canada. As of October 31, 2011, the Company had outstanding letters of credit totaling $0.7 million with expiration dates through March 10, 2013.

As of October 31, 2011, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $1.9 million in various foreign currencies.

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

NOTE 9 – INCOME TAXES

The Company recorded tax expense of $2.1 million and $0.8 million for the three months ended October 31, 2011 and 2010, respectively. The effective tax rate for the three month period ended October 31, 2011 was 11.0%. The effective tax rate for the three month period ended October 31, 2010 was 4.3% for continuing operations.

The Company recorded tax expense of $3.7 million and $1.6 million for the nine months ended October 31, 2011 and 2010, respectively. The effective tax rate for the nine month period ended October 31, 2011 was 14.3%. The effective tax rate for the nine month period ended October 31, 2010 was 16.4% for continuing operations.

All periods include the effects of changes to the valuation allowances on net deferred tax assets and the application of accounting for income taxes in interim periods. Tax expense for the three and nine months ended October 31, 2011 includes a $0.7 million accrual for an uncertain tax position in a foreign jurisdiction that is attributable to prior periods.

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company accounts for its derivative financial instruments in accordance with guidance which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. A significant portion of the Company’s purchases are denominated in Swiss francs. The Company reduces its exposure to the Swiss franc exchange rate risk through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. In the event these exposures do not offset, the Company uses various derivative financial instruments to further reduce the net exposures to currency fluctuations, predominately forward and option contracts. When entered into, the Company designates and documents these derivative instruments as a cash flow hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. Changes in the fair value of a derivative that is designated and documented as a cash flow hedge and is highly effective, are recorded in other comprehensive income until the underlying transaction affects earnings, and then are later reclassified into earnings in the same account as the hedged transaction. The Company formally assesses, both at the inception and at each financial quarter thereafter, the effectiveness of the derivative instrument hedging the underlying forecasted cash flow transaction. Any ineffectiveness related to the derivative financial instrument’s change in fair value will be recognized in the period in which the ineffectiveness was calculated.

The Company uses forward exchange contracts to offset its exposure to certain foreign currency receivables and liabilities. These forward contracts are not designated as qualified hedges and, therefore, changes in the fair value of these derivatives are recognized into earnings, thereby partially offsetting the current earnings effect of the related foreign currency receivables and liabilities.

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

As of October 31, 2011, the Company’s entire net forward contracts hedging portfolio consisted of 27.0 million Swiss francs equivalent with various expiry dates ranging through April 25, 2012.

As of October 31, 2011, the Company’s entire commodity futures contracts hedging portfolio consisted of approximately 600 ounces of gold equivalent with an expiry date of November 30, 2011.

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for derivatives as of October 31, 2011 and 2010 (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	2011 Fair Value	2010 Fair Value	Balance Sheet Location	2011 Fair Value	2010 Fair Value
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$150	$2,916	Accrued Liabilities	$916	$243
Commodity Future Contracts	Other Current Assets	—	—	Accrued Liabilities	116	—

Total Derivative Instruments		$150	$2,916		$1,032	$243

As of October 31, 2011, the balance of deferred net gains on derivative financial instruments documented as cash flow hedges included in accumulated other comprehensive income (“AOCI”) was $1.0 million in net losses, net of tax of $1.0 million, compared to $0.4 million in net gains, net of tax of $1.0 million as of October 31, 2010. The Company’s sell through of inventory purchased in Swiss francs will primarily cause the amount in AOCI to affect cost of goods sold. The maximum length of time the Company hedges its exposure to the fluctuation in future cash flows for forecasted transactions is 24 months. For the three months ended October 31, 2011 and 2010, the Company reclassified from AOCI to earnings $0.2 million of net gains, net of tax of $0 and $0.7 million of net gains, net of tax of $0, respectively. For the nine months ended October 31, 2011 and 2010, the Company reclassified from AOCI to earnings $0.9 million of net gains, net of tax of $0 and $1.0 million of net gains, net of tax of $0, respectively.

During the three and nine months ended October 31, 2011 and 2010, the Company recorded no charge related to its assessment of the effectiveness of its derivative hedge portfolio because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged. Changes in the contracts’ fair value due to spot-forward differences are excluded from the designated hedge relationship. The Company records these transactions in the cost of sales of the Consolidated Statements of Operations.

NOTE 11 – DISCONTINUED OPERATIONS

The Company closed its Movado boutique division effective the second quarter of fiscal 2011. As a result of that action, the Company is reporting the Movado boutiques’ financial activity as discontinued operations for all periods presented.

The following is a summary of the operating results of the Company’s discontinued operations:

	$00,000	$00,000	$00,000	$00,000	$00,000	$00,000
	Three Months Ended October 31, 2010			Nine Months Ended October 31, 2010
(In thousands)	Net	Pretax	Net	Net	Pretax	Net
	Sales	Loss	Loss	Sales	Loss	Loss
Movado Boutiques	$—	$—	$—	$14,252	$23,675	$23,675

For the three and nine months ended October 31, 2010, the Company had no tax provision for its discontinued operations.

As a result of the Movado boutiques’ closing, the Company recorded $20.0 million of expenses primarily for occupancy charges, asset impairments, inventory write-downs and severance. The Company expects that the majority of the remaining liabilities will be paid during fiscal 2012.

A summary rollforward of costs related to the closing of the Movado boutiques is as follows (in thousands):

	Fiscal 2011 charges	Cash payments	Non-cash adjustments	Accrued balance at October 31, 2011
Occupancy charges (1)	$12,915	$(13,527)	$1,284	$672
Asset impairments	3,432	—	(3,432)	—
Inventory write-downs	1,892	—	(1,892)	—
Severance	1,756	(1,749)	—	7

Total	$19,995	$(15,276)	$(4,040)	$679

(1) Occupancy charges include expenses for lease buyouts, moving and legal expenses and reductions for the reversal of deferred rent accruals.

NOTE 12 – OTHER INCOME

Other income for the nine months ended October 31, 2011 consisted of $0.7 million of pre-tax gain on the sale of a building which was completed in the second quarter. The Company received cash proceeds from the sale of $1.2 million. The building had been classified as an asset held for sale in other current assets.

NOTE 13 – OTHER

On December 19, 2008, the Company entered into a Transition and Retirement Agreement (the “Agreement”) with the Company’s former Chairman, Mr. Gedalio Grinberg (“Mr. Grinberg”). The Agreement stipulated that upon his retirement on January 31, 2009, Mr. Grinberg, or his spouse, (“Mrs. Grinberg”) if he predeceased her, would receive a payment of $0.6 million for the year ended January 31, 2010, and annual payments of $0.5 million for each year thereafter for life. On January 5, 2009, the Company announced the passing of Mr. Grinberg. As of July 31, 2010, a $4.3 million liability was recorded in the Company’s Consolidated Balance Sheets related to the Agreement, of which $0.5 million was recorded in Accrued Liabilities, and $3.8 million was recorded in Other Non-Current Liabilities. In the third quarter of fiscal 2011, due to the passing of Mrs. Grinberg, the Company reversed the $4.3 million liability as a reduction of SG&A expenses.

NOTE 14 – RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2011, the Financial Accounting Standards Board issued guidance on the presentation of comprehensive income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance allows two presentation alternatives: (1) present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income; or (2) in two separate, but consecutive, statements of net income and other comprehensive income. This guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011. Early adoption is permitted, but full retrospective application is required. The adoption of this guidance will have no impact on the Company’s consolidated financial position or results of operations.

NOTE 15 – SUBSEQUENT EVENT

In the fourth quarter of fiscal 2011, the Company performed a strategic review of the Ebel brand and concluded that the future direction for the brand would not include the production of certain mechanical watch movements that are assembled by the Company from parts purchased from third party suppliers. As a result, in the fourth quarter of fiscal 2011, the Company recorded a charge to cost of sales for the future disposition of such inventory. In the fourth quarter of fiscal 2012, the Company expects to record sales and gross margin of approximately $3.3 million resulting from the sale of certain of these mechanical movements and related parts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q, including, without limitation, statements under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as statements in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, forecasts and projections about the Company, its future performance, the industry in which the Company operates and management’s assumptions. Words such as “expects”, “anticipates”, “targets”, “goals”, “projects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should” and variations of such words and similar expressions are also intended to identify such forward-looking statements. The Company cautions readers that forward-looking statements include, without limitation, those relating to the Company’s future business prospects, projected operating or financial results, revenues, working capital, liquidity, capital needs, plans for future operations, expectations regarding capital expenditures and operating expenses, effective tax rates, margins, interest costs, and income as well as assumptions relating to the foregoing. Forward-looking statements are subject to certain risks and uncertainties, some of which cannot be predicted or quantified. Actual results and future events could differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company’s reports filed with the SEC including, without limitation, the following: general economic and business conditions which may impact disposable income of consumers in the United States and the other significant markets where the Company’s products are sold, uncertainty regarding such economic and business conditions, trends in consumer debt levels and bad debt write-offs, general uncertainty related to possible terrorist attacks, natural disasters, the stability of the European Union and defaults on or downgrades of sovereign debt and the impact of any of those events on consumer spending, changes in consumer preferences and popularity of particular designs, new product development and introduction, competitive products and pricing, seasonality, availability of alternative sources of supply in the case of the loss of any significant supplier or any supplier’s inability to fulfill the Company’s orders, the loss of or curtailed sales to significant customers, the Company’s dependence on key employees and officers, the ability to successfully integrate the operations of acquired businesses without disruption to other business activities, the continuation of licensing arrangements with third parties, the ability to secure and protect trademarks, patents and other intellectual property rights, the ability to lease new stores on suitable terms in desired markets and to complete construction on a timely basis, the ability of the Company to successfully manage its expenses on a continuing basis, the continued availability to the Company of financing and credit on favorable terms, business disruptions, disease, general risks associated with doing business outside the United States including, without limitation, import duties, tariffs, quotas, political and economic stability, and success of hedging strategies with respect to currency exchange rate fluctuations.

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

As of October 31, 2011, except as noted below, there have been no material changes to any of the critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

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

Results of operations for the three months ended October 31, 2011 as compared to the three months ended October 31, 2010

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Three Months Ended October 31,
	2011	2010
Wholesale:
United States	$61,061	$53,257
International	68,540	56,897

Total Wholesale	129,601	110,154

Retail	13,021	12,848

Net Sales	$142,622	$123,002

Net sales for the three months ended October 31, 2011 were $142.6 million, above prior year by $19.6 million or 16.0%. For the three months ended October 31, 2011, fluctuations in foreign currency exchange rates favorably impacted net sales by $3.3 million when compared to the prior year period.

Net sales for the three months ended October 31, 2011 in the wholesale segment were $129.6 million, above the prior year period by $19.4 million or 17.7%. The increase in wholesale net sales was driven by growth in both the U.S. and the international segments.

Net sales for the three months ended October 31, 2011 in the U.S. wholesale segment were $61.1 million, above the prior year period by $7.8 million or 14.7%, driven by sales increases in both the accessible luxury and licensed brand categories. Net sales in the accessible luxury category were above prior year by $5.6 million or 16.7%, primarily due to strong sell-through in the Company’s distribution channels, resulting from product innovation, such as the Movado BOLD collection, and the increased focus and spending on marketing and advertising. Net sales in the licensed brand category were above the prior year period by $2.4 million or 14.7%, primarily due to increased demand driven by innovative product designs at key price points that are resonating well with customers. Net sales in the luxury category were relatively flat year-over-year.

Net sales for the three months ended October 31, 2011 in the international wholesale segment were $68.5 million, above the prior year period by $11.6 million or 20.5%, driven by sales increases in the licensed brand and luxury watch categories, partially offset by a sales decrease in the accessible luxury category. Net sales in the licensed brands category were above the prior year period by $10.6 million or 31.8%, primarily due to growth in existing markets resulting from higher demand, as well as new market expansion. Net sales in the luxury category were above the prior year period by $2.4 million, or 25.3%, primarily as the result of sales of select non-core gold watch offerings in the category. Net sales in the accessible luxury category were below the prior year period by $1.2 million, or 10.1%, the net result of lower sales recorded in the Caribbean and Latin America, partially offset by higher sales recorded in China. For the three months ended October 31, 2011, fluctuations in foreign currency exchange rates favorably impacted net sales by $3.3 million when compared to the prior year period.

Net sales for the three months ended October 31, 2011 in the retail segment were $13.0 million, above the prior year period by $0.2 million or 1.3%. The increase in sales was attributable to an increase in the number of stores operated when compared to the prior year. As of October 31, 2011, the Company operated 33 outlet stores and the Movado brand flagship store, compared to 32 outlet stores and the flagship store as of October 31, 2010.

Gross Profit. Gross profit for the three months ended October 31, 2011 was $81.0 million or 56.8% of net sales as compared to $68.9 million or 56.0% of net sales for the three months ended October 31, 2010. The increase in gross profit of $12.1 million was primarily due to higher net sales and, to a lesser extent, the higher gross margin percentage achieved. The gross margin percentage for the three months ended October 31, 2011 was favorably impacted by approximately 180 basis points due to a shift in channel and product mix and by approximately 60 basis points resulting from leverage gained on certain fixed costs due to the increase in sales volume year-over-year. When compared to the prior year period, the gross margin for the three months ended October 31, 2011 was unfavorably impacted by approximately 160 basis points due to fluctuations in foreign currency exchange rates.

Selling, General and Administrative (“SG&A”). SG&A expenses for the three months ended October 31, 2011 were $61.9 million, representing an increase of $11.5 million, or 22.8%, over the prior year period. The increase in SG&A expenses includes higher compensation and benefit expense of $4.7 million recorded during the current year period resulting from salary increases, the reinstatement of certain employee benefits and performance-based compensation. The effect of fluctuations in foreign currency exchange rates unfavorably impacted SG&A expenses for the three months ended October 31, 2011 by $2.4 million, of which $1.5 million was the result of increases from the translation of foreign subsidiary results and $0.9 million was the result of higher transactional losses recorded year-over-year related to foreign denominated assets held in weakening currencies. Additionally, the Company recorded a non-recurring benefit of $4.3 million in the prior year period resulting from the reversal of a previously recorded liability for a retirement agreement with the Company’s late Chairman.

Wholesale Operating Income. Operating income of $17.4 million and $16.8 million was recorded in the wholesale segment for the three months ended October 31, 2011 and 2010, respectively. The $0.6 million increase in operating income was the net result of an increase in gross profit of $12.0 million, mostly offset by an increase in SG&A expenses of $11.4 million. The increase in gross profit of $12.0 million was primarily attributed to higher net sales, and to a lesser extent, a higher gross margin percentage achieved year-over-year. The increase in SG&A expenses of $11.4 million was driven by higher compensation and benefit expenses of $4.6 million, as well as the unfavorable impact of foreign currency fluctuations of $2.4 million when compared to the prior year period. Additionally, the Company recorded a non-recurring benefit of $4.3 million in the prior year period resulting from the reversal of a previously recorded liability for a retirement agreement with the Company’s late Chairman.

Retail Operating Income. Operating income of $1.7 million was recorded in the retail segment for both the three months ended October 31, 2011 and 2010, resulting from an increase in gross profit of $0.1 million, offset by an increase in SG&A expenses of $0.1 million in the current year period. The increase in gross profit of $0.1 million was primarily attributed to the increase in sales volume year-over-year. The increase in SG&A expenses of $0.1 million was primarily due to expenses for stores that were not open the full three months in the prior year period.

Interest Expense. Interest expense for the three months ended October 31, 2011 was $0.3 million which primarily consisted of the amortization of deferred financing costs. Interest expense for the three months ended October 31, 2010 was $0.5 million which primarily consisted of amortization of deferred financing costs, as well as interest on outstanding borrowings under the Company’s credit facility. For the three months ended October 31, 2011, the Company had no outstanding borrowings under its credit facility.

Interest Income. Interest income for both three month periods ended October 31, 2011 and 2010 was immaterial.

Income Taxes. The Company recorded a tax expense of $2.1 million and $0.8 million for the three months ended October 31, 2011 and 2010, respectively. The effective tax rate for the three month period ended October 31, 2011 was 11.0%. The effective tax rate for the three month period ended October 31, 2010 was 4.3% for continuing operations. The effective tax rates for both periods include changes to valuation allowances on net deferred tax assets and the application of accounting for income taxes in interim periods. Tax expense for the three months ended October 31, 2011 includes a $0.7 million accrual for an uncertain tax position in a foreign jurisdiction that is attributable to prior periods.

Net Income Attributed to Movado Group, Inc. For the three months ended October 31, 2011, the Company recorded net income of $16.4 million, as compared to net income of $17.1 million recorded for the three months ended October 31, 2010.

Results of operations for the nine months ended October 31, 2011 as compared to the nine months ended October 31, 2010

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Nine Months Ended October 31,
	2011	2010
Wholesale:
United States	$137,401	$113,273
International	171,530	132,689

Total Wholesale	308,931	245,962

Retail	36,776	35,232

Net Sales	$345,707	$281,194

Net sales for the nine months ended October 31, 2011 were $345.7 million, above prior year by $64.5 million or 22.9%. For the nine months ended October 31, 2011, fluctuations in foreign currency exchange rates favorably impacted net sales by $11.6 million when compared to the prior year period.

Net sales for the nine months ended October 31, 2011 in the wholesale segment were $308.9 million, above the prior year period by $62.9 million or 25.6%. The increase in wholesale net sales was driven by growth in both the U.S. and the international segments.

Net sales for the nine months ended October 31, 2011 in the U.S. wholesale segment were $137.4 million, above the prior year period by $24.1 million or 21.3%, driven by sales increases in both the accessible luxury and licensed brand categories. Net sales in the accessible luxury category were above prior year by $19.5 million or 29.2%, primarily due to strong sell-through in the Company’s distribution channels, resulting from product innovation, such as the Movado BOLD collection, and the increased focus and spending on marketing and advertising. Additionally, prior year sales in the accessible luxury category were negatively impacted by the Company’s decision to limit sales to customers the Company believed to have heightened credit risk. Net sales in the licensed brand category were above the prior year period by $5.8 million or 15.9%, primarily due to increased demand driven by innovative product designs at key price points that are resonating well with customers. These sales increases were partially offset by lower net sales in the luxury category of $0.7 million when compared to the prior year period.

Net sales for the nine months ended October 31, 2011 in the international wholesale segment were $171.5 million, above the prior year period by $38.8 million or 29.3%, with increases recorded in all watch brand categories. Net sales in the licensed brands category were above the prior year period by $28.9 million or 36.6%, primarily due to growth in existing markets resulting from higher demand, as well as new market expansion. Net sales in the luxury category were above the prior year period by $6.0 million, or 26.4%, primarily as the result of sales of select non-core gold watch offerings in the category. Net sales in the accessible luxury category were above the prior year period by $3.3 million, or 13.4%, primarily driven by higher sales in China. For the nine months ended October 31, 2011, fluctuations in foreign currency exchange rates favorably impacted net sales by $11.6 million when compared to the prior year period.

Net sales for the nine months ended October 31, 2011 in the retail segment were $36.8 million, above the prior year period by $1.5 million or 4.4%. The increase in sales was attributable to an increase in the number of stores operated when compared to the prior year.

Gross Profit. Gross profit for the nine months ended October 31, 2011 was $190.6 million or 55.1% of net sales as compared to $151.8 million or 54.0% of net sales for the nine months ended October 31, 2010. The increase in gross profit of $38.8 million was primarily due to higher net sales and, to a lesser extent, the higher gross margin percentage achieved. The gross margin percentage for the nine months ended October 31, 2011 was favorably impacted by approximately 120 basis points due to a shift in channel and product mix and by approximately 70 basis points resulting from leverage gained on certain fixed costs due to the increase in sales volume year-over-year. When compared to the prior year period, the gross margin for the nine months ended October 31, 2011 was unfavorably impacted by approximately 80 basis points due to fluctuations in foreign currency exchange rates.

Selling, General and Administrative. SG&A expenses for the nine months ended October 31, 2011 were $164.9 million, representing an increase of $24.2 million, or 17.2%, over the prior year period. The increase in SG&A expense includes higher compensation and benefit expense of $9.3 million resulting from salary increases, the reinstatement of certain employee benefits and performance-based compensation. Additionally, higher marketing expense of $4.6 million was recorded during the current year period resulting from expenses associated with the Company’s decision to increase spending in this area in an effort to drive sales growth. The effect of fluctuations in foreign currency exchange rates unfavorably impacted SG&A expenses for the nine months ended October 31, 2011 by $6.0 million, of which $5.7 million was the result of increases from the translation of foreign subsidiary results and $0.3 million was the result of higher transactional losses recorded year-over-year related to foreign denominated assets held in weakening currencies. Additionally, the Company recorded a non-recurring benefit of $4.3 million in the prior year period resulting from the reversal of a previously recorded liability for a retirement agreement with the Company’s late Chairman.

Wholesale Operating Income. Operating income of $21.1 million and $6.5 million was recorded in the wholesale segment for the nine months ended October 31, 2011 and 2010, respectively. The $14.6 million increase in operating income was the net result of an increase in gross profit of $37.6 million, partially offset by an increase in SG&A expenses of $23.0 million. The increase in gross profit of $37.6 million was primarily attributed to higher net sales and, to a lesser extent, a higher gross margin percentage achieved year-over-year. The increase in SG&A expenses of $23.0 million was driven by higher compensation and benefit expenses of $9.0 million, higher marketing expense of $4.6 million, as well as the unfavorable impact of foreign currency fluctuations of $6.0 million when compared to the prior year period. Additionally, the Company recorded a non-recurring benefit of $4.3 million in the prior year period resulting from the reversal of a previously recorded liability for a retirement agreement with the Company’s late Chairman.

Retail Operating Income. Operating income of $4.6 million and $4.7 million was recorded in the retail segment for the nine months ended October 31, 2011 and 2010, respectively. The $0.1 million decrease in operating income was the net result of an increase in gross profit of $1.2 million, more than offset by an increase in SG&A expenses of $1.3 million. The increase in gross profit of $1.2 million was primarily attributed to the increase in sales volume year-over-year, and to a lesser extent, a higher gross margin percentage achieved. The increase in SG&A expenses of $1.3 million was primarily due to expenses for stores that were not open the full nine months in the prior year period.

Other Income. The Company recorded other income of $0.7 million for the nine months ended October 31, 2011 resulting from the pre-tax gain on the sale of a building. The sale of the building was recorded in the three month period ended July 31, 2011.

Interest Expense. Interest expense for the nine months ended October 31, 2011 was $1.0 million which primarily consisted of the amortization of deferred financing costs. Interest expense for the nine months ended October 31, 2010 was $1.8 million which primarily consisted of amortization of deferred financing costs, as well as interest on outstanding borrowings under the Company’s credit facility. For the nine months ended October 31, 2011, the Company had no outstanding borrowings under its credit facility.

Interest Income. Interest income for both nine month periods ended October 31, 2011 and 2010 was immaterial.

Income Taxes. The Company recorded a tax expense of $3.7 million and $1.6 million for the nine months ended October 31, 2011 and 2010, respectively. The effective tax rate for the nine month period ended October 31, 2011 was 14.3%. The effective tax rate for the nine month period ended October 31, 2010 was 16.4% for continuing operations. The effective tax rates for both periods include changes to valuation allowances on net deferred tax assets and the application of accounting for income taxes in interim periods. Tax expense for the nine months ended October 31, 2011 includes a $0.7 million accrual for an uncertain tax position in a foreign jurisdiction that is attributable to prior periods.

Loss From Discontinued Operations. The Company records the financial results of its Movado boutique division as discontinued operations, which ceased doing business during the quarter ended July 31, 2010. For the nine months ended October 31, 2010, the Company recorded a loss from discontinued operations of $23.7 million, all of which was recorded in the first half of the fiscal year.

Net Income / (Loss) Attributed to Movado Group, Inc. For the nine months ended October 31, 2011, the Company recorded net income of $21.3 million, as compared to a net loss of $16.2 million recorded for the nine months ended October 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $32.7 million for the nine months ended October 31, 2011 compared to $4.9 million for the nine months ended October 31, 2010. Cash provided by operating activities of $32.7 million for the fiscal 2012 period was primarily the result of net income for the period of $21.9 million and favorable non-cash items of $9.4 million. Cash provided by operating activities of $4.9 million for the fiscal 2011 period was the result of cash provided by continuing operations of $17.8 million and cash used of $12.9 million attributed to discontinued operations related to the Movado boutiques. Cash provided by continuing operating activities of $17.8 million for the fiscal 2011 period was primarily the result of the income from continuing operations for the period of $8.0 million and favorable non-cash items of $10.2 million.

Cash used in investing activities amounted to $3.5 million for the nine months ended October 31, 2011 compared to cash used of $5.2 million for the nine months ended October 31, 2010. The cash used during both periods consisted of capital expenditures which included integration of computer hardware and software in conjunction with the SAP enterprise resource planning system, as well as spending for tooling and design. For the nine months ended October 31, 2011, cash used in investing activities of $3.5 million also included proceeds from a sale of an asset held for sale of $1.2 million.

Cash used in financing activities amounted to $1.8 million for the nine months ended October 31, 2011 compared to cash used in financing activities of $9.5 million for the nine months ended October 31, 2010. Cash used in financing activities for the nine months ended October 31, 2011 was primarily to pay dividends. Cash used in financing activities for the nine months ended October 31, 2010 was primarily to pay down long-term debt.

On July 17, 2009, the Company, together with Movado Group Delaware Holdings Corporation, Movado Retail Group, Inc. and Movado LLC, each a wholly owned domestic subsidiary of the Company (together with the Company, the “Borrowers”), entered into an Amended and Restated Loan and Security Agreement (as amended to date, the “Loan Agreement”) with Bank of America, N.A. and Bank Leumi USA, as lenders, and Bank of America, N.A., as agent (in such capacity, the “Agent”). The parties amended the Loan Agreement by entering into Amendment No. 1 thereto (the “First Amendment”) on April 5, 2011. The Loan Agreement provides a $55.0 million asset based senior secured revolving credit facility (the “Facility”), including a $15.0 million letter of credit subfacility. The maturity date of the Facility is July 17, 2012.

Availability under the Facility is determined by reference to a borrowing base which is based on the sum of a percentage of eligible accounts receivable and eligible inventory of the Borrowers. $10.0 million in availability is blocked until the date (the “Block Release Date”) on which the Borrowers have achieved for a four fiscal quarter period a consolidated fixed charge coverage ratio of at least 1.25 to 1.0 and have domestic EBITDA greater than $10.0 million. The availability block must remain in place for at least one year. The amount of the availability block will be reduced by the amount by which the borrowing base exceeds $55.0 million, up to a maximum reduction of $5.0 million. Availability under the Facility may be further reduced by certain reserves established by the Agent in its good faith credit judgment. As of October 31, 2011, total availability under the Facility, giving effect to the availability block, no outstanding borrowings and the letters of credit outstanding under the subfacility, was $49.3 million.

The initial applicable margin for LIBOR rate loans was 4.25% and for base rate loans was 3.25%. After July 17, 2010, the applicable margins decreased or increased by 0.25% per annum from the initial applicable margins depending on whether average availability for the most recently completed fiscal quarter was either greater than $12.5 million, or was $5.0 million or less, respectively. Beginning with the third quarter of fiscal 2011, the applicable margin decreased to 4.00% for LIBOR loans and 3.00% for base rate loans. The First Amendment reduced the applicable margin for both LIBOR rate loans and base rate loans by 1.25%. Accordingly, as of October 31, 2011 and based on current availability, the applicable margins were 2.75% and 1.75% for LIBOR and base rate loans, respectively.

Prior to the Block Release Date, if borrowing availability is less than $10.0 million (which threshold may be reduced to the extent the borrowing base exceeds $55.0 million, up to a maximum $5.0 million reduction), the Borrowers will be subject to a minimum EBITDA covenant. After the Block Release Date, the Borrowers will be subject to a minimum EBITDA covenant if borrowing availability is less than $15.0 million. As of October 31, 2011, the Borrowers were not subject to the minimum EBITDA covenant.

In addition, after the Block Release Date, if borrowing availability is less than $15.0 million, the Borrowers will be subject to a minimum fixed charge coverage ratio.

The Borrowers’ deposit accounts will be subject to cash dominion prior to the Block Release Date if borrowing availability is less than $7.5 million, but such threshold may be reduced to the extent the borrowing base exceeds $55.0 million, up to a maximum $5.0 million reduction. After the Block Release Date, cash dominion will be imposed if borrowing availability is less than $15.0 million. As of October 31, 2011, the Borrowers were not subject to cash dominion nor do the Borrowers expect to be subject to such a requirement in the foreseeable future.

The Loan Agreement contains additional affirmative and negative covenants binding on the Borrowers and their subsidiaries that are customary for asset based facilities, including, but not limited to, restrictions and limitations on the incurrence of debt for borrowed money and liens, dispositions of assets, capital expenditures, dividends and other payments in respect of equity interests, the making of loans and equity investments, prepayments of subordinated and certain other debt, mergers, consolidations, liquidations and dissolutions, and transactions with affiliates. The Loan Agreement permits the Borrowers to pay dividends through July 17, 2012 in an aggregate amount not to exceed (a) $4.0 million during any four fiscal quarters or (b) $5.5 million during the entire period from February 1, 2011 through July 17, 2012, provided that no event of default has occurred and that, for the four fiscal quarter period most recently ended prior to the proposed dividend payment date, the Borrowers have achieved an adjusted consolidated fixed charge coverage ratio of at least 1.25 to 1.0 and have pro forma availability greater than $12.5 million. As of October 31, 2011, the Company believes it was in compliance with these financial covenants and had achieved the requisite adjusted consolidated fixed charge coverage ratio necessary to pay dividends. The Company presently expects that it will be able to pay dividends through the remaining term of the Facility.

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

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. As of October 31, 2011 and 2010, these lines of credit totaled 10.0 million Swiss francs for both periods, with dollar equivalents of $11.4 million and $10.2 million, respectively. As of October 31, 2011 and 2010, there were no borrowings against these lines. As of October 31, 2011, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $1.9 million in various foreign currencies.

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

The Company paid dividends of $0.09 per share or approximately $2.2 million, for the nine months ended October 31, 2011. No cash dividend was paid for the nine months ended October 31, 2010.

On April 15, 2008, the Board authorized a program to repurchase up to one million shares of the Company’s common stock. Under this authorization, the Company has the option to repurchase shares over time, with the amount and timing of repurchases depending on market conditions and corporate needs. The Company may suspend or discontinue the repurchase of stock at any time. Under this share repurchase program, the Company had repurchased a total of 937,360 shares of common stock in the open market during the first and second quarters of fiscal 2009 at a total cost of approximately $19.5 million or $20.79 average per share. During the nine months ended October 31, 2011, the Company did not repurchase shares of common stock under this program.

Cash at October 31, 2011 amounted to $138.0 million compared to $63.2 million at October 31, 2010. The increase in cash is primarily the result of cash provided by operations.

Management believes that the cash on hand in addition to the expected cash flow from operations and the Company’s short-term borrowing capacity will be sufficient to meet its working capital needs for at least the next twelve months.

In the fourth quarter of fiscal 2011, the Company performed a strategic review of the Ebel brand and concluded that the future direction for the brand would not include the production of certain mechanical watch movements that are assembled by the Company from parts purchased from third party suppliers. As a result, in the fourth quarter of fiscal 2011, the Company recorded a charge to cost of sales for the future disposition of such inventory. In the fourth quarter of fiscal 2012, the Company expects to record sales and gross margin of approximately $3.3 million resulting from the sale of certain of these mechanical movements and related parts.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet financing or unconsolidated special-purpose entities.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2011, the Financial Accounting Standards Board issued guidance on the presentation of comprehensive income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance allows two presentation alternatives: (1) present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income; or (2) in two separate, but consecutive, statements of net income and other comprehensive income. This guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011. Early adoption is permitted, but full retrospective application is required. The adoption of this guidance will have no impact on the Company’s consolidated financial position or results of operations.

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

As of October 31, 2011, the Company’s entire net forward contracts hedging portfolio consisted of 27.0 million Swiss francs equivalent with various expiry dates ranging through April 25, 2012 compared to a portfolio of 50.0 million Swiss francs equivalent for various expiry dates ranging through April 26, 2011 as of October 31, 2010. If the Company were to settle its Swiss franc forward contracts at October 31, 2011, the net result would be a loss of $0.5 million, net of a tax benefit of $0.3 million. The Company had no Swiss franc option contracts related to cash flow hedges as of October 31, 2011 and 2010.

The Board authorized the hedging of the Company’s Swiss franc denominated investment in its wholly-owned Swiss subsidiaries using purchase options under certain limitations. These hedges are treated as net investment hedges under the relevant accounting guidance regarding derivative instruments. As of October 31, 2011 and 2010, the Company did not hold a purchased option hedge portfolio related to net investment hedging.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under its hedging program, the Company can purchase various commodity derivative instruments, primarily future contracts. These derivatives are documented as qualified cash flow hedges, and gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. The Company did not hold any future contracts in its gold hedge portfolio related to cash flow hedges as of October 31, 2011 and 2010, thus any changes in the gold price will have an equal effect on the Company’s cost of sales.

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

As of October 31, 2011, the Company’s commodity futures contracts consisted of approximately 600 ounces of gold equivalent with an expiry date of November 30, 2011 compared to no commodities futures contracts as of October 31, 2010. If the Company were to settle its commodity future contracts at October 31, 2011, the net result would be a loss of $0.1 million, net of tax benefit of $0.1 million.

Debt and Interest Rate Risk

The Company has the capability to have certain debt obligations with variable interest rates, which are based on LIBOR plus a fixed additional interest rate. The Company does not hedge these interest rate risks. As of October 31, 2011, the Company had no outstanding debt. For additional information concerning potential changes to future interest obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the nine months ended October 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

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

As of October 31, 2011, there have been no material changes to any of the risk factors previously reported in the Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On April 15, 2008, the Board authorized a program to repurchase up to one million shares of the Company’s Common Stock. Under this authorization, the Company has the option to repurchase shares over time, with the amount and timing of repurchases depending on market conditions and corporate needs. The Company may suspend or discontinue the repurchase of stock at any time. Under this share repurchase program, the Company had repurchased a total of 937,360 shares of Common Stock in the open market during the first and second quarters of fiscal year 2009 at a total cost of approximately $19.5 million or $20.79 per share. During the nine months ended October 31, 2011, the Company has not repurchased shares of Common Stock under this program.

An aggregate of 13,647 shares have been repurchased during the nine months ended October 31, 2011 as a result of the surrender of shares in connection with the vesting of certain restricted stock awards. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

The following table summarizes information about the Company’s purchases for the three month period ended October 31, 2011 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934:

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
August 1, 2011—August 31, 2011	—	$—	—	62,640
September 1, 2011—September 30, 2011	281	$16.80	—	62,640
October 1, 2011—October 31, 2011	—	$—	—	62,640

Total	281	$16.80	—	62,640

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

101. INS XBRL Instance Document*

101. SCH XBRL Schema Document*

101. CAL XBRL Calculation Linkbase Document*

101. LAB XBRL Labels Linkbase Document*

101. PRE XBRL Presentation Linkbase Document*

101. DEF XBRL Definition Linkbase Document*

*

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

MOVADO GROUP, INC.
(Registrant)

Dated: December 1, 2011	By:	/s/ Sallie A. DeMarsilis
Sallie A. DeMarsilis
Senior Vice President,
Chief Financial Officer and
Principal Accounting Officer