Form 10-K
period 2012-01-31
MOVADO GROUP INC
filed 2012-03-30
CIK 72573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For fiscal year ended January 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 31, 2011, was approximately $326,198,000 (based on the closing sale price of the registrant’s Common Stock on that date as reported on the New York Stock Exchange). For purposes of this computation, each share of Class A Common Stock is assumed to have the same market value as one share of Common Stock into which it is convertible and only shares of stock held by directors and executive officers were excluded.

The number of shares outstanding of the registrant’s Common Stock and Class A Common Stock as of March 20, 2012, were 18,463,198 and 6,632,967, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to registrant’s 2012 annual meeting of shareholders (the “Proxy Statement”) are incorporated by reference in Part III hereof.

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

Movado Group, Inc. designs, sources, markets and distributes fine watches. Its portfolio of brands is currently comprised of Movado®, Ebel®, Concord®, ESQ® by Movado, Coach® Watches, HUGO BOSS® Watches, Juicy Couture® Watches, Tommy Hilfiger® Watches, Lacoste® Watches and Ferrari® Watches. The Company is a leader in the design, development, marketing and distribution of watch brands sold in almost every major category comprising the watch industry.

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

The Company is highly selective in its licensing strategy and chooses to enter into long-term partnerships with only powerful brands that are leaders in their respective businesses.

As of March 22, 2012, the Company entered into an exclusive worldwide license agreement with Ferrari S.p.A. to use certain well known trademarks of Ferrari including the S.F. and Prancing Horse device in shield, FERRARI OFFICIAL LICENSED PRODUCT and SCUDERIA FERRARI, in connection with the manufacture, advertising, merchandising, promotion, sale and distribution of watches with a suggested retail price not exceeding €1,500. The current term of the license is through December 31, 2017.

The following table sets forth the brands licensed by the Company and the year in which the Company launched each licensed brand for watches.

Brand	Licensor	Year Launched

ESQ	Hearst Communication, Inc.	1993

Coach	Coach, Inc.	1999

Tommy Hilfiger	Tommy Hilfiger Licensing LLC	2001

HUGO BOSS	HUGO BOSS Trade Mark Management GmbH & Co KG	2006

Juicy Couture	L.C. Licensing, Inc.	2007

Lacoste	Lacoste S.A., Sporloisirs S.A. and Lacoste Alligator S.A.	2007

Ferrari	Ferrari S.p.A.	2013*

*	The Company expects to make the first sales of Ferrari watches in 2013.

The Company’s common stock is traded on the NYSE under the trading symbol MOV.

RECENT DEVELOPMENTS

On March 12, 2012, the Company amended its Amended and Restated Loan and Security Agreement, dated as of July 17, 2009, as previously amended, with Bank of America, N.A. and Bank Leumi USA to extend its maturity to 2015, to reflect more favorable current market rate conditions and to modify certain terms.

On March 27, 2012, as a result of Movado Group’s strong financial position in fiscal 2012, the Company’s Board of Directors decided to increase the quarterly cash dividend to $0.05 per share, subject, in each quarter, to the Board’s review of the Company’s financial performance and other factors as determined by the Board and effective March 29, 2012 the Board of Directors approved the payment on April 24, 2012 of a cash dividend in the amount of $0.05 for each share of the Company’s outstanding common stock and class A common stock held by shareholders of record as of the close of business on April 10, 2012. However, the decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

The Company also announced that on March 29, 2012 the Board of Directors approved the payment of a special cash dividend of $0.50 for each share of the Company’s outstanding common stock and class A common stock. This dividend will be paid on May 15, 2012 to all shareholders of record on April 30, 2012.

As of March 22, 2012, the Company entered into an exclusive worldwide license agreement with Ferrari S.p.A. to use certain well known trademarks of Ferrari including the S.F. and Prancing Horse device in shield, FERRARI OFFICIAL LICENSED PRODUCT and SCUDERIA FERRARI, in connection with the manufacture, advertising, merchandising, promotion, sale and distribution of watches with a suggested retail price not exceeding €1,500. The current term of the license is through December 31, 2017.

As of March 23, 2012, the Company donated $3.0 million to the Movado Group Foundation which consisted of both shares of the Company’s common stock and cash.

INDUSTRY OVERVIEW

The largest markets for watches are North America, Western Europe and Asia. The Company divides the watch market into six principal categories as set forth in the following table.

Market Category	Suggested Retail Price Range	Primary Category of Movado Group, Inc. Brands

Exclusive	$10,000 and over	-
Luxury	$2,000 to $9,999	Concord and Ebel
Premium	$500 to $1,999	Movado
Moderate	$100 to $499	ESQ, Coach, HUGO BOSS, Juicy Couture and Lacoste
Fashion	$59 to $145	Tommy Hilfiger
Mass Market	Less than $59	-

Exclusive Watches

Exclusive watches are usually made of precious metals, including 18 karat gold or platinum, and are often set with precious gems. These watches are primarily mechanical or quartz-analog watches. Mechanical watches keep time with intricate mechanical movements consisting of an arrangement of wheels, jewels and winding and regulating mechanisms. Quartz-analog watches have quartz movements in which time is precisely calibrated to the regular frequency of the vibration of quartz crystal. Exclusive watches are manufactured almost entirely in Switzerland. Well-known brand names of exclusive watches include Audemars Piguet, Patek Philippe, Piaget and Vacheron Constantin. The Company does not compete in the exclusive watch category.

Luxury Watches

Luxury watches are either quartz-analog watches or mechanical watches. These watches typically are made with either 14 or 18 karat gold, stainless steel or a combination of gold and stainless steel, and are occasionally set with precious gems. Luxury watches are primarily manufactured in Switzerland. In addition to a majority of the Company’s Ebel and Concord watches, well-known brand names of luxury watches include Baume & Mercier, Breitling, Cartier, Omega, Rolex and TAG Heuer.

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

Moderate Watches

Most moderate watches are quartz-analog watches. Moderate watches are manufactured primarily in Asia and Switzerland. These watches typically are made with gold finish, stainless steel, brass or a combination of gold finish and stainless steel. In addition to the Company’s ESQ, Coach, HUGO BOSS, Juicy Couture and Lacoste brands, well-known brand names of watches in the moderate category include Anne Klein, Bulova, Citizen, Guess, Seiko, Michael Kors and Wittnauer.

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

Ebel

The Ebel brand, one of the world’s premier luxury watch brands, was established in La Chaux-de-Fonds, Switzerland in 1911. Since acquiring Ebel, Movado Group has returned Ebel to its roots as the “Architects of Time” through its product development, marketing initiatives and global advertising campaigns. All Ebel watches feature Swiss movements and are made with solid 18 karat gold, stainless steel or a combination of 18 karat gold and stainless steel. For fiscal 2013, the Company has designed new leadership product that will be introduced for the holiday season to further Ebel’s product positioning.

Concord

Concord was founded in 1908 in Bienne, Switzerland. Inspired by its avant garde roots, Concord is designed to be resolutely upscale with a modern, edgy point of view and has been repositioned as a niche luxury brand. The brand’s products center on its iconic C1 collection, a breakthrough in modern design. Concord watches have Swiss movements and are made with solid 18 karat gold, stainless steel or a combination of 18 karat gold and stainless steel.

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

Ferrari Watches

The Ferrari watch collection will feature compelling identifiable designs combined with high quality craftsmanship. The collection will be launched in the beginning of calendar year 2013.

DESIGN AND PRODUCT DEVELOPMENT

The Company’s offerings undergo two phases before they are produced for sale to customers: design and product development. The design phase includes the creation of artistic and conceptual renderings while product development involves the construction of prototypes. The Company’s Movado BOLD, ESQ and licensed brands are designed by in-house design teams in Switzerland and the United States in cooperation with outside sources, including (in the case of the licensed brands except for ESQ) licensors’ design teams. Product development for the licensed brands, ESQ and Movado BOLD takes place in the Company’s Asia operations. For the Company’s Movado (with the exception of Movado BOLD), Ebel and Concord brands, the design phase is performed by a combination of in-house and freelance designers in Europe and the United States while product development is carried out in the Company’s Swiss operations. Senior management of the Company is actively involved in the design and product development process.

MARKETING

The Company’s marketing strategy is to communicate a consistent, brand-specific message to the consumer. Recognizing that advertising is an integral component to the successful marketing of its product offerings, the Company devotes significant resources to advertising and, since 1972, has maintained its own in-house advertising department which focuses primarily on the implementation and management of global marketing and advertising strategies for each of the Company’s brands, ensuring consistency of presentation. The Company utilizes outside agencies for the creative development of advertising campaigns which are developed individually for each of the Company’s brands and are directed primarily to the end consumer rather than to trade customers. The Company’s advertising targets consumers with particular demographic characteristics appropriate to the image and price range of each brand. Most Company advertising is placed in magazines and other print media but some is also created for radio and television campaigns, online, catalogs, outdoor and other promotional materials. Marketing expenses totaled 13.7%, 15.4% and 15.6% of net sales in fiscal 2012, 2011 and 2010, respectively.

OPERATING SEGMENTS

The Company conducts its business primarily in two operating segments: Wholesale and Retail. For operating segment data and geographic segment data for the years ended January 31, 2012, 2011 and 2010, see Note 14 to the Consolidated Financial Statements regarding Segment Information.

The Company’s wholesale segment includes the design, development, sourcing, marketing and distribution of high quality watches, in addition to after-sales service activities and shipping. The retail segment includes the Company’s outlet stores and, also included until February 14, 2012, the Movado brand flagship store located at Rockefeller Center in New York City. Effective February 14, 2012 the Movado brand flagship store located at Rockefeller Center in New York City closed, as the Company did not renew its lease.

The Company divides its business into two major geographic locations: United States operations, and International, which includes the results of all other Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s international operations are principally conducted in Europe, Asia, Canada, the Middle East, South America and the Caribbean. The Company’s international assets are substantially located in Switzerland.

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

In France and Germany, the Company’s licensed brands are marketed and distributed by subsidiaries of a joint venture company owned 51% by the Company and 49% by Financiere TWC SA (“TWC”), a French company with established distribution, marketing and sales operations in France and Germany. The terms of the joint venture agreement include financial performance measures which, if not attained, give either party the right to terminate the agreement by the following April 30th after the tenth year (January 31, 2016); restrictions on the transfer of shares in the joint venture company; and a buy out right whereby the Company can purchase all of TWC’s shares in the joint venture company as of July 1, 2016 and every fifth anniversary thereafter at a pre-determined price.

In the UK, the Company signed a joint venture agreement (the “JV Agreement”) on May 11, 2007, with Swico Limited (“Swico”), an English company with established distribution, marketing and sales operations in the UK. Swico had been the Company’s exclusive distributor of HUGO BOSS watches in the UK since 2005. Under the JV Agreement, the Company and Swico control 51% and 49%, respectively, of MGS Distribution Limited, an English company (“MGS”) that is responsible for the marketing, distribution and sale in the UK of the Company’s licensed HUGO BOSS, Tommy Hilfiger, Lacoste and Juicy Couture brands, as well as future brands licensed to the Company, subject to the terms of the applicable license agreement. Swico is responsible for the day to day management of MGS, including staffing and providing logistical support, inventory management, order fulfillment, distribution and after sale services, systems and back office support. The terms of the JV Agreement include financial performance measures which, if not attained, give either party the right to terminate the JV Agreement after the tenth year (January 31, 2017); restrictions on the transfer of shares in MGS; and a buy out right whereby the Company can purchase all of Swico’s shares in MGS as of July 1, 2017 and every fifth anniversary thereafter at a pre-determined price.

Retail

The Company’s subsidiary, Movado Retail Group, Inc., closed its Movado boutique division during its second quarter ending July 31, 2010. All of the Movado boutiques were located in the United States. Until February 14, 2012, the Company operated a Movado brand flagship store, located at Rockefeller Center in New York City, which was merchandised with select models of Movado watches. Effective February 14, 2012 the Movado brand flagship store located at Rockefeller Center in New York City closed, as the Company did not renew its lease. The Company also operates 33 outlet stores located in outlet centers across the United States, which serve as an effective vehicle to sell discontinued models and factory seconds of all of the Company’s watches.

SEASONALITY

The Company’s U.S. sales are traditionally greater during the Christmas and holiday season. Consequently, the Company’s net sales historically have been higher during the second half of a fiscal year. The amount of net sales and operating profit generated during the second half of each fiscal year depends upon the general level of retail sales during the Christmas and holiday season, as well as economic conditions and other factors beyond the Company’s control. Major selling seasons in certain international markets center on significant local holidays that occur in late winter or early spring. The second half of each year accounted for 56.6%, 58.6%, and 58.8% of the Company’s net sales for the fiscal years ended January 31, 2012, 2011, and 2010, respectively.

BACKLOG

At March 15, 2012, the Company had unfilled orders of $31.5 million compared to $32.1 million at March 25, 2011 and $25.9 million at March 25, 2010. Unfilled orders include both confirmed orders and orders the Company believes will be confirmed based on the historic experience with the customers. It is customary for many of the Company’s customers not to confirm their future orders with formal purchase orders until shortly before their desired delivery dates.

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

The Company has service facilities around the world including seven Company-owned service facilities and independent service centers which are authorized to perform warranty repairs. A list of authorized service centers can be accessed online at www.mgiservice.com. In order to maintain consistency and quality at its service facilities and authorized independent service centers, the Company conducts training sessions and distributes technical information and updates to repair personnel. All watches sold by the Company come with limited warranties covering the movement against defects in material and workmanship for periods ranging from two to three years from the date of purchase, with the exception of Tommy Hilfiger watches, for which the warranty period is ten years. In addition, the warranty period is five years for the gold plating on certain Movado watch cases and bracelets. Products that are returned under warranty to the Company are generally serviced by the Company’s employees at its service facilities.

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

SOURCING, PRODUCTION AND QUALITY

The Company does not itself manufacture any of the products it sells. The Company employs a flexible manufacturing model that relies on independent manufacturers to meet shifts in marketplace demand and changes in consumer preferences. All product sources must achieve and maintain the Company’s high quality standards and specifications. With strong supply chain organizations in Switzerland, China and Hong Kong, the Company maintains control over the quality of its products, wherever they are manufactured. Compliance is monitored with strictly implemented quality control standards, including on-site quality inspections.

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

The Company licenses ESQUIRE®, ESQ® and related trademarks on an exclusive worldwide basis for use in connection with the manufacture, distribution, advertising and sale of watches pursuant to a license agreement with Hearst Magazine, a division of Hearst Communications, Inc., dated as of January 1, 1992 (as amended, the “Hearst License Agreement”). The current term of the Hearst License Agreement expires December 31, 2015, and contains options for renewal at the Company’s discretion through December 31, 2042.

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

On March 5, 2012, the Company entered into an amended and restated license agreement with HUGO BOSS Trade Mark Management GmbH & Co., extending the term and making certain other changes to the license agreement originally entered by the parties on December 15, 2004, under which the Company received a worldwide exclusive license to use the trademark HUGO BOSS® and any other trademarks containing the names “HUGO” or “BOSS”, in connection with the production, promotion and sale of watches. The term of the license continues through December 31, 2018.

On June 16, 2011, the Company entered into an amended license agreement with L.C. Licensing, Inc., for the exclusive worldwide license to use the trademarks JUICY COUTURE® and COUTURE COUTURE LOS ANGELES™, in connection with the manufacture, advertising, merchandising, promotion, sale and distribution of timepieces and components. The current term of the license is through December 31, 2016.

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

As of March 22, 2012, the Company entered into an exclusive worldwide license agreement with Ferrari S.p.A. to use certain well known trademarks of Ferrari including the S.F. and Prancing Horse device in shield, FERRARI OFFICIAL LICENSED PRODUCT and SCUDERIA FERRARI, in connection with the manufacture, advertising, merchandising, promotion, sale and distribution of watches with a suggested retail price not exceeding €1,500. The current term of the license is through December 31, 2017.

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

EMPLOYEES

As of January 31, 2012, the Company had approximately 1,000 full-time employees in its global operations. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement. The Company has never experienced a work stoppage due to labor difficulties and believes that its employee relations are good.

AVAILABLE INFORMATION

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Company’s website, located at www.movadogroup.com, as soon as reasonably practicable after the same are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). The public may read any materials filed by the Company with the SEC at the SEC’s public reference room at 100 F. Street, N.E., Washington, D.C., 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding the Company at www.sec.gov.

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

Adverse economic conditions in the U.S. or in other key markets, and the resulting declines in consumer confidence and spending, could have a material adverse effect on the Company’s operating results.

The Company’s results are dependent on a number of factors impacting consumer confidence and spending, including, but not limited to, general economic and business conditions; wages and employment levels; volatility in the stock market; home values; inflation; consumer debt levels; availability and cost of consumer credit; economic uncertainty; solvency concerns of major financial institutions; fluctuations in foreign currency exchange rates; fuel and energy costs and/or shortages; tax issues; and general political conditions, both domestic and abroad.

Adverse economic conditions, including declines in employment levels, disposable income, consumer confidence and economic growth could result in decreased consumer spending that would adversely affect sales of consumer goods, particularly those, such as the Company’s products, that are viewed as discretionary items. In addition, events such as war, terrorism, natural disasters or outbreaks of disease could further suppress consumer spending on discretionary items. If any of these events should occur, the Company’s future sales could decline.

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

Favorable brand recognition is an important factor to the future success of the Company. The Company sells its products under a variety of owned and licensed brands. Factors affecting brand recognition are often outside the Company’s control, and the Company’s efforts to create or enhance favorable brand recognition, such as making significant investments in marketing and advertising campaigns, product design and anticipation of fashion trends, may not have their desired effects. Additionally, the Company relies on its licensors to maintain favorable brand recognition of their respective brands, and the Company often has no control over the brand management efforts of its licensors. Finally, although the Company’s independent distributors are subject to contractual requirements to protect the Company’s brands, it may be difficult to monitor or enforce such requirements, particularly in foreign jurisdictions. Any decline in perceived favorable recognition of the Company’s owned or licensed brands could materially and adversely affect future results of operations and profitability. If the Company is unable to respond to changes in consumer demands and fashion trends in a timely manner, sales and profitability could be adversely affected.

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

Consumer demand for the Company’s products can affect inventory levels. If consumer demand is lower than expected, inventory levels can rise causing a strain on operating cash flow. If the inventory cannot be sold through the Company’s wholesale or retail outlets, additional write-downs or write-offs to future earnings could be necessary. Conversely, if consumer demand is higher than expected, insufficient inventory levels could result in unfulfilled customer orders, loss of revenue and an unfavorable impact on customer relationships. In particular, volatility and uncertainty related to macro-economic factors make it more difficult for the Company to forecast customer demand in its various markets. Failure to properly judge consumer demand and properly manage inventory could have a material adverse effect on profitability and liquidity.

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

The Company employs a flexible manufacturing model that relies on independent manufacturers to meet shifts in marketplace demand. Most of these manufacturers rely on third party suppliers for the various component parts needed to assemble finished watches sold to the Company. All such independent manufacturers and suppliers must achieve and maintain the Company’s high quality standards and specifications. The inability of a manufacturer to ship orders in a timely manner or to meet the Company’s high quality standards and specifications could cause the Company to miss committed delivery dates with customers, which could result in cancellation of the customers’ orders. In addition, delays in delivery of satisfactory products could have a material adverse effect on the Company’s profitability, particularly if the delays cause the Company to be unable to market certain products during the seasonal periods when its sales are typically higher. See “Risk Factors – The Company’s business is seasonal, with sales traditionally greater during certain holiday seasons, so events and circumstances that adversely affect holiday consumer spending will have a disproportionately adverse effect on the Company’s results of operations.” A majority of the Swiss watch movements used in the manufacture of Movado, Ebel, Concord and ESQ watches are purchased from two suppliers, one of which is a wholly-owned subsidiary of one of the Company’s competitors. Additionally, the Company generally does not have long-term supply commitments with its manufacturers and thus competes for production facilities with other organizations, some of which are larger and have greater resources. Any loss of an independent manufacturer or disruption in the supply chain with respect to critical component parts may result in the Company’s inability to deliver quality goods in a timely manner and could have an adverse effect on customer relations, brand image, net sales and results of operations.

If the Company loses any of its license agreements, there may be significant loss of revenues and a negative effect on business.

The Company has the right to produce, market and distribute watches under the brand names of ESQ, Coach, Tommy Hilfiger, HUGO BOSS, Juicy Couture, Ferrari and Lacoste pursuant to license agreements with the respective owners of those trademarks. There are certain minimum royalty payments as well as other requirements associated with these agreements. Failure to meet any of these requirements could result in the loss of the license. Additionally, after the term of any license agreement has concluded, the licensor may decide not to renew with the Company. Any loss of one or more of the Company’s licenses could result in loss of future revenues which could adversely affect its financial condition.

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

The Company’s sales are seasonal by nature. The Company’s U.S. sales are traditionally greater during the Christmas and holiday season. Internationally, major selling seasons center on significant local holidays that occur in late winter or early spring. The amount of net sales and operating income generated during these seasons depends upon the general level of retail sales at such times, as well as economic conditions and other factors beyond the Company’s control. The second half of each year accounted for 56.6%, 58.6%, and 58.8% of the Company’s net sales for the fiscal years ended January 31, 2012, 2011, and 2010, respectively. If events or circumstances were to occur that negatively impact consumer spending during such holiday seasons, it could have a material adverse effect on the Company’s sales, profitability and results of operations.

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

A significant portion of the Company’s inventory purchases are denominated in Swiss francs. The Company reduces its exposure to the Swiss franc exchange rate risk through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. In the event these exposures do not offset, the Company has the ability under a hedging program to utilize forward exchange contracts and purchased foreign currency options to mitigate foreign currency risk. If these hedge instruments are unsuccessful at minimizing the risk or are deemed ineffective, any fluctuation of the Swiss franc exchange rate could impact the future results of operations. Changes in currency exchange rates may also affect relative prices at which the Company and its foreign competitors sell products in the same market. Additionally, a portion of the Company’s net sales are recorded in its foreign subsidiaries in a currency other than the local currency of that subsidiary. This predominantly occurs in the Company’s Hong Kong and Swiss subsidiaries when they sell to Euro and British Pound based customers. This exposure is not hedged by the Company. Any fluctuation in the Euro and British Pound exchange rate in relation to the Hong Kong dollar and Swiss franc would have an effect on these sales that are recorded in Euro and British Pound. The currency effect on these sales has an equal effect on their recorded gross profit since the costs of these sales are recorded in the entities’ respective local currency. As a result of these and other foreign currency sales, certain of the Company’s subsidiaries have outstanding foreign currency receivables. At times, the Company reduces its exposure to this exchange rate risk, partially under the hedging program utilizing forward exchange contracts. Furthermore, since the Company’s consolidated financial statements are presented in U.S. dollars, revenues, income and expenses, as well as assets and liabilities of foreign currency denominated subsidiaries must be translated into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Fluctuations in foreign currency exchange rates could adversely affect the Company’s reported revenues, earnings, financial position and the comparability of results of operations from period to period.

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

The Company’s customer base covers a wide range of distribution including national jewelry store chains, department stores, independent regional jewelers, licensors’ retail stores and a network of independent distributors in many countries throughout the world. Except for its agreements with independent distributors, the Company does not have long-term purchase contracts with its customers, nor does it have a significant backlog of unfilled orders. Customer purchasing decisions could vary with each selling season. A material change in the Company’s customers’ purchasing decisions could have an adverse effect on its revenue and operating results.

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

The inability or difficulty of the Company’s customers, suppliers and business partners to obtain credit, could materially and adversely affect its results of operations and liquidity.

Many of the Company’s customers, suppliers and business partners rely on a stable, liquid and well-functioning financial system to fund their operations and a disruption in their ability to access liquidity could cause serious disruptions to or an overall deterioration of their businesses which could impair their ability to meet their obligations to the Company, including delivering product ordered by the Company and placing or paying for future orders of the Company’s products, any of which could have a material adverse effect on the Company’s results of operations and liquidity.

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

Credit and equity markets remain sensitive to world events and macro-economic developments. Therefore, the Company’s cost of borrowing may increase and it may be more difficult to obtain financing for the Company’s operations or to refinance long-term obligations as they become payable. In addition, the Company’s borrowing costs can be affected by independent rating agencies’ short and long-term debt ratings which are based largely on the Company’s performance as measured by credit metrics including interest coverage and leverage ratios. A decrease in these ratings would likely also increase the Company’s cost of borrowing and make it more difficult for it to obtain financing. A significant increase in the costs the Company incurs in order to finance its operations may have a material adverse impact on its business results and financial condition.

A significant portion of the Company’s business is conducted outside of the United States. Many factors affecting business activities outside the United States could adversely impact this business.

The Company produces all of its watches in Europe and Asia. The Company also generates approximately 50% of its revenue from international sources.

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

If the Company was unable to protect the security of personal information about its customers or employees or prevent a privacy breach, it could be subject to costly government enforcement actions and private litigation and suffer significant negative publicity which could materially and adversely affect the Company’s results of operations.

As part of the normal course of business the Company is involved in the receipt and storage of electronic information about customers and employees, as well as proprietary financial and non-financial data. Although the Company believes it has taken reasonable and appropriate actions to protect the security of this information, if the Company were to experience a security breach, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events, it could result in government enforcement actions and private litigation, attract a substantial amount of media attention, and damage the Company’s reputation and its relationships with its customers and employees, materially adversely affecting the Company’s sales and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company leases various facilities in North America, Europe, the Middle East and Asia for its corporate, watch assembly, distribution and sales operations. As of January 31, 2012, the Company’s leased facilities were as follows:

Location	Function	Square Footage	Lease Expiration

Moonachie, New Jersey	Watch assembly, distribution and repair	100,000	July 2019
Paramus, New Jersey	Executive offices	90,050	June 2018
Bienne, Switzerland	Corporate functions, watch sales, distribution, assembly and repair	53,560	January 2013
Bienne, Switzerland	Corporate functions and watch sales	31,740	June 2022
Hong Kong	Watch sales, distribution and repair	13,960	March 2013
Villers le Lac, France	European service and watch distribution	12,800	January 2016
Markham, Canada	Office, distribution and repair	11,200	August 2012
New York, New York	Public relations office, licensed brand showroom	9,900	August 2016
Shanghai, China	Watch sales and distribution	6,050	January 2014
Hackensack, New Jersey	Warehouse	6,600	July 2012
ChangAn Dongguan, China	Quality control and engineering	6,460	December 2012
Munich, Germany	Watch sales and repair	4,380	January 2017
Coral Gables, Florida	Caribbean office, watch sales	2,880	January 2017
Grenchen, Switzerland	Watch sales	2,800	February 2013
Tokyo, Japan	Watch sales	1,840	March 2015
Singapore	Watch sales, distribution and repair	970	June 2012
Crown House, United Kingdom	Watch sales	490	April 2012
Dubai, United Arab Emirates	Watch sales	730	July 2012

All of the foregoing facilities are used exclusively in connection with the wholesale segment of the Company’s business except that a portion of the Company’s executive office space in Paramus, New Jersey is used in connection with management of its retail business.

The Company owns property totaling approximately 24,000 square feet located in La Chaux-de-Fonds, Switzerland used for watch assembly, storage and public relations. In addition, the Company acquired an architecturally significant building in La Chaux-de-Fonds in 2004 as part of its acquisition of Ebel.

The Company also owns approximately 2,500 square feet of office space in Hanau, Germany, which it previously used for sales, distribution and watch repair functions.

As of January 31, 2012, the Company leased 1,550 square feet of retail space for the operation of the Movado brand flagship store, located at Rockefeller Center in New York City which closed February 14, 2012, as the Company did not renew its lease. In addition, the Company leases retail space averaging 1,800 square feet per store with leases expiring from August 2012 to January 2026 for the operation of the Company’s 33 outlet stores in the United States. The Company believes that its existing facilities are suitable and adequate for its current operations.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 20, 2012, there were 50 holders of record of class A common stock and, the Company estimates, 5,100 beneficial owners of the common stock represented by 523 holders of record. The common stock is traded on the New York Stock Exchange under the symbol “MOV” and on March 20, 2012, the closing price of the common stock was $21.97. The quarterly high and low closing prices for the fiscal years ended January 31, 2012 and 2011 were as follows:

	Fiscal Year Ended January 31, 2012		Fiscal Year Ended January 31, 2011
Quarter Ended	Low	High	Low	High

April 30	$12.76	$16.89	$10.30	$14.11
July 31	$14.98	$17.85	$9.89	$13.66
October 31	$10.98	$17.28	$10.10	$11.83
January 31	$13.90	$19.88	$10.94	$16.76

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

On March 27, 2012, as a result of Movado Group’s strong financial position in fiscal 2012, the Company’s Board of Directors decided to increase the quarterly cash dividend to $0.05 per share, and effective March 29, 2012 the Board of Directors approved the payment on April 24, 2012 of a cash dividend in the amount of $0.05 for each share of the Company’s outstanding common stock and class A common stock held by shareholders of record as of the close of business on April 10, 2012. However, the decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

The Company also announced that on March 29, 2012 the Board of Directors approved the payment of a special cash dividend of $0.50 for each share of the Company’s outstanding common stock and class A common stock. This dividend will be paid on May 15, 2012 to all shareholders of record on April 30, 2012.

The Company paid quarterly cash dividends of $0.12 per share, or approximately $3.0 million, for the year ended January 31, 2012. For the year ending January 31, 2013, the Company anticipates four quarterly dividends totaling $0.20 per share of common stock and class A common stock, or approximately $5.0 million based on the current number of outstanding shares and one special dividend of $0.50 per share of common stock and class A common stock, or approximately $12.5 million based on the current number of outstanding shares.

No cash dividends were paid in fiscal 2011. In fiscal 2010, the Company paid a cash dividend of $0.05 per share, or approximately $1.2 million (which was declared in fiscal 2009).

On April 15, 2008, the Board of Directors authorized the repurchase of one million shares of the Company’s common stock. Under this authorization, the Company has the option to repurchase shares over time, with the amount and timing of repurchases depending on market conditions and corporate needs. The Company may suspend or discontinue the repurchase of stock at any time. Under this share repurchase program, the Company repurchased a total of 937,360 shares of common stock in the open market during the first and second quarters of fiscal 2009 at a total cost of approximately $19.5 million or $20.79 average per share. During the twelve months ended January 31, 2012, the Company did not repurchase shares of Common Stock under this program.

An aggregate of 32,731 shares were repurchased during the twelve months ended January 31, 2012 as a result of the surrender of shares in connection with the vesting of certain restricted stock awards and stock options. At the election of an employee, upon the vesting of a stock award or the exercise of a stock option, shares having an aggregate value on the vesting of the award or the exercise date of the option, as the case may be, equal to the employee’s withholding tax obligation may be surrendered to the Company by netting them from the vested shares issued. Similarly, shares having an aggregate value equal to the exercise price of an option may be tendered to the Company in payment of the option exercise price and netted from the shares issued upon the option exercise.

The following table summarizes information about the Company’s purchases of shares of its common stock in the fourth quarter of fiscal 2012.

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
November 1, 2011 – November 30, 2011	—	$—	—	62,640
December 1, 2011 – December 31, 2011	19,365	$18.44	—	62,640
January 1, 2012 – January 31, 2012	—	$—	—	62,640

Total	19,365	$18.44	—	62,640

PERFORMANCE GRAPH

The performance graph set forth below compares the cumulative total shareholder return of the Company’s common stock for the last five fiscal years through the fiscal year ended January 31, 2012 with that of the Broad Market (NYSE Stock Market – U.S. Companies), the S&P SmallCap 600 index and the Russell 2000 index. Each index assumes an initial investment of $100 on January 31, 2007 and the reinvestment of dividends (where applicable).

Company Name / Index	1/31/07	1/31/08	1/31/09	1/31/10	1/31/11	1/31/12

Movado Group, Inc.	100.0	85.34	27.58	39.26	51.75	66.63
S&P SmallCap 600 Index	100.0	92.91	58.78	81.69	106.96	114.98
NYSE (U.S. Companies)	100.0	99.50	64.79	85.68	105.57	108.94
Russell 2000 Index	100.0	90.21	56.97	78.52	103.15	106.09

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

	Fiscal Year Ended January 31,
	2012	2011 *	2010 *	2009 *	2008 *
Statement of income data:

Net sales (1) (2)	$468,117	$382,190	$349,705	$425,895	$515,460

Cost of sales (3) (4)	211,772	199,188	184,074	162,896	208,307

Gross profit (1) (2) (3) (4)	256,345	183,002	165,631	262,999	307,153
Selling, general and administrative (5) (6) (7) (8)	222,782	195,099	187,177	242,391	245,246

Operating income / (loss) (1) (2) (3) (4) (5) (6) (7) (8)	33,563	(12,097)	(21,546)	20,608	61,907

Other income, net (9) (10)	747	—	—	681	—

Interest expense	(1,277)	(2,247)	(4,535)	(2,915)	(3,472)

Interest income	199	319	111	2,132	4,666

Income / (loss) from continuing operations before income taxes	33,232	(14,025)	(25,970)	20,506	63,101
Provision for / (Benefit from) income taxes (11) (12) (13) (14) (15)	604	8,792	13,553	7,102	(5,412)

Income / (loss) from continuing operations	32,628	(22,817)	(39,523)	13,404	68,513
Discontinued operations:
(Loss) from discontinued operations, net of tax	—	(23,675)	(14,909)	(10,830)	(4,630)

Net income / (loss)	32,628	(46,492)	(54,432)	2,574	63,883
Less: Income attributed to noncontrolling interests	633	665	224	237	637

Net income / (loss) attributed to Movado Group, Inc.	$31,995	($47,157)	($54,656)	$2,337	$63,246

Income / (loss) attributable to Movado Group, Inc.:
Income / (loss) from continuing operations, net of tax	$31,995	($23,482)	($39,747)	$13,167	$67,876
(Loss) from discontinued operations, net of tax	—	(23,675)	(14,909)	(10,830)	(4,630)

Net income / (loss)	$31,995	($47,157)	($54,656)	$2,337	$63,246

Basic income / (loss) per share:
Weighted basic average shares outstanding	24,926	24,753	24,541	24,782	26,049
Income / (loss) per share from continuing operations attributed to Movado Group, Inc.	$1.28	($0.95)	($1.62)	$0.53	$2.61
(Loss) per share from discontinued operations	$—	($0.96)	($0.61)	($0.44)	($0.18)
Net income / (loss) per share attributable to Movado Group, Inc.	$1.28	($1.91)	($2.23)	$0.09	$2.43

Diluted income / (loss) per share:
Weighted diluted average shares outstanding	25,141	24,753	24,541	25,554	27,293
Income / (loss) per share from continuing operations attributed to Movado Group, Inc.	$1.27	($0.95)	($1.62)	$0.52	$2.49
(Loss) per share from discontinued operations	$—	($0.96)	($0.61)	($0.44)	($0.18)
Net income / (loss) per share attributable to Movado Group, Inc.	$1.27	($1.91)	($2.23)	$0.09	$2.32

Cash dividends declared and paid per share	$0.12	$—	$—	$0.29	$0.32

Balance sheet data (end of period):
Working capital (16)	$346,239	$312,041	$325,914	$310,185	$423,610
Total assets	$506,043	$444,205	$473,363	$568,007	$650,194
Total long-term debt (16)	$—	$—	$10,000	$—	$60,895
Movado Group, Inc. shareholders’ equity	$394,074	$356,479	$373,554	$403,276	$467,031

(1)	Fiscal 2012 net sales include a $3.0 million sale of certain proprietary watch movements.
(2)

Fiscal 2008 net sales include a non-cash charge for estimated returns in the amount of $15.0 million and gross profit and operating income include a non-cash charge of $11.0 million, related to the closing of certain wholesale customer doors in the U.S.

(3)	Fiscal 2011 includes a non-cash charge of $24.1 million for certain non-core gold and mechanical movement inventory.
(4)	Fiscal 2010 includes a non-cash charge of $8.8 million for certain excess non-core inventory.
(5)	Fiscal 2012 includes a $3.0 million donation to the Movado Group Foundation.
(6)

Fiscal 2011 and 2010 include non-cash charges of $3.1 million and $2.5 million, respectively, for write-downs of certain assets primarily related to intangible assets, tooling costs and trade booths for the Basel Fair.

(7)	Fiscal 2011 includes a reversal of a previously recorded liability of $4.3 million for a retirement agreement with the Company’s former Chairman.
(8)	Fiscal 2009 includes a pre-tax charge of $11.1 million associated with the Company’s expense reduction initiatives and a restructuring of certain benefit arrangements.
(9)	Fiscal 2012 other income consists of a pre-tax gain of $0.7 million on the sale of a building which was completed in the second quarter of fiscal 2012.
(10)	Fiscal 2009 other income consists of a pre-tax gain of $0.7 million on the collection of life insurance proceeds from policies covering the Company’s former Chairman.
(11)

Fiscal 2012 effective tax rate of 1.8% includes a release of a valuation allowance against net deferred tax assets in Switzerland, partially offset by the accrual of a Swiss withholding tax settlement and the continued recording of other valuation allowances, most notably the valuation allowance against net U.S. deferred tax assets, and the tax accrued on the repatriation of foreign earnings.

(12)

Fiscal 2011 effective tax rate of -62.7% includes a charge for the establishment of a valuation allowance against net deferred tax assets in Switzerland, in addition to continued recording of valuation allowances, most notably the valuation allowance against net U.S. deferred tax assets, and the tax accrued on the repatriation of foreign earnings.

(13)

Fiscal 2010 effective tax rate of -52.2% includes a charge for the establishment of a full valuation allowance on domestic net deferred tax assets, resulting from a U.S. tax law change, allowing for an elective 5 year carryback for tax losses originating in either fiscal 2009 or fiscal 2010.

(14)	Fiscal 2009 effective tax rate of 34.6% includes tax accrued on the future repatriation of foreign earnings somewhat offset by a release of valuation allowances on foreign tax losses.
(15)

Fiscal 2008 effective tax rate of -8.6% reflects a result of the recognition of previously unrecognized tax benefits due to the settlement of the IRS audit for fiscal years 2004 through 2006 and the release of valuation allowances in whole or part on Swiss and UK tax losses.

(16)

The Company defines working capital as current assets less current liabilities. In fiscal 2009 the Company reclassified $65.0 million of outstanding debt from non-current liabilities to current liabilities, due to non-compliance with the interest coverage ratio covenant under certain of its current debt agreements.

*

Effective February 1, 2011, the Company changed its method of valuing its U.S. inventory to the average cost method. The consolidated financial statements of the prior years have been adjusted to apply the new accounting method retroactively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Net sales. The Company operates and manages its business in two principal business segments – Wholesale and Retail. The Company also operates in two geographic locations – United States and International. The Company divides its watch brands into three distinct categories: luxury, accessible luxury and licensed brands. The luxury category consists of the Ebel and Concord brands. The accessible luxury category consists of the Movado and ESQ by Movado brands. The licensed brands category represents brands distributed under license agreements and includes Coach, HUGO BOSS, Juicy Couture, Lacoste, Tommy Hilfiger and effective as of March 22, 2012, certain trademarks owned by Ferrari S.p.A.

The primary factors that influence annual sales are general economic conditions in the Company’s U.S. and international markets, new product introductions, the level and effectiveness of advertising and marketing expenditures and product pricing decisions.

Approximately 50% of the Company’s total sales are from international markets, and therefore reported sales made in those markets are affected by foreign exchange rates. The Company’s international sales are billed in local currencies (predominantly Euros and Swiss francs) and translated to U.S. dollars at average exchange rates for financial reporting purposes.

The Company’s business is seasonal. There are two major selling seasons in the Company’s markets: the spring season, which includes school graduations and several holidays and, most importantly, the Christmas and holiday season. Major selling seasons in certain international markets center on significant local holidays that occur in late winter or early spring. The Company’s net sales historically have been higher during the second half of the fiscal year. The second half of each year accounted for 56.6%, 58.6%, and 58.8% of the Company’s net sales for the fiscal years ended January 31, 2012, 2011 and 2010, respectively.

The Company’s retail operations consist of 33 outlet stores located throughout the United States and, until February 14, 2012, also included the Movado brand flagship store located at Rockefeller Center in New York City. The Company does not have any retail operations outside of the United States. Effective February 14, 2012 the Movado brand flagship store located at Rockefeller Center in New York City closed, as the Company did not renew its lease.

The significant factors that influence annual sales volumes in the Company’s retail operations are similar to those that influence U.S. wholesale sales. In addition, most of the Company’s outlet stores are located near vacation destinations and, therefore, the seasonality of these stores is driven by the peak tourist seasons associated with these locations.

Gross Margins. The Company’s overall gross margins are primarily affected by four major factors: brand and product sales mix, product pricing strategy, manufacturing costs and fluctuation in foreign currency exchange rates, in particular the relationship between the U.S. dollar and the Swiss franc and the Euro. Gross margins for the Company may not be comparable to those of other companies, since some companies include all the costs related to their distribution networks in cost of sales whereas the Company does not include the costs associated with its U.S. and Asia warehousing and distribution facilities nor the occupancy costs for the retail segment in the cost of sales line item.

Gross margins vary among the brands included in the Company’s portfolio and also among watch models within each brand. Watches in the luxury category generally earn lower gross margin percentages than watches in the accessible luxury category. Gross margins in the Company’s outlet business are lower than a majority of those in the wholesale business since the outlets primarily sell seconds and discontinued models that generally command lower selling prices.

All of the Company’s brands compete with a number of other brands on the basis of not only styling but also wholesale and retail price. The Company’s ability to improve margins through price increases is therefore, to some extent, constrained by competitors’ actions.

Cost of sales of the Company’s products consists primarily of component costs, royalties, assembly costs and unit overhead costs associated with the Company’s supply chain operations in Switzerland and Asia. The Company’s supply chain operations consist of logistics management of assembly operations and product sourcing in Switzerland and Asia and minor assembly in Switzerland. Through productivity improvement efforts, the Company has controlled the level of overhead costs and maintained flexibility in its cost structure by outsourcing a significant portion of its component and assembly requirements.

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

In the fourth quarter of fiscal 2012, the Company recorded a sale of certain mechanical movements that had been written down in the previous year. As a result, the Company recorded a pre-tax net profit of $2.3 million related to those movements. In the fourth quarter of fiscal 2011, the Company recorded a non-cash charge of $24.1 million to write-down certain inventories to market value, primarily inventories of certain non-core gold watches and related parts and mechanical movements. In fiscal 2010, the Company recorded a non-cash charge of $8.8 million primarily for excess non-core component inventory. For more information regarding these inventory related charges, see Critical Accounting Policies and Estimates – Inventories.

Since a substantial amount of the Company’s product costs are incurred in Swiss francs, fluctuations in the U.S. dollar/Swiss franc exchange rate can impact the Company’s cost of goods sold and, therefore, its gross margins. The Company reduces its exposure to the Swiss franc exchange rate risk through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. In the event these exposures do not offset, the Company has the ability to hedge its Swiss franc purchases using a combination of forward contracts and purchased currency options. The Company’s hedging program had the effect of reducing the exchange rate impact on product costs and gross margins for fiscal years 2012 and 2011. In fiscal 2010, the Company decided not to hedge a significant portion of the Company’s Swiss francs purchases which, as a result of the unfavorable Swiss franc foreign exchange rate, had a negative effect on the recorded gross margins.

Selling, General and Administrative (“SG&A”) Expenses. The Company’s SG&A expenses consist primarily of marketing, selling, distribution, general and administrative expenses. In fiscal 2012, the Company recorded a $3.0 million pre-tax charge related to a donation made to the Movado Group Foundation. In fiscal 2011, the Company recorded a non-cash pre-tax charge of $3.1 million related to the write-down of certain assets related to intangible assets, tooling costs and trade booths for the Basel Fair. In fiscal 2011, the Company recorded a benefit of $4.3 million resulting from the reversal of a previously recorded liability for a retirement agreement with the Company’s former Chairman. In fiscal 2010, the Company recorded a non-cash pre-tax charge of $2.5 million related to the write-down of certain assets related to trade booths for the Basel Fair.

Annual marketing expenditures are based principally on overall strategic considerations relative to maintaining or increasing market share in markets that management considers to be crucial to the Company’s continued success as well as on general economic conditions in the various markets around the world in which the Company sells its products. Marketing expenses include various forms of media advertising, digital advertising and co-operative advertising with customers and distributors and other point-of-sale marketing and promotion spending. For fiscal 2012 and 2011, the Company increased its investment in marketing and advertising in order to elevate its connection to consumers and better position its brands in the marketplace.

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

General and administrative expenses consist primarily of salaries and other employee compensation including performance based compensation, employee benefit plan costs, office rent, management information systems costs, professional fees, bad debts, depreciation and amortization of furniture, computer software and leasehold improvements, patent and trademark expenses and various other general corporate expenses.

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

Revenue Recognition

In the wholesale segment, the Company recognizes revenue upon transfer of title and risk of loss in accordance with its FOB shipping point terms of sale and after the sales price is fixed and determinable and collectability is reasonably assured. In the retail segment, transfer of title and risk of loss occurs at the time of register receipt. The Company records estimates for sales returns and sales and cash discount allowances as a reduction of revenue in the same period that the sales are recorded. These estimates are based upon historical analysis, customer agreements and/or currently known factors that arise in the normal course of business. While returns have historically been within the Company’s expectations and the provisions established, future return rates may differ from those experienced in the past. In the event that returns are authorized at a rate significantly higher than the Company’s historic rate, the resulting returns could have an adverse impact on its operating results for the period in which such results materialize.

Allowance for Doubtful Accounts

Accounts receivable are reduced by an allowance for amounts that may be uncollectible in the future. Estimates are used in determining the allowance for doubtful accounts and are based on an analysis of the aging of accounts receivable, assessments of collectability based on historic trends, the financial condition of the Company’s customers and an evaluation of economic conditions. In general, the actual bad debt losses have historically been within the Company’s expectations and the allowances it established. As of January 31, 2012, except for those accounts provided for in the reserve for doubtful accounts, the Company knew of no situations with any of the Company’s major customers which would indicate the customer’s inability to make their required payments.

Inventories

The Company values its inventory at the lower of cost or market. Effective February 1, 2011, the Company changed its method of valuing its U.S. inventories to the average cost method. In prior years, primarily all U.S. inventories were valued using the first-in, first-out (“FIFO”) method. With this change, all of the Company’s inventories are now valued using the average cost method. The Company believes that the average cost method of inventory valuation is preferable because (1) it permits the Company to use a single method of accounting for all of the Company’s U.S. and international inventories, (2) it aligns costing with the Company’s forecasting and procurement decisions, and (3) since a number of the Company’s key competitors use the average cost method, it improves comparability of the Company’s financial statements. The consolidated financial statements of prior periods presented have been adjusted to apply the new accounting method retroactively, as described in the applicable accounting guidance for accounting changes and error corrections. The Company performs reviews of its on-hand inventory to determine amounts, if any, of inventory that is deemed discontinued, excess, or unsaleable. Inventory classified as discontinued, together with the related component parts which can be assembled into saleable finished goods, is sold primarily through the Company’s outlet stores. When management determines that finished product is unsaleable or that it is impractical to build the remaining components into watches for sale, a charge is recorded to value those products and components at the lower of cost or market.

During the fourth quarter of fiscal 2012, the Company recorded a net pre-tax profit of $2.3 million related to the sale of certain Ebel proprietary watch movements that were previously written down in the prior year. In the fourth quarter of fiscal 2011, there were events and circumstances, as described below, that resulted in the

Company recording a non-cash charge of approximately $24.1 million to write-down certain inventories to market value, primarily inventories of certain non-core gold watches and related parts and mechanical movements. Certain watches in the Ebel brand line used proprietary watch movements that were assembled by the Company from parts purchased from third party suppliers. In the fourth quarter of fiscal 2011, the Company performed a strategic review of the Ebel brand and concluded that the future direction for the brand would not include the production of these proprietary movements, making inventory of these movement parts excess and obsolete. As a result, the Company recorded a charge to cost of sales for the future disposition of such inventory, net of estimated recovery. Additionally, in the fourth quarter of fiscal 2011, the Company concluded it would significantly reduce its offering of gold watches, considering particularly the recent increases in the price of gold, and therefore recorded a charge to cost of sales related to non-core gold inventory. Ordinarily, the Company would utilize its outlet stores to dispose of this excess inventory; however, in performing a detailed review of the non-core inventory, the Company concluded that the time, effort and costs to sell most of the gold watches were excessive and that the current salvage value provided a quicker and adequate return. These gold watches and components were valued at market, which resulted in a charge to cost of sales. As of January 31, 2012, the Company substantially completed its initiative to recover gold from this non-core gold inventory.

In fiscal 2010, the Company conducted a review and identified excess non-core component inventory. The Company made the decision that it was not economically prudent to invest additional cash and effort to convert these components into finished goods, and subsequently recorded a charge of $8.8 million in cost of sales.

Long-Lived Assets

The Company periodically reviews the estimated useful lives of its depreciable assets based on factors including historical experience, the expected beneficial service period of the asset, the quality and durability of the asset and the Company’s maintenance policy including periodic upgrades. Changes in useful lives are made on a prospective basis unless factors indicate the carrying amounts of the assets may not be recoverable and an impairment is necessary.

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

In the first quarter of fiscal 2011, the Company determined that the carrying value of its long-lived assets with respect to certain Movado boutiques was not recoverable. The review was performed because of the closing of the boutique division and as a result, the Company recorded a non-cash pre-tax charge of $3.4 million related to the write-downs of property, plant and equipment. This charge was included in discontinued operations in the Consolidated Statements of Operations. In the fourth quarter of fiscal 2011, the Company recorded a non-cash pre-tax charge of $3.1 million, primarily related to the write-down of certain intangible assets, tooling costs and trade booths for the Basel Fair. The review was performed because of fiscal 2011 fourth quarter losses and future forecasted losses of specific business areas. This charge was included in the selling, general and administrative expenses in the Consolidated Statements of Operations. In the fourth quarter of fiscal 2010, the Company determined that the carrying value of its long-lived assets primarily with respect to certain Movado boutiques and trade booths for the Basel Fair was not recoverable. The review was performed because of the ongoing difficult economic conditions that had a negative effect on the Company’s fourth quarter ended January 31, 2010, the retail segment’s largest quarter of the year in terms of sales and profitability. As a result, the Company recorded a non-cash pre-tax charge of $7.6 million related to the write-downs of property, plant and equipment. Of these charges, $5.1 million was included in discontinued operations and $2.5 million was included in the selling, general and administrative expenses in the Consolidated Statements of Operations. All of the above impairment charges were calculated as the difference between the assets’ carrying values and their estimated fair value. In each case, the estimated fair value of the assets was zero as the future undiscounted cash flow was negative.

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

Stock-Based Compensation

Under the accounting guidance for share-based payments, the Company utilizes the Black-Scholes option-pricing model to calculate the fair value of each option at the grant date which requires that certain assumptions be made. The expected life of stock option grants is determined using historical data and represents the time period during which the stock option is expected to be outstanding until it is exercised. The risk free interest rate is the yield on the grant date of U.S. Treasury constant maturities with a maturity date closest to the expected life of the stock option. The expected stock price volatility is derived from historical volatility and calculated based on the estimated term structure of the stock option grant. The expected dividend yield is calculated using the expected annualized dividend which remains constant during the expected term of the option.

Compensation expense for equity instruments is accrued based on the estimated number of instruments for which the requisite service is expected to be rendered. Additionally, for performance based awards, compensation expense is accrued only if it is probable that the performance condition will be achieved. The Company reviews the estimates of forfeitures and the probability of performance conditions being achieved at each reporting period. Any changes to compensation expense as a result of a change in these estimates are reflected in the period of change. Expense related to stock option compensation is recognized on a straight-line basis over the vesting term. During fiscal 2010, as a result of the deteriorating global economy, it became apparent that the performance goals for certain performance based awards would not be achieved. This resulted in the reversal of previously accrued stock-based compensation expenses of approximately $0.7 million. No performance based awards were granted in fiscal years 2012 or 2011.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax laws and tax rates in each jurisdiction where the Company operates, and applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date. In addition, the amounts of any future tax benefits are reduced by a valuation allowance to the extent such benefits are not expected to be realized on a more-likely-than-not basis. The Company calculates estimated income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for both book and tax purposes. See Note 7 to the Company’s Consolidated Financial Statements for further information regarding income taxes.

The Company follows guidance for accounting for uncertainty in income taxes. This guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. This guidance also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions.

RESULTS OF OPERATIONS

The following is a discussion of the results of operations for fiscal 2012 compared to fiscal 2011 and fiscal 2011 compared to fiscal 2010 along with a discussion of the changes in financial condition during fiscal 2012.

The following are net sales by business segment and geographic location (in thousands):

	Fiscal Year Ended January 31,
	2012	2011	2010
Wholesale:
United States	$179,699	$146,990	$139,485
International	233,126	182,147	155,455
Retail	55,292	53,053	54,765

Net sales	$468,117	$382,190	$349,705

The following table presents the Company’s results of operations expressed as a percentage of net sales for the fiscal years indicated:

	Fiscal Year Ended January 31,
	2012 % of net sales	2011 % of net sales	2010 % of net sales

Net sales	100.0%	100.0%	100.0%
Gross margin	54.8%	47.9%	47.4%
Selling, general and administrative expenses	47.6%	51.1%	53.5%
Operating income / (loss)	7.2%	(3.2)%	(6.1)%
Other income	0.2%	0.0%	0.0%
Interest expense	0.3%	0.6%	1.3%
Interest income	0.1%	0.1%	0.1%
Provision for income taxes	0.1%	2.3%	3.9%
Noncontrolling interests	0.1%	0.2%	0.1%
Income / (loss) from continuing operations, net of tax	6.8%	(6.1)%	(11.3)%
(Loss) from discontinued operations, net of tax	0.0%	(6.2)%	(4.3)%
Net income / (loss) attributed to Movado Group, Inc.	6.8%	(12.3)%	(15.6)%

Fiscal 2012 Compared to Fiscal 2011

Net Sales

Net sales in fiscal 2012 were $468.1 million, $85.9 million or 22.5% above the prior year. Net sales in fiscal 2012 included a sale of certain proprietary movements for $3.0 million. The increase in net sales was driven by growth in both the United States and international locations of the wholesale segment. For fiscal 2012, fluctuations in foreign currency exchange rates favorably impacted net sales by $12.5 million when compared to the prior year.

United States Wholesale Net Sales

Net sales in fiscal 2012 in the United States portion of the wholesale segment were $179.7 million, above the prior year by $32.7 million or 22.3%, driven by sales increases in both the accessible luxury and licensed brand categories. Net sales in the accessible luxury category were above prior year by $25.5 million or 29.0%, primarily due to strong sell-through in the Company’s distribution channels resulting from product innovation, such as the Movado BOLD collection, and the increased focus and spending on marketing and advertising. Additionally, prior year sales in the accessible luxury category were negatively impacted by the Company’s decision to limit sales to customers the Company believed to have heightened credit risk. Net sales in the licensed brand category were above the prior year by $8.0 million or 17.3%, primarily due to increased demand driven by innovative product designs at key price points that are resonating well with customers. Net sales in the luxury category were relatively flat when compared to the prior year.

International Wholesale Net Sales

Net sales in fiscal 2012 in the international portion of the wholesale segment were $233.1 million, above the prior year by $51.0 million or 28.0%, with increases recorded in all watch brand categories. Net sales in the licensed brands category were above the prior year by $35.0 million or 32.6%, primarily due to growth in existing markets resulting from higher demand, as well as new market expansion. Net sales in the luxury category were above the prior year by $7.5 million, or 22.7%, primarily as the result of sales of select non-core gold watch offerings in the category. Net sales in the accessible luxury category were above the prior year period by $4.9 million, or 14.7%, primarily driven by higher sales in China. Additionally, in fiscal 2012 net sales in the international portion of the wholesale segment included a sale of certain proprietary movements of $3.0 million. For fiscal year 2012, fluctuations in foreign currency exchange rates favorably impacted net sales by $12.5 million when compared to the prior year.

Retail Net Sales

Net sales in fiscal 2012 in the retail segment were $55.3 million, representing a 4.2% increase from the prior year sales of $53.1 million. The increase in sales was driven by an increase in the number of stores operated when compared to the prior year. As of January 31, 2012, the Company operated 33 outlet stores and the Movado brand flagship store located at Rockefeller Center in New York City, compared to 33 outlet stores as of January 31, 2011.

The Company considers comparable store sales to be sales of stores that were open as of February 1st of the last fiscal year through January 31st of the current fiscal year. The Company had 31 comparable outlet stores for the year ended January 31, 2012. The sales from stores that have been relocated, renovated or refurbished are included in the calculation of comparable store sales. The method of calculating comparable store sales varies across the retail industry. As a result, the Company’s method for the calculation of comparable store sales may not be the same measures used or reported by other companies.

Gross Profit

Gross profit for fiscal 2012 was $256.3 million or 54.8% of net sales as compared to $183.0 million or 47.9% of net sales in the prior year. The increase in gross profit of $73.3 million was primarily due to higher gross margin percentage achieved and, to a lesser extent, higher net sales. The gross margin percentage for fiscal 2012 was favorably impacted by approximately 120 basis points resulting from leverage gained on certain fixed costs due to the increase in sales volume year-over-year and 40 basis points related to a shift in channel and product mix. When compared to the prior year, the gross margin for fiscal 2012 was unfavorably impacted by approximately 120 basis points due to fluctuations in foreign currency exchange rates.

In fiscal 2011, gross profit, as well as gross margin percentage, were unfavorably impacted as a result of non-cash charges to record inventory at market value. In the fourth quarter of fiscal 2011, the Company recorded a net non-cash charge of approximately $24.1 million to write-down certain inventories to market value, primarily inventories of non-core gold watches and related parts and mechanical movements. The change in inventory related charges year-over-year had a positive effect on gross margin in fiscal 2012 by approximately 650 basis points.

Selling, General and Administrative

SG&A expenses for fiscal 2012 were $222.8 million as compared to $195.1 million in the prior year, representing an increase of $27.7 million or 14.2%. The increase in SG&A expense includes higher compensation and benefit expense of $11.6 million resulting from salary increases, the reinstatement of certain employee benefits and performance-based compensation. Additionally, higher marketing expense of $2.3 million was recorded during the current year resulting from expenses associated with the Company’s decision to increase spending in this area in an effort to drive sales growth. The effect of fluctuations in foreign currency exchange rates unfavorably impacted SG&A expenses for fiscal 2012 by $9.5 million, which was the result of increases from the translation of foreign subsidiary results. Additionally, in the current year the Company recorded a donation of $3.0 million to the Movado Group Foundation. In the prior year the Company recorded a charge for asset write-downs of $3.1 million primarily related to intangible assets, tooling, trade booths for Basel Fair and displays. In the prior year the Company also recorded a non-recurring benefit of $4.3 million resulting from the reversal of a previously recorded liability for a retirement agreement with the Company’s late Chairman.

Wholesale Operating Income / Loss

Operating income of $24.7 million was recorded in the wholesale segment for fiscal 2012 compared to an operating loss of $20.8 million recorded in the wholesale segment for fiscal 2011. The $45.5 million increase in operating income was the net result of an increase in gross profit of $71.9 million, partially offset by an increase in SG&A expenses of $26.4 million. The increase in gross profit of $71.9 million was primarily attributed to a higher gross margin percentage achieved year-over-year and, to a lesser extent, higher net sales. The increase in SG&A expenses of $26.4 million was driven by higher compensation and benefit expenses of $11.0 million, higher marketing expense of $2.3 million, as well as the unfavorable impact of foreign currency fluctuations of $9.5 million when compared to the prior year. Additionally, in the current year the Company recorded a donation of $3.0 million to the Movado Group Foundation. In the prior year the Company recorded a charge for asset write-downs of $3.1 million primarily related to intangible assets, tooling, trade booths for Basel Fair and displays. In the prior year the Company also recorded a non-recurring benefit of $4.3 million resulting from the reversal of a previously recorded liability for a retirement agreement with the Company’s late Chairman.

Retail Operating Income

Operating income of $8.9 million and $8.7 million were recorded in the retail segment in fiscal 2012 and 2011, respectively. The $0.2 million increase in income was the net result of a higher gross margin of $1.5 million, partially offset by an increase in SG&A expenses of $1.3 million. The increase in gross profit of $1.5 million was primarily attributed to the increase in sales volume year-over-year, and to a lesser extent, a higher gross margin percentage achieved. The increase in SG&A expenses of $1.3 million was primarily due to expenses for stores that were not open the full twelve months in the prior year.

Other Income

The Company recorded other income of $0.7 million for the fiscal year ended January 31, 2012 resulting from the pre-tax gain on the sale of a building in the second quarter of fiscal 2012.

Interest Expense

Interest expense for fiscal 2012 was $1.3 million which primarily consisted of the amortization of deferred financing costs. Interest expense for fiscal 2011 was $2.2 million which primarily consisted of amortization of deferred financing costs, as well as interest on outstanding borrowings under the Company’s credit facility. For fiscal 2012 the Company had no outstanding borrowings under its credit facility and for fiscal 2011 the Company ended the year with no outstanding borrowings under its credit facility with an average debt borrowing of $8.4 million for fiscal 2011.

For borrowings data for the years ended January 31, 2012 and 2011, see Note 4 to the Consolidated Financial Statements.

Interest Income

Interest income was $0.2 million for fiscal 2012 as compared to $0.3 million for the prior year.

Income Taxes

The Company recorded tax expense of $0.6 million and $8.8 million for fiscal years 2012 and 2011, respectively. The effective tax rate for fiscal 2012 was 1.8%, primarily as a result of the release of a valuation allowance against net deferred tax assets in Switzerland, partially offset by the accrual of a Swiss withholding tax settlement and the continued recording of other valuation allowances, most notably the valuation allowance against net U.S. deferred tax assets, and the tax accrued on the repatriation of foreign earnings. The effective tax rate for fiscal 2011 was -62.7% for continuing operations, primarily as a result of the establishment of a valuation allowance against net deferred tax assets in Switzerland, in addition to continued recording of other valuation allowances, and the tax accrued on the repatriation of foreign earnings. See Note 7 to the Company’s Consolidated Financial Statements for further information regarding income taxes.

Loss From Discontinued Operations

The Company records the financial results of its Movado boutique division as discontinued operations, which ceased doing business during the quarter ended July 31, 2010. For fiscal 2011 the Company recorded a loss from discontinued operations of $23.7 million, all of which was recorded in the first half of the fiscal year.

Net Income / Loss Attributed to Movado Group, Inc.

For fiscal 2012, the Company recorded net income of $32.0 million compared to a net loss of $47.2 million for the prior year.

Fiscal 2011 Compared to Fiscal 2010

Net Sales

Net sales in fiscal 2011 were $382.2 million, $32.5 million or 9.3% above the prior year. Excluding $14.6 million of liquidation of excess discontinued inventory in the prior year, fiscal 2011 net sales were $47.1 million or 14.1% above the prior year. The Company is presenting net sales excluding sales of excess discontinued inventory because the Company believes that it is useful to eliminate the effect of this item in order to improve the comparability of the Company’s results for the periods presented. For fiscal 2011, fluctuations in foreign currency exchange rates unfavorably impacted net sales by $0.9 million when compared to the prior year.

United States Wholesale Net Sales

Net sales in fiscal 2011 in the U.S. portion of the wholesale segment were $147.0 million, representing a 5.4% increase above the prior year sales of $139.5 million. Excluding $14.6 million of liquidation of excess discontinued inventory in the prior year, fiscal 2011 net sales were above the prior year by $22.1 million, or 17.7%. (The remaining discussion in this paragraph excludes the impact of the liquidation sales of excess discontinued inventory.) The increase in U.S. wholesale net sales of $22.1 million was primarily due to higher sales in the accessible luxury category of $16.7 million or 23.6% above the prior year. This increase in sales primarily resulted from higher demand as customers began to replenish their inventories after significant destocking in the prior year, when they slowed replenishment and reduced open-to-buy levels as a result of the unfavorable economic conditions. These increases were partially offset by the Company’s decision to continue to limit distribution in fiscal 2011, as well as the decision to limit sales to customers the Company believed represented an unacceptable credit risk. Additionally, higher net sales were recorded in the licensed brand category of $5.8 million, or 14.2% above the prior year, primarily due to better performance resulting from improved economic conditions when compared to the prior year. Net sales in the luxury category were below the prior year by $0.9 million, or 23.7%.

International Wholesale Net Sales

Net sales in fiscal 2011 in the international portion of the wholesale segment were $182.1 million, representing a 17.2% increase above the prior year sales of $155.5 million. The increase in international wholesale net sales of $26.7 million was primarily due to higher sales recorded in the licensed brand category. Net sales in the licensed brand category were above the prior year by $20.4 million or 23.5%, primarily due to growth in existing markets resulting from higher demand. Additionally, higher net sales were recorded in the luxury category of $4.0 million, or 13.9%, as the category was more promotional when compared to the prior year. Furthermore, higher net sales were also recorded in the accessible luxury category of $2.4 million, or 8.0% above the prior year driven by higher sales in Asia and Latin America. For fiscal 2011, fluctuations in foreign currency exchange rates unfavorably impacted net sales by $0.9 million when compared to the prior year.

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

Gross Profit

Gross profit for fiscal 2011 was $183.0 million or 47.9% of net sales as compared to $165.6 million or 47.4% of net sales in the prior year. The increase in gross profit of $17.4 million was primarily attributable to higher net sales, and to a lesser extent, the higher gross margin percentage achieved. In fiscal 2010, there were a few items that unfavorably impacted the gross margin percentage which did not re-occur in fiscal 2011. The gross margin percentage in fiscal 2010 was unfavorably impacted by approximately 280 basis points resulting from the $14.6 million of sales of excess discontinued inventory. In addition, both gross profit as well as gross margin percentage in fiscal 2010 were unfavorably impacted by overhead absorption and currency effects. The unfavorable overhead absorption in fiscal 2010 was primarily attributed to abnormally low production levels associated with the decline in sales volume without a corresponding decrease in overhead expenses, which unfavorably impacted the gross margin percentage by approximately 90 basis points. The unfavorable currency effects in fiscal 2010 were primarily the result of fluctuations in foreign currency due to losses on the un-hedged portion of the Company’s Swiss franc liabilities, predominantly in the United States, which unfavorably impacted the gross margin percentage by approximately 50 basis points. In both fiscal 2011 and 2010, gross profit, as well as gross margin percentage, were unfavorably impacted as a result of non-cash charges to record inventory at market value. In the fourth quarter of fiscal 2011, there were certain events and circumstances that occurred which resulted in the Company recording an additional cumulative net non-cash charge of approximately $24.1 million to write-down certain inventories to market value, primarily inventories of non-core gold watches and related parts and mechanical movements. In the fourth quarter of fiscal 2010, the Company conducted a review of inventory and identified excess non-core components and made the decision that it was not economically prudent to invest additional cash and effort to convert these components into finished goods. As a result, the Company recorded a non-cash charge of $8.8 million. The increase in inventory related charges year-over-year negatively affected gross margin in fiscal 2011 by approximately 390 basis points.

Selling, General and Administrative

SG&A expenses for fiscal 2011 were $195.1 million as compared to $187.2 million in the prior year, representing an increase of $7.9 million or 4.2%. The increase in SG&A expenses was driven by higher compensation and benefit expense of $4.8 million resulting from salary increases, the reinstatement of the Company’s match under its 401(k) plan, other employee benefits and performance based compensation. The increase in SG&A expenses in fiscal 2011 also includes a higher marketing expense of $3.3 million resulting from expenses associated with the licensed brand sales growth as well as the Company’s decision to increase investment in this area to elevate its brands’ connection with consumers and to drive sales growth. Additionally, higher asset write-downs of $0.6 million were recorded year-over-year. In fiscal 2011 and 2010, respectively, asset write-downs of $3.1 million and $2.5 million were recorded associated with long-lived assets primarily related to intangible assets, tooling, trade booths for the Basel Fair and displays. Also contributing to the expense increase in fiscal 2011 was the unfavorable impact of foreign currency of $5.6 million, due both to the translation of international subsidiaries’ financial results, as well as the transactional effect of foreign denominated assets held in weakening currencies. These expense increases were partially offset by a lower depreciation expense of $1.2 million, primarily due to the impairment of certain assets in the prior fiscal year. The Company also recognized a reduction in consulting and professional fees of $1.2 million year-over-year, primarily as a result of legal fees recorded in fiscal 2010 associated with a legal matter that was settled. Additionally, in fiscal 2011 the Company recorded a benefit of $4.3 million resulting from the reversal of a previously recorded liability for a retirement agreement with the Company’s former Chairman.

Wholesale Operating Loss

Operating losses of $20.8 million and $32.9 million were recorded in the wholesale segment in fiscal 2011 and 2010, respectively. The decrease in loss in fiscal 2011 was the net result of an increase in gross profit of $18.5 million, partially offset by an increase in SG&A expenses of $6.4 million. The increase in gross profit of $18.5 million was primarily the result of the increase in sales volume year-over-year, as well as a higher gross margin percentage achieved when compared to the prior year. The increase in SG&A expenses of $6.4 million in fiscal 2011 was driven by higher compensation and benefit expenses of $4.5 million, higher marketing expenses of $3.2 million, and higher asset write-downs of $0.6 million. Also contributing to the expense increase was the unfavorable effect of foreign currency of $5.6 million. These expense increases were partially offset by lower depreciation expense of $1.1 million, primarily due to the impairment of certain assets in fiscal 2010, and reduced consulting and professional fees of $1.2 million primarily due to lower legal fees. Additionally, in fiscal 2011 the Company recorded a benefit of $4.3 million resulting from the reversal of a previously recorded liability for a retirement agreement with the Company’s former Chairman.

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

Income Taxes

Income taxes recorded for fiscal 2011 was an expense of $8.8 million, compared to an expense of $13.6 million recorded for fiscal 2010. The effective tax rate for continuing operations for fiscal 2011 was -62.7%, primarily as a result of the establishment of a valuation allowance against net deferred tax assets in Switzerland in addition to continued recording of other valuation allowances, most notably the valuation allowance against net U.S. deferred tax assets and the tax accrued on the repatriation of foreign earnings. The effective tax rate for continuing operations for fiscal 2010 was -52.2%, primarily as a result of the establishment of a full valuation allowance against net U.S. deferred tax assets, partially offset by the recording of a tax benefit resulting from a change in U.S. tax law allowing for an elective 5 year carryback for tax losses originating in either fiscal 2009 or fiscal 2010.

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

Net Loss Attributed to Movado Group, Inc.

For fiscal 2011, the Company recorded a net loss of $47.2 million compared to a net loss of $54.7 million for the prior year.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2012 and January 31, 2011 the Company had $182.2 million and $103.0 million of cash and cash equivalents, $123.8 million and $76.1 million of which consisted of cash and cash equivalents at the Company’s foreign subsidiaries, respectively. The majority of the foreign cash balances are associated with earnings that the Company has asserted are permanently reinvested, and which are required to support continued growth outside the U.S. through funding of capital expenditures, operating expenses and similar cash needs of the foreign operations. The Company intends to repatriate certain excess cash balances in Hong Kong and Switzerland, and has provided tax on approximately $10.0 million of fiscal 2012 earnings. During fiscal 2011, approximately $36.0 million of cash was repatriated from Hong Kong and Switzerland.

Cash provided by operating activities was $86.1 million for fiscal 2012 compared to $40.4 million for fiscal 2011. Cash provided by operating activities of $86.1 million for fiscal 2012 was primarily the result of net income for the period of $32.6 million and favorable non-cash items of $3.6 million and favorable change in working capital of $50.2 million. Cash provided by operating activities of $40.4 million for fiscal 2011 was the result of cash provided by continuing operations of $53.6 million and cash used of $13.2 million attributed to discontinued operations related to the Movado boutiques. Cash provided by continuing operating activities of $53.6 million for fiscal 2011 was primarily the result of favorable non-cash items of $21.8 million and favorable change in working capital of $53.0 million, offset partially by a loss from continuing operations for the year of $22.8 million.

Historically, cash generated by operating activities has been the Company’s primary source of cash to fund its growth initiatives and to pay dividends. The Company expects to primarily rely on cash generated by operating activities to fund such activities during fiscal 2013.

Cash used in investing activities amounted to $7.2 million for fiscal 2012 compared to cash used of $7.7 million for fiscal 2011. The cash used during both periods consisted of capital expenditures which included integration of computer hardware and software in conjunction with the SAP enterprise resource planning system, as well as spending for tooling and design. For fiscal year 2012, cash used in investing activities of $7.2 million also included proceeds from a sale of an asset held for sale of $1.2 million.

Cash used in financing activities amounted to $1.5 million for the fiscal year ended January 31, 2012 compared to cash used in financing activities of $9.6 million for the fiscal year ended January 31, 2011. Cash used in financing activities for fiscal 2012 was primarily to pay dividends. Cash used in financing activities for fiscal 2011 was primarily to pay down long-term debt.

On July 17, 2009, the Company, together with Movado Group Delaware Holdings Corporation, Movado Retail Group, Inc. and Movado LLC (together with the Company, the “Borrowers”), each a wholly-owned domestic subsidiary of the Company, entered into an Amended and Restated Loan and Security Agreement (the “Original Loan Agreement”) with Bank of America, N.A. and Bank Leumi USA, as lenders (“Lenders”), and Bank of America, N.A., as agent (in such capacity, the “Agent”). The parties amended the Original Loan Agreement by entering into Amendment No. 1 thereto (“First Amendment”) on April 5, 2011 and Amendment No. 2 thereto (“Second Amendment”) on March 12, 2012 (the Original Loan Agreement, as so amended, the “Loan Agreement”). The Loan Agreement provides for a $25.0 million asset based senior secured revolving credit facility (the “Facility”), including a $15.0 million letter of credit subfacility, and provides that Borrowers are entitled to request that Lenders increase the Facility up to $50 million subject to any additional terms and conditions the parties may agree upon. The maturity date of the Facility is March 12, 2015.

Availability under the Facility is determined by reference to a borrowing base which is based on the sum of a percentage of eligible accounts receivable and eligible inventory of the Borrowers. $10.0 million in availability is blocked unless the Borrowers have achieved for the most recently ended four fiscal quarter period a consolidated fixed charge coverage ratio of at least 1.25 to 1.0 with domestic EBITDA greater than $10.0 million. The Borrowers are not currently subject to the availability block. The availability block, if applicable, will be reduced by the amount by which the borrowing base exceeds $25.0 million, up to a maximum reduction of $5.0 million. Availability under the Facility may be further reduced by certain reserves established by the Agent in its good faith credit judgment. As of January 31, 2012, total availability under the Facility, giving effect to an availability block of $0, no outstanding borrowings and the letters of credit outstanding under the subfacility, was $46.6 million. The Second Amendment reduced the Lenders’ total commitment under the Loan Agreement from $55 million to $25 million and consequently availability was correspondingly reduced. As of the effective date of the Second Amendment, total availability under the Facility, giving effect to an availability block of $0, no outstanding borrowings and the letters of credit outstanding under the subfacility, was $24.3 million.

The initial applicable margin for LIBOR rate loans was 4.25% and for base rate loans was 3.25%. After July 17, 2010, the applicable margins decreased or increased by 0.25% per annum from the initial applicable margins depending on whether average availability for the most recently completed fiscal quarter was either greater than $12.5 million, or was $5.0 million or less, respectively. The First Amendment reduced the applicable margins for both LIBOR rate loans and base rate loans by 1.25% and the Second Amendment further reduced the applicable margins by 0.75%. Accordingly, as of March 12, 2012 and based on current availability, the applicable margins were 2.00% and 1.00% for LIBOR and base rate loans, respectively.

After the date (the “Block Release Date”) when availability under the Facility is no longer subject to any blocked amount, if borrowing availability is less than $12.5 million, the Borrowers will be subject to a minimum fixed charge coverage ratio until such time as borrowing availability has been greater than $12.5 million for at least 90 consecutive days.

After the Block Release Date, cash dominion will be imposed if borrowing availability is less than $10.0 million and will continue until such time as borrowing availability has been greater than $10.0 million for at least 45 consecutive days. As of January 31, 2012, the Borrowers were not subject to cash dominion nor do the Borrowers expect to be subject to such a requirement in the foreseeable future.

The Loan Agreement contains additional affirmative and negative covenants binding on the Borrowers and their subsidiaries that are customary for asset based facilities, including, but not limited to, restrictions and limitations on the incurrence of debt for borrowed money and liens, dispositions of assets, capital expenditures, dividends and other payments in respect of equity interests, the making of loans and equity investments, prepayments of subordinated and certain other debt, mergers, consolidations, liquidations and dissolutions, and transactions with affiliates. The Loan Agreement permits Borrowers to pay distributions as dividends and make share repurchases up to $150.0 million (less the amount of any charitable donations made by the Company which are permitted up to an aggregate amount of $14 million) and make acquisitions up to $50.0 million, as long as Borrowers either have cash assets of at least $60.0 million with no revolver loans outstanding, or (i) the consolidated fixed charge coverage ratio is at least 1.25 to 1.00, (ii) availability is greater than $12.5 million and (iii) positive EBITDA plus repatriated cash dividends minus restricted payments are greater than $0. The Company believes that, as of March 12, 2012, it was in compliance with these financial covenants and, therefore, that it is permitted to pay a dividend in April 2012. The Company presently expects that it will be able to pay dividends through the remaining term of the Facility.

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

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. As of January 31, 2012 and 2011, these lines of credit totaled 10.0 million Swiss francs for both periods, with dollar equivalents of $10.9 million and $10.6 million, respectively. As of January 31, 2012 and 2011, there were no borrowings against these lines. As of January 31, 2012, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $1.8 million in various foreign currencies.

On March 27, 2012, as a result of Movado Group’s strong financial position in fiscal 2012, the Company’s Board of Directors decided to increase the quarterly cash dividend to $0.05 per share, and effective March 29, 2012 the Board of Directors approved the payment on April 24, 2012 of a cash dividend in the amount of $0.05 for each share of the Company’s outstanding common stock and class A common stock held by shareholders of record as of the close of business on April 10, 2012. However, the decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

The Company also announced that on March 29, 2012 the Board of Directors approved the payment of a special cash dividend of $0.50 for each share of the Company’s outstanding common stock and class A common stock. This dividend will be paid on May 15, 2012 to all shareholders of record on April 30, 2012.

The Company paid quarterly cash dividends of $0.12 per share, or approximately $3.0 million, for the year ended January 31, 2012. For the year ending January 31, 2013, the Company anticipates four quarterly dividends totaling $0.20 per share of common stock and class A common stock, or approximately $5.0 million based on the current number of outstanding shares and one special dividend of $0.50 per share of common stock and class A common stock, or approximately $12.5 million based on the current number of outstanding shares. No cash dividends were paid in fiscal 2011. In fiscal 2010, the Company paid a cash dividend of $0.05 per share, or approximately $1.2 million (which was declared in fiscal 2009).

On April 15, 2008, the Board of Directors authorized a program to repurchase up to one million shares of the Company’s common stock. Under this authorization, the Company has the option to repurchase shares over time, with the amount and timing of repurchases depending on market conditions and corporate needs.

The Company may suspend or discontinue the repurchase of stock at any time. Under this share repurchase program, as of January 31, 2009, the Company had repurchased a total of 937,360 shares of common stock in the open market during the first and second quarters of fiscal 2009 at a total cost of approximately $19.5 million or $20.79 average per share. During the twelve months ended January 31, 2012, the Company did not repurchase shares of common stock under this plan.

At January 31, 2012, the Company had working capital of $346.2 million as compared to $312.0 million in the prior year. The Company defines working capital as the difference between current assets and current liabilities.

The Company expects that annual capital expenditures in fiscal 2013 will be approximately $20 million as compared to $8.2 million in fiscal 2012. The capital spending will be primarily for projects in the ordinary course of business including facilities’ improvements, other computer hardware and software upgrades and tooling costs. The Company has the ability to manage a portion of its capital expenditures on discretionary projects. Management believes that the cash on hand in addition to the expected cash flow from operations and the Company’s short-term borrowing capacity will be sufficient to meet its working capital needs for at least the next twelve months.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Payments due by period (in thousands):

	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Contractual Obligations:
Operating Lease Obligations (1)	$57,458	$9,910	$16,398	$15,269	$15,881
Purchase Obligations (2)	70,699	70,699	—	—	—
Other Long-Term Obligations (3)	115,615	24,847	46,963	23,761	20,044

Total Contractual Obligations	$243,772	$105,456	$63,361	$39,030	$35,925

(1)

Includes store operating leases, which generally provide for payment of direct operating costs in addition to rent. These obligation amounts include future minimum lease payments and exclude direct operating costs.

(2)

The Company had outstanding purchase obligations with suppliers at the end of fiscal 2012 for raw materials, finished watches and packaging in the normal course of business. These purchase obligation amounts do not represent total anticipated purchases but represent only amounts to be paid for items required to be purchased under agreements that are enforceable, legally binding and specify minimum quantity, price and term.

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

As of January 31, 2012, the Company’s entire net forward contracts hedging portfolio consisted of 38.0 million Swiss francs equivalent for various expiry dates ranging through July 19, 2012 compared to a portfolio of 37.0 million Swiss francs equivalent for various expiry dates ranging through July 21, 2011 as of January 31, 2011. If the Company were to settle its Swiss franc forward contracts at January 31, 2012, the net result would be a loss of $0.6 million, net of tax benefit of $0.4 million. The Company had no Swiss franc option contracts related to cash flow hedges as of January 31, 2012 or January 31, 2011.

The Company’s Board of Directors authorized the hedging of the Company’s Swiss franc denominated investment in its wholly-owned Swiss subsidiaries using purchase options under certain limitations. These hedges are treated as net investment hedges under the relevant accounting guidance regarding derivative instruments. As of January 31, 2012 and 2011, the Company did not hold a purchased option hedge portfolio related to net investment hedging.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under a hedging program, the Company can purchase various commodity derivative instruments, primarily future contracts. These derivatives are documented as qualified cash flow hedges, and gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. The Company did not hold any futures contracts in its gold hedge portfolio related to cash flow hedges as of January 31, 2012 or 2011, thus any changes in the gold price will have an equal effect on the Company’s cost of sales.

During the fourth quarter of fiscal 2011, the Company concluded it would significantly reduce its offering of gold watches and the Company decided to melt its non-core inventory of gold watches because the current salvage value of the gold was adequate and could be easily and quickly realized, while significant excessive time, effort and costs would be required to sell the gold watches. As a result, the Company entered into commodity futures contracts to offset its exposure to the fluctuating value of gold. These futures contracts are not designated as qualified hedges and, therefore, changes in the fair value of these derivatives are recognized into earnings, thereby offsetting the earnings effect of fluctuations in the sale price of gold. As of January 31, 2012, the Company held no commodity futures contracts related to gold.

Debt and Interest Rate Risk

In addition, the Company has certain debt obligations with variable interest rates, which are based on LIBOR plus a fixed additional interest rate. The Company does not hedge these interest rate risks. As of January 31, 2012, the Company had no outstanding debt. For additional information concerning potential changes to future interest obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

The Company’s Chief Executive Officer and Chief Financial Officer have furnished the Sections 302 and 906 certifications required by the U.S. Securities and Exchange Commission in this annual report on Form 10-K. In addition, the Company’s Chief Executive Officer certified to the NYSE in June 2011 that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the year ended January 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

See Consolidated Financial Statements and Supplementary Data for Management’s Annual Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is included in the Company’s Proxy Statement for the 2012 annual meeting of shareholders under the captions “Election of Directors” and “Management” and is incorporated herein by reference.

Information on the beneficial ownership reporting for the Company’s directors and executive officers is contained in the Company’s Proxy Statement for the 2012 annual meeting of shareholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Information on the Company’s Audit Committee and Audit Committee Financial Expert is contained in the Company’s Proxy Statement for the 2012 annual meeting of shareholders under the caption “Information Regarding the Board of Directors and Its Committees” and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item is included in the Company’s Proxy Statement for the 2012 annual meeting of shareholders under the captions “Executive Compensation” and “Compensation of Directors” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included in the Company’s Proxy Statement for the 2012 annual meeting of shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is included in the Company’s Proxy Statement for the 2012 annual meeting of shareholders under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item is included in the Company’s Proxy Statement for the 2012 annual meeting of shareholders under the caption “Fees Paid to PricewaterhouseCoopers LLP” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report

1.	Financial Statements:

See Financial Statements Index on page 48 included in Item 8 of Part II of this annual report.

2.	Financial Statement Schedule:

Schedule II	Valuation and Qualifying Accounts and Reserves

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

3.	Exhibits:

Incorporated herein by reference is a list of the Exhibits contained in the Exhibit Index on pages 54 through 60 of this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOVADO GROUP, INC. (Registrant)

Dated: March 30, 2012	By:	/s/ Efraim Grinberg
Efraim Grinberg
Chairman of the Board of Directors
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 30, 2012	/s/ Efraim Grinberg
Efraim Grinberg
Chairman of the Board of Directors
and Chief Executive Officer

Dated: March 30, 2012	/s/ Richard J. Coté
Richard J. Coté
President and
Chief Operating Officer

Dated: March 30, 2012	/s/ Sallie A. DeMarsilis
Sallie A. DeMarsilis
Senior Vice President, Chief Financial Officer
and Principal Accounting Officer

Dated: March 30, 2012	/s/ Margaret Hayes Adame
Margaret Hayes Adame
Director

Dated: March 30, 2012	/s/ Alan H. Howard
Alan H. Howard
Director

Dated: March 30, 2012	/s/ Richard D. Isserman
Richard D. Isserman
Director

Dated: March 30, 2012	/s/ Nathan Leventhal
Nathan Leventhal
Director

Dated: March 30, 2012	/s/ Donald Oresman
Donald Oresman
Director

Dated: March 30, 2012	/s/ Leonard L. Silverstein
Leonard L. Silverstein
Director

Dated: March 30, 2012	/s/ Alex Grinberg
Alex Grinberg
Senior Vice President Customer/Consumer
Centric Initiatives

Dated: March 30, 2012	/s/ Maurice Reznik
Maurice Reznik
Director

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated By-Laws of the Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 8, 2008.

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

10.19

License Agreement entered into November 21, 2005 by and between the Registrant, Swissam Products Limited and L.C. Licensing, Inc. Incorporated herein by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2006.

Exhibit Number	Description

10.20

License Agreement effective March 27, 2006 between MGI Luxury Group S.A. and Lacoste S.A., Sporloisirs S.A. and Lacoste Alligator S.A. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2006.

10.21

Third Amendment to License Agreement dated as of January 1, 1992 between the Registrant and Hearst Magazines, a Division of Hearst Communications, Inc., effective February 15, 2007. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.

10.22

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

10.24

Amendment Number 1 to the April 8, 2004 Amendment and Restatement of the Movado Group, Inc. 1996 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2008.*

10.25

Movado Group, Inc. Amended and Restated Deferred Compensation Plan for Executives, effective January 1, 2008. Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2008. *

10.26

Joint Venture Agreement dated May 11, 2007 by and between Swico Limited, Movado Group, Inc. and MGS Distribution Limited. Incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2009.

10.27

Pledge Agreement, dated as of June 5, 2009, by Movado Group, Inc. and Movado Group Delaware Holdings Corporation in favor of Bank of America, N.A., as agent. Incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed June 9, 2009.

Exhibit Number	Description

10.28

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

10.30

Amendment Number 2 to Movado Group, Inc. 1996 Stock Incentive Plan as Amended and Restated as of April 8, 2004. Incorporated herein by reference to Annex A to the Registrant’s Definitive Proxy Statement filed with the SEC on May 8, 2009.*

10.31

Amendment Number 6 to License Agreement dated December 9, 1996 between the Registrant and Coach, Inc. effective June 4, 2009. Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009.

10.32

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

10.34

Second Amendment to License Agreement between L.C. Licensing, Inc., Movado Group, Inc. and Swissam Products Limited dated as of December 6, 2010, further amending the License Agreement dated as of November 15, 2005. Incorporated herein by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2011.

Exhibit Number	Description

10.35

Tenth Amendment to Lease dated March 10, 2011 between Mack-Cali Realty, L.P., as landlord, and the Registrant, as tenant, further amending the lease dated as of December 21, 2000. Incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2011.

10.36

Amendment No.1 dated as of April 5, 2011 to Amended and Restated Loan and Security Agreement dated as of July 17, 2009 by and among the Registrant, Movado Group Delaware Holdings Corporation, Movado Retail Group, Inc. and Movado LLC, as Borrowers, Bank of America, N.A. and Bank Leumi USA, as lenders, and Bank of America, N.A., as agent. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 7, 2011.

10.37

Third Amendment dated as of June 1, 2011 to the License Agreement dated as of November 15, 2005 by and between L.C. Licensing, Inc., Registrant and Swissam Products Limited. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011.

10.38

Amendment No. 2 dated as of March 12, 2012 to Amended and Restated Loan and Security Agreement dated as of July 17, 2009, as previously amended, by and among the Registrant, Movado Group Delaware Holdings Corporation, Movado Retail Group, Inc. and Movado LLC, as Borrowers, Bank of America, N.A. and Bank Leumi USA, as lenders, and Bank of America, N.A., as agent. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 15, 2012.

10.39	Amended and Restated License Agreement, effective as of January 1, 2012 by and between MGI Luxury Group, S.A. and Hugo Boss Trademark Management GmbH & Co. KG.***

10.40	License Agreement entered into as of March 22, 2012 by and between the Registrant and Ferrari S.p.A.***

18.1	Letter of PricewaterhouseCoopers LLP, dated June 2, 2011. Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011.

21.1	Subsidiaries of the Registrant.**

23.1	Consent of PricewaterhouseCoopers LLP.**

31.1	Certification of Chief Executive Officer.**

31.2	Certification of Chief Financial Officer.**

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101

The following materials from the Company’s Form 10-K for the year ended January 31, 2012, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Equity, (v) Notes to the Consolidated Financial Statements, (vi) Schedule II- Valuation and Qualifying Accounts and Reserves.****

*	Constitutes a compensatory plan or arrangement
**	Filed herewith
***	Confidential portions of Exhibits 10.39 and 10.40 have been omitted and filed separately with Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.
****

Pursuant to Rule 406T of Regulations S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of January 31, 2012.

Our internal control over financial reporting as of January 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Movado Group, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Movado Group, Inc. and its subsidiaries at January 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Annual Report on Internal Control Over Financial Reporting” appearing in the accompanying index. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for inventories in fiscal 2012.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

March 29, 2012

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Year Ended January 31,
	2012	2011	2010
Continuing operations:
Net sales	$468,117	$382,190	$349,705
Cost of sales	211,772	199,188	184,074

Gross profit	256,345	183,002	165,631
Selling, general and administrative	222,782	195,099	187,177

Operating income / (loss)	33,563	(12,097)	(21,546)
Other income, net (Note 17)	747	—	—
Interest expense	(1,277)	(2,247)	(4,535)
Interest income	199	319	111

Income / (loss) from continuing operations before income taxes	33,232	(14,025)	(25,970)
Provision for income taxes (Note 7)	604	8,792	13,553

Income / (loss) from continuing operations	32,628	(22,817)	(39,523)
Discontinued operations:
(Loss) from discontinued operations, net of tax (Note 18)	—	(23,675)	(14,909)

Net income / (loss)	32,628	(46,492)	(54,432)
Less: Net income attributed to noncontrolling interests	633	665	224

Net income / (loss) attributed to Movado Group, Inc.	$31,995	($47,157)	($54,656)

Income / (loss) attributable to Movado Group, Inc.:
Income / (loss) from continuing operations, net of tax	$31,995	($23,482)	($39,747)
(Loss) from discontinued operations, net of tax	—	(23,675)	(14,909)

Net income / (loss)	$31,995	($47,157)	($54,656)

Basic income / (loss) per share:
Weighted basic average shares outstanding	24,926	24,753	24,541
Income / (loss) per share from continuing operations attributed to Movado Group, Inc.	$1.28	($0.95)	($1.62)
(Loss) per share from discontinued operations	$—	($0.96)	($0.61)
Net income / (loss) per share attributed to Movado Group, Inc.	$1.28	($1.91)	($2.23)

Diluted income / (loss) per share:
Weighted diluted average shares outstanding	25,141	24,753	24,541
Income / (loss) per share from continuing operations attributed to Movado Group, Inc.	$1.27	($0.95)	($1.62)
(Loss) per share from discontinued operations	$—	($0.96)	($0.61)
Net income / (loss) per share attributed to Movado Group, Inc.	$1.27	($1.91)	($2.23)

Dividends declared per share	$0.12	$—	$—

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$182,201	$103,016
Trade receivables	61,235	59,768
Inventories	163,680	181,613
Other current assets	25,516	30,541

Total current assets	432,632	374,938

Property, plant and equipment, net	36,290	38,525
Deferred income taxes	14,959	8,220
Other non-current assets	22,162	22,522

Total assets	$506,043	$444,205

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$33,080	$21,487
Accrued liabilities	38,037	32,002
Accrued payroll and benefits	14,261	8,080
Deferred and current income taxes payable	1,015	1,328

Total current liabilities	86,393	62,897

Deferred and non-current income taxes payable	7,291	6,960
Other non-current liabilities	18,285	17,869

Total liabilities	111,969	87,726

Commitments and contingencies (Notes 9 and 10)

Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 26,124,281 and 25,910,838 shares issued, respectively	261	259
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,632,967 and 6,634,319 shares issued and outstanding, respectively	66	66
Capital in excess of par value	153,331	149,492
Retained earnings	251,695	222,685
Accumulated other comprehensive income	97,922	93,028
Treasury Stock, 7,776,407 and 7,743,676 shares at cost, respectively	(111,909)	(111,331)

Total Movado Group, Inc. shareholders’ equity	391,366	354,199
Noncontrolling interests	2,708	2,280

Total equity	394,074	356,479

Total liabilities and equity	$506,043	$444,205

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended January 31,
	2012	2011	2010
Cash flows from operating activities:
Net income / (loss)	$32,628	($46,492)	($54,432)
Adjustments to reconcile net income / (loss) to net cash provided by / (used in) operating activities:
Loss from discontinued operations	—	23,675	14,909
Depreciation and amortization	11,408	13,705	15,428
Deferred income taxes	(8,691)	3,715	18,618
Gain on sale of asset held for sale	(747)	—	—
Stock-based compensation	1,675	1,530	929
Impairment of long-lived assets	—	3,086	2,463
Excess (tax benefit) / tax expense from stock-based compensation	(214)	(279)	502
Changes in assets and liabilities:
Trade receivables	(1,446)	9,486	12,716
Inventories	20,803	28,796	35,696
Other current assets	6,820	8,561	5,322
Accounts payable	11,780	(1,636)	1,616
Accrued liabilities	6,581	2,284	(11,093)
Accrued payroll and benefits	6,181	4,240	(1,092)
Income taxes payable	(280)	1,279	(409)
Other non-current assets	(819)	3,802	383
Other non-current liabilities	416	(2,181)	(422)

Net cash provided by operating activities from continuing operations	86,095	53,571	41,134
Net cash (used in) operating activities from discontinued operations	(33)	(13,207)	(6,414)

Net cash provided by operating activities	86,062	40,364	34,720

Cash flows from investing activities:
Capital expenditures	(8,170)	(7,303)	(4,901)
Trademarks	(203)	(298)	(579)
Proceeds from asset held for sale	1,165	—	—

Net cash (used in) investing activities from continuing operations	(7,208)	(7,601)	(5,480)
Net cash (used in) investing activities from discontinued operations	—	(100)	—

Net cash (used in) investing activities	(7,208)	(7,701)	(5,480)

Cash flows from financing activities:
Proceeds of bank borrowings	—	30,000	55,908
Repayments of bank borrowings	—	(40,000)	(79,838)
Repayment of Senior Notes	—	—	(25,000)
Financing fee	—	—	(2,772)
Stock options exercised	1,373	355	1,160
Excess tax benefit / (tax expense) from stock-based compensation	214	279	(502)
Distribution of noncontrolling interests earnings	(127)	(232)	—
Dividends paid	(2,985)	—	(1,220)

Net cash (used in) financing activities from continuing operations	(1,525)	(9,598)	(52,264)
Net cash (used in) financing activities from discontinued operations	—	—	—

Net cash (used in) financing activities	(1,525)	(9,598)	(52,264)

Effect of exchange rate changes on cash and cash equivalents	1,856	8,976	7,378
Net increase / (decrease) in cash and cash equivalents	79,185	32,041	(15,646)
Cash and cash equivalents at beginning of year	103,016	70,975	86,621

Cash and cash equivalents at end of year	$182,201	$103,016	$70,975

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except per share amounts)

	Movado Group, Inc. Shareholders’ Equity
	Preferred Stock	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interests	Total

Balance, January 31, 2009	$—	$246	$66	$131,796	$324,498	$44,041	($97,371)	$1,506	$404,782
Net (loss) / income					(54,656)			224	(54,432)
Stock options exercised, net of tax of $835		5		5,549			(4,700)		854
Supplemental executive retirement plan				(198)					(198)
Stock-based compensation expense				929					929
Net unrealized gain on investments, net of tax benefit of $0						52			52
Net change in effective portion of hedging contracts, net of tax of $0						(1,696)			(1,696)
Foreign currency translation adjustment						24,993		154	25,147

Balance, January 31, 2010	—	251	66	138,076	269,842	67,390	(102,071)	1,884	375,438
Net (loss) / income					(47,157)			665	(46,492)
Stock options exercised, net of tax of $0		8		9,890			(9,260)		638
Supplemental executive retirement plan				(4)					(4)
Stock-based compensation expense				1,530					1,530
Net unrealized gain on investments, net of tax of $0						97			97
Net change in effective portion of hedging contracts, net of tax of $0						73			73
Foreign currency translation adjustment						25,468		(37)	25,431
Distribution of noncontrolling interests earnings								(232)	(232)

Balance, January 31, 2011	—	259	66	149,492	222,685	93,028	(111,331)	2,280	356,479
Net income					31,995			633	32,628
Dividends ($0.12 per share)					(2,985)				(2,985)
Stock options exercised, net of tax of $0		2		2,125			(578)		1,549
Supplemental executive retirement plan				39					39
Stock-based compensation expense				1,675					1,675
Net unrealized loss on investments, net of tax of $0						(47)			(47)
Net change in effective portion of hedging contracts, net of tax of $0						(851)			(851)
Foreign currency translation adjustment						5,792		(78)	5,714
Distribution of noncontrolling interests earnings								(127)	(127)

Balance, January 31, 2012	$—	$261	$66	$153,331	$251,695	$97,922	($111,909)	$2,708	$394,074

See Notes to Consolidated Financial Statements

(Shares information in thousands)	Common Stock	Class A Common Stock	Treasury Stock
Balance, January 31, 2009	24,593	6,634	(6,827)
Stock issued to employees exercising stock options	465	—	(306)
Restricted stock and other stock plans, less cancellations	76	—	(38)

Balance, January 31, 2010	25,134	6,634	(7,171)
Stock issued to employees exercising stock options	718	—	(545)
Restricted stock and other stock plans, less cancellations	59	—	(28)

Balance, January 31, 2011	25,911	6,634	(7,744)
Stock issued to employees exercising stock options	145	—	(15)
Restricted stock and other stock plans, less cancellations	67	—	(17)
Conversion of Class A Common Stock	1	(1)	—

Balance, January 31, 2012	26,124	6,633	(7,776)

See Notes to Consolidated Financial Statements

NOTES TO MOVADO GROUP, INC.’S CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Movado Group, Inc. (the “Company”) designs, sources, markets and distributes quality watches with prominent brands in almost every price category comprising the watch industry. In fiscal 2012, the Company marketed nine distinctive brands of watches: Movado, Ebel, Concord, ESQ, Coach, HUGO BOSS, Juicy Couture, Tommy Hilfiger and Lacoste, which compete in most segments of the watch market.

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

In addition to its sales to trade customers and independent distributors, through a wholly-owned domestic subsidiary, until February 14, 2012 the Company sold select models of Movado watches directly to consumers in its Movado brand flagship store, located at Rockefeller Center in New York City and the Company operates outlet stores throughout the United States, through which it sells discontinued models and factory seconds of all of the Company’s watches.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company uses estimates when accounting for sales discounts, allowances and incentives, warranties, income taxes, depreciation, amortization, contingencies, impairments and asset and liability valuations.

Reclassification

Certain reclassifications were made to prior year’s financial statement amounts and related note disclosures to conform to the fiscal 2012 presentation. In fiscal 2011, certain items were reclassified from inventories to accrued liabilities to conform to fiscal 2012 presentation. In addition, certain prior years’ financial statement amounts have been adjusted to reflect the Company’s change in inventory accounting discussed in Note 2.

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

The financial statements of the Company’s international subsidiaries have been translated into United States dollars by translating balance sheet accounts at year-end exchange rates and statement of operations accounts at average exchange rates for the year. Foreign currency transaction gains and losses are charged or credited to earnings as incurred. Foreign currency translation gains and losses are reflected in the equity section of the Company’s consolidated balance sheet in Accumulated Other Comprehensive Income. The balance of the foreign currency translation adjustment, included in Accumulated Other Comprehensive Income, was $98.9 million and $93.1 million as of January 31, 2012 and 2011, respectively.

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

The Company’s trade customers include department stores, jewelry store chains and independent jewelers. All of the Company’s watch brands, except ESQ, are also marketed outside the U.S. through a network of independent distributors. Accounts receivable are stated net of doubtful accounts, returns and allowances of $16.2 million, $16.0 million and $20.2 million at January 31, 2012, 2011 and 2010, respectively.

The Company’s concentrations of credit risk arise primarily from accounts receivable related to trade customers during the peak selling seasons. The Company has significant accounts receivable balances due from major national chain and department stores. The Company’s results of operations could be materially adversely affected in the event any of these customers or a group of these customers defaulted on all or a significant portion of their obligations to the Company as a result of financial difficulties. As of January 31, 2012, except for those accounts provided for in the reserve for doubtful accounts, the Company knew of no situations with any of the Company’s major customers which would indicate any such customer’s inability to make its required payments.

Inventories

The Company values its inventory at the lower of cost or market. Effective February 1, 2011, the Company changed its method of valuing its U.S. inventories to the average cost method. In prior years, primarily all U.S. inventories were valued using the first-in, first-out (“FIFO”) method. With this change, all of the Company’s inventories are now valued using the average cost method. The Company believes that the average cost method of inventory valuation is preferable because (1) it permits the Company to use a single method of accounting for all of the Company’s U.S. and international inventories, (2) it aligns costing with the Company’s forecasting and procurement decisions, and (3) since a number of the Company’s key competitors use the average cost method, it improves comparability of the Company’s financial statements. The consolidated financial statements of prior periods presented have been adjusted to apply the new accounting method retroactively, as described in the applicable accounting guidance for accounting changes and error corrections. The Company performs reviews of its on-hand inventory to determine amounts, if any, of inventory that are deemed discontinued, excess, or unsaleable. Inventory classified as discontinued, together with the related component parts which can be assembled into saleable finished goods, is sold primarily through the Company’s outlet stores. When management determines that finished product is unsaleable or that it is impractical to build the remaining components into watches for sale, a charge is recorded to value those products and components at the lower of cost or market.

During the fourth quarter of fiscal 2012, the Company recorded a net pre-tax profit of $2.3 million related to the sale of certain Ebel proprietary watch movements that were previously written down in the prior year. In the fourth quarter of fiscal 2011, there were events and circumstances that resulted in the Company recording a non-cash charge of approximately $24.1 million to write-down certain inventories to market value, primarily inventories of certain non-core gold watches and related parts and mechanical movements. Certain watches in the Ebel brand line used proprietary watch movements that were assembled by the Company from parts purchased from third party suppliers. In the fourth quarter of fiscal 2011, the Company performed a strategic review of the Ebel brand and concluded that the future direction for the brand would not include the production of these proprietary movements, making inventory of these movement parts excess and obsolete. As a result, the Company recorded a charge to cost of sales for the future disposition of such inventory. Additionally, in the fourth quarter of fiscal 2011, the Company concluded it would significantly reduce its offering of gold watches, considering particularly the recent increases in the price of gold, and therefore recorded a charge to cost of sales related to non-core gold inventory. Ordinarily, the Company would utilize its outlet stores to dispose of this excess inventory; however, in performing a detailed review of the non-core inventory, the Company concluded that the time, effort and costs to sell most of the gold watches were excessive and that the current salvage value provided a quicker and adequate return. These gold watches and components were valued at market, which resulted in a charge to cost of sales. As of January 31, 2012, the Company substantially completed its initiative to recover gold from this non-core inventory.

In fiscal 2010, the Company conducted a review and identified excess non-core component inventory. The Company made the decision that it was not economically prudent to invest additional cash and effort to convert these components into finished goods, and subsequently recorded a charge of $8.8 million in cost of sales.

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

In the first quarter of fiscal 2011, the Company determined that the carrying value of its long-lived assets with respect to certain Movado boutiques was not recoverable. The review was performed because of the closing of the boutique division and as a result, the Company recorded a non-cash pre-tax charge of $3.4 million related to the write-downs of property, plant and equipment. This charge was included in discontinued operations in the Consolidated Statements of Operations. In the fourth quarter of fiscal 2011, the Company recorded a non-cash pre-tax charge of $3.1 million, primarily related to the write-down of certain intangible assets, tooling costs and trade booths for the Basel Fair. The review was performed because of fiscal 2011 fourth quarter losses and future forecasted losses of specific business areas. This charge was included in the selling, general and administrative expenses in the Consolidated Statements of Operations. In the fourth quarter of fiscal 2010, the Company determined that the carrying value of its long-lived assets primarily with respect to certain Movado boutiques and trade booths for the Basel Fair was not recoverable. The review was performed because of the ongoing difficult economic conditions that had a negative effect on the Company’s fourth quarter ended January 31, 2010, the retail segment’s largest quarter of the year in terms of sales and profitability. As a result, the Company recorded a non-cash pre-tax charge of $7.6 million related to the write-downs of property, plant and equipment. Of these charges, $5.1 million was included in discontinued operations and $2.5 million was included in the selling, general and administrative expenses in the Consolidated Statements of Operations. All of the above impairment charges were calculated as the difference between the assets’ carrying values and their estimated fair value. In each case, the estimated fair value of the assets was zero as the future undiscounted cash flow was negative.

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

Intangibles

Intangible assets consist primarily of trademarks and are recorded at cost. Trademarks are amortized over ten years. The Company periodically reviews intangible assets to evaluate whether events or changes have occurred that would suggest an impairment of carrying value. An impairment would be recognized when expected undiscounted future operating cash flows are lower than the carrying value. At January 31, 2012 and 2011, intangible assets at cost were $12.4 million and $12.0 million, respectively, and related accumulated amortization of intangibles was $10.4 million and $9.7 million, respectively. Amortization expense for fiscal 2012, 2011 and 2010 was $0.6 million, $0.9 million and $0.8 million, respectively. As mentioned in Long-Lived Assets, impairment charges related to certain intangible assets were recorded in fiscal 2011 and 2010 in the amount of $1.3 million and $0.1 million, respectively.

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

Cost of Sales

Cost of sales of the Company’s products consist primarily of component costs, royalties, assembly costs and unit overhead costs associated with the Company’s supply chain operations in Switzerland and Asia. The Company’s supply chain operations consist of logistics management of assembly operations and product sourcing in Switzerland and Asia and minor assembly in Switzerland. Through productivity improvement efforts, the Company has controlled the level of overhead costs and maintained flexibility in its cost structure by outsourcing a significant portion of its component and assembly requirements.

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

In the fourth quarter of fiscal 2012, the Company recorded a sale of certain mechanical movements that had been previously written down. As a result, the Company recorded a pre-tax net profit of $2.3 million related to those movements. In the fourth quarter of fiscal 2011, the Company recorded a non-cash charge of $24.1 million to write-down certain inventories to market value, primarily inventories of certain non-core gold watches and related parts and mechanical movements. In fiscal 2010, the Company recorded a non-cash charge of $8.8 million primarily for excess non-core component inventory.

Selling, General and Administrative Expenses

The Company’s SG&A expenses consist primarily of marketing, selling, distribution, general and administrative expenses. In fiscal 2012, the Company recorded a $3.0 million pre-tax charge related to a donation made to the Movado Group Foundation. In fiscal 2011, the Company recorded a non-cash pre-tax charge of $3.1 million related to the write-down of certain assets related to intangible assets, tooling costs and trade booths for the Basel Fair. In fiscal 2011, the Company recorded a benefit of $4.3 million resulting from the reversal of a previously recorded liability for a retirement agreement with the Company’s former Chairman. In fiscal 2010, the Company recorded a non-cash pre-tax charge of $2.5 million related to the write-down of certain assets related to trade booths for the Basel Fair.

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

General and administrative expenses consist primarily of salaries and other employee compensation including performance based compensation, employee benefit plan costs, office rent, management information systems costs, professional fees, bad debts, depreciation and amortization of furniture, computer software and leasehold improvements, patent and trademark expenses and various other general corporate expenses.

Warranty Costs

All watches sold by the Company come with limited warranties covering the movement against defects in material and workmanship for periods ranging from two to three years from the date of purchase, with the exception of Tommy Hilfiger watches, for which the warranty period is ten years. In addition, the warranty period is five years for the gold plating for Movado watch cases and bracelets. When changes in warranty costs are experienced, the Company will adjust the warranty liability as required.

Warranty liability for the fiscal years ended January 31, 2012, 2011 and 2010 was as follows (in thousands):

	2012	2011	2010

Balance, beginning of year	$2,149	$1,911	$1,864
Provision charged to operations	2,309	2,149	1,911
Settlements made	(2,149)	(1,911)	(1,864)

Balance, end of year	$2,309	$2,149	$1,911

Pre-opening Costs

Costs associated with the opening of retail stores, including pre-opening rent, are expensed in the period incurred.

Marketing

The Company expenses the production costs of an advertising campaign at the commencement date of the advertising campaign. Included in marketing expenses are costs associated with co-operative advertising, media advertising, digital advertising, production costs and costs of point-of-sale materials and displays. These costs are recorded as SG&A expenses. The Company participates in co-operative advertising programs on a voluntary basis and receives a “separately identifiable benefit in exchange for the consideration.” Since the amount of consideration paid to the retailer does not exceed the fair value of the benefit received by the Company, these costs are recorded as SG&A expenses as opposed to being recorded as a reduction of revenue. Marketing expense for fiscal 2012, 2011 and 2010 amounted to $64.2 million, $58.9 million and $54.4 million, respectively.

Included in the other current assets in the consolidated balance sheets as of January 31, 2012 and 2011 are prepaid advertising costs of $0.5 million and $0.2 million, respectively. These prepaid costs represent advertising costs paid to licensors in advance, pursuant to the Company’s licensing agreements and sponsorships.

Shipping and Handling Costs

Amounts charged to customers and costs incurred by the Company related to shipping and handling are included in net sales and cost of goods sold, respectively. The amounts recorded for fiscal years 2012, 2011 and 2010 were insignificant.

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

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. This guidance also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions.

Earnings Per Share

The Company presents net income per share on a basic and diluted basis. Basic earnings per share is computed using weighted-average shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of shares outstanding adjusted for dilutive common stock equivalents.

The weighted-average number of shares outstanding for basic earnings per share were 24,926,000, 24,753,000 and 24,541,000 for fiscal 2012, 2011 and 2010, respectively. For the twelve months ended January 31, 2012, the number of shares outstanding for diluted earnings per share were increased by 215,000 due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans. For January 31, 2011 and 2010, the number of shares outstanding for diluted earnings per share was the same as the basic earnings per share because the Company generated a net loss.

For the years ended January 31, 2012 and January 31, 2011, approximately 593,000 and 685,000 respectively, of potentially dilutive common stock equivalents were excluded from the computation of dilutive earnings per share because their effect would have been antidilutive.

Stock-Based Compensation

Under the accounting guidance for share-based payments, the Company utilizes the Black-Scholes option-pricing model to calculate the fair value of each option at the grant date which requires that certain assumptions be made. The expected life of stock option grants is determined using historical data and represents the time period during which the stock option is expected to be outstanding until it is exercised. The risk free interest rate is the yield on the grant date of U.S. Treasury constant maturities with a maturity date closest to the expected life of the stock option. The expected stock price volatility is derived from historical volatility and calculated based on the estimated term structure of the stock option grant. The expected dividend yield is calculated using the expected annualized dividend which remains constant during the expected term of the option.

Compensation expense for equity instruments is accrued based on the estimated number of instruments for which the requisite service is expected to be rendered. Additionally, for performance based awards, compensation expense is accrued only if it is probable that the performance condition will be achieved. The Company reviews the estimates of forfeitures and the probability of performance conditions being achieved at each reporting period. Any changes to compensation expense as a result of a change in these estimates are reflected in the period of change. During fiscal 2010, as a result of the deteriorating global economy, it became apparent that the performance goals for certain performance based awards would not be achieved. This resulted in the reversal of previously accrued stock-based compensation expenses of approximately $0.7 million. No performance based awards were granted in fiscal years 2012 or 2011.

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

NOTE 2 – INVENTORIES

Effective February 1, 2011, the Company changed its method of valuing its U.S. inventories to the average cost method, as described in Note 1 to the Company’s Consolidated Financial Statements.

The following line items within the Consolidated Statements of Operations were affected by the change in accounting policy (in thousands, except for per share data):

	For the Twelve Months Ended January 31, 2012
	As Computed under FIFO	As Reported under Average Cost	Effect of Change- Increase / (Decrease)
Cost of sales	$209,304	$211,772	$2,468
Income from continuing operations before income taxes	35,700	33,232	(2,468)
Provision for income taxes	604	604	—
Income from continuing operations, net of tax attributed to Movado Group, Inc.	34,463	31,995	(2,468)
(Loss) from discontinued operations, net of tax	—	—	—
Net income attributed to Movado Group, Inc.	34,463	31,995	(2,468)

Basic income per share:
Income per share from continuing operations attributed to Movado Group, Inc.	$1.38	$1.28	($0.10)
(Loss) per share for discontinued operations	$—	$—	$—
Net income per share attributed to Movado Group, Inc.	$1.38	$1.28	($0.10)

Diluted income per share:
Income per share from continuing operations attributed to Movado Group, Inc.	$1.37	$1.27	($0.10)
(Loss) per share for discontinued operations	$—	$—	$—
Net income per share attributed to Movado Group, Inc.	$1.37	$1.27	($0.10)

	For the Twelve Months Ended January 31, 2011
	As Computed under FIFO	As Reported under Average Cost	Effect of Change- Increase / (Decrease)

Cost of sales	$196,951	$199,188	$2,237
(Loss) from continuing operations before income taxes	(11,788)	(14,025)	(2,237)
Provision for income taxes	8,792	8,792	—
(Loss) from continuing operations, net of tax attributed to Movado Group, Inc.	(21,245)	(23,482)	(2,237)
(Loss) from discontinued operations, net of tax	(23,675)	(23,675)	—
Net (loss) attributed to Movado Group, Inc.	(44,920)	(47,157)	(2,237)

Basic (loss) per share:
(Loss) per share from continuing operations attributed to Movado Group, Inc.	($0.86)	($0.95)	($0.09)
(Loss) per share for discontinued operations	($0.96)	($0.96)	—
Net income per share attributed to Movado Group, Inc.	($1.81)	($1.91)	($0.10)

Diluted (loss) per share:
(Loss) per share from continuing operations attributed to Movado Group, Inc.	($0.86)	($0.95)	($0.09)
(Loss) per share for discontinued operations	($0.96)	($0.96)	—
Net (loss) per share attributed to Movado Group, Inc.	($1.81)	($1.91)	($0.10)

	For the Twelve Months Ended January 31, 2010
	As Computed under FIFO	As Reported under Average Cost	Effect of Change- Increase / (Decrease)

Cost of sales	$184,043	$184,074	$31
(Loss) from continuing operations before income taxes	(25,939)	(25,970)	(31)
Provision for income taxes	13,553	13,553	—
(Loss) from continuing operations, net of tax attributed to Movado Group, Inc.	(39,716)	(39,747)	(31)
(Loss) from discontinued operations, net of tax	(14,909)	(14,909)	—
Net (loss) attributed to Movado Group, Inc.	(54,625)	(54,656)	(31)

Basic (loss) per share:
(Loss) per share from continuing operations attributed to Movado Group, Inc.	($1.62)	($1.62)	—
(Loss) per share for discontinued operations	($0.61)	($0.61)	—
Net (loss) per share attributed to Movado Group, Inc.	($2.23)	($2.23)	—

Diluted (loss) per share:
(Loss) per share from continuing operations attributed to Movado Group, Inc.	($1.62)	($1.62)	—
(Loss) per share for discontinued operations	($0.61)	($0.61)	—
Net (loss) per share attributed to Movado Group, Inc.	($2.23)	($2.23)	—

The following line items within the Consolidated Balance Sheets were affected by the change in accounting policy (in thousands):

	January 31, 2012
	As Computed under FIFO	As Reported under Average Cost	Effect of Change- Increase / (Decrease)
Inventories	$164,398	$163,680	($718)
Other current assets*	4,617	4,605	(12)
Deferred income taxes	14,947	14,959	12
Retained earnings	252,413	251,695	(718)

	January 31, 2011
	As Computed under FIFO	As Reported under Average Cost	Effect of Change- Increase / (Decrease)
Inventories	$179,864	$181,613	$1,749
Other current assets*	2,518	2,462	(56)
Deferred income taxes	8,164	8,220	56
Retained earnings	220,936	222,685	1,749

*	As it relates to current deferred income taxes.

As a result of the accounting change, retained earnings as of February 1, 2010, increased from $265.9 million, as computed using the FIFO method, to $269.8 million using the average cost method.

There was no impact on net cash provided by operating activities as a result of this change in accounting policy.

Inventories consist of the following (in thousands):

	Fiscal Year Ended January 31,
	2012	2011
Finished goods	$97,975	$97,007
Component parts	57,700	63,413
Work-in-process	8,005	21,193

	$163,680	$181,613

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at January 31, at cost, consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2012	2011
Land and buildings	$3,883	$4,887
Furniture and equipment	60,802	58,235
Computer software	43,546	41,179
Leasehold improvements	20,912	20,490
Design fees and tooling costs	13,873	13,196

	143,016	137,987
Less: accumulated depreciation	106,726	99,462

	$36,290	$38,525

Depreciation and amortization expense for continuing operations, related to property, plant and equipment for fiscal 2012, 2011 and 2010 was $9.9 million, $12.2 million and $13.8 million, respectively, which includes computer software amortization expense for fiscal 2012, 2011 and 2010 of $3.1 million, $2.8 million and $2.9 million, respectively. In the first quarter of fiscal 2011, the Company recorded a non-cash pre-tax charge of $3.4 million related to write-downs of property, plant and equipment related to certain Movado boutiques. Additionally, in fiscal 2011, the Company recorded a non-cash pre-tax charge of $1.2 million related to the write-down of long-lived assets primarily related to tooling costs and trade booths for the Basel Fair. In fiscal 2010, the Company recorded a non-cash pre-tax charge of $7.6 million, related to the write-down of long-lived assets primarily related to certain Movado boutiques and, to a lesser extent, trade booths for the Basel Fair.

NOTE 4 – DEBT AND LINES OF CREDIT

On July 17, 2009, the Company, together with Movado Group Delaware Holdings Corporation, Movado Retail Group, Inc. and Movado LLC (together with the Company, the “Borrowers”), each a wholly-owned domestic subsidiary of the Company, entered into an Amended and Restated Loan and Security Agreement (the “Original Loan Agreement”) with Bank of America, N.A. and Bank Leumi USA, as lenders (“Lenders”), and Bank of America, N.A., as agent (in such capacity, the “Agent”). The parties amended the Original Loan Agreement by entering into Amendment No. 1 thereto (“First Amendment”) on April 5, 2011 and Amendment No. 2 thereto (“Second Amendment”) on March 12, 2012 (the Original Loan Agreement, as so amended, the “Loan Agreement”). The Loan Agreement provides for a $25.0 million asset based senior secured revolving credit facility (the “Facility”), including a $15.0 million letter of credit subfacility, and provides that Borrowers are entitled to request that Lenders increase the Facility up to $50 million subject to any additional terms and conditions the parties may agree upon . The maturity date of the Facility is March 12, 2015.

Availability under the Facility is determined by reference to a borrowing base which is based on the sum of a percentage of eligible accounts receivable and eligible inventory of the Borrowers. $10.0 million in availability is blocked unless the Borrowers have achieved for the most recently ended four fiscal quarter period a consolidated fixed charge coverage ratio of at least 1.25 to 1.0 with domestic EBITDA greater than $10.0 million. The Borrowers are not currently subject to the availability block. The availability block, if applicable, will be reduced by the amount by which the borrowing base exceeds $25.0 million, up to a maximum reduction of $5.0 million. Availability under the Facility may be further reduced by certain reserves established by the Agent in its good faith credit judgment. As of January 31, 2012, total availability under the Facility, giving effect to an availability block of $0, no outstanding borrowings and the letters of credit outstanding under the subfacility, was $46.6 million. The Second Amendment reduced the Lenders’ total commitment under the Loan Agreement from $55 million to $25 million and consequently availability was correspondingly reduced. As of the effective date of the Second Amendment, total availability under the Facility, giving effect to an availability block of $0, no outstanding borrowings and the letters of credit outstanding under the subfacility, was $24.3 million.

The initial applicable margin for LIBOR rate loans was 4.25% and for base rate loans was 3.25%. After July 17, 2010, the applicable margins decreased or increased by 0.25% per annum from the initial applicable margins depending on whether average availability for the most recently completed fiscal quarter was either greater than $12.5 million, or was $5.0 million or less, respectively. The First Amendment reduced the applicable margins for both LIBOR rate loans and base rate loans by 1.25% and the Second Amendment further reduced the applicable margins by 0.75%. Accordingly, as of March 12, 2012 and based on current availability, the applicable margins were 2.00% and 1.00% for LIBOR and base rate loans, respectively.

After the date (the “Block Release Date”) when availability under the Facility is no longer subject to any blocked amount, if borrowing availability is less than $12.5 million, the Borrowers will be subject to a minimum fixed charge coverage ratio until such time as borrowing availability has been greater than $12.5 million for at least 90 consecutive days.

After the Block Release Date, cash dominion will be imposed if borrowing availability is less than $10.0 million and will continue until such time as borrowing availability has been greater than $10.0 million for at least 45 consecutive days. As of January 31, 2012, the Borrowers were not subject to cash dominion nor do the Borrowers expect to be subject to such a requirement in the foreseeable future.

The Loan Agreement contains additional affirmative and negative covenants binding on the Borrowers and their subsidiaries that are customary for asset based facilities, including, but not limited to, restrictions and limitations on the incurrence of debt for borrowed money and liens, dispositions of assets, capital expenditures, dividends and other payments in respect of equity interests, the making of loans and equity investments, prepayments of subordinated and certain other debt, mergers, consolidations, liquidations and dissolutions, and transactions with affiliates. The Loan Agreement permits Borrowers to pay distributions as dividends and make share repurchases up to $150.0 million (less the amount of any charitable donations made by the Company which are permitted up to an aggregate amount of $14 million) and make acquisitions up to $50.0 million, as long as Borrowers either have cash assets of at least $60.0 million with no revolver loans outstanding, or (i) the consolidated fixed charge coverage ratio is at least 1.25 to 1.00, (ii) availability is greater than $12.5 million and (iii) positive EBITDA plus repatriated cash dividends minus restricted payments are greater than $0. The Company believes that, as of March 12, 2012, it was in compliance with these financial covenants and, therefore, that it is permitted to pay a dividend in April 2012. The Company presently expects that it will be able to pay dividends through the remaining term of the Facility.

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

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. As of January 31, 2012 and 2011, these lines of credit totaled 10.0 million Swiss francs for both periods, with dollar equivalents of $10.9 million and $10.6 million, respectively. As of January 31, 2012 and 2011, there were no borrowings against these lines. As of January 31, 2012, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $1.8 million in various foreign currencies.

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

As of January 31, 2012, the Company’s entire net forward contracts hedging portfolio consisted of 38.0 million Swiss francs equivalent with various expiry dates ranging through July 19, 2012.

During the fourth quarter of fiscal 2011, the Company concluded it would significantly reduce its offering of gold watches and the Company decided to melt its non-core inventory of gold watches because the current salvage value of the gold was adequate and could be easily and quickly realized, while significant excessive time, effort and costs would be required to sell the gold watches. As a result, the Company entered into commodity futures contracts to offset its exposure to the fluctuating value of gold. These futures contracts are not designated as qualified hedges and, therefore, changes in the fair value of these derivatives are recognized into earnings, thereby offsetting the earnings effect of fluctuations in the sale price of gold. As of January 31, 2012, the Company held no commodity futures contracts related to gold.

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for derivatives as of January 31, 2012 and 2011 (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	2012 Fair Value	2011 Fair Value	Balance Sheet Location	2012 Fair Value	2011 Fair Value
Derivatives not designated as hedging instruments:

Foreign Exchange Contracts	Other Current Assets	$214	$1,123	Accrued Liabilities	$1,190	$—

Total Derivative Instruments		$214	$1,123		$1,190	$—

As of January 31, 2012, the balance of deferred net losses on derivative financial instruments documented as cash flow hedges included in accumulated other comprehensive income (“AOCI”) was $1.0 million in net losses, net of tax of $1.0 million, compared to $0.1 million in net losses, net of tax of $1.0 million as of January 31, 2011, compared to $0.2 million in net losses, net of tax of $1.0 million as of January 31, 2010. The Company’s sell through of inventory purchased in Swiss francs will primarily cause the amount in AOCI to affect cost of goods sold. The maximum length of time the Company hedges its exposure to the fluctuation in future cash flows for forecasted transactions is 24 months. For the twelve months ended January 31, 2012, 2011, and 2010 the Company reclassified from AOCI to earnings $0.9 million of net gains, net of tax of $0, $1.5 million of net gains, net of tax of $0, and, $2.4 million of net gains, net of tax of $0, respectively.

During fiscal 2012, 2011, and 2010, the Company recorded no charge related to its assessment of the effectiveness of its derivative hedge portfolio because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged. Changes in the contracts’ fair value due to spot-forward differences are excluded from the designated hedge relationship. The Company records these transactions in the cost of sales of the Consolidated Statements of Operations.

NOTE 6 – FAIR VALUE MEASUREMENTS

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of January 31, 2012 (in thousands):

	Fair Value at January 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$238	$—	$—	$238
SERP assets - employer	418	—	—	418
SERP assets - employee	15,207	—	—	15,207
Hedge derivatives	—	214	—	214

Total	$15,863	$214	$—	$16,077

Liabilities:
SERP liabilities - employee	$15,207	$—	$—	$15,207
Hedge derivatives	—	1,190	—	1,190

Total	$15,207	$1,190	$—	$16,397

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

NOTE 7 – INCOME TAXES

The provision for income taxes for continuing operations for the fiscal years ended January 31, 2012, 2011 and 2010 consists of the following components (in thousands):

	2012	2011	2010
Current:
U.S. Federal	$382	$374	($7,941)
U.S. State and Local	141	98	59
Non-U.S.	8,202	2,697	2,412

	8,725	3,169	(5,470)

Noncurrent:
U.S. Federal	(1,396)	565	369
Non-U.S.	851	—	(326)

	(545)	565	43

Deferred:
U.S. Federal	—	—	19,012
U.S. State and Local	—	—	2,374
Non-U.S.	(7,576)	5,058	(2,406)

	(7,576)	5,058	18,980

Provision for income taxes	$604	$8,792	$13,553

Income/(loss) before taxes for continuing U.S. operations was $2.8 million, ($0.3 million), and ($24.0 million) for periods ended January 31, 2012, 2011 and 2010, respectively. Income/(loss) before taxes for non-U.S. operations was $30.4 million, ($11.4 million), and ($2.0 million) for periods ended January 31, 2012, 2011 and 2010, respectively.

Significant components of the Company’s deferred income tax assets and liabilities as of January 31, 2012 and 2011 are as follows (in thousands):

	2012 Deferred Taxes		2011 Deferred Taxes
	Assets	Liabilities	Assets	Liabilities
Net operating loss carryforwards	$20,866	$—	$22,093	$—
Inventory	5,245	—	7,625	—
Unprocessed returns	1,142	—	1,082	—
Receivables allowance	1,434	541	1,251	411
Deferred compensation	9,539	—	9,282	—
Foreign tax credits	7,234	—	8,128	—
Unrepatriated earnings	—	2,797	—	471
Hedge derivatives	—	—	—	319
Depreciation/amortization	6,631	3,245	7,447	2,815
Other provisions/accruals	2,344	—	455	—
Miscellaneous	580	5	1,306	—

	55,015	6,588	58,669	4,016
Valuation allowance	(32,856)	—	(46,929)	—

Total deferred tax assets and liabilities	$22,159	$6,588	$11,740	$4,016

As of January 31, 2012, the Company had total foreign net operating loss carryforwards of approximately $72.2 million, which are available to offset taxable income in future years. $45.9 million of these carryforwards were incurred in Switzerland. At January 31, 2011, the Company had established a valuation allowance of $10.1 million on the related deferred tax assets of one of its Swiss subsidiaries, with a corresponding charge to income tax expense. In assessing the realizability of the net deferred tax asset, the Company had concluded at that time that more weight should be given to the recent operating losses and the continued uncertainty in the world-wide economy and retail industry than the expectation of projected future taxable income and its long history of generating taxable income.

In the fourth quarter of fiscal 2012, the company concluded, based upon all available evidence, that it was more likely than not its Swiss subsidiary would have sufficient future taxable income to realize its net deferred tax asset. As a result, the Company reversed the full $10.3 million valuation allowance as a credit to income tax expense on January 31, 2012. In reaching its conclusion relating to this significant judgment, the Company considered both negative and positive evidence. Negative evidence included a three year cumulative loss as of January 31, 2011, which was generated during the global economic downturn. Positive evidence included the strong fiscal 2012 earnings results of the Swiss subsidiary, projections of future taxable income for the subsidiary, overall Company results for fiscal 2012, as well as the continued positive trend experienced by the retail industry during calendar year 2011. While the Company believes the assumptions included in its projections of future taxable income for this subsidiary are reasonable, if the actual results vary from expected results due to unforeseen changes in the worldwide economy or retail industry, or other factors, the Company may need to make future adjustments to the valuation allowance for all, or a portion, of the net deferred tax asset. At January 31, 2012, the balance of the deferred tax asset valuation allowance relating to two other Swiss companies was $1.3 million, principally to reserve for operating loss carryforwards for which future projected taxable income is not sufficient to realize the benefit of the deferred tax asset.

The remaining foreign tax losses of $26.3 million are primarily related to the Company’s operations in Japan, Germany, and the United Kingdom. A full valuation allowance has been established on the deferred tax assets resulting from all of these losses due to the Company’s assessment that it is not more-likely-than-not the deferred tax assets will be utilized.

As of January 31, 2012, the Company had no U.S. federal net operating loss carryforwards. The recognition of windfall tax benefits from stock-based compensation deducted on the tax return is prohibited until realized through a reduction of income tax payable. Cumulative tax benefits totaling $0.4 million will be recorded in additional paid-in-capital when the foreign tax credit carryforward is utilized and the windfall tax benefit can be realized. The Company also has an estimated apportioned $53.4 million in U.S. state net operating loss carryforwards. A full valuation allowance has been established on the deferred tax assets due to the Company’s assessment that it is more-likely-than-not that the losses will not be utilized within expiration periods ranging from 2 to 20 years.

At January 31, 2012, the Company’s net U.S. deferred tax assets amounted to $23.7 million, against which a valuation allowance of $22.8 million has been established. The Company bases its estimate of deferred tax assets and liabilities on current tax laws and rates as well as expected future income. The realization of deferred tax assets depends on the Company’s ability to generate future income. Under U.S. GAAP, deferred tax assets are to be reduced by a valuation allowance if based on the weight of available positive and negative evidence, it is more-likely-than-not that all or some portion of the deferred tax assets will not be realized. In the third quarter of fiscal 2010, the Company determined that it was appropriate to record a full valuation allowance against its net deferred tax assets in the United States, primarily due to the Company’s domestic loss position in recent years. Expectation of future income is not sufficient to overcome such negative evidence, and although the Company believes it may ultimately utilize the underlying tax benefits within the statutory limits, in fiscal

2010, the Company recognized a non-cash deferred tax expense of $21.4 million, and since fiscal 2010 has not recognized any tax benefit on the net increase in deductible temporary differences.

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

The provision / (benefit) for income taxes for continuing operations differs from the amount determined by applying the U.S. federal statutory rate as follows (in thousands):

	Fiscal Year Ended January 31,
	2012	2011	2010

Provision for income taxes at the U.S. statutory rate	$11,631	($12,412)	($14,297)
Lower effective foreign income tax rate	(4,952)	(439)	(2,175)
Change in valuation allowance	(13,922)	12,858	35,913
Tax provided on earnings of foreign subsidiaries	4,369	7,945	2,127
Change in liabilities for uncertain tax positions, net	(545)	565	369
State and local taxes, net of federal benefit	84	226	(836)
Change in U.S. tax law for tax loss carryback	—	—	(7,956)
Foreign tax settlement	4,302	—	—
Other, net	(363)	49	408

Total provision for income taxes	$604	$8,792	$13,553

At January 31, 2012, the Company recorded $4.3 million in accrued liabilities on the Company’s Consolidated Balance Sheets for a Swiss withholding tax liability and a corresponding charge to income tax expense pursuant to management agreements reached during the fourth quarter of fiscal 2012 to settle with the Swiss federal tax authorities and to close several audits through fiscal 2010. Prior to the fourth quarter of fiscal 2012, due to facts and circumstances, management did not believe that settlement was probable.

During fiscal 2012, a provision of approximately $1.9 million has been made for federal income tax, net of foreign tax credits, on the remittance of approximately $8.9 million current year net earnings of the Company’s Hong Kong subsidiary. In addition, a net federal provision of approximately $0.4 million has been made on the remittance of approximately $1.4 million current year net earnings of one of the Company’s Swiss subsidiaries. No provision has been made for federal income or withholding taxes which may be payable on the remittance of the remaining undistributed retained earnings of foreign subsidiaries approximating $132.7 million at January 31, 2012, as those earnings are considered permanently reinvested. It is not practical to estimate the amount of tax that may be payable on the eventual distribution of these earnings.

The effective tax rate for continuing operations for fiscal 2012 was 1.8%, primarily as a result of the release of a valuation allowance against net deferred tax assets in Switzerland, partially offset by the accrual of a Swiss withholding tax settlement and the continued recording of other valuation allowances, most notably the valuation allowance against net U.S. deferred tax assets, and the tax accrued on the repatriation of foreign earnings. The effective tax rate for continuing operations for fiscal 2011 was -62.7%, primarily as a result of the establishment of a valuation allowance against net deferred tax assets in Switzerland, in addition to continued recording of other valuation allowances, and the tax accrued on the repatriation of foreign earnings. The effective tax rate for continuing operations for fiscal 2010 was -52.2%, primarily as a result of the establishment of a full valuation allowance against net U.S. deferred tax assets, partially offset by the recording of a tax benefit resulting from a U.S. tax law change allowing for an elective 5 year carryback for losses originating in either fiscal 2009 or fiscal 2010.

The Internal Revenue Service (“IRS”) commenced examination in October 2009 of the Company’s consolidated U.S. federal income tax return for fiscal 2009, as required by the Joint Committee on Taxation (“JCT”) as a result of the Company filing, in May 2009, a tax loss carryback claim exceeding $2.0 million. The scope of the audit was subsequently increased to also include the fiscal 2010 income tax return due to the filing of a similar carryback claim. The final audit report was received during the third quarter of fiscal 2012; no material adjustments were made.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (exclusive of interest) for January 31, 2012, 2011 and 2010 are as follows (in thousands):

	2012	2011	2010
Beginning balance	$4,835	$4,583	$5,419
Additions for tax positions of prior years	901	428	143
Lapse of statute of limitations	(2,491)	(176)	(326)
Decreases for tax positions of prior years	—	—	(672)
Cash settlements	—	—	—
Tax rate changes	(30)	—	—
F/X fluctuations	1	—	19

Ending balance	$3,216	$4,835	$4,583

Included in the balances at January 31, 2012, January 31, 2011 and January 31, 2010 are $2.5 million and $3.1 million, and $2.7 million of unrecognized tax benefits which would impact the Company’s effective tax rate, if recognized. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. As of January 31, 2012, January 31, 2011 and January 31, 2010, the Company had $1.3 million, $1.3 million and $1.1 million of accrued interest (net of tax benefit) related to unrecognized tax benefits. During fiscal years 2012, 2011 and 2010, the Company accrued $0.3 million, $0.2 million and $0.1 million of interest (net of tax benefit).

The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various states, local and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in many countries, including such major jurisdictions as Switzerland, Hong Kong, Canada and the United States. The Company, with few exceptions, is no longer subject to income tax examinations by tax authorities in state, local and foreign taxing jurisdictions for years before the fiscal year ended January 31, 2008.

NOTE 8 – OTHER

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

NOTE 9 – LEASES

The Company leases office, distribution, retail and manufacturing facilities, and office equipment under operating leases, which expire at various dates through June 2021. Certain leases include renewal options and the payment of real estate taxes and other occupancy costs. Some leases also contain rent escalation clauses (step rents) that require additional rent amounts in the later years of the term. Rent expense for leases with step rents is recognized on a straight-line basis over the minimum lease term. Likewise, capital funding and other lease concessions that are occasionally provided to the Company, are recorded as deferred rent and amortized on a straight-line basis over the minimum lease term as adjustments to rent expense. Rent expense from continuing operations for equipment and distribution, factory and office facilities under operating leases was approximately $12.0 million, $11.9 million and $11.5 million in fiscal 2012, 2011 and 2010, respectively.

Minimum annual rentals under noncancelable operating leases as of January 31, 2012, which do not include real estate taxes and operating costs, are as follows (in thousands):

Fiscal Year Ended January 31,

2013	$9,910
2014	8,427
2015	7,971
2016	7,772
2017	7,497
Thereafter	15,881

$57,458

NOTE 10 – COMMITMENTS AND CONTINGENCIES

At January 31, 2012 and 2011, the Company had outstanding letters of credit totaling $0.7 million with expiration dates through March 10, 2013, respectively. One bank in the domestic bank group has issued irrevocable standby letters of credit for retail and operating facility leases to various landlords, for the administration of the Movado boutique private-label credit card and for Canadian payroll to the Royal Bank of Canada.

As of January 31, 2012 and 2011, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $1.8 million in various foreign currencies, respectively.

Pursuant to the Company’s agreements with its licensors, the Company is required to pay minimum royalties and advertising. As of January 31, 2012, the total amount of the Company’s minimum commitments related to its license agreements was $115.6 million.

The Company had outstanding purchase obligations of $70.7 million with suppliers at the end of fiscal 2012 primarily for raw materials, finished watches and packaging in the normal course of business. These purchase obligation amounts do not represent total anticipated purchases but represent only amounts to be paid for items required to be purchased under agreements that are enforceable, legally binding and specify minimum quantity, price and term.

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

NOTE 11 – STOCK-BASED COMPENSATION

Effective concurrently with the consummation of the Company’s public offering in the fourth quarter of fiscal 1994, the Board of Directors and the shareholders of the Company approved the adoption of the Movado Group, Inc. 1993 Employee Stock Option Plan (the “Employee Stock Option Plan”) for the benefit of certain officers, directors and key employees of the Company. The Employee Stock Option Plan was amended in fiscal 1997 and restated as the Movado Group, Inc. 1996 Stock Incentive Plan (the “1996 Plan”). Under the 1996 Plan, as amended and restated as of April 8, 2004 (the “Plan”), the Compensation Committee of the Board of Directors, which consists of four of the Company’s outside directors, has the authority to grant incentive stock options and nonqualified stock options to purchase, as well as stock appreciation rights and stock awards, up to 11,000,000 shares of common stock. Options granted to participants under the Plan generally become exercisable in equal installments over three or five years and remain exercisable until the tenth anniversary of the date of grant. The option price may not be less than the fair market value of the stock at the time the options are granted.

Under the accounting guidance for share based payments, the Company utilizes the Black-Scholes option-pricing model to calculate the fair value of each option at the grant date which requires certain assumptions be made. The expected life of stock option grants is determined using historical data and represents the time period which the stock option is expected to be outstanding until it is exercised. The risk free interest rate is the yield on the grant date of U.S. Treasury constant maturities with a maturity date closest to the expected life of the stock option. The expected stock price volatility is derived from historical volatility and calculated based on the estimated term structure of the stock option grant. The expected dividend yield is calculated using the expected annualized dividend which remains constant during the expected term of the option.

There were no stock option grants during fiscal 2012. The weighted-average assumptions used with the Black-Scholes option-pricing model for the calculation of the fair value of stock option grants during fiscal 2011 were: expected term of 5.1 years; risk-free interest rate of 2.62%; expected volatility of 57.0% and there was no dividend yield. The weighted-average grant date fair value of options granted during the fiscal year ended January 31, 2011 was $6.89.

Total compensation expense for stock option grants recognized during the fiscal years ended January 31, 2012, 2011 and 2010 was approximately $0.1 million, net of tax of $0.0 million and $0.4 million, net of tax of $0.0 million and $0.8 million, net of tax of $0.0 million, respectively. Expense related to stock option compensation is recognized on a straight-line basis over the vesting term. As of January 31, 2012, there was approximately $0.1 million of unrecognized compensation cost related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 1.0 year. Total cash received for stock option exercises during the fiscal year ended January 31, 2012 amounted to approximately $1.5 million. The windfall tax benefit realized on these exercises was approximately $0.2 million.

Transactions for stock options under the Plan since fiscal 2009 are summarized as follows:

	Outstanding Options	Weighted- Average Exercise Price
January 31, 2009	2,447,566	$15.27
Options exercised	(465,434)	$10.07
Options cancelled	(67,917)	$15.34

January 31, 2010	1,914,215	$16.48
Options granted	10,000	$13.38
Options exercised	(717,512)	$13.55
Options cancelled	(78,440)	$16.47

January 31, 2011	1,128,263	$18.42
Options exercised	(143,961)	$12.11
Options cancelled	(289,320)	$18.43

January 31, 2012	694,982	$19.55

The total intrinsic value of stock options exercised for the fiscal years ended January 31, 2012, 2011 and 2010 was approximately $0.8 million, $1.5 million and $1.7 million, respectively. The total fair value of the stock options vested for the fiscal years ended January 31, 2012, 2011 and 2010 was approximately $0.3 million, $0.6 million and $2.2 million, respectively.

The following table summarizes outstanding and exercisable stock options as of January 31, 2012:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$ 9.02 - $12.01	18,916	0.6	$10.06	18,916	$10.06
$12.02 - $15.01	131,250	2.7	$14.06	124,584	$14.10
$15.02 - $18.01	74,566	2.6	$17.12	74,566	$17.12
$18.02 - $21.01	272,500	3.6	$18.48	272,500	$18.48
$21.02 - $24.01	108,750	6.2	$22.27	108,750	$22.27
$24.02 - $27.01	15,000	4.8	$25.53	15,000	$25.53
$27.02 - +	74,000	5.3	$32.92	74,000	$32.92

	694,982	3.9	$19.55	688,316	$19.61

The total intrinsic value of outstanding stock options as of January 31, 2012, 2011 and 2010 was approximately $0.8 million, $0.5 million and $0.7 million, respectively. The total intrinsic value of exercisable stock options as of January 31, 2012, 2011 and 2010 was approximately $0.8 million, $0.5 million and $0.7 million, respectively.

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

In each of fiscal years 2007, 2008, and 2009, the Compensation Committee of the Board of Directors adopted an Executive Long Term Incentive Plan (the “LTIP”) authorized by section 9 of the Plan. The LTIP provided for the award of “Performance Share Units” that were equivalent, one for one, to shares of the Company’s common stock and that vest based on the Company’s achievement of its operating margin goal for a target fiscal year. The number of actual shares earned by a participant was based on the Company’s actual performance at the end of the award period and could have ranged from 0% to 150% of the participant’s target award. There were no performance shares issued under any LTIP and the last LTIP performance period ended January 31, 2011.

For fiscal years 2012 and 2011, compensation expense for restricted stock was approximately $1.6 million, net of tax of $0.0 million and $1.1 million, net of tax of $0.0 million, respectively. Total compensation expense for restricted stock grants and for grants of Performance Share Units under the LTIP (together “restricted stock”) recognized during the fiscal year ended January 31, 2010, including the reversal of the aforementioned LTIP grants, was a benefit of approximately $0.1 million. Prior to February 1, 2006, compensation expense for restricted stock grants was reduced as actual forfeitures of the awards occurred. Current accounting guidance requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest and thus, current period compensation expense has been adjusted for estimated forfeitures based on historical data. As of January 31, 2012, there was approximately $2.5 million of unrecognized compensation cost related to unvested restricted stock. These costs are expected to be recognized over a weighted-average period of 1.8 years.

Transactions for restricted stock under the Plan since fiscal 2009 are summarized as follows:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value
January 31, 2009	566,454	$23.09
Units granted	254,550	$11.03
Units vested	(51,101)	$22.51
Units forfeited	(210,309)	$20.08

January 31, 2010	559,594	$18.79
Units granted	218,465	$12.81
Units vested	(54,045)	$18.79
Units forfeited	(478,776)	$18.91

January 31, 2011	245,238	$13.23
Units granted	135,612	$16.55
Units vested	(67,074)	$15.86
Units forfeited	(16,507)	$13.77

January 31, 2012	297,269	$14.12

Restricted stock units are exercised simultaneously when they vest and are issued from the pool of authorized shares. The total intrinsic value of restricted stock units that vested during fiscal 2012, 2011, and 2010 was approximately $1.0 million, $0.7 million, and $0.5 million, respectively. There was no windfall tax benefit realized on the vested restricted stock grants for fiscal 2012. The weighted-average grant date fair values for restricted stock grants for fiscal 2012, 2011, and 2010 were $16.55, $12.81, and $11.03, respectively. Outstanding restricted stock units had a total intrinsic value of approximately $5.5 million, $3.5 million, and $6.1 million for fiscal 2012, 2011 and 2010, respectively.

NOTE 12 – OTHER EMPLOYEE BENEFITS PLANS

The Company maintains an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. In addition, the Company maintains defined contribution employee benefit plans for its employees located in Switzerland. Company contributions and expenses of administering the plans amounted to $3.3 million, $2.6 million and $3.1 million in fiscal 2012, 2011 and 2010, respectively.

The Company maintains a defined contribution SERP. The SERP provides eligible executives with supplemental pension benefits in addition to amounts received under the Company’s other retirement plan. The Company makes a matching contribution which vests equally over five years.

During fiscal 2012, 2011 and 2010, the Company recorded an expense related to the SERP of $0.4 million, $0.4 million and $0.3 million, respectively.

NOTE 13 – COMPREHENSIVE INCOME / (LOSS)

The components of comprehensive income / (loss) for the twelve months ended January 31, 2012, 2011 and 2010 are as follows (in thousands):

	Fiscal Year Ended January 31,
	2012	2011	2010
Net income / (loss)	$32,628	($46,492)	($54,432)
Net unrealized (loss) / gain on investments, net of tax	(47)	97	52
Net change in effective portion of hedging contracts, net of tax	(851)	73	(1,696)
Foreign currency translation adjustment (1)	5,714	25,431	25,147

Comprehensive income / (loss)	37,444	(20,891)	(30,929)
Less: Comprehensive income attributable to noncontrolling interests	555	628	378

Total comprehensive income / (loss) attributable to Movado Group, Inc.	$36,889	($21,519)	($31,307)

(1)	The currency translation adjustment is not adjusted for income taxes to the extent that they relate to permanent investments in international subsidiaries.

The components of accumulated other comprehensive income at January 31, consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2012	2011
Net unrealized gain on investments, net of tax	$69	$116
Net unrealized (loss) on hedging contracts, net of tax	(989)	(138)
Cumulative foreign currency translation adjustment	98,842	93,050

Accumulated other comprehensive income attributed to Movado Group, Inc.	$97,922	$93,028

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

The Company conducts its business in two operating segments: Wholesale and Retail. The Company’s Wholesale segment includes the designing, manufacturing and distribution of quality watches, in addition to revenue generated from after sales service activities and shipping. The retail segment includes the Company’s outlet stores and the Movado brand flagship store.

The Company divides its business into two major geographic locations: United States operations, and International, which includes the results of all other Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s international operations are principally conducted in Europe, Asia, Canada, the Middle East, South America and the Caribbean. The Company’s international assets are substantially located in Switzerland.

Operating Segment Data as of and for the Fiscal Year Ended January 31, (in thousands):

	Net Sales (1)			Operating Income (Loss) (1) (2) (3) (4) (5) (6) (7)
	2012	2011	2010	2012	2011	2010
Wholesale	$412,825	$329,137	$294,940	$24,668	($20,798)	($32,861)
Retail	55,292	53,053	54,765	8,895	8,701	11,315

Consolidated total	$468,117	$382,190	$349,705	$33,563	($12,097)	($21,546)

	Total Assets			Capital Expenditures
	2012	2011	2010	2012	2011	2010
Wholesale	$487,828	$423,532	$439,418	$7,444	$5,743	$4,867
Retail	18,215	20,673	33,945	726	1,560	34

Consolidated total	$506,043	$444,205	$473,363	$8,170	$7,303	$4,901

	Depreciation and Amortization
	2012	2011	2010
Wholesale	$10,148	$12,398	$14,017
Retail	1,260	1,307	1,411

Consolidated total	$11,408	$13,705	$15,428

Geographic Location Data as of and for the Fiscal Year Ended January 31, (in thousands):

	Net Sales (1) (8)			Operating (Loss) Income (1) (2) (3) (4) (5) (6) (7)
	2012	2011	2010	2012	2011	2010
United States	$234,991	$200,043	$194,250	($6,069)	($1,810)	($23,377)
International	233,126	182,147	155,455	39,632	(10,287)	1,831

Consolidated total	$468,117	$382,190	$349,705	$33,563	($12,097)	($21,546)

	Total Assets			Long-Lived Assets
	2012	2011	2010	2012	2011
United States	$213,363	$185,718	$208,822	$28,476	$30,460
International	292,680	258,487	264,541	7,814	8,065

Consolidated total	$506,043	$444,205	$473,363	$36,290	$38,525

(1)	Fiscal 2012 Wholesale and International net sales includes a $3.0 million sale of certain proprietary watch movements.
(2)	Fiscal 2012 Wholesale and United States operating Income (Loss) includes a $3.0 million donation to the Movado Group Foundation.
(3)

Fiscal 2011 Wholesale Operating (Loss) includes a non-cash charge of $24.1 million related to certain non-core gold and mechanical movement inventory, of which $5.9 million was recorded in the United States and $19.4 million was recorded in the International location.

(4)	Fiscal 2010 Wholesale and International Operating (Loss) Income includes a non-cash charge of $8.8 million primarily for excess non-core component inventory.
(5)

Fiscal 2011 Wholesale Operating (Loss) includes a non-cash charge of $3.1 million for write-downs of certain assets primarily related to intangible assets, tooling costs, and trade booths for the Basel Fair, of which $0.3 million was recorded in the United States and $2.8 million was recorded in the International location.

(6)	Fiscal 2010 Wholesale and International Operating (Loss) Income includes non-cash charges of $2.5 million primarily for write-downs of certain assets related to trade booths for the Basel Fair.
(7)	Fiscal 2011 Wholesale and United States Operating (Loss) includes a reversal of a previously recorded liability of $4.3 million for a retirement agreement with the Company’s former Chairman.
(8)

The United States and International net sales are net of intercompany sales of $223.3 million, $190.9 million and $196.9 million for the twelve months ended January 31, 2012, 2011 and 2010, respectively.

NOTE 15 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents unaudited selected interim operating results of the Company for fiscal 2012 and 2011 (in thousands, except per share amounts):

	Quarter
	1st	2nd	3rd	4th
Fiscal 2012
Net sales	$89,854	$113,231	$142,622	$122,410
Gross profit	$48,623	$60,946	$81,034	$65,742
Net income attributed to Movado Group, Inc.	$491	$4,408	$16,404	$10,692

Basic income per share:
Net income attributed to Movado Group, Inc.	$0.02	$0.18	$0.66	$0.43

Diluted income per share:
Net income attributed to Movado Group, Inc.	$0.02	$0.18	$0.65	$0.42

Fiscal 2011
Net sales	$72,804	$85,388	$123,002	$100,995
Gross profit	$38,498	$44,411	$68,890	$31,203
(Loss) / income from continuing operations, net of tax	($6,427)	($3,205)	$17,145	($30,993)
(Loss) from discontinuing operations, net of tax	($5,972)	($17,703)	—	—
Net (loss) / income attributed to Movado Group, Inc.	($12,399)	($20,908)	$17,145	($30,993)

Basic (loss) / income per share:
(Loss) / income from continuing operations, net of tax	($0.26)	($0.13)	$0.69	($1.25)
(Loss) from discontinuing operations, net of tax	($0.24)	($0.72)	$—	$—
Net (loss) / income attributed to Movado Group, Inc.	($0.50)	($0.84)	$0.69	($1.25)

Diluted (loss) / income per share:
(Loss) / income from continuing operations, net of tax	($0.26)	($0.13)	$0.69	($1.25)
(Loss) from discontinuing operations, net of tax	($0.24)	($0.72)	$—	$—
Net (loss) / income attributed to Movado Group, Inc.	($0.50)	($0.84)	$0.69	($1.25)

As each quarter is calculated as a discrete period, the sum of the four quarters may not equal the calculated full year amount. This is in accordance with prescribed reporting requirements.

NOTE 16 – SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows (in thousands):

	Fiscal Year Ended January 31,
	2012	2011	2010
Cash paid / (received) during the year for:
Interest (1)	$353	$1,388	$3,981
Income taxes paid / (received) (2)	$5,190	($7,129)	($4,473)

(1)	Fiscal 2010 interest includes expenses and fees associated with the refinancing and repayment of the Company’s former credit and note agreements which included a pre-tax charge of $1.1 million.
(2)	Fiscal 2012, 2011 and 2010 income taxes paid / (received), includes payments of $5.6 million, $3.5 million and $3.1 million taxes paid, respectively.

NOTE 17 – OTHER INCOME

Other income for the twelve months ended January 31, 2012 consisted of $0.7 million of pre-tax gain on the sale of a building which was completed in the second quarter. The Company received cash proceeds from the sale of $1.2 million. The building had been classified as an asset held for sale in other current assets.

NOTE 18 – DISCONTINUED OPERATIONS

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

As a result of the Movado boutiques closing, the Company recorded $20.0 million of expenses primarily for occupancy charges, asset impairments, inventory write-downs and severance. The Company expects that the majority of the remaining liabilities will be paid during fiscal 2013.

A summary rollforward of costs related to the closing of the Movado boutiques is as follows (in thousands):

	Fiscal 2011 charges	Fiscal 2011 Cash Payments	Fiscal 2012 Cash Payments	Fiscal 2011 Non-cash adjustments	Fiscal 2012 Non-cash adjustments	Accrued balance at January 31, 2012
Occupancy charges (1)	$12,915	($13,463)	($14)	$1,284	($50)	$672
Asset impairments	3,432	—	—	(3,432)	—	—
Inventory write-downs	1,892	—	—	(1,892)	—	—
Severance	1,756	(1,730)	(19)	—	—	7

Total	$19,995	($15,193)	($33)	($4,040)	($50)	$679

(1)	Occupancy charges include expenses for lease buyouts, moving and legal expenses and reductions for the reversal of deferred rent accruals.

NOTE 19 – SUBSEQUENT EVENTS

On March 12, 2012, the Company amended its Amended and Restated Loan and Security Agreement, as of July 17, 2009, as previously amended, with Bank of America, N.A. and Bank Leumi USA to extend its maturity to 2015, to reflect more favorable current market rate conditions and to modify certain terms. See Note 4 to the Company’s Consolidated Financial Statements for further information regarding debt and lines of credit.

On March 27, 2012, as a result of Movado Group’s strong financial position in fiscal 2012, the Company’s Board of Directors decided to increase the quarterly cash dividend to $0.05 per share, and effective March 29, 2012 the Board of Directors approved the payment on April 24, 2012 of a cash dividend in the amount of $0.05 for each share of the Company’s outstanding common stock and class A common stock held by shareholders of record as of the close of business on April 10, 2012. However, the decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

The Company also announced that on March 29, 2012 the Board of Directors approved the payment of a special cash dividend of $0.50 for each share of the Company’s outstanding common stock and class A common stock. This dividend will be paid on May 15, 2012 to all shareholders of record on April 30, 2012.

As of March 22, 2012, the Company entered into an exclusive worldwide license agreement with Ferrari S.p.A. to use certain well known trademarks of Ferrari including the S.F. and Prancing Horse device in shield, FERRARI OFFICIAL LICENSED PRODUCT and SCUDERIA FERRARI, in connection with the manufacture, advertising, merchandising, promotion, sale and distribution of watches with a suggested retail price not exceeding €1,500. The current term of the license is through December 31, 2017.

Schedule II

MOVADO GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands)

Description	Balance at beginning of year	Net provision charged to operations	Currency revaluation	Net write-offs	Balance at end of year

Year ended January 31, 2012:
Doubtful accounts, returns and allowances	$16,020	$21,633	$—	($21,424)	$16,229

Year ended January 31, 2011:
Doubtful accounts, returns and allowances	$20,240	$21,386	$370	($25,976)	$16,020

Year ended January 31, 2010:
Doubtful accounts, returns and allowances	$19,598	$27,980	$436	($27,774)	$20,240

Description	Balance at beginning of year	Net provision / (benefit) to operations	Currency revaluation	Adjustments	Balance at end of year

Year ended January 31, 2012:
Deferred tax asset valuation (1)	$46,929	($14,139)	$367	($301)	$32,856

Year ended January 31, 2011:
Deferred tax asset valuation (2)	$33,843	$13,020	$262	($196)	$46,929

Year ended January 31, 2010:
Deferred tax asset valuation (3)	$7,641	$28,529	$544	($2,871)	$33,843

(1) The detail of adjustments is as follows:		(2) The detail of adjustments is as follows:
Expired tax losses	($329)	Expired tax losses			($207)
Prior year adjustments and tax rate changes	(304)	Prior year adjustments and tax rate changes			(542)
OCI Adjustments	332	OCI Adjustments			553

	($301)				($196)

(3) The detail of adjustments is as follows:
Expired tax losses	($2,639)
Prior year adjustments and tax rate changes	(683)
OCI Adjustments	451

	($2,871)

S-1