Form 10-Q
period 2012-04-30
MOVADO GROUP INC
filed 2012-05-31
CIK 72573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2012

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

The number of shares outstanding of the registrant’s Common Stock and Class A Common Stock as of May 22, 2012 were 18,507,723 and 6,632,967, respectively.

MOVADO GROUP, INC.

Index to Quarterly Report on Form 10-Q

April 30, 2012

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	April 30, 2012	January 31, 2012	April 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$158,750	$182,201	$109,256
Trade receivables	62,262	61,235	60,610
Inventories	172,041	163,680	185,885
Other current assets	27,909	25,516	35,222

Total current assets	420,962	432,632	390,973

Property, plant and equipment, net	33,567	36,290	37,642
Deferred income taxes	15,106	14,959	8,282
Other non-current assets	23,405	22,162	23,120

Total assets	$493,040	$506,043	$460,017

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$23,130	$33,080	$21,168
Accrued liabilities	35,834	52,298	38,731
Dividends payable	12,570	—	—
Deferred and current income taxes payable	1,493	1,015	410

Total current liabilities	73,027	86,393	60,309

Deferred and non-current income taxes payable	6,825	7,291	7,174
Other non-current liabilities	19,497	18,285	18,618

Total liabilities	99,349	111,969	86,101

Commitments and contingencies (Note 7)

Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 26,184,074, 26,124,281 and 25,978,334 shares issued, respectively	262	261	260
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,632,967, 6,632,967 and 6,634,319 shares issued and outstanding, respectively	66	66	66
Capital in excess of par value	154,987	153,331	150,007
Retained earnings	244,502	251,695	222,430
Accumulated other comprehensive income	101,445	97,922	110,201
Treasury Stock, 7,676,407, 7,776,407 and 7,754,977 shares, respectively, at cost	(110,470)	(111,909)	(111,503)

Total Movado Group, Inc. shareholders’ equity	390,792	391,366	371,461
Noncontrolling interests	2,899	2,708	2,455

Total equity	393,691	394,074	373,916

Total liabilities and equity	$493,040	$506,043	$460,017

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	$103,655	$103,655
	Three Months Ended April 30,
	2012	2011
Net sales	$103,655	$89,854
Cost of sales	44,630	41,231

Gross profit	59,025	48,623
Selling, general and administrative	50,537	47,043

Operating income	8,488	1,580
Interest expense	(145)	(383)
Interest income	16	29

Income before income taxes	8,359	1,226
Provision for income taxes (Note 8)	1,598	715

Net Income	6,761	511
Less: Net income attributed to noncontrolling interests	128	20

Net income attributed to Movado Group, Inc.	$6,633	$491

Basic income per share:
Weighted basic average shares outstanding	25,109	24,873
Net income per share attributed to Movado Group, Inc.	$0.26	$0.02

Diluted income per share:
Weighted diluted average shares outstanding	25,475	25,078
Net income per share attributed to Movado Group, Inc.	$0.26	$0.02

Dividends declared per share	$0.55	$0.03

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2012	2011
Comprehensive income, net of taxes:
Net income	$6,761	$511
Net unrealized gain on investments	23	5
Net change in effective portion of hedging contracts	—	(319)
Foreign currency translation adjustments	3,563	17,642

Comprehensive income	10,347	17,839
Less: Comprehensive income attributable to noncontrolling interests	191	175

Total comprehensive income attributable to Movado Group, Inc.	$10,156	$17,664

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2012	2011
Cash flows from operating activities:
Net income	$6,761	$511
Adjustments to reconcile net income to net cash (used in) / provided by operating activities:
Depreciation and amortization	3,051	2,943
Deferred income taxes	46	125
Stock-based compensation	481	414

Changes in assets and liabilities:
Trade receivables	(681)	815
Inventories	(6,944)	3,877
Other current assets	(2,699)	(1,097)
Accounts payable	(10,148)	(1,121)
Accrued liabilities	(14,524)	(2,197)
Income taxes payable	476	(934)
Other non-current assets	(1,419)	(477)
Other non-current liabilities	1,209	745

Net cash (used in) / provided by operating activities from continuing operations	(24,391)	3,604
Net cash (used in) operating activities from discontinued operations	(2)	(19)

Net cash (used in) / provided by operating activities	(24,393)	3,585

Cash flows from investing activities:
Capital expenditures	(837)	(1,622)
Trademarks	—	(24)

Net cash (used in) investing activities from continuing operations	(837)	(1,646)
Net cash (used in) investing activities from discontinued operations	—	—

Net cash (used in) investing activities	(837)	(1,646)

Cash flows from financing activities:
Stock options exercised	450	(71)
Dividends paid	(1,256)	(746)

Net cash (used in) financing activities from continuing operations	(806)	(817)
Net cash (used in) financing activities from discontinued operations	—	—

Net cash (used in) financing activities	(806)	(817)

Effect of exchange rate changes on cash and cash equivalents	2,585	5,118
Net (decrease) / increase in cash and cash equivalents	(23,451)	6,240
Cash and cash equivalents at beginning of period	182,201	103,016

Cash and cash equivalents at end of period	$158,750	$109,256

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Movado Group, Inc. (the “Company”) in a manner consistent with that used in the preparation of the consolidated financial statements included in the Company’s fiscal 2012 Annual Report filed on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial position and results of operations for the periods presented. These consolidated financial statements should be read in conjunction with the aforementioned Annual Report. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

NOTE 1 – FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Accounting guidance requires the use of observable market data, if such data is available without undue cost and effort and establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•	Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3—Unobservable inputs based on the Company’s assumptions.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of April 30, 2012 (in thousands):

	$17,196	$17,196	$17,196	$17,196
	Fair Value at April 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$261	$—	$—	$261
SERP assets—employer	611	—	—	611
SERP assets—employee	16,324	—	—	16,324
Hedge derivatives	—	612	—	612

Total	$17,196	$612	$—	$17,808

Liabilities:
SERP liabilities—employee	$16,324	$—	$—	$16,324
Hedge derivatives	—	8	—	8

Total	$16,324	$8	$—	$16,332

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

NOTE 2 – EQUITY

The components of equity for the three months ended April 30, 2012 and 2011 are as follows (in thousands):

	Movado Group, Inc. Shareholders’ Equity
	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance, January 31, 2012	$261	$66	$153,331	$251,695	($111,909)	$97,922	$2,708	$394,074
Net income				6,633			128	6,761
Dividends declared				(13,826)				(13,826)
Stock options exercised, net of tax	1		428					429
Supplemental executive retirement plan			22					22
Stock-based compensation expense			481					481
Net unrealized gain on investments, net of tax						23		23
Stock donation			725		1,439			2,164
Foreign currency translation adjustment (1)						3,500	63	3,563

Balance, April 30, 2012	$262	$66	$154,987	$244,502	($110,470)	$101,445	$2,899	$393,691

	Movado Group, Inc. Shareholders’ Equity
	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance, January 31, 2011	$259	$66	$149,492	$222,685	($111,331)	$93,028	$2,280	$356,479
Net income				491			20	511
Dividends paid				(746)				(746)
Stock options exercised, net of tax	1		101		(172)			(70)
Stock-based compensation expense			414					414
Net unrealized gain on investments, net of tax						5		5
Net change in effective portion of hedging contracts, net of tax						(319)		(319)
Foreign currency translation adjustment (1)						17,487	155	17,642

Balance, April 30, 2011	$260	$66	$150,007	$222,430	($111,503)	$110,201	$2,455	$373,916

(1)	The foreign currency translation adjustments are tax-affected to the extent they relate to nonpermanent investments in foreign subsidiaries

NOTE 3 – SEGMENT INFORMATION

The Company follows accounting guidance related to disclosures about segments of an enterprise and related information. This guidance requires disclosure of segment data based on how management makes decisions about allocating resources to segments and measuring their performance.

The Company conducts its business primarily in two operating segments: Wholesale and Retail. The Company’s Wholesale segment includes the designing, manufacturing and distribution of quality watches, in addition to revenue generated from after sales service activities and shipping. The Retail segment includes the Company’s outlet stores and, until February 14, 2012, also included the Movado brand flagship store located at Rockefeller Center in New York City. Effective February 14, 2012 the Rockefeller Center store closed, as the Company was not able to renew its lease.

The Company divides its business into two major geographic locations: United States operations and International, the latter of which includes the results of all other Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s international operations are principally conducted in Europe, Asia, Canada, the Middle East, South America and the Caribbean. The Company’s international assets are substantially located in Switzerland.

Operating Segment Data for the Three Months Ended April 30, 2012 and 2011 (in thousands):

	Net Sales		Operating Income
	2012	2011	2012	2011
Wholesale	$93,511	$80,009	$7,122	$975
Retail	10,144	9,845	1,366	605

Consolidated total	$103,655	$89,854	$8,488	$1,580

	Total Assets
	April 30, 2012	January 31, 2012	April 30, 2011
Wholesale	$474,460	$487,828	$438,936
Retail	18,580	18,215	21,081

Consolidated total	$493,040	$506,043	$460,017

Geographic Location Data for the Three Months Ended April 30, 2012 and 2011 (in thousands):

	Net Sales		Operating Income
	2012	2011	2012	2011
United States	$50,914	$45,222	($5,051)	($3,867)
International	52,741	44,632	13,539	5,447

Consolidated total	$103,655	$89,854	$8,488	$1,580

United States and International net sales are net of intercompany sales of $55.1 million and $42.8 million for the three months ended April 30, 2012 and 2011, respectively.

	00000000	00000000	00000000
	Total Assets
	April 30, 2012	January 31, 2012	April 30, 2011
United States	$198,576	$213,363	$180,609
International	294,464	292,680	279,408

Consolidated total	$493,040	$506,043	$460,017

	00000000	00000000	00000000
	Long-Lived Assets
	April 30, 2012	January 31, 2012	April 30, 2011
United States	$27,425	$28,476	$29,915
International	6,142	7,814	7,727

Consolidated total	$33,567	$36,290	$37,642

NOTE 4 – INVENTORIES

Inventories consist of the following (in thousands):

	April 30, 2012	January 31, 2012	April 30, 2011
Finished goods	$101,104	$97,975	$94,661
Component parts	62,351	57,700	69,308
Work-in-process	8,586	8,005	21,916

	$172,041	$163,680	$185,885

NOTE 5 – DEBT AND LINES OF CREDIT

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

Availability under the Facility is determined by reference to a borrowing base which is based on the sum of a percentage of eligible accounts receivable and eligible inventory of the Borrowers. $10.0 million in availability is blocked unless the Borrowers have achieved for the most recently ended four fiscal quarter period a consolidated fixed charge coverage ratio of at least 1.25 to 1.0 with domestic EBITDA greater than $10.0 million. The Borrowers are not currently subject to the availability block. The availability block, if applicable, will be reduced by the amount by which the borrowing base exceeds $25.0 million, up to a maximum reduction of $5.0 million. Availability under the Facility may be further reduced by certain reserves established by the

Agent in its good faith credit judgment. The Second Amendment reduced the Lenders’ total commitment under the Loan Agreement from $55 million to $25 million and consequently availability was correspondingly reduced. As of April 30, 2012, total availability under the Facility, giving effect to an availability block of $0, no outstanding borrowings and the letters of credit outstanding under the subfacility, was $20.4 million.

The initial applicable margin for LIBOR rate loans was 4.25% and for base rate loans was 3.25%. After July 17, 2010, the applicable margins decreased or increased by 0.25% per annum from the initial applicable margins depending on whether average availability for the most recently completed fiscal quarter was either greater than $12.5 million, or was $5.0 million or less, respectively. The First Amendment reduced the applicable margins for both LIBOR rate loans and base rate loans by 1.25% and the Second Amendment further reduced the applicable margins by 0.75%. Accordingly, as of April 30, 2012 and based on current availability, the applicable margins were 2.00% and 1.00% for LIBOR and base rate loans, respectively.

After the date (the “Block Release Date”) when availability under the Facility is no longer subject to any blocked amount, if borrowing availability is less than $12.5 million, the Borrowers will be subject to a minimum fixed charge coverage ratio until such time as borrowing availability has been greater than $12.5 million for at least 90 consecutive days.

After the Block Release Date, cash dominion will be imposed if borrowing availability is less than $10.0 million and will continue until such time as borrowing availability has been greater than $10.0 million for at least 45 consecutive days. As of April 30, 2012, the Borrowers were not subject to cash dominion nor do the Borrowers expect to be subject to such a requirement in the foreseeable future.

The Loan Agreement contains additional affirmative and negative covenants binding on the Borrowers and their subsidiaries that are customary for asset based facilities, including, but not limited to, restrictions and limitations on the incurrence of debt for borrowed money and liens, dispositions of assets, capital expenditures, dividends and other payments in respect of equity interests, the making of loans and equity investments, prepayments of subordinated and certain other debt, mergers, consolidations, liquidations and dissolutions, and transactions with affiliates. The Loan Agreement permits Borrowers to pay distributions as dividends and make share repurchases up to $150.0 million (less the amount of any charitable donations made by the Company which are permitted up to an aggregate amount of $14 million) and make acquisitions up to $50.0 million, as long as Borrowers either have cash assets of at least $60.0 million with no revolver loans outstanding, or (i) the consolidated fixed charge coverage ratio is at least 1.25 to 1.00, (ii) availability is greater than $12.5 million and (iii) positive EBITDA plus repatriated cash dividends minus restricted payments are greater than $0. The Company believed that, as of April 30, 2012, it was in compliance with these financial covenants and, therefore, that it is permitted to pay dividends. The Company presently expects that it will be able to pay dividends through the remaining term of the Facility.

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

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. As of April 30, 2012 and 2011, these lines of credit totaled 10.0 million Swiss francs for both periods, with dollar equivalents of $11.0 million and $11.4 million, respectively. As of April 30, 2012 and

2011, there were no borrowings against these lines. As of April 30, 2012, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $1.9 million in various foreign currencies.

NOTE 6 – EARNINGS PER SHARE

The Company presents net income per share on a basic and diluted basis. Basic earnings per share are computed using weighted-average shares outstanding during the period. Diluted earnings per share are computed using the weighted-average number of shares outstanding adjusted for dilutive common stock equivalents.

The weighted-average number of shares outstanding for basic earnings per share was 25,109,000 and 24,873,000 for the three months ended April 30, 2012 and 2011, respectively. For the three months ended April 30, 2012 and 2011, respectively, the number of shares outstanding for diluted earnings per share was increased by 366,000 and 205,000, due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans and SERP.

For the three months ended April 30, 2012 and April 30, 2011, approximately 104,000 and 708,000 of potentially dilutive common stock equivalents, respectively, were excluded from the computation of dilutive earnings per share because their effect would have been antidilutive.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

As of April 30, 2012, one bank in the domestic bank group had issued six irrevocable standby letters of credit in connection with a trademark license agreement, retail and operating facility leases to various landlords, for the administration of the Movado boutique private-label credit card and Canadian payroll to the Royal Bank of Canada. As of April 30, 2012, the Company had outstanding letters of credit totaling $4.6 million with expiration dates through April 30, 2014.

As of April 30, 2012, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $1.9 million in various foreign currencies.

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

NOTE 8 – INCOME TAXES

The Company recorded a tax expense of $1.6 million and $0.7 million for the three months ended April 30, 2012 and 2011, respectively. The effective tax rate for the three month period ended April 30, 2012 and 2011 was 19.1% and 58.3%, respectively. The effective tax rates for both periods include the application of guidelines related to accounting for income taxes in interim periods.

The Company bases its estimate of deferred tax assets and liabilities on current tax laws and rates as well as expected future income. The realization of deferred tax assets depends on the Company’s ability to generate future income. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In the third quarter of fiscal 2010 the Company determined that is was appropriate to record a full valuation allowance against its net deferred tax assets in the United States, primarily due to the Company’s domestic loss position in recent years, although the Company believed it may ultimately utilize the underlying tax benefits within the statutory limits. Management continues to evaluate the appropriate level of allowance on all deferred tax assets considering such factors as prior earnings history, expected future earnings, carryback and carryforward period, and tax and business strategies that could potentially enhance the likelihood of realization of the deferred tax assets. Management believes it may be reasonably possible, based on expectations of future income, that its judgment regarding the appropriateness of the level of allowance on the U.S. deferred tax assets may change in the next twelve months.

NOTE 9 – DERIVATIVE FINANCIAL INSTRUMENTS

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

As of April 30, 2012, the Company’s entire net forward contracts hedging portfolio consisted of 38.0 million Swiss francs equivalent for various expiry dates ranging through October 17, 2012.

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for derivatives not designated as hedging instruments under the relevant guidance as of April 30, (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	2012 Fair Value	2011 Fair Value	Balance Sheet Location	2012 Fair Value	2011 Fair Value
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$612	$2,350	Accrued Liabilities	$8	$—

Total Derivative Instruments		$612	$2,350		$8	$—

As of April 30, 2012, the balance of deferred net losses on derivative financial instruments documented as cash flow hedges included in accumulated other comprehensive income (“AOCI”) was $1.0 million in net losses, net of tax of $1.0 million, compared to $0.5 million in net losses, net of tax of $1.0 million as of April 30, 2011. The Company’s sell through of inventory purchased in Swiss francs will primarily cause the amount in AOCI to affect cost of goods sold. The maximum length of time the Company hedges its exposure to the fluctuation in future cash flows for forecasted transactions is 24 months. For the three months ended April 30, 2012 there were no reclassifications from AOCI to earnings. For the three months ended April 30, 2011, the Company reclassified from AOCI to earnings $0.3 million of net gains, net of tax of $0.

For the three months ended April 30, 2012 and 2011, the Company recorded no charge related to its assessment of the effectiveness of its derivative hedge portfolio because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged. Changes in the contracts’ fair value due to spot-forward differences are excluded from the designated hedge relationship. The Company records these transactions in the cost of sales of the Consolidated Statements of Operations.

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

Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and the results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s most critical accounting policies have been discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012.

As of April 30, 2012, there have been no material changes to any of the critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012.

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

The Company also announced that on March 29, 2012 the Board of Directors approved the payment of a special cash dividend of $0.50 for each share of the Company’s outstanding common stock and class A common stock. This dividend was paid on May 15, 2012 to all shareholders of record on April 30, 2012.

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

As of March 23, 2012, the Company donated $3.0 million to the Movado Group Foundation which consisted of shares of the Company’s common stock of $2.2 million, which were issued out of treasury stock, and $0.8 million in cash.

Overview

The Company conducts its business primarily in two operating segments: Wholesale and Retail. The Company’s Wholesale segment includes the designing, manufacturing and distribution of quality watches. The Retail segment includes the Company’s outlet stores and, until February 14, 2012, also included the Movado brand flagship store located at Rockefeller Center in New York City. Effective February 14, 2012 the Rockefeller Center store closed, as the Company was not able to renew its lease. The Company also operates in two major geographic locations: United States operations and International, the latter of which includes the results of all other Company operations.

The Company divides its watch business into distinct categories. The luxury category consists of the Ebel® and Concord® brands. The accessible luxury category consists of the Movado® and ESQ® by Movado brands. The licensed brands category represents brands distributed under license agreements and includes Coach®, HUGO BOSS®, Juicy Couture®, Lacoste® and Tommy Hilfiger®. Movado Group, Inc. also plans to launch a collection of SCUDERIA FERRARI® watches beginning in fiscal 2014.

Results of operations for the three months ended April 30, 2012 as compared to the three months ended April 30, 2011

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Three Months Ended April 30,
	2012	2011
Wholesale:
United States	$40,770	$35,377
International	52,741	44,632

Total Wholesale	93,511	80,009

Retail	10,144	9,845

Net Sales	$103,655	$89,854

Net sales for the three months ended April 30, 2012 were $103.7 million, above prior year by $13.8 million or 15.4%. For the period ended April 30, 2012, fluctuations in foreign currency exchange rates unfavorably impacted net sales by $1.1 million when compared to the prior year period.

Net sales for the three months ended April 30, 2012 in the wholesale segment were $93.5 million, above the prior year period by $13.5 million or 16.9%. The increase in net sales was driven by growth in both the United States and International locations of the wholesale segment.

Net sales for the three months ended April 30, 2012 in the United States location of the wholesale segment were $40.8 million, above the prior year period by $5.4 million or 15.2%, driven by sales increases in both the licensed and accessible luxury brand categories. Net sales in the accessible luxury category were above prior year by $3.4 million, or 16.1%, which in the current year period included a $1.8 million sales reserve for anticipated returns of older ESQ by Movado watch styles pursuant to the Company’s new strategy to minimize non-go forward inventory and maximize go-forward inventory at the retail level. The increase in sales in the accessible luxury category was primarily due to strong sell-through in the Company’s distribution channels, higher sales of the Movado BOLD collection and continued focus and investment in marketing and advertising. Net sales in the licensed brand category were above the prior year period by $2.6 million, or 23.1%, primarily due to increased demand driven by innovative product designs and key price points that are resonating well with customers. These sales increases were partially offset by lower net sales in the luxury category of $0.2 million when compared to the prior year period.

Net sales for the three months ended April 30, 2012 in the International location of the wholesale segment were $52.7 million, above the prior year period by $8.1 million or 18.2%, driven by sales increases in the licensed brand category, partially offset by a sales decrease in the luxury and accessible luxury brand categories. Net sales in the licensed brand category were above the prior year period by $9.5 million, or 32.8%, primarily due to continued growth in existing markets resulting from higher demand, as well as new market expansion. Net sales in the luxury category were below the prior year period by $0.9 million, or 15.5% primarily due to the category being less promotional when compared to the prior year period. Net sales in the accessible luxury category were below the prior year period by $0.6 million, or 8.3%, primarily driven by lower sales in South America and Canada. For the three months ended April 30, 2012, fluctuations in foreign currency exchange rates unfavorably impacted net sales by $1.1 million when compared to the prior year period.

Net sales for the three months ended April 30, 2012 in the retail segment were $10.1 million, above the prior year period by $0.3 million or 3.0%. As of April 30, 2012 and 2011, the Company operated 33 outlet stores.

Gross Profit. Gross profit for the three months ended April 30, 2012 was $59.0 million or 56.9% of net sales as compared to $48.6 million or 54.1% of net sales for the three months ended April 30, 2011. The increase in gross profit of $10.4 million was primarily due to higher net sales and, to a lesser extent, the higher gross margin percentage achieved. The gross margin percentage for the three months ended April 30, 2012 was favorably impacted by approximately 190 basis points related to a shift in channel and product mix and 130 basis points resulting from leverage gained on certain fixed costs due to the increase in sales volume year-over-year. When compared to the prior year, the gross margin for the three months ended April 30, 2012 was unfavorably impacted by approximately 40 basis points due to fluctuations in foreign currency exchange rates.

Selling, General and Administrative (“SG&A”). SG&A expenses for the three months ended April 30, 2012 were $50.5 million, representing an increase above the prior year period of $3.5 million or 7.4%. The increase in SG&A expense included higher compensation and benefit expense of $2.8 million during the current year period resulting from salary increases, certain employee benefits and performance-based compensation. Additionally, higher marketing expense of $1.1 million was recorded during the current year period resulting from the Company’s decision to continue investment in this area to drive sales growth. The effect of fluctuations in foreign currency exchange rates favorably impacted SG&A expenses for the three months ended April 30, 2012 by $0.4 million, which was the result of lower transactional losses recorded year-over-year related to foreign denominated assets held in strengthening currencies.

Wholesale Operating Income. Operating income of $7.1 million and $1.0 million was recorded in the wholesale segment for the three months ended April 30, 2012 and 2011, respectively. The $6.1 million increase in operating income was the net result of an increase in gross profit of $9.7 million, partially offset by an increase in SG&A expenses of $3.6 million. The increase in gross profit of $9.7 million was primarily due to higher net sales and, to a lesser extent, the higher gross margin percentage achieved. The increase in SG&A expense included higher compensation and benefit expense of $2.8 million during the current year period resulting from salary increases, certain employee benefits and performance-based compensation. Additionally, higher marketing expense of $1.1 million was recorded during the current year period resulting from the Company’s decision to continue investment in this area to drive sales growth. The effect of fluctuations in foreign currency exchange rates favorably impacted SG&A expenses for the three months ended April 30, 2012 by $0.4 million, which was the result of lower transactional losses recorded year-over-year related to foreign denominated assets held in strengthening currencies.

Retail Operating Income. Operating income of $1.4 million and $0.6 million was recorded in the retail segment for the three months ended April 30, 2012 and 2011, respectively. The $0.8 million increase in operating income was the net result of an increase in gross profit of $0.7 million and a slight decrease in SG&A expenses. The increase in gross profit of $0.7 million was primarily attributed to higher gross margin percentage achieved and, to a lesser extent, an increase in sales volume year-over-year.

Interest Expense. Interest expense for the three months ended April 30, 2012 and 2011 was $0.1 million and $0.4 million, respectively, which primarily consisted of the amortization of deferred financing costs.

Interest Income. Interest income for both the three months ended April 30, 2012 and 2011 was immaterial.

Income Taxes. The Company recorded a tax expense of $1.6 million and $0.7 million for the three months ended April 30, 2012 and 2011, respectively. The effective tax rate for the three month period ended April 30, 2012 was 19.1%. The effective tax rate for the three month period ended April 30, 2011 was 58.3%. The effective tax rates for both periods include the application of guidelines related to accounting for income taxes in interim periods.

Net Income Attributed to Movado Group, Inc. For the three months ended April 30, 2012, the Company recorded net income of $6.6 million, compared to a net income of $0.5 million recorded for the three months ended April 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2012 and April 30, 2011 the Company had $158.8 million and $109.3 million of cash and cash equivalents, $113.7 million and $86.9 million of which consisted of cash and cash equivalents at the Company’s foreign subsidiaries, respectively. The majority of the foreign cash balances are associated with earnings that the Company has asserted are permanently reinvested, and which are required to support continued growth outside the U.S. through funding of capital expenditures, operating expenses and similar cash needs of the foreign operations. The Company intends to repatriate certain excess cash balances in Hong Kong and Switzerland, and has provided tax accordingly.

Cash used in operating activities was $24.4 million for three months ended April 30, 2012 compared to cash provided by operations of $3.6 million for the three months ended April 30, 2011. The $24.4 million of cash used in operating activities for the fiscal 2013 period was primarily due to the change in working capital of $34.5 million offset by net income for the period of $6.8 million and favorable non-cash items of $3.6 million. The change in working capital of $34.5 million was primarily due to the pay down of liabilities and an increase in inventory. The $3.6 million of cash provided by operating activities for the fiscal 2012 period was the result of net income for the period of $0.5 million and favorable non-cash items of $3.5 million.

Cash used in investing activities amounted to $0.8 million for the three months ended April 30, 2012 and $1.6 million for the three months ended April 30, 2011. The cash used during both periods consisted of capital expenditures which included integration of computer hardware and software, as well as spending for tooling and design.

Cash used in financing activities amounted to $0.8 million for both the three months ended April 30, 2012 and 2011, respectively, primarily to pay dividends. Cash used in financing activities for both the three months ended April 30, 2012 and 2011, was primarily to pay dividends. Cash used in financing activities for the three months ended April 30, 2012 was slightly offset by the result of stock option exercises for the quarter.

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

Availability under the Facility is determined by reference to a borrowing base which is based on the sum of a percentage of eligible accounts receivable and eligible inventory of the Borrowers. $10.0 million in availability is blocked unless the Borrowers have achieved for the most recently ended four fiscal quarter period a consolidated fixed charge coverage ratio of at least 1.25 to 1.0 with domestic EBITDA greater than $10.0 million. The Borrowers are not currently subject to the availability block. The availability block, if applicable, will be reduced by the amount by which the borrowing base exceeds $25.0 million, up to a maximum reduction of $5.0 million. Availability under the Facility may be further reduced by certain reserves established by the Agent in its good faith credit judgment. The Second Amendment reduced the Lenders’ total commitment under the Loan Agreement from $55 million to $25 million and consequently availability was correspondingly reduced. As of April 30, 2012, total availability under the Facility, giving effect to an availability block of $0, no outstanding borrowings and the letters of credit outstanding under the subfacility, was $20.4 million.

The initial applicable margin for LIBOR rate loans was 4.25% and for base rate loans was 3.25%. After July 17, 2010, the applicable margins decreased or increased by 0.25% per annum from the initial applicable margins depending on whether average availability for the most recently completed fiscal quarter was either greater than $12.5 million, or was $5.0 million or less, respectively. The First Amendment reduced the applicable margins for both LIBOR rate loans and base rate loans by 1.25% and the Second Amendment further reduced the applicable margins by 0.75%. Accordingly, as of April 30, 2012 and based on current availability, the applicable margins were 2.00% and 1.00% for LIBOR and base rate loans, respectively.

After the date (the “Block Release Date”) when availability under the Facility is no longer subject to any blocked amount, if borrowing availability is less than $12.5 million, the Borrowers will be subject to a minimum fixed charge coverage ratio until such time as borrowing availability has been greater than $12.5 million for at least 90 consecutive days.

After the Block Release Date, cash dominion will be imposed if borrowing availability is less than $10.0 million and will continue until such time as borrowing availability has been greater than $10.0 million for at least 45 consecutive days. As of April 30, 2012, the Borrowers were not subject to cash dominion nor do the Borrowers expect to be subject to such a requirement in the foreseeable future.

The Loan Agreement contains additional affirmative and negative covenants binding on the Borrowers and their subsidiaries that are customary for asset based facilities, including, but not limited to, restrictions and limitations on the incurrence of debt for borrowed money and liens, dispositions of assets, capital expenditures, dividends and other payments in respect of equity interests, the making of loans and equity investments, prepayments of subordinated and certain other debt, mergers, consolidations, liquidations and dissolutions, and transactions with affiliates. The Loan Agreement permits Borrowers to pay distributions as dividends and make share repurchases up to $150.0 million (less the amount of any charitable donations made by the Company which are permitted up to an aggregate amount of $14 million) and make acquisitions up to $50.0 million, as long as Borrowers either have cash assets of at least $60.0 million with no revolver loans outstanding, or (i) the consolidated fixed charge coverage ratio is at least 1.25 to 1.00, (ii) availability is greater than $12.5 million and (iii) positive EBITDA plus repatriated cash dividends minus restricted payments are greater than $0. The Company believed that, as of April 30, 2012, it was in compliance with these financial covenants and, therefore, that it is permitted to pay dividends. The Company presently expects that it will be able to pay dividends through the remaining term of the Facility.

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

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. As of April 30, 2012 and 2011, these lines of credit totaled 10.0 million Swiss francs for both periods, with dollar equivalents of $11.0 million and $11.4 million, respectively. As of April 30, 2012 and 2011, there were no borrowings against these lines. As of April 30, 2012, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $1.9 million in various foreign currencies.

The Company paid dividends of $0.05 per share or approximately $1.2 million compared to $0.03 per share or approximately $0.7 million for the three months ended April 30, 2012 and 2011, respectively. The Company also declared a special cash dividend of $0.50 per share or approximately $12.6 million, which was paid on May 15, 2012 to all shareholders of record on April 30, 2012.

On April 15, 2008, the Board authorized a program to repurchase up to one million shares of the Company’s common stock. Under this authorization, the Company has the option to repurchase shares over time, with the amount and timing of repurchases depending on market conditions and corporate needs. The Company entered into a Rule 10b5-1 plan to facilitate repurchases of its shares under this authorization. A Rule 10b5-1 plan permits a company to repurchase shares at times when it might otherwise be prevented from doing so, provided the plan is adopted when the company is not aware of material non-public information. The Company may suspend or discontinue the repurchase of stock at any time. Under this share repurchase program, the Company had repurchased a total of 937,360 shares of common stock in the open market during the first and second quarters of fiscal 2009 at a total cost of approximately $19.5 million or $20.79 average per share. During the three months ended April 30, 2012, the Company did not repurchase shares of common stock under this program.

Cash at April 30, 2012 amounted to $158.8 million compared to $109.3 million at April 30, 2011. The increase in cash is primarily the result of cash provided by operations.

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

As of April 30, 2012, the Company’s entire net forward contracts hedging portfolio consisted of 38.0 million Swiss francs equivalent for various expiry dates ranging through October 17, 2012 compared to a portfolio of 32.0 million Swiss francs equivalent for various expiry dates ranging through October 21, 2011 as of April 30, 2011. If the Company were to settle its Swiss franc forward contracts at April 30, 2012, the net result would be a gain of $0.4 million, net of tax of $0.2 million. The Company had no Swiss franc option contracts related to cash flow hedges as of April 30, 2012 and 2011, respectively.

The Board authorized the hedging of the Company’s Swiss franc denominated investment in its wholly-owned Swiss subsidiaries using purchase options under certain limitations. These hedges are treated as net investment hedges under the relevant accounting guidance regarding derivative instruments. As of April 30, 2012 and 2011, the Company did not hold a purchased option hedge portfolio related to net investment hedging.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under its hedging program, the Company can purchase various commodity derivative instruments, primarily future contracts. These derivatives are documented as qualified cash flow hedges, and gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. The Company did not hold any future contracts in its gold hedge portfolio related to cash flow hedges as of April 30, 2012 and 2011, thus any changes in the gold price will have an equal effect on the Company’s cost of sales.

Debt and Interest Rate Risk

The Company has the capability to have certain debt obligations with variable interest rates, which are based on LIBOR plus a fixed additional interest rate. The Company does not hedge these interest rate risks. As of April 30, 2012, the Company had no outstanding debt. For additional information concerning potential changes to future interest obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended April 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of April 30, 2012, there have been no material changes to any of the risk factors previously reported in the Annual Report on Form 10-K for the fiscal year ended January 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On April 15, 2008, the Board of Directors authorized repurchase up to one million shares of the Company’s Common Stock. Under this authorization, the Company has the option to repurchase shares over time, with the amount and timing of repurchases depending on market conditions and corporate needs. The Company entered into a Rule 10b5-1 plan to facilitate repurchases of its shares under this authorization. A Rule 10b5-1 plan permits a company to repurchase shares at times when it might otherwise be prevented from doing so, provided the plan is adopted when the company is not aware of material non-public information. The Company may suspend or discontinue the repurchase of stock at any time. Under this share repurchase program, the Company had repurchased a total of 937,360 shares of Common Stock in the open market during the first and second quarters of fiscal year 2009 at a total cost of approximately $19.5 million or $20.79 per share. During the three months ended April 30, 2012, the Company has not repurchased shares of Common Stock under this program.

There were no shares repurchased during the three months ended April 30, 2012 as a result of the surrender of shares in connection with the vesting of certain restricted stock awards or stock options. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

The following table summarizes information about the Company’s purchases for the period ended April 30, 2012 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934:

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2012—February 29, 2012	—	$—	—	62,640
March 1, 2012—March 31, 2012	—	$—	—	62,640
April 1, 2012—April 30, 2012	—	$—	—	62,640

Total	—	$—	—	62,640

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	101.INS XBRL Instance Document*
101.SCH XBRL Schema Document*
101.CAL XBRL Calculation Linkbase Document*
101.LAB XBRL Labels Linkbase Document*
101.PRE XBRL Presentation Linkbase Document*
101.DEF XBRL Definition Linkbase Document*

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

MOVADO GROUP, INC.
(Registrant)

Dated: May 31, 2012	By:	/s/ Sallie A. DeMarsilis
Sallie A. DeMarsilis
Senior Vice President,
Chief Financial Officer and Principal Accounting Officer