Form 10-Q
period 2012-07-31
MOVADO GROUP INC
filed 2012-08-28
CIK 72573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2012

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

The number of shares outstanding of the registrant’s common stock and class A common stock as of August 21, 2012 were 18,519,769 and 6,632,967, respectively.

MOVADO GROUP, INC.

Index to Quarterly Report on Form 10-Q

July 31, 2012

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	July 31, 2012	January 31, 2012	July 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$156,338	$182,201	$128,781
Trade receivables	59,714	61,235	69,672
Inventories	170,414	163,680	196,611
Other current assets	22,634	25,516	32,461

Total current assets	409,100	432,632	427,525

Property, plant and equipment, net	32,333	36,290	37,308
Deferred income taxes	14,529	14,959	8,279
Other non-current assets	23,512	22,162	22,861

Total assets	$479,474	$506,043	$495,973

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$24,364	$33,814	$23,109
Accrued liabilities	41,302	51,564	42,809
Deferred and current income taxes payable	3,438	1,015	456

Total current liabilities	69,104	86,393	66,374
Deferred and non-current income taxes payable	7,438	7,291	7,169
Other non-current liabilities	19,447	18,285	18,362

Total liabilities	95,989	111,969	91,905

Commitments and contingencies (Note 8)

Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 26,196,176; 26,124,281 and 25,990,969 shares issued, respectively	262	261	260
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,632,967; 6,632,967 and 6,633,747 shares issued and outstanding, respectively	66	66	66
Capital in excess of par value	155,960	153,331	150,745
Retained earnings	251,303	251,695	226,093
Accumulated other comprehensive income	83,751	97,922	135,985
Treasury Stock, 7,676,407; 7,776,407 and 7,757,064 shares, respectively, at cost	(110,471)	(111,909)	(111,539)

Total Movado Group, Inc. shareholders’ equity	380,871	391,366	401,610
Noncontrolling interests	2,614	2,708	2,458

Total equity	383,485	394,074	404,068

Total liabilities and equity	$479,474	$506,043	$495,973

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Net sales	$118,027	$113,231	$221,682	$203,085
Cost of sales	52,269	52,285	96,899	93,516

Gross profit	65,758	60,946	124,783	109,569
Selling, general and administrative	55,009	55,932	105,546	102,975

Operating income	10,749	5,014	19,237	6,594
Other income (Note 11)	—	747	—	747
Interest expense	(73)	(315)	(218)	(698)
Interest income	2	17	18	46

Income before income taxes	10,678	5,463	19,037	6,689
Provision for income taxes (Note 9)	2,524	875	4,122	1,590

Net Income	8,154	4,588	14,915	5,099
Less: Net income attributed to noncontrolling interests	96	180	224	200

Net income attributed to Movado Group, Inc.	$8,058	$4,408	$14,691	$4,899

Basic income per share:
Weighted basic average shares outstanding	25,198	24,913	25,154	24,894
Net income per share attributed to Movado Group, Inc.	$0.32	$0.18	$0.58	$0.20

Diluted income per share:
Weighted diluted average shares outstanding	25,506	25,185	25,450	25,140
Net income per share attributed to Movado Group, Inc.	$0.32	$0.18	$0.58	$0.19

Dividends declared per share	$0.05	$0.03	$0.60	$0.06

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) / INCOME

(In thousands)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Comprehensive (loss) / income, net of taxes:
Net income	$8,154	$4,588	$14,915	$5,099
Net unrealized (loss) / gain on investments	(47)	24	(24)	29
Net change in effective portion of hedging contracts	—	(319)	—	(638)
Foreign currency translation adjustments	(17,794)	26,029	(14,231)	43,671

Comprehensive (loss) / income	(9,687)	30,322	660	48,161
Less: Comprehensive (loss) / income attributable to noncontrolling interests	(51)	130	140	305

Total comprehensive (loss) / income attributable to Movado Group, Inc.	($9,636)	$30,192	$520	$47,856

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended July 31,
	2012	2011
Cash flows from operating activities:
Net income	$14,915	$5,099
Adjustments to reconcile net income to net cash (used in) / provided by operating activities:
Depreciation and amortization	5,692	5,900
Deferred income taxes	635	119
Stock-based compensation	1,245	851
Gain on sale of an asset held for sale	—	(747)

Changes in assets and liabilities:
Trade receivables	509	(6,988)
Inventories	(12,314)	4,561
Other current assets	1,519	4,211
Accounts payable	(8,066)	(437)
Accrued liabilities	(8,179)	557
Current income taxes payable	2,430	(892)
Other non-current assets	(1,655)	(349)
Other non-current liabilities	1,178	490

Net cash (used in) / provided by operating activities from continuing operations	(2,091)	12,375
Net cash (used in) operating activities from discontinued operations	(2)	(20)

Net cash (used in) / provided by operating activities	(2,093)	12,355

Cash flows from investing activities:
Capital expenditures	(2,446)	(3,184)
Trademarks	(110)	(91)
Proceeds from sale of an asset held for sale	—	1,165

Net cash (used in) investing activities from continuing operations	(2,556)	(2,110)
Net cash (used in) investing activities from discontinued operations	—	—

Net cash (used in) investing activities	(2,556)	(2,110)

Cash flows from financing activities:
Stock options exercised and other changes	658	194
Distribution of noncontrolling interest earnings	(234)	(127)
Dividends paid	(15,083)	(1,491)

Net cash (used in) financing activities from continuing operations	(14,659)	(1,424)
Net cash (used in) financing activities from discontinued operations	—	—

Net cash (used in) financing activities	(14,659)	(1,424)

Effect of exchange rate changes on cash and cash equivalents	(6,555)	16,944

Net (decrease) / increase in cash and cash equivalents	(25,863)	25,765
Cash and cash equivalents at beginning of period	182,201	103,016

Cash and cash equivalents at end of period	$156,338	$128,781

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Movado Group, Inc. (the “Company”) in a manner consistent with that used in the preparation of the consolidated financial statements included in the Company’s fiscal 2012 Annual Report filed on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial position and results of operations for the periods presented. The consolidated balance sheet data for January 31, 2012 is derived from the audited financial statements, which are included in the Company’s Annual Report on Form 10-K. These consolidated financial statements should be read in conjunction with the aforementioned Annual Report. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

NOTE 1 – RECLASSIFICATIONS

Certain reclassifications were made to prior year’s financial statement amounts and related note disclosures to conform to the fiscal 2013 presentation. In fiscal 2012, certain liabilities were reclassified from accrued liabilities to accounts payable to conform to fiscal 2013 presentation.

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of July 31, 2012 (in thousands):

	Fair Value at July 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$215	$—	$—	$215
SERP assets - employer	876	—	—	876
SERP assets - employee	16,177	—	—	16,177
Hedge derivatives	—	25	—	25

Total	$17,268	$25	$—	$17,293

Liabilities:
SERP liabilities - employee	$16,177	$—	$—	$16,177
Hedge derivatives	—	1,820	—	1,820

	$16,177	$1,820	$—	$17,997

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

NOTE 3 – EQUITY

The components of equity for the six months ended July 31, 2012 and 2011 are as follows (in thousands):

	Movado Group, Inc. Shareholders’ Equity
	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance, January 31, 2012	$261	$66	$153,331	$251,695	($111,909)	$97,922	$2,708	$394,074
Net income				14,691			224	14,915
Dividends paid				(15,083)				(15,083)
Distribution of noncontrolling interest earnings							(234)	(234)
Stock options exercised, net of tax	1		551		(1)			551
Stock-based compensation expense			1,245					1,245
Supplemental executive retirement plan			108					108
Stock donation			725		1,439			2,164
Net unrealized loss on investments, net of tax						(24)		(24)
Foreign currency translation adjustment (1)						(14,147)	(84)	(14,231)

Balance, July 31, 2012	$262	$66	$155,960	$251,303	($110,471)	$83,751	$2,614	$383,485

	Movado Group, Inc. Shareholders’ Equity
	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance, January 31, 2011	$259	$66	$149,492	$222,685	($111,331)	$93,028	$2,280	$356,479
Net income				4,899			200	5,099
Dividends paid				(1,491)				(1,491)
Distribution of noncontrolling interest earnings							(127)	(127)
Stock options exercised, net of tax	1		363		(208)			156
Stock-based compensation expense			851					851
Supplemental executive retirement plan			39					39
Net unrealized gain on investments, net of tax						29		29
Net change in effective portion of hedging contracts, net of tax						(638)		(638)
Foreign currency translation adjustment (1)						43,566	105	43,671

Balance, July 31, 2011	$260	$66	$150,745	$226,093	($111,539)	$135,985	$2,458	$404,068

(1)	The foreign currency translation adjustments are tax-affected to the extent they relate to nonpermanent investments in foreign subsidiaries.

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

Operating Segment Data for the Three Months Ended July 31, 2012 and 2011 (in thousands):

	Net Sales		Operating Income
	2012	2011	2012	2011
Wholesale	$104,460	$99,321	$7,786	$2,730
Retail	13,567	13,910	2,963	2,284

Consolidated total	$118,027	$113,231	$10,749	$5,014

Operating Segment Data for the Six Months Ended July 31, 2012 and 2011 (in thousands):

	Net Sales		Operating Income
	2012	2011	2012	2011
Wholesale	$197,972	$179,330	$14,909	$3,705
Retail	23,710	23,755	4,328	2,889

Consolidated total	$221,682	$203,085	$19,237	$6,594

	Total Assets
	July 31, 2012	January 31, 2012	July 31, 2011
Wholesale	$461,363	$487,828	$475,979
Retail	18,111	18,215	19,994

Consolidated total	$479,474	$506,043	$495,973

Geographic Segment Data for the Three Months Ended July 31, 2012 and 2011 (in thousands):

	Net Sales		Operating (Loss) / Income
	2012	2011	2012	2011
United States	$59,887	$54,874	($2,451)	($4,774)
International	58,140	58,357	13,200	9,788

Consolidated total	$118,027	$113,231	$10,749	$5,014

United States and International net sales are net of intercompany sales of $63.2 million and $47.9 million for the three months ended July 31, 2012 and 2011, respectively.

Geographic Segment Data for the Six Months Ended July 31, 2012 and 2011 (in thousands):

	Net Sales		Operating (Loss) / Income
	2012	2011	2012	2011
United States	$110,801	$100,096	($7,502)	($8,651)
International	110,881	102,989	26,739	15,245

Consolidated total	$221,682	$203,085	$19,237	$6,594

United States and International net sales are net of intercompany sales of $118.3 million and $90.6 million for the six months ended July 31, 2012 and 2011, respectively.

	Total Assets
	July 31, 2012	January 31, 2012	July 31, 2011
United States	$196,256	$213,363	$185,174
International	283,218	292,680	310,799

Consolidated total	$479,474	$506,043	$495,973

	Long-Lived Assets
	July 31, 2012	January 31, 2012	July 31, 2011
United States	$26,477	$28,476	$29,076
International	5,856	7,814	8,232

Consolidated total	$32,333	$36,290	$37,308

NOTE 5 – INVENTORIES

Inventories consist of the following (in thousands):

	July 31, 2012	January 31, 2012	July 31, 2011
Finished goods	$105,167	$97,975	$101,543
Component parts	57,050	57,700	79,995
Work-in-process	8,197	8,005	15,073

	$170,414	$163,680	$196,611

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

Availability under the Facility is determined by reference to a borrowing base which is based on the sum of a percentage of eligible accounts receivable and eligible inventory of the Borrowers. $10.0 million in availability is blocked unless the Borrowers have achieved for the most recently ended four fiscal quarter period a consolidated fixed charge coverage ratio of at least 1.25 to 1.0 with domestic EBITDA greater than $10.0 million. The Borrowers are not currently subject to the availability block. The availability block, if applicable, will be reduced by the amount by which the borrowing base exceeds $25.0 million, up to a maximum reduction of $5.0 million. Availability under the Facility may be further reduced by certain reserves established by the Agent in its good faith credit judgment. The Second Amendment reduced the Lenders’ total commitment under the Loan Agreement from $55.0 million to $25.0 million and consequently availability was correspondingly reduced. As of July 31, 2012, total availability under the Facility, giving effect to an availability block of $0, no outstanding borrowings and the letters of credit outstanding under the subfacility, was $20.7 million.

The initial applicable margin for LIBOR rate loans was 4.25% and for base rate loans was 3.25%. After July 17, 2010, the applicable margins decreased or increased by 0.25% per annum from the initial applicable margins depending on whether average availability for the most recently completed fiscal quarter was either greater than $12.5 million, or was $5.0 million or less, respectively. The First Amendment reduced the applicable margins for both LIBOR rate loans and base rate loans by 1.25% and the Second Amendment further reduced the applicable margins by 0.75%. Accordingly, as of July 31, 2012 and based on current availability, the applicable margins were 2.00% and 1.00% for LIBOR and base rate loans, respectively.

After the date (the “Block Release Date”) when availability under the Facility is no longer subject to any blocked amount, if borrowing availability is less than $12.5 million, the Borrowers will be subject to a minimum fixed charge coverage ratio until such time as borrowing availability has been greater than $12.5 million for at least 90 consecutive days.

After the Block Release Date, cash dominion will be imposed if borrowing availability is less than $10.0 million and will continue until such time as borrowing availability has been greater than $10.0 million for at least 45 consecutive days. As of July 31, 2012, the Borrowers were not subject to cash dominion nor do the Borrowers expect to be subject to such a requirement in the foreseeable future.

The Loan Agreement contains additional affirmative and negative covenants binding on the Borrowers and their subsidiaries that are customary for asset based facilities, including, but not limited to, restrictions and limitations on the incurrence of debt for borrowed money and liens, dispositions of assets, capital expenditures, dividends and other payments in respect of equity interests, the making of loans and equity investments, prepayments of subordinated and certain other debt, mergers, consolidations, liquidations and dissolutions, and transactions with affiliates. The Loan Agreement permits Borrowers to pay distributions as dividends and make share repurchases up to $150.0 million (less the amount of any charitable donations made by the Company which are permitted up to an aggregate amount of $14 million) and make acquisitions up to $50.0 million, as long as Borrowers either have cash assets of at least $60.0 million with no revolver loans outstanding, or (i) the consolidated fixed charge coverage ratio is at least 1.25 to 1.00, (ii) availability is greater than $12.5 million and (iii) positive EBITDA plus repatriated cash dividends minus restricted payments are greater than $0. The Company believed that, as of July 31, 2012, it was in compliance with these financial covenants and, therefore, that it is permitted to pay dividends. The Company presently expects that it will be able to pay dividends through the remaining term of the Facility.

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

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. As of July 31, 2012 and 2011, these lines of credit totaled 10.0 million Swiss francs for both periods, with dollar equivalents of $10.2 million and $12.7 million, respectively. As of July 31, 2012 and 2011, there were no borrowings against these lines. As of July 31, 2012, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $2.1 million in various foreign currencies.

NOTE 7 – EARNINGS PER SHARE

The Company presents net income per share on a basic and diluted basis. Basic earnings per share are computed using weighted-average shares outstanding during the period. Diluted earnings per share are computed using the weighted-average number of shares outstanding adjusted for dilutive common stock equivalents.

The weighted-average number of shares outstanding for basic earnings per share was 25,198,000 and 24,913,000 for the three months ended July 31, 2012 and 2011, respectively. For the three months ended July 31, 2012 and 2011, respectively, the number of shares outstanding for diluted earnings per share was increased by 308,000 and 272,000, due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans.

For the three months ended July 31, 2012 and July 31, 2011, approximately 293,000 and 560,000 of potentially dilutive common stock equivalents, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

The weighted-average number of shares outstanding for basic earnings per share was 25,154,000 and 24,894,000 for the six months ended July 31, 2012 and 2011, respectively. For the six months ended July 31, 2012 and 2011, respectively, the number of shares outstanding for diluted earnings per share was increased by 296,000 and 246,000, due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans.

For the six months ended July 31, 2012 and July 31, 2011, approximately 287,000 and 629,000 of potentially dilutive common stock equivalents, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

As of July 31, 2012, one bank in the domestic bank group had issued five irrevocable standby letters of credit in connection with a trademark license agreement, retail and operating facility leases to various landlords, for the administration of the Movado boutique private-label credit card and Canadian payroll to the Royal Bank of Canada. As of July 31, 2012, the Company had outstanding letters of credit totaling $4.4 million with expiration dates through April 30, 2014.

As of July 31, 2012, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $2.1 million in various foreign currencies.

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

NOTE 9 – INCOME TAXES

The Company recorded a tax expense of $2.5 million and a tax expense of $0.9 million for the three months ended July 31, 2012 and 2011, respectively. The effective tax rate for the three month period ended July 31, 2012 was 23.6%. The effective tax rate for the three month period ended July 31, 2011 was 16.0%.

The Company recorded a tax expense of $4.1 million and a tax expense of $1.6 million for the six months ended July 31, 2012 and 2011, respectively. The effective tax rate for the six month period ended July 31, 2012 was 21.7%. The effective tax rate for the six month period ended July 31, 2011 was 23.8%.

All periods include the effects of changes to the valuation allowances on net deferred tax assets and the application of accounting for income taxes in interim periods. The fluctuation in the effective tax rate for the three months and six months ended July 31, 2012, is also due to a shift in the mix of global pre-tax financial results as well as a $0.5 million discrete expense recorded in the current year for a contingent exposure relative to a recent foreign tax audit.

The Company bases its estimate of deferred tax assets and liabilities on current tax laws and rates as well as expected future income. The realization of deferred tax assets depends on the Company’s ability to generate future income. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In the third quarter of fiscal 2010 the Company determined that it was appropriate to record a full valuation allowance against its net deferred tax assets in the United States, primarily due to the Company’s domestic loss position in recent years, although the Company believes it may ultimately utilize the underlying tax benefits within the statutory limits. Management continues to evaluate the appropriate level of allowance on all deferred tax assets considering such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax and business strategies that could potentially enhance the likelihood of realization of the deferred tax assets. Management believes it may be reasonably possible, based on expectations of future income that its judgment regarding the appropriateness of the level of allowance on the U.S. deferred tax assets may change in the next twelve months.

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company accounts for its derivative financial instruments in accordance with guidance which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. A significant portion of the Company’s purchases are denominated in Swiss francs. The Company reduces its exposure to the Swiss franc exchange rate risk through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. In the event these exposures do not offset, the Company uses various derivative financial instruments to further reduce the net exposures to currency fluctuations, predominately forward and option contracts. When entered into, the Company designates and documents these derivative instruments as a cash flow hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. Changes in the fair value of a derivative that is designated and documented as a cash flow hedge and is highly effective, are recorded in other comprehensive income until the underlying transaction affects earnings, and then are later reclassified into earnings in the same account as the hedged transaction. The Company formally assesses, both at the inception and at each financial quarter thereafter, the effectiveness of the derivative instrument hedging the underlying forecasted cash flow transaction. Any ineffectiveness related to the derivative financial instruments’ change in fair value will be recognized in the Statements of Operations in the period in which the ineffectiveness was calculated.

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

As of July 31, 2012, the Company’s entire net forward contracts hedging portfolio consisted of 38.0 million Swiss francs equivalent with various expiry dates ranging through January 18, 2013.

As of July 31, 2011, the Company’s entire commodity futures contracts hedging portfolio consisted of approximately 4,400 ounces of gold equivalent with various expiry dates ranging through November 30, 2011.

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for derivatives as of July 31, 2012 and 2011 (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	2012 Fair Value	2011 Fair Value	Balance Sheet Location	2012 Fair Value	2011 Fair Value
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$25	$2,978	Accrued Liabilities	$1,820	$—
Commodity Future Contracts	Other Current Assets	—	—	Accrued Liabilities	—	431

Total Derivative Instruments		$25	$2,978		$1,820	$431

As of July 31, 2012, the balance of deferred net gains on derivative financial instruments documented as cash flow hedges included in accumulated other comprehensive income (“AOCI”) was $1.0 million in net losses, net of tax of $1.0 million, compared to $0.8 million in net losses, net of tax of $1.0 million as of July 31, 2011. The Company’s sell through of inventory purchased in Swiss francs will primarily cause the amount in AOCI to affect cost of goods sold. The maximum length of time the Company hedges its exposure to the fluctuation in future cash flows for forecasted transactions is 24 months. For the three and six months ended July 31, 2012 there were no reclassifications from AOCI to earnings. For the three months ended July 31, 2011, the Company reclassified from AOCI to earnings $0.3 million of net gains, net of tax of $0. For the six months ended July 31, 2011 the Company reclassified from AOCI to earnings $0.6 million of net gains, net of tax of $0.

During the three and six months ended July 31, 2012 and 2011, the Company recorded no charge related to its assessment of the effectiveness of its derivative hedge portfolio because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged. Changes in the contracts’ fair value due to spot-forward differences are excluded from the designated hedge relationship. The Company records these transactions in the cost of sales of the Consolidated Statements of Operations.

NOTE 11 – OTHER INCOME

Other income for the three and six months ended July 31, 2011 consisted of $0.7 million of pre-tax gain on the sale of a building. The Company received cash proceeds from the sale of $1.2 million. As of July 31, 2011, the building had been classified as an asset held for sale in other current assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q, including, without limitation, statements under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as statements in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, forecasts and projections about the Company, its future performance, the industry in which the Company operates and management’s assumptions. Words such as “expects”, “anticipates”, “targets”, “goals”, “projects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should” and variations of such words and similar expressions are also intended to identify such forward-looking statements. The Company cautions readers that forward-looking statements include, without limitation, those relating to the Company’s future business prospects, projected operating or financial results, revenues, working capital, liquidity, capital needs, plans for future operations, expectations regarding capital expenditures and operating expenses, effective tax rates, margins, interest costs, and income as well as assumptions relating to the foregoing. Forward-looking statements are subject to certain risks and uncertainties, some of which cannot be predicted or quantified. Actual results and future events could differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company’s reports filed with the SEC including, without limitation, the following: general economic and business conditions which may impact disposable income of consumers in the United States and the other significant markets (including Europe) where the Company’s products are sold, uncertainty regarding such economic and business conditions, trends in consumer debt levels and bad debt write-offs, general uncertainty related to possible terrorist attacks, natural disasters, the stability of the European Union and defaults on or downgrades of sovereign debt and the impact of any of those events on consumer spending, changes in consumer preferences and popularity of particular designs, new product development and introduction, competitive products and pricing, seasonality, availability of alternative sources of supply in the case of the loss of any significant supplier or any supplier’s inability to fulfill the Company’s orders, the loss of or curtailed sales to significant customers, the Company’s dependence on key employees and officers, the ability to successfully integrate the operations of acquired businesses without disruption to other business activities, the continuation of licensing arrangements with third parties, the ability to secure and protect trademarks, patents and other intellectual property rights, the ability to lease new stores on suitable terms in desired markets and to complete construction on a timely basis, potential effects of economic and currency instability in Europe and countries using the Euro as their functional currency, the ability of the Company to successfully manage its expenses on a continuing basis, the continued availability to the Company of financing and credit on favorable terms, business disruptions, disease, general risks associated with doing business outside the United States including, without limitation, import duties, tariffs, quotas, political and economic stability, and success of hedging strategies with respect to currency exchange rate fluctuations.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements. These estimates and assumptions also affect the reported amounts of revenues and expenses. Estimates by their nature are based on judgments and available information. Therefore, actual results could materially differ from those estimates under different assumptions and conditions.

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

As of July 31, 2012, there have been no material changes to any of the critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012.

Recent Developments

On March 12, 2012, the Company amended its Amended and Restated Loan and Security Agreement, dated as of July 17, 2009, as previously amended, with Bank of America, N.A. and Bank Leumi USA to extend its maturity to 2015, to reflect more favorable current market rate conditions and to modify certain terms.

On March 27, 2012, as a result of Movado Group’s strong financial position in fiscal 2012, the Company’s Board of Directors decided to increase the quarterly cash dividend to $0.05 per share, subject, in each quarter, to the Board’s review of the Company’s financial performance and other factors as determined by the Board. On August 28, 2012, the Board approved the payment of a cash dividend on September 24, 2012 in the amount of $0.05 for each share of the Company’s outstanding common stock and class A common stock held by shareholders of record as of the close of business on September 10, 2012. However, the decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

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

Overview

The Company conducts its business primarily in two operating segments: Wholesale and Retail. The Company’s Wholesale segment includes the designing, manufacturing and distribution of quality watches. The

Retail segment consists of the Company’s outlet stores and, until February 14, 2012, also included the Movado brand flagship store located at Rockefeller Center in New York City. Effective February 14, 2012 the Rockefeller Center store closed, as the Company was not able to renew its lease. The Company also operates in two major geographic locations: United States operations and International, the latter of which includes the results of all other Company operations.

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

Results of operations for the three months ended July 31, 2012 as compared to three months ended July 31, 2011

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Three Months Ended July 31,
	2012	2011
Wholesale:
United States	$46,320	$40,964
International	58,140	58,357

Total Wholesale	104,460	99,321

Retail	13,567	13,910

Net Sales	$118,027	$113,231

Net sales for the three months ended July 31, 2012 were $118.0 million, above prior year by $4.8 million or 4.2%. For the three months ended July 31, 2012, fluctuations in foreign currency exchange rates unfavorably impacted net sales by $3.8 million when compared to the prior year period.

Net sales for the three months ended July 31, 2012 in the wholesale segment were $104.5 million, above the prior year period by $5.1 million or 5.2%. The increase in wholesale net sales was primarily driven by growth in the United States location of the wholesale segment.

Net sales for the three months ended July 31, 2012 in the United States location of the wholesale segment were $46.3 million, above the prior year period by $5.4 million or 13.1%, driven by sales increases in both the licensed and accessible luxury brand categories. Net sales in the licensed brand category were above the prior year period by $3.6 million, or 29.2%, primarily due to increased demand driven by innovative product designs and key price points that are resonating well with customers. Net sales in the accessible luxury category were above prior year by $1.9 million, or 7.3%, which in the current year period included lower sales of the ESQ by Movado brand pursuant to the Company’s new strategy to minimize non-go forward inventory and maximize go-forward inventory at the retail level. The Company has decided to introduce a newly styled ESQ collection in the fall branded “ESQ Movado”. The increase in sales in the accessible luxury category was primarily due to strong sell-through in the Company’s distribution channels, higher sales of the Movado BOLD collection and continued focus and investment in marketing and advertising. The net sales in the luxury category for the three months ended July 31, 2012 were $0.6 million which were relatively flat when compared to the prior year period.

Net sales for the three months ended July 31, 2012 in the International location of the wholesale segment were $58.1 million, below the prior year period by $0.3 million or 0.4%, driven by a sales decrease in the luxury and accessible luxury brand categories, mostly offset by sales increases in the licensed brand category. Net sales in the luxury category were below the prior year period by $4.2 million, or 39.1% primarily due to the category being less promotional when compared to the prior year period and a planned reduction in sales ahead of the fall re-launch. Net sales in the accessible luxury category were below the prior year period by $0.2 million, or 2.4%, primarily driven by lower sales of the ESQ by Movado brand pursuant to the Company’s new strategy to minimize non-go forward inventory and maximize go-forward inventory at the retail level. The Company has decided to introduce a newly styled ESQ collection in the fall branded “ESQ Movado”. Net sales in the licensed brand category were above the prior year period by $5.4 million, or 15.5%, primarily due to continued growth in existing markets resulting from higher demand, as well as new market expansion. For the three months ended July 31, 2012, fluctuations in foreign currency exchange rates unfavorably impacted net sales by $3.8 million when compared to the prior year period.

Net sales for the three months ended July 31, 2012 in the Retail segment were $13.6 million, below the prior year period by $0.3 million or 2.5%. As of July 31, 2012 and 2011, the Company operated 33 outlet stores.

Gross Profit. Gross profit for the three months ended July 31, 2012 was $65.8 million or 55.7% of net sales as compared to $60.9 million or 53.8% of net sales for the three months ended July 31, 2011. The increase in gross profit of $4.8 million was primarily due to higher net sales and, to a lesser extent, the higher gross margin percentage achieved. The gross margin percentage for the three months ended July 31, 2012 was favorably impacted by approximately 80 basis points resulting from reductions in and leverage gained on certain fixed costs due to the increase in sales volume year-over-year. When compared to the prior year period, the gross margin for the three months ended July 31, 2012 was favorably impacted by approximately 50 basis points due to fluctuations in foreign currency exchange rates. The gross margin comparison for the three months ended July 31, 2012 was also favorably impacted by approximately 40 basis points resulting from sales in the prior year period of excess watch movements as part of the Company’s inventory reduction initiative. Additionally, the gross margin percentage for the three months ended July 31, 2012 was favorably impacted by approximately 10 basis points due to a shift in channel and product mix.

Selling, General and Administrative (“SG&A”). SG&A expenses for the three months ended July 31, 2012 were $55.0 million, representing a decrease of $0.9 million or 1.6%. The decrease in SG&A expenses included the effect of fluctuations in foreign currency exchange rates which favorably impacted SG&A expenses for the three months ended July 31, 2012 by $2.4 million, of which $1.2 million was the result of decreases from the translation of foreign subsidiary results and $1.2 million was the result of lower transactional losses recorded year-over-year. Lower marketing expense of $0.7 million was recorded during the current year period due to timing. These decreases in SG&A expenses were offset by higher compensation and benefit expense of $2.0 million recorded during the current year period resulting from higher performance-based compensation, headcount and salary increases. These decreases in SG&A expenses were also offset by $0.2 million of higher travel and entertainment expenses.

Wholesale Operating Income. Operating income of $7.8 million and $2.7 million was recorded in the wholesale segment for the three months ended July 31, 2012 and 2011, respectively. The $5.1 million increase in operating income was the result of an increase in gross profit of $4.4 million and by a decrease in SG&A expenses of $0.7 million. The increase in gross profit of $4.4 million was primarily due to higher net sales and, to a lesser extent, the higher gross margin percentage achieved. The decrease in SG&A expenses included the effect of fluctuations in foreign currency exchange rates which favorably impacted SG&A expenses for the three months ended July 31, 2012 by $2.4 million, of which $1.2 million was the result of decreases from the translation of foreign subsidiary results and $1.2 million was the result of lower transactional losses recorded year-over-year. Lower marketing expense of $0.7 million was recorded during the current year period due to timing. These decreases in SG&A expenses were offset by higher compensation and benefit expense of $2.0 million recorded during the current year period resulted from higher performance-based compensation, headcount and salary increases. These decreases in SG&A expenses were also offset by $0.2 million of higher travel and entertainment expenses.

Retail Operating Income. Operating income of $3.0 million and $2.3 million was recorded in the retail segment for the three months ended July 31, 2012 and 2011, respectively. The $0.7 million increase in operating income was the result of an increase in gross profit of $0.4 million and a decrease in SG&A expenses of $0.3 million. The increase in gross profit of $0.4 million was primarily attributed to higher gross margin percentage achieved. The decrease in SG&A expenses of $0.3 million was primarily due to the closing in the current year of the Movado brand flagship store located at Rockefeller Center in New York City.

Other Income. The Company recorded other income of $0.7 million for the three months ended July 31, 2011 resulting from the pre-tax gain on the sale of a building.

Interest Expense. Interest expense for the three months ended July 31, 2012 and 2011 was $0.1 million and $0.3 million, respectively, which primarily consisted of the amortization of deferred financing costs.

Interest Income. Interest income for both three months ended July 31, 2012 and 2011 was immaterial.

Income Taxes. The Company recorded a tax expense of $2.5 million and $0.9 million for the three months ended July 31, 2012 and 2011, respectively. The effective tax rate for the three month period ended July 31, 2012 was 23.6%. The effective tax rate for the three month period ended July 31, 2011 was 16.0%. The effective tax rates for both periods include the application of guidelines related to accounting for income taxes in interim periods as well as accounting for valuation allowances. The fluctuation in the effective tax rate is also due to a shift in the mix of global pre-tax financial results as well as a $0.5 million discrete expense in the current period for a contingent exposure relative to a recent foreign tax audit.

Net Income Attributed to Movado Group, Inc. For the three months ended July 31, 2012, the Company recorded net income of $8.1 million, compared to net income of $4.4 million recorded for the three months ended July 31, 2011.

Results of operations for the six months ended July 31, 2012 as compared to the six months ended July 31, 2011

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Six Months Ended July 31,
	2012	2011
Wholesale:
United States	$87,091	$76,341
International	110,881	102,989

Total Wholesale	197,972	179,330

Retail	23,710	23,755

Net Sales	$221,682	$203,085

Net sales for the six months ended July 31, 2012 were $221.7 million, above prior year by $18.6 million or 9.2%. For the six months ended July 31, 2012, fluctuations in foreign currency exchange rates unfavorably impacted net sales by $4.9 million when compared to the prior year period.

Net sales for the six months ended July 31, 2012 in the wholesale segment were $198.0 million, above the prior year period by $18.6 million or 10.4%. The increase in wholesale net sales was driven by growth in both the United States and International locations of the wholesale segment.

Net sales for the six months ended July 31, 2012 in the United States location of the wholesale segment were $87.1 million, above the prior year period by $10.8 million or 14.1%, driven by sales increases in both the licensed and accessible luxury brand categories. Net sales in the licensed brand category were above the prior year period by $6.1 million, or 26.3%, primarily due to increased demand driven by innovative product designs and key price points that are resonating well with customers. Net sales in the accessible luxury category were above prior year by $5.3 million, or 11.3%, which in the current year period included lower sales of the ESQ by Movado brand pursuant to the Company’s new strategy to minimize non-go forward inventory and maximize go-forward inventory at the retail level. The Company has decided to introduce a newly styled ESQ collection in the fall branded “ESQ Movado”. The increase in sales in the accessible luxury category was primarily due to strong sell-through in the Company’s distribution channels, higher sales of the Movado BOLD collection and continued focus and investment in marketing and advertising. These sales increases were partially offset by lower net sales in the luxury category of $0.2 million when compared to the prior year.

Net sales for the six months ended July 31, 2012 in the International location of the wholesale segment were $110.9 million, above the prior year period by $7.9 million or 7.7%, driven by sales increases in the licensed brand category, partially offset by a sales decrease in the luxury and accessible luxury brand categories. Net sales in the licensed brand category were above the prior year period by $14.9 million, or 23.4%, primarily due to continued growth in existing markets resulting from higher demand, as well as new market expansion. Net sales in the luxury category were below the prior year period by $5.2 million, or 30.7% primarily due to the category being less promotional when compared to the prior year and a planned reduction in sales ahead of the fall re-launch. Net sales in the accessible luxury category were below the prior year period by $0.9 million, or 5.0%, primarily driven by lower sales in the ESQ by Movado brand pursuant to the Company’s new strategy to minimize non-go forward inventory and maximize go-forward inventory at the retail level. The Company has decided to introduce a newly styled ESQ collection in the fall branded “ESQ Movado”. For the six months ended July 31, 2012, fluctuations in foreign currency exchange rates unfavorably impacted net sales by $4.9 million when compared to the prior year.

Net sales for the six months ended July 31, 2012 in the Retail segment were $23.7 million, which were relatively flat in comparison to prior year. As of July 31, 2012 and 2011, the Company operated 33 outlet stores.

Gross Profit. Gross profit for the six months ended July 31, 2012 was $124.8 million or 56.3% of net sales as compared to $109.6 million or 54.0% of net sales for the six months ended July 31, 2011. The increase in gross profit of $15.2 million was primarily due to higher net sales and, to a lesser extent, the higher gross margin percentage achieved. The gross margin percentage for the six months ended July 31, 2012 was favorably impacted by approximately 180 basis points due to a shift in channel and product mix and approximately 60 basis points resulting from reductions in and leverage gained on certain fixed costs due to the increase in sales volume year-over-year. When compared to the prior year, the gross margin for the six months ended July 31, 2012 was favorably impacted by approximately 20 basis points resulting from sales in the prior year of excess watch movements as part of the Company’s inventory reduction initiative. Additionally, the gross margin for the six months ended July 31, 2012 was unfavorably impacted by approximately 30 basis points due to fluctuations in foreign currency exchange rates.

Selling, General and Administrative (“SG&A”). SG&A expenses for the six months ended July 31, 2012 were $105.5 million, representing an increase of $2.6 million or 2.5%. The increase in SG&A expense included higher compensation and benefit expense of $4.8 million recorded during the current year resulting from higher performance-based compensation, headcount and salary increases. Higher marketing expenses of $0.4 million were recorded during the current year resulting from the Company’s decision to continue investment in this area to drive sales growth. Additionally, higher travel and entertainment expenses of $0.4 million were recorded in the current year. These increases in SG&A expenses were offset by the effect of fluctuations in foreign currency exchange rates which favorably impacted SG&A expenses for the six months ended July 31, 2012 by $3.0 million, of which $1.7 million was the result of lower transactional losses recorded year-over-year and $1.3 million was the result of decreases from the translation of foreign subsidiary results.

Wholesale Operating Income. Operating income of $14.9 million and $3.7 million was recorded in the wholesale segment for the six months ended July 31, 2012 and 2011, respectively. The $11.2 million increase in operating income was the net result of an increase in gross profit of $14.1 million, partially offset by an increase in SG&A expenses of $2.9 million. The increase in gross profit of $14.1 million was primarily due to higher net sales and, to a lesser extent, the higher gross margin percentage achieved. The increase in SG&A expenses included higher compensation and benefit expense of $4.8 million recorded during the current year resulting from higher performance-based compensation, headcount and salary increases. Higher marketing expenses of $0.4 million were recorded during the current year resulting from the Company’s decision to continue investment in this area to drive sales growth. Additionally, higher travel and entertainment expenses of $0.4 million were recorded in the current year. These increases in SG&A expenses were offset by the effect of fluctuations in foreign currency exchange rates which favorably impacted SG&A expenses for the six months ended July 31, 2012 by $3.0 million, of which $1.7 million was the result of lower transactional losses recorded year-over-year and $1.3 million was the result of decreases from the translation of foreign subsidiary results.

Retail Operating Income. Operating income of $4.3 million and $2.9 million was recorded in the retail segment for the six months ended July 31, 2012 and 2011, respectively. The $1.4 million increase in operating income was the result of an increase in gross profit of $1.1 million and a decrease in SG&A expenses of $0.3 million. The increase in gross profit of $1.1 million was primarily attributed to higher gross margin percentage achieved. The decrease in SG&A expenses of $0.3 million was primarily due to the closing in the current year of the Movado brand flagship store located at Rockefeller Center in New York City.

Other Income. The Company recorded other income of $0.7 million for the six months ended July 31, 2011 resulting from the pre-tax gain on the sale of a building.

Interest Expense. Interest expense for the six months ended July 31, 2012 and 2011 was $0.2 million and $0.7 million, respectively, which primarily consisted of the amortization of deferred financing costs.

Interest Income. Interest income for both six months ended July 31, 2012 and 2011 was immaterial.

Income Taxes. The Company recorded a tax expense of $4.1 million and $1.6 million for the six months ended July 31, 2012 and 2011, respectively. The effective tax rate for the six month period ended July 31, 2012 was 21.7%. The effective tax rate for the six month period ended July 31, 2011 was 23.8%. The effective tax rates for both periods include the application of guidelines related to accounting for income taxes in interim periods as well as accounting for valuation allowances. The fluctuation in the effective tax rate is also due to a shift in the mix of global pre-tax financial results as well as a $0.5 million discrete expense in the current year for a contingent exposure relative to a recent foreign tax audit.

Net Income Attributed to Movado Group, Inc. For the six months ended July 31, 2012, the Company recorded net income of $14.7 million, compared to net income of $4.9 million recorded for the six months ended July 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2012 and July 31, 2011 the Company had $156.3 million and $128.8 million, respectively, of cash and cash equivalents, $116.8 million and $105.2 million of which consisted of cash and cash equivalents at the Company’s foreign subsidiaries, respectively. The majority of the foreign cash balances are associated with earnings that the Company has asserted are permanently reinvested, and which are required to support continued growth outside the U.S. through funding of capital expenditures, operating expenses and similar cash needs of the foreign operations. The Company intends to repatriate certain excess cash balances in Hong Kong and Switzerland, and has provided tax accordingly.

Cash used in operating activities was $2.1 million for the six months ended July 31, 2012 compared to cash provided by operations of $12.4 million for the six months ended July 31, 2011. The $2.1 million of cash used in operating activities for the fiscal 2013 period was primarily due to the change in working capital of $24.1 million offset by net income for the period of $14.9 million and favorable non-cash items of $7.6 million. The change in working capital of $24.1 million was primarily due to the pay down of liabilities and an increase in inventory. The $12.4 million of cash provided by operating activities for the fiscal 2012 period was primarily the result of net income for the period of $5.1 million and favorable non-cash items of $6.1 million.

Cash used in investing activities amounted to $2.6 million for the six months ended July 31, 2012 and $2.1 million for the six months ended July 31, 2011. The cash used during both periods consisted of capital expenditures which included integration of computer hardware and software, as well as spending for tooling and design. For the six months ended July 31, 2012, the cash used in investing activities for capital expenditures also included spending related to the relocation of the Company’s Swiss offices. For the six months ended July 31, 2011, the cash used in investing activities of $2.1 million also included proceeds from a sale of an asset held for sale of $1.2 million.

Cash used in financing activities amounted to $14.7 million and $1.4 million for the six months ended July 31, 2012 and 2011, respectively, primarily to pay dividends.

On July 17, 2009, the Company, together with Movado Group Delaware Holdings Corporation, Movado Retail Group, Inc. and Movado LLC (together with the Company, the “Borrowers”), each a wholly-owned domestic subsidiary of the Company, entered into an Amended and Restated Loan and Security Agreement (the “Original Loan Agreement”) with Bank of America, N.A. and Bank Leumi USA, as lenders (“Lenders”), and Bank of America, N.A., as agent (in such capacity, the “Agent”). The parties amended the Original Loan Agreement by entering into Amendment No. 1 thereto (“First Amendment”) on April 5, 2011 and Amendment No. 2 thereto (“Second Amendment”) on March 12, 2012 (the Original Loan Agreement, as so amended, the “Loan Agreement”). The Loan Agreement provides for a $25.0 million asset based senior secured revolving credit facility (the “Facility”), including a $15.0 million letter of credit subfacility, and provides that Borrowers are entitled to request that Lenders increase the Facility up to $50.0 million subject to any additional terms and conditions the parties may agree upon. The maturity date of the Facility is March 12, 2015.

Availability under the Facility is determined by reference to a borrowing base which is based on the sum of a percentage of eligible accounts receivable and eligible inventory of the Borrowers. $10.0 million in availability is blocked unless the Borrowers have achieved for the most recently ended four fiscal quarter period a consolidated fixed charge coverage ratio of at least 1.25 to 1.0 with domestic EBITDA greater than $10.0 million. The Borrowers are not currently subject to the availability block. The availability block, if applicable, will be reduced by the amount by which the borrowing base exceeds $25.0 million, up to a maximum reduction of $5.0 million. Availability under the Facility may be further reduced by certain reserves established by the Agent in its good faith credit judgment. The Second Amendment reduced the Lenders’ total commitment under the Loan Agreement from $55.0 million to $25.0 million and consequently availability was correspondingly reduced. As of July 31, 2012, total availability under the Facility, giving effect to an availability block of $0, no outstanding borrowings and the letters of credit outstanding under the subfacility, was $20.7 million.

The initial applicable margin for LIBOR rate loans was 4.25% and for base rate loans was 3.25%. After July 17, 2010, the applicable margins decreased or increased by 0.25% per annum from the initial applicable margins depending on whether average availability for the most recently completed fiscal quarter was either greater than $12.5 million, or was $5.0 million or less, respectively. The First Amendment reduced the applicable margins for both LIBOR rate loans and base rate loans by 1.25% and the Second Amendment further reduced the applicable margins by 0.75%. Accordingly, as of July 31, 2012 and based on current availability, the applicable margins were 2.00% and 1.00% for LIBOR and base rate loans, respectively.

After the date (the “Block Release Date”) when availability under the Facility is no longer subject to any blocked amount, if borrowing availability is less than $12.5 million, the Borrowers will be subject to a minimum fixed charge coverage ratio until such time as borrowing availability has been greater than $12.5 million for at least 90 consecutive days.

After the Block Release Date, cash dominion will be imposed if borrowing availability is less than $10.0 million and will continue until such time as borrowing availability has been greater than $10.0 million for at least 45 consecutive days. As of July 31, 2012, the Borrowers were not subject to cash dominion nor do the Borrowers expect to be subject to such a requirement in the foreseeable future.

The Loan Agreement contains additional affirmative and negative covenants binding on the Borrowers and their subsidiaries that are customary for asset based facilities, including, but not limited to, restrictions and limitations on the incurrence of debt for borrowed money and liens, dispositions of assets, capital expenditures, dividends and other payments in respect of equity interests, the making of loans and equity investments, prepayments of subordinated and certain other debt, mergers, consolidations, liquidations and dissolutions, and transactions with affiliates. The Loan Agreement permits Borrowers to pay distributions as dividends and make share repurchases up to $150.0 million (less the amount of any charitable donations made by the Company which are permitted up to an aggregate amount of $14 million) and make acquisitions up to $50.0 million, as long as Borrowers either have cash assets of at least $60.0 million with no revolver loans outstanding, or (i) the consolidated fixed charge coverage ratio is at least 1.25 to 1.00, (ii) availability is greater than $12.5 million and (iii) positive EBITDA plus repatriated cash dividends minus restricted payments are greater than $0. The

Company believed that, as of July 31, 2012, it was in compliance with these financial covenants and, therefore, that it is permitted to pay dividends. The Company presently expects that it will be able to pay dividends through the remaining term of the Facility.

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

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. As of July 31, 2012 and 2011, these lines of credit totaled 10.0 million Swiss francs for both periods, with dollar equivalents of $10.2 million and $12.7 million, respectively. As of July 31, 2012 and 2011, there were no borrowings against these lines. As of July 31, 2012, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $2.1 million in various foreign currencies.

The Company paid dividends of $0.60 per share or approximately $15.1 million, for the six months ended July 31, 2012. The Company paid dividends of $0.06 per share or approximately $1.5 million, for the six months ended July 31, 2011.

On April 15, 2008, the Board authorized a program to repurchase up to one million shares of the Company’s common stock. Under this authorization, the Company has the option to repurchase shares over time, with the amount and timing of repurchases depending on market conditions and corporate needs. The Company entered into a Rule 10b5-1 plan to facilitate repurchases of its shares under this authorization. A Rule 10b5-1 plan permits a company to repurchase shares at times when it might otherwise be prevented from doing so, provided the plan is adopted when the company is not aware of material non-public information. The Company may suspend or discontinue the repurchase of stock at any time. Under this share repurchase program, the Company had repurchased a total of 937,360 shares of common stock in the open market during the first and second quarters of fiscal 2009 at a total cost of approximately $19.5 million or $20.79 average per share. During the six months ended July 31, 2012, the Company did not repurchase shares of common stock under this program.

Cash and cash equivalents at July 31, 2012 amounted to $156.3 million compared to $128.8 million at July 31, 2011. The increase in cash is primarily the result of cash provided by operations.

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

As of July 31, 2012, the Company’s entire net forward contracts hedging portfolio consisted of 38.0 million Swiss francs equivalent with various expiry dates ranging through January 18, 2013 compared to a portfolio of 24.0 million Swiss francs equivalent for various expiry dates ranging through November 18, 2011 as of July 31, 2011. If the Company were to settle its Swiss franc forward contracts at July 31, 2012, the net result would be a loss of $1.1 million, net of tax benefit of $0.7 million. The Company had no Swiss franc option contracts related to cash flow hedges as of July 31, 2012 and 2011.

The Board authorized the hedging of the Company’s Swiss franc denominated investment in its wholly-owned Swiss subsidiaries using purchase options under certain limitations. These hedges are treated as net investment hedges under the relevant accounting guidance regarding derivative instruments. As of July 31, 2012 and 2011, the Company did not hold a purchased option hedge portfolio related to net investment hedging.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under its hedging program, the Company can purchase various commodity derivative instruments, primarily future contracts. These derivatives are documented as qualified cash flow hedges, and gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. The Company did not hold any future contracts in its gold hedge portfolio related to cash flow hedges as of July 31, 2012 and 2011, thus any changes in the gold price will have an equal effect on the Company’s cost of sales.

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

As a result, the Company entered into commodity futures contracts in fiscal 2012 to offset its exposure to the fluctuating value of gold. These futures contracts were not designated as qualified hedges and, therefore, changes in the fair value of these derivatives were recognized into earnings, thereby offsetting the earnings effect of fluctuations in the sale price of gold.

As of July 31, 2011, the Company’s commodity futures contracts consisted of approximately 4,400 ounces of gold equivalent with various expiry dates ranging through November 30, 2011. If the Company were to settle its commodity future contracts at July 31, 2011, the net result would be a loss of $0.3 million, net of tax benefit of $0.1 million. As of July 31, 2012, the Company did not hold any gold future contracts in its fair value hedge portfolio.

Debt and Interest Rate Risk

The Company has the capability to have certain debt obligations with variable interest rates, which are based on LIBOR plus a fixed additional interest rate. The Company does not hedge these interest rate risks. As of July 31, 2012, the Company had no outstanding debt. For additional information concerning potential changes to future interest obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the six months ended July 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of July 31, 2012, there have been no material changes to any of the risk factors previously reported in the Annual Report on Form 10-K for the fiscal year ended January 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On April 15, 2008, the Board authorized a program to repurchase up to one million shares of the Company’s Common Stock. Under this authorization, the Company has the option to repurchase shares over time, with the amount and timing of repurchases depending on market conditions and corporate needs. The Company entered into a Rule 10b5-1 plan to facilitate repurchases of its shares under this authorization. A Rule 10b5-1 plan permits a company to repurchase shares at times when it might otherwise be prevented from doing so, provided the plan is adopted when the company is not aware of material non-public information. The Company may suspend or discontinue the repurchase of stock at any time. Under this share repurchase program, the Company had repurchased a total of 937,360 shares of Common Stock in the open market during the first and second quarters of fiscal year 2009 at a total cost of approximately $19.5 million or $20.79 per share. During the six months ended July 31, 2012, the Company has not repurchased shares of Common Stock under this program.

There were no shares repurchased during the six months ended July 31, 2012 as a result of the surrender of shares in connection with the vesting of certain restricted stock awards and stock options. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

The following table summarizes information about the Company’s purchases for the three month period ended July 31, 2012 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934:

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2012 – May 31, 2012	—	$—	—	62,640
June 1, 2012 – June 30, 2012	—	$—	—	62,640
July 1, 2012 – July 31, 2012	—	$—	—	62,640

Total	—	$—	—	62,640

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Movado Group, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2012, furnished with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive (Loss) / Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOVADO GROUP, INC. (Registrant)

Dated: August 28, 2012	By:	/s/ Sallie A. DeMarsilis
Sallie A. DeMarsilis
Senior Vice President,
Chief Financial Officer and
Principal Accounting Officer