Form 10-Q
period 2012-10-31
MOVADO GROUP INC
filed 2012-11-28
CIK 72573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2012

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

The number of shares outstanding of the registrant’s common stock and class A common stock as of November 20, 2012 were 18,690,712 and 6,632,967, respectively.

MOVADO GROUP, INC.

Index to Quarterly Report on Form 10-Q

October 31, 2012

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	October 31, 2012	January 31, 2012	October 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$164,813	$182,201	$138,028
Trade receivables	107,138	62,754	95,415
Inventories	169,668	163,680	176,092
Other current assets	34,339	25,516	25,413

Total current assets	475,958	434,151	434,948

Property, plant and equipment, net	35,541	36,290	35,585
Deferred income taxes	26,863	14,959	7,426
Other non-current assets	24,009	22,162	22,120

Total assets	$562,371	$507,562	$500,079

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$29,770	$33,814	$27,252
Accrued liabilities	63,494	53,083	53,006
Deferred and current income taxes payable	12,842	1,015	1,617

Total current liabilities	106,106	87,912	81,875

Deferred and non-current income taxes payable	4,548	7,291	6,548
Other non-current liabilities	20,318	18,285	17,807

Total liabilities	130,972	113,488	106,230

Commitments and contingencies (Note 8)

Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 26,399,239; 26,124,281 and 26,015,047 shares issued, respectively	264	261	260
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,632,967; 6,632,967 and 6,632,967 shares issued and outstanding, respectively	66	66	66
Capital in excess of par value	158,912	153,331	151,578
Retained earnings	284,514	251,695	241,751
Accumulated other comprehensive income	96,110	97,922	108,964
Treasury Stock, 7,708,527; 7,776,407 and 7,757,323 shares, respectively, at cost	(111,569)	(111,909)	(111,544)

Total Movado Group, Inc. shareholders’ equity	428,297	391,366	391,075
Noncontrolling interests	3,102	2,708	2,774

Total equity	431,399	394,074	393,849

Total liabilities and equity	$562,371	$507,562	$500,079

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Net sales	$160,202	$142,622	$381,884	$345,707
Cost of sales	69,783	61,588	166,682	155,104

Gross profit	90,419	81,034	215,202	190,603
Selling, general and administrative	65,429	61,906	170,975	164,881

Operating income	24,990	19,128	44,227	25,722
Other income (Note 11)	—	—	—	747
Interest expense	(69)	(290)	(287)	(988)
Interest income	66	21	84	67

Income before income taxes	24,987	18,859	44,024	25,548
(Benefit from) / provision for income taxes (Note 9)	(9,866)	2,071	(5,744)	3,661

Net Income	34,853	16,788	49,768	21,887
Less: Net income attributed to noncontrolling interests	380	384	604	584

Net income attributed to Movado Group, Inc.	$34,473	$16,404	$49,164	$21,303

Basic income per share:
Weighted basic average shares outstanding	25,304	24,926	25,204	24,905
Net income per share attributed to Movado Group, Inc.	$1.36	$0.66	$1.95	$0.86

Diluted income per share:
Weighted diluted average shares outstanding	25,710	25,108	25,598	25,105
Net income per share attributed to Movado Group, Inc.	$1.34	$0.65	$1.92	$0.85

Dividends declared per share	$0.05	$0.03	$0.65	$0.09

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Comprehensive income / (loss), net of taxes:
Net income	$34,853	$16,788	$49,768	$21,887
Net unrealized gain / (loss) on investments	38	(62)	14	(33)
Net change in hedging contracts	990	(213)	990	(851)
Foreign currency translation adjustments	11,439	(26,814)	(2,792)	16,857

Comprehensive income / (loss)	47,320	(10,301)	47,980	37,860
Less: Comprehensive income attributable to noncontrolling interests	488	316	628	621

Total comprehensive income / (loss) attributable to Movado Group, Inc.	$46,832	($10,617)	$47,352	$37,239

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended October 31,
	2012	2011
Cash flows from operating activities:
Net income	$49,768	$21,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,036	8,791
Deferred income taxes	(19,088)	62
Stock-based compensation	2,065	1,292
Gain on sale of an asset held for sale	—	(747)

Changes in assets and liabilities:
Trade receivables	(44,384)	(32,576)
Inventories	(6,981)	12,860
Other current assets	(2,648)	5,775
Accounts payable	(3,830)	4,455
Accrued liabilities	10,939	10,898
Current income taxes payable	12,349	265
Other non-current assets	(2,465)	(164)
Other non-current liabilities	2,029	(62)

Net cash provided by operating activities	5,790	32,736

Cash flows from investing activities:
Capital expenditures	(6,524)	(4,535)
Trademarks	(251)	(179)
Proceeds from sale of an asset held for sale	—	1,165

Net cash (used in) investing activities	(6,775)	(3,549)

Cash flows from financing activities:
Stock options exercised and other changes	1,695	581
Distribution of noncontrolling interest earnings	(234)	(127)
Dividends paid	(16,345)	(2,237)

Net cash (used in) financing activities	(14,884)	(1,783)

Effect of exchange rate changes on cash and cash equivalents	(1,519)	7,608

Net (decrease) / increase in cash and cash equivalents	(17,388)	35,012
Cash and cash equivalents at beginning of period	182,201	103,016

Cash and cash equivalents at end of period	$164,813	$138,028

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Movado Group, Inc. (the “Company”) in a manner consistent with that used in the preparation of the consolidated financial statements included in the Company’s Annual Report filed on Form 10-K for the fiscal year ended January 31, 2012 (the “Annual Report on Form 10-K”). In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial position and results of operations for the periods presented. The consolidated balance sheet data for January 31, 2012 is derived from the audited financial statements, which are included in the Company’s Annual Report on Form 10-K. These unaudited consolidated financial statements should be read in conjunction with the aforementioned Annual Report. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

NOTE 1 – RECLASSIFICATIONS

Certain reclassifications were made to prior year’s financial statement amounts and related note disclosures to conform to the fiscal 2013 presentation. In fiscal 2012, certain liabilities were reclassified from accrued liabilities to accounts payable to conform to the fiscal 2013 presentation. Also, in fiscal 2012, there was a reclassification of deferred revenue for certain customers from accounts receivables to accrued liabilities to conform to the fiscal 2013 presentation.

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of October 31, 2012 (in thousands):

	Fair Value at October 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$301	$—	$—	$301
SERP assets – employer	984	—	—	984
SERP assets - employee	16,742	—	—	16,742
Hedge derivatives	—	584	—	584

Total	$18,027	$584	$—	$18,611

Liabilities:
SERP liabilities - employee	$16,742	$—	$—	$16,742
Hedge derivatives	—	63	—	63

	$16,742	$63	$—	$16,805

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

NOTE 3 – EQUITY

The components of equity for the nine months ended October 31, 2012 and 2011 are as follows (in thousands):

	Movado Group, Inc. Shareholders’ Equity
	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance, January 31, 2012	$261	$66	$153,331	$251,695	($111,909)	$97,922	$2,708	$394,074

Net income				49,164			604	49,768

Dividends paid				(16,345)				(16,345)
Distribution of noncontrolling interest earnings							(234)	(234)
Stock options exercised, net of tax	3		2,671		(1,099)			1,575
Stock-based compensation expense			2,065					2,065
Supplemental executive retirement plan			120					120
Stock donation			725		1,439			2,164
Net unrealized gain on investments, net of tax						14		14
Net change in hedging contracts, net of tax						990		990
Foreign currency translation adjustment (1)						(2,816)	24	(2,792)

Balance, October 31, 2012	$264	$66	$158,912	$284,514	($111,569)	$96,110	$3,102	$431,399

	Movado Group, Inc. Shareholders’ Equity
	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance, January 31, 2011	$259	$66	$149,492	$222,685	($111,331)	$93,028	$2,280	$356,479

Net income				21,303			584	21,887

Dividends paid				(2,237)				(2,237)
Distribution of noncontrolling interest earnings							(127)	(127)
Stock options exercised, net of tax	1		744		(213)			532
Stock-based compensation expense			1,292					1,292
Supplemental executive retirement plan			50					50
Net unrealized loss on investments, net of tax						(33)		(33)
Net change in hedging contracts, net of tax						(851)		(851)
Foreign currency translation adjustment (1)						16,820	37	16,857

Balance, October 31, 2011	$260	$66	$151,578	$241,751	($111,544)	$108,964	$2,774	$393,849

(1)	The foreign currency translation adjustments are tax-affected to the extent they relate to nonpermanent investments in foreign subsidiaries.

NOTE 4 – SEGMENT INFORMATION

The Company follows accounting guidance related to disclosures about segments of an enterprise and related information. This guidance requires disclosure of segment data based on how management makes decisions about allocating resources to segments and measuring their performance.

The Company conducts its business primarily in two operating segments: Wholesale and Retail. The Company’s Wholesale segment includes the designing, manufacturing and distribution of quality watches, in addition to revenue generated from after sales service activities and shipping. The Retail segment includes the Company’s outlet stores all located in the United States and, until February 14, 2012, also included the Movado brand flagship store located at Rockefeller Center in New York City. Effective February 14, 2012 the Rockefeller Center store closed, as the Company was not able to renew its lease.

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

Operating Segment Data for the Three Months Ended October 31, 2012 and 2011 (in thousands):

	Net Sales		Operating Income
	2012	2011	2012	2011
Wholesale	$147,280	$129,601	$22,756	$17,447
Retail	12,922	13,021	2,234	1,681

Consolidated total	$160,202	$142,622	$24,990	$19,128

Operating Segment Data for the Nine Months Ended October 31, 2012 and 2011 (in thousands):

	Net Sales		Operating Income
	2012	2011	2012	2011
Wholesale	$345,252	$308,931	$37,665	$21,152
Retail	36,632	36,776	6,562	4,570

Consolidated total	$381,884	$345,707	$44,227	$25,722

	Total Assets
	October 31, 2012	January 31, 2012	October 31, 2011
Wholesale	$542,588	$489,347	$481,082
Retail	19,783	18,215	18,997

Consolidated total	$562,371	$507,562	$500,079

Geographic Segment Data for the Three Months Ended October 31, 2012 and 2011 (in thousands):

	Net Sales		Operating Income
	2012	2011	2012	2011
United States	$87,231	$74,082	$3,972	$803
International	72,971	68,540	21,018	18,325

Consolidated total	$160,202	$142,622	$24,990	$19,128

United States and International net sales are net of intercompany sales of $93.2 million and $73.9 million for the three months ended October 31, 2012 and 2011, respectively.

Geographic Segment Data for the Nine Months Ended October 31, 2012 and 2011 (in thousands):

	Net Sales		Operating (Loss) / Income
	2012	2011	2012	2011
United States	$198,032	$174,177	($3,529)	($7,849)
International	183,852	171,530	47,756	33,571

Consolidated total	$381,884	$345,707	$44,227	$25,722

United States and International net sales are net of intercompany sales of $211.5 million and $164.5 million for the nine months ended October 31, 2012 and 2011, respectively.

	Total Assets
	October 31, 2012	January 31, 2012	October 31, 2011
United States	$248,062	$214,882	$202,954
International	314,309	292,680	297,125

Consolidated total	$562,371	$507,562	$500,079

	Long-Lived Assets
	October 31, 2012	January 31, 2012	October 31, 2011
United States	$26,010	$28,476	$28,491
International	9,531	7,814	7,094

Consolidated total	$35,541	$36,290	$35,585

NOTE 5 – INVENTORIES

Inventories consist of the following (in thousands):

	October 31, 2012	January 31, 2012	October 31, 2011
Finished goods	$104,531	$97,975	$96,370
Component parts	55,892	57,700	67,062
Work-in-process	9,245	8,005	12,660

	$169,668	$163,680	$176,092

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

Availability under the Facility is determined by reference to a borrowing base which is based on the sum of a percentage of eligible accounts receivable and eligible inventory of the Borrowers. $10.0 million in availability is blocked unless the Borrowers have achieved for the most recently ended four fiscal quarter period a consolidated fixed charge coverage ratio of at least 1.25 to 1.0 with domestic EBITDA greater than $10.0 million. The Borrowers are not currently subject to the availability block. The availability block, if applicable, will be reduced by the amount by which the borrowing base exceeds $25.0 million, up to a maximum reduction of $5.0 million. Availability under the Facility may be further reduced by certain reserves established by the Agent in its good faith credit judgment. The Second Amendment reduced the Lenders’ total commitment under the Loan Agreement from $55.0 million to $25.0 million and consequently availability was correspondingly reduced. As of October 31, 2012, total availability under the Facility, giving effect to an availability block of $0, no outstanding borrowings and the letters of credit outstanding under the subfacility, was $20.5 million.

The initial applicable margin for LIBOR rate loans was 4.25% and for base rate loans was 3.25%. After July 17, 2010, the applicable margins decreased or increased by 0.25% per annum from the initial applicable margins depending on whether average availability for the most recently completed fiscal quarter was either greater than $12.5 million, or was $5.0 million or less, respectively. The First Amendment reduced the applicable margins for both LIBOR rate loans and base rate loans by 1.25% and the Second Amendment further reduced the applicable margins by 0.75%. Accordingly, as of October 31, 2012 and based on current availability, the applicable margins were 2.00% and 1.00% for LIBOR and base rate loans, respectively.

After the date (the “Block Release Date”) when availability under the Facility is no longer subject to any blocked amount, if borrowing availability is less than $12.5 million, the Borrowers will be subject to a minimum fixed charge coverage ratio until such time as borrowing availability has been greater than $12.5 million for at least 90 consecutive days.

After the Block Release Date, cash dominion will be imposed if borrowing availability is less than $10.0 million and will continue until such time as borrowing availability has been greater than $10.0 million for at least 45 consecutive days. As of October 31, 2012, the Borrowers were not subject to cash dominion, nor do the Borrowers expect to be subject to such a requirement in the foreseeable future.

The Loan Agreement contains additional affirmative and negative covenants binding on the Borrowers and their subsidiaries that are customary for asset based facilities, including, but not limited to, restrictions and limitations on the incurrence of debt for borrowed money and liens, dispositions of assets, capital expenditures, dividends and other payments in respect of equity interests, the making of loans and equity investments, prepayments of subordinated and certain other debt, mergers, consolidations, liquidations and dissolutions, and transactions with affiliates. The Loan Agreement permits Borrowers to pay distributions as dividends and make share repurchases up to an aggregate of $150.0 million (less the amount of any charitable donations made by the Company which are permitted up to an aggregate amount of $14 million) and make acquisitions up to an aggregate of $50.0 million, as long as, at the time of such transaction, either (A) Borrowers have cash assets of at least $60.0 million with no revolver loans outstanding, or (B) (i) the consolidated fixed charge coverage ratio is at least 1.25 to 1.00, (ii) availability is greater than $12.5 million and (iii) positive EBITDA plus repatriated cash dividends minus restricted payments are greater than $0. The Company, as of October 31, 2012, was in compliance with these financial covenants and, therefore, that it is permitted to pay dividends. The Company presently expects that it will be able to pay any dividends declared through the remaining term of the Facility.

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

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. As of October 31, 2012 and 2011, these lines of credit totaled 10.0 million Swiss francs for both periods, with dollar equivalents of $10.7 million and $11.4 million, respectively. As of October 31, 2012 and 2011, there were no borrowings against these lines. As of October 31, 2012, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $2.3 million in various foreign currencies.

NOTE 7 – EARNINGS PER SHARE

The Company presents net income per share on a basic and diluted basis. Basic earnings per share are computed using weighted-average shares outstanding during the period. Diluted earnings per share are computed using the weighted-average number of shares outstanding adjusted for dilutive common stock equivalents.

The weighted-average number of shares outstanding for basic earnings per share was 25,304,000 and 24,926,000 for the three months ended October 31, 2012 and 2011, respectively. For the three months ended October 31, 2012 and 2011, respectively, the number of shares outstanding for diluted earnings per share was increased by 406,000 and 182,000, due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans.

For the three months ended October 31, 2012 and October 31, 2011, approximately 332,000 and 660,000 of common stock equivalents, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

The weighted-average number of shares outstanding for basic earnings per share was 25,204,000 and 24,905,000 for the nine months ended October 31, 2012 and 2011, respectively. For the nine months ended October 31, 2012 and 2011, respectively, the number of shares outstanding for diluted earnings per share was increased by 394,000 and 199,000, due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans.

For the nine months ended October 31, 2012 and October 31, 2011, approximately 258,000 and 606,000 of common stock equivalents, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

As of October 31, 2012, one bank in the domestic bank group had issued five irrevocable standby letters of credit in connection with a trademark license agreement, retail and operating facility leases to various landlords, for the administration of the Movado boutique private-label credit card and Canadian payroll to the Royal Bank of Canada. As of October 31, 2012, the Company had outstanding letters of credit totaling $4.5 million with expiration dates through April 30, 2014.

As of October 31, 2012, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $2.3 million in various foreign currencies.

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

NOTE 9 – INCOME TAXES

The Company recorded a tax benefit of $9.9 million and a tax expense of $2.1 million for the three months ended October 31, 2012 and 2011, respectively. The effective tax rate for the three months ended October 31, 2012 was -39.5%. The effective tax rate for the three months ended October 31, 2011 was 11.0%.

The Company recorded a tax benefit of $5.7 million and a tax expense of $3.7 million for the nine months ended October 31, 2012 and 2011, respectively. The effective tax rate for the nine months ended October 31, 2012 was -13.0%. The effective tax rate for the nine months ended October 31, 2011 was 14.3%.

The three and nine months ended October 31, 2012 included a tax benefit of $19.4 million attributable to the reversal of a majority of the valuation allowance on the U.S. net deferred tax assets. The remaining valuation allowance of $2.8 million represents the portion of the Company’s deferred tax assets for state net operating losses that management estimates will not be realized in the future. All periods include the effects of the application of accounting for income taxes in interim periods. The fluctuation in the effective tax rate is also due to a shift in the mix of global pre-tax financial results. The nine months ended October 31, 2012, included a $0.5 million discrete expense recorded in the current year for a contingent exposure relative to a recent foreign tax audit.

The Company bases its estimate of deferred tax assets and liabilities on current tax laws and rates as well as expected future income. The realization of deferred tax assets depends on the Company’s ability to generate future income. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In the third quarter of fiscal 2010 the Company determined that it was appropriate to record a full valuation allowance against its net deferred tax assets in the United States, primarily due to the Company’s domestic loss position in recent years. In the third quarter of fiscal 2013, the Company was no longer in a domestic loss position, and based on expectations of future income, the Company changed its judgment regarding the appropriateness of the level of allowance on the U.S. deferred tax assets, maintaining a valuation allowance only against state tax loss carry-forwards.

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

As of October 31, 2012, the Company’s entire net forward contracts hedging portfolio consisted of 39.0 million Swiss francs equivalent with various expiry dates ranging through April 19, 2013.

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for derivatives as of October 31, 2012 and 2011 (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	2012 Fair Value	2011 Fair Value	Balance Sheet Location	2012 Fair Value	2011 Fair Value
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$584	$150	Accrued Liabilities	$63	$916
Commodity Future Contracts	Other Current Assets	—	—	Accrued Liabilities	—	116

Total Derivative Instruments		$584	$150		$63	$1,032

As of October 31, 2012, the balance of deferred net gains on derivative financial instruments documented as cash flow hedges included in accumulated other comprehensive income (“AOCI”) was $0. As of October 31, 2011, the balance of deferred net gains on derivative financial instruments documented as cash flow hedges included in AOCI was $1.0 million in net losses, net of tax of $1.0 million. The Company’s sell through of inventory purchased in Swiss francs will primarily cause the amount in AOCI to affect cost of goods sold. The maximum length of time the Company hedges its exposure to the fluctuation in future cash flows for forecasted transactions is 24 months. For the three and nine months ended October 31, 2012 there were no reclassifications from AOCI to earnings. For the three months ended October 31, 2011, the Company reclassified from AOCI to earnings $0.2 million of net gains, net of tax of $0. For the nine months ended October 31, 2011 the Company reclassified from AOCI to earnings $0.9 million of net gains, net of tax of $0.

During the three and nine months ended October 31, 2012 and 2011, the Company recorded no charge related to its assessment of the effectiveness of its derivative hedge portfolio because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged. Changes in the contracts’ fair value due to spot-forward differences are excluded from the designated hedge relationship. The Company records these transactions in cost of sales of the Consolidated Statements of Operations.

NOTE 11 – OTHER INCOME

Other income for the nine months ended October 31, 2011 consisted of $0.7 million of pre-tax gain on the sale of a building. The Company received cash proceeds from the sale of $1.2 million. As of October 31, 2011, the building had been classified as an asset held for sale in other current assets.

NOTE 12 – SUBSEQUENT EVENTS

The Company announced on November 27, 2012 that the Board of Directors approved the payment of a special cash dividend of $0.75 per share of the Company’s outstanding common stock and class A common stock. This dividend will be paid on December 21, 2012 to all shareholders of record on December 10, 2012.

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

Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and the results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s most critical accounting policies have been discussed in the Company’s Annual Report on Form 10-K.

As of October 31, 2012, there have been no material changes to any of the critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K.

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

As of March 23, 2012, the Company donated $3.0 million to the Movado Group Foundation, which consisted of $2.2 million in the form of shares of the Company’s common stock issued out of treasury, and $0.8 million in cash. This expense was recorded in the fourth quarter of fiscal 2012.

On March 27, 2012, as a result of Movado Group’s strong financial position in fiscal 2012, the Company’s Board of Directors decided to increase the quarterly cash dividend to $0.05 per share, subject, in each quarter, to the Board’s review of the Company’s financial performance and other factors as determined by the Board. On November 27, 2012, the Board approved the payment of a cash dividend on December 21, 2012 in the amount of $0.05 per share of the Company’s outstanding common stock and class A common stock held by shareholders of record as of the close of business on December 10, 2012. However, the decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

On March 29, 2012, the Board of Directors approved the payment of a special cash dividend of $0.50 per share of the Company’s outstanding common stock and class A common stock. This dividend was paid on May 15, 2012 to all shareholders of record on April 30, 2012.

As of October 31, 2012, the Company accrued a $3.0 million pre-tax charge to selling, administrative, and general expenses, related to a pledged donation to the Movado Group Foundation. The Company expects to pay this amount in the fourth quarter of fiscal 2013, consisting of both shares of the Company’s common stock and cash.

On November 27, 2012 the Board of Directors approved the payment of a special cash dividend of $0.75 per share of the Company’s outstanding common stock and class A common stock. This dividend will be paid on December 21, 2012 to all shareholders of record on December 10, 2012.

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

The Company divides its watch business into distinct categories. The luxury category consists of the Ebel® and Concord® brands. The accessible luxury category consists of the Movado® and ESQ® Movado brands. The licensed brands category represents brands distributed under license agreements and includes Coach®, HUGO BOSS®, Juicy Couture®, Lacoste® and Tommy Hilfiger®. Movado Group, Inc. also plans to launch a collection of SCUDERIA FERRARI® watches beginning in fiscal 2014.

Results of operations for the three months ended October 31, 2012 as compared to the three months ended October 31, 2011

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Three Months Ended October 31,
	2012	2011
Wholesale:
United States	$74,309	$61,061
International	72,971	68,540

Total Wholesale	147,280	129,601

Retail	12,922	13,021

Net Sales	$160,202	$142,622

Net sales for the three months ended October 31, 2012 were $160.2 million, above prior year by $17.6 million or 12.3%. For the three months ended October 31, 2012, fluctuations in foreign currency exchange rates unfavorably impacted net sales by $2.9 million when compared to the prior year period.

Net sales for the three months ended October 31, 2012 in the wholesale segment were $147.3 million, above the prior year period by $17.7 million or 13.6%. The increase in wholesale net sales was driven by growth in both the United States and International locations of the wholesale segment.

Net sales for the three months ended October 31, 2012 in the United States location of the wholesale segment were $74.3 million, above the prior year period by $13.2 million or 21.7%, driven by sales increases in both the accessible luxury and licensed brand categories. Net sales in the accessible luxury category were above prior year by $9.1 million, or 23.2%, primarily due to strong sell-through in the Company’s distribution channels, higher sales of the Movado BOLD collection and continued focus and investment in marketing and advertising. Net sales in the accessible luxury category included sales of the newly styled ESQ collection branded “ESQ Movado” which launched in the current period. Net sales in the licensed brand category were above the prior year period by $4.4 million, or 23.1%, primarily due to increased demand driven by innovative product designs and key price points that are resonating well with customers. The net sales in the luxury category for the three months ended October 31, 2012 were $1.0 million which were relatively flat when compared to the prior year period.

Net sales for the three months ended October 31, 2012 in the International location of the wholesale segment were $73.0 million, above the prior year period by $4.5 million or 6.5%, driven by a sales increase in the licensed brand and accessible luxury categories, partially offset by a sales decrease in the luxury brand category. Net sales in the licensed brand category were above the prior year period by $4.3 million, or 9.8%, primarily due to continued growth in existing markets resulting from higher demand, as well as new market expansion. Net sales in the accessible luxury category were above the prior year period by $2.8 million, or 25.8%, primarily due to continued growth in existing markets resulting from higher demand, as well as new market expansion and sales of the newly styled ESQ collection branded “ESQ Movado” which launched in the current period. Net sales in the luxury category were below the prior year period by $2.5 million, or 21.3% primarily due to the category being less promotional when compared to the prior year period. For the three months ended October 31, 2012, fluctuations in foreign currency exchange rates unfavorably impacted net sales by $2.9 million when compared to the prior year period.

Net sales for the three months ended October 31, 2012 in the Retail segment were $12.9 million, which were relatively flat when compared to the prior year period. As of October 31, 2012 and 2011, the Company operated 33 outlet stores.

Gross Profit. Gross profit for the three months ended October 31, 2012 was $90.4 million or 56.4% of net sales as compared to $81.0 million or 56.8% of net sales for the three months ended October 31, 2011. The increase in gross profit of $9.4 million was primarily due to higher net sales partially offset by a lower gross margin percentage achieved. The gross margin percentage for the three months ended October 31, 2012 was unfavorably impacted by approximately 110 basis points due to a shift in channel and product mix. When compared to the prior year period, the gross margin for the three months ended October 31, 2012 was favorably impacted by approximately 60 basis points due to fluctuations in foreign currency exchange rates. Additionally, the gross margin percentage for the three months ended October 31, 2012 was favorably impacted by approximately 10 basis points resulting from leverage gained on certain fixed costs due to the increase in sales volume year-over-year.

Selling, General and Administrative (“SG&A”). SG&A expenses for the three months ended October 31, 2012 were $65.4 million, representing an increase of $3.5 million or 5.7%. The increase in SG&A expenses included a $3.0 million charitable contribution to the Movado Group Foundation and higher compensation and benefit expense of $2.3 million recorded during the current year period resulting from higher performance-based compensation, separation agreements, higher headcount and salary increases. Higher marketing expense of $1.3 million was recorded during the current year period due to the Company’s decision to increase spending to drive sales growth. These increases in SG&A expenses were partially offset by the effect of fluctuations in foreign currency exchange rates which favorably impacted SG&A expenses for the three months ended October 31, 2012 by $2.0 million, of which $1.1 million was the result of decreases from the translation of foreign subsidiary results and $0.9 million was the result of lower transactional losses recorded year-over-year. These increases in SG&A expenses were also partially offset by $0.6 million of lower bad debt expenses and $0.5 million of tradeshow related expenses.

Wholesale Operating Income. Operating income of $22.8 million and $17.4 million was recorded in the wholesale segment for the three months ended October 31, 2012 and 2011, respectively. The $5.4 million increase in operating income was the result of an increase in gross profit of $9.1 million, partially offset by an increase in SG&A expenses of $3.7 million. The increase in SG&A expenses included a $3.0 million charitable contribution to the Movado Group Foundation and higher compensation and benefit expense of $2.3 million recorded during the current year period resulting from higher performance-based compensation, separation agreements, higher headcount and salary increases. Higher marketing expense of $1.3 million was recorded during the current year period due to the Company’s decision to increase spending to drive sales growth. These increases in SG&A expenses were partially offset by the effect of fluctuations in foreign currency exchange rates which favorably impacted SG&A expenses for the three months ended October 31, 2012 by $2.0 million, of which $1.1 million was the result of decreases from the translation of foreign subsidiary results and $0.9 million was the result of lower transactional losses recorded year-over-year. These increases in SG&A expenses were also partially offset by $0.6 million of lower bad debt expenses and $0.5 million of tradeshow related expenses.

Retail Operating Income. Operating income of $2.2 million and $1.7 million was recorded in the retail segment for the three months ended October 31, 2012 and 2011, respectively. The $0.5 million increase in operating income was the result of an increase in gross profit of $0.3 million and a decrease in SG&A expenses of $0.2 million. The increase in gross profit of $0.3 million was primarily attributed to higher gross margin percentage achieved. The decrease in SG&A expenses of $0.2 million was primarily due to the closing in the current year of the Movado brand flagship store located at Rockefeller Center in New York City.

Interest Expense. Interest expense for the three months ended October 31, 2012 and 2011 was $0.1 million and $0.3 million, respectively, which primarily consisted of the amortization of deferred financing costs.

Interest Income. Interest income for both three months ended October 31, 2012 and 2011 was immaterial.

Income Taxes. The Company recorded a tax benefit of $9.9 million and a tax expense of $2.1 million for the three months ended October 31, 2012 and 2011, respectively. The three months ended October 31, 2012 included a tax benefit of $19.4 million attributable to the reversal of a majority of the valuation allowance on the U.S. net deferred tax assets. The remaining valuation allowance of $2.8 million represents the portion of the Company’s deferred tax assets for state net operating losses that management estimates will not be realized in the future. The effective tax rate for the three months ended October 31, 2012 was -39.5%. The effective tax rate for the three months ended October 31, 2011 was 11.0%. The effective tax rates for both periods include the application of guidelines related to accounting for income taxes in interim periods. The fluctuation in the effective tax rate is also due to a shift in the mix of global pre-tax financial results.

Net Income Attributed to Movado Group, Inc. For the three months ended October 31, 2012, the Company recorded net income of $34.5 million, compared to net income of $16.4 million recorded for the three months ended October 31, 2011.

Results of operations for the nine months ended October 31, 2012 as compared to the nine months ended October 31, 2011

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Nine Months Ended October 31,
	2012	2011
Wholesale:
United States	$161,400	$137,401
International	183,852	171,530

Total Wholesale	345,252	308,931

Retail	36,632	36,776

Net Sales	$381,884	$345,707

Net sales for the nine months ended October 31, 2012 were $381.9 million, above prior year by $36.2 million or 10.5%. For the nine months ended October 31, 2012, fluctuations in foreign currency exchange rates unfavorably impacted net sales by $7.7 million when compared to the prior year period.

Net sales for the nine months ended October 31, 2012 in the wholesale segment were $345.3 million, above the prior year period by $36.3 million or 11.8%. The increase in wholesale net sales was driven by growth in both the United States and International locations of the wholesale segment.

Net sales for the nine months ended October 31, 2012 in the United States location of the wholesale segment were $161.4 million, above the prior year period by $24.0 million or 17.5%, driven by sales increases in both the accessible luxury and licensed brand categories. Net sales in the accessible luxury category were above prior year by $14.4 million, or 16.7%, primarily due to strong sell-through in the Company’s distribution channels, higher sales of the Movado BOLD and Museum collections and the continued focus and investment in marketing and advertising. For the nine months ended October 31, 2012 net sales in the accessible luxury category included sales of the newly styled ESQ collection branded “ESQ Movado” which launched during the three months ended October 31, 2012, were more than offset by lower sales of the ESQ by Movado brand collection in the first half of the year. This was pursuant to the Company’s strategy to minimize non-go forward inventory and maximize go-forward inventory at the retail level. Net sales in the licensed brand category were above the prior year period by $10.5 million, or 24.8%, primarily due to increased demand driven by innovative product designs and key price points that are resonating well with customers. These sales increases were partially offset by lower net sales in the luxury category of $0.1 million when compared to the prior year.

Net sales for the nine months ended October 31, 2012 in the International location of the wholesale segment were $183.9 million, above the prior year period by $12.3 million or 7.2%, driven by sales increases in the licensed brand and accessible luxury brand categories, partially offset by a sales decrease in the luxury brand category. Net sales in the licensed brand category were above the prior year period by $19.2 million, or 17.9%, primarily due to continued growth in existing markets resulting from higher demand, as well as new market expansion. Net sales in the accessible luxury category were above the prior year period by $1.9 million, or 6.9%, primarily due to continued growth in existing markets resulting from higher demand, as well as new market expansion and sales of the newly styled ESQ collection branded “ESQ Movado” which launched in the current three month period. Net sales in the luxury category were below the prior year period by $7.7 million, or

26.8% primarily due to the category being less promotional when compared to the prior year. For the nine months ended October 31, 2012, fluctuations in foreign currency exchange rates unfavorably impacted net sales by $7.7 million when compared to the prior year.

Net sales for the nine months ended October 31, 2012 in the Retail segment were $36.6 million, which were relatively flat in comparison to prior year. As of October 31, 2012 and 2011, the Company operated 33 outlet stores.

Gross Profit. Gross profit for the nine months ended October 31, 2012 was $215.2 million or 56.4% of net sales as compared to $190.6 million or 55.1% of net sales for the nine months ended October 31, 2011. The increase in gross profit of $24.6 million was primarily due to higher net sales and, to a lesser extent, the higher gross margin percentage achieved. The gross margin percentage for the nine months ended October 31, 2012 was favorably impacted by approximately 110 basis points due to a shift in channel and product mix and approximately 50 basis points resulting from reductions in and leverage gained on certain fixed costs due to the increase in sales volume year-over-year. Additionally, the gross margin for the nine months ended October 31, 2012 was unfavorably impacted by approximately 30 basis points due to fluctuations in foreign currency exchange rates.

Selling, General and Administrative (“SG&A”). SG&A expenses for the nine months ended October 31, 2012 were $171.0 million, representing an increase of $6.1 million or 3.7%. The increase in SG&A expense included higher compensation and benefit expense of $7.1 million recorded during the current year resulting from higher performance-based compensation, separation agreements, higher headcount and salary increases. The increase in SG&A expenses included a $3.0 million charitable contribution to the Movado Group Foundation. Additionally, higher marketing expense of $1.7 million was recorded during the current year resulting from the Company’s decision to continue investment in this area to drive sales growth. These increases in SG&A expenses were partially offset by the effect of fluctuations in foreign currency exchange rates which favorably impacted SG&A expenses for the nine months ended October 31, 2012 by $5.0 million, of which $2.6 million was the result of lower transactional losses recorded year-over-year and $2.4 million was the result of decreases from the translation of foreign subsidiary results. These increases in SG&A expenses were also partially offset by $0.5 million of lower bad debt expenses.

Wholesale Operating Income. Operating income of $37.7 million and $21.2 million was recorded in the wholesale segment for the nine months ended October 31, 2012 and 2011, respectively. The $16.5 million increase in operating income was the net result of an increase in gross profit of $23.1 million, partially offset by an increase in SG&A expenses of $6.6 million. The increase in gross profit of $23.1 million was primarily due to higher net sales and, to a lesser extent, the higher gross margin percentage achieved. The increase in SG&A expense included higher compensation and benefit expense of $7.1 million recorded during the current year resulting from higher performance-based compensation, separation agreements, higher headcount and salary increases. The increase in SG&A expenses included a $3.0 million charitable contribution to the Movado Group Foundation. Additionally, higher marketing expenses of $1.7 million were recorded during the current year resulting from the Company’s decision to continue investment in this area to drive sales growth. These increases in SG&A expenses were partially offset by the effect of fluctuations in foreign currency exchange rates which favorably impacted SG&A expenses for the nine months ended October 31, 2012 by $5.0 million, of which $2.6 million was the result of lower transactional losses recorded year-over-year and $2.4 million was the result of decreases from the translation of foreign subsidiary results. These increases in SG&A expenses were also partially offset by $0.5 million of lower bad debt expenses.

Retail Operating Income. Operating income of $6.6 million and $4.6 million was recorded in the retail segment for the nine months ended October 31, 2012 and 2011, respectively. The $2.0 million increase in operating income was the result of an increase in gross profit of $1.5 million and a decrease in SG&A expenses of $0.5 million. The increase in gross profit of $1.5 million was primarily attributed to higher gross margin percentage achieved. The decrease in SG&A expenses of $0.5 million was primarily due to the closing in the current year of the Movado brand flagship store located at Rockefeller Center in New York City.

Other Income. The Company recorded other income of $0.7 million for the nine months ended October 31, 2011 resulting from the pre-tax gain on the sale of a building.

Interest Expense. Interest expense for the nine months ended October 31, 2012 and 2011 was $0.3 million and $1.0 million, respectively, which primarily consisted of the amortization of deferred financing costs.

Interest Income. Interest income for both nine months ended October 31, 2012 and 2011 was immaterial.

Income Taxes. The Company recorded a tax benefit of $5.7 million and a tax expense of $3.7 million for the nine months ended October 31, 2012 and 2011, respectively. The nine months ended October 31, 2012 included a tax benefit of $19.4 million attributable to the reversal of a majority of the valuation allowance on the U.S. net deferred tax assets. The remaining valuation allowance of $2.8 million represents the portion of the Company’s deferred tax assets for state net operating losses that management estimates will not be realized in the future. The effective tax rate for the nine months ended October 31, 2012 was -13.0%. The effective tax rate for the nine months ended October 31, 2011 was 14.3%. The effective tax rates for both periods include the application of guidelines related to accounting for income taxes in interim periods. The fluctuation in the effective tax rate is also due to a shift in the mix of global pre-tax financial results. The nine months ended October 31, 2012, included a $0.5 million discrete expense recorded in the current year for a contingent exposure relative to a recent foreign tax audit.

Net Income Attributed to Movado Group, Inc. For the nine months ended October 31, 2012, the Company recorded net income of $49.2 million, compared to net income of $21.3 million recorded for the nine months ended October 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2012 and October 31, 2011, the Company had $164.8 million and $138.0 million, respectively, of cash and cash equivalents, $124.8 million and $112.7 million of which consisted of cash and cash equivalents at the Company’s foreign subsidiaries, respectively. The majority of the foreign cash balances are associated with earnings that the Company has asserted are permanently reinvested, and which are required to support continued growth outside the U.S. through funding of capital expenditures, operating expenses and similar cash needs of the foreign operations. The Company intends to repatriate excess cash balances attributable to certain prior year earnings in Hong Kong and Switzerland, and has provided tax accordingly.

Cash provided by operating activities was $5.8 million and $32.7 million for the nine months ended October 31, 2012 and 2011, respectively. The $5.8 million of cash provided by operating activities for the fiscal 2013 period was primarily due to income from operations of $49.8 million, partially offset by the change in working capital of $34.6 million and unfavorable non-cash items of $9.0 million. The change in working capital of $34.6 million was primarily due to the increase of accounts receivables and an increase in inventory, partially offset by the pay down of liabilities. The $32.7 million of cash provided by operating activities for the fiscal 2012 period was primarily the result of net income for the period of $21.9 million and favorable non-cash items of $9.4 million.

Cash used in investing activities amounted to $6.8 million for the nine months ended October 31, 2012 and $3.5 million for the nine months ended October 31, 2011. The cash used during both periods consisted of capital expenditures which included integration of computer hardware and software, as well as spending for tooling and design. For the nine months ended October 31, 2012, the cash used in investing activities for capital expenditures also included spending related to the relocation of the Company’s Swiss offices. For the nine months ended October 31, 2011, the cash used in investing activities of $3.5 million also included proceeds from a sale of an asset held for sale of $1.2 million.

Cash used in financing activities amounted to $14.9 million and $1.8 million for the nine months ended October 31, 2012 and 2011, respectively, primarily to pay dividends.

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

Availability under the Facility is determined by reference to a borrowing base which is based on the sum of a percentage of eligible accounts receivable and eligible inventory of the Borrowers. $10.0 million in availability is blocked unless the Borrowers have achieved for the most recently ended four fiscal quarter period a consolidated fixed charge coverage ratio of at least 1.25 to 1.0 with domestic EBITDA greater than $10.0 million. The Borrowers are not currently subject to the availability block. The availability block, if applicable, will be reduced by the amount by which the borrowing base exceeds $25.0 million, up to a maximum reduction of $5.0 million. Availability under the Facility may be further reduced by certain reserves established by the Agent in its good faith credit judgment. The Second Amendment reduced the Lenders’ total commitment under the Loan Agreement from $55.0 million to $25.0 million and consequently availability was correspondingly reduced. As of October 31, 2012, total availability under the Facility, giving effect to an availability block of $0, no outstanding borrowings and the letters of credit outstanding under the subfacility, was $20.5 million.

The initial applicable margin for LIBOR rate loans was 4.25% and for base rate loans was 3.25%. After July 17, 2010, the applicable margins decreased or increased by 0.25% per annum from the initial applicable margins depending on whether average availability for the most recently completed fiscal quarter was either greater than $12.5 million, or was $5.0 million or less, respectively. The First Amendment reduced the applicable margins for both LIBOR rate loans and base rate loans by 1.25% and the Second Amendment further reduced the applicable margins by 0.75%. Accordingly, as of October 31, 2012 and based on current availability, the applicable margins were 2.00% and 1.00% for LIBOR and base rate loans, respectively.

After the date (the “Block Release Date”) when availability under the Facility is no longer subject to any blocked amount, if borrowing availability is less than $12.5 million, the Borrowers will be subject to a minimum fixed charge coverage ratio until such time as borrowing availability has been greater than $12.5 million for at least 90 consecutive days.

After the Block Release Date, cash dominion will be imposed if borrowing availability is less than $10.0 million and will continue until such time as borrowing availability has been greater than $10.0 million for at least 45 consecutive days. As of October 31, 2012, the Borrowers were not subject to cash dominion, nor do the Borrowers expect to be subject to such a requirement in the foreseeable future.

The Loan Agreement contains additional affirmative and negative covenants binding on the Borrowers and their subsidiaries that are customary for asset based facilities, including, but not limited to, restrictions and limitations on the incurrence of debt for borrowed money and liens, dispositions of assets, capital expenditures, dividends and other payments in respect of equity interests, the making of loans and equity investments, prepayments of subordinated and certain other debt, mergers, consolidations, liquidations and dissolutions, and transactions with affiliates. The Loan Agreement permits Borrowers to pay distributions as dividends and make share repurchases up to an aggregate of $150.0 million (less the amount of any charitable donations made by the Company which are permitted up to an aggregate amount of $14 million) and make acquisitions up to an aggregate of $50.0 million, as long as, at the time of such transaction, either (A) Borrowers have cash assets of at least $60.0 million with no revolver loans outstanding, or (B) (i) the consolidated fixed charge coverage ratio is at least 1.25 to 1.00, (ii) availability is greater than $12.5 million and (iii) positive EBITDA plus repatriated cash dividends minus restricted payments are greater than $0. The Company, as of October 31, 2012, was in compliance with these financial covenants and, therefore, that it is permitted to pay dividends. The Company presently expects that it will be able to pay any dividends declared through the remaining term of the Facility.

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

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. As of October 31, 2012 and 2011, these lines of credit totaled 10.0 million Swiss francs for both periods, with dollar equivalents of $10.7 million and $11.4 million, respectively. As of October 31, 2012 and 2011, there were no borrowings against these lines. As of October 31, 2012, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $2.3 million in various foreign currencies.

The Company paid dividends of $0.65 per share or approximately $16.3 million, for the nine months ended October 31, 2012. The Company paid dividends of $0.09 per share or approximately $2.2 million, for the nine months ended October 31, 2011.

The Company announced on November 27, 2012 that the Board of Directors approved the payment of a special cash dividend of $0.75 per share of the Company’s outstanding common stock and class A common stock. This dividend will be paid on December 21, 2012 to all shareholders of record on December 10, 2012.

On April 15, 2008, the Board authorized a program to repurchase up to one million shares of the Company’s common stock. Under this authorization, the Company has the option to repurchase shares over time, with the amount and timing of repurchases depending on market conditions and corporate needs. The Company entered into a Rule 10b5-1 plan to facilitate repurchases of its shares under this authorization. A Rule 10b5-1 plan permits a company to repurchase shares at times when it might otherwise be prevented from doing so, provided the plan is adopted when the company is not aware of material non-public information. The Company may suspend or discontinue the repurchase of stock at any time. Under this share repurchase program, the Company had repurchased a total of 937,360 shares of common stock in the open market during the first and second quarters of fiscal 2009 at a total cost of approximately $19.5 million or $20.79 average per share. During the nine months ended October 31, 2012, the Company did not repurchase shares of common stock under this program.

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

As of October 31, 2012, the Company’s entire net forward contracts hedging portfolio consisted of 39.0 million Swiss francs equivalent with various expiry dates ranging through April 19, 2013 compared to a portfolio of 27.0 million Swiss francs equivalent for various expiry dates ranging through April 25, 2012 as of October 31, 2011. If the Company were to settle its Swiss franc forward contracts at October 31, 2012, the net result would be a gain of $0.3 million, net of tax of $0.2 million. The Company had no Swiss franc option contracts related to cash flow hedges as of October 31, 2012 and 2011.

The Board authorized the hedging of the Company’s Swiss franc denominated investment in its wholly-owned Swiss subsidiaries using purchase options under certain limitations. These hedges are treated as net investment hedges under the relevant accounting guidance regarding derivative instruments. As of October 31, 2012 and 2011, the Company did not hold a purchased option hedge portfolio related to net investment hedging.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under its hedging program, the Company can purchase various commodity derivative instruments, primarily future contracts. These derivatives are documented as qualified cash flow hedges, and gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. The Company did not hold any future contracts in its gold hedge portfolio related to cash flow hedges as of October 31, 2012 and 2011, thus any changes in the gold price will have an equal effect on the Company’s cost of sales.

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

As of October 31, 2011, the Company’s commodity futures contracts consisted of approximately 600 ounces of gold equivalent with various expiry dates ranging through November 30, 2011. If the Company were to settle its commodity future contracts at October 31, 2011, the net result would be a loss of $0.1 million, net of tax benefit of $0.1 million. As of October 31, 2012, the Company did not hold any gold future contracts in its fair value hedge portfolio.

Debt and Interest Rate Risk

The Company has the capability to have certain debt obligations with variable interest rates, which are based on LIBOR plus a fixed additional interest rate. The Company does not hedge these interest rate risks. As of October 31, 2012, the Company had no outstanding debt. For additional information concerning potential changes to future interest obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the nine months ended October 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of October 31, 2012, there have been no material changes to any of the risk factors previously reported in the Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On April 15, 2008, the Board authorized a program to repurchase up to one million shares of the Company’s Common Stock. Under this authorization, the Company has the option to repurchase shares over time, with the amount and timing of repurchases depending on market conditions and corporate needs. The Company entered into a Rule 10b5-1 plan to facilitate repurchases of its shares under this authorization. A Rule 10b5-1 plan permits a company to repurchase shares at times when it might otherwise be prevented from doing so, provided the plan is adopted when the company is not aware of material non-public information. The Company may suspend or discontinue the repurchase of stock at any time. Under this share repurchase program, the Company had repurchased a total of 937,360 shares of Common Stock in the open market during the first and second quarters of fiscal year 2009 at a total cost of approximately $19.5 million or $20.79 per share. During the nine months ended October 31, 2012, the Company has not repurchased shares of Common Stock under this program.

An aggregate of 32,120 shares have been repurchased during the nine months ended October 31, 2012 as a result of the surrender of shares in connection with the vesting of certain restricted stock awards and stock options. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

The following table summarizes information about the Company’s purchases for the three month period ended October 31, 2012 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934:

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
August 1, 2012 – August 31, 2012	—	$—	—	62,640
September 1, 2012 – September 30, 2012	11,001	$35.00	—	62,640
October 1, 2012 – October 31, 2012	21,119	$33.77	—	62,640

Total	32,120	$34.19	—	62,640

Item 6.	Exhibits

10.1

Second Amendment entered into as of September 30, 2012 to Amended and Restated License Agreement dated September 16, 2009 between the Registrant, Swissam Products Limited and Tommy Hilfiger Licensing, LLC.*

10.2	Fourth Amendment dated as of September 28, 2012 to License Agreement dated as of November 15, 2005 by and between the Registrant and L.C. Licensing LLC.*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Movado Group, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2012, furnished with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income / (Loss); (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

*	Confidential portions of Exhibits 10.1 and 10.2 have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOVADO GROUP, INC.
(Registrant)

Dated: November 28, 2012	By:	/s/ Sallie A. DeMarsilis
Sallie A. DeMarsilis
Senior Vice President,
Chief Financial Officer and
Principal Accounting Officer