Form 10-K
period 2013-01-31
MOVADO GROUP INC
filed 2013-03-26
CIK 72573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For fiscal year ended January 31, 2013

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
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 31, 2012, was approximately $468,141,000 (based on the closing sale price of the registrant’s Common Stock on that date as reported on the New York Stock Exchange). For purposes of this computation, each share of Class A Common Stock is assumed to have the same market value as one share of Common Stock into which it is convertible and only shares of stock held by directors and executive officers were excluded.

The number of shares outstanding of the registrant’s Common Stock and Class A Common Stock as of March 19, 2013, were 18,807,729 and 6,632,967, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to registrant’s 2013 annual meeting of shareholders (the “Proxy Statement’’) are incorporated by reference in Part III hereof.

FORWARD-LOOKING STATEMENTS

Statements in this annual report on Form 10-K, including, without limitation, statements under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as statements in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, forecasts and projections about the Company, its future performance, the industry in which the Company operates and management’s assumptions. Words such as “expects”, “anticipates”, “targets”, “goals”, “projects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should” and variations of such words and similar expressions are also intended to identify such forward-looking statements. The Company cautions readers that forward-looking statements include, without limitation, those relating to the Company’s future business prospects, projected operating or financial results, revenues, working capital, liquidity, capital needs, plans for future operations, expectations regarding capital expenditures and operating expenses, effective tax rates, margins, interest costs, and income as well as assumptions relating to the foregoing. Forward-looking statements are subject to certain risks and uncertainties, some of which cannot be predicted or quantified. Actual results and future events could differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission (the “SEC”) including, without limitation, the following: general economic and business conditions which may impact disposable income of consumers in the United States and the other significant markets (including Europe) where the Company’s products are sold, uncertainty regarding such economic and business conditions, trends in consumer debt levels and bad debt write-offs, general uncertainty related to possible terrorist attacks, natural disasters, the stability of the European Union and defaults on or downgrades of sovereign debt and the impact of any of those events on consumer spending, changes in consumer preferences and popularity of particular designs, new product development and introduction, competitive products and pricing, seasonality, availability of alternative sources of supply in the case of the loss of any significant supplier or any supplier’s inability to fulfill the Company’s orders, the loss of or curtailed sales to significant customers, the Company’s dependence on key employees and officers, the ability to successfully integrate the operations of acquired businesses without disruption to other business activities, the continuation of licensing arrangements with third parties, the ability to secure and protect trademarks, patents and other intellectual property rights, the ability to lease new stores on suitable terms in desired markets and to complete construction on a timely basis, potential effects of economic and currency instability in Europe and countries using the Euro as their functional currency, the ability of the Company to successfully manage its expenses on a continuing basis, the continued availability to the Company of financing and credit on favorable terms, business disruptions, disease, general risks associated with doing business outside the United States including, without limitation, import duties, tariffs, quotas, political and economic stability, and success of hedging strategies with respect to currency exchange rate fluctuations.

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

Movado Group, Inc. designs, sources, markets and distributes fine watches. Its portfolio of brands is currently comprised of Coach® Watches, Concord®, Ebel®, ESQ® Movado, Scuderia Ferrari® Watches, HUGO BOSS® Watches, Juicy Couture® Watches, Lacoste® Watches, Movado®, and Tommy Hilfiger® Watches. The Company is a leader in the design, development, marketing and distribution of watch brands sold in almost every major category comprising the watch industry.

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

The following table sets forth the brands licensed by the Company and the year in which the Company launched each licensed brand for watches.

Brand	Licensor	Year Launched

ESQ	Hearst Communication, Inc.	1993

Coach	Coach, Inc.	1999

Tommy Hilfiger	Tommy Hilfiger Licensing LLC	2001

HUGO BOSS	HUGO BOSS Trade Mark Management GmbH & Co KG	2006

Juicy Couture	L.C. Licensing, Inc.	2007

Lacoste	Lacoste S.A., Sporloisirs S.A. and Lacoste Alligator S.A.	2007

Scuderia Ferrari	Ferrari S.p.A.	2013*

*The Company expects to make the first sales of Scuderia Ferrari watches in 2013.

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

On March 22, 2012, the Company entered into an exclusive worldwide license agreement with Ferrari S.p.A. to use certain well known trademarks of Ferrari including the S.F. and Prancing Horse device in shield, FERRARI OFFICIAL LICENSED PRODUCT and SCUDERIA FERRARI, in connection with the manufacture, advertising, merchandising, promotion, sale and distribution of watches with a suggested retail price not exceeding €1,500. The current term of the license is through December 31, 2017.

On March 23, 2012, the Company donated $3.0 million to the Movado Group Foundation, which consisted of $2.2 million in the form of shares of the Company’s common stock issued out of treasury, and $0.8 million in cash. This expense was recorded in the fourth quarter of fiscal 2012.

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

On November 26, 2012, the Company donated $3.0 million to the Movado Group Foundation, which consisted of $2.7 million in the form of shares of the Company’s common stock issued out of treasury, and $0.3 million in cash. This expense was recorded in the fourth quarter of fiscal 2013.

On November 27, 2012, the Board approved the payment of a cash dividend on December 21, 2012 in the amount of $0.05 per share of the Company’s outstanding common stock and class A common stock held by shareholders of record as of the close of business on December 10, 2012.

On November 27, 2012, the Board of Directors approved the payment of a special cash dividend of $0.75 per share of the Company’s outstanding common stock and class A common stock. This dividend was paid on December 21, 2012 to all shareholders of record on December 10, 2012.

On January 30, 2013, Movado Group, Inc. and Swico Limited, an English company (“Swico”), voluntarily terminated the joint venture agreement they had entered into on May 11, 2007 (the “JV Agreement”) relating to MGS Distribution Limited, an English company (“MGS”). Under the JV Agreement, the Company and Swico owned 51% and 49%, respectively, of the issued and outstanding shares of MGS which was formed to distribute the Company’s licensed watch brands in the United Kingdom. The mutual agreement to terminate the JV Agreement was the result of the Company acquiring additional shares in MGS from Swico, thereby increasing its ownership interest in MGS to 90%. Henceforth the Company will manage MGS as a wholly owned subsidiary, with Swico continuing to provide logistical support and after-sale service for the brands distributed by MGS in the U.K. which, in addition to the Company’s licensed brands, will now also include Movado and Ebel watches.

On March 20, 2013, the Board approved the payment of a cash dividend on April 16, 2013 in the amount of $0.05 per share of the Company’s outstanding common stock and class A common stock held by shareholders of record as of the close of business on April 2, 2013. However, the decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

On March 20, 2013, the Board approved a share repurchase program under which the Company may purchase up to $50 million of its outstanding common shares from time to time, depending on market conditions, share price and other factors. The authorization expires on January 31, 2016, and the Company may purchase shares of its common stock through open market purchases, block trades or otherwise. The shares will be purchased primarily to mitigate the dilutive impact of equity grants during the course of the next few years. Therefore, the Company does not expect the share repurchase program to have a significant impact on the weighted average of shares outstanding for fiscal 2014.

INDUSTRY OVERVIEW

The largest markets for watches are North America, Europe and Asia. The Company divides the watch market into six principal categories as set forth in the following table.

Market Category	Suggested Retail Price Range	Primary Category of Movado Group, Inc. Brands

Exclusive	$10,000 and over	-
Luxury	$2,000 to $9,999	Concord and Ebel
Accessible Luxury	$500 to $2,499	Movado
Moderate and Fashion	$75 to $500	ESQ, Coach, HUGO BOSS, Juicy Couture, Tommy Hilfiger, Scuderia Ferrari and Lacoste
Mass Market	Less than $75	-

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

Luxury Watches

Luxury watches are either quartz-analog watches or mechanical watches. These watches typically are made with either 14 or 18 karat gold, stainless steel or a combination of gold and stainless steel, ceramic and are occasionally set with precious gems. Luxury watches are primarily manufactured in Switzerland. In addition to a majority of the Company’s Ebel and Concord watches, well-known brand names of luxury watches include Baume & Mercier, Breitling, Cartier, Omega, Rolex and TAG Heuer.

Accessible Luxury Watches

The majority of accessible luxury watches are quartz-analog watches. These watches typically are made with gold finish, stainless steel, ceramic or a combination of gold finish and stainless steel. Premium watches are manufactured primarily in Switzerland, although some are manufactured in Asia. In addition to a majority of the Company’s Movado watches, well-known brand names of premium watches include Gucci, Rado, Michele and Raymond Weil.

Moderate and Fashion Watches

Most moderate and fashion watches are quartz-analog watches. Moderate and fashion watches are manufactured primarily in Asia and Switzerland. These watches typically are made with gold finish, stainless steel, brass, plastic or a combination of gold finish and stainless steel. In addition to the Company’s ESQ, Coach, HUGO BOSS, Juicy Couture, Tommy Hilfiger and Lacoste brands, well-known brand names of watches in the moderate category include Anne Klein, Bulova, Citizen, Fossil, Guess, Seiko, Michael Kors, Swatch and Wittnauer.

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

Concord

Concord was founded in 1908 in Bienne, Switzerland. Concord watches have Swiss movements and are made with solid 18 karat gold, stainless steel or a combination of 18 karat gold and stainless steel.

Ebel

The Ebel brand was established in La Chaux-de-Fonds, Switzerland in 1911. Since acquiring Ebel, Movado Group has returned Ebel to its roots as the “Architects of Time” through its product development, marketing initiatives and global advertising campaigns. All Ebel watches feature Swiss movements and are made with solid 18 karat gold, stainless steel or a combination of 18 karat gold, rose gold, ceramic and stainless steel. The Company has designed new leadership products which were introduced late in fiscal 2013 to further Ebel’s product positioning.

ESQ Movado

ESQ competes in the entry level Swiss watch category and is defined by bold sport and fashion designs. In fiscal 2010, the Company began to market the brand as ESQ by Movado. In fiscal 2013, the Company began to market the brand as ESQ Movado. All ESQ watches contain Swiss movements and are made with stainless steel, gold finish or a combination of stainless steel and gold finish, with leather straps, stainless steel bracelets or gold finish bracelets.

Scuderia Ferrari Watches

Asserting Scuderia Ferrari’s proud racing heritage and Italian pedigree, Movado Group’s Scuderia Ferrari watch collection for men and women brings the unparalleled excitement and distinctive style of the time honored racing team to fans around the world. The collection will begin selling early fiscal 2014.

HUGO BOSS Watches

HUGO BOSS is a global market leader in the world of fashion. The HUGO BOSS watch collection is an extension of the parent brand and includes classy, sporty, elegant and fashion timepieces with distinctive features, giving this collection a strong and coherent identity.

Juicy Couture Timepieces

Juicy Couture is a lifestyle brand that delivers sophisticated, yet fun fashion for women, men and children. Juicy Couture timepieces reflect the brand’s clear vision, unique identity in the upscale contemporary category, encompassing both trend-right and core styling contemporary watches.

Lacoste Watches

The Lacoste watch collection embraces the Lacoste lifestyle proposition which encompasses elegance, refinement and comfort, as well as a dedication to quality and innovation. Mirroring key attributes of the Lacoste brand, the collection features stylish timepieces with a contemporary sport elegant feel.

Movado

Founded in 1881 in La Chaux-de-Fonds, Switzerland, Movado is an icon of modern design. Today the brand includes a line of watches, inspired by the simplicity of the Bauhaus movement, including the world famous Movado Museum watch and a number of other watch collections with more traditional dial designs. The design for the Movado Museum watch was the first watch design chosen by the Museum of Modern Art for its permanent collection. It has since been honored by other museums throughout the world. The Movado brand also includes Series 800, a sport watch collection that incorporates Movado quality and craftsmanship with the characteristics of a true sport watch as well as Movado BOLD, an innovative collection introduced in late fiscal 2011, manufactured from high-tech composite materials and priced to be accessible to a more fashion-forward youthful customer. Movado watches have Swiss movements and are made with 14 or 18 karat gold, 18 karat gold finish, stainless steel, ceramic or a combination of 18 karat gold finish and stainless steel.

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

MARKETING

The Company’s marketing strategy is to communicate a consistent, brand-specific message to the consumer. Recognizing that advertising is an integral component to the successful marketing of its product offerings, the Company devotes significant resources to advertising and, since 1972, has maintained its own in-house advertising department which focuses primarily on the implementation and management of global marketing and advertising strategies for each of the Company’s brands, ensuring consistency of presentation. The Company utilizes outside agencies for the creative development of advertising campaigns which are developed individually for each of the Company’s brands and are directed primarily to the end consumer rather than to trade customers. The Company’s advertising targets consumers with particular demographic characteristics appropriate to the image and price range of each brand. Most Company advertising is placed in magazines and other print media but some is also created for radio and television campaigns, online, catalogs, outdoor and other promotional materials. Marketing expenses, which increased in dollars each year, totaled 13.5%, 13.7% and 15.4% of net sales in fiscal 2013, 2012 and 2011, respectively.

OPERATING SEGMENTS

The Company conducts its business primarily in two operating segments: Wholesale and Retail. For operating segment data and geographic segment data for the years ended January 31, 2013, 2012 and 2011, see Note 14 to the Consolidated Financial Statements regarding Segment Information.

The Company’s wholesale segment includes the design, development, sourcing, marketing and distribution of high quality watches, unallocated corporate expenses, in addition to after-sales service activities and shipping. The retail segment includes the Company’s outlet stores and, until February 14, 2012, also included the Movado brand flagship store located at Rockefeller Center in New York City. Effective February 14, 2012 the Movado brand flagship store located at Rockefeller Center in New York City closed, as the Company did not renew its lease.

The Company divides its business into two major geographic locations: United States operations, and International, which includes the results of all other Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s international operations are principally conducted in Europe, the Americas (excluding U.S.), Asia and the Middle East which account for 17.1%, 12.0%, 9.4% and 7.3%, respectively, of the Company’s total net sales for fiscal 2013. Substantially all of the Company’s international assets are located in Switzerland.

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

International Wholesale

Internationally, the Company’s brands are sold in department stores such as El Cortes Ingles in Spain and Galeries Lafayette in France, jewelry chain stores such as Christ in Switzerland and Germany and independent jewelers. The Company employs its own international sales force operating at the Company’s sales and distribution offices in Canada, China, France, Germany, Hong Kong, Singapore, Switzerland, the United Kingdom and the United Arab Emirates. In addition, the Company sells all of its brands other than ESQ through a network of independent distributors operating in numerous countries around the world. Distribution of ESQ watches, which outside of the United States are sold primarily in

Canada and the Caribbean, is handled by the Company’s Canadian subsidiary and Caribbean based sales teams. A majority of the Company’s arrangements with its international distributors are long-term, generally require certain minimum purchases and minimum advertising expenditures and restrict the distributor from selling competitive products.

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

In the UK, the Company signed a joint venture agreement (the “JV Agreement”) on May 11, 2007, with Swico Limited (“Swico”), an English company with established distribution, marketing and sales operations in the UK. Swico had been the Company’s exclusive distributor of HUGO BOSS watches in the UK since 2005. Under the JV Agreement, the Company and Swico controlled 51% and 49%, respectively, of MGS Distribution Limited, an English company (“MGS”) responsible for the marketing, distribution and sale in the UK of the Company’s licensed brands. On January 30, 2013, a mutual agreement was reached by the Company and Swico to terminate the JV Agreement. This resulted in the Company acquiring additional shares in MGS from Swico, thereby increasing its ownership interest in MGS to 90%. Henceforth the Company will manage MGS as a wholly owned subsidiary, with Swico continuing to provide logistical support and after-sale service for the brands distributed by MGS in the U.K. which, in addition to the Company’s licensed brands, will now also include Movado and Ebel watches.

Retail

The Company’s subsidiary, Movado Retail Group, Inc., operates 34 outlet stores located in outlet centers across the United States, which serve as an effective vehicle to sell discontinued models and factory seconds of all of the Company’s watches. Until February 14, 2012, the Company operated a Movado brand flagship store, located at Rockefeller Center in New York City, which was merchandised with select models of Movado watches. That store closed, as the Company did not renew its lease.

SEASONALITY

The Company’s U.S. sales are traditionally greater during the Christmas and holiday season. Consequently, the Company’s net sales historically have been higher during the second half of a fiscal year. The amount of net sales and operating profit generated during the second half of each fiscal year depends upon the general level of retail sales during the Christmas and holiday season, as well as economic conditions and other factors beyond the Company’s control. Major selling seasons in certain international markets center on significant local holidays that occur in late winter or early spring. The second half of each year accounted for 56.1%, 56.6%, and 58.6% of the Company’s net sales for the fiscal years ended January 31, 2013, 2012, and 2011, respectively.

BACKLOG

At March 14, 2013, the Company had unfilled orders of $35.7 million compared to $31.5 million at March 15, 2012 and $32.1 million at March 25, 2011. Unfilled orders include both confirmed orders and orders the Company believes will be confirmed based on the historic experience with the customers. It is customary for many of the Company’s customers not to confirm their future orders with formal purchase orders until shortly before their desired delivery dates.

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

SOURCING, PRODUCTION AND QUALITY

The Company does not manufacture any of the products it sells. The Company employs a flexible manufacturing model that relies on independent manufacturers to meet shifts in marketplace demand and changes in consumer preferences. All product sources must achieve and maintain the Company’s high quality standards and specifications. With strong supply chain organizations in Switzerland, China and Hong Kong, the Company maintains control over the quality of its products, wherever they are manufactured. Compliance is monitored with strictly implemented quality control standards, including on-site quality inspections.

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

Movado (with the exception of Movado BOLD), Ebel and Concord watches are manufactured in Switzerland by independent third party assemblers. All Movado, ESQ, Ebel and Concord watches are manufactured using Swiss movements. All the Company’s products are manufactured using components obtained from third party suppliers. ESQ and Movado BOLD watches are manufactured by independent contractors in Asia using Swiss movements. Coach, Tommy Hilfiger, HUGO BOSS, Juicy Couture, Scuderia Ferrari and Lacoste watches are manufactured by independent contractors in Asia.

TRADEMARKS, PATENTS AND LICENSE AGREEMENTS

The Company owns the trademarks CONCORD®, EBEL® and MOVADO®, as well as trademarks for the Movado Museum dial design, and related trademarks for watches and jewelry in the United States and in numerous other countries.

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

Under an amended and restated license agreement with Tommy Hilfiger Licensing LLC dated September 16, 2009 (as amended the “Tommy Hilfiger License Agreement”), the Company has the exclusive license to use the trademark TOMMY HILFIGER® and related trademarks in connection with the manufacture of watches worldwide and in connection with the marketing, advertising, sale and distribution of watches at wholesale (and at retail through its outlet stores) worldwide (excluding certain accounts in Japan). The term of the Tommy Hilfiger License Agreement expires March 31, 2014 and may be extended by the Company for an additional five years ending on March 31, 2019, subject to the satisfaction of minimum sales requirements and approval of a new business plan.

On March 5, 2012, the Company entered into an amended and restated license agreement with HUGO BOSS Trade Mark Management GmbH & Co. (the “Hugo Boss License Agreement”), extending the term and making certain other changes to the license agreement originally entered by the parties on December 15, 2004, under which the Company received a worldwide exclusive license to use the trademark HUGO BOSS® and any other trademarks containing the names “HUGO” or “BOSS”, in connection with the production, promotion and sale of watches. The term of the Hugo Boss License Agreement continues through December 31, 2018.

On November 15, 2005, the Company entered into a license agreement with L.C. Licensing, Inc., for the exclusive worldwide license to use the trademarks JUICY COUTURE® and COUTURE COUTURE LOS ANGELES™, in connection with the manufacture, advertising, merchandising, promotion, sale and distribution of timepieces and components (as amended, the “Juicy Couture License Agreement”) . The current term of the Juicy Couture License Agreement is through December 31, 2016.

On March 27, 2006, the Company entered into an exclusive worldwide license agreement with Lacoste S.A., Sporloisirs, S.A. and Lacoste Alligator, S.A. to design, produce, market and distribute Lacoste watches under the Lacoste® name and the distinctive “alligator” logo beginning in the first half of 2007 (as amended, the “Lacoste License Agreement”) . The Lacoste License Agreement continues through December 31, 2014 and renews automatically for successive five year periods unless either party notifies the other of non-renewal at least six months before the end of the initial term or any renewal period.

On March 22, 2012, the Company entered into an exclusive worldwide license agreement with Ferrari S.p.A. to use certain well known trademarks of Ferrari including the S.F. and Prancing Horse device in shield, FERRARI OFFICIAL LICENSED PRODUCT and SCUDERIA FERRARI, in connection with the manufacture, advertising, merchandising, promotion, sale and distribution of watches with a suggested retail price not exceeding €1,500 (the “Ferrari License Agreement”). The current term of the Ferrari License Agreement is through December 31, 2017.

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

EMPLOYEES

As of January 31, 2013, the Company had approximately 1,100 full-time employees in its global operations. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement. The Company has never experienced a work stoppage due to labor difficulties and believes that its employee relations are good.

AVAILABLE INFORMATION

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Company’s website, located at www.movadogroup.com, as soon as reasonably practicable after the same are electronically filed with, or furnished to, the SEC. The public may read any materials filed by the Company with the SEC at the SEC’s public reference room at 100 F. Street, N.E., Washington, D.C., 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding the Company at www.sec.gov.

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

The Company has the right to produce, market and distribute watches under the brand names of ESQ, Coach, Tommy Hilfiger, HUGO BOSS, Juicy Couture, Scuderia Ferrari and Lacoste pursuant to license agreements with the respective owners of those trademarks. There are certain minimum royalty payments as well as other requirements associated with these agreements. Failure to meet any of these requirements could result in the loss of the license. Additionally, after the term of any license agreement has concluded, the licensor may decide not to renew with the Company. For the fiscal year ended January 31, 2013, the above mentioned licensed brands represented approximately 45% of the Company’s net sales. No individual licensed brand represented net sales greater than 20% of the Company’s total consolidated net sales. The loss of one or more of the Company’s licenses could result in loss of future revenues which could adversely affect its financial condition.

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

The Company’s sales are seasonal by nature. The Company’s U.S. sales are traditionally greater during the Christmas and holiday season. Internationally, major selling seasons center on significant local holidays that occur in late winter or early spring. The amount of net sales and operating income generated during these seasons depends upon the general level of retail sales at such times, as well as economic conditions and other factors beyond the Company’s control. The second half of each year accounted for 56.1%, 56.6%, and 58.6% of the Company’s net sales for the fiscal years ended January 31, 2013, 2012, and 2011, respectively. If events or circumstances were to occur that negatively impact consumer spending during such holiday seasons, it could have a material adverse effect on the Company’s sales, profitability and results of operations.

Sales in the Company’s retail stores are dependent upon customer foot traffic.

The success of the Company’s retail stores is, to a certain extent, dependent upon the amount of customer foot traffic generated by the outlet center in which those stores are located. Most of the Company’s outlet stores are located near vacation destinations.

Factors that can affect customer foot traffic include:

—	decline in customer discretionary spending;
—	the location of the outlet center;
—	the location of the Company’s store within the outlet center;
—	the other tenants in the outlet center;
—	the occupancy rate of the outlet center;
—	the success of the outlet center and tenant advertising to attract customers;
—	increased competition in areas surrounding the outlet center; and
—	increased competition from shopping over the internet and other alternatives such as mail-order.

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

The Company’s outlet stores are strategically located in top outlet centers in the United States, most of which are located near vacation destinations. If the Company cannot maintain and secure locations in prime outlet centers for its outlet stores, it could jeopardize the operations of the stores and business plans for the future. Additionally, if the Company cannot complete construction in new stores within the planned timeframes, cost overruns and lost revenue could adversely affect the profitability of the retail segment. The Company on average plans for two to three new stores or renovations per fiscal year. The average time required to build-out or renovate each store and open it after delivery of possession is generally less than 60 days.

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

Some of the Company’s higher-end watch offerings are made with materials such as diamonds, precious metals and gold. The Company relies on independent contractors to manufacture and assemble the majority of its watch brands. A significant change in the prices of these commodities or the cost of third-party labor could adversely affect the Company’s business by:

—	reducing gross profit margins;
—	forcing an increase in suggested retail prices; which could lead to
—	decreasing consumer demand; which could lead to
—	higher inventory levels.

Any and all of the above events could adversely affect the Company’s future cash flow and results of operations.

The Company’s business is subject to foreign currency exchange rate risk.

A significant portion of the Company’s inventory purchases are denominated in Swiss francs. The Company reduces its exposure to the Swiss franc exchange rate risk through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. In the event these exposures do not offset, the Company has the ability under a hedging program to utilize forward exchange contracts and purchased foreign currency options to mitigate foreign currency risk. If these hedge instruments are unsuccessful at minimizing the risk or are deemed ineffective, any fluctuation of the Swiss franc exchange rate could impact the future results of operations. Changes in currency exchange rates may also affect relative prices at which the Company and its foreign competitors sell products in the same market. Additionally, a portion of the Company’s net sales are recorded in its foreign subsidiaries in a currency other than the local currency of that subsidiary. This predominantly occurs in the Company’s Hong Kong and Swiss subsidiaries when they sell to Euro and British Pound based customers. This exposure is not hedged by the Company. Any fluctuation in the Euro and British Pound exchange rate in relation to the Hong Kong dollar and Swiss franc would have an effect on these sales that are recorded in Euro and British Pound. The currency effect on these sales has an equal effect on their recorded gross profit since the costs of these sales are recorded in the entities’ respective local currency. As a result of these and other foreign currency sales, certain of the Company’s subsidiaries have outstanding foreign currency receivables. At times, the Company reduces its exposure to this exchange rate risk, partially, under the hedging program utilizing forward exchange contracts. Furthermore, since the Company’s consolidated financial statements are presented in U.S. dollars, revenues, income and expenses, as well as assets and liabilities of foreign currency denominated subsidiaries must be translated into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Fluctuations in foreign currency exchange rates could adversely affect the Company’s reported revenues, earnings, financial position and the comparability of results of operations from period to period.

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

The Company’s customer base covers a wide range of distribution including national jewelry store chains, department stores, independent regional jewelers, licensors’ retail stores and a network of independent distributors in many countries throughout the world. Except for its agreements with independent distributors, the Company does not have long-term sales contracts with its customers, nor does it have a significant backlog of unfilled orders. Customer purchasing decisions could vary with each selling season. A material change in the Company’s customers’ purchasing decisions could have an adverse effect on its revenue and operating results.

The Company extends credit to its customers based on an evaluation of each customer’s financial condition usually without requiring collateral. Should any of the Company’s larger customers experience financial difficulties, it could result in the Company’s curtailing of doing business with them, an increased rate of product returns or an increase in its exposure related to its accounts receivable. The inability to collect on these receivables could have an adverse effect on the Company’s financial results and cash flows.

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

If the Company cannot secure financing and credit on favorable terms, the Company’s financial condition and results of operations may be materially adversely affected.

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

The Company produces all of its watches in Europe and Asia. The Company also generates approximately 50% of its revenue from international sources.

Factors that could affect this business activity vary by region and market and generally include without limitation:

—	instability or changes in social, political and/or economic conditions that could disrupt the trade activity in the countries where the Company’s manufacturers, suppliers and customers are located;
—	the imposition of additional duties, taxes and other charges on imports and exports;
—	changes in foreign laws and regulations;
—	the adoption or expansion of trade sanctions;
—	recessions in foreign economies; and
—	a significant change in currency valuation in specific countries or markets.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

The Company leases various facilities in North America, Europe, the Middle East and Asia for its corporate, watch assembly, distribution and sales operations. As of January 31, 2013, the Company’s leased facilities were as follows:

Location	Function	Square Footage	Lease Expiration

Moonachie, New Jersey	Distribution and repair	100,000	July 2019

Paramus, New Jersey	Executive offices	90,050	June 2018
Bienne, Switzerland	Distribution, assembly and repair	35,790	August 2017

Bienne, Switzerland	Corporate functions and watch sales	35,500	June 2017
Hong Kong	Watch sales, distribution and repair	16,560	March 2016
Villers le Lac, France	European service and watch distribution	12,800	January 2016
Markham, Canada	Office, distribution and repair	7,800	August 2019
New York, New York	Public relations office, licensed brand showroom	9,900	August 2016
Shanghai, China	Watch sales and distribution	6,050	January 2014
Hackensack, New Jersey	Warehouse	6,600	July 2013
ChangAn Dongguan, China	Quality control and engineering	6,460	December 2015
Munich, Germany	Watch sales and repair	4,380	January 2017
Coral Gables, Florida	Caribbean office, watch sales	2,880	January 2017
Grenchen, Switzerland	Watch sales	2,800	February 2014
Singapore	Watch sales, distribution and repair	970	June 2014
Crown House, United Kingdom	Watch sales	490	May 2013
Dubai, United Arab Emirates	Watch sales	730	July 2013

All of the foregoing facilities are used exclusively in connection with the wholesale segment of the Company’s business except that a portion of the Company’s executive office space in Paramus, New Jersey is used in connection with management of its retail business.

The Company owns property totaling approximately 24,000 square feet located in La Chaux-de-Fonds, Switzerland historically used for watch assembly, storage and public relations. During fiscal 2013, this building was held for sale and in early fiscal 2014, the offices were moved to Bienne, Switzerland. In addition, the Company acquired an architecturally significant building in La Chaux-de-Fonds in 2004 as part of its acquisition of Ebel.

The Company also owns approximately 2,500 square feet of office space in Hanau, Germany, which it previously used for sales, distribution and watch repair functions.

The Company leased 1,550 square feet of retail space for the operation of the Movado brand flagship store, located at Rockefeller Center in New York City which closed February 14, 2012, as the Company did not renew its lease. In addition, the Company leases retail space averaging 1,700 square feet per store with leases expiring from June 2013 to January 2026 for the operation of the Company’s 34 outlet stores in the United States. The Company believes that its existing facilities are suitable and adequate for its current operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 19, 2013, there were 50 holders of record of class A common stock and, the Company estimates, 5,800 beneficial owners of the common stock represented by 469 holders of record. The common stock is traded on the New York Stock Exchange under the symbol “MOV” and on March 19, 2013, the closing price of the common stock was $36.75. The quarterly high and low closing prices for the fiscal years ended January 31, 2013 and 2012 were as follows:

	Fiscal Year Ended January 31, 2013		Fiscal Year Ended January 31, 2012
Quarter Ended	Low	High	Low	High

April 30	$17.59	$28.67	$12.76	$16.89
July 31	$22.08	$28.85	$14.98	$17.85
October 31	$21.30	$35.99	$10.98	$17.28
January 31	$28.33	$37.17	$13.90	$19.88

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

On November 27, 2012 the Board of Directors approved the payment of a special cash dividend of $0.75 per share of the Company’s outstanding common stock and class A common stock. This dividend was paid on December 21, 2012 to all shareholders of record on December 10, 2012.

For the fiscal year ending January 31, 2014, the Company anticipates paying four quarterly dividends totaling $0.20 per share of common stock and class A common stock, or approximately $5.0 million based on the current number of outstanding shares. For the year ended January 31, 2013, the Company paid four quarterly dividends totaling $0.20 per share of common stock and class A common stock, or approximately $5.0 million based on the current number of outstanding shares and two special dividends of $0.50 and $0.75 per share of common stock and class A common stock, or approximately $31.6 million based on the current number of outstanding shares. The Company paid quarterly cash dividends totaling $0.12 per share, or approximately $3.0 million, for the year ended January 31, 2012.

On March 20, 2013, the Board approved the payment of a cash dividend on April 16, 2013 in the amount of $0.05 per share of the Company’s outstanding common stock and class A common stock held by shareholders of record as of the close of business on April 2, 2013. However, the decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

On March 20, 2013, the Board approved a share repurchase program under which the Company may purchase up to $50 million of its outstanding common shares from time to time, depending on market conditions, share price and other factors. The authorization expires on January 31, 2016, and the Company may purchase shares of its common stock through open market purchases, block trades or otherwise. The shares will be purchased primarily to mitigate the dilutive impact of equity grants during the course of the next few years. Therefore, the Company does not expect the share repurchase program to have a significant impact on the weighted average of shares outstanding for fiscal 2014. Coincident with its approval of the share repurchase program on March 20, 2013, the Board rescinded a previous share repurchase program authorized in April 2008, under which the Company had repurchased a total of 937,360 shares of common stock in the open market during the first and second quarters of fiscal 2009 at a total cost of approximately $19.5 million or $20.79 average per share. During the twelve months ended January 31, 2013, the Company did not repurchase shares of Common Stock under this program.

An aggregate of 43,242 shares were repurchased during the twelve months ended January 31, 2013 as a result of the surrender of shares in connection with the vesting of certain restricted stock awards and stock options. At the election of an employee, upon the vesting of a stock award or the exercise of a stock option, shares having an aggregate value on the vesting of the award or the exercise date of the option, as the case may be, equal to the employee’s withholding tax obligation may be surrendered to the Company by netting them from the vested shares issued. Similarly, shares having an aggregate value equal to the exercise price of an option may be tendered to the Company in payment of the option exercise price and netted from the shares issued upon the option exercise.

The following table summarizes information about the Company’s purchases of shares of its common stock in the fourth quarter of fiscal 2013.

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
November 1, 2012 – November 30, 2012	-	$-	-	62,640
December 1, 2012 – December 31, 2012	11,122	$32.29	-	62,640
January 1, 2013 – January 31, 2013	-	$-	-	62,640

Total	11,122	$32.29	-	62,640

PERFORMANCE GRAPH

The performance graph set forth below compares the cumulative total shareholder return of the Company’s common stock for the last five fiscal years through the fiscal year ended January 31, 2013 with that of the Broad Market (NYSE Stock Market – U.S. Companies), the S&P SmallCap 600 Index and the Russell 2000 Index. Each index assumes an initial investment of $100 on January 31, 2008 and the reinvestment of dividends (where applicable).

Company Name / Index	1/31/08	1/31/09	1/31/10	1/31/11	1/31/12	1/31/13

Movado Group, Inc.	100.0	32.32	46.00	60.64	78.07	162.74
S&P SmallCap 600 Index	100.0	63.27	87.92	115.12	123.75	142.87
NYSE (U.S. Companies)	100.0	65.02	85.93	105.61	108.43	127.70
Russell 2000 Index	100.0	63.16	87.04	114.34	117.61	135.81

Item 6.  Selected Financial Data

The selected financial data presented below has been derived from the Consolidated Financial Statements. This information should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of this report. The Company’s subsidiary, Movado Retail Group, Inc., closed its Movado boutique division during its second quarter ended July 31, 2010. As a result, the financial results of the boutiques were reported as discontinued operations on the face of the Consolidated Statements of Operations for all periods presented. Amounts are in thousands except per share amounts:

	Fiscal Year Ended January 31,

	2013	2012	2011 *	2010 *	2009 *

Statement of income data:

Net sales (1) (2)	$505,478	$468,117	$382,190	$349,705	$425,895

Cost of sales (3) (4)	227,596	211,772	199,188	184,074	162,896

Gross profit (1) (2) (3) (4)	277,882	256,345	183,002	165,631	262,999
Selling, general and administrative (5) (6) (7) (8)	228,536	222,782	195,099	187,177	242,391

Operating income / (loss) (1) (2) (3) (4) (5) (6) (7) (8)	49,346	33,563	(12,097)	(21,546)	20,608

Other income, net (9) (10)	-	747	-	-	681

Interest expense	(434)	(1,277)	(2,247)	(4,535)	(2,915)

Interest income	144	199	319	111	2,132

Income / (loss) from continuing operations before income taxes	49,056	33,232	(14,025)	(25,970)	20,506
(Benefit from) / Provision for income taxes (11) (12) (13) (14) (15)	(8,812)	604	8,792	13,553	7,102

Income / (loss) from continuing operations	57,868	32,628	(22,817)	(39,523)	13,404
Discontinued operations:
(Loss) from discontinued operations, net of tax	-	-	(23,675)	(14,909)	(10,830)

Net income / (loss) including noncontrolling interests	57,868	32,628	(46,492)	(54,432)	2,574
Less: Income attributed to noncontrolling interests	785	633	665	224	237

Net income / (loss) attributed to Movado Group, Inc.	$57,083	$31,995	($47,157)	($54,656)	$2,337

Income / (loss) attributable to Movado Group, Inc.:
Income / (loss) from continuing operations, net of tax	$57,083	$31,995	($23,482)	($39,747)	$13,167
(Loss) from discontinued operations, net of tax	-	-	(23,675)	(14,909)	(10,830)

Net income / (loss)	$57,083	$31,995	($47,157)	($54,656)	$2,337

Basic income / (loss) per share:
Weighted basic average shares outstanding	25,267	24,926	24,753	24,541	24,782
Income / (loss) per share from continuing operations attributed to Movado Group, Inc.	$2.26	$1.28	($0.95)	($1.62)	$0.53
(Loss) per share from discontinued operations	$-	$-	($0.96)	($0.61)	($0.44)
Net income / (loss) per share attributable to Movado Group, Inc.	$2.26	$1.28	($1.91)	($2.23)	$0.09

Diluted income / (loss) per share:
Weighted diluted average shares outstanding	25,664	25,141	24,753	24,541	25,554
Income / (loss) per share from continuing operations attributed to Movado Group, Inc.	$2.22	$1.27	($0.95)	($1.62)	$0.52
(Loss) per share from discontinued operations	$-	$-	($0.96)	($0.61)	($0.44)
Net income / (loss) per share attributable to Movado Group, Inc.	$2.22	$1.27	($1.91)	($2.23)	$0.09

Cash dividends declared and paid per share	$1.45	$0.12	$-	$-	$0.29

Balance sheet data (end of period):

Working capital (16)	$360,613	$346,239	$312,041	$325,914	$310,185

Total assets	$526,362	$507,562	$444,205	$473,363	$568,007

Total long-term debt (16)	$-	$-	$-	$10,000	$-

Movado Group, Inc. shareholders’ equity	$425,692	$394,074	$356,479	$373,554	$403,276

(1)	Fiscal 2013 net sales include a sales allowance of $4.9 million related to the repositioning of the Coach watch brand.
(2)	Fiscal 2012 net sales include a $3.0 million sale of certain proprietary watch movements.
(3)	Fiscal 2011 includes a non-cash charge of $24.1 million for certain non-core gold and mechanical movement inventory.
(4)	Fiscal 2010 includes a non-cash charge of $8.8 million for certain excess non-core inventory.
(5)	Fiscal 2013 and 2012 includes a $3.0 million donation to the Movado Group Foundation.
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
(11)

Fiscal 2013 effective tax rate of -18.0% includes a tax benefit of $19.8 million attributable to the reversal of a majority of the valuation allowance on the U.S. net deferred tax assets and includes the net tax benefit related to foreign business restructurings in Japan and the UK.

(12)

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

(14)

Fiscal 2010 effective tax rate of -52.2% includes a charge for the establishment of a full valuation allowance on domestic net deferred tax assets, resulting from a U.S. tax law change, allowing for an elective 5 year carryback for tax losses originating in either fiscal 2009 or fiscal 2010.

(15)	Fiscal 2009 effective tax rate of 34.6% includes tax accrued on the future repatriation of foreign earnings somewhat offset by a release of valuation allowances on foreign tax losses.
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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Net Sales.    The Company operates and manages its business in two principal business segments – Wholesale and Retail. The Company also operates in two geographic locations – United States and International. The Company divides its watch brands into three distinct categories: luxury, accessible luxury and licensed brands. The luxury category consists of the Ebel and Concord brands. The accessible luxury category consists of the Movado and ESQ Movado brands. The licensed brands category represents brands distributed under license agreements and includes Coach, HUGO BOSS, Juicy Couture, Lacoste, Tommy Hilfiger and beginning in the first quarter of fiscal 2014, certain trademarks owned by Ferrari S.p.A.

The primary factors that influence annual sales are general economic conditions in the Company’s U.S. and international markets, new product introductions, the level and effectiveness of advertising and marketing expenditures and product pricing decisions.

Approximately 50% of the Company’s total sales are from international markets (see Note 14 to the Consolidated Financial Statements), and therefore reported sales made in those markets are affected by foreign exchange rates. The Company’s international sales are primarily billed in local currencies (predominantly Euros and Swiss francs) and translated to U.S. dollars at average exchange rates for financial reporting purposes.

The Company’s business is seasonal. There are two major selling seasons in the Company’s markets: the spring season, which includes school graduations and several holidays and, most importantly, the Christmas and holiday season. Major selling seasons in certain international markets center on significant local holidays that occur in late winter or early spring. The Company’s net sales historically have been higher during the second half of the fiscal year. The second half of each year accounted for 56.1%, 56.6%, and 58.6% of the Company’s net sales for the fiscal years ended January 31, 2013, 2012 and 2011, respectively.

The Company’s retail operations consist of 34 outlet stores located throughout the United States and, until February 14, 2012, also included the Movado brand flagship store located at Rockefeller Center in New York City which was closed on that date, as the Company did not renew its lease.

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

Gross margins vary among the brands included in the Company’s portfolio and also among watch models within each brand. Watches in the luxury category generally earn lower gross margin percentages than watches in the accessible luxury category. Gross margins in the Company’s outlet business have historically been lower than those in the wholesale business since the outlets primarily sell seconds and discontinued models that generally command lower selling prices. In the current fiscal year, gross margins for the outlet business were in line with that of the wholesale business as the segment was less promotional year-over-year.

All of the Company’s brands compete with a number of other brands on the basis of not only styling but also wholesale and retail price. The Company’s ability to improve margins through price increases is therefore, to some extent, constrained by competitors’ actions.

Cost of sales of the Company’s products consists primarily of component costs, royalties, assembly costs, depreciation, amortization and unit overhead costs associated with the Company’s supply chain operations in Switzerland and Asia. The Company’s supply chain operations consist of logistics management of assembly operations and product sourcing in Switzerland and Asia and minor assembly in Switzerland. Through productivity improvement efforts, the Company has controlled the level of overhead costs and maintained flexibility in its cost structure by outsourcing a significant portion of its component and assembly requirements.

Cost of sales of the Company’s products includes costs for raw material and components, as well as labor for assembly of finished goods, all of which can be impacted by inflation. While inflation in costs has negatively impacted gross margin percentage, this effect has not been material to the Company’s results of operations for the periods presented in this report. A significant increase in these costs due to inflation could have a material adverse effect on the Company’s future results of operations. While the Company may seek to offset the negative inflationary impact on these costs with price increases on its products, its ability to effectively do so will depend on the extent it can pass on price increases and still remain competitive in the marketplace.

Effective February 1, 2011, the Company changed its method of valuing its U.S. inventories to the average cost method. In prior years, primarily all U.S. inventories were valued using the first-in, first-out (“FIFO”) method. With this change, all of the Company’s inventories are now valued using the average cost method. The comparative consolidated financial statements of prior periods presented have been adjusted to apply the accounting method retroactively. For more information regarding these inventory related charges, see Critical Accounting Policies and Estimates – Inventories.

In the fourth quarter of fiscal 2012, the Company recorded a sale of certain mechanical movements that had been written down in the previous year. As a result, the Company recorded a pre-tax net profit of $2.3 million related to those movements. In the fourth quarter of fiscal 2011, the Company recorded a non-cash charge of $24.1 million to write-down certain inventories to market value, primarily inventories of certain non-core gold watches and related parts and mechanical movements. For more information regarding these inventory related charges, see “Critical Accounting Policies and Estimates – Inventories.”

Since a substantial amount of the Company’s product costs are incurred in Swiss francs, fluctuations in the U.S. dollar/Swiss franc exchange rate can impact the Company’s cost of goods sold and, therefore, its gross margins. The Company reduces its exposure to the Swiss franc exchange rate risk through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. In the event these exposures do not offset, the Company has the ability to hedge its Swiss franc purchases using a combination of forward contracts and purchased currency options. The Company’s hedging program had the effect of reducing the exchange rate impact on product costs and gross margins for fiscal years 2013, 2012 and 2011.

Selling, General and Administrative (“SG&A”) Expenses.  The Company’s SG&A expenses consist primarily of marketing, selling, distribution, general and administrative expenses. In fiscal 2013 and 2012, the Company recorded a $3.0 million pre-tax charge related to donations made to the Movado Group Foundation. In fiscal 2011, the Company recorded a non-cash pre-tax charge of $3.1 million related to the write-down of certain assets related to intangible assets, tooling costs and trade booths for the Basel Fair. In fiscal 2011, the Company also recorded a benefit of $4.3 million resulting from the reversal of a previously recorded liability for a retirement agreement with the Company’s former Chairman.

Annual marketing expenditures are based principally on overall strategic considerations relative to maintaining or increasing market share in markets that management considers to be crucial to the Company’s continued success as well as on general economic conditions in the various markets around the world in which the Company sells its products. Marketing expenses include various forms of media advertising, digital advertising and co-operative advertising with customers and distributors and other point-of-sale marketing and promotion spending. For fiscal 2013, 2012 and 2011, the Company increased its investment in marketing and advertising in order to elevate its connection to consumers and better position its brands in the marketplace.

Selling expenses consist primarily of salaries, sales commissions, sales force travel and related expenses, depreciation and amortization, expenses associated with Baselworld, the annual watch and jewelry trade show, and other industry trade shows and operating costs incurred in connection with the Company’s retail business. Sales commissions vary with overall sales levels. Retail selling expenses consist primarily of payroll related and store occupancy costs.

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

Interest Expense.   To the extent it borrows, the Company will record interest expense on its revolving credit facility. Additionally, interest expense includes the amortization of deferred financing costs associated with the Company’s revolving credit facility.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and those significant policies are more fully described in Note 1 to the Company’s consolidated financial statements. The preparation of these financial statements and the application of certain critical accounting policies require management to make judgments based on estimates and assumptions that affect the information reported. On an on-going basis, management evaluates its estimates and judgments, including those related to sales discounts and markdowns, product returns, bad debt, inventories, income taxes, warranty obligations, useful lives of property, plant and equipment, impairments, stock-based compensation and contingencies and litigation. Management bases its estimates and judgments about the carrying values of assets and liabilities that are not readily apparent from other sources on historical experience, contractual commitments and on various other factors that are believed to be reasonable under the circumstances. Actual results could differ from these estimates. Management believes the following are the critical accounting policies requiring significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

In the wholesale segment, the Company recognizes revenue upon transfer of title and risk of loss in accordance with its FOB shipping point terms of sale and after the sales price is fixed and determinable and collectability is reasonably assured. In the retail segment, transfer of title and risk of loss occurs at the time of register receipt. The Company records estimates for sales returns and sales and cash discount allowances as a reduction of revenue in the same period that the sales are recorded. These estimates are based upon historical analysis, customer agreements and/or currently known factors that arise in the normal course of business. While returns have historically been within the Company’s expectations and the provisions established, future return rates may differ from those experienced in the past. In the event that returns are authorized at a rate significantly higher than the Company’s historic rate, the resulting returns could have an adverse impact on its operating results for the period in which such results materialize. During the fourth quarter of fiscal 2013, the Company recorded a charge of $4.9 million related to the repositioning of the Coach watch brand from a collection priced to be sold in a department store’s fine watch department to one suitable for sale in the fashion watch department. The charge represents the Company’s estimated cost of the aggregate sales allowance to Coach watch retailers affected by the repositioning.

Allowance for Doubtful Accounts

Accounts receivable are reduced by an allowance for amounts that may be uncollectible in the future. Estimates are used in determining the allowance for doubtful accounts and are based on an analysis of the aging of accounts receivable, assessments of collectability based on historic trends, the financial condition of the Company’s customers and an evaluation of economic conditions. In general, the actual bad debt losses have historically been within the Company’s expectations and the allowances it established. As of January 31, 2013, except for those accounts provided for in the reserve for doubtful accounts, the Company knew of no situations with any of the Company’s major customers which would indicate the customer’s inability to make their required payments.

Inventories

The Company valued its inventory at the lower of cost or market. Effective February 1, 2011, the Company changed its method of valuing its U.S. inventories to the average cost method. In prior years, primarily all U.S. inventories were valued using the FIFO method. With this change, all of the Company’s inventories are now valued using the average cost method. The Company believed that the average cost method of inventory valuation is preferable because (1) it permits the Company to use a single method of accounting for all of the Company’s U.S. and international inventories, (2) it aligns costing with the Company’s forecasting and procurement decisions, and (3) since a number of the Company’s key competitors use the average cost method, it improves comparability of the Company’s financial statements. The consolidated financial statements of prior periods presented have been adjusted to apply the accounting method retroactively, as described in the applicable accounting guidance for accounting changes and error corrections. The Company performed reviews of its on-hand inventory to determine amounts, if any, of inventory that is deemed discontinued, excess, or unsaleable. Inventory classified as discontinued, together with the related component parts which can be assembled into saleable finished goods, is sold primarily through the Company’s outlet stores. When management determines that finished product is unsaleable or that it is impractical to build the remaining components into watches for sale, a charge is recorded to value those products and components at the lower of cost or market.

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

In the first quarter of fiscal 2011, the Company determined that the carrying value of its long-lived assets with respect to certain Movado boutiques was not recoverable. The review was performed because of the closing of the boutique division and as a result the Company recorded a non-cash pre-tax charge of $3.4 million related to the write-downs of property, plant and equipment. This charge was included in discontinued operations in the Consolidated Statements of Operations. In the fourth quarter of fiscal 2011, the Company recorded a non-cash pre-tax charge of $3.1 million, primarily related to the write-down of certain intangible assets, tooling costs and trade booths for the Basel Fair. The review was performed because of fiscal 2011 fourth quarter losses and future forecasted losses of specific business areas. This charge was included in the selling, general and administrative expenses in the Consolidated Statements of Operations. All of the above impairment charges were calculated as the difference between the assets’ carrying values and their estimated fair value. In each case, the estimated fair value of the assets was zero as the future undiscounted cash flow was negative.

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

Compensation expense for equity instruments is accrued based on the estimated number of instruments for which the requisite service is expected to be rendered. This estimate is reflected in the period of change. Expense related to stock option compensation is recognized on a straight-line basis over the vesting term.

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

RESULTS OF OPERATIONS

The following is a discussion of the results of operations for fiscal 2013 compared to fiscal 2012 and fiscal 2012 compared to fiscal 2011 along with a discussion of the changes in financial condition during fiscal 2013.

The following are net sales by business segment and geographic location (in thousands):

	Fiscal Year Ended January 31,
	2013	2012	2011
Wholesale:
United States	$207,362	$179,699	$146,990
International	241,927	233,126	182,147
Retail	56,189	55,292	53,053

Net sales	$505,478	$468,117	$382,190

The following table presents the Company’s results of operations expressed as a percentage of net sales for the fiscal years indicated:

	Fiscal Year Ended January 31,
	2013 % of net sales	2012 % of net sales	2011 % of net sales

Net sales	100.0%	100.0%	100.0%
Gross margin	55.0%	54.8%	47.9%
Selling, general and administrative expenses	45.2%	47.6%	51.1%
Operating income / (loss)	9.8%	7.2%	(3.2)%
Other income	0.0%	0.2%	0.0%
Interest expense	0.1%	0.3%	0.6%
Interest income	0.1%	0.1%	0.1%
(Benefit) / provision for income taxes	(1.7)%	0.1%	2.3%
Noncontrolling interests	0.2%	0.1%	0.2%
Income / (loss) from continuing operations, net of tax	11.3%	6.8%	(6.1)%
(Loss) from discontinued operations, net of tax	0.0%	0.0%	(6.2)%
Net income / (loss) attributed to Movado Group, Inc.	11.3%	6.8%	(12.3)%

Fiscal 2013 Compared to Fiscal 2012

Net Sales

Net sales in fiscal 2013 were $505.5 million, $37.4 million or 8.0% above the prior year. Net sales in fiscal 2013 included a charge of $4.9 million related to the repositioning of the Coach watch brand from a collection priced to be sold in a department store’s fine watch department to one suitable for sale in the fashion watch department. The charge represents the Company’s estimated cost of the aggregate sales allowance to Coach watch retailers affected by the repositioning. Net sales in fiscal 2012 included a sale of certain proprietary movements for $3.0 million. The increase in net sales was driven by growth in both the United States and international locations of the wholesale segment. For fiscal 2013, fluctuations in foreign currency exchange rates unfavorably impacted net sales by $7.6 million when compared to the prior year.

United States Wholesale Net Sales

Net sales in fiscal 2013 in the United States location of the wholesale segment were $207.4 million, above the prior year period by $27.7 million or 15.4%, driven by sales increases in both the accessible luxury and licensed brand categories. Net sales in the accessible luxury category were above prior year by $19.8 million, or 17.5%, primarily due to strong sell-through in the Company’s distribution channels, higher sales of the Movado BOLD, Museum and the Cerena watch collections; and the continued focus and investment in marketing and advertising. In fiscal 2013, net sales in the accessible luxury category included sales of the newly styled ESQ collection branded “ESQ Movado” which were offset by lower sales of the older ESQ by Movado brand collection in the first half of the year. This was pursuant to the Company’s strategy to minimize non-go forward inventory and maximize go-forward inventory at the retail level. Net sales in the licensed brand category were above the prior year by $8.7 million, or

16.0%, primarily due to increased demand driven by innovative product designs and key price points that continued to resonate well with customers. Additionally, in fiscal 2013, net sales in the licensed brand category were negatively affected by a charge of $3.1 million related to the repositioning of the Coach watch brand from a collection priced to be sold in a department store’s fine watch department to one suitable for sale in the fashion watch department. The charge represents the Company’s estimated cost of the aggregate sales allowance to Coach watch retailers affected by the repositioning. Net sales in the luxury category were above prior year by $0.5 million.

International Wholesale Net Sales

Net sales in fiscal 2013 in the international location of the wholesale segment were $241.9 million, above the prior year period by $8.8 million or 3.8%, driven by sales increases in the licensed brand and accessible luxury brand categories, partially offset by a sales decrease in the luxury brand category. Net sales in the licensed brand category were above the prior year period by $21.0 million, or 14.7%, primarily due to continued growth in existing markets resulting from higher demand, as well as new market expansion. Additionally, in fiscal 2013, net sales in the licensed brand category were negatively affected by a charge of $1.8 million related to the repositioning of the Coach watch brand from a collection priced to be sold in a department store’s fine watch department to one suitable for sale in the fashion watch department. The charge represents the Company’s estimated cost of the aggregate sales allowance to Coach watch retailers affected by the repositioning. Net sales in the accessible luxury category were above the prior year period by $2.9 million, or 7.7%, primarily due to continued growth in existing markets resulting from higher demand, as well as new market expansion and sales of the newly styled ESQ collection branded “ESQ Movado” which launched in the current fiscal year. Net sales in the luxury category were below the prior year period by $10.3 million, or 25.5% primarily due to the category being less promotional when compared to the prior year. In fiscal 2012, net sales in the international portion of the wholesale segment included the sale of certain proprietary movements of $3.0 million. For fiscal 2013, fluctuations in foreign currency exchange rates unfavorably impacted net sales by $7.6 million when compared to the prior year.

Retail Net Sales

Net sales in fiscal 2013 in the retail segment were $56.2 million, representing a 1.6% increase from the prior year sales of $55.3 million. The increase in sales was driven by an increase in the comparable store sales of 3.7%, primarily attributable to higher customer demand. As of January 31, 2013, the Company operated 34 outlet stores, compared to 33 outlet stores and the Movado brand flagship store located at Rockefeller Center in New York City, as of January 31, 2012.

The Company considers comparable store sales to be sales of stores that were open as of February 1st of the prior fiscal year through January 31st of the current fiscal year. The Company had 33 comparable outlet stores for the year ended January 31, 2013. The sales from stores that have been relocated, renovated or refurbished are included in the calculation of comparable store sales. The method of calculating comparable store sales varies across the retail industry. As a result, the Company’s method for the calculation of comparable store sales may not be the same as measures used or reported by other companies.

Gross Profit

Gross profit for fiscal 2013 was $277.9 million or 55.0% of net sales as compared to $256.3 million or 54.8% of net sales in the prior year. The increase in gross profit of $21.6 million was primarily due to higher net sales and, to a lesser extent, higher gross margin percentage achieved. The gross margin percentage for fiscal 2013 was favorably impacted by approximately 70 basis points resulting from leverage gained on certain fixed costs due to the increase in sales volume year-over-year; partially offset by approximately 40 basis points due to a charge for a sales allowance related to the repositioning of the Coach watch brand. To a lesser extent, the gross margin percentage was favorably impacted by fluctuations in foreign currency exchange rates, partially offset by a shift in channel and product mix.

Selling, General and Administrative

SG&A expenses for fiscal 2013 were $228.5 million, representing an increase of $5.8 million or 2.6%. The increase in SG&A expense primarily included higher compensation and benefit expense of $6.2 million recorded during the current year resulting from higher performance-based compensation, separation agreements, higher headcount and salary increases. Higher marketing expense of $3.9 million was recorded during the current year resulting from the Company’s decision to continue investment in this area to drive sales growth. Additionally, the increase in SG&A expenses included higher rent related expenses of $0.8 million, due to the move of the Company’s Swiss offices. These increases in SG&A expenses were partially offset by the effect of fluctuations in foreign currency exchange rates which favorably impacted SG&A expenses for fiscal 2013 by $5.4 million, of which $3.4 million was the result of lower transactional losses recorded year-over-year and $2.0 million was the result of decreases from the translation of foreign subsidiary results.

Wholesale Operating Income

Operating income of $38.0 million and $24.7 million, which includes unallocated corporate expenses, was recorded in the Wholesale segment for fiscal 2013 and 2012, respectively. The $13.3 million increase in operating income was the net result of an increase in gross profit of $19.3 million, partially offset by an increase in SG&A expenses of $5.9 million. The increase in gross profit of $19.3 million was primarily due to higher net sales. The increase in SG&A expense included higher compensation and benefit expense of $5.9 million recorded during the current year resulting from higher performance-based compensation, separation agreements, higher headcount and salary increases. Higher marketing expense of $3.8 million was recorded during the current year resulting from the Company’s decision to continue investment in this area to drive sales growth. Additionally, the increase in SG&A expenses included higher rent related expenses of $0.8 million, due to the move of the Company’s Swiss offices. These increases in SG&A expenses were partially offset by the effect of fluctuations in foreign currency exchange rates which favorably impacted SG&A expenses for fiscal 2013 by $5.4 million, of which $3.4 million was the result of lower transactional losses recorded year-over-year and $2.0 million was the result of decreases from the translation of foreign subsidiary results.

U.S. Wholesale Operating Loss

Operating loss of $9.2 million and $15.0 million, which includes unallocated corporate expenses, was recorded in the United States location of the Wholesale segment for fiscal 2013 and 2012, respectively. The decrease in loss of $5.8 million was due to higher gross profit of $16.5 million, which was attributed to higher sales and a higher gross margin percentage achieved. The higher gross profit was partially offset by higher SG&A expenses of $10.6 million, which was primarily attributed to higher compensation and benefit expense of $5.0 million recorded during the current year resulting from higher performance-based compensation, higher headcount and salary increases and higher marketing expense of $3.6 million resulting from the Company’s decision to continue investment in this area to drive sales growth. Additionally, the increase in SG&A expenses included higher computer related expenses of $1.0 million.

International Wholesale Operating Income

Operating income of $47.2 million and $39.7 million was recorded in the international location of the Wholesale segment for fiscal 2013 and 2012, respectively. The increase in income of $7.5 million was due to lower SG&A expenses of $4.7 million and higher gross profit of $2.8 million. The decrease in SG&A expenses was primarily attributed to the effect of fluctuations in foreign currency exchange rates which favorably impacted SG&A expenses for fiscal 2013 by $5.0 million when compared to prior year. Additionally, the decrease in SG&A expenses included lower computer related expenses of $1.0 million, and a reduction in Basel Fair expenses of $0.8 million. These decreases in SG&A were partially offset by higher compensation and benefit expenses of $0.9 million, an increase in rent related expenses of $0.8 million due to the move of the Company’s Swiss offices, and higher marketing expense of $0.2 million. The higher gross profit of $2.8 million was primarily attributed to higher net sales.

Retail Operating Income

Operating income of $11.3 million and $8.9 million was recorded in the retail segment for fiscal 2013 and 2012, respectively. The $2.4 million increase in operating income was the result of an increase in gross profit of $2.2 million and a decrease in SG&A expenses of $0.2 million. The increase in gross profit of $2.2 million was primarily attributed to higher gross margin percentage achieved. The decrease in SG&A expenses of $0.2 million was primarily due to the closing in the current year of the Movado brand flagship store located at Rockefeller Center in New York City.

Other Income

The Company recorded other income of $0.7 million for the fiscal year ended January 31, 2012 resulting from the pre-tax gain on the sale of a building in the second quarter of fiscal 2012.

Interest Expense

Interest expense for fiscal 2013 and 2012 was $0.4 million and $1.3 million, respectively, which primarily consisted of the amortization of deferred financing costs.

For borrowings data for the years ended January 31, 2013 and 2012, see Note 4 to the Consolidated Financial Statements.

Interest Income

Interest income was $0.1 million for fiscal 2013 as compared to $0.2 million for the prior year.

Income Taxes

The Company recorded a tax benefit of $8.8 million and a tax expense of $0.6 million for fiscal 2013 and 2012, respectively. Fiscal 2013 included a tax benefit of $19.8 million attributable to the reversal of a majority of the valuation allowance on the U.S. net deferred tax assets. The effective tax rate for fiscal 2013 was -18.0%. The effective tax rate for fiscal 2012 was 1.8%. The effective tax rate for fiscal 2013 was primarily the result of the release of the majority of a valuation allowance against net deferred tax assets in the United States, and the net tax benefit related to foreign business restructurings in Japan and the UK. The effective tax rate for fiscal 2012 was the result of the release of a valuation allowance against net deferred tax assets in Switzerland, partially offset by the accrual of a Swiss withholding tax settlement and the continued recording of other valuation allowances, most notably the valuation allowance against net U.S. deferred tax assets, and the tax accrued on the repatriation of foreign earnings. The fluctuation in the effective tax rate is also due to a shift in the mix of global pre-tax financial results, as well as a $0.5 million discrete expense recorded in the current year for a contingent exposure relative to a recent foreign tax audit. See Note 7 to the Company’s Consolidated Financial Statements for further information regarding income taxes.

For fiscal 2013 and 2012, the Company recorded net income of $57.1 million and $32.0 million, respectively.

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

Wholesale Operating Income / Loss

Operating income of $24.7 million, which includes unallocated corporate expenses, was recorded in the wholesale segment for fiscal 2012 compared to an operating loss of $20.8 million recorded in the wholesale segment for fiscal 2011. The $45.5 million increase in operating income was the net result of an increase in gross profit of $71.9 million, partially offset by an increase in SG&A expenses of $26.4 million. The increase in gross profit of $71.9 million was primarily attributed to a higher gross margin percentage achieved year-over-year and, to a lesser extent, higher net sales. The increase in SG&A expenses of $26.4 million was driven by higher compensation and benefit expenses of $11.0 million, higher marketing expense of $2.3 million, as well as the unfavorable impact of foreign currency fluctuations of $9.5 million when compared to the prior year. Additionally, in the current year the Company recorded a donation of $3.0 million to the Movado Group Foundation. In the prior year the Company recorded a charge for asset write-downs of $3.1 million primarily related to intangible assets, tooling, trade booths for Basel Fair and displays. In the prior year the Company also recorded a non-recurring benefit of $4.3 million resulting from the reversal of a previously recorded liability for a retirement agreement with the Company’s late Chairman.

U.S. Wholesale Operating Loss

Operating loss of $15.0 million and $10.5 million, which includes unallocated corporate expenses, was recorded in the United States location of the Wholesale segment for fiscal 2012 and 2011, respectively. The increase in loss of $4.5 million was due to higher SG&A expenses of $16.1 million, which was primarily attributed to higher compensation and benefit expenses of $5.8 million, and higher marketing expense of $1.0 million. The Company also recorded a donation of $3.0 million to the Movado Group Foundation in fiscal 2012. In the prior year, the Company recorded a non-recurring benefit of $4.3 million resulting from the reversal of a previously recorded liability for a retirement agreement with the Company’s late Chairman. Also, included in the increase in SG&A expenses were higher professional fees of $0.5 million and higher travel and entertainment expenses of $0.3 million. These higher expenses were partially offset by higher gross profit of $11.6 million, which was primarily attributed to higher net sales partially offset by a lower gross margin percentage achieved.

International Wholesale Operating Income / (Loss)

Operating income of $39.7 million was recorded in the international location of the Wholesale segment for fiscal 2012 compared to an operating loss of $10.3 million recorded for fiscal 2011. The increase in income of $50.0 million was due to higher gross profit of $60.3 million which was attributed to higher sales and a higher gross margin percentage achieved. In fiscal 2011, gross profit as well as gross margin percentage were unfavorably impacted as a result of non-cash charges to record inventory at market value. In fiscal 2011, the Company recorded a net non-cash charge of approximately $20.0 million, primarily inventories of non-core gold watches and related parts and mechanical movements. This increase was partially offset by higher SG&A expenses of $10.3 million. The increase in SG&A expenses was due to the unfavorable impact of foreign currency fluctuations of $9.5 million when compared to the prior year. The increase also included higher compensation and benefit expenses of $5.2 million and higher marketing expense of $1.3 million. These increases in SG&A were partially offset by a decrease in depreciation and amortization of $2.4 million related to the write-down of certain intangible assets and a decrease in bad debt of $0.6 million. Additionally, in fiscal 2011, the Company recorded a charge for asset write-downs of $2.8 million primarily related to intangible assets, tooling, trade booths for Basel Fair and displays.

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

Loss From Discontinued Operations

The Company recorded the financial results of its Movado boutique division as discontinued operations, which ceased doing business during the quarter ended July 31, 2010. For fiscal 2011 the Company recorded a loss from discontinued operations of $23.7 million, all of which was recorded in the first half of the fiscal year.

Net Income / Loss Attributed to Movado Group, Inc.

For fiscal 2012, the Company recorded net income of $32.0 million compared to a net loss of $47.2 million for the prior year.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2013 and January 31, 2012 the Company had $167.9 million and $182.2 million of cash and cash equivalents, $135.1 million and $123.8 million of which consisted of cash and cash equivalents at the Company’s foreign subsidiaries, respectively. The majority of the foreign cash balances are associated with earnings that the Company has asserted are permanently reinvested, and which are required to support continued growth outside the U.S. through funding of capital expenditures, operating expenses and similar cash needs of the foreign operations. With regard to fiscal 2012 earnings, the Company provided tax on approximately $10.3 million of earnings. No earnings were repatriated in either year.

Cash provided by operating activities was $38.8 million for fiscal 2013 compared to $86.1 million for fiscal 2012. Cash provided by operating activities of $38.8 million for fiscal 2013 was primarily the result of net income for the period of $57.9 million and favorable non-cash items of $1.5 million partially offset by an unfavorable change in working capital of $20.7 million. The change in working capital of $20.7 million in fiscal 2013 was primarily due to the decrease in liabilities and increase in certain current assets. Cash provided by operating activities of $86.1 million for fiscal 2012 was primarily the result of net income for the period of $32.6 million and favorable non-cash items of $5.2 million and a favorable change in working capital of $48.6 million. The change in working capital of $48.6 million in fiscal 2012 was primarily due to the decrease in inventory and increase in liabilities.

Historically, cash generated by operating activities has been the Company’s primary source of cash to fund its growth initiatives and to pay dividends. The Company expects to primarily rely on cash generated by operating activities to fund such activities during fiscal 2014.

Cash used in investing activities amounted to $16.3 million for fiscal 2013 compared to cash used of $7.2 million for fiscal 2012. The cash used during both periods consisted of capital expenditures which included integration of computer hardware and software in conjunction with the SAP enterprise resource planning system, office improvements, shop in shops, renovations to the Company outlet stores, as well as spending for tooling and design. For fiscal 2013, cash used in investing activities of $16.3 million also included spending for the move of the Company’s Swiss offices and Basel Fair booths. For fiscal 2012, cash used in investing activities of $7.2 million also included proceeds from a sale of an asset held for sale of $1.2 million.

Cash used in financing activities amounted to $38.4 million for fiscal 2013 compared to cash used in financing activities of $1.5 million for fiscal 2012. Cash used in financing activities for both fiscal 2013 and 2012 was primarily to pay dividends.

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

Availability under the Facility is determined by reference to a borrowing base which is based on the sum of a percentage of eligible accounts receivable and eligible inventory of the Borrowers. $10.0 million in availability is blocked unless the Borrowers have achieved for the most recently ended four fiscal quarter period a consolidated fixed charge coverage ratio of at least 1.25 to 1.0 with domestic EBITDA greater than $10.0 million. The Borrowers are not currently subject to the availability block. The availability block, if applicable, will be reduced by the amount by which the borrowing base exceeds $25.0 million, up to a maximum reduction of $5.0 million. Availability under the Facility may be further reduced by certain reserves established by the Agent in its good faith credit judgment. The Second Amendment reduced the Lenders’ total commitment under the Loan Agreement from $55.0 million to $25.0 million and consequently availability was correspondingly reduced. As of January 31, 2013, total availability under the Facility, giving effect to an availability block of $0, no outstanding borrowings and the letters of credit outstanding under the subfacility, was $20.4 million.

The initial applicable margin for LIBOR rate loans was 4.25% and for base rate loans was 3.25%. After July 17, 2010, the applicable margins decreased or increased by 0.25% per annum from the initial applicable margins depending on whether average availability for the most recently completed fiscal quarter was either greater than $12.5 million, or was $5.0 million or less, respectively. The First Amendment reduced the applicable margins for both LIBOR rate loans and base rate loans by 1.25% and the Second Amendment further reduced the applicable margins by 0.75%. Accordingly, as of January 31, 2013 and based on current availability, the applicable margins were 2.00% and 1.00% for LIBOR and base rate loans, respectively.

After the date (the “Block Release Date”) when availability under the Facility is no longer subject to any blocked amount, if borrowing availability is less than $12.5 million, the Borrowers will be subject to a minimum fixed charge coverage ratio until such time as borrowing availability has been greater than $12.5 million for at least 90 consecutive days.

After the Block Release Date, cash dominion will be imposed if borrowing availability is less than $10.0 million and will continue until such time as borrowing availability has been greater than $10.0 million for at least 45 consecutive days. As of January 31, 2013, the Borrowers were not subject to cash dominion, nor do the Borrowers expect to be subject to such a requirement in the foreseeable future.

The Loan Agreement contains additional affirmative and negative covenants binding on the Borrowers and their subsidiaries that are customary for asset based facilities, including, but not limited to, restrictions and limitations on the incurrence of debt for borrowed money and liens, dispositions of assets, capital expenditures, dividends and other payments in respect of equity interests, the making of loans and equity investments, prepayments of subordinated and certain other debt, mergers, consolidations, liquidations and dissolutions, and transactions with affiliates. The Loan Agreement permits Borrowers to pay distributions as dividends and make share repurchases up to an aggregate of $150.0 million (less the amount of any charitable donations made by the Company which are permitted up to an aggregate amount of $14 million) and make acquisitions up to an aggregate of $50.0 million, as long as, at the time of such transaction, either (A) Borrowers have cash assets of at least $60.0 million with no revolver loans outstanding, or (B) (i) the consolidated fixed charge coverage ratio is at least 1.25 to 1.00, (ii) availability is greater than $12.5 million and (iii) positive EBITDA plus repatriated cash dividends minus restricted payments are greater than $0. The Company believes that, as of January 31, 2013, it was in compliance with these financial covenants and, therefore, that it is permitted to pay dividends. The Company presently expects that it will be able to pay any dividends declared through the remaining term of the Facility.

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

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. As of January 31, 2013 and 2012, these lines of credit totaled 10 million Swiss francs for both periods, with dollar equivalents of $11.0 million and $10.9 million, respectively. As of January 31, 2013 and 2012, there were no borrowings against these lines. As of January 31, 2013, two European banks and a bank in Dubai have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $2.3 million in various foreign currencies.

For the fiscal year ending January 31, 2014, the Company anticipates paying four quarterly dividends totaling $0.20 per share of common stock and class A common stock, or approximately $5.0 million based on the current number of outstanding shares. For the year ended January 31, 2013, the Company paid four quarterly dividends totaling $0.20 per share of common stock and class A common stock, or approximately $5.0 million based on the current number of outstanding shares and two special dividends of $0.50 and $0.75 per share of common stock and class A common stock, or approximately $31.6 million based on the current number of outstanding shares. The Company paid quarterly cash dividends totaling $0.12 per share, or approximately $3.0 million, for the year ended January 31, 2012. No cash dividends were paid in fiscal 2011.

On March 20, 2013, the Board approved the payment of a cash dividend on April 16, 2013 in the amount of $0.05 per share of the Company’s outstanding common stock and class A common stock held by shareholders of record as of the close of business on April 2, 2013. However, the decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

On March 20, 2013, the Board approved a share repurchase program under which the Company may purchase up to $50 million of its outstanding common shares from time to time, depending on market conditions, share price and other factors. The authorization expires on January 31, 2016, and the Company may purchase shares of its common stock through open market purchases, block trades or otherwise. The shares will be purchased primarily to mitigate the dilutive impact of equity grants during the course of the next few years. Therefore, the Company does not expect the share repurchase program to have a significant impact on the weighted average of shares outstanding for fiscal 2014. Coincident with its approval of the share repurchase program on March 20, 2013, the Board rescinded a previous share repurchase program authorized in April 2008, under which the Company had repurchased a total of 937,360 shares of common stock in the open market during the first and second quarters of fiscal 2009 at a total cost of approximately $19.5 million or $20.79 average per share. During the twelve months ended January 31, 2013, the Company did not repurchase shares of Common Stock under this program.

At January 31, 2013, the Company had working capital of $360.6 million as compared to $346.2 million in the prior year. The change in working capital is primarily due to prior year inventory reduction initiatives and the timing of payments. The Company defines working capital as the difference between current assets and current liabilities.

The Company expects that annual capital expenditures in fiscal 2014 will be approximately $17 million as compared to approximately $18 million in fiscal 2013. The capital spending will be primarily for projects in the ordinary course of business including facilities’ improvements, computer hardware and software upgrades and tooling costs. The Company has the ability to manage a portion of its capital expenditures on discretionary projects. Management believes that the cash on hand in addition to the expected cash flow from operations and the Company’s short-term borrowing capacity will be sufficient to meet its working capital needs for at least the next twelve months.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Payments due by period (in thousands):

	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Contractual Obligations:
Operating Lease Obligations (1)	$50,212	$10,406	$18,874	$15,746	$5,186
Purchase Obligations (2)	76,187	76,187	-	-	-
Other Long-Term Obligations (3)	129,235	31,585	49,947	38,870	8,833

Total Contractual Obligations	$255,634	$118,178	$68,821	$54,616	$14,019

(1) Includes store operating leases, which generally provide for payment of direct operating costs in addition to rent. These obligation amounts include future minimum lease payments and exclude direct operating costs.

(2) The Company had outstanding purchase obligations with suppliers at the end of fiscal 2013 for raw materials, finished watches and packaging in the normal course of business. These purchase obligation amounts do not represent total anticipated purchases but represent only amounts to be paid for items required to be purchased under agreements that are enforceable, legally binding and specify minimum quantity, price and term.

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

Unrecognized tax benefits at January 31, 2013 of $3.6 million and accrued interest and penalties of $2.0 million (both gross of tax benefit) are not included above. The final outcome of tax uncertainties is dependent upon various matters including tax examinations, interpretation of the applicable tax laws or expiration of statutes of limitations. The Company believes that its tax positions comply with applicable tax law and that it has adequately provided for these matters. However, the audits may result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. Management anticipates that it is reasonably possible that the total gross amount of unrecognized tax benefits will decrease by approximately $1.8 million in the next 12 months due to the potential expiration of the statute of limitations for certain tax return examinations, a portion of which may affect the effective tax rate; however, management does not currently anticipate a significant effect on net earnings. Future developments may result in a change in this assessment.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet financing or unconsolidated special-purpose entities.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU No. 2013-02 requires presentation of reclassification adjustments from each component of accumulated other comprehensive income either in a single note or parenthetically on the face of the financial statements, for those amounts required to be reclassified into Net income in their entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety in the same reporting period, cross-reference to other disclosures is required. As permitted under ASU 2013-02, the Company has elected to present reclassification adjustments from each component of accumulated other comprehensive income within a single note to the financial statements beginning in the first quarter of fiscal 2014.

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, “Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the current option to disclose other comprehensive income and its components in the statement of changes in equity. As permitted under ASU No. 2011-05, the Company has elected to present items of Net income and Other comprehensive income in two separate consecutive statements beginning in the first quarter of fiscal 2013.

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

As of January 31, 2013, the Company’s entire net forward contracts hedging portfolio consisted of 36.0 million Swiss francs equivalent for various expiry dates ranging through July 22, 2013 compared to a portfolio of 38.0 million Swiss francs equivalent for various expiry dates ranging through July 19, 2012 as of January 31, 2012. If the Company were to settle its Swiss franc forward contracts at January 31, 2013, the net result would be a gain of $0.6 million, net of tax expense of $0.3 million. The Company had no Swiss franc option contracts related to cash flow hedges as of January 31, 2013 or January 31, 2012.

The Company’s Board of Directors authorized the hedging of the Company’s Swiss franc denominated investment in its wholly-owned Swiss subsidiaries using purchase options under certain limitations. These hedges are treated as net investment hedges under the relevant accounting guidance regarding derivative instruments. As of January 31, 2013 and 2012, the Company did not hold a purchased option hedge portfolio related to net investment hedging.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under a hedging program, the Company can purchase various commodity derivative instruments, primarily future contracts. These derivatives are documented as qualified cash flow hedges, and gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. The Company did not hold any futures contracts in its gold hedge portfolio related to cash flow hedges as of January 31, 2013 and 2012, thus any changes in the gold price will have an equal effect on the Company’s cost of sales.

During the fourth quarter of fiscal 2011, the Company concluded it would significantly reduce its offering of gold watches and the Company decided to melt its non-core inventory of gold watches because the current salvage value of the gold was adequate and could be easily and quickly realized, while significant excessive time, effort and costs would be required to sell the gold watches. As a result, the Company entered into commodity futures contracts to offset its exposure to the fluctuating value of gold. These futures contracts are not designated as qualified hedges and, therefore, changes in the fair value of these derivatives were recognized into earnings, thereby offsetting the earnings effect of fluctuations in the sale price of gold. As of January 31, 2013 and 2012, the Company held no commodity futures contracts related to gold.

Debt and Interest Rate Risk

In addition, the Company has certain debt obligations with variable interest rates, which are based on LIBOR plus a fixed additional interest rate. The Company does not hedge these interest rate risks. As of January 31, 2013, the Company had no outstanding debt. For additional information concerning potential changes to future interest obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

The Company’s Chief Executive Officer and Chief Financial Officer have furnished the Sections 302 and 906 certifications required by the U.S. Securities and Exchange Commission in this annual report on Form 10-K. In addition, the Company’s Chief Executive Officer certified to the NYSE in June 2012 that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the year ended January 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

See Consolidated Financial Statements and Supplementary Data for Management’s Annual Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is included in the Company’s Proxy Statement for the 2013 annual meeting of shareholders under the captions “Election of Directors” and “Management” and is incorporated herein by reference.

Information on the beneficial ownership reporting for the Company’s directors and executive officers is contained in the Company’s Proxy Statement for the 2013 annual meeting of shareholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Information on the Company’s Audit Committee and Audit Committee Financial Expert is contained in the Company’s Proxy Statement for the 2013 annual meeting of shareholders under the caption “Information Regarding the Board of Directors and Its Committees” and is incorporated herein by reference.

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

Item 11.  Executive Compensation

The information required by this item is included in the Company’s Proxy Statement for the 2013 annual meeting of shareholders under the captions “Executive Compensation” and “Compensation of Directors” and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included in the Company’s Proxy Statement for the 2013 annual meeting of shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this item is included in the Company’s Proxy Statement for the 2013 annual meeting of shareholders under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information required by this item is included in the Company’s Proxy Statement for the 2013 annual meeting of shareholders under the caption “Fees Paid to PricewaterhouseCoopers LLP” and is incorporated herein by reference.

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

Incorporated herein by reference is a list of the Exhibits contained in the Exhibit Index on pages 58 through 64 of this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOVADO GROUP, INC. (Registrant)
Dated: March 26, 2013	By:	/s/ Efraim Grinberg
Efraim Grinberg
Chairman of the Board of Directors
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 26, 2013	/s/ Efraim Grinberg
Efraim Grinberg
Chairman of the Board of Directors
and Chief Executive Officer
Dated: March 26, 2013	/s/ Richard J. Coté
Richard J. Coté
President and
Chief Operating Officer
Dated: March 26, 2013	/s/ Sallie A. DeMarsilis
Sallie A. DeMarsilis
Senior Vice President, Chief Financial Officer
and Principal Accounting Officer
Dated: March 26, 2013	/s/ Alex Grinberg
Alex Grinberg
Senior Vice President Customer/Consumer
Centric Initiatives
Dated: March 26, 2013	/s/ Margaret Hayes Adame
Margaret Hayes Adame
Director
Dated: March 26, 2013	/s/ Alan H. Howard
Alan H. Howard
Director
Dated: March 26, 2013	/s/ Richard D. Isserman
Richard D. Isserman
Director

Dated: March 26, 2013	/s/ Nathan Leventhal
Nathan Leventhal
Director
Dated: March 26, 2013	/s/ Donald Oresman
Donald Oresman
Director
Dated: March 26, 2013	/s/ Maurice Reznik
Maurice Reznik
Director
Dated: March 26, 2013	/s/ Leonard L. Silverstein
Leonard L. Silverstein
Director

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated By-Laws of the Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 8, 2008.

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

Exhibit Number	Description

10.5	License Agreement dated December 9, 1996 between the Registrant and Coach, a division of Sara Lee Corporation. Incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 1997.

10.6	Amendment Number 2 dated as of September 1, 1999 to the December 9, 1996 License Agreement between Coach, a division of Sara Lee Corporation, and the Registrant. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1999.

10.7	Severance Agreement dated December 15, 1999, and entered into December 16, 1999 between the Registrant and Richard J. Coté. Incorporated herein by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2000. *

10.8	Lease made December 21, 2000 between the Registrant and Mack-Cali Realty, L.P. for premises in Paramus, New Jersey together with First Amendment thereto made December 21, 2000. Incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2000.

10.9	Lease Agreement dated May 22, 2000 between Forsgate Industrial Complex and the Registrant for premises located at 105 State Street, Moonachie, New Jersey. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2000.

10.10	Second Amendment of Lease dated July 26, 2001 between Mack-Cali Realty, L.P., as landlord, and Movado Group, Inc., as tenant, further amending lease dated as of December 21, 2000. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended October 31, 2001.

10.11	Third Amendment of Lease dated November 6, 2001 between Mack-Cali Realty, L.P., as lessor, and Movado Group, Inc., as lessee, for additional space at Mack-Cali II, One Mack Drive, Paramus, New Jersey. Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended October 31, 2001.

Exhibit Number	Description

10.12	Amendment Number 2 to Registrant’s 1996 Stock Incentive Plan dated March 16, 2001. Incorporated herein by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2002.*

10.13	Amendment Number 3 to Registrant’s 1996 Stock Incentive Plan approved June 19, 2001. Incorporated herein by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2002.*

10.14	Amendment Number 3 to License Agreement dated December 9, 1996, as previously amended, between the Registrant, Movado Watch Company S.A. and Coach, Inc., dated as of January 30, 2002. Incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2002.

10.15	Employment Agreement dated August 27, 2004 between the Registrant and Mr. Timothy F. Michno. Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2004. *

10.16	Master Credit Agreement dated August 17, 2004 and August 20, 2004 between MGI Luxury Group S.A. and UBS AG. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.

10.17	Fifth Amendment of Lease dated October 20, 2003 between Mack-Cali Realty, L.P. as landlord, and the Registrant as tenant further amending the lease dated as of December 21, 2000. Incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2004.

10.18	Registrant’s 1996 Stock Incentive Plan, amended and restated as of April 8, 2004. Incorporated herein by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2005.*

10.19	License Agreement entered into November 21, 2005 by and between the Registrant, Swissam Products Limited and L.C. Licensing, Inc. Incorporated herein by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2006.

Exhibit Number	Description

10.20	License Agreement effective March 27, 2006 between MGI Luxury Group S.A. and Lacoste S.A., Sporloisirs S.A. and Lacoste Alligator S.A. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2006.

10.21	Third Amendment to License Agreement dated as of January 1, 1992 between the Registrant and Hearst Magazines, a Division of Hearst Communications, Inc., effective February 15, 2007. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.

10.22	Amendment Number 5 to License Agreement dated December 9, 1996 between the Registrant and Coach, Inc., effective March 9, 2007. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.

10.23	First Amendment dated as of February 27, 2009 to Lease dated May 22, 2000 between Forsgate Industrial Complex as Landlord and Movado Group, Inc. as Tenant for the premises known as 105 State Street, Moonachie, New Jersey. Incorporated herein by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2009.

10.24	Amendment Number 1 to the April 8, 2004 Amendment and Restatement of the Movado Group, Inc. 1996 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2008.*

10.25	Movado Group, Inc. Amended and Restated Deferred Compensation Plan for Executives, effective January 1, 2008. Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2008. *

10.26	Pledge Agreement, dated as of June 5, 2009, by Movado Group, Inc. and Movado Group Delaware Holdings Corporation in favor of Bank of America, N.A., as agent. Incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed June 9, 2009.

Exhibit Number	Description

10.27	Patent and Trademark Security Agreement dated as of June 5, 2009, by Movado Group, Inc. and Movado LLC in favor of Bank of America, N.A., as agent. Incorporated herein by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed June 9, 2009.

10.28	Amended and Restated Loan and Security Agreement, dated as of July 17, 2009, by and among Movado Group, Inc., Movado Group Delaware Holdings Corporation, Movado Retail Group, Inc. and Movado LLC, as Borrowers, Bank of America, N.A. and Bank Leumi USA, as lenders, and Bank of America, N.A., as agent. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 23, 2009.

10.29	Amendment Number 2 to Movado Group, Inc. 1996 Stock Incentive Plan as Amended and Restated as of April 8, 2004. Incorporated herein by reference to Annex A to the Registrant’s Definitive Proxy Statement filed with the SEC on May 8, 2009.*

10.30	Amendment Number 6 to License Agreement dated December 9, 1996 between the Registrant and Coach, Inc. effective June 4, 2009. Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009.

10.31	Amendment Number 7 to License Agreement dated December 9, 1996 between the Registrant and Coach, Inc. effective June 4, 2009. Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009.

10.32	Amended and Restated License Agreement among Tommy Hilfiger Licensing LLC, Movado Group, Inc. and Swissam Products Limited, dated as of September 16, 2009. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2009.

10.33	Second Amendment to License Agreement between L.C. Licensing, Inc., Movado Group, Inc. and Swissam Products Limited dated as of December 6, 2010, further amending the License Agreement dated as of November 15, 2005. Incorporated herein by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2011.

Exhibit Number	Description

10.34

Tenth Amendment to Lease dated March 10, 2011 between Mack-Cali Realty, L.P., as landlord, and the Registrant, as tenant, further amending the lease dated as of December 21, 2000. Incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2011.

10.35

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

10.36

Third Amendment dated as of June 1, 2011 to the License Agreement dated as of November 15, 2005 by and between L.C. Licensing, Inc., Registrant and Swissam Products Limited. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011.

10.37

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

10.38

Amended and Restated License Agreement, effective as of January 1, 2012 by and between MGI Luxury Group, S.A. and Hugo Boss Trademark Management GmbH & Co. KG. Incorporated herein by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2012.

10.39

License Agreement entered into as of March 22, 2012 by and between the Registrant and Ferrari S.p.A. Incorporated herein by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2012.

Exhibit Number	Description

10.40	Second Amendment entered into as of September 30, 2012 to Amended and Restated License Agreement dated September 16, 2009 by 2nd between the Registrant, Swissam Products Limited and Tommy Hilfiger Licensing, LLC. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2012.

10.41	Fourth Amendment dated as of September 28, 2012 to License Agreement dated as of November 15, 2005 by and between the Registrant and L.C. Licensing LLC. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2012.

21.1	Subsidiaries of the Registrant.**

23.1	Consent of PricewaterhouseCoopers LLP.**

31.1	Certification of Chief Executive Officer.**

31.2	Certification of Chief Financial Officer.**

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101

The following materials from the Company’s Form 10-K for the year ended January 31, 2013, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income / (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Equity, (vi) Notes to the Consolidated Financial Statements, (vii) Schedule II- Valuation and Qualifying Accounts and Reserves.***

*	Constitutes a compensatory plan or arrangement
**	Filed herewith
***	Pursuant to Rule 406T of Regulations S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of January 31, 2013.

Our internal control over financial reporting as of January 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Movado Group, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Movado Group, Inc. and its subsidiaries (the “Company”) at January 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Annual Report on Internal Control Over Financial Reporting” appearing in the accompanying index. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

March 26, 2013

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Year Ended January 31,
	2013	2012	2011

Continuing operations:

Net sales	$505,478	$468,117	$382,190

Cost of sales	227,596	211,772	199,188

Gross profit	277,882	256,345	183,002

Selling, general and administrative	228,536	222,782	195,099

Operating income / (loss)	49,346	33,563	(12,097)

Other income, net (Note 17)	-	747	-

Interest expense	(434)	(1,277)	(2,247)

Interest income	144	199	319

Income / (loss) from continuing operations before income taxes	49,056	33,232	(14,025)

(Benefit) / provision for income taxes (Note 7)	(8,812)	604	8,792

Income / (loss) from continuing operations	57,868	32,628	(22,817)

Discontinued operations:

(Loss) from discontinued operations, net of tax (Note 18)	-	-	(23,675)

Net income / (loss) including noncontrolling interests	57,868	32,628	(46,492)
Less: Net income attributed to noncontrolling interests	785	633	665

Net income / (loss) attributed to Movado Group, Inc.	$57,083	$31,995	($47,157)

Income / (loss) attributable to Movado Group, Inc.:
Income /(loss) from continuing operations, net of tax	$57,083	$31,995	($23,482)
(Loss) from discontinued operations, net of tax	-	-	(23,675)

Net income / (loss)	$57,083	$31,995	($47,157)

Basic income / (loss) per share:

Weighted basic average shares outstanding	25,267	24,926	24,753
Income / (loss) per share from continuing operations attributed to Movado Group, Inc.	$2.26	$1.28	($0.95)

(Loss) per share from discontinued operations	$-	$-	($0.96)
Net income / (loss) per share attributed to Movado Group, Inc.	$2.26	$1.28	($1.91)

Diluted income / (loss) per share:

Weighted diluted average shares outstanding	25,664	25,141	24,753
Income / (loss) per share from continuing operations attributed to Movado Group, Inc.	$2.22	$1.27	($0.95)

(Loss) per share from discontinued operations	$-	$-	($0.96)
Net income / (loss) per share attributed to Movado Group, Inc.	$2.22	$1.27	($1.91)

Dividends declared per share	$1.45	$0.12	$-

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

(In thousands)

	Fiscal Year Ended January 31,
	2013	2012	2011

Comprehensive income / (loss), net of taxes:
Net income / (loss) including noncontrolling interests	$57,868	$32,628	($46,492)
Net unrealized (loss) / gain on investments net of tax of $66, $0, $0, respectively	(19)	(47)	97
Net change in effective portion of hedging contracts	990	(851)	73
Foreign currency translation adjustments	3,448	5,714	25,431

Comprehensive income / (loss) including noncontrolling interests	62,287	37,444	(20,891)
Less: Comprehensive income attributable to noncontrolling interests	855	555	628

Total comprehensive income / (loss) attributable to Movado Group, Inc.	$61,432	$36,889	($21,519)

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$167,889	$182,201
Trade receivables	64,300	62,754
Inventories	164,354	163,680
Other current assets	37,556	25,516

Total current assets	434,099	434,151

Property, plant and equipment, net	44,501	36,290
Deferred income taxes	22,749	14,959
Other non-current assets	25,013	22,162

Total assets	$526,362	$507,562

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$22,075	$33,814
Accrued liabilities	35,047	38,822
Accrued payroll and benefits	16,089	14,261
Deferred and current income taxes payable	275	1,015

Total current liabilities	73,486	87,912

Deferred and non-current income taxes payable	5,637	7,291
Other non-current liabilities	21,547	18,285

Total liabilities	100,670	113,488

Commitments and contingencies (Notes 9 and 10)

Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	-	-
Common Stock, $0.01 par value, 100,000,000 shares authorized; 26,440, 975 and 26,124,281 shares issued, respectively	264	261
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,632,967 and 6,632,967 shares issued and outstanding, respectively	66	66
Capital in excess of par value	159,696	153,331
Retained earnings	272,094	251,695
Accumulated other comprehensive income	102,271	97,922
Treasury Stock, 7,634,649 and 7,776,407 shares at cost, respectively	(110,701)	(111,909)

Total Movado Group, Inc. shareholders’ equity	423,690	391,366
Noncontrolling interests	2,002	2,708

Total equity	425,692	394,074

Total liabilities and equity	$526,362	$507,562

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended January 31,
	2013	2012	2011
Cash flows from operating activities:
Net income / (loss) including noncontrolling interests	$57,868	$32,628	($46,492)
Adjustments to reconcile net income / (loss) to net cash provided by / (used in) operating activities:
Loss from discontinued operations	-	-	23,675
Depreciation and amortization	10,608	11,408	13,705
Write-down of inventories	2,621	1,772	25,967
Foreign currency transactional losses	511	-	-
Deferred income taxes	(16,161)	(8,691)	3,715
Gain on sale of asset held for sale	-	(747)	-
Stock-based compensation	2,888	1,675	1,530
Impairment of long-lived assets	-	-	3,086
Excess (tax benefit) from stock-based compensation	(1,657)	(214)	(279)
Stock donation	2,653	-	-
Changes in assets and liabilities:
Trade receivables	(1,139)	(2,965)	9,486
Inventories	(1,998)	19,031	2,829
Other current assets	(5,332)	6,820	8,561
Accounts payable	(11,728)	11,783	(894)
Accrued liabilities	(3,462)	8,064	1,542
Accrued payroll and benefits	1,828	6,181	4,240
Income taxes payable	1,161	(280)	1,279
Other non-current assets	(3,112)	(819)	3,802
Other non-current liabilities	3,232	416	(2,181)

Net cash provided by operating activities from continuing operations	38,781	86,062	53,571
Net cash (used in) operating activities from discontinued operations	-	-	(13,207)

Net cash provided by operating activities	38,781	86,062	40,364

Cash flows from investing activities:
Capital expenditures	(15,978)	(8,170)	(7,303)
Trademarks	(285)	(203)	(298)
Proceeds from asset held for sale	-	1,165	-

Net cash (used in) investing activities from continuing operations	(16,263)	(7,208)	(7,601)
Net cash (used in) investing activities from discontinued operations	-	-	(100)

Net cash (used in) investing activities	(16,263)	(7,208)	(7,701)

Cash flows from financing activities:
Proceeds of bank borrowings	-	-	30,000
Repayments of bank borrowings	-	-	(40,000)
Stock options exercised and other changes	1,575	1,373	355
Excess tax benefit from stock-based compensation	1,657	214	279
Purchase of incremental ownership of U.K. joint venture	(4,689)	-	-
Distribution of noncontrolling interests earnings	(234)	(127)	(232)
Dividends paid	(36,684)	(2,985)	-

Net cash (used in) financing activities from continuing operations	(38,375)	(1,525)	(9,598)
Net cash (used in) financing activities from discontinued operations	-	-	-

Net cash (used in) financing activities	(38,375)	(1,525)	(9,598)

Effect of exchange rate changes on cash and cash equivalents	1,545	1,856	8,976
Net (decrease) / increase in cash and cash equivalents	(14,312)	79,185	32,041
Cash and cash equivalents at beginning of year	182,201	103,016	70,975

Cash and cash equivalents at end of year	$167,889	$182,201	$103,016

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except per share amounts)

	Movado Group, Inc. Shareholders’ Equity
	Preferred Stock	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interests	Total

Balance, January 31, 2010	$-	$251	$66	$138,076	$269,842	$67,390	($102,071)	$1,884	$375,438

Net (loss) / income					(47,157)			665	(46,492)
Stock options exercised, net of tax of $0		8		9,890			(9,260)		638
Supplemental executive retirement plan				(4)					(4)

Stock-based compensation expense				1,530					1,530
Net unrealized gain on investments, net of tax benefit of $0						97			97
Net change in effective portion of hedging contracts, net of tax of $0						73			73
Foreign currency translation adjustment (1)						25,468		(37)	25,431
Distribution of noncontrolling interests earnings								(232)	(232)

Balance, January 31, 2011	-	259	66	149,492	222,685	93,028	(111,331)	2,280	356,479
Net income					31,995			633	32,628
Dividends ($0.12 per share)					(2,985)				(2,985)
Stock options exercised, net of tax of $0		2		2,125			(578)		1,549
Supplemental executive retirement plan				39					39
Stock-based compensation expense				1,675					1,675
Net unrealized loss on investments, net of tax of $0						(47)			(47)
Net change in effective portion of hedging contracts, net of tax of $0						(851)			(851)
Foreign currency translation adjustment (1)						5,792		(78)	5,714
Distribution of noncontrolling interests earnings								(127)	(127)

Balance, January 31, 2012	-	261	66	153,331	251,695	97,922	(111,909)	2,708	394,074

Net income					57,083			785	57,868

Dividends ($1.45 per share)					(36,684)				(36,684)
Stock options exercised, net of tax benefit of $1,657		3		4,600			(1,461)		3,142
Supplemental executive retirement plan				91					91

Stock-based compensation expense				2,888					2,888

Net unrealized loss on investments, net of tax of $66						(19)			(19)

Net change in effective portion of hedging contracts, net of tax of $0						990			990

Stock donation				2,148			2,669		4,817

Joint venture incremental share purchase				(3,362)				(1,327)	(4,689)
Foreign currency translation adjustment (1)						3,378		70	3,448
Distribution of noncontrolling interests earnings								(234)	(234)

Balance, January 31, 2013	$-	$264	$66	$159,696	$272,094	$102,271	($110,701)	$2,002	$425,692

(1) The currency translation adjustment is not adjusted for income taxes to the extent that they relate to permanent investments in international subsidiaries.

See Notes to Consolidated Financial Statement

NOTES TO MOVADO GROUP, INC.’S CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Movado Group, Inc. (the “Company”) designs, sources, markets and distributes quality watches with prominent brands in almost every price category comprising the watch industry. In fiscal 2013, the Company marketed ten distinctive brands of watches: Coach, Concord, Ebel, ESQ, Scuderia Ferrari, HUGO BOSS, Juicy Couture, Lacoste, Movado, and Tommy Hilfiger, which compete in most segments of the watch market.

Movado (with the exception of Movado BOLD), Ebel and Concord watches are manufactured in Switzerland by independent third party assemblers with some in-house assembly in La Chaux-de-Fonds, Switzerland. All Movado, ESQ, Ebel and Concord watches are manufactured using Swiss movements. All the Company’s products are manufactured using components obtained from third party suppliers. ESQ and Movado BOLD watches are manufactured by independent contractors in Asia using Swiss movements. Coach, Tommy Hilfiger, HUGO BOSS, Juicy Couture, Lacoste and Scuderia Ferrari watches are manufactured by independent contractors in Asia.

In addition to its sales to trade customers and independent distributors, until February 14, 2012, the Company sold select models of Movado watches directly to consumers in its Movado brand flagship store, located at Rockefeller Center in New York City. The Company also operates outlet stores throughout the United States, through which it sells discontinued models and factory seconds of all of the Company’s watches.

The Company’s subsidiary, Movado Retail Group, Inc., closed its Movado boutique division during its second quarter ended July 31, 2010. All of the Movado boutiques were located in the United States. Beginning in the second quarter of fiscal 2011, the financial results of the boutiques were reported as discontinued operations and presented in a separate section on the face of the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows for all periods presented.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly and majority-owned joint ventures. Intercompany transactions and balances have been eliminated.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company uses estimates when accounting for sales discounts, allowances and incentives, warranties, income taxes, depreciation, amortization, inventory write-downs, contingencies, impairments and asset and liability valuations.

Reclassification

Certain reclassifications were made to prior year’s financial statement amounts and related note disclosures to conform to the fiscal 2013 and 2012 presentation. In fiscal 2012, certain liabilities were reclassified from accrued liabilities to accounts payable to conform to the fiscal 2013 presentation. Also, in fiscal 2012, there was a reclassification of deferred revenue for certain customers from accounts receivables to accrued liabilities to conform to the fiscal 2013 presentation. In fiscal 2011, certain items were reclassified from inventories to accrued liabilities to conform to fiscal 2012 presentation. In addition, certain prior years’ financial statement amounts have been adjusted to reflect the Company’s change in inventory accounting discussed in Inventories of this section.

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

The financial statements of the Company’s international subsidiaries have been translated into United States dollars by translating balance sheet accounts at year-end exchange rates and statement of operations accounts at average exchange rates for the year. Foreign currency transaction gains and losses are charged or credited to earnings as incurred. Foreign currency translation gains and losses are reflected in the equity section of the Company’s consolidated balance sheet in Accumulated Other Comprehensive Income. The balance of the foreign currency translation adjustment, included in Accumulated Other Comprehensive Income, was $102.2 million and $98.8 million as of January 31, 2013 and 2012, respectively.

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with original maturities at date of purchase of three months or less.

Trade Receivables

Trade receivables as shown on the consolidated balance sheets are net of allowances. The allowance for doubtful accounts is determined through an analysis of the aging of accounts receivable, assessments of collectability based on historic trends, the financial condition of the Company’s customers and an evaluation of economic conditions. The Company writes off uncollectible trade receivables once collection efforts have been exhausted and third parties confirm the balance is not recoverable.

The Company’s trade customers include department stores, jewelry store chains and independent jewelers. All of the Company’s watch brands, except ESQ, are also marketed outside the U.S. through a network of independent distributors. Accounts receivable are stated net of doubtful accounts, returns and allowances of $17.1 million, $16.2 million and $16.0 million at January 31, 2013, 2012 and 2011, respectively. In fiscal 2013, the Company recorded a charge of $4.9 million related to the repositioning of the Coach watch brand from a collection priced to be sold in a department store’s fine watch department to one suitable for sale in the fashion watch department. The charge represents the Company’s estimated cost of the aggregate sales allowance to Coach watch retailers affected by the repositioning.

The Company’s concentrations of credit risk arise primarily from accounts receivable related to trade customers during the peak selling seasons. The Company has significant accounts receivable balances due from major national chain and department stores. The Company’s results of operations could be materially adversely affected in the event any of these customers or a group of these customers defaulted on all or a significant portion of their obligations to the Company as a result of financial difficulties. As of January 31, 2013, except for those accounts provided for in the reserve for doubtful accounts, the Company knew of no situations with any of the Company’s major customers which would indicate any such customer’s inability to make its required payments.

Inventories

The Company valued its inventory at the lower of cost or market. Effective February 1, 2011, the Company changed its method of valuing its U.S. inventories to the average cost method. In prior years, primarily all U.S. inventories were valued using the first-in, first-out (“FIFO”) method. With this change, all of the Company’s inventories were valued using the average cost method. The Company believed that the average cost method of inventory valuation is preferable because (1) it permits the Company to use a single method of accounting for all of the Company’s U.S. and international inventories, (2) it aligns costing with the Company’s forecasting and procurement decisions, and (3) since a number of the Company’s key competitors use the average cost method, it improves comparability of the Company’s financial statements. The consolidated financial statements of prior periods presented have been adjusted to apply the accounting method retroactively, as described in the applicable accounting guidance for accounting changes and error corrections. The Company performed reviews of its on-hand inventory to determine amounts, if any, of inventory that are deemed discontinued, excess, or unsaleable. Inventory classified as discontinued, together with the related component parts which can be assembled into saleable finished goods, is sold primarily through the Company’s outlet stores. When management determined that finished product is unsaleable or that it is impractical to build the remaining components into watches for sale, a charge is recorded to value those products and components at the lower of cost or market.

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

Intangibles

Intangible assets consist primarily of trademarks and are recorded at cost. Trademarks are amortized over ten years. The Company periodically reviews intangible assets to evaluate whether events or changes have occurred that would suggest an impairment of carrying value. An impairment would be recognized when carrying value is lower than estimated fair value. At January 31, 2013 and 2012, intangible assets at cost were $12.7 million and $12.4 million, respectively, and related accumulated amortization of intangibles was $11.2 million and $10.7 million, respectively. Amortization expense for fiscal 2013, 2012 and 2011 was $0.5 million, $0.6 million and $0.9 million, respectively. As mentioned in Long-Lived Assets, impairment charges related to certain intangible assets were recorded in fiscal 2011 in the amount of $1.3 million.

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

Revenue Recognition

In the wholesale segment, the Company recognizes its revenues upon transfer of title and risk of loss in accordance with its FOB shipping point terms of sale and after the sales price is fixed and determinable and collectability is reasonably assured. In the retail segment, transfer of title and risk of loss occurs at the time of register receipt. The Company records estimates for sales returns, volume-based programs and sales and cash discount allowances as a reduction of revenue in the same period that the sales are recorded. These estimates are based upon historical analysis, customer agreements and/or currently known factors that arise in the normal course of business. While returns have historically been within the Company’s expectations and the provisions established, future return rates may differ from those experienced in the past. In the event that returns are authorized at a rate significantly higher than the Company’s historic rate, the resulting returns could have an adverse impact on its operating results for the period in which such results materialize. During the fourth quarter of fiscal 2013, the Company recorded a charge of $4.9 million related to the repositioning of the Coach watch brand from a collection priced to be sold in a department store’s fine watch department to one suitable for sale in the fashion watch department. The charge represents the Company’s estimated cost of the aggregate sales allowance to Coach watch retailers affected by the repositioning.

Cost of Sales

Cost of sales of the Company’s products consist primarily of component costs, royalties, depreciation, amortization, assembly costs and unit overhead costs associated with the Company’s supply chain operations in Switzerland and Asia. The Company’s supply chain operations consist of logistics management of assembly operations and product sourcing in Switzerland and Asia and minor assembly in Switzerland. Through productivity improvement efforts, the Company has controlled the level of overhead costs and maintained flexibility in its cost structure by outsourcing a significant portion of its component and assembly requirements.

Cost of sales of the Company’s products includes costs for raw material and components, as well as labor for assembly of finished goods, all of which can be impacted by inflation. While inflation in costs has negatively impacted gross margin percentage, this effect has not been material to the Company’s results of operations for the periods presented in this report. A significant increase in these costs due to inflation could have a material adverse effect on the Company’s future results of operations. While the Company may seek to offset the negative inflationary impact on these costs with price increases on its products, its ability to effectively do so will depend on the extent it can pass on price increases and still remain competitive in the marketplace.

Since a substantial amount of the Company’s product costs are incurred in Swiss francs, fluctuations in the U.S. dollar/Swiss franc exchange rate can impact the Company’s cost of goods sold and, therefore, its gross margins. The Company reduces its exposure to the Swiss franc exchange rate risk through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. In the event these exposures do not offset, the Company has the ability to hedge its Swiss franc purchases using a combination of forward contracts and purchased currency options. The Company’s hedging program had the effect of reducing the exchange rate impact on product costs and gross margins for fiscal years 2013, 2012 and 2011.

Selling, General and Administrative (“SG&A”) Expenses

The Company’s SG&A expenses consist primarily of marketing, selling, distribution, general and administrative expenses. In fiscal 2013 and 2012, the Company recorded a $3.0 million pre-tax charge related to donations made to the Movado Group Foundation. In fiscal 2011, the Company recorded a non-cash pre-tax charge of $3.1 million related to the write-down of certain intangible assets, tooling costs and trade booths for the Basel Fair. In fiscal 2011, the Company also recorded a benefit of $4.3 million resulting from the reversal of a previously recorded liability for a retirement agreement with the Company’s former Chairman.

Annual marketing expenditures are based principally on overall strategic considerations relative to maintaining or increasing market share in markets that management considers to be crucial to the Company’s continued success as well as on general economic conditions in the various markets around the world in which the Company sells its products. Marketing expenses include various forms of media advertising, digital advertising and co-operative advertising with customers and distributors and other point-of-sale marketing and promotion spending. For fiscal 2013, 2012 and 2011, the Company increased its investment in marketing and advertising in order to elevate its connection to consumers and better position its brands in the marketplace.

Selling expenses consist primarily of salaries, sales commissions, sales force travel and related expenses, depreciation and amortization, expenses associated with Baselworld, the annual watch and jewelry trade show, and other industry trade shows and operating costs incurred in connection with the Company’s retail business. Sales commissions vary with overall sales levels. Retail selling expenses consist primarily of payroll related and store occupancy costs.

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

Warranty liability for the fiscal years ended January 31, 2013, 2012 and 2011 was as follows (in thousands):

	2013	2012	2011

Balance, beginning of year	$2,309	$2,149	$1,911
Provision charged to operations	2,584	2,309	2,149
Settlements made	(2,309)	(2,149)	(1,911)

Balance, end of year	$2,584	$2,309	$2,149

Pre-opening Costs

Costs associated with the opening of retail stores, including pre-opening rent, are expensed in the period incurred.

Marketing

The Company expenses the production costs of an advertising campaign at the commencement date of the advertising campaign. Included in marketing expenses are costs associated with co-operative advertising, media advertising, digital advertising, production costs and costs of point-of-sale materials and displays. These costs are recorded as SG&A expenses. The Company participates in co-operative advertising programs on a voluntary basis and receives a “separately identifiable benefit in exchange for the consideration.” Since the amount of consideration paid to the retailer does not exceed the fair value of the benefit received by the Company, these costs are recorded as SG&A expenses as opposed to being recorded as a reduction of revenue. Marketing expense for fiscal 2013, 2012 and 2011 amounted to $68.2 million, $64.2 million and $58.9 million, respectively.

Included in the other current assets in the consolidated balance sheets as of January 31, 2013 and 2012 are prepaid advertising costs of $0.8 million and $0.5 million, respectively. These prepaid costs represent advertising costs paid to licensors in advance, pursuant to the Company’s licensing agreements and sponsorships.

Shipping and Handling Costs

Amounts charged to customers and costs incurred by the Company related to shipping and handling are included in net sales and cost of goods sold, respectively. The amounts recorded for fiscal years 2013, 2012 and 2011 were insignificant.

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

The weighted-average number of shares outstanding for basic earnings per share were approximately 25,267,000, 24,926,000 and 24,753,000 for fiscal 2013, 2012 and 2011, respectively. For the years ended January 31, 2013 and 2012, the number of shares outstanding for diluted earnings per share were approximately 25,664,000 and 25,141,000, respectively. For January 31, 2011, the number of shares outstanding for diluted earnings per share was the same as the basic earnings per share because the Company generated a net loss. For the years ended January 31, 2013 and 2012, the number of shares outstanding for diluted earnings per share were increased by approximately 397,000 and 215,000 due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans.

For the years ended January 31, 2013, 2012, and 2011 approximately 276,000 and 593,000, 685,000, respectively, of potentially dilutive common stock equivalents were excluded from the computation of dilutive earnings per share because their effect would have been antidilutive.

Stock-Based Compensation

Under the accounting guidance for share-based payments, the Company utilizes the Black-Scholes option-pricing model which requires that certain assumptions be made to calculate the fair value of each option at the grant date. The expected life of stock option grants is determined using historical data and represents the time period during which the stock option is expected to be outstanding until it is exercised. The risk free interest rate is the yield on the grant date of U.S. Treasury constant maturities with a maturity date closest to the expected life of the stock option. The expected stock price volatility is derived from historical volatility and calculated based on the estimated term structure of the stock option grant. The expected dividend yield is calculated using the expected annualized dividend which remains constant during the expected term of the option.

Compensation expense for equity instruments is accrued based on the estimated number of instruments for which the requisite service is expected to be rendered and expensed on a straight-line basis over the vesting term.

See Note 11 to the Company’s Consolidated Financial Statements for further information regarding stock-based compensation.

NOTE 2 – INVENTORIES

Inventories consisted of the following (in thousands):

	As of January 31,
	2013	2012
Finished goods	$101,830	$97,975
Component parts	53,061	57,700
Work-in-process	9,463	8,005

	$164,354	$163,680

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at January 31, at cost, consisted of the following (in thousands):

	As of January 31,
	2013	2012
Land and buildings	$1,676	$3,883
Furniture and equipment	56,153	60,802
Computer software	44,260	43,546
Leasehold improvements	24,365	20,912
Design fees and tooling costs	2,742	13,873

	129,196	143,016
Less: accumulated depreciation	84,695	106,726

	$44,501	$36,290

Depreciation and amortization expense for continuing operations related to property, plant and equipment for fiscal 2013, 2012 and 2011 was $10.0 million, $9.9 million and $12.2 million, respectively.

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

Availability under the Facility is determined by reference to a borrowing base which is based on the sum of a percentage of eligible accounts receivable and eligible inventory of the Borrowers. $10.0 million in availability is blocked unless the Borrowers have achieved for the most recently ended four fiscal quarter period a consolidated fixed charge coverage ratio of at least 1.25 to 1.0 with domestic EBITDA greater than $10.0 million. The Borrowers are not currently subject to the availability block. The availability block, if applicable, will be reduced by the amount by which the borrowing base exceeds $25.0 million, up to a maximum reduction of $5.0 million. Availability under the Facility may be further reduced by certain reserves established by the Agent in its good faith credit judgment. The Second Amendment reduced the Lenders’ total commitment under the Loan Agreement from $55.0 million to $25.0 million and consequently availability was correspondingly reduced. As of January 31, 2013, total availability under the Facility, giving effect to an availability block of $0, no outstanding borrowings and the letters of credit outstanding under the subfacility, was $20.4 million.

The initial applicable margin for LIBOR rate loans was 4.25% and for base rate loans was 3.25%. After July 17, 2010, the applicable margins decreased or increased by 0.25% per annum from the initial applicable margins depending on whether average availability for the most recently completed fiscal quarter was either greater than $12.5 million, or was $5.0 million or less, respectively. The First Amendment reduced the applicable margins for both LIBOR rate loans and base rate loans by 1.25% and the Second Amendment further reduced the applicable margins by 0.75%. Accordingly, as of January 31, 2013 and based on current availability, the applicable margins were 2.00% and 1.00% for LIBOR and base rate loans, respectively.

After the date (the “Block Release Date”) when availability under the Facility is no longer subject to any blocked amount, if borrowing availability is less than $12.5 million, the Borrowers will be subject to a minimum fixed charge coverage ratio until such time as borrowing availability has been greater than $12.5 million for at least 90 consecutive days.

After the Block Release Date, cash dominion will be imposed if borrowing availability is less than $10.0 million and will continue until such time as borrowing availability has been greater than $10.0 million for at least 45 consecutive days. As of January 31, 2013, the Borrowers were not subject to cash dominion, nor do the Borrowers expect to be subject to such a requirement in the foreseeable future.

The Loan Agreement contains additional affirmative and negative covenants binding on the Borrowers and their subsidiaries that are customary for asset based facilities, including, but not limited to, restrictions and limitations on the incurrence of debt for borrowed money and liens, dispositions of assets, capital expenditures, dividends and other payments in respect of equity interests, the making of loans and equity investments, prepayments of subordinated and certain other debt, mergers, consolidations, liquidations and dissolutions, and transactions with affiliates. The Loan Agreement permits Borrowers to pay distributions as dividends and make share repurchases up to an aggregate of $150.0 million (less the amount of any charitable donations made by the Company which are permitted up to an aggregate amount of $14 million) and make acquisitions up to an aggregate of $50.0 million, as long as, at the time of such transaction, either (A) Borrowers have cash assets of at least $60.0 million with no revolver loans outstanding, or (B) (i) the consolidated fixed charge coverage ratio is at least 1.25 to 1.00, (ii) availability is greater than $12.5 million and (iii) positive EBITDA plus repatriated cash dividends minus restricted payments are greater than $0. The Company, as of January 31, 2013, was in compliance with these financial covenants and, therefore, that it is permitted to pay dividends. The Company presently expects that it will be able to pay any dividends declared through the remaining term of the Facility.

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

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. As of January 31, 2013 and 2012, these lines of credit totaled 10 million Swiss francs for both periods, with dollar equivalents of $11.0 million and $10.9 million, respectively. As of January 31, 2013 and 2012, there were no borrowings against these lines. As of January 31, 2013, two European banks and a bank in Dubai have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $2.3 million in various foreign currencies.

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

As of January 31, 2013, the Company’s entire net forward contracts hedging portfolio consisted of 36 million Swiss francs equivalent with various expiry dates ranging through July 22, 2013.

During the fourth quarter of fiscal 2011, the Company concluded it would significantly reduce its offering of gold watches and the Company decided to melt its non-core inventory of gold watches because the current salvage value of the gold was adequate and could be easily and quickly realized, while significant excessive time, effort and costs would be required to sell the gold watches. As a result, the Company entered into commodity futures contracts to offset its exposure to the fluctuating value of gold. These futures contracts were not designated as qualified hedges and, therefore, changes in the fair value of these derivatives are recognized into earnings, thereby offsetting the earnings effect of fluctuations in the sale price of gold. As of January 31, 2013, the Company held no commodity futures contracts related to gold.

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for derivatives as of January 31, 2013 and 2012 (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	2013 Fair Value	2012 Fair Value	Balance Sheet Location	2013 Fair Value	2012 Fair Value
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$876	$214	Accrued Liabilities	$2	$1,190

Total Derivative Instruments		$876	$214		$2	$1,190

As of January 31, 2013, the balance of deferred net gains/losses on derivative financial instruments documented as cash flow hedges included in accumulated other comprehensive income (“AOCI”) was $0. As of January 31, 2012, the balance of deferred net losses on derivative financial instruments documented as cash flow hedges included in accumulated other comprehensive income was $1.0 million in net losses, net of tax of $1.0 million, compared to $0.1 million in net losses, net of tax of $1.0 million as of January 31, 2011. The Company’s sell through of inventory purchased in Swiss francs will primarily cause the amount in AOCI to affect cost of goods sold. The maximum length of time the Company hedges its exposure to the fluctuation in future cash flows for forecasted transactions is 24 months. For the year ended January 31, 2013 there were no reclassifications from AOCI to earnings. For the years ended January 31, 2012 and 2011 the Company reclassified from AOCI to earnings $0.9 million of net gains, net of tax of $0, and $1.5 million of net gains, net of tax of $0, respectively.

During fiscal 2013, 2012, and 2011, the Company recorded no charges related to its assessment of the effectiveness of its derivative hedge portfolio because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged. Changes in the contracts’ fair value due to spot-forward differences are excluded from the designated hedge relationship. The Company records these transactions in cost of sales of the Consolidated Statements of Operations.

NOTE 6 - FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Accounting guidance establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1	-	Quoted prices in active markets for identical assets or liabilities.
•	Level 2	-	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
•	Level 3	-	Unobservable inputs based on the Company’s assumptions.

The guidance required the use of observable market data if such data is available without undue cost and effort.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of January 31, 2013 (in thousands):

	Fair Value at January 31, 2013

	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$285	$-	$-	$285
SERP assets - employer	783	-	-	783
SERP assets - employee	17,637	-	-	17,637
Hedge derivatives	-	876	-	876

Total	$18,705	$876	$-	$19,581

Liabilities:
SERP liabilities - employee	$17,637	$-	$-	$17,637
Hedge derivatives	-	2	-	2

Total	$17,637	$2	$-	$17,639

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

NOTE 7 - INCOME TAXES

The provision for income taxes for continuing operations for the fiscal years ended January 31, 2013, 2012 and 2011 consists of the following components (in thousands):

	2013	2012	2011
Current:
U.S. Federal	$2,365	$382	$374
U.S. State and Local	499	141	98
Non-U.S.	3,559	8,202	2,697

	6,423	8,725	3,169

Noncurrent:
U.S. Federal	56	(1,396)	565
Non-U.S.	498	851	-

	554	(545)	565

Deferred:
U.S. Federal	(18,197)	-	-
U.S. State and Local	(495)	-	-
Non-U.S.	2,903	(7,576)	5,058

	(15,789)	(7,576)	5,058

(Benefit) / provision for income taxes	($8,812)	$604	$8,792

Income/(loss) before taxes for continuing U.S. operations was $11.7 million, $2.8 million, and ($2.6 million) for periods ended January 31, 2013, 2012 and 2011, respectively. Income/(loss) before taxes for non-U.S. operations was $37.4 million, $30.4 million, and ($11.4 million) for periods ended January 31, 2013, 2012 and 2011, respectively.

Significant components of the Company’s deferred income tax assets and liabilities as of January 31, 2013 and 2012 are as follows (in thousands):

	2013 Deferred Taxes		2012 Deferred Taxes
	Assets	Liabilities	Assets	Liabilities
Net operating loss carryforwards	$16,119	$-	$20,866	$-
Inventory	6,155	-	5,245	-
Unprocessed returns	2,143	-	1,142	-
Receivables allowance	1,256	275	1,434	541
Deferred compensation	9,760	-	9,539	-
Foreign tax credits	4,204	-	7,234	-
Unrepatriated earnings	-	2,724	-	2,797
Capital loss carryforwards	1,464	-	-	-
Depreciation/amortization	5,592	3,053	6,631	3,245
Other provisions/accruals	2,567	-	2,344	-
Miscellaneous	611	-	580	5

	49,871	6,052	55,015	6,588
Valuation allowance	(11,491)	-	(32,856)	-

Total deferred tax assets and liabilities	$38,380	$6,052	$22,159	$6,588

As of January 31, 2013, the Company had total foreign net operating loss carryforwards of approximately $57.8 million, which are available to offset taxable income in future years. $35.7 million of these carryforwards were incurred in Switzerland. At January 31, 2011, the Company had established a valuation allowance of $10.1 million on the related deferred tax assets of one of its Swiss subsidiaries, with a corresponding charge to income tax expense. In assessing the realizability of the net deferred tax asset, the Company had concluded at that time that more weight should be given to the recent operating losses and the continued uncertainty in the world-wide economy and retail industry than the expectation of projected future taxable income and its long history of generating taxable income.

In the fourth quarter of fiscal 2012, the company concluded, based upon all available evidence, that it was more likely than not its Swiss subsidiary would have sufficient future taxable income to realize its net deferred tax asset. As a result, the Company reversed the full $10.3 million valuation allowance as a credit to income tax expense on January 31, 2012. In reaching its conclusion relating to this significant judgment, the Company considered both negative and positive evidence. Negative evidence included a three year cumulative loss as of January 31, 2012, which was generated during the global economic downturn. Positive evidence included the strong fiscal 2012 earnings results of the Swiss subsidiary, projections of future taxable income for the subsidiary, overall Company results for fiscal 2012, as well as the continued positive trend experienced by the retail industry during calendar year 2011. While the Company believes the assumptions included in its projections of future taxable income for this subsidiary are reasonable, if the actual results vary from expected results due to unforeseen changes in the worldwide economy or retail industry, or other factors, the Company may need to make future adjustments to the valuation allowance for all, or a portion, of the net deferred tax asset. At January 31, 2013, the balance of the deferred tax asset valuation allowance relating to two other Swiss companies was $1.7 million, principally to reserve for operating loss carryforwards for which future projected taxable income is not sufficient to realize the benefit of the deferred tax asset.

The remaining foreign tax losses of $22.1 million are primarily related to the Company’s operations in Japan, Germany, and the United Kingdom. A full valuation allowance has been established on the deferred tax assets resulting from all of these losses due to the Company’s assessment that it is not more-likely-than-not the deferred tax assets will be utilized.

As of January 31, 2013, the Company had no U.S. federal net operating loss carryforwards. The recognition of windfall tax benefits from stock-based compensation deducted on the tax return is prohibited until realized through a reduction of income tax payable. Tax benefits totaling $1.7 million were recorded in additional paid-in-capital during fiscal 2013 due to the utilization of foreign tax credit carryforwards that resulted in the realization of windfall tax benefits. The Company also has an estimated apportioned $46.9 million in U.S. state net operating loss carryforwards. A partial valuation allowance has been established on the deferred tax assets due to the Company’s assessment that it is more-likely-than-not that the majority of the losses will not be utilized within expiration periods ranging from 2 to 20 years.

At January 31, 2013, the Company’s net U.S. deferred tax assets amounted to $23.3 million, against which a valuation allowance of $2.8 million has been established. The Company bases its estimate of deferred tax assets and liabilities on current tax laws and rates as well as expected future income. The realization of deferred tax assets depends on the Company’s ability to generate future income. Under U.S. GAAP, deferred tax assets are to be reduced by a valuation allowance if based on the weight of available positive and negative evidence, it is more-likely-than-not that all or some portion of the deferred tax assets will not be realized. In the third quarter of fiscal 2010, the Company determined that it was appropriate to record a full valuation allowance against its net deferred tax assets in the United

States, primarily due to the Company’s domestic loss position in recent years. At that time, expectation of future income was not sufficient to overcome such negative evidence, and although the Company believed it would ultimately utilize the underlying tax benefits within the statutory limits, in fiscal 2010, the Company recognized a non-cash deferred tax expense of $21.4 million. In the third quarter of fiscal 2013, the Company concluded, based upon all available evidence, that it was more likely than not that its domestic consolidated group would have sufficient future taxable income to realize its net deferred tax assets. As a result, the Company reversed the major portion of the valuation allowance, resulting in a non-cash deferred tax benefit of $19.4 million. In reaching its conclusion relating to this significant judgment, the Company considered both negative and positive evidence. Positive evidence included the three year cumulative profit position as of October 31, 2012 as well as domestic projections of future taxable income, positive Company results and the continued positive trend experienced by the retail industry during calendar 2012. The Company maintained a valuation allowance only against state tax loss carryforwards due to uncertainty in utilizing the losses prior to expiry. While the Company believes the assumptions included in its projections of future taxable income for the domestic consolidated group are reasonable, if the actual results vary from expected results due to unforeseen changes in the worldwide economy or retail industry, or other factors, the Company may need to make future adjustments to the valuation allowance for all, or a portion, of the net deferred tax assets. In the fourth quarter of fiscal 2013, the Company recognized a non-cash deferred tax asset of $0.4 million as a result of the partial release of the valuation allowance against the deferred tax assets for state tax losses. In addition, in the fourth quarter of fiscal 2013, the Company recorded a deferred tax benefit of approximately $1.4 million for domestic capital losses, with a full valuation allowance due to no expectation of future domestic capital gains sufficient to utilize the future tax benefit.

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

The provision / (benefit) for income taxes for continuing operations differs from the amount determined by applying the U.S. federal statutory rate as follows (in thousands):

	Fiscal Year Ended January 31,
	2013	2012	2011

Provision/(benefit) for income taxes at the U.S. statutory rate	$17,169	$11,631	($12,412)
Lower effective foreign income tax rate	(6,006)	(4,952)	(439)
Change in valuation allowance	(19,526)	(13,922)	12,858
Tax provided on earnings of foreign subsidiaries	109	4,369	7,945
Change in liabilities for uncertain tax positions, net	554	(545)	565
State and local taxes, net of federal benefit	607	84	226
Foreign legal reorganizations	(1,902)	-	-
Foreign tax settlement	-	4,302	-
Other, net	183	(363)	49

Total provision/(benefit) for income taxes	($8,812)	$604	$8,792

At January 31, 2013, the Company recorded $1.9 million net tax benefit related to the reorganization of business operations in Japan and the UK. At January 31, 2012, the Company recorded $4.3 million in accrued liabilities on the Company’s Consolidated Balance Sheets for a Swiss withholding tax liability and a corresponding charge to income tax expense pursuant to management agreements reached during the fourth quarter of fiscal 2012 to settle with the Swiss federal tax authorities and to close several audits through fiscal 2010. Prior to the fourth quarter of fiscal 2012, due to facts and circumstances, management did not believe that settlement was probable.

The Company performs a quarterly assessment reviewing its global cash projections and investment needs. During fiscal 2013, as a result of this assessment, the Company took into consideration such factors as projected future results, continued need for investment in the overseas business as well as cash needs in the U.S., among other countries, the Company has identified all current year foreign subsidiary earnings as permanently reinvested. This assertion differs from assertions made in the two prior years. The decision to make this change was due to improvement in economic conditions and a decrease in cash requirements in the U.S. market, offset by increased requirements for cash to fund business expansion efforts in the Asian and European markets.

During fiscal 2012, as part of the same quarterly assessment process, the Company identified 75% of that year’s net income of one of the Company’s Hong Kong subsidiaries, as well as 75% of that year’s net income of one of the Company’s Swiss subsidiaries for repatriation. As a result, a provision of approximately $2.3 million was made for federal income tax, net of foreign tax credits, for the future remittance of approximately $10.3 million of that year’s earnings. 25% of that year’s earnings was identified as required by the local subsidiaries for normal working capital needs. During fiscal 2012, no cash was repatriated.

During fiscal 2011, the Company identified 100% of that year’s net income of one of the Company’s Hong Kong subsidiaries for repatriation. As a result, a provision of approximately $2.6 million was made for federal income tax, net of foreign tax credits, on the remittance of approximately $11.2 million of that year’s earnings. In addition, as a result of the Company’s decision to close the U.S. Boutique division of its domestic retail entity, there was a one-time substantial cash need in the U.S. in order to fund the closing down of the business (severance payments, lease buy-outs, legal and consulting fees). As a result, an additional net federal provision of approximately $5.2 million was made on the remittance of approximately $18.4 million earnings of one of the Company’s Swiss subsidiaries. During fiscal 2011, approximately $36.4 million cash was repatriated, which included all cash identified for repatriation during fiscal 2011 as well as fiscal 2010.

No provision has been made for federal income or withholding taxes which may be payable on the remittance of undistributed retained earnings of foreign subsidiaries approximating $157.4 million at January 31, 2013, as those earnings are considered permanently reinvested. It is not practical to estimate the amount of tax that may be payable on the eventual distribution of these earnings.

The effective tax rate for continuing operations for fiscal 2013 was -18.0%, primarily as a result of the release of the majority of a valuation allowance against net deferred tax assets in the United States, and the net tax benefit related to foreign legal reorganizations in Japan and the UK. The effective tax rate for continuing operations for fiscal 2012 was 1.8%, primarily as a result of the release of a valuation allowance against net deferred tax assets in Switzerland, partially offset by the accrual of a Swiss withholding tax settlement and the continued recording of other valuation allowances, most notably the valuation allowance against net U.S. deferred tax assets, and the tax accrued on the repatriation of foreign earnings.

The Internal Revenue Service (“IRS”) commenced examination in October 2009 of the Company’s consolidated U.S. federal income tax return for fiscal 2009, as required by the Joint Committee on Taxation (“JCT”) as a result of the Company filing, in May 2009, a tax loss carryback claim exceeding $2.0 million. The scope of the audit was subsequently increased to also include the fiscal 2010 income tax return due to the filing of a similar carryback claim. The final audit report was received during the third quarter of fiscal 2012; no material adjustments were made. The IRS commenced examination in May 2012 of the Company’s consolidated U.S. federal income tax return for fiscal 2011. The audit was closed in January 2013 and resulted in no changes.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (exclusive of interest) for January 31, 2013, 2012 and 2011 are as follows (in thousands):

	2013	2012	2011
Beginning balance	$3,216	$4,835	$4,583
Additions for tax positions of prior years	475	901	428
Lapse of statute of limitations	(98)	(2,491)	(176)
Decreases for tax positions of prior years	-	-	-
Cash settlements	(51)	-	-
Tax rate changes	-	(30)	-
Foreign currency exchange fluctuations	60	1	-
Ending balance	$3,602	$3,216	$4,835

Included in the balances at January 31, 2013, January 31, 2012 and January 31, 2011 are $3.0 million, $2.5 million, and $3.1 million of unrecognized tax benefits which would impact the Company’s effective tax rate, if recognized. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. As of January 31, 2013, January 31, 2012 and January 31, 2011, the Company had $1.5 million, $1.3 million and $1.3 million of accrued interest (net of tax benefit) related to unrecognized tax benefits. During fiscal years 2013, 2012 and 2011, the Company accrued $0.2 million, $0.3 million and $0.2 million of interest (net of tax benefit).

The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various states, local and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in many countries, including such major jurisdictions as Switzerland, Hong Kong, Canada and the United States. The Company, with few exceptions, is no longer subject to income tax examinations by tax authorities in state, local and foreign taxing jurisdictions for years before the fiscal year ended January 31, 2009.

NOTE 8 - OTHER

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

NOTE 9 – LEASES

The Company leases office, distribution, retail and manufacturing facilities, and office equipment under operating leases, which expire at various dates through January 2026. Certain leases include renewal options and the payment of real estate taxes and other occupancy costs. Some leases also contain rent escalation clauses (step rents) that require additional rent amounts in the later years of the term. Rent expense for leases with step rents is recognized on a straight-line basis over the minimum lease term. Likewise, capital funding and other lease concessions that are occasionally provided to the Company, are recorded as deferred rent and amortized on a straight-line basis over the minimum lease term as adjustments to rent expense. Rent expense from continuing operations for equipment and distribution, factory and office facilities under operating leases was approximately $13.5 million, $12.0 million and $11.9 million in fiscal 2013, 2012 and 2011, respectively.

Minimum annual rentals under noncancelable operating leases as of January 31, 2013, which do not include real estate taxes and operating costs, are as follows (in thousands):

Fiscal Year Ended January 31,

2014	$10,406
2015	9,496
2016	9,378
2017	8,152
2018	7,594
Thereafter	5,186

$50,212

NOTE 10 – COMMITMENTS AND CONTINGENCIES

At January 31, 2013, the Company had outstanding letters of credit totaling $4.6 million with expiration dates through April 30, 2014 compared to $0.7 million with expiration dates through March 10, 2013 as of January 31, 2012. One bank in the domestic bank group has issued irrevocable standby letters of credit in connection with a trademark license agreement, retail and operating facility leases to various landlords, for the administration of the Movado boutique private-label credit card and for Canadian payroll to the Royal Bank of Canada.

As of January 31, 2013 and 2012, two European banks and a bank in Dubai have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $2.3 million and $1.8 million in various foreign currencies, respectively.

Pursuant to the Company’s agreements with its licensors, the Company is required to pay minimum royalties and advertising. As of January 31, 2013, the total amount of the Company’s minimum commitments related to its license agreements was $124.8 million.

The Company had outstanding purchase obligations of $76.2 million with suppliers at the end of fiscal 2013 primarily for raw materials, finished watches and packaging in the normal course of business.

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

NOTE 11 – STOCK-BASED COMPENSATION

Effective concurrently with the consummation of the Company’s public offering in the fourth quarter of fiscal 1994, the Board of Directors and the shareholders of the Company approved the adoption of the Movado Group, Inc. 1993 Employee Stock Option Plan (the “Employee Stock Option Plan”) for the benefit of certain officers, directors and key employees of the Company. The Employee Stock Option Plan was amended in fiscal 1997 and restated as the Movado Group, Inc. 1996 Stock Incentive Plan (the “1996 Plan”). Under the 1996 Plan, as amended and restated as of April 8, 2004 (the “Plan”), the Compensation Committee of the Board of Directors, which consists of four of the Company’s outside directors, has the authority to grant incentive stock options and nonqualified stock options, as well as stock appreciation rights and stock awards, to purchase up to 11,000,000 shares of common stock. Options granted to participants under the Plan generally become exercisable in equal installments over three or five years and remain exercisable until the tenth anniversary of the date of grant. The option price may not be less than the fair market value of the stock at the time the options are granted.

Under the accounting guidance for share based payments, the Company utilizes the Black-Scholes option-pricing model which requires certain assumptions to be made to calculate the fair value of each option at the grant date. The expected life of stock option grants is determined using historical data and represents the time period which the stock option is expected to be outstanding until it is exercised. The risk free interest rate is the yield on the grant date of U.S. Treasury constant maturities with a maturity date closest to the expected life of the stock option. The expected stock price volatility is derived from historical volatility and calculated based on the estimated term structure of the stock option grant. The expected dividend yield is calculated using the expected annualized dividend during the expected term of the option.

The weighted-average assumptions used with the Black-Scholes option-pricing model for the calculation of the fair value of stock option grants during fiscal 2013 were: expected term of 5.2 years; risk-free interest rate of 0.92%; expected volatility of 61.5% and dividend yield of 2.01%. The weighted-average grant date fair value of options granted during the fiscal year ended January 31, 2013 was $12.03.

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

Total compensation expense for stock option grants recognized during the fiscal years ended January 31, 2013, 2012 and 2011 was approximately $0.4 million, net of tax of $0.3 million and $0.1 million, net of tax of $0 and $0.4 million, net of tax of $0, respectively. Expense related to stock option compensation is recognized on a straight-line basis over the vesting term. As of January 31, 2013, there was approximately $2.4 million of unrecognized compensation cost related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 2.5 years. Total cash received for stock option exercises during the fiscal year ended January 31, 2013 amounted to approximately $1.6 million. The windfall tax benefit realized on these exercises was approximately $1.5 million.

Transactions for stock options under the Plan since fiscal 2010 are summarized as follows:

	Outstanding Options	Weighted- Average Exercise Price
January 31, 2010	1,914,215	$16.48
Options granted	10,000	$13.38
Options exercised	(717,512)	$13.55
Options cancelled	(78,440)	$16.47

January 31, 2011	1,128,263	$18.42
Options exercised	(143,961)	$12.11
Options cancelled	(289,320)	$18.43

January 31, 2012	694,982	$19.55
Options granted	258,600	$26.59
Options exercised	(392,093)	$16.88

January 31, 2013	561,489	$24.67

The total intrinsic value of stock options exercised for the fiscal years ended January 31, 2013, 2012 and 2011 was approximately $6.3 million, $0.8 million and $1.5 million, respectively. The total fair value of the stock options vested for the fiscal years ended January 31, 2013, 2012 and 2011 was approximately $0.1 million, $0.3 million and $0.6 million, respectively.

The following table summarizes outstanding and exercisable stock options as of January 31, 2013:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$12.03 - $15.02	32,500	2.4	$14.08	29,168	$14.16
$15.03 - $18.02	16,841	1.6	$17.00	16,841	$17.00
$18.03 - $21.02	64,050	3.2	$18.77	64,050	$18.77
$21.03 - $24.02	108,750	5.2	$22.27	108,750	$22.27
$24.03 - $27.02	266,348	9.1	$26.56	7,748	$25.53
$27.03 - $32.92	73,000	4.2	$32.92	73,000	$32.92

	561,489	6.4	$24.67	299,557	$20.30

The total intrinsic value of outstanding stock options as of January 31, 2013, 2012 and 2011 was approximately $6.7 million, $0.8 million and $0.5 million, respectively. The total intrinsic value of exercisable stock options as of January 31, 2013, 2012 and 2011 was approximately $4.0 million, $0.8 million and $0.5 million, respectively.

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

For fiscal years 2013, 2012 and 2011, compensation expense for restricted stock was approximately $1.4 million, net of tax of $0.8 million, $1.6 million, net of tax of $0 and $1.1 million, net of tax of $0, respectively. Current accounting guidance requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest and thus, current period compensation expense has been adjusted for estimated forfeitures based on historical data. As of January 31, 2013, there was approximately $2.5 million of unrecognized compensation cost related to unvested restricted stock. These costs are expected to be recognized over a weighted-average period of 1.7 years.

Transactions for restricted stock units under the Plan since fiscal 2010 are summarized as follows:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value
January 31, 2010	559,594	$18.79
Units granted	218,465	$12.81
Units vested	(54,045)	$18.79
Units forfeited	(478,776)	$18.91

January 31, 2011	245,238	$13.23
Units granted	135,612	$16.55
Units vested	(67,074)	$15.86
Units forfeited	(16,507)	$13.77

January 31, 2012	297,269	$14.12
Units granted	85,765	$26.59
Units vested	(30,445)	$15.37
Units forfeited	(9,208)	$15.12

January 31, 2013	343,381	$17.10

Restricted stock units are exercised simultaneously when they vest and are issued from the pool of authorized shares. The total intrinsic value of restricted stock units that vested during fiscal 2013, 2012, and 2011 was approximately $0.8 million, $1.0 million, and $0.7 million, respectively. The windfall tax benefits realized on the vested restricted stock grants for fiscal 2013 were $0.2 million. The weighted-average grant date fair values for restricted stock grants for fiscal 2013, 2012, and 2011 were $26.59, $16.55, and $12.81, respectively. Outstanding restricted stock units had a total intrinsic value of approximately $12.6 million, $5.5 million, and $3.5 million for fiscal 2013, 2012 and 2011, respectively.

In each of fiscal years 2007, 2008, and 2009, the Compensation Committee of the Board of Directors adopted an Executive Long Term Incentive Plan (the “LTIP”). The LTIP provided for the award of “Performance Share Units” that were equivalent, one for one, to shares of the Company’s common stock and that vest based on the Company’s achievement of its operating margin goal for a target fiscal year. The number of actual shares earned by a participant was based on the Company’s actual performance at the end of the award period and could have ranged from 0% to 150% of the participant’s target award.

There were no performance shares issued under any LTIP and the last LTIP performance period ended January 31, 2011.

NOTE 12 – OTHER EMPLOYEE BENEFIT PLANS

The Company maintains an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. In addition, the Company maintains defined contribution employee benefit plans for its employees located in Switzerland. Company contributions and expenses of administering the plans amounted to $3.4 million, $3.3 million and $2.6 million in fiscal 2013, 2012 and 2011, respectively.

The Company maintains a defined contribution SERP. The SERP provides eligible executives with supplemental pension benefits in addition to amounts received under the Company’s other retirement plan. The Company makes a matching contribution which vests equally over five years.

During fiscal 2013, 2012 and 2011, the Company recorded an expense related to the SERP of $0.4 million, $0.4 million and $0.4 million, respectively.

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income at January 31, consisted of the following (in thousands):

	As of January 31,

	2013	2012
Net unrealized gain on investments, net of tax	$51	$69

Net unrealized (loss) on hedging contracts, net of tax	-	(989)
Cumulative foreign currency translation adjustment	102,220	98,842

Accumulated other comprehensive income attributed to Movado Group, Inc.	$102,271	$97,922

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

The Company divides its business into two major geographic locations: United States operations, and International, which includes the results of all other Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s international operations are principally conducted in Europe, the Americas (excluding U.S.), Asia and the Middle East which account for 17.1%, 12.0%, 9.4% and 7.3%, respectively, of the Company’s total net sales for fiscal 2013. For fiscal 2012, the Company’s international operations are principally conducted in Europe, the Americas (excluding U.S.), Asia and the Middle East which account for 20.9%, 10.0%, 9.9% and 6.9%, respectively, of the Company’s total net sales. For fiscal 2011, the Company’s international operations are principally conducted in Europe, Asia, the Americas and the Middle East which account for 20.8%, 10.1%, 8.7% and 6.5%, respectively, of the Company’s total net sales. Substantially all of the Company’s international assets are located in Switzerland.

Operating Segment Data as of and for the Fiscal Year Ended January 31, (in thousands):

	Net Sales (1) (2)			Operating Income (Loss) (1) (2) (3) (4) (5) (6)
	2013	2012	2011	2013	2012	2011
Wholesale	$449,289	$412,825	$329,137	$38,045	$24,668	($20,798)
Retail	56,189	55,292	53,053	11,301	8,895	8,701

Consolidated total	$505,478	$468,117	$382,190	$49,346	$33,563	($12,097)

	Total Assets			Capital Expenditures*
	2013	2012	2011	2013	2012	2011
Wholesale	$507,672	$489,347	$423,532	$15,053	$7,444	$5,743
Retail	18,690	18,215	20,673	2,630	726	1,560

Consolidated total	$526,362	$507,562	$444,205	$17,683	$8,170	$7,303

* Fiscal 2013 Wholesale and Retail capital expenditures include $1.3 million and $0.4 million, respectively, of accrued capital expenditures.

	Depreciation and Amortization
	2013	2012	2011
Wholesale	$9,513	$10,148	$12,398
Retail	1,095	1,260	1,307

Consolidated total	$10,608	$11,408	$13,705

Geographic Location Data as of and for the Fiscal Year Ended January 31, (in thousands):

	Net Sales (1) (2) (7)			Operating Income (Loss) (1) (2) (3) (4) (5) (6)
	2013	2012	2011	2013	2012	2011
United States	$263,551	$234,991	$200,043	$2,171	($6,069)	($1,810)
International	241,927	233,126	182,147	47,175	39,632	(10,287)

Consolidated total	$505,478	$468,117	$382,190	$49,346	$33,563	($12,097)

	Total Assets			Long-Lived Assets
	2013	2012	2011	2013	2012
United States	$208,273	$214,882	$185,718	$26,682	$28,476
International	318,089	292,680	258,487	17,819	7,814

Consolidated total	$526,362	$507,562	$444,205	$44,501	$36,290

(1)	Fiscal 2013 U.S. and International net sales includes a sales allowance of $3.1 million and $1.8 million, respectively, related to the repositioning of the Coach watch brand.
(2)	Fiscal 2012 Wholesale and International net sales includes a $3.0 million sale of certain proprietary watch movements.
(3)	Fiscal 2013 and 2012 Wholesale and United States operating Income (Loss) includes a $3.0 million donation to the Movado Group Foundation.
(4)	Fiscal 2011 Wholesale Operating (Loss) includes a non-cash charge of $24.1 million related to certain non-core gold and mechanical movement inventory, of which $5.9 million was recorded in the United States and $18.2 million was recorded in the International location.

(5)	Fiscal 2011 Wholesale Operating (Loss) includes a non-cash charge of $3.1 million for write-downs of certain assets primarily related to intangible assets, tooling costs, and trade booths for the Basel Fair, of which $0.3 million was recorded in the United States and $2.8 million was recorded in the International location.
(6)	Fiscal 2011 Wholesale and United States Operating (Loss) includes a reversal of a previously recorded liability of $4.3 million for a retirement agreement with the Company’s former Chairman.
(7)	The United States and International net sales are net of intercompany sales of $269.3 million, $223.3 million and $190.9 million for the years ended January 31, 2013, 2012 and 2011, respectively.

NOTE 15 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents unaudited selected interim operating results of the Company for fiscal 2013 and 2012 (in thousands, except per share amounts):

	Quarter
	1st	2nd	3rd	4th
Fiscal 2013
Net sales	$103,655	$118,027	$160,202	$123,594
Gross profit	$59,025	$65,758	$90,419	$62,680
Net income attributed to Movado Group, Inc.	$6,633	$8,058	$34,473	$7,919

Basic income per share:
Net income attributed to Movado Group, Inc.	$0.26	$0.32	$1.36	$0.31

Diluted income per share:
Net income attributed to Movado Group, Inc.	$0.26	$0.32	$1.34	$0.31

Fiscal 2012
Net sales	$89,854	$113,231	$142,622	$122,410
Gross profit	$48,623	$60,946	$81,034	$65,742
Net income attributed to Movado Group, Inc.	$491	$4,408	$16,404	$10,692

Basic income per share:
Net income attributed to Movado Group, Inc.	$0.02	$0.18	$0.66	$0.43

Diluted income per share:
Net income attributed to Movado Group, Inc.	$0.02	$0.18	$0.65	$0.42

As each quarter is calculated as a discrete period, the sum of the four quarters may not equal the calculated full year amount. This is in accordance with prescribed reporting requirements.

NOTE 16 - SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows (in thousands):

	Fiscal Year Ended January 31,
	2013	2012	2011
Cash paid / (received) during the year for:
Interest	$212	$353	$1,388
Income taxes paid / (received) (1)	$6,520	$5,190	($7,129)

(1) Fiscal 2013, 2012 and 2011 income taxes paid / (received), includes payments of $6.8 million, $5.6 million and $3.5 million taxes paid, respectively.

NOTE 17 – OTHER INCOME

Other income for the year ended January 31, 2012 consisted of $0.7 million of pre-tax gain on the sale of a building which was completed in the second quarter. The Company received cash proceeds from the sale of $1.2 million. The building had been classified as an asset held for sale in other current assets.

NOTE 18 – DISCONTINUED OPERATIONS

The Company closed its Movado boutique division effective for the second quarter of fiscal 2011. As a result of that action, the Company is reporting the Movado boutiques’ financial activity as discontinued operations for all periods presented. There was no Movado boutique financial activity for fiscal year 2013 and 2012.

The following is a summary of the operating results of the Company’s discontinued operations:

	Year Ended January 31, 2011
(In thousands)	Net Sales	Pretax Loss	Net Loss
Movado Boutiques	$14,252	$23,675	$23,675

For the year ended January 31, 2011, the Company had no tax provision for its discontinued operations.

NOTE 19 – NET INCOME / (LOSS) ATTRIBUTABLE TO MOVADO GROUP, INC. AND TRANSFERS TO NONCONTROLLING INTEREST

	For Fiscal Year Ended January 31, (in thousands)
	2013	2012	2011
Net income / (loss) attributable to Movado Group, Inc.	$57,083	$31,995	($47,157)

Transfers to the noncontrolling interest
Decrease in Movado Group, Inc.’s paid in capital for purchase of 39% of MGS common shares	(3,362)	-	-

Net transfers to noncontrolling interest	(3,362)	-	-

Change from net income / (loss) attributable to Movado Group, Inc. and transfers to noncontrolling interest	$53,721	$31,995	($47,157)

In the U.K., the Company signed a joint venture agreement (the “JV Agreement”) on May 11, 2007, with Swico Limited (“Swico”), an English company with established distribution, marketing and sales operations in the U.K. Swico had been the Company’s exclusive distributor of HUGO BOSS watches in the U.K. since 2005. Under the JV Agreement, the Company and Swico controlled 51% and 49%, respectively, of MGS Distribution Limited, an English company (“MGS”) responsible for the marketing, distribution and sale in the UK of the Company’s licensed brands. On January 30, 2013, a mutual agreement was reached by the Company and Swico to terminate the JV Agreement. This resulted in the Company acquiring additional shares in MGS from Swico, thereby increasing its ownership interest in MGS to 90%. Henceforth the Company will manage MGS as a wholly owned subsidiary, with Swico continuing to provide logistical support and after-sale service for the brands distributed by MGS in the U.K. which, in addition to the Company’s licensed brands, will now also include Movado and Ebel watches.

NOTE 20 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU No. 2013-02 requires presentation of reclassification adjustments from each component of accumulated other comprehensive income either in a single note or parenthetically on the face of the financial statements, for those amounts required to be reclassified into Net income in their entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety in the same reporting period, cross-reference to other disclosures is required. As permitted under ASU 2013-02, the Company has elected to present reclassification adjustments from each component of accumulated other comprehensive income within a single note to the financial statements beginning in the first quarter of fiscal 2014.

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, “Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the current option to disclose other comprehensive income and its components in the statement of changes in equity. As permitted under ASU No. 2011-05, the Company has elected to present items of Net income and Other comprehensive income in two separate consecutive statements beginning in the first quarter of fiscal 2013.

NOTE 21 – SUBSEQUENT EVENT

On March 20, 2013, the Board approved a share repurchase program under which the Company may purchase up to $50 million of its outstanding common shares from time to time, depending on market conditions, share price and other factors. The authorization expires on January 31, 2016, and the Company may purchase shares of its common stock through open market purchases, block trades or otherwise. The shares will be purchased primarily to mitigate the dilutive impact of equity grants during the course of the next few years. Therefore, the Company does not expect the share repurchase program to have a significant impact on the weighted average of shares outstanding for fiscal 2014.

On March 20, 2013, the Board approved the payment of a cash dividend on April 16, 2013 in the amount of $0.05 per share of the Company’s outstanding common stock and class A common stock held by shareholders of record as of the close of business on April 2, 2013. However, the decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

Schedule II

MOVADO GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at beginning of year	Net provision charged to operations	Currency revaluation	Net write-offs	Balance at end of year

Year ended January 31, 2013:
Doubtful accounts	$7,741	$-	$46	($3,431)	$4,356
Returns	5,824	19,374	(15)	(19,136)	6,047
Other allowances (1)	2,664	8,722	28	(4,710)	6,704

Total	$16,229	$28,096	$59	($27,277)	$17,107

Year ended January 31, 2012:
Doubtful accounts	$8,494	$847	$8	($1,608)	$7,741
Returns	5,552	16,825	8	(16,561)	5,824
Other allowances	1,974	3,961	(16)	(3,255)	2,664

Total	$16,020	$21,633	$-	($21,424)	$16,229

Year ended January 31, 2011:
Doubtful accounts	$8,807	$1,710	$214	($2,237)	$8,494
Returns	8,576	17,197	140	(20,361)	5,552
Other allowances	2,857	2,479	16	(3,378)	1,974

Total	$20,240	$21,386	$370	($25,976)	$16,020

(1)	In fiscal 2013, net provision and the ending balance for other allowances includes a sales allowance of $4.9 million related to the repositioning of the Coach watch brand.

Description	Balance at beginning of year	Net provision charged to operations	Currency revaluation	Adjustments	Balance at end of year

Year ended January 31, 2013:
Deferred tax asset valuation (1)	$32,856	$-	($375)	($20,990)	$11,491

Year ended January 31, 2012:
Deferred tax asset valuation (2)	$46,929	$-	$367	($14,440)	$32,856

Year ended January 31, 2011:
Deferred tax asset valuation (3)	$33,843	$13,020	$262	($196)	$46,929

(1) The detail of adjustments is as follows:		(2) The detail of adjustments is as follows:

Expired tax losses	($208)	Expired tax losses	($329)

Prior year adjustments and tax rate changes	(23)	Prior year adjustments and tax rate changes	(304)

OCI Adjustments	(942)	OCI Adjustments	332

P&L Adjustments	(19,817)	P&L Adjustments	(14,139)

	($20,990)		($14,440)

(3) The detail of adjustments is as follows:
Expired tax losses	($207)
Prior year adjustments and tax rate changes	(542)
OCI Adjustments	553

($196)

S-1