Form 10-Q
period 2013-04-30
MOVADO GROUP INC
filed 2013-05-29
CIK 72573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-16497

MOVADO GROUP, INC.

(Exact Name of Registrant as Specified in its Charter)

New York	13-2595932
(State or Other Jurisdiction of Incorporation or Organization) 650 From Road, Ste. 375	(IRS Employer Identification No.)
Paramus, New Jersey (Address of Principal Executive Offices)	07652-3556 (Zip Code)

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

The number of shares outstanding of the registrant’s Common Stock and Class A Common Stock as of May 22, 2013 were 18,888,032 and 6,632,967, respectively.

MOVADO GROUP, INC.

Index to Quarterly Report on Form 10-Q

April 30, 2013

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	April 30, 2013	January 31, 2013	April 30, 2012

ASSETS
Current assets:
Cash and cash equivalents	$ 141,484	$ 167,889	$ 158,750
Trade receivables	69,545	64,300	62,262
Inventories	172,266	164,354	172,041
Other current assets	36,571	37,556	27,909

Total current assets	419,866	434,099	420,962

Property, plant and equipment, net	46,289	44,501	33,567
Deferred income taxes	22,434	22,749	15,106
Other non-current assets	26,790	25,013	23,405

Total assets	$ 515,379	$ 526,362	$ 493,040

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$ 24,421	$ 22,075	$ 23,130
Accrued liabilities	34,358	51,136	35,834
Dividends payable	—	—	12,570
Deferred and current income taxes payable	1,412	275	1,493

Total current liabilities	60,191	73,486	73,027

Deferred and non-current income taxes payable	5,689	5,637	6,825
Other non-current liabilities	22,626	21,547	19,497

Total liabilities	88,506	100,670	99,349

Commitments and contingencies (Note 7)

Equity:
Preferred Stock, $ 0.01 par value, 5,000,000 shares authorized; no shares issued	—	—	—
Common Stock, $ 0.01 par value, 100,000,000 shares authorized; 26,600,097, 26,440,975 and 26,184,074 shares issued, respectively	266	264	262
Class A Common Stock, $ 0.01 par value, 30,000,000 shares authorized; 6,632,967, 6,632,967 and 6,632,967 shares issued and outstanding, respectively	66	66	66
Capital in excess of par value	160,829	159,696	154,987
Retained earnings	279,032	272,094	244,502
Accumulated other comprehensive income	97,075	102,271	101,445
Treasury Stock, 7,686,581, 7,634,649 and 7,676,407 shares, respectively, at cost	(112,328)	(110,701)	(110,470)

Total Movado Group, Inc. shareholders’ equity	424,940	423,690	390,792
Noncontrolling interests	1,933	2,002	2,899

Total equity	426,873	425,692	393,691

Total liabilities and equity	$ 515,379	$ 526,362	$ 493,040

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended April 30,

	2013	2012

Net sales	$ 110,010	$ 103,655
Cost of sales	50,091	44,630

Gross profit	59,919	59,025
Selling, general and administrative	49,914	50,537

Operating income	10,005	8,488

Other income (Note 11)	1,526	—
Interest expense	(65)	(145)
Interest income	23	16

Income before income taxes	11,489	8,359
Provision for income taxes (Note 8)	3,310	1,598

Net Income	8,179	6,761
Less: Net (loss) / income attributed to noncontrolling interests	(31)	128

Net income attributed to Movado Group, Inc.	$ 8,210	$ 6,633

Basic income per share:
Weighted basic average shares outstanding	25,522	25,109
Net income per share attributed to Movado Group, Inc.	$ 0.32	$ 0.26

Diluted income per share:
Weighted diluted average shares outstanding	25,873	25,475
Net income per share attributed to Movado Group, Inc.	$ 0.32	$ 0.26

Dividends declared per share	$ 0.05	$ 0.55

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended April 30,

	2013	2012

Comprehensive income, net of taxes:
Net income including noncontrolling interests	$ 8,179	$ 6,761
Net unrealized gain on investments	1	23
Foreign currency translation adjustments	(5,235)	3,563

Comprehensive income including noncontrolling interests	2,945	10,347
Less: Comprehensive (loss) \ income attributable to noncontrolling interests	(69)	191

Total comprehensive income attributable to Movado Group, Inc.	$ 3,014	$ 10,156

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended April 30,

	2013	2012

Cash flows from operating activities:
Net income including noncontrolling interests	$ 8,179	$ 6,761
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	2,756	3,051
Transactional losses	240	—
Write-down of inventories	240	313
Deferred income taxes	140	46
Stock-based compensation	572	481
Excess tax benefit from stock-based compensation	(350)	—
Gain on sale of an asset held for sale	(1,526)	—
Changes in assets and liabilities:
Trade receivables	(5,805)	(681)
Inventories	(10,145)	(7,257)
Other current assets	(686)	(2,699)
Accounts payable	2,555	(10,148)
Accrued liabilities	(14,726)	(14,526)
Income taxes payable	1,503	476
Other non-current assets	(1,828)	(1,419)
Other non-current liabilities	1,101	1,209

Net cash (used in) operating activities	(17,780)	(24,393)

Cash flows from investing activities:
Capital expenditures	(6,469)	(837)
Trademarks	(86)	—
Proceeds from sale of an asset held for sale	2,196	—

Net cash (used in) investing activities	(4,359)	(837)

Cash flows from financing activities:
Stock options exercised and other changes	(953)	450
Excess tax benefit from stock-based compensation	350	—
Dividends paid	(1,272)	(1,256)
Stock repurchase	(467)	—

Net cash (used in) financing activities	(2,342)	(806)

Effect of exchange rate changes on cash and cash equivalents	(1,924)	2,585
Net (decrease) in cash and cash equivalents	(26,405)	(23,451)
Cash and cash equivalents at beginning of period	167,889	182,201

Cash and cash equivalents at end of period	$ 141,484	$ 158,750

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Movado Group, Inc. (the “Company”) in a manner consistent with that used in the preparation of the annual audited consolidated financial statements included in the Company’s fiscal 2013 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial position and results of operations for the periods presented. The consolidated balance sheet data for January 31, 2013 is derived from the audited financial statements, which are included in the Company’s Annual Report on Form 10-K and should be read in connection with these financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

NOTE 1 – FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Accounting guidance establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.
•	Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
•	Level 3 – Unobservable inputs based on the Company’s assumptions.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of April 30, 2013 (in thousands):

Fair Value at April 30, 2013

	Level 1	Level 2	Level 3	Total

Assets:
Available-for-sale securities	$ 287	$ —	$ —	$ 287
SERP assets – employer	926	—		926
SERP assets – employee	18,615	—	—	18,615
Hedge derivatives	—	212	—	212

Total	$ 19,828	$ 212	$ —	$ 20,040

Liabilities:
SERP liabilities – employee	$ 18,615	$ —	$ —	$ 18,615
Hedge derivatives	—	111	—	111

Total	$ 18,615	$ 111	$ —	$ 18,726

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

NOTE 2 – EQUITY

The components of equity for the three months ended April 30, 2013 and 2012 are as follows (in thousands):

Movado Group, Inc. Shareholders’ Equity

	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total

Balance, January 31, 2013	$ 264	$ 66	$ 159,696	$ 272,094	($ 110,701)	$ 102,271	$ 2,002	$ 425,692
Net income				8,210			(31)	8,179
Dividends declared				(1,272)				(1,272)
Stock repurchase					(467)			(467)
Stock options exercised, net of tax benefit of $ 350	2		555		(1,160)			(603)
Supplemental executive retirement plan			6					6
Stock-based compensation expense			572					572
Net unrealized gain on investments, net of tax						1		1
Foreign currency translation adjustment (1)						(5,197)	(38)	(5,235)

Balance, April 30, 2013	$ 266	$ 66	$ 160,829	$ 279,032	($ 112,328)	$ 97,075	$ 1,933	$ 426,873

Movado Group, Inc. Shareholders’ Equity

	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total

Balance, January 31, 2012	$ 261	$ 66	$ 153,331	$ 251,695	($ 111,909)	$ 97,922	$ 2,708	$ 394,074
Net income				6,633			128	6,761
Dividends declared				(13,826)				(13,826)
Stock options exercised, net of tax	1		428					429
Supplemental executive retirement plan			22					22
Stock-based compensation expense			481					481
Net unrealized gain on investments, net of tax						23		23
Stock donation			725		1,439			2,164
Foreign currency translation adjustment (1)						3,500	63	3,563

Balance, April 30, 2012	$ 262	$ 66	$ 154,987	$ 244,502	($ 110,470)	$ 101,445	$ 2,899	$ 393,691

(1)	The currency translation adjustment is not adjusted for income taxes to the extent that they relate to permanent investments in international subsidiaries.

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

The Company divides its business into two major geographic locations: United States operations, and International, which includes the results of all other Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s international operations were principally conducted in Europe, the Americas (excluding the United States), Asia and the Middle East and accounted for 17.4%, 11.4%, 8.2% and 9.2%, respectively, of the Company’s total net sales for the fiscal 2014 period. For the fiscal 2013 period, the Company’s international operations were principally conducted in Europe, the Americas (excluding the United States), Asia and the Middle East and accounted for 18.9%, 12.9%, 10.3% and 6.8%, respectively, of the Company’s total net sales. Substantially all of the Company’s international assets are located in Switzerland.

Operating Segment Data for the Three Months Ended April 30, 2013 and 2012 (in thousands):

	Net Sales		Operating Income

	2013	2012	2013	2012

Wholesale	$ 99,976	$ 93,511	$ 8,854	$ 7,122
Retail	10,034	10,144	1,151	1,366

Consolidated total	$ 110,010	$ 103,655	$ 10,005	$ 8,488

Total Assets

	April 30, 2013	January 31, 2013	April 30, 2012

Wholesale	$ 495,861	$ 507,672	$ 474,460
Retail	19,518	18,690	18,580

Consolidated total	$ 515,379	$ 526,362	$ 493,040

Geographic Location Data for the Three Months Ended April 30, 2013 and 2012 (in thousands):

	Net Sales		Operating Income / (Loss)

	2013	2012	2013	2012

United States	$ 58,477	$ 50,914	$ 2,435	($ 5,051)
International	51,533	52,741	7,570	13,539

Consolidated total	$ 110,010	$ 103,655	$ 10,005	$ 8,488

United States and International net sales are net of intercompany sales of $65.9 million and $55.1 million for the three months ended April 30, 2013 and 2012, respectively.

Total Assets

	April 30, 2013	January 31, 2013	April 30, 2012

United States	$ 195,836	$ 208,273	$ 198,576
International	319,543	318,089	294,464

Consolidated total	$ 515,379	$ 526,362	$ 493,040

Long-Lived Assets

	April 30, 2013	January 31, 2013	April 30, 2012

United States	$ 25,938	$ 26,682	$ 27,425
International	20,351	17,819	6,142

Consolidated total	$ 46,289	$ 44,501	$ 33,567

NOTE 4 – INVENTORIES

Inventories consisted of the following (in thousands):

	April 30, 2013	January 31, 2013	April 30, 2012

Finished goods	$ 110,178	$ 101,830	$ 101,104
Component parts	53,469	53,061	62,351
Work-in-process	8,619	9,463	8,586

	$ 172,266	$ 164,354	$ 172,041

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

Availability under the Facility is determined by reference to a borrowing base which is based on the sum of a percentage of eligible accounts receivable and eligible inventory of the Borrowers. $10.0 million in availability is blocked unless the Borrowers have achieved for the most recently ended four fiscal quarter periods a consolidated fixed charge coverage ratio of at least 1.25 to 1.0 with domestic EBITDA greater than $10.0 million. The Borrowers are not currently subject to the availability block. The availability block, if applicable, will be reduced by the amount by which the borrowing base exceeds $25.0 million, up to a maximum reduction of $5.0 million. Availability under the Facility may be further reduced by certain reserves established by the Agent in its good faith credit judgment. The Second Amendment reduced the Lenders’ total commitment under the Loan Agreement from $55 million to $25 million and consequently availability was correspondingly reduced. As of April 30, 2013, total availability under the Facility, giving effect to an availability block of $0, no outstanding borrowings and the letters of credit outstanding under the subfacility, was $20.6 million.

The initial applicable margin for LIBOR rate loans was 4.25% and for base rate loans was 3.25%. After July 17, 2010, the applicable margins decreased or increased by 0.25% per annum from the initial applicable margins depending on whether average availability for the most recently completed fiscal quarter was either greater than $12.5 million, or was $5.0 million or less, respectively. The First Amendment reduced the applicable margins for both LIBOR rate loans and base rate loans by 1.25% and the Second Amendment further reduced the applicable margins by 0.75%. Accordingly, as of April 30, 2013 and based on current availability, the applicable margins were 2.00% and 1.00% for LIBOR and base rate loans, respectively.

After the date (the “Block Release Date”) when availability under the Facility is no longer subject to any blocked amount, if borrowing availability is less than $12.5 million, the Borrowers will be subject to a minimum fixed charge coverage ratio until such time as borrowing availability has been greater than $12.5 million for at least 90 consecutive days.

After the Block Release Date, cash dominion will be imposed if borrowing availability is less than $10.0 million and will continue until such time as borrowing availability has been greater than $10.0 million for at least 45 consecutive days. As of April 30, 2013, the Borrowers were not subject to cash dominion nor do the Borrowers expect to be subject to such a requirement in the foreseeable future.

The Loan Agreement contains additional affirmative and negative covenants binding on the Borrowers and their subsidiaries that are customary for asset based facilities, including, but not limited to, restrictions and limitations on the incurrence of debt for borrowed money and liens, dispositions of assets, capital expenditures, dividends and other payments in respect of equity interests, the making of loans and equity investments, prepayments of subordinated and certain other debt, mergers, consolidations, liquidations and dissolutions, and transactions with affiliates. The Loan Agreement permits Borrowers to pay distributions as dividends and make share repurchases up to an aggregate of $150.0 million (less the amount of any charitable donations made by the Company which are permitted up to an aggregate amount of $14 million) and make acquisitions up to an aggregate of $50.0 million, as long as, at the time of such transaction, either (A) Borrowers have cash assets of at least $60.0 million with no revolver loans outstanding, or (B) (i) the consolidated fixed charge coverage ratio is at least 1.25 to 1.00, (ii) availability is greater than $12.5 million and (iii) positive EBITDA plus repatriated cash dividends minus restricted payments are greater than $0. The Company, as of April 30, 2013, was in compliance with these financial covenants and, therefore, is permitted to pay dividends. The Company presently expects that it will be able to pay any dividends declared through the remaining term of the Facility.

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

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. As of April 30, 2013 and 2012, these lines of credit totaled 10.0 million Swiss francs for both periods, with dollar equivalents of $10.8 million and $11.0 million, respectively. As of April 30, 2013 and 2012, there were no borrowings against these lines. As of April 30, 2013, two European banks and a bank in Dubai have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $2.3 million in various foreign currencies.

NOTE 6 – EARNINGS PER SHARE

The Company presents net income per share on a basic and diluted basis. Basic earnings per share are computed using weighted-average shares outstanding during the period. Diluted earnings per share are computed using the weighted-average number of shares outstanding adjusted for dilutive common stock equivalents.

The weighted-average number of shares outstanding for basic earnings per share was 25,522,000 and 25,109,000 for the three months ended April 30, 2013 and 2012, respectively. For the three months ended April 30, 2013 and 2012, respectively, the number of shares outstanding for diluted earnings per share was increased by 351,000 and 366,000, due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans and SERP.

For the three months ended April 30, 2013 and April 30, 2012, approximately 19,000 and 104,000 of potentially dilutive common stock equivalents, respectively, were excluded from the computation of dilutive earnings per share because their effect would have been antidilutive.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

As of April 30, 2013, one bank in the domestic bank group had issued five irrevocable standby letters of credit in connection with a trademark license agreement, retail and operating facility leases to various landlords, for the administration of the Movado boutique private-label credit card and Canadian payroll to the Royal Bank of Canada. As of April 30, 2013, the Company had outstanding letters of credit totaling $4.4 million with expiration dates through April 30, 2014.

As of April 30, 2013, two European banks and a bank in Dubai had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $2.3 million in various foreign currencies.

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

NOTE 8 – INCOME TAXES

The Company recorded a tax expense of $3.3 million and $1.6 million for the three months ended April 30, 2013 and 2012, respectively. The effective tax rate for the three month period ended April 30, 2013 and 2012 was 28.8% and 19.1%, respectively.

The increase in the effective tax rate was due to accounting for valuation allowances in the prior year period. The effective tax rate for the three months ended April 30, 2012 included the application of guidelines related to accounting for income taxes in interim periods, which required the exclusion of certain companies with pretax losses from the estimated annual effective tax rate.

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

As of April 30, 2013, the Company’s entire net forward contracts hedging portfolio consisted of 31.0 million Swiss francs equivalent for various expiry dates ranging through October 17, 2013.

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for derivatives not designated as hedging instruments under the relevant guidance as of April 30, (in thousands):

	Asset Derivatives			Liability Derivatives

	Balance Sheet Location	2013 Fair Value	2012 Fair Value	Balance Sheet Location	2013 Fair Value	2012 Fair Value

Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$ 212	$ 612	Accrued Liabilities	$ 111	$ 8

Total Derivative Instruments		$ 212	$ 612		$ 111	$ 8

As of April 30, 2013, the balance of deferred net gains/losses on derivative financial instruments documented as cash flow hedges included in accumulated other comprehensive income (“AOCI”) was $0. As of April 30, 2012, the balance of deferred net losses on derivative financial statements documented as cash flow hedges included in accumulated other comprehensive income was $1.0 million in net losses, net of tax of $1.0 million. The maximum length of time the Company hedges its exposure to the fluctuation in future cash flows for forecasted transactions is 24 months. For the three months ended April 30, 2013 and 2012, there were no reclassifications from AOCI to earnings, respectively.

For the three months ended April 30, 2013 and 2012, the Company recorded no charge related to its assessment of the effectiveness of its derivative hedge portfolio because it did not hold cash flow hedges in its portfolio. Changes in the contracts’ fair value due to spot-forward differences are excluded from the designated hedge relationship. The Company would record these transactions in the cost of sales of the Consolidated Statements of Operations.

NOTE—10 ACCUMULATED OTHER COMPREHENSIVE ( LOSS)  / INCOME

The components of accumulated other comprehensive (loss)  / income consisted of the following:

(in thousands)
	Currency Translation Adjustments	Net Unrealized Gains on Investments	Accumulated Other Comprehensive Income

Balance, January 31, 2013	$ 102,220	$ 51	$ 102,271

Other comprehensive (loss) / income before reclassifications	(5,197)	1	(5,196)

Amounts reclassified from accumulated other comprehensive income	—	—	—

Net current-period other comprehensive (loss) / income	(5,197)	1	(5,196)

As of April 30, 2013	$ 97,023	$ 52	$ 97,075

	Currency Translation Adjustments	Net Unrealized Gains on Investments	Net Unrealized (Loss) On Hedging Contracts	Accumulated Other Comprehensive Income

Balance, January 31, 2012	$ 98,842	$ 69	$ (989)	$ 97,922

Other comprehensive income before reclassifications	3,500	23	—	3,523

Amounts reclassified from accumulated other comprehensive income	—	—	—	—

Net current-period other comprehensive income	3,500	23	—	3,523

As of April 30, 2012	$ 102,342	$ 92	$ (989)	$ 101,445

NOTE 11 – OTHER INCOME

Other income for the three months ended April 30, 2013 consisted of a $1.5 million pre-tax gain on the sale of a building. The Company received cash proceeds from the sale of $2.2 million. Prior to the sale, the building had been classified as an asset held for sale in other current assets.

NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU No. 2013-02 requires presentation of reclassification adjustments from each component of accumulated other comprehensive income either in a single note or parenthetically on the face of the financial statements, for those amounts required to be reclassified into Net income in their entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety in the same reporting period, cross-reference to other disclosures is required. As permitted under ASU 2013-02, the Company has adopted to present reclassification adjustments from each component of accumulated other comprehensive income within a single note to the financial statements.

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

Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and the results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s most critical accounting policies have been discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

As of April 30, 2013, there have been no material changes to any of the critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

Recent Developments

On May 29, 2013, the Board approved the payment of a cash dividend on June 21, 2013 in the amount of $0.05 per share of the Company’s outstanding common stock and class A common stock held by shareholders of record as of the close of business on June 10, 2013.  However, the decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

On March 20, 2013, the Board approved the payment of a cash dividend on April 16, 2013 in the amount of $0.05 per share of the Company’s outstanding common stock and class A common stock held by shareholders of record as of the close of business on April 2, 2013.

On March 20, 2013, the Board also approved a share repurchase program under which the Company may purchase up to $50 million of its outstanding common shares from time to time, depending on market conditions, share price and other factors. This authorization expires on January 31, 2016, and the Company may purchase shares of its common stock through open market purchases, block trades or otherwise. The shares will be purchased primarily to mitigate the dilutive impact of equity grants during the course of the next few years. Therefore, the Company does not expect the share repurchase program to have a significant impact on the weighted average number of shares outstanding.

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

The Company divides its watch business into distinct categories. The luxury category consists of the Ebel® and Concord® brands. The accessible luxury category consists of the Movado® and ESQ® Movado brands. The licensed brands category represents brands distributed under license agreements and includes Coach®, HUGO BOSS®, Juicy Couture®, Lacoste®, Tommy Hilfiger® and SCUDERIA FERRARI® watches.

Results of operations for the three months ended April 30, 2013 as compared to the three months ended April 30, 2012

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Three Months Ended April 30,

	2013	2012

Wholesale:
United States	$ 48,443	$ 40,770
International	51,533	52,741

Total Wholesale	99,976	93,511
Retail	10,034	10,144

Net Sales	$ 110,010	$ 103,655

Net sales for the three months ended April 30, 2013 were $110.0 million, above prior year by $6.4 million or 6.1%. For the period ended April 30, 2013, fluctuations in foreign currency exchange rates unfavorably impacted net sales by $0.5 million when compared to the prior year period.

Net sales for the three months ended April 30, 2013 in the wholesale segment were $100.0 million, above the prior year period by $6.5 million or 6.9%. The increase in net sales was driven by sales increases in the United States location of the wholesale segment.

Net sales for the three months ended April 30, 2013 in the United States location of the wholesale segment were $48.4 million, above the prior year period by $7.7 million or 18.8%, primarily driven by sales increases in the accessible luxury brand category. Net sales in the accessible luxury category were above prior year by $7.9 million, or 32.2%. The increase in sales in the accessible luxury category was primarily due to strong sell-through in the Company’s distribution channels, higher sales of the Movado BOLD and Museum watch collections and with continued focus and investment in marketing and advertising. The increase in sales in the accessible luxury category also was attributed to sales increases in the ESQ Movado brand primarily due to the decision in prior year to minimize non-go forward inventory in anticipation to ESQ Movado brand re-launch, which occurred in third quarter of fiscal 2013.  Prior year net sales in the accessible luxury category included a $1.8 million sales reserve for anticipated returns of older ESQ by Movado watch styles.  Net sales increases were also recorded in the luxury category of $0.3 million when compared to the prior year period.  Net sales in the licensed brand category were below the prior year period by $0.5 million, or 3.9%, primarily due to the planned decrease in sales of Coach watches, due to the repositioning of the Coach watch brand into the fashion watch category, partially offset by sales of the Company’s newly introduced Scuderia Ferrari watch line and sales increases in other licensed brands.

Net sales for the three months ended April 30, 2013 in the International location of the wholesale segment were $51.5 million, below the prior year period by $1.2 million or 2.3%, driven by a sales decrease in the luxury and accessible luxury categories, partially offset by a slight sales increase in the licensed brand category. Net sales in the luxury category were below the prior year period by $0.5 million, or 10.3%. Net sales in the accessible luxury category were below the prior year period by $0.3 million, or 4.2%, primarily driven by lower sales in Canada. Net sales in the licensed brand category were slightly above the prior year period by $0.2 million, or 0.5%, primarily due to the introduction of the Scuderia Ferrari watch line, partially offset by a sales decrease in the other licensed brands primarily due to the timing of the launch of newly styled watch collections.  For the three months ended April 30, 2013, fluctuations in foreign currency exchange rates unfavorably impacted net sales by $0.5 million when compared to the prior year period.

Net sales for the three months ended April 30, 2013 in the retail segment were $10.0 million or relatively flat when compared to the prior year period. As of April 30, 2013 and 2012, the Company operated 33 outlet stores.

Gross Profit. Gross profit for the three months ended April 30, 2013 was $59.9 million or 54.5% of net sales as compared to $59.0 million or 56.9% of net sales for the three months ended April 30, 2012. The increase in gross profit of $0.9 million was primarily due to higher net sales, partially offset by a lower gross margin percentage achieved. The gross margin percentage for the three months ended April 30, 2013 was unfavorably impacted by approximately 330 basis points related to a shift in channel and product mix, partially offset by approximately 80 basis points resulting from the favorable impact of fluctuations in foreign currency exchange rates and approximately 10 basis points resulting from leverage gained on certain fixed costs due to the increase in sales volume year-over-year.

Selling, General and Administrative (“SG&A”). SG&A expenses for the three months ended April 30, 2013 were $49.9 million, representing a decrease from the prior year period of $0.6 million or 1.2%. The decrease in SG&A expense included lower compensation and benefit expense of $1.3 million during the current year period resulting primarily from lower headcount and performance based compensation. These decreases in SG&A expenses were partially offset by $0.4 million resulting from higher foreign currency transactional losses recorded year-over-year related to foreign denominated assets held in weakened currencies and by $0.3 million resulting from higher rent related expenses, primarily due to the move of the Company’s Swiss offices.

Wholesale Operating Income. Operating income of $8.8 million and $7.1 million, which included unallocated corporate expenses, was recorded in the Wholesale segment for the three months ended April 30, 2013 and 2012, respectively. The $1.7 million increase in operating income was the net result of an increase in gross profit of $0.9 million, and a decrease in SG&A expenses of $0.8 million. The increase in gross profit of $0.9 million was primarily due to higher net sales, partially offset by lower gross margin percentage achieved. The decrease in SG&A expense included lower compensation and benefit expense of $1.4 million during the current year period resulting primarily from lower headcount and performance based compensation. These decreases in SG&A expenses were partially offset by $0.4 million resulting from higher transactional losses recorded year-over-year related to foreign denominated assets held in weakened currencies and by $0.3 million resulting from higher rent related expenses, primarily due to the move of the Company’s Swiss offices.

U.S. Wholesale Operating Income/Loss. Operating income of $1.3 million and an operating loss of $6.4 million, which included unallocated corporate expenses, was recorded in the United States location of the Wholesale segment for the three months ended April 30, 2013 and 2012, respectively.  The increase in income of $7.7 million was due to higher gross profit of $5.5 million, which was attributed to higher sales, a higher gross margin percentage achieved and to a decrease in SG&A expenses of $2.2 million. The decrease in SG&A expenses of $2.2 million was primarily attributed to lower marketing expenses of $1.8 million and lower compensation and benefit expense of $0.4 million.

International Wholesale Operating Income. Operating income of $7.5 million and $13.5 million was recorded in the international location of the Wholesale segment for the three months ended April 30, 2013 and 2012, respectively.  The decrease in operating income of $6.0 million was due to a lower gross profit of $4.5 million, due to a lower gross margin and to a lesser extent, lower sales.  The decrease in operating income was also due to an increase in SG&A expenses of $1.5 million. The higher SG&A expenses of $1.5 million were attributed primarily to higher marketing expense of $1.9 million, the unfavorable effect of fluctuations in foreign currency exchange rates, which impacted SG&A expenses by $0.4 million when compared to prior year, and higher rent related expenses of $0.2 million, due to the move of the Company’s Swiss offices. These increased SG&A expenses were partially offset by lower compensation and benefit expenses of $1.0 million.

Retail Operating Income. Operating income of $1.2 million and $1.4 million was recorded in the retail segment for the three months ended April 30, 2013 and 2012, respectively. The $0.2 million decrease in operating income was the result of an increase in SG&A expenses of $0.2 million. The increase in SG&A expenses is primarily due to higher compensation and benefit expenses in the current period.

Interest Expense. Interest expense for both the three months ended April 30, 2013 and 2012 was $0.1 million, which primarily consisted of the amortization of deferred financing costs.

Interest Income. Interest income for both the three months ended April 30, 2013 and 2012 was immaterial.

Income Taxes. The Company recorded a tax expense of $3.3 million and $1.6 million for the three months ended April 30, 2013 and 2012, respectively. The effective tax rate for the three month period ended April 30, 2013 was 28.8%. The effective tax rate for the three month period ended April 30, 2012 was 19.1%.

The increase in the effective tax rate was due to accounting for valuation allowances in the prior year period. The effective tax rate for the three months ended April 30, 2012 included the application of guidelines related to accounting for income taxes in interim periods, which required the exclusion of certain companies with pretax losses from the estimated annual effective tax rate.

Net Income Attributed to Movado Group, Inc. The Company recorded net income of $8.2 million and $6.6 million for the three months ended April 30, 2013 and 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2013 and April 30, 2012 the Company had $141.5 million and $158.8 million of cash and cash equivalents, $125.7 million and $113.7 million of which consisted of cash and cash equivalents at the Company’s foreign subsidiaries, respectively.  The majority of the foreign cash balances are associated with earnings that the Company has asserted are permanently reinvested, and which are required to support continued growth outside the U.S. through funding of capital expenditures, operating expenses and similar cash needs of the foreign operations. The Company has previously provided for $12.7 million of earnings that have not yet been repatriated.

Cash used in operating activities was $17.8 million and $24.4 million for three months ended April 30, 2013 and 2012, respectively. The $17.8 million of cash used in operating activities for the three months ended April 30, 2013, was primarily due to the change in working capital of $27.3 million, partially offset by net income for the period of $8.2 million and favorable non-cash items of $2.1 million.  The change in working capital of $27.3 million was primarily due to an increase in inventory, the pay down of liabilities and increase in receivables. The $24.4 million of cash used in operating activities for the three months ended April 30, 2012, was primarily due to the change in working capital of $34.8 million offset by net income for the period of $6.8 million and favorable non-cash items of $3.9 million. The change in working capital of $34.8 million was primarily due to the pay down of liabilities and an increase in inventory.

Cash used in investing activities amounted to $4.4 million and $0.8 million for the three months ended April 30, 2013 and 2012, respectively. The cash used in the three months ended April 30, 2013, consisted of capital expenditures of $6.5 million, primarily related to the construction of Basel Fair booths, retail store renovations and Swiss office improvements.  These current period expenditures were partially offset by proceeds of $2.2 million received from the sale of a building held for sale. The cash used in the three months ended April 30, 2012, consisted of capital expenditures of $0.8 million, primarily related to the integration of computer hardware and software, retail store renovations, and spending on tooling and design.

Cash used in financing activities amounted to $2.3 million and $0.8 million for the three months ended April 30, 2013 and 2012, respectively. Cash used in financing activities for both the three months ended April 30, 2013 and 2012, was primarily to pay dividends. Cash used in financing activities for the three months ended April 30, 2013 also included the result of stock option exercises for the quarter and the repurchase of the Company’s common stock. Cash used in financing activities for the three months ended April 30, 2012, was partially offset by the result of stock option exercises for the quarter.

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

Availability under the Facility is determined by reference to a borrowing base which is based on the sum of a percentage of eligible accounts receivable and eligible inventory of the Borrowers. $10.0 million in availability is blocked unless the Borrowers have achieved for the most recently ended four fiscal quarter periods a consolidated fixed charge coverage ratio of at least 1.25 to 1.0 with domestic EBITDA greater than $10.0 million. The Borrowers are not currently subject to the availability block. The availability block, if applicable, will be reduced by the amount by which the borrowing base exceeds $25.0 million, up to a maximum reduction of $5.0 million. Availability under the Facility may be further reduced by certain reserves established by the Agent in its good faith credit judgment. The Second Amendment reduced the Lenders’ total commitment under the Loan Agreement from $55 million to $25 million and consequently availability was correspondingly reduced. As of April 30, 2013, total availability under the Facility, giving effect to an availability block of $0, no outstanding borrowings and the letters of credit outstanding under the subfacility, was $20.6 million.

The initial applicable margin for LIBOR rate loans was 4.25% and for base rate loans was 3.25%. After July 17, 2010, the applicable margins decreased or increased by 0.25% per annum from the initial applicable margins depending on whether average availability for the most recently completed fiscal quarter was either greater than $12.5 million, or was $5.0 million or less, respectively. The First Amendment reduced the applicable margins for both LIBOR rate loans and base rate loans by 1.25% and the Second Amendment further reduced the applicable margins by 0.75%. Accordingly, as of April 30, 2013 and based on current availability, the applicable margins were 2.00% and 1.00% for LIBOR and base rate loans, respectively.

After the date (the “Block Release Date”) when availability under the Facility is no longer subject to any blocked amount, if borrowing availability is less than $12.5 million, the Borrowers will be subject to a minimum fixed charge coverage ratio until such time as borrowing availability has been greater than $12.5 million for at least 90 consecutive days.

After the Block Release Date, cash dominion will be imposed if borrowing availability is less than $10.0 million and will continue until such time as borrowing availability has been greater than $10.0 million for at least 45 consecutive days. As of April 30, 2013, the Borrowers were not subject to cash dominion nor do the Borrowers expect to be subject to such a requirement in the foreseeable future.

The Loan Agreement contains additional affirmative and negative covenants binding on the Borrowers and their subsidiaries that are customary for asset based facilities, including, but not limited to, restrictions and limitations on the incurrence of debt for borrowed money and liens, dispositions of assets, capital expenditures, dividends and other payments in respect of equity interests, the making of loans and equity investments, prepayments of subordinated and certain other debt, mergers, consolidations, liquidations and dissolutions, and transactions with affiliates. The Loan Agreement permits Borrowers to pay distributions as dividends and make share repurchases up to $150.0 million (less the amount of any charitable donations made by the Company which are permitted up to an aggregate amount of $14 million) and make acquisitions up to $50.0 million, as long as Borrowers either have cash assets of at least $60.0 million with no revolver loans outstanding, or (i) the consolidated fixed charge coverage ratio is at least 1.25 to 1.00, (ii) availability is greater than $12.5 million and (iii) positive EBITDA plus repatriated cash dividends minus restricted payments are greater than $0. The Company believed that, as of April 30, 2013, it was in compliance with these financial covenants and, therefore, is permitted to pay dividends. The Company presently expects that it will be able to pay dividends through the remaining term of the Facility.

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

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. As of April 30, 2013 and 2012, these lines of credit totaled 10.0 million Swiss francs for both periods, with dollar equivalents of $10.8 million and $11.0 million, respectively. As of April 30, 2013 and 2012, there were no borrowings against these lines. As of April 30, 2013, two European banks and a bank in Dubai have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $2.3 million in various foreign currencies.

The Company paid dividends of $0.05 per share or approximately $1.3 million for both of the three months ended April 30, 2013 and 2012, respectively. For the three months ended April 30, 2012, the Company declared a special cash dividend of $0.50 per share or approximately $12.6 million.

On May 29, 2013, the Board approved the payment of a cash dividend on June 21, 2013 in the amount of $0.05 per share of the Company’s outstanding common stock and class A common stock held by shareholders of record as of the close of business on June 10, 2013.  However, the decision as to whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

On March 20, 2013, the Board approved the payment of a cash dividend on April 16, 2013 in the amount of $0.05 per share of the Company’s outstanding common stock and class A common stock held by shareholders of record as of the close of business on April 2, 2013.

On March 20, 2013, the Board approved a share repurchase program under which the Company may purchase up to $50 million of its outstanding common shares from time to time, depending on market conditions, share price and other factors. This authorization expires on January 31, 2016, and the Company may purchase shares of its common stock through open market purchases, block trades or otherwise. The shares will be purchased primarily to mitigate the dilutive impact of equity grants during the course of the next few years. Therefore, the Company does not expect the share repurchase program to have a significant impact on the weighted average of shares outstanding.  During the three months ended April 30, 2013, the Company repurchased a total of 14,933 shares of common stock in the open market at a total cost of approximately $0.5 million or $31.25 average per share.

Coincident with its approval of the share repurchase program on March 20, 2013, the Board rescinded a previous share repurchase program authorized in April 2008, under which the Company had repurchased a total of 937,360 shares of common stock in the open market during the first and second quarters of fiscal 2009 at a total cost of approximately $19.5 million or $20.79 average per share.  During the three months ended April 30, 2013, the Company did not repurchase shares of Common Stock under this program.

Cash at April 30, 2013 amounted to $141.5 million compared to $158.8 million at April 30, 2012. The decrease in cash is primarily the result of cash used by operations, as well as the payment of dividends and capital expenditures.

Management believes that the cash on hand in addition to the expected cash flow from operations and the Company’s short-term borrowing capacity will be sufficient to meet its working capital needs for at least the next twelve months.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet financing or unconsolidated special-purpose entities.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU No. 2013-02 requires presentation of reclassification adjustments from each component of accumulated other comprehensive income either in a single note or parenthetically on the face of the financial statements, for those amounts required to be reclassified into Net income in their entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety in the same reporting period, cross-reference to other disclosures is required. As permitted under ASU 2013-02, the Company has adopted to present reclassification adjustments from each component of accumulated other comprehensive income within a single note to the financial statements.

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

As of April 30, 2013, the Company’s entire net forward contracts hedging portfolio consisted of 31.0 million Swiss francs equivalent for various expiry dates ranging through October 17, 2013 compared to a portfolio of 38.0 million Swiss francs equivalent for various expiry dates ranging through October 17, 2012 as of April 30, 2012. If the Company were to settle its Swiss franc forward contracts at April 30, 2013, the net result would be immaterial. The Company had no Swiss franc option contracts related to cash flow hedges as of April 30, 2013 and 2012, respectively.

The Board authorized the hedging of the Company’s Swiss franc denominated investment in its wholly-owned Swiss subsidiaries using purchase options under certain limitations. These hedges are treated as net investment hedges under the relevant accounting guidance regarding derivative instruments. As of April 30, 2013 and 2012, the Company did not hold a purchased option hedge portfolio related to net investment hedging.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under its hedging program, the Company can purchase various commodity derivative instruments, primarily future contracts. These derivatives are documented as qualified cash flow hedges, and gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. The Company did not hold any future contracts in its gold hedge portfolio related to cash flow hedges as of April 30, 2013 and 2012, thus any changes in the gold price will have an equal effect on the Company’s cost of sales.

Debt and Interest Rate Risk

The Company has the capability to have certain debt obligations with variable interest rates, which are based on LIBOR plus a fixed additional interest rate. The Company does not hedge these interest rate risks. As of April 30, 2013, the Company had no outstanding debt. For additional information concerning potential changes to future interest obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended April 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

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

Item 1A Risk Factors

As of April 30, 2013, there have been no material changes to any of the risk factors previously reported in the Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On March 20, 2013, the Board approved a share repurchase program under which the Company may purchase up to $50 million of its outstanding common shares from time to time, depending on market conditions, share price and other factors. This authorization expires on January 31, 2016, and the Company may purchase shares of its common stock through open market purchases, block trades or otherwise. The shares will be purchased primarily to mitigate the dilutive impact of equity grants during the course of the next few years. Therefore, the Company does not expect the share repurchase program to have a significant impact on the weighted average of shares outstanding.  During the three months ended April 30, 2013, the Company repurchased a total of 14,933 shares of common stock in the open market at a total cost of approximately $0.5 million or $31.25 average per share.

Coincident with its approval of the share repurchase program on March 20, 2013, the Board rescinded a previous share repurchase program authorized in April 2008, under which the Company had repurchased a total of 937,360 shares of common stock in the open market during the first and second quarters of fiscal 2009 at a total cost of approximately $19.5 million or $20.79 average per share.  During the three months ended April 30, 2013, the Company did not repurchase shares of common stock under this program.

There were 36,999 shares repurchased during the three months ended April 30, 2013 as a result of the surrender of shares in connection with the vesting of certain restricted stock awards or stock options. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

The following table summarizes information about the Company’s purchases for the three months ended April 30, 2013 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs

February 1, 2013 – February 28, 2013	—	$ —	—	$ —
March 1, 2013 – March 31, 2013	—	$ —	—	$ —
April 1, 2013 – April 30, 2013	51,932	$ 31.34	14,933	$ 49,533,416

Total	51,932	$ 31.34	14,933	$ 49,533,416

Item 6	Exhibits

	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial information from Movado Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2013 furnished with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.*

* This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOVADO GROUP, INC.
(Registrant)

Dated: May 29, 2013	By:	/s/ Sallie A. DeMarsilis

Sallie A. DeMarsilis Senior Vice President, Chief Financial Officer and Principal Accounting Officer