Form 10-Q
period 2013-07-31
MOVADO GROUP INC
filed 2013-08-27
CIK 72573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2013

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

The number of shares outstanding of the registrant’s Common Stock and Class A Common Stock as of August 20, 2013 were 18,826,486 and 6,638,223, respectively.

MOVADO GROUP, INC.

Index to Quarterly Report on Form 10-Q

July 31, 2013

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	July 31, 2013	January 31, 2013	July 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$151,516	$167,889	$156,338
Trade receivables	77,346	64,300	59,714
Inventories	179,939	164,354	170,414
Other current assets	38,426	37,556	22,634
Total current assets	447,227	434,099	409,100

Property, plant and equipment, net	47,296	44,501	32,333
Deferred income taxes	21,667	22,749	14,529
Other non-current assets	27,451	25,013	23,512
Total assets	$543,641	$526,362	$479,474
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$31,169	$22,075	$24,364
Accrued liabilities	40,902	51,136	41,302
Deferred and current income taxes payable	5,150	275	3,438
Total current liabilities	77,221	73,486	69,104

Deferred and non-current income taxes payable	3,880	5,637	7,438
Other non-current liabilities	24,542	21,547	19,447
Total liabilities	105,643	100,670	95,989

Commitments and contingencies (Note 7)
Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—	—
Common Stock, $ 0.01 par value, 100,000,000 shares authorized; 26,616,145, 26,440,975 and 26,196,176 shares issued, respectively	266	264	262
Class A Common Stock, $ 0.01 par value, 30,000,000 shares authorized; 6,638,223, 6,632,967 and 6,632,967 shares issued and outstanding, respectively	66	66	66
Capital in excess of par value	162,367	159,696	155,960
Retained earnings	290,209	272,094	251,303
Accumulated other comprehensive income	98,113	102,271	83,751
Treasury Stock, 7,770,281, 7,634,649 and 7,676,407 shares, respectively, at cost	(115,172)	(110,701)	(110,471)
Total Movado Group, Inc. shareholders’ equity	435,849	423,690	380,871
Noncontrolling interests	2,149	2,002	2,614
Total equity	437,998	425,692	383,485
Total liabilities and equity	$543,641	$526,362	$479,474

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Net sales	$138,301	$118,027	$248,311	$221,682
Cost of sales	63,483	52,269	113,574	96,899
Gross profit	74,818	65,758	134,737	124,783
Selling, general and administrative	57,778	55,009	107,692	105,546
Operating income	17,040	10,749	27,045	19,237
Other income (Note 11)	—	—	1,526	—
Interest expense	(115)	(73)	(180)	(218)
Interest income	16	2	39	18
Income before income taxes	16,941	10,678	28,430	19,037
Provision for income taxes (Note 8)	4,287	2,524	7,597	4,122
Net Income	12,654	8,154	20,833	14,915
Less: Net income attributed to noncontrolling interests	200	96	169	224
Net income attributed to Movado Group, Inc.	$12,454	$8,058	$20,664	$14,691

Basic income per share:
Weighted basic average shares outstanding	25,565	25,198	25,544	25,154
Net income per share attributed to Movado Group, Inc.	$0.49	$0.32	$0.81	$0.58

Diluted income per share:
Weighted diluted average shares outstanding	25,846	25,506	25,859	25,450
Net income per share attributed to Movado Group, Inc.	$0.48	$0.32	$0.80	$0.58

Dividends declared per share	$0.05	$0.05	$0.10	$0.60

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Comprehensive income / (loss) , net of taxes:
Net income including noncontrolling interests	$12,654	$8,154	$20,833	$14,915
Net unrealized gain / (loss) on investments	112	(47)	113	(24)
Foreign currency translation adjustments	942	(17,794)	(4,293)	(14,231)
Comprehensive income / (loss) including noncontrolling interests	13,708	(9,687)	16,653	660
Less: Comprehensive income / (loss) attributable to noncontrolling interests	216	(51)	147	140
Total comprehensive income / (loss) attributable to Movado Group, Inc.	$13,492	$(9,636)	$16,506	$520

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended July 31,
	2013	2012
Cash flows from operating activities:
Net income including noncontrolling interests	$20,833	$14,915
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	5,769	5,692
Transactional losses	210	—
Write-down of inventories	691	842
Deferred income taxes	(897)	635
Stock-based compensation	1,625	1,245
Excess tax benefit from stock-based compensation	(465)	—
Gain on sale of an asset held for sale	(1,526)	—
Changes in assets and liabilities:
Trade receivables	(13,625)	509
Inventories	(17,979)	(13,156)
Other current assets	(425)	1,519
Accounts payable	9,237	(8,066)
Accrued liabilities	(8,450)	(8,181)
Income taxes payable	5,353	2,430
Other non-current assets	(3,561)	(1,655)
Other non-current liabilities	3,015	1,178
Net cash (used in) operating activities	(195)	(2,093)
Cash flows from investing activities:
Capital expenditures	(10,206)	(2,446)
Trademarks	(164)	(110)
Proceeds from sale of an asset held for sale	2,196	—
Net cash (used in) investing activities	(8,174)	(2,556)
Cash flows from financing activities:
Stock options exercised and other changes	(608)	658
Excess tax benefit from stock-based compensation	465	—
Dividends paid	(2,549)	(15,083)
Distribution of noncontrolling interest earnings	—	(234)
Stock repurchase	(3,310)	—
Net cash (used in) financing activities	(6,002)	(14,659)

Effect of exchange rate changes on cash and cash equivalents	(2,002)	(6,555)
Net (decrease) in cash and cash equivalents	(16,373)	(25,863)
Cash and cash equivalents at beginning of period	167,889	182,201
Cash and cash equivalents at end of period	$151,516	$156,338

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Movado Group, Inc. (the “Company”) in a manner consistent with that used in the preparation of the annual audited consolidated financial statements included in the Company’s fiscal 2013 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial position and results of operations for the periods presented. The consolidated balance sheet data for January 31, 2013 is derived from the audited financial statements, which are included in the Company’s Annual Report on Form 10-K and should be read in connection with these unaudited financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of July 31, 2013 (in thousands):

	Fair Value at July 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$399	$—	$—	$399
SERP assets – employer	1,171	—	—	1,171
SERP assets – employee	19,302	—	—	19,302
Hedge derivatives	—	863	—	863
Total	$20,872	$863	$—	$21,735
Liabilities:
SERP liabilities – employee	$19,302	$—	$—	$19,302
Hedge derivatives	—	40	—	40
Total	$19,302	$40	$—	$19,342

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

NOTE 2 – EQUITY

The components of equity for the six months ended July 31, 2013 and 2012 are as follows (in thousands):

	Movado Group, Inc. Shareholders’ Equity
	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance, January 31, 2013	$264	$66	$159,696	$272,094	($110,701)	$102,271	$2,002	$425,692
Net income				20,664			169	20,833
Dividends declared				(2,549)				(2,549)
Stock repurchase					(3,310)			(3,310)
Stock options exercised, net of tax benefit of $ 465	2		1,016		(1,161)			(143)
Supplemental executive retirement plan			30					30
Stock-based compensation expense			1,625					1,625
Net unrealized gain on investments, net of tax						113		113
Foreign currency translation adjustment (1)						(4,271)	(22)	(4,293)
Balance, July 31, 2013	$266	$66	$162,367	$290,209	($115,172)	$98,113	$2,149	$437,998

	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance, January 31, 2012	$261	$66	$153,331	$251,695	($111,909)	$97,922	$2,708	$394,074
Net income				14,691			224	14,915
Dividends declared				(15,083)				(15,083)
Distribution of noncontrolling interest earnings							(234)	(234)
Stock options exercised, net of tax	1		551		(1)			551
Supplemental executive retirement plan			108					108
Stock-based compensation expense			1,245					1,245
Net unrealized loss on investments, net of tax						(24)		(24)
Stock donation			725		1,439			2,164
Foreign currency translation adjustment (1)						(14,147)	(84)	(14,231)
Balance, July 31, 2012	$262	$66	$155,960	$251,303	($110,471)	$83,751	$2,614	$383,485

(1)	The currency translation adjustment is not adjusted for income taxes to the extent that they relate to permanent investments in international subsidiaries.

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

The Company divides its business into two major geographic locations: United States operations, and International, which includes the results of all other Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s international operations were principally conducted in Europe, the Americas (excluding the United States), the Middle East and Asia and accounted for 18.1%, 11.7%, 8.8% and 8.4%, respectively, of the Company’s total net sales for the three months ended July 31, 2013. For the three months ended July 31, 2012, the Company’s international operations were principally conducted in Europe, the Americas (excluding the United States), Asia and the Middle East and accounted for 15.6%, 13.3%, 10.1% and 8.2%, respectively, of the Company’s total net sales.

The Company’s international operations were principally conducted in Europe, the Americas (excluding the United States), the Middle East and Asia and accounted for 18.3%, 11.5%, 8.9% and 8.3%, respectively, of the Company’s total net sales for the six months ended July 31, 2013. For the six months ended July 31, 2012, the Company’s international operations were principally conducted in Europe, the Americas (excluding the United States), Asia and the Middle East and accounted for 17.2%, 13.1%, 10.2% and 7.5%, respectively, of the Company’s total net sales. Substantially all of the Company’s international assets are located in Switzerland.

Operating Segment Data for the Three Months Ended July 31, 2013 and 2012 (in thousands):

	Net Sales		Operating Income
	2013	2012	2013	2012
Wholesale	$123,756	$104,460	$14,152	$7,786
Retail	14,545	13,567	2,888	2,963
Consolidated total	$138,301	$118,027	$17,040	$10,749

Operating Segment Data for the Six Months Ended July 31, 2013 and 2012 (in thousands):

	Net Sales		Operating Income
	2013	2012	2013	2012
Wholesale	$223,731	$197,972	$23,006	$14,909
Retail	24,580	23,710	4,039	4,328
Consolidated total	$248,311	$221,682	$27,045	$19,237

	Total Assets
	July 31, 2013	January 31, 2013	July 31, 2012
Wholesale	$522,940	$507,672	$461,363
Retail	20,701	18,690	18,111
Consolidated total	$543,641	$526,362	$479,474

Geographic Location Data for the Three Months Ended July 31, 2013 and 2012 (in thousands):

	Net Sales		Operating Income / (Loss)
	2013	2012	2013	2012
United States	$72,962	$59,887	$532	$(2,451)
International	65,339	58,140	16,508	13,200
Consolidated total	$138,301	$118,027	$17,040	$10,749

United States and International net sales are net of intercompany sales of $88.5 million and $63.2 million for the three months ended July 31, 2013 and 2012, respectively.

Geographic Location Data for the Six Months Ended July 31, 2013 and 2012 (in thousands):

	Net Sales		Operating Income / (Loss)
	2013	2012	2013	2012
United States	$131,439	$110,801	$2,966	$(7,502)
International	116,872	110,881	24,079	26,739
Consolidated total	$248,311	$221,682	$27,045	$19,237

United States and International net sales are net of intercompany sales of $154.4 million and $118.3 million for the six months ended July 31, 2013 and 2012, respectively.

	Total Assets
	July 31, 2013	January 31, 2013	July 31, 2012
United States	$225,167	$208,273	$196,256
International	318,474	318,089	283,218
Consolidated total	$543,641	$526,362	$479,474

	Long-Lived Assets
	July 31, 2013	January 31, 2013	July 31, 2012
United States	$25,553	$26,682	$26,477
International	21,743	17,819	5,856
Consolidated total	$47,296	$44,501	$32,333

NOTE 4 – INVENTORIES

Inventories consisted of the following (in thousands):

	July 31, 2013	January 31, 2013	July 31, 2012
Finished goods	$117,006	$101,830	$105,167
Component parts	53,929	53,061	57,050
Work-in-process	9,004	9,463	8,197
	$179,939	$164,354	$170,414

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

Availability under the Facility is determined by reference to a borrowing base which is based on the sum of a percentage of eligible accounts receivable and eligible inventory of the Borrowers. $10.0 million in availability is blocked unless the Borrowers have achieved for the most recently ended four fiscal quarter periods a consolidated fixed charge coverage ratio of at least 1.25 to 1.0 with domestic EBITDA greater than $10.0 million. The Borrowers are not currently subject to the availability block. The availability block, if applicable, will be reduced by the amount by which the borrowing base exceeds $25.0 million, up to a maximum reduction of $5.0 million. Availability under the Facility may be further reduced by certain reserves established by the Agent in its good faith credit judgment. The Second Amendment reduced the Lenders’ total commitment under the Loan Agreement from $55 million to $25 million and consequently availability was correspondingly reduced. As of July 31, 2013, total availability under the Facility, giving effect to an availability block of $0, no outstanding borrowings and the letters of credit outstanding under the subfacility, was $20.5 million.

The initial applicable margin for LIBOR rate loans was 4.25% and for base rate loans was 3.25%. After July 17, 2010, the applicable margins decreased or increased by 0.25% per annum from the initial applicable margins depending on whether average availability for the most recently completed fiscal quarter was either greater than $12.5 million, or was $5.0 million or less, respectively. The First Amendment reduced the applicable margins for both LIBOR rate loans and base rate loans by 1.25% and the Second Amendment further reduced the applicable margins by 0.75%. Accordingly, as of July 31, 2013 and based on current availability, the applicable margins were 2.00% and 1.00% for LIBOR and base rate loans, respectively.

After the date (the “Block Release Date”) when availability under the Facility is no longer subject to any blocked amount, if borrowing availability is less than $12.5 million, the Borrowers will be subject to a minimum fixed charge coverage ratio until such time as borrowing availability has been greater than $12.5 million for at least 90 consecutive days.

After the Block Release Date, cash dominion will be imposed if borrowing availability is less than $10.0 million and will continue until such time as borrowing availability has been greater than $10.0 million for at least 45 consecutive days. As of July 31, 2013, the Borrowers were not subject to cash dominion nor do the Borrowers expect to be subject to such a requirement in the foreseeable future.

The Loan Agreement contains additional affirmative and negative covenants binding on the Borrowers and their subsidiaries that are customary for asset based facilities, including, but not limited to, restrictions and limitations on the incurrence of debt for borrowed money and liens, dispositions of assets, capital expenditures, dividends and other payments in respect of equity interests, the making of loans and equity investments, prepayments of subordinated and certain other debt, mergers, consolidations, liquidations and dissolutions, and transactions with affiliates. The Loan Agreement permits Borrowers to pay distributions as dividends and make share repurchases up to an aggregate of $150.0 million (less the amount of any charitable donations made by the Company which are permitted up to an aggregate amount of $14 million) and make acquisitions up to an aggregate of $50.0 million, as long as, at the time of such transaction, either (A) Borrowers have cash assets of at least $60.0 million with no revolver loans outstanding, or (B) (i) the consolidated fixed charge coverage ratio is at least 1.25 to 1.00, (ii) availability is greater than $12.5 million and (iii) positive EBITDA plus repatriated cash dividends minus restricted payments are greater than $0. The Company, as of July 31, 2013, was in compliance with these financial covenants and, therefore, is permitted to pay dividends. The Company presently expects that it will be able to pay any dividends declared through the remaining term of the Facility.

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

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. As of July 31, 2013 and 2012, these lines of credit totaled 10.0 million Swiss francs for both periods, with dollar equivalents of $10.8 million and $10.2 million, respectively. As of July 31, 2013 and 2012, there were no borrowings against these lines. As of July 31, 2013, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $2.3 million in various foreign currencies.

NOTE 6 – EARNINGS PER SHARE

The Company presents net income per share on a basic and diluted basis. Basic earnings per share are computed using weighted-average shares outstanding during the period. Diluted earnings per share are computed using the weighted-average number of shares outstanding adjusted for dilutive common stock equivalents.

The weighted-average number of shares outstanding for basic earnings per share was 25,565,000 and 25,198,000 for the three months ended July 31, 2013 and 2012, respectively. For the three months ended July 31, 2013 and 2012, respectively, the number of shares outstanding for diluted earnings per share was increased by 281,000 and 308,000, due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans and SERP.

For the three months ended July 31, 2013 and July 31, 2012, approximately 122,000 and 293,000 of potentially dilutive common stock equivalents, respectively, were excluded from the computation of dilutive earnings per share because their effect would have been antidilutive.

The weighted-average number of shares outstanding for basic earnings per share was 25,544,000 and 25,154,000 for the six months ended July 31, 2013 and 2012, respectively. For the six months ended July 31, 2013 and 2012, respectively, the number of shares outstanding for diluted earnings per share was increased by 315,000 and 296,000, due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans and SERP.

For the six months ended July 31, 2013 and July 31, 2012, approximately 79,000 and 287,000 of potentially dilutive common stock equivalents, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

As of July 31, 2013, one bank in the domestic bank group had issued five irrevocable standby letters of credit in connection with a trademark license agreement, retail and operating facility leases to various landlords, for the administration of the Movado boutique private-label credit card and Canadian payroll to the Royal Bank of Canada. As of July 31, 2013, the Company had outstanding letters of credit totaling $4.5 million with expiration dates through June 3, 2014.

As of July 31, 2013, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $2.3 million in various foreign currencies.

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

NOTE 8 – INCOME TAXES

The Company recorded a tax expense of $4.3 million and $2.5 million for the three months ended July 31, 2013 and 2012, respectively. The effective tax rate for the three month period ended July 31, 2013 and 2012 was 25.3% and 23.6%, respectively.

The Company recorded a tax expense of $7.6 million and $4.1 million for the six months ended July 31, 2013 and 2012, respectively. The effective tax rate for the six month period ended July 31, 2013 and 2012 was 26.7% and 21.7%, respectively.

During the three months ended July 31, 2013, the Company recorded a $1.0 million benefit primarily related to the favorable changes in connection with domestic and foreign tax audits.

The increase in the effective tax rate for both the three and six months ended July 31, 2013 was due to accounting for valuation allowances in the prior year period. The effective tax rate for both the three and six months ended July 31, 2012 included the application of guidelines related to accounting for income taxes in interim periods and a $0.5 million discrete expense for a contingent exposure relative to a foreign tax audit.

NOTE 9 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company accounts for its derivative financial instruments in accordance with guidance which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. A significant portion of the Company’s purchases are denominated in Swiss francs. The Company reduces its exposure to the Swiss franc exchange rate risk through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. In the event these exposures do not offset, the Company uses various derivative financial instruments to further reduce the net exposures to currency fluctuations, predominately forward and option contracts. When entered into, the Company designates and documents these derivative instruments as a cash flow hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. Changes in the fair value of a derivative that is designated and documented as a cash flow hedge and is highly effective, are recorded in other comprehensive income until the underlying transaction affects earnings, and then are later reclassified into earnings in the same account as the hedged transaction. The Company formally assesses, both at the inception and at each financial quarter thereafter, the effectiveness of the derivative instrument hedging the underlying forecasted cash flow transaction. Any ineffectiveness related to the derivative financial instruments’ change in fair value will be recognized in the Consolidated Statements of Operations in the period in which the ineffectiveness was calculated.

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

As of July 31, 2013, the Company’s entire net forward contracts hedging portfolio consisted of 43 million Swiss francs equivalent for various expiry dates ranging through January 23, 2014.

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for derivatives not designated as hedging instruments under the relevant guidance as of July 31, (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	2013 Fair Value	2012 Fair Value	Balance Sheet Location	2013 Fair Value	2012 Fair Value
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$863	$25	Accrued Liabilities	$40	$1,820
Total Derivative Instruments		$863	$25		$40	$1,820

As of July 31, 2013, the balance of deferred net gains/losses on derivative financial instruments documented as cash flow hedges included in accumulated other comprehensive income (“AOCI”) was $0. As of July 31, 2012, the balance of deferred net gains on derivative financial statements documented as cash flow hedges included in accumulated other comprehensive income was $1.0 million in net losses, net of tax of $1.0 million. The maximum length of time the Company hedges its exposure to the fluctuation in future cash flows for forecasted transactions is 24 months. For the three months and six months ended July 31, 2013 and 2012, there were no reclassifications from AOCI to earnings.

For the three months and six months ended July 31, 2013 and 2012, the Company recorded no charge related to its assessment of the effectiveness of its derivative hedge portfolio because it did not hold cash flow hedges in its portfolio. Changes in the contracts’ fair value due to spot-forward differences are excluded from the designated hedge relationship. The Company would record these transactions in the cost of sales in the Consolidated Statements of Operations.

NOTE—10 ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)

The components of accumulated other comprehensive income / (loss) consisted of the following:

(in thousands)

	Currency Translation Adjustments	Net Unrealized Gain on Investments	Accumulated Other Comprehensive Income / (Loss)
Balance, January 31, 2013	$102,220	$51	$102,271
Other comprehensive income / (loss) before reclassifications	(4,354)	113	(4,241)
Amounts reclassified from accumulated other comprehensive income / (loss)	83	—	83
Net current-period other comprehensive (loss) / income	(4,271)	113	(4,158)
As of July 31, 2013	$97,949	$164	$98,113

	Currency Translation Adjustments	Net Unrealized Gain / (Loss) on Investments	Net Unrealized (Loss) On Hedging Contracts	Accumulated Other Comprehensive Income / (Loss)
Balance, January 31, 2012	$98,842	$69	$(989)	$97,922
Other comprehensive income / (loss) before reclassifications	(14,147)	(24)	—	(14,171)
Amounts reclassified from accumulated other comprehensive income / (loss)	—	—	—	—
Net current-period other comprehensive (loss)	(14,147)	(24)	—	(14,171)
As of July 31, 2012	$84,695	$45	$(989)	$83,751

NOTE 11 – OTHER INCOME

Other income for the six months ended July 31, 2013 consisted of a $1.5 million pre-tax gain on the sale of a building. The Company received cash proceeds from the sale of $2.2 million in the first quarter of fiscal year 2014. Prior to the sale, the building had been classified as an asset held for sale in other current assets.

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

NOTE 13 – TREASURY STOCK

On March 20, 2013, the Board approved a share repurchase program under which the Company may purchase up to $50 million of its outstanding common shares from time to time, depending on market conditions, share price and other factors. This authorization expires on January 31, 2016, and the Company may purchase shares of its common stock through open market purchases, block trades or otherwise. The shares will be purchased primarily to mitigate the dilutive impact of equity grants during the course of the next few years. Therefore, the Company does not expect the share repurchase program to have a significant impact on the weighted average of shares outstanding. During the six months ended July 31, 2013, the Company repurchased a total of 98,633 shares of common stock at a total cost of approximately $3.3 million or an average of $33.56 per share, which included 12,000 shares repurchased from the Movado Group Foundation at a total cost of approximately $0.4 million or $34.43 average per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q, including, without limitation, statements under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as statements in future filings by the Company with the Securities and Exchange Commission (“SEC”), in the Company’s press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, forecasts and projections about the Company, its future performance, the industry in which the Company operates and management’s assumptions. Words such as “expects”, “anticipates”, “targets”, “goals”, “projects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should” and variations of such words and similar expressions are also intended to identify such forward-looking statements. The Company cautions readers that forward-looking statements include, without limitation, those relating to the Company’s future business prospects, projected operating or financial results, revenues, working capital, liquidity, capital needs, plans for future operations, expectations regarding capital expenditures and operating expenses, effective tax rates, margins, interest costs, and income as well as assumptions relating to the foregoing. Forward-looking statements are subject to certain risks and uncertainties, some of which cannot be predicted or quantified. Actual results and future events could differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company’s reports filed with the SEC including, without limitation, the following: general economic and business conditions which may impact disposable income of consumers in the United States and the other significant markets (including Europe) where the Company’s products are sold, uncertainty regarding such economic and business conditions, trends in consumer debt levels and bad debt write-offs, general uncertainty related to possible terrorist attacks, natural disasters, the stability of the European Union and defaults on or downgrades of sovereign debt and the impact of any of those events on consumer spending, changes in consumer preferences and popularity of particular designs, new product development and introduction, competitive products and pricing, seasonality, availability of alternative sources of supply in the case of the loss of any significant supplier or any supplier’s inability to fulfill the Company’s orders, the loss of or curtailed sales to significant customers, the Company’s dependence on key employees and officers, the ability to successfully integrate the operations of acquired businesses without disruption to other business activities, the continuation of licensing arrangements with third parties, the ability to secure and protect trademarks, patents and other intellectual property rights, the ability to lease new stores on suitable terms in desired markets and to complete construction on a timely basis, potential effects of economic and currency instability in Europe and countries using the Euro as their functional currency, the ability of the Company to successfully manage its expenses on a continuing basis, the continued availability to the Company of financing and credit on favorable terms, business disruptions, disease, general risks associated with doing business outside the United States including, without limitation, import duties, tariffs, quotas, political and economic stability, and success of hedging strategies with respect to currency exchange rate fluctuations.

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

As of July 31, 2013, there have been no material changes to any of the critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

Recent Developments

On August 27, 2013, the Board approved an increase in the Company’s quarterly cash dividend to $0.08 for each share of the Company’s outstanding common stock and class A common stock. This dividend will be paid on September 20, 2013 to all shareholders of record as of the close of business on September 6, 2013. The decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

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

The Company divides its watch business into distinct categories. The luxury category consists of the Ebel® and Concord® brands. The accessible luxury category consists of the Movado® and ESQ® Movado brands. The licensed brands category consists of all the Company’s other brands distributed under license agreements and includes Coach®, HUGO BOSS®, Juicy Couture®, Lacoste®, Tommy Hilfiger® and SCUDERIA FERRARI® watches.

Results of operations for the three months ended July 31, 2013 as compared to the three months ended July 31, 2012

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Three Months Ended July 31,
	2013	2012
Wholesale:
United States	$58,417	$46,320
International	65,339	58,140
Total Wholesale	123,756	104,460
Retail	14,545	13,567
Net Sales	$138,301	$118,027

Net sales for the three months ended July 31, 2013 were $138.3 million, above the prior year by $20.3 million or 17.2%. For the period ended July 31, 2013, fluctuations in foreign currency exchange rates favorably impacted net sales by $0.9 million when compared to the prior year period.

Net sales for the three months ended July 31, 2013 in the wholesale segment were $123.8 million, above the prior year period by $19.3 million or 18.5%. The increase in net sales was driven by double digit percentage sales increases in both the United States and International locations of the wholesale segment.

Net sales for the three months ended July 31, 2013 in the United States location of the wholesale segment were $58.4 million, above the prior year period by $12.1 million or 26.1%, primarily driven by sales increases in the licensed brand and accessible luxury brand categories. The sales in the licensed brand category were above the prior year period by $6.2 million, or 39.2%, primarily due to higher sales of Coach watches as a result of sell-in to customers related to the repositioning of the Coach watch brand into the fashion watch category. Also contributing to the increase were sales of the Company’s newly introduced Scuderia Ferrari watch line and sales increases due to strong sell-through in the Company’s distribution channels of the other licensed brands. Net sales in the accessible luxury category were above the prior year by $5.4 million, or 19.2%. The increase in sales in the accessible luxury category was primarily due to strong sell-through in the Company’s distribution channels, which included higher sales of the Movado BOLD and Museum watch collections supported by the Company’s continued focus and investment in marketing and advertising. The increase in sales in the accessible luxury category also was attributed to sales increases of the ESQ Movado brand primarily due to the ESQ Movado brand re-launch, which occurred in third quarter of fiscal 2013. A net sales increase of $0.4 million when compared to the prior year period was also recorded in the luxury category.

Net sales for the three months ended July 31, 2013 in the International location of the wholesale segment were $65.3 million, above the prior year period by $7.2 million or 12.4%, primarily driven by a sales increase in the licensed brand category.  Net sales in the licensed brand category were above the prior year period by $6.5 million, or 16.1%, primarily due to the introduction of the Scuderia Ferrari watch line and strong sell-through in the Company’s distribution channels of the other licensed brands.  Net sales in the luxury category were above the prior year period by $1.1 million, or 17.2%.  Net sales in the accessible luxury category were relatively flat compared to the prior year period.  For the three months ended July 31, 2013, fluctuations in foreign currency exchange rates favorably impacted net sales by $0.9 million when compared to the prior year period.

Net sales for the three months ended July 31, 2013 in the retail segment were $14.5 million, above prior year period by $1.0 million or 7.2%. As of July 31, 2013, the Company operated 34 outlet stores and as of July 31, 2012, the Company operated 33 outlet stores.

Gross Profit. Gross profit for the three months ended July 31, 2013 was $74.8 million or 54.1% of net sales as compared to $65.8 million or 55.7% of net sales for the three months ended July 31, 2012. The increase in gross profit of $9.0 million was primarily due to the increase in sales year-over-year, partially offset by a lower gross margin percentage. The gross margin percentage for the three months ended July 31, 2013 was unfavorably impacted by approximately 240 basis points related to a shift in channel and product mix, partially offset by approximately 50 basis points resulting from leverage gained on certain fixed costs due to the increase in sales volume year-over-year and approximately 30 basis points resulting from the favorable impact of fluctuations in foreign currency exchange rates.

Selling, General and Administrative (“SG&A”). SG&A expenses for the three months ended July 31, 2013 were $57.8 million, representing an increase from the prior year period of $2.7 million or 4.9%. The increase in SG&A expense included higher marketing expense of $2.1 million and a reduction in the recovery of bad debts of $0.4 million in the current year period due to settlements with certain customers in the prior year.  Also included in the increase in SG&A expenses were higher sales commissions of $0.3 million and higher trade show expenses of $0.3 million. These increases in SG&A expenses were partially offset by lower compensation and benefit expense of $0.5 million resulting primarily from a lower accrual for performance-based compensation.

Wholesale Operating Income. Operating income of $14.2 million and $7.8 million, which included unallocated corporate expenses, was recorded in the Wholesale segment for the three months ended July 31, 2013 and 2012, respectively. The $6.4 million increase in operating income was the net result of an increase in gross profit of $8.9 million, partially offset by an increase in SG&A expenses of $2.5 million. The increase in gross profit of $8.9 million was primarily due to higher net sales, partially offset by lower gross margin percentage achieved. The increase in SG&A expense included higher marketing expense of $2.1 million and a reduction in the recovery of bad debts of $0.4 million in the current year period due to settlements with certain customers in the prior year.  Also included in the increase in SG&A expenses were higher sales commissions of $0.3 million and higher trade show expenses of $0.3 million. These increases in SG&A expenses were partially offset by a lower compensation and benefit expense of $0.7 million resulting primarily from a lower accrual for performance-based compensation.

U.S. Wholesale Operating Loss. Operating loss of $2.3 million and $5.4 million, which included unallocated corporate expenses, was recorded in the United States location of the Wholesale segment for the three months ended July 31, 2013 and 2012, respectively. The decrease in loss of $3.1 million was due to higher gross profit of $5.0 million, partially offset by an increase in SG&A expenses of $1.9 million. The increase in gross profit of $5.0 million was primarily due to higher net sales, partially offset by a lower gross margin percentage achieved. The increase in SG&A expense included higher marketing expense of $2.7 million, partially offset by lower computer related expenses of $0.4 million and a lower compensation and benefit expense of $0.3 million resulting primarily from a lower accrual for performance-based compensation.

International Wholesale Operating Income. Operating income of $16.5 million and $13.2 million was recorded in the International location of the Wholesale segment for the three months ended July 31, 2013 and 2012, respectively. The increase in operating income of $3.3 million was due to a higher gross profit of $3.9 million, partially offset by an increase in SG&A expenses of $0.6 million. The increase in gross profit of $3.9 million was primarily due to higher net sales, partially offset by a lower gross margin percentage achieved. The increase in SG&A expenses of $0.6 million included higher computer related expenses of $0.4 million, a reduction in the recovery of bad debts of $0.4 million in the current year period due to settlements with certain customers in the prior year and higher trade show expenses of $0.3 million, partially offset by lower marketing expenses of $0.7 million.

Retail Operating Income. Operating income of $2.9 million and $3.0 million was recorded in the retail segment for the three months ended July 31, 2013 and 2012, respectively. The $0.1 million decrease in operating income was the result of an increase in SG&A expenses of $0.2 million, partially offset by an increase in gross profit of $0.1 million. The increase in SG&A expenses of $0.2 million was primarily due to higher compensation and benefit expenses in the current period related to the opening of a new store. The increase in gross profit of $0.1 million was primarily due to higher net sales, partially offset by a lower gross margin percentage achieved.

Interest Expense. Interest expense for both the three months ended July 31, 2013 and 2012 was $0.1 million, which primarily consisted of the amortization of deferred financing costs.

Interest Income. Interest income for both the three months ended July 31, 2013 and 2012 was immaterial.

Income Taxes. The Company recorded a tax expense of $4.3 million and $2.5 million for the three months ended July 31, 2013 and 2012, respectively. The effective tax rate for the three month period ended July 31, 2013 was 25.3%. The effective tax rate for the three month period ended July 31, 2012 was 23.6%.

During the three months ended July 31, 2013, the Company recorded a $1.0 million benefit primarily related to the favorable changes in connection with domestic and foreign tax audits.

The increase in the effective tax rate for the three months ended July 31, 2013 was due to accounting for valuation allowances in the prior year period. The effective tax rate for the three months ended July 31, 2012 included the application of guidelines related to accounting for income taxes in interim periods and a $0.5 million discrete expense for a contingent exposure relative to a foreign tax audit.

Net Income Attributed to Movado Group, Inc. The Company recorded net income of $12.5 million and $8.1 million for the three months ended July 31, 2013 and 2012, respectively.

Results of operations for the six months ended July 31, 2013 as compared to the six months ended July 31, 2012

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Six Months Ended July 31,
	2013	2012
Wholesale:
United States	$106,859	$87,091
International	116,872	110,881
Total Wholesale	223,731	197,972
Retail	24,580	23,710
Net Sales	$248,311	$221,682

Net sales for the six months ended July 31, 2013 were $248.3 million, above prior year by $26.6 million or 12.0%. For the period ended July 31, 2013, fluctuations in foreign currency exchange rates favorably impacted net sales by $0.4 million when compared to the prior year period.

Net sales for the six months ended July 31, 2013 in the wholesale segment were $223.7 million, above the prior year period by $25.8 million or 13.0%. The increase in net sales was driven by higher sales in both the United States and International locations of the wholesale segment.

Net sales for the six months ended July 31, 2013 in the United States location of the wholesale segment were $106.9 million, above the prior year period by $19.8 million or 22.7%, primarily driven by sales increases in the accessible luxury brand and licensed brand categories. Net sales in the accessible luxury category were above prior year by $13.2 million, or 25.3%. The increase in sales in the accessible luxury category was primarily due to strong sell-through in the Company’s distribution channels, which included higher sales of the Movado BOLD and Museum watch collections supported by the Company’s continued focus and investment in marketing and advertising. The increase in sales in the accessible luxury category also was attributed to sales increases of the ESQ Movado brand primarily due to the ESQ Movado brand re-launch, which occurred in third quarter of fiscal 2013.  Prior year net sales in the accessible luxury category included a $1.8 million sales reserve for anticipated returns of older ESQ by Movado watch styles.  The sales in the licensed brand category were above the prior year period by $5.6 million, or 19.2%, primarily due to strong sell-through in the Company’s distribution channels as well as sales from the Company’s newly introduced Scuderia Ferrari watch line.  Net sales increases were also recorded in the luxury category of $0.8 million when compared to the prior year period.

Net sales for the six months ended July 31, 2013 in the International location of the wholesale segment were $116.9 million, above the prior year period by $6.0 million or 5.4%, primarily driven by a sales increase in the licensed brand category.  Net sales in the licensed brand category were above the prior year period by $6.7 million, or 8.5%, primarily due to the introduction of the Scuderia Ferrari watch line, partially offset by slight decreases in the other licensed brands.  Net sales in the luxury category were above the prior year period by $0.6 million, or 5.2%.  Net sales in the accessible luxury category were relatively flat compared to the prior year period. For the six months ended July 31, 2013, fluctuations in foreign currency exchange rates favorably impacted net sales by $0.4 million when compared to the prior year period.

Net sales for the six months ended July 31, 2013 in the retail segment were $24.6 million, above prior year period by $0.9 million or 3.7%.

Gross Profit. Gross profit for the six months ended July 31, 2013 was $134.7 million or 54.3% of net sales as compared to $124.8 million or 56.3% of net sales for the six months ended July 31, 2012. The increase in gross profit of $9.9 million was primarily due to the increase in sales year-over-year, partially offset by a lower gross margin percentage.  The gross margin percentage for the six months ended July 31, 2013 was unfavorably impacted by approximately 280 basis points related to a shift in channel and product mix, partially offset by approximately 50 basis points resulting from the favorable impact of fluctuations in foreign currency exchange rates and approximately 30 basis points resulting from leverage gained on certain fixed costs due to the increase in sales volume year-over-year.

Selling, General and Administrative (“SG&A”). SG&A expenses for the six months ended July 31, 2013 were $107.7 million, representing an increase from the prior year period of $2.1 million or 2.0%. The increase in SG&A expense included higher marketing expense of $2.2 million, higher trade show expenses of $0.4 million, higher rent related expenses of $0.3 million, primarily related to the move of the Company’s Swiss offices, and a reduction in the recovery of bad debts of $0.3 million in the current year period due to settlements with certain customers in the prior year.  These increases in SG&A expenses were partially offset by a lower compensation and benefit expense of $1.3 million resulting primarily from a lower accrual for performance-based compensation.

Wholesale Operating Income. Operating income of $23.0 million and $14.9 million, which included unallocated corporate expenses, was recorded in the Wholesale segment for the six months ended July 31, 2013 and 2012, respectively. The $8.1 million increase in operating income was the net result of an increase in gross profit of $9.8 million, partially offset by an increase in SG&A expenses of $1.7 million. The increase in gross profit of $9.8 million was primarily due to higher net sales, partially offset by a lower gross margin percentage achieved. The increase in SG&A expense included higher marketing expense of $2.2 million, higher trade show expenses of $0.4 million, higher rent related expenses of $0.3 million, primarily related to the move of the Company’s Swiss offices and a reduction in the recovery of bad debts of $0.3 million in the current year period due to settlements with certain customers in the prior year.  These increases in SG&A expenses were partially offset by a lower compensation and benefit expense of $1.5 million resulting primarily from a lower accrual for performance-based compensation.

U.S. Wholesale Operating Loss. Operating loss of $1.0 million and $11.8 million, which included unallocated corporate expenses, was recorded in the United States location of the Wholesale segment for the six months ended July 31, 2013 and 2012, respectively. The decrease in loss of $10.8 million was due to higher gross profit of $10.5 million and a decrease in SG&A expenses of $0.3 million. The increase in gross profit of $10.5 million was primarily due to higher net sales and, to a lesser extent, a higher gross margin percentage achieved. The decrease in SG&A expenses of $0.3 million was primarily attributed to lower compensation and benefit expense of $0.9 million, resulting primarily from a lower accrual for performance-based compensation and lower promotional expenses of $0.4 million, partially offset by a higher marketing expense of $1.0 million.

International Wholesale Operating Income. Operating income of $24.0 million and $26.7 million was recorded in the International location of the Wholesale segment for the six months ended July 31, 2013 and 2012, respectively. The decrease in operating income of $2.7 million was due to higher SG&A expenses of $2.0 million and lower gross profit of $0.7 million. The increase in SG&A expenses of $2.0 million was primarily attributed to higher marketing expense of $1.2 million, higher tradeshow expense of $0.4 million, a reduction in the recovery of bad debts of $0.3 million in the current year period due to settlements with certain customers in the prior year and higher rent related expenses of $0.3 million primarily due to the move of the Company’s Swiss offices. These increased SG&A expenses were partially offset by lower compensation and benefit expenses of $0.6 million. The decrease in gross profit of $0.7 million was primarily due to a lower gross margin percentage achieved, partially offset by higher net sales.

Retail Operating Income. Operating income of $4.0 million and $4.3 million was recorded in the retail segment for the six months ended July 31, 2013 and 2012, respectively. The $0.3 million decrease in operating income was the result of an increase in SG&A expenses of $0.4 million, partially offset by an increase in gross profit of $0.1 million.  The increase in SG&A expenses of $0.4 million was primarily due to higher compensation, benefit expenses and occupancy expenses related to the opening of two new stores in the current period. The increase in gross profit of $0.1 million was primarily due to higher net sales, partially offset by a lower gross margin percentage achieved.

Interest Expense. Interest expense for both the six months ended July 31, 2013 and 2012 was $0.2 million, which primarily consisted of the amortization of deferred financing costs.

Interest Income. Interest income for both the six months ended July 31, 2013 and 2012 was immaterial.

Income Taxes. The Company recorded a tax expense of $7.6 million and $4.1 million for the six months ended July 31, 2013 and 2012, respectively. The effective tax rate for the six month period ended July 31, 2013 was 26.7%. The effective tax rate for the six month period ended July 31, 2012 was 21.7%.

During the six months ended July 31, 2013, the Company recorded a $1.0 million benefit primarily related to the favorable changes in connection with domestic and foreign tax audits.

The increase in the effective tax rate for the six months ended July 31, 2013 was due to accounting for valuation allowances in the prior year period. The effective tax rate for the six months ended July 31, 2012 included the application of guidelines related to accounting for income taxes in interim periods and a $0.5 million discrete expense for a contingent exposure relative to a foreign tax audit.

Net Income Attributed to Movado Group, Inc. The Company recorded net income of $20.7 million and $14.7 million for the six months ended July 31, 2013 and 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2013 and July 31, 2012 the Company had $151.5 million and $156.3 million of cash and cash equivalents, $124.9 million and $116.8 million of which consisted of cash and cash equivalents at the Company’s foreign subsidiaries, respectively. The majority of the foreign cash balances are associated with earnings that the Company has asserted are permanently reinvested, and which are required to support continued growth outside the U.S. through funding of capital expenditures, operating expenses and similar cash needs of the foreign operations. The Company has previously provided for $12.7 million of earnings that have not yet been repatriated.

Cash used in operating activities was $0.2 million and $2.1 million for six months ended July 31, 2013 and 2012, respectively. The $0.2 million of cash used in operating activities for the six months ended July 31, 2013, was primarily due to the change in working capital of $25.9 million, partially offset by net income for the period of $20.8 million and favorable non-cash items of $5.4 million. The change in working capital of $25.9 million was primarily due to an increase in inventory primarily related to an inventory build in anticipation of the holiday selling season in the second half of the current fiscal year and an increase in receivables primarily due to increased sales. The $2.1 million of cash used in operating activities for the six months ended July 31, 2012, was primarily due to the change in working capital of $24.9 million offset by net income for the period of $14.9 million and favorable non-cash items of $8.4 million. The change in working capital of $24.9 million was primarily due to the pay down of liabilities and an increase in inventory.

Cash used in investing activities amounted to $8.2 million and $2.6 million for the six months ended July 31, 2013 and 2012, respectively. The cash used in the six months ended July 31, 2013, consisted of capital expenditures of $10.2 million, primarily related to the construction of Basel Fair booths, office improvements, retail store renovations and construction of shop in shops at some of the Company’s wholesale customers. These current period expenditures were partially offset by proceeds of $2.2 million received from the sale of a building held for sale. The cash used in the six months ended July 31, 2012, consisted of capital expenditures of $2.4 million, primarily related to the integration of computer hardware and software, office improvements, retail store renovations, and spending on tooling and design.

Cash used in financing activities amounted to $6.0 million and $14.7 million for the six months ended July 31, 2013 and 2012, respectively. Cash used in financing activities for both the six months ended July 31, 2013 and 2012, was primarily to pay dividends. Cash used in financing activities for the six months ended July 31, 2013 also included the result of stock option exercises for the quarter and the repurchase of the Company’s common stock. Cash used in financing activities for the six months ended July 30, 2012, was partially offset by the result of stock option exercises for the quarter.

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

Availability under the Facility is determined by reference to a borrowing base which is based on the sum of a percentage of eligible accounts receivable and eligible inventory of the Borrowers. $10.0 million in availability is blocked unless the Borrowers have achieved for the most recently ended four fiscal quarter periods a consolidated fixed charge coverage ratio of at least 1.25 to 1.0 with domestic EBITDA greater than $10.0 million. The Borrowers are not currently subject to the availability block. The availability block, if applicable, will be reduced by the amount by which the borrowing base exceeds $25.0 million, up to a maximum reduction of $5.0 million. Availability under the Facility may be further reduced by certain reserves established by the Agent in its good faith credit judgment. The Second Amendment reduced the Lenders’ total commitment under the Loan Agreement from $55 million to $25 million and consequently availability was correspondingly reduced. As of July 31, 2013, total availability under the Facility, giving effect to an availability block of $0, no outstanding borrowings and the letters of credit outstanding under the subfacility, was $20.5 million.

The initial applicable margin for LIBOR rate loans was 4.25% and for base rate loans was 3.25%. After July 17, 2010, the applicable margins decreased or increased by 0.25% per annum from the initial applicable margins depending on whether average availability for the most recently completed fiscal quarter was either greater than $12.5 million, or was $5.0 million or less, respectively. The First Amendment reduced the applicable margins for both LIBOR rate loans and base rate loans by 1.25% and the Second Amendment further reduced the applicable margins by 0.75%. Accordingly, as of July 31, 2013 and based on current availability, the applicable margins were 2.00% and 1.00% for LIBOR and base rate loans, respectively.

After the date (the “Block Release Date”) when availability under the Facility is no longer subject to any blocked amount, if borrowing availability is less than $12.5 million, the Borrowers will be subject to a minimum fixed charge coverage ratio until such time as borrowing availability has been greater than $12.5 million for at least 90 consecutive days.

After the Block Release Date, cash dominion will be imposed if borrowing availability is less than $10.0 million and will continue until such time as borrowing availability has been greater than $10.0 million for at least 45 consecutive days. As of July 31, 2013, the Borrowers were not subject to cash dominion nor do the Borrowers expect to be subject to such a requirement in the foreseeable future.

The Loan Agreement contains additional affirmative and negative covenants binding on the Borrowers and their subsidiaries that are customary for asset based facilities, including, but not limited to, restrictions and limitations on the incurrence of debt for borrowed money and liens, dispositions of assets, capital expenditures, dividends and other payments in respect of equity interests, the making of loans and equity investments, prepayments of subordinated and certain other debt, mergers, consolidations, liquidations and dissolutions, and transactions with affiliates. The Loan Agreement permits Borrowers to pay distributions as dividends and make share repurchases up to an aggregate of $150.0 million (less the amount of any charitable donations made by the Company which are permitted up to an aggregate amount of $14 million) and make acquisitions up to an aggregate of $50.0 million, as long as, at the time of such transaction, either (A) Borrowers have cash assets of at least $60.0 million with no revolver loans outstanding, or (B) (i) the consolidated fixed charge coverage ratio is at least 1.25 to 1.00, (ii) availability is greater than $12.5 million and (iii) positive EBITDA plus repatriated cash dividends minus restricted payments are greater than $0. The Company, as of July 31, 2013, was in compliance with these financial covenants and, therefore, is permitted to pay dividends. The Company presently expects that it will be able to pay any dividends declared through the remaining term of the Facility.

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

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. As of July 31, 2013 and 2012, these lines of credit totaled 10.0 million Swiss francs for both periods, with dollar equivalents of $10.8 million and $10.2 million, respectively. As of July 31, 2013 and 2012, there were no borrowings against these lines. As of July 31, 2013, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $2.3 million in various foreign currencies.

The Company paid dividends of $0.10 per share or approximately $2.5 million for both of the six months ended July 31, 2013 and 2012, respectively. In addition to the $0.10 per share in the prior year period, the Company declared a special cash dividend of $0.50 per share or approximately $12.6 million.

On August 27, 2013, the Board approved an increase in the Company’s quarterly cash dividend to $0.08 for each share of the Company’s outstanding common stock and class A common stock. This dividend will be paid on September 20, 2013 to all shareholders of record as of the close of business on September 6, 2013. The decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

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

On March 20, 2013, the Board approved a share repurchase program under which the Company may purchase up to $50 million of its outstanding common shares from time to time, depending on market conditions, share price and other factors. This authorization expires on January 31, 2016, and the Company may purchase shares of its common stock through open market purchases, block trades or otherwise. The shares will be purchased primarily to mitigate the dilutive impact of equity grants during the course of the next few years. Therefore, the Company does not expect the share repurchase program to have a significant impact on the weighted average of shares outstanding. During the six months ended July 31, 2013, the Company repurchased a total of 98,633 shares of common stock at a total cost of approximately $3.3 million or an average of $33.56 per share, which included 12,000 shares repurchased from the Movado Group Foundation at a total cost of approximately $0.4 million or an average of $34.43 per share.

Cash at July 31, 2013 amounted to $151.5 million compared to $156.3 million at July 31, 2012. The decrease in cash is primarily the result of cash used for capital expenditures, the stock repurchase program and to pay dividends, partially offset by cash generated from operating activities.

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

As of July 31, 2013, the Company’s entire net forward contracts hedging portfolio consisted of 43.0 million Swiss francs equivalent for various expiry dates ranging through January 23, 2014 compared to a portfolio of 38.0 million Swiss francs equivalent for various expiry dates ranging through January 18, 2013, as of July 31, 2012. If the Company were to settle its Swiss franc forward contracts at July 31, 2013, the net result would be a gain of $0.5 million, net of tax of $0.3 million. The Company had no Swiss franc option contracts related to cash flow hedges as of July 31, 2013 and 2012, respectively.

The Board authorized the hedging of the Company’s Swiss franc denominated investment in its wholly-owned Swiss subsidiaries using purchase options under certain limitations. These hedges are treated as net investment hedges under the relevant accounting guidance regarding derivative instruments. As of July 31, 2013 and 2012, the Company did not hold a purchased option hedge portfolio related to net investment hedging.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under its hedging program, the Company can purchase various commodity derivative instruments, primarily future contracts. These derivatives are documented as qualified cash flow hedges, and gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. The Company did not hold any future contracts in its gold hedge portfolio related to cash flow hedges as of July 31, 2013 and 2012, thus any changes in the gold price will have an equal effect on the Company’s cost of sales.

Debt and Interest Rate Risk

The Company has the capability to have certain debt obligations with variable interest rates, which are based on LIBOR plus a fixed additional interest rate. The Company does not hedge these interest rate risks. As of July 31, 2013, the Company had no outstanding debt. For additional information concerning potential changes to future interest obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the six months ended July 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A Risk Factors

As of July 31, 2013, there have been no material changes to any of the risk factors previously reported in the Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 20, 2013, the Board approved a share repurchase program under which the Company may purchase up to $50 million of its outstanding common shares from time to time, depending on market conditions, share price and other factors. This authorization expires on January 31, 2016, and the Company may purchase shares of its common stock through open market purchases, block trades or otherwise. The shares will be purchased primarily to mitigate the dilutive impact of equity grants during the course of the next few years. Therefore, the Company does not expect the share repurchase program to have a significant impact on the weighted average of shares outstanding. During the three months ended July 31, 2013, the Company repurchased a total of 83,700 shares of common stock at a total cost of approximately $2.8 million or an average of $33.98 per share, which included 12,000 shares repurchased from the Movado Group Foundation at a total cost of approximately $0.4 million or an average of $34.43 per share.

There were no shares repurchased during the three months ended July 31, 2013 as a result of the surrender of shares in connection with the vesting of certain restricted stock awards or stock options. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

The following table summarizes information about the Company’s purchases for the three months ended July 31, 2013 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
May 1, 2013 – May 31, 2013	28,300	$31.83	28,300	$48,632,619
June 1, 2013 – June 30, 2013	30,700	$34.10	30,700	$47,585,648
July 1, 2013 – July 31, 2013	24,700	$36.27	24,700	$46,689,691
Total	83,700	$33.98	83,700	$46,689,691

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Movado Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2013 furnished with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income / (Loss); (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.*

* This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOVADO GROUP, INC. (Registrant)
Dated:	August 27, 2013	By:	/s/ Sallie A. DeMarsilis
Sallie A. DeMarsilis Senior Vice President, Chief Financial Officer and Principal Accounting Officer