Form 10-Q
period 2013-10-31
MOVADO GROUP INC
filed 2013-11-26
CIK 72573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2013

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

The number of shares outstanding of the registrant’s Common Stock and Class A Common Stock as of November 19, 2013 were 18,766,839 and 6,638,262, respectively.

MOVADO GROUP, INC.

Index to Quarterly Report on Form 10-Q

October 31, 2013

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	October 31, 2013	January 31, 2013	October 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$163,146	$167,889	$164,813
Trade receivables	123,215	64,300	107,138
Inventories	175,542	164,354	169,668
Other current assets	35,429	37,556	34,339
Total current assets	497,332	434,099	475,958

Property, plant and equipment, net	46,512	44,501	35,541
Deferred income taxes	21,881	22,749	26,863
Other non-current assets	29,266	25,013	24,009
Total assets	$594,991	$526,362	$562,371
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$36,620	$22,075	$29,770
Accrued liabilities	51,172	51,136	63,494
Deferred and current income taxes payable	15,272	275	12,842
Total current liabilities	103,064	73,486	106,106

Deferred and non-current income taxes payable	3,930	5,637	4,548
Other non-current liabilities	25,329	21,547	20,318
Total liabilities	132,323	100,670	130,972

Commitments and contingencies (Note 7)
Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 26,639,590, 26,440,975 and 26,399,239 shares issued, respectively	266	264	264
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,638,262, 6,632,967 and 6,632,967 shares issued and outstanding, respectively	66	66	66
Capital in excess of par value	163,907	159,696	158,912
Retained earnings	311,174	272,094	284,514
Accumulated other comprehensive income	103,974	102,271	96,110
Treasury Stock, 7,870,381, 7,634,649 and 7,708,527 shares, respectively, at cost	(119,312)	(110,701)	(111,569)
Total Movado Group, Inc. shareholders’ equity	460,075	423,690	428,297
Noncontrolling interests	2,593	2,002	3,102
Total equity	462,668	425,692	431,399
Total liabilities and equity	$594,991	$526,362	$562,371

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Net sales	$189,685	$160,202	$437,996	$381,884
Cost of sales	88,415	69,783	201,989	166,682
Gross profit	101,270	90,419	236,007	215,202
Selling, general and administrative	67,186	65,429	174,878	170,975
Operating income	34,084	24,990	61,129	44,227
Other income (Note 11)	—	—	1,526	—
Interest expense	(114)	(69)	(294)	(287)
Interest income	14	66	53	84
Income before income taxes	33,984	24,987	62,414	44,024
Provision for / (benefit from) income taxes (Note 8)	10,570	(9,866)	18,166	(5,744)
Net income	23,414	34,853	44,248	49,768
Less: Net income attributed to noncontrolling interests	395	380	564	604
Net income attributed to Movado Group, Inc.	$23,019	$34,473	$43,684	$49,164

Basic income per share:
Weighted basic average shares outstanding	25,495	25,304	25,528	25,204
Net income per share attributed to Movado Group, Inc.	$0.90	$1.36	$1.71	$1.95

Diluted income per share:
Weighted diluted average shares outstanding	25,842	25,710	25,855	25,598
Net income per share attributed to Movado Group, Inc.	$0.89	$1.34	$1.69	$1.92

Dividends declared per share	$0.08	$0.05	$0.18	$0.65

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Comprehensive income, net of taxes:
Net income including noncontrolling interests	$23,414	$34,853	$44,248	$49,768
Net unrealized gain on investments	97	38	210	14
Net change in hedging contracts	—	990	—	990
Foreign currency translation adjustments	5,813	11,439	1,520	(2,792)
Comprehensive income including noncontrolling interests	29,324	47,320	45,978	47,980
Less: Comprehensive income attributable to noncontrolling interests	444	488	591	628
Total comprehensive income attributable to Movado Group, Inc.	$28,880	$46,832	$45,387	$47,352

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended October 31,
	2013	2012
Cash flows from operating activities:
Net income including noncontrolling interests	$44,248	$49,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,693	8,036
Transactional losses	309	—
Write-down of inventories	1,871	1,777
Deferred income taxes	(872)	(19,088)
Stock-based compensation	2,699	2,065
Excess tax benefit from stock-based compensation	(583)	—
Gain on sale of an asset held for sale	(1,526)	—
Changes in assets and liabilities:
Trade receivables	(58,713)	(44,384)
Inventories	(12,787)	(8,758)
Other current assets	3,316	(2,648)
Accounts payable	14,432	(3,830)
Accrued liabilities	1,581	10,939
Income taxes payable	15,563	12,349
Other non-current assets	(4,360)	(2,465)
Other non-current liabilities	2,745	2,029
Net cash provided by operating activities	16,616	5,790
Cash flows from investing activities:
Capital expenditures	(11,895)	(6,524)
Trademarks	(225)	(251)
Proceeds from sale of an asset held for sale	2,196	—
Net cash (used in) investing activities	(9,924)	(6,775)
Cash flows from financing activities:
Stock options exercised and other changes	(249)	1,695
Excess tax benefit from stock-based compensation	583	—
Dividends paid	(4,604)	(16,345)
Distribution of noncontrolling interest earnings	—	(234)
Stock repurchase	(7,450)	—
Net cash (used in) financing activities	(11,720)	(14,884)

Effect of exchange rate changes on cash and cash equivalents	285	(1,519)
Net (decrease) in cash and cash equivalents	(4,743)	(17,388)
Cash and cash equivalents at beginning of period	167,889	182,201
Cash and cash equivalents at end of period	$163,146	$164,813

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

BASIS OF PRESENTATION

The accompanying interim unaudited consolidated financial statements have been prepared by Movado Group, Inc. (the “Company”) in a manner consistent with that used in the preparation of the annual audited consolidated financial statements included in the Company’s fiscal 2013 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial position and results of operations for the periods presented. The consolidated balance sheet data at January 31, 2013 is derived from the audited annual financial statements, which are included in the Company’s Annual Report on Form 10-K and should be read in connection with these interim unaudited financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of October 31, 2013 (in thousands):

	Fair Value at October 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$496	$—	$—	$496
SERP assets – employer	1,329	—	—	1,329
SERP assets – employee	19,999	—	—	19,999
Hedge derivatives	—	1,391	—	1,391
Total	$21,824	$1,391	$—	$23,215
Liabilities:
SERP liabilities – employee	$19,999	$—	$—	$19,999
Hedge derivatives	—	93	—	93
Total	$19,999	$93	$—	$20,092

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

NOTE 2 – EQUITY

The components of equity for the nine months ended October 31, 2013 and 2012 are as follows (in thousands):

	Movado Group, Inc. Shareholders’ Equity
	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance, January 31, 2013	$264	$66	$159,696	$272,094	$(110,701)	$102,271	$2,002	$425,692
Net income				43,684			564	44,248
Dividends declared				(4,604)				(4,604)
Stock repurchase					(7,450)			(7,450)
Stock options exercised, net of tax benefit of $583	2		1,493		(1,161)			334
Supplemental executive retirement plan			19					19
Stock-based compensation expense			2,699					2,699
Net unrealized gain on investments, net of tax						210		210
Foreign currency translation adjustment (1)						1,493	27	1,520
Balance, October 31, 2013	$266	$66	$163,907	$311,174	$(119,312)	$103,974	$2,593	$462,668

	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance, January 31, 2012	$261	$66	$153,331	$251,695	$(111,909)	$97,922	$2,708	$394,074
Net income				49,164			604	49,768
Dividends declared				(16,345)				(16,345)
Distribution of noncontrolling interest earnings							(234)	(234)
Stock options exercised, net of tax	3		2,671		(1,099)			1,575
Supplemental executive retirement plan			120					120
Stock-based compensation expense			2,065					2,065
Net unrealized gain on investments, net of tax						14		14
Net change in hedging contracts, net of tax						990		990
Stock donation			725		1,439			2,164
Foreign currency translation adjustment (1)						(2,816)	24	(2,792)
Balance, October 31, 2012	$264	$66	$158,912	$284,514	$(111,569)	$96,110	$3,102	$431,399

(1)	The currency translation adjustment is not adjusted for income taxes to the extent that they relate to permanent investments in international subsidiaries.

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

The Company divides its business into two major geographic locations: United States operations, and International, the latter of which includes the results of all other Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s international operations were principally conducted in Europe, the Americas (excluding the United States), the Middle East and Asia and accounted for 19.5%, 9.6%, 7.2% and 7.2%, respectively, of the Company’s total net sales for the three months ended October 31, 2013. For the three months ended October 31, 2012, the Company’s international operations were principally conducted in Europe, the Americas (excluding the United States), Asia and the Middle East and accounted for 20.0%, 11.5%, 7.7% and 6.4%, respectively, of the Company’s total net sales.

The Company’s international operations were principally conducted in Europe, the Americas (excluding the United States), the Middle East and Asia and accounted for 19.4%, 10.6%, 8.0% and 7.8%, respectively, of the Company’s total net sales for the nine months ended October 31, 2013. For the nine months ended October 31, 2012, the Company’s international operations were principally conducted in Europe, the Americas (excluding the United States), Asia and the Middle East and accounted for 19.8%, 12.5%, 9.0% and 6.9%, respectively, of the Company’s total net sales. Substantially all of the Company’s international assets are located in Switzerland.

Operating Segment Data for the Three Months Ended October 31, 2013 and 2012 (in thousands):

	Net Sales		Operating Income
	2013	2012	2013	2012
Wholesale	$174,946	$147,280	$31,056	$22,756
Retail	14,739	12,922	3,028	2,234
Consolidated total	$189,685	$160,202	$34,084	$24,990

Operating Segment Data for the Nine Months Ended October 31, 2013 and 2012 (in thousands):

	Net Sales		Operating Income
	2013	2012	2013	2012
Wholesale	$398,677	$345,252	$54,062	$37,665
Retail	39,319	36,632	7,067	6,562
Consolidated total	$437,996	$381,884	$61,129	$44,227

	Total Assets
	October 31, 2013	January 31, 2013	October 31, 2012
Wholesale	$574,047	$507,672	$542,588
Retail	20,944	18,690	19,783
Consolidated total	$594,991	$526,362	$562,371

Geographic Location Data for the Three Months Ended October 31, 2013 and 2012 (in thousands):

	Net Sales		Operating Income
	2013	2012	2013	2012
United States	$107,214	$87,231	$12,300	$3,972
International	82,471	72,971	21,784	21,018
Consolidated total	$189,685	$160,202	$34,084	$24,990

United States and International net sales are net of intercompany sales of $104.1 million and $93.2 million for the three months ended October 31, 2013 and 2012, respectively.

Geographic Location Data for the Nine Months Ended October 31, 2013 and 2012 (in thousands):

	Net Sales		Operating Income / (Loss)
	2013	2012	2013	2012
United States	$237,612	$198,032	$14,821	$(3,529)
International	200,384	183,852	46,308	47,756
Consolidated total	$437,996	$381,884	$61,129	$44,227

United States and International net sales are net of intercompany sales of $258.5 million and $211.5 million for the nine months ended October 31, 2013 and 2012, respectively.

	Total Assets
	October 31, 2013	January 31, 2013	October 31, 2012
United States	$261,463	$208,273	$248,062
International	333,528	318,089	314,309
Consolidated total	$594,991	$526,362	$562,371

	Long-Lived Assets
	October 31, 2013	January 31, 2013	October 31, 2012
United States	$25,064	$26,682	$26,010
International	21,448	17,819	9,531
Consolidated total	$46,512	$44,501	$35,541

NOTE 4 – INVENTORIES

Inventories consisted of the following (in thousands):

	October 31, 2013	January 31, 2013	October 31, 2012
Finished goods	$110,247	$101,830	$104,531
Component parts	56,665	53,061	55,892
Work-in-process	8,630	9,463	9,245
	$175,542	$164,354	$169,668

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

Availability under the Facility is determined by reference to a borrowing base which is based on the sum of a percentage of eligible accounts receivable and eligible inventory of the Borrowers. $10.0 million in availability is blocked unless the Borrowers have achieved for the most recently ended four fiscal quarter periods a consolidated fixed charge coverage ratio of at least 1.25 to 1.0 with domestic EBITDA greater than $10.0 million. The Borrowers are not currently subject to the availability block. The availability block, if applicable, will be reduced by the amount by which the borrowing base exceeds $25.0 million, up to a maximum reduction of $5.0 million. Availability under the Facility may be further reduced by certain reserves established by the Agent in its good faith credit judgment. The Second Amendment reduced the Lenders’ total commitment under the Loan Agreement from $55 million to $25 million and consequently availability was correspondingly reduced. As of October 31, 2013, total availability under the Facility, giving effect to an availability block of $0, no outstanding borrowings and the letters of credit outstanding under the subfacility, was $20.4 million.

The initial applicable margin for LIBOR rate loans was 4.25% and for base rate loans was 3.25%. After July 17, 2010, the applicable margins decreased or increased by 0.25% per annum from the initial applicable margins depending on whether average availability for the most recently completed fiscal quarter was either greater than $12.5 million, or was $5.0 million or less, respectively. The First Amendment reduced the applicable margins for both LIBOR rate loans and base rate loans by 1.25% and the Second Amendment further reduced the applicable margins by 0.75%. Accordingly, as of October 31, 2013 and based on current availability, the applicable margins were 2.00% and 1.00% for LIBOR and base rate loans, respectively.

After the date (the “Block Release Date”) when availability under the Facility is no longer subject to any blocked amount, if borrowing availability is less than $12.5 million, the Borrowers will be subject to a minimum fixed charge coverage ratio until such time as borrowing availability has been greater than $12.5 million for at least 90 consecutive days.

After the Block Release Date, cash dominion will be imposed if borrowing availability is less than $10.0 million and will continue until such time as borrowing availability has been greater than $10.0 million for at least 45 consecutive days. As of October 31, 2013, the Borrowers were not subject to cash dominion nor do the Borrowers expect to be subject to such a requirement in the foreseeable future.

The Loan Agreement contains additional affirmative and negative covenants binding on the Borrowers and their subsidiaries that are customary for asset based facilities, including, but not limited to, restrictions and limitations on the incurrence of debt for borrowed money and liens, dispositions of assets, capital expenditures, dividends and other payments in respect of equity interests, the making of loans and equity investments, prepayments of subordinated and certain other debt, mergers, consolidations, liquidations and dissolutions, and transactions with affiliates. The Loan Agreement permits Borrowers to pay distributions as dividends and make share repurchases up to an aggregate of $150.0 million (less the amount of any charitable donations made by the Company which are permitted up to an aggregate amount of $14 million) and make acquisitions up to an aggregate of $50.0 million, as long as, at the time of such transaction, either (A) Borrowers have cash assets of at least $60.0 million with no revolver loans outstanding, or (B) (i) the consolidated fixed charge coverage ratio is at least 1.25 to 1.00, (ii) availability is greater than $12.5 million and (iii) positive EBITDA plus repatriated cash dividends minus restricted payments are greater than $0. The Company, as of October 31, 2013, was in compliance with these financial covenants and, therefore, is permitted to pay dividends. The Company presently expects that it will be able to pay any dividends declared through the remaining term of the Facility.

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

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. As of October 31, 2013 and 2012, these lines of credit totaled 10.0 million Swiss francs for both periods, with dollar equivalents of $11.0 million and $10.7 million, respectively. As of October 31, 2013 and 2012, there were no borrowings against these lines. As of October 31, 2013, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $1.8 million in various foreign currencies.

NOTE 6 – EARNINGS PER SHARE

The Company presents net income per share on a basic and diluted basis. Basic earnings per share are computed using weighted-average shares outstanding during the period. Diluted earnings per share are computed using the weighted-average number of shares outstanding adjusted for dilutive common stock equivalents.

The weighted-average number of shares outstanding for basic earnings per share was 25,495,000 and 25,304,000 for the three months ended October 31, 2013 and 2012, respectively. For the three months ended October 31, 2013 and 2012, respectively, the number of shares outstanding for diluted earnings per share was increased by 347,000 and 406,000, due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans and SERP.

For the three months ended October 31, 2013 and October 31, 2012, approximately 348 and 332,000 of potentially dilutive common stock equivalents, respectively, were excluded from the computation of dilutive earnings per share because their effect would have been antidilutive.

The weighted-average number of shares outstanding for basic earnings per share was 25,528,000 and 25,204,000 for the nine months ended October 31, 2013 and 2012, respectively. For the nine months ended October 31, 2013 and 2012, respectively, the number of shares outstanding for diluted earnings per share was increased by 327,000 and 394,000, due to potentially dilutive common stock equivalents issuable under the Company's stock compensation plans and SERP.

For the nine months ended October 31, 2013 and October 31, 2012, approximately 79,000 and 258,000 of potentially dilutive common stock equivalents, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

As of October 31, 2013, one bank in the domestic bank group had issued five irrevocable standby letters of credit in connection with a trademark license agreement, retail and operating facility leases to various landlords, for the administration of the Movado boutique private-label credit card and Canadian payroll to the Royal Bank of Canada. As of October 31, 2013, the Company had outstanding letters of credit totaling $4.6 million with expiration dates through June 3, 2014.

As of October 31, 2013, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $1.8 million in various foreign currencies.

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

NOTE 8 – INCOME TAXES

The Company recorded a tax expense of $10.6 million for the three months ended October 31, 2013, compared to a tax benefit of $9.9 million for the three months ended October 31, 2012. The three months ended October 31, 2012 included a tax benefit of $19.4 attributable to the reversal of a majority of the valuation allowance on the U.S. net deferred tax assets. The effective tax rate for the three month period ended October 31, 2013 was 31.1%. The effective tax rate for the three month period ended October 31, 2012 was -39.5%.

The Company recorded a tax expense of $18.2 million for the nine months ended October 31, 2013, compared to a tax benefit of $5.7 million for the nine months ended October 31, 2012. The nine months ended October 31, 2012 included a tax benefit of $19.4 attributable to the reversal of a majority of the valuation allowance on the U.S. net deferred tax assets. The effective tax rate for the nine month period ended October 31, 2013 was 29.1%. The effective tax rate for the nine month period ended October 31, 2012 was   -13.0%.

During the nine months ended October 31, 2013, the Company recorded a $1.0 million tax benefit primarily related to the favorable changes in connection with domestic and foreign tax audits.

The increase in the effective tax rate for the three and nine months ended October 31, 2013 was primarily due to an increase in operating profits in higher taxing jurisdictions while the effective tax rate for the three months ended October 31, 2012 included a tax benefit of $19.4 million attributable to the reversal of a majority of the valuation allowance on the U.S. net deferred tax assets.

The effective tax rate for the three and nine months ended October 31, 2013 differs from the U.S. statutory tax rate primarily as a result of foreign profits being taxed in lower taxing jurisdictions partially offset by no tax benefit being realized on certain foreign net operating losses. The effective tax rate for the three and nine months ended October 31, 2012 differs from the U.S. statutory tax rate primarily as a result of the reversal of a majority of the valuation allowance on the U.S. net deferred tax assets.

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

The Company uses forward exchange contracts to offset its exposure to certain foreign currency receivables and liabilities. These forward contracts are not designated as qualified hedges and, therefore, changes in the fair value of these derivatives are recognized into cost of sales, thereby offsetting the current earnings effect of the related foreign currency receivables and liabilities.

All of the Company’s derivative instruments have liquid markets to assess fair value. The Company does not enter into any derivative instruments for trading purposes.

As of October 31, 2013, the Company’s entire net forward contracts hedging portfolio consisted of 51.0 million Swiss francs equivalent for various expiry dates ranging through April 23, 2014.

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for derivatives not designated as hedging instruments under the relevant guidance as of October 31, (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	2013 Fair Value	2012 Fair Value	Balance Sheet Location	2013 Fair Value	2012 Fair Value
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$1,391	$584	Accrued Liabilities	$93	$63
Total Derivative Instruments		$1,391	$584		$93	$63

As of October 31, 2013 and 2012, the balance of deferred net gains/losses on derivative financial instruments documented as cash flow hedges included in accumulated other comprehensive income (“AOCI”) was $0. The maximum length of time the Company hedges its exposure to the fluctuation in future cash flows for forecasted transactions is 24 months. For the three months and nine months ended October 31, 2013 and 2012, there were no reclassifications from AOCI to earnings.

For the three months and nine months ended October 31, 2013 and 2012, the Company recorded no charge related to its assessment of the effectiveness of its derivative hedge portfolio because it did not hold cash flow hedges in its portfolio. Changes in the contracts’ fair value due to spot-forward differences are excluded from the designated hedge relationship. The Company would record these transactions in the cost of sales in the Consolidated Statements of Operations.

NOTE—10 ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income consisted of the following:

(in thousands)

	Currency Translation Adjustments	Net Unrealized Gain on Investments	Accumulated Other Comprehensive Income
Balance, January 31, 2013	$102,220	$51	$102,271
Other comprehensive income before reclassifications	1,410	210	1,620
Amounts reclassified from accumulated other comprehensive income (1)	83	—	83
Net current-period other comprehensive income	1,493	210	1,703
As of October 31, 2013	$103,713	$261	$103,974

	Currency Translation Adjustments	Net Unrealized Gain on Investments	Net Unrealized (Loss) / Income On Hedging Contracts	Accumulated Other Comprehensive Income / (Loss)
Balance, January 31, 2012	$98,842	$69	$(989)	$97,922
Other comprehensive income / (loss) before reclassifications	(2,816)	14	990	(1,812)
Amounts reclassified from accumulated other comprehensive income / (loss)	—	—	—	—
Net current-period other comprehensive income / (loss)	(2,816)	14	990	(1,812)
As of October 31, 2012	$96,026	$83	$1	$96,110

(1)	Amounts reclassified to Selling, General and Administrative expenses. No amounts reclassified during the quarter.

NOTE 11 – OTHER INCOME

Other income for the nine months ended October 31, 2013 consisted of a $1.5 million pre-tax gain on the sale of a building. The Company received cash proceeds from the sale of $2.2 million in the first quarter of fiscal year 2014. Prior to the sale, the building had been classified as an asset held for sale in other current assets.

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

In September 2013, the Internal Revenue Service and the United State Treasury Department issued final tax regulations that provided guidance regarding the deduction and capitalization of expenditures related to tangible property.  The Company does not expect the final tax regulations to have a material impact on its financial statements.

NOTE 13 – TREASURY STOCK

On March 20, 2013, the Board approved a share repurchase program under which the Company may purchase up to $50 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. This authorization expires on January 31, 2016, and the Company may purchase shares of its common stock through open market purchases, block trades or otherwise. The shares will be purchased primarily to mitigate the dilutive impact of equity grants during the course of the next few years. Therefore, the Company does not expect the share repurchase program to have a significant impact on the weighted average of shares outstanding. During the nine months ended October 31, 2013, the Company repurchased a total of 198,733 shares of common stock at a total cost of approximately $7.5 million or an average of $37.49 per share, which included 12,000 shares repurchased from the Movado Group Foundation at a total cost of approximately $0.4 million or $34.43 average per share.

NOTE 14 – SUBSEQUENT EVENT

In calendar years 2010 through 2012, drawback claims were filed with U.S. Customs & Border Protection (“CBP”) to recover duty payments made by the Company in calendar years 2008 through 2011. The drawback claims concerned duty paid on watches that were subsequently exported from the United States.

A number of drawback claims filed on behalf of the Company were denied by CBP in calendar year 2012 and an administrative protest was filed requesting reconsideration of the denials. This protest was approved and as a result in the fourth quarter of fiscal 2014 the Company recorded a net pre-tax refund in the amount of $2.5 million. The Company does not anticipate receipt of any additional refunds related to this matter nor does the Company anticipate return of any of these refunds to CBP.

On November 13, 2013, the Company entered into an amendment dated as of November 13, 2013 (the "Third Amendment") to its amended and restated license agreement dated September 16, 2009 (as previously amended, the "License Agreement") with Tommy Hilfiger Licensing, LLC ("Licensor") pursuant to which Licensor agreed to license to the Company certain intellectual property, including the trademark TOMMY HILFIGER and related marks. The Third Amendment extends the term of the License Agreement for an additional five years and nine months through December 31, 2019; provides for an additional extension through December 31, 2024 upon the satisfaction of certain specified conditions; and establishes minimum annual sales levels and guaranteed minimum royalties for watches and for jewelry through 2024.

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

These risks and uncertainties, along with the risk factors discussed under Item 1A “Risk Factors” in the Company’s 2013 Annual Report on Form 10-K, should be considered in evaluating any forward-looking statements contained in this report or incorporated by reference herein. All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to the Company or any person acting on its behalf are qualified by the cautionary statements in this section. The Company undertakes no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements. These estimates and assumptions also affect the reported amounts of revenues and expenses. Estimates by their nature are based on judgments and available information. Therefore, actual results could materially differ from those estimates under different assumptions and conditions.

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

As of October 31, 2013, there have been no material changes to any of the critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

Recent Developments

On November 13, 2013, the Company entered into an amendment dated as of November 13, 2013 (the "Third Amendment") to its amended and restated license agreement dated September 16, 2009 (as previously amended, the "License Agreement") with Tommy Hilfiger Licensing, LLC ("Licensor") pursuant to which Licensor agreed to license to the Company certain intellectual property, including the trademark TOMMY HILFIGER and related marks. The Third Amendment extends the term of the License Agreement for an additional five years and nine months through December 31, 2019; provides for an additional extension through December 31, 2024 upon the satisfaction of certain specified conditions; and establishes minimum annual sales levels and guaranteed minimum royalties for watches and for jewelry through 2024.

On November 26, 2013, the Board approved the payment of a cash dividend of $0.08 for each share of the Company’s outstanding common stock and class A common stock. This dividend will be paid on December 20, 2013 to all shareholders of record as of the close of business on December 6, 2013. The decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

On August 27, 2013, the Board approved an increase in the Company’s quarterly cash dividend to $0.08 for each share of the Company’s outstanding common stock and class A common stock. This dividend was paid on September 20, 2013 to all shareholders of record as of the close of business on September 6, 2013.

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

On March 20, 2013, the Board also approved a share repurchase program under which the Company may purchase up to $50 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. This authorization expires on January 31, 2016, and the Company may purchase shares of its common stock through open market purchases, block trades or otherwise. The shares will be purchased primarily to mitigate the dilutive impact of equity grants during the course of the next few years. Therefore, the Company does not expect the share repurchase program to have a significant impact on the weighted average number of shares outstanding.

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

Results of operations for the three months ended October 31, 2013 as compared to the three months ended October 31, 2012

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Three Months Ended October 31,
	2013	2012
Wholesale:
United States	$92,475	$74,309
International	82,471	72,971
Total Wholesale	174,946	147,280
Retail	14,739	12,922
Net Sales	$189,685	$160,202

Net sales for the three months ended October 31, 2013 were $189.7 million, above the prior year by $29.5 million or 18.4%. For the period ended October 31, 2013, fluctuations in foreign currency exchange rates favorably impacted net sales by $1.8 million when compared to the prior year period.

Net sales for the three months ended October 31, 2013 in the wholesale segment were $174.9 million, above the prior year period by $27.7 million or 18.8%. The increase in net sales was driven by double digit percentage sales increases in both the United States and International locations of the wholesale segment.

Net sales for the three months ended October 31, 2013 in the United States location of the wholesale segment were $92.5 million, above the prior year period by $18.2 million or 24.4%, primarily driven by sales increases in the accessible luxury brand and licensed brand categories. Net sales in the accessible luxury category were above the prior year by $8.8 million, or 18.2%. The increase in sales in the accessible luxury category was primarily due to strong sell-through in the Company’s Movado brand distribution channels, which included higher sales of the Movado BOLD and Museum watch collections supported by the Company’s continued focus and investment in marketing and advertising. The increase in sales in the accessible luxury category was partially offset by a decrease in ESQ Movado brand sales, primarily due to the sell-in of the newly re-launched ESQ Movado brand, which occurred in the third quarter of fiscal 2013. The sales in the licensed brand category were above the prior year period by $8.5 million, or 36.6%, primarily due to higher sales of Coach watches as a result of the repositioning of the Coach watch brand into the fashion watch category. Also contributing to the increase were sales of the Company’s newly introduced Scuderia Ferrari watch line and the strong sell-through of certain other licensed brands. The luxury brand category recorded a net sales increase of $0.7 million when compared to the prior year period, primarily due to higher promotional sales.

Net sales for the three months ended October 31, 2013 in the International location of the wholesale segment were $82.5 million, above the prior year period by $9.5 million or 13.0%, primarily driven by a sales increase in the licensed brand category.  Net sales in the licensed brand category were above the prior year period by $11.1 million, or 23.1%, primarily due to the introduction of the Scuderia Ferrari watch line.  Also contributing to the increase were higher sales of Coach watches as a result of the repositioning of the Coach watch brand into the fashion watch category, as well as geographic expansion.  Net sales in the luxury category were below the prior year period by $1.2 million, or 12.7%.  Net sales in the accessible luxury category were relatively flat compared to the prior year period.  For the three months ended October 31, 2013, fluctuations in foreign currency exchange rates favorably impacted net sales by $1.8 million when compared to the prior year period.

Net sales for the three months ended October 31, 2013 in the retail segment were $14.7 million, above prior year period by $1.8 million or 14.1%.  As of October 31, 2013, the Company operated 34 outlet stores and as of October 31, 2012, the Company operated 33 outlet stores.

Gross Profit. Gross profit for the three months ended October 31, 2013 was $101.3 million or 53.4% of net sales as compared to $90.4 million or 56.4% of net sales for the three months ended October 31, 2012. The increase in gross profit of $10.9 million was primarily due to the increase in sales year-over-year, partially offset by a lower gross margin percentage. The gross margin percentage for the three months ended October 31, 2013 was unfavorably impacted by approximately 290 basis points related to a shift in channel and product mix and approximately 50 basis points resulting from the unfavorable impact of fluctuations in foreign currency exchange rates, partially offset by approximately 40 basis points resulting from leverage gained on certain fixed costs due to the increase in sales volume year-over-year.

Selling, General and Administrative (“SG&A”). SG&A expenses for the three months ended October 31, 2013 were $67.2 million, representing an increase from the prior year period of $1.8 million or 2.7%. The increase in SG&A expense included higher marketing expenses of $3.0 million and higher trade show expenses of $1.3 million, primarily related to the Baselworld Watch and Jewelry

Show. Also included in the increase in SG&A expenses were the recovery of bad debts of $0.7 million in the prior year period related to settlements with certain customers, higher depreciation and amortization of $0.4 million and higher selling related expenses of $0.3 million.  These increases in SG&A expenses were partially offset by a $3.0 million charitable contribution to the Movado Group Foundation, made in the prior year period.  These increases in SG&A expenses were also partially offset by lower compensation and benefit expense of $1.1 million resulting primarily from a lower accrual for performance-based compensation and lower expense related to separation agreements.

Wholesale Operating Income. Operating income of $31.1 million and $22.8 million, which included unallocated corporate expenses, was recorded in the Wholesale segment for the three months ended October 31, 2013 and 2012, respectively. The $8.3 million increase in operating income was the net result of an increase in gross profit of $9.9 million, partially offset by an increase in SG&A expenses of $1.6 million. The increase in gross profit of $9.9 million was primarily due to higher net sales, partially offset by lower gross margin percentage achieved. The increase in SG&A expense included higher marketing expense of $3.0 million and higher trade show expenses of $1.3 million, primarily related to the Baselworld Watch and Jewelry Show. Also included in the increase in SG&A expenses were the recovery of bad debts of $0.7 million in the prior year period related to settlements with certain customers, higher depreciation and amortization of $0.4 million and higher selling related expenses of $0.3 million.  These SG&A expenses for the fiscal 2013 period included a $3.0 million charitable contribution to the Movado Group Foundation, which did not reoccur in fiscal 2014.  The increases in SG&A expenses were also partially offset by lower compensation and benefit expense of $1.0 million resulting primarily from a lower accrual for performance-based compensation and lower expense related to separation agreements.

U.S. Wholesale Operating Income. Operating income of $9.3 million and $1.7 million, which included unallocated corporate expenses, was recorded in the United States location of the Wholesale segment for the three months ended October 31, 2013 and 2012, respectively. The increase in income of $7.6 million was due to higher gross profit of $6.2 million and a decrease in SG&A expenses of $1.4 million. The increase in gross profit of $6.2 million was primarily due to higher net sales, partially offset by a lower gross margin percentage achieved. The decrease in SG&A expense was the result of a $3.0 million charitable contribution made to the Movado Group Foundation in the prior year period that did not reoccur in fiscal 2014 and lower compensation and benefit expense of $0.2 million resulting primarily from a lower accrual for performance-based compensation.  These decreases were partially offset by higher marketing expense of $1.2 million and the recovery of bad debts of $0.6 million in the prior year period related to settlements with certain customers.

International Wholesale Operating Income. Operating income of $21.8 million and $21.0 million was recorded in the International location of the Wholesale segment for the three months ended October 31, 2013 and 2012, respectively. The increase in operating income of $0.8 million was due to a higher gross profit of $3.8 million, partially offset by an increase in SG&A expenses of $3.0 million. The increase in gross profit of $3.8 million was primarily due to higher net sales, partially offset by a lower gross margin percentage achieved. The increase in SG&A expenses of $3.0 million included higher marketing expense of $1.8 million and higher trade show expenses of $1.3 million, primarily related to the Baselworld Watch and Jewelry Show. Also included in the increase in SG&A expenses were higher depreciation and amortization of $0.4 million, partially offset by lower compensation and benefit expenses of $0.8 million resulting primarily from a lower accrual for performance-based compensation and lower expense related to separation agreements.

Retail Operating Income. Operating income of $3.0 million and $2.2 million was recorded in the retail segment for the three months ended October 31, 2013 and 2012, respectively. The $0.8 million increase in operating income was due to a higher gross profit of $1.0 million, partially offset by an increase in SG&A expenses of $0.2 million. The increase in gross profit of $1.0 million was primarily due to higher net sales, partially offset by a lower gross margin percentage achieved.  The increase in SG&A expenses of $0.2 million was primarily due to higher compensation and benefit expenses in the current period related to the opening of a new store.

Interest Expense. Interest expense for both the three months ended October 31, 2013 and 2012 was $0.1 million, which primarily consisted of the amortization of deferred financing costs.

Interest Income. Interest income for both the three months ended October 31, 2013 and 2012 was immaterial.

Income Taxes. The Company recorded a tax expense of $10.6 million for the three months ended October 31, 2013, compared to a benefit of $9.9 million for the three months ended October 31, 2012. The three months ended October 31, 2012 included a tax benefit of $19.4 attributable to the reversal of a majority of the valuation allowance on the U.S. net deferred tax assets. The effective tax rate for the three month period ended October 31, 2013 was 31.1%. The effective tax rate for the three month period ended October 31, 2012 was -39.5%.

The increase in the effective tax rate for the three months ended October 31, 2013 was due primarily to an increase in operating profits in higher taxing jurisdictions while the effective tax rate for the three months ended October 31, 2012 included a tax benefit of $19.4 million attributable to the reversal of a majority of the valuation allowance on the U.S. net deferred tax assets.

The effective tax rate for the three months ended October 31, 2013 differs from the U.S. statutory tax rate primarily as a result of foreign profits being taxed in lower taxing jurisdictions partially offset by no tax benefit being realized on certain foreign net operating losses. The effective tax rate for the three months ended October 31, 2012 differs from the U.S. statutory tax rate primarily as a result of the reversal of a majority of the valuation allowance on the U.S. net deferred tax assets.

The Company bases its estimate of deferred tax assets and liabilities on current tax laws and rates as well as expected future income. The realization of deferred tax assets depends on the Company’s ability to generate future income. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In the third quarter of fiscal 2010 the Company determined that it was appropriate to record a full valuation allowance against its net deferred tax assets in the United States, primarily due to the Company’s domestic loss position in the years leading up to that time. In the third quarter of fiscal 2013, the Company was no longer in a domestic loss position, and based on expectations of future income, the Company changed its judgment regarding the appropriateness of the level of allowance on the U.S. deferred tax assets, maintaining a valuation allowance only against state tax loss carry-forwards.

Net Income Attributed to Movado Group, Inc. The Company recorded net income of $23.0 million and $34.5 million for the three months ended October 31, 2013 and 2012, respectively.

Results of operations for the nine months ended October 31, 2013 as compared to the nine months ended October 31, 2012

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Nine Months Ended October 31,
	2013	2012
Wholesale:
United States	$198,293	$161,400
International	200,384	183,852
Total Wholesale	398,677	345,252
Retail	39,319	36,632
Net Sales	$437,996	$381,884

Net sales for the nine months ended October 31, 2013 were $438.0 million, above prior year by $56.1 million or 14.7%. For the period ended October 31, 2013, fluctuations in foreign currency exchange rates favorably impacted net sales by $2.2 million when compared to the prior year period.

Net sales for the nine months ended October 31, 2013 in the wholesale segment were $398.7 million, above the prior year period by $53.4 million or 15.5%. The increase in net sales was driven by higher sales in both the United States and International locations of the wholesale segment.

Net sales for the nine months ended October 31, 2013 in the United States location of the wholesale segment were $198.3 million, above the prior year period by $36.9 million or 22.9%, primarily driven by sales increases in the accessible luxury brand and licensed brand categories. Net sales in the accessible luxury category were above prior year by $22.0 million, or 21.8%. The increase in sales in the accessible luxury category was primarily due to strong sell-through in the Company’s Movado brand distribution channels, which included higher sales of the Movado BOLD and Museum watch collections supported by the Company’s continued focus and investment in marketing and advertising. The increase in sales in the accessible luxury category also was attributed to sales increases of the ESQ Movado brand primarily due to a $1.8 million sales reserve in the prior year, for anticipated returns of older ESQ by Movado watch styles.  The sales in the licensed brand category were above the prior year period by $13.2 million, or 25.0%, primarily due to higher sales of Coach watches as a result of the repositioning of the Coach watch brand into the fashion watch category. Also contributing to the increase were sales of the Company’s newly introduced Scuderia Ferrari watch line and the strong sell-through of certain other licensed brands.  Net sales increases were also recorded in the luxury category of $1.5 million when compared to the prior year period, primarily due to higher promotional sales.

Net sales for the nine months ended October 31, 2013 in the International location of the wholesale segment were $200.4 million, above the prior year period by $16.5 million or 9.0%, primarily driven by a sales increase in the licensed brand category.  Net sales in the licensed brand category were above the prior year period by $18.8 million, or 14.8%, primarily due to the introduction of the Scuderia Ferrari watch line and higher sales of Coach watches as a result of the repositioning of the Coach watch brand into the fashion watch category, as well as geographic expansion.  Net sales in the luxury category were below the prior year period by $0.6 million, or 2.8%.  Net sales in the accessible luxury category were relatively flat compared to the prior year period. For the nine months ended October 31, 2013, fluctuations in foreign currency exchange rates favorably impacted net sales by $2.2 million when compared to the prior year period.

Net sales for the nine months ended October 31, 2013 in the retail segment were $39.3 million, above the prior year period by $2.7 million or 7.3%, primarily due to the opening of new stores.

Gross Profit. Gross profit for the nine months ended October 31, 2013 was $236.0 million or 53.9% of net sales as compared to $215.2 million or 56.4% of net sales for the nine months ended October 31, 2012. The increase in gross profit of $20.8 million was primarily due to the increase in sales year-over-year, partially offset by a lower gross margin percentage.  The gross margin percentage for the nine months ended October 31, 2013 was unfavorably impacted by approximately 300 basis points related to a shift in channel and product mix, partially offset by approximately 50 basis points resulting from leverage gained on certain fixed costs due to the increase in sales volume year-over-year.

Selling, General and Administrative (“SG&A”). SG&A expenses for the nine months ended October 31, 2013 were $174.9 million, representing an increase from the prior year period of $3.9 million or 2.3%. The increase in SG&A expense included higher marketing expenses of $5.2 million and higher trade show expenses of $1.8 million, primarily related to the Baselworld Watch and Jewelry Show. Also contributing to the increase in SG&A expenses was a recovery of bad debts of $1.0 million in the prior year period due to settlements with certain customers, higher office related expenses of $0.5 million and higher rent related expenses of $0.4 million.  These increases in SG&A expenses were partially offset by a $3.0 million charitable contribution to the Movado Group Foundation, made in the prior year. These increases in SG&A expenses were also partially offset by lower compensation and benefit expense of $2.6 million resulting primarily from a lower accrual for performance-based compensation and lower expense related to separation agreements.

Wholesale Operating Income. Operating income of $54.0 million and $37.7 million, which included unallocated corporate expenses, was recorded in the Wholesale segment for the nine months ended October 31, 2013 and 2012, respectively. The $16.4 million increase in operating income was the net result of an increase in gross profit of $19.7 million, partially offset by an increase in SG&A expenses of $3.3 million. The increase in gross profit of $19.7 million was primarily due to higher net sales, partially offset by a lower gross margin percentage achieved. The increase in SG&A expense included higher marketing expense of $5.2 million and higher trade show expenses of $1.8 million, primarily related to the Baselworld Watch and Jewelry Show. Also contributing to the increase in SG&A expenses was a recovery of bad debts of $1.0 million in the prior year period due to settlements with certain customers, higher office related expenses of $0.5 million and higher rent related expenses of $0.2 million.  SG&A expenses for the fiscal 2013 period included a $3.0 million charitable contribution to the Movado Group Foundation, which did not reoccur in fiscal 2014. The increases in SG&A expenses were also partially offset by lower compensation and benefit expense of $2.4 million resulting primarily from a lower accrual for performance-based compensation and lower expense related to separation agreements.

U.S. Wholesale Operating Income / Loss. Operating income of $7.7 million and operating loss of $10.1 million, which included unallocated corporate expenses, was recorded in the United States location of the Wholesale segment for the nine months ended October 31, 2013 and 2012, respectively. The increase in income of $17.8 million was due to higher gross profit of $16.2 million and a decrease in SG&A expenses of $1.6 million. The increase in gross profit of $16.2 million was primarily due to higher net sales. The decrease in SG&A expenses of $1.6 million was primarily attributed to a $3.0 million charitable contribution to the Movado Group Foundation, made in the prior year that did not reoccur in fiscal 2014 and due to a lower accrual for performance-based compensation of $1.2 million.  These decreases in SG&A expenses were partially offset by higher marketing expense of $2.2 million and the recovery of bad debts of $0.7 million in the prior year period due to settlements with certain customers.

International Wholesale Operating Income. Operating income of $46.3 million and $47.8 million was recorded in the International location of the Wholesale segment for the nine months ended October 31, 2013 and 2012, respectively. The decrease in operating income of $1.5 million was due to higher SG&A expenses of $4.9 million, partially offset by higher gross profit of $3.6 million. The increase in SG&A expenses of $4.9 million was primarily attributed to higher marketing expense of $3.1 million, higher tradeshow expense of $1.8 million, the recovery of bad debts of $0.3 million in the prior year period due to settlements with certain customers and higher rent related expenses of $0.2 million. These increased SG&A expenses were partially offset by lower compensation and benefit expenses of $1.2 million. The increase in gross profit of $3.6 million was primarily due to higher net sales, partially offset by lower gross margin percentage achieved.

Retail Operating Income. Operating income of $7.1 million and $6.6 million was recorded in the retail segment for the nine months ended October 31, 2013 and 2012, respectively. The $0.5 million increase in operating income was the result of an increase in gross profit of $1.1 million, partially offset by an increase in SG&A expenses of $0.6 million.  The increase in gross profit of $1.1 million was primarily due to higher net sales, partially offset by a lower gross margin percentage achieved.  The increase in SG&A expenses of $0.6 million was primarily due to higher compensation, benefit expenses and occupancy expenses related to the opening of a new store in the current period.

Other Income. Other income for the nine months ended October 31, 2013 consisted of a $1.5 million pre-tax gain on the sale of a building. The Company received cash proceeds from the sale of $2.2 million in the first quarter of fiscal year 2014. Prior to the sale, the building had been classified as an asset held for sale in other current assets.

Interest Expense. Interest expense for both the nine months ended October 31, 2013 and 2012 was $0.3 million, which primarily consisted of the amortization of deferred financing costs.

Interest Income. Interest income for both the nine months ended October 31, 2013 and 2012 was immaterial.

Income Taxes. The Company recorded a tax expense of $18.2 million for the nine months ended October 31, 2013, compared to a tax benefit of $5.7 million for the nine months ended October 31, 2012. The nine months ended October 31, 2012 included a tax benefit of $19.4 attributable to the reversal of a majority of the valuation allowance on the U.S. net deferred tax assets. The effective tax rate for the nine month period ended October 31, 2013 was 29.1%. The effective tax rate for the nine month period ended October 31, 2012 was -13.0%.

During the nine months ended October 31, 2013, the Company recorded a $1.0 million tax benefit primarily related to the favorable changes in connection with domestic and foreign tax audits.

The increase in the effective tax rate for the nine months ended October 31, 2013 was due to accounting for valuation allowances in the prior year period offset by the $1.0 million tax benefit primarily related to the favorable changes in connection with domestic and foreign tax audits, while the effective tax rate for the nine months ended October 31, 2012 included a tax benefit of $19.4 million attributable to the reversal of a majority of the valuation allowance on the U.S. net deferred tax assets.

The effective tax rate for the nine months ended October 31, 2013 differs from the U.S. statutory tax rate primarily as a result of foreign profits being taxed in lower taxing jurisdictions partially offset by no tax benefit being realized on certain foreign net operating losses. The effective tax rate for the nine months ended October 31, 2012 differs from the U.S. statutory tax rate primarily as a result of the reversal of a majority of the valuation allowance on the U.S. net deferred tax assets.

Net Income Attributed to Movado Group, Inc. The Company recorded net income of $43.7 million and $49.2 million for the nine months ended October 31, 2013 and 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2013 and October 31, 2012 the Company had $163.1 million and $164.8 million of cash and cash equivalents, $136.9 million and $124.8 million of which consisted of cash and cash equivalents at the Company’s foreign subsidiaries, respectively. The majority of the foreign cash balances are associated with earnings that the Company has asserted are permanently reinvested, and which are required to support continued growth outside the U.S. through funding of capital expenditures, operating expenses and similar cash needs of the foreign operations. The Company has previously provided for $12.7 million of earnings that have not yet been repatriated.

Cash provided by operating activities was $16.6 million and $5.8 million for nine months ended October 31, 2013 and 2012, respectively. The $16.6 million of cash provided by operating activities for the nine months ended October 31, 2013, was primarily due to net income for the period of $44.2 million and favorable non-cash items of $10.6 million, partially offset by the change in working capital of $36.6 million. The change in working capital of $36.6 million was primarily due to an increase in receivables primarily due to increased sales and an increase in inventory primarily related to an inventory build in anticipation of the holiday selling season in the second half of the current fiscal year, partially offset by an increase in income taxes payable and an increase in accounts payable related to the build of inventory. The $5.8 million of cash provided by operating activities for the fiscal 2013 period was primarily due to income from operations of $49.8 million, partially offset by the change in working capital of $36.3 million and unfavorable non-cash items of $7.2 million.

Cash used in investing activities amounted to $9.9 million and $6.8 million for the nine months ended October 31, 2013 and 2012, respectively. The cash used in the nine months ended October 31, 2013, consisted of capital expenditures of $11.9 million, primarily related to the construction of Basel Fair booths, office improvements, retail store renovations and construction of shop in shops at some of the Company’s wholesale customers. These current period expenditures were partially offset by proceeds of $2.2 million received from the sale of a building held for sale. The cash used in the nine months ended October 31, 2012, consisted of capital expenditures of $6.5 million, primarily related to the integration of computer hardware and software, office improvements, retail store renovations, and spending on tooling and design.

Cash used in financing activities amounted to $11.7 million and $14.9 million for the nine months ended October 31, 2013 and 2012, respectively. Cash used in financing activities for both the nine months ended October 31, 2013 and 2012, was primarily to pay dividends. Cash used in financing activities for the nine months ended October 31, 2013 also included the result of stock option exercises for the year and the repurchase of the Company’s common stock. Cash used in financing activities for the nine months ended October 31, 2012, was partially offset by the result of stock option exercises for the year.

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

Availability under the Facility is determined by reference to a borrowing base which is based on the sum of a percentage of eligible accounts receivable and eligible inventory of the Borrowers. $10.0 million in availability is blocked unless the Borrowers have achieved for the most recently ended four fiscal quarter periods a consolidated fixed charge coverage ratio of at least 1.25 to 1.0 with domestic EBITDA greater than $10.0 million. The Borrowers are not currently subject to the availability block. The availability block, if applicable, will be reduced by the amount by which the borrowing base exceeds $25.0 million, up to a maximum reduction of $5.0 million. Availability under the Facility may be further reduced by certain reserves established by the Agent in its good faith credit judgment. The Second Amendment reduced the Lenders’ total commitment under the Loan Agreement from $55 million to $25 million and consequently availability was correspondingly reduced. As of October 31, 2013, total availability under the Facility, giving effect to an availability block of $0, no outstanding borrowings and the letters of credit outstanding under the subfacility, was $20.4 million.

The initial applicable margin for LIBOR rate loans was 4.25% and for base rate loans was 3.25%. After July 17, 2010, the applicable margins decreased or increased by 0.25% per annum from the initial applicable margins depending on whether average availability for the most recently completed fiscal quarter was either greater than $12.5 million, or was $5.0 million or less, respectively. The First Amendment reduced the applicable margins for both LIBOR rate loans and base rate loans by 1.25% and the Second Amendment further reduced the applicable margins by 0.75%. Accordingly, as of October 31, 2013 and based on current availability, the applicable margins were 2.00% and 1.00% for LIBOR and base rate loans, respectively.

After the date (the “Block Release Date”) when availability under the Facility is no longer subject to any blocked amount, if borrowing availability is less than $12.5 million, the Borrowers will be subject to a minimum fixed charge coverage ratio until such time as borrowing availability has been greater than $12.5 million for at least 90 consecutive days.

After the Block Release Date, cash dominion will be imposed if borrowing availability is less than $10.0 million and will continue until such time as borrowing availability has been greater than $10.0 million for at least 45 consecutive days. As of October 31, 2013, the Borrowers were not subject to cash dominion nor do the Borrowers expect to be subject to such a requirement in the foreseeable future.

The Loan Agreement contains additional affirmative and negative covenants binding on the Borrowers and their subsidiaries that are customary for asset based facilities, including, but not limited to, restrictions and limitations on the incurrence of debt for borrowed money and liens, dispositions of assets, capital expenditures, dividends and other payments in respect of equity interests, the making of loans and equity investments, prepayments of subordinated and certain other debt, mergers, consolidations, liquidations and dissolutions, and transactions with affiliates. The Loan Agreement permits Borrowers to pay distributions as dividends and make share repurchases up to an aggregate of $150.0 million (less the amount of any charitable donations made by the Company which are permitted up to an aggregate amount of $14 million) and make acquisitions up to an aggregate of $50.0 million, as long as, at the time of such transaction, either (A) Borrowers have cash assets of at least $60.0 million with no revolver loans outstanding, or (B) (i) the consolidated fixed charge coverage ratio is at least 1.25 to 1.00, (ii) availability is greater than $12.5 million and (iii) positive EBITDA plus repatriated cash dividends minus restricted payments are greater than $0. The Company, as of October 31, 2013, was in compliance with these financial covenants and, therefore, is permitted to pay dividends. The Company presently expects that it will be able to pay any dividends declared through the remaining term of the Facility.

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

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. As of October 31, 2013 and 2012, these lines of credit totaled 10.0 million Swiss francs for both periods, with dollar equivalents of $11.0 million and $10.7 million, respectively. As of October 31, 2013 and 2012, there were no borrowings against these lines. As of October 31, 2013, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount of $1.8 million in various foreign currencies.

The Company paid dividends of $0.18 per share or approximately $4.6 million for the nine months ended October 31, 2013.  The Company paid dividends of $0.65 per share or approximately $16.3 million for the nine months ended October 31, 2012.

On November 26, 2013, the Board approved the payment of a cash dividend of $0.08 for each share of the Company’s outstanding common stock and class A common stock. This dividend will be paid on December 20, 2013 to all shareholders of record as of the close of business on December 6, 2013. The decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

On August 27, 2013, the Board approved an increase in the Company’s quarterly cash dividend to $0.08 for each share of the Company’s outstanding common stock and class A common stock. This dividend was paid on September 20, 2013 to all shareholders of record as of the close of business on September 6, 2013.

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

On March 20, 2013, the Board approved a share repurchase program under which the Company may purchase up to $50 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. This authorization expires on January 31, 2016, and the Company may purchase shares of its common stock through open market purchases, block trades or otherwise. The shares will be purchased primarily to mitigate the dilutive impact of equity grants during the course of the next few years. Therefore, the Company does not expect the share repurchase program to have a significant impact on the weighted average of shares outstanding. During the nine months ended October 31, 2013, the Company repurchased a total of 198,733 shares of common stock at a total cost of approximately $7.5 million or an average of $37.49 per share, which included 12,000 shares repurchased from the Movado Group Foundation at a total cost of approximately $0.4 million or an average of $34.43 per share.

Cash and cash equivalents at October 31, 2013 amounted to $163.1 million compared to $164.8 million at October 31, 2012. The decrease in cash and cash equivalents is primarily the result of cash used for capital expenditures, and the stock repurchase program, partially offset by cash generated from operating activities.

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

In September 2013, the Internal Revenue Service and the United State Treasury Department issued final tax regulations that provided guidance regarding the deduction and capitalization of expenditures related to tangible property.  The Company does not expect the final tax regulations to have a material impact on its financial statements.

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

The Company uses forward exchange contracts to offset its exposure to certain foreign currency receivables and liabilities. These forward contracts are not designated as qualified hedges and, therefore, changes in the fair value of these derivatives are recognized into cost of sales, thereby offsetting the current earnings effect of the related foreign currency liabilities.

As of October 31, 2013, the Company’s entire net forward contracts hedging portfolio consisted of 51.0 million Swiss francs equivalent for various expiry dates ranging through April 23, 2014 compared to a portfolio of 39.0 million Swiss francs equivalent for various expiry dates ranging through April 19, 2013, as of October 31, 2012. If the Company were to settle its Swiss franc forward contracts at October 31, 2013, the net result would be a gain of $0.8 million, net of tax of $0.5 million. The Company had no Swiss franc option contracts related to cash flow hedges as of October 31, 2013 and 2012, respectively.

The Board authorized the hedging of the Company’s Swiss franc denominated investment in its wholly-owned Swiss subsidiaries using purchase options under certain limitations. These hedges are treated as net investment hedges under the relevant accounting guidance regarding derivative instruments. As of October 31, 2013 and 2012, the Company did not hold a purchased option hedge portfolio related to net investment hedging.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under its hedging program, the Company can purchase various commodity derivative instruments, primarily future contracts. These derivatives are documented as qualified cash flow hedges, and gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. The Company did not hold any future contracts in its gold hedge portfolio related to cash flow hedges as of October 31, 2013 and 2012, thus any changes in the gold price will have an equal effect on the Company’s cost of sales.

Debt and Interest Rate Risk

The Company has the capability to have certain debt obligations with variable interest rates, which are based on LIBOR plus a fixed additional interest rate. The Company does not hedge these interest rate risks. As of October 31, 2013, the Company had no outstanding debt. For additional information concerning potential changes to future interest obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the nine months ended October 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A Risk Factors

As of October 31, 2013, there have been no material changes to any of the risk factors previously reported in the Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 20, 2013, the Board approved a share repurchase program under which the Company may purchase up to $50 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. This authorization expires on January 31, 2016, and the Company may purchase shares of its common stock through open market purchases, block trades or otherwise. The shares will be purchased primarily to mitigate the dilutive impact of equity grants during the course of the next few years. Therefore, the Company does not expect the share repurchase program to have a significant impact on the weighted average of shares outstanding. During the three months ended October 31, 2013, the Company repurchased a total of 100,100 shares of common stock at a total cost of approximately $4.1 million or an average of $41.35 per share.

There were no shares repurchased during the three months ended October 31, 2013 as a result of the surrender of shares in connection with the vesting of certain restricted stock awards or stock options. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

The following table summarizes information about the Company’s purchases for the three months ended October 31, 2013 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
August 1, 2013 – August 31, 2013	25,100	$37.32	25,100	$45,753,072
September 1, 2013 – September 30, 2013	47,500	$42.32	47,500	$43,742,973
October 1, 2013 – October 31, 2013	27,500	$43.37	27,500	$42,550,221
Total	100,100	$41.35	100,100	$42,550,221

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Movado Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2013 furnished with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOVADO GROUP, INC. (Registrant)
Dated:	November 26, 2013	By:	/s/ Sallie A. DeMarsilis
Sallie A. DeMarsilis Senior Vice President, Chief Financial Officer and Principal Accounting Officer