Form 10-K
period 2014-01-31
MOVADO GROUP INC
filed 2014-03-28
CIK 72573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For fiscal year ended January 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 1-16497

MOVADO GROUP, INC.

(Exact name of registrant as specified in its charter)

New York	13-2595932
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Id entification No.)

650 From Road, Ste. 375 Paramus, New Jersey	07652-3556
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (201) 267-8000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common stock, par value $0.01 per share	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 31, 2013, was approximately $663,213,000 (based on the closing sale price of the registrant’s Common Stock on that date as reported on the New York Stock Exchange). For purposes of this computation, each share of Class A Common Stock is assumed to have the same market value as one share of Common Stock into which it is convertible and only shares of stock held by directors and executive officers were excluded.

The number of shares outstanding of the registrant’s Common Stock and Class A Common Stock as of March 19, 2014, were 18,616,238 and 6,638,262, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to registrant’s 2014 annual meeting of shareholders (the “Proxy Statement”) are incorporated by reference in Part III hereof.

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

Movado Group designs, sources, markets and distributes fine watches. Its portfolio of brands is currently comprised of Coach® Watches, Concord®, Ebel®, ESQ® Movado, Scuderia Ferrari® Watches, HUGO BOSS® Watches, Juicy Couture® Watches, Lacoste® Watches, Movado®, and Tommy Hilfiger® Watches. The Company is a leader in the design, development, marketing and distribution of watch brands sold in almost every major category comprising the watch industry.

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

The Company is highly selective in its licensing strategy and chooses to enter into long-term agreements with only powerful brands that are leaders in their respective businesses.

The following table sets forth the brands licensed by the Company and the year in which the Company launched each licensed brand for watches.

Brand	Licensor	Calendar Year Launched

ESQ Movado	Hearst Communication, Inc.	1992

Coach	Coach, Inc.	1999

Tommy Hilfiger	Tommy Hilfiger Licensing LLC	2001

HUGO BOSS	HUGO BOSS Trade Mark Management GmbH & Co	2006

Juicy Couture	ABG Juicy Couture, LLC	2007

Lacoste	Lacoste S.A., Sporloisirs S.A. and Lacoste Alligator S.A.	2007

Scuderia Ferrari	Ferrari Brand S.p.A.	2013

The Company’s common stock is traded on the NYSE under the trading symbol MOV.

RECENT DEVELOPMENTS

On March 26, 2014, the Board approved an increase in the Company’s quarterly cash dividend to $0.10 for each share of the Company’s outstanding shares of common stock and class A common stock. This dividend will be paid on April 21, 2014 to all shareholders of record as of the close of business on April 7, 2014. The decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

In order to further build on the strength and momentum of the Movado brand, in the fourth quarter of fiscal 2014 the Company recorded a pre-tax charge of $8.3 million relating to its strategy of reducing the presence of ESQ Movado while expanding the Movado brand offering in certain retail doors.  In line with that strategy, the Company expects to reallocate certain ESQ Movado retail space in the second quarter of fiscal 2015 to drive incremental sales of its more productive Movado brand watch families, and will continue to offer ESQ Movado in select retail locations as well as its direct-to-consumer outlet stores and at Movado.com.  The $8.3 million charge consists of anticipated returns from certain customers, inventory reserves and write downs of excess displays and point of sale materials.

On November 26, 2013, the Board approved the payment of a cash dividend of $0.08 for each share of the Company’s outstanding common stock and class A common stock. This dividend was paid on December 20, 2013 to all shareholders of record as of the close of business on December 6, 2013.

On November 13, 2013, the Company entered into an amendment (the “Third Amendment”) to its amended and restated license agreement dated September 16, 2009 (as previously amended, the “License Agreement”) with Tommy Hilfiger Licensing, LLC (“Licensor”) pursuant to which Licensor agreed to license to the Company certain intellectual property, including the trademark TOMMY HILFIGER and related marks. The Third Amendment extends the term of the License Agreement for an additional five years and nine months through December 31, 2019, provides for an additional extension through December 31, 2024 upon the satisfaction of certain specified conditions, and establishes minimum annual sales levels and guaranteed minimum royalties for watches and for jewelry through 2024.

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

On March 20, 2013, the Board approved a share repurchase program under which the Company may purchase up to $50.0 million of its outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. This authorization expires on January 31, 2016, and the Company may purchase shares of its common stock through open market purchases, block trades or otherwise. The shares will be purchased primarily to mitigate the dilutive impact of equity grants during the course of the next few years. Therefore, the Company does not expect the share repurchase program to have a significant impact on the weighted average number of shares outstanding.

INDUSTRY OVERVIEW

The largest markets for watches are North America, Europe and Asia. The Company divides the watch market into five principal categories as set forth in the following table.

Market Category	Suggested Retail Price Range	Primary Category of Movado Group, Inc. Brands
Exclusive	$10,000 and over	—
Luxury	$2,000 to $9,999	Concord and Ebel
Accessible Luxury	$500 to $2,499	Movado
Moderate and Fashion	$75 to $500	ESQ Movado, Coach, HUGO BOSS, Juicy Couture, Tommy Hilfiger, Scuderia Ferrari and Lacoste
Mass Market	Less than $75	—

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

Accessible Luxury Watches

The majority of accessible luxury watches are quartz-analog watches. These watches typically are made with gold finish, stainless steel, ceramic or a combination of gold finish and stainless steel. Accessible luxury watches are manufactured primarily in Switzerland, although some are manufactured in Asia. In addition to a majority of the Company’s Movado watches, well-known brand names of accessible luxury watches include Gucci, Rado, Michele and Raymond Weil.

Moderate and Fashion Watches

Most moderate and fashion watches are quartz-analog watches. Moderate and fashion watches are manufactured primarily in Asia and Switzerland. These watches typically are made with gold finish, stainless steel, brass, plastic or a combination of gold finish and stainless steel. In addition to the Company’s ESQ Movado, Coach, HUGO BOSS, Juicy Couture, Tommy Hilfiger, Scuderia Ferrari

and Lacoste brands, well-known brand names of watches in the moderate category include Anne Klein, Bulova, Citizen, Fossil, Guess, Seiko, Michael Kors, Swatch and Wittnauer.

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

ESQ Movado

ESQ competes in the entry level Swiss watch category and is defined by bold sport and fashion designs. In fiscal 2010, the Company began to market the brand as ESQ by Movado. In fiscal 2013, the Company began to market the brand as ESQ Movado. All ESQ watches contain Swiss movements and most are made with stainless steel, gold finish or a combination of stainless steel and gold finish, with leather straps, stainless steel bracelets or gold finish bracelets. The ESQ brand also includes the ESQ One Collection, introduced in fiscal 2014, manufactured from high-tech composite material and representing a colorful, fashion component to ESQ Movado.

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

Movado

Founded in 1881 in La Chaux-de-Fonds, Switzerland, Movado is an icon of modern design. Today the brand includes a line of watches, inspired by the simplicity of the Bauhaus movement, including the world famous Movado Museum watch and a number of other watch collections with more traditional dial designs. The design for the Movado Museum watch was the first watch design chosen by the Museum of Modern Art for its permanent collection. It has since been honored by other museums throughout the world. The Movado brand also includes Series 800, a sport watch collection that incorporates Movado quality and craftsmanship with the characteristics of a true sport watch, as well as Movado BOLD, an innovative collection introduced in late fiscal 2011, manufactured from high-tech composite materials and priced to be accessible to a more fashion-forward youthful customer. Movado watches have Swiss movements and are made with 14 or 18 karat gold, 18 karat gold finish, stainless steel, ceramic or a combination of 18 karat gold finish and stainless steel.

Tommy Hilfiger Watches

Reflecting the fresh, fun all-American style for which Tommy Hilfiger is known, Tommy Hilfiger watches feature quartz, digital or analog-digital movements, with stainless steel, titanium, aluminum, silver-tone, two-tone or gold-tone cases and bracelets, and leather, fabric, plastic or rubber straps. The line includes fashion and sport models.

DESIGN AND PRODUCT DEVELOPMENT

The Company’s offerings undergo two phases before they are produced for sale to customers: design and product development. The design phase includes the creation of artistic and conceptual renderings while product development involves the construction of prototypes. The Company’s Movado BOLD, ESQ Movado and licensed brands are designed by in-house design teams in Switzerland and the United States in cooperation with outside sources, including (in the case of the licensed brands except for ESQ Movado) licensors’ design teams. Product development for the licensed brands, ESQ Movado and Movado BOLD takes place in the Company’s Asia operations. For the Company’s Movado (with the exception of Movado BOLD), Ebel and Concord brands, the design phase is performed by a combination of in-house and freelance designers in Europe and the United States while product development is carried out in the Company’s Swiss operations. Senior management of the Company is actively involved in the design and product development process.

MARKETING

The Company’s marketing strategy is to communicate a consistent, brand-specific message to the consumer. Recognizing that advertising is an integral component to the successful marketing of its product offerings, the Company devotes significant resources to advertising and, since 1972, has maintained its own in-house advertising department which focuses primarily on the implementation and management of global marketing and advertising strategies for each of the Company’s brands, ensuring consistency of presentation. The Company utilizes outside agencies for the creative development of advertising campaigns which are developed individually for each of the Company’s brands and are directed primarily to the end consumer rather than to trade customers. The Company’s advertising targets consumers with particular demographic characteristics appropriate to the image and price range of each brand. Most Company advertising is placed in magazines and other print media but some is also created for radio and television campaigns, online, catalogs, outdoor and other promotional materials. Marketing expenses, which increased in dollars each year, totaled 13.0%, 13.5% and 13.7% of net sales in fiscal 2014, 2013 and 2012, respectively.

OPERATING SEGMENTS

The Company conducts its business primarily in two operating segments: Wholesale and Retail. For operating segment data and geographic segment data for the years ended January 31, 2014, 2013 and 2012, see Note 13 to the Consolidated Financial Statements regarding Segment Information.

The Company’s wholesale segment includes the design, development, sourcing, marketing and distribution of high quality watches, unallocated corporate expenses, in addition to after-sales service activities and shipping. The retail segment includes the Company’s outlet stores.

The Company divides its business into two major geographic locations: United States operations, and International, which includes the results of all other Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s International operations are principally conducted in Europe, the Americas (excluding the United States), Asia and the Middle East which account for 18.5%, 12.4%, 8.1% and 7.8%, respectively, of the Company’s total net sales for fiscal 2014. Substantially all of the Company’s international assets are located in Switzerland and Asia.

Wholesale

United States Wholesale

The Company sells all of its brands in the U.S. wholesale market primarily to major jewelry store chains such as Helzberg Diamonds Corp., Sterling, Inc. and Zale Corporation; department stores, such as Macy’s, and Nordstrom, as well as independent jewelers. Sales to trade customers in the United States are made directly by the Company’s U.S. sales force and, to a lesser extent, independent sales representatives. Sales representatives are responsible for a defined geographic territory, generally specialize in a particular brand and sell to and service independent jewelers within their territory. The sales force also consists of account executives and account representatives who, respectively, sell to and service chain and department store accounts.

International Wholesale

Internationally, the Company’s brands are sold in department stores such as El Cortes Ingles in Spain and Galeries Lafayette in France, jewelry chain stores such as Christ in Switzerland and Germany and independent jewelers. The Company employs its own international sales force operating at the Company’s sales and distribution offices in Canada, China, France, Germany, Hong Kong, Singapore, Switzerland, the United Kingdom and the United Arab Emirates. In addition, the Company sells all of its brands other than ESQ Movado through a network of independent distributors operating in numerous countries around the world. Distribution of ESQ Movado watches, which outside of the United States are sold primarily in Canada and the Caribbean, is handled by the Company’s Canadian subsidiary and Caribbean-based sales teams. A majority of the Company’s arrangements with its international distributors are long-term, generally require certain minimum purchases and minimum advertising expenditures and restrict the distributor from selling competitive products.

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

In the U.K., the Company distributes both its licensed brands as well as Movado and Ebel watches through MGS Distribution Limited (“MGS”), an English company in which the Company has a 90% ownership interest.  The Company’s former joint venture partner in MGS, Swico Limited, also based in the U.K., provides MGS with logistical support and after-sales service.

Retail

The Company’s subsidiary, Movado Retail Group, Inc., operates 35 outlet stores located in outlet centers across the United States, which serve as an effective vehicle to sell discontinued models and factory seconds of all of the Company’s watches. In January 2014, the Company signed two additional lease agreements for new outlet stores to be opened for operations in fiscal 2015.

SEASONALITY

The Company’s U.S. sales are traditionally greater during the Christmas and holiday season. Consequently, the Company’s net sales historically have been higher during the second half of a fiscal year. The amount of net sales and operating profit generated during the second half of each fiscal year depends upon the general level of retail sales during the Christmas and holiday season, as well as economic conditions and other factors beyond the Company’s control. Major selling seasons in certain international markets center on significant local holidays that occur in late winter or early spring. The second half of each year accounted for 56.5%, 56.1%, and 56.6% of the Company’s net sales for the fiscal years ended January 31, 2014, 2013, and 2012, respectively.

BACKLOG

At March 19, 2014, the Company had unfilled orders of $30.4 million compared to $35.7 million at March 14, 2013 and $31.5 million at March 15, 2012. Unfilled orders include both confirmed orders and orders that the Company believes will be confirmed based on the historic experience with the customers. It is customary for many of the Company’s customers not to confirm their future orders with formal purchase orders until shortly before their desired delivery dates.

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

A majority of the Swiss watch movements used in the manufacture of Movado, Ebel, Concord and ESQ Movado watches are purchased from two suppliers. The Company obtains other watch components for all of its brands, including movements, cases, hands, dials, bracelets and straps from a number of other suppliers. The Company does not have long-term supply commitments with any of its component parts suppliers.

Movado (with the exception of Movado BOLD), Ebel and Concord watches are manufactured in Switzerland by independent third party assemblers. All Movado, ESQ Movado, Ebel and Concord watches are manufactured using Swiss movements. All of the Company’s products are manufactured using components obtained from third party suppliers. ESQ Movado and Movado BOLD watches are manufactured by independent contractors in Asia using Swiss movements. Coach, Tommy Hilfiger, HUGO BOSS, Juicy Couture, Scuderia Ferrari and Lacoste watches are manufactured by independent contractors in Asia.

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

Under an amended and restated license agreement with Tommy Hilfiger Licensing LLC dated September 16, 2009 (as amended the “Tommy Hilfiger License Agreement”), the Company has the exclusive license to use the trademark TOMMY HILFIGER® and related trademarks in connection with the manufacture of watches and jewelry worldwide and in connection with the marketing, advertising, sale and distribution of watches and jewelry at wholesale (and at retail through its outlet stores) worldwide (excluding certain accounts in Japan). The term of the Tommy Hilfiger License Agreement expires December 31, 2019 and may be extended by the Company for an additional five years ending on December 31, 2024, subject to the satisfaction of minimum sales requirements and approval of a new business plan.

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

On November 15, 2005, the Company entered into a license agreement with L.C. Licensing, Inc., for the exclusive worldwide license to use the trademarks JUICY COUTURE® and COUTURE COUTURE LOS ANGELES™, in connection with the manufacture, advertising, merchandising, promotion, sale and distribution of timepieces and components (as amended, the “Juicy Couture License Agreement”) . In November 2013, L.C. Licensing, Inc. assigned its entire interest in the Juicy Couture License Agreement to ABG Juicy Couture, LLC. The current term of the Juicy Couture License Agreement is through December 31, 2016.

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

On March 22, 2012, the Company entered into an exclusive worldwide license agreement with Ferrari S.p.A. to use certain well known trademarks of Ferrari including the S.F. and Prancing Horse device in shield, FERRARI OFFICIAL LICENSED PRODUCT and SCUDERIA FERRARI, in connection with the manufacture, advertising, merchandising, promotion, sale and distribution of watches with a suggested retail price not exceeding €1,500 (the “Ferrari License Agreement”). The current term of the Ferrari License Agreement is through December 31, 2017. Effective January 1, 2014, Ferrari S.p.A. assigned its interest in the Ferrari License Agreement to Ferrari Brand S.p.A.

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

COMPETITION

The markets for each of the Company’s watch brands are highly competitive. With the exception of Swatch Group, Ltd., a large Swiss-based competitor, no single company competes with the Company across all of its brands. Certain companies, however, compete with Movado Group with respect to one or more of its watch brands. Certain of these companies have, and other companies that may enter the Company’s markets in the future may have, greater financial, distribution, marketing and advertising resources than the Company. The Company’s future success will depend, to a significant degree, upon its continued ability to compete effectively with regard to, among other things, the style, quality, price, advertising, marketing, distribution and availability of supply of the Company’s watches and other products.

EMPLOYEES

As of January 31, 2014, the Company had approximately 1,100 full-time employees in its global operations. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement. The Company has never experienced a work stoppage due to labor difficulties and believes that its employee relations are good.

AVAILABLE INFORMATION

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Company’s website, located at www.movadogroup.com, as soon as reasonably practicable after the same are electronically filed with, or furnished to, the SEC. The public may read any materials filed by the Company with the SEC at the SEC’s public reference room at 100 F. Street, N.E., Washington, D.C., 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC- 0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding the Company at www.sec.gov.

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

Item 1A.  Risk Factors

The following risk factors and the forward-looking statements contained in this Form 10-K should be read carefully in connection with evaluating Movado Group’s business. These risks and uncertainties could cause actual results and events to differ materially from those anticipated. Additional risks which the Company does not presently consider material, or of which it is not currently aware, may also have an adverse impact on the business. Please also see “Forward-Looking Statements” on page 1.

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

Consumer demand for the Company’s products can affect inventory levels. If consumer demand is lower than expected, inventory levels can rise causing a strain on operating cash flow. If the inventory cannot be sold through the Company’s wholesale or retail outlets, additional write-downs or write-offs to future earnings could be necessary. Conversely, if consumer demand is higher than expected, insufficient inventory levels could result in unfilled customer orders, loss of revenue and an unfavorable impact on customer relationships. In particular, volatility and uncertainty related to macro-economic factors make it more difficult for the Company to forecast customer demand in its various markets. Failure to properly judge consumer demand and properly manage inventory could have a material adverse effect on profitability and liquidity.

An increase in product returns could negatively impact the Company’s operating results and profitability.

The Company recognizes revenue as sales when merchandise is shipped and title and risk of loss transfers to the customer. The Company permits the return of damaged or defective products and accepts limited amounts of product returns in certain instances. Accordingly, the Company provides allowances for the estimated amounts of these returns at the time of revenue recognition based on historical experience. While such returns have historically been within management’s expectations and the provisions established, future return rates may differ from those experienced in the past. Any significant increase in damaged or defective products or expected returns could have a material adverse effect on the Company’s operating results for the period or periods in which such returns materialize.

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

The Company has the right to produce, market and distribute watches under the brand names of ESQ, Coach, Tommy Hilfiger, HUGO BOSS, Juicy Couture, Scuderia Ferrari and Lacoste pursuant to license agreements with the respective owners of those trademarks. There are certain minimum royalty payments as well as other requirements associated with these agreements. Failure to meet any of these requirements could result in the loss of the license. Additionally, after the term of any license agreement has concluded, the licensor may decide not to renew with the Company. For the fiscal year ended January 31, 2014, the above mentioned licensed brands represented approximately 48% of the Company’s net sales. While no individual licensed brand represented net sales greater than 20% of the Company’s total consolidated net sales, the loss of any single licensed brand could have a material adverse effect on the Company’s results of operations and although the Company is not substantially dependent on a particular license brand, the loss of one or more of the Company’s licenses could result in loss of future revenues which could adversely affect its financial condition. In addition, the Company’s revenues and profitability under its various license agreements may change from period to period due to various factors, including the maturity of the Company's relationship with the respective licensor, changes in consumer preferences, brand repositioning activities and other factors, some of which are outside of the Company's control.

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

The Company’s sales are seasonal by nature. The Company’s U.S. sales are traditionally greater during the Christmas and holiday season. Internationally, major selling seasons center on significant local holidays that occur in late winter or early spring. The amount of net sales and operating income generated during these seasons depends upon the general level of retail sales at such times, as well as economic conditions and other factors beyond the Company’s control. The second half of each year accounted for 56.5%, 56.1%, and 56.6% of the Company’s net sales for the fiscal years ended January 31, 2014, 2013, and 2012, respectively. If events or circumstances were to occur that negatively impact consumer spending during such holiday seasons, it could have a material adverse effect on the Company’s sales, profitability and results of operations.

Sales in the Company’s retail outlet stores are dependent upon customer foot traffic.

The success of the Company’s retail outlet stores is, to a certain extent, dependent upon the amount of customer foot traffic generated by the outlet centers in which those stores are located.

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

A significant portion of the Company’s inventory purchases are denominated in Swiss francs. The Company reduces its exposure to the Swiss franc exchange rate risk through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. In the event these exposures do not offset, the Company has the ability under a hedging program to utilize forward exchange contracts and purchased foreign currency options to mitigate foreign currency risk. If these hedge instruments are unsuccessful at minimizing the risk or are deemed ineffective, any fluctuation of the Swiss franc exchange rate could impact the future results of operations. Changes in currency exchange rates may also affect relative prices at which the Company and its foreign competitors sell products in the same market. Additionally, a portion of the Company’s net sales are recorded in its foreign subsidiaries in a currency other than the local currency of that subsidiary. This predominantly occurs in the Company’s Hong Kong and Swiss subsidiaries when they sell to Euro and British Pound based customers. This exposure is not hedged by the Company. Any fluctuation in the Euro and British Pound exchange rate in relation to the Hong Kong dollar and Swiss franc would have an effect on these sales that are recorded in Euros and British Pounds. The currency effect on these sales has an equal effect on their recorded gross profit since the costs of these sales are recorded in the entities’ respective local currency. As a result of these and other foreign currency sales, certain of the Company’s subsidiaries have outstanding foreign currency receivables. At times, the Company reduces its exposure to this exchange rate risk, partially, under the hedging program utilizing forward exchange contracts. Furthermore, since the Company’s consolidated financial statements are presented in U.S. dollars, revenues, income and expenses, as well as assets and liabilities of foreign currency denominated subsidiaries must be translated into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Fluctuations in foreign currency exchange rates could adversely affect the Company’s reported revenues, earnings, financial position and the comparability of results of operations from period to period.

The Grinberg family owns a majority of the voting power of the Company’s stock.

Each share of common stock of the Company is entitled to one vote per share while each share of class A common stock of the Company is entitled to ten votes per share. While the members of the Grinberg family do not own a majority of the Company’s outstanding common stock, by their significant holdings of class A common stock they control a majority of the voting power represented by all outstanding shares of both classes of stock. Consequently, the Grinberg family is in a position to significantly influence any matters that are brought to a vote of the shareholders including, but not limited to, the election of the Board of Directors and any action requiring the approval of shareholders, including any amendments to the Company’s certificate of incorporation, mergers or sales of all or substantially all of the Company’s assets. This concentration of ownership also may delay, defer or even prevent a change in control of the Company and make some transactions more difficult or impossible without the support of the Grinberg family. These transactions might include proxy contests, tender offers, mergers or other purchases of shares of common stock that could give stockholders the opportunity to realize a premium over the then-prevailing market price for shares of the Company’s common stock.

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

Credit and equity markets remain sensitive to world events and macro-economic developments. Therefore, the Company’s cost of borrowing may increase and it may be more difficult to obtain financing for the Company’s operations or to refinance long-term obligations as they become payable. In addition, the Company’s borrowing costs can be affected by independent rating agencies’ short and long-term debt ratings which are based largely on the Company’s performance as measured by credit metrics including interest coverage and leverage ratios. A decrease in these ratings would likely also increase the Company’s cost of borrowing and make it more difficult for it to obtain financing. A significant increase in the costs that the Company incurs in order to finance its operations may have a material adverse impact on its business results and financial condition.

A significant portion of the Company’s business is conducted outside of the United States. Many factors affecting business activities outside the United States could adversely impact this business.

The Company produces all of its watches in Europe and Asia. The Company also generates approximately 47% of its revenue from international sources.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company leases various facilities in North America, Europe, the Middle East and Asia for its corporate, watch assembly, distribution and sales operations. As of January 31, 2014, the Company’s leased facilities were as follows:

Location	Function	Square Footage	Lease Expiration
Moonachie, New Jersey	Watch distribution and repair	100,000	July 2019
Paramus, New Jersey	Executive offices	98,300	June 2018
Bienne, Switzerland	Watch distribution, assembly and repair	35,790	August 2017
Bienne, Switzerland	Corporate functions and watch sales	35,500	June 2017
Hong Kong	Watch sales, distribution and repair	16,560	March 2016
Villers le Lac, France	European service and watch distribution	12,800	January 2016
New York, New York	Public relations office, licensed brand showroom	9,900	August 2016
Markham, Canada	Office, watch distribution and repair	7,800	August 2019
Hackensack, New Jersey	Warehouse	6,600	July 2014
ChangAn Dongguan, China	Quality control and engineering	6,460	December 2015
Shanghai, China	Watch sales and distribution	6,050	January 2017
Munich, Germany	Watch sales and repair	4,380	January 2017
Coral Gables, Florida	Caribbean office, watch sales	2,880	January 2017
Grenchen, Switzerland	Watch sales	2,800	February 2015
Singapore	Watch sales, distribution and repair	970	June 2014
Dubai, United Arab Emirates	Watch sales	730	July 2014

All of the foregoing facilities are used exclusively in connection with the wholesale segment of the Company’s business except that a portion of the Company’s executive office space in Paramus, New Jersey is used in connection with management of its retail business.

The Company acquired and owns an architecturally significant building in La Chaux-de-Fonds in 2004 as part of its acquisition of Ebel.

The Company also owns approximately 2,500 square feet of office space in Hanau, Germany, which it previously used for sales, distribution and watch repair functions.

The Company leases retail space averaging 1,700 square feet per store with leases expiring from January 2015 to January 2026 for the operation of the Company’s 35 outlet stores in the United States. In January 2014, the Company signed two additional lease agreements for new outlet stores to be opened for operations in fiscal 2015. The Company believes that its existing facilities are suitable and adequate for its current operations.

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

As of March 19, 2014, there were 51 holders of record of the Company’s class A common stock and, the Company estimates, 5,900 beneficial owners of the common stock represented by 446 holders of record. The Company’s common stock is traded on the New York Stock Exchange under the symbol “MOV” and on March 19, 2014, the closing price of the Company’s common stock was $43.73. The quarterly high and low closing prices for the fiscal years ended January 31, 2014 and 2013 were as follows:

	Fiscal Year Ended January 31, 2014		Fiscal Year Ended January 31, 2013
Quarter Ended	Low	High	Low	High
April 30	$30.08	$38.30	$17.59	$28.67
July 31	$29.27	$38.61	$22.08	$28.85
October 31	$35.87	$47.24	$21.30	$35.99
January 31	$37.75	$47.33	$28.33	$37.17

In connection with the October 7, 1993 public offering, each share of the Company’s then currently existing class A common stock was converted into 10.46 shares of new class A common stock, par value of $0.01 per share (the “class A common stock”). Each share of common stock is entitled to one vote per share and each share of class A common stock is entitled to 10 votes per share on all matters submitted to a vote of the shareholders. Each holder of class A common stock is entitled to convert, at any time, any and all such shares into the same number of shares of common stock. Each share of class A common stock is converted automatically into common stock in the event that the beneficial or record ownership of such shares of class A common stock is transferred to any person, except to certain family members or affiliated persons deemed “permitted transferees” pursuant to the Company’s Restated Certificate of Incorporation as amended. The class A common stock is not publicly traded and consequently, there is currently no established public trading market for these shares.

On March 26, 2014, the Board approved an increase in the Company’s quarterly cash dividend to $0.10 for each share of the Company’s outstanding common stock and class A common stock. This dividend will be paid on April 21, 2014 to all shareholders of record as of the close of business on April 7, 2014. The decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

On November 26, 2013, the Board approved the payment of a cash dividend of $0.08 for each share of the Company’s outstanding common stock and class A common stock. This dividend was paid on December 20, 2013 to all shareholders of record as of the close of business on December 6, 2013. The decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

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

On March 20, 2013, the Board approved a share repurchase program under which the Company may purchase up to $50.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. This authorization expires on January 31, 2016, and the Company may purchase shares of its common stock through open market purchases, block trades or otherwise. The shares will be purchased primarily to mitigate the dilutive impact of equity grants during the course of the next few years. Therefore, the Company does not expect the share repurchase program to have a significant impact on the weighted average of shares outstanding. During the twelve months ended January 31, 2014, the Company repurchased a total of 272,533 shares of its common stock at a total cost of approximately $10.5 million, or an average of $38.48 per share.

An aggregate of 38,237 shares were repurchased during the twelve months ended January 31, 2014 as a result of the surrender of shares of common stock in connection with the vesting of certain restricted stock awards and stock options. At the election of an employee, upon the vesting of a stock award or the exercise of a stock option, shares of common stock having an aggregate value on the vesting of the award or the exercise date of the option, as the case may be, equal to the employee’s withholding tax obligation may be surrendered to the Company by netting them from the vested shares issued. Similarly, shares having an aggregate value equal to the exercise price of an option may be tendered to the Company in payment of the option exercise price and netted from the shares of common stock issued upon the option exercise.

The following table summarizes information about the Company’s purchases of shares of its common stock in the fourth quarter of fiscal 2014.

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
November 1, 2013 – November 30, 2013	—	$—	—	—
December 1, 2013 – December 31, 2013	16,238	$43.23	15,000	41,904,621
January 1, 2014 – January 31, 2014	58,800	$40.68	58,800	39,512,476
Total	75,038	$41.23	73,800	39,512,476

PERFORMANCE GRAPH

The performance graph set forth below compares the cumulative total shareholder return of the Company’s shares of common stock for the last five fiscal years through the fiscal year ended January 31, 2014 with that of the Broad Market (NYSE Stock Market – U.S. Companies), the S&P SmallCap 600 Index and the Russell 2000 Index. Each index assumes an initial investment of $100.00 on January 31, 2009 and the reinvestment of dividends (where applicable).

Company Name / Index	1/31/09	1/31/10	1/31/11	1/31/12	1/31/13	1/31/14
Movado Group, Inc.	100.00	142.32	187.63	241.56	503.51	523.34
S&P SmallCap 600 Index	100.00	138.97	181.95	195.60	225.82	290.05
NYSE (U.S. Companies)	100.00	132.25	162.74	167.01	196.74	233.48
Russell 2000 Index	100.00	137.82	181.04	186.22	215.04	273.16

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

	Fiscal Year Ended January 31,
	2014	2013	2012	2011 *	2010 *
Statement of income data:
Net sales (1) (2) (3)	$570,255	$505,478	$468,117	$382,190	$349,705
Cost of sales (4) (5) (6)	264,994	227,596	211,772	199,188	184,074
Gross profit (1) (2) (3) (4) (5) (6)	305,261	277,882	256,345	183,002	165,631
Selling, general and administrative (7) (8) (9) (10)	237,519	228,536	222,782	195,099	187,177
Operating income / (loss) (1) (2) (3) (4) (5) (6) (7) (8) (9) (10)	67,742	49,346	33,563	(12,097)	(21,546)
Other income, net (11) (12)	1,526	—	747	—	—
Interest expense	(436)	(434)	(1,277)	(2,247)	(4,535)
Interest income	86	144	199	319	111
Income / (loss) from continuing operations before income taxes	68,918	49,056	33,232	(14,025)	(25,970)
Provision for / (benefit from) income taxes (13) (14) (15) (16) (17)	17,373	(8,812)	604	8,792	13,553
Income / (loss) from continuing operations	51,545	57,868	32,628	(22,817)	(39,523)
Discontinued operations:
(Loss) from discontinued operations, net of tax	—	—	—	(23,675)	(14,909)
Net income / (loss)	51,545	57,868	32,628	(46,492)	(54,432)
Less: Income attributed to noncontrolling interests	668	785	633	665	224
Net income / (loss) attributed to Movado Group, Inc.	$50,877	$57,083	$31,995	$(47,157)	$(54,656)
Income / (loss) attributed to Movado Group, Inc.:
Income / (loss) from continuing operations, net of tax	$50,877	$57,083	$31,995	$(23,482)	$(39,747)
(Loss) from discontinued operations, net of tax	—	—	—	(23,675)	(14,909)
Net income / (loss) attributed to Movado Group, Inc.	$50,877	$57,083	$31,995	$(47,157)	$(54,656)
Basic income / (loss) per share:
Weighted basic average shares outstanding	25,506	25,267	24,926	24,753	24,541
Income / (loss) per share from continuing operations attributed to Movado Group, Inc.	$1.99	$2.26	$1.28	$(0.95)	$(1.62)
(Loss) per share from discontinued operations	$—	$—	$—	$(0.96)	$(0.61)
Net income / (loss) per share attributed to Movado Group, Inc.	$1.99	$2.26	$1.28	$(1.91)	$(2.23)
Diluted income / (loss) per share:
Weighted diluted average shares outstanding	25,849	25,664	25,141	24,753	24,541
Income / (loss) per share from continuing operations attributed to Movado Group, Inc.	$1.97	$2.22	$1.27	$(0.95)	$(1.62)
(Loss) per share from discontinued operations	$—	$—	$—	$(0.96)	$(0.61)
Net income / (loss) per share attributed to Movado Group, Inc.	$1.97	$2.22	$1.27	$(1.91)	$(2.23)
Cash dividends paid per share	$0.26	$1.45	$0.12	$—	$—
Balance sheet data (end of period):
Working capital (18)	$401,717	$360,613	$346,239	$312,041	$325,914
Total assets	$578,610	$526,362	$507,562	$444,205	$473,363
Total long-term debt	$—	$—	$—	$—	$10,000
Movado Group, Inc. shareholders’ equity	$465,990	$425,692	$394,074	$356,479	$373,554

(1)

Fiscal 2014 net sales include a pre-tax charge of $7.8 million for anticipated returns in fiscal 2015, as a result of the Company’s decision to reduce the presence of ESQ Movado while expanding the Movado brand offering in certain retail doors.

(2)	Fiscal 2013 net sales include a sales allowance of $4.9 million related to the repositioning of the Coach watch brand.
(3)	Fiscal 2012 net sales include a $3.0 million sale of certain proprietary watch movements.
(4)

Fiscal 2014 includes a $2.5 million pre-tax duty refund received relating to payments made by the Company in calendar years 2008 through 2011 for drawback claims filed with U.S. Customs & Border Protection and a $7.5 million pre-tax charge related to anticipated ESQ Movado product returns and the write down of ESQ Movado excess inventory. This charge resulted from the Company’s decision to reduce the presence of ESQ Movado while expanding the Movado brand offering in certain retail doors.

(5)	Fiscal 2011 includes a non-cash charge of $24.1 million for certain non-core gold and mechanical movement inventory.
(6)	Fiscal 2010 includes a non-cash charge of $8.8 million for certain excess non-core inventory.
(7)

Fiscal 2014 includes a $2.0 million donation to the Movado Group Foundation and a $0.8 million pre-tax charge related to the write down of excess displays and point of sale materials, as a result of the Company’s decision to reduce the presence of ESQ Movado while expanding the Movado brand offering in certain retail doors.

(8)	Fiscal 2013 and 2012 each includes a $3.0 million donation to the Movado Group Foundation.
(9)

Fiscal 2011 and 2010 include non-cash charges of $3.1 million and $2.5 million, respectively, for write-downs of certain assets primarily related to intangible assets, tooling costs and trade booths for the Basel Fair.

(10)	Fiscal 2011 includes a reversal of a previously recorded liability of $4.3 million for a retirement agreement with the Company’s former Chairman.
(11)	Fiscal 2014 other income consists of a pre-tax gain of $1.5 million on the sale of a building which was completed in the first quarter of fiscal 2014.
(12)	Fiscal 2012 other income consists of a pre-tax gain of $0.7 million on the sale of a building which was completed in the second quarter of fiscal 2012.
(13)	Fiscal 2014 provision for income taxes includes a benefit of $1.0 million related to U.S. and foreign tax settlements and the release of uncertain tax positions.
(14)

Fiscal 2013 effective tax rate of -18.0% includes a tax benefit of $19.8 million attributable to the reversal of a majority of the valuation allowance on the U.S. net deferred tax assets and includes the net tax benefit related to foreign business restructurings in Japan and the UK.

(15)

Fiscal 2012 effective tax rate of 1.8% includes a release of a valuation allowance against net deferred tax assets in Switzerland, partially offset by the accrual of a Swiss withholding tax settlement and the continued recording of other valuation allowances, most notably the valuation allowance against net U.S. deferred tax assets, and the tax accrued on the repatriation of foreign earnings.

(16)

Fiscal 2011 effective tax rate of -62.7% includes a charge for the establishment of a valuation allowance against net deferred tax assets in Switzerland, in addition to continued recording of valuation allowances, most notably the valuation allowance against net U.S. deferred tax assets, and the tax accrued on the repatriation of foreign earnings.

(17)

Fiscal 2010 effective tax rate of -52.2% includes a charge for the establishment of a full valuation allowance on domestic net deferred tax assets, resulting from a U.S. tax law change, allowing for an elective 5 year carryback for tax losses originating in either fiscal 2009 or fiscal 2010.

(18)	The Company defines working capital as current assets less current liabilities.
*

Effective February 1, 2011, the Company changed its method of valuing its U.S. inventory to the average cost method. The consolidated financial statements of the prior years have been adjusted to apply the new accounting method retroactively.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Net Sales.    The Company operates and manages its business in two principal business segments – Wholesale and Retail. The Company also operates in two geographic locations – United States and International. The Company divides its watch brands into three distinct categories: luxury, accessible luxury and licensed brands. The luxury category consists of the Ebel and Concord brands. The accessible luxury category consists of the Movado and ESQ Movado brands. The licensed brands category represents brands distributed under license agreements and includes Coach, HUGO BOSS, Juicy Couture, Lacoste, Tommy Hilfiger and Scuderia Ferrari.

The primary factors that influence annual sales are general economic conditions in the Company’s U.S. and international markets, new product introductions, the level and effectiveness of advertising and marketing expenditures and product pricing decisions.

Approximately 47.0% of the Company’s total sales are from international markets (see Note 13 to the Consolidated Financial Statements), and therefore reported sales made in those markets are affected by foreign exchange rates. The Company’s international sales are primarily billed in local currencies (predominantly Euros and Swiss francs) and translated to U.S. dollars at average exchange rates for financial reporting purposes.

The Company divides its business into two major geographic locations: United States operations, and International, which includes the results of all other Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s International operations are principally conducted in Europe, the Americas (excluding the United States), Asia and the Middle East which account for 18.5%, 12.4%, 8.1% and 7.8%, respectively, of the Company’s total net sales for fiscal 2014. Substantially all of the Company’s international assets are located in Switzerland and Asia.

The Company’s business is seasonal. There are two major selling seasons in the Company’s markets: the spring season, which includes school graduations and several holidays and, most importantly, the Christmas and holiday season. Major selling seasons in certain international markets center on significant local holidays that occur in late winter or early spring. The Company’s net sales historically have been higher during the second half of the fiscal year. The second half of each year accounted for 56.5%, 56.1%, and 56.6% of the Company’s net sales for the fiscal years ended January 31, 2014, 2013 and 2012, respectively.

The Company’s retail operations consist of 35 outlet stores located throughout the United States.  In January 2014, the Company signed two additional lease agreements for new outlet stores to be opened for operations in fiscal 2015.

The significant factors that influence annual sales volumes in the Company’s retail operations are similar to those that influence U.S. wholesale sales. In addition, most of the Company’s outlet stores are located near vacation destinations and, therefore, the seasonality of these stores is driven by the peak tourist seasons associated with these locations.

In the fourth quarter of fiscal 2014, the Company recorded a pre-tax charge of $7.8 million to net sales, for anticipated returns in fiscal 2015 resulting from the Company’s decision to reduce the presence of ESQ Movado in certain retail doors while expanding the Movado brand offering.  The Company expects to reallocate certain of the ESQ Movado retail space in the second quarter of fiscal 2015 to drive incremental sales of its more productive Movado brand watch families, and will continue to offer ESQ Movado in select retail locations as well as its direct-to-consumer outlet stores and Movado.com.

In the fourth quarter of fiscal 2013, the Company recorded a pre-tax charge of $4.9 million to sales related to the repositioning of the Coach watch brand from a collection priced to be sold in a department store’s fine watch department to one suitable for sale in the fashion watch department. The charge represented the Company’s estimated cost of the aggregate sales allowance to Coach watch retailers affected by the repositioning.

Gross Margins.    The Company’s overall gross margins are primarily affected by four major factors: brand and product sales mix, product pricing strategy, manufacturing costs and fluctuation in foreign currency exchange rates, in particular the relationship between the U.S. dollar and the Swiss franc and the Euro. Gross margins for the Company may not be comparable to those of other companies, since some companies include all the costs related to their distribution networks in cost of sales whereas the Company does not include the costs associated with its U.S. and Asia warehousing and distribution facilities nor the occupancy costs for the retail segment in the cost of sales line item. Those are included in selling, general and administrative expenses.

Gross margins vary among the brands included in the Company’s portfolio and also among watch models within each brand. Watches in the luxury category generally earn lower gross margin percentages than watches in the accessible luxury category. Gross margins in the Company’s outlet business are affected by the mix of product sold and may exceed those of the wholesale business since the Company earns margins on its outlet store sales from manufacture to point of sale to the consumer.

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

In the fourth quarter of fiscal 2014, gross margin was impacted by a $7.5 million pre-tax charge related to anticipated ESQ Movado watch brand returns and the write down of ESQ Movado excess inventory.  This charge resulted from the Company’s decision to reduce the presence of ESQ Movado while expanding the Movado brand offering in certain retail doors.  The Company expects to reallocate certain of the ESQ Movado retail space in the second quarter of fiscal 2015 to drive incremental sales of its more productive Movado brand watch families, and will continue to offer ESQ Movado in select retail locations as well as its direct-to-consumer outlet stores and Movado.com.

In calendar years 2010 through 2012, drawback claims were filed with U.S. Customs & Border Protection (“CBP”) to recover duty payments made by the Company in calendar years 2008 through 2011. The drawback claims concerned duty paid on watches that were subsequently exported from the United States. A number of drawback claims filed on behalf of the Company were denied by CBP in calendar year 2012 and an administrative protest was filed requesting reconsideration of the denials. This protest was approved and, as a result, in the fourth quarter of fiscal 2014 the Company recorded and received a net pre-tax refund in the amount of $2.5 million. The Company does not anticipate receipt of any additional refunds related to this matter nor does the Company anticipate return of any of these refunds to CBP.

In the fourth quarter of fiscal 2012, the Company recorded a sale of certain mechanical movements that had been written down in the previous year. As a result, the Company recorded a pre-tax net profit of $2.3 million related to those movements.

Since a substantial amount of the Company’s product costs are incurred in Swiss francs, fluctuations in the U.S. dollar/Swiss franc exchange rate can impact the Company’s cost of goods sold and, therefore, its gross margins. The Company reduces its exposure to the Swiss franc exchange rate risk through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. In the event these exposures do not offset, the Company has the ability to hedge its Swiss franc purchases using a combination of forward contracts and purchased currency options. The Company’s hedging program had mitigated the impact of the exchange rate fluctuations on product costs and gross margins for fiscal years 2014, 2013 and 2012.

Selling, General and Administrative (“SG&A”) Expenses.    The Company’s SG&A expenses consist primarily of marketing, selling, distribution, general and administrative expenses. In fiscal 2014, the Company recorded a $2.0 million pre-tax charge related to donations made to the Movado Group Foundation. In fiscal 2014, the Company also recorded a $0.8 million pre-tax charge related to the write down of excess displays and point of sale materials, as a result of the Company’s decision to reduce the presence of ESQ Movado while expanding the Movado brand offering in certain retail doors. In both fiscal 2013 and 2012, the Company recorded a $3.0 million pre-tax charge related to donations made to the Movado Group Foundation.

Annual marketing expenditures are based principally on overall strategic considerations relative to maintaining or increasing market share in markets that management considers to be crucial to the Company’s continued success as well as on general economic conditions in the various markets around the world in which the Company sells its products. Marketing expenses include various forms of media advertising, digital advertising and co-operative advertising with customers and distributors and other point-of-sale marketing and promotion spending. For fiscal 2014, 2013 and 2012, the Company increased its investment in marketing and advertising in order to elevate its connection to consumers and better position its brands in the marketplace.

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

In the fourth quarter of fiscal 2014, the Company recorded a pre-tax charge of $7.8 million to sales, for anticipated returns resulting from the Company’s decision to reduce the presence of ESQ Movado while expanding the Movado brand offering in certain retail doors.

In the fourth quarter of fiscal 2013, the Company recorded a pre-tax charge of $4.9 million related to the repositioning of the Coach watch brand from a collection priced to be sold in a department store’s fine watch department to one suitable for sale in the fashion watch department.

Allowance for Doubtful Accounts

Accounts receivable are reduced by an allowance for amounts that may be uncollectible in the future. Estimates are used in determining the allowance for doubtful accounts and are based on an analysis of the aging of accounts receivable, assessments of collectability based on historic trends, the financial condition of the Company’s customers and an evaluation of economic conditions. In general, the actual bad debt losses have historically been within the Company’s expectations and the allowances it established. As of January 31, 2014, except for those accounts provided for in the reserve for doubtful accounts, the Company knew of no situations with any of the Company’s major customers which would indicate the customer’s inability to make their required payments.

Inventories

The Company valued its inventory at the lower of cost or market. Effective February 1, 2011, the Company changed its method of valuing its U.S. inventories to the average cost method. With this change, all of the Company’s inventories are now valued using the average cost method. The Company believes that the average cost method of inventory valuation is preferable because (1) it permits the Company to use a single method of accounting for all of the Company’s U.S. and international inventories, (2) it aligns costing with the Company’s forecasting and procurement decisions, and (3) since a number of the Company’s key competitors use the average cost method, it improves comparability of the Company’s financial statements. The Company performed reviews of its on-hand inventory to determine amounts, if any, of inventory that is deemed discontinued, excess, or unsaleable. Inventory classified as discontinued, together with the related component parts which can be assembled into saleable finished goods, is sold primarily through the Company’s outlet stores. When management determines that finished product is unsaleable or that it is impractical to build the excess components into watches for sale, a charge is recorded to value those products and components at the lower of cost or market.

In the fourth quarter of fiscal 2014, the Company recorded inventory reserves of $2.6 million related to the write down of ESQ Movado excess watch inventory as a result of the Company’s decision to reduce the presence of ESQ Movado while expanding the Movado brand offering in certain retail doors.

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

Stock-Based Compensation

Under the accounting guidance for share-based payments, the Company utilizes the Black-Scholes option-pricing model to calculate the fair value of each option at the grant date which requires that certain assumptions be made. The expected life of stock option grants is determined using historical data and represents the time period during which the stock option is expected to be outstanding until it is exercised. The risk free interest rate is the yield on the grant date of U.S. Treasury constant maturities with a maturity date closest to the expected life of the stock option. The expected stock price volatility is derived from historical volatility and calculated based on the estimated term structure of the stock option grant. The expected dividend yield is calculated using a historical average of annualized dividend yields.

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

RESULTS OF OPERATIONS

The following is a discussion of the results of operations for fiscal 2014 compared to fiscal 2013 and fiscal 2013 compared to fiscal 2012 along with a discussion of the changes in financial condition during fiscal 2014.

The following are net sales by business segment and geographic location (in thousands):

	Fiscal Year Ended January 31,
	2014	2013	2012
Wholesale:
United States	$243,830	$207,362	$179,699
International	267,160	241,927	233,126
Retail	59,265	56,189	55,292
Net sales	$570,255	$505,478	$468,117

The following table presents the Company’s results of operations expressed as a percentage of net sales for the fiscal years indicated:

	Fiscal Year Ended January 31,
	2014 % of net sales	2013 % of net sales	2012 % of net sales
Net sales	100.0%	100.0%	100.0%
Gross margin	53.5%	55.0%	54.8%
Selling, general and administrative expenses	41.7%	45.2%	47.6%
Operating income	11.8%	9.8%	7.2%
Other income	0.2%	0.0%	0.2%
Interest expense	0.1%	0.1%	0.3%
Interest income	0.1%	0.1%	0.1%
Provision /(benefit) for income taxes	3.0%	(1.7)%	0.1%
Noncontrolling interests	0.1%	0.2%	0.1%
Net income attributed to Movado Group, Inc.	8.9%	11.3%	6.8%

Fiscal 2014 Compared to Fiscal 2013

Net Sales

Net sales in fiscal 2014 were $570.3 million, $64.8 million or 12.8% above the prior year. Net sales in fiscal 2014 included an additional pre-tax charge of $7.8 million to sales, for anticipated returns in fiscal 2015 resulting from the Company’s decision to reduce the presence of ESQ Movado while expanding the Movado brand offering in certain retail doors.  Net sales in fiscal 2013 included a sales allowance of $4.9 million related to the repositioning of the Coach watch brand from a watch line priced to be sold in a department store’s fine watch department to one suitable for sale in the fashion watch department. For fiscal 2014, fluctuations in foreign currency exchange rates favorably impacted net sales by $3.0 million when compared to the prior year.

United States Wholesale Net Sales

Net sales in fiscal 2014 in the United States location of the wholesale segment were $243.8 million, above the prior year period by $36.5 million or 17.6%, primarily driven by sales increases in the licensed brand and accessible luxury brand categories. Net sales in the accessible luxury category were above prior year by $14.9 million, or 11.2%. Net sales in the licensed brand category were above the prior year by $19.6 million, or 31.2%, primarily due to higher sales of Coach watches as a result of the repositioning of the Coach watch brand into the fashion watch category. Also contributing to the increase were sales of the Company’s newly introduced Scuderia Ferrari watch line and the strong sell-through of certain other licensed brands.  The increase in sales in the accessible luxury category was primarily due to strong sell-through in the Company’s Movado brand distribution channels, which included higher sales of the Movado BOLD and Museum watch collections and the introduction of Movado TC and SE Pilot watch collections in the current year, all of which were supported by the Company’s continued focus and investment in marketing and advertising. The increase in sales in the accessible luxury category was partially offset by sales decreases of the ESQ Movado brand primarily due to the $7.8 million sales reserve in the current year, for anticipated returns resulting from the Company’s decision to reduce the presence of ESQ Movado while expanding the Movado brand offering in certain retail doors. Net sales increases were also recorded in the luxury category of $1.9 million when compared to the prior year period, primarily due to higher promotional sales.

International Wholesale Net Sales

Net sales in fiscal 2014 in the International location of the wholesale segment were $267.2 million, above the prior year by $25.2 million or 10.4%, primarily driven by a sales increase in the licensed brand category.  Net sales in the licensed brand category were above the prior year period by $30.5 million, or 18.7%, primarily due to the introduction of the Scuderia Ferrari watch line.  Also contributing to the increase were higher sales of Coach watches as a result of the repositioning of the Coach watch brand into the fashion watch category, as well as geographic expansion.  Net sales in the luxury category were below the prior year period by $3.3 million, or 10.9%, primarily due to the sell-in of the newly launched Ebel Onde and X1 in the prior year.  Net sales in the accessible luxury category were relatively flat compared to the prior year period.  In fiscal 2014, fluctuations in foreign currency exchange rates favorably impacted net sales by $3.0 million when compared to the prior year.

Retail Net Sales

Net sales in fiscal 2014 in the retail segment were $59.3 million, representing a 5.5% increase from the prior year sales of $56.2 million. The increase in sales was primarily attributable to the opening of new stores. Comparable outlet store sales increased 1.5% from the prior year sales. As of January 31, 2014, the Company operated 35 outlet stores, compared to 34 outlet stores at the end of the prior year. In January 2014, the Company signed two additional outlet store lease agreements to be opened for operations in fiscal 2015.

The Company considers comparable store sales to be sales of stores that were open as of February 1st of the prior fiscal year through January 31st of the current fiscal year. The Company had 32 comparable outlet stores for the year ended January 31, 2014. The sales from stores that have been relocated, renovated or refurbished are included in the calculation of comparable store sales. The method of calculating comparable store sales varies across the retail industry. As a result, the Company’s method for the calculation of comparable store sales may not be the same as measures used or reported by other companies.

Gross Profit

Gross profit for fiscal 2014 was $305.3 million or 53.5% of net sales as compared to $277.9 million or 55.0% of net sales in the prior year. The increase in gross profit of $27.4 million was primarily due to higher net sales for the current year partially offset by a lower gross margin percentage. The gross margin percentage for fiscal 2014 decreased by approximately 220 basis points due to a shift in channel and product mix, approximately 60 basis points due to the Company’s decision to reduce the presence of ESQ Movado while expanding the Movado brand offering in certain retail doors and by approximately 10 basis points due to the unfavorable impact of fluctuations in foreign currency exchange rates. These decreases in the gross margin percentage were partially offset by the positive impact of approximately 60 basis points resulting from leverage gained on certain fixed costs due to the increase in sales volume year-over-year, approximately 40 basis points related to a charge for a sales allowance resulting from the repositioning of the Coach watch brand in the prior year, and approximately 40 basis points resulting from a duty refund received relating to payments made by the Company in calendar years 2008 through 2011 for drawback claims filed with U.S. Customs & Border Protection.

Selling, General and Administrative

SG&A expenses for fiscal 2014 were $237.5 million, representing an increase from the prior year of $9.0 million or 3.9%. The increase in SG&A expense included higher marketing expenses of $6.2 million, which included a $0.8 million pre-tax charge related to the write down of unused displays and point of sale materials, as a result of the Company’s decision to reduce the presence of ESQ Movado while expanding the Movado brand offering in certain retail doors. Also contributing to the increase in SG&A expenses were higher trade show expenses of $2.5 million, primarily related to the Baselworld Watch and Jewelry Show, a recovery of bad debt of $1.2 million in fiscal 2013 that did not recur and higher office related expenses of $0.7 million.  These increases in SG&A expenses were partially offset by lower compensation and benefit expense of $1.1 million resulting primarily from a lower accrual for performance-based compensation that was partially offset by higher headcount and salaries and was also partially offset by a decrease of $1.0 million of charitable contributions made to the Movado Group Foundation.

Wholesale Operating Income

Operating income of $55.2 million and $38.0 million, which includes unallocated corporate expenses, was recorded in the Wholesale segment for fiscal 2014 and 2013, respectively. The $17.2 million increase in operating income was the net result of an increase in gross profit of $25.6 million, partially offset by an increase in SG&A expenses of $8.0 million. The increase in gross profit of $25.6 million was primarily due to higher net sales. Gross profit was impacted by a $7.5 million pre-tax charge related to the anticipated ESQ Movado watch brand returns and the write down of ESQ Movado excess inventory. The increase in SG&A expense included higher marketing expenses of $6.3 million, which included a $0.8 million pre-tax charge related to the write down of unused displays and point of sale materials, as a result of the Company’s decision to reduce the presence of ESQ Movado while expanding the Movado brand offering in certain retail doors. Also contributed to the increase in SG&A expenses were higher trade show expenses of $2.5 million, primarily related to the Baselworld Watch and Jewelry Show, a recovery of bad debt of $1.2 million in fiscal 2013 that did not recur and higher office related expenses of $0.7 million.  These increases in SG&A expenses were partially offset by lower compensation and benefit expense of $1.4 million resulting primarily from a lower accrual for performance-based compensation, the lower performance-based compensation accrual was partially offset by higher headcount and salaries, also partially offsetting the increases in SG&A was a decrease of $1.0 million of charitable contributions made to the Movado Group Foundation.

U.S. Wholesale Operating Loss

Operating loss of $1.5 million and $9.2 million, which includes unallocated corporate expenses, was recorded in the United States location of the Wholesale segment for fiscal 2014 and 2013, respectively. The decrease in loss of $7.7 million was due to higher gross profit of $12.4 million, which was primarily attributable to higher sales.  Gross profit was impacted by a $7.5 million pre-tax charge related to the anticipated ESQ Movado watch brand returns and the write down of ESQ Movado excess inventory. The higher gross profit was partially offset by higher SG&A expenses of $4.7 million, which was primarily attributable to higher marketing expense of $3.8 million resulting from the Company’s decision to continue investment in this area to drive sales growth, and which included a $0.8 million pre-tax charge related to the write down of unused displays and point of sale materials as a result of the Company’s decision to reduce the presence of ESQ Movado while expanding the Movado brand offering in certain retail doors.  Also contributing to the increase in SG&A expenses was a recovery of bad debt of $0.9 million in the prior year period due to settlements with certain customers that did not recur. Additionally, the increase in SG&A expenses included higher compensation and benefit expense of $1.5 million recorded during the current year resulting from higher headcount and salary increases, partially offset by a lower accrual for performance-based compensation. Higher office related expenses of $0.5 million also contributed to the increase in SG&A expenses.  These increases were partially offset by a decrease of $1.0 million in charitable contributions made to the Movado Group Foundation and a smaller foreign currency loss of $0.5 million related to the settlement of certain foreign denominated assets.

International Wholesale Operating Income

Operating income of $56.7 million and $47.2 million was recorded in the international location of the Wholesale segment for fiscal 2014 and 2013, respectively. The increase in income of $9.5 million was due to higher gross profit of $13.2 million, which was primarily attributable to higher sales. The higher gross profit was partially offset by higher SG&A expenses of $3.6 million, which included higher marketing expenses of $2.5 million and higher trade show expenses of $2.5 million, primarily related to the Baselworld Watch and Jewelry Show and the effect of fluctuations in foreign currency exchange rates, which unfavorably impacted SG&A expenses for fiscal 2014 by $0.9 million.  These increased SG&A expenses were partially offset by lower compensation and benefit expenses of $2.9 million resulting primarily from a lower accrual for performance-based compensation and lower expenses related to separation agreements.

Retail Operating Income

Operating income of $12.5 million and $11.3 million was recorded in the retail segment for fiscal 2014 and 2013, respectively. The $1.2 million increase in operating income was the result of an increase in gross profit of $1.8 million, partially offset by an increase in SG&A expenses of $0.6 million. The increase in gross profit of $1.8 million was primarily attributable to higher sales. The increase in SG&A expenses of $0.6 million was primarily due to higher compensation, benefit expenses and occupancy expenses related to the opening of new stores in the current year.

Other Income

Other income for fiscal 2014 consisted of a $1.5 million pre-tax gain on the sale of a building. The Company received cash proceeds from the sale of $2.2 million in the first quarter of fiscal year 2014. Prior to the sale, the building had been classified as an asset held for sale in other current assets.

Interest Expense

Interest expense was $0.4 million for both fiscal 2014 and 2013, which primarily consisted of the amortization of deferred financing costs.

For borrowings data for the fiscal years ended January 31, 2014 and 2013, see Note 4 to the Consolidated Financial Statements.

Interest Income

Interest income was $0.1 million for both fiscal 2014 and 2013.

Income Taxes

The Company recorded tax of $17.4 million and a tax benefit of $8.8 million for fiscal 2014 and 2013, respectively.  Fiscal 2013 included a tax benefit of $19.8 million attributable to the reversal of a majority of the valuation allowance on the U.S. net deferred tax assets. The effective tax rate for fiscal 2014 was 25.2%. The effective tax rate for fiscal 2014 was primarily the result of foreign profits being taxed in lower taxing jurisdictions and the release of liabilities for uncertain tax positions as a result of favorable U.S. and foreign audit settlements partially offset by no tax benefit being realized on certain foreign net operating losses.  The effective tax rate for fiscal 2013 was -18.0%.  The effective tax rate for fiscal 2013 was primarily the result of the release of the majority of a valuation allowance against net deferred tax assets in the United States, and the net tax benefit related to foreign business restructurings in Japan and the UK. See Note 7 to the Company’s Consolidated Financial Statements for further information regarding income taxes.

Net Income Attributed to Movado Group, Inc.

For fiscal 2014 and 2013, the Company recorded net income attributed to Movado Group, Inc. of $50.9 million and $57.1 million, respectively.

Fiscal 2013 Compared to Fiscal 2012

Net Sales

Net sales in fiscal 2013 were $505.5 million, $37.4 million or 8.0% above the prior year. Net sales in fiscal 2013 included an additional sales allowance of $4.9 million related to the repositioning of the Coach watch brand from a watch line priced to be sold in a department store’s fine watch department to one suitable for sale in the fashion watch department. The allowance represents the Company’s estimated cost of its aggregate allowance to Coach watch retailers affected by the repositioning. Net sales in fiscal 2012 included a sale of certain proprietary movements for $3.0 million. The increase in net sales was driven by growth in both the United States and international locations of the wholesale segment. For fiscal 2013, fluctuations in foreign currency exchange rates unfavorably impacted net sales by $7.6 million when compared to the prior year.

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

Wholesale Operating Income

Operating income of $38.0 million and $24.7 million, which includes unallocated corporate expenses, was recorded in the Wholesale segment for fiscal 2013 and 2012, respectively. The $13.3 million increase in operating income was the net result of an increase in gross profit of $19.2 million, partially offset by an increase in SG&A expenses of $5.9 million. The increase in gross profit of $19.2 million was primarily due to higher net sales. The increase in SG&A expense included higher compensation and benefit expense of $5.9 million recorded during the current year resulting from higher performance-based compensation, separation agreements, higher headcount and salary increases. Higher marketing expense of $3.8 million was recorded during the current year resulting from the

Company’s decision to continue investment in this area to drive sales growth. Additionally, the increase in SG&A expenses included higher rent related expenses of $0.8 million, due to the move of the Company’s Swiss offices. These increases in SG&A expenses were partially offset by the effect of fluctuations in foreign currency exchange rates which favorably impacted SG&A expenses for fiscal 2013 by $5.4 million, of which $3.4 million was the result of lower transactional losses recorded year-over-year and $2.0 million was the result of decreases from the translation of foreign subsidiary results.

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

Retail Operating Income

Operating income of $11.3 million and $8.9 million was recorded in the retail segment for fiscal 2013 and 2012, respectively. The $2.4 million increase in operating income was the result of an increase in gross profit of $2.2 million and a decrease in SG&A expenses of $0.2 million. The increase in gross profit of $2.2 million was primarily attributed to higher gross margin percentage achieved. The decrease in SG&A expenses of $0.2 million was primarily due to the closing in fiscal 2013 of the Movado brand flagship store located at Rockefeller Center in New York City.

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

Net Income Attributed to Movado Group, Inc.

For fiscal 2013 and 2012, the Company recorded net income attributed to Movado Group, Inc. of $57.1 million and $32.0 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2014 and January 31, 2013 the Company had $157.7 million and $167.9 million of cash and cash equivalents, $120.7 million and $135.1 million of which consisted of cash and cash equivalents at the Company’s foreign subsidiaries, respectively. At January 31, 2014 one of the Company’s foreign subsidiaries also had invested $33.1 million in a six-month time deposit which matures on July 24, 2014, labeled as Short-term Investments on the Consolidated Balance Sheet.  The majority of the foreign cash balances are associated with earnings that the Company has asserted are permanently reinvested, and which are required to support continued growth outside the U.S. through funding of capital expenditures, operating expenses and similar cash needs of the foreign operations. The Company has previously provided for taxes on $12.7 million of earnings that have not yet been repatriated.

At January 31, 2014, the Company had working capital of $401.7 million as compared to $360.6 million in the prior year. The Company defines working capital as the difference between current assets and current liabilities.

Cash provided by operating activities was $54.5 million and $38.8 million for fiscal 2014 and 2013, respectively. The $54.5 million of cash provided by operating activities for fiscal 2014 was primarily due to net income of $51.5 million and favorable non-cash items of $24.7 million, partially offset by the change in working capital of $18.9 million. The change in working capital of $18.9 million was primarily due to an increase in inventory primarily to support higher sales and new brand introduction and an increase in accounts receivable primarily due to increased sales. Also contributing to the change in working capital was the pay down of certain liabilities and the increase in certain other current assets primarily related to display inventory, partially offset by an increase in accounts payable related to the build of inventory and an increase in income taxes payable. The $38.8 million of cash provided by operating activities for fiscal 2013 was primarily due to income from operations of $57.9 million and favorable non-cash items of $1.5 million, partially offset by an unfavorable change in working capital of $20.7 million.  The change in working capital of $20.7 million in fiscal 2013 was primarily due to the decrease in liabilities and increase in certain current assets primarily related to display inventory and prepayments regarding the Baselworld Watch and Jewelry Show.

Cash used in investing activities amounted to $47.9 million and $16.3 million for fiscal 2014 and 2013, respectively. The cash used in fiscal 2014 consisted of short-term investments of $33.1 million related to the six-month time deposit described above, capital expenditures of $16.7 million, primarily related to the construction of Baselworld Watch and Jewelry Show booths, office improvements, retail store renovations and construction of shop-in-shops at some of the Company’s wholesale customers. These current period expenditures were partially offset by proceeds of $2.2 million received from the sale of a building held for sale. The cash used in fiscal 2013, consisted of capital expenditures of $16.0 million, primarily related to the integration of computer hardware and software, office improvements, retail store renovations, and spending on tooling and design.

The Company expects that annual capital expenditures in fiscal 2015 will be approximately $17.0 million as compared to approximately $16.7 million in fiscal 2014. The capital spending will be primarily for projects in the ordinary course of business including facilities’ and Basel Fair improvements, shop-in-shops, computer hardware and software and tooling costs. The Company has the ability to manage a portion of its capital expenditures on discretionary projects. Management believes that the cash on hand in addition to the expected cash flow from operations and the Company’s short-term borrowing capacity will be sufficient to meet its working capital needs for at least the next twelve months.

Cash used in financing activities amounted to $16.5 million and $38.4 million for fiscal 2014 and 2013, respectively. Cash used in financing activities for both fiscal 2014 and 2013, was primarily to pay dividends. Cash used in financing activities for 2014 also included the repurchase of the Company’s common stock, partially offset by the result of stock option exercises for the year. Cash used in financing activities for 2013 also included the net result of stock option exercises for the year.

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

Availability under the Facility is determined by reference to a borrowing base which is based on the sum of a percentage of eligible accounts receivable and eligible inventory of the Borrowers. $10.0 million in availability is blocked unless the Borrowers have achieved for the most recently ended four fiscal quarter periods a consolidated fixed charge coverage ratio of at least 1.25 to 1.0 with domestic EBITDA greater than $10.0 million. The Borrowers are not currently subject to the availability block. The availability block, if applicable, will be reduced by the amount by which the borrowing base exceeds $25.0 million, up to a maximum reduction of $5.0 million. Availability under the Facility may be further reduced by certain reserves established by the Agent in its good faith credit judgment. The Second Amendment reduced the Lenders’ total commitment under the Loan Agreement from $55 million to $25 million and consequently availability was correspondingly reduced. As of January 31, 2014, total availability under the Facility, giving effect to an availability block of $0, no outstanding borrowings and the letters of credit outstanding under the subfacility, was $20.4 million.

The initial applicable margin for LIBOR rate loans was 4.25% and for base rate loans was 3.25%. After July 17, 2010, the applicable margins decreased or increased by 0.25% per annum from the initial applicable margins depending on whether average availability for the most recently completed fiscal quarter was either greater than $12.5 million, or was $5.0 million or less, respectively. The First Amendment reduced the applicable margins for both LIBOR rate loans and base rate loans by 1.25% and the Second Amendment further reduced the applicable margins by 0.75%. Accordingly, as of January 31, 2014 and based on current availability, the applicable margins were 2.00% and 1.00% for LIBOR and base rate loans, respectively.

After the date (the “Block Release Date”) when availability under the Facility is no longer subject to any blocked amount, if borrowing availability is less than $12.5 million, the Borrowers will be subject to a minimum fixed charge coverage ratio until such time as borrowing availability has been greater than $12.5 million for at least 90 consecutive days.

After the Block Release Date, cash dominion will be imposed if borrowing availability is less than $10.0 million and will continue until such time as borrowing availability has been greater than $10.0 million for at least 45 consecutive days. As of January 31, 2014, the Borrowers were not subject to cash dominion, nor do the Borrowers expect to be subject to such a requirement in the foreseeable future.

The Loan Agreement contains additional affirmative and negative covenants binding on the Borrowers and their subsidiaries that are customary for asset based facilities, including, but not limited to, restrictions and limitations on the incurrence of debt for borrowed money and liens, dispositions of assets, capital expenditures, dividends and other payments in respect of equity interests, the making of loans and equity investments, prepayments of subordinated and certain other debt, mergers, consolidations, liquidations and dissolutions, and transactions with affiliates. The Loan Agreement permits Borrowers to pay distributions as dividends and make share repurchases up to an aggregate of $150.0 million (less the amount of any charitable donations made by the Company which are permitted up to an aggregate amount of $14 million) and make acquisitions up to an aggregate of $50.0 million, as long as, at the time of such transaction, either (A) Borrowers have cash assets of at least $60.0 million with no revolver loans outstanding, or (B) (i) the consolidated fixed charge coverage ratio is at least 1.25 to 1.00, (ii) availability is greater than $12.5 million and (iii) positive EBITDA plus repatriated cash dividends minus restricted payments are greater than $0. The Company, as of January 31, 2014, was in compliance with these financial covenants and, therefore, is permitted to pay dividends. The Company presently expects that it will be able to pay any dividends declared through the remaining term of the Facility.

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

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. As of January 31, 2014, these lines of credit totaled 5 million Swiss francs with a dollar equivalent of $5.5 million. As of January 31, 2013, these lines of credit totaled 10 million Swiss francs with dollar equivalents of $11.0 million. As of January 31, 2014 and 2013, there were no borrowings against these lines.

As of January 31, 2014, two European banks and a Canadian bank have guaranteed obligations to third parties on behalf of three of the Company’s foreign subsidiaries in the amount equivalent to $1.5 million in various foreign currencies.

The Company paid cash dividends of $0.26 per share or approximately $6.6 million for fiscal 2014.  The Company paid cash dividends of $1.45 per share or approximately $36.7 million for fiscal 2013, which included two special cash dividends of $0.50 and $0.75 per share of common stock and class A common stock.  The Company paid cash dividends of $0.12 per share, or approximately $3.0 million for fiscal 2012.

On March 26, 2014, the Board approved an increase in the Company’s quarterly cash dividend to $0.10 for each share of the Company’s outstanding common stock and class A common stock. This dividend will be paid on April 21, 2014 to all shareholders of record as of the close of business on April 7, 2014. The decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

On November 26, 2013, the Board approved the payment of a cash dividend of $0.08 for each share of the Company’s outstanding common stock and class A common stock. This dividend was on December 20, 2013 to all shareholders of record as of the close of business on December 6, 2013.

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

On March 20, 2013, the Board approved a share repurchase program under which the Company may purchase up to $50.0 million shares of its outstanding common stock from time to time, depending on market conditions, share price and other factors. This authorization expires on January 31, 2016, and the Company may purchase shares of its common stock through open market purchases, block trades or otherwise. The shares will be purchased primarily to mitigate the dilutive impact of equity grants during the course of the next few years. Therefore, the Company does not expect the share repurchase program to have a significant impact on the weighted average of shares outstanding. During the twelve months ended January 31, 2014, the Company repurchased a total of 272,533 shares of common stock at a total cost of approximately $10.5 million or an average of $38.48 per share, which included 27,000 shares repurchased from the Movado Group Foundation at a total cost of approximately $1.1 million or an average of $39.21 per share.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Payments due by period (in thousands):

	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Contractual Obligations:
Operating Lease Obligations (1)	$45,594	$10,659	$19,296	$11,046	$4,593
Purchase Obligations (2)	60,344	60,344	—	—	—
Other Long-Term Obligations (3)	136,675	32,228	51,961	44,230	8,256
Total Contractual Obligations	$242,613	$103,231	$71,257	$55,276	$12,849
(1)

Includes store operating leases, which generally provide for payment of direct operating costs in addition to rent. These obligation amounts include future minimum lease payments and exclude direct operating costs.

(2)

The Company had outstanding purchase obligations with suppliers at the end of fiscal 2014 for raw materials, finished watches and packaging in the normal course of business. These purchase obligation amounts do not represent total anticipated purchases but represent only amounts to be paid for items required to be purchased under agreements that are enforceable, legally binding and specify minimum quantity, price and term.

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

Unrecognized tax benefits at January 31, 2014 of $2.7 million and accrued interest and penalties of $0.8 million (both gross of tax benefit) are not included above. The final outcome of tax uncertainties is dependent upon various matters including tax examinations, interpretation of the applicable tax laws or expiration of statutes of limitations. The Company believes that its tax positions comply with applicable tax law and that it has adequately provided for these matters. However, the audits may result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. Management anticipates that it is reasonably possible that the total gross amount of unrecognized tax benefits will decrease by approximately $0.1 million in the next 12 months due to the potential expiration of the statute of limitations for certain tax return examinations, a portion of which may affect the effective tax rate; however, management does not currently anticipate a significant effect on net earnings. Future developments may result in a change in this assessment.

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

In September 2013, the Internal Revenue Service and the United States Treasury Department issued final tax regulations that provided guidance regarding the deduction and capitalization of expenditures related to tangible property. The Company does not expect the final tax regulations to have a material impact on its financial statements.

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

The Company uses forward exchange contracts to offset its exposure to certain foreign currency receivables and liabilities. These forward contracts were not designated as qualified hedges and, therefore, changes in the fair value of these derivatives are recognized into earnings, thereby offsetting the current earnings effect of the related foreign currency receivables and liabilities.

As of January 31, 2014, the Company’s entire net forward contracts hedging portfolio consisted of 48.0 million Swiss francs equivalent for various expiry dates ranging through July 17, 2014 compared to a portfolio of 36.0 million Swiss francs equivalent for various expiry dates ranging through July 22, 2013 as of January 31, 2013. If the Company were to settle its Swiss franc forward contracts at January 31, 2014, the net result would be a gain of $0.1 million, net of tax expense of $0.1 million. The Company had no Swiss franc option contracts related to cash flow hedges as of January 31, 2014 or January 31, 2013.

The Company’s Board of Directors authorized the hedging of the Company’s Swiss franc denominated investment in its wholly-owned Swiss subsidiaries using purchase options under certain limitations. These hedges are treated as net investment hedges under the relevant accounting guidance regarding derivative instruments. As of January 31, 2014 and 2013, the Company did not hold a purchased option hedge portfolio related to net investment hedging.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under a hedging program, the Company can purchase various commodity derivative instruments, primarily future contracts. These derivatives are documented as qualified cash flow hedges, and gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. The Company did not hold any futures contracts in its gold hedge portfolio related to cash flow hedges as of January 31, 2014 and 2013, thus any changes in the gold price will have an equal effect on the Company’s cost of sales.

As of January 31, 2014 and 2013, the Company held no commodity futures contracts related to gold however, during fiscal 2012, the Company entered into commodity futures contracts to offset its exposure to the fluctuating value of gold. These futures contracts were not designated as qualified hedges and, therefore, changes in the fair value of these derivatives were recognized into earnings, thereby offsetting the earnings effect of fluctuations in the sale price of gold.  This resulted from the Company decision to significantly reduce its offering of gold watches and the Company decided to melt its non-core inventory of gold watches because the current salvage value of the gold was adequate and could be easily and quickly realized, while significant excessive time, effort and costs would be required to sell the gold watches.

Debt and Interest Rate Risk

In addition, the Company has certain debt obligations with variable interest rates, which are based on LIBOR plus a fixed additional interest rate. The Company does not hedge these interest rate risks. As of January 31, 2014, the Company had no outstanding debt. For additional information concerning potential changes to future interest obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

The Company’s Chief Executive Officer and Chief Financial Officer have furnished the Sections 302 and 906 certifications required by the U.S. Securities and Exchange Commission in this annual report on Form 10-K. In addition, the Company’s Chief Executive Officer certified to the NYSE in June 2013 that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the year ended January 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

See Consolidated Financial Statements and Supplementary Data for Management’s Annual Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is included in the Company’s Proxy Statement for the 2014 annual meeting of shareholders under the captions “Election of Directors” and “Management” and is incorporated herein by reference.

Information on the beneficial ownership reporting for the Company’s directors and executive officers is contained in the Company’s Proxy Statement for the 2014 annual meeting of shareholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Information on the Company’s Audit Committee and Audit Committee Financial Expert is contained in the Company’s Proxy Statement for the 2014 annual meeting of shareholders under the caption “Information Regarding the Board of Directors and Its Committees” and is incorporated herein by reference.

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

Item 11.  Executive Compensation

The information required by this item is included in the Company’s Proxy Statement for the 2014 annual meeting of shareholders under the captions “Executive Compensation” and “Compensation of Directors” and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included in the Company’s Proxy Statement for the 2014 annual meeting of shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this item is included in the Company’s Proxy Statement for the 2014 annual meeting of shareholders under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information required by this item is included in the Company’s Proxy Statement for the 2014 annual meeting of shareholders under the caption “Fees Paid to PricewaterhouseCoopers LLP” and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report
1.	Financial Statements:

See Financial Statements Index on page 37 included in Item 8 of Part II of this annual report.

2.	Financial Statement Schedule:

Schedule II                    Valuation and Qualifying Accounts and Reserves

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

3.	Exhibits:

Incorporated herein by reference is a list of the Exhibits contained in the Exhibit Index on pages 42 through 45 of this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOVADO GROUP, INC. (Registrant)
Dated: March 28, 2014	By:	/s/ Efraim Grinberg
Efraim Grinberg
Chairman of the Board of Directors
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 28, 2014	/s/ Efraim Grinberg
Efraim Grinberg
Chairman of the Board of Directors
and Chief Executive Officer

Dated: March 28, 2014	/s/ Richard J. Coté
Richard J. Coté
President and
Chief Operating Officer

Dated: March 28, 2014	/s/ Sallie A. DeMarsilis
Sallie A. DeMarsilis
Senior Vice President, Chief Financial Officer
and Principal Accounting Officer

Dated: March 28, 2014	/s/ Alex Grinberg
Alex Grinberg
Senior Vice President Customer/Consumer
Centric Initiatives

Dated: March 28, 2014	/s/ Peter Bridgman
Peter Bridgman
Director

Dated: March 28, 2014	/s/ Margaret Hayes Adame
Margaret Hayes Adame
Director

Dated: March 28, 2014	/s/ Alan H. Howard
Alan H. Howard
Director

Dated: March 28, 2014	/s/ Richard D. Isserman
Richard D. Isserman
Director

Dated: March 28, 2014	/s/ Nathan Leventhal
Nathan Leventhal
Director

Dated: March 28, 2014	/s/ Maurice Reznik
Maurice Reznik
Director

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated By-Laws of the Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 8, 2008.
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

Exhibit Number	Description
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

10.26

Patent and Trademark Security Agreement dated as of June 5, 2009, by Movado Group, Inc. and Movado LLC in favor of Bank of America, N.A., as agent. Incorporated herein by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed June 9, 2009.

10.27

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

10.28

Amendment Number 2 to Movado Group, Inc. 1996 Stock Incentive Plan as Amended and Restated as of April 8, 2004. Incorporated herein by reference to Annex A to the Registrant’s Definitive Proxy Statement filed with the SEC on May 8, 2009.*

Exhibit Number	Description
10.29

Amendment Number 6 to License Agreement dated December 9, 1996 between the Registrant and Coach, Inc. effective June 4, 2009. Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009.

10.30

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

10.32

Second Amendment to License Agreement between L.C. Licensing, Inc., Movado Group, Inc. and Swissam Products Limited dated as of December 6, 2010, further amending the License Agreement dated as of November 15, 2005. Incorporated herein by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2011.

10.33

Tenth Amendment to Lease dated March 10, 2011 between Mack-Cali Realty, L.P., as landlord, and the Registrant, as tenant, further amending the lease dated as of December 21, 2000. Incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2011.

10.34

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

10.35

Third Amendment dated as of June 1, 2011 to the License Agreement dated as of November 15, 2005 by and between L.C. Licensing, Inc., Registrant and Swissam Products Limited. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011.

10.36

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

10.37

Amended and Restated License Agreement, effective as of January 1, 2012 by and between MGI Luxury Group, S.A. and Hugo Boss Trademark Management GmbH & Co. KG. Incorporated herein by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2012.

10.38

License Agreement entered into as of March 22, 2012 by and between the Registrant and Ferrari S.p.A. Incorporated herein by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2012.

10.39

Second Amendment entered into as of September 30, 2012 to Amended and Restated License Agreement dated September 16, 2009 by and between the Registrant, Swissam Products Limited and Tommy Hilfiger Licensing, LLC. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2012.

10.40

Fourth Amendment dated as of September 28, 2012 to License Agreement dated as of November 15, 2005 by and between the Registrant and L.C. Licensing LLC. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2012.

10.41

Movado Group, Inc. Amended and Restated Deferred Compensation Plan for Executives, effective January 1, 2013. Incorporated herein by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on May 2, 2013. *

10.42

Movado Group, Inc. 1996 Stock Incentive Plan, Amended and Restated as of April 8, 2013. Incorporated herein by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on May 2, 2013. *

10.43

Third Amendment entered into as of November 13, 2013 to Amended and Restated License Agreement dated September 16, 2009 by and between the Registrant, Swissam Products Limited and Tommy Hilfiger Licensing, LLC.**

Exhibit Number	Description
21.1	Subsidiaries of the Registrant.***
23.1	Consent of PricewaterhouseCoopers LLP.***
31.1	Certification of Chief Executive Officer.***
31.2	Certification of Chief Financial Officer.***
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
101

The following materials from the Company’s Form 10-K for the year ended January 31, 2014, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Equity, (vi) Notes to the Consolidated Financial Statements, (vii) Schedule II- Valuation and Qualifying Accounts and Reserves.

*	Constitutes a compensatory plan or arrangement
**	Confidential portions of Exhibit 10.43 have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.
***	Filed herewith

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of January 31, 2014.

Our internal control over financial reporting as of January 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Movado Group, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Movado Group, Inc. and its subsidiaries (the “Company”) at January 31, 2014 and January 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2014 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2014, based on criteria established in the Internal Control - Integrated Framework (1992)  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing in the accompanying index.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
March 28, 2014

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Year Ended January 31,
	2014	2013	2012
Net sales	$570,255	$505,478	$468,117
Cost of sales	264,994	227,596	211,772
Gross profit	305,261	277,882	256,345
Selling, general and administrative	237,519	228,536	222,782
Operating income	67,742	49,346	33,563
Other income, net (Note 16)	1,526	—	747
Interest expense	(436)	(434)	(1,277)
Interest income	86	144	199
Income before income taxes	68,918	49,056	33,232
Provision for / (benefit) of income taxes (Note 7)	17,373	(8,812)	604
Net income	51,545	57,868	32,628
Less: Net income attributed to noncontrolling interests	668	785	633
Net income attributed to Movado Group, Inc.	$50,877	$57,083	$31,995
Basic income per share:
Weighted basic average shares outstanding	25,506	25,267	24,926
Net income per share attributed to Movado Group, Inc.	$1.99	$2.26	$1.28
Diluted income per share:
Weighted diluted average shares outstanding	25,849	25,664	25,141
Net income per share attributed to Movado Group, Inc.	$1.97	$2.22	$1.27
Dividends paid per share	$0.26	$1.45	$0.12

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Fiscal Year Ended January 31,
	2014	2013	2012
Comprehensive income, net of taxes:
Net income including noncontrolling interests	$51,545	$57,868	$32,628
Net unrealized gain / (loss) on investments net of tax of $77, $66, $0, respectively	213	(19)	(47)
Net change in effective portion of hedging contracts	-	990	(851)
Foreign currency translation adjustments	1,234	3,448	5,714
Comprehensive income including noncontrolling interests	52,992	62,287	37,444
Less: Comprehensive income attributable to noncontrolling interests	684	855	555
Total comprehensive income attributable to Movado Group, Inc.	$52,308	$61,432	$36,889

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$157,659	$167,889
Short term investments	33,099	-
Trade receivables	68,683	61,398
Inventories	181,305	167,256
Other current assets	44,564	37,556
Total current assets	485,310	434,099
Property, plant and equipment, net	47,796	44,501
Deferred income taxes	14,891	22,749
Other non-current assets	30,613	25,013
Total assets	$578,610	$526,362
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$33,598	$22,075
Accrued liabilities	29,118	34,794
Accrued payroll and benefits	14,455	16,342
Deferred and current income taxes payable	6,422	275
Total current liabilities	83,593	73,486
Deferred and non-current income taxes payable	3,518	5,637
Other non-current liabilities	25,509	21,547
Total liabilities	112,620	100,670
Commitments and contingencies (Notes 8 and 9)
Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 26,643,108 and 26,440,975 shares issued, respectively	266	264
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,638,262 and 6,632,967 shares issued and outstanding, respectively	66	66
Capital in excess of par value	165,342	159,696
Retained earnings	316,334	272,094
Accumulated other comprehensive income	103,702	102,271
Treasury Stock, 7,945,419 and 7,634,649 shares at cost, respectively	(122,406)	(110,701)
Total Movado Group, Inc. shareholders’ equity	463,304	423,690
Noncontrolling interests	2,686	2,002
Total equity	465,990	425,692
Total liabilities and equity	$578,610	$526,362

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended January 31,
	2014	2013	2012
Cash flows from operating activities:
Net income including noncontrolling interests	$51,545	$57,868	$32,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,233	10,608	11,408
Write-down of inventories	5,586	2,621	1,772
Foreign currency transactional losses	1,403	511	—
Deferred income taxes	4,169	(16,161)	(8,691)
Gain on sale of asset held for sale	(1,526)	—	(747)
Stock-based compensation	3,787	2,888	1,675
Excess (tax benefit) from stock-based compensation	(915)	(1,657)	(214)
Stock donation	—	2,653	—
Changes in assets and liabilities:
Trade receivables	(7,304)	(766)	(3,086)
Inventories	(19,077)	(2,371)	19,152
Other current assets	(5,141)	(5,332)	6,820
Accounts payable	11,581	(11,728)	11,783
Accrued liabilities	(4,171)	(3,153)	7,733
Accrued payroll and benefits	(1,887)	1,519	6,512
Income taxes payable	7,054	1,161	(280)
Other non-current assets	(5,752)	(3,112)	(819)
Other non-current liabilities	2,931	3,232	416
Net cash provided by operating activities	54,516	38,781	86,062
Cash flows from investing activities:
Capital expenditures	(16,707)	(15,978)	(8,170)
Trademarks	(285)	(285)	(203)
Short term investments	(33,099)	—	—
Proceeds from asset held for sale	2,196	—	1,165
Net cash (used in) investing activities	(47,895)	(16,263)	(7,208)
Cash flows from financing activities:
Stock options exercised and other changes	(305)	1,575	1,373
Excess tax benefit from stock-based compensation	915	1,657	214
Stock repurchase	(10,488)	—	—
Purchase of incremental ownership of U.K. joint venture	—	(4,689)	—
Distribution of noncontrolling interests earnings	—	(234)	(127)
Dividends paid	(6,637)	(36,684)	(2,985)
Net cash (used in) financing activities	(16,515)	(38,375)	(1,525)
Effect of exchange rate changes on cash and cash equivalents	(336)	1,545	1,856
Net (decrease) / increase in cash and cash equivalents	(10,230)	(14,312)	79,185
Cash and cash equivalents at beginning of year	167,889	182,201	103,016
Cash and cash equivalents at end of year	$157,659	$167,889	$182,201

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except per share amounts)

	Movado Group, Inc. Shareholders’ Equity
	Preferred Stock	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interests	Total
Balance, January 31, 2011	$—	$259	$66	$149,492	$222,685	$93,028	$(111,331)	$2,280	$356,479
Net income					31,995			633	32,628
Dividends ($0.12 per share)					(2,985)				(2,985)
Stock options exercised, net of tax of $0		2		2,125			(578)		1,549
Supplemental executive retirement plan				39					39
Stock-based compensation expense				1,675					1,675
Net unrealized loss on investments, net of tax benefit of $0						(47)			(47)
Net change in effective portion of hedging contracts, net of tax of $0						(851)			(851)
Foreign currency translation adjustment (1)						5,792		(78)	5,714
Distribution of noncontrolling interests earnings								(127)	(127)
Balance, January 31, 2012	—	261	66	153,331	251,695	97,922	(111,909)	2,708	394,074
Net income					57,083			785	57,868
Dividends ($1.45 per share)					(36,684)				(36,684)
Stock options exercised, net of tax benefit of $1,657		3		4,600			(1,461)		3,142
Supplemental executive retirement plan				91					91
Stock-based compensation expense				2,888					2,888
Net unrealized loss on investments, net of tax of $66						(19)			(19)
Net change in effective portion of hedging contracts, net of tax of $0						990			990
Stock donation				2,148			2,669		4,817
Joint venture incremental share purchase				(3,362)				(1,327)	(4,689)
Foreign currency translation adjustment (1)						3,378		70	3,448
Distribution of noncontrolling interests earnings								(234)	(234)
Balance, January 31, 2013	—	264	66	159,696	272,094	102,271	(110,701)	2,002	425,692
Net income					50,877			668	51,545
Dividends ($0.26 per share)					(6,637)				(6,637)
Stock options exercised, net of tax benefit of $915		2		1,825			(1,217)		610
Supplemental executive retirement plan				34					34
Stock-based compensation expense				3,787					3,787
Net unrealized gain on investments, net of tax of $77						213			213
Foreign currency translation adjustment (1)						1,218		16	1,234
Stock repurchase							(10,488)		(10,488)
Balance, January 31, 2014	$—	$266	$66	$165,342	$316,334	$103,702	$(122,406)	$2,686	$465,990
(1)	The currency translation adjustment is not adjusted for income taxes to the extent that they relate to permanent investments in international subsidiaries.

See Notes to Consolidated Financial Statement

NOTES TO MOVADO GROUP, INC.’S CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Movado Group, Inc. (together with its subsidiaries, the “Company”) designs, sources, markets and distributes quality watches with prominent brands in almost every price category comprising the watch industry. In fiscal 2014, the Company marketed ten distinctive brands of watches: Coach, Concord, Ebel, ESQ, Scuderia Ferrari, HUGO BOSS, Juicy Couture, Lacoste, Movado, and Tommy Hilfiger, which compete in most segments of the watch market.

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

In addition to its sales to trade customers and independent distributors, the Company also operates outlet stores throughout the United States, through which it sells discontinued models and factory seconds of all of the Company’s watches.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly and majority-owned joint ventures. Intercompany transactions and balances have been eliminated.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company uses estimates when accounting for sales discounts, allowances and incentives, warranties, income taxes, depreciation, amortization, inventory write-downs, stock-based compensation, contingencies, impairments and asset and liability valuations.

Reclassification

Certain reclassifications were made to prior years’ financial statement amounts and related note disclosures to conform to the fiscal 2014. In fiscal 2013 and 2012 certain assets were reclassified from accounts receivable to inventory and certain accrued liabilities were reclassified to accrued payroll and benefits to conform to the fiscal 2014 presentation.

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

The financial statements of the Company’s international subsidiaries have been translated into United States dollars by translating balance sheet accounts at year-end exchange rates and statement of operations accounts at average exchange rates for the year. Foreign currency transaction gains and losses are charged or credited to earnings as incurred. Foreign currency translation gains and losses are reflected in the equity section of the Company’s consolidated balance sheet in Accumulated Other Comprehensive Income. The balance of the foreign currency translation adjustment, included in Accumulated Other Comprehensive Income, was $103.4 million and $102.2 million as of January 31, 2014 and 2013, respectively.

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with original maturities at date of purchase of three months or less.

Short Term Investments

Short term investments are classified as held to maturity and consist entirely of six month time deposits.  At the time of purchase, management determines the appropriate classification of these investments and re-evaluates such designation of each balance sheet date.

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

The Company’s trade customers include department stores, jewelry store chains and independent jewelers. All of the Company’s watch brands, except ESQ, are also marketed outside the U.S. through a network of independent distributors. Accounts receivable are stated net of doubtful accounts, returns and allowances of $23.1 million, $20.0 million and $18.7 million at January 31, 2014, 2013 and 2012, respectively. In fiscal 2014, the Company recorded return reserves of $4.9 million, for anticipated returns which resulted from the Company’s decision to reduce the presence of ESQ Movado in certain retail doors while expanding the Movado brand offering.  In fiscal 2013, the Company recorded a charge of $4.9 million related to the repositioning of the Coach watch brand from a collection priced to be sold in a department store’s fine watch department to one suitable for sale in the fashion watch department. The allowance represented the Company’s estimated cost of the aggregate sales allowance to Coach watch retailers affected by the repositioning.

The Company’s concentrations of credit risk arise primarily from accounts receivable related to trade customers during the peak selling seasons. The Company has significant accounts receivable balances due from major national chain and department stores. The Company’s results of operations could be materially adversely affected in the event any of these customers or a group of these customers defaulted on all or a significant portion of their obligations to the Company as a result of financial difficulties. As of January 31, 2014, except for those accounts provided for in the reserve for doubtful accounts, the Company knew of no situations with any of the Company’s major customers which would indicate any such customer’s inability to make its required payments.

Inventories

The Company valued its inventory at the lower of cost or market. Effective February 1, 2011, the Company changed its method of valuing its U.S. inventories to the average cost method. With this change, all of the Company’s inventories were valued using the average cost method. The Company believes that the average cost method of inventory valuation is preferable because (1) it permits the Company to use a single method of accounting for all of the Company’s U.S. and international inventories, (2) it aligns costing with the Company’s forecasting and procurement decisions, and (3) since a number of the Company’s key competitors use the average cost method, it improves comparability of the Company’s financial statements. The Company performed reviews of its on-hand inventory to determine amounts, if any, of inventory that is deemed discontinued, excess, or unsaleable. Inventory classified as discontinued, together with the related component parts which can be assembled into saleable finished goods, is sold primarily through the Company’s outlet stores. When management determines that finished product is unsaleable or that it is impractical to build the excess components into watches for sale, a charge is recorded to value those products and components at the lower of cost or market.

In the fourth quarter of fiscal 2014, the Company recorded inventory reserves of $2.6 million related to the write down of ESQ Movado excess watch inventory, as a result of the Company’s decision to reduce the presence of ESQ Movado while expanding the Movado brand offering in certain retail doors.

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

Intangibles

Intangible assets consist primarily of trademarks and are recorded at cost. Trademarks are amortized over ten years. At January 31, 2014 and 2013, intangible assets at cost were $13.0 million and $12.7 million, respectively, and related accumulated amortization of intangibles was $11.6 million and $11.2 million, respectively. Amortization expense for fiscal 2014, 2013 and 2012 was $0.4 million, $0.5 million and $0.6 million, respectively.

Long-Lived Assets

The Company periodically reviews the estimated useful lives of its property, plant and equipment and intangible assets based on factors including historical experience, the expected beneficial service period of the asset, the quality and durability of the asset and the Company’s maintenance policy including periodic upgrades. Changes in useful lives are made on a prospective basis unless factors indicate the carrying amounts of the assets may not be recoverable and an impairment write-down is necessary.

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

In the fourth quarter of fiscal 2014, the Company recorded a pre-tax charge of $7.8 million to sales, for anticipated returns which resulted from the Company’s decision to reduce the presence of ESQ Movado while expanding the Movado brand offering in certain retail doors.  During the fourth quarter of fiscal 2013, the Company recorded a charge of $4.9 million related to the repositioning of the Coach watch brand from a collection priced to be sold in a department store’s fine watch department to one suitable for sale in the fashion watch department. The charge represented the Company’s estimated cost of the aggregate sales allowance to Coach watch retailers affected by the repositioning.

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

In the fourth quarter of fiscal 2014, gross margin was impacted by a $7.5 million pre-tax charge related to anticipated ESQ Movado watch brand returns and the write down of ESQ Movado excess watch inventory.  This charge resulted from the Company’s decision to reduce the presence of ESQ Movado while expanding the Movado brand offering in certain retail doors.  The Company expects to reallocate certain of the ESQ Movado retail space in the second quarter of fiscal 2015 to drive incremental sales of its more productive Movado brand watch families, and will continue to offer ESQ Movado in select retail locations as well as its direct-to-consumer outlet stores and Movado.com.

In calendar years 2010 through 2012, drawback claims were filed with U.S. Customs & Border Protection (“CBP”) to recover duty payments made by the Company in calendar years 2008 through 2011. The drawback claims concerned duty paid on watches that were subsequently exported from the United States. A number of drawback claims filed on behalf of the Company were denied by CBP in calendar year 2012 and an administrative protest was filed requesting reconsideration of the denials. This protest was approved and as a result in the fourth quarter of fiscal 2014 the Company recorded and received a net pre-tax refund in the amount of $2.5 million. The Company does not anticipate receipt of any additional refunds related to this matter nor does the Company anticipate return of any of these refunds to CBP.

In the fourth quarter of fiscal 2012, the Company recorded a sale of certain mechanical movements that had been written down in the previous year.  As a result, the Company recorded a pre-tax net profit of $2.3 million related to those movements.

Since a substantial amount of the Company’s product costs are incurred in Swiss francs, fluctuations in the U.S. dollar/Swiss franc exchange rate can impact the Company’s cost of goods sold and, therefore, its gross margins. The Company reduces its exposure to the Swiss franc exchange rate risk through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. In the event these exposures do not offset, the Company has the ability to hedge its Swiss franc purchases using a combination of forward contracts and purchased currency options. The Company’s hedging program mitigated the exchange rate fluctuations on product costs and gross margins for fiscal years 2014, 2013 and 2012.

Selling, General and Administrative (“SG&A”) Expenses

The Company’s SG&A expenses consist primarily of marketing, selling, distribution, general and administrative expenses. In fiscal 2014, the Company recorded a $2.0 million pre-tax charge related to donations made to the Movado Group Foundation. In fiscal 2014, the Company also recorded a $0.8 million pre-tax charge related to the write-down of excess displays and point of sales materials, as a result of the Company’s decision to reduce the presence of ESQ Movado while expanding the Movado brand offering in certain retail doors.  In fiscal 2013 and 2012, the Company recorded a $3.0 million pre-tax charge related to donations made to the Movado Group Foundation.

Annual marketing expenditures are based principally on overall strategic considerations relative to maintaining or increasing market share in markets that management considers to be crucial to the Company’s continued success as well as on general economic conditions in the various markets around the world in which the Company sells its products. Marketing expenses include various forms of media advertising, digital advertising and co-operative advertising with customers and distributors and other point-of-sale marketing and promotion spending. For fiscal 2014, 2013 and 2012, the Company increased its investment in marketing and advertising in order to elevate its connection to consumers and better position its brands in the marketplace.

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

Warranty liability for the fiscal years ended January 31, 2014, 2013 and 2012 was as follows (in thousands):

	2014	2013	2012
Balance, beginning of year	$2,584	$2,309	$2,149
Provision charged to operations	2,660	2,584	2,309
Settlements made	(2,584)	(2,309)	(2,149)
Balance, end of year	$2,660	$2,584	$2,309

Pre-opening Costs

Costs associated with the opening of retail stores, including pre-opening rent, are expensed in the period incurred.

Marketing

The Company expenses the production costs of an advertising campaign at the commencement date of the advertising campaign. Included in marketing expenses are costs associated with co-operative advertising, media advertising, digital advertising, production costs and costs of point-of-sale materials and displays. These costs are recorded as SG&A expenses. The Company participates in co-operative advertising programs on a voluntary basis and receives a “separately identifiable benefit in exchange for the consideration.” Since the amount of consideration paid to the retailer does not exceed the fair value of the benefit received by the Company, these costs are recorded as SG&A expenses as opposed to being recorded as a reduction of revenue. Marketing expense for fiscal 2014, 2013 and 2012 amounted to $74.4 million, $68.2 million and $64.2 million, respectively.

Included in the other current assets in the consolidated balance sheets as of January 31, 2014 and 2013 are prepaid advertising costs of $0.9 million and $0.8 million, respectively. These prepaid costs represent advertising costs paid to licensors in advance, pursuant to the Company’s licensing agreements and sponsorships.

Shipping and Handling Costs

Amounts charged to customers for shipping and handling are $2.6 million, $2.5 million and $2.1 million for fiscal years 2014, 2013 and 2012, respectively. The costs related to shipping and handling are $6.6 million, $5.9 million and $5.7 million for fiscal years 2014, 2013 and 2012, respectively. These amounts incurred by the Company related to shipping and handling are included in net sales and cost of goods sold.

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

The weighted-average number of shares outstanding for basic earnings per share were approximately 25,506,000, 25,267,000 and 24,926,000 for fiscal 2014, 2013 and 2012, respectively. For the years ended January 31, 2014, 2013 and 2012, the number of shares outstanding for diluted earnings per share were approximately 25,849,000, 25,664,000 and 25,141,000, respectively. For the years ended January 31, 2014, 2013 and 2012, the number of shares outstanding for diluted earnings per share were increased by approximately 343,000, 397,000 and 215,000 due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans.

For the years ended January 31, 2014, 2013 and 2012 approximately 85,000, 276,000, and 593,000, respectively, of potentially dilutive common stock equivalents were excluded from the computation of dilutive earnings per share because their effect would have been antidilutive.

Stock-Based Compensation

Under the accounting guidance for share-based payments, the Company utilizes the Black-Scholes option-pricing model which requires that certain assumptions be made to calculate the fair value of each option at the grant date. The expected life of stock option grants is determined using historical data and represents the time period during which the stock option is expected to be outstanding until it is exercised. The risk free interest rate is the yield on the grant date of U.S. Treasury constant maturities with a maturity date closest to the expected life of the stock option. The expected stock price volatility is derived from historical volatility and calculated based on the estimated term structure of the stock option grant. The expected dividend yield is calculated using the Company’s historical average of annualized dividend yields.

Compensation expense for equity instruments is accrued based on the estimated number of instruments for which the requisite service is expected to be rendered and expensed on a straight-line basis over the vesting term.

See Note 10 to the Company’s Consolidated Financial Statements for further information regarding stock-based compensation.

NOTE 2 – INVENTORIES

Inventories consisted of the following (in thousands):

	As of January 31,
	2014	2013
Finished goods	$118,308	$104,732
Component parts	55,138	53,061
Work-in-process	7,859	9,463
	$181,305	$167,256

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at January 31, at cost, consisted of the following (in thousands):

	As of January 31,
	2014	2013
Land and buildings	$1,682	$1,676
Furniture and equipment	62,028	56,153
Computer software	28,585	44,260
Leasehold improvements	28,898	24,365
Design fees and tooling costs	3,182	2,742
	124,375	129,196
Less: accumulated depreciation	76,579	84,695
	$47,796	$44,501

Depreciation and amortization expense from operations related to property, plant and equipment for fiscal 2014, 2013 and 2012 was $11.8 million, $10.0 million and $9.9 million, respectively, which includes computer software amortization expense for fiscal 2014, 2013 and 2012 of $3.8 million, $3.2 million and $3.1 million, respectively.

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

Availability under the Facility is determined by reference to a borrowing base which is based on the sum of a percentage of eligible accounts receivable and eligible inventory of the Borrowers. $10.0 million in availability is blocked unless the Borrowers have achieved for the most recently ended four fiscal quarter periods a consolidated fixed charge coverage ratio of at least 1.25 to 1.0 with domestic EBITDA greater than $10.0 million. The Borrowers are not currently subject to the availability block. The availability block, if applicable, will be reduced by the amount by which the borrowing base exceeds $25.0 million, up to a maximum reduction of $5.0 million. Availability under the Facility may be further reduced by certain reserves established by the Agent in its good faith credit judgment. The Second Amendment reduced the Lenders’ total commitment under the Loan Agreement from $55 million to $25 million and consequently availability was correspondingly reduced. As of January 31, 2014, total availability under the Facility, giving effect to an availability block of $0, no outstanding borrowings and the letters of credit outstanding under the subfacility, was $20.4 million.

The initial applicable margin for LIBOR rate loans was 4.25% and for base rate loans was 3.25%. After July 17, 2010, the applicable margins decreased or increased by 0.25% per annum from the initial applicable margins depending on whether average availability for the most recently completed fiscal quarter was either greater than $12.5 million, or was $5.0 million or less, respectively. The First Amendment reduced the applicable margins for both LIBOR rate loans and base rate loans by 1.25% and the Second Amendment further reduced the applicable margins by 0.75%. Accordingly, as of January 31, 2014 and based on current availability, the applicable margins were 2.00% and 1.00% for LIBOR and base rate loans, respectively.

After the date (the “Block Release Date”) when availability under the Facility is no longer subject to any blocked amount, if borrowing availability is less than $12.5 million, the Borrowers will be subject to a minimum fixed charge coverage ratio until such time as borrowing availability has been greater than $12.5 million for at least 90 consecutive days.

After the Block Release Date, cash dominion will be imposed if borrowing availability is less than $10.0 million and will continue until such time as borrowing availability has been greater than $10.0 million for at least 45 consecutive days. As of January 31, 2014, the Borrowers were not subject to cash dominion, nor do the Borrowers expect to be subject to such a requirement in the foreseeable future.

The Loan Agreement contains additional affirmative and negative covenants binding on the Borrowers and their subsidiaries that are customary for asset based facilities, including, but not limited to, restrictions and limitations on the incurrence of debt for borrowed money and liens, dispositions of assets, capital expenditures, dividends and other payments in respect of equity interests, the making of loans and equity investments, prepayments of subordinated and certain other debt, mergers, consolidations, liquidations and dissolutions, and transactions with affiliates. The Loan Agreement permits Borrowers to pay distributions as dividends and make share repurchases up to an aggregate of $150.0 million (less the amount of any charitable donations made by the Company which are permitted up to an aggregate amount of $14 million) and make acquisitions up to an aggregate of $50.0 million, as long as, at the time of such transaction, either (A) Borrowers have cash assets of at least $60.0 million with no revolver loans outstanding, or (B) (i) the consolidated fixed charge coverage ratio is at least 1.25 to 1.00, (ii) availability is greater than $12.5 million and (iii) positive EBITDA plus repatriated cash dividends minus restricted payments are greater than $0. The Company, as of January 31, 2014, was in compliance with these financial covenants and, therefore, is permitted to pay dividends. The Company presently expects that it will be able to pay any dividends declared through the remaining term of the Facility.

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

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. As of January 31, 2014, these lines of credit totaled 5 million Swiss francs with a dollar equivalent of $5.5 million. As of January 31, 2013, these lines of credit totaled 10 million Swiss francs with dollar equivalents of $11.0 million. As of January 31, 2014 and 2013, there were no borrowings against these lines. As of January 31, 2014, two European banks and a Canadian bank have guaranteed obligations to third parties on behalf of three of the Company’s foreign subsidiaries in the amount equivalent to $1.5 million in various foreign currencies.

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

As of January 31, 2014, the Company’s entire net forward contracts hedging portfolio consisted of 48 million Swiss francs equivalent with various expiry dates ranging through July 17, 2014.

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for derivatives as of January 31, 2014 and 2013 (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	2014 Fair Value	2013 Fair Value	Balance Sheet Location	2014 Fair Value	2013 Fair Value
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$403	$876	Accrued Liabilities	$173	$2
Total Derivative Instruments		$403	$876		$173	$2

As of January 31, 2014 and 2013, the balance of deferred net gains/losses on derivative financial instruments documented as cash flow hedges included in accumulated other comprehensive income (“AOCI”) was $0. As of January 31, 2012, the balance of deferred net losses on derivative financial instruments documented as cash flow hedges included in accumulated other comprehensive income was $1.0 million in net losses, net of tax of $1.0 million. The Company’s sell through of inventory purchased in Swiss francs will primarily cause the amount in AOCI to affect cost of goods sold. The maximum length of time the Company hedges its exposure to the fluctuation in future cash flows for forecasted transactions is 24 months. For the year ended January 31, 2014 and 2013 there were no reclassifications from AOCI to earnings. For the year ended January 31, 2012 the Company reclassified from AOCI to earnings $0.9 million of net gains, net of tax of $0.

During fiscal 2014, 2013, and 2012, the Company recorded no charges related to its assessment of the effectiveness of its derivative hedge portfolio because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged. Changes in the contracts’ fair value due to spot-forward differences are excluded from the designated hedge relationship. The Company records these transactions in cost of sales of the Consolidated Statements of Operations.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of January 31, 2014 and 2013 (in thousands):

		Fair Value at January 31, 2014
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$576	$—	$—	$576
Time deposits	Short-term investments	33,099			33,099
SERP assets - employer	Other non-current assets	1,117	—	—	1,117
SERP assets - employee	Other non-current assets	20,854	—	—	20,854
Hedge derivatives	Other current assets	—	403	—	403
Total		$55,646	$403	$—	$56,049
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$20,854	$—	$—	$20,854
Hedge derivatives	Accrued liabilities	—	173	—	173
Total		$20,854	$173	$—	$21,027

		Fair Value at January 31, 2013
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$285	$—	$—	$285
SERP assets - employer	Other non-current assets	783	—	—	783
SERP assets - employee	Other non-current assets	17,637	—	—	17,637
Hedge derivatives	Other current assets	—	876	—	876
Total		$18,705	$876	$—	$19,581
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$17,637	$—	$—	$17,637
Hedge derivatives	Accrued liabilities	—	2	—	2
Total		$17,637	$2	$—	$17,639

The fair values of the Company’s available-for-sale securities are based on quoted prices. Time deposits are classified as short-term investments and held at original maturity. The hedge derivatives are entered into by the Company principally to reduce its exposure to the Swiss franc exchange rate risk. Fair values of the Company’s hedge derivatives are calculated based on quoted foreign exchange rates, quoted interest rates and market volatility factors. The assets related to the Company’s defined contribution supplemental executive retirement plan (“SERP”) consist of both employer (employee unvested) and employee assets which are invested in investment funds with fair values calculated based on quoted market prices. The SERP liability represents the Company’s liability to the employees in the plan for their vested balances.

NOTE 7 - INCOME TAXES

The provision/(benefit) for income taxes for the fiscal years ended January 31, 2014, 2013 and 2012 consists of the following components (in thousands):

	2014	2013	2012
Current:
U.S. Federal	$7,296	$2,365	$382
U.S. State and Local	866	499	141
Non-U.S.	5,043	3,559	8,202
	13,205	6,423	8,725
Noncurrent:
U.S. Federal	(1,640)	56	(1,396)
Non-U.S.	988	498	851
	(652)	554	(545)
Deferred:
U.S. Federal	1,823	(18,197)	—
U.S. State and Local	(888)	(495)	—
Non-U.S.	3,885	2,903	(7,576)
	4,820	(15,789)	(7,576)
Provision / (benefit) for income taxes	$17,373	$(8,812)	$604

Income before taxes for U.S. operations was $26.6 million, $11.7 million, and $2.8 million for periods ended January 31, 2014, 2013 and 2012, respectively. Income before taxes for non-U.S. operations was $42.3 million, $37.4 million, and $30.4 million for periods ended January 31, 2014, 2013 and 2012, respectively.

Significant components of the Company’s deferred income tax assets and liabilities as of January 31, 2014 and 2013 are as follows (in thousands):

	2014 Deferred Taxes		2013 Deferred Taxes
	Assets	Liabilities	Assets	Liabilities
Net operating loss carryforwards	$9,797	$—	$16,119	$—
Inventory	4,294	—	6,155	—
Unprocessed returns	3,364	—	2,143	—
Receivables allowance	1,254	230	1,256	275
Deferred compensation	10,988	—	9,760	—
Foreign tax credits	—	—	4,204	—
Unrepatriated earnings	—	2,724	—	2,724
Capital loss carryforwards	1,292	—	1,464	—
Depreciation/amortization	4,205	2,286	5,592	3,053
Other provisions/accruals	2,788	—	2,567	—
Miscellaneous	738	—	611	—
	38,720	5,240	49,871	6,052
Valuation allowance	(7,798)	—	(11,491)	—
Total deferred tax assets and liabilities	$30,922	$5,240	$38,380	$6,052

As of January 31, 2014, the Company had total foreign net operating loss carryforwards of approximately $34.6 million, which are available to offset foreign taxable income in future years. $20.8 million of these carryforwards were incurred in Switzerland. At January 31, 2014, the balance of the deferred tax asset valuation allowance relating to  the Company’s Switzerland entities was $1.9 million, principally to reserve for operating loss carryforwards for which future projected taxable income is not sufficient to realize the benefit of the deferred tax asset.

The remaining foreign tax losses of $13.8 million are primarily related to the Company’s operations in Germany and Canada.  A full valuation allowance has been established on the deferred tax assets resulting from all of these losses due to the Company’s assessment that it is not more-likely-than-not the deferred tax assets will be utilized.

As of January 31, 2014, the Company had no U.S. federal net operating loss carryforwards. The recognition of windfall tax benefits from stock-based compensation deducted on the tax return is prohibited until realized through a reduction of income tax payable.  Windfall tax benefits totaling $0.9 million were recorded in additional paid-in-capital during fiscal 2014. The Company also has an estimated apportioned $16.9 million in U.S. state net operating loss carryforwards. A partial valuation allowance has been maintained on the deferred tax assets due to the Company’s assessment that it is more-likely-than-not that a portion of the losses will not be utilized within expiration periods ranging from 2 to 20 years.

At January 31, 2014, the Company’s net U.S. deferred tax assets amounted to $20.8 million, against which a valuation allowance of $1.4 million has been established.  The Company bases its estimate of deferred tax assets and liabilities on current tax laws, tax rates and the difference between the financial statement basis and the tax basis of the underlying assets and liabilities. The realization of deferred tax assets depends on the Company’s ability to generate future income. Under U.S. GAAP, deferred tax assets are to be reduced by a valuation allowance if based on the weight of available positive and negative evidence, it is more-likely-than-not that all or some portion of the deferred tax assets will not be realized. In the third quarter of fiscal 2010, the Company determined that it was appropriate to record a full valuation allowance against its net deferred tax assets in the United States, primarily due to the Company’s domestic loss position in recent years. At that time, expectation of future income was not sufficient to overcome such negative evidence, and although the Company believed it would ultimately utilize the underlying tax benefits within the statutory limits, in fiscal 2010, the Company recognized a non-cash deferred tax expense of $21.4 million, as a result of recording this valuation allowance.  In the third quarter of fiscal 2013, the Company concluded, based upon all available evidence, that it was more likely than not that its domestic consolidated group would have sufficient future taxable income to realize its net deferred tax assets. As a result, the Company reversed the major portion of the valuation allowance, resulting in a non-cash deferred tax benefit of $19.4 million. In reaching its conclusion relating to this significant judgment, the Company considered both negative and positive evidence. Positive evidence included the three year cumulative profit position as of October 31, 2012 as well as domestic projections of future taxable income, positive Company results and the continued positive trend experienced by the retail industry during calendar 2012. The Company maintained a valuation allowance only against state tax loss carryforwards due to uncertainty in utilizing the losses prior to expiry. While the Company believes the assumptions included in its projections of future taxable income for the domestic consolidated group are reasonable, if the actual results vary from expected results due to unforeseen changes in the worldwide economy or retail industry, or other factors, the Company may need to make future adjustments to the valuation allowance for all, or a portion, of the net deferred tax assets. In the fourth quarter of fiscal 2014 and 2013, the Company recognized a non-cash deferred tax benefit of $1.2  million and $0.4 million as a result of the partial release of the valuation allowance against the deferred tax assets for state tax losses. In addition, in the fourth quarter of fiscal 2013, the Company recorded a deferred tax asset of approximately $1.4 million for domestic capital losses, with a full valuation allowance due to no expectation of future domestic capital gains sufficient to utilize the future tax benefit. While the Company believes the assumptions included in its projections of future taxable income for the domestic consolidated group are reasonable, if the actual results vary from expected results due to unforeseen changes in the worldwide economy or retail industry, or other factors, the Company may need to make future adjustments to the valuation allowance for all, or a portion, of the net deferred tax assets.

Management will continue to evaluate the appropriate level of allowance on all deferred tax assets considering such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax and business strategies that could potentially enhance the likelihood of realization of the deferred tax assets.

The provision / (benefit) for income taxes differs from the amount determined by applying the U.S. federal statutory rate as follows (in thousands):

	Fiscal Year Ended January 31,
	2014	2013	2012
Provision / (benefit) for income taxes at the U.S. statutory rate	$24,121	$17,169	$11,631
Lower effective foreign income tax rate	(6,950)	(6,006)	(4,952)
Change in valuation allowance	(996)	(19,526)	(13,922)
U.S. tax provided on earnings of foreign subsidiaries	580	109	4,369
Change in liabilities for uncertain tax positions, net	(652)	554	(545)
State and local taxes, net of federal benefit	719	607	84
Foreign legal reorganizations	—	(1,902)	—
Foreign tax settlement	—	—	4,302
Other, net	551	183	(363)
Total provision / (benefit) for income taxes	$17,373	$(8,812)	$604

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

The Company performs a quarterly assessment reviewing its global cash projections and investment needs, considers such factors as projected future results, continued need for investment in the overseas business as well as cash needs in the U.S., among other countries. During fiscal 2014 and 2013, the Company has identified all current year foreign subsidiary earnings as permanently reinvested. This assertion differs from assertions made in fiscal 2012. The decision to make this change was due to improvement in economic conditions and a decrease in cash requirements in the U.S. market, offset by increased requirements for cash to fund business expansion efforts in the Asian and European markets.

During fiscal 2012, as part of the same quarterly assessment process, the Company identified 75% of that year’s net income of one of the Company’s Hong Kong subsidiaries, as well as 75% of that year’s net income of one of the Company’s Swiss subsidiaries for repatriation. As a result, a provision of approximately $2.3 million was made for federal income tax, net of foreign tax credits, for the future remittance of approximately $10.3 million of that year’s earnings. 25% of that year’s earnings was identified as required by the local subsidiaries for normal working capital needs. During fiscal 2014, 2013 and 2012, no cash was repatriated.

No provision has been made for federal income or withholding taxes which may be payable on the remittance of undistributed retained earnings of foreign subsidiaries approximating $213.7 million at January 31, 2014, as those earnings are considered permanently reinvested. It is not practicable to estimate the amount of tax that may be payable on the eventual distribution of these earnings.

The effective tax rate for fiscal 2014 was 25.2%, primarily as a result of foreign profits being taxed in lower taxing jurisdictions and the release of liabilities for uncertain tax positions as a result of favorable U.S. and foreign audit settlements partially offset by no tax being realized on certain foreign net operating losses. The effective tax rate for fiscal 2013 was -18%, primarily as a result of the release of the majority of a valuation allowance against net deferred tax assets in the United States, and the net tax benefit related to foreign legal reorganizations in Japan and the UK. The effective tax rate for fiscal 2012 was 1.8%, primarily as a result of the release of a valuation allowance against net deferred tax assets in Switzerland, partially offset by the accrual of a Swiss withholding tax settlement and the continued recording of other valuation allowances, most notably the valuation allowance against net U.S. deferred tax assets, and the tax accrued on the repatriation of foreign earnings.

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

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (exclusive of interest) for January 31, 2014, 2013 and 2012 are as follows (in thousands):

	2014	2013	2012
Beginning balance	$3,602	$3,216	$4,835
Additions for tax positions of prior years	959	475	901
Lapse of statute of limitations	(1,214)	(98)	(2,491)
Settlements	(605)	(51)	—
Tax rate changes	—	—	(30)
Foreign currency exchange fluctuations	(2)	60	1
Ending balance	$2,740	$3,602	$3,216

Included in the balances at January 31, 2014, January 31, 2013 and January 31, 2012 are $2.6 million, $3.0 million, and $2.5 million of unrecognized tax benefits which would impact the Company’s effective tax rate, if recognized. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. As of January 31, 2014, January 31, 2013 and January 31, 2012, the Company had $0.6 million, $1.5 million and $1.3 million of accrued interest (net of tax benefit) related to unrecognized tax benefits. During fiscal years 2014, 2013 and 2012, the Company accrued $0.1 million, $0.2 million and $0.3 million of interest (net of tax benefit).

The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various states, local and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in many countries, including such major jurisdictions as Switzerland, Hong Kong, Germany, Canada and the United States. The Company, with few exceptions, is no longer subject to income tax examinations by tax authorities in state, local and foreign taxing jurisdictions for years before the fiscal year ended January 31, 2010.

NOTE 8 – LEASES

The Company leases office, distribution, retail and manufacturing facilities, and office equipment under operating leases, which expire at various dates through January 2026. Certain leases include renewal options and the payment of real estate taxes and other occupancy costs. Some leases also contain rent escalation clauses (step rents) that require additional rent amounts in the later years of the term. Rent expense for leases with step rents is recognized on a straight-line basis over the minimum lease term. Likewise, capital funding and other lease concessions that are occasionally provided to the Company, are recorded as deferred rent and amortized on a straight-line basis over the minimum lease term as adjustments to rent expense. Rent expense for equipment and distribution, factory and office facilities under operating leases was approximately $13.0 million, $13.5 million and $12.0 million in fiscal 2014, 2013 and 2012, respectively.

Minimum annual rentals under noncancelable operating leases as of January 31, 2014, which do not include real estate taxes and operating costs, are as follows (in thousands):

Fiscal Year Ending January 31,
2015	$10,659
2016	10,397
2017	8,899
2018	6,804
2019	4,242
Thereafter	4,593
$45,594

NOTE 9 – COMMITMENTS AND CONTINGENCIES

At January 31, 2014, the Company had outstanding letters of credit totaling $4.6 million with expiration dates through June 3, 2014 compared to $4.6 million with expiration dates through April 30, 2014 as of January 31, 2013. One bank in the domestic bank group has issued irrevocable standby letters of credit in connection with a trademark license agreement, retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada.

As of January 31, 2014 and 2013, two European banks and a Canadian bank have guaranteed obligations to third parties on behalf of three of the Company’s foreign subsidiaries in the amount equivalent to $1.5 million and $2.3 million in various foreign currencies, respectively.

As of January 31, 2013, a bank in Dubai also had guaranteed obligations to third parties on behalf of one of the Company’s foreign subsidiaries in the amount equivalent to $0.1 million in foreign currency.

Pursuant to the Company’s agreements with its licensors, the Company is required to pay minimum royalties and advertising. As of January 31, 2014, the total amount of the Company’s minimum commitments related to its license agreements was $132.5 million.

The Company had outstanding purchase obligations of $60.3 million with suppliers at the end of fiscal 2014 primarily for raw materials, finished watches and packaging in the normal course of business. These purchase obligation amounts do not represent total anticipated purchases but represent only amounts to be paid for items required to be purchased under agreements that are enforceable, legally binding and specify minimum quantity, price and term.

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

NOTE 10 – STOCK-BASED COMPENSATION

Effective concurrently with the consummation of the Company’s public offering in the fourth quarter of fiscal 1994, the Board of Directors and the shareholders of the Company approved the adoption of the Movado Group, Inc. 1993 Employee Stock Option Plan (the “Employee Stock Option Plan”) for the benefit of certain officers, directors and key employees of the Company. The Employee Stock Option Plan was amended in fiscal 1997 and restated as the Movado Group, Inc. 1996 Stock Incentive Plan (the “1996 Plan”). Under the 1996 Plan, as amended and restated as of April 8, 2004 and as further amended and restated as of April 4, 2013 (the “Plan”), the Compensation Committee of the Board of Directors, which consists of four of the Company’s outside directors, has the authority to grant incentive stock options and nonqualified stock options, as well as stock appreciation rights and stock awards, to purchase up to 11,000,000 shares of common stock. Options granted to participants under the Plan generally become exercisable in equal installments over three or five years and remain exercisable until the tenth anniversary of the date of grant. The option price may not be less than the fair market value of the stock at the time the options are granted.

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

The weighted-average assumptions used with the Black-Scholes option-pricing model for the calculation of the fair value of stock option grants during fiscal 2014 were: expected term of 5.0 years; risk-free interest rate of 0.72%; expected volatility of 62.12% and dividend yield of 1.28%. The weighted-average grant date fair value of options granted during the fiscal year ended January 31, 2014 was $14.40. The weighted-average assumptions used with the Black-Scholes option-pricing model for the calculation of the fair value of stock option grants during fiscal 2013 were: expected term of 5.2 years; risk-free interest rate of 0.92%; expected volatility of 61.5% and dividend yield of 2.01%. The weighted-average grant date fair value of options granted during the fiscal year ended January 31, 2013 was $12.03. There were no stock option grants during fiscal 2012.

Total compensation expense for stock option grants recognized during the fiscal years ended January 31, 2014, 2013 and 2012 was approximately $0.8 million, net of tax of $0.5 million and $0.4 million, net of tax of $0.3 million and $0.1 million, net of tax of $0, respectively. Expense related to stock option compensation is recognized on a straight-line basis over the vesting term. As of January 31, 2014, there was approximately $2.4 million of unrecognized compensation cost related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 1.8 years. Total cash received for stock option exercises during the fiscal year ended January 31, 2014 amounted to approximately $0.9 million. The windfall tax benefit realized on these exercises was approximately $0.2 million.

Transactions for stock options under the Plan since fiscal 2011 are summarized as follows:

	Outstanding Options	Weighted- Average Exercise Price
January 31, 2011	1,128,263	$18.42
Options exercised	(143,961)	$12.11
Options cancelled	(289,320)	$18.43
January 31, 2012	694,982	$19.55
Options granted	258,600	$26.59
Options exercised	(392,093)	$16.88
January 31, 2013	561,489	$24.67
Options granted	106,440	$30.34
Options exercised	(52,023)	$17.54
Options cancelled	(16,500)	$26.59
January 31, 2014	599,406	$26.24

The total intrinsic value of stock options exercised for the fiscal years ended January 31, 2014, 2013 and 2012 was approximately $1.1 million, $6.3 million and $0.8 million, respectively. The total fair value of the stock options vested for the fiscal years ended January 31, 2014, 2013 and 2012 was approximately $0.1 million, $0.1 million and $0.3 million, respectively.

The following table summarizes outstanding and exercisable stock options as of January 31, 2014:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$12.03 - $15.02	6,500	0.6	$14.60	6,500	$14.60
$15.03 - $18.02	8,066	0.6	$16.84	8,066	$16.84
$18.03 - $21.02	56,050	2.1	$18.74	56,050	$18.74
$21.03 - $24.02	108,750	4.2	$22.27	108,750	$22.27
$24.03 - $27.02	242,100	8.2	$26.59	-	$-
$27.03 - $32.92	177,940	6.8	$31.38	71,500	$32.92
	599,406	5.0	$26.24	250,866	$24.14

The total intrinsic value of outstanding stock options as of January 31, 2014, 2013 and 2012 was approximately $6.9 million, $6.7 million and $0.8 million, respectively. The total intrinsic value of exercisable stock options as of January 31, 2014, 2013 and 2012 was approximately $3.4 million, $4.0 million and $0.8 million, respectively.

Under the Plan, the Company has the ability to grant stock awards to employees. Stock awards generally vest three to five years from the date of grant. Expense for these grants is recognized on a straight-line basis over the vesting period. The fair value of stock awards is equal to the closing price of the Company’s publicly-traded common stock on the grant date.

For fiscal years 2014, 2013 and 2012, compensation expense for stock awards was approximately $1.6 million, net of tax of $0.9 million, $1.4 million, net of tax of $0.8 and $1.6 million, net of tax of $0, respectively. Current accounting guidance requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest and thus, current period compensation expense has been adjusted for estimated forfeitures based on historical data. As of January 31, 2014, there was approximately $3.9 million of unrecognized compensation cost related to unvested stock awards. These costs are expected to be recognized over a weighted-average period of 2.0 years.

Transactions for stock award units under the Plan since fiscal 2011 are summarized as follows:

	Number of Stock Award Units	Weighted- Average Grant Date Fair Value
January 31, 2011	245,238	$13.23
Units granted	135,612	$16.55
Units vested	(67,074)	$15.86
Units forfeited	(16,507)	$13.77
January 31, 2012	297,269	$14.12
Units granted	85,765	$26.59
Units vested	(30,445)	$15.37
Units forfeited	(9,208)	$15.12
January 31, 2013	343,381	$17.10
Units granted	140,922	$31.33
Units vested	(147,552)	$14.55
Units forfeited	(33,581)	$18.17
January 31, 2014	303,170	$24.84

Upon the vesting of a stock award, shares equal to the number of underlying stock award units are issued from the pool of authorized shares. The total intrinsic value of stock award units that vested during fiscal 2014, 2013 and 2012 was approximately $4.7 million, $0.8 million, and $1.0 million, respectively. The windfall tax benefits realized on the vested stock awards for fiscal 2014 were $0.7 million. The weighted-average grant date fair values for stock awards for fiscal 2014, 2013, and 2012 were $31.33, $26.59, and $16.55, respectively. Outstanding stock award units had a total intrinsic value of approximately $11.4 million, $12.6 million, and $5.5 million for fiscal 2014, 2013 and 2012, respectively.

NOTE 11 – OTHER EMPLOYEE BENEFIT PLANS

The Company maintains an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. In addition, the Company maintains defined contribution employee benefit plans for its employees located in Switzerland. Company contributions and expenses of administering the plans amounted to $3.3 million, $3.4 million and $3.3 million in fiscal 2014, 2013 and 2012, respectively.

The Company maintains a defined contribution SERP. The SERP provides eligible executives with supplemental pension benefits in addition to amounts received under the Company’s other retirement plan. The Company makes a matching contribution which vests equally over five years.

During fiscal 2014, 2013 and 2012, the Company recorded an expense related to the SERP of $0.4 million, $0.4 million and $0.4 million, respectively.

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income at January 31, consisted of the following (in thousands):

	Currency Translation Adjustments	Net Unrealized Gain on Investments	Net Unrealized Income On Hedging Contracts	Accumulated Other Comprehensive Income
Balance, January 31, 2013	$102,220	$50	$1	$102,271
Other comprehensive income before reclassifications	1,135	213	-	1,348
Amounts reclassified from accumulated other comprehensive income	83	-	-	83
Net current-period other comprehensive income	1,218	213	-	1,431
As of January 31, 2014	$103,438	$263	$1	$103,702

	Currency Translation Adjustments	Net Unrealized Gain on Investments	Net Unrealized (Loss) / Income On Hedging Contracts	Accumulated Other Comprehensive Income
Balance, January 31, 2012	$98,842	$69	$(989)	$97,922
Other comprehensive income / (loss) before reclassifications	3,378	(19)	990	4,349
Amounts reclassified from accumulated other comprehensive income	-	-	-	-
Net current-period other comprehensive income / (loss)	3,378	(19)	990	4,349
As of January 31, 2013	$102,220	$50	$1	$102,271

NOTE 13 – SEGMENT INFORMATION

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

The Company divides its business into two major geographic locations: United States operations, and International, which includes the results of all other Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s international operations are principally conducted in Europe, the Americas (excluding the United States), Asia and the Middle East which accounted for 18.5%, 12.4%, 8.1% and 7.8%, respectively, of the Company’s total net sales for fiscal 2014. For fiscal 2013, the Company’s international operations were principally conducted in Europe, the Americas (excluding the United States), Asia and the Middle East which accounted for 17.1%, 12.0%, 9.4% and 7.3%, respectively, of the Company’s total net sales. For fiscal 2012, the Company’s international operations were principally conducted in Europe, the Americas (excluding the United States), Asia, and the Middle East which accounted for 20.9%, 10.0%, 9.9% and 6.9%, respectively, of the Company’s total net sales. Substantially all of the Company’s international assets are located in Switzerland and Asia.

Operating Segment Data as of and for the Fiscal Year Ended January 31, (in thousands):

	Net Sales (1) (2) (3) (8)			Operating Income (Loss) (2) (3) (4) (5) (6) (7)
	2014	2013	2012	2014	2013	2012
Wholesale	$510,990	$449,289	$412,825	$55,241	$38,045	$24,668
Retail	59,265	56,189	55,292	12,501	11,301	8,895
Consolidated total	$570,255	$505,478	$468,117	$67,742	$49,346	$33,563

	Total Assets		Capital Expenditures
	2014	2013	2014	2013	2012
Wholesale	$558,266	$507,672	$15,280	$13,348	$7,444
Retail	20,344	18,690	1,427	2,630	726
Consolidated total	$578,610	$526,362	$16,707	$15,978	$8,170

	Depreciation and Amortization
	2014	2013	2012
Wholesale	$10,965	$9,513	$10,148
Retail	1,268	1,095	1,260
Consolidated total	$12,233	$10,608	$11,408

Geographic Location Data as of and for the Fiscal Year Ended January 31, (in thousands):

	Net Sales (1) (2) (3) (8)			Operating Income (Loss) (2) (3) (4) (5) (6) (7)
	2014	2013	2012	2014	2013	2012
United States	$303,095	$263,551	$234,991	$11,036	$2,171	$(6,069)
International	267,160	241,927	233,126	56,706	47,175	39,632
Consolidated total	$570,255	$505,478	$468,117	$67,742	$49,346	$33,563

	Total Assets		Long-Lived Assets
	2014	2013	2014	2013
United States	$239,890	$208,273	$25,943	$26,682
International	338,720	318,089	21,853	17,819
Consolidated total	$578,610	$526,362	$47,796	$44,501
(1)

Fiscal 2014 Wholesale and United States net sales included a $7.8 million sales reserve, for anticipated returns resulted from the Company’s decision to reduce the presence of ESQ Movado while expanding the Movado brand offering in certain retail doors.

(2)

Fiscal 2013 Wholesale, United States and International net sales included a sales allowance of $4.9 million, $3.1 million and $1.8 million, respectively, related to the repositioning of the Coach watch brand.

(3)	Fiscal 2012 Wholesale and International net sales included a $3.0 million sale of certain proprietary watch movements.
(4)

Fiscal 2014 Wholesale and United States operating income included a charge of $8.3 million related to its strategy to reduce the presence of ESQ Movado while expanding the Movado brand offering in certain retail doors.  The $8.3 million charge consists of anticipated sales returns from select customers, inventory reserves and writes down of excess displays and point of sale materials related to this strategy.

(5)	Fiscal 2014 Wholesale and United States operating income included a $2.0 million donation to the Movado Group Foundation.
(6)

Fiscal 2014 Wholesale and United States operating income included $2.5 million duty refund received relating to payments made by the Company in calendar years 2008 through 2011 for drawback claims filed with U.S. Customs & Border Protection.

(7)	Fiscal 2013 and 2012 Wholesale and United States operating income (loss) included a $3.0 million donation to the Movado Group Foundation.
(8)	The United States and International net sales are net of intercompany sales of $338.6 million, $269.3 million and $223.3 million for the years ended January 31, 2014, 2013 and 2012, respectively.

NOTE 14 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents unaudited selected interim operating results of the Company for fiscal 2014 and 2013 (in thousands, except per share amounts):

	Quarter
	1st	2nd	3rd	4th
Fiscal 2014
Net sales (1)	$110,010	$138,301	$189,685	$132,259
Gross profit (3)	$59,919	$74,818	$101,270	$69,254
Income before income taxes (3)(4)(6)	$11,489	$16,941	$33,984	$6,504
Net income (3)(4)(6)(7)	$8,179	$12,654	$23,414	$7,297
Net income attributed to Movado Group, Inc. (3)(4)(6)(7)	$8,210	$12,454	$23,019	$7,193
Basic income per share:
Net income attributed to Movado Group, Inc.	$0.32	$0.49	$0.90	$0.28
Diluted income per share:
Net income attributed to Movado Group, Inc.	$0.32	$0.48	$0.89	$0.28
Fiscal 2013
Net sales (2)	$103,655	$118,027	$160,202	$123,594
Gross profit (2)	$59,025	$65,758	$90,419	$62,680
Income before income taxes (2)(5)	$8,359	$10,678	$24,987	$5,032
Net income (2)(5)(8)(9)	$6,761	$8,154	$34,853	$8,100
Net income attributed to Movado Group, Inc. (2)(5)(8)(9)	$6,633	$8,058	$34,473	$7,919
Basic income per share:
Net income attributed to Movado Group, Inc.	$0.26	$0.32	$1.36	$0.31
Diluted income per share:
Net income attributed to Movado Group, Inc.	$0.26	$0.32	$1.34	$0.31

As each quarter is calculated as a discrete period, the sum of the four quarters may not equal the calculated full year amount. This is in accordance with prescribed reporting requirements.

(1)

Net sales in the fourth quarter of fiscal 2014 includes a pre-tax charge of $7.8 million for anticipated returns in fiscal 2015, as a result of the Company’s decision to reduce the presence of ESQ Movado while expanding the Movado brand offering in certain retail doors.

(2)	Net sales in the fourth quarter of fiscal 2013 includes a sales allowance of $4.9 million related to the repositioning of the Coach watch brand.
(3)

Gross profit in the fourth quarter of fiscal 2014 includes a $2.5 million pre-tax duty refund received relating to payments made by the Company in calendar years 2008 through 2011 for drawback claims filed with U.S. Customs and Border Protection and a $7.5 million pre-tax charge related to the anticipated ESQ Movado product returns and the write down of ESQ Movado excess inventory.  This charge resulted from the Company’s decision to reduce the presence of ESQ Movado while expanding the Movado brand offering in certain retail doors.

(4)

Income before income taxes in the fourth quarter of fiscal 2014 includes a $2.0 million donation to the Movado Group Foundation recorded in SG&A expenses and a $0.8 million pre-tax charge to SG&A expenses, related to the write down of excess displays and point of sale materials, as a result of the Company’s decision to reduce the presence of ESQ Movado while expanding the Movado brand offering in certain retail doors.

(5)	Income before income taxes in the third quarter of fiscal 2013 includes a $3.0 million donation to the Movado Group Foundation recorded in SG&A expenses.
(6)	Income before income taxes in the first quarter of fiscal 2014 consists of a pre-tax gain of $1.5 million recorded in other income, related to the sale of a building.
(7)	Net income in the second quarter of 2014 includes a benefit of $1.0 million related to U.S. and foreign tax settlements and the release of uncertain tax positions.
(8)	Net income in the third quarter of fiscal 2013 includes a tax benefit of $19.4 million attributable to the reversal of a majority of the U.S. valuation allowance.

(9)

Net income in the fourth quarter of fiscal 2013 includes a tax benefit of $0.8 million attributable to the reversal of a valuation allowance on the U.S. net deferred tax assets and includes the net tax benefit related to foreign business restructurings in Japan and the UK.

NOTE 15 - SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows (in thousands):

	Fiscal Year Ended January 31,
	2014	2013	2012
Cash paid during the year for:
Interest	$282	$212	$353
Income taxes paid / (received) (1)	$8,013	$6,520	$5,190
(1)	Fiscal 2014, 2013 and 2012 income taxes paid / (received) includes payments of $8.1 million, $6.8 million and $5.6 million taxes paid, respectively.

NOTE 16 – OTHER INCOME

Other income for the twelve months ended January 31, 2014 consisted of a $1.5 million pre-tax gain on the sale of a building. The Company received cash proceeds from the sale of $2.2 million in the first quarter of fiscal year 2014. Prior to the sale, the building had been classified as an asset held for sale in other current assets. Other income for the year ended January 31, 2012 consisted of $0.7 million of pre-tax gain on the sale of a building which was completed in the second quarter. The Company received cash proceeds from the sale of $1.2 million. The building had been classified as an asset held for sale in other current assets.

NOTE 17 – NET INCOME ATTRIBUTABLE TO MOVADO GROUP, INC. AND TRANSFERS TO NONCONTROLLING INTEREST

	For Fiscal Year Ended January 31, (in thousands)
	2014	2013	2012
Net income attributable to Movado Group, Inc.	$50,877	$57,083	$31,995
Transfers to the noncontrolling interest
Decrease in Movado Group, Inc.’s paid in capital for purchase of 39% of MGS common shares	-	(3,362)	—
Net transfers to noncontrolling interest	-	(3,362)	—
Change from net income attributable to Movado Group, Inc. and transfers to noncontrolling interest	$50,877	$53,721	$31,995

In the U.K., the Company signed a joint venture agreement (the “JV Agreement”) on May 11, 2007, with Swico Limited (“Swico”), an English company with established distribution, marketing and sales operations in the U.K. Swico had been the Company’s exclusive distributor of HUGO BOSS watches in the U.K. since 2005. Under the JV Agreement, the Company and Swico controlled 51% and 49%, respectively, of MGS Distribution Limited, an English company (“MGS”) responsible for the marketing, distribution and sale in the U.K. of the Company’s licensed brands. On January 30, 2013, a mutual agreement was reached by the Company and Swico to terminate the JV Agreement. This resulted in the Company acquiring additional shares in MGS from Swico, thereby increasing its ownership interest in MGS to 90%. Henceforth the Company manages MGS as a wholly owned subsidiary, with Swico continuing to provide logistical support and after-sale service for the brands distributed by MGS in the U.K. which, in addition to the Company’s licensed brands, also includes Movado and Ebel watches.

NOTE 18 – TREASURY STOCK

On March 20, 2013, the Board approved a share repurchase program under which the Company may purchase up to $50 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. This authorization expires on January 31, 2016, and the Company may purchase shares of its common stock through open market purchases, block trades or otherwise. The shares will be purchased primarily to mitigate the dilutive impact of equity grants during the course of the next few years. Therefore, the Company does not expect the share repurchase program to have a significant impact on the weighted average of shares outstanding. During the twelve months ended January 31, 2014, the Company repurchased a total of 272,533 shares of common stock at a total cost of approximately $10.5 million or an average of $38.48 per share, which included 27,000 shares repurchased from the Movado Group Foundation at a total cost of approximately $1.1 million or $39.21 average per share.

NOTE 19 – RECENT ACCOUNTING PRONOUNCEMENTS

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

Schedule II

MOVADO GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at beginning of year	Net provision charged to operations	Currency revaluation	Net write-offs	Balance at end of year
Year ended January 31, 2014:
Doubtful accounts	$4,356	$612	$(27)	$(1,626)	$3,315
Returns (1)	7,448	15,457	(63)	(6,519)	16,323
Other sales allowances	8,205	5,189	(52)	(9,880)	3,462
Total	$20,009	$21,258	$(142)	$(18,025)	$23,100
Year ended January 31, 2013:
Doubtful accounts	$7,741	$—	$46	$(3,431)	$4,356
Returns	8,353	18,246	(15)	(19,136)	7,448
Other sales allowances (2)	2,664	10,223	28	(4,710)	8,205
Total	$18,758	$28,469	$59	$(27,277)	$20,009
Year ended January 31, 2012:
Doubtful accounts	$8,494	$847	$8	$(1,608)	$7,741
Returns	7,960	16,946	8	(16,561)	8,353
Other sales allowances	1,974	3,961	(16)	(3,255)	2,664
Total	$18,428	$21,754	$—	$(21,424)	$18,758
(1)

In fiscal 2014, net provision and the ending balance for returns includes a $7.8 million sales reserve, for anticipated returns in fiscal 2015 which resulted from the Company’s decision to reduce the presence of ESQ Movado while expanding the Movado brand offering in certain retail doors.

(2)	In fiscal 2013, net provision and the ending balance for other allowances includes a sales allowance of $4.9 million related to the repositioning of the Coach watch.

Description	Balance at beginning of year	Net provision charged to operations	Currency revaluation	Adjustments	Balance at end of year
Year ended January 31, 2014:
Deferred tax asset valuation (1)	$11,491	$—	$(201)	$(3,492)	$7,798
Year ended January 31, 2013:
Deferred tax asset valuation (2)	$32,856	$—	$(375)	$(20,990)	$11,491
Year ended January 31, 2012:
Deferred tax asset valuation (3)	$46,929	$—	$367	$(14,440)	$32,856

(1)The detail of adjustments is as follows:		(2)The detail of adjustments is as follows:
Prior year adjustments and tax rate changes	$238	Expired tax losses	$(208)
Reversal due to merger / liquidations	(2,302)	Prior year adjustments and tax rate changes	(23)
P&L adjustments	(1,428)	OCI Adjustments	(942)
	$(3,492)	P&L Adjustments	(19,817)
			$(20,990)

(3)The detail of adjustments is as follows:
Expired tax losses	$(329)
Prior year adjustments and tax rate changes	(304)
OCI Adjustments	332
P&L Adjustments	(14,139)
$(14,440)

S-1