Form 10-Q
period 2014-04-30
MOVADO GROUP INC
filed 2014-05-22
CIK 72573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2014

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

The number of shares outstanding of the registrant’s Common Stock and Class A Common Stock as of May 16, 2014 were 18,662,601 and 6,638,262, respectively.

MOVADO GROUP, INC.

Index to Quarterly Report on Form 10-Q

April 30, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	April 30, 2014	January 31, 2014	April 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$137,827	$157,659	$141,484
Short-term investments	34,063	33,099	—
Trade receivables	77,395	68,683	66,675
Inventories	184,443	181,305	175,136
Other current assets	47,228	44,564	36,571
Total current assets	480,956	485,310	419,866
Property, plant and equipment, net	46,806	47,796	46,289
Deferred income taxes	15,058	14,891	22,434
Other non-current assets	32,064	30,613	26,790
Total assets	$574,884	$578,610	$515,379
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$25,644	$33,598	$24,421
Accrued liabilities	36,854	43,573	34,358
Deferred and current income taxes payable	5,777	6,422	1,412
Total current liabilities	68,275	83,593	60,191
Deferred and non-current income taxes payable	3,792	3,518	5,689
Other non-current liabilities	27,244	25,509	22,626
Total liabilities	99,311	112,620	88,506
Commitments and contingencies (Note 8)
Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 26,753,324, 26,643,108 and 26,600,097 shares issued, respectively	268	266	266
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,638,262, 6,638,262 and 6,632,967 shares issued and outstanding, respectively	66	66	66
Capital in excess of par value	168,067	165,342	160,829
Retained earnings	321,176	316,334	279,032
Accumulated other comprehensive income	111,832	103,702	97,075
Treasury Stock, 8,081,423, 7,945,419 and 7,686,581 shares, respectively, at cost	(128,657)	(122,406)	(112,328)
Total Movado Group, Inc. shareholders’ equity	472,752	463,304	424,940
Noncontrolling interests	2,821	2,686	1,933
Total equity	475,573	465,990	426,873
Total liabilities and equity	$574,884	$578,610	$515,379

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended April 30,
	2014	2013
Net sales	$120,921	$110,010
Cost of sales	55,770	50,091
Gross profit	65,151	59,919
Selling, general and administrative	54,230	49,914
Operating income	10,921	10,005
Other income (Note 12)	—	1,526
Interest expense	(94)	(65)
Interest income	35	23
Income before income taxes	10,862	11,489
Provision for income taxes (Note 9)	3,433	3,310
Net income	7,429	8,179
Less: Net income / (loss) attributed to noncontrolling interests	64	(31)
Net income attributed to Movado Group, Inc.	$7,365	$8,210
Basic income per share:
Weighted basic average shares outstanding	25,325	25,522
Net income per share attributed to Movado Group, Inc.	$0.29	$0.32
Diluted income per share:
Weighted diluted average shares outstanding	25,696	25,873
Net income per share attributed to Movado Group, Inc.	$0.29	$0.32
Dividends declared per share	$0.10	$0.05

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2014	2013
Comprehensive income, net of taxes:
Net income including noncontrolling interests	$7,429	$8,179
Net unrealized gain on investments, net of tax of $39, $0, respectively	70	1
Foreign currency translation adjustments	8,131	(5,235)
Comprehensive income including noncontrolling interests	15,630	2,945
Less: Comprehensive income / (loss) attributable to noncontrolling interests	135	(69)
Total comprehensive income attributable to Movado Group, Inc.	$15,495	$3,014

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2014	2013
Cash flows from operating activities:
Net income including noncontrolling interests	$7,429	$8,179
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	3,022	2,756
Transactional losses	1,097	240
Write-down of inventories	302	240
Deferred income taxes	155	140
Stock-based compensation	1,180	572
Excess tax benefit from stock-based compensation	(858)	(350)
Gain on sale of an asset held for sale	-	(1,526)
Changes in assets and liabilities:
Trade receivables	(8,092)	(5,805)
Inventories	(1,034)	(10,145)
Other current assets	(2,775)	(686)
Accounts payable	(8,228)	2,555
Accrued liabilities	(5,950)	(14,726)
Income taxes payable	1,473	1,503
Other non-current assets	(1,477)	(1,828)
Other non-current liabilities	1,703	1,101
Net cash (used in) operating activities	(12,053)	(17,780)
Cash flows from investing activities:
Capital expenditures	(1,523)	(6,469)
Trademarks	(20)	(86)
Proceeds from sale of an asset held for sale	-	2,196
Net cash (used in) investing activities	(1,543)	(4,359)
Cash flows from financing activities:
Stock options exercised and other changes	(1,324)	(953)
Excess tax benefit from stock-based compensation	858	350
Dividends paid	(2,523)	(1,272)
Stock repurchase	(5,312)	(467)
Net cash (used in) financing activities	(8,301)	(2,342)
Effect of exchange rate changes on cash and cash equivalents	2,065	(1,924)
Net (decrease) in cash and cash equivalents	(19,832)	(26,405)
Cash and cash equivalents at beginning of period	157,659	167,889
Cash and cash equivalents at end of period	$137,827	$141,484

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

BASIS OF PRESENTATION

The accompanying interim unaudited consolidated financial statements have been prepared by Movado Group, Inc. (the “Company”) in a manner consistent with that used in the preparation of the annual audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2014 (the “2014 Annual Report on Form 10-K”). In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial position and results of operations for the periods presented. The consolidated balance sheet data at January 31, 2014 is derived from the audited annual financial statements, which are included in the Company’s 2014 Annual Report on Form 10-K and should be read in connection with these interim unaudited financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

NOTE 1 – RECLASSIFICATIONS

Certain reclassifications were made to prior years’ financial statement amounts and related note disclosures to conform to the first quarter fiscal 2015 presentation.  In the first quarter fiscal 2014 certain assets were reclassified from accounts receivable to inventory to conform to the first quarter fiscal 2015 presentation.

NOTE 2 – FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Accounting guidance establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value into three broad levels as follows:

—	Level 1 – Quoted prices in active markets for identical assets or liabilities.
—	Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
—	Level 3 – Unobservable inputs based on the Company’s assumptions.

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of (in thousands):

		Fair Value at April 30, 2014
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$687	$—	$—	$687
Time deposits	Short-term investments	34,063			34,063
SERP assets - employer	Other non-current assets	1,273	—	—	1,273
SERP assets - employee	Other non-current assets	22,478	—	—	22,478
Hedge derivatives	Other current assets	—	772	—	772
Total		$58,501	$772	$—	$59,273
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$22,478	$—	$—	$22,478
Hedge derivatives	Accrued liabilities	—	10	—	10
Total		$22,478	$10	$—	$22,488

		Fair Value at January 31, 2014
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$576	$—	$—	$576
Time deposits	Short-term investments	33,099			33,099
SERP assets - employer	Other non-current assets	1,117	—	—	1,117
SERP assets - employee	Other non-current assets	20,854	—	—	20,854
Hedge derivatives	Other current assets	—	403	—	403
Total		$55,646	$403	$—	$56,049
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$20,854	$—	$—	$20,854
Hedge derivatives	Accrued liabilities	—	173	—	173
Total		$20,854	$173	$—	$21,027

		Fair Value at April 30, 2013
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$287	$—	$—	$287
SERP assets - employer	Other non-current assets	926	—	—	926
SERP assets - employee	Other non-current assets	18,615	—	—	18,615
Hedge derivatives	Other current assets	—	212	—	212
Total		$19,828	$212	$—	$20,040
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$18,615	$—	$—	$18,615
Hedge derivatives	Accrued liabilities	—	111	—	111
Total		$18,615	$111	$—	$18,726

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

NOTE 3 – EQUITY

The components of equity for the three months ended April 30, 2014 and 2013 are as follows (in thousands):

	Movado Group, Inc. Shareholders’ Equity
	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance, January 31, 2014	$266	$66	$165,342	$316,334	$(122,406)	$103,702	$2,686	$465,990
Net income				7,365			64	7,429
Dividends				(2,523)				(2,523)
Stock repurchase					(5,312)			(5,312)
Stock options exercised, net of tax benefit of $858	2		856		(1,324)			(466)
Supplemental executive retirement plan			18					18
Stock-based compensation expense			1,180					1,180
Net unrealized gain on investments, net of tax of $39						70		70
Stock donation			671		385			1,056
Foreign currency translation adjustment (1)						8,060	71	8,131
Balance, April 30, 2014	$268	$66	$168,067	$321,176	$(128,657)	$111,832	$2,821	$475,573

	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance, January 31, 2013	$264	$66	$159,696	$272,094	$(110,701)	$102,271	$2,002	$425,692
Net income				8,210			(31)	8,179
Dividends				(1,272)				(1,272)
Stock repurchase					(467)			(467)
Stock options exercised, net of tax benefit of $350	2		555		(1,160)			(603)
Supplemental executive retirement plan			6					6
Stock-based compensation expense			572					572
Net unrealized gain on investments, net of tax						1		1
Foreign currency translation adjustment (1)						(5,197)	(38)	(5,235)
Balance, April 30, 2013	$266	$66	$160,829	$279,032	$(112,328)	$97,075	$1,933	$426,873
(1)	The currency translation adjustment is not adjusted for income taxes to the extent that they relate to permanent investments in international subsidiaries.

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

The Company divides its business into two major geographic locations: United States operations, and International, which includes the results of all other Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s International operations are principally conducted in Europe, the Americas (excluding the United States), the Middle East and Asia and accounted for 20.3%, 12.8%, 8.1% and 7.4%, respectively, of the Company’s total net sales for the three months ended April 30, 2014. For the three months ended April 30, 2013, the Company’s International operations were principally conducted in Europe, the Americas (excluding the United States), the Middle East and Asia and accounted for 17.4%, 11.4%, 9.2% and 8.2%, respectively, of the Company’s total net sales. Substantially all of the Company’s international assets are located in Switzerland and Asia.

Operating Segment Data for the Three Months Ended April 30, 2014 and 2013 (in thousands):

	Net Sales		Operating Income
	2014	2013	2014	2013
Wholesale	$109,685	$99,976	$9,375	$8,854
Retail	11,236	10,034	1,546	1,151
Consolidated total	$120,921	$110,010	$10,921	$10,005

	Total Assets
	April 30, 2014	January 31, 2014	April 30, 2013
Wholesale	$553,833	$558,266	$495,861
Retail	21,051	20,344	19,518
Consolidated total	$574,884	$578,610	$515,379

Geographic Location Data for the Three Months Ended April 30, 2014 and 2013 (in thousands):

	Net Sales		Operating (Loss) / Income
	2014	2013	2014	2013
United States	$62,279	$58,477	$(843)	$2,435
International	58,642	51,533	11,764	7,570
Consolidated total	$120,921	$110,010	$10,921	$10,005

United States and International net sales are net of intercompany sales of $64.8 million and $65.9 million for the three months ended April 30, 2014 and 2013, respectively.

	Total Assets
	April 30, 2014	January 31, 2014	April 30, 2013
United States	$218,760	$239,890	$195,836
International	356,124	338,720	319,543
Consolidated total	$574,884	$578,610	$515,379

	Long-Lived Assets
	April 30, 2014	January 31, 2014	April 30, 2013
United States	$24,969	$25,943	$25,938
International	21,837	21,853	20,351
Consolidated total	$46,806	$47,796	$46,289

NOTE 5 – INVENTORIES

Inventories consisted of the following (in thousands):

	April 30, 2014	January 31, 2014	April 30, 2013
Finished goods	$121,150	$118,308	$113,048
Component parts	55,272	55,138	53,469
Work-in-process	8,021	7,859	8,619
	$184,443	$181,305	$175,136

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

Availability under the Facility is determined by reference to a borrowing base which is based on the sum of a percentage of eligible accounts receivable and eligible inventory of the Borrowers. $10.0 million in availability is blocked unless the Borrowers have achieved for the most recently ended four fiscal quarter periods a consolidated fixed charge coverage ratio of at least 1.25 to 1.0 with domestic EBITDA greater than $10.0 million. The Borrowers are not currently subject to the availability block. The availability block, if applicable, will be reduced by the amount by which the borrowing base exceeds $25.0 million, up to a maximum reduction of $5.0 million. Availability under the Facility may be further reduced by certain reserves established by the Agent in its good faith credit judgment. The Second Amendment reduced the Lenders’ total commitment under the Loan Agreement from $55 million to $25 million and consequently availability was correspondingly reduced. As of April 30, 2014, total availability under the Facility, giving effect to an availability block of $0, no outstanding borrowings and the letters of credit outstanding under the subfacility, was $20.5 million.

The initial applicable margin for LIBOR rate loans was 4.25% and for base rate loans was 3.25%. After July 17, 2010, the applicable margins decreased or increased by 0.25% per annum from the initial applicable margins depending on whether average availability for the most recently completed fiscal quarter was either greater than $12.5 million, or was $5.0 million or less, respectively. The First Amendment reduced the applicable margins for both LIBOR rate loans and base rate loans by 1.25% and the Second Amendment further reduced the applicable margins by 0.75%. Accordingly, as of April 30, 2014 and based on current availability, the applicable margins were 2.00% and 1.00% for LIBOR and base rate loans, respectively.

After the date (the “Block Release Date”) when availability under the Facility is no longer subject to any blocked amount, if borrowing availability is less than $12.5 million, the Borrowers will be subject to a minimum fixed charge coverage ratio until such time as borrowing availability has been greater than $12.5 million for at least 90 consecutive days.

After the Block Release Date, cash dominion will be imposed if borrowing availability is less than $10.0 million and will continue until such time as borrowing availability has been greater than $10.0 million for at least 45 consecutive days. As of April 30, 2014, the Borrowers were not subject to cash dominion nor do the Borrowers expect to be subject to such a requirement in the foreseeable future.

The Loan Agreement contains additional affirmative and negative covenants binding on the Borrowers and their subsidiaries that are customary for asset based facilities, including, but not limited to, restrictions and limitations on the incurrence of debt for borrowed money and liens, dispositions of assets, capital expenditures, dividends and other payments in respect of equity interests, the making of loans and equity investments, prepayments of subordinated and certain other debt, mergers, consolidations, liquidations and dissolutions, and transactions with affiliates. The Loan Agreement permits Borrowers to pay distributions as dividends and make share repurchases up to an aggregate of $150.0 million (less the amount of any charitable donations made by the Company which are permitted up to an aggregate amount of $14 million) and make acquisitions up to an aggregate of $50.0 million, as long as, at the time of such transaction, either (A) Borrowers have cash assets of at least $60.0 million with no revolver loans outstanding, or (B) (i) the consolidated fixed charge coverage ratio is at least 1.25 to 1.00, (ii) availability is greater than $12.5 million and (iii) positive EBITDA plus repatriated cash dividends minus restricted payments are greater than $0. As of April 30, 2014, the Company was in compliance with these financial covenants and, therefore, is permitted to pay dividends. The Company presently expects that it will be able to pay any dividends declared through the remaining term of the Facility.

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

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. As of April 30, 2014, these lines of credit totaled 5.0 million Swiss francs with a dollar equivalent of $5.7 million. As of April 30, 2013, these lines of credit totaled 10.0 million Swiss francs with a dollar equivalent of $10.8 million. As of April 30, 2014 and 2013, there were no borrowings against these lines. As of April 30, 2014, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar amount equivalent of $1.4 million in various foreign currencies.

NOTE 7 – EARNINGS PER SHARE

The Company presents net income per share on a basic and diluted basis. Basic earnings per share are computed using weighted-average shares outstanding during the period. Diluted earnings per share are computed using the weighted-average number of shares outstanding adjusted for dilutive common stock equivalents.

The weighted-average number of shares outstanding for basic earnings per share was approximately 25,325,000 and 25,522,000 for the three month periods ended April 30, 2014 and 2013, respectively. For the three month periods ended April 30, 2014 and 2013, the number of shares outstanding for diluted earnings per share was increased by approximately 371,000 and 351,000, due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans and SERP.

For the three month periods ended April 30, 2014 and 2013, approximately 36,000 and 19,000, respectively, of potentially dilutive common stock equivalents were excluded from the computation of dilutive earnings per share because their effect would have been antidilutive.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

As of April 30, 2014, one bank in the domestic bank group had issued four irrevocable standby letters of credit in connection with a trademark license agreement, retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada. As of April 30, 2014, the Company had outstanding letters of credit totaling $4.5 million with expiration dates through April 30, 2016.

As of April 30, 2014, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar amount equivalent of $1.4 million in various foreign currencies.

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

NOTE 9 – INCOME TAXES

The Company recorded a tax expense of $3.4 million and $3.3 million for the three months ended April 30, 2014 and 2013, respectively. The effective tax rate was 31.6% for the three month period ended April 30, 2014 and 28.8% for the three month period ended April 30, 2013.

The effective tax rate for the three months ended April 30, 2014 was negatively impacted by the increase in earnings in tax jurisdictions with a higher effective tax rate as well as the exclusion of certain companies with pretax losses from the estimated annual effective tax rate. The effective tax rate for the three months ended April 30, 2013, was primarily impacted by the application of guidelines related to accounting for income taxes in interim periods, which required the exclusion of certain companies with pretax losses from the estimated annual effective tax rate.

The effective tax rates for the three months ended April 30, 2014 and 2013 differ from the U.S. statutory tax rate primarily as a result of foreign profits being taxed in lower taxing jurisdictions partially offset by no tax benefit being realized on certain foreign net operating losses.

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

The Company uses forward exchange contracts to offset its exposure to certain foreign currency receivables and liabilities. These forward contracts are not designated as qualified hedges and, therefore, changes in the fair value of these derivatives are recognized in SG&A expenses and cost of sales, respectively, thereby offsetting the current earnings effect of the related foreign currency receivables and liabilities.

All of the Company’s derivative instruments have liquid markets to assess fair value. The Company does not enter into any derivative instruments for trading purposes.

As of April 30, 2014, the Company’s entire net forward contracts hedging portfolio consisted of 37.0 million Swiss francs equivalent for various expiry dates ranging through October 22, 2014.

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for derivatives as of (in thousands):

			Asset Derivatives			Liability Derivatives
	Balance Sheet Location	April 30, 2014 Fair Value	January 31, 2014 Fair Value	April 30, 2013 Fair Value	Balance Sheet Location	April 30, 2014 Fair Value	January 31, 2014 Fair Value	April 30, 2013 Fair Value
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$772	$403	$212	Accrued Liabilities	$10	$173	$111
Total Derivative Instruments		$772	$403	$212		$10	$173	$111

NOTE 11 - ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)

The components of accumulated other comprehensive income / (loss) consisted of the following: (in thousands)

	Currency Translation Adjustments	Net Unrealized Gain on Investments	Net Unrealized Income On Hedging Contracts	Accumulated Other Comprehensive Income
Balance, January 31, 2014	$103,438	$263	$1	$103,702
Other comprehensive income before reclassifications	8,060	70	—	8,130
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current-period other comprehensive income	8,060	70	—	8,130
As of April 30, 2014	$111,498	$333	$1	$111,832

	Currency Translation Adjustments	Net Unrealized Gains on Investments	Accumulated Other Comprehensive Income
Balance, January 31, 2013	$102,220	$51	$102,271
Other comprehensive (loss) / income before reclassifications	(5,197)	1	(5,196)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current-period other comprehensive (loss) / income	(5,197)	1	(5,196)
As of April 30, 2013	$97,023	$52	$97,075

NOTE 12 – OTHER INCOME

Other income for the three months ended April 30, 2013 consisted of a $1.5 million pre-tax gain on the sale of a building. The Company received cash proceeds from the sale of $2.2 million. Prior to the sale, the building had been classified as an asset held for sale in other current assets.

NOTE 13 – TREASURY STOCK

On March 20, 2013, the Board approved a share repurchase program under which the Company may purchase up to $50.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. This authorization expires on January 31, 2016, and the Company may purchase shares of its common stock through open market purchases, block trades or otherwise. The shares will be purchased primarily to mitigate the dilutive impact of equity grants during the course of the next few years. Therefore, the Company does not expect the share repurchase program to have a significant impact on the weighted average number of shares outstanding. During the three months ended April 30, 2014, the Company repurchased a total of 133,073 shares of common stock at a total cost of approximately $5.3 million or an average cost of $39.92 per share.

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

These risks and uncertainties, along with the risk factors discussed under Item 1A “Risk Factors” in the Company’s 2014 Annual Report on Form 10-K, should be considered in evaluating any forward-looking statements contained in this report or incorporated by reference herein. All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to the Company or any person acting on its behalf are qualified by the cautionary statements in this section. The Company undertakes no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements. These estimates and assumptions also affect the reported amounts of revenues and expenses. Estimates by their nature are based on judgments and available information. Therefore, actual results could materially differ from those estimates under different assumptions and conditions.

Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and the results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s most critical accounting policies have been discussed in the Company’s 2014 Annual Report on Form 10-K.

As of April 30, 2014, there have been no material changes to any of the critical accounting policies as disclosed in the Company’s 2014 Annual Report on Form 10-K.

Recent Developments

On May 22, 2014, the Board approved the payment of a cash dividend in the amount of $0.10 for each share of the Company’s outstanding common stock and class A common stock. The dividend will be paid on June 16, 2014 to all shareholders of record as of the close of business on June 2, 2014. The decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

On March 28, 2014, the Company entered into an amended and restated license agreement (the "Amended License Agreement") with Lacoste S.A., Sporloisirs S.A. and Lacoste Alligator S.A. (together, "Licensor"). The Amended License Agreement amends and restates the original license agreement with the Licensor entered into on March 24, 2006 and extends the term from January 1, 2015 through December 31, 2022.

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

As of April 30, 2014, the Company divides its watch business into two principal categories: the luxury category and the licensed brands category. The luxury category consists of the Ebel®, Concord®, Movado® and ESQ® Movado brands.  Previously, the Company classified the Movado and the ESQ Movado brands together as a separate category referred to as accessible luxury. Watches in the licensed brands category include the following brands manufactured and distributed under license agreements with the respective brand owners: Coach®, HUGO BOSS®, Juicy Couture®, Lacoste®, Tommy Hilfiger® and SCUDERIA FERRARI®. These changes to the Company’s watch brand categories did not change the Company’s operating segments.

Results of operations for the three months ended April 30, 2014 as compared to the three months ended April 30, 2013

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Three Months Ended April 30,
	2014	2013
Wholesale:
United States	$51,043	$48,443
International	58,642	51,533
Total Wholesale	109,685	99,976
Retail	11,236	10,034
Net Sales	$120,921	$110,010

Net sales for the three months ended April 30, 2014 were $120.9 million, above the prior year period by $10.9 million or 9.9%. For the period ended April 30, 2014, fluctuations in foreign currency exchange rates favorably impacted net sales by $1.6 million when compared to the prior year period.

Net sales for the three months ended April 30, 2014 in the wholesale segment were $109.7 million, above the prior year period by $9.7 million or 9.7%.  The increase in net sales was driven by sales increases in both United States and International locations of the wholesale segment.

Net sales for the three months ended April 30, 2014 in the United States location of the wholesale segment were $51.0 million, above the prior year period by $2.6 million or 5.4%, primarily driven by sales increases in the licensed brand category. Net sales in the licensed brand category were above the prior year period by $3.2 million, or 24.7%, primarily due to higher sales of Coach watches as a result of the repositioning of Coach watches from a fine to a fashion watch brand. These increases were partially offset by sales decreases in certain other licensed brands.  A net sales decrease was recorded in the luxury category of $0.5 million, primarily resulting from sales decreases of the ESQ Movado brand primarily due to the Company’s decision in the fourth quarter of fiscal 2014, to reduce the presence of ESQ Movado while expanding the Movado brand offering in certain retail doors.  These decreases were partially offset by sales increases in the Movado brand primarily due to strong sell-through, which included higher sales of the Movado BOLD collection and the introduction of Movado TC and SE Pilot watch collections in the second half of the prior year, all of which were supported by the Company’s continued focus and investment in marketing and advertising.

Net sales for the three months ended April 30, 2014 in the International location of the wholesale segment were $58.6 million, above the prior year by $7.1 million or 13.8%, primarily driven by a sales increase in the licensed brand category.  Net sales in the licensed brand category were above the prior year period by $6.7 million, or 17.3%, primarily due to higher sales of Coach watches as a result of the repositioning of the Coach watches from a fine to a fashion watch brand, as well as geographic expansion.  Also contributing to the increase were sales of the Company’s Scuderia Ferrari watch line, which was newly introduced in the first quarter of the prior fiscal year period and the strong sell-through of certain other licensed brands.  Net sales in the luxury category were above the prior year period by $0.4 million, or 3.3%, primarily due to higher sales of Movado watches in Canada.  For the three months ended April 30, 2014, fluctuations in foreign currency exchange rates favorably impacted net sales by $1.6 million when compared to the prior year period.

Net sales for the three months ended April 30, 2014 in the retail segment were $11.2 million, representing a 12.0% increase from the prior year period sales of $10.0 million. The increase in net sales was primarily attributable to strong sell-through and customer demand in the current year period. As of April 30, 2014, the Company operated 35 outlet stores, compared to 33 outlet stores at the end of the prior year period.

Gross Profit.  Gross profit for the three months ended April 30, 2014 was $65.2 million or 53.9% of net sales as compared to $59.9 million or 54.5% of net sales in the prior year period. The increase in gross profit of $5.2 million was primarily due to higher net sales for the current year period partially offset by a lower gross margin percentage. The gross margin percentage for the three months ended April 30, 2014 decreased by approximately 60 basis points primarily due to an unfavorable impact of fluctuations in foreign currency exchange rates of approximately 80 basis points and a shift in channel and product mix of approximately 50 basis points. These decreases in the gross margin percentage were partially offset by the positive impact of approximately 70 basis points resulting from leverage gained on certain fixed costs primarily due to the increase in sales volume year-over-year.

Selling, General and Administrative (“SG&A”).  SG&A expenses for the three months ended April 30, 2014 were $54.2 million, representing an increase from the prior year period of $4.3 million or 8.6%. The increase in SG&A expenses was attributed to higher compensation and benefit expense of $2.4 million primarily resulting from higher headcount, salaries, expenses relating to separation agreements and stock awards.   Also contributing to the increase in SG&A expenses were higher marketing expenses of $0.7 million and the unfavorable effect of fluctuations in foreign currency exchange rates of $0.6 million, which was the result of increases from the translation of foreign subsidiary results.  Also contributing to the increase in SG&A expenses was higher trade show expenses of $0.2 million, primarily related to the Baselworld Watch and Jewelry Show.

Wholesale Operating Income.  Operating income of $9.4 million and $8.8 million, which includes unallocated corporate expenses, was recorded in the Wholesale segment for the three months end April 30, 2014 and 2013, respectively. The $0.6 million increase in operating income was the net result of an increase in gross profit of $4.6 million, partially offset by an increase in SG&A expenses of $4.0 million. The increase in gross profit of $4.6 million was primarily due to higher net sales. The increase in SG&A expenses was attributed to higher compensation and benefit expense of $2.3 million primarily resulting from higher headcount, salaries, expenses relating to separation agreements and stock awards.  Also contributing to the increase in SG&A expenses were higher marketing expenses of $0.7 million and the unfavorable effect of fluctuations in foreign currency exchange rates of $0.6 million, which was the result of increases from the translation of foreign subsidiary results.  Also contributing to the increase in SG&A expenses was higher trade show expenses of $0.2 million, primarily related to the Baselworld Watch and Jewelry Show.

U.S. Wholesale Operating Loss / Income.  Operating loss of $2.4 million and an operating income of $1.3 million, which includes unallocated corporate expenses, was recorded in the United States location of the Wholesale segment for the three months ended April 30, 2014 and 2013, respectively. The increase in loss of $3.7 million was primarily due to higher SG&A expenses of $3.0 million, which was primarily attributable to higher marketing expense of $1.9 million resulting from the Company’s decision to continue investment in this area to drive sales growth. Also contributing to the increase in SG&A expenses was higher compensation and benefit expense of $1.0 million, resulting from higher headcount, salaries and stock award expenses, partially offset by a decrease in performance-based compensation. Also contributing to the operating loss was a decrease in gross profit of $0.6 million primarily resulting from a lower gross margin, partially offset by higher sales.

International Wholesale Operating Income.  Operating income of $11.8 million and $7.5 million was recorded in the International location of the Wholesale segment for the three months ended April 30, 2014 and 2013, respectively. The increase in income of $4.3 million was due to higher gross profit of $5.2 million, which was primarily attributable to higher sales. The higher gross profit was partially offset by higher SG&A expenses of $1.1 million, which included higher compensation and benefit expenses of $1.3 million resulting primarily from higher headcount, salaries, expenses related to separation agreements and the unfavorable effect of fluctuations in foreign currency exchange rates of $0.6 million, which was the result of increases from the translation of foreign subsidiary results. Also contributing to the increase in SG&A was higher trade show expenses of $0.2 million, primarily related to the Baselworld Watch and Jewelry Show.  These increased SG&A expenses were partially offset by lower marketing expenses of $1.2 million, primarily due to timing of advertisements.

Retail Operating Income.  Operating income of $1.5 million and $1.2 million was recorded in the retail segment for the three months ended April 30, 2014 and 2013, respectively. The $0.3 million increase in operating income was the result of an increase in gross profit of $0.6 million, partially offset by an increase in SG&A expenses of $0.3 million. The increase in gross profit of $0.6 million was primarily attributable to higher sales. The increase in SG&A expenses of $0.3 million was primarily due to higher compensation, benefit expenses and occupancy expenses related to the opening of new stores.

Other Income. Other income for the three months ended April 30, 2013 consisted of a $1.5 million pre-tax gain on the sale of a building. The Company received cash proceeds from the sale of $2.2 million in the first quarter of fiscal year 2014. Prior to the sale, the building had been classified as an asset held for sale in other current assets.

Income Taxes. The Company recorded a tax expense of $3.4 million and $3.3 million for the three months ended April 30, 2014 and 2013, respectively.  The effective tax rate was 31.6% for the three month period ended April 30, 2014 and 28.8% for the three month period ended April 30, 2013.

The effective tax rate for the three months ended April 30, 2014 was negatively impacted by the increase in earnings in tax jurisdictions with a higher effective tax rate as well as the exclusion of certain companies with pretax losses from the estimated annual effective tax rate. The effective tax rate for the three months ended April 30, 2013, was primarily impacted by the application of guidelines related to accounting for income taxes in interim periods, which required the exclusion of certain companies with pretax losses from the estimated annual effective tax rate.

The effective tax rates for the three months ended April 30, 2014 and 2013 differ from the U.S. statutory tax rate primarily as a result of foreign profits being taxed in lower taxing jurisdictions partially offset by no tax benefit being realized on certain foreign net operating losses.

Net Income Attributed to Movado Group, Inc. The Company recorded net income of $7.4 million and $8.2 million for the three months ended April 30, 2014 and 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2014 and April 30, 2013 the Company had $137.8 million and $141.5 million of cash and cash equivalents, $121.4 million and $125.7 million of which consisted of cash and cash equivalents at the Company’s foreign subsidiaries, respectively. At April 30, 2014 one of the Company’s foreign subsidiaries also had invested $34.1 million in a six-month time deposit which matures on July 24, 2014, labeled as Short-Term Investments on the Consolidated Balance Sheet. The majority of the foreign cash balances are associated with earnings that the Company has asserted are permanently reinvested, and which are required to support continued growth outside the United States through funding of capital expenditures, operating expenses and similar cash needs of the foreign operations. The Company has previously provided for $12.8 million of earnings that have not yet been repatriated.

Cash used in operating activities was $12.1 million and $17.8 million for three months ended April 30, 2014 and 2013, respectively. The $12.1 million of cash used in operating activities for the three months ended April 30, 2014, was primarily due to the change in working capital of $24.6 million, partially offset by income for the period of $7.4 million and favorable non-cash items of $4.9 million.  The change in working capital of $24.6 million was primarily due to the pay down of liabilities related to the timing of payments for inventory and certain year-end accruals and an increase in accounts receivable primarily due to increased sales. The $17.8 million of cash used in operating activities for the three months ended April 30, 2013, was primarily due to the change in working capital of $27.3 million, partially offset by income for the period of $8.2 million and favorable non-cash items of $2.1 million. The change in working capital of $27.3 million was primarily due to an increase in inventory, the pay down of liabilities and an increase in receivables.

Cash used in investing activities amounted to $1.5 million and $4.4 million for the three months ended April 30, 2014 and 2013, respectively. The cash used in the three months ended April 30, 2014, consisted of capital expenditures of $1.5 million, primarily related to the improvements of Baselworld Watch and Jewelry Show booths, construction of shop-in-shops at some of the Company’s wholesale customers and spending on tooling and design. The cash used in the three months ended April 30, 2013, consisted of capital expenditures of $6.5 million, primarily related to the construction of Baselworld booths, retail store renovations and Swiss office improvements. These prior period expenditures were partially offset by proceeds of $2.2 million received from the sale of a building held for sale.

Cash used in financing activities amounted to $8.3 million and $2.3 million for the three months ended April 30, 2014 and 2013, respectively. Cash used in financing activities for both the three months ended April 30, 2014 and 2013, was primarily to repurchase shares of the Company’s common stock, to pay dividends and the result of stock option exercises for the quarter.

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

Availability under the Facility is determined by reference to a borrowing base which is based on the sum of a percentage of eligible accounts receivable and eligible inventory of the Borrowers. $10.0 million in availability is blocked unless the Borrowers have achieved for the most recently ended four fiscal quarter periods a consolidated fixed charge coverage ratio of at least 1.25 to 1.0 with domestic EBITDA greater than $10.0 million. The Borrowers are not currently subject to the availability block. The availability block, if applicable, will be reduced by the amount by which the borrowing base exceeds $25.0 million, up to a maximum reduction of $5.0 million. Availability under the Facility may be further reduced by certain reserves established by the Agent in its good faith credit judgment. The Second Amendment reduced the Lenders’ total commitment under the Loan Agreement from $55 million to $25 million and consequently availability was correspondingly reduced. As of April 30, 2014, total availability under the Facility, giving effect to an availability block of $0, no outstanding borrowings and the letters of credit outstanding under the subfacility, was $20.5 million.

The initial applicable margin for LIBOR rate loans was 4.25% and for base rate loans was 3.25%. After July 17, 2010, the applicable margins decreased or increased by 0.25% per annum from the initial applicable margins depending on whether average availability for the most recently completed fiscal quarter was either greater than $12.5 million, or was $5.0 million or less, respectively. The First Amendment reduced the applicable margins for both LIBOR rate loans and base rate loans by 1.25% and the Second Amendment further reduced the applicable margins by 0.75%. Accordingly, as of April 30, 2014 and based on current availability, the applicable margins were 2.00% and 1.00% for LIBOR and base rate loans, respectively.

After the date (the “Block Release Date”) when availability under the Facility is no longer subject to any blocked amount, if borrowing availability is less than $12.5 million, the Borrowers will be subject to a minimum fixed charge coverage ratio until such time as borrowing availability has been greater than $12.5 million for at least 90 consecutive days.

After the Block Release Date, cash dominion will be imposed if borrowing availability is less than $10.0 million and will continue until such time as borrowing availability has been greater than $10.0 million for at least 45 consecutive days. As of April 30, 2014, the Borrowers were not subject to cash dominion nor do the Borrowers expect to be subject to such a requirement in the foreseeable future.

The Loan Agreement contains additional affirmative and negative covenants binding on the Borrowers and their subsidiaries that are customary for asset based facilities, including, but not limited to, restrictions and limitations on the incurrence of debt for borrowed money and liens, dispositions of assets, capital expenditures, dividends and other payments in respect of equity interests, the making of loans and equity investments, prepayments of subordinated and certain other debt, mergers, consolidations, liquidations and dissolutions, and transactions with affiliates. The Loan Agreement permits Borrowers to pay distributions as dividends and make share repurchases up to $150.0 million (less the amount of any charitable donations made by the Company which are permitted up to an aggregate amount of $14 million) and make acquisitions up to $50.0 million, as long as Borrowers either have cash assets of at least $60.0 million with no revolver loans outstanding, or (i) the consolidated fixed charge coverage ratio is at least 1.25 to 1.00, (ii) availability is greater than $12.5 million and (iii) positive EBITDA plus repatriated cash dividends minus restricted payments are greater than $0. As of April 30, 2014, the Company was in compliance with these financial covenants and, therefore, is permitted to pay dividends. The Company presently expects that it will be able to pay dividends through the remaining term of the Facility.

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

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. As of April 30, 2014, these lines of credit totaled 5.0 million Swiss francs with a dollar equivalent of $5.7 million. As of April 30, 2013 these lines of credit totaled 10.0 million Swiss francs with a dollar equivalent of $10.8 million. As of April 30, 2014 and 2013, there were no borrowings against these lines. As of April 30, 2014, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar amount equivalent of $1.4 million in various foreign currencies.

The Company paid dividends of $0.10 and $0.05 per share or approximately $2.5 million and $1.3 million for the three months ended April 30, 2014 and 2013, respectively.

On May 22, 2014, the Board approved the payment of a cash dividend in the amount of $0.10 for each share of the Company’s outstanding common stock and class A common stock. The dividend will be paid on June 16, 2014 to all shareholders of record as of the close of business on June 2, 2014. The decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

On March 26, 2014, the Board approved an increase in the Company’s quarterly cash dividend to $0.10 for each share of the Company’s outstanding common stock and class A common stock.

Cash at April 30, 2014 amounted to $137.8 million compared to $141.5 million at April 30, 2013. The decrease in cash is primarily the result of cash used by operations, as well as the payment of dividends, stock repurchase and capital expenditures.

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

As of April 30, 2014, the Company’s entire net forward contracts hedging portfolio consisted of 37.0 million Swiss francs equivalent for various expiry dates ranging through October 22, 2014 compared to a portfolio of 31.0 million Swiss francs equivalent for various expiry dates ranging through October 17, 2013 as of April 30, 2013. If the Company were to settle its Swiss franc forward contracts at April 30, 2014, the net result would be a gain of $0.5 million, net of tax expense of $0.3 million. The Company had no Swiss franc option contracts related to cash flow hedges as of April 30, 2014 and 2013, respectively.

The Board authorized the hedging of the Company’s Swiss franc denominated investment in its wholly-owned Swiss subsidiaries using purchase options under certain limitations. These hedges are treated as net investment hedges under the relevant accounting guidance regarding derivative instruments. As of April 30, 2014 and 2013, the Company did not hold a purchased option hedge portfolio related to net investment hedging.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under its hedging program, the Company can purchase various commodity derivative instruments, primarily future contracts. These derivatives are documented as qualified cash flow hedges, and gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. The Company did not hold any future contracts in its gold hedge portfolio related to cash flow hedges as of April 30, 2014 and 2013, thus any changes in the gold price will have an equal effect on the Company’s cost of sales.

Debt and Interest Rate Risk

The Company has the capability to have certain debt obligations with variable interest rates, which are based on LIBOR plus a fixed additional interest rate. The Company does not hedge these interest rate risks. As of April 30, 2014, the Company had no outstanding debt. For additional information concerning potential changes to future interest obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended April 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A Risk Factors

As of April 30, 2014, there have been no material changes to any of the risk factors previously reported in the Company’s 2014 Annual Report on Form 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On March 20, 2013, the Board approved a share repurchase program under which the Company may purchase up to $50.0 million of its outstanding common shares from time to time, depending on market conditions, share price and other factors. This authorization expires on January 31, 2016, and the Company may purchase shares of its common stock through open market purchases, block trades or otherwise. The shares will be purchased primarily to mitigate the dilutive impact of equity grants during the course of the next few years. Therefore, the Company does not expect the share repurchase program to have a significant impact on the weighted average of shares outstanding. During the three months ended April 30, 2014, the Company repurchased a total of 133,073 shares of its common stock in the open market at a total cost of approximately $5.3 million or an average cost of $39.92 per share.

There were 27,931 shares of common stock repurchased during the three months ended April 30, 2014 as a result of the surrender of shares in connection with the vesting of certain restricted stock awards. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

The following table summarizes information about the Company’s purchases for the three months ended April 30, 2014 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
February 1, 2014 – February 28, 2014	69,500	$38.26	69,500	$36,853,256
March 1, 2014 – March 31, 2014	62,477	41.64	60,573	34,326,809
April 1, 2014 – April 30, 2014	29,027	47.37	3,000	34,200,753
Total	161,004	$41.21	133,073	$34,200,753

Item 6 Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial information from Movado Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2014 filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOVADO GROUP, INC.
(Registrant)
Dated: May 22, 2014	By:	/s/ Sallie A. DeMarsilis
Sallie A. DeMarsilis Senior Vice President, Chief Financial Officer and Principal Accounting Officer