Form 10-Q
period 2014-07-31
MOVADO GROUP INC
filed 2014-08-26
CIK 72573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2014

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

The number of shares outstanding of the registrant’s Common Stock and Class A Common Stock as of August 20, 2014 were 18,679,631 and 6,642,184, respectively.

MOVADO GROUP, INC.

Index to Quarterly Report on Form 10-Q

July 31, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	July 31,	January 31,	July 31,
	2014	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$169,649	$157,659	$151,516
Short-term investments	—	33,099	—
Trade receivables	91,214	68,683	74,567
Inventories	195,331	181,305	182,718
Other current assets	41,018	44,564	38,426
Total current assets	497,212	485,310	447,227

Property, plant and equipment, net	46,141	47,796	47,296
Deferred income taxes	14,604	14,891	21,667
Other non-current assets	33,486	30,613	27,451
Total assets	$591,443	$578,610	$543,641
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$37,604	$33,598	$31,169
Accrued liabilities	40,334	43,573	40,902
Deferred and current income taxes payable	4,819	6,422	5,150
Total current liabilities	82,757	83,593	77,221

Deferred and non-current income taxes payable	3,360	3,518	3,880
Other non-current liabilities	28,063	25,509	24,542
Total liabilities	114,180	112,620	105,643

Commitments and contingencies (Note 8)
Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 26,835,876, 26,643,108 and 26,616,145 shares issued, respectively	268	266	266
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,642,184, 6,638,262 and 6,638,223 shares issued and outstanding, respectively	66	66	66
Capital in excess of par value	171,424	165,342	162,367
Retained earnings	330,791	316,334	290,209
Accumulated other comprehensive income	103,075	103,702	98,113
Treasury Stock, 8,143,597, 7,945,419 and 7,770,281 shares, respectively, at cost	(131,112)	(122,406)	(115,172)
Total Movado Group, Inc. shareholders' equity	474,512	463,304	435,849
Noncontrolling interests	2,751	2,686	2,149
Total equity	477,263	465,990	437,998
Total liabilities and equity	$591,443	$578,610	$543,641

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Net sales	$143,591	$138,301	$264,512	$248,311
Cost of sales	65,985	63,483	121,755	113,574
Gross profit	77,606	74,818	142,757	134,737
Selling, general and administrative	60,438	57,778	114,668	107,692
Operating income	17,168	17,040	28,089	27,045
Other income (Note 12)	—	—	—	1,526
Interest expense	(100)	(115)	(194)	(180)
Interest income	11	16	46	39
Income before income taxes	17,079	16,941	27,941	28,430
Provision for income taxes (Note 9)	4,909	4,287	8,342	7,597
Net income	12,170	12,654	19,599	20,833
Less: Net income attributed to noncontrolling interests	19	200	83	169
Net income attributed to Movado Group, Inc.	$12,151	$12,454	$19,516	$20,664
Basic income per share:
Weighted basic average shares outstanding	25,384	25,565	25,355	25,544
Net income per share attributed to Movado Group, Inc.	$0.48	$0.49	$0.77	$0.81
Diluted income per share:
Weighted diluted average shares outstanding	25,674	25,846	25,685	25,859
Net income per share attributed to Movado Group, Inc.	$0.47	$0.48	$0.76	$0.80
Dividends declared per share	$0.10	$0.05	$0.20	$0.10

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Comprehensive income, net of taxes:
Net income including noncontrolling interests	$12,170	$12,654	$19,599	$20,833
Net unrealized (loss) /gain on investments	(1)	112	69	113
Gain on available-for-sale securities	(81)	-	(81)	-
Foreign currency translation adjustments	(8,764)	942	(633)	(4,293)
Comprehensive income including noncontrolling interests	3,324	13,708	18,954	16,653
Less: Comprehensive (loss) / income attributable to noncontrolling interests	(70)	216	65	147
Total comprehensive income attributable to Movado Group, Inc.	$3,394	$13,492	$18,889	$16,506

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended July 31,
	2014	2013
Cash flows from operating activities:
Net income including noncontrolling interests	$19,599	$20,833
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	6,097	5,769
Transactional losses	1,077	210
Write-down of inventories	872	691
Deferred income taxes	137	(897)
Stock-based compensation	2,612	1,625
Excess tax benefit from stock-based compensation	(1,204)	(465)
Gain on sale of an asset held for sale	-	(1,526)
Gain on available-for-sale securities	(131)	-
Changes in assets and liabilities:
Trade receivables	(22,450)	(13,625)
Inventories	(15,158)	(17,979)
Other current assets	1,444	(425)
Accounts payable	4,086	9,237
Accrued liabilities	(2,363)	(8,450)
Income taxes payable	124	5,353
Other non-current assets	(2,977)	(3,561)
Other non-current liabilities	2,556	3,015
Net cash (used in) operating activities	(5,679)	(195)
Cash flows from investing activities:
Capital expenditures	(4,294)	(10,206)
Trademarks	(32)	(164)
Proceeds from sale of an asset held for sale	-	2,196
Proceeds from short-term investments	33,736	-
Proceeds from available-for-sale securities	307	-
Net cash provided by / (used in) investing activities	29,717	(8,174)
Cash flows from financing activities:
Stock options exercised and other changes	108	(608)
Excess tax benefit from stock-based compensation	1,204	465
Dividends paid	(5,059)	(2,549)
Stock repurchase	(7,684)	(3,310)
Net cash (used in) financing activities	(11,431)	(6,002)
Effect of exchange rate changes on cash and cash equivalents	(617)	(2,002)
Net increase / (decrease) in cash and cash equivalents	11,990	(16,373)
Cash and cash equivalents at beginning of period	157,659	167,889
Cash and cash equivalents at end of period	$169,649	$151,516

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

NOTE 1 – RECLASSIFICATIONS

Certain reclassifications were made to prior years’ financial statement amounts and related note disclosures to conform to the second quarter fiscal 2015 presentation.  In the second quarter fiscal 2014 certain assets were reclassified from accounts receivable to inventory to conform to the second quarter fiscal 2015 presentation.

NOTE 2 – FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Accounting guidance establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value into three broad levels as follows:

—	Level 1 – Quoted prices in active markets for identical assets or liabilities.
—	Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
—	Level 3 – Unobservable inputs based on the Company’s assumptions.

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

		Fair Value at July 31, 2014
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$377	$—	$—	$377
SERP assets - employer	Other non-current assets	1,521	—	—	1,521
SERP assets - employee	Other non-current assets	23,382	—	—	23,382
Hedge derivatives	Other current assets	—	1	—	1
Total		$25,280	$1	$—	$25,281
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$23,382	$—	$—	$23,382
Hedge derivatives	Accrued liabilities	—	829	—	829
Total		$23,382	$829	$—	$24,211

		Fair Value at January 31, 2014
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$576	$—	$—	$576
Time deposits	Short-term investments	33,099			33,099
SERP assets - employer	Other non-current assets	1,117	—	—	1,117
SERP assets - employee	Other non-current assets	20,854	—	—	20,854
Hedge derivatives	Other current assets	—	403	—	403
Total		$55,646	$403	$—	$56,049
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$20,854	$—	$—	$20,854
Hedge derivatives	Accrued liabilities	—	173	—	173
Total		$20,854	$173	$—	$21,027

		Fair Value at July 31, 2013
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$399	$—	$—	$399
SERP assets - employer	Other non-current assets	1,171	—	—	1,171
SERP assets - employee	Other non-current assets	19,302	—	—	19,302
Hedge derivatives	Other current assets	—	863	—	863
Total		$20,872	$863	$—	$21,735
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$19,302	$—	$—	$19,302
Hedge derivatives	Accrued liabilities	—	40	—	40
Total		$19,302	$40	$—	$19,342

The fair values of the Company’s available-for-sale securities are based on quoted prices. Time deposits are classified as short-term investments and held to original maturity. The hedge derivatives are entered into by the Company principally to reduce its exposure to the Swiss franc exchange rate risk. Fair values of the Company’s hedge derivatives are calculated based on quoted foreign exchange rates, quoted interest rates and market volatility factors. The assets related to the Company’s defined contribution supplemental executive retirement plan (“SERP”) consist of both employer (employee unvested) and employee assets which are invested in investment funds with fair values calculated based on quoted market prices. The SERP liability represents the Company’s liability to the employees in the plan for their vested balances.

NOTE 3 – EQUITY

The components of equity for the six months ended July 31, 2014 and 2013 are as follows (in thousands):

	Movado Group, Inc. Shareholders’ Equity
	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance, January 31, 2014	$266	$66	$165,342	$316,334	$(122,406)	$103,702	$2,686	$465,990
Net income				19,516			83	19,599
Dividends				(5,059)				(5,059)
Stock repurchase					(7,684)			(7,684)
Stock options exercised, net of tax benefit of $1,204	2		2,717		(1,407)			1,312
Supplemental executive retirement plan			82					82
Stock-based compensation expense			2,612					2,612
Net unrealized gain on investments, net of tax of $39						69		69
Stock donation			671		385			1,056
Gain on available-for-sale securities, net of tax benefit $50						(81)		(81)
Foreign currency translation adjustment (3)						(615)	(18)	(633)
Balance, July 31, 2014	$268	$66	$171,424	$330,791	$(131,112)	$103,075	$2,751	$477,263

	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance, January 31, 2013	$264	$66	$159,696	$272,094	$(110,701)	$102,271	$2,002	$425,692
Net income				20,664			169	20,833
Dividends				(2,549)				(2,549)
Stock repurchase					(3,310)			(3,310)
Stock options exercised, net of tax benefit of $465	2		1,016		(1,161)			(143)
Supplemental executive retirement plan			30					30
Stock-based compensation expense			1,625					1,625
Net unrealized gain on investments, net of tax of $0						113		113
Foreign currency translation adjustment (3)						(4,271)	(22)	(4,293)
Balance, July 31, 2013	$266	$66	$162,367	$290,209	$(115,172)	$98,113	$2,149	$437,998

(1) Each share of common stock is entitled to one vote per share.

(2) Each share of class A common stock is entitled to 10 votes per share on all matters submitted to a vote of the shareholders. Each holder of class A common stock is entitled to convert, at any time, any and all of such shares into the same number of shares of common stock. Each share of class A common stock is converted automatically into common stock in the event that the beneficial or record ownership of such shares of class A common stock is transferred to any person, except to certain family members or affiliated persons deemed “permitted transferees” pursuant to the Company’s Restated Certificate of Incorporation as amended. The class A common stock is not publicly traded and consequently, there is currently no established public trading market for these shares.

(3) The currency translation adjustment is not adjusted for income taxes to the extent that it relates to permanent investments in international subsidiaries.

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

The Company divides its business into two major geographic locations: United States operations, and International, which includes the results of all other Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s International operations were principally conducted in Europe, the Americas (excluding the United States), the Middle East and Asia and accounted for 18.9%, 11.6%, 8.1% and 7.0%, respectively, of the Company’s total net sales for the three months ended July 31, 2014. For the three months ended July 31, 2013, the Company’s International operations were principally conducted in Europe, the Americas (excluding the United States), the Middle East and Asia and accounted for 18.1%, 11.7%, 8.8% and 8.4%, respectively, of the Company’s total net sales.

The Company’s International operations were principally conducted in Europe, the Americas (excluding the United States), the Middle East and Asia and accounted for 18.9%, 11.4%, 8.5% and 8.1%, respectively, of the Company’s total net sales for the six months ended July 31, 2014. For the six months ended July 31, 2013, the Company’s International operations were principally conducted in Europe, the Americas (excluding the United States), the Middle East and Asia and accounted for 18.3%, 11.5%, 8.9% and 8.3%, respectively, of the Company’s total net sales. Substantially all of the Company’s international assets are located in Switzerland and Asia.

Operating Segment Data for the Three Months Ended July 31, 2014 and 2013 (in thousands):

	Net Sales
	2014	2013
Wholesale:
Luxury brand category	$50,624	$51,547
Licensed brands category	73,796	68,603
After-sales service and all other	3,423	3,606
Total Wholesale	127,843	123,756
Retail	15,748	14,545
Consolidated total	$143,591	$138,301

	Operating Income
	2014	2013
Wholesale	$13,809	$14,152
Retail	3,359	2,888
Consolidated total	$17,168	$17,040

Operating Segment Data for the Six Months Ended July 31, 2014 and 2013 (in thousands):

	Net Sales
	2014	2013
Wholesale:
Luxury brand category	$94,844	$95,910
Licensed brands category	135,526	120,403
After-sales service and all other	7,157	7,418
Total Wholesale	237,527	223,731
Retail	26,985	24,580
Consolidated total	$264,512	$248,311

	Operating Income
	2014	2013
Wholesale	$23,184	$23,006
Retail	4,905	4,039
Consolidated total	$28,089	$27,045

	Total Assets
	July 31, 2014	January 31, 2014	July 31, 2013
Wholesale	$569,898	$558,266	$522,940
Retail	21,545	20,344	20,701
Consolidated total	$591,443	$578,610	$543,641

Geographic Location Data for the Three Months Ended July 31, 2014 and 2013 (in thousands):

	Net Sales		Operating Income
	2014	2013	2014	2013
United States (1)	$78,128	$72,506	$5,254	$367
International (2)	65,463	65,795	11,914	16,673
Consolidated total	$143,591	$138,301	$17,168	$17,040

United States and International net sales are net of intercompany sales of $85.6 million and $88.5 million for the three months ended July 31, 2014 and 2013, respectively.

Geographic Location Data for the Six Months Ended July 31, 2014 and 2013 (in thousands):

	Net Sales		Operating Income
	2014	2013	2014	2013
United States (1)	$140,407	$130,397	$4,410	$2,520
International (2)	124,105	117,914	23,679	24,525
Consolidated total	$264,512	$248,311	$28,089	$27,045

United States and International net sales are net of intercompany sales of $150.3 million and $154.4 million for the six months ended July 31, 2014 and 2013, respectively.

(1) The United States operating income includes unallocated corporate expenses for the three and six months ended July 31, 2014 and 2013.

(2) The International operating income includes certain intercompany profits related to the Company’s supply chain operations for the three and six months ended July 31, 2014 and 2013.

	Total Assets
	July 31, 2014	January 31, 2014	July 31, 2013
United States	$237,558	$239,890	$225,167
International	353,885	338,720	318,474
Consolidated total	$591,443	$578,610	$543,641

	Long-Lived Assets
	July 31, 2014	January 31, 2014	July 31, 2013
United States	$25,169	$25,943	$25,553
International	20,972	21,853	21,743
Consolidated total	$46,141	$47,796	$47,296

NOTE 5 – INVENTORIES

Inventories consisted of the following (in thousands):

	July 31, 2014	January 31, 2014	July 31, 2013
Finished goods	$133,965	$118,308	$119,785
Component parts	54,533	55,138	53,929
Work-in-process	6,833	7,859	9,004
	$195,331	$181,305	$182,718

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

Availability under the Facility is determined by reference to a borrowing base which is based on the sum of a percentage of eligible accounts receivable and eligible inventory of the Borrowers. $10.0 million in availability is blocked unless the Borrowers have achieved for the most recently ended four fiscal quarter periods a consolidated fixed charge coverage ratio of at least 1.25 to 1.0 with domestic EBITDA greater than $10.0 million. The Borrowers are not currently subject to the availability block. The availability block, if applicable, will be reduced by the amount by which the borrowing base exceeds $25.0 million, up to a maximum reduction of $5.0 million. Availability under the Facility may be further reduced by certain reserves established by the Agent in its good faith credit judgment. The Second Amendment reduced the Lenders’ total commitment under the Loan Agreement from $55 million to $25 million and consequently availability was correspondingly reduced. As of July 31, 2014, total availability under the Facility, giving effect to an availability block of $0, no outstanding borrowings and the letters of credit outstanding under the subfacility, was $20.7 million.

The initial applicable margin for LIBOR rate loans was 4.25% and for base rate loans was 3.25%. After July 17, 2010, the applicable margins decreased or increased by 0.25% per annum from the initial applicable margins depending on whether average availability for the most recently completed fiscal quarter was either greater than $12.5 million, or was $5.0 million or less, respectively. The First Amendment reduced the applicable margins for both LIBOR rate loans and base rate loans by 1.25% and the Second Amendment further reduced the applicable margins by 0.75%. Accordingly, as of July 31, 2014 and based on current availability, the applicable margins were 2.00% and 1.00% for LIBOR and base rate loans, respectively.

After the date (the “Block Release Date”) when availability under the Facility is no longer subject to any blocked amount, if borrowing availability is less than $12.5 million, the Borrowers will be subject to a minimum fixed charge coverage ratio until such time as borrowing availability has been greater than $12.5 million for at least 90 consecutive days.

After the Block Release Date, cash dominion will be imposed if borrowing availability is less than $10.0 million and will continue until such time as borrowing availability has been greater than $10.0 million for at least 45 consecutive days. As of July 31, 2014, the Borrowers were not subject to cash dominion nor do the Borrowers expect to be subject to such a requirement in the foreseeable future.

The Loan Agreement contains additional affirmative and negative covenants binding on the Borrowers and their subsidiaries that are customary for asset based facilities, including, but not limited to, restrictions and limitations on the incurrence of debt for borrowed money and liens, dispositions of assets, capital expenditures, dividends and other payments in respect of equity interests, the making of loans and equity investments, prepayments of subordinated and certain other debt, mergers, consolidations, liquidations and dissolutions, and transactions with affiliates. The Loan Agreement permits Borrowers to pay distributions as dividends and make share repurchases up to an aggregate of $150.0 million (less the amount of any charitable donations made by the Company which are permitted up to an aggregate amount of $14 million) and make acquisitions up to an aggregate of $50.0 million, as long as, at the time of such transaction, either (A) Borrowers have cash assets of at least $60.0 million with no revolver loans outstanding, or (B) (i) the consolidated fixed charge coverage ratio is at least 1.25 to 1.00, (ii) availability is greater than $12.5 million and (iii) positive EBITDA plus repatriated cash dividends minus restricted payments are greater than $0. As of July 31, 2014, the Company was in compliance with these financial covenants and, therefore, is permitted to pay dividends and to repurchase shares. The Company presently expects that it will be able to pay dividends declared and repurchase shares through the remaining term of the Facility.

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

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. As of July 31, 2014, these lines of credit totaled 5.0 million Swiss francs with a dollar equivalent of $5.5 million. As of July 31, 2013, these lines of credit totaled 10.0 million Swiss francs with a dollar equivalent of $10.8 million. As of July 31, 2014 and 2013, there were no borrowings against these lines. As of July 31, 2014, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar amount equivalent of $1.4 million in various foreign currencies.

NOTE 7 – EARNINGS PER SHARE

The Company presents net income per share on a basic and diluted basis. Basic earnings per share are computed using weighted-average shares outstanding during the period. Diluted earnings per share are computed using the weighted-average number of shares outstanding adjusted for dilutive common stock equivalents.

The weighted-average number of shares outstanding for basic earnings per share was approximately 25,384,000 and 25,565,000 for the three month periods ended July 31, 2014 and 2013, respectively. For the three month periods ended July 31, 2014 and 2013, the number of shares outstanding for diluted earnings per share increased by approximately 290,000 and 281,000, respectively, due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans and SERP.

For the three month periods ended July 31, 2014 and 2013, approximately 118,000 and 122,000, respectively, of potentially dilutive common stock equivalents were excluded from the computation of dilutive earnings per share because their effect would have been antidilutive.

The weighted-average number of shares outstanding for basic earnings per share was approximately 25,355,000 and 25,544,000 for the six month periods ended July 31, 2014 and 2013, respectively. For the six month periods ended July 31, 2014 and 2013, the number of shares outstanding for diluted earnings per share increased by approximately 330,000 and 315,000, respectively, due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans and SERP.

For the six month periods ended July 31, 2014 and 2013, approximately 61,000 and 79,000, respectively, of potentially dilutive common stock equivalents were excluded from the computation of dilutive earnings per share because their effect would have been antidilutive.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

As of July 31, 2014, one bank in the domestic bank group had issued four irrevocable standby letters of credit in connection with a trademark license agreement, retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada. As of July 31, 2014, the Company had outstanding letters of credit totaling $4.4 million with expiration dates through April 30, 2016.

As of July 31, 2014, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar amount equivalent of $1.4 million in various foreign currencies.

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

NOTE 9 – INCOME TAXES

The Company recorded a tax expense of $4.9 million and $4.3 million for the three months ended July 31, 2014 and 2013, respectively. The effective tax rate was 28.7% for the three month period ended July 31, 2014 and 25.3% for the three month period ended July 31, 2013.

The Company recorded a tax expense of $8.3 million and $7.6 million for the six months ended July 31, 2014 and 2013, respectively. The effective tax rate was 29.9% for the six month period ended July 31, 2014 and 26.7% for the six month period ended July 31, 2013.

The increase in the effective tax rate for both the three and six months ended July 31, 2014, as compared to the prior year periods, was due to the negative impact on earnings in tax jurisdictions with higher effective tax rates, as well as a benefit of $1.0 million primarily related to the release of liabilities for uncertain tax positions as a result of favorable U.S. and foreign audit settlements occurring in the three months ended July 31, 2013. In addition, the effective tax rate for both the three and six months ended July 31, 2014, was primarily impacted by the application of guidelines related to accounting for income taxes in interim periods, which requires the exclusion of certain companies with pretax losses from the estimated annual effective tax rate.

The effective tax rates for the three and six months ended July 31, 2014 and 2013 differ from the U.S. statutory tax rate primarily as a result of foreign profits being taxed in lower taxing jurisdictions partially offset by no tax benefit being realized on certain foreign net operating losses.

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company accounts for its derivative financial instruments in accordance with guidance which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. A significant portion of the Company’s purchases are denominated in Swiss francs. The Company reduces its exposure to the Swiss franc exchange rate risk through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. In the event these exposures do not offset, the Company uses various derivative financial instruments to further reduce the net exposures to currency fluctuations, predominately forward and option contracts. When entered into, the Company designates and documents these derivative instruments as a cash flow hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. Changes in the fair value of a derivative that is designated and documented as a cash flow hedge and is highly effective, are recorded in other comprehensive income until the underlying transaction affects earnings, and then are later reclassified into earnings in the same account as the hedged transaction. The Company formally assesses, both at the inception and at each financial quarter thereafter, the effectiveness of the derivative instrument hedging the underlying forecasted cash flow transaction. Any ineffectiveness related to the derivative financial instruments’ change in fair value will be recognized as other income in the Consolidated Statements of Operations in the period in which the ineffectiveness was calculated.

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

As of July 31, 2014, the Company’s entire net forward contracts hedging portfolio consisted of 41.0 million Swiss francs equivalent for various expiry dates ranging through January 20, 2015.

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for derivatives (in thousands):

	Asset Derivatives				Liability Derivatives
	Balance Sheet Location	July 31, 2014 Fair Value	January 31, 2014 Fair Value	July 31, 2013 Fair Value	Balance Sheet Location	July 31, 2014 Fair Value	January 31, 2014 Fair Value	July 31, 2013 Fair Value
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$1	$403	$863	Accrued Liabilities	$829	$173	$40
Total Derivative Instruments		$1	$403	$863		$829	$173	$40

NOTE 11 - ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)

The components of accumulated other comprehensive income / (loss) consisted of the following (in thousands):

	Currency Translation Adjustments	Available-for-sale securities	Net Unrealized Income On Hedging Contracts	Accumulated Other Comprehensive Income
Balance, January 31, 2014	$103,438	$263	$1	$103,702
Other comprehensive (loss) / income before reclassifications	(615)	69	—	(546)
Amounts reclassified from accumulated other comprehensive income	—	(81)	—	(81)
Net current-period other comprehensive (loss) / income	(615)	(12)	—	(627)
As of July 31, 2014	$102,823	$251	$1	$103,075

	Currency Translation Adjustments	Available-for-sale securities	Accumulated Other Comprehensive Income
Balance, January 31, 2013	$102,220	$51	$102,271
Other comprehensive (loss) / income before reclassifications	(4,354)	113	(4,241)
Amounts reclassified from accumulated other comprehensive income	83	—	83
Net current-period other comprehensive (loss) / income	(4,271)	113	(4,158)
As of July 31, 2013	$97,949	$164	$98,113

NOTE 12 – OTHER INCOME

Other income for the six months ended July 31, 2013 consisted of a $1.5 million pre-tax gain on the sale of a building. The Company received cash proceeds from the sale of $2.2 million. Prior to the sale, the building had been classified as an asset held for sale in other current assets.

NOTE 13 – TREASURY STOCK

On March 20, 2013, the Board approved a share repurchase program under which the Company may purchase up to $50.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. This authorization expires on January 31, 2016, and the Company may purchase shares of its common stock through open market purchases, block trades or otherwise. The shares will be purchased primarily to mitigate the dilutive impact of equity grants during the course of the next few years. Therefore, the Company does not expect the share repurchase program to have a significant impact on the weighted average number of shares outstanding. During the six months ended July 31, 2014, the Company repurchased a total of 193,073 shares of common stock at a total cost of approximately $7.7 million or an average cost of $39.80 per share. During the six months ended July 31, 2013, the Company repurchased a total of 98,633 shares of common stock at a total cost of approximately $3.3 million or an average of $33.56 per share, which included 12,000 shares repurchased from the Movado Group Foundation at a total cost of approximately $0.4 million or $34.43 average per share.

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This pronouncement affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This pronouncement provides alternative methods of retrospective adoption and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The Company is evaluating the effect of adopting this pronouncement, but does not expect adoption will have a material impact on the Company’s consolidated financial statements.

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

As of July 31, 2014, there have been no material changes to any of the critical accounting policies as disclosed in the Company’s 2014 Annual Report on Form 10-K.

Recent Developments

On August 26, 2014, the Board approved the payment of a cash dividend in the amount of $0.10 for each share of the Company’s outstanding common stock and class A common stock. The dividend will be paid on September 19, 2014 to all shareholders of record as of the close of business on September 5, 2014. The decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

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

As of April 30, 2014, the Company divided its watch business into two principal categories: the luxury category and the licensed brands category. The luxury category consists of the Ebel®, Concord®, Movado® and ESQ® Movado brands.  Previously, the Company classified the Movado and the ESQ Movado brands together as a separate category referred to as accessible luxury. Watches in the licensed brands category include the following brands manufactured and distributed under license agreements with the respective brand owners: Coach®, HUGO BOSS®, Juicy Couture®, Lacoste®, Tommy Hilfiger® and SCUDERIA FERRARI®. These changes to the Company’s watch brand categories did not change the Company’s operating segments.

Results of operations for the three months ended July 31, 2014 as compared to the three months ended July 31, 2013

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Three Months Ended July 31,
	2014	2013
Wholesale:
United States	$62,380	$57,961
International	65,463	65,795
Total Wholesale	127,843	123,756
Retail	15,748	14,545
Net Sales	$143,591	$138,301

Comparative net sales by categories were as follows (in thousands):

	Three Months Ended July 31,
	2014	2013
Wholesale:
Luxury brand category	$50,624	$51,547
Licensed brands category	73,796	68,603
After-sales service and all other	3,423	3,606
Total Wholesale	127,843	123,756
Retail	15,748	14,545
Consolidated total	$143,591	$138,301

Net sales for the three months ended July 31, 2014 were $143.6 million, above the prior year period by $5.3 million or 3.8%. For the period ended July 31, 2014, fluctuations in foreign currency exchange rates favorably impacted net sales by $1.6 million when compared to the prior year period.

Net sales for the three months ended July 31, 2014 in the wholesale segment were $127.8 million, above the prior year period by $4.1 million or 3.3%.  The increase in net sales was driven by an increase in the United States location of the wholesale segment.

Net sales for the three months ended July 31, 2014 in the United States location of the wholesale segment were $62.4 million, above the prior year period by $4.4 million or 7.6%, primarily driven by sales increases in both the luxury and licensed brands categories. Net sales in the licensed brands category were above the prior year period by $2.3 million, or 10.8%, primarily due to sales increases in certain licensed brands, as a result of strong sell-through and expansion in the Company’s distribution channels. A net sales increase was recorded in the luxury category of $2.3 million, or 6.5%, primarily resulting from a sales increase in the Movado brand primarily due to strong sell-through, which included higher sales of the Movado BOLD and Sapphire watch collections, and the introduction of the SE Pilot watch collection in the second half of prior year, all of which were supported by the Company’s continued focus and investment in marketing and advertising. These increases were partially offset by sales decreases of the ESQ Movado brand as a result of the Company’s decision in the fourth quarter of fiscal 2014, to reduce the presence of ESQ Movado while expanding the Movado brand offering in certain retail doors.

Net sales for the three months ended July 31, 2014 in the International location of the wholesale segment were $65.5 million, below prior year by $0.3 million or 0.5%, primarily driven by a sales decrease in the luxury brand category, partially offset by a sales increase in the licensed brands category. Net sales in the luxury brand category were below the prior year by $3.2 million, or 18.8%, primarily due to lower sales of Ebel watches, as a result of the timing of the new product launches in key markets. Net sales in the licensed brands category were above the prior year period by $2.9 million, or 6.2%, primarily due to higher sales of certain licensed brands, as a result of strong sell-through and expansion in the Company’s distribution channels and higher sales of Coach watches as a result of the repositioning of the Coach watches from a fine to a fashion watch brand, as well as geographic expansion. For the three months ended July 31, 2014, fluctuations in foreign currency exchange rates favorably impacted net sales by $1.6 million when compared to the prior year period.

Net sales for the three months ended July 31, 2014 in the retail segment were $15.7 million, representing an 8.3% increase from the prior year period sales of $14.5 million. The increase in net sales was primarily attributable to new store openings. As of July 31, 2014, the Company operated 37 outlet stores, compared to 34 outlet stores at the end of the prior year period.

Gross Profit.  Gross profit for the three months ended July 31, 2014 was $77.6 million or 54.0% of net sales as compared to $74.8 million or 54.1% of net sales in the prior year period. The increase in gross profit of $2.8 million was primarily due to higher net sales for the current year period. The gross margin percentage for the three months ended July 31, 2014 decreased by approximately 10 basis points primarily due to an unfavorable impact of fluctuations in foreign currency exchange rates of approximately 30 basis points, partially offset by the positive impact of approximately 20 basis points resulting from leverage gained on certain fixed costs primarily due to the increase in sales volume year-over-year.

Selling, General and Administrative (“SG&A”).  SG&A expenses for the three months ended July 31, 2014 were $60.4 million, representing an increase from the prior year period of $2.7 million or 4.6%. The increase in SG&A expenses was attributed to higher compensation and benefit expense of $0.9 million primarily resulting from higher headcount, salaries, and stock awards expenses, partially offset by a decrease in performance-based compensation. Also contributing to the increase in SG&A expenses were higher trade show expenses of $0.8 million, primarily related to the Baselworld Watch and Jewelry Show. Additionally, the increase in SG&A expenses was due to the unfavorable effect of fluctuations in foreign currency exchange rates of $0.6 million, which was the result of the translation of foreign subsidiary results and the result of the weaker average U.S. dollar when compared to the prior year period, higher other selling expenses of $0.6 million, and higher rent related expenses of $0.2 million. These increased SG&A expenses were partially offset by lower marketing expenses of $1.0 million, primarily due to timing of advertisements.

Wholesale Operating Income.  Operating income of $13.8 million and $14.2 million, which includes unallocated corporate expenses as well as certain profits related to the Company’s supply chain operations, was recorded in the Wholesale segment for the three months ended July 31, 2014 and 2013, respectively. The $0.4 million decrease in operating income was the net result of an increase in SG&A expenses of $2.2 million, partially offset by an increase in gross profit of $1.8 million. The increase in SG&A expenses was attributed to higher trade show expenses of $0.8 million, primarily related to the Baselworld Watch and Jewelry Show. Also contributing to the increase in SG&A expenses were higher compensation and benefit expense of $0.7 million primarily resulting from higher headcount, salaries and stock awards expenses, partially offset by a decrease in performance-based compensation. Also contributing to the increase in SG&A expenses was the unfavorable effect of fluctuations in foreign currency exchange rates of $0.6 million, which was the result of the translation of foreign subsidiary results and the result of the weaker average U.S. dollar when compared to the prior year period, higher other selling expenses of $0.6 million, and higher rent related expenses of $0.2 million. These increased SG&A expenses were partially offset by lower marketing expenses of $1.0 million, primarily due to timing of advertisements. The increase in gross profit of $1.8 million was primarily due to higher net sales.

U.S. Wholesale Operating Income / Loss.  Operating income of $1.9 million and an operating loss of $2.5 million, which includes unallocated corporate expenses, was recorded in the United States location of the Wholesale segment for the three months ended July 31, 2014 and 2013, respectively. The increase in operating income of $4.4 million was the net result of lower SG&A expenses of $2.3 million and higher gross profit of $2.1 million.  The decrease in SG&A expenses was primarily due to lower marketing expense of

$2.1 million, primarily due to timing of advertisements. The increase in gross profit of $2.1 million was primarily due to higher net sales.

International Wholesale Operating Income.  Operating income of $11.9 million and $16.7 million, which includes certain profits related to the Company’s supply chain operations, was recorded in the International location of the Wholesale segment for the three months ended July 31, 2014 and 2013, respectively. The decrease in income of $4.8 million was primarily due to higher SG&A expenses of $4.5 million, which included higher marketing expense of $1.1 million, which was primarily due to the timing of advertisements.  Also contributing to the increase in SG&A were higher trade show expenses of $0.8 million, primarily related to the Baselworld Watch and Jewelry Show. Also contributing to the increase in SG&A expenses were higher compensation and benefit expenses of $0.6 million primarily resulting from higher headcount and salaries. Additionally, the increase in SG&A expenses was due to the unfavorable effect of fluctuations in foreign currency exchange rates of $0.6 million, which was the result of the translation of foreign subsidiary results and the result of the weaker average U.S. dollar when compared to the prior year period, and higher other selling expenses of $0.4 million.

Retail Operating Income.  Operating income of $3.4 million and $2.9 million was recorded in the retail segment for the three months ended July 31, 2014 and 2013, respectively. The $0.5 million increase in operating income was the result of an increase in gross profit of $0.9 million, partially offset by an increase in SG&A expenses of $0.4 million. The increase in gross profit of $0.9 million was primarily attributable to higher sales and to a lesser extent, due to a higher gross margin percentage. The increase in SG&A expenses of $0.4 million was primarily due to higher compensation, benefit expenses and occupancy expenses related to the opening of new stores.

Income Taxes. The Company recorded a tax expense of $4.9 million and $4.3 million for the three months ended July 31, 2014 and 2013, respectively.  The effective tax rate was 28.7% for the three months ended July 31, 2014 and 25.3% for the three months ended July 31, 2013.

The effective tax rate for the three months ended July 31, 2014 was negatively impacted by the increase in earnings in tax jurisdictions with higher effective tax rates as well as the exclusion of certain companies with pretax losses from the estimated annual effective tax rate. The effective tax rate for the three months ended July 31, 2014, was primarily impacted by the application of guidelines related to accounting for income taxes in interim periods, which required the exclusion of certain companies with pretax losses from the estimated annual effective tax rate.

During the three months ended July 31, 2013, the Company recorded a $1.0 million benefit primarily related to the release of liabilities for uncertain tax positions as a result of favorable U.S. and foreign audit settlements.

The effective tax rates for the three months ended July 31, 2014 and 2013 differ from the U.S. statutory tax rate primarily as a result of foreign profits being taxed in lower taxing jurisdictions partially offset by no tax benefit being realized on certain foreign net operating losses.

Net Income Attributed to Movado Group, Inc. The Company recorded net income of $12.2 million and $12.5 million for the three months ended July 31, 2014 and 2013, respectively.

Results of operations for the six months ended July 31, 2014 as compared to the six months ended July 31, 2013

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Six Months Ended July 31,
	2014	2013
Wholesale:
United States	$113,422	$105,817
International	124,105	117,914
Total Wholesale	237,527	223,731
Retail	26,985	24,580
Net Sales	$264,512	$248,311

Comparative net sales by categories were as follows (in thousands):

	Six Months Ended July 31,
	2014	2013
Wholesale:
Luxury brand category	$94,844	$95,910
Licensed brands category	135,526	120,403
After-sales service and all other	7,157	7,418
Total Wholesale	237,527	223,731
Retail	26,985	24,580
Consolidated total	$264,512	$248,311

Net sales for the six months ended July 31, 2014 were $264.5 million, above the prior year period by $16.2 million or 6.5%. For the period ended July 31, 2014, fluctuations in foreign currency exchange rates favorably impacted net sales by $3.2 million when compared to the prior year period.

Net sales for the six months ended July 31, 2014 in the wholesale segment were $237.5 million, above the prior year period by $13.8 million or 6.2%.  The increase in net sales was driven by sales increases in both United States and International locations of the wholesale segment.

Net sales for the six months ended July 31, 2014 in the United States location of the wholesale segment were $113.4 million, above the prior year period by $7.6 million or 7.2%, primarily driven by sales increases in the licensed brands category. Net sales in the licensed brands category were above the prior year period by $5.8 million, or 16.9%, primarily due to higher sales of Coach watches as a result of the repositioning of Coach watches from a fine to a fashion watch brand. Also contributing to the increase were sales increases of certain other licensed brands, as a result of strong sell-through and expansion in the Company’s distribution channels. A net sales increase was recorded in the luxury category of $2.1 million, primarily resulting from sales increases in the Movado brand as a result of strong sell-through, which included higher sales of the Movado BOLD, Sapphire and Movado TC watch collections, and the introduction of the SE Pilot watch collection in the second half of the prior year, all of which were supported by the Company’s continued focus and investment in marketing and advertising.  These increases were partially offset by a sales decrease of the ESQ Movado brand as a result of the Company’s decision in the fourth quarter of fiscal 2014, to reduce the presence of ESQ Movado while expanding the Movado brand offering in certain retail doors.

Net sales for the six months ended July 31, 2014 in the International location of the wholesale segment were $124.1 million, above the prior year by $6.2 million or 5.3%, driven by a sales increase in the licensed brands category, partially offset by a sales decrease in the luxury brand category. Net sales in the licensed brands category were above the prior year period by $9.4 million, or 10.8%, primarily due to higher sales of Coach watches as a result of the repositioning of the Coach watches from a fine to a fashion watch brand, as well as geographic expansion. Also contributing to the increase were sales increases of certain other licensed brands, as a result of strong sell-through and expansion in the Company’s distribution channels.  A net sales decrease was recorded in the luxury category of $3.1 million, primarily due to lower sales of Ebel watches, as a result of the timing of new product launches in key markets. For the six months ended July 31, 2014, fluctuations in foreign currency exchange rates favorably impacted net sales by $3.2 million when compared to the prior year period.

Net sales for the six months ended July 31, 2014 in the retail segment were $27.0 million, representing a 9.8% increase from the prior year period sales of $24.6 million. The increase in net sales was primarily attributable to strong sell-through and customer demand in the current year period.

Gross Profit.  Gross profit for the six months ended July 31, 2014 was $142.8 million or 54.0% of net sales as compared to $134.7 million or 54.3% of net sales in the prior year period. The increase in gross profit of $8.1 million was primarily due to higher net sales for the current year period partially offset by a lower gross margin percentage. The gross margin percentage for the six months ended July 31, 2014 decreased by approximately 30 basis points primarily due to an unfavorable impact of fluctuations in foreign currency exchange rates of approximately 50 basis points partially offset by the positive impact of approximately 20 basis points resulting from leverage gained on certain fixed costs primarily due to the increase in sales volume year-over-year.

Selling, General and Administrative (“SG&A”).  SG&A expenses for the six months ended July 31, 2014 were $114.7 million, representing an increase from the prior year period of $7.0 million or 6.5%. The increase in SG&A expenses was attributed to higher compensation and benefit expense of $3.3 million primarily resulting from higher headcount, salaries and stock awards expenses, partially offset by a decrease in performance-based compensation. Also contributing to the increase in SG&A expenses was the unfavorable effect of fluctuations in foreign currency exchange rates of $1.2 million, which was the result of the translation of foreign subsidiary results and the result of the weaker average U.S. dollar when compared to the prior year period. Also contributing to the increase in SG&A expenses were higher trade show expenses of $0.9 million, primarily related to the Baselworld Watch and Jewelry Show and higher other selling expenses of $0.8 million.

Wholesale Operating Income.  Operating income of $23.2 million and $23.0 million, which includes unallocated corporate expenses as well as certain profits related to the Company’s supply chain operations, was recorded in the Wholesale segment for the six months ended July 31, 2014 and 2013, respectively. The $0.2 million increase in operating income was the net result of an increase in gross profit of $6.5 million, partially offset by an increase in SG&A expenses of $6.3 million. The increase in gross profit of $6.5 million was primarily due to higher net sales, partially offset by a lower gross margin percentage. The increase in SG&A expenses was attributed to higher compensation and benefit expense of $3.0 million primarily resulting from higher headcount, salaries and stock award expenses, partially offset by a decrease in performance-based compensation. Additionally, the increase in SG&A expenses was due to the unfavorable effect of fluctuations in foreign currency exchange rates of $1.2 million, which was the result of the translation of foreign subsidiary results and the result of the weaker average U.S. dollar when compared to the prior year period. Also contributing to the increase in SG&A expenses were higher trade show expenses of $0.9 million, primarily related to the Baselworld Watch and Jewelry Show, and higher other selling expenses of $0.7 million.

U.S. Wholesale Operating Loss.  Operating loss of $0.5 million and $1.5 million, which includes unallocated corporate expenses, was recorded in the United States location of the Wholesale segment for the six months ended July 31, 2014 and 2013, respectively. The decrease in loss of $1.0 million was the net result of an increase in gross profit of $1.8 million, partially offset by an increase in SG&A expenses of $0.8 million. The increase in gross profit of $1.8 million was primarily due to higher net sales, partially offset by a lower gross margin percentage. The increase in SG&A expenses of $0.8 million was primarily attributable to higher compensation and benefit expense of $1.3 million, resulting from higher headcount, salaries and stock award expenses, partially offset by a decrease in performance-based compensation. These increased SG&A expenses were partially offset by lower computer related expenses of $0.4 million.

International Wholesale Operating Income.  Operating income of $23.7 million and $24.5 million, which includes certain profits related to the Company’s supply chain operations, was recorded in the International location of the Wholesale segment for the six months ended July 31, 2014 and 2013, respectively. The decrease in income of $0.8 million was due to higher SG&A expenses of $5.5 million, partially offset by the increase in gross profit of $4.7 million, which was primarily attributable to higher sales. The increase in SG&A expenses of $5.5 million included higher compensation and benefit expenses of $1.7 million resulting primarily from higher headcount, salaries and performance-based compensation. Also contributing to the increase in SG&A expenses was the unfavorable effect of fluctuations in foreign currency exchange rates of $1.2 million, which was the result of the translation of foreign subsidiary results and the result of the weaker average U.S. dollar when compared to the prior year period. Also contributing to the increase in SG&A expenses were higher trade show expenses of $0.9 million, primarily related to the Baselworld Watch and Jewelry Show, higher other selling expenses of $0.6 million, higher depreciation of $0.3 million, and higher computer related expenses of $0.3 million.

Retail Operating Income.  Operating income of $4.9 million and $4.0 million was recorded in the retail segment for the six months ended July 31, 2014 and 2013, respectively. The $0.9 million increase in operating income was the result of an increase in gross profit of $1.6 million, partially offset by an increase in SG&A expenses of $0.7 million. The increase in gross profit of $1.6 million was primarily attributable to higher sales. The increase in SG&A expenses of $0.7 million was primarily due to higher compensation, benefit expenses and occupancy expenses related to the opening of new stores.

Other Income. Other income for the six months ended July 31, 2013 consisted of a $1.5 million pre-tax gain on the sale of a building. The Company received cash proceeds from the sale of $2.2 million in the first quarter of fiscal year 2014. Prior to the sale, the building had been classified as an asset held for sale in other current assets.

Income Taxes. The Company recorded a tax expense of $8.3 million and $7.6 million for the six months ended July 31, 2014 and 2013, respectively.  The effective tax rate was 29.9% for the six months ended July 31, 2014 and 26.7% for the six months ended July 31, 2013.

The effective tax rate for the six months ended July 31, 2014 was negatively impacted by the increase in earnings in tax jurisdictions with higher effective tax rates as well as the exclusion of certain companies with pretax losses from the estimated annual effective tax rate. The effective tax rate for the six months ended July 31, 2014, was primarily impacted by the application of guidelines related to accounting for income taxes in interim periods, which required the exclusion of certain companies with pretax losses from the estimated annual effective tax rate.

During the six months ended July 31, 2013, the Company recorded a $1.0 million benefit primarily related to the release of liabilities for uncertain tax positions as a result of favorable U.S. and foreign audit settlements.

The effective tax rates for the six months ended July 31, 2014 and 2013 differ from the U.S. statutory tax rate primarily as a result of foreign profits being taxed in lower taxing jurisdictions partially offset by no tax benefit being realized on certain foreign net operating losses.

Net Income Attributed to Movado Group, Inc. The Company recorded net income of $19.5 million and $20.7 million for the six months ended July 31, 2014 and 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2014 and July 31, 2013 the Company had $169.6 million and $151.5 million of cash and cash equivalents, $156.9 million and $124.9 million of which consisted of cash and cash equivalents at the Company’s foreign subsidiaries, respectively. The majority of the foreign cash balances are associated with earnings that the Company has asserted are permanently reinvested, and which are required to support continued growth outside the United States through funding of capital expenditures, operating expenses and similar cash needs of the foreign operations. The Company has previously provided for $12.8 million of earnings that have not yet been repatriated.

Cash used in operating activities was $5.7 million and $0.2 million for the six months ended July 31, 2014 and 2013, respectively. The $5.7 million of cash used in operating activities for the six months ended July 31, 2014, was primarily due to the change in working capital of $34.3 million, partially offset by income for the period of $19.6 million and favorable non-cash items of $9.5 million.  The change in working capital of $34.3 million was primarily due to an increase in accounts receivable primarily due to increased sales and an increase in inventory primarily related to an inventory build in anticipation of the holiday selling season in the second half of the current fiscal year. The $0.2 million of cash used in operating activities for the six months ended July 31, 2013, was primarily due to the change in working capital of $25.9 million, partially offset by income for the period of $20.8 million and favorable non-cash items of $5.4 million. The change in working capital of $25.9 million was primarily due to an increase in inventory and an increase in receivables.

Cash provided by investing activities amounted to $29.7 million and cash used in investing activities amounted to $8.2 million for the six months ended July 31, 2014 and 2013, respectively. The cash provided by investing for the six months ended July 31, 2014, consisted of proceeds from the maturity of time-deposits of $33.7 million, proceeds from available-for-sale securities of $0.3 million, partially offset by capital expenditures of $4.3 million, primarily related to the improvements of Baselworld Watch and Jewelry Show booths, construction of shop-in-shops at some of the Company’s wholesale customers, spending on new store openings and spending on tooling and design. The cash used in the six months ended July 31, 2013, consisted of capital expenditures of $10.2 million, primarily related to the construction of Baselworld Watch and Jewelry Show booths, office improvements, retail store renovations and construction of shop-in-shops at some of the Company’s wholesale customers. These prior period expenditures were partially offset by proceeds of $2.2 million received from the sale of a building held for sale.

Cash used in financing activities amounted to $11.4 million and $6.0 million for the six months ended July 31, 2014 and 2013, respectively. Cash used in financing activities for both the six months ended July 31, 2014 and 2013, was primarily to repurchase shares of the Company’s common stock and to pay dividends, partially offset by the result of stock option exercises for the period.

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

Availability under the Facility is determined by reference to a borrowing base which is based on the sum of a percentage of eligible accounts receivable and eligible inventory of the Borrowers. $10.0 million in availability is blocked unless the Borrowers have achieved for the most recently ended four fiscal quarter periods a consolidated fixed charge coverage ratio of at least 1.25 to 1.0 with domestic EBITDA greater than $10.0 million. The Borrowers are not currently subject to the availability block. The availability block, if applicable, will be reduced by the amount by which the borrowing base exceeds $25.0 million, up to a maximum reduction of $5.0 million. Availability under the Facility may be further reduced by certain reserves established by the Agent in its good faith credit judgment. The Second Amendment reduced the Lenders’ total commitment under the Loan Agreement from $55 million to $25 million and consequently availability was correspondingly reduced. As of July 31, 2014, total availability under the Facility, giving effect to an availability block of $0, no outstanding borrowings and the letters of credit outstanding under the subfacility, was $20.7 million.

The initial applicable margin for LIBOR rate loans was 4.25% and for base rate loans was 3.25%. After July 17, 2010, the applicable margins decreased or increased by 0.25% per annum from the initial applicable margins depending on whether average availability for the most recently completed fiscal quarter was either greater than $12.5 million, or was $5.0 million or less, respectively. The First Amendment reduced the applicable margins for both LIBOR rate loans and base rate loans by 1.25% and the Second Amendment further reduced the applicable margins by 0.75%. Accordingly, as of July 31, 2014 and based on current availability, the applicable margins were 2.00% and 1.00% for LIBOR and base rate loans, respectively.

After the date (the “Block Release Date”) when availability under the Facility is no longer subject to any blocked amount, if borrowing availability is less than $12.5 million, the Borrowers will be subject to a minimum fixed charge coverage ratio until such time as borrowing availability has been greater than $12.5 million for at least 90 consecutive days.

After the Block Release Date, cash dominion will be imposed if borrowing availability is less than $10.0 million and will continue until such time as borrowing availability has been greater than $10.0 million for at least 45 consecutive days. As of July 31, 2014, the Borrowers were not subject to cash dominion nor do the Borrowers expect to be subject to such a requirement in the foreseeable future.

The Loan Agreement contains additional affirmative and negative covenants binding on the Borrowers and their subsidiaries that are customary for asset based facilities, including, but not limited to, restrictions and limitations on the incurrence of debt for borrowed money and liens, dispositions of assets, capital expenditures, dividends and other payments in respect of equity interests, the making of loans and equity investments, prepayments of subordinated and certain other debt, mergers, consolidations, liquidations and dissolutions, and transactions with affiliates. The Loan Agreement permits Borrowers to pay distributions as dividends and make share repurchases up to $150.0 million (less the amount of any charitable donations made by the Company which are permitted up to an aggregate amount of $14 million) and make acquisitions up to $50.0 million, as long as Borrowers either have cash assets of at least $60.0 million with no revolver loans outstanding, or (i) the consolidated fixed charge coverage ratio is at least 1.25 to 1.00, (ii) availability is greater than $12.5 million and (iii) positive EBITDA plus repatriated cash dividends minus restricted payments are greater than $0. As of July 31, 2014, the Company was in compliance with these financial covenants and, therefore, is permitted to pay dividends and to repurchase shares. The Company presently expects that it will be able to pay dividends declared and repurchase shares through the remaining term of the Facility.

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

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. As of July 31, 2014, these lines of credit totaled 5.0 million Swiss francs with a dollar equivalent of $5.5 million. As of July 31, 2013, these lines of credit totaled 10.0 million Swiss francs with a dollar equivalent of $10.8 million. As of July 31, 2014 and 2013, there were no borrowings against these lines. As of July 31, 2014, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar amount equivalent of $1.4 million in various foreign currencies.

The Company paid dividends of $0.20 and $0.10 per share or approximately $5.1 million and $2.5 million for the six months ended July 31, 2014 and 2013, respectively.

On August 26, 2014, the Board approved the payment of a cash dividend in the amount of $0.10 for each share of the Company’s outstanding common stock and class A common stock. The dividend will be paid on September 19, 2014 to all shareholders of record as of the close of business on September 5, 2014. The decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

On May 22, 2014, the Board approved the payment of a cash dividend in the amount of $0.10 for each share of the Company’s outstanding common stock and class A common stock.

On March 26, 2014, the Board approved an increase in the Company’s quarterly cash dividend to $0.10 for each share of the Company’s outstanding common stock and class A common stock.

Cash at July 31, 2014 amounted to $169.6 million compared to $151.5 million at July 31, 2013. The increase in cash is primarily the result of cash provided by proceeds from the maturity of short-term investment and available-for-sale securities, partially offset by cash used by operations, as well as stock repurchase, the payment of dividends, and capital expenditures.

Management believes that the cash on hand in addition to the expected cash flow from operations and the Company’s short-term borrowing capacity will be sufficient to meet its working capital needs for at least the next twelve months.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet financing or unconsolidated special-purpose entities.

Recent Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The pronouncement affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The pronouncement provides alternative methods of retrospective adoption and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The Company is evaluating the effect of adopting this pronouncement, but does not expect adoption will have a material impact on the Company’s consolidated financial statements.

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

As of July 31, 2014, the Company’s entire net forward contracts hedging portfolio consisted of 41.0 million Swiss francs equivalent for various expiry dates ranging through January 20, 2015 compared to a portfolio of 43.0 million Swiss francs equivalent for various expiry dates ranging through January 23, 2014 as of July 31, 2013. If the Company were to settle its Swiss franc forward contracts at July 31, 2014, the net result would be a loss of $0.5 million, net of tax benefit of $0.3 million. The Company had no Swiss franc option contracts related to cash flow hedges as of July 31, 2014 and 2013, respectively.

The Board authorized the hedging of the Company’s Swiss franc denominated investment in its wholly-owned Swiss subsidiaries using purchase options under certain limitations. These hedges are treated as net investment hedges under the relevant accounting guidance regarding derivative instruments. As of July 31, 2014 and 2013, the Company did not hold a purchased option hedge portfolio related to net investment hedging.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under its hedging program, the Company can purchase various commodity derivative instruments, primarily future contracts. These derivatives are documented as qualified cash flow hedges, and gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. The Company did not hold any future contracts in its gold hedge portfolio related to cash flow hedges as of July 31, 2014 and 2013, thus any changes in the gold price will have an equal effect on the Company’s cost of sales.

Debt and Interest Rate Risk

The Company has the capability to have certain debt obligations with variable interest rates, which are based on LIBOR plus a fixed additional interest rate. The Company does not hedge these interest rate risks. As of July 31, 2014, the Company had no outstanding debt. For additional information concerning potential changes to future interest obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the six months ended July 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A Risk Factors

As of July 31, 2014, there have been no material changes to any of the risk factors previously reported in the Company’s 2014 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 20, 2013, the Board approved a share repurchase program under which the Company may purchase up to $50.0 million of its outstanding common shares from time to time, depending on market conditions, share price and other factors. This authorization expires on January 31, 2016, and the Company may purchase shares of its common stock through open market purchases, block trades or otherwise. The shares will be purchased primarily to mitigate the dilutive impact of equity grants during the course of the next few years. Therefore, the Company does not expect the share repurchase program to have a significant impact on the weighted average of shares outstanding. During the three months ended July 31, 2014, the Company repurchased a total of 60,000 shares of its common stock in the open market at a total cost of approximately $2.4 million or an average cost of $39.53 per share.

There were 2,174 shares of common stock repurchased during the three months ended July 31, 2014 as a result of the surrender of shares in connection with the vesting of certain restricted stock awards. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

The following table summarizes information about the Company’s purchases for the three months ended July 31, 2014 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
May 1, 2014 – May 31, 2014	27,174	$38.52	25,000	$33,237,851
June 1, 2014 – June 30, 2014	13,000	40.31	13,000	32,713,826
July 1, 2014 – July 31, 2014	22,000	40.23	22,000	31,828,817
Total	62,174	$39.50	60,000	$31,828,817

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial information from Movado Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2014 filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOVADO GROUP, INC.
(Registrant)
Dated: August 26, 2014	By:	/s/ Sallie A. DeMarsilis
Sallie A. DeMarsilis Senior Vice President, Chief Financial Officer and Principal Accounting Officer