Form 10-Q
period 2014-10-31
MOVADO GROUP INC
filed 2014-11-25
CIK 72573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2014

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

The number of shares outstanding of the registrant’s Common Stock and Class A Common Stock as of November 19, 2014 were 18,536,397 and 6,642,184, respectively.

MOVADO GROUP, INC.

Index to Quarterly Report on Form 10-Q

October 31, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	October 31,	January 31,	October 31,
	2014	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$157,937	$157,659	$163,146
Short-term investments	—	33,099	—
Trade receivables	128,638	68,683	120,043
Inventories	182,663	181,305	178,714
Other current assets	37,927	44,564	35,429
Total current assets	507,165	485,310	497,332

Property, plant and equipment, net	45,340	47,796	46,512
Deferred income taxes	13,899	14,891	21,881
Other non-current assets	35,365	30,613	29,266
Total assets	$601,769	$578,610	$594,991
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$29,746	$33,598	$36,620
Accrued liabilities	49,933	43,573	51,172
Deferred and current income taxes payable	12,713	6,422	15,272
Total current liabilities	92,392	83,593	103,064

Deferred and non-current income taxes payable	3,578	3,518	3,930
Other non-current liabilities	28,989	25,509	25,329
Total liabilities	124,959	112,620	132,323

Commitments and contingencies (Note 8)
Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 26,848,894, 26,643,108 and 26,639,590 shares issued, respectively	268	266	266
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,642,184, 6,638,262 and 6,638,262 shares issued and outstanding, respectively	66	66	66
Capital in excess of par value	173,233	165,342	163,907
Retained earnings	350,468	316,334	311,174
Accumulated other comprehensive income	86,882	103,702	103,974
Treasury Stock, 8,295,597, 7,945,419 and 7,870,381 shares, respectively, at cost	(136,579)	(122,406)	(119,312)
Total Movado Group, Inc. shareholders' equity	474,338	463,304	460,075
Noncontrolling interests	2,472	2,686	2,593
Total equity	476,810	465,990	462,668
Total liabilities and equity	$601,769	$578,610	$594,991

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Net sales	$188,557	$189,685	$453,069	$437,996
Cost of sales	88,715	88,415	210,470	201,989
Gross profit	99,842	101,270	242,599	236,007
Selling, general, and administrative	66,509	67,186	181,177	174,878
Operating income	33,333	34,084	61,422	61,129
Other income (Note 12)	-	-	-	1,526
Interest expense	(78)	(114)	(272)	(294)
Interest income	51	14	97	53
Income before income taxes	33,306	33,984	61,247	62,414
Provision for income taxes (Note 9)	10,889	10,570	19,231	18,166
Net income	22,417	23,414	42,016	44,248
Less: Net income attributed to noncontrolling interests	208	395	291	564
Net income attributed to Movado Group, Inc.	$22,209	$23,019	$41,725	$43,684

Basic income per share:
Weighted basic average shares outstanding	25,326	25,495	25,345	25,528
Net income per share attributed to Movado Group, Inc.	$0.88	$0.90	$1.65	$1.71

Diluted income per share:
Weighted diluted average shares outstanding	25,616	25,842	25,661	25,855
Net income per share attributed to Movado Group, Inc.	$0.87	$0.89	$1.63	$1.69

Dividends declared per share	$0.10	$0.08	$0.30	$0.18

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Comprehensive income, net of taxes:
Net income including noncontrolling interests	$22,417	$23,414	$42,016	$44,248
Net unrealized (loss) /gain on investments	(31)	97	38	210
Gain on available-for-sale securities	-	-	(81)	-
Foreign currency translation adjustments	(16,330)	5,813	(16,963)	1,520
Comprehensive income including noncontrolling interests	6,056	29,324	25,010	45,978
Less: Comprehensive income attributable to noncontrolling interests	40	444	105	591
Total comprehensive income attributable to Movado Group, Inc.	$6,016	$28,880	$24,905	$45,387

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended October 31,
	2014	2013
Cash flows from operating activities:
Net income including noncontrolling interests	$42,016	$44,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,195	8,693
Transactional (gains) / losses	(137)	309
Write-down of inventories	1,923	1,871
Deferred income taxes	(211)	(872)
Stock-based compensation	4,135	2,699
Excess tax benefit from stock-based compensation	(1,270)	(583)
Gain on available-for-sale securities	(131)	-
Gain on sale of an asset held for sale	-	(1,526)
Changes in assets and liabilities:
Trade receivables	(61,355)	(58,713)
Inventories	(8,785)	(12,787)
Other current assets	213	3,316
Accounts payable	(3,136)	14,432
Accrued liabilities	7,912	1,581
Income taxes payable	11,100	15,563
Other non-current assets	(3,665)	(4,360)
Other non-current liabilities	3,545	2,745
Net cash provided by operating activities	1,349	16,616
Cash flows from investing activities:
Capital expenditures	(7,485)	(11,895)
Proceeds from short-term investment	33,736	-
Proceeds from available-for-sale securities	307	-
Trademarks	(75)	(225)
Long-term investment	(1,200)	-
Proceeds from sale of an asset held for sale	-	2,196
Net cash provided by / (used in) investing activities	25,283	(9,924)
Cash flows from financing activities:
Stock options exercised and other changes	291	(249)
Excess tax benefit from stock-based compensation	1,270	583
Dividends paid	(7,591)	(4,604)
Distribution of noncontrolling interest earnings	(319)	-
Stock repurchase	(13,150)	(7,450)
Net cash (used in) financing activities	(19,499)	(11,720)

Effect of exchange rate changes on cash and cash equivalents	(6,855)	285
Net increase / (decrease) in cash and cash equivalents	278	(4,743)
Cash and cash equivalents at beginning of period	157,659	167,889
Cash and cash equivalents at end of period	$157,937	$163,146

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

NOTE 1 – RECLASSIFICATIONS

Certain reclassifications were made to prior years’ financial statement amounts and related note disclosures to conform to the third quarter fiscal 2015 presentation.  In the third quarter fiscal 2014 certain assets were reclassified from accounts receivable to inventory to conform to the third quarter fiscal 2015 presentation.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands) as of October 31, 2014 and 2013 and January 31, 2014:

		Fair Value at October 31, 2014
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$343	$—	$—	$343
Long-term investment	Other non-current assets	—	—	1,216	1,216
SERP assets - employer	Other non-current assets	1,713	—	—	1,713
SERP assets - employee	Other non-current assets	24,054	—	—	24,054
Hedge derivatives	Other current assets	—	3	—	3
Total		$26,110	$3	$1,216	$27,329
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$24,054	$—	$—	$24,054
Hedge derivatives	Accrued liabilities	—	2,246	—	2,246
Total		$24,054	$2,246	$—	$26,300

		Fair Value at January 31, 2014
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$576	$—	$—	$576
Time deposits	Short-term investments	33,099			33,099
SERP assets - employer	Other non-current assets	1,117	—	—	1,117
SERP assets - employee	Other non-current assets	20,854	—	—	20,854
Hedge derivatives	Other current assets	—	403	—	403
Total		$55,646	$403	$—	$56,049
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$20,854	$—	$—	$20,854
Hedge derivatives	Accrued liabilities	—	173	—	173
Total		$20,854	$173	$—	$21,027

		Fair Value at October 31, 2013
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$496	$—	$—	$496
SERP assets - employer	Other non-current assets	1,329	—	—	1,329
SERP assets - employee	Other non-current assets	19,999	—	—	19,999
Hedge derivatives	Other current assets	—	1,391	—	1,391
Total		$21,824	$1,391	$—	$23,215
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$19,999	$—	$—	$19,999
Hedge derivatives	Accrued liabilities	—	93	—	93
Total		$19,999	$93	$—	$20,092

The fair values of the Company’s available-for-sale securities are based on quoted prices. The fair value of the long-term investment is based on the purchase price plus eight percent calculated annually. Time deposits are classified as short-term investments and held to original maturity. The assets related to the Company’s defined contribution supplemental executive retirement plan (“SERP”) consist of both employer (employee unvested) and employee assets which are invested in investment funds with fair values calculated based on quoted market prices. The SERP liability represents the Company’s liability to the employees in the plan for their vested balances. The hedge derivatives are entered into by the Company principally to reduce its exposure to the Swiss franc exchange rate risk. Fair values of the Company’s hedge derivatives are calculated based on quoted foreign exchange rates, quoted interest rates and market volatility factors.

The following table presents a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended October 31, 2014 and October 31, 2013.  Level 3 consists of a long-term investment.

	October 31, 2014	October 31, 2013
Balance, beginning of fiscal year	$—	$—
Purchase of long-term investment	1,200	—
Interest income	16	—
Balance, end of period	$1,216	$—

NOTE 3 – EQUITY

The components of equity for the nine months ended October 31, 2014 and 2013 are as follows (in thousands):

	Movado Group, Inc. Shareholders' Equity
	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance, January 31, 2014	$266	$66	$165,342	$316,334	$(122,406)	$103,702	$2,686	$465,990
Net income				41,725			291	42,016
Dividends				(7,591)				(7,591)
Distribution of noncontrolling interest earnings							(319)	(319)
Stock repurchase					(13,150)			(13,150)
Stock options exercised, net of tax benefit of $1,270	2		2,967		(1,408)			1,561
Supplemental executive retirement plan			118					118
Stock-based compensation expense			4,135					4,135
Net unrealized gain on investments, net of tax of $42						38		38
Stock donation			671		385			1,056
Gain on available-for-sale securities, net of tax benefit of $50						(81)		(81)
Foreign currency translation adjustment (3)						(16,777)	(186)	(16,963)
Balance, October 31, 2014	$268	$66	$173,233	$350,468	$(136,579)	$86,882	$2,472	$476,810

	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance, January 31, 2013	$264	$66	$159,696	$272,094	$(110,701)	$102,271	$2,002	$425,692
Net income				43,684			564	44,248
Dividends				(4,604)				(4,604)
Stock repurchase					(7,450)			(7,450)
Stock options exercised, net of tax benefit of $583	2		1,493		(1,161)			334
Supplemental executive retirement plan			19					19
Stock-based compensation expense			2,699					2,699
Net unrealized gain on investments, net of tax of $0						210		210
Foreign currency translation adjustment (3)						1,493	27	1,520
Balance, October 31, 2013	$266	$66	$163,907	$311,174	$(119,312)	$103,974	$2,593	$462,668

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

(3) The currency translation adjustment is not adjusted for income taxes to the extent that it relates to permanent investments of earnings in international subsidiaries.

NOTE 4 – SEGMENT INFORMATION

The Company follows accounting guidance related to disclosures about segments of an enterprise and related information. This guidance requires disclosure of segment data based on how management makes decisions about allocating resources to segments and measuring their performance.

The Company conducts its business in two operating segments: Wholesale and Retail. The Company’s Wholesale segment includes the designing, manufacturing and distribution of quality luxury brand or licensed brand watches, in addition to revenue generated from after-sales service activities and shipping. The Retail segment includes the Company’s outlet stores.

The Company divides its business into two major geographic locations: United States operations, and International, which includes the results of all other Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 18.4%, 10.1%, 7.6% and 7.1%, respectively, of the Company’s total net sales for the three months ended October 31, 2014. For the three months ended October 31, 2013, the Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 19.5%, 9.6%, 7.2% and 7.2%, respectively, of the Company’s total net sales.

The Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 18.1%, 10.8%, 8.3% and 8.2%, respectively, of the Company’s total net sales for the nine months ended October 31, 2014. For the nine months ended October 31, 2013, the Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 19.4%, 10.6%, 8.0% and 7.8%, respectively, of the Company’s total net sales. Substantially all of the Company’s International assets are located in Switzerland and Asia.

Operating Segment Data for the Three Months Ended October 31, 2014 and 2013 (in thousands):

	Net Sales
	2014	2013
Wholesale:
Luxury brand category	$73,983	$80,423
Licensed brands category	94,223	91,020
After-sales service and all other	4,607	3,503
Total Wholesale	172,813	174,946
Retail	15,744	14,739
Consolidated total	$188,557	$189,685

	Operating Income
	2014	2013
Wholesale	$30,469	$31,056
Retail	2,864	3,028
Consolidated total	$33,333	$34,084

Operating Segment Data for the Nine Months Ended October 31, 2014 and 2013 (in thousands):

	Net Sales
	2014	2013
Wholesale:
Luxury brand category	$168,827	$176,333
Licensed brands category	229,749	211,423
After-sales service and all other	11,764	10,921
Total Wholesale	410,340	398,677
Retail	42,729	39,319
Consolidated total	$453,069	$437,996

	Operating Income
	2014	2013
Wholesale	$53,653	$54,062
Retail	7,769	7,067
Consolidated total	$61,422	$61,129

	Total Assets
	October 31, 2014	January 31, 2014	October 31, 2013
Wholesale	$578,359	$558,266	$574,047
Retail	23,410	20,344	20,944
Consolidated total	$601,769	$578,610	$594,991

Geographic Location Data for the Three Months Ended October 31, 2014 and 2013 (in thousands):

	Net Sales		Operating Income
	2014	2013	2014	2013
United States (1)	$107,024	$107,214	$11,297	$12,300
International (2)	81,533	82,471	22,036	21,784
Consolidated total	$188,557	$189,685	$33,333	$34,084

United States and International net sales are net of intercompany sales of $101.4 million and $104.1 million for the three months ended October 31, 2014 and 2013, respectively.

Geographic Location Data for the Nine Months Ended October 31, 2014 and 2013 (in thousands):

	Net Sales		Operating Income
	2014	2013	2014	2013
United States (1)	$247,432	$237,612	$15,708	$14,821
International (2)	205,637	200,384	45,714	46,308
Consolidated total	$453,069	$437,996	$61,422	$61,129

United States and International net sales are net of intercompany sales of $251.7 million and $258.5 million for the nine months ended October 31, 2014 and 2013, respectively.

(1) The United States operating income includes unallocated corporate expenses for the three and nine months ended October 31, 2014 and 2013.

(2) The International operating income includes certain intercompany profits related to the Company’s supply chain operations for the three and nine months ended October 31, 2014 and 2013.

	Total Assets
	October 31, 2014	January 31, 2014	October 31, 2013
United States	$265,431	$239,890	$261,463
International	336,338	338,720	333,528
Consolidated total	$601,769	$578,610	$594,991

	Long-Lived Assets
	October 31, 2014	January 31, 2014	October 31, 2013
United States	$25,695	$25,943	$25,064
International	19,645	21,853	21,448
Consolidated total	$45,340	$47,796	$46,512

NOTE 5 – INVENTORIES

Inventories consisted of the following (in thousands):

	October 31, 2014	January 31, 2014	October 31, 2013
Finished goods	$126,742	$118,308	$113,419
Component parts	50,233	55,138	56,665
Work-in-process	5,688	7,859	8,630
	$182,663	$181,305	$178,714

NOTE 6 – DEBT AND LINES OF CREDIT

On July 17, 2009, the Company, together with Movado Group Delaware Holdings Corporation, Movado Retail Group, Inc. and Movado LLC (together with the Company, the “Borrowers”), each a wholly-owned domestic subsidiary of the Company, entered into an Amended and Restated Loan and Security Agreement (the “Original Loan Agreement”) with Bank of America, N.A. and Bank Leumi USA, as lenders (“Lenders”), and Bank of America, N.A., as agent (in such capacity, the “Agent”). The parties have amended the Original Loan Agreement four times: on April 5, 2011, March 12, 2012, August 14, 2014 and September 30, 2014 (the Original Loan Agreement, as so amended, the “Loan Agreement”). The Loan Agreement provides for a $25.0 million asset based senior secured revolving credit facility (the “Facility”), including a $15.0 million letter of credit subfacility, and provides that Borrowers are entitled to request that Lenders increase the Facility up to $50 million subject to any additional terms and conditions the parties may agree upon. The maturity date of the Facility is July 17, 2019.

Availability under the Facility is determined by reference to a borrowing base which is based on the sum of a percentage of eligible accounts receivable and eligible inventory of the Borrowers. $10.0 million in availability is blocked unless the Borrowers have achieved for the most recently ended four fiscal quarter periods a consolidated fixed charge coverage ratio of at least 1.25 to 1.0 with domestic EBITDA greater than $10.0 million. The availability block, if applicable, will be reduced by the amount by which the borrowing base exceeds $25.0 million, up to a maximum reduction of $5.0 million. Availability under the Facility may be further reduced by certain reserves established by the Agent in its good faith credit judgment. The Borrowers are not currently subject to the availability block. As of October 31, 2014, total availability under the Facility, giving effect to no outstanding borrowings and the $4.1 million of letters of credit outstanding under the subfacility, was $20.9 million.

The current applicable margin for LIBOR rate loans is 1.25% and for base rate loans is 0.25%. The applicable margins increase by 0.25% per annum from the current applicable margins if the consolidated fixed charge coverage ratio is greater than or equal to  1.50 to 1.00 and less than or equal to 2.00 to 1.00, and by 0.50% if the consolidated fixed charge coverage ratio is less than 1.50 to 1.00.

After the date (the “Block Release Date”) when availability under the Facility is no longer subject to any blocked amount, if borrowing availability is less than $7.5 million, the Borrowers will be subject to a minimum fixed charge coverage ratio until such time as borrowing availability has been greater than $7.5 million for at least 90 consecutive days.

After the Block Release Date, cash dominion will be imposed if borrowing availability is less than $10.0 million and will continue until such time as borrowing availability has been greater than $10.0 million for at least 45 consecutive days. As of October 31, 2014, the Borrowers were not subject to cash dominion nor do the Borrowers expect to be subject to such a requirement in the foreseeable future.

The Loan Agreement contains additional affirmative and negative covenants binding on the Borrowers and their subsidiaries that are customary for asset based facilities, including, but not limited to, restrictions and limitations on the incurrence of debt for borrowed money and liens, dispositions of assets, capital expenditures, dividends and other payments in respect of equity interests, the making of loans and equity investments, prepayments of subordinated and certain other debt, mergers, consolidations, liquidations and dissolutions, and transactions with affiliates. The Loan Agreement permits Borrowers to pay distributions as dividends and make share repurchases up to an aggregate of $150.0 million (less the amount of any charitable donations made by the Company which are permitted up to an aggregate amount of $14.0 million) and make acquisitions up to an aggregate of $50.0 million, as long as, at the time of such transaction, either (A) Borrowers have cash assets of at least $60.0 million with no revolver loans outstanding, or (B) (i) the consolidated fixed charge coverage ratio is at least 1.10 to 1.00, (ii) availability is greater than $7.5 million and (iii) positive EBITDA plus repatriated cash dividends minus restricted payments are greater than $0. As of October 31, 2014, the Company was in compliance with these financial covenants and, therefore, is permitted to pay dividends and to repurchase up to an aggregate of $150.0 million of shares. The Company presently expects that it will be able to pay dividends declared and repurchase shares through the remaining term of the Facility.

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

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. As of October 31, 2014, these lines of credit totaled 5.0 million Swiss francs with a dollar equivalent of $5.2 million. As of October 31, 2013, these lines of credit totaled 10.0 million Swiss francs with a dollar equivalent of $11.0 million. As of October 31, 2014 and 2013, there were no borrowings against these lines. As of October 31, 2014, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.3 million in various foreign currencies.

NOTE 7 – EARNINGS PER SHARE

The Company presents net income per share on a basic and diluted basis. Basic earnings per share are computed using weighted-average shares outstanding during the period. Diluted earnings per share are computed using the weighted-average number of shares outstanding adjusted for dilutive common stock equivalents.

The weighted-average number of shares outstanding for basic earnings per share was approximately 25,326,000 and 25,495,000 for the three months ended October 31, 2014 and 2013, respectively. For the three months ended October 31, 2014 and 2013, the number of shares outstanding for diluted earnings per share increased by approximately 290,000 and 347,000, respectively, due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans and SERP.

For the three months ended October 31, 2014 and 2013, approximately 141,000 and 348, respectively, of potentially dilutive common stock equivalents were excluded from the computation of dilutive earnings per share because their effect would have been antidilutive.

The weighted-average number of shares outstanding for basic earnings per share was approximately 25,345,000 and 25,528,000 for the nine months ended October 31, 2014 and 2013, respectively. For the nine months ended October 31, 2014 and 2013, the number of shares outstanding for diluted earnings per share increased by approximately 316,000 and 327,000, respectively, due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans and SERP.

For the nine months ended October 31, 2014 and 2013, approximately 89,000 and 79,000, respectively, of potentially dilutive common stock equivalents were excluded from the computation of dilutive earnings per share because their effect would have been antidilutive.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

As of October 31, 2014, one bank in the domestic bank group had issued four irrevocable standby letters of credit in connection with a trademark license agreement, retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada. As of October 31, 2014, the Company had outstanding letters of credit totaling $4.1 million with expiration dates through April 30, 2016.

As of October 31, 2014, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.3 million in various foreign currencies.

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

NOTE 9 – INCOME TAXES

The Company recorded a tax expense of $10.9 million and $10.6 million for the three months ended October 31, 2014 and 2013, respectively. The effective tax rate was 32.7% for the three months ended October 31, 2014 and 31.1% for the three months ended October 31, 2013.

The Company recorded a tax expense of $19.2 million and $18.2 million for the nine months ended October 31, 2014 and 2013, respectively. The effective tax rate was 31.4% for the nine months ended October 31, 2014 and 29.1% for the nine months ended October 31, 2013.

The increase in the effective tax rate for the three months ended October 31, 2014 compared to October 31, 2013 was primarily due to the negative impact on earnings in tax jurisdictions with higher effective tax rates. The increase in the effective tax rate for the nine months ended October 31, 2014 compared to October 31, 2013, was primarily due to the benefit related to the release of liabilities for uncertain tax positions as a result of favorable U.S. and foreign audit settlements occurring in the nine months ended October 31, 2013, and the negative impact on earnings in tax jurisdictions with higher effective tax rates.  In addition, the effective tax rate for both the three and nine months ended October 31, 2014, was impacted by the application of guidelines related to accounting for income taxes in interim periods, which requires the exclusion of certain companies with pretax losses from the estimated annual effective tax rate.

The effective tax rates for the three and nine months ended October 31, 2014 and 2013 differ from the U.S. statutory tax rate primarily due to foreign profits being taxed in lower taxing jurisdictions partially offset by no tax benefit being realized on certain foreign net operating losses.

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

As of October 31, 2014, the Company’s entire net forward contracts hedging portfolio consisted of 48.0 million Swiss francs equivalent for various expiry dates ranging through May 12, 2015.

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for derivatives (in thousands):

	Asset Derivatives				Liability Derivatives
	Balance Sheet Location	October 31, 2014 Fair Value	January 31, 2014 Fair Value	October 31, 2013 Fair Value	Balance Sheet Location	October 31, 2014 Fair Value	January 31, 2014 Fair Value	October 31, 2013 Fair Value
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$3	$403	$1,391	Accrued Liabilities	$2,246	$173	$93
Total Derivative Instruments		$3	$403	$1,391		$2,246	$173	$93

NOTE 11 - ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income consisted of the following (in thousands):

	Currency Translation Adjustments	Available-for-sale securities	Net Unrealized Income On Hedging Contracts	Accumulated Other Comprehensive Income
Balance, January 31, 2014	$103,438	$263	$1	$103,702
Other comprehensive (loss) / income before reclassifications	(16,777)	38	—	(16,739)
Amounts reclassified from accumulated other comprehensive income (1)	—	(81)	—	(81)
Net current-period other comprehensive (loss)	(16,777)	(43)	—	(16,820)
As of October 31, 2014	$86,661	$220	$1	$86,882

	Currency Translation Adjustments	Available-for-sale securities	Accumulated Other Comprehensive Income
Balance, January 31, 2013	$102,220	$51	$102,271
Other comprehensive income before reclassifications	1,410	210	1,620
Amounts reclassified from accumulated other comprehensive income (1)	83	—	83
Net current-period other comprehensive income	1,493	210	1,703
As of October 31, 2013	$103,713	$261	$103,974
(1)	Amounts reclassified to Selling, General and Administrative expenses. No amounts were reclassified during the third quarter.

NOTE 12 – OTHER INCOME

Other income for the nine months ended October 31, 2013 consisted of a $1.5 million pre-tax gain on the sale of a building. The Company received cash proceeds from the sale of $2.2 million in the first quarter of fiscal year 2014. Prior to the sale, the building had been classified as an asset held for sale in other current assets.

NOTE 13 – TREASURY STOCK

On March 21, 2013, the Board approved a share repurchase program under which the Company was authorized to purchase up to $50.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. The Company may purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise. On November 25, 2014, the Board increased the amount of the share repurchase authorization to $100 million. This authorization expires on January 31, 2016.  During the nine months ended October 31, 2014, the Company repurchased a total of 345,073 shares of common stock at a total cost of approximately $13.2 million or an average cost of $38.11 per share.  During the nine months ended October 31, 2013, the Company repurchased a total of 198,733 shares of common stock at a total cost of approximately $7.5 million or an average cost of $37.49 per share, which included 12,000 shares repurchased from the Movado Group Foundation at a total cost of approximately $0.4 million or $34.43 average per share.

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS

In August 2014, FASB issued 2014-15, “Presentation of Financial Statements-Going Concern.” This pronouncement provides guidance on the Company’s responsibility to perform interim and annual assessments of an entity’s ability to continue as a going concern and to provide related disclosure requirements. This pronouncement applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. This pronouncement will not have a material impact on the Company’s consolidated financial statements.

In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This pronouncement affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This pronouncement provides alternative methods of retrospective adoption and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The Company is evaluating the effect of adopting this pronouncement but does not expect adoption will have a material impact on the Company’s consolidated financial statements.

NOTE 15 – SUBSEQUENT EVENT

On November 25, 2014, the Board approved an increase in the share repurchase program, from the original authorized amount of $50 million approved on March 21, 2013 to $100 million. Under the program, the Company is authorized to purchase shares of its outstanding common stock from time to time, depending on market conditions, share price and other factors. The Company may purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise. This authorization expires on January 31, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q, including, without limitation, statements under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as statements in future filings by the Company with the Securities and Exchange Commission (the “SEC”), in the Company’s press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, forecasts and projections about the Company, its future performance, the industry in which the Company operates and management’s assumptions. Words such as “expects”, “anticipates”, “targets”, “goals”, “projects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should” and variations of such words and similar expressions are also intended to identify such forward-looking statements. The Company cautions readers that forward-looking statements include, without limitation, those relating to the Company’s future business prospects, projected operating or financial results, revenues, working capital, liquidity, capital needs, plans for future operations, expectations regarding capital expenditures and operating expenses, effective tax rates, margins, interest costs, and income as well as assumptions relating to the foregoing. Forward-looking statements are subject to certain risks and uncertainties, some of which cannot be predicted or quantified. Actual results and future events could differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company’s reports filed with the SEC including, without limitation, the following: general economic and business conditions which may impact disposable income of consumers in the United States and the other significant markets (including Europe) where the Company’s products are sold, uncertainty regarding such economic and business conditions, trends in consumer debt levels and bad debt write-offs, general uncertainty related to possible terrorist attacks, natural disasters, the stability of the European Union and defaults on or downgrades of sovereign debt and the impact of any of those events on consumer spending, changes in consumer preferences and popularity of particular designs, new product development and introduction, the ability of the Company to successfully implement business strategies, competitive products and pricing, seasonality, availability of alternative sources of supply in the case of the loss of any significant supplier or any supplier’s inability to fulfill the Company’s orders, the loss of or curtailed sales to significant customers, the Company’s dependence on key employees and officers, the ability to successfully integrate the operations of acquired businesses without disruption to other business activities, the continuation of licensing arrangements with third parties, the ability to secure and protect trademarks, patents and other intellectual property rights, the ability to lease new stores on suitable terms in desired markets and to complete construction on a timely basis, potential effects of economic and currency instability in Europe and countries using the Euro as their functional currency, the ability of the Company to successfully manage its expenses on a continuing basis, the continued availability to the Company of financing and credit on favorable terms, business disruptions, disease, general risks associated with doing business outside the United States including, without limitation, import duties, tariffs, quotas, political and economic stability, and success of hedging strategies with respect to currency exchange rate fluctuations.

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

As of October 31, 2014, there have been no material changes to any of the critical accounting policies as disclosed in the Company’s 2014 Annual Report on Form 10-K.

Recent Developments

On November 25, 2014, the Board approved an increase in the share repurchase program, from the original authorized amount of $50 million approved on March 21, 2013 to $100 million. Under the program, the Company is authorized to purchase shares of its outstanding common stock from time to time, depending on market conditions, share price and other factors. The Company may purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise. This authorization expires on January 31, 2016.

Also, on November 25, 2014, the Board approved the payment of a cash dividend in the amount of $0.10 for each share of the Company’s outstanding common stock and class A common stock. The dividend will be paid on December 19, 2014 to all shareholders of record as of the close of business on December 5, 2014. The decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

On November 14, 2014, the Company announced an updated outlook for its fiscal year 2015, due to certain factors involving slower growth in the overall watch category, as retailers focus on driving improved productivity and certain brands not performing as well as planned, including Movado in international markets.

On September 30, 2014, the Company amended its Amended and Restated Loan and Security Agreement, dated as of July 17, 2009, as previously amended, with Bank of America, N.A. and Bank Leumi USA to extend its maturity to 2019, to reflect more favorable current market rate conditions and to modify certain terms.

On August 26, 2014, the Board approved the payment of a cash dividend in the amount of $0.10 for each share of the Company’s outstanding common stock and class A common stock.

On May 22, 2014, the Board approved the payment of a cash dividend in the amount of $0.10 for each share of the Company’s outstanding common stock and class A common stock.

On March 28, 2014, the Company entered into an amended and restated license agreement (the "Amended License Agreement") with Lacoste S.A., Sporloisirs S.A. and Lacoste Alligator S.A. (together, "Licensor"). The Amended License Agreement amends and restates the original license agreement with the Licensor entered into on March 24, 2006 and extends its term from January 1, 2015 through December 31, 2022.

Overview

The Company conducts its business primarily in two operating segments: Wholesale and Retail. The Company’s Wholesale segment includes the designing, manufacturing and distribution of quality watches and revenue generated from after-sales service activities and shipping. The Retail segment includes the Company’s outlet stores. The Company also operates in two major geographic locations: United States operations and International, the latter of which includes the results of all other Company operations.

Since April 30, 2014, the Company has divided its watch business into two principal categories: the luxury category and the licensed brands category. The luxury category consists of the Ebel®, Concord®, Movado® and ESQ® Movado brands.  Previously, the Company classified the Movado and the ESQ Movado brands together as a separate category referred to as accessible luxury. Watches in the licensed brands category include the following brands manufactured and distributed under license agreements with the respective brand owners: Coach®, HUGO BOSS®, Juicy Couture®, Lacoste®, Tommy Hilfiger® and SCUDERIA FERRARI®. These changes to the Company’s watch brand categories did not change the Company’s operating segments.

Gross margins vary among the brands included in the Company’s portfolio and also among watch models within each brand. Watches in the luxury category generally earn higher gross margin percentages than watches in the licensed brand category. The difference in gross margin percentages for the licensed brand category is primarily the impact of royalty payments made on the licensed brands.  Gross margins in the Company’s outlet business are affected by the mix of product sold and may exceed those of the wholesale business since the Company earns margins on its outlet store sales from manufacture to point of sale to the consumer.

Results of operations for the three months ended October 31, 2014 as compared to the three months ended October 31, 2013

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Three Months Ended October 31,
	2014	2013
Wholesale:
United States	$91,280	$92,475
International	81,533	82,471
Total Wholesale	172,813	174,946
Retail	15,744	14,739
Net Sales	$188,557	$189,685

Comparative net sales by categories were as follows (in thousands):

	Three Months Ended October 31,
	2014	2013
Wholesale:
Luxury brand category	$73,983	$80,423
Licensed brands category	94,223	91,020
After-sales service and all other	4,607	3,503
Total Wholesale	172,813	174,946
Retail	15,744	14,739
Consolidated total	$188,557	$189,685

Net sales for the three months ended October 31, 2014 were $188.6 million, below the prior year period by $1.1 million or 0.6%. For the period ended October 31, 2014, fluctuations in foreign currency exchange rates unfavorably impacted net sales by $1.3 million when compared to the prior year period.

Net sales for the three months ended October 31, 2014 in the Wholesale segment were $172.8 million, below the prior year period by $2.1 million or 1.2%.  The decrease in net sales was driven by a decrease in both the United States and International locations of the Wholesale segment.

Net sales for the three months ended October 31, 2014 in the United States location of the Wholesale segment were $91.3 million, below the prior year period by $1.2 million or 1.3%, primarily driven by sales decreases in both the licensed and luxury brands categories, partially offset by a sales increase in the after-sales service and all other category. The net sales decrease recorded in the luxury brand category was $1.5 million, or 2.5%, and was primarily attributable to the Company not fully effectuating its ESQ/Movado conversion strategy which it commenced in the fourth quarter of fiscal 2014. Pursuant to that strategy, the Company reduced the presence of ESQ Movado in certain chain and department store retail doors while expanding the Movado brand offering in those same retail doors to drive incremental sales of its more productive Movado brand watch families. Although Movado brand sales increased while, at the same time, as expected, sales of ESQ Movado watches declined, there was less of an increase than expected in the level of Movado watch sales at wholesale due to retailers tightly managing their inventory. It is expected that this trend will continue in the fourth quarter. There were also sales decreases in the Ebel and Concord luxury watch brands, primarily due to higher promotional sales in the prior year period. The sales increase in the Movado brand was primarily due to higher sales of the Movado BOLD and Museum watch collections, and the introduction of new products in the current year, all of which were supported by the Company’s continued focus and investment in marketing and advertising. Also contributing to decreased sales in the United States location of the Wholesale segment were net sales in the licensed brands category which were below the prior year period by $0.8 million, or 2.6%.  These decreases in sales were partially offset by a sales increase of $1.1 million attributable to the after-sales service and all other category, primarily due to sales from special events in the current year period.

Net sales for the three months ended October 31, 2014 in the International location of the Wholesale segment were $81.5 million, below prior year by $0.9 million or 1.1%. This decrease was primarily driven by a sales decrease in the luxury brand category, partially offset by a sales increase in the licensed brands category. The net sales decrease in the luxury category of $4.9 million was primarily due to lower sales of Movado and other luxury brand watches except for Ebel. The decrease in Movado watch sales was primarily due to weaker than expected performance in certain markets, including Asia. Net sales in the licensed brands category were above the prior year period by $4.0 million, or 6.8%, primarily due to higher sales of certain licensed brands, as a result of strong sell-through, geographic expansion and expansion in the Company’s distribution channels. For the three months ended October 31, 2014, fluctuations in foreign currency exchange rates unfavorably impacted net sales by $1.3 million when compared to the prior year period.

Net sales for the three months ended October 31, 2014 in the retail segment were $15.7 million, representing a 6.8% increase from the prior year period sales of $14.7 million. The increase in net sales was primarily attributable to new store openings. As of October 31, 2014, the Company operated 38 outlet stores, compared to 34 outlet stores at the end of the prior year period.

Gross Profit.  Gross profit for the three months ended October 31, 2014 was $99.8 million or 53.0% of net sales as compared to $101.3 million or 53.4% of net sales in the prior year period. The decrease in gross profit of $1.5 million was primarily due to lower net sales for the current year period. The gross margin percentage for the three months ended October 31, 2014 decreased by approximately 40 basis points primarily due to an unfavorable impact of fluctuations in foreign currency exchange rates of approximately 30 basis points and an unfavorable impact of approximately 30 basis points related to a shift in channel and product mix, partially offset by the positive impact of approximately 20 basis points resulting from certain lower fixed costs.

Selling, General and Administrative (“SG&A”).  SG&A expenses for the three months ended October 31, 2014 were $66.5 million, representing a decrease from the prior year period of $0.7 million or 1.0%. The decrease in SG&A expenses was attributed to a decrease in performance-based compensation of $5.5 million, resulting from the Company not meeting certain financial targets. The decreases in SG&A expenses was partially offset by higher compensation and benefit expense of $2.0 million primarily in support of the Company’s brand building and growth initiatives; higher other selling expenses of $1.0 million and higher marketing expenses of $0.8 million, and an unfavorable effect of fluctuations in foreign currency exchange rates of $0.6 million, which was the result of the translation of foreign subsidiary results and the result of the weaker average U.S. dollar when compared to the prior year period.

Wholesale Operating Income.  Operating income of $30.5 million and $31.1 million, which includes unallocated corporate expenses as well as certain profits related to the Company’s supply chain operations, was recorded in the Wholesale segment for the three months ended October 31, 2014 and 2013, respectively. The $0.6 million decrease in operating income was the net result of a decrease in gross profit of $1.9 million and a decrease in SG&A expenses of $1.3 million. The decrease in gross profit of $1.9 million was primarily due to lower net sales and a lower gross margin percentage. The decrease in SG&A expenses was attributed to a decrease in performance-based compensation of $5.5 million, resulting from the Company not meeting certain financial targets. The decreases in SG&A expenses were partially offset by higher compensation and benefit expense of $1.7 million primarily in support of the Company’s brand building and growth initiatives. Also contributing to the fluctuation in SG&A expenses were higher other selling expenses of $1.0 million and higher marketing expenses of $0.8 million. Also contributing to the fluctuation in SG&A expenses was the unfavorable effect of fluctuations in foreign currency exchange rates of $0.6 million, which was the result of the translation of foreign subsidiary results and the result of the weaker average U.S. dollar when compared to the prior year period.

U.S. Wholesale Operating Income.  Operating income of $8.5 million and $9.3 million, which includes unallocated corporate expenses, was recorded in the United States location of the Wholesale segment for the three months ended October 31, 2014 and 2013, respectively. The decrease in operating income of $0.8 million was the net result of lower gross profit of $1.6 million and lower SG&A expenses of $0.8 million. The decrease in gross profit of $1.6 million was primarily due to a lower gross margin percentage and lower net sales. The decrease in SG&A expenses was attributed to lower compensation and benefit expense of $3.2 million, resulting from a decrease in performance-based compensation, partially offset by higher headcount, salaries and stock award expenses. Also offsetting these decreases in SG&A expenses were higher marketing expenses of $1.7 million and higher other selling expenses of $0.5 million.

International Wholesale Operating Income.  Operating income of $22.0 million and $21.8 million, which includes certain profits related to the Company’s supply chain operations, was recorded in the International location of the Wholesale segment for the three months ended October 31, 2014 and 2013, respectively. The increase in operating income of $0.2 million was primarily due to lower SG&A expenses of $0.6 million, partially offset by a lower gross profit of $0.4 million. The decrease in gross profit of $0.4 million was primarily due to lower sales. The decrease in SG&A expenses included lower marketing expenses of $0.9 million and lower compensation and benefit expenses of $0.6 million, resulting from a decrease in performance-based compensation and salaries. These decreases in SG&A expenses were partially offset by the unfavorable effect of fluctuations in foreign currency exchange rates of $0.6 million, which was the result of the translation of foreign subsidiary results and the result of the weaker average U.S. dollar when compared to the prior year period.

Retail Operating Income.  Operating income of $2.8 million and $3.0 million was recorded in the retail segment for the three months ended October 31, 2014 and 2013, respectively. The $0.2 million decrease in operating income was the result of an increase in SG&A expenses of $0.7 million, partially offset by an increase in gross profit of $0.5 million. The increase in SG&A expenses of $0.7 million was primarily due to higher compensation, benefit expenses and occupancy expenses related to the opening of new stores. The increase in gross profit of $0.5 million was primarily attributable to higher sales, partially offset by a lower gross margin percentage.

Income Taxes. The Company recorded a tax expense of $10.9 million and $10.6 million for the three months ended October 31, 2014 and 2013, respectively. The effective tax rate was 32.7% for the three months ended October 31, 2014 and 31.1% for the three months ended October 31, 2013.

The increase in the effective tax rate for the three months ended October 31, 2014 compared to October 31, 2013 was primarily due to the negative impact on earnings in tax jurisdictions with higher effective tax rates. In addition, the effective tax rate for the three months ended October 31, 2014, was impacted by the application of guidelines related to accounting for income taxes in interim periods, which requires the exclusion of certain companies with pretax losses from the estimated annual effective tax rate.

The effective tax rates for the three months ended October 31, 2014 and 2013 differ from the U.S. statutory tax rate primarily due to foreign profits being taxed in lower taxing jurisdictions partially offset by no tax benefit being realized on certain foreign net operating losses.

Net Income Attributed to Movado Group, Inc. The Company recorded net income of $22.2 million and $23.0 million for the three months ended October 31, 2014 and 2013, respectively.

Results of operations for the nine months ended October 31, 2014 as compared to the nine months ended October 31, 2013

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Nine Months Ended October 31,
	2014	2013
Wholesale:
United States	$204,703	$198,292
International	205,637	200,385
Total Wholesale	410,340	398,677
Retail	42,729	39,319
Net Sales	$453,069	$437,996

Comparative net sales by categories were as follows (in thousands):

	Nine Months Ended October 31,
	2014	2013
Wholesale:
Luxury brand category	$168,827	$176,333
Licensed brands category	229,749	211,423
After-sales service and all other	11,764	10,921
Total Wholesale	410,340	398,677
Retail	42,729	39,319
Consolidated total	$453,069	$437,996

Net sales for the nine months ended October 31, 2014 were $453.1 million, above the prior year period by $15.1 million or 3.4%. For the period ended October 31, 2014, fluctuations in foreign currency exchange rates favorably impacted net sales by $1.9 million when compared to the prior year period.

Net sales for the nine months ended October 31, 2014 in the Wholesale segment were $410.3 million, above the prior year period by $11.7 million or 2.9%.  The increase in net sales was driven by sales increases in both United States and International locations of the Wholesale segment.

Net sales for the nine months ended October 31, 2014 in the United States location of the Wholesale segment were $204.7 million, above the prior year period by $6.4 million or 3.2%, primarily driven by sales increases in the licensed brands category. Net sales in the licensed brands category were above the prior year period by $4.9 million, or 7.5%, primarily due to higher sales of certain licensed brands as a result of strong sell-through and expansion in the Company’s distribution channels. Net sales in the luxury category were relatively flat compared to the prior year period, primarily resulting from sales increases in the Movado brand as a result of higher sales of the Movado BOLD and Museum watch collections and the introduction of new products in the current year, all of which were supported by the Company’s continued focus and investment in marketing and advertising. The sales increases in the Movado brand were partially offset by a sales decrease in the ESQ Movado brand as a result of the Company’s decision in the fourth quarter of fiscal 2014, to reduce the presence of ESQ Movado while expanding the Movado brand offering in certain retail doors and by a sales decrease in Ebel and Concord brand watches, primarily as a result of timing of new product launches.

Net sales for the nine months ended October 31, 2014 in the International location of the Wholesale segment were $205.6 million, above the prior year by $5.3 million or 2.6%, driven by a sales increase in the licensed brands category, partially offset by a sales decrease in the luxury brand category. Net sales in the licensed brands category were above the prior year period by $13.4 million, or 9.2%, primarily due to higher sales of certain licensed brands as a result of geographic expansion as well as expansion in the Company’s distribution channels. A net sales decrease was recorded in the luxury category of $8.1 million, primarily due to lower sales of Movado and all other luxury brand watches. The decrease in Movado watch sales was primarily due to weaker than expected performance in certain markets, including Asia. The decrease in sales of all other luxury brands was primarily the result of the timing of new product launches in key markets. For the nine months ended October 31, 2014, fluctuations in foreign currency exchange rates favorably impacted net sales by $1.9 million when compared to the prior year period.

Net sales for the nine months ended October 31, 2014 in the retail segment were $42.7 million, representing an 8.7% increase from the prior year period sales of $39.3 million. The increase in net sales was primarily attributable to new store openings.

Gross Profit.  Gross profit for the nine months ended October 31, 2014 was $242.6 million or 53.5% of net sales as compared to $236.0 million or 53.9% of net sales in the prior year period. The increase in gross profit of $6.6 million was primarily due to higher net sales for the current year period partially offset by a lower gross margin percentage. The gross margin percentage for the nine months ended October 31, 2014 decreased by approximately 40 basis points primarily due to an unfavorable impact of fluctuations in foreign currency exchange rates of approximately 40 basis points and an unfavorable impact of approximately 20 basis points related to a shift in channel and product mix, partially offset by the positive impact of approximately 20 basis points resulting from leverage gained on certain fixed costs primarily due to the increase in sales volume year-over-year.

Selling, General and Administrative (“SG&A”).  SG&A expenses for the nine months ended October 31, 2014 were $181.2 million, representing an increase from the prior year period of $6.3 million or 3.6%. The increase in SG&A expenses was attributed to higher compensation and benefit expense of $6.1 million primarily in support of the Company’s brand building and growth initiatives. Also contributing to the increase in SG&A expenses was the unfavorable effect of fluctuations in foreign currency exchange rates of $1.8 million, which was the result of the translation of foreign subsidiary results and the result of the weaker average U.S. dollar when compared to the prior year period. Also contributing to the increase in SG&A expenses were higher other selling expenses of $2.0 million, higher trade show expenses of $0.8 million, primarily related to the Baselworld Watch and Jewelry Show, and higher marketing expenses of $0.6 million. The increases in SG&A expenses were partially offset by a decrease in performance-based compensation of $6.3 million, resulting from the Company not meeting certain financial targets.

Wholesale Operating Income.  Operating income of $53.6 million and $54.0 million, which includes unallocated corporate expenses as well as certain profits related to the Company’s supply chain operations, was recorded in the Wholesale segment for the nine months ended October 31, 2014 and 2013, respectively. The $0.4 million decrease in operating income was the net result of an increase in SG&A expenses of $4.9 million, partially offset by an increase in gross profit of $4.5 million. The increase in SG&A expenses was attributed to higher compensation and benefit expenses of $5.5 million primarily in support of the Company’s brand building and growth initiatives. Also contributing to the increase in SG&A expenses was the unfavorable effect of fluctuations in foreign currency exchange rates of $1.8 million, which was the result of the translation of foreign subsidiary results and the result of the weaker average U.S. dollar when compared to the prior year period. Also contributing to the increase in SG&A expenses were higher other selling expenses of $2.0 million, higher trade show expenses of $0.8 million, primarily related to the Baselworld Watch and Jewelry Show, and higher marketing expenses of $0.6 million. The increases in SG&A expenses were partially offset by a decrease in performance-based compensation of $6.3 million, resulting from the Company not meeting certain financial targets. The increase in gross profit was primarily due to higher net sales partially offset by a lower gross margin percentage.

U.S. Wholesale Operating Income.  Operating income of $7.9 million and $7.7 million, which includes unallocated corporate expenses, was recorded in the United States location of the Wholesale segment for the nine months ended October 31, 2014 and 2013, respectively. The increase in income of $0.2 million was the net result of an increase in gross profit of $0.1 million, and SG&A expenses being relatively flat compared to prior year period. The increase in gross profit of $0.1 million was primarily due to higher net sales, partially offset by a lower gross margin percentage. SG&A expenses included lower compensation and benefit expense of $1.9 million, resulting from a decrease in performance-based compensation, partially offset by higher headcount, salaries and stock award expenses. SG&A expenses included lower computer related expenses of $0.5 million, offset by higher marketing expenses of $1.5 million and higher other selling expenses of $0.9 million.

International Wholesale Operating Income.  Operating income of $45.7 million and $46.3 million, which includes certain profits related to the Company’s supply chain operations, was recorded in the International location of the Wholesale segment for the nine months ended October 31, 2014 and 2013, respectively. The decrease in income of $0.6 million was due to higher SG&A expenses of $5.0 million, partially offset by the increase in gross profit of $4.4 million, which was primarily attributable to higher sales and higher gross margin percentage. The increase in SG&A expenses of $5.0 million included the unfavorable effect of fluctuations in foreign currency exchange rates of $1.8 million, which was the result of the translation of foreign subsidiary results and the result of the weaker average U.S. dollar when compared to the prior year period. Also contributing to the increase in SG&A expenses were higher compensation and benefit expenses of $1.1 million resulting primarily from higher headcount and salaries, higher trade show expenses of $0.8 million, primarily related to the Baselworld Watch and Jewelry Show, higher other selling expenses of $0.9 million and higher computer related expenses of $0.4 million.

Retail Operating Income.  Operating income of $7.8 million and $7.1 million was recorded in the retail segment for the nine months ended October 31, 2014 and 2013, respectively. The $0.7 million increase in operating income was the result of an increase in gross profit of $2.1 million, partially offset by an increase in SG&A expenses of $1.4 million. The increase in gross profit of $2.1 million was primarily attributable to higher sales. The increase in SG&A expenses of $1.4 million was primarily due to higher compensation, benefit expenses and occupancy expenses related to the opening of new stores.

Other Income. Other income for the nine months ended October 31, 2013 consisted of a $1.5 million pre-tax gain on the sale of a building. The Company received cash proceeds from the sale of $2.2 million in the first quarter of fiscal year 2014. Prior to the sale, the building had been classified as an asset held for sale in other current assets.

Income Taxes. The Company recorded a tax expense of $19.2 million and $18.2 million for the nine months ended October 31, 2014 and 2013, respectively. The effective tax rate was 31.4% for the nine months ended October 31, 2014 and 29.1% for the nine months ended October 31, 2013.

The increase in the effective tax rate for the nine months ended October 31, 2014 compared to October 31, 2013, is primarily due to the benefit related to the release of liabilities for uncertain tax positions as a result of favorable U.S. and foreign audit settlements occurring in the nine months ended October 31, 2013, and the negative impact on earnings in tax jurisdictions with higher effective tax rates.  In addition, the effective tax rate for nine months ended October 31, 2014, was impacted by the application of guidelines related to accounting for income taxes in interim periods, which requires the exclusion of certain companies with pretax losses from the estimated annual effective tax rate.

The effective tax rates for nine months ended October 31, 2014 and 2013 differ from the U.S. statutory tax rate primarily due to foreign profits being taxed in lower taxing jurisdictions partially offset by no tax benefit being realized on certain foreign net operating losses.

Net Income Attributed to Movado Group, Inc. The Company recorded net income of $41.7 million and $43.7 million for the nine months ended October 31, 2014 and 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2014 and October 31, 2013, the Company had $157.9 million and $163.1 million of cash and cash equivalents, $144.0 million and $136.9 million of which consisted of cash and cash equivalents at the Company’s foreign subsidiaries, respectively. The majority of the foreign cash balances are associated with earnings that the Company has asserted are permanently reinvested, and which are required to support continued growth outside the United States through funding of capital expenditures, operating expenses and similar cash needs of the foreign operations. The Company has previously provided for taxes related to $12.8 million of earnings that have not yet been repatriated.

Cash provided by operating activities was $1.3 million and $16.6 million for the nine months ended October 31, 2014 and 2013, respectively. The $1.3 million of cash provided by operating activities for the nine months ended October 31, 2014, was primarily due to income for the period of $42.0 million and favorable non-cash items of $13.5 million, partially offset by the change in working capital of $54.1 million.  The change in working capital of $54.1 million was primarily due to an increase in accounts receivable as a result of increased sales and an increase in inventory primarily related to an inventory build in anticipation of the holiday selling season in the second half of the current fiscal year, partially offset by an increase in income taxes payable. The $16.6 million of cash provided by operating activities for the nine months ended October 31, 2013, was primarily due to net income for the period of $44.2 million and favorable non-cash items of $10.6 million, partially offset by the change in working capital of $36.6 million. The change in working capital of $36.6 million was primarily due to an increase in receivables primarily due to increased sales and an increase in inventory primarily related to an inventory build in anticipation of the holiday selling season in the second half of the fiscal year, partially offset by an increase in income taxes payable and an increase in accounts payable related to the build of inventory.

Cash provided by investing activities amounted to $25.3 million and cash used in investing activities amounted to $9.9 million for the nine months ended October 31, 2014 and 2013, respectively. The cash provided by investing for the nine months ended October 31, 2014, consisted of proceeds from the maturity of time-deposits of $33.7 million, proceeds from available-for-sale securities of $0.3 million, partially offset by capital expenditures of $7.5 million, primarily related to the improvements of Baselworld Watch and Jewelry Show booths, construction of shop-in-shops at some of the Company’s wholesale customers, spending on new store openings and spending on tooling and design and cash used on a long-term investment  of $1.2 million. The cash used in the nine months ended October 31, 2013, consisted of capital expenditures of $11.9 million, primarily related to the construction of Baselworld Watch and Jewelry Show booths, office improvements, retail store renovations and construction of shop-in-shops at some of the Company’s wholesale customers. These prior period expenditures were partially offset by proceeds of $2.2 million received from the sale of a building held for sale.

Cash used in financing activities amounted to $19.5 million and $11.7 million for the nine months ended October 31, 2014 and 2013, respectively. Cash used in financing activities for both the nine months ended October 31, 2014 and 2013, was primarily to repurchase shares of the Company’s common stock and to pay dividends, partially offset by the result of stock option exercises for the period.

On July 17, 2009, the Company, together with Movado Group Delaware Holdings Corporation, Movado Retail Group, Inc. and Movado LLC (together with the Company, the “Borrowers”), each a wholly-owned domestic subsidiary of the Company, entered into an Amended and Restated Loan and Security Agreement (the “Original Loan Agreement”) with Bank of America, N.A. and Bank Leumi USA, as lenders (“Lenders”), and Bank of America, N.A., as agent (in such capacity, the “Agent”). The parties have amended the Original Loan Agreement four times: on April 5, 2011, March 12, 2012, August 14, 2014 and September 30, 2014 (the Original Loan Agreement, as so amended, the “Loan Agreement”). The Loan Agreement provides for a $25.0 million asset based senior secured revolving credit facility (the “Facility”), including a $15.0 million letter of credit subfacility, and provides that Borrowers are entitled to request that Lenders increase the Facility up to $50 million subject to any additional terms and conditions the parties may agree upon. The maturity date of the Facility is July 17, 2019.

Availability under the Facility is determined by reference to a borrowing base which is based on the sum of a percentage of eligible accounts receivable and eligible inventory of the Borrowers. $10.0 million in availability is blocked unless the Borrowers have achieved for the most recently ended four fiscal quarter periods a consolidated fixed charge coverage ratio of at least 1.25 to 1.0 with domestic EBITDA greater than $10.0 million. The availability block, if applicable, will be reduced by the amount by which the borrowing base exceeds $25.0 million, up to a maximum reduction of $5.0 million. Availability under the Facility may be further reduced by certain reserves established by the Agent in its good faith credit judgment. The Borrowers are not currently subject to the availability block.  As of October 31, 2014, total availability under the Facility, giving effect to no outstanding borrowings and the $4.1 million of letters of credit outstanding under the subfacility, was $20.9 million.

The current applicable margin for LIBOR rate loans is 1.25% and for base rate loans is 0.25%. The applicable margins increase by 0.25% per annum from the current applicable margins if the consolidated fixed charge coverage ratio is greater than or equal to  1.50 to 1.00 and less than or equal to 2.00 to 1.00, and by 0.50% if the consolidated fixed charge coverage ratio is less than 1.50 to 1.00.

After the date (the “Block Release Date”) when availability under the Facility is no longer subject to any blocked amount, if borrowing availability is less than $7.5 million, the Borrowers will be subject to a minimum fixed charge coverage ratio until such time as borrowing availability has been greater than $7.5 million for at least 90 consecutive days.

After the Block Release Date, cash dominion will be imposed if borrowing availability is less than $10.0 million and will continue until such time as borrowing availability has been greater than $10.0 million for at least 45 consecutive days. As of October 31, 2014, the Borrowers were not subject to cash dominion nor do the Borrowers expect to be subject to such a requirement in the foreseeable future.

The Loan Agreement contains additional affirmative and negative covenants binding on the Borrowers and their subsidiaries that are customary for asset based facilities, including, but not limited to, restrictions and limitations on the incurrence of debt for borrowed money and liens, dispositions of assets, capital expenditures, dividends and other payments in respect of equity interests, the making of loans and equity investments, prepayments of subordinated and certain other debt, mergers, consolidations, liquidations and dissolutions, and transactions with affiliates. The Loan Agreement permits Borrowers to pay distributions as dividends and make share repurchases up to an aggregate of $150.0 million (less the amount of any charitable donations made by the Company which are permitted up to an aggregate amount of $14.0 million) and make acquisitions up to an aggregate of $50.0 million, as long as, at the time of such transaction, either (A) Borrowers have cash assets of at least $60.0 million with no revolver loans outstanding, or (B) (i) the consolidated fixed charge coverage ratio is at least 1.10 to 1.00, (ii) availability is greater than $7.5 million and (iii) positive EBITDA plus repatriated cash dividends minus restricted payments are greater than $0. As of October 31, 2014, the Company was in compliance with these financial covenants and, therefore, is permitted to pay dividends and to repurchase up to an aggregate of $150.0 million of shares. The Company presently expects that it will be able to pay dividends declared and repurchase shares through the remaining term of the Facility.

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

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. As of October 31, 2014, these lines of credit totaled 5.0 million Swiss francs with a dollar equivalent of $5.2 million. As of October 31, 2013, these lines of credit totaled 10.0 million Swiss francs with a dollar equivalent of $11.0 million. As of October 31, 2014 and 2013, there were no borrowings against these lines. As of October 31, 2014, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.3 million in various foreign currencies.

The Company paid dividends of $0.30 and $0.18 per share or approximately $7.6 million and $4.6 million for the nine months ended October 31, 2014 and 2013, respectively.

On November 25, 2014, the Board approved the payment of a cash dividend in the amount of $0.10 for each share of the Company’s outstanding common stock and class A common stock. The dividend will be paid on December 19, 2014 to all shareholders of record as of the close of business on December 5, 2014. The decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

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

Cash at October 31, 2014 amounted to $157.9 million compared to $163.1 million at October 31, 2013. The decrease in cash is primarily the result of cash used in stock repurchase, the payment of dividends, capital expenditures and a long-term investment, partially offset by proceeds from the maturity of short-term investment, cash provided by operating activities and available-for-sale securities.

Management believes that the cash on hand in addition to the expected cash flow from operations and the Company’s short-term borrowing capacity will be sufficient to meet its working capital needs for at least the next twelve months.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet financing or unconsolidated special-purpose entities.

Recent Accounting Pronouncements

In August 2014, FASB issued 2014-15, “Presentation of Financial Statements-Going Concern.” This pronouncement provides guidance on the Company’s responsibility to perform interim and annual assessments of an entity’s ability to continue as a going concern and to provide related disclosure requirements. This pronouncement applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. This pronouncement will not have a material impact on the Company’s consolidated financial statements.

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

As of October 31, 2014, the Company’s entire net forward contracts hedging portfolio consisted of 48.0 million Swiss francs equivalent for various expiry dates ranging through May 12, 2015 compared to a portfolio of 51.0 million Swiss francs equivalent for various expiry dates ranging through April 23, 2014 as of October 31, 2013. If the Company were to settle its Swiss franc forward contracts at October 31, 2014, the net result would be a loss of $1.4 million, net of tax benefit of $0.8 million. The Company had no Swiss franc option contracts related to cash flow hedges as of October 31, 2014 and 2013, respectively.

The Board authorized the hedging of the Company’s Swiss franc denominated investment in its wholly-owned Swiss subsidiaries using purchase options under certain limitations. These hedges are treated as net investment hedges under the relevant accounting guidance regarding derivative instruments. As of October 31, 2014 and 2013, the Company did not hold a purchased option hedge portfolio related to net investment hedging.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under its hedging program, the Company can purchase various commodity derivative instruments, primarily future contracts. These derivatives are documented as qualified cash flow hedges, and gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. The Company did not hold any future contracts in its gold hedge portfolio related to cash flow hedges as of October 31, 2014 and 2013, thus any changes in the gold price will have an equal effect on the Company’s cost of sales.

Debt and Interest Rate Risk

The Company has the capability to have certain debt obligations with variable interest rates, which are based on LIBOR plus a fixed additional interest rate. The Company does not hedge these interest rate risks. As of October 31, 2014, the Company had no outstanding debt. For additional information concerning potential changes to future interest obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the nine months ended October 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A Risk Factors

As of October 31, 2014, there have been no material changes to any of the risk factors previously reported in the Company’s 2014 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 21, 2013, the Board approved a share repurchase program under which the Company was authorized to purchase up to $50.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. The Company may purchase shares of its common stock through open market purchases, repurchase programs, block trades or otherwise. On November 25, 2014, the Board increased the amount of the share repurchase authorization to $100 million. This authorization expires on January 31, 2016. During the three months ended October 31, 2014, the Company repurchased a total of 152,000 shares of its common stock in the open market at a total cost of approximately $5.5 million or an average cost of $35.96 per share.

There were no shares of common stock repurchased during the three months ended October 31, 2014 as a result of the surrender of shares in connection with the vesting of certain restricted stock awards. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

The following table summarizes information about the Company’s purchases for the three months ended October 31, 2014 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
August 1, 2014 – August 31, 2014	21,000	$42.14	21,000	$30,943,826
September 1, 2014 – September 30, 2014	61,000	36.24	61,000	28,733,007
October 1, 2014 – October 31, 2014	70,000	33.86	70,000	26,362,691
Total	152,000	$35.96	152,000	$26,362,691

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial information from Movado Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2014 filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOVADO GROUP, INC.
(Registrant)
Dated: November 25, 2014	By:	/s/ Sallie A. DeMarsilis
Sallie A. DeMarsilis Senior Vice President, Chief Financial Officer and Principal Accounting Officer