Form 10-K
period 2015-01-31
MOVADO GROUP INC
filed 2015-03-31
CIK 72573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For fiscal year ended January 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 31, 2014, was approximately $740,352,000 (based on the closing sale price of the registrant’s Common Stock on that date as reported on the New York Stock Exchange). For purposes of this computation, each share of Class A Common Stock is assumed to have the same market value as one share of Common Stock into which it is convertible and only shares of stock held by directors and executive officers were excluded.

The number of shares outstanding of the registrant’s Common Stock and Class A Common Stock as of March 24, 2015, were 17,471,383 and 6,644,105, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to registrant’s 2015 annual meeting of shareholders (the “Proxy Statement”) are incorporated by reference in Part III hereof.

FORWARD-LOOKING STATEMENTS

Statements in this annual report on Form 10-K, including, without limitation, statements under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as statements in future filings by the Company with the Securities and Exchange Commission (“SEC”), in the Company’s press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, forecasts and projections about the Company, its future performance, the industry in which the Company operates and management’s assumptions. Words such as “expects”, “anticipates”, “targets”, “goals”, “projects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should” and variations of such words and similar expressions are also intended to identify such forward-looking statements. The Company cautions readers that forward-looking statements include, without limitation, those relating to the Company’s future business prospects, projected operating or financial results, revenues, working capital, liquidity, capital needs, plans for future operations, expectations regarding capital expenditures and operating expenses, effective tax rates, margins, interest costs, and income as well as assumptions relating to the foregoing. Forward-looking statements are subject to certain risks and uncertainties, some of which cannot be predicted or quantified. Actual results and future events could differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company’s reports filed with the SEC including, without limitation, the following: general economic and business conditions, which may impact disposable income of consumers in the United States and the other significant markets (including Europe) where the Company’s products are sold, uncertainty regarding such economic and business conditions, trends in consumer debt levels and bad debt write-offs, general uncertainty related to possible terrorist attacks, natural disasters, the stability of the European Union and defaults on or downgrades of sovereign debt and the impact of any of those events on consumer spending, changes in consumer preferences and popularity of particular designs, new product development and introduction, the ability of the Company to successfully implement its business strategies, competitive products and pricing, the impact of “smart” watches and other wearable tech products on the traditional watch market, seasonality, availability of alternative sources of supply in the case of the loss of any significant supplier or any supplier’s inability to fulfill the Company’s orders, the loss of or curtailed sales to significant customers, the Company’s dependence on key employees and officers, the ability to successfully integrate the operations of acquired businesses without disruption to other business activities, the continuation of the company’s major warehouse and distribution centers, the continuation of licensing arrangements with third parties, losses possible from pending or future litigation, the ability to secure and protect trademarks, patents and other intellectual property rights, the ability to lease new stores on suitable terms in desired markets and to complete construction on a timely basis, the ability of the Company to successfully manage its expenses on a continuing basis, information systems failure or breaches of network security, the continued availability to the Company of financing and credit on favorable terms, business disruptions, disease, general risks associated with doing business outside the United States including, without limitation, import duties, tariffs, quotas, political and economic stability, changes to existing laws or regulations, and success of hedging strategies with respect to currency exchange rate fluctuations.

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

The following table sets forth the brands licensed by the Company and the year in which the Company launched each licensed brand for watches.

Brand	Licensor	Calendar Year Launched

ESQ	Hearst Communication, Inc.	1992

Coach	Coach, Inc.	1999

Tommy Hilfiger	Tommy Hilfiger Licensing LLC	2001

HUGO BOSS	HUGO BOSS Trade Mark Management GmbH & Co	2006

Juicy Couture	ABG Juicy Couture, LLC	2007

Lacoste	Lacoste S.A., Sporloisirs S.A. and Lacoste Alligator S.A.	2007

Scuderia Ferrari	Ferrari Brand S.p.A.	2013

The Company’s common stock is traded on the NYSE under the trading symbol MOV.

RECENT DEVELOPMENTS

On March 31, 2015, the Board approved the payment of a cash dividend of $0.11 for each share of the Company’s outstanding common stock and class A common stock. The dividend will be paid on April 24, 2015 to all shareholders of record as of the close of business on April 10, 2015. The decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

On January 30, 2015, the Company entered into a Credit Agreement (the "Credit Agreement") with the lenders party thereto and Bank of America, N.A. as administrative agent (in such capacity, the "Agent"). The Credit Agreement provides for a $100.0 million senior secured revolving credit facility (the "Facility") including a $15.0 million letter of credit subfacility, that matures on January 30, 2020, with provisions for uncommitted increases of up to $50.0 million in the aggregate subject to customary terms and conditions. The Credit Agreement replaces the Amended and Restated Loan and Security Agreement dated as of July 17, 2009, which we had amended on September 30, 2014 to, among other things, extend its maturity through 2020 and reflect favorable changes in market rate conditions.

Also, on January 30, 2015, the Company entered into an amended and restated license agreement with Coach, Inc. that amends and restates the original license agreement which the Company had entered into on December 9, 1996, and extends its term from June 30, 2015 through June 30, 2020.

On November 25, 2014, the Board approved an increase in the Company’s share repurchase program, from $50.0 million, originally approved on March 21, 2013, to $100.0 million. Under the program, the Company is authorized to purchase shares of its outstanding common stock from time to time, depending on market conditions, share price and other factors. The Company may purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise. This authorization expires on January 31, 2016.

Also, on November 25, 2014, the Board approved the payment of a cash dividend of $0.10 for each share of the Company’s outstanding common stock and class A common stock. The dividend was paid on December 19, 2014 to all shareholders of record as of the close of business on December 5, 2014.

On August 26, 2014, the Board approved the payment of a cash dividend of $0.10 for each share of the Company’s outstanding common stock and class A common stock. The dividend was paid on September 19, 2014 to all shareholders of record as of the close of business on September 5, 2014.

On May 22, 2014, the Board approved the payment of a cash dividend of $0.10 for each share of the Company’s outstanding common stock and class A common stock. The dividend was paid on June 16, 2014 to all shareholders of record as of the close of business on June 2, 2014.

On March 28, 2014, the Company entered into an amended and restated license agreement with Lacoste S.A., Sporloisirs S.A. and Lacoste Alligator S.A. that amends and restates the original license agreement which the Company had entered into in March, 2006, and that extends its term from January 1, 2015 through December 31, 2022.

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

Luxury Watches

Luxury watches are either quartz-analog watches or mechanical watches. These watches typically are made with either 14 or 18 karat gold, stainless steel, ceramic or a combination of gold and stainless steel, and are occasionally set with precious gems. Luxury watches are primarily manufactured in Switzerland. In addition to a majority of the Company’s Ebel and Concord watches, well-known brand names of luxury watches include Baume & Mercier, Breitling, Cartier, Omega, Rolex and TAG Heuer.

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

Moderate and Fashion Watches

Most moderate and fashion watches are quartz-analog watches. These watches typically are made with gold finish, stainless steel, brass, plastic or a combination of gold finish and stainless steel. Moderate and fashion watches are manufactured primarily in Asia and Switzerland. In addition to the Company’s ESQ Movado, Coach, HUGO BOSS, Juicy Couture, Tommy Hilfiger, Scuderia Ferrari and Lacoste brands, well-known brand names of watches in the moderate category include Anne Klein, Bulova, Citizen, Fossil, Guess, Seiko, Michael Kors, Swatch and Wittnauer.

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

Concord

Concord was founded in 1908 in Bienne, Switzerland. Concord watches have Swiss movements and are made with solid 18 karat gold, stainless steel or a combination of 18 karat gold and stainless steel. Some are set with diamonds.

Ebel

The Ebel brand was established in La Chaux-de-Fonds, Switzerland in 1911. Since acquiring Ebel, Movado Group has returned Ebel to its roots as the “Architects of Time” through its product development, marketing initiatives and global advertising campaigns. All Ebel watches feature Swiss movements and are made with solid 18 karat yellow or rose gold, stainless steel or a combination of 18 karat yellow or rose gold, ceramic and, or stainless steel. Some are set with diamonds.

ESQ

ESQ watches have been marketed by the Company since fiscal 2013 as a collection within the Movado brand. The watches are priced to compete in the entry level Swiss watch category and are defined by bold sport and fashion designs. All ESQ watches contain Swiss movements and most are made with stainless steel, gold finish or a combination of stainless steel and gold finish, with leather straps, stainless steel bracelets or gold finish bracelets. In the fourth quarter of fiscal 2014, the Company made the strategic decision to reduce the presence of ESQ watches while expanding the Movado brand offering in certain retail doors and the Company recorded a pre-tax charge of $7.8 million to sales in fiscal 2014 for anticipated ESQ watch returns in fiscal 2015. This strategy was intended to drive incremental sales of the Company’s more profitable Movado brand watch families by utilizing the increased case space at the point of sale that otherwise would have been occupied by relatively less productive ESQ Movado SKUs. The Company continues to offer ESQ Movado in select retail locations as well as its direct-to-consumer outlet stores and through e-commerce at Movado.com.

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

Movado

The Movado brand is renowned for its iconic Museum® dial and modern design aesthetic. Since its founding in La Chaux-de-Fonds, Switzerland in 1881, Movado has earned more than 100 patents and 200 international awards for artistry and innovation in watch design and technology, and Movado timepieces have won world renown for their unique beauty and timeless design.

Movado is a hallmark of some of the most famous timepieces ever created, most notably, the Movado Museum® Watch. Designed in 1947 by Bauhaus-influenced artist Nathan George Horwitt, the watch dial defined by a solitary dot at 12, symbolizing the sun at high noon, has been acclaimed for purity of design unrivaled in the history of time-keeping. When Horwitt’s dial was selected for the permanent design collection of the Museum of Modern Art, New York, in 1960, it became the first watch dial ever awarded this distinction. Known today as the Movado Museum Watch, this legendary dial is regarded as an icon of Modernism. A trademarked and award-winning design, the celebrated single dot dial now distinguishes a wide range of Movado timepieces.

The Movado brand experience is defined by its long, rich heritage of design innovation, and a close, enduring association with the arts. Expressions of Movado’s commitment to the fine and cultural arts encompass commissioned watch designs by famed artists, affiliations with talented brand ambassadors, sponsorship of major arts institutions and support of emerging artists.

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

MARKETING

The Company’s marketing strategy is to communicate a consistent, brand-specific message to the consumer. Recognizing that advertising is an integral component to the successful marketing of its product offerings, the Company devotes significant resources to advertising and maintains its own in-house advertising department which focuses primarily on the implementation and management of global marketing and advertising strategies for each of the Company’s brands, ensuring consistency of presentation. The Company utilizes outside agencies for the creative development of advertising campaigns which are developed individually for each of the Company’s brands and are directed primarily to the end consumer rather than to trade customers. The Company’s advertising targets consumers with particular demographic characteristics appropriate to the image and price range of each brand. Most Company advertising is placed in magazines and other print media but some is also created for radio and television campaigns, online, catalogs, outdoor and other promotional materials. Marketing expenses totaled 12.3%, 13.0% and 13.5% of net sales in fiscal 2015, 2014 and 2013, respectively.

OPERATING SEGMENTS

The Company conducts its business primarily in two operating segments: Wholesale and Retail. For operating segment data and geographic segment data for the years ended January 31, 2015, 2014 and 2013, see Note 13 to the Consolidated Financial Statements regarding Segment Information.

The Company’s Wholesale segment includes the design, development, sourcing, marketing and distribution of high quality watches, unallocated corporate expenses, in addition to after-sales service activities and shipping. The Retail segment includes the Company’s outlet stores.

The Company divides its business into two major geographic locations: United States operations, and International, which includes the results of all other Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s International operations in Europe, the Americas (excluding the United States), Asia and the Middle East account for 18.9%, 11.4%, 8.0% and 7.1%, respectively, of the Company’s total net sales for fiscal 2015. Substantially all of the Company’s international assets are located in Switzerland and Asia. For a discussion of the risks associated with the Company’s operations conducted outside the United States see “A significant portion of the Company’s business is conducted outside of the United States. Many factors affecting business activities outside the United States could adversely impact this business” under Item 1A, Risk Factors, below.

Wholesale

United States Wholesale

The Company sells all of its brands in the U.S. wholesale market primarily to major jewelry store chains such as Helzberg Diamonds Corp. and Sterling, Inc. department stores, such as Macy’s, and Nordstrom, as well as independent jewelers. Sales to trade customers in the United States are made directly by the Company’s U.S. sales force and, to a lesser extent, independent sales representatives. Sales representatives are responsible for a defined geographic territory, generally specialize in a particular brand and sell to and service independent jewelers within their territory. The sales force also consists of account executives and account representatives who, respectively, sell to and service chain and department store accounts.

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

In France and Germany, the Company’s licensed brands are marketed and distributed by subsidiaries of a joint venture company owned 51% by the Company and 49% by a French company with established distribution, marketing and sales operations in France and Germany. The terms of the joint venture agreement include financial performance measures which, if not attained, give either party the right to terminate the agreement by the following April 30th after the tenth year (January 31, 2016); restrictions on the transfer of shares in the joint venture company; and a buy out right whereby the Company can purchase all of the shares in the joint venture company as of July 1, 2016 and every fifth anniversary thereafter at a pre-determined price.

In the U.K., the Company distributes both its licensed brands as well as Movado and Ebel watches through MGS Distribution Limited (“MGS”), an English company in which the Company has a 90% ownership interest. The Company’s former joint venture partner in MGS, Swico Limited, also based in the U.K., provides MGS with logistical support and after-sales service.

Retail

The Company’s subsidiary, Movado Retail Group, Inc., operates 38 outlet stores located in outlet centers across the United States, which serve as an effective vehicle to sell discontinued models and factory seconds of all of the Company’s watches.

SEASONALITY

The Company’s U.S. sales are traditionally greater during the Christmas and holiday season. Consequently, the Company’s net sales historically have been higher during the second half of a fiscal year. The amount of net sales and operating profit generated during the second half of each fiscal year depends upon the general level of retail sales during the Christmas and holiday season, as well as economic conditions and other factors beyond the Company’s control. Major selling seasons in certain international markets center on significant local holidays that occur in late winter or early spring. The second half of each year accounted for 54.9%, 56.5%, and 56.1% of the Company’s net sales for the fiscal years ended January 31, 2015, 2014, and 2013, respectively.

BACKLOG

At March 24, 2015, the Company had unfilled orders of $54.1 million compared to $30.4 million at March 19, 2014 and $35.7 million at March 14, 2013. Unfilled orders include both confirmed orders and orders that the Company believes will be confirmed based on the historic experience with the customers. It is customary for many of the Company’s customers not to confirm their future orders with formal purchase orders until shortly before their desired delivery dates.

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

The Company has service facilities around the world including seven Company-owned service facilities and multiple independent service centers which are authorized to perform warranty repairs. A list of authorized service centers can be accessed online at www.mgiservice.com. In order to maintain consistency and quality at its service facilities and authorized independent service centers, the Company conducts training sessions and distributes technical information and updates to repair personnel. All watches sold by the Company come with limited warranties covering the movement against defects in material and workmanship for periods ranging from two to three years from the date of purchase, with the exception of Tommy Hilfiger watches, for which the warranty period is ten years. In addition, the warranty period is five years for the gold plating on certain Movado watch cases and bracelets. Products that are returned under warranty to the Company are generally serviced by the Company’s employees at its service facilities.

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

The Company licenses the trademark COACH® and related trademarks on an exclusive worldwide basis for use in connection with the manufacture, distribution, advertising and sale of watches pursuant to an amended and restated license agreement with Coach, Inc., dated January 30, 2015, which expires on June 30, 2020.

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

In November 2005, the Company entered into a license agreement with L.C. Licensing, Inc., for the exclusive worldwide license to use the trademarks JUICY COUTURE® and related trademarks in connection with the manufacture, advertising, merchandising, promotion, sale and distribution of timepieces and components (as amended, the “Juicy Couture License Agreement”). In November 2013, L.C. Licensing, Inc. assigned its entire interest in the Juicy Couture License Agreement to ABG Juicy Couture, LLC. The current term of the Juicy Couture License Agreement is through December 31, 2016.

The Company entered into an exclusive worldwide license agreement with Lacoste S.A., Sporloisirs, S.A. and Lacoste Alligator, S.A. in 2006 to design, produce, market and distribute Lacoste watches under the Lacoste® name and the distinctive “alligator” logo beginning in the first half of 2007. On March 28, 2014, the Company entered into an amended and restated license agreement with Lacoste S.A., Sporloisirs S.A. and Lacoste Alligator S.A. which amends and restates the original license agreement with the Licensor and extends its term from January 1, 2015 through December 31, 2022.

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

EMPLOYEES

As of January 31, 2015, the Company had approximately 1,110 full-time employees in its global operations. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement. The Company has never experienced a work stoppage due to labor difficulties and believes that its employee relations are good.

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

Changes to existing laws or regulations, or the adoption of new laws or regulations, whether in the United States or in any of the other key markets in which the Company does business, could require the Company to change any number of its business practices which could have a material adverse effect on its financial condition or results of operations.

The Company conducts business, either directly or indirectly, in numerous countries and accordingly is subject to a multitude of legal requirements impacting every aspect of its operations. Changes to existing laws and regulations or new laws and regulations could impose new requirements and additional, associated costs on the Company and its suppliers, making the Company’s products more costly to produce, forcing the Company to change its existing business practices and potentially affecting its financial condition and results of operations. The Swiss parliament recently amended its Federal Act on the Protection of Trade Marks and Indications of Source to require that a greater percentage of manufacturing costs be incurred in Switzerland for goods to bear a Swiss indication of origin. The date of entry into force of this new, so-called “Swissness” act remains to be confirmed and its implementation with respect to watches requires the further approval of an ordinance by the Swiss Federal Counsel. A draft of such an ordinance has been proposed by the Federation of the Swiss Watch Industry (“FH”). Under the FH draft ordinance (which calls for a five year transition period from the date the ordinance is approved), a watch may only be marked with a Swiss indication of origin if, in addition to meeting existing requirements, the design and prototyping of the watch occurred in, and that at least 60% percent of the manufacturing costs were incurred in, Switzerland. Compliance with the new Swissness law and regulations may require the Company to incur additional costs and seek different sources of supply, which may increase the production costs of Movado, Ebel and Concord watches. The Company may also be unable to secure adequate Swiss-based suppliers to meet all of its needs. If the production costs for these watches become more expensive or the watches can no longer be marked as “Swiss”, the Company may then be at a competitive disadvantage as compared to other watch brands and sales of its products may decline, adversely affecting its financial condition and results of operations.

The Company faces intense competition in the worldwide watch industry not only from competitors selling traditional watches but also from those selling smart watches and other smart wearables.

The watch industry is highly competitive and the Company competes globally with numerous manufacturers, importers, distributors and Internet-based retailers, some of which are larger than the Company and have greater financial, distribution, advertising and marketing resources than the Company. The Company’s products compete on the basis of price, features, brand image, design, perceived desirability, reliability and perceived attractiveness. However, there can be no assurance that the Company’s products will compete effectively in the future and, unless the Company remains competitive, its future results of operations and financial condition could be adversely affected. The Company also faces increased, new competition from companies introducing and selling smart wearable devices including smart watches. Many of these companies have significantly greater financial, distribution, advertising and marketing resources than does the Company. The sale of these new smart products could materially adversely impact the traditional watch market and the Company’s results of operations and financial condition unless the Company is able to effectively compete in this new product area.  The Company’s ability to successfully design, produce, market and sell products which are competitive with smart watches and other similar wearables will depend, among other things, on its ability to obtain the necessary expertise in this area by enhancing its internal capabilities or by entering into business relationships with third parties that have such expertise. Even if the Company is able to launch smart watches or other such products, there is no assurance that it will be able to do so in a timely manner or frequently enough to remain competitive or that those products will be successful commercially. Any of these events could have a material adverse effect on the Company’s business, results of operations and financial condition or could result in the Company’s products not achieving market acceptance or becoming obsolete.

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

The Company contractually obligates its contract manufacturers to adhere to the Company’s vendor code of conduct and similar codes of conduct adopted by the Company’s trademark licensors and the Company monitors compliance with those codes by conducting periodic factory audits. There can be no assurance, however, that any of those independent manufacturers or one or more of the Company’s licensors might not violate labor or other laws or use labor practices that deviate from those generally accepted as ethical in the United States or other countries in which the violation or other activities occurred. Such an event could interrupt or otherwise disrupt the shipment of finished products or damage the Company’s reputation and could have a material adverse effect on our financial condition and results of operations.

The loss or shut down of any of the Company’s major warehouse and distribution centers could materially adversely affect its business.

The Company operates one distribution facility in New Jersey that is responsible for importing and warehousing products as well as fulfilling and shipping orders to all of the Company’s customers in the United States, Canada and the Caribbean. The Company operates a smaller, similar facility in Bienne, Switzerland for the distribution of its Swiss watch brands throughout Europe and the Middle East, and has contracted with a third party warehouse and fulfillment provider in Asia to handle most of the distribution of its licensed brands. The complete or partial loss or temporary shutdown of any of these facilities (including as a result of fire or other casualty or labor or other disturbances) could have a material adverse effect on the Company’s business. In addition, the Company’s New Jersey warehouse and distribution facility is operated in a special purpose sub-zone established by the U.S. Department of Commerce Foreign Trade Zone Board and is highly regulated by U.S. Customs and Border Protection, which, under certain circumstances, has the right to shut down the entire sub-zone and, therefore, the entire warehouse and distribution facility. If that were to occur, the Company’s ability to fill orders for its U.S., Canadian and Caribbean customers would be significantly impacted, which could have a material adverse effect on the Company’s business, results of operations and financial condition.

If the Company loses any of its license agreements, there may be significant loss of revenues and a negative effect on business.

The Company has the right to produce, market and distribute watches under the brand names of ESQ, Coach, Tommy Hilfiger, HUGO BOSS, Juicy Couture, Scuderia Ferrari and Lacoste pursuant to license agreements with the respective owners of those trademarks. There are certain minimum royalty payments as well as other requirements associated with these agreements. Failure to meet any of these requirements could result in the loss of the license. Additionally, after the term of any license agreement has concluded, the licensor may decide not to renew with the Company. For the fiscal year ended January 31, 2015, the above mentioned licensed brands represented approximately 51% of the Company’s net sales. While no individual licensed brand represented net sales greater than 20% of the Company’s total consolidated net sales, the loss of any single licensed brand could have a material adverse effect on the Company’s results of operations and although the Company is not substantially dependent on a particular license brand, the loss of one or more of the Company’s licenses could result in loss of future revenues which could adversely affect its financial condition. In addition, the Company’s revenues and profitability under its various license agreements may change from period to period due to various factors, including the maturity of the Company's relationship with the respective licensor, changes in consumer preferences, brand repositioning activities and other factors, some of which are outside of the Company's control.

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

The Company’s sales are seasonal by nature. The Company’s U.S. sales are traditionally greater during the Christmas and holiday season. Internationally, major selling seasons center on significant local holidays that occur in late winter or early spring. The amount of net sales and operating income generated during these seasons depends upon the general level of retail sales at such times, as well as economic conditions and other factors beyond the Company’s control. The second half of each year accounted for 54.9%, 56.5%, and 56.1% of the Company’s net sales for the fiscal years ended January 31, 2015, 2014, and 2013, respectively. If events or circumstances were to occur that negatively impact consumer spending during such holiday seasons, it could have a material adverse effect on the Company’s sales, profitability and results of operations.

Sales in the Company’s retail outlet stores are dependent upon customer foot traffic.

The success of the Company’s retail outlet stores is, to a certain extent, dependent upon the amount of customer foot traffic generated by the outlet centers in which those stores are located.

Factors that can affect customer foot traffic include:

•	decline in customer discretionary spending;
•	the location of the outlet center;
•	the location of the Company’s store within the outlet center;
•	the other tenants in the outlet center;
•	the occupancy rate of the outlet center;
•	the success of the outlet center and tenant advertising to attract customers;
•	increased competition in areas surrounding the outlet center; and
•	increased competition from shopping over the internet and other alternatives such as mail-order.

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

A significant portion of the Company’s inventory purchases are denominated in Swiss francs. The Company reduces its exposure to the Swiss franc exchange rate risk through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. In the event these exposures do not offset, the Company has the ability under a hedging program to utilize forward exchange contracts and purchased foreign currency options to mitigate foreign currency risk. If these hedge instruments are unsuccessful at minimizing the risk or are deemed ineffective, any fluctuation of the Swiss franc exchange rate could impact the future results of operations. Changes in currency exchange rates may also affect relative prices at which the Company and its foreign competitors sell products in the same market. Additionally, a portion of the Company’s net sales are recorded in its foreign subsidiaries in a currency other than the local currency of that subsidiary. This predominantly occurs in the Company’s Hong Kong and Swiss subsidiaries when they sell to Euro and British Pound based customers. As of January 31, 2015, this exposure was not hedged by the Company. Starting in fiscal 2016 the Company plans to utilize forward exchange contracts to mitigate this exposure. Any fluctuation in the Euro and British Pound exchange rates in relation to the Hong Kong dollar and Swiss franc would have an effect on these sales that are recorded in Euros and British Pounds. The currency effect on these sales has an equal effect on their recorded gross profit since the costs of these sales are recorded in the entities’ respective local currency. As a result of these and other foreign currency sales, certain of the Company’s subsidiaries have outstanding foreign currency receivables. Furthermore, since the Company’s consolidated financial statements are presented in U.S. dollars, revenues, income and expenses, as well as assets and liabilities of foreign currency denominated subsidiaries must be translated into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Fluctuations in foreign currency exchange rates could adversely affect the Company’s reported revenues, earnings, financial position and the comparability of results of operations from period to period.

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

The Company assembles all of its watches in Europe and Asia. The Company also generates approximately 45% of its revenue from international sources.

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

The Company depends on its information systems to run its business and any significant disruption to those systems could materially disrupt the Company’s business and adversely affect its results of operations.

The Company relies on its information systems to operate every aspect of its world-wide business, including, without limitation, order processing, inventory and supply chain management, customer communications, purchasing and financial reporting. Although the Company attempts to take all reasonable steps to mitigate the risks to its information management systems, including such measures as the use of firewalls, automatically expiring passwords, encryption technology and periodic vulnerability tests, no system can be completely secure against all threats. It is possible that the Company’s information systems will experience system failures, viruses, security breaches, power outages, network and telecommunications failures, usage errors by our employees, harmful acts by our website visitors or other events which could disable or significantly impair the systems’ functionality. Additionally, the Company’s systems may fail to operate properly or effectively, experience problems transitioning to upgraded or replacement systems or difficulties in integrating new systems. Any material disruption or slowdown of the Company’s information systems could result in the loss of critical data, the inability to process and properly record transactions  and could materially impair the Company’s ability to conduct business, leading to cancelled orders and lost sales. In addition, the Company engages in e-commerce and is vulnerable to certain additional risks and uncertainties associated with the Internet, including changes in required technology interfaces, website downtime and other technical failures, security breaches and consumer privacy concerns. A breach and loss of data could also subject the Company to liability to its customers or suppliers and could also cause competitive harm if sensitive information is publicized. In the event the Company is not successful in responding to these risks and uncertainties, its online sales may decline, the associated costs with its e-commerce activity may increase and the reputation of its brands may be damaged.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company leases various facilities in North America, Europe, the Middle East and Asia for its corporate, watch assembly, distribution and sales operations. As of January 31, 2015, the Company’s leased facilities were as follows:

Location	Function	Square Footage	Lease Expiration
Moonachie, New Jersey	Watch distribution and repair	100,000	July 2019
Paramus, New Jersey	Executive offices	98,300	June 2018
Bienne, Switzerland	Watch distribution, assembly and repair	35,790	October 2017
Bienne, Switzerland	Corporate functions and watch sales	35,500	June 2017
Hong Kong	Watch sales, distribution and repair	16,560	March 2016
Villers le Lac, France	European service and watch distribution	12,800	January 2016
New York, New York	Public relations office, licensed brand showroom	9,900	August 2016
Markham, Canada	Office, watch distribution and repair	7,800	August 2019
Hackensack, New Jersey	Warehouse	6,600	July 2015
ChangAn Dongguan, China	Quality control and engineering	6,460	December 2015
Shanghai, China	Watch sales and distribution	6,050	January 2017
Munich, Germany	Watch sales and repair	4,380	January 2017
Coral Gables, Florida	Caribbean office, watch sales	2,880	January 2017
Grenchen, Switzerland	Watch sales	2,800	July 2015
Singapore	Watch sales, distribution and repair	970	December 2016
Dubai, United Arab Emirates	Watch sales	730	July 2015

All of the foregoing facilities are used exclusively in connection with the wholesale segment of the Company’s business except that a portion of the Company’s executive office space in Paramus, New Jersey is used in connection with management of its retail business.

Since acquiring it in 2004, as part of its acquisition of Ebel, the Company owns an architecturally significant building in La Chaux-de-Fonds.

The Company also owns approximately 2,500 square feet of office space in Hanau, Germany, which it previously used for sales, distribution and watch repair functions.

The Company leases retail space averaging 1,700 square feet per store with leases expiring from January 2016 to September 2025 for the operation of the Company’s 38 outlet stores in the United States. The Company believes that its existing facilities are suitable and adequate for its current operations.

Item  3.  Legal Proceedings

The Company is involved in various legal proceedings and claims from time to time in the ordinary course of its business.

On February 4, 2015, an individual plaintiff filed a complaint against the Company and several of its officers in the United States District Court for the District of New Jersey (the “Complaint”) as a purported class action, alleging that between March 26, 2014 and November 13, 2014, the Company made false and misleading statements about the Company’s financial performance. The Complaint also claims that these alleged false and misleading statements resulted in the Company’s stock trading at an artificially high price until November 14, 2014, when the Company issued a press release preliminarily announcing financial results and reducing its previous projections, after which the Company’s stock price fell. The Company believes that the Complaint is meritless and it intends to vigorously defend this matter.

The Company believes that it has valid legal defenses to all of the matters currently pending against it. These matters are inherently unpredictable and the resolutions of these matters are subject to many uncertainties and the outcomes are not predictable with assurance. Consequently, management is unable to estimate the ultimate aggregate amount of monetary loss, if any, amounts covered by insurance or the financial impact that will result from such matters.

Item  4.  Mine Safety Disclosures

Not applicable.

PART II

Item  5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 24, 2015, there were 51 holders of record of the Company’s class A common stock and, the Company estimates, 6,100 beneficial owners of the common stock represented by 414 holders of record. The Company’s common stock is traded on the New York Stock Exchange under the symbol “MOV” and on March 24, 2015, the closing price of the Company’s common stock was $25.37. In connection with the October 7, 1993 public offering, each share of the Company’s then currently existing class A common stock was converted into 10.46 shares of new class A common stock, par value of $0.01 per share (the “class A common stock”). Each share of common stock is entitled to one vote per share and each share of class A common stock is entitled to 10 votes per share on all matters submitted to a vote of the shareholders. Each holder of class A common stock is entitled to convert, at any time, any and all such shares into the same number of shares of common stock. Each share of class A common stock is converted automatically into common stock in the event that the beneficial or record ownership of such shares of class A common stock is transferred to any person, except to certain family members or affiliated persons deemed “permitted transferees” pursuant to the Company’s Restated Certificate of Incorporation as amended. The class A common stock is not publicly traded and consequently, there is currently no established public trading market for these shares. The following table sets forth high and low bid quotations reported for the Company’s common stock for each quarter during fiscal 2015 and 2014 and the dividends declared per share in respect of each such quarter.

	Fiscal Year Ended January 31, 2015			Fiscal Year Ended January 31, 2014
Quarter Ended	Low	High	Dividends per Share	Low	High	Dividends per Share
April 30	$35.55	$46.39	$0.10	$30.08	$38.30	$0.05
July 31	$36.95	$43.20	$0.10	$29.27	$38.61	$0.08
October 31	$32.58	$44.04	$0.10	$35.87	$47.24	$0.08
January 31	$23.50	$38.70	$0.11	$37.75	$47.33	$0.10

During each of fiscal 2014 and 2015, the Company declared four quarters of dividends as indicated in the table above. The decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

On November 25, 2014, the Board approved an increase in the Company’s share repurchase program, from $50.0 million, originally approved on March 21, 2013, to $100.0 million. Under the program, the Company is authorized to purchase shares of its outstanding common stock from time to time, depending on market conditions, share price and other factors. The Company may purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise. This authorization expires on January 31, 2016. During the twelve months ended January 31, 2015, the Company repurchased a total of 833,973 shares of its common stock at a total cost of approximately $26.4 million, or an average of $31.63 per share.

An aggregate of 30,105 shares were repurchased during the twelve months ended January 31, 2015 as a result of the surrender of shares of common stock in connection with the vesting of certain restricted stock awards and stock options. At the election of an employee, upon the vesting of a stock award or the exercise of a stock option, shares of common stock having an aggregate value on the vesting of the award or the exercise date of the option, as the case may be, equal to the employee’s withholding tax obligation may be surrendered to the Company by netting them from the vested shares issued. Similarly, shares having an aggregate value equal to the exercise price of an option may be tendered to the Company in payment of the option exercise price and netted from the shares of common stock issued upon the option exercise.

The following table summarizes information about the Company’s purchases of shares of its common stock in the fourth quarter of fiscal 2015.

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
November 1, 2014 – November 30, 2014	34,900	$29.99	34,900	25,316,124
December 1, 2014 – December 31, 2014	205,900	$27.88	205,900	69,575,510
January 1, 2015 – January 31, 2015	248,100	$25.98	248,100	63,130,725
Total	488,900	$27.06	488,900	63,130,725

PERFORMANCE GRAPH

The performance graph set forth below compares the cumulative total shareholder return of the Company’s shares of common stock for the last five fiscal years through the fiscal year ended January 31, 2015 with that of the Broad Market (NYSE Stock Market – U.S. Companies), the S&P SmallCap 600 Index and the Russell 2000 Index. Each index assumes an initial investment of $100.0 on January 31, 2010 and the reinvestment of dividends (where applicable).

Company Name / Index	1/31/10	1/31/11	1/31/12	1/31/13	1/31/14	1/31/15
Movado Group, Inc.	100.00	131.84	169.73	353.79	367.73	236.83
S&P SmallCap 600 Index	100.00	130.93	140.75	162.50	208.71	221.55
NYSE (U.S. Companies)	100.00	123.25	126.55	149.11	176.85	197.09
Russell 2000 Index	100.00	131.36	135.12	156.03	198.20	211.34

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

	Fiscal Year Ended January 31,
	2015	2014	2013	2012	2011 *
Statement of income data:
Net sales (1) (2) (3)	$586,980	$570,255	$505,478	$468,117	$382,190
Cost of sales (4) (5)	276,998	264,994	227,596	211,772	199,188
Gross profit (1) (2) (3) (4) (5)	309,982	305,261	277,882	256,345	183,002
Selling, general and administrative (6) (7) (8) (9)	238,495	237,519	228,536	222,782	195,099
Operating income / (loss) (1) (2) (3) (4) (5) (6) (7) (8) (9)	71,487	67,742	49,346	33,563	(12,097)
Other income, net (10) (11)	—	1,526	—	747	—
Interest expense	(489)	(436)	(434)	(1,277)	(2,247)
Interest income	166	86	144	199	319
Income / (loss) from continuing operations before income taxes	71,164	68,918	49,056	33,232	(14,025)
Provision for / (benefit from) income taxes (12) (13) (14) (15)	19,264	17,373	(8,812)	604	8,792
Income / (loss) from continuing operations	51,900	51,545	57,868	32,628	(22,817)
Discontinued operations:
(Loss) from discontinued operations, net of tax	—	—	—	—	(23,675)
Net income / (loss)	51,900	51,545	57,868	32,628	(46,492)
Less: Income attributed to noncontrolling interests	124	668	785	633	665
Net income / (loss) attributed to Movado Group, Inc.	$51,776	$50,877	$57,083	$31,995	$(47,157)
Income / (loss) attributed to Movado Group, Inc.:
Income / (loss) from continuing operations, net of tax	$51,776	$50,877	$57,083	$31,995	$(23,482)
(Loss) from discontinued operations, net of tax	—	—	—	—	(23,675)
Net income / (loss) attributed to Movado Group, Inc.	$51,776	$50,877	$57,083	$31,995	$(47,157)
Basic income / (loss) per share:
Weighted basic average shares outstanding	25,276	25,506	25,267	24,926	24,753
Income / (loss) per share from continuing operations attributed to Movado Group, Inc.	$2.05	$1.99	$2.26	$1.28	$(0.95)
(Loss) per share from discontinued operations	$—	$—	$—	$—	$(0.96)
Net income / (loss) per share attributed to Movado Group, Inc.	$2.05	$1.99	$2.26	$1.28	$(1.91)
Diluted income / (loss) per share:
Weighted diluted average shares outstanding	25,581	25,849	25,664	25,141	24,753
Income / (loss) per share from continuing operations attributed to Movado Group, Inc.	$2.02	$1.97	$2.22	$1.27	$(0.95)
(Loss) per share from discontinued operations	$—	$—	$—	$—	$(0.96)
Net income / (loss) per share attributed to Movado Group, Inc.	$2.02	$1.97	$2.22	$1.27	$(1.91)
Cash dividends paid per share	$0.40	$0.26	$1.45	$0.12	$—
Balance sheet data (end of period):
Working capital (16)	$419,206	$401,717	$360,613	$346,239	$312,041
Total assets	$583,023	$578,610	$526,362	$507,562	$444,205
Total long-term debt	$—	$—	$—	$—	$—
Movado Group, Inc. shareholders’ equity	$484,285	$465,990	$425,692	$394,074	$356,479

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

(7)	Fiscal 2013 and 2012 each includes a $3.0 million donation to the Movado Group Foundation.
(8)

Fiscal 2011 includes non-cash charges of $3.1 million and $2.5 million, respectively, for write-downs of certain assets primarily related to intangible assets, tooling costs and trade booths for Baselworld Watch and Jewelry Show.

(9)	Fiscal 2011 includes a reversal of a previously recorded liability of $4.3 million for a retirement agreement with the Company’s former Chairman.
(10)	Fiscal 2014 other income consists of a pre-tax gain of $1.5 million on the sale of a building which was completed in the first quarter of fiscal 2014.
(11)	Fiscal 2012 other income consists of a pre-tax gain of $0.7 million on the sale of a building which was completed in the second quarter of fiscal 2012.
(12)	Fiscal 2014 provision for income taxes includes a benefit of $1.0 million related to U.S. and foreign tax settlements and the release of uncertain tax positions.
(13)

Fiscal 2013 effective tax rate of (18.0)% includes a tax benefit of $19.8 million attributable to the reversal of a majority of the valuation allowance on the U.S. net deferred tax assets and a tax benefit of $0.5 million attributable to foreign business restructurings in Japan and the UK.

(14)

Fiscal 2012 effective tax rate of 1.8% includes a release of a valuation allowance against net deferred tax assets in Switzerland, partially offset by the accrual of a Swiss withholding tax settlement, the continued recording of other valuation allowances, most notably the valuation allowance against net U.S. deferred tax assets, and the tax accrued on the repatriation of foreign earnings.

(15)

Fiscal 2011 effective tax rate of (62.7)% includes a charge for the establishment of a valuation allowance against net deferred tax assets in Switzerland, in addition to continued recording of valuation allowances, most notably the valuation allowance against net U.S. deferred tax assets, and the tax accrued on the repatriation of foreign earnings.

(16)	The Company defines working capital as current assets less current liabilities.
*

Effective February 1, 2011, the Company changed its method of valuing its U.S. inventory to the average cost method. The consolidated financial statements of fiscal 2011 have been adjusted to apply the new accounting method retroactively.

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

Approximately 45.0% of the Company’s total sales are from international markets (see Note 13 to the Consolidated Financial Statements), and therefore reported sales made in those markets are affected by foreign exchange rates. The Company’s international sales are primarily billed in local currencies (predominantly Euros and Swiss francs) and translated to U.S. dollars at average exchange rates for financial reporting purposes.

The Company divides its business into two major geographic locations: United States operations, and International, which includes the results of all other Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s International operations in Europe, the Americas (excluding the United States), Asia and the Middle East account for 18.9%, 11.4%, 8.0% and 7.1%, respectively, of the Company’s total net sales for fiscal 2015. Substantially all of the Company’s international assets are located in Switzerland and Asia.

The Company’s business is seasonal. There are two major selling seasons in the Company’s markets: the spring season, which includes school graduations and several holidays and, most importantly, the Christmas and holiday season. Major selling seasons in certain international markets center on significant local holidays that occur in late winter or early spring. The Company’s net sales historically have been higher during the second half of the fiscal year. The second half of each year accounted for 54.9%, 56.5%, and 56.1% of the Company’s net sales for the fiscal years ended January 31, 2015, 2014 and 2013, respectively.

The Company’s retail operations consist of 38 outlet stores located throughout the United States.

The significant factors that influence annual sales volumes in the Company’s retail operations are similar to those that influence U.S. wholesale sales. In addition, most of the Company’s outlet stores are located near vacation destinations and, therefore, the seasonality of these stores is driven by the peak tourist seasons associated with these locations.

In the fourth quarter of fiscal 2014, the Company recorded a pre-tax charge of $7.8 million to net sales, for anticipated returns in fiscal 2015 resulting from the Company’s strategic decision to reduce the presence of ESQ Movado watches in certain retail doors while expanding the Movado brand offering. The Company believes it did not fully realize all of the anticipated benefits of this strategy which was intended to drive incremental sales of its more productive Movado brand watch families by utilizing the increased case space at the point of sale that otherwise would have been occupied by relatively less productive ESQ Movado SKUs. Although Movado brand sales at retail increased while, at the same time, as expected, sales of ESQ Movado watches at retail declined, there was less of an increase than expected in the level of Movado watch sales at wholesale due to retailers tightly managing their inventory.  It is expected that this trend will continue into next year. The Company continues to offer ESQ Movado in select retail locations as well as its direct-to-consumer outlet stores and through e-commerce at Movado.com.

In the fourth quarter of fiscal 2013, the Company recorded a pre-tax charge of $4.9 million related to the repositioning of the Coach watch brand from a collection that is priced for sale in a department store’s fine watch department to one suitable for sale in the fashion watch department. The charge represented the Company’s estimated cost of the aggregate sales allowance to Coach watch retailers affected by the repositioning.

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

Gross margins vary among the brands included in the Company’s portfolio and also among watch models within each brand. Watches in the luxury category generally earn higher gross margin percentages than watches in the licensed brand category. The difference in gross margin percentages for the licensed brand category is primarily due to the impact of royalty payments made on the licensed brands.  Gross margins in the Company’s outlet business are affected by the mix of product sold and may exceed those of the wholesale business since the Company earns margins on its outlet store sales from manufacture to point of sale to the consumer.

All of the Company’s brands compete with a number of other brands not only on styling but also on wholesale and retail price. The Company’s ability to improve margins through price increases is therefore, to some extent, constrained by competitors’ actions.

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

In the fourth quarter of fiscal 2014, gross margin was impacted by a $7.5 million pre-tax charge related to anticipated ESQ Movado watch brand returns and the write down of ESQ Movado excess inventory. This charge resulted from the Company’s decision to reduce the presence of ESQ Movado while expanding the Movado brand offering in certain retail doors. The Company reallocated certain of the ESQ Movado retail space in the first half of fiscal 2015 to drive incremental sales of its more productive Movado brand watch families, and continues to offer ESQ Movado in select retail locations as well as its direct-to-consumer outlet stores and Movado.com.

In calendar years 2010 through 2012, drawback claims were filed with U.S. Customs & Border Protection (“CBP”) to recover duty payments made by the Company in calendar years 2008 through 2011. The drawback claims concerned duty paid on watches that were subsequently exported from the United States. A number of drawback claims filed on behalf of the Company were denied by CBP in calendar year 2012 and an administrative protest was filed requesting reconsideration of the denials. This protest was approved and, as a result, in the fourth quarter of fiscal 2014 the Company recorded and received a net pre-tax refund of $2.5 million. The Company does not anticipate receipt of any additional refunds related to this matter nor does the Company anticipate return of any of these refunds to CBP.

Since a substantial amount of the Company’s product costs are incurred in Swiss francs, fluctuations in the U.S. dollar/Swiss franc exchange rate can impact the Company’s cost of goods sold and, therefore, its gross margins. The Company reduces its exposure to the Swiss franc exchange rate risk through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. In the event these exposures do not offset, the Company has the ability to hedge its Swiss franc purchases using a combination of forward contracts and purchased currency options. The Company’s hedging program mitigated the impact of the exchange rate fluctuations on product costs and gross margins for fiscal years 2015, 2014 and 2013.

Selling, General and Administrative (“SG&A”) Expenses.    The Company’s SG&A expenses consist primarily of marketing, selling, distribution, general and administrative expenses. In fiscal 2014, the Company recorded a $2.0 million pre-tax charge related to donations made to the Movado Group Foundation. In fiscal 2014, the Company also recorded a $0.8 million pre-tax charge related to the write down of excess displays and point of sale materials, as a result of the Company’s decision to reduce the presence of ESQ Movado while expanding the Movado brand offering in certain retail doors. In fiscal 2013 the Company recorded a $3.0 million pre-tax charge related to donations made to the Movado Group Foundation.

Annual marketing expenditures are based principally on overall strategic considerations relative to maintaining or increasing market share in markets that management considers to be crucial to the Company’s continued success as well as on general economic conditions in the various markets around the world in which the Company sells its products. Marketing expenses include various forms of media advertising, digital advertising and co-operative advertising with customers and distributors and other point of sale marketing and promotion spending.

Selling expenses consist primarily of salaries, sales commissions, sales force travel and related expenses, depreciation and amortization, expenses associated with the annual Baselworld Watch and Jewelry Show and other industry trade shows and operating costs incurred in connection with the Company’s retail business. Sales commissions vary with overall sales levels. Retail selling expenses consist primarily of payroll related and store occupancy costs.

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

In the fourth quarter of fiscal 2013, the Company recorded a pre-tax charge of $4.9 million related to the repositioning of the Coach watch brand from a collection, which was priced for sale in a department store’s fine watch department to one suitable for sale in the fashion watch department.

Allowance for Doubtful Accounts

Accounts receivable are reduced by an allowance for amounts that may be uncollectible in the future. Estimates are used in determining the allowance for doubtful accounts and are based on an analysis of the aging of accounts receivable, assessments of collectability based on historic trends, the financial condition of the Company’s customers and an evaluation of economic conditions. In general, the actual bad debt losses have historically been within the Company’s expectations and the allowances it established. As of January 31, 2015, except for those accounts provided for in the reserve for doubtful accounts, the Company knew of no situations with any of the Company’s major customers which would indicate the customer’s inability to make their required payments.

Inventories

The Company previously valued its inventory at the lower of cost or market. Effective February 1, 2011, the Company changed its method of valuing its U.S. inventories to the average cost method. With this change, all of the Company’s inventories are now valued using the average cost method. The Company believes that the average cost method of inventory valuation is preferable because (1) it permits the Company to use a single method of accounting for all of the Company’s U.S. and international inventories, (2) it aligns costs with the Company’s forecasting and procurement decisions, and (3) since a number of the Company’s key competitors use the average cost method, it improves comparability of the Company’s financial statements. The Company reviews its on-hand inventory to determine amounts, if any, of inventory that is deemed discontinued, excess, or unsaleable. Inventory classified as discontinued, together with the related component parts that can be assembled into saleable finished goods, is sold primarily through the Company’s outlet stores. When management determines that finished product is unsaleable or that it is impractical to build the excess components into watches for sale, a charge is recorded to value those products and components at the lower of cost or market value.

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

Warranties

All watches sold by the Company come with limited warranties covering the movement against defects in material and workmanship for periods ranging from two to three years from the date of purchase, with the exception of Tommy Hilfiger watches, for which the warranty period is ten years. In addition, the warranty period is five years for the gold plating on certain Movado watch cases and bracelets. The Company records an estimate for future warranty costs based on historical repair costs. Warranty costs have historically been within the Company’s expectations and the provisions established. If such costs were to substantially exceed estimates, they could have an adverse effect on the Company’s operating results.

Stock-Based Compensation

Under the accounting guidance for share-based payments, the Company utilizes the Black-Scholes option-pricing model to calculate the fair value of each employee stock option at its grant date which requires that certain assumptions be made. The expected life of stock option grants is determined using historical data and represents the time period during which the stock option is expected to be outstanding until it is exercised. The risk free interest rate is the yield on the grant date of U.S. Treasury constant maturities with a maturity date closest to the expected life of the stock option. The expected stock price volatility is derived from historical volatility and calculated based on the estimated term structure of the stock option grant. The expected dividend yield is calculated using a historical average of annualized dividend yields.

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

The Company follows guidance for accounting for uncertainty in income taxes. This guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. This guidance also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions

RESULTS OF OPERATIONS

The following is a discussion of the results of operations for fiscal 2015 compared to fiscal 2014 and fiscal 2014 compared to fiscal 2013 along with a discussion of the changes in financial condition during fiscal 2015.

The following are net sales by business segment and geographic location (in thousands):

	Fiscal Year Ended January 31,
	2015	2014	2013
Wholesale:
United States	$255,705	$243,830	$207,362
International	266,555	267,160	241,927
Retail	64,720	59,265	56,189
Net sales	$586,980	$570,255	$505,478

The following are net sales by category as follows (in thousands):

	Fiscal Year Ended January 31,
	2015	2014	2013
Wholesale:
Luxury brand category	$212,684	$220,267	$207,271
Licensed brands category	294,316	276,356	226,230
After-sales service and all other	15,260	14,367	15,788
Total Wholesale	522,260	510,990	449,289
Retail	64,720	59,265	56,189
Consolidated Total	$586,980	$570,255	$505,478

The following table presents the Company’s results of operations expressed as a percentage of net sales for the fiscal years indicated:

	Fiscal Year Ended January 31,
	2015 % of net sales	2014 % of net sales	2013 % of net sales
Net sales	100%	100.0%	100.0%
Gross margin	52.8%	53.5%	55.0%
Selling, general and administrative expenses	40.6%	41.7%	45.2%
Operating income	12.2%	11.8%	9.8%
Other income	0.0%	0.2%	0.0%
Interest expense	0.1%	0.1%	0.1%
Interest income	0.1%	0.1%	0.1%
Provision /(benefit) for income taxes	3.3%	3.0%	(1.7)%
Noncontrolling interests	0.1%	0.1%	0.2%
Net income attributed to Movado Group, Inc.	8.8%	8.9%	11.3%

Fiscal 2015 Compared to Fiscal 2014

Net Sales

Net sales in fiscal 2015 were $587.0 million, $16.7 million or 2.9% above the prior year. Net sales in fiscal 2014 included an additional pre-tax charge of $7.8 million to sales, for anticipated returns in fiscal 2015 resulting from the Company’s decision to reduce the presence of ESQ Movado while expanding the Movado brand offering in certain retail doors. For fiscal 2015, fluctuations in foreign currency exchange rates unfavorably impacted net sales by $2.2 million when compared to the prior year.

United States Wholesale Net Sales

Net sales in fiscal 2015 in the United States location of the wholesale segment were $255.7 million, above the prior year period by $11.9 million or 4.9%, primarily driven by sales increases in the licensed brand and luxury brand categories. Net sales in the licensed brands category were above the prior year’s net sales by $5.9 million, or 7.1%. The increase in sales in the licensed brands category was primarily due to higher sales of certain licensed brands, as a result of strong sell-through and expansion in the Company’s distribution channels. Net sales in the luxury category were above the prior year by $4.6 million, or 3.0%. The increase in sales in the luxury category was primarily due to higher sales in both Movado and ESQ Movado brand sales. The sales increase in the Movado brand was primarily due to strong sell-through in the Company’s Movado brand distribution channels, which included higher sales of the Movado BOLD and Museum watch collections and the introduction of new products in the current year, all of which were supported by the Company’s continued focus and investment in marketing and advertising. The year on year fluctuation in sales in the ESQ Movado brand was primarily due to the $7.8 million sales charge in the prior year, for anticipated returns resulting from the Company’s strategic decision to reduce the presence of ESQ Movado watches while expanding the Movado brand offering in certain retail doors. The Company believes it did not fully realize all of the anticipated benefits of this strategy which was intended to drive incremental sales of its more productive Movado brand watch families by utilizing the increased case space at the point of sale that otherwise would have been occupied by relatively less productive ESQ Movado SKUs. Although Movado brand sales at retail increased while, at the same time, sales of ESQ Movado watches at retail declined, Movado brand sales at wholesale increased less than expected due to retailers tightly managing their inventory.  It is expected that this trend will continue into next year. Sales increases in the luxury brand category were partially offset by net sales decreases in Ebel and Concord brand watches of $3.2 million when compared to the prior year, primarily due to higher sell-in to retailers of newer product and lower promotional sales in the prior year. Also contributing to the increase in sales was a sales increase of $1.4 million in 2015 from after-sales service and all other category, primarily due to sales from special events in the current year.

International Wholesale Net Sales

Net sales in fiscal 2015 in the International location of the wholesale segment were $266.6 million, below the prior year by $0.6 million or 0.2%, driven by a sales decrease in the luxury brand category, partially offset by a sales increase in the licensed brand category.  The net sales decrease in the luxury category of $12.2 million was primarily due to lower sales of Movado and the other luxury brand watches.  The decrease in Movado watch sales was primarily due to weaker than expected performance in certain markets, including Asia.  The decrease in sales of all other luxury brands was primarily the result of higher sell-in to retailers of newer product in the prior year. These sales decreases were mostly offset by a sales increase in the licensed brand category of $12.1 million, or 6.2% compared to the prior year, primarily due to higher sales of certain licensed brands as a result of strong sell-through, as well as geographic expansion in the Company’s distribution channels.  In fiscal 2015, fluctuations in foreign currency exchange rates unfavorably impacted net sales by $2.2 million when compared to the prior year.

Retail Net Sales

Net sales in fiscal 2015 in the retail segment were $64.7 million, representing a 9.2% increase from the prior year sales of $59.3 million. The increase in sales was primarily attributable to the opening of new stores. Comparable outlet store sales increased 2.5% from the prior year sales. As of January 31, 2015 and 2014, the Company operated 38 and 35 outlet stores, respectively.

The Company considers comparable store sales to be sales of stores that were open as of February 1st of the prior fiscal year through January 31st of the current fiscal year. The Company had 33 comparable outlet stores for the year ended January 31, 2015. The sales from stores that have been relocated, renovated or refurbished are included in the calculation of comparable store sales. The method of calculating comparable store sales varies across the retail industry. As a result, the Company’s method for the calculation of comparable store sales may not be the same as measures used or reported by other companies.

Gross Profit

Gross profit for fiscal 2015 was $310.0 million or 52.8% of net sales as compared to $305.3 million or 53.5% of net sales in the prior year. The increase in gross profit of $4.7 million was primarily due to higher net sales for the current year partially offset by a lower gross margin percentage. The gross margin percentage for fiscal 2015 decreased by approximately 70 basis points. The decrease reflects the unfavorable impact of fluctuations in foreign currency exchange rates of approximately 60 basis points, an unfavorable shift in channel and product mix of approximately 40 basis points, and a duty refund received in the prior year relating to payments made by the Company in calendar years 2008 through 2011 for drawback claims filed with U.S. Customs & Border Protection of approximately 40 basis points. These decreases were partially offset by the positive impact of approximately 60 basis points due to the Company’s decision to reduce the presence of ESQ Movado while expanding the Movado brand offering in certain retail doors and the positive impact of approximately 10 basis points resulting from leverage gained on certain fixed costs due to the increase in sales volume year-over-year.

Selling, General and Administrative

SG&A expenses for fiscal 2015 were $238.5 million, representing an increase from the prior year of $1.0 million or 0.4%. The increase in SG&A expenses was attributable to higher compensation and benefit expense of $7.9 million primarily in support of the Company’s brand building and growth initiatives.  Also contributing to the increase in SG&A expenses was the unfavorable effect of fluctuations in foreign currency exchange rates of $1.8 million, which was the result of losses on Euro receivables in entities whose functional currency is not the Euro.  Also contributing to the increase in SG&A expenses were higher other selling expenses of $2.1 million, higher trade show expenses of $1.0 million (primarily related to the Baselworld Watch and Jewelry Show), higher rent related expenses of $0.7 million (primarily related to the opening of new stores and warehousing expansion), higher bad debt expense of $0.6 million and higher depreciation and amortization expense of $0.3 million.  The increases in SG&A expenses were partially offset by a decrease in performance-based compensation of $9.0 million, resulting from the Company not meeting certain financial targets, lower marketing expense of $2.4 million, which included a $0.8 million pre-tax charge in the prior year related to the write down of unused displays and point of sale materials, as a result of the Company’s strategic decision to reduce the presence of ESQ Movado watches while expanding the Movado brand offering in certain retail doors, and a decrease of $2.0 million of charitable contributions, related to the prior year contribution of $2.0 million to the Movado Group Foundation.

Wholesale Operating Income

Operating income of $58.2 million and $55.2 million, which included $19.3 million and $26.5 million of unallocated corporate expenses, was recorded in the Wholesale segment for fiscal 2015 and 2014, respectively. The $3.0 million increase in operating income was the net result of an increase in gross profit of $2.1 million and a decrease in SG&A expenses of $0.9 million. The increase in gross profit of $2.1 million was primarily due to higher net sales and partially offset by a lower gross margin percentage. Gross profit in the prior year was negatively impacted by a $7.5 million pre-tax charge related to the anticipated ESQ Movado watch brand returns and the write down of ESQ Movado excess inventory. The decrease in SG&A expense included a decrease in performance-based compensation of $9.0 million, resulting from the Company not meeting certain financial targets. Also contributing to the decrease was lower marketing expense of $2.4 million (which included a $0.8 million pre-tax charge in the prior year related to the write down of unused displays and point of sale materials, as a result of the Company’s strategic decision to reduce the presence of ESQ Movado watches while expanding the Movado brand offering in certain retail doors), and a decrease of $2.0 million of charitable contributions related to the prior year contribution of $2.0 million to the Movado Group Foundation. These decreases in SG&A expenses were partially offset by higher compensation and benefit expense of $7.0 million primarily in support of the Company’s brand building and growth initiatives and the unfavorable effect of fluctuations in foreign currency exchange rates of $1.8 million, which was the result of losses on Euro receivables in entities whose functional currency is not the Euro. Also contributing to the partial offset were higher other selling expenses of $2.0 million, higher trade show expenses of $1.0 million, primarily related to the Baselworld Watch and Jewelry Show, higher bad debt expense of $0.6 million, higher depreciation and amortization expense of $0.2 million, and higher rent related expenses of $0.2 million, primarily related to warehousing expansion.

U.S. Wholesale Operating Income / Loss

Operating income of $5.5 million and an operating loss of $1.5 million, which included $19.3 million and $26.5 million of unallocated corporate expenses, was recorded in the United States location of the Wholesale segment for fiscal 2015 and 2014, respectively. The increase in income of $7.0 million was due to lower SG&A expenses of $4.2 million and higher gross profit of $2.8 million, which was primarily attributable to higher sales and partially offset by a lower gross margin percentage. The decrease in SG&A expense included lower compensation and benefit expense of $2.5 million (resulting from a decrease in performance-based compensation, partially offset by higher headcount, salaries and stock award expenses) and a decrease of $2.0 million of charitable contributions. These decreases were partially offset by higher marketing expense of $0.7 million, which included a $0.8 million pre-tax charge in the prior year related to the write down of unused displays and point of sale materials, as a result of the Company’s strategic decision to reduce the presence of ESQ Movado watches while expanding the Movado brand offering in certain retail doors. The increase in gross profit of $2.8 million was primarily due to higher sales and the non-recurrence of a $7.5 million pre-tax charge that affected the prior year related to the anticipated ESQ Movado watch brand returns and the write down of ESQ Movado excess inventory.

International Wholesale Operating Income

Operating income of $52.7 million and $56.7 million was recorded in the international location of the Wholesale segment for fiscal 2015 and 2014, respectively, which included $47.1 million and $44.2 million, respectively, of certain profits related to the Company’s supply chain operations. The decrease in operating income of $4.0 million was due to higher SG&A expenses of $3.4 million and lower gross profit of $0.6 million, which was primarily attributable to lower sales. The increase in SG&A expenses of $3.4 million included higher other selling expenses of $2.0 million, the unfavorable effect of fluctuations in foreign currency exchange rates of $1.8 million, higher trade show expenses of $1.0 million, primarily related to the Baselworld Watch and Jewelry Show, higher bad debt expense of $0.7 million and higher compensation and benefit expenses of $0.5 million resulting primarily from a higher headcount and salaries, partially offset by a lower expense for performance-based compensation. These increased SG&A expenses were partially offset by higher marketing expenses of $3.1 million.

Retail Operating Income

Operating income of $13.3 million and $12.5 million was recorded in the retail segment for fiscal 2015 and 2014, respectively. The $0.8 million increase in operating income was the result of an increase in gross profit of $2.6 million, partially offset by an increase in SG&A expenses of $1.8 million. The increase in gross profit of $2.6 million was primarily attributable to higher sales and partially offset by a lower gross margin percentage. The increase in SG&A expenses of $1.8 million was primarily due to higher compensation, benefit expenses and occupancy expenses related to the opening of new stores in the current year.

Other Income

Other income for fiscal 2014 consisted of a $1.5 million pre-tax gain on the sale of a building. The Company received cash proceeds from the sale of $2.2 million in the first quarter of fiscal year 2014. Prior to the sale, the building had been classified as an asset held for sale in other current assets.

Interest Expense

Interest expense was $0.5 million and $0.4 million for fiscal 2015 and 2014, respectively, which primarily consisted of the amortization of deferred financing costs.

For information on the Company’s borrowings for fiscal 2015 and fiscal 2014, see Note 4 to the Consolidated Financial Statements.

Interest Income

Interest income was $0.2 million and $0.1 million for fiscal 2015 and 2014.

Income Taxes

The Company recorded a tax expense of $19.3 million and of $17.4 million for fiscal 2015 and 2014, respectively. The effective tax rate for fiscal 2015 was 27.1%, primarily as a result of foreign profits being taxed in lower taxing jurisdictions and the recognition of a tax benefit related to intercompany transactions in certain jurisdictions. The effective tax rate for fiscal 2014 was 25.2%, primarily as a result of foreign profits being taxed in lower taxing jurisdictions and the release of liabilities for uncertain tax positions as a result of favorable U.S. and foreign audit settlements, which were partially offset by no tax being realized on certain foreign net operating losses.  See Note 7 to the Company’s Consolidated Financial Statements for further information regarding income taxes.

Net Income Attributed to Movado Group, Inc.

For fiscal 2015 and 2014, the Company recorded net income attributed to Movado Group, Inc. of $51.8 million and $50.9 million, respectively.

Fiscal 2014 Compared to Fiscal 2013

Net Sales

Net sales in fiscal 2014 were $570.3 million, $64.8 million or 12.8% above the prior year. Net sales in fiscal 2014 included an additional pre-tax charge of $7.8 million to sales, for anticipated returns in fiscal 2015 resulting from the Company’s decision to reduce the presence of ESQ Movado while expanding the Movado brand offering in certain retail doors.  Net sales in fiscal 2013 included a sales allowance of $4.9 million related to the repositioning of the Coach watch brand from a watch line, which was priced for sale in a department store’s fine watch department to one suitable for sale in the fashion watch department. For fiscal 2014, fluctuations in foreign currency exchange rates favorably impacted net sales by $3.0 million when compared to the prior year.

United States Wholesale Net Sales

Net sales in fiscal 2014 in the United States location of the wholesale segment were $243.8 million, above the prior year period by $36.5 million or 17.6%, primarily driven by sales increases in the licensed brand and luxury brand categories. Net sales in the luxury category were above the prior year by $16.8 million, or 12.3%. Net sales in the licensed brand category were above the prior year by $19.6 million, or 31.2%, primarily due to higher sales of Coach watches as a result of the repositioning of the Coach watch brand into the fashion watch category. Also contributing to the increase were sales of the Company’s newly introduced Scuderia Ferrari watch line and the strong sell-through of certain other licensed brands.  The increase in sales in the luxury category was primarily due to strong sell-through in the Company’s Movado brand distribution channels, which included higher sales of the Movado BOLD and Museum watch collections and the introduction of Movado TC and SE Pilot watch collections in the current year, all of which were supported by the Company’s continued focus and investment in marketing and advertising. The increase in sales in the luxury category was partially offset by sales decreases of the ESQ Movado brand primarily due to the $7.8 million sales reserve in the current year, for anticipated returns resulting from the Company’s decision to reduce the presence of ESQ Movado while expanding the Movado brand offering in certain retail doors. Net sales increases were also recorded in the luxury category of $1.9 million when compared to the prior year period, primarily due to higher promotional sales.

International Wholesale Net Sales

Net sales in fiscal 2014 in the International location of the wholesale segment were $267.2 million, above the prior year by $25.2 million or 10.4%, primarily driven by a sales increase in the licensed brand category.  Net sales in the licensed brand category were above the prior year period by $30.5 million, or 18.7%, primarily due to the introduction of the Scuderia Ferrari watch line.  Also contributing to the increase were higher sales of Coach watches as a result of the repositioning of the Coach watch brand into the fashion watch category, as well as geographic expansion.  Net sales in the luxury category were below the prior year period by $3.8 million, or 5.3%, primarily due to the sell-in of the newly launched Ebel Onde and X1 in the prior year. In fiscal 2014, fluctuations in foreign currency exchange rates favorably impacted net sales by $3.0 million when compared to the prior year.

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

Wholesale Operating Income

Operating income of $55.2 million and $38.0 million, which included $26.5 million and $27.2 million of unallocated corporate expenses, was recorded in the Wholesale segment for fiscal 2014 and 2013, respectively. The $17.2 million increase in operating income was the net result of an increase in gross profit of $25.6 million, partially offset by an increase in SG&A expenses of $8.0 million. The increase in gross profit of $25.6 million was primarily due to higher net sales. Gross profit was impacted by a $7.5 million pre-tax charge related to the anticipated ESQ Movado watch brand returns and the write down of ESQ Movado excess inventory. The increase in SG&A expense included higher marketing expenses of $6.3 million, which included a $0.8 million pre-tax charge related to the write down of unused displays and point of sale materials, as a result of the Company’s decision to reduce the presence of ESQ Movado while expanding the Movado brand offering in certain retail doors. Also contributed to the increase in SG&A expenses were higher trade show expenses of $2.5 million, primarily related to the Baselworld Watch and Jewelry Show, a recovery of bad debt of $1.2 million in fiscal 2013 that did not recur and higher office related expenses of $0.7 million.  These increases in SG&A expenses were partially offset by lower compensation and benefit expense of $1.4 million resulting primarily from a lower accrual for performance-based compensation, the lower performance-based compensation accrual was partially offset by higher headcount and salaries, also partially offsetting the increases in SG&A was a decrease of $1.0 million of charitable contributions made to the Movado Group Foundation.

U.S. Wholesale Operating Loss

Operating loss of $1.5 million and $9.2 million, which included $26.5 million and $27.2 million of unallocated corporate expenses, was recorded in the United States location of the Wholesale segment for fiscal 2014 and 2013, respectively. The decrease in loss of $7.7 million was due to higher gross profit of $12.4 million, which was primarily attributable to higher sales.  Gross profit was impacted by a $7.5 million pre-tax charge related to the anticipated ESQ Movado watch brand returns and the write down of ESQ Movado excess inventory. The higher gross profit was partially offset by higher SG&A expenses of $4.7 million, which was primarily attributable to higher marketing expense of $3.8 million resulting from the Company’s decision to continue investment in this area to drive sales growth, and which included a $0.8 million pre-tax charge related to the write down of unused displays and point of sale materials as a result of the Company’s decision to reduce the presence of ESQ Movado while expanding the Movado brand offering in certain retail doors.  Also contributing to the increase in SG&A expenses was a recovery of bad debt of $0.9 million in the prior year period due to settlements with certain customers that did not recur. Additionally, the increase in SG&A expenses included higher compensation and benefit expense of $1.5 million recorded during the current year resulting from higher headcount and salary increases, partially offset by a lower accrual for performance-based compensation. Higher office related expenses of $0.5 million also contributed to the increase in SG&A expenses.  These increases were partially offset by a decrease of $1.0 million in charitable contributions made to the Movado Group Foundation and a smaller foreign currency loss of $0.5 million related to the settlement of certain foreign denominated assets.

International Wholesale Operating Income

Operating income of $56.7 million and $47.2 million was recorded in the international location of the Wholesale segment for fiscal 2014 and 2013, respectively, which included $44.2 million and $40.2 million, respectively, of certain profits related to the Company’s supply chain operations. The increase in income of $9.5 million was due to higher gross profit of $13.2 million, which was primarily attributable to higher sales. The higher gross profit was partially offset by higher SG&A expenses of $3.6 million, which included higher marketing expenses of $2.5 million and higher trade show expenses of $2.5 million, primarily related to the Baselworld Watch and Jewelry Show and the effect of fluctuations in foreign currency exchange rates, which unfavorably impacted SG&A expenses for fiscal 2014 by $0.9 million.  These increased SG&A expenses were partially offset by lower compensation and benefit expenses of $2.9 million resulting primarily from a lower accrual for performance-based compensation and lower expenses related to separation agreements.

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

Income Taxes

The Company recorded a tax expense of $17.4 million and a tax benefit of $8.8 million for fiscal 2014 and 2013, respectively.  Fiscal 2013 included a tax benefit of $19.8 million attributable to the reversal of a majority of the valuation allowance on the U.S. net deferred tax assets. The effective tax rate for fiscal 2014 was 25.2%. The effective tax rate for fiscal 2014 was primarily the result of foreign profits being taxed in lower taxing jurisdictions and the release of liabilities for uncertain tax positions as a result of favorable U.S. and foreign audit settlements partially offset by no tax benefit being realized on certain foreign net operating losses.  The effective tax rate for fiscal 2013 was -18.0%.  The effective tax rate for fiscal 2013 was primarily the result of the release of the majority of a valuation allowance against net deferred tax assets in the United States, and the net tax benefit related to foreign business restructurings in Japan and the UK. See Note 7 to the Company’s Consolidated Financial Statements for further information regarding income taxes.

Net Income Attributed to Movado Group, Inc.

For fiscal 2014 and 2013, the Company recorded net income attributed to Movado Group, Inc. of $50.9 million and $57.1 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2015 and January 31, 2014, the Company had $199.9 million and $157.7 million of cash and cash equivalents, $192.4 million and $120.7 million of which consisted of cash and cash equivalents at the Company’s foreign subsidiaries, respectively. At January 31, 2014, one of the Company’s foreign subsidiaries also had invested $33.1 million in a six-month time deposit which matured on July 24, 2014, labeled as Short-term Investments on the Consolidated Balance Sheet.  The majority of the foreign cash balances are associated with earnings that the Company has asserted are permanently reinvested, and which are required to support continued growth outside the U.S. through funding of capital expenditures, operating expenses and similar cash needs of the foreign operations. The Company has recorded a federal income tax liability of $2.7 million related to $12.8 million of pre-2013 foreign earnings which have been earmarked for future repatriation. A deferred tax liability has not been recorded for the remaining undistributed foreign earnings of approximately $244 million, because the Company intends to permanently reinvest such earnings in its foreign operations. It is not practicable to estimate the amount of tax that may be payable on the eventual distribution of these earnings.

At January 31, 2015, the Company had working capital of $419.2 million as compared to $401.7 million in the prior year. The Company defines working capital as the difference between current assets and current liabilities.

Cash provided by operating activities was $59.6 million and $54.5 million for fiscal 2015 and 2014, respectively. The $59.6 million of cash provided by operating activities for fiscal 2015 was primarily due to income of $51.9 million and favorable non-cash items of $28.1 million, partially offset by the change in working capital of $20.2 million.  The change in working capital of $20.2 million was primarily due to the payout of the Company’s prior year performance-based compensation and the timing of payments of other liabilities.  Also contributing to the change in working capital was higher accounts receivables primarily due to prior year allowances for returns related to the Company’s strategic decision to reduce the presence of ESQ Movado watches in certain chain and department store retail doors while expanding Movado brand offerings in those same retail doors, partially offset by lower inventory related to the Company’s efforts to manage inventory levels. The $54.5 million of cash provided by operating activities for fiscal 2014 was primarily due to net income of $51.5 million and favorable non-cash items of $24.7 million, partially offset by the change in working capital of $18.9 million. The change in working capital of $18.9 million was primarily due to an increase in inventory primarily to support higher sales and new brand introduction and an increase in accounts receivable primarily due to increased sales. Also contributing to the change in working capital was the pay down of certain liabilities and the increase in certain other current assets primarily related to display inventory, partially offset by an increase in accounts payable related to the build of inventory and an increase in income taxes payable.

Cash provided by investing activities amounted to $21.6 million and cash used in investing activities of $47.9 million for fiscal 2015 and 2014, respectively. The cash provided by investing for fiscal 2015 consisted of proceeds from the maturity of time-deposits of $33.7 million, proceeds from available-for-sale securities of $0.3 million, partially offset by capital expenditures of $11.1 million, primarily related to the construction of shop-in shops at some of the Company’s wholesale customers, expenditures on hardware and software, spending on new store openings, construction of Baselworld Watch and Jewelry Show booths, spending on tooling and design and cash used on a long-term investment of $1.2 million. The cash used in fiscal 2014 consisted of short-term investments of $33.1 million related to the six-month time deposit described above, capital expenditures of $16.7 million, primarily related to the construction of Baselworld Watch and Jewelry Show booths, office improvements, retail store renovations and construction of shop-in-shops at some of the Company’s wholesale customers. These current period expenditures were partially offset by proceeds of $2.2 million received from the sale of a building held for sale.

The Company expects that annual capital expenditures in fiscal 2016 will be approximately $15.0 million as compared to approximately $11.1 million in fiscal 2015. The capital spending will be primarily for projects in the ordinary course of business including facilities’ and Baselworld Watch and Jewelry Show improvements, shop-in-shops, computer hardware and software and tooling costs. The Company has the ability to manage a portion of its capital expenditures on discretionary projects.

Cash used in financing activities amounted to $36.2 million and $16.5 million for fiscal 2015 and 2014, respectively. Cash used in financing activities for both fiscal 2015 and 2014, was primarily due to the repurchase of the Company’s common stock and to pay dividends, partially offset by the result of stock option exercises for the year. In fiscal 2015, cash used in financing activities also included payment of debt issuance costs and distribution of noncontrolling interest earnings. Management believes that the cash on hand in addition to the expected cash flow from operations and the Company’s short-term borrowing capacity will be sufficient to meet its working capital needs for at least the next twelve months.

On January 30, 2015, the Company, together with Movado Group Delaware Holdings Corporation, Movado Retail Group, Inc. and Movado LLC (together with the Company, the “Borrowers”), each a wholly-owned domestic subsidiary of the Company, entered into a Credit Agreement (the “Credit Agreement”) with the lenders party thereto and Bank of America, N.A. as administrative agent (in such capacity, the “Agent”).  The Credit Agreement provides for a $100.0 million senior secured revolving credit facility (the “Facility”) including a $15.0 million letter of credit sub-facility that matures on January 30, 2020, with provisions for uncommitted increases of up to $50.0 million in the aggregate subject to customary terms and conditions.  In connection with the Credit Agreement, the Borrowers also entered into a Security and Pledge Agreement dated as of January 30, 2015 in favor of the Agent (“Security Agreement”).

As of January 30, 2015, no loans were drawn under the Facility; however approximately $3.9 million in letters of credit which were outstanding under the Borrower’s existing asset-based revolving credit facility, which was concurrently terminated as described below, were deemed to be issued and outstanding under the Facility.  As of January 30, 2015, availability under the Facility was approximately $96.1 million.

Borrowings under the Facility bear interest at rates selected periodically by the Company at LIBOR plus 1.25% per annum (subject to increases up to a maximum of 1.75% per annum based on the Company’s consolidated leverage ratio) or a base rate plus 0.25% (subject to increase up to a maximum of 0.75% per annum based on the Company’s consolidated leverage ratio).  The Company has also agreed to pay certain fees and expenses and provide certain indemnities, all of which are customary for such financings.

The borrowings under the Facility are joint and several obligations of the Borrowers and are also cross-guaranteed by each Borrower.  In addition, pursuant to the Security Agreement, the Borrowers’ obligations under the Facility are secured by first priority liens, subject to permitted liens, on substantially all of the Borrowers’ assets other than certain excluded assets. The Security Agreement contains representations and warranties and covenants, which are customary for pledge and security agreements of this type, relating to the creation and perfection of security interests in favor of the Agent over various categories of the Company’s assets.

The Credit Agreement contains affirmative and negative covenants binding on the Borrowers and their subsidiaries that are customary for credit facilities of this type, including, but not limited to, restrictions and limitations on the incurrence of debt and liens, dispositions of assets, capital expenditures, dividends and other payments in respect of equity interests, the making of loans and equity investments, mergers, consolidations, liquidations and dissolutions, and transactions with affiliates (in each case, subject to various exceptions).

The Borrowers are also subject to a minimum consolidated EBITDA test of $50.0 million, measured at the end of the four most recent quarters and a consolidated leverage ratio covenant not to exceed 2.50 to 1.00, measured as of the last day of each fiscal quarter.

The Credit Agreement contains events of default that are customary for facilities of this type, including, but not limited to, nonpayment of principal, interest, fees and other amounts when due, failure of any representation or warranty to be true in any material respect when made or deemed made, violation of covenants, cross default with material indebtedness, material judgments, material ERISA liability, bankruptcy events, asserted or actual revocation or invalidity of the loan documents, and change of control.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. As of January 31, 2015 and 2014, these lines of credit totaled 5.0 million Swiss francs with a dollar equivalent of $5.4 million and $5.5 million, respectively. As of January 31, 2015 and 2014, there were no borrowings against these lines.

As of January 31, 2015, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount equivalent to $1.3 million in various foreign currencies.

The Company paid cash dividends of $0.40 per share or approximately $10.1 million for fiscal 2015. The Company paid cash dividends of $0.26 per share or approximately $6.6 million for fiscal 2014.  The Company paid cash dividends of $1.45 per share or approximately $36.7 million for fiscal 2013, which included two special cash dividends of $0.50 and $0.75 per share of common stock and class A common stock.

On March 31, 2015, the Board approved the payment of a cash dividend of $0.11 for each share of the Company’s outstanding common stock and class A common stock. The dividend will be paid on April 24, 2015 to all shareholders of record as of the close of business on April 10, 2015. The decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

On November 25, 2014, the Board approved the payment of a cash dividend of $0.10 for each share of the Company’s outstanding common stock and class A common stock. The dividend was paid on December 19, 2014 to all shareholders of record as of the close of business on December 5, 2014.

On August 26, 2014, the Board approved the payment of a cash dividend of $0.10 for each share of the Company’s outstanding common stock and class A common stock. The dividend was paid on September 19, 2014 to all shareholders of record as of the close of business on September 5, 2014.

On May 22, 2014, the Board approved the payment of a cash dividend of $0.10 for each share of the Company’s outstanding common stock and class A common stock.  The dividend was paid on June 16, 2014 to all shareholders of record as of the close of business on June 2, 2014.

On March 21, 2013, the Board approved a share repurchase program under which the Company was authorized to purchase up to $50.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. The Company may purchase shares of its common stock through open market purchases, repurchase programs, block trades or otherwise. On November 25, 2014, the Board increased the amount of the share repurchase authorization to $100.0 million. This authorization expires on January 31, 2016. During the twelve months ended January 31, 2015, the Company repurchased a total of 833,973 shares of its common stock at a total cost of approximately $26.4 million, or an average of $31.63 per share.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Payments due by period (in thousands):

	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Contractual Obligations:
Operating Lease Obligations (1)	$42,042	$12,157	$17,245	$7,342	$5,298
Purchase Obligations (2)	73,601	73,601	—	—	—
Other Long-Term Obligations (3)	187,066	36,483	75,302	48,123	27,158
Total Contractual Obligations	$302,709	$122,241	$92,547	$55,465	$32,456
(1)

Includes store operating leases, which generally provide for payment of direct operating costs in addition to rent. These obligation amounts include future minimum lease payments and exclude direct operating costs.

(2)

The Company had outstanding purchase obligations with suppliers at the end of fiscal 2015 for raw materials, finished watches and packaging in the normal course of business. These purchase obligation amounts do not represent total anticipated purchases but represent only amounts to be paid for items required to be purchased under agreements that are enforceable, legally binding and specify minimum quantity, price and term.

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

Unrecognized tax benefits at January 31, 2015 of $2.7 million and accrued interest and penalties of $0.8 million (both gross of tax benefit) are not included above. The final outcome of tax uncertainties is dependent upon various matters including tax examinations, interpretation of the applicable tax laws or expiration of statutes of limitations. The Company believes that its tax positions comply with applicable tax law and that it has adequately provided for these matters. However, the audits may result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. Management anticipates that it is reasonably possible that the total gross amount of unrecognized tax benefits will decrease by approximately $0.3 million in the next 12 months due to the potential expiration of the statute of limitations for certain tax return examinations, a portion of which may affect the effective tax rate; however, management does not currently anticipate a significant effect on net earnings. Future developments may result in a change in this assessment.

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

In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The pronouncement affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The pronouncement provides alternative methods of retrospective adoption and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The Company is evaluating the effect of adopting this pronouncement, but the adoption is not expected to have a material impact on the Company’s consolidated financial statements.

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

As of January 31, 2015, the Company’s entire net forward contracts hedging portfolio consisted of 38.0 million Swiss francs equivalent for various expiry dates ranging through July 15, 2015 compared to a portfolio of 48.0 million Swiss francs equivalent for various expiry dates ranging through July 17, 2014 as of January 31, 2014. If the Company were to settle its Swiss franc forward contracts at January 31, 2015, the net result would be a gain of $0.8 million, net of tax expense of $0.4 million. The Company had no Swiss franc option contracts related to cash flow hedges as of January 31, 2015 or January 31, 2014.

The Company’s Board of Directors authorized the hedging of the Company’s Swiss franc denominated investment in its wholly-owned Swiss subsidiaries using purchase options under certain limitations. These hedges are treated as net investment hedges under the relevant accounting guidance regarding derivative instruments. As of January 31, 2015 and 2014, the Company did not hold a purchased option hedge portfolio related to net investment hedging.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under a hedging program, the Company can purchase various commodity derivative instruments, primarily future contracts. These derivatives are documented as qualified cash flow hedges, and gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. The Company did not hold any futures contracts in its gold hedge portfolio related to cash flow hedges as of January 31, 2015 and 2014, thus any changes in the gold price will have an equal effect on the Company’s cost of sales.

Debt and Interest Rate Risk

In addition, the Company has certain debt obligations with variable interest rates, which are based on LIBOR plus a fixed additional interest rate. The Company does not hedge these interest rate risks. As of January 31, 2015, the Company had no outstanding debt. For additional information concerning potential changes to future interest obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

The Company’s Chief Executive Officer and Chief Financial Officer have furnished the Sections 302 and 906 certifications required by the U.S. Securities and Exchange Commission in this annual report on Form 10-K. In addition, the Company’s Chief Executive Officer certified to the NYSE in June 2014 that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the year ended January 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

See Consolidated Financial Statements and Supplementary Data for Management’s Annual Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is included in the Company’s Proxy Statement for the 2015 annual meeting of shareholders under the captions “Election of Directors” and “Management” and is incorporated herein by reference.

Information on the beneficial ownership reporting for the Company’s directors and executive officers is contained in the Company’s Proxy Statement for the 2015 annual meeting of shareholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Information on the Company’s Audit Committee and Audit Committee Financial Expert is contained in the Company’s Proxy Statement for the 2015 annual meeting of shareholders under the caption “Information Regarding the Board of Directors and Its Committees” and is incorporated herein by reference.

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

Item 11.  Executive Compensation

The information required by this item is included in the Company’s Proxy Statement for the 2015 annual meeting of shareholders under the captions “Executive Compensation” and “Compensation of Directors” and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included in the Company’s Proxy Statement for the 2015 annual meeting of shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this item is included in the Company’s Proxy Statement for the 2015 annual meeting of shareholders under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information required by this item is included in the Company’s Proxy Statement for the 2015 annual meeting of shareholders under the caption “Fees Paid to PricewaterhouseCoopers LLP” and is incorporated herein by reference.

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

Incorporated herein by reference is a list of the Exhibits contained in the Exhibit Index on pages 43 through 45 of this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOVADO GROUP, INC. (Registrant)
Dated: March 31, 2015	By:	/s/ Efraim Grinberg
Efraim Grinberg
Chairman of the Board of Directors
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 31, 2015	/s/ Efraim Grinberg
Efraim Grinberg
Chairman of the Board of Directors
and Chief Executive Officer

Dated: March 31, 2015	/s/ Richard J. Coté
Richard J. Coté
Vice Chairman and
Chief Operating Officer

Dated: March 31, 2015	/s/ Sallie A. DeMarsilis
Sallie A. DeMarsilis
Senior Vice President, Chief Financial Officer
and Principal Accounting Officer

Dated: March 31, 2015	/s/ Alex Grinberg
Alex Grinberg
Senior Vice President Customer/Consumer
Centric Initiatives

Dated: March 31, 2015	/s/ Peter Bridgman
Peter Bridgman
Director

Dated: March 31, 2015	/s/ Margaret Hayes Adame
Margaret Hayes Adame
Director

Dated: March 31, 2015	/s/ Alan H. Howard
Alan H. Howard
Director

Dated: March 31, 2015	/s/ Richard D. Isserman
Richard D. Isserman
Director

Dated: March 31, 2015	/s/ Nathan Leventhal
Nathan Leventhal
Director

Dated: March 31, 2015	/s/ Maurice Reznik
Maurice Reznik
Director

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated By-Laws of the Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 14, 2014.
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

10.2

Letter Agreement between the Registrant and The Hearst Corporation dated October 24, 1994 executed October 25, 1995 amending License Agreement dated as of January 1, 1992, as amended. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1995.

10.3

Registrant’s 1996 Stock Incentive Plan amending and restating the 1993 Employee Stock Option Plan. Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1996. *

10.4

Severance Agreement dated December 15, 1999, and entered into December 16, 1999 between the Registrant and Richard J. Coté. Incorporated herein by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2000. *

10.5

Lease made December 21, 2000 between the Registrant and Mack-Cali Realty, L.P. for premises in Paramus, New Jersey together with First Amendment thereto made December 21, 2000. Incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2000.

10.6

Lease Agreement dated May 22, 2000 between Forsgate Industrial Complex and the Registrant for premises located at 105 State Street, Moonachie, New Jersey. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2000.

10.7

Second Amendment of Lease dated July 26, 2001 between Mack-Cali Realty, L.P., as landlord, and Movado Group, Inc., as tenant, further amending lease dated as of December 21, 2000. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended October 31, 2001.

10.8

Third Amendment of Lease dated November 6, 2001 between Mack-Cali Realty, L.P., as lessor, and Movado Group, Inc., as lessee, for additional space at Mack-Cali II, One Mack Drive, Paramus, New Jersey. Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended October 31, 2001.

10.9

Amendment Number 2 to Registrant’s 1996 Stock Incentive Plan dated March 16, 2001. Incorporated herein by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2002.*

10.10

Amendment Number 3 to Registrant’s 1996 Stock Incentive Plan approved June 19, 2001. Incorporated herein by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2002.*

10.11

Employment Agreement dated August 27, 2004 between the Registrant and Mr. Timothy F. Michno. Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2004. *

10.12

Master Credit Agreement dated August 17, 2004 and August 20, 2004 between MGI Luxury Group S.A. and UBS AG. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.

10.13

Fifth Amendment of Lease dated October 20, 2003 between Mack-Cali Realty, L.P. as landlord, and the Registrant as tenant further amending the lease dated as of December 21, 2000. Incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2004.

10.14

Registrant’s 1996 Stock Incentive Plan, amended and restated as of April 8, 2004. Incorporated herein by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2005.*

Exhibit Number	Description
10.15

License Agreement entered into November 21, 2005 by and between the Registrant, Swissam Products Limited and L.C. Licensing, Inc. Incorporated herein by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2006.

10.16

Amended and Restated License Agreement between MGI Luxury Group, S.A., a wholly owned Swiss subsidiary of Movado Group, Inc., Lacoste S.A., Sporloisirs S.A. and Lacoste Alligator S.A., dated March 28, 2014 with an effective date as of January 1, 2015.  Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed, December 30, 2014.

10.17

Third Amendment to License Agreement dated as of January 1, 1992 between the Registrant and Hearst Magazines, a Division of Hearst Communications, Inc., effective February 15, 2007. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.

10.18

First Amendment dated as of February 27, 2009 to Lease dated May 22, 2000 between Forsgate Industrial Complex as Landlord and Movado Group, Inc. as Tenant for the premises known as 105 State Street, Moonachie, New Jersey. Incorporated herein by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2009.

10.19

Amendment Number 1 to the April 8, 2004 Amendment and Restatement of the Movado Group, Inc. 1996 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2008.*

10.20

Amendment Number 2 to Movado Group, Inc. 1996 Stock Incentive Plan as Amended and Restated as of April 8, 2004. Incorporated herein by reference to Annex A to the Registrant’s Definitive Proxy Statement filed with the SEC on May 8, 2009.*

10.21

Amended and Restated License Agreement among Tommy Hilfiger Licensing LLC, Movado Group, Inc. and Swissam Products Limited, dated as of September 16, 2009. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2009.

10.22

Second Amendment to License Agreement between L.C. Licensing, Inc., Movado Group, Inc. and Swissam Products Limited dated as of December 6, 2010, further amending the License Agreement dated as of November 15, 2005. Incorporated herein by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2011.

10.23

Tenth Amendment to Lease dated March 10, 2011 between Mack-Cali Realty, L.P., as landlord, and the Registrant, as tenant, further amending the lease dated as of December 21, 2000. Incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2011.

10.24

Third Amendment dated as of June 1, 2011 to the License Agreement dated as of November 15, 2005 by and between L.C. Licensing, Inc., Registrant and Swissam Products Limited. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011.

10.25

Amended and Restated License Agreement, effective as of January 1, 2012 by and between MGI Luxury Group, S.A. and Hugo Boss Trademark Management GmbH & Co. KG. Incorporated herein by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2012.

10.26

License Agreement entered into as of March 22, 2012 by and between the Registrant and Ferrari S.p.A. Incorporated herein by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2012.

10.27

Second Amendment entered into as of September 30, 2012 to Amended and Restated License Agreement dated September 16, 2009 by and between the Registrant, Swissam Products Limited and Tommy Hilfiger Licensing, LLC. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2012.

10.28

Fourth Amendment dated as of September 28, 2012 to License Agreement dated as of November 15, 2005 by and between the Registrant and L.C. Licensing LLC. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2012.

10.29

Movado Group, Inc. Amended and Restated Deferred Compensation Plan for Executives, effective January 1, 2013. Incorporated herein by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on May 2, 2013. *

Exhibit Number	Description
10.30

Movado Group, Inc. 1996 Stock Incentive Plan, Amended and Restated as of April 8, 2013. Incorporated herein by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on May 2, 2013. *

10.31

Third Amendment entered into as of November 13, 2013 to Amended and Restated License Agreement dated September 16, 2009 by and between the Registrant, Swissam Products Limited and Tommy Hilfiger Licensing, LLC. Incorporated herein by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2014.

10.32	Offer letter to Ricardo Quintero dated May 29, 2014. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 14, 2014.*
10.33

Credit Agreement, dated as of January 30, 2015, by and among Movado Group, Inc., Movado Group Delaware Holdings Corporation, Movado Retail Group, Inc. and Movado LLC, as Borrowers, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 5, 2015.

10.34

Security and Pledge Agreement, dated as of January 30, 2015, by and among Movado Group, Inc., Movado Group Delaware Holdings Corporation, Movado Retail Group, Inc. and Movado LLC, as Grantors, and Bank of America, N.A., as administrative agent. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 5, 2015.

10.35	Amended and Restated License Agreement dated January 13, 2015 between the Registrant, Swissam Products Limited and Coach, Inc.**
21.1	Subsidiaries of the Registrant.***
23.1	Consent of PricewaterhouseCoopers LLP.***
31.1	Certification of Chief Executive Officer.***
31.2	Certification of Chief Financial Officer.***
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
101

The following materials from the Company’s Form 10-K for the year ended January 31, 2015, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Equity, (vi) Notes to the Consolidated Financial Statements, (vii) Schedule II- Valuation and Qualifying Accounts and Reserves.

*	Constitutes a compensatory plan or arrangement
**	Confidential portions of this Exhibit 10.35 have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.
***	Filed herewith

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of January 31, 2015.

Our internal control over financial reporting as of January 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Movado Group, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)1 present fairly, in all material respects, the financial position of Movado Group, Inc. and its subsidiaries (the “Company”) at January 31, 2015 and January 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing in the accompanying index.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

March 31, 2015

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Year Ended January 31,
	2015	2014	2013
Net sales	$586,980	$570,255	$505,478
Cost of sales	276,998	264,994	227,596
Gross profit	309,982	305,261	277,882
Selling, general and administrative	238,495	237,519	228,536
Operating income	71,487	67,742	49,346
Other income, net (Note 16)	—	1,526	—
Interest expense	(489)	(436)	(434)
Interest income	166	86	144
Income before income taxes	71,164	68,918	49,056
Provision for / (benefit from) income taxes (Note 7)	19,264	17,373	(8,812)
Net income	51,900	51,545	57,868
Less: Net income attributed to noncontrolling interests	124	668	785
Net income attributed to Movado Group, Inc.	$51,776	$50,877	$57,083
Basic income per share:
Weighted basic average shares outstanding	25,276	25,506	25,267
Net income per share attributed to Movado Group, Inc.	$2.05	$1.99	$2.26
Diluted income per share:
Weighted diluted average shares outstanding	25,581	25,849	25,664
Net income per share attributed to Movado Group, Inc.	$2.02	$1.97	$2.22
Dividends paid per share	$0.40	$0.26	$1.45

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Fiscal Year Ended January 31,
	2015	2014	2013
Comprehensive income, net of taxes:
Net income including noncontrolling interests	$51,900	$51,545	$57,868
Net unrealized gain / (loss) on investments, net of tax of $18, $77, $66, respectively	29	213	(19)
Net change in effective portion of hedging contracts, net of tax of $0			990
Gain on available-for-sale securities, net of tax benefit of $50	(81)	-	-
Foreign currency translation adjustments	(5,211)	1,234	3,448
Comprehensive income including noncontrolling interests	46,637	52,992	62,287
Less: Comprehensive (loss) / income attributable to noncontrolling interests	(291)	684	855
Total comprehensive income attributable to Movado Group, Inc.	$46,928	$52,308	$61,432

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 31,	January 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$199,852	$157,659
Short-term investments	—	33,099
Trade receivables	74,106	68,683
Inventories	170,788	181,305
Other current assets	40,532	44,564
Total current assets	485,278	485,310

Property, plant and equipment, net	46,673	47,796
Deferred income taxes	13,550	14,891
Other non-current assets	37,522	30,613
Total assets	$583,023	$578,610
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$27,767	$33,598
Accrued liabilities	25,921	29,118
Accrued payroll and benefits	5,012	14,455
Deferred and current income taxes payable	7,372	6,422
Total current liabilities	66,072	83,593

Deferred and non-current income taxes payable	3,470	3,518
Other non-current liabilities	29,196	25,509
Total liabilities	98,738	112,620

Commitments and contingencies (Note 9)
Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 26,849,080 and 26,643,108 shares issued, respectively	268	266
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,642,184 and 6,638,262 shares issued and outstanding, respectively	66	66
Capital in excess of par value	174,826	165,342
Retained earnings	358,006	316,334
Accumulated other comprehensive income	98,854	103,702
Treasury Stock, 8,784,497 and 7,945,419 shares, respectively, at cost	(149,811)	(122,406)
Total Movado Group, Inc. shareholders' equity	482,209	463,304
Noncontrolling interests	2,076	2,686
Total equity	484,285	465,990
Total liabilities and equity	$583,023	$578,610

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended January 31,
	2015	2014	2013
Cash flows from operating activities:
Net income including noncontrolling interests	$51,900	$51,545	$57,868
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,469	12,233	10,608
Write-down of inventories	2,514	5,586	2,621
Transactional losses	2,493	1,403	511
Deferred income taxes	6,316	4,169	(16,161)
Gain on sale of asset held for sale	—	(1,526)	—
Gain on available-for-sale securities	(131)	—	—
Stock-based compensation	5,753	3,787	2,888
Excess (tax benefit) from stock-based compensation	(1,270)	(915)	(1,657)
Stock donation	—	—	2,653
Changes in assets and liabilities:
Trade receivables	(9,334)	(7,304)	(766)
Inventories	4,523	(19,077)	(2,371)
Other current assets	(3,323)	(5,141)	(5,332)
Accounts payable	(5,357)	11,581	(11,728)
Accrued liabilities	(1,582)	(4,171)	(3,153)
Accrued payroll and benefits	(9,443)	(1,887)	1,519
Income taxes payable	4,300	7,054	1,161
Other non-current assets	(3,954)	(5,752)	(3,112)
Other non-current liabilities	3,722	2,931	3,232
Net cash provided by operating activities	59,596	54,516	38,781
Cash flows from investing activities:
Capital expenditures	(11,132)	(16,707)	(15,978)
Trademarks	(118)	(285)	(285)
Short-term investment	—	(33,099)	—
Long-term investment	(1,200)	—	—
Proceeds from short-term investment	33,736	—	—
Proceeds from available-for-sale securities	307	—	—
Proceeds from asset held for sale	—	2,196	—
Net cash provided by / (used in) investing activities	21,593	(47,895)	(16,263)
Cash flows from financing activities:
Stock options exercised and other changes	291	(305)	1,575
Excess tax benefit from stock-based compensation	1,270	915	1,657
Stock repurchase	(26,382)	(10,488)	—
Purchase of incremental ownership of U.K. joint venture	—	—	(4,689)
Debt issuance cost	(936)	—	—
Distribution of noncontrolling interests earnings	(319)	—	(234)
Dividends paid	(10,104)	(6,637)	(36,684)
Net cash (used in) financing activities	(36,180)	(16,515)	(38,375)
Effect of exchange rate changes on cash and cash equivalents	(2,816)	(336)	1,545
Net increase / (decrease) in cash and cash equivalents	42,193	(10,230)	(14,312)
Cash and cash equivalents at beginning of year	157,659	167,889	182,201
Cash and cash equivalents at end of year	$199,852	$157,659	$167,889

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except per share amounts)

	Movado Group, Inc. Shareholders’ Equity
	Preferred Stock	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interests	Total
Balance, January 31, 2012	$—	$261	$66	$153,331	$251,695	$97,922	$(111,909)	$2,708	$394,074
Net income					57,083			785	57,868
Dividends ($1.45 per share)					(36,684)				(36,684)
Stock options exercised, net of tax of $1,657		3		4,600			(1,461)		3,142
Supplemental executive retirement plan				91					91
Stock-based compensation expense				2,888					2,888
Net unrealized loss on investments, net of tax benefit of $66						(19)			(19)
Net change in effective portion of hedging contracts, net of tax of $0						990			990
Stock donation				2,148			2,669		4,817
Joint venture incremental share purchase				(3,362)				(1,327)	(4,689)
Foreign currency translation adjustment (3)						3,378		70	3,448
Distribution of noncontrolling interests earnings								(234)	(234)
Balance, January 31, 2013	—	264	66	159,696	272,094	102,271	(110,701)	2,002	425,692
Net income					50,877			668	51,545
Dividends ($0.26 per share)					(6,637)				(6,637)
Stock options exercised, net of tax benefit of $915		2		1,825			(1, 217)		610
Supplemental executive retirement plan				34					34
Stock-based compensation expense				3,787					3,787
Net unrealized gain on investments, net of tax of $77						213			213
Foreign currency translation adjustment (3)						1,218		16	1,234
Stock repurchase							(10,488)		(10,488)
Balance, January 31, 2014	—	266	66	165,342	316,334	103,702	(122,406)	2,686	465,990
Net income					51,776			124	51,900
Dividends ($0.40 per share)					(10,104)				(10,104)
Stock options exercised, net of tax benefit of $1,270		2		2,967			(1,408)		1,561
Distribution of noncontrolling interest earnings								(319)	(319)
Stock repurchase							(26,382)		(26,382)
Supplemental executive retirement plan				93					93
Stock-based compensation expense				5,753					5,753
Stock donation				671			385		1,056
Net unrealized gain on investments, net of tax of $18						29			29
Gain on available-for-sale securities, net of tax benefit of $50						(81)			(81)
Foreign currency translation adjustment (3)						(4,796)		(415)	(5,211)
Balance, January 31, 2015	$—	$268	$66	$174,826	$358,006	$98,854	$(149,811)	$2,076	$484,285

See Notes to Consolidated Financial Statement

(1)	Each share of common stock is entitled to one vote per share.
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

NOTES TO MOVADO GROUP, INC.’S CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Movado Group, Inc. (together with its subsidiaries, the “Company”) designs, sources, markets and distributes quality watches with prominent brands in almost every price category comprising the watch industry. In fiscal 2015, the Company marketed ten distinctive brands of watches: Coach, Concord, Ebel, ESQ Movado, Scuderia Ferrari, HUGO BOSS, Juicy Couture, Lacoste, Movado, and Tommy Hilfiger, which compete in most segments of the watch market.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-and majority-owned joint ventures. Intercompany transactions and balances have been eliminated.

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

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

The financial statements of the Company’s international subsidiaries have been translated into United States dollars by translating balance sheet accounts at year-end exchange rates and statement of operations accounts at average exchange rates for the year. Foreign currency transaction gains and losses are charged or credited to earnings as incurred. Foreign currency translation gains and losses are reflected in the equity section of the Company’s consolidated balance sheet in Accumulated Other Comprehensive Income. The balance of the foreign currency translation adjustment, included in Accumulated Other Comprehensive Income, was $98.6 million and $103.4 million as of January 31, 2015 and 2014, respectively.

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with original maturities at date of purchase of three months or less.

Short Term Investments

Short term investments are classified as held to maturity and consist entirely of six month time deposits.  At the time of purchase, management determines the appropriate classification of these investments and re-evaluates such designation at each balance sheet date.

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

The Company’s trade customers include department stores, jewelry store chains and independent jewelers. All of the Company’s watch brands, except ESQ, are also marketed outside the U.S. through a network of independent distributors. Accounts receivable are stated net of doubtful accounts, returns and allowances of $16.6 million (additionally $0.5 million was recorded in non-current assets), $23.1 million and $20.0 million at January 31, 2015, 2014 and 2013, respectively. Accounts receivables are also stated net of co-operative advertising allowance of $13.2 million, $12.0 million, and $9.8 million at January 31, 2015, 2014, and 2013, respectively. Co-operative advertising allowances are credits taken by the customer at a future date on previously executed co-operative advertising.   In fiscal 2014, the Company recorded return reserves of $7.8 million, for anticipated returns which resulted from the Company’s strategic decision to reduce the presence of ESQ Movado watches in certain retail doors while expanding the Movado brand offering.  In fiscal 2013, the Company recorded a charge of $4.9 million related to the repositioning of the Coach watch brand from a collection that is priced for sale in a department store’s fine watch department to one suitable for sale in the fashion watch department. The charge represented the Company’s estimated cost of the aggregate sales allowance to Coach watch retailers affected by the repositioning.

The Company’s concentrations of credit risk arise primarily from accounts receivable related to trade customers during the peak selling seasons. The Company has significant accounts receivable balances due from major national chain and department stores. The Company’s results of operations could be materially adversely affected in the event any of these customers or a group of these customers defaulted on all or a significant portion of their obligations to the Company as a result of financial difficulties. As of January 31, 2015, except for those accounts provided for in the reserve for doubtful accounts, the Company knew of no situations with any of the Company’s major customers which would indicate any such customer’s inability to make its required payments.

Inventories

The Company valued its inventory at the lower of cost or market.  The Company’s inventories were valued using the average cost method. The Company performed reviews of its on-hand inventory to determine amounts, if any, of inventory that is deemed discontinued, excess, or unsaleable. Inventory classified as discontinued, together with the related component parts which can be assembled into saleable finished goods, is sold primarily through the Company’s outlet stores. When management determines that finished product is unsaleable or that it is impractical to build the excess components into watches for sale, a charge is recorded to value those products and components at the lower of cost or market.

In the fourth quarter of fiscal 2014, the Company recorded inventory reserves of $2.6 million related to the write down of ESQ Movado excess watch inventory, as a result of the Company’s strategic decision to reduce the presence of ESQ Movado watches while expanding the Movado brand offering in certain retail doors.

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

Intangibles

Intangible assets consist primarily of trademarks and are recorded at cost. Trademarks are amortized over ten years. At January 31, 2015 and 2014, intangible assets at cost were $13.0 million, respectively, and related accumulated amortization of intangibles was $11.8 million and $11.6 million, respectively. Amortization expense for fiscal 2015, 2014 and 2013 was $0.3 million, $0.4 million and $0.5 million, respectively.

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

Capitalized Software Costs

The Company capitalizes certain computer software costs after technological feasibility has been established. The costs are amortized utilizing the straight-line method over the economic lives of the related products ranging from five to ten years.

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

In the fourth quarter of fiscal 2014, the Company recorded a pre-tax charge of $7.8 million to sales, for anticipated returns which resulted from the Company’s strategic decision to reduce the presence of ESQ Movado watches while expanding the Movado brand offering in certain retail doors.  During the fourth quarter of fiscal 2013, the Company recorded a charge of $4.9 million related to the repositioning of the Coach watch brand from a collection that is priced for sale in a department store’s fine watch department to one suitable for sale in the fashion watch department. The charge represented the Company’s estimated cost of the aggregate sales allowance to Coach watch retailers affected by the repositioning.

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

In the fourth quarter of fiscal 2014, the Company’s gross margin was impacted by a $7.5 million pre-tax charge related to anticipated ESQ Movado watch brand returns and the write down of ESQ Movado excess watch inventory.  This charge resulted from the Company’s strategic decision to reduce the presence of ESQ Movado watches while expanding the Movado brand offering in certain retail doors.  The Company reallocated certain of the ESQ Movado retail space in the second quarter of fiscal 2015 to drive incremental sales of its more productive Movado brand watch family. The Company continues to offer ESQ Movado in select retail locations as well as its direct-to-consumer outlet stores and through e-commerce at Movado.com

In calendar years 2010 through 2012, drawback claims were filed with U.S. Customs & Border Protection (“CBP”) to recover duty payments made by the Company in calendar years 2008 through 2011. The drawback claims concerned duty paid on watches that were subsequently exported from the United States. A number of drawback claims filed on behalf of the Company were denied by CBP in calendar year 2012 and an administrative protest was filed requesting reconsideration of the denials. This protest was approved and as a result in the fourth quarter of fiscal 2014 the Company recorded and received a net pre-tax refund of $2.5 million. The Company does not anticipate receipt of any additional refunds related to this matter nor does the Company anticipate return of any of these refunds to CBP.

Since a substantial amount of the Company’s product costs are incurred in Swiss francs, fluctuations in the U.S. dollar/Swiss franc exchange rate can impact the Company’s cost of goods sold and, therefore, its gross margins. The Company reduces its exposure to the Swiss franc exchange rate risk through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. In the event these exposures do not offset, the Company has the ability to hedge its Swiss franc purchases using a combination of forward contracts and purchased currency options. The Company’s hedging program mitigated the exchange rate fluctuations on product costs and gross margins for fiscal years 2015, 2014 and 2013.

Selling, General and Administrative (“SG&A”) Expenses

The Company’s SG&A expenses consist primarily of marketing, selling, distribution, general and administrative expenses. In fiscal 2014, the Company recorded a $2.0 million pre-tax charge related to donations made to the Movado Group Foundation. In fiscal 2014, the Company also recorded a $0.8 million pre-tax charge related to the write-down of excess displays and point of sales materials, as a result of the Company’s strategic decision to reduce the presence of ESQ Movado watches while expanding the Movado brand offering in certain retail doors.  In fiscal 2013, the Company recorded a $3.0 million pre-tax charge related to donations made to the Movado Group Foundation.

Annual marketing expenditures are based principally on overall strategic considerations relative to maintaining or increasing market share in markets that management considers to be crucial to the Company’s continued success as well as on general economic conditions in the various markets around the world in which the Company sells its products. Marketing expenses include various forms of media advertising, digital advertising and co-operative advertising with customers and distributors and other point of sale marketing and promotion spending.

Selling expenses consist primarily of salaries, sales commissions, sales force travel and related expenses, depreciation and amortization, expenses associated with Baselworld Watch and Jewelry Show, the annual watch and jewelry trade show, and other industry trade shows and operating costs incurred in connection with the Company’s retail business. Sales commissions vary with overall sales levels. Retail selling expenses consist primarily of payroll related and store occupancy costs.

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

Warranty liability for the fiscal years ended January 31, 2015, 2014 and 2013 was as follows (in thousands):

	2015	2014	2013
Balance, beginning of year	$2,660	$2,584	$2,309
Provision charged to operations	2,710	2,660	2,584
Settlements made	(2,660)	(2,584)	(2,309)
Balance, end of year	$2,710	$2,660	$2,584

Pre-opening Costs

Costs associated with the opening of retail stores, including pre-opening rent, are expensed in the period incurred.

Marketing

The Company expenses the production costs of an advertising campaign at the commencement date of the advertising campaign. Included in marketing expenses are costs associated with co-operative advertising, media advertising, digital advertising, production costs and costs of point of sale materials and displays. These costs are recorded as SG&A expenses. The Company participates in co-operative advertising programs on a voluntary basis and receives a “separately identifiable benefit in exchange for the consideration.” Since the amount of consideration paid to the retailer does not exceed the fair value of the benefit received by the Company, these costs are recorded as SG&A expenses as opposed to being recorded as a reduction of revenue. Marketing expense for fiscal 2015, 2014 and 2013 amounted to $71.9 million, $74.4 million and $68.2 million, respectively.

Included in the other current assets in the consolidated balance sheets as of January 31, 2015 and 2014 are prepaid advertising costs of $0.5 million and $0.9 million, respectively. These prepaid costs represent advertising costs paid to licensors in advance, pursuant to the Company’s licensing agreements and sponsorships.

Shipping and Handling Costs

Amounts charged to customers for shipping and handling were $2.4 million, $2.6 million and $2.5 million for fiscal years 2015, 2014 and 2013, respectively. The costs related to shipping and handling were $6.3 million, $6.6 million and $5.9 million for fiscal years 2015, 2014 and 2013, respectively. These amounts incurred by the Company related to shipping and handling are included in net sales and cost of goods sold.

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

The weighted-average number of shares outstanding for basic earnings per share were approximately 25,276,000, 25,506,000 and 25,267,000 for fiscal 2015, 2014 and 2013, respectively. For the years ended January 31, 2015, 2014 and 2013, the number of shares outstanding for diluted earnings per share were approximately 25,581,000, 25,849,000 and 25,664,000, respectively. For the years ended January 31, 2015, 2014 and 2013, the number of shares outstanding for diluted earnings per share were increased by approximately 305,000, 343,000 and 397,000 due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans.

For the years ended January 31, 2015, 2014 and 2013 approximately 102,000, 85,000, and 276,000, respectively, of potentially dilutive common stock equivalents were excluded from the computation of dilutive earnings per share because their effect would have been antidilutive.

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

NOTE 2 – INVENTORIES

Inventories consisted of the following (in thousands):

	As of January 31,
	2015	2014
Finished goods	$115,435	$118,308
Component parts	49,790	55,138
Work-in-process	5,563	7,859
	$170,788	$181,305

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at January 31, at cost, consisted of the following (in thousands):

	As of January 31,
	2015	2014
Land and buildings	$2,000	$1,682
Furniture and equipment	66,414	62,028
Computer software	28,968	28,585
Leasehold improvements	30,905	28,898
Design fees and tooling costs	2,559	3,182
	130,846	124,375
Less: accumulated depreciation	84,173	76,579
	$46,673	$47,796

Depreciation and amortization expense from operations related to property, plant and equipment for fiscal 2015, 2014 and 2013 was $11.9 million, $11.8 million and $10.0 million, respectively, which includes computer software amortization expense for fiscal 2015, 2014 and 2013 of $3.0 million, $3.8 million and $3.2 million, respectively.

NOTE 4 – DEBT AND LINES OF CREDIT

On January 30, 2015, the “Company, together with Movado Group Delaware Holdings Corporation, Movado Retail Group, Inc. and Movado LLC (together with the Company, the “Borrowers”), each a wholly-owned domestic subsidiary of the Company, entered into a Credit Agreement (the “Credit Agreement”) with the lenders party thereto and Bank of America, N.A. as administrative agent (in such capacity, the “Agent”).  The Credit Agreement provides for a $100.0 million senior secured revolving credit facility (the “Facility”) including a $15.0 million letter of credit sub-facility that matures on January 30, 2020, with provisions for uncommitted increases of up to $50.0 million in the aggregate subject to customary terms and conditions.  In connection with the Credit Agreement, the Borrowers also entered into a Security and Pledge Agreement dated as of January 30, 2015 in favor of the Agent (“Security Agreement”).

As of January 30, 2015, no loans were drawn under the Facility; however approximately $3.9 million in letters of credit which were outstanding under the Borrower’s existing asset-based revolving credit facility, which was concurrently terminated as described below, were deemed to be issued and outstanding under the Facility.  As of January 30, 2015, availability under the Facility was approximately $96.1 million.

Borrowings under the Facility bear interest at rates selected periodically by the Company at LIBOR plus 1.25% per annum (subject to increases up to a maximum of 1.75% per annum based on the Company’s consolidated leverage ratio) or a base rate plus 0.25% (subject to increase up to a maximum of 0.75% per annum based on the Company’s consolidated leverage ratio).  The Company has also agreed to pay certain fees and expenses and provide certain indemnities, all of which are customary for such financings.

The borrowings under the Facility are joint and several obligations of the Borrowers and are also cross-guaranteed by each Borrower.  In addition, pursuant to the Security Agreement, the Borrowers’ obligations under the Facility are secured by first priority liens, subject to permitted liens, on substantially all of the Borrowers’ assets other than certain excluded assets. The Security Agreement contains representations and warranties and covenants, which are customary for pledge and security agreements of this type, relating to the creation and perfection of security interests in favor of the Agent over various categories of the Company’s assets.

The Credit Agreement contains affirmative and negative covenants binding on the Borrowers and their subsidiaries that are customary for credit facilities of this type, including, but not limited to, restrictions and limitations on the incurrence of debt and liens, dispositions of assets, capital expenditures, dividends and other payments in respect of equity interests, the making of loans and equity investments, mergers, consolidations, liquidations and dissolutions, and transactions with affiliates (in each case, subject to various exceptions).

The Borrowers are also subject to a minimum consolidated EBITDA test of $50.0 million, measured at the end of the four most recent quarters and a consolidated leverage ratio covenant not to exceed 2.50 to 1.00, measured as of the last day of each fiscal quarter.

The Credit Agreement contains events of default that are customary for facilities of this type, including, but not limited to, nonpayment of principal, interest, fees and other amounts when due, failure of any representation or warranty to be true in any material respect when made or deemed made, violation of covenants, cross default with material indebtedness, material judgments, material ERISA liability, bankruptcy events, asserted or actual revocation or invalidity of the loan documents, and change of control.

On January 30, 2015, in connection with the Company’s entry into the Credit Agreement, the Company terminated its Amended and Restated Loan and Security Agreement, dated as of July 17, 2009, as amended, by and between the Borrowers, the lenders party thereto and Bank of America, N.A., as agent for the lenders.  There were no borrowings outstanding under that agreement, and there were no material early termination penalties incurred as a result of the termination of that agreement.  Additionally, the Company used cash already on-hand to pay accrued fees and expenses in conjunction with the termination of that agreement and the rollover of certain outstanding letters of credit into the Facility.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. As of January 31, 2015 and 2014, these lines of credit totaled 5.0 million Swiss francs with a dollar equivalent of $5.4 million and $5.5 million, respectively. As of January 31, 2015 and 2014, there were no borrowings against these lines. As of January 31, 2015, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount equivalent to $1.3 million in various foreign currencies.

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

As of January 31, 2015, the Company’s entire net forward contracts hedging portfolio consisted of 38 million Swiss francs equivalent with various expiry dates ranging through July 15, 2015.

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for derivatives as of January 31, 2015 and 2014 (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	2015 Fair Value	2014 Fair Value	Balance Sheet Location	2015 Fair Value	2014 Fair Value
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$1,298	$403	Accrued Liabilities	$71	$173
Total Derivative Instruments		$1,298	$403		$71	$173

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of January 31, 2015 and 2014 (in thousands):

		Fair Value at January 31, 2015
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$314	$—	$—	$314
Long-term investment	Other non-current assets	—		1,240	1,240
SERP assets - employer	Other non-current assets	1,351	—	—	1,351
SERP assets - employee	Other non-current assets	24,811	—	—	24,811
Hedge derivatives	Other current assets	—	1,298	—	1,298
Total		$26,476	$1,298	$1,240	$29,014
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$24,811	$—	$—	$24,811
Hedge derivatives	Accrued liabilities	—	71	—	71
Total		$24,811	$71	$—	$24,882

		Fair Value at January 31, 2014
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$576	$—	$—	$576
Time deposits	Short-term investments	33,099			33,099
SERP assets - employer	Other non-current assets	1,117	—	—	1,117
SERP assets - employee	Other non-current assets	20,854	—	—	20,854
Hedge derivatives	Other current assets	—	403	—	403
Total		$55,646	$403	$—	$56,049
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$20,854	$—	$—	$20,854
Hedge derivatives	Accrued liabilities	—	173	—	173
Total		$20,854	$173	$—	$21,027

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

The following table presents a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the twelve months ended January 31, 2015 and January 31, 2014.  Level 3 consists of a long-term investment.

	January 31, 2015	January 31, 2014
Balance, beginning of fiscal year	$—	$—
Purchase of long-term investment	1,200	—
Interest income	40	—
Balance, end of period	$1,240	$—

NOTE 7 - INCOME TAXES

Income before provision for income taxes on a legal entity basis consists of the following (in thousands):

	2015	2014	2013
U.S. income before taxes	$34,099	$26,591	$11,721
Non-U.S. income before tax	$37,065	$42,327	$37,335

The Company conducts business globally and, as a result, is subject to income taxes in the U.S. federal, state, local and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in many countries, including Switzerland, Hong Kong, Germany, Canada and the United States. The Company is no longer subject to income tax examinations by tax authorities in Switzerland for years ended prior to January 31, 2006 and, with few exceptions, in the rest of the world for years ended prior to January 31, 2011.

The provision for /(benefit from) income taxes for the fiscal years ended January 31, 2015, 2014 and 2013 consists of the following components (in thousands):

	2015	2014	2013
Current:
U.S. Federal	$8,412	$7,296	$2,365
U.S. State and Local	770	866	499
Non-U.S.	3,945	5,043	3,559
	13,127	13,205	6,423
Deferred:
U.S. Federal	3,763	183	(18,141)
U.S. State and Local	420	(888)	(495)
Non-U.S.	1,954	4,873	3,401
	6,137	4,168	(15,235)
Provision for / (benefit from) income taxes	$19,264	$17,373	$(8,812)

Significant components of the Company’s deferred income tax assets and liabilities as of January 31, 2015 and 2014 are as follows (in thousands):

	2015 Deferred Taxes		2014 Deferred Taxes
	Assets	Liabilities	Assets	Liabilities
Net operating loss carryforwards	$9,231	$—	$9,797	$—
Inventory	3,112	—	4,294	—
Unprocessed returns	1,565	—	3,364	—
Receivables allowances	951	—	1,254	230
Deferred compensation	14,098	—	10,988	—
Unrepatriated earnings	—	2,715	—	2,724
Capital loss carryforwards	790		1,292	—
Depreciation/amortization	—	307	4,205	2,286
Other provisions/accruals	91	—	2,788	—
Miscellaneous	955	—	738	—
	30,793	3,022	38,720	5,240
Valuation allowance	(8,307)	—	(7,798)	—
Total deferred tax assets and liabilities	$22,486	$3,022	$30,922	$5,240

As of January 31, 2015, the Company had no U.S. federal net operating loss carryforwards and had U.S. State and foreign net operating loss carryforwards of approximately $16.7 million and $27.5 million, respectively, with expiration dates ranging from 1-20 years and some foreign jurisdictions with an indefinite carryforward period.  Of the foreign net operating losses, $15.8 million are related to Switzerland and the remaining is primarily related to Germany.

A valuation allowance is required to be established unless management determines it is more likely than not that the Company will ultimately utilize the tax benefit associated with a deferred tax asset.  During fiscal 2015, the Company released approximately $0.5 million of a valuation allowance related to a capital loss carryforward due to the utilization of such loss to offset capital gains generated by the Company’s Supplemental Executive Retirement Plan.  As of January 31, 2015, the Company had a deferred tax asset of approximately $0.8 million related to a domestic capital loss carryforward for which a full valuation allowance has been recorded. Additionally, the Company has U.S. State and foreign valuation allowances of $0.2 million and $7.3 million, respectively, which are primarily related to net operating loss carryforwards.

Management will continue to evaluate the appropriate level of valuation allowance on all deferred tax assets considering such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax and business strategies that could potentially enhance the likelihood of realization of the deferred tax assets.

The recognition of deductible windfall tax benefits related to stock-based compensation is prohibited until realized through a reduction to income taxes payable.  Windfall tax benefits of $1.3 million, $0.9 million and $1.4 million, were recorded in additional paid-in-capital during fiscal years 2015, 2014 and 2013, respectively.

The provision for / (benefit from) income taxes differs from the U.S. federal statutory rate due to the following (in thousands):

	Fiscal Year Ended January 31,
	2015	2014	2013
Provision for income taxes at the U.S. statutory rate	$24,906	$24,121	$17,169
Lower effective non-U.S. income tax rate	(7,257)	(6,950)	(6,006)
Change in valuation allowance	1,298	(996)	(19,526)
U.S. tax provided on earnings of non-U.S. subsidiaries	639	580	109
Change in liabilities for uncertain tax positions, net	179	(652)	554
State and local taxes, net of federal benefit	693	719	607
Foreign legal reorganizations	—	—	(1,902)
(Benefit) provided on intercompany transactions	(1,652)
Other, net	458	551	183
Total provision for / (benefit from) income taxes	$19,264	$17,373	$(8,812)

The effective tax rate for fiscal 2015 was 27.1%, primarily as a result of foreign profits being taxed in lower taxing jurisdictions and the recognition of a tax benefit related to intercompany profit in certain jurisdictions. The effective tax rate for fiscal 2014 was 25.2%, primarily as a result of foreign profits being taxed in lower taxing jurisdictions and the release of liabilities for uncertain tax positions as a result of favorable U.S. and foreign audit settlements partially offset by no tax being realized on certain foreign net operating losses.

The effective tax rate for fiscal 2013 was (18.0)%, primarily due to the release of a valuation allowance against net deferred tax assets in the United States, and the $1.9 million net tax benefit related to foreign legal reorganizations in Japan and the UK.  In the third quarter of fiscal 2013, the Company concluded, based upon all available evidence, it was more likely than not that it’s domestic consolidated group would have sufficient future taxable income to realize its net deferred tax assets.  As a result, the Company reversed the majority of the related valuation allowance, resulting in a non-cash deferred tax benefit of $19.5 million.  The Company based its conclusion on the three year cumulative profit position as of October 31, 2012, domestic projections of future taxable income, positive Company results and the continued positive trend experienced by the retail industry during calendar 2012. While the Company believes the assumptions included in its projections of future taxable income for the domestic consolidated group are reasonable, if the actual results vary from expected results due to unforeseen changes in the worldwide economy or retail industry, or other factors, the Company may need to make future adjustments to the valuation allowance for all, or a portion, of the net deferred tax assets.

The Company performs a quarterly assessment reviewing its global cash projections and investment needs, considers such factors as projected future results, continued need for investment in the overseas business as well as cash needs in the U.S., among other countries.  During fiscal years 2015, 2014 and 2013, the Company has identified all current year foreign subsidiary earnings as permanently reinvested.

The Company has recorded a federal income tax liability of $2.7 million related to $12.8 million of pre-2013 foreign earnings which have been earmarked for future repatriation.  A deferred tax liability has not been recorded for the remaining undistributed foreign earnings of approximately $244 million, because the Company intends to permanently reinvest such earnings in its foreign operations.  It is not practicable to estimate the amount of tax that may be payable on the eventual distribution of these earnings.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (exclusive of interest) for January 31, 2015, 2014 and 2013 are as follows (in thousands):

	2015	2014	2013
Beginning balance	$2,740	$3,602	$3,216
Additions for tax positions of prior years	—	959	475
Additions for tax positions taken in the current year	128	—	—
Lapse of statute of limitations	(34)	(1,214)	(98)
Settlements	—	(605)	(51)
Non U.S. currency exchange fluctuations	(177)	(2)	60
Ending balance	$2,657	$2,740	$3,602

Included in the balances at January 31, 2015, January 31, 2014 and January 31, 2013 are $2.5 million, $2.6 million, and $3.0 million of unrecognized tax benefits which would impact the Company’s effective tax rate, if recognized. Interest and penalties, if any, related to unrecognized tax benefits are recorded as income tax expense in the consolidated statement of operations. As of January 31, 2015, January 31, 2014 and January 31, 2013, the Company had $0.7 million, $0.7 million and $1.5 million, respectively of accrued interest (net of tax benefit) and penalties related to unrecognized tax benefits. During fiscal years 2015, 2014 and 2013, the Company accrued $0.1 million, $0.1 million and $0.2 million of interest (net of tax benefit) and penalties.

We believe that our income tax reserves are adequate; however, amounts asserted by taxing authorities could be greater or less than amounts accrued and reflected in our consolidated balance sheet. Accordingly, we could record adjustments to the amounts for federal, state, and foreign liabilities in the future as we revise estimates or we settle or otherwise resolve the underlying matters.  In the ordinary course of business, we may take new positions that could increase or decrease our unrecognized tax benefits in future periods.

NOTE 8 – LEASES

The Company leases office, distribution, retail and manufacturing facilities, and office equipment under operating leases, which expire at various dates through September 2025. Certain leases include renewal options and the payment of real estate taxes and other occupancy costs. Some leases also contain rent escalation clauses (step rents) that require additional rent amounts in the later years of the term. Rent expense for leases with step rents is recognized on a straight-line basis over the minimum lease term. Likewise, capital funding and other lease concessions that are occasionally provided to the Company are recorded as deferred rent and amortized on a straight-line basis over the minimum lease term as adjustments to rent expense. Rent expense for equipment and distribution, factory and office facilities under operating leases was approximately $13.5 million, $13.0 million and $13.5 million in fiscal 2015, 2014 and 2013, respectively.

Minimum annual rentals under noncancelable operating leases as of January 31, 2015, which do not include real estate taxes and operating costs, are as follows (in thousands):

Fiscal Year Ending January 31,
2016	$12,157
2017	9,756
2018	7,489
2019	4,658
2020	2,684
Thereafter	5,298
$42,042

NOTE 9 – COMMITMENTS AND CONTINGENCIES

At January 31, 2015, the Company had outstanding letters of credit totaling $3.9 million with expiration dates through April 30, 2016 compared to $4.6 million with expiration dates through June 3, 2014 as of January 31, 2014. One bank in the domestic bank group has issued irrevocable standby letters of credit in connection with a trademark license agreement, retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada.

As of January 31, 2015 and 2014, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the amount equivalent to $1.3 million and $1.5 million in various foreign currencies, respectively.

Pursuant to the Company’s agreements with its licensors, the Company is required to pay minimum royalties and advertising. As of January 31, 2015, the total amount of the Company’s minimum commitments related to its license agreements was $183.5 million.

The Company had outstanding purchase obligations of $73.6 million with suppliers at the end of fiscal 2015 primarily for raw materials, finished watches and packaging in the normal course of business. These purchase obligation amounts do not represent total anticipated purchases but represent only amounts to be paid for items required to be purchased under agreements that are enforceable, legally binding and specify minimum quantity, price and term.

The Company is involved in various legal proceedings and claims from time to time in the ordinary course of its business.

On February 4, 2015, an individual plaintiff filed a complaint against the Company and several of its officers in the United States District Court for the District of New Jersey (the “Complaint”) as a purported class action, alleging that between March 26, 2014 and November 13, 2014, the Company made false and misleading statements about the Company’s financial performance. The Complaint also claims that these alleged false and misleading statements resulted in the Company’s stock trading at an artificially high price until November 14, 2014, when the Company issued a press release preliminarily announcing financial results and reducing its previous projections, after which the Company’s stock price fell.  The Company believes that the Complaint is meritless and it intends to vigorously defend this matter.

The Company believes that it has valid legal defenses to all of the matters currently pending against it. These matters are inherently unpredictable and the resolutions of these matters are subject to many uncertainties and the outcomes are not predictable with assurance. Consequently, management is unable to estimate the ultimate aggregate amount of monetary loss, if any, amounts covered by insurance or the financial impact that will result from such matters.

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

The weighted-average assumptions used with the Black-Scholes option-pricing model for the calculation of the fair value of stock option grants during fiscal 2015 were: expected term of 5.0 years; risk-free interest rate of 1.64%; expected volatility of 51.13% and dividend yield of 0.68%. The weighted-average grant date fair value of options granted during the fiscal year ended January 31, 2015 was $17.99. The weighted-average assumptions used with the Black-Scholes option-pricing model for the calculation of the fair value of stock option grants during fiscal 2014 were: expected term of 5.0 years; risk-free interest rate of 0.72%; expected volatility of 62.12% and dividend yield of 1.28%. The weighted-average grant date fair value of options granted during the fiscal year ended January 31, 2014 was $14.40. The weighted-average assumptions used with the Black-Scholes option-pricing model for the calculation of the fair value of stock option grants during fiscal 2013 were: expected term of 5.2 years; risk-free interest rate of 0.92%; expected volatility of 61.45% and dividend yield of 2.01%. The weighted-average grant date fair value of options granted during the fiscal year ended January 31, 2013 was $12.03.

Total compensation expense for stock option grants recognized during the fiscal years ended January 31, 2015, 2014 and 2013 was approximately $1.2 million, net of tax of $0.7 million and $0.8 million, net of tax of $0.5 million and $0.4 million, net of tax of $0.3, respectively. Expense related to stock option compensation is recognized on a straight-line basis over the vesting term. As of January 31, 2015, there was approximately $2.5 million of unrecognized compensation cost related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 1.7 years. Total consideration received for stock option exercises during the fiscal years ended January 31, 2015, 2014 and 2013 amounted to approximately $1.7 million, $0.9 million and $1.6 million, respectively. The windfall tax benefit realized on these exercises was approximately $0.4 million.

Transactions for stock options under the Plan since fiscal 2012 are summarized as follows:

	Outstanding Options	Weighted- Average Exercise Price
January 31, 2012	694,982	$19.55
Options granted	258,600	$26.59
Options exercised	(392,093)	$16.88
January 31, 2013	561,489	$24.67
Options granted	106,440	$30.34
Options exercised	(52,023)	$17.54
Options cancelled	(16,500)	$26.59
January 31, 2014	599,406	$26.24
Options granted	116,880	$41.71
Options exercised	(86,066)	$19.75
Options cancelled	(14,000)	$26.59
January 31, 2015	616,220	$30.08

The total intrinsic value of stock options exercised for the fiscal years ended January 31, 2015, 2014 and 2013 was approximately $1.6 million, $1.1 million and $6.3 million, respectively. There were no stock options vested for the fiscal year ended January 31, 2015. The total fair value of the stock options vested for the fiscal years ended January 31, 2014 and 2013 was approximately$0.1 million and $0.1 million, respectively.

The following table summarizes outstanding and exercisable stock options as of January 31, 2015:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$18.03 - $21.02	24,550	0.9	$19.18	24,550	$19.18
$21.03 - $24.02	68,750	3.2	$22.29	68,750	$22.29
$24.03 - $27.02	228,100	7.2	$26.59	-	$-
$27.03 - $32.92	294,820	7.2	$35.47	71,500	$32.92
	616,220	5.1	$30.08	164,800	$26.44

The total intrinsic value of outstanding stock options as of January 31, 2015, 2014 and 2013 was approximately $0.2 million, $6.9 million and $6.7 million, respectively. The total intrinsic value of exercisable stock options as of January 31, 2015, 2014 and 2013 was approximately $0.2 million, $3.4 million and $4.0 million, respectively.

Under the Plan, the Company has the ability to grant stock awards to employees. Stock awards generally vest three to five years from the date of grant. Expense for these grants is recognized on a straight-line basis over the vesting period. The fair value of stock awards is equal to the closing price of the Company’s publicly-traded common stock on the grant date.

For fiscal years 2015, 2014 and 2013, compensation expense for stock awards was approximately $2.4 million, net of tax of $1.5 million, $1.6 million, net of tax of $0.9 and $1.4 million, net of tax of $0.8, respectively. Current accounting guidance requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest and thus, current period compensation expense has been adjusted for estimated forfeitures based on historical data. As of January 31, 2015, there was approximately $6.5 million of unrecognized compensation cost related to unvested stock awards. These costs are expected to be recognized over a weighted-average period of 1.8 years.

Transactions for stock award units under the Plan since fiscal 2012 are summarized as follows:

	Number of Stock Award Units	Weighted- Average Grant Date Fair Value
January 31, 2012	297,269	$14.12
Units granted	85,765	$26.59
Units vested	(30,445)	$15.37
Units forfeited	(9,208)	$15.12
January 31, 2013	343,381	$17.10
Units granted	140,922	$31.33
Units vested	(147,552)	$14.55
Units forfeited	(33,581)	$18.17
January 31, 2014	303,170	$24.84
Units granted	164,122	$41.32
Units vested	(118,368)	$18.66
Units forfeited	(11,568)	$33.58
January 31, 2015	337,356	$34.72

Upon the vesting of a stock award, shares equal to the number of underlying stock award units are issued from the pool of authorized shares. The total intrinsic value of stock award units that vested during fiscal 2015, 2014 and 2013 was approximately $4.9 million, $4.7 million, and $0.8 million, respectively. The windfall tax benefits realized on the vested stock awards for fiscal 2015 were $0.9 million. The weighted-average grant date fair values for stock awards for fiscal 2015, 2014, and 2013 were $41.32, $31.33, and $26.59, respectively. Outstanding stock award units had a total intrinsic value of approximately $8.1 million, $11.4 million, and $12.6 million for fiscal 2015, 2014 and 2013, respectively.

NOTE 11 – OTHER EMPLOYEE BENEFIT PLANS

The Company maintains an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. In addition, the Company maintains defined contribution employee benefit plans for its employees located in Switzerland. Company contributions and expenses of administering the plans amounted to $3.3 million, $3.3 million and $3.4 million in fiscal 2015, 2014 and 2013, respectively.

The Company maintains a defined contribution Deferred Compensation Plan (also known as a supplemental employee retirement plan or SERP). The SERP provides eligible executives with supplemental pension benefits in addition to amounts received under the Company’s other retirement plan. The Company makes a matching contribution which vests equally over five years.

During fiscal 2015, 2014 and 2013, the Company recorded an expense related to the SERP of $0.5 million, $0.4 million and $0.4 million, respectively.

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income at January 31, consisted of the following (in thousands):

	Currency Translation Adjustments	Available-for-sale securities	Net Unrealized Income On Hedging Contracts	Accumulated Other Comprehensive Income
Balance, January 31, 2014	$103,438	$263	$1	$103,702
Other comprehensive (loss) / income before reclassifications	(4,796)	29	-	(4,767)
Amounts reclassified from accumulated other comprehensive income (1)	-	(81)	-	(81)
Net current-period other comprehensive (loss)	(4,796)	(52)	-	(4,848)
As of January 31, 2015	$98,642	$211	$1	$98,854

	Currency Translation Adjustments	Available-for-sale securities	Net Unrealized Income On Hedging Contracts	Accumulated Other Comprehensive Income
Balance, January 31, 2013	$102,220	$50	$1	$102,271
Other comprehensive income before reclassifications	1,135	213	-	1,348
Amounts reclassified from accumulated other comprehensive income (1)	83	-	-	83
Net current-period other comprehensive income	1,218	213	-	1,431
As of January 31, 2014	$103,438	$263	$1	$103,702
(1)	Amounts in fiscal 2015 and 2014 were reclassified to Selling, General and Administrative expenses.

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

The Company divides its business into two major geographic locations: United States operations, and International, which includes the results of all other Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s International operations in Europe, the Americas (excluding the United States), Asia and the Middle East accounted for 18.9%, 11.4%, 8.0% and 7.1%, respectively, of the Company’s total net sales for fiscal 2015. For fiscal 2014, the Company’s International operations in Europe, the Americas (excluding the United States), Asia and the Middle East accounted for 18.5%, 12.4%, 8.1% and 7.8%, respectively, of the Company’s total net sales. For fiscal 2013, the Company’s International operations in Europe, the Americas (excluding the United States), Asia, and the Middle East accounted for 17.1%, 12.0%, 9.4% and 7.3%, respectively, of the Company’s total net sales. Substantially all of the Company’s international assets are located in Switzerland and Asia.

Operating Segment Data as of and for the Fiscal Year Ended January 31, (in thousands):

	Net Sales (1) (2) (7)
	2015	2014	2013
Wholesale:
Luxury brand category	$212,684	$220,267	$207,271
Licensed brands category	294,316	276,356	226,230
After-sales service and all other	15,260	14,367	15,788
Total Wholesale	522,260	510,990	449,289
Retail	64,720	59,265	56,189
Consolidated Total	$586,980	$570,255	$505,478

	Operating Income (3) (4) (5) (6)
	2015	2014	2013
Wholesale	$58,236	$55,241	$38,045
Retail	13,251	12,501	11,301
Consolidated total	$71,487	$67,742	$49,346

	Total Assets		Capital Expenditures
	2015	2014	2015	2014	2013
Wholesale	$562,462	$558,266	$9,321	$15,280	$13,348
Retail	20,561	20,344	1,811	1,427	2,630
Consolidated total	$583,023	$578,610	$11,132	$16,707	$15,978

	Depreciation and Amortization
	2015	2014	2013
Wholesale	$11,053	$10,965	$9,513
Retail	1,416	1,268	1,095
Consolidated total	$12,469	$12,233	$10,608

Geographic Location Data as of and for the Fiscal Year Ended January 31, (in thousands):

	Net Sales (1) (2) (7) (8) (9)			Operating Income (3) (4) (5) (6)
	2015	2014	2013	2015	2014	2013
United States	$320,425	$303,095	$263,551	$18,811	$11,036	$2,171
International	266,555	267,160	241,927	52,676	56,706	47,175
Consolidated total	$586,980	$570,255	$505,478	$71,487	$67,742	$49,346

	Total Assets		Long-Lived Assets
	2015	2014	2015	2014
United States	$209,660	$239,890	$25,950	$25,943
International	373,363	338,720	20,723	21,853
Consolidated total	$583,023	$578,610	$46,673	$47,796
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

(4)	Fiscal 2014 Wholesale and United States operating income included a $2.0 million donation to the Movado Group Foundation.
(5)

Fiscal 2014 Wholesale and United States operating income included $2.5 million duty refund received relating to payments made by the Company in calendar years 2008 through 2011 for drawback claims filed with U.S. Customs & Border Protection.

(6)	Fiscal 2013 Wholesale and United States operating income included a $3.0 million donation to the Movado Group Foundation.

(7)	The United States and International net sales are net of intercompany sales of $305.1 million, $338.6 million and $269.3 million for the years ended January 31, 2015, 2014 and 2013, respectively.
(8)	The United States operating income included $19.3 million, $26.5 million and $27.2 million of unallocated corporate expenses for the twelve months ended January 31, 2015, 2014 and 2013, respectively.
(9)

The International operating income included $47.1 million, $44.2 million and $40.2 million of certain intercompany profits related to the Company’s supply chain operations for the twelve months ended January 31, 2015, 2014 and 2013, respectively.

NOTE 14 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents unaudited selected interim operating results of the Company for fiscal 2015 and 2014 (in thousands, except per share amounts):

	Quarter
	1st	2nd	3rd	4th
Fiscal 2015
Net sales	$120,921	$143,591	$188,557	$133,911
Gross profit	$65,151	$77,606	$99,842	$67,383
Income before income taxes	$10,862	$17,079	$33,306	$9,917
Net income	$7,429	$12,170	$22,417	$9,884
Net income attributed to Movado Group, Inc.	$7,365	$12,151	$22,209	$10,051
Basic income per share:
Net income attributed to Movado Group, Inc.	$0.29	$0.48	$0.88	$0.40
Diluted income per share:
Net income attributed to Movado Group, Inc.	$0.29	$0.47	$0.87	$0.40
Fiscal 2014
Net sales (1)	$110,010	$138,301	$189,685	$132,259
Gross profit (2)	$59,919	$74,818	$101,270	$69,254
Income before income taxes (2)(3)(4)	$11,489	$16,941	$33,984	$6,504
Net income (2)(3)(4)(5)	$8,179	$12,654	$23,414	$7,297
Net income attributed to Movado Group, Inc. (1)(2)(3)(4)(5)	$8,210	$12,454	$23,019	$7,193
Basic income per share:
Net income attributed to Movado Group, Inc.	$0.32	$0.49	$0.90	$0.28
Diluted income per share:
Net income attributed to Movado Group, Inc.	$0.32	$0.48	$0.89	$0.28

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

(2)

Gross profit in the fourth quarter of fiscal 2014 includes a $2.5 million pre-tax duty refund received relating to payments      made by the Company in calendar years 2008 through 2011 for drawback claims filed with U.S. Customs and Border Protection and a $7.5 million pre-tax charge related to the anticipated ESQ Movado product returns and the write down of ESQ Movado excess inventory.  This charge resulted from the Company’s strategic decision to reduce the presence of ESQ Movado watches while expanding the Movado brand offering in certain retail doors.

(3)

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

(4)	Income before income taxes in the first quarter of fiscal 2014 consists of a pre-tax gain of $1.5 million recorded in other income, related to the sale of a building.
(5)	Net income in the second quarter of 2014 includes a benefit of $1.0 million related to U.S. and foreign tax settlements and the release of uncertain tax positions.

NOTE 15 - SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows (in thousands):

	Fiscal Year Ended January 31,
	2015	2014	2013
Cash paid during the year for:
Interest	$226	$282	$212
Income taxes paid / (received) (1)	$12,493	$8,013	$6,520
Supplemental disclosures of non-cash investing activities:
Additions to property, plant and equipment included in accrued liabilities	$127	$-	$1,705
(1)	Fiscal 2015, 2014 and 2013 income taxes paid / (received) includes payments of $12.5 million, $8.1 million and $6.8 million taxes paid, respectively.

NOTE 16 – OTHER INCOME

Other income for the twelve months ended January 31, 2014 consisted of a $1.5 million pre-tax gain on the sale of a building. The Company received cash proceeds from the sale of $2.2 million in the first quarter of fiscal year 2014. Prior to the sale, the building had been classified as an asset held for sale in other current assets.

NOTE 17 – NET INCOME ATTRIBUTABLE TO MOVADO GROUP, INC. AND TRANSFERS TO NONCONTROLLING INTEREST

	For Fiscal Year Ended January 31, (in thousands)
	2015	2014	2013
Net income attributable to Movado Group, Inc.	$51,776	$50,877	$57,083
Transfers to the noncontrolling interest
Decrease in Movado Group, Inc.’s paid in capital for purchase of 39% of MGS common shares	-	-	(3,362)
Net transfers to noncontrolling interest	-	-	(3,362)
Change from net income attributable to Movado Group, Inc. and transfers to noncontrolling interest	$51,776	$50,877	$53,721

In the U.K., the Company signed a joint venture agreement (the “JV Agreement”) on May 11, 2007, with Swico Limited (“Swico”), an English company with established distribution, marketing and sales operations in the U.K. Swico had been the Company’s exclusive distributor of HUGO BOSS watches in the U.K. since 2005. Under the JV Agreement, the Company and Swico controlled 51% and 49%, respectively, of MGS Distribution Limited, an English company (“MGS”) responsible for the marketing, distribution and sale in the U.K. of the Company’s licensed brands. On January 30, 2013, a mutual agreement was reached by the Company and Swico to terminate the JV Agreement. This resulted in the Company acquiring additional shares in MGS from Swico, thereby increasing its ownership interest in MGS to 90%. Henceforth the Company manages MGS as a wholly-owned subsidiary, with Swico continuing to provide logistical support and after-sale service for the brands distributed by MGS in the U.K. which, in addition to the Company’s licensed brands, also includes Movado and Ebel watches.

NOTE 18 – TREASURY STOCK

On March 21, 2013, the Board approved a share repurchase program under which the Company was authorized to purchase up to $50.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. The Company may purchase shares of its common stock through open market purchases, repurchase programs, block trades or otherwise. On November 25, 2014, the Board increased the amount of the share repurchase authorization to $100.0 million. This authorization expires on January 31, 2016. During the twelve months ended January 31, 2015, the Company repurchased a total of 833,973 shares of its common stock at a total cost of approximately $26.4 million, or an average of $31.63 per share. During the twelve months ended January 31, 2014, the Company repurchased a total of 272,533 shares of its common stock at a total cost of approximately $10.5 million, or an average of $38.48 per share, which included 27,000 shares repurchased from the Movado Group Foundation at a total cost of approximately $1.1 million or an average of $39.21 per share.

NOTE 19 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This pronouncement affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This pronouncement provides alternative methods of retrospective adoption and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The Company is evaluating the effect of adopting this pronouncement, but the adoption is not expected to have a material impact on the Company’s consolidated financial statements.

Schedule II

MOVADO GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at beginning of year	Net provision charged to operations	Currency revaluation	Net write-offs	Balance at end of year
Year ended January 31, 2015:
Doubtful accounts	$3,315	$1,188	$(132)	$(1,124)	$3,247
Returns	16,323	25,194	(87)	(32,694)	8,736
Other sales allowances	3,462	6,372	(105)	(4,661)	5,068
Total	$23,100	$32,754	$(324)	$(38,479)	$17,051
Year ended January 31, 2014:
Doubtful accounts	$4,356	$612	$(27)	$(1,626)	$3,315
Returns (1) *	7,448	35,515	(63)	(26,577)	16,323
Other sales allowances	8,205	5,189	(52)	(9,880)	3,462
Total	$20,009	$41,316	$(142)	$(38,083)	$23,100
Year ended January 31, 2013:
Doubtful accounts	$7,741	$—	$46	$(3,431)	$4,356
Returns *	8,353	26,130	(15)	(27,020)	7,448
Other sales allowances (2)	2,664	10,223	28	(4,710)	8,205
Total	$18,758	$36,353	$59	$(35,161)	$20,009
(1)

In fiscal 2014, net provision and the ending balance for returns includes a $7.8 million sales reserve, for anticipated returns in fiscal 2015 which resulted from the Company’s decision to reduce the presence of ESQ Movado while expanding the Movado brand offering in certain retail doors.

(2)	In fiscal 2013, net provision and the ending balance for other allowances includes a sales allowance of $4.9 million related to the repositioning of the Coach watch.
*	Certain reclassifications were made to conform to the fiscal 2015 presentation.

Description	Balance at beginning of year	Net provision charged to operations	Currency revaluation	Adjustments	Balance at end of year
Year ended January 31, 2015:
Deferred tax asset valuation (1)	$7,798	$—	$(801)	$1,310	$8,307
Year ended January 31, 2014:
Deferred tax asset valuation (2)	$11,491	$—	$(201)	$(3,492)	$7,798
Year ended January 31, 2013:
Deferred tax asset valuation (3)	$32,856	$—	$(375)	$(20,990)	$11,491

(1)The detail of adjustments is as follows:		(2)The detail of adjustments is as follows:
Prior year adjustments and tax rate changes	$29	Prior year adjustments and tax rate changes	$238
P&L adjustments	1,281	Reversal due to merger / liquidations	(2,302)
	$1,310	P&L adjustments	(1,428)
			$(3,492)

(3)The detail of adjustments is as follows:
Expired tax losses	$(208)
Prior year adjustments and tax rate changes	(23)
OCI Adjustments	(942)
P&L Adjustments	(19,817)
$(20,990)

S-1