Form 10-Q
period 2015-04-30
MOVADO GROUP INC
filed 2015-05-27
CIK 72573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2015

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

The number of shares outstanding of the registrant’s Common Stock and Class A Common Stock as of May 21, 2015 were 17,114,255 and 6,644,105, respectively.

MOVADO GROUP, INC.

Index to Quarterly Report on Form 10-Q

April 30, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	April 30,	January 31,	April 30,
	2015	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$185,828	$199,852	$137,827
Short-term investments	—	—	34,063
Trade receivables	73,472	74,106	77,395
Inventories	183,904	170,788	184,443
Other current assets	43,960	40,532	47,228
Total current assets	487,164	485,278	480,956

Property, plant and equipment, net	44,354	46,673	46,806
Deferred income taxes	13,536	13,550	15,058
Other non-current assets	39,483	37,522	32,064
Total assets	$584,537	$583,023	$574,884
LIABILITIES AND EQUITY
Current liabilities:
Loans payable to bank	$25,000	$—	$—
Accounts payable	25,647	27,767	25,644
Accrued liabilities	37,899	30,933	36,854
Deferred and current income taxes payable	1,352	7,372	5,777
Total current liabilities	89,898	66,072	68,275

Deferred and non-current income taxes payable	3,505	3,470	3,792
Other non-current liabilities	30,484	29,196	27,244
Total liabilities	123,887	98,738	99,311

Commitments and contingencies (Note 8)
Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 26,926,331,26,849,080 and 26,753,324 shares issued, respectively	269	268	268
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,644,105,6,642,184 and 6,638,262 shares issued and outstanding, respectively	66	66	66
Capital in excess of par value	176,524	174,826	168,067
Retained earnings	358,992	358,006	321,176
Accumulated other comprehensive income	95,221	98,854	111,832
Treasury Stock, 9,662,176, 8,784,497 and 8,081,423 shares, respectively, at cost	(172,515)	(149,811)	(128,657)
Total Movado Group, Inc. shareholders' equity	458,557	482,209	472,752
Noncontrolling interests	2,093	2,076	2,821
Total equity	460,650	484,285	475,573
Total liabilities and equity	$584,537	$583,023	$574,884

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended April 30,
	2015	2014
Net sales	$120,461	$120,921
Cost of sales	58,012	55,770
Gross profit	62,449	65,151
Selling, general, and administrative	55,574	54,230
Operating income	6,875	10,921
Interest expense	(152)	(94)
Interest income	53	35
Income before income taxes	6,776	10,862
Provision for income taxes (Note 9)	3,135	3,433
Net income	3,641	7,429
Less: Net income attributed to noncontrolling interests	19	64
Net income attributed to Movado Group, Inc.	$3,622	$7,365

Basic income per share:
Weighted basic average shares outstanding	24,279	25,325
Net income per share attributed to Movado Group, Inc.	$0.15	$0.29

Diluted income per share:
Weighted diluted average shares outstanding	24,569	25,696
Net income per share attributed to Movado Group, Inc.	$0.15	$0.29

Dividends declared per share	$0.11	$0.10

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) \ INCOME

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2015	2014
Comprehensive (loss) \ income, net of taxes:
Net income including noncontrolling interests	$3,641	$7,429
Net unrealized gain on investments, net of tax of $4 and $39, respectively	10	70
Net change in effective portion of hedging contracts, net of tax benefit of $100 and $0, respectively	(508)	-
Foreign currency translation adjustments	(3,137)	8,131
Comprehensive income including noncontrolling interests	6	15,630
Less: Comprehensive income attributable to noncontrolling interests	17	135
Total comprehensive (loss) \ income attributable to Movado Group, Inc.	$(11)	$15,495

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2015	2014
Cash flows from operating activities:
Net income including noncontrolling interests	$3,641	$7,429
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	2,981	3,022
Transactional (gains) \ losses	(774)	1,097
Write-down of inventories	330	302
Deferred income taxes	283	155
Stock-based compensation	1,520	1,180
Excess tax benefit from stock-based compensation	(42)	(858)
Operating efficiency initiatives and other items	2,670	-
Changes in assets and liabilities:
Trade receivables	685	(8,092)
Inventories	(14,205)	(1,034)
Other current assets	(3,959)	(2,775)
Accounts payable	(2,079)	(8,228)
Accrued liabilities	4,044	(5,950)
Income taxes payable	(5,914)	1,473
Other non-current assets	(1,641)	(1,477)
Other non-current liabilities	1,286	1,703
Net cash (used in) operating activities	(11,174)	(12,053)
Cash flows from investing activities:
Capital expenditures	(1,461)	(1,523)
Trademarks	(94)	(20)
Net cash (used in) investing activities	(1,555)	(1,543)
Cash flows from financing activities:
Stock options exercised and other changes	(513)	(1,324)
Excess tax benefit from stock-based compensation	42	858
Proceeds from bank borrowings	25,000	-
Dividends paid	(2,636)	(2,523)
Stock repurchase	(22,154)	(5,312)
Net cash (used in) financing activities	(261)	(8,301)

Effect of exchange rate changes on cash and cash equivalents	(1,034)	2,065
Net (decrease) in cash and cash equivalents	(14,024)	(19,832)
Cash and cash equivalents at beginning of period	199,852	157,659
Cash and cash equivalents at end of period	$185,828	$137,827

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

BASIS OF PRESENTATION

The accompanying interim unaudited consolidated financial statements have been prepared by Movado Group, Inc. (the “Company”), in a manner consistent with that used in the preparation of the annual audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015 (the “2015 Annual Report on Form 10-K”). In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial position and results of operations for the periods presented. The consolidated balance sheet data at January 31, 2015 is derived from the audited annual financial statements, which are included in the Company’s 2015 Annual Report on Form 10-K and should be read in connection with these interim unaudited financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

NOTE 1 – FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Accounting guidance establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value into three broad levels as follows:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.
●	Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
●	Level 3 – Unobservable inputs based on the Company’s assumptions.

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands) as of April 30, 2015 and 2014 and January 31, 2015:

		Fair Value at April 30, 2015
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$327	$—	$—	$327
Long-term investment	Other non-current assets	—	—	1,264	1,264
SERP assets - employer	Other non-current assets	1,520	—	—	1,520
SERP assets - employee	Other non-current assets	26,047	—	—	26,047
Hedge derivatives	Other current assets	—	866	—	866
Total		$27,894	$866	$1,264	$30,024
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$26,047	$—	$—	$26,047
Hedge derivatives	Accrued liabilities	—	690	—	690
Total		$26,047	$690	$—	$26,737

		Fair Value at January 31, 2015
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$314	$—	$—	$314
Long-term investment	Other non-current assets	—	—	1,240	1,240
SERP assets - employer	Other non-current assets	1,351	—	—	1,351
SERP assets - employee	Other non-current assets	24,811	—	—	24,811
Hedge derivatives	Other current assets	—	1,298	—	1,298
Total		$26,476	$1,298	$1,240	$29,014
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$24,811	$—	$—	$24,811
Hedge derivatives	Accrued liabilities	—	71	—	71
Total		$24,811	$71	$—	$24,882

		Fair Value at April 30, 2014
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$687	$—	$—	$687
Time deposits	Short-term investments	34,063	—	—	34,063
SERP assets - employer	Other non-current assets	1,273	—	—	1,273
SERP assets - employee	Other non-current assets	22,478	—	—	22,478
Hedge derivatives	Other current assets	—	772	—	772
Total		$58,501	$772	$—	$59,273
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$22,478	$—	$—	$22,478
Hedge derivatives	Accrued liabilities	—	10	—	10
Total		$22,478	$10	$—	$22,488

The fair values of the Company’s available-for-sale securities are based on quoted prices. The fair value of the long-term investment is based on the purchase price plus eight percent calculated annually. Time deposits are classified as short-term investments and held to original maturity. The assets related to the Company’s defined contribution supplemental executive retirement plan (“SERP”) consist of both employer (employee unvested) and employee assets which are invested in investment funds with fair values calculated based on quoted market prices. The SERP liability represents the Company’s liability to the employees in the plan for their vested balances. The hedge derivatives are entered into by the Company principally to reduce its exposure to Swiss franc and Euro currency exchange rate risk. Fair values of the Company’s hedge derivatives are calculated based on quoted foreign exchange rates, quoted interest rates and market volatility factors.

The following table presents a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of April 30, 2015 and 2014 and January 31, 2015.  Level 3 consists of a long-term investment.

	April 30, 2015	January 31, 2015	April 30, 2014
Balance, beginning of fiscal year	$1,240	$—	$—
Purchase of long-term investment	—	1,200	—
Interest income	24	40	—
Balance, end of period	$1,264	$1,240	$—

NOTE 2 – EQUITY

The components of equity for the three months ended April 30, 2015 and 2014 are as follows (in thousands):

	Movado Group, Inc. Shareholders' Equity
	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance, January 31, 2015	$268	$66	$174,826	$358,006	$(149,811)	$98,854	$2,076	$484,285
Net income				3,622			19	3,641
Dividends				(2,636)				(2,636)
Stock repurchase					(22,154)			(22,154)
Stock options exercised, net of tax benefit of $42	1		78		(550)			(471)
Supplemental executive retirement plan			100					100
Stock-based compensation expense			1,520					1,520
Net unrealized gain on investments, net of tax of $4						10		10
Net change in effective portion of hedging contracts, net of tax benefit of $100						(508)		(508)
Foreign currency translation adjustment (3)						(3,135)	(2)	(3,137)
Balance, April 30, 2015	$269	$66	$176,524	$358,992	$(172,515)	$95,221	$2,093	$460,650

	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance, January 31, 2014	$266	$66	$165,342	$316,334	$(122,406)	$103,702	$2,686	$465,990
Net income				7,365			64	7,429
Dividends				(2,523)				(2,523)
Stock repurchase					(5,312)			(5,312)
Stock options exercised, net of tax benefit of $858	2		856		(1,324)			(466)
Supplemental executive retirement plan			18					18
Stock-based compensation expense			1,180					1,180
Net unrealized gain on investments, net of tax of $39						70		70
Stock donation			671		385			1,056
Foreign currency translation adjustment (3)						8,060	71	8,131
Balance, April 30, 2014	$268	$66	$168,067	$321,176	$(128,657)	$111,832	$2,821	$475,573

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

The Company conducts its business in two operating segments: Wholesale and Retail. The Company’s Wholesale segment includes the designing, manufacturing and distribution of watches of quality luxury brands or licensed brands, in addition to revenue generated from after-sales service activities and shipping. The Retail segment includes the Company’s outlet stores.

The Company divides its business into two major geographic locations: United States operations, and International, which includes the results of all other Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 18.6%, 11.0%, 8.7% and 8.1%, respectively, of the Company’s total net sales for the three months ended April 30, 2015. For the three months ended April 30, 2014, the Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 20.3%, 12.8%, 8.1% and 7.4%, respectively, of the Company’s total net sales. Substantially all of the Company’s International assets are located in Switzerland and Hong Kong.

Operating Segment Data for the Three Months Ended April 30, 2015 and 2014 (in thousands):

	Net Sales
	2015	2014
Wholesale:
Luxury brands category	$44,903	$44,220
Licensed brands category	60,842	61,729
After-sales service and all other	3,852	3,736
Total Wholesale	109,597	109,685
Retail	10,864	11,236
Consolidated total	$120,461	$120,921

	Operating Income
	2015	2014
Wholesale	$5,925	$9,375
Retail	950	1,546
Consolidated total	$6,875	$10,921

	Total Assets
	April 30, 2015	January 31, 2015	April 30, 2014
Wholesale	$563,947	$562,462	$553,833
Retail	20,590	20,561	21,051
Consolidated total	$584,537	$583,023	$574,884

Geographic Location Data for the Three Months Ended April 30, 2015 and 2014 (in thousands):

	Net Sales		Operating Income / (Loss)
	2015	2014	2015	2014
United States (1)	$64,584	$62,279	$2,429	$(843)
International (2)	55,877	58,642	4,446	11,764
Consolidated total	$120,461	$120,921	$6,875	$10,921

United States and International net sales are net of intercompany sales of $81.5 million and $64.8 million for the three months ended April 30, 2015 and 2014, respectively.

(1) The United States operating income included $7.1 million and $7.0 million of unallocated corporate expenses for the three months ended April 30, 2015 and 2014.

(2) The International operating income included $8.8 million and $9.6 million of certain intercompany profits related to the Company’s supply chain operations for the three months ended April 30, 2015 and 2014.

	Total Assets
	April 30, 2015	January 31, 2015	April 30, 2014
United States	$214,062	$209,660	$218,760
International	370,475	373,363	356,124
Consolidated total	$584,537	$583,023	$574,884

	Long-Lived Assets
	April 30, 2015	January 31, 2015	April 30, 2014
United States	$25,072	$25,950	$24,969
International	19,282	20,723	21,837
Consolidated total	$44,354	$46,673	$46,806

NOTE 4 – INVENTORIES

Inventories consisted of the following (in thousands):

	April 30, 2015	January 31, 2015	April 30, 2014
Finished goods	$128,451	$115,435	$121,150
Component parts	50,100	49,790	55,272
Work-in-process	5,353	5,563	8,021
	$183,904	$170,788	$184,443

NOTE 5 – DEBT AND LINES OF CREDIT

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

As of April 30, 2015, $25.0 million in loans were drawn under the Facility. Additionally, approximately $3.5 million in letters of credit which were outstanding under the Borrower’s pre-existing asset-based revolving credit facility that was concurrently terminated as described below, were deemed to be issued and outstanding under the Facility.  As of April 30, 2015, availability under the Facility was approximately $71.5 million.

Borrowings under the Facility bear interest at rates selected periodically by the Company at LIBOR plus 1.25% per annum (subject to increases up to a maximum of 1.75% per annum based on the Company’s consolidated leverage ratio) or a base rate plus 0.25% (subject to increases up to a maximum of 0.75% per annum based on the Company’s consolidated leverage ratio).  The Company has also agreed to pay certain fees and expenses and provide certain indemnities, all of which are customary for such financings.

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

The Credit Agreement contains affirmative and negative covenants binding on the Borrowers and their subsidiaries that are customary for credit facilities of this type, including, but not limited to, restrictions and limitations on the incurrence of debt and liens, dispositions of assets, capital expenditures, dividends and other payments in respect of equity interests, the making of loans and equity investments, mergers, consolidations, liquidations and dissolutions, and transactions with affiliates (in each case, subject to various exceptions). As of April 30, 2015, the Company was in compliance with its covenants under the Credit Agreement.

The Borrowers are also subject to a minimum consolidated EBITDA test of $50.0 million, measured at the end of each fiscal quarter based on the four most recent fiscal quarters and a consolidated leverage ratio covenant not to exceed 2.50 to 1.00, measured as of the last day of each fiscal quarter.

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

On January 30, 2015, in connection with the Company’s entry into the Credit Agreement, the Company terminated its Amended and Restated Loan and Security Agreement, dated as of July 17, 2009, as amended, by and between the Borrowers, the lenders party thereto and Bank of America, N.A., as agent for the lenders.  There were no borrowings outstanding under that agreement as of April 30, 2014 or January 31, 2015, and there were no material early termination penalties incurred as a result of the termination of that agreement.  Additionally, the Company used cash on-hand to pay accrued fees and expenses in conjunction with the termination of that agreement and the rollover of certain outstanding letters of credit into the Facility.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. As of April 30, 2015 and 2014, these lines of credit totaled 5.0 million Swiss francs with a dollar equivalent of $5.4 million and $5.7 million.  As of April 30, 2015 and 2014, there were no borrowings against these lines. As of April 30, 2015, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.2 million in various foreign currencies.

NOTE 6 – EARNINGS PER SHARE

The Company presents net income per share on a basic and diluted basis. Basic earnings per share are computed using weighted-average shares outstanding during the period. Diluted earnings per share are computed using the weighted-average number of shares outstanding adjusted for dilutive common stock equivalents.

The weighted-average number of shares outstanding for basic earnings per share was approximately 24,279,000 and 25,325,000 for the three months ended April 30, 2015 and 2014, respectively. For the three months ended April 30, 2015 and 2014, the number of shares outstanding for diluted earnings per share increased by approximately 290,000 and 371,000, respectively, due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans and SERP.

For the three months ended April 30, 2015 and 2014, approximately 371,000 and 36,000, respectively, of potentially dilutive common stock equivalents were excluded from the computation of dilutive earnings per share because their effect would have been antidilutive.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

As of April 30, 2015, one bank in the domestic bank group had issued four irrevocable standby letters of credit in connection with a trademark license agreement, retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada. As of April 30, 2015, the Company had outstanding letters of credit totaling $3.5 million with expiration dates through April 30, 2016.

As of April 30, 2015, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.2 million in various foreign currencies.

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

The Company believes that it has valid legal defenses to all of the matters currently pending against it. These matters are inherently unpredictable and the resolutions of these matters are subject to many uncertainties and the outcomes are not predictable with assurance. Consequently, management is unable to estimate the ultimate aggregate amount of monetary loss, amounts covered by insurance or the financial impact that will result from such matters.

NOTE 8 – INCOME TAXES

The Company recorded an income tax provision of $3.1 million and $3.4 million for the three months ended April 30, 2015 and 2014, respectively.

The effective tax rate was 46.3% and 31.6% for the three months ended April 30, 2015 and 2014, respectively. The increase in the effective tax rate was primarily due to certain costs related to the operating efficiency initiatives and other items (see note 13) resulting in deferred tax benefits that were valued and recording a valuation allowance against certain foreign deferred tax assets.

The effective tax rate for the three months ended April 30, 2015 differs from the U.S. statutory tax rate of 35.0% primarily due to no tax benefit being recognized on losses incurred by certain foreign operations, recording a valuation allowance against certain foreign deferred tax assets, and certain costs related to the operating efficiency initiatives and other items (see note 13) resulting in deferred tax benefits that were valued, partially offset by foreign earnings being taxed at rates lower than the U.S. statutory tax rate. The effective tax rate for the three months ended April 30, 2014 differs from the U.S. statutory tax rate of 35.0%, primarily due to foreign earnings being taxed at rates lower than the U.S. statutory tax rate, partially offset by no tax benefit being recognized on losses incurred by certain foreign operations.

NOTE 9– DERIVATIVE FINANCIAL INSTRUMENTS

The Company accounts for its derivative financial instruments in accordance with guidance which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. A significant portion of the Company’s purchases are denominated in Swiss francs. The Company also sells to third-party customers in a variety of foreign currencies, most notably the Euro. The Company reduces its exposure to the Swiss franc and the Euro exchange rate risks through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. In the event these exposures do not offset, the Company uses various derivative financial instruments to further reduce the net exposures to currency fluctuations, predominately forward contracts. When entered into, the Company designates and documents these derivative instruments as a cash flow hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. Changes in the fair value of a derivative that is designated and documented as a cash flow hedge and is highly effective, are recorded in other comprehensive income until the underlying transaction affects earnings, and then are later reclassified into earnings in the same account as the hedged transaction. The earnings impact is partially offset by the effects of currency movements on the underlying hedged transactions. The Company formally assesses, both at the inception and at each financial quarter thereafter, the effectiveness of the derivative instrument hedging the underlying forecasted cash flow transaction. Any ineffectiveness related to the derivative financial instruments’ change in fair value will be recognized as other income in the Consolidated Statements of Operations in the period in which the ineffectiveness was calculated. No ineffectiveness has been recorded in the three months ended April 30, 2015 and 2014.

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

As of April 30, 2015, the Company’s entire net forward contracts hedging portfolio consisted of 28.0 million Swiss francs equivalent and 14.0 million Euros equivalent for various expiry dates ranging through December 18, 2015.

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for derivatives (in thousands):

	Asset Derivatives				Liability Derivatives
	Balance Sheet Location	April 30, 2015 Fair Value	January 31, 2015 Fair Value	April 30, 2014 Fair Value	Balance Sheet Location	April 30, 2015 Fair Value	January 31, 2015 Fair Value	April 30, 2014 Fair Value
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$866	$1,298	$772	Accrued Liabilities	$87	$71	$10
Total Derivative Instruments		$866	$1,298	$772		$87	$71	$10

	Liability Derivatives
	Balance Sheet Location	April 30, 2015 Fair Value	January 31, 2015 Fair Value	April 30, 2014 Fair Value
Derivatives designated as hedging instruments:
Foreign Exchange Contracts	Accrued Liabilities	$603	$-	$-
Total Derivative Instruments		$603	$-	$-

As of April 30, 2015, the balance of deferred net losses on derivative financial instruments documented as cash flow hedges included in accumulated other comprehensive income (“AOCI”) was $0.5 million, net of tax benefit of $0.1 million.  As of April 30, 2014, there was no balance of deferred net losses on derivative financial instruments documented as cash flow hedges included in AOCI. The maximum length of time the Company hedges its exposure to the fluctuation in future cash flows for forecasted transactions is 24 months. For the three months ended April 30, 2015, the Company reclassified from AOCI to earnings $0.1 million of net gains, net of tax of $0.1 million. For the three months ended April 30, 2014, the Company had no reclassifications from AOCI to earnings.

NOTE 10 - ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income consisted of the following (in thousands):

	Currency Translation Adjustments	Available-for-sale securities	Net Unrealized Income \ (Loss) On Hedging Contracts	Accumulated Other Comprehensive Income
Balance, January 31, 2015	$98,642	$211	$1	$98,854
Other comprehensive (loss) \ income before reclassifications	(3,135)	10	(679)	(3,804)
Amounts reclassified from accumulated other comprehensive (loss) \ income (1)	—	—	171	171
Net current-period other comprehensive (loss) \ income	(3,135)	10	(508)	(3,633)
As of April 30, 2015	$95,507	$221	$(507)	$95,221

	Currency Translation Adjustments	Available-for-sale securities	Net Unrealized Income On Hedging Contracts	Accumulated Other Comprehensive Income
Balance, January 31, 2014	$103,438	$263	$1	$103,702
Other comprehensive income before reclassifications	8,060	70	—	8,130
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current-period other comprehensive income	8,060	70	—	8,130
As of April 30, 2014	$111,498	$333	$1	$111,832

(1)	Amounts reclassified to earnings in the Consolidated Statements of Operations.

NOTE 11 – TREASURY STOCK

On March 21, 2013, the Board approved a share repurchase program under which the Company was authorized to purchase up to $50.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. The Company may purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise. On November 25, 2014, the Board increased the amount of the share repurchase authorization to $100.0 million. This authorization expires on January 31, 2016.  During the three months ended April 30, 2015, the Company repurchased a total of 859,700 shares of its common stock at a total cost of approximately $22.2 million or an average cost of $25.77 per share.  During the three months ended April 30, 2014, the Company repurchased a total of 133,073 shares of its common stock at a total cost of approximately $5.3 million or an average cost of $39.92 per share.

There were 17,979 shares of common stock repurchased during the three months ended April 30, 2015 as a result of the surrender of shares in connection with the vesting of certain stock awards. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS

On April 7, 2015, FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which states that debt issuance costs be presented in the balance sheet as a direct deduction from the debt liability, consistent with debt discounts. Under current accounting standards, such costs are recorded as an asset. The new guidance is effective for the beginning of the Company’s fiscal year 2017, with early adoption permitted. This new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

NOTE 13 – OPERATING EFFICIENCY INITIATIVES AND OTHER ITEMS

As a result of actions taken by the Company in fiscal 2016 to achieve greater operating efficiencies and streamline its operations, primarily at certain of its foreign subsidiaries, the Company recorded $2.7 million of pre-tax expenses primarily for severance, occupancy charges, and fixed assets. The Company expects that the remaining liabilities will be paid during fiscal 2016.

A summary rollforward of costs related to the operating efficiency initiatives and other items is as follows (in thousands):

	Balance at January 31, 2015	Fiscal 2016 charges (4)	Cash payments	Non-cash adjustments	Accrued balance at April 30, 2015
Severance (1)	$1,080	$1,300	$(365)	$-	$2,015
Occupancy charges (1) (2)	-	788	(16)	-	772
Fixed assets (1) (3)	-	582	-	(582)	-
Total	$1,080	$2,670	$(381)	$(582)	$2,787

(1)

The total severance charges of $1.3 million include $0.6 million in SG&A and $0.7 million in Cost of sales on the Consolidated Statement of Operations for the three months ended April 30, 2015. The occupancy charge of $0.8 million and fixed asset charge of $0.6 million are included in SG&A on the Consolidated Statement of Operations for the three months ended April 30, 2015

(2)	Occupancy charges include expenses for rent, office equipment and legal expenses.
(3)	Includes $0.5 million related to closing of certain shop-in-shops that were no longer in use in Asia.
(4)

This pre-tax charge was the net of a $0.9 million transfer of the provision related to severance agreements and a charge of $3.6 million in the United States and International locations of the Wholesale segment, respectively.

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

These risks and uncertainties, along with the risk factors discussed under Item 1A “Risk Factors” in the Company’s 2015 Annual Report on Form 10-K, should be considered in evaluating any forward-looking statements contained in this report or incorporated by reference herein. All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to the Company or any person acting on its behalf are qualified by the cautionary statements in this section. The Company undertakes no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

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

Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and the results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s most critical accounting policies have been discussed in the Company’s 2015 Annual Report on Form 10-K.

As of April 30, 2015, there have been no material changes to any of the critical accounting policies as disclosed in the Company’s 2015 Annual Report on Form 10-K.

Recent Developments

As a result of actions taken by the Company in fiscal 2016 to achieve greater operating efficiencies and streamline its operations, primarily at certain of its foreign subsidiaries, the Company recorded $2.7 million of pre-tax expenses primarily for severance, occupancy charges, and fixed assets (see note 13- Operating Efficiency Initiatives and Other Items).

On May 27, 2015, the Board approved the payment of a cash dividend in the amount of $0.11 for each share of the Company’s outstanding common stock and class A common stock. The dividend will be paid on June 22, 2015 to all shareholders of record as of the close of business on June 8, 2015. The decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

On May 1, 2015, the Company and ABG Juicy Couture, LLC entered into Amendment Number 5, effective as of January 1, 2014, to that certain License Agreement between them dated as of November 15, 2005 (as previously amended, the "Amended License Agreement"), which extends the term of the Amended License Agreement through December 31, 2017 and makes certain other modifications to the Amended License Agreement.

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

Gross margins vary among the brands included in the Company’s portfolio and also among watch models within each brand. Watches in the luxury category generally earn higher gross margin percentages than watches in the licensed brands category. The difference in gross margin percentages for the licensed brands category is primarily the impact of royalty payments made on the licensed brands.  Gross margins in the Company’s outlet business are affected by the mix of product sold and may exceed those of the wholesale business since the Company earns margins on its outlet store sales from manufacture to point of sale to the consumer.

Results of operations for the three months ended April 30, 2015 as compared to the three months ended April 30, 2014

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Three Months Ended April 30,
	2015	2014
Wholesale:
United States	$53,720	$51,043
International	55,877	58,642
Total Wholesale	109,597	109,685
Retail	10,864	11,236
Net Sales	$120,461	$120,921

Comparative net sales by categories were as follows (in thousands):

	Three Months Ended April 30,
	2015	2014
Wholesale:
Luxury brands category	$44,903	$44,220
Licensed brands category	60,842	61,729
After-sales service and all other	3,852	3,736
Total Wholesale	109,597	109,685
Retail	10,864	11,236
Consolidated total	$120,461	$120,921

Net sales for the three months ended April 30, 2015 were $120.5 million, below the prior year period by $0.5 million or 0.4%. For the period ended April 30, 2015, fluctuations in foreign currency exchange rates unfavorably impacted net sales by $6.5 million when compared to the prior year period.

Net sales for the three months ended April 30, 2015 in the Wholesale segment were $109.6 million, a slight decrease compared to the prior year period of $0.1 million or 0.1%.  The slight decrease in net sales was the net result of a decrease in net sales in the International location, partially offset by sales increases in the United States location of the Wholesale segment.

Net sales for the three months ended April 30, 2015 in the United States location of the Wholesale segment were $53.7 million, above the prior year period by $2.7 million or 5.2%, primarily driven by sales increases in both the luxury and licensed brands categories. The net sales increase recorded in the luxury brands category was $1.3 million, or 4.0%, which was primarily attributable to the strong sell-through and expansion in the Company’s retail distribution channels. The sales increase in the luxury brands category was primarily due to higher sales in the Movado brand, partially offset by lower ESQ Movado brand sales. The sales increase in the Movado brand was primarily due to higher sales of Movado BOLD and the introduction of new products in the current year, all of which were supported by the Company’s continued focus and investment in marketing and advertising. These increases were partially offset by a decrease in ESQ Movado brand sales as a result of the ESQ/Movado conversion strategy in the prior year.  The sales increase in the licensed brands category was primarily due to higher sales of certain licensed brands, as a result of strong sell-through, as design and key price points resonated well with customers.

Net sales for the three months ended April 30, 2015 in the International location of the Wholesale segment were $55.9 million, below prior year by $2.8 million or 4.7%, which included fluctuations in foreign currency exchange rates which unfavorably impacted net sales by $6.5 million when compared to the prior year period. This decrease was primarily driven by sales decreases in both the licensed brands and luxury brands categories. Net sales in the licensed brands category were below the prior year period by $2.1 million, or 4.7%, due to lower sales of certain licensed brands primarily due to the translational impact of the weaker European and Canadian currencies when compared to the prior year period.  The net sales decrease in the luxury category of $0.6 million was primarily due to lower sales of Movado brand watches. The decrease in Movado watch sales was primarily due to weaker than expected performance in certain markets, including Asia and South America.

Net sales for the three months ended April 30, 2015 in the retail segment were $10.9 million, representing a 3.3% decrease from the prior year period sales of $11.2 million. The decrease in net sales was primarily due to inclement weather, which slowed foot traffic in certain locations of the Company’s outlets when compared to the prior year period. As of April 30, 2015, the Company operated 38 outlet stores, compared to 35 outlet stores at the end of the prior year period.

Gross Profit.  Gross profit for the three months ended April 30, 2015 was $62.4 million or 51.8% of net sales as compared to $65.2 million or 53.9% of net sales in the prior year period. The decrease in gross profit of $2.7 million, as well as a decrease in the gross margin percentage of approximately 210 basis points for the three months ended April 30, 2015, was primarily due to an unfavorable impact of fluctuations in foreign currency exchange rates of approximately 200 basis points and an unfavorable impact of approximately 60 basis points related to charges from the Company’s operating efficiencies initiative, partially offset by a favorable shift in channel and product mix of approximately 60 basis points.

Selling, General and Administrative (“SG&A”).  SG&A expenses for the three months ended April 30, 2015 were $55.6 million, representing an increase from the prior year period of $1.3 million or 2.5%. The increase in SG&A expenses was attributable to a charge for the Company’s operating efficiencies initiative and other items of $2.0 million and an increase in compensation, benefits and other payroll related expenses of $1.5 million, primarily resulting from higher headcount, salaries, and stock awards. Also contributing to this increase in SG&A expenses was certain higher selling related expenses of $0.3 million. These increases in SG&A expenses were partially offset by the favorable effect of fluctuations in foreign currency exchange rates of $2.2 million, which was the result of the translation of foreign subsidiary results and the result of the stronger average Swiss to Euro currency rate when compared to the prior year period, and also contributing to this offset was lower marketing expense of $0.4 million.

Wholesale Operating Income.  Operating income of $5.9 million and $9.4 million, which includes $7.1 million and $7.0 million of unallocated corporate expenses as well as $8.8 million and $9.6 million of certain intercompany profits related to the Company’s supply chain operations, was recorded in the Wholesale segment for the three months ended April 30, 2015 and 2014, respectively. The $3.5 million decrease in operating income was the net result of a decrease in gross profit of $2.5 million and an increase in SG&A expenses of $0.9 million. The decrease in gross profit of $2.5 million was primarily due to a lower gross margin percentage. The increase in SG&A expenses was attributable to a charge for the Company’s operating efficiencies initiative and other items of $2.0 million and an increase in compensation, benefits and other payroll related expenses of $1.2 million, primarily resulting from higher headcount, salaries, and stock awards. Also contributing to this increase in SG&A expenses were certain higher selling related expenses of $0.3 million.  These increases in SG&A expenses were partially offset by the favorable effect of fluctuations in foreign currency exchange rates of $2.2 million, which was the result of the translation of foreign subsidiary results and the result of the stronger average Swiss franc to Euro currency rate when compared to the prior year period and also contributing to this offset was lower marketing expense of $0.4 million.

U.S. Wholesale Operating Income / (Loss).  Operating income of $1.5 million and an operating loss of $2.4 million, which included unallocated corporate expenses, was recorded in the United States location of the Wholesale segment for the three months ended April 30, 2015 and 2014, respectively. The increase in operating income of $3.9 million was the net result of higher gross profit of $5.2 million, partially offset by higher SG&A expenses of $1.3 million. The increase in gross profit of $5.2 million was primarily due to higher net sales and to a lesser extent, a higher gross margin percentage. The increase in SG&A expenses was attributable to an increase in compensation, benefits and other payroll related expenses of $1.7 million, primarily resulting from higher headcount, salaries, and stock awards. Also contributing to the increase in SG&A expenses was an increase in professional fees of $0.3 million. These increases in SG&A expenses were partially offset by a $0.9 million transfer of the provision related to severance agreements as a result of the Company’s operating efficiencies initiative and other items. Also offsetting these increases in SG&A expenses were lower marketing expenses of $0.4 million.

International Wholesale Operating Income.  Operating income of $4.4 million and $11.8 million, which included certain profits related to the Company’s supply chain operations, was recorded in the International location of the Wholesale segment for the three months ended April 30, 2015 and 2014, respectively. The decrease in operating income of $7.4 million was primarily due to a lower gross profit of $7.7 million, partially offset by lower SG&A expenses of $0.3 million. The decrease in gross profit of $7.7 million was primarily due to lower sales and lower gross margin percentage. The decrease in SG&A expenses included a favorable effect of fluctuations in foreign currency exchange rates of $2.2 million. Also contributing to the decrease in SG&A expenses was a lower compensation and benefit expenses of $0.5 million and lower professional fees of $0.2 million.  These decreases were partially offset by a charge of $2.9 million related to the Company’s operating efficiencies initiative and other items.

Retail Operating Income.  Operating income of $1.0 million and $1.5 million was recorded in the retail segment for the three months ended April 30, 2015 and 2014, respectively. The $0.5 million decrease in operating income was the result of an increase in SG&A expenses of $0.3 million and a decrease in gross profit of $0.2 million. The increase in SG&A expenses of $0.3 million was primarily due to higher compensation, benefit expenses and occupancy expenses related to operating more stores when compared to the prior year period. The decrease in gross profit of $0.2 million was primarily attributable to lower sales.

Income Taxes. The Company recorded an income tax provision of $3.1 million and $3.4 million for the three months ended April 30, 2015 and 2014, respectively.

The effective tax rate was 46.3% and 31.6% for the three months ended April 30, 2015 and 2014, respectively. The increase in the effective tax rate was primarily due to certain costs related to the operating efficiency initiatives and other items resulting in deferred tax benefits that were valued and recording a valuation allowance against certain foreign deferred tax assets.

The effective tax rate for the three months ended April 30, 2015 differs from the U.S. statutory tax rate of 35.0% primarily due to no tax benefit being recognized on losses incurred by certain foreign operations, recording a valuation allowance against certain foreign deferred tax assets, and certain costs related to the operating efficiency initiatives and other items resulting in deferred tax benefits that were valued, partially offset by foreign earnings being taxed at rates lower than the U.S. statutory tax rate. The effective tax rate for the three months ended April 30, 2014 differs from the U.S. statutory tax rate of 35.0%, primarily due to foreign earnings being taxed at rates lower than the U.S. statutory tax rate, partially offset by no tax benefit being recognized on losses incurred by certain foreign operations.

Net Income Attributed to Movado Group, Inc. The Company recorded net income of $3.6 million and $7.4 million for the three months ended April 30, 2015 and 2014, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2015 and April 30, 2014, the Company had $185.8 million and $137.8 million of cash and cash equivalents, $181.0 million and $121.4 million of which consisted of cash and cash equivalents at the Company’s foreign subsidiaries, respectively. At April 30, 2014 one of the Company’s foreign subsidiaries also had $34.1 million in a six-month time deposit which matured on July 24, 2014, labeled as Short-Term Investments on the Consolidated Balance Sheet. The majority of the foreign cash balances are associated with earnings that the Company has asserted are permanently reinvested, and which are required to support continued growth outside the United States through funding of capital expenditures, operating expenses and similar cash needs of the foreign operations.  The Company has recorded a federal tax liability of $2.7 million related to $12.7 million of pre-2013 foreign earnings which have been earmarked for future repatriation.

Cash used in operating activities was $11.2 million and $12.1 million for the three months ended April 30, 2015 and 2014, respectively. The $11.2 million of cash used in operating activities for the three months ended April 30, 2015, was primarily due to change in working capital of $21.4 million, partially offset by favorable non-cash items of $7.0 million, which included a $2.3 million non-cash charge related to the operating efficiency initiatives and other items, and net income for the period of $3.6 million. The change in working capital of $21.4 million was primarily due to the timing of building of inventory to meet future sales and payments made on income taxes. The $12.1 million of cash used in operating activities for the three months ended April 30, 2014, was primarily due to the change in working capital of $24.6 million, partially offset by income for the period of $7.4 million and favorable non-cash items of $4.9 million.  The change in working capital of $24.6 million was primarily due to the pay down of liabilities related to the timing of payments for inventory and certain year-end accruals and an increase in accounts receivable primarily due to increased sales.

Cash used in investing activities amounted to $1.6 million and $1.5 million for the three months ended April 30, 2015 and 2014, respectively. The cash used in investing activities for both the three months ended April 30, 2015 and 2014, was primarily for capital expenditures related to the improvements of Baselworld Watch and Jewelry Show booths, construction of shop-in-shops at some of the Company’s wholesale customers, spending on store renovation/openings and spending on tooling and design.

Cash used in financing activities amounted to $0.3 million and $8.3 million for the three months ended April 30, 2015 and 2014, respectively. Cash used in financing activities for the three months ended April 30, 2015 included the repurchase of shares of the Company’s common stock, the payment of dividends, and the result of the surrender of shares in connection with the vesting of certain stock awards, partially offset by proceeds from bank borrowings. Cash used in financing activities for the three months ended April 30, 2014, was primarily to repurchase shares of the Company’s common stock, to pay dividends, and the result of the surrender of shares in connection with the vesting of certain stock awards.

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

As of April 30, 2015, $25.0 million in loans were drawn under the Facility. Additionally, approximately $3.5 million in letters of credit which were outstanding under the Borrower’s pre-existing asset-based revolving credit facility that was concurrently terminated as described below, were deemed to be issued and outstanding under the Facility.  As of April 30, 2015, availability under the Facility was approximately $71.5 million.

Borrowings under the Facility bear interest at rates selected periodically by the Company at LIBOR plus 1.25% per annum (subject to increases up to a maximum of 1.75% per annum based on the Company’s consolidated leverage ratio) or a base rate plus 0.25% (subject to increases up to a maximum of 0.75% per annum based on the Company’s consolidated leverage ratio).  The Company has also agreed to pay certain fees and expenses and provide certain indemnities, all of which are customary for such financings.

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

The Credit Agreement contains affirmative and negative covenants binding on the Borrowers and their subsidiaries that are customary for credit facilities of this type, including, but not limited to, restrictions and limitations on the incurrence of debt and liens, dispositions of assets, capital expenditures, dividends and other payments in respect of equity interests, the making of loans and equity investments, mergers, consolidations, liquidations and dissolutions, and transactions with affiliates (in each case, subject to various exceptions). As of April 30, 2015, the Company was in compliance with its covenants under the Credit Agreement.

The Borrowers are also subject to a minimum consolidated EBITDA test of $50.0 million, measured at the end of each fiscal quarter based on the four most recent fiscal quarters and a consolidated leverage ratio covenant not to exceed 2.50 to 1.00, measured as of the last day of each fiscal quarter.

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

On January 30, 2015, in connection with the Company’s entry into the Credit Agreement, the Company terminated its Amended and Restated Loan and Security Agreement, dated as of July 17, 2009, as amended, by and between the Borrowers, the lenders party thereto and Bank of America, N.A., as agent for the lenders.  There were no borrowings outstanding under that agreement as of April 30, 2014 or January 31, 2015, and there were no material early termination penalties incurred as a result of the termination of that agreement.  Additionally, the Company used cash on-hand to pay accrued fees and expenses in conjunction with the termination of that agreement and the rollover of certain outstanding letters of credit into the Facility.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. As of April 30, 2015 and 2014, these lines of credit totaled 5.0 million Swiss francs with a dollar equivalent of $5.4 million and $5.7 million.  As of April 30, 2015 and 2014, there were no borrowings against these lines. As of April 30, 2015, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.2 million in various foreign currencies.

The Company paid dividends of $0.11 per share and $0.10 per share or approximately $2.6 million and $2.5 million for the three months ended April 30, 2015 and 2014, respectively.

On May 27, 2015, the Board approved the payment of a cash dividend in the amount of $0.11 for each share of the Company’s outstanding common stock and class A common stock. The dividend will be paid on June 22, 2015 to all shareholders of record as of the close of business on June 8, 2015. The decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

On March 31, 2015, the Board approved an increase in the Company’s quarterly cash dividend to $0.11 for each share of the Company’s outstanding common stock and class A common stock.

Cash at April 30, 2015 amounted to $185.8 million compared to $137.8 million at April 30, 2014. The increase in cash is primarily the result of  proceeds from the maturity of a short-term investment, cash provided by operating activities and available-for-sale securities, partially offset by cash used in stock repurchases, the payment of dividends, capital expenditures and a long-term investment.

Management believes that the cash on hand in addition to the expected cash flow from operations and the Company’s short-term borrowing capacity will be sufficient to meet its working capital needs for at least the next twelve months.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet financing or unconsolidated special-purpose entities.

Recent Accounting Pronouncements

On April 7, 2015, FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which states that debt issuance costs be presented in the balance sheet as a direct deduction from the debt liability, consistent with debt discounts. Under current accounting standards, such costs are recorded as an asset. The new guidance is effective for the beginning of the Company’s fiscal year 2017, with early adoption permitted. This new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

The Company’s primary market risk exposure relates to foreign currency exchange risk. A significant portion of the Company’s purchases are denominated in Swiss francs. The Company also sells to third-party customers in a variety of foreign currencies, most notably the Euro. The Company reduces its exposure to the Swiss franc and Euro exchange rate risk through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. In the event these exposures do not offset, the Company uses various derivative financial instruments to further reduce the net exposures to currency fluctuations, predominately forward and option contracts. When entered into, the Company designates and documents these derivative instruments as a cash flow hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. Changes in the fair value of a derivative that is designated and documented as a cash flow hedge and is highly effective, are recorded in other comprehensive income until the underlying transaction affects earnings, and then are later reclassified into earnings in the same account as the hedged transaction. The earnings impact is partially offset by the effects of currency movements on the underlying hedged transactions. If the Company does not engage in a hedging program, any change in the Swiss franc and Euro exchange rates to local currency would have an equal effect on the Company’s earnings.

The Company uses forward exchange contracts to offset its exposure to certain foreign currency receivables and liabilities. These forward contracts are not designated as qualified hedges and, therefore, changes in the fair value of these derivatives are recognized into earnings, thereby offsetting the current earnings effect of the related foreign currency liabilities.

As of April 30, 2015, the Company’s entire net forward contracts hedging portfolio consisted of 28.0 million Swiss francs equivalent and 14.0 million Euros equivalent for various expiry dates ranging through December 18, 2015 compared to a portfolio of 37.0 million Swiss francs equivalent for various expiry dates ranging through October 22, 2014 as of April 30, 2014. If the Company were to settle its Swiss franc and Euro forward contracts at April 30, 2015, the net result would be a gain of $0.5 million, net of tax of $0.3 million and a loss of $0.5 million, net of tax benefit of $0.1 million, respectively. The Company had no Swiss franc or Euro option contracts related to cash flow hedges as of April 30, 2015 and 2014, respectively.

The Board authorized the hedging of the Company’s Swiss franc denominated investment in its wholly-owned Swiss subsidiaries using purchase options under certain limitations. These hedges are treated as net investment hedges under the relevant accounting guidance regarding derivative instruments. As of April 30, 2015 and 2014, the Company did not hold a purchased option hedge portfolio related to net investment hedging.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under its hedging program, the Company can purchase various commodity derivative instruments, primarily future contracts. These derivatives are documented as qualified cash flow hedges, and gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. The Company did not hold any future contracts in its gold hedge portfolio related to cash flow hedges as of April 30, 2015 and 2014, thus any changes in the gold price will have an equal effect on the Company’s cost of sales.

Debt and Interest Rate Risk

The Company has the capability to have certain debt obligations with variable interest rates, which are based on LIBOR plus a fixed additional interest rate. The Company does not hedge these interest rate risks. As of April 30, 2015, the Company had $25.0 million in outstanding debt. The Company believes that a 1% change in interest rates would affect the Company’s net income by approximately $0.1 million.  For additional information concerning potential changes to future interest obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended April 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company believes that it has valid legal defenses to all of the matters currently pending against it. These matters are inherently unpredictable and the resolutions of these matters are subject to many uncertainties and the outcomes are not predictable with assurance. Consequently, management is unable to estimate the ultimate aggregate amount of monetary loss, amounts covered by insurance or the financial impact that will result from such matters.

Item 1A Risk Factors

As of April 30, 2015, there have been no material changes to any of the risk factors previously reported in the Company’s 2015 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 21, 2013, the Board approved a share repurchase program under which the Company was authorized to purchase up to $50.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. The Company may purchase shares of its common stock through open market purchases, repurchase programs, block trades or otherwise. On November 25, 2014, the Board increased the amount of the share repurchase authorization to $100.0 million. This authorization expires on January 31, 2016. During the three months ended April 30, 2015, the Company repurchased a total of 859,700 shares of its common stock in the open market at a total cost of approximately $22.2 million or an average cost of $25.77 per share.

There were 17,979 shares of common stock repurchased during the three months ended April 30, 2015 as a result of the surrender of shares in connection with the vesting of certain stock awards. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

The following table summarizes information about the Company’s purchases for the three months ended April 30, 2015 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
February 1, 2015 – February 28, 2015	293,200	$24.93	293,200	$55,821,119
March 1, 2015 – March 31, 2015	376,200	24.39	376,200	46,645,838
April 1, 2015 – April 30, 2015	208,279	29.86	190,300	40,977,157
Total	877,679	$25.87	859,700	$40,977,157

Item 6. Exhibits

10.1

Amendment No. 5, effective as of January 1, 2014, entered into May 1, 2015 between the Registrant and ABG Juicy Couture, LLC, as successor in interest to L.C. Licensing, Inc., further amending the License Agreement dated as of November 15, 2005, as previously amended. *

10.2	Form of Stock Award Agreement under the Movado Group, Inc. 1996 Stock Incentive Plan, amended and restated as of April 4, 2013. **

10.3	Form of Option Award Agreement under the Movado Group, Inc. 1996 Stock Incentive Plan, amended and restated as of April 4, 2013. **

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Movado Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2015 filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive (Loss) \ Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

*	Confidential portions of this Exhibit10.1 have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.
**	Compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOVADO GROUP, INC.
(Registrant)
Dated: May 27, 2015	By:	/s/ Sallie A. DeMarsilis
Sallie A. DeMarsilis Senior Vice President, Chief Financial Officer and Principal Accounting Officer