Form 10-Q
period 2015-07-31
MOVADO GROUP INC
filed 2015-08-27
CIK 72573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2015

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

The number of shares outstanding of the registrant’s Common Stock and Class A Common Stock as of August 20, 2015 were 16,554,358 and 6,644,105, respectively.

MOVADO GROUP, INC.

Index to Quarterly Report on Form 10-Q

July 31, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	July 31,	January 31,	July 31,
	2015	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$188,012	$199,852	$169,649
Trade receivables	80,818	74,106	91,214
Inventories	188,515	170,788	195,331
Other current assets	37,962	40,532	41,018
Total current assets	495,307	485,278	497,212

Property, plant and equipment, net	42,723	46,673	46,141
Deferred income taxes	13,625	13,550	14,604
Other non-current assets	38,356	37,522	33,486
Total assets	$590,011	$583,023	$591,443
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$31,687	$27,767	$37,604
Accrued liabilities	38,182	30,933	40,334
Deferred and current income taxes payable	1,703	7,372	4,819
Total current liabilities	71,572	66,072	82,757

Loans payable to bank	40,000	—	—
Deferred and non-current income taxes payable	3,002	3,470	3,360
Other non-current liabilities	30,353	29,196	28,063
Total liabilities	144,927	98,738	114,180

Commitments and contingencies (Note 7)
Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 26,941,855, 26,849,080 and 26,835,876 shares issued, respectively	269	268	268
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,644,105, 6,642,184 and 6,642,184 shares issued and outstanding, respectively	66	66	66
Capital in excess of par value	178,251	174,826	171,424
Retained earnings	368,441	358,006	330,791
Accumulated other comprehensive income	85,544	98,854	103,075
Treasury Stock, 10,278,463, 8,784,497 and 8,143,597 shares, respectively, at cost	(189,576)	(149,811)	(131,112)
Total Movado Group, Inc. shareholders' equity	442,995	482,209	474,512
Noncontrolling interests	2,089	2,076	2,751
Total equity	445,084	484,285	477,263
Total liabilities and equity	$590,011	$583,023	$591,443

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Net sales	$145,569	$143,591	$266,030	$264,512
Cost of sales	66,531	65,985	124,543	121,755
Gross profit	79,038	77,606	141,487	142,757
Selling, general, and administrative	60,804	60,438	116,378	114,668
Operating income	18,234	17,168	25,109	28,089
Interest expense	(256)	(100)	(408)	(194)
Interest income	35	11	88	46
Income before income taxes	18,013	17,079	24,789	27,941
Provision for income taxes (Note 8)	6,080	4,909	9,216	8,342
Net income	11,933	12,170	15,573	19,599
Less: Net (loss) / income attributed to noncontrolling interests	(120)	19	(101)	83
Net income attributed to Movado Group, Inc.	$12,053	$12,151	$15,674	$19,516

Basic income per share:
Weighted basic average shares outstanding	23,644	25,384	23,956	25,355
Net income per share attributed to Movado Group, Inc.	$0.51	$0.48	$0.65	$0.77

Diluted income per share:
Weighted diluted average shares outstanding	23,904	25,674	24,230	25,685
Net income per share attributed to Movado Group, Inc.	$0.50	$0.47	$0.65	$0.76

Dividends declared per share	$0.11	$0.10	$0.22	$0.20

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Comprehensive income, net of taxes:
Net income including noncontrolling interests	$11,933	$12,170	$15,573	$19,599
Net unrealized gain / (loss) on investments, net of tax of $3, $0, $7 and $39, respectively	5	(1)	15	69
Gain on available-for-sale securities, net of tax benefit of $0, $50, $0 and $50, respectively	-	(81)	-	(81)
Net change in effective portion of hedging contracts, net of tax of $100, $0, $0 and $0, respectively	504	-	(4)	-
Foreign currency translation adjustments	(10,070)	(8,764)	(13,207)	(633)
Comprehensive income including noncontrolling interests	2,372	3,324	2,377	18,954
Less: Comprehensive (loss) / income attributable to noncontrolling interests	(4)	(70)	13	65
Total comprehensive income attributable to Movado Group, Inc.	$2,376	$3,394	$2,364	$18,889

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended July 31,
	2015	2014
Cash flows from operating activities:
Net income including noncontrolling interests	$15,573	$19,599
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation and amortization	6,131	6,097
Transactional (gains) / losses	(1,178)	1,077
Write-down of inventories	798	872
Deferred income taxes	376	137
Stock-based compensation	3,100	2,612
Excess tax benefit from stock-based compensation	(42)	(1,204)
Gain on available-for-sale securities	-	(131)
Operating efficiency initiatives and other items	2,670	-
Loss on disposal of fixed assets	310	-
Changes in assets and liabilities:
Trade receivables	(7,192)	(22,450)
Inventories	(21,948)	(15,158)
Other current assets	(101)	1,444
Accounts payable	4,329	4,086
Accrued liabilities	5,247	(2,363)
Income taxes payable	(6,083)	124
Other non-current assets	(645)	(2,977)
Other non-current liabilities	1,229	2,556
Net cash provided by / (used in) operating activities	2,574	(5,679)
Cash flows from investing activities:
Capital expenditures	(3,668)	(4,294)
Proceeds from short-term investments	-	33,736
Proceeds from available-for-sale securities	-	307
Trademarks	(138)	(32)
Net cash (used in) / provided by investing activities	(3,806)	29,717
Cash flows from financing activities:
Proceeds from bank borrowings	50,000	-
Repayments of bank borrowings	(10,000)	-
Stock options exercised and other changes	(489)	108
Excess tax benefit from stock-based compensation	42	1,204
Dividends paid	(5,239)	(5,059)
Stock repurchase	(39,129)	(7,684)
Net cash (used in) financing activities	(4,815)	(11,431)
Effect of exchange rate changes on cash and cash equivalents	(5,793)	(617)
Net (decrease) / increase in cash and cash equivalents	(11,840)	11,990
Cash and cash equivalents at beginning of period	199,852	157,659
Cash and cash equivalents at end of period	$188,012	$169,649

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands) as of July 31, 2015 and 2014 and January 31, 2015:

		Fair Value at July 31, 2015
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$331	$—	$—	$331
SERP assets - employer	Other non-current assets	1,667	—	—	1,667
SERP assets - employee	Other non-current assets	26,107	—	—	26,107
Hedge derivatives	Other current assets	—	103	—	103
Total		$28,105	$103	$—	$28,208
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$26,107	$—	$—	$26,107
Hedge derivatives	Accrued liabilities	—	645	—	645
Total		$26,107	$645	$—	$26,752

		Fair Value at January 31, 2015
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$314	$—	$—	$314
Long-term investment	Other non-current assets	—	—	1,240	1,240
SERP assets - employer	Other non-current assets	1,351	—	—	1,351
SERP assets - employee	Other non-current assets	24,811	—	—	24,811
Hedge derivatives	Other current assets	—	1,298	—	1,298
Total		$26,476	$1,298	$1,240	$29,014
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$24,811	$—	$—	$24,811
Hedge derivatives	Accrued liabilities	—	71	—	71
Total		$24,811	$71	$—	$24,882

		Fair Value at July 31, 2014
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$377	$—	$—	$377
SERP assets - employer	Other non-current assets	1,521	—	—	1,521
SERP assets - employee	Other non-current assets	23,382	—	—	23,382
Hedge derivatives	Other current assets	—	1	—	1
Total		$25,280	$1	$—	$25,281
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$23,382	$—	$—	$23,382
Hedge derivatives	Accrued liabilities	—	829	—	829
Total		$23,382	$829	$—	$24,211

The fair values of the Company’s available-for-sale securities are based on quoted prices. The fair value of the long-term investment at January 31, 2015 is based on the purchase price plus eight percent calculated annually. During the three months ended July 31, 2015, this investment converted to common and preferred shares of a privately held company, accounted for under the cost method, with a carrying value of $1.3 million. This investment will be tested quarterly for any impairment. During the three months ended July 31, 2015 no impairment was recorded for this investment. Time deposits are classified as short-term investments and held to original maturity. The assets related to the Company’s defined contribution supplemental executive retirement plan (“SERP”) consist of both employer (employee unvested) and employee assets which are invested in investment funds with fair values calculated based on quoted market prices. The SERP liability represents the Company’s liability to the employees in the plan for their vested balances. The hedge derivatives are entered into by the Company principally to reduce its exposure to Swiss franc and Euro currency exchange rate risk. Fair values of the Company’s hedge derivatives are calculated based on quoted foreign exchange rates, quoted interest rates and market volatility factors.

NOTE 2 – EQUITY

The components of equity for the six months ended July 31, 2015 and 2014 are as follows (in thousands):

	Movado Group, Inc. Shareholders' Equity
	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance, January 31, 2015	$268	$66	$174,826	$358,006	$(149,811)	$98,854	$2,076	$484,285
Net income				15,674			(101)	15,573
Dividends				(5,239)				(5,239)
Stock repurchase					(39,129)			(39,129)
Stock options exercised, net of tax benefit of $42	1		188		(636)			(447)
Supplemental executive retirement plan			137					137
Stock-based compensation expense			3,100					3,100
Net unrealized gain on investments, net of tax of $7						15		15
Net change in effective portion of hedging contracts, net of tax of $0						(4)		(4)
Foreign currency translation adjustment (3)						(13,321)	114	(13,207)
Balance, July 31, 2015	$269	$66	$178,251	$368,441	$(189,576)	$85,544	$2,089	$445,084

	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance, January 31, 2014	$266	$66	$165,342	$316,334	$(122,406)	$103,702	$2,686	$465,990
Net income				19,516			83	19,599
Dividends				(5,059)				(5,059)
Stock repurchase					(7,684)			(7,684)
Stock options exercised, net of tax benefit of $1,204	2		2,717		(1,407)			1,312
Supplemental executive retirement plan			82					82
Stock-based compensation expense			2,612					2,612
Net unrealized gain on investments, net of tax of $39						69		69
Stock donation			671		385			1,056
Gain on available-for-sale securities, net of tax benefit of $50						(81)		(81)
Foreign currency translation adjustment (3)						(615)	(18)	(633)
Balance, July 31, 2014	$268	$66	$171,424	$330,791	$(131,112)	$103,075	$2,751	$477,263

(1)	Each share of common stock is entitled to one vote per share.
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

The Company divides its business into two major geographic locations: United States operations, and International, which includes the results of all other Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 19.8%, 11.9%, 7.7% and 6.5%, respectively, of the Company’s total net sales for the three months ended July 31, 2015. For the three months ended July 31, 2014, the Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 18.9%, 11.6%, 8.1% and 7.0%, respectively, of the Company’s total net sales.

The Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 19.9%, 11.6%, 7.6% and 7.0%, respectively, of the Company’s total net sales for the six months ended July 31, 2015. For the six months ended July 31, 2014, the Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 18.9%, 11.4%, 8.5% and 8.1%, respectively, of the Company’s total net sales. Substantially all of the Company’s International assets are located in Switzerland and Hong Kong.

Operating Segment Data for the Three Months Ended July 31, 2015 and 2014 (in thousands):

	Net Sales
	2015	2014
Wholesale:
Luxury brands category	$52,109	$50,624
Licensed brands category	74,374	73,796
After-sales service and all other	3,272	3,423
Total Wholesale	129,755	127,843
Retail	15,814	15,748
Consolidated total	$145,569	$143,591

	Operating Income
	2015	2014
Wholesale	$14,869	$13,809
Retail	3,365	3,359
Consolidated total	$18,234	$17,168

Operating Segment Data for the Six Months Ended July 31, 2015 and 2014 (in thousands):

	Net Sales
	2015	2014
Wholesale:
Luxury brands category	$97,012	$94,844
Licensed brands category	135,216	135,526
After-sales service and all other	7,124	7,157
Total Wholesale	239,352	237,527
Retail	26,678	26,985
Consolidated total	$266,030	$264,512

	Operating Income
	2015	2014
Wholesale	$20,794	$23,184
Retail	4,315	4,905
Consolidated total	$25,109	$28,089

	Total Assets
	July 31, 2015	January 31, 2015	July 31, 2014
Wholesale	$568,680	$562,462	$569,898
Retail	21,331	20,561	21,545
Consolidated total	$590,011	$583,023	$591,443

Geographic Location Data for the Three Months Ended July 31, 2015 and 2014 (in thousands):

	Net Sales		Operating Income
	2015	2014	2015	2014
United States (1)	$78,772	$78,128	$7,948	$5,254
International (2)	66,797	65,463	10,286	11,914
Consolidated total	$145,569	$143,591	$18,234	$17,168

United States and International net sales are net of intercompany sales of $76.7 million and $85.6 million for the three months ended July 31, 2015 and 2014, respectively.

Geographic Location Data for the Six Months Ended July 31, 2015 and 2014 (in thousands):

	Net Sales		Operating Income
	2015	2014	2015	2014
United States (1)	$143,356	$140,407	$10,377	$4,410
International (2)	122,674	124,105	14,732	23,679
Consolidated total	$266,030	$264,512	$25,109	$28,089

United States and International net sales are net of intercompany sales of $158.2 million and $150.3 million for the six months ended July 31, 2015 and 2014, respectively.

(1)

The United States operating income included $9.5 million and $5.9 million of unallocated corporate expenses for the three months ended July 31, 2015 and 2014. The United States operating income included $16.6 million and $12.9 million of unallocated corporate expenses for the six months ended July 31, 2015 and 2014.

(2)

The International operating income included $10.9 million and $10.6 million of certain intercompany profits related to the Company’s supply chain operations for the three months ended July 31, 2015 and 2014. The International operating income included $19.7 million and $20.1 million of certain intercompany profits related to the Company’s supply chain operations for the six months ended July 31, 2015 and 2014.

	Total Assets
	July 31, 2015	January 31, 2015	July 31, 2014
United States	$230,209	$209,660	$237,558
International	359,802	373,363	353,885
Consolidated total	$590,011	$583,023	$591,443

	Property, Plant and Equipment, Net
	July 31, 2015	January 31, 2015	July 31, 2014
United States	$25,052	$25,950	$25,169
International	17,671	20,723	20,972
Consolidated total	$42,723	$46,673	$46,141

NOTE 4 – INVENTORIES

Inventories consisted of the following (in thousands):

	July 31, 2015	January 31, 2015	July 31, 2014
Finished goods	$135,112	$115,435	$133,965
Component parts	48,505	49,790	54,533
Work-in-process	4,898	5,563	6,833
	$188,515	$170,788	$195,331

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

As of July 31, 2015, $40.0 million in loans were drawn under the Facility. Additionally, approximately $3.7 million in letters of credit which were outstanding under the Borrower’s pre-existing asset-based revolving credit facility that was concurrently terminated as described below, are deemed to be issued and outstanding under the Facility. As of July 31, 2015, availability under the Facility was approximately $56.3 million.

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

The Borrowers are also subject to a minimum consolidated EBITDA test of $50.0 million, measured at the end of each fiscal quarter based on the four most recent fiscal quarters and a consolidated leverage ratio covenant not to exceed 2.50 to 1.00, measured as of the last day of each fiscal quarter. As of July 31, 2015, the Company was in compliance with its covenants under the Credit Agreement.

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

As of July 31, 2015, the Company classified the outstanding balance under the Facility as long-term debt as it has the intent and ability to refinance such obligations on a long-term basis.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. As of July 31, 2015 and 2014, these lines of credit totaled 5.0 million Swiss francs with a dollar equivalent of $5.2 million and $5.5 million, respectively. As of July 31, 2015 and 2014, there were no borrowings against these lines. As of July 31, 2015, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.0 million in various foreign currencies.

NOTE 6 – EARNINGS PER SHARE

The Company presents net income per share on a basic and diluted basis. Basic earnings per share are computed using weighted-average shares outstanding during the period. Diluted earnings per share are computed using the weighted-average number of shares outstanding adjusted for dilutive common stock equivalents.

The weighted-average number of shares outstanding for basic earnings per share was approximately 23,644,000 and 25,384,000 for the three months ended July 31, 2015 and 2014, respectively. For the three months ended July 31, 2015 and 2014, the number of shares outstanding for diluted earnings per share increased by approximately 260,000 and 290,000, respectively, due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans and SERP.

For the three months ended July 31, 2015 and 2014, approximately 536,000 and 118,000, respectively, of potentially dilutive common stock equivalents were excluded from the computation of dilutive earnings per share because their effect would have been antidilutive.

The weighted-average number of shares outstanding for basic earnings per share was approximately 23,956,000 and 25,355,000 for the six months ended July 31, 2015 and 2014, respectively. For the six months ended July 31, 2015 and 2014, the number of shares outstanding for diluted earnings per share increased by approximately 274,000 and 330,000, respectively, due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans and SERP.

For the six months ended July 31, 2015 and 2014, approximately 461,000 and 61,000, respectively, of potentially dilutive common stock equivalents were excluded from the computation of dilutive earnings per share because their effect would have been antidilutive.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

As of July 31, 2015, one bank in the domestic bank group had issued four irrevocable standby letters of credit in connection with a trademark license agreement, retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada. As of July 31, 2015, the Company had outstanding letters of credit totaling $3.7 million with expiration dates through May 31, 2016.

As of July 31, 2015, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.0 million in various foreign currencies.

The Company has minimum commitments related to the Company’s license agreements and endorsement agreements with brand ambassadors. The Company sources, distributes, advertises and sells watches pursuant to its exclusive license agreements with unaffiliated licensors. Royalty amounts are generally based on a stipulated percentage of revenues, although most of these agreements contain provisions for the payment of minimum annual royalty amounts. The license agreements have various terms and some have additional renewal options, provided that minimum sales levels are achieved. Additionally, the license agreements require the Company to pay minimum annual advertising amounts.

A complaint that was filed on February 4, 2015 against the Company and several of its officers in the United States District Court for the District of New Jersey, which alleged that, between March 26, 2014 and November 13, 2014, the Company made false and misleading statements about the Company’s financial performance, was voluntarily dismissed with prejudice on June 30, 2015.

The Company is involved in various legal proceedings and claims from time to time in the ordinary course of its business. Although the outcome of such matters cannot be determined with certainty, the Company’s general counsel and management believe that the final outcome would not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 8 – INCOME TAXES

The Company recorded an income tax expense of $6.1 million and $4.9 million for the three months ended July 31, 2015 and 2014, respectively.

The effective tax rate was 33.8% and 28.7% for the three months ended July 31, 2015 and 2014, respectively. The increase in the effective tax rate was primarily due to not recognizing tax benefits on losses incurred by certain foreign operations.

The Company recorded an income tax expense of $9.2 million and $8.3 million for the six months ended July 31, 2015 and 2014, respectively.

The effective tax rate was 37.2% and 29.9% for the six months ended July 31, 2015 and 2014, respectively. The increase in the effective tax rate was primarily due to not recognizing tax benefits on losses incurred by certain foreign operations and certain costs related to the operating efficiency initiatives and other items (see note 13) resulting in deferred taxes that were valued.

The effective tax rate for the three and six months ended July 31, 2015 differs from the U.S. statutory tax rate of 35.0% primarily due to not recognizing tax benefits on losses incurred by certain foreign operations partially offset by foreign earnings being taxed at rates lower than the U.S. statutory tax rate. Also included in the six months ended July 31, 2015 is the impact of certain costs related to the operating efficiency initiatives and other items (see note 13) resulting in deferred taxes that were valued.

The effective tax rate for the three and six months ended July 31, 2014 differs from the U.S. statutory tax rate of 35.0%, primarily due to foreign earnings being taxed at rates lower than the U.S. statutory tax rate, partially offset by not recognizing tax benefits on losses incurred by certain foreign operations.

NOTE 9 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company accounts for its derivative financial instruments in accordance with guidance which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. A significant portion of the Company’s purchases are denominated in Swiss francs. The Company also sells to third-party customers in a variety of foreign currencies, most notably the Euro. The Company reduces its exposure to the Swiss franc and the Euro exchange rate risks through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. In the event these exposures do not offset, the Company uses various derivative financial instruments to further reduce the net exposures to currency fluctuations, predominately forward contracts. When entered into, the Company designates and documents these derivative instruments as a cash flow hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. Changes in the fair value of a derivative that is designated and documented as a cash flow hedge and is highly effective, are recorded in other comprehensive income until the underlying transaction affects earnings, and then are later reclassified into earnings in the same account as the hedged transaction. The earnings impact is partially offset by the effects of currency movements on the underlying hedged transactions. The Company formally assesses, both at the inception and at each financial quarter thereafter, the effectiveness of the derivative instrument hedging the underlying forecasted cash flow transaction. Any ineffectiveness related to the derivative financial instruments’ change in fair value will be recognized as other income in the Consolidated Statements of Operations in the period in which the ineffectiveness was calculated. No ineffectiveness has been recorded in the three and six months ended July 31, 2015 and 2014.

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

As of July 31, 2015, the Company’s entire net forward contracts hedging portfolio consisted of 34.0 million Swiss francs equivalent and 11.0 million Euros equivalent for various expiry dates ranging through January 28, 2016.

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for derivatives (in thousands):

	Asset Derivatives				Liability Derivatives
	Balance Sheet Location	July 31, 2015 Fair Value	January 31, 2015 Fair Value	July 31, 2014 Fair Value	Balance Sheet Location	July 31, 2015 Fair Value	January 31, 2015 Fair Value	July 31, 2014 Fair Value
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$33	$1,298	$1	Accrued Liabilities	$589	$71	$829
Total Derivative Instruments		$33	$1,298	$1		$589	$71	$829

	Asset Derivatives				Liability Derivatives
	Balance Sheet Location	July 31, 2015 Fair Value	January 31, 2015 Fair Value	July 31, 2014 Fair Value	Balance Sheet Location	July 31, 2015 Fair Value	January 31, 2015 Fair Value	July 31, 2014 Fair Value
Derivatives designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$70	$-	$-	Accrued Liabilities	$56	$-	$-
Total Derivative Instruments		$70	$-	$-		$56	$-	$-

As of July 31, 2015, the balance of deferred net gains on derivative financial instruments documented as cash flow hedges included in accumulated other comprehensive income (“AOCI”) was immaterial. As of July 31, 2014, there was no balance of deferred net gains or losses on derivative financial instruments documented as cash flow hedges included in AOCI. The maximum length of time the Company hedges its exposure to the fluctuation in future cash flows for forecasted transactions is 24 months. For the three months ended July 31, 2015, the Company reclassified from AOCI to earnings $0.1 million of net loss, net of tax benefit of $0.1 million. For the six months ended July 31, 2015, the Company reclassified from AOCI to earnings $0.1 million of net gains, net of tax of $0.1 million. For the three and six months ended July 31, 2014, the Company had no reclassifications from AOCI to earnings.

NOTE 10 - ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income consisted of the following (in thousands):

	Currency Translation Adjustments	Available-for-sale securities	Net Unrealized Income / (Loss) On Hedging Contracts	Accumulated Other Comprehensive Income
Balance, January 31, 2015	$98,642	$211	$1	$98,854
Other comprehensive (loss) / income before reclassifications	(13,321)	15	(45)	(13,351)
Amounts reclassified from accumulated other comprehensive (loss) / income (1)	—	—	41	41
Net current-period other comprehensive (loss) / income	(13,321)	15	(4)	(13,310)
As of July 31, 2015	$85,321	$226	$(3)	$85,544

	Currency Translation Adjustments	Available-for-sale securities	Net Unrealized Income On Hedging Contracts	Accumulated Other Comprehensive Income
Balance, January 31, 2014	$103,438	$263	$1	$103,702
Other comprehensive (loss) / income before reclassifications	(615)	69	—	(546)
Amounts reclassified from accumulated other comprehensive income	—	(81)	—	(81)
Net current-period other comprehensive (loss) / income	(615)	(12)	—	(627)
As of July 31, 2014	$102,823	$251	$1	$103,075

(1)	Amounts reclassified to earnings in the Consolidated Statements of Operations.

NOTE 11 – TREASURY STOCK

On March 21, 2013, the Board approved a share repurchase program under which the Company was authorized to purchase up to $50.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. The Company may purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise. On November 25, 2014, the Board increased the amount of the share repurchase authorization to $100.0 million. This authorization expires on January 31, 2016. During the six months ended July 31, 2015, the Company repurchased a total of 1,472,890 shares of its common stock at a total cost of approximately $39.1 million or an average cost of $26.57 per share, which included 15,000 shares repurchased from the Movado Group Foundation at a total cost of approximately $0.4 million or $27.95 average per share. During the six months ended July 31, 2014, the Company repurchased a total of 193,073 shares of its common stock at a total cost of approximately $7.7 million or an average cost of $39.80 per share.

There were 21,076 and 30,105 shares of common stock repurchased during the six months ended July 31, 2015 and 2014, respectively, as a result of the surrender of shares in connection with the vesting of certain stock awards. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS

On July 22, 2015, FASB issued ASU 2015-11, “Inventory: Simplifying the Measurement of Inventory,” which affects reporting entities that measure inventory using first-in, first-out or average cost. Specifically, the guidance requires that inventory be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. The guidance is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company is evaluating the effect of adopting this pronouncement, but the adoption is not expected to have a material impact on the Company’s consolidated financial statements.

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

On May 28, 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This pronouncement affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, FASB deferred the effective date of the guidance. The new revenue standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and allows either a full retrospective adoption to all periods presented or a modified retrospective adoption approach with the cumulative effect of initial application of the revised guidance recognized at the date of initial application. Early adoption is permitted for periods beginning after December 15, 2016. The Company is evaluating the effect of adopting this pronouncement, but the adoption is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 13 – OPERATING EFFICIENCY INITIATIVES AND OTHER ITEMS

In fiscal 2016, the Company commenced an initiative to achieve greater operating efficiencies and streamline its operations, primarily at certain of its foreign subsidiaries. The Company expects that the majority of the remaining liabilities will be paid during fiscal 2016.

A summary rollforward of costs related to the operating efficiency initiatives and other items is as follows (in thousands):

	Balance at January 31, 2015	Fiscal 2016 charges (4)	Cash payments	Non-cash adjustments	Foreign exchange	Accrued balance at July 31, 2015
Severance (1)	$1,080	$1,300	$(1,304)	$-	$(76)	$1,000
Occupancy charges (1) (2)	-	788	(64)	-	(49)	675
Fixed assets (1) (3)	-	582	-	(582)	-	-
Total	$1,080	$2,670	$(1,368)	$(582)	$(125)	$1,675

(1)

The total severance charges of $1.3 million include $0.6 million in SG&A and $0.7 million in Cost of sales on the Consolidated Statement of Operations for the six months ended July 31, 2015. The occupancy charge of $0.8 million and fixed asset charge of $0.6 million are included in SG&A on the Consolidated Statement of Operations for the six months ended July 31, 2015. There were no charges for the three months ended July 31, 2015.

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

As of July 31, 2015, there have been no material changes to any of the critical accounting policies as disclosed in the Company’s 2015 Annual Report on Form 10-K.

Recent Developments

As a result of actions taken by the Company in fiscal 2016 to achieve greater operating efficiencies and streamline its operations, primarily at certain of its foreign subsidiaries, for the three months ended April 30, 2015, the Company recorded $2.7 million of pre-tax expenses primarily for severance, occupancy charges, and fixed assets (see Note 13- Operating Efficiency Initiatives and Other Items).

On August 27, 2015, the Board approved the payment of a cash dividend in the amount of $0.11 for each share of the Company’s outstanding common stock and class A common stock. The dividend will be paid on September 22, 2015 to all shareholders of record as of the close of business on September 8, 2015. The decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

Following the Company’s strategic decision in the fourth quarter of fiscal 2014 to reduce the presence of ESQ watches in order to expand the Movado brand offering in certain retail doors, the Company continues to offer ESQ Movado in select retail locations as well as its direct-to-consumer outlet stores and through e-commerce at Movado.com. However the Company has discontinued the production of ESQ watches going forward and, accordingly, on July 28, 2015 extended its ESQ watch license with Hearst only through December, 31 2016.

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

Since April 30, 2014, the Company has divided its watch business into two principal categories: the luxury and the licensed brands categories. The luxury brands category consists of the Ebel®, Concord®, Movado® and ESQ® Movado brands. Previously, the Company classified the Movado and the ESQ Movado brands together as a separate category referred to as accessible luxury. Watches in the licensed brands category include the following brands manufactured and distributed under license agreements with the respective brand owners: Coach®, HUGO BOSS®, Juicy Couture®, Lacoste®, Tommy Hilfiger® and SCUDERIA FERRARI®. These changes to the Company’s watch brand categories did not change the Company’s operating segments.

Gross margins vary among the brands included in the Company’s portfolio and also among watch models within each brand. Watches in the luxury brands category generally earn higher gross margin percentages than watches in the licensed brands category. The difference in gross margin percentages for the licensed brands category is primarily the impact of royalty payments made on the licensed brands. Gross margins in the Company’s outlet business are affected by the mix of product sold and may exceed those of the wholesale business since the Company earns margins on its outlet store sales from manufacture to point of sale to the consumer.

Results of operations for the three months ended July 31, 2015 as compared to the three months ended July 31, 2014

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Three Months Ended July 31,
	2015	2014
Wholesale:
United States	$62,958	$62,380
International	66,797	65,463
Total Wholesale	129,755	127,843
Retail	15,814	15,748
Net Sales	$145,569	$143,591

Comparative net sales by categories were as follows (in thousands):

	Three Months Ended July 31,
	2015	2014
Wholesale:
Luxury brands category	$52,109	$50,624
Licensed brands category	74,374	73,796
After-sales service and all other	3,272	3,423
Total Wholesale	129,755	127,843
Retail	15,814	15,748
Consolidated total	$145,569	$143,591

Net sales for the three months ended July 31, 2015 were $145.6 million, above the prior year period by $2.0 million or 1.4%. For the three months ended July 31, 2015, fluctuations in foreign currency exchange rates unfavorably impacted net sales by $6.8 million when compared to the prior year period.

Net sales for the three months ended July 31, 2015 in the Wholesale segment were $129.8 million, an increase compared to the prior year period of $1.9 million or 1.5%. The increase in net sales was the result of increases in net sales in both the International and the United States locations of the Wholesale segment.

Net sales for the three months ended July 31, 2015 in the United States location of the Wholesale segment were $63.0 million, above the prior year period by $0.6 million or 0.9%, primarily driven by sales increases in the luxury brands category. The net sales increase recorded in the luxury brands category was $0.4 million, or 1.1%, which was primarily attributable to the strong sell-through and expansion in the Company’s retail distribution channels. The sales increase in the luxury brands category was primarily due to higher sales in the Movado brand, partially offset by lower ESQ Movado brand sales. The sales increase in the Movado brand was primarily due to higher sales of Movado BOLD and the introduction of new products in the current year, all of which were supported by the Company’s continued focus and investment in marketing and advertising. These increases were partially offset by a decrease in ESQ Movado brand sales as a result of the ESQ/Movado conversion strategy in the prior year. The sales in the licensed brands category were relatively flat compared to the prior year period.

Net sales for the three months ended July 31, 2015 in the International location of the Wholesale segment were $66.8 million, above the prior year by $1.3 million or 2.0%, which included fluctuations in foreign currency exchange rates which unfavorably impacted net sales by $6.8 million when compared to the prior year period. This increase was primarily driven by sales increases in both the luxury and licensed brands categories. The net sales increase in the luxury brands category of $1.1 million was the result of higher sales of Movado brand watches, primarily due to stronger than expected performance in certain markets, including South America. Net sales in the licensed brands category were above the prior year period by $0.6 million, or 1.2%, due to higher sales of certain licensed brands partially offset by the translational impact of the weaker European and Canadian currencies when compared to the prior year period.

Net sales for the three months ended July 31, 2015 in the retail segment were $15.8 million, relatively flat from the prior year period sales of $15.7 million. As of July 31, 2015, the Company operated 38 outlet stores, compared to 37 outlet stores at the end of the prior year period.

Gross Profit.  Gross profit for the three months ended July 31, 2015 was $79.0 million or 54.3% of net sales as compared to $77.6 million or 54.0% of net sales in the prior year period. The increase in gross profit of $1.4 million, as well as an increase in the gross margin percentage of approximately 30 basis points for the three months ended July 31, 2015, resulting primarily from a shift in channel and product mix, selective price increases, and certain sourcing improvements of approximately 230 basis points, partially offset by an unfavorable impact of fluctuations in foreign currency exchange rates of approximately 200 basis points.

Selling, General and Administrative (“SG&A”).  SG&A expenses for the three months ended July 31, 2015 were $60.8 million, representing an increase from the prior year period of $0.4 million or 0.6%. The increase in SG&A expenses was attributable to an increase in compensation and benefit expenses of $1.4 million, primarily resulting from higher performance-based compensation, headcount, salaries, and stock awards. Also contributing to this increase in SG&A expenses was certain higher marketing expenses of $0.6 million. These increases in SG&A expenses were partially offset by the favorable effect of fluctuations in foreign currency exchange rates of $1.7 million, which was the result of the translation of foreign subsidiary results and the result of the stronger average Swiss franc and Hong Kong dollar to Euro currency rates when compared to the prior year period.

Wholesale Operating Income.  Operating income of $14.9 million and $13.8 million, which includes $9.5 million and $5.9 million of unallocated corporate expenses as well as $10.9 million and $10.6 million of certain intercompany profits related to the Company’s supply chain operations, was recorded in the Wholesale segment for the three months ended July 31, 2015 and 2014, respectively. The $1.1 million increase in operating income was the net result of an increase in gross profit of $1.2 million, partially offset by a slight increase of SG&A expenses $0.1 million when compared to the prior year period. The increase in gross profit of $1.2 million was primarily due to higher net sales and, to a lesser extent, a higher gross margin percentage. The slight increase in SG&A expenses of $0.1 million was attributable to an increase in compensation and benefits expenses of $1.3 million, primarily resulting from higher performance-based compensation, headcount, salaries, and stock awards. Also contributing to this increase in SG&A expenses was certain higher marketing expenses of $0.6 million. These increases in SG&A expenses were partially offset by the favorable effect of fluctuations in foreign currency exchange rates of $1.7 million, which was the result of the translation of foreign subsidiary results and the result of the stronger average Swiss franc and Hong Kong dollar to Euro currency rates when compared to the prior year period.

U.S. Wholesale Operating Income.  Operating income of $4.6 million and $1.9 million, which included unallocated corporate expenses, was recorded in the United States location of the Wholesale segment for the three months ended July 31, 2015 and 2014, respectively. The increase in operating income of $2.7 million was the net result of higher gross profit of $4.0 million, partially offset by higher SG&A expenses of $1.3 million. The increase in gross profit of $4.0 million was primarily due to higher net sales and to a lesser extent, a higher gross margin percentage. The increase in SG&A expenses was attributable to an increase in compensation and benefits expenses of $1.3 million, primarily resulting from higher performance-based compensation, headcount, salaries, and stock awards.

International Wholesale Operating Income.  Operating income of $10.3 million and $11.9 million, which included certain intercompany profits related to the Company’s supply chain operations, was recorded in the International location of the Wholesale segment for the three months ended July 31, 2015 and 2014, respectively. The decrease in operating income of $1.6 million was primarily due to a lower gross profit of $2.8 million, partially offset by lower SG&A expenses of $1.2 million. The decrease in gross profit of $2.8 million was primarily due to lower gross margin percentage, partially offset by higher net sales. The decrease in SG&A expenses included a favorable effect of fluctuations in foreign currency exchange rates of $1.7 million. These decreases were partially offset by higher marketing expenses of $0.4 million.

Retail Operating Income.  Operating income of $3.4 million was recorded in the retail segment for both the three months ended July 31, 2015 and 2014. Operating income was flat compared to the prior year period as the result of an increase in gross profit of $0.3 million, offset by higher SG&A expenses of $0.3 million. The increase in gross profit of $0.3 million was primarily attributable to a higher gross margin percentage. The increase in SG&A expenses of $0.3 million was primarily due to higher compensation, benefit and occupancy expenses related to operating more stores when compared to the prior year period.

Income Taxes. The Company recorded an income tax expense of $6.1 million and $4.9 million for the three months ended July 31, 2015 and 2014, respectively.

The effective tax rate was 33.8% and 28.7% for the three months ended July 31, 2015 and 2014, respectively. The increase in the effective tax rate was primarily due to not recognizing tax benefits on losses incurred by certain foreign operations.

The effective tax rate for the three months ended July 31, 2015 differs from the U.S. statutory tax rate of 35.0% primarily due to not recognizing tax benefits on losses incurred by certain foreign operations partially offset by foreign earnings being taxed at rates lower than the U.S. statutory tax rate. The effective tax rate for the three months ended July 31, 2014 differs from the U.S. statutory tax rate of 35.0% primarily due to foreign earnings being taxed at rates lower than the U.S. statutory tax rate partially offset by not recognizing tax benefits on losses incurred by certain foreign operations.

Net Income Attributed to Movado Group, Inc. The Company recorded net income of $12.1 million and $12.2 million for the three months ended July 31, 2015 and 2014, respectively.

Results of operations for the six months ended July 31, 2015 as compared to the six months ended July 31, 2014

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Six Months Ended July 31,
	2015	2014
Wholesale:
United States	$116,678	$113,422
International	122,674	124,105
Total Wholesale	239,352	237,527
Retail	26,678	26,985
Net Sales	$266,030	$264,512

Comparative net sales by categories were as follows (in thousands):

	Six Months Ended July 31,
	2015	2014
Wholesale:
Luxury brands category	$97,012	$94,844
Licensed brands category	135,216	135,526
After-sales service and all other	7,124	7,157
Total Wholesale	239,352	237,527
Retail	26,678	26,985
Consolidated total	$266,030	$264,512

Net sales for the six months ended July 31, 2015 were $266.0 million, above the prior year period by $1.5 million or 0.6%. For the six months ended July 31, 2015, fluctuations in foreign currency exchange rates unfavorably impacted net sales by $13.3 million when compared to the prior year period.

Net sales for the six months ended July 31, 2015 in the Wholesale segment were $239.4 million, above the prior year period by $1.8 million or 0.8%. The increase in net sales was the net result of an increase in net sales in the United States location, partially offset by a decrease in sales in the International location of the Wholesale segment.

Net sales for the six months ended July 31, 2015 in the United States location of the Wholesale segment were $116.7 million, above the prior year period by $3.3 million or 2.9%, primarily driven by sales increases in both the luxury and licensed brands categories. The net sales increase recorded in the luxury brands category was $1.7 million, or 2.5%, which was primarily attributable to the strong sell-through and expansion in the Company’s retail distribution channels. The sales increase in the luxury brands category was primarily due to higher sales in the Movado brand, partially offset by lower ESQ Movado brand sales. The sales increase in the Movado brand was primarily due to higher sales of Movado BOLD and the introduction of new products in the current year, all of which were supported by the Company’s continued focus and investment in marketing and advertising. These increases were partially offset by a decrease in ESQ Movado brand sales as a result of the ESQ/Movado conversion strategy in the prior year. The sales increase in the licensed brands category was $1.2 million, or 3.1%, which was primarily due to higher sales of certain licensed brands, as a result of strong sell-through, as design and key price points resonated well with customers.

Net sales for the six months ended July 31, 2015 in the International location of the Wholesale segment were $122.7 million, below the prior year by $1.4 million or 1.2%, which included fluctuations in foreign currency exchange rates which unfavorably impacted net sales by $13.3 million when compared to the prior year period. This decrease was primarily driven by sales decreases in the licensed brands category, partially offset by slight sales increases in the luxury brands category. Net sales in the licensed brands category were below the prior year period by $1.5 million, or 1.6%, due to lower sales of certain licensed brands primarily due to the translational impact of the weaker European and Canadian currencies when compared to the prior year period. These decreases were partially offset by higher sales in the Hugo Boss brand primarily due to strong sell-through, as design and key price points resonated well with customers. The net sales increase in the luxury brands category of $0.5 million, or 1.8%, was primarily due to higher sales of Concord and Movado brand watches. The increase in Concord and Movado watch sales was primarily due to higher than expected performance in certain markets, including Europe and South America.

Net sales for the six months ended July 31, 2015 in the retail segment were $26.7 million, representing a $0.3 million, or 1.1%, decrease from the prior year period sales of $27.0 million. The decrease in net sales was primarily attributable to the challenging outlet retail environment.

Gross Profit.  Gross profit for the six months ended July 31, 2015 was $141.5 million or 53.2% of net sales as compared to $142.8 million or 54.0% of net sales in the prior year period. The decrease in gross profit of $1.3 million was primarily due to a lower gross margin percentage. The gross margin percentage for the six months ended July 31, 2015 decreased by approximately 80 basis points primarily due to an unfavorable impact of fluctuations in foreign currency exchange rates of approximately 200 basis points and an unfavorable impact of approximately 20 basis points related to severance agreements from the Company’s operating efficiencies initiative, partially offset by the positive impact of approximately 140 basis points resulting from a shift in channel and product mix, selective price increases, and certain sourcing improvements.

Selling, General and Administrative (“SG&A”).  SG&A expenses for the six months ended July 31, 2015 were $116.4 million, representing an increase from the prior year period of $1.7 million or 1.5%. The increase in SG&A expenses was attributable to a $2.0 million charge for severance agreements, occupancy and fixed assets, related to the Company’s operating efficiencies initiative and other items. Also contributing to this increase in SG&A expenses was an increase in compensation, benefits and other payroll related expenses of $2.8 million, primarily resulting from higher headcount, salaries, performance-based compensation and stock awards, certain higher selling related expenses of $0.3 million and higher depreciation and amortization of $0.3 million. These increases in SG&A expenses were partially offset by the favorable effect of fluctuations in foreign currency exchange rates of $3.9 million, which was the result of the translation of foreign subsidiary results and the result of the stronger average Swiss franc and Hong Kong dollar to Euro currency rates when compared to the prior year period.

Wholesale Operating Income.  Operating income of $20.8 million and $23.2 million, which includes $16.6 million and $12.9 million of unallocated corporate expenses as well as $19.7 million and $20.1 million of certain intercompany profits related to the Company’s supply chain operations, was recorded in the Wholesale segment for the six months ended July 31, 2015 and 2014, respectively. The $2.4 million decrease in operating income was the net result of a decrease in gross profit of $1.3 million and an increase in SG&A expenses of $1.1 million. The decrease in gross profit of $1.3 million was primarily due to a lower gross margin percentage. The increase in SG&A expenses was attributable to a charge for the Company’s operating efficiencies initiative and other items of $2.0 million and an increase in compensation, benefits and other payroll related expenses of $2.5 million, primarily resulting from higher headcount, salaries, performance-based compensation and stock awards. Also contributing to this increase in SG&A expenses was certain higher selling related expenses of $0.3 million and higher depreciation and amortization of $0.3 million. These increases in SG&A expenses were partially offset by the favorable effect of fluctuations in foreign currency exchange rates of $3.9 million, which was the result of the translation of foreign subsidiary results and the result of the stronger average Swiss franc and Hong Kong dollar to Euro currency rates when compared to the prior year period

U.S. Wholesale Operating Income/Loss.  Operating income of $6.1 million and operating loss of $0.5 million, which included unallocated corporate expenses, was recorded in the United States location of the Wholesale segment for the six months ended July 31, 2015 and 2014, respectively. The increase in operating income of $6.6 million was the net result of an increase in gross profit of $9.1 million, partially offset by an increase in SG&A expenses of $2.5 million. The increase in gross profit of $9.1 million was primarily due to higher net sales and to a lesser extent, a higher gross margin percentage. The increase in SG&A expenses was attributable to an increase of $3.0 million, primarily resulting from higher headcount, salaries, performance-based compensation and stock awards. These increases in SG&A expenses were partially offset by a $0.9 million transfer of the provision related to severance agreements as a result of the Company’s operating efficiencies initiative and other items.

International Wholesale Operating Income.  Operating income of $14.7 million and $23.7 million, which included certain intercompany profits related to the Company’s supply chain operations, was recorded in the International location of the Wholesale segment for the six months ended July 31, 2015 and 2014, respectively. The decrease in operating income of $8.9 million was the result of a lower gross profit of $10.4 million partially offset by lower SG&A expenses of $1.5 million. The decrease in gross profit of $10.4 million was primarily due to a lower gross margin percentage. The decrease in SG&A expenses included a favorable effect of fluctuations in foreign currency exchange rates of $3.9 million. Also contributing to the decrease in SG&A expenses was a lower compensation and benefit expenses of $0.5 million. These decreases were partially offset by a charge of $2.9 million related to the Company’s operating efficiencies initiative and other items and higher selling related expenses of $0.3 million.

Retail Operating Income.  Operating income of $4.3 million and $4.9 million was recorded in the retail segment for the six months ended July 31, 2015 and 2014, respectively. The $0.6 million decrease in operating income was the result of an increase in SG&A expenses of $0.7 million. The increase in SG&A expenses of $0.7 million was primarily due to higher compensation, benefit expenses and occupancy expenses related to the opening of new stores.

Income Taxes. The Company recorded a tax expense of $9.2 million and $8.3 million for the six months ended July 31, 2015 and 2014, respectively.

The effective tax rate was 37.2% and 29.9% for the six months ended July 31, 2015 and 2014, respectively. The increase in the effective tax rate was primarily due to not recognizing tax benefits on losses incurred by certain foreign operations and certain costs related to the operating efficiency initiatives and other items (see note 13) resulting in deferred taxes that were valued.

The effective tax rate for the six months ended July 31, 2015 differs from the U.S. statutory tax rate of 35.0% primarily due to not recognizing tax benefits on losses incurred by certain foreign operations partially offset by foreign earnings being taxed at rates lower than the U.S. statutory tax rate. Also included in the six months ended July 31, 2015 is the impact of certain costs related to the operating efficiency initiatives and other items (see note 13) resulting in deferred taxes that were valued. The effective tax rate for the six months ended July 31, 2014 differs from the U.S. statutory tax rate of 35.0% primarily due to foreign earnings being taxed at rates lower than the U.S. statutory tax rate partially offset by not recognizing tax benefits on losses incurred by certain foreign operations.

Net Income Attributed to Movado Group, Inc. The Company recorded net income of $15.7 million and $19.5 million for the six months ended July 31, 2015 and 2014, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2015 and July 31, 2014, the Company had $188.0 million and $169.6 million of cash and cash equivalents, $175.4 million and $156.9 million of which consisted of cash and cash equivalents at the Company’s foreign subsidiaries, respectively. The majority of the foreign cash balances are associated with earnings that the Company has asserted are permanently reinvested, and which are required to support continued growth outside the United States through funding of capital expenditures, operating expenses and similar cash needs of the foreign operations. The Company has recorded a federal tax liability of $2.7 million related to $12.7 million of pre-2013 foreign earnings which have been earmarked for future repatriation.

Cash provided by operating activities was $2.6 million and cash used in operating activities was $5.7 million for the six months ended July 31, 2015 and 2014, respectively. The $2.6 million of cash provided by operating activities for the six months ended July 31, 2015, was primarily due to net income for the period of $15.6 million and favorable non-cash items of $12.2 million, which included a $2.7 million non-cash charge related to the operating efficiency initiatives and other items, partially offset by a change in working capital of $25.7 million. The change in working capital of $25.7 million was primarily due to the timing of building inventory in anticipation of the holiday selling season in the second half of the fiscal year, increases in accounts receivables primarily due to increased sales and payments made on income taxes, partially offset by higher accrued liabilities. The $5.7 million of cash used in operating activities for the six months ended July 31, 2014, was primarily due to the change in working capital of $34.3 million, partially offset by income for the period of $19.6 million and favorable non-cash items of $9.5 million. The change in working capital of $34.3 million was primarily due to an increase in accounts receivable primarily due to increased sales and an increase in inventory primarily related to inventory build.

Cash used in investing activities amounted to $3.8 million and cash provided by investing activities amounted to $29.7 million for the six months ended July 31, 2015 and 2014, respectively. The cash used in investing activities for the six months ended July 31, 2015 was primarily for capital expenditures related to the improvements of Baselworld Watch and Jewelry Show booths, construction of shop-in-shops at some of the Company’s wholesale customers, computer hardware and software, spending on store renovation/openings and spending on tooling and design. The cash provided by investing for the six months ended July 31, 2014, consisted of proceeds from the maturity of time-deposits of $33.7 million, proceeds from available-for-sale securities of $0.3 million, partially offset by capital expenditures of $4.3 million, primarily related to the improvements of Baselworld Watch and Jewelry Show booths, construction of shop-in-shops at some of the Company’s wholesale customers, spending on new store openings and spending on tooling and design.

Cash used in financing activities amounted to $4.8 million and $11.4 million for the six months ended July 31, 2015 and 2014, respectively. Cash used in financing activities for the six months ended July 31, 2015 included the repurchase of shares of the Company’s common stock, the payment of dividends, repayments of bank borrowings and the surrender of shares in connection with the vesting of certain stock awards, partially offset by proceeds from bank borrowings. Cash used in financing activities for the six months ended July 31, 2014 was primarily to repurchase shares of the Company’s common stock and to pay dividends, partially offset by the result of stock option exercises for the period.

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

As of July 31, 2015, $40.0 million in loans were drawn under the Facility. Additionally, approximately $3.7 million in letters of credit which are outstanding under the Borrower’s pre-existing asset-based revolving credit facility that was concurrently terminated as described below, were deemed to be issued and outstanding under the Facility. As of July 31, 2015, availability under the Facility was approximately $56.3 million.

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

The Borrowers are also subject to a minimum consolidated EBITDA test of $50.0 million, measured at the end of each fiscal quarter based on the four most recent fiscal quarters and a consolidated leverage ratio covenant not to exceed 2.50 to 1.00, measured as of the last day of each fiscal quarter. As of July 31, 2015, the Company was in compliance with its covenants under the Credit Agreement.

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

As of July 31, 2015, the Company classified the outstanding balance under the Facility as long-term debt as it has the intent and ability to refinance such obligations on a long-term basis.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified length of time with a Swiss bank. As of July 31, 2015 and 2014, these lines of credit totaled 5.0 million Swiss francs with a dollar equivalent of $5.2 million and $5.5 million, respectively. As of July 31, 2015 and 2014, there were no borrowings against these lines. As of July 31, 2015, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.0 million in various foreign currencies.

The Company paid dividends of $0.22 per share and $0.20 per share or approximately $5.2 million and $5.1 million for the six months ended July 31, 2015 and 2014, respectively.

On August 27, 2015, the Board approved the payment of a cash dividend in the amount of $0.11 for each share of the Company’s outstanding common stock and class A common stock. The dividend will be paid on September 22, 2015 to all shareholders of record as of the close of business on September 8, 2015. The decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

On May 27, 2015, the Board approved the payment of a cash dividend in the amount of $0.11 for each share of the Company’s outstanding common stock and class A common stock.

On March 31, 2015, the Board approved an increase in the Company’s quarterly cash dividend to $0.11 for each share of the Company’s outstanding common stock and class A common stock.

Cash at July 31, 2015 amounted to $188.0 million compared to $169.6 million at July 31, 2014. The increase in cash is primarily the result of proceeds from bank borrowings and cash provided by operating activities, partially offset by cash used in stock repurchases, the payment of dividends, capital expenditures, repayments of bank borrowings and a long-term investment.

Management believes that the cash on hand in addition to the expected cash flow from operations and the Company’s short-term borrowing capacity will be sufficient to meet its working capital needs for at least the next twelve months.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet financing or unconsolidated special-purpose entities.

Recent Accounting Pronouncements

On July 22, 2015, FASB issued ASU 2015-11, “Inventory: Simplifying the Measurement of Inventory,” which affects reporting entities that measure inventory using first-in, first-out or average cost. Specifically, the guidance requires that inventory be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company is evaluating the effect of adopting this pronouncement, but the adoption is not expected to have a material impact on the Company’s consolidated financial statements.

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

On May 28, 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This pronouncement affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, FASB deferred the effective date of the guidance. The new revenue standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and allows either a full retrospective adoption to all periods presented or a modified retrospective adoption approach with the cumulative effect of initial application of the revised guidance recognized at the date of initial application. Early adoption is permitted for periods beginning after December 15, 2016. The Company is evaluating the effect of adopting this pronouncement, but the adoption is not expected to have a material impact on the Company’s consolidated financial statements.

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

As of July 31, 2015, the Company’s entire net forward contracts hedging portfolio consisted of 34.0 million Swiss francs equivalent and 11.0 million Euros equivalent for various expiry dates ranging through January 28, 2016 compared to a portfolio of 41.0 million Swiss francs equivalent for various expiry dates ranging through January 20, 2015 as of July 31, 2014. If the Company were to settle its Swiss franc forward contracts at July 31, 2015, the net result would be a loss of $0.3 million, net of tax benefit of $0.2 million. If the Company were to settle its Euro forward contracts at July 31, 2015, the net result would be immaterial. The Company had no Swiss franc or Euro option contracts related to cash flow hedges as of July 31, 2015 and 2014, respectively.

The Board authorized the hedging of the Company’s Swiss franc denominated investment in its wholly-owned Swiss subsidiaries using purchase options under certain limitations. These hedges are treated as net investment hedges under the relevant accounting guidance regarding derivative instruments. As of July 31, 2015 and 2014, the Company did not hold a purchased option hedge portfolio related to net investment hedging.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under its hedging program, the Company can purchase various commodity derivative instruments, primarily future contracts. These derivatives are documented as qualified cash flow hedges, and gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. The Company did not hold any future contracts in its gold hedge portfolio related to cash flow hedges as of July 31, 2015 and 2014, thus any changes in the gold price will have an equal effect on the Company’s cost of sales.

Debt and Interest Rate Risk

The Company has the capability to have certain debt obligations with variable interest rates, which are based on LIBOR plus a fixed additional interest rate. The Company does not hedge these interest rate risks. As of July 31, 2015, the Company had $40.0 million in outstanding debt. The Company believes that a 1% change in interest rates would affect the Company’s net income by approximately $0.2 million. For additional information concerning potential changes to future interest obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended July 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

A complaint that was filed on February 4, 2015 against the Company and several of its officers in the United States District Court for the District of New Jersey, which alleged that, between March 26, 2014 and November 13, 2014, the Company made false and misleading statements about the Company’s financial performance, was voluntarily dismissed with prejudice on June 30, 2015.

The Company is involved in various legal proceedings and claims from time to time in the ordinary course of its business. Although the outcome of such matters cannot be determined with certainty, the Company’s general counsel and management believe that the final outcome would not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 1A Risk Factors

As of July 31, 2015, there have been no material changes to any of the risk factors previously reported in the Company’s 2015 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 21, 2013, the Board approved a share repurchase program under which the Company was authorized to purchase up to $50.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. The Company may purchase shares of its common stock through open market purchases, repurchase programs, block trades or otherwise. On November 25, 2014, the Board increased the amount of the share repurchase authorization to $100.0 million. This authorization expires on January 31, 2016. During the three months ended July 31, 2015, the Company repurchased a total of 613,190 shares of its common stock in the open market at a total cost of approximately $17.0 million or an average cost of $27.68 per share, which included 15,000 shares repurchased from the Movado Group Foundation at a total cost of approximately $0.4 million or $27.95 average per share.

There were 3,097 shares of common stock repurchased during the three months ended July 31, 2015 as a result of the surrender of shares in connection with the vesting of certain stock awards. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

The following table summarizes information about the Company’s purchases for the three months ended July 31, 2015 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
May 1, 2015 – May 31, 2015	199,606	$28.52	199,606	$35,285,191
June 1, 2015 – June 30, 2015	210,043	27.55	210,000	29,498,861
July 1, 2015 – July 31, 2015	206,638	27.02	203,584	24,001,237
Total	616,287	$27.69	613,190	$24,001,237

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Movado Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2015 filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOVADO GROUP, INC.
(Registrant)
Dated: August 27, 2015	By:	/s/ Sallie A. DeMarsilis
Sallie A. DeMarsilis Senior Vice President, Chief Financial Officer and Principal Accounting Officer