Form 10-Q
period 2015-10-31
MOVADO GROUP INC
filed 2015-11-24
CIK 72573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2015

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

The number of shares outstanding of the registrant’s Common Stock and Class A Common Stock as of November 19, 2015 were 16,384,852 and 6,644,105, respectively.

MOVADO GROUP, INC.

Index to Quarterly Report on Form 10-Q

October 31, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	October 31,	January 31,	October 31,
	2015	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$181,180	$199,852	$157,937
Trade receivables, net	124,438	74,106	128,638
Inventories	178,965	170,788	182,663
Other current assets	35,972	40,532	37,927
Total current assets	520,555	485,278	507,165

Property, plant and equipment, net	41,331	46,673	45,340
Deferred income taxes	13,476	13,550	13,899
Other non-current assets	37,756	37,522	35,365
Total assets	$613,118	$583,023	$601,769
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$29,514	$27,767	$29,746
Accrued liabilities	50,661	30,933	49,933
Deferred and current income taxes payable	6,951	7,372	12,713
Total current liabilities	87,126	66,072	92,392

Loans payable to bank	40,000	—	—
Deferred and non-current income taxes payable	3,165	3,470	3,578
Other non-current liabilities	29,918	29,196	28,989
Total liabilities	160,209	98,738	124,959

Commitments and contingencies (Note 7)
Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 26,952,421, 26,849,080 and 26,848,894 shares issued, respectively	270	268	268
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,644,105, 6,642,184 and 6,642,184 shares issued and outstanding, respectively	66	66	66
Capital in excess of par value	179,879	174,826	173,233
Retained earnings	387,432	358,006	350,468
Accumulated other comprehensive income	79,173	98,854	86,882
Treasury Stock, 10,553,569, 8,784,497 and 8,295,597 shares, respectively, at cost	(196,379)	(149,811)	(136,579)
Total Movado Group, Inc. shareholders' equity	450,441	482,209	474,338
Noncontrolling interests	2,468	2,076	2,472
Total equity	452,909	484,285	476,810
Total liabilities and equity	$613,118	$583,023	$601,769

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Net sales	$185,629	$188,557	$451,659	$453,069
Cost of sales	85,537	88,715	210,080	210,470
Gross profit	100,092	99,842	241,579	242,599
Selling, general, and administrative	66,638	66,509	183,016	181,177
Operating income	33,454	33,333	58,563	61,422
Interest expense	(319)	(78)	(727)	(272)
Interest income	17	51	105	97
Income before income taxes	33,152	33,306	57,941	61,247
Provision for income taxes (Note 8)	11,242	10,889	20,458	19,231
Net income	21,910	22,417	37,483	42,016
Less: Net income attributed to noncontrolling interests	378	208	277	291
Net income attributed to Movado Group, Inc.	$21,532	$22,209	$37,206	$41,725

Basic income per share:
Weighted basic average shares outstanding	23,167	25,326	23,690	25,345
Net income per share attributed to Movado Group, Inc.	$0.93	$0.88	$1.57	$1.65

Diluted income per share:
Weighted diluted average shares outstanding	23,411	25,616	23,966	25,661
Net income per share attributed to Movado Group, Inc.	$0.92	$0.87	$1.55	$1.63

Dividends declared per share	$0.11	$0.10	$0.33	$0.30

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Comprehensive income, net of taxes:
Net income including noncontrolling interests	$21,910	$22,417	$37,483	$42,016
Net unrealized (loss) / gain on investments, net of (tax benefit) / tax of ($10), $3, ($3) and $42, respectively	(20)	(31)	(5)	38
Gain on available-for-sale securities, net of tax benefit of $0, $0, $0 and $50, respectively	—	—	—	(81)
Net change in effective portion of hedging contracts, net of tax of $3, $0, $3 and $0, respectively	16	—	12	—
Foreign currency translation adjustments	(6,366)	(16,330)	(19,573)	(16,963)
Comprehensive income including noncontrolling interests	15,540	6,056	17,917	25,010
Less: Comprehensive income attributed to noncontrolling interests	379	40	392	105
Total comprehensive income attributed to Movado Group, Inc.	$15,161	$6,016	$17,525	$24,905

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended October 31,
	2015	2014
Cash flows from operating activities:
Net income including noncontrolling interests	$37,483	$42,016
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,438	9,195
Transactional (gains)	(1,822)	(137)
Write-down of inventories	1,811	1,923
Deferred income taxes	679	(211)
Stock-based compensation	4,496	4,135
Excess tax shortfall / (benefit) from stock-based compensation	21	(1,270)
Gain on available-for-sale securities	—	(131)
Operating efficiency initiatives and other items	2,670	—
Loss on disposal of fixed assets	310	—
Changes in assets and liabilities:
Trade receivables	(51,213)	(61,355)
Inventories	(15,183)	(8,785)
Other current assets	1,030	213
Accounts payable	2,442	(3,136)
Accrued liabilities	18,219	7,912
Income taxes payable	(866)	11,100
Other non-current assets	(89)	(3,665)
Other non-current liabilities	814	3,545
Net cash provided by operating activities	10,240	1,349
Cash flows from investing activities:
Capital expenditures	(5,827)	(7,485)
Proceeds from short-term investment	—	33,736
Proceeds from available-for-sale securities	—	307
Trademarks	(193)	(75)
Long-term investment	—	(1,200)
Net cash (used in) / provided by investing activities	(6,020)	25,283
Cash flows from financing activities:
Proceeds from bank borrowings	50,000	—
Repayments of bank borrowings	(10,000)	—
Stock options exercised and other changes	(227)	291
Excess tax (shortfall) / benefit from stock-based compensation	(21)	1,270
Dividends paid	(7,780)	(7,591)
Debt issuance cost	(339)	—
Distribution of noncontrolling interest earnings	—	(319)
Stock repurchase	(45,932)	(13,150)
Net cash (used in) financing activities	(14,299)	(19,499)

Effect of exchange rate changes on cash and cash equivalents	(8,593)	(6,855)
Net (decrease) / increase in cash and cash equivalents	(18,672)	278
Cash and cash equivalents at beginning of period	199,852	157,659
Cash and cash equivalents at end of period	$181,180	$157,937

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

BASIS OF PRESENTATION

The accompanying interim unaudited consolidated financial statements have been prepared by Movado Group, Inc. (the “Company”), in a manner consistent with that used in the preparation of the annual audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015 (the “2015 Annual Report on Form 10-K”). The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the periods reported. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial position and results of operations for the periods presented. The consolidated balance sheet data at January 31, 2015 is derived from the audited annual financial statements, which are included in the Company’s 2015 Annual Report on Form 10-K and should be read in connection with these interim unaudited financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands) as of October 31, 2015 and 2014 and January 31, 2015:

		Fair Value at October 31, 2015
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$300	$—	$—	$300
SERP assets - employer	Other non-current assets	1,762	—	—	1,762
SERP assets - employee	Other non-current assets	25,730	—	—	25,730
Hedge derivatives	Other current assets	—	71	—	71
Total		$27,792	$71	$—	$27,863
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$25,730	$—	$—	$25,730
Hedge derivatives	Accrued liabilities	—	1,121	—	1,121
Total		$25,730	$1,121	$—	$26,851

		Fair Value at January 31, 2015
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$314	$—	$—	$314
Long-term investment	Other non-current assets	—	—	1,240	1,240
SERP assets - employer	Other non-current assets	1,351	—	—	1,351
SERP assets - employee	Other non-current assets	24,811	—	—	24,811
Hedge derivatives	Other current assets	—	1,298	—	1,298
Total		$26,476	$1,298	$1,240	$29,014
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$24,811	$—	$—	$24,811
Hedge derivatives	Accrued liabilities	—	71	—	71
Total		$24,811	$71	$—	$24,882

		Fair Value at October 31, 2014
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$343	$—	$—	$343
Long-term investment	Other non-current assets	—	—	1,216	1,216
SERP assets - employer	Other non-current assets	1,713	—	—	1,713
SERP assets - employee	Other non-current assets	24,054	—	—	24,054
Hedge derivatives	Other current assets	—	3	—	3
Total		$26,110	$3	$1,216	$27,329
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$24,054	$—	$—	$24,054
Hedge derivatives	Accrued liabilities	—	2,246	—	2,246
Total		$24,054	$2,246	$—	$26,300

The fair values of the Company’s available-for-sale securities are based on quoted prices. The fair value of the long-term investment at January 31, 2015 and October 31, 2014 was based on the purchase price plus eight percent calculated annually. During the second quarter of fiscal 2016, this investment converted to common and preferred shares of a privately held company, accounted for under the cost method, with a carrying value of $1.3 million. This investment is tested quarterly for impairment. During the three and nine months ended October 31, 2015 no impairment was recorded for this investment. The assets related to the Company’s defined contribution supplemental executive retirement plan (“SERP”) consist of both employer (employee unvested) and employee assets which are invested in investment funds with fair values calculated based on quoted market prices. The SERP liability represents the Company’s liability to the employees in the plan for their vested balances. The hedge derivatives are entered into by the Company principally to reduce its exposure to Swiss franc and Euro currency transaction exchange rate risk. Fair values of the Company’s hedge derivatives are calculated based on quoted foreign exchange rates and quoted interest rates.

NOTE 2 – EQUITY

The components of equity for the nine months ended October 31, 2015 and 2014 are as follows (in thousands):

	Movado Group, Inc. Shareholders' Equity
	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance, January 31, 2015	$268	$66	$174,826	$358,006	$(149,811)	$98,854	$2,076	$484,285
Net income				37,206			277	37,483
Dividends				(7,780)				(7,780)
Stock repurchase					(45,932)			(45,932)
Stock options exercised, net of tax of $21	2		386		(636)			(248)
Supplemental executive retirement plan			171					171
Stock-based compensation expense			4,496					4,496
Net unrealized loss on investments, net of tax benefit of $3						(5)		(5)
Net change in effective portion of hedging contracts, net of tax of $3						12		12
Foreign currency translation adjustment (3)						(19,688)	115	(19,573)
Balance, October 31, 2015	$270	$66	$179,879	$387,432	$(196,379)	$79,173	$2,468	$452,909

	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance, January 31, 2014	$266	$66	$165,342	$316,334	$(122,406)	$103,702	$2,686	$465,990
Net income				41,725			291	42,016
Dividends				(7,591)				(7,591)
Distribution of noncontrolling interest earnings							(319)	(319)
Stock repurchase					(13,150)			(13,150)
Stock options exercised, net of tax benefit of $1,270	2		2,967		(1,408)			1,561
Supplemental executive retirement plan			118					118
Stock-based compensation expense			4,135					4,135
Net unrealized gain on investments, net of tax of $42						38		38
Stock donation			671		385			1,056
Gain on available-for-sale securities, net of tax benefit of $50						(81)		(81)
Foreign currency translation adjustment (3)						(16,777)	(186)	(16,963)
Balance, October 31, 2014	$268	$66	$173,233	$350,468	$(136,579)	$86,882	$2,472	$476,810

(1)	Each share of common stock is entitled to one vote per share.
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

NOTE 3 – SEGMENT AND GEOGRAPHIC INFORMATION

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

The Company divides its business into two major geographic locations: United States operations, and International, which includes the results of all other Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 22.3%, 8.7%, 6.1% and 5.6%, respectively, of the Company’s total net sales for the three months ended October 31, 2015. For the three months ended October 31, 2014, the Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 18.4%, 10.1%, 7.6% and 7.1%, respectively, of the Company’s total net sales.

The Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 20.9%, 10.4%, 7.0% and 6.4%, respectively, of the Company’s total net sales for the nine months ended October 31, 2015. For the nine months ended October 31, 2014, the Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 18.1%, 10.8%, 8.3% and 8.2%, respectively, of the Company’s total net sales. Substantially all of the Company’s International assets are located in Switzerland and Hong Kong.

Operating Segment Data for the Three Months Ended October 31, 2015 and 2014 (in thousands):

	Net Sales
	2015	2014
Wholesale:
Luxury brands category	$71,045	$73,983
Licensed brands category	94,722	94,223
After-sales service and all other	3,679	4,607
Total Wholesale	169,446	172,813
Retail	16,183	15,744
Consolidated total	$185,629	$188,557

	Operating Income
	2015	2014
Wholesale	$31,036	$30,469
Retail	2,418	2,864
Consolidated total	$33,454	$33,333

Operating Segment Data for the Nine Months Ended October 31, 2015 and 2014 (in thousands):

	Net Sales
	2015	2014
Wholesale:
Luxury brands category	$168,057	$168,827
Licensed brands category	229,938	229,749
After-sales service and all other	10,803	11,764
Total Wholesale	408,798	410,340
Retail	42,861	42,729
Consolidated total	$451,659	$453,069

	Operating Income
	2015	2014
Wholesale	$51,831	$53,653
Retail	6,732	7,769
Consolidated total	$58,563	$61,422

	Total Assets
	October 31, 2015	January 31, 2015	October 31, 2014
Wholesale	$590,188	$562,462	$578,359
Retail	22,930	20,561	23,410
Consolidated total	$613,118	$583,023	$601,769

Geographic Location Data for the Three Months Ended October 31, 2015 and 2014 (in thousands):

	Net Sales		Operating Income
	2015	2014	2015	2014
United States (1)	$106,341	$107,024	$15,361	$11,297
International (2)	79,288	81,533	18,093	22,036
Consolidated total	$185,629	$188,557	$33,454	$33,333

United States and International net sales are net of intercompany sales of $91.2 million and $101.4 million for the three months ended October 31, 2015 and 2014, respectively.

Geographic Location Data for the Nine Months Ended October 31, 2015 and 2014 (in thousands):

	Net Sales		Operating Income
	2015	2014	2015	2014
United States (1)	$249,696	$247,432	$25,738	$15,708
International (2)	201,963	205,637	32,825	45,714
Consolidated total	$451,659	$453,069	$58,563	$61,422

United States and International net sales are net of intercompany sales of $249.4 million and $251.7 million for the nine months ended October 31, 2015 and 2014, respectively.

(1)

The United States operating income included $12.6 million and $11.3 million of unallocated corporate expenses for the three months ended October 31, 2015 and 2014, respectively. The United States operating income included $29.2 million and $24.2 million of unallocated corporate expenses for the nine months ended October 31, 2015 and 2014, respectively.

(2)

The International operating income included $14.6 million and $15.5 million of certain intercompany profits related to the Company’s supply chain operations for the three months ended October 31, 2015 and 2014, respectively. The International operating income included $34.2 million and $35.5 million of certain intercompany profits related to the Company’s supply chain operations for the nine months ended October 31, 2015 and 2014, respectively.

	Total Assets
	October 31, 2015	January 31, 2015	October 31, 2014
United States	$251,480	$209,660	$265,431
International	361,639	373,363	336,338
Consolidated total	$613,118	$583,023	$601,769

	Property, Plant and Equipment, Net
	October 31, 2015	January 31, 2015	October 31, 2014
United States	$24,946	$25,950	$25,695
International	16,385	20,723	19,645
Consolidated total	$41,331	$46,673	$45,340

NOTE 4 – INVENTORIES

Inventories consisted of the following (in thousands):

	October 31, 2015	January 31, 2015	October 31, 2014
Finished goods	$128,011	$115,435	$126,742
Component parts	46,455	49,790	50,233
Work-in-process	4,499	5,563	5,688
	$178,965	$170,788	$182,663

NOTE 5 – DEBT AND LINES OF CREDIT

On January 30, 2015, the Company, together with Movado Group Delaware Holdings Corporation, Movado Retail Group, Inc. and Movado LLC (collectively, the “Borrowers”), each a wholly-owned domestic subsidiary of the Company, entered into a Credit Agreement (the “Credit Agreement”) with the lenders party thereto and Bank of America, N.A. as administrative agent (in such capacity, the “Agent”). The Credit Agreement provides for a $100.0 million senior secured revolving credit facility (the “Facility”) including a $15.0 million letter of credit sub-facility that matures on January 30, 2020, with provisions for uncommitted increases of up to $50.0 million in the aggregate, subject to customary terms and conditions. In connection with the Credit Agreement, the Borrowers also entered into a Security and Pledge Agreement dated as of January 30, 2015 in favor of the Agent (the “Security Agreement”).

As of October 31, 2015, $40.0 million in loans were drawn under the Facility. Additionally, approximately $3.7 million in letters of credit, which were outstanding under the Borrower’s pre-existing asset-based revolving credit facility that was concurrently terminated as described below, are deemed to be issued and outstanding under the Facility. As of October 31, 2015, availability under the Facility was approximately $56.3 million.

Borrowings under the Facility bear interest at rates selected periodically by the Company at LIBOR plus a range from 1.25% to 1.75% per annum, based on the Company’s consolidated leverage ratio or at a base rate plus a range from 0.25% to 0.75% per annum based on the Company’s consolidated leverage ratio. At October 31, 2015, the Company’s interest rate was at LIBOR plus 1.50% per annum or at a base rate plus 0.50%. The Company has also agreed to pay certain fees and expenses and provide certain indemnities, all of which are customary for such financings.

The borrowings under the Facility are joint and several obligations of the Borrowers and are also cross-guaranteed by each Borrower. In addition, pursuant to the Security Agreement, the Borrowers’ obligations under the Facility are secured by first priority liens, subject to permitted liens, on substantially all of the Borrowers’ assets other than certain excluded assets. The Security Agreement contains representations, warranties and covenants, which are customary for pledge and security agreements of this type, relating to the creation and perfection of security interests in favor of the Agent over various categories of the Borrowers’ assets.

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

The Borrowers are also subject to a minimum consolidated EBITDA (as defined) test of $50.0 million, measured at the end of each fiscal quarter based on the four most recent fiscal quarters and a consolidated leverage ratio (as defined) covenant not to exceed 2.50 to 1.00, measured as of the last day of each fiscal quarter. As of October 31, 2015, the Company was in compliance with its covenants under the Credit Agreement.

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

As of October 31, 2015, the Company classified the outstanding balance under the Facility as long-term debt as such obligations mature on January 30, 2020 and the Company has the intent and ability to refinance such obligations on a long-term basis.

A Swiss subsidiary of the Company maintains unsecured lines of credit of unspecified maturity with a Swiss bank. As of October 31, 2015 and 2014, these lines of credit totaled 5.0 million Swiss francs with a dollar equivalent of $5.1 million and $5.2 million, respectively. As of October 31, 2015 and 2014, there were no borrowings against these lines. As of October 31, 2015, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.0 million in various foreign currencies.

NOTE 6 – EARNINGS PER SHARE

The Company presents net income per share on a basic and diluted basis. Basic earnings per share are computed using weighted-average shares outstanding during the period. Diluted earnings per share are computed using the weighted-average number of shares outstanding adjusted for dilutive common stock equivalents.

The weighted-average number of shares outstanding for basic earnings per share was approximately 23,167,000 and 25,326,000 for the three months ended October 31, 2015 and 2014, respectively. For the three months ended October 31, 2015 and 2014, the number of shares outstanding for diluted earnings per share increased by approximately 244,000 and 290,000, respectively, due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans and SERP.

For the three months ended October 31, 2015 and 2014, approximately 675,000 and 141,000, respectively, of potentially dilutive common stock equivalents were excluded from the computation of dilutive earnings per share because their effect would have been antidilutive.

The weighted-average number of shares outstanding for basic earnings per share was approximately 23,690,000 and 25,345,000 for the nine months ended October 31, 2015 and 2014, respectively. For the nine months ended October 31, 2015 and 2014, the number of shares outstanding for diluted earnings per share increased by approximately 276,000 and 316,000, respectively, due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans and SERP.

For the nine months ended October 31, 2015 and 2014, approximately 419,000 and 89,000, respectively, of potentially dilutive common stock equivalents were excluded from the computation of dilutive earnings per share because their effect would have been antidilutive.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

As of October 31, 2015, Bank of America, N.A. issued four irrevocable standby letters of credit in connection with a trademark license agreement, retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada. As of October 31, 2015, the Company had outstanding letters of credit totaling $3.7 million with expiration dates through May 31, 2016.

As of October 31, 2015, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.0 million in various foreign currencies.

The Company has minimum commitments related to the Company’s license agreements and endorsement agreements with brand ambassadors. The Company sources, distributes, advertises and sells watches pursuant to its exclusive license agreements with unaffiliated licensors. Royalty amounts under the license agreements are generally based on a stipulated percentage of revenues, although most of these agreements contain provisions for the payment of minimum annual royalty amounts. The license agreements have various terms and some have additional renewal options, provided that minimum sales levels are achieved. Additionally, the license agreements require the Company to pay minimum annual advertising amounts.

A complaint was filed on February 4, 2015 against the Company and several of its officers in the United States District Court for the District of New Jersey, which alleged that, between March 26, 2014 and November 13, 2014, the Company made false and misleading statements about the Company’s financial performance. The complaint was voluntarily dismissed with prejudice on June 30, 2015.

The Company is involved in various legal proceedings and claims from time to time in the ordinary course of its business. Although the outcome of such matters cannot be determined with certainty, the Company’s general counsel and management believe that the final outcome would not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 8 – INCOME TAXES

The Company recorded an income tax expense of $11.2 million and $10.9 million for the three months ended October 31, 2015 and 2014, respectively.

The effective tax rate was 33.9% and 32.7% for the three months ended October 31, 2015 and 2014, respectively. The increase in the effective tax rate was primarily due to an increase in U.S. tax provisions on certain earnings of foreign subsidiaries.

The Company recorded an income tax expense of $20.5 million and $19.2 million for the nine months ended October 31, 2015 and 2014, respectively.

The effective tax rate was 35.3% and 31.4% for the nine months ended October 31, 2015 and 2014, respectively. The increase in the effective tax rate was primarily due to an increase in U.S. tax provisions on certain earnings of foreign subsidiaries, not recognizing tax benefits on losses incurred by certain foreign operations and certain costs related to the operating efficiency initiatives and other items (see note 13) resulting in deferred taxes that were valued.

The effective tax rate for the three months ended October 31, 2015 differs from the U.S. statutory tax rate of 35.0% primarily due to foreign earnings being taxed at rates lower than the U.S. statutory tax rate, partially offset by U.S. tax provisions on certain earnings of foreign subsidiaries.

The effective tax rate for the nine months ended October 31, 2015 differs from the U.S. statutory tax rate of 35.0% primarily due to U.S. tax provisions on certain earnings of foreign subsidiaries, not recognizing tax benefits on losses incurred by certain foreign operations and the impact of certain costs related to the operating efficiency initiatives and other items (see note 13) resulting in deferred taxes that were valued, partially offset by foreign earnings being taxed at rates lower than the U.S. statutory tax rate.

The effective tax rate for the three and nine months ended October 31, 2014 differs from the U.S. statutory tax rate of 35.0%, primarily due to foreign earnings being taxed at rates lower than the U.S. statutory tax rate, partially offset by not recognizing tax benefits on losses incurred by certain foreign operations.

NOTE 9 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company accounts for its derivative financial instruments in accordance with the accounting guidance which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. A significant portion of the Company’s purchases are denominated in Swiss francs. The Company also sells to third-party customers in a variety of foreign currencies, most notably the Euro. The Company reduces its exposure to the Swiss franc and the Euro exchange rate risks through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. In the event these exposures do not offset, the Company uses various derivative financial instruments to further reduce the net exposures to currency fluctuations, predominately forward contracts. When entered into, the Company designates and documents these derivative instruments as a cash flow hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. Changes in the fair value of a derivative that is designated and documented as a cash flow hedge and is highly effective, are recorded in other comprehensive income until the underlying transaction affects earnings, and then are later reclassified into earnings in the same account as the hedged transaction. The earnings impact is partially offset by the effects of currency movements on the underlying hedged transactions. The Company formally assesses, both at the inception and at each financial quarter thereafter, the effectiveness of the derivative instrument hedging the underlying forecasted cash flow transaction. The Company does not exclude any cash flow hedges from its effectiveness testing. Any ineffectiveness related to the derivative financial instruments’ change in fair value will be recognized as other income in the Consolidated Statements of Operations in the period in which the ineffectiveness was calculated. No ineffectiveness has been recorded in the three and nine months ended October 31, 2015 and 2014.

The Company uses forward exchange contracts to offset its exposure to certain foreign currency receivables and liabilities. These forward contracts are not designated as qualified hedges and, therefore, changes in the fair value of these derivatives are recognized in earnings in the period they arise, thereby offsetting the current earnings effect resulting from the revaluation of the related foreign currency receivables and liabilities.

All of the Company’s derivative instruments have liquid markets to assess fair value. The Company does not enter into any derivative instruments for trading purposes.

As of October 31, 2015, the Company’s entire net forward contracts hedging portfolio consisted of 36.0 million Swiss francs equivalent and 5.0 million Euros equivalent for various expiry dates ranging through April 19, 2016.

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for derivatives (in thousands):

	Asset Derivatives				Liability Derivatives
	Balance Sheet Location	October 31, 2015 Fair Value	January 31, 2015 Fair Value	October 31, 2014 Fair Value	Balance Sheet Location	October 31, 2015 Fair Value	January 31, 2015 Fair Value	October 31, 2014 Fair Value
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$6	$1,298	$3	Accrued Liabilities	$1,087	$71	$2,246
Total Derivative Instruments		$6	$1,298	$3		$1,087	$71	$2,246

	Asset Derivatives				Liability Derivatives
	Balance Sheet Location	October 31, 2015 Fair Value	January 31, 2015 Fair Value	October 31, 2014 Fair Value	Balance Sheet Location	October 31, 2015 Fair Value	January 31, 2015 Fair Value	October 31, 2014 Fair Value
Derivatives designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$65	$—	$—	Accrued Liabilities	$34	$—	$—
Total Derivative Instruments		$65	$—	$—		$34	$—	$—

As of October 31, 2015, the balance of deferred net gains on derivative financial instruments documented as cash flow hedges included in accumulated other comprehensive income (“AOCI”) was immaterial. As of October 31, 2014, there was no balance of deferred net gains or losses on derivative financial instruments documented as cash flow hedges included in AOCI. The maximum length of time the Company hedges its exposure to the fluctuation in future cash flows for forecasted transactions is 24 months. For the three months ended October 31, 2015, the Company reclassified from AOCI to earnings $0.1 million of net loss, net of tax benefit of $0.1 million. For the nine months ended October 31, 2015, the Company reclassified from AOCI to earnings $0.1 million of net loss, net of tax benefit of $0.1 million. For the three and nine months ended October 31, 2014, the Company had no reclassifications from AOCI to earnings.

NOTE 10 - ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income consisted of the following (in thousands):

	Currency Translation Adjustments	Available-for-sale securities	Net Unrealized Income / (Loss) On Hedging Contracts	Accumulated Other Comprehensive Income
Balance, January 31, 2015	$98,642	$211	$1	$98,854
Other comprehensive (loss) / income before reclassifications	(19,688)	(5)	120	(19,573)
Amounts reclassified from accumulated other comprehensive income (1)	—	—	(108)	(108)
Net current-period other comprehensive (loss) / income	(19,688)	(5)	12	(19,681)
As of October 31, 2015	$78,954	$206	$13	$79,173

	Currency Translation Adjustments	Available-for-sale securities	Net Unrealized Income On Hedging Contracts	Accumulated Other Comprehensive Income
Balance, January 31, 2014	$103,438	$263	$1	$103,702
Other comprehensive (loss) / income before reclassifications	(16,777)	38	—	(16,739)
Amounts reclassified from accumulated other comprehensive income (1)	—	(81)	—	(81)
Net current-period other comprehensive (loss)	(16,777)	(43)	—	(16,820)
As of October 31, 2014	$86,661	$220	$1	$86,882

(1)	Amounts reclassified to earnings in the Consolidated Statements of Operations.

NOTE 11 – TREASURY STOCK

On March 21, 2013, the Board approved a share repurchase program under which the Company was authorized to purchase up to $50.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. The Company may purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise. On November 25, 2014, the Board increased the amount of the share repurchase authorization to $100.0 million. This authorization expires on January 31, 2016. During the nine months ended October 31, 2015, the Company repurchased a total of 1,747,996 shares of its common stock at a total cost of approximately $45.9 million or an average cost of $26.28 per share, which included 28,000 shares repurchased from the Movado Group Foundation at a total cost of approximately $0.8 million or $27.33 average per share. During the nine months ended October 31, 2014, the Company repurchased a total of 345,073 shares of its common stock at a total cost of approximately $13.2 million or an average cost of $38.11 per share.

There were 21,076 and 30,105 shares of common stock repurchased during the nine months ended October 31, 2015 and 2014, respectively, as a result of the surrender of shares in connection with the vesting of certain stock awards. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS

On November 20, 2015, FASB issued ASU 2015-17, “Income Taxes: Balance Sheet Classification of Deferred Taxes,” which eliminates the current requirement for companies to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. Instead, companies will be required to classify all deferred tax assets and liabilities as non-current. For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted. The Company is evaluating the effect of adopting this pronouncement, but the adoption is not expected to have a material impact on the Company’s consolidated financial statements.

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

On April 7, 2015, FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which states that debt issuance costs be presented in the balance sheet as a direct deduction from the debt liability, consistent with debt discounts. Under current accounting standards, such costs are recorded as an asset. On August 18, 2015, FASB clarified that the guidance in this pronouncement does not apply to line-of-credit arrangements. Accordingly, debt issuance costs for line-of-credit arrangements may continue to be presented as an asset that is amortized ratably over the term of the arrangement. The new guidance is effective for the beginning of the Company’s fiscal year 2017, with early adoption permitted. This new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

A summary rollforward of costs related to the operating efficiency initiatives and other items is as follows (in thousands):

	Balance at January 31, 2015	Fiscal 2016 charges (4)	Cash payments	Non-cash adjustments	Foreign exchange	Accrued balance at October 31, 2015
Severance (1)	$1,080	$1,300	$(1,747)	$—	$(149)	$484
Occupancy charges (1) (2)	—	788	(162)	—	(98)	528
Fixed assets (1) (3)	—	582	—	(582)	—	—
Total	$1,080	$2,670	$(1,909)	$(582)	$(247)	$1,012

(1)

The total severance charges of $1.3 million include $0.6 million in SG&A and $0.7 million in Cost of sales on the Consolidated Statement of Operations for the nine months ended October 31, 2015. The occupancy charge of $0.8 million and fixed asset charge of $0.6 million are included in SG&A on the Consolidated Statement of Operations for the nine months ended October 31, 2015. There were no charges for the three months ended October 31, 2015.

(2)	Occupancy charges include expenses for rent, office equipment and legal expenses.
(3)	Fixed asset charges include $0.5 million related to closing of certain shop-in-shops that were no longer in use in Asia.
(4)

This pre-tax charge was the net of a $0.9 million transfer of the provision related to severance agreements and a charge of $3.6 million in the United States and International locations of the Wholesale segment, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q, including, without limitation, statements under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as statements in future filings by the Company with the Securities and Exchange Commission (the “SEC”), in the Company’s press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, forecasts and projections about the Company, its future performance, the industry in which the Company operates and management’s assumptions. Words such as “expects”, “anticipates”, “targets”, “goals”, “projects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should” and variations of such words and similar expressions are also intended to identify such forward-looking statements. The Company cautions readers that forward-looking statements include, without limitation, those relating to the Company’s future business prospects, projected operating or financial results, revenues, working capital, liquidity, capital needs, plans for future operations, expectations regarding capital expenditures, operating efficiency initiatives and other items, and operating expenses, effective tax rates, margins, interest costs, and income as well as assumptions relating to the foregoing. Forward-looking statements are subject to certain risks and uncertainties, some of which cannot be predicted or quantified. Actual results and future events could differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company’s reports filed with the SEC including, without limitation, the following: general economic and business conditions, which may impact disposable income of consumers in the United States and the other significant markets (including Europe) where the Company’s products are sold, uncertainty regarding such economic and business conditions, trends in consumer debt levels and bad debt write-offs, general uncertainty related to possible terrorist attacks, natural disasters, the stability of the European Union and defaults on or downgrades of sovereign debt and the impact of any of those events on consumer spending, changes in consumer preferences and popularity of particular designs, new product development and introduction, the ability of the Company to successfully implement its business strategies, competitive products and pricing, the impact of “smart” watches and other wearable tech products on the traditional watch market, seasonality, availability of alternative sources of supply in the case of the loss of any significant supplier or any supplier’s inability to fulfill the Company’s orders, the loss of or curtailed sales to significant customers, the Company’s dependence on key employees and officers, the ability to successfully integrate the operations of acquired businesses without disruption to other business activities, the continuation of the company’s major warehouse and distribution centers, the continuation of licensing arrangements with third parties, losses possible from pending or future litigation, the ability to secure and protect trademarks, patents and other intellectual property rights, the ability to lease new stores on suitable terms in desired markets and to complete construction on a timely basis, the ability of the Company to successfully manage its expenses on a continuing basis, information systems failure or breaches of network security, the continued availability to the Company of financing and credit on favorable terms, business disruptions, disease, general risks associated with doing business outside the United States including, without limitation, import duties, tariffs, quotas, political and economic stability, changes to existing laws or regulations, and success of hedging strategies with respect to currency exchange rate fluctuations.

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

Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and the results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s most critical accounting policies have been discussed in the Company’s 2015 Annual Report on Form 10-K and are incorporated by reference herein.

As of October 31, 2015, there have been no material changes to any of the critical accounting policies as disclosed in the Company’s 2015 Annual Report on Form 10-K.

Recent Developments

On November 24, 2015, the Board approved the payment of a cash dividend in the amount of $0.11 for each share of the Company’s outstanding common stock and class A common stock. The dividend will be paid on December 18, 2015 to all shareholders of record as of the close of business on December 4, 2015. The decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

On November 16, 2015, the Company announced its innovative approach to wearable technology where design is first and foremost. In collaboration with two premier technology leaders, two distinct smartwatch collections were created with iOS and Android compatible apps: MotionX-365 end-to-end solution created by Silicon Valley's Fullpower Technologies, Inc. for Movado Swiss timepieces, and HP Inc. for Movado's BOLD collection. Both collections will be available for the upcoming holiday season.

On October 6, 2015, the Company announced the launch of the new Movado Edge watch collection, developed in collaboration with world-renowned industrial designer Yves Behar and his design firm fuseproject. Uniting the talents of two of the most important industrial designers of the last 70 years, Nathan George Horwitt and Yves Behar, the Company has brought a dynamic new level of design innovation and sophistication to the legendary Museum Dial.

On August 27, 2015, the Board approved the payment of a cash dividend in the amount of $0.11 for each share of the Company’s outstanding common stock and class A common stock.

Following the Company’s strategic decision in the fourth quarter of fiscal 2014 to reduce the presence of ESQ watches in order to expand the Movado brand offering in certain retail doors, the Company continues to offer ESQ Movado in select retail locations as well as its direct-to-consumer outlet stores. However the Company has discontinued the production of ESQ watches going forward and, accordingly, on July 28, 2015 extended its ESQ watch license with Hearst through December, 31 2016, with the right to sell its remaining product inventory for up to six months thereafter.

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

Results of operations for the three months ended October 31, 2015 as compared to the three months ended October 31, 2014

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Three Months Ended October 31,
	2015	2014
Wholesale:
United States	$90,158	$91,280
International	79,288	81,533
Total Wholesale	169,446	172,813
Retail	16,183	15,744
Net Sales	$185,629	$188,557

Comparative net sales by categories were as follows (in thousands):

	Three Months Ended October 31,
	2015	2014
Wholesale:
Luxury brands category	$71,045	$73,983
Licensed brands category	94,722	94,223
After-sales service and all other	3,679	4,607
Total Wholesale	169,446	172,813
Retail	16,183	15,744
Consolidated total	$185,629	$188,557

Net sales for the three months ended October 31, 2015 were $185.6 million, below the prior year period by $2.9 million or 1.6%. For the three months ended October 31, 2015, fluctuations in foreign currency exchange rates unfavorably impacted net sales by $6.9 million when compared to the prior year period.

Net sales for the three months ended October 31, 2015 in the Wholesale segment were $169.4 million, a decrease compared to the prior year period of $3.4 million or 1.9%. The decrease in net sales was the result of decreases in net sales in both the International and the United States locations of the Wholesale segment.

Net sales for the three months ended October 31, 2015 in the United States location of the Wholesale segment were $90.2 million, below the prior year period by $1.1 million or 1.2%, primarily driven by net sales decreases in the luxury brands category. The net sales decrease recorded in the luxury brands category was $1.8 million, or 3.2%, which was primarily attributable to a decrease in ESQ Movado brand sales as a result of limited distribution due to the Company discontinuing production of the brand. These sales decreases were partially offset by higher sales in the licensed brands category of $1.1 million, or 3.7%, which were primarily due to higher sales of certain licensed brands, as a result of strong sell-through, as design and key price points resonated well with customers.

Net sales for the three months ended October 31, 2015 in the International location of the Wholesale segment were $79.3 million, below the prior year by $2.2 million or 2.8%, which included fluctuations in foreign currency exchange rates which unfavorably impacted net sales by $6.9 million when compared to the prior year period. This decrease was primarily driven by net sales decreases in both the luxury and licensed brands categories. The net sales decrease in the luxury brands category of $1.1 million, or 6.6%, was primarily the result of the translational impact of the weaker European and Canadian currencies when compared to the prior year period, partially offset by higher sales of certain luxury brands watches. Net sales in the licensed brands category were below the prior year period by $0.6 million, or 1.0%, due to the translational impact of the weaker European and Canadian currencies when compared to the prior year period partially offset by higher sales of certain licensed brands watches.

Net sales for the three months ended October 31, 2015 in the Retail segment were $16.2 million, above the prior year period sales by $0.4 million, or 2.8%. As of October 31, 2015, the Company operated 39 outlet stores, compared to 38 outlet stores at the end of the prior year period.

Gross Profit.  Gross profit for the three months ended October 31, 2015 was $100.1 million or 53.9% of net sales as compared to $99.8 million or 53.0% of net sales in the prior year period. The increase in gross profit of $0.3 million, as well as the increase in the gross margin percentage of approximately 90 basis points for the three months ended October 31, 2015, resulted primarily from a shift in channel and product mix, selective price increases, and certain sourcing improvements, which collectively drove approximately 210 basis points of improvement, partially offset by an unfavorable impact of fluctuations in foreign currency exchange rates of approximately 140 basis points.

Selling, General and Administrative (“SG&A”).  SG&A expenses for the three months ended October 31, 2015 were $66.6 million, as compared to the prior year period of $66.5 million. SG&A expenses included an increase in compensation and benefit expenses of $2.5 million, primarily resulting from higher performance-based compensation, as the Company reversed a majority of accrued performance-based compensation in the prior year period. This increase in SG&A expenses was partially offset by the favorable effect of fluctuations in foreign currency exchange rates of $0.8 million, which was the result of the translation of foreign subsidiary results, lower marketing expenses of $0.8 million, and lower selling related expenses of $0.7 million.

Wholesale Operating Income.  Operating income of $31.0 million and $30.5 million, which includes $12.6 million and $11.3 million of unallocated corporate expenses as well as $14.6 million and $15.5 million of certain intercompany profits related to the Company’s supply chain operations, was recorded in the Wholesale segment for the three months ended October 31, 2015 and 2014, respectively. The $0.5 million increase in operating income was the net result of an increase in gross profit of $0.5 million and relatively flat SG&A expenses when compared to the prior year period. The increase in gross profit of $0.5 million was primarily due to a higher gross margin percentage, partially offset by lower sales which were unfavorably impacted by fluctuations in foreign currency exchange rates. SG&A expenses included an increase in compensation and benefit expenses of $2.5 million, primarily resulting from higher performance-based compensation, as the Company reversed a majority of accrued performance-based compensation in the prior year period. These increases in SG&A expenses were partially offset by the favorable effect of fluctuations in foreign currency exchange rates of $0.8 million, which was the result of the translation of foreign subsidiary results, lower marketing expenses of $0.8 million, and lower selling related expenses of $0.7 million.

U.S. Wholesale Operating Income.  Operating income of $12.9 million and $8.5 million, which included unallocated corporate expenses of $12.6 million and $11.3 million, was recorded in the United States location of the Wholesale segment for the three months ended October 31, 2015 and 2014, respectively. The increase in operating income of $4.4 million was the net result of higher gross profit of $5.3 million, partially offset by higher SG&A expenses of $0.9 million. The increase in gross profit of $5.3 million was primarily due to a higher gross margin percentage, partially offset by lower sales. The increase in SG&A expenses was attributable to an increase in compensation and benefit expenses of $2.4 million, primarily resulting from higher performance-based compensation partially offset by lower selling related expenses of $0.7 million and lower marketing expenses of $0.5 million.

International Wholesale Operating Income.  Operating income of $18.1 million and $22.0 million, which included $14.6 million and $15.5 million of certain intercompany profits related to the Company’s supply chain operations, was recorded in the International location of the Wholesale segment for the three months ended October 31, 2015 and 2014, respectively. The decrease in operating income of $3.9 million was primarily due to a lower gross profit of $4.9 million, partially offset by lower SG&A expenses of $1.0 million. The decrease in gross profit of $4.9 million was primarily due to lower gross margin percentage and lower net sales, which were both unfavorably impacted by fluctuations in foreign currency exchange rates. The decrease in SG&A expenses included a favorable effect of fluctuations in foreign currency exchange rates of $0.8 million and lower marketing expenses of $0.3 million.

Retail Operating Income.  Operating income of $2.4 million and $2.8 million was recorded in the Retail segment for the three months ended October 31, 2015 and 2014, respectively. The decrease in operating income of $0.4 million was the result of a decrease in gross profit of $0.2 million and higher SG&A expenses of $0.2 million. The decrease in gross profit of $0.2 million was primarily attributable to a lower gross margin percentage. The increase in SG&A expenses of $0.2 million was primarily due to higher compensation, benefit and occupancy expenses related to operating more stores when compared to the prior year period.

Income Taxes. The Company recorded an income tax expense of $11.2 million and $10.9 million for the three months ended October 31, 2015 and 2014, respectively.

The effective tax rate was 33.9% and 32.7% for the three months ended October 31, 2015 and 2014, respectively. The increase in the effective tax rate was primarily due to an increase in U.S. tax provisions on certain earnings of foreign subsidiaries.

The effective tax rate for the three months ended October 31, 2015 differs from the U.S. statutory tax rate of 35.0% primarily due to foreign earnings being taxed at rates lower than the U.S. statutory tax rate, partially offset by U.S. tax provisions on certain earnings of foreign subsidiaries. The effective tax rate for the three months ended October 31, 2014 differs from the U.S. statutory tax rate of 35.0%, primarily due to foreign earnings being taxed at rates lower than the U.S. statutory tax rate, partially offset by not recognizing tax benefit on losses incurred by certain foreign operations.

Net Income Attributed to Movado Group, Inc. The Company recorded net income attributed to Movado Group, Inc. of $21.5 million and $22.2 million for the three months ended October 31, 2015 and 2014, respectively.

Results of operations for the nine months ended October 31, 2015 as compared to the nine months ended October 31, 2014

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Nine Months Ended October 31,
	2015	2014
Wholesale:
United States	$206,835	$204,703
International	201,963	205,637
Total Wholesale	408,798	410,340
Retail	42,861	42,729
Net Sales	$451,659	$453,069

Comparative net sales by categories were as follows (in thousands):

	Nine Months Ended October 31,
	2015	2014
Wholesale:
Luxury brands category	$168,057	$168,827
Licensed brands category	229,938	229,749
After-sales service and all other	10,803	11,764
Total Wholesale	408,798	410,340
Retail	42,861	42,729
Consolidated total	$451,659	$453,069

Net sales for the nine months ended October 31, 2015 were $451.7 million, below the prior year period by $1.4 million or 0.3%. For the nine months ended October 31, 2015, fluctuations in foreign currency exchange rates unfavorably impacted net sales by $20.2 million when compared to the prior year period.

Net sales for the nine months ended October 31, 2015 in the Wholesale segment were $408.8 million, below the prior year period by $1.5 million or 0.4%. The decrease in net sales was the net result of a decrease in net sales in the International location, partially offset by an increase in net sales in the United States location of the Wholesale segment.

Net sales for the nine months ended October 31, 2015 in the United States location of the Wholesale segment were $206.8 million, above the prior year period by $2.1 million or 1.0%, primarily driven by sales increases in the licensed brands category. The sales increase in the licensed brands category was $2.4 million, or 3.4%, which was primarily due to higher sales of certain licensed brands, as a result of strong sell-through, as design and key price points resonated well with customers. Net sales recorded in the luxury brands category were $126.6 million, relatively flat compared to the prior year period. The flat sales in the luxury brands category was primarily due to lower sales in the ESQ Movado brand, partially offset by higher sales in the Movado brand. The decrease in ESQ Movado brand sales were the result of limited distribution due to the Company discontinuing production of the brand. These decreases were partially offset by an increase in the Movado brand sales which were primarily due to higher sales of Movado BOLD and the introduction of new products in the current year, all of which were supported by the Company’s continued focus and investment in marketing and advertising.

Net sales for the nine months ended October 31, 2015 in the International location of the Wholesale segment were $202.0 million, below the prior year by $3.7 million or 1.8%, which included fluctuations in foreign currency exchange rates which unfavorably impacted net sales by $20.2 million when compared to the prior year period. This decrease was primarily driven by sales decreases in the licensed brands and luxury brands categories. Net sales in the licensed brands category were below the prior year period by $2.2 million, or 1.4%, due to lower sales of certain licensed brands primarily due to the translational impact of the weaker European and Canadian currencies when compared to the prior year period. Sales decreases in most licensed brands were partially offset by higher sales in certain other licensed brands primarily due to strong sell-through, as design and key price points resonated well with customers. Net sales in the luxury brands category were below the prior year period by $0.6 million, or 1.5%, primarily due to the translational impact of the weaker European and Canadian currencies when compared to the prior year period.

Net sales for the nine months ended October 31, 2015 in the Retail segment were $42.9 million, relatively flat compared to the prior year period sales of $42.7 million.

Gross Profit.  Gross profit for the nine months ended October 31, 2015 was $241.6 million or 53.5% of net sales as compared to $242.6 million or 53.5% of net sales in the prior year period. The decrease in gross profit of $1.0 million was primarily due to lower sales. The gross margin percentage for the nine months ended October 31, 2015 was flat compared to the prior year period primarily due to an unfavorable impact of fluctuations in foreign currency exchange rates of approximately 190 basis points and an unfavorable impact related to severance agreements from the Company’s operating efficiencies initiative of approximately 10 basis points, offset by the positive impact of a shift in channel and product mix, selective price increases, and certain sourcing improvements of approximately 200 basis points.

Selling, General and Administrative (“SG&A”).  SG&A expenses for the nine months ended October 31, 2015 were $183.0 million, representing an increase from the prior year period of $1.8 million or 1.0%. The increase in SG&A expenses was attributable to an increase in compensation and benefit expenses of $5.5 million, primarily resulting from higher headcount, salaries, performance-based compensation and stock awards. Also contributing to this increase in SG&A expenses was a $2.0 million charge for severance agreements, occupancy and fixed assets, related to the Company’s operating efficiencies initiative and other items. These increases in SG&A expenses were partially offset by the favorable effect of fluctuations in foreign currency exchange rates of $5.0 million, which was the result of the translation of foreign subsidiary results and the result of the stronger average Swiss franc and Hong Kong dollar to Euro currency rates when compared to the prior year period. Also, these increases in SG&A expenses were partially offset by lower marketing expenses of $0.6 million.

Wholesale Operating Income.  Operating income of $51.8 million and $53.6 million, which includes $29.2 million and $24.2 million of unallocated corporate expenses as well as $34.2 million and $35.5 million of certain intercompany profits related to the Company’s supply chain operations, was recorded in the Wholesale segment for the nine months ended October 31, 2015 and 2014, respectively. The $1.8 million decrease in operating income was the net result of an increase in SG&A expenses of $1.0 million and a decrease in gross profit of $0.8 million. The increase in SG&A expenses was attributable to an increase in compensation and benefit expenses of $5.2 million, primarily resulting from higher headcount, salaries, performance-based compensation and stock awards. Also contributing to this increase in SG&A expenses was a $2.0 million charge for severance agreements, occupancy and fixed assets, related to the Company’s operating efficiencies initiative and other items. These increases in SG&A expenses were partially offset by the favorable effect of fluctuations in foreign currency exchange rates of $5.0 million, which was the result of the translation of foreign subsidiary results and the result of the stronger average Swiss franc and Hong Kong dollar to Euro currency rates when compared to the prior year period. These increases in SG&A expenses were also partially offset by lower marketing expenses of $0.6 million and lower rent related expenses of $0.3 million. The decrease in gross profit of $0.8 million was primarily due to lower sales, which were unfavorably impacted by fluctuations in foreign currency exchange rates.

U.S. Wholesale Operating Income.  Operating income of $19.0 million and $7.9 million, which included unallocated corporate expenses of $29.2 million and $24.2 million, was recorded in the United States location of the Wholesale segment for the nine months ended October 31, 2015 and 2014, respectively. The increase in operating income of $11.1 million was the net result of an increase in gross profit of $14.6 million, partially offset by an increase in SG&A expenses of $3.5 million. The increase in gross profit of $14.6 million was primarily due to higher net sales and a higher gross margin percentage. The increase in SG&A expenses was attributable to an increase of $4.6 million, primarily resulting from higher headcount, salaries, performance-based compensation and stock awards. The increase in SG&A expenses was partially offset by a $0.9 million transfer of the provision related to severance agreements as a result of the Company’s operating efficiencies initiative and other items.

International Wholesale Operating Income.  Operating income of $32.8 million and $45.7 million, which included $34.2 million and $35.5 million of certain intercompany profits related to the Company’s supply chain operations, was recorded in the International location of the Wholesale segment for the nine months ended October 31, 2015 and 2014, respectively. The decrease in operating income of $12.9 million was the result of a lower gross profit of $15.4 million partially offset by lower SG&A expenses of $2.5 million. The decrease in gross profit of $15.4 million was primarily due to lower sales and a lower gross margin percentage, which were both unfavorably impacted by fluctuations in foreign currency exchange rates. The decrease in SG&A expenses included a favorable effect of fluctuations in foreign currency exchange rates of $5.0 million and lower rent related expenses of $0.3 million. These decreases were partially offset by a charge of $2.9 million related to the Company’s operating efficiencies initiative and a higher compensation and benefit expenses of $0.6 million.

Retail Operating Income.  Operating income of $6.7 million and $7.8 million was recorded in the Retail segment for the nine months ended October 31, 2015 and 2014, respectively. The $1.1 million decrease in operating income was primarily the result of an increase in SG&A expenses of $0.9 million. The increase in SG&A expenses of $0.9 million was primarily due to higher compensation, benefit and occupancy expenses related to the opening of new stores.

Income Taxes. The Company recorded an income tax expense of $20.5 million and $19.2 million for the nine months ended October 31, 2015 and 2014, respectively.

The effective tax rate was 35.3% and 31.4% for the nine months ended October 31, 2015 and 2014, respectively. The increase in the effective tax rate was primarily due to an increase in U.S. tax provisions on certain earnings of foreign subsidiaries, not recognizing tax benefits on losses incurred by certain foreign operations and certain costs related to the operating efficiency initiatives and other items (see note 13) resulting in deferred taxes that were valued.

The effective tax rate for the nine months ended October 31, 2015 differs from the U.S. statutory tax rate of 35.0% primarily due to U.S. tax provisions on certain earnings of foreign subsidiaries, not recognizing tax benefits on losses incurred by certain foreign operations and the impact of certain costs related to the operating efficiency initiatives and other items (see note 13) resulting in deferred taxes that were valued, partially offset by foreign earnings being taxed at rates lower than the U.S. statutory tax rate.

The effective tax rate for the nine months ended October 31, 2014 differs from the U.S. statutory tax rate of 35.0%, primarily due to foreign earnings being taxed at rates lower than the U.S. statutory tax rate partially offset by not recognizing tax benefit on losses incurred by certain foreign operations.

Net Income Attributed to Movado Group, Inc. The Company recorded net income attributed to Movado Group, Inc. of $37.2 million and $41.7 million for the nine months ended October 31, 2015 and 2014, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2015 and October 31, 2014, the Company had $181.2 million and $157.9 million, respectively, of cash and cash equivalents, $172.3 million and $144.0 million, respectively, of which were located at the Company’s foreign subsidiaries. The majority of the foreign cash balances are associated with earnings that the Company has asserted are permanently reinvested, and which are required to support continued growth outside the United States through funding of capital expenditures, accounts receivables, operating expenses and similar cash needs of the foreign operations. The Company has recorded a federal tax liability of $2.7 million related to $12.7 million of pre-2013 foreign earnings which have been earmarked for future repatriation.

Cash provided by operating activities was $10.2 million and $1.3 million for the nine months ended October 31, 2015 and 2014, respectively. The $10.2 million of cash provided by operating activities for the nine months ended October 31, 2015, was primarily due to net income for the period of $37.5 million and favorable non-cash items of $17.6 million, which included a $2.7 million non-cash charge related to the operating efficiency initiatives and other items, partially offset by a change in working capital of $45.6 million. The change in working capital of $45.6 million was primarily due to the increases in accounts receivable as a result of the seasonality of sales and the building of inventory in anticipation of the holiday selling season in the fourth quarter of the current fiscal year, partially offset by higher accrued liabilities. The $1.3 million of cash provided by operating activities for the nine months ended October 31, 2014, was primarily due to income for the period of $42.0 million and favorable non-cash items of $13.5 million, partially offset by the change in working capital of $54.1 million. The change in working capital of $54.1 million was primarily due to an increase in accounts receivable as a result of increased sales and an increase in inventory primarily related to an inventory build in anticipation of the holiday selling season in the second half of the fiscal year, partially offset by an increase in income taxes payable.

Cash used in investing activities amounted to $6.0 million and cash provided by investing activities amounted to $25.3 million for the nine months ended October 31, 2015 and 2014, respectively. The cash used in investing activities for the nine months ended October 31, 2015 was primarily for capital expenditures related to the improvements of Baselworld Watch and Jewelry Show booths, construction of shop-in-shops at some of the Company’s wholesale customers, computer hardware and software, spending on store renovation/openings and spending on tooling and design. The cash provided by investing for the nine months ended October 31, 2014, consisted of proceeds from the maturity of time-deposits of $33.7 million and proceeds from available-for-sale securities of $0.3 million, partially offset by capital expenditures of $7.5 million, primarily related to the improvements of Baselworld Watch and Jewelry Show booths, construction of shop-in-shops at some of the Company’s wholesale customers, spending on new store openings and spending on tooling and design and cash used to purchase a long-term investment of $1.2 million.

Cash used in financing activities amounted to $14.3 million and $19.5 million for the nine months ended October 31, 2015 and 2014, respectively. Cash used in financing activities for the nine months ended October 31, 2015 included the repurchase of shares of the Company’s common stock, the payment of dividends, repayments of bank borrowings and the surrender of shares in connection with the vesting of certain stock awards. Cash used in financing activities for the nine months ended October 31, 2014 was primarily to repurchase shares of the Company’s common stock and to pay dividends, partially offset by the result of stock option exercises for the period.

On January 30, 2015, the Company, together with Movado Group Delaware Holdings Corporation, Movado Retail Group, Inc. and Movado LLC (collectively, the “Borrowers”), each a wholly-owned domestic subsidiary of the Company, entered into a Credit Agreement (the “Credit Agreement”) with the lenders party thereto and Bank of America, N.A. as administrative agent (in such capacity, the “Agent”). The Credit Agreement provides for a $100.0 million senior secured revolving credit facility (the “Facility”) including a $15.0 million letter of credit sub-facility that matures on January 30, 2020, with provisions for uncommitted increases of up to $50.0 million in the aggregate subject to customary terms and conditions. In connection with the Credit Agreement, the Borrowers also entered into a Security and Pledge Agreement dated as of January 30, 2015 in favor of the Agent (the “Security Agreement”).

As of October 31, 2015, $40.0 million in loans were drawn under the Facility. Additionally, approximately $3.7 million in letters of credit which are outstanding under the Borrower’s pre-existing asset-based revolving credit facility that was concurrently terminated as described below, were deemed to be issued and outstanding under the Facility. As of October 31, 2015, availability under the Facility was approximately $56.3 million.

Borrowings under the Facility bear interest at rates selected periodically by the Company at LIBOR plus a range from 1.25% to 1.75% per annum, based on the Company’s consolidated leverage ratio or a base rate plus a range from 0.25% to 0.75% per annum based on the Company’s consolidated leverage ratio. At October 31, 2015, the Company’s interest rate was at LIBOR plus 1.50% per annum or at a base rate plus 0.50%. The Company has also agreed to pay certain fees and expenses and provide certain indemnities, all of which are customary for such financings.

The borrowings under the Facility are joint and several obligations of the Borrowers and are also cross-guaranteed by each Borrower. In addition, pursuant to the Security Agreement, the Borrowers’ obligations under the Facility are secured by first priority liens, subject to permitted liens, on substantially all of the Borrowers’ assets other than certain excluded assets. The Security Agreement contains representations, warranties and covenants, which are customary for pledge and security agreements of this type, relating to the creation and perfection of security interests in favor of the Agent over various categories of the Borrowers’ assets.

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

The Borrowers are also subject to a minimum consolidated EBITDA (as defined) test of $50.0 million, measured at the end of each fiscal quarter based on the four most recent fiscal quarters and a consolidated leverage ratio (as defined) covenant not to exceed 2.50 to 1.00, measured as of the last day of each fiscal quarter. As of October 31, 2015, the Company was in compliance with its covenants under the Credit Agreement.

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

As of October 31, 2015, the Company classified the outstanding balance under the Facility as long-term debt as such obligations mature on January 30, 2020 and the Company has the intent and ability to refinance such obligations on a long-term basis.

A Swiss subsidiary of the Company maintains unsecured lines of credit of unspecified maturity with a Swiss bank. As of October 31, 2015 and 2014, these lines of credit totaled 5.0 million Swiss francs with a dollar equivalent of $5.1 million and $5.2 million, respectively. As of October 31, 2015 and 2014, there were no borrowings against these lines. As of October 31, 2015, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.0 million in various foreign currencies.

The Company paid dividends of $0.33 per share and $0.30 per share or approximately $7.8 million and $7.6 million for the nine months ended October 31, 2015 and 2014, respectively.

On November 24, 2015, the Board approved the payment of a cash dividend in the amount of $0.11 for each share of the Company’s outstanding common stock and class A common stock. The dividend will be paid on December 18, 2015 to all shareholders of record as of the close of business on December 4, 2015. The decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

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

Cash at October 31, 2015 amounted to $181.2 million compared to $157.9 million at October 31, 2014. The increase in cash is primarily the result of proceeds from bank borrowings and cash provided by operating activities, partially offset by cash used in stock repurchases, the payment of dividends, capital expenditures and a long-term investment.

Management believes that the cash on hand in addition to the expected cash flow from operations and the Company’s short-term borrowing capacity will be sufficient to meet its working capital needs for at least the next twelve months.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet financing or unconsolidated special-purpose entities.

Recent Accounting Pronouncements

On November 20, 2015, FASB issued ASU 2015-17, “Income Taxes: Balance Sheet Classification of Deferred Taxes,” which eliminates the current requirement for companies to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. Instead, companies will be required to classify all deferred tax assets and liabilities as non-current. For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted. The Company is evaluating the effect of adopting this pronouncement, but the adoption is not expected to have a material impact on the Company’s consolidated financial statements.

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

On April 7, 2015, FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which states that debt issuance costs be presented in the balance sheet as a direct deduction from the debt liability, consistent with debt discounts. Under current accounting standards, such costs are recorded as an asset. On August 18, 2015, FASB clarified that the guidance in this pronouncement does not apply to line-of-credit arrangements. Accordingly, debt issuance costs for line-of-credit arrangements may continue to be presented as an asset that is amortized ratably over the term of the arrangement. The new guidance is effective for the beginning of the Company’s fiscal year 2017, with early adoption permitted. This new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

The Company uses forward exchange contracts to offset its exposure to certain foreign currency receivables and liabilities. These forward contracts are not designated as qualified hedges and, therefore, changes in the fair value of these derivatives are recognized in earnings in the period they arise, thereby offsetting the current earnings effect resulting from the revaluation of the related foreign currency receivables and liabilities.

As of October 31, 2015, the Company’s entire net forward contracts hedging portfolio consisted of 36.0 million Swiss francs equivalent and 5.0 million Euros equivalent for various expiry dates ranging through April 19, 2016 compared to a portfolio of 48.0 million Swiss francs equivalent for various expiry dates ranging through May 12, 2015 as of October 31, 2014. If the Company were to settle its Swiss franc forward contracts at October 31, 2015, the net result would be a loss of $0.7 million, net of tax benefit of $0.4 million. If the Company were to settle its Euro forward contracts at October 31, 2015, the net result would be immaterial. The Company had no Swiss franc or Euro option contracts related to cash flow hedges as of October 31, 2015 and 2014, respectively.

The Board authorized the hedging of the Company’s Swiss franc denominated investment in its wholly-owned Swiss subsidiaries using purchase options under certain limitations. These hedges are treated as net investment hedges under the relevant accounting guidance regarding derivative instruments. As of October 31, 2015 and 2014, the Company did not hold any instruments designated as net investment hedges.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under its hedging program, the Company can purchase various commodity derivative instruments, primarily futures contracts. When held, these derivatives are documented as qualified cash flow hedges, and the resulting gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. The Company did not hold any future contracts in its gold hedge portfolio as of October 31, 2015 and 2014; thus, any changes in the gold purchase price will have an equal effect on the Company’s cost of sales.

Debt and Interest Rate Risk

The Company has certain debt obligations with variable interest rates, which are based at LIBOR plus a range from 1.25% to 1.75% or  at a base rate plus a range from 0.25% to 0.75% per annum.  The Company does not hedge these interest rate risks. As of October 31, 2015, the Company had $40.0 million in outstanding debt. The Company believes that a 1% change in interest rates would affect the Company’s annual net income by approximately $0.2 million. For additional information concerning potential changes to future interest obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. However, it should be noted that a control system, no matter how well conceived or operated, can only provide reasonable, not absolute, assurance that its objectives will be met and may not prevent all errors or instances of fraud.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended October 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

A complaint was filed on February 4, 2015 against the Company and several of its officers in the United States District Court for the District of New Jersey, which alleged that, between March 26, 2014 and November 13, 2014, the Company made false and misleading statements about the Company’s financial performance. The complaint was voluntarily dismissed with prejudice on June 30, 2015.

The Company is involved in various legal proceedings and claims from time to time in the ordinary course of its business. Although the outcome of such matters cannot be determined with certainty, the Company’s general counsel and management believe that the final outcome would not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors

As of October 31, 2015, there have been no material changes to any of the risk factors previously reported in the Company’s 2015 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 21, 2013, the Board approved a share repurchase program under which the Company was authorized to purchase up to $50.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. The Company may purchase shares of its common stock through open market purchases, repurchase programs, block trades or otherwise. On November 25, 2014, the Board increased the amount of the share repurchase authorization to $100.0 million. This authorization expires on January 31, 2016. During the three months ended October 31, 2015, the Company repurchased a total of 275,106 shares of its common stock in the open market at a total cost of approximately $6.8 million or an average cost of $24.73 per share, which included 13,000 shares repurchased from the Movado Group Foundation at a total cost of approximately $0.3 million or $26.61 average per share.

There were no shares of common stock repurchased during the three months ended October 31, 2015 as a result of the surrender of shares in connection with the vesting of certain stock awards. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

The following table summarizes information about the Company’s purchases for the three months ended October 31, 2015 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
August 1, 2015 – August 31, 2015	199,200	$23.98	199,200	$19,225,327
September 1, 2015 – September 30, 2015	28,606	27.29	28,606	18,444,655
October 1, 2015 – October 31, 2015	47,300	26.34	47,300	17,198,746
Total	275,106	$24.73	275,106	$17,198,746

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Movado Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2015 filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOVADO GROUP, INC.
(Registrant)
Dated: November 24, 2015	By:	/s/ Sallie A. DeMarsilis
Sallie A. DeMarsilis Senior Vice President, Chief Financial Officer and Principal Accounting Officer