Form 10-Q
period 2016-04-30
MOVADO GROUP INC
filed 2016-05-26
CIK 72573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2016

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

The number of shares outstanding of the registrant’s Common Stock and Class A Common Stock as of May 19, 2016 were 16,365,727 and 6,644,105, respectively.

MOVADO GROUP, INC.

Index to Quarterly Report on Form 10-Q

April 30, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	April 30,	January 31,	April 30,
	2016	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$203,909	$228,188	$185,828
Trade receivables, net	75,771	71,030	73,472
Inventories	178,388	162,465	183,904
Other current assets	36,472	27,352	37,705
Total current assets	494,540	489,035	480,909

Property, plant and equipment, net	37,247	38,553	44,354
Deferred and non-current income taxes	20,697	20,323	19,791
Other non-current assets	41,578	37,259	39,483
Total assets	$594,062	$585,170	$584,537
LIABILITIES AND EQUITY
Current liabilities:
Loans payable to bank, current	$—	$5,000	$25,000
Accounts payable	27,677	27,308	25,647
Accrued liabilities	37,191	39,617	37,899
Income taxes payable	893	6,257	1,130
Total current liabilities	65,761	78,182	89,676

Loans payable to bank	35,000	35,000	—
Deferred and non-current income taxes payable	3,008	2,640	3,727
Other non-current liabilities	30,875	28,201	30,484
Total liabilities	134,644	144,023	123,887

Commitments and contingencies (Note 8)
Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 27,124,011, 26,962,656 and 26,926,331 shares issued and outstanding, respectively	271	270	269
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,644,105, 6,644,105 and 6,644,105 shares issued and outstanding, respectively	66	66	66
Capital in excess of par value	180,562	178,118	176,524
Retained earnings	393,113	392,788	358,992
Accumulated other comprehensive income	86,171	68,505	95,221
Treasury Stock, 10,742,285, 10,664,512 and 9,662,176 shares, respectively, at cost	(201,397)	(199,195)	(172,515)
Total Movado Group, Inc. shareholders' equity	458,786	440,552	458,557
Noncontrolling interests	632	595	2,093
Total equity	459,418	441,147	460,650
Total liabilities and equity	$594,062	$585,170	$584,537

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended April 30,
	2016	2015
Net sales	$114,063	$120,461
Cost of sales	52,746	58,012
Gross profit	61,317	62,449
Selling, general, and administrative	55,939	55,574
Operating income	5,378	6,875
Interest expense	(375)	(152)
Interest income	57	53
Income before income taxes	5,060	6,776
Provision for income taxes (Note 9)	1,723	3,135
Net income	3,337	3,641
Less: Net income attributed to noncontrolling interests	29	19
Net income attributed to Movado Group, Inc.	$3,308	$3,622

Basic income per share:
Weighted basic average shares outstanding	23,073	24,279
Net income per share attributed to Movado Group, Inc.	$0.14	$0.15

Diluted income per share:
Weighted diluted average shares outstanding	23,349	24,569
Net income per share attributed to Movado Group, Inc.	$0.14	$0.15

Dividends declared per share	$0.13	$0.11

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2016	2015
Comprehensive income / (loss), net of taxes:
Net income including noncontrolling interests	$3,337	$3,641
Net unrealized gain on investments, net of tax of $2 and $4, respectively	6	10
Net change in effective portion of hedging contracts, net of tax benefit of $46 and $100, respectively	(232)	(508)
Foreign currency translation adjustments	17,900	(3,137)
Comprehensive income including noncontrolling interests	21,011	6
Less: Comprehensive income attributed to noncontrolling interests	37	17
Total comprehensive income / (loss) attributed to Movado Group, Inc.	$20,974	$(11)

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2016	2015
Cash flows from operating activities:
Net income including noncontrolling interests	$3,337	$3,641
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	2,901	2,981
Transactional losses / (gains)	111	(774)
Write-down of inventories	359	330
Deferred income taxes	69	283
Stock-based compensation	2,409	1,520
Excess tax shortfall / (benefit) from stock-based compensation	103	(42)
Operating efficiency initiatives and other items	—	2,670
Changes in assets and liabilities:
Trade receivables	(3,603)	685
Inventories	(11,287)	(14,205)
Other current assets	(4,944)	(3,959)
Accounts payable	(360)	(2,079)
Accrued liabilities	(3,378)	4,044
Income taxes payable	(5,595)	(5,914)
Other non-current assets	(3,351)	(1,641)
Other non-current liabilities	2,248	1,286
Net cash (used in) operating activities	(20,981)	(11,174)
Cash flows from investing activities:
Capital expenditures	(538)	(1,461)
Short-term investment	(156)	—
Restricted cash deposits	(1,070)	—
Trademarks and other intangibles	(226)	(94)
Net cash (used in) investing activities	(1,990)	(1,555)
Cash flows from financing activities:
Proceeds from bank borrowings	—	25,000
Repayments of bank borrowings	(5,000)	—
Stock options exercised and other changes	(1,204)	(513)
Excess tax (shortfall) / benefit from stock-based compensation	(103)	42
Dividends paid	(2,983)	(2,636)
Stock repurchase	(943)	(22,154)
Net cash (used in) financing activities	(10,233)	(261)

Effect of exchange rate changes on cash and cash equivalents	8,925	(1,034)
Net (decrease) in cash and cash equivalents	(24,279)	(14,024)
Cash and cash equivalents at beginning of period	228,188	199,852
Cash and cash equivalents at end of period	$203,909	$185,828

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

BASIS OF PRESENTATION

The accompanying interim unaudited consolidated financial statements have been prepared by Movado Group, Inc. (the “Company”), in a manner consistent with that used in the preparation of the annual audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016 (the “2016 Annual Report on Form 10-K”). The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the periods reported. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial position and results of operations for the periods presented. The consolidated balance sheet data at January 31, 2016 is derived from the audited annual financial statements, which are included in the Company’s 2016 Annual Report on Form 10-K and should be read in connection with these interim unaudited financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

NOTE 1 – RECLASSIFICATIONS

Certain reclassifications were made to prior years’ financial statement amounts and related note disclosures to conform to fiscal 2017 presentation. As a result of early adoption of ASU 2015-17, “Income Taxes: Balance Sheet Classification of Deferred Taxes,” current deferred tax assets and liabilities were reclassified to non-current in all periods presented.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands) as of April 30, 2016 and 2015 and January 31, 2016:

		Fair Value at April 30, 2016
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$281	$—	$—	$281
Short-term investment	Other current assets	159	—	—	159
SERP assets - employer	Other non-current assets	1,185	—	—	1,185
SERP assets - employee	Other non-current assets	27,073	—	—	27,073
Hedge derivatives	Other current assets	—	719	—	719
Total		$28,698	$719	$—	$29,417
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$27,073	$—	$—	$27,073
Hedge derivatives	Accrued liabilities	—	199	—	199
Total		$27,073	$199	$—	$27,272

		Fair Value at January 31, 2016
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$268	$—	$—	$268
SERP assets - employer	Other non-current assets	1,168	—	—	1,168
SERP assets - employee	Other non-current assets	24,853	—	—	24,853
Hedge derivatives	Other current assets	—	64	—	64
Total		$26,289	$64	$—	$26,353
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$24,853	$—	$—	$24,853
Hedge derivatives	Accrued liabilities	—	1,163	—	1,163
Total		$24,853	$1,163	$—	$26,016

		Fair Value at April 30, 2015
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$327	$—	$—	$327
Long-term investment	Other non-current assets	—	—	1,264	1,264
SERP assets - employer	Other non-current assets	1,520	—	—	1,520
SERP assets - employee	Other non-current assets	26,047	—	—	26,047
Hedge derivatives	Other current assets	—	866	—	866
Total		$27,894	$866	$1,264	$30,024
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$26,047	$—	$—	$26,047
Hedge derivatives	Accrued liabilities	—	690	—	690
Total		$26,047	$690	$—	$26,737

The fair values of the Company’s available-for-sale securities are based on quoted prices. The fair value of the short-term investment, which is a guaranteed investment certificate, is based on its purchase price plus one half of a percent calculated annually. The fair value of the long-term investment at April 30, 2015 was based on the purchase price plus eight percent calculated annually. During the second quarter of fiscal 2016, this investment converted to common and preferred shares of a privately held company, accounted for under the cost method, with a carrying value of $1.3 million. This investment is tested quarterly for impairment. During the three months ended April 30, 2016 no impairment was recorded for this investment. The assets related to the Company’s defined contribution supplemental executive retirement plan (“SERP”) consist of both employer (employee unvested) and employee assets which are invested in investment funds with fair values calculated based on quoted market prices. The SERP liability represents the Company’s liability to the employees in the plan for their vested balances. The hedge derivatives are entered into by the Company principally to reduce its exposure to Swiss franc and Euro exchange rate risks. Fair values of the Company’s hedge derivatives are calculated based on quoted foreign exchange rates and quoted interest rates. The carrying amount of debt approximated fair value as of April 30, 2016.

NOTE 3 – EQUITY

The components of equity for the three months ended April 30, 2016 and 2015 are as follows (in thousands):

	Movado Group, Inc. Shareholders' Equity
	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance, January 31, 2016	$270	$66	$178,118	$392,788	$(199,195)	$68,505	$595	$441,147
Net income				3,308			29	3,337
Dividends				(2,983)				(2,983)
Stock repurchase					(943)			(943)
Stock options exercised, net of tax of $103	1		(49)		(1,259)			(1,307)
Supplemental executive retirement plan			84					84
Stock-based compensation expense			2,409					2,409
Net unrealized gain on investments, net of tax of $2						6		6
Net change in effective portion of hedging contracts, net of tax benefit of $46						(232)		(232)
Foreign currency translation adjustment (3)						17,892	8	17,900
Balance, April 30, 2016	$271	$66	$180,562	$393,113	$(201,397)	$86,171	$632	$459,418

	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance, January 31, 2015	$268	$66	$174,826	$358,006	$(149,811)	$98,854	$2,076	$484,285
Net income				3,622			19	3,641
Dividends				(2,636)				(2,636)
Stock repurchase					(22,154)			(22,154)
Stock options exercised, net of tax benefit of $42	1		78		(550)			(471)
Supplemental executive retirement plan			100					100
Stock-based compensation expense			1,520					1,520
Net unrealized gain on investments, net of tax of $4						10		10
Net change in effective portion of hedging contracts, net of tax benefit of $100						(508)		(508)
Foreign currency translation adjustment (3)						(3,135)	(2)	(3,137)
Balance, April 30, 2015	$269	$66	$176,524	$358,992	$(172,515)	$95,221	$2,093	$460,650

(1)	Each share of common stock is entitled to one vote per share on all matters submitted to a vote of the shareholders.
(2)

Each share of class A common stock is entitled to 10 votes per share on all matters submitted to a vote of the shareholders. Each holder of class A common stock is entitled to convert, at any time, any and all of such shares into the same number of shares of common stock. Each share of class A common stock is converted automatically into common stock in the event that the beneficial or record ownership of such shares of class A common stock is transferred to any person, except to certain family members or affiliated persons deemed “permitted transferees” pursuant to the Company’s Restated Certificate of Incorporation as amended. The class A common stock is not publicly traded, and consequently, there is currently no established public trading market for these shares.

(3)	The currency translation adjustment is not adjusted for income taxes to the extent that it relates to permanent investments of earnings in international subsidiaries.

NOTE 4 – SEGMENT AND GEOGRAPHIC INFORMATION

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

The Company divides its business into two major geographic locations: United States operations, and International, which includes the results of all other Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 23.4%, 10.0%, 8.5% and 5.4%, respectively, of the Company’s total net sales for the three months ended April 30, 2016. For the three months ended April 30, 2015, the Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 18.6%, 11.0%, 8.7% and 8.1%, respectively, of the Company’s total net sales. Substantially all of the Company’s International assets are located in Switzerland and Hong Kong.

Operating Segment Data for the Three Months Ended April 30, 2016 and 2015 (in thousands):

	Net Sales
	2016	2015
Wholesale:
Luxury brands category	$42,036	$44,903
Licensed brands category	56,840	60,842
After-sales service and all other	3,082	3,852
Total Wholesale	101,958	109,597
Retail	12,105	10,864
Consolidated total	$114,063	$120,461

	Operating Income
	2016	2015
Wholesale	$4,569	$5,925
Retail	809	950
Consolidated total	$5,378	$6,875

	Total Assets
	April 30, 2016	January 31, 2016	April 30, 2015
Wholesale	$570,014	$562,547	$563,947
Retail	24,048	22,623	20,590
Consolidated total	$594,062	$585,170	$584,537

Geographic Location Data for the Three Months Ended April 30, 2016 and 2015 (in thousands):

	Net Sales		Operating (Loss) / Income
	2016	2015	2016	2015
United States (1)	$60,057	$64,584	$(1,393)	$2,429
International (2)	54,006	55,877	6,771	4,446
Consolidated total	$114,063	$120,461	$5,378	$6,875

United States and International net sales are net of intercompany sales of $83.5 million and $81.5 million for the three months ended April 30, 2016 and 2015, respectively.

(1)	The United States operating loss included $8.8 million and operating income included $7.1 million of unallocated corporate expenses for the three months ended April 30, 2016 and 2015, respectively.

(2)

The International operating income included $7.0 million and $8.8 million of certain intercompany profits related to the Company’s supply chain operations for the three months ended April 30, 2016 and 2015, respectively.

	Total Assets
	April 30, 2016	January 31, 2016	April 30, 2015
United States	$209,325	$215,053	$214,062
International	384,737	370,117	370,475
Consolidated total	$594,062	$585,170	$584,537

	Property, Plant and Equipment, Net
	April 30, 2016	January 31, 2016	April 30, 2015
United States	$22,819	$24,517	$25,072
International	14,428	14,036	19,282
Consolidated total	$37,247	$38,553	$44,354

NOTE 5 – INVENTORIES

Inventories consisted of the following (in thousands):

	April 30, 2016	January 31, 2016	April 30, 2015
Finished goods	$127,781	$117,627	$128,451
Component parts	46,543	41,041	50,100
Work-in-process	4,064	3,797	5,353
	$178,388	$162,465	$183,904

NOTE 6 – DEBT AND LINES OF CREDIT

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

As of April 30, 2016, $35.0 million in loans were drawn under the Facility. Additionally, approximately $0.3 million in letters of credit, which were outstanding under the Borrower’s pre-existing asset-based revolving credit facility that was concurrently terminated when the Credit Agreement became effective, are deemed to be issued and outstanding under the Facility. As of April 30, 2016, availability under the Facility was approximately $64.7 million.

Borrowings under the Facility bear interest at rates selected periodically by the Company at LIBOR plus a spread ranging from 1.25% to 1.75% per annum, based on the Company’s consolidated leverage ratio or at a base rate plus a spread ranging from 0.25% to 0.75% per annum based on the Company’s consolidated leverage ratio (as defined in the Credit Agreement). At April 30, 2016, the Company’s spreads were 1.50% over LIBOR and 0.50% over the base rate. The Company has also agreed to pay certain fees and expenses and provide certain indemnities, all of which are customary for such financings.

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

The Borrowers are also subject to a minimum consolidated EBITDA (as defined in the Credit Agreement) test of $50.0 million, measured at the end of each fiscal quarter based on the four most recent fiscal quarters and a consolidated leverage ratio (as defined in the Credit Agreement) covenant not to exceed 2.50 to 1.00, measured as of the last day of each fiscal quarter. As of April 30, 2016, the Company was in compliance with its covenants under the Credit Agreement.

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

As of April 30, 2016, the Company classified the outstanding balance under the Facility as long-term, based on the 2020 maturity date of the Facility and the Company’s intent and ability to refinance its obligations thereunder.

As of April 30, 2016, Bank of America, N.A. issued two irrevocable standby letters of credit in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada. As of April 30, 2016, the Company had outstanding letters of credit totaling $0.3 million with expiration dates through April 26, 2017.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified maturity with a Swiss bank. As of April 30, 2016 and 2015, these lines of credit totaled 5.0 million Swiss francs with a dollar equivalent of $5.2 million and $5.4 million, respectively. As of April 30, 2016 and 2015, there were no borrowings against these lines. As of April 30, 2016 and 2015, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.0 million, of which $0.5 million is a restricted deposit as it relates to a lease agreement, and $1.2 million in various foreign currencies, respectively.

NOTE 7 – EARNINGS PER SHARE

The Company presents net income per share on a basic and diluted basis. Basic earnings per share are computed using weighted-average shares outstanding during the period. Diluted earnings per share are computed using the weighted-average number of shares outstanding adjusted for dilutive common stock equivalents.

The weighted-average number of shares outstanding for basic earnings per share was approximately 23,073,000 and 24,279,000 for the three months ended April 30, 2016 and 2015, respectively. For the three months ended April 30, 2016 and 2015, the number of shares outstanding for diluted earnings per share increased by approximately 276,000 and 290,000, respectively, due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans and SERP.

For the three months ended April 30, 2016 and 2015, approximately 445,000 and 371,000, respectively, of potentially dilutive common stock equivalents were excluded from the computation of dilutive earnings per share because their effect would have been antidilutive.

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

The Company believes that income tax reserves are adequate; however, amounts asserted by taxing authorities could be greater or less than amounts accrued and reflected in the consolidated balance sheets. Accordingly, the Company could record adjustments to the amounts for federal, state, and foreign liabilities in the future as the Company revises estimates or settles or otherwise resolves the underlying matters. In the ordinary course of business, the Company may take new positions that could increase or decrease unrecognized tax benefits in future periods.

As of April 30, 2016, the Company recorded $1.1 million in restricted cash deposits in other current assets on the Company’s Consolidated Balance Sheet, related to a certain vendor agreement.

The Company is involved in legal proceedings and claims from time to time, in the ordinary course of its business. Legal reserves are recorded in accordance with the accounting guidance for contingencies. Contingencies are inherently unpredictable and it is possible that results of operations or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, such matters. For those legal proceedings and claims for which the Company believes that it is reasonably possible that a loss may result that is materially in excess of amounts accrued for the matter, the Company either discloses an estimate of such possible loss or range of loss or includes a statement that such an estimate cannot be made. As of April 30, 2016, the Company is party to legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition or future results of operations.

NOTE 9 – INCOME TAXES

The Company recorded an income tax expense of $1.7 million and $3.1 million for the three months ended April 30, 2016 and 2015, respectively.

The effective tax rate was 34.1% and 46.3% for the three months ended April 30, 2016 and 2015, respectively. The decrease in the effective tax rate was primarily due to certain costs related to the operating efficiency initiatives and other items (see note 14), which resulted in deferred tax benefits that were valued in prior year, and the non-recurrence of a valuation allowance against certain foreign deferred tax assets.

The effective tax rate for the three months ended April 30, 2016 differs from the U.S. statutory tax rate of 35.0% primarily as a result of foreign profits being taxed in lower taxing jurisdictions, partially offset by no tax benefit being recognized on losses incurred by certain foreign operations. The effective tax rate for the three months ended April 30, 2015 differs from the U.S. statutory tax rate of 35.0% primarily due to no tax benefit being recognized on losses incurred by certain foreign operations, certain costs related to the operating efficiency initiatives and other items (see note 14) resulting in deferred tax benefits that were valued and recording a valuation allowance against certain foreign deferred tax assets, partially offset by foreign profits being taxed in lower taxing jurisdictions.

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company accounts for its derivative financial instruments in accordance with the accounting guidance which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. A significant portion of the Company’s purchases are denominated in Swiss francs. The Company also sells to third-party customers in a variety of foreign currencies, most notably the Euro. The Company reduces its exposure to the Swiss franc and the Euro exchange rate risks through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. In the event these exposures do not offset, the Company uses forward contracts to further reduce the net exposures to currency fluctuations. When entered into, the Company designates and documents these derivative instruments as a cash flow hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. Changes in the fair value of a derivative that is designated and documented as a cash flow hedge and is highly effective, are recorded in other comprehensive income until the underlying transaction affects earnings, and then are later reclassified into earnings in the same account as the hedged transaction. The earnings impact is mostly offset by the effects of currency movements on the underlying hedged transactions. The Company formally assesses, both at the inception and at each financial quarter thereafter, the effectiveness of the derivative instrument hedging the underlying forecasted cash flow transaction. The Company does not exclude any designated cash flow hedges from its effectiveness testing. Any ineffectiveness related to the derivative financial instruments’ change in fair value will be recognized as other income in the Consolidated Statements of Operations in the period in which the ineffectiveness was calculated. No ineffectiveness has been recorded in the three months ended April 30, 2016 and 2015.

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

As of April 30, 2016, the Company’s entire net forward contracts hedging portfolio consisted of 25.0 million Swiss francs equivalent and 13.0 million Euros equivalent for various expiry dates ranging through October 28, 2016.

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for derivatives (in thousands):

	Asset Derivatives				Liability Derivatives
	Balance Sheet Location	April 30, 2016 Fair Value	January 31, 2016 Fair Value	April 30, 2015 Fair Value	Balance Sheet Location	April 30, 2016 Fair Value	January 31, 2016 Fair Value	April 30, 2015 Fair Value
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$719	$1	$866	Accrued Liabilities	$8	$1,163	$87
Total Derivative Instruments		$719	$1	$866		$8	$1,163	$87

	Asset Derivatives				Liability Derivatives
	Balance Sheet Location	April 30, 2016 Fair Value	January 31, 2016 Fair Value	April 30, 2015 Fair Value	Balance Sheet Location	April 30, 2016 Fair Value	January 31, 2016 Fair Value	April 30, 2015 Fair Value
Derivatives designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$—	$63	$—	Accrued Liabilities	$191	$—	$603
Total Derivative Instruments		$—	$63	$—		$191	$—	$603

As of April 30, 2016 and 2015, the balance of deferred net losses on derivative financial instruments documented as cash flow hedges included in accumulated other comprehensive income / (loss) (“AOCI”) was $0.2 million, net of tax benefit of $0.1 million and $0.5 million, net of tax benefit of $0.1 million, respectively. The maximum length of time the Company hedges its exposure to the fluctuation in future cash flows for forecasted transactions is 24 months. For the three months ended April 30, 2016 and 2015, the Company reclassified from AOCI to earnings $0.1 million of net loss, net of tax benefit of $0.0 million and $0.1 million of net gains, net of tax of $0.1 million, respectively.

NOTE 11 - ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income consisted of the following (in thousands):

	Currency Translation Adjustments	Available-for-sale securities	Net Unrealized Income / (Loss) On Hedging Contracts	Accumulated Other Comprehensive Income
Balance, January 31, 2016	$68,265	$189	$51	$68,505
Other comprehensive income / (loss) before reclassifications	17,892	6	(106)	17,792
Amounts reclassified from accumulated other comprehensive income (1)	—	—	(126)	(126)
Net current-period other comprehensive income / (loss)	17,892	6	(232)	17,666
As of April 30, 2016	$86,157	$195	$(181)	$86,171

	Currency Translation Adjustments	Available-for-sale securities	Net Unrealized Income / (Loss) On Hedging Contracts	Accumulated Other Comprehensive Income
Balance, January 31, 2015	$98,642	$211	$1	$98,854
Other comprehensive (loss) / income before reclassifications	(3,135)	10	(679)	(3,804)
Amounts reclassified from accumulated other comprehensive (loss) / income (1)	—	—	171	171
Net current-period other comprehensive (loss) / income	(3,135)	10	(508)	(3,633)
As of April 30, 2015	$95,507	$221	$(507)	$95, 221

(1)	Amounts reclassified to earnings in the Consolidated Statements of Operations.

NOTE 12 – TREASURY STOCK

On March 31, 2016, the Board approved a share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. The Company may purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise. This authorization expires on September 30, 2017. During the three months ended April 30, 2016, the Company repurchased a total of 34,000 shares of its common stock at a total cost of approximately $0.9 million or an average cost of $27.74 per share, which included 15,000 shares repurchased from the Movado Group Foundation at a total cost of approximately $0.4 million or $27.67 average per share. During the three months ended April 30, 2015, under a previously approved share repurchase program, the Company repurchased a total of 859,700 shares of its common stock at a total cost of approximately $22.2 million or an average cost of $25.77 per share.

There were 43,773 and 17,979 shares of common stock repurchased during the three months ended April 30, 2016 and 2015, respectively, as a result of the surrender of shares in connection with the vesting of certain stock awards. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

NOTE 13 – ACCOUNTING CHANGES AND RECENT ACCOUNTING PRONOUNCEMENTS

On April 15, 2015, FASB issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. Under application of this guidance, if a cloud computing arrangement includes a software license, the update specifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. A customer should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. The Company prospectively adopted the provisions of ASU 2015-05 during the three months ended April 30, 2016, which had no material impact on the Company’s financial position, results of operations or cash flows.

On March 30, 2016, FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which amends accounting for income taxes related to share-based compensation, the related classification in the statement of cash flows and share award forfeiture accounting. For public companies, the standard will be effective for the first interim reporting period within annual periods beginning after December 15, 2016, although early adoption is permitted. The Company is evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements.

On February 25, 2016, FASB issued ASU 2016-02, “Leases,” which requires lessees to recognize most leases on the balance sheet. This change is expected to increase both reported assets and liabilities. The new lease standard does not substantially change lessor accounting. For public companies, the standard will be effective for the first interim reporting period within annual periods beginning after December 15, 2018, although early adoption is permitted. Lessees and lessors will be required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance, using a modified retrospective transition method. The requirements of this standard include a significant increase in required disclosures. The Company is analyzing the impact of the adoption of this guidance on the Company’s consolidated financial statements, including assessing changes that might be necessary to information technology systems, processes and internal controls to capture new data and address changes in financial reporting.

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

NOTE 14 – OPERATING EFFICIENCY INITIATIVES AND OTHER ITEMS

In fiscal 2016, the Company commenced an initiative to achieve greater operating efficiencies and streamline its operations, primarily at certain of its foreign subsidiaries. In the first quarter of fiscal 2016, the Company recorded $2.7 million of pre-tax expenses primarily for severance, occupancy charges, and fixed assets. In the fourth quarter of fiscal 2016, the Company recorded an additional pre-tax charge of $1.3 million primarily related to severance and the write-off of unamortized shop-in-shops with no expected future value. The Company substantially completed the actions under this initiative as of January 31, 2016.

A summary rollforward of costs related to the operating efficiency initiatives and other items is as follows (in thousands):

	Balance at January 31, 2016	Cash payments	Foreign exchange	Accrued balance at April 30, 2016
Severance	$631	$(573)	$180	$238
Occupancy charges	359	(33)	147	473
Total	$990	$(606)	$327	$711

NOTE 15 –OTHER CHARGES

During the three months ended April 30, 2016, the Company recorded $1.8 million in compensation related expenses associated with the retirement of the Company’s Vice Chairman and Chief Operating Officer. At April 30, 2016, $0.5 million was included in accrued liabilities.

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

These risks and uncertainties, along with the risk factors discussed under Item 1A. “Risk Factors” in the Company’s 2016 Annual Report on Form 10-K, should be considered in evaluating any forward-looking statements contained in this report or incorporated by reference herein. All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to the Company or any person acting on its behalf are qualified by the cautionary statements in this section. The Company undertakes no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

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

Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and the results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s most critical accounting policies have been discussed in the Company’s 2016 Annual Report on Form 10-K and are incorporated by reference herein.

As of April 30, 2016, there have been no material changes to any of the critical accounting policies as disclosed in the Company’s 2016 Annual Report on Form 10-K.

Recent Developments

On May 26, 2016, the Board approved the payment of a cash dividend in the amount of $0.13 for each share of the Company’s outstanding common stock and class A common stock. The dividend will be paid on June 21, 2016 to all shareholders of record as of the close of business on June 7, 2016. The decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

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

On March 31, 2016, the Company announced that Rick Coté, Vice Chairman and Chief Operating Officer, will retire in June 2016. He will remain on the Board of Directors of Movado Group, Inc. The Company does not plan to replace the Chief Operating Officer role.

Overview

The Company conducts its business primarily in two operating segments: Wholesale and Retail. The Company’s Wholesale segment includes the designing, manufacturing and distribution of watches of quality luxury and licensed brands, in addition to revenue generated from after-sales service activities and shipping. The Retail segment includes the Company’s retail outlet locations. The Company also operates in two major geographic locations: United States operations and International, the latter of which includes the results of all other Company operations.

The Company’s luxury brands category consists of the Ebel®, Concord®, Movado® and ESQ® Movado brands. Watches in the licensed brands category include the following brands manufactured and distributed under license agreements with the respective brand owners: Coach®, HUGO BOSS®, Juicy Couture®, Lacoste®, Tommy Hilfiger® and SCUDERIA FERRARI®.

Gross margins vary among the brands included in the Company’s portfolio and also among watch models within each brand. Watches in the Company’s luxury brands category generally earn higher gross margin percentages than watches in the licensed brands category. The difference in gross margin percentages for the licensed brands category is primarily the impact of royalty payments made on the licensed brands. Gross margins in the Company’s outlet business are affected by the mix of product sold and may exceed those of the wholesale business since the Company earns margins on its outlet store sales from manufacture to point of sale to the consumer.

Results of operations for the three months ended April 30, 2016 as compared to the three months ended April 30, 2015

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Three Months Ended April 30,
	2016	2015
Wholesale:
United States	$47,952	$53,720
International	54,006	55,877
Total Wholesale	101,958	109,597
Retail	12,105	10,864
Net Sales	$114,063	$120,461

Comparative net sales by categories were as follows (in thousands):

	Three Months Ended April 30,
	2016	2015
Wholesale:
Luxury brands category	$42,036	$44,903
Licensed brands category	56,840	60,842
After-sales service and all other	3,082	3,852
Total Wholesale	101,958	109,597
Retail	12,105	10,864
Consolidated total	$114,063	$120,461

Net sales for the three months ended April 30, 2016 were $114.1 million, below the prior year period by $6.4 million or 5.3%. For the three months ended April 30, 2016, fluctuations in foreign currency exchange rates unfavorably impacted net sales by $0.3 million when compared to the prior year period.

Net sales for the three months ended April 30, 2016 in the Wholesale segment were $102.0 million, below the prior year period by $7.6 million or 7.0%. The decrease in net sales was the result of decreases in net sales in both the United States and the International locations of the Wholesale segment.

Net sales for the three months ended April 30, 2016 in the United States location of the Wholesale segment were $48.0 million, below the prior year period by $5.8 million or 10.7%, driven by net sales decreases in both the licensed and luxury brands categories. The net sales decrease recorded in the licensed and luxury brands categories was $4.3 million, or 24.5% and $1.2 million, or 3.7%, respectively. The sales decreases in both categories were due to retail customers closely managing their inventory as the overall retail environment remains challenging and unpredictable.

Net sales for the three months ended April 30, 2016 in the International location of the Wholesale segment were $54.0 million, below the prior year by $1.9 million or 3.3%, which included fluctuations in foreign currency exchange rates which unfavorably impacted net sales by $0.3 million when compared to the prior year period. This decrease was primarily driven by a net sales decrease in the luxury brands and after-sales service and all other categories, partially offset by an increase in the licensed brands category. The net sales decrease in the luxury brands category of $1.6 million, or 14.7%, was primarily due to lower sales in certain luxury brands, primarily due to the challenging and unpredictable overall retail environment in Asia and Latin America. Also contributing to the decrease were lower sales in the after-sales service and all other category of $0.5 million. These decreases were partially offset by net sales in the licensed brands category which were up by $0.3 million, or 0.7%, due to higher sales of certain licensed brands, as a result of strong sell-through, as design and key price points resonated well with customers, partially offset by lower sales of other certain licensed brands, primarily due to the softening of certain economies and overall retail environment in Asia.

Net sales for the three months ended April 30, 2016 in the Retail segment were $12.1 million, above the prior year period by $1.2 million, or 11.4%, as a result of higher sales in both comparable and non-comparable store sales. As of April 30, 2016, the Company operated 40 retail outlet locations, compared to 38 retail outlet locations at the end of the prior year period.

Gross Profit.  Gross profit for the three months ended April 30, 2016 was $61.3 million or 53.8% of net sales as compared to $62.4 million or 51.8% of net sales in the prior year period. The decrease in gross profit of $1.1 million was primarily due to lower net sales, partially offset by a higher gross margin percentage. The increase in the gross margin percentage of approximately 200 basis points for the three months ended April 30, 2016, resulted primarily from a favorable impact of fluctuations in foreign currency exchange rates of approximately 80 basis points, a shift in channel and product mix, selective price increases and certain sourcing improvements, which collectively drove approximately 60 basis points of improvement and a favorable impact of approximately 60 basis points related to the non-recurrence of costs from the Company’s operating efficiency initiatives, which were implemented in the prior year period.

Selling, General and Administrative (“SG&A”).  SG&A expenses for the three months ended April 30, 2016 were $55.9 million, representing an increase from the prior year period of $0.3 million or 0.7%. The increase in SG&A expenses was attributable to an increase in compensation and benefit expenses of $1.8 million, primarily due to an increase in payroll related and stock award expenses resulting from the retirement announcement of the Vice Chairman and Chief Operating Officer. The increase in SG&A expenses also included the unfavorable effect of fluctuations in foreign currency exchange rates of $0.6 million, which was the result of the weaker average Euro to Swiss franc currency rate when compared to the prior year period. These increases in SG&A expenses were partially offset by a decrease of SG&A expenses of $2.0 million related to the non-recurrence of costs from the Company’s operating efficiency initiatives and other items, which were implemented in the prior year period.

Wholesale Operating Income.  Operating income of $4.6 million and $5.9 million, which includes $8.8 million and $7.1 million of unallocated corporate expenses as well as $7.0 million and $8.8 million of certain intercompany profits related to the Company’s supply chain operations, was recorded in the Wholesale segment for the three months ended April 30, 2016 and 2015, respectively. The $1.3 million decrease in operating income was the net result of a decrease in gross profit of $1.4 million and relatively flat SG&A expenses when compared to the prior year period. The decrease in gross profit of $1.4 million was primarily due to lower sales, partially offset by a higher gross margin percentage. SG&A expenses included an increase in compensation and benefit expenses of $1.8 million, primarily due to an increase in payroll related and stock award expenses resulting from the retirement announcement of the Vice Chairman and Chief Operating Officer. SG&A expenses also included the unfavorable effect of fluctuations in foreign currency exchange rates of $0.6 million, which was the result of the weaker average Euro to Swiss franc currency rate when compared to the prior year period. These increases in SG&A expenses were offset by a decrease of SG&A expenses of $2.0 million related to the non-recurrence of costs from the Company’s operating efficiency initiatives and other items, which were implemented in the prior year period.

U.S. Wholesale Operating (Loss) / Income.  Operating loss of $2.2 million and operating income of $1.5 million, which included unallocated corporate expenses of $8.8 million and $7.1 million, was recorded in the United States location of the Wholesale segment for the three months ended April 30, 2016 and 2015, respectively. The increase in operating loss of $3.7 million was the net result of lower gross profit of $2.1 million and higher SG&A expenses of $1.6 million. The decrease in gross profit of $2.1 million was primarily due to lower sales, partially offset by a higher gross margin percentage. The increase in SG&A expenses of $1.6 million was attributable to an increase in compensation and benefit expenses of $1.8 million, primarily due to an increase in payroll related and stock award expenses resulting from the retirement announcement of the Vice Chairman and Chief Operating Officer.

International Wholesale Operating Income.  Operating income of $6.8 million and $4.4 million, which included $7.0 million and $8.8 million of certain intercompany profits related to the Company’s supply chain operations, was recorded in the International location of the Wholesale segment for the three months ended April 30, 2016 and 2015, respectively. The increase in operating income of $2.4 million was primarily due to lower SG&A expenses of $1.7 million and a higher gross profit of $0.7 million. The decrease in SG&A expenses included a decrease of SG&A expenses of $2.0 million related to the non-recurrence of costs from the Company’s operating efficiency initiatives and other items, which were implemented in the prior year period, as well as lower marketing expense of $0.5 million, partially offset by an unfavorable effect of fluctuations in foreign currency exchange rates of $0.6 million. The increase in gross profit of $0.7 million was primarily due to a higher gross margin percentage, partially offset by lower net sales.

Retail Operating Income.  Operating income of $0.8 million and $1.0 million was recorded in the Retail segment for the three months ended April 30, 2016 and 2015, respectively. The decrease in operating income of $0.2 million was the result of higher SG&A expenses of $0.5 million partially offset by an increase in gross profit of $0.3 million. The increase in SG&A expenses of $0.5 million was primarily due to higher compensation, benefit and occupancy expenses related to operating more outlet locations when compared to the prior year period. The increase in gross profit of $0.3 million was primarily attributable to higher sales, partially offset by a lower gross margin percentage.

Income Taxes. The Company recorded an income tax expense of $1.7 million and $3.1 million for the three months ended April 30, 2016 and 2015, respectively.

The effective tax rate was 34.1% and 46.3% for the three months ended April 30, 2016 and 2015, respectively. The decrease in the effective tax rate was primarily due to certain costs related to the operating efficiency initiatives and other items, which resulted in deferred tax benefits that were valued in prior year, and the non-recurrence of a valuation allowance against certain foreign deferred tax assets.

The effective tax rate for the three months ended April 30, 2016 differs from the U.S. statutory tax rate of 35.0% primarily as a result of foreign profits being taxed in lower taxing jurisdictions, partially offset by no tax benefit being recognized on losses incurred by certain foreign operations. The effective tax rate for the three months ended April 30, 2015 differs from the U.S. statutory tax rate of 35.0% primarily due to no tax benefit being recognized on losses incurred by certain foreign operations, certain costs related to the operating efficiency initiatives and other items resulting in deferred tax benefits that were valued and recording a valuation allowance against certain foreign deferred tax assets, partially offset by foreign profits being taxed in lower taxing jurisdictions.

Net Income Attributed to Movado Group, Inc. The Company recorded net income attributed to Movado Group, Inc. of $3.3 million and $3.6 million for the three months ended April 30, 2016 and 2015, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2016 and April 30, 2015, the Company had $203.9 million and $185.8 million of cash and cash equivalents, $199.3 million and $181.0 million of which consisted of cash and cash equivalents at the Company’s foreign subsidiaries, respectively. The majority of the foreign cash balances are associated with earnings that the Company has asserted are permanently reinvested, and which are required to support continued growth outside the United States through funding of capital expenditures, operating expenses and similar cash needs of the foreign operations. The Company has recorded a federal tax liability of $2.9 million related to $12.7 million of pre-2013 foreign earnings which have been earmarked for future repatriation. A deferred tax liability has not been recorded for the remaining undistributed foreign earnings of approximately $299.2 million, because the Company intends to permanently reinvest such earnings in its foreign operations. It is, therefore, not practicable to estimate the amount of tax that may be payable on the future possible distribution of these earnings.

Cash used in operating activities was $21.0 million and $11.2 million for the three months ended April 30, 2016 and 2015, respectively. The $21.0 million of cash used in operating activities for the three months ended April 30, 2016, was primarily due to a change in working capital of $29.2 million, partially offset by net income for the period of $3.3 million and favorable non-cash items of $6.0 million. The unfavorable change in working capital of $29.2 million was primarily due to the timing of building of inventory to meet future sales, payments made on income taxes and higher other current assets primarily due to prepayments on certain tradeshows. The $11.2 million of cash used in operating activities for the three months ended April 30, 2015, was primarily due to change in working capital of $21.4 million, partially offset by favorable non-cash items of $7.0 million, which included a $2.7 million non-cash charge related to the operating efficiency initiatives and other items, and net income for the period of $3.6 million. The change in working capital of $21.4 million was primarily due to the timing of building of inventory to meet future sales and payments made on income taxes.

Cash used in investing activities amounted to $2.0 million and $1.6 million for the three months ended April 30, 2016 and 2015, respectively. The cash used in investing activities for the three months ended April 30, 2016 was primarily for restricted cash deposits and capital expenditures related to the construction of shop-in-shops at some of the Company’s wholesale customers, computer hardware and software and spending on tooling and design. The cash used in investing activities for the three months ended April 30, 2015, was primarily for capital expenditures related to the improvements of Baselworld Watch and Jewelry Show booths, construction of shop-in-shops at some of the Company’s wholesale customers, spending on store renovation/openings and spending on tooling and design.

Cash used in financing activities amounted to $10.2 million and $0.3 million for the three months ended April 30, 2016 and 2015, respectively. Cash used in financing activities for the three months ended April 30, 2016 included the repayments of bank borrowings, the payment of dividends, the surrender of shares in connection with the vesting of certain stock awards and the repurchase of shares of the Company’s common stock. Cash used in financing activities for the three months ended April 30, 2015 included the repurchase of shares of the Company’s common stock, the payment of dividends, and the surrender of shares in connection with the vesting of certain stock awards, partially offset by proceeds from bank borrowings.

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

As of April 30, 2016, $35.0 million in loans were drawn under the Facility. Additionally, approximately $0.3 million in letters of credit, which were outstanding under the Borrower’s pre-existing asset-based revolving credit facility that was concurrently terminated when the Credit Agreement became effective, are deemed to be issued and outstanding under the Facility. As of April 30, 2016, availability under the Facility was approximately $64.7 million.

Borrowings under the Facility bear interest at rates selected periodically by the Company at LIBOR plus a spread ranging from 1.25% to 1.75% per annum, based on the Company’s consolidated leverage ratio or at a base rate plus a spread ranging from 0.25% to 0.75% per annum based on the Company’s consolidated leverage ratio (as defined in the Credit Agreement). At April 30, 2016, the Company’s spreads were 1.50% over LIBOR and 0.50% over the base rate. The Company has also agreed to pay certain fees and expenses and provide certain indemnities, all of which are customary for such financings.

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

The Borrowers are also subject to a minimum consolidated EBITDA (as defined in the Credit Agreement) test of $50.0 million, measured at the end of each fiscal quarter based on the four most recent fiscal quarters and a consolidated leverage ratio (as defined in the Credit Agreement) covenant not to exceed 2.50 to 1.00, measured as of the last day of each fiscal quarter. As of April 30, 2016, the Company was in compliance with its covenants under the Credit Agreement.

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

As of April 30, 2016, the Company classified the outstanding balance under the Facility as long-term, based on the 2020 maturity date of the Facility and the Company’s intent and ability to refinance its obligations thereunder.

As of April 30, 2016, Bank of America, N.A. issued two irrevocable standby letters of credit in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada. As of April 30, 2016, the Company had outstanding letters of credit totaling $0.3 million with expiration dates through April 26, 2017.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified maturity with a Swiss bank. As of April 30, 2016 and 2015, these lines of credit totaled 5.0 million Swiss francs with a dollar equivalent of $5.2 million and $5.4 million, respectively. As of April 30, 2016 and 2015, there were no borrowings against these lines. As of April 30, 2016 and 2015, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.0 million, of which $0.5 million is a restricted deposit as it relates to a lease agreement, and $1.2 million in various foreign currencies, respectively.

The Company paid dividends of $0.13 per share and $0.11 per share or approximately $3.0 million and $2.6 million for the three months ended April 30, 2016 and 2015, respectively.

On May 26, 2016, the Board approved the payment of a cash dividend in the amount of $0.13 for each share of the Company’s outstanding common stock and class A common stock. The dividend will be paid on June 21, 2016 to all shareholders of record as of the close of business on June 7, 2016. The decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

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

Cash at April 30, 2016 amounted to $203.9 million compared to $185.8 million at April 30, 2015. The increase in cash is primarily the result of cash provided by operating activities and proceeds from bank borrowings, partially offset by cash used in stock repurchases, the payment of dividends, and capital expenditures.

Management believes that the cash on hand in addition to the expected cash flow from operations and the Company’s short-term borrowing capacity will be sufficient to meet its working capital needs for at least the next twelve months.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet financing or unconsolidated special-purpose entities.

Accounting Changes and Recent Accounting Pronouncements

On April 15, 2015, FASB issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. Under application of this guidance, if a cloud computing arrangement includes a software license, the update specifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. A customer should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. The Company prospectively adopted the provisions of ASU 2015-05 during the three months ended April 30, 2016, which had no material impact on the Company’s financial position, results of operations or cash flows.

On March 30, 2016, FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which amends accounting for income taxes related to share-based compensation, the related classification in the statement of cash flows and share award forfeiture accounting. For public companies, the standard will be effective for the first interim reporting period within annual periods beginning after December 15, 2016, although early adoption is permitted. The Company is evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements.

On February 25, 2016, FASB issued ASU 2016-02, “Leases,” which requires lessees to recognize most leases on the balance sheet. This change is expected to increase both reported assets and liabilities. The new lease standard does not substantially change lessor accounting. For public companies, the standard will be effective for the first interim reporting period within annual periods beginning after December 15, 2018, although early adoption is permitted. Lessees and lessors will be required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance, using a modified retrospective transition method. The requirements of this standard include a significant increase in required disclosures. The Company is analyzing the impact of the adoption of this guidance on the Company’s consolidated financial statements, including assessing changes that might be necessary to information technology systems, processes and internal controls to capture new data and address changes in financial reporting.

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

As of April 30, 2016, the Company’s entire net forward contracts hedging portfolio consisted of 25.0 million Swiss francs equivalent and 13.0 million Euros equivalent for various expiry dates ranging through October 28, 2016 compared to a portfolio of 28.0 million Swiss francs equivalent and 14.0 million Euros equivalent for various expiry dates ranging through December 18, 2015 as of April 30, 2015. If the Company were to settle its Swiss franc forward contracts at April 30, 2016 and 2015, the net result would be a gain of $0.4 million, net of tax of $0.3 million and a gain of $0.5 million, net of tax of $0.3 million, respectively. If the Company were to settle its Euro forward contracts at April 30, 2016 and 2015, the net result would be a loss of $0.2 million, net of tax benefit of $0.1 million and a loss of $0.5 million, net of tax benefit of $0.1 million, respectively. The Company had no Swiss franc or Euro option contracts related to cash flow hedges as of April 30, 2016 and 2015, respectively.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under its hedging program, the Company can purchase various commodity derivative instruments, primarily futures contracts. When held, these derivatives are documented as qualified cash flow hedges, and the resulting gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. The Company did not hold any future contracts in its gold hedge portfolio as of April 30, 2016 and 2015; thus, any changes in the gold purchase price will have an equal effect on the Company’s cost of sales.

Debt and Interest Rate Risk

The Company has certain debt obligations with variable interest rates, which are based on LIBOR plus a spread ranging from 1.25% to 1.75% or on a base rate plus a spread ranging from 0.25% to 0.75% per annum. The Company does not hedge these interest rate risks. As of April 30, 2016, the Company had $35.0 million in outstanding debt. The Company estimates that a 1% change in interest rates would affect the Company’s income by approximately $0.4 million. For additional information concerning potential changes to future interest obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended April 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in legal proceedings and claims from time to time, in the ordinary course of its business. Legal reserves are recorded in accordance with the accounting guidance for contingencies. Contingencies are inherently unpredictable and it is possible that results of operations or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, such matters. For those legal proceedings and claims for which the Company believes that it is reasonably possible that a loss may result that is materially in excess of amounts accrued for the matter, the Company either discloses an estimate of such possible loss or range of loss or includes a statement that such an estimate cannot be made. As of April 30, 2016, the Company is party to legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition or future results of operations.

Item 1A. Risk Factors

As of April 30, 2016, there have been no material changes to any of the risk factors previously reported in the Company’s 2016 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 31, 2016, the Board approved a share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. The Company may purchase shares of its common stock through open market purchases, repurchase programs, block trades or otherwise. This authorization expires on September 30, 2017. During the three months ended April 30, 2016, the Company repurchased a total of 34,000 shares of its common stock in the open market at a total cost of approximately $0.9 million or an average cost of $27.74 per share, which included 15,000 shares repurchased from the Movado Group Foundation at a total cost of approximately $0.4 million or $27.67 average per share.

There were 43,773 shares of common stock repurchased during the three months ended April 30, 2016 as a result of the surrender of shares in connection with the vesting of certain stock awards. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

The following table summarizes information about the Company’s purchases for the three months ended April 30, 2016 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
February 1, 2016 – February 29, 2016	—	$—	—	$—
March 1, 2016 – March 31, 2016	11,675	30.44	—	—
April 1, 2016 – April 30, 2016	66,098	27.94	34,000	49,056,858
Total	77,773	$28.31	34,000	$49,056,858

Item 6. Exhibits

10.1	Letter agreement dated March 29, 2016 between Rick Coté and the Registrant relating to Mr. Coté’s retirement.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Movado Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2016 filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income / (Loss); (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOVADO GROUP, INC.
(Registrant)
Dated: May 26, 2016	By:	/s/ Sallie A. DeMarsilis
Sallie A. DeMarsilis Senior Vice President, Chief Financial Officer and Principal Accounting Officer