Form 10-Q
period 2016-07-31
MOVADO GROUP INC
filed 2016-08-25
CIK 72573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2016

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

The number of shares outstanding of the registrant’s Common Stock and Class A Common Stock as of August 18, 2016 were 16,306,248 and 6,644,105, respectively.

MOVADO GROUP, INC.

Index to Quarterly Report on Form 10-Q

July 31, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	July 31,	January 31,	July 31,
	2016	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$205,795	$228,188	$188,012
Trade receivables, net	72,737	71,030	80,818
Inventories	186,090	162,465	188,515
Other current assets	34,807	27,352	31,935
Total current assets	499,429	489,035	489,280
Property, plant and equipment, net	35,726	38,553	42,723
Deferred and non-current income taxes	20,656	20,323	19,652
Other non-current assets	42,925	37,259	38,356
Total assets	$598,736	$585,170	$590,011
LIABILITIES AND EQUITY
Current liabilities:
Loans payable to bank, current	$3,000	$5,000	$—
Accounts payable	26,013	27,308	31,687
Accrued liabilities	37,676	39,617	38,182
Income taxes payable	2,120	6,257	955
Total current liabilities	68,809	78,182	70,824
Loans payable to bank	35,000	35,000	40,000
Deferred and non-current income taxes payable	3,089	2,640	3,750
Other non-current liabilities	32,206	28,201	30,353
Total liabilities	139,104	144,023	144,927
Commitments and contingencies (Note 8)
Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 27,137,049, 26,962,656 and 26,941,855 shares issued and outstanding, respectively	271	270	269
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,644,105, 6,644,105 and 6,644,105 shares issued and outstanding, respectively	66	66	66
Capital in excess of par value	182,185	178,118	178,251
Retained earnings	396,432	392,788	368,441
Accumulated other comprehensive income	83,413	68,505	85,544
Treasury Stock, 10,830,958, 10,664,512 and 10,278,463 shares, respectively, at cost	(203,384)	(199,195)	(189,576)
Total Movado Group, Inc. shareholders' equity	458,983	440,552	442,995
Noncontrolling interests	649	595	2,089
Total equity	459,632	441,147	445,084
Total liabilities and equity	$598,736	$585,170	$590,011

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Net sales	$128,086	$145,569	$242,149	$266,030
Cost of sales	57,823	66,531	110,569	124,543
Gross profit	70,263	79,038	131,580	141,487
Selling, general, and administrative	60,172	60,804	116,111	116,378
Operating income	10,091	18,234	15,469	25,109
Interest expense	(331)	(256)	(706)	(408)
Interest income	36	35	93	88
Income before income taxes	9,796	18,013	14,856	24,789
Provision for income taxes (Note 9)	3,441	6,080	5,164	9,216
Net income	6,355	11,933	9,692	15,573
Less: Net income / (loss) attributed to noncontrolling interests	49	(120)	78	(101)
Net income attributed to Movado Group, Inc.	$6,306	$12,053	$9,614	$15,674

Basic income per share:
Weighted basic average shares outstanding	23,092	23,644	23,083	23,956
Net income per share attributed to Movado Group, Inc.	$0.27	$0.51	$0.42	$0.65

Diluted income per share:
Weighted diluted average shares outstanding	23,192	23,904	23,237	24,230
Net income per share attributed to Movado Group, Inc.	$0.27	$0.50	$0.41	$0.65

Dividends declared per share	$0.13	$0.11	$0.26	$0.22

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Comprehensive income, net of taxes:
Net income including noncontrolling interests	$6,355	$11,933	$9,692	$15,573
Net unrealized (loss) / gain on investments, net of tax (benefit) of $(5), $3, $(3) and $7, respectively	(4)	5	2	15
Net change in effective portion of hedging contracts, net of tax of $60, $100, $14 and $0, respectively	306	504	74	(4)
Foreign currency translation adjustments	(3,092)	(10,070)	14,808	(13,207)
Comprehensive income including noncontrolling interests	3,565	2,372	24,576	2,377
Less: Comprehensive income / (loss) attributed to noncontrolling interests	17	(4)	54	13
Total comprehensive income attributed to Movado Group, Inc.	$3,548	$2,376	$24,522	$2,364

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended July 31,
	2016	2015
Cash flows from operating activities:
Net income including noncontrolling interests	$9,692	$15,573
Adjustments to reconcile net income to net cash (used in) / provided by operating activities:
Depreciation and amortization	5,688	6,131
Transactional losses / (gains)	1,925	(1,178)
Write-down of inventories	867	798
Deferred income taxes	142	376
Stock-based compensation	4,026	3,100
Excess tax shortfall / (benefit) from stock-based compensation	160	(42)
Operating efficiency initiatives and other items	—	2,670
Loss on disposal of fixed assets	—	310
Changes in assets and liabilities:
Trade receivables	(1,614)	(7,192)
Inventories	(21,134)	(21,948)
Other current assets	(5,271)	(101)
Accounts payable	(1,806)	4,329
Accrued liabilities	(1,196)	5,247
Income taxes payable	(4,392)	(6,083)
Other non-current assets	(4,863)	(645)
Other non-current liabilities	3,603	1,229
Net cash (used in) / provided by operating activities	(14,173)	2,574
Cash flows from investing activities:
Capital expenditures	(1,796)	(3,668)
Short-term investment	(154)	—
Restricted cash deposits	(1,156)	—
Trademarks and other intangibles	(263)	(138)
Net cash (used in) investing activities	(3,369)	(3,806)
Cash flows from financing activities:
Proceeds from bank borrowings	3,000	50,000
Repayments of bank borrowings	(5,000)	(10,000)
Stock options exercised and other changes	(1,248)	(489)
Excess tax (shortfall) / benefit from stock-based compensation	(160)	42
Dividends paid	(5,970)	(5,239)
Stock repurchase	(2,858)	(39,129)
Net cash (used in) financing activities	(12,236)	(4,815)
Effect of exchange rate changes on cash and cash equivalents	7,385	(5,793)
Net (decrease) in cash and cash equivalents	(22,393)	(11,840)
Cash and cash equivalents at beginning of period	228,188	199,852
Cash and cash equivalents at end of period	$205,795	$188,012

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands) as of July 31, 2016 and 2015 and January 31, 2016:

		Fair Value at July 31, 2016
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$271	$—	$—	$271
Short-term investment	Other current assets	154	—	—	154
SERP assets - employer	Other non-current assets	1,364	—	—	1,364
SERP assets - employee	Other non-current assets	28,469	—	—	28,469
Hedge derivatives	Other current assets	—	549	—	549
Total		$30,258	$549	$—	$30,807
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$28,469	$—	$—	$28,469
Hedge derivatives	Accrued liabilities	—	92	—	92
Total		$28,469	$92	$—	$28,561

		Fair Value at January 31, 2016
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$268	$—	$—	$268
SERP assets - employer	Other non-current assets	1,168	—	—	1,168
SERP assets - employee	Other non-current assets	24,853	—	—	24,853
Hedge derivatives	Other current assets	—	64	—	64
Total		$26,289	$64	$—	$26,353
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$24,853	$—	$—	$24,853
Hedge derivatives	Accrued liabilities	—	1,163	—	1,163
Total		$24,853	$1,163	$—	$26,016

		Fair Value at July 31, 2015
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$331	$—	$—	$331
SERP assets - employer	Other non-current assets	1,667	—	—	1,667
SERP assets - employee	Other non-current assets	26,107	—	—	26,107
Hedge derivatives	Other current assets	—	103	—	103
Total		$28,105	$103	$—	$28,208
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$26,107	$—	$—	$26,107
Hedge derivatives	Accrued liabilities	—	645	—	645
Total		$26,107	$645	$—	$26,752

The fair values of the Company’s available-for-sale securities are based on quoted prices. The fair value of the short-term investment, which is a guaranteed investment certificate, is based on its purchase price plus one half of a percent calculated annually. The assets related to the Company’s defined contribution supplemental executive retirement plan (“SERP”) consist of both employer (employee unvested) and employee assets which are invested in investment funds with fair values calculated based on quoted market prices. The SERP liability represents the Company’s liability to the employees in the plan for their vested balances. The hedge derivatives are entered into by the Company principally to reduce its exposure to Swiss franc and Euro exchange rate risks. Fair values of the Company’s hedge derivatives are calculated based on quoted foreign exchange rates and quoted interest rates. The Company had a long-term investment, which converted to common and preferred shares of a privately held company during the second quarter of fiscal 2016, accounted for under the cost method, with a carrying value of $1.3 million. This investment is tested quarterly for impairment. During the three months ended July 31, 2016 no impairment was recorded for this investment. The carrying amount of debt approximated fair value as of July 31, 2016.

NOTE 3 – EQUITY

The components of equity for the six months ended July 31, 2016 and 2015 are as follows (in thousands):

	Movado Group, Inc. Shareholders' Equity
	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance, January 31, 2016	$270	$66	$178,118	$392,788	$(199,195)	$68,505	$595	$441,147
Net income				9,614			78	9,692
Dividends				(5,970)				(5,970)
Stock repurchase					(2,858)			(2,858)
Stock options exercised, net of tax of $160	1		(78)		(1,331)			(1,408)
Supplemental executive retirement plan			119					119
Stock-based compensation expense			4,026					4,026
Net unrealized gain on investments, net of tax benefit of $3						2		2
Net change in effective portion of hedging contracts, net of tax of $14						74		74
Foreign currency translation adjustment (3)						14,832	(24)	14,808
Balance, July 31, 2016	$271	$66	$182,185	$396,432	$(203,384)	$83,413	$649	$459,632

	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance, January 31, 2015	$268	$66	$174,826	$358,006	$(149,811)	$98,854	$2,076	$484,285
Net income				15,674			(101)	15,573
Dividends				(5,239)				(5,239)
Stock repurchase					(39,129)			(39,129)
Stock options exercised, net of tax benefit of $42	1		188		(636)			(447)
Supplemental executive retirement plan			137					137
Stock-based compensation expense			3,100					3,100
Net unrealized gain on investments, net of tax of $7						15		15
Net change in effective portion of hedging contracts, net of tax of $0						(4)		(4)
Foreign currency translation adjustment (3)						(13,321)	114	(13,207)
Balance, July 31, 2015	$269	$66	$178,251	$368,441	$(189,576)	$85,544	$2,089	$445,084

(1)	Each share of common stock is entitled to one vote per share on all matters submitted to a vote of the shareholders.
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

NOTE 4 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company follows accounting guidance which requires disclosure of segment data based on how management makes decisions about allocating resources to segments and measuring their performance.

The Company conducts its business in two operating segments: Wholesale and Retail. The Company’s Wholesale segment includes the designing, manufacturing and distribution of watches of quality luxury brands and licensed brands, in addition to revenue generated from after-sales service activities and shipping. The Retail segment includes the Company’s retail outlet locations.

The Company divides its business into two major geographic locations: United States operations, and International, which includes the results of all other Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s International operations in Europe, the Middle East, the Americas (excluding the United States) and Asia accounted for 22.3%, 10.0%, 8.3% and 7.2%, respectively, of the Company’s total net sales for the three months ended July 31, 2016. For the three months ended July 31, 2015, the Company’s International operations in Europe, the Middle East, the Americas (excluding the United States) and Asia accounted for 19.8%, 7.7%, 11.9% and 6.5%, respectively, of the Company’s total net sales.

The Company’s International operations in Europe, the Middle East, the Americas (excluding the United States) and Asia accounted for 22.8%, 9.3%, 9.2% and 6.3%, respectively, of the Company’s total net sales for the six months ended July 31, 2016. For the six months ended July 31, 2015, the Company’s International operations in Europe, the Middle East, the Americas (excluding the United States) and Asia accounted for 19.9%, 7.6%, 11.6% and 7.0%, respectively, of the Company’s total net sales. Substantially all of the Company’s International assets are located in Switzerland and Hong Kong.

Operating Segment Data for the Three Months Ended July 31, 2016 and 2015 (in thousands):

	Net Sales
	2016	2015
Wholesale:
Luxury brands category	$46,643	$52,109
Licensed brands category	61,571	74,374
After-sales service and all other	2,997	3,272
Total Wholesale	111,211	129,755
Retail	16,875	15,814
Consolidated total	$128,086	$145,569

	Operating Income
	2016	2015
Wholesale	$6,633	$14,869
Retail	3,458	3,365
Consolidated total	$10,091	$18,234

Operating Segment Data for the Six Months Ended July 31, 2016 and 2015 (in thousands):

	Net Sales
	2016	2015
Wholesale:
Luxury brands category	$88,679	$97,012
Licensed brands category	118,411	135,216
After-sales service and all other	6,079	7,124
Total Wholesale	213,169	239,352
Retail	28,980	26,678
Consolidated total	$242,149	$266,030

	Operating Income
	2016	2015
Wholesale	$11,201	$20,794
Retail	4,268	4,315
Consolidated total	$15,469	$25,109

	Total Assets
	July 31, 2016	January 31, 2016	July 31, 2015
Wholesale	$575,903	$562,547	$568,680
Retail	22,833	22,623	21,331
Consolidated total	$598,736	$585,170	$590,011

Geographic Location Data for the Three Months Ended July 31, 2016 and 2015 (in thousands):

	Net Sales		Operating (Loss) / Income
	2016	2015	2016	2015
United States (1)	$66,823	$78,772	$(392)	$7,948
International (2)	61,263	66,797	10,483	10,286
Consolidated total	$128,086	$145,569	$10,091	$18,234

United States and International net sales are net of intercompany sales of $72.4 million and $76.7 million for the three months ended July 31, 2016 and 2015, respectively.

Geographic Location Data for the Six Months Ended July 31, 2016 and 2015 (in thousands):

	Net Sales		Operating (Loss) / Income
	2016	2015	2016	2015
United States (1)	$126,880	$143,356	$(1,785)	$10,377
International (2)	115,269	122,674	17,254	14,732
Consolidated total	$242,149	$266,030	$15,469	$25,109

United States and International net sales are net of intercompany sales of $155.9 million and $158.2 million for the six months ended July 31, 2016 and 2015, respectively.

(1)

The United States operating loss included $10.0 million and operating income included $9.5 million of unallocated corporate expenses for the three months ended July 31, 2016 and 2015, respectively. The United States operating loss included $18.7 million and operating income included $16.6 million of unallocated corporate expenses for the six months ended July 31, 2016 and 2015, respectively.

(2)

The International operating income included $9.4 million and $10.9 million of certain intercompany profits related to the Company’s supply chain operations for the three months ended July 31, 2016 and 2015, respectively. The International operating income included $16.5 million and $19.7 million of certain intercompany profits related to the Company’s supply chain operations for the six months ended July 31, 2016 and 2015, respectively.

	Total Assets
	July 31, 2016	January 31, 2016	July 31, 2015
United States	$221,081	$215,053	$230,209
International	377,655	370,117	359,802
Consolidated total	$598,736	$585,170	$590,011

	Property, Plant and Equipment, Net
	July 31, 2016	January 31, 2016	July 31, 2015
United States	$21,686	$24,517	$25,052
International	14,040	14,036	17,671
Consolidated total	$35,726	$38,553	$42,723

NOTE 5 – INVENTORIES

Inventories consisted of the following (in thousands):

	July 31, 2016	January 31, 2016	July 31, 2015
Finished goods	$134,421	$117,627	$135,112
Component parts	47,717	41,041	48,505
Work-in-process	3,952	3,797	4,898
	$186,090	$162,465	$188,515

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

As of July 31, 2016, $38.0 million in loans were drawn under the Facility. Additionally, approximately $0.3 million in letters of credit, which were outstanding under the Borrower’s pre-existing asset-based revolving credit facility that was concurrently terminated when the Credit Agreement became effective, are deemed to be issued and outstanding under the Facility. As of July 31, 2016, availability under the Facility was approximately $61.7 million.

Borrowings under the Facility bear interest at rates selected periodically by the Company at LIBOR plus a spread ranging from 1.25% to 1.75% per annum, based on the Company’s consolidated leverage ratio, or at a base rate plus a spread ranging from 0.25% to 0.75% per annum based on the Company’s consolidated leverage ratio (as defined in the Credit Agreement). At July 31, 2016, the Company’s spreads were 1.25% over LIBOR and 0.25% over the base rate. The Company has also agreed to pay certain fees and expenses and to provide certain indemnities, all of which are customary for such financings.

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

The Borrowers are also subject to a minimum consolidated EBITDA (as defined in the Credit Agreement) test of $50.0 million, measured at the end of each fiscal quarter based on the four most recent fiscal quarters and a consolidated leverage ratio (as defined in the Credit Agreement) covenant not to exceed 2.50 to 1.00, measured as of the last day of each fiscal quarter. As of July 31, 2016, the Company was in compliance with its covenants under the Credit Agreement.

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

As of July 31, 2016, the Company classified $3.0 million of the outstanding balance under the Facility as current based on voluntary payments estimated to be made in the next twelve months, with the remainder classified as long-term debt based on the 2020 maturity date of the Facility and the Company’s intent and ability to refinance its obligations thereunder.

As of July 31, 2016, Bank of America, N.A. issued two irrevocable standby letters of credit in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada. As of July 31, 2016, the Company had outstanding letters of credit totaling $0.3 million with expiration dates through May 31, 2017.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified maturity with a Swiss bank. As of July 31, 2016 and 2015, these lines of credit totaled 5.0 million Swiss francs with a dollar equivalent of $5.2 million and $5.2 million, respectively. As of July 31, 2016 and 2015, there were no borrowings against these lines. As of July 31, 2016, three European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.2 million, in various foreign currencies, of which $0.6 million is a restricted deposit as it relates to lease agreements. As of July 31, 2015, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.0 million in various foreign currencies.

NOTE 7 – EARNINGS PER SHARE

The Company presents net income per share on a basic and diluted basis. Basic earnings per share are computed using weighted-average shares outstanding during the period. Diluted earnings per share are computed using the weighted-average number of shares outstanding adjusted for dilutive common stock equivalents.

The weighted-average number of shares outstanding for basic earnings per share was approximately 23,092,000 and 23,644,000 for the three months ended July 31, 2016 and 2015, respectively. For the three months ended July 31, 2016 and 2015, the number of shares outstanding for diluted earnings per share increased by approximately 100,000 and 260,000, respectively, due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans and SERP.

For the three months ended July 31, 2016 and 2015, approximately 1,005,000 and 536,000, respectively, of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

The weighted-average number of shares outstanding for basic earnings per share was approximately 23,083,000 and 23,956,000 for the six months ended July 31, 2016 and 2015, respectively. For the six months ended July 31, 2016 and 2015, the number of shares outstanding for diluted earnings per share increased by approximately 154,000 and 274,000, respectively, due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans and SERP.

For the six months ended July 31, 2016 and 2015, approximately 837,000 and 461,000, respectively, of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

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

As of July 31, 2016, the Company recorded $1.0 million in restricted cash deposits in other current assets on the Company’s Consolidated Balance Sheet, related to a certain vendor agreement.

In August 2016, the Company received a draft audit report from U.S. Customs and Border Protection (“U.S. Customs”) concerning the methodology used by the Company to allocate the cost of certain watch styles imported into the U.S. among the component parts of those watches for tariff purposes. The draft report communicated U.S. Customs’ preliminary assertion that the Company should have applied an alternative methodology that would have resulted in approximately $5.1 million in additional duty over the five-year period covered by the statute of limitations. The Company believes that U.S. Customs’ alternative duty methodology and resulting estimate are not consistent with the Company’s facts and circumstances and is disputing U.S. Customs’ assertion. Although the Company disagrees with U.S. Customs’ position, it cannot predict with any certainty the outcome of this matter. The Company is continuing to work with U.S. Customs to reach a resolution.

The Company is involved in legal proceedings and claims from time to time, in the ordinary course of its business. Legal reserves are recorded in accordance with the accounting guidance for contingencies. Contingencies are inherently unpredictable and it is possible that results of operations or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, such matters. For those legal proceedings and claims for which the Company believes that it is reasonably possible that a loss may result that is materially in excess of amounts accrued for the matter, the Company either discloses an estimate of such possible loss or range of loss or includes a statement that such an estimate cannot be made. As of July 31, 2016, the Company is party to legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition, future results of operations or cash flows.

NOTE 9 – INCOME TAXES

The Company recorded income tax expense of $3.4 million and $6.1 million for the three months ended July 31, 2016 and 2015, respectively.

The effective tax rate was 35.1% and 33.8% for the three months ended July 31, 2016 and 2015, respectively. The increase in the effective tax rate was primarily due to a decrease in income before income taxes in certain jurisdictions.

The Company recorded income tax expense of $5.2 million and $9.2 million for the six months ended July 31, 2016 and 2015, respectively.

The effective tax rate was 34.8% and 37.2% for the six months ended July 31, 2016 and 2015, respectively. The decrease in the effective tax rate was primarily due to certain costs related to the operating efficiency initiatives and other items (see note 14), which resulted in deferred tax benefits that were valued in prior year, and the non-recurrence of a valuation allowance against certain foreign deferred tax assets.

The effective tax rate for the three and six months ended July 31, 2016 differs from the U.S. statutory tax rate of 35.0% primarily as a result of foreign profits being taxed in lower taxing jurisdictions, partially offset by no tax benefit being recognized on losses incurred by certain foreign operations.

The effective tax rate for the three and six months ended July 31, 2015 differs from the U.S. statutory tax rate of 35.0% primarily due to no tax benefit being recognized on losses incurred by certain foreign operations offset by foreign profits being taxed in lower taxing jurisdictions. Also included in the six months ended July 31, 2015, is the impact of certain costs related to the operating efficiency initiatives and other items (see note 14) which resulted in deferred tax benefits that were valued.

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company accounts for its derivative financial instruments in accordance with the accounting guidance which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. A significant portion of the Company’s purchases are denominated in Swiss francs. The Company also sells to third-party customers in a variety of foreign currencies, most notably the Euro and the British Pound. The Company reduces its exposure to the Swiss franc, Euro and British Pound exchange rate risks through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. In the event these exposures do not offset, from time to time the Company uses forward contracts to further reduce the net exposures to currency fluctuations. When entered into, the Company designates and documents these derivative instruments as a cash flow hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. Changes in the fair value of a derivative that is designated and documented as a cash flow hedge and is highly effective, are recorded in other comprehensive income until the underlying transaction affects earnings, and then are later reclassified into earnings in the same account as the hedged transaction. The earnings impact is mostly offset by the effects of currency movements on the underlying hedged transactions. The Company formally assesses, both at the inception and at each financial quarter thereafter, the effectiveness of the derivative instrument hedging the underlying forecasted cash flow transaction. The Company does not exclude any designated cash flow hedges from its effectiveness testing. Any ineffectiveness related to the derivative financial instruments’ change in fair value will be recognized as other income in the Consolidated Statements of Operations in the period in which the ineffectiveness was calculated. No ineffectiveness has been recorded in the three and six months ended July 31, 2016 and 2015.

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

As of July 31, 2016, the Company’s entire net forward contracts hedging portfolio consisted of 36.0 million Swiss francs equivalent and 10.0 million Euros equivalent for various expiry dates ranging through January 10, 2017.

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for derivatives (in thousands):

	Asset Derivatives				Liability Derivatives
	Balance Sheet Location	July 31, 2016 Fair Value	January 31, 2016 Fair Value	July 31, 2015 Fair Value	Balance Sheet Location	July 31, 2016 Fair Value	January 31, 2016 Fair Value	July 31, 2015 Fair Value
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$355	$1	$33	Accrued Liabilities	$92	$1,163	$589
Total Derivative Instruments		$355	$1	$33		$92	$1,163	$589

	Asset Derivatives				Liability Derivatives
	Balance Sheet Location	July 31, 2016 Fair Value	January 31, 2016 Fair Value	July 31, 2015 Fair Value	Balance Sheet Location	July 31, 2016 Fair Value	January 31, 2016 Fair Value	July 31, 2015 Fair Value
Derivatives designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$194	$63	$70	Accrued Liabilities	$—	$—	$56
Total Derivative Instruments		$194	$63	$70		$—	$—	$56

As of July 31, 2016 and 2015, the balance of deferred net gains on derivative financial instruments documented as cash flow hedges included in accumulated other comprehensive income (“AOCI”) were immaterial for both periods, respectively. The maximum length of time the Company hedges its exposure to the fluctuation in future cash flows for forecasted transactions is 24 months. For the three months ended July 31, 2016 and 2015, the Company reclassified amounts from AOCI to earnings that were immaterial for both periods, respectively. For the six months ended July 31, 2016 and 2015, the Company reclassified amounts from AOCI to earnings that were immaterial for both periods, respectively.

NOTE 11 - ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income consisted of the following (in thousands):

	Currency Translation Adjustments	Available-for-sale securities	Net Unrealized Income On Hedging Contracts	Accumulated Other Comprehensive Income
Balance, January 31, 2016	$68,265	$189	$51	$68,505
Other comprehensive income before reclassifications	14,832	2	153	14,987
Amounts reclassified from accumulated other comprehensive income (1)	—	—	(79)	(79)
Net current-period other comprehensive income	14,832	2	74	14,908
As of July 31, 2016	$83,097	$191	$125	$83,413

	Currency Translation Adjustments	Available-for-sale securities	Net Unrealized Income / (Loss) On Hedging Contracts	Accumulated Other Comprehensive Income
Balance, January 31, 2015	$98,642	$211	$1	$98,854
Other comprehensive (loss) / income before reclassifications	(13,321)	15	(45)	(13,351)
Amounts reclassified from accumulated other comprehensive (loss) / income (1)	—	—	41	41
Net current-period other comprehensive (loss) / income	(13,321)	15	(4)	(13,310)
As of July 31, 2015	$85,321	$226	$(3)	$85,544

(1)	Amounts reclassified to earnings in the Consolidated Statements of Operations.

NOTE 12 – TREASURY STOCK

On March 31, 2016, the Board approved a share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. The Company may purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise. This authorization expires on September 30, 2017. During the six months ended July 31, 2016, the Company repurchased a total of 119,499 shares of its common stock at a total cost of approximately $2.9 million or an average cost of $23.92 per share, which included 15,000 shares repurchased from the Movado Group Foundation at a total cost of approximately $0.4 million or $27.67 average per share. During the six months ended July 31, 2015, under a previously approved share repurchase program, the Company repurchased a total of 1,472,890 shares of its common stock at a total cost of approximately $39.1 million or an average cost of $26.57 per share, which included 15,000 shares repurchased from the Movado Group Foundation at a total cost of approximately $0.4 million or $27.95 average per share.

There were 46,947 and 21,076 shares of common stock repurchased during the six months ended July 31, 2016 and 2015, respectively, as a result of the surrender of shares in connection with the vesting of certain stock awards. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company to fund the payment of such taxes.

NOTE 13 – ACCOUNTING CHANGES AND RECENT ACCOUNTING PRONOUNCEMENTS

On April 15, 2015, FASB issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. Under application of this guidance, if a cloud computing arrangement includes a software license, the update specifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. A customer should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. The Company prospectively adopted the provisions of ASU 2015-05 during the first quarter of fiscal 2017, which had no material impact on the Company’s financial position, results of operations or cash flows.

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

On May 28, 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This pronouncement affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, FASB deferred the effective date of the guidance. The new revenue standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and allows either a full retrospective adoption to all periods presented or a modified retrospective adoption approach with the cumulative effect of initial application of the revised guidance recognized at the date of initial application. Early adoption is permitted for periods beginning after December 15, 2016. On March 30, 2016, FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Principal versus Agent Considerations),” to clarify the implementation guidance on principal versus agent considerations. On April 14, 2016, FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Identifying Performance Obligations and Licensing),” to clarify the implementation guidance on identifying performance obligations and accounting for licenses of intellectual property. On May 9, 2016, FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Narrow-Scope Improvements and Practical Expedients),” to clarify the implementation guidance on assessing collectability, presentation of sales taxes, noncash consideration and completed contracts and contract modifications at transition. The Company is evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements.

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

A summary rollforward of costs related to the operating efficiency initiatives and other items is as follows (in thousands):

	Balance at January 31, 2016	Foreign exchange	Non-cash adjustments	Cash payments	Accrued balance at July 31, 2016
Severance	$631	$172	$(77)	$(621)	$105
Occupancy charges	359	130	—	(87)	402
Total	$990	$302	$(77)	$(708)	$507

NOTE 15 – OTHER CHARGES

During the first quarter of fiscal 2017, the Company recorded $1.8 million in compensation related expenses in the United States location of the Wholesale segment associated with the retirement of the Company’s Vice Chairman and Chief Operating Officer. At July 31, 2016, $0.4 million was included in accrued liabilities.

NOTE 16 – SUBSEQUENT EVENT

On August 4, 2016, Movado Group, Inc. and Majorelle Limited, an English company (“Majorelle”), voluntarily terminated the joint venture agreement they had entered into on January 30, 2013 (the “JV Agreement”) relating to MGS Distribution Limited, an English company (“MGS”). Under the JV Agreement, the Company and Majorelle owned 90% and 10%, respectively, of the issued and outstanding shares of MGS which was formed to distribute the Company’s licensed watch brands in the United Kingdom. The mutual agreement to terminate the JV Agreement was the result of the Company acquiring the remaining shares in MGS from Majorelle, for the purchase price of $1.7 million, thereby increasing its ownership interest in MGS to 100%. Henceforth the Company will account for MGS as a wholly-owned entity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q, including, without limitation, statements under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as statements in future filings by the Company with the Securities and Exchange Commission (the “SEC”), in the Company’s press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, forecasts and projections about the Company, its future performance, the industry in which the Company operates and management’s assumptions. Words such as “expects”, “anticipates”, “targets”, “goals”, “projects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should” and variations of such words and similar expressions are also intended to identify such forward-looking statements. The Company cautions readers that forward-looking statements include, without limitation, those relating to the Company’s future business prospects, projected operating or financial results, revenues, working capital, liquidity, capital needs, plans for future operations, expectations regarding capital expenditures, operating efficiency initiatives and other items, and operating expenses, effective tax rates, margins, interest costs, and income as well as assumptions relating to the foregoing. Forward-looking statements are subject to certain risks and uncertainties, some of which cannot be predicted or quantified. Actual results and future events could differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company’s reports filed with the SEC, including, without limitation, the following: general economic and business conditions, which may impact disposable income of consumers in the United States and the other significant markets (including Europe) where the Company’s products are sold, uncertainty regarding such economic and business conditions, trends in consumer debt levels and bad debt write-offs, general uncertainty related to possible terrorist attacks, natural disasters, the stability of the European Union (including the impact of the June 23, 2016 referendum advising that the United Kingdom exit from the European Union) and defaults on or downgrades of sovereign debt and the impact of any of those events on consumer spending, changes in consumer preferences and popularity of particular designs, new product development and introduction, the ability of the Company to successfully implement its business strategies, competitive products and pricing, the impact of “smart” watches and other wearable tech products on the traditional watch market, seasonality, availability of alternative sources of supply in the case of the loss of any significant supplier or any supplier’s inability to fulfill the Company’s orders, the loss of or curtailed sales to significant customers, the Company’s dependence on key employees and officers, the ability to successfully integrate the operations of acquired businesses without disruption to other business activities, the continuation of the company’s major warehouse and distribution centers, the continuation of licensing arrangements with third parties, losses possible from pending or future litigation, the ability to secure and protect trademarks, patents and other intellectual property rights, the ability to lease new stores on suitable terms in desired markets and to complete construction on a timely basis, the ability of the Company to successfully manage its expenses on a continuing basis, information systems failure or breaches of network security, the continued availability to the Company of financing and credit on favorable terms, business disruptions, disease, general risks associated with doing business outside the United States including, without limitation, import duties, tariffs, quotas, political and economic stability, changes to existing laws or regulations, and success of hedging strategies with respect to currency exchange rate fluctuations.

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

As of July 31, 2016, there have been no material changes to any of the critical accounting policies as disclosed in the Company’s 2016 Annual Report on Form 10-K.

Recent Developments

On August 25, 2016, the Board of Directors approved the payment of a cash dividend in the amount of $0.13 for each share of the Company’s outstanding common stock and class A common stock. The dividend will be paid on September 20, 2016 to all shareholders of record as of the close of business on September 6, 2016. The decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board, in its sole discretion.

On August 4, 2016, Movado Group, Inc. and Majorelle Limited, an English company (“Majorelle”), voluntarily terminated the joint venture agreement they had entered into on January 30, 2013 (the “JV Agreement”) relating to MGS Distribution Limited, an English company (“MGS”). Under the JV Agreement, the Company and Majorelle owned 90% and 10%, respectively, of the issued and outstanding shares of MGS which was formed to distribute the Company’s licensed watch brands in the United Kingdom. The mutual agreement to terminate the JV Agreement was the result of the Company acquiring the remaining shares in MGS from Majorelle, for the purchase price of $1.7 million, thereby increasing its ownership interest in MGS to 100%. Henceforth the Company will account for MGS as a wholly-owned entity.

On June 23, 2016, the announcement of the results of the United Kingdom (“U.K”) European Union (“E.U.”) Membership Referendum (the “Brexit”), advised for the exit of the U.K from the E.U., which could cause disruptions to and create uncertainty surrounding the Company’s business in the U.K. These disruptions and uncertainties could affect the Company’s relationships with customers, suppliers and employees, which could have an adverse effect on the Company’s business, results of operations and financial condition. Although the Referendum is non-binding, if the Brexit is passed into law, negotiations would commence to determine the future terms of the U.K.’s relationship with the E.U., including the terms of trade between the U.K. and the E.U. The effects of the Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. Because the Company’s U.K. subsidiary imports watches from its subsidiaries based in Switzerland, the Brexit could potentially disrupt the Company’s ability to service the U.K. market and increase tariffs that the Company pays to import product into the U.K. In addition, the Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate, including financial laws and regulations, tax and free trade agreements, immigration and employment laws, environmental and health and safety laws and intellectual property laws.  Furthermore, the announcement of the Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the weakening of the British Pound against other currencies in which the Company conducts business and has also caused other members of the E.U. to consider exit as well, which could lead to further disruptions and uncertainty with respect to the Company’s business operations. This weakening of the British Pound may adversely affect the Company’s results of operations in a number of ways, including by increasing the Company’s U.K. subsidiary’s costs of goods sold and by reducing the U.S. dollar value of operating income earned by the Company’s U.K. subsidiary.

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

On March 31, 2016, the Company announced that Rick Coté, Vice Chairman and Chief Operating Officer, would retire in June 2016. He will remain on the Board of Directors of Movado Group, Inc. The Company does not plan to replace the Chief Operating Officer role.

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

Gross margins vary among the brands included in the Company’s portfolio and also among watch models within each brand. Watches in the Company’s luxury brands category generally earn higher gross margin percentages than watches in the licensed brands category. The difference in gross margin percentages within the licensed brands category is primarily the impact of royalty payments made on the licensed brands. Gross margins in the Company’s outlet business are affected by the mix of product sold and may exceed those of the wholesale business since the Company earns margins on its outlet store sales from manufacture to point of sale to the consumer.

Results of operations for the three months ended July 31, 2016 as compared to the three months ended July 31, 2015

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Three Months Ended July 31,
	2016	2015
Wholesale:
United States	$49,948	$62,958
International	61,263	66,797
Total Wholesale	111,211	129,755
Retail	16,875	15,814
Net Sales	$128,086	$145,569

Comparative net sales by categories were as follows (in thousands):

	Three Months Ended July 31,
	2016	2015
Wholesale:
Luxury brands category	$46,643	$52,109
Licensed brands category	61,571	74,374
After-sales service and all other	2,997	3,272
Total Wholesale	111,211	129,755
Retail	16,875	15,814
Consolidated total	$128,086	$145,569

Net sales for the three months ended July 31, 2016 were $128.1 million, below the prior year period by $17.5 million or 12.0%. For the three months ended July 31, 2016, fluctuations in foreign currency exchange rates unfavorably impacted net sales by $1.2 million when compared to the prior year period.

Net sales for the three months ended July 31, 2016 in the Wholesale segment were $111.2 million, below the prior year period by $18.5 million or 14.3%. The decrease in net sales was the result of decreases in net sales in both the United States and the International locations of the Wholesale segment.

Net sales for the three months ended July 31, 2016 in the United States location of the Wholesale segment were $49.9 million, below the prior year period by $13.0 million or 20.7%, driven by net sales decreases in both the licensed and luxury brands categories. The net sales decreases recorded in the licensed and luxury brands categories were $8.9 million, or 38.0%, and $3.7 million, or 10.0%, respectively. The net sales decreases in both categories were due to retail customers closely managing their inventory as the overall retail environment remains challenging and unpredictable.

Net sales for the three months ended July 31, 2016 in the International location of the Wholesale segment were $61.3 million, below the prior year by $5.5 million or 8.3%, which included fluctuations in foreign currency exchange rates which unfavorably impacted net sales by $1.2 million when compared to the prior year period. This decrease was primarily driven by net sales decreases in both the licensed and luxury brands categories. The net sales decreases recorded in the licensed and luxury brands categories were $3.9 million, or 7.6%, and $1.8 million, or 11.8%, respectively. The sales decreases in both categories were primarily due to the challenging and unpredictable overall economic and retail environment in Latin America and Canada.

Net sales for the three months ended July 31, 2016 in the Retail segment were $16.9 million, above the prior year period by $1.1 million, or 6.7%, as a result of higher net sales in both comparable and non-comparable stores. As of July 31, 2016, the Company operated 40 retail outlet locations, compared to 38 retail outlet locations at the end of the prior year period.

Gross Profit.  Gross profit for the three months ended July 31, 2016 was $70.3 million or 54.9% of net sales as compared to $79.0 million or 54.3% of net sales in the prior year period. The decrease in gross profit of $8.7 million was primarily due to lower net sales, partially offset by a higher gross margin percentage. The increase in the gross margin percentage of approximately 60 basis points for the three months ended July 31, 2016, resulted primarily from channel and product mix and certain sourcing improvements, which collectively drove approximately 70 basis points of improvement, and from a favorable impact of fluctuations in foreign currency exchange rates of approximately 60 basis points, partially offset by an impact of approximately 70 basis points related to the reduced leveraging of certain fixed costs as a result of lower net sales.

Selling, General and Administrative (“SG&A”).  SG&A expenses for the three months ended July 31, 2016 were $60.2 million, representing a decrease from the prior year period of $0.6 million or 1.0%. The decrease in SG&A expenses were attributable to lower marketing expenses of $1.4 million, lower performance based compensation of $0.7 million and lower selling related expenses of $0.3 million. These decreases in SG&A expenses were partially offset by the unfavorable effect of fluctuations in foreign currency exchange rates of $1.1 million, which was the result of the weaker average British Pound and Euro to Swiss franc currency rates when compared to the prior year period, partially offset by the translation of foreign subsidiary results. Also partially offsetting the decreases in SG&A were customer related expenses of $0.9 million primarily due to an increase to allowances for uncollectible receivables from a customer.

Wholesale Operating Income.  In the three months ended July 31, 2016 and 2015, respectively, the Company recorded Wholesale segment operating income of $6.6 million and $14.9 million, which includes $10.0 million and $9.5 million of unallocated corporate expenses as well as $9.4 million and $10.9 million of certain intercompany profits related to the Company’s supply chain operations. The $8.3 million decrease in operating income was the net result of a decrease in gross profit of $9.3 million, partially offset by lower SG&A expenses of $1.0 million when compared to the prior year period. The decrease in gross profit of $9.3 million was primarily due to lower net sales, partially offset by a higher gross margin percentage. The decrease in SG&A expenses were attributable to lower marketing expenses of $1.4 million, lower performance based compensation of $0.7 million and lower selling related expenses of $0.3 million. These decreases in SG&A expenses were partially offset by the unfavorable effect of fluctuations in foreign currency exchange rates of $1.1 million, which was the result of the weaker average British Pound and Euro to Swiss franc currency rates when compared to the prior year period, partially offset by the translation of foreign subsidiary results. Also partially offsetting the decreases in SG&A were customer related expenses of $0.9 million primarily due to an increase to allowances for uncollectible receivables from a customer.

U.S. Wholesale Operating (Loss) / Income.  In the United States location of the Wholesale segment, during the three months ended July 31, 2016 and 2015, respectively, the Company recorded operating loss of $3.9 million and operating income of $4.6 million, which included unallocated corporate expenses of $10.0 million and $9.5 million. The decrease in operating income of $8.5 million was the net result of lower gross profit of $8.0 million and higher SG&A expenses of $0.5 million. The decrease in gross profit of $8.0 million was primarily due to lower sales. The increase in SG&A expenses of $0.5 million was attributable to an increase in marketing expense of $1.3 million and a customer related expense of $0.7 million primarily due to an increase to allowances for uncollectible receivables from a customer. These increases in SG&A expenses were partially offset by lower performance-based compensation of $0.6 million and lower selling-related expenses and other cost savings of $0.7 million.

International Wholesale Operating Income.  In the International location of the Wholesale segment, during the three months ended July 31, 2016 and 2015, respectively, the Company recorded operating income of $10.5 million and $10.3 million, which included $9.4 million and $10.9 million of certain intercompany profits related to the Company’s International supply chain operations. The increase in operating income of $0.2 million was primarily due to lower SG&A expenses of $1.6 million partially offset by a lower gross profit of $1.4 million. The decrease in SG&A expenses was primarily attributable to lower marketing expense of $2.6 million, partially offset by an unfavorable effect of fluctuations in foreign currency exchange rates of $1.1 million. The decrease in gross profit of $1.4 million was primarily due to lower net sales, partially offset by a higher gross margin percentage.

Retail Operating Income.  Operating income of $3.5 million and $3.4 million was recorded in the Retail segment for the three months ended July 31, 2016 and 2015, respectively. The increase in operating income of $0.1 million was the result of higher gross profit of $0.5 million partially offset by higher SG&A expenses of $0.4 million. The increase in gross profit of $0.5 million was primarily attributable to higher sales, partially offset by a lower gross margin percentage. The increase in SG&A expenses of $0.4 million was primarily due to higher compensation, benefit and occupancy expenses related to operating more outlet locations when compared to the prior year period.

Income Taxes. The Company recorded income tax expense of $3.4 million and $6.1 million for the three months ended July 31, 2016 and 2015, respectively.

The effective tax rate was 35.1% and 33.8% for the three months ended July 31, 2016 and 2015, respectively. The increase in the effective tax rate was primarily due to a decrease in income before income taxes in certain jurisdictions.

The effective tax rate for the three months ended July 31, 2016 differs from the U.S. statutory tax rate of 35.0% primarily as a result of foreign profits being taxed in lower taxing jurisdictions, partially offset by no tax benefit being recognized on losses incurred by certain foreign operations.

The effective tax rate for the three months ended July 31, 2015 differs from the U.S. statutory tax rate of 35.0% primarily due to no tax benefit being recognized on losses incurred by certain foreign operations offset by foreign profits being taxed in lower taxing jurisdictions.

Net Income Attributed to Movado Group, Inc. The Company recorded net income attributed to Movado Group, Inc. of $6.3 million and $12.1 million for the three months ended July 31, 2016 and 2015, respectively.

Results of operations for the six months ended July 31, 2016 as compared to the six months ended July 31, 2015

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Six Months Ended July 31,
	2016	2015
Wholesale:
United States	$97,900	$116,678
International	115,269	122,674
Total Wholesale	213,169	239,352
Retail	28,980	26,678
Net Sales	$242,149	$266,030

Comparative net sales by categories were as follows (in thousands):

	Six Months Ended July 31,
	2016	2015
Wholesale:
Luxury brands category	$88,679	$97,012
Licensed brands category	118,411	135,216
After-sales service and all other	6,079	7,124
Total Wholesale	213,169	239,352
Retail	28,980	26,678
Consolidated total	$242,149	$266,030

Net sales for the six months ended July 31, 2016 were $242.1 million, below the prior year period by $23.9 million or 9.0%. For the six months ended July 31, 2016, fluctuations in foreign currency exchange rates unfavorably impacted net sales by $1.5 million when compared to the prior year period.

Net sales for the six months ended July 31, 2016 in the Wholesale segment were $213.2 million, below the prior year period by $26.2 million or 10.9%. The decrease in net sales was the result of decreases in net sales in both the United States and the International locations of the Wholesale segment.

Net sales for the six months ended July 31, 2016 in the United States location of the Wholesale segment were $97.9 million, below the prior year period by $18.8 million or 16.1%, primarily driven by net sales decreases in both the licensed and luxury brands categories. The net sales decreases recorded in the licensed and luxury brands categories were $13.2 million, or 32.2%, and $5.0 million, or 7.0%, respectively. The sales decreases in both categories were due to retail customers closely managing their inventory as the overall retail environment remains challenging and unpredictable.

Net sales for the six months ended July 31, 2016 in the International location of the Wholesale segment were $115.3 million, below the prior year by $7.4 million or 6.0%, which included fluctuations in foreign currency exchange rates which unfavorably impacted net sales by $1.5 million when compared to the prior year period. This decrease was primarily driven by net sales decreases in both the licensed and luxury brands categories. The net sales decreases recorded in the licensed and luxury brands categories were $3.6 million, or 3.8%, and $3.4 million, or 13.1%, respectively. The sales decreases in both categories were primarily due to the challenging and unpredictable overall economic and retail environment in Latin America and Canada.

Net sales for the six months ended July 31, 2016 in the Retail segment were $29.0 million, above the prior year period by $2.3 million, or 8.6%, as a result of higher net sales in both comparable and non-comparable stores.

Gross Profit.  Gross profit for the six months ended July 31, 2016 was $131.6 million or 54.3% of net sales as compared to $141.5 million or 53.2% of net sales in the prior year period. The decrease in gross profit of $9.9 million was primarily due to lower net sales, partially offset by a higher gross margin percentage. The increase in the gross margin percentage of approximately 110 basis points for the six months ended July 31, 2016, resulted primarily from a favorable impact of fluctuations in foreign currency exchange rates of approximately 70 basis points, channel and product mix and certain sourcing improvements, which collectively drove approximately 50 basis points of improvement and a favorable impact of approximately 20 basis points related to the non-recurrence of costs from the Company’s operating efficiency initiatives, which were implemented in the prior year period. This increase in the gross profit margin percentage was partially offset by an impact of approximately 30 basis points related to the reduced leveraging of certain fixed costs as a result of lower net sales.

Selling, General and Administrative (“SG&A”).  SG&A expenses for the six months ended July 31, 2016 were $116.1 million, representing a decrease from the prior year period of $0.3 million or 0.2%. The decrease in SG&A expenses was attributable to the non recurrence of a $2.0 million charge related to the Company’s operating efficiency initiatives and other items, which were implemented in the prior year period, lower marketing expenses of $1.6 million and lower selling related expenses of $0.4 million. These decreases in SG&A expenses were partially offset by the unfavorable effect of fluctuations in foreign currency exchange rates of $1.4 million, which was the result of the weaker average British Pound and Euro to Swiss franc currency rates when compared to the prior year period, partially offset by the translation of foreign subsidiary results. Also partially offsetting the decreases in SG&A expenses were the increase in customer related expenses of $1.3 million primarily due to an increase to allowances for uncollectible receivables from certain customers; and an increase in compensation and benefit expenses of $1.1 million, due to an increase in payroll related and stock award expenses of $2.1 million primarily resulting from the retirement announcement of the Vice Chairman and Chief Operating Officer, partially offset by a decrease in performance-based compensation of $1.0 million.

Wholesale Operating Income.  In the six months ended July 31, 2016 and 2015, respectively, the Company recorded Wholesale segment operating income of $11.2 million and $20.8 million, which includes $18.7 million and $16.6 million of unallocated corporate expenses as well as $16.5 million and $19.7 million of certain intercompany profits related to the Company’s supply chain operations. The $9.6 million decrease in operating income was the net result of a decrease in gross profit of $10.8 million partially offset by a decrease in SG&A expenses of $1.2 million. The decrease in gross profit of $10.8 million was primarily due to lower sales, partially offset by a higher gross margin percentage. The decrease in SG&A expenses was attributable to the non recurrence of a $2.0 million charge related to the Company’s operating efficiency initiatives and other items, which were implemented in the prior year period, lower marketing expenses of $1.6 million, and lower selling related expenses of $0.4 million. These decreases in SG&A expenses were partially offset by the unfavorable effect of fluctuations in foreign currency exchange rates of $1.4 million, which was the result of the weaker average British Pound and Euro to Swiss franc currency rates when compared to the prior year period, partially offset by the translation of foreign subsidiary results. Also partially offsetting the decreases in SG&A expenses was the increase in customer related expenses of $1.3 million primarily due to an increase to allowances for uncollectible receivables from certain customers; and an increase in compensation and benefit expenses of $0.5 million, due to an increase in payroll related and stock award expenses of $1.6 million primarily resulting from the retirement announcement of the Vice Chairman and Chief Operating Officer, partially offset by a decrease in performance-based compensation of $1.1 million.

U.S. Wholesale Operating (Loss) / Income.  In the United States location of the Wholesale segment, during the six months ended July 31, 2016 and 2015, respectively, the Company recorded operating loss of $6.1 million and operating income of $6.1 million, which included unallocated corporate expenses of $18.7 million and $16.6 million. The decrease in operating income of $12.2 million was the net result of lower gross profit of $10.1 million and higher SG&A expenses of $2.1 million. The decrease in gross profit of $10.1 million was primarily due to lower sales. The increase in SG&A expenses of $2.1 million was attributable to higher marketing expenses of $1.6 million and an increase in compensation and benefit expenses of $0.5 million, due to an increase in payroll related and stock award expenses of $1.6 million primarily resulting from the retirement announcement of the Vice Chairman and Chief Operating Officer, partially offset by a decrease in performance-based compensation of $1.1 million. The increase in SG&A expenses were also attributable to an increase in customer related expenses of $0.6 million primarily due to an increase to allowances for uncollectible receivables from a customer. These increases in SG&A expenses were partially offset by lower selling related expenses and other cost savings of $1.1 million.

International Wholesale Operating Income.  In the International location of the Wholesale segment, during the six months ended July 31, 2016 and 2015, respectively, the Company recorded operating income of $17.3 million and $14.7 million, which included $16.5 million and $19.7 million of certain intercompany profits related to the Company’s International supply chain operations. The increase in operating income of $2.6 million was primarily due to lower SG&A expenses of $3.3 million and a lower gross profit of $0.7 million. The decrease in SG&A expenses was due to lower marketing expense of $3.2 million, as well as $2.0 million related to the non-recurrence of costs from the Company’s operating efficiency initiatives and other items, which were implemented in the prior year period, partially offset by an unfavorable effect of fluctuations in foreign currency exchange rates of $1.4 million and customer related expenses of $0.7 million for a certain customer in Switzerland. The decrease in gross profit of $0.7 million was primarily due to lower net sales, partially offset by a higher gross margin percentage.

Retail Operating Income.  Operating income of $4.3 million was recorded in the Retail segment for both the six months ended July 31, 2016 and 2015, respectively. The flat operating income was the result of higher gross profit of $0.9 million offset by an increase in SG&A expenses of $0.9 million. The increase in gross profit of $0.9 million was primarily attributable to higher sales, partially offset by a lower gross margin percentage. The increase in SG&A expenses of $0.9 million was primarily due to higher compensation, benefit and occupancy expenses related to operating more outlet locations when compared to the prior year period.

Income Taxes. The Company recorded income tax expense of $5.2 million and $9.2 million for the six months ended July 31, 2016 and 2015, respectively.

The effective tax rate was 34.8% and 37.2% for the six months ended July 31, 2016 and 2015, respectively. The decrease in the effective tax rate was primarily due to certain costs related to the operating efficiency initiatives and other items, which resulted in deferred tax benefits that were valued in prior year, and the non-recurrence of a valuation allowance against certain foreign deferred tax assets.

The effective tax rate for the six months ended July 31, 2016 differs from the U.S. statutory tax rate of 35.0% primarily as a result of foreign profits being taxed in lower taxing jurisdictions, partially offset by no tax benefit being recognized on losses incurred by certain foreign operations

The effective tax rate for the six months ended July 31, 2015 differs from the U.S. statutory tax rate of 35.0% primarily due to no tax benefit being recognized on losses incurred by certain foreign operations offset by foreign profits being taxed in lower taxing jurisdictions and the impact of certain costs related to the operating efficiency initiatives and other items which resulted in deferred tax benefits that were valued.

Net Income Attributed to Movado Group, Inc. The Company recorded net income attributed to Movado Group, Inc. of $9.6 million and $15.7 million for the six months ended July 31, 2016 and 2015, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2016 and July 31, 2015, respectively, the Company had $205.8 million and $188.0 million of cash and cash equivalents, $195.9 million and $175.4 million of which consisted of cash and cash equivalents at the Company’s foreign subsidiaries. The majority of the foreign cash balances are associated with earnings that the Company has asserted are permanently reinvested, and which are required to support continued growth outside the United States through funding of capital expenditures, operating expenses and similar cash needs of the foreign operations. The Company has recorded a federal tax liability of $2.9 million related to $12.7 million of pre-2013 foreign earnings which have been earmarked for future repatriation. A deferred tax liability has not been recorded for the remaining undistributed foreign earnings of approximately $300.8 million, because the Company intends to permanently reinvest such earnings in its foreign operations. It is, therefore, not practicable to estimate the amount of tax that may be payable on the future possible distribution of these earnings.

Cash used in operating activities was $14.2 million and cash provided by operating activities was $2.6 million for the six months ended July 31, 2016 and 2015, respectively. The $14.2 million of cash used in operating activities for the six months ended July 31, 2016, was primarily due to an unfavorable change in working capital as presented on the cashflow of $35.4 million, partially offset by favorable non-cash items of $12.8 million and net income for the period of $9.7 million. The unfavorable change in working capital of $35.4 million was primarily due to the timing of building of inventory in anticipation of the holiday selling season in the second half of the fiscal year, higher other current assets primarily due to prepayments on certain royalties and tradeshows, as well as payments made on income taxes. The $2.6 million of cash provided by operating activities for the six months ended July 31, 2015, was primarily due to net income for the period of $15.6 million and favorable non-cash items of $12.2 million, which included a $2.7 million charge related to the operating efficiency initiatives and other items, partially offset by a change in working capital of $25.7 million. The change in working capital of $25.7 million was primarily due to the timing of building inventory in anticipation of the holiday selling season in the second half of the fiscal year, increases in accounts receivables primarily due to increased sales and payments made on income taxes, partially offset by higher accrued liabilities.

Cash used in investing activities was $3.4 million and $3.8 million for the six months ended July 31, 2016 and 2015, respectively. The cash used in investing activities for the six months ended July 31, 2016 was primarily for restricted cash deposits and capital expenditures related to the construction of shop-in-shops at some of the Company’s wholesale customers, computer hardware and software and spending on tooling and design. The cash used in investing activities for the six months ended July 31, 2015 was primarily for capital expenditures related to the improvements of Baselworld Watch and Jewelry Show booths, construction of shop-in-shops at some of the Company’s wholesale customers, computer hardware and software, spending on store renovation/openings and spending on tooling and design.

Cash used in financing activities was $12.2 million and $4.8 million for the six months ended July 31, 2016 and 2015, respectively. Cash used in financing activities for the six months ended July 31, 2016 included the payment of dividends, the repayments of bank borrowings, the surrender of shares in connection with the vesting of certain stock awards and the repurchase of shares of the Company’s common stock. Cash used in financing activities for the six months ended July 31, 2015 included the repurchase of shares of the Company’s common stock, the payment of dividends, repayments of bank borrowings and the surrender of shares in connection with the vesting of certain stock awards, partially offset by proceeds from bank borrowings.

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

As of July 31, 2016, $38.0 million in loans were drawn under the Facility. Additionally, approximately $0.3 million in letters of credit, which were outstanding under the Borrower’s pre-existing asset-based revolving credit facility that was concurrently terminated when the Credit Agreement became effective, are deemed to be issued and outstanding under the Facility. As of July 31, 2016, availability under the Facility was approximately $61.7 million.

Borrowings under the Facility bear interest at rates selected periodically by the Company at LIBOR plus a spread ranging from 1.25% to 1.75% per annum, based on the Company’s consolidated leverage ratio, or at a base rate plus a spread ranging from 0.25% to 0.75% per annum based on the Company’s consolidated leverage ratio (as defined in the Credit Agreement). At July 31, 2016, the Company’s spreads were 1.25% over LIBOR and 0.25% over the base rate. The Company has also agreed to pay certain fees and expenses and to provide certain indemnities, all of which are customary for such financings.

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

The Borrowers are also subject to a minimum consolidated EBITDA (as defined in the Credit Agreement) test of $50.0 million, measured at the end of each fiscal quarter based on the four most recent fiscal quarters and a consolidated leverage ratio (as defined in the Credit Agreement) covenant not to exceed 2.50 to 1.00, measured as of the last day of each fiscal quarter. As of July 31, 2016, the Company was in compliance with its covenants under the Credit Agreement.

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

As of July 31, 2016, the Company classified $3.0 million of the outstanding balance under the Facility as current based on voluntary payments estimated to be made in the next twelve months, with the remainder classified as long-term debt based on the 2020 maturity date of the Facility and the Company’s intent and ability to refinance its obligations thereunder.

As of July 31, 2016, Bank of America, N.A. issued two irrevocable standby letters of credit in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada. As of July 31, 2016, the Company had outstanding letters of credit totaling $0.3 million with expiration dates through May 31, 2017.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified maturity with a Swiss bank. As of July 31, 2016 and 2015, these lines of credit totaled 5.0 million Swiss francs with a dollar equivalent of $5.2 million and $5.2 million, respectively. As of July 31, 2016 and 2015, there were no borrowings against these lines. As of July 31, 2016, three European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.2 million, in various foreign currencies, of which $0.6 million is a restricted deposit as it relates to lease agreements. As of July 31, 2015, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.0 million in various foreign currencies.

The Company paid dividends of $0.26 per share and $0.22 per share or approximately $6.0 million and $5.2 million for the six months ended July 31, 2016 and 2015, respectively.

On August 25, 2016, the Board of Directors approved the payment of a cash dividend in the amount of $0.13 for each share of the Company’s outstanding common stock and class A common stock. The dividend will be paid on September 20, 2016 to all shareholders of record as of the close of business on September 6, 2016. The decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board, in its sole discretion.

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

Cash at July 31, 2016 amounted to $205.8 million compared to $188.0 million at July 31, 2015. The increase in cash is primarily the result of cash provided by operating activities, partially offset by cash used in stock repurchases, the payment of dividends, and capital expenditures.

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

Accounting Changes and Recent Accounting Pronouncements

On April 15, 2015, FASB issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. Under application of this guidance, if a cloud computing arrangement includes a software license, the update specifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. A customer should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. The Company prospectively adopted the provisions of ASU 2015-05 during the first quarter of fiscal 2017, which had no material impact on the Company’s financial position, results of operations or cash flows.

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

On May 28, 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This pronouncement affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, FASB deferred the effective date of the guidance. The new revenue standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and allows either a full retrospective adoption to all periods presented or a modified retrospective adoption approach with the cumulative effect of initial application of the revised guidance recognized at the date of initial application. Early adoption is permitted for periods beginning after December 15, 2016. On March 30, 2016, FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Principal versus Agent Considerations),” to clarify the implementation guidance on principal versus agent considerations. On April 14, 2016, FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Identifying Performance Obligations and Licensing),” to clarify the implementation guidance on identifying performance obligations and accounting for licenses of intellectual property. On May 9, 2016, FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Narrow-Scope Improvements and Practical Expedients),” to clarify the implementation guidance on assessing collectability, presentation of sales taxes, noncash consideration and completed contracts and contract modifications at transition. The Company is evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

The Company’s primary market risk exposure relates to foreign currency exchange risk. A significant portion of the Company’s purchases are denominated in Swiss francs. The Company also sells to third-party customers in a variety of foreign currencies, most notably the Euro and the British Pound. The Company reduces its exposure to the Swiss franc, Euro and British Pound exchange rate risk through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. In the event these exposures do not offset, from time to time the Company uses various derivative financial instruments to further reduce the net exposures to currency fluctuations, predominately forward and option contracts. When entered into, the Company designates and documents these derivative instruments as a cash flow hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. Changes in the fair value of a derivative that is designated and documented as a cash flow hedge and is highly effective, are recorded in other comprehensive income until the underlying transaction affects earnings, and then are later reclassified into earnings in the same account as the hedged transaction. The earnings impact is mostly offset by the effects of currency movements on the underlying hedged transactions. To the extent that the Company does not engage in a hedging program, any change in the Swiss franc, Euro and British Pound exchange rates to local currency have an equal effect on the Company’s earnings.

From time to time the Company uses forward exchange contracts to offset its exposure to certain foreign currency receivables and liabilities. These forward contracts are not designated as qualified hedges and, therefore, changes in the fair value of these derivatives are recognized in earnings in the period they arise, thereby offsetting the current earnings effect resulting from the revaluation of the related foreign currency receivables and liabilities.

As of July 31, 2016, the Company’s entire net forward contracts hedging portfolio consisted of 36.0 million Swiss francs equivalent and 10.0 million Euros equivalent for various expiry dates ranging through January 10, 2017 compared to a portfolio of 34.0 million Swiss francs equivalent and 11.0 million Euros equivalent for various expiry dates ranging through January 28, 2016 as of July 31, 2015. If the Company were to settle its Swiss franc forward contracts at July 31, 2016 and 2015, the net result would be a gain of $0.2 million, net of tax of $0.1 million and a loss of $0.3 million, net of tax benefit of $0.2 million, respectively. If the Company were to settle its Euro forward contracts at July 31, 2016 and 2015, the net result would be immaterial for both periods, respectively. The Company had no Swiss franc or Euro option contracts related to cash flow hedges as of July 31, 2016 and 2015, respectively.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under its hedging program, the Company can purchase various commodity derivative instruments, primarily futures contracts. When held, these derivatives are documented as qualified cash flow hedges, and the resulting gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. The Company did not hold any future contracts in its gold hedge portfolio as of July 31, 2016 and 2015; thus, any changes in the gold purchase price will have an equal effect on the Company’s cost of sales.

Debt and Interest Rate Risk

The Company has certain debt obligations with variable interest rates, which are based on LIBOR plus a spread ranging from 1.25% to 1.75% or on a base rate plus a spread ranging from 0.25% to 0.75% per annum. The Company does not hedge these interest rate risks. As of July 31, 2016, the Company had $38.0 million in outstanding debt. The Company estimates that a 1% increase in interest rates would decrease the Company’s annual income by approximately $0.4 million. For additional information concerning potential changes to future interest obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended July 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in legal proceedings and claims from time to time, in the ordinary course of its business. Legal reserves are recorded in accordance with the accounting guidance for contingencies. Contingencies are inherently unpredictable and it is possible that results of operations or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, such matters. For those legal proceedings and claims for which the Company believes that it is reasonably possible that a loss may result that is materially in excess of amounts accrued for the matter, the Company either discloses an estimate of such possible loss or range of loss or includes a statement that such an estimate cannot be made. As of July 31, 2016, the Company is party to legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition or future results of operations.

Item 1A. Risk Factors

As of July 31, 2016, there have been no material changes to any of the risk factors previously reported in the Company’s 2016 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 31, 2016, the Board of Directors approved a share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. The Company may purchase shares of its common stock through open market purchases, repurchase programs, block trades or otherwise. This authorization expires on September 30, 2017. During the three months ended July 31, 2016, the Company repurchased a total of 85,499 shares of its common stock in the open market at a total cost of approximately $1.9 million or an average cost of $22.40 per share.

There were 3,174 shares of common stock repurchased during the three months ended July 31, 2016 as a result of the surrender of shares in connection with the vesting of certain stock awards. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company to fund the payment of such taxes.

The following table summarizes information about the Company’s purchases for the three months ended July 31, 2016 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
May 1, 2016 – May 31, 2016	31,619	$25.58	31,499	$48,250,848
June 1, 2016 – June 30, 2016	54,000	20.53	54,000	47,142,004
July 1, 2016 – July 31, 2016	3,054	22.71	–	47,142,004
Total	88,673	$22.41	85,499	$47,142,004

Item 6. Exhibits

10.1	Letter Agreement between the Registrant and Ricardo Quintero dated June 23, 2016. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 27, 2016.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Movado Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOVADO GROUP, INC.
(Registrant)
Dated: August 25, 2016	By:	/s/ Sallie A. DeMarsilis
Sallie A. DeMarsilis Senior Vice President, Chief Financial Officer and Principal Accounting Officer