Form 10-Q
period 2016-10-31
MOVADO GROUP INC
filed 2016-11-22
CIK 72573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2016

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

The number of shares outstanding of the registrant’s Common Stock and Class A Common Stock as of November 15, 2016 were 16,288,885 and 6,644,105, respectively.

MOVADO GROUP, INC.

Index to Quarterly Report on Form 10-Q

October 31, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	October 31,	January 31,	October 31,
	2016	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$199,758	$228,188	$181,180
Trade receivables, net	130,076	71,030	124,438
Inventories	169,402	162,465	178,965
Other current assets	28,096	27,352	29,954
Total current assets	527,332	489,035	514,537
Property, plant and equipment, net	34,867	38,553	41,331
Deferred and non-current income taxes	20,614	20,323	19,494
Other non-current assets	41,665	37,259	37,756
Total assets	$624,478	$585,170	$613,118
LIABILITIES AND EQUITY
Current liabilities:
Loans payable to bank, current	$3,000	$5,000	$—
Accounts payable	22,443	27,308	29,514
Accrued liabilities	52,895	39,617	50,661
Income taxes payable	5,601	6,257	6,205
Total current liabilities	83,939	78,182	86,380
Loans payable to bank	35,000	35,000	40,000
Deferred and non-current income taxes payable	3,145	2,640	3,911
Other non-current liabilities	32,297	28,201	29,918
Total liabilities	154,381	144,023	160,209
Commitments and contingencies (Note 8)
Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 27,138,206, 26,962,656 and 26,952,421 shares issued and outstanding, respectively	271	270	270
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,644,105, 6,644,105 and 6,644,105 shares issued and outstanding, respectively	66	66	66
Capital in excess of par value	182,834	178,118	179,879
Retained earnings	413,666	392,788	387,432
Accumulated other comprehensive income	77,057	68,505	79,173
Treasury Stock, 10,849,321, 10,664,512 and 10,553,569 shares, respectively, at cost	(203,797)	(199,195)	(196,379)
Total Movado Group, Inc. shareholders' equity	470,097	440,552	450,441
Noncontrolling interests	—	595	2,468
Total equity	470,097	441,147	452,909
Total liabilities and equity	$624,478	$585,170	$613,118

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Net sales	$179,818	$185,629	$421,967	$451,659
Cost of sales	81,268	85,537	191,837	210,080
Gross profit	98,550	100,092	230,130	241,579
Selling, general, and administrative	67,479	66,638	183,590	183,016
Operating income	31,071	33,454	46,540	58,563
Other expense (Note 2)	(1,282)	-	(1,282)	-
Interest expense	(333)	(319)	(1,039)	(727)
Interest income	45	17	138	105
Income before income taxes	29,501	33,152	44,357	57,941
Provision for income taxes (Note 9)	9,286	11,242	14,450	20,458
Net income	20,215	21,910	29,907	37,483
Less: Net income attributed to noncontrolling interests	—	378	78	277
Net income attributed to Movado Group, Inc.	$20,215	$21,532	$29,829	$37,206

Basic income per share:
Weighted basic average shares outstanding	23,055	23,167	23,074	23,690
Net income per share attributed to Movado Group, Inc.	$0.88	$0.93	$1.29	$1.57

Diluted income per share:
Weighted diluted average shares outstanding	23,230	23,411	23,259	23,966
Net income per share attributed to Movado Group, Inc.	$0.87	$0.92	$1.28	$1.55

Dividends declared per share	0.13	$0.11	0.39	$0.33

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Comprehensive income, net of taxes:
Net income including noncontrolling interests	$20,215	$21,910	$29,907	$37,483
Net unrealized gain / (loss) on investments, net of tax (benefit) of $4, ($10), $1 and ($3), respectively	6	(20)	8	(5)
Net change in effective portion of hedging contracts, net of tax (benefit) of ($9), $3, $5 and $3, respectively	(43)	16	31	12
Foreign currency translation adjustments	(6,319)	(6,366)	8,489	(19,573)
Comprehensive income including noncontrolling interests	13,859	15,540	38,435	17,917
Less: Comprehensive income attributed to noncontrolling interests	-	379	54	392
Total comprehensive income attributed to Movado Group, Inc.	$13,859	$15,161	$38,381	$17,525

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended October 31,
	2016	2015
Cash flows from operating activities:
Net income including noncontrolling interests	$29,907	$37,483
Adjustments to reconcile net income to net cash (used in) / provided by operating activities:
Depreciation and amortization	8,520	9,438
Transactional losses / (gains)	2,663	(1,822)
Write-down of inventories	1,967	1,811
Deferred income taxes	230	679
Stock-based compensation	5,663	4,496
Excess tax expense from stock-based compensation	167	21
Impairment of long-term investment	1,282	—
Operating efficiency initiatives and other items	—	2,670
Loss on disposal of fixed assets	—	310
Changes in assets and liabilities:
Trade receivables	(60,386)	(51,213)
Inventories	(7,657)	(15,183)
Other current assets	1,540	1,030
Accounts payable	(5,140)	2,442
Accrued liabilities	12,892	18,219
Income taxes payable	(917)	(866)
Other non-current assets	(5,123)	(89)
Other non-current liabilities	3,718	814
Net cash (used in) / provided by operating activities	(10,674)	10,240
Cash flows from investing activities:
Capital expenditures	(3,847)	(5,827)
Short-term investment	(151)	—
Restricted cash deposits	(1,156)	—
Trademarks and other intangibles	(296)	(193)
Net cash (used in) investing activities	(5,450)	(6,020)
Cash flows from financing activities:
Proceeds from bank borrowings	3,000	50,000
Repayments of bank borrowings	(5,000)	(10,000)
Stock options exercised and other changes	(1,256)	(227)
Excess tax expense from stock-based compensation	(167)	(21)
Dividends paid	(8,951)	(7,780)
Debt issuance cost	—	(339)
Purchase of incremental ownership of U.K. joint venture	(1,320)	—
Stock repurchase	(3,263)	(45,932)
Net cash (used in) financing activities	(16,957)	(14,299)
Effect of exchange rate changes on cash and cash equivalents	4,651	(8,593)
Net (decrease) in cash and cash equivalents	(28,430)	(18,672)
Cash and cash equivalents at beginning of period	228,188	199,852
Cash and cash equivalents at end of period	$199,758	$181,180

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands) as of October 31, 2016 and 2015 and January 31, 2016:

		Fair Value at October 31, 2016
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$280	$—	$—	$280
Short-term investment	Other current assets	150	—	—	150
SERP assets - employer	Other non-current assets	1,464	—	—	1,464
SERP assets - employee	Other non-current assets	28,495	—	—	28,495
Hedge derivatives	Other current assets	—	141	—	141
Total		$30,389	$141	$—	$30,530
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$28,495	$—	$—	$28,495
Hedge derivatives	Accrued liabilities	—	391	—	391
Total		$28,495	$391	$—	$28,886

		Fair Value at January 31, 2016
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$268	$—	$—	$268
SERP assets - employer	Other non-current assets	1,168	—	—	1,168
SERP assets - employee	Other non-current assets	24,853	—	—	24,853
Hedge derivatives	Other current assets	—	64	—	64
Total		$26,289	$64	$—	$26,353
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$24,853	$—	$—	$24,853
Hedge derivatives	Accrued liabilities	—	1,163	—	1,163
Total		$24,853	$1,163	$—	$26,016

		Fair Value at October 31, 2015
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$300	$—	$—	$300
SERP assets - employer	Other non-current assets	1,762	—	—	1,762
SERP assets - employee	Other non-current assets	25,730	—	—	25,730
Hedge derivatives	Other current assets	—	71	—	71
Total		$27,792	$71	$—	$27,863
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$25,730	$—	$—	$25,730
Hedge derivatives	Accrued liabilities	—	1,121	—	1,121
Total		$25,730	$1,121	$—	$26,851

The fair values of the Company’s available-for-sale securities are based on quoted prices. The fair value of the short-term investment, which is a guaranteed investment certificate, is based on its purchase price plus one half of a percent calculated annually. The assets related to the Company’s defined contribution supplemental executive retirement plan (“SERP”) consist of both employer (employee unvested) and employee assets which are invested in investment funds with fair values calculated based on quoted market prices. The SERP liability represents the Company’s liability to the employees in the plan for their vested balances. The hedge derivatives are entered into by the Company principally to reduce its exposure to Swiss franc and Euro exchange rate risks. Fair values of the Company’s hedge derivatives are calculated based on quoted foreign exchange rates and quoted interest rates. The carrying amount of debt approximated fair value as of October 31, 2016. The Company had a long-term investment, which converted to common and preferred shares of a privately held company during the second quarter of fiscal 2016, accounted for under the cost method, with a carrying value of $1.3 million. This investment is tested quarterly for impairment. Due to the increasingly competitive and difficult market conditions, the operating performance and business outlook for the Company’s long-term investment declined significantly during the three months ended October 31, 2016. As such, the Company determined the investment experienced an other than temporary impairment and recorded a charge of $1.3 million, in other expenses in the Company’s Consolidated Statements of Operations, to reduce the carrying value to zero in the United States location of the Wholesale segment.

NOTE 3 – EQUITY

The components of equity for the nine months ended October 31, 2016 and 2015 are as follows (in thousands):

	Movado Group, Inc. Shareholders' Equity
	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance, January 31, 2016	$270	$66	$178,118	$392,788	$(199,195)	$68,505	$595	$441,147
Net income				29,829			78	29,907
Dividends				(8,951)				(8,951)
Stock repurchase					(3,263)			(3,263)
Stock options exercised, net of tax of $167	1		(86)		(1,339)			(1,424)
Supplemental executive retirement plan			150					150
Stock-based compensation expense			5,663					5,663
Net unrealized gain on investments, net of tax of $1						8		8
Net change in effective portion of hedging contracts, net of tax of $5						31		31
Joint venture incremental share purchase			(1,011)				(649)	(1,660)
Foreign currency translation adjustment (3)						8,513	(24)	8,489
Balance, October 31, 2016	$271	$66	$182,834	$413,666	$(203,797)	$77,057	$-	$470,097

	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance, January 31, 2015	$268	$66	$174,826	$358,006	$(149,811)	$98,854	$2,076	$484,285
Net income				37,206			277	37,483
Dividends				(7,780)				(7,780)
Stock repurchase					(45,932)			(45,932)
Stock options exercised, net of tax of $21	2		386		(636)			(248)
Supplemental executive retirement plan			171					171
Stock-based compensation expense			4,496					4,496
Net unrealized loss on investments, net of tax benefit of $3						(5)		(5)
Net change in effective portion of hedging contracts, net of tax of $3						12		12
Foreign currency translation adjustment (3)						(19,688)	115	(19,573)
Balance, October 31, 2015	$270	$66	$179,879	$387,432	$(196,379)	$79,173	$2,468	$452,909

(1)	Each share of common stock is entitled to one vote per share on all matters submitted to a vote of the shareholders.
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

The Company divides its business into two major geographic locations: United States operations, and International, which includes the results of all non-U.S. Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 23.5%, 7.3%, 7.2% and 5.4%, respectively, of the Company’s total net sales for the three months ended October 31, 2016. For the three months ended October 31, 2015, the Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 22.3%, 8.7%, 6.1% and 5.6%, respectively, of the Company’s total net sales.

The Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 23.1%, 8.4%, 8.4% and 5.9%, respectively, of the Company’s total net sales for the nine months ended October 31, 2016. For the nine months ended October 31, 2015, the Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 20.9%, 10.4%, 7.0% and 6.4%, respectively, of the Company’s total net sales. Substantially all of the Company’s International assets are located in Switzerland and Hong Kong.

Operating Segment Data for the Three Months Ended October 31, 2016 and 2015 (in thousands):

	Net Sales
	2016	2015
Wholesale:
Luxury brands category	$73,749	$71,045
Licensed brands category	86,818	94,722
After-sales service and all other	3,522	3,679
Total Wholesale	164,089	169,446
Retail	15,729	16,183
Consolidated total	$179,818	$185,629

	Operating Income
	2016	2015
Wholesale	$28,697	$31,036
Retail	2,374	2,418
Consolidated total	$31,071	$33,454

Operating Segment Data for the Nine Months Ended October 31, 2016 and 2015 (in thousands):

	Net Sales
	2016	2015
Wholesale:
Luxury brands category	$162,428	$168,057
Licensed brands category	205,229	229,938
After-sales service and all other	9,601	10,803
Total Wholesale	377,258	408,798
Retail	44,709	42,861
Consolidated total	$421,967	$451,659

	Operating Income
	2016	2015
Wholesale	$39,898	$51,831
Retail	6,642	6,732
Consolidated total	$46,540	$58,563

	Total Assets
	October 31, 2016	January 31, 2016	October 31, 2015
Wholesale	$600,885	$562,547	$590,188
Retail	23,593	22,623	22,930
Consolidated total	$624,478	$585,170	$613,118

Geographic Location Data for the Three Months Ended October 31, 2016 and 2015 (in thousands):

	Net Sales		Operating Income
	2016	2015	2016	2015
United States (1)	$101,854	$106,341	$14,626	$15,361
International (2)	77,964	79,288	16,445	18,093
Consolidated total	$179,818	$185,629	$31,071	$33,454

United States and International net sales are net of intercompany sales of $75.6 million and $91.2 million for the three months ended October 31, 2016 and 2015, respectively.

Geographic Location Data for the Nine Months Ended October 31, 2016 and 2015 (in thousands):

	Net Sales		Operating Income
	2016	2015	2016	2015
United States (1)	$228,734	$249,696	$12,841	$25,738
International (2)	193,233	201,963	33,699	32,825
Consolidated total	$421,967	$451,659	$46,540	$58,563

United States and International net sales are net of intercompany sales of $231.5 million and $249.4 million for the nine months ended October 31, 2016 and 2015, respectively.

(1)

The United States operating income included $14.3 million and $12.6 million of unallocated corporate expenses for the three months ended October 31, 2016 and 2015, respectively. The United States operating income included $32.2 million and $29.2 million of unallocated corporate expenses for the nine months ended October 31, 2016 and 2015, respectively.

(2)

The International operating income included $14.0 million and $14.6 million of certain intercompany profits related to the Company’s supply chain operations for the three months ended October 31, 2016 and 2015, respectively. The International operating income included $30.5 million and $34.2 million of certain intercompany profits related to the Company’s supply chain operations for the nine months ended October 31, 2016 and 2015, respectively.

	Total Assets
	October 31, 2016	January 31, 2016	October 31, 2015
United States	$242,881	$215,053	$251,480
International	381,597	370,117	361,639
Consolidated total	$624,478	$585,170	$613,118

	Property, Plant and Equipment, Net
	October 31, 2016	January 31, 2016	October 31, 2015
United States	$20,307	$24,517	$24,946
International	14,560	14,036	16,385
Consolidated total	$34,867	$38,553	$41,331

NOTE 5 – INVENTORIES

Inventories consisted of the following (in thousands):

	October 31, 2016	January 31, 2016	October 31, 2015
Finished goods	$122,721	$117,627	$128,011
Component parts	43,326	41,041	46,455
Work-in-process	3,355	3,797	4,499
	$169,402	$162,465	$178,965

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

As of October 31, 2016, $38.0 million in loans were drawn under the Facility. Additionally, approximately $0.3 million in letters of credit, which were outstanding under the Borrower’s pre-existing asset-based revolving credit facility that was concurrently terminated when the Credit Agreement became effective, are deemed to be issued and outstanding under the Facility. As of October 31, 2016, availability under the Facility was approximately $61.7 million.

Borrowings under the Facility bear interest at rates selected periodically by the Company at LIBOR plus a spread ranging from 1.25% to 1.75% per annum, based on the Company’s consolidated leverage ratio, or at a base rate plus a spread ranging from 0.25% to 0.75% per annum based on the Company’s consolidated leverage ratio (as defined in the Credit Agreement). At October 31, 2016, the Company’s spreads were 1.50% over LIBOR and 0.50% over the base rate. The Company has also agreed to pay certain fees and expenses and to provide certain indemnities, all of which are customary for such financings.

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

The Borrowers are also subject to a minimum consolidated EBITDA (as defined in the Credit Agreement) test of $50.0 million, measured at the end of each fiscal quarter based on the four most recent fiscal quarters and a consolidated leverage ratio (as defined in the Credit Agreement) covenant not to exceed 2.50 to 1.00, measured as of the last day of each fiscal quarter. As of October 31, 2016, the Company was in compliance with its covenants under the Credit Agreement.

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

As of October 31, 2016, the Company classified $3.0 million of the outstanding balance under the Facility as current based on voluntary payments estimated to be made in the next twelve months, with the remainder classified as long-term debt based on the 2020 maturity date of the Facility and the Company’s intent and ability to refinance its obligations thereunder.

As of October 31, 2016, Bank of America, N.A. issued two irrevocable standby letters of credit in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada. As of October 31, 2016, the Company had outstanding letters of credit totaling $0.3 million with expiration dates through May 31, 2017.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified maturity with a Swiss bank. As of October 31, 2016 and 2015, these lines of credit totaled 6.5 million Swiss francs and 5.0 million Swiss francs with a dollar equivalent of $6.4 million and $5.1 million, respectively. As of October 31, 2016 and 2015, there were no borrowings against these lines. As of October 31, 2016, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.2 million, in various foreign currencies, of which $0.6 million is a restricted deposit as it relates to lease agreements. As of October 31, 2015, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.0 million in various foreign currencies.

NOTE 7 – EARNINGS PER SHARE

The Company presents net income per share on a basic and diluted basis. Basic earnings per share are computed using weighted-average shares outstanding during the period. Diluted earnings per share are computed using the weighted-average number of shares outstanding adjusted for dilutive common stock equivalents.

The weighted-average number of shares outstanding for basic earnings per share was approximately 23,055,000 and 23,167,000 for the three months ended October 31, 2016 and 2015, respectively. For the three months ended October 31, 2016 and 2015, the number of shares outstanding for diluted earnings per share increased by approximately 175,000 and 244,000, respectively, due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans and SERP.

For the three months ended October 31, 2016 and 2015, approximately 862,000 and 675,000, respectively, of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

The weighted-average number of shares outstanding for basic earnings per share was approximately 23,074,000 and 23,690,000 for the nine months ended October 31, 2016 and 2015, respectively. For the nine months ended October 31, 2016 and 2015, the number of shares outstanding for diluted earnings per share increased by approximately 185,000 and 276,000, respectively, due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans and SERP.

For the nine months ended October 31, 2016 and 2015, approximately 790,000 and 419,000, respectively, of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

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

As of October 31, 2016, the Company recorded $1.0 million in restricted cash deposits in other current assets on the Company’s Consolidated Balance Sheet, related to a certain vendor agreement.

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

The Company is involved in legal proceedings and claims from time to time, in the ordinary course of its business. Legal reserves are recorded in accordance with the accounting guidance for contingencies. Contingencies are inherently unpredictable and it is possible that results of operations or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, such matters. For those legal proceedings and claims for which the Company believes that it is probable that a loss may result, the Company records a reserve for the potential loss. For proceedings and claims where the Company believes it is reasonably possible that a loss may result that is materially in excess of amounts accrued for the matter, the Company either discloses an estimate of such possible loss or range of loss or includes a statement that such an estimate cannot be made. As of October 31, 2016, the Company is party to legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition, future results of operations or cash flows.

NOTE 9 – INCOME TAXES

The Company recorded income tax expense of $9.3 million and $11.2 million for the three months ended October 31, 2016 and 2015, respectively.

The effective tax rate was 31.5% and 33.9% for the three months ended October 31, 2016 and 2015, respectively. The decrease in the effective tax rate was primarily due to a decrease in U.S. tax provided on earnings of non-U.S. subsidiaries.

The Company recorded income tax expense of $14.5 million and $20.5 million for the nine months ended October 31, 2016 and 2015, respectively.

The effective tax rate was 32.6% and 35.3% for the nine months ended October 31, 2016 and 2015, respectively. The decrease in the effective tax rate was primarily due to a decrease in U.S. tax provided on earnings of non-U.S. subsidiaries, certain costs related to the operating efficiency initiatives and other items (see note 14), which resulted in deferred tax benefits that were valued in the prior year, and the non-recurrence of a valuation allowance against certain foreign deferred tax assets.

The effective tax rate for the three and nine months ended October 31, 2016 differs from the U.S. statutory tax rate of 35.0% primarily as a result of foreign profits being taxed in lower taxing jurisdictions, partially offset by no tax benefit being recognized on losses incurred by certain foreign operations.

The effective tax rate for the three months ended October 31, 2015 differs from the U.S. statutory tax rate of 35.0% primarily due to foreign earnings being taxed at rates lower than the U.S. statutory tax rate, partially offset by U.S. tax provided on certain earnings of foreign subsidiaries.

The effective tax rate for the nine months ended October 31, 2015 differs from the U.S. statutory tax rate of 35.0% primarily due to U.S. tax provided on certain earnings of foreign subsidiaries, not recognizing tax benefits on losses incurred by certain foreign operations and the impact of certain costs related to the operating efficiency initiatives and other items (see note 14) resulting in deferred taxes that were valued, partially offset by foreign earnings being taxed at rates lower than the U.S. statutory tax rate.

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company accounts for its derivative financial instruments in accordance with the accounting guidance which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. A significant portion of the Company’s purchases are denominated in Swiss francs. The Company also sells to third-party customers in a variety of foreign currencies, most notably the Euro and the British Pound. The Company reduces its exposure to the Swiss franc, Euro and British Pound exchange rate risks through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. In the event these exposures do not offset, from time to time the Company uses forward contracts to further reduce the net exposures to currency fluctuations. When entered into, the Company designates and documents these derivative instruments as a cash flow hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. Changes in the fair value of a derivative that is designated and documented as a cash flow hedge and is highly effective, are recorded in other comprehensive income until the underlying transaction affects earnings, and then are later reclassified into earnings in the same account as the hedged transaction. The earnings impact is mostly offset by the effects of currency movements on the underlying hedged transactions. The Company formally assesses, both at the inception and at each financial quarter thereafter, the effectiveness of the derivative instrument hedging the underlying forecasted cash flow transaction. The Company does not exclude any designated cash flow hedges from its effectiveness testing. Any ineffectiveness related to the derivative financial instruments’ change in fair value will be recognized as other income in the Consolidated Statements of Operations in the period in which the ineffectiveness was calculated. No ineffectiveness has been recorded in the three and nine months ended October 31, 2016 and 2015.

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

As of October 31, 2016, the Company’s entire net forward contracts hedging portfolio consisted of 30.0 million Swiss francs equivalent, 11.8 million Euros equivalent and 7.7 million British Pounds equivalent with various expiry dates ranging through March 14, 2017.

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for derivatives (in thousands):

	Asset Derivatives				Liability Derivatives
	Balance Sheet Location	October 31, 2016 Fair Value	January 31, 2016 Fair Value	October 31, 2015 Fair Value	Balance Sheet Location	October 31, 2016 Fair Value	January 31, 2016 Fair Value	October 31, 2015 Fair Value
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$31	$1	$6	Accrued Liabilities	$391	$1,163	$1,087
Total Derivative Instruments		$31	$1	$6		$391	$1,163	$1,087

	Asset Derivatives				Liability Derivatives
	Balance Sheet Location	October 31, 2016 Fair Value	January 31, 2016 Fair Value	October 31, 2015 Fair Value	Balance Sheet Location	October 31, 2016 Fair Value	January 31, 2016 Fair Value	October 31, 2015 Fair Value
Derivatives designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$110	$63	$65	Accrued Liabilities	$—	$—	$34
Total Derivative Instruments		$110	$63	$65		$—	$—	$34

As of October 31, 2016 and 2015, the balance of deferred net gains on derivative financial instruments documented as cash flow hedges included in accumulated other comprehensive income (“AOCI”) were immaterial for both periods, respectively. The maximum length of time the Company hedges its exposure to the fluctuation in future cash flows for forecasted transactions is 24 months. For the three months ended October 31, 2016 and 2015, the Company reclassified amounts from AOCI to earnings that were immaterial for both periods, respectively. For the nine months ended October 31, 2016 and 2015, the Company reclassified amounts from AOCI to earnings that were immaterial for both periods, respectively.

NOTE 11 - ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income consisted of the following (in thousands):

	Currency Translation Adjustments	Available-for-sale securities	Hedging Contracts	Total
Balance, January 31, 2016	$68,265	$189	$51	$68,505
Other comprehensive income / (loss) before reclassifications	8,513	8	(15)	8,506
Amounts reclassified from accumulated other comprehensive loss (1)	—	—	46	46
Net current-period other comprehensive income	8,513	8	31	8,552
As of October 31, 2016	$76,778	$197	$82	$77,057

	Currency Translation Adjustments	Available-for-sale securities	Hedging Contracts	Total
Balance, January 31, 2015	$98,642	$211	$1	$98,854
Other comprehensive (loss) / income before reclassifications	(19,688)	(5)	120	(19,573)
Amounts reclassified from accumulated other comprehensive income (1)	—	—	(108)	(108)
Net current-period other comprehensive (loss) / income	(19,688)	(5)	12	(19,681)
As of October 31, 2015	$78,954	$206	$13	$79,173

(1)	Amounts reclassified to earnings in the Consolidated Statements of Operations.

NOTE 12 – TREASURY STOCK

On March 31, 2016, the Board approved a share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. The Company may purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise. This authorization expires on September 30, 2017. During the nine months ended October 31, 2016, the Company repurchased a total of 137,499 shares of its common stock at a total cost of approximately $3.3 million or an average cost of $23.73 per share, which included 15,000 shares repurchased from the Movado Group Foundation at a total cost of approximately $0.4 million or $27.67 average per share. During the nine months ended October 31, 2015, under a previously approved share repurchase program, the Company repurchased a total of 1,747,996 shares of its common stock at a total cost of approximately $45.9 million or an average cost of $26.28 per share, which included 28,000 shares repurchased from the Movado Group Foundation at a total cost of approximately $0.8 million or $27.33 average per share.

There were 47,310 and 21,076 shares of common stock repurchased during the nine months ended October 31, 2016 and 2015, respectively, as a result of the surrender of shares in connection with the vesting of certain stock awards. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company to fund the payment of such taxes.

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

On October 24, 2016, FASB issued ASU 2016-16, “Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory,” which requires the tax effects of intercompany transactions to be recognized currently. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the effect of adopting this pronouncement, but the adoption is not expected to have a material impact on the Company’s consolidated financial statements.

On August 26, 2016, FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments,” which clarifies how certain cash receipts and cash payments are presented in the statement of cash flows. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the effect of adopting this pronouncement, but the adoption is not expected to have a material impact on the Company’s consolidated financial statements.

On March 30, 2016, FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which amends accounting for income taxes related to share-based compensation, the related classification on the statement of cash flows and share award forfeiture accounting. For public companies, the standard will be effective for the first interim reporting period within annual periods beginning after December 15, 2016, although early adoption is permitted. The Company is evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements.

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

A summary rollforward of costs related to the operating efficiency initiatives and other items is as follows (in thousands):

	Balance at January 31, 2016	Foreign exchange	Non-cash adjustments	Cash payments	Accrued balance at October 31, 2016
Severance	$631	$170	$(77)	$(637)	$87
Occupancy charges	359	119	(2)	(123)	353
Total	$990	$289	$(79)	$(760)	$440

NOTE 15 – OTHER CHARGES

During the first quarter of fiscal 2017, the Company recorded $1.8 million in compensation related expenses in the United States location of the Wholesale segment associated with the retirement of the Company’s Vice Chairman and Chief Operating Officer. At October 31, 2016, $0.2 million was included in accrued liabilities.

NOTE 16 – NET INCOME ATTRIBUTED TO MOVADO GROUP, INC. AND TRANSFERS TO NONCONTROLLING INTEREST

The following table summarizes the change from net income attributed to Movado Group, Inc. and transfers to noncontrolling interest (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Net income attributed to Movado Group, Inc.	$20,215	$21,532	$29,829	$37,206
Transfers to the noncontrolling interest
Decrease in Movado Group, Inc.’s paid in capital for purchase of 10% of MGS common shares	(1,011)	-	(1,011)	-
Net transfers to noncontrolling interest	(1,011)	-	(1,011)	-
Change from net income attributed to Movado Group, Inc. and transfers to noncontrolling interest	$19,204	$21,532	$28,818	$37,206

On August 4, 2016, Movado Group, Inc. and Majorelle Limited, an English company (“Majorelle”), voluntarily terminated the joint venture agreement they had entered into on January 30, 2013 (the “JV Agreement”) relating to MGS Distribution Limited, an English company (“MGS”). Under the JV Agreement, the Company and Majorelle owned 90% and 10%, respectively, of the issued and outstanding shares of MGS which was formed to distribute the Company’s licensed watch brands in the United Kingdom. The mutual agreement to terminate the JV Agreement was the result of the Company acquiring the remaining shares in MGS from Majorelle, for the purchase price of $1.7 million, thereby increasing its ownership interest in MGS to 100%. Henceforth, the Company will account for MGS as a wholly-owned entity.

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

As of October 31, 2016, there have been no material changes to any of the critical accounting policies as disclosed in the Company’s 2016 Annual Report on Form 10-K.

Recent Developments

On November 22, 2016, the Board of Directors approved the payment of a cash dividend in the amount of $0.13 for each share of the Company’s outstanding common stock and class A common stock. The dividend will be paid on December 16, 2016 to all shareholders of record as of the close of business on December 2, 2016. The decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board, in its sole discretion.

On November 22, 2016, the Company announced a new long-term global partnership with Rebecca Minkoff. The companies will collaborate on design, development, distribution and marketing of women’s watches for Rebecca Minkoff’s global lifestyle brand and men’s watches for the Uri Minkoff brand.

On August 25, 2016, the Board of Directors approved the payment of a cash dividend in the amount of $0.13 for each share of the Company’s outstanding common stock and class A common stock.

On August 4, 2016, Movado Group, Inc. and Majorelle Limited, an English company (“Majorelle”), voluntarily terminated the joint venture agreement they had entered into on January 30, 2013 (the “JV Agreement”) relating to MGS Distribution Limited, an English company (“MGS”). Under the JV Agreement, the Company and Majorelle owned 90% and 10%, respectively, of the issued and outstanding shares of MGS which was formed to distribute the Company’s licensed watch brands in the United Kingdom. The mutual agreement to terminate the JV Agreement was the result of the Company acquiring the remaining shares in MGS from Majorelle, for the purchase price of $1.7 million, thereby increasing its ownership interest in MGS to 100%. Henceforth, the Company will account for MGS as a wholly-owned entity.

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

Overview

The Company conducts its business primarily in two operating segments: Wholesale and Retail. The Company’s Wholesale segment includes the designing, manufacturing and distribution of watches of quality luxury and licensed brands, in addition to revenue generated from after-sales service activities and shipping. The Retail segment includes the Company’s retail outlet locations. The Company also operates in two major geographic locations: United States operations and International, the latter of which includes the results of all non-U.S. Company operations.

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

Results of operations for the three months ended October 31, 2016 as compared to the three months ended October 31, 2015

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Three Months Ended October 31,
	2016	2015
Wholesale:
United States	$86,125	$90,158
International	77,964	79,288
Total Wholesale	164,089	169,446
Retail	15,729	16,183
Net Sales	$179,818	$185,629

Comparative net sales by categories were as follows (in thousands):

	Three Months Ended October 31,
	2016	2015
Wholesale:
Luxury brands category	$73,749	$71,045
Licensed brands category	86,818	94,722
After-sales service and all other	3,522	3,679
Total Wholesale	164,089	169,446
Retail	15,729	16,183
Consolidated total	$179,818	$185,629

Net sales for the three months ended October 31, 2016 were $179.8 million, below the prior year period by $5.8 million or 3.1%. For the three months ended October 31, 2016, fluctuations in foreign currency exchange rates unfavorably impacted net sales by $3.2 million when compared to the prior year period.

Net sales for the three months ended October 31, 2016 in the Wholesale segment were $164.1 million, below the prior year period by $5.4 million or 3.2%. The decrease in net sales was the result of decreases in net sales in both the United States and the International locations of the Wholesale segment.

Net sales for the three months ended October 31, 2016 in the United States location of the Wholesale segment were $86.1 million, below the prior year period by $4.0 million or 4.5%, driven by net sales decreases in the licensed brands category, partially offset by net sales increases in the luxury brands category. The net sales decreases recorded in the licensed brands category were $6.1 million, or 19.2%, due to retail customers closely managing their inventory as the overall retail environment remains challenging and unpredictable. The net sales increases in the luxury brands category were $3.1 million, or 5.5%, due to certain customers replenishing their inventory in preparation for the holiday season.

Net sales for the three months ended October 31, 2016 in the International location of the Wholesale segment were $78.0 million, below the prior year by $1.3 million or 1.7%, which included fluctuations in foreign currency exchange rates which unfavorably impacted net sales by $3.2 million when compared to the prior year period. The net sales decreases recorded in the licensed and luxury brands categories were $1.8 million, or 2.8%, and $0.4 million, or 2.3%, respectively. The sales decreases in both categories were primarily due to the challenging and unpredictable overall economic and retail environment in Latin America and Canada, partially offset by sales increases in the Middle East.

Net sales for the three months ended October 31, 2016 in the Retail segment were $15.7 million, below the prior year period by $0.5 million, or 2.8%, as a result of less foot traffic in the outlet store centers. As of October 31, 2016, the Company operated 40 retail outlet locations, compared to 39 retail outlet locations at the end of the prior year period.

Gross Profit.  Gross profit for the three months ended October 31, 2016 was $98.6 million or 54.8% of net sales as compared to $100.1 million or 53.9% of net sales in the prior year period. The decrease in gross profit of $1.5 million was primarily due to lower net sales, partially offset by a higher gross margin percentage. The increase in the gross margin percentage of approximately 90 basis points for the three months ended October 31, 2016, resulted primarily from channel and product mix and certain sourcing improvements, which collectively drove approximately 140 basis points of improvement, partially offset by an impact of approximately 30 basis points related to the reduced leveraging of certain fixed costs as a result of lower net sales and an unfavorable impact of fluctuations in foreign currency exchange rates of approximately 20 basis points.

Selling, General and Administrative (“SG&A”).  SG&A expenses for the three months ended October 31, 2016 were $67.5 million, representing an increase from the prior year period of $0.8 million or 1.3%. The increase in SG&A expenses was attributable to an increase in compensation and benefit expenses of $2.3 million, primarily due to an increase in performance-based compensation and payroll related and stock award expenses. Also contributing to the increase in SG&A expenses was an increase of $0.4 million in other selling related expenses. These increases in SG&A expenses were partially offset by lower marketing expenses of $1.0 million, and the favorable effect of fluctuations in foreign currency exchange rates of $1.0 million, which was the result of the more stable Euro to Swiss franc currency rate, resulting in a favorable fluctuation of $0.6 million, when compared to the prior year period and the translation of foreign subsidiary results of $0.4 million.

Wholesale Operating Income.  In the three months ended October 31, 2016 and 2015, respectively, the Company recorded Wholesale segment operating income of $28.7 million and $31.0 million, which includes $14.3 million and $12.6 million of unallocated corporate expenses as well as $14.0 million and $14.6 million of certain intercompany profits related to the Company’s supply chain operations. The $2.3 million decrease in operating income was the net result of a decrease in gross profit of $1.6 million, and higher SG&A expenses of $0.7 million when compared to the prior year period. The decrease in gross profit of $1.6 million was primarily due to lower net sales, partially offset by a higher gross margin percentage. The increase in SG&A expenses was attributable to an increase in compensation and benefit expenses of $2.1 million, primarily due to an increase in performance-based compensation and payroll related and stock award expenses. Also contributing to the increase in SG&A expenses was an increase of $0.4 million in other selling related expenses. These increases in SG&A expenses were partially offset by lower marketing expenses of $1.0 million, and the favorable effect of fluctuations in foreign currency exchange rates of $1.0 million, which was the result of the more stable Euro to Swiss franc currency rate, resulting in a favorable fluctuation of $0.6 million, when compared to the prior year period and the translation of foreign subsidiary results of $0.4 million.

U.S. Wholesale Operating Income.  In the United States location of the Wholesale segment, during the three months ended October 31, 2016 and 2015, respectively, the Company recorded operating income of $12.2 million and $12.9 million, which included unallocated corporate expenses of $14.3 million and $12.6 million. The decrease in operating income of $0.7 million was the net result of lower gross profit of $0.9 million, partially offset by lower SG&A expenses of $0.2 million. The decrease in gross profit of $0.9 million was due to lower sales, partially offset by higher gross margin percentage. The decrease in SG&A expenses of $0.2 million was attributable to lower marketing expense of $1.6 million partially offset by higher performance-based compensation of $1.4 million.

International Wholesale Operating Income.  In the International location of the Wholesale segment, during the three months ended October 31, 2016 and 2015, respectively, the Company recorded operating income of $16.4 million and $18.1 million, which included $14.0 million and $14.6 million of certain intercompany profits related to the Company’s International supply chain operations. The decrease in operating income of $1.7 million was primarily due to higher SG&A expenses of $0.9 million and lower gross profit of $0.8 million. The increase in SG&A expenses was primarily attributable to higher compensation and benefit expenses of $0.7 million, higher marketing expense of $0.6 million and higher other selling related expenses of $0.4 million, partially offset by favorable effect of fluctuations in foreign currency exchange rates of $1.0 million. The decrease in gross profit of $0.8 million was primarily due to lower net sales.

Retail Operating Income.  Operating income of $2.4 million was recorded in the Retail segment for both the three months ended October 31, 2016 and 2015, respectively. The flat operating income was the result of higher gross profit of $0.1 million partially offset by higher SG&A expenses of $0.1 million. The increase in gross profit of $0.1 million was primarily attributable to a higher gross margin percentage, partially offset by lower sales. The increase in SG&A expenses of $0.1 million was primarily due to slightly higher compensation, benefit and occupancy expenses when compared to the prior year period.

Other Expense. The Company recorded other expense of $1.3 million for the three months ended October 31, 2016. The Company had a long-term investment in a privately held company, accounted for under the cost method, with a carrying value of $1.3 million. Due to the increasingly competitive and difficult market conditions, the operating performance and business outlook for the Company’s long-term investment declined significantly during the three months ended October 31, 2016. As such, the Company determined the investment experienced an other than temporary impairment and recorded a charge of $1.3 million, to reduce the carrying value to zero in the United States location of the Wholesale segment.

Income Taxes. The Company recorded income tax expense of $9.3 million and $11.2 million for the three months ended October 31, 2016 and 2015, respectively.

The effective tax rate was 31.5% and 33.9% for the three months ended October 31, 2016 and 2015, respectively. The decrease in the effective tax rate was primarily due to a decrease in U.S. tax provided on earnings of non-U.S. subsidiaries.

The effective tax rate for the three months ended October 31, 2016 differs from the U.S. statutory tax rate of 35.0% primarily as a result of foreign profits being taxed in lower taxing jurisdictions, partially offset by no tax benefit being recognized on losses incurred by certain foreign operations.

The effective tax rate for the three months ended October 31, 2015 differs from the U.S. statutory tax rate of 35.0% primarily due to foreign earnings being taxed at rates lower than the U.S. statutory tax rate, partially offset by U.S. tax provided on certain earnings of foreign subsidiaries.

Net Income Attributed to Movado Group, Inc. The Company recorded net income attributed to Movado Group, Inc. of $20.2 million and $21.5 million for the three months ended October 31, 2016 and 2015, respectively.

Results of operations for the nine months ended October 31, 2016 as compared to the nine months ended October 31, 2015

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Nine Months Ended October 31,
	2016	2015
Wholesale:
United States	$184,025	$206,835
International	193,233	201,963
Total Wholesale	377,258	408,798
Retail	44,709	42,861
Net Sales	$421,967	$451,659

Comparative net sales by categories were as follows (in thousands):

	Nine Months Ended October 31,
	2016	2015
Wholesale:
Luxury brands category	$162,428	$168,057
Licensed brands category	205,229	229,938
After-sales service and all other	9,601	10,803
Total Wholesale	377,258	408,798
Retail	44,709	42,861
Consolidated total	$421,967	$451,659

Net sales for the nine months ended October 31, 2016 were $422.0 million, below the prior year period by $29.7 million or 6.6%. For the nine months ended October 31, 2016, fluctuations in foreign currency exchange rates unfavorably impacted net sales by $4.8 million when compared to the prior year period.

Net sales for the nine months ended October 31, 2016 in the Wholesale segment were $377.3 million, below the prior year period by $31.5 million or 7.7%. The decrease in net sales was the result of decreases in net sales in both the United States and the International locations of the Wholesale segment.

Net sales for the nine months ended October 31, 2016 in the United States location of the Wholesale segment were $184.0 million, below the prior year period by $22.8 million or 11.0%, primarily driven by net sales decreases in both the licensed and luxury brands categories. The net sales decreases recorded in the licensed and luxury brands categories were $19.3 million, or 26.5%, and $1.9 million, or 1.5%, respectively. The sales decreases in both categories were due to retail customers closely managing their inventory as the overall retail environment remains challenging and unpredictable.

Net sales for the nine months ended October 31, 2016 in the International location of the Wholesale segment were $193.2 million, below the prior year by $8.7 million or 4.3%, which included fluctuations in foreign currency exchange rates which unfavorably impacted net sales by $4.8 million when compared to the prior year period. This decrease was primarily driven by net sales decreases in both the licensed and luxury brands categories. The net sales decreases recorded in the licensed and luxury brands categories were $5.4 million, or 3.4%, and $3.7 million, or 9.0%, respectively. The sales decreases in both categories were primarily due to the challenging and unpredictable overall economic and retail environment in Latin America, Asia and Canada, partially offset by sales increases in the Middle East.

Net sales for the nine months ended October 31, 2016 in the Retail segment were $44.7 million, above the prior year period by $1.8 million, or 4.3%, as a result of higher net sales in both comparable and non-comparable stores.

Gross Profit.  Gross profit for the nine months ended October 31, 2016 was $230.1 million or 54.5% of net sales as compared to $241.6 million or 53.5% of net sales in the prior year period. The decrease in gross profit of $11.5 million was primarily due to lower net sales, partially offset by a higher gross margin percentage. The increase in the gross margin percentage of approximately 100 basis points for the nine months ended October 31, 2016, resulted primarily from channel and product mix and certain sourcing improvements, which collectively drove approximately 90 basis points of improvement, a favorable impact of fluctuations in foreign currency exchange rates of approximately 30 basis points, and a favorable impact of approximately 10 basis points related to the non-recurrence of costs from the Company’s operating efficiency initiatives, which were implemented in the prior year period. This increase in the gross profit margin percentage was partially offset by an impact of approximately 30 basis points related to the reduced leveraging of certain fixed costs as a result of lower net sales.

Selling, General and Administrative (“SG&A”).  SG&A expenses for the nine months ended October 31, 2016 were $183.6 million, representing a slight increase from the prior year period of $0.6 million or 0.3%. The increase in SG&A expenses was attributable to an increase in compensation and benefit expenses of $3.3 million, primarily due to an increase in payroll related and stock award expenses and performance-based compensation, which includes the one-time charge of $1.8 million related to the retirement announcement of the Company’s Vice Chairman and Chief Operating Officer. Also, included in the increase in SG&A expenses are the increases in customer related expenses of $1.2 million, primarily due to an increase to allowances for uncollectible receivables from certain customers and the unfavorable effect of fluctuations in foreign currency exchange rates of $0.5 million, which was the result of the weaker average British Pound and Euro to Swiss franc currency rates, which resulted in an unfavorably fluctuation of $1.7 million when compared to the prior year period, partially offset by the translation of foreign subsidiary results of $1.2 million. These increases in SG&A expenses were partially offset by lower marketing expenses of $2.5 million and the non-recurrence of a $2.0 million charge related to the Company’s operating efficiency initiatives and other items, which were implemented in the prior year period.

Wholesale Operating Income.  In the nine months ended October 31, 2016 and 2015, respectively, the Company recorded Wholesale segment operating income of $39.9 million and $51.8 million, which includes $32.2 million and $29.2 million of unallocated corporate expenses as well as $30.5 million and $34.2 million of certain intercompany profits related to the Company’s supply chain operations. The $11.9 million decrease in operating income was the net result of a decrease in gross profit of $12.4 million partially offset by a decrease in SG&A expenses of $0.5 million. The decrease in gross profit of $12.4 million was primarily due to lower sales, partially offset by a higher gross margin percentage. The decrease in SG&A expenses was attributable to lower marketing expenses of $2.5 million and the non-recurrence of a $2.0 million charge related to the Company’s operating efficiency initiatives and other items, which were implemented in the prior year period. These decreases were partially offset by an increase in compensation and benefit expenses of $2.7 million, primarily due to an increase in payroll related and stock award expenses and performance-based compensation, which includes the one-time charge of $1.8 million related to the retirement announcement of the Company’s Vice Chairman and Chief Operating Officer. Also, included in the partial offset are the increases in customer related expenses of $1.2 million primarily due to an increase to allowances for uncollectible receivables from certain customers and the unfavorable effect of fluctuations in foreign currency exchange rates of $0.5 million, which was the result of the weaker average British Pound and Euro to Swiss franc currency rates, which resulted in an unfavorable fluctuation of $1.7 million when compared to the prior year period, partially offset by the translation of foreign subsidiary results of $1.2 million.

U.S. Wholesale Operating Income.  In the United States location of the Wholesale segment, during the nine months ended October 31, 2016 and 2015, respectively, the Company recorded operating income of $6.2 million and $19.0 million, which included unallocated corporate expenses of $32.2 million and $29.2 million. The decrease in operating income of $12.8 million was the net result of lower gross profit of $11.0 million and higher SG&A expenses of $1.8 million. The decrease in gross profit of $11.0 million was primarily due to lower sales. The increase in SG&A expenses of $1.8 million was attributable to an increase in compensation and benefit expenses of $2.6 million, due to an increase in payroll related and stock award expenses and performance-based compensation, which includes the one-time charge of $1.8 million, resulting from the retirement announcement of the Company’s Vice Chairman and Chief Operating Officer. The increase in SG&A expenses were also attributable to an increase in customer related expenses of $0.6 million primarily due to an increase to allowances for uncollectible receivables from a customer. These increases in SG&A expenses were partially offset by other cost savings of $1.1 million and lower selling related expenses of $0.5 million.

International Wholesale Operating Income.  In the International location of the Wholesale segment, during the nine months ended October 31, 2016 and 2015, respectively, the Company recorded operating income of $33.7 million and $32.8 million, which included $30.5 million and $34.2 million of certain intercompany profits related to the Company’s International supply chain operations. The increase in operating income of $0.9 million was primarily due to lower SG&A expenses of $2.3 million and a lower gross profit of $1.4 million. The decrease in SG&A expenses was due to lower marketing expense of $2.5 million, as well as $2.0 million related to the non-recurrence of costs from the Company’s operating efficiency initiatives and other items, which were implemented in the prior year period, partially offset by an unfavorable effect of fluctuations in foreign currency exchange rates of $0.5 million, customer related expenses of $0.6 million for a certain customer in Switzerland and higher selling related expenses of $0.6 million and other costs of $0.6 million. The decrease in gross profit of $1.4 million was primarily due to lower net sales, partially offset by a higher gross margin percentage.

Retail Operating Income.  Operating income of $6.6 million and $6.7 million was recorded in the Retail segment for the nine months ended October 31, 2016 and 2015, respectively. The flat operating income was the result of higher gross profit of $1.0 million offset by an increase in SG&A expenses of $1.0 million. The increase in gross profit of $1.0 million was primarily attributable to higher sales, partially offset by a lower gross margin percentage. The increase in SG&A expenses of $1.0 million was primarily due to higher compensation, benefit and occupancy expenses related to operating more outlet locations when compared to the prior year period.

Other Expense. The Company recorded other expense of $1.3 million for the nine months ended October 31, 2016. The Company had a long-term investment in a privately held company, accounted for under the cost method, with a carrying value of $1.3 million. Due to the increasingly competitive and difficult market conditions, the operating performance and business outlook for the Company’s long-term investment declined significantly during the three months ended October 31, 2016. As such, the Company determined the investment experienced an other than temporary impairment and recorded a charge of $1.3 million, to reduce the carrying value to zero.

Income Taxes. The Company recorded income tax expense of $14.5 million and $20.5 million for the nine months ended October 31, 2016 and 2015, respectively.

The effective tax rate was 32.6% and 35.3% for the nine months ended October 31, 2016 and 2015, respectively. The decrease in the effective tax rate was primarily due to a decrease in U.S. tax provided on earnings of non-U.S. subsidiaries, certain costs related to the operating efficiency initiatives and other items, which resulted in deferred tax benefits that were valued in the prior year, and the non-recurrence of a valuation allowance against certain foreign deferred tax assets.

The effective tax rate for the nine months ended October 31, 2016 differs from the U.S. statutory tax rate of 35.0% primarily as a result of foreign profits being taxed in lower taxing jurisdictions, partially offset by no tax benefit being recognized on losses incurred by certain foreign operations.

The effective tax rate for the nine months ended October 31, 2015 differs from the U.S. statutory tax rate of 35.0% primarily due to U.S. tax provided on certain earnings of foreign subsidiaries, not recognizing tax benefits on losses incurred by certain foreign operations and the impact of certain costs related to the operating efficiency initiatives and other items resulting in deferred taxes that were valued, partially offset by foreign earnings being taxed at rates lower than the U.S. statutory tax rate.

Net Income Attributed to Movado Group, Inc. The Company recorded net income attributed to Movado Group, Inc. of $29.8 million and $37.2 million for the nine months ended October 31, 2016 and 2015, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2016 and October 31, 2015, respectively, the Company had $199.8 million and $181.2 million of cash and cash equivalents, $194.6 million and $172.3 million of which consisted of cash and cash equivalents at the Company’s foreign subsidiaries. The majority of the foreign cash balances are associated with earnings that the Company has asserted are permanently reinvested, and which are required to support continued growth outside the United States through funding of capital expenditures, operating expenses and similar cash needs of the foreign operations. The Company has recorded a federal tax liability of $2.9 million related to $12.7 million of pre-2013 foreign earnings which have been earmarked for future repatriation. A deferred tax liability has not been recorded for the remaining undistributed foreign earnings of approximately $313.1 million, because the Company intends to permanently reinvest such earnings in its foreign operations. It is, therefore, not practicable to estimate the amount of tax that may be payable on the future possible distribution of these earnings.

Cash used in operating activities was $10.7 million and cash provided by operating activities was $10.2 million for the nine months ended October 31, 2016 and 2015, respectively. The $10.7 million of cash used in operating activities for the nine months ended October 31, 2016, was primarily due to an unfavorable change in working capital as presented on the cash flow of $59.7 million, partially offset by favorable non-cash items of $20.5 million and net income for the period of $29.9 million. The unfavorable change in working capital of $59.7 million was primarily due to the increases in accounts receivable as a result of the seasonality of sales and the building of inventory in anticipation of the holiday selling season in the fourth quarter of the current fiscal year, partially offset by higher accrued liabilities. The $10.2 million of cash provided by operating activities for the nine months ended October 31, 2015, was primarily due to net income for the period of $37.5 million and favorable non-cash items of $17.6 million, which included a $2.7 million non-cash charge related to the operating efficiency initiatives and other items, partially offset by a change in working capital of $45.6 million. The change in working capital as presented on the cash flow of $45.6 million was primarily due to the increases in accounts receivable as a result of the seasonality of sales and the building of inventory in anticipation of the holiday selling season in the fourth quarter of the last fiscal year, partially offset by higher accrued liabilities.

Cash used in investing activities was $5.5 million and $6.0 million for the nine months ended October 31, 2016 and 2015, respectively. The cash used in investing activities for the nine months ended October 31, 2016 was primarily for restricted cash deposits and capital expenditures related to the construction of shop-in-shops at some of the Company’s wholesale customers, computer hardware and software and spending on tooling and design. The cash used in investing activities for the nine months ended October 31, 2015 was primarily for capital expenditures related to the improvements of Baselworld Watch and Jewelry Show booths, construction of shop-in-shops at some of the Company’s wholesale customers, computer hardware and software, spending on store renovation/openings and spending on tooling and design.

Cash used in financing activities was $17.0 million and $14.3 million for the nine months ended October 31, 2016 and 2015, respectively. Cash used in financing activities for the nine months ended October 31, 2016 included the payment of dividends, the repayments of bank borrowings, the surrender of shares in connection with the vesting of certain stock awards, the repurchase of shares of the Company’s common stock and the purchase of the remaining incremental ownership in a joint venture. Cash used in financing activities for the nine months ended October 31, 2015 included the repurchase of shares of the Company’s common stock, the payment of dividends, repayments of bank borrowings and the surrender of shares in connection with the vesting of certain stock awards.

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

As of October 31, 2016, $38.0 million in loans were drawn under the Facility. Additionally, approximately $0.3 million in letters of credit, which were outstanding under the Borrower’s pre-existing asset-based revolving credit facility that was concurrently terminated when the Credit Agreement became effective, are deemed to be issued and outstanding under the Facility. As of October 31, 2016, availability under the Facility was approximately $61.7 million.

Borrowings under the Facility bear interest at rates selected periodically by the Company at LIBOR plus a spread ranging from 1.25% to 1.75% per annum, based on the Company’s consolidated leverage ratio, or at a base rate plus a spread ranging from 0.25% to 0.75% per annum based on the Company’s consolidated leverage ratio (as defined in the Credit Agreement). At October 31, 2016, the Company’s spreads were 1.50% over LIBOR and 0.50% over the base rate. The Company has also agreed to pay certain fees and expenses and to provide certain indemnities, all of which are customary for such financings.

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

The Borrowers are also subject to a minimum consolidated EBITDA (as defined in the Credit Agreement) test of $50.0 million, measured at the end of each fiscal quarter based on the four most recent fiscal quarters and a consolidated leverage ratio (as defined in the Credit Agreement) covenant not to exceed 2.50 to 1.00, measured as of the last day of each fiscal quarter. As of October 31, 2016, the Company was in compliance with its covenants under the Credit Agreement.

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

As of October 31, 2016, the Company classified $3.0 million of the outstanding balance under the Facility as current based on voluntary payments estimated to be made in the next twelve months, with the remainder classified as long-term debt based on the 2020 maturity date of the Facility and the Company’s intent and ability to refinance its obligations thereunder.

As of October 31, 2016, Bank of America, N.A. issued two irrevocable standby letters of credit in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada. As of October 31, 2016, the Company had outstanding letters of credit totaling $0.3 million with expiration dates through May 31, 2017.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified maturity with a Swiss bank. As of October 31, 2016 and 2015, these lines of credit totaled 6.5 million Swiss francs and 5.0 million Swiss francs with a dollar equivalent of $6.4 million and $5.1 million, respectively. As of October 31, 2016 and 2015, there were no borrowings against these lines. As of October 31, 2016, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.2 million, in various foreign currencies, of which $0.6 million is a restricted deposit as it relates to lease agreements. As of October 31, 2015, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.0 million in various foreign currencies.

The Company paid dividends of $0.39 per share and $0.33 per share or approximately $9.0 million and $7.8 million for the nine months ended October 31, 2016 and 2015, respectively.

On November 22, 2016, the Board of Directors approved the payment of a cash dividend in the amount of $0.13 for each share of the Company’s outstanding common stock and class A common stock. The dividend will be paid on December 16, 2016 to all shareholders of record as of the close of business on December 2, 2016. The decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board, in its sole discretion.

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

Cash at October 31, 2016 amounted to $199.8 million compared to $181.2 million at October 31, 2015. The increase in cash is primarily the result of cash provided by operating activities, partially offset by the payment of dividends, cash used in stock repurchases, capital expenditures and the purchase of the remaining incremental ownership of the Company’s joint ventures.

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

On October 24, 2016, FASB issued ASU 2016-16, “Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory,” which requires the tax effects of intercompany transactions to be recognized currently. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the effect of adopting this pronouncement, but the adoption is not expected to have a material impact on the Company’s consolidated financial statements.

On August 26, 2016, FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments,” which clarifies how certain cash receipts and cash payments are presented in the statement of cash flows. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the effect of adopting this pronouncement, but the adoption is not expected to have a material impact on the Company’s consolidated financial statements.

On March 30, 2016, FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which amends accounting for income taxes related to share-based compensation, the related classification on the statement of cash flows and share award forfeiture accounting. For public companies, the standard will be effective for the first interim reporting period within annual periods beginning after December 15, 2016, although early adoption is permitted. The Company is evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements.

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

As of October 31, 2016, the Company’s entire net forward contracts hedging portfolio consisted of 30.0 million Swiss francs equivalent, 11.8 million Euros equivalent and 7.7 million British Pounds equivalent with various expiry dates ranging through March 14, 2017 compared to a portfolio of 36.0 million Swiss francs equivalent and 5.0 million Euros equivalent, with no British Pounds equivalent with various expiry dates ranging through April 19, 2016 as of October 31, 2015. If the Company were to settle its Swiss franc forward contracts at October 31, 2016 and 2015, the net result would be a loss of $0.2 million, net of tax benefit of $0.1 million and a loss of $0.7 million, net of tax benefit of $0.4 million, respectively. If the Company were to settle its Euro forward contracts at October 31, 2016 and 2015, the net result would be immaterial for both periods, respectively. As of October 31, 2016 and 2015, the Company’s British Pound forward contracts had no value. The Company had no Swiss franc, Euro or British Pound option contracts related to cash flow hedges as of October 31, 2016 and 2015, respectively.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under its hedging program, the Company can purchase various commodity derivative instruments, primarily futures contracts. When held, these derivatives are documented as qualified cash flow hedges, and the resulting gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. The Company did not hold any future contracts in its gold hedge portfolio as of October 31, 2016 and 2015; thus, any changes in the gold purchase price will have an equal effect on the Company’s cost of sales.

Debt and Interest Rate Risk

The Company has certain debt obligations with variable interest rates, which are based on LIBOR plus a spread ranging from 1.25% to 1.75% or on a base rate plus a spread ranging from 0.25% to 0.75% per annum. The Company does not hedge these interest rate risks. As of October 31, 2016, the Company had $38.0 million in outstanding debt. The Company estimates that a 1% increase in interest rates would decrease the Company’s annual income by approximately $0.4 million. For additional information concerning potential changes to future interest obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended October 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in legal proceedings and claims from time to time, in the ordinary course of its business. Legal reserves are recorded in accordance with the accounting guidance for contingencies. Contingencies are inherently unpredictable and it is possible that results of operations or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, such matters. For those legal proceedings and claims for which the Company believes that it is probable that a loss may result, the Company records a reserve for the potential loss. For proceedings and claims where the Company believes it is reasonably possible that a loss may result that is materially in excess of amounts accrued for the matter, the Company either discloses an estimate of such possible loss or range of loss or includes a statement that such an estimate cannot be made. As of October 31, 2016, the Company is party to legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition, future results of operations or cash flows.

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

Item 1A. Risk Factors

As of October 31, 2016, there have been no material changes to any of the risk factors previously reported in the Company’s 2016 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 31, 2016, the Board of Directors approved a share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. The Company may purchase shares of its common stock through open market purchases, repurchase programs, block trades or otherwise. This authorization expires on September 30, 2017. During the three months ended October 31, 2016, the Company repurchased a total of 18,000 shares of its common stock in the open market at a total cost of approximately $0.4 million or an average cost of $22.52 per share.

There were 363 shares of common stock repurchased during the three months ended October 31, 2016 as a result of the surrender of shares in connection with the vesting of certain stock awards. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company to fund the payment of such taxes.

The following table summarizes information about the Company’s purchases for the three months ended October 31, 2016 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
August 1, 2016 – August 31, 2016	–	$–	–	$47,142,004
September 1, 2016 – September 30, 2016	18,363	22.49	18,000	46,736,698
October 1, 2016 – October 31, 2016	–	–	–	46,736,698
Total	18,363	$22.49	18,000	$46,736,698

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Movado Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2016 filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOVADO GROUP, INC.
(Registrant)
Dated: November 22, 2016	By:	/s/ Sallie A. DeMarsilis
Sallie A. DeMarsilis Senior Vice President, Chief Financial Officer and Principal Accounting Officer