Form 10-K
period 2017-01-31
MOVADO GROUP INC
filed 2017-03-20
CIK 72573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For fiscal year ended January 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 31, 2016, was approximately $350,678,000 (based on the closing sale price of the registrant’s Common Stock on that date as reported on the New York Stock Exchange). For purposes of this computation, each share of Class A Common Stock is assumed to have the same market value as one share of Common Stock into which it is convertible and only shares of stock held by directors and executive officers were excluded.

The number of shares outstanding of the registrant’s Common Stock and Class A Common Stock as of March 14, 2017, were 16,307,335 and 6,644,105, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to registrant’s 2017 annual meeting of shareholders (the “Proxy Statement”) are incorporated by reference in Part III hereof.

FORWARD-LOOKING STATEMENTS

Statements in this annual report on Form 10-K, including, without limitation, statements under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as statements in future filings by the Company with the Securities and Exchange Commission (“SEC”), in the Company’s press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, forecasts and projections about the Company, its future performance, the industry in which the Company operates and management’s assumptions. Words such as “expects”, “anticipates”, “targets”, “goals”, “projects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should” and variations of such words and similar expressions are also intended to identify such forward-looking statements. The Company cautions readers that forward-looking statements include, without limitation, those relating to the Company’s future business prospects, projected operating or financial results, revenues, working capital, liquidity, capital needs, plans for future operations, expectations regarding capital expenditures, operating efficiency initiatives and other items, cost savings initiatives, and operating expenses, effective tax rates, margins, interest costs, and income as well as assumptions relating to the foregoing. Forward-looking statements are subject to certain risks and uncertainties, some of which cannot be predicted or quantified. Actual results and future events could differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company’s reports filed with the SEC, including, without limitation, the following: general economic and business conditions, which may impact disposable income of consumers in the United States and the other significant markets (including Europe) where the Company’s products are sold, uncertainty regarding such economic and business conditions, trends in consumer debt levels and bad debt write-offs, general uncertainty related to possible terrorist attacks, natural disasters, the stability of the European Union (including the impact of the June 23, 2016 referendum advising that the United Kingdom exit from the European Union) and defaults on or downgrades of sovereign debt and the impact of any of those events on consumer spending, changes in consumer preferences and popularity of particular designs, new product development and introduction, the ability of the Company to successfully implement its business strategies, competitive products and pricing, the impact of “smart” watches and other wearable tech products on the traditional watch market, seasonality, availability of alternative sources of supply in the case of the loss of any significant supplier or any supplier’s inability to fulfill the Company’s orders, the loss of or curtailed sales to significant customers, the Company’s dependence on key employees and officers, the ability to successfully integrate the operations of acquired businesses without disruption to other business activities, the continuation of the company’s major warehouse and distribution centers, the continuation of licensing arrangements with third parties, losses possible from pending or future litigation, the ability to secure and protect trademarks, patents and other intellectual property rights, the ability to lease new stores on suitable terms in desired markets and to complete construction on a timely basis, the ability of the Company to successfully manage its expenses on a continuing basis, information systems failure or breaches of network security, the continued availability to the Company of financing and credit on favorable terms, business disruptions, disease, general risks associated with doing business outside the United States including, without limitation, import duties, tariffs, quotas, political and economic stability, changes to existing laws or regulations, and success of hedging strategies with respect to currency exchange rate fluctuations.

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

In calendar year 2016, the Company entered into a collaborative arrangement with Rebecca Minkoff, LLC to use the Rebecca Minkoff and Uri Minkoff brand names in connection with the manufacture, advertising, merchandising, promotion, sale and distribution of watches. This collaboration is expected to launch in calendar year 2017.

The Company and the licensor have decided to allow the Juicy Couture license agreement to expire by its terms on December 31, 2017, although the Company retains the right to sell-off then-remaining inventory.

The Company’s common stock is traded on the NYSE under the trading symbol MOV.

RECENT DEVELOPMENTS

On March 20, 2017, the Board approved the payment of a cash dividend of $0.13 for each share of the Company’s outstanding common stock and class A common stock. The dividend will be paid on April 14, 2017 to all shareholders of record as of the close of business on March 31, 2017. The decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

On March 20, 2017, the Company announced cost savings initiatives to better align its global infrastructure with the current business environment by consolidating certain operations and streamlining functions to reduce costs and improve profitability. The cost savings initiatives include a reduction in the Company’s workforce predominantly impacting the Company’s North American and Swiss operations. The Company expects to realize approximately $12.0 million of savings in fiscal 2018 and estimates approximately $15.0 million in on-going annual pre-tax savings from these initiatives, with the majority being in general and administrative expenses. The Company expects to record a pre-tax charge in connection with the completion of these initiatives in a range of approximately $7.0 to $10.0 million predominantly in the first quarter of fiscal 2018 with the balance throughout the remainder of the fiscal year.

On March 8, 2017, the Company announced an arrangement with Google to launch Movado Connect, a smartwatch collection powered by Android Wear 2.0, Google’s newly redesigned platform. Movado Connect is one of the first watches designed specifically for Android Wear 2.0 and will launch fall of 2017. Tommy Hilfiger and Hugo Boss, two brands in the Company’s portfolio, are also partnering with Google and also will launch fall of 2017.

On November 22, 2016, the Board approved the payment of a cash dividend of $0.13 for each share of the Company’s outstanding common stock and class A common stock. The dividend was paid on December 16, 2016 to all shareholders of record as of the close of business on December 2, 2016.

On November 22, 2016, the Company announced a new long-term global partnership with Rebecca Minkoff, LLC. The companies will collaborate on design, development, distribution and marketing of women’s watches for Rebecca Minkoff’s global lifestyle brand and men’s watches for the Uri Minkoff brand. Under the agreement, the Company will have principal responsibility for design, product development and merchandising. Rebecca Minkoff will be principally responsible for creative content production and certain marketing activities. Both parties will share responsibility for product sales through their respective channels.

On August 25, 2016, the Board approved the payment of a cash dividend of $0.13 for each share of the Company’s outstanding common stock and class A common stock. The dividend was paid on September 20, 2016 to all shareholders of record as of the close of business on September 6, 2016.

On August 4, 2016, Movado Group, Inc. and Majorelle Limited, an English company (“Majorelle”), voluntarily terminated the joint venture agreement they had entered into on January 30, 2013 (the “JV Agreement”) relating to MGS Distribution Limited, an English company (“MGS”). Under the JV Agreement, the Company and Majorelle owned 90% and 10%, respectively, of the issued and outstanding shares of MGS which had been formed to distribute the Company’s licensed watch brands in the United Kingdom. In connection with the mutual agreement to terminate the JV Agreement, the Company acquired the remaining shares in MGS from Majorelle, for the purchase price of $1.7 million, thereby increasing its ownership interest in MGS to 100%. Since August 4, 2016, the Company has accounted for MGS as a wholly-owned subsidiary.

In June 2016, Rick Coté retired from his position as Vice Chairman and Chief Operating Officer, although he remains on the Board of Directors of the Company. The Company does not plan to replace the Chief Operating Officer role.

On May 26, 2016, the Board approved the payment of a cash dividend of $0.13 for each share of the Company’s outstanding common stock and class A common stock. The dividend was paid on June 21, 2016 to all shareholders of record as of the close of business on June 7, 2016.

On March 31, 2016, the Board approved the Company’s share repurchase program, under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. The Company may purchase shares of its common stock through open market purchases, repurchase programs, block trades or otherwise. This authorization expires on September 30, 2017.

Following the Company’s strategic decision in the fourth quarter of fiscal 2014 to reduce the presence of ESQ Movado watches in order to expand the Movado brand offering in certain retail doors, the Company discontinued the production of ESQ Movado watches going forward and, accordingly, on July 28, 2015, extended its ESQ watch license with Hearst only through December 31, 2016, with the right to sell any remaining inventory for up to six months thereafter, through third-party channels and indefinitely through the Company’s own retail outlet locations. As of the date hereof, the Company’s remaining inventory of ESQ Movado watches is immaterial.

INDUSTRY OVERVIEW

The largest markets for watches are North America, Europe, Latin America and Asia. The Company divides the watch market into five principal categories as set forth in the following table.

Market Category	Suggested Retail Price Range	Primary Category of Movado Group, Inc. Brands
Exclusive	$10,000 and over	—
Luxury	$1,300 to $9,900	Concord and Ebel
Accessible Luxury	$500 to $2,499	Movado
Moderate and Fashion	$75 to $500	Coach, HUGO BOSS, Juicy Couture, Tommy Hilfiger, Scuderia Ferrari and Lacoste
Mass Market	Less than $75	—

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

Moderate and Fashion Watches

Most moderate and fashion watches are quartz-analog watches, which may also include connected technology for transmitting data wirelessly between the watch and a smartphone or other device. These watches typically are made with gold finish, stainless steel, brass, plastic or a combination of gold finish and stainless steel. Moderate and fashion watches are manufactured primarily in Asia and Switzerland. In addition to the Company’s Coach, HUGO BOSS, Juicy Couture, Tommy Hilfiger, Scuderia Ferrari and Lacoste brands, well-known brand names of watches in the moderate and fashion category include Anne Klein, Bulova, Citizen, Fossil, Guess, Seiko, Michael Kors and Swatch. Market leaders for smartwatches include Apple, Fitbit and Garmin.

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

BRANDS

The Company designs, develops, sources, markets and distributes products under the following watch brands:

Owned Brands

Concord

Concord was founded in 1908 in Bienne, Switzerland. Concord is a luxury watch brand with a rich history studded with iconic, award-winning timepieces and an innovative direction. Acquired by the Company in the early 1970s, Concord was re-launched as a dynamic, highly original niche brand which, in recent years, has implemented an energetic repositioning. This has encompassed a fundamental change in shifting from a revolution driven strategy to an evolution driven counterpart. Rooted in a determination to build on the remarkable technical achievements of its recent past while combining them with its current visionary thinking, this approach is entirely in keeping with the very name, Concord, which means harmony. Concord watches have Swiss movements and are made with solid 18 karat gold, stainless steel or a combination of 18 karat gold and stainless steel. Some are set with diamonds.

Ebel

The Ebel brand was established in La Chaux-de-Fonds, Switzerland in 1911. Ebel’s success has been built upon the perfect fusion of technical excellence and a passion for aesthetically daring and timeless, distinctive design. A passion for innovation and excellence in watch design has always been at the heart of the Ebel brand. Since its inception, Ebel has remained true to its core values, manufacturing fine Swiss watches that marry beauty and function. Renowned today for its iconic bracelet design with signature wave-shaped links, Ebel continues to create timepieces that embody luxury and contemporary elegance with subtle, yet exquisite detail. All Ebel watches feature Swiss movements and are made with solid 18 karat yellow or rose gold, stainless steel or a combination of 18 karat yellow or rose gold, ceramic and, or stainless steel. Some are set with diamonds.

Movado

The Movado brand is renowned for its iconic Museum® dial and modern design aesthetic. Since its founding in La Chaux-de-Fonds, Switzerland in 1881, Movado has earned more than 100 patents and 200 international awards for artistry and innovation in watch design and technology, and Movado timepieces have won world renown for their unique beauty and timeless design.

Movado is a hallmark of some of the most famous timepieces ever created, most notably, the Movado Museum® Watch. Designed in 1947 by Bauhaus-influenced artist Nathan George Horwitt, the watch dial defined by a solitary dot at 12:00, symbolizing the sun at high noon, has been acclaimed for purity of design unrivaled in the history of time-keeping. When Horwitt’s dial was selected for the permanent design collection of the Museum of Modern Art, New York, in 1960, it became the first watch dial ever awarded this distinction. Known today as the Movado Museum Watch, this legendary dial is regarded as an icon of Modernism. A trademarked and award-winning design, the celebrated single dot dial now distinguishes a wide range of Movado timepieces.

Along with its long, rich heritage of design innovation, the Movado brand experience is also defined by a close, enduring association with the arts. Expressions of Movado’s commitment to the fine and cultural arts encompass commissioned watch designs by famed artists, affiliations with talented brand ambassadors, sponsorship of major arts institutions and support of emerging artists.

The Movado BOLD collection represents iconic Movado design re-imagined for the fashion-savvy, on-trend consumer. It is innovative in both design and use of materials. The Movado Edge collection, launched in the fall of 2015, brings a dynamic new level of design innovation and sophistication to the legendary Museum Dial through a collaboration with world-renowned industrial designer Yves Béhar.

Powered by fine Swiss quartz and automatic movements, most watches in the core Swiss-made Movado collection are made of solid stainless steel, some with two-toned or gold-toned finishes. Select models feature 18 karat gold bezels, diamonds, unusual materials like ceramic, and fine or exotic leather straps.

Certain Movado collections of watches, including Movado BOLD, have Swiss quartz analog movements. They are crafted using composite materials and/or stainless steel; some with aluminum or titanium. Many models feature gold or colored ion-plated finishes, and straps made of silicone or leather.

In the fourth quarter of fiscal 2016, the Company announced the launch of two distinct smart watch collections with iOS® and Android® compatible apps: Movado Motion Swiss smart watches and Movado BOLD Motion smart watches. Both collections use Bluetooth® technology to communicate with smartphones using iOS® and Android® operating systems.

The initial Movado Motion Swiss smart watches feature automatic local time/date setting, steps activity tracking and sleep monitoring. The initial Movado BOLD Motion smart watches feature steps activity tracking along with alerts for upcoming appointments, incoming texts, phone calls, emails and social media updates.

Licensed Brands

Below is a description of the Company’s licensed brand watches. In March 2016, the Company announced the expansion of its use of smartwatch technology to its licensed brand portfolio.

Coach Watches

Coach watches reflect the Coach brand image and classic American style. The Coach brand stands for authenticity, innovation, and relevance, as well as effortless New York style. It is an integral part of the American luxury landscape and the lives of countless Coach customers around the world. With an expanding presence globally, the Coach brand exemplifies modern luxury. As an extension of the brand, Coach watches offer a fresh and compelling assortment of timepieces for women and men, with a wide variety of bracelets and straps constructed of stainless steel accented with gold tone finishes and leather straps.

ESQ Movado

ESQ Movado watches have been marketed by the Company since fiscal 2013 as a collection within the Movado brand. The watches are priced to compete in the entry level Swiss watch category and are defined by bold sport and fashion designs. All ESQ Movado watches contain Swiss movements and most are made with stainless steel, gold finish or a combination of stainless steel and gold finish, with leather straps, stainless steel bracelets or gold finish bracelets. Following the Company’s strategic decision in the fourth quarter of fiscal 2014 to reduce the presence of ESQ Movado watches in order to expand the Movado brand offering in certain retail doors, the Company discontinued the production of ESQ Movado watches going forward and, accordingly, on July 28, 2015, extended its ESQ watch license with Hearst only through December 31, 2016, with the right to sell any remaining inventory for up to six months thereafter, through third-party channels and indefinitely through the Company’s own retail outlet locations. As of the date hereof, the Company’s remaining inventory of ESQ Movado watches is immaterial.

HUGO BOSS Watches

HUGO BOSS is one of the market leaders in the global apparel market. HUGO BOSS focuses on developing and marketing of premium fashion and accessories for men and women. Licensed products such as watches and other accessories complement the apparel collections. BOSS watches reflect the sophisticated character and craftsmanship for which all BOSS products are known.

Juicy Couture Timepieces

Juicy Couture is an L.A. inspired, casual, affordable luxury lifestyle brand. Juicy infuses couture in the everyday through the use of bold colors and graphics, flirty feminine designs and whimsical prints, across lifestyle categories.

Juicy Couture timepieces reflect the brand’s clear vision and unique identity in the upscale contemporary category, encompassing both trend-right and core styling contemporary watches. The Company and the licensor have decided to allow the Juicy Couture license agreement to expire by its terms on December 31, 2017, although the Company retains the right to sell-off then-remaining inventory.

Lacoste Watches

The Lacoste watch collection embraces the Lacoste lifestyle proposition which encompasses elegance, comfort and joy of living, as well as a dedication to quality and innovation. Mirroring key attributes of the Lacoste brand, the collection features stylish timepieces with a contemporary sport elegant feel.

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

DESIGN AND PRODUCT DEVELOPMENT

The Company’s offerings undergo two phases before they are produced for sale to customers: design and product development. The design phase includes the creation of artistic and conceptual renderings while product development involves the construction of prototypes. Certain Movado collections, including Movado BOLD, and the Company’s licensed brands are designed by in-house design teams in Switzerland and the United States in cooperation with outside sources, including (in the case of the licensed brands) licensors’ design teams. Product development for the licensed brands and certain Movado collections, including Movado BOLD, takes place in the Company’s Asia operations. For the Company’s Movado (with the exception of certain Movado collections, including Movado BOLD), Ebel and Concord brands, the design phase is performed by a combination of in-house and freelance designers in Europe and the United States while product development is carried out in the Company’s Swiss operations. Senior management of the Company is actively involved in the design and product development process.

MARKETING

The Company’s marketing strategy is to communicate a consistent, brand-specific message to the consumer. Recognizing that advertising is an integral component to the successful marketing of its product offerings, the Company devotes significant resources to advertising and maintains its own in-house advertising department which focuses primarily on the implementation and management of global marketing and advertising strategies for each of the Company’s brands, ensuring consistency of presentation. The Company develops advertising campaigns individually for each of the Company’s brands, utilizing outside agencies as deemed appropriate. These campaigns are directed primarily to the end consumer rather than to trade customers. The Company’s advertising targets consumers with particular demographic characteristics appropriate to the image and price range of each brand. Company advertising is placed in magazines and other print media, on radio and television, online, in catalogs, on outdoor signs and through other promotional materials. Marketing expenses totaled 13.7%, 13.0% and 12.8% of net sales in fiscal 2017, 2016 and 2015, respectively.

OPERATING SEGMENTS

The Company conducts its business primarily in two operating segments: Wholesale and Retail. For operating segment data and geographic segment data for the years ended January 31, 2017, 2016 and 2015, see Note 13 to the Consolidated Financial Statements regarding Segment and Geographic Information.

The Company’s Wholesale segment includes the design, development, sourcing, marketing and distribution of high quality watches, and unallocated corporate expenses, in addition to after-sales service activities and shipping. The Retail segment includes the Company’s retail outlet locations.

The Company divides its business into two major geographic locations: United States operations, and International, which includes the results of all other Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia account for 23.1%, 8.9%, 8.1% and 6.3%, respectively, of the Company’s total net sales for fiscal 2017. Substantially all of the Company’s International assets are located in Switzerland and Hong Kong. For a discussion of the risks associated with the Company’s operations conducted outside the United States, see “A significant portion of the Company’s business is conducted outside of the United States. Many factors affecting business activities outside the United States could adversely impact this business” under Item 1A. Risk Factors, below.

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

In the U.K., the Company distributed both its licensed brands as well as Movado and Ebel watches through MGS Distribution Limited (“MGS”), an English company that was owned 90% by the Company and 10% by Majorelle Limited, an English company (“Majorelle”), which provided MGS with logistical support and after-sales service. As of August 4, 2016, the Company acquired the remaining 10% interest from Majorelle and simultaneously terminated the joint venture agreement. Since that date, the Company has accounted for MGS as a wholly-owned subsidiary.

Retail

The Company’s subsidiary, Movado Retail Group, Inc., operates 40 retail outlet locations in outlet centers across the United States, which serve as an effective vehicle to sell discontinued models and factory seconds of all of the Company’s watches.

SEASONALITY

The Company’s U.S. sales are traditionally greater during the Christmas and holiday season. Consequently, the Company’s net sales historically have been higher during the second half of its fiscal year. The amount of net sales and operating profit generated during the second half of each fiscal year depends upon the general level of retail sales during the Christmas and holiday season, as well as economic conditions and other factors beyond the Company’s control. Major selling seasons in certain international markets center on significant local holidays that occur in late winter or early spring. The second half of each fiscal year accounted for 56.2%, 55.3% and 54.9% of the Company’s net sales for the fiscal years ended January 31, 2017, 2016, and 2015, respectively.

BACKLOG

At March 14, 2017, the Company had unfilled orders of $45.0 million compared to $50.3 million at March 24, 2016 and $54.1 million at March 24, 2015. Unfilled orders include both confirmed orders and orders that the Company believes will be confirmed based on the historical experience with the customers. It is customary for many of the Company’s customers not to confirm their future orders with formal purchase orders until shortly before their desired delivery dates.

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

The Company has service facilities around the world including four Company-owned service facilities and multiple independent service centers which are authorized to perform warranty repairs. A list of authorized service centers can be accessed online at www.mgiservice.com. In order to maintain consistency and quality at its service facilities and authorized independent service centers, the Company conducts training sessions and distributes technical information and updates to repair personnel. All watches sold by the Company come with limited warranties covering the movement against defects in material and workmanship for periods ranging from two to three years from the date of purchase, with the exception of Tommy Hilfiger watches, for which the warranty period is ten years. In addition, the warranty period is five years for the gold plating on certain Movado watch cases and bracelets. Products that are returned under warranty to the Company are generally serviced by the Company’s employees at its service facilities.

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

Movado (with the exception of certain Movado collections, including Movado BOLD), Ebel and Concord watches are manufactured in Switzerland by independent third party assemblers using Swiss movements. Movado smart watches include connected technology licensed from third parties that also provide end users with the necessary applications and cloud services. All of the Company’s products are manufactured using components obtained from third party suppliers. Certain Movado collections of watches, including Movado BOLD, are manufactured by independent contractors in Asia using Swiss movements. Coach, Tommy Hilfiger, HUGO BOSS, Juicy Couture, Scuderia Ferrari and Lacoste watches are manufactured by independent contractors in Asia and the licensed brands smart watches include connected technology licensed from a third party.

TRADEMARKS, PATENTS AND LICENSE AGREEMENTS

The Company owns the trademarks CONCORD®, EBEL® and MOVADO®, as well as trademarks for the Movado Museum dial design, and related trademarks for watches and jewelry in the United States and in numerous other countries.

The Company licensed ESQUIRE®, ESQ® and related trademarks on an exclusive worldwide basis for use in connection with the manufacture, distribution, advertising and sale of watches pursuant to a license agreement with Hearst Magazine, a division of Hearst Communications, Inc., dated as of January 1, 1992 (as amended, the “Hearst License Agreement”). The Hearst License Agreement expired December 31, 2016, although the Company has the right to sell any remaining inventory through third-party channels and indefinitely through the Company’s own retail outlet locations.

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

In November 2005, the Company entered into a license agreement with L.C. Licensing, Inc., for the exclusive worldwide license to use the trademarks JUICY COUTURE® and related trademarks in connection with the manufacture, advertising, merchandising, promotion, sale and distribution of timepieces and components (the “Juicy Couture License Agreement”). In November 2013, L.C. Licensing, Inc. assigned its entire interest in the Juicy Couture License Agreement to ABG Juicy Couture, LLC. The current term of the Juicy Couture License Agreement is through December 31, 2017. The Company and the licensor have decided to allow the Juicy Couture license agreement to expire by its terms on December 31, 2017, although the Company retains the right to sell-off then-remaining inventory.

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

On March 22, 2012, the Company entered into an exclusive worldwide license agreement with Ferrari S.p.A. to use certain well known trademarks of Ferrari including the S.F. and Prancing Horse device in shield, FERRARI OFFICIAL LICENSED PRODUCT and SCUDERIA FERRARI, in connection with the manufacture, advertising, merchandising, promotion, sale and distribution of watches with a suggested retail price not exceeding €1,500 (the “Ferrari License Agreement”). The current term of the Ferrari License Agreement is through December 31, 2017. The Company is currently in negotiations for the renewal of this license agreement.

On October 21, 2016, the Company entered into a license and collaboration arrangement with Rebecca Minkoff, LLC to use the Rebecca Minkoff and Uri Minkoff brand names, including any related logos and trademarks, in connection with the manufacture, advertising, merchandising, promotion, sale and distribution of watches. This collection is expected to launch in calendar year 2017. The current term of the Rebecca Minkoff license and collaboration agreement is through October 21, 2026.

The Company also owns, and has pending applications for, a number of design patents in the United States and internationally for various watch designs, as well as designs of watch dials, cases, bracelets and jewelry.

The Company actively seeks to protect and enforce its intellectual property rights by working with industry associations, anti-counterfeiting organizations, private investigators and law enforcement authorities, including customs authorities in the United States and internationally, and, when necessary, suing infringers of its trademarks and patents. Consequently, the Company is involved from time to time in litigation or other proceedings to determine the enforceability, scope and validity of these rights. The Company has registered the trademarks MOVADO®, EBEL®, CONCORD® and certain other related trademarks with customs authorities in the United States and certain other countries in order to assist such authorities in their efforts to prevent the importation of counterfeit goods or goods bearing confusingly similar trademarks. Customs regulations do not, however, cover the unauthorized importation of genuine Movado, Ebel and Concord watches because the Company is considered the manufacturer of such watches.

COMPETITION

The markets for each of the Company’s watch brands are highly competitive. With the exception of Swatch Group, Ltd., a large Swiss-based competitor, no single company competes with the Company across all of its brands. Multiple companies, however, compete with Movado Group with respect to one or more of its watch brands. Certain of these companies have, and other companies that may enter the Company’s markets in the future may have, greater financial, distribution, marketing and advertising resources than the Company. The Company’s future success will depend, to a significant degree, upon its continued ability to compete effectively with regard to, among other things, the style, quality, price, advertising, marketing, distribution and availability of supply of the Company’s watches and other products.

EMPLOYEES

As of January 31, 2017, the Company had approximately 1,100 full-time employees in its global operations. Approximately 202 Company employees in Switzerland and 17 Company employees in France are subject to collective bargaining agreements. The Company has never experienced a work stoppage due to labor difficulties and believes that its employee relations are good.

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

The Company conducts business, either directly or indirectly, in numerous countries and accordingly is subject to a multitude of legal requirements impacting every aspect of its operations. Changes to existing laws and regulations or new laws and regulations could impose new requirements and additional, associated costs on the Company and its suppliers, making the Company’s products more costly to produce, forcing the Company to change its existing business practices and potentially affecting its financial condition and results of operations. For example, upon request of the Swiss Federal Government, an ordinance was drafted by the Federation of the Swiss Watch Industry (“FH”), which became effective on January 31, 2017, subject to a two-year transition period. Under the FH ordinance, a watch may only be marked with a Swiss indication of origin if, in addition to meeting existing requirements, the design and prototyping of the watch occurred in, and that at least 60% of the manufacturing costs were incurred in Switzerland. Compliance with the new Swissness law and regulations may require the Company to incur additional costs and seek different sources of supply, which may increase the production costs of Movado, Ebel and Concord watches. The Company may also be unable to secure adequate Swiss-based suppliers to meet all of its needs. If the production costs for these watches become more expensive or the watches can no longer be marked as “Swiss,” the Company may then be at a competitive disadvantage as compared to other watch brands and sales of its products may decline, adversely affecting its financial condition and results of operations. In addition, President Trump and officials in his administration have raised the possibility of significantly increasing U.S. tariffs or taxes on the importation of foreign goods. Any such increase could materially increase the Company’s cost of watches sold in the U.S., which is the Company’s single largest market, and could thereby materially and adversely affect the Company’s sales, costs and results of operations.

The overall tax environment has made it increasingly challenging for multinational corporations to operate with certainty around taxation in many jurisdictions. For example, the European Commission has investigated whether local country tax rulings or tax legislation provide preferential tax treatment that violates European Union state aid rules. In addition, the Organization for Economic Cooperation and Development, which represents a coalition of western countries, is supporting changes to numerous long-standing tax principles through its base erosion and profit shifting project, which is focused on a number of issues, including the shifting of profits among affiliated entities located in different tax jurisdictions. Furthermore, a number of countries where the Company does business, including the United States and many European countries, are considering changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to multinational corporations. The increasingly complex global tax environment could have a material adverse effect on the Company’s effective tax rate, results of operations, cash flows and financial condition.

The “Brexit” vote has created significant uncertainty for the Company’s U.K. business operations which could have a material adverse effect on the Company’s financial condition or results of operations.

On June 23, 2016, the results of the United Kingdom (“U.K”) European Union (“E.U.”) Membership Referendum (“Brexit”) were announced. The results advised for the exit of the U.K from the E.U. Although the Referendum is non-binding, if Brexit is passed into law, negotiations would commence to determine the future terms of the U.K.’s relationship with the E.U., including the terms of trade between the U.K. and the E.U. The two houses of the U.K. Parliament are currently considering Brexit bills but have yet to agree upon final language, which is needed before a bill can be passed into law. The effects of Brexit will depend on the final language of the law as well as any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. Because the Company’s U.K. subsidiary imports watches from its subsidiaries based in Switzerland, Brexit could potentially disrupt the Company’s ability to service the U.K. market and increase tariffs that the Company pays to import product into the U.K. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate, including financial laws and regulations, tax and free trade agreements, immigration and employment laws, environmental and health and safety laws and intellectual property laws. Furthermore, the announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the weakening of the British Pound against other currencies in which the Company conducts business and has also caused other members of the E.U. to consider exit as well, which could lead to further disruptions and uncertainty with respect to the Company’s business operations. This weakening of the British Pound may adversely affect the Company’s results of operations in a number of ways, including by increasing the Company’s U.K. subsidiary’s costs of goods sold and by reducing the U.S. dollar value of operating income earned by the Company’s U.K. subsidiary. Any such disruption and uncertainty could affect the Company’s relationships with customers, suppliers and employees, which could have an adverse effect on the Company’s business, results of operations and financial condition.

The Company faces intense competition in the worldwide watch industry not only from competitors selling traditional watches but also from those selling smart watches and other smart wearables.

The watch industry is highly competitive and the Company competes globally with numerous manufacturers, importers, distributors and Internet-based retailers, some of which are larger than the Company and have greater financial, distribution, advertising and marketing resources than the Company. The Company’s products compete on the basis of price, features, brand image, design, perceived desirability, reliability and perceived attractiveness. However, there can be no assurance that the Company’s products will compete effectively in the future and, unless the Company remains competitive, its future results of operations and financial condition could be adversely affected. The Company also faces increased, new competition from companies introducing and selling smart wearable devices including smart watches. Many of these companies have significantly greater financial, distribution, advertising and marketing resources than does the Company. The sale of these new smart products could materially adversely impact the traditional watch market and the Company’s results of operations and financial condition unless the Company is able to effectively compete in this new product area. The Company’s ability to successfully design, produce, market and sell products which are competitive with smart watches and other similar wearables depends, among other things, on its ability to obtain and maintain the necessary expertise in this area by enhancing its internal capabilities or by entering into and maintaining business relationships with third parties that have such expertise. The Company may not be able to launch commercially successful smart watch models or other such products in a timely manner or frequently enough to remain competitive. Any of these events could have a material adverse effect on the Company’s business, results of operations and financial condition or could result in the Company’s products not achieving market acceptance or becoming obsolete.

The design, sourcing, marketing, distribution and after-sales servicing of smart watches involve additional challenges to those applicable to traditional watches.

Although smart watches share certain characteristics with traditional watches, there are important differences in the way the two sets of products are designed, sourced, marketed, distributed, and serviced after they are sold. These differences may make it more difficult to compete successfully in the smart watch market, particularly for competitors such as the Company that do not have significant experience with similar consumer technology products. Although the Company has used and expects to continue to use reputable technology companies to assist it in bringing smart watches to market and supporting end-user customers, there are technology-related and other risks of competing in this market that cannot be eliminated. For example, smart watches’ significant reliance on technology increases the risk of allegations of infringement on the intellectual property rights of others. In addition, technical difficulties or product defects may adversely impact sales of smart watches and may have a negative impact on any brand under which an affected smart watch is sold. In addition, although the Company does not currently provide longer warranties on its smart watches than it does for its traditional watches, consumers may expect that smart watches purchased by them, particularly smart watches in the Company’s Luxury category, will for many years continue to function and be compatible with the smart phone operating systems with which they were intended to interface, including future updates to such operating systems. Since the Company has no control over such operating system updates, it cannot be certain that it will be able to ensure that its smart watches continue to interface with smart phones using such updated operating systems. If the Company fails to meet consumers’ expectations regarding the long-term functioning of its smart watches, the Company may suffer reputational damage that could adversely affect its business, results of operations and financial condition.

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

The Company recognizes revenue as sales when merchandise is shipped and title and risk of loss transfers to the customer. The Company permits the return of damaged or defective products and accepts limited amounts of product returns in certain instances. Accordingly, the Company provides allowances for the estimated amounts of these returns at the time of revenue recognition based on historical experience. While such returns have historically been within management’s expectations and the provisions established, future return rates may differ from those experienced in the past, in particular in light of the Company’s entry into the smart watch market. Any significant increase in damaged or defective products or expected returns could have a material adverse effect on the Company’s operating results for the period or periods in which such returns materialize.

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

The Company operates one distribution facility in New Jersey that is responsible for importing and warehousing products as well as fulfilling and shipping orders to all of the Company’s customers in the United States, Canada, Latin America and the Caribbean. The Company operates a smaller, similar facility in Bienne, Switzerland for the distribution of its Swiss watch brands throughout Europe and the Middle East, and has contracted with a third party warehouse and fulfillment provider in Asia to handle most of the distribution of its licensed brands. In early fiscal 2018, the Company began the consolidation of two third-party warehouse and distribution centers in France and the U.K. into a new third-party facility in the Netherlands for the distribution of its licensed watch brands in Europe. The Company expects to complete the consolidation in the first half of fiscal 2018. Due to the complexities involved in this consolidation, the project could result in cost overruns or temporary disruptions in distribution. More generally, the complete or partial loss or temporary shutdown of any of the Company’s or third parties’ warehouse and distribution facilities (including as a result of fire or other casualty or labor or other disturbances) could have a material adverse effect on the Company’s business. In addition, the Company’s New Jersey warehouse and distribution facility is operated in a special purpose sub-zone established by the U.S. Department of Commerce Foreign Trade Zone Board and is highly regulated by U.S. Customs and Border Protection, which, under certain circumstances, has the right to shut down the entire sub-zone and, therefore, the entire warehouse and distribution facility. If that were to occur, the Company’s ability to fill orders for its U.S., Canadian, Latin American and Caribbean customers would be significantly impacted, which could have a material adverse effect on the Company’s business, results of operations and financial condition.

If the Company loses any of its license agreements, there may be significant loss of revenues and a negative effect on business.

The Company has the right to produce, market and distribute watches under the brand names of Coach, Tommy Hilfiger, HUGO BOSS, Juicy Couture, Scuderia Ferrari, Lacoste and Rebecca Minkoff pursuant to license agreements with the respective owners of those trademarks. The Company had the right to distribute watches under the brand name ESQ through December 31, 2016, and retains the right to sell any remaining inventory through its retail outlet locations. There are certain minimum royalty payments as well as other requirements associated with these agreements. Failure to meet any of these requirements could result in the loss of the license. Additionally, after the term of any license agreement has concluded, the licensor may decide not to renew with the Company. For the fiscal year ended January 31, 2017, the above mentioned licensed brands represented approximately 48% of the Company’s net sales. While no individual licensed brand represented net sales greater than 20% of the Company’s total consolidated net sales and the Company is not substantially dependent on any one licensed brand, the loss of any single licensed brand could have a material adverse effect on the Company’s results of operations and financial condition. In addition, the Company’s revenues and profitability under its various license agreements may change from period to period due to various factors, including the maturity of the Company's relationship with the respective licensor, changes in consumer preferences, brand repositioning activities and other factors, some of which are outside of the Company's control.

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

The Company’s sales are seasonal by nature. The Company’s U.S. sales are traditionally greater during the Christmas and holiday season. Internationally, major selling seasons center on significant local holidays that occur in late winter or early spring. The amount of net sales and operating income generated during these seasons depends upon the general level of retail sales at such times, as well as economic conditions and other factors beyond the Company’s control. The second half of each year accounted for 56.2%, 55.3%, and 54.9% of the Company’s net sales for the fiscal years ended January 31, 2017, 2016, and 2015, respectively. If events or circumstances were to occur that negatively impact consumer spending during such holiday seasons, it could have a material adverse effect on the Company’s sales, profitability and results of operations.

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

Current or future cost reduction, streamlining, restructuring or business optimization initiatives could result in the Company incurring various charges and other items, which could have a material adverse effect on the Company’s reported earnings per share and other unadjusted financial measures.

In the course of the Company’s efforts to implement its business plan to adapt to the changing economic environment, the Company may be required to take actions that could result in the incurrence of various charges and other items. These charges and other items may include severance and relocation expenses, write-offs or write-downs of assets, impairment charges, facilities closure costs or other business optimization costs. In general, these costs will reduce the Company’s operating income and net income (along with the associated per share measures). Therefore, such charges and other items could have a material adverse effect on the Company’s reported results of operations and the market price of the Company’s securities.

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

A significant portion of the Company’s inventory purchases are denominated in Swiss francs. The Company also sells to third-party customers in a variety of foreign currencies, most notably the Euro and the British Pound. The Company reduces its exposure to the Swiss franc, Euro and British Pound exchange rate risks through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. In the event these exposures do not offset, the Company has the ability under a hedging program to utilize forward exchange contracts and purchased foreign currency options to mitigate foreign currency risk. If the Company does not utilize hedge instruments or if such instruments are unsuccessful at minimizing the risk or are deemed ineffective, any fluctuation of the Swiss franc, Euro or British Pound exchange rates could impact the future results of operations. Changes in currency exchange rates may also affect relative prices at which the Company and its foreign competitors sell products in the same market. Additionally, a portion of the Company’s net sales are recorded in its foreign subsidiaries in a currency other than the local currency of that subsidiary. This predominantly occurs in the Company’s Hong Kong and Swiss subsidiaries when they sell to Euro and British Pound based customers. Beginning in fiscal 2016, the Company utilized forward exchange contracts to mitigate this exposure. To the extent not hedged, any fluctuation in the Euro and British Pound exchange rates in relation to the Hong Kong dollar and Swiss franc would have an effect on these sales that are recorded in Euros and British Pounds. The currency effect on these sales has an equal effect on their recorded gross profit since the costs of these sales are recorded in the entities’ respective local currency. As a result of these and other foreign currency sales, certain of the Company’s subsidiaries have outstanding foreign currency receivables. Furthermore, since the Company’s consolidated financial statements are presented in U.S. dollars, revenues, income and expenses, as well as assets and liabilities of foreign currency denominated subsidiaries must be translated into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Fluctuations in foreign currency exchange rates could adversely affect the Company’s reported revenues, earnings, financial position and the comparability of results of operations from period to period.

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

The Company’s customer base covers a wide range of distribution including national jewelry store chains, department stores, independent regional jewelers, licensors’ retail stores and a network of independent distributors in many countries throughout the world. Except for its agreements with independent distributors, the Company does not have long-term sales contracts with its customers. Customer purchasing decisions could vary with each selling season. A material change in the Company’s customers’ purchasing decisions could have an adverse effect on its revenue and operating results.

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

In many countries, independent distributors are entitled to seek compensation from the entity that granted them distribution rights upon termination of the parties’ contractual relationship. Such compensation can equal or exceed one year’s worth of the distributor’s profits attributable to the distribution of the relevant goods. Although the Company generally renews its agreements with most of its distributors at the end of the then-current contractual term, if the Company elects not to renew its distribution agreements with large distributors or with multiple smaller distributors, it may be required to make material termination payments to such distributors, which would have an adverse effect on its operating results.

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

Substantially all of the Company’s watches are assembled in Europe and Asia. The Company also generates approximately 46% of its revenue from international sources.

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

The Company is subject to a variety of U.S and foreign laws and regulations governing privacy and data protection. The introduction of new products, such as smart watches, and the expansion of our business in certain jurisdictions may subject us to additional such laws and regulations. These U.S. federal and state and foreign laws and regulations are evolving and the restrictions imposed thereby may increase and are not always clear. There are currently a number of proposals pending before federal, state, and foreign legislative and regulatory bodies that may increase restrictions relating to the receipt, transfer and processing of personal data. In addition, foreign court decisions and regulatory actions could impact our ability to receive, transfer and process personal data relating to our employees and direct and indirect customers. For example, in October 2015 the European Union’s highest court, the European Court of Justice, struck down an agreement with the U.S. government regarding a 15-year-old “safe harbor” relied upon by thousands of companies, including the Company, to transfer personal information of European residents to the United States. On February 2, 2016, the European Commission and the U.S. Department of Commerce announced an agreement on a new framework for transatlantic data flows to replace the invalidated U.S.-E.U. Safe Harbor framework. The final E.U.-U.S. Privacy Shield was adopted in July 2016, and the Company is considering possible participation in the program. In the meantime, the Company complies with the European Commission’s directives regarding transatlantic data flows via intercompany agreements between its European and U.S. entities by regulating such flows with agreements that contain clauses in the form approved by the European Commission. Existing and proposed privacy and data protection laws and regulations result and may continue to result in significant compliance and operating costs and negative publicity for the Company, and may subject it to remedies that may harm its business, including fines and orders to modify or cease existing business practices. Any of the foregoing could materially adversely affect the Company’s results of operations and financial condition.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company leases various facilities in North America, Europe, the Middle East and Asia for its corporate, watch assembly, distribution and sales operations. As of January 31, 2017, the Company’s leased facilities were as follows:

Location	Function	Square Footage	Lease Expiration
Moonachie, New Jersey	Watch distribution and repair	100,000	July 2019
Paramus, New Jersey	Executive offices	98,300	June 2018
Bienne, Switzerland	Watch distribution, assembly and repair	35,790	October 2017
Bienne, Switzerland	Corporate functions and watch sales	35,500	June 2017*
Hong Kong	Watch sales, distribution and repair	16,560	March 2019
New York, New York	Public relations office, licensed brand showroom	9,900	February 2027
Markham, Canada	Watch sales	7,800	August 2019
Munich, Germany	Watch sales and repair	6,900	January 2019
Hackensack, New Jersey	Warehouse	6,600	July 2017
ChangAn Dongguan, China	Quality control and engineering	6,460	December 2018
Aalen, Germany	Watch sales	5,520	February 2019
Shanghai, China	Watch sales and distribution	4,700	December 2019
Coral Gables, Florida	Caribbean office, watch sales	2,880	May 2022
Grenchen, Switzerland	Watch sales	2,800	July 2017
Villers le Lac, France	Watch sales	2,510	July 2025
Paris, France	Watch sales	1,180	June 2017
Singapore	Watch sales and distribution	950	May 2019
Dubai, United Arab Emirates	Watch sales	730	May 2017*
Kuala Lumpur, Malaysia	Watch sales and distribution	200	January 2019

*As of January 31, 2017 the current lease for this facility was under negotiation.

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

The Company leases retail space averaging 1,700 square feet per store with leases expiring from May 2017 to May 2027 for the operation of the Company’s 40 retail outlet locations in the United States.

The Company leases space in China for approximately 24 concession shops averaging 180 square feet per shop with leases expiring from March 2017 to November 2019.

The Company believes that its existing facilities are suitable and adequate for its current operations.

Item 3.  Legal Proceedings

The Company is involved in legal proceedings and claims from time to time, in the ordinary course of its business. Legal reserves are recorded in accordance with the accounting guidance for contingencies. Contingencies are inherently unpredictable and it is possible that results of operations, balance sheets or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, such matters. For those legal proceedings and claims for which the Company believes that it is probable and reasonably estimable that a loss may result, the Company records a reserve for the potential loss. For proceedings and claims where the Company believes it is reasonably possible that a loss may result that is materially in excess of amounts accrued for the matter, the Company either discloses an estimate of such possible loss or range of loss or includes a statement that such an estimate cannot be made. The Company is party to legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition, future results of operations beyond the amounts accrued, or cash flows.

In December 2016, U.S. Customs and Border Protection (“U.S. Customs”) issued an audit report concerning the methodology used by the Company to allocate the cost of certain watch styles imported into the U.S. among the component parts of those watches for tariff purposes. The report disputes the reasonableness of the Company’s historical allocation formulas and proposes an alternative methodology that would imply approximately $5.1 million in underpaid duties over the five-year period covered by the statute of limitations. The Company believes that U.S. Customs’ alternative duty methodology and estimate are not consistent with the Company’s facts and circumstances and is disputing U.S. Customs’ position. On February 24, 2017, the Company provided U.S. Customs with supplemental analyses and information supporting the Company’s historical allocation formulas and requested a meeting to discuss that information. Although the Company disagrees with U.S. Customs’ position, it cannot predict with any certainty the outcome of this matter. The Company intends to continue to work with U.S. Customs to reach a mutually-satisfactory resolution.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 14, 2017 there were 50 holders of record of the Company’s class A common stock and, the Company estimates, 8,500 beneficial owners of the common stock represented by 375 holders of record. The Company’s common stock is traded on the New York Stock Exchange under the symbol “MOV” and on March 14, 2017, the closing price of the Company’s common stock was $22.50. In connection with the October 7, 1993 public offering, each share of the Company’s then currently existing class A common stock was converted into 10.46 shares of new class A common stock, par value of $0.01 per share (the “class A common stock”). Each share of common stock is entitled to one vote per share and each share of class A common stock is entitled to 10 votes per share on all matters submitted to a vote of the shareholders. Each holder of class A common stock is entitled to convert, at any time, any and all such shares into the same number of shares of common stock. Each share of class A common stock is converted automatically into common stock in the event that the beneficial or record ownership of such shares of class A common stock is transferred to any person, except to certain family members or affiliated persons deemed “permitted transferees” pursuant to the Company’s Restated Certificate of Incorporation as amended. The class A common stock is not publicly traded and, consequently, there is currently no established public trading market for these shares. The following table sets forth high and low bid quotations reported for the Company’s common stock for each quarter during fiscal 2017 and 2016 and the dividends declared per share in respect of each such quarter.

	Fiscal Year Ended January 31, 2017			Fiscal Year Ended January 31, 2016
Quarter Ended	Low	High	Dividends per Share	Low	High	Dividends per Share
April 30	$24.16	$30.54	$0.13	$23.32	$31.78	$0.11
July 31	$19.27	$28.74	$0.13	$24.63	$29.43	$0.11
October 31	$20.86	$24.60	$0.13	$21.42	$28.59	$0.11
January 31	$20.70	$31.85	$0.13	$21.54	$27.83	$0.11

During each of fiscal 2017 and 2016, the Company declared four quarters of dividends as indicated in the table above. The decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

On March 31, 2016, the Board approved a new share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors, through open market purchases, repurchase plans, block trades or otherwise. This authorization expires on September 30, 2017. During the fiscal year ended January 31, 2017, the Company repurchased a total of 157,499 shares of its common stock at a total cost of approximately $3.9 million, or an average of $24.54 per share, which included 35,000 shares repurchased from the Movado Group Foundation at a total cost of approximately $1.0 million, or an average of $29.03 per share.

At the election of an employee, upon the vesting of a stock award or the exercise of a stock option, shares of common stock having an aggregate value on the vesting of the award or the exercise date of the option, as the case may be, equal to the employee’s withholding tax obligation may be surrendered to the Company by netting them from the vested shares issued. Similarly, shares having an aggregate value equal to the exercise price of an option may be tendered to the Company in payment of the option exercise price and netted from the shares of common stock issued upon the option exercise. An aggregate of 47,310 shares were repurchased during the fiscal year ended January 31, 2017 as a result of the surrender of shares of common stock in connection with the vesting of certain restricted stock awards and stock options.

The following table summarizes information about the Company’s purchases of shares of its common stock in the fourth quarter of fiscal 2017.

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
November 1, 2016 – November 30, 2016	—	$—	—	$46,736,698
December 1, 2016 – December 31, 2016	20,000	$30.05	20,000	$46,135,698
January 1, 2017 – January 31, 2017	—	$—	—	$46,135,698
Total	20,000	$30.05	20,000	$46,135,698

PERFORMANCE GRAPH

The performance graph set forth below compares the cumulative total shareholder return of the Company’s shares of common stock for the last five fiscal years through the fiscal year ended January 31, 2017 with that of the Broad Market (NYSE Stock Market – U.S. Companies), the S&P SmallCap 600 Index and the Russell 2000 Index. Each index assumes an initial investment of $100.0 on January 31, 2012 and the reinvestment of dividends (where applicable).

Company Name / Index	1/31/12	1/31/13	1/31/14	1/31/15	1/31/16	1/31/17
Movado Group, Inc.	100.00	208.44	216.66	139.53	151.69	163.68
S&P SmallCap 600 Index	100.00	115.45	148.29	157.41	150.03	201.55
NYSE (U.S. Companies)	100.00	118.24	140.36	156.42	147.47	179.85
Russell 2000 Index	100.00	115.47	146.69	153.15	137.96	184.21

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

	Fiscal Year Ended January 31,
	2017	2016	2015	2014	2013
Statement of income data:
Net sales (4) (5)	$552,752	$594,923	$586,980	$570,255	$505,478
Cost of sales (3) (6)	257,935	277,993	276,998	264,994	227,596
Gross profit (3) (4) (5) (6)	294,817	316,930	309,982	305,261	277,882
Selling, general and administrative (1) (3) (7) (8)	240,836	246,823	238,495	237,519	228,536
Operating income (1) (3) (4) (5) (6) (7) (8)	53,981	70,107	71,487	67,742	49,346
Other expense (2)	(1,282)	—	—	—	—
Other income, net (9)	—	—	—	1,526	—
Interest expense	(1,464)	(1,109)	(489)	(436)	(434)
Interest income	219	127	166	86	144
Income before income taxes	51,454	69,125	71,164	68,918	49,056
Provision for / (benefit from) income taxes (10) (11)	16,315	23,360	19,264	17,373	(8,812)
Net income	35,139	45,765	51,900	51,545	57,868
Less: Net income attributed to noncontrolling interests	78	671	124	668	785
Net income attributed to Movado Group, Inc.	$35,061	$45,094	$51,776	$50,877	$57,083
Basic income per share:
Weighted basic average shares outstanding	23,070	23,525	25,276	25,506	25,267
Net income per share attributed to Movado Group, Inc.	$1.52	$1.92	$2.05	$1.99	$2.26
Diluted income per share:
Weighted diluted average shares outstanding	23,267	23,774	25,581	25,849	25,664
Net income per share attributed to Movado Group, Inc.	$1.51	$1.90	$2.02	$1.97	$2.22
Cash dividends paid per share	$0.52	$0.44	$0.40	$0.26	$1.45
Balance sheet data (end of period):
Working capital (12)	$433,378	$410,853	$412,996	$388,571	$349,835
Total assets	$607,802	$585,170	$583,023	$578,610	$526,362
Total long-term debt	$25,000	$35,000	$—	$—	$—
Total equity	$473,993	$441,147	$484,285	$465,990	$425,692

(1)

Fiscal 2017 selling, general and administrative expenses include a pre-tax charge of $1.8 million, as a result of the immediate vesting of stock awards and certain other compensation related to the announcement of the retirement of Rick Coté, the Company’s former Vice Chairman and Chief Operating Officer, in fiscal 2017.

(2)	Fiscal 2017 other expense consists of a pre-tax charge of $1.3 million for the impairment of a long-term investment in a privately held company.
(3)

Fiscal 2016 cost of sales include a pre-tax charge of $0.6 million and selling, general and administrative expenses include a pre-tax charge of $3.4 million, as a result of actions taken by the Company in fiscal 2016 to achieve greater operating efficiencies and streamline its operations.

(4)

Fiscal 2014 net sales include a pre-tax charge of $7.8 million for anticipated returns in fiscal 2015, as a result of the Company’s decision to reduce the presence of ESQ Movado while expanding the Movado brand offering in certain retail doors.

(5)	Fiscal 2013 net sales include a sales allowance of $4.9 million related to the repositioning of the Coach watch brand.
(6)

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

(8)	Fiscal 2013 includes a $3.0 million donation to the Movado Group Foundation.
(9)	Fiscal 2014 other income consists of a pre-tax gain of $1.5 million on the sale of a building which was completed in the first quarter of fiscal 2014.
(10)	Fiscal 2014 provision for income taxes includes a benefit of $1.0 million related to U.S. and foreign tax settlements and the release of uncertain tax positions.
(11)

Fiscal 2013 effective tax rate of (18.0)% includes a tax benefit of $19.8 million attributable to the reversal of a majority of the valuation allowance on the U.S. net deferred tax assets and a tax benefit of $0.5 million attributable to foreign business restructurings in Japan and the UK.

(12)

The Company defines working capital as current assets less current liabilities. As a result of early adoption of ASU 2015-17, “Income Taxes: Balance Sheet Classification of Deferred Taxes” during fiscal 2016, current deferred tax liabilities and assets were reclassified to non-current in all periods presented.

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

Approximately 46.4% of the Company’s total sales are from international markets (see Note 13 to the Consolidated Financial Statements), and therefore reported sales made in those markets are affected by foreign exchange rates. The Company’s international sales are primarily billed in local currencies (predominantly Euros, British pounds and Swiss francs) and translated to U.S. dollars at average exchange rates for financial reporting purposes.

The Company divides its business into two major geographic locations: United States operations, and International, which includes the results of all other Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia account for 23.1%, 8.9%, 8.1% and 6.3%, respectively, of the Company’s total net sales for fiscal 2017. Substantially all of the Company’s International assets are located in Switzerland and Hong Kong.

The Company’s business is seasonal. There are two major selling seasons in the Company’s markets: the spring season, which includes school graduations and several holidays and, most importantly, the Christmas and holiday season. Major selling seasons in certain international markets center on significant local holidays that occur in late winter or early spring. The Company’s net sales historically have been higher during the second half of the fiscal year. The second half of each fiscal year accounted for 56.2%, 55.3%, and 54.9% of the Company’s net sales for the fiscal years ended January 31, 2017, 2016 and 2015, respectively.

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

Cost of sales of the Company’s products consists primarily of costs for raw materials, component costs, royalties, assembly costs, design costs, depreciation, amortization and unit overhead costs associated with the Company’s supply chain operations in Switzerland and Asia. The Company’s supply chain operations consist of logistics management of assembly operations and product sourcing in Switzerland and Asia and minor assembly in Switzerland. Through productivity improvement efforts, the Company has controlled the level of overhead costs and maintained flexibility in its cost structure by outsourcing a significant portion of its component and assembly requirements.

In fiscal 2016, the Company recorded a $0.6 million pre-tax charge as a result of actions taken by the Company to achieve greater operating efficiencies and streamline its operations.

Since a substantial amount of the Company’s product costs are incurred in Swiss francs, fluctuations in the U.S. dollar/Swiss franc exchange rate can impact the Company’s cost of goods sold and, therefore, its gross margins. The Company reduces its exposure to the Swiss franc exchange rate risk through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. In the event these exposures do not offset, the Company has the ability to hedge its Swiss franc purchases using a combination of forward contracts and purchased currency options. The Company’s hedging program mitigated the impact of the exchange rate fluctuations on product costs and gross margins for fiscal years 2017, 2016 and 2015.

Selling, General and Administrative (“SG&A”) Expenses.    The Company’s SG&A expenses consist primarily of marketing, selling, distribution, general and administrative expenses. In fiscal 2017, the Company recorded a $1.8 million pre-tax charge for the immediate vesting of stock awards and certain other compensation related to the announcement of the retirement of Rick Coté, the Company’s former Vice Chairman and Chief Operating Officer. In fiscal 2016, the Company recorded a $3.4 million pre-tax charge for severance agreements, occupancy costs and fixed assets, related to the Company’s operating efficiencies initiative and other items as a result of actions taken to achieve greater operating efficiencies and streamline its operations.

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

Revenue Recognition

In the Wholesale segment, the Company recognizes revenue upon transfer of title and risk of loss in accordance with its FOB shipping point terms of sale and after the sales price is fixed and determinable and collectability is reasonably assured. In the Retail segment, transfer of title and risk of loss occurs at the time of register receipt. The Company records estimates for sales returns and sales and cash discount allowances as a reduction of revenue in the same period that the sales are recorded. These estimates are based upon historical analysis, customer agreements and/or currently known factors that arise in the normal course of business. While returns have historically been within the Company’s expectations and the provisions established, future return rates may differ from those experienced in the past. In the event that returns are authorized at a rate significantly higher than the Company’s historical rate, the resulting returns could have an adverse impact on its operating results for the period in which such returns occur. Taxes imposed by governmental authorities on the Company's revenue-producing activities with customers, such as sales taxes and value added taxes, are excluded from net sales.

During the fourth quarter of fiscal 2016, the Company announced the launch of two distinct smart watch collections with iOS and Android compatible software apps: Movado Motion and Movado’s BOLD Motion. During the first quarter of fiscal 2017, the Company announced the expansion of its use of smartwatch technology to its licensed brands portfolio, including Coach, HUGO BOSS, Lacoste, Juicy Couture, Tommy Hilfiger, and Scuderia Ferrari. Smart watches contain hardware and software components. Software components consist of both firmware embedded in the physical watch as well as an app that will run on iOS and Android mobile devices. The hardware and software components function together to deliver the watches’ essential functionality. As typical with numerous consumer products containing embedded or companion software, updates to the software will be provided from time to time, when and if available. Updates are generally limited to bug fixes or enhancements that incrementally improve on the existing functionality. Arrangements, including those that combine hardware (watch) with software that function together to deliver the watch’s essential functionality, are considered multiple element arrangements and are subject to the accounting principles applicable to such arrangements.

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

Allowance for Doubtful Accounts

Accounts receivable are reduced by an allowance for amounts that may be uncollectible in the future. Estimates are used in determining the allowance for doubtful accounts and are based on an analysis of the aging of accounts receivable, assessments of collectability based on historical trends, the financial condition of the Company’s customers and an evaluation of economic conditions. In general, the actual bad debt losses have historically been within the Company’s expectations and the allowances it established. As of January 31, 2017, except for those accounts provided for in the reserve for doubtful accounts, the Company knew of no situations with any of the Company’s major customers which would indicate the customer’s inability to make their required payments.

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

Collaborative Arrangement

The Company from time to time participates in collaborative arrangements. These types of arrangements typically involve one (or more) parties who are active participants in the collaboration and are exposed to significant risks and rewards dependent on the commercial success of the activities. These arrangements usually involve various activities by one or more parties, including design, development, distribution and marketing. Amounts due between partners in the arrangement related to sales and related activities are generally recorded in the Company’s cost of sales while general and administrative activities are recorded as an adjustment to selling, general and administrative expenses.

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

RESULTS OF OPERATIONS

The following is a discussion of the results of operations for fiscal 2017 compared to fiscal 2016 and fiscal 2016 compared to fiscal 2015 along with a discussion of the changes in financial condition during fiscal 2017.

The following are net sales by business segment and geographic location (in thousands):

	Fiscal Year Ended January 31,
	2017	2016	2015
Wholesale:
United States	$228,003	$261,292	$255,705
International	256,441	268,717	266,555
Retail	68,308	64,914	64,720
Net sales	$552,752	$594,923	$586,980

The following are net sales by category (in thousands):

	Fiscal Year Ended January 31,
	2017	2016	2015
Wholesale:
Luxury brands category	$205,396	$219,012	$212,684
Licensed brands category	265,137	297,227	294,316
After-sales service and all other	13,911	13,770	15,260
Total Wholesale	484,444	530,009	522,260
Retail	68,308	64,914	64,720
Consolidated total	$552,752	$594,923	$586,980

The following table presents the Company’s results of operations expressed as a percentage of net sales for the fiscal years indicated:

	Fiscal Year Ended January 31,
	2017 % of net sales	2016 % of net sales	2015 % of net sales
Net sales	100.0%	100.0%	100.0%
Gross margin	53.3%	53.3%	52.8%
Selling, general and administrative expenses	43.5%	41.5%	40.6%
Operating income	9.8%	11.8%	12.2%
Other expense	0.2%	0.0%	0.0%
Interest expense	0.3%	0.2%	0.1%
Interest income	0.1%	0.1%	0.1%
Provision for income taxes	3.0%	4.0%	3.3%
Noncontrolling interests	0.1%	0.1%	0.1%
Net income attributed to Movado Group, Inc.	6.3%	7.6%	8.8%

Fiscal 2017 Compared to Fiscal 2016

Net Sales

Net sales in fiscal 2017 were $552.8 million, $42.2 million or 7.1% below the prior year. For fiscal 2017, fluctuations in foreign currency exchange rates unfavorably impacted net sales by $6.5 million when compared to the prior year.

United States Wholesale Net Sales

Net sales in fiscal 2017 in the United States location of the Wholesale segment were $228.0 million, below the prior year by $33.3 million or 12.7%, primarily driven by net sales decreases in both the licensed and luxury brands categories. The net sales decreases recorded in the licensed and luxury brands categories were $23.3 million, or 26.3%, and $9.1 million, or 5.6%, respectively. The sales decreases in both categories reflected the overall watch market, which continues to be challenging, and unpredictable, as well as declining traffic in malls and traditional department stores.

International Wholesale Net Sales

Net sales in fiscal 2017 in the International location of the Wholesale segment were $256.4 million, below the prior year by $12.3 million or 4.6%, which included fluctuations in foreign currency exchange rates that unfavorably impacted net sales by $6.5 million. This decrease was primarily driven by net sales decreases in both the licensed and luxury brands categories. The net sales decreases recorded in the licensed and luxury brands categories were $8.8 million, or 4.2%, and $4.5 million, or 8.1%, respectively. The sales decreases in both categories were primarily due to the challenging and unpredictable overall economic and retail environment in Latin America, Asia and Canada, partially offset by sales increases in the Middle East and Europe.

Retail Net Sales

Net sales in fiscal 2017 in the Retail segment were $68.3 million, above the prior year by $3.4 million, or 5.2%, as a result of higher net sales in both comparable and non-comparable outlet stores. The increase in comparable outlet store sales of 3.4% was primarily driven by higher conversion rates, partially offset by reduced foot traffic. As of January 31, 2017 and 2016, the Company operated 40 retail outlet locations.

The Company considers comparable outlet store sales to be sales of stores that were open as of February 1st of the prior fiscal year through January 31st of the current fiscal year. The Company had 38 comparable outlet stores for the year ended January 31, 2017. The sales from stores that have been relocated, renovated or refurbished are included in the calculation of comparable store sales. The method of calculating comparable store sales varies across the retail industry. As a result, the Company’s method for the calculation of comparable store sales may not be the same as measures used or reported by other companies.

Gross Profit

Gross profit for fiscal 2017 was $294.8 million or 53.3% of net sales as compared to $316.9 million or 53.3% of net sales in the prior year. The decrease in gross profit of $22.1 million was due to lower net sales and flat gross margin percentage. The flat gross margin percentage for fiscal 2017, reflected a favorable impact of fluctuations in foreign currency exchange rates of approximately 20 basis points, a positive impact of approximately 10 basis points from a shift in channel and product mix, and a favorable impact of approximately 10 basis points related to the non-recurrence of costs from the Company’s operating efficiency initiatives, which were implemented in the prior year. These increases in the gross profit margin percentage were offset by an impact of approximately 40 basis points related to the reduced leveraging of certain fixed costs as a result of lower net sales.

Selling, General and Administrative

SG&A expenses for fiscal 2017 were $240.8 million, representing a decrease from the prior year of $6.0 million or 2.4%. The decrease in SG&A expenses was attributable to lower performance-based compensation of $3.7 million, resulting from the Company not fully meeting the corporate financial targets established under its annual bonus plan, the non-recurrence of a $3.4 million charge related to the Company’s operating efficiency initiatives and other items, which were implemented in the prior year and the favorable effect of foreign currency translation of foreign subsidiary results of $1.6 million. Also contributing to the decrease in SG&A expenses was lower depreciation and amortization expense of $0.5 million and lower professional fees of $0.5 million. These decreases were partially offset by an increase in compensation and benefit expenses of $1.9 million, primarily due to an increase in payroll related and stock award expenses, which includes the one-time charge of $1.8 million related to the retirement announcement of the Company’s former Vice Chairman and Chief Operating Officer. Also, included in the partial offset are the unfavorable effect of fluctuations in foreign currency exchange rates of $1.4 million, which was the result of the weaker average British Pound and Euro to Swiss franc currency rates, when compared to the prior year.

Wholesale Operating Income

For fiscal 2017 and 2016, respectively, the Company recorded Wholesale segment operating income of $41.8 million and $58.2 million, which included $25.5 million and $27.0 million of unallocated corporate expenses as well as $40.0 million and $44.5 million of certain intercompany profits related to the Company’s supply chain operations. The $16.4 million decrease in operating income was the net result of a decrease in gross profit of $23.4 million partially offset by a decrease in SG&A expenses of $7.0 million. The decrease in gross profit of $23.4 million was primarily due to lower sales. The decrease in SG&A expenses was attributable to lower performance-based compensation of $3.7 million, resulting from the Company not fully meeting the corporate financial targets established under its annual bonus plan, the non-recurrence of a $3.4 million charge related to the Company’s operating efficiency initiatives and other items, which were implemented in the prior year and the favorable effect of foreign currency translation of foreign subsidiary results of $1.6 million. Also contributing to the decrease in SG&A expenses was lower depreciation and amortization expense of $0.5 million and lower professional fees of $0.5 million. These decreases were partially offset by an increase in compensation and benefit expenses of $1.5 million, primarily due to an increase in payroll related and stock award expenses, which includes the one-time charge of $1.8 million related to the retirement announcement of the Company’s former Vice Chairman and Chief Operating Officer. Also, included in the partial offset are the unfavorable effect of fluctuations in foreign currency exchange rates of $1.4 million, which was the result of the weaker average British Pound and Euro to Swiss franc currency rates, when compared to the prior year.

United States Wholesale Operating Income

In the United States location of the Wholesale segment, for fiscal 2017 and 2016, respectively, the Company recorded operating income of $4.7 million and $18.0 million, which included $25.5 million and $27.0 million of unallocated corporate expenses. The decrease in operating income of $13.3 million was the net result of lower gross profit of $16.9 million, partially offset by lower SG&A expenses of $3.6 million. The decrease in gross profit of $16.9 million was primarily due to lower sales. The decrease in SG&A expenses of $3.6 million was attributable to lower performance-based compensation of $3.4 million, resulting from the Company not fully meeting the corporate financial targets established under its annual bonus plan. Also contributing to the decrease in SG&A expenses was lower professional fees of $1.3 million, lower human resources related expenses of $0.5 million, lower trade show expenses of $0.3 million, primarily related to the Baselworld Watch and Jewelry Show, and lower depreciation and amortization expense of $0.2 million. These decreases were partially offset by an increase in compensation and benefit expenses of $2.6 million, primarily due to an increase in payroll related and stock award expenses, which includes the one-time charge of $1.8 million related to the retirement announcement of the Company’s former Vice Chairman and Chief Operating Officer.

International Wholesale Operating Income

In the International location of the Wholesale segment, for fiscal 2017 and 2016, respectively, the Company recorded operating income of $37.1 million and $40.2 million, which included $40.0 million and $44.5 million of certain intercompany profits related to the Company’s International supply chain operations. The decrease in operating income of $3.1 million was primarily due to a lower gross profit of $6.6 million, partially offset by lower SG&A expenses of $3.5 million. The decrease in gross profit of $6.6 million was primarily due to lower net sales. The decrease in SG&A expenses of $3.5 million was primarily due to the non-recurrence of a $3.4 million charge related to the Company’s operating efficiency initiatives and other items, which were implemented in the prior year, and a decrease in compensation and benefit expenses of $1.1 million, primarily due to a decrease in payroll related and stock award expenses. Also contributing to the decrease in SG&A expenses was lower marketing expense of $0.4 million, favorable effect of fluctuations in foreign currency exchange rates of $0.3 million and lower depreciation and amortization of $0.3 million. These decreases were partially offset by higher professional fees of $0.8 million and higher selling related expenses of $0.6 million.

Retail Operating Income

Operating income of $12.2 million and $11.9 million was recorded in the Retail segment for fiscal 2017 and 2016, respectively. The increase in operating income of $0.3 million was the result of higher gross profit of $1.3 million offset by an increase in SG&A expenses of $1.0 million. The increase in gross profit of $1.3 million was primarily attributable to higher sales, partially offset by a lower gross margin percentage. The increase in SG&A expenses of $1.0 million was primarily due to higher compensation, benefit and occupancy expenses primarily related to the timing of opening new outlet locations when compared to the prior year.

Other Expense

The Company recorded other expense of $1.3 million for fiscal 2017. The Company had a long-term investment in a privately held company, accounted for under the cost method, with a carrying value of $1.3 million. Due to the increasingly competitive and difficult market conditions, the operating performance and business outlook for the Company’s long-term investment declined significantly during fiscal 2017. As such, the Company determined the investment experienced an other than temporary impairment and recorded a charge of $1.3 million, to reduce the carrying value to zero.

Interest Expense

Interest expense was $1.5 million and $1.1 million for fiscal 2017 and 2016, respectively, which primarily consisted of the amortization of deferred financing costs and interest on the Company’s revolving credit facility.

For information on the Company’s borrowings for fiscal 2017 and fiscal 2016, see Note 4 to the Consolidated Financial Statements.

Interest Income

Interest income was $0.2 million and $0.1 million for fiscal 2017 and 2016, respectively.

Income Taxes

The Company recorded a tax expense of $16.3 million and $23.4 million for fiscal 2017 and 2016, respectively. The effective tax rate for fiscal 2017 was 31.7%, primarily as a result of foreign profits being taxed in lower taxing jurisdictions offset by no tax benefit being recognized on certain earnings of foreign subsidiaries and U.S. tax provided on earnings of non-U.S. subsidiaries. The effective tax rate for fiscal 2016 was 33.8%, primarily as a result of foreign profits being taxed in lower taxing jurisdictions offset by U.S. tax provided on earnings of non-U.S. subsidiaries. See Note 7 to the Company’s Consolidated Financial Statements for further information regarding income taxes.

Net Income Attributed to Movado Group, Inc.

For fiscal 2017 and 2016, the Company recorded net income attributed to Movado Group, Inc. of $35.1 million and $45.1 million, respectively.

Fiscal 2016 Compared to Fiscal 2015

Net Sales

Net sales in fiscal 2016 were $594.9 million, $7.9 million or 1.4% above the prior year. For fiscal 2016, fluctuations in foreign currency exchange rates unfavorably impacted net sales by $24.3 million when compared to the prior year.

United States Wholesale Net Sales

Net sales in fiscal 2016 in the United States location of the Wholesale segment were $261.3 million, above the prior year by $5.6 million or 2.2%, primarily driven by sales increases in the luxury brands category. Net sales in the luxury brands category were above the prior year by $5.8 million, or 3.7%. The increase in net sales in the luxury brands category was primarily due to higher sales in the Movado brand, partially offset by lower sales primarily in the ESQ Movado and Ebel brands. The net sales increase in the Movado brand was primarily due to strong sell-through in the Company’s Movado brand distribution channels, which included higher net sales of the Movado BOLD and the introduction of new products in the current year, all of which were supported by the Company’s continued focus and investment in marketing and advertising. This net sales increase was partially offset by the lower sales in the ESQ Movado brand which was primarily the result of limited distribution due to the Company’s decision to discontinue production of the brand, and lower sales from the after-sales service and all other category as compared to such sales in the prior year, which benefited from special events in that year. The net sales increase was also partially offset by a decrease in net sales in the Ebel brand, primarily due to a shift in focus to key international markets. The net sales in the licensed brands category was relatively flat compared to the prior year.

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

Wholesale Operating Income

For both fiscal 2016 and 2015, the Company recorded Wholesale segment operating income of $58.2 million, which included $27.0 million and $19.3 million of unallocated corporate expenses as well as $44.5 million and $47.1 million of certain intercompany profits related to the Company’s supply chain operations, respectively. The relatively flat operating income was the net result of an increase in gross profit of $7.0 million, offset by an increase in SG&A expenses of $7.0 million. The increase in gross profit of $7.0 million was primarily due to higher net sales and to a lesser extent higher gross margin percentage. The increase in SG&A expenses of $7.0 million was attributable to higher compensation and benefit expense of $7.9 million primarily resulting from higher performance-based compensation, headcount, salaries and stock awards. Also contributing to the increase in SG&A expenses was a $3.4 million charge for severance agreements, occupancy costs and fixed assets, related to the Company’s operating efficiencies initiative and other items. Also contributing to the increase in SG&A expenses were higher marketing expenses of $1.6 million, higher bad debt expenses of $0.8 million primarily related to a customer in Switzerland and higher depreciation and amortization expense of $0.6 million. The increases in SG&A expenses were partially offset by the favorable effect of fluctuations in foreign currency exchange rates of $6.0 million, due to the translation of foreign subsidiary results and the stronger average Swiss franc and Hong Kong dollar to Euro currency rates when compared to the prior year. Also, these increases in SG&A expenses were partially offset by lower other selling related expenses of $0.4 million.

United States Wholesale Operating Income

In the United States location of the Wholesale segment, for fiscal 2016 and 2015, respectively, the Company recorded operating income of $18.0 million and $5.5 million, which included $27.0 million and $19.3 million of unallocated corporate expenses. The increase in operating income of $12.5 million was due to higher gross profit of $18.8 million partially offset by higher SG&A expenses of $6.3 million. The increase in gross profit of $18.8 million was primarily due to higher sales and a higher gross margin percentage. The increase in SG&A expenses of $6.3 million was attributable to higher compensation and benefit expense of $7.2 million primarily resulting from higher performance-based compensation, headcount, salaries and stock awards. Also contributing to the increase in SG&A expenses were higher depreciation and amortization expense of $0.3 million. These increases in SG&A were partially offset by a $0.9 million transfer of the provision related to severance agreements as a result of the Company’s operating efficiencies initiative and other items. Also contributing to the partial offset were lower other selling related expenses of $0.3 million and lower marketing expenses of $0.3 million.

International Wholesale Operating Income

In the International location of the Wholesale segment, for fiscal 2016 and 2015, respectively, the Company recorded operating income of $40.2 million and $52.7 million, which included $44.5 million and $47.1 million of certain intercompany profits related to the Company’s International supply chain operations. The decrease in operating income of $12.5 million was the result of a lower gross profit of $11.8 million and higher SG&A expenses of $0.7 million. The decrease in gross profit of $11.8 million was primarily due to a lower gross margin percentage, partially offset by higher sales, which were both unfavorably impacted by fluctuations in foreign currency exchange rates. The increase in SG&A expenses of $0.7 million was attributable to a $4.3 million charge for severance agreements, occupancy costs and fixed assets, related to the Company’s operating efficiencies initiative and other items, higher marketing of $1.9 million, higher bad debt expenses of $0.8 million primarily related to a customer in Switzerland, and higher compensation and benefit expense of $0.7 million primarily resulting from higher performance-based compensation, headcount, salaries and stock awards. These increases in SG&A expenses were partially offset by the favorable effect of fluctuations in foreign currency exchange rates of $6.0 million due to the translation of foreign subsidiary results and the stronger average Swiss franc and Hong Kong dollar to Euro currency rates when compared to the prior year. Also contributing to the partial offset were lower other selling related expenses of $0.5 million, and lower rent of $0.2 million and legal expenses of $0.2 million.

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

For information on the Company’s borrowings for fiscal 2016 and fiscal 2015, see Note 4 to the Consolidated Financial Statements.

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

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2017 and January 31, 2016, the Company had $256.3 million and $228.2 million of cash and cash equivalents, $238.2 million and $203.5 million of which consisted of cash and cash equivalents at the Company’s foreign subsidiaries, respectively. The majority of the foreign cash balances are associated with earnings that the Company has asserted are permanently reinvested, and which are required to support continued growth outside the U.S. through funding of capital expenditures, operating expenses and similar cash needs of the foreign operations. The Company has recorded a federal income tax liability of $3.0 million related to $12.7 million of pre-2013 foreign earnings which have been earmarked for future repatriation. This deferred tax liability is net of the estimated foreign tax credits that would be generated upon the repatriation of such earnings. A deferred tax liability has not been recorded for the remaining undistributed foreign earnings of approximately $307 million, because the Company intends to permanently reinvest such earnings in its foreign operations. It is not practicable to estimate the amount of tax that may be payable on the future possible distribution of these earnings.

At January 31, 2017, the Company had working capital of $433.4 million as compared to $410.9 million in the prior year. The Company defines working capital as the difference between current assets and current liabilities.

Cash provided by operating activities was $58.4 million, $74.6 million and $59.6 million for fiscal 2017, 2016 and 2015, respectively. The $58.4 million of cash provided by operating activities for fiscal 2017 was primarily due to income of $35.1 million, non-cash items decreasing net income of $21.4 million and favorable changes in working capital as presented on the cash flow of $4.0 million. The change in working capital of $4.0 million was primarily due to lower inventory of $7.4 million, primarily related to better management of inventory to be in line with sales and lower accounts receivables of $2.9 million, primarily due to lower sales. These favorable changes in working capital were partially offset by lower accrued liabilities of $4.0 million, primarily due to a decrease in bonus accrual and lower income tax payable of $2.5 million, primarily related to the decrease in the effective tax rate. The $74.6 million of cash provided by operating activities for fiscal 2016 was primarily due to income of $45.8 million, non-cash items decreasing net income of $22.5 million and a favorable change in working capital of $5.3 million. The change in working capital of $5.3 million was primarily due to higher accrued liabilities of $5.9 million, primarily related to higher accrued bonus, lower other current assets of $2.8 million, primarily related to tax refunds applied to current year tax payments, partially offset by an increase in inventory purchases of $3.1 million. The $59.6 million of cash provided by operating activities for fiscal 2015 was primarily due to income of $51.9 million and favorable non-cash items of $28.1 million, partially offset by the change in working capital of $20.2 million. The change in working capital of $20.2 million was primarily due to the payout of the Company’s prior year performance-based compensation and the timing of payments of other liabilities. Also contributing to the change in working capital were higher accounts receivable primarily due to lower levels of allowances for returns related to the Company’s strategic decision to reduce the presence of ESQ Movado watches in certain chain and department store retail doors while expanding Movado brand offerings in those same retail doors, partially offset by lower inventory related to the Company’s efforts to manage inventory levels.

Cash used in investing activities was $7.6 million and $9.2 million and cash provided by investing activities was $21.6 million for fiscal 2017, 2016 and 2015, respectively. The cash used in investing for fiscal 2017 was primarily for capital expenditures of $5.9 million, related to the construction of shop-in-shops at some of the Company’s wholesale customers, computer hardware and software, spending on tooling and design and restricted cash deposits of $1.2 million as it relates to a certain vendor agreement. The cash used in investing for fiscal 2016 was primarily for capital expenditures of $8.1 million, related to the construction of shop-in-shops at some of the Company’s wholesale customers, expenditures on hardware and software, spending on new store openings and renovations, improvements to Baselworld Watch and Jewelry Show booths and spending on tooling and design. Cash used in investing activities for fiscal 2016 also included $0.7 million primarily related to spending on developed technology used in the Company’s smart watches and $0.4 million due to a restricted deposit as it relates to a lease agreement. The cash provided by investing for fiscal 2015 consisted of proceeds from the maturity of time-deposits of $33.7 million, proceeds from available-for-sale securities of $0.3 million, partially offset by capital expenditures of $11.1 million, primarily related to the construction of shop-in-shops at some of the Company’s wholesale customers, expenditures on hardware and software, spending on new store openings and renovations, improvements to Baselworld Watch and Jewelry Show booths, spending on tooling and design and cash used on a long-term investment of $1.2 million.

The Company expects that annual capital expenditures in fiscal 2018 will be approximately $8.0 million as compared to approximately $5.9 million in fiscal 2017. The capital spending will be primarily for projects in the ordinary course of business including facilities improvements, shop-in-shops, computer hardware and software, tooling costs and Baselworld Watch and Jewelry Show improvements. The Company has the ability to manage a portion of its capital expenditures on discretionary projects.

Cash used in financing activities was $27.7 million, $23.7 million and $36.2 million for fiscal 2017, 2016 and 2015, respectively. Cash used in financing activities for fiscal 2017 included the payment of dividends, the repurchase of shares of the Company’s common stock, the repayments of bank borrowings, the purchase of the remaining incremental ownership in a joint venture and the surrender of shares by employees in connection with the vesting of certain stock awards. Cash used in financing activities for fiscal 2016 primarily included the repurchase of the Company’s common stock and the payment of dividends, the acquisition of the remaining 49% of the Company’s joint venture with TWC, and net bank borrowings. In fiscal 2015, cash used in financing activities included the repurchase of the Company’s common stock and the payment of dividends, payment of debt issuance costs and distribution of noncontrolling interest earnings, partially offset by the result of stock option exercises for the period.

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

As of January 31, 2017, $30.0 million in loans were drawn under the Facility. Additionally, approximately $0.3 million in letters of credit, which were outstanding under the Borrower’s pre-existing asset-based revolving credit facility that was concurrently terminated when the Credit Agreement became effective, are deemed to be issued and outstanding under the Facility. As of January 31, 2017, availability under the Facility was approximately $69.7 million.

Borrowings under the Facility bear interest at rates selected periodically by the Company at LIBOR plus a spread ranging from 1.25% to 1.75% per annum, based on the Company’s consolidated leverage ratio, or at a base rate plus a spread ranging from 0.25% to 0.75% per annum based on the Company’s consolidated leverage ratio (as defined in the Credit Agreement). At January 31, 2017, the Company’s spreads were 1.25% over LIBOR and 0.25% over the base rate. The Company has also agreed to pay certain fees and expenses and to provide certain indemnities, all of which are customary for such financings.

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

The Borrowers are also subject to a minimum consolidated EBITDA (as defined in the Credit Agreement) test of $50.0 million, measured at the end of each fiscal quarter based on the four most recent fiscal quarters and a consolidated leverage ratio (as defined in the Credit Agreement) covenant not to exceed 2.50 to 1.00, measured as of the last day of each fiscal quarter. As of January 31, 2017, the Company was in compliance with its covenants under the Credit Agreement.

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

As of January 31, 2017, the Company classified $5.0 million of the outstanding balance under the Facility as current based on voluntary payments estimated to be made in the next twelve months, with the remainder classified as long-term debt based on the 2020 maturity date of the Facility and the Company's intent and ability to refinance its obligations thereunder.

As of January 31, 2017, Bank of America, N.A. issued two irrevocable standby letters of credit in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada. As of January 31, 2017, the Company had outstanding letters of credit totaling $0.3 million with expiration dates through May 31, 2017.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified maturity with a Swiss bank. As of January 31, 2017 and 2016, these lines of credit totaled 6.5 million Swiss francs and 5.0 million Swiss francs with a dollar equivalent of $6.6 million and $4.9 million, respectively. As of January 31, 2017 and 2016, there were no borrowings against these lines.

As of January 31, 2017, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.2 million, in various foreign currencies, of which $0.6 million is a restricted deposit as it relates to lease agreements. As of January 31, 2016, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.0 million, of which $0.4 million is a restricted deposit as it relates to a lease agreement.

The Company paid cash dividends of $0.52 per share or approximately $11.9 million for fiscal 2017. The Company paid cash dividends of $0.44 per share or approximately $10.3 million for fiscal 2016. The Company paid cash dividends of $0.40 per share or approximately $10.1 million for fiscal 2015.

On March 20, 2017, the Board approved the payment of a cash dividend of $0.13 for each share of the Company’s outstanding common stock and class A common stock. The dividend will be paid on April 14, 2017 to all shareholders of record as of the close of business on March 31, 2017. The decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

On November 22, 2016, the Board approved the payment of a cash dividend of $0.13 for each share of the Company’s outstanding common stock and class A common stock. The dividend was paid on December 16, 2016 to all shareholders of record as of the close of business on December 2, 2016.

On August 25, 2016, the Board approved the payment of a cash dividend of $0.13 for each share of the Company’s outstanding common stock and class A common stock. The dividend was paid on September 20, 2016 to all shareholders of record as of the close of business on September 6, 2016.

On May 26, 2016, the Board approved the payment of a cash dividend of $0.13 for each share of the Company’s outstanding common stock and class A common stock. The dividend was paid on June 21, 2016 to all shareholders of record as of the close of business on June 7, 2016.

On March 31, 2016, the Board approved a share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. The Company may purchase shares of its common stock through open market purchases, repurchase programs, block trades or otherwise. This authorization expires on September 30, 2017. During the twelve months ended January 31, 2017, the Company repurchased a total of 157,499 shares of its common stock at a total cost of approximately $3.9 million, or an average of $24.54 per share, which included 35,000 shares repurchased from the Movado Group Foundation at a total cost of approximately $1.0 million or an average of $29.03 per share.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Payments due by period (in thousands):

	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Contractual Obligations:
Operating Lease Obligations (1)	$47,539	$13,097	$14,314	$6,840	$13,288
Purchase Obligations (2)	68,769	68,769	—	—	—
Other Long-Term Obligations (3)	118,766	38,884	52,876	18,865	8,141
Total Contractual Obligations	$235,074	$120,750	$67,190	$25,705	$21,429

(1)

Includes store operating leases, which generally provide for payment of direct operating costs in addition to rent. These obligation amounts only include future minimum lease payments and exclude direct operating costs.

(2)

The Company had outstanding purchase obligations with suppliers at the end of fiscal 2017 for raw materials, finished watches and packaging in the normal course of business. These purchase obligation amounts do not represent total anticipated purchases but represent only amounts to be paid for items required to be purchased under agreements that are enforceable, legally binding and specify minimum quantity, price and term.

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

Liabilities for unrecognized income tax benefits are excluded from the table above as the Company is unable to reasonably predict the ultimate amount or timing of a settlement of such liabilities. See Note 7, Income Taxes for more information.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet financing, other than letters of credit and operating leases.

Accounting Changes and Recent Accounting Pronouncements

See Note 18 to the accompanying audited consolidated financial statements for a description of certain accounting changes and recent accounting pronouncements which may impact our consolidated financial statements in future reporting periods.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

Foreign Currency Exchange Rate Risk

The Company’s primary market risk exposure relates to foreign currency exchange risk (see Note 5 to the Consolidated Financial Statements). A significant portion of the Company’s purchases are denominated in Swiss francs. The Company also sells to third-party customers in a variety of foreign currencies, most notably the Euro and the British Pound. The Company reduces its exposure to the Swiss franc, Euro and British Pound exchange rate risk through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. In the event these exposures do not offset, the Company uses various derivative financial instruments to further reduce the net exposures to currency fluctuations, predominately forward and option contracts. When entered into, the Company designates and documents these derivative instruments as a cash flow hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. Changes in the fair value of a derivative that is designated and documented as a cash flow hedge and is highly effective, are recorded in other comprehensive income until the underlying transaction affects earnings, and then are later reclassified into earnings in the same account as the hedged transaction. The earnings impact is mostly offset by the effects of currency movements on the underlying hedged transactions. If the Company does not engage in a hedging program, any change in the Swiss franc, Euro and British Pound exchange rates to local currency would have an equal effect on the Company’s earnings.

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

As of January 31, 2017, the Company’s entire net forward contracts hedging portfolio consisted of 20.0 million Swiss francs equivalent, 5.9 million Euros equivalent and 4.8 million British Pounds equivalent with various expiry dates ranging through July 6, 2017 compared to a portfolio of 30.0 million Swiss francs and 5.0 million Euros equivalent, with no British Pounds equivalent, with various expiry dates ranging through July 12, 2016 as of January 31, 2016. If the Company were to settle its Swiss franc forward contracts at January 31, 2017, the net result would be insignificant. As of January 31, 2017, the Company’s Euro and British Pound forward contracts had no value. The Company had no Swiss franc, Euro or British Pound option contracts related to cash flow hedges as of January 31, 2017 and January 31, 2016, respectively.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under its hedging program, the Company can purchase various commodity derivative instruments, primarily futures contracts. When held, these derivatives are documented as qualified cash flow hedges, and the resulting gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. The Company did not hold any future contracts in its gold hedge portfolio as of January 31, 2017 and 2016; thus, any changes in the gold purchase price will have an equal effect on the Company’s cost of sales.

Debt and Interest Rate Risk

The Company has certain debt obligations with variable interest rates, which are based on LIBOR plus a spread ranging from 1.25% to 1.75% or on a base rate plus a spread ranging from 0.25% to 0.75% per annum. The Company does not hedge these interest rate risks. As of January 31, 2017, the Company had $30.0 million in outstanding debt. The Company estimates that a 1% increase in interest rates would decrease the Company’s annual income by approximately $0.4 million. For additional information concerning potential changes to future interest obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

The Company’s Chief Executive Officer and Chief Financial Officer have furnished the Sections 302 and 906 certifications required by the U.S. Securities and Exchange Commission in this annual report on Form 10-K. In addition, the Company’s Chief Executive Officer certified to the NYSE in August 2016 that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of January 31, 2017.

Our internal control over financial reporting as of January 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in this report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended January 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

See Consolidated Financial Statements and Supplementary Data for the Report of Independent Registered Public Accounting Firm.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item will be included in the Company’s Proxy Statement for the 2017 annual meeting of shareholders under the captions “Election of Directors” and “Management” and is incorporated herein by reference.

Information on the beneficial ownership reporting for the Company’s directors and executive officers will be contained in the Company’s Proxy Statement for the 2017 annual meeting of shareholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Information on the Company’s Audit Committee and Audit Committee Financial Expert will be contained in the Company’s Proxy Statement for the 2017 annual meeting of shareholders under the caption “Information Regarding the Board of Directors and Its Committees” and is incorporated herein by reference.

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

Item 11.  Executive Compensation

The information required by this item will be included in the Company’s Proxy Statement for the 2017 annual meeting of shareholders under the captions “Executive Compensation” and “Compensation of Directors” and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in the Company’s Proxy Statement for the 2017 annual meeting of shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this item will be included in the Company’s Proxy Statement for the 2017 annual meeting of shareholders under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information required by this item will be included in the Company’s Proxy Statement for the 2017 annual meeting of shareholders under the caption “Fees Paid to PricewaterhouseCoopers LLP” and is incorporated herein by reference.

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

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOVADO GROUP, INC. (Registrant)
Dated: March 20, 2017	By:	/s/ Efraim Grinberg
Efraim Grinberg
Chairman of the Board of Directors
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 20, 2017	/s/ Efraim Grinberg
Efraim Grinberg
Chairman of the Board of Directors, Director
and Chief Executive Officer

Dated: March 20, 2017	/s/ Sallie A. DeMarsilis
Sallie A. DeMarsilis
Senior Vice President, Chief Financial Officer
and Principal Accounting Officer

Dated: March 20, 2017	/s/ Peter Bridgman
Peter Bridgman
Director

Dated: March 20, 2017	/s/ Richard J. Coté
Richard J. Coté
Director

Dated: March 20, 2017	/s/ Alex Grinberg
Alex Grinberg
Director

Dated: March 20, 2017	/s/ Margaret Hayes Adame
Margaret Hayes Adame
Director

Dated: March 20, 2017	/s/ Alan H. Howard
Alan H. Howard
Director

Dated: March 20, 2017	/s/ Richard D. Isserman
Richard D. Isserman
Director

Dated: March 20, 2017	/s/ Nathan Leventhal
Nathan Leventhal
Director

Dated: March 20, 2017	/s/ Maurice Reznik
Maurice Reznik
Director

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated By-Laws of the Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 14, 2014.

3.2

Restated Certificate of Incorporation of the Registrant as amended. Incorporated herein by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1999.

4.1	Specimen Common Stock Certificate. Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 1998.

4.2

Master Credit Agreement dated August 17, 2004 and August 20, 2004 between MGI Luxury Group S.A. and UBS AG. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.*

4.3

Credit Agreement, dated as of January 30, 2015, by and among Movado Group, Inc., Movado Group Delaware Holdings Corporation, Movado Retail Group, Inc. and Movado LLC, as Borrowers, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 5, 2015.*

4.4

Security and Pledge Agreement, dated as of January 30, 2015, by and among Movado Group, Inc., Movado Group Delaware Holdings Corporation, Movado Retail Group, Inc. and Movado LLC, as Grantors, and Bank of America, N.A., as administrative agent. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 5, 2015.*

10.1

Movado Group, Inc. 1996 Stock Incentive Plan, Amended and Restated as of April 8, 2013. Incorporated herein by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on May 2, 2013.**

10.2

Form of Stock Award Agreement under the Movado Group, Inc. 1996 Stock Incentive Plan, amended and restated as of April 4, 2013. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2015.**

10.3

Form of Option Award Agreement under the Movado Group, Inc. 1996 Stock Incentive Plan, amended and restated as of April 4, 2013. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2015.**

10.4

Movado Group, Inc. Amended and Restated Deferred Compensation Plan for Executives, effective January 1, 2013. Incorporated herein by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on May 2, 2013.**

10.5	Offer letter to Ricardo Quintero dated May 29, 2014. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 14, 2014.**

10.6

Letter Agreement between the Registrant and Ricardo Quintero dated June 23, 2016.* Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 27, 2016.**

10.7

Severance Agreement dated December 15, 1999, and entered into December 16, 1999 between the Registrant and Richard J. Coté. Incorporated herein by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2000.**

10.8

Letter agreement dated March 29, 2016 between Rick Coté and the Registrant relating to Mr. Coté’s retirement. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2016.**

10.9

Lease made December 21, 2000 between the Registrant and Mack-Cali Realty, L.P. for premises in Paramus, New Jersey together with First Amendment thereto made December 21, 2000. Incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2000.

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

10.13

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

10.15

First Amendment dated as of February 27, 2009 to Lease dated May 22, 2000 between Forsgate Industrial Complex as Landlord and Movado Group, Inc. as Tenant for the premises known as 105 State Street, Moonachie, New Jersey. Incorporated herein by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2009.

10.16

Amended and Restated License Agreement dated January 13, 2015 between the Registrant, Swissam Products Limited and Coach, Inc. Incorporated herein by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2015.

10.17

Amended and Restated License Agreement between MGI Luxury Group, S.A., a wholly-owned Swiss subsidiary of Movado Group, Inc., Lacoste S.A., Sporloisirs S.A. and Lacoste Alligator S.A., dated March 28, 2014 with an effective date as of January 1, 2015. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed, December 30, 2014.

10.18

License agreement dated January 1, 1992, between The Hearst Corporation and the Registrant, as amended on January 17, 1992. Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-666000).

10.19

Letter Agreement between the Registrant and The Hearst Corporation dated October 24, 1994 executed October 25, 1995 amending License Agreement dated as of January 1, 1992, as amended. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1995.

10.20

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

10.23

Third Amendment entered into as of November 13, 2013 to Amended and Restated License Agreement dated September 16, 2009 by and between the Registrant, Swissam Products Limited and Tommy Hilfiger Licensing, LLC. Incorporated herein by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2014.

10.24

Amended and Restated License Agreement, effective as of January 1, 2012 by and between MGI Luxury Group, S.A. and Hugo Boss Trademark Management GmbH & Co. KG. Incorporated herein by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2012.

10.25

License Agreement entered into as of March 22, 2012 by and between the Registrant and Ferrari S.p.A. Incorporated herein by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2012.

Exhibit Number	Description
10.26

License Agreement entered into November 21, 2005 by and between the Registrant, Swissam Products Limited and L.C. Licensing, Inc. Incorporated herein by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2006.

10.27

Second Amendment to License Agreement between L.C. Licensing, Inc., Movado Group, Inc. and Swissam Products Limited dated as of December 6, 2010, further amending the License Agreement dated as of November 15, 2005. Incorporated herein by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2011.

10.28

Third Amendment dated as of June 1, 2011 to the License Agreement dated as of November 15, 2005 by and between L.C. Licensing, Inc., Registrant and Swissam Products Limited. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011.

10.29

Fourth Amendment dated as of September 28, 2012 to the License Agreement dated as of November 15, 2005 by and between L.C. Licensing, Inc. (now ABG Juicy Couture, LLC), Registrant and Swissam Products Limited. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2012.

10.30

Fifth Amendment effective as of January 1, 2014 to the License Agreement dated as of November 15, 2005 by and between ABG Juicy Couture, LLC (previously L.C. Licensing, Inc.), Registrant and Swissam Products Limited. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2015.

10.31

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

101

The following materials from the Company’s Form 10-K for the year ended January 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Equity, (vi) Notes to the Consolidated Financial Statements, (vii) Schedule II- Valuation and Qualifying Accounts and Reserves.

*

Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to long-term debt not exceeding 10 percent of the total assets of Registrant and its subsidiaries on a consolidated basis are not filed as exhibits to this report. Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

**	Constitutes a compensatory plan or arrangement.
***	Filed herewith.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Movado Group, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)1 present fairly, in all material respects, the financial position of Movado Group, Inc. and its subsidiaries (the “Company”) at January 31, 2017 and January 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2017 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

March 20, 2017

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Year Ended January 31,
	2017	2016	2015
Net sales	$552,752	$594,923	$586,980
Cost of sales	257,935	277,993	276,998
Gross profit	294,817	316,930	309,982
Selling, general, and administrative	240,836	246,823	238,495
Operating income	53,981	70,107	71,487
Other expense (Note 6)	(1,282)	—	—
Interest expense	(1,464)	(1,109)	(489)
Interest income	219	127	166
Income before income taxes	51,454	69,125	71,164
Provision for income taxes (Note 7)	16,315	23,360	19,264
Net income	35,139	45,765	51,900
Less: Net income attributed to noncontrolling interests	78	671	124
Net income attributed to Movado Group, Inc.	$35,061	$45,094	$51,776
Basic income per share:
Weighted basic average shares outstanding	23,070	23,525	25,276
Net income per share attributed to Movado Group, Inc.	$1.52	$1.92	$2.05
Diluted income per share:
Weighted diluted average shares outstanding	23,267	23,774	25,581
Net income per share attributed to Movado Group, Inc.	$1.51	$1.90	$2.02
Dividends paid per share	0.52	$0.44	$0.40

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Fiscal Year Ended January 31,
	2017	2016	2015
Comprehensive income, net of taxes:
Net income including noncontrolling interests	$35,139	$45,765	$51,900
Net unrealized gain / (loss) on investments, net of tax (benefit) of $30, $(15) and $18, respectively	8	(22)	29
Net change in effective portion of hedging contracts, net of tax (benefit) of $(10), $10 and $0, respectively	(37)	50	—
Gain on available-for-sale securities, net of tax benefit of $0, $0 and $50, respectively	—	—	(81)
Foreign currency translation adjustments	8,280	(30,314)	(5,211)
Comprehensive income including noncontrolling interests	43,390	15,479	46,637
Less: Comprehensive income / (loss) attributed to noncontrolling interests	54	734	(291)
Total comprehensive income attributed to Movado Group, Inc.	$43,336	$14,745	$46,928

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 31,	January 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$256,279	$228,188
Trade receivables, net	66,847	71,030
Inventories	153,167	162,465
Other current assets	28,487	27,352
Total current assets	504,780	489,035

Property, plant and equipment, net	34,173	38,553
Deferred and non-current income taxes	24,837	20,323
Other non-current assets	44,012	37,259
Total assets	$607,802	$585,170
LIABILITIES AND EQUITY
Current liabilities:
Loans payable to bank, current	$5,000	$5,000
Accounts payable	27,192	27,308
Accrued liabilities	28,241	28,570
Accrued payroll and benefits	6,820	11,047
Income taxes payable	4,149	6,257
Total current liabilities	71,402	78,182

Loans payable to bank	25,000	35,000
Deferred and non-current income taxes payable	3,322	2,640
Other non-current liabilities	34,085	28,201
Total liabilities	133,809	144,023

Commitments and contingencies (Note 9)
Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 27,176,656 and 26,962,656 shares issued and outstanding, respectively	272	270
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,644,105 and 6,644,105 shares issued and outstanding, respectively	66	66
Capital in excess of par value	185,354	178,118
Retained earnings	415,919	392,788
Accumulated other comprehensive income	76,780	68,505
Treasury Stock, 10,869,321 and 10,664,512 shares, respectively, at cost	(204,398)	(199,195)
Total Movado Group, Inc. shareholders' equity	473,993	440,552
Noncontrolling interests	—	595
Total equity	473,993	441,147
Total liabilities and equity	$607,802	$585,170

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended January 31,
	2017	2016	2015
Cash flows from operating activities:
Net income including noncontrolling interests	$35,139	$45,765	$51,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,507	13,156	12,469
Write-down of inventories	2,757	3,108	2,514
Transactional losses / (gains)	2,041	(2,388)	2,493
Deferred income taxes	(3,753)	(1,817)	6,316
Gain on available-for-sale securities	—	—	(131)
Stock-based compensation	7,281	6,123	5,753
Excess tax expense / (benefit) from stock-based compensation	265	31	(1,270)
Impairment of long-term investment	1,282	—	—
Operating efficiency initiatives and other items	—	3,996	—
Loss on disposal of fixed assets	—	310	—
Changes in assets and liabilities:
Trade receivables	2,878	(354)	(9,334)
Inventories	7,442	(3,133)	4,523
Other current assets	512	2,808	(3,323)
Accounts payable	(401)	774	(5,357)
Accrued liabilities	244	(94)	(1,582)
Accrued payroll and benefits	(4,227)	6,035	(9,443)
Income taxes payable	(2,479)	(746)	4,300
Other non-current assets	(7,569)	1,864	(3,954)
Other non-current liabilities	5,499	(848)	3,722
Net cash provided by operating activities	58,418	74,590	59,596
Cash flows from investing activities:
Capital expenditures	(5,920)	(8,070)	(11,132)
Trademarks and other intangibles	(328)	(650)	(118)
Short-term investment	(152)	—	—
Long-term investment	—	—	(1,200)
Restricted cash deposits	(1,156)	(435)	—
Proceeds from short-term investment	—	—	33,736
Proceeds from available-for-sale securities	—	—	307
Net cash (used in) / provided by investing activities	(7,556)	(9,155)	21,593
Cash flows from financing activities:
Proceeds from bank borrowings	3,000	50,000	—
Repayments of bank borrowings	(13,000)	(10,000)	—
Stock options exercised and other changes	(296)	(25)	291
Excess tax (expense) / benefit from stock-based compensation	(265)	(31)	1,270
Stock repurchase	(3,864)	(48,748)	(26,382)
Purchase of incremental ownership of joint venture	(1,320)	(4,267)	—
Debt issuance cost	—	(339)	(936)
Distribution of noncontrolling interest earnings	—	—	(319)
Dividends paid	(11,930)	(10,312)	(10,104)
Net cash (used in) financing activities	(27,675)	(23,722)	(36,180)
Effect of exchange rate changes on cash and cash equivalents	4,904	(13,377)	(2,816)
Net increase in cash and cash equivalents	28,091	28,336	42,193
Cash and cash equivalents at beginning of year	228,188	199,852	157,659
Cash and cash equivalents at end of year	$256,279	$228,188	$199,852

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except per share amounts)

	Movado Group, Inc. Shareholders' Equity
	Preferred Stock	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interests	Total
Balance, January 31, 2014	$—	$266	$66	$165,342	$316,334	$103,702	$(122,406)	$2,686	$465,990
Net income					51,776			124	51,900
Dividends ($0.40 per share)					(10,104)				(10,104)
Stock options exercised, net of tax benefit of $1,270		2		2,967			(1,408)		1,561
Distribution of noncontrolling interest earnings								(319)	(319)
Stock repurchase							(26,382)		(26,382)
Supplemental executive retirement plan				93					93
Stock-based compensation expense				5,753					5,753
Stock donation				671			385		1,056
Net unrealized gain on investments, net of tax of $18						29			29
Gain on available-for-sale securities, net of tax benefit of $50						(81)			(81)
Foreign currency translation adjustment (3)						(4,796)		(415)	(5,211)
Balance, January 31, 2015	—	268	66	174,826	358,006	98,854	(149,811)	2,076	484,285
Net income					45,094			671	45,765
Dividends ($0.44 per share)					(10,312)				(10,312)
Stock options exercised, net of tax of $31		2		578			(636)		(56)
Joint venture incremental share purchase				(3,613)				(2,215)	(5,828)
Stock repurchase							(48,748)		(48,748)
Supplemental executive retirement plan				204					204
Stock-based compensation expense				6,123					6,123
Net unrealized loss on investments, net of tax benefit of $15						(22)			(22)
Net change in effective portion of hedging contracts, net of tax of $10						50			50
Foreign currency translation adjustment (3)						(30,377)		63	(30,314)
Balance, January 31, 2016	—	270	66	178,118	392,788	68,505	(199,195)	595	441,147
Net income					35,061			78	35,139
Dividends ($0.52 per share)					(11,930)				(11,930)
Stock options exercised, net of tax of $265		2		776			(1,339)		(561)
Joint venture incremental share purchase				(1,011)				(649)	(1,660)
Stock repurchase							(3,864)		(3,864)
Supplemental executive retirement plan				190					190
Stock-based compensation expense				7,281					7,281
Net unrealized gain on investments, net of tax of $30						8			8
Net change in effective portion of hedging contracts, net of tax benefit of $10						(37)			(37)
Foreign currency translation adjustment (3)						8,304		(24)	8,280
Balance, January 31, 2017	$—	$272	$66	$185,354	$415,919	$76,780	$(204,398)	$—	$473,993

See Notes to Consolidated Financial Statement

(1)	Each share of common stock is entitled to one vote per share on all matters submitted to a vote of the shareholders.
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

NOTES TO MOVADO GROUP, INC.’S CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Movado Group, Inc. (together with its subsidiaries, the “Company”) designs, sources, markets and distributes quality watches with prominent brands in almost every price category comprising the watch industry. In fiscal 2017, the Company marketed nine distinct brands of watches: Coach, Concord, Ebel, Scuderia Ferrari, HUGO BOSS, Juicy Couture, Lacoste, Movado, and Tommy Hilfiger.

Movado (with the exception of certain Movado collections, including Movado BOLD), Ebel and Concord watches are manufactured in Switzerland by independent third party assemblers and are manufactured using Swiss movements. All of the Company’s products are manufactured using components obtained from third party suppliers. Certain Movado collections of watches, including Movado BOLD, are manufactured by independent contractors in Asia using Swiss movements. Coach, Tommy Hilfiger, HUGO BOSS, Juicy Couture, Lacoste and Scuderia Ferrari watches are manufactured by independent contractors in Asia.

In addition to its sales to trade customers and independent distributors, the Company also operates retail outlet locations throughout the United States, through which it sells discontinued models and factory seconds of all of the Company’s watches.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated.

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

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

The financial statements of the Company’s international subsidiaries have been translated into United States dollars by translating balance sheet accounts at year-end exchange rates and statement of operations accounts at average exchange rates for the year. Foreign currency transaction gains and losses are charged or credited to earnings as incurred. Foreign currency translation gains and losses are reflected in the equity section of the Company’s consolidated balance sheets in Accumulated Other Comprehensive Income. The balance of the foreign currency translation adjustment, included in Accumulated Other Comprehensive Income, was $76.6 million and $68.3 million as of January 31, 2017 and 2016, respectively.

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

The Company’s trade customers include department stores, jewelry store chains and independent jewelers. All of the Company’s watch brands, except ESQ Movado, are also marketed outside the U.S. through a network of independent distributors. Accounts receivable are stated net of doubtful accounts, returns and allowances of $18.9 million (additionally $2.2 million of allowances were recorded in non-current assets), $17.7 million (additionally $1.6 million of allowances were recorded in non-current assets) and $16.6 million (additionally $0.5 million of allowances were recorded in non-current assets) at January 31, 2017, 2016 and 2015, respectively. Accounts receivable are also stated net of co-operative advertising allowances of $7.8 million, $9.8 million, and $13.2 million at January 31, 2017, 2016, and 2015, respectively. Co-operative advertising allowances are credits taken by the customer at a future date on previously executed co-operative advertising.

The Company’s concentrations of credit risk arise primarily from accounts receivable related to trade customers during the peak selling seasons. The Company has significant accounts receivable balances due from major national chain and department stores. The Company’s results of operations could be materially adversely affected in the event any of these customers or a group of these customers defaulted on all or a significant portion of their obligations to the Company as a result of financial difficulties. As of January 31, 2017, except for those accounts provided for in the reserve for doubtful accounts, the Company knew of no situations with any of the Company’s major customers which would indicate any such customer’s inability to make its required payments.

In fiscal 2017, sales to Signet Jewelers Limited, and their respective affiliates, represented approximately 11.6% of the Company’s total net sales, and approximately 13.3% of the Company’s net sales in the Wholesale segment.

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

Intangibles

Intangible assets consist primarily of trademarks and developed technology and are recorded at cost. Trademarks and developed technology are amortized over a range from three to ten years. At January 31, 2017 and 2016, intangible assets at cost were $8.1 million and $7.9 million, respectively, and related accumulated amortization of intangibles was $6.8 million and $6.4 million, respectively. Amortization expense for fiscal 2017, 2016 and 2015 was $0.4 million, $0.3 million and $0.3 million, respectively.

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

Capitalized Software Costs

The Company capitalizes certain computer software costs after technological feasibility has been established. The costs are amortized utilizing the straight-line method over the economic lives of the related products ranging from two to ten years.

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

Revenue Recognition

In the Wholesale segment, the Company recognizes its revenues upon transfer of title and risk of loss in accordance with its FOB shipping point terms of sale and after the sales price is fixed and determinable and collectability is reasonably assured. In the Retail segment, transfer of title and risk of loss occurs at the time of register receipt. The Company records estimates for sales returns, volume-based programs and sales and cash discount allowances as a reduction of revenue in the same period that the sales are recorded. These estimates are based upon historical analysis, customer agreements and/or currently known factors that arise in the normal course of business. While returns have historically been within the Company’s expectations and the provisions established, future return rates may differ from those experienced in the past. Taxes imposed by governmental authorities on the Company's revenue-producing activities with customers, such as sales taxes and value added taxes, are excluded from net sales.

During the fourth quarter of fiscal 2016, the Company announced the launch of two distinct smart watch collections with iOS and Android compatible software apps: Movado Motion and Movado’s BOLD Motion. During the first quarter of fiscal 2017, the Company announced the expansion of its use of smartwatch technology to its licensed brands portfolio, including Coach, HUGO BOSS, Lacoste, Juicy Couture, Tommy Hilfiger, and Scuderia Ferrari. Smart watches contain hardware and software components. Software components consist of both firmware embedded in the physical watch as well as an app that will run on iOS and Android mobile devices. The hardware and software components function together to deliver the watches’ essential functionality. As typical with numerous consumer products containing embedded or companion software, updates to the software will be provided from time to time, when and if available. Updates are generally limited to bug fixes or enhancements that incrementally improve on the existing functionality. Arrangements, including those that combine hardware (watch) with software that function together to deliver the watch’s essential functionality, are considered multiple element arrangements and are subject to the accounting principles applicable to such arrangements.

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

The Company has identified multiple deliverables contained in its smart watch collections. The first deliverable is the watch along with the software essential to the functionality of the watch delivered at the time of sale. The second deliverable is the software included free of charge that enables users to sync and view data on the Company’s mobile app. The third deliverable is the embedded right included with the purchase to receive unspecified firmware and software upgrades, when and if available. The Company allocates revenue to all deliverables using the relative selling price method. Amounts allocated to the delivered smart watch collections and the related essential software are recognized at the time of sale, provided the other conditions for revenue recognition have been met. Amounts allocated to the cloud service and app updates are deferred and recognized on a straight-line basis over the estimated two year period the updates are expected to be provided. During the fourth quarter of fiscal 2016, the Company launched its first smart watch collections, followed by additional smart watch launches during fiscal 2017. The smart watches were available in limited quantities and in limited distribution, and, as a result, these deferred amounts were immaterial as of January 31, 2017 and January 31, 2016.

Cost of Sales

Cost of sales of the Company’s products consist primarily of costs for raw materials, component costs, royalties, depreciation, amortization, assembly costs, design costs and unit overhead costs associated with the Company’s supply chain operations in Switzerland and Asia. The Company’s supply chain operations consist of logistics management of assembly operations and product sourcing in Switzerland and Asia and minor assembly in Switzerland.

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

Warranty liability for the fiscal years ended January 31, 2017, 2016 and 2015 was as follows (in thousands):

	2017	2016	2015
Balance, beginning of year	$2,556	$2,710	$2,660
Provision charged to operations	2,092	1,630	2,710
Settlements made	(1,920)	(1,784)	(2,660)
Balance, end of year	$2,728	$2,556	$2,710

Pre-opening Costs

Costs associated with the opening of retail stores are expensed in the period incurred.

Marketing

The Company expenses the production costs of an advertising campaign at the commencement date of the advertising campaign. Included in marketing expenses are costs associated with co-operative advertising, media advertising, digital advertising, production costs and costs of point of sale materials and displays. These costs are recorded as SG&A expenses. The Company participates in co-operative advertising programs on a voluntary basis and receives a “separately identifiable benefit in exchange for the consideration.” Since the amount of consideration paid to the retailer does not exceed the fair value of the benefit received by the Company, these costs are recorded as SG&A expenses as opposed to being recorded as a reduction of revenue. Marketing expense for fiscal 2017, 2016 and 2015 was $75.7 million, $77.6 million and $74.9 million, respectively.

Included in other current assets in the consolidated balance sheets as of January 31, 2017 and 2016 are prepaid advertising costs of $0.5 million and $0.5 million, respectively. These prepaid costs represent advertising costs paid to licensors in advance, pursuant to the Company’s licensing agreements and sponsorships.

Shipping and Handling Costs

Amounts charged to customers for shipping and handling were $1.9 million, $2.2 million and $2.4 million for fiscal years 2017, 2016 and 2015, respectively. The costs related to shipping and handling were $5.6 million, $6.5 million and $6.3 million for fiscal years 2017, 2016 and 2015, respectively. These amounts incurred by the Company related to shipping and handling are included in net sales and cost of goods sold.

Collaborative Arrangement

The Company from time to time participates in collaborative arrangements. These types of arrangements typically involve one (or more) parties who are active participants in the collaboration and are exposed to significant risks and rewards dependent on the commercial success of the activities. These arrangements usually involve various activities by one or more parties, including design, development, distribution and marketing. Amounts due between partners in the arrangement related to sales and related activities are generally recorded in the Company’s cost of sales while general and administrative activities are recorded as an adjustment to selling, general and administrative expenses.

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

The weighted-average number of shares outstanding for basic earnings per share were approximately 23,070,000, 23,525,000 and 25,276,000 for fiscal 2017, 2016 and 2015, respectively. For the fiscal years ended January 31, 2017, 2016 and 2015, the number of shares outstanding for diluted earnings per share were approximately 23,267,000, 23,774,000 and 25,581,000, respectively. For the fiscal years ended January 31, 2017, 2016 and 2015, the number of shares outstanding for diluted earnings per share included approximately 197,000, 249,000 and 305,000 due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans.

For the fiscal years ended January 31, 2017, 2016 and 2015 approximately 785,000, 637,000 and 102,000, respectively, of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

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

NOTE 2 – INVENTORIES

Inventories consisted of the following (in thousands):

	As of January 31,
	2017	2016
Finished goods	$112,297	$117,627
Component parts	38,482	41,041
Work-in-process	2,388	3,797
	$153,167	$162,465

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consisted of the following (in thousands):

	As of January 31,
	2017	2016
Land and buildings	$1,490	$1,574
Furniture and equipment	59,163	58,617
Computer software	32,077	31,747
Leasehold improvements	32,307	31,646
Design fees and tooling costs	1,787	1,399
	126,824	124,983
Less: accumulated depreciation	(92,651)	(86,430)
	$34,173	$38,553

Depreciation and amortization expense from operations related to property, plant and equipment for fiscal 2017, 2016 and 2015 was $11.9 million, $12.4 million and $11.9 million, respectively, which includes computer software amortization expense for fiscal 2017, 2016 and 2015 of $3.5 million, $3.5 million and $3.0 million, respectively.

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

As of January 31, 2017, $30.0 million in loans were drawn under the Facility. Additionally, approximately $0.3 million in letters of credit, which were outstanding under the Borrower’s pre-existing asset-based revolving credit facility that was concurrently terminated when the Credit Agreement became effective, are deemed to be issued and outstanding under the Facility. As of January 31, 2017, availability under the Facility was approximately $69.7 million.

Borrowings under the Facility bear interest at rates selected periodically by the Company at LIBOR plus a spread ranging from 1.25% to 1.75% per annum, based on the Company’s consolidated leverage ratio or at a base rate plus a spread ranging from 0.25% to 0.75% per annum based on the Company’s consolidated leverage ratio (as defined in the Credit Agreement). At January 31, 2017, the Company’s spreads were 1.25% over LIBOR and 0.25% over the base rate. The Company has also agreed to pay certain fees and expenses and provide certain indemnities, all of which are customary for such financings.

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

The Borrowers are also subject to a minimum consolidated EBITDA (as defined in the Credit Agreement) test of $50.0 million, measured at the end of each fiscal quarter based on the four most recent fiscal quarters and a consolidated leverage ratio (as defined in the Credit Agreement) covenant not to exceed 2.50 to 1.00, measured as of the last day of each fiscal quarter. As of January 31, 2017, the Company was in compliance with its covenants under the Credit Agreement.

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

As of January 31, 2017, the Company classified $5.0 million of the outstanding balance under the Facility as current based on voluntary payments estimated to be made in the next twelve months, with the remainder classified as long-term debt based on the 2020 maturity date of the Facility and the Company's intent and ability to refinance its obligations thereunder.

As of January 31, 2017, Bank of America, N.A. issued two irrevocable standby letters of credit in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada. As of January 31, 2017, the Company had outstanding letters of credit totaling $0.3 million with expiration dates through May 31, 2017.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified maturity with a Swiss bank. As of January 31, 2017 and 2016, these lines of credit totaled 6.5 million Swiss francs and 5.0 million Swiss francs with a dollar equivalent of $6.6 million and $4.9 million, respectively. As of January 31, 2017 and 2016, there were no borrowings against these lines. As of January 31, 2017, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.2 million, in various foreign currencies, of which $0.6 million is a restricted deposit as it relates to lease agreements. As of January 31, 2016, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.0 million, of which $0.4 million is a restricted deposit as it relates to a lease agreement.

NOTE 5 – DERIVATIVE FINANCIAL INSTRUMENTS

As of January 31, 2017, the Company’s entire net forward contracts hedging portfolio consisted of 20.0 million Swiss francs equivalent, 5.9 million Euros equivalent and 4.8 million British Pounds equivalent with various expiry dates ranging through July 6, 2017.

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for derivatives as of January 31, 2017 and 2016 (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	2017 Fair Value	2016 Fair Value	Balance Sheet Location	2017 Fair Value	2016 Fair Value
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$145	$1	Accrued Liabilities	$211	$1,163
Total Derivative Instruments		$145	$1		$211	$1,163

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	2017 Fair Value	2016 Fair Value	Balance Sheet Location	2017 Fair Value	2016 Fair Value
Derivatives designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$—	$63	Accrued Liabilities	$—	$—
Total Derivative Instruments		$—	$63		$—	$—

As of January 31, 2017 and 2016, the balance of deferred net gains on derivative financial instruments documented as cash flow hedges included in accumulated other comprehensive income (“AOCI”) were immaterial for both periods, respectively. The maximum length of time the Company hedges its exposure to the fluctuation in future cash flows for forecasted transactions is 24 months. For the fiscal year ended January 31, 2017, the Company reclassified from AOCI to earnings $0.4 million of net gains, net of tax of $0.1 million. For the fiscal year ended January 31, 2016, the amount the Company reclassified from AOCI to earnings was immaterial. No ineffectiveness has been recorded in fiscal years 2017 and 2016, respectively.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of January 31, 2017 and 2016 (in thousands):

		Fair Value at January 31, 2017
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$309	$—	$—	$309
Short-term investment	Other current assets	154	—	—	154
SERP assets - employer	Other non-current assets	1,091	—	—	1,091
SERP assets - employee	Other non-current assets	30,831	—	—	30,831
Hedge derivatives	Other current assets	—	145	—	145
Total		$32,385	$145	$—	$32,530
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$30,831	$—	$—	$30,831
Hedge derivatives	Accrued liabilities	—	211	—	211
Total		$30,831	$211	$—	$31,042

		Fair Value at January 31, 2016
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$268	$—	$—	$268
SERP assets - employer	Other non-current assets	1,168	—	—	1,168
SERP assets - employee	Other non-current assets	24,853	—	—	24,853
Hedge derivatives	Other current assets	—	64	—	64
Total		$26,289	$64	$—	$26,353
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$24,853	$—	$—	$24,853
Hedge derivatives	Accrued liabilities	—	1,163	—	1,163
Total		$24,853	$1,163	$—	$26,016

The fair values of the Company’s available-for-sale securities are based on quoted prices.  The fair value of the short-term investment, which is a guaranteed investment certificate, is based on its purchase price plus one half of a percent calculated annually. The assets related to the Company’s defined contribution supplemental executive retirement plan (“SERP”) consist of both employer (employee unvested) and employee assets which are invested in investment funds with fair values calculated based on quoted market prices. The SERP liability represents the Company’s liability to the employees in the plan for their vested balances. The hedge derivatives are entered into by the Company principally to reduce its exposure to Swiss franc and Euro exchange rate risks. Fair values of the Company’s hedge derivatives are calculated based on quoted foreign exchange rates and quoted interest rates. The carrying amount of debt approximated fair value as of January 31, 2017. The Company had a long-term investment, which converted to common and preferred shares of a privately held company during the second quarter of fiscal 2016, accounted for under the cost method, with a carrying value of $1.3 million. This investment was tested quarterly for any impairment. Due to the increasingly competitive and difficult market conditions, the operating performance and business outlook for the Company’s long-term investment declined significantly during fiscal 2017. As such, the Company determined the investment experienced an other than temporary impairment and recorded a charge of $1.3 million, in other expenses in the Company’s Consolidated Statements of Operations, to reduce the carrying value to zero in the United States location of the Wholesale segment.

NOTE 7 - INCOME TAXES

Income before provision for income taxes on a legal entity basis consists of the following (in thousands):

	2017	2016	2015
U.S. income before taxes	$26,299	$44,384	$34,099
Non-U.S. income before taxes	25,155	24,741	37,065
Income before income taxes	$51,454	$69,125	$71,164

The Company conducts business globally and, as a result, is subject to income taxes in the U.S. federal, state, local and foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities in many countries, such as Germany, Hong Kong, Switzerland and the United States. The Company is no longer subject to income tax examination for years ended prior to January 31, 2013, with few exceptions.

The provision for income taxes for the fiscal years ended January 31, 2017, 2016 and 2015 consists of the following components (in thousands):

	2017	2016	2015
Current:
U.S. Federal	$14,079	$17,776	$8,412
U.S. State and Local	1,117	1,434	770
Non-U.S.	5,091	5,291	3,945
	20,287	24,501	13,127
Deferred:
U.S. Federal	(4,231)	(1,995)	3,763
U.S. State and Local	(167)	(228)	420
Non-U.S.	426	1,082	1,954
	(3,972)	(1,141)	6,137
Provision for income taxes	$16,315	$23,360	$19,264

Significant components of the Company’s deferred income tax assets and liabilities as of January 31, 2017 and 2016 are as follows (in thousands):

	2017 Deferred Taxes		2016 Deferred Taxes
	Assets	Liabilities	Assets	Liabilities
Net operating loss carryforwards	$10,516	$—	$9,182	$—
Inventory	3,782	—	3,103	—
Unprocessed returns	1,200	—	1,538	—
Receivables allowances	1,151	—	847	—
Deferred compensation	18,955	—	16,286	—
Unrepatriated earnings	—	2,956	—	2,877
Capital loss carryforwards	389		216	—
Depreciation/amortization	—	1,245	—	1,234
Other provisions/accruals	207	—	200	—
Miscellaneous	955	—	992	—
	37,155	4,201	32,364	4,111
Valuation allowance	(8,714)	—	(8,089)	—
Total deferred tax assets and liabilities	$28,441	$4,201	$24,275	$4,111

As of January 31, 2017, the Company had no U.S. federal net operating loss carryforwards and had U.S. state and foreign net operating loss carryforwards of approximately $9.3 million and $38.1 million, respectively, with expiration dates ranging from 1-19 years and some foreign jurisdictions with an indefinite carryforward period. Of the foreign net operating losses, $15.9 million are related to Switzerland and the remaining is related to Germany and other foreign countries.

A valuation allowance is required to be established unless management determines it is more likely than not that the Company will ultimately utilize the tax benefit associated with a deferred tax asset. The Company has U.S. state and foreign valuation allowances of $0.1 million and $8.6 million, respectively, which are primarily related to net operating loss carryforwards.

Management will continue to evaluate the appropriate level of valuation allowance on all deferred tax assets considering such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax and business strategies that could potentially enhance the likelihood of realization of the deferred tax assets.

The recognition of deductible windfall tax benefits related to stock-based compensation is prohibited until realized through a reduction to income taxes payable. Shortfall tax expenses of $0.3 million and $0.0 million and windfall tax benefit of $1.3 million, were recorded in additional paid-in-capital during fiscal years 2017, 2016 and 2015, respectively.

The provision for income taxes differs from the U.S. federal statutory rate due to the following (in thousands):

	Fiscal Year Ended January 31,
	2017	2016	2015
Provision for income taxes at the U.S. statutory rate	$18,009	$24,194	$24,906
Lower effective non-U.S. income tax rate	(4,725)	(4,463)	(7,257)
Change in valuation allowance	828	986	1,298
U.S. tax provided on earnings of non-U.S. subsidiaries	541	1,029	639
Change in liabilities for uncertain tax positions, net	215	(98)	179
State and local taxes, net of federal benefit	617	1,234	693
(Benefit) provided on intercompany transactions	—	—	(1,652)
Other, net	830	478	458
Total provision for income taxes	$16,315	$23,360	$19,264

The effective tax rate for fiscal 2017 was 31.7%, primarily as a result of foreign profits being taxed in lower taxing jurisdictions offset by no tax benefit being recognized on certain earnings of foreign subsidiaries and U.S. tax provided on earnings of non-U.S. subsidiaries. The effective tax rate for fiscal 2016 was 33.8% primarily as a result of foreign profits being taxed in lower taxing jurisdictions offset by U.S. tax provided on earnings of non-U.S. subsidiaries. The effective tax rate for fiscal 2015 was 27.1%, primarily as a result of foreign profits being taxed in lower taxing jurisdictions and the recognition of a tax benefit related to intercompany profit in certain jurisdictions.

The Company performs a quarterly assessment reviewing its global cash projections and investment needs, and considers such factors as projected future results, continued need for investment in the overseas business as well as cash needs in the U.S., among other countries. The Company has recorded a federal income tax liability of $3.0 million related to $12.7 million of pre-2013 foreign earnings which have been earmarked for future repatriation. This deferred tax liability is net of the estimated foreign tax credits that would be generated upon repatriation of such earnings. A deferred tax liability has not been recorded for the remaining undistributed foreign earnings of approximately $307 million, because the Company intends to permanently reinvest such earnings in its foreign operations. It is not practicable to estimate the amount of tax that may be payable on the eventual distribution of these earnings.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (exclusive of interest) for the fiscal years ended January 31, 2017, 2016 and 2015 are as follows (in thousands):

	2017	2016	2015
Beginning balance	$2,481	$2,657	$2,740
Additions for tax positions taken in the current year	142	175	128
Lapse of statute of limitations	—	(311)	(34)
Non U.S. currency exchange fluctuations	(4)	(40)	(177)
Ending balance	$2,619	$2,481	$2,657

Included in the balances at January 31, 2017, January 31, 2016 and January 31, 2015 are $2.6 million, $2.4 million, and $2.5 million of unrecognized tax benefits which would impact the Company’s effective tax rate, if recognized. Interest and penalties, if any, related to unrecognized tax benefits are recorded as income tax expense in the consolidated statement of operations. As of January 31, 2017, January 31, 2016 and January 31, 2015, the Company had $0.7 million, $0.6 million and $0.7 million, respectively of accrued interest (net of tax benefit) and penalties related to unrecognized tax benefits. During fiscal years 2017, 2016 and 2015, the Company accrued $0.1 million, $0.1 million and $0.1 million of interest (net of tax benefit) and penalties. It is reasonably possible that within the next 12 months unrecognized tax benefits could decrease by up to $0.6 million, exclusive of interest and penalties, due to the closure of audit periods in multiple taxing jurisdictions. We expect that the majority of the decrease would impact the Company’s effective tax rate, if recognized.

NOTE 8 – LEASES

The Company leases office, distribution, retail and manufacturing facilities, and office equipment under operating leases, which expire at various dates through February 2027. Certain leases include renewal options and the payment of real estate taxes and other occupancy costs. Some leases also contain rent escalation clauses (step rents) that require additional rent amounts in the later years of the term. Rent expense for leases with step rents is recognized on a straight-line basis over the minimum lease term. Likewise, capital funding and other lease concessions that are occasionally provided to the Company are recorded as deferred rent and amortized on a straight-line basis over the minimum lease term as adjustments to rent expense. Rent expense for equipment and distribution, factory and office facilities under operating leases was approximately $14.2 million, $13.5 million and $13.5 million in fiscal 2017, 2016 and 2015, respectively.

Minimum annual rentals under noncancelable operating leases as of January 31, 2017, excluding real estate taxes and operating costs, are as follows (in thousands):

Fiscal Year Ending January 31,
2018	$13,097
2019	9,013
2020	5,301
2021	3,558
2022	3,282
Thereafter	13,288
$47,539

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company has minimum commitments related to the Company’s license agreements and endorsement agreements with brand ambassadors. The Company sources, distributes, advertises and sells watches pursuant to its exclusive license agreements with unaffiliated licensors. Royalty amounts under the license agreements are generally based on a stipulated percentage of revenues, although most of these agreements contain provisions for the payment of minimum annual royalty amounts. The license agreements have various terms and some have additional renewal options, provided that minimum sales levels are achieved. Additionally, the license agreements require the Company to pay minimum annual advertising amounts. As of January 31, 2017, the total amount of the Company’s minimum commitments related to its license agreements and endorsement agreements was $116.8 million.

The Company had outstanding purchase obligations of $68.8 million with suppliers at the end of fiscal 2017 primarily for raw materials, finished watches and packaging in the normal course of business. These purchase obligation amounts do not represent total anticipated purchases but represent only amounts to be paid for items required to be purchased under agreements that are enforceable, legally binding and specify minimum quantity, price and term.

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

As of January 31, 2017, the Company recorded $1.0 million in restricted cash deposits in other current assets on the Company’s Consolidated Balance Sheet, related to a certain vendor agreement.

In December 2016, U.S. Customs and Border Protection (“U.S. Customs”) issued an audit report concerning the methodology used by the Company to allocate the cost of certain watch styles imported into the U.S. among the component parts of those watches for tariff purposes. The report disputes the reasonableness of the Company’s historical allocation formulas and proposes an alternative methodology that would imply approximately $5.1 million in underpaid duties over the five-year period covered by the statute of limitations. The Company believes that U.S. Customs’ alternative duty methodology and estimate are not consistent with the Company’s facts and circumstances and is disputing U.S. Customs’ position. On February 24, 2017, the Company provided U.S. Customs with supplemental analyses and information supporting the Company’s historical allocation formulas and requested a meeting to discuss that information. Although the Company disagrees with U.S. Customs’ position, it cannot predict with any certainty the outcome of this matter. The Company intends to continue to work with U.S. Customs to reach a mutually-satisfactory resolution.

The Company is involved in legal proceedings and claims from time to time, in the ordinary course of its business. Legal reserves are recorded in accordance with the accounting guidance for contingencies. Contingencies are inherently unpredictable and it is possible that results of operations, balance sheets or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, such matters. For those legal proceedings and claims for which the Company believes that it is probable and reasonably estimable that a loss may result, the Company records a reserve for the potential loss. For proceedings and claims where the Company believes it is reasonably possible that a loss may result that is materially in excess of amounts accrued for the matter, the Company either discloses an estimate of such possible loss or range of loss or includes a statement that such an estimate cannot be made. As of January 31, 2017, the Company is party to legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition, future results of operations beyond the amounts accrued, or cash flows.

NOTE 10 – STOCK-BASED COMPENSATION

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

The weighted-average assumptions used with the Black-Scholes option-pricing model for the calculation of the fair value of stock option grants during fiscal 2017 were: expected term of 6.0 years; risk-free interest rate of 1.42%; expected volatility of 47.81% and dividend yield of 1.01%. The weighted-average grant date fair value of options granted during the fiscal year ended January 31, 2017 was $11.17. The weighted-average assumptions used with the Black-Scholes option-pricing model for the calculation of the fair value of stock option grants during fiscal 2016 were: expected term of 5.0 years; risk-free interest rate of 1.34%; expected volatility of 48.77% and dividend yield of 0.81%. The weighted-average grant date fair value of options granted during the fiscal year ended January 31, 2016 was $12.31. The weighted-average assumptions used with the Black-Scholes option-pricing model for the calculation of the fair value of stock option grants during fiscal 2015 were: expected term of 5.0 years; risk-free interest rate of 1.64%; expected volatility of 51.13% and dividend yield of 0.68%. The weighted-average grant date fair value of options granted during the fiscal year ended January 31, 2015 was $17.99.

Total compensation expense for stock option grants recognized during the fiscal years ended January 31, 2017, 2016 and 2015 was approximately $1.3 million, net of tax of $0.8 million and $1.1 million, net of tax of $0.6 million and $1.2 million, net of tax of $0.7 million, respectively. Expense related to stock option compensation is recognized on a straight-line basis over the vesting term. As of January 31, 2017, there was approximately $2.1 million of unrecognized compensation cost related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 1.8 years. Total consideration received for stock option exercises during the fiscal years ended January 31, 2017, 2016 and 2015 was approximately $1.0 million, $0.6 million and $1.7 million, respectively. The windfall tax expense realized on these exercises in fiscal 2017 was approximately $0.1 million.

Transactions for stock options under the Plan since fiscal 2014 are summarized as follows:

	Outstanding Options	Weighted- Average Exercise Price
January 31, 2014	599,406	$26.24
Options granted	116,880	$41.71
Options exercised	(86,066)	$19.75
Options cancelled	(14,000)	$26.59
January 31, 2015	616,220	$30.08
Options granted	126,880	$30.36
Options exercised	(28,450)	$21.49
Options cancelled	(15,050)	$33.32
January 31, 2016	699,600	$30.41
Options granted	200,346	$26.97
Options exercised	(40,588)	$25.68
Options cancelled	—	$—
January 31, 2017	859,358	$29.83

The total fair value of stock options exercised for the fiscal years ended January 31, 2017, 2016 and 2015 was approximately $0.2 million, $0.2 million and $1.6 million, respectively. The total fair value of the stock options vested for the fiscal years ended January 31, 2017 and 2016 was approximately $2.0 million and $2.9 million, respectively. There were no stock options vested for the fiscal year ended January 31, 2015.

The following table summarizes outstanding and exercisable stock options as of January 31, 2017:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$21.03 - $24.02	93,750	3.4	$22.09	68,750	$22.29
$24.03 - $27.02	183,612	5.2	$26.59	183,612	$26.59
$27.03 - $30.02	175,346	9.2	$27.74	—	$—
$30.03 - $33.02	293,570	5.6	$30.98	196,040	$31.28
$33.03 - $42.02	29,780	7.4	$40.52	19,853	$40.52
$42.03 - $45.02	83,300	7.2	$42.12	14,000	$42.12
	859,358	5.7	$29.83	482,255	$28.91

The total intrinsic value of outstanding stock options as of January 31, 2017, 2016 and 2015 was approximately $0.6 million, $0.3 million and $0.2 million, respectively. The total intrinsic value of exercisable stock options as of January 31, 2017, 2016 and 2015 was approximately $0.4 million, $0.3 million and $0.2 million, respectively.

Under the Plan, the Company has the ability to grant stock awards to employees. Stock awards generally vest three to five years from the date of grant. Expense for these grants is recognized on a straight-line basis over the vesting period. The fair value of stock awards is equal to the closing price of the Company’s publicly-traded common stock on the grant date.

For fiscal years 2017, 2016 and 2015, compensation expense for stock awards was approximately $3.2 million, net of tax of $2.0 million, $2.7 million, net of tax of $1.7 million and $2.4 million, net of tax of $1.5 million, respectively. Current accounting guidance requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest and thus, current period compensation expense has been adjusted for estimated forfeitures based on historical data. As of January 31, 2017, there was approximately $5.1 million of unrecognized compensation cost related to unvested stock awards. These costs are expected to be recognized over a weighted-average period of 1.7 years.

Transactions for stock award units under the Plan since fiscal 2014 are summarized as follows:

	Number of Stock Award Units	Weighted- Average Grant Date Fair Value
January 31, 2014	303,170	$24.84
Units granted	164,122	$41.32
Units vested	(118,368)	$18.66
Units forfeited	(11,568)	$33.58
January 31, 2015	337,356	$34.72
Units granted	136,310	$29.48
Units vested	(83,578)	$29.99
Units forfeited	(15,490)	$35.70
January 31, 2016	374,598	$33.83
Units granted	187,777	$27.76
Units vested	(170,010)	$31.85
Units forfeited	(11,207)	$34.50
January 31, 2017	381,158	$31.71

Upon the vesting of a stock award, shares equal to the number of underlying stock award units are issued from the pool of authorized shares. The total fair value of stock award units that vested during fiscal 2017, 2016 and 2015 was approximately $4.8 million, $2.5 million, and $4.9 million, respectively. The windfall tax expense realized on the vested stock awards for fiscal 2017 was $0.2 million. The weighted-average grant date fair values for stock awards for fiscal 2017, 2016, and 2015 were $27.76, $29.48 and $41.32, respectively. Unvested stock award units had a total fair value of approximately $10.3 million, $9.6 million, and $8.1 million for fiscal 2017, 2016 and 2015, respectively.

NOTE 11 – OTHER EMPLOYEE BENEFIT PLANS

The Company maintains an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. In addition, the Company maintains defined contribution employee benefit plans for its employees located in Switzerland. Company contributions and expenses of administering the plans were $3.1 million, $2.9 million and $3.3 million in fiscal 2017, 2016 and 2015, respectively.

The Company maintains a defined contribution Deferred Compensation Plan (also known as a supplemental employee retirement plan or SERP). The SERP provides eligible executives with supplemental retirement benefits in addition to amounts received under the Company’s other retirement plans. The Company makes a matching contribution, up to either 5% or 10% of the executive’s salary, which vests in equal annual installments over five years.

During fiscal 2017, 2016 and 2015, the Company recorded expenses related to the SERP of $0.9 million, which includes $0.3 million related to the retirement of the Company’s former Vice Chairman and Chief Operating Officer, $0.4 million and $0.5 million, respectively.

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income at January 31, consisted of the following (in thousands):

	Currency Translation Adjustments	Available- for-sale securities	Hedging Contracts	Total
Balance, January 31, 2016	$68,265	$189	$51	$68,505
Other comprehensive income / (loss) before reclassifications	8,389	8	(408)	7,989
Amounts reclassified from accumulated other comprehensive income (1)	(85)	—	371	286
Net current-period other comprehensive income / (loss)	8,304	8	(37)	8,275
Balance, January 31, 2017	$76,569	$197	$14	$76,780

	Currency Translation Adjustments	Available- for-sale securities	Hedging Contracts	Total
Balance, January 31, 2015	$98,642	$211	$1	$98,854
Other comprehensive (loss) / income before reclassifications	(30,377)	(22)	50	(30,349)
Amounts reclassified from accumulated other comprehensive income (1)	—	—	—	—
Net current-period other comprehensive (loss) / income	(30,377)	(22)	50	(30,349)
Balance, January 31, 2016	$68,265	$189	$51	$68,505
(1)	Amounts in fiscal 2017 and 2016 were reclassified to earnings in the Consolidated Statements of Operations.

NOTE 13 – SEGMENT AND GEOGRAPHIC INFORMATION

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

The Company divides its business into two major geographic locations: United States operations, and International, which includes the results of all non-U.S. Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 23.1%, 8.9%, 8.1% and 6.3%, respectively, of the Company’s total net sales for fiscal 2017. For fiscal 2016, the Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 21.2%, 10.5%, 7.4% and 6.1%, respectively, of the Company’s total net sales. For fiscal 2015, the Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 18.9%, 11.4%, 7.1% and 8.0%, respectively, of the Company’s total net sales. Substantially all of the Company’s International assets are located in Switzerland and Hong Kong.

Operating Segment Data as of and for the Fiscal Year Ended January 31, (in thousands):

	Net Sales (3)
	2017	2016	2015
Wholesale:
Luxury brands category	$205,396	$219,012	$212,684
Licensed brands category	265,137	297,227	294,316
After-sales service and all other	13,911	13,770	15,260
Total Wholesale	484,444	530,009	522,260
Retail	68,308	64,914	64,720
Consolidated total	$552,752	$594,923	$586,980

	Operating Income (1) (2) (4) (5)
	2017	2016	2015
Wholesale	$41,773	$58,242	$58,236
Retail	12,208	11,865	13,251
Consolidated total	$53,981	$70,107	$71,487

	Total Assets		Capital Expenditures
	2017	2016	2017	2016	2015
Wholesale	$584,518	$562,547	$5,666	$5,902	$9,321
Retail	23,284	22,623	254	2,168	1,811
Consolidated total	$607,802	$585,170	$5,920	$8,070	$11,132

	Depreciation and Amortization
	2017	2016	2015
Wholesale	$9,875	$11,561	$11,053
Retail	1,632	1,595	1,416
Consolidated total	$11,507	$13,156	$12,469

Geographic Location Data as of and for the Fiscal Year Ended January 31, (in thousands):

	Net Sales (3)			Operating Income (1) (2) (4) (5)
	2017	2016	2015	2017	2016	2015
United States	$296,311	$326,206	$320,425	$16,917	$29,867	$18,811
International	256,441	268,717	266,555	37,064	40,240	52,676
Consolidated total	$552,752	$594,923	$586,980	$53,981	$70,107	$71,487

	Total Assets		Property, Plant and Equipment, Net
	2017	2016	2017	2016
United States	$207,246	$215,053	$19,197	$24,517
International	400,556	370,117	14,976	14,036
Consolidated total	$607,802	$585,170	$34,173	$38,553
(1)

Fiscal 2017 Wholesale and United States operating income included a pre-tax charge of $1.8 million, as a result of the immediate vesting of stock awards and certain other compensation related to the announcement of the retirement of Rick Coté, the Company’s former Vice Chairman and Chief Operating Officer, in fiscal 2017.

(2)

Fiscal 2016 Wholesale and United States and International operating income included a $4.0 million charge as a result of actions taken by the Company in fiscal 2016 to achieve greater operating efficiencies and streamline its operations.

(3)

The United States and International net sales are net of intercompany sales of $289.2 million, $309.1 million and $305.1 million for the fiscal years ended January 31, 2017, 2016 and 2015, respectively.

(4)	The United States operating income included $25.5 million, $27.0 million and $19.3 million of unallocated corporate expenses for the fiscal years ended January 31, 2017, 2016 and 2015, respectively.
(5)

The International operating income included $40.0 million, $44.5 million and $47.1 million of certain intercompany profits related to the Company’s supply chain operations for the fiscal years ended January 31, 2017, 2016 and 2015, respectively.

NOTE 14 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents unaudited selected interim operating results of the Company for fiscal 2017 and 2016 (in thousands, except per share amounts):

	Quarter
	1st	2nd	3rd	4th
Fiscal 2017
Net sales	$114,063	$128,086	$179,818	$130,785
Gross profit	$61,317	$70,263	$98,550	$64,687
Income before income taxes	$5,060	$9,796	$29,501	$7,097
Net income	$3,337	$6,355	$20,215	$5,232
Net income attributed to Movado Group, Inc.	$3,308	$6,306	$20,215	$5,232
Basic income per share:
Net income attributed to Movado Group, Inc.	$0.14	$0.27	$0.88	$0.23
Diluted income per share:
Net income attributed to Movado Group, Inc.	$0.14	$0.27	$0.87	$0.22
Fiscal 2016
Net sales	$120,461	$145,569	$185,629	$143,264
Gross profit	$62,449	$79,038	$100,092	$75,351
Income before income taxes	$6,776	$18,013	$33,152	$11,184
Net income	$3,641	$11,933	$21,910	$8,282
Net income attributed to Movado Group, Inc.	$3,622	$12,053	$21,532	$7,888
Basic income per share:
Net income attributed to Movado Group, Inc.	$0.15	$0.51	$0.93	$0.34
Diluted income per share:
Net income attributed to Movado Group, Inc.	$0.15	$0.50	$0.92	$0.34

As each quarter is calculated as a discrete period, the sum of the four quarters may not equal the calculated full year amount. This is in accordance with prescribed reporting requirements.

NOTE 15 - SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows (in thousands):

	Fiscal Year Ended January 31,
	2017	2016	2015
Cash paid during the year for:
Interest	$1,121	$797	$226
Income taxes, net	$22,768	$22,500	$12,493
Supplemental disclosures of non-cash investing activities:
Additions to property, plant and equipment included in accrued liabilities	$4	$—	$127

NOTE 16 – NET INCOME ATTRIBUTED TO MOVADO GROUP, INC. AND TRANSFERS TO NONCONTROLLING INTEREST

	For Fiscal Year Ended January 31, (in thousands)
	2017	2016	2015
Net income attributed to Movado Group, Inc.	$35,061	$45,094	$51,776
Transfers to the noncontrolling interest
Decrease in Movado Group, Inc.’s paid in capital for purchase of joint venture common shares	(1,011)	(3,613)	—
Net transfers to noncontrolling interest	(1,011)	(3,613)	—
Change from net income attributed to Movado Group, Inc. and transfers to noncontrolling interest	$34,050	$41,481	$51,776

On August 4, 2016, Movado Group, Inc. and Majorelle Limited, an English company (“Majorelle”), voluntarily terminated the joint venture agreement they had entered into on January 30, 2013 (the “JV Agreement”) relating to MGS Distribution Limited, an English company (“MGS”). Under the JV Agreement, the Company and Majorelle owned 90% and 10%, respectively, of the issued and outstanding shares of MGS which had been formed to distribute the Company’s licensed watch brands in the United Kingdom. In connection with the mutual agreement to terminate the JV Agreement, the Company acquired the remaining shares in MGS from Majorelle, for the purchase price of $1.7 million, thereby increasing its ownership interest in MGS to 100%. Since August 4, 2016, the Company has accounted for MGS as a wholly-owned subsidiary.

On January 6, 2016, Movado Group, Inc. and Financiere TWC SA (“TWC”), a French company with established distribution, marketing and sales operations in France and Germany, terminated the joint venture agreement they entered into on August 31, 2005 (the “JV Agreement”) relating to MGI-TWC B.V., a Dutch holding company that wholly owns MGI-TWC SAS, a French corporation, and MGI-TWC GmbH, a German corporation (collectively, the “Subsidiaries”). Under the JV Agreement, the Company and TWC controlled 51% and 49%, respectively, of MGI-TWC B.V. On January 6, 2016 the JV Agreement was terminated in connection with the acquisition by the Company of the outstanding 49% ownership interest in MGI-TWC B.V, for the purchase price of $5.6 million. Since that date, the Company has accounted for the Subsidiaries as wholly-owned entities. The Subsidiaries continue to be responsible for the marketing, distribution and sale in France and Germany of the Company's licensed HUGO BOSS, Lacoste, Scuderia Ferrari and Tommy Hilfiger brands, as well as future brands licensed to the Company, subject to the terms of the applicable license agreements.

NOTE 17 – TREASURY STOCK

On March 31, 2016, the Board approved a share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. The Company may purchase shares of its common stock through open market purchases, repurchase programs, block trades or otherwise. This authorization expires on September 30, 2017. During the fiscal year ended January 31, 2017, the Company repurchased a total of 157,499 shares of its common stock at a total cost of approximately $3.9 million, or an average of $24.54 per share, which included 35,000 shares repurchased from the Movado Group Foundation at a total cost of approximately $1.0 million, or an average of $29.03 per share. During the fiscal year ended January 31, 2016, under a previously issued share repurchase program, the Company repurchased a total of 1,858,939 shares of its common stock at a total cost of approximately $48.7 million, or an average of $26.22 per share, which included 28,000 shares repurchased from the Movado Group Foundation at a total cost of approximately $0.8 million, or an average of $27.33 per share.

There were 47,310 and 21,076 shares of common stock repurchased during the fiscal year ended January 31, 2017 and 2016, respectively, as a result of the surrender of shares in connection with the vesting of certain stock awards. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

NOTE 18 – ACCOUNTING CHANGES AND RECENT ACCOUNTING PRONOUNCEMENTS

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

On January 5, 2017, FASB issued ASU 2017-01, “Business Combinations: Clarifying the Definition of a Business,” which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. This standard will not have a material impact on the Company’s consolidated results of operations or financial position.

On November 17, 2016, FASB issued ASU 2016-18, “Statement of Cash Flows: Restricted Cash,” which addresses diversity in practice that exists in the classification and presentation of changes in restricted cash and requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The guidance is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2017. The Company has evaluated the effect of adopting this pronouncement, and plans to adopt the provisions of ASU 2016-18 retrospectively during the first quarter of fiscal 2019. Adopting this pronouncement will affect the presentation of restricted cash on the Company’s Statements of Cash Flows.

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

On March 30, 2016, FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which amends accounting for income taxes related to share-based compensation, the related classification in the statement of cash flows and share award forfeiture accounting. For public companies, the standard will be effective for the first interim reporting period within annual periods beginning after December 15, 2016, although early adoption is permitted. The Company will adopt this guidance beginning in the first quarter of fiscal 2018. The Company will apply the change in the presentation on the cash flow statement retrospectively. In addition, the guidance allows for a policy election to account for forfeitures as they occur and the Company will continue to apply its policy of estimating forfeiture rates. The impact on the Company’s financial statements will be dependent on the timing of award vesting or exercises, the tax rate and the intrinsic value when awards vest or are exercised.

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

On July 22, 2015, FASB issued ASU 2015-11, “Inventory: Simplifying the Measurement of Inventory,” which affects reporting entities that measure inventory using first-in, first-out or average cost. Specifically, the guidance requires that inventory be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. The guidance is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company is evaluating the effect of adopting this pronouncement, but the adoption will not have a material impact on the Company’s consolidated financial statements.

On May 28, 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This pronouncement affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, FASB deferred the effective date of the guidance. The new revenue standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and allows either a full retrospective adoption to all periods presented or a modified retrospective adoption approach with the cumulative effect of initial application of the revised guidance recognized at the date of initial application. Early adoption is permitted for periods beginning after December 15, 2016. On March 30, 2016, FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Principal versus Agent Considerations),” to clarify the implementation guidance on principal versus agent considerations. On April 14, 2016, FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Identifying Performance Obligations and Licensing),” to clarify the implementation guidance on identifying performance obligations and accounting for licenses of intellectual property. On May 9, 2016, FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Narrow-Scope Improvements and Practical Expedients),” to clarify the implementation guidance on assessing collectability, presentation of sales taxes, noncash consideration and completed contracts and contract modifications at transition. The Company is assessing the impact of the guidance on its customer agreements by reviewing its current accounting policies and practices to identify potential differences that would result from applying the new requirements to its existing agreements, including evaluation of its performance obligations, return policy, customer payments and principal versus agent consideration. The Company will continue evaluating the impact, if any, on changes to the business processes, systems and controls to support recognition and disclosure under the new guidance. The Company is still evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements. The Company expects to adopt the new guidance in the beginning of fiscal 2019.

NOTE 19 – OPERATING EFFICIENCY INITIATIVES AND OTHER ITEMS

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

A summary roll forward of costs related to the operating efficiency initiatives and other items is as follows (in thousands):

	Balance at January 31, 2016	Foreign exchange	Non-cash adjustments	Cash payments	Accrued balance at January 31, 2017
Severance	$631	$174	$(78)	$(649)	$78
Occupancy charges	359	129	(2)	(156)	330
Total	$990	$303	$(80)	$(805)	$408

NOTE 20 – OTHER CHARGES

During the first quarter of fiscal 2017, the Company recorded $1.8 million in compensation related expenses in the United States location of the Wholesale segment associated with the retirement of the Company’s former Vice Chairman and Chief Operating Officer. The Company substantially completed all of the payments related to this charge as of January 31, 2017.

NOTE 21 – SUBSEQUENT EVENT

On March 20, 2017, the Company announced cost savings initiatives to better align its global infrastructure with the current business environment by consolidating certain operations and streamlining functions to reduce costs and improve profitability. The cost savings initiatives include a reduction in the Company’s workforce predominantly impacting the Company’s North American and Swiss operations. The Company expects to realize approximately $12.0 million of savings in fiscal 2018 and estimates approximately $15.0 million in on-going annual pre-tax savings from these initiatives, with the majority being in general and administrative expenses. The Company expects to record a pre-tax charge in connection with the completion of these initiatives in a range of approximately $7.0 to $10.0 million predominantly in the first quarter of fiscal 2018 with the balance throughout the remainder of the fiscal year.

Schedule II

MOVADO GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at beginning of year	Net provision charged to operations	Currency revaluation	Net write-offs	Balance at end of year
Year ended January 31, 2017:
Doubtful accounts	$4,274	$1,739	$52	$(566)	$5,499
Returns	10,856	30,075	10	(29,293)	11,648
Other sales allowances	4,179	8,749	(19)	(8,950)	3,959
Total	$19,309	$40,563	$43	$(38,809)	$21,106
Year ended January 31, 2016:
Doubtful accounts	$3,247	$2,251	$(190)	$(1,034)	$4,274
Returns	8,736	27,433	(147)	(25,166)	10,856
Other sales allowances	5,068	6,459	(65)	(7,283)	4,179
Total	$17,051	$36,143	$(402)	$(33,483)	$19,309
Year ended January 31, 2015:
Doubtful accounts	$3,315	$1,188	$(132)	$(1,124)	$3,247
Returns	16,323	25,194	(87)	(32,694)	8,736
Other sales allowances	3,462	6,372	(105)	(4,661)	5,068
Total	$23,100	$32,754	$(324)	$(38,479)	$17,051

Description	Balance at beginning of year	Net provision charged to operations	Currency revaluation	Adjustments	Balance at end of year
Year ended January 31, 2017:
Deferred tax asset valuation (1)	$8,089	$716	$100	$(191)	$8,714
Year ended January 31, 2016:
Deferred tax asset valuation (2)	$8,307	$986	$(636)	$(568)	$8,089
Year ended January 31, 2015:
Deferred tax asset valuation (3)	$7,798	$1,281	$(801)	$29	$8,307

(1) The detail of adjustments is as follows:		(2) The detail of adjustments is as follows:
Prior year adjustments	$89	Prior year adjustments	$177
Reversal due to legal entity elimination	(280)	Expired tax losses	(745)
	$(191)		$(568)

(3) The detail of adjustments is as follows:
Prior year adjustments and tax rate changes	$29

S-1