Form 10-Q
period 2017-04-30
MOVADO GROUP INC
filed 2017-05-25
CIK 72573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2017

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The number of shares outstanding of the registrant’s Common Stock and Class A Common Stock as of May 18, 2017 were 16,328,703 and 6,651,950, respectively.

MOVADO GROUP, INC.

Index to Quarterly Report on Form 10-Q

April 30, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	April 30,	January 31,	April 30,
	2017	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$233,594	$256,279	$203,909
Trade receivables, net	66,457	66,847	75,771
Inventories	160,376	153,167	178,388
Other current assets	32,555	28,487	36,472
Total current assets	492,982	504,780	494,540
Property, plant and equipment, net	31,962	34,173	37,247
Deferred and non-current income taxes	24,864	24,837	20,697
Other non-current assets	45,233	44,012	41,578
Total assets	$595,041	$607,802	$594,062
LIABILITIES AND EQUITY
Current liabilities:
Loans payable to bank, current	$5,000	$5,000	$—
Accounts payable	22,981	27,192	27,677
Accrued liabilities	37,530	35,061	37,191
Income taxes payable	1,349	4,149	893
Total current liabilities	66,860	71,402	65,761
Loans payable to bank	25,000	25,000	35,000
Deferred and non-current income taxes payable	3,312	3,322	3,008
Other non-current liabilities	35,349	34,085	30,875
Total liabilities	130,521	133,809	134,644
Commitments and contingencies (Note 8)
Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 27,286,230, 27,176,656 and 27,124,011 shares issued and outstanding, respectively	273	272	271
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,651,950, 6,644,105 and 6,644,105 shares issued and outstanding, respectively	67	66	66
Capital in excess of par value	186,628	185,354	180,562
Retained earnings	408,778	415,919	393,113
Accumulated other comprehensive income	74,893	76,780	86,171
Treasury Stock, 10,943,527, 10,869,321 and 10,742,285 shares, respectively, at cost	(206,119)	(204,398)	(201,397)
Total Movado Group, Inc. shareholders' equity	464,520	473,993	458,786
Noncontrolling interests	—	—	632
Total equity	464,520	473,993	459,418
Total liabilities and equity	$595,041	$607,802	$594,062

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended April 30,
	2017	2016
Net sales	$99,265	$114,063
Cost of sales	50,128	52,746
Gross profit	49,137	61,317
Selling, general, and administrative	52,785	55,939
Operating (loss) / income	(3,648)	5,378
Interest expense	(356)	(375)
Interest income	122	57
(Loss) / Income before income taxes	(3,882)	5,060
Provision for income taxes (Note 9)	277	1,723
Net (loss) / income	(4,159)	3,337
Less: Net income attributed to noncontrolling interests	—	29
Net (loss) / income attributed to Movado Group, Inc.	$(4,159)	$3,308

Basic income per share:
Weighted basic average shares outstanding	23,075	23,073
Net (loss) / income per share attributed to Movado Group, Inc.	$(0.18)	$0.14

Diluted income per share:
Weighted diluted average shares outstanding	23,075	23,349
Net (loss) / income per share attributed to Movado Group, Inc.	$(0.18)	$0.14

Dividends declared per share	0.13	$0.13

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) / INCOME

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2017	2016
Comprehensive (loss) / income, net of taxes:
Net (loss) / income including noncontrolling interests	$(4,159)	$3,337
Net unrealized (loss) / gain on investments, net of tax (benefit) of $(6) and $2, respectively	(12)	6
Net change in effective portion of hedging contracts, net of tax (benefit) of $(26) and $(46), respectively	(145)	(232)
Foreign currency translation adjustments	(1,730)	17,900
Comprehensive (loss) / income including noncontrolling interests	(6,046)	21,011
Less: Comprehensive income attributed to noncontrolling interests	—	37
Total comprehensive (loss) / income attributed to Movado Group, Inc.	$(6,046)	$20,974

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2017	2016
Cash flows from operating activities:
Net (loss) / income including noncontrolling interests	$(4,159)	$3,337
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	2,885	2,901
Transactional (gains) / losses	(712)	111
Write-down of inventories	359	359
Deferred income taxes	(64)	69
Stock-based compensation	1,243	2,409
Cost savings initiative	6,334	—
Changes in assets and liabilities:
Trade receivables	493	(3,603)
Inventories	(7,953)	(11,287)
Other current assets	(3,833)	(4,944)
Accounts payable	(4,155)	(360)
Accrued liabilities	(3,981)	(3,378)
Income taxes payable	(2,800)	(5,595)
Other non-current assets	(1,489)	(3,351)
Other non-current liabilities	1,278	2,248
Net cash (used in) operating activities	(16,554)	(21,084)
Cash flows from investing activities:
Capital expenditures	(397)	(538)
Short-term investment	—	(156)
Restricted cash deposits	—	(1,070)
Trademarks and other intangibles	(40)	(226)
Net cash (used in) investing activities	(437)	(1,990)
Cash flows from financing activities:
Repayments of bank borrowings	—	(5,000)
Stock options exercised and other changes	(692)	(1,204)
Dividends paid	(2,982)	(2,983)
Stock repurchase	(1,028)	(943)
Net cash (used in) financing activities	(4,702)	(10,130)
Effect of exchange rate changes on cash and cash equivalents	(992)	8,925
Net (decrease) in cash and cash equivalents	(22,685)	(24,279)
Cash and cash equivalents at beginning of period	256,279	228,188
Cash and cash equivalents at end of period	$233,594	$203,909

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

BASIS OF PRESENTATION

The accompanying interim unaudited consolidated financial statements have been prepared by Movado Group, Inc. (the “Company”), in a manner consistent with that used in the preparation of the annual audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2017 (the “2017 Annual Report on Form 10-K”). The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the periods reported. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial position and results of operations for the periods presented. The consolidated balance sheet data at January 31, 2017 is derived from the audited annual financial statements, which are included in the Company’s 2017 Annual Report on Form 10-K and should be read in connection with these interim unaudited financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

NOTE 1 – RECLASSIFICATIONS

Certain reclassifications were made to prior years’ financial statement amounts and related note disclosures to conform to fiscal 2018 presentation. As a result of the adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” excess tax benefits and deficiencies related to sharebased compensation are reported as operating activities in the statement of cash flows.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands) as of April 30, 2017 and 2016 and January 31, 2017:

		Fair Value at April 30, 2017
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$291	$—	$—	$291
Short-term investment	Other current assets	147	—	—	147
SERP assets - employer	Other non-current assets	1,241	—	—	1,241
SERP assets - employee	Other non-current assets	32,421	—	—	32,421
Hedge derivatives	Other current assets	—	205	—	205
Total		$34,100	$205	$—	$34,305
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$32,421	$—	$—	$32,421
Hedge derivatives	Accrued liabilities	—	162	—	162
Total		$34,421	$162	$—	$32,583

		Fair Value at January 31, 2017
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$309	$—	$—	$309
Short-term investment	Other current assets	154	—	—	154
SERP assets - employer	Other non-current assets	1,091	—	—	1,091
SERP assets - employee	Other non-current assets	30,831	—	—	30,831
Hedge derivatives	Other current assets	—	145	—	145
Total		$32,385	$145	$—	$32,530
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$30,831	$—	$—	$30,831
Hedge derivatives	Accrued liabilities	—	211	—	211
Total		$30,831	$211	$—	$31,042

		Fair Value at April 30, 2016
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$281	$—	$—	$281
Short-term investment	Other current assets	159	—	—	159
SERP assets - employer	Other non-current assets	1,185	—	—	1,185
SERP assets - employee	Other non-current assets	27,073	—	—	27,073
Hedge derivatives	Other current assets	—	719	—	719
Total		$28,698	$719	$—	$29,417
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$27,073	$—	$—	$27,073
Hedge derivatives	Accrued liabilities	—	199	—	199
Total		$27,073	$199	$—	$27,272

The fair values of the Company’s available-for-sale securities are based on quoted prices. The fair value of the short-term investment, which is a guaranteed investment certificate, is based on its purchase price plus one half of a percent calculated annually. The assets related to the Company’s defined contribution supplemental executive retirement plan (“SERP”) consist of both employer (employee unvested) and employee assets which are invested in investment funds with fair values calculated based on quoted market prices. The SERP liability represents the Company’s liability to the employees in the plan for their vested balances. The hedge derivatives are entered into by the Company principally to reduce its exposure to Swiss franc, Euro and Japanese Yen exchange rate risks. Fair values of the Company’s hedge derivatives are calculated based on quoted foreign exchange rates and quoted interest rates. The carrying amount of debt approximated fair value as of April 30, 2017.

NOTE 3 – EQUITY

The components of equity for the three months ended April 30, 2017 and 2016 are as follows (in thousands):

	Movado Group, Inc. Shareholders' Equity
	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance, January 31, 2017	$272	$66	$185,354	$415,919	$(204,398)	$76,780	$—	$473,993
Net (loss)				(4,159)				(4,159)
Dividends				(2,982)				(2,982)
Stock repurchase					(1,028)			(1,028)
Stock options exercised	1	1	(1)		(693)			(692)
Supplemental executive retirement plan			32					32
Stock-based compensation expense			1,243					1,243
Net unrealized loss on investments, net of tax benefit of $6						(12)		(12)
Net change in effective portion of hedging contracts, net of tax benefit of $26						(145)		(145)
Foreign currency translation adjustment (3)						(1,730)		(1,730)
Balance, April 30, 2017	$273	$67	$186,628	$408,778	$(206,119)	$74,893	$—	$464,520

	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance, January 31, 2016	$270	$66	$178,118	$392,788	$(199,195)	$68,505	$595	$441,147
Net income				3,308			29	3,337
Dividends				(2,983)				(2,983)
Stock repurchase					(943)			(943)
Stock options exercised, net of tax of $103	1		(49)		(1,259)			(1,307)
Supplemental executive retirement plan			84					84
Stock-based compensation expense			2,409					2,409
Net unrealized gain on investments, net of tax of $2						6		6
Net change in effective portion of hedging contracts, net of tax benefit of $46						(232)		(232)
Foreign currency translation adjustment (3)						17,892	8	17,900
Balance, April 30, 2016	$271	$66	$180,562	$393,113	$(201,397)	$86,171	$632	$459,418

(1)	Each share of common stock is entitled to one vote per share on all matters submitted to a vote of the shareholders.
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

The Company divides its business into two major geographic locations: United States operations, and International, which includes the results of all non-U.S. Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 26.6%, 10.4%, 9.8% and 8.1%, respectively, of the Company’s total net sales for the three months ended April 30, 2017. For the three months ended April 30, 2016, the Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 23.4%, 10.0%, 8.5% and 5.4%, respectively, of the Company’s total net sales. Substantially all of the Company’s International assets are located in Switzerland and Hong Kong.

Operating Segment Data for the Three Months Ended April 30, 2017 and 2016 (in thousands):

	Net Sales
	2017	2016
Wholesale:
Luxury brands category	$33,142	$42,036
Licensed brands category	51,369	56,840
After-sales service and all other	2,649	3,082
Total Wholesale	87,160	101,958
Retail	12,105	12,105
Consolidated total	$99,265	$114,063

	Operating (Loss) / Income (3)
	2017	2016
Wholesale	$(4,488)	$4,569
Retail	840	809
Consolidated total	$(3,648)	$5,378

	Total Assets
	April 30, 2017	January 31, 2017	April 30, 2016
Wholesale	$570,552	$584,518	$570,014
Retail	24,489	23,284	24,048
Consolidated total	$595,041	$607,802	$594,062

Geographic Location Data for the Three Months Ended April 30, 2017 and 2016 (in thousands):

	Net Sales		Operating (Loss) / Income (3)
	2017	2016	2017	2016
United States (1)	$44,795	$60,057	$(9,781)	$(1,393)
International (2)	54,470	54,006	6,133	6,771
Consolidated total	$99,265	$114,063	$(3,648)	$5,378

United States and International net sales are net of intercompany sales of $62.3 million and $83.5 million for the three months ended April 30, 2017 and 2016, respectively.

(1)	The United States operating loss included $6.2 million and $8.8 million of unallocated corporate expenses for the three months ended April 30, 2017 and 2016, respectively.
(2)

The International operating income included $7.7 million and $7.0 million of certain intercompany profits related to the Company’s supply chain operations for the three months ended April 30, 2017 and 2016, respectively.

(3)

In the United States and International locations of the Wholesale segment, fiscal 2018 operating (loss) / income included a pre-tax charge of $3.8 million and $2.5 million, respectively, as a result of the Company’s cost savings initiative.

	Total Assets
	April 30, 2017	January 31, 2017	April 30, 2016
United States	$197,507	$207,246	$209,325
International	397,534	400,556	384,737
Consolidated total	$595,041	$607,802	$594,062

	Property, Plant and Equipment, Net
	April 30, 2017	January 31, 2017	April 30, 2016
United States	$18,224	$19,197	$22,819
International	13,738	14,976	14,428
Consolidated total	$31,962	$34,173	$37,247

NOTE 5 – INVENTORIES

Inventories consisted of the following (in thousands):

	April 30, 2017	January 31, 2017	April 30, 2016
Finished goods	$119,445	$112,297	$127,781
Component parts	39,473	38,482	46,543
Work-in-process	1,458	2,388	4,064
	$160,376	$153,167	$178,388

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

As of April 30, 2017, $30.0 million in loans were drawn under the Facility. Additionally, approximately $0.3 million in letters of credit, which were outstanding under the Borrower’s pre-existing asset-based revolving credit facility that was concurrently terminated when the Credit Agreement became effective, are deemed to be issued and outstanding under the Facility. As of April 30, 2017, availability under the Facility was approximately $69.7 million.

Borrowings under the Facility bear interest at rates selected periodically by the Company at LIBOR plus a spread ranging from 1.25% to 1.75% per annum, based on the Company’s consolidated leverage ratio, or at a base rate plus a spread ranging from 0.25% to 0.75% per annum based on the Company’s consolidated leverage ratio (as defined in the Credit Agreement). At April 30, 2017, the Company’s spreads were 1.25% over LIBOR and 0.25% over the base rate. The Company has also agreed to pay certain fees and expenses and to provide certain indemnities, all of which are customary for such financings.

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

The Borrowers are also subject to a minimum consolidated EBITDA (as defined in the Credit Agreement) test of $50.0 million, measured at the end of each fiscal quarter based on the four most recent fiscal quarters and a consolidated leverage ratio (as defined in the Credit Agreement) covenant not to exceed 2.50 to 1.00, measured as of the last day of each fiscal quarter. As of April 30, 2017, the Company was in compliance with its covenants under the Credit Agreement.

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

As of April 30, 2017, the Company classified $5.0 million of the outstanding balance under the Facility as current based on voluntary payments estimated to be made in the next twelve months, with the remainder classified as long-term debt based on the 2020 maturity date of the Facility and the Company’s intent and ability to refinance its obligations thereunder.

As of April 30, 2017, Bank of America, N.A. issued two irrevocable standby letters of credit in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada. As of April 30, 2017, the Company had outstanding letters of credit totaling $0.3 million with expiration dates through April 26, 2018.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified maturity with a Swiss bank. As of April 30, 2017 and 2016, these lines of credit totaled 6.5 million Swiss francs and 5.0 million Swiss francs with a dollar equivalent of $6.5 million and $5.2 million, respectively. As of April 30, 2017 and 2016, there were no borrowings against these lines. As of April 30, 2017, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.2 million, in various foreign currencies, of which $0.5 million is a restricted deposit as it relates to lease agreements. As of April 30, 2016, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.0 million in various foreign currencies, of which $0.5 million is a restricted deposit as it relates to lease agreements.

NOTE 7 – EARNINGS PER SHARE

The Company presents net income per share on a basic and diluted basis. Basic earnings per share are computed using weighted-average shares outstanding during the period. Diluted earnings per share are computed using the weighted-average number of shares outstanding adjusted for dilutive common stock equivalents.

The weighted-average number of shares outstanding for basic earnings per share was approximately 23,075,000 and 23,073,000 for the three months ended April 30, 2017 and 2016, respectively. For the three months ended April 30, 2017, the number of shares outstanding for diluted earnings per share was the same as the basic earnings per share because the Company generated a net loss. For the three months ended April 30, 2016, the number of shares outstanding for diluted earnings per share increased by approximately 276,000, due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans and SERP.

For the three months ended April 30, 2017 and 2016, approximately 998,000 and 445,000, respectively, of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

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

As of April 30, 2017, the Company recorded $1.0 million in restricted cash deposits in other current assets on the Company’s Consolidated Balance Sheet, related to a certain vendor agreement.

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

The Company is involved in legal proceedings and claims from time to time, in the ordinary course of its business. Legal reserves are recorded in accordance with the accounting guidance for contingencies. Contingencies are inherently unpredictable and it is possible that results of operations, balance sheets or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, such matters. For those legal proceedings and claims for which the Company believes that it is probable and reasonably estimable that a loss may result, the Company records a reserve for the potential loss. For proceedings and claims where the Company believes it is reasonably possible that a loss may result that is materially in excess of amounts accrued for the matter, the Company either discloses an estimate of such possible loss or range of loss or includes a statement that such an estimate cannot be made. As of April 30, 2017, the Company is party to legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition, future results of operations beyond the amounts accrued, or cash flows.

NOTE 9 – INCOME TAXES

The Company recorded income tax expense of $0.3 million and $1.7 million for the three months ended April 30, 2017 and 2016, respectively.

The effective tax rate was -7.1% and 34.1% for the three months ended April 30, 2017 and 2016, respectively. The change in the effective tax rate was primarily due to the adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” (which requires that excess tax benefits and deficiencies associated with share-based compensation activity be recorded as an income tax expense or benefit in the period the shares vest or are settled. See note 13 for additional disclosures) and no tax benefit being recognized on losses incurred by certain foreign operations.

The effective tax rate for the three months ended April 30, 2017 differs from the U.S. statutory tax rate of 35.0% primarily due to the adoption of ASU 2016-09 and no tax being recognized on losses incurred by certain foreign operations. The effective tax rate for the three months ended April 30, 2016 differs from the U.S. statutory tax rate of 35.0% primarily as a result of foreign profits being taxed in lower taxing jurisdictions, partially offset by no tax benefit being recognized on losses incurred by certain foreign operations.

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company accounts for its derivative financial instruments in accordance with the accounting guidance which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. A significant portion of the Company’s purchases are denominated in Swiss francs and, to a lesser extent, the Japanese Yen. The Company also sells to third-party customers in a variety of foreign currencies, most notably the Euro and the British Pound. The Company reduces its exposure to the Swiss franc, Euro, British Pound and Japanese Yen exchange rate risks through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. In the event these exposures do not offset, from time to time the Company uses forward contracts to further reduce the net exposures to currency fluctuations. When entered into, the Company designates and documents these derivative instruments as a cash flow hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. Changes in the fair value of a derivative that is designated and documented as a cash flow hedge and is highly effective, are recorded in other comprehensive income until the underlying transaction affects earnings, and then are later reclassified into earnings in the same account as the hedged transaction. The earnings impact is mostly offset by the effects of currency movements on the underlying hedged transactions. The Company formally assesses, both at the inception and at each financial quarter thereafter, the effectiveness of the derivative instrument hedging the underlying forecasted cash flow transaction. The Company does not exclude any designated cash flow hedges from its effectiveness testing. Any ineffectiveness related to the derivative financial instruments’ change in fair value will be recognized as other income in the Consolidated Statements of Operations in the period in which the ineffectiveness was calculated. No ineffectiveness has been recorded in the three months ended April 30, 2017 and 2016.

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

As of April 30, 2017, the Company’s entire net forward contracts hedging portfolio consisted of 21.0 million Swiss francs equivalent, 11.7 million Euros equivalent, 5.9 million British Pounds equivalent and 30.0 million Japanese Yen equivalent with various expiry dates ranging through October 5, 2017.

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for derivatives (in thousands):

	Asset Derivatives				Liability Derivatives
	Balance Sheet Location	April 30, 2017 Fair Value	January 31, 2017 Fair Value	April 30, 2016 Fair Value	Balance Sheet Location	April 30, 2017 Fair Value	January 31, 2017 Fair Value	April 30, 2016 Fair Value
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$200	$145	$719	Accrued Liabilities	$6	$211	$8
Total Derivative Instruments		$200	$145	$719		$6	$211	$8

	Asset Derivatives				Liability Derivatives
	Balance Sheet Location	April 30, 2017 Fair Value	January 31, 2017 Fair Value	April 30, 2016 Fair Value	Balance Sheet Location	April 30, 2017 Fair Value	January 31, 2017 Fair Value	April 30, 2016 Fair Value
Derivatives designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$5	$—	$—	Accrued Liabilities	$156	$—	$191
Total Derivative Instruments		$5	$—	$—		$156	$—	$191

As of April 30, 2017 and 2016, the balance of deferred net losses on derivative financial instruments documented as cash flow hedges included in accumulated other comprehensive income (“AOCI”) was $0.1 million, net of tax benefit of $0.0 million and $0.2 million, net of tax benefit of $0.1 million, respectively. The maximum length of time the Company hedges its exposure to the fluctuation in future cash flows for forecasted transactions is 24 months. For the three months ended April 30, 2017, the Company reclassified amounts from AOCI to earnings that were immaterial. For the three months ended April 30, 2016, the Company reclassified from AOCI to earnings $0.1 million of net loss, net of tax benefit of $0.0 million.

NOTE 11 - ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income consisted of the following (in thousands):

	Currency Translation Adjustments	Available-for-sale securities	Hedging Contracts	Total
Balance, January 31, 2017	$76,569	$197	$14	$76,780
Other comprehensive income / (loss) before reclassifications	(1,730)	(12)	(68)	(1,810)
Amounts reclassified from accumulated other comprehensive income (1)	—	—	(77)	(77)
Net current-period other comprehensive (loss)	(1,730)	(12)	(145)	(1,887)
As of April 30, 2017	$74,839	$185	$(131)	$74,893

	Currency Translation Adjustments	Available-for-sale securities	Hedging Contracts	Total
Balance, January 31, 2016	$68,265	$189	$51	$68,505
Other comprehensive income / (loss) before reclassifications	17,892	6	(106)	17,792
Amounts reclassified from accumulated other comprehensive income (1)	—	—	(126)	(126)
Net current-period other comprehensive income / (loss)	17,892	6	(232)	17,666
As of April 30, 2016	$86,157	$195	$(181)	$86,171

(1)	Amounts reclassified to earnings in the Consolidated Statements of Operations.

NOTE 12 – TREASURY STOCK

On March 31, 2016, the Board approved a share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. The Company may purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise. This authorization expires on September 30, 2017. During the three months ended April 30, 2017, the Company repurchased a total of 44,000 shares of its common stock at a total cost of approximately $1.0 million or an average cost of $23.37 per share, which included 20,000 shares repurchased from the Movado Group Foundation at a total cost of approximately $0.5 million or $22.90 average per share. During the three months ended April 30, 2016, the Company repurchased a total of 34,000 shares of its common stock at a total cost of approximately $0.9 million or an average cost of $27.74 per share, which included 15,000 shares repurchased from the Movado Group Foundation at a total cost of approximately $0.4 million or $27.67 average per share.

There were 30,206 and 43,773 shares of common stock repurchased during the three months ended April 30, 2017 and 2016, respectively, as a result of the surrender of shares in connection with the vesting of certain stock awards. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company to fund the payment of such taxes.

NOTE 13 – ACCOUNTING CHANGES AND RECENT ACCOUNTING PRONOUNCEMENTS

On March 30, 2016, FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which amends the accounting for certain aspects of share-based payments to employees. The new guidance requires, among its other provisions, that excess tax benefits (which represent the excess of actual tax benefits received at the date of vesting or settlement over the benefits recognized over the vesting period or upon issuance of share-based payments) and tax deficiencies (which represent the amount by which actual tax benefits received at the date of vesting or settlement is lower than the benefits recognized over the vesting period or upon issuance of share-based payments) be recorded in the income statement as an increase or decrease in income taxes when the awards vest or are settled. This is in comparison to the prior requirement that these excess tax benefits be recognized in additional paid-in capital and these tax deficiencies be recognized either as an offset to accumulated excess tax benefits, if any, or in the income statement. The new guidance also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows rather than, as previously required, a financing activity. The Company adopted the provisions of ASU 2016-09 during the first quarter of fiscal 2018. The Company applied the change in the presentation on the cash flow statement retrospectively. In addition, the guidance allows for a policy election to account for forfeitures as they occur, however, the Company continues to apply its policy of estimating forfeiture rates. As required upon the adoption ASU 2016-09, the Company recognized excess tax expense of $1.0 million in the provision for income taxes as a discrete item during the first quarter of fiscal 2018. This amount may not necessarily be indicative of future amounts that may be recognized as any excess tax benefits recognized would be dependent on future stock price, employee exercise behavior and applicable tax rates.

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

A summary rollforward of costs related to the operating efficiency initiatives and other items is as follows (in thousands):

	Balance at January 31, 2017	Cash payments	Foreign exchange	Accrued balance at April 30, 2017
Severance	$78	$(1)	$(4)	$73
Occupancy charges	330	(32)	(14)	284
Total	$408	$(33)	$(18)	$357

NOTE 15 – COST SAVINGS INITIATIVES

As a result of actions taken by the Company in fiscal 2018 to better align its global infrastructure with the current business environment by consolidating certain operations and streamlining functions to reduce costs and improve profitability, the Company recorded $6.3 million of pre-tax expenses primarily for severance and payroll related, other and occupancy charges, predominantly impacting the Company’s North American and Swiss operations. The Company expects the cost savings initiatives to be substantially completed by the end of fiscal 2018.

A summary rollforward of costs related to the cost savings initiatives is as follows (in thousands):

	Fiscal 2018 Charges (2)	Cash payments	Non-cash adjustments	Foreign exchange	Accrued balance at April 30, 2017
Severance and payroll related (1)	$5,943	$(489)	$(125)	$2	$5,331
Other (1)	292	(1)	(5)	1	287
Occupancy charges (1)	99	—	—	—	99
Total	$6,334	$(490)	$(130)	$3	$5,717

(1)

The total severance and payroll related charges of $5.9 million include $4.5 million in SG&A and $1.4 million in Cost of Sales in the Consolidated Statement of Operations for the three months ended April 30, 2017. The other charges of $0.3 million and occupancy charges of $0.1 million are included in SG&A in the Consolidated Statement of Operations for the three months ended April 30, 2017.

(2)	The United States and International locations of the Wholesale segment include a pre-tax charge of $3.8 million and $2.5 million, respectively.

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

These risks and uncertainties, along with the risk factors discussed under Item 1A. “Risk Factors” in the Company’s 2017 Annual Report on Form 10-K, should be considered in evaluating any forward-looking statements contained in this report or incorporated by reference herein. All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to the Company or any person acting on its behalf are qualified by the cautionary statements in this section. The Company undertakes no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

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

Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and the results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s most critical accounting policies have been discussed in the Company’s 2017 Annual Report on Form 10-K and are incorporated by reference herein.

As of April 30, 2017, there have been no material changes to any of the critical accounting policies as disclosed in the Company’s 2017 Annual Report on Form 10-K.

Recent Developments

On May 25, 2017, the Board of Directors approved the payment of a cash dividend in the amount of $0.13 for each share of the Company’s outstanding common stock and class A common stock. The dividend will be paid on June 20, 2017 to all shareholders of record as of the close of business on June 6, 2017. The decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board, in its sole discretion.

On March 20, 2017, the Company announced cost savings initiatives to better align its global infrastructure with the current business environment by consolidating certain operations and streamlining functions to reduce costs and improve profitability. The cost savings initiatives include a reduction in the Company’s workforce predominantly impacting the Company’s North American and Swiss operations. The Company expects to realize approximately $12.0 million of savings in fiscal 2018 and estimates approximately $15.0 million in on-going annual pre-tax savings from these initiatives, with the majority being in general and administrative expenses. The Company recorded $6.3 million of pre-tax expenses primarily for severance and payroll related, other and occupancy charges in the first quarter of fiscal 2018 and expects the cost savings initiatives to be substantially completed by the end of fiscal 2018.

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

The Company’s luxury brands category consists of the Ebel®, Concord® and Movado® brands. Watches in the licensed brands category include the following brands manufactured and distributed under license agreements with the respective brand owners: Coach®, HUGO BOSS®, Juicy Couture®, Lacoste®, Tommy Hilfiger®, SCUDERIA FERRARI®, and Rebecca Minkoff® and Uri Minkoff®, which are expected to launch later in calendar year 2017.

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

Results of operations for the three months ended April 30, 2017 as compared to the three months ended April 30, 2016

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Three Months Ended April 30,
	2017	2016
Wholesale:
United States	$32,690	$47,952
International	54,470	54,006
Total Wholesale	87,160	101,958
Retail	12,105	12,105
Net Sales	$99,265	$114,063

Comparative net sales by categories were as follows (in thousands):

	Three Months Ended April 30,
	2017	2016
Wholesale:
Luxury brands category	$33,142	$42,036
Licensed brands category	51,369	56,840
After-sales service and all other	2,649	3,082
Total Wholesale	87,160	101,958
Retail	12,105	12,105
Consolidated total	$99,265	$114,063

Net sales for the three months ended April 30, 2017 were $99.3 million, below the prior year period by $14.8 million or 13.0%. For the three months ended April 30, 2017, fluctuations in foreign currency exchange rates unfavorably impacted net sales by $2.3 million when compared to the prior year period.

Net sales for the three months ended April 30, 2017 in the Wholesale segment were $87.2 million, below the prior year period by $14.8 million or 14.5%. The decrease in net sales was the result of a decrease in net sales in the United States location of the Wholesale segment, partially offset by a net sales increase in the International location of the Wholesale segment.

Net sales for the three months ended April 30, 2017 in the United States location of the Wholesale segment were $32.7 million, below the prior year period by $15.3 million or 31.8%, driven by net sales decreases in both the luxury brands and licensed brands categories. The net sales decreases recorded in the luxury and licensed brands categories were $9.9 million, or 30.4%, and $4.9 million, or 36.9%, respectively. The sales decreases in both categories reflected the overall watch market, which continues to be challenging and unpredictable, as well as declining traffic in malls and traditional department stores.

Net sales for the three months ended April 30, 2017 in the International location of the Wholesale segment were $54.5 million, above the prior year by $0.5 million or 0.9%, which included fluctuations in foreign currency exchange rates which unfavorably impacted net sales by $2.3 million when compared to the prior year period. This increase was primarily driven by a net sales increase in the luxury brand category, partially offset by a net sales decrease in the licensed brands category. The net sales increase recorded in the luxury brands category was $1.0 million, or 11.0%, primarily due to sales increases in Asia. The net sales decrease in the licensed brands category was $0.6 million, or 1.3%, primarily due to the challenging and unpredictable overall watch market in Latin America and Canada, partially offset by sales increases in Asia and the Middle East.

Net sales for the three months ended April 30, 2017 in the Retail segment were $12.1 million, flat when compared to the prior year period. As of April 30, 2017 and 2016, the Company operated 40 retail outlet locations.

Gross Profit.  Gross profit for the three months ended April 30, 2017 was $49.1 million or 49.5% of net sales as compared to $61.3 million or 53.8% of net sales in the prior year period. The decrease in gross profit of $12.2 million was primarily due to lower net sales and a lower gross margin percentage. The decrease in the gross margin percentage of approximately 430 basis points for the three months ended April 30, 2017, resulted primarily from an unfavorable shift in channel and product mix of approximately 170 basis points, severance related to the Company’s cost savings initiative of approximately 140 basis points, an unfavorable impact of fluctuations in foreign currency exchange rates of approximately 100 basis points, and an unfavorable impact of approximately 20 basis points related to the reduced leveraging of certain fixed costs as a result of lower net sales.

Selling, General and Administrative (“SG&A”).  SG&A expenses for the three months ended April 30, 2017 were $52.8 million, representing a decrease from the prior year period of $3.2 million or 5.6%. The decrease in SG&A expenses was attributable to a decrease in compensation and benefit expenses of $2.9 million, primarily due to the non-recurrence of a $1.8 million charge related to the retirement announcement of the Company’s former Vice Chairman and Chief Operating Officer, which occurred in the prior year period. Also contributing to the decrease in SG&A expenses were lower marketing expenses of $2.1 million, the favorable effect of fluctuations in foreign currency exchange rates of $1.1 million ($0.6 million of which was the result of the more stable British Pound and Euro to Swiss franc currency rate when compared to the prior year period, and $0.5 million of which arose from the translation of foreign subsidiary results), lower other selling related expenses of $0.9 million and lower bad debt expenses of $0.4 million.  These decreases in SG&A expenses were partially offset by a $4.9 million charge related to the Company’s cost savings initiatives, which included predominantly a reduction in the Company’s workforce in the Company’s North American and Swiss operations.

Wholesale Operating (Loss) / Income.  In the three months ended April 30, 2017 and 2016, respectively, the Company recorded Wholesale segment operating loss of $4.5 million and an operating income of $4.6 million, which includes $6.2 million and $8.8 million of unallocated corporate expenses as well as $7.7 million and $7.0 million of certain intercompany profits related to the Company’s supply chain operations. The $9.1 million decrease in operating income was the net result of a decrease in gross profit of $12.1 million, partially offset by lower SG&A expenses of $3.0 million when compared to the prior year period. The decrease in gross profit of $12.1 million was primarily due to lower net sales and lower gross margin percentage. The decrease in SG&A expenses was attributable to a decrease in compensation and benefit expenses of $2.8 million, primarily due to the non-recurrence of a $1.8 million charge related to the retirement announcement of the Company’s former Vice Chairman and Chief Operating Officer, which occurred in the prior year period. Also contributing to the decrease in SG&A expenses was lower marketing expenses of $2.1 million, the favorable effect of fluctuations in foreign currency exchange rates of $1.1 million ($0.6 million of which was the result of the more stable British Pound and Euro to Swiss franc currency rate when compared to the prior year period, and $0.5 million of which arose from the translation of foreign subsidiary results), lower other selling related expenses of $0.9 million and lower bad debt expenses of $0.4 million. These decreases in SG&A expenses were partially offset by a $4.9 million charge related to the Company’s cost savings initiatives, which included predominantly a reduction in the Company’s workforce in the Company’s North American and Swiss operations.

U.S. Wholesale Operating Loss.  In the United States location of the Wholesale segment, during the three months ended April 30, 2017 and 2016, respectively, the Company recorded operating loss of $10.6 million and $2.2 million, which included unallocated corporate expenses of $6.2 million and $8.8 million. The increase in operating loss of $8.4 million was the net result of lower gross profit of $10.9 million, partially offset by lower SG&A expenses of $2.5 million. The decrease in gross profit of $10.9 million was due to lower sales and a lower gross margin percentage. The decrease in SG&A expenses of $2.5 million was attributable to lower marketing expense of $1.8 million and a decrease in compensation and benefit expenses of $3.4 million, primarily due to the non-recurrence of a $1.8 million charge related to the retirement announcement of the Company’s former Vice Chairman and Chief Operating Officer, which occurred in the prior year period, and lower headcount related to the Company’s cost savings initiatives,  partially offset by a $3.6 million charge related to the Company’s cost savings initiatives, which included predominantly severance for the reduction in the Company’s workforce.

International Wholesale Operating Income.  In the International location of the Wholesale segment, during the three months ended April 30, 2017 and 2016, respectively, the Company recorded operating income of $6.1 million and $6.8 million, which included $7.7 million and $7.0 million of certain intercompany profits related to the Company’s International supply chain operations. The decrease in operating income of $0.7 million was primarily due to lower gross profit of $1.2 million, partially offset by lower SG&A expenses of $0.5 million. The decrease in gross profit of $1.2 million was primarily due to a lower gross margin percentage. The decrease in SG&A expenses of $0.5 million was primarily attributable to the favorable effect of fluctuations in foreign currency exchange rates of $1.1 million, lower other selling related expenses of $0.6 million and lower bad debt expenses of $0.2. million partially offset by a $1.3 million charge related to the Company’s cost savings initiatives, which included predominantly severance for a reduction in the Company’s workforce, and higher compensation and benefit expenses of $0.6 million.

Retail Operating Income.  Operating income of $0.8 million was recorded in the Retail segment for both the three months ended April 30, 2017 and 2016, respectively. The flat operating income of $0.8 million was the result of flat gross profit and flat SG&A expenses, when compared to the prior year period.

Income Taxes. The Company recorded income tax expense of $0.3 million and $1.7 million for the three months ended April 30, 2017 and 2016, respectively.

The effective tax rate was -7.1% and 34.1% for the three months ended April 30, 2017 and 2016, respectively. The change in the effective tax rate was primarily due to the adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” (which requires that excess tax benefits and deficiencies associated with share-based compensation activity be recorded as an income tax expense or benefit in the period the shares vest or are settled) and no tax benefit being recognized on losses incurred by certain foreign operations.

The effective tax rate for the three months ended April 30, 2017 differs from the U.S. statutory tax rate of 35.0% primarily due to the adoption of ASU 2016-09 and no tax being recognized on losses incurred by certain foreign operations.

The effective tax rate for the three months ended April 30, 2016 differs from the U.S. statutory tax rate of 35.0% primarily as a result of foreign profits being taxed in lower taxing jurisdictions, partially offset by no tax benefit being recognized on losses incurred by certain foreign operations.

Net (Loss) / Income Attributed to Movado Group, Inc. The Company recorded a net loss attributed to Movado Group, Inc. of $4.2 million and a net income of $3.3 million for the three months ended April 30, 2017 and 2016, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2017 and April 30, 2016, respectively, the Company had $233.6 million and $203.9 million of cash and cash equivalents, $228.6 million and $199.3 million of which consisted of cash and cash equivalents at the Company’s foreign subsidiaries. The majority of the foreign cash balances are associated with earnings that the Company has asserted are permanently reinvested, and which are required to support continued growth outside the United States through funding of capital expenditures, operating expenses and similar cash needs of the foreign operations. The Company has recorded a federal tax liability of $2.9 million related to $12.6 million of pre-2013 foreign earnings which have been earmarked for future repatriation. A deferred tax liability has not been recorded for the remaining undistributed foreign earnings of approximately $311 million, because the Company intends to permanently reinvest such earnings in its foreign operations. It is, therefore, not practicable to estimate the amount of tax that may be payable on the future possible distribution of these earnings.

Cash used in operating activities was $16.6 million and $21.1 million for the three months ended April 30, 2017 and 2016, respectively. The $16.6 million of cash used in operating activities for the three months ended April 30, 2017, was primarily due to an unfavorable change in working capital as presented on the cash flow of $22.2 million and net loss for the period of $4.2 million, partially offset by favorable non-cash items of $10.0 million, which included a $6.3 million charge, of which $0.5 million was paid, related to the Company’s cost savings initiatives. The unfavorable change in working capital of $22.2 million was primarily due to the normal building of inventory to meet anticipated future demand, reduced accounts payable, higher other current assets primarily due to prepayments of certain tradeshow related expenses and the payments made on income taxes. The $21.1 million of cash used in operating activities for the three months ended April 30, 2016, was primarily due to a change in working capital of $29.2 million, partially offset by favorable non-cash items of $5.8 million and net income for the period of $3.3 million. The unfavorable change in working capital of $29.2 million was primarily due to the timing of building of inventory to meet anticipated future demand, payments made on income taxes and higher other current assets primarily due to prepayments on certain tradeshows.

Cash used in investing activities was $0.4 million and $2.0 million for the three months ended April 30, 2017 and 2016, respectively. The cash used in investing activities for the three months ended April 30, 2017 was primarily for capital expenditures related to the construction of shop-in-shops at some of the Company’s wholesale customers, computer hardware and software and spending on tooling and design. The cash used in investing activities for the three months ended April 30, 2016 was primarily for restricted cash deposits and capital expenditures related to the construction of shop-in-shops at some of the Company’s wholesale customers, computer hardware and software and spending on tooling and design.

Cash used in financing activities was $4.7 million and $10.1 million for the three months ended April 30, 2017 and 2016, respectively. Cash used in financing activities for the three months ended April 30, 2017 included the payment of dividends, the repurchase of shares of the Company’s common stock, and the surrender of shares in connection with the vesting of certain stock awards. Cash used in financing activities for the three months ended April 30, 2016 included the repayments of bank borrowings, the payment of dividends, the surrender of shares in connection with the vesting of certain stock awards and the repurchase of shares of the Company’s common stock.

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

As of April 30, 2017, $30.0 million in loans were drawn under the Facility. Additionally, approximately $0.3 million in letters of credit, which were outstanding under the Borrower’s pre-existing asset-based revolving credit facility that was concurrently terminated when the Credit Agreement became effective, are deemed to be issued and outstanding under the Facility. As of April 30, 2017, availability under the Facility was approximately $69.7 million.

Borrowings under the Facility bear interest at rates selected periodically by the Company at LIBOR plus a spread ranging from 1.25% to 1.75% per annum, based on the Company’s consolidated leverage ratio, or at a base rate plus a spread ranging from 0.25% to 0.75% per annum based on the Company’s consolidated leverage ratio (as defined in the Credit Agreement). At April 30, 2017, the Company’s spreads were 1.25% over LIBOR and 0.25% over the base rate. The Company has also agreed to pay certain fees and expenses and to provide certain indemnities, all of which are customary for such financings.

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

The Borrowers are also subject to a minimum consolidated EBITDA (as defined in the Credit Agreement) test of $50.0 million, measured at the end of each fiscal quarter based on the four most recent fiscal quarters and a consolidated leverage ratio (as defined in the Credit Agreement) covenant not to exceed 2.50 to 1.00, measured as of the last day of each fiscal quarter. As of April 30, 2017, the Company was in compliance with its covenants under the Credit Agreement.

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

As of April 30, 2017, the Company classified $5.0 million of the outstanding balance under the Facility as current based on voluntary payments estimated to be made in the next twelve months, with the remainder classified as long-term debt based on the 2020 maturity date of the Facility and the Company’s intent and ability to refinance its obligations thereunder.

As of April 30, 2017, Bank of America, N.A. issued two irrevocable standby letters of credit in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada. As of April 30, 2017, the Company had outstanding letters of credit totaling $0.3 million with expiration dates through April 26, 2018.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified maturity with a Swiss bank. As of April 30, 2017 and 2016, these lines of credit totaled 6.5 million Swiss francs and 5.0 million Swiss francs with a dollar equivalent of $6.5 million and $5.2 million, respectively. As of April 30, 2017 and 2016, there were no borrowings against these lines. As of April 30, 2017, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.2 million, in various foreign currencies, of which $0.5 million is a restricted deposit as it relates to lease agreements. As of April 30, 2016, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.0 million in various foreign currencies, of which $0.5 million is a restricted deposit as it relates to lease agreements.

The Company paid dividends of $0.13 per share or approximately $3.0 million for both the three months ended April 30, 2017 and 2016.

On May 25, 2017, the Board of Directors approved the payment of a cash dividend in the amount of $0.13 for each share of the Company’s outstanding common stock and class A common stock. The dividend will be paid on June 20, 2017 to all shareholders of record as of the close of business on June 6, 2017. The decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board, in its sole discretion.

On March 20, 2017, the Board of Directors approved the payment of a cash dividend in the amount of $0.13 for each share of the Company’s outstanding common stock and class A common stock.

Cash at April 30, 2017 amounted to $233.6 million compared to $203.9 million at April 30, 2016. The increase in cash is primarily the result of cash provided by operating activities, partially offset by the payment of dividends, cash used in stock repurchases, capital expenditures, the repayment of bank borrowings and the purchase of the remaining incremental ownership of the Company’s joint ventures.

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

Accounting Changes and Recent Accounting Pronouncements

See Note 13 to the accompanying unaudited consolidated financial statements for a description of certain accounting changes and recent accounting pronouncements which may impact our consolidated financial statements in future reporting periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

The Company’s primary market risk exposure relates to foreign currency exchange risk. A significant portion of the Company’s purchases are denominated in Swiss francs and, to a lesser extent, the Japanese Yen. The Company also sells to third-party customers in a variety of foreign currencies, most notably the Euro and the British Pound. The Company reduces its exposure to the Swiss franc, Euro, British Pound and Japanese Yen exchange rate risk through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. In the event these exposures do not offset, from time to time the Company uses various derivative financial instruments to further reduce the net exposures to currency fluctuations, predominately forward and option contracts. When entered into, the Company designates and documents these derivative instruments as a cash flow hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. Changes in the fair value of a derivative that is designated and documented as a cash flow hedge and is highly effective, are recorded in other comprehensive income until the underlying transaction affects earnings, and then are later reclassified into earnings in the same account as the hedged transaction. The earnings impact is mostly offset by the effects of currency movements on the underlying hedged transactions. To the extent that the Company does not engage in a hedging program, any change in the Swiss franc, Euro, British Pound and Japanese Yen exchange rates to local currency have an equal effect on the Company’s earnings.

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

As of April 30, 2017, the Company’s entire net forward contracts hedging portfolio consisted of 21.0 million Swiss francs equivalent, 11.7 million Euros equivalent, 5.9 million British Pounds equivalent and 30.0 million Japanese Yen equivalent with various expiry dates ranging through October 5, 2017 compared to a portfolio of 25.0 million Swiss francs equivalent and 13.0 million Euros equivalent, with no British Pounds or Japanese Yen equivalent with various expiry dates ranging through October 28, 2016 as of April 30, 2016. If the Company were to settle its Swiss franc forward contracts at April 30, 2017 and 2016, the net result would be a gain of $0.1 million, net of tax of $0.1 million and a gain of $0.4 million, net of tax of $0.3 million, respectively. If the Company were to settle its Euro forward contracts at April 30, 2017 and 2016, the net result would be a loss of $0.1 million, net of tax benefit of $0.0 million and a loss of $0.2 million, net of tax benefit of $0.1 million, respectively. If the Company were to settle its Japanese Yen forward contracts at April 30, 2017, the net result would be immaterial. As of April 30, 2017, the Company’s British Pound forward contracts had no value. As of April 30, 2016, the Company had no British Pound forward contracts. The Company had no Swiss franc, Euro, British Pound or Japanese Yen option contracts related to cash flow hedges as of April 30, 2017 and 2016, respectively.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under its hedging program, the Company can purchase various commodity derivative instruments, primarily futures contracts. When held, these derivatives are documented as qualified cash flow hedges, and the resulting gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. The Company did not hold any future contracts in its gold hedge portfolio as of April 30, 2017 and 2016; thus, any changes in the gold purchase price will have an equal effect on the Company’s cost of sales.

Debt and Interest Rate Risk

The Company has certain debt obligations with variable interest rates, which are based on LIBOR plus a spread ranging from 1.25% to 1.75% or on a base rate plus a spread ranging from 0.25% to 0.75% per annum. The Company does not hedge these interest rate risks. As of April 30, 2017, the Company had $30.0 million in outstanding debt. The Company estimates that a 1% increase in interest rates would decrease the Company’s annual income by approximately $0.3 million. For additional information concerning potential changes to future interest obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended April 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in legal proceedings and claims from time to time, in the ordinary course of its business. Legal reserves are recorded in accordance with the accounting guidance for contingencies. Contingencies are inherently unpredictable and it is possible that results of operations, balance sheets or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, such matters. For those legal proceedings and claims for which the Company believes that it is probable and reasonably estimable that a loss may result, the Company records a reserve for the potential loss. For proceedings and claims where the Company believes it is reasonably possible that a loss may result that is materially in excess of amounts accrued for the matter, the Company either discloses an estimate of such possible loss or range of loss or includes a statement that such an estimate cannot be made. As of April 30, 2017, the Company is party to legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition, future results of operations beyond the amounts accrued, or cash flows.

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

Item 1A. Risk Factors

As of April 30, 2017, there have been no material changes to any of the risk factors previously reported in the Company’s 2017 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 31, 2016, the Board of Directors approved a share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. The Company may purchase shares of its common stock through open market purchases, repurchase programs, block trades or otherwise. This authorization expires on September 30, 2017. During the three months ended April 30, 2017, the Company repurchased a total of 44,000 shares of its common stock in the open market at a total cost of approximately $1.0 million or an average cost of $23.37 per share, which included 20,000 shares repurchased from the Movado Group Foundation at a total cost of approximately $0.5 million or $22.90 average per share.

There were 30,206 shares of common stock repurchased during the three months ended April 30, 2017 as a result of the surrender of shares in connection with the vesting of certain stock awards. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company to fund the payment of such taxes.

The following table summarizes information about the Company’s purchases for the three months ended April 30, 2017 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
February 1, 2017 – February 28, 2017	–	$–	–	$46,135,698
March 1, 2017 – March 31, 2017	5,000	23.84	5,000	46,016,493
April 1, 2017 – April 30, 2017	69,206	23.15	39,000	45,107,410
Total	74,206	$23.20	44,000	$45,107,410

Item 6. Exhibits

10.1

Separation Agreement and General Release dated as of April 30, 2017 between Movado Group, Inc. and Ricardo Quintero. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 4, 2017.

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

101

The following financial information from Movado Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2017 filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive (Loss) / Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOVADO GROUP, INC.
(Registrant)
Dated: May 25, 2017	By:	/s/ Sallie A. DeMarsilis
Sallie A. DeMarsilis Senior Vice President, Chief Financial Officer and Principal Accounting Officer