Form 10-Q
period 2017-07-31
MOVADO GROUP INC
filed 2017-08-29
CIK 72573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for that past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,’’ “accelerated filer,’’ “smaller reporting company,’’ and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer (Do not check if a smaller reporting company) ☐
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The number of shares outstanding of the registrant’s Common Stock and Class A Common Stock as of August 22, 2017 were 16,319,145 and 6,651,950, respectively.

MOVADO GROUP, INC.

Index to Quarterly Report on Form 10-Q

July 31, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	July 31,	January 31,	July 31,
	2017	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$162,417	$256,279	$205,795
Trade receivables, net	81,513	66,847	72,737
Inventories	176,967	153,167	186,090
Other current assets	31,825	28,487	34,807
Total current assets	452,722	504,780	499,429
Property, plant and equipment, net	31,412	34,173	35,726
Deferred and non-current income taxes	24,924	24,837	20,656
Goodwill	56,116	—	—
Other intangibles, net	23,184	1,633	1,837
Other non-current assets	45,715	42,379	41,088
Total assets	$634,073	$607,802	$598,736
LIABILITIES AND EQUITY
Current liabilities:
Loans payable to bank, current	$5,000	$5,000	$3,000
Accounts payable	35,174	27,192	26,013
Accrued liabilities	44,192	35,061	37,676
Income taxes payable	1,730	4,149	2,120
Total current liabilities	86,096	71,402	68,809
Loans payable to bank	25,000	25,000	35,000
Deferred and non-current income taxes payable	7,759	3,322	3,089
Other non-current liabilities	37,060	34,085	32,206
Total liabilities	155,915	133,809	139,104
Commitments and contingencies (Note 9)
Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 27,291,230, 27,176,656 and 27,137,049 shares issued and outstanding, respectively	273	272	271
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,651,950, 6,644,105 and 6,644,105 shares issued and outstanding, respectively	67	66	66
Capital in excess of par value	187,852	185,354	182,185
Retained earnings	411,275	415,919	396,432
Accumulated other comprehensive income	85,478	76,780	83,413
Treasury Stock, 10,972,873, 10,869,321 and 10,830,958 shares, respectively, at cost	(206,787)	(204,398)	(203,384)
Total Movado Group, Inc. shareholders' equity	478,158	473,993	458,983
Noncontrolling interests	—	—	649
Total equity	478,158	473,993	459,632
Total liabilities and equity	$634,073	$607,802	$598,736

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Net sales	$128,781	$128,086	$228,046	$242,149
Cost of sales	62,655	57,823	112,783	110,569
Gross profit	66,126	70,263	115,263	131,580
Selling, general, and administrative	57,809	60,172	110,594	116,111
Operating income	8,317	10,091	4,669	15,469
Interest expense	(390)	(331)	(746)	(706)
Interest income	129	36	251	93
Income before income taxes	8,056	9,796	4,174	14,856
Provision for income taxes (Note 10)	2,574	3,441	2,851	5,164
Net income	5,482	6,355	1,323	9,692
Less: Net income attributed to noncontrolling interests	—	49	—	78
Net income attributed to Movado Group, Inc.	$5,482	$6,306	$1,323	$9,614

Basic income per share:
Weighted basic average shares outstanding	23,085	23,092	23,080	23,083
Net income per share attributed to Movado Group, Inc.	$0.24	$0.27	$0.06	$0.42

Diluted income per share:
Weighted diluted average shares outstanding	23,218	23,192	23,253	23,237
Net income per share attributed to Movado Group, Inc.	$0.24	$0.27	$0.06	$0.41

Dividends declared per share	0.13	$0.13	0.26	$0.26

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Comprehensive income, net of taxes:
Net income including noncontrolling interests	$5,482	$6,355	$1,323	$9,692
Net unrealized gain / (loss) on investments, net of tax (benefit) of $6, $(5), $0 and $(3), respectively	13	(4)	1	2
Net change in effective portion of hedging contracts, net of tax (benefit) of $(53), $60, $(79) and $14, respectively	(266)	306	(411)	74
Foreign currency translation adjustments	10,838	(3,092)	9,108	14,808
Comprehensive income including noncontrolling interests	16,067	3,565	10,021	24,576
Less: Comprehensive income attributed to noncontrolling interests	—	17	—	54
Total comprehensive income attributed to Movado Group, Inc.	$16,067	$3,548	$10,021	$24,522

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended July 31,
	2017	2016
Cash flows from operating activities:
Net income including noncontrolling interests	$1,323	$9,692
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	6,009	5,688
Transactional (gains) / losses	(444)	1,925
Write-down of inventories	886	867
Deferred income taxes	9	142
Stock-based compensation	2,433	4,026
Cost savings initiative	6,419	—
Changes in assets and liabilities:
Trade receivables	(10,267)	(1,614)
Inventories	(18,774)	(21,134)
Other current assets	(2,237)	(5,271)
Accounts payable	7,102	(1,806)
Accrued liabilities	911	(1,196)
Income taxes payable	(3,090)	(4,392)
Other non-current assets	(3,250)	(4,863)
Other non-current liabilities	2,948	3,603
Net cash (used in) operating activities	(10,022)	(14,333)
Cash flows from investing activities:
Capital expenditures	(2,005)	(1,796)
Short-term investment	—	(154)
Restricted cash deposits	1,018	(1,156)
Trademarks and other intangibles	(463)	(263)
Acquisition, net of cash acquired	(78,991)	—
Net cash (used in) investing activities	(80,441)	(3,369)
Cash flows from financing activities:
Proceeds from bank borrowings	—	3,000
Repayments of bank borrowings	—	(5,000)
Stock options exercised and other changes	(733)	(1,248)
Dividends paid	(5,967)	(5,970)
Stock repurchase	(1,655)	(2,858)
Net cash (used in) financing activities	(8,355)	(12,076)
Effect of exchange rate changes on cash and cash equivalents	4,956	7,385
Net (decrease) in cash and cash equivalents	(93,862)	(22,393)
Cash and cash equivalents at beginning of period	256,279	228,188
Cash and cash equivalents at end of period	$162,417	$205,795

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

NOTE 2 - CHANGES TO CRITICAL ACCOUNTING POLICIES

As a result of the acquisition of JLB Brands Ltd., the owner of the Olivia Burton brand, in the second quarter of fiscal 2018, the Company has made the following additions to its critical accounting policies related to intangible assets and goodwill (see Note 17 – Acquisitions).

Intangibles

In accordance with applicable guidance, the Company estimates and records the fair value of purchased intangible assets at the time of its acquisition, which in the acquisition of the Olivia Burton brand primarily consist of a trade name and customer relationships. The fair values of these intangible assets are estimated based on independent third-party appraisals. Finite-lived intangible assets are amortized over their respective estimated useful lives and are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying values may not be fully recoverable. Estimates of fair value for finite-lived intangible assets are primarily determined using discounted cash flows, with consideration of market comparisons and recent transactions. This approach may use significant estimates and assumptions, including projected future cash flows, discount rates and growth rates.

Goodwill

At the time of acquisition, in accordance with applicable guidance, the Company records all acquired net assets at their estimated fair values. These estimated fair values are based on management’s assessments and independent third-party appraisals. The excess of the purchase consideration over the aggregate estimated fair values of the acquired net assets is recorded as goodwill.

Goodwill will not be amortized but will be assessed for impairment at least annually. Under applicable guidance, the Company generally performs its annual goodwill impairment analysis using a qualitative approach to determine whether it is more likely than not that the fair value of goodwill is less than its carrying value. If, based on the results of the qualitative assessment, it is concluded that it is more likely than not that the fair value of goodwill is less than its carrying value, a quantitative test is performed. The Company early adopted ASU 2017-04 “Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment” (see Note 14 – Accounting Changes and Recent Accounting Pronouncements) on a prospective basis during the second quarter of fiscal 2018 in light of goodwill in the period, associated with the acquisition of the Olivia Burton brand.

The quantitative impairment test is performed to measure the amount of impairment loss, if any. The quantitative impairment test identifies the existence of potential impairment by comparing the fair value of each reporting unit with its carrying value, including goodwill. If a reporting unit’s carrying amount exceeds its fair value, the Company will record an impairment charge, as an operating expense item, based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit.

Determination of the fair value of a reporting unit and the fair value of individual assets and liabilities of a reporting unit is based on management's assessment, including the consideration of independent third-party appraisals when necessary. Furthermore, this determination is subjective in nature and involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the amount of any such charge. Estimates of fair value are primarily determined using discounted cash flows, market comparisons, and recent transactions. These approaches use significant estimates and assumptions, including projected future cash flows, discount rates, growth rates, and determination of appropriate market comparisons.

NOTE 3 – FAIR VALUE MEASUREMENTS

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands) as of July 31, 2017 and 2016 and January 31, 2017:

		Fair Value at July 31, 2017
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$313	$—	$—	$313
Short-term investment	Other current assets	161	—	—	161
SERP assets - employer	Other non-current assets	1,394	—	—	1,394
SERP assets - employee	Other non-current assets	34,007	—	—	34,007
Hedge derivatives	Other current assets	—	402	—	402
Total		$35,875	$402	$—	$36,277
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$34,007	$—	$—	$34,007
Hedge derivatives	Accrued liabilities	—	489	—	489
Total		$34,007	$489	$—	$34,496

		Fair Value at January 31, 2017
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$309	$—	$—	$309
Short-term investment	Other current assets	154	—	—	154
SERP assets - employer	Other non-current assets	1,091	—	—	1,091
SERP assets - employee	Other non-current assets	30,831	—	—	30,831
Hedge derivatives	Other current assets	—	145	—	145
Total		$32,385	$145	$—	$32,530
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$30,831	$—	$—	$30,831
Hedge derivatives	Accrued liabilities	—	211	—	211
Total		$30,831	$211	$—	$31,042

		Fair Value at July 31, 2016
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$271	$—	$—	$271
Short-term investment	Other current assets	154	—	—	154
SERP assets - employer	Other non-current assets	1,364	—	—	1,364
SERP assets - employee	Other non-current assets	28,469	—	—	28,469
Hedge derivatives	Other current assets	—	549	—	549
Total		$30,258	$549	$—	$30,807
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$28,469	$—	$—	$28,469
Hedge derivatives	Accrued liabilities	—	92	—	92
Total		$28,469	$92	$—	$28,561

The fair values of the Company’s available-for-sale securities are based on quoted prices. The fair value of the short-term investment, which is a guaranteed investment certificate, is based on its purchase price plus one half of a percent calculated annually. The assets related to the Company’s defined contribution supplemental executive retirement plan (“SERP”) consist of both employer (employee unvested) and employee assets which are invested in investment funds with fair values calculated based on quoted market prices. The SERP liability represents the Company’s liability to the employees in the plan for their vested balances. The hedge derivatives are entered into by the Company principally to reduce its exposure to Swiss franc and Euro exchange rate risks. Fair values of the Company’s hedge derivatives are calculated based on quoted foreign exchange rates and quoted interest rates. The carrying amount of debt approximated fair value as of July 31, 2017.

NOTE 4 – EQUITY

The components of equity for the six months ended July 31, 2017 and 2016 are as follows (in thousands):

	Movado Group, Inc. Shareholders' Equity
	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance, January 31, 2017	$272	$66	$185,354	$415,919	$(204,398)	$76,780	$—	$473,993
Net income				1,323				1,323
Dividends				(5,967)				(5,967)
Stock repurchase					(1,655)			(1,655)
Stock options exercised	1	1	(1)		(734)			(733)
Supplemental executive retirement plan			66					66
Stock-based compensation expense			2,433					2,433
Net unrealized gain on investments, net of tax of $0						1		1
Net change in effective portion of hedging contracts, net of tax benefit of $79						(411)		(411)
Foreign currency translation adjustment (3)						9,108		9,108
Balance, July 31, 2017	$273	$67	$187,852	$411,275	$(206,787)	$85,478	$—	$478,158

	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance, January 31, 2016	$270	$66	$178,118	$392,788	$(199,195)	$68,505	$595	$441,147
Net income				9,614			78	9,692
Dividends				(5,970)				(5,970)
Stock repurchase					(2,858)			(2,858)
Stock options exercised, net of tax of $160	1		(78)		(1,331)			(1,408)
Supplemental executive retirement plan			119					119
Stock-based compensation expense			4,026					4,026
Net unrealized gain on investments, net of tax benefit of $3						2		2
Net change in effective portion of hedging contracts, net of tax of $14						74		74
Foreign currency translation adjustment (3)						14,832	(24)	14,808
Balance, July 31, 2016	$271	$66	$182,185	$396,432	$(203,384)	$83,413	$649	$459,632

(1)	Each share of common stock is entitled to one vote per share on all matters submitted to a vote of the shareholders.
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

NOTE 5 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company follows accounting guidance which requires disclosure of segment data based on how management makes decisions about allocating resources to segments and measuring their performance.

The Company conducts its business in two operating segments: Wholesale and Retail. The Company’s Wholesale segment includes the designing, manufacturing and distribution of watches of quality owned brands and licensed brands, in addition to revenue generated from after-sales service activities and shipping. The Retail segment includes the Company’s retail outlet locations.

The Company divides its business into two major geographic locations: United States operations, and International, which includes the results of all non-U.S. Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 26.4%, 10.2%, 9.3% and 6.1%, respectively, of the Company’s total net sales for the three months ended July 31, 2017. For the three months ended July 31, 2016, the Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 22.3%, 8.3%, 10.0% and 7.2%, respectively, of the Company’s total net sales.

The Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 27.8%, 10.4%, 8.9% and 6.1%, respectively, of the Company’s total net sales for the six months ended July 31, 2017. For the six months ended July 31, 2016, the Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 22.8%, 9.2%, 9.3% and 6.3%, respectively, of the Company’s total net sales. Substantially all of the Company’s tangible International assets are located in Switzerland and Hong Kong.

Operating Segment Data for the Three Months Ended July 31, 2017 and 2016 (in thousands):

	Net Sales
	2017	2016
Wholesale:
Owned brands category	$46,339	$46,643
Licensed brands category	62,529	61,571
After-sales service and all other	2,150	2,997
Total Wholesale	111,018	111,211
Retail	17,763	16,875
Consolidated total	$128,781	$128,086

	Operating Income (3) (4)
	2017	2016
Wholesale	$4,797	$6,633
Retail	3,520	3,458
Consolidated total	$8,317	$10,091

Operating Segment Data for the Six Months Ended July 31, 2017 and 2016 (in thousands):

	Net Sales
	2017	2016
Wholesale:
Owned brands category	$79,481	$88,679
Licensed brands category	113,899	118,411
After-sales service and all other	4,798	6,079
Total Wholesale	198,178	213,169
Retail	29,868	28,980
Consolidated total	$228,046	$242,149

	Operating Income (3) (4)
	2017	2016
Wholesale	$309	$11,201
Retail	4,360	4,268
Consolidated total	$4,669	$15,469

	Total Assets
	July 31, 2017	January 31, 2017	July 31, 2016
Wholesale	$609,893	$584,518	$575,903
Retail	24,180	23,284	22,833
Consolidated total	$634,073	$607,802	$598,736

Geographic Location Data for the Three Months Ended July 31, 2017 and 2016 (in thousands):

	Net Sales		Operating Income / (Loss) (3) (4)
	2017	2016	2017	2016
United States (1)	$61,845	$66,823	$1,401	$(392)
International (2)	66,936	61,263	6,916	10,483
Consolidated total	$128,781	$128,086	$8,317	$10,091

United States and International net sales are net of intercompany sales of $62.3 million and $72.4 million for the three months ended July 31, 2017 and 2016, respectively.

Geographic Location Data for the Six Months Ended July 31, 2017 and 2016 (in thousands):

	Net Sales		Operating (Loss) / Income (3) (4)
	2017	2016	2017	2016
United States (1)	$106,640	$126,880	$(8,380)	$(1,785)
International (2)	121,406	115,269	13,049	17,254
Consolidated total	$228,046	$242,149	$4,669	$15,469

United States and International net sales are net of intercompany sales of $124.6 million and $155.9 million for the six months ended July 31, 2017 and 2016, respectively.

(1)

The United States operating income / (loss) included $7.2 million and $10.0 million of unallocated corporate expenses for the three months ended July 31, 2017 and 2016, respectively. The United States operating loss included $13.4 million and $18.7 million of unallocated corporate expenses for the six months ended July 31, 2017 and 2016, respectively.

(2)

The International operating income included $7.9 million and $9.4 million of certain intercompany profits related to the Company’s supply chain operations for the three months ended July 31, 2017 and 2016, respectively. The International operating income included $15.5 million and $16.5 million of certain intercompany profits related to the Company’s supply chain operations for the six months ended July 31, 2017 and 2016, respectively.

(3)

In the International location of the Wholesale segment, for the three months ended July 31, 2017, operating income included a pre-tax charge of $0.1 million, as a result of the Company’s cost savings initiatives. In the United States and International locations of the Wholesale segment, for the six months ended July 31, 2017, operating (loss) / income included a pre-tax charge of $3.8 million and $2.6 million, respectively, as a result of the Company’s cost savings initiatives.

(4)

In the United States and International locations of the Wholesale segment, for both the three and the six months ended July 31, 2017, operating income / (loss) included $0.2 million and $4.3 million, respectively, of expenses primarily related to transaction costs and adjustments in acquisition accounting, as a result of the Company’s acquisition of the Olivia Burton brand.

	Total Assets
	July 31, 2017	January 31, 2017	July 31, 2016
United States	$216,929	$207,246	$221,081
International	417,144	400,556	377,655
Consolidated total	$634,073	$607,802	$598,736

	Property, Plant and Equipment, Net
	July 31, 2017	January 31, 2017	July 31, 2016
United States	$17,521	$19,197	$21,686
International	13,891	14,976	14,040
Consolidated total	$31,412	$34,173	$35,726

NOTE 6 – INVENTORIES

Inventories consisted of the following (in thousands):

	July 31, 2017	January 31, 2017	July 31, 2016
Finished goods	$132,659	$112,297	$134,421
Component parts	41,932	38,482	47,717
Work-in-process	2,376	2,388	3,952
	$176,967	$153,167	$186,090

NOTE 7 – DEBT AND LINES OF CREDIT

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

As of July 31, 2017, $30.0 million in loans were drawn under the Facility. Additionally, approximately $0.3 million in letters of credit, which were outstanding under the Borrower’s pre-existing asset-based revolving credit facility that was concurrently terminated when the Credit Agreement became effective, are deemed to be issued and outstanding under the Facility. As of July 31, 2017, availability under the Facility was approximately $69.7 million.

Borrowings under the Facility bear interest at rates selected periodically by the Company at LIBOR plus a spread ranging from 1.25% to 1.75% per annum, based on the Company’s consolidated leverage ratio, or at a base rate plus a spread ranging from 0.25% to 0.75% per annum based on the Company’s consolidated leverage ratio (as defined in the Credit Agreement). At July 31, 2017, the Company’s spreads were 1.25% over LIBOR and 0.25% over the base rate. The Company has also agreed to pay certain fees and expenses and to provide certain indemnities, all of which are customary for such financings.

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

The Borrowers are also subject to a minimum consolidated EBITDA (as defined in the Credit Agreement) test of $50.0 million, measured at the end of each fiscal quarter based on the four most recent fiscal quarters and a consolidated leverage ratio (as defined in the Credit Agreement) covenant not to exceed 2.50 to 1.00, measured as of the last day of each fiscal quarter. As of July 31, 2017, the Company was in compliance with its covenants under the Credit Agreement.

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

As of July 31, 2017, the Company classified $5.0 million of the outstanding balance under the Facility as current based on voluntary payments estimated to be made in the next twelve months, with the remainder classified as long-term debt based on the 2020 maturity date of the Facility and the Company’s intent and ability to refinance its obligations thereunder.

As of July 31, 2017, Bank of America, N.A. issued two irrevocable standby letters of credit in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada. As of July 31, 2017, the Company had outstanding letters of credit totaling $0.3 million with expiration dates through May 31, 2018.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified maturity with a Swiss bank. As of July 31, 2017 and 2016, these lines of credit totaled 6.5 million Swiss francs and 5.0 million Swiss francs with a dollar equivalent of $6.7 million and $5.2 million, respectively. As of July 31, 2017 and 2016, there were no borrowings against these lines. As of July 31, 2017, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.2 million, in various foreign currencies, of which $0.6 million is a restricted deposit as it relates to lease agreements. As of July 31, 2016, three European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.2 million in various foreign currencies, of which $0.6 million is a restricted deposit as it relates to lease agreements.

NOTE 8 – EARNINGS PER SHARE

The Company presents net income per share on a basic and diluted basis. Basic earnings per share are computed using weighted-average shares outstanding during the period. Diluted earnings per share are computed using the weighted-average number of shares outstanding adjusted for dilutive common stock equivalents.

The weighted-average number of shares outstanding for basic earnings per share was approximately 23,085,000 and 23,092,000 for the three months ended July 31, 2017 and 2016, respectively. For the three months ended July 31, 2017 and 2016, the number of shares outstanding for diluted earnings per share increased by approximately 133,000 and 100,000, respectively, due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans and SERP.

For the three months ended July 31, 2017 and 2016, approximately 810,000 and 1,005,000, respectively, of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

The weighted-average number of shares outstanding for basic earnings per share was approximately 23,080,000 and 23,083,000 for the six months ended July 31, 2017 and 2016, respectively. For the six months ended July 31, 2017 and 2016, the number of shares outstanding for diluted earnings per share increased by approximately 173,000 and 154,000, respectively, due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans and SERP.

For the six months ended July 31, 2017 and 2016, approximately 807,000 and 837,000, respectively, of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

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

During the three months ended July 31, 2017, the Company released to cash $1.0 million in restricted cash deposits that were previously recorded in other current assets on the Company’s Consolidated Balance Sheet, related to a certain vendor agreement.

In December 2016, U.S. Customs and Border Protection (“U.S. Customs”) issued an audit report concerning the methodology used by the Company to allocate the cost of certain watch styles imported into the U.S. among the component parts of those watches for tariff purposes. The report disputes the reasonableness of the Company’s historical allocation formulas and proposes an alternative methodology that would imply approximately $5.1 million in underpaid duties over the five-year period covered by the statute of limitations, plus possible penalties and interest. The Company believes that U.S. Customs’ alternative duty methodology and estimate are not consistent with the Company’s facts and circumstances and is disputing U.S. Customs’ position. On February 24, 2017, the Company provided U.S. Customs with supplemental analyses and information supporting the Company’s historical allocation formulas and is in the process of providing additional information for U.S. Customs’ review. Although the Company disagrees with U.S. Customs’ position, it cannot predict with any certainty the outcome of this matter. The Company intends to continue to work with U.S. Customs to reach a mutually-satisfactory resolution.

The Company is involved in legal proceedings and claims from time to time, in the ordinary course of its business. Legal reserves are recorded in accordance with the accounting guidance for contingencies. Contingencies are inherently unpredictable and it is possible that results of operations, balance sheets or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, such matters. For those legal proceedings and claims for which the Company believes that it is probable that a reasonably estimable loss may result, the Company records a reserve for the potential loss. For proceedings and claims where the Company believes it is reasonably possible that a loss may result that is materially in excess of amounts accrued for the matter, the Company either discloses an estimate of such possible loss or range of loss or includes a statement that such an estimate cannot be made. As of July 31, 2017, the Company is party to legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition, future results of operations beyond the amounts accrued, or cash flows.

NOTE 10 – INCOME TAXES

The Company recorded income tax expense of $2.6 million and $3.4 million for the three months ended July 31, 2017 and 2016, respectively.

The effective tax rate was 32.0% and 35.1% for the three months ended July 31, 2017 and 2016, respectively. The decrease in the effective tax rate results primarily from decreased losses in the current period for certain foreign operations in which no tax benefit is recognized, partially offset by acquisition costs related to the Olivia Burton brand acquisition (see Note 17 – Acquisitions for additional disclosures).

The Company recorded income tax expense of $2.9 million and $5.2 million for the six months ended July 31, 2017 and 2016, respectively.

The effective tax rate was 68.3% and 34.8% for the six months ended July 31, 2017 and 2016, respectively. The increase in the effective tax rate was primarily due to the adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” (which requires that excess tax benefits and deficiencies associated with share-based compensation activity be recorded as an income tax expense or benefit in the period the shares vest or are settled. See Note 14 – Accounting Changes and Recent Accounting Pronouncements for additional disclosures) and acquisition costs related to the acquisition of the Olivia Burton brand (see Note 17 – Acquisitions for additional disclosures), partially offset by changes in jurisdictional earnings.

The effective tax rate for the three and six months ended July 31, 2017 differs from the U.S. statutory tax rate of 35.0% primarily due to foreign profits being taxed in lower taxing jurisdictions and acquisition costs related to the acquisition of the Olivia Burton brand (see Note 17 – Acquisitions for additional disclosures). The effective tax rate for the six months ended July 31, 2017 also includes an increase primarily due to the adoption of ASU 2016-09 and no tax benefit being recognized on losses incurred by certain foreign operations.

The effective tax rate for the three and six months ended July 31, 2016 differs from the U.S. statutory tax rate of 35.0% primarily due to foreign profits being taxed in lower taxing jurisdictions, partially offset by no tax benefit being recognized on losses incurred by certain foreign operations.

NOTE 11 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company accounts for its derivative financial instruments in accordance with the accounting guidance which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. A significant portion of the Company’s purchases are denominated in Swiss francs and, to a lesser extent, the Japanese Yen. The Company also sells to third-party customers in a variety of foreign currencies, most notably the Euro and the British Pound. The Company reduces its exposure to the Swiss franc, Euro, British Pound and Japanese Yen exchange rate risks through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. In the event these exposures do not offset, from time to time the Company uses forward contracts to further reduce the net exposures to currency fluctuations. When entered into, the Company designates and documents these derivative instruments as a cash flow hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. Changes in the fair value of a derivative that is designated and documented as a cash flow hedge and is highly effective, are recorded in other comprehensive income until the underlying transaction affects earnings, and then are later reclassified into earnings in the same account as the hedged transaction. The earnings impact is mostly offset by the effects of currency movements on the underlying hedged transactions. The Company formally assesses, both at the inception and at each financial quarter thereafter, the effectiveness of the derivative instrument hedging the underlying forecasted cash flow transaction. The Company does not exclude any designated cash flow hedges from its effectiveness testing. Any ineffectiveness related to the derivative financial instruments’ change in fair value will be recognized as other income in the Consolidated Statements of Operations in the period in which the ineffectiveness was calculated. No ineffectiveness has been recorded in the three and six months ended July 31, 2017 and 2016.

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

As of July 31, 2017, the Company’s entire net forward contracts hedging portfolio consisted of 22.0 million Swiss francs equivalent, 11.0 million Euros equivalent and 4.0 million British Pounds equivalent, with various expiry dates ranging through January 10, 2018.

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for derivatives (in thousands):

	Asset Derivatives				Liability Derivatives
	Balance Sheet Location	July 31, 2017 Fair Value	January 31, 2017 Fair Value	July 31, 2016 Fair Value	Balance Sheet Location	July 31, 2017 Fair Value	January 31, 2017 Fair Value	July 31, 2016 Fair Value
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$402	$145	$355	Accrued Liabilities	$25	$211	$92
Total Derivative Instruments		$402	$145	$355		$25	$211	$92

	Asset Derivatives				Liability Derivatives
	Balance Sheet Location	July 31, 2017 Fair Value	January 31, 2017 Fair Value	July 31, 2016 Fair Value	Balance Sheet Location	July 31, 2017 Fair Value	January 31, 2017 Fair Value	July 31, 2016 Fair Value
Derivatives designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$—	$—	$194	Accrued Liabilities	$464	$—	$—
Total Derivative Instruments		$—	$—	$194		$464	$—	$—

As of July 31, 2017 and 2016, the balance of deferred net loss on derivative financial instruments documented as cash flow hedges included in accumulated other comprehensive income (“AOCI”) was $0.4 million, net of tax benefit of $0.1 million and an immaterial amount, respectively. The maximum length of time the Company hedges its exposure to the fluctuation in future cash flows for forecasted transactions is 24 months. For the three and six months ended July 31, 2017, the Company reclassified from AOCI to earnings $0.4 million of net loss, net of tax benefit of $0.1 million, for both periods, respectively. For the three and six months ended July 31, 2016, the Company reclassified amounts from AOCI to earnings that were immaterial for both periods.

NOTE 12- ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income consisted of the following (in thousands):

	Currency Translation Adjustments	Available-for-sale securities	Hedging Contracts	Total
Balance, January 31, 2017	$76,569	$197	$14	$76,780
Other comprehensive income before reclassifications	9,108	1	31	9,140
Amounts reclassified from accumulated other comprehensive income (1)	—	—	(442)	(442)
Net current-period other comprehensive income / (loss)	9,108	1	(411)	8,698
As of July 31, 2017	$85,677	$198	$(397)	$85,478

	Currency Translation Adjustments	Available-for-sale securities	Hedging Contracts	Total
Balance, January 31, 2016	$68,265	$189	$51	$68,505
Other comprehensive income before reclassifications	14,832	2	153	14,987
Amounts reclassified from accumulated other comprehensive income (1)	—	—	(79)	(79)
Net current-period other comprehensive income	14,832	2	74	14,908
As of July 31, 2016	$83,097	$191	$125	$83,413

(1)	Amounts reclassified to earnings in the Consolidated Statements of Operations.

NOTE 13 – TREASURY STOCK

On August 29, 2017, the Board approved a share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. The Company may purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise. This authorization expires on August 29, 2020.

On March 31, 2016, the Board approved a share repurchase program under which the Company was authorized to purchase up to $50.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. This program authorized the Company to purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise. As of August 29, 2017, this program was canceled and a new share repurchase program was simultaneously approved. During the six months ended July 31, 2017, the Company repurchased a total of 71,507 shares of its common stock at a total cost of approximately $1.7 million or an average cost of $23.15 per share, which included 20,000 shares repurchased from the Movado Group Foundation at a total cost of approximately $0.5 million or $22.90 average per share. During the six months ended July 31, 2016, the Company repurchased a total of 119,499 shares of its common stock at a total cost of approximately $2.9 million or an average cost of $23.92 per share, which included 15,000 shares repurchased from the Movado Group Foundation at a total cost of approximately $0.4 million or $27.67 average per share.

There were 32,045 and 46,947 shares of common stock repurchased during the six months ended July 31, 2017 and 2016, respectively, as a result of the surrender of shares in connection with the vesting of certain stock awards. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company to fund the payment of such taxes.

NOTE 14 – ACCOUNTING CHANGES AND RECENT ACCOUNTING PRONOUNCEMENTS

On January 26, 2017, FASB issued ASU 2017-04, “Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment,” which eliminates the requirement to calculate the implied fair value when calculating goodwill, essentially eliminating step two from the goodwill impairment test. The new standard requires goodwill impairment to be based upon the results of step one of the impairment test, which evaluates the extent, if any, by which the carrying value of a reporting unit exceeds its fair value, with any resulting impairment not exceeding the carrying amount of goodwill. The Company early adopted ASU 2017-04 on a prospective basis during the second quarter of fiscal 2018 in light of goodwill in the period, associated with the acquisition of the Olivia Burton brand (see Note 17 – Acquisitions). If the Company's goodwill becomes impaired, the adoption of ASU 2017-04 could make the impairment recorded materially different from what would have been recorded under the previous standard.

On January 5, 2017, FASB issued ASU 2017-01, “Business Combinations: Clarifying the Definition of a Business,” which clarifies the definition of a business. The objective of this ASU is to assist entities in determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company early adopted ASU 2017-01 on a prospective basis during the second quarter of fiscal 2018, in connection with the acquisition of the Olivia Burton brand (see Note 17 – Acquisitions). The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial position.

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

On May 28, 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This pronouncement affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, FASB deferred the effective date of the guidance. The new revenue standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and allows either a full retrospective adoption to all periods presented or a modified retrospective adoption approach with the cumulative effect of initial application of the revised guidance recognized at the date of initial application. Early adoption is permitted for periods beginning after December 15, 2016. On March 30, 2016, FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Principal versus Agent Considerations),” to clarify the implementation guidance on principal versus agent considerations. On April 14, 2016, FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Identifying Performance Obligations and Licensing),” to clarify the implementation guidance on identifying performance obligations and accounting for licenses of intellectual property. On May 9, 2016, FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Narrow-Scope Improvements and Practical Expedients),” to clarify the implementation guidance on assessing collectability, presentation of sales taxes, noncash consideration and completed contracts and contract modifications at transition. The Company is assessing the impact of the guidance by reviewing its current accounting policies and practices to identify differences, if any, that will result from applying the new requirements to its existing agreements, including evaluation of its performance obligations, return policy, customer payments and principal versus agent consideration. The Company is assessing how it determines its transaction price in relation to its customer agreements. The Company will continue evaluating the impact, if any, on changes to the business processes, systems and controls to support recognition and disclosure under the new guidance. The Company is still evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements. The Company expects to adopt the new guidance in the beginning of fiscal 2019.

NOTE 15 – OPERATING EFFICIENCY INITIATIVES AND OTHER ITEMS

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

A summary rollforward of costs related to the operating efficiency initiatives and other items is as follows (in thousands):

	Balance at January 31, 2017	Cash payments	Foreign exchange	Accrued balance at July 31, 2017
Severance	$78	$(1)	$4	$81
Occupancy charges	330	(65)	10	275
Total	$408	$(66)	$14	$356

NOTE 16 – COST SAVINGS INITIATIVES

As a result of actions taken by the Company in the first quarter of fiscal 2018 to better align its global infrastructure with the current business environment by consolidating certain operations and streamlining functions to reduce costs and improve profitability, the Company recorded $6.3 million of pre-tax expenses primarily for severance and payroll related, other and occupancy charges, predominantly impacting the Company’s North American and Swiss operations. The Company recorded an additional $0.1 million of pre-tax expenses in the second quarter of fiscal 2018 related to Other. The Company expects the cost savings initiatives to be substantially completed by the end of fiscal 2018.

A summary rollforward of costs related to the cost savings initiatives is as follows (in thousands):

	Fiscal 2018 Charges (2)	Cash payments	Non-cash adjustments	Foreign exchange	Accrued balance at July 31, 2017
Severance and payroll related (1)	$5,943	$(4,243)	$(153)	$73	$1,620
Other (1)	377	(27)	(13)	29	366
Occupancy charges (1)	99	(11)	—	9	97
Total	$6,419	$(4,281)	$(166)	$111	$2,083

(1)

The total severance and payroll related charges of $5.9 million include $4.5 million in SG&A and $1.4 million in Cost of Sales in the Consolidated Statement of Operations for the six months ended July 31, 2017. The other charges of $0.4 million and occupancy charges of $0.1 million are included in SG&A in the Consolidated Statement of Operations for the six months ended July 31, 2017.

(2)	The United States and International locations of the Wholesale segment include a pre-tax charge of $3.8 million and $2.6 million, respectively.

NOTE 17 – ACQUISITIONS

On July 3, 2017, the Company, through a wholly-owned U.K. subsidiary, acquired JLB Brands Ltd., the owner of the Olivia Burton brand, one of the United Kingdom’s fastest growing fashion watch and jewelry brands, for $78.2 million, or £60.0 million in cash, subject to working capital and other closing adjustments. After giving effect to the closing adjustments, the purchase price was $79.0 million, or £60.7 million, net of cash acquired of approximately $5.9 million, or £4.5 million. The acquisition was funded with cash on hand of the Company’s non-U.S. subsidiaries, and no debt was assumed in the acquisition. The acquisition adds a new brand with significant global growth potential to the Company’s portfolio.

The results of the Olivia Burton brand’s operations have been included in the consolidated financial statements since the date of acquisition within the International location of the Wholesale segment. In the United States and International locations of the Wholesale segment, for the three months ended July 31, 2017, operating income / (loss) included $0.2 million and $4.3 million, respectively, of expenses primarily related to transaction costs and adjustments in acquisition accounting, as a result of the Company’s acquisition of the Olivia Burton brand.

The acquisition was accounted for in accordance with FASB Topic ASC 805 (“Business Combinations”), which requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.

The following table summarizes the fair value of the assets acquired and liabilities assumed as of the July 3, 2017 acquisition date (in thousands):

Assets Acquired and Liabilities Assumed	Fair Value
Cash and cash equivalents	$5,909
Trade receivables, net	3,106
Inventories	4,164
Prepaid expenses and other current assets	913
Property, plant and equipment, net	131
Goodwill	55,322
Trade name and other intangibles	21,415
Total assets acquired	90,960
Accounts payable	608
Accrued liabilities	844
Income taxes payable	643
Deferred and non-current income taxes payable	3,965
Total liabilities assumed	6,060
Total purchase price	$84,900

Inventories include a step-up adjustment of approximately $0.8 million, which is being amortized over three months. The components of Trade name and other intangibles include a trade name of approximately $12.8 million (amortized over 10 years), and customer relationships of $8.6 million (amortized over 6 years).

The Company recorded goodwill of $55.3 million based on the amount by which the purchase price exceeded the fair value of the net assets acquired. Goodwill is not deductible for income tax purposes.

The operating results of the Olivia Burton brand have been included in the Company’s Consolidated Financial Statements beginning July 3, 2017. Net sales of the acquired Olivia Burton brand since the date of acquisition through July 31, 2017 were $0.9 million. The Olivia Burton brand’s net income since the date of acquisition was $0.1 million.

The following table provides the Company’s unaudited pro forma net sales, net income and net income per basic and diluted common share as if the results of operations of the Olivia Burton brand had been included in the Company’s operations commencing on February 1, 2016, based on available information relating to operations of the Olivia Burton brand. This pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized by the Company had the Olivia Burton brand acquisition been consummated at the beginning of the period for which the pro forma information is presented, or of future results.

	Six Months Ended July 31,
	2017	2016
(In thousands, except per share data)	(Unaudited)
Net sales	$239,309	$248,136
Net income	$6,214	$9,770

Basic income per share:
Net income per share attributed to Movado Group, Inc.	$0.27	$0.42

Diluted income per share:
Net income per share attributed to Movado Group, Inc.	$0.27	$0.42

The change in the carrying amount of the Company’s goodwill, which is included in the International location of the Wholesale segment, is as follows (in thousands):

Total
Balance at January 31, 2017	$—
Acquisition of the Olivia Burton brand	55,322
Foreign exchange impact	794
Balance at July 31, 2017	$56,116

Trade name and other intangible assets consist of the following (in thousands):

	Three months ended
	July 31, 2017
	Gross carrying amount	Accumulated amortization	Foreign exchange	Net
Intangible assets subject to amortization:
Trade name	$12,766	$(108)	$184	$12,842
Customer relationships	8,598	(121)	123	8,600
Total intangible assets	$21,364	$(229)	$307	$21,442

NOTE 18 – SUBSEQUENT EVENT

On August 29, 2017, the Board approved a share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. The Company may purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise. This authorization expires on August 29, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q, including, without limitation, statements under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as statements in future filings by the Company with the Securities and Exchange Commission (the “SEC”), in the Company’s press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, forecasts and projections about the Company, its future performance, the industry in which the Company operates and management’s assumptions. Words such as “expects”, “anticipates”, “targets”, “goals”, “projects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should” and variations of such words and similar expressions are also intended to identify such forward-looking statements. The Company cautions readers that forward-looking statements include, without limitation, those relating to the Company’s future business prospects, projected operating or financial results, revenues, working capital, liquidity, capital needs, plans for future operations, expectations regarding capital expenditures, operating efficiency initiatives and other items, cost savings initiatives, and operating expenses, effective tax rates, margins, interest costs, and income as well as assumptions relating to the foregoing. Forward-looking statements are subject to certain risks and uncertainties, some of which cannot be predicted or quantified. Actual results and future events could differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company’s reports filed with the SEC, including, without limitation, the following: general economic and business conditions, which may impact disposable income of consumers in the United States and the other significant markets (including Europe) where the Company’s products are sold, uncertainty regarding such economic and business conditions, trends in consumer debt levels and bad debt write-offs, general uncertainty related to possible terrorist attacks, natural disasters, the stability of the European Union (including the impact of the June 23, 2016 referendum advising that the United Kingdom exit from the European Union) and defaults on or downgrades of sovereign debt and the impact of any of those events on consumer spending, changes in consumer preferences and popularity of particular designs, new product development and introduction, the ability of the Company to successfully implement its business strategies, competitive products and pricing, the impact of “smart” watches and other wearable tech products on the traditional watch market, seasonality, availability of alternative sources of supply in the case of the loss of any significant supplier or any supplier’s inability to fulfill the Company’s orders, the loss of or curtailed sales to significant customers, the Company’s dependence on key employees and officers, the ability to successfully integrate the operations of acquired businesses (including the Olivia Burton brand) without disruption to other business activities, the possible impairment of goodwill if the carrying value of any reporting unit were to exceed its fair value, the continuation of the company’s major warehouse and distribution centers, the continuation of licensing arrangements with third parties, losses possible from pending or future litigation, the ability to secure and protect trademarks, patents and other intellectual property rights, the ability to lease new stores on suitable terms in desired markets and to complete construction on a timely basis, the ability of the Company to successfully manage its expenses on a continuing basis, information systems failure or breaches of network security, the continued availability to the Company of financing and credit on favorable terms, business disruptions, disease, general risks associated with doing business outside the United States including, without limitation, import duties, tariffs, quotas, political and economic stability, changes to existing laws or regulations, and success of hedging strategies with respect to currency exchange rate fluctuations.

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

See Note 2 – Changes to Critical Accounting Policies for updates to the critical accounting policies disclosed in the Company’s 2017 Annual Report on Form 10-K.

Recent Developments

On August 29, 2017, the Board of Directors approved the payment of a cash dividend in the amount of $0.13 for each share of the Company’s outstanding common stock and class A common stock. The dividend will be paid on September 25, 2017 to all shareholders of record as of the close of business on September 11, 2017. The decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board, in its sole discretion.

On August 29, 2017, the Board of Directors approved a share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. The Company may purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise. This authorization expires on August 29, 2020. Concurrent with this approval, the Board of Directors cancelled the previously authorized $50 million share buyback program which would have expired on September 30, 2017.

On July 3, 2017, the Company, through a wholly-owned U.K. subsidiary, acquired JLB Brands Ltd., the owner of the Olivia Burton brand, one of the United Kingdom’s fastest growing fashion watch and jewelry brands, for $78.2 million, or £60.0 million in cash, subject to working capital and other closing adjustments. After giving effect to the closing adjustments, the purchase price was $79.0 million, or £60.7 million, net of cash acquired of approximately $5.9 million, or £4.5 million. The acquisition was funded with cash on hand of the Company’s non-U.S. subsidiaries, and no debt was assumed in the acquisition. The acquisition adds a new brand with significant global growth potential to the Company’s portfolio. The results of the Olivia Burton brand’s operations have been included in the consolidated financial statements since the date of acquisition within the International location of the Wholesale segment.

On May 25, 2017, the Board of Directors approved the payment of a cash dividend in the amount of $0.13 for each share of the Company’s outstanding common stock and class A common stock.

On March 20, 2017, the Company announced cost savings initiatives to better align its global infrastructure with the current business environment by consolidating certain operations and streamlining functions to reduce costs and improve profitability. The cost savings initiatives include a reduction in the Company’s workforce predominantly impacting the Company’s North American and Swiss operations. The Company expects to realize approximately $12.0 million of savings in fiscal 2018 and estimates approximately $15.0 million in on-going annual pre-tax savings from these initiatives, with the majority being in general and administrative expenses. The Company recorded $6.4 million of pre-tax expenses primarily for severance and payroll related, other and occupancy charges in the first half of fiscal 2018 and expects the cost savings initiatives to be substantially completed by the end of fiscal 2018.

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

As of July 31, 2017, the Company divides its watch business into two principal categories: the owned brands category and the licensed brands category. The owned brands category consists of the Movado®, Olivia Burton®, Ebel®, Concord® and ESQ® Movado brands. Previously, the Company classified the Movado®, Ebel®, Concord® and ESQ® Movado brands together as a category referred to as luxury brands. Watches in the licensed brands category include the following brands manufactured and distributed under license agreements with the respective brand owners: Coach®, HUGO BOSS®, Juicy Couture®, Lacoste®, Tommy Hilfiger®, SCUDERIA FERRARI® and Rebecca Minkoff® and Uri Minkoff®. These changes to the Company’s watch brand categories did not change the Company’s operating segments.

Gross margins vary among the brands included in the Company’s portfolio and also among watch models within each brand. Watches in the Company’s owned brands category generally earn higher gross margin percentages than watches in the licensed brands category. The difference in gross margin percentages within the licensed brands category is primarily the impact of royalty payments made on the licensed brands. Gross margins in the Company’s outlet business are affected by the mix of product sold and may exceed those of the wholesale business since the Company earns margins on its outlet store sales from manufacture to point of sale to the consumer.

Results of operations for the three months ended July 31, 2017 as compared to the three months ended July 31, 2016

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Three Months Ended July 31,
	2017	2016
Wholesale:
United States	$44,082	$49,948
International	66,936	61,263
Total Wholesale	111,018	111,211
Retail	17,763	16,875
Net Sales	$128,781	$128,086

Comparative net sales by categories were as follows (in thousands):

	Three Months Ended July 31,
	2017	2016
Wholesale:
Owned brands category	$46,339	$46,643
Licensed brands category	62,529	61,571
After-sales service and all other	2,150	2,997
Total Wholesale	111,018	111,211
Retail	17,763	16,875
Consolidated total	$128,781	$128,086

Net sales for the three months ended July 31, 2017 were $128.8 million, above the prior year period by $0.7 million or 0.5%. For the three months ended July 31, 2017, fluctuations in foreign currency exchange rates unfavorably impacted net sales by $0.9 million when compared to the prior year period.

Net sales for the three months ended July 31, 2017 in the Wholesale segment were $111.0 million, below the prior year period by $0.2 million or 0.2%. The decrease in net sales was the result of a decrease in net sales in the United States location of the Wholesale segment, partially offset by an increase in net sales in the International location of the Wholesale segment.

Net sales for the three months ended July 31, 2017 in the United States location of the Wholesale segment were $44.1 million, below the prior year period by $5.9 million or 11.7%, driven by net sales decreases in both the licensed brands and owned brands categories. The net sales decreases recorded in the licensed and owned brands categories were $3.8 million, or 26.0%, and $2.0 million, or 5.9%, respectively. The net sales decreases in both categories reflected the overall watch market, which continues to be challenging and unpredictable, as well as declining traffic in malls and traditional department stores. The net sales decrease in the licensed brands category was partially offset by the launch of Rebecca Minkoff and Uri Minkoff brand watches in the three months ended July 31, 2017.

Net sales for the three months ended July 31, 2017 in the International location of the Wholesale segment were $66.9 million, above the prior year by $5.7 million or 9.3%, which included fluctuations in foreign currency exchange rates which unfavorably impacted net sales by $0.9 million when compared to the prior year period. This increase was primarily driven by net sales increases in both the licensed brands and owned brands categories. The net sales increase in the licensed brands category was $4.7 million, or 10.1%, primarily due to net sales increases in Latin America, Europe and Asia. The net sales increase recorded in the owned brands category was $1.7 million, or 12.8%, primarily due to sales increases in Asia and Latin America. The net sales increase in the owned brands category included $0.9 million of sales attributable to the acquisition of the Olivia Burton brand.

Net sales for the three months ended July 31, 2017 in the Retail segment were $17.8 million, above the prior year period by $0.9 million, or 5.3%, as a result of higher sales in both comparable and non-comparable stores resulting from better product mix and higher conversion rates as products resonate well with customers in the current period. As of July 31, 2017 and 2016, the Company operated 40 retail outlet locations.

Gross Profit.  Gross profit for the three months ended July 31, 2017 was $66.1 million or 51.3% of net sales as compared to $70.3 million or 54.9% of net sales in the prior year period. The decrease in gross profit of $4.2 million was primarily due to a lower gross margin percentage. The decrease in the gross margin percentage of approximately 360 basis points for the three months ended July 31, 2017, resulted primarily from an unfavorable shift in channel and product mix of approximately 340 basis points, an unfavorable impact of fluctuations in foreign currency exchange rates of approximately 30 basis points, and an unfavorable impact of approximately 20 basis points related to the amortization of the inventory step-up adjustment due to the acquisition of the Olivia Burton brand in the current period. These unfavorable impacts were partially offset by the Company’s cost savings initiatives of approximately 30 basis points.

Selling, General and Administrative (“SG&A”).  SG&A expenses for the three months ended July 31, 2017 were $57.8 million, representing a decrease from the prior year period of $2.4 million or 3.9%. The decrease in SG&A expenses was attributable to the fluctuations in foreign currency exchange rates of $3.1 million (resulting from a $0.9 million transactional gain in the current period compared to a $1.7 million transactional loss in the prior year period and $0.5 million of which arose from the translation of foreign subsidiary results), and a decrease in compensation and benefit expenses of $2.2 million, primarily related to the Company’s cost savings initiatives, which predominately included a reduction in the Company’s workforce in the Company’s North American and Swiss operations. Also contributing to the decrease in SG&A expenses were lower customer related expenses of $1.9 million, primarily due to a recovery of $0.8 million of the allowances for uncollectible receivables from a customer in the current period and a charge of $0.8 million to allowances for uncollectible receivables in the prior year period and lower marketing expenses of $0.7 million. These decreases in SG&A expenses were partially offset by $4.2 million of expenses related to the Company’s acquisition of the Olivia Burton brand, which included transaction costs and the amortization of acquired intangible assets, as well as higher distribution related expenses of $0.4 million and higher performance-based compensation expenses of $0.3 million.

Wholesale Operating Income.  In the three months ended July 31, 2017 and 2016, respectively, the Company recorded Wholesale segment operating income of $4.8 million and $6.6 million, which includes $7.2 million and $10.0 million of unallocated corporate expenses as well as $7.9 million and $9.4 million of certain intercompany profits related to the Company’s supply chain operations. The $1.8 million decrease in operating income was the net result of a decrease in gross profit of $4.3 million, partially offset by lower SG&A expenses of $2.5 million when compared to the prior year period. The decrease in gross profit of $4.3 million was primarily due to a lower gross margin percentage. The decrease in SG&A expenses was attributable to the fluctuations in foreign currency exchange rates of $3.1 million (resulting from a $0.9 million transactional gain in the current period compared to a $1.7 million transactional loss in the prior year period and $0.5 million of which arose from the translation of foreign subsidiary results), and a decrease in compensation and benefit expenses of $2.3 million, primarily related to the Company’s cost savings initiatives, which included predominately a reduction in the Company’s workforce in the Company’s North American and Swiss operations. Also contributing to the decrease in SG&A expenses were lower customer related expenses of $1.9 million, primarily due to a recovery of $0.8 million of the allowances for uncollectible receivables from a customer in the current period and a charge of $0.8 million to allowances for uncollectible receivables in the prior year period and lower marketing of $0.7 million. These decreases in SG&A expenses were partially offset by $4.2 million of expenses related to the Company’s acquisition of the Olivia Burton brand, which included transaction costs and the amortization of acquired intangible assets, as well as higher distribution related expenses of $0.4 million and higher performance-based compensation expenses of $0.3 million.

U.S. Wholesale Operating Loss.  In the United States location of the Wholesale segment, during the three months ended July 31, 2017 and 2016, respectively, the Company recorded operating loss of $2.1 million and $3.9 million, which included unallocated corporate expenses of $7.2 million and $10.0 million. The increase in operating loss of $1.8 million was the net result of lower SG&A expenses of $5.9 million, partially offset by lower gross profit of $4.1 million. The decrease in SG&A expenses of $5.9 million was attributable to a decrease in compensation and benefit expenses of $2.4 million due to lower headcount related to the Company’s cost savings initiatives, lower customer related expenses of $1.5 million, primarily due to a recovery of $0.8 million of the allowances for uncollectible receivables from a customer in the current period and a charge of $0.8 million to allowances for uncollectible receivables in the prior year period and lower marketing expense of $1.6 million. The decrease in gross profit of $4.1 million was due to lower sales and a lower gross margin percentage.

International Wholesale Operating Income.  In the International location of the Wholesale segment, during the three months ended July 31, 2017 and 2016, respectively, the Company recorded operating income of $6.9 million and $10.5 million, which included $7.9 million and $9.4 million of certain intercompany profits related to the Company’s International supply chain operations. The decrease in operating income of $3.6 million was primarily due to higher SG&A expenses of $3.4 million and a lower gross profit of $0.2 million. The increase in SG&A expenses of $3.4 million was primarily attributable to $4.2 million of expenses related to the Company’s acquisition of the Olivia Burton brand, which included transaction costs and the amortization of acquired intangible assets, higher marketing expense of $0.9 million, higher other selling related expenses of $0.6 million and higher distribution related expenses of $0.4 million, partially offset by the fluctuations in foreign currency exchange rates of $3.1 million (resulting from a $0.9 million transactional gain in the current period compared to a $1.7 million transactional loss in the prior year period and $0.5 million of which arose from the translation of foreign subsidiary results). The decrease in gross profit of $0.2 million was primarily due to a lower gross margin percentage, partially offset by higher sales.

Retail Operating Income.  Operating income of $3.5 million was recorded in the Retail segment for both the three months ended July 31, 2017 and 2016, respectively. The flat operating income of $3.5 million was the result of flat gross profit and flat SG&A expenses, when compared to the prior year period. The flat gross profit was the result of higher sales offset by a lower gross margin percentage.

Income Taxes. The Company recorded income tax expense of $2.6 million and $3.4 million for the three months ended July 31, 2017 and 2016, respectively.

The effective tax rate was 32.0% and 35.1% for the three months ended July 31, 2017 and 2016, respectively. The decrease in the effective tax rate results primarily from decreased losses in the current period for certain foreign operations in which no tax benefit is recognized, partially offset by acquisition costs related to the Olivia Burton brand acquisition.

The effective tax rate for the three months ended July 31, 2017 differs from the U.S. statutory tax rate of 35.0% primarily due to foreign profits being taxed in lower taxing jurisdictions and acquisition costs related to the Olivia Burton brand.

The effective tax rate for the three months ended July 31, 2016 differs from the U.S. statutory tax rate of 35.0% primarily due to foreign profits being taxed in lower taxing jurisdictions, partially offset by no tax benefit being recognized on losses incurred by certain foreign operations.

Net Income Attributed to Movado Group, Inc. The Company recorded net income attributed to Movado Group, Inc. of $5.5 million and $6.3 million for the three months ended July 31, 2017 and 2016, respectively.

Results of operations for the six months ended July 31, 2017 as compared to the six months ended July 31, 2016

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Six Months Ended July 31,
	2017	2016
Wholesale:
United States	$76,772	$97,900
International	121,406	115,269
Total Wholesale	198,178	213,169
Retail	29,868	28,980
Net Sales	$228,046	$242,149

Comparative net sales by categories were as follows (in thousands):

	Six Months Ended July 31,
	2017	2016
Wholesale:
Owned brands category	$79,481	$88,679
Licensed brands category	113,899	118,411
After-sales service and all other	4,798	6,079
Total Wholesale	198,178	213,169
Retail	29,868	28,980
Consolidated total	$228,046	$242,149

Net sales for the six months ended July 31, 2017 were $228.0 million, below the prior year period by $14.1 million or 5.8%. For the six months ended July 31, 2017, fluctuations in foreign currency exchange rates unfavorably impacted net sales by $3.2 million when compared to the prior year period.

Net sales for the six months ended July 31, 2017 in the Wholesale segment were $198.2 million, below the prior year period by $15.0 million or 7.0%. The decrease in net sales was the result of a decrease in net sales in the United States location of the Wholesale segment, partially offset by an increase in net sales in the International location of the Wholesale segment.

Net sales for the six months ended July 31, 2017 in the United States location of the Wholesale segment were $76.8 million, below the prior year period by $21.1 million or 21.6%, driven by net sales decreases in both the owned brands and licensed brands categories. The net sales decreases recorded in the owned and licensed brands categories were $11.9 million, or 18.0%, and $8.7 million, or 31.2%, respectively. The sales decreases in both categories reflected the overall watch market, which continues to be challenging and unpredictable, as well as declining traffic in malls and traditional department stores. The net sales decrease in the licensed brands category was partially offset by the launch of Rebecca Minkoff and Uri Minkoff brand watches during the second quarter of fiscal 2018.

Net sales for the six months ended July 31, 2017 in the International location of the Wholesale segment were $121.4 million, above the prior year by $6.1 million or 5.3%, which included fluctuations in foreign currency exchange rates which unfavorably impacted net sales by $3.2 million when compared to the prior year period. This increase was primarily driven by net sales increases in both the licensed brands and owned brands categories. The net sales increase in the licensed brands category was $4.2 million, or 4.6%, primarily due to sales increases in Europe and Asia. The net sales increase recorded in the owned brands category was $2.7 million, or 12.1%, primarily due to sales increases in Asia and Latin America, partially offset by sales decreases in Europe. The net sales increase in the owned brands category included $0.9 million of sales attributable to the acquisition of the Olivia Burton brand.

Net sales for the six months ended July 31, 2017 in the Retail segment were $29.9 million, above the prior year period by $0.9 million, or 3.1%, as a result of higher sales in both comparable and non-comparable stores resulting from better product mix and higher conversion rates as products resonate well with customers in the current period.

Gross Profit.  Gross profit for the six months ended July 31, 2017 was $115.3 million or 50.5% of net sales as compared to $131.6 million or 54.3% of net sales in the prior year period. The decrease in gross profit of $16.3 million was primarily due to lower net sales and a lower gross margin percentage. The decrease in the gross margin percentage of approximately 380 basis points for the six months ended July 31, 2017, resulted primarily from an unfavorable shift in channel and product mix of approximately 260 basis points, severance related to the Company’s cost savings initiative of approximately 60 basis points, an unfavorable impact of fluctuations in foreign currency exchange rates of approximately 60 basis points, and an unfavorable impact of approximately 10 basis points related to the amortization of the inventory step-up adjustment due to the acquisition of the Olivia Burton brand in the current period. These unfavorable impacts were partially offset by the Company’s cost savings initiatives of approximately 10 basis points.

Selling, General and Administrative (“SG&A”).  SG&A expenses for the six months ended July 31, 2017 were $110.6 million, representing a decrease from the prior year period of $5.5 million or 4.8%. The decrease in SG&A expenses was attributable to a decrease in compensation and benefit expenses of $5.5 million, primarily due to the Company’s cost savings initiatives, which predominately included a reduction in the Company’s workforce in the Company’s North American and Swiss operations and the non-recurrence of a $1.8 million charge related to the retirement announcement of the Company’s former Vice Chairman and Chief Operating Officer, which occurred in the prior year period. Also contributing to the decrease in SG&A expenses were the fluctuations in foreign currency exchange rates of $4.3 million (resulting from a $1.1 million transactional gain in the current period compared to a $2.1 million transactional loss in the prior year period and $1.1 million of which arose from the translation of foreign subsidiary results), lower marketing expenses of $2.7 million and lower customer related expenses of $2.2 million, primarily due to a recovery of $0.8 million of the allowances for uncollectible receivables from a customer in the current period and a charge of $0.8 million to allowances for uncollectible receivables in the prior year period. These decreases in SG&A expenses were partially offset by a $5.0 million charge related to the Company’s cost savings initiatives and $4.2 million of expenses related to the Company’s acquisition of the Olivia Burton brand, which included transaction costs and the amortization of acquired intangible assets.

Wholesale Operating Income.  In the six months ended July 31, 2017 and 2016, respectively, the Company recorded Wholesale segment operating income of $0.3 million and $11.2 million, which includes $13.4 million and $18.7 million of unallocated corporate expenses as well as $15.5 million and $16.5 million of certain intercompany profits related to the Company’s supply chain operations. The $10.9 million decrease in operating income was the net result of a decrease in gross profit of $16.4 million, partially offset by lower SG&A expenses of $5.5 million when compared to the prior year period. The decrease in gross profit of $16.4 million was primarily due to lower net sales and lower gross margin percentage. The decrease in SG&A expenses was attributable to a decrease in compensation and benefit expenses of $5.5 million, primarily due to the Company’s cost savings initiatives, which predominately included a reduction in the Company’s workforce in the Company’s North American and Swiss operations and the non-recurrence of a $1.8 million charge related to the retirement announcement of the Company’s former Vice Chairman and Chief Operating Officer, which occurred in the prior year period. Also contributing to the decrease in SG&A expenses were the fluctuations in foreign currency exchange rates of $4.3 million (resulting from a $1.1 million transactional gain in the current period compared to a $2.1 million transactional loss in the prior year period and $1.1 million of which arose from the translation of foreign subsidiary results), lower marketing expenses of $2.7 million and lower customer related expenses of $2.2 million, primarily due to a recovery of $0.8 million of the allowances for uncollectible receivables from a customer in the current period and a charge of $0.8 million to allowances for uncollectible receivables in the prior year period. These decreases in SG&A expenses were partially offset by a $5.0 million charge related to the Company’s cost savings initiatives, which predominantly included severance for the reduction in the Company’s workforce and $4.2 million of expenses related to the Company’s acquisition of the Olivia Burton brand, which included transaction costs and the amortization of acquired intangible assets.

U.S. Wholesale Operating Loss.  In the United States location of the Wholesale segment, during the six months ended July 31, 2017 and 2016, respectively, the Company recorded operating loss of $12.7 million and $6.1 million, which included unallocated corporate expenses of $13.4 million and $18.7 million. The increase in operating loss of $6.6 million was the net result of lower gross profit of $15.0 million, partially offset by lower SG&A expenses of $8.4 million. The decrease in gross profit of $15.0 million was due to lower sales and a lower gross margin percentage. The decrease in SG&A expenses of $8.4 million was primarily attributable to lower compensation and benefit expenses of $6.4 million due to the Company’s cost savings initiatives, and the non-recurrence of a $1.8 million charge related to the retirement announcement of the Company’s former Vice Chairman and Chief Operating Officer, which occurred in the prior year period and lower marketing expense of $3.4 million, lower customer related expenses of $1.4 million, primarily due to a recovery of $0.8 million of the allowances for uncollectible receivables from a customer in the current period and a charge of $0.8 million to allowances for uncollectible receivables in the prior year period, partially offset by a $3.6 million charge related to the Company’s cost savings initiatives.

International Wholesale Operating Income.  In the International location of the Wholesale segment, during the six months ended July 31, 2017 and 2016, respectively, the Company recorded operating income of $13.0 million and $17.3 million, which included $15.5 million and $16.5 million of certain intercompany profits related to the Company’s International supply chain operations. The decrease in operating income of $4.3 million was primarily due to higher SG&A expenses of $2.9 million and lower gross profit of $1.4 million. The increase in SG&A expenses of $2.9 million was primarily attributable to $4.0 million of expenses related to the Company’s acquisition of the Olivia Burton brand, which included transaction costs and the amortization of acquired intangible assets, a $1.4 million charge related to the Company’s cost savings initiatives and higher compensation and benefit expenses of $0.9 million and higher marketing of $0.7 million, partially offset by the fluctuations in foreign currency exchange rates of $4.3 million (resulting from a $1.1 million transactional gain in the current period compared to a $2.1 million transactional loss in the prior year period and $1.1 million of which arose from the translation of foreign subsidiary results). The decrease in gross profit of $1.4 million was primarily due to a lower gross margin percentage.

Retail Operating Income.  Operating income of $4.4 million and $4.3 million was recorded in the Retail segment for the six months ended July 31, 2017 and 2016, respectively. The slight increase in operating income of $0.1 million was the result of an increase in gross profit of $0.1 million and flat SG&A expenses, when compared to the prior year period. The increase in gross profit of $0.1 million was primarily due to higher net sales, partially offset by a lower gross margin percentage.

Income Taxes. The Company recorded income tax expense of $2.9 million and $5.2 million for the six months ended July 31, 2017 and 2016, respectively.

The effective tax rate was 68.3% and 34.8% for the six months ended July 31, 2017 and 2016, respectively. The increase in the effective tax rate was primarily due to the adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” (which requires that excess tax benefits and deficiencies associated with share-based compensation activity be recorded as an income tax expense or benefit in the period the shares vest or are settled) and acquisition costs related to the acquisition of the Olivia Burton brand, partially offset by changes in jurisdictional earnings.

The effective tax rate for the six months ended July 31, 2017 differs from the U.S. statutory tax rate of 35.0% primarily due to foreign profits being taxed in lower taxing jurisdictions and acquisition costs related to the acquisition of the Olivia Burton brand, as well as an increase primarily due to the adoption of ASU 2016-09 and no tax benefit being recognized on losses incurred by certain foreign operations.

The effective tax rate for the six months ended July 31, 2016 differs from the U.S. statutory tax rate of 35.0% primarily due to foreign profits being taxed in lower taxing jurisdictions, partially offset by no tax benefit being recognized on losses incurred by certain foreign operations.

Net Income Attributed to Movado Group, Inc. The Company recorded net income attributed to Movado Group, Inc. of $1.3 million and $9.6 million for the six months ended July 31, 2017 and 2016, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2017 and July 31, 2016, respectively, the Company had $162.4 million and $205.8 million of cash and cash equivalents, $150.9 million and $195.9 million of which consisted of cash and cash equivalents at the Company’s foreign subsidiaries. The majority of the foreign cash balances are associated with earnings that the Company has asserted are permanently reinvested, and which are required to support continued growth outside the United States through funding of capital expenditures, operating expenses and similar cash needs of the foreign operations. The Company has recorded a federal tax liability of $2.9 million related to $12.6 million of pre-2013 foreign earnings which have been earmarked for future repatriation. A deferred tax liability has not been recorded for the remaining undistributed foreign earnings of approximately $312 million, because the Company intends to permanently reinvest such earnings in its foreign operations. It is, therefore, not practicable to estimate the amount of tax that may be payable on the future possible distribution of these earnings.

Cash used in operating activities was $10.0 million and $14.3 million for the six months ended July 31, 2017 and 2016, respectively. The $10.0 million of cash used in operating activities for the six months ended July 31, 2017, was primarily due to an unfavorable change in working capital as presented on the consolidated statements of cash flows of $26.4 million, partially offset by favorable non-cash items of $15.3 million, which included a $6.4 million charge related to the Company’s cost savings initiatives. The unfavorable change in working capital of $26.4 million was primarily due to the normal building of inventory to meet anticipated future demand, higher trade receivables and higher other current assets primarily due to the prepayments made to suppliers, partially offset by higher accounts payable. Included in the change in working capital were $4.3 million of payments related to the Company’s cost savings initiatives. The $14.3 million of cash used in operating activities for the six months ended July 31, 2016, was primarily due to an unfavorable change in working capital as presented on the consolidated statements of cash flows of $35.4 million, partially offset by favorable non-cash items of $12.6 million and net income for the period of $9.7 million. The unfavorable change in working capital of $35.4 million was primarily due to the timing of building of inventory in anticipation of the holiday selling season in the second half of the fiscal year, higher other current assets primarily due to prepayments on certain royalties and tradeshows, as well as payments made on income taxes.

Cash used in investing activities was $80.4 million and $3.4 million for the six months ended July 31, 2017 and 2016, respectively. The cash used in investing activities for the six months ended July 31, 2017 was primarily for the acquisition, net of cash acquired, of the Olivia Burton brand. The cash used in investing activities for the six months ended July 31, 2016 was primarily for restricted cash deposits and capital expenditures related to the construction of shop-in-shops at some of the Company’s wholesale customers, computer hardware and software and spending on tooling and design.

Cash used in financing activities was $8.4 million and $12.1 million for the six months ended July 31, 2017 and 2016, respectively. Cash used in financing activities for the six months ended July 31, 2017 included the payment of dividends, the repurchase of shares of the Company’s common stock, and the surrender of shares in connection with the vesting of certain stock awards. Cash used in financing activities for the six months ended July 31, 2016 included the payment of dividends, the repayments of bank borrowings, the surrender of shares in connection with the vesting of certain stock awards and the repurchase of shares of the Company’s common stock.

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

As of July 31, 2017, $30.0 million in loans were drawn under the Facility. Additionally, approximately $0.3 million in letters of credit, which were outstanding under the Borrower’s pre-existing asset-based revolving credit facility that was concurrently terminated when the Credit Agreement became effective, are deemed to be issued and outstanding under the Facility. As of July 31, 2017, availability under the Facility was approximately $69.7 million.

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

The Borrowers are also subject to a minimum consolidated EBITDA (as defined in the Credit Agreement) test of $50.0 million, measured at the end of each fiscal quarter based on the four most recent fiscal quarters and a consolidated leverage ratio (as defined in the Credit Agreement) covenant not to exceed 2.50 to 1.00, measured as of the last day of each fiscal quarter. As of July 31, 2017, the Company was in compliance with its covenants under the Credit Agreement.

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

As of July 31, 2017, the Company classified $5.0 million of the outstanding balance under the Facility as current based on voluntary payments estimated to be made in the next twelve months, with the remainder classified as long-term debt based on the 2020 maturity date of the Facility and the Company’s intent and ability to refinance its obligations thereunder.

As of July 31, 2017, Bank of America, N.A. issued two irrevocable standby letters of credit in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada. As of July 31, 2017, the Company had outstanding letters of credit totaling $0.3 million with expiration dates through May 31, 2018.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified maturity with a Swiss bank. As of July 31, 2017 and 2016, these lines of credit totaled 6.5 million Swiss francs and 5.0 million Swiss francs with a dollar equivalent of $6.7 million and $5.2 million, respectively. As of July 31, 2017 and 2016, there were no borrowings against these lines. As of July 31, 2017, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.2 million, in various foreign currencies, of which $0.6 million is a restricted deposit as it relates to lease agreements. As of July 31, 2016, three European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.2 million in various foreign currencies, of which $0.6 million is a restricted deposit as it relates to lease agreements.

The Company paid dividends of $0.26 per share or approximately $6.0 million for both the six months ended July 31, 2017 and 2016.

On August 29, 2017, the Board of Directors approved the payment of a cash dividend in the amount of $0.13 for each share of the Company’s outstanding common stock and class A common stock. The dividend will be paid on September 25, 2017 to all shareholders of record as of the close of business on September 11, 2017. The decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board, in its sole discretion.

On May 25, 2017, the Board of Directors approved the payment of a cash dividend in the amount of $0.13 for each share of the Company’s outstanding common stock and class A common stock.

On March 20, 2017, the Board of Directors approved the payment of a cash dividend in the amount of $0.13 for each share of the Company’s outstanding common stock and class A common stock.

Cash at July 31, 2017 amounted to $162.4 million compared to $205.8 million at July 31, 2016. The decrease in cash is primarily the result of the acquisition of the Olivia Burton brand, the payout of dividends, capital expenditures and the repayment of bank borrowings, partially offset by cash provided by operating activities.

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

Accounting Changes and Recent Accounting Pronouncements

See Note 14 to the accompanying unaudited consolidated financial statements for a description of certain accounting changes and recent accounting pronouncements which may impact our consolidated financial statements in future reporting periods.

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

As of July 31, 2017, the Company’s entire net forward contracts hedging portfolio consisted of 22.0 million Swiss francs equivalent, 11.0 million Euros equivalent and 4.0 million British Pounds equivalent, with various expiry dates ranging through January 10, 2018 compared to a portfolio of 36.0 million Swiss francs equivalent and 10.0 million Euros equivalent, with various expiry dates ranging through January 10, 2017 as of July 31, 2016. If the Company were to settle its Swiss franc forward contracts at July 31, 2017 and 2016, the net result would be a gain of $0.2 million, net of tax of $0.2 million and a gain of $0.2 million, net of tax of $0.1 million, respectively. If the Company were to settle its Euro forward contracts at July 31, 2017 and 2016, the net result would be a loss of $0.4 million, net of tax benefit of $0.1 million and an immaterial gain, respectively. As of July 31, 2017, the Company’s British Pound forward contracts had no value. The Company had no Swiss franc, Euro or British Pound option contracts related to cash flow hedges as of July 31, 2017 and 2016, respectively.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under its hedging program, the Company can purchase various commodity derivative instruments, primarily futures contracts. When held, these derivatives are documented as qualified cash flow hedges, and the resulting gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. The Company did not hold any future contracts in its gold hedge portfolio as of July 31, 2017 and 2016; thus, any changes in the gold purchase price will have an equal effect on the Company’s cost of sales.

Debt and Interest Rate Risk

The Company has certain debt obligations with variable interest rates, which are based on LIBOR plus a spread ranging from 1.25% to 1.75% or on a base rate plus a spread ranging from 0.25% to 0.75% per annum. The Company does not hedge these interest rate risks. As of July 31, 2017, the Company had $30.0 million in outstanding debt. The Company estimates that a 1% increase in interest rates would decrease the Company’s annual income by approximately $0.3 million. For additional information concerning potential changes to future interest obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended July 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. On July 3, 2017, the Company acquired JLB Brands Ltd., the owner of the Olivia Burton brand. In conducting its evaluation of the effectiveness of internal control over financial reporting as of July 31, 2017, the Company excluded JLB Brands Ltd. from that evaluation in accordance with the rules relating to recently-acquired entities.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in legal proceedings and claims from time to time, in the ordinary course of its business. Legal reserves are recorded in accordance with the accounting guidance for contingencies. Contingencies are inherently unpredictable and it is possible that results of operations, balance sheets or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, such matters. For those legal proceedings and claims for which the Company believes that it is probable that a reasonably estimable loss may result, the Company records a reserve for the potential loss. For proceedings and claims where the Company believes it is reasonably possible that a loss may result that is materially in excess of amounts accrued for the matter, the Company either discloses an estimate of such possible loss or range of loss or includes a statement that such an estimate cannot be made. As of July 31, 2017, the Company is party to legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition, future results of operations beyond the amounts accrued, or cash flows.

In December 2016, U.S. Customs and Border Protection (“U.S. Customs”) issued an audit report concerning the methodology used by the Company to allocate the cost of certain watch styles imported into the U.S. among the component parts of those watches for tariff purposes. The report disputes the reasonableness of the Company’s historical allocation formulas and proposes an alternative methodology that would imply approximately $5.1 million in underpaid duties over the five-year period covered by the statute of limitations, plus possible penalties and interest. The Company believes that U.S. Customs’ alternative duty methodology and estimate are not consistent with the Company’s facts and circumstances and is disputing U.S. Customs’ position. On February 24, 2017, the Company provided U.S. Customs with supplemental analyses and information supporting the Company’s historical allocation formulas and is in the process of providing additional information for U.S. Customs’ review. Although the Company disagrees with U.S. Customs’ position, it cannot predict with any certainty the outcome of this matter. The Company intends to continue to work with U.S. Customs to reach a mutually-satisfactory resolution.

Item 1A. Risk Factors

As of July 31, 2017, there have been no material changes to any of the risk factors previously reported in the Company’s 2017 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 29, 2017, the Board approved a share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. The Company may purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise. This authorization expires on August 29, 2020.

On March 31, 2016, the Board of Directors approved a share repurchase program under which the Company was authorized to purchase up to $50.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. Under the program the Company was authorized to purchase shares of its common stock through open market purchases, repurchase programs, block trades or otherwise. As of August 29, 2017, this program was canceled and a new share repurchase program was simultaneously approved. During the three months ended July 31, 2017, the Company repurchased a total of 27,507 shares of its common stock in the open market at a total cost of approximately $0.6 million or an average cost of $22.79 per share.

There were 1,839 shares of common stock repurchased during the three months ended July 31, 2017 as a result of the surrender of shares in connection with the vesting of certain stock awards. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company to fund the payment of such taxes.

The following table summarizes information about the Company’s purchases for the three months ended July 31, 2017 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
May 1, 2017 – May 31, 2017	25,507	$22.92	25,507	$44,522,804
June 1, 2017 – June 30, 2017	3,839	21.60	2,000	44,480,613
July 1, 2017 – July 31, 2017	—	—	—	44,480,613
Total	29,346	$22.75	27,507	$44,480,613

Item 6. Exhibits

2.1	Sale and Purchase Agreement dated July 3, 2017 between MGS Distribution Ltd and Lesa Bennett and Jemma Fennings in respect of the share capital of JLB Brands Ltd.*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Movado Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2017 filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

*	Confidential portions of this Exhibit 2.1 have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOVADO GROUP, INC.
(Registrant)
Dated: August 29, 2017	By:	/s/ Sallie A. DeMarsilis
Sallie A. DeMarsilis Senior Vice President, Chief Financial Officer and Principal Accounting Officer