Form 10-Q
period 2017-10-31
MOVADO GROUP INC
filed 2017-11-21
CIK 72573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2017

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

The number of shares outstanding of the registrant’s Common Stock and Class A Common Stock as of November 14, 2017 were 16,298,173 and 6,641,950, respectively.

MOVADO GROUP, INC.

Index to Quarterly Report on Form 10-Q

October 31, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	October 31,	January 31,	October 31,
	2017	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$155,484	$256,279	$199,758
Trade receivables, net	132,941	66,847	130,076
Inventories	169,866	153,167	169,402
Other current assets	26,361	28,487	28,096
Total current assets	484,652	504,780	527,332
Property, plant and equipment, net	24,637	34,173	34,867
Deferred and non-current income taxes	23,610	24,837	20,614
Goodwill	56,316	—	—
Other intangibles, net	22,568	1,633	1,730
Other non-current assets	47,783	42,379	39,935
Total assets	$659,566	$607,802	$624,478
LIABILITIES AND EQUITY
Current liabilities:
Loans payable to bank, current	$5,000	$5,000	$3,000
Accounts payable	28,014	27,192	22,443
Accrued liabilities	62,666	35,061	52,895
Income taxes payable	5,192	4,149	5,601
Total current liabilities	100,872	71,402	83,939
Loans payable to bank	25,000	25,000	35,000
Deferred and non-current income taxes payable	7,501	3,322	3,145
Other non-current liabilities	38,752	34,085	32,297
Total liabilities	172,125	133,809	154,381
Commitments and contingencies (Note 9)
Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 27,324,319, 27,176,656 and 27,138,206 shares issued and outstanding, respectively	273	272	271
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,641,950, 6,644,105 and 6,644,105 shares issued and outstanding, respectively	66	66	66
Capital in excess of par value	189,332	185,354	182,834
Retained earnings	425,649	415,919	413,666
Accumulated other comprehensive income	80,388	76,780	77,057
Treasury Stock, 11,026,671, 10,869,321 and 10,849,321 shares, respectively, at cost	(208,267)	(204,398)	(203,797)
Total Movado Group, Inc. shareholders' equity	487,441	473,993	470,097
Noncontrolling interests	—	—	—
Total equity	487,441	473,993	470,097
Total liabilities and equity	$659,566	$607,802	$624,478

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Net sales	$190,693	$179,818	$418,739	$421,967
Cost of sales	86,623	81,268	199,406	191,837
Gross profit	104,070	98,550	219,333	230,130
Selling, general, and administrative	78,885	67,479	189,479	183,590
Operating income	25,185	31,071	29,854	46,540
Other expense (Note 3)	—	(1,282)	—	(1,282)
Interest expense	(445)	(333)	(1,191)	(1,039)
Interest income	110	45	361	138
Income before income taxes	24,850	29,501	29,024	44,357
Provision for income taxes (Note 10)	7,490	9,286	10,341	14,450
Net income	17,360	20,215	18,683	29,907
Less: Net income attributed to noncontrolling interests	—	—	—	78
Net income attributed to Movado Group, Inc.	$17,360	$20,215	$18,683	$29,829

Basic income per share:
Weighted basic average shares outstanding	23,079	23,055	23,080	23,074
Net income per share attributed to Movado Group, Inc.	$0.75	$0.88	$0.81	$1.29

Diluted income per share:
Weighted diluted average shares outstanding	23,273	23,230	23,261	23,259
Net income per share attributed to Movado Group, Inc.	$0.75	$0.87	$0.80	$1.28

Dividends declared per share	$0.13	$0.13	$0.39	$0.39

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Comprehensive income, net of taxes:
Net income including noncontrolling interests	$17,360	$20,215	$18,683	$29,907
Net unrealized (loss) / gain on investments, net of tax (benefit) of $(6), $4, $(6) and $1, respectively	(13)	6	(12)	8
Net change in effective portion of hedging contracts, net of tax (benefit) of $88, $(9), $9 and $5, respectively	448	(43)	37	31
Foreign currency translation adjustments	(5,525)	(6,319)	3,583	8,489
Comprehensive income including noncontrolling interests	12,270	13,859	22,291	38,435
Less: Comprehensive income attributed to noncontrolling interests	—	—	—	54
Total comprehensive income attributed to Movado Group, Inc.	$12,270	$13,859	$22,291	$38,381

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended October 31,
	2017	2016
Cash flows from operating activities:
Net income including noncontrolling interests	$18,683	$29,907
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	9,842	8,520
Transactional (gains) / losses	(859)	2,663
Write-down of inventories	1,930	1,967
Deferred income taxes	719	230
Stock-based compensation	3,644	5,663
Impairment of long-term investment	—	1,282
Cost savings initiative	13,437	—
Changes in assets and liabilities:
Trade receivables	(62,175)	(60,386)
Inventories	(14,562)	(7,657)
Other current assets	1,647	1,540
Accounts payable	334	(5,140)
Accrued liabilities	18,296	12,892
Income taxes payable	373	(917)
Other non-current assets	(5,399)	(5,123)
Other non-current liabilities	4,664	3,718
Net cash (used in) operating activities	(9,426)	(10,841)
Cash flows from investing activities:
Capital expenditures	(3,575)	(3,847)
Short-term investment	—	(151)
Restricted cash deposits	1,018	(1,156)
Trademarks and other intangibles	(500)	(296)
Acquisition, net of cash acquired	(78,991)	—
Net cash (used in) investing activities	(82,048)	(5,450)
Cash flows from financing activities:
Proceeds from bank borrowings	—	3,000
Repayments of bank borrowings	—	(5,000)
Stock options exercised and other changes	(626)	(1,256)
Dividends paid	(8,953)	(8,951)
Purchase of incremental ownership of U.K. joint venture	—	(1,320)
Stock repurchase	(3,004)	(3,263)
Net cash (used in) financing activities	(12,583)	(16,790)
Effect of exchange rate changes on cash and cash equivalents	3,262	4,651
Net (decrease) in cash and cash equivalents	(100,795)	(28,430)
Cash and cash equivalents at beginning of period	256,279	228,188
Cash and cash equivalents at end of period	$155,484	$199,758

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

Intangibles

In accordance with applicable guidance, the Company estimates and records the fair value of purchased intangible assets at the time of its acquisition, which in the acquisition of the Olivia Burton brand primarily consist of a trade name and customer relationships. The fair values of these intangible assets are estimated based on independent third-party appraisals. Finite-lived intangible assets are amortized over their respective estimated useful lives and are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying values may not be fully recoverable. Estimates of fair value for finite-lived intangible assets are primarily determined using discounted cash flows, with consideration of market comparisons and recent transactions. This approach uses significant estimates and assumptions, including projected future cash flows, discount rates and growth rates.

Goodwill

At the time of acquisition, in accordance with applicable guidance, the Company records all acquired net assets at their estimated fair values. These estimated fair values are based on management’s assessments and independent third-party appraisals. The excess of the purchase consideration over the aggregate estimated fair values of the acquired net assets is recorded as goodwill.

Goodwill is not amortized but will be assessed for impairment at least annually. Under applicable guidance, the Company generally performs its annual goodwill impairment analysis using a qualitative approach to determine whether it is more likely than not that the fair value of goodwill is less than its carrying value. If, based on the results of the qualitative assessment, it is concluded that it is more likely than not that the fair value of goodwill is less than its carrying value, a quantitative test is performed. The Company early adopted ASU 2017-04 “Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment” (see Note 14 – Accounting Changes and Recent Accounting Pronouncements) on a prospective basis during the second quarter of fiscal 2018 in light of goodwill in the period, associated with the acquisition of the Olivia Burton brand.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands) as of October 31, 2017 and 2016 and January 31, 2017:

		Fair Value at October 31, 2017
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$291	$—	$—	$291
Short-term investment	Other current assets	156	—	—	156
SERP assets - employer	Other non-current assets	1,538	—	—	1,538
SERP assets - employee	Other non-current assets	35,532	—	—	35,532
Hedge derivatives	Other current assets	—	67	—	67
Total		$37,517	$67	$—	$37,584
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$35,532	$—	$—	$35,532
Hedge derivatives	Accrued liabilities	—	685	—	685
Total		$35,532	$685	$—	$36,217

		Fair Value at January 31, 2017
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$309	$—	$—	$309
Short-term investment	Other current assets	154	—	—	154
SERP assets - employer	Other non-current assets	1,091	—	—	1,091
SERP assets - employee	Other non-current assets	30,831	—	—	30,831
Hedge derivatives	Other current assets	—	145	—	145
Total		$32,385	$145	$—	$32,530
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$30,831	$—	$—	$30,831
Hedge derivatives	Accrued liabilities	—	211	—	211
Total		$30,831	$211	$—	$31,042

		Fair Value at October 31, 2016
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$280	$—	$—	$280
Short-term investment	Other current assets	150	—	—	150
SERP assets - employer	Other non-current assets	1,464	—	—	1,464
SERP assets - employee	Other non-current assets	28,495	—	—	28,495
Hedge derivatives	Other current assets	—	141	—	141
Total		$30,389	$141	$—	$30,530
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$28,495	$—	$—	$28,495
Hedge derivatives	Accrued liabilities	—	391	—	391
Total		$28,495	$391	$—	$28,886

The fair values of the Company’s available-for-sale securities are based on quoted prices. The fair value of the short-term investment, which is a guaranteed investment certificate, is based on its purchase price plus one half of a percent calculated annually. The assets related to the Company’s defined contribution supplemental executive retirement plan (“SERP”) consist of both employer (employee unvested) and employee assets which are invested in investment funds with fair values calculated based on quoted market prices. The SERP liability represents the Company’s liability to the employees in the plan for their vested balances. The hedge derivatives are entered into by the Company principally to reduce its exposure to Swiss franc and Euro exchange rate risks. Fair values of the Company’s hedge derivatives are calculated based on quoted foreign exchange rates and quoted interest rates. The carrying amount of debt approximated fair value as of October 31, 2017.

During the three months ended October 31, 2016, the Company determined that an investment in a privately held company experienced an other than temporary impairment and recorded a charge of $1.3 million, in other expenses in the Company’s Consolidated Statements of Operations, to reduce the carrying value to zero in the United States location of the Wholesale segment.

NOTE 4 – EQUITY

The components of equity for the nine months ended October 31, 2017 and 2016 are as follows (in thousands):

	Movado Group, Inc. Shareholders' Equity
	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance, January 31, 2017	$272	$66	$185,354	$415,919	$(204,398)	$76,780	$—	$473,993
Net income				18,683				18,683
Dividends				(8,953)				(8,953)
Stock repurchase					(3,004)			(3,004)
Stock options exercised	1		238		(865)			(626)
Supplemental executive retirement plan			96					96
Stock-based compensation expense			3,644					3,644
Net unrealized loss on investments, net of tax benefit of $6						(12)		(12)
Net change in effective portion of hedging contracts, net of tax of $9						37		37
Foreign currency translation adjustment (3)						3,583		3,583
Balance, October 31, 2017	$273	$66	$189,332	$425,649	$(208,267)	$80,388	$—	$487,441

	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance, January 31, 2016	$270	$66	$178,118	$392,788	$(199,195)	$68,505	$595	$441,147
Net income				29,829			78	29,907
Dividends				(8,951)				(8,951)
Stock repurchase					(3,263)			(3,263)
Stock options exercised, net of tax of $167	1		(86)		(1,339)			(1,424)
Supplemental executive retirement plan			150					150
Stock-based compensation expense			5,663					5,663
Net unrealized gain on investments, net of tax of $1						8		8
Net change in effective portion of hedging contracts, net of tax of $5						31		31
Joint venture incremental share purchase			(1,011)				(649)	(1,660)
Foreign currency translation adjustment (3)						8,513	(24)	8,489
Balance, October 31, 2016	$271	$66	$182,834	$413,666	$(203,797)	$77,057	$—	$470,097

(1)	Each share of common stock is entitled to one vote per share on all matters submitted to a vote of the shareholders.
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

The Company divides its business into two major geographic locations: United States operations, and International, which includes the results of all non-U.S. Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 35.7%, 8.4%, 6.5% and 4.5%, respectively, of the Company’s total net sales for the three months ended October 31, 2017. For the three months ended October 31, 2016, the Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 23.5%, 7.3%, 7.2% and 5.4%, respectively, of the Company’s total net sales.

The Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 31.7%, 9.4%, 7.8% and 5.2%, respectively, of the Company’s total net sales for the nine months ended October 31, 2017. For the nine months ended October 31, 2016, the Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 23.1%, 8.4%, 8.4% and 5.9%, respectively, of the Company’s total net sales. Substantially all of the Company’s tangible International assets are located in Switzerland and Hong Kong.

Operating Segment Data for the Three Months Ended October 31, 2017 and 2016 (in thousands):

	Net Sales
	2017	2016
Wholesale:
Owned brands category	$75,138	$73,749
Licensed brands category	95,015	86,818
After-sales service and all other	2,159	3,522
Total Wholesale	172,312	164,089
Retail	18,381	15,729
Consolidated total	$190,693	$179,818

	Operating Income (3) (4)
	2017	2016
Wholesale	$22,250	$28,697
Retail	2,935	2,374
Consolidated total	$25,185	$31,071

Operating Segment Data for the Nine Months Ended October 31, 2017 and 2016 (in thousands):

	Net Sales
	2017	2016
Wholesale:
Owned brands category	$154,620	$162,428
Licensed brands category	208,914	205,229
After-sales service and all other	6,956	9,601
Total Wholesale	370,490	377,258
Retail	48,249	44,709
Consolidated total	$418,739	$421,967

	Operating Income (3) (4)
	2017	2016
Wholesale	$22,559	$39,898
Retail	7,295	6,642
Consolidated total	$29,854	$46,540

	Total Assets
	October 31, 2017	January 31, 2017	October 31, 2016
Wholesale	$633,101	$584,518	$600,885
Retail	26,465	23,284	23,593
Consolidated total	$659,566	$607,802	$624,478

Geographic Location Data for the Three Months Ended October 31, 2017 and 2016 (in thousands):

	Net Sales		Operating Income (3) (4)
	2017	2016	2017	2016
United States (1)	$85,685	$101,854	$2,971	$14,626
International (2)	105,008	77,964	22,214	16,445
Consolidated total	$190,693	$179,818	$25,185	$31,071

United States and International net sales are net of intercompany sales of $87.2 million and $75.6 million for the three months ended October 31, 2017 and 2016, respectively.

Geographic Location Data for the Nine Months Ended October 31, 2017 and 2016 (in thousands):

	Net Sales		Operating (Loss) / Income (3) (4)
	2017	2016	2017	2016
United States (1)	$192,325	$228,734	$(5,409)	$12,841
International (2)	226,414	193,233	35,263	33,699
Consolidated total	$418,739	$421,967	$29,854	$46,540

United States and International net sales are net of intercompany sales of $211.8 million and $231.5 million for the nine months ended October 31, 2017 and 2016, respectively.

(1)

The United States operating income included $15.8 million and $14.3 million of unallocated corporate expenses for the three months ended October 31, 2017 and 2016, respectively. The United States operating income included $29.2 million and $33.0 million of unallocated corporate expenses for the nine months ended October 31, 2017 and 2016, respectively.

(2)

The International operating income included $15.7 million and $14.0 million of certain intercompany profits related to the Company’s supply chain operations for the three months ended October 31, 2017 and 2016, respectively. The International operating income included $31.2 million and $30.5 million of certain intercompany profits related to the Company’s supply chain operations for the nine months ended October 31, 2017 and 2016, respectively.

(3)

In the United States and International locations of the Wholesale segment, for the three months ended October 31, 2017, operating income included a pre-tax charge of $0.1 million and $6.9 million, respectively, as a result of the Company’s cost savings initiatives. In the United States and International locations of the Wholesale segment, for the nine months ended October 31, 2017, operating (loss) / income included a pre-tax charge of $3.9 million and $9.5 million, respectively, as a result of the Company’s cost savings initiatives.

(4)

In the International location of the Wholesale segment, for the three months ended October 31, 2017, operating income included $1.4 million of expenses primarily related to the amortization of acquired assets, as a result of the Company’s acquisition of the Olivia Burton brand. In the United States and International locations of the Wholesale segment, for the nine months ended October 31, 2017, operating (loss) / income included $0.2 million and $5.7 million, respectively, of expenses primarily related to transaction costs and adjustments in acquisition accounting, as a result of the Company’s acquisition of the Olivia Burton brand.

	Total Assets
	October 31, 2017	January 31, 2017	October 31, 2016
United States	$195,659	$207,246	$242,881
International	463,907	400,556	381,597
Consolidated total	$659,566	$607,802	$624,478

	Property, Plant and Equipment, Net
	October 31, 2017	January 31, 2017	October 31, 2016
United States	$16,762	$19,197	$20,307
International	7,875	14,976	14,560
Consolidated total	$24,637	$34,173	$34,867

NOTE 6 – INVENTORIES

Inventories consisted of the following (in thousands):

	October 31, 2017	January 31, 2017	October 31, 2016
Finished goods	$129,981	$112,297	$122,721
Component parts	37,920	38,482	43,326
Work-in-process	1,965	2,388	3,355
	$169,866	$153,167	$169,402

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

As of October 31, 2017, $30.0 million in loans were drawn under the Facility. Additionally, approximately $0.3 million in letters of credit, which were outstanding under the Borrower’s pre-existing asset-based revolving credit facility that was concurrently terminated when the Credit Agreement became effective, are deemed to be issued and outstanding under the Facility. As of October 31, 2017, availability under the Facility was approximately $69.7 million.

Borrowings under the Facility bear interest at rates selected periodically by the Company at LIBOR plus a spread ranging from 1.25% to 1.75% per annum, based on the Company’s consolidated leverage ratio, or at a base rate plus a spread ranging from 0.25% to 0.75% per annum based on the Company’s consolidated leverage ratio (as defined in the Credit Agreement). At October 31, 2017, the Company’s spreads were 1.25% over LIBOR and 0.25% over the base rate. The Company has also agreed to pay certain fees and expenses and to provide certain indemnities, all of which are customary for such financings.

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

The Borrowers are also subject to a minimum consolidated EBITDA (as defined in the Credit Agreement) test of $50.0 million, measured at the end of each fiscal quarter based on the four most recent fiscal quarters and a consolidated leverage ratio (as defined in the Credit Agreement) covenant not to exceed 2.50 to 1.00, measured as of the last day of each fiscal quarter. As of October 31, 2017, the Company was in compliance with its covenants under the Credit Agreement.

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

As of October 31, 2017, the Company classified $5.0 million of the outstanding balance under the Facility as current based on voluntary payments estimated to be made in the next twelve months, with the remainder classified as long-term debt based on the 2020 maturity date of the Facility and the Company’s intent and ability to refinance its obligations thereunder.

As of October 31, 2017, Bank of America, N.A. issued two irrevocable standby letters of credit in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada. As of October 31, 2017, the Company had outstanding letters of credit totaling $0.3 million with expiration dates through May 31, 2018.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified maturity with a Swiss bank. As of October 31, 2017 and 2016, these lines of credit totaled 6.5 million Swiss francs and 6.5 million Swiss francs with a dollar equivalent of $6.5 million and $6.4 million, respectively. As of October 31, 2017 and 2016, there were no borrowings against these lines. As of October 31, 2017, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.1 million, in various foreign currencies, of which $0.5 million is a restricted deposit as it relates to lease agreements. As of October 31, 2016, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.2 million in various foreign currencies, of which $0.6 million is a restricted deposit as it relates to lease agreements.

NOTE 8 – EARNINGS PER SHARE

The Company presents net income per share on a basic and diluted basis. Basic earnings per share are computed using weighted-average shares outstanding during the period. Diluted earnings per share are computed using the weighted-average number of shares outstanding adjusted for dilutive common stock equivalents.

The weighted-average number of shares outstanding for basic earnings per share was approximately 23,079,000 and 23,055,000 for the three months ended October 31, 2017 and 2016, respectively. For the three months ended October 31, 2017 and 2016, the number of shares outstanding for diluted earnings per share increased by approximately 194,000 and 175,000, respectively, due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans and SERP.

For the three months ended October 31, 2017 and 2016, approximately 798,000 and 862,000, respectively, of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

The weighted-average number of shares outstanding for basic earnings per share was approximately 23,080,000 and 23,074,000 for the nine months ended October 31, 2017 and 2016, respectively. For the nine months ended October 31, 2017 and 2016, the number of shares outstanding for diluted earnings per share increased by approximately 181,000 and 185,000, respectively, due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans and SERP.

For the nine months ended October 31, 2017 and 2016, approximately 803,000 and 790,000, respectively, of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

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

During the second quarter of fiscal 2018, the Company released to cash $1.0 million in restricted cash deposits that were previously recorded in other current assets on the Company’s Consolidated Balance Sheet, related to a certain vendor agreement.

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

The Company is involved in legal proceedings and claims from time to time, in the ordinary course of its business. Legal reserves are recorded in accordance with the accounting guidance for contingencies. Contingencies are inherently unpredictable and it is possible that results of operations, balance sheets or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, such matters. For those legal proceedings and claims for which the Company believes that it is probable that a reasonably estimable loss may result, the Company records a reserve for the potential loss. For proceedings and claims where the Company believes it is reasonably possible that a loss may result that is materially in excess of amounts accrued for the matter, the Company either discloses an estimate of such possible loss or range of loss or includes a statement that such an estimate cannot be made. As of October 31, 2017, the Company is party to legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition, future results of operations beyond the amounts accrued, or cash flows.

NOTE 10 – INCOME TAXES

The Company recorded income tax expense of $7.5 million and $9.3 million for the three months ended October 31, 2017 and 2016, respectively.

The effective tax rate was 30.1% and 31.5% for the three months ended October 31, 2017 and 2016, respectively. The decrease in the effective tax rate was primarily due to changes in jurisdictional earnings and the impact of discrete items partially offset by no tax benefit being recognized on losses incurred by certain foreign operations.

The Company recorded income tax expense of $10.3 million and $14.5 million for the nine months ended October 31, 2017 and 2016, respectively.

The effective tax rate was 35.6% and 32.6% for the nine months ended October 31, 2017 and 2016, respectively. The increase in the effective tax rate was primarily due to the impact of discrete items mostly related to the adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” acquisition costs related to the acquisition of the Olivia Burton brand (see Note 17 – Acquisitions for additional disclosures) and no tax benefit being recognized on losses incurred by certain foreign operations, partially offset by changes in jurisdictional earnings.

The effective tax rate for the three and nine months ended October 31, 2017 differs from the U.S. statutory tax rate of 35.0% primarily due to changes in jurisdictional earnings and the impact of discrete items, partially offset by no tax benefit being recognized on losses incurred by certain foreign operations. The effective tax rate for the nine months ended October 31, 2017 also includes an increase primarily due to the adoption of ASU 2016-09 and acquisition costs related to the acquisition of the Olivia Burton brand.

The effective tax rate for the three and nine months ended October 31, 2016 differs from the U.S. statutory tax rate of 35.0% primarily as a result of changes in jurisdictional earnings, partially offset by no tax benefit being recognized on losses incurred by certain foreign operations.

NOTE 11 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company accounts for its derivative financial instruments in accordance with the accounting guidance which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. A significant portion of the Company’s purchases are denominated in Swiss francs and, to a lesser extent, the Japanese Yen. The Company also sells to third-party customers in a variety of foreign currencies, most notably the Euro and the British Pound. The Company reduces its exposure to the Swiss franc, Euro, British Pound and Japanese Yen exchange rate risks through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. In the event these exposures do not offset, from time to time the Company uses forward contracts to further reduce the net exposures to currency fluctuations. Certain of these contracts meet the requirements of qualified hedges. In these circumstances, the Company designates and documents these derivative instruments as a cash flow hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. Changes in the fair value of hedges designated and documented as a cash flow hedge and which are highly effective, are recorded in other comprehensive income until the underlying transaction affects earnings, and then are later reclassified into earnings in the same account as the hedged transaction. The earnings impact is mostly offset by the effects of currency movements on the underlying hedged transactions. The Company formally assesses, both at the inception and at each financial quarter thereafter, the effectiveness of the derivative instrument hedging the underlying forecasted cash flow transaction. The Company does not exclude any designated cash flow hedges from its effectiveness testing. Any ineffectiveness related to the derivative financial instruments’ change in fair value will be recognized as other income in the Consolidated Statements of Operations in the period in which the ineffectiveness was calculated. No ineffectiveness has been recorded in the three and nine months ended October 31, 2017 and 2016.

The Company uses forward exchange contracts, which do not meet the requirements of qualified hedges, to offset its exposure to certain foreign currency receivables and liabilities. These forward contracts are not designated as qualified hedges and, therefore, changes in the fair value of these derivatives are recognized in earnings in the period they arise, thereby offsetting the current earnings effect resulting from the revaluation of the related foreign currency receivables and liabilities.

All of the Company’s derivative instruments have liquid markets to assess fair value. The Company does not enter into any derivative instruments for trading purposes.

As of October 31, 2017, the Company’s entire net forward contracts hedging portfolio consisted of 23.0 million Swiss francs equivalent, 12.8 million Euros equivalent and 11.3 million British Pounds equivalent, with various expiry dates ranging through April 10, 2018.

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for derivatives (in thousands):

	Asset Derivatives				Liability Derivatives
	Balance Sheet Location	October 31, 2017 Fair Value	January 31, 2017 Fair Value	October 31, 2016 Fair Value	Balance Sheet Location	October 31, 2017 Fair Value	January 31, 2017 Fair Value	October 31, 2016 Fair Value
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$—	$145	$31	Accrued Liabilities	$685	$211	$391
Total Derivative Instruments		$—	$145	$31		$685	$211	$391

	Asset Derivatives				Liability Derivatives
	Balance Sheet Location	October 31, 2017 Fair Value	January 31, 2017 Fair Value	October 31, 2016 Fair Value	Balance Sheet Location	October 31, 2017 Fair Value	January 31, 2017 Fair Value	October 31, 2016 Fair Value
Derivatives designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$67	$—	$110	Accrued Liabilities	$—	$—	$—
Total Derivative Instruments		$67	$—	$110		$—	$—	$—

As of October 31, 2017 and 2016, the balance of deferred net gains on derivative financial instruments documented as cash flow hedges included in accumulated other comprehensive income (“AOCI”) were immaterial for both periods. The maximum length of time the Company hedges its exposure to the fluctuation in future cash flows for forecasted transactions is 24 months. For the three months ended October 31, 2017, the Company reclassified from AOCI to earnings $0.4 million of net loss, net of tax benefit of $0.1 million. For the nine months ended October 31, 2017, the Company reclassified from AOCI to earnings $0.9 million of net loss, net of tax benefit of $0.2 million. For the three and nine months ended October 31, 2016, the Company reclassified amounts from AOCI to earnings that were immaterial for both periods.

NOTE 12- ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income consisted of the following (in thousands):

	Currency Translation Adjustments	Available-for-sale securities	Hedging Contracts	Total
Balance, January 31, 2017	$76,569	$197	$14	$76,780
Other comprehensive income / (loss) before reclassifications	3,583	(12)	931	4,502
Amounts reclassified from accumulated other comprehensive income (1)	—	—	(894)	(894)
Net current-period other comprehensive income / (loss)	3,583	(12)	37	3,608
As of October 31, 2017	$80,152	$185	$51	$80,388

	Currency Translation Adjustments	Available-for-sale securities	Hedging Contracts	Total
Balance, January 31, 2016	$68,265	$189	$51	$68,505
Other comprehensive income / (loss) before reclassifications	8,513	8	(15)	8,506
Amounts reclassified from accumulated other comprehensive loss (1)	—	—	46	46
Net current-period other comprehensive income	8,513	8	31	8,552
As of October 31, 2016	$76,778	$197	$82	$77,057

(1)	Amounts reclassified to earnings in the Consolidated Statements of Operations.

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

On March 31, 2016, the Board approved a share repurchase program under which the Company was authorized to purchase up to $50.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. This program authorized the Company to purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise. As of August 29, 2017, this program was canceled and a new share repurchase program was simultaneously approved. During the nine months ended October 31, 2017, under both the new and previously authorized repurchase plans, the Company repurchased a total of 120,507 shares of its common stock at a total cost of approximately $3.0 million or an average cost of $24.93 per share, which included 20,000 shares repurchased from the Movado Group Foundation at a total cost of approximately $0.5 million or $22.90 average per share. During the nine months ended October 31, 2016, under the previously authorized repurchase plan, the Company repurchased a total of 137,499 shares of its common stock at a total cost of approximately $3.3 million or an average cost of $23.73 per share, which included 15,000 shares repurchased from the Movado Group Foundation at a total cost of approximately $0.4 million or $27.67 average per share.

There were 36,843 and 47,310 shares of common stock repurchased during the nine months ended October 31, 2017 and 2016, respectively, as a result of the surrender of shares in connection with the vesting of certain stock awards. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company to fund the payment of such taxes.

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

On March 30, 2016, FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which amends the accounting for certain aspects of share-based payments to employees. The new guidance requires, among its other provisions, that excess tax benefits (which represent the excess of actual tax benefits received at the date of vesting or settlement over the benefits recognized over the vesting period or upon issuance of share-based payments) and tax deficiencies (which represent the amount by which actual tax benefits received at the date of vesting or settlement is lower than the benefits recognized over the vesting period or upon issuance of share-based payments) be recorded in the income statement as an increase or decrease in income taxes when the awards vest or are settled. This is in comparison to the prior requirement that these excess tax benefits be recognized in additional paid-in capital and these tax deficiencies be recognized either as an offset to accumulated excess tax benefits, if any, or in the income statement. The new guidance also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows rather than, as previously required, a financing activity. The Company adopted the provisions of ASU 2016-09 during the first quarter of fiscal 2018. The Company applied the change in the presentation on the cash flow statement retrospectively, which did not have a material impact on the Company’s consolidated financial statements. In addition, the guidance allows for a policy election to account for forfeitures as they occur, however, the Company continues to apply its policy of estimating forfeiture rates.

On August 28, 2017, FASB issued ASU 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities,” which expands an entity’s ability to apply hedge accounting for nonfinancial and financial risk components and allows for a simplified approach for fair value hedging of interest rate risk. The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The new guidance also simplifies the hedge documentation and effectiveness assessment requirements. For public companies, the standard will be effective for the first interim reporting period within annual periods beginning after December 15, 2018, with early adoption permitted. The new standard must be adopted using a modified retrospective transition with a cumulative effect adjustment recorded to opening retained earnings as of the initial adoption date. The Company is evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements.

On February 25, 2016, FASB issued ASU 2016-02, “Leases,” which requires lessees to recognize most leases on the balance sheet. This change is expected to increase both reported assets and liabilities. The new lease standard does not substantially change lessor accounting. For public companies, the standard will be effective for the first interim reporting period within annual periods beginning after December 15, 2018, although early adoption is permitted. Lessees and lessors will be required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance, using a modified retrospective transition method. The requirements of this standard include a significant increase in required disclosures and will result in a material increase to the company’s total assets and liabilities through recognition of right-of-use assets and related lease liabilities. The Company is analyzing the impact of the adoption of this guidance on the Company’s consolidated financial statements, including assessing changes that might be necessary to information technology systems, processes and internal controls to capture new data and address changes in financial reporting.

On May 28, 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This pronouncement affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, FASB deferred the effective date of the guidance. The new revenue standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and allows either a full retrospective adoption to all periods presented or a modified retrospective adoption approach with the cumulative effect of initial application of the revised guidance recognized at the date of initial application. Early adoption is permitted for periods beginning after December 15, 2016. On March 30, 2016, FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Principal versus Agent Considerations),” to clarify the implementation guidance on principal versus agent considerations. On April 14, 2016, FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Identifying Performance Obligations and Licensing),” to clarify the implementation guidance on identifying performance obligations and accounting for licenses of intellectual property. On May 9, 2016, FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Narrow-Scope Improvements and Practical Expedients),” to clarify the implementation guidance on assessing collectability, presentation of sales taxes, noncash consideration and completed contracts and contract modifications at transition. The Company is assessing the impact of the guidance by reviewing its existing customer contracts and current accounting policies and practices to identify differences, if any, that will result from applying the new requirements, including the evaluation of its performance obligations, transaction price, customer payments, transfer of control and principal versus agent considerations. The Company has elected to adopt the new standard under the Modified Retrospective approach and is considering whether it will apply certain of the practical expedients available under the new standard. The Company will continue evaluating the impact, if any, on changes to its business processes, systems and controls to support recognition and disclosure under the new guidance. The Company expects to adopt the new guidance in the beginning of fiscal 2019.

NOTE 15 – OPERATING EFFICIENCY INITIATIVES AND OTHER ITEMS

In fiscal 2016, the Company commenced an initiative to achieve greater operating efficiencies and streamline its operations, primarily at certain of its foreign subsidiaries. The Company recorded a total of $4.0 million of pre-tax expenses during fiscal 2016 and substantially completed the actions under the initiative as of January 31, 2016.

A summary rollforward of costs related to the operating efficiency initiatives and other items is as follows (in thousands):

	Balance at January 31, 2017	Cash payments	Foreign exchange	Accrued balance at October 31, 2017
Severance	$78	$(1)	$1	$78
Occupancy charges	330	(99)	2	233
Total	$408	$(100)	$3	$311

NOTE 16 – COST SAVINGS INITIATIVES

As a result of actions taken by the Company in the first quarter of fiscal 2018 to better align its global infrastructure with the current business environment by consolidating certain operations and streamlining functions to reduce costs and improve profitability, the Company recorded $6.3 million of pre-tax expenses primarily for severance and payroll related, other and occupancy charges, predominantly impacting the Company’s North American and Swiss operations. The Company recorded an additional $0.1 million of pre-tax expenses in the second quarter of fiscal 2018 related to Other. In light of the changing retail landscape and the growing importance of digital marketing and online sales, the Company also decided in the third quarter of fiscal 2018, to cease its participation in the Baselworld Watch and Jewelry Show. As a result, the Company recorded charges for the write-off of certain fixed assets and other contract termination costs. The Company also wrote-off certain fixed assets related to the reduction of leased space in the Company’s Swiss operations. In the third quarter of fiscal 2018, the Company recorded an additional $7.0 million of pre-tax expenses related to fixed assets, severance and payroll related and other. The Company expects the cost savings initiatives to be substantially completed by the end of fiscal 2018.

A summary roll forward of costs related to the cost savings initiatives is as follows (in thousands):

	Fiscal 2018 Charges (2)	Cash payments	Non-cash adjustments	Foreign exchange	Balance in Accrued Liabilities at October 31, 2017
Severance and payroll related (1)	$6,061	$(5,276)	$(401)	$67	$451
Fixed assets (1)	5,105	—	(5,105)	—	—
Other (1)	2,172	(73)	(71)	(6)	2,022
Occupancy charges (1)	99	(22)	—	6	83
Total	$13,437	$(5,371)	$(5,577)	$67	$2,556

(1)

The total severance and payroll related charges of $0.1 million, fixed assets charges of $5.1 million and other charges of $1.8 million are included in SG&A in the Consolidated Statement of Operations for the three months ended October 31, 2017. The total severance and payroll related charges of $6.1 million include $4.7 million in SG&A and $1.4 million in Cost of Sales in the Consolidated Statement of Operations for the nine months ended October 31, 2017. The fixed assets charges of $5.1 million, other charges of $2.2 million and occupancy charges of $0.1 million are included in SG&A in the Consolidated Statement of Operations for the nine months ended October 31, 2017.

(2)

The United States and International locations of the Wholesale segment include a pre-tax charge of $0.1 million and $6.9 million, respectively, for the three months ended October 31, 2017. The United States and International locations of the Wholesale segment include a pre-tax charge of $3.9 million and $9.5 million, respectively, for the nine months ended October 31, 2017.

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

The results of the Olivia Burton brand’s operations have been included in the consolidated financial statements since the date of acquisition within the International location of the Wholesale segment. In the International location of the Wholesale segment, for the three months ended October 31, 2017, operating income included $1.4 million of expenses primarily related to the amortization of acquired assets, as a result of the Company’s acquisition of the Olivia Burton brand. In the United States and International locations of the Wholesale segment, for the nine months ended October 31, 2017, operating (loss) / income included $0.2 million and $5.7 million, respectively, of expenses primarily related to transaction costs and adjustments in acquisition accounting, as a result of the Company’s acquisition of the Olivia Burton brand.

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

Inventories include a step-up adjustment of approximately $0.8 million, which was expensed over the sell-through cycle of three months. The components of Trade name and other intangibles include a trade name of approximately $12.8 million (amortized over 10 years), and customer relationships of $8.6 million (amortized over 6 years).

The Company recorded goodwill of $55.3 million based on the amount by which the purchase price exceeded the fair value of the net assets acquired. Goodwill is not deductible for income tax purposes.

The operating results of the Olivia Burton brand have been included in the Company’s Consolidated Financial Statements beginning July 3, 2017. Net sales of the acquired Olivia Burton brand since the date of acquisition through October 31, 2017 were $12.1 million. The Olivia Burton brand’s operating income since the date of acquisition was $4.4 million, which excludes unallocated corporate expenses and expenses incurred in non-UK geographies to support the brand.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
(In thousands, except per share data)	(Unaudited)		(Unaudited)
Net sales	$190,693	$184,749	$430,002	$432,885
Net income	$18,479	$21,146	$24,885	$30,814

Basic income per share:
Net income per share attributed to Movado Group, Inc.	$0.80	$0.92	$1.08	$1.34

Diluted income per share:
Net income per share attributed to Movado Group, Inc.	$0.79	$0.91	$1.07	$1.32

The change in the carrying amount of the Company’s goodwill, which is included in the International location of the Wholesale segment, is as follows (in thousands):

Total
Balance at January 31, 2017	$—
Acquisition of the Olivia Burton brand	55,322
Foreign exchange impact	994
Balance at October 31, 2017	$56,316

Trade name and other intangible assets consist of the following (in thousands):

	As of
	October 31, 2017
	Gross carrying amount	Accumulated amortization	Foreign exchange	Net
Intangible assets subject to amortization:
Trade name	$12,766	$(433)	$251	$12,584
Customer relationships	8,598	(486)	168	8,280
Total intangible assets	$21,364	$(919)	$419	$20,864

Estimated amortization expense for the next five years is: $0.7 million for the remaining three months of fiscal 2018, $2.7 million in fiscal years 2019, through 2023 and $6.3 million in total in the years thereafter.

NOTE 18 – NET INCOME ATTRIBUTED TO MOVADO GROUP, INC. AND TRANSFERS TO NONCONTROLLING INTEREST

The following table summarizes the change from net income attributed to Movado Group, Inc. and transfers to noncontrolling interest (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Net income attributed to Movado Group, Inc.	$17,360	$20,215	$18,683	$29,829
Transfers to the noncontrolling interest
Decrease in Movado Group, Inc.’s paid in capital for purchase of 10% of MGS common shares	—	(1,011)	—	(1,011)
Net transfers to noncontrolling interest	—	(1,011)	—	(1,011)
Change from net income attributed to Movado Group, Inc. and transfers to noncontrolling interest	$17,360	$19,204	$18,683	$28,818

On August 4, 2016, Movado Group, Inc. and Majorelle Limited, an English company (“Majorelle”), voluntarily terminated the joint venture agreement they had entered into on January 30, 2013 (the “JV Agreement”) relating to MGS Distribution Limited, an English company (“MGS”). Under the JV Agreement, the Company and Majorelle owned 90% and 10%, respectively, of the issued and outstanding shares of MGS which was formed to distribute the Company’s licensed watch brands in the United Kingdom. The mutual agreement to terminate the JV Agreement was the result of the Company acquiring the remaining shares in MGS from Majorelle, for the purchase price of $1.7 million, thereby increasing its ownership interest in MGS to 100%. Since August 4, 2016, the Company has accounted for MGS (renamed Movado Group UK Limited in September 2017) as a wholly-owned entity.

NOTE 19 – SUBSEQUENT EVENT

On November 6, 2017, the Company announced that it and MGI Luxury Group S.A., a wholly-owned subsidiary of the Company, had entered into an agreement with Hugo Boss Trade Mark Management GmbH & Co. KG pursuant to which the expiration of the existing license agreement for the Hugo Boss brand was extended through December 31, 2023. The agreement also amends certain provisions including minimum sales commitments, royalty rates, marketing and advertising expenditures and other Company obligations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q, including, without limitation, statements under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as statements in future filings by the Company with the Securities and Exchange Commission (the “SEC”), in the Company’s press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, forecasts and projections about the Company, its future performance, the industry in which the Company operates and management’s assumptions. Words such as “expects”, “anticipates”, “targets”, “goals”, “projects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should” and variations of such words and similar expressions are also intended to identify such forward-looking statements. The Company cautions readers that forward-looking statements include, without limitation, those relating to the Company’s future business prospects, projected operating or financial results, revenues, working capital, liquidity, capital needs, plans for future operations, expectations regarding capital expenditures, operating efficiency initiatives and other items, cost savings initiatives, and operating expenses, effective tax rates, margins, interest costs, and income as well as assumptions relating to the foregoing. Forward-looking statements are subject to certain risks and uncertainties, some of which cannot be predicted or quantified. Actual results and future events could differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company’s reports filed with the SEC, including, without limitation, the following: general economic and business conditions, which may impact disposable income of consumers in the United States and the other significant markets (including Europe) where the Company’s products are sold, uncertainty regarding such economic and business conditions, trends in consumer debt levels and bad debt write-offs, general uncertainty related to possible terrorist attacks, natural disasters, the stability of the European Union (including the impact of the June 23, 2016 referendum advising that the United Kingdom exit from the European Union) and defaults on or downgrades of sovereign debt and the impact of any of those events on consumer spending, changes in consumer preferences and popularity of particular designs, new product development and introduction, the ability of the Company to successfully implement its business strategies, competitive products and pricing, the impact of “smart” watches and other wearable tech products on the traditional watch market, seasonality, availability of alternative sources of supply in the case of the loss of any significant supplier or any supplier’s inability to fulfill the Company’s orders, the loss of or curtailed sales to significant customers, the Company’s dependence on key employees and officers, the ability to successfully integrate the operations of acquired businesses (including the Olivia Burton brand) without disruption to other business activities, the possible impairment of acquired intangible assets including goodwill if the carrying value of any reporting unit were to exceed its fair value, the continuation of the company’s major warehouse and distribution centers, the continuation of licensing arrangements with third parties, losses possible from pending or future litigation, the ability to secure and protect trademarks, patents and other intellectual property rights, the ability to lease new stores on suitable terms in desired markets and to complete construction on a timely basis, the ability of the Company to successfully manage its expenses on a continuing basis, information systems failure or breaches of network security, the continued availability to the Company of financing and credit on favorable terms, business disruptions, disease, general risks associated with doing business outside the United States including, without limitation, import duties, tariffs, quotas, political and economic stability, changes to existing laws or regulations, and success of hedging strategies with respect to currency exchange rate fluctuations.

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

Recent Developments

On November 21, 2017, the Board of Directors approved the payment of a cash dividend in the amount of $0.13 for each share of the Company’s outstanding common stock and class A common stock. The dividend will be paid on December 15, 2017 to all shareholders of record as of the close of business on December 1, 2017. The decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board, in its sole discretion.

On November 6, 2017, the Company announced that it and MGI Luxury Group S.A., a wholly-owned subsidiary of the Company, had entered into an agreement with Hugo Boss Trade Mark Management GmbH & Co. KG pursuant to which the expiration of the existing license agreement for the Hugo Boss brand was extended through December 31, 2023. The agreement also amends certain provisions including minimum sales commitments, royalty rates, marketing and advertising expenditures and other Company obligations.

On October 24, 2017, the Company entered into an amendment to its lease agreement dated December 21, 2000 (as previously amended, the “Lease”) with Mack-Cali Realty L.P. (“Lessor”) pursuant to which the Company leases its corporate headquarters from Lessor at 650 From Road, Paramus, New Jersey. The amendment extends the term of the Lease through June 30, 2030, and provides the Company with an option to renew the term of the Lease for one additional extension period of five years through June 30, 2035.

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

On March 20, 2017, the Company announced cost savings initiatives to better align its global infrastructure with the current business environment by consolidating certain operations and streamlining functions to reduce costs and improve profitability. The cost savings initiatives include a reduction in the Company’s workforce in its North American and Swiss operations as well as charges for fixed assets, occupancy, and other expenses. In light of the changing retail landscape and the growing importance of digital marketing and online sales, the Company also decided in the third quarter of fiscal 2018, to cease its participation in the Baselworld Watch and Jewelry Show. As a result, the Company recorded charges for the write-off of certain fixed assets and other contract termination costs. The Company expects these actions to yield approximately $12.0 million of pre-tax savings in fiscal 2018, which will be reinvested in marketing and other areas of its operations. For the nine months ended October 31, 2017, the Company recorded a total of $13.4 million of pre-tax expenses in connection with these actions and expects the cost savings initiatives to be substantially completed by the end of fiscal 2018.

Overview

The Company conducts its business primarily in two operating segments: Wholesale and Retail. The Company’s Wholesale segment includes the designing, manufacturing and distribution of watches of quality owned and licensed brands, in addition to revenue generated from after-sales service activities and shipping. The Retail segment includes the Company’s retail outlet locations. The Company also operates in two major geographic locations: United States operations and International, the latter of which includes the results of all non-U.S. Company operations.

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

Results of operations for the three months ended October 31, 2017 as compared to the three months ended October 31, 2016

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Three Months Ended October 31,
	2017	2016
Wholesale:
United States	$67,304	$86,125
International	105,008	77,964
Total Wholesale	172,312	164,089
Retail	18,381	15,729
Net Sales	$190,693	$179,818

Comparative net sales by categories were as follows (in thousands):

	Three Months Ended October 31,
	2017	2016
Wholesale:
Owned brands category	$75,138	$73,749
Licensed brands category	95,015	86,818
After-sales service and all other	2,159	3,522
Total Wholesale	172,312	164,089
Retail	18,381	15,729
Consolidated total	$190,693	$179,818

Net sales for the three months ended October 31, 2017 were $190.7 million, above the prior year period by $10.9 million or 6.0%. For the three months ended October 31, 2017, fluctuations in foreign currency exchange rates favorably impacted net sales by $1.1 million when compared to the prior year period.

Net sales for the three months ended October 31, 2017 in the Wholesale segment were $172.3 million, above the prior year period by $8.2 million or 5.0%. The increase in net sales was primarily the result of an increase in net sales in the International location of the Wholesale segment, partially offset by a decrease in net sales in the United States location of the Wholesale segment.

Net sales for the three months ended October 31, 2017 in the United States location of the Wholesale segment were $67.3 million, below the prior year period by $18.8 million or 21.9%, driven by net sales decreases in both the licensed brands and owned brands categories. The net sales decreases recorded in the licensed and owned brands categories were $10.2 million, or 39.3%, and $8.5 million, or 14.5%, respectively. The net sales decreases in both categories reflected the overall U.S. watch market, which continues to be challenging and unpredictable, as well as declining traffic in malls, traditional department stores and jewelry chain stores. The net sales decrease in the owned brands category included an offset of U.S. sales attributable to the acquisition of the Olivia Burton brand.

Net sales for the three months ended October 31, 2017 in the International location of the Wholesale segment were $105.0 million, above the prior year by $27.0 million or 34.7%, which included fluctuations in foreign currency exchange rates which favorably impacted net sales by $1.1 million when compared to the prior year period. This increase was primarily driven by net sales increases in both the licensed brands and owned brands categories. The net sales increase in the licensed brands category was $18.4 million, or 30.1%, primarily due to net sales increases in Europe, Latin America, the Middle East and Asia. The net sales increase recorded in the owned brands category was $9.9 million, or 64.7%, primarily due to sales increases in Europe and Asia. The net sales increase in the owned brands category included sales attributable to the acquisition of the Olivia Burton brand.

Net sales for the three months ended October 31, 2017 in the Retail segment were $18.4 million, above the prior year period by $2.7 million, or 16.9%, as a result of higher sales in both comparable and non-comparable stores resulting from better product mix and higher conversion rates as products resonate well with customers and operating more outlet locations in the current period. As of October 31, 2017, the Company operated 41 retail outlet locations and as of October 31, 2016, the Company operated 40 retail outlet locations.

Gross Profit.  Gross profit for the three months ended October 31, 2017 was $104.1 million or 54.6% of net sales as compared to $98.6 million or 54.8% of net sales in the prior year period. The increase in gross profit of $5.5 million was primarily due to higher net sales partially offset by a lower gross margin percentage. The decrease in the gross margin percentage of approximately 20 basis points for the three months ended October 31, 2017, resulted primarily from an unfavorable shift in channel and product mix of approximately 50 basis points and an unfavorable impact of approximately 30 basis points related to the amortization of the inventory step-up adjustment due to the acquisition of the Olivia Burton brand in the current period. These unfavorable impacts were partially offset by the Company’s cost savings initiatives of approximately 30 basis points and a favorable impact of fluctuations in foreign currency exchange rates of approximately 30 basis points.

Selling, General and Administrative (“SG&A”).  SG&A expenses for the three months ended October 31, 2017 were $78.9 million, representing an increase from the prior year period of $11.4 million or 16.9%. The increase in SG&A expenses was attributable to charges related to the Company’s cost savings initiatives of $7.0 million, primarily due to the write-off of certain fixed assets and contract termination costs related to the Company’s decision to no longer participate at the Baselworld Watch and Jewelry Show and the write-off of certain fixed assets related to the reduction of leased space in the Company’s Swiss operations. Also contributing to the increase in SG&A expenses were higher performance-based compensation of $1.5 million, higher distribution costs of $1.3 million, higher marketing expenses of $1.2 million and $0.8 million of expenses related to the Company’s acquisition of the Olivia Burton brand related to the amortization of acquired intangible assets. These increases in SG&A expenses were partially offset by a decrease in compensation and benefit expenses of $1.0 million (which included additional expenses related to the acquisition of the Olivia Burton brand and operating more outlet locations), primarily related to the Company’s cost savings initiatives, which predominately included a reduction in the Company’s workforce in the Company’s North American and Swiss operations.

Wholesale Operating Income.  In the three months ended October 31, 2017 and 2016, respectively, the Company recorded Wholesale segment operating income of $22.2 million and $28.7 million, which includes $15.8 million and $14.3 million of unallocated corporate expenses as well as $15.7 million and $14.0 million of certain intercompany profits related to the Company’s supply chain operations. The $6.5 million decrease in operating income was the net result of higher SG&A expenses of $10.5 million, partially offset by a higher gross profit of $4.0 million when compared to the prior year period. The increase in SG&A expenses was attributable to charges related to the Company’s cost savings initiatives of $7.0 million, primarily due to the write-off of certain fixed assets and contract termination costs related to the Company’s decision to no longer participate at the Baselworld Watch and Jewelry Show and the write-off of certain fixed assets related to the reduction of leased space in the Company’s Swiss operations. Also contributing to the increase in SG&A expenses were higher performance-based compensation of $1.5 million, higher distribution costs of $1.3 million, higher marketing expenses of $1.2 million and $0.8 million of expenses related to the Company’s acquisition of the Olivia Burton brand related to the amortization of acquired intangible assets. These increases in SG&A expenses were partially offset by a decrease in compensation and benefit expenses of $1.2 million (which included additional expenses related to the acquisition of the Olivia Burton brand), primarily related to the Company’s cost savings initiatives, which predominately included a reduction in the Company’s workforce in the Company’s North American and Swiss operations. The increase in gross profit of $4.0 million was primarily due to higher net sales.

U.S. Wholesale Operating Income.  In the United States location of the Wholesale segment, during the three months ended October 31, 2017 and 2016, respectively, the Company recorded a breakeven and $12.2 million in operating income, which included unallocated corporate expenses of $15.8 million and $14.3 million. The decrease in operating income of $12.2 million was the net result of lower gross profit of $12.6 million, partially offset by lower SG&A expenses of $0.4 million. The decrease in gross profit of $12.6 million was due to lower net sales and a lower gross margin percentage. The decrease in SG&A expenses of $0.4 million was attributable to a decrease in compensation and benefit expenses of $1.8 million due to lower headcount related to the Company’s cost savings initiatives, lower stock-based compensation expense of $0.4 million, partially offset by higher performance-based compensation of $1.3 million and higher marketing expense of $0.7 million.

International Wholesale Operating Income.  In the International location of the Wholesale segment, during the three months ended October 31, 2017 and 2016, respectively, the Company recorded operating income of $22.2 million and $16.4 million, which included $15.7 million and $14.0 million of certain intercompany profits related to the Company’s International supply chain operations. The increase in operating income of $5.8 million was primarily due to higher gross profit of $16.7 million, partially offset by higher SG&A expenses of $10.9 million. The increase in gross profit of $16.7 million was primarily due to higher net sales and, to lesser extent, a higher gross margin percentage. The increase in SG&A expenses of $10.9 million was attributable to charges related to the Company’s cost savings initiatives of $7.0 million, primarily due to the write-off of certain fixed assets and contract termination costs related to the Company’s decision to no longer participate at the Baselworld Watch and Jewelry Show and the write-off of certain fixed assets related to the reduction of leased space in the Company’s Swiss operations. Also contributing to the increase in SG&A expenses were higher distribution costs of $1.3 million, $0.8 million of expenses related to the Company’s acquisition of the Olivia Burton brand, which primarily included the amortization of acquired intangible assets, higher compensation and benefit expenses of $0.6 million, (which included additional expenses related to the acquisition of the Olivia Burton brand) and higher marketing expenses of $0.5 million.

Retail Operating Income.  Operating income of $2.9 million and $2.4 million was recorded in the Retail segment for the three months ended October 31, 2017 and 2016, respectively. The increase in operating income of $0.5 million was the result a higher gross profit of $1.4 million partially offset by higher SG&A expenses of $0.9 million. The higher gross profit was the result of higher net sales partially offset by a lower gross margin percentage. The increase in SG&A expenses of $0.9 million was primarily due to higher compensation, benefit and occupancy expenses related to operating more outlet locations when compared to the prior year period.

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

Income Taxes. The Company recorded income tax expense of $7.5 million and $9.3 million for the three months ended October 31, 2017 and 2016, respectively.

The effective tax rate was 30.1% and 31.5% for the three months ended October 31, 2017 and 2016, respectively. The decrease in the effective tax rate was primarily due to changes in jurisdictional earnings and the impact of discrete items partially offset by no tax benefit being recognized on losses incurred by certain foreign operations.

The effective tax rate for the three months ended October 31, 2017 differs from the U.S. statutory tax rate of 35.0% primarily due to changes in jurisdictional earnings and the impact of discrete items, partially offset by no tax benefit being recognized on losses incurred by certain foreign operations.

The effective tax rate for the three months ended October 31, 2016 differs from the U.S. statutory tax rate of 35.0% primarily as a result of changes in jurisdictional earnings, partially offset by no tax benefit being recognized on losses incurred by certain foreign operations.

Net Income Attributed to Movado Group, Inc. The Company recorded net income attributed to Movado Group, Inc. of $17.4 million and $20.2 million for the three months ended October 31, 2017 and 2016, respectively.

Results of operations for the nine months ended October 31, 2017 as compared to the nine months ended October 31, 2016

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Nine Months Ended October 31,
	2017	2016
Wholesale:
United States	$144,076	$184,025
International	226,414	193,233
Total Wholesale	370,490	377,258
Retail	48,249	44,709
Net Sales	$418,739	$421,967

Comparative net sales by categories were as follows (in thousands):

	Nine Months Ended October 31,
	2017	2016
Wholesale:
Owned brands category	$154,620	$162,428
Licensed brands category	208,914	205,229
After-sales service and all other	6,956	9,601
Total Wholesale	370,490	377,258
Retail	48,249	44,709
Consolidated total	$418,739	$421,967

Net sales for the nine months ended October 31, 2017 were $418.7 million, below the prior year period by $3.2 million or 0.8%. For the nine months ended October 31, 2017, fluctuations in foreign currency exchange rates unfavorably impacted net sales by $2.1 million when compared to the prior year period.

Net sales for the nine months ended October 31, 2017 in the Wholesale segment were $370.5 million, below the prior year period by $6.8 million or 1.8%. The decrease in net sales was the result of a decrease in net sales in the United States location of the Wholesale segment, partially offset by an increase in net sales in the International location of the Wholesale segment.

Net sales for the nine months ended October 31, 2017 in the United States location of the Wholesale segment were $144.1 million, below the prior year period by $40.0 million or 21.7%, driven by net sales decreases in both the owned brands and licensed brands categories. The net sales decreases recorded in the owned and licensed brands categories were $20.4 million, or 16.4%, and $18.8 million, or 35.1%, respectively. The sales decreases in both categories reflected the overall watch market, which continues to be challenging and unpredictable, as well as declining traffic in malls, traditional department stores and jewelry chain stores. The sales decrease in the licensed brands category included an offset of the launch of Rebecca Minkoff and Uri Minkoff brand watches during the second quarter of fiscal 2018. The sales decrease in the owned brands category included an offset of U.S. sales attributable to the Olivia Burton brand in the current period.

Net sales for the nine months ended October 31, 2017 in the International location of the Wholesale segment were $226.4 million, above the prior year by $33.2 million or 17.2%, which included fluctuations in foreign currency exchange rates which unfavorably impacted net sales by $2.1 million when compared to the prior year period. This increase was primarily driven by net sales increases in both the licensed brands and owned brands categories. The net sales increase in the licensed brands category was $22.5 million, or 14.9%, primarily due to sales increases in Europe, the Middle East, Latin America and Asia. The net sales increase recorded in the owned brands category was $12.6 million, or 33.4%, primarily due to sales increases in Europe, Asia and Latin America. The net sales increase in the owned brands category included sales attributable to the Olivia Burton brand in the current period.

Net sales for the nine months ended October 31, 2017 in the Retail segment were $48.2 million, above the prior year period by $3.5 million, or 7.9%, as a result of higher sales in both comparable and non-comparable stores resulting from better product mix and higher conversion rates as products resonate well with customers and operating more outlet locations in the current period.

Gross Profit.  Gross profit for the nine months ended October 31, 2017 was $219.3 million or 52.4% of net sales as compared to $230.1 million or 54.5% of net sales in the prior year period. The decrease in gross profit of $10.8 million was primarily due to lower net sales and a lower gross margin percentage. The decrease in the gross margin percentage of approximately 210 basis points for the nine months ended October 31, 2017, resulted primarily from an unfavorable shift in channel and product mix of approximately 170 basis points, severance related to the Company’s cost savings initiative of approximately 30 basis points, an unfavorable impact of fluctuations in foreign currency exchange rates of approximately 20 basis points, and an unfavorable impact of approximately 20 basis points related to the amortization of the inventory step-up adjustment due to the acquisition of the Olivia Burton brand in the current period. These unfavorable impacts were partially offset by the Company’s cost savings initiatives of approximately 30 basis points.

Selling, General and Administrative (“SG&A”).  SG&A expenses for the nine months ended October 31, 2017 were $189.5 million, representing an increase from the prior year period of $5.9 million or 3.2%. The increase in SG&A expenses was attributable to a $12.0 million charge related to the Company’s cost savings initiatives and $5.1 million of expenses related to the Company’s acquisition of the Olivia Burton brand, which primarily included transaction costs and the amortization of acquired intangible assets. Also contributing to the increase in SG&A expenses were higher performance-based compensation of $1.8 million and higher distribution costs of $1.6 million. These increases in SG&A expenses were partially offset by a decrease in compensation and benefit expenses of $6.6 million, (which included additional expenses related to the acquisition of the Olivia Burton brand and operating more outlet locations) primarily due to the Company’s cost savings initiatives, which predominately included a reduction in the Company’s workforce in the Company’s North American and Swiss operations, and the non-recurrence of a $1.8 million charge related to the retirement announcement of the Company’s former Vice Chairman and Chief Operating Officer, which occurred in the prior year period. Also contributing to the decrease in SG&A expenses were the fluctuations in foreign currency exchange rates of $3.9 million (resulting from a $1.0 million transactional gain in the current period compared to a $2.2 million transactional loss in the prior year period and $0.7 million of which arose from the translation of foreign subsidiary results), lower marketing expenses of $1.5 million and lower customer related expenses of $2.1 million, primarily due to a recovery of $0.8 million of the allowances for uncollectible receivables from a customer in the current period that were initially recorded in the comparable period last year.

Wholesale Operating Income.  In the nine months ended October 31, 2017 and 2016, respectively, the Company recorded Wholesale segment operating income of $22.6 million and $39.9 million, which includes $29.2 million and $33.0 million of unallocated corporate expenses as well as $31.2 million and $30.5 million of certain intercompany profits related to the Company’s supply chain operations. The $17.3 million decrease in operating income was the net result of a decrease in gross profit of $12.3 million and higher SG&A expenses of $5.0 million when compared to the prior year period. The decrease in gross profit of $12.3 million was primarily due to lower net sales and lower gross margin percentage. The increase in SG&A expenses was attributable to a $12.0 million charge related to the Company’s cost savings initiatives and $5.1 million of expenses related to the Company’s acquisition of the Olivia Burton brand, which primarily included transaction costs and the amortization of acquired intangible. Also contributing to the increase in SG&A expenses were higher performance-based compensation of $1.8 million and higher distribution costs of $1.6 million.  These increases in SG&A expenses were partially offset by a decrease in compensation and benefit expenses of $6.7 million, (which included additional expenses related to the acquisition of the Olivia Burton brand) primarily due to the Company’s cost savings initiatives, which predominately included a reduction in the Company’s workforce in the Company’s North American and Swiss operations, and the non-recurrence of a $1.8 million charge related to the retirement announcement of the Company’s former Vice Chairman and Chief Operating Officer, which occurred in the prior year period. Also contributing to the decrease in SG&A expenses were the fluctuations in foreign currency exchange rates of $3.9 million (resulting from a $1.0 million transactional gain in the current period compared to a $2.2 million transactional loss in the prior year period and $0.7 million of which arose from the translation of foreign subsidiary results), lower marketing expenses of $1.5 million and lower customer related expenses of $2.1 million, primarily due to a recovery of $0.8 million of the allowances for uncollectible receivables from a customer in the current period that were initially recorded in the comparable period last year.

U.S. Wholesale Operating Loss / Income.  In the United States location of the Wholesale segment, during the nine months ended October 31, 2017 and 2016, respectively, the Company recorded operating loss of $12.7 million and an operating income of $6.2 million, which included unallocated corporate expenses of $29.2 million and $33.0 million. The decrease in operating income of $18.9 million was the net result of lower gross profit of $27.7 million, partially offset by lower SG&A expenses of $8.8 million. The decrease in gross profit of $27.7 million was due to lower sales and a lower gross margin percentage. The decrease in SG&A expenses of $8.8 million was primarily attributable to lower compensation and benefit expenses of $8.7 million due to the Company’s cost savings initiatives, and the non-recurrence of a $1.8 million charge related to the retirement announcement of the Company’s former Vice Chairman and Chief Operating Officer, which occurred in the prior year period, and lower marketing expense of $2.2 million and lower customer related expenses of $1.4 million, primarily due to a recovery of $0.8 million of the allowances for uncollectible receivables from a customer in the current period and a charge of $0.8 million to allowances for uncollectible receivables in the prior year period, partially offset by a $3.7 million charge related to the Company’s cost savings initiatives and higher performance based compensation expense of $1.5 million.

International Wholesale Operating Income.  In the International location of the Wholesale segment, during the nine months ended October 31, 2017 and 2016, respectively, the Company recorded operating income of $35.3 million and $33.7 million, which included $31.2 million and $30.5 million of certain intercompany profits related to the Company’s International supply chain operations. The increase in operating income of $1.6 million was primarily due to higher gross profit of $15.3 million, partially offset by higher SG&A expenses of $13.8 million. The increase in gross profit of $15.3 million was primarily due to higher net sales partially offset by a lower gross margin percentage. The increase in SG&A expenses of $13.8 million was primarily attributable to an $8.3 million charge related to the Company’s cost savings initiatives, $4.9 million of expenses related to the Company’s acquisition of the Olivia Burton brand, which included transaction costs and the amortization of acquired intangible assets, and higher compensation and benefit expenses of $2.1 million (which included additional expenses related to the acquisition of the Olivia Burton brand), higher distribution costs of $1.6 million and higher marketing of $0.7 million, partially offset by the fluctuations in foreign currency exchange rates of $3.9 million (resulting from a $1.0 million transactional gain in the current period compared to a $2.2 million transactional loss in the prior year period and $0.7 million of which arose from the translation of foreign subsidiary results).

Retail Operating Income.  Operating income of $7.3 million and $6.6 million was recorded in the Retail segment for the nine months ended October 31, 2017 and 2016, respectively. The increase in operating income of $0.7 million was the result of an increase in gross profit of $1.5 million, partially offset by an increase in SG&A expenses of $0.8 million, when compared to the prior year period. The increase in gross profit of $1.5 million was primarily due to higher net sales, partially offset by a lower gross margin percentage. The increase in SG&A expenses of $0.8 million was primarily due to higher compensation, benefit and occupancy expenses related to operating more outlet locations when compared to the prior year period.

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

Income Taxes. The Company recorded income tax expense of $10.3 million and $14.5 million for the nine months ended October 31, 2017 and 2016, respectively.

The effective tax rate was 35.6% and 32.6% for the nine months ended October 31, 2017 and 2016, respectively. The increase in the effective tax rate was primarily due to the impact of discrete items mostly related to the adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” acquisition costs related to the acquisition of the Olivia Burton brand and no tax benefit being recognized on losses incurred by certain foreign operations, partially offset by changes in jurisdictional earnings.

The effective tax rate for the nine months ended October 31, 2017 differs from the U.S. statutory tax rate of 35.0% primarily due to changes in jurisdictional earnings and the impact of discrete items, partially offset by no tax benefit being recognized on losses incurred by certain foreign operations, as well as an increase primarily due to the adoption of ASU 2016-09 and acquisition costs related to the acquisition of the Olivia Burton brand.

The effective tax rate for the nine months ended October 31, 2016 differs from the U.S. statutory tax rate of 35.0% primarily as a result of changes in jurisdictional earnings, partially offset by no tax benefit being recognized on losses incurred by certain foreign operations.

Net Income Attributed to Movado Group, Inc. The Company recorded net income attributed to Movado Group, Inc. of $18.7 million and $29.8 million for the nine months ended October 31, 2017 and 2016, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2017 and October 31, 2016, respectively, the Company had $155.5 million and $199.8 million of cash and cash equivalents, $143.9 million and $194.6 million of which consisted of cash and cash equivalents at the Company’s foreign subsidiaries. The majority of the foreign cash balances are associated with earnings that the Company has asserted are permanently reinvested, and which are required to support continued growth outside the United States through funding of capital expenditures, operating expenses and similar cash needs of the foreign operations. The Company has recorded a federal tax liability of $2.9 million related to $12.6 million of pre-2013 foreign earnings which have been earmarked for future repatriation. A deferred tax liability has not been recorded for the remaining undistributed foreign earnings of approximately $330 million, because the Company intends to permanently reinvest such earnings in its foreign operations. It is, therefore, not practicable to estimate the amount of tax that may be payable on the future possible distribution of these earnings.

Cash used in operating activities was $9.4 million and $10.8 million for the nine months ended October 31, 2017 and 2016, respectively. The $9.4 million of cash used in operating activities for the nine months ended October 31, 2017, was primarily due to an unfavorable change in working capital as presented on the consolidated statements of cash flows of $56.1 million, partially offset by favorable non-cash items of $28.7 million, which included a $13.4 million charge related to the Company’s cost savings initiatives, and net income of $18.7 million. The unfavorable change in working capital of $56.1 million was primarily due to the increases in accounts receivable as a result of the seasonality of sales and the normal building of inventory in anticipation of the holiday selling season in the fourth quarter of the current fiscal year, as well as inventory build related to the acquisition of the Olivia Burton brand, partially offset by higher accrued liabilities. Included in the change in working capital were $5.4 million of payments related to the Company’s cost savings initiatives. The $10.8 million of cash used in operating activities for the nine months ended October 31, 2016, was primarily due to an unfavorable change in working capital as presented on the cash flow of $59.7 million, partially offset by favorable non-cash items of $20.3 million and net income for the period of $29.9 million. The unfavorable change in working capital of $59.7 million was primarily due to the increases in accounts receivable as a result of the seasonality of sales and the building of inventory in anticipation of the holiday selling season, partially offset by higher accrued liabilities.

Cash used in investing activities was $82.0 million and $5.5 million for the nine months ended October 31, 2017 and 2016, respectively. The cash used in investing activities for the nine months ended October 31, 2017 was primarily for the acquisition, net of cash acquired, of the Olivia Burton brand and capital expenditures primarily related to the opening and renovations of the Company’s retail outlet locations and capital expenditures related to the construction of shop-in-shops at some of the Company’s wholesale customers. The cash used in investing activities for the nine months ended October 31, 2016 was primarily for restricted cash deposits and capital expenditures related to the construction of shop-in-shops at some of the Company’s wholesale customers, computer hardware and software and spending on tooling and design.

Cash used in financing activities was $12.6 million and $16.8 million for the nine months ended October 31, 2017 and 2016, respectively. Cash used in financing activities for the nine months ended October 31, 2017 included the payment of dividends, the repurchase of shares of the Company’s common stock, and the surrender of shares in connection with the vesting of certain stock awards. Cash used in financing activities for the nine months ended October 31, 2016 included the payment of dividends, the repayments of bank borrowings, the surrender of shares in connection with the vesting of certain stock awards, the repurchase of shares of the Company’s common stock and the purchase of the remaining incremental ownership in a joint venture.

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

As of October 31, 2017, $30.0 million in loans were drawn under the Facility. Additionally, approximately $0.3 million in letters of credit, which were outstanding under the Borrower’s pre-existing asset-based revolving credit facility that was concurrently terminated when the Credit Agreement became effective, are deemed to be issued and outstanding under the Facility. As of October 31, 2017, availability under the Facility was approximately $69.7 million.

Borrowings under the Facility bear interest at rates selected periodically by the Company at LIBOR plus a spread ranging from 1.25% to 1.75% per annum, based on the Company’s consolidated leverage ratio, or at a base rate plus a spread ranging from 0.25% to 0.75% per annum based on the Company’s consolidated leverage ratio (as defined in the Credit Agreement). At October 31, 2017, the Company’s spreads were 1.25% over LIBOR and 0.25% over the base rate. The Company has also agreed to pay certain fees and expenses and to provide certain indemnities, all of which are customary for such financings.

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

The Borrowers are also subject to a minimum consolidated EBITDA (as defined in the Credit Agreement) test of $50.0 million, measured at the end of each fiscal quarter based on the four most recent fiscal quarters and a consolidated leverage ratio (as defined in the Credit Agreement) covenant not to exceed 2.50 to 1.00, measured as of the last day of each fiscal quarter. As of October 31, 2017, the Company was in compliance with its covenants under the Credit Agreement.

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

As of October 31, 2017, the Company classified $5.0 million of the outstanding balance under the Facility as current based on voluntary payments estimated to be made in the next twelve months, with the remainder classified as long-term debt based on the 2020 maturity date of the Facility and the Company’s intent and ability to refinance its obligations thereunder.

As of October 31, 2017, Bank of America, N.A. issued two irrevocable standby letters of credit in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada. As of October 31, 2017, the Company had outstanding letters of credit totaling $0.3 million with expiration dates through May 31, 2018.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified maturity with a Swiss bank. As of October 31, 2017 and 2016, these lines of credit totaled 6.5 million Swiss francs and 6.5 million Swiss francs with a dollar equivalent of $6.5 million and $6.4 million, respectively. As of October 31, 2017 and 2016, there were no borrowings against these lines. As of October 31, 2017, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.1 million, in various foreign currencies, of which $0.5 million is a restricted deposit as it relates to lease agreements. As of October 31, 2016, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.2 million in various foreign currencies, of which $0.6 million is a restricted deposit as it relates to lease agreements.

The Company paid dividends of $0.39 per share or approximately $9.0 million for both the nine months ended October 31, 2017 and 2016.

On November 21, 2017, the Board of Directors approved the payment of a cash dividend in the amount of $0.13 for each share of the Company’s outstanding common stock and class A common stock. The dividend will be paid on December 15, 2017 to all shareholders of record as of the close of business on December 1, 2017. The decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board, in its sole discretion.

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

Cash at October 31, 2017 amounted to $155.5 million compared to $199.8 million at October 31, 2016. The decrease in cash is primarily the result of the acquisition of the Olivia Burton brand, the payout of dividends, capital expenditures and the repayment of bank borrowings, partially offset by cash provided by operating activities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

The Company’s primary market risk exposure relates to foreign currency exchange risk. A significant portion of the Company’s purchases are denominated in Swiss francs and, to a lesser extent, the Japanese Yen. The Company also sells to third-party customers in a variety of foreign currencies, most notably the Euro and the British Pound. The Company reduces its exposure to the Swiss franc, Euro, British Pound and Japanese Yen exchange rate risk through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. In the event these exposures do not offset, from time to time the Company uses various derivative financial instruments to further reduce the net exposures to currency fluctuations, predominately forward and option contracts. Certain of these contracts meet the requirements of qualified hedges. In these circumstances, the Company designates and documents these derivative instruments as a cash flow hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. Changes in the fair value of hedges designated and documented as a cash flow hedge and which are highly effective, are recorded in other comprehensive income until the underlying transaction affects earnings, and then are later reclassified into earnings in the same account as the hedged transaction. The earnings impact is mostly offset by the effects of currency movements on the underlying hedged transactions.

From time to time the Company uses forward exchange contracts, which do not meet the requirements of qualified hedges, to offset its exposure to certain foreign currency receivables and liabilities. These forward contracts are not designated as qualified hedges and, therefore, changes in the fair value of these derivatives are recognized in earnings in the period they arise, thereby offsetting the current earnings effect resulting from the revaluation of the related foreign currency receivables and liabilities. To the extent that the Company does not engage in a hedging program, any change in the Swiss franc, Euro, British Pound and Japanese Yen exchange rates to local currency have an equal effect on the Company’s earnings.

As of October 31, 2017, the Company’s entire net forward contracts hedging portfolio consisted of 23.0 million Swiss francs equivalent, 12.8 million Euros equivalent and 11.3 million British Pounds equivalent, with various expiry dates ranging through April 10, 2018 compared to a portfolio of 30.0 million Swiss francs equivalent, 11.8 million Euros equivalent and 7.7 million British Pounds equivalent with various expiry dates ranging through March 14, 2017 as of October 31, 2016. If the Company were to settle its Swiss franc forward contracts at October 31, 2017 and 2016, the net result would be a loss of $0.4 million, net of tax benefit of $0.3 million and a loss of $0.2 million, net of tax benefit of $0.1 million, respectively. If the Company were to settle its Euro forward contracts at October 31, 2017 and 2016, the net result would be an immaterial gain in both periods. As of October 31, 2017 and 2016, the Company’s British Pound forward contracts had no value. The Company had no Swiss franc, Euro or British Pound option contracts related to cash flow hedges as of October 31, 2017 and 2016, respectively.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under its hedging program, the Company can purchase various commodity derivative instruments, primarily futures contracts. Contracts that meet the requirements of qualified hedges are documented as qualified cash flow hedges, and the resulting gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. Changes in the fair value of contracts that are not qualified hedges are recognized in the period they arise. The Company did not hold any future contracts in its gold hedge portfolio as of October 31, 2017 and 2016; thus, any changes in the gold purchase price will have an equal effect on the Company’s cost of sales.

Debt and Interest Rate Risk

The Company has certain debt obligations with variable interest rates, which are based on LIBOR plus a spread ranging from 1.25% to 1.75% or on a base rate plus a spread ranging from 0.25% to 0.75% per annum. The Company does not hedge these interest rate risks. As of October 31, 2017, the Company had $30.0 million in outstanding debt. The Company estimates that a 1% increase in interest rates would decrease the Company’s annual income by approximately $0.3 million. For additional information concerning potential changes to future interest obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended October 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. On July 3, 2017, the Company acquired JLB Brands Ltd., the owner of the Olivia Burton brand. In conducting its evaluation of the effectiveness of internal control over financial reporting as of October 31, 2017, the Company excluded JLB Brands Ltd. from that evaluation in accordance with the rules relating to recently-acquired entities.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in legal proceedings and claims from time to time, in the ordinary course of its business. Legal reserves are recorded in accordance with the accounting guidance for contingencies. Contingencies are inherently unpredictable and it is possible that results of operations, balance sheets or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, such matters. For those legal proceedings and claims for which the Company believes that it is probable that a reasonably estimable loss may result, the Company records a reserve for the potential loss. For proceedings and claims where the Company believes it is reasonably possible that a loss may result that is materially in excess of amounts accrued for the matter, the Company either discloses an estimate of such possible loss or range of loss or includes a statement that such an estimate cannot be made. As of October 31, 2017, the Company is party to legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition, future results of operations beyond the amounts accrued, or cash flows.

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

Item 1A. Risk Factors

As of October 31, 2017, there have been no material changes to any of the risk factors previously reported in the Company’s 2017 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 29, 2017, the Board of Directors approved a share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. Under the program the Company is authorized to purchase shares of its common stock through open market purchases, repurchase programs, block trades or otherwise. This authorization expires on August 29, 2020. During the three months ended October 31, 2017, the Company repurchased a total of 49,000 shares of its common stock in the open market at a total cost of approximately $1.3 million or an average cost of $27.52 per share.

There were 4,798 shares of common stock repurchased during the three months ended October 31, 2017 as a result of the surrender of shares in connection with the vesting of certain stock awards. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company to fund the payment of such taxes.

The following table summarizes information about the Company’s purchases for the three months ended October 31, 2017 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
August 1, 2017 – August 31, 2017	4,798	$27.29	—	$50,000,000
September 1, 2017 – September 30, 2017	20,000	27.28	20,000	49,454,435
October 1, 2017 – October 31, 2017	29,000	27.69	29,000	48,651,310
Total	53,798	$27.50	49,000	$48,651,310

Item 6. Exhibits

10.1	Thirteenth Amendment to Lease dated October 24, 2017 between Mack-Cali Realty, L.P., as landlord, and the Registrant, as tenant, further amending the lease dated as of December 21, 2000.

10.2

Term Sheet dated October 11, 2017 governing the amendment and restatement of the Amended and Restated License Agreement, effective as of January 1, 2012 by and between MGI Luxury Group, S.A. and Hugo Boss Trademark Management GmbH & Co. KG.

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

101

The following financial information from Movado Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2017 filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOVADO GROUP, INC.
(Registrant)
Dated: November 21, 2017	By:	/s/ Sallie A. DeMarsilis
Sallie A. DeMarsilis Senior Vice President, Chief Financial Officer and Principal Accounting Officer