Form 10-K
period 2018-01-31
MOVADO GROUP INC
filed 2018-03-29
CIK 72573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For fiscal year ended January 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 31, 2017, was approximately $376,151,000 (based on the closing sale price of the registrant’s Common Stock on that date as reported on the New York Stock Exchange). For purposes of this computation, each share of Class A Common Stock is assumed to have the same market value as one share of Common Stock into which it is convertible and only shares of stock held by directors and executive officers were excluded.

The number of shares outstanding of the registrant’s Common Stock and Class A Common Stock as of March 22, 2018, were 16,297,240 and 6,641,950, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to registrant’s 2018 annual meeting of shareholders (the “Proxy Statement”) are incorporated by reference in Part III hereof.

FORWARD-LOOKING STATEMENTS

Statements in this annual report on Form 10-K, including, without limitation, statements under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as statements in future filings by the Company with the Securities and Exchange Commission (“SEC”), in the Company’s press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, forecasts and projections about the Company, its future performance, the industry in which the Company operates and management’s assumptions. Words such as “expects”, “anticipates”, “targets”, “goals”, “projects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should” and variations of such words and similar expressions are also intended to identify such forward-looking statements. The Company cautions readers that forward-looking statements include, without limitation, those relating to the Company’s future business prospects, projected operating or financial results, revenues, working capital, liquidity, capital needs, plans for future operations, expectations regarding capital expenditures, operating efficiency initiatives and other items, cost savings initiatives, and operating expenses, effective tax rates, margins, interest costs, and income as well as assumptions relating to the foregoing. Forward-looking statements are subject to certain risks and uncertainties, some of which cannot be predicted or quantified. Actual results and future events could differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company’s reports filed with the SEC, including, without limitation, the following: general economic and business conditions, which may impact disposable income of consumers in the United States and the other significant markets (including Europe) where the Company’s products are sold, uncertainty regarding such economic and business conditions, trends in consumer debt levels and bad debt write-offs, general uncertainty related to possible terrorist attacks, natural disasters, the stability of the European Union (including the impact of the United Kingdom’s process to exit from the European Union) and defaults on or downgrades of sovereign debt and the impact of any of those events on consumer spending, changes in consumer preferences and popularity of particular designs, new product development and introduction, decrease in mall traffic and increase in e-commerce, the ability of the Company to successfully implement its business strategies, competitive products and pricing, the impact of “smart” watches and other wearable tech products on the traditional watch market, seasonality, availability of alternative sources of supply in the case of the loss of any significant supplier or any supplier’s inability to fulfill the Company’s orders, the loss of or curtailed sales to significant customers, the Company’s dependence on key employees and officers, the ability to successfully integrate the operations of acquired businesses (including the Olivia Burton brand) without disruption to other business activities, the possible impairment of acquired intangible assets including goodwill if the carrying value of any reporting unit were to exceed its fair value, the continuation of the company’s major warehouse and distribution centers, the continuation of licensing arrangements with third parties, losses possible from pending or future litigation, the ability to secure and protect trademarks, patents and other intellectual property rights, the ability to lease new stores on suitable terms in desired markets and to complete construction on a timely basis, the ability of the Company to successfully manage its expenses on a continuing basis, information systems failure or breaches of network security, the continued availability to the Company of financing and credit on favorable terms, business disruptions, general risks associated with doing business outside the United States including, without limitation, import duties, tariffs, quotas, political and economic stability, changes to existing laws or regulations, and success of hedging strategies with respect to currency exchange rate fluctuations.

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

Movado Group designs, sources, markets and distributes fine watches. Its portfolio of watch brands is currently comprised of Coach®, Concord®, Ebel®, Olivia Burton®, Rebecca Minkoff® and Uri Minkoff®, Scuderia Ferrari®, HUGO BOSS®, Juicy Couture®, Lacoste®, Movado®, and Tommy Hilfiger®. The Company is a leader in the design, development, marketing and distribution of watch brands sold in almost every major category comprising the watch industry.

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

In 1970, the Company acquired the Concord brand and the Swiss company that had been manufacturing Concord watches since 1908. In 1983, the Company acquired the U.S. distributor of Movado watches and substantially all of the assets related to the Movado brand from the Swiss manufacturer of Movado watches. The Company changed its name to Movado Group, Inc. in 1996. In March 2004, the Company completed its acquisition of Ebel, one of the world’s premier luxury watch brands which was established in La Chaux-de-Fonds, Switzerland in 1911. In July 2017, the Company completed its acquisition of Olivia Burton, which was founded in 2011 and is one of the United Kingdom’s fastest-growing fashion watch and jewelry brands.

The Company is highly selective in its licensing strategy and chooses to enter into long-term agreements with only powerful brands with strong positions in their respective businesses.

The following table sets forth the brands licensed by the Company and the year in which the Company launched each licensed brand for watches.

Brand	Licensor	Calendar Year Launched

Coach	Tapestry, Inc.	1999

Tommy Hilfiger	Tommy Hilfiger Licensing LLC	2001

HUGO BOSS	HUGO BOSS Trade Mark Management GmbH & Co	2006

Lacoste	Lacoste S.A., Sporloisirs S.A. and Lacoste Alligator S.A.	2007

Scuderia Ferrari	Ferrari Brand S.p.A.	2013

Rebecca Minkoff and Uri Minkoff	Rebecca Minkoff, LLC	2017

The Company previously licensed the right to manufacture and distribute watches under the Juicy Couture brand name from ABG Juicy Couture, LLC. However, the Company and the licensor decided to allow the Juicy Couture license agreement to expire by its terms on December 31, 2017, although the Company retains the right to sell-off all remaining inventory.

The Company’s common stock is traded on the NYSE under the trading symbol MOV.

RECENT DEVELOPMENTS

On March 29, 2018, the Board approved an increase in the Company’s quarterly cash dividend and the payment of $0.20 for each share of the Company’s outstanding common stock and class A common stock. The dividend will be paid on April 25, 2018 to all shareholders of record as of the close of business on April 11, 2018. The decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

On December 22, 2017, the Tax Cuts and Jobs Act (“2017 Tax Act”) was signed into law, which significantly changed existing U.S. corporate income tax laws by, among other things, lowering the corporate tax rate from 35% to 21%, limiting the deductibility of interest expense and executive compensation, implementing a territorial tax system, and imposing a one-time mandatory deemed repatriation transition tax (“Transition Tax”) on undistributed foreign earnings which have not been previously taxed. Undistributed foreign earnings in the form of cash and cash equivalents will be taxed at a rate of 15.5% and all other earnings will be taxed at a rate of 8.0%.

On November 23, 2017, the Company entered into an amended and restated license agreement with Ferrari S.p.A. pursuant to which the expiration of the existing license agreement for the Ferrari brand was extended through December 31, 2022. The agreement also amends certain provisions including minimum sales commitments, royalty rates, marketing and advertising expenditures and other obligations of the Company.

On November 21, 2017, the Board approved the payment of a cash dividend of $0.13 for each share of the Company’s outstanding common stock and class A common stock. The dividend was paid on December 15, 2017 to all shareholders of record as of the close of business on December 1, 2017.

On November 6, 2017, the Company announced it had entered into an agreement with MGI Luxury Group S.A., a wholly-owned subsidiary of the Company, and Hugo Boss Trade Mark Management GmbH & Co. KG, pursuant to which the expiration of the existing license agreement for the Hugo Boss brand was extended through December 31, 2023. The agreement also amends certain provisions including minimum sales commitments, royalty rates, marketing and advertising expenditures and other obligations of the Company.

On October 24, 2017, the Company entered into an amendment to its lease agreement dated December 21, 2000 (as previously amended, the “Lease”) with Mack-Cali Realty L.P. (“Lessor”), pursuant to which the Company leases its corporate headquarters from Lessor at 650 From Road, Paramus, New Jersey. The amendment extends the term of the Lease through June 30, 2030, and provides the Company with an option to renew the term of the Lease for one additional extension period of five years through June 30, 2035.

On August 29, 2017, the Board of Directors approved the payment of a cash dividend of $0.13 for each share of the Company’s outstanding common stock and class A common stock. The dividend was paid on September 25, 2017 to all shareholders of record as of the close of business on September 11, 2017.

On August 29, 2017, the Board of Directors approved a share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. The Company may purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise. This authorization expires on August 29, 2020. Concurrent with this approval, the Board of Directors cancelled the previously authorized $50.0 million share buyback program which would have expired on September 30, 2017 and under which approximately $5.5 million had been repurchased.

On July 3, 2017, the Company, through a wholly-owned U.K. subsidiary, acquired JLB Brands Ltd., the owner of the Olivia Burton brand, for $78.2 million, or £60.0 million in cash, subject to working capital and other closing adjustments. After giving effect to the closing adjustments, the purchase price was $79.0 million, or £60.7 million, net of cash acquired of approximately $5.9 million, or £4.5 million. The acquisition was funded with cash on hand of the Company’s non-U.S. subsidiaries. No debt was assumed in the acquisition. The acquisition added a new brand with significant global growth potential to the Company’s portfolio. The results of the JLB Brands Ltd.’s operations have been included in the consolidated financial statements since the date of its acquisition within the International location of the Wholesale segment.

On May 25, 2017, the Board of Directors approved the payment of a cash dividend of $0.13 for each share of the Company’s outstanding common stock and class A common stock. The dividend was paid on June 20, 2017 to all shareholders of record as of the close of business on June 6, 2017.

On March 20, 2017, the Company announced cost savings initiatives to better align its global infrastructure with the current business environment by consolidating certain operations and streamlining functions to reduce costs and improve profitability. The cost savings initiatives include a reduction in the Company’s workforce in its North American and Swiss operations as well as charges for fixed assets, occupancy, and other expenses. In light of the changing retail landscape and the growing importance of digital marketing and online sales, the Company also decided in the third quarter of fiscal 2018 to cease its participation in the Baselworld Watch and Jewelry Show. As a result, the Company recorded charges for the write-off of certain fixed assets and other contract termination costs. In fiscal 2018, the Company recorded a total of $13.6 million of pre-tax expenses in connection with these actions. The cost savings initiatives have been substantially completed by the end of fiscal 2018.

INDUSTRY OVERVIEW

The largest markets for watches are North America, Europe, Latin America and Asia. The Company divides the watch market into five principal categories as set forth in the following table.

Market Category	Suggested Retail Price Range	Primary Category of Movado Group, Inc. Brands
Exclusive	$10,000 and over	—
Luxury	$1,300 to $9,900	Concord and Ebel
Accessible Luxury	$500 to $2,499	Movado
Moderate and Fashion	$75 to $500	Coach, HUGO BOSS, Lacoste, Olivia Burton, Rebecca Minkoff and Uri Minkoff, Scuderia Ferrari and Tommy Hilfiger
Mass Market	Less than $75	—

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

Accessible Luxury Watches

The majority of accessible luxury watches are quartz-analog watches, some of which may also include connected technology for transmitting data wirelessly between the watch and a smartphone or other device. These watches typically are made with gold finish, stainless steel, ceramic or a combination of gold finish and stainless steel. Accessible luxury watches are manufactured primarily in Switzerland, although some are manufactured in Asia. In addition to a majority of the Company’s Movado watches, well-known brand names of accessible luxury watches include Gucci, Rado, Michele and Raymond Weil.

Moderate and Fashion Watches

Most moderate and fashion watches are quartz-analog watches, some of which may also include connected technology for transmitting data wirelessly between the watch and a smartphone or other device. These watches typically are made with gold finish, stainless steel, brass, plastic or a combination of gold finish and stainless steel. Moderate and fashion watches are manufactured primarily in Asia and Switzerland. In addition to the Company’s Coach, HUGO BOSS, Lacoste, Olivia Burton, Rebecca Minkoff and Uri Minkoff, Scuderia Ferrari and Tommy Hilfiger brands, well-known brand names of watches in the moderate and fashion category include Anne Klein, Bulova, Citizen, Fossil, Guess, Seiko, Michael Kors, Daniel Wellington and Swatch. Market leaders for smartwatches include Apple, Fitbit and Garmin.

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

The Movado BOLD collection represents iconic Movado design re-imagined for the fashion-savvy, on-trend consumer. It is innovative in both design and use of materials. The Movado Heritage collection, launched in the spring of 2016, is inspired by Movado’s rich pre-Museum dial history.  Heritage uses the past to create new designs that are modern and relevant.

In the fourth quarter of fiscal 2016, the Company launched the use of smartwatch technology in its Movado brand watches.

Olivia Burton

Founded by ex-fashion buyers, Olivia Burton was born in 2012 when a gap in the market was identified for beautifully designed watches. Following the identification of the market gap, the Olivia Burton brand was launched in Harvey Nichols in the UK. The brand was well received with some styles selling out straight away. Inspired by vintage aesthetic and catwalk trends, Olivia Burton releases new collections every two months to give customers the chance to create their own watch wardrobe and regularly update their outfit with a new timepiece. Each collection is carefully designed to reflect current trends that fit the brand’s DNA. This has helped to establish Olivia Burton as one of the most exciting and directional women’s fashion watch brands in the global market. In 2016, the brand launched a jewelry collection that follows the brand ethos to be beautifully designed, high in quality and affordable.

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

Lacoste Watches

The Lacoste watch collection embraces the Lacoste lifestyle proposition which encompasses French elegance and sporting performance, as well as innovation for style and freedom of movement. Mirroring key attributes of the Lacoste brand, the collection features stylish timepieces with a contemporary sport elegant feel.

Rebecca Minkoff and Uri Minkoff Watches

Founded by Rebecca Minkoff in 2005 with the iconic “Morning After Bag,” the eponymous womenswear brand designs a wide range of handbags, clothes, shoes, jewelry and accessories (including accessories for technology devices), as well as men’s accessories under the label Uri Minkoff. In the spring of 2017, Rebecca Minkoff Watches was launched, reimagining the category through the brand’s downtown, Rock and Roll roots. In addition, Uri Minkoff also introduced its own understated, yet distinct, line of menswear timepieces.

Scuderia Ferrari Watches

Asserting Scuderia Ferrari’s proud racing heritage and Italian pedigree, Movado Group’s Scuderia Ferrari watch collection for men and women brings the excitement and distinctive style of the time honored racing team to fans around the world.

Tommy Hilfiger Watches

Reflecting the fresh, fun all-American style for which Tommy Hilfiger is known, Tommy Hilfiger watches feature quartz, digital or analog-digital movements, with stainless steel, aluminum, silver-tone, two-tone or gold-tone cases and bracelets, and leather, fabric, plastic or silicone straps. The line includes fashion and sport models.

DESIGN AND PRODUCT DEVELOPMENT

The Company’s offerings undergo two phases before they are produced for sale to customers: design and product development. The design phase includes the creation of artistic and conceptual renderings while product development involves the construction of prototypes. Certain Movado collections, including Movado BOLD, and the Company’s licensed brands are designed by in-house design teams in Switzerland and the United States in cooperation with outside sources, including (in the case of the licensed brands) licensors’ design teams. Product development for the licensed brands and certain Movado collections, including Movado BOLD, takes place in the Company’s Asia operations. For the Company’s Movado (with the exception of certain Movado collections, including Movado BOLD), Ebel and Concord brands, the design phase is performed by a combination of in-house and freelance designers in Europe and the United States while product development is carried out in the Company’s Swiss operations. For the Company’s Olivia Burton brand, the design phase is performed by in-house design teams in Europe, while product development is carried out by third parties in Asia. Senior management of the Company is actively involved in the design and product development process.

MARKETING

The Company’s marketing strategy is to communicate a consistent, brand-specific message to the consumer. As the consumer footprint continues to evolve, the Company is increasingly focused on its digital marketing and online reach, including expanding and improving its social media channels and its messaging through individuals with significant social media followings (i.e., “influencers”). On March 7, 2018, the Company announced that it is developing a Digital Center of Excellence to help elevate its customers’ digital experience globally through innovative technologies and consumer-facing initiatives. Recognizing that advertising is an integral component to the successful marketing of its product offerings, the Company devotes significant resources to advertising and maintains its own in-house advertising department which focuses primarily on the implementation and management of global marketing and advertising strategies for each of the Company’s brands, ensuring consistency of presentation. The Company develops advertising campaigns individually for each of the Company’s brands, utilizing outside agencies as deemed appropriate. These campaigns are directed primarily to the end consumer rather than to trade customers. The Company’s advertising targets consumers with particular demographic characteristics appropriate to the image and price range of each brand. Company advertising is placed in magazines and other print media, on radio and television, online, including websites and social media platforms, in catalogs, on outdoor signs and through other promotional materials. Marketing expenses totaled 12.9%, 13.7% and 13.0% of net sales in fiscal 2018, 2017 and 2016, respectively.

OPERATING SEGMENTS

The Company conducts its business primarily in two operating segments: Wholesale and Retail. For operating segment data and geographic segment data for the years ended January 31, 2018, 2017 and 2016, see Note 13 to the Consolidated Financial Statements regarding Segment and Geographic Information.

The Company’s Wholesale segment includes the design, development, sourcing, marketing and distribution of high quality watches, and unallocated corporate expenses, in addition to after-sales service activities and shipping. The Retail segment includes the Company’s retail outlet locations.

The Company divides its business into two major geographic locations: United States operations, and International, which includes the results of all other Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia account for 32.1%, 9.2%, 7.7% and 5.1%, respectively, of the Company’s total net sales for fiscal 2018. Substantially all of the Company’s tangible International assets are owned by the Company’s Swiss and Hong Kong subsidiaries. For a discussion of the risks associated with the Company’s operations conducted outside the United States, see “A significant portion of the Company’s business is conducted outside of the United States. Many factors affecting business activities outside the United States could adversely impact this business” under Item 1A. Risk Factors, below.

Wholesale

United States Wholesale

The Company sells all of its brands in the U.S. wholesale market primarily to department stores, such as Macy’s and Nordstrom; major jewelry store chains, such as Signet Jewelers, Ltd. and Helzberg Diamonds Corp.; independent jewelers and online retailers, such as Amazon; as well as the Company’s e-commerce business, such as www.movado.com. Sales to trade customers in the United States are made directly by the Company’s U.S. sales force and, to a lesser extent, independent sales representatives. Sales representatives are responsible for a defined geographic territory, generally specialize in a particular brand and sell to and service independent jewelers within their territory. The sales force also consists of account executives and account representatives who, respectively, sell to and service chain and department store accounts.

International Wholesale

Internationally, the Company’s brands are sold in department stores, jewelry chains, independent jewelers and online retailers. The Company employs its own international sales force operating at the Company’s sales and distribution offices in Canada, China, Germany, France, Hong Kong, Singapore, Switzerland, the United Kingdom, Mexico, Malaysia and the United Arab Emirates. In addition, the Company sells all of its brands through a network of independent distributors operating in numerous countries around the world. A majority of the Company’s arrangements with its international distributors are long-term, generally require certain minimum purchases and minimum advertising expenditures and impose restrictions on the distributor’s sale of competitive products.

Retail

The Company’s subsidiary, Movado Retail Group, Inc., operates 40 retail outlet locations in outlet centers across the United States, which serve as an effective vehicle to sell current and discontinued models and factory seconds of all of the Company’s watches.

SEASONALITY

The Company’s sales are traditionally greater during the Christmas and holiday season. Consequently, the Company’s net sales historically have been higher during the second half of its fiscal year. The amount of net sales and operating profit generated during the second half of each fiscal year depends upon the general level of retail sales during the Christmas and holiday season, as well as economic conditions and other factors beyond the Company’s control. Major selling seasons in certain international markets center on significant local holidays that occur in late winter or early spring. The second half of each fiscal year accounted for 59.8% (which includes the acquisition of the Olivia Burton brand on July 3, 2017), 56.2% and 55.3% of the Company’s net sales for the fiscal years ended January 31, 2018, 2017, and 2016, respectively.

BACKLOG

At March 22, 2018, the Company had unfilled orders of $42.9 million compared to $45.0 million at March 14, 2017 and $50.3 million at March 24, 2016. Unfilled orders include both confirmed orders and orders that the Company believes will be confirmed based on the historical experience with the customers. It is customary for many of the Company’s customers not to confirm their future orders with formal purchase orders until shortly before their desired delivery dates.

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

The Company has service facilities around the world, including four Company-owned service facilities and multiple independent service centers which are authorized to perform warranty repairs. A list of authorized service centers can be accessed online at www.mgiservice.com. In order to maintain consistency and quality at its service facilities and authorized independent service centers, the Company conducts training sessions and distributes technical information and updates to repair personnel. All watches sold by the Company come with limited warranties covering the movement against defects in material and workmanship for periods ranging from two to three years from the date of purchase, with the exception of Tommy Hilfiger watches, for which the warranty period is ten years. In addition, the warranty period is five years for the gold plating on certain Movado watch cases and bracelets. Products that are returned under warranty to the Company are generally serviced by the Company’s employees at its service facilities.

The Company retains adequate levels of component parts to facilitate after-sales service of its watches for an extended period of time after the discontinuance of the manufacturing of such watches.

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

SOURCING, PRODUCTION AND QUALITY

The Company does not manufacture any of the products it sells. The Company employs a flexible manufacturing model that relies on independent manufacturers to meet shifts in marketplace demand and changes in consumer preferences. All product sources must achieve and maintain the Company’s high-quality standards and specifications. With strong supply chain organizations predominantly in Switzerland, China and Hong Kong, the Company maintains control over the quality of its products, wherever they are manufactured. Compliance is monitored with strictly enforced quality control standards, including on-site quality inspections.

A majority of the Swiss watch movements used in the manufacture of Movado, Ebel and Concord watches are purchased from two suppliers. The Company obtains other watch components for all of its brands, including movements, cases, hands, dials, bracelets and straps from a number of other suppliers. The Company does not have long-term supply commitments with any of its component parts suppliers.

Movado (with the exception of certain Movado collections, including Movado BOLD), Ebel and Concord watches are manufactured in Switzerland by independent third-party assemblers using Swiss movements. Movado smart watches include connected technology licensed from third parties that also provide end users with the necessary applications and cloud services. All of the Company’s products are manufactured using components obtained from third party suppliers. Certain Movado collections of watches, including Movado BOLD, are manufactured by independent contractors in Asia using Swiss movements. Coach, HUGO BOSS, Lacoste, Olivia Burton, Rebecca Minkoff and Uri Minkoff, Scuderia Ferrari and Tommy Hilfiger watches are manufactured by independent contractors in Asia and the licensed brands smart watches include connected technology licensed from a third party.

TRADEMARKS, PATENTS AND LICENSE AGREEMENTS

The Company owns the trademarks CONCORD®, EBEL®, MOVADO® and OLIVIA BURTON®, as well as trademarks for the Movado Museum dial design, and related trademarks for watches and jewelry in the United States and in numerous other countries.

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

On November 3, 2017, the Company entered into an agreement with HUGO BOSS Trade Mark Management GmbH & Co. that extended the term and made certain other changes to the license agreement originally entered by the parties on December 15, 2004 (the “Hugo Boss License Agreement”), under which the Company received a worldwide exclusive license to use the trademark HUGO BOSS® and any other trademarks containing the names “HUGO” or “BOSS”, in connection with the production, promotion and sale of watches. After giving effect to the amendment, the term of the Hugo Boss License Agreement continues through December 31, 2023.

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

On November 23, 2017, the Company entered into an amended and restated license agreement with Ferrari S.p.A. to continue to use certain well known trademarks of Ferrari including the S.F. and Prancing Horse device in shield, FERRARI OFFICIAL LICENSED PRODUCT and SCUDERIA FERRARI, in connection with the manufacture, advertising, merchandising, promotion, sale and distribution of watches with a suggested retail price not exceeding €2,500 (the “Amended Ferrari License Agreement”). The current term of the Ferrari License Agreement is through December 31, 2022.

On October 21, 2016, the Company entered into a license and collaboration arrangement with Rebecca Minkoff, LLC to use the Rebecca Minkoff and Uri Minkoff brand names, including any related logos and trademarks, in connection with the manufacture, advertising, merchandising, promotion, sale and distribution of watches. This collection launched in calendar year 2017. The current term of the Rebecca Minkoff license and collaboration agreement is through October 21, 2026.

Prior to December 31, 2017, the Company and ABG Juicy Couture, LLC (as assignee of L.C. Licensing, Inc.) were parties to a license agreement pursuant to which the Company licensed the exclusive worldwide right to use the trademark JUICY COUTURE® and related trademarks in connection with the manufacture, advertising, merchandising, promotion, sale and distribution of timepieces. The Company and the licensor allowed this license agreement to expire by its terms on December 31, 2017, although the Company retains the right to sell-off all remaining inventory.

The Company also owns, and has pending applications for, a number of design patents in the United States and internationally for various watch designs, as well as designs of watch dials, cases, bracelets and jewelry.

The Company actively seeks to protect and enforce its intellectual property rights by working with industry associations, anti-counterfeiting organizations, private investigators and law enforcement authorities, including customs authorities in the United States and internationally, and, when necessary, suing infringers of its trademarks and patents. Consequently, the Company is involved from time to time in litigation or other proceedings to determine the enforceability, scope and validity of these rights. The Company has registered the trademarks MOVADO®, OLIVIA BURTON®, EBEL®, CONCORD® and certain other related trademarks with customs authorities in the United States and certain other countries in order to assist such authorities in their efforts to prevent the importation of counterfeit goods or goods bearing confusingly similar trademarks. Customs regulations do not, however, cover the unauthorized importation of genuine Movado, Olivia Burton, Ebel and Concord watches.

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

EMPLOYEES

As of January 31, 2018, the Company had approximately 1,000 full-time employees in its global operations. Approximately 159 Company employees in Switzerland and 19 Company employees in France are subject to collective bargaining agreements. The Company has never experienced a work stoppage due to labor difficulties and believes that its employee relations are good.

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

The Company conducts business, either directly or indirectly, in numerous countries and accordingly is subject to a multitude of legal requirements impacting every aspect of its operations. Changes to existing laws and regulations or new laws and regulations could impose new requirements and additional, associated costs on the Company and its suppliers, making the Company’s products more costly to produce, forcing the Company to change its existing business practices and potentially affecting its financial condition and results of operations. For example, upon request of the Swiss Federal Government, an ordinance was drafted by the Federation of the Swiss Watch Industry (“FH”), which became effective on January 31, 2017, subject to a two-year transition period. Under the FH ordinance, a watch may only be marked with a Swiss indication of origin if, in addition to meeting existing requirements, the design and prototyping of the watch occurred in, and that at least 60% of the manufacturing costs were incurred in Switzerland. Compliance with the new Swissness law and regulations may require the Company to incur additional costs and seek different sources of supply, which may increase the production costs of Movado, Ebel and Concord watches. The Company may also be unable to secure adequate Swiss-based suppliers to meet all of its needs. If the production costs for these watches become more expensive or the watches can no longer be marked as “Swiss,” the Company may then be at a competitive disadvantage as compared to other watch brands and sales of its products may decline, adversely affecting its financial condition and results of operations. In addition, U.S. presidential administration has raised the possibility of significantly increasing U.S. tariffs or taxes on the importation of foreign goods. Any such increase could materially increase the Company’s cost of watches sold in the United States, which is the Company’s single largest market, and could thereby materially and adversely affect the Company’s sales, costs and results of operations. Furthermore, if any new legislation and/or regulations are implemented, or if existing trade agreements are renegotiated, it may be time-consuming and expensive for the Company to alter its business operations in order to adapt to or comply with such changes, which also could have a material adverse effect on the Company’s business, financial condition and results of operations.

The overall tax environment has made it increasingly challenging for multinational corporations to operate with certainty around taxation in many jurisdictions. For example, the European Commission has investigated whether local country tax rulings or tax legislation provide preferential tax treatment that violates European Union state aid rules. In addition, the Organization for Economic Cooperation and Development, which represents a coalition of western countries, is supporting changes to numerous long-standing tax principles through its base erosion and profit shifting project, which is focused on a number of issues, including the shifting of profits among affiliated entities located in different tax jurisdictions. Furthermore, a number of countries where the Company does business, including many European countries, are considering changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to multinational corporations. Finally, the Tax Cuts and Jobs Act (“2017 Tax Act”) became law in the United States on December 22, 2017. This new law contains significant changes to corporate taxation, including, among other things, a reduction of the corporate tax rate to 21% from 35%, a one-time taxation of accumulated foreign earnings regardless of whether they are repatriated, limitations on the deduction for interest expense, immediate tax deductions for five years for new investments instead of deductions for depreciation expense over time, disallowance of deductions for certain performance-based executive compensation, elimination of the deduction for certain domestic production activities, and a migration from a “worldwide” system of taxation to a modified territorial system. The interpretation of many provisions of the 2017 Tax Act is still unclear. It is also unclear whether Congress will address any of these issues or when the Internal Revenue Service may issue administrative guidance on the changes to tax law. In addition, foreign countries may decide to enact tax laws that may negatively affect the Company’s foreign tax liabilities in response to any real or perceived negative effects of the U.S. tax changes on their countries, and/or states or local governments may decide to enact tax laws that may increase tax liabilities for companies doing business in those jurisdictions as they see opportunities to capitalize on the reduction in the federal corporate tax rate. This increasingly complex global tax environment could have a material adverse effect on the Company’s effective tax rate, results of operations, cash flows and financial condition.

The “Brexit” vote has created significant uncertainty for the Company’s U.K. business operations which could have a material adverse effect on the Company’s financial condition or results of operations.

On June 23, 2016, the results of the United Kingdom (“U.K”) European Union (“E.U.”) Membership Referendum (“Brexit”) were announced approving the withdrawal of the U.K. from the E.U. In March 2017, the U.K. government initiated the exit process under Article 50 of the Treaty of the E.U. The terms of any withdrawal are subject to a negotiation period that could last for up to two years. These events have created significant uncertainty about the future relationship between the U.K. and the E.U. as, among other things, the U.K. determines which E.U. laws to replace or replicate, including financial laws and regulations, tax and free trade agreements, immigration and employment laws, environmental and health and safety laws and intellectual property laws. While the full scope of implementation of Brexit is unclear, the Company may face significant regulatory and other changes and may incur additional costs and expenses as it adapts to potentially divergent legal and regulatory frameworks. Because the Company’s U.K. subsidiary imports watches from its subsidiaries based in Switzerland, Brexit could potentially disrupt the Company’s ability to service the U.K. market and increase tariffs that the Company pays to import product into the U.K. Furthermore, the announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the weakening of the British Pound against other currencies in which the Company conducts business and has also caused other members of the E.U. to consider exit as well, which could lead to further disruptions and uncertainty with respect to the Company’s business operations. This weakening of the British Pound may adversely affect the Company’s results of operations in a number of ways, including by increasing the Company’s U.K. subsidiary’s costs of goods sold and by reducing the U.S. dollar value of operating income earned by the Company’s U.K. subsidiary. Any such disruption and uncertainty could affect the Company’s relationships with customers, suppliers and employees, which could have an adverse effect on the Company’s business, results of operations and financial condition.

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

Although smart watches share certain characteristics with traditional watches, there are important differences in the way the two sets of products are designed, sourced, marketed, distributed, and serviced after they are sold. These differences may make it more difficult to compete successfully in the smart watch market, particularly for competitors such as the Company that do not have significant experience with similar consumer technology products. Although the Company has used and expects to continue to use reputable technology companies to assist it in bringing smart watches to market and supporting end-user customers, there are technology-related and other risks of competing in this market that cannot be eliminated. For example, smart watches’ significant reliance on technology increases the risk of allegations of infringement on the intellectual property rights of others. In addition, technical difficulties or product defects may adversely impact sales of smart watches and may have a negative impact on any brand under which an affected smart watch is sold. In addition, although the Company does not currently provide longer warranties on its smart watches than it does for its traditional watches, consumers may expect that smart watches purchased by them, particularly smart watches in the Company’s Owned Brands category, will for many years continue to function and be compatible with the smartphone operating systems with which they were intended to interface, including future updates to such operating systems. Since the Company has no control over such operating system updates, it cannot be certain that it will be able to ensure that its smart watches continue to interface with smartphones using such updated operating systems. If the Company fails to meet consumers’ expectations regarding the long-term functioning of its smart watches, the Company may suffer reputational damage that could adversely affect its business, results of operations and financial condition.

Maintaining favorable brand recognition is essential to the success of the Company, and failure to do so could materially and adversely affect the Company’s results of operations.

Favorable brand recognition is an important factor to the future success of the Company. The Company sells its products under a variety of owned and licensed brands. Factors affecting brand recognition are often outside the Company’s control, and the Company’s efforts to create or enhance favorable brand recognition, such as making significant investments in marketing and advertising campaigns (including increased exposure through social media, influencer messaging and other digital advertising channels), product design and anticipation of fashion trends, may not have their desired effects. Additionally, the Company relies on its licensors to maintain favorable brand recognition of their respective brands, and the Company often has no control over the brand management efforts of its licensors. Finally, although the Company’s independent distributors are subject to contractual requirements to protect the Company’s brands, it may be difficult to monitor or enforce such requirements, particularly in foreign jurisdictions.

Any decline in perceived favorable recognition of the Company’s owned or licensed brands and any negative response to social media, influencer or other digital media campaigns could materially and adversely affect future results of operations and profitability. If the Company is unable to respond to changes in consumer demands and fashion trends in a timely manner, sales and profitability could be adversely affected.

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

The Company recognizes revenue as sales when title and risk of loss transfers to the customer. The Company permits the return of damaged or defective products and accepts limited amounts of product returns in certain instances. Accordingly, the Company provides allowances for the estimated amounts of these returns at the time of revenue recognition based on historical experience. While such returns have historically been within management’s expectations and the provisions established, future return rates may differ from those experienced in the past, in particular in light of the Company’s entry into the smart watch market. Any significant increase in damaged or defective products or expected returns could have a material adverse effect on the Company’s operating results for the period or periods in which such returns materialize.

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

The Company contractually obligates its contract manufacturers to adhere to the Company’s vendor code of conduct and similar codes of conduct adopted by the Company’s trademark licensors and the Company monitors compliance with those codes by conducting periodic factory audits. There can be no assurance, however, that any of those independent manufacturers or one or more of the Company’s licensors might not violate labor or other laws or use labor practices that deviate from those generally accepted as ethical in the United States or other countries in which the violation or other activities occurred. Such an event could interrupt or otherwise disrupt the shipment of finished products or damage the Company’s reputation and could have a material adverse effect on the Company’s financial condition and results of operations.

The loss or shut down of any of the Company’s major warehouse and distribution centers could materially adversely affect its business.

The Company operates one distribution facility in New Jersey that is responsible for importing and warehousing products as well as fulfilling and shipping orders to all of the Company’s customers in the United States, Canada and the Caribbean and for many of the Company’s customers in Latin America. The Company operates a smaller, similar facility in Bienne, Switzerland for the distribution of its Swiss watch brands throughout Europe and the Middle East. In addition, the Company has contracted with a third-party warehouse and fulfillment provider in Asia to handle most of the distribution of its licensed brands and with another third-party warehouse and fulfillment provider in the U.K. to handle a significant portion of the distribution of the Olivia Burton brand. In fiscal 2018, the Company consolidated two third-party warehouse and distribution centers in France and the U.K. into a new third-party facility in the Netherlands for the distribution of its watch brands in Europe. In fiscal 2018, the Company also contracted with a third-party warehouse and fulfillment provider in Mexico through which the Company fulfills and ships orders to the Company’s customers in that country. The complete or partial loss or temporary shutdown of any of the Company’s or third parties’ warehouse and distribution facilities (including as a result of fire or other casualty or labor or other disturbances) could have a material adverse effect on the Company’s business. In addition, the Company’s New Jersey warehouse and distribution facility is operated in a special purpose sub-zone established by the U.S. Department of Commerce Foreign Trade Zone Board and is highly regulated by U.S. Customs and Border Protection, which, under certain circumstances, has the right to shut down the entire sub-zone and, therefore, the entire warehouse and distribution facility. If that were to occur, the Company’s ability to fill orders for its U.S., Canadian, Latin American and Caribbean customers would be significantly impacted, which could have a material adverse effect on the Company’s business, results of operations and financial condition.

If the Company loses any of its license agreements, there may be significant loss of revenues and a negative effect on business.

The Company has the right to produce, market and distribute watches under the brand names of Coach, Tommy Hilfiger, HUGO BOSS, Scuderia Ferrari, Lacoste and Rebecca Minkoff pursuant to license agreements with the respective owners of those trademarks. There are certain minimum royalty payments as well as other requirements associated with the Company’s license agreements. Failure to meet any of these requirements could result in the loss of the license. Additionally, after the term of any license agreement has concluded, the licensor may decide not to renew with the Company. For the fiscal year ended January 31, 2018, the above mentioned licensed brands represented approximately 48.8% of the Company’s net sales. While no individual licensed brand represented net sales greater than 20% of the Company’s total consolidated net sales and the Company is not substantially dependent on any one licensed brand, the loss of any single licensed brand could have a material adverse effect on the Company’s results of operations and financial condition. In addition, the Company’s revenues and profitability under its various license agreements may change from period to period due to various factors, including the maturity of the Company's relationship with the respective licensor, changes in consumer preferences, brand repositioning activities and other factors, some of which are outside of the Company's control.

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

The Company’s sales are seasonal by nature. The Company’s U.S. sales are traditionally greater during the Christmas and holiday season. Internationally, major selling seasons center on significant local holidays that occur in late winter or early spring. The amount of net sales and operating income generated during these seasons depends upon the general level of retail sales at such times, as well as economic conditions and other factors beyond the Company’s control. The second half of each year accounted for 59.8% (which includes the acquisition of the Olivia Burton brand on July 3, 2017), 56.2% and 55.3% of the Company’s net sales for the fiscal years ended January 31, 2018, 2017, and 2016, respectively. If events or circumstances were to occur that negatively impact consumer spending during such holiday seasons, it could have a material adverse effect on the Company’s sales, profitability and results of operations.

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

The Company’s e-commerce business is subject to numerous risks that could have an adverse effect on the Company’s business and results of operations.

Although sales through the Company’s e-commerce channels have constituted a small portion of its net sales historically, such sales are growing quickly and the Company expects to continue to grow its e-commerce business in the future. The recent acquisition of the Olivia Burton brand has further increased the importance of the Company’s e-commerce sales and marketing channels. Though direct-to-consumer sales generally have higher profit margins and provide the Company with useful insight into the sales impact of certain of the Company’s marketing campaigns, further development of the Company’s e-commerce business also subjects the Company to a number of risks. The Company’s online sales may negatively impact the Company’s relationships with retail customers and distributors and their willingness to invest in the Company’s brands if they perceive that the Company is competing with them.

There also is a risk that the Company’s e-commerce business may divert sales from the Company’s own brick and mortar stores. The Company’s failure to successfully respond to these risks might adversely affect sales in the Company’s e-commerce business as well as damage its reputation and brands.

In addition, online commerce is subject to increasing regulation by states, the U.S. federal government, and various foreign jurisdictions. Compliance with these laws may increase the Company’s costs of doing business, and the Company’s failure to comply with these laws may subject the Company to potential fines, claims for damages and other remedies, any of which would have an adverse effect on the Company’s business, financial condition and results of operations.

If the technology-based systems that give the Company’s customers the ability to shop online do not function effectively, the Company’s operating results, as well as its ability to grow its digital commerce business globally, could be materially adversely affected.

Customers shop with the Company through its online platforms. Increasingly, customers are using tablets and smartphones to shop online and to do comparison shopping. The Company is increasingly using social media and proprietary mobile applications to interact with the Company’s customers and as a means to enhance their shopping experience. Any failure on the Company’s part to provide attractive, effective, reliable, user-friendly digital commerce platforms that offer a wide assortment of merchandise with rapid delivery options and that continually meet the changing expectations of online shoppers could place the Company at a competitive disadvantage, result in the loss of e-commerce and other sales, harm the Company’s reputation with customers, and have a material adverse impact on the growth of the Company’s e-commerce business globally and its results of operations.

Furthermore, the Company’s e-commerce operations subject the Company to risks related to the computer systems that operate the Company’s websites and related support systems, such as system failures, viruses, computer hackers and similar disruptions. If the Company is unable to continually add software and hardware, effectively upgrade its systems and network infrastructure and take other steps to improve the efficiency of its systems, system interruptions or delays could occur that adversely affect the Company’s operating results and harm the Company’s brands. The Company depends on its technology vendors to manage “up time” of the front-end e-commerce stores, manage the intake of orders, and export orders for fulfillment. Any failure on the part of the Company’s third-party e-commerce vendors or in the Company’s ability to transition third-party services effectively could result in lost sales and harm the Company’s brands.

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

A significant portion of the Company’s inventory purchases are denominated in Swiss francs and, to a lesser extent, the Japanese Yen. The Company also sells to third-party customers in a variety of foreign currencies, most notably the Euro and the British Pound. The Company reduces its exposure to the Swiss franc, Euro, British Pound and Japanese Yen exchange rate risks through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. In the event these exposures do not offset, the Company has the ability under a hedging program to utilize forward exchange contracts and purchased foreign currency options to mitigate foreign currency risk. If the Company does not utilize hedge instruments or if such instruments are unsuccessful at minimizing the risk or are deemed ineffective, any fluctuation of the Swiss franc, Euro, British Pound, Hong Kong dollar or Japanese Yen exchange rates could impact the future results of operations. Changes in currency exchange rates may also affect relative prices at which the Company and its foreign competitors sell products in the same market. Additionally, a portion of the Company’s net sales are recorded in its foreign subsidiaries in a currency other than the local currency of that subsidiary. This predominantly occurs in the Company’s Hong Kong and Swiss subsidiaries when they sell to Euro and British Pound based customers. Beginning in fiscal 2016, the Company has utilized forward exchange contracts to mitigate this exposure. To the extent not hedged, any fluctuation in the Euro and British Pound exchange rates in relation to the Hong Kong dollar and Swiss franc would have an effect on these sales that are recorded in Euros and British Pounds. The currency effect on these sales has an equal effect on their recorded gross profit since the costs of these sales are recorded in the entities’ respective local currency. As a result of these and other foreign currency sales, certain of the Company’s subsidiaries have outstanding foreign currency receivables. Furthermore, since the Company’s consolidated financial statements are presented in U.S. dollars, revenues, income and expenses, as well as assets and liabilities of foreign currency denominated subsidiaries must be translated into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Fluctuations in foreign currency exchange rates could adversely affect the Company’s reported revenues, earnings, financial position and the comparability of results of operations from period to period.

From time to time the Company is subject to legal proceedings that could result in significant expenses, fines and reputational damage.

The Company is involved in legal proceedings and other disputes from time to time, including those involving consumers, employees and contractual counterparties, as well as governmental audits and investigations. The most significant of these proceedings are described in Item 3 “Legal Proceedings” of this report. The Company cannot predict the ultimate outcome of legal disputes. The Company could in the future be required to pay significant amounts as a result of settlements, judgments or fines in these matters, potentially in excess of accruals. The resolution of, or increase in accruals for, one or more of these matters could have a material adverse effect on the Company's results of operations and cash flows.

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

Substantially all of the Company’s watches are assembled in Europe and Asia. The Company also generates approximately 54.1% of its revenue from international sources.

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

If the Company were unable to protect the security of personal information about its customers or employees or prevent a privacy breach, it could be subject to costly government enforcement actions and private litigation and suffer significant negative publicity which could materially and adversely affect the Company’s results of operations.

As part of the normal course of business the Company is involved in the receipt and storage of electronic information about customers and employees, as well as proprietary financial and non-financial data. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the internet and mobile platforms have recently been subject to increased public scrutiny. Although the Company believes it has taken reasonable and appropriate actions to protect the security of this information, if the Company were to experience a security breach, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events, it could result in government enforcement actions and private litigation, attract a substantial amount of media attention, and damage the Company’s reputation and its relationships with its customers and employees, materially adversely affecting the Company’s sales and results of operations. This risk has increased with the launch of the Company’s smart watches, which collect and transmit personal data about the consumers who purchase and use them.

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

The Company is subject to a variety of U.S and foreign laws and regulations governing privacy and data protection. The introduction of new products, such as smart watches, and the expansion of our business in certain jurisdictions may subject us to additional such laws and regulations. These U.S. federal and state and foreign laws and regulations are evolving and the restrictions imposed thereby may increase and are not always clear. There are currently a number of proposals pending before federal, state, and foreign legislative and regulatory bodies that may increase restrictions relating to the receipt, transfer and processing of personal data. In addition, foreign court decisions and regulatory actions could impact our ability to receive, transfer and process personal data relating to our employees and direct and indirect customers. For example, in October 2015 the European Union’s highest court, the European Court of Justice, struck down an agreement with the U.S. government regarding a 15-year-old “safe harbor” relied upon by thousands of companies, including the Company, to transfer personal information of European residents to the United States. On February 2, 2016, the European Commission and the U.S. Department of Commerce announced an agreement on a new framework for transatlantic data flows to replace the invalidated U.S.-E.U. Safe Harbor framework. The final E.U.-U.S. Privacy Shield was adopted in July 2016, and the Company is considering possible participation in the program. In the meantime, the Company complies with the European Commission’s directives regarding transatlantic data flows via intercompany agreements between its European and U.S. entities by regulating such flows with agreements that contain Standard Contractual Clauses in the form approved by the European Commission. Pending litigation brought by the same party who persuaded the European Court of Justice to strike down the “safe harbor” seeks to invalidate the use of Standard Contractual Clauses throughout the E.U. and force widespread changes to the receipt, transfer and processing of personal data. Compliance with any such changes could be expensive and may place restrictions on the conduct of the Company’s business and the manner in which the Company interacts with its customers. Existing and proposed privacy and data protection laws and regulations result and may continue to result in significant compliance and operating costs and negative publicity for the Company, and may subject it to remedies that may harm its business, including fines and orders to modify or cease existing business practices. In particular, the General Data Protection Regulation (“GDPR”) scheduled to go into effect in May 2018 sets forth new requirements regarding the handling of personal data and will increase the compliance burden on the Company and other commercial entities that gather or process personal information of citizens of E.U. countries. Although the Company has a program underway to address GDPR requirements, the Company’s efforts to comply with GDPR and other privacy and data protection laws may entail substantial expenses, may divert resources from other initiatives and projects and could limit the services the Company is able to offer. Furthermore, enforcement actions and investigations by regulatory authorities relate to data security incidents and privacy violations continue to increase. The enactment of more restrictive laws, rules, regulations, or future enforcement actions or investigations could impact the Company through increased costs or restrictions on the Company’s business, and noncompliance could result in regulatory penalties and significant legal liability. Any of the foregoing could materially adversely affect the Company’s results of operations and financial condition.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company leases various facilities in North America, Europe, the Middle East and Asia for its corporate, watch assembly, distribution and sales operations. As of January 31, 2018, the Company’s leased facilities were as follows:

Location	Function	Square Footage	Lease Expiration
Moonachie, New Jersey	Watch distribution and repair	100,000	July 2019
Paramus, New Jersey	Executive offices	98,300*	June 2030
Bienne, Switzerland	Corporate functions and watch sales	35,500	June 2022
Bienne, Switzerland	Watch distribution, assembly and repair	20,670	October 2020
Hong Kong	Watch sales, distribution and repair	16,560	March 2019
New York, New York	Corporate functions and licensed brand showroom	9,900	February 2027
Markham, Canada	Watch sales	7,800	August 2019
Hackensack, New Jersey	Warehouse	6,600	July 2018
ChangAn Dongguan, China	Quality control and engineering	6,460	December 2018
Aalen, Germany	Watch sales	5,520	November 2019
Shanghai, China	Watch sales and distribution	4,700	December 2019
Munich, Germany	Watch sales and repair	4,380	February 2019
London, England	Corporate functions and watch sales	3,200	May 2021
Coral Gables, Florida	Caribbean office, watch sales	2,880	May 2022
Grenchen, Switzerland	Watch sales	2,800	July 2018
Villers le Lac, France	Watch sales	2,510	July 2025
Paris, France	Watch sales	1,180	June 2018
Singapore	Watch sales and distribution	950	May 2019
Dubai, United Arab Emirates	Watch sales	730	May 2018
Mexico City, Mexico	Watch sales	270	October 2018
Kuala Lumpur, Malaysia	Watch sales and distribution	200	January 2019

*The Company renegotiated the square footage of the lease for this location, which will be reduced to 90,050 square feet, effective the second quarter of fiscal 2019.

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

The Company also leases retail space averaging 1,700 square feet per store with leases expiring from March 2018 (under negotiation) to September 2027 for the operation of the Company’s 40 retail outlet locations in the United States.

The Company leases space in China for approximately 23 concession shops averaging 190 square feet per shop with leases expiring from March 2018 to August 2019.

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

In December 2016, U.S. Customs and Border Protection (“U.S. Customs”) issued an audit report concerning the methodology used by the Company to allocate the cost of certain watch styles imported into the U.S. among the component parts of those watches for tariff purposes. The report disputes the reasonableness of the Company’s historical allocation formulas and proposes an alternative methodology that would imply approximately $5.1 million in underpaid duties over the five-year period covered by the statute of limitations, plus possible penalties and interest. The Company believes that U.S. Customs’ alternative duty methodology and estimate are not consistent with the Company’s facts and circumstances and is disputing U.S. Customs’ position. The Company continues to provide U.S. Customs with supplemental analyses and information supporting the Company’s historical allocation formulas. Although the Company disagrees with U.S. Customs’ position, it cannot predict with any certainty the outcome of this matter. The Company intends to continue to work with U.S. Customs to reach a mutually-satisfactory resolution.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 22, 2018 there were 46 holders of record of the Company’s class A common stock and, the Company estimates, 4,800 beneficial owners of the common stock represented by 355 holders of record. The Company’s common stock is traded on the New York Stock Exchange under the symbol “MOV” and on March 22, 2018, the closing price of the Company’s common stock was $32.25. In connection with the October 7, 1993 public offering, each share of the Company’s then currently existing class A common stock was converted into 10.46 shares of new class A common stock, par value of $0.01 per share (the “class A common stock”). Each share of common stock is entitled to one vote per share and each share of class A common stock is entitled to 10 votes per share on all matters submitted to a vote of the shareholders. Each holder of class A common stock is entitled to convert, at any time, any and all such shares into the same number of shares of common stock. Each share of class A common stock is converted automatically into common stock in the event that the beneficial or record ownership of such shares of class A common stock is transferred to any person, except to certain family members or affiliated persons deemed “permitted transferees” pursuant to the Company’s Restated Certificate of Incorporation as amended. The class A common stock is not publicly traded and, consequently, there is currently no established public trading market for these shares. The following table sets forth high and low bid quotations reported for the Company’s common stock for each quarter during fiscal 2018 and 2017 and the dividends declared per share in respect of each such quarter.

	Fiscal Year Ended January 31, 2018			Fiscal Year Ended January 31, 2017
Quarter Ended	Low	High	Dividends per Share	Low	High	Dividends per Share
April 30	$22.15	$26.70	$0.13	$24.16	$30.54	$0.13
July 31	$21.10	$25.95	$0.13	$19.27	$28.74	$0.13
October 31	$21.80	$28.50	$0.13	$20.86	$24.60	$0.13
January 31	$26.35	$33.75	$0.13	$20.70	$31.85	$0.13

During each of fiscal 2018 and 2017, the Company declared four quarters of dividends as indicated in the table above. The decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

On August 29, 2017, the Board approved a share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. The Company may purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise. This authorization expires on August 29, 2020 and replaced a prior share repurchase program approved by the Board on March 31, 2016 under which the Company had been authorized to purchase up to $50.0 million of its outstanding common stock from time to time and under which approximately $5.5 million had been repurchased. During the fiscal year ended January 31, 2018, under both the new and previously authorized repurchase plans, the Company repurchased a total of 140,507 shares of its common stock at a total cost of approximately $3.6 million, or an average of $25.84 per share, which included 40,000 shares repurchased from the Movado Group Foundation at a total cost of approximately $1.1 million, or an average of $27.13 per share.

At the election of an employee, upon the vesting of a stock award or the exercise of a stock option, shares of common stock having an aggregate value on the vesting of the award or the exercise date of the option, as the case may be, equal to the employee’s withholding tax obligation may be surrendered to the Company by netting them from the vested shares issued. Similarly, shares having an aggregate value equal to the exercise price of an option may be tendered to the Company in payment of the option exercise price and netted from the shares of common stock issued upon the option exercise. An aggregate of 36,843 shares were repurchased during the fiscal year ended January 31, 2018 as a result of the surrender of shares of common stock in connection with the vesting of certain restricted stock awards and stock options.

The following table summarizes information about the Company’s purchases of shares of its common stock in the fourth quarter of fiscal 2018.

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
November 1, 2017 – November 30, 2017	—	$—	—	$48,651,310
December 1, 2017 – December 31, 2017	20,000	$31.35	20,000	$48,024,310
January 1, 2018 – January 31, 2018	—	$—	—	$48,024,310
Total	20,000	$31.35	20,000	$48,024,310

PERFORMANCE GRAPH

The performance graph set forth below compares the cumulative total shareholder return of the Company’s shares of common stock for the last five fiscal years through the fiscal year ended January 31, 2018 with that of the Broad Market (NYSE Stock Market – U.S. Companies), the S&P SmallCap 600 Index and the Russell 2000 Index. Each index assumes an initial investment of $100.0 on January 31, 2013 and the reinvestment of dividends (where applicable).

Company Name / Index	1/31/13	1/31/14	1/31/15	1/31/16	1/31/17	1/31/18
Movado Group, Inc.	100.00	103.94	66.94	72.77	78.52	90.23
S&P SmallCap 600 Index	100.00	128.44	136.34	129.95	174.58	203.49
NYSE (U.S. Companies)	100.00	118.67	132.22	124.79	152.03	184.40
Russell 2000 Index	100.00	127.03	132.63	119.47	159.53	186.94

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

	Fiscal Year Ended January 31,
	2018	2017	2016	2015	2014
Statement of income data:
Net sales (7)	$567,953	$552,752	$594,923	$586,980	$570,255
Cost of sales (1) (2) (6) (8)	269,875	257,935	277,993	276,998	264,994
Gross profit (1) (2) (6) (7) (8)	298,078	294,817	316,930	309,982	305,261
Selling, general and administrative (1) (2) (4) (6) (9)	254,878	240,836	246,823	238,495	237,519
Operating income (1) (2) (4) (6) (7) (8) (9)	43,200	53,981	70,107	71,487	67,742
Other expense (5)	—	(1,282)	—	—	—
Other income, net (10)	—	—	—	—	1,526
Interest expense	(1,510)	(1,464)	(1,109)	(489)	(436)
Interest income	452	219	127	166	86
Income before income taxes	42,142	51,454	69,125	71,164	68,918
Provision for income taxes (3) (11)	57,367	16,315	23,360	19,264	17,373
Net (loss) / income	(15,225)	35,139	45,765	51,900	51,545
Less: Net income attributed to noncontrolling interests	—	78	671	124	668
Net (loss) / income attributed to Movado Group, Inc.	$(15,225)	$35,061	$45,094	$51,776	$50,877
Basic income per share:
Weighted basic average shares outstanding	23,073	23,070	23,525	25,276	25,506
Net (loss) / income per share attributed to Movado Group, Inc.	$(0.66)	$1.52	$1.92	$2.05	$1.99
Diluted income per share:
Weighted diluted average shares outstanding	23,073	23,267	23,774	25,581	25,849
Net (loss) / income per share attributed to Movado Group, Inc.	$(0.66)	$1.51	$1.90	$2.02	$1.97
Cash dividends paid per share	$0.52	$0.52	$0.44	$0.40	$0.26
Balance sheet data (end of period):
Working capital (12)	$381,304	$433,378	$410,853	$412,996	$388,571
Total assets	$645,380	$607,802	$585,170	$583,023	$578,610
Total long-term debt	$—	$25,000	$35,000	$—	$—
Total equity	$470,335	$473,993	$441,147	$484,285	$465,990

(1)

Fiscal 2018 cost of sales include a pre-tax charge of $0.8 million and selling, general and administrative expenses include a pre-tax charge of $6.0 million, related to transaction charges and the amortization of acquisition accounting adjustments associated with the purchase of the Olivia Burton brand.

(2)

Fiscal 2018 cost of sales include a pre-tax charge of $1.3 million and selling, general and administrative expenses include a pre-tax charge of $12.3 million as part of the Company’s cost savings initiatives. In fiscal 2018, the Company took actions to better align its global infrastructure with the current business environment by consolidating certain operations and streamlining functions to reduce costs and improve profitability. Also, in light of the changing retail landscape and the growing importance of digital marketing and online sales, the Company decided to cease its participation in the Baselworld Watch and Jewelry Show.

(3)	Fiscal 2018 provision for income taxes include a provisional charge of $45.0 million related to the 2017 Tax Act.
(4)

Fiscal 2017 selling, general and administrative expenses include a pre-tax charge of $1.8 million, as a result of the immediate vesting of stock awards and certain other compensation related to the announcement of the retirement of the Company’s former Vice Chairman and Chief Operating Officer, in fiscal 2017.

(5)	Fiscal 2017 other expense consists of a pre-tax charge of $1.3 million for the impairment of a long-term investment in a privately held company.
(6)

Fiscal 2016 cost of sales include a pre-tax charge of $0.6 million and selling, general and administrative expenses include a pre-tax charge of $3.4 million, as a result of actions taken by the Company in fiscal 2016 to achieve greater operating efficiencies and streamline its operations.

(7)

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

(9)

Fiscal 2014 includes a $2.0 million donation to the Movado Group Foundation and a $0.8 million pre-tax charge related to the write down of excess displays and point of sale materials, as a result of the Company’s decision to reduce the presence of ESQ Movado while expanding the Movado brand offering in certain retail doors.

(10)	Fiscal 2014 other income consists of a pre-tax gain of $1.5 million on the sale of a building which was completed in the first quarter of fiscal 2014.
(11)	Fiscal 2014 provision for income taxes includes a benefit of $1.0 million related to U.S. and foreign tax settlements and the release of uncertain tax positions.
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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Net Sales.    The Company operates and manages its business in two principal business segments: Wholesale and Retail. The Company also operates in two geographic locations: United States and International. Since July 31, 2017, the Company has divided its watch business into two principal categories: the owned and the licensed brands categories. The owned brands category consists of the Movado®, Olivia Burton®, Ebel®, and Concord® brands. Previously, the Company classified the Movado®, Ebel®, Concord® and ESQ® Movado brands together as a category referred to as luxury brands. Watches in the licensed brands category include the following brands manufactured and distributed under license agreements with the respective brand owners: Coach®, HUGO BOSS®, Juicy Couture®, Lacoste®, Tommy Hilfiger®, SCUDERIA FERRARI® and Rebecca Minkoff® and Uri Minkoff®. These changes to the Company’s watch brand categories did not change the Company’s reportable segments.

The primary factors that influence annual sales are general economic conditions in the Company’s U.S. and international markets, new product introductions, the level and effectiveness of advertising and marketing expenditures and product pricing decisions.

Approximately 54.1% of the Company’s total sales are from international markets (see Note 13 to the Consolidated Financial Statements), and therefore reported sales made in those markets are affected by foreign exchange rates. The Company’s international sales are primarily billed in local currencies (predominantly Euros, British pounds and Swiss francs) and translated to U.S. dollars at average exchange rates for financial reporting purposes.

The Company divides its business into two major geographic locations: United States operations, and International, which includes the results of all other Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia account for 32.1%, 9.2%, 7.7% and 5.1%, respectively, of the Company’s total net sales for fiscal 2018. Substantially all of the Company’s tangible International assets are owned by the Company’s Swiss and Hong Kong subsidiaries.

The Company’s business is seasonal. There are two major selling seasons in the Company’s markets: the spring season, which includes school graduations and several holidays and, most importantly, the Christmas and holiday season. Major selling seasons in certain international markets center on significant local holidays that occur in late winter or early spring. The Company’s net sales historically have been higher during the second half of the fiscal year. The second half of each fiscal year accounted for 59.8% (which includes the acquisition of the Olivia Burton brand on July 3, 2017), 56.2%, and 55.3% of the Company’s net sales for the fiscal years ended January 31, 2018, 2017 and 2016, respectively.

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

Gross margins vary among the brands included in the Company’s portfolio and also among watch models within each brand. Watches in the owned brands category generally earn higher gross margin percentages than watches in the licensed brands category. The difference in gross margin percentages for the licensed brands category is primarily due to the impact of royalty payments made on the licensed brands. Gross margins in the Company’s e-commerce business generally earn higher gross margin percentages than those of the traditional wholesale business. Gross margins in the Company’s outlet business are affected by the mix of product sold and may exceed those of the wholesale business since the Company earns margins on its outlet location sales from manufacture to point of sale to the consumer.

All of the Company’s brands compete with a number of other brands not only on styling but also on wholesale and retail price. The Company’s ability to improve margins through price increases is therefore, to some extent, constrained by competitors’ actions.

Cost of sales of the Company’s products consists primarily of costs for raw materials, component costs, royalties, assembly costs, design costs, depreciation, amortization and unit overhead costs associated with the Company’s supply chain operations predominately in Switzerland and Asia. The Company’s supply chain operations consist of logistics management of assembly operations and product sourcing predominately in Switzerland and Asia and minor assembly in Switzerland. Through productivity improvement efforts, the Company has controlled the level of overhead costs and maintained flexibility in its cost structure by outsourcing a significant portion of its component and assembly requirements.

In fiscal 2018, the Company recorded a $0.8 million pre-tax charge, related to transaction charges and the amortization of acquisition accounting adjustments associated with the acquisition of the Olivia Burton brand, and a $1.3 million pre-tax charge as part of the Company’s cost savings initiatives. The Company, in fiscal 2018, better aligned its global infrastructure with the current business environment by consolidating certain operations and streamlining functions to reduce costs and improve profitability.

In fiscal 2016, the Company recorded a $0.6 million pre-tax charge as a result of actions taken by the Company to achieve greater operating efficiencies and streamline its operations.

Since a substantial amount of the Company’s product costs are incurred in Swiss francs, fluctuations in the U.S. dollar/Swiss franc exchange rate can impact the Company’s cost of goods sold and, therefore, its gross margins. The Company reduces its exposure to the Swiss franc exchange rate risk through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. In the event these exposures do not offset, the Company has the ability to hedge its Swiss franc purchases using a combination of forward contracts and purchased currency options. The Company’s hedging program mitigated the impact of the exchange rate fluctuations on product costs and gross margins for fiscal years 2018, 2017 and 2016.

Selling, General and Administrative (“SG&A”) Expenses.    The Company’s SG&A expenses consist primarily of marketing, selling, distribution, general and administrative expenses. In fiscal 2018, the Company recorded a $6.0 million pre-tax charge related to transaction charges and the amortization of acquisition accounting adjustments associated with the acquisition of the Olivia Burton brand, and a $12.3 million pre-tax charge as part of the Company’s cost savings initiatives. The Company, in fiscal 2018, better aligned its global infrastructure with the current business environment by consolidating certain operations and streamlining functions to reduce costs and improve profitability. The Company also decided in fiscal 2018 to cease its participation in the Baselworld Watch and Jewelry Show. As a result, the Company recorded charges for the write-off of certain fixed assets and other contract termination costs. In fiscal 2017, the Company recorded a $1.8 million pre-tax charge for the immediate vesting of stock awards and certain other compensation related to the announcement of the retirement of the Company’s former Vice Chairman and Chief Operating Officer. In fiscal 2016, the Company recorded a $3.4 million pre-tax charge for severance agreements, occupancy costs and fixed assets, related to the Company’s operating efficiencies initiative and other items as a result of actions taken to achieve greater operating efficiencies and streamline its operations.

Annual marketing expenditures are based principally on overall strategic considerations relative to maintaining or increasing market share in markets that management considers to be crucial to the Company’s continued success as well as on general economic conditions in the various markets around the world in which the Company sells its products. Marketing expenses include various forms of media advertising, digital advertising (including social media) and co-operative advertising with customers and distributors and other point of sale marketing and promotion spending.

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

Income Taxes.     The Company follows the asset and liability method of accounting for income taxes as prescribed under the guidance for Income Taxes (“ASC Topic 740”). ASC Topic 740 requires the Company to recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and tax bases of existing assets and liabilities.

The Tax Cuts and Jobs Act (“2017 Tax Act”) was signed into law on December 22, 2017 and constitutes a major change to the US tax system. The 2017 Tax Act significantly changed the existing U.S. corporate income tax laws by, among other things, lowering the corporate tax rate from 35% to 21%, limiting the deductibility of interest expense and executive compensation, implementing a territorial tax system, and imposing a one-time mandatory deemed repatriation transition tax (“Transition Tax”) on cumulative undistributed foreign earnings which have not been previously taxed. As a result of the new legislation, the Company recorded a provisional tax expense of $45.0 million in the fourth quarter of fiscal 2018, the period in which the legislation was enacted. The amount related to the Transition Tax, which will be paid in installments over eight years, was $28.2 million based on foreign earnings of $279.9 million. The provisional amounts related to the re-measurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future and the provisional amount for withholding and U.S. state income taxes was $8.3 million and $8.5 million, respectively.

As of January 31, 2017, the Company had recorded a federal income tax liability of $3.0 million, net of the estimated foreign tax credits that would be generated upon the repatriation, related to $12.7 million of pre-2013 foreign earnings which had been earmarked for future repatriation. A deferred tax liability had not previously been recorded for the remaining undistributed foreign earnings of approximately $307 million.

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

Revenue Recognition

In the Wholesale segment, the Company recognizes its revenues upon transfer of title and risk of loss in accordance with its terms of sale and after the sales price is fixed and determinable and collectability is reasonably assured. In the Retail segment, transfer of title and risk of loss occurs at the time of register receipt. The Company records estimates for sales returns, volume-based programs and sales and cash discount allowances as a reduction of revenue in the same period that the sales are recorded. These estimates are based upon historical analysis, customer agreements and/or currently known factors that arise in the normal course of business. While returns have historically been within the Company’s expectations and the provisions established, future return rates may differ from those experienced in the past. Taxes imposed by governmental authorities on the Company's revenue-producing activities with customers, such as sales taxes and value added taxes, are excluded from net sales.

The Company’s sale of smart watches contains multiple deliverables. The first deliverable is the watch along with the software essential to the functionality of the watch delivered at the time of sale. The second deliverable is the software included free of charge that enables users to sync and view data on the Company’s mobile app. The third deliverable is the embedded right included with the purchase to receive unspecified firmware and software upgrades, when and if available. The Company allocates revenue to all deliverables using the relative selling price method. Amounts allocated to the delivered smart watch collections and the related essential software are recognized at the time of sale. Amounts allocated to the cloud service and app updates are deferred and recognized on a straight-line basis over the estimated two-year period the updates are expected to be provided. The Company’s smart watch collections were available in limited quantities and in limited distribution, and, as a result, these deferred amounts were immaterial as of January 31, 2018, 2017 and 2016, respectively.

Intangibles

In accordance with applicable guidance, the Company estimates and records the fair value of purchased intangible assets at the time of their acquisition. The fair values of these intangible assets are estimated based on independent third-party appraisals. Finite-lived intangible assets are amortized over their respective estimated useful lives and are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying values may not be fully recoverable. Estimates of fair value for finite-lived intangible assets are primarily determined using discounted cash flows, with consideration of market comparisons and recent transactions. This approach uses significant estimates and assumptions, including projected future cash flow analysis of such assets, discount rates and growth rates.

Goodwill

At the time of an acquisition, in accordance with applicable guidance, the Company records all acquired net assets at their estimated fair values. These estimated fair values are based on management’s assessments and independent third-party appraisals. The excess of the purchase consideration over the aggregate estimated fair values of the acquired net assets is recorded as goodwill.

Goodwill is not amortized but is assessed for impairment at least annually on November 1st. Under applicable guidance, the Company generally performs its annual goodwill impairment analysis using a qualitative approach to determine whether it is more likely than not that the fair value of goodwill is less than its carrying value. If, based on the results of the qualitative assessment, it is concluded that it is more likely than not that the fair value of goodwill is less than its carrying value, a quantitative test is performed.

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

Determination of the fair value of a reporting unit and the fair value of individual assets and liabilities of a reporting unit is based on management’s assessment, including the consideration of independent third-party appraisals when necessary. Furthermore, this determination is subjective in nature and involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the amount of any such charge. Estimates of fair value are primarily determined using discounted cash flows, market comparisons, and recent transactions. These approaches use significant estimates and assumptions, including projected future cash flows, discount rates, growth rates, and determination of appropriate market comparisons.

At November 1, 2017, the Company evaluated goodwill for impairment. There were no indicators of impairment under this analysis and, accordingly, no impairment charge was recorded in fiscal 2018. The Company had no goodwill in fiscal 2017.

Allowance for Doubtful Accounts

Accounts receivable are reduced by an allowance for amounts that may be uncollectible in the future. Estimates are used in determining the allowance for doubtful accounts and are based on an analysis of the aging of accounts receivable, assessments of collectability based on historical trends, the financial condition of the Company’s customers and an evaluation of economic conditions. In general, the actual bad debt losses have historically been within the Company’s expectations and the allowances it established. As of January 31, 2018, except for those accounts provided for in the reserve for doubtful accounts, the Company knew of no situations with any of the Company’s major customers which would indicate the customer’s inability to make their required payments.

Inventories

The Company values its inventory at the lower of cost or net realizable value. Cost is determined using the average cost method. The Company reviews its on-hand inventory to determine amounts, if any, of inventory that is deemed discontinued, excess, or unsaleable. Inventory classified as discontinued, together with the related component parts that can be assembled into saleable finished goods, is sold primarily through the Company’s retail outlet locations. When management determines that finished product is unsaleable or that it is economically impractical to build the excess components into watches for sale, a charge is recorded to value those products and components at the lower of cost or net realizable value.

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

The Company performs an impairment review of its long-lived assets once events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. When such a determination has been made, management compares the carrying value of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment has occurred, the fair value of the asset group is determined and compared to its carrying value. The excess of the carrying value over the fair value, if any, is recognized as loss during that period. The impairment is calculated as the difference between asset carrying values and their estimated fair values.

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

Collaborative Arrangement

The Company participates in a collaborative arrangement with Rebecca Minkoff, LLC relating to the Rebecca Minkoff and Uri Minkoff brand names. Both parties to the arrangement are active participants in the collaboration and are exposed to significant risks and rewards dependent on the commercial success of the activities. The arrangement involves various activities including the design, development, distribution and marketing of watches under the brand names. Amounts due between the parties to the arrangement related to sales and related activities are recorded in the Company’s cost of sales while those amounts related to general and administrative activities are recorded as an adjustment to selling, general and administrative expenses. The Company generated immaterial revenues and incurred immaterial expenses under its collaborative arrangement during fiscal 2018.

Income Taxes

The Company, under ASC Topic 740, follows the asset and liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax laws and tax rates, in each jurisdiction where the Company operates, and applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date. In addition, the amounts of any future tax benefits are reduced by a valuation allowance to the extent such benefits are not expected to be realized on a more-likely-than-not basis. The Company calculates estimated income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for both book and tax purposes.

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

The 2017 Tax Act was signed into law on December 22, 2017 constitutes a major change to the US tax system. The 2017 Tax Act significantly changed the existing U.S. corporate income tax laws by, among other things, lowering the corporate tax rate from 35% to 21%, limiting the deductibility of interest expense and executive compensation, implementing a territorial tax system, and imposing a one-time mandatory deemed repatriation Transition Tax on cumulative undistributed foreign earnings which have not been previously taxed. The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) which allows the Company to record provisional amounts related to the 2017 Tax Act and provides a measurement period of up to one year from the enactment date for companies to complete their accounting under ASC Topic 740.

The Company has not completed its full analysis with respect to the Global Intangible Low Taxed Income (“GILTI”) provision within the 2017 Tax Act which would require the current inclusion in federal taxable income of earnings of certain foreign controlled corporations. The Company is not yet able to make reasonable estimates of the tax impact of GILTI; therefore, it has not yet elected a policy as to whether it will recognize deferred taxes for basis differences expected to reverse as GILTI, or whether the Company will account for GILTI as period costs if and when incurred. The Company will continue to evaluate these provisions and elect an accounting policy within the measurement period.

The Company early adopted ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” which permits companies to reclassify disproportionate tax effects in accumulated other comprehensive income caused by the 2017 Tax Act to retained earnings. As a result, the Company made the election to reclassify the income tax effects of the 2017 Tax Act from AOCI to retained earnings in the current year. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial position.

Retail Comparable Stores

The Company considers comparable outlet store sales to be sales of stores that were open as of February 1st of the prior fiscal year through January 31st of the current fiscal year. The Company had 37 comparable outlet stores for the year ended January 31, 2018. The sales from stores that have been relocated, renovated or refurbished are included in the calculation of comparable store sales. The method of calculating comparable store sales varies across the retail industry. As a result, the Company’s method for the calculation of comparable store sales may not be the same as measures used or reported by other companies.

RESULTS OF OPERATIONS

The following is a discussion of the results of operations for fiscal 2018 compared to fiscal 2017 and fiscal 2017 compared to fiscal 2016 along with a discussion of the changes in financial condition during fiscal 2018.

The following are net sales by business segment and geographic location (in thousands):

	Fiscal Year Ended January 31,
	2018	2017	2016
Wholesale:
United States	$184,735	$228,003	$261,292
International	307,347	256,441	268,717
Retail	75,871	68,308	64,914
Net sales	$567,953	$552,752	$594,923

The following are net sales by category (in thousands):

	Fiscal Year Ended January 31,
	2018	2017	2016
Wholesale:
Owned brands category	$204,897	$205,396	$219,012
Licensed brands category	277,323	265,137	297,227
After-sales service and all other	9,862	13,911	13,770
Total Wholesale	492,082	484,444	530,009
Retail	75,871	68,308	64,914
Consolidated total	$567,953	$552,752	$594,923

The following table presents the Company’s results of operations expressed as a percentage of net sales for the fiscal years indicated:

	Fiscal Year Ended January 31,
	2018 % of net sales		2017 % of net sales	2016 % of net sales
Net sales	100.0%		100.0%	100.0%
Gross margin	52.5%		53.3%	53.3%
Selling, general and administrative expenses	44.9%		43.5%	41.5%
Operating income	7.6%		9.8%	11.8%
Other expense	0.0%		0.2%	0.0%
Interest expense	0.3%		0.3%	0.2%
Interest income	0.1%		0.1%	0.1%
Provision for income taxes	10.1%		3.0%	4.0%
Noncontrolling interests	0.0%		0.1%	0.1%
Net (loss) / income attributed to Movado Group, Inc.	(2.7%	)	6.3%	7.6%

Fiscal 2018 Compared to Fiscal 2017

Net Sales

Net sales in fiscal 2018 were $568.0 million, $15.2 million or 2.8% above the prior year. For fiscal 2018, fluctuations in foreign currency exchange rates favorably impacted net sales by $3.0 million when compared to the prior year.

United States Wholesale Net Sales

Net sales in fiscal 2018 in the United States location of the Wholesale segment were $184.7 million, below the prior year by $43.3 million or 19.0%, driven by net sales decreases in both the licensed brands and owned brands categories. The net sales decreases recorded in the licensed and owned brands categories were $21.2 million, or 32.5%, and $20.4 million, or 13.2%, respectively. The sales decreases in both categories reflected the overall watch market, which continues to be challenging and unpredictable, as well as declining traffic in malls, jewelry chain stores and traditional department stores. The sales decrease in the owned brands category included an offset of U.S. sales attributable to the acquisition of the Olivia Burton brand which occurred during the second quarter of fiscal 2018.

International Wholesale Net Sales

Net sales in fiscal 2018 in the International location of the Wholesale segment were $307.3 million, above the prior year by $50.9 million or 19.9%, which included fluctuations in foreign currency exchange rates which favorably impacted net sales by $3.0 million when compared to the prior year. This increase was primarily driven by net sales increases in both the licensed brands and owned brands categories. The net sales increase in the licensed brands category was $33.4 million, or 16.7%, primarily due to sales increases in Europe, the Middle East, Asia and Latin America. The net sales increase recorded in the owned brands category was $19.9 million, or 39.0%, primarily due to sales increases in Europe, Asia and Latin America. The net sales increase in the owned brands category included sales attributable to the acquisition of the Olivia Burton brand which occurred during the second quarter of fiscal 2018.

Retail Net Sales

Net sales in fiscal 2018 in the Retail segment were $75.9 million, above the prior year period by $7.6 million, or 11.1%, as a result of higher sales in both comparable and non-comparable stores resulting from better product mix and higher conversion rates as products resonate well with customers.

Gross Profit

Gross profit for fiscal 2018 was $298.1 million or 52.5% of net sales as compared to $294.8 million or 53.3% of net sales in the prior year. The increase in gross profit of $3.3 million was due to higher net sales, partially offset by a lower gross margin percentage. The decrease in the gross margin percentage of approximately 80 basis points for fiscal 2018 resulted primarily from an unfavorable shift in channel and product mix of approximately 110 basis points and an unfavorable impact of approximately 20 basis points related to the sell-through expense of the inventory step-up adjustment resulting from the acquisition of the Olivia Burton brand in the current year. These unfavorable impacts were partially offset by a favorable impact of fluctuations in foreign currency exchange rates of approximately 40 basis points and the Company’s cost savings initiatives of approximately 10 basis points.

Selling, General and Administrative

SG&A expenses for fiscal 2018 were $254.9 million, representing an increase from the prior year of $14.0 million or 5.8%. The increase in SG&A expenses was attributable to a $12.3 million charge related to the Company’s cost savings initiatives and $7.7 million of expenses related to higher performance-based compensation. Also contributing to the increase in SG&A expenses was $6.0 million of expenses related to the Company’s acquisition of the Olivia Burton brand, which primarily included transaction costs and the amortization of acquired intangible assets. Additionally, SG&A expenses increased due to higher distribution costs of $2.3 million, primarily related to the Company’s new European distribution center and higher sales volume compared to the prior year; and a $1.0 million donation to the Movado Group Foundation. These increases in SG&A expenses were partially offset by a decrease in compensation and benefit expenses of $7.2 million (which included additional expenses related to the acquisition of the Olivia Burton brand), primarily due to the Company’s cost savings initiatives, which predominately included a reduction in the Company’s workforce in the Company’s North American and Swiss operations, and the non-recurrence of a $1.8 million charge related to the retirement announcement of the Company’s former Vice Chairman and Chief Operating Officer, which occurred in the prior year. Other items offsetting the increase in SG&A expenses were the fluctuations in foreign currency exchange rates of $3.2 million (resulting from a $1.1 million transactional gain in the current year compared to a $2.1 million transactional loss in the prior year), lower marketing expenses of $3.0 million and lower customer related expenses of $2.0 million, primarily due to a recovery of $0.8 million of allowances for uncollectible receivables from a customer in the current year that were initially recorded in the prior year.

Wholesale Operating Income

For fiscal 2018 and 2017, respectively, the Company recorded Wholesale segment operating income of $28.3 million and $41.8 million, which includes $25.2 million and $26.3 million of unallocated corporate expenses. The $13.5 million decrease in operating income was the net result of higher SG&A expenses of $12.2 million and a decrease in gross profit of $1.3 million when compared to the prior year. The increase in SG&A expenses was attributable to a $12.3 million charge related to the Company’s cost savings initiatives and $7.4 million of expenses related to higher performance-based compensation. Also contributing to the increase in SG&A expenses was $6.0 million of expenses related to the Company’s acquisition of the Olivia Burton brand, which primarily included transaction costs and the amortization of acquired intangible assets. Additionally, SG&A expenses increased due to higher distribution costs of $2.3 million, primarily related to the Company’s new European distribution center and higher sales volume compared to the prior year; and a $1.0 million donation to the Movado Group Foundation. These increases in SG&A expenses were partially offset by a decrease in compensation and benefit expenses of $6.8 million, (which included additional expenses related to the acquisition of the Olivia Burton brand) primarily due to the Company’s cost savings initiatives, which predominately included a reduction in the Company’s workforce in the Company’s North American and Swiss operations, and the non-recurrence of a $1.8 million charge related to the retirement announcement of the Company’s former Vice Chairman and Chief Operating Officer, which occurred in the prior year. Other items offsetting the increase in SG&A expenses were the fluctuations in foreign currency exchange rates of $3.2 million (resulting from a $1.1 million transactional gain in the current year compared to a $2.1 million transactional loss in the prior year), lower marketing expenses of $3.0 million and lower customer related expenses of $2.0 million, primarily due to a recovery of $0.8 million of allowances for uncollectible receivables from a customer in the current year that were initially recorded in the prior year. The decrease in gross profit of $1.3 million was primarily due to a lower gross margin percentage, partially offset by higher net sales.

United States Wholesale Operating (Loss) / Income

In the United States location of the Wholesale segment, for fiscal 2018 and 2017, respectively, the Company recorded operating loss of $15.5 million and operating income of $4.7 million, which included unallocated corporate expenses of $25.2 million and $26.3 million. The decrease in operating income of $20.2 million was the net result of lower gross profit of $28.6 million, partially offset by lower SG&A expenses of $8.3 million. The decrease in gross profit of $28.6 million was due to lower sales, primarily due to declining traffic in malls, traditional department stores and jewelry chain stores, as well as a lower gross margin percentage. The decrease in SG&A expenses of $8.3 million was primarily attributable to lower compensation and benefit expenses of $10.8 million due to the Company’s cost savings initiatives, and the non-recurrence of a $1.8 million charge related to the retirement announcement of the Company’s former Vice Chairman and Chief Operating Officer, which occurred in the prior year, lower marketing expense of $5.6 million and lower customer related expenses of $1.2 million, primarily due to a recovery of $0.8 million of allowances for uncollectible receivables from a customer in the current year that were initially recorded last year, partially offset by higher performance based compensation expense of $5.8 million, a $3.7 million charge related to the Company’s cost savings initiatives and a $1.0 million donation to the Movado Group Foundation.

International Wholesale Operating Income

In the International location of the Wholesale segment, for fiscal 2018 and 2017, respectively, the Company recorded operating income of $43.8 million and $37.1 million, which included $41.5 million and $40.0 million of certain intercompany profits related to the Company’s International supply chain operations. The increase in operating income of $6.8 million was primarily due to higher gross profit of $27.3 million, partially offset by higher SG&A expenses of $20.5 million. The increase in gross profit of $27.3 million was primarily due to higher net sales, partially offset by a lower gross margin percentage. The increase in SG&A expenses of $20.5 million was primarily attributable to a $8.6 million charge related to the Company’s cost savings initiatives, $5.7 million of expenses related to the Company’s acquisition of the Olivia Burton brand, which included transaction costs and the amortization of acquired intangible assets, higher compensation and benefit expenses of $4.0 million (which included additional expenses related to the acquisition of the Olivia Burton brand), higher marketing of $2.6 million, and higher distribution costs of $2.3 million, partially offset by the fluctuations in foreign currency exchange rates of $3.2 million (resulting from a $1.1 million transactional gain in the current year compared to a $2.1 million transactional loss in the prior year).

Retail Operating Income

Operating income of $14.9 million and $12.2 million was recorded in the Retail segment for fiscal 2018 and 2017, respectively. The increase in operating income of $2.7 million was the result of an increase in gross profit of $4.6 million, partially offset by an increase in SG&A expenses of $1.9 million, when compared to the prior year. The increase in gross profit of $4.6 million was primarily due to higher net sales and to a lesser extent, a higher gross margin percentage. The increase in SG&A expenses of $1.9 million was primarily due to higher compensation, benefit and occupancy expenses related to closed outlet locations replaced with new outlet locations in the current year.

Other Expense

The Company recorded other expense of $1.3 million for fiscal 2017 attributed to the impairment of a long-term investment in a privately held company accounted for under the cost method.

Interest Expense

Interest expense was $1.5 million for both fiscal 2018 and 2017, which primarily consisted of interest on the Company’s revolving credit facility.

For information on the Company’s borrowings for fiscal 2018 and fiscal 2017, see Note 4 to the Consolidated Financial Statements.

Interest Income

Interest income was $0.5 million and $0.2 million for fiscal 2018 and 2017, respectively.

Income Taxes

The Company recorded a tax expense of $57.4 million, inclusive of a $45.0 million provisional charge related to the 2017 Tax Act, and $16.3 million for fiscal 2018 and 2017, respectively. The effective tax rate for fiscal 2018 was 136.1%, primarily due to a $45.0 million charge related to the impact of the 2017 Tax Act and excess tax deficiencies related to stock-based compensation, partially offset by foreign profits being taxed in lower taxing jurisdictions. The effective tax rate for fiscal 2017 was 31.7%, primarily a result of foreign profits being taxed in lower taxing jurisdictions, partially offset by no tax benefit being recognized on certain losses of foreign subsidiaries and U.S. tax provided on earnings of non-U.S. subsidiaries. See Note 7 to the Company’s Consolidated Financial Statements for further information regarding income taxes.

Net (Loss) / Income Attributed to Movado Group, Inc.

For fiscal 2018 and 2017, the Company recorded a net loss attributed to Movado Group, Inc. of $15.2 million and net income attributed to Movado Group, Inc. of $35.1 million, respectively.

Fiscal 2017 Compared to Fiscal 2016

Net Sales

Net sales in fiscal 2017 were $552.8 million, $42.2 million or 7.1% below the prior year. For fiscal 2017, fluctuations in foreign currency exchange rates unfavorably impacted net sales by $6.5 million when compared to the prior year.

United States Wholesale Net Sales

Net sales in fiscal 2017 in the United States location of the Wholesale segment were $228.0 million, below the prior year by $33.3 million or 12.7%, primarily driven by net sales decreases in both the licensed and owned brands categories. The net sales decreases recorded in the licensed and owned brands categories were $23.3 million, or 26.3%, and $9.1 million, or 5.6%, respectively. The sales decreases in both categories reflected the overall watch market, which continues to be challenging, and unpredictable, as well as declining traffic in malls and traditional department stores.

International Wholesale Net Sales

Net sales in fiscal 2017 in the International location of the Wholesale segment were $256.4 million, below the prior year by $12.3 million or 4.6%, which included fluctuations in foreign currency exchange rates that unfavorably impacted net sales by $6.5 million. This decrease was primarily driven by net sales decreases in both the licensed and owned brands categories. The net sales decreases recorded in the licensed and owned brands categories were $8.8 million, or 4.2%, and $4.5 million, or 8.1%, respectively. The sales decreases in both categories were primarily due to the challenging and unpredictable overall economic and retail environment in Latin America, Asia and Canada, partially offset by sales increases in the Middle East and Europe.

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

Wholesale Operating Income

For fiscal 2017 and 2016, respectively, the Company recorded Wholesale segment operating income of $41.8 million and $58.2 million, which included $26.3 million and $27.0 million of unallocated corporate expenses. The $16.4 million decrease in operating income was the net result of a decrease in gross profit of $23.4 million partially offset by a decrease in SG&A expenses of $7.0 million. The decrease in gross profit of $23.4 million was primarily due to lower sales. The decrease in SG&A expenses was attributable to lower performance-based compensation of $3.7 million, resulting from the Company not fully meeting the corporate financial targets established under its annual bonus plan, the non-recurrence of a $3.4 million charge related to the Company’s operating efficiency initiatives and other items, which were implemented in the prior year and the favorable effect of foreign currency translation of foreign subsidiary results of $1.6 million. Also contributing to the decrease in SG&A expenses was lower depreciation and amortization expense of $0.5 million and lower professional fees of $0.5 million. These decreases were partially offset by an increase in compensation and benefit expenses of $1.5 million, primarily due to an increase in payroll related and stock award expenses, which includes the one-time charge of $1.8 million related to the retirement announcement of the Company’s former Vice Chairman and Chief Operating Officer. Also, included in the partial offset are the unfavorable effect of fluctuations in foreign currency exchange rates of $1.4 million, which was the result of the weaker average British Pound and Euro to Swiss franc currency rates, when compared to the prior year.

United States Wholesale Operating Income

In the United States location of the Wholesale segment, for fiscal 2017 and 2016, respectively, the Company recorded operating income of $4.7 million and $18.0 million, which included $26.3 million and $27.0 million of unallocated corporate expenses. The decrease in operating income of $13.3 million was the net result of lower gross profit of $16.9 million, partially offset by lower SG&A expenses of $3.6 million. The decrease in gross profit of $16.9 million was primarily due to lower sales. The decrease in SG&A expenses of $3.6 million was attributable to lower performance-based compensation of $3.4 million, resulting from the Company not fully meeting the corporate financial targets established under its annual bonus plan. Also contributing to the decrease in SG&A expenses was lower professional fees of $1.3 million, lower human resources related expenses of $0.5 million, lower trade show expenses of $0.3 million, primarily related to the Baselworld Watch and Jewelry Show, and lower depreciation and amortization expense of $0.2 million. These decreases were partially offset by an increase in compensation and benefit expenses of $2.6 million, primarily due to an increase in payroll related and stock award expenses, which includes the one-time charge of $1.8 million related to the retirement announcement of the Company’s former Vice Chairman and Chief Operating Officer.

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

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2018 and January 31, 2017, the Company had $214.8 million and $256.3 million of cash and cash equivalents, $201.9 million and $238.2 million of which consisted of cash and cash equivalents at the Company’s foreign subsidiaries, respectively. The 2017 Tax Act has resulted in significant changes to the U.S. corporate income tax system (see Note 7 – Income Taxes for additional information). The 2017 Tax Act eliminates the deferral of U.S. federal income tax on the historical unrepatriated earnings by imposing a one-time mandatory deemed Transition Tax on undistributed foreign earnings which have not been previously taxed. Earnings in the form of cash and cash equivalents will be taxed at a rate of 15.5% and all other earnings will be taxed at a rate of 8.0%. As of January 31, 2018, the Company has accrued provisional income tax liabilities of $28.2 million related to the Transition Tax, which will be paid in installments over eight years and will not accrue interest.

The Company has recorded a provisional deferred tax liability for foreign withholding and U.S. state income taxes of $11.7 million related to $236.8 million of foreign earnings. A deferred tax liability has not been recorded for the remaining undistributed foreign earnings of approximately $83.7 million. In light of the 2017 Tax Act, the Company continues to evaluate its assertion related to the indefinite reinvestment of earnings in its foreign operations. In accordance with SAB 118, if the Company revises its assertion during the measurement period, the change would be recorded as part of the 2017 Tax Act enactment.

At January 31, 2018, the Company had working capital of $381.3 million as compared to $433.4 million in the prior year. The decrease in working capital was primarily the result of the acquisition of the Olivia Burton brand, the reclassification of long-term debt to current liabilities and higher performance-based compensation in accrued payroll and benefits. The Company defines working capital as the difference between current assets and current liabilities.

Cash provided by operating activities was $54.7 million, $58.2 million and $74.6 million for fiscal 2018, 2017 and 2016, respectively. The $54.7 million of cash provided by operating activities for fiscal 2018 was the result of net loss from operations adjusted for the effects of non-cash items totaling $80.2 million, including a $45.0 million provisional charge related to the 2017 Tax Act (see Note 7 – Income Taxes), a $13.6 million charge related to the Company’s cost savings initiatives, $13.5 million of depreciation and amortization, $4.9 million for stock based compensation expense and $3.8 million for write-down of inventories, partially offset by unfavorable changes in working capital, including severance and other payments of $7.8 million for the Company’s cost savings initiatives. The $58.2 million of cash provided by operating activities for fiscal 2017 was primarily due to income of $35.1 million, $21.1 million of non-cash items decreasing net income and favorable changes in working capital as presented on the cash flow of $4.0 million. The change in working capital of $4.0 million was primarily due to lower inventory of $7.4 million, primarily related to better management of inventory to be in line with sales and lower accounts receivables of $2.9 million, primarily due to lower sales. These favorable changes in working capital were partially offset by lower accrued liabilities of $4.0 million, primarily due to a decrease in bonus accrual and lower income tax payable of $2.5 million, primarily related to the decrease in the effective tax rate. The $74.6 million of cash provided by operating activities for fiscal 2016 was primarily due to income of $45.8 million, non-cash items decreasing net income of $22.5 million and a favorable change in working capital of $5.3 million. The change in working capital of $5.3 million was primarily due to higher accrued liabilities of $5.9 million, primarily related to higher accrued bonus, lower other current assets of $2.8 million, primarily related to tax refunds applied to current year tax payments, partially offset by an increase in inventory purchases of $3.1 million.

Cash used in investing activities was $84.3 million, $7.6 million and $9.2 million for fiscal 2018, 2017 and 2016, respectively. The cash used in investing for fiscal 2018 was primarily for the acquisition, net of cash acquired, of the Olivia Burton brand and capital expenditures, primarily related to the opening and renovations of the Company’s retail outlet locations, computer hardware and software, and the construction of shop-in-shops at some of the Company’s wholesale customers. The cash used in investing for fiscal 2017 was primarily for capital expenditures of $5.9 million, related to the construction of shop-in-shops at some of the Company’s wholesale customers, computer hardware and software, spending on tooling and design and restricted cash deposits of $1.2 million as it relates to a certain vendor agreement. The cash used in investing for fiscal 2016 was primarily for capital expenditures of $8.1 million, related to the construction of shop-in-shops at some of the Company’s wholesale customers, expenditures on hardware and software, spending on new store openings and renovations, improvements to Baselworld Watch and Jewelry Show booths and spending on tooling and design. Cash used in investing activities for fiscal 2016 also included $0.7 million primarily related to spending on developed technology used in the Company’s smart watches and $0.4 million due to a restricted deposit as it relates to a lease agreement.

The Company expects that annual capital expenditures in fiscal 2019 will be approximately $12.0 million as compared to approximately $5.8 million in fiscal 2018. The capital spending will be primarily for projects in the ordinary course of business including facilities improvements, shop-in-shops, computer hardware and software and tooling costs. The Company has the ability to manage a portion of its capital expenditures on discretionary projects.

Cash used in financing activities was $20.9 million, $27.4 million and $23.7 million for fiscal 2018, 2017 and 2016, respectively. Cash used in financing activities for fiscal 2018 included the payment of dividends, repayments of bank borrowings, the repurchase of shares of the Company’s common stock, and the surrender of shares in connection with the vesting of certain stock awards. Cash used in financing activities for fiscal 2017 included the payment of dividends, the repurchase of shares of the Company’s common stock, the repayments of bank borrowings, the purchase of the remaining incremental ownership in a joint venture and the surrender of shares by employees in connection with the vesting of certain stock awards. Cash used in financing activities for fiscal 2016 primarily included the repurchase of the Company’s common stock and the payment of dividends, the acquisition of the remaining 49% of the Company’s joint venture with TWC, and net bank borrowings.

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

As of January 31, 2018, $25.0 million in loans were drawn under the Facility. Additionally, approximately $0.3 million in letters of credit, which were outstanding under the Borrower’s pre-existing asset-based revolving credit facility that was concurrently terminated when the Credit Agreement became effective, are deemed to be issued and outstanding under the Facility. As of January 31, 2018, availability under the Facility was approximately $74.7 million. As of January 31, 2018, the Company classified all of the outstanding balance under the Facility as current, based on voluntary payments expected to be made in the next twelve months. As of February 28, 2018, the Company repaid all $25.0 million of its outstanding debt.

Borrowings under the Facility bear interest at rates selected periodically by the Company at LIBOR plus a spread ranging from 1.25% to 1.75% per annum, based on the Company’s consolidated leverage ratio, or at a base rate plus a spread ranging from 0.25% to 0.75% per annum based on the Company’s consolidated leverage ratio (as defined in the Credit Agreement). At January 31, 2018, the Company’s spreads were 1.25% over LIBOR and 0.25% over the base rate. The Company has also agreed to pay certain fees and expenses and to provide certain indemnities, all of which are customary for such financings.

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

The Borrowers are also subject to a minimum consolidated EBITDA (as defined in the Credit Agreement) test of $50.0 million, measured at the end of each fiscal quarter based on the four most recent fiscal quarters and a consolidated leverage ratio (as defined in the Credit Agreement) covenant not to exceed 2.50 to 1.00, measured as of the last day of each fiscal quarter. As of January 31, 2018, the Company was in compliance with its covenants under the Credit Agreement.

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

As of January 31, 2018, Bank of America, N.A. issued two irrevocable standby letters of credit in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada. As of January 31, 2018, the Company had outstanding letters of credit totaling $0.3 million with expiration dates through May 31, 2018.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified maturity with a Swiss bank. As of January 31, 2018 and 2017, these lines of credit totaled 6.5 million Swiss francs and 6.5 million Swiss francs with a dollar equivalent of $7.0 million and $6.6 million, respectively. As of January 31, 2018 and 2017, there were no borrowings against these lines.

As of January 31, 2018, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.2 million, in various foreign currencies, of which $0.6 million is a restricted deposit as it relates to lease agreements. As of January 31, 2017, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.2 million, in various foreign currencies, of which $0.6 million is a restricted deposit as it relates to lease agreements.

The Company paid cash dividends of $0.52 per share or approximately $11.9 million for fiscal 2018. The Company paid cash dividends of $0.52 per share or approximately $11.9 million for fiscal 2017. The Company paid cash dividends of $0.44 per share or approximately $10.3 million for fiscal 2016.

On March 29, 2018, the Board approved an increase in the Company’s quarterly cash dividend and the payment of $0.20 for each share of the Company’s outstanding common stock and class A common stock. The dividend will be paid on April 25, 2018 to all shareholders of record as of the close of business on April 11, 2018. The decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

On November 21, 2017, the Board approved the payment of a cash dividend of $0.13 for each share of the Company’s outstanding common stock and class A common stock. The dividend was paid on December 15, 2017 to all shareholders of record as of the close of business on December 1, 2017.

On August 29, 2017, the Board approved the payment of a cash dividend of $0.13 for each share of the Company’s outstanding common stock and class A common stock. The dividend was paid on September 25, 2017 to all shareholders of record as of the close of business on September 11, 2017.

On May 25, 2017, the Board approved the payment of a cash dividend of $0.13 for each share of the Company’s outstanding common stock and class A common stock. The dividend was paid on June 20, 2017 to all shareholders of record as of the close of business on June 6, 2017.

On August 29, 2017, the Board approved a share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. The Company may purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise. This authorization expires on August 29, 2020 and replaced a prior share repurchase program approved by the Board on March 31, 2016 under which the Company had been authorized to purchase up to $50.0 million of its outstanding common stock from time to time and under which approximately $5.5 million had been repurchased. During the twelve months ended January 31, 2018, under both the new and previously authorized repurchase plan, the Company repurchased a total of 140,507 shares of its common stock at a total cost of approximately $3.6 million, or an average of $25.84 per share, which included 40,000 shares repurchased from the Movado Group Foundation at a total cost of approximately $1.1 million or an average of $27.13 per share.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Payments due by period (in thousands):

	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Contractual Obligations:
Operating Lease Obligations (1)	$66,180	$11,607	$14,531	$11,808	$28,234
Purchase Obligations (2)	83,756	83,756	—	—	—
Other Long-Term Obligations (3)	203,041	39,409	72,568	68,468	22,596
Transition Tax (4)	28,187	2,255	4,510	4,510	16,912
Total Contractual Obligations	$381,164	$137,027	$91,609	$84,786	$67,742

(1)

Includes store operating leases, which generally provide for payment of direct operating costs in addition to rent. These obligation amounts only include future minimum lease payments and exclude direct operating costs.

(2)

The Company had outstanding purchase obligations with suppliers at the end of fiscal 2018 for raw materials, finished watches and packaging in the normal course of business. These purchase obligation amounts do not represent total anticipated purchases but represent only amounts to be paid for items required to be purchased under agreements that are enforceable, legally binding and specify minimum quantity, price and term.

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

(4)

Due to the enactment of the 2017 Tax Act, the Company estimated a provisional obligation associated with the Transaction Tax, which will be paid in installments over eight years. This provisional amount, as well as the current estimated timing of payments, is subject to change based on additional guidance from and interpretations by U.S. regulatory and standard-setting bodies and changes in assumptions.

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

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

Foreign Currency Exchange Rate Risk

The Company’s primary market risk exposure relates to foreign currency exchange risk (see Note 5 to the Consolidated Financial Statements). A significant portion of the Company’s purchases are denominated in Swiss francs and, to a lesser extent, the Japanese Yen. The Company also sells to third-party customers in a variety of foreign currencies, most notably the Euro and the British Pound. The Company reduces its exposure to the Swiss franc, Euro, British Pound and Japanese Yen exchange rate risk through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. In the event these exposures do not offset, from time to time the Company uses various derivative financial instruments to further reduce the net exposures to currency fluctuations, predominately forward and option contracts. Certain of these contracts meet the requirements of qualified hedges. In these circumstances, the Company designates and documents these derivative instruments as a cash flow hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. Changes in the fair value of hedges designated and documented as a cash flow hedge and which are highly effective, are recorded in other comprehensive income until the underlying transaction affects earnings, and then are later reclassified into earnings in the same account as the hedged transaction. The earnings impact is mostly offset by the effects of currency movements on the underlying hedged transactions. To the extent that the Company does not engage in a hedging program, any change in the Swiss franc, Euro, British Pound and Japanese Yen exchange rates to local currency would have an equal effect on the Company’s earnings.

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

As of January 31, 2018, the Company’s entire net forward contracts hedging portfolio consisted of 19.0 million Swiss francs equivalent, 10.6 million Euros equivalent and 4.7 million British Pounds equivalent, with various expiry dates ranging through June 13, 2018 compared to a portfolio of 20.0 million Swiss francs equivalent, 5.9 million Euros equivalent and 4.8 million British Pounds equivalent, with various expiry dates ranging through July 6, 2017 as of January 31, 2017. If the Company were to settle its Swiss franc forward contracts at January 31, 2018, the net result would be a gain of $0.3 million, net of tax of $0.2 million. If the Company were to settle its Euro forward contracts at January 31, 2018, the net result would be an immaterial gain. As of January 31, 2018, the Company’s British Pound forward contracts had no value. The Company had no Swiss franc, Euro or British Pound option contracts related to cash flow hedges as of January 31, 2018 and January 31, 2017, respectively.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under its hedging program, the Company can purchase various commodity derivative instruments, primarily futures contracts. When held, these derivatives are documented as qualified cash flow hedges, and the resulting gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. The Company did not hold any future contracts in its gold hedge portfolio as of January 31, 2018 and 2017; thus, any changes in the gold purchase price will have an equal effect on the Company’s cost of sales.

Debt and Interest Rate Risk

The Company has certain debt obligations with variable interest rates, which are based on LIBOR plus a spread ranging from 1.25% to 1.75% or on a base rate plus a spread ranging from 0.25% to 0.75% per annum. The Company does not hedge these interest rate risks. As of January 31, 2018, the Company had $25.0 million in outstanding debt, which was repaid in full on February 28, 2018. As a result, the Company estimates no interest rate risk. For additional information concerning potential changes to future interest obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

The Company’s Chief Executive Officer and Chief Financial Officer have furnished the Sections 302 and 906 certifications required by the U.S. Securities and Exchange Commission in this annual report on Form 10-K. In addition, the Company’s Chief Executive Officer certified to the NYSE in July 2017 that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of January 31, 2018.

Our internal control over financial reporting as of January 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in this report.

The management of the Company excluded JLB Brands Ltd. from the assessment of internal control over financial reporting as of January 31, 2018 because it was acquired by the Company in a purchase business combination during fiscal 2018.  The total assets and total revenues of JLB Brands Ltd., a wholly-owned subsidiary, both represent 3% of the related consolidated financial statement amounts as of and for the year ended January 31, 2018.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended January 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

See Consolidated Financial Statements and Supplementary Data for the Report of Independent Registered Public Accounting Firm.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item will be included in the Company’s Proxy Statement for the 2018 annual meeting of shareholders under the captions “Election of Directors” and “Management” and is incorporated herein by reference.

Information on the beneficial ownership reporting for the Company’s directors and executive officers will be contained in the Company’s Proxy Statement for the 2018 annual meeting of shareholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Information on the Company’s Audit Committee and Audit Committee Financial Expert will be contained in the Company’s Proxy Statement for the 2018 annual meeting of shareholders under the caption “Information Regarding the Board of Directors and Its Committees” and is incorporated herein by reference.

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

Item 11.  Executive Compensation

The information required by this item will be included in the Company’s Proxy Statement for the 2018 annual meeting of shareholders under the captions “Executive Compensation” and “Compensation of Directors” and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in the Company’s Proxy Statement for the 2018 annual meeting of shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this item will be included in the Company’s Proxy Statement for the 2018 annual meeting of shareholders under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information required by this item will be included in the Company’s Proxy Statement for the 2018 annual meeting of shareholders under the caption “Fees Paid to PricewaterhouseCoopers LLP” and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report
1.	Financial Statements:

See Financial Statements Index on page 45 included in Item 8 of Part II of this annual report.

2.	Financial Statement Schedule:

Schedule II                    Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

3.	Index to Exhibits:

Exhibit Number	Description
2.1

Sale and Purchase Agreement dated July 3, 2017 between MGS Distribution Ltd and Lesa Bennett and Jemma Fennings in respect of the share capital of JLB Brands Ltd.  Incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2017 filed on August 29, 2017.

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

Exhibit Number	Description
10.6

Letter agreement dated March 29, 2016 between Rick Coté and the Registrant relating to Mr. Coté’s retirement. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2016.**

10.7

Movado Group, Inc. Executive Performance Plan, Amended and Restated as of February 1, 2014. Incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on May 8, 2014.**

10.8

Lease made December 21, 2000 between the Registrant and Mack-Cali Realty, L.P. for premises in Paramus, New Jersey together with First Amendment thereto made December 21, 2000. Incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2001.

10.9

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

10.12

Tenth Amendment to Lease dated March 10, 2011 between Mack-Cali Realty, L.P., as landlord, and the Registrant, as tenant, further amending the lease dated as of December 21, 2000. Incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2011.

10.13

Thirteenth Amendment to Lease dated October 24, 2017 between Mack-Cali Realty, L.P., as landlord, and the Registrant, as tenant, further amending the lease dated as of December 21, 2000. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2017 filed on November 21, 2017.

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

10.19

Second Amendment entered into as of September 30, 2012 to Amended and Restated License Agreement dated September 16, 2009 by and between the Registrant, Swissam Products Limited and Tommy Hilfiger Licensing, LLC. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2012.

10.20

Third Amendment entered into as of November 13, 2013 to Amended and Restated License Agreement dated September 16, 2009 by and between the Registrant, Swissam Products Limited and Tommy Hilfiger Licensing, LLC. Incorporated herein by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2014.

Exhibit Number	Description
10.21

Amended and Restated License Agreement, effective as of January 1, 2012 by and between MGI Luxury Group, S.A. and Hugo Boss Trademark Management GmbH & Co. KG. Incorporated herein by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2012.

10.22

Term Sheet dated October 11, 2017 governing the amendment and restatement of the Amended and Restated License Agreement, effective as of January 1, 2012 by and between MGI Luxury Group, S.A. and Hugo Boss Trademark Management GmbH & Co. KG. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2017 filed on November 21, 2017.

10.23

License Agreement entered into as of March 22, 2012 by and between the Registrant and Ferrari S.p.A. Incorporated herein by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2012.

10.24	Amended and Restated License Agreement entered into as of November 23, 2017 by and between the Registrant and Ferrari S.p.A.***

10.25

License Agreement entered into November 21, 2005 by and between the Registrant, Swissam Products Limited and L.C. Licensing, Inc. Incorporated herein by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2006.

10.26

Second Amendment to License Agreement between L.C. Licensing, Inc., Movado Group, Inc. and Swissam Products Limited dated as of December 6, 2010, further amending the License Agreement dated as of November 15, 2005. Incorporated herein by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2011.

10.27

Third Amendment dated as of June 1, 2011 to the License Agreement dated as of November 15, 2005 by and between L.C. Licensing, Inc., Registrant and Swissam Products Limited. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011.

10.28

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

101

The following materials from the Company’s Form 10-K for the year ended January 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Equity, (vi) Notes to the Consolidated Financial Statements, (vii) Schedule II- Valuation and Qualifying Accounts and Reserves.

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

MOVADO GROUP, INC. (Registrant)
Dated: March 29, 2018	By:	/s/ Efraim Grinberg
Efraim Grinberg
Chairman of the Board of Directors
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 29, 2018	/s/ Efraim Grinberg
Efraim Grinberg
Chairman of the Board of Directors, Director
and Chief Executive Officer

Dated: March 29, 2018	/s/ Sallie A. DeMarsilis
Sallie A. DeMarsilis
Senior Vice President, Chief Financial Officer
and Principal Accounting Officer

Dated: March 29, 2018	/s/ Peter Bridgman
Peter Bridgman
Director

Dated: March 29, 2018	/s/ Richard J. Coté
Richard J. Coté
Director

Dated: March 29, 2018	/s/ Alex Grinberg
Alex Grinberg
Director

Dated: March 29, 2018	/s/ Margaret Hayes Adame
Margaret Hayes Adame
Director

Dated: March 29, 2018	/s/ Alan H. Howard
Alan H. Howard
Director

Dated: March 29, 2018	/s/ Richard D. Isserman
Richard D. Isserman
Director

Dated: March 29, 2018	/s/ Nathan Leventhal
Nathan Leventhal
Director

Dated: March 29, 2018	/s/ Maurice Reznik
Maurice Reznik
Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Movado Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Movado Group, Inc. and its subsidiaries as of January 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the three years in the period ended January 31, 2018, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended January 31, 2018 appearing on page S-1 (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of January 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2018 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting, appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded JLB Brands Ltd. from its assessment of internal control over financial reporting as of January 31, 2018 because it was acquired by the Company in a purchase business combination during fiscal 2018.  We have also excluded JLB Brands Ltd. from our audit of internal control over financial reporting.  JLB Brands Ltd. is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting both represent 3% of the related consolidated financial statement amounts as of and for the year ended January 31, 2018.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

New York, New York

March 29, 2018

We have served as the Company’s auditor since 1976.

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Year Ended January 31,
	2018	2017	2016
Net sales	$567,953	$552,752	$594,923
Cost of sales	269,875	257,935	277,993
Gross profit	298,078	294,817	316,930
Selling, general, and administrative	254,878	240,836	246,823
Operating income	43,200	53,981	70,107
Other expense (Note 6)	—	(1,282)	—
Interest expense	(1,510)	(1,464)	(1,109)
Interest income	452	219	127
Income before income taxes	42,142	51,454	69,125
Provision for income taxes (Note 7)	57,367	16,315	23,360
Net (loss) / income	(15,225)	35,139	45,765
Less: Net income attributed to noncontrolling interests	—	78	671
Net (loss) / income attributed to Movado Group, Inc.	$(15,225)	$35,061	$45,094
Basic income per share:
Weighted basic average shares outstanding	23,073	23,070	23,525
Net (loss) / income per share attributed to Movado Group, Inc.	$(0.66)	$1.52	$1.92
Diluted income per share:
Weighted diluted average shares outstanding	23,073	23,267	23,774
Net (loss) / income per share attributed to Movado Group, Inc.	$(0.66)	$1.51	$1.90
Dividends paid per share	0.52	$0.52	$0.44

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Fiscal Year Ended January 31,
	2018		2017	2016
Comprehensive income, net of taxes:
Net (loss) / income including noncontrolling interests	$(15,225)		$35,139	$45,765
Other comprehensive income / (loss)
Net unrealized (loss) / gain on investments, net of tax (benefit) of $(13), $30 and $(15), respectively	(6)	*	8	(22)
Net change in effective portion of hedging contracts, net of tax (benefit) of $(9), $(10) and $10, respectively	(52)		(37)	50
Foreign currency translation adjustments	23,621		8,280	(30,314)
Total other comprehensive income / (loss), net of taxes	23,563		8,251	(30,286)
Comprehensive income including noncontrolling interests	8,338		43,390	15,479
Less: Comprehensive income attributed to noncontrolling interests	-		54	734
Total comprehensive income attributed to Movado Group, Inc.	$8,338		$43,336	$14,745

*Includes approximately twenty-one thousand dollars related to the tax effect of the tax rate change on marketable securities as a result of the early adoption of ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (see Note 7 – Income Taxes).

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 31,	January 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$214,811	$256,279
Trade receivables, net	83,098	66,847
Inventories	151,676	153,167
Other current assets	32,015	28,487
Total current assets	481,600	504,780

Property, plant and equipment, net	24,671	34,173
Deferred and non-current income taxes	6,443	24,837
Goodwill	60,269	—
Other intangibles, net	23,124	1,633
Other non-current assets	49,273	42,379
Total assets	$645,380	$607,802
LIABILITIES AND EQUITY
Current liabilities:
Loans payable to bank, current	$25,000	$5,000
Accounts payable	24,364	27,192
Accrued liabilities	32,814	28,241
Accrued payroll and benefits	15,129	6,820
Income taxes payable	2,989	4,149
Total current liabilities	100,296	71,402

Loans payable to bank	—	25,000
Deferred and non-current income taxes payable	33,063	3,322
Other non-current liabilities	41,686	34,085
Total liabilities	175,045	133,809

Commitments and contingencies (Note 9)
Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 27,342,802 and 27,176,656 shares issued and outstanding, respectively	273	272
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,641,950 and 6,644,105 shares issued and outstanding, respectively	66	66
Capital in excess of par value	189,808	185,354
Retained earnings	388,739	415,919
Accumulated other comprehensive income	100,343	76,780
Treasury Stock, 11,046,671 and 10,869,321 shares, respectively, at cost	(208,894)	(204,398)
Total Movado Group, Inc. shareholders' equity	470,335	473,993
Total liabilities and equity	$645,380	$607,802

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended January 31,
	2018	2017	2016
Cash flows from operating activities:
Net (loss) / income	$(15,225)	$35,139	$45,765
Adjustments to reconcile net (loss) / income to net cash provided by operating activities:
Depreciation and amortization	13,457	11,507	13,156
Write-down of inventories	3,792	2,757	3,108
Transactional (gains) / losses	(1,011)	2,041	(2,388)
Deferred income taxes	461	(3,753)	(1,817)
Stock-based compensation	4,874	7,281	6,123
Impairment of long-term investment	—	1,282	—
Operating efficiency initiatives and other items	—	—	3,996
Loss on disposal of fixed assets	—	—	310
Cost savings initiatives	13,587	—	—
Charge for 2017 tax act	45,002	—	—
Changes in assets and liabilities:
Trade receivables	(9,286)	2,878	(354)
Inventories	6,624	7,442	(3,133)
Other current assets	(3,824)	512	2,808
Accounts payable	(4,006)	(401)	774
Accrued liabilities	(416)	244	(94)
Accrued payroll and benefits	1,672	(4,227)	6,035
Income taxes payable	(1,898)	(2,479)	(746)
Other non-current assets	(6,630)	(7,569)	1,864
Other non-current liabilities	7,551	5,499	(848)
Net cash provided by operating activities	54,724	58,153	74,559
Cash flows from investing activities:
Capital expenditures	(5,810)	(5,920)	(8,070)
Trademarks and other intangibles	(556)	(328)	(650)
Short-term investment	—	(152)	—
Restricted cash deposits	1,018	(1,156)	(435)
Acquisition, net of cash acquired	(78,991)	—	—
Net cash (used in) investing activities	(84,339)	(7,556)	(9,155)
Cash flows from financing activities:
Proceeds from bank borrowings	—	3,000	50,000
Repayments of bank borrowings	(5,000)	(13,000)	(10,000)
Stock options exercised and other changes	(159)	(296)	(25)
Stock repurchase	(3,631)	(3,864)	(48,748)
Purchase of incremental ownership of joint venture	(162)	(1,320)	(4,267)
Debt issuance cost	—	—	(339)
Dividends paid	(11,934)	(11,930)	(10,312)
Net cash (used in) financing activities	(20,886)	(27,410)	(23,691)
Effect of exchange rate changes on cash and cash equivalents	9,033	4,904	(13,377)
Net (decrease) / increase in cash and cash equivalents	(41,468)	28,091	28,336
Cash and cash equivalents at beginning of year	256,279	228,188	199,852
Cash and cash equivalents at end of year	$214,811	$256,279	$228,188

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except per share amounts)

	Movado Group, Inc. Shareholders' Equity
	Preferred Stock	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interests	Total
Balance, January 31, 2015	$—	$268	$66	$174,826	$358,006	$98,854	$(149,811)	$2,076	$484,285
Net income					45,094			671	45,765
Dividends ($0.44 per share)					(10,312)				(10,312)
Stock options exercised, net of tax of $31		2		578			(636)		(56)
Joint venture incremental share purchase				(3,613)				(2,215)	(5,828)
Stock repurchase							(48,748)		(48,748)
Supplemental executive retirement plan				204					204
Stock-based compensation expense				6,123					6,123
Net unrealized loss on investments, net of tax benefit of $15						(22)			(22)
Net change in effective portion of hedging contracts, net of tax of $10						50			50
Foreign currency translation adjustment (3)						(30,377)		63	(30,314)
Balance, January 31, 2016	—	270	66	178,118	392,788	68,505	(199,195)	595	441,147
Net income					35,061			78	35,139
Dividends ($0.52 per share)					(11,930)				(11,930)
Stock options exercised, net of tax of $265		2		776			(1,339)		(561)
Joint venture incremental share purchase				(1,011)				(649)	(1,660)
Stock repurchase							(3,864)		(3,864)
Supplemental executive retirement plan				190					190
Stock-based compensation expense				7,281					7,281
Net unrealized gain on investments, net of tax of $30						8			8
Net change in effective portion of hedging contracts, net of tax benefit of $10						(37)			(37)
Foreign currency translation adjustment (3)						8,304		(24)	8,280
Balance, January 31, 2017	—	272	66	185,354	415,919	76,780	(204,398)	—	473,993
Net loss					(15,225)				(15,225)
Dividends ($0.52 per share)					(11,934)				(11,934)
Tax effect of rate change on marketable securities (4)					(21)	21			—
Stock options exercised		1		705			(865)		(159)
Stock repurchase							(3,631)		(3,631)
Supplemental executive retirement plan				124					124
Stock-based compensation expense (5)				3,625					3,625
Net unrealized loss on investments, net of tax benefit of $13						(27)			(27)
Net change in effective portion of hedging contracts, net of tax benefit of $9						(52)			(52)
Foreign currency translation adjustment (3)						23,621			23,621
Balance, January 31, 2018	$—	$273	$66	$189,808	$388,739	$100,343	$(208,894)	$—	$470,335

See Notes to Consolidated Financial Statement

(1)	Each share of common stock is entitled to one vote per share on all matters submitted to a vote of the shareholders.
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

(3)	The currency translation adjustment is not adjusted for income taxes to the extent that it relates to permanent investments of earnings in international subsidiaries.
(4)	Due to the early adoption of ASU 2018-02 (see Note 18 – Accounting Changes and Recent Accounting Pronouncements).
(5)	Stock-based compensation expense includes $1.2 million related to the Company’s cost savings initiatives.

NOTES TO MOVADO GROUP, INC.’S CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Movado Group, Inc. (together with its subsidiaries, the “Company”) designs, sources, markets and distributes quality watches with prominent brands in almost every price category comprising the watch industry. In fiscal 2018, the Company marketed the following distinct brands of watches: Coach, Concord, Ebel, Scuderia Ferrari, HUGO BOSS, Juicy Couture, Lacoste, Movado, Olivia Burton, Rebecca Minkoff/Uri Minkoff and Tommy Hilfiger.

Movado (with the exception of certain Movado collections, including Movado BOLD), Ebel and Concord watches are manufactured in Switzerland by independent third party assemblers and are manufactured using Swiss movements. All of the Company’s products are manufactured using components obtained from third party suppliers. Certain Movado collections of watches, including Movado BOLD, are manufactured by independent contractors in Asia using Swiss movements. Coach, Tommy Hilfiger, HUGO BOSS, Juicy Couture, Lacoste, Olivia Burton, Scuderia Ferrari and Rebecca Minkoff and Uri Minkoff watches are manufactured by independent contractors in Asia.

In addition to its sales to trade customers and independent distributors, the Company sells directly to consumers via its e-commerce platforms and also operates retail outlet locations throughout the United States, through which it sells current and discontinued models and factory seconds of all of the Company’s watches.

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

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

The financial statements of the Company’s international subsidiaries have been translated into United States dollars by translating balance sheet accounts at year-end exchange rates and statement of operations accounts at average exchange rates for the year. Foreign currency transaction gains and losses are charged or credited to earnings as incurred. Foreign currency translation gains and losses are reflected in the equity section of the Company’s consolidated balance sheets in Accumulated Other Comprehensive Income. The balance of the foreign currency translation adjustment, included in Accumulated Other Comprehensive Income, was $100.2 million and $76.6 million as of January 31, 2018 and 2017, respectively.

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

The Company’s trade customers include department stores, jewelry store chains and independent jewelers. All of the Company’s watch brands are also marketed outside the U.S. through a network of independent distributors. Accounts receivable are stated net of doubtful accounts, returns and allowances of $21.6 million, $18.9 million and $17.7 million at January 31, 2018, 2017 and 2016, respectively. Additionally, $2.3 million, $2.2 million and $1.6 million of receivables and allowances were recorded in non-current assets as of January 31, 2018, 2017 and 2016, respectively. Accounts receivable are also stated net of co-operative advertising allowances of $9.4 million, $7.8 million, and $9.8 million at January 31, 2018, 2017, and 2016, respectively. Co-operative advertising allowances are credits taken by the customer at a future date on previously executed co-operative advertising.

The Company’s concentrations of credit risk arise primarily from accounts receivable related to trade customers during the peak selling seasons. The Company has significant accounts receivable balances due from major national chain and department stores. The Company’s results of operations could be materially adversely affected in the event any of these customers or a group of these customers defaulted on all or a significant portion of their obligations to the Company as a result of financial difficulties. As of January 31, 2018, except for those accounts provided for in the allowance for doubtful accounts, the Company knew of no situations with any of the Company’s major customers which would indicate any such customer’s inability to make its required payments.

Inventories

The Company values its inventory at the lower of cost or net realizable value. Cost is determined using the average cost method. The Company performs reviews of its on-hand inventory to determine amounts, if any, of inventory that is deemed discontinued, excess, or unsaleable. Inventory classified as discontinued, together with the related component parts which can be assembled into saleable finished goods, is sold primarily through the Company’s outlet stores. When management determines that finished product is unsaleable, could not be sold at net realizable value or that it is economically impractical to build the excess components into watches for sale, a charge is recorded to value those products and components at the lower of cost or net realizable value.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation of buildings is provided using the straight-line method based on the useful life of 40 years. Depreciation of furniture and equipment is provided using the straight-line method based on the estimated useful lives of assets, which range from four to ten years. Computer software is amortized using the straight-line method over the useful life of five to ten years. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the lease or the estimated useful life of the leasehold improvement. Design fees and tooling costs are amortized using the straight-line method based on the useful life of three years. Upon the disposition of property, plant and equipment, the accumulated depreciation is deducted from the original cost and any gain or loss is reflected in operating income.

Intangibles

In accordance with applicable guidance, the Company estimates and records the fair value of purchased intangible assets at the time of their acquisition. The fair values of these intangible assets are estimated based on independent third-party appraisals. Finite-lived intangible assets are amortized over their respective estimated useful lives and are evaluated for impairment periodically and whenever events or changes in circumstances indicate that their related carrying values may not be fully recoverable. Estimates of fair value for finite-lived intangible assets are primarily determined using discounted cash flow analysis of such assets, with consideration of market comparisons and recent transactions. This approach uses significant estimates and assumptions, including projected future cash flows, discount rates and growth rates.

Intangible assets consist primarily of a trade name, trademarks and customer relationships and are recorded at cost. These intangible assets are amortized over a range from three to ten years. At January 31, 2018 and 2017, intangible assets at cost were $30.3 million and $8.1 million, respectively, and related accumulated amortization of intangibles was $7.3 million and $6.8 million, respectively. Amortization expense for fiscal 2018, 2017 and 2016 was $2.0 million, $0.4 million and $0.3 million, respectively.

Goodwill

At the time of an acquisition, in accordance with applicable guidance, the Company records all acquired net assets at their estimated fair values. These estimated fair values are based on management’s assessments and independent third-party appraisals. The excess of the purchase consideration over the aggregate estimated fair values of the acquired net assets is recorded as goodwill.

Goodwill is not amortized but is assessed for impairment at least annually on November 1st. Under applicable guidance, the Company generally performs its annual goodwill impairment analysis using a qualitative approach to determine whether it is more likely than not that the fair value of goodwill is less than its carrying value. If, based on the results of the qualitative assessment, it is concluded that it is more likely than not that the fair value of goodwill is less than its carrying value, a quantitative test is performed.

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

Determination of the fair value of a reporting unit and the fair value of individual assets and liabilities of a reporting unit is based on management’s assessment, including the consideration of independent third-party appraisals when necessary. Furthermore, this determination is subjective in nature and involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the amount of any such charge. Estimates of fair value are primarily determined using discounted cash flows, market comparisons, and recent transactions. These approaches use significant estimates and assumptions, including projected future cash flows, discount rates, growth rates, and determination of appropriate market comparisons.

At November 1, 2017, the Company evaluated goodwill for impairment. There were no indicators of impairment under this analysis and, accordingly, no impairment charge was recorded in fiscal 2018. The Company had no goodwill in fiscal 2017.

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

The Company performs an impairment review of its long-lived assets once events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. When such a determination has been made, management compares the carrying value of the asset groups with their estimated future undiscounted cash flows. If it is determined that an impairment has occurred, the fair value of the asset group is determined and compared to its carrying value. The excess of the carrying value over the fair value, if any, is recognized as loss during that period. The impairment is calculated as the difference between asset carrying values and the fair value of the long-lived assets.

Deferred Rent Obligations and Contributions from Landlords

The Company accounts for rent expense under non-cancelable operating leases with scheduled rent increases on a straight-line basis over the lease term. The excess of straight-line rent expense over scheduled payments is recorded as a deferred liability in accrued liabilities and other non-current liabilities. In addition, the Company receives build out contributions from landlords primarily as an incentive for the Company to lease retail store space from the landlords. This is also recorded as a deferred liability in accrued liabilities and other non-current liabilities. Such amounts are amortized as a reduction of rent expense over the life of the related lease.

Capitalized Software Costs

The Company capitalizes certain computer software costs after technological feasibility has been established. The costs are amortized utilizing the straight-line method over the economic lives of the related products ranging from two to ten years.

Derivative Financial Instruments

The Company accounts for its derivative financial instruments in accordance with the accounting guidance which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. A significant portion of the Company’s purchases are denominated in Swiss francs and, to a lesser extent, the Japanese Yen. The Company also sells to third-party customers in a variety of foreign currencies, most notably the Euro and the British Pound. The Company reduces its exposure to the Swiss franc, Euro, British Pound and Japanese Yen exchange rate risks through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. In the event these exposures do not offset, from time to time the Company uses forward contracts to further reduce the net exposures to currency fluctuations. Certain of these contracts meet the requirements of qualified hedges. In these circumstances, the Company designates and documents these derivative instruments as a cash flow hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. Changes in the fair value of hedges designated and documented as a cash flow hedge and which are highly effective, are recorded in other comprehensive income until the underlying transaction affects earnings, and then are later reclassified into earnings in the same account as the hedged transaction. The earnings impact is mostly offset by the effects of currency movements on the underlying hedged transactions. The Company formally assesses, both at the inception and at each financial quarter thereafter, the effectiveness of the derivative instrument hedging the underlying forecasted cash flow transaction. The Company does not exclude any designated cash flow hedges from its effectiveness testing. Any ineffectiveness related to the derivative financial instruments’ change in fair value will be recognized as other expense in the Consolidated Statements of Operations in the period in which the ineffectiveness was calculated.

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

Revenue Recognition

In the Wholesale segment, the Company recognizes its revenues upon transfer of title and risk of loss in accordance with its terms of sale and after the sales price is fixed and determinable and collectability is reasonably assured. In the Retail segment, transfer of title and risk of loss occurs at the time of register receipt. The Company records estimates for sales returns, volume-based programs and sales and cash discount allowances as a reduction of revenue in the same period that the sales are recorded. These estimates are based upon historical analysis, customer agreements and/or currently known factors that arise in the normal course of business. While returns have historically been within the Company’s expectations and the provisions established, future return rates may differ from those experienced in the past. Taxes imposed by governmental authorities on the Company's revenue-producing activities with customers, such as sales taxes and value added taxes, are excluded from net sales.

The Company’s sale of smart watches contains multiple deliverables. The first deliverable is the watch along with the software essential to the functionality of the watch delivered at the time of sale. The second deliverable is the software included free of charge that enables users to sync and view data on the Company’s mobile app. The third deliverable is the embedded right included with the purchase to receive unspecified firmware and software upgrades, when and if available. The Company allocates revenue to all deliverables using the relative selling price method. Amounts allocated to the delivered smart watch collections and the related essential software are recognized at the time of sale. Amounts allocated to the cloud service and app updates are deferred and recognized on a straight-line basis over the estimated two-year period the updates are expected to be provided. The Company’s smart watch collections were available in limited quantities and in limited distribution, and, as a result, these deferred amounts were immaterial as of January 31, 2018, 2017 and 2016, respectively.

Cost of Sales

Cost of sales of the Company’s products consist primarily of costs for raw materials, component costs, royalties, depreciation, amortization, assembly costs, design costs and unit overhead costs associated with the Company’s supply chain operations predominately in Switzerland and Asia. The Company’s supply chain operations consist of logistics management of assembly operations and product sourcing predominately in Switzerland and Asia and minor assembly in Switzerland.

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

Warranty liability for the fiscal years ended January 31, 2018, 2017 and 2016 was as follows (in thousands):

	2018	2017	2016
Balance, beginning of year	$2,728	$2,556	$2,710
Provision charged to operations	2,845	2,092	1,630
Settlements made	(2,285)	(1,920)	(1,784)
Balance, end of year	$3,288	$2,728	$2,556

Pre-opening Costs

Marketing and administrative costs associated with the opening of retail stores are expensed in the period incurred.

Marketing

The Company expenses the production costs of an advertising campaign at the commencement date of the advertising campaign. Included in marketing expenses are costs associated with co-operative advertising, media advertising, digital advertising, production costs and costs of point of sale materials and displays. These costs are recorded as SG&A expenses. The Company participates in co-operative advertising programs on a voluntary basis and receives a “separately identifiable benefit in exchange for the consideration.” Since the amount of consideration paid to the retailer does not exceed the fair value of the benefit received by the Company, these costs are recorded as SG&A expenses as opposed to being recorded as a reduction of revenue. Marketing expense for fiscal 2018, 2017 and 2016 was $73.1 million, $75.7 million and $77.6 million, respectively.

Included in other current assets and non-current assets in the consolidated balance sheets are the costs of certain prepaid advertising, including principally product displays and point of sale materials and to a lesser extent licensing agreements and sponsorships. Prepaid advertising accounted for $6.1 million and $6.2 million in other current assets for the years ended January 31, 2018 and 2017, respectively. Prepaid advertising accounted for $1.7 million and $3.1 million in other non-current assets for the years ended January 31, 2018 and 2017, respectively.

Shipping and Handling Costs

Amounts charged to customers for shipping and handling were $1.8 million, $1.9 million and $2.2 million for fiscal years 2018, 2017 and 2016, respectively. The costs related to shipping and handling were $5.2 million, $5.6 million and $6.5 million for fiscal years 2018, 2017 and 2016, respectively. These amounts incurred by the Company related to shipping and handling are included in net sales and cost of goods sold.

Collaborative Arrangement

The Company participates in a collaborative arrangement with Rebecca Minkoff, LLC relating to the Rebecca Minkoff and Uri Minkoff brand names. Both parties to the arrangement are active participants in the collaboration and are exposed to significant risks and rewards dependent on the commercial success of the activities. The arrangement involves various activities including the design, development, distribution and marketing of watches under the brand names. Amounts due between the parties to the arrangement related to sales and related activities are recorded in the Company’s cost of sales while those amounts related to general and administrative activities are recorded as an adjustment to selling, general and administrative expenses. The Company generated immaterial revenues and incurred immaterial expenses under its collaborative arrangement during fiscal 2018.

Income Taxes

The Company, under the guidance for Income Taxes (“ASC Topic 740”), follows the asset and liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax laws and tax rates, in each jurisdiction where the Company operates, and applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date. In addition, the amounts of any future tax benefits are reduced by a valuation allowance to the extent such benefits are not expected to be realized on a more-likely-than-not basis. The Company calculates estimated income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for both book and tax purposes.

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

The Tax Cuts and Jobs Act (“2017 Tax Act”) that was signed into law on December 22, 2017 constitutes a major change to the US tax system. The 2017 Tax Act significantly changed the existing U.S. corporate income tax laws by, among other things, lowering the corporate tax rate from 35% to 21%, limiting the deductibility of interest expense and executive compensation, implementing a territorial tax system, and imposing a one-time mandatory deemed repatriation transition tax (“Transition Tax”) on cumulative undistributed foreign earnings which have not been previously taxed. The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) which allows the Company to record provisional amounts related to the 2017 Tax Act and provides a measurement period of up to one year from the enactment date for companies to complete their accounting under ASC Topic 740.

The Company has not completed its full analysis with respect to the Global Intangible Low Taxed Income (“GILTI”) provision within the 2017 Tax Act which would require the current inclusion in federal taxable income of earnings of certain foreign controlled corporations. The Company is not yet able to make reasonable estimates of the tax impact of GILTI; therefore, it has not yet elected a policy as to whether it will recognize deferred taxes for basis differences expected to reverse as GILTI, or whether the Company will account for GILTI as period costs if and when incurred. The Company will continue to evaluate these provisions and elect an accounting policy within the measurement period.

The Company early adopted ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” which permits companies to reclassify disproportionate tax effects in accumulated other comprehensive income caused by the 2017 Tax Act to retained earnings. As a result, the Company made the election to reclassify the income tax effects of the 2017 Tax Act from AOCI to retained earnings in the current year. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial position.

Retail Comparable Stores

The Company considers comparable outlet store sales to be sales of stores that were open as of February 1st of the prior fiscal year through January 31st of the current fiscal year. The Company had 37 comparable outlet stores for the year ended January 31, 2018. The sales from stores that have been relocated, renovated or refurbished are included in the calculation of comparable store sales. The method of calculating comparable store sales varies across the retail industry. As a result, the Company’s method for the calculation of comparable store sales may not be the same as measures used or reported by other companies.

Earnings Per Share

The Company presents net income per share on a basic and diluted basis. Basic earnings per share is computed using weighted-average shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of shares outstanding adjusted for dilutive common stock equivalents.

The weighted-average number of shares outstanding for basic earnings per share were approximately 23,073,000, 23,070,000 and 23,525,000 for fiscal 2018, 2017 and 2016, respectively. For the fiscal year ended January 31, 2018, the number of shares outstanding for diluted earnings per share was the same as the basic earnings per share because the Company generated a net loss. For the fiscal years ended January 31, 2017 and 2016, the number of shares outstanding for diluted earnings per share were approximately 23,267,000 and 23,774,000, respectively. For the fiscal years ended January 31, 2017 and 2016, the number of shares outstanding for diluted earnings per share included approximately 197,000 and 249,000 due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans.

For the fiscal years ended January 31, 2018, 2017 and 2016 approximately 994,000, 785,000 and 637,000, respectively, of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

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

NOTE 2 – INVENTORIES

Inventories consisted of the following (in thousands):

	As of January 31,
	2018	2017
Finished goods	$112,712	$112,297
Component parts	37,404	38,482
Work-in-process	1,560	2,388
	$151,676	$153,167

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consisted of the following (in thousands):

	As of January 31,
	2018	2017
Land and buildings	$1,610	$1,490
Furniture and equipment	48,748	59,163
Computer software	32,359	32,077
Leasehold improvements	32,814	32,307
Design fees and tooling costs	2,398	1,787
	117,929	126,824
Less: accumulated depreciation	(93,258)	(92,651)
	$24,671	$34,173

Depreciation and amortization expense from operations related to property, plant and equipment for fiscal 2018, 2017 and 2016 was $11.8 million, $11.9 million and $12.4 million, respectively, which includes computer software amortization expense for fiscal 2018, 2017 and 2016 of $3.6 million, $3.5 million and $3.5 million, respectively.

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

As of January 31, 2018, $25.0 million in loans were drawn under the Facility. Additionally, approximately $0.3 million in letters of credit, which were outstanding under the Borrower’s pre-existing asset-based revolving credit facility that was concurrently terminated when the Credit Agreement became effective, are deemed to be issued and outstanding under the Facility. As of January 31, 2018, availability under the Facility was approximately $74.7 million. As of January 31, 2018, the Company classified all of the outstanding balance under the Facility as current, based on voluntary payments expected to be made in the next twelve months. As of February 28, 2018, the Company repaid all $25.0 million of its outstanding debt.

Borrowings under the Facility bear interest at rates selected periodically by the Company at LIBOR plus a spread ranging from 1.25% to 1.75% per annum, based on the Company’s consolidated leverage ratio or at a base rate plus a spread ranging from 0.25% to 0.75% per annum based on the Company’s consolidated leverage ratio (as defined in the Credit Agreement). At January 31, 2018, the Company’s spreads were 1.25% over LIBOR and 0.25% over the base rate. The Company has also agreed to pay certain fees and expenses and provide certain indemnities, all of which are customary for such financings.

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

The Borrowers are also subject to a minimum consolidated EBITDA (as defined in the Credit Agreement) test of $50.0 million, measured at the end of each fiscal quarter based on the four most recent fiscal quarters and a consolidated leverage ratio (as defined in the Credit Agreement) covenant not to exceed 2.50 to 1.00, measured as of the last day of each fiscal quarter. As of January 31, 2018, the Company was in compliance with its covenants under the Credit Agreement.

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

As of January 31, 2018, Bank of America, N.A. issued two irrevocable standby letters of credit in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada. As of January 31, 2018, the Company had outstanding letters of credit totaling $0.3 million with expiration dates through May 31, 2018.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified maturity with a Swiss bank. As of January 31, 2018 and 2017, these lines of credit totaled 6.5 million Swiss francs and 6.5 million Swiss francs with a dollar equivalent of $7.0 million and $6.6 million, respectively. As of January 31, 2018 and 2017, there were no borrowings against these lines. As of January 31, 2018, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.2 million, in various foreign currencies, of which $0.6 million is a restricted deposit as it relates to lease agreements. As of January 31, 2017, two European banks have guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.2 million, in various foreign currencies, of which $0.6 million is a restricted deposit as it relates to a lease agreement.

NOTE 5 – DERIVATIVE FINANCIAL INSTRUMENTS

As of January 31, 2018, the Company’s entire net forward contracts hedging portfolio consisted of 19.0 million Swiss francs equivalent, 10.6 million Euros equivalent and 4.7 million British Pounds equivalent with various expiry dates ranging through June 13, 2018.

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for derivatives as of January 31, 2018 and 2017 (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	2018 Fair Value	2017 Fair Value	Balance Sheet Location	2018 Fair Value	2017 Fair Value
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$544	$145	Accrued Liabilities	$2	$211
Total Derivative Instruments		$544	$145		$2	$211

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	2018 Fair Value	2017 Fair Value	Balance Sheet Location	2018 Fair Value	2017 Fair Value
Derivatives designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$—	$—	Accrued Liabilities	$44	$—
Total Derivative Instruments		$—	$—		$44	$—

As of January 31, 2018 and 2017, the balance of deferred net gains on derivative financial instruments documented as cash flow hedges included in accumulated other comprehensive income (“AOCI”) were immaterial for both periods, respectively. The maximum length of time the Company hedges its exposure to the fluctuation in future cash flows for forecasted transactions is 24 months. For the fiscal year ended January 31, 2018, the Company reclassified from AOCI to earnings $0.9 million of net loss, net of tax benefit of $0.2 million. For the fiscal year ended January 31, 2017, the Company reclassified from AOCI to earnings $0.4 million of net gains, net of tax of $0.1 million. No ineffectiveness has been recorded in fiscal years 2018 and 2017, respectively.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of January 31, 2018 and 2017 (in thousands):

		Fair Value at January 31, 2018
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$275	$—	$—	$275
Short-term investment	Other current assets	164	—	—	164
SERP assets - employer	Other non-current assets	994	—	—	994
SERP assets - employee	Other non-current assets	38,577	—	—	38,577
Hedge derivatives	Other current assets	—	544	—	544
Total		$40,010	$544	$—	$40,554
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$38,577	$—	$—	$38,577
Hedge derivatives	Accrued liabilities	—	46	—	46
Total		$38,577	$46	$—	$38,623

		Fair Value at January 31, 2017
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$309	$—	$—	$309
Short-term investment	Other current assets	154			154
SERP assets - employer	Other non-current assets	1,091	—	—	1,091
SERP assets - employee	Other non-current assets	30,831	—	—	30,831
Hedge derivatives	Other current assets	—	145	—	145
Total		$32,385	$145	$—	$32,530
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$30,831	$—	$—	$30,831
Hedge derivatives	Accrued liabilities	—	211	—	211
Total		$30,831	$211	$—	$31,042

The fair values of the Company’s available-for-sale securities are based on quoted prices.  The fair value of the short-term investment, which is a guaranteed investment certificate, is based on its purchase price plus one half of a percent calculated annually. The assets related to the Company’s defined contribution supplemental executive retirement plan (“SERP”) consist of both employer (employee unvested) and employee assets which are invested in investment funds with fair values calculated based on quoted market prices. The SERP liability represents the Company’s liability to the employees in the plan for their vested balances. The hedge derivatives are entered into by the Company principally to reduce its exposure to Swiss franc and Euro exchange rate risks. Fair values of the Company’s hedge derivatives are calculated based on quoted foreign exchange rates and quoted interest rates. The carrying amount of debt approximated fair value as of January 31, 2018. During fiscal 2017, the Company determined that an investment in a privately held company experienced an other than temporary impairment and recorded a charge of $1.3 million, in other expenses in the Company’s Consolidated Statements of Operations, to reduce the carrying value to zero in the United States location of the Wholesale segment.

NOTE 7 - INCOME TAXES

The 2017 Tax Act that was signed into law on December 22, 2017 significantly changed existing U.S. corporate income tax laws by, among other things, lowering the corporate tax rate from 35% to 21%, limiting the deductibility of interest expense and executive compensation, implementing a territorial tax system, and imposing a one-time mandatory deemed Transition Tax on undistributed foreign earnings which have not been previously taxed. Undistributed foreign earnings in the form of cash and cash equivalents will be taxed at a rate of 15.5% and all other earnings will be taxed at a rate of 8.0%.

On December 22, 2017, the SEC issued SAB 118, which allows the Company to record provisional amounts related to the 2017 Tax Act and provides a measurement period of up to one year from the enactment date for companies to complete their accounting under ASC Topic 740. The 2017 Tax Act is complex and the Company has not completed its accounting for the tax effects of the enactment. The $45.0 million estimated impact of the law as of January 31, 2018 is based on management’s current interpretations of the 2017 Tax Act and is subject to changes to the Company’s analysis and assumptions related to certain matters, such as changes to estimates and amounts related to the earnings and profits and tax pools of certain subsidiaries, the Company’s indefinite reinvestment assertion, including the measurement of deferred taxes on foreign unremitted earnings, and its policy related to the treatment of withholding tax transaction gains and losses. The estimated impact of the 2017 Tax Act is also subject to change as a result of additional guidance from, and interpretations by, U.S. regulatory and standard-setting bodies. The Company expects to complete its assessment of these items within the measurement period, and any adjustments to the provisional amounts initially recorded will be included as an adjustment to income tax expense or benefit in the period in which the amounts are determined.

The Company has not completed its full analysis with respect to the GILTI provision within the 2017 Tax Act which would require the current inclusion in federal taxable income of earnings of certain foreign controlled corporations.  The Company is not yet able to make reasonable estimates of the tax impact of GILTI; therefore, it has not yet elected a policy as to whether it will recognize deferred taxes for basis differences expected to reverse as GILTI or whether the Company will account for GILTI as period costs if and when incurred. As a result, the Company has not included an estimate of tax expense or benefit related to GILTI within the financial statements. The Company will continue to evaluate these provisions and elect an accounting policy within the measurement period.

The Company has recorded its best estimate of the impact of the 2017 Tax Act in its fiscal year 2018 provision for income taxes in accordance with its understanding of the 2017 Tax Act and, as a result, has recorded a provisional tax expense of $45.0 million in the fourth quarter, the period in which the legislation was enacted. The provisional amount related to the Transition Tax, which will be paid in installments over eight years, was $28.2 million based on an estimate of foreign earnings of $279.9 million. The provisional amount related to the re-measurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was $8.3 million. In light of the 2017 Tax Act, the Company continues to evaluate its assertion related to the permanent reinvestment of earnings in its foreign operations. The provisional change to deferred taxes related to withholding and U.S. state income taxes were $8.5 million based on unremitted foreign earnings of $236.8 million, which are earmarked for future repatriation. The Company performs a quarterly assessment reviewing its global cash projections and investment needs, and considers such factors as projected future results, continued need for investment in the overseas business as well as cash needs in the U.S., among other countries. A deferred tax liability has not been recorded for the remaining undistributed foreign earnings of approximately $83.7 million. In accordance with SAB 118, if the Company revises its assertion regarding the permanent reinvestment of foreign earnings during the measurement period, the change would be recorded as part of the 2017 Tax Act enactment.

FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which permits companies to reclassify disproportionate tax effects in accumulated other comprehensive income caused by the 2017 Tax Act to retained earnings. The Company early adopted ASU 2018-02 during the fourth quarter of fiscal 2018 (see Note 18 – Accounting Changes and Recent Accounting Pronouncements) and, as a result, the Company made the election to reclassify the income tax effects of the 2017 Tax Act from AOCI to retained earnings. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial position.

Income before provision for income taxes on a legal entity basis consists of the following (in thousands):

	2018	2017	2016
U.S. income before taxes	$11,731	$26,299	$44,384
Non-U.S. income before taxes	30,411	25,155	24,741
Income before income taxes	$42,142	$51,454	$69,125

The Company conducts business globally and, as a result, is subject to income taxes in the U.S. federal, state, local and foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities in many countries, such as Germany, Hong Kong, Switzerland and the United States. The Company is no longer subject to income tax examination for years ended prior to January 31, 2014, with few exceptions.

The provision for income taxes for the fiscal years ended January 31, 2018, 2017 and 2016 consists of the following components (in thousands):

	2018	2017	2016
Current:
U.S. Federal	$31,599	$14,079	$17,776
U.S. State and Local	960	1,117	1,434
Non-U.S.	7,145	5,091	5,291
	39,704	20,287	24,501
Deferred:
U.S. Federal	16,671	(4,231)	(1,995)
U.S. State and Local	622	(167)	(228)
Non-U.S.	370	426	1,082
	17,663	(3,972)	(1,141)
Provision for income taxes	$57,367	$16,315	$23,360

Significant components of the Company’s deferred income tax assets and liabilities as of January 31, 2018 and 2017 are as follows (in thousands):

	2018 Deferred Taxes		2017 Deferred Taxes
	Assets	Liabilities	Assets	Liabilities
Net operating loss carryforwards	$10,589	$—	$10,516	$—
Inventory	2,199	—	3,782	—
Unprocessed returns	955	—	1,200	—
Receivables allowances	227	—	1,151	—
Deferred compensation	12,985	—	18,955	—
Unrepatriated earnings	—	11,690	—	2,956
Capital loss carryforwards	—	—	389	—
Depreciation/amortization	—	4,440	—	1,245
Other provisions/accruals	63	—	207	—
Miscellaneous	—	199	955	—
	27,018	16,329	37,155	4,201
Valuation allowance	(8,960)	—	(8,714)	—
Total deferred tax assets and liabilities	$18,058	$16,329	$28,441	$4,201

As of January 31, 2018, the Company had no U.S. federal net operating loss carryforwards and had U.S. state and foreign net operating loss carryforwards of approximately $9.0 million and $39.1 million, respectively, with expiration dates ranging from 1-10 years and some foreign jurisdictions with an indefinite carryforward period. Of the foreign net operating losses, $16.4 million are related to Switzerland and the remaining is related to Germany, China and other foreign countries.

A valuation allowance is required to be established unless management determines it is more likely than not that the Company will ultimately utilize the tax benefit associated with a deferred tax asset. The Company has U.S. state and foreign valuation allowances of $0.1 million and $8.9 million, respectively, which are primarily related to net operating loss carryforwards.

Management will continue to evaluate the appropriate level of valuation allowance on all deferred tax assets considering such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax and business strategies that could potentially enhance the likelihood of realization of the deferred tax assets.

The Company adopted the provisions of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” during the first quarter of fiscal year 2018 (see Note 18 – Accounting Changes and Recent Accounting Pronouncements for additional disclosures). The new guidance requires, among other provisions, that excess tax benefits and tax deficiencies associated with stock-based compensation to be recorded as an income tax expense or benefit in the period in which the awards vest or are settled. Prior to fiscal year 2018, the recognition of deductible windfall tax benefits related to stock-based compensation was prohibited until realized through a reduction to income taxes payable. Shortfall tax expenses of $1.1 million was recorded in income tax expense during fiscal year 2018. Shortfall tax expenses of $0.3 million and $0.0 million were recorded in additional paid-in-capital during fiscal years 2017 and 2016, respectively.

The provision for income taxes differs from the U.S. federal statutory rate due to the following (in thousands):

	Fiscal Year Ended January 31,
	2018	2017	2016
Provision for income taxes at the U.S. statutory rate	$14,248	$18,009	$24,194
Lower effective non-U.S. income tax rate	(4,378)	(4,725)	(4,463)
Change in valuation allowance	136	828	986
U.S. tax provided on earnings of non-U.S. subsidiaries	—	541	1,029
Change in liabilities for uncertain tax positions, net	(381)	215	(98)
State and local taxes, net of federal benefit	626	617	1,234
Impact of 2017 Tax Act	45,002	—	—
Excess tax deficiencies from stock-based compensation	1,094	—	—
Non-deductible acquisition costs	786	—	—
Other, net	234	830	478
Total provision for income taxes	$57,367	$16,315	$23,360

Due to the 2017 Tax Act, the Company had a U.S. federal statutory blended rate of 33.8%, for its fiscal year ended January 31, 2018. For fiscal years 2017 and 2016, the federal statutory rate in the above table remains at 35%. The effective tax rate for fiscal 2018 was 136.1%, primarily due to the impact of the 2017 Tax Act and excess tax deficiencies related to stock-based compensation, partially offset by foreign profits being taxed in lower taxing jurisdictions. The effective tax rate for fiscal 2017 was 31.7%, primarily as a result of foreign profits being taxed in lower taxing jurisdictions, partially offset by no tax benefit being recognized on certain earnings of foreign subsidiaries and U.S. tax provided on earnings of non-U.S. subsidiaries. The effective tax rate for fiscal 2016 was 33.8%, primarily as a result of foreign profits being taxed in lower taxing jurisdictions, partially offset by U.S. tax provided on earnings of non-U.S. subsidiaries.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (exclusive of interest) for the fiscal years ended January 31, 2018, 2017 and 2016 are as follows (in thousands):

	2018	2017	2016
Beginning balance	$2,619	$2,481	$2,657
Additions for tax positions taken in the current year	180	142	175
Tax positions taken in prior years	148	—	—
Lapse of statute of limitations	(630)	—	(311)
Settlements	(149)	—	—
Non U.S. currency exchange fluctuations	186	(4)	(40)
Ending balance	$2,354	$2,619	$2,481

Included in the balances at January 31, 2018, January 31, 2017 and January 31, 2016 are $2.3 million, $2.6 million, and $2.4 million of unrecognized tax benefits which would impact the Company’s effective tax rate, if recognized. Interest and penalties, if any, related to unrecognized tax benefits are recorded as income tax expense in the consolidated statement of operations. As of January 31, 2018, January 31, 2017 and January 31, 2016, the Company had $0.8 million, $0.7 million and $0.6 million, respectively of accrued interest (net of tax benefit) and penalties related to unrecognized tax benefits. During fiscal years 2018, 2017 and 2016, the Company accrued $0.1 million, $0.1 million and $0.1 million of interest (net of tax benefit) and penalties.

NOTE 8 – LEASES

The Company leases office, distribution, retail and manufacturing facilities, and office equipment under operating leases, which expire at various dates through June 2030. Certain leases include renewal options and the payment of real estate taxes and other occupancy costs. Some leases also contain rent escalation clauses (step rents) that require additional rent amounts in the later years of the term. Rent expense for leases with step rents is recognized on a straight-line basis over the minimum lease term. Likewise, capital funding and other lease concessions that are occasionally provided to the Company are recorded as deferred rent and amortized on a straight-line basis over the minimum lease term as adjustments to rent expense. Rent expense for equipment and distribution, factory and office facilities under operating leases was approximately $17.8 million, $14.2 million and $13.5 million in fiscal 2018, 2017 and 2016, respectively.

Minimum annual rentals under noncancelable operating leases as of January 31, 2018, excluding real estate taxes and operating costs, are as follows (in thousands):

Fiscal Year Ending January 31,
2019	$11,607
2020	7,490
2021	7,041
2022	6,245
2023	5,563
Thereafter	28,234
$66,180

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company has minimum commitments related to the Company’s license agreements and endorsement agreements with brand ambassadors. The Company sources, distributes, advertises and sells watches pursuant to its exclusive license agreements with unaffiliated licensors. Royalty amounts under the license agreements are generally based on a stipulated percentage of revenues, although most of these agreements contain provisions for the payment of minimum annual royalty amounts. The license agreements have various terms and some have additional renewal options, provided that minimum sales levels are achieved. Additionally, the license agreements require the Company to pay minimum annual advertising amounts. As of January 31, 2018, the total amount of the Company’s minimum commitments related to its license agreements and endorsement agreements was $202.0 million.

The Company had outstanding purchase obligations of $83.8 million with suppliers at the end of fiscal 2018 primarily for raw materials, finished watches and packaging in the normal course of business. These purchase obligation amounts do not represent total anticipated purchases but represent only amounts to be paid for items required to be purchased under agreements that are enforceable, legally binding and specify minimum quantity, price and term.

Due to the enactment of the 2017 Tax Act, the Company estimated a provisional obligation associated with the Transaction Tax to be $28.2 million, which will be paid in installments over eight years. This provisional amount, as well as the current estimated timing of payments, is subject to change based on additional guidance from and interpretations by U.S. regulatory and standard-setting bodies and changes in assumptions.

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

During fiscal 2018, the Company released to cash $1.0 million in restricted cash deposits that were previously recorded in other current assets on the Company’s Consolidated Balance Sheet, related to a certain vendor agreement.

In December 2016, U.S. Customs and Border Protection (“U.S. Customs”) issued an audit report concerning the methodology used by the Company to allocate the cost of certain watch styles imported into the U.S. among the component parts of those watches for tariff purposes. The report disputes the reasonableness of the Company’s historical allocation formulas and proposes an alternative methodology that would imply approximately $5.1 million in underpaid duties over the five-year period covered by the statute of limitations, plus possible penalties and interest. The Company believes that U.S. Customs’ alternative duty methodology and estimate are not consistent with the Company’s facts and circumstances and is disputing U.S. Customs’ position. The Company continues to provide U.S. Customs with supplemental analyses and information supporting the Company’s historical allocation formulas. Although the Company disagrees with U.S. Customs’ position, it cannot predict with any certainty the outcome of this matter. The Company intends to continue to work with U.S. Customs to reach a mutually-satisfactory resolution.

The Company is involved in legal proceedings and claims from time to time, in the ordinary course of its business. Legal reserves are recorded in accordance with the accounting guidance for contingencies. Contingencies are inherently unpredictable and it is possible that results of operations, balance sheets or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, such matters. For those legal proceedings and claims for which the Company believes that it is probable that a reasonably estimable loss may result, the Company records a reserve for the potential loss. For proceedings and claims where the Company believes it is reasonably possible that a loss may result that is materially in excess of amounts accrued for the matter, the Company either discloses an estimate of such possible loss or range of loss or includes a statement that such an estimate cannot be made. As of January 31, 2018, the Company is party to legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition, future results of operations beyond the amounts accrued, or cash flows.

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

The weighted-average assumptions used with the Black-Scholes option-pricing model for the calculation of the fair value of stock option grants during fiscal 2018 were: expected term of 6.0 years; risk-free interest rate of 1.93%; expected volatility of 46.16% and dividend yield of 1.51%. The weighted-average grant date fair value of options granted during the fiscal year ended January 31, 2018 was $9.15. The weighted-average assumptions used with the Black-Scholes option-pricing model for the calculation of the fair value of stock option grants during fiscal 2017 were: expected term of 6.0 years; risk-free interest rate of 1.42%; expected volatility of 47.81% and dividend yield of 1.01%. The weighted-average grant date fair value of options granted during the fiscal year ended January 31, 2017 was $11.17. The weighted-average assumptions used with the Black-Scholes option-pricing model for the calculation of the fair value of stock option grants during fiscal 2016 were: expected term of 5.0 years; risk-free interest rate of 1.34%; expected volatility of 48.77% and dividend yield of 0.81%. The weighted-average grant date fair value of options granted during the fiscal year ended January 31, 2016 was $12.31.

Total compensation expense for stock option grants recognized during the fiscal years ended January 31, 2018, 2017 and 2016 was approximately $0.5 million, net of tax of $0.3 million and $1.3 million, net of tax of $0.8 million and $1.1 million, net of tax of $0.6 million, respectively. Expense related to stock option compensation is recognized on a straight-line basis over the vesting term. As of January 31, 2018, there was approximately $1.6 million of unrecognized compensation cost related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 1.8 years. Total consideration received for stock option exercises during the fiscal years ended January 31, 2018, 2017 and 2016 was approximately $2.0 million, $1.0 million and $0.6 million, respectively. The windfall tax expense realized on these exercises in fiscal 2018 was approximately $0.5 million.

Transactions for stock options under the Plan since fiscal 2015 are summarized as follows:

	Outstanding Options	Weighted- Average Exercise Price
January 31, 2015	616,220	$30.08
Options granted	126,880	$30.36
Options exercised	(28,450)	$21.49
Options cancelled	(15,050)	$33.32
January 31, 2016	699,600	$30.41
Options granted	200,346	$26.97
Options exercised	(40,588)	$25.68
Options cancelled	—	$—
January 31, 2017	859,358	$29.83
Options granted	161,205	$23.35
Options exercised	(85,600)	$23.18
Options cancelled	(173,262)	$30.21
January 31, 2018	761,701	$29.12

The total fair value of stock options exercised for the fiscal years ended January 31, 2018, 2017 and 2016 was approximately $0.5 million, $0.2 million and $0.2 million, respectively. The total fair value of the stock options vested for the fiscal years ended January 31, 2018, 2017 and 2016 was approximately $1.3 million, $2.0 million and $2.9 million, respectively.

The following table summarizes outstanding and exercisable stock options as of January 31, 2018:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$21.03 - $24.02	161,955	9.2	$23.34	750	$22.04
$24.03 - $27.02	166,012	4.2	$26.59	166,012	$26.59
$27.03 - $30.02	140,811	8.2	$27.74	—	$—
$30.03 - $33.02	189,770	6.1	$30.35	124,540	$30.34
$33.03 - $42.02	19,853	6.4	$40.52	19,853	$40.52
$42.03 - $45.02	83,300	6.2	$42.12	83,300	$42.12
	761,701	6.3	$29.12	394,455	$31.75

The total intrinsic value of outstanding stock options as of January 31, 2018, 2017 and 2016 was approximately $2.3 million, $0.6 million and $0.3 million, respectively. The total intrinsic value of exercisable stock options as of January 31, 2018, 2017 and 2016 was approximately $0.7 million, $0.4 million and $0.3 million, respectively.

Under the Plan, the Company has the ability to grant stock awards to employees. Stock awards generally vest three years from the date of grant. Expense for these grants is recognized on a straight-line basis over the vesting period. The fair value of stock awards is equal to the closing price of the Company’s publicly-traded common stock on the grant date.

For fiscal years 2018, 2017 and 2016, compensation expense for stock awards was approximately $1.8 million, net of tax of $1.1 million, $3.2 million, net of tax of $2.0 million and $2.7 million, net of tax of $1.7 million, respectively. The Company elected, as part of the adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” (see Note 18 – Accounting Changes and Recent Accounting Pronouncements), to continue its existing accounting treatment for forfeitures, which are estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest and thus, current period compensation expense has been adjusted for estimated forfeitures based on historical data. As of January 31, 2018, there was approximately $3.6 million of unrecognized compensation cost related to unvested stock awards. These costs are expected to be recognized over a weighted-average period of 1.6 years.

Transactions for stock award units under the Plan since fiscal 2015 are summarized as follows:

	Number of Stock Award Units	Weighted- Average Grant Date Fair Value
January 31, 2015	337,356	$34.72
Units granted	136,310	$29.48
Units vested	(83,578)	$29.99
Units forfeited	(15,490)	$35.70
January 31, 2016	374,598	$33.83
Units granted	187,777	$27.76
Units vested	(170,010)	$31.85
Units forfeited	(11,207)	$34.50
January 31, 2017	381,158	$31.71
Units granted	133,245	$23.31
Units vested	(115,574)	$39.44
Units forfeited	(56,059)	$30.27
January 31, 2018	342,770	$26.07

Upon the vesting of a stock award, shares equal to the number of underlying stock award units are issued from the pool of authorized shares. The total fair value of stock award units that vested during fiscal 2018, 2017 and 2016 was approximately $2.6 million, $4.8 million, and $2.5 million, respectively. The windfall tax expense realized on the vested stock awards for fiscal 2018 was $0.6 million. The weighted-average grant date fair values for stock awards for fiscal 2018, 2017, and 2016 were $23.31, $27.76 and $29.48, respectively. Unvested stock award units had a total fair value of approximately $10.5 million, $10.3 million, and $9.6 million for fiscal 2018, 2017 and 2016, respectively.

NOTE 11 – OTHER EMPLOYEE BENEFIT PLANS

The Company maintains an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. In addition, the Company maintains defined contribution employee benefit plans for its employees located in Switzerland, Asia and the United Kingdom. Company contributions and expenses of administering the plans were $3.1 million, $3.1 million and $2.9 million in fiscal 2018, 2017 and 2016, respectively.

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

During fiscal 2018, 2017 and 2016, the Company recorded expenses related to the SERP of $0.6 million, $0.9 million, which includes $0.3 million related to the retirement of the Company’s former Vice Chairman and Chief Operating Officer, and $0.4 million, respectively.

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income at January 31, consisted of the following (in thousands):

	Currency Translation Adjustments	Available- for-sale securities		Hedging Contracts	Total
Balance, January 31, 2017	$76,569	$197		$14	$76,780
Other comprehensive income / (loss) before reclassifications	23,621	(6	)*	874	24,489
Amounts reclassified from accumulated other comprehensive income (1)	—	—		(926)	(926)
Net current-period other comprehensive income / (loss)	23,621	(6)		(52)	23,563
Balance, January 31, 2018	$100,190	$191		$(38)	$100,343

	Currency Translation Adjustments	Available- for-sale securities		Hedging Contracts	Total
Balance, January 31, 2016	$68,265	$189		$51	$68,505
Other comprehensive income / (loss) before reclassifications	8,389	8		(408)	7,989
Amounts reclassified from accumulated other comprehensive income (1)	(85)	—		371	286
Net current-period other comprehensive income / (loss)	8,304	8		(37)	8,275
Balance, January 31, 2017	$76,569	$197		$14	$76,780

*        Includes approximately twenty-one thousand dollars related to the tax effect of the tax rate change on marketable securities (see Note 7 – Income Taxes).

(1)	Amounts in fiscal 2018 and 2017 were reclassified to operating income in the Consolidated Statements of Operations.

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

The Company divides its business into two major geographic locations: United States operations, and International, which includes the results of all non-U.S. Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 32.1%, 9.2%, 7.7% and 5.1%, respectively, of the Company’s total net sales for fiscal 2018. For fiscal 2017, the Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 23.1%, 8.9%, 8.1% and 6.3%, respectively, of the Company’s total net sales. For fiscal 2016, the Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 21.2%, 10.5%, 7.4% and 6.1%, respectively, of the Company’s total net sales. Substantially all of the Company’s tangible International assets are owned by the Company’s Swiss and Hong Kong subsidiaries.

Operating Segment Data as of and for the Fiscal Year Ended January 31, (in thousands):

	Net Sales (5)
	2018	2017	2016
Wholesale:
Owned brands category	$204,897	$205,396	$219,012
Licensed brands category	277,323	265,137	297,227
After-sales service and all other	9,862	13,911	13,770
Total Wholesale	492,082	484,444	530,009
Retail	75,871	68,308	64,914
Consolidated total	$567,953	$552,752	$594,923

	Operating Income (1) (2) (3) (4) (6) (7)
	2018	2017	2016
Wholesale	$28,296	$41,773	$58,242
Retail	14,904	12,208	11,865
Consolidated total	$43,200	$53,981	$70,107

	Total Assets		Capital Expenditures
	2018	2017	2018	2017	2016
Wholesale	$621,965	$584,518	$3,133	$5,666	$5,902
Retail	23,415	23,284	2,677	254	2,168
Consolidated total	$645,380	$607,802	$5,810	$5,920	$8,070

	Depreciation and Amortization
	2018	2017	2016
Wholesale	$11,765	$9,875	$11,561
Retail	1,692	1,632	1,595
Consolidated total	$13,457	$11,507	$13,156

Geographic Location Data as of and for the Fiscal Year Ended January 31, (in thousands):

	Net Sales (5)			Operating (Loss) / Income (1) (2) (3) (4) (6) (7)
	2018	2017	2016	2018	2017	2016
United States	$260,606	$296,311	$326,206	$(629)	$16,917	$29,867
International	307,347	256,441	268,717	43,829	37,064	40,240
Consolidated total	$567,953	$552,752	$594,923	$43,200	$53,981	$70,107

	Total Assets		Property, Plant and Equipment, Net
	2018	2017	2018	2017
United States	$188,346	$207,246	$16,570	$19,197
International	457,034	400,556	8,101	14,976
Consolidated total	$645,380	$607,802	$24,671	$34,173
(1)

Fiscal 2018 Wholesale and United States and International operating (loss) / income included a charge of $6.8 million related to transaction charges and the amortization of acquisition accounting adjustments associated with the purchase of the Olivia Burton brand.

(2)

Fiscal 2018 Wholesale and United States and International operating (loss) / income included a charge of $13.6 million as part of the Company’s cost savings initiatives. In fiscal 2018, the Company took actions to better align its global infrastructure with the current business environment by consolidating certain operations and streamlining functions to reduce costs and improve profitability. Also, in light of the changing retail landscape and the growing importance of digital marketing and online sales, the Company decided to cease its participation in the Baselworld Watch and Jewelry Show.

(3)

Fiscal 2017 Wholesale and United States operating income included a pre-tax charge of $1.8 million, as a result of the immediate vesting of stock awards and certain other compensation related to the announcement of the retirement of the Company’s former Vice Chairman and Chief Operating Officer, in fiscal 2017.

(4)

Fiscal 2016 Wholesale and United States and International operating income included a $4.0 million charge as a result of actions taken by the Company in fiscal 2016 to achieve greater operating efficiencies and streamline its operations.

(5)

The United States and International net sales are net of intercompany sales of $268.1 million, $289.2 million and $309.1 million for the fiscal years ended January 31, 2018, 2017 and 2016, respectively.

(6)	The United States operating income included $25.2 million, $26.3 million and $27.0 million of unallocated corporate expenses for the fiscal years ended January 31, 2018, 2017 and 2016, respectively.
(7)

The International operating income included $41.5 million, $40.0 million and $44.5 million of certain intercompany profits related to the Company’s supply chain operations for the fiscal years ended January 31, 2018, 2017 and 2016, respectively.

NOTE 14 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents unaudited selected interim operating results of the Company for fiscal 2018 and 2017 (in thousands, except per share amounts):

	Quarter
	1st	2nd	3rd	4th
Fiscal 2018
Net sales	$99,265	$128,781	$190,693	$149,214
Gross profit	$49,137	$66,126	$104,070	$78,745
(Loss) / Income before income taxes	$(3,882)	$8,056	$24,850	$13,118
Net (loss) / income attributed to Movado Group, Inc.	$(4,159)	$5,482	$17,360	$(33,908)
Basic income per share:
Net (loss) / income attributed to Movado Group, Inc.	$(0.18)	$0.24	$0.75	$(1.47)
Diluted income per share:
Net (loss) / income attributed to Movado Group, Inc.	$(0.18)	$0.24	$0.75	$(1.47)
Fiscal 2017
Net sales	$114,063	$128,086	$179,818	$130,785
Gross profit	$61,317	$70,263	$98,550	$64,687
Income before income taxes	$5,060	$9,796	$29,501	$7,097
Net income	$3,337	$6,355	$20,215	$5,232
Net income attributed to Movado Group, Inc.	$3,308	$6,306	$20,215	$5,232
Basic income per share:
Net income attributed to Movado Group, Inc.	$0.14	$0.27	$0.88	$0.23
Diluted income per share:
Net income attributed to Movado Group, Inc.	$0.14	$0.27	$0.87	$0.22

As each quarter is calculated as a discrete period, the sum of the four quarters may not equal the calculated full year amount. This is in accordance with prescribed reporting requirements.

NOTE 15 - SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows (in thousands):

	Fiscal Year Ended January 31,
	2018	2017	2016
Cash paid during the year for:
Interest	$1,223	$1,121	$797
Income taxes, net	$20,366	$22,768	$22,500
Supplemental disclosures of non-cash investing activities:
Additions to property, plant and equipment included in accrued liabilities	$—	$4	$—

NOTE 16 – NET (LOSS) / INCOME ATTRIBUTED TO MOVADO GROUP, INC. AND TRANSFERS TO NONCONTROLLING INTEREST

	For Fiscal Year Ended January 31, (in thousands)
	2018	2017	2016
Net (loss) / income attributed to Movado Group, Inc.	$(15,225)	$35,061	$45,094
Transfers to the noncontrolling interest
Decrease in Movado Group, Inc.’s paid-in capital for purchase of joint venture common shares	—	(1,011)	(3,613)
Net transfers to noncontrolling interest	—	(1,011)	(3,613)
Change from net (loss) / income attributed to Movado Group, Inc. and transfers to noncontrolling interest	$(15,225)	$34,050	$41,481

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

NOTE 17 – TREASURY STOCK

On August 29, 2017, the Board approved a share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. The Company may purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise. This authorization expires on August 29, 2020 and replaced a prior share repurchase program approved by the Board on March 31, 2016 under which the Company was authorized to purchase up to $50.0 million of its outstanding common stock from time to time and under which approximately $5.5 million had been repurchased. During the fiscal year ended January 31, 2018, under both the new and previously authorized repurchase plans, the Company repurchased a total of 140,507 shares of its common stock at a total cost of approximately $3.6 million, or an average of $25.84 per share, which included 40,000 shares repurchased from the Movado Group Foundation at a total cost of approximately $1.1 million, or an average of $27.13 per share. During the fiscal year ended January 31, 2017, under the previously issued share repurchase program, the Company repurchased a total of 157,499 shares of its common stock at a total cost of approximately $3.9 million, or an average of $24.54 per share, which included 35,000 shares repurchased from the Movado Group Foundation at a total cost of approximately $1.0 million, or an average of $29.03 per share.

There were 36,843 and 47,310 shares of common stock repurchased during the fiscal year ended January 31, 2018 and 2017, respectively, as a result of the surrender of shares in connection with the vesting of certain stock awards. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

NOTE 18 – ACCOUNTING CHANGES AND RECENT ACCOUNTING PRONOUNCEMENTS

On February 14, 2018, FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which permits companies to reclassify disproportionate tax effects in accumulated other comprehensive income caused by the 2017 Tax Act to retained earnings. The Company early adopted ASU 2018-02 during the fourth quarter of fiscal 2018 (see Note 7 – Income Taxes) and, as a result, the Company made the election to reclassify the income tax effects of the 2017 Tax Act from AOCI to retained earnings. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial position.

On January 26, 2017, FASB issued ASU 2017-04, “Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment,” which eliminates the requirement to calculate the implied fair value when calculating goodwill, essentially eliminating step two from the goodwill impairment test. The new standard requires goodwill impairment to be based upon the results of step one of the impairment test, which evaluates the extent, if any, by which the carrying value of a reporting unit exceeds its fair value, with any resulting impairment not exceeding the carrying amount of goodwill. The Company early adopted ASU 2017-04 on a prospective basis during the second quarter of fiscal 2018 in light of goodwill recorded in the period, which was associated with the acquisition of the Olivia Burton brand (see Note 21 – Acquisitions). The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial position.

On January 5, 2017, FASB issued ASU 2017-01, “Business Combinations: Clarifying the Definition of a Business,” which clarifies the definition of a business. The objective of this ASU is to assist entities in determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company early adopted ASU 2017-01 on a prospective basis during the second quarter of fiscal 2018, in connection with the acquisition of the Olivia Burton brand (see Note 21 – Acquisitions). The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial position.

On March 30, 2016, FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which amends the accounting for certain aspects of share-based payments to employees. The new guidance requires, among its other provisions, that excess tax benefits (which represent the excess of actual tax benefits received at the date of vesting or settlement over the benefits recognized over the vesting period or upon issuance of share-based payments) and tax deficiencies (which represent the amount by which actual tax benefits received at the date of vesting or settlement are lower than the benefits recognized over the vesting period or upon issuance of share-based payments) be recorded in the income statement as an increase or decrease in income taxes when the awards vest or are settled. Prior to the adoption of ASU 2016-09, the excess tax benefits were required to be recognized in additional paid-in capital, and the tax deficiencies were required to be recognized either as an offset to accumulated excess tax benefits, if any, or in the income statement. The new guidance also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows rather than, as previously required, a financing activity. The Company adopted the provisions of ASU 2016-09 during the first quarter of fiscal 2018. The Company applied the change in the presentation on the cash flow statement retrospectively, which did not have a material impact on the Company’s consolidated financial statements. In addition, the guidance allows for a policy election to account for forfeitures as they occur, however, the Company continues to apply its policy of estimating forfeiture rates.

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

On February 25, 2016, FASB issued ASU 2016-02, “Leases,” which requires lessees to recognize most leases on the balance sheet. This change is expected to increase both reported assets and liabilities. The new lease standard does not substantially change lessor accounting. The requirements of this standard include a significant increase in required disclosures and will result in a material increase to the company’s total assets and liabilities through recognition of right-of-use assets and related lease liabilities. On January 5, 2018, FASB issued ASU 2018-01, “Leases: Land Easement Practical Expedient for Transition to Topic 842,” which permits an entity to elect an optional transition practical expedient related to land easements. For public companies, the standards will be effective for the first interim reporting period within annual periods beginning after December 15, 2018, although early adoption is permitted. Lessees and lessors will be required to apply the new standards at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance, using a modified retrospective transition method. The Company is analyzing the impact of the adoption of this guidance on the Company’s consolidated financial statements, including assessing changes that might be necessary to information technology systems, processes and internal controls to capture data and address changes in financial reporting.

On May 28, 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This pronouncement affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, FASB deferred the effective date of the guidance. The new revenue standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and allows either a full retrospective adoption to all periods presented or a modified retrospective adoption approach with the cumulative effect of initial application of the revised guidance recognized at the date of initial application. Early adoption is permitted for periods beginning after December 15, 2016. On March 30, 2016, FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Principal versus Agent Considerations),” to clarify the implementation guidance on principal versus agent considerations. On April 14, 2016, FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Identifying Performance Obligations and Licensing),” to clarify the implementation guidance on identifying performance obligations and accounting for licenses of intellectual property. On May 9, 2016, FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Narrow-Scope Improvements and Practical Expedients),” to clarify the implementation guidance on assessing collectability, presentation of sales taxes, noncash consideration and completed contracts and contract modifications at transition. The Company has assessed the impact of the guidance by reviewing its existing customer contracts and current accounting policies and practices to identify differences that will result from applying the new requirements, including the evaluation of its performance obligations, transaction price, customer payments, transfer of control and principal versus agent considerations. The Company does anticipate some timing changes, notably related to the recognition of markdowns and returns, which upon adoption, will reduce the Company's retained earnings by approximately $0.7 million to record additional markdown and return allowances as a reduction to accounts receivable. The Company has adopted the new standard on February 1, 2018 under the modified retrospective method and will apply certain practical expedients available under the new standard.

NOTE 19 – OPERATING EFFICIENCY INITIATIVES AND OTHER ITEMS

In fiscal 2016, the Company commenced an initiative to achieve greater operating efficiencies and streamline its operations, primarily at certain of its foreign subsidiaries. The Company recorded a total of $4.0 million of pre-tax expenses during fiscal 2016 and substantially completed the actions under this initiative as of January 31, 2016.

A summary roll forward of costs related to the operating efficiency initiatives and other items is as follows (in thousands):

	Balance at January 31, 2017	Cash payments	Foreign exchange	Accrued balance at January 31, 2018
Severance	$78	$(1)	$5	$82
Occupancy charges	330	(134)	12	208
Total	$408	$(135)	$17	$290

NOTE 20 – COST SAVINGS INITIATIVES

In fiscal 2018, the Company took actions to better align its global infrastructure with the current business environment by consolidating certain operations and streamlining functions to reduce costs and improve profitability. Also, in light of the changing retail landscape and the growing importance of digital marketing and online sales, the Company decided to cease its participation in the Baselworld Watch and Jewelry Show. As a result, the Company recorded $13.6 million of pre-tax expenses primarily for severance and payroll related expenses, fixed assets, other and occupancy charges, predominantly impacting the Company’s North American and Swiss operations. The Company substantially completed the actions under the cost savings initiatives as of January 31, 2018.

A summary rollforward of costs related to the cost savings initiatives is as follows (in thousands):

	Fiscal 2018 Charges (2)	Cash payments	Non-cash adjustments	Foreign exchange	Accrued balance at January 31, 2018
Severance and payroll related (1)	$5,630	$(5,895)	$1,124	$72	$931
Fixed assets (1)	5,166	—	(5,166)	—	—
Other (1)	2,692	(1,847)	—	74	919
Occupancy charges (1)	99	(34)	—	9	74
Total	$13,587	$(7,776)	$(4,042)	$155	$1,924

(1)

The total severance and payroll related charges of $5.6 million include $4.3 million in SG&A and $1.3 million in Cost of Sales in the Consolidated Statement of Operations for the fiscal year ended January 31, 2018. The fixed assets charges of $5.2 million, other charges of $2.7 million and occupancy charges of $0.1 million are included in SG&A in the Consolidated Statement of Operations for the fiscal year ended January 31, 2018. These accrued balances are located in accrued liabilities in the Company’s Consolidated Balance Sheets.

(2)	The United States and International locations of the Wholesale segment include a pre-tax charge of $3.9 million and $9.7 million, respectively, for the fiscal year ended January 31, 2018.

NOTE 21 – ACQUISITIONS

On July 3, 2017, the Company, through a wholly-owned U.K. subsidiary, acquired JLB Brands Ltd. (“JLB”), the owner of the Olivia Burton brand, one of the United Kingdom’s fastest growing fashion watch and jewelry brands, for $78.2 million, or £60.0 million in cash, subject to working capital and other closing adjustments. After giving effect to the closing adjustments, the purchase price was $79.0 million, or £60.7 million, net of cash acquired of approximately $5.9 million, or £4.5 million. The acquisition was funded with cash on hand of the Company’s non-U.S. subsidiaries, and no debt was assumed in the acquisition. The acquisition adds a new brand with significant global growth potential to the Company’s portfolio.

The results of JLB’s operations have been included in the consolidated financial statements since the date of acquisition within the International location of the Wholesale segment. In the United States and International locations of the Wholesale segment, for the fiscal year ended January 31, 2018, operating income included $0.4 million and $6.4 million, respectively, of expenses primarily related to transaction costs and adjustments in acquisition accounting, as a result of the Company’s purchase of JLB.

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

Inventories (as of July 3, 2017) include a step-up adjustment of approximately $0.8 million, which was expensed over the sell-through cycle of three months. The components of Trade name and other intangibles (as of July 3, 2017) include a trade name of approximately $12.8 million (amortized over 10 years), and customer relationships of $8.6 million (amortized over 6 years).

The Company recorded goodwill (as of July 3, 2017) of $55.3 million based on the amount by which the purchase price exceeded the fair value of the net assets acquired. Goodwill is not deductible for income tax purposes.

The operating results of JLB have been included in the Company’s Consolidated Financial Statements beginning July 3, 2017. Net sales and operating income of JLB since the date of acquisition through January 31, 2018 were $17.8 million and $5.3 million, respectively.

JLB’s operating results exclude sales recognized and expenses incurred by certain wholly-owned subsidiaries of the Company in support of the Olivia Burton brand.

The following table provides the Company’s unaudited pro forma net sales, net (loss) / income and net (loss) / income per basic and diluted common share as if the results of operations of JLB had been included in the Company’s operations commencing on February 1, 2016, based on available information relating to operations of JLB. This pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized by the Company had the JLB acquisition been consummated at the beginning of the period for which the pro forma information is presented, or of future results.

	Fiscal Year Ended January 31,
	2018	2017
(In thousands, except per share data)	(Unaudited)
Net sales	$579,217	$571,321
Net (loss) / income	$(8,992)	$37,851

Basic income per share:
Net (loss) / income per share attributed to Movado Group, Inc.	$(0.39)	$1.64

Diluted income per share:
Net (loss) / income per share attributed to Movado Group, Inc.	$(0.39)	$1.63

The change in the carrying amount of the Company’s goodwill, which is included in the International location of the Wholesale segment, is as follows (in thousands):

Total
Balance at January 31, 2017	$—
Acquisition of JLB	55,322
Foreign exchange impact	4,947
Balance at January 31, 2018	$60,269

At November 1, 2017, the Company evaluated goodwill for impairment. There were no indicators of impairment under this analysis and, accordingly, no impairment charge was recorded in fiscal 2018.

Trade name and other intangible assets consist of the following (in thousands):

	Fiscal year ended
	January 31, 2018
	Gross carrying amount	Accumulated amortization	Foreign exchange	Net
Intangible assets subject to amortization:
Trade name	$12,766	$(781)	$1,111	$13,096
Customer relationships	8,598	(876)	735	8,457
Total intangible assets	$21,364	$(1,657)	$1,846	$21,553

Estimated amortization expense for the next five years is: approximately $2.9 million in fiscal years 2019 through 2023 and approximately $6.6 million in total over the next five years thereafter, ending in fiscal 2028, at prevailing foreign exchange rates.

Schedule II

MOVADO GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at beginning of year	Net (benefit) / provision charged to operations	Currency revaluation	Net write-offs	Balance at end of year
Year ended January 31, 2018:
Doubtful accounts	$5,499	$(176)	$289	$(1,431)	$4,181
Returns	11,648	30,477	288	(30,054)	12,359
Other sales allowances	3,959	9,887	340	(6,842)	7,344
Total	$21,106	$40,188	$917	$(38,327)	$23,884
Year ended January 31, 2017:
Doubtful accounts	$4,274	$1,739	$52	$(566)	$5,499
Returns	10,856	30,075	10	(29,293)	11,648
Other sales allowances	4,179	8,749	(19)	(8,950)	3,959
Total	$19,309	$40,563	$43	$(38,809)	$21,106
Year ended January 31, 2016:
Doubtful accounts	$3,247	$2,251	$(190)	$(1,034)	$4,274
Returns	8,736	27,433	(147)	(25,166)	10,856
Other sales allowances	5,068	6,459	(65)	(7,283)	4,179
Total	$17,051	$36,143	$(402)	$(33,483)	$19,309

Description	Balance at beginning of year	Net provision charged to operations	Currency revaluation	Adjustments	Balance at end of year
Year ended January 31, 2018:
Deferred tax asset valuation (1)	$8,714	$628	$97	$(479)	$8,960
Year ended January 31, 2017:
Deferred tax asset valuation (2)	$8,089	$716	$100	$(191)	$8,714
Year ended January 31, 2016:
Deferred tax asset valuation (3)	$8,307	$986	$(636)	$(568)	$8,089

(1) The detail of adjustments is as follows:		(2) The detail of adjustments is as follows:
Expiration of tax losses	$(479)	Prior year adjustments	$89
	$(479)	Reversal due to legal entity elimination	(280)
			$(191)

(3) The detail of adjustments is as follows:
Prior year adjustments	$177
Expired tax losses	(745)
$(568)

S-1