Form 10-Q
period 2018-04-30
MOVADO GROUP INC
filed 2018-05-30
CIK 72573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2018

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

The number of shares outstanding of the registrant’s Common Stock and Class A Common Stock as of May 22, 2018 were 16,470,139 and 6,626,950, respectively.

MOVADO GROUP, INC.

Index to Quarterly Report on Form 10-Q

April 30, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	April 30,	January 31,	April 30,
	2018	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$176,959	$214,811	$233,594
Trade receivables, net	79,965	83,098	66,457
Inventories	159,032	151,676	160,376
Other current assets	36,213	32,015	32,555
Total current assets	452,169	481,600	492,982
Property, plant and equipment, net	23,560	24,671	31,962
Deferred and non-current income taxes	8,157	6,443	24,864
Goodwill	58,484	60,269	—
Other intangibles, net	21,720	23,124	1,386
Other non-current assets	48,042	49,273	43,847
Total assets	$612,132	$645,380	$595,041
LIABILITIES AND EQUITY
Current liabilities:
Loans payable to bank, current	$—	$25,000	$5,000
Accounts payable	29,333	24,364	22,981
Accrued liabilities	43,972	47,943	37,530
Income taxes payable	4,650	2,989	1,349
Total current liabilities	77,955	100,296	66,860
Loans payable to bank	—	—	25,000
Deferred and non-current income taxes payable	32,998	33,063	3,312
Other non-current liabilities	40,231	41,686	35,349
Total liabilities	151,184	175,045	130,521
Commitments and contingencies (Note 9)
Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 27,579,421, 27,342,802 and 27,286,230 shares issued and outstanding, respectively	276	273	273
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,626,950, 6,641,950 and 6,651,950 shares issued and outstanding, respectively	66	66	67
Capital in excess of par value	194,792	189,808	186,628
Retained earnings	391,526	388,739	408,778
Accumulated other comprehensive income	85,004	100,343	74,893
Treasury Stock, 11,093,282, 11,046,671 and 10,943,527 shares, respectively, at cost	(210,716)	(208,894)	(206,119)
Total Movado Group, Inc. shareholders' equity	460,948	470,335	464,520
Total liabilities and equity	$612,132	$645,380	$595,041

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended April 30,
	2018	2017
Net sales	$127,149	$99,265
Cost of sales	59,625	50,128
Gross profit	67,524	49,137
Selling, general, and administrative	59,385	52,785
Operating income / (loss)	8,139	(3,648)
Interest expense	(222)	(356)
Interest income	57	122
Income / (loss) before income taxes	7,974	(3,882)
(Benefit) / provision for income taxes (Note 10)	(141)	277
Net income / (loss) attributed to Movado Group, Inc.	$8,115	$(4,159)

Basic income per share:
Weighted basic average shares outstanding	23,097	23,075
Net income / (loss) per share attributed to Movado Group, Inc.	$0.35	$(0.18)

Diluted income per share:
Weighted diluted average shares outstanding	23,448	23,075
Net income / (loss) per share attributed to Movado Group, Inc.	$0.35	$(0.18)

Dividends declared per share	$0.20	$0.13

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2018	2017
Comprehensive income / (loss), net of taxes:
Net income / (loss)	$8,115	$(4,159)
Net unrealized gain / (loss) on investments, net of tax (benefit) of $(5) and $(6), respectively	14	(12)
Net change in effective portion of hedging contracts, net of tax (benefit) of $(25) and $(26), respectively	(127)	(145)
Foreign currency translation adjustments	(15,226)	(1,730)
Total other comprehensive (loss), net of taxes	$(15,339)	$(1,887)
Total comprehensive (loss) attributed to Movado Group, Inc.	$(7,224)	$(6,046)

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2018	2017
Cash flows from operating activities:
Net income / (loss)	$8,115	$(4,159)
Adjustments to reconcile net income / (loss) to net cash (used in) operating activities:
Depreciation and amortization	3,383	2,885
Transactional (gains)	(242)	(712)
Write-down of inventories	483	359
Deferred income taxes	(1,553)	(64)
Stock-based compensation	1,214	1,243
Cost savings initiative	—	6,334
Changes in assets and liabilities:
Trade receivables	443	493
Inventories	(11,548)	(7,953)
Other current assets	(6,583)	(3,833)
Accounts payable	5,690	(4,155)
Accrued liabilities	(3,315)	(3,981)
Income taxes payable	1,722	(2,800)
Other non-current assets	988	(1,489)
Other non-current liabilities	(1,417)	1,278
Net cash (used in) operating activities	(2,620)	(16,554)
Cash flows from investing activities:
Capital expenditures	(1,686)	(397)
Trademarks and other intangibles	(168)	(40)
Net cash (used in) investing activities	(1,854)	(437)
Cash flows from financing activities:
Repayments of bank borrowings	(25,000)	—
Stock options exercised and other changes	3,105	(692)
Dividends paid	(4,604)	(2,982)
Stock repurchase	(1,186)	(1,028)
Net cash (used in) financing activities	(27,685)	(4,702)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(5,693)	(992)
Net (decrease) in cash, cash equivalents, and restricted cash	(37,852)	(22,685)
Cash, cash equivalents, and restricted cash at beginning of period	215,411	256,879
Cash, cash equivalents, and restricted cash at end of period	$177,559	$234,194

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$176,959	$233,594
Restricted cash included in other non-current assets	600	600
Cash, cash equivalents, and restricted cash	$177,559	$234,194

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

BASIS OF PRESENTATION

The accompanying interim unaudited consolidated financial statements have been prepared by Movado Group, Inc. (the “Company”), in a manner consistent with that used in the preparation of the annual audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2018 (the “2018 Annual Report on Form 10-K”). The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the periods reported. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial position and results of operations for the periods presented. The consolidated balance sheet data at January 31, 2018 is derived from the audited annual financial statements, which are included in the Company’s 2018 Annual Report on Form 10-K and should be read in connection with these interim unaudited financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

NOTE 1 – RECLASSIFICATIONS

As discussed below in Note 2 Changes to Critical Accounting Policies, certain reclassifications were made to prior years’ financial statement amounts and related note disclosures to conform to fiscal 2019 presentation.

NOTE 2 - CHANGES TO CRITICAL ACCOUNTING POLICIES

Revenue

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) which supersedes nearly all existing revenue recognition guidance. Subsequent to the issuance of Topic 606, the FASB clarified the guidance through several Accounting Standard Updates; hereinafter the collection of revenue guidance is referred to as “ASC 606”.

On February 1, 2018, the Company adopted ASC 606 using the modified retrospective method and the Company recognized a reduction of $0.7 million to opening retained earnings as the cumulative effect of adopting the new revenue standard. This adjustment did not have a material impact on the Company’s Consolidated Financial Statements. (See Note 17 - Revenue for additional disclosures required by ASC 606).

Statement of Cash Flows

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) — Restricted Cash,” which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. With this standard, amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. We adopted this guidance on February 1, 2018, and the guidance has been retrospectively applied to all periods presented. The changes to the beginning of period balance presented in the consolidated statement of cash flows are as follows (in thousands):

	January 31, 2018		January 31, 2017
		As previously		As previously
	As adjusted	reported	As adjusted	reported
Cash and cash equivalents	$214,811	$214,811	$256,279	$256,279
Restricted funds included in other non-current assets	600	—	600	—
Beginning of period balance presented in the statement of cash flows	$215,411	$214,811	$256,879	$256,279

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands) as of April 30, 2018 and 2017 and January 31, 2018:

		Fair Value at April 30, 2018
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$251	$—	$—	$251
Short-term investment	Other current assets	157	—	—	157
SERP assets - employer	Other non-current assets	1,008	—	—	1,008
SERP assets - employee	Other non-current assets	37,210	—	—	37,210
Hedge derivatives	Other current assets	—	124	—	124
Total		$38,626	$124	$—	$38,750
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$37,210	$—	$—	$37,210
Hedge derivatives	Accrued liabilities	—	704	—	704
Total		$37,210	$704	$—	$37,914

		Fair Value at January 31, 2018
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$275	$—	$—	$275
Short-term investment	Other current assets	164	—	—	164
SERP assets - employer	Other non-current assets	994	—	—	994
SERP assets - employee	Other non-current assets	38,577	—	—	38,577
Hedge derivatives	Other current assets	—	544	—	544
Total		$40,010	$544	$—	$40,554
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$38,577	$—	$—	$38,577
Hedge derivatives	Accrued liabilities	—	46	—	46
Total		$38,577	$46	$—	$38,623

		Fair Value at April 30, 2017
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$291	$—	$—	$291
Short-term investment	Other current assets	147	—	—	147
SERP assets - employer	Other non-current assets	1,241	—	—	1,241
SERP assets - employee	Other non-current assets	32,421	—	—	32,421
Hedge derivatives	Other current assets	—	205	—	205
Total		$34,100	$205	$—	$34,305
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$32,421	$—	$—	$32,421
Hedge derivatives	Accrued liabilities	—	162	—	162
Total		$32,421	$162	$—	$32,583

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

NOTE 4 – EQUITY

The components of equity for the three months ended April 30, 2018 and 2017 are as follows (in thousands):

	Movado Group, Inc. Shareholders' Equity
	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, January 31, 2018	$273	$66	$189,808	$388,739	$(208,894)	$100,343	$470,335
Net income				8,115			8,115
Dividends				(4,604)			(4,604)
Adoption of new revenue recognition standard (Topic 606)				(724)			(724)
Stock repurchase					(1,186)		(1,186)
Stock options exercised	3		3,738		(636)		3,105
Supplemental executive retirement plan			32				32
Stock-based compensation expense			1,214				1,214
Net unrealized gain on investments, net of tax of $5						14	14
Net change in effective portion of hedging contracts, net of tax benefit of $25						(127)	(127)
Foreign currency translation adjustment (3)						(15,226)	(15,226)
Balance, April 30, 2018	$276	$66	$194,792	$391,526	$(210,716)	$85,004	$460,948

	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, January 31, 2017	$272	$66	$185,354	$415,919	$(204,398)	$76,780	$473,993
Net (loss)				(4,159)			(4,159)
Dividends				(2,982)			(2,982)
Stock repurchase					(1,028)		(1,028)
Stock options exercised	1	1	(1)		(693)		(692)
Supplemental executive retirement plan			32				32
Stock-based compensation expense			1,243				1,243
Net unrealized loss on investments, net of tax benefit of $6						(12)	(12)
Net change in effective portion of hedging contracts, net of tax of $26						(145)	(145)
Foreign currency translation adjustment (3)						(1,730)	(1,730)
Balance, April 30, 2017	$273	$67	$186,628	$408,778	$(206,119)	$74,893	$464,520

(1)	Each share of common stock is entitled to one vote per share on all matters submitted to a vote of the shareholders.
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

The Company divides its business into two major geographic locations: United States operations, and International, which includes the results of all non-U.S. Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 32.5%, 10.8%, 10.4% and 7.9%, respectively, of the Company’s total net sales for the three months ended April 30, 2018. For the three months ended April 30, 2017, the Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 26.6%, 10.4%, 9.8% and 8.1%, respectively, of the Company’s total net sales.

Operating Segment Data for the Three Months Ended April 30, 2018 and 2017 (in thousands):

	Net Sales
	2018	2017
Wholesale:
Owned brands category	$41,583	$33,142
Licensed brands category	65,850	51,369
After-sales service and all other	4,666	2,649
Total Wholesale	112,099	87,160
Retail	15,050	12,105
Consolidated total	$127,149	$99,265

	Operating Income / (Loss) (3) (4)
	2018	2017
Wholesale	$6,366	$(4,488)
Retail	1,773	840
Consolidated total	$8,139	$(3,648)

	Total Assets
	April 30, 2018	January 31, 2018	April 30, 2017
Wholesale	$587,052	$621,965	$570,552
Retail	25,080	23,415	24,489
Consolidated total	$612,132	$645,380	$595,041

Geographic Location Data for the Three Months Ended April 30, 2018 and 2017 (in thousands):

	Net Sales		Operating (Loss) / Income (3) (4)
	2018	2017	2018	2017
United States (1)	$48,843	$44,795	$(5,982)	$(9,781)
International (2)	78,306	54,470	14,121	6,133
Consolidated total	$127,149	$99,265	$8,139	$(3,648)

United States and International net sales are net of intercompany sales of $64.6 million and $62.3 million for the three months ended April 30, 2018 and 2017, respectively.

(1)	The United States operating income included $10.1 million and $6.2 million of unallocated corporate expenses for the three months ended April 30, 2018 and 2017, respectively.
(2)

The International operating income included $11.0 million and $7.7 million of certain intercompany profits related to the Company’s supply chain operations for the three months ended April 30, 2018 and 2017, respectively.

(3)

In the United States and International locations of the Wholesale segment, for the three months ended April 30, 2017, operating (loss) / income included a pre-tax charge of $3.8 million and $2.5 million, respectively, as a result of the Company’s cost savings initiatives.

(4)

In the International location of the Wholesale segment, for the three months ended April 30, 2018, operating income included $0.8 million of expenses primarily related to the amortization of acquired intangible assets, as a result of the Company’s acquisition of the Olivia Burton brand.

	Total Assets
	April 30, 2018	January 31, 2018	April 30, 2017
United States	$193,919	$188,346	$197,507
International	418,213	457,034	397,534
Consolidated total	$612,132	$645,380	$595,041

	Property, Plant and Equipment, Net
	April 30, 2018	January 31, 2018	April 30, 2017
United States	$16,179	$16,570	$18,224
International	7,381	8,101	13,738
Consolidated total	$23,560	$24,671	$31,962

NOTE 6 – INVENTORIES

Inventories consisted of the following (in thousands):

	April 30, 2018	January 31, 2018	April 30, 2017
Finished goods	$118,057	$112,712	$119,445
Component parts	39,651	37,404	39,473
Work-in-process	1,324	1,560	1,458
	$159,032	$151,676	$160,376

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

As of April 30, 2018, there were no loans drawn under the Facility. Additionally, approximately $0.3 million in letters of credit, which were outstanding under the Borrower’s pre-existing asset-based revolving credit facility that was concurrently terminated when the Credit Agreement became effective, are deemed to be issued and outstanding under the Facility. As of April 30, 2018, availability under the Facility was approximately $99.7 million.

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

The Borrowers are also subject to a minimum consolidated EBITDA (as defined in the Credit Agreement) test of $50.0 million, measured at the end of each fiscal quarter based on the four most recent fiscal quarters and a consolidated leverage ratio (as defined in the Credit Agreement) covenant not to exceed 2.50 to 1.00, measured as of the last day of each fiscal quarter. As of April 30, 2018, the Company was in compliance with its covenants under the Credit Agreement.

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

As of April 30, 2018, Bank of America, N.A. issued two irrevocable standby letters of credit in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada. As of April 30, 2018, the Company had outstanding letters of credit totaling $0.3 million with expiration dates through May 31, 2018.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified maturity with a Swiss bank. As of April 30, 2018 and 2017, these lines of credit totaled 6.5 million Swiss francs and 6.5 million Swiss francs with a dollar equivalent of $6.6 million and $6.5 million, respectively. As of April 30, 2018 and 2017, there were no borrowings against these lines. As of April 30, 2018 two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.2 million, in various foreign currencies, of which $0.6 million is a restricted deposit as it relates to lease agreements. As of April 30, 2017, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.2 million in various foreign currencies, of which $0.5 million is a restricted deposit as it relates to lease agreements.

NOTE 8 – EARNINGS PER SHARE

The Company presents net income per share on a basic and diluted basis. Basic earnings per share are computed using weighted-average shares outstanding during the period. Diluted earnings per share are computed using the weighted-average number of shares outstanding adjusted for dilutive common stock equivalents.

The weighted-average number of shares outstanding for basic earnings per share was approximately 23,097,000 and 23,075,000 for the three months ended April 30, 2018 and 2017, respectively. For the three months ended April 30, 2018, the number of shares outstanding for diluted earnings per share increased by approximately 352,000 due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans and SERP. For the three months ended April 30, 2017, the number of shares outstanding for diluted earnings per share was the same as the basic earnings per share because the Company generated a net loss.

For the three months ended April 30, 2018 and 2017, approximately 136,000 and 998,000, respectively, of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

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

Due to the enactment of the Tax Cuts and Jobs Act (“2017 Tax Act”), the Company estimated a provisional obligation associated with the Transition Tax to be $28.2 million, which will be paid in installments over eight years. This provisional amount, as well as the current estimated timing of payments, is subject to change based on additional guidance from and interpretations by U.S. regulatory and standard-setting bodies and changes in assumptions.

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

The Company is involved in legal proceedings and claims from time to time, in the ordinary course of its business. Legal reserves are recorded in accordance with the accounting guidance for contingencies. Contingencies are inherently unpredictable and it is possible that results of operations, balance sheets or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, such matters. For those legal proceedings and claims for which the Company believes that it is probable that a reasonably estimable loss may result, the Company records a reserve for the potential loss. For proceedings and claims where the Company believes it is reasonably possible that a loss may result that is materially in excess of amounts accrued for the matter, the Company either discloses an estimate of such possible loss or range of loss or includes a statement that such an estimate cannot be made. As of April 30, 2018, the Company is party to legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition, future results of operations beyond the amounts accrued, or cash flows.

NOTE 10 – INCOME TAXES

On December 22, 2017, the 2017 Tax Act was signed into law, which significantly changed U.S. corporate income tax laws by, among other things, lowering the corporate tax rate from 35% to 21%, limiting the deductibility of interest expense and executive compensation, establishing a territorial tax system, and imposing a one-time mandatory deemed Transition Tax on undistributed foreign earnings which have not been previously taxed.

As of April 30, 2018, the amounts recorded in fiscal year 2018 related to the 2017 Tax Act are unchanged and remain provisional for the Transition Tax, the remeasurement of deferred taxes, and our assessment of permanently reinvested earnings. These estimates are subject to revision due to changes in the Company’s analysis and assumptions related to certain matters, such as updates to estimates and amounts related to the earnings and profits and tax pools of certain subsidiaries and the Company’s indefinite reinvestment assertion, including the measurement of deferred taxes on foreign unremitted earnings. The estimated impact of the 2017 Tax Act is also subject to change as a result of additional guidance from, and interpretations by, U.S. regulatory and standard-setting bodies, as well as state tax conformity to federal tax law. The Company expects to complete its assessment of these items within the measurement period, and any adjustments to the provisional amounts initially recorded will be included as an adjustment to income tax expense or benefit in the period in which the amounts are determined.

The Company continues to evaluate the impact of the global intangible low-tax income (“GILTI”) provision within the 2017 Tax Act which would require the current inclusion in federal taxable income, earnings of certain foreign controlled corporations. GILTI is subject to continuing regulatory interpretation by the U.S. Internal Revenue Service (“IRS”) and while the Company has included an estimate of GILTI in its estimated effective tax rate for fiscal year 2019, it has not yet elected a policy as to whether it will recognize deferred taxes for basis differences expected to reverse or whether the Company will account for GILTI as period costs when and if incurred. Adjustments related to the amount of GILTI recorded in its consolidated financial statements may be required based on the outcome of this election. The Company will continue to evaluate these provisions and elect an accounting policy within the measurement period.

The Company recorded income tax benefit of $0.1 million and income tax expense $0.3 million for the three months ended April 30, 2018 and 2017, respectively.

The effective tax rate was -1.8% and -7.1% for the three months ended April 30, 2018 and 2017, respectively. The change in the effective tax rate was primarily due to excess tax benefits related to stock-based compensation being recognized in the current period as compared to excess tax deficiencies recognized in the first quarter of last year. The effective tax rate for the three months ended April 30, 2018 was also favorably impacted by the 2017 Tax Act.

The effective tax rate for the three months ended April 30, 2018 differs from the U.S. statutory tax rate of 21.0% primarily due to the release of a valuation allowance against certain foreign deferred tax assets and a decrease in the deferred withholding tax liability on unremitted earnings resulting from currency exchange rates. The effective tax rate for the three months ended April 30, 2017 differs from the U.S. statutory tax rate of 35.0% primarily due to the recognition of excess tax deficiencies related to stock-based compensation and no tax being recognized on losses incurred by certain foreign operations.

NOTE 11 – DERIVATIVE FINANCIAL INSTRUMENTS

As of April 30, 2018, the Company’s entire net forward contracts hedging portfolio consisted of 16.0 million Swiss francs equivalent, 9.0 million Euros equivalent and 2.8 million British Pounds equivalent, with various expiry dates ranging through October 9, 2018.

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for derivatives (in thousands):

	Asset Derivatives				Liability Derivatives
	Balance Sheet Location	April 30, 2018 Fair Value	January 31, 2018 Fair Value	April 30, 2017 Fair Value	Balance Sheet Location	April 30, 2018 Fair Value	January 31, 2018 Fair Value	April 30, 2017 Fair Value
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$—	$544	$200	Accrued Liabilities	$704	$2	$6
Total Derivative Instruments		$—	$544	$200		$704	$2	$6

	Asset Derivatives				Liability Derivatives
	Balance Sheet Location	April 30, 2018 Fair Value	January 31, 2018 Fair Value	April 30, 2017 Fair Value	Balance Sheet Location	April 30, 2018 Fair Value	January 31, 2018 Fair Value	April 30, 2017 Fair Value
Derivatives designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$124	$—	$5	Accrued Liabilities	$—	$44	$156
Total Derivative Instruments		$124	$—	$5		$—	$44	$156

As of April 30, 2018 and 2017, the balance of deferred net gains on derivative financial instruments documented as cash flow hedges included in accumulated other comprehensive income (“AOCI”) were immaterial for both periods presented.  The maximum length of time the Company hedges its exposure to the fluctuation in future cash flows for forecasted transactions is 24 months. For the three months ended April 30, 2018 and 2017, the Company reclassified amounts from AOCI to earnings that were immaterial for both periods.

NOTE 12- ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income consisted of the following (in thousands):

	Currency Translation Adjustments	Available-for-sale securities	Hedging Contracts	Total
Balance, January 31, 2018	$100,190	$191	$(38)	$100,343
Other comprehensive income / (loss) before reclassifications	(15,226)	14	(146)	(15,358)
Amounts reclassified from accumulated other comprehensive income (1)	—	—	19	19
Net current-period other comprehensive (loss) / income	(15,226)	14	(127)	(15,339)
As of April 30, 2018	$84,964	$205	$(165)	$85,004

	Currency Translation Adjustments	Available-for-sale securities	Hedging Contracts	Total
Balance, January 31, 2017	$76,569	$197	$14	$76,780
Other comprehensive loss before reclassifications	(1,730)	(12)	(68)	(1,810)
Amounts reclassified from accumulated other comprehensive loss (1)	—	—	(77)	(77)
Net current-period other comprehensive loss	(1,730)	(12)	(145)	(1,887)
As of April 30, 2017	$74,839	$185	$(131)	$74,893

(1)	Amounts reclassified to earnings in the Consolidated Statements of Operations.

NOTE 13 – TREASURY STOCK

On August 29, 2017, the Board approved a share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. The Company may purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise. This authorization expires on August 29, 2020 and replaced a prior share repurchase program approved by the Board on March 31, 2016 under which the Company was authorized to purchase up to $50.0 million of its outstanding common stock from time to time and under which approximately $5.5 million had been repurchased. During the three months ended April 30, 2018, under the new share repurchase program, the Company repurchased a total of 30,500 shares of its common stock at a total cost of approximately $1.2 million, or an average of $38.91 per share. During the three months ended April 30, 2017, under the previous share repurchase program, the Company repurchased a total of 44,000 shares of its common stock at a total cost of approximately $1.0 million, or an average of $23.37 per share, which included 20,000 shares repurchased from the Movado Group Foundation at a total cost of approximately $0.5 million, or an average of $22.90 per share.

There were 16,111 and 30,206 shares of common stock repurchased during the three months ended April 30, 2018 and 2017, respectively, as a result of the surrender of shares in connection with the vesting of certain stock awards. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

NOTE 14 –RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 15 – COST SAVINGS INITIATIVES

As a result of actions taken by the Company in fiscal 2018 to better align its global infrastructure with the current business environment by consolidating certain operations and streamlining functions to reduce costs and improve profitability, the Company recorded $13.4 million of pre-tax expenses primarily for severance and payroll related, other, occupancy charges and certain contract termination costs.

A summary roll forward of costs related to the cost savings initiatives is as follows (in thousands):

	Balance at January 31, 2018	Cash payments	Foreign exchange	Balance in Accrued Liabilities at April 30, 2018
Severance and payroll related	$931	$(494)	$—	$437
Other	919	(2)	(51)	866
Occupancy charges	74	(11)	(3)	60
Total	$1,924	$(507)	$(54)	$1,363

NOTE 16 – ACQUISITIONS

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

The results of the JLB Brands Ltd.’s operations have been included in the consolidated financial statements since the date of acquisition within the International location of the Wholesale segment. In the International location of the Wholesale segment, for the three months ended April 30, 2018, operating income included $0.8 million of expenses primarily related to the amortization of acquired intangible assets, as a result of the Company’s acquisition of the Olivia Burton brand.

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

The following table provides the Company’s unaudited pro forma net sales, net income and net income per basic and diluted common share as if the results of operations of the Olivia Burton brand had been included in the Company’s operations commencing on February 1, 2017, based on available information relating to operations of the Olivia Burton brand. This pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized by the Company had the Olivia Burton brand acquisition been consummated at the beginning of the period for which the pro forma information is presented, or of future results.

	Three Months Ended April 30,
	2018	2017
(In thousands, except per share data)	(Unaudited)
Net sales	$127,149	$103,283
Net income / (loss)	$8,115	$(3,743)

Basic income / (loss) per share:
Net income / (loss) per share attributed to Movado Group, Inc.	$0.35	$(0.16)

Diluted income / (loss) per share:
Net income / (loss) per share attributed to Movado Group, Inc.	$0.35	$(0.16)

The change in the carrying amount of the Company’s goodwill, which is included in the International location of the Wholesale segment, is as follows (in thousands):

Total
Balance at January 31, 2018	$60,269
Foreign exchange impact	(1,785)
Balance at April 30, 2018	$58,484

Trade name and other intangible assets consist of the following (in thousands):

	As of
	April 30, 2018
	Gross carrying amount	Accumulated amortization	Foreign exchange	Net
Intangible assets subject to amortization:
Trade name	$12,766	$(1,124)	$998	$12,640
Customer relationships	$8,598	$(1,261)	$659	$7,996
Total intangible assets	$21,364	$(2,385)	$1,657	$20,636

Estimated amortization expense for the next five years is: $2.2 million for the remaining nine months of fiscal 2019, $13.7 million in fiscal years 2020, through 2024 and $4.7 million in total in the years thereafter at prevailing foreign exchange rates.

NOTE 17 – REVENUE

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) which supersedes nearly all existing revenue recognition guidance. Subsequent to the issuance of Topic 606, the FASB clarified the guidance through several Accounting Standard Updates; hereinafter the collection of revenue guidance is referred to as “ASC 606”.

On February 1, 2018, the Company adopted ASC 606 using the modified retrospective method and recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening retained earnings.

Under the modified retrospective method, the Company recognized a reduction of $0.7 million to opening retained earnings as the cumulative effect of adopting the new revenue standard. This adjustment did not have a material impact on the Company’s Consolidated Financial Statements. Results for reporting periods beginning after February 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted.

The impact of the adoption of the standard on the Company’s April 30, 2018 Consolidated Balance Sheet and for the three months ended April 30, 2018 Consolidated Statement of Operations were as follows (in thousands):

	As of April 30, 2018
	As reported	Balances Without Adoption	Impact of Adoption
Assets
Trade Receivables, net	$79,965	$77,790	$2,175
Inventories	$159,032	$160,208	$(1,176)
Deferred and non-current income taxes	$8,157	$8,209	$(52)
Liabilities
Accrued liabilities	$43,972	$43,639	$333
Income taxes payable	$4,650	$4,580	$70
Deferred and non-current income taxes	$32,998	$32,972	$26

	Three months ended April 30, 2018
	As reported	Amounts Without Adoption	Impact of Adoption
Net sales	$127,149	$124,974	$2,175
Gross profit	$67,524	$66,525	$999
Net income	$8,115	$7,597	$518

The above adoption impact relates principally to timing of the recognition of markdowns and returns in the wholesale segment.

Revenue Recognition

As presented in the disaggregated revenue table below, wholesale revenue is recognized and recorded when a contract is in place, obligations under the terms of a contract with the customer are satisfied, control is transferred to the customer and is measured as the ultimate amount of consideration the Company expects to receive in exchange for transferring goods including variable consideration.  Direct to consumer and after-sales service revenue is recognized at time of register receipt or delivery to customer. The Company records estimates of variable consideration, which includes sales returns, markdowns, volume-based programs and sales and cash discount allowances as a reduction of revenue in the same period that the sales are recorded. These estimates are based upon the expected value method considering all reasonably available information including historical analysis, customer agreements and/or currently known factors that arise in the normal course of business. Returns, discounts and allowances have historically been within the Company’s expectations and the provisions established. The future provisional rates may differ from those experienced in the past. The Company considers transfer of control to take place either when the goods ship or when goods are delivered depending on the shipping terms in the contract. Factors considered in the transfer of control include the right to payment, transfer of legal title, physical possession and customer acceptance of the goods and whether the significant risks and rewards for the goods belong with the customer.  Taxes imposed by governmental authorities on the Company's revenue-producing activities with customers, such as sales taxes and value added taxes, are excluded from net sales.

The Company’s sale of smart watches contains multiple performance obligations. The Company allocates revenue to each performance obligation using the relative standalone selling price method. The Company determines the standalone selling prices based on the prices charged to customers. Amounts allocated to the delivered smart watch collections and the related essential software are recognized at the time of sale. Amounts allocated to the cloud service and app updates are deferred and recognized on a straight-line basis over the estimated two-year period the updates are expected to be provided. The Company’s smart watch collections were available in limited quantities and in limited distribution, and, as a result, these deferred amounts were immaterial to all periods presented.

The Company has considered each transaction to sell goods as separate and distinct, with no additional promises made.  The Company uses the understanding of what the customer expects to receive as the final product to determine whether goods or services should be combined and accounted for as a single performance obligation.  The Company does not incur significant costs to obtain or fulfill its contracts.

Practical Expedients and Exemptions

The Company does not consider the effects of a financing component for contracts because the length of time is one year or less, between when the Company transfers goods and when the customer is expected to pay.

The Company’s shipping costs are sometimes paid by the customer, while other times, the shipping costs are included in the sales price for the watches. The Company does not deem shipping as a promised service to the customer because shipping is a fulfillment activity as part of the sale of goods.

Revenue

The following table presents the Company’s net sales disaggregated by customer type. Sales and usage-based taxes are excluded from net sales (in thousands).

Three months ended April 30, 2018
Customer Type
Wholesale	$105,974
Direct to consumer	19,782
After-sales service	1,393
Consolidated	$127,149

The Company’s revenue from contracts with customers is recognized at a point in time.  The Company’s net sales disaggregated by geography are based on the location of the Company’s customer, (see Note 5 Segment and Geographic Information).

Wholesale Revenue

The Company’s wholesale revenue consists primarily of revenues from independent distributors, and department, chain and independent jewelry stores. The Company recognizes and records its revenue when obligations under the terms of a contract with the customer are satisfied, and control is transferred to the customer. Wholesale revenue is measured as the amount of consideration the Company ultimately expects to receive in exchange for transferring goods. Wholesale revenue is included entirely within the Wholesale Segment (see Note 5 Segment and Geographic Information), consistent with how management makes decisions regarding the allocation of resources and performance measurement.

Direct to Consumer Revenue

The Company’s direct to consumer revenue primarily consists of revenues from the Company’s outlet stores, concession stores, ecommerce, and consumer repairs.  Revenue is recognized as the end consumer obtains delivery of the merchandise. Direct to Consumer revenue derived from concession stores and ecommerce is included within the Wholesale Segment; revenue derived from outlet stores is included within the Retail Segment (see Note 5 Segment and Geographic Information). Direct to Consumer revenue is determined based on the type of customer and may be included in either the Wholesale or Retail Segments based on how the Company makes decisions about the allocation of resources and performance measurement.

After-sales service

All watches sold by the Company come with limited warranties covering the movement against defects in material workmanship. The Company does not sell warranties separately.

The Company’s after-sales service revenues consists of out of warranty service provided to wholesale customers and authorized third party repair centers, and sale of watch parts.  The Company recognizes and records its revenue when obligations under the terms of a contract with the customer are satisfied, control is transferred to the customer and is measured as the amount of consideration the Company ultimately expects to receive in exchange for transferring goods. Revenue from after sales service, including consumer repairs are included entirely within the Wholesale Segment, consistent with how management makes decisions about the allocation of resources and performance measurement.

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

These risks and uncertainties, along with the risk factors discussed under Item 1A. “Risk Factors” in the Company’s 2018 Annual Report on Form 10-K, should be considered in evaluating any forward-looking statements contained in this report or incorporated by reference herein. All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to the Company or any person acting on its behalf are qualified by the cautionary statements in this section. The Company undertakes no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

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

Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and the results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s most critical accounting policies have been discussed in the Company’s 2018 Annual Report on Form 10-K and are incorporated by reference herein.

See Note 1 – Changes to Critical Accounting Policies for updates to the critical accounting policies disclosed in the Company’s 2018 Annual Report on Form 10-K.

Recent Developments

On May 30, 2018, the Board of Directors approved the payment of a cash dividend in the amount of $0.20 for each share of the Company’s outstanding common stock and class A common stock. The dividend will be paid on June 25, 2018 to all shareholders of record as of the close of business on June 11, 2018. The decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board, in its sole discretion.

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

Results of operations for the three months ended April 30, 2018 as compared to the three months ended April 30, 2017

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Three Months Ended April 30,
	2018	2017
Wholesale:
United States	$33,793	$32,690
International	78,306	54,470
Total Wholesale	112,099	87,160
Retail	15,050	12,105
Net Sales	$127,149	$99,265

Comparative net sales by categories were as follows (in thousands):

	Three Months Ended April 30,
	2018	2017
Wholesale:
Owned brands category	$41,583	$33,142
Licensed brands category	65,850	51,369
After-sales service and all other	4,666	2,649
Total Wholesale	112,099	87,160
Retail	15,050	12,105
Consolidated total	$127,149	$99,265

Net sales for the three months ended April 30, 2018 were $127.1 million, above the prior year period by $27.9 million or 28.1%, which included a favorable impact of $2.2 million as a result of adoption of ASC 606.  For the three months ended April 30, 2018, fluctuations in foreign currency exchange rates favorably impacted net sales by $5.8 million when compared to the prior year period.

Net sales for the three months ended April 30, 2018 in the Wholesale segment were $112.1 million, above the prior year period by $24.9 million or 28.6%. The increase in net sales was primarily the result of an increase in net sales in both the International and United States location of the Wholesale segment.

Net sales for the three months ended April 30, 2018 in the United States location of the Wholesale segment were $33.8 million, above the prior year period by $1.1 million or 3.4%, driven by net sales increases in the owned brands category. The net sales increase recorded in the owned brands category was $1.9 million, or 8.4%, primarily due to increased sales in chain and department store customers and sales attributable to the addition of the Olivia Burton brand. This increase was offset by net sales decreases in the licensed brands category of $1.9 million, or 22.6%, as the U.S. fashion watch market continues to be challenging and unpredictable.

Net sales for the three months ended April 30, 2018 in the International location of the Wholesale segment were $78.3 million, above the prior year by $23.8 million or 43.8%, which included fluctuations in foreign currency exchange rates which favorably impacted net sales by $5.8 million when compared to the prior year period. This increase was primarily driven by net sales increases in both the licensed brands and owned brands categories. The net sales increase in the licensed brands category was $16.4 million, or 38.0%, primarily due to net sales increases in Europe, the Middle East, Latin America and Asia. The net sales increase recorded in the owned brands category was $6.5 million, or 62.5%, primarily due to sales increases in Europe and Asia. The net sales increase in the owned brands category included sales attributable to the addition of the Olivia Burton brand.

Net sales for the three months ended April 30, 2018 in the Retail segment were $15.1 million, above the prior year period by $2.9 million, or 24.3%, as a result of higher sales in both comparable and non-comparable stores resulting from better product mix and higher conversion rates as products resonated well with customers. As of April 30, 2018 and 2017, the Company operated 40 retail outlet locations.

Gross Profit.  Gross profit for the three months ended April 30, 2018 was $67.5 million or 53.1% of net sales as compared to $49.1 million or 49.5% of net sales in the prior year period. The increase in gross profit of $18.4 million was primarily due to higher net sales and a higher gross margin percentage. The increase in the gross margin percentage of approximately 360 basis points for the three months ended April 30, 2018, resulted primarily from a favorable impact from the Company’s prior year period cost savings initiatives of approximately 140 basis points, an impact of fluctuations in foreign currency exchange rates of approximately 110 basis points and increased leveraging of certain fixed costs as a result of higher sales of approximately 100 basis points.

Selling, General and Administrative (“SG&A”).  SG&A expenses for the three months ended April 30, 2018 were $59.4 million, representing an increase from the prior year period of $6.6 million or 12.5%. The increase in SG&A expenses was attributable to higher marketing expenses of $6.1 million, the unfavorable effect of foreign currency translation of foreign subsidiary results of $1.3 million, higher expenses of $1.1 million, primarily the result of the Company’s sales meetings and higher distribution costs of $0.9 million.  Also included in the increase in SG&A expenses was amortization of $0.8 million of acquired intangible assets related to the addition of the Olivia Burton brand and higher compensation and benefit expenses of $0.6 million.  These increases were partially offset by the non-recurrence of a charge related to the Company’s cost savings initiatives of $4.9 million for the three months ended April 30, 2017, which predominately included a reduction in the Company’s workforce in the Company’s North American and Swiss operations.

Wholesale Operating Income / (Loss).  In the three months ended April 30, 2018 and 2017, respectively, the Company recorded Wholesale segment operating income of $6.4 million and a loss of $4.5 million, which includes $10.1 million and $6.2 million of unallocated corporate expenses as well as $11.0 million and $7.7 million, respectively, of certain intercompany profits related to the Company’s supply chain operations. The $10.9 million increase in operating income was the net result of a higher gross profit of $16.8 million when compared to the prior year period, partially offset by higher SG&A expenses of $5.9 million. The increase in SG&A expenses was attributable to higher marketing expenses of $6.1 million, the unfavorable effect of foreign currency translation of foreign subsidiary results of $1.3 million, higher expenses of $1.1 million, primarily the result of the Company’s sales meetings and higher distribution costs of $0.9 million. Also included in the increase in SG&A expenses was amortization of $0.8 million of acquired intangible assets related to the addition of the Olivia Burton brand and higher compensation and benefit expenses of $0.3 million.  These increases were partially offset by the non-recurrence of a charge related to the Company’s cost savings initiatives of $4.9 million for the three months ended April 30, 2017, which predominately included a reduction in the Company’s workforce in the Company’s North American and Swiss operations.

U.S. Wholesale Operating Loss.  In the United States location of the Wholesale segment, during the three months ended April 30, 2018 and 2017, respectively, the Company recorded an operating loss of $7.7 million and $10.6 million, which included unallocated corporate expenses of $10.1 million and $6.2 million. The decrease in operating loss of $2.9 million was the net result of higher gross profit of $2.3 million and lower SG&A expenses of $0.6 million. The increase in gross profit of $2.3 million was due to higher net sales and a higher gross margin percentage. The decrease in SG&A expenses of $0.6 million was attributable to the non-recurrence of a charge related to the Company’s cost savings initiatives of $3.6 million for the three months ended April 30, 2017 and a decrease in compensation and benefit expenses of $0.6 million due to lower headcount related to the Company’s cost savings initiatives, partially offset by and higher marketing expense of $3.5 million.

International Wholesale Operating Income.  In the International location of the Wholesale segment, during the three months ended April 30, 2018 and 2017, respectively, the Company recorded operating income of $14.1 million and $6.1 million, which included $11.0 million and $7.7 million of certain intercompany profits related to the Company’s International supply chain operations. The increase in operating income of $8.0 million was primarily due to higher gross profit of $14.5 million, partially offset by higher SG&A expenses of $6.5 million. The increase in gross profit of $14.5 million was primarily due to higher net sales and a higher gross margin percentage. The increase in SG&A expenses of $6.5 million was attributable to higher marketing expenses of $2.6 million, the unfavorable effect of foreign currency translation of foreign subsidiary results of $1.3 million, higher expenses of $1.1 million, primarily the result of the Company’s sales meetings, higher compensation and benefit expenses of $0.9 million and higher distribution costs of $0.9 million. Also included in the increase in SG&A expenses was amortization of $0.8 million of acquired intangible assets related to the addition of the Olivia Burton brand, partially offset by the non-recurrence of a charge related to the Company’s cost savings initiatives of $1.3 million for the three months ended April 30, 2017.

Retail Operating Income.  Operating income of $1.8 million and $0.8 million was recorded in the Retail segment for the three months ended April 30, 2018 and 2017, respectively. The increase in operating income of $1.0 million was the result a higher gross profit of $1.6 million partially offset by higher SG&A expenses of $0.6 million. The higher gross profit was the result of higher net sales partially offset by a lower gross margin percentage. The increase in SG&A expenses of $0.6 million was primarily due to higher compensation, benefit and occupancy expenses.

Income Taxes. On December 22, 2017, the 2017 Tax Act was signed into law, which significantly changed U.S. corporate income tax laws by, among other things, lowering the corporate tax rate from 35% to 21%, limiting the deductibility of interest expense and executive compensation, establishing a territorial tax system, and imposing a one-time mandatory deemed Transition Tax on undistributed foreign earnings which have not been previously taxed.

As of April 30, 2018, the amounts recorded in fiscal year 2018 related to the 2017 Tax Act are unchanged and remain provisional for the Transition Tax, the remeasurement of deferred taxes, and our assessment of permanently reinvested earnings. These estimates are subject to revision due to changes in the Company’s analysis and assumptions related to certain matters, such as updates to estimates and amounts related to the earnings and profits and tax pools of certain subsidiaries and the Company’s indefinite reinvestment assertion, including the measurement of deferred taxes on foreign unremitted earnings. The estimated impact of the 2017 Tax Act is also subject to change as a result of additional guidance from, and interpretations by, U.S. regulatory and standard-setting bodies, as well as state tax conformity to federal tax law. The Company expects to complete its assessment of these items within the measurement period, and any adjustments to the provisional amounts initially recorded will be included as an adjustment to income tax expense or benefit in the period in which the amounts are determined.

The Company continues to evaluate the impact of the global intangible low-tax income GILTI provision within the 2017 Tax Act which would require the current inclusion in federal taxable income, earnings of certain foreign controlled corporations. GILTI is subject to continuing regulatory interpretation by the IRS and while the Company has included an estimate of GILTI in its estimated effective tax rate for fiscal year 2019, it has not yet elected a policy as to whether it will recognize deferred taxes for basis differences expected to reverse or whether the Company will account for GILTI as period costs when and if incurred. Adjustments related to the amount of GILTI recorded in its consolidated financial statements may be required based on the outcome of this election. The Company will continue to evaluate these provisions and elect an accounting policy within the measurement period.

The Company recorded income tax benefit of $0.1 million and income tax expense of $0.3 million for the three months ended April 30, 2018 and 2017, respectively.

The effective tax rate was -1.8% and -7.1% for the three months ended April 30, 2018 and 2017, respectively. The change in the effective tax rate was primarily due to excess tax benefits related to stock-based compensation being recognized in the current period as compared to excess tax deficiencies recognized in the first quarter of last year. The effective tax rate for the three months ended April 30, 2018 was also favorably impacted by the 2017 Tax Act.

The effective tax rate for the three months ended April 30, 2018 differs from the U.S. statutory tax rate of 21.0% primarily due to the release of a valuation allowance against certain foreign deferred tax assets and a decrease in the deferred withholding tax liability on unremitted earnings resulting from currency exchange rates.

The effective tax rate for the three months ended April 30, 2017 differs from the U.S. statutory tax rate of 35.0% primarily due to the recognition of excess tax deficiencies related to stock-based compensation and no tax being recognized on losses incurred by certain foreign operations.

Net Income / (Loss) Attributed to Movado Group, Inc. The Company recorded net income attributed to Movado Group, Inc. of $8.1 million and a net loss of $4.2 million, for the three months ended April 30, 2018 and 2017, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2018 and April 30, 2017, respectively, the Company had $177.0 million and $233.6 million of cash and cash equivalents, $148.9 million and $228.6 million of which consisted of cash and cash equivalents at the Company’s foreign subsidiaries. The Company has recorded a provisional deferred tax liability for foreign withholding and U.S. state income taxes of $10.7 million related to $217.7 million of foreign earnings. A deferred tax liability has not been recorded for the remaining undistributed foreign earnings of approximately $96.0 million. In light of the 2017 Tax Act, the Company continues to evaluate its assertion related to the indefinite reinvestment of earnings in its foreign operations. In accordance with Staff Accounting Bulletin 118, if the Company revises its assertion during the measurement period, the change, and any corresponding adjustment, would be recorded as part of the 2017 Tax Act enactment in the period in which the revision is determined.

Cash used in operating activities was $2.6 million and $16.6 million for the three months ended April 30, 2018 and 2017, respectively. The $2.6 million of cash used in operating activities for the three months ended April 30, 2018, reflected net income from operations adjusted for the effects of non-cash items totaling $3.3 million, including $3.4 million of depreciation and amortization and $1.2 million for stock-based compensation expense, partially offset by a decrease of $1.6 million for deferred income taxes. These amounts were more than offset by unfavorable changes in working capital, including inventory purchases of $11.5 million, higher other current assets of $6.6 million and $3.3 million of accrued liabilities, partially offset by higher accounts payables of $5.7 million. The $16.6 million of cash used in operating activities for the three months ended April 30, 2017, was primarily due to an unfavorable change in working capital as presented in the statement of cash flows of $22.2 million and net loss for the period of $4.2 million, partially offset by favorable non-cash items of $10.0 million, which included a $6.3 million charge, of which $0.5 million was paid, related to the Company’s cost savings initiatives.

Cash used in investing activities was $1.9 million and $0.4 million for the three months ended April 30, 2018 and 2017, respectively. The cash used in investing activities for the three months ended April 30, 2018 was primarily for capital expenditures related to the opening and renovations of the Company’s retail outlet locations and capital expenditures related to office improvements. The cash used in investing activities for the three months ended April 30, 2017 was primarily for capital expenditures related to the construction of shop-in-shops at some of the Company’s wholesale customers, computer hardware and software and spending on tooling and design.

Cash used in financing activities was $27.7 million and $4.7 million for the three months ended April 30, 2018 and 2017, respectively. Cash used in financing activities for the three months ended April 30, 2018 included the repayment of bank borrowings, the payment of dividends and the repurchase of shares of the Company’s common stock, partially offset by the surrender of shares in connection with the vesting and the exercise of certain stock awards. Cash used in financing activities for the three months ended April 30, 2017 included the payment of dividends, the repurchase of shares of the Company’s common stock and the surrender of shares in connection with the vesting of certain stock awards.

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

As of April 30, 2018, there were no loans drawn under the Facility. Additionally, approximately $0.3 million in letters of credit, which were outstanding under the Borrower’s pre-existing asset-based revolving credit facility that was concurrently terminated when the Credit Agreement became effective, are deemed to be issued and outstanding under the Facility. As of April 30, 2018, availability under the Facility was approximately $99.7 million.

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

The Borrowers are also subject to a minimum consolidated EBITDA (as defined in the Credit Agreement) test of $50.0 million, measured at the end of each fiscal quarter based on the four most recent fiscal quarters and a consolidated leverage ratio (as defined in the Credit Agreement) covenant not to exceed 2.50 to 1.00, measured as of the last day of each fiscal quarter. As of April 30, 2018, the Company was in compliance with its covenants under the Credit Agreement.

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

As of April 30, 2018, Bank of America, N.A. issued two irrevocable standby letters of credit in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada. As of April 30, 2018, the Company had outstanding letters of credit totaling $0.3 million with expiration dates through May 31, 2018.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified maturity with a Swiss bank. As of April 30, 2018 and 2017, these lines of credit totaled 6.5 million Swiss francs and 6.5 million Swiss francs with a dollar equivalent of $6.6 million and $6.5 million, respectively. As of April 30, 2018 and 2017, there were no borrowings against these lines. As of April 30, 2018, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.2 million, in various foreign currencies, of which $0.6 million is a restricted deposit as it relates to lease agreements. As of April 30, 2017, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.2 million in various foreign currencies, of which $0.5 million is a restricted deposit as it relates to lease agreements.

The Company paid dividends of $0.20 per share or approximately $4.6 million for the three months ended April 30, 2018 and paid dividends of $0.13 per share or approximately $3.0 million for the three months ended April 30, 2017.

On May 30, 2018, the Board of Directors approved the payment of a cash dividend in the amount of $0.20 for each share of the Company’s outstanding common stock and class A common stock. The dividend will be paid on June 25, 2018 to all shareholders of record as of the close of business on June 11, 2018. The decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board, in its sole discretion.

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

Accounting Changes and Recent Accounting Pronouncements

See Note 2 and 14 to the accompanying unaudited consolidated financial statements for a description of certain accounting changes and recent accounting pronouncements which may impact our consolidated financial statements in future reporting periods.

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

As of April 30, 2018, the Company’s entire net forward contracts hedging portfolio consisted of 16.0 million Swiss francs equivalent, 9.0 million Euros equivalent and 2.8 million British Pounds equivalent, with various expiry dates ranging through October 9, 2018 compared to a portfolio of 21.0 million Swiss francs equivalent, 11.7 million Euros equivalent, 5.9 million British Pounds equivalent and 30.0 million Japanese Yen equivalent with various expiry dates ranging through October 5, 2017 as of April 30, 2017. If the Company were to settle its Swiss franc forward contracts at April 30, 2018 and 2017, the net result would be a loss of $0.5 million, net of tax benefit of $0.2 million and a gain of $0.1 million, net of tax of $0.1 million, respectively. If the Company were to settle its Euro forward contracts at April 30, 2018 and 2017, the net result would be a gain of $0.1 million, net of tax of $0.0 million and a loss of $0.1 million, net of tax benefit of $0.0 million, respectively. As of April 30, 2018 and 2017, the Company’s British Pound forward contracts had no value. The Company had no Swiss franc, Euro or British Pound option contracts related to cash flow hedges as of April 30, 2018 and 2017, respectively.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under its hedging program, the Company can purchase various commodity derivative instruments, primarily futures contracts. Contracts that meet the requirements of qualified hedges are documented as qualified cash flow hedges, and the resulting gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. Changes in the fair value of contracts that are not qualified hedges are recognized in the period they arise. The Company did not hold any future contracts in its gold hedge portfolio as of April 30, 2018 and 2017; thus, any changes in the gold purchase price will have an equal effect on the Company’s cost of sales.

Debt and Interest Rate Risk

The Company has certain debt obligations with variable interest rates, which are based on LIBOR plus a spread ranging from 1.25% to 1.75% or on a base rate plus a spread ranging from 0.25% to 0.75% per annum. The Company does not hedge these interest rate risks. As of April 30, 2018, the Company had no debt outstanding. For additional information concerning potential changes to future interest obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Changes in Internal Control Over Financial Reporting

As of February 1, 2018, the Company implemented ASC 606, Revenue form Contracts and Customers and the Company designed and implemented new internal controls related to the recognition, measurement and disclosure of the Company’s revenues under ASC 606.  There have been no other changes in the Company’s internal control over financial reporting during the three months ended April 30, 2018 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting. On July 3, 2017, the Company acquired JLB Brands Ltd., the owner of the Olivia Burton brand. In conducting its evaluation of the effectiveness of internal control over financial reporting as of April 30, 2018, the Company excluded JLB Brands Ltd. from that evaluation in accordance with the rules relating to recently-acquired entities.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in legal proceedings and claims from time to time, in the ordinary course of its business. Legal reserves are recorded in accordance with the accounting guidance for contingencies. Contingencies are inherently unpredictable and it is possible that results of operations, balance sheets or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, such matters. For those legal proceedings and claims for which the Company believes that it is probable that a reasonably estimable loss may result, the Company records a reserve for the potential loss. For proceedings and claims where the Company believes it is reasonably possible that a loss may result that is materially in excess of amounts accrued for the matter, the Company either discloses an estimate of such possible loss or range of loss or includes a statement that such an estimate cannot be made. As of April 30, 2018, the Company is party to legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition, future results of operations beyond the amounts accrued, or cash flows.

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

Item 1A. Risk Factors

As of April 30, 2018, there have been no material changes to any of the risk factors previously reported in the Company’s 2018 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 29, 2017, the Board of Directors approved a share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. Under the program the Company is authorized to purchase shares of its common stock through open market purchases, repurchase programs, block trades or otherwise. This authorization expires on August 29, 2020. During the three months ended April 30, 2018, the Company repurchased a total of 30,500 shares of its common stock in the open market at a total cost of approximately $1.2 million or an average cost of $38.91 per share.

There were 16,111 shares of common stock repurchased during the three months ended April 30, 2018 as a result of the surrender of shares in connection with the vesting of certain stock awards. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company to fund the payment of such taxes.

The following table summarizes information about the Company’s purchases for the three months ended April 30, 2018 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
February 1, 2018 – February 28, 2018	—	$—	—	$48,024,310
March 1, 2018 – March 31, 2018	—	—	—	48,024,310
April 1, 2018 – April 30, 2018	46,611	39.10	30,500	46,837,480
Total	46,611	$39.10	30,500	$46,837,480

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Movado Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2018 filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOVADO GROUP, INC.
(Registrant)
Dated: May 30, 2018	By:	/s/ Sallie A. DeMarsilis
Sallie A. DeMarsilis Senior Vice President, Chief Financial Officer and Principal Accounting Officer