Form 10-Q
period 2018-07-31
MOVADO GROUP INC
filed 2018-08-29
CIK 72573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2018

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

The number of shares outstanding of the registrant’s Common Stock and Class A Common Stock as of August 21, 2018 were 16,526,932 and 6,623,030, respectively.

MOVADO GROUP, INC.

Index to Quarterly Report on Form 10-Q

July 31, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	July 31,	January 31,	July 31,
	2018	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$175,583	$214,811	$162,417
Trade receivables, net	83,818	83,098	81,513
Inventories	171,417	151,676	176,967
Other current assets	37,852	32,015	31,825
Total current assets	468,670	481,600	452,722
Property, plant and equipment, net	24,533	24,671	31,412
Deferred and non-current income taxes	8,074	6,443	24,924
Goodwill	55,744	60,269	56,116
Other intangibles, net	19,976	23,124	23,184
Other non-current assets	50,251	49,273	45,715
Total assets	$627,248	$645,380	$634,073
LIABILITIES AND EQUITY
Current liabilities:
Loans payable to bank, current	$—	$25,000	$5,000
Accounts payable	34,578	24,364	35,174
Accrued liabilities	50,054	47,943	44,192
Income taxes payable	5,996	2,989	1,730
Total current liabilities	90,628	100,296	86,096
Loans payable to bank	—	—	25,000
Deferred and non-current income taxes payable	29,718	33,063	7,759
Other non-current liabilities	43,548	41,686	37,060
Total liabilities	163,894	175,045	155,915
Commitments and contingencies (Note 9)
Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 27,643,809, 27,342,802 and 27,291,230 shares issued and outstanding, respectively	276	273	273
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,623,030, 6,641,950 and 6,651,950 shares issued and outstanding, respectively	66	66	67
Capital in excess of par value	198,246	189,808	187,852
Retained earnings	396,041	388,739	411,275
Accumulated other comprehensive income	80,402	100,343	85,478
Treasury Stock, 11,117,050, 11,046,671 and 10,972,873 shares, respectively, at cost	(211,677)	(208,894)	(206,787)
Total Movado Group, Inc. shareholders' equity	463,354	470,335	478,158
Total liabilities and equity	$627,248	$645,380	$634,073

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Net sales	$144,093	$128,781	$271,242	$228,046
Cost of sales	66,259	62,655	125,884	112,783
Gross profit	77,834	66,126	145,358	115,263
Selling, general, and administrative	64,974	57,809	124,359	110,594
Operating income	12,860	8,317	20,999	4,669
Interest expense	(162)	(390)	(384)	(746)
Interest income	57	129	114	251
Income before income taxes	12,755	8,056	20,729	4,174
Provision for income taxes (Note 10)	3,615	2,574	3,474	2,851
Net income attributed to Movado Group, Inc.	$9,140	$5,482	$17,255	$1,323

Basic income per share:
Weighted basic average shares outstanding	23,245	23,085	23,172	23,080
Net income per share attributed to Movado Group, Inc.	$0.39	$0.24	$0.74	$0.06

Diluted income per share:
Weighted diluted average shares outstanding	23,712	23,218	23,585	23,253
Net income per share attributed to Movado Group, Inc.	$0.39	$0.24	$0.73	$0.06

Dividends declared per share	$0.20	$0.13	$0.40	$0.26

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Comprehensive income, net of taxes:
Net income	$9,140	$5,482	$17,255	$1,323
Net unrealized gain on investments, net of tax (benefit) of $14, $6, $19 and $0, respectively	50	13	64	1
Net change in effective portion of hedging contracts, net of tax (benefit) of $(5), $(53), $(20) and $(79), respectively	23	(266)	(104)	(411)
Foreign currency translation adjustments	(4,675)	10,838	(19,901)	9,108
Total other comprehensive (loss) / income, net of taxes	(4,602)	10,585	(19,941)	8,698
Total comprehensive income / (loss) attributed to Movado Group, Inc.	$4,538	$16,067	$(2,686)	$10,021

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended July 31,
	2018	2017
Cash flows from operating activities:
Net income	$17,255	$1,323
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	6,495	6,009
Transactional losses / (gains)	287	(444)
Write-down of inventories	1,113	886
Deferred income taxes	(2,363)	9
Stock-based compensation	2,823	2,433
Cost savings initiative	—	6,419
Changes in assets and liabilities:
Trade receivables	(4,253)	(10,267)
Inventories	(25,415)	(18,774)
Other current assets	(9,558)	(2,237)
Accounts payable	10,955	7,102
Accrued liabilities	2,134	911
Income taxes payable	4,074	(3,090)
Other non-current assets	(1,319)	(3,250)
Other non-current liabilities	1,903	2,948
Net cash provided by / (used in) operating activities	4,131	(10,022)
Cash flows from investing activities:
Capital expenditures	(5,060)	(2,005)
Restricted cash deposits	—	1,018
Trademarks and other intangibles	(217)	(463)
Acquisition, net of cash acquired	—	(78,991)
Net cash (used in) investing activities	(5,277)	(80,441)
Cash flows from financing activities:
Repayments of bank borrowings	(25,000)	—
Stock options exercised and other changes	4,825	(733)
Dividends paid	(9,229)	(5,967)
Stock repurchase	(2,057)	(1,655)
Net cash (used in) financing activities	(31,461)	(8,355)
Effect of exchange rate changes on cash , cash equivalents, and restricted cash	(6,621)	4,956
Net (decrease) in cash, cash equivalents and restricted cash	(39,228)	(93,862)
Cash, cash equivalents, and restricted cash at beginning of period	215,411	256,879
Cash, cash equivalents, and restricted cash at end of period	$176,183	$163,017

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	175,583	$162,417
Restricted cash included in other non-current assets	600	600
Cash, cash equivalents, and restricted cash	$176,183	$163,017

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

NOTE 1 – RECLASSIFICATIONS

As discussed below in Note 2 Accounting Pronouncements Recently Adopted, certain reclassifications were made to prior years’ financial statement amounts and related note disclosures to conform to fiscal 2019 presentation.

NOTE 2 – ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED

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

Statement of Cash Flows

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) — Restricted Cash,” which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. With this standard, amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The Company adopted this guidance on February 1, 2018, and the guidance has been retrospectively applied to all periods presented. The changes to the beginning of period balances presented in the consolidated statement of cash flows are as follows (in thousands):

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands) as of July 31, 2018 and 2017 and January 31, 2018:

		Fair Value at July 31, 2018
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$187	$—	$—	$187
Short-term investment	Other current assets	156	—	—	156
SERP assets - employer	Other non-current assets	1,262	—	—	1,262
SERP assets - employee	Other non-current assets	38,970	—	—	38,970
Hedge derivatives	Other current assets	—	161	—	161
Total		$40,575	$161	$—	$40,736
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$38,970	$—	$—	$38,970
Hedge derivatives	Accrued liabilities	—	481	—	481
Total		$38,970	$481	$—	$39,451

		Fair Value at January 31, 2018
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$275	$—	$—	$275
Short-term investment	Other current assets	164	—	—	164
SERP assets - employer	Other non-current assets	994	—	—	994
SERP assets - employee	Other non-current assets	38,577	—	—	38,577
Hedge derivatives	Other current assets	—	544	—	544
Total		$40,010	$544	$—	$40,554
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$38,577	$—	$—	$38,577
Hedge derivatives	Accrued liabilities	—	46	—	46
Total		$38,577	$46	$—	$38,623

		Fair Value at July 31, 2017
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$313	$—	$—	$313
Short-term investment	Other current assets	161	—	—	161
SERP assets - employer	Other non-current assets	1,394	—	—	1,394
SERP assets - employee	Other non-current assets	34,007	—	—	34,007
Hedge derivatives	Other current assets	—	402	—	402
Total		$35,875	$402	$—	$36,277
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$34,007	$—	$—	$34,007
Hedge derivatives	Accrued liabilities	—	489	—	489
Total		$34,007	$489	$—	$34,496

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

NOTE 4 – EQUITY

The components of equity for the six months ended July 31, 2018 and 2017 are as follows (in thousands):

	Movado Group, Inc. Shareholders' Equity
	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, January 31, 2018	$273	$66	$189,808	$388,739	$(208,894)	$100,343	$470,335
Net income				17,255			17,255
Dividends				(9,229)			(9,229)
Adoption of new revenue recognition Standard ( Topic 606)				(724)			(724)
Stock repurchase					(2,057)		(2,057)
Stock options exercised	3		5,548		(726)		4,825
Supplemental executive retirement plan			67				67
Stock-based compensation expense			2,823				2,823
Net unrealized gain on investments, net of tax of $19						64	64
Net change in effective portion of hedging contracts, net of tax benefit of $20						(104)	(104)
Foreign currency translation adjustment (3)						$(19,901)	$(19,901)
Balance, July 31, 2018	$276	$66	$198,246	$396,041	$(211,677)	$80,402	$463,354

	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, January 31, 2017	$272	$66	$185,354	$415,919	$(204,398)	$76,780	$473,993
Net income				1,323			1,323
Dividends				(5,967)			(5,967)
Stock repurchase					(1,655)		(1,655)
Stock options exercised	1	1	(1)		(734)		(733)
Supplemental executive retirement plan			66				66
Stock-based compensation expense			2,433				2,433
Net unrealized gain on investments, net of tax benefit of $0						1	1
Net change in effective portion of hedging contracts, net of tax of $79						(411)	(411)
Foreign currency translation adjustment (3)						9,108	9,108
Balance, July 31, 2017	$273	$67	$187,852	$411,275	$(206,787)	$85,478	$478,158

(1)	Each share of common stock is entitled to one vote per share on all matters submitted to a vote of the shareholders.

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

The Company divides its business into two major geographic locations: United States operations, and International, which includes the results of all non-U.S. Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 32.1%, 11.2%, 8.8% and 6.9%, respectively, of the Company’s total net sales for the three months ended July 31, 2018. For the three months ended July 31, 2017, the Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 26.4%, 10.2%, 9.3% and 6.1%, respectively, of the Company’s total net sales.

The Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 32.3%, 11.0%, 9.6% and 7.4%, respectively, of the Company’s total net sales for the six months ended July 31, 2018. For the six months ended July 31, 2017, the Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 27.8%, 10.4%, 8.9% and 6.1%, respectively, of the Company’s total net sales.

Operating Segment Data for the Three Months Ended July 31, 2018 and 2017 (in thousands):

	Net Sales
	2018	2017
Wholesale:
Owned brands category	$51,533	$46,339
Licensed brands category	69,722	62,529
After-sales service and all other	1,827	2,150
Total Wholesale	123,082	111,018
Retail	21,011	17,763
Consolidated total	$144,093	$128,781

	Operating Income (3) (4)
	2018	2017
Wholesale	$8,202	$4,797
Retail	4,658	3,520
Consolidated total	$12,860	$8,317

Operating Segment Data for the Six Months Ended July 31, 2018 and 2017 (in thousands):

	Net Sales
	2018	2017
Wholesale:
Owned brands category	$93,116	$79,481
Licensed brands category	135,573	113,899
After-sales service and all other	6,493	4,798
Total Wholesale	235,182	198,178
Retail	36,060	29,868
Consolidated total	$271,242	$228,046

	Operating Income (3) (4)
	2018	2017
Wholesale	$14,569	$309
Retail	6,430	4,360
Consolidated total	$20,999	$4,669

	Total Assets
	July 31, 2018	January 31, 2018	July 31, 2017
Wholesale	$601,788	$621,965	$609,893
Retail	25,460	23,415	24,180
Consolidated total	$627,248	$645,380	$634,073

Geographic Location Data for the Three Months Ended July 31, 2018 and 2017 (in thousands):

	Net Sales		Operating Income / (Loss) (3) (4)
	2018	2017	2018	2017
United States (1)	$59,020	$61,845	$(2,209)	$1,401
International (2)	85,073	66,936	15,069	6,916
Consolidated total	$144,093	$128,781	$12,860	$8,317

United States and International net sales are net of intercompany sales of $76.5 million and $62.3 million for the three months ended July 31, 2018 and 2017, respectively.

Geographic Location Data for the Six Months Ended July 31, 2018 and 2017 (in thousands):

	Net Sales		Operating Income / (Loss) (3) (4)
	2018	2017	2018	2017
United States (1)	$107,862	$106,640	$(8,191)	$(8,380)
International (2)	163,380	121,406	29,190	13,049
Consolidated total	$271,242	$228,046	$20,999	$4,669

United States and International net sales are net of intercompany sales of $141.1 million and $124.6 million for the six months ended July 31, 2018 and 2017, respectively.

(1)

The United States operating (loss) included $10.6 million and $7.2 million of unallocated corporate expenses for the three months ended July 31, 2018 and 2017, respectively. The United States operating loss included $20.7 million and $13.4 million of unallocated corporate expenses for the six months ended July 31, 2018 and 2017, respectively.

(2)

The International operating income included $11.3 million and $7.9 million of certain intercompany profits related to the Company’s supply chain operations for the three months ended July 31, 2018 and 2017, respectively. The International operating income included $22.3 million and $15.5 million of certain intercompany profits related to the Company’s supply chain operations for the six months ended July 31, 2018 and 2017, respectively.

(3)

In the International location of the Wholesale segment, for the three months ended July 31,2017, operating income included a pre-tax charge of $0.1 million, as a result of the Company’s cost savings initiatives. In the United States and International locations of the Wholesale segment, for the six months ended July 31, 2017, operating (loss) / income included a pre-tax charge of $3.8 million and $2.6 million, respectively, as a result of the Company’s cost savings initiatives.

(4)

In the International locations of the Wholesale segment, for the three months and six months ended July 31, 2018, operating income included $0.7 and $1.5 million, of expenses primarily related to the amortization of acquired intangible assets, as a result of the Company’s acquisition of the Olivia Burton brand. In addition, in the United Sates locations of the Wholesale segment, for the three months and six months ended July 31, 2018, operating income included $1.0 million, of expenses primarily associated with the pending acquisition of MVMT. In the United States and International locations of the Wholesale segment, for the three months and the six months ended July 31, 2017, operating income / (loss) included a pre-tax charge of $0.2 and $4.3 million, respectively, of expenses related to transaction costs and adjustments in acquisition accounting, as a result of the Company’s acquisition of the Olivia Burton brand.

	Total Assets
	July 31, 2018	January 31, 2018	July 31, 2017
United States	$206,346	$188,346	$216,929
International	420,902	457,034	417,144
Consolidated total	$627,248	$645,380	$634,073

	Property, Plant and Equipment, Net
	July 31, 2018	January 31, 2018	July 31, 2017
United States	$16,771	$16,570	$17,521
International	7,762	8,101	13,891
Consolidated total	$24,533	$24,671	$31,412

NOTE 6 – INVENTORIES

Inventories consisted of the following (in thousands):

	July 31, 2018	January 31, 2018	July 31, 2017
Finished goods	$129,587	$112,712	$132,659
Component parts	39,880	37,404	41,932
Work-in-process	1,950	1,560	2,376
	$171,417	$151,676	$176,967

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

As of July 31, 2018, there were no loans drawn under the Facility. Additionally, approximately $0.3 million in letters of credit, which were outstanding under the Borrower’s pre-existing asset-based revolving credit facility that was concurrently terminated when the Credit Agreement became effective, are deemed to be issued and outstanding under the Facility. As of July 31, 2018, availability under the Facility was approximately $99.7 million.

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

The Borrowers are also subject to a minimum consolidated EBITDA (as defined in the Credit Agreement) test of $50.0 million, measured at the end of each fiscal quarter based on the four most recent fiscal quarters and a consolidated leverage ratio (as defined in the Credit Agreement) covenant not to exceed 2.50 to 1.00, measured as of the last day of each fiscal quarter. As of July 31, 2018, the Company was in compliance with its covenants under the Credit Agreement.

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

As of July 31, 2018, Bank of America, N.A. issued two irrevocable standby letters of credit in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada. As of July 31, 2018, the Company had outstanding letters of credit totaling $0.3 million with expiration dates through May 31, 2019.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified maturity with a Swiss bank. As of July 31, 2018, and 2017, these lines of credit totaled 6.5 million Swiss francs for both periods, with a dollar equivalent of $6.6 million and $6.7 million, respectively. As of July 31, 2018, and 2017, there were no borrowings against these lines. As of July 31, 2018, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.2 million, in various foreign currencies, of which $0.6 million is a restricted deposit as it relates to lease agreements. As of July 31, 2017, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.2 million in various foreign currencies, of which $0.6 million is a restricted deposit as it relates to lease agreements.

NOTE 8 – EARNINGS PER SHARE

The Company presents net income per share on a basic and diluted basis. Basic earnings per share are computed using weighted-average shares outstanding during the period. Diluted earnings per share are computed using the weighted-average number of shares outstanding adjusted for dilutive common stock equivalents.

The weighted-average number of shares outstanding for basic earnings per share was approximately 23,245,000 and 23,085,000 for the three months ended July 31, 2018 and 2017, respectively. For the three months ended July 31, 2018 and 2017, the number of shares outstanding for diluted earnings per share increased by approximately 467,000 and 133,000, respectively, due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans and SERP.

For the three months ended July 31, 2018 and 2017, approximately nil and 810,000, respectively, of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

The weighted-average number of shares outstanding for basic earnings per share was approximately 23,172,000 and 23,080,000 for the six months ended July 31, 2018 and 2017, respectively. For the six months ended July 31, 2018 and 2017, the number of shares outstanding for diluted earnings per share increased by approximately 413,000 and 173,000, respectively, due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans and SERP.

For the six months ended July 31, 2018 and 2017, approximately 92,000 and 807,000, respectively, of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

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

The Company is involved in legal proceedings and claims from time to time, in the ordinary course of its business. Legal reserves are recorded in accordance with the accounting guidance for contingencies. Contingencies are inherently unpredictable and it is possible that results of operations, balance sheets or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, such matters. For those legal proceedings and claims for which the Company believes that it is probable that a reasonably estimable loss may result, the Company records a reserve for the potential loss. For proceedings and claims where the Company believes it is reasonably possible that a loss may result that is materially in excess of amounts accrued for the matter, the Company either discloses an estimate of such possible loss or range of loss or includes a statement that such an estimate cannot be made. As of July 31, 2018, the Company is party to legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition, future results of operations beyond the amounts accrued, or cash flows.

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

As of July 31, 2018, the amounts recorded in fiscal year 2018 related to the 2017 Tax Act are unchanged and remain provisional for the Transition Tax, the remeasurement of deferred taxes, and our assessment of permanently reinvested earnings. These estimates are subject to revision due to changes in the Company’s analysis and assumptions related to certain matters, such as updates to estimates and amounts related to the earnings and profits and tax pools of certain subsidiaries and the Company’s indefinite reinvestment assertion, including the measurement of deferred taxes on foreign unremitted earnings. The estimated impact of the 2017 Tax Act is also subject to change as a result of additional guidance from, and interpretations by, U.S. regulatory and standard-setting bodies, as well as state tax conformity to federal tax law. The Company expects to complete its assessment of these items within the measurement period, and any adjustments to the provisional amounts initially recorded will be included as an adjustment to income tax expense or benefit in the period in which the amounts are determined.

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

The Company recorded income tax expense of $3.6 million and $2.6 million for the three months ended July 31, 2018 and 2017, respectively.

The effective tax rate was 28.3% and 32.0% for the three months ended July 31, 2018 and 2017, respectively. The change in the effective tax rate was primarily due to changes in jurisdictional earnings, partially offset by no tax benefit being recognized on losses incurred by certain foreign operations.

The Company recorded income tax expense of $3.5 million and $2.9 million for the six months ended July 31, 2018 and 2017, respectively.

The effective tax rate was 16.8% and 68.3% for the six months ended July 31, 2018 and 2017, respectively. The change in the effective tax rate was primarily due to excess tax benefits related to stock-based compensation being recognized in the current period as compared to excess tax deficiencies recognized in the first quarter of last year, the release of a valuation allowance against certain foreign deferred tax assets, and changes in jurisdictional earnings.

The effective tax rate for the three months ended July 31, 2018 differs from the U.S. statutory tax rate of 21.0% primarily due to no tax benefit being recognized on losses incurred by certain foreign operations, partially offset by foreign profits being taxed in lower taxing jurisdictions.  The effective tax rate for the six months ended July 31, 2018 differs from the U.S. statutory tax rate of 21.0% primarily due to the release of a valuation allowance against certain foreign deferred tax assets and foreign profits being taxed in lower taxing jurisdictions.

The effective tax rate for the three and six months ended July 31, 2017 differs from the U.S. statutory tax rate of 35.0% primarily due to foreign profits being taxed in lower taxing jurisdictions and acquisition costs related to the acquisition of the Olivia Burton brand (see Note 16 – Acquisitions for additional disclosures). The effective tax rate for the six months ended July 31, 2017 also includes an increase primarily due to the adoption of ASU 2016-09 and no tax benefit being recognized on losses incurred by certain foreign operations.

NOTE 11 – DERIVATIVE FINANCIAL INSTRUMENTS

As of July 31, 2018, the Company’s entire net forward contracts hedging portfolio consisted of 30.0 million Swiss francs equivalent, 11.5 million Euros equivalent and 0.8 million British Pounds equivalent, with various expiry dates ranging through January 1, 2019.

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for derivatives (in thousands):

	Asset Derivatives				Liability Derivatives
	Balance Sheet Location	July 31, 2018 Fair Value	January 31, 2018 Fair Value	July 31, 2017 Fair Value	Balance Sheet Location	July 31, 2018 Fair Value	January 31, 2018 Fair Value	July 31, 2017 Fair Value
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$—	$544	$402	Accrued Liabilities	$481	$2	$25
Total Derivative Instruments		$—	$544	$402		$481	$2	$25

	Asset Derivatives				Liability Derivatives
	Balance Sheet Location	July 31, 2018 Fair Value	January 31, 2018 Fair Value	July 31, 2017 Fair Value	Balance Sheet Location	July 31, 2018 Fair Value	January 31, 2018 Fair Value	July 31, 2017 Fair Value
Derivatives designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$161	$—	$—	Accrued Liabilities	$—	$44	$464
Total Derivative Instruments		$161	$—	$—		$—	$44	$464

As of July 31, 2018 and 2017, the balance of deferred net gains on derivative financial instruments documented as cash flow hedges included in accumulated other comprehensive income (“AOCI”) was $0.1 and $0.4 million, net of tax benefit of an immaterial amount and $0.1 million, respectively. The maximum length of time the Company hedges its exposure to the fluctuation in future cash flows for forecasted transactions is 24 months. For the three and six months ended July 31, 2018, the Company reclassified from AOCI to earnings $0.3 million of net gain, net of tax benefit of $0.1 for both periods, respectively. For the three and six months ended July 31, 2017, the Company reclassified from AOCI to earnings $0.4 million of net loss, net of tax benefit of $0.1 million, for both periods, respectively.

NOTE 12- ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income consisted of the following (in thousands):

	Currency Translation Adjustments	Available-for-sale securities	Hedging Contracts	Total
Balance, January 31, 2018	$100,190	$191	$(38)	$100,343
Other comprehensive (loss) / income before reclassifications	(19,901)	64	(380)	$(20,217)
Amounts reclassified from accumulated other comprehensive income (1)			276	$276
Net current-period other comprehensive (loss) / income	(19,901)	64	(104)	(19,941)
Balance, July 31, 2018	$80,289	$255	$(142)	$80,402

	Currency Translation Adjustments	Available-for-sale securities	Hedging Contracts	Total
Balance, January 31, 2017	$76,569	$197	$14	$76,780
Other comprehensive income before reclassifications	9,108	1	31	$9,140
Amounts reclassified from accumulated other comprehensive income (1)	—	—	(442)	$(442)
Net current-period other comprehensive income	9,108	1	(411)	8,698
Balance, July 31, 2017	$85,677	$198	$(397)	$85,478

(1)	Amounts reclassified to earnings in the Consolidated Statements of Operations.

NOTE 13 – TREASURY STOCK

On August 29, 2017, the Board approved a share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. The Company may purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise. This authorization expires on August 29, 2020, and replaced a prior share repurchase program approved by the Board on March 31, 2016 under which the Company was authorized to purchase up to $50.0 million of its outstanding common stock from time to time and under which approximately $5.5 million had been repurchased. During the six months ended July 31, 2018, under the new share repurchase program, the Company repurchased a total of 52,400 shares of its common stock at a total cost of approximately $2.1 million, or an average of $39.25 per share. During the six months ended July 31, 2017, under the previous share repurchase program, the Company repurchased a total of 71,507 shares of its common stock at a total cost of approximately $1.7 million or an average cost of $23.15 per share, which included 20,000 shares repurchased from the Movado Group Foundation at a total cost of approximately $0.5 million or an average of $22.90 per share.

There were 17,979 and 32,045 shares of common stock repurchased during the six months ended July 31, 2018 and 2017, respectively, as a result of the surrender of shares in connection with the vesting of certain stock awards. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company to fund the payment of such taxes.

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS

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

On June 20, 2018, the FASB issued ASU 2018-07, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees.  For public companies, the standard will be effective for the first interim reporting period within annual periods beginning after December 15, 2018, with early adoption permitted. The new standard must be adopted using a modified retrospective transition with a cumulative effect adjustment recorded to opening retained earnings as of the initial adoption date.  The Company is evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements.

NOTE 15 – COST SAVINGS INITIATIVES

As a result of actions taken by the Company in fiscal 2018 to better align its global infrastructure with the current business environment by consolidating certain operations and streamlining functions to reduce costs and improve profitability, the Company recorded $13.6 million of pre-tax expenses primarily for severance and payroll related, other and occupancy charges, predominantly impacting the Company’s North American and Swiss operations.

A summary roll-forward of costs related to the cost savings initiatives is as follows (in thousands):

	Balance at January 31, 2018	Cash payments	Foreign exchange	Balance in Accrued Liabilities at July 31, 2018
Severance and payroll related	$931	$(601)	$—	$330
Other	919	(181)	(50)	688
Occupancy charges	74	(22)	(4)	48
Total	$1,924	$(804)	$(54)	$1,066

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

The results of the JLB Brands Ltd.’s operations have been included in the consolidated financial statements since the date of acquisition within the International location of the Wholesale segment. In the International locations of the Wholesale segment, for the three and six months ended July 31, 2018, operating income included $0.7 million and $1.5 million, respectively, of expenses primarily related to the amortization of acquired intangible assets, as a result of the Company’s acquisition of the Olivia Burton brand.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
(In thousands, except per share data)	(Unaudited)		(Unaudited)
Net sales	$144,093	$136,026	$271,242	$239,309
Net income	$9,140	$9,957	$17,255	$6,214

Basic income per share:
Net income per share attributed to Movado Group, Inc.	$0.39	$0.43	$0.74	$0.27

Diluted income per share:
Net income per share attributed to Movado Group, Inc.	$0.39	$0.43	$0.73	$0.27

The change in the carrying amount of the Company’s goodwill, which is included in the International location of the Wholesale segment, is as follows (in thousands):

Total
Balance, January 31, 2018	$60,269
Foreign exchange impact	(4,525)
Balance, July 31, 2018	$55,744

Trade name and other intangible assets consist of the following (in thousands):

	As of
	July 31, 2018
	Gross carrying amount	Accumulated amortization	Foreign exchange	Net
Intangible assets subject to amortization:
Trade name	$12,766	$(1,428)	$132	$11,470
Customer relationships	8,598	(1,603)	104	7,099
Total intangible assets	$21,364	$(3,031)	$236	$18,569

Estimated amortization expense for the next five years is: $1.4 million for the remaining six months of fiscal 2019, $12.8 million in fiscal years 2020 through 2024 and $4.4 million in total in the years thereafter at prevailing foreign exchange rates.

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

The impact of the adoption of the standard on the Company’s July 31, 2018 Consolidated Balance Sheet and for the three and six months ended July 31, 2018 Consolidated Statement of Operations were as follows (in thousands):

	As of July 31, 2018
	As reported	Balances Without Adoption	Impact of Adoption
Assets
Trade Receivables, net	$83,818	$82,760	$1,058
Inventories	$171,417	$171,965	$(548)
Deferred and non-current income taxes	$8,074	$8,099	$(25)
Liabilities
Accrued liabilities	$50,054	$49,893	$161
Income taxes payable	$5,996	$5,957	$39
Deferred and non-current income taxes	$29,718	$29,706	$12

	Three months ended July 31, 2018
	As reported	Amounts Without Adoption	Impact of Adoption
Net sales	$144,093	$145,210	$(1,117)
Gross profit	$77,834	$78,323	$(488)
Net income	$9,140	$9,384	$(244)

	Six months ended July 31, 2018
	As reported	Amounts Without Adoption	Impact of Adoption
Net sales	$271,242	$270,184	$1,058
Gross profit	$145,358	$144,848	$510
Net income	$17,255	$16,982	$273

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

	Three months ended	Six months ended
	July 31, 2018	July 31, 2018
Customer Type
Wholesale	$117,735	$223,709
Direct to consumer	25,329	45,111
After-sales service	1,029	2,422
Consolidated	$144,093	$271,242

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

NOTE 18 – SUBSEQUENT EVENT

On August 15, 2018, the Company announced that it has entered into a definitive agreement to acquire MVMT Watches Inc., the owner of MVMT ("MVMT"), a global aspirational lifestyle brand. The purchase price is comprised of an initial payment of approximately $100 million, or approximately $85 million net of tax benefits that are anticipated to be generated from the acquisition, and two future contingent payments that combined could total up to an additional $100 million before tax benefits. The exact amount of the future payments will be determined by MVMT's future financial performance with no minimum required future payment. The acquisition will be funded through cash and borrowings under the Company's revolving credit facility. The purchase price will be subject to working capital and other closing adjustments. The closing of the acquisition is subject to customary closing conditions, and is expected to close on or about October 1, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q, including, without limitation, statements under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as statements in future filings by the Company with the Securities and Exchange Commission (the “SEC”), in the Company’s press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, forecasts and projections about the Company, its future performance, the industry in which the Company operates and management’s assumptions. Words such as “expects”, “anticipates”, “targets”, “goals”, “projects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should” and variations of such words and similar expressions are also intended to identify such forward-looking statements. The Company cautions readers that forward-looking statements include, without limitation, those relating to the Company’s future business prospects, projected operating or financial results, revenues, working capital, liquidity, capital needs, plans for future operations, expectations regarding capital expenditures, operating efficiency initiatives and other items, cost savings initiatives, and operating expenses, effective tax rates, margins, interest costs, and income as well as assumptions relating to the foregoing. Forward-looking statements are subject to certain risks and uncertainties, some of which cannot be predicted or quantified. Actual results and future events could differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company’s reports filed with the SEC, including, without limitation, the following: the satisfaction of the conditions to the closing of the Company’s pending acquisition of MVMT Watches Inc., general economic and business conditions, which may impact disposable income of consumers in the United States and the other significant markets (including Europe) where the Company’s products are sold, uncertainty regarding such economic and business conditions, trends in consumer debt levels and bad debt write-offs, general uncertainty related to possible terrorist attacks, natural disasters, the stability of the European Union (including the impact of the June 23, 2016 referendum advising that the United Kingdom exit from the European Union) and defaults on or downgrades of sovereign debt and the impact of any of those events on consumer spending, changes in consumer preferences and popularity of particular designs, new product development and introduction, the ability of the Company to successfully implement its business strategies, competitive products and pricing, the impact of “smart” watches and other wearable tech products on the traditional watch market, seasonality, availability of alternative sources of supply in the case of the loss of any significant supplier or any supplier’s inability to fulfill the Company’s orders, the loss of or curtailed sales to significant customers, the Company’s dependence on key employees and officers, the ability to successfully integrate the operations of acquired businesses (including the Olivia Burton and MVMT brands) without disruption to other business activities, the possible impairment of acquired intangible assets including goodwill if the carrying value of any reporting unit were to exceed its fair value, the continuation of the company’s major warehouse and distribution centers, the continuation of licensing arrangements with third parties, losses possible from pending or future litigation, the ability to secure and protect trademarks, patents and other intellectual property rights, the ability to lease new stores on suitable terms in desired markets and to complete construction on a timely basis, the ability of the Company to successfully manage its expenses on a continuing basis, information systems failure or breaches of network security, the continued availability to the Company of financing and credit on favorable terms, business disruptions, disease, general risks associated with doing business outside the United States including, without limitation, import duties, tariffs, quotas, political and economic stability, changes to existing laws or regulations, and success of hedging strategies with respect to currency exchange rate fluctuations.

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

See Note 2 – Accounting Pronouncements Recently Adopted for updates to the critical accounting policies disclosed in the Company’s 2018 Annual Report on Form 10-K.

Recent Developments

On August 15, 2018, the Company announced that on that date it entered into a Securities Purchase Agreement (the “Purchase Agreement”) pursuant to which it expects to acquire all of the outstanding equity interests of MVMT Watches Inc. (“MVMT”) upon the terms and subject to the conditions contained therein. The purchase price is comprised of an initial payment of $100 million, subject to adjustments for cash, debt and working capital, and up to an additional $100 million in earnout payments. The acquisition will be funded through cash and borrowings under the Company’s revolving credit facility. The Purchase Agreement contains customary representations, warranties and covenants of the Company, MVMT and the selling shareholders, as well as an agreement by MVMT’s founders not to compete with MVMT in certain lines of business or solicit MVMT’s employees or customers, in each case for a period of five years following the closing date.  The acquisition is expected to close on or about October 1, 2018, subject to customary closing conditions, and there can be no assurance that the acquisition will close on the terms anticipated or at all.  The Purchase Agreement contains customary termination provisions, including provisions giving the Company and the sellers the right to terminate the Purchase Agreement if the transaction has not been consummated by November 1, 2018.  The foregoing description of the Purchase Agreement does not purport to be complete and is subject to, and qualified in its entirety by reference to, the disclosure in the Company’s Form 8-K filed on August 15, 2018 and the full text of the Purchase Agreement, which will be attached as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending October 31, 2018.

On August 29, 2018, the Board of Directors approved the payment of a cash dividend in the amount of $0.20 for each share of the Company’s outstanding common stock and class A common stock. The dividend will be paid on September 25, 2018 to all shareholders of record as of the close of business on September 11, 2018. The decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board, in its sole discretion.

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

The Company divides its watch business into two principal categories: the owned brands category and the licensed brands category. The owned brands category consists of the Movado®, Olivia Burton®, Ebel®, and Concord® brands. Watches in the licensed brands category include the following brands manufactured and distributed under license agreements with the respective brand owners: Coach®, HUGO BOSS®, Lacoste®, Tommy Hilfiger®, SCUDERIA FERRARI® and Rebecca Minkoff® and Uri Minkoff®.

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

Results of operations for the three months ended July 31, 2018 as compared to the three months ended July 31, 2017

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Three Months Ended July 31,
	2018	2017
Wholesale:
United States	$38,218	$44,082
International	84,864	66,936
Total Wholesale	123,082	111,018
Retail	21,011	17,763
Net Sales	$144,093	$128,781

Comparative net sales by categories were as follows (in thousands):

	Three Months Ended July 31,
	2018	2017
Wholesale:
Owned brands category	$51,533	$46,339
Licensed brands category	69,722	62,529
After-sales service and all other	1,827	2,150
Total Wholesale	123,082	111,018
Retail	21,011	17,763
Consolidated total	$144,093	$128,781

Net sales for the three months ended July 31, 2018 were $144.1 million, above the prior year period by $15.3 million or 11.9% which included an unfavorable impact of $1.1 million, as a result of adoption of ASC 606. For the three months ended July 31, 2018, fluctuations in foreign currency exchange rates favorably impacted net sales by $1.8 million when compared to the prior year period.

Net sales for the three months ended July 31, 2018 in the Wholesale segment were $123.1 million, above the prior year period by $12.1 million or 10.9%. The increase in net sales was primarily the result of an increase in net sales in the International Wholesale segment partially offset by a decrease in the United States Wholesale segment.

Net sales for the three months ended July 31, 2018 in the United States location of the Wholesale segment were $38.2 million, below the prior year period by $5.9 million or 13.3%, resulting principally from a net sales decrease in the licensed brands category. The net sales decrease recorded in the licensed brands category was $4.7 million, or 44.1% as the U.S. fashion watch market continues to be challenging. The net sales recorded in the owned brands category were lower than the comparable period by $0.3 million or 0.8%.

Net sales for the three months ended July 31, 2018 in the International location of the Wholesale segment were $84.9 million, above the prior year by $17.9 million or 26.8%, which included fluctuations in foreign currency exchange rates which favorably impacted net sales by $1.8 million when compared to the prior year period. This increase was driven by net sales increases in both the licensed brands and owned brands categories. The net sales increase in the licensed brands category was $11.9 million, or 23.1%, primarily due to net sales increases in Europe and Latin America. The net sales increase recorded in the owned brands category was $5.5 million, or 37.0%, primarily due to sales increases in Europe. The net sales increase in the owned brands category included sales attributable to the addition of the Olivia Burton brand.

Net sales for the three months ended July 31, 2018 in the Retail segment were $21.0 million, above the prior year period by $3.2 million, or 18.3%, driven by higher sales in both comparable stores, the addition of new store openings, and a favorable product mix. The Retail segment experienced higher conversion rates as products resonated well with customers. As of July 31, 2018 and 2017, the Company operated 43 and 40 retail outlet locations, respectively.

Gross Profit.  Gross profit for the three months ended July 31, 2018 was $77.8 million or 54.0% of net sales as compared to $66.1 million or 51.4% of net sales in the prior year period. The increase in gross profit of $11.7 million was primarily due to higher net sales and a higher gross margin percentage. The increase in the gross margin percentage of approximately 270 basis points for the three months ended July 31, 2018, resulted primarily from the favorable impact of sales mix of approximately 200 basis points, the impact of fluctuations in foreign currency exchange rates of approximately 30 basis points, the increased leveraging of certain fixed costs as a result of higher sales of approximately 20 basis points and the non-recurrence of the amortization of the inventory step-up adjustment related to the acquisition of the Olivia Burton brand of approximately 20 basis points.

Selling, General and Administrative (“SG&A”).  SG&A expenses for the three months ended July 31, 2018 were $65.0 million, representing an increase from the prior year period of $7.2 million or 12.4%. The increase in SG&A expenses was attributable to higher marketing expenses of $4.6 million, consulting and legal costs of $1.7 million principally associated with the pending acquisition of the MVMT brand, higher distribution costs of $1.2 million, payroll and performance based compensation of $2.4 million, $0.8 million of payroll and occupancy costs associated with the opening of new retail outlet locations and $0.8 million of bad debt expense principally due to the non-recurrence of a $0.8 million customer recovery in the comparable period in the prior year. SG&A expenses also included the unfavorable effect of foreign currency translation and transaction losses of $1.4 principally related to the non-recurrence of $0.9 million of transactional gains in the comparable period in the prior year. These increases were partially offset by a $2.8 million reduction in selling expenses due principally to the Company’s decision to not participate in the Basel Fair in the current year and the non-recurrence of $4.2 million of expenses related to the acquisition of the Olivia Burton brand in the prior year, partially offset by $0.7 million of intangible amortization incurred in the three months ended July 31, 2018.

Wholesale Operating Income.  In the three months ended July 31, 2018 and 2017, respectively, the Company recorded Wholesale segment operating income of $8.2 million and $4.8 million, which includes $10.6 million and $7.2 million of unallocated corporate expenses as well as $11.3 million and $7.9 million, respectively, of certain intercompany profits related to the Company’s supply chain operations. The $3.4 million increase in operating income was the net result of a higher gross profit of $9.5 million when compared to the prior year period, partially offset by higher SG&A expenses of $6.1 million, as detailed above. The increase in SG&A expenses was attributable to higher marketing expenses of $4.6 million, consulting and legal costs of $1.7 million principally associated with the pending acquisition of the MVMT brand, higher distribution costs of $1.2 million, payroll, and performance based compensation of $2.4 million and $0.8 million of bad debt expense principally due to the non-recurrence of a customer recovery in the comparable period in the prior year. SG&A expenses also included the unfavorable effect of foreign currency translation and transaction losses of $1.4 principally related to the non-recurrence of $0.9 million of transactional gains in the comparable period in the prior year. These increases were partially offset by a $2.8 million reduction in selling expenses due principally to the Company’s decision to not participate in the Basel Fair in the current year and the non-recurrence of $4.2 million of expenses related to the acquisition of the Olivia Burton brand in the prior year, partially offset  by $0.7 million  of intangible amortization incurred in the three months ended July 31, 2018.

U.S. Wholesale Operating Loss.  In the United States location of the Wholesale segment, during the three months ended July 31, 2018 and 2017, respectively, the Company recorded an operating loss of $6.8 million and $2.1 million, which included unallocated corporate expenses of $10.6 million and $7.2 million. The increase in operating loss of $4.7 million was the net result of lower gross profit of $1.0 million and higher SG&A expenses of $3.7 million. The decrease in gross profit of $1.0 million was due to lower net sales partially offset by a higher gross margin percentage. The increase in SG&A expenses of $3.7 million was attributable to increased consulting and legal costs of $2.1 million principally associated with the pending acquisition of the MVMT brand, higher distribution costs of $0.5 million, and higher marketing costs of $0.6 million.

International Wholesale Operating Income.  In the International location of the Wholesale segment, during the three months ended July 31, 2018 and 2017, respectively, the Company recorded operating income of $15.0 million and $6.9 million, which included $11.3 million and $7.9 million of certain intercompany profits related to the Company’s International supply chain operations. The increase in operating income of $8.1 million was primarily due to higher gross profit of $10.5 million, partially offset by higher SG&A expenses of $2.4 million. The increase in gross profit of $10.5 million was primarily due to higher net sales and a higher gross margin percentage. The increase in SG&A expenses of $2.4 million was attributable to higher marketing expenses of $4.0 million, higher distribution costs of $0.8 million, higher payroll related compensation of $1.4 million, bad debt expense of $0.3 million and higher rent of $0.2 million. SG&A expenses also included the unfavorable effect of foreign currency translation and transaction losses of $1.4 principally related to the non-recurrence of $0.9 million of transactional gains in the comparable period in the prior. These increases were partially offset by the non-recurrence of $4.2 million of expenses related to the acquisition of the Olivia Burton brand in the prior year, partially offset by $0.7 million of intangible amortization incurred in the three months ended July 31, 2018.

Retail Operating Income.  Operating income of $4.7 million and $3.5 million was recorded in the Retail segment for the three months ended July 31, 2018 and 2017, respectively. The increase in operating income of $1.2 million was the result a higher gross profit of $2.2 million partially offset by higher SG&A expenses of $1.0 million. The higher gross profit was the result of higher net sales and a higher gross margin percentage. The increase in SG&A expenses of $1.0 million was primarily due to rent and payroll related costs associated with the opening of new outlet locations.

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

As of July 31, 2018, the amounts recorded in fiscal year 2018 related to the 2017 Tax Act are unchanged and remain provisional for the Transition Tax, the remeasurement of deferred taxes, and our assessment of permanently reinvested earnings. These estimates are subject to revision due to changes in the Company’s analysis and assumptions related to certain matters, such as updates to estimates and amounts related to the earnings and profits and tax pools of certain subsidiaries and the Company’s indefinite reinvestment assertion, including the measurement of deferred taxes on foreign unremitted earnings. The estimated impact of the 2017 Tax Act is also subject to change as a result of additional guidance from, and interpretations by, U.S. regulatory and standard-setting bodies, as well as state tax conformity to federal tax law. The Company expects to complete its assessment of these items within the measurement period, and any adjustments to the provisional amounts initially recorded will be included as an adjustment to income tax expense or benefit in the period in which the amounts are determined.

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

The Company recorded income tax expense of $3.6 million and $2.6 million for the three months ended July 31, 2018 and 2017, respectively.

The effective tax rate was 28.3% and 32.0% for the three months ended July 31, 2018 and 2017, respectively. The change in the effective tax rate was primarily due to changes in jurisdictional earnings, partially offset by no tax benefit being recognized on losses incurred by certain foreign operations.

The effective tax rate for the three months ended July 31, 2018 differs from the U.S. statutory tax rate of 21.0% primarily due to no tax benefit being recognized on losses incurred by certain foreign operations, partially offset by foreign profits being taxed in lower taxing jurisdictions.

The effective tax rate for the three months ended July 31, 2017 differs from the U.S. statutory tax rate of 35.0% primarily due to foreign profits being taxed in lower taxing jurisdictions and acquisition costs related to the acquisition of the Olivia Burton brand (see Note 16 – Acquisitions for additional disclosures).

Net Income Attributed to Movado Group, Inc. The Company recorded net income attributed to Movado Group, Inc. of $9.1 million and $5.5 million, for the three months ended July 31, 2018 and 2017, respectively.

Results of operations for the six months ended July 31, 2018 as compared to the six months ended July 31, 2017

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Six Months Ended July 31,
	2018	2017
Wholesale:
United States	$72,011	$76,772
International	163,171	121,406
Total Wholesale	235,182	198,178
Retail	36,060	29,868
Net Sales	$271,242	$228,046

Comparative net sales by categories were as follows (in thousands):

	Six Months Ended July 31,
	2018	2017
Wholesale:
Owned brands category	$93,116	$79,481
Licensed brands category	135,573	113,899
After-sales service and all other	6,493	4,798
Total Wholesale	235,182	198,178
Retail	36,060	29,868
Consolidated total	$271,242	$228,046

Net sales for the six months ended July 31, 2018 were $271.2 million, above the prior year period by $43.2 million or 18.9%, which included a favorable impact of $1.1 million as a result of the adoption of ASC 606.  For the six months ended July 31, 2018, fluctuations in foreign currency exchange rates favorably impacted net sales by $7.6 million when compared to the prior year period.

Net sales for the six months ended July 31, 2018 in the Wholesale segment were $235.2 million, above the prior year period by $37.0 million or 18.7%. The increase in net sales was the result of an increase in net sales in the International location partially offset by a decrease in net sales in the United States location of the Wholesale segment.

Net sales for the six months ended July 31, 2018 in the United States location of the Wholesale segment were $72.0 million, below the prior year period by $4.7 million or 6.2%, resulting from the net sales decrease in the licensed brands category, partially offset by an increase in the owned brands category. The net sales increase recorded in the owned brands category was $1.6 million, or 3.0%, primarily due to increased sales in chain and department store customers and sales attributable to the addition of the Olivia Burton brand. The decrease in net sales in the licensed brands category was $6.6 million or 34.7%, as the U.S. fashion watch market continues to be challenging.

Net sales for the six months ended July 31, 2018 in the International location of the Wholesale segment were $163.2 million, above the prior year by $41.8 million or 34.4%, which included fluctuations in foreign currency exchange rates which favorably impacted net sales by $7.6 million when compared to the prior year period. This increase was primarily driven by net sales increases in both the licensed brands and owned brands categories. The net sales increase in the licensed brands category was $28.3 million, or 29.9%, primarily due to net sales increases in Europe, and Latin America. The net sales increase recorded in the owned brands category was $12.0 million, or 47.6%, primarily due to sales increases in Europe. The net sales increase in the owned brands category included sales attributable to the addition of the Olivia Burton brand.

Net sales for the six months ended July 31, 2018 in the Retail segment were $36.1 million, above the prior year period by $6.2 million, or 20.7%, driven by higher sales in comparable stores, the addition of new store openings and a better product mix combined with higher conversion rates as products resonated well with customers. As of July 31, 2018, and 2017, the Company operated 43 and 40 retail outlet locations, respectively.

Gross Profit.  Gross profit for the six months ended July 31, 2018 was $145.4 million or 53.6% of net sales as compared to $115.3 million or 50.5% of net sales in the prior year period. The increase in gross profit of $30.1 million was primarily due to higher net sales and a higher gross margin percentage. The increase in the gross margin percentage of approximately 310 basis points for the six months ended July 31, 2018, resulted primarily from the favorable impact of sales mix  of approximately 120 basis points,  the impact of fluctuations in foreign currency exchange rates of approximately 60 basis points, the non-recurrence of costs incurred from the Company’s prior year cost savings initiative of approximately 60 basis points, the increased leveraging of certain fixed costs as a result of higher sales of approximately 60 basis points and 10 basis points from the non-recurrence of the amortization of the inventory step-up adjustment related to the acquisition of the Olivia Burton brand.

Selling, General and Administrative (“SG&A”).  SG&A expenses for the six months ended July 31, 2018 were $124.4 million, representing an increase from the prior year period of $13.8 million or 12.4%. The increase in SG&A expenses was attributable to higher marketing expenses of $10.7 million, higher distribution costs of $2.4 million, payroll, and performance based compensation of $2.1 million, consulting and legal costs of $1.8 million principally associated with the pending acquisition of the MVMT brand, $1.4 million of payroll and occupancy costs associated with the opening of new retail locations, $1.1 million higher bad debt expense, principally due to the non-recurrence of a $0.8 million customer recovery in the prior year and higher rent expenses of $0.4 million. SG&A expenses also included the unfavorable effect of foreign currency translation and transaction losses of $2.9 principally related to the non-recurrence of $1.1 million of transactional gains in the comparable period in the prior year. These increases were partially offset by the  reduction of $1.6 million of selling expenses, due principally to the Company’s decision to not participate in the Basel Fair in the current year, the non-recurrence of $5.0 million of expenses related to the Company’s cost savings initiative in the prior year, and the non-recurrence of $4.2 million of expenses related to the acquisition of the Olivia Burton brand in the prior year, partially offset by $1.5 million of intangible amortization incurred in the six months ended July 31, 2018.

Wholesale Operating Income.  In the six months ended July 31, 2018 and 2017, respectively, the Company recorded Wholesale segment operating income of $14.6 million and $0.3 million, which includes $20.7 million and $13.4 million of unallocated corporate expenses as well as $22.3 million and $15.5 million, respectively, of certain intercompany profits related to the Company’s supply chain operations. The $14.3 million increase in operating income was the net result of a higher gross profit of $26.3 million when compared to the prior year period, partially offset by higher SG&A expenses of $12.0 million. The increase in SG&A expenses was attributable to higher marketing expenses of $10.7 million, higher distribution costs of $2.4 million, payroll, and performance based compensation of $2.1 million, consulting and legal costs of $1.8 million principally associated with the pending acquisition of the MVMT brand, $1.1 million higher bad debt expense, principally due to the non-recurrence of a $0.8 million customer recovery in the prior year and higher rent expenses of $0.4 million. SG&A expenses also included the unfavorable effect of foreign currency translation and transaction losses of $2.9 principally related to the non-recurrence of $1.1 million of transactional gains in the comparable period in the prior year. These increases were partially offset by the reduction of $1.6 million of selling expenses, due principally to the Company’s decision to not participate in the Basel Fair in the current year, the non-recurrence of $5.0 million of expenses related to the Company’s cost savings initiative in the prior year,  and the non-recurrence of $4.2 million of expenses  related to the acquisition of the Olivia Burton brand in the prior year, partially offset by $1.5 million of intangible amortization incurred in the six months ended July 31, 2018..

U.S. Wholesale Operating Loss.  In the United States location of the Wholesale segment, during the six months ended July 31, 2018 and 2017, respectively, the Company recorded an operating loss of $14.6 million and $12.7 million, which included unallocated corporate expenses of $20.7 million and $13.4 million. The increase in operating loss of $1.9 million was the net result of higher gross profit of $1.3 million offset by higher SG&A expenses of $3.2 million. The increase in gross profit of $1.3 million was due to a higher gross margin percentage on slightly lower sales. The increase in SG&A expenses of $3.2 million was attributable to higher marketing costs of $4.1 million, higher consulting and legal costs of $2.1 million principally associated with the pending acquisition of the MVMT brand and higher payroll, and performance based compensation of $1.0 million. These costs were partially offset by the non-recurrence of $3.6 million in charges related the Company’s cost savings initiative incurred during the six months ended July 31, 2017.

International Wholesale Operating Income.  In the International location of the Wholesale segment, during the six months ended July 31, 2018 and 2017, respectively, the Company recorded operating income of $29.1 million and $13.0 million, which included $22.3 million and $15.5 million of certain intercompany profits related to the Company’s International supply chain operations. The increase in operating income of $16.1 million was primarily due to higher gross profit of $25.0 million, partially offset by higher SG&A expenses of $8.9 million. The increase in gross profit of $25.0 million was primarily due to higher net sales and a higher gross margin percentage. The increase in SG&A expenses of $8.9 million was attributable to higher marketing expenses of $6.5 million, higher distribution costs of $1.8 million, higher payroll related expenses of $1.5 million, the unfavorable effect of foreign currency translation and transaction losses of $2.9 principally related to the non-recurrence of $1.1 million of transactional gains in the comparable period in the prior year, higher bad debt expenses of $0.4 million and. higher rent costs of $0.2 million. These increases were partially offset by the reduction of $1.3 million of selling expenses, due principally to the Company’s decision to not participate in the Basel Fair in the current year, lower consulting and legal expenses of $0.4 million and the  non-recurrence of $4.2 million of expenses  related to the acquisition of the Olivia Burton brand in the prior year, partially offset by $1.5 million  of intangible amortization incurred in the six months ended July 31, 2018.

Retail Operating Income.  Operating income of $6.4 million and $4.4 million was recorded in the Retail segment for the six months ended July 31, 2018 and 2017, respectively. The increase in operating income of $2.0 million was the result a higher gross profit of $3.8 million partially offset by higher SG&A expenses of $1.8 million. The higher gross profit was the result of higher net sales and a higher gross margin percentage. The increase in SG&A expenses of $1.8 million was primarily due to rent and payroll related costs associated with the opening of new outlet locations.

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

As of July 31, 2018, the amounts recorded in fiscal year 2018 related to the 2017 Tax Act are unchanged and remain provisional for the Transition Tax, the remeasurement of deferred taxes, and our assessment of permanently reinvested earnings. These estimates are subject to revision due to changes in the Company’s analysis and assumptions related to certain matters, such as updates to estimates and amounts related to the earnings and profits and tax pools of certain subsidiaries and the Company’s indefinite reinvestment assertion, including the measurement of deferred taxes on foreign unremitted earnings. The estimated impact of the 2017 Tax Act is also subject to change as a result of additional guidance from, and interpretations by, U.S. regulatory and standard-setting bodies, as well as state tax conformity to federal tax law. The Company expects to complete its assessment of these items within the measurement period, and any adjustments to the provisional amounts initially recorded will be included as an adjustment to income tax expense or benefit in the period in which the amounts are determined.

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

The Company recorded income tax expense of 3.5 million and $2.9 million for the six months ended July 31, 2018 and 2017, respectively.

The effective tax rate was 16.8% and 68.3% for the six months ended July 31, 2018 and 2017, respectively. The change in the effective tax rate was primarily due to excess tax benefits related to stock-based compensation being recognized in the current period as compared to excess tax deficiencies recognized in the first quarter of last year, the release of a valuation allowance against certain foreign deferred tax assets, and changes in jurisdictional earnings.

The effective tax rate for the six months ended July 31, 2018 differs from the U.S. statutory tax rate of 21.0% primarily due to the release of a valuation allowance against certain foreign deferred tax assets and foreign profits being taxed in lower taxing jurisdictions.

The effective tax rate for the six months ended July 31, 2017 differs from the U.S. statutory tax rate of 35.0% primarily due to foreign profits being taxed in lower taxing jurisdictions and acquisition costs related to the acquisition of the Olivia Burton brand (see Note 16 – Acquisitions for additional disclosures). The effective tax rate for the six months ended July 31, 2017 also includes an increase primarily due to the adoption of ASU 2016-09 and no tax benefit being recognized on losses incurred by certain foreign operations.

Net Income / (Loss) Attributed to Movado Group, Inc. The Company recorded net income attributed to Movado Group, Inc. of $17.3 million and $1.3 million, for the six months ended July 31, 2018 and 2017, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2018 and July 31, 2017, respectively, the Company had $175.6 million and $162.4 million of cash and cash equivalents, of which, $143.9 million and $150.9 million consisted of cash and cash equivalents at the Company’s foreign subsidiaries. The Company has recorded a provisional deferred tax liability for foreign withholding and U.S. state income taxes of $10.7 million related to $217.1 million of foreign earnings. A deferred tax liability has not been recorded for the remaining undistributed foreign earnings of approximately $107.9 million. In light of the 2017 Tax Act, the Company continues to evaluate its assertion related to the indefinite reinvestment of earnings in its foreign operations. In accordance with Staff Accounting Bulletin 118, if the Company revises its assertion during the measurement period, the change, and any corresponding adjustment, would be recorded as part of the 2017 Tax Act enactment in the period in which the revision is determined.

Cash provided by operating activities was $4.1 million as compared to $10.0 million used in operating activities for the six months ended July 31, 2018 and 2017, respectively. The $4.1 million of cash provided by operating activities for the six months ended July 31, 2018, was primarily due to net income for the period of $17.3 million and favorable non-cash items of $8.4 million, partially offset by the change in working capital of $22.1 million. The change in working capital of $22.1 million was primarily due to the timing of building inventory in anticipation of the holiday selling season in the second half of the fiscal year, increases in accounts receivables primarily due to increased sales, and higher other current assets primarily due to prepayments made to suppliers, partially offset by higher accounts payable and accrued liabilities. The $10.0 million of cash used in operating activities for the six months ended July 31, 2017, was primarily due to an unfavorable change in working capital as presented on the consolidated statements of cash flows of $26.4 million, partially offset by favorable non-cash items of $15.3 million, which included a $6.4 million charge related to the Company’s cost savings initiatives. The unfavorable change in working capital of $26.4 million was primarily due to the ordinary course building of inventory to meet anticipated future demand, higher trade receivables and higher other current assets primarily due to prepayments made to suppliers, partially offset by higher accounts payable. Included in the change in working capital was $4.3 million of payments related to the Company’s cost savings initiatives.

Cash used in investing activities was $5.3 million and $80.4 million for the six months ended July 31, 2018 and 2017, respectively. The cash used in investing activities for the six months ended July 31, 2018 was primarily for capital expenditures related to the opening and renovations of the Company’s retail outlet locations and capital expenditures related to office improvements. The cash used in investing activities for the six months ended July 31, 2017 was primarily for the acquisition, net of cash acquired, of the Olivia Burton brand.

Cash used in financing activities was $31.5 million and $8.4 million for the six months ended July 31, 2018 and 2017, respectively. Cash used in financing activities for the six months ended July 31, 2018 included the repayment of bank borrowings, the payment of dividends and the repurchase of shares of the Company’s common stock, partially offset by the exercise of certain stock awards. Cash used in financing activities for the six months ended July 31, 2017 included the payment of dividends, the repurchase of shares of the Company’s common stock, and the surrender of shares in connection with the vesting of certain stock awards.

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

As of July 31, 2018, there were no loans drawn under the Facility. Additionally, approximately $0.3 million in letters of credit, which were outstanding under the Borrower’s pre-existing asset-based revolving credit facility that was concurrently terminated when the Credit Agreement became effective, are deemed to be issued and outstanding under the Facility. As of July 31, 2018, availability under the Facility was approximately $99.7 million.

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

The Borrowers are also subject to a minimum consolidated EBITDA (as defined in the Credit Agreement) test of $50.0 million, measured at the end of each fiscal quarter based on the four most recent fiscal quarters and a consolidated leverage ratio (as defined in the Credit Agreement) covenant not to exceed 2.50 to 1.00, measured as of the last day of each fiscal quarter. As of July 31, 2018, the Company was in compliance with its covenants under the Credit Agreement.

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

As of July 31, 2018, Bank of America, N.A. issued two irrevocable standby letters of credit in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada. As of July 31, 2018, the Company had outstanding letters of credit totaling $0.3 million with expiration dates through May 31, 2019.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified maturity with a Swiss bank. As of July 31, 2018 and 2017, these lines of credit totaled 6.5 million Swiss francs for both periods with a dollar equivalent of $6.6 million and $6.7 million, respectively. As of July 31, 2018 and 2017, there were no borrowings against these lines. As of July 31, 2018, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.2 million, in various foreign currencies, of which $0.6 million is a restricted deposit as it relates to lease agreements. As of July 31, 2017, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.2 million, in various foreign currencies, of which $0.6 million is a restricted deposit as it relates to lease agreements.

The Company paid dividends of $0.40 per share or approximately $9.2 million for the six months ended July 31, 2018 and paid dividends of $0.26 per share or approximately $6.0 million for the six months ended July 31, 2017.

On August 29, 2018, the Board of Directors approved the payment of a cash dividend in the amount of $0.20 for each share of the Company’s outstanding common stock and class A common stock. The dividend will be paid on September 25, 2018 to all shareholders of record as of the close of business on September 11, 2018. The decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board, in its sole discretion.

On August 15, 2018, the Company announced that it has entered into a definitive agreement to acquire MVMT Watches Inc., the owner of MVMT ("MVMT"), a global aspirational lifestyle brand. The purchase price is comprised of an initial payment of approximately $100 million, or approximately $85 million net of tax benefits, and two future contingent payments that combined could total up to an additional $100 million before taxes.

Management believes that the cash on hand, availability under its credit facility and the expected cash flow from operations and the Company’s short-term borrowing capacity will be sufficient to meet its working capital needs for at least the next twelve months.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet financing or unconsolidated special-purpose entities.

Accounting Changes and Recent Accounting Pronouncements

See Note 2 and 14 to the accompanying unaudited consolidated financial statements for a description of certain accounting changes and recent accounting pronouncements, which may impact our consolidated financial statements in future reporting periods.

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

As of July 31, 2018, the Company’s entire net forward contracts hedging portfolio consisted of 30.0 million Swiss francs equivalent, 11.5 million Euros equivalent and 0.8 million British Pounds equivalent, with various expiry dates ranging through January 1,2019 compared to a portfolio of 22.0 million Swiss francs equivalent, 11.0 million Euros equivalent and 4.0 million British Pounds equivalent, with various expiry dates ranging through January 10, 2018. If the Company were to settle its Swiss franc forward contracts at July 31, 2018 and 2017, the net result would be a loss of $0.3 million, net of tax benefit of $0.1 million and a gain of $0.2 million, net of tax of $0.2 million, respectively. If the Company were to settle its Euro forward contracts at July 31, 2018 and 2017, the net result would be a gain of $0.1 million, net of tax of $0.0 million and a loss of $0.4 million, net of tax benefit of $0.1 million, respectively. As of July 31, 2018, and 2017, the Company’s British Pound forward contracts had no value. The Company had no Swiss franc, Euro or British Pound option contracts related to cash flow hedges as of July 31, 2018 and 2017, respectively.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under its hedging program, the Company can purchase various commodity derivative instruments, primarily futures contracts. Contracts that meet the requirements of qualified hedges are documented as qualified cash flow hedges, and the resulting gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. Changes in the fair value of contracts that are not qualified hedges are recognized in the period they arise. The Company did not hold any future contracts in its gold hedge portfolio as of July 31, 2018 and 2017; thus, any changes in the gold purchase price will have an equal effect on the Company’s cost of sales.

Debt and Interest Rate Risk

The Company has certain debt obligations with variable interest rates, which are based on LIBOR plus a spread ranging from 1.25% to 1.75% or on a base rate plus a spread ranging from 0.25% to 0.75% per annum. The Company does not hedge these interest rate risks. As of July 31, 2018, the Company had no debt outstanding. For additional information concerning potential changes to future interest obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Changes in Internal Control Over Financial Reporting

As of February 1, 2018, the Company implemented ASC 606, Revenue form Contracts and Customers and the Company designed and implemented new internal controls related to the recognition, measurement and disclosure of the Company’s revenues under ASC 606.  There have been no other changes in the Company’s internal control over financial reporting during the three months ended July 31, 2018 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in legal proceedings and claims from time to time, in the ordinary course of its business. Legal reserves are recorded in accordance with the accounting guidance for contingencies. Contingencies are inherently unpredictable and it is possible that results of operations, balance sheets or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, such matters. For those legal proceedings and claims for which the Company believes that it is probable that a reasonably estimable loss may result, the Company records a reserve for the potential loss. For proceedings and claims where the Company believes it is reasonably possible that a loss may result that is materially in excess of amounts accrued for the matter, the Company either discloses an estimate of such possible loss or range of loss or includes a statement that such an estimate cannot be made. As of July 31, 2018, the Company is party to legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition, future results of operations beyond the amounts accrued, or cash flows.

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

Item 1A. Risk Factors

As of July 31, 2018, there have been no material changes to any of the risk factors previously reported in the Company’s 2018 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 29, 2017, the Board of Directors approved a share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. Under the program the Company is authorized to purchase shares of its common stock through open market purchases, repurchase programs, block trades or otherwise. This authorization expires on August 29, 2020. During the three months ended July 31, 2018, the Company repurchased a total of 21,900 shares of its common stock in the open market at a total cost of approximately $0.9 million or an average cost of $39.72 per share.

There were 1,868 shares of common stock repurchased during the three months ended July 31, 2018 as a result of the surrender of shares in connection with the vesting of certain stock awards. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company to fund the payment of such taxes.

The following table summarizes information about the Company’s purchases for the three months ended July 31, 2018 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
May 1, 2018 – May 31, 2018	21,900	$39.72	21,900	$45,967,702
June 1, 2018 – June 30, 2018	167	48.25	—	45,967,702
July 1, 2018 – July 31, 2018	1,701	48.30	—	45,967,702
Total	23,768	$40.39	21,900	$45,967,702

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Movado Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2018 filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOVADO GROUP, INC.
(Registrant)
Dated: August 29, 2018	By:	/s/ Sallie A. DeMarsilis
Sallie A. DeMarsilis Senior Vice President, Chief Financial Officer and Principal Accounting Officer