Form 10-Q
period 2018-10-31
MOVADO GROUP INC
filed 2018-12-04
CIK 72573

L

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for that past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,’’ “accelerated filer,’’ “smaller reporting company,’’ and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s Common Stock and Class A Common Stock as of November 26, 2018 were 16,499,084 and 6,596,780 , respectively.

MOVADO GROUP, INC.

Index to Quarterly Report on Form 10-Q

October 31, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	October 31,	January 31,	October 31,
	2018	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$142,668	$214,811	$155,484
Trade receivables, net	126,106	83,098	132,941
Inventories	183,539	151,676	169,866
Other current assets	31,590	32,015	26,361
Total current assets	483,903	481,600	484,652
Property, plant and equipment, net	25,471	24,671	24,637
Deferred and non-current income taxes	17,400	6,443	23,610
Goodwill	131,756	60,269	56,316
Other intangibles, net	47,479	23,124	22,568
Other non-current assets	57,907	49,273	47,783
Total assets	$763,916	$645,380	$659,566
LIABILITIES AND EQUITY
Current liabilities:
Loans payable to bank, current	$—	$25,000	$5,000
Accounts payable	47,164	24,364	28,014
Accrued liabilities	80,291	47,943	62,666
Income taxes payable	9,617	2,989	5,192
Total current liabilities	137,072	100,296	100,872
Loans payable to bank	49,590	—	25,000
Deferred and non-current income taxes payable	29,519	33,063	7,501
Other non-current liabilities	66,721	41,686	38,752
Total liabilities	282,902	175,045	172,125
Commitments and contingencies (Note 9)
Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 27,676,495, 27,342,802 and 27,324,319 shares issued and outstanding, respectively	276	273	273
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,596,780, 6,641,950 and 6,641,950 shares issued and outstanding, respectively	66	66	66
Capital in excess of par value	199,822	189,808	189,332
Retained earnings	418,337	388,739	425,649
Accumulated other comprehensive income	76,110	100,343	80,388
Treasury Stock, 11,164,865, 11,046,671 and 11,026,671 shares, respectively, at cost	(213,597)	(208,894)	(208,267)
Total Movado Group, Inc. shareholders' equity	481,014	470,335	487,441
Total liabilities and equity	$763,916	$645,380	$659,566

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Net sales	$208,949	$190,693	$480,191	$418,739
Cost of sales	95,585	86,623	221,469	199,406
Gross profit	113,364	104,070	258,722	219,333
Selling, general, and administrative	89,257	78,885	213,616	189,479
Operating income	24,107	25,185	45,106	29,854
Interest expense	(146)	(445)	(530)	(1,191)
Interest income	144	110	258	361
Income before income taxes	24,105	24,850	44,834	29,024
(Benefit)/provision for income taxes (Note 10)	(2,817)	7,490	657	10,341
Net income attributed to Movado Group, Inc.	$26,922	$17,360	$44,177	$18,683

Basic income per share:
Weighted basic average shares outstanding	23,254	23,079	23,200	23,080
Net income per share attributed to Movado Group, Inc.	$1.16	$0.75	$1.90	$0.81

Diluted income per share:
Weighted diluted average shares outstanding	23,698	23,273	23,624	23,261
Net income per share attributed to Movado Group, Inc.	$1.14	$0.75	$1.87	$0.80

Dividends declared per share	$0.20	$0.13	$0.60	$0.39

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Comprehensive income, net of taxes:
Net income	$26,922	$17,360	$44,177	$18,683
Net unrealized (loss) on investments, net of tax (benefit) of $(5), $(6), $(24) and $(6), respectively	(16)	(13)	(80)	(12)
Net change in effective portion of hedging contracts, net of tax (benefit) of $(13), $88, $7 and $9, respectively	(66)	448	38	37
Foreign currency translation adjustments	(4,210)	(5,525)	(24,191)	3,583
Total other comprehensive (loss) / income, net of taxes	(4,292)	(5,090)	(24,233)	3,608
Total comprehensive income attributed to Movado Group, Inc.	$22,630	$12,270	$19,944	$22,291

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended October 31,
	2018	2017
Cash flows from operating activities:
Net income	$44,177	$18,683
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation and amortization	9,907	9,842
Transactional losses / (gains)	133	(859)
Write-down of inventories	2,233	1,930
Deferred income taxes	(7,538)	719
Stock-based compensation	4,287	3,644
(Benefit) for 2017 tax act	(3,929)	—
Cost savings initiative	—	13,437
Changes in assets and liabilities:
Trade receivables	(47,754)	(62,175)
Inventories	(25,884)	(14,562)
Other current assets	2,154	1,647
Accounts payable	17,973	334
Accrued liabilities	23,238	18,296
Income taxes payable	5,513	373
Other non-current assets	900	(5,399)
Other non-current liabilities	1,436	4,664
Net cash provided by / (used in) operating activities	26,846	(9,426)
Cash flows from investing activities:
Capital expenditures	(8,206)	(3,575)
Restricted cash deposits	—	1,018
Trademarks and other intangibles	(130)	(500)
Acquisition, net of cash acquired	(93,040)	(78,991)
Net cash (used in) investing activities	(101,376)	(82,048)
Cash flows from financing activities:
Proceeds from bank borrowings	50,296	—
Repayments of bank borrowings	(25,000)	—
Stock options exercised and other changes	4,863	(626)
Dividends paid	(13,855)	(8,953)
Stock repurchase	(3,931)	(3,004)
Net cash provided by / (used in) financing activities	12,373	(12,583)
Effect of exchange rate changes on cash , cash equivalents, and restricted cash	(9,986)	3,262
Net (decrease) in cash, cash equivalents and restricted cash	(72,143)	(100,795)
Cash, cash equivalents, and restricted cash at beginning of period	215,411	256,879
Cash, cash equivalents, and restricted cash at end of period	$143,268	$156,084

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$142,668	$155,484
Restricted cash included in other non-current assets	600	600
Cash, cash equivalents, and restricted cash	$143,268	$156,084

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

NOTE 2 – ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED

Revenue

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) which supersedes nearly all existing revenue recognition guidance. Subsequent to the issuance of Topic 606, the FASB clarified the guidance through several Accounting Standard Updates; hereinafter, the collection of revenue guidance is referred to as “ASC 606”.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands) as of October 31, 2018 and 2017 and January 31, 2018:

		Fair Value at October 31, 2018
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$166	$—	$—	$166
Short-term investment	Other current assets	154	—	—	154
SERP assets - employer	Other non-current assets	1,270	—	—	1,270
SERP assets - employee	Other non-current assets	37,440	—	—	37,440
Total		$39,030	$—	$—	$39,030
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$37,440	$—	$—	$37,440
Hedge derivatives	Accrued liabilities	—	463	—	463
Contingent purchase price liability	Other non-current liabilities	—	—	16,600	16,600
Total		$37,440	$463	$16,600	$54,503

		Fair Value at January 31, 2018
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$275	$—	$—	$275
Short-term investment	Other current assets	164	—	—	164
SERP assets - employer	Other non-current assets	994	—	—	994
SERP assets - employee	Other non-current assets	38,577	—	—	38,577
Hedge derivatives	Other current assets	—	544	—	544
Total		$40,010	$544	$—	$40,554
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$38,577	$—	$—	$38,577
Hedge derivatives	Accrued liabilities	—	46	—	$46
Total		$38,577	$46	$—	$38,623

		Fair Value at October 31, 2017
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$291	$—	$—	$291
Short-term investment	Other current assets	156	—	—	156
SERP assets - employer	Other non-current assets	1,538	—	—	1,538
SERP assets - employee	Other non-current assets	35,532	—	—	35,532
Hedge derivatives	Other current assets	—	67	—	67
Total		$37,517	$67	$—	$37,584
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$35,532	$—	$—	$35,532
Hedge derivatives	Accrued liabilities	—	685	—	685
Total		$35,532	$685	$—	$36,217

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

The fair value of the Level 3 contingent purchase price liability related to the acquisition of MVMT Watches, Inc. owner of MVMT, a global aspirational lifestyle brand, is measured using a Monte Carlo simulation with key assumptions that include revenue and brand EBITDA, (as defined in the acquisition agreement) of the acquired business during the earn-out period, volatilities, estimated discount rates, risk-free rate, and correlation. The liability is revalued each reporting period after the acquisition and increases or decreases in the fair value of the liability are recorded in the Consolidated Statements of Operations. Changes in fair value can result from the estimated achievement of the revenue and brand EBITDA performance hurdles, and movements in discount rates, volatilities, and the other key assumptions. The inputs and assumptions are not observable in the market but reflect the assumptions we believe would be made by a market participant.

The following table presents the change in the Level 3 contingent purchase price liability during the three and nine months ended October 31, 2018:

	Three Months Ended October 31,	Nine Months Ended October 31,
(In thousands)	2018	2018
Beginning Balance	$—	$—
Acquisition of MVMT	$16,500	$16,500
Payments	—	—
Adjustments included in earnings	100	100
Ending Balance	$16,600	$16,600

There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.

NOTE 4 – EQUITY

The components of equity for the nine months ended October 31, 2018 and 2017 are as follows (in thousands):

	Movado Group, Inc. Shareholders' Equity
	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, January 31, 2018	$273	$66	$189,808	$388,739	$(208,894)	$100,343	$470,335
Net income				44,177			44,177
Dividends				(13,855)			(13,855)
Adoption of new revenue recognition Standard (Topic 606)				(724)			(724)
Stock repurchase					(3,931)		(3,931)
Stock options exercised	3		5,632		(772)		4,863
Supplemental executive retirement plan			95				95
Stock-based compensation expense			4,287				4,287
Net unrealized loss on investments, net of tax benefit of $24						(80)	(80)
Net change in effective portion of hedging contracts, net of tax of $7						38	38
Foreign currency translation adjustment (3)						$(24,191)	$(24,191)
Balance, October 31, 2018	$276	$66	$199,822	$418,337	$(213,597)	$76,110	$481,014

	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, January 31, 2017	$272	$66	$185,354	$415,919	$(204,398)	$76,780	$473,993
Net income				18,683			18,683
Dividends				(8,953)			(8,953)
Stock repurchase					(3,004)		(3,004)
Stock options exercised	1		238		(865)		(626)
Supplemental executive retirement plan			96				96
Stock-based compensation expense			3,644				3,644
Net unrealized loss on investments, net of tax benefit of $6						(12)	(12)
Net change in effective portion of hedging contracts, net of tax of $9						37	37
Foreign currency translation adjustment (3)						3,583	3,583
Balance, October 31, 2017	$273	$66	$189,332	$425,649	$(208,267)	$80,388	$487,441

(1)	Each share of common stock is entitled to one vote per share on all matters submitted to a vote of the shareholders.
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

As of October 31,2018, the Company’s two operating segments, formerly named Wholesale and Retail, are now referred to as Watch and Accessory Brands and Company Stores, respectively. There is no change to how the Company conducts its business within these two operating segments. The Company’s Watch and Accessory Brands segment includes the designing, manufacturing and distribution of watches of quality owned brands and licensed brands, in addition to revenue generated from after-sales service activities and shipping. The Company Stores segment includes the Company’s retail outlet locations in the United States and Canada.

The Company divides its business into two major geographic locations: United States operations, and International, which includes the results of all non-U.S. Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s International operations in Europe, the Americas (excluding the United States), Asia and the Middle East accounted for 34.3%, 8.3%, 6.1% and 6.0%, respectively, of the Company’s total net sales for the three months ended October 31, 2018. For the three months ended October 31, 2017, the Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 35.7%, 8.4%, 6.5% and 4.5%, respectively, of the Company’s total net sales.

The Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 33.5%, 9.3%, 8.2% and 7.0%, respectively, of the Company’s total net sales for the nine months ended October 31, 2018. For the nine months ended October 31, 2017, the Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 31.7%, 9.4%, 7.8% and 5.2%, respectively, of the Company’s total net sales.

Operating Segment Data for the Three Months Ended October 31, 2018 and 2017 (in thousands):

	Net Sales
	2018	2017
Watch and Accessory Brands:
Owned brands category	$80,155	$75,138
Licensed brands category	107,694	95,015
After-sales service and all other	1,533	2,159
Total Watch and Accessory Brands	189,382	172,312
Company Stores	19,567	18,381
Consolidated total	$208,949	$190,693

	Operating Income (3) (4)
	2018	2017
Watch and Accessory Brands	$21,216	$22,250
Company Stores	2,891	2,935
Consolidated total	$24,107	$25,185

Operating Segment Data for the Nine Months Ended October 31, 2018 and 2017 (in thousands):

	Net Sales
	2018	2017
Watch and Accessory Brands:
Owned brands category	$173,270	$154,620
Licensed brands category	243,267	208,914
After-sales service and all other	8,026	6,956
Total Watch and Accessory Brands	424,563	370,490
Company Stores	55,628	48,249
Consolidated total	$480,191	$418,739

	Operating Income (3) (4)
	2018	2017
Watch and Accessory Brands	$35,784	$22,559
Company Stores	9,322	7,295
Consolidated total	$45,106	$29,854

	Total Assets
	October 31, 2018	January 31, 2018	October 31, 2017
Watch and Accessory Brands	$737,106	$621,965	$633,101
Company Stores	26,810	23,415	26,465
Consolidated total	$763,916	$645,380	$659,566

Geographic Location Data for the Three Months Ended October 31, 2018 and 2017 (in thousands):

	Net Sales		Operating Income / (Loss) (3) (4)
	2018	2017	2018	2017
United States (1)	$94,219	$85,685	$(4,473)	$2,971
International (2)	114,730	105,008	28,580	22,214
Consolidated total	$208,949	$190,693	$24,107	$25,185

United States and International net sales are net of intercompany sales of $109.4 million and $87.2 million for the three months ended October 31, 2018 and 2017, respectively.

Geographic Location Data for the Nine Months Ended October 31, 2018 and 2017 (in thousands):

	Net Sales		Operating Income / (Loss) (3) (4)
	2018	2017	2018	2017
United States (1)	$202,081	$192,325	$(12,666)	$(5,409)
International (2)	278,110	226,414	57,772	35,263
Consolidated total	$480,191	$418,739	$45,106	$29,854

United States and International net sales are net of intercompany sales of $250.5 million and $211.8 million for the nine months ended October 31, 2018 and 2017, respectively.

(1)

The United States operating income (loss) included $23.8 million and $15.8 million of unallocated corporate expenses for the three months ended October 31, 2018 and 2017, respectively. The United States operating loss included $44.5 million and $29.2 million of unallocated corporate expenses for the nine months ended October 31, 2018 and 2017, respectively.

(2)

The International operating income included $17.9 million and $15.7 million of certain intercompany profits related to the Company’s supply chain operations for the three months ended October 31, 2018 and 2017, respectively. The International operating income included $40.2 million and $31.2 million of certain intercompany profits related to the Company’s supply chain operations for the nine months ended October 31, 2018 and 2017, respectively.

(3)

In the United States and International location of the Watch and Accessory Brands segment, for the three months ended October 31,2017, operating income included a pre-tax charge of $0.1 million, as a result of the Company’s cost savings initiatives. In the United States and International locations of the Watch and Accessory Brands segment, for the nine months ended October 31, 2017, operating (loss) / income included a pre-tax charge of $3.9 million and $9.5 million, respectively, as a result of the Company’s cost savings initiatives.

(4)

In the United States locations of the Watch and Accessory Brands segment, for the three months and nine months ended October 31, 2018, operating income included $10.9 and 11.9 million, respectively, of expenses primarily related to transaction costs and adjustments in acquisition accounting as a result of the Company’s acquisition of the MVMT brand. In addition, in the International locations of the Watch and Accessory Brands segment, for the three months and nine months ended October 31, 2018, operating income included $0.7 and $2.2 million, respectively, of expenses primarily related to the amortization of acquired intangible assets, as a result of the Company’s acquisition of the Olivia Burton brand. In the International location of the Watch and Accessory Brands segment, for the three months ended October 31, 2017, operating income included $1.4 million of expenses primarily related to the amortization of acquired assets, as a result of the Company’s acquisition of the Olivia Burton brand. In the United States and International locations of the Watch and Accessory Brands segment, for the nine months ended October 31, 2017, operating (loss) / income included $0.2 million and $5.7 million, respectively, of expenses primarily related to transaction costs and adjustments in acquisition accounting, as a result of the Company’s acquisition of the Olivia Burton brand.

	Total Assets
	October 31, 2018	January 31, 2018	October 31, 2017
United States	$358,987	$188,346	$195,659
International	404,929	457,034	463,907
Consolidated total	$763,916	$645,380	$659,566

	Property, Plant and Equipment, Net
	October 31, 2018	January 31, 2018	October 31, 2017
United States	$17,599	$16,570	$16,762
International	7,872	8,101	7,875
Consolidated total	$25,471	$24,671	$24,637

NOTE 6 – INVENTORIES

Inventories consisted of the following (in thousands):

	October 31, 2018	January 31, 2018	October 31, 2017
Finished goods	$143,134	$112,712	$129,981
Component parts	38,820	37,404	37,920
Work-in-process	1,585	1,560	1,965
	$183,539	$151,676	$169,866

NOTE 7 – DEBT AND LINES OF CREDIT

On October 12, 2018, Movado Group, Inc. (the “Company”), together with Movado Group Delaware Holdings Corporation, Movado Retail Group, Inc. and Movado LLC (together with the Company, the “U.S. Borrowers”), each a wholly owned domestic subsidiary of the Company, and Movado Watch Company SA and MGI Luxury Group S.A. (collectively, the “Swiss Borrowers” and, together with the U.S. Borrowers, the “Borrowers”), each a wholly owned Swiss subsidiary of the Company, entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with the lenders party thereto and Bank of America, N.A. as administrative agent (in such capacity, the “Agent”). The Credit Agreement amends and restates the Company’s existing credit agreement dated as of January 30, 2015 and extends the maturity of the $100.0 million senior secured revolving credit facility (the “Facility”) provided thereunder to October 12, 2023.  The Facility includes a $15.0 million letter of credit subfacility, a $25.0 million swingline subfacility and a $75.0 million sublimit for borrowings by the Swiss Borrowers, with provisions for uncommitted increases to the Facility of up to $50.0 million in the aggregate subject to customary terms and conditions.

As of October 31, 2018, there were 50.0 million in Swiss francs with a dollar equivalent of $49.6 million in loans drawn under the Facility. Additionally, approximately $0.3 million in letters of credit, which were outstanding under the Borrower’s existing credit agreement, are deemed to be issued and outstanding under the Facility. As of October 31, 2018, availability under the Facility was approximately $50.1 million.

Borrowings under the Facility bear interest at rates selected periodically by the Company at LIBOR plus 1.00% per annum (subject to increases based on the Company’s consolidated leverage ratio that could increase the rate up to a maximum of LIBOR plus 1.75% per annum) or a base rate plus 0% (subject to increases based on the Company’s consolidated leverage ratio that could increase the rate up to a maximum of a base rate plus 0.75% per annum). The Company has also agreed to pay certain fees and expenses and to provide certain indemnities, all of which are customary for such financings.

The borrowings under the Facility are joint and several obligations of the Borrowers and are also cross-guaranteed by each Borrower, except that the Swiss Borrowers are not liable for, nor do they guarantee, the obligations of the U.S. Borrowers. In addition, the Borrowers’ obligations under the Facility are secured by first priority liens, subject to permitted liens, on substantially all of the U.S. Borrowers’ assets other than certain excluded assets. The Swiss Borrowers do not provide collateral to secure the obligations under the Facility.  The security agreement under the Company’s existing credit agreement remains in place in connection with the Facility and contains representations and warranties and covenants, which are customary for pledge and security agreements of this type, relating to the creation and perfection of security interests in favor of the Agent over various categories of the U.S. Borrowers’ assets.

The Credit Agreement contains affirmative and negative covenants binding on the Company and its subsidiaries that are customary for credit facilities of this type, including, but not limited to, restrictions and limitations on the incurrence of debt and liens, dispositions of assets, capital expenditures, dividends and other payments in respect of equity interests, the making of loans and equity investments, mergers, consolidations, liquidations and dissolutions, and transactions with affiliates (in each case, subject to various exceptions).

The Borrowers are also subject to a minimum consolidated EBITDA (as defined in the Credit Agreement) test of $50.0 million, measured at the end of each fiscal quarter based on the four most recent fiscal quarters and a consolidated leverage ratio (as defined in the Credit Agreement) covenant not to exceed 2.50 to 1.00, measured as of the last day of each fiscal quarter. As of October 31, 2018, the Company was in compliance with its covenants under the Credit Agreement.

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

As of October 31, 2018, Bank of America, N.A. issued two irrevocable standby letters of credit in connection with operating facility leases to the landlord, and for Canadian payroll to the Royal Bank of Canada. As of October 31, 2018, the Company had outstanding letters of credit totaling $0.3 million with expiration dates through May 31, 2019.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified maturity with a Swiss bank. As of October 31, 2018, and 2017, these lines of credit totaled 6.5 million Swiss francs for both periods, with a dollar equivalent of $6.4 million and $6.5 million, respectively. As of October 31, 2018, and 2017, there were no borrowings against these lines. As of both October 31,2018 and 2017, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.1 million in various foreign currencies, of which $0.6 million was a restricted deposit as it relates to lease agreements.

NOTE 8 – EARNINGS PER SHARE

The Company presents net income per share on a basic and diluted basis. Basic earnings per share are computed using weighted-average shares outstanding during the period. Diluted earnings per share are computed using the weighted-average number of shares outstanding adjusted for dilutive common stock equivalents.

The weighted-average number of shares outstanding for basic earnings per share was approximately 23,254,000 and 23,079,000 for the three months ended October 31, 2018 and 2017, respectively. For the three months ended October 31, 2018 and 2017, the number of shares outstanding for diluted earnings per share increased by approximately 444,000 and 194,000, respectively, due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans and SERP.

For the three months ended October 31, 2018 and 2017, approximately 2,000 and 798,000, respectively, of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

The weighted-average number of shares outstanding for basic earnings per share was approximately 23,200,000 and 23,080,000 for the nine months ended October 31, 2018 and 2017, respectively. For the nine months ended October 31, 2018 and 2017, the number of shares outstanding for diluted earnings per share increased by approximately 424,000 and 181,000, respectively, due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans and SERP.

For the nine months ended October 31, 2018 and 2017, approximately 77,000 and 803,000, respectively, of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

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

The Company believes that its income tax reserves are adequate; however, amounts asserted by taxing authorities could be greater or less than amounts accrued and reflected in the consolidated balance sheet. Accordingly, the Company could record adjustments to the amounts for federal, state, and foreign liabilities in the future as the Company revises estimates or settles or otherwise resolves the underlying matters. In the ordinary course of business, the Company may take new positions that could increase or decrease unrecognized tax benefits in future periods.

During the three months ended July 31, 2017, the Company released to cash $1.0 million in restricted cash deposits that were previously recorded in other current assets on the Company’s Consolidated Balance Sheet, related to a certain vendor agreement.

In December 2016, U.S. Customs and Border Protection (“U.S. Customs”) issued an audit report concerning the methodology used by the Company to allocate the cost of certain watch styles imported into the U.S. among the component parts of those watches for tariff purposes. The report disputes the reasonableness of the Company’s historical allocation formulas and proposes an alternative methodology that would imply approximately $5.1 million in underpaid duties over the five-year period covered by the statute of limitations, plus possible penalties and interest. The Company believes that U.S. Customs’ alternative duty methodology and estimate are not consistent with the Company’s facts and circumstances and is disputing U.S. Customs’ position. On February 24, 2017, the Company provided U.S. Customs with supplemental analyses and information supporting the Company’s historical allocation formulas and thereafter provided additional information for U.S. Customs’ review. Although the Company disagrees with U.S. Customs’ position, it cannot predict with any certainty the outcome of this matter. The Company intends to continue to work with U.S. Customs to reach a mutually-satisfactory resolution.

On October 23, 2018, Swiss Time Watch & Jewellry GmbH (“ST Germany”) filed a lawsuit against the Company in the Superior Court of California for the County of Los Angeles. The lawsuit primarily alleges that the Company, as legal successor to MVMT Watches, Inc., has failed to perform its obligations under the parties’ August 1, 2018 distribution agreement (the “ST Germany Agreement”) pursuant to which ST Germany was granted the right, subject to certain limitations, to distribute a curated collection of MVMT watch styles in Germany.  ST Germany also alleges various related torts and statutory violations and seeks specific performance of the ST Germany Agreement as well as unspecified monetary damages.  The Company believes that ST Germany’s tort and statutory claims are without merit and that ST Germany is not entitled to specific performance. In addition, the ST Agreement caps the Company’s liability to the aggregate amounts paid by ST Germany thereunder. The Company intends to defend the lawsuit vigorously and does not expect it to materially affect the Company’s financial condition or future results of operations.

The purchase consideration for the MVMT business includes two future contingent payments that combined could total up to $100 million. Although the Company has established appropriate reserves for this liability based on its current estimate of the amounts that will eventually become payable, the exact amount of the future payments will be determined by MVMT's financial performance through the end of fiscal 2023. The Company expects to recognize gains/losses, as the case may be, as the Company’s estimate of the amount payable is updated from time to time.  See Note 16 (Acquisition).

The Company is involved in legal proceedings and claims from time to time, in the ordinary course of its business. Legal reserves are recorded in accordance with the accounting guidance for contingencies. Contingencies are inherently unpredictable and it is possible that results of operations, balance sheets or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, such matters. For those legal proceedings and claims for which the Company believes that it is probable that a reasonably estimable loss may result, the Company records a reserve for the potential loss. For proceedings and claims where the Company believes it is reasonably possible that a loss may result that is materially in excess of amounts accrued for the matter, the Company either discloses an estimate of such possible loss or range of loss or includes a statement that such an estimate cannot be made. As of October 31, 2018, the Company is party to legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition, future results of operations beyond the amounts accrued, or cash flows.

NOTE 10 – INCOME TAXES

On December 22, 2017, the 2017 Tax Act was signed into law, which significantly changed U.S. corporate income tax laws by, among other things, lowering the corporate tax rate from 35.0% to 21.0%, limiting the deductibility of interest expense and executive compensation, establishing a territorial tax system, and imposing a one-time mandatory deemed Transition Tax on undistributed foreign earnings which have not been previously taxed.

During the three months ended October 31, 2018, the Company recorded a provisional benefit of $3.9 million related to foreign withholding taxes recorded in the fiscal year ended January 31, 2018 in connection with unremitted earnings which were earmarked for repatriation.  This change in estimate of the deferred tax liability related to unremitted earnings and all other amounts recorded in the fiscal year ending January 31,2018 related to the 2017 Tax Act remain provisional. These estimates are subject to revision due to changes in the Company’s analysis and assumptions related to certain matters, such as updates to estimates and amounts related to the earnings and profits and tax pools of certain subsidiaries and the Company’s indefinite reinvestment assertion, including the measurement of deferred withholding taxes on foreign unremitted earnings. The estimated impact of the 2017 Tax Act is also subject to change as a result of additional guidance from, and interpretations by, U.S. regulatory and standard-setting bodies, as well as state tax conformity to federal tax law. The Company expects to complete its assessment of these items within the measurement period, and any adjustments to the provisional amounts initially recorded will be included as an adjustment to income tax expense or benefit in the period in which the amounts are determined.

The Company continues to evaluate the impact of the global intangible low-tax income (“GILTI”) provision within the 2017 Tax Act which would require the current inclusion in federal taxable income, earnings of certain foreign controlled corporations. GILTI is subject to continuing regulatory interpretation by the U.S. Internal Revenue Service (“IRS”) and while the Company has included an estimate of GILTI in its estimated effective tax rate for the fiscal year ending January, 2019, it has not yet elected a policy as to whether it will recognize deferred taxes for basis differences expected to reverse as GILTI or whether the Company will account for GILTI as period costs when and if incurred. Adjustments related to the amount of GILTI recorded in its consolidated financial statements may be required based on the outcome of this election. The Company will continue to evaluate these provisions and elect an accounting policy within the measurement period.

The Company recorded an income tax benefit of $2.8 million and income tax expense $7.5 million for the three months ended October 31, 2018 and 2017, respectively.

The effective tax rate was -11.7% and 30.1% for the three months ended October 31, 2018 and 2017, respectively. The change in the effective tax rate was primarily due to a change in estimate of the Company’s provisional deferred withholding tax liability on unremitted foreign earnings, the release of valuation allowances against certain foreign deferred tax assets and the impact of other discrete items.

The Company recorded income tax expense of $0.7 million and $10.3 million for the nine months ended October 31, 2018 and 2017, respectively.

The effective tax rate was 1.5% and 35.6% for the nine months ended October 31, 2018 and 2017, respectively. The change in the effective tax rate was primarily due to a change in estimate of the Company’s provisional deferred withholding tax liability on unremitted foreign earnings, the release of valuation allowances against certain foreign deferred tax assets and changes in jurisdictional earnings.

The effective tax rate for the three months ended October 31, 2018 differs from the U.S. statutory tax rate of 21.0% primarily due to a change in estimate of the Company’s provisional deferred withholding tax liability on unremitted foreign earnings, the release of valuation allowances against certain foreign deferred tax assets and the impact of other discrete items.

The effective tax rate for the three and nine months ended October 31, 2017 differs from the U.S. statutory tax rate of 35.0% primarily due to foreign profits being taxed in lower taxing jurisdictions and the impact of discrete items, partially offset by no tax benefit being recognized on losses incurred by certain foreign operations. The effective tax rate for the nine months ended October 31, 2017 also includes an increase primarily due to the adoption of ASU 2016-09 and acquisition costs related to the acquisition of the Olivia Burton brand.

NOTE 11 – DERIVATIVE FINANCIAL INSTRUMENTS

As of October 31, 2018, the Company’s entire net forward contracts hedging portfolio consisted of 38.0 million Swiss francs equivalent, 16.7 million Euros equivalent, 4.6 million British Pounds equivalent, and 22.2 million Chinese Yuan equivalent, with various expiry dates ranging through April 24, 2019.

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for derivatives (in thousands):

	Asset Derivatives				Liability Derivatives
	Balance Sheet Location	October 31, 2018 Fair Value	January 31, 2018 Fair Value	October 31, 2017 Fair Value	Balance Sheet Location	October 31, 2018 Fair Value	January 31, 2018 Fair Value	October 31, 2017 Fair Value
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$—	$544	$—	Accrued Liabilities	$463	$2	$685
Total Derivative Instruments		$—	$544	$—		$463	$2	$685

	Asset Derivatives				Liability Derivatives
	Balance Sheet Location	October 31, 2018 Fair Value	January 31, 2018 Fair Value	October 31, 2017 Fair Value	Balance Sheet Location	October 31, 2018 Fair Value	January 31, 2018 Fair Value	October 31, 2017 Fair Value
Derivatives designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$—	$—	$67	Accrued Liabilities	$—	$44	$—
Total Derivative Instruments		$—	$—	$67		$—	$44	$—

As of October 31, 2018, and 2017, the balance of deferred net gains on derivative financial instruments and the associated tax benefits for cash flow hedges included in accumulated other comprehensive income (“AOCI”) were immaterial.  The maximum length of time the Company hedges its exposure to the fluctuation in future cash flows for forecasted transactions is 24 months. For the three and nine months ended October 31, 2018, the Company reclassified from AOCI to earnings $0.1 million and $0.4 of net gain, net of immaterial tax expense for each period, respectively. For the three and nine months ended October 31, 2017, the Company reclassified from AOCI to earnings $0.4 million and $0.9 million of net loss, net of tax benefit of $0.1 million and $0.2 million, respectively.

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income consisted of the following (in thousands):

	Currency Translation Adjustments	Available-for-sale securities	Hedging Contracts	Total
Balance, January 31, 2018	$100,190	$191	$(38)	$100,343
Other comprehensive (loss) / income before reclassifications	(24,191)	(80)	398	$(23,873)
Amounts reclassified from accumulated other comprehensive income (1)	—	—	(360)	$(360)
Net current-period other comprehensive (loss) / income	(24,191)	(80)	38	(24,233)
Balance, October 31, 2018	$75,999	$111	$—	$76,110

	Currency Translation Adjustments	Available-for-sale securities	Hedging Contracts	Total
Balance, January 31, 2017	$76,569	$197	$14	$76,780
Other comprehensive income before reclassifications	3,583	(12)	931	$4,502
Amounts reclassified from accumulated other comprehensive income (1)	—	—	(894)	$(894)
Net current-period other comprehensive income / (loss)	3,583	(12)	37	3,608
Balance, October 31, 2017	$80,152	$185	$51	$80,388

(1)	Amounts reclassified to earnings in the Consolidated Statements of Operations.

NOTE 13 – TREASURY STOCK

On August 29, 2017, the Board of Directors approved a share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. The Company may purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise. This authorization expires on August 29, 2020, and replaced a prior share repurchase program approved by the Board on March 31, 2016 under which the Company was authorized to purchase up to $50.0 million of its outstanding common stock from time to time and under which approximately $5.5 million had been repurchased. During the nine months ended October 31, 2018, under the current share repurchase program, the Company repurchased a total of 99,191 shares of its common stock at a total cost of approximately $3.9 million, or an average of $39.64 per share. During the nine months ended October 31, 2017, under both the current and previous share repurchase program, the Company repurchased a total of 120,507 shares of its common stock at a total cost of approximately $3.0 million or an average cost of $24.93 per share, which included 20,000 shares repurchased from the Movado Group Foundation at a total cost of approximately $0.5 million or an average of $22.90 per share.

There were 19,003 and 36,843 shares of common stock repurchased during the nine months ended October 31, 2018 and 2017, respectively, as a result of the surrender of shares in connection with the vesting of certain stock awards. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company to fund the payment of such taxes.

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS

On October 25, 2018 , the FASB issued ASU 2018-16, “Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting”, which permits use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the UST, the LIBOR swap rate, the OIS rate based on the Fed Funds Effective Rate, and the SIFMA Municipal Swap Rate for Derivatives and Hedging (Topic 815). Early adoption is permitted in any interim period upon issuance of this update if an entity already has adopted Update 2017-12.  The amendments should be adopted on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after the date of adoption. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.

On August 28, 2018, the FASB issued 2018-13, “Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”, which modifies the disclosure requirements in ASC 820, Fair Value Measurement. This guidance is effective for fiscal years beginning after December 15, 2019, which will be the Company’s first quarter of fiscal 2021, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its related disclosures.

On June 20, 2018, the FASB issued ASU 2018-07, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees.  For public companies, the standard will be effective for the first interim reporting period within annual periods beginning after December 15, 2018, with early adoption permitted. The new standard must be adopted using a modified retrospective transition with a cumulative effect adjustment recorded to opening retained earnings as of the initial adoption date.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

On August 28, 2017, FASB issued ASU 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities,” which expands an entity’s ability to apply hedge accounting for nonfinancial and financial risk components and allows for a simplified approach for fair value hedging of interest rate risk. The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The new guidance also simplifies the hedge documentation and effectiveness assessment requirements. For public companies, the standard will be effective for the first interim reporting period within annual periods beginning after December 15, 2018, with early adoption permitted. The new standard must be adopted using a modified retrospective transition with a cumulative effect adjustment recorded to opening retained earnings as of the initial adoption date. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.

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

In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” to clarify the implementation guidance and ASU No. 2018-11, “Leases (Topic 842) Targeted Improvements.” This updated guidance provides an optional transition method, which allows for the initial application of the new accounting standard at the adoption date and the recognition of a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the period of adoption. The Company will adopt the new standard on February 1, 2019 and intends to elect certain practical expedients, including the optional transition method that allows for the application of the new standard at its adoption date with no restatement of prior period amounts. The Company has identified its significant lease contracts by geography and by asset type and is in the process of implementing a global lease management and accounting system. The Company is in the process of finalizing its assessment of the impact of the new standard on its Consolidated Financial Statements and is evaluating its processes and internal controls to identify any necessary changes.

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

A summary roll-forward of costs related to the cost savings initiatives is as follows (in thousands):

	Balance at January 31, 2018	Cash payments	Foreign exchange	Balance in Accrued Liabilities at October 31, 2018
Severance and payroll related	$931	$(601)	$(1)	$329
Other	919	(192)	(61)	666
Occupancy charges	74	(30)	(4)	40
Total	$1,924	$(823)	$(66)	$1,035

NOTE 16 – ACQUISITION

On October 1, 2018, the Company acquired MVMT Watches, Inc., owner of MVMT, a global aspirational lifestyle brand for an initial payment of $100.0 million and two future contingent payments that combined could total up to an additional $100.0 million before tax benefits. The exact amount of the future payments will be determined by MVMT's future financial performance with no minimum required future payment. After giving effect to the closing adjustments, the purchase price was $108.4 million, net of cash acquired of approximately $3.8 million. The acquisition was funded with cash on hand, and  adds a new brand with significant global growth potential to the Company’s portfolio.

The results of the MVMT brand have been included in the consolidated financial statements since the date of acquisition within the U.S. and International locations of the Watch and Accessory Brands segment. For the three and nine months ended October 31,2018, consolidated operating income included $10.9 million and $11.9 million, respectively, of expenses primarily related to integration and transaction costs and adjustments in acquisition accounting, as a result of the Company’s acquisition of MVMT.

The acquisition was accounted for in accordance with FASB Topic ASC 805 (“Business Combinations”), which requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.

The following table summarizes the fair value of the assets acquired and liabilities assumed as of the October 1, 2018 acquisition date (in thousands):

Assets Acquired and Liabilities Assumed	Fair Value
Cash and cash equivalents	$3,848
Trade receivables	370
Inventories	14,552
Prepaid expenses and other current assets	2,325
Property, plant and equipment	179
Other non-current Assets	6,500
Goodwill	77,542
Trade name and other intangibles	28,928
Total assets acquired	134,244
Accounts payable	5,982
Accrued liabilities	9,018
Other non-current liabilities	7,064
Total liabilities assumed	22,064
Total purchase price	$112,180

Inventories include a step-up adjustment of $0.7 million, which is being amortized over 5 months. The components of Trade name and other intangibles include a trade name of $24.7 million (amortized over 10 years), and customer relationships of $4.2 million (amortized over 10 years).

Other non-current assets and other non-current liabilities each include $6.5 million related to escrow amounts established under the acquisition agreement, associated with certain contingencies that existed at the date of acquisition. Upon settlement of the contingencies, the excess funds in escrow, if any will be returned to the selling group. If the costs to settle the contingencies exceed the escrowed balances, the additional cost shall be borne by the Company.

The acquisition agreement also includes a contingent consideration arrangement based on the MVMT brand achieving certain revenue and EBITDA targets. In connection therewith, the Company recorded a non-current liability of $16.5 million as of the date of acquisition to reflect the estimated fair value of the contingent purchase price. Approximately $14.5 million is allocated to purchase price and $2.0 million to deferred compensation expense based on future employee service requirements.

The estimated fair value of the contingent consideration was determined using a Monte Carlo simulation that includes key assumptions regarding MVMT’s projected financial performance during the earn-out period, volatilities, estimated discount rates, risk-free interest rate, and correlation. Each reporting period after the acquisition, the Company will revalue the contingent purchase price liability and record increases or decreases in the fair value of the liability in its Consolidated Statements of Operations. Changes in fair value will result from changes in actual and projected financial performance, discount rates, volatilities, and the other key assumptions. The inputs and assumptions are not observable in the market but reflect the assumptions the Company believes would be made by a market participant. The possible outcomes for the contingent consideration range from $0 to $100 million on an undiscounted basis.

As of the October 31, 2018 re-measurement date, the contingent purchase price liability has been accreted to $16.6 million.  The $0.1 million increase in the liability is included as a reduction in operating income in the Consolidated Statement of Operations. Refer to Note 3 for further discussion of fair value measurements.

The Company recorded goodwill of $77.5 million based on the amount by which the purchase price exceeded the fair value of the net assets acquired. As the structure of the acquisition allowed for a step up in basis for tax purposes, the full amount of the goodwill balance will be deductible for federal income tax purposes over approximately 15 years.

Preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revision, which may result in adjustments to the preliminary values discussed above.

MVMT’s operating results have been included in the Company’s Consolidated Financial Statements beginning October 1, 2018.  Net sales of the acquired MVMT brand since the date of acquisition through October 31, 2018 were $5.0 million. The MVMT brand’s operating income since the date of acquisition was $0.3 million. These operating results exclude certain activity of the Company or its wholly owned subsidiaries in support of the MVMT brand.

The following table provides the Company’s unaudited pro forma net sales, net income and net income per basic and diluted common share as if the results of operations of the MVMT brand had been included in the Company’s operations commencing on February 1, 2017, based on available information relating to operations of the MVMT brand. This pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized by the Company had the MVMT brand acquisition been consummated at the beginning of the period for which the pro forma information is presented, or of future results.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017 (1)	2018	2017 (1)
(In thousands, except per share data)	(Unaudited)		(Unaudited)
Net sales	$217,950	$203,316	$513,211	$452,204
Net income	$32,814	$10,197	$48,044	$1,495

Basic income per share:
Net income per share attributed to Movado Group, Inc.	$1.41	$0.44	$2.07	$0.06

Diluted income per share:
Net income per share attributed to Movado Group, Inc.	$1.39	$0.44	$2.03	$0.06

(1)	Includes non-recurring transaction costs of $6.5 million associated with the acquisition.

The change in the carrying amount of the goodwill associated with the MVMT brand, which is included in the Watch and Accessory Brands segment, is as follows (in thousands):

Total
Balance, January 31, 2018	$—
Acquisition of the MVMT brand	77,542
Balance, October 31, 2018	$77,542

Trade name and other intangible assets consist of the following (in thousands):

	As of
	October 31, 2018
	Gross carrying amount	Accumulated amortization	Net
Intangible assets subject to amortization:
Trade name	$24,700	$206	$24,494
Customer relationships	4,200	35	$4,165
Total intangible assets	$28,900	$241	$28,659

Estimated amortization expense for the next five years is: $0.7 million for the remaining three months of fiscal 2019, $14.5 million in fiscal years 2020 through 2024 and $13.5 million in total in the years thereafter.

NOTE 17 – REVENUE

On February 1, 2018, the Company adopted ASC 606 using the modified retrospective method and recognized the cumulative effect of initially applying the new revenue standard as an adjustment to opening retained earnings.

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

The impact of the adoption of the standard on the Company’s October 31, 2018 Consolidated Balance Sheet and for the three and nine months ended October 31, 2018 Consolidated Statement of Operations were as follows (in thousands):

	As of October 31, 2018
	As reported	Balances Without Adoption	Impact of Adoption
Assets
Trade Receivables, net	$126,106	$126,063	$43
Inventories	$183,539	$184,026	$(486)
Deferred and non-current income taxes	$17,400	$17,235	$165
Liabilities
Accrued liabilities	$80,291	$80,284	$7
Income taxes payable	$9,617	$9,583	$34
Deferred and non-current income taxes	$29,519	$29,508	$11

	Three Months Ended October 31,2018
	As reported	Amounts Without Adoption	Impact of Adoption
Net sales	$208,949	$209,964	$(1,015)
Gross profit	$113,364	$114,317	$(953)
Net income	$26,922	$27,525	$(603)

	Nine Months Ended October 31,2018
	As reported	Amounts Without Adoption	Impact of Adoption
Net sales	$480,191	$480,148	$43
Gross profit	$258,722	$259,164	$(443)
Net income	$44,177	$44,507	$(330)

The above adoption impact relates principally to timing of the recognition of markdowns and returns in the Watch and Accessory Brands segment.

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

The Company’s shipping costs are sometimes paid by the customer, while other times the shipping costs are included in the sales price for the watches. The Company does not deem shipping as a promised service to the customer because shipping is a fulfillment activity as part of the sale of goods.

Revenue

The following table presents the Company’s net sales disaggregated by customer type. Sales and usage-based taxes are excluded from net sales (in thousands).

	Three Months Ended	Nine Months Ended
Customer Type	October 31,2018	October 31,2018
Wholesale	$180,490	$404,199
Direct to consumer	27,124	72,236
After-sales service	1,335	3,756
Net Sales	$208,949	$480,191

The Company’s revenue from contracts with customers is recognized at a point in time. The Company’s net sales disaggregated by geography are based on the location of the Company’s customer, (see Note 5 Segment and Geographic Information).

Wholesale Revenue

The Company’s wholesale revenue consists primarily of revenues from independent distributors, and from department stores, and  chain and independent jewelry stores. The Company recognizes and records its revenue when obligations under the terms of a contract with the customer are satisfied, and control is transferred to the customer. Wholesale revenue is measured as the amount of consideration the Company ultimately expects to receive in exchange for transferring goods. Wholesale revenue is included entirely within the Watch and Accessory Brands Segment (see Note 5 Segment and Geographic Information), consistent with how management makes decisions regarding the allocation of resources and performance measurement.

Direct to Consumer Revenue

The Company’s direct to consumer revenue primarily consists of revenues from the Company’s outlet stores, concession stores, ecommerce, and consumer repairs. Revenue is recognized as the end consumer obtains delivery of the merchandise. Direct to Consumer revenue derived from concession stores and ecommerce is included within the Watch and Accessory Brands Segment; revenue derived from outlet stores is included within the Company Stores Segment (see Note 5 Segment and Geographic Information). Direct to Consumer revenue is determined based on the type of customer and may be included in either the Watch and Accessory Brands or Company Stores Segments based on how the Company makes decisions about the allocation of resources and performance measurement.

After-sales service

All watches sold by the Company come with limited warranties covering the movement against defects in material workmanship. The Company does not sell warranties separately.

The Company’s after-sales service revenues consists of out of warranty service provided to wholesale customers and authorized third party repair centers, and sale of watch parts. The Company recognizes and records its revenue when obligations under the terms of a contract with the customer are satisfied, control is transferred to the customer and is measured as the amount of consideration the Company ultimately expects to receive in exchange for transferring goods. Revenue from after sales service, including consumer repairs, is included entirely within the Watch and Accessory Brands Segment, consistent with how management makes decisions about the allocation of resources and performance measurement.

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

Under the MVMT acquisition agreement, the estimated fair value of the contingent consideration was determined using a Monte Carlo simulation with key assumptions that include revenue and brand EBITDA of the acquired business during the earn-out period, volatilities, estimated discount rates, risk-free rate, and correlation (see Note 16 – Acquisition).

See Note 2 – Accounting Pronouncements Recently Adopted for updates to the critical accounting policies disclosed in the Company’s 2018 Annual Report on Form 10-K.

Recent Developments

On October 1, 2018, the Company acquired all of the outstanding equity interests of MVMT Watches, Inc., the owner of the MVMT global aspirational lifestyle brand (“MVMT”), for an initial payment of $100.0 million, subject to adjustments for cash, debt and working capital, and up to an additional $100 million in earnout payments. The exact amount of the future payments will be determined by MVMT’s future performance with no minimum required future payment. The acquisition was funded through the Company’s cash on hand, although the Company replenished approximately $50 million of such cash through borrowings under its revolving credit facility in October 2018.

The securities purchase agreement is attached as an Exhibit to this Quarterly Report on Form 10-Q. The results of the MVMT brand’s operations have been included in the Consolidated Financial Statements since the date of acquisition within both the United States and International locations of the Watch and Accessory Brands segment.

On December 4, 2018, the Board of Directors approved the payment of a cash dividend in the amount of $0.20 for each share of the Company’s outstanding common stock and class A common stock. The dividend will be paid on December 28, 2018 to all shareholders of record as of the close of business on December 14, 2018. The decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board, in its sole discretion.

Overview

As of October 31,2018, the Company’s two operating segments, formerly named Wholesale and Retail, are now referred to as, Watch and Accessory Brands and Company Stores, respectively. There is no change in how the Company conducts its business within these two operating segments. The Company’s Watch and Accessory Brands segment includes the designing, manufacturing and distribution of watches of owned and licensed brands, in addition to revenue generated from after-sales service activities and shipping. The Company Stores segment includes the Company’s retail outlet locations in the United States and Canada. The Company also operates in two major geographic locations: United States operations and International, the latter of which includes the results of all non-U.S. Company operations.

The Company divides its watch business into two principal categories: the owned brands category and the licensed brands category. The owned brands category consists of the Movado®, Olivia Burton®, MVMT®, Ebel®, and Concord® brands. Watches in the licensed brands category include the following brands manufactured and distributed under license agreements with the respective brand owners: Coach®, HUGO BOSS®, Lacoste®, Tommy Hilfiger®, SCUDERIA FERRARI® and Rebecca Minkoff® and Uri Minkoff®.

Gross margins vary among the brands included in the Company’s portfolio and also among watch models within each brand. Watches in the Company’s owned brands category generally earn higher gross margin percentages than watches in the licensed brands category. The difference in gross margin percentages within the licensed brands category is primarily due to the impact of royalty payment obligations in respect of the licensed brands. Gross margins in the Company’s outlet business are affected by the mix of product sold and may exceed those of the wholesale business since the Company earns margins on its outlet store sales from manufacture to point of sale to the consumer.

Results of operations for the three months ended October 31, 2018 as compared to the three months ended October 31, 2017

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Three Months Ended October 31,
	2018	2017
Watch and Accessory Brands:
United States	$75,035	$67,304
International	114,347	105,008
Total Watch and Accessory Brands	189,382	172,312
Company Stores	19,567	18,381
Net Sales	$208,949	$190,693

Comparative net sales by categories were as follows (in thousands):

	Three Months Ended October 31,
	2018	2017
Watch and Accessory Brands:
Owned brands category	$80,155	$75,138
Licensed brands category	107,694	95,015
After-sales service and all other	1,533	2,159
Total Watch and Accessory Brands	189,382	172,312
Company Stores	19,567	18,381
Net Sales	$208,949	$190,693

Net sales for the three months ended October 31, 2018 were $208.9 million, above the prior year period by $18.3 million or 9.6% which included an unfavorable impact of $1.0 million, as a result of adoption of ASC 606. For the three months ended October 31, 2018, fluctuations in foreign currency exchange rates unfavorably impacted net sales by $0.9 million when compared to the prior year period.

Net sales for the three months ended October 31, 2018 in the Watch and Accessory Brands segment were $189.4 million, above the prior year period by $17.1 million or 9.9%. The increase in net sales was attributable to increases in net sales in both the International and United States locations of the Watch and Accessory Brands segment.

Net sales for the three months ended October 31, 2018 in the United States location of the Watch and Accessory Brands segment were $75.0 million, above the prior year period by $7.7 million or 11.5%, resulting from net sales increases in both the owned and licensed brands categories. The net sales increase recorded in the licensed brands category was $5.6 million, or 35.6%. The net sales recorded in the owned brands category increased by $2.8 million or 5.7% and was attributable to the addition of the MVMT brand.

Net sales for the three months ended October 31, 2018 in the International location of the Watch and Accessory Brands segment were $114.3 million, above the prior year by $9.3 million or 8.9%, which included fluctuations in foreign currency exchange rates which unfavorably impacted net sales by $0.9 million when compared to the prior year period. This increase was driven by net sales increases in both the licensed brands and owned brands categories. The net sales increase in the licensed brands category was $7.1 million, or 8.9%, primarily due to net sales increases in Europe and Asia. The net sales increase recorded in the owned brands category was $2.1 million, or 8.6%, primarily due to sales increases in Europe. The net sales increase in the owned brands category was primarily attributable to the addition of the MVMT brand.

Net sales for the three months ended October 31, 2018 in the Company Stores segment were $19.6 million, above the prior year period by $1.2 million, or 6.5%, driven by the addition of new store openings. As of October 31, 2018, and 2017, the Company operated 44 and 41 retail outlet locations, respectively.

Gross Profit.  Gross profit for the three months ended October 31, 2018 was $113.4 million or 54.3% of net sales as compared to $104.1 million or 54.6% of net sales in the prior year period. The increase in gross profit of $9.3 million was due to higher net sales partially offset by a lower gross margin percentage. The decrease in the gross margin percentage of approximately 30 basis points for the three months ended October 31, 2018, resulted primarily from the unfavorable impact of sales mix of approximately 30 basis points, fluctuations in foreign currency exchange rates of approximately 20 basis points, and the impact of the adoption of the new revenue recognition standard of approximately 20 basis points, partially offset by the net favorable impact of accounting adjustments related to the inventory step-up recorded in connection with the acquisition of the MVMT and Olivia Burton brands in the current and prior year, respectively of approximately 20 basis points and the increased leveraging of certain fixed costs as a result of higher sales of approximately 20 basis points.

Selling, General and Administrative (“SG&A”).  SG&A expenses for the three months ended October 31, 2018 were $89.3 million, representing an increase from the prior year period of $10.4 million or 13.1%. The increase in SG&A expenses was attributable to higher costs of $11.3 million, principally associated with the integration and acquisition of the MVMT brand, a $6.5 million increase in marketing expenses, a $0.6 million increase in payroll and performance-based compensation, $0.6 million increase in occupancy costs associated with the opening of new retail outlet locations and $0.3 million higher distribution costs. These increases were partially offset by the non-recurrence of approximately $7.0 million of expenses associated with the Company’s cost savings initiative in the prior year, lower costs of $1.8 million as a result of the Company’s decision to no longer participate in the Basel Fair and lower expenses associated with the acquisition of the Olivia Burton brand in the comparable period in the prior year.

Watch and Accessory Brands Operating Income.  In the three months ended October 31, 2018 and 2017, respectively, the Company recorded Watch and Accessory Brands segment operating income of $21.2 million and $22.2 million, respectively, which includes $23.8 million and $15.8 million, respectively, of unallocated corporate expenses as well as $17.9 million and $15.7 million, respectively, of certain intercompany profits related to the Company’s supply chain operations. The $1.0 million decrease in operating income was the net result of a higher SG&A expenses of $9.6 million when compared to the prior year period, partially offset by higher gross profit of $8.6 million. The increase in SG&A expenses was attributable to higher costs of $11.3 million, principally associated with the integration and acquisition of the MVMT brand, marketing expenses of $6.5 million, payroll and performance-based compensation of $0.6 million, payroll and occupancy costs associated with the opening of new retail outlet locations of $0.6 million and higher distribution costs of $0.3 million. These increases were partially offset by the non-recurrence of approximately $7.0 million of expenses associated with the Company’s cost savings initiative in the prior year, lower costs of $1.8 million as a result of the Company’s decision to no longer participate in the Basel Fair and lower expenses associated with the acquisition of the Olivia Burton brand in the comparable period in the prior year.

U.S. Watch and Accessory Brands Operating Loss.  In the United States location of the Watch and Accessory Brands segment, during the three months ended October 31, 2018 and 2017, respectively, the Company recorded an operating loss of $7.2 million and a breakeven, which included unallocated corporate expenses of $23.8 million and $15.8 million, respectively. The increase in operating loss of $7.3 million was the net result of a $8.4 million increase in gross profit, offset by $15.7 million increase in SG&A expenses. The increase in gross profit of $8.4 million was due to higher net sales and a higher gross margin percentage. The increase in SG&A expenses was attributable to a $11.3 million increase in costs, principally associated with the integration and acquisition of the MVMT brand, a $3.7 increase in marketing expenses, a $0.4 million increase in payroll and performance compensation expenses and a $0.4 million increase in distribution costs.

International Watch and Accessory Brands Operating Income.  In the International location of the Watch and Accessory Brands segment, during the three months ended October 31, 2018 and 2017, respectively, the Company recorded operating income of $28.4 million and $22.2 million, respectively, which included $17.9 million and $15.7 million, respectively of certain intercompany profits related to the Company’s International supply chain operations. The increase in operating income of $6.2 million was primarily due to higher gross profit of $0.2 million and lower SG&A expenses of $6.0 million. The increase in gross profit of $0.2 million was primarily due to higher net sales, partially offset by a lower gross margin percentage. The decrease in SG&A expenses was primarily attributable to the non-recurrence of approximately $6.9 million of expenses associated with the Company’s cost savings initiative in the prior year, and a decrease in costs of $1.6 million as a result of the Company’s decision to no longer participate in the Basel Fair. The decreases in SG&A expenses were partially offset by an increase in marketing expenses of $2.8 million.

Company Stores Operating Income.  Operating income of $2.9 million was recorded in the Company Stores segment for each of the three months ended October 31, 2018 and 2017. The current period operating income consisted of higher gross profit of $0.7 million, offset by higher SG&A expenses of $0.7 million as compared to the same period in the prior year.

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

During the three months ended October 31, 2018, the Company recorded a provisional benefit of $3.9 million related to foreign withholding taxes recorded in the fiscal year ended January 31, 2018 in connection with unremitted earnings which were earmarked for repatriation.  This change in estimate of the deferred tax liability related to unremitted earnings and all other amounts recorded in the fiscal year ended January 31,2018 related to the 2017 Tax Act remain provisional. These estimates are subject to revision due to changes in the Company’s analysis and assumptions related to certain matters, such as updates to estimates and amounts related to the earnings and profits and tax pools of certain subsidiaries and the Company’s indefinite reinvestment assertion, including the measurement of deferred withholding taxes on foreign unremitted earnings. The estimated impact of the 2017 Tax Act is also subject to change as a result of additional guidance from, and interpretations by, U.S. regulatory and standard-setting bodies, as well as state tax conformity to federal tax law. The Company expects to complete its assessment of these items within the measurement period, and any adjustments to the provisional amounts initially recorded will be included as an adjustment to income tax expense or benefit in the period in which the amounts are determined.

The Company continues to evaluate the impact of the global intangible low-tax income (“GILTI”) provision within the 2017 Tax Act which would require the current inclusion in federal taxable income, earnings of certain foreign controlled corporations. GILTI is subject to continuing regulatory interpretation by the U.S. Internal Revenue Service (“IRS”) and while the Company has included an estimate of GILTI in its estimated effective tax rate for the fiscal year ended January 31,2019, it has not yet elected a policy as to whether it will recognize deferred taxes for basis differences expected to reverse as GILTI or whether the Company will account for GILTI as period costs when and if incurred. Adjustments related to the amount of GILTI recorded in its consolidated financial statements may be required based on the outcome of this election. The Company will continue to evaluate these provisions and elect an accounting policy within the measurement period.

The Company recorded an income tax benefit of $2.8 million and income tax expense of $7.5 million for the three months ended October 31, 2018 and 2017, respectively.

The effective tax rate was -11.7% and 30.1% for the three months ended October 31, 2018 and 2017, respectively. The change in the effective tax rate was primarily due to a change in estimate of the Company’s provisional deferred withholding tax liability on unremitted foreign earnings, the release of valuation allowances against certain foreign deferred tax assets and the impact of other discrete items.

The effective tax rate for the three months ended October 31, 2018 differs from the U.S. statutory tax rate of 21.0% primarily due to a change in estimate of the Company’s provisional deferred withholding tax liability on unremitted foreign earnings, the release of valuation allowances against certain foreign deferred tax assets and the impact of other discrete items.

The effective tax rate for the three months ended October 31, 2017 differs from the U.S. statutory tax rate of 35.0% primarily due to jurisdictional earnings and the impact of discrete items, partially offset by no tax benefit being recognized on losses incurred by certain foreign operations.

Net Income Attributed to Movado Group, Inc. The Company recorded net income attributed to Movado Group, Inc. of $26.9 million and $17.4 million, for the three months ended October 31, 2018 and 2017, respectively.

Results of operations for the nine months ended October 31, 2018 as compared to the nine months ended October 31, 2017

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Nine Months Ended October 31,
	2018	2017
Watch and Accessory Brands:
United States	$147,045	$144,076
International	277,518	226,414
Total Watch and Accessory Brands	424,563	370,490
Company Stores	55,628	48,249
Net Sales	$480,191	$418,739

Comparative net sales by categories were as follows (in thousands):

	Nine Months Ended October 31,
	2018	2017
Watch and Accessory Brands:
Owned brands category	$173,270	$154,620
Licensed brands category	243,267	208,914
After-sales service and all other	8,026	6,956
Total Watch and Accessory Brands	424,563	370,490
Company Stores	55,628	48,249
Net Sales	$480,191	$418,739

Net sales for the nine months ended October 31, 2018 were $480.2 million, above the prior year period by $61.5 million or 14.7%, which included a favorable impact of $0.1 million as a result of the adoption of ASC 606.  For the nine months ended October 31, 2018, fluctuations in foreign currency exchange rates favorably impacted net sales by $6.7 million when compared to the prior year period.

Net sales for the nine months ended October 31, 2018 in the Watch and Accessory Brands segment were $424.6 million, above the prior year period by $54.1 million or 14.6%. The increase in net sales was attributable to increases in net sales in both the International and United States locations of the Watch and Accessory Brands segment.

Net sales for the nine months ended October 31, 2018 in the United States location of the Watch and Accessory Brands segment were $147.0 million, above the prior year period by $3.0 million or 2.1%, resulting from the net sales increase in the owned brands category, partially offset by a decrease in the licensed brands category. The net sales increase recorded in the owned brands category was $4.5 million, or 4.3%, primarily due to increased sales in chain store customers and sales attributable to the addition of the MVMT brand. The decrease in net sales in the licensed brands category was $1.0 million or 3.0%, as the U.S. fashion watch market has been challenging when compared to the prior year.

Net sales for the nine months ended October 31, 2018 in the International location of the Watch and Accessory Brands segment were $277.5 million, above the prior year by $51.1 million or 22.6%, which included fluctuations in foreign currency exchange rates which favorably impacted net sales by $6.7 million when compared to the prior year period. This increase was primarily driven by net sales increases in both the licensed brands and owned brands categories. The net sales increase in the licensed brands category was $35.4 million, or 20.3%, primarily due to net sales increases in Europe, the Middle East and Latin America. The net sales increase recorded in the owned brands category was $14.2 million, or 28.1% and is primarily due to sales increases in Asia and Europe.  The net sales increase in the owned brands category also included sales attributable to the addition of the MVMT brand.

Net sales for the nine months ended October 31, 2018 in the Company Stores segment were $55.6 million, above the prior year period by $7.4 million, or 15.3%, driven by higher sales in comparable stores, the addition of new store openings and a better product mix combined with higher conversion rates as products resonated well with customers. As of October 31, 2018, and 2017, the Company operated 44 and 41 retail outlet locations, respectively.

Gross Profit.  Gross profit for the nine months ended October 31, 2018 was $258.7 million or 53.9% of net sales as compared to $219.3 million or 52.4% of net sales in the prior year period. The increase in gross profit of $39.4 million was primarily due to higher net sales and a higher gross margin percentage. The increase in the gross margin percentage of approximately 150 basis points for the nine months ended October 31, 2018, resulted primarily from the favorable impact of sales mix of approximately 60 basis points,  the impact of fluctuations in foreign currency exchange rates of approximately 30 basis points, the non-recurrence of costs incurred from the Company’s prior year cost savings initiative of approximately 30 basis points, the increased leveraging of certain fixed costs as a result of higher sales of approximately 20 basis points and the impact of accounting adjustments related to inventory step-up recorded in connection with the acquisition of the MVMT and Olivia Burton brands in the current and prior year, respectively of approximately 20 basis points, partially offset by the adoption of the new revenue recognition accounting standard of approximately 10 basis point.

Selling, General and Administrative (“SG&A”).  SG&A expenses for the nine months ended October 31, 2018 were $213.6 million, representing an increase from the prior year period of $24.1 million or 12.7%. The increase in SG&A expenses was attributable to higher marketing expenses of $17.2 million, higher distribution costs of $2.6 million, payroll and performance based compensation of $2.5 million, costs of $13.8 million, principally associated with the integration and acquisition of the MVMT brand, $2.0 million of payroll and occupancy costs associated with the opening of new retail locations, $1.0 million higher bad debt expense, principally due to the non-recurrence of a $0.8 million customer recovery in the prior year and higher rent expenses of $0.5 million SG&A expenses also included the unfavorable effect of foreign currency translation of $1.1 million and transaction losses of $1.6 principally related to the non-recurrence of $1.1 million of transactional gains in the comparable period in the prior year as well as $0.5 million of transaction losses in the current year. These increases were partially offset by the non-recurrence of $12.0 million of expenses related to the Company’s cost savings initiative in the prior year, the non-recurrence of $2.9 million in expenses related to the acquisition of the Olivia Burton brand in the prior year and lower costs of $3.4 million as a result of the Company’s decision to no longer participate in the Basel Fair.

Watch and Accessory Brands Operating Income.  In the nine months ended October 31, 2018 and 2017, respectively, the Company recorded Watch and Accessory Brands segment operating income of $35.8 million and $22.6 million, which includes $44.5 million and $29.2 million of unallocated corporate expenses as well as $40.2 million and $31.2 million, respectively, of certain intercompany profits related to the Company’s supply chain operations. The $13.2 million increase in operating income was the net result of a higher gross profit of $34.9 million when compared to the prior year period, partially offset by higher SG&A expenses of $21.6 million. The increase in SG&A expenses was attributable to higher marketing expenses of $17.2 million, higher distribution costs of $2.6 million, payroll, and performance-based compensation of $2.5 million, costs of $13.8 million, principally associated with the integration and acquisition of the MVMT brand, and $1.0 million higher bad debt expense, principally due to the non-recurrence of a $0.8 million customer recovery in the prior year. SG&A expenses also included the unfavorable effect of foreign currency translation of $1.1 million and transaction of $1.6 principally related to the non-recurrence of $1.1 million of transactional gains in the comparable period in the prior year as well as $0.5 million of transaction losses in the current year. These increases were partially offset by the non-recurrence of $12.0 million of expenses related to the Company’s cost savings initiative in the prior year, the non-recurrence of $2.9 million in expenses related to the acquisition of the Olivia Burton brand in the prior year and lower costs of $3.4 million as a result of the Company’s decision to no longer participate in the Basel Fair.

U.S. Watch and Accessory Brands Operating Loss.  In the United States location of the Watch and Accessory Brands segment, during the nine months ended October 31, 2018 and 2017, respectively, the Company recorded an operating loss of $21.8 million and $12.7 million, which included unallocated corporate expenses of $44.5 million and $29.2 million. The increase in operating loss of $9.1 million was the net result of higher gross profit of $9.7 million offset by higher SG&A expenses of $18.8 million. The increase in gross profit of $9.7 million was due to higher sales of $3.0 million and a higher gross margin percentage. The increase in SG&A expenses of $18.8 million was attributable to higher marketing costs of $7.5 million, higher costs of $13.1 million, principally associated with the integration and acquisition of the MVMT brand, higher payroll, and performance-based compensation of $1.0 million, higher distribution expenses of $0.9 million and higher bad debt expense of $0.6 million, principally due to the non-recurrence of a $0.8 million customer recovery in the prior year. These costs were partially offset by the non-recurrence of $3.7 million in charges related the Company’s cost savings initiative and lower trade show expenses of $0.5 million as a result of the Company’s decision to no longer participate in the Basel Fair.

International Watch and Accessory Brands Operating Income.  In the International location of the Watch and Accessory Brands segment, during the nine months ended October 31, 2018 and 2017, respectively, the Company recorded operating income of $57.6 million and $35.3 million, which included $40.2 million and $31.2 million of certain intercompany profits related to the Company’s International supply chain operations. The increase in operating income of $22.3 million was primarily due to higher gross profit of $25.1 million, partially offset by higher SG&A expenses of $2.8 million. The increase in gross profit of $25.1 million was primarily due to higher net sales, partially offset by a lower gross margin percentage. The increase in SG&A expenses of $2.8 million was attributable to higher marketing expenses of $9.7 million, higher distribution costs of $1.7 million, higher payroll and performance-based compensation expenses of $1.5 million, higher legal and consulting fees of $0.6 million, bad debt expense of $0.3 million and higher rent of $0.3 million. SG&A expenses also included the unfavorable effect of foreign currency translation of $1.1 million and transaction losses of $1.6 million, principally related to the non-recurrence of $1.1 million of transactional gains in the comparable period in the prior year as well as $0.5 million of transaction losses in the current year. These increases were partially offset by the non-recurrence of $8.3 million of expenses related to the Company’s cost savings initiative in the prior year, the non-recurrence of $2.9 million in expenses related to the acquisition of the Olivia Burton brand in the prior year and lower costs of $2.9 million as a result of the Company’s decision to no longer participate in the Basel Fair.

Company Stores Operating Income.  Operating income of $9.3 million and $7.3 million was recorded in the Company Stores segment for the nine months ended October 31, 2018 and 2017, respectively. The increase in operating income of $2.0 million was the result a higher gross profit of $4.5 million partially offset by higher SG&A expenses of $2.5 million. The higher gross profit was the result of higher net sales and a higher gross margin percentage. The increase in SG&A expenses of $2.5 million was primarily due to rent and payroll related costs associated with the opening of new outlet locations.

Income Taxes. On December 22, 2017, the 2017 Tax Act was signed into law, which significantly changed U.S. corporate income tax laws by, among other things, lowering the corporate tax rate from 35.0% to 21.0%, limiting the deductibility of interest expense and executive compensation, establishing a territorial tax system, and imposing a one-time mandatory deemed Transition Tax on undistributed foreign earnings which have not been previously taxed.

During the nine months ended October 31, 2018, the Company recorded a provisional benefit of $3.9 million related to foreign withholding taxes recorded in the fiscal year ended January 31,2018 in connection with unremitted earnings which were earmarked for repatriation.  This change in estimate of the deferred tax liability related to unremitted earnings and all other amounts recorded in the fiscal year ended January 31, 2018 related to the 2017 Tax Act remain provisional. These estimates are subject to revision due to changes in the Company’s analysis and assumptions related to certain matters, such as updates to estimates and amounts related to the earnings and profits and tax pools of certain subsidiaries and the Company’s indefinite reinvestment assertion, including the measurement of deferred withholding taxes on foreign unremitted earnings. The estimated impact of the 2017 Tax Act is also subject to change as a result of additional guidance from, and interpretations by, U.S. regulatory and standard-setting bodies, as well as state tax conformity to federal tax law. The Company expects to complete its assessment of these items within the measurement period, and any adjustments to the provisional amounts initially recorded will be included as an adjustment to income tax expense or benefit in the period in which the amounts are determined.

The Company continues to evaluate the impact of the global intangible low-tax income (“GILTI”) provision within the 2017 Tax Act which would require the current inclusion in federal taxable income, earnings of certain foreign controlled corporations. GILTI is subject to continuing regulatory interpretation by the U.S. Internal Revenue Service (“IRS”) and while the Company has included an estimate of GILTI in its estimated effective tax rate for the fiscal year ended January 31,2019, it has not yet elected a policy as to whether it will recognize deferred taxes for basis differences expected to reverse as GILTI or whether the Company will account for GILTI as period costs when and if incurred. Adjustments related to the amount of GILTI recorded in its consolidated financial statements may be required based on the outcome of this election. The Company will continue to evaluate these provisions and elect an accounting policy within the measurement period.

The Company recorded income tax expense of $0.7 million and $10.3 million for the nine months ended October 31, 2018 and 2017, respectively.

The effective tax rate was 1.5% and 35.6% for the nine months ended October 31, 2018 and 2017, respectively. The change in the effective tax rate was primarily due to a change in estimate of the Company’s provisional deferred withholding tax liability on unremitted foreign earnings, the release of valuation allowances against certain foreign deferred tax assets and changes in jurisdictional earnings.

The effective tax rate for the nine months ended October 31, 2018 differs from the U.S. statutory tax rate of 21.0% primarily due to a change in estimate of the Company’s provisional deferred withholding tax liability on unremitted foreign earnings, the release of valuation allowances against certain foreign deferred tax assets and the impact of other discrete items.

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

Net Income / (Loss) Attributed to Movado Group, Inc. The Company recorded net income attributed to Movado Group, Inc. of $44.2 million and $18.7 million, for the nine months ended October 31, 2018 and 2017, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2018 and October 31, 2017, the Company had $142.7 million and $155.5 million, respectively of cash and cash equivalents, of which, $123.1 million and $143.9 million, respectively consisted of cash and cash equivalents at the Company’s foreign subsidiaries. The Company has recorded a provisional deferred tax liability for foreign withholding and U.S. state income taxes of $6.5 million related to $131.3 million of foreign earnings. A deferred tax liability has not been recorded for the remaining undistributed foreign earnings of approximately $134.5 million. In light of the 2017 Tax Act, the Company continues to evaluate its assertion related to the indefinite reinvestment of earnings in its foreign operations. In accordance with Staff Accounting Bulletin 118, if the Company revises its assertion during the measurement period, the change, and any corresponding adjustment, would be recorded as part of the 2017 Tax Act enactment in the period in which the revision is determined.

Cash provided by operating activities was $26.8 million as compared to $9.4 million used in operating activities for the nine months ended October 31, 2018 and 2017, respectively. The $26.8 million of cash provided by operating activities for the nine months ended October 31, 2018, was primarily due to net income for the period of $44.2 million and favorable non-cash items of $5.1 million, partially offset by the change in working capital of $24.8 million. The $9.4 million of cash used in operating activities for the nine months ended October 31, 2017, was primarily due to an unfavorable change in working capital as presented on the Consolidated Statements of Cash Flows of $56.1 million, partially offset by favorable non-cash items of $28.7 million, which included a $13.4 million charge related to the Company’s cost savings initiatives, and net income of $18.7 million. The unfavorable change in working capital of $56.1 million was primarily due to the increases in accounts receivable as a result of the seasonality of sales and the normal building of inventory in anticipation of the holiday selling season in the fourth quarter, as well as inventory build related to the acquisition of the Olivia Burton brand, partially offset by higher accrued liabilities. Included in the change in working capital for the nine month ended October 31,2017 were $5.4 million of payments related to the Company’s cost savings initiatives. The year over year improvement in working capital is primarily due to improvement in accounts receivable collection and higher accounts payable, partially offset by higher inventory on strong sales.

Cash used in investing activities was $101.4 million and $82.0 million for the nine months ended October 31, 2018 and 2017, respectively. The cash used in investing activities for the nine months ended October 31, 2018 was primarily for the acquisition, net of cash acquired, of the MVMT brand and capital expenditures related to the opening and renovations of the Company’s retail outlet locations and capital expenditures related to office improvements. The cash used in investing activities for the nine months ended October 31, 2017 was primarily for the acquisition, net of cash acquired, of the Olivia Burton brand and capital expenditures primarily related to the opening and renovations of the Company’s retail outlet locations and capital expenditures related to the construction of shop-in-shops at some of the Company’s wholesale customers.

Cash provided by financing activities was $12.4 million as compared to $12.6 million used in financing activities for the nine months ended October 31, 2018 and 2017, respectively. Cash provided by financing activities for the nine months ended October 31, 2018 include proceeds from bank borrowings and the exercise of certain stock awards, partially offset by the repayment of bank borrowings, the payment of dividends and the repurchase of shares of the Company’s common stock. Cash used in financing activities for the nine months ended October 31, 2017 included the payment of dividends, the repurchase of shares of the Company’s common stock, and the surrender of shares in connection with the vesting of certain stock awards.

On October 12, 2018, Movado Group, Inc. (the “Company”), together with Movado Group Delaware Holdings Corporation, Movado Retail Group, Inc. and Movado LLC (together with the Company, the “U.S. Borrowers”), each a wholly owned domestic subsidiary of the Company, and Movado Watch Company SA and MGI Luxury Group S.A. (collectively, the “Swiss Borrowers” and, together with the U.S. Borrowers, the “Borrowers”), each a wholly owned Swiss subsidiary of the Company, entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with the lenders party thereto and Bank of America, N.A. as administrative agent (in such capacity, the “Agent”). The Credit Agreement amends and restates the Company’s existing credit agreement dated as of January 30, 2015 and extends the maturity of the $100.0 million senior secured revolving credit facility (the “Facility”) provided thereunder to October 12, 2023.  The Facility includes a $15.0 million letter of credit subfacility, a $25.0 million swingline subfacility and a $75.0 million sublimit for borrowings by the Swiss Borrowers, with provisions for uncommitted increases to the Facility of up to $50.0 million in the aggregate subject to customary terms and conditions.

As of October 31, 2018, there were 50.0 million in Swiss francs with a dollar equivalent of $49.6 million in loans drawn under the Facility. Additionally, approximately $0.3 million in letters of credit, which were outstanding under the Borrower’s existing credit agreement, are deemed to be issued and outstanding under the Facility. As of October 31, 2018, availability under the Facility was approximately $50.1 million.

Borrowings under the Facility bear interest at rates selected periodically by the Company at LIBOR plus 1.00% per annum (subject to increases based on the Company’s consolidated leverage ratio that could increase the rate up to a maximum of LIBOR plus 1.75% per annum) or a base rate plus 0% (subject to increases based on the Company’s consolidated leverage ratio that could increase the rate up to a maximum of a base rate plus 0.75% per annum). The Company has also agreed to pay certain fees and expenses and to provide certain indemnities, all of which are customary for such financings.

The borrowings under the Facility are joint and several obligations of the Borrowers and are also cross-guaranteed by each Borrower, except that the Swiss Borrowers are not liable for, nor do they guarantee, the obligations of the U.S. Borrowers. In addition, the Borrowers’ obligations under the Facility are secured by first priority liens, subject to permitted liens, on substantially all of the U.S. Borrowers’ assets other than certain excluded assets. The Swiss Borrowers do not provide collateral to secure the obligations under the Facility.  The security agreement under the Company’s existing credit agreement remains in place in connection with the Facility and contains representations and warranties and covenants, which are customary for pledge and security agreements of this type, relating to the creation and perfection of security interests in favor of the Agent over various categories of the U.S. Borrowers’ assets.

The Credit Agreement contains affirmative and negative covenants binding on the Company and its subsidiaries that are customary for credit facilities of this type, including, but not limited to, restrictions and limitations on the incurrence of debt and liens, dispositions of assets, capital expenditures, dividends and other payments in respect of equity interests, the making of loans and equity investments, mergers, consolidations, liquidations and dissolutions, and transactions with affiliates (in each case, subject to various exceptions).

The Borrowers are also subject to a minimum consolidated EBITDA (as defined in the Credit Agreement) test of $50.0 million, measured at the end of each fiscal quarter based on the four most recent fiscal quarters and a consolidated leverage ratio (as defined in the Credit Agreement) covenant not to exceed 2.50 to 1.00, measured as of the last day of each fiscal quarter. As of October 31, 2018, the Company was in compliance with its covenants under the Credit Agreement.

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

As of October 31, 2018, Bank of America, N.A. issued two irrevocable standby letters of credit in connection with operating facility leases to landlord and for Canadian payroll to the Royal Bank of Canada. As of October 31, 2018, the Company had outstanding letters of credit totaling $0.3 million with expiration dates through May 31, 2019.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified maturity with a Swiss bank. As of October 31, 2018, and 2017, these lines of credit totaled 6.5 million Swiss francs for both periods, with a dollar equivalent of $6.4 million and $6.5 million, respectively. As of October 31, 2018, and 2017, there were no borrowings against these lines. As of both October 31, 2018 and 2017, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.1 million in various foreign currencies, of which $0.6 million is a restricted deposit as it relates to lease agreements.

The Company paid dividends of $0.60 per share or approximately $13.9 million for the nine months ended October 31, 2018 and paid dividends of $0.39 per share or approximately $9.0 million for the nine months ended October 31, 2017.

On December 4, 2018, the Board of Directors approved the payment of a cash dividend in the amount of $0.20 for each share of the Company’s outstanding common stock and class A common stock. The dividend will be paid on December 28, 2018 to all shareholders of record as of the close of business on December 14, 2018. The decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board, in its sole discretion.

On October 1, 2018, the Company acquired MVMT Watches, Inc. owner of the MVMT a global aspirational lifestyle brand (“MVMT”), for an initial payment of $100.0 million, or approximately $85 million net of tax benefits that are anticipated to be generated from the acquisition, and two future contingent payments that combined could total up to an additional $100 million before tax benefits. The exact amount of the future payments will be determined by MVMT's future financial performance with no minimum required future payment. After giving effect to the closing adjustments, the purchase price was $108.4 million, net of cash acquired of approximately $3.8 million. The acquisition was funded with cash on hand, although the Company replenished approximately $50 million of such cash through borrowings under its revolving credit facility in October 2018. The acquisition adds a new brand with significant global growth potential to the Company’s portfolio.

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

As of October 31, 2018, the Company’s entire net forward contracts hedging portfolio consisted of 38.0 million Swiss francs equivalent, 16.7 million Euros equivalent,4.6 million British Pounds equivalent, and 22.2 million Chinese Yuan equivalent, with various expiry dates ranging through April 24,2019 compared to a portfolio of 23.0 million Swiss francs equivalent, 12.8 million Euros equivalent and 11.3 million British Pounds equivalent, with various expiry dates ranging through April 10, 2018. If the Company were to settle its Swiss franc forward contracts at October 31, 2018 and 2017, the net result would be a loss of $0.3 million, net of tax benefit of $0.1 million and a loss of $0.4 million, net of tax of $0.3 million, respectively. If the Company were to settle its Euro forward contracts at October 31, 2018 and 2017, the net result would be a nil and an immaterial gain, respectively. As of October 31, 2018, and 2017, the Company’s British Pound forward contracts had no value. The Company had no Swiss franc, Euro or British Pound option contracts related to cash flow hedges as of October 31, 2018 and 2017, respectively.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under its hedging program, the Company can purchase various commodity derivative instruments, primarily futures contracts. Contracts that meet the requirements of qualified hedges are documented as qualified cash flow hedges, and the resulting gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. Changes in the fair value of contracts that are not qualified hedges are recognized in the period they arise. The Company did not hold any future contracts in its gold hedge portfolio as of October 31, 2018 and 2017; thus, any changes in the gold purchase price will have an equal effect on the Company’s cost of sales.

Debt and Interest Rate Risk

The Company has certain debt obligations with variable interest rates, which are based on LIBOR plus a spread of 1.00% per annum (subject to increases based on the Company’s consolidated leverage ratio that could increase the rate up to a maximum of LIBOR plus 1.75% per annum) or a base rate plus 0% (subject to increases based on the Company’s consolidated leverage ratio that could increase the rate up to a maximum of a base rate plus 0.75% per annum). The Company does not hedge these interest rate risks. As of October 31, 2018, the Company had 50 million in Swiss franc debt equivalent to $49.6 million dollars. The Company estimates that a 1% increase in interest rates would decrease the Company’s annual income by approximately $0.4 million. For additional information concerning potential changes to future interest obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

On October 1, 2018, the Company acquired MVMT Watches, Inc, the owner of the MVMT brand (“MVMT”).  In conducting its evaluation of the effectiveness of internal controls over financial reporting as of October 31, 2018, the Company excluded MVMT Watches, Inc. from that evaluation in accordance with the rules relating to recently-acquired entities.

There have been no other changes in the Company’s internal control over financial reporting during the three months ended October 31, 2018 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in legal proceedings and claims from time to time, in the ordinary course of its business. Legal reserves are recorded in accordance with the accounting guidance for contingencies. Contingencies are inherently unpredictable and it is possible that results of operations, balance sheets or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, such matters. For those legal proceedings and claims for which the Company believes that it is probable that a reasonably estimable loss may result, the Company records a reserve for the potential loss. For proceedings and claims where the Company believes it is reasonably possible that a loss may result that is materially in excess of amounts accrued for the matter, the Company either discloses an estimate of such possible loss or range of loss or includes a statement that such an estimate cannot be made. As of October 31, 2018, the Company is party to legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition, future results of operations beyond the amounts accrued, or cash flows.

In December 2016, U.S. Customs and Border Protection (“U.S. Customs”) issued an audit report concerning the methodology used by the Company to allocate the cost of certain watch styles imported into the U.S. among the component parts of those watches for tariff purposes. The report disputes the reasonableness of the Company’s historical allocation formulas and proposes an alternative methodology that would imply approximately $5.1 million in underpaid duties over the five-year period covered by the statute of limitations, plus possible penalties and interest. The Company believes that U.S. Customs’ alternative duty methodology and estimate are not consistent with the Company’s facts and circumstances and is disputing U.S. Customs’ position. On February 24, 2017, the Company provided U.S. Customs with supplemental analyses and information supporting the Company’s historical allocation formulas and thereafter provided additional information for U.S. Customs’ review. Although the Company disagrees with U.S. Customs’ position, it cannot predict with any certainty the outcome of this matter. The Company intends to continue to work with U.S. Customs to reach a mutually-satisfactory resolution.

On October 23, 2018, Swiss Time Watch & Jewellry GmbH (“ST Germany”) filed a lawsuit against the Company in the Superior Court of California for the County of Los Angeles. The lawsuit primarily alleges that the Company, as legal successor to MVMT Watches, Inc., has failed to perform its obligations under the parties’ August 1, 2018 distribution agreement (the “ST Germany Agreement”) pursuant to which ST Germany was granted the right, subject to certain limitations, to distribute a curated collection of MVMT watch styles in Germany.  ST Germany also alleges various related torts and statutory violations and seeks specific performance of the ST Germany Agreement as well as unspecified monetary damages.  The Company believes that ST Germany’s tort and statutory claims are without merit and that ST Germany is not entitled to specific performance. In addition, the ST Agreement caps the Company’s liability to the aggregate amounts paid by ST Germany thereunder. The Company intends to defend the lawsuit vigorously and does not expect it to materially affect the Company’s financial condition or future results of operations.

Item 1A. Risk Factors

As of October 31, 2018, there have been no material changes to any of the risk factors previously reported in the Company’s 2018 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 29, 2017, the Board of Directors approved a share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. Under the program the Company is authorized to purchase shares of its common stock through open market purchases, repurchase programs, block trades or otherwise. This authorization expires on August 29, 2020. During the three months ended October 31, 2018, the Company repurchased a total of 46,791 shares of its common stock in the open market at a total cost of approximately $1.9 million or an average cost of $40.07 per share.

There were 1,024 shares of common stock repurchased during the three months ended October 31, 2018 as a result of the surrender of shares in connection with the vesting of certain stock awards. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company to fund the payment of such taxes.

The following table summarizes information about the Company’s purchases for the three months ended October 31, 2018 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
August 1, 2018 – August 31, 2018	—	$—	—	$45,967,702
September 1, 2018 – September 30, 2018	19,024	42.48	18,000	45,206,025
October 1, 2018 – October 31, 2018	28,791	38.66	28,791	44,092,830
Total	47,815	$40.18	46,791	$44,092,830

Item 6. Exhibits

2.1	Securities Purchase Agreement, dated as of August 15, 2018, relating to the acquisition of MVMT Watches, Inc.*

3.1

Certificate of Amendment, dated as of October 9, 2018, to the Company’s Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on form 8-K filed on October 9, 2018).

4.1

Amended and Restated Credit Agreement, dated as of October 12, 2018, among the Company, certain U.S. and Swiss subsidiaries thereof, the lenders party thereto and Bank of America, N.A. as administrative agent.*

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

101

The following financial information from Movado Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2018 filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

*  Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOVADO GROUP, INC.
(Registrant)
Dated: December 4, 2018	By:	/s/ Sallie A. DeMarsilis
Sallie A. DeMarsilis Senior Vice President, Chief Financial Officer and Principal Accounting Officer