Form 10-K
period 2019-01-31
MOVADO GROUP INC
filed 2019-03-28
CIK 72573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For fiscal year ended January 31, 2019

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 31, 2018, was approximately $802 million (based on the closing sale price of the registrant’s Common Stock on that date as reported on the New York Stock Exchange). For purposes of this computation, each share of Class A Common Stock is assumed to have the same market value as one share of Common Stock into which it is convertible and only shares of stock held by directors and executive officers were excluded.

The number of shares outstanding of the registrant’s Common Stock and Class A Common Stock as of March 22, 2019, were 16,397,399 and 6,586,780, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to registrant’s 2019 annual meeting of shareholders (the “Proxy Statement”) are incorporated by reference in Part III hereof.

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

Movado Group designs, sources, markets and distributes quality watches. Its portfolio of watch brands is currently comprised of owned brands MOVADO®, MVMT®, OLIVIA BURTON®, EBEL® and CONCORD® as well as licensed brands COACH®, TOMMY HILFIGER®, HUGO BOSS®, LACOSTE®, SCUDERIA FERRARI®, REBECCA MINKOFF® and URI MINKOFF®. The Company is a leader in the design, development, marketing and distribution of watch brands sold in almost every major category comprising the watch industry.

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

In 1970, the Company acquired the Concord brand and the Swiss company that had been manufacturing Concord watches since 1908. In 1983, the Company acquired the U.S. distributor of Movado watches and substantially all of the assets related to the Movado brand from the Swiss manufacturer of Movado watches. The Company changed its name to Movado Group, Inc. in 1996. In March 2004, the Company completed its acquisition of Ebel, one of the world’s premier luxury watch brands which was established in La Chaux-de-Fonds, Switzerland in 1911. In July 2017, the Company completed its acquisition of Olivia Burton, which was founded in 2011 and has been one of the United Kingdom’s fastest-growing fashion watch and jewelry brands. In October 2018, the Company completed its acquisition of MVMT, which was founded in 2013, offering watches and accessories designed for the millennial consumer largely through a direct-to-consumer business model.

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

RECENT DEVELOPMENTS

On October 12, 2018, the Company, together with Movado Group Delaware Holdings Corporation, Movado Retail Group, Inc. and Movado LLC (together with the Company, the “U.S. Borrowers”), each a wholly owned domestic subsidiary of the Company, and Movado Watch Company S.A. and MGI Luxury Group S.A. (collectively, the “Swiss Borrowers” and, together with the U.S. Borrowers, the “Borrowers”), each a wholly owned Swiss subsidiary of the Company, entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with the lenders party thereto and Bank of America, N.A. as administrative agent (in such capacity, the “Agent”). The Credit Agreement amends and restates the Company’s prior credit agreement dated as of January 30, 2015 and extends the maturity of the $100.0 million senior secured revolving credit facility (the “Facility”) provided thereunder to October 12, 2023.  The Facility includes a $15.0 million letter of credit subfacility, a $25.0 million swingline subfacility and a $75.0 million sublimit for borrowings by the Swiss Borrowers, with provisions for uncommitted increases to the Facility of up to $50.0 million in the aggregate subject to customary terms and conditions.

On October 1, 2018, the Company completed its acquisition of MVMT Watches, Inc. the owner of MVMT, a global aspirational lifestyle brand. The purchase price was comprised of an initial payment of $100 million, or approximately $85 million net of tax benefits that are anticipated to be generated from the acquisition, and two future contingent payments that combined could total up to an additional $100 million before tax benefits. The exact amount of the future payments will be determined by MVMT’s future financial performance with no minimum required future payment. The acquisition was funded through cash on hand and borrowings under the Company’s revolving credit facility. MVMT offers watches and accessories designed for the millennial consumer with the goal of changing the way the customers thinks about fashion by delivering its products at an affordable price.  Prior to the acquisition, MVMT products were primarily sold through its global e-commerce sites and also a few select retailers in the United States, although the wholesale business has been expanded since the acquisition. MVMT’s world-class digital strategy has driven high brand awareness across social media with an active community of over 5 million followers.

During Fiscal 2019, the Company opened four new outlet locations, including its first international outlet store in Ontario, Canada. At January 31, 2019, the Company operated 44 outlet locations.

INDUSTRY OVERVIEW

The largest markets for watches are North America, Europe, Latin America and Asia. The Company divides the watch market into five principal categories as set forth in the following table.

Market Category	Suggested Retail Price Range	Primary Category of Movado Group, Inc. Brands
Exclusive	$10,000 and over	—
Luxury	$1,300 to $9,900	Concord and Ebel
Accessible Luxury	$500 to $2,499	Movado
Moderate and Fashion	$75 to $500	Coach, HUGO BOSS, Lacoste, Olivia Burton, MVMT, Rebecca Minkoff and Uri Minkoff, Scuderia Ferrari and Tommy Hilfiger
Mass Market	Less than $75	—

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

Moderate and Fashion Watches

Most moderate and fashion watches are quartz-analog watches, some of which may also include connected technology for transmitting data wirelessly between the watch and a smartphone or other device. These watches typically are made with gold finish, stainless steel, brass, plastic or a combination of gold finish and stainless steel. Moderate and fashion watches are manufactured primarily in Asia and Switzerland. In addition to the Company’s Coach, HUGO BOSS, Lacoste, Olivia Burton, MVMT, Rebecca Minkoff and Uri Minkoff, Scuderia Ferrari, and Tommy Hilfiger brands, well-known brand names of watches in the moderate and fashion category include Anne Klein, Bulova, Citizen, Fossil, Guess, Seiko, Michael Kors, Daniel Wellington and Swatch. Market leaders for smartwatches include Apple, Fitbit and Garmin.

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

BRANDS

The Company designs, develops, sources, markets and distributes products under the following watch brands:

Owned Brands

Concord

Concord was founded through the collaboration of five Swiss visionaries in 1908. The brand has since gone on to build a lasting legacy of harmonious collaboration. Concord was acquired by entrepreneur Gedalio Grinberg in 1970. In 1979, Concord spearheaded the Swiss quartz revolution with one of the most important watches of the twentieth century: the Concord Delirium. This was the first watch ever produced to be less than one millimeter thick – a world record to this day. To mark its 110th anniversary, Concord introduced a new logo: the knot. The knot represents a harmonious unity, elemental to the foundation of Concord.

Ebel

Ebel’s success has been built upon the fusion of technical excellence and a passion for aesthetically daring and timeless, distinctive design. A passion for innovation and excellence in watch design has always been at the heart of the Ebel brand. Ebel was founded by husband and wife Eugène Blum and Alice Lévy, in La Chaux-de-Fonds, Switzerland in 1911. Since its inception, Ebel has remained true to its core values, manufacturing fine Swiss watches that marry beauty and function. Renowned today for its iconic bracelet design with signature wave-shaped links, Ebel continues to create timepieces that embody luxury and contemporary elegance with subtle, yet exquisite detail.

Movado

The Movado brand is renowned for its iconic Museum® dial and modern design aesthetic. Since its founding in La Chaux-de-Fonds, Switzerland in 1881, Movado has earned more than 100 patents and 200 international awards for artistry and innovation in watch design and technology, and Movado timepieces have won world renown for their unique beauty and timeless design.

Movado is a hallmark of some of the most famous timepieces ever created, most notably, the Movado Museum® Watch. Designed in 1947 by Bauhaus-influenced artist Nathan George Horwitt, the watch dial defined by a solitary dot at 12 o’clock, symbolizing the sun at high noon, has been acclaimed for purity of design unrivaled in the history of time-keeping. When Horwitt’s dial was selected for the permanent design collection of the Museum of Modern Art, New York, in 1960, it became the first watch dial ever awarded this distinction. Known today as the Movado Museum Watch, this legendary dial is regarded as an icon of Modernism. A trademarked and award-winning design, the celebrated single dot dial now distinguishes a wide range of Movado timepieces.

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

Olivia Burton

Olivia Burton is a brand founded by two best friends, who started out with nothing but each other and a shared dream to start their own brand of beautiful watches. As fashion buyers, they recognized a gap in the market for pretty, fresh and feminine styles that they truly wanted to wear. Olivia Burton launched in Harvey Nichols in the UK as their first stockist and the brand was well received from the get-go, with some styles selling out straight away. Inspired by vintage, fashion trends and nature, Olivia Burton releases new collections every two months so that customers can always count on something fresh, new and exciting that they won’t find anywhere else. This has helped to establish the brand as one of the most exciting and directional women’s fashion watch brands in the global market. As well as innovative timepieces, including vegan and eco-friendly collections, Olivia Burton creates beautifully-made jewelry and accessories with quality materials to ensure they stand the test of time.

MVMT

The MVMT brand was founded in 2013 by two young entrepreneurs.  Originally empowered by crowdfunding and built digitally with a community of social media followers, their philosophy was to create a brand offering beautiful quality products that are accessible to young consumers. MVMT’s designs and messaging embody the spirit of adventuring, creating, and daring to disrupt the norm. This spirit is embodied in the brand’s motto: “Live life on your own terms.” The brand includes watches, jewelry, other accessories, sunglasses and glasses made for viewing digital screens.

Licensed Brands

Below is a description of the Company’s licensed brand watches. In March 2016, the Company announced the expansion of its use of smartwatch technology to its licensed brand portfolio.

Coach Watches

Coach watches reflect the Coach brand image and classic American style. The Coach brand stands for authenticity, innovation, and relevance, as well as effortless New York style. It is an integral part of the American luxury landscape. With an expanding presence globally, the Coach brand exemplifies modern luxury. As an extension of the brand, Coach watches offer a fresh and compelling assortment of timepieces for women and men, with a wide variety of bracelets and straps constructed of stainless steel accented with gold tone finishes and leather straps.

Tommy Hilfiger Watches

Reflecting the fresh, fun all-American style for which Tommy Hilfiger is known, Tommy Hilfiger watches feature quartz, digital or analog-digital movements, with stainless steel, aluminum, silver-tone, two-tone or gold-tone cases and bracelets, and leather, fabric, plastic or silicone straps. The watch line includes fashion and sport models and the brand includes jewelry as well.

HUGO BOSS Watches

HUGO BOSS is one of the market leaders in the global apparel market. HUGO BOSS focuses on developing and marketing of premium fashion and accessories for men and women. Licensed products such as watches and other accessories complement the apparel collections. BOSS watches reflect the sophisticated character and craftsmanship for which all BOSS products are known.

Lacoste Watches

The Lacoste watch collection embraces the Lacoste lifestyle proposition which encompasses French elegance and sporting performance, as well as innovation for style and freedom of movement. Mirroring key attributes of the Lacoste brand, the collection features stylish timepieces with a contemporary and urban flair inspired by sport and French elegance.

Scuderia Ferrari Watches

Asserting Scuderia Ferrari’s proud racing heritage and Italian pedigree, Movado Group’s Scuderia Ferrari watch collection for men and women brings the excitement and distinctive style of the time honored racing team to fans around the world.

Rebecca Minkoff and Uri Minkoff Watches

Designer Rebecca Minkoff credits her success to the many strong women who paved the way. Launched in 2005, her global lifestyle brand is inspired by outspoken women who embody 21st-century femininity. Stylistic details, quality materials, and confident cuts extend to handbags, clothes, shoes, jewelry, and accessories - all created to seamlessly transport from one occasion to another. Minkoff launched watches in 2017 with styles that are nuanced and complex. Similarly, accessories label Uri Minkoff offers distinctly understated menswear timepieces.

DESIGN AND PRODUCT DEVELOPMENT

The Company’s offerings undergo two phases before they are produced for sale to customers: design and product development. The design phase includes the creation of artistic and conceptual renderings while product development involves the construction of prototypes. Certain Movado collections, including Movado BOLD, and the Company’s licensed brands are designed by in-house design teams in Switzerland and the United States in cooperation with outside sources, including (in the case of the licensed brands) licensors’ design teams. Product development for the licensed brands and certain Movado collections, including Movado BOLD, takes place in the Company’s Asia operations. For the Company’s Movado (with the exception of certain Movado collections, including Movado BOLD), Ebel and Concord brands, the design phase is performed by a combination of in-house and freelance designers in Europe and the United States while product development is carried out in the Company’s Swiss operations. For the Company’s Olivia Burton and MVMT brands, the design phase and product development are performed by in-house design teams in London and Los Angeles, respectively.

MARKETING

The Company’s marketing strategy is to communicate a consistent, brand-specific message to the consumer. As the consumer footprint continues to evolve, the Company is increasingly focused on its digital marketing and online reach, including expanding and improving its social media channels and its messaging through individuals with significant social media followings (i.e., “influencers”). On March 7, 2018, the Company announced that it is establishing a Digital Center of Excellence to help elevate its customers’ digital experience globally through innovative technologies and consumer-facing initiatives. Recognizing that advertising is an integral component to the successful marketing of its product offerings, the Company devotes significant resources to advertising and maintains its own in-house advertising department which focuses primarily on the implementation and management of global marketing and advertising strategies for each of the Company’s brands, ensuring consistency of presentation. The Company develops advertising campaigns individually for each of the Company’s brands, utilizing outside agencies as deemed appropriate. These campaigns are directed primarily to the end consumer rather than to trade customers. The Company’s advertising targets consumers with particular demographic characteristics appropriate to the image and price range of each brand. Company advertising is placed in magazines and other print media, on radio and television, online, including websites and social media platforms, in catalogs, on outdoor signs and through other promotional materials. Marketing expenses totaled 15.9%, 12.9%, and 13.7% of net sales in fiscal 2019, 2018 and 2017, respectively.

OPERATING SEGMENTS

The Company conducts its business primarily in two operating segments: Watch and Accessory Brands (formerly named Wholesale) and Company Stores (formerly named Retail). There is no change to how the company conducts its business within these two operating segments. For operating segment data and geographic segment data for the years ended January 31, 2019, 2018 and 2017, see Note 17 to the Consolidated Financial Statements regarding Segment and Geographic Information.

The Company’s Watch and Accessory Brands segment includes the designing, manufacturing and distribution of watches of quality owned brands and licensed brands, in addition to revenue generated from after-sales service activities and shipping. The Company Stores segment includes the Company’s retail outlet locations in the United States and Canada.

The Company divides its business into two major geographic locations: United States operations, and International, which includes the results of all non-U.S. Company operations Substantially all of the Company’s tangible International assets are owned by the Company’s Swiss and Hong Kong subsidiaries. For a discussion of the risks associated with the Company’s operations conducted outside the United States, see “A significant portion of the Company’s business is conducted outside of the United States. Many factors affecting business activities outside the United States could adversely impact this business”. under Item 1A. Risk Factors, below.

Watch and Accessory Brands

Watch and Accessory Brands Business in the United States

The Company sells all of its brands in the U.S. Watch and Accessory Brands market primarily to department stores, such as Macy’s and Nordstrom; major jewelry store chains, such as Signet Jewelers, Ltd. and Helzberg Diamonds Corp.; independent jewelers; and online retailers, such as Amazon; as well as directly to consumers through the Company’s e-commerce platforms, such as www.movado.com and www.mvmtwatches.com . Sales to trade customers in the United States are made directly by the Company’s U.S. sales force and, to a lesser extent, independent sales representatives. Sales representatives are responsible for a defined geographic territory, generally specialize in a particular brand and sell to and service independent jewelers within their territory. The sales force also consists of account executives and account representatives who, respectively, sell to and service chain and department store accounts.

Watch and Accessory Brands Business in International Markets

Internationally, the Company’s brands are sold to department stores, jewelry chains, independent jewelers and online retailers, as well as directly to consumers through the Company’s e-commerce platforms, such as www.oliviaburton.com and www.mvmtwatches.com. The Company employs its own international sales force operating at the Company’s sales and distribution offices in Canada, China, Germany, France, Hong Kong, Singapore, Switzerland, the United Kingdom, Mexico, Malaysia and the United Arab Emirates. In addition, the Company sells all of its brands through a network of independent distributors operating in numerous countries around the world. A majority of the Company’s arrangements with its international distributors are long-term, generally require certain minimum purchases and minimum advertising expenditures and impose restrictions on the distributor’s sale of competitive products.

Company Stores

The Company’s subsidiary, Movado Retail Group, Inc., operates 43 retail outlet locations in outlet centers across the United States and one newly opened location in Ontario, Canada, which serve as an effective vehicle to sell current and discontinued models and factory seconds of all of the Company’s watches.

SEASONALITY

The Company’s sales are traditionally greater during the Christmas and holiday season. Consequently, the Company’s net sales historically have been higher during the second half of its fiscal year. The amount of net sales and operating profit generated during the second half of each fiscal year depends upon the general level of retail sales during the Christmas and holiday season, as well as economic conditions and other factors beyond the Company’s control. Major selling seasons in certain international markets center on significant local holidays that occur in late winter or early spring. The second half of each fiscal year accounted for 60.1% (which includes the acquisition of MVMT on October 1, 2018), 59.8% (which included the acquisition of the Olivia Burton brand on July 3, 2017) and 56.2% of the Company’s net sales for the fiscal years ended January 31, 2019, 2018, and 2017, respectively.

BACKLOG

At March 22, 2019, the Company had unfilled orders of $47.2 million compared to $42.9 million at March 22, 2018 and $45.0 million at March 24, 2017. Unfilled orders include both confirmed orders and orders that the Company believes will be confirmed based on the historical experience with the customers. It is customary for many of the Company’s customers not to confirm their future orders with formal purchase orders until shortly before their desired delivery dates.

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

A majority of the Swiss watch movements used in the manufacture of Movado, Ebel and Concord watches are purchased from two suppliers. The Company obtains other watch components for all of its brands, including movements, cases, hands, dials, bracelets and straps from a number of other suppliers. The Company generally does not have long-term supply commitments with any of its component parts suppliers.

Movado (with the exception of certain Movado collections, including Movado BOLD), Ebel and Concord watches are manufactured in Switzerland by independent third-party assemblers using Swiss movements. Movado smart watches include connected technology licensed from third-parties that also provide end users with the necessary applications and cloud services. All of the Company’s products are manufactured using components obtained from third-party suppliers. Certain Movado collections of watches, including Movado BOLD, are manufactured by independent contractors in Asia using Swiss movements. Coach, HUGO BOSS, Lacoste, Olivia Burton, MVMT. Rebecca Minkoff and Uri Minkoff, Scuderia Ferrari and Tommy Hilfiger watches are manufactured by independent contractors in Asia and the licensed brands smart watches include connected technology licensed from a third party.

TRADEMARKS, PATENTS AND LICENSE AGREEMENTS

The Company owns the trademarks CONCORD®, EBEL®, MOVADO®, MVMT® and OLIVIA BURTON®, as well as trademarks for the Movado Museum dial design, and related trademarks for watches and jewelry in the United States and in numerous other countries.

The Company licenses the trademark COACH® and related trademarks on an exclusive worldwide basis for use in connection with the manufacture, distribution, advertising and sale of watches pursuant to an amended and restated license agreement with Tapestry, Inc. (f/k/a Coach, Inc.), dated January 30, 2015, which expires on June 30, 2020.

Under an amended and restated license agreement with Tommy Hilfiger Licensing LLC dated September 16, 2009 (the “Tommy Hilfiger License Agreement”), the Company has the exclusive license to use the trademark TOMMY HILFIGER® and related trademarks in connection with the manufacture of watches and jewelry worldwide and in connection with the marketing, advertising, sale and distribution of watches and jewelry at wholesale (and at retail through its outlet locations) worldwide (excluding certain accounts in Japan). The term of the Tommy Hilfiger License Agreement expires December 31, 2019 and may be extended by the Company for an additional five years ending on December 31, 2024, subject to the satisfaction of minimum sales requirements and approval of a new business plan. In October 2018, the Company notified Tommy Hilfiger Licensing LLC of its intent to so extend the agreement.

On November 3, 2017, the Company entered into an agreement with HUGO BOSS Trade Mark Management GmbH & Co. that extended the term and made certain other changes to the license agreement originally entered into by the parties on December 15, 2004 (the “Hugo Boss License Agreement”), under which the Company received a worldwide exclusive license to use the trademark HUGO BOSS® and any other trademarks containing the names “HUGO” or “BOSS”, in connection with the production, promotion and sale of watches. After giving effect to the amendment, the term of the Hugo Boss License Agreement continues through December 31, 2023.

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

On November 23, 2017, the Company entered into an amended and restated license agreement with Ferrari S.p.A. to continue to use certain well known trademarks of Ferrari including SCUDERIA FERRARI, the S.F. and Prancing Horse device in shield and FERRARI OFFICIAL LICENSED PRODUCT, in connection with the manufacture, advertising, merchandising, promotion, sale and distribution of watches with a suggested retail price not exceeding €2,500 (the “Amended Ferrari License Agreement”). The current term of the Ferrari License Agreement is through December 31, 2022.

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

Prior to December 31, 2017, the Company and ABG Juicy Couture, LLC (as assignee of L.C. Licensing, Inc.) were parties to a license agreement pursuant to which the Company licensed the exclusive worldwide right to use the trademark JUICY COUTURE® and related trademarks in connection with the manufacture, advertising, merchandising, promotion, sale and distribution of timepieces. The Company and the licensor allowed this license agreement to expire by its terms on December 31, 2017, although the Company retained the right to sell-off all remaining inventory.

The Company also owns, and has pending applications for, a number of design patents in the United States and internationally for various watch designs, as well as designs of watch dials, cases, bracelets and jewelry.

The Company actively seeks to protect and enforce its intellectual property rights by working with industry associations, anti-counterfeiting organizations, private investigators and law enforcement authorities, including customs authorities in the United States and internationally, and, when necessary, suing infringers of its trademarks and patents. Consequently, the Company is involved from time to time in litigation or other proceedings to determine the enforceability, scope and validity of these rights. The Company has registered the trademarks CONCORD®, EBEL®, MOVADO®, MVMT®, OLIVIA BURTON® and certain other related trademarks with customs authorities in the United States and certain other countries in order to assist such authorities in their efforts to prevent the importation of counterfeit goods or goods bearing confusingly similar trademarks. Customs regulations do not, however, cover the unauthorized importation of genuine products.

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

EMPLOYEES

As of January 31, 2019, the Company had approximately 1,140 full-time employees in its global operations. The Company has never experienced a work stoppage due to labor difficulties and believes that its employee relations are good.

AVAILABLE INFORMATION

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Company’s website, located at www.movadogroup.com , as soon as reasonably practicable after the same are electronically filed with, or furnished to, the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding the Company at www.sec.gov .

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

Item 1A.  Risk Factors

The following risk factors should be read carefully in connection with evaluating Movado Group’s business. These risks and uncertainties could cause actual results and events to differ materially from those anticipated. Additional risks which the Company does not presently consider material, or of which it is not currently aware, may also have an adverse impact on the business. Please also see “Forward-Looking Statements” on page 1.

Risks Related to our Business

The Company’s wholesale business could be negatively affected by the consumer shift toward online shopping, as well as by further changes of ownership, contraction and consolidation in the retail industry.

Consumers’ growing preference for purchasing products online may continue to reduce foot traffic at traditional retail stores and increase price competition for the Company’s products, which could discourage traditional retailers from investing in sales support for those products. This could reduce consumer demand for the Company’s products and thereby materially adversely affect the Company’s wholesale business.

In addition, a large portion of the Company’s U.S. wholesale business is based on sales to major jewelry store chains and department stores. The retail industry has experienced changes in ownership, contraction and consolidations. Future reorganizations, changes of ownership and consolidations could further reduce the number of retail doors in which the Company’s products are sold and increase the concentration of sales among fewer national or large regional retailers, which could materially adversely affect the Company’s wholesale business.

The Company faces intense competition in the worldwide watch industry not only from competitors selling traditional watches but also from those selling smart watches and other smart wearables.

The watch industry is highly competitive and the Company competes globally with numerous manufacturers, importers, distributors and Internet-based retailers, some of which are larger than the Company and have greater financial, distribution, advertising and marketing resources. The Company’s products compete on the basis of price, features, brand image, design, perceived desirability and reliability. However, there can be no assurance that the Company’s products will compete effectively in the future and, unless the Company remains competitive, its future results of operations and financial condition could be adversely affected. The Company also faces increasing competition from companies introducing and selling smart wearable devices including smart watches. Many of these companies have significantly greater financial, distribution, advertising and marketing resources than does the Company. The sale of these new smart products could materially adversely impact the traditional watch market and the Company’s results of operations and financial condition unless the Company is able to effectively compete in this new product area. The Company’s ability to successfully design, produce, market and sell products which are competitive with smart watches and other similar wearables depends, among other things, on its ability to obtain and maintain the necessary expertise in this area by enhancing its internal capabilities or by entering into and maintaining business relationships with third parties that have such expertise. The Company may not be able to launch commercially successful smart watch models or other such products in a timely manner or frequently enough to remain competitive. Any of these events could have a material adverse effect on the Company’s results of operations and financial condition or could result in the Company’s products not achieving market acceptance or becoming obsolete.

The design, sourcing, marketing, distribution and after-sales servicing of smart watches involve additional challenges to those applicable to traditional watches.

Although smart watches share certain characteristics with traditional watches, there are important differences in the way the two sets of products are designed, sourced, marketed, distributed, and serviced after they are sold. These differences may make it more difficult to compete successfully in the smart watch market, particularly for competitors such as the Company that do not have significant experience with similar consumer technology products. Although the Company has used and expects to continue to use reputable technology companies to assist it in bringing smart watches to market and supporting end-user customers, there are technology-related and other risks of competing in this market that cannot be eliminated. For example, smart watches’ significant reliance on technology increases the risk of allegations of infringement on the intellectual property rights of others. In addition, technical difficulties or product defects may adversely impact sales of smart watches and may have a negative impact on any brand under which an affected smart watch is sold. In addition, although the Company does not currently provide longer warranties on its smart watches than it does for its traditional watches, consumers may expect that smart watches purchased by them, particularly the more expensive models, will for many years continue to function and be compatible with the smartphone operating systems with which they were intended to interface, including future updates to such operating systems. Since the Company has no control over such operating system updates, it cannot assure such continued compatibility. If the Company fails to meet consumers’ expectations regarding the long-term functioning of its smart watches, the Company may suffer reputational damage that could adversely affect its business, results of operations and financial condition.

Maintaining favorable brand recognition is essential to the Company’s success, and failure to do so could materially and adversely affect the Company’s results of operations.

Favorable brand recognition is an important factor to the future success of the Company. The Company sells its products under a variety of owned and licensed brands. Factors affecting brand recognition are often outside the Company’s control, and the Company’s efforts to create or enhance favorable brand recognition, such as making significant investments in marketing and advertising campaigns (including increased exposure through social media, influencer messaging and other digital advertising channels), product design and anticipation of fashion trends, may not have their desired effects. Additionally, the Company relies on its licensors to maintain favorable brand recognition of their respective brands, and the Company has little or no control over the brand management efforts of its licensors. Finally, although the Company’s independent distributors are subject to contractual requirements to protect the Company’s brands, it may be difficult to monitor or enforce such requirements, particularly in foreign jurisdictions.

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

Fashion trends and consumer demands and tastes often shift quickly. The Company attempts to monitor these trends in order to adapt its product offerings to suit customer demand. There is a risk that the Company will not properly perceive changes in trends or tastes, which may result in the failure to adapt the Company’s products accordingly. In addition, new model designs are regularly introduced into the market for all brands to keep ahead of evolving fashion trends as well as to initiate new trends. The public may not favor these new models or the models may not be ready for sale until after the trend has passed. If the Company fails to respond to and keep up to date with fashion trends and consumer demands and tastes, its brand image, sales, profitability and results of operations could be materially and adversely affected.

If the Company loses any of its license agreements, there may be significant loss of revenues and a negative effect on business.

The Company has the right to produce, market and distribute watches under the brand names of Coach, Tommy Hilfiger, HUGO BOSS, Scuderia Ferrari, Lacoste and Rebecca Minkoff pursuant to license agreements with the respective owners of those trademarks. There are certain minimum royalty payments as well as other requirements associated with the Company’s license agreements. Failure to meet any of these requirements could result in the loss of the license. Additionally, after the term of any license agreement has concluded, the licensor may decide not to renew with the Company. For the fiscal year ended January 31, 2019, the above-mentioned licensed brands represented 47.2% of the Company’s net sales. While no individual licensed brand represented net sales greater than 20% of the Company’s total consolidated net sales and the Company is not substantially dependent on any one licensed brand, the loss of a single licensed brand could have a material adverse effect on the Company’s results of operations and financial condition. In addition, the Company’s revenues and profitability under its various license agreements may change from period to period due to various factors, including the maturity of the Company's relationship with the respective licensor, changes in consumer preferences, brand repositioning activities and other factors, some of which are outside of the Company's control.

Changes in the sales or channel mix of the Company’s products could impact gross profit margins.

The individual brands that are sold by the Company are sold at a wide range of price points and yield a variety of gross profit margins. In addition, sales of excess and/or discontinued inventory into liquidation channels generate a lower gross profit margin than non-liquidation sales. Thus, the mix of sales by brand as well as by distribution channel can have an impact on the gross profit margins of the Company. If the Company’s sales mix shifts unfavorably toward brands with lower gross profit margins than the Company’s historical consolidated gross profit margin or if a greater proportion of liquidation sales are made, it could have an adverse effect on the results of operations.

The Company’s business is seasonal, so events and circumstances that adversely affect holiday consumer spending will have a disproportionately adverse effect on the Company’s results of operations.

The Company’s sales are seasonal by nature. The Company’s U.S. sales are traditionally greater during the Christmas and holiday season. Internationally, major selling seasons center on significant local holidays that occur in late winter or early spring. The amount of net sales and operating income generated during these seasons depends upon the general level of retail sales at such times, as well as economic conditions and other factors beyond the Company’s control. The second half of each year accounted for 60.1% which included the acquisition of MVMT on October 1, 2018), 59.8% (which included the acquisition of the Olivia Burton brand on July 3, 2017), and 56.2% of the Company’s net sales for the fiscal years ended January 31, 2019, 2018, and 2017, respectively. If events or circumstances were to occur that negatively impact consumer spending during such holiday seasons, it could have a material adverse effect on the Company’s sales, profitability and results of operations.

Sales in the Company’s retail outlet locations are dependent upon customer foot traffic.

The success of the Company’s retail outlet locations is, to a certain extent, dependent upon the amount of customer foot traffic generated by the outlet centers in which those stores are located.

Factors that can affect customer foot traffic include:

•	changes in consumer discretionary spending;
•	the location of the outlet center;
•	the location of the Company’s store within the outlet center;
•	the other tenants in the outlet center;
•	the occupancy rate of the outlet center;
•	the success of the outlet center and tenant advertising to attract customers;
•	changes in competition in areas surrounding the outlet center; and
•	increased competition from shopping over the internet and other alternatives such as mail-order.
•	desirability of the Company’s brands and products.

Additionally, since most of the Company’s retail outlets are located near vacation destinations, factors that affect travel could decrease outlet center traffic. Such factors include the price and supply of fuel, travel concerns and restrictions, international instability, terrorism and inclement weather. A reduction in foot traffic in relevant shopping centers could have a material adverse effect on retail sales and the profitability of the Company Stores segment.

If the Company is unable to maintain existing space or to lease new space for its retail outlets in prime outlet center locations or is unable to complete construction on a timely basis, the Company’s ability to achieve favorable results in its retail business could be adversely affected.

The Company’s outlet stores are strategically located in top outlet centers in the United States and Canada, most of which are located near vacation destinations. Due to significant industry consolidation in recent years, the remaining outlet center operators use their significant market power to increase rents in prime locations when existing leases are renewed or new leases are executed. If the Company cannot maintain and secure locations in prime outlet centers for its outlet stores on acceptable lease terms, it could jeopardize the operations of the stores and business plans for the future. Additionally, if the Company cannot complete construction in new stores within the planned timeframes, cost overruns and lost revenue could adversely affect the profitability of the Company Stores segment.

The Company’s e-commerce business is subject to numerous risks that could have an adverse effect on the Company’s business and results of operations.

Although sales through the Company’s e-commerce channels have constituted a relatively small portion of its net sales historically, such sales are growing quickly, and the Company expects to continue to grow its e-commerce business in the future. The recent acquisitions of the Olivia Burton and MVMT brands have further increased the importance of the Company’s e-commerce sales and marketing channels. Though direct-to-consumer sales generally have higher profit margins and provide the Company with useful insight into the impact of its marketing campaigns, further development of the Company’s e-commerce business also subjects the Company to a number of risks. The Company’s online sales may negatively impact the Company’s relationships with retail customers and distributors and their willingness to invest in the Company’s brands if they perceive that the Company is competing with them. There also is a risk that the Company’s e-commerce business may divert sales from the Company’s own brick and mortar stores. The Company’s failure to successfully respond to these risks might adversely affect sales in the Company’s e-commerce business as well as damage its reputation and brands.

In addition, online commerce is subject to increasing regulation by states, the U.S. federal government, and various foreign jurisdictions. Compliance with these laws may increase the Company’s costs of doing business, and the Company’s failure to comply with these laws may subject the Company to potential fines, claims for damages and other remedies, any of which would have an adverse effect on the Company’s financial condition and results of operations.

If the technology-based systems that give the Company’s customers the ability to shop online do not function effectively, the Company’s operating results could be materially adversely affected.

Customers shop with the Company through its online platforms. Increasingly, customers are using smartphones and tablets to shop online and to do comparison shopping. The Company is increasingly using social media and proprietary mobile applications to interact with the Company’s customers and as a means to enhance their shopping experience. Any failure on the Company’s part to provide attractive, effective, reliable, user-friendly digital commerce platforms that offer a wide assortment of merchandise with rapid delivery options and that continually meet the changing expectations of online shoppers could place the Company at a competitive disadvantage, result in the loss of e-commerce and other sales, harm the Company’s reputation with customers, and have a material adverse impact on the growth of the Company’s e-commerce business globally and its results of operations.

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

Consumer demand for the Company’s products can affect inventory levels. If consumer demand is lower than expected, inventory levels can rise causing a strain on operating cash flows. If the inventory cannot be sold through the Company’s wholesale channel or retail outlet locations, additional write-downs or write-offs to future earnings could be necessary. Conversely, if consumer demand is higher than expected, insufficient inventory levels could result in unfilled customer orders, loss of revenue and an unfavorable impact on customer relationships. In particular, volatility and uncertainty related to macro-economic factors make it difficult for the Company to forecast customer demand in its various markets. Failure to properly judge consumer demand and properly manage inventory could have a material adverse effect on profitability and liquidity.

If the Company were to lose its relationship with any of its key customers or distributors or any of such customers or distributors were to experience financial difficulties, there may be a significant loss of revenue and operating results.

The Company’s customer base covers a wide range of distribution including national jewelry store chains, department stores, independent regional jewelers, licensors’ retail stores and a network of independent distributors in many countries throughout the world. Except for its agreements with independent distributors, the Company does not have long-term sales contracts with its customers. Customer purchasing decisions could vary with each selling season. A material change in customers’ purchasing decisions could have an adverse effect on the Company’s revenue and operating results.

The Company extends credit to its customers based on an evaluation of each customer’s financial condition, usually without requiring collateral. Should any of the Company’s larger customers experience financial difficulties, it could result in the Company curtailing business with them, an increased rate of product returns or an increase in the Company’s accounts receivable exposure. The inability to collect on these receivables could have an adverse effect on the Company’s financial results and cash flows.

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

Many of the Company’s customers, suppliers and business partners rely on a stable, liquid and well-functioning financial system to fund their operations, and a disruption in their ability to access liquidity could cause serious disruptions to or an overall deterioration of their businesses which could impair their ability to meet their obligations to the Company, including delivering product ordered by the Company and placing or paying for future orders of the Company’s products, any of which could have a material adverse effect on the Company’s results of operations and liquidity.

An increase in product returns could negatively impact the Company’s operating results and profitability.

The Company permits the return of damaged or defective products and accepts limited amounts of non-defective product returns in certain instances. Accordingly, the Company provides allowances for the estimated amounts of these returns at the time of revenue recognition based on historical experience. While such returns have historically been within management’s expectations and the provisions established, future return rates may differ from those experienced in the past, in particular in light of the Company’s entry into the smart watch market. Any significant increase in damaged or defective products or expected returns could have a material adverse effect on the Company’s operating results for the period or periods in which such returns materialize.

The Company relies on independent parties to manufacture its products. Any loss of an independent manufacturer, or the Company’s inability to deliver quality goods in a timely manner, could have an adverse effect on customer relations, brand image, net sales and results of operations.

The Company employs a flexible manufacturing model that relies on independent manufacturers to meet shifts in marketplace demand. Most of these manufacturers rely on third-party suppliers for the various component parts needed to assemble finished watches sold to the Company. All such independent manufacturers and suppliers must achieve and maintain the Company’s high quality standards and specifications. Their inability to do so could cause the Company to miss committed delivery dates with customers, which could result in cancellation of the customers’ orders. In addition, delays in delivery of satisfactory products could have a material adverse effect on the Company’s profitability, particularly during the fourth quarter. A majority of the Swiss watch movements used in the manufacture of Movado, Ebel and Concord watches are purchased from two suppliers, one of which is a wholly-owned subsidiary of one of the Company’s competitors. Additionally, the Company generally does not have long-term supply commitments with its manufacturers and thus competes for production facilities with other organizations, some of which are larger and have greater resources. Any loss of an independent manufacturer or disruption in the supply chain with respect to critical component parts may result in the Company’s inability to deliver quality goods in a timely manner and could have an adverse effect on customer relations, brand image, net sales and results of operations.

The Company contractually obligates its independent manufacturers to adhere to the Company’s vendor code of conduct and similar codes of conduct adopted by the Company’s trademark licensors, and the Company monitors compliance with those codes by conducting periodic factory audits. There can be no assurance, however, that all of the Company’s manufacturers and licensors will consistently comply with labor and other laws and operate in accordance with ethical standards. Deviations from these laws and standards could interrupt the shipment of finished products and damage the Company’s reputation and could have a material adverse effect on the Company’s financial condition and results of operations.

Interruptions at any of the Company’s major warehouse and distribution centers could materially adversely affect its business.

The Company operates one distribution facility in New Jersey that is responsible for importing and warehousing products as well as fulfilling and shipping most orders by the Company’s customers in the United States, Canada and the Caribbean and by many of the Company’s customers in Latin America. The Company operates a smaller, similar facility in Bienne, Switzerland for the distribution of its Swiss watch brands throughout Europe and the Middle East. In addition, the Company has contracted with third-party warehouse and fulfillment providers as follows: in the Netherlands for the distribution of its licensed brands in Europe; in Hong Kong for the distribution of its licensed brands in Asia; in the U.K. for the distribution of a significant portion of Olivia Burton brand sales; and in Mexico for the distribution of the Company’s products to customers in that country. The complete or partial loss or temporary shutdown of any of the Company’s or third-parties’ warehouse and distribution facilities (including as a result of fire or other casualty or labor or other disturbances) could have a material adverse effect on the Company’s business. In addition, the Company’s New Jersey warehouse and distribution facility is operated in a special purpose sub-zone established by the U.S. Department of Commerce Foreign Trade Zone Board and is highly regulated by U.S. Customs and Border Protection, which, under certain circumstances, has the right to shut down the entire sub-zone and, therefore, the entire warehouse and distribution facility. If that were to occur, the Company’s ability to fill orders for its U.S., Canadian, Latin American and Caribbean customers would be significantly impacted, which could have a material adverse effect on the Company’s results of operations and financial condition.

Fluctuations in the pricing of commodities or the cost of labor could adversely affect the Company’s ability to produce products at favorable prices.

Some of the Company’s higher-end watch offerings are made with materials such as diamonds, precious metals and gold. The Company relies on independent contractors to manufacture and assemble its watch brands. A significant change in the prices of these commodities or the cost of third-party labor could materially adversely affect the Company’s business by reducing gross profit margins and/or forcing an increase in suggested retail prices, which could lead to a decrease in consumer demand and higher inventory levels.

Current or future cost reduction, streamlining, restructuring or business optimization initiatives could result in the Company incurring significant charges.

In adapting to changing economic and industry conditions, the Company may be required to incur severance and relocation expenses, write-offs or write-downs of assets, impairment charges, facilities closure costs or other business optimization costs. These costs will reduce the Company’s operating income and net income (along with the associated per share measures) and could have a material adverse effect on the Company’s results of operations.

The Company depends on its information systems to run its business and any significant breach of or disruption to those systems could materially disrupt the Company’s business.

The Company relies on its information systems to operate all aspects of its business, including, without limitation, order processing, inventory and supply chain management, customer communications, purchasing and financial reporting. Although the Company attempts to take reasonable steps to mitigate the risks to its computer hardware and software systems, including such measures as the use of firewalls, automatically expiring passwords, encryption technology and periodic vulnerability tests, no system can be completely secure, particularly given the increasing threat posed by computer hackers and cyber terrorists. The Company’s information systems could experience system failures, viruses, security breaches, power outages, network and telecommunications failures, usage errors by our employees, or other events which could disable or significantly impair the systems’ functionality. Additionally, the Company’s systems may fail to operate properly or effectively, experience problems transitioning to upgraded or replacement systems or difficulties in integrating new systems. Any material disruption or slowdown of the Company’s information systems could result in the loss of critical data, the inability to process and properly record transactions and the material impairment of the Company’s ability to conduct business, leading to cancelled orders and lost sales. In addition, the Company’s e-commerce business is vulnerable to additional risks associated with the Internet, including changes in required technology interfaces, website downtime and other technical failures, security breaches and consumer privacy concerns. A breach and loss of data could also subject the Company to liability to its customers or suppliers and could also cause competitive harm if sensitive information is publicized. In the event the Company is not successful in responding to these risks and uncertainties, its online sales may decline, the associated costs with its e-commerce activity may increase and its reputation may be damaged.

If the Company is unable to successfully implement its growth strategies, its future operating results could suffer.

There are risks associated with the Company’s expansion through acquisitions, license agreements, joint ventures and similar initiatives. New brands may not complement the brands in the Company’s existing portfolio and may not be viewed favorably by the consuming public. In addition, the integration of a new business or licensed brand into the Company’s existing business can strain the Company’s resources and infrastructure, and there can be no assurance that the integration will be successful or generate sales increases. The inability to successfully implement its growth strategies could adversely affect the Company’s future financial condition and results of operations.

Acquisitions inherently involve significant risks and uncertainties.

We continually review acquisition opportunities that will enhance our market position, expand our product lines and provide synergies. Any of the following risks associated with our past acquisitions or future acquisitions, individually or in aggregate, may have a material adverse effect on our business, financial condition and operating results:

•	difficulties in realizing anticipated financial or strategic benefits of such acquisition;

•	diversion of capital from other uses and potential dilution of stockholder ownership;

•	risks related to increased indebtedness;

•	significant capital and other expenditures may be required to integrate the acquired business into our operations;

•

disruption of our ongoing business or the ongoing acquired business, including impairment or loss of existing relationships with our employees, distributors, suppliers or customers or those of the acquired companies;

•	diversion of management’s attention and other resources from current operations, including potential strain on financial and managerial controls and reporting systems and procedures;

•	difficulty in integrating acquired operations, including restructuring and realigning activities, personnel, technologies and products;

•	assumption of known and unknown liabilities, some of which may be difficult or impossible to quantify; and

•	non-cash impairment charges or other accounting charges relating to the acquired assets.

The loss or infringement of the Company’s trademarks or other intellectual property rights could have an adverse effect on future results of operations.

The Company’s trademarks and other intellectual property rights are vital to the competitiveness and success of its business and it therefore takes actions to register and protect them. Such actions may not be adequate to prevent imitation of the Company’s products or infringement of its intellectual property rights, or to assure that others will not challenge the Company’s rights, or that such rights will be successfully defended. Moreover, the laws of some foreign countries, including some in which the Company sells its products, do not protect intellectual property rights to the same extent as do the laws of the United States, which could make it more difficult to successfully defend such challenges to them. The Company’s inability to obtain or maintain rights in its trademarks, or the inability of the Company’s licensors to obtain or maintain rights in their trademarks, could have an adverse effect on brand image and future results of operations.

Changes to laws or regulations impacting the industries in which the Company operates could require it to alter its business practices which could have a material adverse effect on its results of operations.

The Company conducts business, either directly or indirectly, in numerous countries and accordingly is subject to a multitude of legal requirements impacting the industries in which it operates. Changes to existing laws and regulations or new laws and regulations could impose new requirements and additional costs on the Company and its suppliers, making the Company’s products more costly to produce, forcing the Company to change its existing business practices. For example, the Swiss Federal Government adopted a new “Swissness” ordinance which became effective January 31, 2017, subject to a two-year transition period. This ordinance forbids marking a watch with a Swiss indication of origin unless the design and prototyping occur in Switzerland and at least 60% of the manufacturing costs are incurred in Switzerland. Compliance with the ordinance has increased the production costs of Movado, Ebel and Concord watches. The Company may also be unable to secure adequate Swiss-based suppliers to meet all of its needs. If the production costs for these watches significantly increases or the watches can no longer be marked as “Swiss,” the Company may then be at a competitive disadvantage as compared to other watch brands and sales of its products may decline, adversely affecting its financial condition and results of operations.

Changes to tax laws or regulations could have a material adverse effect on the Company’s financial condition and results of operations.

The overall tax environment has made it increasingly challenging for multinational corporations to operate with certainty around taxation in many jurisdictions. For example, the European Commission has investigated whether local country tax rulings or tax legislation provide preferential tax treatment that violates European Union state aid rules. In addition, the Organization for Economic Cooperation and Development, which represents a coalition of western countries, is supporting changes to numerous long-standing tax principles through its base erosion and profit shifting project, which is focused on a number of issues, including the shifting of profits among affiliated entities located in different tax jurisdictions. Furthermore, a number of countries where the Company does business, including many European countries, are considering changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to multinational corporations. Finally, the Tax Cuts and Jobs Act (“2017 Tax Act”) became law in the United States on December 22, 2017. This law contains significant changes to corporate taxation, including, among other things, a reduction of the corporate tax rate to 21% from 35%, a one-time taxation of accumulated foreign earnings regardless of whether they are repatriated, limitations on the deduction for interest expense, immediate tax deductions for five years for new investments instead of deductions for depreciation expense over time, disallowance of deductions for certain performance-based executive compensation, elimination of the deduction for certain domestic production activities, and a migration from a “worldwide” system of taxation to a modified territorial system. The interpretation of many provisions of the 2017 Tax Act is still unclear. While the Internal Revenue Service issued certain guidance after the enactment of the 2017 Tax Act, it is unclear whether Congress will address these issues or when the Internal Revenue Service may issue additional administrative guidance on the changes to tax law. In addition, foreign countries may decide to enact tax laws that may negatively affect the Company’s foreign tax liabilities in response to any real or perceived negative effects of the U.S. tax changes on their countries, and/or states or local governments may decide to enact additional tax laws that may increase tax liabilities for companies doing business in those jurisdictions as they see opportunities to capitalize on the reduction in the federal corporate tax rate. This increasingly complex global tax environment could have a material adverse effect on the Company’s effective tax rate, results of operations, cash flows and financial condition.

The Company is subject to complex and evolving laws and regulations regarding privacy and data protection that could result in legal claims, changes to business practices and increased costs that could materially and adversely affect the Company’s results of operations.

The Company is subject to a variety of U.S and foreign laws and regulations governing privacy and data protection. The introduction of new products, such as smart watches, and the expansion of our business in certain jurisdictions, may subject us to additional such laws and regulations. These U.S. federal and state and foreign laws and regulations are evolving and the restrictions imposed thereby may increase and are not always clear. There are currently a number of proposals pending before federal, state, and foreign legislative and regulatory bodies that may increase restrictions relating to the receipt, transfer and processing of personal data. In addition, foreign court decisions and regulatory actions could impact our ability to receive, transfer and process personal data relating to our employees and direct and indirect customers. For example, in October 2015 the European Union’s highest court, the European Court of Justice, struck down an agreement with the U.S. government regarding a 15-year-old “safe harbor” relied upon by thousands of companies, including the Company, to transfer personal information of European residents to the United States. The Company now complies with the European Commission’s directives regarding transatlantic data flows through intercompany agreements between its European and U.S. entities that regulate such flows with standard contractual clauses approved by the European Commission, but the efficacy of such standard contractual clauses is subject to pending litigation. In addition, existing and proposed privacy and data protection laws and regulations result and may continue to result in significant compliance and operating costs and negative publicity for the Company and may subject it to remedies that may harm its business, including fines and orders to modify or cease existing business practices. In particular, the General Data Protection Regulation (“GDPR”) that went into effect in May 2018 sets forth new requirements regarding the handling of personal data and increases the compliance burden on the Company and other commercial entities that gather or process personal information of citizens of E.U. countries. The Company’s efforts to comply with GDPR and other privacy and data protection laws may entail substantial expenses, may divert resources from other initiatives and projects and could limit the services the Company is able to offer. Furthermore, enforcement actions and investigations by regulatory authorities relate to data security incidents and privacy violations continue to increase. The enactment of more restrictive laws, rules, regulations, or future enforcement actions or investigations could impact the Company through increased costs or restrictions on the Company’s business and its ability to interact with its customers, and noncompliance could result in regulatory penalties and significant legal liability. Any of the foregoing could materially adversely affect the Company’s results of operations and financial condition.

If the Company were to experience a significant privacy breach, it could be subject to costly government enforcement actions and private litigation and suffer significant negative publicity which could materially and adversely affect the Company’s results of operations.

As part of the normal course of business the Company is involved in the receipt and storage of electronic information about customers and employees, as well as proprietary financial and non-financial data. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the internet and mobile platforms have recently been subject to increased public scrutiny. Although the Company believes it has taken reasonable and appropriate actions to protect the security of this information, if the Company were to experience a security breach, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events, it could result in government enforcement actions and private litigation, attract a substantial amount of media attention, and damage the Company’s reputation and its relationships with its customers and employees, materially adversely affecting the Company’s sales and results of operations. This risk has increased with the launch of the Company’s smart watches, which collect and transmit personal data about the consumers who purchase and use them, and with the Company’s increased focus on direct-to-consumer sales.

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

If the Company cannot secure and maintain financing and credit on favorable terms, the Company’s financial condition and results of operations may be materially adversely affected.

Credit and equity markets remain sensitive to world events and macro-economic developments. Therefore, the Company’s cost of borrowing may increase and it may be more difficult to obtain financing for the Company’s operations or to refinance long-term obligations as they become payable. In addition, the Company’s borrowing costs can be affected by independent rating agencies’ short and long-term debt ratings which are based largely on the Company’s performance as measured by credit metrics including interest coverage and leverage ratios. A decrease in these ratings would likely also increase the Company’s cost of borrowing and make it more difficult for it to obtain financing. A significant increase in the costs that the Company incurs to finance its operations may have a material adverse impact on its business results and financial condition. In addition, any failure by the Company to comply with the various covenants contained in its corporate credit facility, including financial maintenance covenants, could result in the termination of the facility and the acceleration of the Company’s repayment obligations thereunder, which could have a material adverse effect on the Company’s financial condition and liquidity.

Risks Related to Macroeconomic Conditions and our International Operations

Adverse economic conditions in key markets, and the resulting declines in consumer confidence and spending, could have a material adverse effect on the Company’s operating results.

The Company’s results are dependent on a number of factors impacting consumer confidence and spending in the U.S. and other key markets, including, but not limited to, general economic and business conditions; wages and employment levels; volatility in the stock market; home values; inflation; consumer debt levels; availability and cost of consumer credit; economic uncertainty; solvency concerns of major financial institutions; fluctuations in foreign currency exchange rates; fuel and energy costs and/or shortages; tax issues; and general political conditions, both domestic and abroad.

Adverse economic conditions, including declines in employment levels, disposable income, consumer confidence and economic growth could result in decreased consumer spending that would adversely affect sales of consumer goods, particularly those, such as the Company’s products, that are viewed as discretionary items. In addition, events such as war, terrorism, natural disasters or outbreaks of disease could further suppress consumer spending on discretionary items. If any of these events should occur, the Company’s future sales could decline and the Company’s results of operations could be materially adversely affected.

The “Brexit” vote has created significant uncertainty for the Company’s U.K. business operations which could have a material adverse effect on the Company’s financial condition and results of operations.

On June 23, 2016, the results of the United Kingdom (“U.K”) European Union (“E.U.”) Membership Referendum (“Brexit”) were announced approving the withdrawal of the U.K. from the E.U. In March 2017, the U.K. government initiated the exit process under Article 50 of the Treaty of the E.U. The terms of any withdrawal are subject to a negotiation period that could last for up to two years. These events have created significant uncertainty about the future relationship between the U.K. and the E.U. as, among other things, the U.K. determines which E.U. laws to replace or replicate, including financial laws and regulations, tax and free trade agreements, immigration and employment laws, environmental and health and safety laws and intellectual property laws. While the full scope of implementation of Brexit is unclear, the Company may face significant regulatory and other changes and may incur additional costs and expenses as it adapts to potentially divergent legal and regulatory frameworks. Because the Company’s U.K. subsidiary imports watches from other Company subsidiaries, Brexit could potentially disrupt the Company’s ability to service the U.K. market and increase tariffs that the Company pays to import product into the U.K. Furthermore, the announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the weakening of the British Pound against other currencies in which the Company conducts business and has also caused other members of the E.U. to consider exit as well, which could lead to further disruptions and uncertainty with respect to the Company’s business. This weakening of the British Pound may adversely affect the Company’s results of operations in a number of ways, including by increasing the Company’s U.K. subsidiary’s costs of goods sold and by reducing the U.S. dollar value of operating income earned by the Company’s U.K. subsidiary. Any such disruption and uncertainty could affect the Company’s relationships with customers, suppliers and employees, which could have an adverse effect on the Company’s results of operations and financial condition.

A significant portion of the Company’s business is conducted outside of the United States. Many factors affecting business activities outside the United States could adversely impact this business.

Substantially all of the Company’s watches are assembled in Asia and Europe. The Company also generates approximately 54.6% of its revenue from international sources.

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

A significant portion of the Company’s inventory purchases are denominated in Swiss francs and, to a lesser extent, the Japanese Yen. The Company also sells to third-party customers in a variety of foreign currencies, most notably the Euro and the British Pound. The Company reduces its exposure to the Swiss franc, Euro, British Pound and Japanese Yen exchange rate risks through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. In the event these exposures do not offset, the Company has the ability under a hedging program to utilize forward exchange contracts and purchased foreign currency options to mitigate foreign currency risk. If the Company does not utilize hedge instruments or if such instruments are unsuccessful at minimizing the risk or are deemed ineffective, any fluctuation of the Swiss franc, Euro, British Pound, Hong Kong dollar or Japanese Yen exchange rates could impact the future results of operations. Changes in currency exchange rates may also affect relative prices at which the Company and its foreign competitors sell products in the same market. Additionally, a portion of the Company’s net sales are recorded in its foreign subsidiaries in a currency other than the local currency of that subsidiary. This predominantly occurs in the Company’s Hong Kong and Swiss subsidiaries when they sell to Euro and British Pound based customers. The Company utilizes forward exchange contracts to mitigate this exposure. To the extent not hedged, any fluctuation in the Euro and British Pound exchange rates in relation to the Hong Kong dollar and Swiss franc would have an effect on these sales that are recorded in Euros and British Pounds. The currency effect on these sales has an equal effect on their recorded gross profit since the costs of these sales are recorded in the entities’ respective local currency. As a result of these and other foreign currency sales, certain of the Company’s subsidiaries have outstanding foreign currency receivables. Furthermore, since the Company’s consolidated financial statements are presented in U.S. dollars, revenues, income and expenses, as well as assets and liabilities of foreign currency denominated subsidiaries must be translated into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Fluctuations in foreign currency exchange rates could adversely affect the Company’s reported revenues, earnings, financial position and the comparability of results of operations from period to period.

If additional tariffs or other restrictions are placed on imports from China or any retaliatory trade measures are taken by China, our financial condition and results of operations may be materially harmed.

In July 2018, the Trump Administration announced a list of thousands of categories of Chinese imports subject to potential incremental tariffs of 10% to 25% of import value. Many categories of Chinese imports became subject to the 10% incremental tariff in September 2018, including certain of our packaging products. The 10% additional tariff was scheduled to increase to 25% if a trade agreement with China was not reached by March 1, 2019. However, on February 24, 2019, President Trump announced that the incremental tariff hikes would be temporarily suspended because of progress in recent trade talks. While none of the new tariffs apply to our watch products, it is possible that future changes to the implementation of these tariffs could cause them to become applicable to watches assembled for us in China. If significant tariffs or other restrictions are placed on our imports from China, we may be required to raise prices for watches sold in the United States, which is our single largest market, which could result in the loss of customers and harm our operating performance. Alternatively, we may seek to shift production outside of China, resulting in significant costs and disruption to our operations and materially and adversely affecting our sales, costs and results of operations. In addition, our business may be impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, causing us to raise prices or make changes to our operations, any of which could materially harm our financial condition and results of operations.

Risks Related to an Investment in our Common Stock

The Grinberg family owns a majority of the voting power of the Company’s stock.

Each share of common stock of the Company is entitled to one vote per share while each share of class A common stock of the Company is entitled to ten votes per share. While the members of the Grinberg family do not own a majority of the Company’s outstanding common stock, by their significant holdings of class A common stock they control a majority of the voting power represented by all outstanding shares of both classes of stock. Consequently, the Grinberg family is in a position to determine or significantly influence any matters that are brought to a vote of the shareholders including, but not limited to, the election of the Board of Directors, any amendments to the Company’s certificate of incorporation, mergers or sales of all or substantially all of the Company’s assets. This concentration of ownership also may delay, defer or even prevent a change in control of the Company and make some transactions more difficult or impossible without the support of the Grinberg family. These transactions might include proxy contests, tender offers, mergers or other purchases of shares of common stock that could give stockholders the opportunity to realize a premium over the then-prevailing market price for shares of the Company’s common stock.

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

Any or all of these factors could cause a decline in revenues or an increase in expenses, either of which would have an adverse effect on the results of operations. If the Company’s earnings failed to meet the expectations of the investing public in any given period, the Company’s stock price could fluctuate and decline.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company leases various facilities in North America, Europe, the Middle East and Asia for its corporate, watch assembly, distribution and sales operations. As of January 31, 2019, the Company’s leased facilities were as follows:

Location	Function	Square Footage	Lease Expiration
Moonachie, New Jersey	Watch distribution and repair	100,000	February 2020
Paramus, New Jersey	Executive offices	90,100	June 2030
Bienne, Switzerland	Corporate functions and watch sales	35,500	June 2022
Bienne, Switzerland	Watch distribution, assembly and repair	20,700	October 2020
Hong Kong	Watch sales, distribution and repair	16,600	March 2022
New York, New York	Corporate functions and licensed brand showroom	9,900	February 2027
Los Angeles, California	Corporate functions and watch sales	9,200	January 2020
Markham, Canada	Watch sales	7,800	August 2019
Hackensack, New Jersey	Warehouse	6,600	August 2019
ChangAn Dongguan, China	Quality control and engineering	6,500	December 2021
Aalen, Germany	Watch sales	5,500	November 2019
Shanghai, China	Watch sales and distribution	4,700	December 2019
Munich, Germany	Watch sales and repair	4,400	January 2022
Hamburg, Germany	Watch sales	4,400	November 2023
London, England	Corporate functions and watch sales	3,200	May 2021
Coral Gables, Florida	Caribbean office, watch sales	2,900	May 2022
Grenchen, Switzerland	Watch sales	2,800	July 2019
Mexico City, Mexico	Watch sales	2,800	June 2023
Villers le Lac, France	Watch sales	2,500	July 2025
Paris, France	Watch sales	1,200	September 2027
The Market, Covent Garden	Watch sales	1,200	April 2028
Singapore	Watch sales and distribution	1,000	May 2022
Dubai, United Arab Emirates	Watch sales	700	May 2019
Kuala Lumpur, Malaysia	Watch sales and distribution	200	January 2022

All of the foregoing facilities are used exclusively in connection with the Watch and Accessory Brands segment of the Company’s business except that a portion of the Company’s executive office space in Paramus, New Jersey is used in connection with management of its retail business.

Since acquiring Ebel in 2004, the Company owns an architecturally significant building in La Chaux-de-Fonds, Switzerland.

The Company also owns approximately 2,500 square feet of office space in Hanau, Germany, which it previously used for sales, distribution and watch repair functions.

The Company also leases retail space averaging 1,700 square feet per store with leases expiring from July 2019 (under negotiation) to January 2029 for the operation of the Company’s 44 retail outlet locations.

The Company leases space in China for 39 concession shops averaging 200 square feet per shop with leases expiring from March 2019 to December 2020.

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

On October 23, 2018, Swiss Time Watch & Jewellry GmbH (“ST Germany”) filed a lawsuit against the Company in the Superior Court of California for the County of Los Angeles. The lawsuit, which was subsequently removed to the United States District Court for the Central District of California, primarily alleged that the Company, as legal successor to MVMT Watches, Inc., failed to perform its obligations under the parties’ August 1, 2018 distribution agreement (the “ST Germany Agreement”).  Under this agreement, ST Germany was granted the right, subject to certain limitations, to distribute a curated collection of MVMT watch styles in Germany.  ST Germany also alleged various related torts and statutory violations and sought specific performance of the ST Germany Agreement as well as unspecified monetary damages.  In February 2019, the parties settled the matter and the lawsuit was subsequently dismissed.  The settlement terms included an immaterial cash payment by the Company and certain amendments to the ST Germany Agreement, including an extension of the agreement through early fiscal 2023.

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

In addition to the above matters, the Company is involved in other legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition, future results of operations, or cash flows.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 22, 2019, there were 46 holders of record of the Company’s class A common stock and 338 holders of record of the Company’s common stock (including nominee holders such as banks and brokerage firms who hold shares for beneficial owners), although we believe that the number of beneficial owners is much higher. The Company’s common stock is traded on the New York Stock Exchange under the symbol “MOV” and on March 22, 2019, the closing price of the Company’s common stock was $31.66. In connection with the October 7, 1993 public offering, each share of the Company’s then currently existing class A common stock was converted into 10.46 shares of new class A common stock, par value of $0.01 per share (the “class A common stock”). Each share of common stock is entitled to one vote per share and each share of class A common stock is entitled to 10 votes per share on all matters submitted to a vote of the shareholders. Each holder of class A common stock is entitled to convert, at any time, any and all such shares into the same number of shares of common stock. Each share of class A common stock is converted automatically into common stock in the event that the beneficial or record ownership of such shares of class A common stock is transferred to any person, except to certain family members or affiliated persons deemed “permitted transferees” pursuant to the Company’s Restated Certificate of Incorporation as amended. The class A common stock is not publicly traded and, consequently, there is currently no established public trading market for these shares.

During each quarter of fiscal 2019, the Company declared cash dividends on its common stock and class A common stock. Although the Company currently expects to continue to declare cash dividends in the future, the decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

On August 29, 2017, the Board approved a share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock from time to time through August 29, 2020, depending on market conditions, share price and other factors. The Company may purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise. During the fiscal year ended January 31, 2019, the Company repurchased a total of 200,088 shares of its common stock at a total cost of $7.4 million, or an average of $37.08 per share.

At the election of an employee, upon the vesting of a stock award or the exercise of a stock option, shares of common stock having an aggregate value on the vesting of the award or the exercise date of the option, as the case may be, equal to the employee’s withholding tax obligation may be surrendered to the Company by netting them from the vested shares issued. Similarly, shares having an aggregate value equal to the exercise price of an option may be tendered to the Company in payment of the option exercise price and netted from the shares of common stock issued upon the option exercise. An aggregate of 21,733 shares were repurchased during the fiscal year ended January 31, 2019 as a result of the surrender of shares of common stock in connection with the vesting of certain restricted stock awards and stock options.

The following table summarizes information about the Company’s purchases of shares of its common stock in the fourth quarter of fiscal 2019.

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
November 1, 2018 – November 30, 2018	30,166	$38.53	27,436	$43,034,930
December 1, 2018 – December 31, 2018	41,500	$32.99	41,500	$41,665,947
January 1, 2019 – January 31, 2019	31,961	$33.19	31,961	$40,605,102
Total	103,627	$34.66	100,897	$40,605,102

PERFORMANCE GRAPH

The performance graph set forth below compares the cumulative total shareholder return of the Company’s shares of common stock for the last five fiscal years through the fiscal year ended January 31, 2019 with that of the Broad Market (NYSE Stock Market – U.S. Companies), the S&P SmallCap 600 Index and the Russell 2000 Index. Each index assumes an initial investment of $100 on January 31, 2014 and the reinvestment of dividends (where applicable).

Comparison of Cumulative Five Year Total Return $200 $150 $100 $50 $0 1/31/14 1/31/15 1/31/16 1/31/17 1/31/18 1/31/19 Moveado Group, inc. Nyse (U.S. Companies) S&P Small Cap 600 index Russell 2000 Index

Company Name / Index	1/31/14	1/31/15	1/31/16	1/31/17	1/31/18	1/31/19
Movado Group, Inc.	100.00	64.40	70.01	75.55	86.81	92.50
S&P SmallCap 600 Index	100.00	106.15	101.18	135.92	158.43	156.46
NYSE (U.S. Companies)	100.00	111.22	105.20	128.06	155.81	150.39
Russell 2000 Index	100.00	104.41	94.05	125.58	147.16	141.97

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

	Fiscal Year Ended January 31,
	2019	2018	2017	2016	2015
Statement of income data:
Net sales	$679,567	$567,953	$552,752	$594,923	$586,980
Cost of sales (1) (3) (4) (7)	310,209	269,875	257,935	277,993	276,998
Gross profit	369,358	298,078	294,817	316,930	309,982
Selling, general and administrative (1) (3) (4) (5) (7)	307,161	254,878	240,836	246,823	238,495
Operating income (1) (3) (4) (5) (7)	62,197	43,200	53,981	70,107	71,487
Other expense (6)	—	—	(1,282)	—	—
Interest expense	(771)	(1,510)	(1,464)	(1,109)	(489)
Interest income	307	452	219	127	166
Income before income taxes	61,733	42,142	51,454	69,125	71,164
Provision for income taxes (2)	162	57,367	16,315	23,360	19,264
Net income / (loss)	61,571	(15,225)	35,139	45,765	51,900
Less: Net income / (loss) attributable to noncontrolling interests	(53)	—	78	671	124
Net income / (loss) attributable to Movado Group, Inc.	$61,624	$(15,225)	$35,061	$45,094	$51,776
Basic income per share:
Weighted basic average shares outstanding	23,197	23,073	23,070	23,525	25,276
Net income / (loss) per share attributable to Movado Group, Inc.	$2.66	$(0.66)	$1.52	$1.92	$2.05
Diluted income per share:
Weighted diluted average shares outstanding	23,600	23,073	23,267	23,774	25,581
Net income / (loss) per share attributable to Movado Group,Inc.	$2.61	$(0.66)	$1.51	$1.90	$2.02
Cash dividends paid per share	$0.80	$0.52	$0.52	$0.44	$0.40
Balance sheet data (end of period):
Working capital (8)	$355,463	$381,304	$433,378	$410,853	$412,996
Total assets	$759,701	$645,380	$607,802	$585,170	$583,023
Total long-term debt	$50,280	$—	$25,000	$35,000	$—
Total Movado Group, Inc. Shareholders' equity	$496,655	$470,335	$473,993	$441,147	$484,285

(1)

Fiscal 2019 cost of sales include a pre-tax charge of $0.6 million and selling, general and administrative expenses include a pre-tax charge of $13.8 million, related to transaction charges and the amortization of acquisition accounting adjustments and intangible assets associated with the purchase of the MVMT brand, $2.9 related to a full year of amortization related to the intangible assets resulting from the Olivia Burton acquisition and $0.3 million of income related to a change in estimate related to the Company’s fiscal 2018 cost savings initiatives.

(2)

Fiscal 2019 provision for taxes include a benefit of $7.4 million related to the 2017 Tax Act in accordance with Staff Accounting Bulletin No. 118, and a benefit of $5.0 million related to other foreign tax items. Fiscal 2018 provision for income taxes include a provisional charge of $45.0 million related to the 2017 Tax Act.

(3)

Fiscal 2018 cost of sales include a pre-tax charge of $0.8 million and selling, general and administrative expenses include a pre-tax charge of $6.0 million, related to transaction charges and the amortization of acquisition accounting adjustments associated with the purchase of the Olivia Burton brand.

(4)

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

(5)

Fiscal 2017 selling, general and administrative expenses include a pre-tax charge of $1.8 million, as a result of the immediate vesting of stock awards and certain other compensation related to the announcement of the retirement of the Company’s former Vice Chairman and Chief Operating Officer, in fiscal 2017.

(6)	Fiscal 2017 other expense consists of a pre-tax charge of $1.3 million for the impairment of a long-term investment in a privately held company.
(7)

Fiscal 2016 cost of sales include a pre-tax charge of $0.6 million and selling general and administrative expenses include a pre-tax charge of $3.4 million, as a result of actions taken by the Company in fiscal 2016 to achieve greater operating efficiencies and streamline its operations.

(8)

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Net Sales.    The Company operates and manages its business in two principal business segments: Watch and Accessory Brands (formerly named Wholesale) and Company Stores (formerly named Retail). There is no change to how the company conducts its business within these two operating segments.  The Company also operates in two geographic locations: United States and International.

The Company divides its watch business into two principal categories: the owned brands category and the licensed brands category. The owned brands category consists of the Movado®, Olivia Burton®, MVMT®, Ebel®, and Concord® brands. Watches in the licensed brands category include the following brands manufactured and distributed under license agreements with the respective brand owners: Coach®, Tommy Hilfiger®, HUGO BOSS®, Lacoste®, SCUDERIA FERRARI® and Rebecca Minkoff® and Uri Minkoff®.

The primary factors that influence annual sales are general economic conditions in the Company’s U.S. and international markets, new product introductions, the level and effectiveness of advertising and marketing expenditures and product pricing decisions.

54.6% of the Company’s total sales are from international markets (see Note 17 to the Consolidated Financial Statements), and therefore reported sales made in those markets are affected by foreign exchange rates. The Company’s international sales are primarily billed in local currencies (predominantly Euros, British pounds and Swiss francs) and translated to U.S. dollars at average exchange rates for financial reporting purposes.

The Company divides its business into two major geographic locations: United States operations, and International, which includes the results of all other Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia account for 31.6%, 8.8%, 7.7% and 6.5%, respectively, of the Company’s total net sales for fiscal 2019. Substantially all of the Company’s tangible International assets are owned by the Company’s Swiss and Hong Kong subsidiaries.

The Company’s business is seasonal. There are two major selling seasons in the Company’s markets: the spring season, which includes school graduations and several holidays and, most importantly, the Christmas and holiday season. Major selling seasons in certain international markets center on significant local holidays that occur in late winter or early spring. The Company’s net sales historically have been higher during the second half of the fiscal year. The second half of each fiscal year accounted for 60.1% (which includes the acquisition of MVMT on October 1, 2018), 59.8% (which included the acquisition of the Olivia Burton brand on July 3, 2017), and 56.2% of the Company’s net sales for the fiscal years ended January 31, 2019, 2018 and 2017, respectively.

The Company’s retail operations consist of 43 retail outlet locations in the United States, and one location in Ontario, Canada.

The significant factors that influence annual sales volumes in the Company’s retail operations are similar to those that influence U.S. wholesale sales. In addition, most of the Company’s retail outlet locations are near vacation destinations and, therefore, the seasonality of these stores is driven by the peak tourist seasons associated with these locations.

Gross Margins.    The Company’s overall gross margins are primarily affected by four major factors: channel and product sales mix, product pricing strategy, manufacturing costs and fluctuation in foreign currency exchange rates, in particular the relationship between the U.S. dollar and the Swiss franc, British Pound and the Euro. Gross margins for the Company may not be comparable to those of other companies, since some companies include all the costs related to their distribution networks in cost of sales whereas the Company does not include the costs associated with its warehousing and distribution facilities nor the occupancy costs for the Company Stores segment in the cost of sales line item. Those costs are included in selling, general and administrative expenses.

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

In fiscal 2019, the Company recorded a $0.6 million pre-tax charge, related to the amortization of acquisition accounting adjustments associated with the acquisition of the MVMT brand.

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

Since a significant amount of the Company’s product costs are incurred in Swiss francs, fluctuations in the U.S. dollar/Swiss franc exchange rate can impact the Company’s cost of goods sold and, therefore, its gross margins. The Company reduces its exposure to the Swiss franc exchange rate risk through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. In the event these exposures do not offset, the Company has the ability to hedge its Swiss franc purchases using a combination of forward contracts and purchased currency options. The Company’s hedging program mitigated the impact of the exchange rate fluctuations on product costs and gross margins for fiscal years 2019, 2018 and 2017.

Selling, General and Administrative (“SG&A”) Expenses.  The Company’s SG&A expenses consist primarily of marketing, selling, distribution, general and administrative expenses. In fiscal 2019, the Company recorded a $13.8 million pre-tax charge related to transaction charges and amortization of intangible assets associated with the purchase of the MVMT brand, $2.9 million related to a full year amortization related to intangible assets resulting from the Olivia Burton acquisition, and $0.3 million of income related to a change in estimate related to the Company’s fiscal 2018 cost savings initiatives. In fiscal 2018, the Company recorded a $6.0 million pre-tax charge related to transaction charges and the amortization of acquisition accounting adjustments associated with the acquisition of the Olivia Burton brand including $1.7 million of amortization expense and a $12.3 million pre-tax charge as part of the Company’s cost savings initiatives. The Company, in fiscal 2018, better aligned its global infrastructure with the current business environment by consolidating certain operations and streamlining functions to reduce costs and improve profitability. The Company also decided in fiscal 2018 to cease its participation in the Baselworld Watch and Jewelry Show. As a result, the Company recorded charges for the write-off of certain fixed assets and other contract termination costs. In fiscal 2017, the Company recorded a $1.8 million pre-tax charge for the immediate vesting of stock awards and certain other compensation related to the announcement of the retirement of the Company’s former Vice Chairman and Chief Operating Officer.

Annual marketing expenditures are based principally on overall strategic considerations relative to maintaining or increasing market share in markets that management considers to be crucial to the Company’s continued success as well as on general economic conditions in the various markets around the world in which the Company sells its products. Marketing expenses include various forms of media advertising, digital advertising (including social media), customer acquisition costs and co-operative advertising with customers and distributors and other point of sale marketing and promotion spending.

Selling expenses consist primarily of salaries, sales commissions, sales force travel and related expenses, depreciation and amortization, expenses associated with the Company’s annual worldwide customer conference and other industry trade shows and operating costs incurred in connection with the Company’s retail business. Sales commissions vary with overall sales levels. Retail selling expenses consist primarily of payroll related and store occupancy costs.

Distribution expenses consist primarily of salaries of distribution staff, rental and other occupancy costs, security, depreciation and amortization of furniture and leasehold improvements and shipping supplies.

General and administrative expenses consist primarily of salaries and other employee compensation including performance-based compensation, employee benefit plan costs, office rent, management information systems costs, professional fees, bad debts, depreciation and amortization of furniture, computer software and leasehold improvements, amortization of finite lived intangible assets, patent and trademark expenses and various other general corporate expenses.

Interest Expense.    To the extent it borrows, the Company records interest expense on its revolving credit facility. Additionally, interest expense includes the amortization of deferred financing costs, and unused commitment fees associated with the Company’s revolving credit facility.

Income Taxes.  The Company follows the asset and liability method of accounting for income taxes as prescribed under the Accounting Standards Codification guidance for Income Taxes (“ASC Topic 740”). ASC Topic 740 requires the Company to recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and tax bases of existing assets and liabilities.

The Tax Cuts and Jobs Act (“2017 Tax Act”) was signed into law on December 22, 2017 and constitutes a major change to the U.S. tax system. The 2017 Tax Act significantly changed the existing U.S. corporate income tax laws by, among other things, lowering the corporate tax rate from 35% to 21%, limiting the deductibility of interest expense and executive compensation, implementing a territorial tax system, and imposing a one-time mandatory deemed repatriation transition tax (“Transition Tax”) on cumulative undistributed foreign earnings which have not been previously taxed. As a result of the new legislation, the Company recorded a provisional tax expense of $45.0 million in the fourth quarter of fiscal 2018, the period in which the legislation was enacted. The amount related to the Transition Tax, which will be paid in installments over eight years, was $28.2 million based on foreign earnings of $279.9 million. The provisional amounts related to the re-measurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future and the provisional amount for withholding and U.S. income taxes was $8.3 million and $8.5 million, respectively.

As of December 21, 2018, the Company has completed its accounting for the tax effects of the 2017 Tax Act. The Company recorded immaterial adjustments to its Transition Tax and no adjustment to its re-measurement of certain deferred tax assets and liabilities based on the change in tax rate. The Company also recorded an $8.0 million reduction to its deferred taxes, net of foreign tax credits, related to withholding and U.S. income taxes on unremitted foreign earnings. The Company has recorded a deferred tax liability for foreign withholding and U.S. income taxes of $3.5 million, net of foreign tax credits, related to $136.6 million of foreign earnings. In light of the 2017 Tax Act, the Company has completed its evaluation of its assertion related to the indefinite reinvestment of earnings in its foreign operations. A deferred tax liability has not been recorded for the remaining undistributed foreign earnings of approximately $139.5 million because the Company intends to permanently reinvest such earnings in its foreign operations.

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

Revenue Recognition

In the wholesale channel, revenue is recognized and recorded when a contract is in place, obligations under the terms of a contract with the customer are satisfied, control is transferred to the customer and is measured as the ultimate amount of consideration the Company expects to receive in exchange for transferring goods including variable consideration.  Direct to consumer and after-sales service revenue is recognized at time of register receipt or delivery to customer. The Company records estimates of variable consideration, which includes sales returns, markdowns, volume-based programs and sales and cash discount allowances as a reduction of revenue in the same period that the sales are recorded. These estimates are based upon the expected value method considering all reasonably available information including historical analysis, customer agreements and/or currently known factors that arise in the normal course of business. Returns, discounts and allowances have historically been within the Company’s expectations and the provisions established. The future provisional rates may differ from those experienced in the past. The Company considers transfer of control to take place either when the goods ship or when goods are delivered depending on the shipping terms in the contract. Factors considered in the transfer of control include the right to payment, transfer of legal title, physical possession and customer acceptance of the goods and whether the significant risks and rewards for the goods belong with the customer.  Taxes imposed by governmental authorities on the Company's revenue-producing activities with customers, such as sales taxes and value added taxes, are excluded from net sales.

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

Goodwill

At the time of an acquisition, in accordance with applicable guidance, the Company records all acquired net assets at their estimated fair values. These estimated fair values are based on management’s assessments and independent third-party appraisals. The excess of the purchase consideration plus the fair value of any noncontrolling interest in the acquired company over the aggregate estimated fair values of the acquired net assets, including any contingent consideration, is recorded as goodwill.

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

At November 1, 2018, the Company evaluated goodwill for impairment. There were no indicators of impairment under this analysis and, accordingly, no impairment charge was recorded in fiscal 2019. The Company had no goodwill in fiscal 2018.

Allowance for Doubtful Accounts

Accounts receivable are reduced by an allowance for amounts that may be uncollectible in the future. Estimates are used in determining the allowance for doubtful accounts and are based on an analysis of the aging of accounts receivable, assessments of collectability based on historical trends, the financial condition of the Company’s customers and an evaluation of economic conditions. In general, the actual bad debt losses have historically been within the Company’s expectations and the allowances it established. As of January 31, 2019, except for those accounts provided for in the reserve for doubtful accounts, the Company knew of no situations with any of the Company’s major customers which would indicate the customer’s inability to make their required payments.

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

Stock-Based Compensation

The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of each employee stock option at its grant date which requires that certain assumptions be made. The expected life of stock option grants is determined using historical data and represents the time period during which the stock option is expected to be outstanding until it is exercised. The risk-free interest rate is the yield on the grant date of U.S. Treasury constant maturities with a maturity date closest to the expected life of the stock option. The expected stock price volatility is derived from historical volatility and calculated based on the estimated term structure of the stock option grant. The expected dividend yield is calculated using a historical average of annualized dividend yields.

Compensation expense for equity instruments is accrued based on the estimated number of instruments for which the requisite service is expected to be rendered. This estimate is reflected in the period the stock option and stock awards are either granted or canceled. Expense related to stock options and stock awards compensation is recognized on a straight-line basis over the vesting term.

Collaborative Arrangement

The Company participates in a collaborative arrangement with Rebecca Minkoff, LLC relating to the Rebecca Minkoff and Uri Minkoff brand names. Both parties to the arrangement are active participants in the collaboration and are exposed to significant risks and rewards dependent on the commercial success of the activities. The arrangement involves various activities including the design, development, distribution and marketing of watches under the brand names. Amounts due between the parties to the arrangement related to sales and related activities are recorded in the Company’s cost of sales while those amounts related to general and administrative activities are recorded as an adjustment to selling, general and administrative expenses. The Company generated immaterial revenues and incurred immaterial expenses under its collaborative arrangement during fiscal 2019.

Contingent Consideration

Under the MVMT acquisition agreement (see Note 3), the estimated fair value of the contingent consideration was determined using a Monte Carlo simulation that includes key assumptions regarding MVMT’s projected financial performance during the earn-out period, volatilities, estimated discount rates, risk-free interest rate, and correlation. Each reporting period after the acquisition, the Company will revalue the contingent purchase price liability and record increases or decreases in the fair value of the liability in its Consolidated Statements of Operations. Changes in fair value will result from changes in actual and projected financial performance, discount rates, volatilities, and the other key assumptions. The inputs and assumptions are not observable in the market but reflect the assumptions the Company believes would be made by a market participant. The possible outcomes for the contingent consideration range from $0 to $100 million on an undiscounted basis.

Pension Benefit Obligation

The Company sponsors a plan in Switzerland which was amended to defined benefit plan effective December 31, 2018.  The pension expense and obligation are developed from actuarial valuations. Two critical assumptions in determining pension expense and obligations are discount rate and expected long-term return on plan assets. The Company will evaluate these assumptions annually. Other assumptions reflect demographic factors such as retirements, mortality and turnover and are evaluated periodically and updated to reflect actual experience. Actual results may differ from actuarial assumptions. The discount rate represents the market rate for high-quality AAA and AA-rated corporate bonds with durations corresponding to the expected durations of the benefit obligations and service time and is used to calculate the present value of the expected future cash flows for benefit obligations under the pension plan. A decrease in the discount rate increases the present value of pension benefit obligations. A 25-basis point increase in the discount rate would increase the present value of pension obligation by approximately $764,000 at January 31, 2019. The Company considers the current and expected asset allocations of the pension plan, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term return on plan assets. A 25 basis point decrease in the expected long-term return on plan assets would not have resulted in a material impact on the Company’s pension expense for fiscal 2019.

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

The 2017 Tax Act was signed into law on December 22, 2017 constitutes a major change to the U.S. tax system. The 2017 Tax Act significantly changed the existing U.S. corporate income tax laws by, among other things, lowering the corporate tax rate from 35% to 21%, limiting the deductibility of interest expense and executive compensation, implementing a territorial tax system, and imposing a one-time mandatory deemed repatriation Transition Tax on cumulative undistributed foreign earnings which have not been previously taxed. The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) which allowed the Company to record provisional amounts related to the 2017 Tax Act and provided a measurement period of up to one year from the enactment date for companies to complete their accounting under ASC Topic 740. As of December 21, 2018, the Company completed its accounting for the tax effects of the enactment (Note 10 – Income Taxes). The Company has finalized its policy election to account for the tax on Global Intangible Low-Tax Income (“GILTI”) as a period cost and therefore has not recorded deferred taxes related to GILTI.

The Company early adopted Accounting Standard Update (“ASU”) 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” which permits companies to reclassify disproportionate tax effects in accumulated other comprehensive income (“AOCI”) caused by the 2017 Tax Act to retained earnings. As a result, the Company made the election to reclassify the income tax effects of the 2017 Tax Act from AOCI to retained earnings in the prior year. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial position.

Comparable Stores Sales

The Company considers comparable outlet store sales to be sales of stores that were open as of February 1st of the prior fiscal year and that remained open through January 31st of the current fiscal year. The Company had 37 comparable outlet stores for the year ended January 31, 2019. The sales from stores that have been relocated, renovated or refurbished are included in the calculation of comparable store sales. The method of calculating comparable store sales varies across the retail industry. As a result, the Company’s method for the calculation of comparable store sales may not be the same as measures used or reported by other companies.

RESULTS OF OPERATIONS

The following is a discussion of the results of operations for fiscal 2019 compared to fiscal 2018 and fiscal 2018 compared to fiscal 2017 along with a discussion of the changes in financial condition during fiscal 2019.

The following are net sales by business segment and geographic location (in thousands):

	Fiscal Year Ended January 31,
	2019	2018	2017
Watch and Accessory Brands:
United States	$225,813	$184,735	$228,003
International	370,063	307,347	256,441
Company Stores	83,691	75,871	68,308
Net sales	$679,567	$567,953	$552,752

The following are net sales by category (in thousands):

	Fiscal Year Ended January 31,
	2019	2018	2017
Watch and Accessory Brands:
Owned brands category	$263,904	$204,897	$205,396
Licensed brands category	320,911	277,323	265,137
After-sales service and all other	11,061	9,862	13,911
Total Watch and Accessory Brands	595,876	492,082	484,444
Company Stores	83,691	75,871	68,308
Consolidated total	$679,567	$567,953	$552,752

The following table presents the Company’s results of operations expressed as a percentage of net sales for the fiscal years indicated:

	Fiscal Year Ended January 31,
	2019	2018	2017
Net sales	100.0%	100.0%	100.0%
Gross margin	54.4%	52.5%	53.3%
Selling, general and administrative expenses	45.2%	44.9%	43.5%
Operating income	9.2%	7.6%	9.8%
Other expense	0.0%	0.0%	0.2%
Interest expense	0.1%	0.3%	0.3%
Interest income	0.0%	0.1%	0.1%
Provision for income taxes	0.0%	10.1%	3.0%
Noncontrolling interests	0.0%	0.0%	0.1%
Net income / (loss) attributed to Movado Group, Inc.	9.1%	(2.7%)	6.3%

Fiscal 2019 Compared to Fiscal 2018

Net Sales

Net sales in fiscal 2019 were $679.6 million, $111.6 million or 19.7% above the prior year. For fiscal 2019, fluctuations in foreign currency exchange rates favorably impacted net sales by $4.1 million when compared to the prior year.

Watch and Accessory Brands Net Sales

Net sales in fiscal 2019 in the Watch and Accessory Brands segment were $595.9 million, above the prior year period by $103.8 million or 21.1%. The increase in net sales was attributable to increases in net sales in both the International and United States locations of the Watch and Accessory Brands segment.

United States Watch and Accessory Brands Net Sales

Net sales in fiscal 2019 in the United States location of the Watch and Accessory Brands segment were $225.8 million, above the prior year period by $41.1 million or 22.2%, resulting from the net sales increase in the owned brand category.  The net sales increase recorded in the owned brands category was $41.4 million, or 30.9%, primarily due to sales attributable to the addition of the MVMT brand, increased sales to chain store customers and the Company’s e-commerce business. The net sales in the licensed brands category remained relatively flat fiscal year over fiscal year, despite a challenging U.S. fashion watch market.

International Watch and Accessory Brands Net Sales

Net sales in fiscal 2019 in the International location of the Watch and Accessory Brands segment were $370.1 million, above the prior year by $62.7 million or 20.4%, which included fluctuations in foreign currency exchange rates which favorably impacted net sales by $4.1 million when compared to the prior year. This increase was primarily driven by net sales increases in both the licensed brands and owned brands categories. The net sales increase in the licensed brands category was $43.6 million, or 18.7%, primarily due to net sales increases in Europe, Latin America and the Middle East. The net sales increase recorded in the owned brands category was $17.6 million, or 24.9% and is due to sales increases primarily in Asia and Europe.  The net sales increase in the owned brands category also included sales attributable to the addition of the MVMT brand.

Company Stores Net Sales

Net sales in fiscal 2019 in the Company Stores segment were $83.7 million, above the prior year period by $7.8 million, or 10.3%. The increase in the net sales was driven by higher sales in comparable stores, the addition of new store openings, including the first international company store in Ontario Canada, and better product mix combined with higher conversion rates as products resonated well with customers. As of January 31, 2019, and 2018, the Company operated 44 and 40 retail outlet locations, respectively.

Gross Profit

Gross profit for fiscal 2019 was $369.4 million or 54.4% of net sales as compared to $298.1 million or 52.5% of net sales in the prior year. The increase in gross profit of $71.3 million was primarily due to higher net sales and a higher gross margin percentage. The increase in the gross margin percentage of approximately 190 basis points for fiscal year 2019 resulted primarily from the favorable impact of sales mix of approximately 100 basis points, the increased leveraging of certain fixed costs as a result of higher sales of approximately 50 basis points, the non-recurrence of costs incurred from the Company’s prior year cost savings initiative of approximately 20 basis points, the net impact of sell through expense of the inventory step-up recorded in connection with the acquisitions of approximately 10 basis points and the impact of fluctuations in foreign currency exchange rates of approximately 10 basis points.

Selling, General and Administrative (“SG&A”)

SG&A expenses in fiscal 2019 were $307.2 million, representing an increase from the prior year period of $52.3 million or 20.5%. The increase in SG&A expenses was attributable to higher marketing expenses of $35.1 million, including expenses related to the MVMT brand since the date of the acquisition, $13.8 million of costs related to the acquisition and integration of the MVMT brand, increase in payroll and performance based compensation of $8.4 million, higher distribution costs of $4.1 million, $2.9 million of a full year of amortization expense related to the intangible assets resulting from the Olivia Burton acquisition, $2.4 million of payroll and occupancy costs associated with the opening of new retail locations,  $2.2 million higher bad debt expense, related to a customer in the U.S. and the non-recurrence of a $0.8 million customer recovery in the prior year. SG&A expenses also included the unfavorable effect of foreign currency translation of $0.5 million and transaction losses of $2.3 million principally related to the non-recurrence of $1.1 million of transactional gains in the prior year as well as $1.2 million of transaction losses in the current year. These increases were partially offset by the non-recurrence of $12.3 million of expenses related to the Company’s cost savings initiative in the prior year and the non-recurrence of $4.3 million in expenses related to the acquisition of the Olivia Burton brand in the prior year and $1.7 million of amortization expense related to the intangible assets resulting from the acquisition of the Olivia Burton brand.

Watch and Accessory Brands Operating Income

For fiscal 2019 and 2018, the Company recorded Watch and Accessory Brands segment operating income of $45.2 million and $28.3 million, which includes $43.5 million and $25.2 million of unallocated corporate expenses as well as $53.8 million and $41.5 million, respectively, of certain intercompany profits related to the Company’s supply chain operations. The $16.9 million increase in operating income was the net result of a higher gross profit of $66.2 million when compared to the prior year, partially offset by higher SG&A expenses of $49.3 million. The increase in SG&A expenses was primarily attributable to higher marketing expenses of $35.0 million, including expenses related to the MVMT brand since the date of the acquisition, costs of $13.8 million, principally related to the acquisition and integration of the MVMT brand, increase in payroll and performance-based compensation of $8.4 million, higher distribution costs of $4.1 million, $2.9 million of a full year of amortization expense related to the intangible assets resulting from the Oliva Burton acquisition and $2.2 million higher bad debt expense, related to a customer in the U.S. and the non-recurrence of a $0.8 million customer recovery in the prior year. SG&A expenses also included the unfavorable effect of foreign currency translation of $0.5 million and transaction losses of $2.3 million principally related to the non-recurrence of $1.1 million of transactional gains in the prior year as well as $1.2 million of transaction losses in the current year. These increases were partially offset by the non-recurrence of $12.3 million of expenses related to the Company’s cost savings initiative in the prior year and the non-recurrence of $4.3 million in expenses related to the acquisition of the Olivia Burton brand in the prior year and $1.7 million of amortization expense related to the intangible assets resulting from the acquisition of the Olivia Burton brand.

U.S. Watch and Accessory Brands Operating Loss

In the United States location of the Watch and Accessory Brands segment, for fiscal 2019 and 2018, the Company recorded an operating loss of $20.5 million and $15.5 million, respectively, which includes unallocated corporate expenses of $43.5 million and $25.2 million. The increase in operating loss of $5.0 million was the net result of higher SG&A expenses of $40.0 million, partially offset by higher gross profit of $35.0 million. The increase in gross profit of $35.0 million was due to higher sales of $41.1 million and a higher gross margin percentage. The increase in SG&A expenses of $40.0 million was primarily attributable to higher marketing costs of $21.3 million, including expenses related to the MVMT brand since the date of the acquisition, higher costs of $13.8 million principally related to the acquisition and integration of the MVMT brand, higher payroll and performance-based compensation of $4.5 million, higher distribution expenses of $2.0 million and higher bad debt expense of $2.2 million, related to a customer in the U.S. and the non-recurrence of a $0.8 million customer recovery in the prior year. These costs were partially offset by the non-recurrence of $3.6 million in charges related to the Company’s cost savings initiative.

International Watch and Accessory Brands Operating Income

In the International location of the Watch and Accessory Brands segment, for fiscal 2019 and 2018, the Company recorded operating income of $65.7 million and $43.8 million, respectively, which includes $53.8 million and $41.5 million of certain intercompany profits related to the Company’s International supply chain operations. The increase in operating income of $21.8 million was primarily related to higher gross profit of $31.2 million, partially offset by higher SG&A expenses of $9.3 million. The increase in gross profit of $31.2 million was primarily related to higher net sales, partially offset by a lower gross margin percentage. The increase in SG&A expenses of $9.3 million was attributable to higher marketing expenses of $13.7 million, higher payroll and performance-based compensation of $3.9 million, $2.9 million of a full year amortization expense related to the intangible assets resulting from the Olivia Burton acquisition and higher distribution costs of $2.1 million. SG&A expenses also included the unfavorable effect of foreign currency translation of $0.5 million and transaction losses of $2.3 million, principally related to the non-recurrence of $1.1 million of transactional gains in the prior year as well as $1.2 million of transaction losses in the current year. These increases were partially offset by the non-recurrence of $8.7 million of expenses related to the Company’s cost savings initiative in the prior year and the non-recurrence of $4.3 million in expenses related to the acquisition of the Olivia Burton brand in the prior year and $1.7 million of amortization expense related to the intangible assets resulting from the acquisition of the Olivia Burton brand.

Company Stores Operating Income

The Company recorded operating income of $17.0 million and $14.9 million in the Company Stores segment for fiscal 2019 and 2018, respectively. The increase in operating income of $2.1 million was the result of higher gross profit of $5.0 million partially offset by higher SG&A expenses of $2.9 million. The higher gross profit was the result of higher net sales and a higher gross margin percentage. The increase in SG&A expenses of $3.0 million was primarily due to rent and payroll related costs associated with the opening of new outlet locations.

Income Taxes

The Company recorded a tax expense of $0.2 million and $57.4 million, inclusive of a $45.0 million provisional charge related to the 2017 Tax Act, for fiscal 2019 and 2018 respectively. The effective tax rate for fiscal 2019 was 0.3% primarily due to the impact of the 2017 Tax Act and the release of certain foreign valuation allowances. The effective tax rate for fiscal 2018 was 136.1%, primarily due to a $45.0 million charge related to the impact of the 2017 Tax Act and excess tax deficiencies related to stock-based compensation, partially offset by foreign profits being taxed in lower taxing jurisdictions.

Interest Expense

Interest expense was $0.8 million for fiscal 2019 as compared to $1.5 million for fiscal 2018.  The decrease was due to less weighted average borrowings outstanding as well as a lower weighted average interest rate under the Company’s revolving credit facility during fiscal 2019 as compared to fiscal 2018.

Net Income / (Loss) Attributable to Movado Group, Inc. The Company recorded net income attributable to Movado Group, Inc. of $61.6 million as compared to a net loss attributable to Movado Group, Inc. of $15.2 million, respectively.

Fiscal 2018 Compared to Fiscal 2017

Net Sales

Net sales in fiscal 2018 were $568.0 million, $15.2 million or 2.8% above the prior year. For fiscal 2018, fluctuations in foreign currency exchange rates favorably impacted net sales by $3.0 million when compared to the prior year.

United States Watch and Accessory Brands Net Sales

Net sales in fiscal 2018 in the United States location of the Watch and Accessory Brands segment were $184.7 million, below the prior year by $43.3 million or 19.0%, driven by net sales decreases in both the licensed brands and owned brands categories. The net sales decreases recorded in the licensed and owned brands categories were $21.2 million, or 32.5%, and $20.4 million, or 13.2%, respectively. The sales decreases in both categories reflected the overall watch market, which continues to be challenging and unpredictable, as well as declining traffic in malls, jewelry chain stores and traditional department stores. The sales decrease in the owned brands category included an offset of U.S. sales attributable to the acquisition of the Olivia Burton brand which occurred during the second quarter of fiscal 2018.

International Watch and Accessory Brands Net Sales

Net sales in fiscal 2018 in the International location of the Watch and Accessory Brands segment were $307.3 million, above the prior year by $50.9 million or 19.9%, which included fluctuations in foreign currency exchange rates which favorably impacted net sales by $3.0 million when compared to the prior year. This increase was primarily driven by net sales increases in both the licensed brands and owned brands categories. The net sales increase in the licensed brands category was $33.4 million, or 16.7%, primarily due to sales increases in Europe, the Middle East, Asia and Latin America. The net sales increase recorded in the owned brands category was $19.9 million, or 39.0%, primarily due to sales increases in Europe, Asia and Latin America. The net sales increase in the owned brands category included sales attributable to the acquisition of the Olivia Burton brand which occurred during the second quarter of fiscal 2018.

Company Stores Net Sales

Net sales in fiscal 2018 in the Company Stores segment were $75.9 million, above the prior year period by $7.6 million, or 11.1%, as a result of higher sales in both comparable and non-comparable stores resulting from better product mix and higher conversion rates as products resonate well with customers.

Gross Profit

Gross profit for fiscal 2018 was $298.1 million or 52.5% of net sales as compared to $294.8 million or 53.3% of net sales in the prior year. The increase in gross profit of $3.3 million was due to higher net sales, partially offset by a lower gross margin percentage. The decrease in the gross margin percentage of 80 basis points for fiscal 2018 resulted primarily from an unfavorable shift in channel and product mix of 110 basis points and an unfavorable impact of 20 basis points related to the sell-through expense of the inventory step-up adjustment resulting from the acquisition of the Olivia Burton brand in the current year. These unfavorable impacts were partially offset by a favorable impact of fluctuations in foreign currency exchange rates of 40 basis points and the Company’s cost savings initiatives of 10 basis points.

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

Watch and Accessory Brands Operating Income

For fiscal 2018 and 2017, respectively, the Company recorded Watch and Accessory Brands segment operating income of $28.3 million and $41.8 million, which includes $25.2 million and $26.3 million of unallocated corporate expenses. The $13.5 million decrease in operating income was the net result of higher SG&A expenses of $12.2 million and a decrease in gross profit of $1.3 million when compared to the prior year. The increase in SG&A expenses was attributable to a $12.3 million charge related to the Company’s cost savings initiatives and $7.4 million of expenses related to higher performance-based compensation. Also contributing to the increase in SG&A expenses was $6.0 million of expenses related to the Company’s acquisition of the Olivia Burton brand, which primarily included transaction costs and the amortization of acquired intangible assets. Additionally, SG&A expenses increased due to higher distribution costs of $2.3 million, primarily related to the Company’s new European distribution center and higher sales volume compared to the prior year; and a $1.0 million donation to the Movado Group Foundation. These increases in SG&A expenses were partially offset by a decrease in compensation and benefit expenses of $6.8 million, (which included additional expenses related to the acquisition of the Olivia Burton brand) primarily due to the Company’s cost savings initiatives, which predominately included a reduction in the Company’s workforce in the Company’s North American and Swiss operations, and the non-recurrence of a $1.8 million charge related to the retirement announcement of the Company’s former Vice Chairman and Chief Operating Officer, which occurred in the prior year. Other items offsetting the increase in SG&A expenses were the fluctuations in foreign currency exchange rates of $3.2 million (resulting from a $1.1 million transactional gain in the current year compared to a $2.1 million transactional loss in the prior year), lower marketing expenses of $3.0 million and lower customer related expenses of $2.0 million, primarily due to a recovery of $0.8 million of allowances for uncollectible receivables from a customer in the current year that were initially recorded in the prior year. The decrease in gross profit of $1.3 million was primarily due to a lower gross margin percentage, partially offset by higher net sales.

United States Watch and Accessory Brands Operating (Loss) / Income

In the United States location of the Watch and Accessory Brands segment, for fiscal 2018 and 2017, respectively, the Company recorded operating loss of $15.5 million and operating income of $4.7 million, which included unallocated corporate expenses of $25.2 million and $26.3 million. The decrease in operating income of $20.2 million was the net result of lower gross profit of $28.6 million, partially offset by lower SG&A expenses of $8.3 million. The decrease in gross profit of $28.6 million was due to lower sales, primarily due to declining traffic in malls, traditional department stores and jewelry chain stores, as well as a lower gross margin percentage. The decrease in SG&A expenses of $8.3 million was primarily attributable to lower compensation and benefit expenses of $10.8 million due to the Company’s cost savings initiatives, and the non-recurrence of a $1.8 million charge related to the retirement announcement of the Company’s former Vice Chairman and Chief Operating Officer, which occurred in the prior year, lower marketing expense of $5.6 million and lower customer related expenses of $1.2 million, primarily due to a recovery of $0.8 million of allowances for uncollectible receivables from a customer in the current year that were initially recorded last year, partially offset by higher performance based compensation expense of $5.8 million, a $3.7 million charge related to the Company’s cost savings initiatives and a $1.0 million donation to the Movado Group Foundation.

International Watch and Accessory Brands Operating Income

In the International location of the Watch and Accessory Brands segment, for fiscal 2018 and 2017, respectively, the Company recorded operating income of $43.8 million and $37.1 million, which included $41.5 million and $40.0 million of certain intercompany profits related to the Company’s International supply chain operations. The increase in operating income of $6.8 million was primarily due to higher gross profit of $27.3 million, partially offset by higher SG&A expenses of $20.5 million. The increase in gross profit of $27.3 million was primarily due to higher net sales, partially offset by a lower gross margin percentage. The increase in SG&A expenses of $20.5 million was primarily attributable to a $8.6 million charge related to the Company’s cost savings initiatives, $5.7 million of expenses related to the Company’s acquisition of the Olivia Burton brand, which included transaction costs and the amortization of acquired intangible assets, higher compensation and benefit expenses of $4.0 million (which included additional expenses related to the acquisition of the Olivia Burton brand), higher marketing of $2.6 million, and higher distribution costs of $2.3 million, partially offset by the fluctuations in foreign currency exchange rates of $3.2 million (resulting from a $1.1 million transactional gain in the current year compared to a $2.1 million transactional loss in the prior year).

Company Stores Operating Income

Operating income of $14.9 million and $12.2 million was recorded in the Company Stores segment for fiscal 2018 and 2017, respectively. The increase in operating income of $2.7 million was the result of an increase in gross profit of $4.6 million, partially offset by an increase in SG&A expenses of $1.9 million, when compared to the prior year. The increase in gross profit of $4.6 million was primarily due to higher net sales and to a lesser extent, a higher gross margin percentage. The increase in SG&A expenses of $1.9 million was primarily due to higher compensation, benefit and occupancy expenses related to closed outlet locations replaced with new outlet locations in the current year.

Other Expense

The Company recorded other expense of $1.3 million for fiscal 2017 attributed to the impairment of a long-term investment in a privately held company accounted for under the cost method.

Interest Expense

Interest expense was $1.5 million for both fiscal 2018 and 2017, which primarily consisted of interest on the Company’s revolving credit facility.

For information on the Company’s borrowings for fiscal 2018 and fiscal 2017, see Note 6 to the Consolidated Financial Statements.

Interest Income

Interest income was $0.5 million and $0.2 million for fiscal 2018 and 2017, respectively.

Income Taxes

The Company recorded a tax expense of $57.4 million, inclusive of a $45.0 million provisional charge related to the 2017 Tax Act, and $16.3 million for fiscal 2018 and 2017, respectively. The effective tax rate for fiscal 2018 was 136.1%, primarily due to a $45.0 million charge related to the impact of the 2017 Tax Act and excess tax deficiencies related to stock-based compensation, partially offset by foreign profits being taxed in lower taxing jurisdictions. The effective tax rate for fiscal 2017 was 31.7%, primarily a result of foreign profits being taxed in lower taxing jurisdictions, partially offset by no tax benefit being recognized on certain losses of foreign subsidiaries and U.S. tax provided on earnings of non-U.S. subsidiaries. See Note 10 to the Company’s Consolidated Financial Statements for further information regarding income taxes.

Net (Loss) / Income Attributed to Movado Group, Inc.

For fiscal 2018 and 2017, the Company recorded a net loss attributed to Movado Group, Inc. of $15.2 million and net income attributed to Movado Group, Inc. of $35.1 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2019 and January 31, 2018, the Company had $189.9 million and $214.8 million of cash and cash equivalents, $167.5 million and $201.9 million of which consisted of cash and cash equivalents at the Company’s foreign subsidiaries, respectively. The 2017 Tax Act resulted in significant changes to the U.S. corporate income tax system (see Note 10 – Income Taxes for additional information). The 2017 Tax Act eliminates the deferral of U.S. federal income tax on the historical unrepatriated earnings by imposing a one-time mandatory deemed Transition Tax on undistributed foreign earnings which have not been previously taxed. Earnings in the form of cash and cash equivalents have been taxed at a rate of 15.5% and all other earnings were taxed at a rate of 8.0%. As of January 31, 2019, the Company recorded income tax liabilities of $28.2 million related to the Transition Tax, which will be paid in installments over eight years beginning in fiscal 2019 and will not accrue interest.

The Company finalized its accounting related to the 2017 Tax Act and recorded a deferred tax liability for foreign withholding and U.S. income taxes of $3.5 million related to $136.6 million of foreign earnings. This deferred tax liability is net of estimated foreign tax credits that would be generated upon the repatriation of such earnings. A deferred tax liability has not been recorded for the remaining undistributed foreign earnings of approximately $139.5 million, because the Company intends to permanently reinvest such earnings in its foreign operations. It is not practicable to estimate the tax liability related to a future distribution of unremitted foreign earnings.

At January 31, 2019, the Company had working capital of $355.5 million as compared to $381.3 million in the prior year. The decrease in working capital was primarily the result of the acquisition of the MVMT brand, an increase in current taxes payable primarily as a result of higher pre-tax income and higher performance-based compensation in accrued payroll and benefits. The Company defines working capital as the difference between current assets and current liabilities.

The Company had $86.2 million of cash provided by operating activities for fiscal 2019 as compared to $54.7 million for fiscal 2018. Fiscal 2019 operating cash flow was the result of net income attributable to Movado Group, Inc. of $61.6 million, adjusted for the effects of non-cash items totaling $6.3 million, including $14.2 million of depreciation and amortization, $6.0 million for stock based compensation expense and $4.9 million for provision for inventories and allowance for doubtful accounts, partially offset by $18.8 million benefit for deferred taxes ($7.4 million of which relates to the 2017 Tax Act). Cash provided by operating activities included favorable changes in working capital of $16.3 million, due to higher accrued payroll and benefits of $3.9 million, primarily related to higher performance based compensation, higher accounts payable of $6.1 million due to the MVMT acquisition and timing of payments, an increase of $5.3 million in taxes payable resulting from higher pre-tax income during fiscal 2019, partially offset by an increase in inventory of $4.2 million and in accounts receivable of $2.6 million, both as a result of the growth of the business.

Cash used in investing was $109.0 million for fiscal 2019 as compared to $84.3 million for fiscal 2018. The cash used in fiscal 2019 was primarily for the acquisitions, net of cash acquired, of MVMT and 51% of the shares of City Time Distribucion, S.L.U., the Company’s distributor in Spain, payments related to the filing and registration fees related to the Company’s tradenames and capital expenditures, primarily related to the opening and renovations of the Company’s retail outlet locations, computer hardware and software, and the construction of shop-in-shops at some of the Company’s wholesale customers.

The Company expects that capital expenditures in fiscal 2020 will be $15.0 million as compared to $10.6 million in fiscal 2019. The capital spending will be primarily for projects in the ordinary course of business including facilities improvements, shop-in-shops, computer hardware and software and tooling costs. The Company has the ability to manage a portion of its capital expenditures on discretionary projects.

Cash provided by financing activities was $3.7 million for fiscal 2019 as compared to $20.9 million of cash used in financing activities for fiscal 2018. The cash provided in fiscal 2019 included proceeds from stock option exercises and proceeds from bank borrowings used to partially fund the MVMT acquisition, partially offset by the payment of dividends and repayments of bank borrowings.

Management believes that the cash on hand in addition to the expected cash flows from operations and the Company’s short-term borrowing capacity will be sufficient to meet its working capital needs for at least the next twelve months.

On October 12, 2018, the Company, together with Movado Group Delaware Holdings Corporation, Movado Retail Group, Inc. and Movado LLC (together with the Company, the “U.S. Borrowers”), each a wholly owned domestic subsidiary of the Company, and Movado Watch Company S.A. and MGI Luxury Group S.A. (collectively, the “Swiss Borrowers” and, together with the U.S. Borrowers, the “Borrowers”), each a wholly owned Swiss subsidiary of the Company, entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with the lenders party thereto and Bank of America, N.A. as administrative agent (in such capacity, the “Agent”). The Credit Agreement amends and restates the Company’s prior credit agreement dated as of January 30, 2015 (the “Prior Credit Agreement”) and extends the maturity of the $100.0 million senior secured revolving credit facility (the “Facility”) provided thereunder to October 12, 2023.  The Facility includes a $15.0 million letter of credit subfacility, a $25.0 million swingline subfacility and a $75.0 million sublimit for borrowings by the Swiss Borrowers, with provisions for uncommitted increases to the Facility of up to $50.0 million in the aggregate subject to customary terms and conditions.

As of January 31, 2019, there was 50.0 million in Swiss francs (with a dollar equivalent of $50.3 million), in loans outstanding under the Facility. Availability under the Facility was reduced by the aggregate number of letters of credit outstanding, having expiration dates through May 31, 2019 issued in connection with an operating facility lease to a landlord and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at January 31, 2019. As of January 31, 2019, availability under the Facility was $49.4 million.

The Company had weighted average borrowings under the Facility of $15.8 million and $29.3 million, with a weighted average interest rate of 1.25% and 2.64% during fiscal 2019 and 2018, respectively.

Borrowings under the Credit Agreement bear interest at rates based on either LIBOR or a specified base rate, as selected periodically by the Company. The LIBOR-based loans bear interest at LIBOR plus a spread ranging from 1.00% to 1.75% per annum and the base rate loans bear interest at the base rate plus a spread ranging from 0% to 0.75% per annum, with the spread in each case being based on the Company’s consolidated leverage ratio (as defined in the Credit Agreement). As of January 31, 2019, the Company’s spreads were 1.00% over LIBOR and 0% over the base rate.  Prior to October 12, 2018, borrowings under the Prior Credit Agreement bore interest at LIBOR plus a spread ranging from 1.25% to 1.75% per annum or at a base rate plus a spread ranging from 0.25% to 0.75% per annum, with the spread in each case being based on the Company’s consolidated leverage ratio. As of January 31, 2018, the Company’s spreads were 1.25% over LIBOR and 0.25% over the base rate. Under the Credit Agreement, the Company also agreed to pay certain fees and expenses, included in interest expense in the consolidated statements of operations, and to provide certain indemnities, all of which are customary for such financings.

The borrowings under the Facility are joint and several obligations of the Borrowers and are also cross-guaranteed by each Borrower, except that the Swiss Borrowers are not liable for, nor do they guarantee, the obligations of the U.S. Borrowers. In addition, the Borrowers’ obligations under the Facility are secured by first priority liens, subject to permitted liens, on substantially all of the U.S. Borrowers’ assets other than certain excluded assets. The Swiss Borrowers do not provide collateral to secure the obligations under the Facility.  The security agreement under the Company’s existing credit agreement remains in place in connection with the Facility and contains customary representations and warranties and covenants relating to the creation and perfection of security interests in favor of the Agent over various categories of the U.S. Borrowers’ assets.

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

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified maturity with a Swiss bank. As of January 31, 2019, these lines of credit totaled 6.5 million Swiss francs, with a dollar equivalent of $6.5 million. As of January 31, 2019, there were no borrowings against these lines. As of January 31, 2019, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.2 million in various foreign currencies, of which $0.5 million, was a restricted deposit as it relates to lease agreements.

The Company paid cash dividends of $0.80 per share or $18.5 million for fiscal 2019. The decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

On August 29, 2017, the Board approved a share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. Under this program the Company may purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise through August 29, 2020. During the fiscal year ended January 31, 2019, the Company repurchased a total of 200,088 shares of its common stock at a total cost of $7.4 million, or an average of $37.08 per share.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Payments due by period (in thousands):

	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Contractual Obligations:
Operating Lease Obligations (1)	$86,478	$14,036	$21,460	$15,962	$35,020
Purchase Obligations (2)	60,773	60,773	—	—	—
Other Long-Term Obligations (3)	144,995	35,964	56,115	52,916	—
Transition Tax (4)	25,912	2,253	4,507	6,478	12,674
Total Contractual Obligations	$318,158	$113,026	$82,082	$75,356	$47,694

(1)

Includes store operating leases, which generally provide for payment of direct operating costs in addition to rent. These obligation amounts only include future minimum lease payments and exclude direct operating costs. Effective for the Company’s first quarter of Fiscal 2020, in accordance with ASU 2016-02, “Leases,” the Company will recognize most operating leases on the consolidated balance sheet. The Company estimates recording right-of-use assets and lease liabilities in the range of $80 million and $100 million.

(2)

The Company had outstanding purchase obligations with suppliers at the end of fiscal 2019 for raw materials, finished watches and packaging in the normal course of business. These purchase obligation amounts do not represent total anticipated purchases but represent only amounts to be paid for items required to be purchased under agreements that are enforceable, legally binding and specify minimum quantity, price and term.

(3)

Other long-term obligations consist of minimum commitments related to the Company’s license agreements and endorsement agreements with brand ambassadors, and also include immaterial retainer agreements. The Company sources, distributes, advertises and sells watches pursuant to its exclusive license agreements with unaffiliated licensors. Royalty amounts are generally based on a stipulated percentage of revenues, although most of these agreements contain provisions for the payment of minimum annual royalty amounts. The license agreements have various terms and some have additional renewal options, provided that minimum sales levels are achieved. Additionally, the license agreements require the Company to pay minimum annual advertising amounts.

(4)	Transition Tax obligation is due to the enactment of the 2017 Tax Act and will be paid in installments over eight years, with the first payment having been made in fiscal 2019.

Liabilities for unrecognized income tax benefits are excluded from the table above as the Company is unable to reasonably predict the ultimate amount or timing of a settlement of such liabilities. See Note 10, Income Taxes for more information.

Long-term liabilities associated with the Company’s defined benefit plan in Switzerland are excluded from the table above due to the uncertainty of the timing of these cash disbursements. The amount and timing of cash funding related to these benefit plans will generally depend on local regulatory requirements, various economic assumptions (the most significant of which are detailed in “Critical Accounting Policies and Use of Estimates” below) and Company contributions.

Management’s estimate of contributions the Company will make to its Swiss pension plan for the fiscal year ending 2020 is approximately $1.3 million. In addition, total benefit payments to be paid to participants for the fiscal year ending 2020 from the Company’s assets are estimated to be approximately $0.7 million.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet financing, other than letters of credit and operating leases.  Effective for the Company’s first quarter of Fiscal 2020, in accordance with ASU 2016-02, “Leases,” the Company will recognize most operating leases on the consolidated balance sheet. The Company estimates recording right-of-use assets and lease in the range of $80 million to $100 million. The standard is not expected to have a significant impact on the Company’s consolidated results of operations or cash flows.

Accounting Changes and Recent Accounting Pronouncements

See Note 2 to the accompanying audited consolidated financial statements for a description of recent accounting pronouncements which may impact our consolidated financial statements in future reporting periods.

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

As of January 31, 2019, the Company’s entire net forward contracts hedging portfolio consisted of 33.0 million Swiss francs equivalent, 8.3 million Euros equivalent and 0.4 million British Pounds equivalent with various expiry dates ranging through July 10, 2019, compared to a portfolio of 19.0 million Swiss francs equivalent, 10.6 million Euros equivalent and 4.7 million British Pounds equivalent, with various expiry dates ranging through June 13, 2018. If the Company were to settle its Swiss franc forward contracts at January 31, 2019, the net result would be an immaterial loss. As of January 31, 2019, the Company’s British Pound and Euro forward contracts had no value. The Company had no Swiss franc, Euro or British Pound option contracts related to cash flow hedges as of January 31, 2019 and January 31, 2018, respectively.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under its hedging program, the Company can purchase various commodity derivative instruments, primarily futures contracts. When held, these derivatives are documented as qualified cash flow hedges, and the resulting gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. The Company did not hold any future contracts in its gold hedge portfolio as of January 31, 2019 and 2018; thus, any changes in the gold purchase price will have an equal effect on the Company’s cost of sales.

Debt and Interest Rate Risk

Floating rate debt at January 31, 2019 and 2018 totaled $50.3 million (50 million in Swiss francs) and $25.0 million, respectively. The debt outstanding at January 31, 2019 is based on LIBOR plus a spread ranging from 1.00% to 1.75% or on a base rate plus a spread ranging from 0% to 0.75% per annum. with the spread in each case being based on the Company’s consolidated leverage ratio (as defined). As of January 31, 2019, the Company’s spreads were 1.00% over LIBOR and 0% over the base rate.  The Company does not hedge these interest rate risks. Based on the average floating rate debt outstanding during fiscal 2019, a one-percent increase or decrease in the average interest rate during the period would have resulted in a change to interest expense of $0.5 million for the fiscal year ended January 31, 2019

.

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

The Company’s Chief Executive Officer and Chief Financial Officer have furnished the Sections 302 and 906 certifications required by the U.S. Securities and Exchange Commission in this annual report on Form 10-K. In addition, the Company’s Chief Executive Officer certified to the NYSE in July 2018 that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of January 31, 2019.

The Company’s internal control over financial reporting as of January 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in this report.

The management of the Company excluded MVMT from the assessment of internal control over financial reporting as of January 31, 2019 because it was acquired by the Company in a purchase business combination during fiscal 2019.  The total assets and total revenues of MVMT, a wholly-owned subsidiary, represent 4% and 5%, respectively of the related consolidated financial statement amounts as of and for the year ended January 31, 2019.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended January 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

See Consolidated Financial Statements and Supplementary Data for the Report of Independent Registered Public Accounting Firm.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item will be included in the Company’s Proxy Statement for the 2019 annual meeting of shareholders under the captions “Election of Directors” and “Management” and is incorporated herein by reference.

Information on the beneficial ownership reporting for the Company’s directors and executive officers will be contained in the Company’s Proxy Statement for the 2019 annual meeting of shareholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Information on the Company’s Audit Committee and Audit Committee Financial Expert will be contained in the Company’s Proxy Statement for the 2019 annual meeting of shareholders under the caption “Information Regarding the Board of Directors and Its Committees” and is incorporated herein by reference.

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

Item 11.  Executive Compensation

The information required by this item will be included in the Company’s Proxy Statement for the 2019 annual meeting of shareholders under the captions “Executive Compensation” and “Compensation of Directors” and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in the Company’s Proxy Statement for the 2019 annual meeting of shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this item will be included in the Company’s Proxy Statement for the 2019 annual meeting of shareholders under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information required by this item will be included in the Company’s Proxy Statement for the 2019 annual meeting of shareholders under the caption “Fees Paid to PricewaterhouseCoopers LLP” and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report
1.	Financial Statements:

See Financial Statements Index on page 44 included in Item 8 of Part II of this annual report.

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

2.2

Securities Purchase Agreement, dated as of August 15, 2018, relating to the acquisition of MVMT Watches, Inc.  Incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2018 filed on December 4, 2018.

3.1	Restated By-Laws of the Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 14, 2014.

3.2	Restated Certificate of Incorporation of the Registrant as amended ***

4.1	Specimen Common Stock Certificate. Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 1997.

4.2

Master Credit Agreement dated August 17, 2004 and August 20, 2004 between MGI Luxury Group S.A. and UBS AG. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004 *

4.3

Amended and Restated Credit Agreement, dated as of October 12, 2018, among the Company, certain U.S. and Swiss subsidiaries thereof, the lenders party thereto and Bank of America, N.A. as administrative agent.  Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2018 filed on December 4, 2018 *

4.4

Security and Pledge Agreement, dated as of January 30, 2015, by and among Movado Group, Inc., Movado Group Delaware Holdings Corporation, Movado Retail Group, Inc. and Movado LLC, as Grantors, and Bank of America, N.A., as administrative agent. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 5, 2015 *

10.1

Movado Group, Inc. 1996 Stock Incentive Plan, Amended and Restated as of April 4, 2013. Incorporated herein by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on May 2, 2013 **

10.2

Form of Stock Award Agreement under the Movado Group, Inc. 1996 Stock Incentive Plan, amended and restated as of April 4, 2013. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2015 **

10.3

Form of Option Award Agreement under the Movado Group, Inc. 1996 Stock Incentive Plan, amended and restated as of April 4, 2013. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2015 **

10.4

Movado Group, Inc. Amended and Restated Deferred Compensation Plan for Executives, effective January 1, 2013. Incorporated herein by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on May 2, 2013 **

Exhibit Number	Description
10.5

Movado Group, Inc. Executive Performance Plan, Amended and Restated as of February 1, 2014. Incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on May 8, 2014 **

10.6

Lease made December 21, 2000 between the Registrant and Mack-Cali Realty, L.P. for premises in Paramus, New Jersey together with First Amendment thereto made December 21, 2000. Incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2001.

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

10.10

Tenth Amendment to Lease dated March 10, 2011 between Mack-Cali Realty, L.P., as landlord, and the Registrant, as tenant, further amending the lease dated as of December 21, 2000. Incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2011.

10.11

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

10.14

Amended and Restated License Agreement dated January 13, 2015 between the Registrant, Swissam Products Limited and Coach, Inc. Incorporated herein by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2015.

10.15

Amended and Restated License Agreement between MGI Luxury Group, S.A., a wholly-owned Swiss subsidiary of Movado Group, Inc., Lacoste S.A., Sporloisirs S.A. and Lacoste Alligator S.A., dated March 28, 2014 with an effective date as of January 1, 2015. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed, December 30, 2014.

10.16

Amended and Restated License Agreement among Tommy Hilfiger Licensing LLC, Movado Group, Inc. and Swissam Products Limited, dated as of September 16, 2009. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2009.

10.17

Second Amendment entered into as of September 30, 2012 to Amended and Restated License Agreement dated September 16, 2009 by and between the Registrant, Swissam Products Limited and Tommy Hilfiger Licensing, LLC. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2012.

10.18

Third Amendment entered into as of November 13, 2013 to Amended and Restated License Agreement dated September 16, 2009 by and between the Registrant, Swissam Products Limited and Tommy Hilfiger Licensing, LLC. Incorporated herein by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2014.

10.19

Amended and Restated License Agreement, effective as of January 1, 2012 by and between MGI Luxury Group, S.A. and Hugo Boss Trademark Management GmbH & Co. KG. Incorporated herein by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2012.

Exhibit Number	Description
10.20

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

10.21

Amended and Restated License Agreement entered into as of November 23, 2017 by and between the Registrant and Ferrari S.p.A. Incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2018.

21.1	Subsidiaries of the Registrant ***

23.1	Consent of PricewaterhouseCoopers LLP ***

31.1	Certification of Chief Executive Officer ***

31.2	Certification of Chief Financial Officer ***

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ***

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ***

101

The following materials from the Company’s Form 10-K for the year ended January 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Equity, (vi) Notes to the Consolidated Financial Statements, (vii) Schedule II- Valuation and Qualifying Accounts and Reserves.

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

MOVADO GROUP, INC. (Registrant)
Dated: March 28, 2019	By:	/s/ Efraim Grinberg
Efraim Grinberg
Chairman of the Board of Directors
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 28, 2019	/s/ Efraim Grinberg
Efraim Grinberg
Chairman of the Board of Directors, Director
and Chief Executive Officer

Dated: March 28, 2019	/s/ Sallie A. DeMarsilis
Sallie A. DeMarsilis
Senior Vice President, Chief Financial Officer
and Principal Accounting Officer

Dated: March 28, 2019	/s/ Peter Bridgman
Peter Bridgman
Director

Dated: March 28, 2019	/s/ Richard J. Coté
Richard J. Coté
Director

Dated: March 28, 2019	/s/ Alex Grinberg
Alex Grinberg
Director

Dated: March 28, 2019	/s/ Alan H. Howard
Alan H. Howard
Director

Dated: March 28, 2019	/s/ Richard D. Isserman
Richard D. Isserman
Director

Dated: March 28, 2019	/s/ Nathan Leventhal
Nathan Leventhal
Director

Dated: March 28, 2019	/s/ Maurice Reznik
Maurice Reznik
Director
Dated: March 28, 2019	/s/ Stephen Sadove
Stephen Sadove
Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Movado Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Movado Group, Inc. and its subsidiaries (the “Company”) as of January 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the three years in the period ended January 31, 2019, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended January 31, 2019 appearing on page S-1 (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of January 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2019 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded MVMT from its assessment of internal control over financial reporting as of January 31, 2019 because it was acquired by the Company in a purchase business combination during fiscal year ended January 31,2019.  We have also excluded MVMT from our audit of internal control over financial reporting. MVMT is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 4% and 5%, respectively of the related consolidated financial statement amounts as of and for the fiscal year ended January 31, 2019.

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

March 28, 2019

We have served as the Company’s auditor since 1976.

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Year Ended January 31,
	2019	2018	2017
Net sales	$679,567	$567,953	$552,752
Cost of sales	310,209	269,875	257,935
Gross profit	369,358	298,078	294,817
Selling, general and administrative	307,161	254,878	240,836
Operating income	62,197	43,200	53,981
Other expense (Note 8)	—	—	(1,282)
Interest expense	(771)	(1,510)	(1,464)
Interest income	307	452	219
Income before income taxes	61,733	42,142	51,454
Provision for income taxes (Note 10)	162	57,367	16,315
Net income / (loss)	61,571	(15,225)	35,139
Less: Net (loss) / income attributable to noncontrolling interest	(53)	—	78
Net income / (loss) attributable to Movado Group, Inc.	$61,624	$(15,225)	$35,061
Basic income per share:
Weighted basic average shares outstanding	23,197	23,073	23,070
Net income / (loss) per share attributable to Movado Group, Inc.	$2.66	$(0.66)	$1.52
Diluted income per share:
Weighted diluted average shares outstanding	23,600	23,073	23,267
Net income / (loss) per share attributable to Movado Group, Inc.	$2.61	$(0.66)	$1.51
Dividends paid per share	$0.80	$0.52	$0.52

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Fiscal Year Ended January 31,
	2019	2018	2017
Net income / (loss)	$61,571	$(15,225)	$35,139
Other comprehensive income / (loss):
Net unrealized (loss) / gain on investments, net of tax (benefit) / provision of ($14), ($13) and $30, respectively	(72)	(6)	8
Net change in effective portion of hedging contracts, net of tax provision / (benefit) of $7, ($9) and ($10), respectively	38	(52)	(37)
Prior service cost arising during the period, net of tax (benefit) of ($118)	(425)	—	—
Amortization of prior service cost, net of tax of $1	5	—	—
Foreign currency translation adjustments	(19,382)	23,621	8,280
Total other comprehensive (loss) / income, net of taxes	(19,836)	23,563	8,251
Less:
Comprehensive income/ (loss) attributable to noncontrolling interest:
Net (loss) / income	(53)	—	78
Foreign currency translation adjustments	26	—	(24)
Total comprehensive (loss)/ income attributable to noncontrolling interest	(27)	—	54
Total comprehensive income attributable to Movado Group, Inc.	$41,762	$8,338	$43,336

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 31, 2019	January 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$189,911	$214,811
Trade receivables, net	84,026	83,098
Inventories	165,311	151,676
Other current assets	28,898	32,015
Total current assets	468,146	481,600
Property, plant and equipment, net	26,067	24,671
Deferred and non-current income taxes	24,503	6,443
Goodwill	136,033	60,269
Other intangibles, net	48,183	23,124
Other non-current assets	56,769	49,273
Total assets	$759,701	$645,380
LIABILITIES AND EQUITY
Current liabilities:
Loans payable to bank, current	$—	$25,000
Accounts payable	38,650	24,364
Accrued liabilities	44,429	32,814
Accrued payroll and benefits	18,773	15,129
Income taxes payable	10,831	2,989
Total current liabilities	112,683	100,296
Loans payable to bank	50,280	—
Deferred and non-current income taxes payable	29,242	33,063
Other non-current liabilities	67,120	41,686
Total liabilities	259,325	175,045
Commitments and contingencies (Note 9)
Redeemable noncontrolling interest	3,721	—
Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 27,701,742 and 27,342,802 shares issued and outstanding, respectively	277	273
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,586,780 and 6,641,950 shares issued and outstanding, respectively	65	66
Capital in excess of par value	201,814	189,808
Retained earnings	431,180	388,739
Accumulated other comprehensive income	80,507	100,343
Treasury Stock, 11,268,492 and 11,046,671 shares, respectively, at cost	(217,188)	(208,894)
Total Movado Group, Inc. shareholders' equity	496,655	470,335
Total liabilities, redeemable noncontrolling interest and equity	$759,701	$645,380

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended January 31,
	2019	2018	2017
Cash flows from operating activities:
Net income / (loss) attributable to Movado Group, Inc.	$61,624	$(15,225)	$35,061
Adjustments to reconcile net income/ (loss) to net cash provided by operating activities:
Depreciation and amortization	14,165	13,457	11,507
Transactional (gains) / losses	275	(1,011)	2,041
Provision for inventories and accounts receivable	4,910	3,792	2,757
Deferred income taxes	(11,388)	461	(3,753)
Stock-based compensation	6,042	4,874	7,281
Impairment of long-term investment	—	—	1,282
Cost savings initiatives	(281)	13,587	—
(Benefit) / Charge for 2017 tax act	(7,446)	45,002	—
Other	70	—	78
Changes in assets and liabilities:
Trade receivables	(2,640)	(9,286)	2,878
Inventories	(4,234)	6,624	7,442
Other current assets	5,375	(3,824)	512
Accounts payable	6,082	(4,006)	(401)
Accrued liabilities	2,623	(416)	244
Accrued payroll and benefits	3,851	1,672	(4,227)
Income taxes payable	5,252	(1,898)	(2,479)
Other non-current assets	721	(6,630)	(7,569)
Other non-current liabilities	1,169	7,551	5,499
Net cash provided by operating activities	86,170	54,724	58,153
Cash flows from investing activities:
Capital expenditures	(10,635)	(5,810)	(5,920)
Tradenames and other intangibles	(492)	(556)	(328)
Short-term investment	—	—	(152)
Restricted cash deposits	—	1,018	(1,156)
Acquisitions, net of cash acquired	(97,882)	(78,991)	—
Net cash used in investing activities	(109,009)	(84,339)	(7,556)
Cash flows from financing activities:
Proceeds from bank borrowings	50,296		3,000
Repayments of bank borrowings	(25,000)	(5,000)	(13,000)
Stock options exercised and other changes	4,968	(159)	(296)
Stock repurchase	(7,418)	(3,631)	(3,864)
Purchase of incremental ownership of joint venture	—	(162)	(1,320)
Debt issuance cost	(689)	—	—
Dividends paid	(18,469)	(11,934)	(11,930)
Net cash provided / (used in) by financing activities	3,688	(20,886)	(27,410)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,801)	9,033	4,904
Net (decrease) / increase in cash, cash equivalents and restricted cash	(24,952)	(41,468)	28,091
Cash, cash equivalents and restricted cash at beginning of year	215,411	256,879	228,788
Cash, cash equivalents and restricted cash at end of year	$190,459	$215,411	$256,879

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$189,911	$214,811	$256,279
Restricted cash included in other non-current assets	548	600	600
Cash, cash equivalents, and restricted cash	$190,459	$215,411	$256,879

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except per share amounts)

	Preferred Stock	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Movado Group, Inc. Shareholders' Equity	Redeemable Noncontrolling Interests
Balance, January 31, 2016	$—	$270	$66	$178,118	$392,788	$68,505	$(199,195)	$440,552	$595
Net income/ (loss) attributable to Movado Group, Inc.					35,061			35,061	78
Dividends ($0.52 per share)					(11,930)			(11,930)
Stock options exercised, net of tax of $265		2		776			(1,339)	(561)
Joint venture incremental share purchase				(1,011)				(1,011)	(649)
Stock repurchase							(3,864)	(3,864)
Supplemental executive retirement plan				190				190
Stock-based compensation expense				7,281				7,281
Net unrealized loss on investments, net of tax provision of $30						8		8
Net change in effective portion of hedging contracts, net of tax benefit of $10						(37)		(37)
Foreign currency translation adjustment (3)						8,304		8,304	(24)
Balance, January 31, 2017	—	272	66	185,354	415,919	76,780	(204,398)	473,993	—
Net income/ (loss) attributable to Movado Group, Inc.					(15,225)			(15,225)
Dividends ($0.52 per share)					(11,934)			(11,934)
Tax effect of rate change on marketable securities (4)					(21)	21		—
Stock options exercised		1		705			(865)	(159)
Stock repurchase							(3,631)	(3,631)
Supplemental executive retirement plan				124				124
Stock-based compensation expense (5)				3,625				3,625
Net unrealized loss on investments, net of tax benefit of $13						(27)		(27)
Net change in effective portion of hedging contracts, net of tax benefit of $9						(52)		(52)
Foreign currency translation adjustment (3)						23,621		23,621
Balance, January 31, 2018	—	273	66	189,808	388,739	100,343	(208,894)	470,335	—
Net income/ (loss) attributable to Movado Group, Inc.					61,624			61,624	(53)
Dividends ($0.80 per share)					(18,469)			(18,469)
Adoption of new revenue recognition standard (Topic 606)					(714)			(714)
Stock options exercised		3		5,841			(876)	4,968
Joint venture purchase								—	3,748
Stock repurchase							(7,418)	(7,418)
Supplemental executive retirement plan				123				123
Stock-based compensation expense				6,042				6,042
Net unrealized loss on investments, net of tax benefit of $14						(72)		(72)
Net change in effective portion of hedging contracts, net of tax provision of $7						38		38
Prior service cost, net of tax benefit of $117						(420)		(420)
Conversion of Class A Stock to Common Stock		1	(1)					—
Foreign currency translation adjustment (3)						(19,382)		(19,382)	26
Balance, January 31, 2019	$—	$277	$65	$201,814	$431,180	$80,507	$(217,188)	$496,655	$3,721

(1)	Each share of common stock is entitled to one vote per share on all matters submitted to a vote of the shareholders.
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

(3)	The currency translation adjustment is not adjusted for income taxes to the extent that it relates to permanent investments of earnings in international subsidiaries.
(4)	Due to the early adoption of ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income “.
(5)	Stock-based compensation expense in fiscal 2018 includes $1.2 million related to the Company’s cost savings initiatives.

See Notes to Consolidated Financial Statements

NOTES TO MOVADO GROUP, INC.’S CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Movado Group, Inc. (together with its subsidiaries, the “Company”) designs, sources, markets and distributes quality watches with prominent brands in almost every price category comprising the watch industry. In fiscal 2019, the Company marketed the following distinct brands of watches: Concord, Ebel, Movado, Olivia Burton, Coach, Tommy Hilfiger, HUGO BOSS, Lacoste, Scuderia Ferrari and Rebecca Minkoff/Uri Minkoff. On October 1, 2018, the Company acquired all the outstanding equity interests of MVMT Watches, Inc., the owner of the MVMT global aspirational lifestyle brand (“MVMT”).

Movado (with the exception of certain Movado collections, including Movado BOLD), Ebel and Concord watches are manufactured in Switzerland by independent third-party assemblers and are manufactured using Swiss movements. All of the Company’s products are manufactured using components obtained from third party suppliers. Certain Movado collections of watches, including Movado BOLD, are manufactured by independent contractors in Asia using Swiss movements. Coach, Tommy Hilfiger, HUGO BOSS, Lacoste, MVMT, Olivia Burton, Scuderia Ferrari and Rebecca Minkoff and Uri Minkoff watches are manufactured by independent contractors in Asia.

In addition to its sales to trade customers and independent distributors, the Company sells directly to consumers via its e-commerce platforms and also operates 43 retail outlet locations throughout the United States and one in Canada, through which it sells current and discontinued models and factory seconds of all of the Company’s watches.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated. To the extent a subsidiary is not wholly owned, any related noncontrolling interests are included as a separate component of Shareholders’ Equity.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates and assumptions are based on management’s best estimates and judgment. On an on-going basis, the Company evaluates its estimates and judgement. These estimates include accounting for sales discounts, returns, allowances and incentives, warranties, income taxes, depreciation, amortization, inventory write-downs, stock-based compensation, pensions, contingencies, impairments and asset and liability valuations.  Actual results could differ from those estimates.

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

The financial statements of the Company’s international subsidiaries have been translated into United States dollars by translating balance sheet accounts at year-end exchange rates and the weighted average exchange rate for each period for revenues, expenses, gains, losses and cash flows. Foreign currency transaction gains and losses are charged or credited to earnings as incurred. Foreign currency translation gains and losses are reflected in the equity section of the Company’s consolidated balance sheets in Accumulated Other Comprehensive Income.

Cash and Cash Equivalents and Restricted Cash

Cash equivalents include all highly liquid investments with original maturities at date of purchase of three months or less.

Restricted cash is comprised of cash or cash equivalents which has been placed into an account that is restricted for a specific use and from which the Company cannot withdraw the cash on demand.

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

The Company’s trade customers include department stores, jewelry store chains and independent jewelers. All of the Company’s watch brands are also marketed outside the U.S. through a network of independent distributors. Accounts receivable are stated net of doubtful accounts, returns and allowances of $23.8 million, $21.6 million, and $18.9 million at January 31, 2019, 2018 and 2017, respectively. Additionally, $2.2 million, $2.3 million and $2.2 million of receivables and allowances were recorded in non-current assets as of January 31, 2019, 2018 and 2017, respectively. Accounts receivable are also stated net of co-operative advertising allowances of $9.4 million, $9.4 million, and $7.8 million at January 31, 2019, 2018, and 2017, respectively. Co-operative advertising allowances are credits taken by the customer at a future date on previously executed co-operative advertising.

The Company’s concentrations of credit risk arise primarily from accounts receivable related to trade customers during the peak selling seasons. The Company has significant accounts receivable balances due from major national chain and department stores. The Company’s results of operations could be materially adversely affected in the event any of these customers or a group of these customers defaulted on all or a significant portion of their obligations to the Company as a result of financial difficulties. As of January 31, 2019, except for those accounts provided for in the allowance for doubtful accounts, the Company knew of no situations with any of the Company’s major customers which would indicate any such customer’s inability to make its required payments.

No single customer accounted for more than 10% of net sales during any of the years in the three-year period ended January 31, 2019.  No single customer accounted for more than 10% of the Company’s account receivable balance at January 31, 2019 or 2018.

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

Property, Plant and Equipment

Property, plant and equipment, including computer software, are stated at cost less accumulated depreciation. The Company capitalizes certain computer software costs after technological feasibility has been established. Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the assets. The cost of property, plant and equipment and related depreciation and amortization are removed from the accounts upon the disposition or retirement of such assets and the resulting gain or loss is reflected in operating income.

Intangibles

Intangible assets consist primarily of a trade names, customer relationships and trademarks. In accordance with applicable guidance, the Company estimates and records the fair value of purchased intangible assets at the time of their acquisition. The fair values of these intangible assets are estimated based on independent third-party appraisals. Finite-lived intangible assets are amortized over their respective estimated useful lives, which range from three to ten years, and are evaluated for impairment periodically and whenever events or changes in circumstances indicate that their related carrying values may not be fully recoverable. Estimates of fair value for finite-lived intangible assets are primarily determined using discounted cash flow analysis of such assets, with consideration of market comparisons and recent transactions. This approach uses significant estimates and assumptions, including projected future cash flows, discount rates and growth rates.

Goodwill

At the time of an acquisition, in accordance with applicable guidance, the Company records all acquired net assets at their estimated fair values. These estimated fair values are based on management’s assessments and independent third-party appraisals. The excess of the purchase consideration plus the fair value of any noncontrolling interest in the acquired company over the aggregate estimated fair values of the acquired net assets, including any contingent consideration, is recorded as goodwill.

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

At November 1, 2018 and 2017, the Company evaluated goodwill for impairment. There were no indicators of impairment under this analysis and, accordingly, no impairment charge was recorded in fiscal 2019 or in fiscal 2018, respectively.

Noncontrolling Interest

Noncontrolling interests in subsidiaries that are redeemable for cash or other assets outside of the Company’s control are classified as mezzanine equity, outside of equity and liabilities, at the greater of the carrying value or the redemption value. The increases and decreases in the redemption amount are recorded with corresponding adjustments against the Capital in excess of par value and are reflected in the computation of earnings per share using the two-class method.

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

At November 1, 2018 and 2017, the Company evaluated long-lived assets for impairment. There were no indicators of impairment under this analysis and, accordingly, no impairment charge was recorded in fiscal 2019 or in fiscal 2018, respectively

Deferred Rent Obligations and Contributions from Landlords

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

Derivative Financial Instruments

The Company accounts for its derivative financial instruments in accordance with the accounting guidance which requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. A significant portion of the Company’s purchases are denominated in Swiss francs and, to a lesser extent, the Japanese Yen. The Company also sells to third-party customers in a variety of foreign currencies, most notably the Euro and the British Pound. The Company reduces its exposure to the Swiss franc, Euro, British Pound and Japanese Yen exchange rate risks through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. In the event these exposures do not offset, from time to time the Company uses forward contracts to further reduce the net exposures to currency fluctuations. Certain of these contracts meet the requirements of qualified hedges. In these circumstances, the Company designates and documents these derivative instruments as a cash flow hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. Changes in the fair value of hedges designated and documented as a cash flow hedge and which are highly effective, are recorded in other comprehensive income until the underlying transaction affects earnings, and then are later reclassified into earnings in the same account as the hedged transaction. The earnings impact is mostly offset by the effects of currency movements on the underlying hedged transactions. The Company formally assesses, both at the inception and at each financial quarter thereafter, the effectiveness of the derivative instrument hedging the underlying forecasted cash flow transaction. The Company does not exclude any designated cash flow hedges from its effectiveness testing. Any ineffectiveness related to the derivative financial instruments’ change in fair value will be recognized as other expense in the Consolidated Statements of Operations in the period in which the ineffectiveness was calculated.

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

Cost of Sales

Cost of sales of the Company’s products consist primarily of costs for raw materials, component costs, royalties, depreciation, amortization, assembly costs, shipping to e-commerce customers, design costs and unit overhead costs associated with the Company’s supply chain operations predominately in Switzerland and Asia. The Company’s supply chain operations consist of logistics management of assembly operations and product sourcing predominately in Switzerland and Asia and minor assembly in Switzerland.

Selling, General and Administrative (“SG&A”) Expenses

The Company’s SG&A expenses consist primarily of marketing, selling, distribution, general and administrative expenses.

Marketing expenditures are based principally on overall strategic considerations relative to maintaining or increasing market share in markets that management considers to be crucial to the Company’s continued success as well as on general economic conditions in the various markets around the world in which the Company sells its products. Marketing expenses include salaries, various forms of media advertising, digital advertising, customer acquisition costs and co-operative advertising with customers and distributors and other point of sale marketing and promotion spending.

Selling expenses consist primarily of salaries, sales commissions, sales force travel and related expenses, depreciation and amortization, expenses associated with the Company’s annual worldwide customer conference, and other industry trade shows and operating costs incurred in connection with the Company’s retail business. Sales commissions vary with overall sales levels. Retail selling expenses consist primarily of payroll and related expenses and store occupancy costs.

Distribution expenses consist primarily of salaries of distribution staff, rental and other occupancy costs, security, depreciation and amortization of furniture and leasehold improvements and shipping supplies.

General and administrative expenses consist primarily of salaries and other employee compensation including performance based compensation, employee benefit plan costs, office rent, management information systems costs, professional fees, bad debts, depreciation and amortization of furniture, computer software, leasehold improvements, and intangible assets and various other general corporate expenses.

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

Warranty liability, included in accrued liabilities in the consolidated balance sheets, and activity for the fiscal years ended January 31, 2019, 2018 and 2017 was as follows (in thousands):

	2019	2018	2017
Balance, beginning of year	$3,288	$2,728	$2,556
Provision charged to operations	2,249	2,845	2,092
Settlements made	(2,834)	(2,285)	(1,920)
Balance, end of year	$2,703	$3,288	$2,728

Pre-opening Costs

Marketing and administrative costs associated with the opening of retail stores are expensed in the period incurred.

Marketing

The Company expenses the production costs of an advertising campaign at the commencement date of the advertising campaign. Included in marketing expenses are costs associated with co-operative advertising, media advertising, digital advertising, customer acquisition costs, production costs and costs of point of sale materials and displays. These costs are recorded as SG&A expenses. The Company participates in co-operative advertising programs on a voluntary basis and receives a “separately identifiable benefit in exchange for the consideration.” Since the amount of consideration paid to the retailer does not exceed the fair value of the benefit received by the Company, these costs are recorded as SG&A expenses as opposed to being recorded as a reduction of revenue. Marketing expense for fiscal 2019, 2018 and 2017 was $108.2 million, $73.1 million and $75.7 million, respectively.

Included in other current assets and non-current assets in the consolidated balance sheets are the costs of certain prepaid advertising, including principally product displays and point of sale materials and to a lesser extent licensing agreements and sponsorships. Prepaid advertising accounted for $5.4 million and $6.1 million in other current assets at January 31, 2019 and 2018, respectively. Prepaid advertising accounted for $1.5 million and $1.7 million in other non-current assets at January 31, 2019 and 2018, respectively.

Loyalty Program

Our MVMT (see Note 3) Insider Rewards loyalty program allows customers to earn points for every purchase made and for engaging with MVMT’s brand through social media and other platforms. Once enough points are earned, the points may be redeemed like cash on www.mvmtwatches.com. MVMT Insider Rewards loyalty program liabilities of $0.3 million were included in other current liabilities at January 31, 2019. The Company recognizes the estimated net amount of the rewards that will be earned and redeemed as a reduction of net sales or in selling, general and administrative, dependent on how points were earned.

Shipping and Handling Costs

Amounts charged to customers for shipping and handling were $2.2 million, $1.8 million and $1.9 million for fiscal years 2019, 2018 and 2017, respectively. The costs related to shipping and handling were $9.8 million, $5.2 million and $5.6 million for fiscal years 2019, 2018 and 2017, respectively. The amounts charged and incurred by the Company related to shipping and handling are included in net sales and cost of goods sold, respectively.

Collaborative Arrangement

The Company participates in a collaborative arrangement with Rebecca Minkoff, LLC relating to the Rebecca Minkoff and Uri Minkoff brand names. Both parties to the arrangement are active participants in the collaboration and are exposed to significant risks and rewards dependent on the commercial success of the activities. The arrangement involves various activities including the design, development, distribution and marketing of watches under the brand names. Amounts due between the parties to the arrangement related to sales and related activities are recorded in the Company’s cost of sales while those amounts related to general and administrative activities are recorded as an adjustment to selling, general and administrative expenses. The Company generated immaterial revenues and incurred immaterial expenses under its collaborative arrangement during fiscal 2019.

Income Taxes

The Company, under Accounting Standards Codification guidance for Income Taxes (“ASC Topic 740”), follows the asset and liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax laws and tax rates, in each jurisdiction where the Company operates, and applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date. In addition, the amounts of any future tax benefits are reduced by a valuation allowance to the extent such benefits are not expected to be realized on a more-likely-than-not basis. The Company calculates estimated income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for both book and tax purposes.

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

The 2017 Tax Act signed into law on December 22, 2017 constitutes a major change to the U.S. tax system. The 2017 Tax Act significantly changed the existing U.S. corporate income tax laws by, among other things, lowering the corporate tax rate from 35% to 21%, limiting the deductibility of interest expense and executive compensation, implementing a territorial tax system, and imposing a one-time mandatory deemed repatriation Transition Tax on cumulative undistributed foreign earnings which have not been previously taxed. The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) which allowed the Company to record provisional amounts related to the 2017 Tax Act and provides a measurement period of up to one year from the enactment date for companies to complete their accounting under ASC Topic 740. As of December 21, 2018, the Company completed its accounting for the tax effects of the enactment (Note 10 – Income Taxes). The Company has finalized its policy election to account for the tax on Global Intangible Low-Tax Income (“GILTI”) as a period cost and therefore has not recorded deferred taxes related to GILTI.

The Company early adopted Accounting Standards Update (“ASU”) 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“AOCI”) which permits companies to reclassify disproportionate tax effects in accumulated other comprehensive income caused by the 2017 Tax Act to retained earnings. As a result, the Company made the election to reclassify the income tax effects of the 2017 Tax Act from AOCI to retained earnings in the prior year. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial position.

Comparable Stores Sales

The Company considers comparable outlet store sales to be sales of stores that were open as of February 1st of the prior fiscal year through January 31st of the current fiscal year. The Company had 37 comparable outlet stores for the year ended January 31, 2019. The sales from stores that have been relocated, renovated or refurbished are included in the calculation of comparable store sales. The method of calculating comparable store sales varies across the retail industry. As a result, the Company’s method for the calculation of comparable store sales may not be the same as measures used or reported by other companies.

Earnings Per Share

The Company presents net income / (loss) attributable to Movado Group, Inc. after adjusting for redeemable noncontrolling interest, as applicable per share on a basic and diluted basis. Basic earnings per share is computed using weighted-average shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of shares outstanding adjusted for dilutive common stock equivalents.

The number of shares used in calculating basic and diluted earnings (loss) per share is as follows (in thousands):

	Fiscal Years Ended January 31,
	2019	2018	2017
Weighted average common shares outstanding:
Basic	23,197	23,073	23,070
Effect of dilutive securities:
Options to purchase shares of common stock	403	—	197
Diluted	23,600	23,073	23,267

For the fiscal years ended January 31, 2019, 2018 and 2017 81,185, 795,644 and 785,190 respectively, of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.  For the fiscal year ended January 31, 2018, the Company also had 198,804 stock options outstanding that could potentially dilute earnings per share in future periods that were excluded from the computation of diluted EPS because their effect would have been anti-dilutive given the net loss during the period.

Stock-Based Compensation

The Company utilizes the Black-Scholes option-pricing model which requires that certain assumptions be made to calculate the fair value of each option at the grant date. The expected life of stock option grants is determined using historical data and represents the time period during which the stock option is expected to be outstanding until it is exercised. The risk free interest rate is based on the U.S. treasury note interest rate in effect on the date of grant for the expected life of the stock option. The expected stock price volatility is derived from historical volatility and calculated based on the estimated term structure of the stock option grant. The expected dividend yield is calculated using the Company’s historical average of annualized dividend yields and applied over the expected term of the option. Management monitors stock option exercises and employee termination patterns to estimate forfeitures rates within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.

In addition to stock options, the Company may also grant stock awards to employees. The stock awards are generally in the form of time-vesting restricted stock unit awards (pursuant to which unrestricted shares of Common Stock are issued to the grantee when the award vests) or performance-based awards (under which vesting occurs only if one or more predetermined financial goals are achieved within the relevant performance period); both are subject to the participant’s continued employment with the Company through such vesting date. Stock awards generally are cliff-vested after three years from the date of grant. The fair value of stock awards is equal to the closing price of the Company’s publicly-traded common stock on the grant date.

Compensation expense for all awards is accrued based on the estimated number of instruments for which the requisite service is expected to be rendered as well as awards expected to be paid in cash. This estimate is reflected in the period the stock option and stock awards are either granted or canceled. Expense related to stock options and stock awards compensation is recognized on a straight-line basis over the vesting term

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) attributable to the Movado Group, Inc. and other gains and losses that are not included in net income (loss), but are recorded directly in the consolidated statements of shareholders’ equity, such as the unrealized gains and losses on the translation of the assets and liabilities of the Company’s foreign operations, unrealized gains or losses on available for sale securities and prior service costs associated with pension benefits, net of tax, that have not been recognized as components of net periodic benefit cost.

Reclassifications

Certain reclassifications have been made to prior years consolidated financial statement amounts and related note disclosures to conform to fiscal 2019 presentation. The Company reclassified restricted cash to cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows in accordance with ASU 2016-18, “Statement of Cash Flows (Topic 230) — Restricted Cash”. The Company also reclassified the activity during fiscal 2017 of its noncontrolling interest in the consolidated statements of cash flows and changes in equity to agree to current year’s presentation.

NOTE 2 –RECENT ACCOUNTING PRONOUNCEMENTS

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

On June 20, 2018, the FASB issued ASU 2018-07, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees.  For public companies, the standard will be effective for the first interim reporting period within annual periods beginning after December 15, 2018, which will be the Company’s first quarter of fiscal 2020, with early adoption permitted. The new standard must be adopted using a modified retrospective transition with a cumulative effect adjustment recorded to opening retained earnings as of the initial adoption date.  The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

On February 25, 2016, FASB issued ASU 2016-02, “Leases,” which requires lessees to recognize most leases on the balance sheet. This change is expected to increase both reported assets and liabilities. For public companies, the standard will be effective for the first interim reporting period within annual periods beginning after December 15, 2018, which will be the Company’s first quarter of fiscal 2020. The requirements of this standard include a significant increase in required disclosures and will result in a material increase to the Company’s total assets and liabilities through recognition of right-of-use assets and related lease liabilities. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” to clarify the implementation guidance and ASU No. 2018-11, “Leases (Topic 842) Targeted Improvements.” This updated guidance provides an optional transition method, which allows for the initial application of the new accounting standard at the adoption date and the recognition of a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the period of adoption. The Company will apply the transition requirements at the February 1, 2019 effective date by showing a cumulative effect adjustment in the first quarter of fiscal 2020, rather than restating any prior periods. In addition, the Company will elect the package of practical expedients permitted under the transition guidance, which does not require reassessment of prior conclusions related to contracts containing a lease, lease classification and initial direct lease costs.  The Company is in the process of finalizing its calculation and testing of the third-party software solution and estimates recording right-of-use assets and lease liabilities in the range of $80 million to $100 million. The standard is not expected to have a significant impact on the Company’s consolidated results of operations or cash flows.

On August 28, 2017, FASB issued ASU 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities,” which expands an entity’s ability to apply hedge accounting for nonfinancial and financial risk components and allows for a simplified approach for fair value hedging of interest rate risk. The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The new guidance also simplifies the hedge documentation and effectiveness assessment requirements. For public companies, the standard will be effective for the first interim reporting period within annual periods beginning after December 15, 2018, which will be the Company’s first quarter of fiscal 2020, with early adoption permitted. The new standard must be adopted using a modified retrospective transition with a cumulative effect adjustment recorded to opening retained earnings as of the initial adoption date. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.

NOTE 3 – ACQUISITIONS

City Time

On December 3, 2018, the Company acquired 51% of City Time Distribucion, S.L.U, (“City Time”), the Company’s distributor in Spain, and simultaneously signed a joint venture agreement. The purchase price was $4.8 million, or 4.2 million Euros, net of cash acquired, and was funded with cash on hand. The results of City Time have been included in the consolidated financial statements since the date of acquisition within the International location of the Watch and Accessory Brands segment. Of the total purchase consideration, there was no material amounts allocated to assets acquired and liabilities assumed.

Pursuant to the joint venture agreement, the noncontrolling interest holder has the right to sell its interest in City Time to the Company on two specific dates in the future. The noncontrolling interest is not redeemable until such dates. The Company will adjust the carrying value of the redeemable interest to the redemption amount assuming the security was redeemable at the balance sheet date.  At January 31, 2019, the Company concluded that the remeasurement adjustment is immaterial.

MVMT

On October 1, 2018, the Company acquired MVMT Watches, Inc., owner of MVMT, for an initial payment of $100.0 million and two future contingent payments that combined could total up to an additional $100.0 million before tax benefits. The exact amount of the future payments will be determined by MVMT's future financial performance with no minimum required future payment. After giving effect to the closing adjustments, the purchase price was $108.4 million, net of cash acquired of $3.8 million. The acquisition was funded with cash on hand and adds a new brand with significant global growth potential to the Company’s portfolio.

The results of the MVMT brand have been included in the consolidated financial statements since the date of acquisition within the U.S. and International locations of the Watch and Accessory Brands segment. For the fiscal year ended January 31, 2019, consolidated operating income included $14.4 million of expenses primarily related to integration and transaction costs, as a result of the Company’s acquisition of MVMT.

The acquisition was accounted for in accordance with FASB Topic ASC 805-Business Combinations, which requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.

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

Inventories (as of October 1, 2018) included a step-up adjustment of $0.7 million, which is being amortized over 5 months. The components of Trade name and other intangibles (as of October 1, 2018) included a trade name of $24.7 million (amortized over 10 years), and customer relationships of $4.2 million (amortized over 10 years).

Other non-current assets and other non-current liabilities each included $6.5 million at the acquisition date related to escrow amounts established under the acquisition agreement, associated with certain contingencies that existed at the date of acquisition. In January 2019, $1.4 million of the escrow amount was settled. Upon settlement of all of the remaining contingencies, the excess funds in escrow, if any will be returned to the selling group. If the costs to settle the contingencies exceed the escrowed balances, the additional cost shall be borne by the Company.

The acquisition agreement also includes a contingent consideration arrangement based on the MVMT brand achieving certain revenue and EBITDA (as defined in the acquisition agreement) targets. In connection therewith, the Company recorded a non-current liability of $16.5 million as of the date of acquisition to reflect the estimated fair value of the contingent purchase price. $14.5 million is allocated to purchase price and $2.0 million to deferred compensation expense based on future employee service requirements.

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

As of the January 31, 2019 remeasurement date, the contingent purchase price liability has been accreted to $16.7 million.  The $0.2 million increase in the liability is included as a reduction in operating income in the Consolidated Statement of Operations. Refer to Note 8 for further discussion of fair value measurements.

The Company recorded goodwill (as of October 1, 2018) of $77.5 million based on the amount by which the purchase price exceeded the fair value of the net assets acquired. As the structure of the acquisition allowed for a step up in basis for tax purposes, the full amount of the goodwill balance will be deductible for federal income tax purposes over 15 years.

MVMT’s operating results have been included in the Company’s Consolidated Financial Statements beginning October 1, 2018.  Net sales of the acquired MVMT brand since the date of acquisition through January 31, 2019 were $39.8 million. The MVMT brand’s operating income since the date of acquisition was $0.6 million. These foregoing operating results exclude certain activity of the Company or its wholly owned subsidiaries in support of the MVMT brand.

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

	Fiscal Year Ended January 31,
	2019	2018 (1)
(In thousands, except per share data)	(Unaudited)
Net sales	$712,587	$639,319
Net income / (loss) attributable to Movado Croup, Inc. (1)	$64,118	$(21,519)
Basic income per share:
Net income / (loss) per share attributable to Movado Group, Inc.	$2.76	$(0.93)
Diluted income per share:
Net income / (loss) per share attributable to Movado Group, Inc.	$2.72	$(0.93)

(1)	Includes non-recurring transaction costs of $7.0 million associated with the acquisition.

Olivia Burton

On July 3, 2017, the Company, through a wholly-owned U.K. subsidiary, acquired JLB Brands Ltd. (“JLB”), the owner of the Olivia Burton brand, one of the United Kingdom’s fastest growing fashion watch and jewelry brands, for $78.2 million, or £60.0 million in cash, subject to working capital and other closing adjustments. After giving effect to the closing adjustments, the purchase price was $79.0 million, or £60.7 million, net of cash acquired of $5.9 million, or £4.5 million. The acquisition was funded with cash on hand of the Company’s non-U.S. subsidiaries, and no debt was assumed in the acquisition. The acquisition adds a new brand with significant global growth potential to the Company’s portfolio.

The results of JLB’s operations have been included in the consolidated financial statements since the date of acquisition within the International location of the Watch and Accessory Brands segment. In the Watch and Accessory Brands segment, for the fiscal year ended January 31, 2019 and 2018, operating income included $2.9 million and $6.8 million, respectively, of expenses primarily related to transaction costs and adjustments in acquisition accounting, as a result of the Company’s purchase of JLB.

The acquisition was accounted for in accordance with ASC 805, which requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition

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

Inventories (as of July 3, 2017) included a step-up adjustment of $0.8 million, which was expensed over the sell-through cycle of three months. The components of Trade name and other intangibles (as of July 3, 2017) include a trade name of $12.8 million (amortized over 10 years), and customer relationships of $8.6 million (amortized over 6 years).

The Company recorded goodwill (as of July 3, 2017) of $55.3 million based on the amount by which the purchase price exceeded the fair value of the net assets acquired. Goodwill related to the acquisition of the Olivia Burton brand is not deductible for income tax purposes.

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

The changes in the carrying amount of goodwill during the fiscal years ended January 31, 2019, 2018 and 2017 are as follows (in thousands):

	MVMT (1)	City Time(2)	JLB (3)	Total
Balance at January 31, 2017	$—	$—	$—	$—
Acquisition of JLB	—	—	55,322	55,322
Foreign exchange impact	—	—	4,947	4,947
Balance at January 31, 2018	—	—	60,269	60,269
Acquisition of MVMT	77,542	—	—	77,542
Acquisition of City Time	—	2,833	—	2,833
Foreign exchange impact	—	18	(4,629)	(4,611)
Balance at January 31, 2019	$77,542	$2,851	55,640	136,033

(1)	Goodwill associated with the MVMT brand is included in the United States location of the Watch and Accessory Brands segment.
(2)	Goodwill associated with City Time is included in the International location of the Watch and Accessory Brands segment.
(3)	Goodwill associated with JLB is included in the International location of the Watch and Accessory Brands segment.

At November 1, 2018, the Company evaluated goodwill for impairment. There were no indicators of impairment under this analysis and, accordingly, no impairment charge was recorded in fiscal 2019.

The changes in the carrying amount of other intangible assets during the fiscal years ended January 31, 2019, 2018 and 2017 are as follows (in thousands):

	Trade names	Customer relationships	Other (1)	Total
Balance at January 31, 2016	$—	$—	$1,490	$1,490
Amortization	—	—	(420)	(420)
Additions	—	—	328	328
Foreign exchange impact	—	—	235	235
Balance at January 31, 2017	—	—	1,633	1,633
Acquisition of JLB	12,797	8,618	—	21,415
Additions	—	—	556	556
Amortization	(781)	(876)	(434)	(2,091)
Foreign exchange impact	1,080	715	(184)	1,611
Balance at January 31, 2018	13,096	8,457	1,571	23,124
Acquisition of MVMT	24,700	4,200	28	28,928
Acquisition of City-Time	—	1,672	—	1,672
Additions	—	—	492	492
Amortization	(2,126)	(1,628)	(597)	(4,351)
Foreign exchange impact	(899)	(520)	(263)	(1,682)
Balance at January 31, 2019	$34,771	$12,181	$1,231	$48,183

(1)	Other includes fees paid related to trademarks and non-compete agreement related to Olivia Burton brand.

Weighted average amortization periods over a straight-line basis are as follows:

In Years
Trade names	10
Customer relationships	7
Other	7

The estimated future amortization expense during each of the next five fiscal years is as follows:

For the fiscal year ending January 31,	(in thousands)
2020	$6,149
2021	6,036
2022	5,971
2023	5,942
2024	5,071
Thereafter	19,014
Total estimated future amortization expense	$48,183

NOTE 4 – INVENTORIES

Inventories consisted of the following (in thousands):

	As of January 31,
	2019	2018
Finished goods	$123,947	$112,712
Component parts	39,752	37,404
Work-in-process	1,612	1,560
	$165,311	$151,676

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

A summary of the components of property, plant and equipment and their estimated useful lives is as follows (in thousands):

	As of January 31,
	2019	2018	Estimated Useful Lives
Land and buildings	$1,176	$1,610	40 years for buildings
Furniture and equipment	52,314	48,748	4 to 10 years
Computer software	33,289	32,359	5 to 10 years
Leasehold improvements	36,727	32,814	Lesser of lease term or useful life
Design fees and tooling costs	2,250	2,398	3 years
	125,756	117,929
Less: Accumulated depreciation and amortization	(99,689)	(93,258)
Property, plant and equipment, net	$26,067	$24,671

Depreciation and amortization expense from operations related to property, plant and equipment for fiscal 2019, 2018 and 2017 was $9.4 million, $11.8 million and $11.9 million, respectively, which includes computer software amortization expense for fiscal 2019, 2018 and 2017 of $3.2 million, $3.6 million and $3.5 million, respectively.

NOTE 6 – DEBT AND LINES OF CREDIT

On October 12, 2018, the Company, together with Movado Group Delaware Holdings Corporation, Movado Retail Group, Inc. and Movado LLC (together with the Company, the “U.S. Borrowers”), each a wholly owned domestic subsidiary of the Company, and Movado Watch Company S.A. and MGI Luxury Group S.A. (collectively, the “Swiss Borrowers” and, together with the U.S. Borrowers, the “Borrowers”), each a wholly owned Swiss subsidiary of the Company, entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with the lenders party thereto and Bank of America, N.A. as administrative agent (in such capacity, the “Agent”). The Credit Agreement amends and restates the Company’s prior credit agreement dated as of January 30, 2015 (the “Prior Credit Agreement”) and extends the maturity of the $100.0 million senior secured revolving credit facility (the “Facility”) provided thereunder to October 12, 2023.  The Facility includes a $15.0 million letter of credit subfacility, a $25.0 million swingline subfacility and a $75.0 million sublimit for borrowings by the Swiss Borrowers, with provisions for uncommitted increases to the Facility of up to $50.0 million in the aggregate subject to customary terms and conditions.

As of January 31, 2019, and January 31, 2018, there were $50.0 million in Swiss francs (with a dollar equivalent of $50.3 million) and $25.0 million, respectively, in loans outstanding under the Facility. Availability under the Facility was reduced by the aggregate number of letters of credit outstanding, issued in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at both January 31, 2019 and January 31, 2018.   At January 31, 2019, the letters of credit have expiration dates through May 31, 2019. As of January 31, 2019, and January 31, 2018, availability under the Facility was $49.4 million and $74.7 million, respectively. As of January 31, 2018, the Company had classified all of the outstanding balance under the Facility as current, based on voluntary payments expected to be made during the next twelve months. As of February 28, 2018, the Company had repaid all $25.0 million of its then-outstanding debt.

The Company had weighted average borrowings under the Facility of $15.8 million and $29.3 million, with a weighted average interest rate of 1.25% and 2.64% during fiscal 2019 and 2018, respectively.

Borrowings under the Credit Agreement bear interest at rates based on either LIBOR or a specified base rate, as selected periodically by the Company. The LIBOR-based loans bear interest at LIBOR plus a spread ranging from 1.00% to 1.75% per annum and the base rate loans bear interest at the base rate plus a spread ranging from 0% to 0.75% per annum, with the spread in each case being based on the Company’s consolidated leverage ratio (as defined in the Credit Agreement). As of January 31, 2019, the Company’s spreads were 1.00% over LIBOR and 0% over the base rate.  Prior to October 12, 2018, borrowings under the Prior Credit Agreement bore interest at LIBOR plus a spread ranging from 1.25% to 1.75% per annum or at a base rate plus a spread ranging from 0.25% to 0.75% per annum, with the spread in each case being based on the Company’s consolidated leverage ratio. As of January 31, 2018, the Company’s spreads were 1.25% over LIBOR and 0.25% over the base rate. Under the Credit Agreement, the Company also agreed to pay certain fees and expenses, included in interest expense in the consolidated statements of operations, and to provide certain indemnities, all of which are customary for such financings.

The borrowings under the Facility are joint and several obligations of the Borrowers and are also cross-guaranteed by each Borrower, except that the Swiss Borrowers are not liable for, nor do they guarantee, the obligations of the U.S. Borrowers. In addition, the Borrowers’ obligations under the Facility are secured by first priority liens, subject to permitted liens, on substantially all of the U.S. Borrowers’ assets other than certain excluded assets. The Swiss Borrowers do not provide collateral to secure the obligations under the Facility.  The security agreement under the Company’s existing credit agreement remains in place in connection with the Facility and contains customary representations and warranties and covenants relating to the creation and perfection of security interests in favor of the Agent over various categories of the U.S. Borrowers’ assets.

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

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified maturity with a Swiss bank. As of January 31, 2019, and 2018, these lines of credit totaled 6.5 million Swiss francs for both periods, with a dollar equivalent of $6.5 million and $7.0 million, respectively. As of January 31, 2019, and 2018, there were no borrowings against these lines. As of January 31, 2019, and 2018, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.2 million in various foreign currencies, of which $0.5 million and $0.6 million, respectively, was a restricted deposit as it relates to lease agreements.

During fiscal 2019, the Company incurred and capitalized $0.7 million of fees related to the amendment. These fees, along with the unamortized fees of $0.3 million paid related to the base Credit Agreement, are being amortized on a straight-line basis over 60 months, the revised term of the Facility, and are included in other non-current assets on the consolidated balance sheets.

Cash paid for interest, including unused commitment fees, during fiscal 2019, 2018 and 2017 was $0.5 million, $1.2 million and $1.1 million, respectively.

NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS

As of January 31, 2019, the Company’s entire net forward contracts hedging portfolio consisted of 33 million Swiss francs equivalent, 8.3 million Euros equivalent and 0.4 million British Pounds equivalent with various expiry dates ranging through July 10, 2019.

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for derivatives as of January 31, 2019 and 2018 (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	2019 Fair Value	2018 Fair Value	Balance Sheet Location	2019 Fair Value	2018 Fair Value
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$22	$544	Accrued Liabilities	$156	$2
Total Derivative Instruments		$22	$544		$156	$2

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	2019 Fair Value	2018 Fair Value	Balance Sheet Location	2019 Fair Value	2018 Fair Value
Derivatives designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$—	$—	Accrued Liabilities	$—	$44
Total Derivative Instruments		$—	$—		$—	$44

As of January 31, 2019, and 2018, the balance of deferred net gains on derivative financial instruments documented as cash flow hedges included in accumulated other comprehensive income (“AOCI”) were immaterial for both periods, respectively. The maximum length of time the Company hedges its exposure to the fluctuation in future cash flows for forecasted transactions is 12 months. For the fiscal year ended January 31, 2019, the Company reclassified from AOCI to earnings $0.4 million of net gain, net of tax of $0.1million. For the fiscal year ended January 31, 2018, the Company reclassified from AOCI to earnings $0.9 million of net losses, net of tax benefit of $0.2 million. No ineffectiveness has been recorded in fiscal years 2019 and 2018, respectively.

NOTE 8 - FAIR VALUE MEASUREMENTS

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of January 31, 2019 and 2018 (in thousands):

		Fair Value at January 31, 2019
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$177	$—	$—	$177
Short-term investment	Other current assets	155	—	—	155
SERP assets - employer	Other non-current assets	860	—	—	860
SERP assets - employee	Other non-current assets	38,170	—	—	38,170
Hedge derivatives	Other current assets	—	22	—	22
Total		$39,362	$22	$—	$39,384
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$38,170	$—	$—	$38,170
Hedge derivatives	Accrued liabilities	—	156	—	156
Contingent purchase price liability	Other non-current liabilities	—	—	16,718	16,718
Total		$38,170	$156	$16,718	$55,044

		Fair Value at January 31, 2018
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$275	$—	$—	$275
Short-term investment	Other current assets	164	—	—	164
SERP assets - employer	Other non-current assets	994	—	—	994
SERP assets - employee	Other non-current assets	38,577	—	—	38,577
Hedge derivatives	Other current assets	—	544	—	544
Total		$40,010	$544	$—	$40,554
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$38,577	$—	$—	$38,577
Hedge derivatives	Accrued liabilities	—	46	—	46
Total		$38,577	$46	$—	$38,623

The fair values of the Company’s available-for-sale securities are based on quoted prices.  The fair value of the short-term investment, which is a guaranteed investment certificate, is based on its purchase price plus one half of a percent calculated annually. The assets related to the Company’s defined contribution supplemental executive retirement plan (“SERP”) consist of both employer (employee unvested) and employee assets which are invested in investment funds with fair values calculated based on quoted market prices. The SERP liability represents the Company’s liability to the employees in the plan for their vested balances. The hedge derivatives are entered into by the Company principally to reduce its exposure to Swiss franc, British pound and Euro exchange rate risks. Fair values of the Company’s hedge derivatives are calculated based on quoted foreign exchange rates and quoted interest rates. The carrying amount of debt approximated fair value as of January 31, 2019 and 2018 due to the availability and floating rate for similar instruments. During fiscal 2017, the Company determined that an investment in a privately held company experienced an other than temporary impairment and recorded a charge of $1.3 million, in other expenses in the Company’s Consolidated Statements of Operations, to reduce the carrying value to zero in the United States location of the Watches and Accessory Brands segment.

The fair value of the Level 3 contingent purchase price liability related to the acquisition of MVMT Watches, Inc., owner of MVMT, a global aspirational lifestyle brand, is measured using a Monte Carlo simulation with key assumptions that include revenue and brand EBITDA, (as defined in the acquisition agreement) of the acquired business during the earn-out period, volatilities, estimated discount rates, risk-free rate, and correlation. The liability is revalued each reporting period after the acquisition and increases or decreases in the fair value of the liability are recorded in the Consolidated Statements of Operations. Changes in fair value can result from the estimated achievement of the revenue and brand EBITDA performance hurdles, and movements in discount rates, volatilities, and the other key assumptions. The inputs and assumptions are not observable in the market but reflect the assumptions we believe would be made by a market participant.

The following table presents the change in the Level 3 contingent purchase price liability during the twelve months ended January 31, 2019:

Fiscal Year Ended January 31,
(In thousands)	2019
Beginning balance	$—
Acquisition of MVMT	16,500
Payments	—
Adjustments included in earnings	218
Ending balance	$16,718

There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.

See Note 15 for a discussion of the fair value of the assets held in the Company’s defined benefit plan in Switzerland.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Licensing Agreements:

The Company has minimum commitments related to the Company’s license agreements and endorsement agreements with brand ambassadors. The Company sources, distributes, advertises and sells watches pursuant to its exclusive license agreements with unaffiliated licensors. Royalty amounts under the license agreements are generally based on a stipulated percentage of revenues, although most of these agreements contain provisions for the payment of minimum annual royalty amounts. The license agreements have various terms, and some have additional renewal options, provided that minimum sales levels are achieved. Additionally, the license agreements require the Company to pay minimum annual advertising amounts. As of January 31, 2019, the total amount of the Company’s minimum commitments related to its license agreements and endorsement agreements was $144.3 million.

Operating Lease Commitments:

The Company leases office, distribution, retail and manufacturing facilities, and office equipment under operating leases, which expire at various dates through June 2030. Certain leases include renewal options and the payment of real estate taxes and other occupancy costs. Some leases also contain rent escalation clauses (step rents) that require additional rent amounts in the later years of the term. Rent expense for leases with step rents is recognized on a straight-line basis over the minimum lease term. Likewise, capital funding and other lease concessions that are occasionally provided to the Company are recorded as deferred rent and amortized on a straight-line basis over the minimum lease term as adjustments to rent expense. Rent expense for equipment and distribution, factory and office facilities under operating leases was $20.2 million, $17.8 million and $14.2 million in fiscal 2019, 2018 and 2017, respectively.

Minimum annual rentals under noncancelable operating leases as of January 31, 2019, excluding real estate taxes and operating costs, are as follows (in thousands):

Fiscal Year Ending January 31,
2020	$14,036
2021	11,325
2022	10,135
2023	8,279
2024	7,683
Thereafter	35,020
$86,478

Purchase Obligations:

The Company had outstanding purchase obligations of $60.8 million with suppliers at the end of fiscal 2019 primarily for raw materials, finished watches and packaging in the normal course of business. These purchase obligation amounts do not represent total anticipated purchases but represent only amounts to be paid for items required to be purchased under agreements that are enforceable, legally binding and specify minimum quantity, price and term.

Tax:

Due to the enactment of the 2017 Tax Act, the Company recorded an obligation associated with the Transition Tax of $28.2 million, which will be paid in installments over eight years, with the first payment having been made in fiscal 2019.

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

Acquisition Related:

The purchase consideration for the MVMT business includes two future contingent payments that combined could total up to $100 million. Although the Company has established appropriate reserves for this liability based on its current estimate of the amounts that will eventually become payable, the exact amount of the future payments will be determined by MVMT's financial performance through the end of fiscal 2023. The Company expects to recognize gains/losses, as the case may be, as the Company’s estimate of the amount payable is updated from time to time.  See Note 3 (Acquisitions).

Litigation:

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

On October 23, 2018, Swiss Time Watch & Jewellry GmbH (“ST Germany”) filed a lawsuit against the Company in the Superior Court of California for the County of Los Angeles. The lawsuit, which was subsequently removed to the United States District Court for the Central District of California, primarily alleged that the Company, as legal successor to MVMT Watches, Inc., failed to perform its obligations under the parties’ August 1, 2018 distribution agreement (the “ST Germany Agreement”).  Under this agreement, ST Germany was granted the right, subject to certain limitations, to distribute a curated collection of MVMT watch styles in Germany.  ST Germany also alleged various related torts and statutory violations and sought specific performance of the ST Germany Agreement as well as unspecified monetary damages.  In February 2019, the parties settled the matter and the lawsuit was subsequently dismissed.  The settlement terms included an immaterial cash payment by the Company and certain amendments to the ST Germany Agreement, including an extension of the agreement through early fiscal 2023.

In December 2016, U.S. Customs and Border Protection (“U.S. Customs”) issued an audit report concerning the methodology used by the Company to allocate the cost of certain watch styles imported into the U.S. among the component parts of those watches for tariff purposes. The report disputes the reasonableness of the Company’s historical allocation formulas and proposes an alternative methodology that would imply $5.1 million in underpaid duties over the five-year period covered by the statute of limitations, plus possible penalties and interest. The Company believes that U.S. Customs’ alternative duty methodology and estimate are not consistent with the Company’s facts and circumstances and is disputing U.S. Customs’ position. On February 24, 2017, the Company provided U.S. Customs with supplemental analyses and information supporting the Company’s historical allocation formulas and thereafter provided additional information for U.S. Customs’ review. Although the Company disagrees with U.S. Customs’ position, it cannot predict with any certainty the outcome of this matter. The Company intends to continue to work with U.S. Customs to reach a mutually-satisfactory resolution.

In addition to the above matters, as of January 31, 2019, the Company is involved in other legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition, future results of operations or cash flows.

NOTE 10 - INCOME TAXES

The 2017 Tax Act that was signed into law on December 22, 2017 significantly changed existing U.S. corporate income tax laws by, among other things, lowering the corporate tax rate from 35% to 21%, limiting the deductibility of interest expense and executive compensation, implementing a modified territorial tax system, and imposing a one-time mandatory deemed Transition Tax on undistributed foreign earnings which have not been previously taxed. Undistributed foreign earnings in the form of cash and cash equivalents have been taxed at a rate of 15.5% and all other earnings were taxed at a rate of 8.0%.

On December 22, 2017, the SEC issued SAB 118, which allowed the Company to record provisional amounts related to the 2017 Tax Act and provided a measurement period of up to one year from the enactment date for companies to complete their accounting under ASC Topic 740. During the fiscal year ended January 31, 2018, the Company recorded a provisional tax expense of $45.0 million. The provisional amount related to the Transition Tax, which will be paid in installments over eight years, was $28.2 million based on an estimate of foreign earnings of $279.9 million. The provisional amount related to the re-measurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was $8.3 million. The provisional change to deferred taxes related to withholding and U.S. income taxes was $8.5 million based on unremitted foreign earnings of $236.8 million, which are earmarked for future repatriation. As of December 21, 2018, the Company completed its accounting for the tax effects of the enactment and recorded immaterial adjustments to the Transition Tax and no adjustment to the re-measurement of certain deferred tax assets and liabilities based on the change in tax rate. The Company also recorded a $8.0 million reduction to deferred tax liability related to withholding and U.S. income taxes on unremitted foreign earnings. Lastly, the Company has finalized its policy election to account for the tax on GILTI as a period cost and therefore has not recorded deferred taxes related to GILTI.

FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which permits companies to reclassify disproportionate tax effects in accumulated other comprehensive income caused by the 2017 Tax Act to retained earnings. The Company early adopted ASU 2018-02 during the fourth quarter of fiscal 2018 (see Note 2 – Recent Accounting Pronouncements) and, as a result, the Company made the election to reclassify the income tax effects of the 2017 Tax Act from AOCI to retained earnings. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial position.

Income before provision for income taxes for the fiscal year ended January 31, 2019, 2018, and 2017 on a legal entity basis consists of the following (in thousands):

	2019	2018	2017
U.S. income before taxes	$6,795	$11,731	$26,299
Non-U.S. income before taxes	54,938	30,411	25,155
Income before income taxes	$61,733	$42,142	$51,454

The Company conducts business globally and, as a result, is subject to income taxes in the U.S. federal, state, local and foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities in many countries, such as Germany, Hong Kong, Switzerland and the United States. The Company is no longer subject to income tax examination for years ended prior to January 31, 2015, with few exceptions.

Cash paid for income taxes during fiscal 2019, 2018, and 2017 was $9.5 million, $20.4 million and $22.8 million respectively.

The provision (benefit) for income taxes for the fiscal years ended January 31, 2019, 2018 and 2017 consists of the following components (in thousands):

	2019	2018	2017
Current:
U.S. Federal	$6,665	$31,599	$14,079
U.S. State and Local	3,556	960	1,117
Non-U.S.	8,775	7,145	5,091
	18,996	39,704	20,287
Deferred:
U.S. Federal	(12,706)	16,671	(4,231)
U.S. State and Local	(2,339)	622	(167)
Non-U.S.	(3,789)	370	426
	(18,834)	17,663	(3,972)
Provision for income taxes	$162	$57,367	$16,315

Significant components of the Company’s deferred income tax assets and liabilities for the fiscal years ended January 31, 2019 and 2018 are as follows (in thousands):

	2019 Deferred Taxes		2018 Deferred Taxes
	Assets	Liabilities	Assets	Liabilities
Net operating loss carryforwards	$9,738	$—	$10,589	$—
Inventory	1,848	—	2,199	—
Unprocessed returns	980	—	955	—
Receivables allowances	336	—	227	—
Deferred compensation	14,953	—	12,985	—
Unrepatriated earnings	—	3,540	—	11,690
Depreciation/amortization	—	1,212	—	4,440
Other provisions/accruals	1,498	—	63	—
Deferred occupancy costs	1,222	—	—	—
Miscellaneous	271	—	—	199
	30,846	4,752	27,018	16,329
Valuation allowance	(5,257)	—	(8,960)	—
Total deferred tax assets and liabilities	$25,589	$4,752	$18,058	$16,329

As of January 31, 2019, the Company had no U.S. federal net operating loss carryforwards and had U.S. state and foreign net operating loss carryforwards of $4.7 million and $37.1 million, respectively, with expiration dates ranging from 1-10 years and some foreign jurisdictions with an indefinite carryforward period. Of the foreign net operating losses, $14.3 million are related to Switzerland and the remaining is related to China, Germany, and other foreign countries.

A valuation allowance is required to be established unless management determines it is more likely than not that the Company will ultimately utilize the tax benefit associated with a deferred tax asset. The Company has foreign valuation allowances of $5.3 million, which are primarily related to net operating loss carryforwards.

Management will continue to evaluate the appropriate level of valuation allowance on all deferred tax assets considering such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax and business strategies that could potentially enhance the likelihood of realization of the deferred tax assets.

The provision for income taxes for the fiscal years ended January 31, 2019, 2018, and 2017 differs from the U.S. federal statutory rate due to the following (in thousands):

	Fiscal Year Ended January 31,
	2019	2018	2017
Provision for income taxes at the U.S. statutory rate	$12,964	$14,248	$18,009
Lower effective non-U.S. income tax rate	(1,303)	(4,378)	(4,725)
Change in valuation allowance	(2,138)	136	828
U.S. tax provided on earnings of non-U.S. subsidiaries	—	—	541
Change in liabilities for uncertain tax positions, net	(1,346)	(381)	215
State and local taxes, net of federal benefit	962	626	617
Impact of 2017 Tax Act	(7,446)	45,002	—
Excess tax deficiencies from stock-based compensation	(118)	1,094	—
Other permanent differences	(1,759)	978	979
Other, net	346	42	(149)
Total provision for income taxes	$162	$57,367	$16,315

Due to the 2017 Tax Act, the Company had a U.S. federal statutory rate of 21.0% for its fiscal year ended January 31, 2019, a blended rate of 33.8% for fiscal year ended January 31, 2018, and a rate of 35.0% for fiscal year ended January 31, 2017. The effective tax rate for fiscal 2019 was 0.3%, primarily due to the impact of the 2017 Tax Act and the release of certain foreign valuation allowances. The effective tax rate for fiscal 2018 was 136.1%, primarily due to the impact of the 2017 Tax Act and excess tax deficiencies related to stock-based compensation, partially offset by foreign profits being taxed in lower taxing jurisdictions. The effective tax rate for fiscal 2017 was 31.7%, primarily as a result of foreign profits being taxed in lower taxing jurisdictions, partially offset by no tax benefit being recognized on certain earnings of foreign subsidiaries and U.S. tax provided on earnings of non-U.S. subsidiaries.

A windfall tax benefit of $0.1 million and a shortfall tax expense of $1.1 million were recorded in income tax expense during fiscal years 2019 and 2018, respectively. Shortfall tax expense of $0.3 million was recorded in additional paid-in-capital during fiscal year 2017.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (exclusive of interest) for the fiscal years ended January 31, 2019, 2018 and 2017 are as follows (in thousands):

	2019	2018	2017
Beginning balance	$2,354	$2,619	$2,481
Tax positions taken in the current year	234	180	142
Tax positions taken in prior years	(774)	148	—
Lapse of statute of limitations	(122)	(630)	—
Settlements	(236)	(149)	—
Non-U.S. currency exchange fluctuations	(105)	186	(4)
Ending balance	$1,351	$2,354	$2,619

Included in the balances at January 31, 2019, January 31, 2018 and January 31, 2017 are $1.2 million, $2.3 million and $2.6 million, of unrecognized tax benefits which would impact the Company’s effective tax rate, if recognized. Interest and penalties, if any, related to unrecognized tax benefits are recorded as income tax expense in the consolidated statement of operations. As of January 31, 2019, January 31, 2018 and January 31, 2017, the Company had $0.7 million, $0.8 million and $0.7 million, respectively of accrued interest (net of tax benefit) and penalties related to unrecognized tax benefits. During fiscal years 2019, 2018 and 2017, the Company accrued $0.0 million, $0.1 million and $0.1 million of interest (net of tax benefit) and penalties.

NOTE 11 – TREASURY STOCK

On August 29, 2017, the Board approved a share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. The program had replaced a prior share repurchase program approved by the Board on March 31, 2016 under which the Company was authorized to purchase up to $50.0 million of its outstanding common stock from time to time and under which $5.5 million had been repurchased. Under the existing program, the company may purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise. This authorization expires on August 29, 2020.

During the fiscal year ended January 31, 2019, under the existing repurchase program, the Company repurchased a total of 200,088 shares of its common stock at a total cost of $7.4 million, or an average of $37.08 per share. During the fiscal year ended January 31, 2018, under both the existing and previously authorized repurchase plans, the Company repurchased a total of 140,507 shares of its common stock at a total cost of $3.6 million, or an average of $25.84 per share, which included 40,000 shares repurchased from the Movado Group Foundation at a total cost of $1.1 million, or an average of $27.13 per share. During the fiscal year ended January 31, 2017, under the previously issued share repurchase program, the Company repurchased a total of 157,499 shares of its common stock at a total cost of $3.9 million, or an average of $24.54 per share, which included 35,000 shares repurchased from the Movado Group Foundation at a total cost of $1.0 million, or an average of $29.03 per share.

At January 31,2019, $40.6 million remains under the Company’s current repurchase program.

There were 21,733, 36,843 and 47,310 shares of common stock repurchased during the fiscal years ended January 31, 2019, 2018 and 2017, respectively, as a result of the surrender of shares in connection with the vesting of certain stock awards. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The accumulated balances at January 31, related to each component of accumulated other comprehensive income (loss) are as follows (in thousands):

	2019	2018	2017
Foreign currency translation adjustments	$80,808	$100,190	$76,569
Available-for-sale securities	119	191	197
Hedging contracts	—	(38)	14
Unrecognized prior service cost related to defined benefit pension plan	(420)	—	—
Total accumulated other comprehensive loss	$80,507	$100,343	$76,780

Amounts reclassified from accumulated other comprehensive income (loss) to operating income in the Consolidated Statements of Operations during fiscal 2019, 2018 and 2017 were $360, $(926) and $371, respectively.

NOTE 13 – REVENUE

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

The impact from the adoption of ASC 606 related principally to the timing of the recognition of markdowns and returns in the Company’s Watch and Accessory Brands segment. As of and for the fiscal year ended January 31, 2019, such timing differences have reversed.

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

Fiscal Year Ended
Customer Type	January 31, 2019
Wholesale	$532,565
Direct to consumer	142,439
After-sales service	4,563
Net Sales	$679,567

The Company’s revenue from contracts with customers is recognized at a point in time. The Company’s net sales disaggregated by geography are based on the location of the Company’s customer, (see Note 17 Segment and Geographic Information).

Wholesale Revenue

The Company’s wholesale revenue consists primarily of revenues from independent distributors, and from department stores, and chain and independent jewelry stores. The Company recognizes and records its revenue when obligations under the terms of a contract with the customer are satisfied, and control is transferred to the customer. Wholesale revenue is measured as the amount of consideration the Company ultimately expects to receive in exchange for transferring goods. Wholesale revenue is included entirely within the Watch and Accessory Brands Segment (see Note 17 Segment and Geographic Information), consistent with how management makes decisions regarding the allocation of resources and performance measurement.

Direct to Consumer Revenue

The Company’s direct to consumer revenue primarily consists of revenues from the Company’s outlet stores, concession stores, e-commerce, and consumer repairs. Revenue is recognized as the end consumer obtains delivery of the merchandise. Direct to Consumer revenue derived from concession stores and e-commerce is included within the Watch and Accessory Brands Segment; revenue derived from outlet stores is included within the Company Stores Segment (see Note 17 Segment and Geographic Information). Direct to Consumer revenue is determined based on the type of customer and may be included in either the Watch and Accessory Brands or Company Stores Segments based on how the Company makes decisions about the allocation of resources and performance measurement.

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

NOTE 14 – STOCK-BASED COMPENSATION

Under the Company’s Employee Stock Option Plan, as amended and restated as of April 4, 2013 (the “Plan”), the Compensation Committee of the Board of Directors, which consists of four of the Company’s non-employee directors, has the authority to grant participants incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights and stock awards, for up to 11,000,000 shares of common stock.

Stock Options:

Stock options granted to participants under the Plan generally become exercisable in equal installments over three years or cliff-vested after three years and remain exercisable until the tenth anniversary of the date of grant. All stock options granted under the Plan have an exercise price equal to or greater than the fair market value of the Company’s common stock on the grant date.

The table below presents the weighted average assumptions used with the Black-Scholes option-pricing model for the calculation of the fair value of stock options granted during the fiscal years ended January 31, 2018 and 2017.  There were no stock options granted during the fiscal year ended January 31, 2019.

	Fiscal Year Ended January 31,
	2018	2017
Expected volatility	46.16%	47.81%
Expected life in years	6.0	6.0
Risk-free interest rates	1.93%	1.42%
Dividend rate	1.51%	1.01%
Weighted average fair value per option at date of grant	$9.15	$11.17

The fair value of the stock options, less expected forfeitures, is amortized on a straight-line basis over the vesting term. Total compensation expense for stock option grants recognized during the fiscal years ended January 31, 2019, 2018 and 2017 was $0.8 million (net of tax of $0.2 million), $0.5 million (net of tax of $0.3 million), and $1.3 million (net of tax of $0.8 million), respectively.

As of January 31, 2019, there was $0.6 million of unrecognized compensation cost related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 0.6 years. Total consideration received for stock option exercises during the fiscal years ended January 31, 2019, 2018 and 2017 was $5.9 million, $2.0 million and $1.0 million, respectively. The windfall tax provision realized on these exercises in fiscal 2019 was $0.2 million.

The following table summarizes the Company’s stock option plan as of January 31, 2019 and changes during each of the fiscal years in the three-year period ended January 31, 2019:

	Outstanding Options	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at January 31, 2016 (374,377 options exercisable)	699,600	$30.41
Granted	200,346	$26.97
Exercised	(40,588)	$25.68
Cancelled	—	$—
Options outstanding at January 31, 2017 (482,255 options exercisable)	859,358	$29.83
Granted	161,205	$23.35
Exercised	(85,600)	$23.18
Cancelled	(173,262)	$30.21
Options outstanding at January 31, 2018 (394,455 options exercisable)	761,701	$29.12	$ 21.03-$45.02	6.3	$2,291
Granted	—	$—
Exercised	(189,941)	$30.77	$ 22.04-$42.12
Cancelled	(5,500)	$42.12	$ 42.12
Options outstanding at January 31, 2019	566,260	$28.43	$ 23.35-$42.12	6.2	$2,654
Exercisable at January 31, 2019	264,244	$31.89		4.4	$675
Expected to vest at January 31, 2019	296,611	$25.42		7.8	$1,950

The table below presents information related to stock option activity for the years ended January 31, 2019, 2018 and 2017:

	Fiscal Year Ended January 31,
	2019	2018	2017
	(in thousands)
Total fair value of stock options exercised	$1,912	$454	$212
Total fair value of stock options vested	$803	$1,275	$2,021

Non-vested Stock Options

A summary of the Company’s non-vested stock options at January 31, 2019 and changes during fiscal 2019 are presented below:

	Shares	Weight Average Grant Date Fair Value

Non-vested stock options:
Non-vested at January 31,2018	367,246	$10.62
Vested	(65,230)	$12.31
Non-vested at January 31,2019	302,016	$10.25

Stock Awards:

Under the Plan, the Company can also grant stock awards to employees. For fiscal years 2019, 2018 and 2017, compensation expense for stock awards was $3.8 million (net of tax of $1.2 million), $1.8 million (net of tax of $1.1 million), and $3.2 million (net of tax of $2.0 million), respectively.  As of January 31, 2019, there was $7.8 million of unrecognized compensation cost related to unvested stock awards. These costs are expected to be recognized over a weighted-average period of 2.4 years.

Transactions for stock award units under the Plan since fiscal 2016 are summarized as follows:

	Number of Stock Award Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($(000's)
January 31, 2016	374,598	$33.83
Units granted	187,777	$27.76
Units vested	(170,010)	$31.85
Units forfeited	(11,207)	$34.50
January 31, 2017	381,158	$31.71
Units granted	133,245	$23.31
Units vested	(115,574)	$39.44
Units forfeited	(56,059)	$30.27
January 31, 2018	342,770	$26.07
Units granted	228,310	$39.22
Units vested	(112,170)	$27.60
Units forfeited	(11,888)	$30.82
Units outstanding at January 31, 2019	447,022	$32.27	1.4	$14,282

Upon the vesting of a stock award, shares are issued from the pool of authorized shares. The number of shares issued can vary from 0% to 150% of the target number of underlying stock award units, depending on the extent of the achievement of predetermined financial goals. The total fair value of stock award units that vested during fiscal 2019, 2018 and 2017 was $3.1 million, $2.6 million and $4.8 million, respectively. Unvested stock award units had a total fair value of $14.3 million, $10.5 million and $10.3 million, for fiscal 2019, 2018 and 2017, respectively. The windfall tax benefit realized on the vested stock awards for fiscal 2019 was $0.3 million.

NOTE 15 – PENSION AND RETIREMENT SAVINGS PLAN

Defined Contribution Plans

401(k) Savings Plan

All employees in the United States are eligible to participate in the Company’s Employee Savings and Investment Plan (“401(k) Plan”), a tax-qualified defined contribution retirement savings plan. The Company matches 50% of each 1% contributed by the employee up to a maximum of 6% of pay (totaling a company maximum match of 3%), subject to the contribution limits imposed by the Internal Revenue Code. Employees vest in the Company match after three years of service. In fiscal 2019, 2018 and 2017, the Company contributed $1.1 million, $1.1 million and $1.0 million, respectively, in cash to the 401(k) Plan.

Other Defined Contribution Plans

The Company sponsors defined contribution benefit plans for its employees located in Switzerland (prior to amendment effective December 31, 2018 – see below for discussion) Asia and the United Kingdom. Company contributions and expenses of administering the plans were $0.6 million, $2.0 million and $2.1 million in fiscal 2019, 2018 and 2017, respectively. Contributions in fiscal 2018 and 2017 included employees located in Switzerland.

The Company maintains a defined contribution Deferred Compensation Plan (also known as a supplemental employee retirement plan or SERP). The SERP provides eligible executives with supplemental retirement benefits in addition to amounts received under the Company’s other retirement plans. The Company makes a matching contribution, up to either 5% or 10% of the executive’s salary, which vests in equal annual installments over five years. Twenty percent of the Company’s matching contribution is in the form of rights to the Company’s common stock. During fiscal 2019, 2018 and 2017, the Company recorded expenses related to the SERP of $0.7 million, $0.6 million and $0.9 million (which included $0.3 million related to the retirement of the Company’s former Vice Chairman and Chief Operating Officer).

Defined Benefit Plan

The Company sponsors a plan in Switzerland which was amended to a defined benefit plan effective December 31, 2018.  The plan covers certain international employees and is based on years of service and compensation on a career-average pay basis.

The components of the net periodic pension costs for the fiscal year ended January 31, 2019 are as follows:

(Amounts in thousands)	2019
Service cost	$93
Interest cost	25
Expected return on assets	(25)
Amortization of prior service costs	6
Net Periodic Pension Cost	$99

The other components of the net periodic pension costs, including the interest cost, expected return on assets and the amortization of the prior service cost, are all included in selling, general and administrative expenses in the consolidated statement of operations.

The estimated prior service cost that will be amortized from accumulated other comprehensive income into net periodic pension cost in the fiscal year ended January 31, 2020 is $0.1 million.

A reconciliation of the change in benefit obligation, the change in plan assets and the net amount recognized in the consolidated balance sheets shown below (based on a January 31 measurement date):

(Amounts in thousands)	2019
Change in benefit obligation:
Pension benefit obligation at 12/31/2018	$34,088
Service cost	93
Interest cost	25
Benefit and expense payments	(81)
Employee contributions	70
Foreign currency exchange rate impact	(441)
Pension benefit obligation at end of year	33,754
Change in plan assets:
Fair value of plan assets at 12/31/2018	$33,538
Company contributions	105
Benefit and expense payments	(81)
Actual return on plan assets	25
Employee contributions	70
Foreign currency exchange rate impact	(434)
Fair value of plan assets at end of year	33,223
Funded status - consolidated	$(531)
Amounts recognized in the consolidated balance sheets consist of:
Other long-term liabilities	$531
Amounts recognized in accumulated other comprehensive (loss):
Prior service cost	537
Tax effect	(117)
Net amount recognized, after tax	$420
Accumulated benefit obligation	$30,083

Investment Policy:

It is the objective of the plan sponsor to maintain an adequate level of diversification to balance market risk, to prudently invest to preserve capital and to provide sufficient liquidity while maximizing earnings for near-term payments of benefits accrued under the plans and to pay plan administrative expenses. The assumption used for the expected long-term rate of return on plan assets is based on the long-term expected returns for the investment mix of assets currently in the portfolio. Historical return trends for the various asset classes in the class portfolio are combined with current and anticipated future market conditions to estimate the rate of return for each class. These rates are then adjusted for anticipated future inflation to determine estimated nominal rates of return for each class.

The assets are classified as a Level 3 asset within the fair value hierarchy and consist of an investment in pooled assets and include separate employee accounts that are invested in equity securities, debt securities and real estate. The values of the separate accounts invested are based on values provided by the administrator of the funds that cannot be readily derived from or corroborated by observable market data.

The weighted‑average assumptions that were used to determine the Company’s benefit obligations as of the measurement date (January 31) and that were used to determine the Company’s net periodic benefit cost were as follows:

2019
Discount rate	0.90%
Salary progression rate	1.10%
Expected long-term rate of return on plan assets	0.90%

The assumptions used at the amendment date were materially consistent with those used at the measurement date.

The discount rates used are based on high quality AAA- and AA-rated corporate bonds with durations corresponding to the expected durations of the benefit obligations and service time.

The overall expected long-term rate of return on plan assets is a weighted-average expectation based on the targeted portfolio composition. Historical experience and current benchmarks are considered to arrive at expected long-term rates of return in each asset category.

The Company expects the following benefit payments to be paid out for the fiscal years indicated. The expected benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at January 31, 2019 and include estimated future employee service. The Company does not expect any plan assets to be returned to it during the fiscal year ending January 31, 2020. Payments from the pension plan are made from the plan assets.

Fiscal Year ending January 31,	(in thousands)
2020	$696
2021	709
2022	717
2023	727
2024	740
2025-2030	3,783

During fiscal 2020, the Company expects to contribute $1.3 million to its Swiss defined benefit plan.

NOTE 16 – COST SAVINGS INITIATIVES

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

A summary rollforward of costs related to the cost savings initiatives is as follows (in thousands):

	Severance and payroll related (1)	Fixed assets (1)	Other (1)	Occupancy Charges (1)	Total
Fiscal 2018 Charges (2)	$5,630	$5,166	$2,692	$99	$13,587
Cash payments	(5,895)	—	(1,847)	(34)	(7,776)
Non-cash adjustments	1,124	(5,166)	—	—	(4,042)
Foreign exchange	72	—	74	9	155
Accrued balance at January 31, 2018	931	—	919	74	1,924
Cash payments	(601)	—	(589)	(45)	(1,235)
Non-cash adjustments (3)	(30)	—	(251)	—	(281)
Foreign exchange	—	—	(52)	(4)	(56)
Accrued balance at January 31, 2019	$300	$—	$27	$25	$352

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

(2)

The United States and International locations of the Watch and Accessory Brands segment include a pre-tax charge of $3.9 million and $9.7 million, respectively, for the fiscal year ended January 31, 2018.

(3)

Non-cash adjustments during fiscal 2019 relate to a change in estimate for severance and other. The United States and International locations of the Watch and Accessory Brands segment include pre-tax income of approximately $43,000 and $238,000 respectively.

In fiscal 2016, the Company had commenced an initiative to achieve greater operating efficiencies and streamline its operations, primarily at certain of its foreign subsidiaries. The Company recorded a total of $4.0 million of pre-tax expenses during fiscal 2017 and substantially completed the actions under this initiative as of January 31, 2017. As of January 31, 2019, and 2018, zero and $0.3 million remained in accrued liabilities, respectively.

NOTE 17 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company follows accounting guidance related to disclosures about segments of an enterprise and related information. This guidance requires disclosure of segment data based on how management makes decisions about allocating resources to segments and measuring their performance.

The Company conducts its business in two operating segments: Watch and Accessory Brands and Company Stores. The Company’s Watch and Accessory Brands segment includes the designing, manufacturing and distribution of watches of quality owned brands and licensed brands, in addition to revenue generated from after-sales service activities and shipping. The Company Stores segment includes the Company’s retail outlet locations.

The Company divides its business into two major geographic locations: United States operations, and International, which includes the results of all non-U.S. Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 31.6%, 8.8%, 7.7% and 6.5%, respectively, of the Company’s total net sales for fiscal 2019. For fiscal 2018, the Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 32.1%, 9.2%, 7.7% and 5.1%, respectively, of the Company’s total net sales. For fiscal 2017, the Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 23.1%, 8.9%, 8.1% and 6.3%, respectively, of the Company’s total net sales. Substantially all of the Company’s tangible International assets are owned by the Company’s Swiss and Hong Kong subsidiaries.

Operating Segment Data as of and for the Fiscal Year Ended January 31, (in thousands):

	Net Sales
	2019	2018	2017
Watch and Accessory Brands:
Owned brands category	$263,904	$204,897	$205,396
Licensed brands category	320,911	277,323	265,137
After-sales service and all other	11,061	9,862	13,911
Total Watch and Accessory Brands	595,876	492,082	484,444
Company Stores	83,691	75,871	68,308
Consolidated total	$679,567	$567,953	$552,752

	Operating Income (1) (2) (3) (4) (5)
	2019	2018	2017
Watch and Accessory Brands	$45,194	$28,296	$41,773
Company Stores	17,003	14,904	12,208
Consolidated total	$62,197	$43,200	$53,981

	Total Assets		Capital Expenditures
	2019	2018	2019	2018	2017
Watch and Accessory Brands	$735,244	$621,965	$6,508	$3,133	$5,666
Company Stores	24,457	23,415	4,127	2,677	254
Consolidated total	$759,701	$645,380	$10,635	$5,810	$5,920

	Depreciation and Amortization
	2019	2018	2017
Watch and Accessory Brands	$12,446	$11,765	$9,875
Company Stores	1,719	1,692	1,632
Consolidated total	$14,165	$13,457	$11,507

Geographic Location Data as of and for the Fiscal Year Ended January 31, (in thousands):

	Net Sales (6)			Operating (Loss) / Income (1) (2) (3) (4) (5) (6) (7) (8)
	2019	2018	2017	2019	2018	2017
United States	$308,420	$260,606	$296,311	$(3,856)	$(629)	$16,917
International	371,147	307,347	256,441	66,053	43,829	37,064
Consolidated total	$679,567	$567,953	$552,752	$62,197	$43,200	$53,981

	Total Assets		Property, Plant and Equipment, Net
	2019	2018	2019	2018
United States	$328,014	$188,346	$17,030	$16,570
International	431,687	457,034	9,037	8,101
Consolidated total	$759,701	$645,380	$26,067	$24,671

(1)

Fiscal 2019 Watch and Accessory Brands and United States and International operating (loss) / income included a charge of $2.9 million related to the amortization of intangible assets associated with the Olivia Burton brand. Fiscal 2018 Watch and Accessory Brands and United States and International operating (loss) / income included a charge of $6.8 million related to transaction charges and the amortization of acquisition accounting adjustments associated with the purchase of the Olivia Burton brand.

(2)

Fiscal 2019 Watch and Accessory Brands and United States and International operating (loss) / income included a charge of $14.3 million related to transaction charges and the amortization of acquisition accounting adjustments associated with the purchase of the MVMT brand.

(3)

Fiscal 2019 Watch and Accessory Brands and United States and International operating (loss) / income included a charge of  $0.3 million as part of the Company’s cost savings initiatives. The United States and International locations of the Watch and Accessory Brands segment include a pre-tax charge of $3.9 million and $9.7 million, respectively, for the fiscal year ended January 31, 2018 as part of the Company’s cost savings initiatives. In fiscal 2018, the Company took actions to better align its global infrastructure with the current business environment by consolidating certain operations and streamlining functions to reduce costs and improve profitability. Also, in light of the changing retail landscape and the growing importance of digital marketing and online sales, the Company decided to cease its participation in the Baselworld Watch and Jewelry Show.

(4)

Fiscal 2017 Watch and Accessory Brands and United States operating income included a pre-tax charge of $1.8 million, as a result of the immediate vesting of stock awards and certain other compensation related to the announcement of the retirement of the Company’s former Vice Chairman and Chief Operating Officer, in fiscal 2018.

(5)

Fiscal 2017 Watch and Accessory Brands and United States and International operating income included a $4.0 million charge as a result of actions taken by the Company in fiscal 2017 to achieve greater operating efficiencies and streamline its operations.

(6)

The United States and International net sales are net of intercompany sales of $319.5 million, $268.1 million and $289.2 million for the fiscal years ended January 31, 2019, 2018 and 2017, respectively.

(7)	The United States operating income included $43.5 million, $25.2 million and $26.3 million of unallocated corporate expenses for the fiscal years ended January 31, 2019, 2018 and 2017, respectively.
(8)

The International operating income included $53.8 million, $41.5 million and $40.0 million of certain intercompany profits related to the Company’s supply chain operations for the fiscal years ended January 31, 2019, 2018 and 2017, respectively.

NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents unaudited selected interim operating results of the Company for fiscal 2019 and 2018 (in thousands, except per share amounts):

	Quarter
	1st	2nd	3rd	4th
Fiscal 2019
Net sales	$127,149	$144,093	$208,949	$199,376
Gross profit	$67,524	$77,834	$113,364	$110,636
Income before income taxes	$7,974	$12,755	$24,105	$16,899
Net income attributable to Movado Group, Inc.	$8,115	$9,140	$26,922	$17,447
Basic income per share:
Net income attributable to Movado Group, Inc.	$0.35	$0.39	$1.16	$0.75
Diluted income per share:
Net income attributable to Movado Group, Inc.	$0.35	$0.39	$1.14	$0.74
Fiscal 2018
Net sales	$99,265	$128,781	$190,693	$149,214
Gross profit	$49,137	$66,126	$104,070	$78,745
(Loss)/income before income taxes	$(3,882)	$8,056	$24,850	$13,118
Net (loss) income attributable to Movado Group, Inc.	$(4,159)	$5,482	$17,360	$(33,908)
Basic income per share:
Net (loss) income attributable to Movado Group, Inc.	$(0.18)	$0.24	$0.75	$(1.47)
Diluted income per share:
Net (loss) income attributable to Movado Group, Inc.	$(0.18)	$0.24	$0.75	$(1.47)

As each quarter is calculated as a discrete period, the sum of the four quarters may not equal the calculated full year amount. This is in accordance with prescribed reporting requirements.

Schedule II

MOVADO GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at beginning of year	Net (benefit) / provision charged to operations		Currency revaluation	Net write-offs	Balance at end of year
Year ended January 31, 2019:
Doubtful accounts	$4,181	$2,104		$(257)	$(536)	$5,492
Returns	12,359	32,710	(1)	(691)	(31,344)	13,034
Other sales allowances	7,344	9,383		20	(9,367)	7,380
Deferred tax asset valuation allowance	8,960	(2,199)		(319)	(1,185)	5,257
Total	$32,844	$41,998		$(1,247)	$(42,432)	$31,163
Year ended January 31, 2018:
Doubtful accounts	$5,499	$(176)		$289	$(1,431)	$4,181
Returns	11,648	30,477		288	(30,054)	12,359
Other sales allowances	3,959	9,887		340	(6,842)	7,344
Deferred tax asset valuation allowance	8,714	628		97	(479)	8,960
Total	$29,820	$40,816		$1,014	$(38,806)	$32,844
Year ended January 31, 2017:
Doubtful accounts	$4,274	$1,739		$52	$(566)	$5,499
Returns	10,856	30,075		10	(29,293)	11,648
Other sales allowances	4,179	8,749		(19)	(8,950)	3,959
Deferred tax asset valuation allowance	8,089	716		100	(191)	8,714
Total	$27,398	$41,279		$143	$(39,000)	$29,820

(1)

On February 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) using the modified retrospective method and recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening retained earnings. Under the modified retrospective method, the Company recognized in part an increase in reserve for returns with a corresponding reduction of approximately $817,000 to opening retained earnings as the cumulative effect of adopting the new revenue standard.

S-1