Form 10-Q
period 2019-04-30
MOVADO GROUP INC
filed 2019-05-30
CIK 72573

L

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 1-16497

MOVADO GROUP, INC.

(Exact Name of Registrant as Specified in its Charter)

New York	13-2595932
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

650 From Road, Ste. 375 Paramus, New Jersey	07652-3556
(Address of Principal Executive Offices)	(Zip Code)

(201) 267-8000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	MOV	New York Stock Exchange

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

The number of shares outstanding of the registrant’s Common Stock and Class A Common Stock as of May 22, 2019 were 16,462,854 and 6,586,780, respectively.

MOVADO GROUP, INC.

Index to Quarterly Report on Form 10-Q

April 30, 2019

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	April 30,	January 31,	April 30,
	2019	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$150,712	$189,911	$176,959
Trade receivables, net	85,715	84,026	79,965
Inventories	178,048	165,311	159,032
Other current assets	32,631	28,898	36,213
Total current assets	447,106	468,146	452,169
Property, plant and equipment, net	26,065	26,067	23,560
Operating lease right-of-use assets	87,353	—	—
Deferred and non-current income taxes	24,913	24,503	8,157
Goodwill	135,685	136,033	58,484
Other intangibles, net	46,570	48,183	21,720
Other non-current assets	60,969	56,769	48,042
Total assets	$828,661	$759,701	$612,132
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$37,477	$38,650	$29,333
Accrued liabilities	44,886	44,429	37,356
Accrued payroll and benefits	7,185	18,773	6,616
Current operating lease liabilities	13,771	—	—
Income taxes payable	8,663	10,831	4,650
Total current liabilities	111,982	112,683	77,955
Loans payable to bank	49,060	50,280	—
Deferred and non-current income taxes payable	29,071	29,242	32,998
Non-current operating lease liabilities	79,877	—	—
Other non-current liabilities	65,394	67,120	40,231
Total liabilities	335,384	259,325	151,184
Commitments and contingencies (Note 9)
Redeemable noncontrolling interest	3,636	3,721	—
Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 27,866,510, 27,701,742 and 27,579,421 shares issued and outstanding, respectively	279	277	276
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,586,780, 6,586,780 and 6,626,950 shares issued and outstanding, respectively	65	65	66
Capital in excess of par value	203,640	201,814	194,792
Retained earnings	430,514	431,180	391,526
Accumulated other comprehensive income	76,337	80,507	85,004
Treasury Stock, 11,388,021, 11,268,492 and 11,093,282 shares, respectively, at cost	(221,194)	(217,188)	(210,716)
Total Movado Group, Inc. shareholders' equity	489,641	496,655	460,948
Total liabilities, redeemable noncontrolling interest and equity	$828,661	$759,701	$612,132

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended April 30,
	2019	2018
Net sales	$146,549	$127,149
Cost of sales	67,676	59,625
Gross profit	78,873	67,524
Selling, general and administrative	73,899	59,385
Operating income	4,974	8,139
Interest expense	(224)	(222)
Interest income	21	57
Income before income taxes	4,771	7,974
Provision/(benefit) for income taxes (Note 11)	847	(141)
Net income	3,924	8,115
Less: Net loss attributable to noncontrolling interests	(1)	—
Net income attributable to Movado Group, Inc.	$3,925	$8,115

Basic income per share:
Weighted basic average shares outstanding	23,119	23,097
Net income per share attributable to Movado Group, Inc.	$0.17	$0.35

Diluted income per share:
Weighted diluted average shares outstanding	23,452	23,448
Net income per share attributable to Movado Group, Inc.	$0.17	$0.35

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2019	2018
Net income	$3,924	$8,115
Other comprehensive income / (loss):
Net unrealized gain on investments, net of tax benefit of $0 and $5, respectively	1	14
Net change in effective portion of hedging contracts, net of tax (benefit) of $0 and $(25), respectively	—	(127)
Amortization of prior service cost, net of tax of $4	13	—
Foreign currency translation adjustments	(4,184)	(15,226)
Total other comprehensive loss, net of taxes	(4,170)	(15,339)
Less:
Comprehensive income/ (loss) attributable to noncontrolling interest:
Net loss	(1)	—
Foreign currency translation adjustments	(84)	—
Total comprehensive loss attributable to noncontrolling interest	(85)	—
Total comprehensive loss attributable to Movado Group, Inc.	$(161)	$(7,224)

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2019	2018
Cash flows from operating activities:
Net income attributable to Movado Group, Inc.	$3,925	$8,115
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation and amortization	3,872	3,383
Transactional gains	(232)	(242)
Provision for inventories and accounts receivable	531	483
Deferred income taxes	(134)	(1,553)
Stock-based compensation	1,638	1,214
Other	199	—
Changes in assets and liabilities:
Trade receivables	(2,567)	443
Inventories	(14,756)	(11,548)
Other current assets	(4,134)	(6,583)
Accounts payable	(896)	5,690
Accrued liabilities	1,294	5,036
Accrued payroll and benefits	(11,507)	(8,351)
Income taxes payable	(2,094)	1,722
Other non-current assets	(878)	988
Other non-current liabilities	124	(1,417)
Net cash used in operating activities	(25,615)	(2,620)
Cash flows from investing activities:
Capital expenditures	(2,204)	(1,686)
Trademarks and other intangibles	(63)	(168)
Net cash used in investing activities	(2,267)	(1,854)
Cash flows from financing activities:
Repayments of bank borrowings	—	(25,000)
Stock awards and options exercised and other changes	(1,234)	3,105
Stock repurchase	(2,616)	(1,186)
Dividends paid	(4,591)	(4,604)
Net cash used in financing activities	(8,441)	(27,685)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,889)	(5,693)
Net decrease in cash, cash equivalents and restricted cash	(39,212)	(37,852)
Cash, cash equivalents, and restricted cash at beginning of year	190,459	215,411
Cash, cash equivalents, and restricted cash at end of period	$151,247	$177,559

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$150,712	$176,959
Restricted cash included in other non-current assets	535	600
Cash, cash equivalents, and restricted cash	$151,247	$177,559

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1-BASIS OF PRESENTATION

The accompanying interim unaudited consolidated financial statements have been prepared by Movado Group, Inc. (the “Company”), in a manner consistent with that used in the preparation of the annual audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2019 (the “2019 Annual Report on Form 10-K”). The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the periods reported. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial position and results of operations for the periods presented. The consolidated balance sheet data at January 31, 2019 is derived from the audited annual financial statements, which are included in the Company’s 2019 Annual Report on Form 10-K and should be read in connection with these interim unaudited financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In August 2018, the FASB issued 2018-13, “Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”, which modifies the disclosure requirements in ASC 820, Fair Value Measurement. This guidance is effective for fiscal years beginning after December 15, 2019, which will be the Company’s first quarter of fiscal 2021, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its disclosures.

The Company adopted ASU 2016-02, “Leases”, on February 1, 2019, the first day of fiscal 2020, using the modified retrospective approach and accordingly the Company is showing a cumulative effect adjustment in the first quarter of fiscal 2020, rather than restating any prior periods. The Company has elected to use the package of practical expedients permitted under the transition guidance, which does not require reassessment of prior conclusions related to contracts containing a lease, lease classification and initial direct costs for any expired or existing leases. The transition practical expedient allows Companies to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than the earliest period presented. The adoption did not result in any adjustments to the opening balance of retained earnings.

Adoption of ASU 2016-02 resulted in recording right-of-use lease assets of $97.0 million which were reduced to $91.1 million as a result of $5.9 million of previously recorded deferred rent liabilities and tenant allowances, and lease liabilities of $97.0 million as of February 1, 2019. The standard did not have a material impact on the Company's consolidated results of operations or cash flows. See Note 10 – Leases for additional lease disclosures.

In August 2017, the FASB issued ASU 2017-12. ASU 2017-12 amends and simplifies hedge accounting guidance in order to enable entities to better portray the economics of their risk management activities. The Company adopted ASU 2017-12 on February 1, 2019, the first day of fiscal 2020. The adoption of the standard did not have an impact on the Company's consolidated results of operations.

In June 2018, the FASB issued ASU 2018-07, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees.  The Company adopted ASU 2018-07 during the first quarter of fiscal 2020. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

NOTE 3 – EARNINGS PER SHARE AND CASH DIVIDENDS

The Company presents net income attributable to Movado Group, Inc. after adjusting for redeemable noncontrolling interest, as applicable per share on a basic and diluted basis. Basic earnings per share is computed using weighted-average shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of shares outstanding adjusted for dilutive common stock equivalents.

The number of shares used in calculating basic and diluted earnings (loss) per share is as follows (in thousands):

	April 30,
	2019	2018
Weighted average common shares outstanding:
Basic	23,119	23,097
Effect of dilutive securities:
Stock awards and options to purchase shares of common stock	333	351
Diluted	23,452	23,448

For the three months ended April 30, 2019 and 2018, approximately 78,000 and 136,000, respectively, of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

On March 28, 2019, the Company declared a quarterly cash dividend of $0.20 per share payable on April 24, 2019 to shareholders of record on April 10, 2019. The total dividend of $4.6 million was paid on April 24, 2019. On March 29, 2018, the Company declared a quarterly cash dividend of $0.20 per share payable on April 25, 2018 to shareholders of record on April 11, 2018. The total dividend of $4.6 million was paid on April 25, 2018.

NOTE 4 – ACQUISITIONS

City Time

On December 3, 2018, the Company acquired 51% of City Time Distribucion, S.L.U, (“City Time”), the Company’s distributor in Spain, and simultaneously signed a joint venture agreement. The purchase price was $4.8 million, or 4.2 million Euros, net of cash acquired, and was funded with cash on hand. The results of City Time have been included in the consolidated financial statements since the date of acquisition within the International location of the Watch and Accessory Brands segment. Of the total purchase consideration, there were no material amounts allocated to assets acquired and liabilities assumed.

Pursuant to the joint venture agreement, the noncontrolling interest holder has the right to sell its interest in City Time to the Company on two specific dates in the future. The noncontrolling interest is not redeemable until such dates. The Company will adjust the carrying value of the redeemable interest to the redemption amount assuming it was redeemable at the balance sheet date.  At April 30, 2019, the Company concluded that the remeasurement adjustment is immaterial.

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

Inventories (as of October 1, 2018) included a step-up adjustment of $0.7 million, which was amortized over 5 months. The components of Trade name and other intangibles (as of October 1, 2018) included a trade name of $24.7 million (amortized over 10 years), and customer relationships of $4.2 million (amortized over 10 years).

The acquisition agreement also includes a contingent consideration arrangement based on the MVMT brand achieving certain revenue and EBITDA (as defined in the acquisition agreement) targets. In connection therewith, the Company recorded a non-current liability of $16.5 million as of the date of acquisition to reflect the estimated fair value of the contingent purchase price. $14.5 million was allocated to purchase price and $2.0 million to deferred compensation expense based on future employee service requirements.

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

As of the April 30, 2019 remeasurement date, the contingent purchase price liability has been accreted to $16.9 million.  The $0.2 million increase in the liability is included as a reduction in operating income in the Consolidated Statement of Operations for the three months ended April 30, 2019. Refer to Note 7 for further discussion of fair value measurements.

The Company recorded goodwill (as of October 1, 2018) of $77.5 million based on the amount by which the purchase price exceeded the fair value of the net assets acquired. As the structure of the acquisition allowed for a step up in basis for tax purposes, the full amount of goodwill is deductible for federal income tax purposes over 15 years.

The following table provides the Company’s unaudited pro forma net sales, net income and net income per basic and diluted common share as if the results of operations of the MVMT brand had been included in the Company’s operations commencing on February 1, 2018, based on available information relating to operations of the MVMT brand. This pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized by the Company had the MVMT brand acquisition been consummated at the beginning of the period for which the pro forma information is presented, or of future results.

	Three Months Ended April 30,
	2019	2018 (1)
(In thousands, except per share data)	(Unaudited)
Net sales	$146,549	$139,564
Net income (loss)	$3,925	$(619)

Basic income (loss) per share:
Net income (loss) per share attributed to Movado Group, Inc.	$0.17	$(0.03)

Diluted income (loss) per share:
Net income (loss) per share attributed to Movado Group, Inc.	$0.17	$(0.03)

(1)	Includes non-recurring transaction costs of $7.0 million associated with the acquisition.

The changes in the carrying amount of other intangible assets during the three months ended April 30, 2019 are as follows (in thousands):

	Trade names	Customer relationships	Other (1)	Total
Weighted Average Amortization Period (in years)	10	7	7
Balance at January 31, 2019	$34,771	$12,181	$1,231	$48,183
Additions	—	—	63	63
Amortization	(938)	(506)	(94)	(1,538)
Foreign exchange impact	(40)	(78)	(20)	(138)
Balance at April 30, 2019	$33,793	$11,597	$1,180	$46,570

(1)	Other includes fees paid related to trademarks and non-compete agreement related to Olivia Burton brand.

NOTE 5 – INVENTORIES

Inventories consisted of the following (in thousands):

	April 30, 2019	January 31, 2019	April 30, 2018
Finished goods	$132,797	$123,947	$118,057
Component parts	43,304	39,752	39,651
Work-in-process	1,947	1,612	1,324
	$178,048	$165,311	$159,032

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

As of April 30, 2019, and April 30, 2018, there were 50.0 million in Swiss francs (with a dollar equivalent of $49.1 million) and zero,  respectively, in loans outstanding under the Facility. Availability under the Facility was reduced by the aggregate number of letters of credit outstanding, issued in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at both April 30, 2019 and April 30, 2018.  At April 30, 2019, the letters of credit have expiration dates through April 26, 2020. As of April 30, 2019, and April 30, 2018, availability under the Facility was $50.6 million and $99.7 million, respectively.

The Company had weighted average borrowing under the facility of $49.8 million and $7.8 million, with a weighted average interest rate of 1.00% and 0.96%, during the first quarter of fiscal 2020 and 2019, respectively.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified maturity with a Swiss bank. As of April 30, 2019, and 2018, these lines of credit totaled 6.5 million Swiss francs for both periods, with a dollar equivalent of $6.4 million and $6.6 million, respectively. As of April 30, 2019, and 2018, there were no borrowings against these lines. As of April 30, 2019, and 2018, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.1 million and $1.2 million, respectively, in various foreign currencies, of which $0.5 million and $0.6 million, respectively, was a restricted deposit as it relates to lease agreements.

Cash paid for interest, including unused commitments fees, was $0.2 million for both April 30, 2019 and April 30, 2018.

NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS

As of April 30, 2019, the Company’s entire net forward contracts hedging portfolio consisted of 40.4 million Chinese Yuan equivalent, 31.0 million Swiss francs equivalent, 15.3 million US dollars equivalent, 14.2 million Euros equivalent and 1.9 million British Pounds equivalent with various expiry dates ranging through October 29, 2019. These forward contracts are not designated as qualified hedges in accordance with ASC 815, Derivatives and Hedging, and therefore, changes in the fair value of these derivatives are recognized in earnings in the period they arise. Net gains or losses related to these forward contracts are included in Selling, general and administrative expenses in the Consolidated Statements of Operations. The cash flows related to these foreign currency contracts are classified to operating activities.

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for derivatives (in thousands):

	Asset Derivatives				Liability Derivatives
	Balance Sheet Location	April 30, 2019 Fair Value	January 31, 2019 Fair Value	April 30, 2018 Fair Value	Balance Sheet Location	April 30, 2019 Fair Value	January 31, 2019 Fair Value	April 30, 2018 Fair Value
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$8	$22	$—	Accrued Liabilities	$509	$156	$704
Total Derivative Instruments		$8	$22	$—		$509	$156	$704

For the quarter ended April 30, 2019, the Company did not have any cash flow hedges.

NOTE 8 – FAIR VALUE MEASUREMENTS

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of April 30, 2019 and 2018 and January 31, 2019 (in thousands):

		Fair Value at April 30, 2019
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$178	$—	$—	$178
Short-term investment	Other current assets	152	—	—	152
SERP assets - employer	Other non-current assets	978	—	—	978
SERP assets - employee	Other non-current assets	41,268	—	—	41,268
Defined benefit plan assets	Other non-current liabilities	—	—	31,202	31,202
Hedge derivatives	Other current assets	—	8	—	8
Total		$42,576	$8	$31,202	$73,786
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$41,268	$—	$—	$41,268
Hedge derivatives	Accrued liabilities	—	509	—	509
Contingent purchase price liability	Other non-current liabilities	—	—	16,884	16,884
Total		$41,268	$509	$16,884	$58,661

		Fair Value at January 31, 2019
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$177	$—	$—	$177
Short-term investment	Other current assets	155	—	—	155
SERP assets - employer	Other non-current assets	860	—	—	860
SERP assets - employee	Other non-current assets	38,170	—	—	38,170
Defined benefit plan assets	Other non-current liabilities	—	—	33,223	33,223
Hedge derivatives	Other current assets	—	22	—	22
Total		$39,362	$22	$33,223	$72,607
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$38,170	$—	$—	$38,170
Hedge derivatives	Accrued liabilities	—	156	—	$156
Contingent purchase price liability	Other non-current liabilities	—	—	16,718	16,718
Total		$38,170	$156	$16,718	$55,044

		Fair Value at April 30, 2018
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$251	$—	$—	$251
Short-term investment	Other current assets	157	—	—	157
SERP assets - employer	Other non-current assets	1,008	—	—	1,008
SERP assets - employee	Other non-current assets	37,210	—	—	37,210
Hedge derivatives	Other current assets	—	124	—	124
Total		$38,626	$124	$—	$38,750
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$37,210	$—	$—	$37,210
Hedge derivatives	Accrued liabilities	—	704	—	704
Total		$37,210	$704	$—	$37,914

The fair values of the Company’s available-for-sale securities are based on quoted prices. The fair value of the short-term investment, which is a guaranteed investment certificate, is based on its purchase price plus one half of a percent calculated annually. The assets related to the Company’s defined contribution supplemental executive retirement plan (“SERP”) consist of both employer (employee unvested) and employee assets which are invested in investment funds with fair values calculated based on quoted market prices. The SERP liability represents the Company’s liability to the employees in the plan for their vested balances. The hedge derivatives are entered into by the Company principally to reduce its exposure to Swiss franc and Euro exchange rate risks. Fair values of the Company’s hedge derivatives are calculated based on quoted foreign exchange rates and quoted interest rates. The carrying amount of debt approximated fair value as of April 30, 2019, and January 31, 2019, due to the availability and floating rate for similar instruments.

The Company sponsors a pension plan in Switzerland which was amended to a defined benefit plan effective December 31, 2018. The plan covers certain international employees and is based on years of service and compensation on a career-average pay basis. The assets within the plan are classified as a Level 3 asset within the fair value hierarchy and consist of an investment in pooled assets and include separate employee accounts that are invested in equity securities, debt securities and real estate. The values of the separate accounts invested are based on values provided by the administrator of the funds that cannot be readily derived from or corroborated by observable market data. The value of the assets is part of the funded status of the defined benefit plan and included in other non-current liabilities in the consolidated balance sheets at April 30, 2019 and January 31, 2019.

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

The following table presents the change in the Level 3 contingent purchase price liability during the three months ended April 30, 2019:

Three Months Ended April 30,
(In thousands)	2019
Balance at January 31, 2019	$16,718
Payments	—
Adjustments included in earnings	166
Ending Balance	$16,884

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

The Company recorded an obligation of $28.2 million due to the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017 and imposed a one-time mandatory deemed repatriation tax on cumulative undistributed foreign earnings which have not been previously taxed. The obligation, which was recorded in prior years, is payable in installments over eight years, with the first payment having been made in the second quarter of fiscal 2019.

The Company believes that income tax reserves are adequate, however, amounts asserted by taxing authorities could be greater or less than amounts accrued and reflected in the consolidated balance sheet. Accordingly, the Company could record adjustments to the amounts for federal, state, and foreign liabilities in the future as the Company revises estimates or settles or otherwise resolves the underlying matters. In the ordinary course of business, the Company may take new positions that could increase or decrease unrecognized tax benefits in future periods.

During the three months ended July 31, 2018, the Company released to cash $1.0 million in restricted cash deposits that were previously recorded in other current assets on the Company’s Consolidated Balance Sheet, related to a certain vendor agreement.

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

The purchase consideration for the MVMT business includes two future contingent payments that combined could total up to $100 million. Although the Company has established appropriate reserves for this liability based on its current estimate of the amounts that will eventually become payable, the exact amount of the future payments will be determined by MVMT's financial performance through the end of fiscal 2023. The Company expects to recognize gains/losses, as the case may be, as the Company’s estimate of the amount payable is updated from time to time.  (See Note 4 – Acquisitions).

The Company is involved in legal proceedings and claims from time to time, in the ordinary course of its business. Legal reserves are recorded in accordance with the accounting guidance for contingencies. Contingencies are inherently unpredictable and it is possible that results of operations, balance sheets or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, such matters. For those legal proceedings and claims for which the Company believes that it is probable that a reasonably estimable loss may result, the Company records a reserve for the potential loss. For proceedings and claims where the Company believes it is reasonably possible that a loss may result that is materially in excess of amounts accrued for the matter, the Company either discloses an estimate of such possible loss or range of loss or includes a statement that such an estimate cannot be made. As of April 30, 2019, the Company is party to legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition, future results of operations beyond the amounts accrued, or cash flows.

NOTE 10 – LEASES

The Company evaluates contractual arrangements at inception to determine if individual agreements are a lease or contain an identifiable lease component as defined by ASC 842. When evaluating contracts to determine appropriate classification and recognition under ASC 842, significant judgment may be necessary to determine, among other criteria, if an embedded leasing arrangement exists, the length of the term, classification as either an operating or financing lease and whether renewal or termination options are reasonably certain to be exercised. Lease assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. These assets and liabilities are initially recognized based on the present value of lease payments over the lease term calculated using the Company’s incremental borrowing rate, adjusted for the lease term and lease country, unless the implicit rate is readily determinable. Lease assets also include any upfront lease payments made and are reduced by lease incentives. Some lease terms include options to extend or terminate the lease and they are included in the measurement of the lease assets and lease liabilities if the Company is reasonably certain that those options will be exercised.

Variable lease payments are generally expensed as incurred and include certain index-based changes in rent and certain non-lease components such as maintenance and other services provided by the lessor to the extent the charges are variable. Leases with an initial term of 12 months or less are not recorded on the balance sheet, and the expense for these short-term leases and for operating leases is recognized on a straight-line basis over the lease term.

The depreciable life of lease assets and leasehold improvements is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

The Company leases certain real estate properties, vehicles, and equipment in various countries around the world. Leased properties are typically used for retail, office and distribution. The Company’s leases are classified as operating leases with remaining terms of 1 to 11 years, some of which include an option to extend or renew. If the exercise of an option to extend or renew is determined to be reasonably certain, the associated right-of-use asset and lease liability reflects the extended period and payments.

The components of lease expense were as follows (in thousands):

Lease Expense	Consolidated Statements of Operation Location	For the Three Months Ended April 30, 2019
Operating lease expense	SG&A	$4,676
Short-term lease cost	SG&A	139
Variable lease cost	SG&A	1,720
Total operating lease expense		$6,535
Finance lease cost:
Amortization of right-of-use assets	SG&A	$29
Interest on lease liabilities	Interest expense	$4

The following table discloses supplemental balance sheet information for the Company’s leases (in thousands):

Leases	Consolidated Balance Sheets Location	April 30, 2019
Assets
Operating	Operating lease right-of-use assets	$87,353
Finance	Other non-current assets	$370

Liabilities
Current:
Operating	Current operating lease liabilities	$13,771
Finance	Accrued liabilities	$113
Noncurrent:
Operating	Non-current operating lease liabilities	$79,877
Finance	Other non-current liabilities	$258

The following table discloses the weighted-average remaining lease term and weighted-average discount rate for the Company's leases:

Lease Term and Discount Rate	April 30, 2019
Weighted-average remaining lease term - in years
Operating leases	7.66
Finance leases	3.15
Weighted-average discount rate:
Operating leases	3.67%
Finance leases	3.86%

Future minimum lease payments by year as of April 30, 2019 were as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2020 (remaining)	$12,879	$94
2021	15,758	125
2022	14,228	125
2023	12,338	49
2024	11,774	—
Thereafter	41,622	—
Total lease payments	$108,599	$393
Less: Interest	(14,951)	(22)
Total lease obligations	$93,648	$371

Future minimum lease payments by year as of January 31, 2019 were as follows (in thousands):

Fiscal Year Ending January 31,
2020	$14,036
2021	11,325
2022	10,135
2023	8,279
2024	7,683
Thereafter	35,020
$86,478

Supplemental cash flow information related to leases was as follows (in thousands):

For the Three Months Ended April 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,146
Operating cash flows from finance leases	4
Financing cash flows from finance leases	29
Leased assets obtained in exchange for new operating lease liabilities	489
Leased assets obtained in exchange for new financing lease liabilities	399

As of April 30, 2019, the Company did not have any material operating or finance leases that have been signed but not commenced.

NOTE 11 – INCOME TAXES

The Company recorded income tax expense of $0.8 million and income tax benefit $0.1 million for the three months ended April 30, 2019 and 2018, respectively.

The effective tax rate was 17.7% and -1.8% for the three months ended April 30, 2019 and 2018, respectively. The change in the effective tax rate was primarily due to the release of valuation allowances against certain foreign deferred tax assets in the prior year.

The effective tax rate for the three months ended April 30, 2019 differs from the U.S. statutory tax rate of 21.0% primarily due to foreign profits being taxed in lower taxing jurisdictions and excess tax benefits related to stock-based compensation, partially offset by no tax benefit being recognized on operating results of certain foreign subsidiaries.

The effective tax rate for the three months ended April 30, 2018 differs from the U.S. statutory tax rate of 21.0% primarily due to the release of a valuation allowance against certain foreign deferred tax assets and a decrease in the deferred withholding tax liability on unremitted earnings resulting from changes in currency exchange rates.

NOTE 12 – EQUITY

The components of equity for the three months ended April 30, 2019 and 2018 are as follows (in thousands):

		Movado Group, Inc. Shareholders' Equity
	Preferred Stock	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Movado Group, Inc. Shareholders' Equity	Redeemable Noncontrolling Interest
Balance, January 31, 2019	$—	$277	$65	$201,814	$431,180	$80,507	$(217,188)	$496,655	$3,721
Net income/ (loss) attributable to Movado Group, Inc.					3,925			3,925	(1)
Dividends ($0.20 per share)					(4,591)			(4,591)
Stock repurchase							(2,616)	(2,616)
Stock options exercised		2		154			(1,390)	(1,234)
Supplemental executive retirement plan				34				34
Stock-based compensation expense				1,638				1,638
Net unrealized gain on investments, net of tax benefit						1		1
Amortization of prior service cost, net of tax provision of $4						13		13
Foreign currency translation adjustment (3)						$(4,184)		(4,184)	$(84)
Balance, April 30, 2019	$—	$279	$65	$203,640	$430,514	$76,337	$(221,194)	$489,641	$3,636

	Preferred Stock	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Movado Group, Inc. Shareholders' Equity	Redeemable Noncontrolling Interest
Balance, January 31, 2018	$—	$273	$66	$189,808	$388,739	$100,343	$(208,894)	$470,335	$—
Net income attributable to Movado Group, Inc.					8,115			8,115
Dividends ($0.20 per share)					(4,604)			(4,604)
Adoption of new revenue recognition Standard (Topic 606)					(724)			(724)
Stock repurchase							(1,186)	(1,186)
Stock options exercised		3		3,738			(636)	3,105
Supplemental executive retirement plan				32				32
Stock-based compensation expense				1,214				1,214
Net unrealized gain on investments, net of tax $5						14		14
Net change in effective portion of hedging contracts, net of tax of benefit of $25						(127)		(127)
Foreign currency translation adjustment (3)						(15,226)		(15,226)
Balance, April 30, 2018	$—	$276	$66	$194,792	$391,526	$85,004	$(210,716)	$460,948	$—

(1)	Each share of common stock is entitled to one vote per share on all matters submitted to a vote of the shareholders.
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

During the three months ended April 30, 2019, under the existing repurchase program, the Company repurchased a total of 78,402 shares of its common stock at a total cost of $2.6 million, or an average of $33.36 per share. During the three months ended April 30, 2018, under the existing repurchase program, the Company repurchased a total of 30,500 shares of its common stock at a total cost of $1.2 million, or an average of $38.91 per share.

At April 30, 2019, $38.0 million remains available for purchase under the Company’s current repurchase program.

There were 42,127 and 16,111 shares of common stock repurchased during the three months ended April 30, 2019 and 2018, respectively, as a result of the surrender of shares in connection with the vesting of certain stock awards. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The accumulated balances at April 30, 2019 and 2018, and January 31, 2019, related to each component of accumulated other comprehensive income (loss) are as follows (in thousands):

	April 30, 2019	January 31, 2019	April 30, 2018
Foreign currency translation adjustments	$76,624	$80,808	$84,964
Available-for-sale securities	120	119	205
Hedging contracts	—	—	(165)
Unrecognized prior service cost related to defined benefit pension plan	(407)	(420)	—
Total accumulated other comprehensive income	$76,337	$80,507	$85,004

NOTE 15 – REVENUE

Disaggregation of Revenue

The following table presents the Company’s net sales disaggregated by customer type. Sales and usage-based taxes are excluded from net sales (in thousands).

	Three Months Ended	Three Months Ended
Customer Type	April 30, 2019	April 30, 2018
Wholesale	$115,161	$105,974
Direct to consumer	30,356	19,782
After-sales service	1,032	1,393
Net Sales	$146,549	$127,149

The Company’s revenue from contracts with customers is recognized at a point in time. The Company’s net sales disaggregated by geography are based on the location of the Company’s customer (see Note 17 – Segment and Geographic Information).

Wholesale Revenue

The Company’s wholesale revenue consists primarily of revenues from independent distributors, and from department stores, and  chain and independent jewelry stores. The Company recognizes and records its revenue when obligations under the terms of a contract with the customer are satisfied, and control is transferred to the customer. Wholesale revenue is measured as the amount of consideration the Company ultimately expects to receive in exchange for transferring goods. Wholesale revenue is included entirely within the Watch and Accessory Brands Segment (see Note 17 – Segment and Geographic Information), consistent with how management makes decisions regarding the allocation of resources and performance measurement.

Direct to Consumer Revenue

The Company’s direct to consumer revenue primarily consists of revenues from the Company’s outlet stores, concession stores, ecommerce, and consumer repairs. Revenue is recognized as the end consumer obtains delivery of the merchandise. Direct to Consumer revenue derived from concession stores and ecommerce is included within the Watch and Accessory Brands Segment; revenue derived from outlet stores is included within the Company Stores Segment (see Note 17 – Segment and Geographic Information). Direct to Consumer revenue is included in either the Watch and Accessory Brands or Company Stores Segments based on how the Company makes decisions about the allocation of resources and performance measurement.

After-sales service

All watches sold by the Company come with limited warranties covering the movement against defects in materials and workmanship. The Company does not sell warranties separately.

The Company’s after-sales service revenues consists of out of warranty service provided to customers and authorized third party repair centers, and sale of watch parts. The Company recognizes and records its revenue when obligations under the terms of a contract with the customer are satisfied and control is transferred to the customer. After-sales service revenue is measured as the amount of consideration the Company ultimately expects to receive in exchange for transferring goods. Revenue from after sales service, including consumer repairs, is included entirely within the Watch and Accessory Brands Segment, consistent with how management makes decisions about the allocation of resources and performance measurement.

NOTE 16 – STOCK-BASED COMPENSATION

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

Stock Options:

Stock options granted to participants under the plan generally became exercisable in equal installments over three years or cliff-vested after three years and remain exercisable until the tenth anniversary of the date of grant. All stock options granted under the Plan have an exercise price equal to or greater than the fair market value of the Company’s common stock on the grant date.

The fair value of the stock options, less expected forfeitures, is amortized on a straight-line basis over the vesting term. Total compensation expense for stock option grants recognized during the three months ended April 30, 2019 and April 30, 2018 was $0.2 million (net of tax of $0.1 million) and $0.4 million (net of tax of $0.1 million), respectively. As of April 30, 2019, there was $0.4 million of unrecognized compensation cost related to unvested stock options. Total consideration received for stock option exercises during the three months ended April 30, 2019, and 2018 was $0.2 million, and $3.7 million, respectively.

The following table summarizes the Company’s stock options activity during the first quarter of fiscal 2020:

	Outstanding Options	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at January 31, 2019 (264,244 options exercisable)	566,260	$28.43	$ 23.35-$42.12	6.2	$2,654
Granted	—	—
Exercised	(5,150)	$30.36	$30.36
Cancelled	—	—
Options outstanding at April 30, 2019	561,110	$28.41	$ 23.35-$42.12	5.9	$4,482
Exercisable at April 30, 2019	399,905	$30.45		5.1	$2,499
Expected to vest at April 30, 2019	159,065	$23.35		8.0	$1,956

The fair value of stock options exercised during the first quarter of fiscal 2020 was approximately $63,000 and the intrinsic value was approximately $47,000

Stock Awards:

Under the Plan, the Company can also grant stock awards to employees. For the three months ended April 30, 2019 and April 30, 2018, compensation expense for stock awards was $1.1 million (net of tax of $0.3 million), and $1.1 million (net of tax of $0.4 million), respectively.  As of April 30, 2019, there was $13.1 million of unrecognized compensation cost related to unvested stock awards.

The following table summarizes the Company’s stock awards activity during the first quarter of fiscal 2020:

	Number of Stock Award Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($(000's)
Units outstanding at January 31, 2019	447,022	$32.27	1.4	$14,282
Units granted	261,067	$32.91
Units vested	(160,483)	$29.35
Units forfeited	(2,263)	$31.18
Units outstanding at April 30, 2019	545,343	$33.53	2.2	$17,447

Outstanding stock awards can be classified as either time-based stock awards or performance-based stock awards. Time-based stock awards vest over time subject to continued employment. Performance-based stock awards vest over time subject both to continued employment and to the achievement of corporate financial performance goals. Upon the vesting of a stock award, shares are issued from the pool of authorized shares. For performance-based stock awards the number of shares issued related to the performance units granted can vary from 0% to 150% of the target number of underlying stock award units, depending on the extent of the achievement of predetermined financial goals. The total fair value of stock award units that vested during the first quarter of fiscal 2020 was $4.7 million. The number of shares issued related to the remaining stock awards are established at grant date.

NOTE 17 – SEGMENT AND GEOGRAPHIC INFORMATION

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

The Company divides its business into two major geographic locations: United States operations, and International, which includes the results of all non-U.S. Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s International operations in Europe, the Middle East, the Americas (excluding the United States) and Asia accounted for 34.2%, 9.1%, 8.7% and 7.7%, respectively, of the Company’s total net sales for the three months ended April 30, 2019. For the three months ended April 30, 2018, the Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 32.5%, 10.8%, 10.4% and 7.9%, respectively, of the Company’s total net sales.

Operating Segment Data as of and for the Three Months Ended April 30, 2019 and 2018 (in thousands):

	Net Sales
	2019	2018
Watch and Accessory Brands:
Owned brands category	$51,919	$41,583
Licensed brands category	72,795	65,850
After-sales service and all other	6,781	4,666
Total Watch and Accessory Brands	131,495	112,099
Company Stores	15,054	15,050
Consolidated total	$146,549	$127,149

	Operating Income (3) (4)
	2019	2018
Watch and Accessory Brands	$3,095	$6,366
Company Stores	1,879	1,773
Consolidated total	$4,974	$8,139

	Total Assets (1)
	April 30, 2019	January 31, 2019	April 30, 2018
Watch and Accessory Brands	$766,571	$735,244	$587,052
Company Stores	62,090	24,457	25,080
Consolidated total	$828,661	$759,701	$612,132

(1)	Total assets at April 30, 2019 include $87.4 million of operating lease right-of-use assets recorded as a result of the Company’s adoption of ASU 2016-02 on February 1, 2019 (see Note 10 – Leases).

Geographic Location Data as of and for the Three Months Ended April 30, 2019 and 2018 (in thousands):

	Net Sales		Operating Income / (Loss) (3) (4)
	2019	2018	2019	2018
United States (1)	$59,494	$48,843	$(8,952)	$(5,982)
International (2)	87,055	78,306	13,926	14,121
Consolidated total	$146,549	$127,149	$4,974	$8,139

The United States and International net sales are net of intercompany sales of $77.9 million and $64.6 million for the three months ended April 30, 2019 and 2018, respectively.

(1)	The United States operating loss included $9.0 million and $10.1 million of unallocated corporate expenses for the three months ended April 30, 2019 and 2018, respectively.
(2)

The International operating income included $13.0 million and $11.0 million of certain intercompany profits related to the Company’s supply chain operations for the three months ended April 30, 2019 and 2018, respectively.

(3)

During the first quarter of fiscal year 2020 and fiscal 2019, in the international location of the Watch and Accessory Brands segment, operating income included a charge of $0.7 million and $0.8 million, respectively, related to the amortization of intangible assets associated with the Olivia Burton brand.

(4)

During the first quarter of fiscal year 2020, in the United States location of the Watch and Accessory Brands, operating loss included a charge of $1.5 million related to the amortization of intangible assets, deferred compensation and certain acquisition accounting adjustments associated with the MVMT brand.

	Total Assets (1)
	April 30, 2019	January 31, 2019	April 30, 2018
United States	$384,816	$328,014	$193,919
International	443,845	431,687	418,213
Consolidated total	$828,661	$759,701	$612,132

(1)	Total assets at April 30, 2019 include $87.4 million of operating lease right-of-use assets recorded as a result of the Company’s adoption of ASU 2016-02 on February 1, 2019 (see Note 10 - Leases).

	Property, Plant and Equipment, Net
	April 30, 2019	January 31, 2019	April 30, 2018
United States	$16,980	$17,030	$16,179
International	9,085	9,037	7,381
Consolidated total	$26,065	$26,067	$23,560

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

These risks and uncertainties, along with the risk factors discussed under Item 1A. “Risk Factors” in the Company’s 2019 Annual Report on Form 10-K, should be considered in evaluating any forward-looking statements contained in this report or incorporated by reference herein. All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to the Company or any person acting on its behalf are qualified by the cautionary statements in this section. The Company undertakes no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

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

Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and the results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s most critical accounting policies have been discussed in the Company’s 2019 Annual Report on Form 10-K and are incorporated by reference herein.

Under the MVMT acquisition agreement, the estimated fair value of the contingent consideration was determined using a Monte Carlo simulation with key assumptions that include revenue and brand EBITDA of the acquired business during the earn-out period, volatilities, estimated discount rates, risk-free rate, and correlation (see Note 4 – Acquisitions).

See Note 2 – Accounting Pronouncements Recently Adopted for updates to the critical accounting policies disclosed in the Company’s 2019 Annual Report on Form 10-K.

Recent Developments

On May 30, 2019, the Board of Directors approved the payment of a cash dividend in the amount of $0.20 for each share of the Company’s outstanding common stock and class A common stock. The dividend will be paid on June 25, 2019 to all shareholders of record as of the close of business on June 11, 2019. The decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board, in its sole discretion.

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

The Company divides its watch business into two principal categories: the owned brands category and the licensed brands category. The owned brands category consists of the Movado®, Ebel®, Concord®, Olivia Burton® and MVMT® brands. Watches in the licensed brands category include the following brands manufactured and distributed under license agreements with the respective brand owners: Coach®, Tommy Hilfiger®, HUGO BOSS®, Lacoste®, SCUDERIA FERRARI® and Rebecca Minkoff® and Uri Minkoff®.

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

Results of operations for the three months ended April 30, 2019 as compared to the three months ended April 30, 2018

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Three Months Ended April 30,
	2019	2018
Watch and Accessory Brands:
United States	$44,662	$33,793
International	86,833	78,306
Total Watch and Accessory Brands	131,495	112,099
Company Stores:
United States	14,832	15,050
International	222	—
Total Company Stores	15,054	15,050
Net Sales	$146,549	$127,149

Comparative net sales by categories were as follows (in thousands):

	Three Months Ended April 30,
	2019	2018
Watch and Accessory Brands:
Owned brands category	$51,919	$41,583
Licensed brands category	72,795	65,850
After-sales service and all other	6,781	4,666
Total Watch and Accessory Brands	131,495	112,099
Company Stores	15,054	15,050
Net Sales	$146,549	$127,149

Net Sales

Net sales for the three months ended April 30, 2019 were $146.5 million, $19.4 million or 15.3% above the prior year period. For the three months ended April 30, 2019, fluctuations in foreign currency exchange rates negatively impacted net sales by $4.7 million when compared to the prior year.

Watch and Accessory Brands Net Sales

Net sales for the three months ended April 30, 2019 in the Watch and Accessory Brands segment were $131.5 million, above the prior year period by $19.4 million or 17.3%. The increase in net sales was attributable to increases in net sales in both the International and United States locations of the Watch and Accessory Brands segment.

United States Watch and Accessory Brands Net Sales

Net sales for the three months ended April 30, 2019 in the United States location of the Watch and Accessory Brands segment were $44.7 million, above the prior year period by $10.9 million or 32.2%, resulting from net sales increase in both the owned and licensed brand categories.  The net sales recorded in the owned brands category increased by $6.9 million, or 27.9%, primarily due to sales attributable to the addition of the MVMT brand and increased sales in the Company’s e-commerce business. The net sales in the licensed brands category increased $2.7 million, or 41.0%.

International Watch and Accessory Brands Net Sales

Net sales for the three months ended April 30, 2019 in the International location of the Watch and Accessory Brands segment were $86.8 million, above the prior year by $8.5 million or 10.9%, which included fluctuations in foreign currency exchange rates which unfavorably impacted net sales by $4.7 million when compared to the prior year. This increase was driven by net sales increases in both the licensed brands and owned brands categories. The net sales increase in the licensed brands category was $4.3 million, or 7.2%, primarily due to net sales increases in Europe, Asia and Latin America. The net sales increase recorded in the owned brands category was $3.5 million, or 20.4% and is due to sales increases primarily in Europe, Asia and the Middle East.  The net sales increase in the owned brands category also included sales attributable to the addition of the MVMT brand.

Company Stores Net Sales

Net sales for the three months ended April 30, 2019 in the Company Stores segment was relatively flat in comparison to the prior year period at $15.0 million. Although the conversion rate remained strong as products continue to resonate well with customers, net sales in comparable stores decreased primarily as a result of the closure of two stores for renovation during the current quarter. This decrease was offset by the addition of new store openings. As of April 30, 2019, and 2018, the Company operated 44 and 40 retail outlet locations, respectively.

Gross Profit

Gross profit for the three months ended April 30, 2019 was $78.9 million or 53.8% of net sales as compared to $67.5 million or 53.1% of net sales in the prior year. The increase in gross profit of $11.4 million was primarily due to higher net sales and a higher gross margin percentage. The increase in the gross margin percentage of approximately 70 basis points for the three months ended April 30, 2019 resulted primarily from the favorable impact of sales mix of approximately 120 basis points and the increased leveraging of certain fixed costs as a result of higher sales of approximately 40 basis points partially offset by the negative impact of fluctuations in foreign currency exchange rates of approximately 110 basis points.

Selling, General and Administrative (“SG&A”)

SG&A expenses for the three months ended April 30, 2019 were $73.9 million, representing an increase from the prior year period of $14.5 million or 24.4%. The increase in SG&A expenses was attributable to higher marketing expenses of $7.1 million due primarily to the addition of MVMT; an increase in payroll related expenses of $3.4 million primarily as a result of the acquisition of MVMT and the opening of new company stores; higher rent and related expenses of $1.4 million as a result of new company store openings, expansion of one of the Company’s distribution centers and the addition of MVMT; an increase of $1.3 million in expenses related to the amortization of intangible assets and deferred compensation of MVMT; $1.1 million of expenses related to its new joint venture in Spain; and $0.6 million of additional costs related to an annual sales and marketing event for its wholesale customers worldwide. The increases were partially offset by the favorable effect of foreign currency translation on SG&A expenses related to the foreign subsidiaries of $1.1 million.

Watch and Accessory Brands Operating Income

For the three months ended April 30, 2019 and 2018, the Company recorded Watch and Accessory Brands segment operating income of $3.1 million and $6.4 million, which includes $9.0 million and $10.1 million of unallocated corporate expenses as well as $13.0 million and $11.0 million, respectively, of certain intercompany profits related to the Company’s supply chain operations. The $3.3 million decrease in operating income was the result of higher SG&A expenses of $14.0 million, partially offset by an increase in gross profit of $10.7 million when compared to the prior year. The increase in gross profit was the result of higher gross margin percentage and higher sales. The increase in SG&A expenses was primarily attributable to higher marketing expenses of $7.1 million; an increase in payroll related of $3.3 million; higher rent related expenses of $1.2 million; an increase of $1.3 million in expenses related to the amortization of intangible assets and deferred compensation of MVMT; and $1.1 million of expenses related to the Company’s new joint venture in Spain and $0.6 million of additional costs related to an annual sales and marketing event for its wholesale customers worldwide. For the three months ended April 30, 2019 fluctuations in foreign currency exchange rates negatively impacted Watch and Accessory Brands segment operating income by $1.4 million when compared to the prior year.

U.S. Watch and Accessory Brands Operating Loss

In the United States location of the Watch and Accessory Brands segment, for the three months ended April 30, 2019 and 2018, the Company recorded an operating loss of $10.8 million and $7.7 million, respectively, which includes unallocated corporate expenses of $9.0 million and $10.1 million. The increase in operating loss of $3.1 million was the result of higher SG&A expenses of $9.9 million, partially offset by higher gross profit of $6.8 million. The increase in gross profit of $6.8 million was due to higher sales of $10.9 million and a higher gross margin percentage. The increase in SG&A expenses of $9.9 million was primarily attributable to higher marketing costs of $5.5 million, an increase of $1.3 million in expenses related to the amortization of intangible assets and deferred compensation of MVMT; higher payroll related of $1.6 million; and of $0.3 million of higher rent related expenses.

International Watch and Accessory Brands Operating Income

In the International location of the Watch and Accessory Brands segment, for the three months ended April 30, 2019 and 2018, the Company recorded operating income of $13.9 million and $14.1 million, respectively, which includes $13.0 million and $11.0 million of certain intercompany profits related to the Company’s International supply chain operations. The decrease in operating income of $0.2 million was primarily related to higher SG&A expenses of $4.1 million partially offset by higher gross profit of $3.9 million. The increase in gross profit of $3.8 million was primarily related to higher net sales, partially offset by a lower gross margin percentage. The increase in SG&A expenses of $4.1 million was attributable to higher marketing expenses of $1.5 million; higher payroll related of $1.9 million; an increase of $1.1 million in rent related expenses; and $1.1 million of expenses related to the Company’s new joint venture in Spain. Fluctuation in foreign currency exchange rates negatively impacted operating income by $1.4 million when compared to the prior year.

Company Stores Operating Income

The Company recorded operating income of $1.9 million and $1.8 million in the Company Stores segment for the three months ended April 30, 2019 and 2018, respectively. The increase in operating income of $0.1 million was the result of higher gross profit of $0.6 million partially offset by higher SG&A expenses of $0.5 million. The higher gross profit was the result of higher gross margin percentage. The increase in SG&A expenses of $0.5 million was primarily due to rent and payroll related costs associated with the opening of new outlet locations.

Income Taxes

The Company recorded an income tax expense of $0.8 million and income tax benefit $0.1 million for the three months ended April 30, 2019 and 2018, respectively.

The effective tax rate was 17.7% and -1.8% for the three months ended April 30, 2019 and 2018, respectively. The change in the effective tax rate was primarily due to the release of valuation allowances against certain foreign deferred tax assets in prior year.

The effective tax rate for the three months ended April 30, 2019 differs from the U.S. statutory tax rate of 21.0% primarily due to foreign profits being taxed in lower taxing jurisdictions and excess tax benefits related to stock-based compensation, partially offset by no tax benefit being recognized on operating results of certain foreign subsidiaries.

The effective tax rate for the three months ended April 30, 2018 differs from the U.S. statutory tax rate of 21.0% primarily due to the release of a valuation allowance against certain foreign deferred tax assets and a decrease in the deferred withholding tax liability on unremitted earnings resulting from currency exchange rates.

Net Income Attributable to Movado Group, Inc.

The Company recorded net income attributable to Movado Group, Inc. of $3.9 million and $8.1 million, for the three months ended April 30, 2019 and 2018, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2019 and April 30, 2018, the Company had $150.7 million and $177.0 million, respectively, of cash and cash equivalents. Of this total, $134.4 million and $148.9 million, respectively, consisted of cash and cash equivalents at the Company’s foreign subsidiaries.

The Company recorded a deferred tax liability for foreign withholding and U.S. income taxes of $2.9 million related to $131.3 million of foreign earnings. This deferred tax liability is net of estimated foreign tax credits that would be generated upon the repatriation of such earnings. A deferred tax liability has not been recorded for the remaining undistributed foreign earnings of approximately $158.0 million, because the Company intends to permanently reinvest such earnings in its foreign operations. It is not practicable to estimate the tax liability related to a future distribution of these permanently reinvested foreign earnings.

At April 30, 2019, the Company had working capital of $335.1 million as compared to $374.2 million at April 30, 2018. The decrease in working capital was primarily the result of the addition of current operating lease liabilities of $13.8 million in accordance with the Company’s adoption of ASU 2016-02, “Leases”; the acquisition of MVMT in October 2018; and a decrease in other current assets primarily as a result of recovery of VAT of $4.6 million. These factors were partially offset by an increase in inventories. The Company defines working capital as the difference between current assets and current liabilities.

The Company had $25.6 million of cash used in operating activities for the three months ended April 30, 2019 as compared to $2.6 million cash used for the three months ended April 30, 2018. For the three months ended April 30, 2019 operating cash flow was the result of net income attributable to Movado Group, Inc. of $3.9 million, adjusted for the effects of non-cash items totaling $5.9 million, including $3.9 million of depreciation and amortization, $1.6 million for stock based compensation expense and $0.5 million for provision for inventories and allowance for doubtful accounts, partially offset by $0.1 million benefit for deferred taxes. Cash used in operating activities included an increase in investment in inventories of $14.8 million to support sales growth, increase in current assets of $4.1 million due to timing of payments of annual fees, decrease in accrued payroll and benefits of $11.5 million primarily as a result of payments of performance based compensation and decrease in taxes payable of $2.1 million due to payments made during the quarter.

Cash used in investing was $2.3 million for the three months ended April 30, 2019 as compared to $1.9 million for the three months ended April 30, 2018. The cash used in the three months ended April 30, 2019 was primarily $2.2 million in capital expenditures primarily related to the opening and renovation of the Company stores and to the construction of shop-in-shop at some of the Company’s wholesale customers.

Cash used in financing activities was $8.4 million for the three months ended April 30, 2019 as compared to $27.7 million of cash used in financing activities for the three months ended April 30, 2018. The cash used in the three months ended April 30, 2019 included $4.6 million dividends paid, $2.6 million in stock repurchased in the open market, and $1.2 million stock option options and awards exercised, net of $1.4 million of shares repurchased as a result of the surrender of shares in connection with the vesting of certain stock awards.

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

As of April 30, 2019, and April 30, 2018, there were 50.0 million in Swiss francs (with a dollar equivalent of $49.1 million) and zero, respectively, in loans outstanding under the Facility. Availability under the Facility was reduced by the aggregate number of letters of credit outstanding, issued in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at both April 30, 2019 and April 30, 2018.  At April 30, 2019, the letters of credit have expiration dates through April 26, 2020. As of April 30, 2019, and April 30, 2018, availability under the Facility was $50.6 million and $99.7 million, respectively.

The Company had weighted average borrowing under the facility of $49.8 million and $7.8 million, with a weighted average interest rate of 1.00% and 0.96% during the first quarter of fiscal 2020 and 2019, respectively.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified maturity with a Swiss bank. As of April 30, 2019, and 2018, these lines of credit totaled 6.5 million Swiss francs for both periods, with a dollar equivalent of $6.4 million and $6.6 million, respectively. As of April 30, 2019, and 2018, there were no borrowings against these lines. As of April 30, 2019, and 2018, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.1 million and $1.2 million, respectively, in various foreign currencies, of which $0.5 million and $0.6 million, respectively, was a restricted deposit as it relates to lease agreements.

Cash paid for interest, including unused commitments fees was $0.2 million for both April 30, 2019 and April 30, 2018.

The Company paid cash dividends of $0.20 per share or $4.6 million during the three months ended April 30, 2019. The decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

On August 29, 2017, the Board approved a share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. Under this program the Company may purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise through August 29, 2020. During the three months ended April 30, 2019, the Company repurchased a total of 78,402 shares of its common stock at a total cost of $2.6 million, or an average of $33.36 per share.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet financing or unconsolidated special-purpose entities.

Accounting Changes and Recent Accounting Pronouncements

See Note 2 to the accompanying unaudited consolidated financial statements for a description of certain accounting changes and recent accounting pronouncements, which may impact the Company’s consolidated financial statements in future reporting periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

The Company’s primary market risk exposure relates to foreign currency exchange risk (see Note 7 to the Consolidated Financial Statements). A significant portion of the Company’s purchases are denominated in Swiss francs and, to a lesser extent, the Japanese Yen. The Company also sells to third-party customers in a variety of foreign currencies, most notably the Euro and the British Pound. The Company reduces its exposure to the Swiss franc, Euro, British Pound, Chinese Yuan and Japanese Yen exchange rate risk through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. In the event these exposures do not offset, from time to time the Company uses various derivative financial instruments to further reduce the net exposures to currency fluctuations, predominately forward and option contracts. Certain of these contracts meet the requirements of qualified hedges. In these circumstances, the Company designates and documents these derivative instruments as a cash flow hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. Changes in the fair value of hedges designated and documented as a cash flow hedge and which are highly effective, are recorded in other comprehensive income until the underlying transaction affects earnings, and then are later reclassified into earnings in the same account as the hedged transaction. The earnings impact is mostly offset by the effects of currency movements on the underlying hedged transactions. To the extent that the Company does not engage in a hedging program, any change in the Swiss franc, Euro, British Pound and Japanese Yen exchange rates to local currency would have an equal effect on the Company’s earnings.

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

As of April 30, 2019, the Company’s entire net forward contracts hedging portfolio consisted of 40.4 million Chinese Yuan equivalent, 31.0 million Swiss francs equivalent, 15.3 million US dollars equivalent, 14.2 million Euros equivalent and 1.9 million British Pounds equivalent with various expiry dates ranging through October 29, 2019, compared to a portfolio of 16.0 million Swiss francs equivalent, 9.0 million Euros equivalent and 2.8 million British Pounds equivalent, with various expiry dates ranging through October 9, 2018 as of April 30,2018. If the Company were to settle its Swiss franc forward contracts at April 30, 2019, the net result would be a loss of $0.4 million, net of tax benefit of $0.1 million. As of April 30, 2019, the Company’s British Pound, Chinese Yuan, US Dollar and Euro forward contracts had no gain or loss. The Company had no Swiss franc, Euro or British Pound option contracts related to cash flow hedges as of April 30, 2019 and April 30, 2018, respectively.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under its hedging program, the Company can purchase various commodity derivative instruments, primarily futures contracts. When held, these derivatives are documented as qualified cash flow hedges, and the resulting gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. The Company did not hold any future contracts in its gold hedge portfolio as of April 30, 2019 and 2018, thus, any changes in the gold purchase price will have an equal effect on the Company’s cost of sales.

Debt and Interest Rate Risk

Floating rate debt at April 30, 2019 and 2018 totaled $49.1 million (50 million in Swiss francs) and zero, respectively. The debt outstanding at April 30, 2019 is based on LIBOR plus a spread ranging from 1.00% to 1.75% per annum or on a base rate plus a spread ranging from 0% to 0.75% per annum. with the spread in each case being based on the Company’s consolidated leverage ratio (as defined in the credit agreement). As of April 30, 2019, the Company’s spreads were 1.00% over LIBOR and 0% over the base rate.  The Company does not hedge these interest rate risks. Based on the average floating rate debt outstanding during the three months ended, a one-percent increase or decrease in the average interest rate during the period would have resulted in a change to interest expense of $0.1 million for the three months ended April 30, 2019.

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

Changes in Internal Control Over Financial Reporting

The Company implemented changes to internal controls due to the adoption of ASU 2016-02 effective February 1, 2019. These changes include implementing a new lease accounting system and processes to evaluate and account for contracts under the new accounting standard.

On October 1, 2018, the Company acquired MVMT Watches, Inc, the owner of the MVMT brand (“MVMT”).  In conducting its evaluation of the effectiveness of internal controls over financial reporting as of April 30, 2019, the Company excluded MVMT Watches, Inc. from that evaluation in accordance with the rules relating to recently-acquired entities.

There have been no other changes in the Company’s internal control over financial reporting during the three months ended April 30, 2019 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As of April 30, 2019, there have been no material changes to any of the risk factors previously reported in the Company’s 2019 Annual Report on Form 10-K, except as described below.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 29, 2017, the Board approved a share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock from time to time through August 29, 2020, depending on market conditions, share price and other factors. The Company may purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise. During the three months ended April 30, 2019, the Company repurchased a total of 78,402 shares of its common stock at a total cost of $2.6 million, or an average of $33.36 per share.

If additional tariffs or other restrictions are placed on imports from China or any retaliatory trade measures are taken by China, the Company’s financial condition and results of operations may be materially harmed.

Starting in July 2018, the Trump Administration announced a series of lists covering thousands of categories of Chinese origin products subject to potential additional tariffs of 10% to 25% of import value. Many categories of Chinese imports became subject to the 10% additional tariff in September 2018, including certain of the Company’s packaging products. The 10% additional tariff was scheduled to increase to 25% if a trade agreement with China was not reached by March 1, 2019. Although these additional tariff hikes were temporarily suspended pending trade talks, these tariff hikes went into effect on May 10, 2019, thereby increasing the total additional tariffs on the Company’s packaging products produced in China from 10% to 25% of import value. In addition, the Trump Administration indicated that it may soon impose, after notice and comment, additional 25% tariffs on substantially all remaining products of China. All of the Company’s smartwatches and most of the straps and bracelets used in the production of its traditional watches are products of China. Therefore, the proposed 25% additional tariff would apply to these products if the tariff sanction increase goes into effect. However, since China is not the country of origin under existing customs rules for any of the watch heads (i.e., the case and all parts contained therein, including the non-Chinese origin movement) used in the production of the Company’s traditional watches, we do not believe that the proposed additional 25% tariff would apply to its traditional watches assembled in and imported from China, other than the straps and bracelets attached thereto.  Nevertheless, the precise impact of the proposed additional tariff is impossible to predict at this time. To the extent that significant tariffs or other restrictions are placed on the Company’s imports from China, it may be required to raise prices for watches sold in the United States, which is the Company’s single largest market, which could result in the loss of customers and harm its operating performance. Alternatively, the Company may seek to shift production outside of China, resulting in significant costs and disruption to the Company’s operations and materially and adversely affecting its sales, costs and results of operations. In addition, the Company’s business may be impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, causing the Company to raise prices or make changes to its operations, any of which could materially harm its financial condition and results of operations. At the election of an employee, upon the vesting of a stock award or the exercise of a stock option, shares of common stock having an aggregate value on the vesting of the award or the exercise date of the option, as the case may be, equal to the employee’s withholding tax obligation may be surrendered to the Company by netting them from the vested shares issued. Similarly, shares having an aggregate value equal to the exercise price of an option may be tendered to the Company in payment of the option exercise price and netted from the shares of common stock issued upon the option exercise. An aggregate of 42,127 shares were repurchased during the three months ended April 30, 2019 as a result of the surrender of shares of common stock in connection with the vesting of certain restricted stock awards and stock options.

The following table summarizes information about the Company’s purchases for the three months ended April 30, 2019 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
February 1, 2019 – February 28, 2019	31,425	$32.53	31,425	$39,582,789
March 1, 2019 – March 31, 2019	27,195	33.79	25,977	38,706,686
April 1, 2019 – April 30, 2019	61,909	33.35	21,000	37,989,275
Total	120,529	$33.24	78,402	$37,989,275

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Movado Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2019 filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOVADO GROUP, INC.
(Registrant)
Dated: May 30, 2019	By:	/s/ Sallie A. DeMarsilis
Sallie A. DeMarsilis Senior Vice President, Chief Financial Officer and Principal Accounting Officer