Form 10-Q
period 2019-07-31
MOVADO GROUP INC
filed 2019-08-28
CIK 72573

L

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2019

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

The number of shares outstanding of the registrant’s Common Stock and Class A Common Stock as of August 22, 2019 were 16,411,773 and 6,587,956, respectively.

MOVADO GROUP, INC.

Index to Quarterly Report on Form 10-Q

July 31, 2019

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	July 31,	January 31,	July 31,
	2019	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$134,890	$189,911	$175,583
Trade receivables, net	93,699	84,026	83,818
Inventories	200,953	165,311	171,417
Other current assets	32,113	28,898	37,852
Total current assets	461,655	468,146	468,670
Property, plant and equipment, net	28,248	26,067	24,533
Operating lease right-of-use assets	91,119	—	—
Deferred and non-current income taxes	24,621	24,503	8,074
Goodwill	131,936	136,033	55,744
Other intangibles, net	43,995	48,183	19,976
Other non-current assets	59,057	56,769	50,251
Total assets	$840,631	$759,701	$627,248
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$50,281	$38,650	$34,578
Accrued liabilities	43,874	44,429	41,597
Accrued payroll and benefits	7,333	18,773	8,457
Current operating lease liabilities	14,609	—	—
Income taxes payable	10,800	10,831	5,996
Total current liabilities	126,897	112,683	90,628
Loans payable to bank	50,300	50,280	—
Deferred and non-current income taxes payable	26,593	29,242	29,718
Non-current operating lease liabilities	82,972	—	—
Other non-current liabilities	50,025	67,120	43,548
Total liabilities	336,787	259,325	163,894
Commitments and contingencies (Note 9)
Redeemable noncontrolling interest	3,540	3,721	—
Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 27,853,680, 27,701,742 and 27,643,809 shares issued and outstanding, respectively	279	277	276
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,587,956, 6,586,780 and 6,623,030 shares issued and outstanding, respectively	65	65	66
Capital in excess of par value	205,117	201,814	198,246
Retained earnings	443,414	431,180	396,041
Accumulated other comprehensive income	74,206	80,507	80,402
Treasury Stock, 11,442,021, 11,268,492 and 11,117,050 shares, respectively, at cost	(222,777)	(217,188)	(211,677)
Total Movado Group, Inc. shareholders' equity	500,304	496,655	463,354
Total liabilities, redeemable noncontrolling interest and equity	$840,631	$759,701	$627,248

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Net sales	$157,816	$144,093	$304,365	$271,242
Cost of sales	72,477	66,259	140,153	125,884
Gross profit	85,339	77,834	164,212	145,358
Selling, general and administrative	76,563	64,974	150,462	124,359
Operating income	8,776	12,860	13,750	20,999
Non-operating income/(expense):
Change in contingent consideration (Note 8)	13,627	—	13,627	—
Interest expense	(225)	(162)	(449)	(384)
Interest income	24	57	45	114
Income before income taxes	22,202	12,755	26,973	20,729
Provision for income taxes (Note 11)	4,741	3,615	5,588	3,474
Net income	17,461	9,140	21,385	17,255
Less: Net loss attributable to noncontrolling interests	(44)	—	(45)	—
Net income attributable to Movado Group, Inc.	$17,505	$9,140	$21,430	$17,255

Basic income per share:
Weighted basic average shares outstanding	23,138	23,245	23,127	23,172
Net income per share attributable to Movado Group, Inc.	$0.76	$0.39	$0.93	$0.74

Diluted income per share:
Weighted diluted average shares outstanding	23,292	23,712	23,370	23,585
Net income per share attributable to Movado Group, Inc.	$0.75	$0.39	$0.92	$0.73

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Net income	$17,461	$9,140	$21,385	$17,255
Other comprehensive income/(loss):
Net unrealized gain on investments, net of tax provision of $2, $14, $3 and $19, respectively	7	50	8	64
Net change in effective portion of hedging contracts, net of tax provision (benefit) of $5 and $(20), respectively	—	23	—	(104)
Amortization of prior service cost, net of tax provision of $3 and $7, respectively	13	—	26	—
Foreign currency translation adjustments	(2,151)	(4,675)	(6,335)	(19,901)
Total other comprehensive loss, net of taxes	(2,131)	(4,602)	(6,301)	(19,941)
Less:
Comprehensive income/(loss) attributable to noncontrolling interest:
Net loss	(44)	—	(45)	—
Foreign currency translation adjustments	(52)	—	(136)	—
Total comprehensive loss attributable to noncontrolling interest	$(96)	—	$(181)	—
Total comprehensive income/(loss) attributable to Movado Group, Inc.	$15,426	$4,538	$15,265	$(2,686)

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended July 31,
	2019	2018
Cash flows from operating activities:
Net income attributable to Movado Group, Inc.	$21,430	$17,255
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Change in contingent consideration	(13,627)	—
Depreciation and amortization	7,937	6,495
Transactional losses	443	287
Provision for inventories and accounts receivable	1,285	1,113
Deferred income taxes	(2,415)	(2,363)
Stock-based compensation	3,082	2,823
Other	(106)	—
Changes in assets and liabilities:
Trade receivables	(11,198)	(4,253)
Inventories	(37,479)	(25,415)
Other current assets	(3,689)	(9,558)
Accounts payable	12,811	10,955
Accrued liabilities	447	8,613
Accrued payroll and benefits	(11,370)	(6,479)
Income taxes payable	77	4,074
Other non-current assets	(666)	(1,319)
Other non-current liabilities	444	1,903
Net cash (used in)/provided by operating activities	(32,594)	4,131
Cash flows from investing activities:
Capital expenditures	(6,948)	(5,060)
Trademarks and other intangibles	(99)	(217)
Net cash used in investing activities	(7,047)	(5,277)
Cash flows from financing activities:
Repayments of bank borrowings	—	(25,000)
Stock awards and options exercised and other changes	(1,234)	4,825
Stock repurchase	(4,199)	(2,057)
Dividends paid	(9,196)	(9,229)
Net cash used in financing activities	(14,629)	(31,461)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(751)	(6,621)
Net decrease in cash, cash equivalents and restricted cash	(55,021)	(39,228)
Cash, cash equivalents, and restricted cash at beginning of year	190,459	215,411
Cash, cash equivalents, and restricted cash at end of period	$135,438	$176,183

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$134,890	$175,583
Restricted cash included in other non-current assets	548	600
Cash, cash equivalents, and restricted cash	$135,438	$176,183

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

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”, which modifies the disclosure requirements in ASC 820, Fair Value Measurement. This guidance is effective for fiscal years beginning after December 15, 2019, which will be the Company’s first quarter of fiscal 2021, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard.

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

The Company adopted ASU 2016-02, “Leases”, on February 1, 2019, the first day of fiscal 2020, using the modified retrospective approach and accordingly the Company recognized a cumulative effect adjustment in the first quarter of fiscal 2020, rather than restating any prior periods. The Company has elected to use the package of practical expedients permitted under the transition guidance, which does not require reassessment of prior conclusions related to contracts containing a lease, lease classification and initial direct costs for any expired or existing leases. The transition practical expedient allows Companies to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than the earliest period presented. The adoption did not result in any adjustments to the opening balance of retained earnings.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and subsequently issued additional guidance that modified ASU 2016-13. This standard introduces a forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This may result in the earlier recognition of allowance for losses. This guidance is effective for fiscal years beginning after December 15, 2019, which will be the Company’s first quarter of fiscal 2021, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard.

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

The number of shares used in calculating basic and diluted earnings (loss) per share is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Weighted average common shares outstanding:
Basic	23,138	23,245	23,127	23,172
Effect of dilutive securities:
Stock awards and options to purchase shares of common stock	154	467	243	413
Diluted	23,292	23,712	23,370	23,585

For the three months ended July 31, 2019 and 2018, approximately 410,000 and zero, respectively, of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. For the six months ended July 31, 2019 and 2018, approximately 222,000 and 92,000, respectively, of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

The Company declared quarterly cash dividends of $0.20 in both the first and second quarters of fiscal year 2020, representing $9.2 million in total dividends. Of this amount, $4.6 million was paid on June 25, 2019 and $4.6 million was paid on April 24, 2019. The Company declared quarterly cash dividends of $0.20 in both the first and second quarters of fiscal year 2019, representing $9.2 million in total dividends. Of this amount, $4.6 million was paid on June 25, 2018 and $4.6 million was paid on April 25, 2018.

NOTE 4 – ACQUISITIONS

City Time

On December 3, 2018, the Company acquired 51% of City Time Distribucion, S.L. (“City Time”), the Company’s distributor in Spain, and simultaneously signed a joint venture agreement. The purchase price was 4.2 million Euros, or $4.8 million, net of cash acquired, and was funded with cash on hand. The results of City Time have been included in the consolidated financial statements since the date of acquisition within the International location of the Watch and Accessory Brands segment. Of the total purchase consideration, there were no material amounts allocated to assets acquired and liabilities assumed.

Pursuant to the joint venture agreement, the noncontrolling interest holder has the right to sell its interest in City Time to the Company on two specific dates in the future. The noncontrolling interest is not redeemable until such dates. The Company will adjust the carrying value of the redeemable interest to the redemption amount assuming it was redeemable at the balance sheet date.  At July 31, 2019, the Company concluded that the remeasurement adjustment is immaterial.

MVMT

On October 1, 2018, the Company acquired MVMT Watches, Inc., owner of the MVMT brand, for an initial payment of $100.0 million and two future contingent payments that combined could total up to an additional $100.0 million before tax benefits. The exact amount of the future payments will be determined by MVMT's future financial performance with no minimum required future payment. After giving effect to the closing adjustments, the purchase price was $108.4 million, net of cash acquired of $3.8 million. The acquisition was funded with cash on hand and adds a new brand with significant global growth potential to the Company’s portfolio.

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

The estimated fair value of the contingent consideration was determined using a Monte Carlo simulation that includes key assumptions regarding MVMT’s projected financial performance during the earn-out period (through 2023), volatilities, estimated discount rates, risk-free interest rate, and correlation. Each reporting period after the acquisition, the Company remeasures the fair value of the contingent purchase price liability and will record increases or decreases in the fair value of the liability in its Consolidated Statements of Operations. Changes in fair value will result from changes in actual and projected financial performance, discount rates, volatilities, and the other key assumptions. The inputs and assumptions are not observable in the market but reflect the assumptions the Company believes would be made by a market participant. The possible outcomes for the contingent consideration range from $0 to $100 million on an undiscounted basis. As a result, changes in the estimated fair value of the contingent consideration over time may result in significant volatility in the Company’s reported earnings.

As of the July 31, 2019 remeasurement date, the contingent purchase price liability has been remeasured to $1.9 million. Of the $15.0 million decrease in the liability, $13.6 million is included in non-operating income (portion of contingent consideration allocated to purchase price) in the Consolidated Statements of Operations for the three and six months ended July 31, 2019, and $0.5 million and $0.9 million are reflected as a reduction of deferred compensation (portion of contingent consideration allocated to deferred compensation based on future service requirements) within other current assets and other non-current assets, respectively, in the Consolidated Balance Sheets. In connection with the remeasurement of the contingent consideration during the quarter ended July 31, 2019, the Company assessed the undiscounted cash flows associated with the long-lived assets pertaining to MVMT. Current estimates indicate that carrying amounts are expected to be recovered. Management considers its estimates to be reasonable, however, actual results could differ from these estimates. Refer to Note 8 for further discussion of fair value measurements.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018 (1)
(In thousands, except per share data)	(Unaudited)		(Unaudited)
Net sales	$157,816	$155,697	$304,365	$295,261
Net income	17,505	$7,353	$21,430	$6,734

Basic income per share:
Net income per share attributable to Movado Group, Inc.	$0.76	$0.32	$0.93	$0.29

Diluted income per share:
Net income per share attributable to Movado Group, Inc.	$0.75	$0.31	$0.92	$0.29

(1)	Includes non-recurring transaction costs of $7.0 million associated with the acquisition.

The changes in the carrying amount of other intangible assets during the six months ended July 31, 2019 are as follows (in thousands):

	Trade names	Customer relationships	Other (1)	Total
Weighted Average Amortization Period (in years)	10	7	7
Balance, January 31, 2019	$34,771	$12,181	$1,231	$48,183
Additions	—	—	99	99
Amortization	(1,865)	(1,001)	(188)	(3,054)
Foreign exchange impact	(531)	(648)	(54)	(1,233)
Balance, July 31, 2019	$32,375	$10,532	$1,088	$43,995

(1)	Other includes fees paid related to trademarks and non-compete agreement related to Olivia Burton brand.

Amortization expense for intangible assets was $1.5 million and $0.8 million for the three months ended July 31, 2019 and 2018 respectively, and $3.1 million and $1.7 million for the six months ended July 31, 2019 and 2018, respectively.

NOTE 5 – INVENTORIES

Inventories consisted of the following (in thousands):

	July 31, 2019	January 31, 2019	July 31, 2018
Finished goods	$152,262	$123,947	$129,587
Component parts	45,918	39,752	39,880
Work-in-process	2,773	1,612	1,950
	$200,953	$165,311	$171,417

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

As of July 31, 2019, and July 31, 2018, there were 50.0 million in Swiss francs (with a dollar equivalent of $50.3 million) and zero,  respectively, in loans outstanding under the Facility. Availability under the Facility was reduced by the aggregate number of letters of credit outstanding, issued in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at both July 31, 2019 and July 31, 2018.  At July 31, 2019, the letters of credit have expiration dates through June 1, 2020. As of July 31, 2019, and July 31, 2018, availability under the Facility was $49.4 million and $99.7 million, respectively.

The Company had weighted average borrowings under the facility of $50.2 million and zero during the three months ended July 31, 2019 and 2018, respectively, with a weighted average interest rate of 1.00% during the three months ended July 31, 2019. The Company had weighted average borrowings under the facility of $50.0 million and $3.7 million, with a weighted average interest rate of 1.00% and 3.07%, during the six months ended July 31, 2019 and 2018, respectively.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified maturity with a Swiss bank. As of July 31, 2019, and 2018, these lines of credit totaled 6.5 million Swiss francs for both periods, with a dollar equivalent of $6.5 million and $6.6 million, respectively. As of July 31, 2019, and 2018, there were no borrowings against these lines. As of July 31, 2019, and 2018, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.2 million, for both periods, in various foreign currencies, of which $0.5 million and $0.6 million, respectively, was a restricted deposit as it relates to lease agreements.

Cash paid for interest, including unused commitments fees, was $0.3 million for both periods ended July 31, 2019 and July 31, 2018.

NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS

As of July 31, 2019, the Company’s entire net forward contracts hedging portfolio consisted of 53.0 million Chinese Yuan equivalent, 33.0 million Swiss francs equivalent, 29.0 million US dollars equivalent, 23.1 million Euros equivalent and 1.1 million British Pounds equivalent with various expiry dates ranging through January 15, 2020. These forward contracts are not designated as qualified hedges in accordance with ASC 815, Derivatives and Hedging, and, therefore, changes in the fair value of these derivatives are recognized in earnings in the period they arise. Net gains or losses related to these forward contracts are included in Selling, general and administrative expenses in the Consolidated Statements of Operations. The cash flows related to these foreign currency contracts are classified to operating activities.

See Note 8 for fair value and presentation in the Consolidated Balance Sheets for derivatives.

For the quarter ended July 31, 2019, the Company did not have any cash flow hedges.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of July 31, 2019 and 2018 and January 31, 2019 (in thousands):

		Fair Value at July 31, 2019
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$187	$—	$—	$187
Short-term investment	Other current assets	156	—	—	156
SERP assets - employer	Other non-current assets	1,130	—	—	1,130
SERP assets - employee	Other non-current assets	42,298	—	—	42,298
Defined benefit plan assets	Other non-current liabilities	—	—	32,244	32,244
Hedge derivatives	Other current assets	—	140	—	140
Total		$43,771	$140	$32,244	$76,155
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$42,298	$—	$—	$42,298
Hedge derivatives	Accrued liabilities	—	71	—	71
Contingent consideration	Other non-current liabilities	—	—	1,900	1,900
Total		$42,298	$71	$1,900	$44,269

		Fair Value at January 31, 2019
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$177	$—	$—	$177
Short-term investment	Other current assets	155	—	—	155
SERP assets - employer	Other non-current assets	860	—	—	860
SERP assets - employee	Other non-current assets	38,170	—	—	38,170
Defined benefit plan assets	Other non-current liabilities	—	—	33,223	33,223
Hedge derivatives	Other current assets	—	22	—	22
Total		$39,362	$22	$33,223	$72,607
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$38,170	$—	$—	$38,170
Hedge derivatives	Accrued liabilities	—	156	—	$156
Contingent consideration	Other non-current liabilities	—	—	16,718	16,718
Total		$38,170	$156	$16,718	$55,044

		Fair Value at July 31, 2018
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$187	$—	$—	$187
Short-term investment	Other current assets	156	—	—	156
SERP assets - employer	Other non-current assets	1,262	—	—	1,262
SERP assets - employee	Other non-current assets	38,970	—	—	38,970
Hedge derivatives	Other current assets	—	161	—	161
Total		$40,575	$161	$—	$40,736
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$38,970	$—	$—	$38,970
Hedge derivatives	Accrued liabilities	—	481	—	481
Total		$38,970	$481	$—	$39,451

The fair values of the Company’s available-for-sale securities are based on quoted prices. The fair value of the short-term investment, which is a guaranteed investment certificate, is based on its purchase price plus one half of a percent calculated annually. The assets related to the Company’s defined contribution supplemental executive retirement plan (“SERP”) consist of both employer (employee unvested) and employee assets which are invested in investment funds with fair values calculated based on quoted market prices. The SERP liability represents the Company’s liability to the employees in the plan for their vested balances. The hedge derivatives are entered into by the Company principally to reduce its exposure to Swiss franc and Euro exchange rate risks. Fair values of the Company’s hedge derivatives are calculated based on quoted foreign exchange rates and quoted interest rates. The carrying amount of debt approximated fair value as of July 31, 2019, and January 31, 2019, due to the availability and floating rate for similar instruments.

The Company sponsors a pension plan in Switzerland which was amended to a defined benefit plan effective December 31, 2018. The plan covers certain international employees and is based on years of service and compensation on a career-average pay basis. The assets within the plan are classified as a Level 3 asset within the fair value hierarchy and consist of an investment in pooled assets and include separate employee accounts that are invested in equity securities, debt securities and real estate. The values of the separate accounts invested are based on values provided by the administrator of the funds that cannot be readily derived from or corroborated by observable market data. The value of the assets is part of the funded status of the defined benefit plan and included in other non-current liabilities in the consolidated balance sheets at July 31, 2019 and January 31, 2019.

The fair value of the Level 3 contingent purchase price liability related to the acquisition of MVMT Watches, Inc. owner of the MVMT brand, is measured using a Monte Carlo simulation with key assumptions that include revenue and brand EBITDA, (as defined in the acquisition agreement) of the acquired business during the earn-out period, volatilities, estimated discount rates, risk-free rate, and correlation. The liability is revalued each reporting period after the acquisition and increases or decreases in the fair value of the liability are recorded in the Consolidated Statements of Operations. Changes in fair value can result from the estimated achievement of the revenue and brand EBITDA performance hurdles, and movements in discount rates, volatilities, and the other key assumptions. The inputs and assumptions are not observable in the market but reflect the assumptions the Company believes would be made by a market participant. The possible outcomes for the contingent consideration range from $0 to $100 million on an undiscounted basis. As a result, changes in the estimated fair value of the contingent consideration over time may result in significant volatility in the Company’s reported earnings.

Based on updated revenue and EBITDA (as defined in the acquisition agreement) performance expectations during the earn-out period for MVMT, the Company remeasured the contingent consideration to $1.9 million at July 31, 2019. Of the $15.0 million decrease in the liability, $13.6 million is included in non-operating income (portion of contingent consideration allocated to purchase price) in the Consolidated Statements of Operations for the three and six months ended July 31, 2019, and $0.5 million and $0.9 million are reflected as a reduction of deferred compensation (portion of contingent consideration allocated to deferred compensation based on future service requirements) within other current assets and other non-current assets, respectively, in the Consolidated Balance Sheets. As the remeasurement is not a direct benefit realized from operating the MVMT business, the Company has recorded the change in contingent consideration within non-operating income in the Consolidated Statements of Operations and as such, has not included it in operating income for the Watch and Accessory Brands segment. Refer to Note 17 for Segment and Geographic Information.

The following tables presents the change in the Level 3 contingent purchase price liability during the three and six months ended July 31, 2019:

Three Months Ended July 31,
(In thousands)	2019
Balance at April 30, 2019	$16,884
Payments	—
Adjustments included in income before income taxes	(13,627)
Adjustments to deferred compensation	(1,357)
Ending Balance	$1,900

Six Months Ended July 31,
(In thousands)	2019
Balance at January 31, 2019	$16,718
Payments	—
Adjustments included in income before income taxes	(13,461)
Adjustments to deferred compensation	(1,357)
Ending Balance	$1,900

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

The purchase consideration for the MVMT business includes two future contingent payments that combined could total up to $100 million. Although the Company has established appropriate reserves for this liability based on its current estimate of the amounts that will eventually become payable, the exact amount of the future payments will be determined by MVMT's financial performance through the end of fiscal 2023. The Company expects to recognize gains/losses, as the case may be, as the Company’s estimate of the amount payable is updated from time to time. These gains/losses could result in significant volatility in reported earnings. (See Note 4 – Acquisitions and Note 8 – Fair Value Measurements).

The Company is involved in legal proceedings and claims from time to time, in the ordinary course of its business. Legal reserves are recorded in accordance with the accounting guidance for contingencies. Contingencies are inherently unpredictable and it is possible that results of operations, balance sheets or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, such matters. For those legal proceedings and claims for which the Company believes that it is probable that a reasonably estimable loss may result, the Company records a reserve for the potential loss. For proceedings and claims where the Company believes it is reasonably possible that a loss may result that is materially in excess of amounts accrued for the matter, the Company either discloses an estimate of such possible loss or range of loss or includes a statement that such an estimate cannot be made. As of July 31, 2019, the Company is party to legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition, future results of operations beyond the amounts accrued, or cash flows.

NOTE 10 – LEASES

The Company evaluates contractual arrangements at inception to determine if individual agreements are a lease or contain an identifiable lease component as defined by ASC 842. When evaluating contracts to determine appropriate classification and recognition under ASC 842, significant judgment may be necessary to determine, among other criteria, if an embedded leasing arrangement exists, the length of the term, classification as either an operating or financing lease and whether renewal or termination options are reasonably certain to be exercised. Lease assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. These assets and liabilities are recognized on the lease commencement date based on the present value of lease payments over the lease term calculated using the Company’s incremental borrowing rate, adjusted for the lease term and lease country, unless the implicit rate is readily determinable. Lease assets also include any upfront lease payments made and are reduced by lease incentives. Some lease terms include options to extend or terminate the lease and they are included in the measurement of the lease assets and lease liabilities if the Company is reasonably certain that those options will be exercised.

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

The components of lease expense were as follows (in thousands):

Lease Expense	Consolidated Statements of Operation Location	For the Three Months Ended July 31, 2019	For the Six Months Ended July 31, 2019
Operating lease expense	SG&A	$4,858	$9,534
Short-term lease cost	SG&A	263	402
Variable lease cost	SG&A	2,127	3,847
Total operating lease expense		$7,248	$13,783
Finance lease cost:
Amortization of right-of-use assets	SG&A	$29	$58
Interest on lease liabilities	Interest expense	$3	$7

The following table discloses supplemental balance sheet information for the Company’s leases (in thousands):

Leases	Consolidated Balance Sheets Location	July 31, 2019
Assets
Operating	Operating lease right-of-use assets	$91,119
Finance	Other non-current assets	$341

Liabilities
Current:
Operating	Current operating lease liabilities	$14,609
Finance	Accrued liabilities	$114
Noncurrent:
Operating	Non-current operating lease liabilities	$82,972
Finance	Other non-current liabilities	$229

The following table discloses the weighted-average remaining lease term and weighted-average discount rate for the Company's leases:

Lease Term and Discount Rate	July 31, 2019
Weighted-average remaining lease term - in years
Operating leases	7.63
Finance leases	2.89
Weighted-average discount rate:
Operating leases	3.70%
Finance leases	3.86%

Future minimum lease payments by year as of July 31, 2019 were as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2020 (remaining)	$9,277	$63
2021	16,887	125
2022	15,359	125
2023	13,260	49
2024	12,538	—
Thereafter	45,767	—
Total lease payments	$113,088	$362
Less: Interest	(15,507)	(19)
Total lease obligations	$97,581	$343

Future minimum lease payments by year as of January 31, 2019 were as follows (in thousands):

Fiscal Year Ending January 31,
2020	$14,036
2021	11,325
2022	10,135
2023	8,279
2024	7,683
Thereafter	35,020
$86,478

Supplemental cash flow information related to leases was as follows (in thousands):

	For the Three Months Ended July 31, 2019	For the Six Months Ended July 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,223	$8,280
Operating cash flows from finance leases	3	7
Financing cash flows from finance leases	28	56
Leased assets obtained in exchange for new operating lease liabilities	7,318	8,351
Leased assets obtained in exchange for new financing lease liabilities	—	399

As of July 31, 2019, the Company did not have any material operating or finance leases that have been signed but not commenced.

NOTE 11 – INCOME TAXES

The Company recorded income tax expense of $4.7 million and $3.6 million for the three months ended July 31, 2019 and 2018, respectively.

The effective tax rate was 21.4% and 28.3% for the three months ended July 31, 2019 and 2018, respectively. The change in the effective tax rate was primarily due to no tax benefit being recognized on losses incurred by certain foreign operations and a decrease in permanent differences.

The Company recorded income tax expense of $5.6 million and $3.5 million for the six months ended July 31, 2019 and 2018, respectively.

The effective tax rate was 20.7% and 16.8% for the six months ended July 31, 2019 and 2018, respectively. The change in the effective tax rate was primarily due to the release of valuation allowances against certain foreign deferred tax assets in the prior year.

The effective tax rate for the three months ended July 31, 2019 differs from the U.S. statutory tax rate of 21.0% primarily due to no tax benefit being recognized on losses incurred by certain foreign operations, partially offset by foreign profits being taxed in lower taxing jurisdictions. The effective tax rate for the six months ended July 31, 2019 differs from the U.S. statutory tax rate of 21.0% primarily due to foreign profits being taxed in lower taxing jurisdictions, partially offset by no tax benefit being recognized on losses incurred by certain foreign operations.

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

NOTE 12 – EQUITY

The components of equity for the six months ended July 31, 2019 and 2018 are as follows (in thousands):

		Movado Group, Inc. Shareholders' Equity
	Preferred Stock	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Movado Group, Inc. Shareholders' Equity	Redeemable Noncontrolling Interest
Balance, January 31, 2019	$—	$277	$65	$201,814	$431,180	$80,507	$(217,188)	$496,655	$3,721
Net income/ (loss) attributable to Movado Group, Inc.					21,430			21,430	(45)
Dividends ($0.40 per share)					(9,196)			(9,196)
Stock repurchase							(4,199)	(4,199)
Stock options exercised		2		154			(1,390)	(1,234)
Supplemental executive retirement plan				67				67
Stock-based compensation expense				3,082				3,082
Net unrealized gain on investments, net of tax provision of $3						8		8
Amortization of prior service cost, net of tax provision of $7						26		26
Foreign currency translation adjustment (3)						(6,335)		(6,335)	(136)
Balance, July 31, 2019	$—	$279	$65	$205,117	$443,414	$74,206	$(222,777)	$500,304	$3,540

	Preferred Stock	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Movado Group, Inc. Shareholders' Equity	Redeemable Noncontrolling Interest
Balance, January 31, 2018	$—	$273	$66	$189,808	$388,739	$100,343	$(208,894)	$470,335	$—
Net income attributable to Movado Group, Inc.					17,255			17,255
Dividends ($0.40 per share)					(9,229)			(9,229)
Adoption of new revenue recognition Standard (Topic 606)					(724)			(724)
Stock repurchase							(2,057)	(2,057)
Stock options exercised		3		5,548			(726)	4,825
Supplemental executive retirement plan				67				67
Stock-based compensation expense				2,823				2,823
Net unrealized gain on investments, net of tax provision of $19						64		64
Net change in effective portion of hedging contracts, net of tax benefit of $20						(104)		(104)
Foreign currency translation adjustment (3)						(19,901)		(19,901)
Balance, July 31, 2018	$—	$276	$66	$198,246	$396,041	$80,402	$(211,677)	$463,354	$—

(1)	Each share of common stock is entitled to one vote per share on all matters submitted to a vote of the shareholders.
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

During the six months ended July 31, 2019, under the existing repurchase program, the Company repurchased a total of 131,402 shares of its common stock at a total cost of $4.2 million, or an average of $31.96 per share. During the six months ended July 31, 2018, under the existing repurchase program, the Company repurchased a total of 52,400 shares of its common stock at a total cost of $2.1 million, or an average of $39.25 per share.

At July 31, 2019, $36.4 million remains available for purchase under the Company’s current repurchase program.

There were 42,127 and 17,979 shares of common stock repurchased during the six months ended July 31, 2019 and 2018, respectively, as a result of the surrender of shares in connection with the vesting of certain stock awards. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The accumulated balances at July 31, 2019 and 2018, and January 31, 2019, related to each component of accumulated other comprehensive income (loss) are as follows (in thousands):

	July 31, 2019	January 31, 2019	July 31, 2018
Foreign currency translation adjustments	$74,473	$80,808	$80,289
Available-for-sale securities	127	119	255
Hedging contracts	—	—	(142)
Unrecognized prior service cost related to defined benefit pension plan	(394)	(420)	—
Total accumulated other comprehensive income	$74,206	$80,507	$80,402

NOTE 15 – REVENUE

Disaggregation of Revenue

The following table presents the Company’s net sales disaggregated by customer type. Sales and usage-based taxes are excluded from net sales (in thousands):

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
Customer Type	2019	2018	2019	2018
Wholesale	$119,136	$117,735	$234,297	$223,709
Direct to consumer	37,734	25,329	68,090	45,111
After-sales service	946	1,029	1,978	2,422
Net Sales	$157,816	$144,093	$304,365	$271,242

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

The fair value of the stock options, less expected forfeitures, is amortized on a straight-line basis over the vesting term. Total compensation expense for stock option grants recognized during the three months ended July 31, 2019 and 2018 was $0.1 million (net of tax of approximately $27,000) and approximately $22,000 (net of tax of approximately $7,000), respectively. Total compensation expense for stock option grants recognized during the six months ended July 31, 2019 and 2018 was $0.3 million (net of tax of $0.1 million) and $0.4 million (net of tax of $0.1 million), respectively. As of July 31, 2019, there was $0.3 million of unrecognized compensation cost related to unvested stock options. Total consideration received for stock option exercises during the three months ended July 31, 2019 and 2018 was zero and $1.8 million, respectively. Total consideration received for stock option exercises during the six months ended July 31, 2019 and 2018 was $0.2 million and $5.5 million, respectively.

The following table summarizes the Company’s stock options activity during the first six months of fiscal 2020:

	Outstanding Options	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at January 31, 2019 (264,244 options exercisable)	566,260	$28.43	$ 23.35-$42.12	6.2	$2,654
Granted	—	—
Exercised	(5,150)	$30.36	$30.36
Cancelled	—	—
Options outstanding at July 31, 2019	561,110	$28.41	$23.35-$42.12	5.7	$480
Exercisable at July 31, 2019	399,905	$30.45		4.9	—
Expected to vest at July 31, 2019	160,025	$23.35		7.7	$477

The fair value of stock options exercised during the first six months of fiscal 2020 was approximately $63,000 and the intrinsic value was approximately $47,000.

Stock Awards:

Under the Plan, the Company can also grant stock awards to employees. For the three months ended July 31, 2019 and 2018, compensation expense for stock awards was $1.0 million (net of tax of $0.3 million) and $0.6 million (net of tax of $0.2 million), respectively. For the six months ended July 31, 2019 and 2018, compensation expense for stock awards was $2.1 million (net of tax of $0.7 million) and $1.7 million (net of tax of $0.6 million), respectively. As of July 31, 2019, there was $11.7 million of unrecognized compensation cost related to unvested stock awards.

The following table summarizes the Company’s stock awards activity during the first six months of fiscal 2020:

	Number of Stock Award Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($(000's)
Units outstanding at January 31, 2019	447,022	$32.27	1.4	$14,282
Units granted	261,067	$32.91
Units vested	(146,288)	$29.51
Units forfeited	(8,698)	$35.58
Units outstanding at July 31, 2019	553,103	$33.34	2.0	$14,563

Outstanding stock awards can be classified as either time-based stock awards or performance-based stock awards. Time-based stock awards vest over time subject to continued employment. Performance-based stock awards vest over time subject both to continued employment and to the achievement of corporate financial performance goals. Upon the vesting of a stock award, shares are issued from the pool of authorized shares. For performance-based stock awards the number of shares issued related to the performance units granted can vary from 0% to 150% of the target number of underlying stock award units, depending on the extent of the achievement of predetermined financial goals. The total fair value of stock award units that vested during the first six months of fiscal 2020 was $4.3 million. The number of shares issued related to the remaining stock awards are established at grant date.

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

The Company divides its business into two major geographic locations: United States operations, and International, which includes the results of all non-U.S. Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 32.0%, 9.7%, 9.0% and 6.6%, respectively, of the Company’s total net sales for the three months ended July 31, 2019. For the three months ended July 31, 2018, the Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 32.1%, 11.2%, 8.8% and 6.9%, respectively, of the Company’s total net sales.

The Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 33.1%, 9.2%, 9.1% and 7.1%, respectively, of the Company’s total net sales for the six months ended July 31, 2019. For the six months ended July 31, 2018, the Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 32.3%, 11.0%, 9.6% and 7.4%, respectively, of the Company’s total net sales.

Operating Segment Data for the Three Months Ended July 31, 2019 and 2018 (in thousands):

	Net Sales
	2019	2018
Watch and Accessory Brands:
Owned brands category	$56,690	$51,533
Licensed brands category	77,486	69,722
After-sales service and all other	2,630	1,827
Total Watch and Accessory Brands	136,806	123,082
Company Stores	21,010	21,011
Consolidated total	$157,816	$144,093

	Operating Income (3)
	2019	2018
Watch and Accessory Brands	$5,698	$8,202
Company Stores	3,078	4,658
Consolidated total	$8,776	$12,860

Operating Segment Data as of and for the Six Months Ended July 31, 2019 and 2018 (in thousands):

	Net Sales
	2019	2018
Watch and Accessory Brands:
Owned brands category	$108,609	$93,116
Licensed brands category	150,281	135,573
After-sales service and all other	9,411	6,493
Total Watch and Accessory Brands	268,301	235,182
Company Stores	36,064	36,060
Consolidated total	$304,365	$271,242

	Operating Income (3)
	2019	2018
Watch and Accessory Brands	$8,793	$14,569
Company Stores	4,957	6,430
Consolidated total	$13,750	$20,999

	Total Assets (1)
	July 31, 2019	January 31, 2019	July 31, 2018
Watch and Accessory Brands	$772,653	$735,244	$601,788
Company Stores	67,978	24,457	25,460
Consolidated total	$840,631	$759,701	$627,248

(1)

Total assets at July 31, 2019 include $49.4 million and $41.7 million of operating lease right-of-use assets within Watch and Accessory Brands and Company Stores, respectively, recorded as a result of the Company’s adoption of ASU 2016-02 on February 1, 2019 (see Note 10 – Leases).

Geographic Location Data for the Three Months Ended July 31, 2019 and 2018 (in thousands):

	Net Sales		Operating Income / (Loss) (3)
	2019	2018	2019	2018
United States (1)	$66,529	$59,020	$(3,251)	$(2,209)
International (2)	91,287	85,073	12,027	15,069
Consolidated total	$157,816	$144,093	$8,776	$12,860

The United States and International net sales are net of intercompany sales of $91.0 million and $76.5 million for the three months ended July 31, 2019 and 2018, respectively.

Geographic Location Data as of and for the Six Months Ended July 31, 2019 and 2018 (in thousands):

	Net Sales		Operating Income / (Loss) (3)
	2019	2018	2019	2018
United States (1)	$126,023	$107,862	$(12,203)	$(8,191)
International (2)	178,342	163,380	25,953	29,190
Consolidated total	$304,365	$271,242	$13,750	$20,999

United States and International net sales are net of intercompany sales of $168.9 million and $141.1 million for the six months ended July 31, 2019 and 2018, respectively.

(1)

The United States operating loss included $4.1 million and $10.6 million of unallocated corporate expenses for the three months ended July 31, 2019 and 2018, respectively. The United States operating loss included $13.1 million and $20.7 million of unallocated corporate expenses for the six months ended July 31, 2019 and 2018, respectively.

(2)

The International operating income included $14.8 million and $11.3 million of certain intercompany profits related to the Company’s supply chain operations for the three months ended July 31, 2019 and 2018, respectively. The International operating income included $27.8 million and $22.3 million of certain intercompany profits related to the Company’s supply chain operations for the six months ended July 31, 2019 and 2018, respectively.

(3)

For the three and six months ended July 31, 2019, in the United States location of the Watch and Accessory Brands, operating loss included a charge of $1.1 million and $2.6 million, respectively related to the amortization of intangible assets, deferred compensation and certain acquisition accounting adjustments associated with the MVMT brand. In the United States locations of the Watch and Accessory Brands segment, for the three months and six months ended July 31, 2018, operating income included $1.0 million, of expenses primarily associated with the then pending acquisition of MVMT.

	Total Assets (1)
	July 31, 2019	January 31, 2019	July 31, 2018
United States	$397,502	$328,014	$206,346
International	443,129	431,687	420,902
Consolidated total	$840,631	$759,701	$627,248

(1)

Total assets at July 31, 2019 include $49.4 million and $41.7 million of operating lease right-of-use assets within Watch and Accessory Brands and Company Stores, respectively, recorded as a result of the Company’s adoption of ASU 2016-02 on February 1, 2019 (see Note 10 - Leases).

	Property, Plant and Equipment, Net
	July 31, 2019	January 31, 2019	July 31, 2018
United States	$18,793	$17,030	$16,771
International	9,455	9,037	7,762
Consolidated total	$28,248	$26,067	$24,533

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q, including, without limitation, statements under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as statements in future filings by the Company with the Securities and Exchange Commission (the “SEC”), in the Company’s press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, forecasts and projections about the Company, its future performance, the industry in which the Company operates and management’s assumptions. Words such as “expects”, “anticipates”, “targets”, “goals”, “projects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should” and variations of such words and similar expressions are also intended to identify such forward-looking statements. The Company cautions readers that forward-looking statements include, without limitation, those relating to the Company’s future business prospects, projected operating or financial results, revenues, working capital, liquidity, capital needs, plans for future operations, expectations regarding capital expenditures, operating efficiency initiatives and other items, cost savings initiatives, and operating expenses, effective tax rates, margins, interest costs, and income as well as assumptions relating to the foregoing. Forward-looking statements are subject to certain risks and uncertainties, some of which cannot be predicted or quantified. Actual results and future events could differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company’s reports filed with the SEC, including, without limitation, the following: general economic and business conditions, which may impact disposable income of consumers in the United States and the other significant markets (including Europe) where the Company’s products are sold, uncertainty regarding such economic and business conditions, trends in consumer debt levels and bad debt write-offs, general uncertainty related to possible terrorist attacks, natural disasters, the stability of the European Union (including the impact of the United Kingdom’s process to exit from the European Union), the stability of the United Kingdom after its potential exit from the European Union, and defaults on or downgrades of sovereign debt and the impact of any of those events on consumer spending, changes in consumer preferences and popularity of particular designs, new product development and introduction, decrease in mall traffic and increase in e-commerce, the ability of the Company to successfully implement its business strategies, competitive products and pricing, the impact of “smart” watches and other wearable tech products on the traditional watch market, seasonality, availability of alternative sources of supply in the case of the loss of any significant supplier or any supplier’s inability to fulfill the Company’s orders, the loss of or curtailed sales to significant customers, the Company’s dependence on key employees and officers, the ability to successfully integrate the operations of acquired businesses (including the Olivia Burton and MVMT brands) without disruption to other business activities, the possible impairment of acquired intangible assets including goodwill if the carrying value of any reporting unit were to exceed its fair value, volatility in reported earnings resulting from changes in the estimated fair value of contingent acquisition consideration, the continuation of the company’s major warehouse and distribution centers, the continuation of licensing arrangements with third parties, losses possible from pending or future litigation, the ability to secure and protect trademarks, patents and other intellectual property rights, the ability to lease new stores on suitable terms in desired markets and to complete construction on a timely basis, the ability of the Company to successfully manage its expenses on a continuing basis, information systems failure or breaches of network security, the continued availability to the Company of financing and credit on favorable terms, business disruptions, general risks associated with doing business outside the United States including, without limitation, import duties, tariffs (including retaliatory tariffs), quotas, political and economic stability, changes to existing laws or regulations, and success of hedging strategies with respect to currency exchange rate fluctuations.

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

Under the MVMT acquisition agreement, the estimated fair value of the contingent consideration was determined using a Monte Carlo simulation with key assumptions that include revenue and brand EBITDA of the acquired business during the earn-out period, volatilities, estimated discount rates, risk-free rate, and correlation (see Note 4 – Acquisitions and Note 8 – Fair Value Measurements).

See Note 2 – Accounting Pronouncements Recently Adopted for updates to the critical accounting policies disclosed in the Company’s 2019 Annual Report on Form 10-K.

Recent Developments

On August 28, 2019, the Board of Directors approved the payment of a cash dividend in the amount of $0.20 for each share of the Company’s outstanding common stock and class A common stock. The dividend will be paid on September 24, 2019, to all shareholders of record as of the close of business on September 10, 2019. The decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board, in its sole discretion.

Starting in July 2018, the Trump Administration announced a series of lists covering thousands of categories of Chinese origin products subject to potential special tariffs of 10% to 25% of import value, in addition to the regular tariffs that have historically applied to such products. Certain of the Company’s packaging products became subject to a special 10% tariff in September 2018, which was increased to 25% effective May 10, 2019. In addition, all of the Company’s smartwatches and most of the cases, straps and bracelets used in the production of its traditional watches are expected to attract a special 15% tariff commencing September 1, 2019. The special tariffs on Chinese products will increase cost of sales, but the precise impact of the special tariffs is impossible to predict at this time.

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

Results of operations for the three months ended July 31, 2019 as compared to the three months ended July 31, 2018

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Three Months Ended July 31,
	2019	2018
Watch and Accessory Brands:
United States	$45,907	$38,218
International	90,899	84,864
Total Watch and Accessory Brands	136,806	123,082
Company Stores:
United States	20,622	20,802
International	388	209
Total Company Stores	21,010	21,011
Net Sales	$157,816	$144,093

Comparative net sales by categories were as follows (in thousands):

	Three Months Ended July 31,
	2019	2018
Watch and Accessory Brands:
Owned brands category	$56,690	$51,533
Licensed brands category	77,486	69,722
After-sales service and all other	2,630	1,827
Total Watch and Accessory Brands	136,806	123,082
Company Stores	21,010	21,011
Net Sales	$157,816	$144,093

Net Sales

Net sales for the three months ended July 31, 2019 were $157.8 million, $13.7 million or 9.5% above the prior year period. For the three months ended July 31, 2019, fluctuations in foreign currency exchange rates negatively impacted net sales by $2.1 million when compared to the prior year period.

Watch and Accessory Brands Net Sales

Net sales for the three months ended July 31, 2019 in the Watch and Accessory Brands segment were $136.8 million, above the prior year period by $13.7 million or 11.2%. The increase in net sales was attributable to increases in net sales in both the International and United States locations of the Watch and Accessory Brands segment.

United States Watch and Accessory Brands Net Sales

Net sales for the three months ended July 31, 2019 in the United States location of the Watch and Accessory Brands segment were $45.9 million, above the prior year period by $7.7 million or 20.1%, resulting from net sales increase in both the owned and licensed brand categories. The net sales recorded in the owned brands category increased by $3.6 million, or 11.6%, primarily due to sales attributable to the addition of the MVMT brand and increased sales in the Company’s e-commerce business. The net sales in the licensed brands category increased $3.1 million, or 51.4%.

International Watch and Accessory Brands Net Sales

Net sales for the three months ended July 31, 2019 in the International location of the Watch and Accessory Brands segment were $90.9 million, above the prior year by $6.0 million or 7.1%, which included fluctuations in foreign currency exchange rates which unfavorably impacted net sales by $2.1 million when compared to the prior year. This increase was driven by net sales increases in both the licensed brands and owned brands categories. The net sales increase in the licensed brands category was $4.7 million, or 7.3%, primarily due to net sales increases in Europe, Asia, Latin America and the Middle East. The net sales increase recorded in the owned brands category was $1.5 million, or 7.6% and is due to sales increases primarily in Europe and Latin America. The net sales increase in the owned brands category also included sales attributable to the addition of the MVMT brand.

Company Stores Net Sales

Net sales for the three months ended July 31, 2019 in the Company Stores segment was relatively flat in comparison to the prior year period at $21.0 million. Although the conversion rate remained strong as products continue to resonate well with customers, net sales in comparable stores decreased primarily as a result of a decrease in customer foot traffic generated by the outlet centers in which certain of the Company stores are located. This decrease was offset by the addition of new store openings. As of July 31, 2019, and 2018, the Company operated 45 and 43 retail outlet locations, respectively.

Gross Profit

Gross profit for the three months ended July 31, 2019 was $85.3 million or 54.1% of net sales as compared to $77.8 million or 54.0% of net sales in the prior year. The increase in gross profit of $7.5 million was primarily due to higher net sales and a higher gross margin percentage. The increase in the gross margin percentage of approximately 10 basis points for the three months ended July 31, 2019 resulted primarily from the increased leveraging of certain fixed costs as a result of higher sales of approximately 50 basis points and the favorable impact of sales mix of approximately 10 basis points, including the addition of MVMT, partially offset by the negative impact of fluctuations in foreign currency exchange rates of approximately 40 basis points.

Selling, General and Administrative (“SG&A”)

SG&A expenses for the three months ended July 31, 2019 were $76.6 million, representing an increase from the prior year period of $11.6 million or 17.8%. The increase in SG&A expenses was attributable to higher marketing expenses of $7.4 million due primarily to the addition of MVMT and additional costs to support the Company’s sales growth; an increase in payroll related expenses of $1.5 million primarily as a result of the acquisition of MVMT and the opening of new company stores; higher rent and related expenses of $1.5 million as a result of new company store openings, expansion of one of the Company’s distribution centers and the addition of MVMT; an increase of $1.1 million in expenses related to the amortization of intangible assets and deferred compensation of MVMT, and $1.1 million of expenses related to the Company’s new joint venture in Spain. The increases were partially offset by a decrease in performance-based compensation of $1.7 million and the favorable effect of foreign currency translation on SG&A expenses related to the foreign subsidiaries of $0.4 million.

Watch and Accessory Brands Operating Income

For the three months ended July 31, 2019 and 2018, the Company recorded Watch and Accessory Brands segment operating income of $5.7 million and $8.2 million, respectively, which includes $4.1 million and $10.6 million of unallocated corporate expenses as well as $14.8 million and $11.3 million, respectively, of certain intercompany profits related to the Company’s supply chain operations. The $2.5 million decrease in operating income was the result of higher SG&A expenses of $10.3 million, partially offset by an increase in gross profit of $7.8 million when compared to the prior year. The increase in gross profit was the result of higher gross margin percentage and higher sales. The increase in SG&A expenses was primarily attributable to higher marketing expenses of $7.4 million; an increase in payroll related expenses of $1.2 million primarily due to the addition of MVMT; higher rent related expenses of $1.0 million; an increase of $1.1 million in expenses related to the amortization of intangible assets and deferred compensation of MVMT and $1.1 million of expenses related to the Company’s new joint venture in Spain. The increases were partially offset by a decrease in performance-based compensation of $1.6 million. For the three months ended July 31, 2019 fluctuations in foreign currency exchange rates negatively impacted Watch and Accessory Brands segment operating income by $0.9 million when compared to the prior year.

U.S. Watch and Accessory Brands Operating Loss

In the United States location of the Watch and Accessory Brands segment, for the three months ended July 31, 2019 and 2018, the Company recorded an operating loss of $6.3 million and $6.8 million, respectively, which includes unallocated corporate expenses of $4.1 million and $10.6 million, respectively. The decrease in operating loss of $0.5 million was the result of higher SG&A expenses of $3.8 million, partially offset by higher gross profit of $4.3 million. The increase in gross profit of $4.3 million was due to higher sales and a higher gross margin percentage. The increase in SG&A expenses of $3.8 million was primarily attributable to higher marketing costs of $3.4 million, an increase of $1.1 million in expenses related to the amortization of intangible assets and deferred compensation of MVMT; higher payroll related of $0.7 million and of $0.5 million of higher rent related expenses. The increases were partially offset by a decrease in performance-based compensation of $1.7 million.

International Watch and Accessory Brands Operating Income

In the International location of the Watch and Accessory Brands segment, for the three months ended July 31, 2019 and 2018, the Company recorded operating income of $12.0 million and $15.0 million, respectively, which includes $14.8 million and $11.3 million of certain intercompany profits related to the Company’s International supply chain operations. The decrease in operating income of $3.0 million was primarily related to higher SG&A expenses of $6.5 million partially offset by higher gross profit of $3.5 million. The increase in gross profit of $3.5 million was primarily related to higher net sales and a higher gross margin percentage. The increase in SG&A expenses of $6.5 million was attributable to higher marketing expenses of $4.0 million; higher payroll related expenses of $0.5 million; an increase of $0.5 million in rent related expenses; and $1.1 million of expenses related to the Company’s new joint venture in Spain. Fluctuation in foreign currency exchange rates negatively impacted operating income by $0.9 million when compared to the prior year.

Company Stores Operating Income

The Company recorded operating income of $3.1 million and $4.7 million in the Company Stores segment for the three months ended July 31, 2019 and 2018, respectively. The decrease in operating income of $1.6 million was the result of lower gross profit of $0.3 million and higher SG&A expenses of $1.3 million. The lower gross profit was the result of lower gross margin percentage and lower sales in comparable stores. The increase in SG&A expenses of $1.3 million was primarily due to rent and payroll related expenses associated with the opening of new outlet locations. As of July 31, 2019, and 2018, the Company operated 45 and 43 retail outlet locations, respectively.

Other Non-Operating Income

Based on updated revenue and EBITDA (as defined in the acquisition agreement) performance expectations during the earn-out period for MVMT, the Company recorded a non-cash gain on remeasurement of the contingent consideration of $13.6 million for the three months ended July 31, 2019.

Income Taxes

The Company recorded an income tax expense of $4.7 million and $3.6 million for the three months ended July 31, 2019 and 2018, respectively.

The effective tax rate was 21.4% and 28.3% for the three months ended July 31, 2019 and 2018, respectively. The change in the effective tax rate was primarily due to no tax benefit being recognized on losses incurred by certain foreign operations and a decrease in permanent differences.

The effective tax rate for the three months ended July 31, 2019 differs from the U.S. statutory tax rate of 21.0% primarily due to no tax benefit being recognized on losses incurred by certain foreign operations, partially offset by foreign profits being taxed in lower taxing jurisdictions.

The effective tax rate for the three months ended July 31, 2018 differs from the U.S. statutory tax rate of 21.0% primarily due to no tax benefit being recognized on losses incurred by certain foreign operations, partially offset by foreign profits being taxed in lower taxing jurisdictions.

Net Income Attributable to Movado Group, Inc.

The Company recorded net income attributable to Movado Group, Inc. of $17.5 million and $9.1 million, for the three months ended July 31, 2019 and 2018, respectively.

Results of operations for the six months ended July 31, 2019 as compared to the six months ended July 31, 2019

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Six Months Ended July 31,
	2019	2018
Watch and Accessory Brands:
United States	$90,569	$72,011
International	177,732	163,171
Total Watch and Accessory Brands	268,301	235,182
Company Stores:
United States	35,454	35,851
International	610	209
Total Company Stores	36,064	36,060
Net Sales	$304,365	$271,242

Comparative net sales by categories were as follows (in thousands):

	Six Months Ended July 31,
	2019	2018
Watch and Accessory Brands:
Owned brands category	$108,609	$93,116
Licensed brands category	150,281	135,573
After-sales service and all other	9,411	6,493
Total Watch and Accessory Brands	268,301	235,182
Company Stores	36,064	36,060
Net Sales	$304,365	$271,242

Net Sales

Net sales for the six months ended July 31, 2019 were $304.4 million, $33.1 million or 12.2% above the prior year period. For the six months ended July 31, 2019, fluctuations in foreign currency exchange rates negatively impacted net sales by $6.7 million when compared to the prior year.

Watch and Accessory Brands Net Sales

Net sales for the six months ended July 31, 2019 in the Watch and Accessory Brands segment were $268.3 million, above the prior year period by $33.1 million or 14.1%. The increase in net sales was attributable to increases in net sales in both the International and United States locations of the Watch and Accessory Brands segment.

United States Watch and Accessory Brands Net Sales

Net sales for the six months ended July 31, 2019 in the United States location of the Watch and Accessory Brands segment were $90.6 million, above the prior year period by $18.5 million or 25.8%, resulting from net sales increase in both the owned and licensed brands categories. The net sales recorded in the owned brands category increased by $10.5 million, or 18.8%, primarily due to sales attributable to the addition of MVMT brand and increased sales in the Company’s e-commerce business. The net sales in the licensed brands category increased $5.7 million, or 46.0%.

International Watch and Accessory Brands Net Sales

Net sales for the six months ended July 31, 2019 in the International location of the Watch and Accessory Brands segment were $177.7 million, above the prior year by $14.6 million or 8.9%, which included fluctuations in foreign currency exchange rates which unfavorably impacted net sales by $6.7 million when compared to the prior year period. This increase was driven by net sales increases in both the licensed brands and owned brands categories. The net sales increase in the licensed brands category was $9.0 million, or 7.3%, primarily due to net sales increases in Europe, Asia, Latin America and the Middle East. The net sales increase recorded in the owned brands category was $5.0 million, or 13.4%, due to sales increases primarily in Europe, Latin America and the Middle East. The net sales increase in the owned brands category also included sales attributable to the addition of the MVMT brand.

Company Stores Net Sales

Net sales for the six months ended July 31, 2019 in the Company Stores segment was relatively flat in comparison to the prior year period at $36.1 million. Although the conversion rate remained strong as products continue to resonate well with customers, net sales in comparable stores decreased primarily as a result of a decrease in customer foot traffic generated by the outlet centers in which certain of the Company stores are located. This decrease was offset by the addition of new store openings. As of July 31, 2019, and 2018, the Company operated 45 and 43 retail outlet locations, respectively.

Gross Profit

Gross profit for the six months ended July 31, 2019 was $164.2 million or 54.0% of net sales as compared to $145.4 million or 53.6% of net sales in the prior year period. The increase in gross profit of $18.8 million was primarily due to higher net sales and a higher gross margin percentage. The increase in the gross margin percentage of approximately 40 basis points for the six months ended July 31, 2019, resulted primarily from the favorable impact of sales mix of approximately 60 basis points, including the addition of MVMT, and the increased leveraging of certain fixed costs as a result of higher sales of approximately 40 basis points partially offset by the negative impact of fluctuations in foreign currency exchange rates of approximately 70 basis points.

Selling, General and Administrative

SG&A expenses for the six months ended July 31, 2019 were $150.5 million, representing an increase from the prior year period of $26.1 million or 21.0%. The increase in SG&A expenses was attributable to higher marketing expenses of $14.5 million due primarily to the addition of MVMT and additional costs to support the Company’s sales growth; an increase in payroll related expenses of $4.0 million primarily as a result of the acquisition of MVMT and the opening of new company stores; higher rent and related expenses of $2.6 million as a result of new company store openings, expansion of one of the Company’s distribution centers and the addition of MVMT; an increase of $2.5 million in expenses related to the amortization of intangible assets and deferred compensation of MVMT, $2.2 million of expenses related to its new joint venture in Spain, an increase of $0.9 million in credit card charges primarily as a result of the increase in e-commerce sales and $0.6 million of additional costs related to an annual sales and marketing event for the Company’s wholesale customers worldwide. The increases were partially offset by a decrease in performance-based compensation of $2.4 million and the favorable effect of foreign currency translation on SG&A expenses related to the foreign subsidiaries of $1.4 million.

Watch and Accessory Brands Operating Income

For the six months ended July 31, 2019 and 2018, the Company recorded Watch and Accessory Brands segment operating income of $8.8 million and $14.6 million, respectively, which includes $13.1 million and $20.7 million of unallocated corporate expenses as well as $27.8 million and $22.3 million, respectively, of certain intercompany profits related to the Company’s supply chain operations. The $5.8 million decrease in operating income was the net result of higher SG&A expenses of $24.3 million, partially offset by an increase in gross profit of $18.5 million when compared to the prior year. The increase in gross profit was the result of higher gross margin percentage and higher sales. The increase in SG&A expenses was primarily attributable to higher marketing expenses of $14.5 million; an increase in payroll related expenses of $3.5 million due primarily to the addition of MVMT; higher rent related expense of $1.8 million; an increase of $2.5 million in expenses related to the amortization of intangible assets and deferred compensation of MVMT; $2.2 million of expenses related to the Company’s new joint venture in Spain, an increase of $0.9 million in credit card charges primarily as a result of the increase in e-commerce sales and $0.6 million of additional costs related to an annual sales and marketing event for the Company’s wholesale customers worldwide, partially offset by a decrease in performance-based compensation of $2.4 million. For the six months ended July 31, 2019 fluctuations in foreign currency exchange rates negatively impacted Watch and Accessory Brands segment operating income by $2.3 million when compared to the prior year.

U.S. Watch and Accessory Brands Operating Loss

In the United States location of the Watch and Accessory Brands segment, for the six months ended July 31, 2019 and 2018, the Company recorded an operating loss of $17.1 million and $14.6 million, respectively, which includes unallocated corporate expenses of $13.1 million and $20.7 million. The increase in operating loss of $2.5 million was the result of higher SG&A expenses of $13.7 million partially offset by higher gross profit of $11.2 million. The increase in gross profit of $11.2 million was due to higher sales and a higher gross margin percentage. The increase in SG&A expenses of $13.7 million was primarily attributable to higher marketing costs of $9.0 million, an increase of $2.5 million in expenses related to the amortization of intangible assets and deferred compensation of MVMT; higher payroll related expenses of $2.4 million an increase of $0.9 million in credit card charges primarily as a result of the increase in e-commerce sales and $0.9 million of higher rent related expenses partially offset by a decrease in performance-based compensation of $1.8 million.

International Watch and Accessory Brands Operating Income

In the International location of the Watch and Accessory Brands segment, for the six months ended July 31, 2019 and 2018, the Company recorded operating income of $25.9 million and $29.1 million, respectively, which includes $27.8 million and $22.3 million of certain intercompany profits related to the Company’s International supply chain operations. The decrease in operating income of $3.2 million was primarily related to higher SG&A expenses of $10.6 million partially offset by higher gross profit of $7.4 million. The increase in gross profit of $7.4 million was primarily related to higher net sales, partially offset by a lower gross margin percentage. The increase in SG&A expenses of $10.6 million was attributable to higher marketing expenses of $5.5 million, higher payroll related expenses of $1.1 million, an increase of $0.9 million in rent related expenses, $2.2 million of expenses related to the Company’s new joint venture in Spain and $0.6 million of additional costs related to an annual sales and marketing event for the Company’s wholesale customers worldwide, partially offset by a decrease in performance-based compensation of $0.6 million. Fluctuations in foreign currency exchange rates negatively impacted operating income by $2.3 million when compared to the prior year.

Company Stores Operating Income

The Company recorded operating income of $5.0 million and $6.4 million in the Company Stores segment for the six months ended July 31, 2019 and 2018, respectively. The decrease in operating income of $1.4 million was the result of higher SG&A expenses of $1.8 million partially offset by higher gross profit of $0.3 million. The higher gross profit was the result of higher gross margin percentage. The increase in SG&A expenses of $1.8 million was primarily due to rent and payroll related expenses associated with the opening of new outlet locations.

Other Non-Operating Income

Based on updated revenue and EBITDA (as defined in the acquisition agreement) performance expectations during the earn-out period for MVMT, the Company recorded a non-cash gain on remeasurement of the contingent consideration of $13.6 million for the six months ended July 31, 2019.

Income Taxes

The Company recorded an income tax expense of $5.6 million and $3.5 million for the six months ended July 31, 2019 and 2018, respectively.

The effective tax rate was 20.7% and 16.8% for the six months ended July 31, 2019 and 2018, respectively. The change in the effective tax rate was primarily due to the release of valuation allowances against certain foreign deferred tax assets in prior year.

The effective tax rate for the six months ended July 31, 2019 differs from the U.S. statutory tax rate of 21.0% primarily due to foreign profits being taxed in lower taxing jurisdictions, partially offset by no tax benefit being recognized on losses incurred by certain foreign operations.

The effective tax rate for the six months ended July 31, 2018 differs from the U.S. statutory tax rate of 21.0% primarily due to the release of a valuation allowance against certain foreign deferred tax assets and foreign profits being taxed in lower taxing jurisdictions.

Net Income Attributable to Movado Group, Inc.

The Company recorded net income attributable to Movado Group, Inc. of $21.4 million and $17.3 million, for the six months ended July 31, 2019 and 2018, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2019 and July 31, 2018, the Company had $134.9 million and $175.6 million, respectively, of cash and cash equivalents. Of this total, $119.2 million and $143.9 million, respectively, consisted of cash and cash equivalents at the Company’s foreign subsidiaries.

At July 31, 2019, the Company had a deferred tax liability for foreign withholding and U.S. income taxes of $3.4 million related to $135.7 million of foreign earnings. This deferred tax liability is net of estimated foreign tax credits that would be generated upon the repatriation of such earnings. A deferred tax liability has not been recorded for the remaining undistributed foreign earnings of approximately $175.0 million, because the Company intends to permanently reinvest such earnings in its foreign operations. It is not practicable to estimate the tax liability related to a future distribution of these permanently reinvested foreign earnings.

At July 31, 2019, the Company had working capital of $334.8 million as compared to $378.0 million at July 31, 2018. The decrease in working capital was primarily the result of the addition of current operating lease liabilities of $14.6 million in accordance with the Company’s adoption of ASU 2016-02, “Leases”; and the acquisition of MVMT in October 2018. These factors were partially offset by an increase in inventories. The Company defines working capital as the difference between current assets and current liabilities.

The Company had $32.6 million of cash used in operating activities for the six months ended July 31, 2019 as compared to $4.1 million cash provided by operating activities for the six months ended July 31, 2018. For the six months ended July 31, 2019 operating cash flow was the result of net income attributable to Movado Group, Inc. of $21.4 million, adjusted for the effects of unfavorable non-cash items totaling $3.4 million, including $13.6 million change in contingent consideration related to MVMT and $2.4 million benefit for deferred taxes, partially offset by $7.9 million of depreciation and amortization, $3.1 million for stock based compensation expense and $1.3 million for provision for inventories and allowance for doubtful accounts. Cash used in operating activities included an increase in trade receivable of $11.2 million due to increase in sales, increase in investment in inventories of $37.5 million to support sales growth, increase in current assets of $3.7 million due to timing of payments of annual fees and a decrease in accrued payroll and benefits of $11.4 million primarily as a result of payments of performance based compensation, partially offset by an increase in accounts payable of $12.8 million as a result of timing of payments.

Cash used in investing was $7.0 million for the six months ended July 31, 2019 as compared to $5.3 million for the six months ended July 31, 2018. The cash used in the six months ended July 31, 2019 was primarily $6.9 million in capital expenditures primarily related to the opening and renovation of the Company stores and to the construction of shop-in-shops at some of the Company’s wholesale customers.

Cash used in financing activities was $14.6 million for the six months ended July 31, 2019 as compared to $31.5 million of cash used in financing activities for the six months ended July 31, 2018. The cash used in the six months ended July 31, 2019 included $9.2 million dividends paid, $4.2 million in stock repurchased in the open market, and $1.2 million stock options and awards exercised, net of $1.4 million of shares repurchased as a result of the surrender of shares in connection with the vesting of certain stock awards. During the six months ended July 31, 2018, cash used in financing activities included $25.0 million repayment of bank borrowings.

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

As of July 31, 2019, and July 31, 2018, there were 50.0 million in Swiss francs (with a dollar equivalent of $50.3 million) and zero, respectively, in loans outstanding under the Facility. Availability under the Facility was reduced by the aggregate number of letters of credit outstanding, issued in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at both July 31, 2019 and July 31, 2018.  At July 31, 2019, the letters of credit have expiration dates through June 1, 2020. As of July 30, 2019, and July 30, 2018, availability under the Facility was $49.4 million and $99.7 million, respectively.

The Company had weighted average borrowings under the facility of $50.2 million and zero during the three months ended July 31, 2019 and 2018, respectively, with a weighted average interest rate of 1.00% during the three months ended July 31, 2019. The Company had weighted average borrowings under the facility of $50.0 million and $3.7 million, with a weighted average interest rate of 1.00% and 3.07%, during the six months ended July 31, 2019 and 2018, respectively.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified maturity with a Swiss bank. As of July 31, 2019, and 2018, these lines of credit totaled 6.5 million Swiss francs for both periods, with a dollar equivalent of $6.5 million and $6.6 million, respectively. As of July 31, 2019, and 2018, there were no borrowings against these lines. As of July 31, 2019, and 2018, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.2 million, for both periods, in various foreign currencies, of which $0.5 million and $0.6 million, respectively, was a restricted deposit as it relates to lease agreements.

Cash paid for interest, including unused commitments fees, was $0.3 million for both periods ended July 31, 2019 and July 31, 2018, respectively.

The Company paid cash dividends of $0.40 per share or $9.2 million during the six months ended July 31, 2019. The decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

On August 29, 2017, the Board approved a share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. Under this program the Company may purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise through August 29, 2020. During the six months ended July 31, 2019, the Company repurchased a total of 131,402 shares of its common stock at a total cost of $4.2 million, or an average of $31.96 per share. At July 31,2019, $36.4 million remains available for purchase under the company’s repurchase program.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

The Company’s primary market risk exposure relates to foreign currency exchange risk (see Note 7 to the Consolidated Financial Statements). A significant portion of the Company’s purchases are denominated in Swiss francs and, to a lesser extent, the Japanese Yen. The Company also sells to third-party customers in a variety of foreign currencies, most notably the Euro and the British Pound. The Company reduces its exposure to the Swiss franc, Euro, British Pound, Chinese Yuan and Japanese Yen exchange rate risk through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. In the event these exposures do not offset, from time to time the Company uses various derivative financial instruments to further reduce the net exposures to currency fluctuations, predominately forward and option contracts. Certain of these contracts meet the requirements of qualified hedges. In these circumstances, the Company designates and documents these derivative instruments as a cash flow hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. Changes in the fair value of hedges designated and documented as a cash flow hedge and which are highly effective, are recorded in other comprehensive income until the underlying transaction affects earnings, and then are later reclassified into earnings in the same account as the hedged transaction. The earnings impact is mostly offset by the effects of currency movements on the underlying hedged transactions. To the extent that the Company does not engage in a hedging program, any change in the Swiss franc, Euro, British Pound, Chinese Yuan and Japanese Yen exchange rates to local currency would have an equal effect on the Company’s earnings.

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

As of July 31, 2019, the Company’s entire net forward contracts hedging portfolio consisted of 53.0 million Chinese Yuan equivalent, 33.0 million Swiss francs equivalent, 29.0 million US dollars equivalent, 23.1 million Euros equivalent and 1.1 million British Pounds equivalent with various expiry dates ranging through January 15, 2020, compared to a portfolio of 30.0 million Swiss francs equivalent, 11.5 million Euros equivalent and 0.8 million British Pounds equivalent, with various expiry dates ranging through January 1, 2019, as of July 31, 2018. If the Company were to settle its Swiss franc forward contracts at July 31, 2019, the net result would be a gain of $0.1 million, net of tax benefit of $0.02 million. As of July 31, 2019, the Company’s British Pound, Chinese Yuan, US Dollar and Euro forward contracts had no gain or loss. The Company had no cash flow hedges as of July 31, 2019 and July 31, 2018, respectively.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under its hedging program, the Company can purchase various commodity derivative instruments, primarily futures contracts. When held, these derivatives are documented as qualified cash flow hedges, and the resulting gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. The Company did not hold any future contracts in its gold hedge portfolio as of July 31, 2019 and 2018, thus, any changes in the gold purchase price will have an equal effect on the Company’s cost of sales.

Debt and Interest Rate Risk

Floating rate debt at July 31, 2019 and 2018 totaled $50.3 million (50 million in Swiss francs) and zero, respectively. The debt outstanding at July 31, 2019 is based on LIBOR plus a spread ranging from 1.00% to 1.75% per annum or on a base rate plus a spread ranging from 0% to 0.75% per annum. with the spread in each case being based on the Company’s consolidated leverage ratio (as defined in the credit agreement). As of July 31, 2019, the Company’s spreads were 1.00% over LIBOR and 0% over the base rate. The Company does not hedge these interest rate risks. Based on the average floating rate debt outstanding during the six months ended July 31, 2019, a one-percent increase or decrease in the average interest rate during the period would have resulted in a change to interest expense of $0.2 million for the six months ended July 31, 2019.

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

On October 1, 2018, the Company acquired MVMT Watches, Inc, the owner of the MVMT brand (“MVMT”).  In conducting its evaluation of the effectiveness of internal controls over financial reporting as of July 31, 2019, the Company excluded MVMT Watches, Inc. from that evaluation in accordance with the rules relating to recently-acquired entities.

There have been no other changes in the Company’s internal control over financial reporting during the six months ended July 31, 2019 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As of July 31, 2019, there have been no material changes to any of the risk factors previously reported in the Company’s 2019 Annual Report on Form 10-K, except as described below.

Special Tariffs or other restrictions placed on imports from China, and any retaliatory trade measures taken by China, may have a material adverse impact on the Company’s financial condition and results of operations.

Starting in July 2018, the Trump Administration announced a series of lists covering thousands of categories of Chinese origin products subject to potential special tariffs of 10% to 25% of import value, in addition to the regular tariffs that have historically applied to such products. Many categories of Chinese imports became subject to the 10% additional tariff in September 2018, including certain of the Company’s packaging products. This 10% additional tariff was increased to 25% effective May 10, 2019. In addition, on August 1, 2019, President Trump announced that a special 15% tariff will be imposed on the approximately $300 billion of inbound trade from China not already subject to a special tariff. Based upon a recent ruling by U.S. Customs and Border Protection involving a third party, all of the Company’s smartwatches and most of the cases, straps and bracelets used in the production of its traditional watches are products of China and are therefore expected to attract the special 15% tariff, which is expected to go into effect on September 1, 2019. However, since China is not the country of origin for the watch movements used in the production of the Company’s traditional watches, the special 15% tariff does not apply to the Company’s watch movements. Based on prior announcements by the Trump Administration, it is possible that the special 15% tariff could be increased to 25% in the future. The precise impact of the special tariffs on Chinese products is impossible to predict at this time.

To the extent that the special tariffs continue or increase, the Company may be required to raise prices for watches sold in the United States, which is the Company’s single largest market, which could result in the loss of customers and harm its operating performance. Alternatively, the Company may seek to shift production outside of China, resulting in significant costs and disruption to the Company’s operations and materially and adversely affecting its sales, costs and results of operations. In addition, the Company’s business may be impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, causing the Company to raise prices or make changes to its operations, any of which could materially harm its financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 29, 2017, the Board approved a share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock from time to time through August 29, 2020, depending on market conditions, share price and other factors. The Company may purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise. During the three months ended July 31, 2019, the Company repurchased a total of 53,000 shares of its common stock at a total cost of $1.6 million, or an average of $29.88 per share.

At the election of an employee, upon the vesting of a stock award or the exercise of a stock option, shares of common stock having an aggregate value on the vesting of the award or the exercise date of the option, as the case may be, equal to the employee’s withholding tax obligation may be surrendered to the Company by netting them from the vested shares issued. Similarly, shares having an aggregate value equal to the exercise price of an option may be tendered to the Company in payment of the option exercise price and netted from the shares of common stock issued upon the option exercise. An aggregate of zero shares were repurchased during the three months ended July 31, 2019 as a result of the surrender of shares of common stock in connection with the vesting of certain restricted stock awards and stock options.

The following table summarizes information about the Company’s purchases for the three months ended July 31, 2019 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
May 1, 2019 – May 31, 2019	22,000	$34.63	22,000	$37,227,456
June 1, 2019 – June 30, 2019	20,000	26.42	20,000	36,699,039
July 1, 2019 – July 31, 2019	11,000	26.66	11,000	36,405,816
Total	53,000	$29.88	53,000	$36,405,816

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Movado Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2019 filed with the SEC, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

104	Cover Page Interactive Data File, formatted in Inline Extensible Business Reporting Language (iXBRL).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOVADO GROUP, INC.
(Registrant)
Dated: August 28, 2019	By:	/s/ Sallie A. DeMarsilis
Sallie A. DeMarsilis Senior Vice President, Chief Financial Officer and Principal Accounting Officer