Form 10-Q
period 2019-10-31
MOVADO GROUP INC
filed 2019-11-26
CIK 72573

L

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2019

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

The number of shares outstanding of the registrant’s Common Stock and Class A Common Stock as of November 21, 2019 were 16,414,350 and 6,603,645, respectively.

MOVADO GROUP, INC.

Index to Quarterly Report on Form 10-Q

October 31, 2019

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	October 31,	January 31,	October 31,
	2019	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$116,025	$189,911	$142,668
Trade receivables, net	136,272	84,026	126,106
Inventories	201,164	165,311	183,539
Other current assets	30,737	28,898	31,590
Total current assets	484,198	468,146	483,903
Property, plant and equipment, net	29,275	26,067	25,471
Operating lease right-of-use assets	88,126	—	—
Deferred and non-current income taxes	28,191	24,503	17,400
Goodwill	135,280	136,033	131,756
Other intangibles, net	43,532	48,183	47,479
Other non-current assets	58,453	56,769	57,907
Total assets	$867,055	$759,701	$763,916
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$33,757	$38,650	$47,164
Accrued liabilities	62,499	44,429	65,761
Accrued payroll and benefits	9,353	18,773	14,530
Current operating lease liabilities	14,579	—	—
Income taxes payable	17,243	10,831	9,617
Total current liabilities	137,431	112,683	137,072
Loans payable to bank	50,685	50,280	49,590
Deferred and non-current income taxes payable	26,370	29,242	29,519
Non-current operating lease liabilities	80,682	—	—
Other non-current liabilities	47,943	67,120	66,721
Total liabilities	343,111	259,325	282,902
Commitments and contingencies (Note 9)
Redeemable noncontrolling interest	3,263	3,721	—
Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 27,856,954, 27,701,742 and 27,676,495 shares issued and outstanding, respectively	279	277	276
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,603,645, 6,586,780 and 6,596,780 shares issued and outstanding, respectively	65	65	66
Capital in excess of par value	206,725	201,814	199,822
Retained earnings	456,579	431,180	418,337
Accumulated other comprehensive income	79,825	80,507	76,110
Treasury Stock, 11,442,625, 11,268,492 and 11,164,865 shares, respectively, at cost	(222,792)	(217,188)	(213,597)
Total Movado Group, Inc. shareholders' equity	520,681	496,655	481,014
Total liabilities, redeemable noncontrolling interest and equity	$867,055	$759,701	$763,916

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Net sales	$205,618	$208,949	$509,983	$480,191
Cost of sales	95,549	95,585	235,702	221,469
Gross profit	110,069	113,364	274,281	258,722
Selling, general and administrative	87,431	89,257	237,893	213,616
Operating income	22,638	24,107	36,388	45,106
Non-operating income/(expense):
Change in contingent consideration (Note 8)	—	—	13,627	—
Interest expense	(240)	(146)	(689)	(530)
Interest income	18	144	63	258
Income before income taxes	22,416	24,105	49,389	44,834
Provision/(benefit) for income taxes (Note 11)	4,955	(2,817)	10,543	657
Net income	17,461	26,922	38,846	44,177
Less: Net loss attributable to noncontrolling interests	(304)	—	(349)	—
Net income attributable to Movado Group, Inc.	$17,765	$26,922	$39,195	$44,177

Basic income per share:
Weighted basic average shares outstanding	23,117	23,254	23,124	23,200
Net income per share attributable to Movado Group, Inc.	$0.77	$1.16	$1.69	$1.90

Diluted income per share:
Weighted diluted average shares outstanding	23,250	23,698	23,322	23,624
Net income per share attributable to Movado Group, Inc.	$0.76	$1.14	$1.68	$1.87

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Net income	$17,461	$26,922	$38,846	$44,177
Other comprehensive income/(loss):
Net unrealized loss on investments, net of tax benefit of $(3), $(5), $0 and $(24), respectively	(8)	(16)	—	(80)
Net change in effective portion of hedging contracts, net of tax (benefit) provision of $(13) and $7, respectively	—	(66)	—	38
Amortization of prior service cost, net of tax provision of $4 and $11, respectively	13	—	39	—
Foreign currency translation adjustments	5,614	(4,210)	(721)	(24,191)
Total other comprehensive income (loss), net of taxes	5,619	(4,292)	(682)	(24,233)
Less:
Comprehensive income/(loss) attributable to noncontrolling interest:
Net loss	(304)	—	(349)	—
Foreign currency translation adjustments	27	—	(109)	—
Total comprehensive loss attributable to noncontrolling interest	$(277)	—	$(458)	—
Total comprehensive income attributable to Movado Group, Inc.	$23,357	$22,630	$38,622	$19,944

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended October 31,
	2019	2018
Cash flows from operating activities:
Net income attributable to Movado Group, Inc.	$39,195	$44,177
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Change in contingent consideration	(13,627)	—
Depreciation and amortization	11,888	9,907
Transactional losses	309	133
Provision for inventories and accounts receivable	2,626	2,233
Deferred income taxes	(6,462)	(7,538)
Stock-based compensation	4,658	4,287
(Benefit) for 2017 tax act	—	(3,929)
Other	(435)	—
Changes in assets and liabilities:
Trade receivables	(52,659)	(47,754)
Inventories	(38,064)	(25,884)
Other current assets	(2,407)	2,154
Accounts payable	(4,184)	17,973
Accrued liabilities	19,271	22,176
Accrued payroll and benefits	(9,379)	1,062
Income taxes payable	6,407	5,513
Other non-current assets	640	900
Other non-current liabilities	(2,347)	1,436
Net cash (used in)/provided by operating activities	(44,570)	26,846
Cash flows from investing activities:
Capital expenditures	(10,023)	(8,206)
Trademarks and other intangibles	(194)	(130)
Acquisition, net of cash acquired	—	(93,040)
Proceeds from sale of an asset held for sale	242	—
Net cash used in investing activities	(9,975)	(101,376)
Cash flows from financing activities:
Proceeds from bank borrowings	—	50,296
Repayments of bank borrowings	—	(25,000)
Stock awards and options exercised and other changes	(1,249)	4,863
Stock repurchase	(4,199)	(3,931)
Dividends paid	(13,796)	(13,855)
Net cash (used in)/provided by financing activities	(19,244)	12,373
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(93)	(9,986)
Net decrease in cash, cash equivalents and restricted cash	(73,882)	(72,143)
Cash, cash equivalents, and restricted cash at beginning of year	190,459	215,411
Cash, cash equivalents, and restricted cash at end of period	$116,577	$143,268

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$116,025	$142,668
Restricted cash included in other non-current assets	552	600
Cash, cash equivalents, and restricted cash	$116,577	$143,268

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

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

NOTE 3 – EARNINGS PER SHARE AND CASH DIVIDENDS

The Company presents net income attributable to Movado Group, Inc. after adjusting for redeemable noncontrolling interest, as applicable, per share on a basic and diluted basis. Basic earnings per share is computed using weighted-average shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of shares outstanding adjusted for dilutive common stock equivalents.

The number of shares used in calculating basic and diluted earnings (loss) per share is as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Weighted average common shares outstanding:
Basic	23,117	23,254	23,124	23,200
Effect of dilutive securities:
Stock awards and options to purchase shares of common stock	133	444	198	424
Diluted	23,250	23,698	23,322	23,624

For the three months ended October 31, 2019 and 2018, approximately 786,000 and 2,000, respectively, of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. For the nine months ended October 31, 2019 and 2018, approximately 352,000 and 77,000, respectively, of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

The Company declared quarterly cash dividends of $0.20 in each of the first three quarters of fiscal year 2020, representing $13.8 million in total dividends. Of this amount, $4.6 million was paid on September 24, 2019, $4.6 million was paid on June 25, 2019 and $4.6 million was paid on April 24, 2019. The Company declared quarterly cash dividends of $0.20 in each of the first three quarters of fiscal year 2019, representing $13.9 million in total dividends. Of this amount, $4.7 million was paid on September 25, 2018, $4.6 million was paid on June 25, 2018 and $4.6 million was paid on April 25, 2018.

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

Pursuant to the joint venture agreement, the noncontrolling interest holder has the right to sell its interest in City Time to the Company on two specific dates in the future. The noncontrolling interest is not redeemable until such dates. The Company will adjust the carrying value of the redeemable interest to the redemption amount assuming it was redeemable at the balance sheet date. At October 31, 2019, the Company concluded that the remeasurement adjustment is immaterial. If the noncontrolling interest holder does not exercise its right to sell its interest in City Time to the Company, the Company nevertheless has the option to purchase the noncontrolling interest holder’s interest on each of the same two dates and at the same price as would have applied if the noncontrolling interest holder had exercised its sale option.

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

The contingent purchase price liability had been remeasured at July 31, 2019 to $1.9 million. Of the $15.0 million decrease in the liability, $13.6 million is included in non-operating income (portion of contingent consideration allocated to purchase price) in the Consolidated Statements of Operations for the nine months ended October 31, 2019, and $0.5 million and $0.9 million are reflected as a reduction of deferred compensation (portion of contingent consideration allocated to deferred compensation based on future service requirements) within other current assets and other non-current assets, respectively, in the Consolidated Balance Sheets. In connection with the remeasurement of the contingent consideration during the nine months ended October 31, 2019, the Company assessed the undiscounted cash flows associated with the long-lived assets pertaining to MVMT. Current estimates indicate that carrying amounts are expected to be recovered. Management considers its estimates to be reasonable, however, actual results could differ from these estimates. Refer to Note 8 for further discussion of fair value measurements.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018 (1)
(In thousands, except per share data)	(Unaudited)		(Unaudited)
Net sales	$205,618	$217,950	$509,983	$513,211
Net income	17,765	$32,814	$39,195	$39,548

Basic income per share:
Net income per share attributable to Movado Group, Inc.	$0.77	$1.41	$1.69	$1.70

Diluted income per share:
Net income per share attributable to Movado Group, Inc.	$0.76	$1.39	$1.68	$1.67

(1)	Includes non-recurring transaction costs of $7.0 million associated with the acquisition.

The changes in the carrying amount of other intangible assets during the nine months ended October 31, 2019 are as follows (in thousands):

	Trade names	Customer relationships	Other (1)	Total
Weighted Average Amortization Period (in years)	10	7	7
Balance, January 31, 2019	$34,771	$12,181	$1,231	$48,183
Additions	—	—	194	194
Amortization	(2,787)	(1,487)	(283)	(4,557)
Foreign exchange impact	(113)	(169)	(6)	(288)
Balance, October 31, 2019	$31,871	$10,525	$1,136	$43,532

(1)	Other includes fees paid related to trademarks and non-compete agreement related to Olivia Burton brand.

Amortization expense for intangible assets was $1.5 million and $1.0 million for the three months ended October 31, 2019 and 2018 respectively, and $4.6 million and $2.8 million for the nine months ended October 31, 2019 and 2018, respectively.

NOTE 5 – INVENTORIES

Inventories consisted of the following (in thousands):

	October 31, 2019	January 31, 2019	October 31, 2018
Finished goods	$154,758	$123,947	$143,134
Component parts	42,976	39,752	38,820
Work-in-process	3,430	1,612	1,585
	$201,164	$165,311	$183,539

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

As of October 31, 2019, and October 31, 2018, there were 50.0 million in Swiss francs for both periods (with a dollar equivalent of $50.7 million and $49.6 million, respectively), in loans outstanding under the Facility. Availability under the Facility was reduced by the aggregate number of letters of credit outstanding, issued in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at both October 31, 2019 and October 31, 2018. At October 31, 2019, the letters of credit have expiration dates through June 1, 2020. As of October 31, 2019, and October 31, 2018, availability under the Facility was $49.0 million and $50.1 million, respectively.

The Company had weighted average borrowings under the facility of $50.6 million and $3.3 million during the three months ended October 31, 2019 and 2018, respectively, with a weighted average interest rate of 1.00% for both three months ended October 31, 2019 and 2018. The Company had weighted average borrowings under the facility of $50.2 million and $3.6 million, with a weighted average interest rate of 1.00% and 2.43%, during the nine months ended October 31, 2019 and 2018, respectively.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified maturity with a Swiss bank. As of October 31, 2019, and 2018, these lines of credit totaled 6.5 million Swiss francs for both periods, with a dollar equivalent of $6.6 million and $6.4 million, respectively. As of October 31, 2019, and 2018, there were no borrowings against these lines. As of October 31, 2019, and 2018, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.2 million and $1.1 million, respectively in various foreign currencies, of which $0.6 million, in both periods, was a restricted deposit as it relates to lease agreements.

Cash paid for interest, including unused commitments fees, was $0.5 million and $0.4 million for the nine month period ended October 31, 2019 and October 31, 2018, respectively.

NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS

As of October 31, 2019, the Company’s entire net forward contracts hedging portfolio consisted of 37.4 million Chinese Yuan equivalent, 28.0 million Swiss francs equivalent, 37.4 million US dollars equivalent, 27.6 million Euros equivalent and 10.9 million British Pounds equivalent with various expiry dates ranging through April 22, 2020. These forward contracts are not designated as qualified hedges in accordance with ASC 815, Derivatives and Hedging, and, therefore, changes in the fair value of these derivatives are recognized in earnings in the period they arise. Net gains or losses related to these forward contracts are included in Selling, general and administrative expenses in the Consolidated Statements of Operations. The cash flows related to these foreign currency contracts are classified in operating activities.

See Note 8 for fair value and presentation in the Consolidated Balance Sheets for derivatives.

For the quarter ended October 31, 2019, the Company did not have any cash flow hedges.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of October 31, 2019 and 2018 and January 31, 2019 (in thousands):

		Fair Value at October 31, 2019
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$177	$—	$—	$177
Short-term investment	Other current assets	156	—	—	156
SERP assets - employer	Other non-current assets	1,280	—	—	1,280
SERP assets - employee	Other non-current assets	43,049	—	—	43,049
Defined benefit plan assets	Other non-current liabilities	—	—	33,312	33,312
Hedge derivatives	Other current assets	—	79	—	79
Total		$44,662	$79	$33,312	$78,053
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$43,049	$—	$—	$43,049
Hedge derivatives	Accrued liabilities	—	83	—	83
Contingent consideration	Other non-current liabilities	—	—	1,918	1,918
Total		$43,049	$83	$1,918	$45,050

		Fair Value at January 31, 2019
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$177	$—	$—	$177
Short-term investment	Other current assets	155	—	—	155
SERP assets - employer	Other non-current assets	860	—	—	860
SERP assets - employee	Other non-current assets	38,170	—	—	38,170
Defined benefit plan assets	Other non-current liabilities	—	—	33,223	33,223
Hedge derivatives	Other current assets	—	22	—	22
Total		$39,362	$22	$33,223	$72,607
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$38,170	$—	$—	$38,170
Hedge derivatives	Accrued liabilities	—	156	—	$156
Contingent consideration	Other non-current liabilities	—	—	16,718	16,718
Total		$38,170	$156	$16,718	$55,044

		Fair Value at October 31, 2018
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$166	$—	$—	$166
Short-term investment	Other current assets	154	—	—	154
SERP assets - employer	Other non-current assets	1,270	—	—	1,270
SERP assets - employee	Other non-current assets	37,440	—	—	37,440
Hedge derivatives	Other current assets	—	—	—	—
Total		$39,030	$—	$—	$39,030
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$37,440	$—	$—	$37,440
Hedge derivatives	Accrued liabilities	—	463	—	463
Contingent consideration	Other non-current liabilities	—	—	16,600	16,600
Total		$37,440	$463	$16,600	$54,503

The fair values of the Company’s available-for-sale securities are based on quoted prices. The fair value of the short-term investment, which is a guaranteed investment certificate, is based on its purchase price plus one half of a percent calculated annually. The assets related to the Company’s defined contribution supplemental executive retirement plan (“SERP”) consist of both employer (employee unvested) and employee assets which are invested in investment funds with fair values calculated based on quoted market prices. The SERP liability represents the Company’s liability to the employees in the plan for their vested balances. The hedge derivatives are entered into by the Company principally to reduce its exposure to Swiss franc and Euro exchange rate risks. Fair values of the Company’s hedge derivatives are calculated based on quoted foreign exchange rates and quoted interest rates. The carrying amount of debt approximated fair value as of October 31, 2019, January 31, 2019, and October 31, 2018, due to the availability and floating rate for similar instruments.

The Company sponsors a pension plan in Switzerland which was amended to a defined benefit plan effective December 31, 2018. The plan covers certain international employees and is based on years of service and compensation on a career-average pay basis. The assets within the plan are classified as a Level 3 asset within the fair value hierarchy and consist of an investment in pooled assets and include separate employee accounts that are invested in equity securities, debt securities and real estate. The values of the separate accounts invested are based on values provided by the administrator of the funds that cannot be readily derived from or corroborated by observable market data. The value of the assets is part of the funded status of the defined benefit plan and included in other non-current liabilities in the consolidated balance sheets at October 31, 2019 and January 31, 2019.

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

Based on updated revenue and EBITDA (as defined in the acquisition agreement) performance expectations during the earn-out period for MVMT, the Company remeasured the contingent consideration to $1.9 million at July 31, 2019. Of the $15.0 million decrease in the liability, $13.6 million is included in non-operating income (portion of contingent consideration allocated to purchase price) in the Consolidated Statements of Operations for the nine months ended October 31, 2019, and 0.5 million and $0.9 million are reflected as a reduction of deferred compensation (portion of contingent consideration allocated to deferred compensation based on future service requirements) within other current assets and other non-current assets, respectively, in the Consolidated Balance Sheets. As the remeasurement is not a direct benefit realized from operating the MVMT business, the Company has recorded the change in contingent consideration within non-operating income in the Consolidated Statements of Operations and as such, has not included it in operating income for the Watch and Accessory Brands segment. Refer to Note 17 for Segment and Geographic Information.

The following tables presents the change in the Level 3 contingent purchase price liability during the three and nine months ended October 31, 2019:

Three Months Ended October 31,
(In thousands)	2019
Balance at July 31, 2019	$1,900
Payments	—
Adjustments included in income before income taxes	18
Adjustments to deferred compensation	—
Ending Balance	$1,918

Nine Months Ended October 31,
(In thousands)	2019
Balance at January 31, 2019	$16,718
Payments	—
Adjustments included in income before income taxes	(13,443)
Adjustments to deferred compensation	(1,357)
Ending Balance	$1,918

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

The Company had previously recorded an obligation of $28.2 million due to the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017 and imposed a one-time mandatory deemed repatriation tax on cumulative undistributed foreign earnings which have not been previously taxed. The obligation, which was recorded in prior years, is payable in installments over eight years, with the first payment having been made in the second quarter of fiscal 2019.

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

The Company is involved in legal proceedings and claims from time to time, in the ordinary course of its business. Legal reserves are recorded in accordance with the accounting guidance for contingencies. Contingencies are inherently unpredictable and it is possible that results of operations, balance sheets or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, such matters. For those legal proceedings and claims for which the Company believes that it is probable that a reasonably estimable loss may result, the Company records a reserve for the potential loss. For proceedings and claims where the Company believes it is reasonably possible that a loss may result that is materially in excess of amounts accrued for the matter, the Company either discloses an estimate of such possible loss or range of loss or includes a statement that such an estimate cannot be made. As of October 31, 2019, the Company is party to legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition, future results of operations beyond the amounts accrued, or cash flows.

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

The components of lease expense were as follows (in thousands):

Lease Expense	Consolidated Statements of Operation Location	For the Three Months Ended October 31, 2019	For the Nine Months Ended October 31, 2019
Operating lease expense	SG&A	$4,851	$14,385
Short-term lease cost	SG&A	142	544
Variable lease cost	SG&A	2,547	6,394
Total operating lease expense		$7,540	$21,323
Finance lease cost:
Amortization of right-of-use assets	SG&A	$29	$87
Interest on lease liabilities	Interest expense	$3	$10

The following table discloses supplemental balance sheet information for the Company’s leases (in thousands):

Leases	Consolidated Balance Sheets Location	October 31, 2019
Assets
Operating	Operating lease right-of-use assets	$88,126
Finance	Other non-current assets	$312

Liabilities
Current:
Operating	Current operating lease liabilities	$14,579
Finance	Accrued liabilities	$115
Noncurrent:
Operating	Non-current operating lease liabilities	$80,682
Finance	Other non-current liabilities	$200

The following table discloses the weighted-average remaining lease term and weighted-average discount rate for the Company's leases:

Lease Term and Discount Rate	October 31, 2019
Weighted-average remaining lease term - in years
Operating leases	5.74
Finance leases	2.64
Weighted-average discount rate:
Operating leases	3.79%
Finance leases	3.86%

Future minimum lease payments by year as of October 31, 2019 were as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2020 (remaining)	$4,811	$31
2021	17,124	125
2022	15,569	125
2023	13,467	49
2024	12,685	—
Thereafter	46,439	—
Total lease payments	$110,095	$330
Less: Interest	(14,834)	(15)
Total lease obligations	$95,261	$315

Future minimum lease payments by year as of January 31, 2019 were as follows (in thousands):

Fiscal Year Ending January 31,
2020	$14,036
2021	11,325
2022	10,135
2023	8,279
2024	7,683
Thereafter	35,020
$86,478

Supplemental cash flow information related to leases was as follows (in thousands):

	For the Three Months Ended October 31, 2019	For the Nine Months Ended October 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,511	$12,791
Operating cash flows from finance leases	3	10
Financing cash flows from finance leases	28	84
Leased assets obtained in exchange for new operating lease liabilities	1,023	9,374
Leased assets obtained in exchange for new financing lease liabilities	—	399

As of October 31, 2019, the Company did not have any material operating or finance leases that have been signed but not commenced.

NOTE 11 – INCOME TAXES

The Company recorded income tax expense of $5.0 million and income tax benefit of $2.8 million for the three months ended October 31, 2019 and 2018, respectively.

The effective tax rate was 22.1% and -11.7% for the three months ended October 31, 2019 and 2018, respectively. The change in the effective tax rate was primarily due to a change in the deferred withholding tax liability on unremitted foreign earnings, the release of valuation allowances against certain foreign deferred tax assets, and the impact of other discrete items, all of which occurred in the prior year.

The Company recorded income tax expense of $10.5 million and $0.7 million for the nine months ended October 31, 2019 and 2018, respectively.

The effective tax rate was 21.3% and 1.5% for the nine months ended October 31, 2019 and 2018, respectively. The change in the effective tax rate was primarily due to a change in the deferred withholding tax liability on unremitted foreign earnings and the release of valuation allowances against certain foreign deferred tax assets, both of which occurred in the prior year.

The effective tax rate for the three and nine months ended October 31, 2019 differs from the U.S. statutory tax rate of 21.0% primarily due to no tax benefit being recognized on losses incurred by certain foreign operations, partially offset by foreign profits being taxed in lower taxing jurisdictions.

The effective tax rate for the three months ended October 31, 2018 differs from the U.S. statutory tax rate of 21.0% primarily due to a change in estimate of the Company’s provisional deferred withholding tax liability on unremitted foreign earnings, the release of valuation allowances against certain foreign deferred tax assets and the impact of other discrete items. The effective tax rate for the nine months ended October 31, 2018 differs from the U.S. statutory tax rate of 21.0% primarily due to a change in estimate of the Company’s provisional deferred withholding tax liability on unremitted foreign earnings and the release of valuation allowances against certain foreign deferred tax assets.

NOTE 12 – EQUITY

The components of equity for the nine months ended October 31, 2019 and 2018 are as follows (in thousands):

		Movado Group, Inc. Shareholders' Equity
	Preferred Stock	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Movado Group, Inc. Shareholders' Equity	Redeemable Noncontrolling Interest
Balance, January 31, 2019	$—	$277	$65	$201,814	$431,180	$80,507	$(217,188)	$496,655	$3,721
Net income/ (loss) attributable to Movado Group, Inc.					39,195			39,195	(349)
Dividends ($0.60 per share)					(13,796)			(13,796)
Stock repurchase							(4,199)	(4,199)
Stock options exercised		2		154			(1,405)	(1,249)
Supplemental executive retirement plan				99				99
Stock-based compensation expense				4,658				4,658
Amortization of prior service cost, net of tax provision of $11						39		39
Foreign currency translation adjustment (3)						(721)		(721)	(109)
Balance, October 31, 2019	$—	$279	$65	$206,725	$456,579	$79,825	$(222,792)	$520,681	$3,263

	Preferred Stock	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Movado Group, Inc. Shareholders' Equity	Redeemable Noncontrolling Interest
Balance, January 31, 2018	$—	$273	$66	$189,808	$388,739	$100,343	$(208,894)	$470,335	$—
Net income attributable to Movado Group, Inc.					44,177			44,177
Dividends ($0.60 per share)					(13,855)			(13,855)
Adoption of new revenue recognition Standard (Topic 606)					(724)			(724)
Stock repurchase							(3,931)	(3,931)
Stock options exercised		3		5,632			(772)	4,863
Supplemental executive retirement plan				95				95
Stock-based compensation expense				4,287				4,287
Net unrealized loss on investments, net of tax benefit of $24						(80)		(80)
Net change in effective portion of hedging contracts, net of tax provision of $7						38		38
Foreign currency translation adjustment (3)						(24,191)		(24,191)
Balance, October 31, 2018	$—	$276	$66	$199,822	$418,337	$76,110	$(213,597)	$481,014	$—

(1)	Each share of common stock is entitled to one vote per share on all matters submitted to a vote of the shareholders.
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

During the nine months ended October 31, 2019, under the existing repurchase program, the Company repurchased a total of 131,402 shares of its common stock at a total cost of $4.2 million, or an average of $31.96 per share. During the nine months ended October 31, 2018, under the existing repurchase program, the Company repurchased a total of 99,191 shares of its common stock at a total cost of $3.9 million, or an average of $39.64 per share.

At October 31, 2019, $36.4 million remains available for purchase under the Company’s current repurchase program.

There were 42,731 and 19,003 shares of common stock repurchased during the nine months ended October 31, 2019 and 2018, respectively, as a result of the surrender of shares in connection with the vesting of certain stock awards. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The accumulated balances at October 31, 2019 and 2018, and January 31, 2019, related to each component of accumulated other comprehensive income (loss) are as follows (in thousands):

	October 31, 2019	January 31, 2019	October 31, 2018
Foreign currency translation adjustments	$80,087	$80,808	$75,999
Available-for-sale securities	119	119	111
Unrecognized prior service cost related to defined benefit pension plan	(381)	(420)	—
Total accumulated other comprehensive income	$79,825	$80,507	$76,110

NOTE 15 – REVENUE

Disaggregation of Revenue

The following table presents the Company’s net sales disaggregated by customer type. Sales and usage-based taxes are excluded from net sales (in thousands):

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
Customer Type	2019	2018	2019	2018
Wholesale	$168,558	$180,490	$402,855	$404,199
Direct to consumer	36,059	27,124	104,149	72,236
After-sales service	1,001	1,335	2,979	3,756
Net Sales	$205,618	$208,949	$509,983	$480,191

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

The fair value of the stock options, less expected forfeitures, is amortized on a straight-line basis over the vesting term. Total compensation expense for stock option grants recognized during the three months ended October 31, 2019 and 2018 was $0.1 million (net of tax of approximately $27,000) and $0.2 million (net of tax of $0.1 million), respectively. Total compensation expense for stock option grants recognized during the nine months ended October 31, 2019 and 2018 was $0.3 million (net of tax of $0.1 million) and $0.6 million (net of tax of $0.2 million), respectively. As of October 31, 2019, there was $0.2 million of unrecognized compensation cost related to unvested stock options. Total consideration received for stock option exercises during the three months ended October 31, 2019 and 2018 was zero and $0.1 million, respectively. Total consideration received for stock option exercises during the nine months ended October 31, 2019 and 2018 was $0.2 million and $5.6 million, respectively.

The following table summarizes the Company’s stock options activity during the first nine months of fiscal 2020:

	Outstanding Options	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at January 31, 2019 (264,244 options exercisable)	566,260	$28.43	$23.35-$42.12	6.2	$2,654
Granted	—
Exercised	(5,150)	$30.36	$30.36
Cancelled	—
Options outstanding at October 31, 2019	561,110	$28.41	$23.35-$42.12	5.4	$435
Exercisable at October 31, 2019	399,905	$30.45		4.6
Expected to vest at October 31, 2019	160,706	$23.35		7.5	$434

The fair value of stock options exercised during the first nine months of fiscal 2020 was approximately $63,000 and the intrinsic value was approximately $47,000.

Stock Awards:

Under the Plan, the Company can also grant stock awards to employees. For the three months ended October 31, 2019 and 2018, compensation expense for stock awards was $1.1 million (net of tax of $0.3 million) and $0.9 million (net of tax of $0.3 million), respectively. For the nine months ended October 31, 2019 and 2018, compensation expense for stock awards was $3.2 million (net of tax of $1.0 million) and $2.7 million (net of tax of $0.8 million), respectively. As of October 31, 2019, there was $8.5 million of unrecognized compensation cost related to unvested stock awards.

The following table summarizes the Company’s stock awards activity during the first nine months of fiscal 2020:

	Number of Stock Award Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000's)
Units outstanding at January 31, 2019	447,022	$32.27	1.4	$14,282
Units granted	264,133	$32.77
Units vested	(149,448)	$29.27
Units forfeited	(11,538)	$34.79
Units outstanding at October 31, 2019	550,169	$33.37	1.8	$14,332

Outstanding stock awards can be classified as either time-based stock awards or performance-based stock awards. Time-based stock awards vest over time subject to continued employment. Performance-based stock awards vest over time subject both to continued employment and to the achievement of corporate financial performance goals. Upon the vesting of a stock award, shares are issued from the pool of authorized shares. For performance-based stock awards the number of shares issued related to the performance units granted can vary from 0% to 150% of the target number of underlying stock award units, depending on the extent of the achievement of predetermined financial goals. The total fair value of stock award units that vested during the first nine months of fiscal 2020 was $4.4 million. The number of shares issued related to the remaining stock awards are established at grant date.

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

The Company divides its business into two major geographic locations: United States operations, and International, which includes the results of all non-U.S. Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 36.2%, 7.8%, 6.6% and 6.2%, respectively, of the Company’s total net sales for the three months ended October 31, 2019. For the three months ended October 31, 2018, the Company’s International operations in Europe, the Americas (excluding the United States), Asia and the Middle East accounted for 34.3%, 8.3%, 6.1% and 6.0%, respectively, of the Company’s total net sales.

The Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 34.3%, 8.6%, 8.1% and 6.7%, respectively, of the Company’s total net sales for the nine months ended October 31, 2019. For the nine months ended October 31, 2018, the Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 33.5%, 9.3%, 8.2% and 7.0%, respectively, of the Company’s total net sales.

Operating Segment Data for the Three Months Ended October 31, 2019 and 2018 (in thousands):

	Net Sales
	2019	2018
Watch and Accessory Brands:
Owned brands category	$76,120	$80,155
Licensed brands category	108,336	107,694
After-sales service and all other	1,149	1,533
Total Watch and Accessory Brands	185,605	189,382
Company Stores	20,013	19,567
Consolidated total	$205,618	$208,949

	Operating Income (3)
	2019	2018
Watch and Accessory Brands	$20,206	$21,216
Company Stores	2,432	2,891
Consolidated total	$22,638	$24,107

Operating Segment Data as of and for the Nine Months Ended October 31, 2019 and 2018 (in thousands):

	Net Sales
	2019	2018
Watch and Accessory Brands:
Owned brands category	$184,729	$173,270
Licensed brands category	258,617	243,267
After-sales service and all other	10,560	8,026
Total Watch and Accessory Brands	453,906	424,563
Company Stores	56,077	55,628
Consolidated total	$509,983	$480,191

	Operating Income (3)
	2019	2018
Watch and Accessory Brands	$28,999	$35,784
Company Stores	7,389	9,322
Consolidated total	$36,388	$45,106

	Total Assets (1)
	October 31, 2019	January 31, 2019	October 31, 2018
Watch and Accessory Brands	$799,887	$735,244	$737,106
Company Stores	67,168	24,457	26,810
Consolidated total	$867,055	$759,701	$763,916

(1)

Total assets at October 31, 2019 include $47.2 million and $40.9 million of operating lease right-of-use assets within Watch and Accessory Brands and Company Stores, respectively, recorded as a result of the Company’s adoption of ASU 2016-02 on February 1, 2019 (see Note 10 – Leases).

Geographic Location Data for the Three Months Ended October 31, 2019 and 2018 (in thousands):

	Net Sales		Operating Income / (Loss) (3)
	2019	2018	2019	2018
United States (1)	$85,634	$94,219	$(7,077)	$(4,473)
International (2)	119,984	114,730	29,715	28,580
Consolidated total	$205,618	$208,949	$22,638	$24,107

The United States and International net sales are net of intercompany sales of $111.0 million and $109.4 million for the three months ended October 31, 2019 and 2018, respectively.

Geographic Location Data as of and for the Nine Months Ended October 31, 2019 and 2018 (in thousands):

	Net Sales		Operating Income / (Loss) (3)
	2019	2018	2019	2018
United States (1)	$211,657	$202,081	$(19,280)	$(12,666)
International (2)	298,326	278,110	55,668	57,772
Consolidated total	$509,983	$480,191	$36,388	$45,106

United States and International net sales are net of intercompany sales of $280.0 million and $250.5 million for the nine months ended October 31, 2019 and 2018, respectively.

(1)

The United States operating loss included $15.4 million and $23.8 million of unallocated corporate expenses for the three months ended October 31, 2019 and 2018, respectively. The United States operating loss included $28.5 million and $44.5 million of unallocated corporate expenses for the nine months ended October 31, 2019 and 2018, respectively.

(2)

The International operating income included $24.5 million and $17.9 million of certain intercompany profits related to the Company’s supply chain operations for the three months ended October 31, 2019 and 2018, respectively. The International operating income included $52.3 million and $40.2 million of certain intercompany profits related to the Company’s supply chain operations for the nine months ended October 31, 2019 and 2018, respectively.

(3)

For the three and nine months ended October 31, 2019, in the United States location of the Watch and Accessory Brands, operating loss included a charge of $0.9 million and $3.5 million, respectively related to the amortization of intangible assets, deferred compensation and certain acquisition accounting adjustments associated with the MVMT brand. In the United States locations of the Watch and Accessory Brands segment, for the three months and nine months ended October 31, 2018, operating income included $10.9 million and 11.9 million, respectively, of expenses primarily related to transaction costs and adjustments in acquisition accounting as a result of the Company’s acquisition of the MVMT brand. In addition, in the International locations of the Watch and Accessory Brands segment, for the three months and nine months ended October 31, 2019, operating income included $0.7 million and $2.1 million, respectively, of expenses primarily related to the amortization of acquired intangible assets, as a result of the Company’s acquisition of the Olivia Burton brand. In the International locations of the Watch and Accessory Brands segment, for the three months and nine months ended October 31, 2018, operating income included $0.7 million and $2.2 million, respectively, of expenses primarily related to the amortization of acquired intangible assets, as a result of the Company’s acquisition of the Olivia Burton brand.

	Total Assets (1)
	October 31, 2019	January 31, 2019	October 31, 2018
United States	$465,630	$328,014	$358,987
International	401,425	431,687	404,929
Consolidated total	$867,055	$759,701	$763,916

(1)

Total assets at October 31, 2019 include $47.2 million and $40.9 million of operating lease right-of-use assets within Watch and Accessory Brands and Company Stores, respectively, recorded as a result of the Company’s adoption of ASU 2016-02 on February 1, 2019 (see Note 10 - Leases).

	Property, Plant and Equipment, Net
	October 31, 2019	January 31, 2019	October 31, 2018
United States	$19,613	$17,030	$17,599
International	9,662	9,037	7,872
Consolidated total	$29,275	$26,067	$25,471

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

Recent Developments

On November 26, 2019, the Board of Directors approved the payment of a cash dividend in the amount of $0.20 for each share of the Company’s outstanding common stock and class A common stock. The dividend will be paid on December 20, 2019, to all shareholders of record as of the close of business on December 6, 2019. The decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board, in its sole discretion.

Starting in July 2018, the Trump Administration announced a series of lists covering thousands of categories of Chinese origin products subject to potential special tariffs of 10% to 25% of import value, in addition to the regular tariffs that have historically applied to such products. Certain of the Company’s packaging products became subject to a special 10% tariff in September 2018, which was increased to 25% effective May 10, 2019. In addition, all of the Company’s smartwatches became subject to a special 15% tariff on September 1, 2019, and in a third-party ruling U.S. Customs and Border Patrol (“CBP”) has taken the position that this special 15% tariff applies broadly to China-sourced cases and bands on watches assembled in China and other countries. Under this position, most of the cases and bands used in the production of the Company’s traditional watches imported into the U.S. became subject to the special 15% tariff effective September 1, 2019. A pending request to CBP for reconsideration and revocation of the ruling has been filed on behalf of the Company and certain other watch importers on the basis that the CBP ruling is inconsistent with CBP’s longstanding position that the country of origin of the movement confers the country of origin of a traditional watch. The special tariffs on Chinese products will increase cost of sales, but the precise impact of the special tariffs is impossible to predict at this time.

Overview

The Company conducts its business primarily in two operating segments: Watch and Accessory Brands and Company Stores. The Company’s Watch and Accessory Brands segment includes the designing, manufacturing and distribution of watches of quality owned and licensed brands, in addition to revenue generated from after-sales service activities and shipping. The Company Stores segment includes the Company’s retail outlet locations in the United States and Canada. The Company also operates in two major geographic locations: United States and International, the latter of which includes the results of all non-U.S. Company operations.

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

Results of operations for the three months ended October 31, 2019 as compared to the three months ended October 31, 2018

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Three Months Ended October 31,
	2019	2018
Watch and Accessory Brands:
United States	$66,287	$75,035
International	119,318	114,347
Total Watch and Accessory Brands	185,605	189,382
Company Stores:
United States	19,347	19,184
International	666	383
Total Company Stores	20,013	19,567
Net Sales	$205,618	$208,949

Comparative net sales by categories were as follows (in thousands):

	Three Months Ended October 31,
	2019	2018
Watch and Accessory Brands:
Owned brands category	$76,120	$80,155
Licensed brands category	108,336	107,694
After-sales service and all other	1,149	1,533
Total Watch and Accessory Brands	185,605	189,382
Company Stores	20,013	19,567
Net Sales	$205,618	$208,949

Net Sales

Net sales for the three months ended October 31, 2019 were $205.6 million, $3.3 million or 1.6% below the prior year period. For the three months ended October 31, 2019, fluctuations in foreign currency exchange rates negatively impacted net sales by $4.3 million when compared to the prior year period.

Watch and Accessory Brands Net Sales

Net sales for the three months ended October 31, 2019 in the Watch and Accessory Brands segment were $185.6 million, below the prior year period by $3.8 million or 2.0%. The decrease in net sales was attributable to decreases in net sales in the United States locations partially offset by increases in net sales in the International locations of the Watch and Accessory Brands segment.

United States Watch and Accessory Brands Net Sales

Net sales for the three months ended October 31, 2019 in the United States location of the Watch and Accessory Brands segment were $66.3 million, below the prior year period by $8.8 million or 11.7%, resulting from net sales decrease in both the owned and licensed brand categories. The net sales recorded in the owned brands category decreased by $3.2 million, or 6.1%, primarily due to a decrease in sales in the Movado brand, partially offset by sales attributable to the addition of the MVMT brand and increased sales in the Company’s Movado.com e-commerce business. The net sales in the licensed brands category decreased $5.5 million, or 25.7%.

International Watch and Accessory Brands Net Sales

Net sales for the three months ended October 31, 2019 in the International location of the Watch and Accessory Brands segment were $119.3 million, above the prior year by $5.0 million or 4.3%, which included fluctuations in foreign currency exchange rates which unfavorably impacted net sales by $4.3 million when compared to the prior year. This increase was driven by net sales increases in the licensed brands category, partially offset by decreases in the owned brands category. The net sales increase in the licensed brands category was $6.1 million, or 7.1%, primarily due to net sales increases in Europe, the Middle East, Asia and Latin America. The net sales decrease recorded in the owned brands category was $0.8 million, or 3.0% and is due to sales decreases primarily in Asia, the Middle East and Latin America. The net sales decrease in the owned brands category was partially offset by the sales attributable to the addition of the MVMT brand.

Company Stores Net Sales

Net sales for the three months ended October 31, 2019 in the Company Stores segment were $20.0 million, $0.5 million or 2.3% above the prior year period. Although the conversion rate remained strong as products continue to resonate well with customers, net sales in comparable stores decreased primarily as a result of a decrease in customer foot traffic generated by the outlet centers in which certain of the Company stores are located. This decrease was offset by the addition of new store openings. As of October 31, 2019, and 2018, the Company operated 46 and 44 retail outlet locations, respectively.

Gross Profit

Gross profit for the three months ended October 31, 2019 was $110.1 million or 53.5% of net sales as compared to $113.4 million or 54.3% of net sales in the prior year. The decrease in gross profit of $3.3 million was primarily due to lower net sales and a lower gross margin percentage. The decrease in the gross margin percentage of approximately 80 basis points for the three months ended October 31, 2019 resulted primarily from an unfavorable impact of sales mix, partially offset by the addition of MVMT, of approximately 70 basis points and the negative impact of fluctuations in foreign currency exchange rates of approximately 40 basis points.

Selling, General and Administrative (“SG&A”)

SG&A expenses for the three months ended October 31, 2019 were $87.4 million, representing a decrease from the prior year period of $1.8 million or 2.0%. Included in the prior year period are $10.8 million of transaction costs and amortization expenses related to the MVMT acquisition. Without these costs, SG&A expenses increased $9.0 million resulting primarily from higher marketing expenses of $5.5 million due primarily to the addition of MVMT and additional costs to support brand awareness; an increase in payroll related expenses of $2.6 million primarily as a result of the acquisition of MVMT and the opening of new company stores; higher rent and related expenses of $1.8 million as a result of new company store openings, expansion of one of the Company’s distribution centers and the addition of MVMT; $1.4 million of operating expenses related to the Company’s new joint venture in Spain and an increase of $0.4 million in credit card charges primarily as a result of the increase in e-commerce sales. Included in the current period are $0.9 million of expenses related to the amortization of MVMT’s intangible assets and deferred compensation arrangements. The increase in SG&A was partially offset by a decrease in performance-based compensation of $4.2 million. For the three months ended October 31, 2019, fluctuations in foreign currency rates related to the foreign subsidiaries positively impacted SG&A expenses by $0.4 million when compared to the prior year.

Watch and Accessory Brands Operating Income

For the three months ended October 31, 2019 and 2018, the Company recorded Watch and Accessory Brands segment operating income of $20.2 million and $21.2 million, respectively, which includes $15.4 million and $23.8 million of unallocated corporate expenses as well as $24.5 million and $17.9 million, respectively, of certain intercompany profits related to the Company’s supply chain operations. The $1.0 million decrease in operating income was the result of a decrease in gross profit of $3.3 million, partially offset by a decrease in SG&A expenses of $2.3 million when compared to the prior year. The decrease in gross profit was the result of lower gross margin percentage and lower sales. Included in the prior year period are $10.8 million of transaction costs and amortization expenses related to the MVMT acquisition. Without these costs, SG&A expenses in the Watch and Accessory Brands segment increased $8.5 million resulting primarily from higher marketing expenses of $5.6 million; an increase in payroll related expenses of $2.4 million primarily due to the addition of MVMT; higher rent related expenses of $1.5 million; $1.4 million of operating expenses related to the Company’s new joint venture in Spain and an increase of $0.4 million in credit card charges primarily as a result of the increase in e-commerce sales. Included in the current period are $0.9 million of expenses related to the amortization of MVMT’s intangible assets and deferred compensation arrangements. The increase in SG&A was partially offset by a decrease in performance-based compensation of $4.0 million. For the three months ended October 31, 2019, fluctuations in foreign currency exchange rates negatively impacted Watch and Accessory brands segment operating income by $1.7 million when compared to the prior year.

U.S. Watch and Accessory Brands Operating Loss

In the United States location of the Watch and Accessory Brands segment, for the three months ended October 31, 2019 and 2018, the Company recorded an operating loss of $9.3 million and $7.2 million, respectively, which includes unallocated corporate expenses of $15.4 million and $23.8 million, respectively. The increase in operating loss of $2.1 million was the result of lower gross profit of $7.9 million, partially offset by lower SG&A expenses of $5.8 million. The decrease in gross profit of $7.9 million was due to lower sales and a lower gross margin percentage. Included in the prior year period are $10.8 million of transaction costs and amortization expenses related to the MVMT acquisition. Without these costs, SG&A expenses in U.S. Watch and Accessory Brands increased $5.0 million resulting primarily from higher marketing costs of $5.4 million; higher payroll related of $1.9 million; $0.5 million of higher rent related expenses and an increase of $0.2 million in credit card charges. Included in the current period are $0.9 million of expenses related to the amortization of MVMT’s intangible assets and deferred compensation arrangements. The increase in SG&A was partially offset by a decrease in performance-based compensation of $3.3 million.

International Watch and Accessory Brands Operating Income

In the International location of the Watch and Accessory Brands segment, for the three months ended October 31, 2019 and 2018, the Company recorded operating income of $29.5 million and $28.4 million, respectively, which includes $24.5 million and $17.9 million of certain intercompany profits related to the Company’s International supply chain operations. The increase in operating income of $1.1 million was primarily related to higher gross profit of $4.6 million partially offset by higher SG&A expenses of $3.5 million. The increase in gross profit of $4.6 million was primarily related to higher net sales and a higher gross margin percentage. The increase in SG&A expenses of $3.5 million was attributable to higher payroll related expenses of $0.5 million; an increase of $1.0 million in rent related expenses and $1.4 million of operating expenses related to the Company’s new joint venture in Spain. Fluctuation in foreign currency exchange rates negatively impacted operating income by $1.7 million when compared to the prior year.

Company Stores Operating Income

The Company recorded operating income of $2.4 million and $2.9 million in the Company Stores segment for the three months ended October 31, 2019 and 2018, respectively. While gross profit remained relatively flat between the periods, the decrease in operating income of $0.5 million was the result of higher SG&A expenses of $0.5 million. The increase in SG&A expenses of $0.5 million was primarily due to rent and payroll related expenses associated with the opening of new outlet locations. As of October 31, 2019, and 2018, the Company operated 46 and 44 retail outlet locations, respectively.

Income Taxes

The Company recorded an income tax expense of $5.0 million and tax benefit of $2.8 million for the three months ended October 31, 2019 and 2018, respectively.

The effective tax rate was 22.1% and -11.7% for the three months ended October 31, 2019 and 2018, respectively. The change in the effective tax rate was primarily due to a change in the deferred withholding tax liability on unremitted foreign earnings, the release of valuation allowances against certain foreign deferred tax assets and the impact of other discrete items, all of which occurred in the prior year.

The effective tax rate for the three months ended October 31, 2019 differs from the U.S. statutory tax rate of 21.0% primarily due to no tax benefit being recognized on losses incurred by certain foreign operations, partially offset by foreign profits being taxed in lower taxing jurisdictions.

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

Net Income Attributable to Movado Group, Inc.

The Company recorded net income attributable to Movado Group, Inc. of $17.8 million and $26.9 million, for the three months ended October 31, 2019 and 2018, respectively.

Results of operations for the nine months ended October 31, 2019 as compared to the nine months ended October 31, 2018

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Nine Months Ended October 31,
	2019	2018
Watch and Accessory Brands:
United States	$156,856	$147,045
International	297,050	277,518
Total Watch and Accessory Brands	453,906	424,563
Company Stores:
United States	54,801	55,036
International	1,276	592
Total Company Stores	56,077	55,628
Net Sales	$509,983	$480,191

Comparative net sales by categories were as follows (in thousands):

	Nine Months Ended October 31,
	2019	2018
Watch and Accessory Brands:
Owned brands category	$184,729	$173,270
Licensed brands category	258,617	243,267
After-sales service and all other	10,560	8,026
Total Watch and Accessory Brands	453,906	424,563
Company Stores	56,077	55,628
Net Sales	$509,983	$480,191

Net Sales

Net sales for the nine months ended October 31, 2019 were $510.0 million, $29.8 million or 6.2% above the prior year period. For the nine months ended October 31, 2019, fluctuations in foreign currency exchange rates negatively impacted net sales by $11.1 million when compared to the prior year.

Watch and Accessory Brands Net Sales

Net sales for the nine months ended October 31, 2019 in the Watch and Accessory Brands segment were $453.9 million, above the prior year period by $29.3 million or 6.9%. The increase in net sales was attributable to increases in net sales in both the International and United States locations of the Watch and Accessory Brands segment.

United States Watch and Accessory Brands Net Sales

Net sales for the nine months ended October 31, 2019 in the United States location of the Watch and Accessory Brands segment were $156.9 million, above the prior year period by $9.8 million or 6.7%, resulting from net sales increase in both the owned and licensed brands categories. The net sales recorded in the owned brands category increased by $7.3 million, or 6.7%, primarily due to sales attributable to the addition of the MVMT brand and increased sales in the Company’s Movado.com e-commerce business. The net sales in the licensed brands category increased $0.3 million, or 0.8%.

International Watch and Accessory Brands Net Sales

Net sales for the nine months ended October 31, 2019 in the International location of the Watch and Accessory Brands segment were $297.0 million, above the prior year by $19.5 million or 7.0%, which included fluctuations in foreign currency exchange rates which unfavorably impacted net sales by $11.1 million when compared to the prior year period. This increase was driven by net sales increases in both the licensed brands and owned brands categories. The net sales increase in the licensed brands category was $15.1 million, or 7.2%, primarily due to net sales increases in Europe, the Middle East, Asia and Latin America. The net sales increase recorded in the owned brands category was $4.2 million, or 6.5%, due to sales increases primarily in Europe, Latin America and the Middle East. The net sales increase in the owned brands category also included sales attributable to the addition of the MVMT brand.

Company Stores Net Sales

Net sales for the nine months ended October 31, 2019 in the Company Stores segment were $56.1 million, $0.5 million or 0.8% above the prior year period. Although the conversion rate remained strong as products continue to resonate well with customers, net sales in comparable stores decreased primarily as a result of a decrease in customer foot traffic generated by the outlet centers in which certain of the Company stores are located. This decrease was offset by the addition of new store openings. As of October 31, 2019, and 2018, the Company operated 46 and 44 retail outlet locations, respectively.

Gross Profit

Gross profit for the nine months ended October 31, 2019 was $274.3 million or 53.8% of net sales as compared to $258.7 million or 53.9% of net sales in the prior year period. The increase in gross profit of $15.6 million was primarily due to higher net sales partially offset by a lower gross margin percentage. The decrease in the gross margin percentage of approximately 10 basis points for the nine months ended October 31, 2019, resulted primarily from the negative impact of fluctuations in foreign currency exchange rates of approximately 60 basis points partially offset by the increased leveraging of certain fixed costs as a result of higher sales of approximately 40 basis points.

Selling, General and Administrative

SG&A expenses for the nine months ended October 31, 2019 were $237.9 million, representing an increase from the prior year period of $24.3 million or 11.4%. Included in the prior year period are $11.8 million of transaction costs and amortization expenses related to the MVMT acquisition. Without these costs, SG&A expenses increased $36.1 million resulting primarily from higher marketing expenses of $17.4 million due primarily to the addition of MVMT and additional costs to support brand awareness; an increase in payroll related expenses of $9.0 million primarily as a result of the acquisition of MVMT and the opening of new company stores; higher rent and related expenses of $4.5 million as a result of new company store openings, expansion of one of the Company’s distribution centers and the addition of MVMT; $3.6 million of operating expenses related to its new joint venture in Spain; an increase of $1.4 million in credit card charges primarily as a result of the increase in e-commerce sales and $0.5 million of additional costs related to an annual sales and marketing event for the Company’s wholesale customers worldwide. Included in the current period are $3.4 million of expenses related to the amortization of MVMT’s intangible assets and deferred compensation arrangements. The increases were partially offset by a decrease in performance-based compensation of $6.6 million. For the nine months ended October 31, 2019, fluctuations in foreign currency exchange rates positively impacted SG&A expenses by $1.9 million when compared to the prior year.

Watch and Accessory Brands Operating Income

For the nine months ended October 31, 2019 and 2018, the Company recorded Watch and Accessory Brands segment operating income of $29.0 million and $35.8 million, respectively, which includes $28.5 million and $44.5 million of unallocated corporate expenses as well as $52.3 million and $40.2 million, respectively, of certain intercompany profits related to the Company’s supply chain operations. The $6.8 million decrease in operating income was the net result of higher SG&A expenses of $22.1 million, partially offset by an increase in gross profit of $15.3 million when compared to the prior year. The increase in gross profit was the result of higher sales while gross margin remained relatively flat. Included in the prior year period are $11.8 million of transaction costs and amortization expenses related to the MVMT acquisition. Without these costs, SG&A expenses increased $33.9 million resulting primarily from higher marketing expenses of $17.6 million; an increase in payroll related expenses of $8.3 million due primarily to the addition of MVMT; higher rent related expense of $3.3 million as a result of expansion of one of the Company’s distribution centers and the addition of MVMT; $3.6 million of operating expenses related to the Company’s new joint venture in Spain; an increase of $1.4 million in credit card charges primarily as a result of the increase in e-commerce sales and $0.5 million of additional costs related to an annual sales and marketing event for the Company’s wholesale customers worldwide. Included in the current period are $3.4 million of expenses related to the amortization of MVMT’s intangible assets and deferred compensation arrangements. The increases were partially offset by a decrease in performance-based compensation of $6.4 million. Fluctuations in foreign currency exchange rates negatively impacted Watch and Accessory Brands segment operating income by $3.9 million when compared to the prior year.

U.S. Watch and Accessory Brands Operating Loss

In the United States location of the Watch and Accessory Brands segment, for the nine months ended October 31, 2019 and 2018, the Company recorded an operating loss of $26.4 million and $21.8 million, respectively, which includes unallocated corporate expenses of $28.5 million and $44.5 million. The increase in operating loss of $4.6 million was the result of higher SG&A expenses of $7.9 million partially offset by higher gross profit of $3.3 million. The increase in gross profit of $3.3 million was due to higher sales, partially offset by a lower gross margin percentage. Included in the prior year period are $11.8 million of transaction costs and amortization expenses related to the MVMT acquisition. Without these costs, SG&A expenses increased $19.7 million resulting primarily from higher marketing costs of $11.9 million; higher payroll related expenses of $6.7 million primarily due to MVMT; an increase of $1.1 million in credit card charges primarily as a result of the increase in e-commerce sales and $1.3 million of higher rent related expenses primarily due to MVMT. Included in the current period are $3.4 million of expenses related to the amortization of MVMT’s intangible assets and deferred compensation arrangements. The increases were partially offset by a decrease in performance-based compensation of $5.1 million.

International Watch and Accessory Brands Operating Income

In the International location of the Watch and Accessory Brands segment, for the nine months ended October 31, 2019 and 2018, the Company recorded operating income of $55.4 million and $57.6 million, respectively, which includes $52.3 million and $40.2 million of certain intercompany profits related to the Company’s International supply chain operations. The decrease in operating income of $2.2 million was primarily related to higher SG&A expenses of $14.2 million partially offset by higher gross profit of $12.0 million. The increase in gross profit of $12.0 million was primarily related to higher net sales and a higher gross margin percentage. The increase in SG&A expenses of $14.2 million was attributable to higher marketing expenses of $5.7 million; higher payroll related expenses of $1.6 million; an increase of $2.0 million in rent related expenses primarily as a result of expansion of one of the Company’s distribution centers; a $3.6 million of operating expenses related to the Company’s new joint venture in Spain and $0.5 million of additional costs related to an annual sales and marketing event for the Company’s wholesale customers worldwide, partially offset by a decrease in performance-based compensation of $1.3 million. Fluctuations in foreign currency exchange rates negatively impacted operating income by $3.9 million when compared to the prior year.

Company Stores Operating Income

The Company recorded operating income of $7.4 million and $9.3 million in the Company Stores segment for the nine months ended October 31, 2019 and 2018, respectively. The decrease in operating income of $1.9 million was the result of higher SG&A expenses of $2.2 million partially offset by higher gross profit of $0.3 million. The higher gross profit was the result of higher sales while gross margin remained relatively flat. The increase in SG&A expenses of $2.2 million was primarily due to rent and payroll related expenses associated with the opening of new outlet locations.

Other Non-Operating Income

Based on updated revenue and EBITDA (as defined in the acquisition agreement) performance expectations during the earn-out period for MVMT, the Company recorded a non-cash gain on remeasurement of the contingent consideration of $13.6 million for the nine months ended October 31, 2019.

Income Taxes

The Company recorded an income tax expense of $10.5 million and $0.7 million for the nine months ended October 31, 2019 and 2018, respectively.

The effective tax rate was 21.3% and 1.5% for the nine months ended October 31, 2019 and 2018, respectively. The change in the effective tax rate was primarily due to a change in the deferred withholding tax liability on unremitted foreign earnings and the release of valuation allowances against certain foreign deferred tax assets, both of which occurred in the prior year.

The effective tax rate for the nine months ended October 31, 2019 differs from the U.S. statutory tax rate of 21.0% primarily due to no tax benefit being recognized on losses incurred by certain foreign operations, partially offset by foreign profits being taxed in lower taxing jurisdictions.

The effective tax rate for the nine months ended October 31, 2018 differs from the U.S. statutory tax rate of 21.0% primarily due to a change in estimate of the Company’s provisional deferred withholding tax liability on unremitted foreign earnings and the release of valuation allowances against certain foreign deferred tax assets.

Net Income Attributable to Movado Group, Inc.

The Company recorded net income attributable to Movado Group, Inc. of $39.2 million and $44.2 million, for the nine months ended October 31, 2019 and 2018, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2019 and October 31, 2018, the Company had $116.0 million and $142.7 million, respectively, of cash and cash equivalents. Of this total, $60.5 million and $123.1 million, respectively, consisted of cash and cash equivalents at the Company’s foreign subsidiaries.

At October 31, 2019, the Company had no deferred tax liability for foreign withholding and a deferred tax asset for U.S. income taxes of $0.1 million related to $8.9 million of foreign earnings. A deferred tax liability has not been recorded for the remaining undistributed foreign earnings of approximately $186.1 million, because the Company intends to permanently reinvest such earnings in its foreign operations. It is not practicable to estimate the tax liability related to a future distribution of these permanently reinvested foreign earnings.

At October 31, 2019 and October 31, 2018, the Company had working capital of $346.8 million for both periods. Working capital is relatively flat with respect to previous year, primarily the result of the addition of current operating lease liabilities of $14.6 million in accordance with the Company’s adoption of ASU 2016-02, “Leases”; and the acquisition of MVMT in October 2018. These factors were offset by an increase in inventories and a decrease in accrued liabilities. The Company defines working capital as the difference between current assets and current liabilities.

The Company had $44.6 million of cash used in operating activities for the nine months ended October 31, 2019 as compared to $26.8 million cash provided by operating activities for the nine months ended October 31, 2018. For the nine months ended October 31, 2019 operating cash flow was the result of net income attributable to Movado Group, Inc. of $39.2 million, adjusted for the effects of unfavorable non-cash items totaling $1.0 million, including a $13.6 million change in contingent consideration related to MVMT and $6.5 million benefit for deferred taxes, partially offset by $11.9 million of depreciation and amortization, $4.7 million for stock based compensation expense and $2.6 million for provision for inventories and allowance for doubtful accounts. Cash used in operating activities included an increase in trade receivable of $52.7 million due to an increase in sales, increase in investment in inventories of $38.1 million to support sales growth, decrease in accounts payable of $4.2 million as a result of timing of payments increase, increase in current assets of $2.4 million due to timing of payments of annual fees and a decrease in accrued payroll and benefits of $9.4 million primarily as a result of payments of performance based compensation, partially offset by an increase in accrued liabilities of $19.3 million and income taxes payable of $6.4 million as a result of timing of payments.

Cash used in investing was $10.0 million for the nine months ended October 31, 2019 as compared to $101.4 million for the nine months ended October 31, 2018. The cash used in the nine months ended October 31, 2019 was primarily $10.0 million in capital expenditures primarily related to the opening and renovation of the Company stores and to the construction of shop-in-shops at some of the Company’s wholesale customers. During the nine months ended October 31, 2018, cash used in investing activities included $93.0 million for the acquisition, net of cash acquired, of the MVMT brand.

Cash used in financing activities was $19.2 million for the nine months ended October 31, 2019 as compared to $12.4 million of cash provided by financing activities for the nine months ended October 31, 2018. The cash used in the nine months ended October 31, 2019 included $13.8 million dividends paid, $4.2 million in stock repurchased in the open market, and $1.2 million stock options and awards exercised, net of $1.4 million of shares repurchased as a result of the surrender of shares in connection with the vesting of certain stock awards. During the nine months ended October 31, 2018, cash provided by financing activities included proceeds from bank borrowings of $50.3 million, partially offset by $25.0 million repayment of bank borrowings, $13.9 million of dividends paid and $3.9 million in stock repurchased in the open market.

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

As of October 31, 2019, and October 31, 2018, there were 50.0 million in Swiss francs for both periods (with a dollar equivalent of $50.7 million and $49.6 million, respectively), in loans outstanding under the Facility. Availability under the Facility was reduced by the aggregate number of letters of credit outstanding, issued in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at both October 31, 2019 and October 31, 2018. At October 31, 2019, the letters of credit have expiration dates through June 1, 2020. As of October 31, 2019, and October 31, 2018, availability under the Facility was $49.0 million and $50.1 million, respectively.

The Company had weighted average borrowings under the facility of $50.6 million and $3.3 million during the three months ended October 31, 2019 and 2018, respectively, with a weighted average interest rate of 1.00% for both three month periods ended October 31, 2019 and 2018. The Company had weighted average borrowings under the facility of $50.2 million and $3.6 million, with a weighted average interest rate of 1.00% and 2.43%, during the nine months ended October 31, 2019 and 2018, respectively.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified maturity with a Swiss bank. As of October 31, 2019, and 2018, these lines of credit totaled 6.5 million Swiss francs for both periods, with a dollar equivalent of $6.6 million and $6.4 million, respectively. As of October 31, 2019, and 2018, there were no borrowings against these lines. As of October 31, 2019, and 2018, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.2 million, and $1.1 million, respectively, in various foreign currencies, of which $0.6 million, in both periods, was a restricted deposit as it relates to lease agreements.

Cash paid for interest, including unused commitments fees, was $0.5 million and $0.4 million for the nine months ended October 31, 2019 and October 31, 2018, respectively.

The Company paid cash dividends of $0.60 per share or $13.8 million during the nine months ended October 31, 2019. The decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

On August 29, 2017, the Board approved a share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. Under this program the Company may purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise through August 29, 2020. During the nine months ended October 31, 2019, the Company repurchased a total of 131,402 shares of its common stock at a total cost of $4.2 million, or an average of $31.96 per share. At October 31, 2019, $36.4 million remains available for purchase under the company’s repurchase program.

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

As of October 31, 2019, the Company’s entire net forward contracts hedging portfolio consisted of 37.4 million Chinese Yuan equivalent, 28.0 million Swiss francs equivalent, 37.4 million US dollars equivalent, 27.6 million Euros equivalent and 10.9 million British Pounds equivalent with various expiry dates ranging through April 22, 2020, compared to a portfolio of 38.0 million Swiss francs equivalent, 16.7 million Euros equivalent, 4.6 million British Pounds equivalent, and 22.2 million Chinese Yuan equivalent, with various expiry dates ranging through April 24, 2019, as of October 31, 2018. If the Company were to settle its Swiss franc forward contracts at October 31, 2019, the net result would be an immaterial loss. As of October 31, 2019, the Company’s British Pound, Chinese Yuan, US Dollar and Euro forward contracts had no gain or loss. The Company had no cash flow hedges as of October 31, 2019 and October 31, 2018, respectively.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under its hedging program, the Company can purchase various commodity derivative instruments, primarily futures contracts. When held, these derivatives are documented as qualified cash flow hedges, and the resulting gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. The Company did not hold any future contracts in its gold hedge portfolio as of October 31, 2019 and 2018, thus, any changes in the gold purchase price will have an equal effect on the Company’s cost of sales.

Debt and Interest Rate Risk

Floating rate debt at October 31, 2019 and 2018 totaled $50.7 million (50 million in Swiss francs) and $49.6 million (50 million in Swiss francs), respectively. The debt outstanding at October 31, 2019 is based on LIBOR plus a spread ranging from 1.00% to 1.75% per annum or on a base rate plus a spread ranging from 0% to 0.75% per annum, with the spread in each case being based on the Company’s consolidated leverage ratio (as defined in the credit agreement). As of October 31, 2019, the Company’s spreads were 1.00% over LIBOR and 0% over the base rate. The Company does not hedge these interest rate risks. Based on the average floating rate debt outstanding during the nine months ended October 31, 2019, a one-percent increase or decrease in the average interest rate during the period would have resulted in a change to interest expense of $0.3 million for the nine months ended October 31, 2019.

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

There have been no other changes in the Company’s internal control over financial reporting during the nine months ended October 31, 2019 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As of October 31, 2019, there have been no material changes to any of the risk factors previously reported in the Company’s 2019 Annual Report on Form 10-K, except as described below.

Special Tariffs or other restrictions placed on imports from China, and any retaliatory trade measures taken by China, may have a material adverse impact on the Company’s financial condition and results of operations.

Starting in July 2018, the Trump Administration announced a series of lists covering thousands of categories of Chinese origin products subject to potential special tariffs of 10% to 25% of import value, in addition to the regular tariffs that have historically applied to such products. Certain of the Company’s packaging products became subject to a special 10% tariff in September 2018, which was increased to 25% effective May 10, 2019. In addition, all of the Company’s smartwatches became subject to a special 15% tariff on September 1, 2019, and in a third-party ruling U.S. Customs and Border Patrol (“CBP”) has taken the position that this special 15% tariff applies broadly to China-sourced cases and bands on watches assembled in China and other countries. Under this position, most of the cases and bands used in the production of the Company’s traditional watches imported into the U.S. became subject to the special 15% tariff effective September 1, 2019. A pending request to CBP for reconsideration and revocation of the ruling has been filed on behalf of the Company and certain other watch importers on the basis that the CBP ruling is inconsistent with CBP’s longstanding position that the country of origin of the movement confers the country of origin of a traditional watch.

If CBP declines the aforementioned reconsideration request, or if the special tariffs were to increase, the Company may be required to raise prices for watches sold in the United States, which is the Company’s single largest market, which could result in the loss of customers and harm its operating performance. Alternatively, the Company may seek to shift production outside of China, resulting in significant costs and disruption to the Company’s operations and materially and adversely affecting its sales, costs and results of operations. In addition, the Company’s business may be impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, causing the Company to raise prices or make changes to its operations, any of which could materially harm its financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 29, 2017, the Board approved a share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock from time to time through August 29, 2020, depending on market conditions, share price and other factors. The Company may purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise. During the three months ended October 31, 2019, the Company didn’t repurchase any shares of its common stock.

At the election of an employee, upon the vesting of a stock award or the exercise of a stock option, shares of common stock having an aggregate value on the vesting of the award or the exercise date of the option, as the case may be, equal to the employee’s withholding tax obligation may be surrendered to the Company by netting them from the vested shares issued. Similarly, shares having an aggregate value equal to the exercise price of an option may be tendered to the Company in payment of the option exercise price and netted from the shares of common stock issued upon the option exercise. An aggregate of 604 shares were repurchased during the three months ended October 31, 2019 as a result of the surrender of shares of common stock in connection with the vesting of certain restricted stock awards and stock options.

The following table summarizes information about the Company’s purchases for the three months ended October 31, 2019 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
August 1, 2019 – August 31, 2019	—	$—	—	$36,405,816
September 1, 2019 – September 30, 2019	—	—	—	36,405,816
October 1, 2019 – October 31, 2019	604	24.86	—	36,405,816
Total	604	$24.86	—	$36,405,816

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Movado Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2019 filed with the SEC, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

104	Cover Page Interactive Data File, formatted in Inline Extensible Business Reporting Language (iXBRL).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOVADO GROUP, INC.
(Registrant)
Dated: November 26, 2019	By:	/s/ Sallie A. DeMarsilis
Sallie A. DeMarsilis Senior Vice President, Chief Financial Officer and Principal Accounting Officer