Form 10-K
period 2020-01-31
MOVADO GROUP INC
filed 2020-03-26
CIK 72573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For fiscal year ended January 31, 2020

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

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 31, 2019, was approximately $425 million (based on the closing sale price of the registrant’s Common Stock on that date as reported on the New York Stock Exchange). For purposes of this computation, each share of Class A Common Stock is assumed to have the same market value as one share of Common Stock into which it is convertible and only shares of stock held by directors, executive officers and holders of greater than 10% of the registrant’s total voting power were excluded.

The number of shares outstanding of the registrant’s Common Stock and Class A Common Stock as of March 23, 2020, were 16,424,224 and 6,608,548, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to registrant’s 2020 annual meeting of shareholders (the “Proxy Statement”) are incorporated by reference in Part III hereof.

FORWARD-LOOKING STATEMENTS

Statements in this annual report on Form 10-K, including, without limitation, statements under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as statements in future filings by the Company with the Securities and Exchange Commission (“SEC”), in the Company’s press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, forecasts and projections about the Company, its future performance, the industry in which the Company operates and management’s assumptions. Words such as “expects”, “anticipates”, “targets”, “goals”, “projects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should” and variations of such words and similar expressions are also intended to identify such forward-looking statements. The Company cautions readers that forward-looking statements include, without limitation, those relating to the Company’s future business prospects, projected operating or financial results, revenues, working capital, liquidity, capital needs, plans for future operations, expectations regarding capital expenditures, operating efficiency initiatives and other items, cost savings initiatives, and operating expenses, effective tax rates, margins, interest costs, and income as well as assumptions relating to the foregoing. Forward-looking statements are subject to certain risks and uncertainties, some of which cannot be predicted or quantified. Actual results and future events could differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company’s reports filed with the SEC, including, without limitation, the following: general economic and business conditions which may impact disposable income of consumers in the United States and the other significant markets (including Europe) where the Company’s products are sold; uncertainty regarding such economic and business conditions; trends in consumer debt levels and bad debt write-offs; general uncertainty related to possible terrorist attacks, natural disasters, pandemics, including the effect of COVID-19 and other diseases on travel and traffic in our retail stores and wholesale business, the stability of the European Union (including the impact of the United Kingdom’s process to exit from the European Union), the stability of the United Kingdom after its exit from the European Union, and defaults on or downgrades of sovereign debt and the impact of any of those events on consumer spending; changes in consumer preferences and popularity of particular designs, new product development and introduction; decrease in mall traffic and increase in e-commerce; the ability of the Company to successfully implement its business strategies, competitive products and pricing; the impact of “smart” watches and other wearable tech products on the traditional watch market; seasonality; availability of alternative sources of supply in the case of the loss of any significant supplier or any supplier’s inability to fulfill the Company’s orders; the loss of or curtailed sales to significant customers; the Company’s dependence on key employees and officers; the ability to successfully integrate the operations of acquired businesses without disruption to other business activities; the possible impairment of acquired intangible assets including goodwill if the carrying value of any reporting unit were to exceed its fair value; volatility in reported earnings resulting from changes in the estimated fair value of contingent acquisition consideration; the continuation of the company’s major warehouse and distribution centers; the continuation of licensing arrangements with third parties; losses possible from pending or future litigation; the ability to secure and protect trademarks, patents and other intellectual property rights; the ability to lease new stores on suitable terms in desired markets and to complete construction on a timely basis; the ability of the Company to successfully manage its expenses on a continuing basis; information systems failure or breaches of network security; the continued availability to the Company of financing and credit on favorable terms; business disruptions; and general risks associated with doing business outside the United States including, without limitation, import duties, tariffs (including retaliatory tariffs), quotas, political and economic stability, changes to existing laws or regulations, and success of hedging strategies with respect to currency exchange rate fluctuations.

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

Movado Group designs, sources, markets and distributes quality watches. Its portfolio of watch brands is currently comprised of owned brands MOVADO®, CONCORD®, EBEL®, OLIVIA BURTON® and MVMT® as well as licensed brands COACH®, TOMMY HILFIGER®, HUGO BOSS®, LACOSTE®, SCUDERIA FERRARI®, REBECCA MINKOFF® and URI MINKOFF®. The Company is a leader in the design, development, marketing and distribution of watch brands sold in almost every major category comprising the watch industry. The Company also designs, sources, markets and distributes jewelry and other accessories under certain of its brands.

The Company was incorporated in New York in 1967 under the name North American Watch Corporation to acquire Piaget Watch Corporation and Corum Watch Corporation, which had been, respectively, the exclusive importers and distributors of Piaget and Corum watches in the United States since the 1950’s. Since then, strategic acquisitions of watch brands and their subsequent growth, along with license agreements, have played an important role in the expansion of the Company’s brand portfolio. Over time, the Company has developed its brand-building reputation and distinctive image across an expanding number of brands and geographic markets.

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

The Company is highly selective in its licensing strategy and chooses to enter into long-term agreements with only powerful brands which we deem to have strong positions in their respective businesses.

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

Exclusive Watches

Exclusive watches are usually made of precious metals, including 18 karat gold or platinum, and are often set with precious gems. These watches are primarily mechanical or quartz-analog watches. Mechanical watches keep time with intricate mechanical movements consisting of an arrangement of wheels, jewels and winding and regulating mechanisms. Quartz-analog watches have quartz movements in which time is precisely calibrated to the regular frequency of the vibration of quartz crystal. Exclusive watches are manufactured almost entirely in Switzerland. Well-known brand names of exclusive watches include Audemars Piguet, Rolex, Patek Philippe, Piaget and Vacheron Constantin. The Company does not compete in the exclusive watch category.

Luxury Watches

Luxury watches are either quartz-analog or mechanical watches. These watches typically are made with either 14 or 18 karat gold, stainless steel, ceramic or a combination of gold and stainless steel, and are occasionally set with precious gems. Luxury watches are primarily manufactured in Switzerland. In addition to a majority of the Company’s Ebel and Concord watches, well-known brand names of luxury watches include Baume & Mercier, Breitling, Cartier, Omega and TAG Heuer.

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

Moderate and Fashion Watches

Most moderate and fashion watches are quartz-analog watches, some of which may also include connected technology for transmitting data wirelessly between the watch and a smartphone or other device. These watches typically are made with gold finish, stainless steel, brass, plastic or a combination of gold finish and stainless steel. Moderate and fashion watches are manufactured primarily in Asia and Switzerland. In addition to the Company’s Coach, HUGO BOSS, Lacoste, Olivia Burton, MVMT, Rebecca Minkoff and Uri Minkoff, Scuderia Ferrari, and Tommy Hilfiger brands, well-known brand names of watches in the moderate and fashion category include Anne Klein, Bulova, Citizen, Fossil, Guess, Seiko, Michael Kors, Daniel Wellington and Swatch. Market leaders for smartwatches include Apple, Fitbit (now owned by Google) and Garmin.

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

In the fourth quarter of fiscal 2016, the Company launched the use of smart watch technology in its Movado brand watches.

Olivia Burton

Olivia Burton is a brand founded by two best friends who started out as fashion buyers who recognized a gap in the market for unique and pretty women’s watch styles. Olivia Burton launched in Harvey Nichols in the UK, and the brand was well received from the beginning, with some styles selling out very quickly. Inspired by vintage, fashion trends and nature, Olivia Burton releases new collections every three months. This has helped to establish the brand in the global market. As well as innovative timepieces, including vegan, eco-friendly and unisex collections, Olivia Burton has a growing collection of jewelry styles.

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

Licensed Brands

Below is a description of the Company’s licensed brands. In March 2016, the Company announced the expansion of its use of smart watch technology to its licensed brand portfolio.

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

Tommy Hilfiger Watches and Jewelry

Reflecting the fresh, fun all-American style for which Tommy Hilfiger is known, Tommy Hilfiger watches feature quartz, digital or analog-digital movements, with stainless steel, aluminum, silver-tone, two-tone or gold-tone cases and bracelets, and leather, fabric, plastic or silicone straps. The watch line includes fashion and sport models and the Company produces and markets jewelry under the brand as well.

HUGO BOSS Watches

HUGO BOSS is one of the market leaders in the global apparel market. HUGO BOSS focuses on developing and marketing premium fashion and accessories for men and women under the HUGO and the BOSS brands. Licensed products such as watches and other accessories complement the apparel collections. BOSS watches reflect the sophisticated character and craftsmanship for which all BOSS products are known. HUGO watches and jewelry accessorize the open-minded, fashion-forward consumer.

Lacoste Watches

The Lacoste watch collection embraces the Lacoste lifestyle proposition which encompasses French elegance and sporting performance, as well as innovation for style and freedom of movement. Mirroring key attributes of the Lacoste brand, the collection features stylish timepieces with a contemporary and urban flair inspired by sport and French elegance.

Scuderia Ferrari Watches

Asserting Scuderia Ferrari’s proud racing heritage and Italian pedigree, Movado Group’s Scuderia Ferrari watch collection for men, women and youth brings the excitement and distinctive style of the time-honored racing team to fans around the world.

Rebecca Minkoff and Uri Minkoff Watches

Designer Rebecca Minkoff credits her success to the many strong women who paved the way. Launched in 2005, her global lifestyle brand is inspired by outspoken women who embody 21st-century femininity. Stylistic details, quality materials, and confident cuts extend to handbags, clothes, shoes, jewelry, and accessories, all created to seamlessly transport from one occasion to another. The Company launched Rebecca Minkoff and Uri Minkoff watches in 2017 with styles that are nuanced and complex.

DESIGN AND PRODUCT DEVELOPMENT

The Company’s offerings undergo two phases before they are produced for sale to customers: design and product development. The design phase includes the creation of artistic and conceptual renderings while product development involves the construction of prototypes. Certain Movado watch collections, including Movado BOLD, and the Company’s licensed brand watches are designed by in-house design teams in Switzerland and the United States in cooperation with outside sources, including (in the case of the licensed brands) licensors’ design teams. Watch product development for the licensed brands, Olivia Burton, MVMT and certain Movado collections, including Movado BOLD, takes place in the Company’s Asia operations. For the Company’s Movado (with the exception of certain Movado collections, including Movado BOLD), Ebel and Concord brands, the watch design phase is performed by a combination of in-house and freelance designers in Europe and the United States while product development is carried out in the Company’s Swiss operations. For the Company’s Olivia Burton and MVMT watch brands, the design phase is performed by in-house design teams in London and Los Angeles, respectively. The Company’s jewelry and other accessories are designed by in-house design teams in cooperation with outside sources and are manufactured by independent contractors in Asia and, to a lesser extent, the United States.

MARKETING

The Company’s marketing strategy is to communicate a consistent, brand-specific message to the consumer. As the consumer footprint continues to evolve, the Company is increasingly focused on its digital marketing and online reach, including expanding and improving its social media channels and its messaging through individuals with significant social media followings (i.e., “influencers”). In 2018, the Company established a Digital Center of Excellence to help elevate its customers’ digital experience globally through innovative technologies and consumer-facing initiatives. Recognizing that advertising is an integral component to the successful marketing of its product offerings, the Company devotes significant resources to advertising and maintains its own in-house advertising department which focuses primarily on the implementation and management of global marketing and advertising strategies for each of the Company’s brands, ensuring consistency of presentation. The Company develops advertising campaigns individually for each of the Company’s brands, utilizing outside agencies as deemed appropriate. These campaigns are directed primarily to the end consumer rather than to trade customers. The Company’s advertising targets consumers with particular demographic characteristics appropriate to the image and price range of each brand. Company advertising is placed in magazines and other print media, on radio and television, online, including websites and social media platforms, in catalogs, on outdoor signs and through other promotional materials. Marketing expenses totaled 19.3%, 15.9%, and 12.9% of net sales in fiscal 2020, 2019 and 2018, respectively. The increase in fiscal 2020 is due primarily to the addition of MVMT and additional costs to support brand awareness.

OPERATING SEGMENTS

The Company conducts its business primarily in two operating segments: Watch and Accessory Brands and Company Stores. For operating segment data and geographic segment data for the years ended January 31, 2020, 2019 and 2018, see Note 18 to the Consolidated Financial Statements regarding Segment and Geographic Information.

The Company’s Watch and Accessory Brands segment includes the designing, manufacturing and distribution of watches of quality owned and licensed brands, in addition to revenue generated from after-sales service activities and shipping. The Company Stores segment includes the Company’s physical retail outlet locations in the United States and Canada.

The Company divides its business into two major geographic locations: United States operations, and International, which includes the results of all non-U.S. Company operations. The vast majority of the Company’s tangible International assets are owned by the Company’s Swiss and Hong Kong subsidiaries. For a discussion of the risks associated with the Company’s operations conducted outside the United States, see “A significant portion of the Company’s business is conducted outside of the United States. Many factors affecting business activities outside the United States could adversely impact this business” under Item 1A. Risk Factors, below.

Watch and Accessory Brands

Watch and Accessory Brands Business in the United States

The Company sells all of its brands in the U.S. Watch and Accessory Brands market primarily to department stores, such as Macy’s and Nordstrom; major jewelry store chains, such as Signet Jewelers, Ltd. and Helzberg Diamonds Corp.; independent jewelers; and online retailers, such as Amazon; as well as directly to consumers through the Company’s e-commerce platforms, such as www.movado.com and www.mvmtwatches.com. Sales to trade customers in the United States are made directly by the Company’s U.S. sales force and, to a lesser extent, independent sales representatives. Sales representatives are responsible for a defined geographic territory, generally specialize in a particular brand and sell to and service independent jewelers within their territory. The sales force also consists of account executives and account representatives who, respectively, sell to and service chain and department store accounts.

Watch and Accessory Brands Business in International Markets

Internationally, the Company’s brands are sold to department stores, jewelry chains, independent jewelers and online retailers, as well as directly to consumers through the Company’s e-commerce platforms, such as www.oliviaburton.com and www.mvmtwatches.com. The Company employs its own international sales force operating at the Company’s sales and distribution offices in Australia, Canada, China, Germany, France, Hong Kong, Singapore, Spain, Switzerland, the United Kingdom, Mexico, Malaysia and the United Arab Emirates. In addition, the Company sells all of its brands through a network of independent distributors operating in numerous countries around the world. A majority of the Company’s arrangements with its international distributors are long-term, generally require certain minimum purchases and minimum advertising expenditures and impose restrictions on the distributor’s sale of competitive products.

Company Stores

The Company’s subsidiary, Movado Retail Group, Inc., operates 45 retail outlet locations in outlet centers across the United States and two retail outlet locations in outlet centers in Canada, which serve as an effective vehicle to sell current and discontinued models and factory seconds of all of the Company’s watches.

SEASONALITY

The Company’s sales are traditionally greater during the Christmas and holiday season. Consequently, the Company’s net sales historically have been higher during the second half of its fiscal year. The amount of net sales and operating profit generated during the second half of each fiscal year depends upon the general level of retail sales during the Christmas and holiday season, as well as economic conditions and other factors beyond the Company’s control. Major selling seasons in certain international markets center on significant local holidays that occur in late winter or early spring. The second half of each fiscal year accounted for 56.6%, 60.1% (which includes the acquisition of MVMT on October 1, 2018) and 59.8% (which included the acquisition of the Olivia Burton brand on July 3, 2017) of the Company’s net sales for the fiscal years ended January 31, 2020, 2019, and 2018, respectively.

BACKLOG

At March 23, 2020, the Company had unfilled orders of $45.0 million compared to $47.2 million at March 22, 2019 and $42.9 million at March 22, 2018. Unfilled orders include both confirmed orders and orders that the Company believes will be confirmed based on the historical experience with the customers. It is customary for many of the Company’s customers not to confirm their future orders with formal purchase orders until shortly before their desired delivery dates.

CUSTOMER SERVICE, WARRANTY AND REPAIR

The Company assists in the retail sales process of its wholesale customers by monitoring their sales and inventories by product category and style. The Company also assists in the conception, development and implementation of customers’ marketing vehicles. The Company places considerable emphasis on cooperative advertising programs with its wholesale customers. The Company’s assistance in the retail sales process has resulted in close relationships with its principal customers, often allowing for influence on the mix and quantity. The Company believes that customers’ familiarity with its sales approach has facilitated, and should continue to facilitate, the introduction of new products through its distribution network.

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

Movado (with the exception of certain Movado collections, including Movado BOLD), Ebel and Concord watches are manufactured in Switzerland by independent third-party assemblers using Swiss movements and other parts sourced by the Company’s Swiss operations. Movado smart watches include connected technology licensed from third parties that also provide end users with the necessary applications and cloud services. All of the Company’s products are manufactured using components obtained from third party suppliers. Certain Movado collections of watches, including Movado BOLD, are manufactured by independent contractors in Asia using Swiss movements. Coach, HUGO BOSS, Lacoste, Olivia Burton, MVMT, Rebecca Minkoff and Uri Minkoff, Scuderia Ferrari and Tommy Hilfiger watches are manufactured by independent contractors in Asia and the licensed brands smart watches include connected technology licensed from a third party.

TRADEMARKS, PATENTS AND LICENSE AGREEMENTS

The Company owns the trademarks CONCORD®, EBEL®, MOVADO®, MVMT® and OLIVIA BURTON®, as well as trademarks for the Movado Museum dial design, and related trademarks for watches and jewelry in the United States and in numerous other countries.

The Company licenses the trademark COACH® and related trademarks on an exclusive worldwide basis for use in connection with the manufacture, distribution, advertising and sale of watches pursuant to an amended license agreement with Tapestry, Inc. which expires on June 30, 2025.

Under an amended and restated license agreement with Tommy Hilfiger Licensing LLC entered into on March 20, 2020 and effective as of January 1, 2020 (the “Tommy Hilfiger License Agreement”), the Company has the exclusive license to use the trademark TOMMY HILFIGER® and related trademarks in connection with the manufacture of watches and jewelry worldwide and in connection with the marketing, advertising, sale and distribution of watches and jewelry at wholesale (and at retail through its outlet locations) worldwide (excluding certain accounts in Japan). The term of the Tommy Hilfiger License Agreement expires December 31, 2024 and may be extended by the Company for an additional five years ending on December 31, 2029, subject to the satisfaction of minimum sales requirements and approval of a new business plan in the licensor’s reasonable discretion.

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

On March 28, 2014, the Company entered into an amended and restated license agreement with Lacoste S.A., Sporloisirs S.A. and Lacoste Alligator S.A. (the “Lacoste License Agreement”), extending the term and making certain other changes to the license agreement originally entered into by the parties in 2006, under which the Company received a worldwide exclusive license to use the Lacoste® name and the distinctive “crocodile” logo to design, produce, market and distribute watches. The term of the Lacoste License Agreement continues through December 31, 2022.

On November 23, 2017, the Company entered into an amended and restated license agreement with Ferrari S.p.A. to continue to use certain well known trademarks of Ferrari including SCUDERIA FERRARI, the S.F. and Prancing Horse device in shield and FERRARI OFFICIAL LICENSED PRODUCT, in connection with the manufacture, advertising, merchandising, promotion, sale and distribution of watches with a suggested retail price not exceeding €2,500 (the “Amended Ferrari License Agreement”). The term of the Amended Ferrari License Agreement is through December 31, 2022.

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

The Company actively seeks to protect and enforce its intellectual property rights by working with industry associations, anti-counterfeiting organizations, private investigators and law enforcement authorities, including customs authorities in the United States and internationally, and, when necessary, suing infringers of its trademarks, patents and other intellectual property rights. Consequently, the Company is involved from time to time in litigation or other proceedings to determine the enforceability, scope and validity of these rights. The Company has registered the trademarks CONCORD®, EBEL®, MOVADO®, MVMT®, OLIVIA BURTON® and certain other related trademarks with customs authorities in the United States and certain other countries in order to assist such authorities in their efforts to prevent the importation of counterfeit goods or goods bearing confusingly similar trademarks. Customs regulations generally do not, however, protect against the unauthorized importation of genuine products.

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

EMPLOYEES

As of January 31, 2020, the Company had approximately 1,145 full-time employees in its global operations. The Company has never experienced a work stoppage due to labor difficulties and believes that its employee relations are good.

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

Risks Related to Macroeconomic Conditions and our International Operations

The recent COVID-19 novel coronavirus, or other public health threats and epidemics, could materially and adversely affect our business.

In late 2019, there was an outbreak of a novel strain of coronavirus (COVID-19) that began in Wuhan, China that has since spread to other regions in China and the rest of the world. To contain the outbreak, the Chinese central government extended the Lunar New Year holiday and issued guidance pursuant to which local governments in China limited large gatherings and imposed travel restrictions. As a result, the operations of our Chinese suppliers have been significantly disrupted and they are late in filling a significant number of orders that were scheduled to be delivered to the Company in early fiscal 2021. Although the Chinese factories started returning to normal production hours in early March 2020, it is unclear how long it will take for the Company’s Chinese suppliers to eliminate the backlog in orders. In the U.S., President Donald Trump instituted a travel ban on 26 European countries, the U.K and Ireland, and declared a national emergency to contain the spread of the coronavirus. Similar measures have been taken across Europe. For example, in early March 2020, Italy and Spain imposed national quarantines which have resulted in nationwide lockdowns. The World Health Organization subsequently recognized COVID-19 as a pandemic on March 11, 2020. In response to the outbreak, in mid-March 2020, the Company and the majority of the Company’s wholesale customers temporarily closed all of their retail stores for an undefined period of time due to health concerns associated with COVID-19. Significant outbreaks of contagious diseases like COVID-19 in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect consumer demand for our products. Furthermore, various containment and mitigation measures that have been imposed by governmental and other authorities around the world (such as quarantines and other social distancing requirements) have already adversely affected sales of our products, given that those sales are heavily dependent on customer traffic in traditional retail stores, such as those of our wholesale partners, and our company stores. The continuation or tightening of such measures could have a material adverse effect on our results of operations and financial condition. In addition, as our potential customers face layoffs and other negative economic impact from the COVID-19 outbreak, their disposable income for discretionary purchases and their actual or perceived wealth may be negatively impacted, potentially having a material and adverse impact on our net sales. The impact of the outbreak of COVID-19 on the Company’s liquidity, revenues and results of operations cannot be predicted at this time due to the high level of uncertainty, unknown future developments and duration of containment measures.

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

Adverse economic conditions, including declines in employment levels, disposable income, consumer confidence and economic growth could result in decreased consumer spending that would adversely affect sales of consumer goods, particularly those, such as the Company’s products, that are viewed as discretionary items. In addition, events such as war, terrorism, natural disasters or outbreaks of disease (such as the outbreak of a novel strain of coronavirus (COVID-19) in Wuhan, China in December 2019, which has since spread to other regions of the world) has further suppressed consumer spending on discretionary items. If any of these events should occur (as it relates to COVID-19, see risk factor titled “The recent COVID-19 novel coronavirus, or other public health threats and epidemics, could materially and adversely affect our business”), the Company’s future sales could decline and the Company’s results of operations could be materially adversely affected. This could also result in the potential for impairment surrounding our indefinite and long-lived assets.

“Brexit” has created significant uncertainty for the Company’s U.K. business operations which could have a material adverse effect on the Company’s financial condition and results of operations.

On June 23, 2016, the results of the United Kingdom (“U.K”) European Union (“E.U.”) Membership Referendum (“Brexit”) were announced approving the withdrawal of the U.K. from the E.U. In March 2017, the U.K. government initiated the exit process under Article 50 of the Treaty of the E.U., commencing the U.K.'s official withdrawal process from the E.U. and initiating negotiations with the E.U. in June 2017. In January 2020, the U.K. parliament approved the terms of an agreement with the E.U. to determine the future terms of the parties’ relationship, including the terms of trade between the U.K. and the E.U. and other nations, following the U.K.’s exit from the E.U., which occurred on January 31, 2020. A transition period, lasting until December 31, 2020, has now begun, during which the U.K. will continue to (i) be subject to E.U. rules and (ii) remain a member of the single market. While the agreement provides for the possibility of one or more extensions of this transition period for up to two additional years, the U.K. has currently ruled out any such extension. The E.U. and the U.K. will also continue to negotiate trading agreements and security cooperation during the transition period. An update on these negotiations is expected in June 2020. While the full scope of implementation of Brexit is still unclear, the Company may face significant regulatory and other changes and may incur additional costs and expenses as it adapts to potentially divergent legal and regulatory frameworks. Brexit could also adversely affect business activity, restrict the movement of capital and the mobility of personnel and goods, and otherwise impair political stability and economic conditions in the U.K., the Eurozone, the E.U. and elsewhere. Because the Company’s U.K. subsidiary imports watches from other Company subsidiaries, Brexit could potentially disrupt the Company’s ability to service the U.K. market and increase tariffs that the Company pays to import product into the U.K. Furthermore, the announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the weakening of the British Pound against other currencies in which the Company conducts business and has also caused other members of the E.U. to consider exit as well, which could lead to further disruptions and uncertainty with respect to the Company’s business. Any further weakening of the British Pound may adversely affect the Company’s results of operations in a number of ways, including by increasing the Company’s U.K. subsidiary’s costs of goods sold and by reducing the U.S. dollar value of operating income earned by the Company’s U.K. subsidiary. Any such disruption and uncertainty could affect the Company’s relationships with customers, suppliers and employees, which could have an adverse effect on the Company’s results of operations and financial condition.

A significant portion of the Company’s business is conducted outside of the United States. Many factors affecting business activities outside the United States could adversely impact this business.

Substantially all of the Company’s watches are assembled in Asia (particularly China) and Europe. The Company also generates approximately 56.9% of its revenue from international sources.

Factors that could affect this business activity vary by region and market and generally include, without limitation:

•

instability or changes in social, political, public health and/or economic conditions that could disrupt the trade activity in the countries where the Company’s manufacturers, suppliers and customers are located;

•	the imposition of additional duties, taxes and other charges on imports and exports;
•	changes in foreign laws and regulations;
•	the adoption or expansion of trade sanctions;
•	recessions in foreign economies; and
•	a significant change in currency valuation in specific countries or markets.

The Company’s business is subject to foreign currency exchange rate risk.

A significant portion of the Company’s inventory purchases are denominated in Swiss Francs and, to a lesser extent, the Japanese Yen. The Company also sells to third-party customers in a variety of foreign currencies, most notably the Euro and the British Pound. The Company reduces its exposure to the Swiss Franc, Euro, British Pound, Chinese Yuan and Japanese Yen exchange rate risks through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. In the event these exposures do not offset, the Company has the ability under a hedging program to utilize forward exchange contracts and purchased foreign currency options to mitigate foreign currency risk. If the Company does not utilize hedge instruments or if such instruments are unsuccessful at minimizing the risk or are deemed ineffective, any fluctuation of the Swiss Franc, Euro, British Pound, Chinese Yuan, Hong Kong Dollar or Japanese Yen exchange rates could impact the future results of operations. Changes in currency exchange rates may also affect relative prices at which the Company and its foreign competitors sell products in the same market. Additionally, a portion of the Company’s net sales are recorded in its foreign subsidiaries in a currency other than the local currency of that subsidiary. This predominantly occurs in the Company’s Hong Kong and Swiss subsidiaries when they sell to Euro and British Pound based customers. The Company utilizes forward exchange contracts to mitigate this exposure. To the extent not hedged, any fluctuation in the Euro and British Pound exchange rates in relation to the Hong Kong dollar and Swiss Franc would have an effect on these sales that are recorded in Euros and British Pounds. The currency effect on these sales has an equal effect on their recorded gross profit since the costs of these sales are recorded in the entities’ respective local currency. As a result of these and other foreign currency sales, certain of the Company’s subsidiaries have outstanding foreign currency receivables. Furthermore, since the Company’s consolidated financial statements are presented in U.S. dollars, revenues, income and expenses, as well as assets and liabilities of foreign currency denominated subsidiaries must be translated into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Fluctuations in foreign currency exchange rates could adversely affect the Company’s reported revenues, earnings, financial position and the comparability of results of operations from period to period.

U.S. Special Tariffs or other restrictions placed on imports from China, and any retaliatory trade measures taken by China, may have a material adverse impact on the Company’s financial condition and results of operations.

Starting in July 2018, the Trump Administration announced a series of lists covering thousands of categories of Chinese origin products subject to potential U.S. special tariffs of 10% to 25% of import value, in addition to the regular tariffs that have historically applied to such products. Certain of the Company’s packaging products became subject to a U.S. special 10% tariff in September 2018, which was increased to 25% effective May 10, 2019. In addition, all of the Company’s smart watches became subject to a U.S. special 15% tariff on September 1, 2019, and in a third-party ruling, U.S. Customs and Border Patrol (“CBP”) has taken the position that this U.S. special 15% tariff applies broadly to China-sourced cases and bands on watches assembled in China and other countries. Under this position, most of the cases and bands used in the production of the Company’s traditional watches imported into the U.S. became subject to the U.S. special 15% tariff effective September 1, 2019. A pending request to CBP for reconsideration and revocation of the ruling has been filed on behalf of the Company and certain other watch importers on the basis that the CBP ruling is inconsistent with CBP’s longstanding position that the country of origin of the movement confers the country of origin of a traditional watch. On January 15, 2020, the United States and China signed a “Phase One” trade agreement pursuant to which this 15% U.S. special tariff was reduced to 7.5%, effective February 14, 2020.

If CBP declines the aforementioned reconsideration request, or if the U.S. special tariffs were to increase, the Company may be required to raise prices for watches sold in the United States, which is the Company’s single largest market, and could result in the loss of customers and harm its operating performance. Alternatively, the Company may seek to shift production outside of China, resulting in significant costs and disruption to the Company’s operations and materially and adversely affecting its sales, costs and results of operations. It is difficult to accurately estimate the impact on our business from tariffs. However, assuming no further offsets from price increases, sourcing changes or other changes to regulatory rulings, the estimated gross profit exposure from the U.S. special tariffs would be in the range of $2 to $3 million in fiscal 2021 if U.S. imports were to remain at fiscal 2020 levels, although this should not be deemed to imply any forecast regarding fiscal 2021. In addition, the Company’s business may be impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, causing the Company to raise prices or make changes to its operations, any of which could materially harm its financial condition and results of operations.

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

The Company has the right to produce, market and distribute watches under the brand names of Coach, Tommy Hilfiger, HUGO BOSS, Scuderia Ferrari, Lacoste and Rebecca Minkoff pursuant to license agreements with the respective owners of those trademarks. There are certain minimum royalty payments as well as other requirements associated with the Company’s license agreements. Failure to meet any of these requirements could result in the loss of the license. Additionally, after the term of any license agreement has concluded, the licensor may decide not to renew with the Company. For the fiscal year ended January 31, 2020, the above-mentioned licensed brands represented 49.2% of the Company’s net sales. While the Company is not substantially dependent on any one licensed brand, the loss of a single licensed brand could have a material adverse effect on the Company’s results of operations and financial condition. In addition, the Company’s revenues and profitability under its various license agreements may change from period to period due to various factors, including the maturity of the Company's relationship with the respective licensor, changes in consumer preferences, brand repositioning activities and other factors, some of which are outside of the Company's control.

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

The Company’s sales are seasonal by nature. The Company’s U.S. sales are traditionally greater during the Christmas and holiday season. Internationally, major selling seasons center on significant local holidays that occur in late winter or early spring. The amount of net sales and operating income generated during these seasons depends upon the general level of retail sales at such times, as well as economic conditions and other factors beyond the Company’s control. The second half of each year accounted for 56.6%, 60.1% (which included the acquisition of MVMT on October 1, 2018) and 59.8% (which included the acquisition of the Olivia Burton brand on July 3, 2017) of the Company’s net sales for the fiscal years ended January 31, 2020, 2019, and 2018, respectively. If events or circumstances were to occur that negatively impact consumer spending during such holiday seasons, it could have a material adverse effect on the Company’s sales, profitability and results of operations.

Sales in the Company’s retail outlet locations are dependent upon customer foot traffic.

The success of the Company’s retail outlet locations is, to a certain extent, dependent upon the amount of customer foot traffic generated by the outlet centers in which those stores are located.

Factors that can affect customer foot traffic include:

•	changes in consumer discretionary spending;
•	the location of the outlet center;
•	the location of the Company’s store within the outlet center;
•	the other tenants in the outlet center;
•	the occupancy rate of the outlet center;
•	the success of the outlet center and tenant advertising to attract customers;

•	changes in competition in areas surrounding the outlet center;
•	increased competition from shopping over the internet and other alternatives such as mail-order; and
•	desirability of the Company’s brands and products.

Additionally, since most of the Company’s retail outlets are located near vacation destinations, factors that affect travel could decrease outlet center traffic. Such factors include the price and supply of fuel, travel concerns and restrictions (including those due to disease outbreaks), international instability, terrorism and inclement weather. For example, the outbreak of a novel strain of coronavirus (COVID-19) in Wuhan, China in December 2019, has since spread to other regions of the world and led to travel restrictions and a reduction in voluntary travel. As a result, in mid-March 2020, the Company temporarily closed all of its retail outlets, which remain closed at the time of filing, due to health concerns associated with COVID-19. Such closure is adversely affecting our results of operations by eliminating revenues associated with the retail stores. The continued closure of the Company’s retail stores or even a reduction in foot traffic in relevant shopping centers after the stores reopen could have a material adverse effect on retail sales and the profitability of the Company Stores segment.

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

Although sales through the Company’s e-commerce channels have constituted a relatively small portion of its net sales historically, such sales are growing quickly, and the Company expects to continue to grow its e-commerce business in the future. The acquisitions of the Olivia Burton and MVMT brands have further increased the importance of the Company’s e-commerce sales and marketing channels. Though direct-to-consumer sales generally have higher profit margins and provide the Company with useful insight into the impact of its marketing campaigns, further development of the Company’s e-commerce business also subjects the Company to a number of risks. The Company’s online sales may negatively impact the Company’s relationships with wholesale customers and distributors and their willingness to invest in the Company’s brands if they perceive that the Company is competing with them. There also is a risk that the Company’s e-commerce business may divert sales from the Company’s own brick and mortar stores. The Company’s failure to successfully respond to these risks might adversely affect sales in the Company’s e-commerce business as well as damage its reputation and brands.

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

Customers shop with the Company through its online platforms. Increasingly, customers are using mobile devices to shop online and to do comparison shopping. The Company is increasingly using social media and proprietary mobile applications to interact with the Company’s customers and as a means to enhance their shopping experience. Any failure on the Company’s part to provide attractive, effective, reliable, user-friendly digital commerce platforms that offer a wide assortment of merchandise with rapid delivery options and that continually meet the changing expectations of online shoppers could place the Company at a competitive disadvantage, result in the loss of e-commerce and other sales, harm the Company’s reputation with customers, and have a material adverse impact on the growth of the Company’s e-commerce business globally and its results of operations.

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

The Company employs a flexible manufacturing model that relies on independent manufacturers to meet shifts in marketplace demand. Most of these manufacturers rely on third-party suppliers for the various component parts needed to assemble finished watches sold to the Company. All such independent manufacturers and suppliers must achieve and maintain the Company’s high-quality standards and specifications. Their inability to do so could cause the Company to miss committed delivery dates with customers, which could result in cancellation of the customers’ orders. In addition, delays in delivery of satisfactory products could have a material adverse effect on the Company’s profitability, particularly during the fourth quarter. A majority of the Swiss watch movements used in the manufacture of Movado, Ebel and Concord watches are purchased from two suppliers, one of which is a wholly-owned subsidiary of one of the Company’s competitors. Additionally, the Company generally does not have long-term supply commitments with its manufacturers and thus competes for production facilities with other organizations, some of which are larger and have greater resources. Any loss of an independent manufacturer or disruption in the supply chain with respect to critical component parts may result in the Company’s inability to deliver quality goods in a timely manner and could have an adverse effect on customer relations, brand image, net sales and results of operations.

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

The Company operates one distribution facility in New Jersey that is responsible for importing and warehousing products as well as fulfilling and shipping most orders by the Company’s customers in the United States, Canada and the Caribbean and by many of the Company’s customers in Latin America. The Company operates a smaller, similar facility in Bienne, Switzerland for the distribution of its Swiss watch brands throughout Europe and the Middle East. In addition, the Company has contracted with third-party warehouse and fulfillment providers as follows: in the Netherlands for the distribution of its licensed brands in Europe; in Hong Kong for the distribution of its licensed brands in Asia; in the U.K. for the distribution of a significant portion of Olivia Burton brand sales; in Mexico for the distribution of the Company’s products to customers in that country; and in the State of Kentucky for the distribution of MVMT brand products directly to consumers primarily in the United States. The complete or partial loss or temporary shutdown of any of the Company’s or third-parties’ warehouse and distribution facilities (including as a result of fire or other casualty or labor or other disturbances) could have a material adverse effect on the Company’s business. In addition, the Company’s New Jersey warehouse and distribution facility is operated in a special purpose sub-zone established by the U.S. Department of Commerce Foreign Trade Zone Board and is highly regulated by U.S. Customs and Border Protection, which, under certain circumstances, has the right to shut down the entire sub-zone and, therefore, the entire warehouse and distribution facility. If that were to occur, the Company’s ability to fill orders for its U.S., Canadian, Latin American and Caribbean customers would be significantly impacted, which could have a material adverse effect on the Company’s results of operations and financial condition.

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

Impairment charges could have an adverse impact on our results of operations.

We are required, at least annually, or as facts and circumstances warrant, to test goodwill to determine if an impairment has occurred. We are also required to test property plant and equipment and other long-lived assets for impairment as facts and circumstances warrant. Impairment may result from any number of factors, including adverse changes in assumptions used for valuation purposes, such as actual or projected net sales, growth rates, profitability or discount rates, or other variables. If testing indicates that impairment has occurred, we are required to record a non-cash impairment charge. Should the value of our finite-lived intangible assets, property, plant and equipment and other long-lived assets become impaired, it could have a material adverse effect on our results of operations.

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

The Company conducts business, either directly or indirectly, in numerous countries and accordingly is subject to a multitude of legal requirements impacting the industries in which it operates. Changes to existing laws and regulations or new laws and regulations could impose new requirements and additional costs on the Company and its suppliers, making the Company’s products more costly to produce, forcing the Company to change its existing business practices. For example, the Swiss Federal Government adopted a new “Swissness” ordinance which became effective January 31, 2017, subject to a two-year transition period. This ordinance forbids marking a watch with a Swiss indication of origin unless the design and prototyping occur in Switzerland and at least 60% of the manufacturing costs are incurred in Switzerland. Compliance with the ordinance has increased the production costs of Movado, Ebel and Concord watches. Continued increases in such costs could place the Company at a competitive disadvantage as compared to other watch brands and sales of its products could decline, adversely affecting its financial condition and results of operations.

Changes to tax laws or regulations could have a material adverse effect on the Company’s financial condition and results of operations.

The overall tax environment has made it increasingly challenging for multinational corporations to operate with certainty around taxation in many jurisdictions. For example, the Organization for Economic Cooperation and Development, which represents a coalition of western countries, is supporting changes to numerous long-standing tax principles through its base erosion and profit shifting project, which is focused on a number of issues, including the shifting of profits among affiliated entities located in different tax jurisdictions. Furthermore, a number of countries where the Company does business, including many European countries, are considering changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to multinational corporations. Finally, the Tax Cuts and Jobs Act (“2017 Tax Act”) became law in the United States on December 22, 2017. This law contains significant changes to corporate taxation, including, among other things, a reduction of the corporate tax rate to 21% from 35%, a one-time taxation of accumulated foreign earnings regardless of whether they are repatriated, limitations on the deduction for interest expense, immediate tax deductions for five years for new investments instead of deductions for depreciation expense over time, disallowance of deductions for certain performance-based executive compensation, elimination of the deduction for certain domestic production activities, and a migration from a “worldwide” system of taxation to a modified territorial system. The Internal Revenue Service continues to issue proposed and final regulations for the provisions of the 2017 Tax Act. In addition, foreign countries may decide to enact tax laws that may negatively affect the Company’s foreign tax liabilities in response to any real or perceived negative effects of the U.S. tax changes on their countries, and/or states or local governments may decide to enact additional tax laws that may increase tax liabilities for companies doing business in those jurisdictions as they see opportunities to capitalize on the reduction in the federal corporate tax rate. This increasingly complex global tax environment could have a material adverse effect on the Company’s effective tax rate, results of operations, cash flows and financial condition.

The Company is subject to complex and evolving laws and regulations regarding privacy and data protection that could result in legal claims, changes to business practices and increased costs that could materially and adversely affect the Company’s results of operations.

The Company is subject to a variety of U.S and foreign laws and regulations governing privacy and data protection. The introduction of new products, such as smart watches, and the expansion of our business in certain jurisdictions, may subject us to additional such laws and regulations. These U.S. federal and state and foreign laws and regulations are evolving and the restrictions imposed thereby may increase and are not always clear. There are currently a number of proposals pending before federal, state, and foreign legislative and regulatory bodies that may increase restrictions relating to the receipt, transfer and processing of personal data. In addition, foreign court decisions and regulatory actions could impact our ability to receive, transfer and process personal data relating to our employees and direct and indirect customers. For example, in October 2015 the European Union’s highest court, the European Court of Justice, struck down an agreement with the U.S. government regarding a 15-year-old “safe harbor” relied upon by thousands of companies, including the Company, to transfer personal information of European residents to the United States. The Company now complies with the European Commission’s directives regarding transatlantic data flows through intercompany agreements between its European and U.S. entities that regulate such flows with standard contractual clauses approved by the European Commission, but the efficacy of such standard contractual clauses is subject to pending litigation. In addition, existing and proposed privacy and data protection laws and regulations result and may continue to result in significant compliance and operating costs and negative publicity for the Company and may subject it to remedies that may harm its business, including fines and orders to modify or cease existing business practices. In particular, the General Data Protection Regulation (“GDPR”) that went into effect in May 2018 and the California Consumer Privacy Act of 2018 (“CCPA”) that went into effect in January 2020 set forth new requirements regarding the handling of personal data and increases the compliance burden on the Company and other commercial entities that gather or process personal information of citizens of E.U. countries and California, respectively. The Company’s efforts to comply with GDPR, CCPA and other privacy and data protection laws may entail substantial expenses, may divert resources from other initiatives and projects and could limit the services the Company is able to offer. Furthermore, enforcement actions and investigations by regulatory authorities relate to data security incidents and privacy violations continue to increase. The enactment of more restrictive laws, rules, regulations, or future enforcement actions or investigations could impact the Company through increased costs or restrictions on the Company’s business and its ability to interact with its customers, and noncompliance could result in regulatory penalties and significant legal liability. Any of the foregoing could materially adversely affect the Company’s results of operations and financial condition.

If the Company were to experience a significant privacy breach, it could be subject to costly government enforcement actions and private litigation and suffer significant negative publicity which could materially and adversely affect the Company’s results of operations.

As part of the normal course of business the Company is involved in the receipt and storage of electronic information about customers and employees, as well as proprietary financial and non-financial data. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the internet and mobile platforms have recently been subject to increased public scrutiny. Although the Company believes it has taken reasonable and appropriate actions to protect the security of this information, if the Company were to experience a security breach, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events, it could result in government enforcement actions and private litigation, attract a substantial amount of media attention, and damage the Company’s reputation and its relationships with its customers and employees, materially adversely affecting the Company’s sales and results of operations. This risk has increased with the sale of the Company’s smart watches, which collect and transmit personal data about the consumers who purchase and use them, and with the Company’s increased focus on direct-to-consumer sales.

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

Changes to the method of determining LIBOR or the selection of a replacement for LIBOR may affect our financial instruments.

In July 2017, the U.K. Financial Authority announced that it intends to stop collecting LIBOR rates from banks after 2021. The announcement indicates that LIBOR will not continue to exist on the current basis. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions convened by the Federal Reserve, has recommended the Secured Overnight Financing Rate (“SOFR”) as a more robust reference rate alternative to U.S. Dollar LIBOR. SOFR is calculated based on overnight transactions under repurchase agreements, backed by Treasury securities. SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. We are unable to predict the effect of any changes to LIBOR, the establishment and success of any alternative reference rates, or any other reforms to LIBOR or any replacement of LIBOR that may be enacted in the United Kingdom or elsewhere. Such changes, reforms or replacements relating to LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives or other financial instruments or extensions or credit held by or due to us.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company leases various facilities in North America, Europe, the Middle East and Asia for its corporate, watch assembly, distribution and sales operations. As of January 31, 2020, the Company’s leased facilities individually comprising more than 20,000 square feet were as follows:

Location	Function	Square Footage	Lease Expiration
Moonachie, New Jersey	Watch distribution and repair	100,000	February 2025
Paramus, New Jersey	Executive offices	90,100	June 2030
Hong Kong	Watch distribution	44,800	April 2024
Bienne, Switzerland	Corporate functions and watch sales	31,700	June 2022
Bienne, Switzerland	Watch distribution, assembly and repair	20,700	October 2021

The foregoing facilities, as well as 21 additional leased facilities worldwide averaging approximately 5,000 square feet, are used exclusively in connection with the Watch and Accessory Brands segment of the Company’s business except that a portion of the Company’s executive office space in Paramus, New Jersey is used in connection with management of its retail business.

Since acquiring Ebel in 2004, the Company owns an architecturally significant building in La Chaux-de-Fonds, Switzerland.

The Company also leases retail space averaging 1,700 square feet per store with leases expiring from January 2020 (under negotiation) to September 2029 for the operation of the Company’s 47 retail outlet locations.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 23, 2020, there were 47 holders of record of the Company’s class A common stock and 323 holders of record of the Company’s common stock (including nominee holders such as banks and brokerage firms who hold shares for beneficial owners), although we believe that the number of beneficial owners is much higher. The Company’s common stock is traded on the New York Stock Exchange under the symbol “MOV” and on March 23, 2020, the closing price of the Company’s common stock was $8.74. In connection with the October 7, 1993 public offering, each share of the Company’s then currently existing class A common stock was converted into 10.46 shares of new class A common stock, par value of $0.01 per share (the “class A common stock”). Each share of common stock is entitled to one vote per share and each share of class A common stock is entitled to 10 votes per share on all matters submitted to a vote of the shareholders. Each holder of class A common stock is entitled to convert, at any time, any and all such shares into the same number of shares of common stock. Each share of class A common stock is converted automatically into common stock in the event that the beneficial or record ownership of such shares of class A common stock is transferred to any person, except to certain family members or affiliated persons deemed “permitted transferees” pursuant to the Company’s Restated Certificate of Incorporation as amended. The class A common stock is not publicly traded and, consequently, there is currently no established public trading market for these shares.

During each quarter of fiscal 2020, the Company declared cash dividends on its common stock and class A common stock. In light of the uncertainty caused by the COVID-19 pandemic, the Company’s Board of Directors has discontinued the regular quarterly dividend until further notice. The decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion. The Company remains committed to paying a dividend over the long-term and it would seek to resume a dividend when appropriate following stabilization in the environment.

On August 29, 2017, the Board approved a share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock from time to time through August 29, 2020, depending on market conditions, share price and other factors. The Company may purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise. During the fiscal year ended January 31, 2020, the Company repurchased a total of 131,402 shares of its common stock at a total cost of $4.2 million, or an average of $31.96 per share.

At the election of an employee, upon the vesting of a stock award or the exercise of a stock option, shares of common stock having an aggregate value on the vesting of the award or the exercise date of the option, as the case may be, equal to the employee’s withholding tax obligation may be surrendered to the Company by netting them from the vested shares issued. Similarly, shares having an aggregate value equal to the exercise price of an option may be tendered to the Company in payment of the option exercise price and netted from the shares of common stock issued upon the option exercise. An aggregate of 43,414 shares were repurchased during the fiscal year ended January 31, 2020 as a result of the surrender of shares of common stock in connection with the vesting of certain restricted stock awards and stock options.

The following table summarizes information about the Company’s purchases of shares of its common stock in the fourth quarter of fiscal 2020.

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
November 1, 2019 – November 30, 2019	683	$24.18	—	$36,405,816
December 1, 2019 – December 31, 2019	—	—	—	36,405,816
January 1, 2020 – January 31, 2020	—	—	—	36,405,816
Total	683	$24.18	—	$36,405,816

PERFORMANCE GRAPH

The performance graph set forth below compares the cumulative total shareholder return of the Company’s shares of common stock for the last five fiscal years through the fiscal year ended January 31, 2020 with that of the Broad Market (NYSE Stock Market – U.S. Companies), the S&P SmallCap 600 Index and the Russell 2000 Index. Each index assumes an initial investment of $100 on January 31, 2015 and the reinvestment of dividends (where applicable).

Comparison of cumulative five year total return $200 $150 $100 $50 $0 01/31/15 01/31/16 01/31/17 01/31/18 01/31/19 01/31/20 movado group, inc. s&p smallcap 600 index nyse composite index russell 2000 index

Company Name / Index	1/31/15	1/31/16	1/31/17	1/31/18	1/31/19	1/31/20
Movado Group, Inc.	100.00	108.60	117.21	134.83	143.55	79.95
S&P SmallCap 600 Index	100.00	95.31	128.04	149.25	147.39	157.07
NYSE (U.S. Companies)	100.00	93.70	112.09	136.83	129.14	146.66
Russell 2000 Index	100.00	90.08	120.28	140.95	135.98	148.51

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

	Fiscal Year Ended January 31,
	2020	2019	2018	2017	2016
Statement of income data:
Net sales	$700,966	$679,567	$567,953	$552,752	$594,923
Cost of sales (1) (3) (5) (6) (9)	326,077	310,209	269,875	257,935	277,993
Gross profit	374,889	369,358	298,078	294,817	316,930
Selling, general and administrative (1) (3) (5) (6) (7) (9)	331,898	307,161	254,878	240,836	246,823
Operating income (1) (3) (5) (6) (7) (9)	42,991	62,197	43,200	53,981	70,107
Other income (expense) (2) (8)	15,356	—	—	(1,282)	—
Interest expense	(930)	(771)	(1,510)	(1,464)	(1,109)
Interest income	86	307	452	219	127
Income before income taxes	57,503	61,733	42,142	51,454	69,125
Provision for income taxes (4)	15,124	162	57,367	16,315	23,360
Net income / (loss)	42,379	61,571	(15,225)	35,139	45,765
Less: Net income / (loss) attributable to noncontrolling interests	(320)	(53)	-	78	671
Net income / (loss) attributable to Movado Group, Inc.	$42,699	$61,624	$(15,225)	$35,061	$45,094
Basic income per share:
Weighted basic average shares outstanding	23,123	23,197	23,073	23,070	23,525
Net income / (loss) per share attributable to Movado Group, Inc.	$1.85	$2.66	$(0.66)	$1.52	$1.92
Diluted income per share:
Weighted diluted average shares outstanding	23,297	23,600	23,073	23,267	23,774
Net income / (loss) per share attributable to Movado Group, Inc.	$1.83	$2.61	$(0.66)	$1.51	$1.90
Cash dividends paid per share	$0.80	$0.80	$0.52	$0.52	$0.44
Balance sheet data (end of period):
Working capital (10)	$355,254	$355,463	$381,304	$433,378	$410,853
Total assets (11)	$847,308	$759,701	$645,380	$607,802	$585,170
Total long-term debt	$51,910	$50,280	$-	$25,000	$35,000
Total equity	$527,244	$496,655	$470,335	$473,993	$441,147

(1)

Fiscal 2020 cost of sales include a pre-tax charge of $0.2 million and selling, general and administrative expenses include a pre-tax charge of $4.4 million related to amortization of acquired intangible asset and accounting adjustments resulting from the   MVMT acquisition, $2.8 million related to the amortization of intangible assets resulting from the Olivia Burton acquisition and $0.3 million of income related to a change in estimate related to the Company’s fiscal 2018 cost savings initiatives.

(2)

Fiscal 2020 other income consists of a change in contingent consideration related to updated revenue and EBITDA (as defined in the acquisition agreement) performance expectations during the earn-out period for MVMT.

(3)

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

(4)

Fiscal 2019 provision for taxes include a benefit of $7.4 million related to the 2017 Tax Act in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), and a benefit of $5.0 million related to other foreign tax items. Fiscal 2018 provision for income taxes include a provisional charge of $45.0 million related to the 2017 Tax Act.

(5)

Fiscal 2018 cost of sales include a pre-tax charge of $0.8 million and selling, general and administrative expenses include a pre-tax charge of $6.0 million, related to transaction charges and the amortization of acquisition accounting adjustments associated with the purchase of the Olivia Burton brand.

(6)

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

(7)

Fiscal 2017 selling, general and administrative expenses include a pre-tax charge of $1.8 million, as a result of the immediate vesting of stock awards and certain other compensation related to the announcement of the retirement of the Company’s former Vice Chairman and Chief Operating Officer, in fiscal 2017.

(8)	Fiscal 2017 other expense consists of a pre-tax charge of $1.3 million for the impairment of a long-term investment in a privately held company.
(9)

Fiscal 2016 cost of sales include a pre-tax charge of $0.6 million and selling general and administrative expenses include a pre-tax charge of $3.4 million, as a result of actions taken by the Company in fiscal 2016 to achieve greater operating efficiencies and streamline its operations.

(10)

The Company defines working capital as current assets less current liabilities. As a result of early adoption of ASU 2015-17, “Income Taxes: Balance Sheet Classification of Deferred Taxes” during fiscal 2016, current deferred tax liabilities and assets were reclassified to non-current in all periods presented.

(11)	In Fiscal 2020, total assets include $89.5 million of operating lease right-of-use assets recorded as a result of the Company’s adoption of ASU 2016-02 on February 1, 2019.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Net Sales

The Company operates and manages its business in two principal business segments: Watch and Accessory Brands and Company Stores. The Company also operates in two geographic locations: United States and International.

The Company divides its watch and accessory business into two principal categories: the owned brands category and the licensed brands category. The owned brands category consists of the Movado®, Concord®, Ebel®, Olivia Burton® and MVMT® brands. Products in the licensed brands category include the following brands manufactured and distributed under license agreements with the respective brand owners: Coach®, Tommy Hilfiger®, HUGO BOSS®, Lacoste®, SCUDERIA FERRARI®, Rebecca Minkoff® and Uri Minkoff®.

The primary factors that influence annual sales are general economic conditions in the Company’s U.S. and international markets, new product introductions, the level and effectiveness of advertising and marketing expenditures and product pricing decisions.

56.9% of the Company’s total sales are from international markets (see Note 18 to the Consolidated Financial Statements), and therefore reported sales made in those markets are affected by foreign exchange rates. The Company’s international sales are primarily billed in local currencies (predominantly Euros, British Pounds and Swiss Francs) and translated to U.S. dollars at average exchange rates for financial reporting purposes.

The Company divides its business into two major geographic locations: United States operations, and International, which includes the results of all other Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia account for 33.4%, 9.0%, 7.9% and 6.6%, respectively, of the Company’s total net sales for fiscal 2020. A vast majority of the Company’s tangible International assets are owned by the Company’s Swiss and Hong Kong subsidiaries.

The Company’s business is seasonal. There are two major selling seasons in the Company’s markets: the spring season, which includes school graduations and several holidays; and, most importantly, the Christmas and holiday season. Major selling seasons in certain international markets center on significant local holidays that occur in late winter or early spring. The Company’s net sales historically have been higher during the second half of the fiscal year. The second half of each fiscal year accounted for 56.6% and 60.1% (which includes the acquisition of MVMT on October 1, 2018) of the Company’s net sales for the fiscal years ended January 31, 2020 and 2019, respectively.

The Company’s retail operations consist of 45 retail outlet locations in the United States and two locations in Canada.

The significant factors that influence annual sales volumes in the Company’s retail operations are similar to those that influence U.S. wholesale sales. In addition, most of the Company’s retail outlet locations are near vacation destinations and, therefore, the seasonality of these stores is driven by the peak tourist seasons associated with these locations.

In December 2019, there was an outbreak of a novel strain of coronavirus (COVID-19) in Wuhan, China that has since spread to other regions in China and the rest of the world. In addition to the delivery delays from our Chinese suppliers that resulted from factory closures in China during the early initial phase of this crisis, the virus has now reached pandemic proportions, resulting in travel restrictions, closed borders, and the closing of all of the Company’s outlet stores and many retail stores of the Company’s direct and indirect customers. These developments could materially adversely affect sales although the precise impact cannot be estimated at this time. See “The recent COVID-19 Novel coronavirus, or other public health threats and epidemics, could materially and adversely affect our business” under Item 1A. Risk Factors, above.

Gross Margins

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

Cost of sales of the Company’s products consists primarily of costs for raw materials, component costs, royalties, depreciation, amortization, assembly costs, shipping to e-commerce customers, design costs and unit overhead costs associated with the Company’s supply chain operations predominately in Switzerland and Asia. The Company’s supply chain operations consist of logistics management of assembly operations and product sourcing predominately in Switzerland and Asia and minor assembly in Switzerland. Through productivity improvement efforts, the Company has controlled the level of overhead costs and maintained flexibility in its cost structure by outsourcing a significant portion of its component and assembly requirements.

Since a significant amount of the Company’s product costs are incurred in Swiss Francs, fluctuations in the U.S. dollar/Swiss Franc exchange rate can impact the Company’s cost of goods sold and, therefore, its gross margins. The Company reduces its exposure to the Swiss Franc exchange rate risk through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. In the event these exposures do not offset, the Company has the ability to hedge its Swiss Franc purchases using a combination of forward contracts and purchased currency options. The Company’s hedging program mitigated the impact of the exchange rate fluctuations on product costs and gross margins for fiscal years 2020 and 2019.

Selling, General and Administrative (“SG&A”) Expenses

The Company’s SG&A expenses consist primarily of marketing, selling, distribution, general and administrative expenses.

Marketing expenditures are based principally on overall strategic considerations relative to maintaining or increasing market share in markets that management considers to be crucial to the Company’s continued success as well as on general economic conditions in the various markets around the world in which the Company sells its products. Marketing expenses include salaries, various forms of media advertising, digital advertising (including social media), customer acquisition costs and co-operative advertising with customers and distributors and other point of sale marketing and promotion spending.

Selling expenses consist primarily of salaries, sales commissions, sales force travel and related expenses, credit card fees, depreciation and amortization, expenses associated with the Company’s annual worldwide customer conference and other industry trade shows and operating costs incurred in connection with the Company’s retail business. Sales commissions vary with overall sales levels. Retail selling expenses consist primarily of payroll related and store occupancy costs.

Distribution expenses consist primarily of costs of running distribution centers and customer service and include salaries, rental and other occupancy costs, security, depreciation and amortization of furniture and leasehold improvements and shipping supplies.

General and administrative expenses consist primarily of salaries and other employee compensation including performance-based compensation, employee benefit plan costs, office rent, management information systems costs, professional fees, bad debts, depreciation and amortization of furniture, computer software, leasehold improvements, amortization of finite lived intangible assets, patent and trademark expenses and various other general corporate expenses.

Other Non-Operating Income

Based on updated revenue and EBITDA (as defined in the acquisition agreement) performance expectations during the earn-out period for MVMT, the Company recorded a non-cash gain on remeasurement of the contingent consideration of $15.4 million for the fiscal year ended January 31, 2020. As the remeasurement is not a direct benefit realized from operating the MVMT business, the Company has recorded the change in contingent consideration within non-operating income.

Interest Expense

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

The 2017 Tax Act that was signed into law on December 22, 2017 significantly changed existing U.S. corporate income tax laws by, among other things, lowering the corporate tax rate from 35% to 21%, limiting the deductibility of interest expense and executive compensation, implementing a modified territorial tax system, and imposing a one-time mandatory deemed repatriation transition tax (“Transition Tax”) on undistributed foreign earnings which have not been previously taxed. The SEC also issued SAB 118 which allowed the Company to record provisional amounts related to the 2017 Tax Act and provided a measurement period of up to one year from the enactment date for companies to complete their accounting under ASC Topic 740. Under SAB 118, the Company elected to account for the tax on Global Intangible Low-Tax Income (“GILTI”) as a period cost and therefore has not recorded deferred taxes related to GILTI.

At January 31, 2020, the Company had no deferred tax liability for the undistributed foreign earnings of approximately $182.6 million because the Company intends to permanently reinvest such earnings in its foreign operations. It is not practicable to estimate the tax liability related to a future distribution of these permanently reinvested foreign earnings.

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

Revenue Recognition

In the wholesale channel, revenue is recognized and recorded when a contract is in place, obligations under the terms of a contract with the customer are satisfied and control is transferred to the customer. Such revenue is measured as the ultimate amount of consideration the Company expects to receive in exchange for transferring goods including variable consideration.  Direct to consumer and after-sales service revenue is recognized at time of register receipt or delivery to customer. The Company records estimates of variable consideration, which includes sales returns, markdowns, volume-based programs and sales and cash discount allowances as a reduction of revenue in the same period that the sales are recorded. These estimates are based upon the expected value method considering all reasonably available information including historical analysis, customer agreements and/or currently known factors that arise in the normal course of business. Returns, discounts and allowances have historically been within the Company’s expectations and the provisions established. The future provisional rates may differ from those experienced in the past. The Company considers transfer of control to take place either when the goods ship or when goods are delivered depending on the shipping terms in the contract. Factors considered in the transfer of control include the right to payment, transfer of legal title, physical possession and customer acceptance of the goods and whether the significant risks and rewards for the goods belong with the customer.  Taxes imposed by governmental authorities on the Company's revenue-producing activities with customers, such as sales taxes and value added taxes, are excluded from net sales.

The Company’s sale of smart watches contains multiple performance obligations. The Company allocates revenue to each performance obligation using the relative standalone selling price method. The Company determines the standalone selling prices based on the prices charged to customers. Amounts allocated to the delivered smart watch collections and the related essential software are recognized at the time of sale. The Company’s smart watch collections have been available in limited quantities and in limited distribution, and, as a result, the amounts related to cloud service and app updates were immaterial to all periods presented and thereby recognized at time of sale.

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

At November 1, 2019 and 2018, the Company evaluated goodwill for impairment. There were no indicators of impairment under this analysis and, accordingly, no impairment charge was recorded in fiscal 2020 or in fiscal 2019, respectively.

Intangibles

Intangible assets consist primarily of trade names, customer relationships and trademarks. In accordance with applicable guidance, the Company estimates and records the fair value of purchased intangible assets at the time of their acquisition. The fair values of these intangible assets are estimated based on independent third-party appraisals. Finite-lived intangible assets are amortized over their respective estimated useful lives, which range from three to ten years, and are evaluated for impairment periodically and whenever events or changes in circumstances indicate that their related carrying values may not be fully recoverable. Estimates of fair value for finite-lived intangible assets are primarily determined using discounted cash flows analysis of such assets, with consideration of market comparisons and recent transactions. This approach uses significant estimates and assumptions, including projected future cash flows, discount rates and growth rates. In addition to goodwill, the Company assesses intangible assets for impairments at least annually on November 1st. The Company determined that there was no impairment in fiscal 2020 or in fiscal 2019, respectively.

Allowance for Doubtful Accounts

Accounts receivable are reduced by an allowance for amounts that may be uncollectible in the future. Estimates are used in determining the allowance for doubtful accounts and are based on an analysis of the aging of accounts receivable, assessments of collectability based on historical trends, the financial condition of the Company’s customers and an evaluation of economic conditions. In general, the actual bad debt losses have historically been within the Company’s expectations and the allowances it established. As of January 31, 2020, except for those accounts provided for in the reserve for doubtful accounts, the Company knew of no situations with any of the Company’s major customers which would indicate the customer’s inability to make their required payments.

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

The Company performs an impairment review of its long-lived assets, once events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. When such a determination has been made, management compares the carrying value of the asset groups with their estimated future undiscounted cash flows. If it is determined that an impairment has occurred, the fair value of the asset group is determined and compared to its carrying value. The excess of the carrying value over the fair value, if any, is recognized as a loss during that period. The impairment is calculated as the difference between asset carrying values and their estimated fair values. No impairment charge was recorded in fiscal 2020 or in fiscal 2019, respectively.

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

Stock-Based Compensation

The Company utilizes the Black-Scholes option-pricing model which requires that certain assumptions be made to calculate the fair value of each option at the grant date. The expected life of stock option grants is determined using historical data and represents the time period during which the stock option is expected to be outstanding until it is exercised. The risk-free interest rate is based on the U.S. treasury note interest rate in effect on the date of grant for the expected life of the stock option. The expected stock price volatility is derived from historical volatility and calculated based on the estimated term structure of the stock option grant. The expected dividend yield is calculated using the Company’s historical average of annualized dividend yields and applied over the expected term of the option. Management monitors stock option exercises and employee termination patterns to estimate forfeitures rates within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.

In addition to stock options, the Company may also grant stock awards to employees and directors. The stock awards are generally in the form of time-vesting restricted stock unit awards (pursuant to which unrestricted shares of Common Stock are issued to the grantee when the award vests) or performance-based awards (under which vesting occurs only if one or more predetermined financial goals are achieved within the relevant performance period); both are subject to the participant’s continued employment (or board service) with the Company through such vesting date. Stock awards generally are cliff-vested after three years from the date of grant (one year in the case of directors’ awards). The fair value of stock awards is equal to the closing price of the Company’s publicly-traded common stock on the grant date.

Compensation expense for all awards is accrued based on the estimated number of instruments for which the requisite service is expected to be rendered. This estimate is reflected in the period the stock option and stock awards are either granted or canceled. Expense related to stock options and stock awards compensation is recognized on a straight-line basis over the vesting term.

Collaborative Arrangement

The Company participates in a collaborative arrangement with Rebecca Minkoff, LLC relating to the Rebecca Minkoff and Uri Minkoff brand names. Both parties to the arrangement are active participants in the collaboration and are exposed to significant risks and rewards dependent on the commercial success of the activities. The arrangement involves various activities including the design, development, distribution and marketing of watches under the brand names. Amounts due between the parties to the arrangement related to sales and related activities are recorded in the Company’s cost of sales while those amounts related to general and administrative activities are recorded as an adjustment to selling, general and administrative expenses. The Company generated immaterial revenues and incurred immaterial expenses under its collaborative arrangement during fiscal 2020.

Contingent Consideration

Under the MVMT acquisition agreement (see Note 3 to the Company’s consolidated financial statements), the estimated fair value of the contingent consideration was determined using a Monte Carlo simulation with key assumptions that include revenue and brand EBITDA (as defined in the acquisition agreement), volatilities, estimated discount rates, risk-free interest rate, and correlation. Each reporting period after the acquisition, the Company will revalue the contingent purchase price liability and record increases or decreases in the fair value of the liability in its Consolidated Statements of Operations. Changes in fair value can result from the estimated achievement of the revenue and brand EBITDA performance hurdles, and movement in discounts rates, volatilities, and the other key assumptions. The inputs and assumptions are not observable in the market but reflect the assumptions the Company believes would be made by a market participant. The possible outcomes for the contingent consideration range from $0 to $100 million on an undiscounted basis. As a result, changes in the estimated fair value of the contingent consideration over time may result in significant volatility in the Company’s reported earnings.

Based on updated revenue and EBITDA (as defined in the acquisition agreement) performance expectations during the earn-out period for MVMT, the Company remeasured the contingent consideration to $1.9 million at July 31, 2019 and to zero at January 31, 2020. Of the $16.9 million decrease in the liability, $15.4 million is included in non-operating income (portion of contingent consideration allocated to purchase price) in the Consolidated Statements of Operations for the fiscal year ended January 31, 2020, and 0.5 million and $1.0 million are reflected as a reduction of deferred compensation (portion of contingent consideration allocated to deferred compensation based on future service requirements) within other current assets and other non-current assets, respectively, in the Consolidated Balance Sheets. As the remeasurement is not a direct benefit realized from operating the MVMT business, the Company has recorded the change in contingent consideration within non-operating income in the Consolidated Statements of Operations, and as such, has not included it in operating income for the Watch and Accessory Brands segment. Refer to Note 18 to the Company’s consolidated financial statements for Segment and Geographic Information.

Pension Benefit Obligation

The Company sponsors a plan in Switzerland which was amended to a defined benefit plan effective December 31, 2018. The pension expense and obligation are developed from actuarial valuations. Two critical assumptions in determining pension expense and obligations are discount rate and expected long-term return on plan assets. The Company will evaluate these assumptions annually. Other assumptions reflect demographic factors such as retirements, mortality and turnover and are evaluated periodically and updated to reflect actual experience. Actual results may differ from actuarial assumptions. The discount rate represents the market rate for high-quality AAA and AA-rated corporate bonds with durations corresponding to the expected durations of the benefit obligations and service time and is used to calculate the present value of the expected future cash flows for benefit obligations under the pension plan. A decrease in the discount rate increases the present value of pension benefit obligations. A 25-basis point decrease in the discount rate would increase the present value of pension obligation by approximately $0.5 million at January 31, 2020. The Company considers the current and expected asset allocations of the pension plan, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term return on plan assets. A 25 basis point decrease in the expected long-term return on plan assets would not have resulted in a material impact on the Company’s pension expense for fiscal 2020.

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

The Company follows guidance for accounting for uncertainty in income taxes. This guidance clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. This guidance also provides guidance for de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions.

The 2017 Tax Act that was signed into law on December 22, 2017 significantly changed existing U.S. corporate income tax laws by, among other things, lowering the corporate tax rate from 35% to 21%, limiting the deductibility of interest expense and executive compensation, implementing a modified territorial tax system, and imposing a one-time mandatory deemed Transition Tax on undistributed foreign earnings which have not been previously taxed. The SEC also issued SAB 118 which allowed the Company to record provisional amounts related to the 2017 Tax Act and provided a measurement period of up to one year from the enactment date for companies to complete their accounting under ASC Topic 740. Under SAB 118, the Company elected to account for the tax on GILTI as a period cost and therefore has not recorded deferred taxes related to GILTI.

Comparable Stores Sales

The Company considers comparable outlet store sales to be sales of stores that were open as of February 1st of the prior fiscal year and that remained open through January 31st of the current fiscal year. The Company had 39 comparable outlet stores for the year ended January 31, 2020. The sales from stores that have been relocated, renovated or refurbished are included in the calculation of comparable store sales. The method of calculating comparable store sales varies across the retail industry. As a result, the Company’s method for the calculation of comparable store sales may not be the same as measures used or reported by other companies.

RESULTS OF OPERATIONS

The following is a discussion of the results of operations for fiscal 2020 compared to fiscal 2019 along with a discussion of the changes in financial condition during fiscal 2020. For a discussion of our results of operations in fiscal year 2019 compared to fiscal year 2018, please see “Results of Operations” in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the fiscal year ended January 31, 2019, filed with the SEC on March 28, 2019.

In light of the COVID-19 pandemic, our results of operations for fiscal 2020 should not be deemed indicative of the results that we will experience in fiscal 2021. In addition to the delivery delays from our Chinese suppliers that resulted from factory closures in China during the initial phase of the crisis, the virus has now reached pandemic proportions. In response to the outbreak, in mid-March 2020, the Company and the majority of the Company’s wholesale customers temporarily closed all of their retail stores for an undefined period of time due to health concerns associated with COVID-19. Furthermore, various containment and mitigation measures that have been imposed by governmental and other authorities around the world (such as quarantines and other social distancing requirements) have already adversely affected sales of our products, which are heavily dependent on customer traffic in our company stores and in the stores of our wholesale customers. The continuation or tightening of such measures could have a material adverse effect on our results of operations and financial condition. In addition, as our potential customers face layoffs and other negative economic impact from the COVID-19 outbreak, their disposable income for discretionary purchases and their actual or perceived wealth may be negatively impacted, potentially having a material and adverse impact on our net sales. The impact of the outbreak of COVID-19 on the Company’s liquidity, revenues, impairment considerations surrounding our indefinite and long-lived assets and results of operations cannot be predicted at this time due to the high level of uncertainty, unknown future developments, duration of containment measures and the timeline for recovery.

The following are net sales by business segment and geographic location (in thousands):

	Fiscal Year Ended January 31,
	2020	2019
Watch and Accessory Brands:
United States	$216,171	$225,813
International	396,227	370,063
Company Stores	88,568	83,691
Net sales	$700,966	$679,567

The following are net sales by category (in thousands):

	Fiscal Year Ended January 31,
	2020	2019
Watch and Accessory Brands:
Owned brands category	$257,954	$263,904
Licensed brands category	344,681	320,911
After-sales service and all other	9,763	11,061
Total Watch and Accessory Brands	612,398	595,876
Company Stores	88,568	83,691
Consolidated total	$700,966	$679,567

The following table presents the Company’s results of operations expressed as a percentage of net sales for the fiscal years indicated:

	Fiscal Year Ended January 31,
	2020	2019
Net sales	100.0%	100.0%
Gross margin	53.5%	54.4%
Selling, general and administrative expenses	47.3%	45.2%
Operating income	6.1%	9.2%
Change in contingent consideration	2.2%	0.0%
Interest expense	0.1%	0.1%
Interest income	0.0%	0.0%
Provision for income taxes	2.2%	0.0%
Noncontrolling interests	0.0%	0.0%
Net income attributable to Movado Group, Inc.	6.1%	9.1%

Fiscal 2020 Compared to Fiscal 2019

Net Sales

Net sales in fiscal 2020 were $701.0 million, $21.4 million or 3.1% above the prior year. For fiscal 2020, fluctuations in foreign currency exchange rates negatively impacted net sales by $12.1 million when compared to the prior year.

Watch and Accessory Brands Net Sales

Net sales in fiscal 2020 in the Watch and Accessory Brands segment were $612.4 million, above the prior year period by $16.5 million or 2.8%. The increase in net sales was attributable to increases in net sales in the International locations partially offset by decreases in net sales in the United States locations of the Watch and Accessory Brands segment.

United States Watch and Accessory Brands Net Sales

Net sales in fiscal 2020 in the United States locations of the Watch and Accessory Brands segment were $216.2 million, below the prior year period by $9.6 million or 4.3%, resulting from net sales decreases in the owned brands category. The net sales recorded in the owned brands category decreased by $9.5 million, or 5.4%, primarily due to a decrease in sales in the Movado brand, partially offset by sales attributable to the addition of the MVMT brand. The net sales in the licensed brands category remained flat when compared to the prior year period.

International Watch and Accessory Brands Net Sales

Net sales in fiscal 2020 in the International locations of the Watch and Accessory Brands segment were $396.2 million, above the prior year by $26.1 million or 7.1%, which included fluctuations in foreign currency exchange rates which unfavorably impacted net sales by $12.1 million when compared to the prior year. This increase was driven by net sales increases in both the licensed and owned brands categories. The net sales increase in the licensed brands category was $23.7 million, or 8.6%, primarily due to net sales increases in the Middle East, Europe, Asia and Latin America. The net sales increase recorded in the owned brands category, including the addition of the MVMT brand, was $3.5 million, or 4.0% and is due to sales increases primarily in Europe, Latin America and the Middle East.

Company Stores Net Sales

Net sales in fiscal 2020 in the Company Stores segment were $88.6 million, above the prior year period by $4.9 million, or 5.8%. Although the Company’s conversion rate remained strong as products continue to resonate well with customers, net sales in comparable stores decreased primarily as a result of changes in customer foot traffic generated by the outlet centers in which certain of the Company stores are located. This decrease was offset by the addition of new store openings in fiscal 2020. As of January 31, 2020, and 2019, the Company operated 47 and 44 retail outlet locations, respectively.

Gross Profit

Gross profit for fiscal 2020 was $374.9 million or 53.5% of net sales as compared to $369.4 million or 54.4% of net sales in the prior year. The increase in gross profit of $5.5 million was primarily due to higher net sales partially offset by a lower gross margin percentage. The decrease in the gross margin percentage of approximately 90 basis points for fiscal year 2020 resulted primarily from the negative impact of fluctuations in foreign currency exchange rates of approximately 80 basis points, an unfavorable impact of sales mix of approximately 30 basis points and additional U.S. special tariffs of approximately 20 basis points, partially offset by the increased leveraging of certain fixed costs as a result of higher sales of approximately 30 basis points.

Selling, General and Administrative (“SG&A”)

SG&A expenses in fiscal 2020 were $331.9 million, representing an increase from the prior year period of $24.7 million or 8.1%. Included in the prior year are $13.8 million of transaction costs and amortization expenses related to the MVMT acquisition. Excluding these fiscal 2019 costs, SG&A expenses increased in fiscal 2020 by $38.5 million resulting primarily from higher marketing expenses of $22.3 million due primarily to the addition of MVMT and additional costs to support brand awareness; an increase in payroll related expenses of $10.6 million primarily as a result of the acquisition of MVMT and the opening of new company stores; higher rent related expenses of $5.7 million as a result of new company store openings, expansion of one of the Company’s distribution centers and the addition of MVMT; $4.6 million of operating expenses related to the Company’s new joint ventures in Spain and Australia; and an increase of $1.0 million in credit card charges primarily as a result of the increase in e-commerce sales. Included in the current year are $4.4 million of expenses related to the amortization of MVMT’s intangible assets and deferred compensation arrangements. The increases were partially offset by a decrease in performance-based compensation of $13.1 million. For the year ended January 31, 2020, fluctuations in foreign currency exchange rates positively impacted SG&A expenses by $2.0 million when compared to the prior year.

Watch and Accessory Brands Operating Income

For fiscal 2020 and 2019, the Company recorded Watch and Accessory Brands segment operating income of $29.5 million and $45.2 million, respectively, which includes $29.0 million and $43.5 million of unallocated corporate expenses as well as $73.3 million and $53.8 million, respectively, of certain intercompany profits related to the Company’s supply chain operations. The $15.7 million decrease in operating income was the net result of higher SG&A expenses of $21.1 million, partially offset by an increase in gross profit of $5.4 million when compared to the prior year. The increase in gross profit was the result of higher net sales partially offset by a decrease in gross margin percentage. Included in SG&A expenses in the prior year period are $13.8 million of transaction costs and amortization expenses (and $0.6 million in cost of goods sold related to certain accounting adjustments) related to the MVMT acquisition. Excluding these fiscal 2019 costs, SG&A expenses increased in fiscal 2020 by $34.9 million resulting primarily from higher marketing expenses of $22.3 million due primarily to the addition of MVMT and additional costs to support brand awareness; an increase in payroll related expenses of $9.5 million due primarily to the addition of MVMT; higher rent related expense of $4.1 million as a result of expansion of one of the Company’s distribution centers and the addition of MVMT; $4.6 million of operating expenses related to the Company’s new joint ventures in Spain and Australia; and an increase of $0.9 million in credit card charges primarily as a result of the increase in e-commerce sales. Included in SG&A expenses in the current period are $4.4 million of SG&A expenses related to the amortization of MVMT’s intangible assets and deferred compensation arrangements (and $0.2 million in cost of goods sold related to certain accounting adjustments). The increases were partially offset by a decrease in performance-based compensation of $13.0 million. Fluctuations in foreign currency exchange rates negatively impacted Watch and Accessory Brands segment operating income by $4.8 million when compared to the prior year.

U.S. Watch and Accessory Brands Operating Loss

In the United States locations of the Watch and Accessory Brands segment, for fiscal 2020 and 2019, the Company recorded an operating loss of $35.7 million and $20.5 million, respectively, which includes unallocated corporate expenses of $29.0 million and $43.5 million, respectively. The increase in operating loss of $15.2 million was the net result of lower gross profit of $8.9 million and higher SG&A expenses of $6.3 million. The decrease in gross profit of $8.9 million was due to lower net sales combined with a lower gross margin percentage. Included in SG&A expenses in the prior year period are $13.8 million of transaction costs and amortization expenses (and $0.6 million in cost of goods sold related to certain accounting adjustments) related to the MVMT acquisition. Excluding these fiscal 2019 costs, SG&A expenses increased in fiscal 2020 by $20.1 million resulting primarily from higher marketing costs of $15.2 million due primarily to the addition of MVMT and additional costs to support brand awareness; higher payroll related expenses of $7.1 million primarily due to MVMT; an increase of $0.4 million in credit card charges primarily as a result of the increase in e-commerce sales; and $1.4 million of higher rent related expenses primarily due to MVMT. Included in SG&A expenses in the current period are $4.4 million of SG&A expenses related to the amortization of MVMT’s intangible assets and deferred compensation arrangements (and $0.2 million in cost of goods sold related to certain accounting adjustments). The increases were partially offset by a decrease in performance-based compensation of $8.7 million.

International Watch and Accessory Brands Operating Income

In the International locations of the Watch and Accessory Brands segment, for fiscal 2020 and 2019, the Company recorded operating income of $65.2 million and $65.7 million, respectively, which includes $73.3 million and $53.8 million of certain intercompany profits related to the Company’s International supply chain operations, respectively. The decrease in operating income of $0.5 million was primarily related to higher SG&A expenses of $14.8 million partially offset by higher gross profit of $14.3 million. The increase in gross profit of $14.3 million was primarily related to higher net sales while gross margin percentage remained relatively flat. The increase in SG&A expenses of $14.8 million was attributable to higher marketing expenses of $7.1 million; higher payroll related expenses of $2.4 million; an increase of $2.7 million in rent related expenses primarily as a result of expansion of one of the Company’s distribution centers; $4.6 million of operating expenses related to the Company’s new joint ventures in Spain and Australia; and an increase of $0.5 million in credit card charges primarily as a result of the increase in e-commerce sales. The increases were partially offset by a decrease in performance-based compensation of $4.3 million. Fluctuations in foreign currency exchange rates negatively impacted operating income by $4.8 million when compared to the prior year.

Company Stores Operating Income

The Company recorded operating income of $13.5 million and $17.0 million in the Company Stores segment for fiscal 2020 and 2019, respectively. The decrease in operating income of $3.5 million was the result of higher SG&A expenses of $3.6 million partially offset by higher gross profit of $0.1 million. The higher gross profit was the result of higher net sales, partially offset by a lower gross margin percentage. The increase in SG&A expenses of $3.6 million was primarily due to rent and payroll related expenses associated with the opening of new outlet locations.

Other Non-Operating Income

Based on updated revenue and EBITDA (as defined in the acquisition agreement) performance expectations during the earn-out period for MVMT, the Company recorded a non-cash gain on remeasurement of the contingent consideration of $15.4 million for fiscal 2020.

Interest Expense

Interest expense was $0.9 million for fiscal 2020 as compared to $0.8 million for fiscal 2019. The increase was due to higher weighted average borrowings outstanding partially offset by a lower weighted average interest rate under the Company’s revolving credit facility during fiscal 2020 as compared to fiscal 2019.

Income Taxes

The Company recorded a tax expense of $15.1 million and $0.2 million for fiscal 2020 and 2019, respectively. The effective tax rate for fiscal 2020 was 26.3% primarily due to a limitation on a portion of the foreign tax credits related to the GILTI tax. The effective tax rate for fiscal 2019 was 0.3% primarily due to the impact of the 2017 Tax Act and the release of certain foreign valuation allowances.

Net Income Attributable to Movado Group, Inc.

The Company recorded net income attributable to Movado Group, Inc. of $42.7 million for fiscal 2020 as compared to net income attributable to Movado Group, Inc. of $61.6 million for fiscal 2019.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2020 and January 31, 2019, the Company had $185.9 million and $189.9 million, respectively, of cash and cash equivalents. Of this total, $121.3 million and $167.5 million, respectively, consisted of cash and cash equivalents at the Company’s foreign subsidiaries.

At January 31, 2020 the Company had working capital of $355.3 million as compared to $355.5 million at January 31, 2019. Working capital is relatively flat with respect to the previous year, primarily as a result of the addition of current operating lease liabilities of $15.1 million in accordance with the Company’s adoption of ASU 2016-02 “Leases” and a decrease in trade receivables due to improved collections, partially offset by an increase in inventories primarily driven by sales under-performance and a decrease in accrued payroll and benefits mainly due to a reduction in performance-based compensation accrual. The Company defines working capital as the difference between current assets and current liabilities.

The Company had $32.1 million of cash provided in operating activities for fiscal 2020 as compared to $86.2 million for fiscal 2019. Cash provided by operating activities included net income attributable to the Movado Group, Inc. of $42.7 million, positively adjusted by $16.6 million related to non-cash items and a decrease in trade receivable of $5.9 million due to improved collections. Cash used by operating activities included a decrease in accrued payroll and benefits of $12.5 million primarily as a result of payments of performance based compensation attributable to the prior period, a decrease in accrued liabilities, accounts payable and income taxes payable totaling $14.0 million as a result of timing of payments and an increase in investment in inventories of $5.5 million primarily due to sales under-performance.

Cash used in investing was $13.4 million for fiscal 2020 as compared to $109.0 million for fiscal 2019. The cash used in fiscal 2020 was primarily due to $12.7 million in capital expenditures primarily related to the opening and renovation of the Company stores and to the construction of shop-in-shops at some of the Company’s wholesale customers and $0.6 million for the purchase of a 51% interest in a joint venture in Australia. During fiscal 2019 cash used in investing activities was primarily for the acquisitions, net of cash acquired, of MVMT and 51% of the shares of City Time Distribución, S.L.U., the Company’s distributor in Spain.

The Company expects that capital expenditures in fiscal 2021 will be $8.0 million as compared to $12.7 million in fiscal 2020. The capital spending will be primarily for projects in the ordinary course of business including facilities improvements, shop-in-shops, website development, computer hardware and software and tooling costs. The Company has the ability to manage a portion of its capital expenditures on discretionary projects.

Cash used in financing activities was $23.9 million for fiscal 2020 as compared to $3.7 million of cash provided by financing activities for fiscal 2019. The cash used in fiscal 2020 included $18.4 million dividends paid, $4.2 million in stock repurchased in the open market, and $1.3 million stock options and awards exercised, net of $1.4 million of shares repurchased as a result of the surrender of shares in connection with the vesting of certain stock awards. During fiscal 2019, cash provided by financing activities included proceeds from bank borrowings of $50.3 million, partially offset by $25.0 million repayment of bank borrowings, $18.5 million of dividends paid and $7.4 million in stock repurchased in the open market.

Management believes that the cash on hand in addition to the expected cash flows from operations and the Company’s short-term borrowing capacity will be sufficient to meet its working capital needs for at least the next twelve months.

On October 12, 2018, the Company, together with Movado Group Delaware Holdings Corporation, Movado Retail Group, Inc. and Movado LLC (together with the Company, the “U.S. Borrowers”), each a wholly-owned domestic subsidiary of the Company, and Movado Watch Company S.A. and MGI Luxury Group S.A. (collectively, the “Swiss Borrowers” and, together with the U.S. Borrowers, the “Borrowers”), each a wholly-owned Swiss subsidiary of the Company, entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with the lenders party thereto and Bank of America, N.A. as administrative agent (in such capacity, the “Agent”). The Credit Agreement amends and restates the Company’s prior credit agreement dated as of January 30, 2015 (the “Prior Credit Agreement”) and extends the maturity of the $100.0 million senior secured revolving credit facility (the “Facility”) provided thereunder to October 12, 2023.  The Facility includes a $15.0 million letter of credit subfacility, a $25.0 million swingline subfacility and a $75.0 million sublimit for borrowings by the Swiss Borrowers, with provisions for uncommitted increases to the Facility of up to $50.0 million in the aggregate subject to customary terms and conditions.

As of January 31, 2020, and January 31, 2019, there were 50.0 million in Swiss Francs for both periods (with a dollar equivalent of $51.9 million and $50.3 million, respectively), in loans outstanding under the Facility. Availability under the Facility was reduced by the aggregate number of letters of credit outstanding, issued in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at both January 31, 2020 and January 31, 2019. At January 31, 2020, the letters of credit have expiration dates through June 1, 2020. As of January 31, 2020, and January 31, 2019, availability under the Facility was $47.8 million and $49.4 million, respectively. For additional information regarding the Facility, see Note 6 to the Consolidated Financial Statements.

The Company had weighted average borrowings under the Facility of $51.1 million and $15.8 million, with a weighted average interest rate of 1.00% and 1.25% during fiscal 2020 and 2019, respectively.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified maturity with a Swiss bank. As of January 31, 2020, and 2019, these lines of credit totaled 6.5 million Swiss Francs for both periods, with a dollar equivalent of $6.7 million and $6.5 million, respectively. As of January 31, 2020, and 2019, there were no borrowings against these lines. As of January 31, 2020, and 2019, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of and $1.2 million, for both periods, in various foreign currencies, of which $0.6 million and $0.5 million, was a restricted deposit as it relates to lease agreements, respectively.

As a precautionary measure in order to increase its cash position, preserve financial flexibility and maintain liquidity and flexibility in response to the COVID-19 outbreak, the Company borrowed an additional $30 million on its revolving credit facility in March of 2020 under terms and conditions that are consistent with the Company’s borrowings which existed at January 31, 2020.

Cash paid for interest, including unused commitments fees, was $0.7 million and $0.5 million during fiscal 2020 and 2019, respectively.

The Company paid cash dividends of $0.80 per share or $18.4 million for fiscal 2020. The decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

On August 29, 2017, the Board approved a share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. Under this program the Company may purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise through August 29, 2020. During the fiscal year ended January 31, 2020, the Company repurchased a total of 131,402 shares of its common stock at a total cost of $4.2 million, or an average of $31.96 per share. At January 31, 2020, $36.4 million remains available for purchase under the company’s repurchase program.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Payments due by period (in thousands):

	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Contractual Obligations:
Operating and Finance Lease Obligations (1)	$111,766	$18,399	$31,671	$25,261	$36,435
Purchase Obligations (2)	69,222	69,222	—	—	—
Other Long-Term Obligations (3)	269,246	50,647	118,774	88,596	11,229
Transition Tax (4)	23,768	2,264	4,527	9,903	7,074
Total Contractual Obligations	$474,002	$140,532	$154,972	$123,760	$54,738

(1)

Includes store operating and finance leases, which generally provide for payment of direct operating costs in addition to rent. These obligation amounts only include future minimum lease payments and exclude direct operating costs.

(2)

The Company had outstanding purchase obligations with suppliers at the end of fiscal 2020 for raw materials, finished watches and packaging in the normal course of business. These purchase obligation amounts do not represent total anticipated purchases but represent only amounts to be paid for items required to be purchased under agreements that are enforceable, legally binding and specify minimum quantity, price and term.

(3)

Other long-term obligations primarily consist of minimum commitments related to the Company’s license agreements and endorsement agreements with brand ambassadors, and also include service agreements. The Company sources, distributes, advertises and sells watches pursuant to its exclusive license agreements with unaffiliated licensors. Royalty amounts are generally based on a stipulated percentage of revenues, although most of these agreements contain provisions for the payment of minimum annual royalty amounts. The license agreements have various terms and some have renewal options, provided that minimum sales levels are achieved. Additionally, the license agreements require the Company to pay minimum annual advertising amounts.

(4)	The Transition Tax obligation is due to the enactment of the 2017 Tax Act and will be paid in installments over eight years, with the first payment having been made in fiscal 2019.

Liabilities for unrecognized income tax benefits are excluded from the table above as the Company is unable to reasonably predict the ultimate amount or timing of a settlement of such liabilities. See Note 11, Income Taxes for more information.

Long-term liabilities associated with the Company’s defined benefit plan in Switzerland are excluded from the table above due to the uncertainty of the timing of these cash disbursements. The amount and timing of cash funding related to these benefit plans will generally depend on local regulatory requirements, various economic assumptions and Company contributions.

Management’s estimate of contributions the Company will make to its Swiss pension plan for the fiscal year ending 2021 is approximately $1.2 million. In addition, total benefit payments to be paid to participants in the Swiss pension plan for the fiscal year ending 2021 from the Company’s plan are estimated to be approximately $0.3 million.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet financing or unconsolidated special-purpose entities.

Accounting Changes and Recent Accounting Pronouncements

See Note 2 to the accompanying audited consolidated financial statements for a description of recent accounting pronouncements which may impact the consolidated financial statements in future reporting periods.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

Foreign Currency Exchange Rate Risk

The Company’s primary market risk exposure relates to foreign currency exchange risk (see Note 7 to the Consolidated Financial Statements). A significant portion of the Company’s purchases are denominated in Swiss Francs and, to a lesser extent, the Japanese Yen. The Company also sells to third-party customers in a variety of foreign currencies, most notably the Euro, Swiss Franc and the British Pound. The Company reduces its exposure to the Swiss Franc, Euro, British Pound, Chinese Yuan and Japanese Yen exchange rate risk through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. The earnings impact is mostly offset by the effects of currency movements on the underlying hedged transactions. To the extent that the Company does not engage in a hedging program, any change in the Swiss Franc, Euro, British Pound, Chinese Yuan and Japanese Yen exchange rates to local currency would have an equal effect on the Company’s earnings.

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

As of January 31, 2020, the Company’s entire net forward contracts hedging portfolio consisted of 42.1 million Chinese Yuan equivalent, 22.0 million Swiss Francs equivalent, 17.9 million US Dollars equivalent, 29.9 million Euros equivalent and 4.4 million British Pounds equivalent with various expiry dates ranging through July 8, 2020, compared to a portfolio of 33.0 million Swiss Francs equivalent, 8.3 million Euros equivalent and 0.4 million British Pounds equivalent, with various expiry dates ranging through July 10, 2019, as of January 31, 2019. If the Company were to settle its Swiss Franc forward contracts at January 31, 2020, the net result would be an immaterial loss. As of January 31, 2020, the Company’s British Pound, Chinese Yuan, US Dollar and Euro forward contracts had no gain or loss. The Company had no cash flow hedges as of January 31, 2020 and January 31, 2019, respectively.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under its hedging program, the Company can purchase various commodity derivative instruments, primarily futures contracts. When held, these derivatives are documented as qualified cash flow hedges, and the resulting gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. The Company did not hold any future contracts in its gold hedge portfolio as of January 31, 2020 and 2019; thus, any changes in the gold purchase price will have an equal effect on the Company’s cost of sales.

Debt and Interest Rate Risk

Floating rate debt at January 31, 2020 and 2019 totaled $51.9 million (50 million in Swiss Francs) and $50.3 million (50 million in Swiss Francs), respectively. The debt outstanding at January 31, 2020 is based on LIBOR plus a spread ranging from 1.00% to 1.75% per annum or on a base rate plus a spread ranging from 0% to 0.75% per annum, with the spread in each case being based on the Company’s consolidated leverage ratio (as defined in the Company’s credit agreement). For fiscal 2020, the Company had weighted average borrowings of $51.1 million with a weighted average of 1.00%. As of January 31, 2020, the Company’s spreads were 1.25% over LIBOR and 0.25% over the base rate. The Company does not hedge these interest rate risks. Based on the average floating rate debt outstanding during fiscal 2020, a one-percent increase or decrease in the average interest rate during the period would have resulted in a change to interest expense of $0.4 million for the fiscal year ended January 31, 2020.

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

The Company’s Chief Executive Officer and Chief Financial Officer have furnished the Sections 302 and 906 certifications required by the U.S. Securities and Exchange Commission in this annual report on Form 10-K. In addition, the Company’s Chief Executive Officer certified to the NYSE in July 2019 that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of January 31, 2020.

The Company’s internal control over financial reporting as of January 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in this report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended January 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

See Consolidated Financial Statements and Supplementary Data for the Report of Independent Registered Public Accounting Firm.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item will be included in the Company’s Proxy Statement for the 2020 annual meeting of shareholders under the captions “Election of Directors” and “Management” and is incorporated herein by reference.

Information on the beneficial ownership reporting for the Company’s directors and executive officers will be contained in the Company’s Proxy Statement for the 2020 annual meeting of shareholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Information on the Company’s Audit Committee and Audit Committee Financial Expert will be contained in the Company’s Proxy Statement for the 2020 annual meeting of shareholders under the caption “Information Regarding the Board of Directors and Its Committees” and is incorporated herein by reference.

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

Item 11.  Executive Compensation

The information required by this item will be included in the Company’s Proxy Statement for the 2020 annual meeting of shareholders under the captions “Executive Compensation” and “Compensation of Directors” and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in the Company’s Proxy Statement for the 2020 annual meeting of shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this item will be included in the Company’s Proxy Statement for the 2020 annual meeting of shareholders under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information required by this item will be included in the Company’s Proxy Statement for the 2020 annual meeting of shareholders under the caption “Fees Paid to PricewaterhouseCoopers LLP” and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report
1.	Financial Statements:

See Financial Statements Index on page 43 included in Item 8 of Part II of this annual report.

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

3.2

Restated Certificate of Incorporation of the Registrant as amended. Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2019 filed on March 28, 2019.

4.1	Specimen Common Stock Certificate. Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 1997 filed on April 18, 1997.
4.2	Description of Securities. ***
4.3

Master Credit Agreement dated August 17, 2004 and August 20, 2004 between MGI Luxury Group S.A. and UBS AG. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004. *

4.4

Amended and Restated Credit Agreement, dated as of October 12, 2018, among the Company, certain U.S. and Swiss subsidiaries thereof, the lenders party thereto and Bank of America, N.A. as administrative agent.  Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2018 filed on December 4, 2018. *

4.5

Security and Pledge Agreement, dated as of January 30, 2015, by and among Movado Group, Inc., Movado Group Delaware Holdings Corporation, Movado Retail Group, Inc. and Movado LLC, as Grantors, and Bank of America, N.A., as administrative agent. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 5, 2015. *

10.1

Movado Group, Inc. 1996 Stock Incentive Plan, Amended and Restated as of April 4, 2013. Incorporated herein by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on May 2, 2013. **

10.2

Form of Stock Award Agreement under the Movado Group, Inc. 1996 Stock Incentive Plan, amended and restated as of April 4, 2013. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2015. **

10.3

Form of Option Award Agreement under the Movado Group, Inc. 1996 Stock Incentive Plan, amended and restated as of April 4, 2013. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2015. **

Exhibit Number	Description
10.4

Movado Group, Inc. Amended and Restated Deferred Compensation Plan for Executives, effective January 1, 2013. Incorporated herein by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on May 2, 2013. **

10.5

Lease made December 21, 2000 between the Registrant and Mack-Cali Realty, L.P. for premises in Paramus, New Jersey together with First Amendment thereto made December 21, 2000. Incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2001.

10.6

Second Amendment of Lease dated July 26, 2001 between Mack-Cali Realty, L.P., as landlord, and Movado Group, Inc., as tenant, further amending lease dated as of December 21, 2000. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended October 31, 2001.

10.7

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

10.9

Tenth Amendment to Lease dated March 10, 2011 between Mack-Cali Realty, L.P., as landlord, and the Registrant, as tenant, further amending the lease dated as of December 21, 2000. Incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2011.

10.10

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

10.12

First Amendment dated as of February 27, 2009 to Lease dated May 22, 2000 between Forsgate Industrial Complex as Landlord and Movado Group, Inc. as Tenant for the premises known as 105 State Street, Moonachie, New Jersey. Incorporated herein by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2009.

10.13

Third Amendment dated as of November 14, 2019 to Lease dated May 22, 2000 between Forsgate Industrial Complex as Landlord and Movado Group, Inc. as Tenant for the premises known as 105 State Street, Moonachie, New Jersey. ***

10.14

Amended and Restated License Agreement dated January 13, 2015 between the Registrant, Swissam Products Limited and Coach, Inc. Incorporated herein by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2015.

10.15

First Amendment dated January 6, 2020, to the Amended and Restated License Agreement dated January 13, 2015 between the Registrant, Swissam Products Limited and Tapestry, Inc. (f/k/a Coach, Inc.). Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 8, 2020.

10.16

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

10.18

Second Amendment entered into as of September 30, 2012 to Amended and Restated License Agreement dated September 16, 2009 by and between the Registrant, Swissam Products Limited and Tommy Hilfiger Licensing, LLC. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2012.

Exhibit Number	Description
10.19

Third Amendment entered into as of November 13, 2013 to Amended and Restated License Agreement dated September 16, 2009 by and between the Registrant, Swissam Products Limited and Tommy Hilfiger Licensing, LLC. Incorporated herein by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2014.

10.20

Amended and Restated License Agreement, effective as of January 1, 2012 by and between MGI Luxury Group, S.A. and Hugo Boss Trademark Management GmbH & Co. KG. Incorporated herein by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2012.

10.21

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

10.22

Amended and Restated License Agreement entered into as of November 23, 2017 by and between the Registrant and Ferrari S.p.A. Incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2018.

21.1	Subsidiaries of the Registrant. ***

23.1	Consent of PricewaterhouseCoopers LLP. ***

31.1	Certification of Chief Executive Officer. ***

31.2	Certification of Chief Financial Officer. ***

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

101

The following financial information from Movado Group, Inc.’s Form 10-K for the year ended January 31, 2020 filed with the SEC, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Equity; (vi) the Notes to the Consolidated Financial Statements and (vii) Schedule II – Valuation and Qualifying Accounts and Reserves. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

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

MOVADO GROUP, INC. (Registrant)
Dated: March 26, 2020	By:	/s/ Efraim Grinberg
Efraim Grinberg
Chairman of the Board of Directors
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 26, 2020	/s/ Efraim Grinberg
Efraim Grinberg
Chairman of the Board of Directors, Director
and Chief Executive Officer

Dated: March 26, 2020	/s/ Sallie A. DeMarsilis
Sallie A. DeMarsilis
Senior Vice President, Chief Financial Officer
and Principal Accounting Officer

Dated: March 26, 2020	/s/ Peter Bridgman
Peter Bridgman
Director

Dated: March 26, 2020	/s/ Richard J. Coté
Richard J. Coté
Director

Dated: March 26, 2020	/s/ Alex Grinberg
Alex Grinberg
Director

Dated: March 26, 2020	/s/ Alan H. Howard
Alan H. Howard
Director

Dated: March 26, 2020	/s/ Richard D. Isserman
Richard D. Isserman
Director

Dated: March 26, 2020	/s/ Ann Kirschner
Ann Kirschner
Director

Dated: March 26, 2020	/s/ Nathan Leventhal
Nathan Leventhal
Director

Dated: March 26, 2020	/s/ Maurice Reznik
Maurice Reznik
Director
Dated: March 26, 2020	/s/ Stephen Sadove
Stephen Sadove
Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Movado Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Movado Group, Inc. and its subsidiaries (the “Company”) as of January 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended January 31, 2020, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended January 31, 2020 appearing on page S-1 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in fiscal 2020.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Subsequent Event

As discussed in Note 20 to the consolidated financial statements, in mid-March 2020, the Company and the majority of the Company’s wholesale customers temporarily closed all of their retail stores due to health concerns associated with COVID-19. While the Company expects this matter to negatively impact its business, results of operations and financial position, the related financial impact cannot be reasonably estimated at this time.

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

March 26, 2020

We have served as the Company’s auditor since 1976.

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 31,	January 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$185,872	$189,911
Trade receivables, net	78,388	84,026
Inventories	171,406	165,311
Other current assets	28,888	28,898
Total current assets	464,554	468,146
Property, plant and equipment, net	29,238	26,067
Operating lease right-of-use assets	89,523	—
Deferred and non-current income taxes	25,403	24,503
Goodwill	136,366	136,033
Other intangibles, net	42,359	48,183
Other non-current assets	59,865	56,769
Total assets	$847,308	$759,701
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$35,488	$38,650
Accrued liabilities	44,210	44,429
Accrued payroll and benefits	6,302	18,773
Current operating lease liabilities	15,083	—
Income taxes payable	8,217	10,831
Total current liabilities	109,300	112,683
Loans payable to bank	51,910	50,280
Deferred and non-current income taxes payable	25,419	29,242
Non-current operating lease liabilities	81,877	—
Other non-current liabilities	48,393	67,120
Total liabilities	316,899	259,325
Commitments and contingencies (Note 9)
Redeemable noncontrolling interest	3,165	3,721
Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 27,859,328 and 27,701,742 shares issued and outstanding, respectively	279	277
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,603,645 and 6,586,780 shares issued and outstanding, respectively	65	65
Capital in excess of par value	208,473	201,814
Retained earnings	455,479	431,180
Accumulated other comprehensive income	85,050	80,507
Treasury Stock, 11,443,308 and 11,268,492 shares, respectively, at cost	(222,809)	(217,188)
Total Movado Group, Inc. shareholders' equity	526,537	496,655
Noncontrolling interest	707	—
Total equity	527,244	496,655
Total liabilities, redeemable noncontrolling interest and equity	$847,308	$759,701

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Year Ended January 31,
	2020	2019	2018
Net sales	$700,966	$679,567	$567,953
Cost of sales	326,077	310,209	269,875
Gross profit	374,889	369,358	298,078
Selling, general and administrative	331,898	307,161	254,878
Operating income	42,991	62,197	43,200
Non-operating income/(expense):
Change in contingent consideration (Note 8)	15,356	—	—
Interest expense	(930)	(771)	(1,510)
Interest income	86	307	452
Income before income taxes	57,503	61,733	42,142
Provision for income taxes (Note 11)	15,124	162	57,367
Net income / (loss)	42,379	61,571	(15,225)
Less: Net loss attributable to noncontrolling interest	(320)	(53)	—
Net income / (loss) attributable to Movado Group, Inc.	$42,699	$61,624	$(15,225)

Basic income per share:
Weighted basic average shares outstanding	23,123	23,197	23,073
Net income / (loss) per share attributable to Movado Group, Inc.	$1.85	$2.66	$(0.66)
Diluted income per share:
Weighted diluted average shares outstanding	23,297	23,600	23,073
Net income / (loss) per share attributable to Movado Group, Inc.	$1.83	$2.61	$(0.66)

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Fiscal Year Ended January 31,
	2020	2019	2018
Net income / (loss)	$42,379	$61,571	$(15,225)
Other comprehensive income / (loss):
Net unrealized gain / (loss) on investments, net of tax provision / (benefit) of $2, ($14) and ($13), respectively	5	(72)	(6)
Net change in effective portion of hedging contracts, net of tax provision / (benefit) of $0, $7 and ($9), respectively	—	38	(52)
Prior service cost arising during the period, net of tax benefit of ($118)	—	(425)	—
Amortization of prior service cost, net of tax provision of $15, $1 and $0, respectively	53	5	—
Net actuarial loss arising during period, net of tax benefit of ($15)	(52)	—	—
Foreign currency translation adjustments	4,537	(19,382)	23,621
Total other comprehensive income / (loss), net of taxes	4,543	(19,836)	23,563
Less:
Comprehensive (loss) / income attributable to noncontrolling interests:
Net loss	(320)	(53)	—
Foreign currency translation adjustments	(143)	26	—
Total comprehensive loss attributable to noncontrolling interests	(463)	(27)	—
Total comprehensive income attributable to Movado Group, Inc.	$47,385	$41,762	$8,338

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended January 31,
	2020	2019	2018
Cash flows from operating activities:
Net income/(loss) attributable to Movado Group, Inc.	$42,699	$61,624	$(15,225)
Adjustments to reconcile net income/(loss) to net cash (used in)/provided by operating activities:
Change in contingent consideration	(15,356)	—	—
Depreciation and amortization	16,381	14,165	13,457
Transactional losses/(gains)	1,457	275	(1,011)
Provision for inventories and accounts receivable	3,152	4,910	3,792
Deferred income taxes	4,352	(11,388)	461
Stock-based compensation	6,373	6,042	4,874
Cost savings initiatives	(320)	(281)	13,587
(Benefit)/Charge for 2017 tax act	—	(7,446)	45,002
Other	603	70	—
Changes in assets and liabilities:
Trade receivables	5,908	(2,640)	(9,286)
Inventories	(5,549)	(4,234)	6,624
Other current assets	709	5,375	(3,824)
Accounts payable	(3,642)	6,082	(4,006)
Accrued liabilities	(4,944)	2,623	(416)
Accrued payroll and benefits	(12,469)	3,851	1,672
Income taxes payable	(5,393)	5,252	(1,898)
Other non-current assets	(2,398)	721	(6,630)
Other non-current liabilities	507	1,169	7,551
Net cash provided by operating activities	32,070	86,170	54,724
Cash flows from investing activities:
Capital expenditures	(12,713)	(10,635)	(5,810)
Trademarks and other intangibles	(255)	(492)	(556)
Restricted cash deposits	—	—	1,018
Acquisitions, net of cash acquired	(639)	(97,882)	(78,991)
Proceeds from sale of an asset held for sale	240	—	—
Net cash used in investing activities	(13,367)	(109,009)	(84,339)
Cash flows from financing activities:
Proceeds from bank borrowings	—	50,296	—
Repayments of bank borrowings	—	(25,000)	(5,000)
Stock awards and options exercised and other changes	(1,266)	4,968	(159)
Stock repurchase	(4,199)	(7,418)	(3,631)
Purchase of incremental ownership of joint venture	—	—	(162)
Debt issuance cost	—	(689)	—
Dividends paid	(18,400)	(18,469)	(11,934)
Net cash (used in)/provided by financing activities	(23,865)	3,688	(20,886)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,141	(5,801)	9,033
Net decrease in cash, cash equivalents and restricted cash	(4,021)	(24,952)	(41,468)
Cash, cash equivalents and restricted cash at beginning of year	190,459	215,411	256,879
Cash, cash equivalents and restricted cash at end of year	$186,438	$190,459	$215,411

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$185,872	$189,911	$214,811
Restricted cash included in other non-current assets	566	548	600
Cash, cash equivalents, and restricted cash	$186,438	$190,459	$215,411
See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except per share amounts)

	Preferred Stock	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interests	Total Movado Group, Inc. Shareholders' Equity	Redeemable Noncontrolling Interests
Balance, January 31, 2017	$—	$272	$66	$185,354	$415,919	$76,780	$(204,398)	$—	$473,993	$—
Net income/ (loss) attributable to Movado Group, Inc.					(15,225)				(15,225)
Dividends ($0.52 per share)					(11,934)				(11,934)
Tax effect of rate change on marketable securities (4)					(21)	21			-
Stock options exercised		1		705			(865)		(159)
Stock repurchase							(3,631)		(3,631)
Supplemental executive retirement plan				124					124
Stock-based compensation expense (5)				3,625					3,625
Net unrealized loss on investments, net of tax benefit of $13						(27)			(27)
Net change in effective portion of hedging contracts, net of tax benefit of $9						(52)			(52)
Foreign currency translation adjustment (3)						23,621			23,621
Balance, January 31, 2018	—	273	66	189,808	388,739	100,343	(208,894)	—	470,335	—
Net income/ (loss) attributable to Movado Group, Inc.					61,624				61,624	(53)
Dividends ($0.80 per share)					(18,469)				(18,469)
Adoption of new revenue recognition standard (Topic 606)					(714)				(714)
Stock options exercised		3		5,841			(876)		4,968
Joint venture purchase									-	3,748
Stock repurchase							(7,418)		(7,418)
Supplemental executive retirement plan				123					123
Stock-based compensation expense				6,042					6,042
Net unrealized loss on investments, net of tax benefit of $14						(72)			(72)
Net change in effective portion of hedging contracts, net of tax provision of $7						38			38
Prior service cost, net of tax benefit of $117						(420)			(420)
Conversion of Class A Stock to Common Stock		1	(1)						-
Foreign currency translation adjustment (3)						(19,382)			(19,382)	26
Balance, January 31, 2019	—	277	65	201,814	431,180	80,507	(217,188)	—	496,655	3,721
Net income/ (loss) attributable to Movado Group, Inc.					42,699			107	42,806	(427)
Dividends ($0.80 per share)					(18,400)				(18,400)
Stock options exercised		2		154			(1,422)		(1,266)
Joint venture purchase								614	614
Stock repurchase							(4,199)		(4,199)
Supplemental executive retirement plan				132					132
Stock-based compensation expense				6,373					6,373
Net unrealized gain in investments, net of tax provision of $2						5			5
Amortization of prior service cost, net of tax provision of $15						53			53
Net actuarial loss arising during period, net of tax benefit of $15						(52)			(52)
Foreign currency translation adjustment (3)						4,537		(14)	4,523	(129)
Balance, January 31, 2020	$—	$279	$65	$208,473	$455,479	$85,050	$(222,809)	$707	$527,244	$3,165

(1)	Each share of common stock is entitled to one vote per share on all matters submitted to a vote of the shareholders.
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

(3)	The currency translation adjustment is not adjusted for income taxes to the extent that it relates to permanent investments of earnings in international subsidiaries.
(4)	Due to the early adoption of ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”.
(5)	Stock-based compensation expense in fiscal 2018 includes $1.2 million related to the Company’s cost savings initiatives.

See Notes to Consolidated Financial Statements

NOTES TO MOVADO GROUP, INC.’S CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Movado Group, Inc. (together with its subsidiaries, the “Company”) designs, sources, markets and distributes quality watches with prominent brands across most price categories of the watch industry. In fiscal 2020, the Company marketed the following distinct brands of watches: Movado, Concord, Ebel, Olivia Burton, Coach, Tommy Hilfiger, HUGO BOSS, Lacoste, Scuderia Ferrari and Rebecca Minkoff/Uri Minkoff. On October 1, 2018, the Company acquired all the outstanding equity interests of MVMT Watches, Inc., the owner of the MVMT global aspirational lifestyle brand (“MVMT”). The Company also designs, sources, markets and distributes jewelry and other accessories under certain of its brands.

Movado (with the exception of certain Movado collections, including Movado BOLD), Ebel and Concord watches are manufactured in Switzerland by independent third-party assemblers using Swiss movements and other parts sourced by the Company’s Swiss operations. Movado smart watches include connected technology licensed from third parties that also provide end users with the necessary applications and cloud services. All of the Company’s products are manufactured using components obtained from third party suppliers. Certain Movado collections of watches, including Movado BOLD, are manufactured by independent contractors in Asia using Swiss movements. Coach, HUGO BOSS, Lacoste, Olivia Burton, MVMT, Rebecca Minkoff and Uri Minkoff, Scuderia Ferrari and Tommy Hilfiger watches are manufactured by independent contractors in Asia and the licensed brands smart watches include connected technology licensed from a third party. The Company’s jewelry and other accessories are manufactured by independent contractors in Asia and, to a lesser extent, the United States.

In addition to its sales to trade customers and independent distributors, the Company sells directly to consumers via its e-commerce platforms and also operates 45 retail outlet locations throughout the United States and two in Canada, through which it sells current and discontinued models and factory seconds of all of the Company’s watches.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated. To the extent a subsidiary is not wholly-owned, any related noncontrolling interests are included as a separate component of Shareholders’ Equity.

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

The Company’s trade customers include department stores, jewelry store chains and independent jewelers. All of the Company’s watch brands are also marketed outside the U.S. through a network of independent distributors. Accounts receivable are stated net of doubtful accounts, returns and allowances of $25.5 million, $23.8 million, and $21.6 million at January 31, 2020, 2019 and 2018, respectively. Additionally, $2.2 million, $2.2 million and $2.3 million of receivables and allowances were recorded in non-current assets as of January 31, 2020, 2019 and 2018, respectively. Accounts receivable are also stated net of co-operative advertising allowances of $8.6 million, $9.4 million, and $9.4 million at January 31, 2020, 2019, and 2018, respectively. Co-operative advertising allowances are credits taken by the customer at a future date on previously executed co-operative advertising.

The Company’s concentrations of credit risk arise primarily from accounts receivable related to trade customers during the peak selling seasons. The Company has significant accounts receivable balances due from major national chain and department stores. The Company’s results of operations could be materially adversely affected in the event any of these customers or a group of these customers defaulted on all or a significant portion of their obligations to the Company as a result of financial difficulties. As of January 31, 2020, except for those accounts provided for in the allowance for doubtful accounts, the Company knew of no situations with any of the Company’s major customers which would indicate any such customer’s inability to make its required payments.

No single customer accounted for more than 10% of net sales during any of the years in the three-year period ended January 31, 2020.  No single customer accounted for more than 10% of the Company’s account receivable balance at January 31, 2020 or 2019.

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

Determination of the fair value of a reporting unit and the fair value of individual assets and liabilities of a reporting unit is based on management’s assessment, including the consideration of independent third-party appraisals when necessary. Furthermore, this determination is subjective in nature and involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the amount of any such charge. Estimates of fair value are primarily determined using discounted cash flows, market comparisons, and recent transactions. These approaches use significant estimates and assumptions, including projected future cash flows, discount rates, growth rates, and determination of appropriate market comparisons. Fair value determinations require considerable judgement and are sensitive to changes in underlying assumptions, estimates and market factors. If the Company’s current assumptions and estimates are not met, or if valuation factors outside of its control change unfavorably, the estimated fair value of its goodwill could be adversely affected, leading to a potential impairment in the future.

At November 1, 2019 and 2018, the Company evaluated goodwill for impairment. There were no indicators of impairment under this analysis and, accordingly, no impairment charge was recorded in fiscal 2020 or in fiscal 2019, respectively.

Intangibles

Intangible assets consist primarily of trade names, customer relationships and trademarks. In accordance with applicable guidance, the Company estimates and records the fair value of purchased intangible assets at the time of their acquisition. The fair values of these intangible assets are estimated based on independent third-party appraisals. Finite-lived intangible assets are amortized over their respective estimated useful lives, which range from three to ten years, and are evaluated for impairment periodically and whenever events or changes in circumstances indicate that their related carrying values may not be fully recoverable. Estimates of fair value for finite-lived intangible assets are primarily determined using discounted cash flow analysis of such assets, with consideration of market comparisons and recent transactions. This approach uses significant estimates and assumptions, including projected future cash flows, discount rates and growth rates. In addition to goodwill, the Company assesses intangible assets for impairments whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company determined that there was no impairment in fiscal 2020 or in fiscal 2019, respectively.

Noncontrolling Interest

Redeemable noncontrolling interests in subsidiaries that are redeemable for cash or other assets outside of the Company’s control are classified as mezzanine equity, outside of equity and liabilities, at the greater of the carrying value or the redemption value. The increases and decreases in the redemption amount are recorded with corresponding adjustments against the Capital in excess of par value and are reflected in the computation of earnings per share using the two-class method.

Noncontrolling interest is recognized as equity in the Company’s consolidated balance sheets and represents ownership interests in the Company’s subsidiaries held by third parties.

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

The Company performs an impairment review of its long-lived assets, once events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. When such a determination has been made, management compares the carrying value of the asset groups with their estimated future undiscounted cash flows. If it is determined that an impairment has occurred, the fair value of the asset group is determined and compared to its carrying value. The excess of the carrying value over the fair value, if any, is recognized as a loss during that period. The impairment is calculated as the difference between asset carrying values and the fair value of the long-lived assets. No impairment charge was recorded in fiscal 2020 or in fiscal 2019, respectively.

Derivative Financial Instruments

The Company accounts for its derivative financial instruments in accordance with the accounting guidance which requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. A significant portion of the Company’s purchases are denominated in Swiss Francs and, to a lesser extent, the Japanese Yen. The Company also sells to third-party customers in a variety of foreign currencies, most notably the Euro, Swiss Francs and the British Pound. The Company reduces its exposure to the Swiss Franc, Euro, British Pound, Chinese Yuan and Japanese Yen exchange rate risks through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. The earnings impact is mostly offset by the effects of currency movements on the underlying hedged transactions.

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

Revenue Recognition

Wholesale revenue is recognized and recorded when a contract is in place, obligations under the terms of a contract with the customer are satisfied and control is transferred to the customer. Such revenue is measured as the ultimate amount of consideration the Company expects to receive in exchange for transferring goods including variable consideration.  Direct to consumer and after-sales service revenue is recognized at time of register receipt or delivery to customer. The Company records estimates of variable consideration, which includes sales returns, markdowns, volume-based programs and sales and cash discount allowances as a reduction of revenue in the same period that the sales are recorded. These estimates are based upon the expected value method considering all reasonably available information including historical analysis, customer agreements and/or currently known factors that arise in the normal course of business. Returns, discounts and allowances have historically been within the Company’s expectations and the provisions established. The future provisional rates may differ from those experienced in the past. The Company considers transfer of control to take place either when the goods ship or when goods are delivered depending on the shipping terms in the contract. Factors considered in the transfer of control include the right to payment, transfer of legal title, physical possession and customer acceptance of the goods and whether the significant risks and rewards for the goods belong with the customer. Taxes imposed by governmental authorities on the Company's revenue-producing activities with customers, such as sales taxes and value added taxes, are excluded from net sales.

The Company’s sale of smart watches contains multiple performance obligations. The Company allocates revenue to each performance obligation using the relative standalone selling price method. The Company determines the standalone selling prices based on the prices charged to customers. Amounts allocated to the delivered smart watch collections and the related essential software are recognized at the time of sale. The Company’s smart watch collections have been available in limited quantities and in limited distribution, and, as a result, the amounts related to cloud service and app updates were immaterial to all periods presented and thereby recognized at time of sale.

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

Marketing expenditures are based principally on overall strategic considerations relative to maintaining or increasing market share in markets that management considers to be crucial to the Company’s continued success as well as on general economic conditions in the various markets around the world in which the Company sells its products. Marketing expenses include salaries, various forms of media advertising, digital advertising (including social media), customer acquisition costs and co-operative advertising with customers and distributors and other point of sale marketing and promotion spending.

Selling expenses consist primarily of salaries, sales commissions, salesforce travel and related expenses, credit card fees, depreciation and amortization, expenses associated with the Company’s annual worldwide customer conference, and other industry trade shows and operating costs incurred in connection with the Company’s retail business. Sales commissions vary with overall sales levels. Retail selling expenses consist primarily of payroll and related expenses and store occupancy costs.

Distribution expenses consist of costs of running distribution centers and customer service, and include primarily salaries, rental and other occupancy costs, security, depreciation and amortization of furniture and leasehold improvements and shipping supplies.

General and administrative expenses consist primarily of salaries and other employee compensation including performance-based compensation, employee benefit plan costs, office rent, management information systems costs, professional fees, bad debts, depreciation and amortization of furniture, computer software, leasehold improvements, amortization of finite-lived intangible assets, patent and trademark expenses and various other general corporate expenses.

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

Warranty liability, included in accrued liabilities in the consolidated balance sheets, and activity for the fiscal years ended January 31, 2020, 2019 and 2018 was as follows (in thousands):

	2020	2019	2018
Balance, beginning of year	$2,703	$3,288	$2,728
Provision charged to operations	2,203	2,249	2,845
Settlements made	(2,272)	(2,834)	(2,285)
Balance, end of year	$2,634	$2,703	$3,288

Pre-opening Costs

Marketing and administrative costs associated with the opening of retail stores are expensed in the period incurred.

Marketing

The Company expenses the production costs of an advertising campaign at the commencement date of the advertising campaign. Included in marketing expenses are costs associated with co-operative advertising, media advertising, digital advertising, customer acquisition costs, production costs, costs of point of sale materials and displays and internal payroll related costs. These costs are recorded as SG&A expenses. The Company participates in co-operative advertising programs on a voluntary basis and receives a “separately identifiable benefit in exchange for the consideration.” Since the amount of consideration paid to the retailer does not exceed the fair value of the benefit received by the Company, these costs are recorded as SG&A expenses as opposed to being recorded as a reduction of revenue. Marketing expense for fiscal 2020, 2019 and 2018 was $135.3 million, $108.2 million and $73.1 million, respectively.

Included in other current assets and non-current assets in the consolidated balance sheets are the costs of certain prepaid advertising, including principally product displays and point of sale materials and to a lesser extent licensing agreements and sponsorships. Prepaid advertising accounted for $7.5 million and $5.4 million in other current assets at January 31, 2020 and 2019, respectively. Prepaid advertising accounted for $2.5 million and $1.5 million in other non-current assets at January 31, 2020 and 2019, respectively.

Shipping and Handling Costs

Amounts charged to customers for shipping and handling were $2.5 million, $2.2 million and $1.8 million for fiscal years 2020, 2019 and 2018, respectively. The costs related to shipping and handling were $12.8 million, $9.8 million and $5.2 million for fiscal years 2020, 2019 and 2018, respectively. The amounts charged and incurred by the Company related to shipping and handling are included in net sales and cost of goods sold, respectively.

Collaborative Arrangement

The Company participates in a collaborative arrangement with Rebecca Minkoff, LLC relating to the Rebecca Minkoff and Uri Minkoff brand names. Both parties to the arrangement are active participants in the collaboration and are exposed to significant risks and rewards dependent on the commercial success of the activities. The arrangement involves various activities including the design, development, distribution and marketing of watches under the brand names. Amounts due between the parties to the arrangement related to sales and related activities are recorded in the Company’s cost of sales while those amounts related to general and administrative activities are recorded as an adjustment to selling, general and administrative expenses. The Company generated immaterial revenues and incurred immaterial expenses under its collaborative arrangement during fiscal 2020, 2019 and 2018, respectively.

Income Taxes

The Company, under ASC Topic 740, follows the asset and liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax laws and tax rates in each jurisdiction where the Company operates and applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date. In addition, the amounts of any future tax benefits are reduced by a valuation allowance to the extent such benefits are not expected to be realized on a more-likely-than-not basis. The Company calculates estimated income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for both book and tax purposes.

The Company follows guidance for accounting for uncertainty in income taxes. This guidance clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. This guidance also provides guidance for de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions.

The 2017 Tax Act signed into law on December 22, 2017 significantly changed existing U.S. corporate income tax laws by, among other things, lowering the corporate tax rate from 35% to 21%, limiting the deductibility of interest expense and executive compensation, implementing a modified territorial tax system, and imposing a one-time mandatory deemed Transition Tax on undistributed foreign earnings which have not been previously taxed. The SEC also issued SAB 118 which allowed the Company to record provisional amounts related to the 2017 Tax Act and provided a measurement period of up to one year from the enactment date for companies to complete their accounting under ASC Topic 740. Under SAB 118, the Company elected to account for the tax on GILTI as a period cost and therefore has not recorded deferred taxes related to GILTI.

Comparable Stores Sales

The Company considers comparable outlet store sales to be sales of stores that were open as of February 1st of the prior fiscal year through January 31st of the current fiscal year. The Company had 39 comparable outlet stores for the year ended January 31, 2020. The sales from stores that have been relocated, renovated or refurbished are included in the calculation of comparable store sales. The method of calculating comparable store sales varies across the retail industry. As a result, the Company’s method for the calculation of comparable store sales may not be the same as measures used or reported by other companies.

Earnings Per Share

The Company presents net income/(loss) attributable to Movado Group, Inc. after adjusting for noncontrolling interests, as applicable, per share on a basic and diluted basis. Basic earnings per share is computed using weighted-average shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of shares outstanding adjusted for dilutive common stock equivalents.

The number of shares used in calculating basic and diluted earnings (loss) per share is as follows (in thousands):

		Fiscal Years Ended January 31,
	2020	2019	2018
Weighted average common shares outstanding:
Basic	23,123	23,197	23,073
Effect of dilutive securities:
Stock awards and options to purchase shares of common stock	174	403	—
Diluted	23,297	23,600	23,073

For the fiscal years ended January 31, 2020, 2019 and 2018, approximately 447,000, 81,000 and 796,000 respectively, of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. For the fiscal year ended January 31, 2018, the Company also had approximately 199,000 stock options outstanding that could potentially dilute earnings per share in future periods that were excluded from the computation of diluted EPS because their effect would have been anti-dilutive given the net loss during the period.

Stock-Based Compensation

The Company utilizes the Black-Scholes option-pricing model which requires that certain assumptions be made to calculate the fair value of each option at the grant date. The expected life of stock option grants is determined using historical data and represents the time period during which the stock option is expected to be outstanding until it is exercised. The risk-free interest rate is based on the U.S. treasury note interest rate in effect on the date of grant for the expected life of the stock option. The expected stock price volatility is derived from historical volatility and calculated based on the estimated term structure of the stock option grant. The expected dividend yield is calculated using the Company’s historical average of annualized dividend yields and applied over the expected term of the option. Management monitors stock option exercises and employee termination patterns to estimate forfeitures rates within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.

In addition to stock options, the Company may also grant stock awards to employees and directors. The stock awards are generally in the form of time-vesting restricted stock unit awards (pursuant to which unrestricted shares of Common Stock are issued to the grantee when the award vests) or performance-based awards (under which vesting occurs only if one or more predetermined financial goals are achieved within the relevant performance period); both are subject to the participant’s continued employment (or board service) with the Company through such vesting date. Stock awards generally are cliff-vested after three years from the date of grant (one year in the case of directors’ awards). The fair value of stock awards is equal to the closing price of the Company’s publicly-traded common stock on the grant date.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) attributable to the Movado Group, Inc. and other gains and losses that are not included in net income (loss), but are recorded directly in the consolidated statements of shareholders’ equity, such as the unrealized gains and losses on the translation of the assets and liabilities of the Company’s foreign operations, unrealized gains or losses on available for sale securities and prior service costs actuarial gains (losses) associated with pension benefits, net of tax, that have not been recognized as components of net periodic benefit cost.

Reclassifications

Certain reclassifications have been made to the fiscal 2018 consolidated financial statement amounts and related note disclosures to conform to fiscal 2019 presentation. The Company reclassified restricted cash to cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows in accordance with ASU 2016-18, “Statement of Cash Flows (Topic 230) — Restricted Cash”.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to general principles in “Income Taxes (Topic 740)”. It also clarifies and amends existing guidance to improve consistent application. The guidance is effective for fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of the adoption of this standard on its related disclosures.

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”, which modifies the disclosure requirements in ASC 820, Fair Value Measurement. This guidance is effective for fiscal years beginning after December 15, 2019, which will be the Company’s first quarter of fiscal 2021, with early adoption permitted. The Company does not expect this standard to have a material impact on the Company’s consolidated financial statements.

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

In August 2017, the FASB issued ASU 2017-12. ASU 2017-12 amends and simplifies hedge accounting guidance in order to enable entities to better portray the economics of their risk management activities. The Company adopted ASU 2017-12 on February 1, 2019, the first day of fiscal 2020. The adoption of the standard did not have an impact on the Company's consolidated financial statements.

The Company adopted ASU 2016-02, “Leases”, which was further modified in ASU No. 2018-10, “Codification Improvements to Topic 842, Leases”, ASU No. 2018-11, “Leases (Topic 842) Targeted Improvements” and ASU No. 2019-01 “Leases (Topic 842) Codification Improvements” on February 1, 2019, the first day of fiscal 2020, using the modified retrospective approach and accordingly the Company recognized a cumulative effect adjustment in the first quarter of fiscal 2020, rather than restating any prior periods. The Company has elected to use the package of practical expedients permitted under the transition guidance, which does not require reassessment of prior conclusions related to contracts containing a lease, lease classification and initial direct costs for any expired or existing leases. The transition practical expedient allows Companies to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than the earliest period presented. The adoption did not result in any adjustments to the opening balance of retained earnings.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and subsequently issued additional guidance that modified ASU 2016-13. This standard introduces a forward-

looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This may result in the earlier recognition of allowance for losses. This guidance is effective for fiscal years beginning after December 15, 2019, which will be the Company’s first quarter of fiscal 2021, with early adoption permitted. The Company does not expect this standard to have a material impact on the Company’s consolidated financial statements.

NOTE 3 – ACQUISITIONS

Australia

On November 22, 2019, the Company entered into an agreement and formed a joint venture with GDL Accessories PTY Ltd. (“GDL”), an Australian based company. The agreement established a joint venture, MGDL Distribution Pty Ltd (“MGDL”), and set out the terms in which both parties will govern their relationship as shareholders of MGDL, and terms on which the joint venture will be managed.

The joint venture was formed to more cost effectively market and distribute Movado products to customers in Australia and in New Zealand (GDL was sole distributor prior to agreement).

The Company contributed $0.9 million Australian dollars, or $0.6 million US dollars to the joint venture and is a 51% interest holder. The Company controls all of the significant participating rights of the joint venture. As the Company controls all of the significant participating rights of the joint venture and is the majority interest holder in MGDL, the assets, liabilities and results of operations of the joint venture are consolidated and included in the Company’s consolidated financial statements. GDL’s interest is reflected in Net income attributable to noncontrolling interest in the Consolidated Statements of Operations and Noncontrolling interest in the Consolidated Balance Sheets. As of January 31, 2020, all amounts in the consolidated financial statements related to MGDL were immaterial.

City Time

On December 3, 2018, the Company acquired 51% of City Time Distribucion, S.L.U, (“City Time”), the Company’s distributor in Spain, and simultaneously signed a joint venture agreement. The purchase price was $4.2 million Euros, or $4.8 million, net of cash acquired, and was funded with cash on hand. The results of City Time have been included in the consolidated financial statements since the date of acquisition within the International locations of the Watch and Accessory Brands segment. Of the total purchase consideration, there were no material amounts allocated to assets acquired and liabilities assumed.

Pursuant to the joint venture agreement, the noncontrolling interest holder has the right to sell its interest in City Time to the Company on two specific dates in the future. The noncontrolling interest is not redeemable until such dates. The Company will adjust the carrying value of the redeemable interest to the redemption amount assuming it was redeemable at the balance sheet date. At January 31, 2020, the Company concluded that the remeasurement adjustment is immaterial. If the noncontrolling interest holder does not exercise its right to sell its interest in City Time to the Company, the Company nevertheless has the option to purchase the noncontrolling interest holder’s interest on each of the same two dates and at the same price as would have applied if the noncontrolling interest holder had exercised its sale option.

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

The results of the MVMT brand have been included in the consolidated financial statements since the date of acquisition within the U.S. and International locations of the Watch and Accessory Brands segment. For the fiscal year ended January 31, 2020 and 2019, consolidated operating income included $4.6 million and $14.4 million, respectively, of expenses primarily related to acquisition costs, amortization of acquired intangible assets and adjustments in acquisition accounting, as a result of the Company’s acquisition of MVMT.

The acquisition was accounted for in accordance with FASB Topic ASC 805-Business Combinations, which requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.

The following table summarizes the fair value of the assets acquired and liabilities assumed as of the October 1, 2018, acquisition date (in thousands):

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

The contingent purchase price liability had been remeasured at July 31, 2019 to $1.9 million and to zero at January 31, 2020. Of the $16.9 million decrease in the liability, $15.4 million is included in non-operating income (portion of contingent consideration allocated to purchase price) in the Consolidated Statements of Operations for the year ended January 31, 2020, and $0.5 million and $1.0 million are reflected as a reduction of deferred compensation (portion of contingent consideration allocated to deferred compensation based on future service requirements) within other current assets and other non-current assets, respectively, in the Consolidated Balance Sheets. In connection with the remeasurement of the contingent consideration during the fiscal year ended January 31, 2020, the Company assessed the undiscounted cash flows associated with the long-lived assets pertaining to MVMT. Current estimates indicate that carrying amounts are expected to be recovered. The undiscounted cash flows related to the MVMT long-lived assets as of January 31, 2020 exceeded the carrying value by approximately 33%. Given the relatively small excess of fair value over carrying value, if profitability trends decline during fiscal 2021 from those that are expected, it is possible that a triggering event test, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, could result in an impairment of these assets. Refer to Note 8 for further discussion of fair value measurements.

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

	Fiscal Year Ended January 31,
	2020	2019 (1)
(In thousands, except per share data)	(Unaudited)
Net sales	$700,966	$712,587
Net income attributable to Movado Group, Inc.	$42,699	$56,995
Basic income per share:
Net income per share attributable to Movado Group, Inc.	$1.85	$2.46
Diluted income per share:
Net income per share attributable to Movado Group, Inc.	$1.83	$2.42

(1)	Includes non-recurring transaction costs of $7.0 million associated with the acquisition.

Olivia Burton

On July 3, 2017, the Company, through a wholly-owned U.K. subsidiary, acquired JLB Brands Ltd. (“JLB”), the owner of the Olivia Burton brand, which was one of the United Kingdom’s fastest growing fashion watch and jewelry brands, for $78.2 million, or £60.0 million in cash, subject to working capital and other closing adjustments. After giving effect to the closing adjustments, the purchase price was $79.0 million, or £60.7 million, net of cash acquired of $5.9 million, or £4.5 million. The acquisition was funded with cash on hand of the Company’s non-U.S. subsidiaries, and no debt was assumed in the acquisition. The acquisition added a new brand with significant global growth potential to the Company’s portfolio.

The results of JLB’s operations have been included in the consolidated financial statements since the date of acquisition within the International locations of the Watch and Accessory Brands segment. In the Watch and Accessory Brands segment, for the fiscal year ended January 31, 2020, 2019 and 2018, operating income included $2.8 million, $2.9 million and $6.8 million, respectively, of expenses primarily related to transaction costs and adjustments in acquisition accounting, as a result of the Company’s purchase of JLB.

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

During fiscal 2020, there were no events or changes in circumstances which indicate, in management’s judgement, that the carrying value of the Olivia Burton assets may not be recoverable.

Goodwill and Intangible Assets

The changes in the carrying amount of goodwill during the fiscal years ended January 31, 2020, 2019 and 2018 are as follows (in thousands):

	MVMT (1)	City Time (2)	JLB (2)	Total
Balance at January 31, 2018	$—	$—	$60,269	$60,269
Acquisition of MVMT	77,542	—	-	77,542
Acquisition of City Time	—	2,833	-	2,833
Foreign exchange impact	—	18	(4,629)	(4,611)
Balance at January 31, 2019	77,542	2,851	55,640	136,033
Foreign exchange impact	—	(88)	421	333
Balance at January 31, 2020	$77,542	$2,763	56,061	136,366
(1)	Goodwill associated with the MVMT brand is included in the United States locations of the Watch and Accessory Brands segment.
(2)	Goodwill associated with City Time and JLB are included in the International locations of the Watch and Accessory Brands segment.

At November 1, 2019, the Company evaluated goodwill for impairment. There were no indicators of impairment under this analysis and, accordingly, no impairment charge was recorded in fiscal 2020.

The changes in the carrying amount of other intangible assets during the fiscal years ended January 31, 2020, 2019 and 2018 are as follows (in thousands):

	Trade names	Customer relationships	Other (1)	Total
Weighted Average Amortization Period (in years)	10	7	9
Balance at January 31, 2017	$—	$—	$1,633	$1,633
Acquisition of JLB	12,797	8,618	—	21,415
Additions	—	—	556	556
Amortization	(781)	(876)	(434)	(2,091)
Foreign exchange impact	1,080	715	(184)	1,611
Balance at January 31, 2018	13,096	8,457	1,571	23,124
Acquisition of MVMT	24,700	4,200	28	28,928
Acquisition of City-Time	—	1,672	—	1,672
Additions	—	—	492	492
Amortization	(2,126)	(1,628)	(597)	(4,351)
Foreign exchange impact	(899)	(520)	(263)	(1,682)
Balance at January 31, 2019	34,771	12,181	1,231	48,183
Additions	—	—	255	255
Amortization	(3,723)	(1,991)	(377)	(6,091)
Foreign exchange impact	27	(36)	21	12
Balance at January 31, 2020	$31,075	$10,154	$1,130	$42,359

(1)	Other includes fees paid related to trademarks and non-compete agreement related to Olivia Burton brand.

The estimated future amortization expense during each of the next five fiscal years is as follows:

For the fiscal year ending January 31,	(in thousands)
2021	$6,079
2022	6,013
2023	5,980
2024	5,105
2025	4,483
Thereafter	14,699
Total estimated future amortization expense	$42,359

NOTE 4 – INVENTORIES

Inventories consisted of the following (in thousands):

	As of January 31,
	2020	2019
Finished goods	$125,603	$123,947
Component parts	41,708	39,752
Work-in-process	4,095	1,612
	$171,406	$165,311

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

A summary of the components of property, plant and equipment and their estimated useful lives is as follows (in thousands):

	As of January 31,
	2020	2019	Estimated Useful Lives
Land and buildings	$1,212	$1,176	40 years for buildings
Furniture and equipment	56,800	52,314	4 to 10 years
Computer software	34,151	33,289	5 to 10 years
Leasehold improvements	38,155	36,727	Lesser of lease term or useful life
Design fees and tooling costs	2,867	2,250	3 years
	133,185	125,756
Less: Accumulated depreciation and amortization	(103,947)	(99,689)
Property, plant and equipment, net	$29,238	$26,067

Depreciation and amortization expense from operations related to property, plant and equipment for fiscal 2020, 2019 and 2018 was $10.1 million, $9.4 million and $11.8 million, respectively, which includes computer software amortization expense for fiscal 2020, 2019 and 2018 of $2.4 million, $3.2 million and $3.6 million, respectively.

NOTE 6 – DEBT AND LINES OF CREDIT

On October 12, 2018, the Company, together with Movado Group Delaware Holdings Corporation, Movado Retail Group, Inc. and Movado LLC (together with the Company, the “U.S. Borrowers”), each a wholly-owned domestic subsidiary of the Company, and Movado Watch Company S.A. and MGI Luxury Group S.A. (collectively, the “Swiss Borrowers” and, together with the U.S. Borrowers, the “Borrowers”), each a wholly-owned Swiss subsidiary of the Company, entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with the lenders party thereto and Bank of America, N.A. as administrative agent (in such capacity, the “Agent”). The Credit Agreement amends and restates the Company’s prior credit agreement dated as of January 30, 2015 (the “Prior Credit Agreement”) and extends the maturity of the $100.0 million senior secured revolving credit facility (the “Facility”) provided thereunder to October 12, 2023. The Facility includes a $15.0 million letter of credit subfacility, a $25.0 million swingline subfacility and a $75.0 million sublimit for borrowings by the Swiss Borrowers, with provisions for uncommitted increases to the Facility of up to $50.0 million in the aggregate subject to customary terms and conditions.

As of January 31, 2020, and January 31, 2019, there were 50.0 million in Swiss Francs for both periods (with a dollar equivalent of $51.9 million and $50.3 million, respectively), in loans outstanding under the Facility. Availability under the Facility was reduced by the aggregate number of letters of credit outstanding, issued in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at both January 31, 2020 and January 31, 2019. At January 31, 2020, the letters of credit have expiration dates through June 1, 2020. As of January 31, 2020, and January 31, 2019, availability under the Facility was $47.8 million and $49.4 million, respectively.

The Company had weighted average borrowings under the Facility of $51.1 million and $15.8 million, with a weighted average interest rate of 1.00% and 1.25% during fiscal 2020 and 2019, respectively.

Borrowings under the Credit Agreement bear interest at rates based on either LIBOR or a specified base rate, as selected periodically by the Company. The LIBOR-based loans bear interest at LIBOR plus a spread ranging from 1.00% to 1.75% per annum and the base rate loans bear interest at the base rate plus a spread ranging from 0% to 0.75% per annum, with the spread in each case being based on the Company’s consolidated leverage ratio (as defined in the Credit Agreement). As of January 31, 2020, the Company’s spreads were 1.25% over LIBOR and 0.25% over the base rate. As of January 31, 2019, the Company’s spreads were 1.00% over LIBOR and 0% over the base rate. Prior to October 12, 2018, borrowings under the Prior Credit Agreement bore interest at LIBOR plus a spread ranging from 1.25% to 1.75% per annum or at a base rate plus a spread ranging from 0.25% to 0.75% per annum, with the spread in each case being based on the Company’s consolidated leverage ratio. Under the Credit Agreement, the Company also agreed to pay certain fees and expenses, included in interest expense in the consolidated statements of operations, and to provide certain indemnities, all of which are customary for such financings.

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

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified maturity with a Swiss bank. As of January 31, 2020, and 2019, these lines of credit totaled 6.5 million Swiss Francs for both periods, with a dollar equivalent of $6.7 million and $6.5 million, respectively. As of January 31, 2020, and 2019, there were no borrowings against these lines. As of January 31, 2020, and 2019, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.2 million in various foreign currencies, of which $0.6 million and $0.5 million, respectively, was a restricted deposit as it relates to lease agreements.

During fiscal 2019, the Company incurred and capitalized $0.7 million of fees related to the amendment. These fees, along with the unamortized fees of $0.3 million paid related to the base Credit Agreement, are being amortized on a straight-line basis over 60 months, the revised term of the Facility, and are included in other non-current assets on the consolidated balance sheets.

Cash paid for interest, including unused commitment fees, during fiscal 2020, 2019 and 2018 was $0.7 million, $0.5 million and $1.2 million, respectively.

NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS

As of January 31, 2020, the Company’s entire net forward contracts hedging portfolio consisted of 42.1 million Chinese Yuan equivalent, 22.0 million Swiss Francs equivalent, 17.9 million US dollars equivalent, 29.9 million Euros equivalent and 4.4 million British Pounds equivalent with various expiry dates ranging through July 8, 2020. These forward contracts are not designated as qualified hedges in accordance with ASC 815, Derivatives and Hedging, and, therefore, changes in the fair value of these derivatives are recognized in earnings in the period they arise. Net gains or losses related to these forward contracts are included in cost of sales, selling and general and administrative expenses in the Consolidated Statements of Operations. The cash flows related to these foreign currency contracts are classified in operating activities.

See Note 8 for fair value and presentation in the Consolidated Balance Sheets for derivatives.

For the year ended January 31, 2020, the Company did not have any cash flow hedges.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of January 31, 2020 and 2019 (in thousands):

		Fair Value at January 31, 2020
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$184	$—	$—	$184
Short-term investment	Other current assets	156	—	—	156
SERP assets - employer	Other non-current assets	988	—	—	988
SERP assets - employee	Other non-current assets	45,256	—	—	45,256
Defined benefit plan assets (1)	Other non-current liabilities	—	—	24,227	24,227
Hedge derivatives	Other current assets	—	347	—	347
Total		$46,584	$347	$24,227	$71,158
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$45,264	$—	$—	$45,264
Contingent consideration	Other non-current liabilities	—	—	—	—
Total		$45,264	$—	$—	$45,264

		Fair Value at January 31, 2019
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$177	$—	$—	$177
Short-term investment	Other current assets	155	—	—	155
SERP assets - employer	Other non-current assets	860	—	—	860
SERP assets - employee	Other non-current assets	38,170	—	—	38,170
Defined benefit plan assets (1)	Other non-current liabilities	—	—	33,223	33,223
Hedge derivatives	Other current assets	—	22	—	22
Total		$39,362	$22	$33,223	$72,607
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$38,170	$—	$—	$38,170
Hedge derivatives	Accrued liabilities	—	156	—	156
Contingent consideration	Other non-current liabilities	—	—	16,718	16,718
Total		$38,170	$156	$16,718	$55,044

(1)	See Note 16 for a discussion of the fair value of the assets held in the Company’s defined benefit plan in Switzerland.

The fair values of the Company’s available-for-sale securities are based on quoted prices. The fair value of the short-term investment, which is a guaranteed investment certificate, is based on its purchase price plus one half of a percent calculated annually. The assets related to the Company’s defined contribution supplemental executive retirement plan (“SERP”) consist of both employer (employee unvested) and employee assets which are invested in investment funds with fair values calculated based on quoted market prices. The SERP liability represents the Company’s liability to the employees in the plan for their vested balances. The hedge derivatives are entered into by the Company principally to reduce its exposure to Swiss Franc and Euro exchange rate risks. Fair values of the Company’s hedge derivatives are calculated based on quoted foreign exchange rates and quoted interest rates. The carrying amount of debt approximated fair value as of January 31, 2020 and January 31, 2019, due to the availability and floating rate for similar instruments.

The Company sponsors a pension plan in Switzerland which was amended to a defined benefit plan effective December 31, 2018. The plan covers certain international employees and is based on years of service and compensation on a career-average pay basis. The assets within the plan are classified as a Level 3 asset within the fair value hierarchy and consist of an investment in pooled assets and include separate employee accounts that are invested in equity securities, debt securities and real estate. The values of the separate accounts invested are based on values provided by the administrator of the funds that cannot be readily derived from or corroborated by observable market data. The value of the assets is part of the funded status of the defined benefit plan and included in other non-current liabilities in the consolidated balance sheets at January 31, 2020 and January 31, 2019.

The contingent purchase price liability related to the acquisition of MVMT Watches, Inc., owner of the MVMT brand, is considered a Level 3 liability. This liability is measured using a Monte Carlo simulation with key assumptions that include revenue and brand EBITDA, (as defined in the acquisition agreement) of the acquired business during the earn-out period, volatilities, estimated discount rates, risk-free rate, and correlation. The liability is revalued each reporting period after the acquisition and increases or decreases in the fair value of the liability are recorded in the Consolidated Statements of Operations. Changes in fair value can result from the estimated achievement of the revenue and brand EBITDA performance hurdles, and movements in discount rates, volatilities, and the other key assumptions. The inputs and assumptions are not observable in the market but reflect the assumptions the Company believes would be made by a market participant. The possible outcomes for the contingent consideration range from $0 to $100 million on an undiscounted basis. As a result, changes in the estimated fair value of the contingent consideration over time may result in significant volatility in the Company’s reported earnings.

Based on updated revenue and EBITDA (as defined in the acquisition agreement) performance expectations during the earn-out period for MVMT, the Company remeasured the contingent consideration to $1.9 million at July 31, 2019 and to zero at January 31, 2020. Of the $16.9 million decrease in the liability, $15.4 million is included in non-operating income (portion of contingent consideration allocated to purchase price) in the Consolidated Statements of Operations for the year ended January 31, 2020, and 0.5 million and $1.0 million are reflected as a reduction of deferred compensation (portion of contingent consideration allocated to deferred compensation based on future service requirements) within other current assets and other non-current assets, respectively, in the Consolidated Balance Sheets. As the remeasurement is not a direct benefit realized from operating the MVMT business, the Company has recorded the change in contingent consideration within non-operating income in the Consolidated Statements of Operations and, as such, has not included it in operating income for the Watch and Accessory Brands segment. Refer to Note 18 for Segment and Geographic Information.

The following table presents the change in the Level 3 contingent purchase price liability during the twelve months ended January 31, 2020:

	Fiscal Year Ended January 31,	Fiscal Year Ended January 31,
(In thousands)	2020	2019
Balance at the beginning of the period	$16,718	$—
Acquisition of MVMT	—	16,500
Payments	—	—
Adjustments included in income before income taxes	(15,159)	—
Adjustments to deferred compensation	(1,559)	218
Ending balance	$—	$16,718

There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Licensing Agreements:

The Company has minimum commitments related to the Company’s license agreements and endorsement agreements with brand ambassadors. The Company sources, distributes, advertises and sells watches pursuant to its exclusive license agreements with unaffiliated licensors. Royalty amounts under the license agreements are generally based on a stipulated percentage of revenues, although most of these agreements contain provisions for the payment of minimum annual royalty amounts. The license agreements have various terms, and some have renewal options, provided that minimum sales levels are achieved. Additionally, the license agreements require the Company to pay minimum annual advertising amounts. As of January 31, 2020, the total amount of the Company’s minimum commitments related to its license agreements and endorsement agreements was $263.0 million, payable in the next six years.

Operating Lease Commitments:

The Company leases office, distribution, retail and manufacturing facilities, and office equipment under operating and finance leases, which expire at various dates through June 2030. Certain leases include renewal options and the payment of real estate taxes and other occupancy costs. Some leases also contain rent escalation clauses (step rents) that require additional rent amounts in the later years of the term. Rent expense for leases with step rents is recognized on a straight-line basis over the minimum lease term. Rent expense for equipment and distribution, factory and office facilities under operating and finance leases was $26.9 million, $20.2 million and $17.8 million in fiscal 2020, 2019 and 2018, respectively.

Minimum annual rentals under noncancelable operating and finance leases as of January 31, 2020, excluding real estate taxes and operating costs, are as follows (in thousands):

Fiscal Year Ending January 31,
2021	$18,399
2022	16,945
2023	14,726
2024	13,918
2025	11,343
Thereafter	36,435
$111,766

Purchase Obligations:

The Company had outstanding purchase obligations of $69.2 million with suppliers at the end of fiscal 2020 primarily for raw materials, finished watches and packaging in the normal course of business. These purchase obligation amounts do not represent total anticipated purchases but represent only amounts to be paid for items required to be purchased under agreements that are enforceable, legally binding and specify minimum quantity, price and term.

Tax:

The Company had previously recorded an obligation of $28.2 million due to the 2017 Tax Act, which was signed into law on December 22, 2017 and imposed a one-time mandatory deemed repatriation tax on cumulative undistributed foreign earnings which have not been previously taxed. The obligation, which was recorded in prior years, is payable in installments over eight years, with the first payment having been made in the second quarter of fiscal 2019.  At January 31, 2020, the Company had an outstanding obligation of $23.8 million.

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

Acquisition Related:

The purchase consideration for the MVMT business includes two future contingent payments that combined could total up to $100 million. Based on updated revenue and EBITDA (as defined in the acquisition agreement) performance expectations during the earn-out period for MVMT, the Company remeasured the contingent consideration to zero at January 31, 2020 (see Note 3 – Acquisitions and Note 8 – Fair Value Measurements).

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

On October 23, 2018, Swiss Time Watch & Jewellry GmbH (“ST Germany”) filed a lawsuit against the Company in the Superior Court of California for the County of Los Angeles. The lawsuit, which was subsequently moved to the United States District Court for the Central District of California, primarily alleged that the Company, as legal successor to MVMT Watches, Inc., failed to perform its obligations under the parties’ August 1, 2018 distribution agreement (the “ST Germany Agreement”). Under this agreement, ST Germany was granted the right, subject to certain limitations, to distribute a curated collection of MVMT watch styles in Germany.  ST Germany also alleged various related torts and statutory violations and sought specific performance of the ST Germany Agreement as well as unspecified monetary damages. In February 2019, the parties settled the matter and the lawsuit was subsequently dismissed. The settlement terms included an immaterial cash payment by the Company and certain amendments to the ST Germany Agreement, including an extension of the agreement through early fiscal 2023.

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

In addition to the above matters, as of January 31, 2020, the Company is involved in other legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition, future results of operations or cash flows.

NOTE 10 – LEASES

The Company leases certain real estate properties, vehicles and equipment in various countries around the world. Leased properties are typically used for retail, office and distribution.

The Company evaluates contractual arrangements at inception to determine if individual agreements are a lease or contain an identifiable lease component as defined by ASC 842. When evaluating contracts to determine appropriate classification and recognition under ASC 842, significant judgment may be necessary to determine, among other criteria, if an embedded leasing arrangement exists, the length of the term, classification as either an operating or financing lease and whether renewal or termination options are reasonably certain to be exercised. Lease assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. These assets and liabilities are recognized on the lease commencement date based on the present value of lease payments over the lease term calculated using the Company’s incremental borrowing rate, adjusted for the lease term and lease country, unless the implicit rate is readily determinable. Lease assets also include any upfront lease payments made and are reduced by lease incentives. The Company’s leases are classified as operating leases with remaining terms of 1 to 11 years, some of which include an option to extend or renew. If the exercise of an option to extend or renew is determined to be reasonably certain, the associated right-of-use asset and liability reflects the extended period of payments.

Lease expense for operating leases consist of both fixed and variable components. Expenses related to fixed lease payments are recognized on a straight-line basis over the lease term. Variable lease payments are generally expensed as incurred and include certain index-based changes in rent, certain non-lease components such as maintenance and other services provided by the lessor and other charges included in the lease. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The depreciable life of lease assets and leasehold improvements is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

The components of lease expense were as follows (in thousands):

Lease Expense	Consolidated Statements of Operation Location	For the Year Ended January 31, 2020
Operating lease expense	SG&A	$19,301
Short-term lease cost	SG&A	736
Variable lease cost	SG&A	9,229
Total operating lease expense		$29,266
Finance lease cost:
Amortization of right-of-use assets	SG&A	$117
Interest on lease liabilities	Interest expense	$13

The following table discloses supplemental balance sheet information for the Company’s leases (in thousands):

Leases	Consolidated Balance Sheets Location	January 31, 2020
Assets
Operating	Operating lease right-of-use assets	$89,523
Finance	Other non-current assets	$282

Liabilities
Current:
Operating	Current operating lease liabilities	$15,083
Finance	Accrued liabilities	$117
Noncurrent:
Operating	Non-current operating lease liabilities	$81,877
Finance	Other non-current liabilities	$170

The following table discloses the weighted-average remaining lease term and weighted-average discount rate for the Company's leases:

Lease Term and Discount Rate	January 31, 2020
Weighted-average remaining lease term - in years
Operating leases	7.4
Finance leases	2.4
Weighted-average discount rate:
Operating leases	3.71%
Finance leases	3.86%

Future minimum lease payments by year as of January 31, 2020 were as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2021	$18,274	$125
2022	16,820	125
2023	14,676	50
2024	13,918	-
2025	11,343	-
Thereafter	36,435	-
Total lease payments	$111,466	$300
Less: Interest	(14,506)	(13)
Total lease obligations	$96,960	$287

Future minimum lease payments by year as of January 31, 2019 were as follows (in thousands):

Fiscal Year Ending January 31,
2020	$14,036
2021	11,325
2022	10,135
2023	8,279
2024	7,683
Thereafter	35,020
$86,478

Supplemental cash flow information related to leases was as follows (in thousands):

Year Ended January 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$17,637
Operating cash flows from finance leases	13
Financing cash flows from finance leases	112
Leased assets obtained in exchange for new operating lease liabilities	9,863
Leased assets obtained in exchange for new financing lease liabilities	399

As of January 31, 2020, the Company did not have any material operating or finance leases that have been signed but not commenced.

NOTE 11 - INCOME TAXES

Income/(loss) before provision/(benefit) for income taxes for the fiscal year ended January 31, 2020, 2019, and 2018 on a legal entity basis consists of the following (in thousands):

	2020	2019	2018
U.S. income/(loss) before taxes	$(1,226)	$6,795	$11,731
Non-U.S. income before taxes	58,729	54,938	30,411
Income before income taxes	$57,503	$61,733	$42,142

The Company conducts business globally and, as a result, is subject to income taxes in the U.S. federal, state, local and foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities in many countries, such as Germany, Hong Kong, Switzerland and the United States. The Company is no longer subject to income tax examination for years ended prior to January 31, 2016, with few exceptions.

Cash paid for income taxes during fiscal 2020, 2019, and 2018 was $16.0 million, $9.5 million and $20.4 million respectively.

The provision (benefit) for income taxes for the fiscal years ended January 31, 2020, 2019 and 2018 consists of the following components (in thousands):

	2020	2019	2018
Current:
U.S. Federal	$558	$6,665	$31,599
U.S. State and Local	905	3,556	960
Non-U.S.	9,309	8,775	7,145
	10,772	18,996	39,704
Deferred:
U.S. Federal	2,337	(12,706)	16,671
U.S. State and Local	107	(2,339)	622
Non-U.S.	1,908	(3,789)	370
	4,352	(18,834)	17,663
Provision for income taxes	$15,124	$162	$57,367

Significant components of the Company’s deferred income tax assets and liabilities for the fiscal years ended January 31, 2020 and 2019 are as follows (in thousands):

	2020 Deferred Taxes		2019 Deferred Taxes
	Assets	Liabilities	Assets	Liabilities
Net operating loss carryforwards	$7,597	$—	$9,738	$—
Inventory	1,557	—	1,848	—
Unprocessed returns	898	—	980	—
Receivables allowances	301	—	336	—
Deferred compensation	15,643	—	14,953	—
Unrepatriated earnings	2,826	—	—	3,540
Depreciation/amortization	—	4,289	—	1,212
Other provisions/accruals	1,555	—	1,498	—
Deferred occupancy costs	1,803	—	1,222	—
Miscellaneous	323	—	271	—
	32,503	4,289	30,846	4,752
Valuation allowance	(5,481)	—	(5,257)	—
Total deferred tax assets and liabilities	$27,022	$4,289	$25,589	$4,752

As of January 31, 2020, the Company had no U.S. federal net operating loss carryforwards and had U.S. state and foreign net operating loss carryforwards of $3.6 million and $28.5 million, respectively, with expiration dates ranging from 1-10 years and some foreign jurisdictions with an indefinite carryforward period. Of the foreign net operating losses, $13.9 million are related to China and the remaining is related to Germany and other foreign countries.

A valuation allowance is required to be established unless management determines it is more likely than not that the Company will ultimately utilize the tax benefit associated with a deferred tax asset. The Company has foreign valuation allowances of $5.5 million, which are primarily related to net operating loss carryforwards.

Management will continue to evaluate the appropriate level of valuation allowance on all deferred tax assets considering such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax and business strategies that could potentially enhance the likelihood of realization of the deferred tax assets.

The 2017 Tax Act that was signed into law on December 22, 2017 significantly changed existing U.S. corporate income tax laws by, among other things, lowering the corporate tax rate from 35% to 21%, limiting the deductibility of interest expense and executive compensation, implementing a modified territorial tax system and imposing a one-time mandatory deemed Transition Tax on undistributed foreign earnings which have not been previously taxed. The SEC also issued SAB 118 which allowed the Company to record provisional amounts related to the 2017 Tax Act and provided a measurement period of up to one year from the enactment dated for companies to complete their accounting under ASC Topic 740. Under SAB 118, the Company elected to account for the tax on Global Intangible Low-Tax Income (“GILTI”) as a period cost and therefore has not recorded deferred taxes related to GILTI.

The provision for income taxes for the fiscal years ended January 31, 2020, 2019, and 2018 differs from the U.S. federal statutory rate due to the following (in thousands):

	Fiscal Year Ended January 31,
	2020	2019	2018
Provision for income taxes at the U.S. statutory rate	$12,076	$12,964	$14,248
Lower effective non-U.S. income tax rate	(1,876)	(1,303)	(4,378)
Change in valuation allowance	404	(2,138)	136
U.S. tax provided on earnings of non-U.S. subsidiaries	—	—	—
Change in liabilities for uncertain tax positions, net	(375)	(1,346)	(381)
State and local taxes, net of federal benefit	800	962	626
Impact of 2017 Tax Act	(16)	(7,446)	45,002
Excess tax (benefits)/deficiencies from stock-based compensation	(117)	(118)	1,094
GILTI, net of foreign tax credits	2,703	116	—
Foreign-derived intangible income	—	(918)	—
Other permanent differences	1,027	(957)	978
Other, net	498	346	42
Total provision for income taxes	$15,124	$162	$57,367

Due to the 2017 Tax Act, the Company had a U.S. federal statutory rate of 21% for its fiscal year ended January 31, 2020, and 2019, and a blended rate of 33.8% for fiscal year ended January 31, 2018. The effective tax rate for fiscal 2020 was 26.3%, primarily due to a limitation on a portion of the foreign tax credits related to the GILTI tax. The effective tax rate for fiscal 2019 was 0.3%, primarily due to the impact of the 2017 Tax Act and the release of certain foreign valuation allowances. The effective tax rate for fiscal 2018 was 136.1%, primarily due to the impact of the 2017 Tax Act and excess tax deficiencies related to stock-based compensation, partially offset by foreign profits being taxed in lower taxing jurisdictions.

A windfall tax benefit of $0.1 million and $0.1 million and a shortfall tax expense of $1.1 million were recorded in income tax expense during fiscal years 2020, 2019 and 2018, respectively.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (exclusive of interest) for the fiscal years ended January 31, 2020, 2019 and 2018 are as follows (in thousands):

	2020	2019	2018
Beginning balance	$1,351	$2,354	$2,619
Tax positions taken in the current year	106	234	180
Tax positions taken in prior years	(125)	(774)	148
Lapse of statute of limitations	(114)	(122)	(630)
Settlements	(389)	(236)	(149)
Non-U.S. currency exchange fluctuations	(3)	(105)	186
Ending balance	$826	$1,351	$2,354

Included in the balances at January 31, 2020, January 31, 2019 and January 31, 2018 are $0.8 million, $1.2 million and $2.3 million, of unrecognized tax benefits which would impact the Company’s effective tax rate, if recognized. Interest and penalties, if any, related to unrecognized tax benefits are recorded as income tax expense in the consolidated statement of operations. As of January 31, 2020, January 31, 2019 and January 31, 2018, the Company had $0.5 million, $0.7 million and $0.8 million, respectively of accrued interest (net of tax benefit) and penalties related to unrecognized tax benefits. During fiscal years 2020, 2019 and 2018, the Company accrued $0.1 million, $0.0 million and $0.1 million of interest (net of tax benefit) and penalties.

At January 31, 2020, the Company had no deferred tax liability for the undistributed foreign earnings of approximately $182.6 million because the Company intends to permanently reinvest such earnings in its foreign operations. It is not practicable to estimate the tax liability related to a future distribution of these permanently reinvested foreign earnings.

NOTE 12 – TREASURY STOCK

On August 29, 2017, the Board approved a share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. The program had replaced a prior share repurchase program approved by the Board on March 31, 2016, under which the Company was authorized to purchase up to $50.0 million of its outstanding common stock from time to time and under which $5.5 million had been repurchased. Under the existing program, the company may purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise. This authorization expires on August 29, 2020.

During the fiscal year ended January 31, 2020, under the existing repurchase program, the Company repurchased a total of 131,402 shares of its common stock at a total cost of $4.2 million, or an average of $31.96 per share. During the fiscal year ended January 31, 2019, the Company repurchased a total of 200,088 shares of its common stock at a total cost of $7.4 million, or an average of $37.08 per share. During the fiscal year ended January 31, 2018, under both the existing and previously authorized repurchase plans, the Company repurchased a total of 140,507 shares of its common stock at a total cost of $3.6 million, or an average of $25.84 per share, which included 40,000 shares repurchased from the Movado Group Foundation at a total cost of $1.1 million, or an average of $27.13 per share.

At January 31, 2020, $36.4 million remains under the Company’s current repurchase program.

There were 43,414, 21,733 and 36,843 shares of common stock repurchased during the fiscal years ended January 31, 2020, 2019 and 2018, respectively, as a result of the surrender of shares in connection with the vesting of certain stock awards. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The accumulated balances at January 31, 2020, 2019 and 2018, related to each component of accumulated other comprehensive income (loss) are as follows (in thousands):

	2020	2019	2018
Foreign currency translation adjustments	$85,345	$80,808	$100,190
Available-for-sale securities	124	119	191
Hedging contracts	—	—	(38)
Unrecognized prior service cost related to defined benefit pension plan	(367)	(420)	—
Net actuarial loss related to defined benefit pension plan	(52)	—	—
Total accumulated other comprehensive income	$85,050	$80,507	$100,343

Amounts reclassified from accumulated other comprehensive income (loss) to operating income in the Consolidated Statements of Operations during fiscal 2020, 2019 and 2018 were $0, $0.4 million and $(0.9) million, respectively.

NOTE 14 – REVENUE

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

For a discussion of revenue recognition, please see “Critical Accounting Policies and Estimates” in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations).

Disaggregation of Revenue

The following table presents the Company’s net sales disaggregated by customer type. Sales and usage-based taxes are excluded from net sales (in thousands).

	Fiscal Year Ended January 31, 2020	Fiscal Year Ended January 31, 2019
Customer Type
Wholesale	$530,140	$532,565
Direct to consumer	166,877	142,439
After-sales service	3,949	4,563
Net Sales	$700,966	$679,567

The Company’s revenue from contracts with customers is recognized at a point in time. The Company’s net sales disaggregated by geography are based on the location of the Company’s customer (see Note 18 Segment and Geographic Information).

Wholesale Revenue

The Company’s wholesale revenue consists primarily of revenues from independent distributors, and from department stores, and chain and independent jewelry stores. The Company recognizes and records its revenue when obligations under the terms of a contract with the customer are satisfied, and control is transferred to the customer. Wholesale revenue is measured as the amount of consideration the Company ultimately expects to receive in exchange for transferring goods. Wholesale revenue is included entirely within the Watch and Accessory Brands Segment (see Note 18 Segment and Geographic Information), consistent with how management makes decisions regarding the allocation of resources and performance measurement.

Direct to Consumer Revenue

The Company’s direct to consumer revenue primarily consists of revenues from the Company’s outlet stores, concession stores, ecommerce, and consumer repairs. Revenue is recognized as the end consumer obtains delivery of the merchandise. Direct to Consumer revenue derived from concession stores, ecommerce and consumer repairs is included within the Watch and Accessory Brands Segment; revenue derived from outlet stores is included within the Company Stores Segment (see Note 18 Segment and Geographic Information). Direct to Consumer revenue is included in either the Watch and Accessory Brands or Company Stores Segments based on how the Company makes decisions about the allocation of resources and performance measurement.

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

NOTE 15 – STOCK-BASED COMPENSATION

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

The table below presents the weighted average assumptions used with the Black-Scholes option-pricing model for the calculation of the fair value of stock options granted during the fiscal year ended January 31, 2018. There were no stock options granted during the fiscal years ended January 31, 2020 and 2019.

Fiscal Year Ended January 31,
2018
Expected volatility	46.16%
Expected life in years	6.0
Risk-free interest rates	1.93%
Dividend rate	1.51%
Weighted average fair value per option at date of grant	$9.15

The fair value of the stock options, less expected forfeitures, is amortized on a straight-line basis over the vesting term. Total compensation expense for stock option grants recognized during the fiscal years ended January 31, 2020, 2019 and 2018 was $0.4 million (net of tax of $0.1 million), $0.8 million (net of tax of $0.2 million), and $0.5 million (net of tax of $0.3 million), respectively. As of January 31, 2020, there was $0.1 million of unrecognized compensation cost related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 0.2 years. Total consideration received for stock option exercises during the fiscal years ended January 31, 2020, 2019 and 2018 was $0.2 million, $5.9 million and $2.0 million, respectively. The windfall tax provision realized on these exercises in fiscal 2020 was approximately $4,000.

The following table summarizes the Company’s stock option plan as of January 31, 2020 and changes during each of the fiscal years in the three-year period ended January 31, 2020:

	Outstanding Options	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at January 31, 2017 (482,255 options exercisable)	859,358	$29.83
Granted	161,205	$23.35
Exercised	(85,600)	$23.18
Cancelled	(173,262)	$30.21
Options outstanding at January 31, 2018 (394,455 options exercisable)	761,701	$29.12
Granted	—	—
Exercised	(189,941)	$30.77
Cancelled	(5,500)	$42.12
Options outstanding at January 31, 2019 (264,244 options exercisable)	566,260	$28.43	$ 23.35-$42.12	6.2	$2,654
Granted	—	—
Exercised	(5,150)	$30.36	$30.36
Cancelled	—	—
Options outstanding at January 31, 2020	561,110	$28.41	$ 23.35-$42.12	5.2	$-
Exercisable at January 31, 2020	399,905	$30.45		4.4	$-
Expected to vest at January 31, 2020	161,101	$23.35		7.2	$-

The table below presents information related to stock option activity for the years ended January 31, 2020, 2019 and 2018:

	Fiscal Year Ended January 31,
	2020	2019	2018
	(in thousands)
Total fair value of stock options exercised	$63	$1,912	$454
Total fair value of stock options vested	$1,621	$803	$1,275

Non-vested Stock Options

A summary of the Company’s non-vested stock options at January 31, 2020 and changes during fiscal 2020 are presented below:

	Shares	Weight Average Grant Date Fair Value

Non-vested stock options:
Non-vested at January 31, 2019	302,016	$10.25
Vested	(140,811)	$11.51
Non-vested at January 31, 2020	161,205	$9.15

Stock Awards:

Under the Plan, the Company can also grant stock awards to employees. For fiscal years 2020, 2019 and 2018, compensation expense for stock awards was $4.4 million (net of tax of $1.4 million), $3.8 million (net of tax of $1.2 million), and $1.8 million (net of tax of $1.1 million), respectively. As of January 31, 2020, there was $6.9 million of unrecognized compensation cost related to unvested stock awards. These costs are expected to be recognized over a weighted-average period of 2.4 years.

Transactions for stock award units under the Plan since fiscal 2017 are summarized as follows:

	Number of Stock Award Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($(000's)
January 31, 2017	381,158	$31.71
Units granted	133,245	$23.31
Units vested	(115,574)	$39.44
Units forfeited	(56,059)	$30.27
January 31, 2018	342,770	$26.07
Units granted	228,310	$39.22
Units vested	(112,170)	$27.60
Units forfeited	(11,888)	$30.82
Units outstanding at January 31, 2019	447,022	$32.27
Units granted	274,133	$32.47
Units granted adjustment for fiscal year 2019 grants (a)	20,409	$39.95
Units granted adjustment for fiscal year 2020 grants (b)	(73,067)	$32.91
Units vested	(151,448)	$29.27
Units forfeited	(26,810)	$34.80
Units outstanding at January 31, 2020	490,239	$33.50	1.4	$8,442

(a)	Grant adjustment made due to exceeding the fiscal 2019 financial goal.
(b)	Grant adjustment made due to not reaching the fiscal 2020 financial goal.

Outstanding stock awards can be classified as either time-based stock awards or performance-based stock awards. Time-based stock awards vest over time subject to continued employment. Performance-based stock awards vest over time subject both to continued employment and to the achievement of corporate financial performance goals. Upon the vesting of a stock award, shares are issued from the pool of authorized shares. For performance-based stock awards, the number of shares issued related to the performance units granted can vary from 0% to 150% of the target number of underlying stock award units, depending on the extent of the achievement of predetermined financial goals. The total fair value of stock award units that vested during fiscal 2020, 2019 and 2018 was $4.4 million, $3.1 million and $2.6 million, respectively. There were 43,414, 21,733 and 36,843 shares of common stock of the Company tendered by the employee for the payment of the employee’s withholding tax obligation totaling $1.4 million, $0.9 million and $0.9 million during the fiscal years ended January 31, 2020, 2019 and 2018, respectively. Unvested stock award units had a total fair value of $16.4 million, $14.3 million and $10.5 million, for fiscal 2020, 2019 and 2018, respectively. The windfall tax benefit realized on the vested stock awards for fiscal 2020 was $0.1 million. The number of shares issued related to the remaining stock awards are established at grant date.

NOTE 16 – PENSION AND RETIREMENT SAVINGS PLAN

Defined Contribution Plans

401(k) Savings Plan

All employees in the United States are eligible to participate in the Company’s Employee Savings and Investment Plan (“401(k) Plan”), a tax-qualified defined contribution retirement savings plan. The Company matches 50% of each 1% contributed by the employee up to a maximum of 6% of pay (totaling a company maximum match of 3%), subject to the contribution limits imposed by the Internal Revenue Code. Employees vest in the Company match after three years of service. In fiscal 2020, 2019 and 2018, the Company contributed $1.3 million, $1.1 million and $1.1 million, respectively, in cash to the 401(k) Plan.

Other Defined Contribution Plans

The Company sponsors defined contribution benefit plans for its employees located in Switzerland (prior to amendment effective December 31, 2018 – see below for discussion) Asia and the United Kingdom. Company contributions and expenses of administering the plans were $0.9 million, $0.6 million and $2.0 million in fiscal 2020, 2019 and 2018, respectively. Contributions in fiscal 2018 included employees located in Switzerland.

The Company maintains a defined contribution Deferred Compensation Plan (also known as a supplemental employee retirement plan or SERP). The SERP provides eligible executives with supplemental retirement benefits in addition to amounts received under the Company’s other retirement plans. The Company makes a matching contribution, up to either 5% or 10% of the executive’s salary, which vests in equal annual installments over five years. Twenty percent of the Company’s matching contribution is in the form of rights to the Company’s common stock. During fiscal 2020, 2019 and 2018, the Company recorded expenses related to the SERP of $0.6 million, $0.7 million and $0.6 million, respectively.

Defined Benefit Plan

The Company sponsors a plan in Switzerland which was amended to a defined benefit plan effective December 31, 2018. The plan covers certain international employees and is based on years of service and compensation on a career-average pay basis.

The components of the net periodic pension costs for the fiscal years ended January 31, 2020 and 2019 are as follows:

(Amounts in thousands)	2020	2019
Service cost	$1,121	$93
Interest cost	300	25
Expected return on assets	(205)	(25)
Amortization of prior service costs	68	6
Net Periodic Pension Cost	$1,284	$99

The other components of the net periodic pension costs, including the interest cost, expected return on assets and the amortization of the prior service cost, are all included in selling, general and administrative expenses in the consolidated statement of operations.

The estimated prior service cost that will be amortized from accumulated other comprehensive income into net periodic pension cost in the fiscal year ended January 31, 2021 is $70,000.

A reconciliation of the change in benefit obligation, the change in plan assets and the net amount recognized in the consolidated balance sheets shown below (based on a January 31 measurement date):

(Amounts in thousands)	2020	2019
Change in benefit obligation:
Pension benefit obligation at beginning of period	$33,754	$34,088
Service cost	1,121	93
Interest cost	300	25
Benefit and expense payments	(2,996)	(81)
Employee contributions	818	70
Settlements	(10,022)	-
Actuarial losses	1,032	-
Foreign currency exchange rate impact	806	(441)
Pension benefit obligation at end of year	24,813	33,754
Change in plan assets:
Fair value of plan assets at beginning of period	$33,223	$33,538
Company contributions	1,229	105
Benefit and expense payments	(2,996)	(81)
Actual return on plan assets	1,187	25
Employee contributions	818	70
Settlements	(10,022)	-
Foreign currency exchange rate impact	788	(434)
Fair value of plan assets at end of year	24,227	33,223
Funded status - consolidated	$(586)	$(531)
Amounts recognized in the consolidated balance sheets consist of:
Other long-term liabilities	$586	$531
Amounts recognized in accumulated other comprehensive (loss):
Prior service cost	484	537
Net actuarial loss	52	-
Tax effect	(117)	(117)
Net amount recognized, after tax	$419	$420
Accumulated benefit obligation	$24,621	$30,083

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

The weighted‑average assumptions that were used to determine the Company’s benefit obligations as of the measurement date (January 31) were as follows:

	2020	2019
Discount rate	0.00%	0.90%
Salary progression rate	1.10%	1.10%
Expected long-term rate of return on plan assets	1.50%	0.90%

The assumptions used at the amendment date were materially consistent with those used at the measurement date.

The discount rates used are based on high quality AAA- and AA-rated corporate bonds with durations corresponding to the expected durations of the benefit obligations and service time.

The weighted‑average assumptions that were used to determine the Company’s net periodic benefit cost were as follows:

	2020	2019
Discount rate	0.90%	0.90%
Salary progression rate	1.10%	1.10%
Expected long-term rate of return on plan assets	0.90%	0.90%

The overall expected long-term rate of return on plan assets is a weighted-average expectation based on the targeted portfolio composition. Historical experience and current benchmarks are considered to arrive at expected long-term rates of return in each asset category.

The Company expects the following benefit payments to be paid out for the fiscal years indicated. The expected benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at January 31, 2020 and include estimated future employee service. The Company does not expect any plan assets to be returned to it during the fiscal year ending January 31, 2020. Payments from the pension plan are made from the plan assets.

Fiscal Year ending January 31,	(in thousands)
2021	$272
2022	202
2023	215
2024	361
2025	261
2026-2030	1,709

During fiscal 2021, the Company expects to contribute $1.2 million to its Swiss defined benefit plan.

NOTE 17 – COST SAVINGS INITIATIVES

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

A summary rollforward of costs related to the cost savings initiatives is as follows (in thousands):

	Severance and payroll related (1)	Fixed assets (1)	Other (1)	Occupancy Charges (1)	Total
Fiscal 2018 Charges (2)	$5,630	$5,166	$2,692	$99	$13,587
Cash payments	(5,895)	—	(1,847)	(34)	(7,776)
Non-cash adjustments	1,124	(5,166)	—	—	(4,042)
Foreign exchange	72	—	74	9	155
Accrued balance at January 31, 2018	931	—	919	74	1,924
Cash payments	(601)	—	(589)	(45)	(1,235)
Non-cash adjustments (3)	(30)	—	(251)	—	(281)
Foreign exchange	—	—	(52)	(4)	(56)
Accrued balance at January 31, 2019	300	—	27	25	352
Cash payments	—	—	(13)	(19)	(32)
Non-cash adjustments (4)	(300)	—	(14)	(6)	(320)
Foreign exchange	—	—	—	—	—
Accrued balance at January 31, 2020	$—	$—	$—	$—	$—

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

(3)

Non-cash adjustments during fiscal 2019 relate to a change in estimate for severance and other. The United States and International locations of the Watch and Accessory Brands segment include pre-tax income of approximately $43,000 and $238,000, respectively.

(4)

Non-cash adjustments during fiscal 2020 relate to a change in estimate for severance, occupancy charges and other. The United States and International locations of the Watch and Accessory Brands segment include pre-tax income of approximately $300,000 and $20,000, respectively.

NOTE 18 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company follows accounting guidance related to disclosures about segments of an enterprise and related information. This guidance requires disclosure of segment data based on how management makes decisions about allocating resources to segments and measuring their performance.

The Company conducts its business in two operating segments: Watch and Accessory Brands and Company Stores. The Company’s Watch and Accessory Brands segment includes the designing, manufacturing and distribution of watches and, to a lesser extent, jewelry and other accessories, of owned and licensed brands, in addition to revenue generated from after-sales service activities and shipping. The Company Stores segment includes the Company’s physical retail outlet locations. Chief Executive Officer of the Company is the chief operating decision maker (“CODM”) and regularly reviews operating results for each of the two operating segments to assess performance and make operating decisions about the allocation of the Company’s resources.

The Company divides its business into two major geographic locations: United States operations, and International, which includes the results of all non-U.S. Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 33.4%, 9.0%, 7.9% and 6.6%, respectively, of the Company’s total net sales for fiscal 2020. For fiscal 2019, the Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 31.6%, 8.8%, 7.7% and 6.5%, respectively, of the Company’s total net sales. For fiscal 2018, the Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 32.1%, 9.2%, 7.7% and 5.1%, respectively, of the Company’s total net sales. A vast majority of the Company’s tangible International assets are owned by the Company’s Swiss and Hong Kong subsidiaries.

Operating Segment Data as of and for the Fiscal Year Ended January 31, (in thousands):

	Net Sales
	2020	2019	2018
Watch and Accessory Brands:
Owned brands category	$257,954	$263,904	$204,897
Licensed brands category	344,681	320,911	277,323
After-sales service and all other	9,763	11,061	9,862
Total Watch and Accessory Brands	612,398	595,876	492,082
Company Stores	88,568	83,691	75,871
Consolidated total	$700,966	$679,567	$567,953

	Operating Income (1) (2) (3)
	2020	2019	2018
Watch and Accessory Brands	$29,529	$45,194	$28,296
Company Stores	13,462	17,003	14,904
Consolidated total	$42,991	$62,197	$43,200

	Total Assets		Capital Expenditures
	2020 (7)	2019	2020	2019	2018
Watch and Accessory Brands	$782,339	$735,244	$7,616	$6,508	$3,133
Company Stores	64,969	24,457	5,097	4,127	2,677
Consolidated total	$847,308	$759,701	$12,713	$10,635	$5,810

	Depreciation and Amortization
	2020	2019	2018
Watch and Accessory Brands	$14,013	$12,446	$11,765
Company Stores	2,368	1,719	1,692
Consolidated total	$16,381	$14,165	$13,457

Geographic Location Data as of and for the Fiscal Year Ended January 31, (in thousands):

	Net Sales (4)			Operating (Loss) / Income (1) (2) (3) (5) (6)
	2020	2019	2018	2020	2019	2018
United States	$302,426	$308,420	$260,606	$(22,719)	$(3,856)	$(629)
International	398,540	371,147	307,347	65,710	66,053	43,829
Consolidated total	$700,966	$679,567	$567,953	$42,991	$62,197	$43,200

	Total Assets		Property, Plant and Equipment, Net
	2020 (8)	2019	2020	2019
United States	$425,018	$328,014	$18,852	$17,030
International	422,290	431,687	10,386	9,037
Consolidated total	$847,308	$759,701	$29,238	$26,067

(1)

Fiscal 2020 operating loss in the United States locations of the Watch and Accessory Brands segment included a charge of $4.6 million related to the amortization of intangible assets, deferred compensation and certain accounting adjustments associated with the MVMT brand. In the United States locations of the Watch and Accessory Brands segment for fiscal 2019 operating loss included $14.4 million of expenses primarily related to transaction costs, the amortization of intangible assets, deferred compensation and certain acquisition accounting adjustments as a result of the Company’s acquisition of the MVMT brand.

(2)

Fiscal 2020 and 2019 operating income in the International locations of the Watch and Accessory Brands segment included $2.8 million and $2.9 million, respectively, of expenses primarily related to the amortization of acquired intangible assets, as a result of the Company’s acquisition of the Olivia Burton brand. Fiscal 2018 operating income in the International locations of the Watch and Accessory Brands segment included $6.8 million of expenses primarily related to transaction charges and the amortization of acquisition accounting adjustments associated with the purchase of the Olivia Burton brand.

(3)

Fiscal 2020 and 2019 United States and International locations of the Watch and Accessory Brands operating (loss)/income included income of $0.3 million for both periods due to a change in estimate related to the Company’s fiscal 2018 cost savings initiatives. The United States and International locations of the Watch and Accessory Brands segment include a pre-tax charge of $3.9 million and $9.7 million, respectively, for fiscal 2018 as part of the Company’s cost savings initiatives, the Company took actions to better align its global infrastructure with the current business environment by consolidating certain operations and streamlining functions to reduce costs and improve profitability. Also, in light of the changing retail landscape and the growing importance of digital marketing and online sales, the Company decided to cease its participation in the Basel world Watch and Jewelry Show.

(4)

The United States and International net sales are net of intercompany sales of $346.8 million, $319.5 million and $268.1 million for the fiscal years ended January 31, 2020, 2019 and 2018, respectively.

(5)	The United States operating income included $29.0 million, $43.5 million and $25.2 million of unallocated corporate expenses for the fiscal years ended January 31, 2020, 2019 and 2018, respectively.
(6)

The International operating income included $73.3 million, $53.8 million and $41.5 million of certain intercompany profits related to the Company’s supply chain operations for the fiscal years ended January 31, 2020, 2019 and 2018, respectively.

(7)

Total assets at January 31, 2020 include $49.7 million and $39.8 million of operating lease right-of-use assets within Watch and Accessory Brands and Company Stores, respectively, recorded as a result of the Company’s adoption of ASU 2016-02 on February 1, 2019 (see Note 10 - Leases).

(8)

Total assets at January 31, 2020 include $64.6 million and $24.9 million of operating lease right-of-use assets within United States and International locations, respectively, recorded as a result of the Company’s adoption of ASU 2016-02 on February 1, 2019 (see Note 10 - Leases).

NOTE 19 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents unaudited selected interim operating results of the Company for fiscal 2020 and 2019 (in thousands, except per share amounts):

	Quarter
	1st	2nd	3rd	4th
Fiscal 2020
Net sales	$146,549	$157,816	$205,618	$190,983
Gross profit	$78,873	$85,339	$110,069	$100,608
Income before income taxes (1)	$4,771	$22,202	$22,416	$8,114
Net income attributable to Movado Group, Inc. (2)	$3,925	$17,505	$17,765	$3,504
Basic income per share:
Net income attributable to Movado Group, Inc.	$0.17	$0.76	$0.77	$0.15
Diluted income per share:
Net income attributable to Movado Group, Inc.	$0.17	$0.75	$0.76	$0.15
Fiscal 2019
Net sales	$127,149	$144,093	$208,949	$199,376
Gross profit	$67,524	$77,834	$113,364	$110,636
Income before income taxes	$7,974	$12,755	$24,105	$16,899
Net income attributable to Movado Group, Inc.	$8,115	$9,140	$26,922	$17,447
Basic income per share:
Net income attributable to Movado Group, Inc.	$0.35	$0.39	$1.16	$0.75
Diluted income per share:
Net income attributable to Movado Group, Inc.	$0.35	$0.39	$1.14	$0.74

(1)

Income before income taxes includes a change in contingent consideration related to updated revenue and EBITDA (as defined in the acquisition agreement) performance expectations during the earn-out period for MVMT of $13.6 million and $1.7 million in the second and fourth quarters, respectively.

(2)

Net income attributable to Movado Group, Inc. includes an after tax change in contingent consideration related to updated revenue and EBITDA (as defined in the acquisition agreement) performance expectations during the earn-out period for MVMT of $10.4 million and $1.3 million in the second and fourth quarters, respectively.

As each quarter is calculated as a discrete period, the sum of the four quarters may not equal the calculated full year amount. This is in accordance with prescribed reporting requirements.

NOTE 20 – SUBSEQUENT EVENTS

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread worldwide. In response to the outbreak, in mid-March 2020, the Company and the majority of the Company’s wholesale customers temporarily closed all of their retail stores due to health concerns associated with COVID-19. While the disruption is currently expected to be temporary, there is uncertainty around the duration as well as the recovery timeline. Therefore, while the Company expects this matter to negatively impact its business, results of operations and financial position, the related financial impact cannot be reasonably estimated at this time. As a precautionary measure in order to increase its cash position, preserve financial flexibility and maintain liquidity and flexibility in response to the COVID-19 outbreak, the Company borrowed an additional $30 million on its revolving credit facility in March of 2020 under terms and conditions that are consistent with the Company’s borrowings which existed at January 31, 2020 as described in Note 6 – Debt and Lines of Credit.

Schedule II

MOVADO GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at beginning of year	Net (benefit) / provision charged to operations		Currency revaluation	Net write-offs	Balance at end of year
Year ended January 31, 2020:
Doubtful accounts	$5,492	$734		$69	$(652)	$5,643
Returns	13,034	31,232		71	(31,057)	13,280
Other sales allowances	7,380	12,612		9	(11,200)	8,801
Deferred tax asset valuation allowance	5,257	516		(169)	(123)	5,481
Total	$31,163	$45,094		$(20)	$(43,032)	$33,205
Year ended January 31, 2019:
Doubtful accounts	$4,181	$2,104		$(257)	$(536)	$5,492
Returns	12,359	32,710	(1)	(691)	(31,344)	13,034
Other sales allowances	7,344	9,383		20	(9,367)	7,380
Deferred tax asset valuation allowance	8,960	(2,199)		(319)	(1,185)	5,257
Total	$32,844	$41,998		$(1,247)	$(42,432)	$31,163
Year ended January 31, 2018:
Doubtful accounts	$5,499	$(176)		$289	$(1,431)	$4,181
Returns	11,648	30,477		288	(30,054)	12,359
Other sales allowances	3,959	9,887		340	(6,842)	7,344
Deferred tax asset valuation allowance	8,714	628		97	(479)	8,960
Total	$29,820	$40,816		$1,014	$(38,806)	$32,844

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