Form 10-Q
period 2020-04-30
MOVADO GROUP INC
filed 2020-06-09
CIK 72573

L

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2020

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

The number of shares outstanding of the registrant’s Common Stock and Class A Common Stock as of June 3, 2020 were 16,521,046 and 6,608,548, respectively.

MOVADO GROUP, INC.

Index to Quarterly Report on Form 10-Q

April 30, 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	April 30,	January 31,	April 30,
	2020	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$187,830	$185,872	$150,712
Trade receivables, net	49,765	78,388	85,715
Inventories	177,832	171,406	178,048
Other current assets	27,049	28,888	32,631
Total current assets	442,476	464,554	447,106
Property, plant and equipment, net	26,934	29,238	26,065
Operating lease right-of-use assets	86,444	89,523	87,353
Deferred and non-current income taxes	67,281	25,403	24,913
Goodwill	—	136,366	135,685
Other intangibles, net	18,272	42,359	46,570
Other non-current assets	56,506	59,865	60,969
Total assets	$697,913	$847,308	$828,661
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$19,241	$35,488	$37,477
Accrued liabilities	39,489	44,210	44,886
Accrued payroll and benefits	6,768	6,302	7,185
Current operating lease liabilities	15,053	15,083	13,771
Income taxes payable	13,064	8,217	8,663
Total current liabilities	93,615	109,300	111,982
Loans payable to bank	82,510	51,910	49,060
Deferred and non-current income taxes payable	25,085	25,419	29,071
Non-current operating lease liabilities	78,471	81,877	79,877
Other non-current liabilities	44,721	48,393	65,394
Total liabilities	324,402	316,899	335,384
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest	2,966	3,165	3,636
Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 28,000,364, 27,859,328 and 27,866,510 shares issued and outstanding, respectively	280	279	279
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,608,548, 6,603,645 and 6,586,780 shares issued and outstanding, respectively	65	65	65
Capital in excess of par value	210,070	208,473	203,640
Retained earnings	305,486	455,479	430,514
Accumulated other comprehensive income	77,074	85,050	76,337
Treasury Stock, 11,480,231, 11,443,308 and 11,388,021 shares, respectively, at cost	(223,176)	(222,809)	(221,194)
Total Movado Group, Inc. shareholders' equity	369,799	526,537	489,641
Noncontrolling interest	746	707	—
Total equity	370,545	527,244	489,641
Total liabilities, redeemable noncontrolling interest and equity	$697,913	$847,308	$828,661

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended April 30,
	2020	2019
Net sales	$69,666	$146,549
Cost of sales	37,773	67,676
Gross profit	31,893	78,873
Selling, general and administrative	58,137	73,899
Impairment of goodwill and intangible assets (Note 6)	155,919	-
Total operating expenses	214,056	73,899
Operating (loss)/income	(182,163)	4,974
Interest expense	(271)	(224)
Interest income	15	21
(Loss)/income before income taxes	(182,419)	4,771
(Benefit)/provision for income taxes (Note 12)	(32,330)	847
Net (loss)/income	(150,089)	3,924
Less: Net loss attributable to noncontrolling interests	(96)	(1)
Net (loss)/income attributable to Movado Group, Inc.	$(149,993)	$3,925

Basic (loss)/income per share:
Weighted basic average shares outstanding	23,141	23,119
Net (loss)/income per share attributable to Movado Group, Inc.	$(6.48)	$0.17

Diluted (loss)/income per share:
Weighted diluted average shares outstanding	23,141	23,452
Net (loss)/income per share attributable to Movado Group, Inc.	$(6.48)	$0.17

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2020	2019
Net (loss)/income	$(150,089)	$3,924
Other comprehensive (loss)/income:
Net unrealized (loss)/gain on investments, net of tax (benefit)/provision of $(13) and $0, respectively	(38)	1
Amortization of prior service cost, net of tax provision of $4 and $4, respectively	13	13
Foreign currency translation adjustments	(7,951)	(4,184)
Total other comprehensive loss, net of taxes	(7,976)	(4,170)
Less:
Comprehensive loss attributable to noncontrolling interests:
Net loss	(96)	(1)
Foreign currency translation adjustments	(64)	(84)
Total comprehensive loss attributable to noncontrolling interests	(160)	(85)
Total comprehensive loss attributable to Movado Group, Inc.	$(157,905)	$(161)

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2020	2019
Cash flows from operating activities:
Net (loss)/income attributable to Movado Group, Inc.	$(149,993)	$3,925
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Impairment of goodwill and intangible assets	155,919	-
Corporate initiatives	7,240	-
Depreciation and amortization	3,885	3,872
Transactional losses/(gains)	625	(232)
Provision for inventories and accounts receivable	468	531
Deferred income taxes	(42,241)	(134)
Stock-based compensation	1,572	1,638
Other	4	199
Changes in assets and liabilities:
Trade receivables	25,432	(2,567)
Inventories	(10,342)	(14,756)
Other current assets	(1,259)	(4,134)
Accounts payable	(15,655)	(896)
Accrued liabilities	(6,134)	1,294
Accrued payroll and benefits	500	(11,507)
Income taxes payable	4,781	(2,094)
Other non-current assets	(366)	(878)
Other non-current liabilities	(17)	124
Net cash used in operating activities	(25,581)	(25,615)
Cash flows from investing activities:
Capital expenditures	(926)	(2,204)
Trademarks and other intangibles	(41)	(63)
Net cash used in investing activities	(967)	(2,267)
Cash flows from financing activities:
Proceeds from bank borrowings	30,879	—
Stock awards and options exercised and other changes	(367)	(1,234)
Stock repurchase	—	(2,616)
Dividends paid	—	(4,591)
Net cash provided by/(used in) financing activities	30,512	(8,441)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,007)	(2,889)
Net increase/(decrease) in cash, cash equivalents and restricted cash	1,957	(39,212)
Cash, cash equivalents, and restricted cash at beginning of year	186,438	190,459
Cash, cash equivalents, and restricted cash at end of period	$188,395	$151,247

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$187,830	$150,712
Restricted cash included in other non-current assets	565	535
Cash, cash equivalents, and restricted cash	$188,395	$151,247

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying interim unaudited Consolidated Financial Statements have been prepared by Movado Group, Inc. (the “Company”), in a manner consistent with that used in the preparation of the annual audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020 (the “2020 Annual Report on Form 10-K”). The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the unaudited Consolidated Financial Statements and the reported amounts of revenues and expenses during the periods reported. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial position and results of operations for the periods presented. The consolidated balance sheet data at January 31, 2020 is derived from the audited annual financial statements, which are included in the Company’s 2020 Annual Report on Form 10-K and should be read in connection with these interim unaudited financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

NOTE 2 – IMPACT OF THE COVID-19 PANDEMIC

In December 2019, COVID-19 emerged and subsequently spread worldwide. The World Health Organization declared COVID-19 a pandemic in March 2020, resulting in federal, state and local governments and other authorities mandating various restrictions, including travel restrictions, quarantines and other social distancing requirements. In response to the outbreak, in mid-March 2020, the Company and the majority of the Company’s wholesale customers temporarily closed all of their retail stores for an indefinite period of time due to health concerns associated with COVID-19.

As the full magnitude of the effects on the Company’s business is difficult to predict at this time, the COVID-19 pandemic has had, and is expected to continue to have, a material adverse impact on the Company’s business, financial condition, result of operations and cash flows for the foreseeable future. The Company believes that cash flows from operations and its credit lines and on-hand cash provide adequate funds to support its operating, capital and debt service requirements for the next twelve months subsequent to the issuance of these financial statements.

The Company amended its revolving credit facility to modify some of its financial covenants (see Note 8 - Debt and Lines of Credit). As a result, the Company expects to maintain compliance with the covenants for at least one year from the issuance of these financial statements based on the Company’s current expectations. As the ongoing public health impact and the associated containment and remediation efforts related to the COVID-19 pandemic is complex and rapidly evolving, the Company's plans as described below may change.

The Company has taken steps to further strengthen its financial position and balance sheet, and to maintain financial liquidity and flexibility, including suspending the Company’s share repurchase program and reviewing and reducing operating expenses. In addition, the Company borrowed an additional $30.9 million under its revolving credit facility in March of 2020. For additional information see Note 8 - Debt and Lines of Credit. The Company did not declare a dividend for the first quarter of fiscal 2021.

The Company is currently negotiating rent deferrals or other arrangements in respect of its rent obligations beginning with the month of April for all of its Company Stores and certain other leases. Since these negotiations are ongoing with no formal agreements in place, with the exception of its warehouse in Hong Kong, the Company accrued for the April payments.

During the first quarter of fiscal 2021, the Company recorded $7.2 million of corporate initiative costs which includes charges related to the impact on its business due to the COVID-19 pandemic. These costs include a $3.5 million increase in inventory reserves, a $1.5 million write-off related to unrefunded deposits for a canceled global customer event, a $1.1 million increase in bad debt reserves and $1.1 million of restructuring reserves, including severance.

The Company evaluates its long-lived assets, operating lease right of use assets, goodwill and intangible assets for indicators of impairment at least annually in the fourth quarter of each fiscal year or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Given the substantial reduction in the Company’s sales and the reduced cash flow projections as a result of closures of the retail stores of the Company, and its wholesale customers due to the COVID-19 pandemic, as well as the significant decline in the Company’s market capitalization, the Company determined that a triggering event occurred and that an impairment assessment was warranted for goodwill and intangible assets. This analysis resulted in impairment charges related to goodwill of $133.7 million and intangible assets of $22.2 million in the first quarter of fiscal 2021. See Note 6 – Goodwill and Intangible Assets – for a further discussion of these impairments.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In March 2020, the FASB issued ASU 2020-03, “Codification Improvements to Financial Instruments”, which makes improvements to financial instruments guidance, including the current expected credit losses guidance. The adoption of the new guidance was not material to the Consolidated Financial Statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. This guidance provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable for the Company’s borrowing instruments, which use LIBOR as a reference rate, and is effective immediately, but is only available through December 31, 2022. The Company is currently evaluating the impact of the adoption of this standard on its Consolidated Financial Statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to general principles in “Income Taxes (Topic 740)”. It also clarifies and amends existing guidance to improve consistent application. The guidance is effective for fiscal years beginning after December 15, 2020. The Company early adopted this standard effective February 1, 2020. The provision of ASU 2019-12 which has the most significant impact on the Company is the removal of a limitation on the tax benefit recognized on pre-tax losses during interim periods which exceed the expected loss for the fiscal year. The Company’s income tax benefit includes an income tax benefit of $2.2 million as a result of early adoption in the first quarter of fiscal 2021.

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”, which modifies the disclosure requirements in ASC 820, Fair Value Measurement. The Company adopted ASU 2018-13 during the first quarter of fiscal 2021. The adoption of this guidance did not have an impact on the Company’s Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and subsequently issued additional guidance that modified ASU 2016-13. This standard introduces a forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses requires entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This may result in the earlier recognition of allowance for losses. The Company adopted ASU 2016-13 on February 1, 2020. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements. Results for reporting periods as of February 1, 2020 are presented under the new standard, while prior results continue to be reported under the previous standard.

NOTE 4 – EARNINGS PER SHARE AND CASH DIVIDENDS

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

The number of shares used in calculating basic and diluted earnings (loss) per share is as follows (in thousands):

	Three Months Ended April 30,
	2020	2019
Weighted average common shares outstanding:
Basic	23,141	23,119
Effect of dilutive securities:
Stock awards and options to purchase shares of common stock	—	333
Diluted	23,141	23,452

For the three months ended April 30, 2020 and 2019, approximately 891,000 and 78,000, respectively, of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. For the three months ended April 30, 2020, the Company also had approximately 120,000 stock options outstanding that could potentially dilute earnings per share in future periods that were excluded from the computation of diluted EPS because their effect would have been anti-dilutive given the net loss during the period.

During the first quarter of fiscal 2021 the Company did not declare quarterly cash dividends. During the first quarter of fiscal 2020, on March 28, 2019, the Company declared a quarterly cash dividend of $0.20 per share payable on April 24, 2019, to shareholders of record on April 10, 2019. The total dividend of $4.6 million was paid on April 24, 2019.

NOTE 5 – ACQUISITIONS

Australia

On November 22, 2019, the Company entered into an agreement and formed a joint venture with GDL Accessories PTY Ltd. (“GDL”), an Australian based company. The agreement established a joint venture, MGDL Distribution Pty Ltd (“MGDL”), and set out the terms in which both parties will govern their relationship as shareholders of MGDL, and the terms on which the joint venture will be managed.

The joint venture was formed to more cost effectively market and distribute Movado products to customers in Australia and in New Zealand (GDL was the sole distributor prior to agreement).

The Company contributed $0.9 million Australian dollars, or $0.6 million US dollars, to the joint venture and is a 51% interest holder. The Company controls all of the significant participating rights of the joint venture. As the Company controls all of the significant participating rights of the joint venture and is the majority interest holder in MGDL, the assets, liabilities and results of operations of the joint venture are consolidated and included in the Company’s Consolidated Financial Statements since the date of acquisition within the Watch and Accessory Brands segment. GDL’s interest is reflected in Net income attributable to noncontrolling interest in the Consolidated Statements of Operations and Noncontrolling interest in the Consolidated Balance Sheets. As of April 30, 2020, all amounts in the Consolidated Financial Statements related to MGDL were immaterial.

City Time

On December 3, 2018, the Company acquired 51% of City Time Distribucion, S.L.U, (“City Time”), the Company’s distributor in Spain, and simultaneously signed a joint venture agreement. The purchase price was 4.2 million Euros, or $4.8 million, net of cash acquired, and was funded with cash on hand. The results of City Time have been included in the Company’s Consolidated Financial Statements since the date of acquisition within the Watch and Accessory Brands segment. Of the total purchase consideration, there were no material amounts allocated to assets acquired and liabilities assumed.

Pursuant to the joint venture agreement, the noncontrolling interest holder has the right to sell its interest in City Time to the Company on two specific dates in the future. The noncontrolling interest is not redeemable until such dates. The Company will adjust the carrying value of the redeemable interest to the redemption amount assuming it was redeemable at the balance sheet date. At April 30, 2020, the Company concluded that the remeasurement adjustment is immaterial. If the noncontrolling interest holder does not exercise its right to sell its interest in City Time to the Company, the Company nevertheless has the option to purchase the noncontrolling interest holder’s interest on each of the same two dates and at the same price as would have applied if the noncontrolling interest holder had exercised its sale option.

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

The acquisition agreement included a contingent consideration arrangement based on the MVMT brand achieving certain revenue and EBITDA (as defined in the acquisition agreement) targets. In connection therewith, the Company recorded a non-current liability of $16.5 million as of the date of acquisition to reflect the estimated fair value of the contingent purchase price. $14.5 million was allocated to purchase price and $2.0 million to deferred compensation expense based on future employee service requirements.

The estimated fair value of the contingent consideration was determined using a Monte Carlo simulation that includes key assumptions regarding MVMT’s projected financial performance during the earn-out period (through 2023), volatilities, estimated discount rates, risk-free interest rate, and correlation. Based on changes in projected financial performance, the contingent purchase price liability had been remeasured at July 31, 2019 to $1.9 million and to zero at January 31, 2020. Of the $16.9 million (including interest accretion) decrease in the liability, $15.4 million was included in non-operating income (portion of contingent consideration allocated to purchase price) in the Consolidated Statements of Operations for the year ended January 31, 2020, and $0.5 million and $1.0 million were reflected as a reduction of deferred compensation (portion of contingent consideration allocated to deferred compensation based on future service requirements) within other current assets and other non-current assets, respectively, in the Consolidated Balance Sheets.

In connection with the remeasurement of the contingent consideration during the fiscal year ended January 31, 2020, the Company assessed the undiscounted cash flows associated with the long-lived assets pertaining to MVMT. Current estimates at that time indicated that carrying amounts were expected to be recovered. The undiscounted cash flows related to the MVMT long-lived assets as of January 31, 2020 exceeded the carrying value by approximately 33%. See Note 6 – Goodwill and Intangible Assets for impairment of MVMT’s long-lived assets as of April 30, 2020.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

The Company performs its annual impairment assessment of goodwill as well as brand intangibles at the beginning of the fourth quarter of each fiscal year or if an event occurs that would more likely than not reduce the fair value below its carrying amount.

During the three months ended April 30, 2020, in light of the COVID-19 pandemic that resulted in the closing of the Company’s stores and of the vast majority of the stores of the Company’s wholesale customers (resulting in a decrease in revenues and gross margin), a decrease in customer spending and the recent decline in the Company’s market capitalization, the Company concluded that a triggering event had occurred during the first quarter, resulting in the need to perform a quantitative interim impairment assessment over the Company’s Olivia Burton, MVMT and Company Stores’ long-lived assets as well as the Watch and Accessory reporting unit.

The Company performed recoverability tests for the long-lived assets of MVMT, Olivia Burton and the Company Stores as of April 30, 2020. The Company concluded that the carrying amounts of the long-lived assets of Olivia Burton and the Company Stores were recoverable, while the long-lived assets of MVMT may not be recoverable. Utilizing a royalty rate to determine discounted projected future cash flows in the valuation of MVMT’s trade name and a discounted cash flow method for the valuation of MVMT’s customer relationships, the Company concluded that the fair values of MVMT’s tradenames and customer relationships did not exceed their carrying values. As a result, the Company recorded impairment charges in the Watch and Accessory Brands segment totaling $22.2 million during the three months ended April 30, 2020, decreasing MVMT’s trade name to $2.4 million and MVMT’s customer relationships to zero.

After adjusting the carrying value of MVMT’s intangible assets, the Company completed an interim quantitative impairment test of goodwill as of April 30, 2020 in which the Company compared the fair value of the Watch and Accessory reporting unit to its respective carrying value. An impairment test of goodwill was not performed for the Company Stores reporting unit as there was no goodwill at this reporting unit. The fair value estimate for the Watches and Accessory reporting unit was based on the income and market approaches. The discounted cash flow method under the income approach involves estimating the cash flows in a discrete forecast period and a terminal value based on the Gordon Growth Model and discounting at a rate of return that reflects the relative risk of the cash flows. The market approach involves applying valuation multiples to the operating performance of the Watch and Accessory reporting unit derived from comparable publicly traded companies based on the relative historical and projected operations of the reporting unit.

The key estimates used in the discounted cash flows model included the Company’s weighted average cost of capital and projected cash flows, notably revenue growth rates and margin assumptions. The Company’s assumptions were based on the actual historical performance of the reporting units and took into account the recent severe and continued weakening of operating results as well as the anticipated rate of recovery, and implied risk premiums based on market prices of the Company’s common stock as of the assessment date. The significant estimates in the market approach model included identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and earnings multiples in estimating the fair value of the reporting unit. The excess of the Watch and Accessory unit’s carrying value over the estimate of the fair value was recorded in the Watch and Accessory Brands segment as the goodwill impairment charge in the first quarter of 2020, totaling $133.7 million. As of April 30, 2020, zero goodwill remains.

The changes in the carrying amount of other intangible assets during the three months ended April 30, 2020 are as follows (in thousands):

	Trade names	Customer relationships	Other (1)	Total
Weighted Average Amortization Period (in years)	10	7	9
Balance at January 31, 2020	$31,075	$10,154	$1,130	$42,359
Impairment	(18,595)	(3,570)	-	(22,165)
Additions	—	—	41	41
Amortization	(720)	(456)	(90)	(1,266)
Foreign exchange impact	(449)	(240)	(8)	(697)
Balance at April 30, 2020	$11,311	$5,888	$1,073	$18,272

(1)	Other includes fees paid related to trademarks and non-compete agreement related to Olivia Burton brand.

Amortization expense for intangible assets was $1.3 million and $1.5 million for the three months ended April 30, 2020 and 2019, respectively.

NOTE 7 – INVENTORIES

Inventories consisted of the following (in thousands):

	April 30, 2020	January 31, 2020	April 30, 2019
Finished goods	$129,918	$125,603	$132,797
Component parts	43,411	41,708	43,304
Work-in-process	4,503	4,095	1,947
	$177,832	$171,406	$178,048

NOTE 8 – DEBT AND LINES OF CREDIT

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

On June 5, 2020, the Company and its lenders entered into an amendment (the “Second Amendment”) to the Credit Agreement effective as of April 30, 2020. Among other things, the Second Amendment provides for the following temporary relief with respect to the financial maintenance covenants in the Credit Agreement from April 30, 2020 through the date on which the Company delivers a compliance certificate in respect of the period ended July 31, 2021 (or earlier if the Company demonstrates satisfaction of certain earnings and leverage milestones) (the “Suspension Period”): (i) the maximum consolidated leverage ratio is increased from 2.50 to 1.0 to 2.75 to 1.0 for the four quarter period ended April 30, 2020 and suspended thereafter until the end of the Suspension Period when it resumes at 2.50 to 1.0 and (ii) the minimum EBITDA covenant levels are reduced. In addition, the Second Amendment provides that (i) through April 30, 2021, the Company is required to maintain minimum liquidity (comprised of unrestricted cash and cash equivalents and unutilized commitments under the Credit Agreement) of $100.0 million, (ii) during the Suspension Period, certain covenants, including covenants related to dividends, debt incurrence, investments and capital expenditures, have been tightened and (iii) during the Suspension Period, the interest rate for borrowings under the Credit Agreement is increased to LIBOR plus 2.75% per annum and the commitment fee in respect of the unutilized commitments is increased to 0.45% per annum. In addition, the Second Amendment permanently increased the LIBOR floor for loans under the Credit Agreement from 0% to 1.00% and permanently reduced the minimum EBITDA financial covenant level to $35.0 million starting with the four-quarter period ending July 31, 2021.

As of April 30, 2020, and April 30, 2019, there was 70.0 million and 50.0 million in Swiss Francs, respectively (with a dollar equivalent of $72.5 million and $49.1 million, respectively), in addition to $10.0 million as of April 30, 2020, in loans outstanding under the Facility. Availability under the Facility was reduced by the aggregate number of letters of credit outstanding, issued in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at both April 30, 2020 and April 30, 2019. At April 30, 2020, the letters of credit have expiration dates through June 1, 2020. As of April 30, 2020, and April 30, 2019, availability under the Facility was $17.2 million and $50.6 million, respectively.

The Company had weighted average borrowings under the facility of $65.6 million and $49.8 million during the three months ended April 30, 2020 and 2019, respectively, with a weighted average interest rate of 1.17% and 1.00% during the three months ended April 30, 2020 and 2019, respectively.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified maturity with a Swiss bank. As of April 30, 2020, and 2019, these lines of credit totaled 6.5 million Swiss Francs for both periods, with a dollar equivalent of $6.7 million and $6.4 million, respectively. As of April 30, 2020, and 2019, there were no borrowings against these lines. As of April 30, 2020, and 2019, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.2 million and $1.1 million, respectively, in various foreign currencies, of which $0.6 million and $0.5 million, respectively, was a restricted deposit as it relates to lease agreements.

Cash paid for interest, including unused commitments fees, was $0.2 million for the three-month period ended April 30, 2020 and April 30, 2019.

NOTE 9 – DERIVATIVE FINANCIAL INSTRUMENTS

As of April 30, 2020, the Company’s entire net forward contracts hedging portfolio consisted of 38.4 million Chinese Yuan equivalent, 12.0 million Swiss Francs equivalent, 9.8 million US dollars equivalent, 17.9 million Euros equivalent and 2.5 million British Pounds equivalent with various expiry dates ranging through September 10, 2020. These forward contracts are not designated as qualified hedges in accordance with ASC 815, Derivatives and Hedging, and, therefore, changes in the fair value of these derivatives are recognized in earnings in the period they arise. Net gains or losses related to these forward contracts are included in cost of sales, selling and general and administrative expenses in the Consolidated Statements of Operations. The cash flows related to these foreign currency contracts are classified in operating activities.

See Note 10 – Fair Value Measurements for fair value and presentation in the Consolidated Balance Sheets for derivatives.

For the quarter ended April 30, 2020, the Company did not have any cash flow hedges.

NOTE 10 – FAIR VALUE MEASUREMENTS

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of April 30, 2020 and 2019 and January 31, 2020 (in thousands):

		Fair Value at April 30, 2020
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$133	$—	$—	$133
Short-term investment	Other current assets	148	—	—	148
SERP assets - employer	Other non-current assets	964	—	—	964
SERP assets - employee	Other non-current assets	41,759	—	—	41,759
Defined benefit plan assets	Other non-current liabilities	—	—	22,799	22,799
Hedge derivatives	Other current assets	—	5	—	5
Total		$43,004	$5	$22,799	$65,808
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$41,735	$—	$—	$41,735
Hedge derivatives	Accrued liabilities	—	29	—	29
Total		$41,735	$29	$—	$41,764

		Fair Value at January 31, 2020
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$184	$—	$—	$184
Short-term investment	Other current assets	156	—	—	156
SERP assets - employer	Other non-current assets	988	—	—	988
SERP assets - employee	Other non-current assets	45,256	—	—	45,256
Defined benefit plan assets	Other non-current liabilities	—	—	24,227	24,227
Hedge derivatives	Other current assets	—	347	—	347
Total		$46,584	$347	$24,227	$71,158
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$45,264	$—	$—	$45,264
Contingent consideration	Other non-current liabilities	—	—	—	—
Total		$45,264	$—	$—	$45,264

		Fair Value at April 30, 2019
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$178	$—	$—	$178
Short-term investment	Other current assets	152	—	—	152
SERP assets - employer	Other non-current assets	978	—	—	978
SERP assets - employee	Other non-current assets	41,268	—	—	41,268
Defined benefit plan assets	Other non-current liabilities	—	—	31,202	31,202
Hedge derivatives	Other current assets	—	8	—	8
Total		$42,576	$8	$31,202	$73,786
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$41,268	$—	$—	$41,268
Hedge derivatives	Accrued liabilities	—	509	—	509
Contingent consideration	Other non-current liabilities	—	—	16,884	16,884
Total		$41,268	$509	$16,884	$58,661

The fair values of the Company’s available-for-sale securities are based on quoted prices. The fair value of the short-term investment, which is a guaranteed investment certificate, is based on its purchase price plus one half of a percent calculated annually. The assets related to the Company’s defined contribution supplemental executive retirement plan (“SERP”) consist of both employer (employee unvested) and employee assets which are invested in investment funds with fair values calculated based on quoted market prices. The SERP liability represents the Company’s liability to the employees in the plan for their vested balances. The hedge derivatives are entered into by the Company principally to reduce its exposure to Swiss Franc and Euro exchange rate risks. Fair values of the Company’s hedge derivatives are calculated based on quoted foreign exchange rates and quoted interest rates. The carrying amount of debt approximated fair value as of April 30, 2020, January 31, 2020, and April 30, 2019, due to the availability and floating rate for similar instruments.

The Company sponsors a pension plan in Switzerland which was amended to a defined benefit plan effective December 31, 2018. The plan covers certain international employees and is based on years of service and compensation on a career-average pay basis. The assets within the plan are classified as a Level 3 asset within the fair value hierarchy and consist of an investment in pooled assets and include separate employee accounts that are invested in equity securities, debt securities and real estate. The values of the separate accounts invested are based on values provided by the administrator of the funds that cannot be readily derived from or corroborated by observable market data. The value of the assets is part of the funded status of the defined benefit plan and included in other non-current liabilities in the consolidated balance sheets at April 30, 2020 and April 30, 2019.

The contingent purchase price liability related to the acquisition of MVMT Watches, Inc., owner of the MVMT brand, is considered a Level 3 liability. Based on updated revenue and EBITDA (as defined in the acquisition agreement) performance expectations during the earn-out period for MVMT, the Company remeasured the contingent consideration to zero at January 31, 2020. During the three months ended April 30, 2019, the liability was revalued with an increase in the fair value of the liability of $0.2 million and was recorded in the Consolidated Statement of Operations.

There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

The purchase consideration for the MVMT business includes two future contingent payments that combined could total up to $100 million. Based on updated revenue and EBITDA (as defined in the acquisition agreement) performance expectations during the earn-out period for MVMT, the Company remeasured the contingent consideration to zero at January 31, 2020 (see Note 5 – Acquisitions and Note 10 – Fair Value Measurements).

The Company is involved in legal proceedings and claims from time to time, in the ordinary course of its business. Legal reserves are recorded in accordance with the accounting guidance for contingencies. Contingencies are inherently unpredictable and it is possible that results of operations, balance sheets or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, such matters. For those legal proceedings and claims for which the Company believes that it is probable that a reasonably estimable loss may result, the Company records a reserve for the potential loss. For proceedings and claims where the Company believes it is reasonably possible that a loss may result that is materially in excess of amounts accrued for the matter, the Company either discloses an estimate of such possible loss or range of loss or includes a statement that such an estimate cannot be made. As of April 30, 2020, the Company is party to legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition, future results of operations beyond the amounts accrued, or cash flows.

NOTE 12 – INCOME TAXES

On March 27, 2020, Congress passed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which provides economic relief to assist American families and companies during the COVID-19 global pandemic. The CARES Act includes, among other things, provisions related to net operating loss carryback periods, refundable payroll tax credits and the delay of certain payroll taxes, and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act allows U.S. net operating losses generated in fiscal 2019, 2020, and 2021 to be carried back up to five years and to offset 100% of regular taxable income in such years. The Company anticipates that there will be a U.S. net operating loss generated in fiscal 2021 which will be carried back to prior taxable years. The Company continues to evaluate other impacts of the CARES Act.

The Company recorded an income tax benefit of $32.3 million and income tax expense of $0.8 million for the three months ended April 30, 2020 and 2019, respectively.

The effective tax rate was 17.7% for both three months ended April 30, 2020 and 2019, respectively. The significant components of the effective tax rate changed primarily due to the recording of valuation allowances on certain foreign deferred tax assets and impairments of the portion of goodwill of the Watch and Accessory reporting unit which is not tax deductible, both of which occurred during the first quarter of fiscal 2021. These changes were partially offset by changes in foreign profits in lower tax jurisdictions and the impact of the CARES Act, which enables the Company to carry back U.S. net operating losses generated in fiscal 2021 into prior taxable years with a U.S. statutory tax rate of 35.0%.

The effective tax rate for the three months ended April 30, 2020 differs from the U.S. statutory tax rate of 21.0% primarily due to impairments of the portion of goodwill of the Watch and Accessory reporting unit which is not tax deductible, partially offset by the impact of the CARES Act, which enables the Company to carry back U.S. net operating losses generated in fiscal 2021 into prior taxable years with a U.S. statutory tax rate of 35.0%.

The effective tax rate for the three months ended April 30, 2019 differs from the U.S. statutory tax rate of 21.0% primarily due to foreign profits in lower tax jurisdictions and excess tax benefits related to stock-based compensation, partially offset by no tax benefit being recognized on operating results of certain foreign subsidiaries.

In December 2019, the FASB issues ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to general principles in “Income Taxes (Topic 740)”. It also clarifies and amends existing guidance to improve consistent application. The guidance is effective for fiscal years beginning after December 15, 2020. The Company early adopted this standard effective February 1, 2020. The provision of ASU 2019-12 which has the most significant impact on the Company is the removal of a limitation on the tax benefit recognized on pre-tax losses during interim periods which exceed the expected loss for the fiscal year. The Company’s income tax benefit includes an income tax benefit of $2.2 million as a result of early adoption in the first quarter of fiscal 2021.

As of April 30, 2020, the Company had no deferred tax liability for the undistributed foreign earnings of approximately $181.3 million because the Company intends to continue permanently reinvesting such earnings in its foreign operations. It is not practicable to estimate the tax liability related to a future distribution of these permanently reinvested foreign earnings.

NOTE 13 – EQUITY

The components of equity for the three months ended April 30, 2020 and 2019 are as follows (in thousands):

		Movado Group, Inc. Shareholders' Equity
	Preferred Stock	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Movado Group, Inc. Shareholders' Equity	Redeemable Noncontrolling Interest
Balance, January 31, 2020	$—	$279	$65	$208,473	$455,479	$85,050	$(222,809)	$707	$527,244	$3,165
Net income/(loss) attributable to Movado Group, Inc.					(149,993)			59	(149,934)	(155)
Stock options exercised		1		(1)			(367)		(367)
Supplemental executive retirement plan				26					26
Stock-based compensation expense				1,572					1,572
Net unrealized loss on investments, net of tax benefit of $13						(38)			(38)
Amortization of prior service cost, net of tax provision of $4						13			13
Foreign currency translation adjustment (3)						(7,951)		(20)	(7,971)	(44)
Balance, April 30, 2020	$—	$280	$65	$210,070	$305,486	$77,074	$(223,176)	$746	$370,545	$2,966

	Preferred Stock	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Movado Group, Inc. Shareholders' Equity	Redeemable Noncontrolling Interest
Balance, January 31, 2019	$—	$277	$65	$201,814	$431,180	$80,507	$(217,188)	$—	$496,655	$3,721
Net income/(loss) attributable to Movado Group, Inc.					3,925				3,925	(1)
Dividends ($0.20 per share)					(4,591)				(4,591)
Stock repurchase							(2,616)		(2,616)
Stock options exercised		2		154			(1,390)		(1,234)
Supplemental executive retirement plan				34					34
Stock-based compensation expense				1,638					1,638
Net unrealized gain on investments, net of tax benefit						1			1
Amortization of prior service cost, net of tax provision of $4						13			13
Foreign currency translation adjustment (3)						(4,184)			(4,184)	(84)
Balance, April 30, 2019	$—	$279	$65	$203,640	$430,514	$76,337	$(221,194)	$-	$489,641	$3,636

(1)	Each share of common stock is entitled to one vote per share on all matters submitted to a vote of the shareholders.
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

NOTE 14 – TREASURY STOCK

On August 29, 2017, the Board approved a share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. Under the share repurchase program, the Company may purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise. This authorization expires on August 29, 2020. See Note 8 – Debt and Lines of Credit – for restrictions on share repurchase under the Company’s revolving credit facility.

During the three months ended April 30, 2020, the Company did not repurchase shares of its common stock under the repurchase program. During the three months ended April 30, 2019, the Company repurchased a total of 78,402 shares of its common stock under the share repurchase program at a total cost of $2.6 million, or an average of $33.36 per share.

At April 30, 2020, $36.4 million remains available for purchase under the Company’s repurchase program.

There were 36,923 and 42,127 shares of common stock repurchased during the three months ended April 30, 2020 and 2019, respectively, as a result of the surrender of shares in connection with the vesting of certain stock awards. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

NOTE 15 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The accumulated balances at April 30, 2020 and 2019, and January 31, 2020, related to each component of accumulated other comprehensive income (loss) are as follows (in thousands):

	April 30, 2020	January 31, 2020	April 30, 2019
Foreign currency translation adjustments	$77,394	$85,345	$76,624
Available-for-sale securities	86	124	120
Unrecognized prior service cost related to defined benefit pension plan	(354)	(367)	(407)
Net actuarial loss related to defined benefit pension plan	(52)	(52)	—
Total accumulated other comprehensive income	$77,074	$85,050	$76,337

NOTE 16 – REVENUE

Disaggregation of Revenue

The following table presents the Company’s net sales disaggregated by customer type. Sales and usage-based taxes are excluded from net sales (in thousands):

	For the Three Months Ended April 30,
Customer Type	2020	2019
Wholesale	$52,910	$115,161
Direct to consumer	16,304	30,356
After-sales service	452	1,032
Net Sales	$69,666	$146,549

The Company’s revenue from contracts with customers is recognized at a point in time. The Company’s net sales disaggregated by geography are based on the location of the Company’s customer (see Note 18 – Segment and Geographic Information).

Wholesale Revenue

The Company’s wholesale revenue consists primarily of revenues from independent distributors, and from department stores, and chain and independent jewelry stores. The Company recognizes and records its revenue when obligations under the terms of a contract with the customer are satisfied, and control is transferred to the customer. Wholesale revenue is measured as the amount of consideration the Company ultimately expects to receive in exchange for transferring goods. Wholesale revenue is included entirely within the Watch and Accessory Brands segment (see Note 18 – Segment and Geographic Information), consistent with how management makes decisions regarding the allocation of resources and performance measurement.

Direct to Consumer Revenue

The Company’s direct to consumer revenue primarily consists of revenues from the Company’s outlet stores, concession stores, ecommerce, and consumer repairs. Revenue is recognized as the end consumer obtains delivery of the merchandise. Direct to Consumer revenue derived from concession stores, ecommerce and consumer repairs is included within the Watch and Accessory Brands segment; revenue derived from outlet stores is included within the Company Stores Segment (see Note 18 – Segment and Geographic Information). Direct to Consumer revenue is included in either the Watch and Accessory Brands segment or Company Stores Segments based on how the Company makes decisions about the allocation of resources and performance measurement.

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

NOTE 17 – STOCK-BASED COMPENSATION

Under the Company’s Employee Stock Option Plan, as amended and restated as of April 4, 2013 (the “Plan”), the Compensation Committee of the Board of Directors, which consists of three of the Company’s non-employee directors, has the authority to grant participants incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights and stock awards, for up to 11,000,000 shares of common stock.

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

The fair value of the stock options, less expected forfeitures, is amortized on a straight-line basis over the vesting term. Total compensation expense for stock option grants recognized during the three months ended April 30, 2020 and 2019 was $0.1 million (net of tax of approximately $22,000) and $0.2 million (net of tax of $0.1 million), respectively. As of April 30, 2020, all stock options have vested so, as a result, there was no unrecognized compensation cost related to unvested stock options. Total consideration received for stock option exercises during the three months ended April 30, 2020 and 2019 was zero and $0.2 million, respectively.

The following table summarizes the Company’s stock options activity during the first quarter of fiscal 2021:

	Outstanding Options	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at January 31, 2020 (399,905 options exercisable)	561,110	$28.41	$23.35-$42.12	5.2	$-
Granted	—
Exercised	—
Cancelled	—
Options outstanding at April 30, 2020	561,110	$28.41	$23.35-$42.12	4.9	$-
Exercisable at April 30, 2020	561,110	$28.41		4.9	$-

There were no stock options exercised during the first quarter of fiscal 2021.

Stock Awards:

Under the Plan, the Company can also grant stock awards to employees and directors. For the three months ended April 30, 2020 and 2019, compensation expense for stock awards was $1.1 million (net of tax of $0.4 million) and $1.1 million (net of tax of $0.3 million), respectively. As of April 30, 2020, there was $6.4 million of unrecognized compensation cost related to unvested stock awards.

The following table summarizes the Company’s stock awards activity during the first quarter of fiscal 2021:

	Number of Stock Award Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000's)
Units outstanding at January 31, 2020	490,239	$33.50	1.4	$8,442
Units granted	86,500	$10.00
Units vested	(141,235)	$26.88
Units forfeited	(3,409)	$25.75
Units outstanding at April 30, 2020	432,095	$31.02	1.3	$4,455

Outstanding stock awards can be classified as either time-based stock awards or performance-based stock awards. Time-based stock awards vest over time subject to continued employment. Performance-based stock awards vest over time subject both to continued employment and to the achievement of corporate financial performance goals. Upon the vesting of a stock award, shares are issued from the pool of authorized shares. For performance-based stock awards, the number of shares issued related to the performance units granted can vary from 0% to 150% of the target number of underlying stock award units, depending on the extent of the achievement of predetermined financial goals. The total fair value of stock award units that vested during the first three months of fiscal 2021 was $3.8 million. The number of shares issued related to the remaining stock awards are established at grant date.

NOTE 18 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company conducts its business in two operating segments: Watch and Accessory Brands and Company Stores. The Company’s Watch and Accessory Brands segment includes the designing, manufacturing and distribution of watches and, to a lesser extent, jewelry and other accessories, of owned and licensed brands, in addition to revenue generated from after-sales service activities and shipping. The Company Stores segment includes the Company’s physical retail outlet locations. The Chief Executive Officer of the Company is the chief operating decision maker (“CODM”) and regularly reviews operating results for each of the two operating segments to assess performance and makes operating decisions about the allocation of the Company’s resources.

The Company divides its business into two major geographic locations: United States operations, and International, which includes the results of all non-U.S. Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s International operations in Europe, the Americas (excluding the United States), Asia and the Middle East accounted for 37.8%, 9.1%, 8.3% and 3.8%, respectively, of the Company’s total net sales for the three months ended April 30, 2020. For the three months ended April 30, 2019, the Company’s International operations in Europe, the Middle East, the Americas (excluding the United States) and Asia accounted for 34.2%, 9.1%, 8.7% and 7.7%, respectively, of the Company’s total net sales.

Operating Segment Data as of and for the Three Months Ended April 30, 2020 and 2019 (in thousands):

	Net Sales
	2020	2019
Watch and Accessory Brands:
Owned brands category	$25,361	$51,919
Licensed brands category	35,684	72,795
After-sales service and all other	2,241	6,781
Total Watch and Accessory Brands	63,286	131,495
Company Stores	6,380	15,054
Consolidated total	$69,666	$146,549

	Operating (Loss)/Income (3)(4)(5)
	2020	2019
Watch and Accessory Brands	$(179,621)	$3,095
Company Stores	(2,542)	1,879
Consolidated total	$(182,163)	$4,974

	Total Assets (1)
	April 30, 2020	January 31, 2020	April 30, 2019
Watch and Accessory Brands	$634,135	$782,339	$766,571
Company Stores	63,778	64,969	62,090
Consolidated total	$697,913	$847,308	$828,661

(1)

The decrease in total assets of the Watch and Accessory Brands segment at April 30, 2020 from January 31, 2020 is due primarily to the impairment charges related to goodwill of $133.7 million and $22.2 million related to intangible assets.

Geographic Location Data as of and for the Three Months Ended April 30, 2020 and 2019 (in thousands):

	Net Sales		Operating (Loss)/Income (3)(4)(5)
	2020	2019	2020	2019
United States (1)	$28,534	$59,494	$(119,990)	$(8,952)
International (2)	41,132	87,055	(62,173)	13,926
Consolidated total	$69,666	$146,549	$(182,163)	$4,974

United States and International net sales are net of intercompany sales of $42.8 million and $77.9 million for the three months ended April 30, 2020 and 2019, respectively.

(1)	The United States operating loss included $6.0 million and $9.0 million of unallocated corporate expenses for the three months ended April 30, 2020 and 2019, respectively.
(2)

The International operating income included $11.1 million and $13.0 million of certain intercompany profits related to the Company’s supply chain operations for the three months ended April 30, 2020 and 2019, respectively.

(3)

For the three months ended April 30, 2020 and 2019, in the United States locations of the Watch and Accessory Brands segment, operating loss included a charge of $0.7 million and $1.5 million, respectively, related to the amortization of intangible assets, deferred compensation and certain acquisition accounting adjustments associated with the MVMT brand. In addition, in the International locations of the Watch and Accessory Brands segment, for the three months ended April 30, 2020 and 2019, operating loss included $0.7 million and $0.7 million, respectively, of expenses primarily related to the amortization of acquired intangible assets, as a result of the Company’s acquisition of the Olivia Burton brand.

(4)

For the three months ended April 30, 2020, in the United States locations of the Watch and Accessory Brands segment, operating loss included a charge of $99.7 million, related to the impairment of goodwill and intangible assets associated with the MVMT brand. In addition, in the International locations of the Watch and Accessory Brands segment, for the three months ended April 30, 2020, operating loss included a charge of $56.2 million related to the impairment of goodwill associated with the Olivia Burton brand and City Time Joint Venture.

(5)

For the three months ended April 30, 2020, in the United States locations and the International locations of the Watch and Accessory Brands segment, operating loss included a charge of $4.7 million and $2.5 million, respectively, related to the corporate initiatives that the Company took in response to the impact on its business due to the COVID-19 pandemic.

	Total Assets (1)
	April 30, 2020	January 31, 2020	April 30, 2019
United States	$303,428	$425,018	$384,816
International	394,485	422,290	443,845
Consolidated total	$697,913	$847,308	$828,661

(1)

The decrease in the United States total assets at April 30, 2020 from January 31, 2020 is primarily due to the impairment charges related to goodwill of $77.5 million and $22.2 million related to intangible assets. The decrease in the International total assets at April 30, 2020 from January 31, 2020 is primarily due to the impairment charge related to goodwill of $56.2 million.

	Property, Plant and Equipment, Net
	April 30, 2020	January 31, 2020	April 30, 2019
United States	$17,639	$18,852	$16,980
International	9,295	10,386	9,085
Consolidated total	$26,934	$29,238	$26,065

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q, including, without limitation, statements under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as statements in future filings by the Company with the Securities and Exchange Commission (the “SEC”), in the Company’s press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, forecasts and projections about the Company, its future performance, the industry in which the Company operates and management’s assumptions. Words such as “expects”, “anticipates”, “targets”, “goals”, “projects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should” and variations of such words and similar expressions are also intended to identify such forward-looking statements. The Company cautions readers that forward-looking statements include, without limitation, those relating to the Company’s future business prospects, projected operating or financial results, revenues, working capital, liquidity, capital needs, inventory levels, plans for future operations, expectations regarding capital expenditures, operating efficiency initiatives and other items, cost savings initiatives, and operating expenses, effective tax rates, margins, interest costs, and income as well as assumptions relating to the foregoing. Forward-looking statements are subject to certain risks and uncertainties, some of which cannot be predicted or quantified. Actual results and future events could differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company’s reports filed with the SEC, including, without limitation, the following: general economic and business conditions which may impact disposable income of consumers in the United States and the other significant markets (including Europe) where the Company’s products are sold; uncertainty regarding such economic and business conditions; trends in consumer debt levels and bad debt write-offs; general uncertainty related to possible terrorist attacks, natural disasters, pandemics, including the effect of the COVID-19 pandemic and other diseases on travel and traffic in the Company’s retail stores and wholesale business; supply disruptions and delivery delays from the Company’s Chinese and other suppliers as a result of the COVID-19 pandemic; adverse impact on the Company’s wholesale customers and customer traffic in the Company’s stores as a result of increased uncertainty and economic disruption caused by the COVID-19 pandemic; the stability of the European Union (including the impact of the United Kingdom’s process to exit from the European Union); the stability of the United Kingdom after its exit from the European Union, and defaults on or downgrades of sovereign debt and the impact of any of those events on consumer spending; changes in consumer preferences and popularity of particular designs, new product development and introduction; decrease in mall traffic and increase in e-commerce; the ability of the Company to successfully implement its business strategies, competitive products and pricing; the impact of “smart” watches and other wearable tech products on the traditional watch market; seasonality; availability of alternative sources of supply in the case of the loss of any significant supplier or any supplier’s inability to fulfill the Company’s orders; the loss of or curtailed sales to significant customers; the Company’s dependence on key employees and officers; the ability to successfully integrate the operations of acquired businesses without disruption to other business activities; the possible impairment of acquired intangible assets including goodwill if the carrying value of any reporting unit were to exceed its fair value; volatility in reported earnings resulting from changes in the estimated fair value of contingent acquisition consideration; the continuation of the Company’s major warehouse and distribution centers; the continuation of licensing arrangements with third parties; losses possible from pending or future litigation; the ability to secure and protect trademarks, patents and other intellectual property rights; the ability to lease new stores on suitable terms in desired markets and to complete construction on a timely basis; the ability of the Company to successfully manage its expenses on a continuing basis; information systems failure or breaches of network security; the continued availability to the Company of financing and credit on favorable terms; business disruptions; and general risks associated with doing business outside the United States including, without limitation, import duties, tariffs (including retaliatory tariffs), quotas, political and economic stability, changes to existing laws or regulations, and success of hedging strategies with respect to currency exchange rate fluctuations.

These risks and uncertainties, along with the risk factors discussed under Item 1A. “Risk Factors” in the Company’s 2020 Annual Report on Form 10-K, should be considered in evaluating any forward-looking statements contained in this report or incorporated by reference herein. All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to the Company or any person acting on its behalf are qualified by the cautionary statements in this section. The Company undertakes no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

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

Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and the results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s most critical accounting policies have been discussed in the Company’s 2020 Annual Report on Form 10-K and are incorporated by reference herein.

In the first quarter of 2020, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13. As a result of adoption, the Company replaced its methodology in determining the allowance for doubtful accounts which was based on an analysis of the aging of accounts receivable, assessments of collectability based on historical trends, the financial condition of the Company’s customers and an evaluation of economic conditions with a methodology that reflects expected credit losses and requires the use of a forward-looking expected credit loss rate for its trade accounts receivables. The adoption had no material impact on the Company’s Consolidated Financial Statements.

The Company performs its annual impairment assessment of goodwill and long-lived intangible assets at the beginning of the fourth quarter of each fiscal year. The Company determined that there was no impairment in fiscal 2020. During the three months ended April 30, 2020, in light of the COVID-19 induced closing of the Company’s stores and the stores of the vast majority of the Company’s wholesale customers (resulting in a decrease in revenues and gross margin), decrease in customer spending and the recent decline in the Company’s market capitalization, the Company concluded that a triggering event had occurred during the first quarter, resulting in the need to perform a quantitative interim impairment assessment over the Company’s Olivia Burton, MVMT and Company Stores’ long-lived assets, as well as the Watch and Accessory reporting unit. The assessment concluded that the fair values of MVMT’s tradename and customer relationships and Watch and Accessory reporting unit did not exceed their respective carrying values. This analysis resulted in impairment charges related to goodwill of $133.7 million and intangible assets of $22.2 million in the first quarter of fiscal 2021.

As of April 30, 2020, there have been no material changes to any of the Company’s critical accounting policies other than the changes mentioned above.

Overview

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

Recent Developments and Initiatives

COVID-19

In light of the COVID-19 pandemic, the Company’s results of operations for the first quarter of fiscal 2021 may not be indicative of the results that the Company will experience in the full fiscal year 2021. In addition to the delivery delays from the Company’s Chinese suppliers that resulted from factory closures in China during the initial phase of the crisis, the virus has now impacted the Company’s worldwide operations as well as those of the Company’s customers. In response to the outbreak, in mid-March 2020, the Company and the majority of the Company’s wholesale customers closed all of their retail stores indefinitely due to health concerns associated with the COVID-19 pandemic; however, in certain regions, the Company’s wholesale customers have begun to open their stores. Furthermore, various containment and mitigation measures that have been imposed by governmental and other authorities around the world (such as quarantines and other social distancing requirements) have materially adversely affected sales of the Company’s products, which are heavily dependent on customer traffic in our Company Stores and in the stores of the Company’s wholesale customers. The continuation or tightening of such measures would have a further material adverse effect on the Company’s results of operations and financial condition. In addition, as the Company’s potential customers face layoffs and other negative economic impacts from the COVID-19 outbreak, their disposable income for discretionary purchases and their actual or perceived wealth may be negatively impacted, potentially exacerbating the impact on the Company’s net sales. The ongoing impact of the outbreak of COVID-19 on the Company’s liquidity, revenues, impairment considerations surrounding the Company’s indefinite and long-lived assets and results of operations cannot be reasonably predicted at this time due to the high level of uncertainty, unknown future developments, duration of containment measures and the timeline for recovery.

As of June 9, 2020, the Company has reopened 14 of its Company Stores.

In response to this challenging environment, while the Company’s focus remains on the health and safety of our associates, customers and business partners, the Company is taking the following actions:

Revenue-Generating Activities

•	Optimizing of the Company’s e-commerce platforms, including the newly formed MCS.com, and ensuring that distribution centers remain operational across all major regions;
•	Re-opening Company-owned stores throughout the U.S., Canada and the U.K. as quickly as practicable, while following governmental and public health guidelines; and
•	Supporting the Company’s wholesale customers as local containment measures ease throughout the world.

Eliminating Non-Essential Operating Costs Across All Key Areas of Spend

•

Driving SG&A savings by minimizing all non-essential operating costs, right-sizing marketing expenses to the lower revenue base while maintaining a focus on digital, and driving procurement savings, including by reducing third party services.

Strengthening the Company’s Balance Sheet and Enhancing Financial Flexibility

•	Tightly managing inventories by delaying or cancelling inventory receipts as deliveries are prioritized; and
•	Reducing capital expenditures while prioritizing investment in high-return projects particularly in digital.

Preserving Liquidity

•	Drawing down an additional $30.9 million under the Credit Agreement to add to cash balances;
•	Suspending the Company’s quarterly cash dividend beginning in the first quarter of fiscal 2021; and
•	Suspending the share repurchase program.

Addressing Organizational Costs

•	Temporarily reducing the Company’s workforce, including approximately 80% of the Company’s North American workforce effective April 6, 2020, through such time as circumstances warrant;
•	Applying for available government payroll subsidy programs in various countries to mitigate payroll expense;
•

Reducing salaries for the Company’s salaried employees, including Chairman and Chief Executive Officer, Efraim Grinberg, who has volunteered to forego all salary during the furlough period. All remaining salaried employees have agreed to a salary reduction of 15% to 25% and the Board of Directors has waived the cash portion of their compensation during this period;

•	Freezing the Company’s match on executive deferred compensation plans and the Company’s 401(k) match; and
•	Reducing staffing to minimal levels at the Company’s warehouses worldwide, focusing on servicing e-commerce customers.

In addition, the Company is developing a long-term strategy to reduce operating expenses, streamline the organization and maintain a high level of variable expenses enabling the Company to be more responsive to further shifts in trends and the retail environment.

The Company will continue to consider near-term demands and the long-term financial health of the business as steps are taken to mitigate the consequences of the COVID-19 pandemic and the uncertain business environment.

Fiscal 2021 Impairments

During the three months ended April 30, 2020, in light of the COVID-19 pandemic that resulted in the closing of the Company’s stores and of the vast majority of the stores of the Company’s wholesale customers (resulting in a decrease in revenues and gross margin), a decrease in customer spending and the recent decline in global equity markets, the Company concluded that a triggering event had occurred during the first quarter, resulting in the need to perform a quantitative interim impairment assessment over the Company’s Olivia Burton, MVMT and Company Stores’ long-lived assets as well as the Watch and Accessory reporting unit.

The Company made revisions to its internal forecasts, resulting in a reduction in both current and future expected cash flows, due to the COVID-19 pandemic and the uncertain business environment. As a result, during the first quarter of fiscal 2021, the Company recorded impairment charges related to goodwill of $133.7 million and intangible assets related to MVMT’s tradename and customer relationships of $22.2 million.

During the first quarter of fiscal 2021, the Company recorded $3.5 million of increases in inventory reserves and $1.1 million increases in allowance for doubtful accounts, similarly driven by current and expected changes to operations as result of the COVID-19 pandemic.

Tariffs

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

Results of operations for the three months ended April 30, 2020 as compared to the three months ended April 30, 2019

During the first quarter of fiscal 2021, the Company’s and many of the wholesale customers have been impacted by closures, reduced store hours or reduced traffic. The Company has seen and expects to continue to see material reductions in sales as a result of the COVID-19 pandemic and the uncertain business environment. In addition, these reductions in sales have not been entirely offset by proportional decreases in expenses, as the Company continues to incur costs such as operating lease costs, depreciation expense, and certain other costs such as compensation and administrative expenses, resulting in a negative effect on the relationship between the Company’s expenses and sales. The Company continues to take steps to manage the Company’s resources by reducing or deferring capital expenditures, reducing advertising expenditures, reducing compensation costs, in part through employee furloughs, salary reductions and European government subsidies of a portion of employees’ wages, as well as reducing overall operating expenses to mitigate the adverse impact of the pandemic. The current circumstances are dynamic and the impacts of the COVID-19 pandemic on the Company’s business operations, including the duration and impact on overall consumer demand, cannot be reasonably predicted at this time. The Company anticipates the COVID-19 pandemic will have a material adverse impact on its business, results of operations, financial condition and cash flows for the year ending January 31, 2021. As the COVID-19 pandemic is complex and rapidly evolving, the Company’s plans may change.

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Three Months Ended April 30,
	2020	2019
Watch and Accessory Brands:
United States	$22,307	$44,662
International	40,979	86,833
Total Watch and Accessory Brands	63,286	131,495
Company Stores:
United States	6,227	14,832
International	153	222
Total Company Stores	6,380	15,054
Net Sales	$69,666	$146,549

Comparative net sales by categories were as follows (in thousands):

	Three Months Ended April 30,
	2020	2019
Watch and Accessory Brands:
Owned brands category	$25,361	$51,919
Licensed brands category	35,684	72,795
After-sales service and all other	2,241	6,781
Total Watch and Accessory Brands	63,286	131,495
Company Stores	6,380	15,054
Net Sales	$69,666	$146,549

Net Sales

Net sales for the three months ended April 30, 2020 were $69.7 million, $76.9 million or 52.5% below the prior year period. This decrease is primarily due to the COVID-19 pandemic. For the three months ended April 30, 2019, fluctuations in foreign currency exchange rates negatively impacted net sales by $0.7 million when compared to the prior year period.

Watch and Accessory Brands Net Sales

Net sales for the three months ended April 30, 2020 in the Watch and Accessory Brands segment were $63.3 million, below the prior year period by $68.2 million, or 51.9%. The decrease in net sales was primarily attributable to the COVID-19 pandemic and the resultant closure of the stores of the Company’s wholesale customers during the period. There were decreases in net sales in both the United States and International locations of the Watch and Accessory Brands segment.

United States Watch and Accessory Brands Net Sales

Net sales for the three months ended April 30, 2020 in the United States locations of the Watch and Accessory Brands segment were $22.3 million, below the prior year period by $22.4 million, or 50.1%, resulting from net sales decreases across all brands in both the owned and licensed brand categories due to the COVID-19 pandemic. The net sales recorded in the owned brands category decreased by $15.2 million, or 48.5%, and net sales recorded in the licensed brand category decreased $4.2 million, or 45.8%.

International Watch and Accessory Brands Net Sales

Net sales for the three months ended April 30, 2020 in the International locations of the Watch and Accessory Brands segment were $41.0 million, below the prior year by $45.8 million, or 52.8%, which included fluctuations in foreign currency exchange rates which unfavorably impacted net sales by $0.7 million when compared to the prior year period. The decrease in net sales were across all brands in both the owned and licensed brand categories due to the COVID-19 pandemic. The net sales decrease recorded in the owned brands category was $11.3 million, or 55.3% and is due to sales decreases primarily in Europe, the Americas (excluding the United States), Asia, and the Middle East. The net sales decrease in the licensed brands category was $32.9 million, or 51.7%, primarily due to net sales decreases in Europe, the Americas (excluding the United States), Asia and the Middle East.

Company Stores Net Sales

Net sales for the three months ended April 30, 2020 in the Company Stores segment were $6.4 million, $8.7 million or 57.6% below the prior year period. The net sales decrease in comparable stores is primarily the result of the closure of the Company’s retail stores in mid-March in response to the COVID-19 pandemic. This decrease was offset by the addition of new stores that did not exist in the prior-year period but contributed to sales in the current period prior to the COVID-19 related closures in mid-March. As of April 30, 2020, and 2019, the Company operated 47 and 44 retail outlet locations, respectively.

Gross Profit

Gross profit for the three months ended April 30, 2020 was $31.9 million or 45.8% of net sales as compared to $78.9 million or 53.8% of net sales in the prior year period. The decrease in gross profit of $47.0 million was primarily due to lower net sales and a lower gross margin percentage. The decrease in the gross margin percentage of approximately 800 basis points for the three months ended April 30, 2020 resulted primarily from corporate initiatives related to an increase in inventory reserves in response to the COVID-19 pandemic of approximately 500 basis points, the decreased deleveraging of certain fixed costs as a result of lower sales of approximately 150 basis points, additional U.S. special tariffs of approximately 70 basis points, an unfavorable impact of sales mix of approximately 60 basis points and a negative impact of fluctuations in foreign currency exchange rates of approximately 30 basis points.

Selling, General and Administrative (“SG&A”)

SG&A expenses for the three months ended April 30, 2020 were $58.1 million, representing a decrease from the prior year period of $15.8 million, or 21.3%, primarily from lower marketing expenses of $9.8 million; a decrease in payroll related expenses of $5.0 million primarily as a result of the furloughing of employees, salary reductions and European government subsidies starting at the beginning of April in response to the COVID-19 pandemic; a decrease of $2.7 million in trade show costs due to the cancellation of a global customer event due to COVID-19 health concerns and travel restrictions; a $0.8 million decrease in consulting and recruiting charges and a decrease of $0.6 million in travel and entertainment charges due to travel restrictions related to the COVID-19 pandemic. The decrease in SG&A was partially offset by an increase in corporate initiative charges primarily in response to the COVID-19 pandemic of $3.7 million consisting of $1.5 million in write-off of unrefunded trade show deposits, $1.1 million in additional accounts receivable reserves and $1.1 million in restructuring charges. For the three months ended April 30, 2020, fluctuations in foreign currency rates related to the foreign subsidiaries positively impacted SG&A expenses by $0.2 million when compared to the prior year period.

Impairment of Goodwill and Intangible Assets

As a result of the economic conditions caused by the response to COVID-19, the Company performed a quantitative assessment of its goodwill and long-lived intangible assets at April 30, 2020. The Company recorded a goodwill impairment of $133.7 million related to the Company’s Watch and Accessory reporting unit as the carrying value of goodwill exceeded the fair value at April 30, 2020. The Company also recorded a $22.2 million impairment charge related to MVMT’s trade name and customer relationships as the carrying amount of these long-lived intangible assets exceeded the fair value.

Watch and Accessory Brands Operating (Loss)/Income

For the three months ended April 30, 2020 the Company recorded an operating loss of $179.6 million in the Watch and Accessory Brands segment which included goodwill and intangible assets impairment charges of $133.7 million and $22.2 million, respectively. Without these charges, for the three months ended April 30, 2020, operating loss would have been $23.7 million as compared to operating income of $3.1 million for the three months ended April 30, 2019, which includes $6.0 million and $9.0 million of unallocated corporate expenses as well as $11.1 million and $13.0 million, respectively, of certain intercompany profits related to the Company’s supply chain operations. In addition to the assets impairments, the decrease in operating income was the result of a decrease in gross profit of $41.6 million, which included corporate initiative costs of $3.5 million comprising an increase in inventory reserves, partially offset by a decrease in SG&A expenses of $14.8 million when compared to the prior year period. The decrease in gross profit was the result of lower gross margin percentage and lower sales. The decrease in SG&A expenses of $14.8 million resulted primarily from lower marketing expenses of $9.8 million; a decrease in payroll related expenses of $4.1 million primarily as a result of the furloughing of employees, salary reductions and European government subsidies starting at the beginning of April in response to the COVID-19 pandemic; a decrease of $2.7 million in trade show costs due to the cancellation of a global customer trade show due to COVID-19 health concerns and travel restrictions; a $0.8 million decrease in consulting and recruiting charges and a decrease of $0.6 million in travel and entertainment charges due to travel restrictions related to the COVID-19 pandemic. The decrease in SG&A was partially offset by an increase in corporate initiative charges primarily in response to the COVID-19 pandemic of $3.7 million consisting of $1.5 million in write-off of unrefunded trade show deposits, $1.1 million in additional accounts receivable reserves and $1.1 million in restructuring charges. For the three months ended April 30, 2020, fluctuations in foreign currency exchange rates positively impacted the Watch and Accessory Brands segment operating loss by $0.1 million when compared to the prior year period.

U.S. Watch and Accessory Brands Operating Loss

For the three months ended April 30, 2020 the Company recorded an operating loss of $117.6 million in the United States locations of the Watch and Accessory Brands segment which included goodwill and impairment charges of $77.5 million and $22.2 million, respectively. Without these charges, for the three months ended April 30, 2020, operating loss would have been $17.9 million as compared to operating loss of $10.8 million for the three months ended April 30, 2019, which includes unallocated corporate expenses of $6.0 million and $9.0 million, respectively. In addition to the assets impairments, the increase in operating loss was the result of lower gross profit of $17.7 million, which included corporate initiative costs of $3.5 million comprising an increase in inventory reserves, partially offset by lower SG&A expenses of $10.6 million. The decrease in gross profit of $17.7 million was due to lower sales and a lower gross margin percentage. The decrease in SG&A expenses of $10.6 million resulted primarily from lower marketing costs of $7.1 million; a decrease in payroll related expenses of $3.1 million primarily as a result of the furloughing of employees and salary reductions starting at the beginning of April in response to the COVID-19 pandemic; a decrease of $0.4 million in consulting and recruiting charges and a decrease of $0.3 million in travel and entertainment charges due to travel restrictions related to the COVID-19 pandemic. The decrease in SG&A was partially offset by an increase in corporate initiative charges primarily in response to the COVID-19 pandemic of $1.2 million consisting of $1.1 million in additional accounts receivable reserves and $0.1 million in restructuring charges.

International Watch and Accessory Brands Operating (Loss)/Income

For the three months ended April 30, 2020 the Company recorded an operating loss of $62.0 million in the International locations of the Watch and Accessory Brands segment which included goodwill impairment charges of $56.2 million. Without these charges, for the three months ended April 30, 2020, operating loss would have been $5.8 million as compared to operating income of $13.9 million for the three months ended April 30, 2019, which amounts include $11.1 million and $13.0 million, respectively, of certain intercompany profits related to the Company’s International supply chain operations. In addition to the goodwill impairment charges, the decrease in operating income was primarily related to lower gross profit of $23.9 million, partially offset by lower SG&A expenses of $4.2 million. The decrease in gross profit of $23.9 million was primarily related to lower net sales and a lower gross margin percentage. The decrease in SG&A expenses of $4.2 million resulted primarily from lower marketing costs of $2.7 million; a decrease in payroll related expense of $1.0 million primarily as a result of the furloughing of employees, salary reductions and European government subsidies starting at the beginning of April in response to the COVID-19 pandemic; a decrease of $2.7 million in trade show costs due to cancellation of a global customer event due to COVID-19 health concerns and travel restrictions; a decrease in $0.4 million in consulting and recruiting charges; and a decrease of $0.3 million in travel and entertainment charges due to travel restrictions related to the COVID-19 pandemic. The decrease in SG&A was partially offset by an increase in corporate initiative charges primarily in response to the COVID-19 pandemic of $2.5 million consisting of $1.5 million in write-off of unrefunded trade show deposits and $1.0 million in restructuring charges. Fluctuation in foreign currency exchange rates positively impacted operating loss by $0.1 million when compared to the prior year period.

Company Stores Operating (Loss)/Income

The Company recorded operating loss of $2.5 million and operating income $1.9 million in the Company Stores segment for the three months ended April 30, 2020 and 2019, respectively. The decrease in operating income of $4.4 million was primarily related to lower gross profit of $5.4 million partially offset by lower SG&A expenses of $1.0 million. The decrease in SG&A expenses of $1.0 million was primarily due to a decrease in payroll related expenses of $0.9 million due to the closing of the Company’s stores and the furloughing of employees due to the COVID-19 pandemic. As of April 30, 2020, and 2019, the Company operated 47 and 44 retail outlet locations, respectively.

Income Taxes

The Company recorded an income tax benefit of $32.3 million and an income tax expense of $0.8 million for the three months ended April 30, 2020 and 2019, respectively.

The effective tax rate was 17.7% for both three months ended April 30, 2020 and 2019, respectively. The significant components of the effective tax rate changed primarily due to the recording of valuation allowances on certain foreign deferred tax assets and impairments of the portion of goodwill of the Watch and Accessory reporting unit which is not tax deductible, both of which occurred during the first quarter of fiscal 2021. These changes were partially offset by changes in foreign profits in lower tax jurisdictions and the impact of the CARES Act, which enables the Company to carry back U.S. net operating losses generated in fiscal 2021 into prior taxable years with a U.S. statutory tax rate of 35.0%.

The effective tax rate for the three months ended April 30, 2020 differs from the U.S. statutory tax rate of 21.0% primarily due to impairments of the portion of goodwill of the Watch and Accessory reporting unit which is not tax deductible, partially offset by the impact of the CARES Act, which enables the Company to carry back U.S. net operating losses generated in fiscal 2021 into prior taxable years with a U.S. statutory tax rate of 35.0%.

The effective tax rate for the three months ended April 30, 2019 differs from the U.S. statutory tax rate of 21.0% primarily due to foreign profits in lower tax jurisdictions and excess tax benefits related to stock-based compensation, partially offset by no tax benefit being recognized on operating results of certain foreign subsidiaries.

Net (Loss)/ Income Attributable to Movado Group, Inc.

The Company recorded net loss attributable to Movado Group, Inc. of $150.0 million and net income attributable to Movado Group, Inc. of $3.9 million, for the three months ended April 30, 2020 and 2019, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that cash flows from operations and its credit lines and on-hand cash provide adequate funds to support its operating, capital and debt service requirements for the next twelve months subsequent to the issuance of these financial statements.  During the fiscal year ended January 31, 2020 the Company’s liquidity needs were funded through cash from operations. However, during the first quarter of fiscal 2021, the Company’s cash generated from operations was negatively impacted due to widespread closures of the Company’s retail locations and the Company’s wholesale customers’ stores as a result of the COVID-19 pandemic and the Company borrowed $30.9 million under its revolving credit facility as a precautionary measure in order to increase the Company’s cash position and preserve liquidity given the upcoming uncertainty in global markets from the COVID-19 pandemic. Given the disruption to the Company’s business caused by the COVID-19 pandemic, in June 2020, the Company amended its credit agreement to provide for temporary relief under some of the Company’s financial covenants for a specified period. Although the Company believes it has adequate sources of liquidity over the long term, continued uncertainty surrounding the COVID-19 pandemic, an economic recession or a slow recovery could adversely affect the Company’s business and liquidity.

In response to the uncertainty, the Company has taken other actions to reinforce its liquidity and financial flexibility. Specific actions that the Company is undertaking include, but are not limited to, actively reducing SG&A expense by minimizing non-essential operating costs, right-sizing marketing expenses to the lower revenue base while maintaining a focus on digital, driving procurement savings, including by reducing third party services, tightly managing inventories by delaying or cancelling inventory receipts as deliveries are prioritized, reducing capital expenditures while prioritizing investment in high-return projects particularly in digital and suspending quarterly dividend and share repurchases for the foreseeable future.

At April 30, 2020 the Company had working capital of $348.9 million as compared to $335.1 million at April 30, 2019. The increase in working capital was primarily the result of additional cash and cash equivalents of $37.1 million primarily due to an increase in borrowings and a decrease in accounts payable. These factors were offset by a decrease in accounts receivable resulting primarily from lower sales due to the COVID-19 pandemic. The Company defines working capital as the difference between current assets and current liabilities.

The Company had $25.6 million of cash used in operating activities for the three months ended April 30, 2020 as compared to $25.6 million of cash used in operating activities for the three months ended April 30, 2019. Cash used by operating activities for the quarter ended April 30, 2020 included net loss attributable to the Movado Group, Inc. of $150.0 million, positively adjusted by $127.5 million related to non-cash items. Cash used in operating activities included a decrease in accounts payable and accrued liabilities totaling $21.8 million primarily as a result of a reduction in expenditures during the quarter and timing of payments to vendors and an increase in investment in inventories of $10.3 million primarily due to lower sales resulting from the COVID-19 pandemic. Cash provided by operating activities for the quarter ended April 30, 2020 included a $25.4 million decrease in trade receivables primarily due to lower sales resulting from the COVID-19 pandemic and an increase in income taxes payable of $4.8 million due to timing of tax payments.

Cash used in investing was $1.0 million for the three months ended April 30, 2020 as compared to $2.3 million for the three months ended April 30, 2019. The cash used in the three months ended April 30, 2020 was primarily related to the construction of shop-in-shops at some of the Company’s wholesale customers.

Cash provided by financing activities was $30.5 million for the three months ended April 30, 2020 as compared to cash used by financing activities of $8.4 million for the three months ended April 30, 2019. The cash provided in the three months ended April 30, 2020 included proceeds from bank borrowings of $30.9 million as a precautionary measure in order to increase the Company’s cash position, preserve financial flexibility and maintain liquidity in response to the COVID-19 pandemic, offset by $0.4 million stock awards exercised, net of $0.4 million of shares repurchased as a result of the surrender of shares in connection with the vesting of certain stock awards. In response to the COVID-19 pandemic, the Company has suspended its quarterly dividend and share repurchases effective the first quarter of fiscal 2021. The Company paid $4.6 million in dividends and $2.6 million in share repurchases during the first quarter of fiscal 2020.

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

On June 5, 2020, the Company and its lenders entered into an amendment (the “Second Amendment”) to the Credit Agreement effective as of April 30, 2020.  Among other things, the Second Amendment provides for the following temporary relief with respect to the financial maintenance covenants in the Credit Agreement from April 30, 2020 through the date on which the Company delivers a compliance certificate in respect of the period ended July 31, 2021 (or earlier if the Company demonstrates satisfaction of certain earnings and leverage milestones) (the “Suspension Period”): (i) the maximum consolidated leverage ratio is increased from 2.50 to 1.0 to 2.75 to 1.0 for the four quarter period ended April 30, 2020 and suspended thereafter until the end of the Suspension Period when it resumes at 2.50 to 1.0 and (ii) the minimum EBITDA covenant levels are reduced.  In addition, the Second Amendment provides that (i) through April 30, 2021, the Company is required to maintain minimum liquidity (comprised of unrestricted cash and cash equivalents and unutilized commitments under the Credit Agreement) of $100.0 million, (ii) during the Suspension Period, certain covenants, including covenants related to dividends, debt incurrence, investments and capital expenditures, have been tightened and (iii) during the Suspension Period, the interest rate for borrowings under the Credit Agreement is increased to LIBOR plus 2.75% per annum and the commitment fee in respect of the unutilized commitments is increased to 0.45% per annum. In addition, the Second Amendment permanently increased the LIBOR floor for loans under the Credit Agreement from 0% to 1.00% and permanently reduced the minimum EBITDA financial covenant level to $35.0 million starting with the four-quarter period ending July 31, 2021. The foregoing summary of the Second Amendment is qualified by reference to the full text of the amendment, which is attached as Exhibit 4.1 hereto and incorporated herein by reference.

As of April 30, 2020, and April 30, 2019, there was 70.0 million and 50.0 million in Swiss Francs, respectively (with a dollar equivalent of $72.5 million and $49.1 million, respectively), in addition to $10.0 million as of April 30, 2020, in loans outstanding under the Facility. Availability under the Facility was reduced by the aggregate number of letters of credit outstanding, issued in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at both April 30, 2020 and April 30, 2019. At April 30, 2020, the letters of credit have expiration dates through June 1, 2020. As of April 30, 2020, and April 30, 2019, availability under the Facility was $17.2 million and $50.6 million, respectively. For additional information regarding the Facility, see Note 8 – Debt and Lines of Credit to the Consolidated Financial Statements.

The Company had weighted average borrowings under the facility of $65.6 million and $49.8 million during the three months ended April 30, 2020 and 2019, respectively, with a weighted average interest rate of 1.17% and 1.00% during the three months ended April 30, 2020 and 2019, respectively.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified maturity with a Swiss bank. As of April 30, 2020, and 2019, these lines of credit totaled 6.5 million Swiss Francs for both periods, with a dollar equivalent of $6.7 million and $6.4 million, respectively. As of April 30, 2020, and 2019, there were no borrowings against these lines. As of April 30, 2020, and 2019, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.2 million, and $1.1 million, respectively, in various foreign currencies, of which $0.6 million and $0.5 million, respectively, was a restricted deposit as it relates to lease agreements.

Cash paid for interest, including unused commitments fees, was $0.2 million for the three months ended April 30, 2020 and April 30, 2019.

The Company did not pay cash dividends during the three months ended April 30, 2020. The Company paid cash dividends of $0.20 per share or $4.6 million during the three months ended April 30, 2019. The decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion. The Company is committed to resuming dividend payments when the environment and its business stabilize and dividends are permitted by the terms of its revolving credit facility (see Note 8 – Debt and Lines of Credit).

On August 29, 2017, the Board approved a share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. Under this program the Company may purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise through August 29, 2020. See Note 8 – Debt and Lines of Credit – for restrictions on share repurchase under the Company’s revolving credit facility. During the three months ended April 30, 2020, the Company did not repurchase any shares of its common stock. At April 30, 2020, $36.4 million remains available for purchase under the Company’s repurchase program.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet financing or unconsolidated special-purpose entities.

Accounting Changes and Recent Accounting Pronouncements

See Note 3- Recent Accounting Pronouncements to the accompanying unaudited Consolidated Financial Statements for a description of certain accounting changes and recent accounting pronouncements which may impact the Company’s Consolidated Financial Statements in future reporting periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk

The Company’s primary market risk exposure relates to foreign currency exchange risk (see Note 9 – Derivative Financial Instruments to the Consolidated Financial Statements). A significant portion of the Company’s purchases are denominated in Swiss Francs and, to a lesser extent, the Japanese Yen. The Company also sells to third-party customers in a variety of foreign currencies, most notably the Euro, Swiss Franc and the British Pound. The Company reduces its exposure to the Swiss Franc, Euro, British Pound, Chinese Yuan and Japanese Yen exchange rate risk through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. The earnings impact is mostly offset by the effects of currency movements on the underlying hedged transactions. To the extent that the Company does not engage in a hedging program, any change in the Swiss Franc, Euro, British Pound, Chinese Yuan and Japanese Yen exchange rates to local currency would have an equal effect on the Company’s earnings.

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

As of April 30, 2020, the Company’s entire net forward contracts hedging portfolio consisted of 38.4 million Chinese Yuan equivalent, 12.0 million Swiss Francs equivalent, 9.8 million US dollars equivalent, 17.9 million Euros equivalent and 2.5 million British Pounds equivalent with various expiry dates ranging through September 10, 2020, compared to a portfolio of 40.4 million Chinese Yuan equivalent, 31.0 million Swiss Francs equivalent, 15.3 million US dollars equivalent, 14.2 million Euros equivalent and 1.9 million British Pounds equivalent with various expiry dates ranging through October 29, 2019, as of April 30, 2019. If the Company were to settle its Swiss Franc forward contracts at April 30, 2020, the net result would be an immaterial loss. As of April 30, 2020, the Company’s British Pound, Chinese Yuan, US Dollar and Euro forward contracts had no gain or loss. The Company had no cash flow hedges as of April 30, 2020 and April 30, 2019, respectively.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under its hedging program, the Company can purchase various commodity derivative instruments, primarily futures contracts. When held, these derivatives are documented as qualified cash flow hedges, and the resulting gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. The Company did not hold any future contracts in its gold hedge portfolio as of April 30, 2020 and 2019, thus, any changes in the gold purchase price will have an equal effect on the Company’s cost of sales.

Debt and Interest Rate Risk

Floating rate debt at April 30, 2020 and 2019 totaled $82.5 million (70 million in Swiss francs and $10 million) and $49.1 million (50 million in Swiss francs), respectively. The debt outstanding at April 30, 2020 is based on LIBOR plus a spread ranging from 1.00% to 1.75% per annum or on a base rate plus a spread ranging from 0% to 0.75% per annum, with the spread in each case being based on the Company’s consolidated leverage ratio (as defined in the credit agreement). As of April 30, 2020, the Company had weighted average borrowings of $65.6 million with a weighted average interest rate of 1.17%. As of April 30, 2020, the Company’s spreads were 1.25% over LIBOR and 0.25% over the base rate. The Company does not hedge these interest rate risks. Based on the average floating rate debt outstanding during the three months ended April 30, 2020, a one-percent increase or decrease in the average interest rate during the period would have resulted in a change to interest expense of $0.2 million for the three months ended April 30, 2020.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended April 30, 2020, that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the above matter, the Company is involved in other legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition, future results of operations beyond the amounts accrued, or cash flows.

Item 1A. Risk Factors

As of April 30, 2020, there have been no material changes to any of the risk factors previously reported in the Company’s 2020 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 29, 2017, the Board approved a share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock from time to time through August 29, 2020, depending on market conditions, share price and other factors. The Company may purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise. During the three months ended April 30, 2020, the Company did not repurchase any shares of its common stock.

At the election of an employee, upon the vesting of a stock award or the exercise of a stock option, shares of common stock having an aggregate value on the vesting of the award or the exercise date of the option, as the case may be, equal to the employee’s withholding tax obligation may be surrendered to the Company by netting them from the vested shares issued. Similarly, shares having an aggregate value equal to the exercise price of an option may be tendered to the Company in payment of the option exercise price and netted from the shares of common stock issued upon the option exercise. An aggregate of 36,923 shares were repurchased during the three months ended April 30, 2020 as a result of the surrender of shares of common stock in connection with the vesting of certain restricted stock awards and stock options.

The following table summarizes information about the Company’s purchases for the three months ended April 30, 2020 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
February 1, 2020 – February 29, 2020	3,028	$15.85	—	$36,405,816
March 1, 2020 – March 31, 2020	—	—	—	36,405,816
April 1, 2020 – April 30, 2020	33,895	9.41	—	36,405,816
Total	36,923	$9.94	—	$36,405,816

Item 5. Other Information

On June 5, 2020, the Company entered into an amendment (the “Second Amendment”) to the Company’s Amended and Restated Credit Agreement (the “Credit Agreement”) dated October 12, 2018 with the lenders party thereto and Bank of America, N.A., as administrative agent, governing the terms of the Company’s $100.0 million senior secured revolving credit facility. Among other things, the Second Amendment provides for the following temporary relief with respect to the financial maintenance covenants in the Credit Agreement from the Second Amendment’s effective date of April 30, 2020 through the date on which the Company delivers a compliance certificate in respect of the period ended July 31, 2021 (or earlier if the Company demonstrates satisfaction of certain earnings and leverage milestones) (the “Suspension Period”): (i) the maximum consolidated leverage ratio is increased from 2.50 to 1.0 to 2.75 to 1.0 for the four quarter period ended April 30, 2020 and suspended thereafter until the end of the Suspension Period when it resumes at 2.50 to 1.0 and (ii) the minimum EBITDA covenant levels are reduced.  In addition, the Second Amendment provides that (i) through April 30, 2021, the Company is required to maintain minimum liquidity (comprised of unrestricted cash and cash equivalents and unutilized commitments under the Credit Agreement) of $100.0 million, (ii) during the Suspension Period, certain covenants, including covenants related to dividends, debt incurrence, investments and capital expenditures, have been tightened and (iii) during the Suspension Period, the interest rate for borrowings under the Credit Agreement is increased to LIBOR plus 2.75% per annum and the commitment fee in respect of the unutilized commitments is increased to 0.45% per annum. In addition, the Second Amendment permanently increased the LIBOR floor for loans under the Credit Agreement from 0% to 1.00% and permanently reduced the minimum EBITDA financial covenant level to $35.0 million starting with the four-quarter period ending July 31, 2021. The foregoing summary of the Second Amendment is qualified by reference to the full text of the amendment, which is attached as Exhibit 4.1 hereto and incorporated herein by reference.

Item 6. Exhibits

4.1

Second Amendment, dated June 5, 2020 and effective April 30, 2020, to the Amended and Restated Credit Agreement, dated as of October 12, 2018, among the Company, certain U.S. and Swiss subsidiaries thereof, the lenders party thereto and Bank of America, N.A. as administrative agent.

10.1*

License Agreement among Tommy Hilfiger Licensing LLC, Movado Group, Inc. and Swissam Products Limited, effective as of January 1, 2020, amending and restating the prior license agreement among such parties dated September 16, 2009.

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

101

The following financial information from Movado Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2020 filed with the SEC, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

104	Cover Page Interactive Data File, formatted in Inline Extensible Business Reporting Language (iXBRL).

* Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOVADO GROUP, INC.
(Registrant)
Dated: June 9, 2020	By:	/s/ Sallie A. DeMarsilis
Sallie A. DeMarsilis Senior Vice President, Chief Financial Officer and Principal Accounting Officer