Form 10-Q
period 2020-07-31
MOVADO GROUP INC
filed 2020-08-27
CIK 72573

L

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2020

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

The number of shares outstanding of the registrant’s Common Stock and Class A Common Stock as of August 21, 2020 were 16,572,681 and 6,608,548, respectively.

MOVADO GROUP, INC.

Index to Quarterly Report on Form 10-Q

July 31, 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	July 31,	January 31,	July 31,
	2020	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$170,195	$185,872	$134,890
Trade receivables, net	60,128	78,388	93,699
Inventories	173,374	171,406	200,953
Other current assets	29,856	28,888	32,113
Total current assets	433,553	464,554	461,655
Property, plant and equipment, net	25,888	29,238	28,248
Operating lease right-of-use assets	82,169	89,523	91,119
Deferred and non-current income taxes	59,747	25,403	24,621
Goodwill	—	136,366	131,936
Other intangibles, net	18,071	42,359	43,995
Other non-current assets	60,261	59,865	59,057
Total assets	$679,689	$847,308	$840,631
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$29,929	$35,488	$50,281
Accrued liabilities	45,509	44,210	43,874
Accrued payroll and benefits	12,431	6,302	7,333
Current operating lease liabilities	14,766	15,083	14,609
Income taxes payable	6,774	8,217	10,800
Total current liabilities	109,409	109,300	126,897
Loans payable to bank	48,341	51,910	50,300
Deferred and non-current income taxes payable	20,743	25,419	26,593
Non-current operating lease liabilities	75,376	81,877	82,972
Other non-current liabilities	48,124	48,393	50,025
Total liabilities	301,993	316,899	336,787
Commitments and contingencies (Note 12)
Redeemable noncontrolling interest	3,037	3,165	3,540
Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 28,063,179, 27,859,328 and 27,853,680 shares issued and outstanding, respectively	281	279	279
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,608,548, 6,603,645 and 6,587,956 shares issued and outstanding, respectively	65	65	65
Capital in excess of par value	211,628	208,473	205,117
Retained earnings	298,871	455,479	443,414
Accumulated other comprehensive income	86,109	85,050	74,206
Treasury Stock, 11,490,610, 11,443,308 and 11,442,021 shares, respectively, at cost	(223,283)	(222,809)	(222,777)
Total Movado Group, Inc. shareholders' equity	373,671	526,537	500,304
Noncontrolling interest	988	707	—
Total equity	374,659	527,244	500,304
Total liabilities, redeemable noncontrolling interest and equity	$679,689	$847,308	$840,631

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Net sales	$88,538	$157,816	$158,204	$304,365
Cost of sales	43,182	72,477	80,955	140,153
Gross profit	45,356	85,339	77,249	164,212
Selling, general and administrative	54,272	76,563	112,409	150,462
Impairment of goodwill and intangible assets (Note 7)	—	—	155,919	—
Total operating expenses	54,272	76,563	268,328	150,462
Operating (loss)/income	(8,916)	8,776	(191,079)	13,750
Non-operating income/(expense):
Gain on sale of a non-operating asset	1,317	—	1,317	—
Change in contingent consideration (Note 11)	—	13,627	—	13,627
Interest expense	(590)	(225)	(861)	(449)
Interest income	8	24	23	45
(Loss)/income before income taxes	(8,181)	22,202	(190,600)	26,973
(Benefit)/provision for income taxes (Note 13)	(1,559)	4,741	(33,889)	5,588
Net (loss)/income	(6,622)	17,461	(156,711)	21,385
Less: Net loss attributable to noncontrolling interests	(7)	(44)	(103)	(45)
Net (loss)/income attributable to Movado Group, Inc.	$(6,615)	$17,505	$(156,608)	$21,430

Basic (loss)/income per share:
Weighted basic average shares outstanding	23,240	23,138	23,191	23,127
Net (loss)/income per share attributable to Movado Group, Inc.	$(0.28)	$0.76	$(6.75)	$0.93

Diluted (loss)/income per share:
Weighted diluted average shares outstanding	23,240	23,292	23,191	23,370
Net (loss)/income per share attributable to Movado Group, Inc.	$(0.28)	$0.75	$(6.75)	$0.92

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Net (loss)/income	$(6,622)	$17,461	$(156,711)	$21,385
Other comprehensive income/(loss):
Net unrealized gain/(loss) on investments, net of tax provision/(benefit) of $2, $2, $(11) and $3, respectively	6	7	(32)	8
Amortization of prior service cost, net of tax provision of $4, $3, $8 and $7, respectively	15	13	28	26
Foreign currency translation adjustments	9,014	(2,151)	1,063	(6,335)
Total other comprehensive income/(loss), net of taxes	9,035	(2,131)	1,059	(6,301)
Less:
Comprehensive income/(loss) attributable to noncontrolling interests:
Net loss	(7)	(44)	(103)	(45)
Foreign currency translation adjustments	320	(52)	256	(136)
Total comprehensive income/(loss) attributable to noncontrolling interests	$313	$(96)	$153	$(181)
Total comprehensive income/(loss) attributable to Movado Group, Inc.	$2,100	$15,426	$(155,805)	$15,265

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended July 31,
	2020	2019
Cash flows from operating activities:
Net (loss)/income attributable to Movado Group, Inc.	$(156,608)	$21,430
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Impairment of goodwill and intangible assets	155,919	—
Non-cash corporate initiatives	6,608	—
Change in contingent consideration	-	(13,627)
Gain on sale of a non-operating asset	(1,317)	—
Depreciation and amortization	7,200	7,937
Transactional losses/(gains)	237	443
Provision for inventories and accounts receivable	1,148	1,285
Deferred income taxes	(36,721)	(2,415)
Stock-based compensation	2,727	3,082
Other	93	(106)
Changes in assets and liabilities:
Trade receivables	16,847	(11,198)
Inventories	(1,505)	(37,479)
Other current assets	(2,415)	(3,689)
Accounts payable	(5,662)	12,811
Accrued liabilities	664	447
Accrued payroll and benefits	5,846	(11,370)
Income taxes payable	(4,145)	77
Other non-current assets	(845)	(666)
Other non-current liabilities	553	444
Net cash used in operating activities	(11,376)	(32,594)
Cash flows from investing activities:
Capital expenditures	(1,891)	(6,948)
Proceeds from sale of a non-operating asset	1,317	—
Trademarks and other intangibles	(51)	(99)
Net cash used in investing activities	(625)	(7,047)
Cash flows from financing activities:
Repayment of bank borrowings	(36,772)	—
Proceeds from bank borrowings	30,879	—
Stock awards and options exercised and other changes	(474)	(1,234)
Stock repurchase	—	(4,199)
Dividends paid	—	(9,196)
Debt issuance cost	(300)	—
Net cash used in financing activities	(6,667)	(14,629)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	3,022	(751)
Net decrease in cash, cash equivalents and restricted cash	(15,646)	(55,021)
Cash, cash equivalents, and restricted cash at beginning of year	186,438	190,459
Cash, cash equivalents, and restricted cash at end of period	$170,792	$135,438

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$170,195	$134,890
Restricted cash included in other non-current assets	597	548
Cash, cash equivalents, and restricted cash	$170,792	$135,438

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

NOTE 2 – IMPACT OF THE COVID-19 PANDEMIC

In December 2019, COVID-19 emerged and subsequently spread worldwide. The World Health Organization declared COVID-19 a pandemic in March 2020, resulting in federal, state and local governments and other authorities mandating various restrictions, including travel restrictions, quarantines and other social distancing requirements. As a result of the outbreak, in mid-March 2020, the Company and the majority of the Company’s wholesale customers temporarily closed all of their retail stores due to health concerns associated with COVID-19. Although the Company reopened all of its retail stores during the second quarter and most of the Company’s brick and mortar wholesale customers have reopened the majority of their retail locations as well, the discretionary consumer goods segment remains highly challenged at brick and mortar retail locations worldwide.

The Company entered this period of uncertainty with a healthy liquidity position, and it took actions to enhance its financial liquidity and flexibility, including minimizing all non-essential operating expenses (including marketing, travel and consulting services), reevaluating all capital expenditures, furloughing approximately 80% of the Company’s North American workforce during March through June and temporarily reducing the work-rate of international employees while applying for available government payroll subsidies in accordance with local government guidelines and programs, suspending the Company’s share repurchase program and regular quarterly dividends, reducing salaries and suspending Board of Director fees from April through June 2020, amending license agreements to reduce its royalty obligations in fiscal 2021 and negotiating rent deferrals or other arrangements in respect of its rent obligations for its Company Stores and certain other leases. As a precautionary measure, the Company borrowed an additional $30.9 million under its revolving credit facility in March 2020 and amended its revolving credit facility to modify some of its financial covenants (see Note 9 – Debt and Lines of Credit). During the second quarter of fiscal 2021, the Company repaid $36.8 million under its revolving credit facility.

As part of the Company’s efforts to continue to reduce operating expenses and adjust cash flows in light of the ongoing economic challenges resulting from the COVID-19 pandemic, the Company committed to a restructuring plan (the “Restructuring Plan”) on June 29, 2020 (see Note 6 – Restructuring Provision for further discussion).

The Company evaluates its long-lived assets, operating lease right of use assets, goodwill and intangible assets for indicators of impairment at least annually in the fourth quarter of each fiscal year or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Given the substantial reduction in the Company’s sales and the reduced cash flow projections as a result of closures of the Company’s retail stores and its wholesale customers due to the COVID-19 pandemic, as well as the significant decline in the Company’s market capitalization, the Company determined that a triggering event occurred during the first quarter of fiscal 2021 and that an impairment assessment was warranted for goodwill and intangible assets. This analysis resulted in impairment charges related to goodwill of $133.7 million and intangible assets of $22.2 million in the first quarter of fiscal 2021. See Note 7 – Goodwill and Intangible Assets – for a further discussion of these impairments.

Although the full magnitude of the effects on the Company’s business is difficult to predict at this time, the COVID-19 pandemic has had, and for the foreseeable future is expected to continue to have, a material impact on the Company’s business, financial condition, results of operations and cash flows. Even if government restrictions continue to gradually ease and the trend toward the reopening of retail stores continues without any major setbacks due to containment and mitigation measures or otherwise, the ongoing economic impacts and health concerns associated with the pandemic will likely continue to affect consumer behavior, spending levels, shopping preferences and tourism. Nevertheless, the Company believes that based on the Company’s current expectations, cash flows from operations and its credit lines and cash on-hand, the Company has adequate funds to support its operating, capital and debt service requirements and expects to maintain compliance with its debt covenants for the next twelve months subsequent to the issuance of these financial statements.

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to general principles in “Income Taxes (Topic 740)”. It also clarifies and amends existing guidance to improve consistent application. The guidance is effective for fiscal years beginning after December 15, 2020. The Company early adopted this standard effective February 1, 2020. The provision of ASU 2019-12 which has the most significant impact on the Company is the removal of a limitation on the tax benefit recognized on pre-tax losses during interim periods which exceed the expected loss for the fiscal year. The Company’s income tax benefit for the six months ended July 31, 2020 includes an income tax benefit of $6.2 million as a result of early adoption in the first quarter of fiscal 2021.

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

The number of shares used in calculating basic and diluted earnings (loss) per share is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Weighted average common shares outstanding:
Basic	23,240	23,138	23,191	23,127
Effect of dilutive securities:
Stock awards and options to purchase shares of common stock	—	154	—	243
Diluted	23,240	23,292	23,191	23,370

For the three months ended July 31, 2020 and 2019, approximately 960,000 and 410,000, respectively, of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. For the six months ended July 31, 2020 and 2019, approximately 921,000 and 222,000, respectively, of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. For the three and six months ended July 31, 2020, the Company also had approximately 41,000 and 84,000 stock options outstanding, respectively, that could potentially dilute earnings per share in future periods that were excluded from the computation of diluted EPS because their effect would have been anti-dilutive given the net loss during the periods.

During the first and second quarters of fiscal 2021, the Company did not declare quarterly cash dividends. The Company declared quarterly cash dividends of $0.20 in both the first and second quarters of fiscal year 2020, representing $9.2 million in total dividends. Of this amount, $4.6 million was paid on June 25, 2019 and $4.6 million was paid on April 24, 2019.

NOTE 5 – ACQUISITIONS

Australia

On November 22, 2019, the Company entered into an agreement and formed a joint venture with GDL Accessories PTY Ltd. (“GDL”), an Australian based company which distributed the Company’s products in Australia and New Zealand. The agreement established a joint venture, MGDL Distribution Pty Ltd (“MGDL”), and set out the terms in which both parties will govern their relationship as shareholders of MGDL, and the terms on which the joint venture will be managed.

The joint venture was formed to more cost effectively market and distribute Movado products to customers in Australia and in New Zealand.

The Company contributed 0.9 million Australian dollars (equivalent to approximately $0.6 million US dollars) to the joint venture and is a 51% interest holder. The Company controls all of the significant participating rights of the joint venture. As the Company controls all of the significant participating rights of the joint venture and is the majority interest holder in MGDL, the assets, liabilities and results of operations of the joint venture are consolidated and included in the Company’s Consolidated Financial Statements since the date of acquisition within the Watch and Accessory Brands segment. GDL’s interest is reflected in Net income attributable to noncontrolling interest in the Consolidated Statements of Operations and Noncontrolling interest in the Consolidated Balance Sheets. As of July 31, 2020, all amounts in the Consolidated Financial Statements related to MGDL were immaterial.

City Time

On December 3, 2018, the Company acquired 51% of City Time Distribucion, S.L.U (“City Time”), the Company’s distributor in Spain, and simultaneously signed a joint venture agreement. The purchase price was 4.2 million Euros (equivalent to approximately $4.8 million US dollars), net of cash acquired, and was funded with cash on hand. The results of City Time have been included in the Company’s Consolidated Financial Statements since the date of acquisition within the Watch and Accessory Brands segment. Of the total purchase consideration, there were no material amounts allocated to assets acquired and liabilities assumed.

Pursuant to the joint venture agreement, the noncontrolling interest holder has the right to sell its interest in City Time to the Company on two specific dates in the future. The noncontrolling interest is not redeemable until such dates. The Company will adjust the carrying value of the redeemable interest to the redemption amount assuming it was redeemable at the balance sheet date. At July 31, 2020, the Company concluded that no remeasurement adjustment was needed. If the noncontrolling interest holder does not exercise its right to sell its interest in City Time to the Company, the Company nevertheless has the option to purchase the noncontrolling interest holder’s interest on each of the same two dates and at the same price as would have applied if the noncontrolling interest holder had exercised its sale option.

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

In connection with the remeasurement of the contingent consideration during the fiscal year ended January 31, 2020, the Company assessed the undiscounted cash flows associated with the long-lived assets pertaining to MVMT. Current estimates at that time indicated that carrying amounts were expected to be recovered. The undiscounted cash flows related to the MVMT long-lived assets as of January 31, 2020 exceeded the carrying value by approximately 33%. See Note 7 – Goodwill and Intangible Assets for impairment of MVMT’s long-lived assets as of July 31, 2020.

NOTE 6 – RESTRUCTURING PROVISION

On June 29, 2020, the Company committed to a Restructuring Plan as part of the Company’s corporate initiatives to reducing operating expenses and adjusting cash flows in light of the ongoing economic challenges resulting from the COVID-19 pandemic and its impact on the Company’s business. The Restructuring Plan has been substantially completed during the second quarter of the Company’s current fiscal year, although cash severance will be paid over time and such payments are expected to continue into the next fiscal year. Of the total provision incurred, approximately $8.0 million is expected to result in cash expenditures with the remaining $6.6 million resulting in non-cash use. The Company expects annual savings in the range of $14 million to $16 million as it relates to severance, employee related and properties (contained within Other in table below).

A summary rollforward of the provision related to the Company’s corporate initiatives, including the provision associated with the Restructuring Plan, is as follows for the three months ended July 31, 2020 (in thousands):

	Balance April 30, 2020	Provision	Non-Cash Use	Cash Payments	Balance July 31, 2020
Restructuring Plan:
Severance and Employee Related	$—	$6,966	$—	$(1,160)	$5,806
Other	—	402	(198)	(115)	89
Corporate Initiative:
Severance and Employee Related	936	—	—	(395)	541
Inventory	3,507	—	(47)	—	3,460
Accounts receivable	1,075	—	—	—	1,075
Other	1,722	—	(1,518)	(167)	37
Total	$7,240	$7,368	$(1,763)	$(1,837)	$11,008

A summary rollforward of the provision related to the Company’s corporate initiatives, including the provision associated with the Restructuring Plan, is as follows for the six months ended July 31, 2020 (in thousands):

	Balance January 31, 2020	Provision	Non-Cash Use	Cash Payments	Balance July 31, 2020
Restructuring Plan:
Severance and Employee Related (1)	$—	$6,966	$—	$(1,160)	$5,806
Other (2)	—	402	(198)	(115)	89
Corporate Initiative:
Severance and Employee Related (1)	—	936	—	(395)	541
Inventory (3)	—	3,507	(47)	—	3,460
Accounts receivable (4)	—	1,075	—	—	1,075
Other (2)	—	1,722	(1,518)	(167)	37
Total	$—	$14,608	$(1,763)	$(1,837)	$11,008

The following amounts are included in the Consolidated Balance Sheet at July 31, 2020:

(1)	$5.9 million included in Accrued payroll and benefits and $0.4 million included in Capital in excess of par value.
(2)	Balance included in Accrued liabilities.
(3)	Reserve included in Inventories.
(4)	Reserve included in Trade receivable, net.

Included in Other is approximately a $1.5 million write-off related to unrefunded deposits for a canceled global customer event.

The corporate initiative costs by operating segment are as follows:

	For the Three Months Ended April 30, 2020 Provision	For the Three Months Ended July 31, 2020 Provision	For the Six Months Ended July 31, 2020 Total
Watch and Accessory Brands:
United States	$4,704	$6,631	$11,335
International	2,536	737	3,273
Total Watch and Accessory Brands	7,240	7,368	14,608
Total Company Stores	—	—	—
Total Consolidated	$7,240	$7,368	$14,608

Cost of sales	$3,508	$—	$3,508
Selling, general and administrative	3,732	7,368	11,100
Total	$7,240	$7,368	$14,608

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

The Company performs its annual impairment assessment of goodwill as well as brand intangibles at the beginning of the fourth quarter of each fiscal year or if an event occurs that would more likely than not reduce the fair value below its carrying amount.

During the three months ended April 30, 2020, in light of the COVID-19 pandemic that resulted in the closing of the Company’s stores and of the vast majority of the stores of the Company’s wholesale customers (resulting in a decrease in revenues and gross margin), a decrease in customer spending and the recent decline in the Company’s market capitalization, the Company concluded that a triggering event had occurred during the first quarter, resulting in the need to perform a quantitative interim impairment assessment over the Company’s Olivia Burton, MVMT and Company Stores’ long-lived assets as well as the Watch and Accessory Brands reporting unit.

The Company performed recoverability tests for the long-lived assets of MVMT, Olivia Burton and the Company Stores as of April 30, 2020. The Company concluded that the carrying amounts of the long-lived assets of Olivia Burton and the Company Stores were recoverable, while the long-lived assets of MVMT may not be recoverable. Utilizing a royalty rate to determine discounted projected future cash flows in the valuation of MVMT’s trade name and a discounted cash flow method for the valuation of MVMT’s customer relationships, the Company concluded that the fair values of MVMT’s tradenames and customer relationships did not exceed their carrying values. As a result, the Company recorded impairment charges in the Watch and Accessory Brands segment totaling $22.2 million in the first quarter of fiscal 2021, decreasing MVMT’s trade name to $2.4 million and MVMT’s customer relationships to zero.

After adjusting the carrying value of MVMT’s intangible assets, the Company completed an interim quantitative impairment test of goodwill as of April 30, 2020 in which the Company compared the fair value of the Watch and Accessory Brands reporting unit to its respective carrying value. An impairment test of goodwill was not performed for the Company Stores reporting unit as there was no goodwill at this reporting unit. The fair value estimate for the Watches and Accessory reporting unit was based on the income and market approaches. The discounted cash flow method under the income approach involves estimating the cash flows in a discrete forecast period and a terminal value based on the Gordon Growth Model and discounting at a rate of return that reflects the relative risk of the cash flows. The market approach involves applying valuation multiples to the operating performance of the Watch and Accessory Brands reporting unit derived from comparable publicly traded companies based on the relative historical and projected operations of the reporting unit.

The key estimates used in the discounted cash flows model included the Company’s weighted average cost of capital and projected cash flows, notably revenue growth rates and margin assumptions. The Company’s assumptions were based on the actual historical performance of the reporting units and took into account the recent severe and continued weakening of operating results as well as the anticipated rate of recovery, and implied risk premiums based on market prices of the Company’s common stock as of the assessment date. The significant estimates in the market approach model included identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and earnings multiples in estimating the fair value of the reporting unit. The excess of the Watch and Accessory Brands unit’s carrying value over the estimate of the fair value was recorded in the Watch and Accessory Brands segment as the goodwill impairment charge in the first quarter of 2021, totaling $133.7 million.

The changes in the carrying amount of other intangible assets during the six months ended July 31, 2020 are as follows (in thousands):

	Trade names	Customer relationships	Other (1)	Total
Weighted Average Amortization Period (in years)	10	7	9
Balance at January 31, 2020	$31,075	$10,154	$1,130	$42,359
Impairment	(18,595)	(3,570)	—	(22,165)
Additions	—	—	51	51
Amortization	(1,098)	(841)	(169)	(2,108)
Foreign exchange impact	(123)	25	32	(66)
Balance at July 31, 2020	$11,259	$5,768	$1,044	$18,071

(1)	Other includes fees paid related to trademarks and non-compete agreement related to Olivia Burton brand.

Amortization expense for intangible assets was $0.8 million and $1.5 million for the three months ended July 31, 2020 and 2019, respectively, and $2.1 million and $3.1 million for the six months ended July 31, 2020 and 2019, respectively.

NOTE 8 – INVENTORIES

Inventories consisted of the following (in thousands):

	July 31, 2020	January 31, 2020	July 31, 2019
Finished goods	$123,413	$125,603	$152,262
Component parts	45,219	41,708	45,918
Work-in-process	4,742	4,095	2,773
	$173,374	$171,406	$200,953

NOTE 9 – DEBT AND LINES OF CREDIT

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

On June 5, 2020, the Company and its lenders entered into an amendment (the “Second Amendment”) to the Credit Agreement effective as of April 30, 2020. Among other things, the Second Amendment provides for the following temporary relief with respect to the financial maintenance covenants in the Credit Agreement from April 30, 2020 through the date on which the Company delivers a compliance certificate in respect of the period ended July 31, 2021 (or earlier if the Company demonstrates satisfaction of certain earnings and leverage milestones) (the “Suspension Period”): (i) the maximum consolidated leverage ratio is increased from 2.50 to 1.0 to 2.75 to 1.0 for the four quarter period ended April 30, 2020 and suspended thereafter until the end of the Suspension Period when it resumes at 2.50 to 1.0 and (ii) the minimum EBITDA covenant levels are reduced. In addition, the Second Amendment provides that (i) through April 30, 2021, the Company is required to maintain minimum liquidity (comprised of unrestricted cash and cash equivalents and unutilized commitments under the Credit Agreement) of $100.0 million, (ii) during the Suspension Period, certain covenants, including covenants related to dividends, share repurchases, debt incurrence, investments and capital expenditures, have been tightened and (iii) during the Suspension Period, the interest rate for borrowings under the Credit Agreement is increased to LIBOR plus 2.75% per annum and the commitment fee in respect of the unutilized commitments is increased to 0.45% per annum. In addition, the Second Amendment permanently increased the LIBOR floor for loans under the Credit Agreement from 0% to 1.00% and permanently reduced the minimum EBITDA financial covenant level to $35.0 million starting with the four-quarter period ending July 31, 2021.

As of July 31, 2020, and July 31, 2019, there was 35.0 million and 50.0 million in Swiss Francs, respectively (with a dollar equivalent of $38.3 million and $50.3 million, respectively), in addition to $10.0 million as of July 31, 2020, in loans outstanding under the Facility. Availability under the Facility was reduced by the aggregate number of letters of credit outstanding, issued in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at both July 31, 2020 and July 31, 2019. At July 31, 2020, the letters of credit have expiration dates through June 1, 2021. As of July 31, 2020, and July 31, 2019, availability under the Facility was $51.4 million and $49.4 million, respectively.

The Company had weighted average borrowings under the facility of $71.5 million and $50.2 million during the three months ended July 31, 2020 and 2019, respectively, with a weighted average interest rate of 2.60% and 1.00% during the three months ended July 31, 2020 and 2019, respectively. The Company had weighted average borrowings under the facility of $68.6 million and $50.0 million, with a weighted average interest rate of 1.92% and 1.00% during the six months ended July 31, 2020 and 2019, respectively.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified maturity with a Swiss bank. As of July 31, 2020, and 2019, these lines of credit totaled 6.5 million Swiss Francs for both periods, with a dollar equivalent of $7.1 million and $6.5 million, respectively. As of July 31, 2020, and 2019, there were no borrowings against these lines. As of July 31, 2020, and 2019, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.3 million and $1.2 million, respectively, in various foreign currencies, of which $0.6 million and $0.5 million, respectively, was a restricted deposit as it relates to lease agreements.

Cash paid for interest, including unused commitments fees, was $0.8 million and $0.3 million for the six-month period ended July 31, 2020 and July 31, 2019, respectively.

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS

As of July 31, 2020, the Company’s entire net forward contracts hedging portfolio consisted of 46.1 million Chinese Yuan equivalent, 4.0 million Swiss Francs equivalent, 9.7 million US dollars equivalent, 22.2 million Euros equivalent and 1.3 million British Pounds equivalent with various expiry dates ranging through September 10, 2020. These forward contracts are not designated as qualified hedges in accordance with ASC 815, Derivatives and Hedging, and, therefore, changes in the fair value of these derivatives are recognized in earnings in the period they arise. Net gains or losses related to these forward contracts are included in cost of sales and selling and general and administrative expenses in the Consolidated Statements of Operations. The cash flows related to these foreign currency contracts are classified in operating activities.

See Note 11 – Fair Value Measurements for fair value and presentation in the Consolidated Balance Sheets for derivatives.

For the quarter ended July 31, 2020, the Company did not have any cash flow hedges.

NOTE 11 – FAIR VALUE MEASUREMENTS

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of July 31, 2020 and 2019 and January 31, 2020 (in thousands):

		Fair Value at July 31, 2020
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$141	$—	$—	$141
Short-term investment	Other current assets	155	—	—	155
SERP assets - employer	Other non-current assets	935	—	—	935
SERP assets - employee	Other non-current assets	45,043	—	—	45,043
Defined benefit plan assets	Other non-current liabilities	—	—	25,907	25,907
Hedge derivatives	Other current assets	—	228	—	228
Total		$46,274	$228	$25,907	$72,409
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$45,043	$—	$—	$45,043
Total		$45,043	$—	$—	$45,043

		Fair Value at January 31, 2020
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$184	$—	$—	$184
Short-term investment	Other current assets	156	—	—	156
SERP assets - employer	Other non-current assets	988	—	—	988
SERP assets - employee	Other non-current assets	45,256	—	—	45,256
Defined benefit plan assets	Other non-current liabilities	—	—	24,227	24,227
Hedge derivatives	Other current assets	—	347	—	347
Total		$46,584	$347	$24,227	$71,158
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$45,264	$—	$—	$45,264
Total		$45,264	$—	$—	$45,264

		Fair Value at July 31, 2019
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$187	$—	$—	$187
Short-term investment	Other current assets	156	—	—	156
SERP assets - employer	Other non-current assets	1,130	—	—	1,130
SERP assets - employee	Other non-current assets	42,298	—	—	42,298
Defined benefit plan assets	Other non-current liabilities	—	—	32,244	32,244
Hedge derivatives	Other current assets	—	140	—	140
Total		$43,771	$140	$32,244	$76,155
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$42,298	$—	$—	$42,298
Hedge derivatives	Accrued liabilities	—	71	—	71
Contingent consideration	Other non-current liabilities	—	—	1,900	1,900
Total		$42,298	$71	$1,900	$44,269

The fair values of the Company’s available-for-sale securities are based on quoted prices. The fair value of the short-term investment, which is a guaranteed investment certificate, is based on its purchase price plus one half of a percent calculated annually. The assets related to the Company’s defined contribution supplemental executive retirement plan (“SERP”) consist of both employer (employee unvested) and employee assets which are invested in investment funds with fair values calculated based on quoted market prices. The SERP liability represents the Company’s liability to the employees in the plan for their vested balances. The hedge derivatives are entered into by the Company principally to reduce its exposure to Swiss Franc and Euro exchange rate risks. Fair values of the Company’s hedge derivatives are calculated based on quoted foreign exchange rates and quoted interest rates. The carrying amount of debt approximated fair value as of July 31, 2020, January 31, 2020, and July 31, 2019, due to the availability and floating rate for similar instruments.

The Company sponsors a defined benefit pension plan in Switzerland. The plan covers certain international employees and is based on years of service and compensation on a career-average pay basis. The assets within the plan are classified as a Level 3 asset within the fair value hierarchy and consist of an investment in pooled assets and include separate employee accounts that are invested in equity securities, debt securities and real estate. The values of the separate accounts invested are based on values provided by the administrator of the funds that cannot be readily derived from or corroborated by observable market data. The value of the assets is part of the funded status of the defined benefit plan and included in other non-current liabilities in the consolidated balance sheets at July 31, 2020, January 31, 2020 and July 31, 2019.

The contingent purchase price liability related to the acquisition of MVMT Watches, Inc., owner of the MVMT brand, is considered a Level 3 liability. Based on updated revenue and EBITDA (as defined in the acquisition agreement) performance expectations during the earn-out period for MVMT, the Company remeasured the contingent consideration to zero at January 31, 2020. At July 31, 2019 the Company remeasured the contingent consideration to $1.9 million and, as a result, $13.6 million is included in non-operating income (portion of contingent consideration allocated to purchase price) in the Consolidated Statements of Operations for the three and six months ended July 31, 2019, and $0.5 million and $0.9 million are reflected as a reduction of deferred compensation (portion of contingent consideration allocated to deferred compensation based on future service requirements) within other current assets and other non-current assets, respectively, in the Consolidated Balance Sheets. As the remeasurement is not a direct benefit realized from operating the MVMT business, the Company recorded the change in contingent consideration within non-operating income in the Consolidated Statements of Operations and as such, did not include it in operating income for the Watch and Accessory Brands segment. Refer to Note 19 for Segment and Geographic Information.

The following tables present the change in the Level 3 contingent purchase price liability during the three and six months ended July 31, 2019:

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

In December 2016, U.S. Customs and Border Protection (“U.S. Customs”) issued an audit report concerning the methodology used by the Company to allocate the cost of certain watch styles imported into the U.S. among the component parts of those watches for tariff purposes. The report disputes the reasonableness of the Company’s historical allocation formulas and proposes an alternative methodology that would imply $5.1 million in underpaid duties over the five-year period covered by the statute of limitations, plus possible penalties and interest. The Company believes that U.S. Customs’ alternative duty methodology and estimate are not consistent with the Company’s facts and circumstances and is disputing U.S. Customs’ position. On February 24, 2017, the Company provided U.S. Customs with supplemental analyses and information supporting the Company’s historical allocation formulas and thereafter provided additional information for U.S. Customs’ review. Although the Company disagrees with U.S. Customs’ position, it cannot predict with any certainty the outcome of this matter. The Company intends to continue to work with U.S. Customs to reach a mutually satisfactory resolution.

The purchase consideration for the MVMT business included two future contingent payments that combined could total up to $100 million. Based on updated revenue and EBITDA (as defined in the acquisition agreement) performance expectations during the earn-out period for MVMT, the Company remeasured the contingent consideration to zero at January 31, 2020 (see Note 5 – Acquisitions and Note 11 – Fair Value Measurements).

The Company is involved in legal proceedings and claims from time to time, in the ordinary course of its business. Legal reserves are recorded in accordance with the accounting guidance for contingencies. Contingencies are inherently unpredictable and it is possible that results of operations, balance sheets or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, such matters. For those legal proceedings and claims for which the Company believes that it is probable that a reasonably estimable loss may result, the Company records a reserve for the potential loss. For proceedings and claims where the Company believes it is reasonably possible that a loss may result that is materially in excess of amounts accrued for the matter, the Company either discloses an estimate of such possible loss or range of loss or includes a statement that such an estimate cannot be made. As of July 31, 2020, the Company is party to legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition, future results of operations beyond the amounts accrued, or cash flows.

NOTE 13 – INCOME TAXES

On March 27, 2020, Congress passed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which provides economic relief to assist American families and companies during the COVID-19 global pandemic. The CARES Act includes, among other things, provisions related to net operating loss carryback periods, refundable payroll tax credits and the delay of certain payroll taxes, and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act allows U.S. net operating losses generated in fiscal 2019, 2020, and 2021 to be carried back up to five years to prior taxable years with a U.S. statutory tax rate of 35.0% and to offset 100% of regular taxable income in such years (the “CARES Act NOL Carryback Provision”). The Company anticipates that there will be a U.S. net operating loss generated in fiscal 2021 which will be carried back to prior taxable years.

The Company recorded an income tax benefit of $1.6 million and income tax provision of $4.7 million for the three months ended July 31, 2020 and 2019, respectively.

The effective tax rate was 19.1% and 21.4% for three months ended July 31, 2020 and 2019, respectively. The significant components of the effective tax rate changed primarily due to a change in the statutory rate in the United Kingdom, U.S. tax provided on the sale of a non-operating asset in an international location, excess tax deficiencies related to stock-based compensation and no tax benefit being recognized on losses incurred by certain foreign operations. These changes were partially offset by changes in jurisdictional earnings and the CARES Act NOL Carryback Provision.

The Company recorded an income tax benefit of $33.9 million and income tax provision of $5.6 million for the six months ended July 31, 2020 and 2019, respectively.

The effective tax rate was 17.8% and 20.7% for the six months ended July 31, 2020 and 2019, respectively. The significant components of the effective tax rate changed primarily due to impairments of the portion of goodwill of the Watch and Accessory Brands reporting unit which is not tax deductible and the recording of valuation allowances on certain foreign deferred tax assets, both of which occurred during the first quarter of fiscal 2021. These changes were partially offset by changes in foreign profits in lower tax jurisdictions and the CARES Act NOL Carryback Provision.

The effective tax rate for the three months ended July 31, 2020 differs from the U.S. statutory tax rate of 21.0% primarily due to a change in the statutory tax rate in the United Kingdom, U.S. tax provided on the sale of a non-operating asset in an international location and excess tax deficiencies related to stock-based compensation, partially offset by foreign profits being taxed in lower taxing jurisdictions and the CARES Act NOL Carryback Provision. The effective tax rate for the six months ended July 31, 2020 differs from the U.S. statutory tax rate of 21.0% primarily due to impairments of the portion of goodwill of the Watch and Accessory Brands reporting unit which is not tax deductible, partially offset by the CARES Act NOL Carryback Provision.

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

In December 2019, the FASB issues ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to general principles in “Income Taxes (Topic 740)”. It also clarifies and amends existing guidance to improve consistent application. The guidance is effective for fiscal years beginning after December 15, 2020. The Company early adopted this standard effective February 1, 2020. The provision of ASU 2019-12 which has the most significant impact on the Company is the removal of a limitation on the tax benefit recognized on pre-tax losses during interim periods which exceed the expected loss for the fiscal year. The Company’s income tax benefit for the six months ended July 31, 2020 includes an income tax benefit of $6.2 million as a result of early adoption in the first quarter of fiscal 2021.

As of July 31, 2020, the Company had no deferred tax liability for the undistributed foreign earnings of approximately $186.6 million because the Company intends to continue permanently reinvesting such earnings in its foreign operations. It is not practicable to estimate the tax liability related to a future distribution of these permanently reinvested foreign earnings.

NOTE 14 – EQUITY

The components of equity for the six months ended July 31, 2020 and 2019 are as follows (in thousands):

		Movado Group, Inc. Shareholders' Equity
	Preferred Stock	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Movado Group, Inc. Shareholders' Equity	Redeemable Noncontrolling Interest
Balance, January 31, 2020	$—	$279	$65	$208,473	$455,479	$85,050	$(222,809)	$707	$527,244	$3,165
Net income/(loss) attributable to Movado Group, Inc.					(156,608)			222	(156,386)	(325)
Stock options exercised		2		(2)			(474)		(474)
Supplemental executive retirement plan				48					48
Stock-based compensation expense (4)				3,109					3,109
Net unrealized loss on investments, net of tax benefit of $11						(32)			(32)
Amortization of prior service cost, net of tax provision of $8						28			28
Foreign currency translation adjustment (3)						1,063		59	1,122	197
Balance, July 31, 2020	$—	$281	$65	$211,628	$298,871	$86,109	$(223,283)	$988	$374,659	$3,037

	Preferred Stock	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Movado Group, Inc. Shareholders' Equity	Redeemable Noncontrolling Interest
Balance, January 31, 2019	$—	$277	$65	$201,814	$431,180	$80,507	$(217,188)	$—	$496,655	$3,721
Net income/(loss) attributable to Movado Group, Inc.					21,430				21,430	(45)
Dividends ($0.40 per share)					(9,196)				(9,196)
Stock repurchase							(4,199)		(4,199)
Stock options exercised		2		154			(1,390)		(1,234)
Supplemental executive retirement plan				67					67
Stock-based compensation expense				3,082					3,082
Net unrealized gain on investments, net of tax provision of $3						8			8
Amortization of prior service cost, net of tax provision of $7						26			26
Foreign currency translation adjustment (3)						(6,335)			(6,335)	(136)
Balance, July 31, 2019	$—	$279	$65	$205,117	$443,414	$74,206	$(222,777)	$—	$500,304	$3,540

(1)	Each share of common stock is entitled to one vote per share on all matters submitted to a vote of the shareholders.
(2)

Each share of class A common stock is entitled to 10 votes per share on all matters submitted to a vote of the shareholders. Each holder of class A common stock is entitled to convert, at any time, any and all of such shares into the same number of shares of common stock. Each share of class A common stock is converted automatically into common stock in the event that the beneficial or record ownership of such shares of class A common stock is transferred to any person, except to certain family members or affiliated persons deemed “permitted transferees” pursuant to the Company’s Restated Certificate of Incorporation, as amended. The class A common stock is not publicly traded, and consequently, there is currently no established public trading market for these shares.

(3)	The currency translation adjustment is not adjusted for income taxes to the extent that it relates to permanent investments of earnings in international subsidiaries.
(4)	Includes $0.4 million related to the Restructuring Plan of the corporate initiatives.

NOTE 15 – TREASURY STOCK

On August 29, 2017, the Board approved a share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. Under the share repurchase program, the Company may purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise. This authorization expires on August 29, 2020. See Note 9 – Debt and Lines of Credit – for restrictions on share repurchase under the Company’s revolving credit facility.

During the six months ended July 31, 2020, the Company did not repurchase shares of its common stock under the repurchase program. During the six months ended July 31, 2019, the Company repurchased a total of 131,402 shares of its common stock under the share repurchase program at a total cost of $4.2 million, or an average of $31.96 per share.

At July 31, 2020, $36.4 million remains available for purchase under the Company’s repurchase program.

There were 47,302 and 42,127 shares of common stock repurchased during the six months ended July 31, 2020 and 2019, respectively, as a result of the surrender of shares in connection with the vesting of certain stock awards. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

NOTE 16 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The accumulated balances at July 31, 2020 and 2019, and January 31, 2020, related to each component of accumulated other comprehensive income (loss) are as follows (in thousands):

	July 31, 2020	January 31, 2020	July 31, 2019
Foreign currency translation adjustments	$86,408	$85,345	$74,473
Available-for-sale securities	92	124	127
Unrecognized prior service cost related to defined benefit pension plan	(339)	(367)	(394)
Net actuarial loss related to defined benefit pension plan	(52)	(52)	—
Total accumulated other comprehensive income	$86,109	$85,050	$74,206

NOTE 17 – REVENUE

Disaggregation of Revenue

The following table presents the Company’s net sales disaggregated by customer type. Sales and usage-based taxes are excluded from net sales (in thousands):

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
Customer Type	2020	2019	2020	2019
Wholesale	$60,462	$119,136	$113,372	$234,297
Direct to consumer	27,688	37,734	43,992	68,090
After-sales service	388	946	840	1,978
Net Sales	$88,538	$157,816	$158,204	$304,365

The Company’s revenue from contracts with customers is recognized at a point in time. The Company’s net sales disaggregated by geography are based on the location of the Company’s customer (see Note 19 – Segment and Geographic Information).

Wholesale Revenue

The Company’s wholesale revenue consists primarily of revenues from independent distributors, and from department stores, and chain and independent jewelry stores. The Company recognizes and records its revenue when obligations under the terms of a contract with the customer are satisfied, and control is transferred to the customer. Wholesale revenue is measured as the amount of consideration the Company ultimately expects to receive in exchange for transferring goods. Wholesale revenue is included entirely within the Watch and Accessory Brands segment (see Note 19 – Segment and Geographic Information), consistent with how management makes decisions regarding the allocation of resources and performance measurement.

Direct to Consumer Revenue

The Company’s direct to consumer revenue primarily consists of revenues from the Company’s outlet stores, concession stores, e-commerce, and consumer repairs. Revenue is recognized as the end consumer obtains delivery of the merchandise. Direct to Consumer revenue derived from concession stores, e-commerce and consumer repairs is included within the Watch and Accessory Brands segment; revenue derived from outlet stores is included within the Company Stores Segment (see Note 19 – Segment and Geographic Information). Direct to Consumer revenue is included in either the Watch and Accessory Brands segment or Company Stores Segments based on how the Company makes decisions about the allocation of resources and performance measurement.

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

NOTE 18 – STOCK-BASED COMPENSATION

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

The table below presents the weighted average assumptions used with the Black-Scholes option-pricing model for the calculation of the fair value of stock options granted during the three months ended July 31, 2020. There were no stock options granted during the three months ended April 30, 2020 or during the three and six months ended July 31, 2019.

Three Months Ended July 31, 2020
Expected volatility	50.79%
Expected life in years	6.0
Risk-free interest rates	0.34%
Dividend rate	4.29%
Weighted average fair value per option at date of grant	$3.87

The fair value of the stock options, less expected forfeitures, is amortized on a straight-line basis over the vesting term. Total compensation expense for stock option grants recognized during the three months ended July 31, 2020 and 2019 was approximately $27,000 and $0.1 million, respectively. Total compensation expense for stock option grants recognized during the six months ended July 31, 2020 and 2019 was $0.1 million and $0.3 million, respectively. As of July 31, 2020, there was $0.6 million of unrecognized compensation cost related to unvested stock options. Total consideration received for stock option exercises during both the three months ended July 31, 2020 and 2019 was zero. Total consideration received for stock option exercises during the six months ended July 31, 2020 and 2019 was zero and $0.2 million, respectively.

The following table summarizes the Company’s stock options activity during the first six months of fiscal 2021:

	Outstanding Options	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at January 31, 2020 (399,905 options exercisable)	561,110	$28.41	$23.35-$42.12	5.2	$-
Granted	200,000	$12.42	$12.42
Exercised	—
Cancelled	—
Options outstanding at July 31, 2020	761,110	$24.21	$12.42-$42.12	6.1	$-
Exercisable at July 31, 2020	561,110	$28.41		4.7	$-
Expected to vest at July 31, 2020	167,769	$12.42		9.9	$-

There were no stock options exercised during the first six months of fiscal 2021.

Stock Awards:

Under the Plan, the Company can also grant stock awards to employees and directors. For the three months ended July 31, 2020 and 2019, compensation expense for stock awards was $1.5 million ($0.4 million is included in the Restructuring Plan of the corporate initiatives) and $1.3 million, respectively. For the six months ended July 31, 2020 and 2019, compensation expense for stock awards was $3.0 million ($0.4 million is included in the Restructuring Plan of the corporate initiatives) and $2.8 million, respectively. As of July 31, 2020, there was $4.4 million of unrecognized compensation cost related to unvested stock awards.

The following table summarizes the Company’s stock awards activity during the first six months of fiscal 2021:

	Number of Stock Award Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000's)
Units outstanding at January 31, 2020	490,239	$33.50	1.4	$8,442
Units granted	89,289	$10.02
Units vested	(203,137)	$25.82
Units forfeited	(28,164)	$30.57
Units outstanding at July 31, 2020	348,227	$32.20	1.1	$3,357

Outstanding stock awards can be classified as either time-based stock awards or performance-based stock awards. Time-based stock awards vest over time subject to continued employment. Performance-based stock awards vest over time subject both to continued employment and to the achievement of corporate financial performance goals. Upon the vesting of a stock award, shares are issued from the pool of authorized shares. For performance-based stock awards, the number of shares issued related to the performance units granted can vary from 0% to 150% of the target number of underlying stock award units, depending on the extent of the achievement of predetermined financial goals. The total fair value of stock award units that vested during the first six months of fiscal 2021 was $5.2 million. The number of shares issued related to the remaining stock awards are established at grant date.

NOTE 19 – SEGMENT AND GEOGRAPHIC INFORMATION

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

The Company divides its business into two major geographic locations: United States operations, and International, which includes the results of all non-U.S. Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s International operations in Europe, the Middle East, Asia and the Americas (excluding the United States) accounted for 39.6%, 11.3%, 7.1% and 2.7%, respectively, of the Company’s total net sales for the three months ended July 31, 2020. For the three months ended July 31, 2019, the Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 32.0%, 9.7%, 9.0% and 6.6%, respectively, of the Company’s total net sales. The Company’s International operations in Europe, the Middle East, Asia and the Americas (excluding the United States) accounted for 38.8%, 8.0%, 7.7% and 5.5%, respectively, of the Company’s total net sales for the six months ended July 31, 2020. For the six months ended July 31, 2019, the Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 33.1%, 9.2%, 9.1% and 7.1%, respectively, of the Company’s total net sales.

Operating Segment Data as of and for the Three Months Ended July 31, 2020 and 2019 (in thousands):

	Net Sales
	2020	2019
Watch and Accessory Brands:
Owned brands category	$31,622	$56,690
Licensed brands category	46,414	77,486
After-sales service and all other	153	2,630
Total Watch and Accessory Brands	78,189	136,806
Company Stores	10,349	21,010
Consolidated total	$88,538	$157,816

	Operating (Loss)/Income (3)
	2020	2019
Watch and Accessory Brands	$(9,945)	$5,698
Company Stores	1,029	3,078
Consolidated total	$(8,916)	$8,776

Operating Segment Data as of and for the Six Months Ended July 31, 2020 and 2019 (in thousands):

	Net Sales
	2020	2019
Watch and Accessory Brands:
Owned brands category	$56,983	$108,609
Licensed brands category	82,098	150,281
After-sales service and all other	2,394	9,411
Total Watch and Accessory Brands	141,475	268,301
Company Stores	16,729	36,064
Consolidated total	$158,204	$304,365

	Operating (Loss)/Income (3)(4)(5)
	2020	2019
Watch and Accessory Brands	$(189,566)	$8,793
Company Stores	(1,513)	4,957
Consolidated total	$(191,079)	$13,750

	Total Assets (1)
	July 31, 2020	January 31, 2020	July 31, 2019
Watch and Accessory Brands	$618,419	$782,339	$772,653
Company Stores	61,270	64,969	67,978
Consolidated total	$679,689	$847,308	$840,631

(1)

The decrease in total assets of the Watch and Accessory Brands segment at July 31, 2020 from January 31, 2020 is due primarily to the impairment charges related to goodwill of $133.7 million and $22.2 million related to intangible assets.

Geographic Location Data as of and for the Three Months Ended July 31, 2020 and 2019 (in thousands):

	Net Sales		Operating (Loss)/Income (3)(5)
	2020	2019	2020	2019
United States (1)	$34,766	$66,529	$(14,319)	$(3,251)
International (2)	53,772	91,287	5,403	12,027
Consolidated total	$88,538	$157,816	$(8,916)	$8,776

United States and International net sales are net of intercompany sales of $29.1 million and $91.0 million for the three months ended July 31, 2020 and 2019, respectively.

Geographic Location Data as of and for the Six Months Ended July 31, 2020 and 2019 (in thousands):

	Net Sales		Operating (Loss)/Income (3)(4)(5)
	2020	2019	2020	2019
United States (1)	$63,300	$126,023	$(134,309)	$(12,203)
International (2)	94,904	178,342	(56,770)	25,953
Consolidated total	$158,204	$304,365	$(191,079)	$13,750

United States and International net sales are net of intercompany sales of $71.9 million and $168.9 million for the six months ended July 31, 2020 and 2019, respectively.

(1)

The United States operating loss included $6.1 million and $4.1 million of unallocated corporate expenses for the three months ended July 31, 2020 and 2019, respectively. The United States operating loss included $12.1 million and $13.1 million of unallocated corporate expenses for the six months ended July 31, 2020 and 2019, respectively.

(2)

The International operating income included $11.2 million and $14.8 million of certain intercompany profits related to the Company’s supply chain operations for the three months ended July 31, 2020 and 2019, respectively. The International operating (loss)/income included $22.3 million and $27.8 million of certain intercompany profits related to the Company’s supply chain operations for the six months ended July 31, 2020 and 2019, respectively.

(3)

For the three months ended July 31, 2020 and 2019, and for the six months ended July 31, 2020 and 2019, in the United States locations of the Watch and Accessory Brands segment, operating loss included a charge of $0.3 million, $1.1 million, $1.0 million and $2.6 million, respectively, related to the amortization of intangible assets, deferred compensation and certain acquisition accounting adjustments associated with the MVMT brand. In addition, in the International locations of the Watch and Accessory Brands segment for the three months ended July 31, 2020 and 2019, and for the six months ended July 31, 2020 and 2019, operating (loss)/income included, $0.7 million and $1.4 million, respectively for both periods, of expenses primarily related to the amortization of acquired intangible assets, as a result of the Company’s acquisition of the Olivia Burton brand.

(4)

For the six months ended July 31, 2020, in the United States locations of the Watch and Accessory Brands segment, operating loss included a charge of $99.7 million, related to the impairment of goodwill and intangible assets associated with the MVMT brand. In addition, in the International locations of the Watch and Accessory Brands segment, for the six months ended July 31, 2020, operating loss included a charge of $56.2 million related to the impairment of goodwill associated with the Olivia Burton brand and City Time Joint Venture.

(5)

For the three months ended July 31, 2020, in the United States locations and the International locations of the Watch and Accessory Brands segment, operating loss included a charge of $6.6 million and $0.8 million, respectively, related to the corporate initiatives that the Company took in response to the impact on its business due to the COVID-19 pandemic. For the six months ended July 31, 2020, in the United States locations and the International locations of the Watch and Accessory Brands segment, operating loss included a charge of $11.3 million and $3.3 million, respectively, related to the corporate initiatives that the Company took in response to the impact on its business due to the COVID-19 pandemic.

	Total Assets (1)
	July 31, 2020	January 31, 2020	July 31, 2019
United States	$313,411	$425,018	$397,502
International	366,278	422,290	443,129
Consolidated total	$679,689	$847,308	$840,631

(1)

The decrease in the United States total assets at July 31, 2020 from January 31, 2020 is primarily due to the impairment charges related to goodwill of $77.5 million and $22.2 million related to intangible assets. The decrease in the International total assets at July 31, 2020 from January 31, 2020 is primarily due to the impairment charge related to goodwill of $56.2 million.

	Property, Plant and Equipment, Net
	July 31, 2020	January 31, 2020	July 31, 2019
United States	$16,825	$18,852	$18,793
International	9,063	10,386	9,455
Consolidated total	$25,888	$29,238	$28,248

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q, including, without limitation, statements under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as statements in future filings by the Company with the Securities and Exchange Commission (the “SEC”), in the Company’s press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, forecasts and projections about the Company, its future performance, the industry in which the Company operates and management’s assumptions. Words such as “expects”, “anticipates”, “targets”, “goals”, “projects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should” and variations of such words and similar expressions are also intended to identify such forward-looking statements. The Company cautions readers that forward-looking statements include, without limitation, those relating to the Company’s future business prospects, projected operating or financial results, revenues, working capital, liquidity, capital needs, inventory levels, plans for future operations, expectations regarding capital expenditures, operating efficiency initiatives and other items, cost savings initiatives, and operating expenses, effective tax rates, margins, interest costs, and income as well as assumptions relating to the foregoing. Forward-looking statements are subject to certain risks and uncertainties, some of which cannot be predicted or quantified. Actual results and future events could differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company’s reports filed with the SEC, including, without limitation, the following: general economic and business conditions which may impact disposable income of consumers in the United States and the other significant markets (including Europe) where the Company’s products are sold; uncertainty regarding such economic and business conditions; trends in consumer debt levels and bad debt write-offs; general uncertainty related to possible terrorist attacks, natural disasters, pandemics, including the effect of the COVID-19 pandemic and other diseases on travel and traffic in the Company’s retail stores and the stores of its wholesale customers; supply disruptions and delivery delays from the Company’s Chinese and other suppliers as a result of the COVID-19 pandemic; adverse impact on the Company’s wholesale customers and customer traffic in the Company’s stores as a result of increased uncertainty and economic disruption caused by the COVID-19 pandemic; the stability of the European Union (including the impact of the United Kingdom’s process to exit from the European Union); the stability of the United Kingdom after its exit from the European Union, and defaults on or downgrades of sovereign debt and the impact of any of those events on consumer spending; changes in consumer preferences and popularity of particular designs, new product development and introduction; decrease in mall traffic and increase in e-commerce; the ability of the Company to successfully implement its business strategies, competitive products and pricing; the impact of “smart” watches and other wearable tech products on the traditional watch market; seasonality; availability of alternative sources of supply in the case of the loss of any significant supplier or any supplier’s inability to fulfill the Company’s orders; the loss of or curtailed sales to significant customers; the Company’s dependence on key employees and officers; the ability to successfully integrate the operations of acquired businesses without disruption to other business activities; the possible impairment of acquired intangible assets including goodwill if the carrying value of any reporting unit were to exceed its fair value; volatility in reported earnings resulting from changes in the estimated fair value of contingent acquisition consideration; the continuation of the Company’s major warehouse and distribution centers; the continuation of licensing arrangements with third parties; losses possible from pending or future litigation; the ability to secure and protect trademarks, patents and other intellectual property rights; the ability to lease new stores on suitable terms in desired markets and to complete construction on a timely basis; the ability of the Company to successfully manage its expenses on a continuing basis; information systems failure or breaches of network security; the continued availability to the Company of financing and credit on favorable terms; business disruptions; and general risks associated with doing business outside the United States including, without limitation, import duties, tariffs (including retaliatory tariffs), quotas, political and economic stability, changes to existing laws or regulations, and success of hedging strategies with respect to currency exchange rate fluctuations.

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

The Company performs its annual impairment assessment of goodwill and long-lived intangible assets at the beginning of the fourth quarter of each fiscal year. The Company determined that there was no impairment in fiscal 2020. During the three months ended April 30, 2020, in light of the COVID-19 induced closing of the Company’s stores and the stores of the vast majority of the Company’s wholesale customers (resulting in a decrease in revenues and gross margin), decrease in customer spending and the recent decline in the Company’s market capitalization, the Company concluded that a triggering event had occurred during the first quarter, resulting in the need to perform a quantitative interim impairment assessment over the Company’s Olivia Burton, MVMT and Company Stores’ long-lived assets, as well as the Watch and Accessory Brands reporting unit. The assessment concluded that the fair values of MVMT’s tradename and customer relationships and Watch and Accessory Brands reporting unit did not exceed their respective carrying values. This analysis resulted in impairment charges related to goodwill of $133.7 million and intangible assets of $22.2 million in the first quarter of fiscal 2021 and are included in operating loss in the Consolidated Statements of Operations for the six months ended July 31, 2020.

As of July 31, 2020, there have been no material changes to any of the Company’s critical accounting policies other than the changes mentioned above.

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

Recent Developments and Initiatives

COVID-19

In December 2019, COVID-19 emerged and subsequently spread worldwide. The World Health Organization declared COVID-19 a pandemic in March 2020, resulting in federal, state and local governments and other authorities mandating various restrictions, including travel restrictions, quarantines and other social distancing requirements. The Company’s operating results for the three months and six months ended July 31, 2020 were materially impacted by the COVID-19 pandemic and are not necessarily indicative of the results that the Company will experience in the full fiscal year 2021.

At the end of the first quarter of fiscal year 2021, the impact of the COVID-19 pandemic resulted in the closure of the Company’s retail stores and the majority of the stores of the Company’s wholesale customers. During the second quarter of fiscal 2021, many worldwide regional and local governments lifted or modified restrictions and orders. By the end of the second quarter, all of the Company’s retail stores and a majority of the stores of the Company’s wholesale customers have reopened; however, these stores have been impacted by a decrease in retail traffic and reduced hours at many locations. As we progressed through the second quarter, sales trends improved as COVID-19 restrictions began easing in various stages across the world, enabling some return of foot traffic in the Company’s retail stores and those of its wholesale customers. However, due to the closure of the stores during most of the second quarter, sales declined in these sales channels, but were partially offset by strong growth in e-commerce sales, both on the Company’s owned websites and those of third-party marketplace sites.

The Company expects declines in net sales to continue in its retail and wholesale channels as potential customers react to social distancing requirements and other safety measures, as well as face layoffs and other negative economic impacts from the COVID-19 outbreak that negatively affect their disposable income and discretionary purchases. The ongoing impact of the outbreak of COVID-19 on the Company’s liquidity, revenues, impairment considerations surrounding the Company’s indefinite and long-lived assets and results of operations cannot be reasonably predicted at this time due to the high level of uncertainty regarding future developments, the duration of containment measures and the timeline for recovery.

In response to this challenging environment, while the Company’s focus remains on the health and safety of its associates, customers and business partners, the Company has taken and continues to take the following actions:

Revenue-Generating Activities

•	Optimizing of the Company’s e-commerce platforms and ensuring that distribution centers remain operational across all major regions; and
•	Supporting the Company’s wholesale customers as local containment measures ease throughout the world.

Eliminating Non-Essential Operating Costs Across All Key Areas of Spend

•

Driving SG&A savings by minimizing all non-essential operating costs, right-sizing marketing expenses to the lower revenue base while maintaining a focus on digital, and driving procurement savings, including by reducing third party services.

Strengthening the Company’s Balance Sheet and Enhancing Financial Flexibility

•	Adapting our inventory management to take account of market conditions and expected demand; and
•	Reducing capital expenditures while prioritizing investment in high-return projects particularly in digital.

Preserving Liquidity

•	Suspending the Company’s quarterly cash dividend beginning in the first quarter of fiscal 2021; and
•	Suspending the share repurchase program.

Addressing Organizational Costs

•

Implementation in June 2020 of a Restructuring Plan aimed at reducing operating expenses while maintaining a high level of variable expenses enabling the Company to be more responsive to further shifts in trends and the retail environment, and streamlining the organization, including a permanent workforce reduction;

•	Applying for available government payroll subsidy programs in various countries to mitigate payroll expense; and
•	Freezing the Company’s match on executive deferred compensation plans and the Company’s 401(k) match.

The Company will continue to consider near-term demands and the long-term financial health of the business as steps are taken to mitigate the consequences of the COVID-19 pandemic and the uncertain business environment.

Fiscal 2021 Impairments

During the three months ended April 30, 2020, in light of the COVID-19 pandemic that resulted in the closing of the Company’s stores and of the vast majority of the stores of the Company’s wholesale customers (resulting in a decrease in revenues and gross margin), a decrease in customer spending and the recent decline in global equity markets, the Company concluded that a triggering event had occurred during the first quarter, resulting in the need to perform a quantitative interim impairment assessment over the Company’s Olivia Burton, MVMT and Company Stores’ long-lived assets as well as the Watch and Accessory Brands reporting unit.

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

Results of Operations Overview

During the three and six months ended July 31, 2020, the Company and many of its wholesale customers have been impacted by closures, reduced store hours or reduced traffic. The Company has seen and expects to continue to see material reductions in sales as a result of the COVID-19 pandemic and the uncertain business environment. In addition, these reductions in sales have not been entirely offset by proportional decreases in expenses, as the Company continues to incur costs such as operating lease costs, depreciation expense, and certain other costs such as compensation and administrative expenses, adversely affecting the relationship between the Company’s expenses and sales. The Company continues to take steps as discussed above in response to this challenging environment to mitigate the adverse impact of the pandemic. The current circumstances are dynamic and the impacts of the COVID-19 pandemic on the Company’s business operations, including the duration and impact on overall consumer demand, cannot be reasonably predicted at this time. The Company anticipates the COVID-19 pandemic will have a material impact on its business, results of operations, financial condition and cash flows for the year ending January 31, 2021. As the COVID-19 pandemic is complex and rapidly evolving, the Company’s plans may change.

Results of operations for the three months ended July 31, 2020 as compared to the three months ended July 31, 2019

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Three Months Ended July 31,
	2020	2019
Watch and Accessory Brands:
United States	$24,895	$45,907
International	53,294	90,899
Total Watch and Accessory Brands	78,189	136,806
Company Stores:
United States	9,871	20,622
International	478	388
Total Company Stores	10,349	21,010
Net Sales	$88,538	$157,816

Comparative net sales by categories were as follows (in thousands):

	Three Months Ended July 31,
	2020	2019
Watch and Accessory Brands:
Owned brands category	$31,622	$56,690
Licensed brands category	46,414	77,486
After-sales service and all other	153	2,630
Total Watch and Accessory Brands	78,189	136,806
Company Stores	10,349	21,010
Net Sales	$88,538	$157,816

Net Sales

Net sales for the three months ended July 31, 2020 were $88.5 million, $69.3 million or 43.9% below the prior year period. This decrease is primarily as a result of the ongoing COVID-19 pandemic. For the three months ended July 31, 2020, fluctuations in foreign currency exchange rates positively impacted net sales by $0.1 million when compared to the prior year period.

Watch and Accessory Brands Net Sales

Net sales for the three months ended July 31, 2020 in the Watch and Accessory Brands segment were $78.2 million, below the prior year period by $58.6 million, or 42.8%. The decrease in net sales was primarily attributable to the ongoing COVID-19 pandemic and the resultant closure of the stores of the Company’s wholesale customers during a portion of the period. There were decreases in net sales in both the United States and International locations of the Watch and Accessory Brands segment.

United States Watch and Accessory Brands Net Sales

Net sales for the three months ended July 31, 2020 in the United States locations of the Watch and Accessory Brands segment were $24.9 million, below the prior year period by $21.0 million, or 45.8%, resulting from net sales decreases across all brands in both the owned and licensed brand categories due to the ongoing COVID-19 pandemic. The net sales recorded in the owned brands category decreased by $14.7 million, or 42.0%, and net sales recorded in the licensed brand category decreased $4.4 million, or 48.1%.

International Watch and Accessory Brands Net Sales

Net sales for the three months ended July 31, 2020 in the International locations of the Watch and Accessory Brands segment were $53.3 million, below the prior year by $37.6 million, or 41.4%, which included fluctuations in foreign currency exchange rates which favorably impacted net sales by $0.1 million when compared to the prior year period. The decrease in net sales was across all brands in both the owned and licensed brand categories due to the ongoing COVID-19 pandemic. The net sales decrease recorded in the owned brands category was $10.4 million, or 47.8% and is due to sales decreases primarily in Europe, the Americas (excluding the United States), Asia, and the Middle East. The net sales decrease in the licensed brands category was $26.7 million, or 39.0%, primarily due to net sales decreases in Europe, the Americas (excluding the United States), Asia and the Middle East.

Company Stores Net Sales

Net sales for the three months ended July 31, 2020 in the Company Stores segment were $10.3 million, $10.7 million or 50.7% below the prior year period. The net sales decrease in comparable stores is primarily the result of the closure of the Company’s retail stores during part of the period in response to the COVID-19 pandemic. As of July 31, 2020, all of the Company stores are open. This decrease was partially offset by the addition of new stores that did not exist in the prior-year period but contributed to sales in the current period after they reopened. As of July 31, 2020, and 2019, the Company operated 47 and 45 retail outlet locations, respectively.

Gross Profit

Gross profit for the three months ended July 31, 2020 was $45.4 million or 51.2% of net sales as compared to $85.3 million or 54.1% of net sales in the prior year period. The decrease in gross profit of $39.9 million was primarily due to lower net sales and, to a lesser extent, a lower gross margin percentage. The decrease in the gross margin percentage of approximately 290 basis points for the three months ended July 31, 2020 resulted primarily from an unfavorable impact of sales mix of approximately 290 basis points, the decreased leveraging of certain fixed costs as a result of lower sales of approximately 180 basis points, a negative impact of fluctuations in foreign currency exchange rates of approximately 70 basis points and additional U.S. special tariffs of approximately 30 basis points, partially offset by cost savings of 290 basis points.

Selling, General and Administrative (“SG&A”)

SG&A expenses for the three months ended July 31, 2020 were $54.3 million, representing a decrease from the prior year period of $22.3 million, or 29.1%, primarily from a decrease in payroll related expenses of $13.1 million as a result of the furloughing of employees and temporary salary reductions for a portion of the period (with the majority of these actions ending in July) and permanent staff reductions in response to the COVID-19 pandemic; lower marketing expenses of $10.3 million; a decrease of $1.5 million in travel and entertainment charges due to travel restrictions related to the COVID-19 pandemic; a $1.3 million decrease in consulting and recruiting charges; a decrease of $1.2 million in bonus expense and sales commissions; a decrease of $0.7 million in amortization expense as a result of a reduction in intangible assets due to the impairment taken during the first quarter of fiscal 2021; and a reduction in credit card fees of $0.5 million due to less sales in the current year period as compared to the prior year period. The decrease in SG&A was partially offset by an increase in corporate initiative charges primarily in response to the COVID-19 pandemic of $7.4 million consisting of $7.0 million in severance and payroll related and $0.4 million in other restructuring charges. For the three months ended July 31, 2020, fluctuations in foreign currency rates related to the foreign subsidiaries negatively impacted SG&A expenses by $0.1 million when compared to the prior year period.

Watch and Accessory Brands Operating (Loss)/Income

For the three months ended July 31, 2020 and 2019, the Company recorded Watch and Accessory Brands segment operating loss of $9.9 million and operating income of $5.7 million, respectively, which includes $6.1 million and $4.1 million of unallocated corporate expenses as well as $11.2 million and $14.8 million, respectively, of certain intercompany profits related to the Company’s supply chain operations. The $15.6 million decrease in operating income was the result of a decrease in gross profit of $34.3 million, partially offset by a decrease in SG&A expenses of $18.7 million when compared to the prior year period. The decrease in gross profit was the result of lower sales and, to a lesser extent, lower gross margin percentage. The decrease in SG&A expenses of $18.7 million resulted primarily from a decrease in payroll related expenses of $10.9 million as a result of the furloughing of employees and temporary salary reductions for a portion of the period (with a majority of these actions ending in July) and permanent staff reductions in response to the COVID-19 pandemic; lower marketing expenses of $10.2 million; a decrease of $1.4 million in travel and entertainment charges due to travel restrictions related to the COVID-19 pandemic; a $1.3 million decrease in consulting and recruiting charges; a decrease of $0.9 million in bonus expense and sales commissions; a decrease of $0.7 million in amortization expense as a result of a reduction in intangible assets due to the impairment taken during the first quarter of fiscal 2021; and a reduction in credit card fees of $0.2 million due to less sales in the current year period as compared to the prior year period. The decrease in SG&A was partially offset by an increase in corporate initiative charges primarily in response to the COVID-19 pandemic of $7.4 million consisting of $7.0 million in severance and payroll related and $0.4 million in other restructuring charges. For the three months ended July 31, 2020, fluctuations in foreign currency exchange rates negatively impacted the Watch and Accessory Brands segment operating loss by $0.4 million when compared to the prior year period.

U.S. Watch and Accessory Brands Operating Loss

In the United States locations of the Watch and Accessory Brands segment, for the three months ended July 31, 2020 and 2019, the Company recorded an operating loss of $15.2 million and $6.3 million, respectively, which includes unallocated corporate expenses of $6.1 million and $4.1 million, respectively. The increase in operating loss was the result of lower gross profit of $12.3 million, partially offset by lower SG&A expenses of $3.4 million. The decrease in gross profit of $12.3 million was due to lower sales and, to a lesser extent, a lower gross margin percentage. The decrease in SG&A expenses of $3.4 million resulted primarily from a decrease in payroll related expenses of $6.9 million as a result of the furloughing of employees and temporary salary reductions for a portion of the period (with the majority of the actions ending in July) and permanent staff reductions in response to the COVID-19 pandemic; lower marketing costs of $1.0 million; a decrease of $0.8 million in travel and entertainment charges due to travel restrictions related to the COVID-19 pandemic; a decrease of $0.7 million in amortization expense as a result of a reduction in intangible assets due to the impairment taken during the first quarter of fiscal 2021; a decrease of $0.4 million in consulting and recruiting charges; a decrease of $0.2 million in bonus expense and sales commissions; and a reduction in credit card fees of $0.2 million due to less sales in the current year period as compared to the prior year period. The decrease in SG&A was partially offset by an increase in corporate initiative charges primarily in response to the COVID-19 pandemic of $6.6 million consisting of $6.2 million in severance and payroll related and $0.4 million in other restructuring charges.

International Watch and Accessory Brands Operating Income

In the International locations of the Watch and Accessory Brands segment, for the three months ended July 31, 2020 and 2019, the Company recorded operating income of $5.3 million and operating income of $12.0 million, respectively, which includes $11.2 million and $14.8 million, respectively, of certain intercompany profits related to the Company’s International supply chain operations. The decrease in operating income was primarily related to lower gross profit of $21.9 million, partially offset by lower SG&A expenses of $15.2 million. The decrease in gross profit of $21.9 million was due to lower net sales and, to a lesser extent, a lower gross margin percentage. The decrease in SG&A expenses of $15.2 million resulted primarily from lower marketing costs of $9.2 million; a decrease in payroll related expense of $4.0 million as a result of the furloughing of employees and temporary salary reductions for a portion of the period (with the majority of actions ending in July) and permanent staff reductions in response to the COVID-19 pandemic; a decrease in $0.9 million in consulting and recruiting charges; a decrease of $0.7 million in bonus expense and sales commissions; and a decrease of $0.6 million in travel and entertainment charges due to travel restrictions related to the COVID-19 pandemic. The decrease in SG&A was partially offset by an increase in corporate initiative charges primarily in response to the COVID-19 pandemic of $0.8 million in severance. Fluctuation in foreign currency exchange rates negatively impacted operating income by $0.4 million when compared to the prior year period.

Company Stores Operating Income

The Company recorded operating income of $1.0 million and $3.1 million in the Company Stores segment for the three months ended July 31, 2020 and 2019, respectively. The decrease in operating income of $2.1 million was primarily related to lower gross profit of $5.7 million primarily due to lower sales, partially offset by lower SG&A expenses of $3.6 million. The decrease in SG&A expenses was primarily due to a decrease in payroll related expenses of $2.2 million due to the closing of the Company’s stores and the furloughing of employees due to the COVID-19 pandemic during a portion of the period; a decrease in credit card fees of $0.3 million due to less sales in the current year period as compared to the prior year period; and a decrease $0.3 million in sales commissions and bonus expense. As of July 31, 2020, and 2019, the Company operated 47 and 45 retail outlet locations, respectively.

Other Non-Operating Income

The Company recorded a gain on sale of a non-operating asset of $1.3 million related to a sale of a building in an international location for the three months ended July 31, 2020.

Based on updated revenue and EBITDA (as defined in the MVMT acquisition agreement) performance expectations during the earn-out period for MVMT, the Company recorded a non-cash gain on remeasurement of the contingent consideration of $13.6 million for the three months ended July 31, 2019.

Income Taxes

The Company recorded an income tax benefit of $1.6 million and an income tax provision of $4.7 million for the three months ended July 31, 2020 and 2019, respectively.

The effective tax rate was 19.1% and 21.4% for three months ended July 31, 2020 and 2019, respectively. The significant components of the effective tax rate changed primarily due to a change in the statutory tax rate in the United Kingdom, U.S. tax provided on the sale of a non-operating asset in an international location, excess tax deficiencies related to stock-based compensation, and no tax benefit being recognized on losses incurred by certain foreign operations. These changes were partially offset by changes in jurisdictional earnings and the CARES Act NOL Carryback Provision.

The effective tax rate for the three months ended July 31, 2020 differs from the U.S. statutory tax rate of 21.0% primarily due to a change in the statutory tax rate in the United Kingdom, U.S. tax provided on the sale of a non-operating asset in an international location, and excess tax deficiencies related to stock-based compensation, partially offset by foreign profits being taxed in lower taxing jurisdictions and the CARES Act NOL Carryback Provision.

The effective tax rate for the three months ended July 31, 2019 differs from the U.S. statutory tax rate of 21.0% primarily due to no tax benefit being recognized on losses incurred by certain foreign operations, partially offset by foreign profits being taxed in lower taxing jurisdictions.

Net (Loss)/ Income Attributable to Movado Group, Inc.

The Company recorded net loss attributable to Movado Group, Inc. of $6.6 million and net income attributable to Movado Group, Inc. of $17.5 million, for the three months ended July 31, 2020 and 2019, respectively.

Results of operations for the six months ended July 31, 2020 as compared to the six months ended July 31, 2019

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Six Months Ended July 31,
	2020	2019
Watch and Accessory Brands:
United States	$47,202	$90,569
International	94,273	177,732
Total Watch and Accessory Brands	141,475	268,301
Company Stores:
United States	16,098	35,454
International	631	610
Total Company Stores	16,729	36,064
Net Sales	$158,204	$304,365

Comparative net sales by categories were as follows (in thousands):

	Six Months Ended July 31,
	2020	2019
Watch and Accessory Brands:
Owned brands category	$56,983	$108,609
Licensed brands category	82,098	150,281
After-sales service and all other	2,394	9,411
Total Watch and Accessory Brands	141,475	268,301
Company Stores	16,729	36,064
Net Sales	$158,204	$304,365

Net Sales

Net sales for the six months ended July 31, 2020 were $158.2 million, $146.1 million or 48.0% below the prior year period. This decrease is primarily as a result of the ongoing COVID-19 pandemic. For the six months ended July 31, 2020, fluctuations in foreign currency exchange rates negatively impacted net sales by $0.6 million when compared to the prior year period.

Watch and Accessory Brands Net Sales

Net sales for the six months ended July 31, 2020 in the Watch and Accessory Brands segment were $141.5 million, below the prior year period by $126.8 million, or 47.3%. The decrease in net sales was primarily attributable to the ongoing COVID-19 pandemic and the resultant closure of the stores of the Company’s wholesale customers during a portion of the period. There were decreases in net sales in both the United States and International locations of the Watch and Accessory Brands segment.

United States Watch and Accessory Brands Net Sales

Net sales for the six months ended July 31, 2020 in the United States locations of the Watch and Accessory Brands segment were $47.2 million, below the prior year period by $43.4 million, or 47.9%, resulting from net sales decreases across all brands in both the owned and licensed brand categories due to the ongoing COVID-19 pandemic. The net sales recorded in the owned brands category decreased by $29.9 million, or 45.1%, and net sales recorded in the licensed brand category decreased $8.6 million, or 46.9%.

International Watch and Accessory Brands Net Sales

Net sales for the six months ended July 31, 2020 in the International locations of the Watch and Accessory Brands segment were $94.3 million, below the prior year by $83.4 million, or 47.0%, which included fluctuations in foreign currency exchange rates which unfavorably impacted net sales by $0.6 million when compared to the prior year period. The decrease in net sales was across all brands in both the owned and licensed brand categories due to the ongoing COVID-19 pandemic. The net sales decrease recorded in the owned brands category was $21.7 million, or 51.4% and is due to sales decreases primarily in Europe, the Americas (excluding the United States), Asia, and the Middle East. The net sales decrease in the licensed brands category was $59.6 million, or 45.2%, primarily due to net sales decreases in Europe, the Americas (excluding the United States), Asia and the Middle East.

Company Stores Net Sales

Net sales for the six months ended July 31, 2020 in the Company Stores segment were $16.7 million, $19.3 million or 53.6% below the prior year period. The net sales decrease in comparable stores is primarily the result of the closure of the Company’s retail stores during a portion of the period in response to the COVID-19 pandemic. This decrease was partially offset by the addition of new stores that did not exist in the prior-year period but contributed to sales in the current period prior to and after the COVID-19 related closures that began in mid-March. As of July 31, 2020, all of the Company stores are open. As of July 31, 2020, and 2019, the Company operated 47 and 45 retail outlet locations, respectively.

Gross Profit

Gross profit for the six months ended July 31, 2020 was $77.2 million or 48.8% of net sales as compared to $164.2 million or 54.0% of net sales in the prior year period. The decrease in gross profit of $87.0 million was primarily due to lower net sales and, to a lesser extent, a lower gross margin percentage. The decrease in the gross margin percentage of approximately 520 basis points for the six months ended July 31, 2020 resulted primarily from the decreased leveraging of certain fixed costs as a result of lower sales of approximately 240 basis points, corporate initiatives related to an increase in inventory reserves in response to the COVID-19 pandemic of approximately 220 basis points, an unfavorable impact of sales mix of approximately 170 basis points, a negative impact of fluctuations in foreign currency exchange rates of approximately 50 basis points and additional U.S. special tariffs of approximately 40 basis points, partially offset by cost savings of 230 basis points.

Selling, General and Administrative (“SG&A”)

SG&A expenses for the six months ended July 31, 2020 were $112.4 million, representing a decrease from the prior year period of $38.1 million, or 25.3%, primarily from lower marketing expenses of $20.1 million; a decrease in payroll related expenses of $18.1 million as a result of the furloughing of employees and temporary salary reductions starting at the beginning of April (with the majority of these actions ending in July) and permanent staff reductions in response to the COVID-19 pandemic; a decrease of $2.7 million in trade show costs due to the cancellation of a global customer event due to COVID-19 health concerns and travel restrictions; a $2.2 million decrease in consulting and recruiting charges; a decrease of $2.1 million in travel and entertainment charges due to travel restrictions related to the COVID-19 pandemic; a decrease of $1.2 million in bonus expense and sales commissions; a decrease in amortization expense of $0.9 million as a result of a reduction in intangible assets due to the impairment taken during the current period; and a reduction in credit card fees of $0.6 million due to less sales in the current year period as compared to the prior year period. The decrease in SG&A was partially offset by an increase in corporate initiative charges primarily in response to the COVID-19 pandemic of $11.1 million consisting of $7.9 million in severance and payroll related, $1.5 million in write-off of unrefunded trade show deposits, $1.1 million in additional accounts receivable reserves and $0.6 million in other restructuring charges. For the six months ended July 31, 2020, fluctuations in foreign currency rates related to the foreign subsidiaries positively impacted SG&A expenses by $0.1 million when compared to the prior year period.

Impairment of Goodwill and Intangible Assets

As a result of the economic conditions caused by the response to COVID-19, the Company performed a quantitative assessment of its goodwill and long-lived intangible assets at July 31, 2020. The Company recorded a goodwill impairment of $133.7 million related to the Company’s Watch and Accessory Brands reporting unit as the carrying value of goodwill exceeded the fair value at July 31, 2020. The Company also recorded a $22.2 million impairment charge related to MVMT’s trade name and customer relationships as the carrying amount of these long-lived intangible assets exceeded the fair value.

Watch and Accessory Brands Operating (Loss)/Income

For the six months ended July 31, 2020 the Company recorded an operating loss of $189.6 million in the Watch and Accessory Brands segment which included goodwill and intangible assets impairment charges of $133.7 million and $22.2 million, respectively. Without these charges, for the six months ended July 31, 2020, operating loss would have been $33.6 million as compared to operating income of $8.8 million for the six months ended July 31, 2019, which includes $12.1 million and $13.1 million of unallocated corporate expenses as well as $22.3 million and $27.8 million, respectively, of certain intercompany profits related to the Company’s supply chain operations. In addition to the assets impairments, the decrease in operating income was the result of a decrease in gross profit of $75.8 million, which included corporate initiative costs of $3.5 million comprising an increase in inventory reserves, partially offset by a decrease in SG&A expenses of $33.4 million when compared to the prior year period. The decrease in gross profit was the result of lower sales, and to a lesser extent, lower gross margin percentage. The decrease in SG&A expenses of $33.4 million resulted primarily from lower marketing expenses of $20.0 million; a decrease in payroll related expenses of $15.0 million as a result of the furloughing of employees and temporary salary reductions starting at the beginning of April (with the majority of these actions ending in July) and permanent staff reductions in response to the COVID-19 pandemic; a decrease of $2.7 million in trade show costs due to the cancellation of a global customer trade show due to COVID-19 health concerns and travel restrictions; a $2.2 million decrease in consulting and recruiting charges; a decrease of $1.9 million in travel and entertainment charges due to travel restrictions related to the COVID-19 pandemic; a decrease in amortization expense of $0.9 million as a result of a reduction in intangible assets due to the impairment taken during the current period; a decrease of $0.6 million in bonus expense and sales commissions; and a reduction in credit card fees of $0.3 million due to less sales in the current year period as compared to the prior year period. The decrease in SG&A was partially offset by an increase in corporate initiative charges primarily in response to the COVID-19 pandemic of $11.1 million consisting of $7.9 million in severance and payroll related, $1.5 million in write-off of unrefunded trade show deposits, $1.1 million in additional accounts receivable reserves and $0.6 million in other restructuring charges. For the six months ended July 31, 2020, fluctuations in foreign currency exchange rates negatively impacted the Watch and Accessory Brands segment operating loss by $0.3 million when compared to the prior year period.

U.S. Watch and Accessory Brands Operating Loss

For the six months ended July 31, 2020 the Company recorded an operating loss of $132.8 million in the United States locations of the Watch and Accessory Brands segment which included goodwill and impairment charges of $77.5 million and $22.2 million, respectively. Without these charges, for the six months ended July 31, 2020, operating loss would have been $33.1 million as compared to operating loss of $17.1 million for the six months ended July 31, 2019, which includes unallocated corporate expenses of $12.1 million and $13.1 million, respectively. In addition to the assets impairments, the increase in operating loss was the result of lower gross profit of $30.0 million, which included corporate initiative costs of $3.5 million comprising an increase in inventory reserves, partially offset by lower SG&A expenses of $14.0 million. The decrease in gross profit of $30.0 million was due to lower sales and, to a lesser extent, a lower gross margin percentage. The decrease in SG&A expenses of $14.0 million resulted primarily from lower marketing costs of $7.9 million; a decrease in payroll related expenses of $10.1 million as a result of the furloughing of employees and temporary salary reductions starting at the beginning of April (with the majority of these actions ending in July) and permanent staff reductions in response to the COVID-19 pandemic; a decrease of $1.0 million in consulting and recruiting charges; a decrease of $1.0 million in travel and entertainment charges due to travel restrictions related to the COVID-19 pandemic; a decrease in amortization expense of $0.9 million as a result of a reduction in intangible assets due to the impairment taken during the current period; a decrease of $0.4 million in bonus expense and sales commissions; and a reduction in credit card fees of $0.3 million due to less sales in the current year period as compared to the prior year period. The decrease in SG&A was partially offset by an increase in corporate initiative charges primarily in response to the COVID-19 pandemic of $7.8 million consisting of $6.3 million in severance and payroll related, $1.1 million in additional accounts receivable reserves and $0.3 million in other restructuring charges.

International Watch and Accessory Brands Operating (Loss)/Income

For the six months ended July 31, 2020 the Company recorded an operating loss of $56.7 million in the International locations of the Watch and Accessory Brands segment which included goodwill impairment charges of $56.2 million. Without these charges, for the six months ended July 31, 2020, operating loss would have been $0.5 million as compared to operating income of $25.9 million for the six months ended July 31, 2019, which amounts include $22.3 million and $27.8 million, respectively, of certain intercompany profits related to the Company’s International supply chain operations. In addition to the goodwill impairment charges, the decrease in operating income was primarily related to lower gross profit of $45.8 million, partially offset by lower SG&A expenses of $19.4 million. The decrease in gross profit of $45.8 million was primarily related to lower net sales and, to a lesser extent, a lower gross margin percentage. The decrease in SG&A expenses of $19.4 million resulted primarily from lower marketing costs of $12.1 million; a decrease in payroll related expense of $4.9 million as a result of the furloughing of employees and temporary salary reductions starting at the beginning of April (with the majority of these actions ending in July) and permanent staff reductions in response to the COVID-19 pandemic; a decrease of $2.7 million in trade show costs due to cancellation of a global customer event due to COVID-19 health concerns and travel restrictions; a decrease of $1.2 million in consulting and recruiting charges; a decrease of $0.9 million in travel and entertainment charges due to travel restrictions related to the COVID-19 pandemic; and a decrease of $0.2 million in bonus expense and sales commissions. The decrease in SG&A was partially offset by an increase in corporate initiative charges primarily in response to the COVID-19 pandemic of $3.3 million consisting of $1.6 million in severance and payroll related, $1.5 million in write-off of unrefunded trade show deposits and $0.2 million in other restructuring charges. Fluctuation in foreign currency exchange rates negatively impacted operating loss by $0.3 million when compared to the prior year period.

Company Stores Operating (Loss)/Income

The Company recorded operating loss of $1.5 million and operating income $5.0 million in the Company Stores segment for the six months ended July 31, 2020 and 2019, respectively. The decrease in operating income of $6.5 million was primarily related to lower gross profit of $11.1 million mainly due to lower sales, partially offset by lower SG&A expenses of $4.6 million. The decrease in SG&A expenses was primarily due to a decrease in payroll related expenses of $3.1 million due to the closing of the Company’s stores and the furloughing of employees during portions of the period due to the COVID-19 pandemic; a decrease of $0.6 million in bonus expense and sales commissions; and a decrease of $0.3 million in credit card fees due to less sales in the current year period as compared to the prior year period. As of July 31, 2020, and 2019, the Company operated 47 and 45 retail outlet locations, respectively.

Other Non-Operating Income

The Company recorded a gain on sale of a non-operating asset of $1.3 million related to a sale of a building in an international location for the six months ended July 31, 2020.

Based on updated revenue and EBITDA (as defined in the MVMT acquisition agreement) performance expectations during the earn-out period for MVMT, the Company recorded a non-cash gain on remeasurement of the contingent consideration of $13.6 million for the six months ended July 31, 2019.

Income Taxes

The Company recorded an income tax benefit of $33.9 million and an income tax provision of $5.6 million for the six months ended July 31, 2020 and 2019, respectively.

The effective tax rate was 17.8% and 20.7% for the six months ended July 31, 2020 and 2019, respectively. The significant components of the effective tax rate changed primarily due to impairments of the portion of goodwill of the Watch and Accessory Brands reporting unit which is not tax deductible and the recording of valuation allowances on certain foreign deferred tax assets, both of which occurred during the first quarter of fiscal 2021. These changes were partially offset by changes in foreign profits in lower tax jurisdictions and the CARES Act NOL Carryback Provision.

The effective tax rate for the six months ended July 31, 2020 differs from the U.S. statutory tax rate of 21.0% primarily due to impairments of the portion of goodwill of the Watch and Accessory Brands reporting unit which is not tax deductible, partially offset by the CARES Act NOL Carryback Provision.

The effective tax rate for the six months ended July 31, 2019 differs from the U.S. statutory tax rate of 21.0% primarily due to foreign profits being taxed in lower taxing jurisdictions, partially offset by no tax benefit being recognized on losses incurred by certain foreign operations.

Net (Loss)/ Income Attributable to Movado Group, Inc.

The Company recorded net loss attributable to Movado Group, Inc. of $156.6 million and net income attributable to Movado Group, Inc. of $21.4 million, for the six months ended July 31, 2020 and 2019, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that cash flows from operations, including the impact of the Company corporate initiatives, combined with existing cash on hand and amounts available under its credit lines provide adequate funds to support its operating, capital and debt service requirements for the next twelve months subsequent to the issuance of these financial statements. During the first six months of fiscal 2021, the Company’s cash generated from operations was negatively impacted due to widespread closures of the Company’s retail locations and the Company’s wholesale customers’ stores as a result of the COVID-19 pandemic. The Company entered this period of uncertainty with a healthy liquidity position, and it took actions to enhance the Company’s financial liquidity and flexibility, including minimizing all non-essential operating expenses (including marketing, travel and consulting services), reevaluating all capital expenditures, furloughing approximately 80% of the Company’s North American workforce during March through June and temporarily reducing the work-rate of international employees while applying for available government payroll subsidies in accordance with local government guidelines and programs, suspending the Company’s share repurchase program and regular quarterly dividend, reducing salaries and suspending Board of Director fees from April through June 2020, amending license agreements to reduce its royalty obligations in fiscal 2021, and negotiating rent deferrals or other arrangements in respect of its rent obligations for all of its Company Stores and certain other leases. As a precautionary measure, the Company borrowed an additional $30.9 million under its revolving credit facility in March 2020 and amended its revolving credit facility to modify some of its financial covenants. During the second quarter of fiscal 2021, the Company repaid $36.8 million under its revolving credit facility.

Although the Company believes it has adequate sources of liquidity over the long term, continued uncertainty surrounding the COVID-19 pandemic, an economic recession or a slow recovery could adversely affect the Company’s business and liquidity.

At July 31, 2020 the Company had working capital of $324.1 million as compared to $334.8 million at July 31, 2019. The decrease in working capital was primarily the result of a decrease in accounts receivable resulting primarily from lower sales due to the COVID-19 pandemic and lower inventory levels as the Company continues to monitor its inventory levels to align with expected sales. These factors were offset by additional cash of $35.3 million and a decrease in accounts payable. The Company defines working capital as the difference between current assets and current liabilities.

The Company had $11.4 million of cash used in operating activities for the six months ended July 31, 2020 as compared to $32.6 million of cash used in operating activities for the six months ended July 31, 2019. Cash used by operating activities for the six months ended July 31, 2020 included net loss attributable to the Movado Group, Inc. of $156.6 million, positively adjusted by $135.9 million related to non-cash items. Cash used in operating activities included a decrease in accounts payable and accrued liabilities totaling $5.0 million primarily as a result of a reduction in expenditures during the period and timing of payments to vendors, a decrease in income taxes payable of $4.1 million due to timing of payments and pre-tax losses generated during the period, a decrease in other current assets of $2.4 million and a decrease in investment in inventories of $1.5 million as the Company continues to monitor its inventory levels to align with expected sales. Cash provided by operating activities for the six months ended July 31, 2020 included a $16.8 million decrease in trade receivables primarily due to lower sales resulting from the COVID-19 pandemic and an increase in accrued payroll of $5.8 million primarily due to an increase in severance accrual as a result of the Company’s corporate initiatives.

Cash used in investing was $0.6 million for the six months ended July 31, 2020 as compared to $7.0 million for the six months ended July 31, 2019. The cash used in the six months ended July 31, 2020 was primarily related to capital expenditures of $1.9 million mainly due to a new website platform for MVMT and the construction of shop-in-shops at some of the Company’s wholesale customers, partially offset by proceeds from a sale of a non-operating asset in Switzerland of $1.3 million.

Cash used by financing activities was $6.7 million for the six months ended July 31, 2020 as compared to cash used by financing activities of $14.6 million for the six months ended July 31, 2019. The cash used in the six months ended July 31, 2020 included repayment of bank borrowings of $5.9 million and $0.3 million in debt issuance cost resulting from the Company amending its revolving credit facility. In response to the COVID-19 pandemic, the Company has suspended its quarterly dividends and share repurchases effective the first quarter of fiscal 2021. The Company paid $9.2 million in dividends and $4.2 million in share repurchases during the first six months of fiscal 2020.

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

On June 5, 2020, the Company and its lenders entered into an amendment (the “Second Amendment”) to the Credit Agreement effective as of July 31, 2020.  Among other things, the Second Amendment provides for the following temporary relief with respect to the financial maintenance covenants in the Credit Agreement from April 30, 2020 through the date on which the Company delivers a compliance certificate in respect of the period ended July 31, 2021 (or earlier if the Company demonstrates satisfaction of certain earnings and leverage milestones) (the “Suspension Period”): (i) the maximum consolidated leverage ratio is increased from 2.50 to 1.0 to 2.75 to 1.0 for the four quarter period ended April 30, 2020 and suspended thereafter until the end of the Suspension Period when it resumes at 2.50 to 1.0 and (ii) the minimum EBITDA covenant levels are reduced.  In addition, the Second Amendment provides that (i) through April 30, 2021, the Company is required to maintain minimum liquidity (comprised of unrestricted cash and cash equivalents and unutilized commitments under the Credit Agreement) of $100.0 million, (ii) during the Suspension Period, certain covenants, including covenants related to dividends, share repurchases, debt incurrence, investments and capital expenditures, have been tightened and (iii) during the Suspension Period, the interest rate for borrowings under the Credit Agreement is increased to LIBOR plus 2.75% per annum and the commitment fee in respect of the unutilized commitments is increased to 0.45% per annum. In addition, the Second Amendment permanently increased the LIBOR floor for loans under the Credit Agreement from 0% to 1.00% and permanently reduced the minimum EBITDA financial covenant level to $35.0 million starting with the four-quarter period ending July 31, 2021.

The foregoing summary of the Second Amendment is qualified by reference to the full text of the amendment, which is attached as Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the quarter ended April 30, 2020 and incorporated herein by reference.

As of July 31, 2020, and July 31, 2019, there was 35.0 million and 50.0 million in Swiss Francs, respectively (with a dollar equivalent of $38.3 million and $50.3 million, respectively), in addition to $10.0 million as of July 31, 2020, in loans outstanding under the Facility. Availability under the Facility was reduced by the aggregate number of letters of credit outstanding, issued in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at both July 31, 2020 and July 31, 2019. At July 31, 2020, the letters of credit have expiration dates through June 1, 2021. As of July 31, 2020, and July 31, 2019, availability under the Facility was $51.4 million and $49.4 million, respectively. For additional information regarding the Facility, see Note 9 – Debt and Lines of Credit to the Consolidated Financial Statements.

The Company had weighted average borrowings under the facility of $71.5 million and $50.2 million, with a weighted average interest rate of 2.60% and 1.00% during the three months ended July 31, 2020 and 2019, respectively. The Company had weighted average borrowings under the facility of $68.6 million and $50.0 million, with a weighted average interest rate of 1.92% and 1.00%, during the six months ended July 31, 2020 and 2019, respectively.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified maturity with a Swiss bank. As of July 31, 2020, and 2019, these lines of credit totaled 6.5 million Swiss Francs for both periods, with a dollar equivalent of $7.1 million and $6.5 million, respectively. As of July 31, 2020, and 2019, there were no borrowings against these lines. As of July 31, 2020, and 2019, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.3 million, and $1.2 million, respectively, in various foreign currencies, of which $0.6 million and $0.5 million, respectively, was a restricted deposit as it relates to lease agreements.

Cash paid for interest, including unused commitments fees, was $0.8 million and $0.3 million for the six-month period ended July 31, 2020 and July 31, 2019, respectively.

The Company did not pay cash dividends during the six months ended July 31, 2020. The Company paid cash dividends of $0.40 per share or $9.2 million during the six months ended July 31, 2019. The decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion. The Company is committed to resuming dividend payments when the environment and its business stabilize and dividends are permitted by the terms of its revolving credit facility (see Note 9 – Debt and Lines of Credit).

On August 29, 2017, the Board approved a share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. Under this program the Company may purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise through August 29, 2020. See Note 9 – Debt and Lines of Credit – for restrictions on share repurchase under the Company’s revolving credit facility. During the six months ended July 31, 2020, the Company did not repurchase any shares of its common stock. At July 31, 2020, $36.4 million remains available for purchase under the Company’s repurchase program.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk

The Company’s primary market risk exposure relates to foreign currency exchange risk (see Note 10 – Derivative Financial Instruments to the Consolidated Financial Statements). A significant portion of the Company’s purchases are denominated in Swiss Francs and, to a lesser extent, the Japanese Yen. The Company also sells to third-party customers in a variety of foreign currencies, most notably the Euro, Swiss Franc and the British Pound. The Company reduces its exposure to the Swiss Franc, Euro, British Pound, Chinese Yuan and Japanese Yen exchange rate risk through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. The earnings impact is mostly offset by the effects of currency movements on the underlying hedged transactions. To the extent that the Company does not engage in a hedging program, any change in the Swiss Franc, Euro, British Pound, Chinese Yuan and Japanese Yen exchange rates to local currency would have an equal effect on the Company’s earnings.

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

As of July 31, 2020, the Company’s entire net forward contracts hedging portfolio consisted of 46.1 million Chinese Yuan equivalent, 4.0 million Swiss Francs equivalent, 9.7 million US dollars equivalent, 22.2 million Euros equivalent and 1.3 million British Pounds equivalent with various expiry dates ranging through September 10, 2020, compared to a portfolio of 53.0 million Chinese Yuan equivalent, 33.0 million Swiss Francs equivalent, 29.0 million US dollars equivalent, 23.1 million Euros equivalent and 1.1 million British Pounds equivalent with various expiry dates ranging through January 15, 2020, as of July 31, 2019. If the Company were to settle its Swiss Franc forward contracts at July 31, 2020, the net result would be a gain of $0.1 million, net of tax provision of $0.1 million. As of July 31, 2020, the Company’s British Pound, Chinese Yuan, US Dollar and Euro forward contracts had no gain or loss. The Company had no cash flow hedges as of July 31, 2020 and July 31, 2019, respectively.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under its hedging program, the Company can purchase various commodity derivative instruments, primarily futures contracts. When held, these derivatives are documented as qualified cash flow hedges, and the resulting gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. The Company did not hold any future contracts in its gold hedge portfolio as of July 31, 2020 and 2019, thus, any changes in the gold purchase price will have an equal effect on the Company’s cost of sales.

Debt and Interest Rate Risk

Floating rate debt at July 31, 2020 and 2019 totaled $48.3 million (35 million in Swiss francs and $10 million) and $50.3 million (50 million in Swiss francs), respectively. The debt outstanding at July 31, 2020 is based on LIBOR plus 2.75% per annum. As of July 31, 2020, the Company had weighted average borrowings of $68.6 million with a weighted average interest rate of 1.92%. The Company does not hedge these interest rate risks. Based on the average floating rate debt outstanding during the six months ended July 31, 2020, a one-percent increase or decrease in the average interest rate during the period would have resulted in a change to interest expense of $0.3 million for the six months ended July 31, 2020.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended July 31, 2020, that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As of July 31, 2020, there have been no material changes to any of the risk factors previously reported in the Company’s 2020 Annual Report on Form 10-K.

This section supplements and updates certain of the information found under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2020 filed with the Securities and Exchange Commission on March 26, 2020 (the “2020 Form 10-K”), and is based on the information currently known to us and recent developments since the date of the 2020 Form 10-K filing. The matters discussed below should be read in conjunction with the risk factors set forth in the 2020 Form 10-K. However, the risks and uncertainties that we face are not limited to those described below and those set forth in the 2020 Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our common stock, particularly in light of the fast-changing nature of the COVID-19 pandemic and its impacts on economic and operating conditions.

The recent COVID-19 novel coronavirus, or other public health threats and epidemics, could materially adversely affect our business.

In late 2019, there was an outbreak of a novel strain of coronavirus (COVID-19) that began in Wuhan, China that has since spread to other regions in China and the rest of the world. The World Health Organization recognized COVID-19 as a pandemic on March 11, 2020. In response to the outbreak, in mid-March 2020, the Company and the majority of the Company’s wholesale customers temporarily closed all of their retail stores due to health concerns associated with the COVID-19 pandemic. Although the Company reopened all of its retail stores during the second quarter and most of the Company’s brick and mortar wholesale customers have reopened the majority of their retail locations as well, the discretionary consumer goods segment remains highly challenged. Various containment and mitigation measures that have been imposed by governmental and other authorities around the world (such as quarantines and other social distancing requirements) have already adversely affected sales of our products, given that those sales are heavily dependent on customer traffic in traditional retail stores, such as those of our wholesale partners, and our Company stores. Such measures have also adversely impacted our supply chain and resulted in late deliveries. The continuation or tightening of such containment and mitigation measures could continue or exacerbate the adverse effect on our results of operations and financial condition. In addition, as potential consumers of our products face layoffs and other negative economic impacts from the COVID-19 outbreak, their disposable income for discretionary purchases and their actual or perceived wealth may be negatively impacted, potentially having a materially adverse impact on our sales that may extend beyond the end of the health crisis.

Adverse general economic conditions arising from the COVID-19 outbreak, or from other public health threats and epidemics, could also result in an increase in bankruptcies or insolvencies involving our suppliers and wholesale customers, which could also have a materially adverse effect on our operations and financial condition. The impact of the outbreak of COVID-19 on the Company’s liquidity, revenues and results of operations cannot be predicted at this time due to the high level of uncertainty, unknown future developments and duration of containment measures.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 29, 2017, the Board approved a share repurchase program under which the Company is authorized to purchase up to $50.0 million of its outstanding common stock from time to time through August 29, 2020, depending on market conditions, share price and other factors. The Company may purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise. During the three months ended July 31, 2020, the Company did not repurchase any shares of its common stock.

At the election of an employee, upon the vesting of a stock award or the exercise of a stock option, shares of common stock having an aggregate value on the vesting of the award or the exercise date of the option, as the case may be, equal to the employee’s withholding tax obligation may be surrendered to the Company by netting them from the vested shares issued. Similarly, shares having an aggregate value equal to the exercise price of an option may be tendered to the Company in payment of the option exercise price and netted from the shares of common stock issued upon the option exercise. An aggregate of 10,379 shares were repurchased during the three months ended July 31, 2020 as a result of the surrender of shares of common stock in connection with the vesting of certain restricted stock awards and stock options.

The following table summarizes information about the Company’s purchases for the three months ended July 31, 2020 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
May 1, 2020 – May 31, 2020	—	$—	—	$36,405,816
June 1, 2020 – June 30, 2020	—	—	—	36,405,816
July 1, 2020 – July 31, 2020	10,379	10.36	—	36,405,816
Total	10,379	$10.36	—	$36,405,816

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Movado Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2020 filed with the SEC, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

104	Cover Page Interactive Data File, formatted in Inline Extensible Business Reporting Language (iXBRL).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOVADO GROUP, INC.
(Registrant)

Dated: August 27, 2020	By:	/s/ Sallie A. DeMarsilis
Sallie A. DeMarsilis Executive Vice President, Chief Operating Officer, Chief Financial Officer and Principal Accounting Officer