Form 10-Q
period 2020-10-31
MOVADO GROUP INC
filed 2020-11-24
CIK 72573

L

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2020

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

The number of shares outstanding of the registrant’s Common Stock and Class A Common Stock as of November 19, 2020 were 16,585,236 and 6,608,548 respectively.

MOVADO GROUP, INC.

Index to Quarterly Report on Form 10-Q

October 31, 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	October 31,	January 31,	October 31,
	2020	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$163,218	$185,872	$116,025
Trade receivables, net	103,506	78,388	136,272
Inventories	176,841	171,406	201,164
Other current assets	28,028	28,888	30,737
Total current assets	471,593	464,554	484,198
Property, plant and equipment, net	24,002	29,238	29,275
Operating lease right-of-use assets	77,932	89,523	88,126
Deferred and non-current income taxes	54,748	25,403	28,191
Goodwill	—	136,366	135,280
Other intangibles, net	17,123	42,359	43,532
Other non-current assets	56,380	59,865	58,453
Total assets	$701,778	$847,308	$867,055
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$35,562	$35,488	$33,757
Accrued liabilities	59,612	44,210	62,499
Accrued payroll and benefits	12,693	6,302	9,353
Current operating lease liabilities	14,210	15,083	14,579
Income taxes payable	11,275	8,217	17,243
Total current liabilities	133,352	109,300	137,431
Loans payable to bank	37,266	51,910	50,685
Deferred and non-current income taxes payable	20,893	25,419	26,370
Non-current operating lease liabilities	71,658	81,877	80,682
Other non-current liabilities	45,179	48,393	47,943
Total liabilities	308,348	316,899	343,111
Commitments and contingencies (Note 12)
Redeemable noncontrolling interest	2,772	3,165	3,263
Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 28,077,806, 27,859,328 and 27,856,954 shares issued and outstanding, respectively	281	279	279
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,608,548, 6,603,645 and 6,603,645 shares issued and outstanding, respectively	65	65	65
Capital in excess of par value	212,730	208,473	206,725
Retained earnings	313,696	455,479	456,579
Accumulated other comprehensive income	85,879	85,050	79,825
Treasury Stock, 11,492,591, 11,443,308 and 11,442,625 shares, respectively, at cost	(223,306)	(222,809)	(222,792)
Total Movado Group, Inc. shareholders' equity	389,345	526,537	520,681
Noncontrolling interest	1,313	707	—
Total equity	390,658	527,244	520,681
Total liabilities, redeemable noncontrolling interest and equity	$701,778	$847,308	$867,055

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Net sales	$169,863	$205,618	$328,067	$509,983
Cost of sales	77,410	95,549	158,365	235,702
Gross profit	92,453	110,069	169,702	274,281
Selling, general and administrative	69,386	87,431	181,795	237,893
Impairment of goodwill and intangible assets (Note 7)	—	—	155,919	—
Total operating expenses	69,386	87,431	337,714	237,893
Operating income/(loss)	23,067	22,638	(168,012)	36,388
Non-operating income/(expense):
Gain on sale of a non-operating asset	—	—	1,317	—
Change in contingent consideration (Note 11)	—	—	—	13,627
Interest expense	(608)	(240)	(1,469)	(689)
Interest income	8	18	31	63
Income/(loss) before income taxes	22,467	22,416	(168,133)	49,389
Provision/(benefit) for income taxes (Note 13)	7,524	4,955	(26,365)	10,543
Net income/(loss)	14,943	17,461	(141,768)	38,846
Less: Net income/(loss) attributable to noncontrolling interests	118	(304)	15	(349)
Net income/(loss) attributable to Movado Group, Inc.	$14,825	$17,765	$(141,783)	$39,195

Basic income/(loss) per share:
Weighted basic average shares outstanding	23,285	23,117	23,223	23,124
Net income/(loss) per share attributable to Movado Group, Inc.	$0.64	$0.77	$(6.11)	$1.69

Diluted income/(loss) per share:
Weighted diluted average shares outstanding	23,375	23,250	23,223	23,322
Net income/(loss) per share attributable to Movado Group, Inc.	$0.63	$0.76	$(6.11)	$1.68

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Net income/(loss)	$14,943	$17,461	$(141,768)	$38,846
Other comprehensive income/(loss):
Net unrealized gain/(loss) on investments, net of tax provision/(benefit) of $1, $(3), $(10) and $0, respectively	1	(8)	(31)	-
Amortization of prior service cost, net of tax provision of $4, $4, $12 and $11, respectively	14	13	42	39
Foreign currency translation adjustments	(245)	5,614	818	(721)
Total other comprehensive (loss)/income, net of taxes	(230)	5,619	829	(682)
Less:
Comprehensive income/(loss) attributable to noncontrolling interests:
Net income/(loss)	118	(304)	15	(349)
Foreign currency translation adjustments	(58)	27	198	(109)
Total comprehensive income/(loss) attributable to noncontrolling interests	$60	$(277)	$213	$(458)
Total comprehensive income/(loss) attributable to Movado Group, Inc.	$14,653	$23,357	$(141,152)	$38,622

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended October 31,
	2020	2019
Cash flows from operating activities:
Net (loss)/income attributable to Movado Group, Inc.	$(141,783)	$39,195
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Impairment of goodwill and intangible assets	155,919	—
Non-cash corporate initiatives	6,685	—
Change in contingent consideration	-	(13,627)
Gain on sale of a non-operating asset	(1,317)	—
Depreciation and amortization	10,546	11,888
Transactional losses/(gains)	231	309
Provision for inventories and accounts receivable	2,066	2,626
Deferred income taxes	(31,536)	(6,462)
Stock-based compensation	3,848	4,658
Other	306	(435)
Changes in assets and liabilities:
Trade receivables	(26,835)	(52,659)
Inventories	(7,073)	(38,064)
Other current assets	(821)	(2,407)
Accounts payable	40	(4,184)
Accrued liabilities	15,929	19,271
Accrued payroll and benefits	6,124	(9,379)
Income taxes payable	516	6,407
Other non-current assets	(347)	640
Other non-current liabilities	796	(2,347)
Net cash used in operating activities	(6,706)	(44,570)
Cash flows from investing activities:
Capital expenditures	(2,428)	(10,023)
Proceeds from sale of a non-operating asset	1,317	—
Proceeds from sale of an asset held for sale	—	242
Trademarks and other intangibles	(118)	(194)
Net cash used in investing activities	(1,229)	(9,975)
Cash flows from financing activities:
Repayment of bank borrowings	(47,699)	—
Proceeds from bank borrowings	30,879	—
Stock awards and options exercised and other changes	(497)	(1,249)
Stock repurchase	—	(4,199)
Dividends paid	—	(13,796)
Debt issuance cost	(300)	—
Net cash used in financing activities	(17,617)	(19,244)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2,926	(93)
Net decrease in cash, cash equivalents and restricted cash	(22,626)	(73,882)
Cash, cash equivalents, and restricted cash at beginning of year	186,438	190,459
Cash, cash equivalents, and restricted cash at end of period	$163,812	$116,577

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$163,218	$116,025
Restricted cash included in other non-current assets	594	552
Cash, cash equivalents, and restricted cash	$163,812	$116,577

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

The Company entered this period of uncertainty with a healthy liquidity position, and it took actions to enhance its financial liquidity and flexibility, including minimizing all non-essential operating expenses (including marketing, travel and consulting services), reevaluating all capital expenditures, furloughing approximately 80% of the Company’s North American workforce during March through June and temporarily reducing the work-rate of international employees while applying for available government payroll subsidies in accordance with local government guidelines and programs, suspending the Company’s share repurchase program and regular quarterly dividends, reducing salaries and suspending Board of Director fees from April through June 2020, amending license agreements to reduce its royalty obligations in fiscal 2021 and negotiating rent abatements in respect of its rent obligations for its Company Stores and certain other leases. As a precautionary measure, the Company borrowed an additional $30.9 million under its revolving credit facility in March 2020 and amended its revolving credit facility to modify some of its financial covenants (see Note 9 – Debt and Lines of Credit). During the second and third quarter of fiscal 2021, the Company repaid $36.8 million and $10.9 million, respectively, under its revolving credit facility.

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

Although the full magnitude of the effects on the Company’s business is difficult to predict at this time, the COVID-19 pandemic has had, and for the foreseeable future is expected to continue to have, a material impact on the Company’s business, financial condition, results of operations and cash flows. In addition to the resurgence of COVID-19 cases in many regions in the fall which has resulted in the tightening of containment and mitigation measures in many countries, the ongoing economic impacts and health concerns associated with the pandemic will likely continue to affect consumer behavior, spending levels, shopping preferences and tourism. Nevertheless, the Company believes that based on the Company’s current expectations, cash flows from operations and its credit lines and cash on-hand, the Company has adequate funds to support its operating, capital and debt service requirements and expects to maintain compliance with its debt covenants for the next twelve months subsequent to the issuance of these financial statements.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In March 2020, the FASB issued ASU 2020-03, “Codification Improvements to Financial Instruments”, which makes improvements to financial instruments guidance, including the current expected credit losses guidance. The adoption of the new guidance was not material to the Consolidated Financial Statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. This guidance provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable for the Company’s borrowing instruments, which use LIBOR as a reference rate, and is effective immediately, but is only available through December 31, 2022. The Company is evaluating the optional expedients and exceptions in the guidance but does not except the adoption of this standard to have a material impact on its Consolidated Financial Statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to general principles in “Income Taxes (Topic 740)”. It also clarifies and amends existing guidance to improve consistent application. The guidance is effective for fiscal years beginning after December 15, 2020. The Company early adopted this standard effective February 1, 2020. The provision of ASU 2019-12 which has the most significant impact on the Company is the removal of a limitation on the tax benefit recognized on pre-tax losses during interim periods which exceed the expected loss for the fiscal year. The Company’s income tax benefit for the nine months ended October 31, 2020 includes an income tax benefit of $0.5 million as a result of early adoption in the first quarter of fiscal 2021.

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

The number of shares used in calculating basic and diluted earnings (loss) per share is as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Weighted average common shares outstanding:
Basic	23,285	23,117	23,223	23,124
Effect of dilutive securities:
Stock awards and options to purchase shares of common stock	90	133	—	198
Diluted	23,375	23,250	23,223	23,322

For the three months ended October 31, 2020 and 2019, approximately 889,000 and 786,000, respectively, of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. For the nine months ended October 31, 2020 and 2019, approximately 815,000 and 352,000, respectively, of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. For the nine months ended October 31, 2020, the Company also had approximately 80,000 stock options outstanding that could potentially dilute earnings per share in future periods that were excluded from the computation of diluted EPS because their effect would have been anti-dilutive given the net loss during the period.

During the first three quarters of fiscal 2021, the Company did not declare quarterly cash dividends. The Company declared quarterly cash dividends of $0.20 in each of the first three quarters of fiscal year 2020, representing $13.8 million in total dividends. Of this amount, $4.6 million was paid on September 24, 2019, $4.6 million was paid on June 25, 2019 and $4.6 million was paid on April 24, 2019.

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

The Company contributed 0.9 million Australian dollars (equivalent to approximately $0.6 million US dollars) to the joint venture and is a 51% interest holder. The Company controls all of the significant participating rights of the joint venture. As the Company controls all of the significant participating rights of the joint venture and is the majority interest holder in MGDL, the assets, liabilities and results of operations of the joint venture are consolidated and included in the Company’s Consolidated Financial Statements since the date of acquisition within the Watch and Accessory Brands segment. GDL’s interest is reflected in Net income attributable to noncontrolling interest in the Consolidated Statements of Operations and Noncontrolling interest in the Consolidated Balance Sheets. As of October 31, 2020, all amounts in the Consolidated Financial Statements related to MGDL were immaterial.

City Time

On December 3, 2018, the Company acquired 51% of City Time Distribucion, S.L.U. (“City Time”), the Company’s distributor in Spain, and simultaneously signed a joint venture agreement. The purchase price was 4.2 million Euros (equivalent to approximately $4.8 million US dollars), net of cash acquired, and was funded with cash on hand. The results of City Time have been included in the Company’s Consolidated Financial Statements since the date of acquisition within the Watch and Accessory Brands segment. Of the total purchase consideration, there were no material amounts allocated to assets acquired and liabilities assumed.

Pursuant to the joint venture agreement, the noncontrolling interest holder has the right to sell its interest in City Time to the Company on two specific dates in the future. The noncontrolling interest is not redeemable until such dates. The Company will adjust the carrying value of the redeemable interest to the redemption amount assuming it was redeemable at the balance sheet date. At October 31, 2020, the Company concluded that no remeasurement adjustment was needed. If the noncontrolling interest holder does not exercise its right to sell its interest in City Time to the Company, the Company nevertheless has the option to purchase the noncontrolling interest holder’s interest on each of the same two dates and at the same price as would have applied if the noncontrolling interest holder had exercised its sale option.

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

In connection with the remeasurement of the contingent consideration during the fiscal year ended January 31, 2020, the Company assessed the undiscounted cash flows associated with the long-lived assets pertaining to MVMT. Current estimates at that time indicated that carrying amounts were expected to be recovered. The undiscounted cash flows related to the MVMT long-lived assets as of January 31, 2020 exceeded the carrying value by approximately 33%. See Note 7 – Goodwill and Intangible Assets for impairment of MVMT’s long-lived assets as of October 31, 2020.

NOTE 6 – RESTRUCTURING PROVISION

On June 29, 2020, the Company committed to a Restructuring Plan as part of the Company’s corporate initiatives to reduce operating expenses and adjust cash flows in light of the ongoing economic challenges resulting from the COVID-19 pandemic and its impact on the Company’s business. The Restructuring Plan was substantially completed during the second quarter of the Company’s current fiscal year, although cash severance will be paid over time and such payments are expected to continue into the next fiscal year. During the quarter ended October 31, 2020, the Company recorded an additional $0.8 million primarily related to additional severance and conclusion in negotiations on certain leased properties and consulting arrangements. Of the total provision incurred, approximately $8.7 million is expected to result in cash expenditures with the remaining $6.7 million resulting in non-cash use. The Company expects annual savings in the range of $14 million to $16 million as it relates to severance, employee related and properties (contained within Other in table below).

A summary rollforward of the provision related to the Company’s corporate initiatives, including the provision associated with the Restructuring Plan, is as follows for the three months ended October 31, 2020 (in thousands):

	Balance July 31, 2020	Provision	Non-Cash Use	Cash Payments	Balance October 31, 2020
Restructuring Plan:
Severance and Employee Related	$5,806	$144	$—	$(2,784)	$3,166
Other	89	631	(117)	(536)	67
Corporate Initiative:
Severance and Employee Related	541	—	—	(541)	-
Inventory	3,460	—	(203)	—	3,257
Accounts receivable	1,075	—	—	—	1,075
Other	37	6	—	(15)	28
Total	$11,008	$781	$(320)	$(3,876)	$7,593

A summary rollforward of the provision related to the Company’s corporate initiatives, including the provision associated with the Restructuring Plan, is as follows for the nine months ended October 31, 2020 (in thousands):

	Balance January 31, 2020	Provision	Non-Cash Use	Cash Payments	Balance October 31, 2020
Restructuring Plan:
Severance and Employee Related (1)	$—	$7,110	$—	$(3,944)	$3,166
Other (2)	—	1,033	(315)	(651)	67
Corporate Initiative:
Severance and Employee Related	—	936	—	(936)	—
Inventory (3)	—	3,507	(250)	—	3,257
Accounts receivable (4)	—	1,075	—	—	1,075
Other (2)	—	1,728	(1,518)	(182)	28
Total	$—	$15,389	$(2,083)	$(5,713)	$7,593

The following amounts are included in the Consolidated Balance Sheet at October 31, 2020:

(1)	$2.8 million included in Accrued payroll and benefits and $0.4 million included in Capital in excess of par value.
(2)	Balance included in Accrued liabilities.
(3)	Reserve included in Inventories.
(4)	Reserve included in Trade receivables, net.

Included in Other is approximately a $1.5 million write-off related to unrefunded deposits for a canceled global customer event.

The corporate initiative costs by operating segment are as follows:

	For the Three Months Ended October 31, 2020 Provision	For the Nine Months Ended October 31, 2020 Total
Watch and Accessory Brands:
United States	$594	$11,929
International	187	3,460
Total Watch and Accessory Brands	781	15,389
Total Company Stores	—	—
Total Consolidated	$781	$15,389

Cost of sales	$43	$3,551
Selling, general and administrative	738	11,838
Total	$781	$15,389

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

The changes in the carrying amount of other intangible assets during the nine months ended October 31, 2020 are as follows (in thousands):

	Trade names	Customer relationships	Other (1)	Total
Weighted Average Amortization Period (in years)	10	7	9
Balance at January 31, 2020	$31,075	$10,154	$1,130	$42,359
Impairment	(18,595)	(3,570)	—	(22,165)
Additions	—	—	118	118
Amortization	(1,487)	(1,242)	(232)	(2,961)
Foreign exchange impact	(224)	(32)	28	(228)
Balance at October 31, 2020	$10,769	$5,310	$1,044	$17,123

(1)	Other includes fees paid related to trademarks and non-compete agreement related to Olivia Burton brand.

Amortization expense for intangible assets was $0.9 million and $1.5 million for the three months ended October 31, 2020 and 2019, respectively, and $3.0 million and $4.6 million for the nine months ended October 31, 2020 and 2019, respectively.

NOTE 8 – INVENTORIES

Inventories consisted of the following (in thousands):

	October 31, 2020	January 31, 2020	October 31, 2019
Finished goods	$130,515	$125,603	$154,758
Component parts	42,438	41,708	42,976
Work-in-process	3,888	4,095	3,430
	$176,841	$171,406	$201,164

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

As of October 31, 2020, and October 31, 2019, there was 25.0 million and 50.0 million in Swiss Francs, respectively (with a dollar equivalent of $27.3 million and $50.7 million, respectively), in addition to $10.0 million as of October 31, 2020, in loans outstanding under the Facility. Availability under the Facility was reduced by the aggregate number of letters of credit outstanding, issued in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at both October 31, 2020 and October 31, 2019. At October 31, 2020, the letters of credit have expiration dates through June 1, 2021. As of October 31, 2020, and October 31, 2019, availability under the Facility was $62.4 million and $49.0 million, respectively.

The Company had weighted average borrowings under the facility of $44.5 million and $50.6 million during the three months ended October 31, 2020 and 2019, respectively, with a weighted average interest rate of 3.75% and 1.00% during the three months ended October 31, 2020 and 2019, respectively. The Company had weighted average borrowings under the facility of $60.5 million and $50.2 million, with a weighted average interest rate of 2.37% and 1.00% during the nine months ended October 31, 2020 and 2019, respectively.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified maturity with a Swiss bank. As of October 31, 2020, and 2019, these lines of credit totaled 6.5 million Swiss Francs for both periods, with a dollar equivalent of $7.1 million and $6.6 million, respectively. As of October 31, 2020, and 2019, there were no borrowings against these lines. As of October 31, 2020, and 2019, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.3 million and $1.2 million, respectively, in various foreign currencies, of which $0.6 million, in both periods, was a restricted deposit as it relates to lease agreements.

Cash paid for interest, including unused commitments fees, was $1.3 million and $0.5 million for the nine-month period ended October 31, 2020 and October 31, 2019, respectively.

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS

As of October 31, 2020, the Company’s entire net forward contracts hedging portfolio consisted of 21.6 million Chinese Yuan equivalent, 6.0 million Swiss Francs equivalent, 20.0 million US dollars equivalent, 24.0 million Euros equivalent and 5.6 million British Pounds equivalent with various expiry dates ranging through January 12, 2021. These forward contracts are not designated as qualified hedges in accordance with ASC 815, Derivatives and Hedging, and, therefore, changes in the fair value of these derivatives are recognized in earnings in the period they arise. Net gains or losses related to these forward contracts are included in cost of sales and selling and general and administrative expenses in the Consolidated Statements of Operations. The cash flows related to these foreign currency contracts are classified in operating activities.

See Note 11 – Fair Value Measurements for fair value and presentation in the Consolidated Balance Sheets for derivatives.

For the quarter ended October 31, 2020, the Company did not have any cash flow hedges.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of October 31, 2020 and 2019 and January 31, 2020 (in thousands):

		Fair Value at October 31, 2020
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$143	$—	$—	$143
Short-term investment	Other current assets	156	—	—	156
SERP assets - employer	Other non-current assets	1,020	—	—	1,020
SERP assets - employee	Other non-current assets	42,040	—	—	42,040
Defined benefit plan assets	Other non-current liabilities	—	—	25,206	25,206
Total		$43,359	$—	$25,206	$68,565
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$42,040	$—	$—	$42,040
Hedge derivatives	Accrued liabilities	—	12	—	12
Total		$42,040	$12	$—	$42,052

		Fair Value at January 31, 2020
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$184	$—	$—	$184
Short-term investment	Other current assets	156	—	—	156
SERP assets - employer	Other non-current assets	988	—	—	988
SERP assets - employee	Other non-current assets	45,256	—	—	45,256
Defined benefit plan assets	Other non-current liabilities	—	—	24,227	24,227
Hedge derivatives	Other current assets	—	347	—	347
Total		$46,584	$347	$24,227	$71,158
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$45,264	$—	$—	$45,264
Total		$45,264	$—	$—	$45,264

		Fair Value at October 31, 2019
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$177	$—	$—	$177
Short-term investment	Other current assets	156	—	—	156
SERP assets - employer	Other non-current assets	1,280	—	—	1,280
SERP assets - employee	Other non-current assets	43,049	—	—	43,049
Defined benefit plan assets	Other non-current liabilities	—	—	33,312	33,312
Hedge derivatives	Other current assets	—	79	—	79
Total		$44,662	$79	$33,312	$78,053
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$43,049	$—	$—	$43,049
Hedge derivatives	Accrued liabilities	—	83	—	83
Contingent consideration	Other non-current liabilities	—	—	1,918	1,918
Total		$43,049	$83	$1,918	$45,050

The fair values of the Company’s available-for-sale securities are based on quoted prices. The fair value of the short-term investment, which is a guaranteed investment certificate, is based on its purchase price plus one half of a percent calculated annually. The assets related to the Company’s defined contribution supplemental executive retirement plan (“SERP”) consist of both employer (employee unvested) and employee assets which are invested in investment funds with fair values calculated based on quoted market prices. The SERP liability represents the Company’s liability to the employees in the plan for their vested balances. The hedge derivatives are entered into by the Company principally to reduce its exposure to Swiss Franc and Euro exchange rate risks. Fair values of the Company’s hedge derivatives are calculated based on quoted foreign exchange rates and quoted interest rates. The carrying amount of debt approximated fair value as of October 31, 2020, January 31, 2020, and October 31, 2019, due to the availability and floating rate for similar instruments.

The Company sponsors a defined benefit pension plan in Switzerland. The plan covers certain international employees and is based on years of service and compensation on a career-average pay basis. The assets within the plan are classified as a Level 3 asset within the fair value hierarchy and consist of an investment in pooled assets and include separate employee accounts that are invested in equity securities, debt securities and real estate. The values of the separate accounts invested are based on values provided by the administrator of the funds that cannot be readily derived from or corroborated by observable market data. The value of the assets is part of the funded status of the defined benefit plan and included in other non-current liabilities in the consolidated balance sheets at October 31, 2020, January 31, 2020 and October 31, 2019.

The contingent purchase price liability related to the acquisition of MVMT Watches, Inc., owner of the MVMT brand at the time of the acquisition, is considered a Level 3 liability. Based on updated revenue and EBITDA (as defined in the acquisition agreement) performance expectations during the earn-out period for MVMT, the Company remeasured the contingent consideration to zero at January 31, 2020. At July 31, 2019 the Company remeasured the contingent consideration to $1.9 million and, as a result, $13.6 million is included in non-operating income (portion of contingent consideration allocated to purchase price) in the Consolidated Statements of Operations for the nine months ended October 31, 2019, and $0.5 million and $0.9 million are reflected as a reduction of deferred compensation (portion of contingent consideration allocated to deferred compensation based on future service requirements) within other current assets and other non-current assets, respectively, in the Consolidated Balance Sheets. As the remeasurement is not a direct benefit realized from operating the MVMT business, the Company recorded the change in contingent consideration within non-operating income in the Consolidated Statements of Operations and as such, did not include it in operating income for the Watch and Accessory Brands segment. Refer to Note 19 for Segment and Geographic Information.

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

The Company is involved in legal proceedings and claims from time to time, in the ordinary course of its business. Legal reserves are recorded in accordance with the accounting guidance for contingencies. Contingencies are inherently unpredictable and it is possible that results of operations, balance sheets or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, such matters. For those legal proceedings and claims for which the Company believes that it is probable that a reasonably estimable loss may result, the Company records a reserve for the potential loss. For proceedings and claims where the Company believes it is reasonably possible that a loss may result that is materially in excess of amounts accrued for the matter, the Company either discloses an estimate of such possible loss or range of loss or includes a statement that such an estimate cannot be made. As of October 31, 2020, the Company is party to legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition, future results of operations beyond the amounts accrued, or cash flows.

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

The Company recorded an income tax provision of $7.5 million and $5.0 million for the three months ended October 31, 2020 and 2019, respectively.

The effective tax rate was 33.5% and 22.1% for three months ended October 31, 2020 and 2019, respectively. The significant components of the effective tax rate changed primarily due to the U.S. tax on Global Intangible Low-Taxed Income (“GILTI”) and excess tax deficiencies related to stock-based compensation, partially offset by the CARES Act NOL Carryback Provision.

The Company recorded an income tax benefit of $26.4 million and income tax provision of $10.5 million for the nine months ended October 31, 2020 and 2019, respectively.

The effective tax rate was 15.7% and 21.3% for the nine months ended October 31, 2020 and 2019, respectively. The significant components of the effective tax rate changed primarily due to impairments of the portion of goodwill of the Watch and Accessory Brands reporting unit which is not tax deductible, the U.S. tax on GILTI and the recording of valuation allowances on certain foreign deferred tax assets. These changes were partially offset by changes in foreign profits in lower tax jurisdictions and the CARES Act NOL Carryback Provision.

The effective tax rate for the three months ended October 31, 2020 differs from the U.S. statutory tax rate of 21.0% primarily due to the U.S. tax on GILTI and excess tax deficiencies related to stock-based compensation, partially offset by foreign profits being taxed in lower taxing jurisdictions and the CARES Act NOL Carryback Provision. The effective tax rate for the nine months ended October 31, 2020 differs from the U.S. statutory tax rate of 21.0% primarily due to impairments of the portion of goodwill of the Watch and Accessory Brands reporting unit which is not tax deductible and the U.S. tax on GILTI, partially offset by the CARES Act NOL Carryback Provision.

The effective tax rate for the three and nine months ended October 31, 2019 differs from the U.S. statutory tax rate of 21.0% primarily due to no tax benefit being recognized on losses incurred by certain foreign operations, partially offset by foreign profits being taxed in lower taxing jurisdictions.

In December 2019, the FASB issues ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to general principles in “Income Taxes (Topic 740)”. It also clarifies and amends existing guidance to improve consistent application. The guidance is effective for fiscal years beginning after December 15, 2020. The Company early adopted this standard effective February 1, 2020. The provision of ASU 2019-12 which has the most significant impact on the Company is the removal of a limitation on the tax benefit recognized on pre-tax losses during interim periods which exceed the expected loss for the fiscal year. The Company’s income tax benefit for the nine months ended October 31, 2020 includes an income tax benefit of $0.5 million as a result of early adoption in the first quarter of fiscal 2021.

As of October 31, 2020, the Company had no deferred tax liability for the undistributed foreign earnings of approximately $211.1 million because the Company intends to continue permanently reinvesting such earnings in its foreign operations. It is not practicable to estimate the tax liability related to a future distribution of these permanently reinvested foreign earnings.

NOTE 14 – EQUITY

The components of equity for the nine months ended October 31, 2020 and 2019 are as follows (in thousands):

		Movado Group, Inc. Shareholders' Equity
	Preferred Stock	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Movado Group, Inc. Shareholders' Equity	Redeemable Noncontrolling Interest
Balance, January 31, 2020	$—	$279	$65	$208,473	$455,479	$85,050	$(222,809)	$707	$527,244	$3,165
Net income/(loss) attributable to Movado Group, Inc.					(141,783)			571	(141,212)	(556)
Stock options exercised		2		(2)			(497)		(497)
Supplemental executive retirement plan				69					69
Stock-based compensation expense (4)				4,190					4,190
Net unrealized loss on investments, net of tax benefit of $10						(31)			(31)
Amortization of prior service cost, net of tax provision of $12						42			42
Foreign currency translation adjustment (3)						818		35	853	163
Balance, October 31, 2020	$—	$281	$65	$212,730	$313,696	$85,879	$(223,306)	$1,313	$390,658	$2,772

	Preferred Stock	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Movado Group, Inc. Shareholders' Equity	Redeemable Noncontrolling Interest
Balance, January 31, 2019	$—	$277	$65	$201,814	$431,180	$80,507	$(217,188)	$—	$496,655	$3,721
Net income/(loss) attributable to Movado Group, Inc.					39,195				39,195	(349)
Dividends ($0.60 per share)					(13,796)				(13,796)
Stock repurchase							(4,199)		(4,199)
Stock options exercised		2		154			(1,405)		(1,249)
Supplemental executive retirement plan				99					99
Stock-based compensation expense				4,658					4,658
Amortization of prior service cost, net of tax provision of $11						39			39
Foreign currency translation adjustment (3)						(721)			(721)	(109)
Balance, October 31, 2019	$—	$279	$65	$206,725	$456,579	$79,825	$(222,792)	$—	$520,681	$3,263

(1)	Each share of common stock is entitled to one vote per share on all matters submitted to a vote of the shareholders.
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

NOTE 15 – TREASURY STOCK

On August 29, 2017, the Board approved a share repurchase program under which the Company was authorized to purchase up to $50.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. Under the share repurchase program, the Company was permitted to purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise. This authorization expired on August 29, 2020. See Note 9 – Debt and Lines of Credit – for restrictions on share repurchase under the Company’s revolving credit facility.

During the nine months ended October 31, 2020, the Company did not repurchase shares of its common stock under the repurchase program. During the nine months ended October 31, 2019, the Company repurchased a total of 131,402 shares of its common stock under the share repurchase program at a total cost of $4.2 million, or an average of $31.96 per share.

There were 49,283 and 42,731 shares of common stock repurchased during the nine months ended October 31, 2020 and 2019, respectively, as a result of the surrender of shares in connection with the vesting of certain stock awards. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

NOTE 16 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The accumulated balances at October 31, 2020 and 2019, and January 31, 2020, related to each component of accumulated other comprehensive income (loss) are as follows (in thousands):

	October 31, 2020	January 31, 2020	October 31, 2019
Foreign currency translation adjustments	$86,163	$85,345	$80,087
Available-for-sale securities	93	124	119
Unrecognized prior service cost related to defined benefit pension plan	(325)	(367)	(381)
Net actuarial loss related to defined benefit pension plan	(52)	(52)	—
Total accumulated other comprehensive income	$85,879	$85,050	$79,825

NOTE 17 – REVENUE

Disaggregation of Revenue

The following table presents the Company’s net sales disaggregated by customer type. Sales and usage-based taxes are excluded from net sales (in thousands):

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
Customer Type	2020	2019	2020	2019
Wholesale	$135,605	$168,558	$248,977	$402,855
Direct to consumer	33,508	36,059	77,500	104,149
After-sales service	750	1,001	1,590	2,979
Net Sales	$169,863	$205,618	$328,067	$509,983

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

Direct to Consumer Revenue

The Company’s direct to consumer revenue primarily consists of revenues from the Company’s outlet stores, concession stores, e-commerce, and consumer repairs. Revenue is recognized as the end consumer obtains delivery of the merchandise. Direct to Consumer revenue is included in either the Watch and Accessory Brands segment or Company Stores Segment based on how the Company makes decisions about the allocation of resources and performance measurement. Direct to Consumer revenue derived from concession stores, e-commerce and consumer repairs is included within the Watch and Accessory Brands segment; revenue derived from outlet stores is included within the Company Stores Segment (see Note 19 – Segment and Geographic Information).

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

The table below presents the weighted average assumptions used with the Black-Scholes option-pricing model for the calculation of the fair value of stock options granted during the nine months ended October 31, 2020. There were no stock options granted during the three months ended October 31, 2020 or during the three and nine months ended October 31, 2019.

Nine Months Ended October 31, 2020
Expected volatility	50.79%
Expected life in years	6.0
Risk-free interest rates	0.34%
Dividend rate	4.29%
Weighted average fair value per option at date of grant	$3.87

The fair value of the stock options, less expected forfeitures, is amortized on a straight-line basis over the vesting term. Total compensation expense for stock option grants recognized during the three months ended October 31, 2020 and 2019 was approximately $0.1 million for both periods. Total compensation expense for stock option grants recognized during the nine months ended October 31, 2020 and 2019 was $0.2 million and $0.4 million, respectively. As of October 31, 2020, there was $0.6 million of unrecognized compensation cost related to unvested stock options. Total consideration received for stock option exercises during both the three months ended October 31, 2020 and 2019 was zero. Total consideration received for stock option exercises during the nine months ended October 31, 2020 and 2019 was zero and $0.2 million, respectively.

The following table summarizes the Company’s stock options activity during the first nine months of fiscal 2021:

	Outstanding Options	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at January 31, 2020 (399,905 options exercisable)	561,110	$28.41	$23.35-$42.12	5.2	$-
Granted	200,000	$12.42	$12.42
Exercised	—
Cancelled	—
Options outstanding at October 31, 2020	761,110	$24.21	$12.42-$42.12	5.8	$-
Exercisable at October 31, 2020	561,110	$28.41		4.4	$-
Expected to vest at October 31, 2020	172,959	$12.42		9.6	$-

There were no stock options exercised during the first nine months of fiscal 2021.

Stock Awards:

Under the Plan, the Company can also grant stock awards to employees and directors. For the three months ended October 31, 2020 and 2019, compensation expense for stock awards was $1.0 million and $1.4 million, respectively. For the nine months ended October 31, 2020 and 2019, compensation expense for stock awards was $4.0 million ($0.4 million is included in the Restructuring Plan of the corporate initiatives) and $4.2 million, respectively. As of October 31, 2020, there was $3.3 million of unrecognized compensation cost related to unvested stock awards.

The following table summarizes the Company’s stock awards activity during the first nine months of fiscal 2021:

	Number of Stock Award Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000's)
Units outstanding at January 31, 2020	490,239	$33.50	1.4	$8,442
Units granted	89,289	$10.02
Units vested	(212,070)	$26.05
Units forfeited	(31,084)	$31.11
Units outstanding at October 31, 2020	336,374	$32.19	0.9	$3,670

Outstanding stock awards can be classified as either time-based stock awards or performance-based stock awards. Time-based stock awards vest over time subject to continued employment. Performance-based stock awards vest over time subject both to continued employment and to the achievement of corporate financial performance goals. Upon the vesting of a stock award, shares are issued from the pool of authorized shares. For performance-based stock awards, the number of shares issued related to the performance units granted can vary from 0% to 150% of the target number of underlying stock award units, depending on the extent of the achievement of predetermined financial goals. The total fair value of stock award units that vested during the first nine months of fiscal 2021 was $5.5 million. The number of shares issued related to the remaining stock awards are established at grant date.

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

The Company divides its business into two major geographic locations: United States operations, and International, which includes the results of all non-U.S. Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s International operations in Europe, the Middle East, the Americas (excluding the United States) and Asia accounted for 41.9%, 6.6%, 6.5% and 6.4%, respectively, of the Company’s total net sales for the three months ended October 31, 2020. For the three months ended October 31, 2019, the Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 36.2%, 7.8%, 6.6% and 6.2%, respectively, of the Company’s total net sales. The Company’s International operations in Europe, the Middle East, Asia and the Americas (excluding the United States) accounted for 40.4%, 7.3%, 7.0% and 6.0%, respectively, of the Company’s total net sales for the nine months ended October 31, 2020. For the nine months ended October 31, 2019, the Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 34.3%, 8.6%, 8.1% and 6.7%, respectively, of the Company’s total net sales.

Operating Segment Data for the Three Months Ended October 31, 2020 and 2019 (in thousands):

	Net Sales
	2020	2019
Watch and Accessory Brands:
Owned brands category	$55,774	$76,120
Licensed brands category	95,576	108,336
After-sales service and all other	758	1,149
Total Watch and Accessory Brands	152,108	185,605
Company Stores	17,755	20,013
Consolidated total	$169,863	$205,618

	Operating Income (3)
	2020	2019
Watch and Accessory Brands	$19,810	$20,206
Company Stores	3,257	2,432
Consolidated total	$23,067	$22,638

Operating Segment Data as of and for the Nine Months Ended October 31, 2020 and 2019 (in thousands):

	Net Sales
	2020	2019
Watch and Accessory Brands:
Owned brands category	$112,757	$184,729
Licensed brands category	177,674	258,617
After-sales service and all other	3,152	10,560
Total Watch and Accessory Brands	293,583	453,906
Company Stores	34,484	56,077
Consolidated total	$328,067	$509,983

	Operating (Loss)/Income (3)(4)(5)
	2020	2019
Watch and Accessory Brands	$(169,756)	$28,999
Company Stores	1,744	7,389
Consolidated total	$(168,012)	$36,388

	Total Assets (A)
	October 31, 2020	January 31, 2020	October 31, 2019
Watch and Accessory Brands	$640,652	$782,339	$799,887
Company Stores	61,126	64,969	67,168
Consolidated total	$701,778	$847,308	$867,055

(A)

The decrease in total assets of the Watch and Accessory Brands segment at October 31, 2020 from January 31, 2020 is due primarily to the impairment charges related to goodwill of $133.7 million and $22.2 million related to intangible assets.

Geographic Location Data for the Three Months Ended October 31, 2020 and 2019 (in thousands):

	Net Sales		Operating (Loss)/Income (3)(5)
	2020	2019	2020	2019
United States (1)	$65,485	$85,634	$(6,684)	$(7,077)
International (2)	104,378	119,984	29,751	29,715
Consolidated total	$169,863	$205,618	$23,067	$22,638

United States and International net sales are net of intercompany sales of $100.5 million and $111.0 million for the three months ended October 31, 2020 and 2019, respectively.

Geographic Location Data as of and for the Nine Months Ended October 31, 2020 and 2019 (in thousands):

	Net Sales		Operating (Loss)/Income (3)(4)(5)
	2020	2019	2020	2019
United States (1)	$128,785	$211,657	$(140,993)	$(19,280)
International (2)	199,282	298,326	(27,019)	55,668
Consolidated total	$328,067	$509,983	$(168,012)	$36,388

United States and International net sales are net of intercompany sales of $172.4 million and $280.0 million for the nine months ended October 31, 2020 and 2019, respectively.

(1)

The United States operating loss included $16.3 million and $15.4 million of unallocated corporate expenses for the three months ended October 31, 2020 and 2019, respectively. The United States operating loss included $28.4 million and $28.5 million of unallocated corporate expenses for the nine months ended October 31, 2020 and 2019, respectively.

(2)

The International operating income included $23.0 million and $24.5 million of certain intercompany profits related to the Company’s supply chain operations for the three months ended October 31, 2020 and 2019, respectively. The International operating (loss)/income included $45.3 million and $52.3 million of certain intercompany profits related to the Company’s supply chain operations for the nine months ended October 31, 2020 and 2019, respectively.

(3)

For the three months ended October 31, 2020 and 2019, and for the nine months ended October 31, 2020 and 2019, in the United States locations of the Watch and Accessory Brands segment, operating loss included a charge of $0.5 million, $0.9 million, $1.5 million and $3.5 million, respectively, related to the amortization of intangible assets, deferred compensation and certain acquisition accounting adjustments associated with the MVMT brand. In addition, in the International locations of the Watch and Accessory Brands segment for the three months ended October 31, 2020 and 2019, and for the nine months ended October 31, 2020 and 2019, operating income/(loss) included a charge of $0.6 million, $0.7 million, $2.0 million and $2.1 million, respectively, of expenses primarily related to the amortization of acquired intangible assets as a result of the Company’s acquisition of the Olivia Burton brand.

(4)

For the nine months ended October 31, 2020, in the United States locations of the Watch and Accessory Brands segment, operating loss included a charge of $99.7 million, related to the impairment of goodwill and intangible assets associated with the MVMT brand. In addition, in the International locations of the Watch and Accessory Brands segment, for the nine months ended October 31, 2020, operating loss included a charge of $56.2 million related to the impairment of goodwill associated with the Olivia Burton brand and City Time Joint Venture.

(5)

For the three months ended October 31, 2020, in the United States locations and the International locations of the Watch and Accessory Brands segment, operating (loss)/income included a charge of $0.6 million and $0.2 million, respectively, related to the corporate initiatives that the Company took in response to the impact on its business due to the COVID-19 pandemic. For the nine months ended October 31, 2020, in the United States locations and the International locations of the Watch and Accessory Brands segment, operating loss included a charge of $11.9 million and $3.5 million, respectively, related to the corporate initiatives that the Company took in response to the impact on its business due to the COVID-19 pandemic.

	Total Assets (1)
	October 31, 2020	January 31, 2020	October 31, 2019
United States	$300,351	$425,018	$465,630
International	401,427	422,290	401,425
Consolidated total	$701,778	$847,308	$867,055

(1)

The decrease in the United States total assets at October 31, 2020 from January 31, 2020 is primarily due to the impairment charges related to goodwill of $77.5 million and $22.2 million related to intangible assets. The decrease in the International total assets at October 31, 2020 from January 31, 2020 is primarily due to the impairment charge related to goodwill of $56.2 million.

	Property, Plant and Equipment, Net
	October 31, 2020	January 31, 2020	October 31, 2019
United States	$15,884	$18,852	$19,613
International	8,118	10,386	9,662
Consolidated total	$24,002	$29,238	$29,275

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q, including, without limitation, statements under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as statements in future filings by the Company with the Securities and Exchange Commission (the “SEC”), in the Company’s press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, forecasts and projections about the Company, its future performance, the industry in which the Company operates and management’s assumptions. Words such as “expects”, “anticipates”, “targets”, “goals”, “projects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should” and variations of such words and similar expressions are also intended to identify such forward-looking statements. The Company cautions readers that forward-looking statements include, without limitation, those relating to the Company’s future business prospects, projected operating or financial results, revenues, working capital, liquidity, capital needs, inventory levels, plans for future operations, expectations regarding capital expenditures, operating efficiency initiatives and other items, cost savings initiatives, and operating expenses, effective tax rates, margins, interest costs, and income as well as assumptions relating to the foregoing. Forward-looking statements are subject to certain risks and uncertainties, some of which cannot be predicted or quantified. Actual results and future events could differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company’s reports filed with the SEC, including, without limitation, the following: general economic and business conditions which may impact disposable income of consumers in the United States and the other significant markets (including Europe) where the Company’s products are sold; uncertainty regarding such economic and business conditions; trends in consumer debt levels and bad debt write-offs; general uncertainty related to possible terrorist attacks, natural disasters, pandemics, including the effect of the COVID-19 pandemic and other diseases on travel and traffic in the Company’s retail stores and the stores of its wholesale customers; supply disruptions and delivery delays from the Company’s suppliers as a result of the COVID-19 pandemic; adverse impact on the Company’s wholesale customers and customer traffic in the Company’s stores as a result of increased uncertainty and economic disruption caused by the COVID-19 pandemic; the stability of the European Union (including the impact of the United Kingdom’s process to exit from the European Union); the stability of the United Kingdom after its exit from the European Union, and defaults on or downgrades of sovereign debt and the impact of any of those events on consumer spending; changes in consumer preferences and popularity of particular designs, new product development and introduction; decrease in mall traffic and increase in e-commerce; the ability of the Company to successfully implement its business strategies, competitive products and pricing; the impact of “smart” watches and other wearable tech products on the traditional watch market; seasonality; availability of alternative sources of supply in the case of the loss of any significant supplier or any supplier’s inability to fulfill the Company’s orders; the loss of or curtailed sales to significant customers; the Company’s dependence on key employees and officers; the ability to successfully integrate the operations of acquired businesses without disruption to other business activities; the possible impairment of acquired intangible assets including goodwill if the carrying value of any reporting unit were to exceed its fair value; volatility in reported earnings resulting from changes in the estimated fair value of contingent acquisition consideration; the continuation of the Company’s major warehouse and distribution centers; the continuation of licensing arrangements with third parties; losses possible from pending or future litigation; the ability to secure and protect trademarks, patents and other intellectual property rights; the ability to lease new stores on suitable terms in desired markets and to complete construction on a timely basis; the ability of the Company to successfully manage its expenses on a continuing basis; information systems failure or breaches of network security; the continued availability to the Company of financing and credit on favorable terms; business disruptions; and general risks associated with doing business outside the United States including, without limitation, import duties, tariffs (including retaliatory tariffs), quotas, political and economic stability, changes to existing laws or regulations, and success of hedging strategies with respect to currency exchange rate fluctuations.

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

The Company performs its annual impairment assessment of goodwill and long-lived intangible assets at the beginning of the fourth quarter of each fiscal year. The Company determined that there was no impairment in fiscal 2020. During the three months ended April 30, 2020, in light of the COVID-19 induced closing of the Company’s stores and the stores of the vast majority of the Company’s wholesale customers (resulting in a decrease in revenues and gross margin), decrease in customer spending and the recent decline in the Company’s market capitalization, the Company concluded that a triggering event had occurred during the first quarter, resulting in the need to perform a quantitative interim impairment assessment over the Company’s Olivia Burton, MVMT and Company Stores’ long-lived assets, as well as the Watch and Accessory Brands reporting unit. The assessment concluded that the fair values of MVMT’s tradename and customer relationships and Watch and Accessory Brands reporting unit did not exceed their respective carrying values. This analysis resulted in impairment charges related to goodwill of $133.7 million and intangible assets of $22.2 million in the first quarter of fiscal 2021 and are included in operating loss in the Consolidated Statements of Operations for the nine months ended October 31, 2020.

As of October 31, 2020, there have been no material changes to any of the Company’s critical accounting policies other than the changes mentioned above.

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

Recent Developments and Initiatives

COVID-19

In December 2019, COVID-19 emerged and subsequently spread worldwide. The World Health Organization declared COVID-19 a pandemic in March 2020, resulting in federal, state and local governments and other authorities mandating various restrictions, including travel restrictions, quarantines and other social distancing requirements. The Company’s operating results for the three months and nine months ended October 31, 2020 were materially impacted by the COVID-19 pandemic and are not necessarily indicative of the results that the Company will experience in the full fiscal year 2021.

At the end of the first quarter of fiscal year 2021, the impact of the COVID-19 pandemic resulted in the closure of the Company’s retail stores and the majority of the stores of the Company’s wholesale customers. During the second quarter of fiscal 2021, many worldwide regional and local governments lifted or modified restrictions and orders. By the end of the second quarter and throughout the third quarter, all of the Company’s retail stores and a majority of the stores of the Company’s wholesale customers have reopened; however, these stores have been impacted by a decrease in retail traffic and reduced hours at many locations. As we progressed through the second quarter and moved into the third quarter, sales trends improved as COVID-19 restrictions began easing in various stages across the world, enabling some return of foot traffic in the Company’s retail stores and those of its wholesale customers. However, due to continued restrictions affecting brick-and-mortar retail traffic and sales, sales declined in the Company’s retail stores and its wholesale business relative to the prior year period, but were partially offset by strong growth in e-commerce sales, both on the Company’s owned websites and those of third-parties.

The Company expects declines in net sales to continue in its retail and wholesale channels as potential customers react to social distancing requirements and other safety measures, as well as face layoffs and other negative economic impacts from the COVID-19 outbreak that negatively affect their disposable income and discretionary purchases. These trends could worsen if COVID-19 infections continue to increase as people spend more time congregating indoors due to the colder fall and winter weather in the northern hemisphere, which is where the Company’s biggest markets are located. The ongoing impact of the outbreak of COVID-19 on the Company’s liquidity, revenues, impairment considerations surrounding the Company’s indefinite and long-lived assets and results of operations cannot be reasonably predicted at this time due to the high level of uncertainty regarding future developments, the duration of containment measures and the timeline for recovery.

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

Tariffs

Starting in July 2018, the Trump Administration announced a series of lists covering thousands of categories of Chinese origin products subject to potential U.S. special tariffs of 10% to 25% of import value, in addition to the regular tariffs that have historically applied to such products. Certain of the Company’s packaging products became subject to a U.S. special 10% tariff in September 2018, which was increased to 25% effective May 10, 2019. In addition, all of the Company’s smart watches became subject to a U.S. special 15% tariff on September 1, 2019, and in a third-party ruling, U.S. Customs and Border Patrol (“CBP”) has taken the position that this U.S. special 15% tariff applies broadly to China-sourced cases and bands on watches assembled in China and other countries. Under this position, most of the cases and bands used in the production of the Company’s traditional watches imported into the U.S. became subject to the U.S. special 15% tariff effective September 1, 2019, although the tariff rate was decreased to 7.5% effective February 14, 2020 in connection with the “Phase One” trade agreement between the United States and China signed on January 15, 2020. A pending request to CBP for reconsideration and revocation of the ruling has been filed on behalf of the Company and certain other watch importers on the basis that the CBP ruling is inconsistent with CBP’s longstanding position that the country of origin of the movement confers the country of origin of a traditional watch.

Results of Operations Overview

During the three and nine months ended October 31, 2020, the Company and many of its wholesale customers have been impacted by closures, reduced store hours or reduced traffic. The Company has seen and expects to continue to see material reductions in sales as a result of the COVID-19 pandemic and the uncertain business environment. In addition, these reductions in sales have not been entirely offset by proportional decreases in expenses, as the Company continues to incur costs such as operating lease costs, depreciation expense, and certain other costs such as compensation and administrative expenses, adversely affecting the relationship between the Company’s expenses and sales. The Company continues to take steps as discussed above in response to this challenging environment to mitigate the adverse impact of the pandemic. The current circumstances are dynamic and the impacts of the COVID-19 pandemic on the Company’s business operations, including the duration and impact on overall consumer demand, cannot be reasonably predicted at this time. These impacts could worsen if COVID-19 infections continue to increase as people spend more time congregating indoors due to the colder fall and winter weather in the northern hemisphere, which is where the Company’s biggest markets are located. The Company anticipates the COVID-19 pandemic will have a material impact on its business, results of operations, financial condition and cash flows for the year ending January 31, 2021. As the COVID-19 pandemic is complex and rapidly evolving, the Company’s plans may change.

Results of operations for the three months ended October 31, 2020 as compared to the three months ended October 31, 2019

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Three Months Ended October 31,
	2020	2019
Watch and Accessory Brands:
United States	$48,403	$66,287
International	103,705	119,318
Total Watch and Accessory Brands	152,108	185,605
Company Stores:
United States	17,082	19,347
International	673	666
Total Company Stores	17,755	20,013
Net Sales	$169,863	$205,618

Comparative net sales by categories were as follows (in thousands):

	Three Months Ended October 31,
	2020	2019
Watch and Accessory Brands:
Owned brands category	$55,774	$76,120
Licensed brands category	95,576	108,336
After-sales service and all other	758	1,149
Total Watch and Accessory Brands	152,108	185,605
Company Stores	17,755	20,013
Net Sales	$169,863	$205,618

Net Sales

Net sales for the three months ended October 31, 2020 were $169.9 million, $35.8 million or 17.4% below the prior year period. This decrease is primarily as a result of the ongoing COVID-19 pandemic. For the three months ended October 31, 2020, fluctuations in foreign currency exchange rates positively impacted net sales by $4.2 million when compared to the prior year period.

Watch and Accessory Brands Net Sales

Net sales for the three months ended October 31, 2020 in the Watch and Accessory Brands segment were $152.1 million, below the prior year period by $33.5 million, or 18.0%. The decrease in net sales was primarily attributable to the ongoing COVID-19 pandemic and continued restrictions on some stores of the Company’s wholesale customers during the period. There were decreases in net sales in both the United States and International locations of the Watch and Accessory Brands segment.

United States Watch and Accessory Brands Net Sales

Net sales for the three months ended October 31, 2020 in the United States locations of the Watch and Accessory Brands segment were $48.4 million, below the prior year period by $17.9 million, or 27.0%, resulting from net sales decreases across most brands in both the owned and licensed brand categories due to the ongoing COVID-19 pandemic. The net sales recorded in the owned brands category decreased by $12.4 million, or 24.9%, and net sales recorded in the licensed brand category decreased $4.7 million, or 29.7%.

International Watch and Accessory Brands Net Sales

Net sales for the three months ended October 31, 2020 in the International locations of the Watch and Accessory Brands segment were $103.7 million, below the prior year by $15.6 million, or 13.1%, which included fluctuations in foreign currency exchange rates which favorably impacted net sales by $4.2 million when compared to the prior year period. The decrease in net sales was across most brands in both the owned and licensed brand categories due to the ongoing COVID-19 pandemic. The net sales decrease recorded in the owned brands category was $8.0 million, or 30.2% and is due to sales decreases primarily in Europe, the Americas (excluding the United States), Asia, and the Middle East. The net sales decrease in the licensed brands category was $8.1 million, or 8.7%, primarily due to net sales decreases in the Americas (excluding the United States), Asia and the Middle East.

Company Stores Net Sales

Net sales for the three months ended October 31, 2020 in the Company Stores segment were $17.8 million, $2.3 million or 11.3% below the prior year period. The net sales decrease in comparable stores is primarily the result of continued restrictions on some of the Company’s retail stores during the period in response to the COVID-19 pandemic and the ongoing COVID-19 pandemic. As of October 31, 2020, all of the Company stores are open. This decrease was partially offset by the addition of a new store that did not exist in the prior-year period but contributed to sales in the current period. As of October 31, 2020, and 2019, the Company operated 47 and 46 retail outlet locations, respectively.

Gross Profit

Gross profit for the three months ended October 31, 2020 was $92.5 million or 54.4% of net sales as compared to $110.1 million or 53.5% of net sales in the prior year period. The decrease in gross profit of $17.6 million was primarily due to lower net sales, partially offset by a higher gross margin percentage. The increase in the gross margin percentage of approximately 90 basis points for the three months ended October 31, 2020 resulted primarily from cost savings of approximately 50 basis points, a positive impact of fluctuations in foreign exchange rates of approximately 50 basis points and a favorable impact of sales mix of approximately 30 basis points, partially offset by the decreased leveraging of certain fixed costs as a result of lower sales of approximately 40 basis points.

Selling, General and Administrative (“SG&A”)

SG&A expenses for the three months ended October 31, 2020 were $69.4 million, representing a decrease from the prior year period of $18.0 million, or 20.6%, primarily from lower marketing expenses of $10.3 million; a decrease in payroll related expenses of $7.7 million primarily as a result of permanent staff reductions that took place in July in response to the COVID-19 pandemic; a $1.1 million decrease in consulting and recruiting charges; a decrease of $0.9 million in travel and entertainment charges due to travel restrictions related to the COVID-19 pandemic; and a decrease of $0.6 million in amortization expense as a result of a reduction in intangible assets due to the impairment taken during the first quarter of fiscal 2021. The decrease in SG&A was partially offset by an increase in performance-based compensation of $3.5 million and corporate initiative charges primarily in response to the COVID-19 pandemic of $0.7 million consisting of $0.6 million in other restructuring charges and $0.1 million in severance and payroll related. For the three months ended October 31, 2020, fluctuations in foreign currency rates related to the foreign subsidiaries negatively impacted SG&A expenses by $1.0 million when compared to the prior year period.

Watch and Accessory Brands Operating Income

For the three months ended October 31, 2020 and 2019, the Company recorded Watch and Accessory Brands segment operating income of $19.8 million and $20.2 million, respectively, which includes $16.3 million and $15.4 million of unallocated corporate expenses as well as $23.0 million and $24.5 million, respectively, of certain intercompany profits related to the Company’s supply chain operations. The $0.4 million decrease in operating income was the result of a decrease in gross profit of $17.4 million, partially offset by a decrease in SG&A expenses of $17.0 million when compared to the prior year period. The decrease in gross profit was the result of lower sales, partially offset by a higher gross margin percentage. The decrease in SG&A expenses of $17.0 million resulted primarily from lower marketing expenses of $10.3 million; a decrease in payroll related expenses of $7.0 million primarily as a result of permanent staff reductions that took place in July in response to the COVID-19 pandemic; a $1.1 million decrease in consulting and recruiting charges; a decrease of $0.9 million in travel and entertainment charges due to travel restrictions related to the COVID-19 pandemic; and a decrease of $0.6 million in amortization expense as a result of a reduction in intangible assets due to the impairment taken during the first quarter of fiscal 2021. The decrease in SG&A was partially offset by an increase in performance-based compensation of $3.4 million and corporate initiative charges primarily in response to the COVID-19 pandemic of $0.7 million consisting of $0.6 million in other restructuring charges and $0.1 million in severance and payroll related. For the three months ended October 31, 2020, fluctuations in foreign currency exchange rates positively impacted the Watch and Accessory Brands segment operating income by $0.7 million when compared to the prior year period.

U.S. Watch and Accessory Brands Operating Loss

In the United States locations of the Watch and Accessory Brands segment, for the three months ended October 31, 2020 and 2019, the Company recorded an operating loss of $9.8 million and $9.3 million, respectively, which includes unallocated corporate expenses of $16.3 million and $15.4 million, respectively. The increase in operating loss was the result of lower gross profit of $8.9 million, partially offset by lower SG&A expenses of $8.4 million. The decrease in gross profit of $8.9 million was due to lower sales, partially offset by a higher gross margin percentage. The decrease in SG&A expenses of $8.4 million resulted primarily from lower marketing costs of $5.7 million; a decrease in payroll related expenses of $4.0 million primarily as a result of permanent staff reductions that took place in July in response to the COVID-19 pandemic; a decrease of $0.8 million in consulting and recruiting charges; a decrease of $0.6 million in amortization expense as a result of a reduction in intangible assets due to the impairment taken during the first quarter of fiscal 2021; and a decrease of $0.4 million in travel and entertainment charges due to travel restrictions related to the COVID-19 pandemic. The decrease in SG&A was partially offset by an increase in performance-based compensation of $3.0 million and corporate initiative charges primarily in response to the COVID-19 pandemic consisting of $0.6 million in other restructuring charges.

International Watch and Accessory Brands Operating Income

In the International locations of the Watch and Accessory Brands segment, for the three months ended October 31, 2020 and 2019, the Company recorded operating income of $29.6 million and $29.5 million, respectively, which includes $23.0 million and $24.5 million, respectively, of certain intercompany profits related to the Company’s International supply chain operations. The increase in operating income was primarily related to lower SG&A expenses of $8.6 million, partially offset by lower gross profit of $8.5 million. The decrease in gross profit of $8.5 million was due to lower net sales, partially offset by a higher gross margin percentage. The decrease in SG&A expenses of $8.6 million resulted primarily from lower marketing costs of $4.6 million; a decrease in payroll related expense of $3.0 million primarily as a result of permanent staff reductions that took place in July in response to the COVID-19 pandemic; a decrease of $0.5 million in travel and entertainment charges due to travel restrictions related to the COVID-19 pandemic; and a decrease in $0.3 million in consulting and recruiting charges. The decrease in SG&A was partially offset by an increase in performance-based compensation of $0.4 million and corporate initiative charges primarily in response to the COVID-19 pandemic consisting of $0.1 million in severance and payroll related. Fluctuation in foreign currency exchange rates positively impacted operating income by $0.7 million when compared to the prior year period.

Company Stores Operating Income

The Company recorded operating income of $3.2 million and $2.4 million in the Company Stores segment for the three months ended October 31, 2020 and 2019, respectively. The increase in operating income of $0.8 million was primarily related to lower SG&A expenses of $1.0 million, partially offset by lower gross profit of $0.2 million primarily due to lower sales. The decrease in SG&A expenses was primarily due to a decrease in payroll related expenses of $0.7 million primarily due to permanent staff reductions that took place in July in response to the COVID-19 pandemic and a decrease in credit card fees and sales commissions of $0.2 million due to less sales in the current year period as compared to the prior year period. As of October 31, 2020, and 2019, the Company operated 47 and 46 retail outlet locations, respectively.

Income Taxes

The Company recorded an income tax provision of $7.5 million and $5.0 million for the three months ended October 31, 2020 and 2019, respectively.

The effective tax rate was 33.5% and 22.1% for three months ended October 31, 2020 and 2019, respectively. The significant components of the effective tax rate changed primarily due to the U.S. tax on GILTI and excess tax deficiencies related to stock-based compensation, partially offset by the CARES Act NOL Carryback Provision.

The effective tax rate for the three months ended October 31, 2020 differs from the U.S. statutory tax rate of 21.0% primarily due to the U.S. tax on GILTI and excess tax deficiencies related to stock-based compensation, partially offset by foreign profits being taxed in lower taxing jurisdictions and the CARES Act NOL Carryback Provision.

The effective tax rate for the three months ended October 31, 2019 differs from the U.S. statutory tax rate of 21.0% primarily due to no tax benefit being recognized on losses incurred by certain foreign operations, partially offset by foreign profits being taxed in lower taxing jurisdictions.

Net Income Attributable to Movado Group, Inc.

The Company recorded net income attributable to Movado Group, Inc. of $14.8 million and $17.8 million, for the three months ended October 31, 2020 and 2019, respectively.

Results of operations for the nine months ended October 31, 2020 as compared to the nine months ended October 31, 2019

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Nine Months Ended October 31,
	2020	2019
Watch and Accessory Brands:
United States	$95,605	$156,856
International	197,978	297,050
Total Watch and Accessory Brands	293,583	453,906
Company Stores:
United States	33,180	54,801
International	1,304	1,276
Total Company Stores	34,484	56,077
Net Sales	$328,067	$509,983

Comparative net sales by categories were as follows (in thousands):

	Nine Months Ended October 31,
	2020	2019
Watch and Accessory Brands:
Owned brands category	$112,757	$184,729
Licensed brands category	177,674	258,617
After-sales service and all other	3,152	10,560
Total Watch and Accessory Brands	293,583	453,906
Company Stores	34,484	56,077
Net Sales	$328,067	$509,983

Net Sales

Net sales for the nine months ended October 31, 2020 were $328.1 million, $181.9 million or 35.7% below the prior year period. This decrease is primarily as a result of the ongoing COVID-19 pandemic. For the nine months ended October 31, 2020, fluctuations in foreign currency exchange rates positively impacted net sales by $3.6 million when compared to the prior year period.

Watch and Accessory Brands Net Sales

Net sales for the nine months ended October 31, 2020 in the Watch and Accessory Brands segment were $293.6 million, below the prior year period by $160.3 million, or 35.3%. The decrease in net sales was primarily attributable to the ongoing COVID-19 pandemic and the resultant closure of the stores of the Company’s wholesale customers during a portion of the period and continued restrictions on some stores of the Company’s wholesale customers during the period. There were decreases in net sales in both the United States and International locations of the Watch and Accessory Brands segment.

United States Watch and Accessory Brands Net Sales

Net sales for the nine months ended October 31, 2020 in the United States locations of the Watch and Accessory Brands segment were $95.6 million, below the prior year period by $61.2 million, or 39.0%, resulting from net sales decreases across most brands in both the owned and licensed brand categories due to the ongoing COVID-19 pandemic. The net sales recorded in the owned brands category decreased by $42.3 million, or 36.4%, and net sales recorded in the licensed brand category decreased $13.3 million, or 38.9%.

International Watch and Accessory Brands Net Sales

Net sales for the nine months ended October 31, 2020 in the International locations of the Watch and Accessory Brands segment were $198.0 million, below the prior year by $99.1 million, or 33.4%, which included fluctuations in foreign currency exchange rates which favorably impacted net sales by $3.6 million when compared to the prior year period. The decrease in net sales was across all brands in both the owned and licensed brand categories due to the ongoing COVID-19 pandemic. The net sales decrease recorded in the owned brands category was $29.7 million, or 43.2% and is due to sales decreases primarily in Europe, the Americas (excluding the United States), Asia, and the Middle East. The net sales decrease in the licensed brands category was $67.7 million, or 30.1%, primarily due to net sales decreases in Europe, the Americas (excluding the United States), Asia and the Middle East.

Company Stores Net Sales

Net sales for the nine months ended October 31, 2020 in the Company Stores segment were $34.5 million, $21.6 million or 38.5% below the prior year period. The net sales decrease in comparable stores is primarily the result of the closure of the Company’s retail stores during a portion of the period in response to the COVID-19 pandemic and continued restrictions on some of the Company’s retail stores during the period in response to the COVID-19 pandemic. This decrease was partially offset by the addition of new stores that did not exist in the prior-year period but contributed to sales in the current period prior to and after the COVID-19 related closures that began in mid-March. As of October 31, 2020, all of the Company stores are open. As of October 31, 2020, and 2019, the Company operated 47 and 46 retail outlet locations, respectively.

Gross Profit

Gross profit for the nine months ended October 31, 2020 was $169.7 million or 51.7% of net sales as compared to $274.3 million or 53.8% of net sales in the prior year period. The decrease in gross profit of $104.6 million was primarily due to lower net sales and, to a lesser extent, a lower gross margin percentage. The decrease in the gross margin percentage of approximately 210 basis points for the nine months ended October 31, 2020 resulted primarily from the decreased leveraging of certain fixed costs as a result of lower sales of approximately 120 basis points, corporate initiatives related to an increase in inventory reserves in response to the COVID-19 pandemic of approximately 110 basis points, an unfavorable impact of sales mix of approximately 100 basis points and additional U.S. special tariffs of approximately 20 basis points, partially offset by cost savings of 130 basis points and a positive impact of fluctuations in foreign currency exchange rates of approximately 10 basis points.

Selling, General and Administrative (“SG&A”)

SG&A expenses for the nine months ended October 31, 2020 were $181.8 million, representing a decrease from the prior year period of $56.1 million, or 23.6%, primarily from lower marketing expenses of $30.4 million; a decrease in payroll related expenses of $25.8 million primarily as a result of the furloughing of employees and temporary salary reductions starting at the beginning of April (with the majority of these actions ending in July) and permanent staff reductions in response to the COVID-19 pandemic; a $3.3 million decrease in consulting and recruiting charges; a decrease of $3.0 million in travel and entertainment charges due to travel restrictions related to the COVID-19 pandemic; a decrease of $2.7 million in trade show costs due to the cancellation of a global customer event due to COVID-19 health concerns and travel restrictions; a decrease in amortization expense of $1.5 million as a result of a reduction in intangible assets due to the impairment taken during the current period; a decrease of $0.9 million in sales commissions; and a reduction in credit card fees of $0.7 million due to less sales in the current year period as compared to the prior year period. The decrease in SG&A was partially offset by an increase in corporate initiative charges primarily in response to the COVID-19 pandemic of $11.8 million consisting of $8.0 million in severance and payroll related, $1.5 million in write-off of unrefunded trade show deposits, $1.2 million in other restructuring charges and $1.1 million in additional accounts receivable reserves; and an increase in performance-based compensation of $3.0 million. For the nine months ended October 31, 2020, fluctuations in foreign currency rates related to the foreign subsidiaries negatively impacted SG&A expenses by $1.0 million when compared to the prior year period.

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

Watch and Accessory Brands Operating (Loss)/Income

For the nine months ended October 31, 2020 the Company recorded an operating loss of $169.8 million in the Watch and Accessory Brands segment which included goodwill and intangible assets impairment charges of $133.7 million and $22.2 million, respectively. Without these charges, for the nine months ended October 31, 2020, operating loss would have been $13.9 million as compared to operating income of $29.0 million for the nine months ended October 31, 2019, which includes $28.4 million and $28.5 million, respectively, of unallocated corporate expenses as well as $45.3 million and $52.3 million, respectively, of certain intercompany profits related to the Company’s supply chain operations. In addition to the assets impairments, the decrease in operating income was the result of a decrease in gross profit of $93.3 million, which included corporate initiative costs of $3.5 million comprising an increase in inventory reserves, partially offset by a decrease in SG&A expenses of $50.4 million when compared to the prior year period. The decrease in gross profit was the result of lower sales, and to a lesser extent, lower gross margin percentage. The decrease in SG&A expenses of $50.4 million resulted primarily from lower marketing expenses of $30.3 million; a decrease in payroll related expenses of $22.0 million primarily as a result of the furloughing of employees and temporary salary reductions starting at the beginning of April (with the majority of these actions ending in July) and permanent staff reductions in response to the COVID-19 pandemic; a $3.3 million decrease in consulting and recruiting charges a decrease of $2.8 million in travel and entertainment charges due to travel restrictions related to the COVID-19 pandemic; a decrease of $2.7 million in trade show costs due to the cancellation of a global customer trade show due to COVID-19 health concerns and travel restrictions; a decrease in amortization expense of $1.5 million as a result of a reduction in intangible assets due to the impairment taken during the current period; and a decrease of $0.5 million in sales commissions. The decrease in SG&A was partially offset by an increase in corporate initiative charges primarily in response to the COVID-19 pandemic of $11.8 million consisting of $8.0 million in severance and payroll related, $1.5 million in write-off of unrefunded trade show deposits, $1.2 million in other restructuring charges and $1.1 million in additional accounts receivable reserves; and an increase in performance-based compensation of $3.3 million. For the nine months ended October 31, 2020, fluctuations in foreign currency exchange rates positively impacted the Watch and Accessory Brands segment operating loss by $0.4 million when compared to the prior year period.

U.S. Watch and Accessory Brands Operating Loss

For the nine months ended October 31, 2020 the Company recorded an operating loss of $142.6 million in the United States locations of the Watch and Accessory Brands segment which included goodwill and impairment charges of $77.5 million and $22.2 million, respectively. Without these charges, for the nine months ended October 31, 2020, operating loss would have been $42.9 million as compared to operating loss of $26.4 million for the nine months ended October 31, 2019, which includes unallocated corporate expenses of $28.4 million and $28.5 million, respectively. In addition to the assets impairments, the increase in operating loss was the result of lower gross profit of $38.9 million, which reflected corporate initiative costs of $3.5 million comprising an increase in inventory reserves, partially offset by lower SG&A expenses of $22.4 million. The decrease in gross profit of $38.9 million was due to lower sales and, to a lesser extent, a lower gross margin percentage. The decrease in SG&A expenses of $22.4 million resulted primarily from a decrease in payroll related expenses of $14.1 million primarily as a result of the furloughing of employees and temporary salary reductions starting at the beginning of April (with the majority of these actions ending in July) and permanent staff reductions in response to the COVID-19 pandemic; lower marketing costs of $13.6 million; a decrease of $1.8 million in consulting and recruiting charges; a decrease of $1.5 million in travel and entertainment charges due to travel restrictions related to the COVID-19 pandemic; a decrease in amortization expense of $1.5 million as a result of a reduction in intangible assets due to the impairment taken during the current period; and a decrease of $0.2 million in sales commissions. The decrease in SG&A was partially offset by an increase in corporate initiative charges primarily in response to the COVID-19 pandemic of $8.4 million consisting of $6.3 million in severance and payroll related, $1.1 million in additional accounts receivable reserves and $1.0 million in other restructuring charges; and an increase in performance-based compensation of $2.8 million.

International Watch and Accessory Brands Operating (Loss)/Income

For the nine months ended October 31, 2020 the Company recorded an operating loss of $27.2 million in the International locations of the Watch and Accessory Brands segment which included goodwill impairment charges of $56.2 million. Without these charges, for the nine months ended October 31, 2020, the Company would have generated operating income of $29.0 million as compared to operating income of $55.4 million for the nine months ended October 31, 2019, which amounts include $45.3 million and $52.3 million, respectively, of certain intercompany profits related to the Company’s International supply chain operations. In addition to the goodwill impairment charges, the decrease in operating income was primarily related to lower gross profit of $54.4 million, partially offset by lower SG&A expenses of $28.0 million. The decrease in gross profit of $54.4 million was primarily related to lower net sales and, to a lesser extent, a lower gross margin percentage. The decrease in SG&A expenses of $28.0 million resulted primarily from lower marketing costs of $16.7 million; a decrease in payroll related expense of $7.9 million primarily as a result of the furloughing of employees and temporary salary reductions starting at the beginning of April (with the majority of these actions ending in July) and permanent staff reductions in response to the COVID-19 pandemic; a decrease of $2.7 million in trade show costs due to cancellation of a global customer event due to COVID-19 health concerns and travel restrictions; a decrease of $1.5 million in consulting and recruiting charges; a decrease of $1.3 million in travel and entertainment charges due to travel restrictions related to the COVID-19 pandemic; and a decrease of $0.3 million in sales commissions. The decrease in SG&A was partially offset by an increase in corporate initiative charges primarily in response to the COVID-19 pandemic of $3.4 million consisting of $1.7 million in severance and payroll related, $1.5 million in write-off of unrefunded trade show deposits and $0.2 million in other restructuring charges; and an increase in performance-based compensation of $0.5 million. Fluctuations in foreign currency exchange rates positively impacted operating loss by $0.4 million when compared to the prior year period.

Company Stores Operating Income

The Company recorded operating income of $1.7 million and $7.4 million in the Company Stores segment for the nine months ended October 31, 2020 and 2019, respectively. The decrease in operating income of $5.7 million was primarily related to lower gross profit of $11.3 million mainly due to lower sales, partially offset by lower SG&A expenses of $5.6 million. The decrease in SG&A expenses was primarily due to a decrease in payroll related expenses of $3.8 million primarily due to the closing of the Company’s stores and the furloughing of employees during portions of the period due to the COVID-19 pandemic; a decrease of $0.5 million in credit card fees due to less sales in the current year period as compared to the prior year period; a decrease of $0.4 million in sales commissions; and a decrease in travel and entertainment charges of $0.2 million due to travel restrictions related to the COVID-19 pandemic. As of October 31, 2020, and 2019, the Company operated 47 and 46 retail outlet locations, respectively.

Other Non-Operating Income

The Company recorded a gain on sale of a non-operating asset of $1.3 million related to a sale of a building in an international location for the nine months ended October 31, 2020.

Based on updated revenue and EBITDA (as defined in the MVMT acquisition agreement) performance expectations during the earn-out period for MVMT, the Company recorded a non-cash gain on remeasurement of the contingent consideration of $13.6 million for the nine months ended October 31, 2019.

Income Taxes

The Company recorded an income tax benefit of $26.4 million and an income tax provision of $10.5 million for the nine months ended October 31, 2020 and 2019, respectively.

The effective tax rate was 15.7% and 21.3% for the nine months ended October 31, 2020 and 2019, respectively. The significant components of the effective tax rate changed primarily due to impairments of the portion of goodwill of the Watch and Accessory Brands reporting unit which is not tax deductible, the U.S. tax on GILTI and the recording of valuation allowances on certain foreign deferred tax assets. These changes were partially offset by changes in foreign profits in lower tax jurisdictions and the CARES Act NOL Carryback Provision.

The effective tax rate for the nine months ended October 31, 2020 differs from the U.S. statutory tax rate of 21.0% primarily due to impairments of the portion of goodwill of the Watch and Accessory Brands reporting unit which is not tax deductible and the U.S. tax on GILTI, partially offset by the CARES Act NOL Carryback Provision.

The effective tax rate for the nine months ended October 31, 2019 differs from the U.S. statutory tax rate of 21.0% primarily due to no tax benefit being recognized on losses incurred by certain foreign operations, partially offset by foreign profits being taxed in lower taxing jurisdictions.

Net (Loss)/ Income Attributable to Movado Group, Inc.

The Company recorded net loss attributable to Movado Group, Inc. of $141.8 million and net income attributable to Movado Group, Inc. of $39.2 million, for the nine months ended October 31, 2020 and 2019, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that cash flows from operations, including the impact of the Company corporate initiatives, combined with existing cash on hand and amounts available under its credit lines provide adequate funds to support its operating, capital and debt service requirements for the next twelve months subsequent to the issuance of these financial statements. During the first nine months of fiscal 2021, the Company’s cash generated from operations was negatively impacted due to widespread closures of the Company’s retail locations and the Company’s wholesale customers’ stores as a result of the COVID-19 pandemic. The Company entered this period of uncertainty with a healthy liquidity position, and it took actions to enhance the Company’s financial liquidity and flexibility, including minimizing all non-essential operating expenses (including marketing, travel and consulting services), reevaluating all capital expenditures, furloughing approximately 80% of the Company’s North American workforce during March through June and temporarily reducing the work-rate of international employees while applying for available government payroll subsidies in accordance with local government guidelines and programs, suspending the Company’s share repurchase program and regular quarterly dividend, reducing salaries and suspending Board of Director fees from April through June 2020, amending license agreements to reduce its royalty obligations in fiscal 2021, and negotiating rent deferrals or other arrangements in respect of its rent obligations for all of its Company Stores and certain other leases. As a precautionary measure, the Company borrowed an additional $30.9 million under its revolving credit facility in March 2020 and amended its revolving credit facility to modify some of its financial covenants. During the second and third quarter of fiscal 2021, the Company repaid $36.8 million and $10.9 million, respectively, under its revolving credit facility. Although the Company believes it has adequate sources of liquidity over the long term, continued uncertainty surrounding the COVID-19 pandemic, an economic recession or a slow recovery could adversely affect the Company’s business and liquidity.

At October 31, 2020 the Company had working capital of $338.2 million as compared to $346.8 million at October 31, 2019. The decrease in working capital was primarily the result of a decrease in accounts receivable resulting primarily from lower sales due to the COVID-19 pandemic and lower inventory levels as the Company continues to monitor its inventory levels to align with expected sales. These factors were partially offset by additional cash of $47.2 million. The Company defines working capital as the difference between current assets and current liabilities.

The Company had $6.7 million of cash used in operating activities for the nine months ended October 31, 2020 as compared to $44.6 million of cash used in operating activities for the nine months ended October 31, 2019. Cash used by operating activities for the nine months ended October 31, 2020 included net loss attributable to the Movado Group, Inc. of $141.8 million, positively adjusted by $146.7 million related to non-cash items. Cash used in operating activities included an increase in accounts receivable of $26.8 million primarily as a result of timing of customer payments and an increase in investment in inventories of $7.1 million in advance of the holiday season. Cash provided by operating activities for the nine months ended October 31, 2020 included an increase in accrued liabilities of $15.9 million as a result of timing of payments and an increase in accrued payroll of $6.1 million primarily due to an increase in performance-based compensation and an increase in severance accrual as a result of the Company’s corporate initiatives.

Cash used in investing was $1.2 million for the nine months ended October 31, 2020 as compared to $10.0 million for the nine months ended October 31, 2019. The cash used in the nine months ended October 31, 2020 was primarily related to capital expenditures of $2.4 million primarily due to website platform upgrades and the construction of shop-in-shops at some of the Company’s wholesale customers, partially offset by proceeds from a sale of a non-operating asset in Switzerland of $1.3 million.

Cash used by financing activities was $17.6 million for the nine months ended October 31, 2020 as compared to $19.2 million for the nine months ended October 31, 2019. The cash used in the nine months ended October 31, 2020 included repayment of bank borrowings of $16.8 million and $0.3 million in debt issuance cost resulting from the Company amending its revolving credit facility. In response to the COVID-19 pandemic, the Company has suspended its quarterly dividends and share repurchases effective the first quarter of fiscal 2021. The Company paid $13.8 million in dividends and $4.2 million in share repurchases during the first nine months of fiscal 2020.

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

As of October 31, 2020, and October 31, 2019, there was 25.0 million and 50.0 million in Swiss Francs, respectively (with a dollar equivalent of $27.3 million and $50.7 million, respectively), in addition to $10.0 million as of October 31, 2020, in loans outstanding under the Facility. Availability under the Facility was reduced by the aggregate number of letters of credit outstanding, issued in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at both October 31, 2020 and October 31, 2019. At October 31, 2020, the letters of credit have expiration dates through June 1, 2021. As of October 31, 2020, and October 31, 2019, availability under the Facility was $62.4 million and $49.0 million, respectively. For additional information regarding the Facility, see Note 9 – Debt and Lines of Credit to the Consolidated Financial Statements.

The Company had weighted average borrowings under the facility of $44.5 million and $50.6 million, with a weighted average interest rate of 3.75% and 1.00% during the three months ended October 31, 2020 and 2019, respectively. The Company had weighted average borrowings under the facility of $60.5 million and $50.2 million, with a weighted average interest rate of 2.37% and 1.00%, during the nine months ended October 31, 2020 and 2019, respectively.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified maturity with a Swiss bank. As of October 31, 2020, and 2019, these lines of credit totaled 6.5 million Swiss Francs for both periods, with a dollar equivalent of $7.1 million and $6.6 million, respectively. As of October 31, 2020, and 2019, there were no borrowings against these lines. As of October 31, 2020, and 2019, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.3 million, and $1.2 million, respectively, in various foreign currencies, of which $0.6 million, in both periods, was a restricted deposit as it relates to lease agreements.

Cash paid for interest, including unused commitments fees, was $1.3 million and $0.5 million for the nine-month period ended October 31, 2020 and July 31, 2019, respectively.

The Company did not pay cash dividends during the nine months ended October 31, 2020. The Company paid cash dividends of $0.60 per share or $13.8 million during the nine months ended October 31, 2019. The decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion. The Company is committed to resuming dividend payments when the environment and its business stabilize and dividends are permitted by the terms of its revolving credit facility (see Note 9 – Debt and Lines of Credit).

On August 29, 2017, the Board approved a share repurchase program under which the Company was authorized to purchase up to $50.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. Under this program the Company was permitted to purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise. This authorization expired on August 29, 2020. See Note 9 – Debt and Lines of Credit – for restrictions on share repurchase under the Company’s revolving credit facility. During the nine months ended October 31, 2020, the Company did not repurchase any shares of its common stock.

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

As of October 31, 2020, the Company’s entire net forward contracts hedging portfolio consisted of 21.6 million Chinese Yuan equivalent, 6.0 million Swiss Francs equivalent, 20.0 million US dollars equivalent, 24.0 million Euros equivalent and 5.6 million British Pounds equivalent with various expiry dates ranging through January 12, 2021, compared to a portfolio of 37.4 million Chinese Yuan equivalent, 28.0 million Swiss Francs equivalent, 37.4 million US dollars equivalent, 27.6 million Euros equivalent and 10.9 million British Pounds equivalent with various expiry dates ranging through April 22, 2020, as of October 31, 2019. If the Company were to settle its Swiss Franc forward contracts at October 31, 2020, the net result would be an immaterial net loss. As of October 31, 2020, the Company’s British Pound, Chinese Yuan, US Dollar and Euro forward contracts had no gain or loss. The Company had no cash flow hedges as of October 31, 2020 and October 31, 2019, respectively.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under its hedging program, the Company can purchase various commodity derivative instruments, primarily futures contracts. When held, these derivatives are documented as qualified cash flow hedges, and the resulting gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. The Company did not hold any future contracts in its gold hedge portfolio as of October 31, 2020 and 2019, thus, any changes in the gold purchase price will have an equal effect on the Company’s cost of sales.

Debt and Interest Rate Risk

Floating rate debt at October 31, 2020 and 2019 totaled $37.3 million (25 million in Swiss francs and $10 million) and $50.7 million (50 million in Swiss francs), respectively. The debt outstanding at October 31, 2020 is based on LIBOR plus 2.75% per annum. As of October 31, 2020, the Company had weighted average borrowings of $60.5 million with a weighted average interest rate of 2.37%. The Company does not hedge these interest rate risks. Based on the average floating rate debt outstanding during the nine months ended October 31, 2020, a one-percent increase or decrease in the average interest rate during the period would have resulted in a change to interest expense of $0.4 million for the nine months ended October 31, 2020.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended October 31, 2020, that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As of October 31, 2020, there have been no material changes to any of the risk factors previously reported in the Company’s 2020 Annual Report on Form 10-K as supplemented by our subsequent quarterly reports on Form 10-Q.

This section supplements and updates certain of the information found under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2020 filed with the Securities and Exchange Commission on March 26, 2020 (the “2020 Form 10-K”), and is based on the information currently known to us and developments since the date of the 2020 Form 10-K filing. The matters discussed below should be read in conjunction with the risk factors set forth in the 2020 Form 10-K. However, the risks and uncertainties that we face are not limited to those described below and those set forth in the 2020 Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our common stock, particularly in light of the fast-changing nature of the COVID-19 pandemic and its impacts on economic and operating conditions.

The recent COVID-19 novel coronavirus, or other public health threats and epidemics, could materially adversely affect our business.

In late 2019, there was an outbreak of a novel strain of coronavirus (COVID-19) that began in Wuhan, China that subsequently spread to the rest of the world. The World Health Organization recognized COVID-19 as a pandemic on March 11, 2020. In response to the outbreak, in mid-March 2020, the Company and the majority of the Company’s wholesale customers temporarily closed all of their retail stores due to health concerns associated with the COVID-19 pandemic. Although the Company reopened all of its retail stores during the second quarter and most of the Company’s brick and mortar wholesale customers have reopened the majority of their retail locations as well, the discretionary consumer goods segment remains highly challenged. Various containment and mitigation measures that have been imposed by governmental and other authorities around the world (such as quarantines and other social distancing requirements) have adversely affected sales of our products, given that those sales are heavily dependent on customer traffic in traditional retail stores, such as those of our wholesale partners, and our Company stores. Such measures also adversely impacted our supply chain and resulted in late deliveries. The continuation or tightening of such containment and mitigation measures could continue or exacerbate the adverse effect on our results of operations and financial condition. These trends could worsen if COVID-19 infections continue to increase as people spend more time congregating indoors due to the colder fall and winter weather in the northern hemisphere, which is where the Company’s biggest markets are located. In addition, as potential consumers of our products face layoffs and other negative economic impacts from the COVID-19 outbreak, their disposable income for discretionary purchases and their actual or perceived wealth may be negatively impacted, potentially having a materially adverse impact on our sales that may extend beyond the end of the health crisis.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 29, 2017, the Board approved a share repurchase program under which the Company was authorized to purchase up to $50.0 million of its outstanding common stock from time to time through August 29, 2020, depending on market conditions, share price and other factors. Under this program, the Company was permitted to purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise. During the three months ended October 31, 2020, the Company did not repurchase any shares of its common stock.

At the election of an employee, upon the vesting of a stock award or the exercise of a stock option, shares of common stock having an aggregate value on the vesting of the award or the exercise date of the option, as the case may be, equal to the employee’s withholding tax obligation may be surrendered to the Company by netting them from the vested shares issued. Similarly, shares having an aggregate value equal to the exercise price of an option may be tendered to the Company in payment of the option exercise price and netted from the shares of common stock issued upon the option exercise. An aggregate of 1,981 shares were repurchased during the three months ended October 31, 2020 as a result of the surrender of shares of common stock in connection with the vesting of certain restricted stock awards and stock options.

The following table summarizes information about the Company’s purchases for the three months ended October 31, 2020 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
August 1, 2020 – August 31, 2020	1,753	$11.57	—	$36,405,816
September 1, 2020 – September 30, 2020	228	11.57	—	36,405,816
October 1, 2020 – October 31, 2020	—	—	—	36,405,816
Total	1,981	$11.57	—	$36,405,816

Item 6. Exhibits

10.1*	License Agreement, dated as of 19 August 2020, among Calvin Klein, Inc., Movado Group, Inc. and Swissam Products Limited.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Movado Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2020 filed with the SEC, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

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

MOVADO GROUP, INC.
(Registrant)

Dated: November 24, 2020	By:	/s/ Sallie A. DeMarsilis
Sallie A. DeMarsilis Executive Vice President, Chief Operating Officer, Chief Financial Officer and Principal Accounting Officer