Form 10-K
period 2021-01-31
MOVADO GROUP INC
filed 2021-03-25
CIK 72573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For fiscal year ended January 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report .  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 31, 2020, was approximately $153 million (based on the closing sale price of the registrant’s Common Stock on that date as reported on the New York Stock Exchange). For purposes of this computation, each share of Class A Common Stock is assumed to have the same market value as one share of Common Stock into which it is convertible and only shares of stock held by directors, executive officers and holders of greater than 10% of the registrant’s total voting power were excluded.

The number of shares outstanding of the registrant’s Common Stock and Class A Common Stock as of March 22, 2021, were 16,607,759 and 6,610,509, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to registrant’s 2021 annual meeting of shareholders (the “Proxy Statement”) are incorporated by reference in Part III hereof.

FORWARD-LOOKING STATEMENTS

Statements in this annual report on Form 10-K, including, without limitation, statements under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as statements in future filings by the Company with the Securities and Exchange Commission (“SEC”), in the Company’s press releases and oral statements made by or with the approval of an authorized executive officer of the Company, which are not historical in nature, are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, forecasts and projections about the Company, its future performance, the industry in which the Company operates and management’s assumptions. Words such as “expects”, “anticipates”, “targets”, “goals”, “projects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should” and variations of such words and similar expressions are also intended to identify such forward-looking statements. The Company cautions readers that forward-looking statements include, without limitation, those relating to the Company’s future business prospects, projected operating or financial results, revenues, working capital, liquidity, capital needs, inventory levels, plans for future operations, expectations regarding capital expenditures, operating efficiency initiatives and other items, cost savings initiatives, and operating expenses, effective tax rates, margins, interest costs, and income as well as assumptions relating to the foregoing. Forward-looking statements are subject to certain risks and uncertainties, some of which cannot be predicted or quantified. Actual results and future events could differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company’s reports filed with the SEC, including, without limitation, the following: general economic and business conditions which may impact disposable income of consumers in the United States and the other significant markets (including Europe) where the Company’s products are sold; uncertainty regarding such economic and business conditions; trends in consumer debt levels and bad debt write-offs; general uncertainty related to possible terrorist attacks, natural disasters, pandemics, including the effect of the COVID-19 pandemic and other diseases on travel and traffic in the Company’s retail stores and the stores of its wholesale customers; supply disruptions and delivery delays from the Company’s suppliers as a result of the COVID-19 pandemic; adverse impact on the Company’s wholesale customers and customer traffic in the Company’s stores as a result of increased uncertainty and economic disruption caused by the COVID-19 pandemic; uncertainty relating to the availability and efficacy of vaccines and treatments for COVID-19; the impact of the United Kingdom’s exit from the European Union; defaults on or downgrades of sovereign debt and the impact of any of those events on consumer spending; changes in consumer preferences and popularity of particular designs, new product development and introduction; decrease in mall traffic and increase in e-commerce; the ability of the Company to successfully implement its business strategies, competitive products and pricing; the impact of “smart” watches and other wearable tech products on the traditional watch market; seasonality; availability of alternative sources of supply in the case of the loss of any significant supplier or any supplier’s inability to fulfill the Company’s orders; the loss of or curtailed sales to significant customers; the Company’s dependence on key employees and officers; the ability to successfully integrate the operations of acquired businesses without disruption to other business activities; the possible impairment of acquired intangible assets including goodwill if the carrying value of any reporting unit were to exceed its fair value; volatility in reported earnings resulting from changes in the estimated fair value of contingent acquisition consideration; the continuation of the Company’s major warehouse and distribution centers; the continuation of licensing arrangements with third parties; losses possible from pending or future litigation and administrative proceedings; the ability to secure and protect trademarks, patents and other intellectual property rights; the ability to lease new stores on suitable terms in desired markets and to complete construction on a timely basis; the ability of the Company to successfully manage its expenses on a continuing basis; information systems failure or breaches of network security; complex and quickly-evolving regulations regarding privacy and data protection; the continued availability to the Company of financing and credit on favorable terms; business disruptions; and general risks associated with doing business outside the United States including, without limitation, import duties, tariffs (including retaliatory tariffs), quotas, political and economic stability, changes to existing laws or regulations, and success of hedging strategies with respect to currency exchange rate fluctuations.

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

Movado Group designs, sources, markets and distributes quality watches globally. Its portfolio of watch brands is currently comprised of owned brands MOVADO®, CONCORD®, EBEL®, OLIVIA BURTON® and MVMT® as well as licensed brands COACH®, TOMMY HILFIGER®, HUGO BOSS®, LACOSTE® and SCUDERIA FERRARI®. The Company is a leader in the design, development, marketing and distribution of watch brands sold in almost every major category comprising the watch industry. The Company also designs, sources, markets and distributes jewelry and other accessories under certain of its brands.

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

In 1970, the Company acquired the Concord brand and the Swiss company that had been manufacturing Concord watches since 1908. In 1983, the Company acquired the U.S. distributor of Movado watches and substantially all of the assets related to the Movado brand from the Swiss manufacturer of Movado watches. The Company changed its name to Movado Group, Inc. in 1996. The Company sold its Piaget and Corum distribution businesses in 1999 and 2000, respectively, to focus on its own portfolio of brands. In March 2004, the Company completed its acquisition of Ebel, one of the world’s premier luxury watch brands which was established in La Chaux-de-Fonds, Switzerland in 1911. In July 2017, the Company completed its acquisition of Olivia Burton, which was one of the United Kingdom’s fastest-growing fashion watch and jewelry brands since its founding in 2011. In October 2018, the Company completed its acquisition of MVMT, which was founded in 2013, offering watches and accessories designed for the millennial consumer largely through a direct-to-consumer business model.

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

Market Category	Suggested Retail Price Range	Primary Category of Movado Group, Inc. Brands
Exclusive	$10,000 and over	—
Luxury	$1,300 to $9,900	Concord and Ebel
Accessible Luxury	$500 to $2,499	Movado
Moderate and Fashion	$75 to $500	Coach, Hugo Boss, Lacoste, Olivia Burton, MVMT, Scuderia Ferrari and Tommy Hilfiger
Mass Market	Less than $75	—

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

Moderate and Fashion Watches

Most moderate and fashion watches are quartz-analog watches, some of which may also include connected technology for transmitting data wirelessly between the watch and a smartphone or other device. These watches typically are made with gold finish, stainless steel, brass, plastic or a combination of gold finish and stainless steel. Moderate and fashion watches are manufactured primarily in Asia and Switzerland. In addition to the Company’s Coach, Hugo Boss, Lacoste, Olivia Burton, MVMT, Scuderia Ferrari, and Tommy Hilfiger brands, well-known brand names of watches in the moderate and fashion category include Anne Klein, Bulova, Citizen, Fossil, Guess, Seiko, Michael Kors, Daniel Wellington and Swatch. Market leaders for smartwatches include Apple, Fitbit (owned by Google) and Garmin.

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

BRANDS

The Company designs, develops, sources, markets and distributes products under the following watch brands:

Owned Brands

Concord

Concord was founded through the harmonious collaboration of five Swiss visionaries in 1908. In 1979, Concord spearheaded the Swiss quartz revolution with one of the most important watches of the twentieth century: the Concord Delirium. This was the first watch ever produced to be less than one millimeter thick – a world record to this day. To mark its 110th anniversary, Concord recently introduced a new logo depicting a knot. The knot signifies the brand’s foundation through harmonious unity and its laudable technical achievements and distinctive designs. The current Mariner SL watch captures this spirit and helps carry on Concord’s strong legacy.

Ebel

Ebel’s success has been built upon the fusion of technical excellence and a passion for aesthetically daring and timeless, distinctive design. A passion for innovation and excellence in watch design has always been at the heart of the Ebel brand. Ebel was founded in 1911 by husband and wife Eugène Blum and Alice Lévy, in La Chaux-de-Fonds, Switzerland. Since its inception, Ebel has remained true to its core values, manufacturing fine Swiss watches that marry beauty and function. Ebel successfully relaunched its most iconic collection, the Ebel Sports Classic in 2017, which is renowned for its iconic bracelet design with signature wave-shaped links that helped to establish the sport-chic category in the late 70’s. Ebel continues to create timepieces that embody luxury and contemporary elegance.

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

Innovative in design and materials, Movado BOLD is for the fashion-savvy, on-trend, young at heart consumer. The Movado Heritage collection launched in the spring of 2016 and is inspired by Movado’s rich history dating back before the iconic Museum dial. The collection includes new designs that are modern and relevant today by utilizing Movado’s archives.

Olivia Burton

Olivia Burton is a brand founded by two best friends who started out as fashion buyers who recognized a gap in the market for unique and feminine women’s watch styles. Working out of their East London studio and inspired by vintage, fashion trends and nature, the Olivia Burton design team blends contemporary and vintage styles to conceive new collections every three months. As well as innovative timepieces, including vegan, eco-friendly and unisex collections, Olivia Burton has a growing collection of jewelry styles that exhibit the same attention to detail seen in its watches.

MVMT

The MVMT brand was founded in a Southern California apartment in 2013 by two entrepreneurs. Originally empowered by crowdfunding and built digitally with a community of social media followers, their philosophy was to create a brand offering quality, sleek watches that are accessible to young consumers. MVMT’s designs and messaging embody the spirit of adventuring, creating, and daring to disrupt the norm. The brand’s design catalogue has since expanded into more than 20 unique watch collections, sunglasses, blue light eyewear and jewelry.

Licensed Brands

Below is a description of the Company’s licensed brands.

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

Hugo Boss Watches and Jewelry

Hugo Boss is one of the market leaders in the global apparel market. Hugo Boss focuses on developing and marketing premium fashion and accessories for men and women under the Hugo and the Boss brands. Licensed products such as watches, jewelry and other accessories complement the apparel collections. Boss watches and jewelry reflect the sophisticated character and craftsmanship for which all Boss products are known. Hugo watches accessorize the open-minded, fashion-forward consumer.

Lacoste Watches

The Lacoste watch collection embraces the Lacoste lifestyle proposition which encompasses French elegance and sporting spirit, as well as innovation for style and freedom of movement. Mirroring key attributes of the Lacoste brand, the collection features stylish timepieces with a contemporary and urban flair inspired by sport and French elegance.

Scuderia Ferrari Watches

Asserting Scuderia Ferrari’s proud racing heritage and Italian pedigree, Movado Group’s Scuderia Ferrari watch collection offers stylish timepieces for adults and children, bringing the unparalleled excitement and distinctive style of the time-honored racing team to fans around the world.

DESIGN AND PRODUCT DEVELOPMENT

The Company’s offerings undergo two phases before they are produced for sale to customers: design and product development. The design phase includes the creation of artistic and conceptual renderings while product development involves the construction of prototypes. Certain Movado watch collections, including Movado BOLD, and the Company’s licensed brand watches are designed by in-house design teams in Switzerland and the United States in cooperation with outside sources, including (in the case of the licensed brands) licensors’ design teams. Watch product development for the licensed brands, Olivia Burton, MVMT and certain Movado collections, including Movado BOLD, takes place in the Company’s Asia operations. For the Company’s Movado (with the exception of certain collections, including Movado BOLD), Ebel and Concord brands, the watch design phase is performed by a combination of in-house and freelance designers in Europe and the United States while product development is carried out in the Company’s Swiss operations. For the Company’s Olivia Burton and MVMT watch brands, the design phase is performed by in-house design teams in London and Los Angeles, respectively. The Company’s jewelry and other accessories are designed by in-house design teams in cooperation with outside sources and are manufactured by independent contractors in Asia and, to a lesser extent, the United States.

MARKETING

The Company’s marketing strategy is to communicate a consistent, brand-specific message to the consumer. As the consumer footprint continues to evolve, the Company is increasingly focused on its digital marketing and online reach, including expanding and improving its social media channels and its messaging through individuals with significant social media followings (i.e., “influencers”). In 2018, the Company established a Digital Center of Excellence to help elevate its customers’ digital experience globally through innovative technologies and consumer-facing initiatives. Recognizing that advertising is an integral component to the successful marketing of its product offerings, the Company devotes significant resources to advertising and maintains its own in-house advertising department which focuses primarily on the implementation and management of global marketing and advertising strategies for each of the Company’s brands, ensuring consistency of presentation. The Company develops advertising campaigns individually for each of the Company’s brands, utilizing outside agencies as deemed appropriate. These campaigns are directed primarily to the end consumer rather than to trade customers. The Company’s advertising targets consumers with particular demographic characteristics appropriate to the image and price range of each brand. Company advertising is placed in magazines and other print media, on radio and television, online, including websites and social media platforms, in catalogs, on outdoor signs and through other promotional materials. Marketing expenses totaled 16.9%, 19.3%, and 15.9% of net sales in fiscal 2021, 2020 and 2019, respectively. The decrease in fiscal 2021 is due primarily to the Company’s decision to decrease investments in marketing costs.

OPERATING SEGMENTS

The Company conducts its business primarily in two operating segments: Watch and Accessory Brands and Company Stores. For operating segment data and geographic segment data for the years ended January 31, 2021, 2020 and 2019, see Note 20 to the Consolidated Financial Statements regarding Segment and Geographic Information.

The Company’s Watch and Accessory Brands segment includes the designing, manufacturing and distribution of watches and, to a lesser extent, jewelry and other accessories, of quality owned and licensed brands, in addition to revenue generated from after-sales service activities and shipping. The Company Stores segment includes the Company’s physical retail outlet locations in the United States and Canada.

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

Watch and Accessory Brands Business in International Markets

Internationally, the Company’s brands are sold to department stores, jewelry chains, independent jewelers and online retailers, as well as directly to consumers through the Company’s e-commerce platforms, such as www.oliviaburton.com and www.mvmtwatches.com. The Company employs its own international sales force operating at the Company’s sales and distribution offices in Australia, Canada, Mainland China, Hong Kong, Germany, France, Spain, Switzerland, the United Kingdom, Mexico and the United Arab Emirates. In addition, the Company sells all of its brands through a network of independent distributors operating in numerous countries around the world. A majority of the Company’s arrangements with its international distributors are long-term, generally require certain minimum purchases and minimum advertising expenditures and impose restrictions on the distributor’s sale of competitive products.

Company Stores

The Company’s subsidiary, Movado Retail Group, Inc., operates 45 retail outlet locations in outlet centers across the United States and two retail outlet locations in outlet centers in Canada, which serve as an effective vehicle to sell current and discontinued models and factory seconds of all of the Company’s watches.

SEASONALITY

The Company’s sales are traditionally greater during the Christmas and holiday season. Consequently, the Company’s net sales historically have been higher during the second half of its fiscal year. The amount of net sales and operating profit generated during the second half of each fiscal year depends upon the general level of retail sales during the Christmas and holiday season, as well as economic conditions and other factors beyond the Company’s control. Major selling seasons in certain international markets center on significant local holidays that occur in late winter or early spring. The second half of each of the fiscal years ended January 31, 2021, 2020 and 2019 accounted for 68.8%, 56.6% and 60.1% of the Company’s net sales, respectively. The first half of fiscal year 2021 was negatively impacted by the COVID-19 pandemic and the first half of fiscal year 2019 did not include any sales from MVMT since that business was not acquired until October 1, 2018.

BACKLOG

At March 22, 2021, the Company had unfilled orders of $46.0 million compared to $45.0 million at March 23, 2020 and $47.2 million at March 22, 2019. Unfilled orders include both confirmed orders and orders that the Company believes will be confirmed based on the historical experience with the customers. It is customary for many of the Company’s customers not to confirm their future orders with formal purchase orders until shortly before their desired delivery dates.

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

The Company has service facilities around the world, including four Company-owned service facilities and multiple independent service centers which are authorized to perform warranty repairs. A list of authorized service centers can be accessed online at www.mgiservice.com. In order to maintain consistency and quality at its service facilities and authorized independent service centers, the Company conducts training sessions and distributes technical information and updates to repair personnel. All watches sold by the Company come with limited warranties covering the movement against defects in material and workmanship for periods ranging from two to three years from the date of purchase, with the exception of Tommy Hilfiger watches, for which the warranty period is two to ten years. In addition, the warranty period is five years for the gold plating on certain Movado watch cases and bracelets. Products that are returned under warranty to the Company are generally serviced by the Company’s employees at its service facilities.

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

SOURCING, PRODUCTION AND QUALITY

The Company does not manufacture any of the products it sells. The Company employs a flexible manufacturing model that relies on independent manufacturers to meet shifts in marketplace demand and changes in consumer preferences. All product sources must achieve and maintain the Company’s high-quality standards and specifications. With strong supply chain organizations predominantly in Switzerland, Mainland China and Hong Kong, the Company maintains control over the quality of its products, wherever they are manufactured. Compliance is monitored with strictly enforced quality control standards, including on-site quality inspections.

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

Movado (with the exception of certain Movado collections, including Movado BOLD), Ebel and Concord watches are manufactured in Switzerland by independent third-party assemblers using Swiss movements and other parts sourced by the Company’s Swiss operations. Movado smart watches include connected technology licensed from third parties that also provide end users with the necessary applications and cloud services. All of the Company’s products are manufactured using components obtained from third party suppliers. Certain Movado collections of watches, including Movado BOLD, are manufactured by independent contractors in Asia using Swiss movements. Coach, Hugo Boss, Lacoste, Olivia Burton, MVMT, Scuderia Ferrari and Tommy Hilfiger watches are manufactured by independent contractors in Asia.

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

On November 3, 2017, the Company entered into an agreement with Hugo Boss Trade Mark Management GmbH & Co. that extended the term and made certain other changes to the license agreement originally entered into by the parties on December 15, 2004 (the “Hugo Boss License Agreement”), under which the Company received a worldwide exclusive license to use the trademark HUGO BOSS® and any other trademarks containing the names “HUGO” or “BOSS”, in connection with the production, promotion and sale of watches. After giving effect to the amendment, the term of the Hugo Boss License Agreement continues through December 31, 2023. Hugo Boss has also authorized the Company to produce and sell jewelry under the brand name.

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

On October 21, 2016, the Company entered into a license and collaboration arrangement with Rebecca Minkoff, LLC to use the REBECCA MINKOFF and URI MINKOFF brand names, including any related logos and trademarks, in connection with the manufacture, advertising, merchandising, promotion, sale and distribution of watches. This collection launched in calendar year 2017. The current term of the Rebecca Minkoff license and collaboration agreement is through October 21, 2026. However, the Company ceased sourcing new product under this arrangement during fiscal 2021.

Effective August 19, 2020, the Company and Calvin Klein, Inc. (“CKI”) entered into a trademark license agreement under which CKI granted the Company a worldwide license to use the trademarks CALVIN KLEIN and CK/CALVIN KLEIN in connection with the development, manufacture, distribution, advertising, promotion and sale of watches and jewelry commencing January 1, 2022. The license is exclusive, subject to limited exceptions. The term of the Agreement continues until December 31, 2026 and may be renewed by the Company for an additional five years, subject to certain conditions, including the achievement of specified minimum sales.

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

COMPETITION

The markets for each of the Company’s watch brands are highly competitive. With the exception of Swatch Group, Ltd., a large Swiss-based competitor, no single company directly competes with the Company across all of its brands. Multiple companies, however, compete with Movado Group with respect to one or more of its watch brands. Certain of these companies have, and other companies that may enter the Company’s markets in the future may have, greater financial, distribution, marketing and advertising resources than the Company. The Company’s future success will depend, to a significant degree, upon its continued ability to compete effectively with regard to, among other things, the style, quality, price, advertising, marketing, distribution and availability of supply of the Company’s watches and other products.

HUMAN CAPITAL

The Company believes that trust, respect, passion, and teamwork are critical to achieving its goals and therefore promotes a culture built around these values.

Demographics

The following table summarizes the Company’s global workforce as of January 31, 2021:

	Full-Time Employees	Part-Time Employees	Temporary Employees	Total
Global	888	261	57	1,206
Americas	519	237	49	805
Asia-Pacific	132	-	3	135
Europe, Middle East & Africa	237	24	5	266

Attraction and Retention of Employees

The Company strives to attract and retain a highly talented and engaged workforce and believes that its supportive culture, dedication to employee safety and well-being, competitive compensation and benefits programs, employee development and training offerings, diversity and inclusion initiatives, and philanthropic and community engagement help in this endeavor. Approximately 35% of the Company’s non-retail employees have been with the Company for more than 10 years, and more than half have been with the Company for at least six years.

In light of the significant impacts of the COVID-19 pandemic, the Company took the difficult decisions to temporarily furlough a significant percentage of its employees and to lay off approximately 300 employees during fiscal 2021. The Company attempted to minimize the extent of these actions by implementing various other expense-saving initiatives as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments and Initiatives – COVID.”

Employee Safety and Well-Being

The Company offers programs and benefits to support its employees’ physical, financial, and emotional well-being, including medical coverage, domestic partner benefits, dental and vision coverage, health savings and flexible spending accounts, paid time off, employee assistance programs, voluntary short-term and long-term disability insurance, and supplemental life insurance, among others. Benefits vary by location and are designed to meet or exceed local laws and to be competitive in the marketplace.

In response to the COVID-19 pandemic, the Company implemented changes that it determined were in the best interest of its employees and the communities in which they operate. This included temporarily closing offices and/or encouraging employees to work remotely whenever feasible and implementing additional safety measures for employees continuing critical on-site work. Movado Company Stores were closed during periods of time; when open, the stores practiced heightened safety measures such as reduced occupancy, temperature taking, mask wearing, and increased cleanings. For a detailed discussion of the impact of the COVID-19 pandemic on our business, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments and Initiatives – COVID.”

Compensation and Financial Benefits

The Company strives to offer competitive compensation packages. The Company uses a combination of fixed and variable pay including base salary, bonus, commissions, and merit increases that vary across the business. The Company also offers defined contribution savings plans to eligible employees. In response to the COVID-19 pandemic, the Company’s matching programs under these plans were temporarily suspended.

In addition, as part of its long-term incentive plan for executives and key employees, the Company provides share-based compensation to foster its pay-for-performance culture and to attract, retain, and motivate participants.

Other financial benefits available to eligible employees include financial wellness planning and pre-retirement workshops, discounts on insurance and other products and services, and friends and family sales. Non-management employees may also receive bonuses for referring prospective new employees.

Benefits vary by location and are designed to meet or exceed local laws and to be competitive in the marketplace.

Employee Education, Training and Development

The Company encourages employees to be responsible for managing their own career goals and provides support and resources to aid employee progression. These resources vary by location and generally include annual development reviews, ongoing courses and resources, corporate development programs, and departmental development programs. The Company also partners with local colleges to promote deeper learning on specific topics. Tuition reimbursement is available to full-time employees in the United States.

Diversity & Inclusion

The Company seeks to provide a work environment in which all employees are treated with dignity, respect, and equal treatment regardless of age, color, disability, marital or parental status, national origin, race, religious beliefs, sexual orientation, gender identity, veteran status, or any other legally protected status. The Company recognizes that embracing an inclusive workforce leads to greater innovation, increased productivity, and higher job satisfaction. Accordingly, the Company strives to welcome and foster ideas and to create workplaces that bring together people with diverse backgrounds.

As of January 31, 2021, women represent approximately 63% of the Company’s global employees, and underrepresented minorities (defined as those who identify as Black/African American, Hispanic/Latinx, Native American, Asian, Pacific Islander and/or two or more races) represent approximately 49% of the Company’s U.S. employees.

In 2018, the Company’s CEO signed the CEO Action for Diversity & Inclusion, joining more than 650 organizations from across the United States who have pledged to take specific actions around diversity and inclusion. In furtherance of this pledge, throughout fiscal year 2020, members of the Company’s board of directors and senior leaders participated in unconscious bias training.

Also in fiscal year 2020, the Company joined an industry action group comprised of fashion and apparel companies committed to furthering diversity efforts in the industry, and through the group’s Open to All campaign, the Company publicly committed to making Movado Company Stores safe and inclusive places to shop for all of its diverse consumers.

During fiscal year 2021, the Company formalized its Inclusion Committee, which is tasked with creating education programs for the Company’s employees and generally advising on inclusion matters. The Company also collaborated with parity.org and other industry participants to co-author a white paper entitled “Unlocking Gender Parity in Fashion,” available at www.parity.org/fashion.

Community Engagement

The Company is committed to engaging with and giving back to its communities. The Company is the corporate sponsor of The Movado Group Foundation, a nonprofit organization that supports philanthropic campaigns in the United States with particular emphasis on sustaining the arts. Programs and support vary by year, need and available resources.

REGULATION

We are subject to laws and regulations regarding customs (including tariffs and retaliatory tariffs), tax, employment, privacy, truth-in-advertising, consumer product safety, zoning and occupancy and other laws and regulations that regulate and/or govern the importation, promotion and sale of consumer products and our corporate, retail and distribution operations. Changes in such laws and regulations could have a material adverse effect on our results of operations and financial condition. For a discussion of certain risks related to compliance with laws and regulations, see “A significant portion of the Company’s business is conducted outside of the United States. Many factors affecting business activities outside the United States could adversely impact this business”, “The Company’s e-commerce business is subject to numerous risks that could have an adverse effect on the Company’s business and results of operations”, “Changes to laws or regulations impacting the industries in which the Company operates could require it to alter its business practices which could have a material adverse effect on its results of operations”, “Changes to tax laws or regulations could have a material adverse effect on the Company’s financial condition and results of operations” and “The Company is subject to complex and evolving laws and regulations regarding privacy and data protection that could result in legal claims, changes to business practices and increased costs that could materially and adversely affect the Company’s results of operations”, under Item 1A. Risk Factors, below.

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

Risks Related to Macroeconomic Conditions and our International Operations

The COVID-19 pandemic has materially affected how we and our customers and suppliers operate, and the duration and extent to which COVID-19, new strains or variants, or other public health threats and epidemics will impact our future results of operations and overall financial performance remains uncertain.

The COVID-19 pandemic and related public health measures have materially affected how we and our customers and suppliers are operating our business and have adversely affected our operating results. In response to the outbreak, in mid-March 2020, the Company and the majority of the Company’s wholesale customers temporarily closed all of their retail stores due to health concerns associated with the COVID-19 pandemic. Although the Company reopened all of its retail stores during the second quarter of fiscal 2021 and most of the Company’s brick and mortar wholesale customers reopened the majority of their retail locations as well, the discretionary consumer goods segment remains highly challenged. Various containment and mitigation measures that have been imposed by governmental and other authorities around the world (such as quarantines and other social distancing requirements) have adversely affected sales of our products, given that those sales are heavily dependent on customer traffic in traditional retail stores, such as those of our wholesale partners, and our Company stores. Such measures also adversely impacted our supply chain and resulted in late deliveries. The continuation or tightening of such containment and mitigation measures could continue or exacerbate the adverse effect on our results of operations and financial condition. In addition, as potential consumers of our products face layoffs and other negative economic impacts from the COVID-19 outbreak, their disposable income for discretionary purchases and their actual or perceived wealth may be negatively impacted, potentially having a materially adverse impact on our sales that may extend beyond the end of the health crisis. These trends could worsen if either COVID-19 infections increase as new variants and strains emerge or treatments and vaccines are not as effective as expected.

Adverse general economic conditions arising from the COVID-19 outbreak could also result in an increase in bankruptcies or insolvencies involving our suppliers and wholesale customers, which could also have a materially adverse effect on our operations and financial condition. The impact of the outbreak of COVID-19 on the Company’s liquidity, revenues and results of operations cannot be predicted at this time due to the high level of uncertainty, unknown future developments and duration of containment measures. The foregoing risks which apply to COVID-19 would also arise from any future outbreak of infectious disease.

In keeping with health and safety recommendations, during the fiscal year 2021 the Company implemented remote work policies while temporarily closing offices and/or encouraging employees to work remotely whenever feasible. These policies and practices have continued into the current fiscal year. The increase in remote work may exacerbate the cybersecurity and data privacy concerns discussed elsewhere in this Item 1A and may cause strain for, and may adversely impact the productivity of, certain employees, and these conditions may persist and harm our business, including future operating results. Our efforts to re-open our offices safely may not be successful, could expose our employees, customers, and partners to health risks, and us to associated liability, and may involve additional financial burdens. The pandemic may have long-term effects on the nature of the office environment and remote working, and this may present operational challenges that may adversely affect our business. In addition, stay-at-home orders could reduce demand for our products as customers may have fewer occasions to use and wear our products.

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

Adverse economic conditions, including declines in employment levels, disposable income, consumer confidence and economic growth could result in decreased consumer spending that would adversely affect sales of consumer goods, particularly those, such as the Company’s products, that are viewed as discretionary items. In addition, events such as war, terrorism, natural disasters or outbreaks of disease may further suppress consumer spending on discretionary items. If any of these events should occur or intensify, the Company’s future sales could decline and the Company’s results of operations could be materially adversely affected. This could also result in the potential for impairment surrounding our indefinite and long-lived assets.

“Brexit” has created significant uncertainty for the Company’s U.K. business operations which could have a material adverse effect on the Company’s financial condition and results of operations.

On June 23, 2016, the results of the United Kingdom (“U.K”) European Union (“E.U.”) Membership Referendum (“Brexit”) were announced approving the withdrawal of the U.K. from the E.U. In March 2017, the U.K. government initiated the exit process under Article 50 of the Treaty of the E.U. In January 2020, the U.K. parliament approved the terms of an agreement with the E.U. to determine the future terms of the parties’ relationship, including the terms of trade between the U.K. and the E.U. and other nations, following the U.K.’s exit from the E.U., which occurred on January 31, 2020. After a transition period that ended on December 31, 2020, the U.K. formally left the E.U. customs union and single market on January 1, 2021. Although no tariffs were levied and no restrictive quotas were imposed on the flow of goods between the U.K and the E.U., there are various new customs and regulatory checks that must be followed, including rules of origin and local content requirements. Freedom of movement between the U.K. and E.U. has ended, and temporary visas for work-related purposes have been reintroduced. While the full scope of implementation of Brexit is still unclear, the Company may face significant regulatory and other changes and may incur additional costs and expenses as it adapts to potentially divergent legal and regulatory frameworks. Because the Company’s U.K. subsidiary imports watches from other Company subsidiaries, Brexit could potentially disrupt the Company’s ability to service the U.K. market. Any such disruption and uncertainty could affect the Company’s relationships with customers, suppliers and employees, which could have an adverse effect on the Company’s results of operations and financial condition.

A significant portion of the Company’s business is conducted outside of the United States. Many factors affecting business activities outside the United States could adversely impact this business.

Substantially all of the Company’s watches are assembled in Asia (particularly China) and Europe. The Company also generates approximately 57.6% of its revenue from international sources.

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

If CBP declines the aforementioned reconsideration request, or if the U.S. special tariffs were to increase, the Company may be required to raise prices for watches sold in the United States, which is the Company’s single largest market, and could result in the loss of customers and harm its operating performance. Alternatively, the Company may seek to shift production outside of China, resulting in significant costs and disruption to the Company’s operations and materially and adversely affecting its sales, costs and results of operations. It is difficult to accurately estimate the impact on our business from tariffs. However, assuming no further offsets from price increases, sourcing changes or other changes to regulatory rulings, the estimated gross profit exposure from the U.S. special tariffs would be in the range of $2 to $3 million in fiscal 2022 if U.S. imports were to return to pre-COVID levels, although this should not be deemed to imply any forecast regarding fiscal 2022. In addition, the Company’s business may be impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, causing the Company to raise prices or make changes to its operations, any of which could materially harm its financial condition and results of operations.

Risks Related to our Business

The Company’s wholesale business could be negatively affected by the consumer shift toward online shopping, as well as by further changes of ownership, contraction and consolidation in the retail industry.

Consumers’ growing preference for purchasing products online may continue to reduce foot traffic at traditional retail stores and increase price competition for the Company’s products, which could discourage traditional retailers from investing in sales support for those products. This could reduce consumer demand for the Company’s products and thereby materially adversely affect the Company’s wholesale business. Stay-at-home orders and social distancing practices resulting from the COVID-19 pandemic have accelerated the trend toward online purchases.

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

The watch industry is highly competitive and the Company competes globally with numerous manufacturers, importers, distributors and Internet-based retailers, some of which are larger than the Company and have greater financial, distribution, advertising and marketing resources. The Company’s products compete on the basis of price, features, brand image, design, perceived desirability and reliability. However, there can be no assurance that the Company’s products will compete effectively in the future and, unless the Company remains competitive, its future results of operations and financial condition could be adversely affected. The Company also faces increasing competition from companies introducing and selling smart wearable devices including smart watches. Many of these companies have significantly greater financial, distribution, advertising and marketing resources than does the Company. The sale of these new smart products could materially adversely impact the traditional watch market and the Company’s results of operations and financial condition unless the Company is able to effectively compete in this new product area. The Company’s ability to successfully design, produce, market and sell products which are competitive with smart watches and other similar wearables depends, among other things, on its ability to obtain and maintain the necessary expertise in this area by enhancing its internal capabilities or by entering into and maintaining business relationships with third parties that have such expertise. The Company may not be able to launch commercially successful smart watch models or other such products with sufficient frequency to remain competitive or with the level of unit volumes needed to achieve viable economies of scale. Any of these events could have a material adverse effect on the Company’s results of operations and financial condition or could result in the Company’s products not achieving market acceptance or becoming obsolete.

The design, sourcing, marketing, distribution and after-sales servicing of smart watches involve additional challenges to those applicable to traditional watches.

Although smart watches share certain characteristics with traditional watches, there are important differences in the way the two sets of products are designed, sourced, marketed, distributed, and serviced after they are sold. These differences may make it more difficult to compete successfully in the smart watch market, particularly for competitors such as the Company that do not have significant experience with similar consumer technology products. Although the Company uses reputable technology companies to assist it in bringing smart watches to market and supporting end-user customers, there are technology-related and other risks of competing in this market that cannot be eliminated. For example, smart watches’ significant reliance on technology increases the risk of allegations of infringement on the intellectual property rights of others. In addition, technical difficulties or product defects may adversely impact sales of smart watches and may have a negative impact on any brand under which an affected smart watch is sold. Smart watch product development entails greater fixed costs than those for traditional watches, which means that higher unit sales of smart watches are generally needed in order to achieve reasonable gross margins. In addition, although the Company does not currently provide longer warranties on its smart watches than it does for its traditional watches, consumers may expect that smart watches purchased by them, particularly the more expensive models, will for many years continue to function and be compatible with the smartphone operating systems with which they were intended to interface, including future updates to such operating systems. Since the Company has no control over such operating system updates, it cannot assure such continued compatibility. If the Company fails to meet consumers’ expectations regarding the long-term functioning of its smart watches, the Company may suffer reputational damage that could adversely affect its business, results of operations and financial condition.

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

The Company currently has the right to produce, market and distribute watches under the brand names of Coach, Tommy Hilfiger, Hugo Boss, Scuderia Ferrari and Lacoste pursuant to license agreements with the respective owners of those trademarks. The Scuderia Ferrari and Lacoste license agreements have stated expiry dates of December 31, 2022, and the other license agreements have later expiry dates. There are certain minimum royalty payments as well as other requirements associated with the Company’s license agreements. Failure to meet any of these requirements could result in the loss of the license. Additionally, after the term of any license agreement has concluded, the licensor may decide not to renew with the Company. For the fiscal year ended January 31, 2021, the above-mentioned licensed brands represented 51.8% of the Company’s net sales. While the Company is not substantially dependent on any one licensed brand, the loss of a single licensed brand could have a material adverse effect on the Company’s results of operations and financial condition. In addition, the Company’s revenues and profitability under its various license agreements may change from period to period due to various factors, including the maturity of the Company's relationship with the respective licensor, changes in consumer preferences, brand repositioning activities and other factors, some of which are outside of the Company's control.

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

The Company’s sales are seasonal by nature. The Company’s U.S. sales are traditionally greater during the Christmas and holiday season. Internationally, major selling seasons center on significant local holidays that occur in late winter or early spring. The amount of net sales and operating income generated during these seasons depends upon the general level of retail sales at such times, as well as economic conditions and other factors beyond the Company’s control. The second half of each of the fiscal years ended January 31, 2021, 2020 and 2019 accounted for 68.8%, 56.6% and 60.1% of the Company’s net sales, respectively. The first half of fiscal year 2021 was negatively impacted by the COVID-19 pandemic and the first half of fiscal year 2019 did not include any sales from MVMT since that business was not acquired until October 1, 2018. If events or circumstances were to occur that negatively impact consumer spending during such holiday seasons, it could have a material adverse effect on the Company’s sales, profitability and results of operations.

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

Additionally, since most of the Company’s retail outlets are located near vacation destinations, factors that affect travel could decrease outlet center traffic. Such factors include the price and supply of fuel, travel concerns and restrictions (including those due to disease outbreaks), international instability, terrorism and inclement weather. For example, the COVID-19 pandemic led to travel restrictions and a reduction in voluntary travel. As a result, the Company experienced temporary closures of all of its retail outlets for portions of fiscal 2021. Such closures adversely affected our results of operations. Future closures of the Company’s retail stores or reductions in foot traffic could have a material adverse effect on retail sales and the profitability of the Company Stores segment.

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

Although sales through the Company’s e-commerce channels have constituted a minority of its net sales historically, such sales are growing quickly, and the Company expects to continue to grow its e-commerce business in the future. The acquisitions of the Olivia Burton and MVMT brands have further increased the importance of the Company’s e-commerce sales and marketing channels. Though direct-to-consumer sales generally have higher profit margins and provide the Company with useful insight into the impact of its marketing campaigns, further development of the Company’s e-commerce business also subjects the Company to a number of risks. The Company’s online sales may negatively impact the Company’s relationships with wholesale customers and distributors and their willingness to invest in the Company’s brands if they perceive that the Company is competing with them. There also is a risk that the Company’s e-commerce business may divert sales from the Company’s own brick and mortar stores. The Company’s failure to successfully respond to these risks might adversely affect sales in the Company’s e-commerce business as well as damage its reputation and brands.

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

Customers shop with the Company through its online platforms. Increasingly, customers are using mobile devices to shop online and to do comparison shopping. The Company is increasingly using social media and proprietary mobile applications to interact with the Company’s customers and as a means to enhance their shopping experience. Any failure on the Company’s part to provide attractive, effective, reliable, user-friendly e-commerce platforms that offer a wide assortment of merchandise with rapid delivery options and that continually meet the changing expectations of online shoppers could place the Company at a competitive disadvantage, result in the loss of e-commerce and other sales, harm the Company’s reputation with customers, and have a material adverse impact on the growth of the Company’s e-commerce business globally and its results of operations.

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

The Company permits the return of damaged or defective products and accepts limited amounts of non-defective product returns in certain instances. Accordingly, the Company provides allowances for the estimated amounts of these returns at the time of revenue recognition based on historical experience. While such returns have historically been relatively consistent with management’s expectations and the provisions established, future return rates may differ from those experienced in the past, in particular in light of the Company’s entry into the smart watch market. Any significant increase in damaged or defective products or expected returns could have a material adverse effect on the Company’s operating results for the period or periods in which such returns materialize.

The Company relies on independent parties to manufacture its products. Any loss of an independent manufacturer, or the Company’s inability to deliver quality goods in a timely manner, could have an adverse effect on customer relations, brand image, net sales and results of operations.

The Company employs a flexible manufacturing model that relies on independent manufacturers to meet shifts in marketplace demand. Most of these manufacturers rely on third-party suppliers for the various component parts needed to assemble finished watches sold to the Company. All such independent manufacturers and suppliers must achieve and maintain the Company’s high-quality standards and specifications. Their inability to do so could cause the Company to miss committed delivery dates with customers, which could result in cancellation of the customers’ orders. In addition, delays in delivery of satisfactory products could have a material adverse effect on the Company’s profitability, particularly during the fourth quarter. A majority of the Swiss watch movements used in the manufacture of Movado, Ebel and Concord watches are purchased from two suppliers, one of which is a wholly-owned subsidiary of one of the Company’s competitors. That competitive supplier announced in February 2021 that it will no longer sell mechanical Swiss movements to third parties. Although mechanical movements are only used in a relatively small number of the Company’s watch styles, the elimination of a source of supply could make it more difficult for the Company to satisfy its requirements for mechanical movements. Additionally, the Company generally does not have long-term supply commitments with its manufacturers and thus competes for production facilities with other organizations, some of which are larger and have greater resources. Any loss of an independent manufacturer or disruption in the supply chain with respect to critical component parts may result in the Company’s inability to deliver quality goods in a timely manner and could have an adverse effect on customer relations, brand image, net sales and results of operations.

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

The Company relies on its information systems to operate all aspects of its business, including, without limitation, order processing, inventory and supply chain management, customer communications, purchasing and financial reporting. Although the Company attempts to take reasonable steps to mitigate the risks to its computer hardware and software systems, including such measures as the use of firewalls, automatically expiring passwords, encryption technology and periodic vulnerability tests, no system can be completely secure, particularly given the increasing threat posed by computer hackers and cyber terrorists. The Company’s information systems could experience system failures, viruses, security breaches, power outages, network and telecommunications failures, usage errors by our employees, or other events which could disable or significantly impair the systems’ functionality. Additionally, the Company’s systems may fail to operate properly or effectively, experience problems transitioning to upgraded or replacement systems or difficulties in integrating new systems. Any material disruption or slowdown of the Company’s information systems could result in the loss of critical data, the inability to process and properly record transactions and the material impairment of the Company’s ability to conduct business, leading to cancelled orders and lost sales. In addition, the Company’s e-commerce business is vulnerable to additional risks associated with the Internet, including changes in required technology interfaces, website downtime and other technical failures, security breaches and consumer privacy concerns. A breach and loss of data could also subject the Company to liability to its customers or suppliers and could also cause competitive harm if sensitive information is publicized. In the event the Company is not successful in responding to these risks and uncertainties, its online sales may decline, the associated costs with its e-commerce activity may increase and its reputation may be damaged. Although the Company maintains an information security risk insurance policy to address many of these risks, such policy may not suffice to prevent a cyber-incident from resulting in a material adverse effect on our business, financial condition and operating results due to various policy limitations and exclusions.

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

Changes in U.S. federal, state and international tax laws and regulations, including changes suggested by the new U.S. presidential administration, could have an adverse impact on our tax liabilities and effective tax rate. In addition, the overall tax environment has made it increasingly challenging for multinational corporations to operate with certainty around taxation in many jurisdictions. For example, the Organization for Economic Cooperation and Development, which represents a coalition of western countries, is supporting changes to numerous long-standing tax principles through its base erosion and profit shifting project, which is focused on a number of issues, including the shifting of profits among affiliated entities located in different tax jurisdictions. Furthermore, a number of countries where the Company does business, including many European countries, are considering changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to multinational corporations. Foreign countries may decide to enact tax laws that may negatively affect the Company’s foreign tax liabilities in response to any real or perceived negative effects of the U.S. tax changes on their countries, and/or states or local governments may decide to enact additional tax laws that may increase tax liabilities for companies doing business in those jurisdictions as they see opportunities to capitalize on the reduction in the federal corporate tax rate. Finally, while the Company believes its tax positions are consistent with the tax laws in the jurisdictions in which the Company conducts business, the final outcome of tax audits or disputes could result in adjustments to the Company’s tax liabilities which could have a material adverse effect on the Company’s effective tax rate, results of operations, cash flows and financial condition.

The Company is subject to complex and evolving laws and regulations regarding privacy and data protection that could result in legal claims, changes to business practices and increased costs that could materially and adversely affect the Company’s results of operations.

The Company is subject to a variety of U.S and foreign laws and regulations governing privacy and data protection. The shift in our business toward e-commerce, and the expansion of our business in certain jurisdictions, may subject us to additional such laws and regulations. These U.S. federal and state and foreign laws and regulations are evolving, and the restrictions imposed thereby may increase and are not always clear. There are currently a number of proposals pending before federal, state, and foreign legislative and regulatory bodies that may increase restrictions relating to the receipt, transfer and processing of personal data. In addition, foreign court decisions and regulatory actions could impact our ability to receive, transfer and process personal data relating to our employees and direct and indirect customers. For example, in July 2020 the European Union’s highest court, the European Court of Justice, invalidated the European Commission’s adequacy decision for the EU-U.S. Privacy Shield Framework, which had replaced the previous  “safe harbor” relied upon by thousands of companies  to transfer personal information of European residents to the United States. The decision also called into question the validity of standard contractual clauses previously approved by the European Commission, which are utilized by the Company and are now the subject of additional review, debate, and revision. In addition, existing and proposed privacy and data protection laws and regulations result and may continue to result in significant compliance and operating costs and negative publicity for the Company and may subject it to remedies that may harm its business, including fines and orders to modify or cease existing business practices. In particular, the General Data Protection Regulation (“GDPR”) that went into effect in May 2018, the California Consumer Privacy Act of 2018 (“CCPA”) that went into effect in January 2020, and the California Privacy Rights Act (“CPRA”), passed in the November 2020 election and that takes effect in January 2023, set forth new requirements regarding the handling of personal data and increase the compliance burden on the Company and other commercial entities that gather or process personal information of citizens of E.U. countries and California, respectively. The Company’s efforts to comply with GDPR, CCPA, CPRA, and other privacy and data protection laws may entail substantial expenses, may divert resources from other initiatives and projects and could restrict the Company’s marketing activities and limit its service offerings. Furthermore, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. The enactment of more restrictive laws, rules, regulations, or future enforcement actions or investigations could impact the Company through increased costs or restrictions on the Company’s business and its ability to acquire and interact with its customers, and noncompliance could result in regulatory penalties and significant legal liability. Any of the foregoing could materially adversely affect the Company’s results of operations and financial condition.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company leases various facilities in North America, Europe, the Middle East and Asia for its corporate, watch assembly, distribution and sales operations. As of January 31, 2021, the Company’s leased facilities individually comprising more than 20,000 square feet were as follows:

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

The Company also leases retail space averaging 1,700 square feet per store with leases expiring from January 2022 to September 2029 for the operation of the Company’s 47 retail outlet locations.

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

In December 2016, U.S. Customs and Border Protection (“U.S. Customs”) issued an audit report concerning the methodology used by the Company to allocate the cost of certain watch styles imported into the U.S. among the component parts of those watches for tariff purposes. The report disputes the reasonableness of the Company’s historical allocation formulas and proposes an alternative methodology that would imply $5.1 million in underpaid duties over the five-year period covered by the statute of limitations, plus possible penalties and interest. The Company believes that U.S. Customs’ alternative duty methodology and estimate are not consistent with the Company’s facts and circumstances and is disputing U.S. Customs’ position. Since February 2017, the Company has been providing U.S. Customs with supplemental analyses and information in response to U.S. Customs’ information requests. Most recently, the Company received summonses from U.S. Customs in December 2020 requesting additional information regarding component parts costs and the Company’s procedures for allocating the value of imported watches among the component parts. The Company responded to these summonses in January 2021. Although the Company disagrees with U.S. Customs’ position and believes that the information it has provided supports the reasonableness of its historical allocation formulas, it cannot predict with any certainty the outcome of this matter. The Company intends to continue to work with U.S. Customs to reach a mutually-satisfactory resolution.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 22, 2021, there were 47 holders of record of the Company’s class A common stock and 317 holders of record of the Company’s common stock (including nominee holders such as banks and brokerage firms who hold shares for beneficial owners), although we believe that the number of beneficial owners is much higher. The Company’s common stock is traded on the New York Stock Exchange under the symbol “MOV” and on March 22, 2021, the closing price of the Company’s common stock was $23.42. Each share of common stock is entitled to one vote per share and each share of class A common stock is entitled to 10 votes per share on all matters submitted to a vote of the shareholders. Each holder of class A common stock is entitled to convert, at any time, any and all such shares into the same number of shares of common stock. Each share of class A common stock is converted automatically into common stock in the event that the beneficial or record ownership of such shares of class A common stock is transferred to any person, except to certain family members or affiliated persons deemed “permitted transferees” pursuant to the Company’s Restated Certificate of Incorporation as amended. The class A common stock is not publicly traded and, consequently, there is currently no established public trading market for these shares.

In light of the uncertainty caused by the COVID-19 pandemic, the Company did not pay cash dividends on its common stock and class A common stock during fiscal 2021, and the Company’s corporate credit facility was amended in June 2020 to temporarily prohibit the declaration of dividends and share repurchases. However, on January 11, 2021, with the consent of its bank group, the Company’s Board of Directors declared a cash dividend of $0.10 per share, payable on February 5, 2021, to shareholders of record on January 21, 2021. In addition, effective as of the date of this annual report on Form 10-K, the corporate credit facility’s temporary prohibition on the declaration of dividends and share repurchases was eliminated as a result of the Company’s achievement of certain financial milestones as of and for the periods ending January 31, 2021. See Item 7, “Management’s Discussion and Analysis of Financial Position and Results of Operations – Liquidity and Capital Resources.” On March 25, 2021, the Board of Directors approved the payment of a cash dividend in the amount of $0.20 for each share of the Company’s outstanding common stock and class A common stock. The dividend will be paid on April 21, 2021 to all shareholders of record as of the close of business on April 7, 2021. Although the Company currently expects to continue to declare cash dividends in the future, the decision whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

On August 29, 2017, the Board approved a share repurchase program under which the Company was authorized to purchase up to $50.0 million of its outstanding common stock from time to time. This authorization expired on August 29, 2020. During the fiscal year ended January 31, 2021, the Company did not repurchase any shares of its common stock and such repurchases were temporarily prohibited by the terms of the June 2020 amendment to the Company’s corporate credit facility. As explained above, such prohibition was eliminated as of the date of this annual report on Form 10-K. See Item 7, “Management’s Discussion and Analysis of Financial Position and Results of Operations – Liquidity and Capital Resources.” On March 25, 2021, the Board approved a share repurchase program under which the Company is authorized to purchase up to $25.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. Under this share repurchase program, the Company is permitted to purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise. This authorization expires on September 30, 2022.

At the election of an employee, upon the vesting of a stock award or the exercise of a stock option, shares of common stock having an aggregate value on the vesting of the award or the exercise date of the option, as the case may be, equal to the employee’s withholding tax obligation may be surrendered to the Company by netting them from the vested shares issued. Similarly, shares having an aggregate value equal to the exercise price of an option may be tendered to the Company in payment of the option exercise price and netted from the shares of common stock issued upon the option exercise. An aggregate of 49,283 shares were repurchased during the fiscal year ended January 31, 2021 as a result of the surrender of shares of common stock in connection with the vesting of certain restricted stock awards and stock options.

The following table summarizes information about the Company’s purchases of shares of its common stock in the fourth quarter of fiscal 2021.

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
November 1, 2020 – November 30, 2020	—	—	—	—
December 1, 2020 – December 31, 2020	—	—	—	—
January 1, 2021 – January 31, 2021	—	—	—	—
Total	—	—	—	—

PERFORMANCE GRAPH

The performance graph set forth below compares the cumulative total shareholder return of the Company’s shares of common stock for the last five fiscal years through the fiscal year ended January 31, 2021 with that of the Broad Market (NYSE Stock Market – U.S. Companies), the S&P SmallCap 600 Index and the Russell 2000 Index. Each index assumes an initial investment of $100 on January 31, 2016 and the reinvestment of dividends (where applicable).

Comparison of Cumulative Five Year Total Return $250 $200 $150 $100 $50 $0 01/31/16 01/31/17 01/31/18 01/31/19 01/31/20 01/31/21 Movado Group, Inc. S&P SmallCap 600 Index NYSE Composite Index  Russell 2000 Index

Company Name / Index	1/31/16	1/31/17	1/31/18	1/31/19	1/31/20	1/31/21
Movado Group, Inc.	100.00	107.93	124.15	132.18	73.62	88.75
S&P SmallCap 600 Index	100.00	134.34	156.59	154.64	164.80	202.99
NYSE (U.S. Companies)	100.00	119.63	146.03	137.82	156.52	169.59
Russell 2000 Index	100.00	133.53	156.47	150.96	164.86	214.61

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

	Fiscal Year Ended January 31,
	2021	2020	2019	2018	2017
Statement of income data:
Net sales	$506,397	$700,966	$679,567	$567,953	$552,752
Cost of sales (1) (6) (8) (10) (11)	235,898	326,077	310,209	269,875	257,935
Gross profit	270,499	374,889	369,358	298,078	294,817
Selling, general and administrative (1) (2) (6) (8) (10) (11) (12)	256,707	331,898	307,161	254,878	240,836
Impairment of goodwill and intangible assets (3)	155,919	—	—	—	—
Operating/(loss) income (1) (2) (3) (6) (8) (10) (11) (12)	(142,127)	42,991	62,197	43,200	53,981
Other income/(expense) (4) (7) (13)	1,659	15,356	—	—	(1,282)
Interest expense	(1,959)	(930)	(771)	(1,510)	(1,464)
Interest income	45	86	307	452	219
(Loss)/income before income taxes	(142,382)	57,503	61,733	42,142	51,454
(Benefit)/provision for income taxes (5) (9)	(31,188)	15,124	162	57,367	16,315
Net (loss)/income	(111,194)	42,379	61,571	(15,225)	35,139
Less: Net income/(loss) attributable to noncontrolling interests	324	(320)	(53)	—	78
Net (loss)/income attributable to Movado Group, Inc.	$(111,518)	$42,699	$61,624	$(15,225)	$35,061
Basic income per share:
Weighted basic average shares outstanding	23,239	23,123	23,197	23,073	23,070
Net (loss)/income per share attributable to Movado Group, Inc.	$(4.80)	$1.85	$2.66	$(0.66)	$1.52
Diluted income per share:
Weighted diluted average shares outstanding	23,239	23,297	23,600	23,073	23,267
Net (loss)/income per share attributable to Movado Group, Inc.	$(4.80)	$1.83	$2.61	$(0.66)	$1.51
Cash dividends paid per share (14)	$-	$0.80	$0.80	$0.52	$0.52
Balance sheet data (end of period):
Working capital (15)	$373,980	$355,254	$355,463	$381,304	$433,378
Total assets (16) (17)	$719,257	$847,308	$759,701	$645,380	$607,802
Total long-term debt	$21,230	$51,910	$50,280	$—	$25,000
Total equity	$427,334	$527,244	$496,655	$470,335	$473,993

(1)

Fiscal 2021 cost of sales and selling, general and administrative expenses include pre-tax charges of $0.7 million and $11.9 million, respectively, related to the corporate initiatives that the Company took in response to the impact on its business due to the COVID-19 pandemic.

(2)

Fiscal 2021 selling, general and administrative expenses include a pre-tax charge of $1.6 million related to amortization of acquired intangible asset and accounting adjustments resulting from the MVMT acquisition and $2.7 million related to the amortization of intangible assets resulting from the Olivia Burton acquisition.

(3)

As a result of the economic conditions caused by the response to the COVID-19 pandemic, the Company performed a quantitative assessment of its goodwill and long-lived intangible assets at April 30, 2020. The Company recorded goodwill impairment of $133.7 million related to the Company’s Watch and Accessory Brands reporting unit as the carrying value of goodwill exceeded the fair value at April 30, 2020. The Company also recorded a $22.2 million impairment charge related to MVMT’s trade name and customer relationship as the carrying amount of these long-lived intangible assets exceeded the fair value.

(4)

Fiscal 2021 other income includes a pre-tax gain on sale of a non-operating asset related to a sale of a building in an international location of $1.3 million and pre-tax income of $0.3 million related to the non-service component of the Company’s Swiss pension plan.

(5)

Fiscal 2021 benefit for income taxes includes a benefit of $10.2 million related to the incremental benefit resulting from the available carryback of NOL’s permitted under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).

(6)

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

(7)

Fiscal 2020 other income consists of a change in contingent consideration related to updated revenue and EBITDA (as defined in the acquisition agreement) performance expectations during the earn-out period for MVMT.

(8)

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

(9)

Fiscal 2019 provision for income taxes includes a benefit of $7.4 million related to the Tax Cuts and Jobs Act (“2017 Tax Act”) in accordance with Staff Accounting Bulletin No. 118, and a benefit of $5.0 million related to other foreign tax items. Fiscal 2018 provision for income taxes include a provisional charge of $45.0 million related to the 2017 Tax Act.

(10)

Fiscal 2018 cost of sales include a pre-tax charge of $0.8 million and selling, general and administrative expenses include a pre-tax charge of $6.0 million, related to transaction charges and the amortization of acquisition accounting adjustments associated with the purchase of the Olivia Burton brand.

(11)

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

(12)

Fiscal 2017 selling, general and administrative expenses include a pre-tax charge of $1.8 million, as a result of the immediate vesting of stock awards and certain other compensation related to the announcement of the retirement of the Company’s former Vice Chairman and Chief Operating Officer, in fiscal 2017.

(13)	Fiscal 2017 other expense consists of a pre-tax charge of $1.3 million for the impairment of a long-term investment in a privately held company.
(14)

On January 11, 2021, with the consent of its bank group, the Company’s Board of Directors declared a cash dividend of $0.10 per share, payable on February 5, 2021, to shareholders of record on January 21, 2021.

(15)

The Company defines working capital as current assets less current liabilities. As a result of early adoption of ASU 2015-17, “Income Taxes: Balance Sheet Classification of Deferred Taxes” during fiscal 2016, current deferred tax liabilities and assets were reclassified to non-current in all periods presented.

(16)	In Fiscal 2021 the decrease in total assets is primarily due to the impairment charges related to goodwill of $133.7 million and impairment charges related to intangible assets of $22.2 million.
(17)

In Fiscal 2021 and 2020 total assets include $76.1 million and $89.5 million, respectively, of operating lease right-of-use assets recorded as a result of the Company’s adoption of ASU 2016-02 on February 1, 2019.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Net Sales

The Company operates and manages its business in two principal business segments: Watch and Accessory Brands and Company Stores. The Company also operates in two geographic locations: United States and International.

The Company divides its watch and accessory business into two principal categories: the owned brands category and the licensed brands category. The owned brands category consists of the Movado®, Concord®, Ebel®, Olivia Burton® and MVMT® brands. Products in the licensed brands category include the following brands manufactured and distributed under license agreements with the respective brand owners: Coach®, Tommy Hilfiger®, Hugo Boss®, Lacoste®, and SCUDERIA FERRARI®.

The primary factors that influence annual sales are general economic conditions in the Company’s U.S. and international markets, new product introductions, the level and effectiveness of advertising and marketing expenditures and product pricing decisions.

57.6% of the Company’s total sales are from international markets (see Note 20 to the Consolidated Financial Statements), and therefore reported sales made in those markets are affected by foreign exchange rates. The Company’s international sales are primarily billed in local currencies (predominantly Euros, British Pounds and Swiss Francs) and translated to U.S. dollars at average exchange rates for financial reporting purposes.

The Company divides its business into two major geographic locations: United States operations, and International, which includes the results of all other non-U.S. Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s International operations in Europe, the Middle East, the Americas (excluding the United States), and Asia account for 37.4%, 7.3%, 6.6% and 6.3%, respectively, of the Company’s total net sales for fiscal 2021. A vast majority of the Company’s tangible International assets are owned by the Company’s Swiss and Hong Kong subsidiaries.

The Company’s business is seasonal. There are two major selling seasons in the Company’s markets: the spring season, which includes school graduations and several holidays; and, most importantly, the Christmas and holiday season. Major selling seasons in certain international markets center on significant local holidays that occur in late winter or early spring. The Company’s net sales historically have been higher during the second half of the fiscal year. The second half of each fiscal year accounted for 68.8% and 56.6% of the Company’s net sales for the fiscal years ended January 31, 2021 and 2020, respectively.

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

In December 2019, COVID-19 emerged and subsequently spread worldwide. The World Health Organization declared COVID-19 a pandemic in March 2020, resulting in federal, state and local governments and other authorities mandating various restrictions, including travel restrictions, quarantines and other social distancing requirements. The Company’s operating results for the fiscal year ended January 31, 2021 were materially impacted by the COVID-19 pandemic. See “The COVID-19 pandemic has materially affected how we and our customers and suppliers operate, and the duration and extent to which COVID-19, new strains or variants, or other public health threats and epidemics will impact our future results of operations and overall financial performance remains uncertain” under Item 1A. Risk Factors, above.

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

Cost of sales of the Company’s products consists primarily of costs for raw materials, component costs, royalties, depreciation, amortization, assembly costs, shipping to customers, design costs and unit overhead costs associated with the Company’s supply chain operations predominately in Switzerland and Asia. The Company’s supply chain operations consist of logistics management of assembly operations and product sourcing predominately in Switzerland and Asia and minor assembly in Switzerland. A majority of the Swiss watch movements used in the manufacture of Movado, Ebel and Concord watches are purchased from two suppliers, one of which is a wholly-owned subsidiary of one of the Company’s competitors. That competitive supplier announced in February 2021 that it will no longer sell mechanical Swiss movements to third parties. Although mechanical movements are only used in a relatively small number of the Company’s watch styles, the elimination of a source of supply could make it more difficult for the Company to satisfy its requirements for mechanical movements. Through productivity improvement efforts, the Company has controlled the level of overhead costs and maintained flexibility in its cost structure by outsourcing a significant portion of its component and assembly requirements.

Since a significant amount of the Company’s product costs are incurred in Swiss Francs, fluctuations in the U.S. dollar/Swiss Franc exchange rate can impact the Company’s cost of goods sold and, therefore, its gross margins. The Company reduces its exposure to the Swiss Franc exchange rate risk through a hedging program. Under the hedging program, the Company manages most of its foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. In the event these exposures do not offset, the Company has the ability to hedge its Swiss Franc purchases using a combination of forward contracts and purchased currency options. The Company’s hedging program mitigated the impact of the exchange rate fluctuations on product costs and gross margins for fiscal years 2021 and 2020.

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

Impairment of Goodwill and Intangible Assets

As a result of the economic conditions caused by the response to the COVID-19 pandemic, the Company performed a quantitative assessment of its goodwill and long-lived intangible assets at April 30, 2020. The Company recorded a goodwill impairment of $133.7 million related to the Company’s Watch and Accessory Brands reporting unit, as the carrying value of goodwill exceeded the fair value at April 30, 2020. The Company also recorded a $22.2 million impairment charge related to MVMT’s trade name and customer relationships as the carrying amount of these long-lived intangible assets exceeded the fair value.

Other Non-Operating Income

The Company recorded a gain on sale of a non-operating asset of $1.3 million related to a sale of a building in an international location for the fiscal year ended January 31, 2021.

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

Revenue Recognition

In the wholesale channel, revenue is recognized and recorded when a contract is in place, obligations under the terms of a contract with the customer are satisfied and control is transferred to the customer. Such revenue is measured as the ultimate amount of consideration the Company expects to receive in exchange for transferring goods including variable consideration. The Company considers transfer of control passes to the wholesale customer upon shipment or upon receipt depending on the agreement with the customer and shipping terms. Control passes to outlet store customers at the time of sale and to substantially all e-commerce upon shipment. Prior to January 1, 2021, the requirement for recognizing revenue for e-commerce was met upon delivery to the customer. Factors considered in the transfer of control include the right to payment, transfer of legal title, physical possession and customer acceptance of the goods and whether the significant risks and rewards for the goods belong with the customer. The Company records estimates of variable consideration, which includes sales returns, markdowns, volume-based programs and sales and cash discount allowances as a reduction of revenue in the same period that the sales are recorded. These estimates are based upon the expected value method considering all reasonably available information including historical analysis, customer agreements and/or currently known factors that arise in the normal course of business. Returns, discounts and allowances have historically been within the Company’s expectations and the provisions established. The future provisional rates may differ from those experienced in the past. Taxes imposed by governmental authorities on the Company's revenue-producing activities with customers, such as sales taxes and value added taxes, are excluded from net sales.

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

The Company performs its annual impairment assessment of goodwill at the beginning of the fourth quarter of each fiscal year. The Company determined that there was no impairment in fiscal 2020. During the three months ended April 30, 2020, in light of the COVID-19 pandemic that resulted in the closing of the Company’s stores and of the vast majority of the stores of the Company’s wholesale customers (resulting in a decrease in revenues and gross margin), a decrease in customer spending and the recent decline in the Company’s market capitalization, the Company concluded that a triggering event had occurred during the first quarter, resulting in the need to perform a quantitative interim impairment assessment over the Company’s Olivia Burton, MVMT and Company Stores’ long-lived assets as well as the Watch and Accessory Brands reporting unit.

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

The key estimates and assumptions used in the discounted cash flows model included the Company’s discount rate, revenue growth rates, EBIT margins and long-term growth rate. The Company’s assumptions were based on the actual historical performance of the reporting units and took into account the recent severe and continued weakening of operating results as well as the anticipated rate of recovery, and implied risk premiums based on market prices of the Company’s common stock as of the assessment date. The significant estimates in the market approach model included identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and earnings multiples in estimating the fair value of the reporting unit. The excess of the Watch and Accessory Brands unit’s carrying value over the estimate of the fair value was recorded in the Watch and Accessory Brands segment as the goodwill impairment charge in the first quarter of 2021, totaling $133.7 million which resulted in zero goodwill remaining.

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

Allowance for Doubtful Accounts

In the first quarter of 2021, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). As a result of adoption, the Company replaced its methodology in determining the allowance for doubtful accounts which was based on an analysis of the aging of accounts receivable, assessments of collectability based on historical trends, the financial condition of the Company’s customers and an evaluation of economic conditions with a methodology that reflects expected credit losses and requires the use of a forward-looking expected credit loss rate for its trade accounts receivables. The adoption had no material impact on the Company’s Consolidated Financial Statements.

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

The Company performs an impairment review of its long-lived assets once events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. When such a determination has been made, management compares the carrying value of the asset groups with their estimated future undiscounted cash flows. If it is determined that an impairment has occurred, the fair value of the asset group is determined and compared to its carrying value. The excess of the carrying value over the fair value, if any, is recognized as a loss during that period. The impairment is calculated as the difference between asset carrying values and their estimated fair values. Other than as it relates to intangibles, as described above, no impairment charge was recorded in fiscal 2021 or in fiscal 2020, respectively.

Warranties

All watches sold by the Company come with limited warranties covering the movement against defects in material and workmanship for periods ranging from two to three years from the date of purchase, with the exception of Tommy Hilfiger watches, for which the warranty period is two to ten years. In addition, the warranty period is five years for the gold plating on certain Movado watch cases and bracelets. The Company records an estimate for future warranty costs based on historical repair costs. Warranty costs have historically been within the Company’s expectations and the provisions established. If such costs were to substantially exceed estimates, they could have an adverse effect on the Company’s operating results.

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

Contingent Consideration

Under the MVMT acquisition agreement (see Note 4 to the Company’s consolidated financial statements), the estimated fair value of the contingent consideration was determined using a Monte Carlo simulation with key assumptions that include revenue and brand EBITDA (as defined in the acquisition agreement), volatilities, estimated discount rates, risk-free interest rate, and correlation. Each reporting period after the acquisition, the Company will revalue the contingent purchase price liability and record increases or decreases in the fair value of the liability in its Consolidated Statements of Operations. Changes in fair value can result from the estimated achievement of the revenue and brand EBITDA performance hurdles, and movement in discounts rates, volatilities, and the other key assumptions. The inputs and assumptions are not observable in the market but reflect the assumptions the Company believes would be made by a market participant. The possible outcomes for the contingent consideration range from $0 to $100 million on an undiscounted basis. As a result, changes in the estimated fair value of the contingent consideration over time may result in significant volatility in the Company’s reported earnings.

Based on updated revenue and EBITDA (as defined in the acquisition agreement) performance expectations during the earn-out period for MVMT, the Company remeasured the contingent consideration to $1.9 million at July 31, 2019 and to zero at January 31, 2020. Of the $16.9 million decrease in the liability, $15.4 million is included in non-operating income (portion of contingent consideration allocated to purchase price) in the Consolidated Statements of Operations for the fiscal year ended January 31, 2020, and 0.5 million and $1.0 million are reflected as a reduction of deferred compensation (portion of contingent consideration allocated to deferred compensation based on future service requirements) within other current assets and other non-current assets, respectively, in the Consolidated Balance Sheets. As the remeasurement is not a direct benefit realized from operating the MVMT business, the Company has recorded the change in contingent consideration within non-operating income in the Consolidated Statements of Operations, and as such, has not included it in operating income for the Watch and Accessory Brands segment. Refer to Note 20 to the Company’s consolidated financial statements for Segment and Geographic Information.

Pension Benefit Obligation

The Company sponsors a plan in Switzerland. The pension expense and obligation are developed from actuarial valuations. Two critical assumptions in determining pension expense and obligations are discount rate and expected long-term return on plan assets. The Company will evaluate these assumptions annually. Other assumptions reflect demographic factors such as retirements, mortality and turnover and are evaluated periodically and updated to reflect actual experience. Actual results may differ from actuarial assumptions. The discount rate represents the market rate for high-quality AAA and AA-rated corporate bonds with durations corresponding to the expected durations of the benefit obligations and service time and is used to calculate the present value of the expected future cash flows for benefit obligations under the pension plan. A decrease in the discount rate increases the present value of pension benefit obligations. The discount rate used to determine the Company’s benefit obligation at January 31, 2021 is 0%. A 25-basis point increase in the discount rate would decrease the present value of pension obligation by approximately $0.5 million at January 31, 2021. The Company considers the current and expected asset allocations of the pension plan, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term return on plan assets. A 25 basis point decrease in the expected long-term return on plan assets would not have resulted in a material impact on the Company’s pension expense for fiscal 2021.

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

RECENT DEVELOPMENTS AND INITIATIVES

COVID-19

The COVID-19 pandemic and related public health measures materially impacted the Company’s operating results for the fiscal year ended January 31, 2021 and continue to materially affect how we and our customers and suppliers operate our businesses. For example, temporary closures and other restrictions affecting brick and mortar retail stores resulted in sales declines in the Company’s outlet stores and in its wholesale business relative to the prior year period. These declines were partially offset by strong growth in e-commerce sales, by both the Company and many of its retail customers. In addition, during the 2021 fiscal year, the Company implemented remote work policies and employed additional safety measures for people continuing critical on-site work. These policies and measures caused strain for, and may have adversely impacted the productivity of, certain employees, and these conditions may persist and harm our business, including future operating results.

The Company expects adverse impacts on net sales to continue into fiscal 2022 in its retail and wholesale channels as consumers continue to follow social distancing requirements or recommendations and other safety measures, which may decrease demand for our products as consumers have fewer occasions to use and wear our products, as well as face layoffs and other negative economic impacts from the COVID-19 outbreak that adversely affect their disposable income and discretionary purchases. These trends could worsen if either COVID-19 infections increase as new variants and strains emerge or treatments and vaccines are not as effective as expected. The ongoing impact of the outbreak of COVID-19 on the Company’s liquidity, revenues, impairment considerations surrounding the Company’s long-lived assets and results of operations cannot be reasonably predicted at this time due to the high level of uncertainty regarding future developments, the duration of containment measures, the speed at which vaccines are administered to the general public and the timeline for recovery. The global macroeconomic effects of the pandemic as well as the microeconomic effects on our customers, consumers and their purchasing decisions may persist for an undeterminable period even after the pandemic has subsided.

In response to this challenging environment, while the Company’s focus has remained on the health and safety of its associates, customers and business partners, the Company has taken and continues to take the following actions:

Revenue-Generating Activities

•	Optimizing the Company’s e-commerce platforms and ensuring that distribution centers remain operational across all major regions; and
•	Supporting the Company’s wholesale customers as local containment measures ease throughout the world.

Minimizing Non-Essential Operating Costs Across All Key Areas of Spend

•

Driving SG&A savings by minimizing non-essential operating costs, right-sizing marketing expenses to the lower revenue base while maintaining a focus on digital, and driving procurement savings, including by reducing third party services. These initiatives resulted in fiscal 2021 SG&A savings of approximately $90 million (Organizational Costs savings of this $90 million are detailed below) as compared to the prior year. The Company anticipates that approximately half of these savings will recur in fiscal 2022.

Strengthening the Company’s Balance Sheet and Enhancing Financial Flexibility

•	Adapting our inventory management to more precisely take account of market conditions and expected demand; and
•	Reducing capital expenditures while prioritizing investment in high-return projects, particularly in digital.

Preserving Liquidity

•

Suspending the share repurchase program during fiscal 2021. The Company subsequently announced on March 25, 2021 the establishment of a new share repurchase program under which the Company is authorized to purchase up to $25.0 million of its outstanding common stock from time to time; and

•

Suspending the Company’s regular quarterly cash dividend during fiscal 2021. The Company subsequently paid a cash dividend of $0.10 per share on February 5, 2021 to shareholders of record on January 21, 2021 and declared an additional cash dividend of $0.20 per share payable on April 21, 2021 to shareholders of record on April 7, 2021.

Addressing Organizational Costs

•	Applied for and received an aggregate of approximately $6.0 million in government payroll subsidy programs in various countries in fiscal 2021 to mitigate payroll expense;
•	Furloughed approximately 80% of the Company’s North American workforce from early April generally through early August 2020, resulting in compensation expense savings of approximately $10.5 million;
•

Reduced salaries during the furlough period of all active salaried employees by 15% to 25%, except for Chairman and Chief Executive Officer Efraim Grinberg, who volunteered to forego all salary during the furlough period. The Board of Directors also waived the cash portion of their compensation during that period. These actions resulted in compensation expense savings of approximately $1.5 million;

•

Froze the Company’s match on executive deferred compensation plans and the Company’s 401(k) match from early April through the end of fiscal 2021, with such matches being resumed in the first quarter of fiscal 2022. The freeze resulted in compensation expense savings of approximately $1.3 million; and

•	Implemented a permanent workforce reduction that resulted in savings of approximately $9 million in fiscal 2021 and is expected to result in savings of approximately $16 million in fiscal year 2022.

The Company will continue to consider near-term demands and the long-term financial health of the business as steps are taken to mitigate the consequences of the COVID-19 pandemic and the uncertain business environment.

On March 27, 2020, Congress passed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which provides economic relief to assist American families and companies during the COVID-19 global pandemic. The CARES Act includes, among other things, provisions related to net operating loss carryback periods, refundable payroll tax credits and the delay of certain payroll taxes, and technical corrections to tax depreciation methods for qualified improvement property. The impacts of the CARES Act are included in the calculation of the Company’s effective tax rate. See Note 14– Income Taxes for more information.

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

RESULTS OF OPERATIONS

The following is a discussion of the results of operations for fiscal 2021 compared to fiscal 2020 along with a discussion of the changes in financial condition during fiscal 2021. For a discussion of our results of operations in fiscal year 2020 compared to fiscal year 2019, please see “Results of Operations” in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed with the SEC on March 26, 2020.

In light of the COVID-19 pandemic, the Company’s results of operations for fiscal 2021 should not be deemed indicative of the results that we will experience in fiscal 2022. See “Recent Developments and Initiatives” above. See also “The COVID-19 pandemic has materially affected how we and our customers and suppliers operate, and the duration and extent to which COVID-19, new strains or variants, or other public health threats and epidemics will impact our future results of operations and overall financial performance remains uncertain” under Item 1A. Risk Factors, above.

The following are net sales by business segment and geographic location (in thousands):

	Fiscal Year Ended January 31,
	2021	2020
Watch and Accessory Brands:
United States	$157,951	$216,171
International	289,411	396,227
Company Stores	59,035	88,568
Net sales	$506,397	$700,966

The following are net sales by category (in thousands):

	Fiscal Year Ended January 31,
	2021	2020
Watch and Accessory Brands:
Owned brands category	$178,173	$257,954
Licensed brands category	262,367	344,681
After-sales service and all other	6,822	9,763
Total Watch and Accessory Brands	447,362	612,398
Company Stores	59,035	88,568
Consolidated total	$506,397	$700,966

The following table presents the Company’s results of operations expressed as a percentage of net sales for the fiscal years indicated:

	Fiscal Year Ended January 31,
	2021	2020
Net sales	100.0%	100.0%
Gross margin	53.4%	53.5%
Selling, general and administrative expenses	50.7%	47.3%
Impairment of goodwill and intangible assets	30.8%	0.0%
Operating (loss)/income	(28.1%)	6.1%
Gain on sale of a non-operating asset	0.3%	0.0%
Other income	0.1%	0.0%
Change in contingent consideration	0.0%	2.2%
Interest expense	0.4%	0.1%
Interest income	0.0%	0.0%
(Benefit)/provision for income taxes	(6.2%)	2.2%
Noncontrolling interests	0.1%	0.0%
Net (loss)/income attributable to Movado Group, Inc.	(22.0%)	6.1%

Fiscal 2021 Compared to Fiscal 2020

Net Sales

Net sales in fiscal 2021 were $506.4 million, $194.6 million or 27.8% below the prior year. This decrease is primarily a result of the ongoing COVID-19 pandemic. For fiscal 2021, fluctuations in foreign currency exchange rates positively impacted net sales by $8.3 million when compared to the prior year.

Watch and Accessory Brands Net Sales

Net sales in fiscal 2021 in the Watch and Accessory Brands segment were $447.4 million, below the prior year period by $165.0 million, or 26.9%. The decrease in net sales was primarily attributable to the ongoing COVID-19 pandemic and the resultant closure of the stores of the Company’s wholesale customers during a portion of the period and continued restrictions on some stores of the Company’s wholesale customers during the period. There were decreases in net sales in both the United States and International locations of the Watch and Accessory Brands segment.

United States Watch and Accessory Brands Net Sales

Net sales in fiscal 2021 in the United States locations of the Watch and Accessory Brands segment were $158.0 million, below the prior year period by $58.2 million, or 26.9%, resulting from net sales decreases across most brands in both the owned and licensed brand categories due to the ongoing COVID-19 pandemic. The net sales recorded in the owned brands category decreased by $42.8 million, or 25.8%, and net sales recorded in the licensed brand category decreased $12.8 million, or 28.9%.

International Watch and Accessory Brands Net Sales

Net sales in fiscal 2021 in the International locations of the Watch and Accessory Brands segment were $289.4 million, below the prior year by $106.8 million, or 27.0%, which included fluctuations in foreign currency exchange rates which favorably impacted net sales by $8.3 million when compared to the prior year. The decrease in net sales was across all brands in both the owned and licensed brand categories due to the ongoing COVID-19 pandemic. The net sales decrease recorded in the owned brands category was $36.9 million, or 40.1% and is due to sales decreases primarily in Europe, the Americas (excluding the United States), Asia, and the Middle East. The net sales decrease in the licensed brands category was $69.6 million, or 23.1%, primarily due to net sales decreases in Europe, the Americas (excluding the United States), Asia and the Middle East.

Company Stores Net Sales

Net sales in fiscal 2021 in the Company Stores segment were $59.0 million, $29.5 million or 33.3% below the prior year period. The net sales decrease is primarily the result of the closure of the Company’s retail stores during a portion of the period in response to the COVID-19 pandemic and continued restrictions on some of the Company’s retail stores during the period in response to the COVID-19 pandemic. This decrease was partially offset by the addition of new stores that did not exist in the prior-year period but contributed to sales in the current period prior to and after the COVID-19 related closures that began in mid-March. As of January 31, 2021, all of the Company stores are open.

Gross Profit

Gross profit for fiscal 2021 was $270.5 million or 53.4% of net sales as compared to $374.9 million or 53.5% of net sales in the prior year. The decrease in gross profit of $104.4 million was primarily due to lower net sales while gross margin percentage remained relatively flat as compared to the prior year period. Gross margin percentage benefitted from cost savings of approximately 110 basis points and a positive impact of fluctuations in foreign currency exchange rates of approximately 30 basis points, offset by the decreased leveraging of certain fixed costs as a result of lower sales of approximately 130 basis points, corporate initiatives related to an increase in inventory reserves in response to the COVID-19 pandemic of approximately 10 basis points and additional U.S. special tariffs of approximately 10 basis points.

Selling, General and Administrative (“SG&A”)

SG&A expenses in fiscal 2021 were $256.7 million, representing a decrease from the prior year period of $75.2 million, or 22.7%, primarily from lower marketing expenses of $44.0 million; a decrease in payroll related expenses of $32.8 million primarily as a result of the furloughing of employees and temporary salary reductions starting at the beginning of April (with the majority of these actions ending in July), permanent staff reductions and government subsidies in response to the COVID-19 pandemic; a $4.4 million decrease in consulting and recruiting charges; a decrease of $4.1 million in travel and entertainment charges due to travel restrictions related to the COVID-19 pandemic; a decrease of $2.7 million in trade show costs due to the cancellation of a global customer event due to COVID-19 health concerns and travel restrictions; a decrease in amortization expense of $2.2 million as a result of a reduction in intangible assets due to the impairment taken during the current period; a decrease of $1.3 million in sales commissions; and a reduction in credit card fees of $0.7 million due to less sales in the current year period as compared to the prior year period. The decrease in SG&A was partially offset by an increase in corporate initiative charges primarily in response to the COVID-19 pandemic of $11.9 million consisting of $8.3 million in severance and payroll related, $1.5 million in write-off of unrefunded trade show deposits, $1.2 million in other restructuring charges and $0.9 million in additional accounts receivable reserves; and an increase in performance-based compensation of $9.8 million. For the year ended January 31, 2021, fluctuations in foreign currency rates related to the foreign subsidiaries negatively impacted SG&A expenses by $2.2 million when compared to the prior year.

Impairment of Goodwill and Intangible Assets

As a result of the economic conditions caused by the response to the COVID-19 pandemic, the Company performed a quantitative assessment of its goodwill and long-lived intangible assets at April 30, 2020. The Company recorded a goodwill impairment of $133.7 million related to the Company’s Watch and Accessory Brands reporting unit as the carrying value of goodwill exceeded the fair value at April 30, 2020. The Company also recorded a $22.2 million impairment charge related to MVMT’s trade name and customer relationships as the carrying amount of these long-lived intangible assets exceeded the fair value.

Watch and Accessory Brands Operating (Loss)/Income

For fiscal 2021 the Company recorded an operating loss of $152.7 million in the Watch and Accessory Brands segment which included goodwill and intangible assets impairment charges of $133.7 million and $22.2 million, respectively. Without these charges, for the twelve months ended January 31, 2021, the Company would have generated operating income of $3.2 million as compared to operating income of $29.5 million for the twelve months ended January 31, 2020, which includes $29.1 million and $29.0 million, respectively, of unallocated corporate expenses as well as $63.0 million and $73.3 million, respectively, of certain intercompany profits related to the Company’s supply chain operations. In addition to the assets impairments, the decrease in operating income was the result of a decrease in gross profit of $93.4 million, which included corporate initiative costs of $0.7 million comprising an increase in inventory reserves, partially offset by a decrease in SG&A expenses of $67.1 million when compared to the prior year period. The decrease in gross profit was primarily the result of lower sales, and to a lesser extent, lower gross margin percentage. The decrease in SG&A expenses of $67.1 million resulted primarily from lower marketing expenses of $43.8 million; a decrease in payroll related expenses of $27.9 million primarily as a result of the furloughing of employees and temporary salary reductions starting at the beginning of April (with the majority of these actions ending in July), permanent staff reductions and government subsidies in response to the COVID-19 pandemic; a $4.4 million decrease in consulting and recruiting charges a decrease of $3.8 million in travel and entertainment charges due to travel restrictions related to the COVID-19 pandemic; a decrease of $2.7 million in trade show costs due to the cancellation of a global customer trade show due to COVID-19 health concerns and travel restrictions; a decrease in amortization expense of $2.2 million as a result of a reduction in intangible assets due to the impairment taken during the current period; and a decrease of $0.6 million in sales commissions. The decrease in SG&A was partially offset by an increase in corporate initiative charges primarily in response to the COVID-19 pandemic of $11.9 million consisting of $8.3 million in severance and payroll related, $1.5 million in write-off of unrefunded trade show deposits, $1.2 million in other restructuring charges and $0.9 million in additional accounts receivable reserves; and an increase in performance-based compensation of $10.0 million. For the twelve months ended January 31, 2021, fluctuations in foreign currency exchange rates positively impacted the Watch and Accessory Brands segment operating loss by $1.2 million when compared to the prior year.

U.S. Watch and Accessory Brands Operating Loss

For fiscal 2021 the Company recorded an operating loss of $138.4 million in the United States locations of the Watch and Accessory Brands segment which included goodwill and impairment charges of $77.5 million and $22.2 million, respectively. Without these charges, for the twelve months ended January 31, 2021, operating loss would have been $38.7 million as compared to operating loss of $35.7 million for the twelve months ended January 31, 2020, which includes unallocated corporate expenses of $29.1 million and $29.0 million, respectively. In addition to the assets impairments, the increase in operating loss was the result of lower gross profit of $37.2 million, which reflected corporate initiative costs of $0.7 million comprising of an increase in inventory reserves, partially offset by lower SG&A expenses of $34.2 million. The decrease in gross profit of $37.2 million was due to lower sales and, to a lesser extent, a lower gross margin percentage. The decrease in SG&A expenses of $34.2 million resulted primarily from lower marketing costs of $25.0 million; a decrease in payroll related expenses of $16.6 million primarily as a result of the furloughing of employees and temporary salary reductions starting at the beginning of April (with the majority of these actions ending in July) and permanent staff reductions in response to the COVID-19 pandemic; a decrease in amortization expense of $2.2 million as a result of a reduction in intangible assets due to the impairment taken during the current period; a decrease of $1.8 million in travel and entertainment charges due to travel restrictions related to the COVID-19 pandemic; a decrease of $1.8 million in consulting and recruiting charges and a decrease of $0.3 million in sales commissions. The decrease in SG&A was partially offset by an increase in corporate initiative charges primarily in response to the COVID-19 pandemic of $7.3 million consisting of $6.3 million in severance and payroll related and $1.0 million in other restructuring charges; and an increase in performance-based compensation of $7.1 million.

International Watch and Accessory Brands Operating (Loss)/Income

For fiscal 2021 the Company recorded an operating loss of $14.3 million in the International locations of the Watch and Accessory Brands segment which included goodwill impairment charges of $56.2 million. Without these charges, for the twelve months ended January 31, 2021, the Company would have generated operating income of $41.9 million as compared to operating income of $65.2 million for the twelve months ended January 31, 2020, which amounts include $63.0 million and $73.3 million, respectively, of certain intercompany profits related to the Company’s International supply chain operations. In addition to the goodwill impairment charges, the decrease in operating income was primarily related to lower gross profit of $56.2 million, partially offset by lower SG&A expenses of $32.9 million. The decrease in gross profit of $56.2 million was primarily related to lower net sales, partially offset by a higher gross margin percentage. The decrease in SG&A expenses of $32.9 million resulted primarily from lower marketing costs of $18.8 million; a decrease in payroll related expense of $11.3 million primarily as a result of the furloughing of employees and temporary salary reductions starting at the beginning of April (with the majority of these actions ending in July), permanent staff reductions and government subsidies in response to the COVID-19 pandemic; a decrease of $2.7 million in trade show costs due to cancellation of a global customer event due to COVID-19 health concerns and travel restrictions; a decrease of $2.6 million in consulting and recruiting charges; a decrease of $2.0 million in travel and entertainment charges due to travel restrictions related to the COVID-19 pandemic; and a decrease of $0.3 million in sales commissions. The decrease in SG&A was partially offset by an increase in corporate initiative charges primarily in response to the COVID-19 pandemic of $4.6 million consisting of $2.0 million in severance and payroll related, $1.5 million in write-off of unrefunded trade show deposits, $0.9 million in additional accounts receivable reserves and $0.2 million in other restructuring charges; and an increase in performance-based compensation of $2.9 million. Fluctuations in foreign currency exchange rates positively impacted operating loss by $1.2 million when compared to the prior year.

Company Stores Operating Income

The Company recorded operating income of $10.5 million and $13.5 million in the Company Stores segment for fiscal 2021 and 2020, respectively. The decrease in operating income of $3.0 million was primarily related to lower gross profit of $11.0 million mainly due to lower sales, partially offset by lower SG&A expenses of $8.0 million and a higher gross margin percentage. The decrease in SG&A expenses was primarily due to a decrease in payroll related expenses of $4.9 million primarily due to the closing of the Company’s stores and the furloughing of employees during portions of the period due to the COVID-19 pandemic; a decrease of $0.7 million in credit card fees due to less sales in the current year period as compared to the prior year period; a decrease of $0.7 million in sales commissions; and a decrease in travel and entertainment charges of $0.3 million due to travel restrictions related to the COVID-19 pandemic. As of January 31, 2021, and 2020, the Company operated 47 retail outlet locations.

Other Non-Operating Income

The Company recorded a gain on sale of a non-operating asset of $1.3 million related to a sale of a building in an international location for fiscal 2021.

The Company recorded other income of $0.3 million related to the non-service components of the Company’s Swiss pension plan for fiscal 2021.

Based on updated revenue and EBITDA (as defined in the MVMT acquisition agreement) performance expectations during the earn-out period for MVMT, the Company recorded a non-cash gain on remeasurement of the contingent consideration of $15.4 million for fiscal 2020.

Interest Expense

Interest expense was $2.0 million for fiscal 2021 as compared to $0.9 million for fiscal 2020. The increase was due to higher weighted average interest rate and higher weighted average borrowings outstanding under the Company’s revolving credit facility during fiscal 2021 as compared to fiscal 2020.

Income Taxes

The Company recorded an income tax benefit of $31.2 million and an income tax provision of $15.1 million for fiscal 2021 and 2020, respectively.

The effective tax rate for fiscal 2021 was 21.9%, and differed from the U.S. statutory tax rate of 21.0% primarily due to the CARES Act NOL Carryback Provision and related tax effects, and U.S. state net operating loss carryforwards generated in the current fiscal year, partially offset by impairments of the portion of goodwill of the Watch and Accessory Brands reporting unit which is not tax deductible. The effective rate for fiscal 2020 was 26.3%, and differed from the U.S. statutory tax rate of 21.0% primarily due to a limitation on a portion of the foreign tax credits related to GILTI tax.

Net (Loss)/ Income Attributable to Movado Group, Inc.

The Company recorded net loss attributable to Movado Group, Inc. of $111.5 million and net income attributable to Movado Group, Inc. of $42.7 million for fiscal 2021 and 2020, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2021 and January 31, 2020, the Company had $223.8 million and $185.9 million, respectively, of cash and cash equivalents. Of this total, $150.9 million and $121.3 million, respectively, consisted of cash and cash equivalents at the Company’s foreign subsidiaries.

The Company believes that cash flows from operations, including the impact of the Company corporate initiatives, combined with existing cash on hand and amounts available under its credit lines provide adequate funds to support its operating, capital and debt service requirements for the next twelve months subsequent to the issuance of these financial statements. During fiscal 2021 the Company’s cash generated from operations was negatively impacted due to widespread closures of the Company’s retail locations and the Company’s wholesale customers’ stores as a result of the COVID-19 pandemic. The Company entered this period of uncertainty with a healthy liquidity position, and it took actions to enhance the Company’s financial liquidity and flexibility, including minimizing all non-essential operating expenses (including marketing, travel and consulting services), reevaluating all capital expenditures, furloughing approximately 80% of the Company’s North American workforce during March through June and temporarily reducing the work-rate of international employees while applying for available government payroll subsidies in accordance with local government guidelines and programs, suspending the Company’s share repurchase program and regular quarterly dividend during fiscal 2021, reducing salaries and suspending Board of Director fees from April through June 2020, amending license agreements to reduce its royalty obligations in fiscal 2021, and negotiating rent deferrals or other arrangements in respect of its rent obligations for all of its Company Stores and certain other leases. As a precautionary measure, the Company borrowed an additional $30.9 million under its revolving credit facility in March 2020 and amended its revolving credit facility to modify some of its financial covenants. Effective as of the date of this annual report on Form 10-K, certain of these modifications were eliminated as a result of the Company’s achievement of certain milestones as of and for the periods ending January 31, 2021, as described below. During the second, third and fourth quarter of fiscal 2021, the Company repaid $36.8 million, $10.9 million and $16.8 million, respectively, under its revolving credit facility. At January 31, 2021, $21.2 million remained outstanding under the Company’s revolving facility. Although the Company believes it has adequate sources of liquidity over the long term, continued uncertainty surrounding the COVID-19 pandemic, an economic recession or a slow recovery could adversely affect the Company’s business and liquidity.

At January 31, 2021 the Company had working capital of $374.0 million as compared to $355.3 million at January 31, 2020. The increase in working capital was primarily the result of additional cash of $37.9 million partially offset by lower inventory levels as the Company continues to monitor its inventory levels to align with expected sales. The Company defines working capital as the difference between current assets and current liabilities.

The Company had $68.4 million of cash provided by operating activities for fiscal 2021 as compared to $32.1 million for fiscal 2020. Cash provided by operating activities for fiscal 2021 included net loss attributable to the Movado Group, Inc. of $111.5 million, positively adjusted by $162.6 million related to non-cash items. Cash provided by operating activities included a decrease in investment in inventories of $21.6 million, an increase in accrued payroll of $11.3 million primarily due to an increase in performance-based compensation and an increase in severance accrual as a result of the Company’s corporate initiatives and an increase in accrued liabilities of $4.5 million primarily as a result of timing of payments. Cash used by operating activities for fiscal

2021 included an increase in income taxes receivable of $21.0 primarily due to the Company’s net loss in fiscal 2021 and a decrease of $7.8 million in accounts payable as a result of timing of payments.

Cash used in investing was $1.9 million for fiscal 2021 as compared to $13.4 million for fiscal 2020. The cash used in fiscal 2021 was primarily related to capital expenditures of $3.0 million primarily due to website platform upgrades and the construction of shop-in-shops at some of the Company’s wholesale customers, partially offset by proceeds from a sale of a non-operating asset in Switzerland of $1.3 million.

The Company expects that capital expenditures in fiscal 2022 will be approximately $10.0 million as compared to $3.0 million in fiscal 2021. The capital spending will be primarily for projects in the ordinary course of business including facilities improvements, shop-in-shops, website development, computer hardware and software and tooling costs. The Company has the ability to manage a portion of its capital expenditures on discretionary projects.

Cash used by financing activities was $34.4 million for fiscal 2021 as compared to $23.9 million for fiscal 2020. The cash used in fiscal 2021 included net repayment of bank borrowings of $33.6 million (net of proceeds from borrowings of $30.9 million) and $0.3 million in debt issuance cost resulting from the Company amending its revolving credit facility. In response to the COVID-19 pandemic, the Company suspended its quarterly dividends and share repurchases during fiscal 2021. However, on January 11, 2021, with consent of its bank group, the Company’s Board of Directors declared a cash dividend of $0.10 per share, payable on February 5, 2021 to shareholders of record on January 21, 2021. In addition, on March 25, 2021, the Board of Directors approved the payment of a cash dividend in the amount of $0.20 for each share of the Company’s outstanding common stock and class A common stock. The dividend will be paid on April 21, 2021 to all shareholders of record as of the close of business on April 7, 2021. The Company paid $18.4 million in dividends and $4.2 million in share repurchases during fiscal 2020.

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

On June 5, 2020, the Company and its lenders entered into an amendment (the “Second Amendment”) to the Credit Agreement effective as of July 31, 2020.  Among other things, the Second Amendment provided for the following temporary relief with respect to the financial maintenance covenants in the Credit Agreement from April 30, 2020 through the date on which the Company delivers a compliance certificate in respect of the period ended July 31, 2021 (or earlier if the Company demonstrates satisfaction of certain earnings and leverage milestones) (the “Suspension Period”): (i) the maximum consolidated leverage ratio was increased from 2.50 to 1.0 to 2.75 to 1.0 for the four quarter period ended April 30, 2020 and suspended thereafter until the end of the Suspension Period when it would resume at 2.50 to 1.0 and (ii) the minimum EBITDA covenant levels were reduced. In addition, the Second Amendment provided that (i) through April 30, 2021, the Company was required to maintain minimum liquidity (comprised of unrestricted cash and cash equivalents and unutilized commitments under the Credit Agreement) of $100.0 million, (ii) during the Suspension Period, certain covenants, including covenants related to dividends, share repurchases, debt incurrence, investments and capital expenditures, were tightened and (iii) during the Suspension Period, the interest rate for borrowings under the Credit Agreement was increased to LIBOR plus 2.75% per annum and the commitment fee in respect of the unutilized commitments was increased to 0.45% per annum. In addition, the Second Amendment permanently increased the LIBOR floor for loans under the Credit Agreement from 0% to 1.00% and permanently reduced the minimum EBITDA financial covenant level to $35.0 million starting with the four-quarter period ending July 31, 2021. On January 11, 2021, the lenders party to the Credit Agreement granted the Company a written consent permitting the Company to pay up to two cash dividends to equity holders that would not otherwise be permitted by the Credit Agreement. Specifically, the consent permitted the Company to pay two dividends prior to May 31, 2021 in an aggregate amount not to exceed $5 million. On February 5, 2021, the Company paid the first such dividend, in an aggregate amount of $2.3 million, to shareholders of record as of January 21, 2021. Effective as of the date of this annual report on Form 10-K, the suspension Period has ended as a result of the Company’s achievement of certain financial milestones as of and for the periods ending January 31, 2021.

The foregoing summary of the Second Amendment is qualified by reference to the full text of the amendment, which is attached as Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the quarter ended April 30, 2020 and incorporated herein by reference.

As of January 31, 2021, and January 31, 2020, there was 10.0 million and 50.0 million in Swiss Francs, respectively (with a dollar equivalent of $11.2 million and $51.9 million, respectively), in addition to $10.0 million as of January 31, 2021, in loans outstanding under the Facility. Availability under the Facility was reduced by the aggregate number of letters of credit outstanding, issued in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at both January 31, 2021 and January 31, 2020. At January 31, 2021, the letters of credit have expiration dates through June 1, 2021. As of January 31, 2021, and January 31, 2020, availability under the Facility was $78.5 million and $47.8 million, respectively. For additional information regarding the Facility, see Note 9 – Debt and Lines of Credit to the Consolidated Financial Statements.

The Company had weighted average borrowings under the facility of $53.1 million and $51.1 million, with a weighted average interest rate of 2.59% and 1.00% during the fiscal 2021 and 2020, respectively.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified maturity with a Swiss bank. As of January 31, 2021, and 2020, these lines of credit totaled 6.5 million Swiss Francs for both periods, with a dollar equivalent of $7.3 million and $6.7 million, respectively. As of January 31, 2021, and 2020, there were no borrowings against these lines. As of January 31, 2021, and 2020, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.3 million, and $1.2 million, respectively, in various foreign currencies, of which $0.6 million, in both periods, was a restricted deposit as it relates to lease agreements.

Cash paid for interest, including unused commitments fees, was $1.7 million and $0.7 million during fiscal 2021 and 2020, respectively.

The Company did not pay cash dividends during fiscal 2021. The Company paid cash dividends of $0.80 per share or $18.4 million during fiscal 2020. However, on January 11, 2021, with the consent of its bank group, the Company’s Board of Directors declared a cash dividend of $0.10 per share, payable on February 5, 2021 to shareholders of record on January 21, 2021. In addition, on March 25, 2021, the Board of Directors approved the payment of a cash dividend in the amount of $0.20 for each share of the Company’s outstanding common stock and class A common stock. The dividend will be paid on April 21, 2021 to all shareholders of record as of the close of business on April 7, 2021. Although the Company currently expects to continue to declare cash dividends in the future the decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

On August 29, 2017, the Board approved a share repurchase program under which the Company was authorized to purchase up to $50.0 million of its outstanding common stock from time to time. This authorization expired on August 29, 2020. During fiscal 2021, the Company did not repurchase any shares of its common stock. On March 25, 2021, the Board approved a share repurchase program under which the Company is authorized to purchase up to $25.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. Under this share repurchase program, the Company is permitted to purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise. This authorization expires on September 30, 2022.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Payments due by period (in thousands):

	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Contractual Obligations:
Operating and Finance Lease Obligations (1)	$94,958	$18,067	$28,799	$20,948	$27,144
Purchase Obligations (2)	70,902	70,902	—	—	—
Other Long-Term Obligations (3)	307,817	64,373	145,709	77,760	19,975
Transition Tax (4)	21,504	2,264	6,508	12,732	—
Total Contractual Obligations	$495,181	$155,606	$181,016	$111,440	$47,119

(1)

Includes store operating and finance leases, which generally provide for payment of direct operating costs in addition to rent. These obligation amounts only include future minimum lease payments and exclude direct operating costs.

(2)

The Company had outstanding purchase obligations with suppliers at the end of fiscal 2021 for raw materials, finished watches and packaging in the normal course of business. These purchase obligation amounts do not represent total anticipated purchases but represent only amounts to be paid for items required to be purchased under agreements that are enforceable, legally binding and specify minimum quantity, price and term.

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

Liabilities for unrecognized income tax benefits are excluded from the table above as the Company is unable to reasonably predict the ultimate amount or timing of a settlement of such liabilities. See Note 14– Income Taxes for more information.

Long-term liabilities associated with the Company’s defined benefit plan in Switzerland are excluded from the table above due to the uncertainty of the timing of these cash disbursements. The amount and timing of cash funding related to these benefit plans will generally depend on local regulatory requirements, various economic assumptions and Company contributions.

Management’s estimate of contributions the Company will make to its Swiss pension plan for the fiscal year ending 2022 is approximately $1.1 million. In addition, total benefit payments to be paid to participants in the Swiss pension plan for the fiscal year ending 2022 from the Company’s plan are estimated to be approximately $0.3 million.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet financing or unconsolidated special-purpose entities.

Accounting Changes and Recent Accounting Pronouncements

See Note 3 to the accompanying audited consolidated financial statements for a description of recent accounting pronouncements which may impact the consolidated financial statements in future reporting periods.

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

As of January 31, 2021, the Company’s entire net forward contracts hedging portfolio consisted of 29.4 million Chinese Yuan equivalent, 6.0 million Swiss Francs equivalent, 10.9 million US Dollars equivalent, 16.6 million Euros equivalent and 0.7 million British Pounds equivalent with various expiry dates ranging through May 19, 2021, compared to a portfolio of 42.1 million Chinese Yuan equivalent, 22.0 million Swiss Francs equivalent, 17.9 million US Dollars equivalent, 29.9 million Euros equivalent and 4.4 million British Pounds equivalent with various expiry dates ranging through July 8, 2020, as of January 31, 2020. If the Company were to settle its Swiss Franc forward contracts at January 31, 2021, the net result would be an immaterial loss. As of January 31, 2021, the Company’s British Pound, Chinese Yuan, US Dollar and Euro forward contracts had no gain or loss. The Company had no cash flow hedges as of January 31, 2021 and January 31, 2020, respectively.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under its hedging program, the Company can purchase various commodity derivative instruments, primarily futures contracts. When held, these derivatives are documented as qualified cash flow hedges, and the resulting gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. The Company did not hold any future contracts in its gold hedge portfolio as of January 31, 2021 and 2020; thus, any changes in the gold purchase price will have an equal effect on the Company’s cost of sales.

Debt and Interest Rate Risk

Floating rate debt at January 31, 2021 and 2020 totaled $21.2 million (10 million in Swiss francs and $10 million) and $51.9 million (50 million in Swiss francs), respectively. The debt outstanding at January 31, 2021 is based on LIBOR plus 2.75% per annum. For fiscal 2021, the Company had weighted average borrowings of $53.1 million with a weighted average interest rate of 2.59%. The Company does not hedge these interest rate risks. Based on the average floating rate debt outstanding during fiscal 2021, a one-percent increase or decrease in the average interest rate during the period would have resulted in a change to interest expense of $0.4 million for the fiscal year ended January 31, 2021.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of January 31, 2021.

The Company’s internal control over financial reporting as of January 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in this report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended January 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

See Consolidated Financial Statements and Supplementary Data for the Report of Independent Registered Public Accounting Firm.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item will be included in the Company’s Proxy Statement for the 2021 annual meeting of shareholders under the captions “Election of Directors” and “Management” and is incorporated herein by reference.

Information on the beneficial ownership reporting for the Company’s directors and executive officers will be contained in the Company’s Proxy Statement for the 2021 annual meeting of shareholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Information on the Company’s Audit Committee and Audit Committee Financial Expert will be contained in the Company’s Proxy Statement for the 2021 annual meeting of shareholders under the caption “Information Regarding the Board of Directors and Its Committees” and is incorporated herein by reference.

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

Item 11.  Executive Compensation

The information required by this item will be included in the Company’s Proxy Statement for the 2021 annual meeting of shareholders under the captions “Executive Compensation” and “Compensation of Directors” and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in the Company’s Proxy Statement for the 2021 annual meeting of shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this item will be included in the Company’s Proxy Statement for the 2021 annual meeting of shareholders under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information required by this item will be included in the Company’s Proxy Statement for the 2021 annual meeting of shareholders under the caption “Fees Paid to PricewaterhouseCoopers LLP” and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report
1.	Financial Statements:

See Financial Statements Index on page 46 included in Item 8 of Part II of this annual report.

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

4.1	Specimen Common Stock Certificate. Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 1997 filed on April 18, 1997.
4.2	Description of Securities. Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2020 filed on March 26, 2020.
4.3

Master Credit Agreement dated August 17, 2004 and August 20, 2004 between MGI Luxury Group S.A. and UBS AG. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004. *

4.4

Amended and Restated Credit Agreement, dated as of October 12, 2018, among the Company, certain U.S. and Swiss subsidiaries thereof, the lenders party thereto and Bank of America, N.A. as administrative agent (the “Corporate Credit Agreement”). Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2018 filed on December 4, 2018. *

4.5

Second Amendment to the Corporate Credit Agreement, dated June 5, 2020 and effective as of April 30, 2020. Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2020 filed on June 9, 2020. *

4.6	Consent dated January 11, 2021 related to the Corporate Credit Agreement’s restricted payments covenant. ***

4.7

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

10.3

Form of Option Award Agreement under the Movado Group, Inc. 1996 Stock Incentive Plan, amended and restated as of April 4, 2013. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2015. **

10.4

Movado Group Inc. Amended and Restated Deferred Compensation Plan for Executives, effective January 1, 2013. Incorporated herein by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on May 2, 2013. **

10.5

Lease made December 21, 2000 between the Registrant and Mack-Cali Realty, L.P. for premises in Paramus, New Jersey together with First Amendment thereto made December 21, 2000. Incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2001.

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

10.13

Third Amendment dated as of November 14, 2019 to Lease dated May 22, 2000 between Forsgate Industrial Complex as Landlord and Movado Group, Inc. as Tenant for the premises known as 105 State Street, Moonachie, New Jersey. Incorporated herein by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2020 filed on March 26, 2020.

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

Exhibit Number	Description
10.17

License Agreement among Tommy Hilfiger Licensing LLC, Movado Group, Inc. and Swissam Products Limited, effective as of January 1, 2020, amending and restating the prior license agreement among such parties dated September 16, 2009. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2020 filed on June 9, 2020.

10.18

License Agreement, dated as of August 19, 2020, among Calvin Klein, Inc., Movado Group, Inc. and Swissam Products Limited. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2020 filed on November 24, 2020.

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

101

The following financial information from Movado Group, Inc.’s Form 10-K for the year ended January 31, 2021 filed with the SEC, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive (Loss) Income; (iv) the Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Equity; (vi) the Notes to the Consolidated Financial Statements and (vii) Schedule II – Valuation and Qualifying Accounts and Reserves. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

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

MOVADO GROUP, INC. (Registrant)
Dated: March 25, 2021	By:	/s/ Efraim Grinberg
Efraim Grinberg
Chairman of the Board of Directors
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 25, 2021	/s/ Efraim Grinberg
Efraim Grinberg
Chairman of the Board of Directors, Director
and Chief Executive Officer

Dated: March 25, 2021	/s/ Sallie A. DeMarsilis
Sallie A. DeMarsilis
Executive Vice President, Chief Operating Officer, Chief Financial Officer
and Principal Accounting Officer

Dated: March 25, 2021	/s/ Peter Bridgman
Peter Bridgman
Director

Dated: March 25, 2021	/s/ Alex Grinberg
Alex Grinberg
Director

Dated: March 25, 2021	/s/ Alan H. Howard
Alan H. Howard
Director

Dated: March 25, 2021	/s/ Richard D. Isserman
Richard D. Isserman
Director

Dated: March 25, 2021	/s/ Ann Kirschner
Ann Kirschner
Director

Dated: March 25, 2021	/s/ Stephen Sadove
Stephen Sadove
Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Movado Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Movado Group, Inc. and its subsidiaries (the “Company”) as of January 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive (loss) income, of changes in equity and of cash flows for each of the three years in the period ended January 31, 2021, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended January 31, 2021 appearing on page S-1 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 13 to the consolidated financial statements, the Company changed the manner in which it accounts for leases as of February 1, 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment - Watch & Accessory Brands Reporting Unit

As described in Notes 1, 2 and 6 to the consolidated financial statements, the Company’s consolidated goodwill balance was $0 as of January 31, 2021. Management performs its annual impairment assessment of goodwill at the beginning of the fourth quarter of each fiscal year or if an event occurs that would more likely than not reduce the fair value below its carrying amount. A quantitative impairment test is performed to measure the amount of impairment loss, if any. The quantitative impairment test identifies the existence of potential impairment by comparing the fair value of each reporting unit with its carrying value, including goodwill. If a reporting unit’s carrying amount exceeds its fair value, the Company will record an impairment charge, as an operating expense item, based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. Given the substantial reduction in the Company’s sales and the reduced cash flow projections as a result of closures of the retail stores of the Company and its wholesale customers due to the COVID-19 pandemic, as well as the significant decline in the Company’s market capitalization, the Company determined that a triggering event occurred during the first quarter of fiscal 2021 and that an impairment assessment was warranted for goodwill related to the Watch & Accessory Brands reporting unit. Management recognized non-cash impairment losses of $133.7 million associated with the impairment of goodwill of the Watch & Accessory Brands reporting unit during the first quarter of fiscal 2021. Estimates of fair value are determined using a combination of discounted cash flows, market comparisons, and recent transactions. This determination is subjective in nature and involves the use of significant estimates and assumptions by management. As it relates to the Watch & Accessory Brands reporting unit impairment assessment, such estimates and assumptions included the Company’s discount rate, revenue growth rates, EBIT margins and long-term growth rate.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Watch & Accessory Brands reporting unit is a critical audit matter are (i) the significant judgment by management when determining the fair value measurement of the reporting unit, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating management’s significant assumptions related to the discount rate, revenue growth rates, EBIT margins and long-term growth rate used in the discounted cash flow approach, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Watch & Accessory Brands reporting unit. These procedures also included, among others (i) testing management’s process for determining the fair value measurement of the reporting unit, (ii) evaluating the appropriateness of the discounted cash flow approach, (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow approach, and (iv) evaluating management’s significant assumptions related to the discount rate, revenue growth rates, EBIT margins and long-term growth rate. Evaluating management’s assumptions related to the revenue growth rates and EBIT margins involved evaluating whether the assumptions used were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market data and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow approach and the discount rate and long-term growth rate assumptions.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 25, 2021

We have served as the Company’s auditor since 1976.

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 31,	January 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$223,811	$185,872
Trade receivables, net	76,931	78,388
Inventories	152,580	171,406
Other current assets	23,479	27,000
Income taxes receivable	24,850	1,888
Total current assets	501,651	464,554
Property, plant and equipment, net	22,349	29,238
Operating lease right-of-use assets	76,070	89,523
Deferred and non-current income taxes	42,507	25,403
Goodwill	—	136,366
Other intangibles, net	17,081	42,359
Other non-current assets	59,599	59,865
Total assets	$719,257	$847,308
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$28,187	$35,488
Accrued liabilities	51,124	44,210
Accrued payroll and benefits	18,047	6,302
Current operating lease liabilities	15,861	15,083
Income taxes payable	14,452	8,217
Total current liabilities	127,671	109,300
Loans payable to bank	21,230	51,910
Deferred and non-current income taxes payable	21,895	25,419
Non-current operating lease liabilities	68,412	81,877
Other non-current liabilities	50,115	48,393
Total liabilities	289,323	316,899
Commitments and contingencies (Note 12)
Redeemable noncontrolling interest	2,600	3,165
Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 28,078,241 and 27,859,328 shares issued and outstanding, respectively	281	279
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,610,509 and 6,603,645 shares issued and outstanding, respectively	65	65
Capital in excess of par value	214,043	208,473
Retained earnings	341,641	455,479
Accumulated other comprehensive income	92,540	85,050
Treasury Stock, 11,492,591 and 11,443,308 shares, respectively, at cost	(223,306)	(222,809)
Total Movado Group, Inc. shareholders' equity	425,264	526,537
Noncontrolling interest	2,070	707
Total equity	427,334	527,244
Total liabilities, redeemable noncontrolling interest and equity	$719,257	$847,308

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Year Ended January 31,
	2021	2020	2019
Net sales	$506,397	$700,966	$679,567
Cost of sales	235,898	326,077	310,209
Gross profit	270,499	374,889	369,358
Selling, general and administrative	256,707	331,898	307,161
Impairment of goodwill and intangible assets (Note 6)	155,919	—	—
Total operating expenses	412,626	331,898	307,161
Operating (loss)/income	(142,127)	42,991	62,197
Non-operating income/(expense):
Gain on sale of a non-operating asset	1,317	—	—
Other income (Note 19)	342	—	—
Change in contingent consideration (Note 11)	—	15,356	—
Interest expense	(1,959)	(930)	(771)
Interest income	45	86	307
(Loss)/income before income taxes	(142,382)	57,503	61,733
(Benefit)/provision for income taxes (Note 14)	(31,188)	15,124	162
Net (loss)/income	(111,194)	42,379	61,571
Less: Net income/(loss) attributable to noncontrolling interest	324	(320)	(53)
Net (loss)/income attributable to Movado Group, Inc.	$(111,518)	$42,699	$61,624

Basic (loss)/income per share:
Weighted basic average shares outstanding	23,239	23,123	23,197
Net (loss)/income per share attributable to Movado Group, Inc.	$(4.80)	$1.85	$2.66
Diluted (loss)/income per share:
Weighted diluted average shares outstanding	23,239	23,297	23,600
Net (loss)/income per share attributable to Movado Group, Inc.	$(4.80)	$1.83	$2.61

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Fiscal Year Ended January 31,
	2021	2020	2019
Net (loss)/income	$(111,194)	$42,379	$61,571
Other comprehensive income/(loss):
Net unrealized gain/(loss) on investments, net of tax provision/(benefit) of $0, $2 and ($14), respectively	—	5	(72)
Net change in effective portion of hedging contracts, net of tax provision of $7	—	—	38
Prior service cost arising during the period, net of tax benefit of ($118)	—	—	(425)
Amortization of prior service cost, net of tax provision of $6, $15 and $1, respectively	23	53	5
Net actuarial loss arising during period, net of tax benefit of ($98) and ($15), respectively	(354)	(52)	—
Foreign currency translation adjustments	7,821	4,537	(19,382)
Total other comprehensive income/(loss), net of taxes	7,490	4,543	(19,836)
Less:
Comprehensive income/(loss) attributable to noncontrolling interests:
Net income/(loss)	324	(320)	(53)
Foreign currency translation adjustments	474	(143)	26
Total comprehensive income/(loss) attributable to noncontrolling interests	798	(463)	(27)
Total comprehensive (loss)/income attributable to Movado Group, Inc.	$(104,502)	$47,385	$41,762

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended January 31,
	2021	2020	2019
Cash flows from operating activities:
Net (loss)/income attributable to Movado Group, Inc.	$(111,518)	$42,699	$61,624
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Impairment of goodwill and intangible assets	155,919	—	—
Non-cash corporate initiatives	3,722	—	—
Change in contingent consideration	—	(15,356)	—
Gain on sale of a non-operating asset	(1,317)	—	—
Depreciation and amortization	14,112	16,381	14,165
Transactional (gains)/losses	(836)	1,457	275
Provision for inventories and accounts receivable	3,786	3,152	4,910
Deferred income taxes	(18,292)	4,352	(11,388)
Stock-based compensation	5,089	6,373	6,042
Cost savings initiatives	—	(320)	(281)
Benefit for 2017 tax act	—	—	(7,446)
Other	450	603	70
Changes in assets and liabilities:
Trade receivables	2,424	5,908	(2,640)
Inventories	21,596	(5,549)	(4,234)
Other current assets	2,261	8,103	(168)
Income taxes receivable	(21,037)	(7,394)	5,543
Accounts payable	(7,811)	(3,642)	6,082
Accrued liabilities	4,480	(4,944)	2,623
Accrued payroll and benefits	11,344	(12,469)	3,851
Income taxes payable	2,142	(5,393)	5,252
Other non-current assets	1,323	(2,398)	721
Other non-current liabilities	573	507	1,169
Net cash provided by operating activities	68,410	32,070	86,170
Cash flows from investing activities:
Capital expenditures	(3,018)	(12,713)	(10,635)
Proceeds from sale of a non-operating asset	1,317	—	—
Trademarks and other intangibles	(164)	(255)	(492)
Acquisitions, net of cash acquired	—	(639)	(97,882)
Proceeds from sale of an asset held for sale	—	240	—
Net cash used in investing activities	(1,865)	(13,367)	(109,009)
Cash flows from financing activities:
Repayments of bank borrowings	(64,465)	—	(25,000)
Proceeds from bank borrowings	30,879	—	50,296
Stock awards and options exercised and other changes	(497)	(1,266)	4,968
Stock repurchase	—	(4,199)	(7,418)
Dividends paid	—	(18,400)	(18,469)
Debt issuance cost	(300)	-	(689)
Net cash (used in)/provided by financing activities	(34,383)	(23,865)	3,688
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5,823	1,141	(5,801)
Net increase (decrease) in cash, cash equivalents and restricted cash	37,985	(4,021)	(24,952)
Cash, cash equivalents and restricted cash at beginning of year	186,438	190,459	215,411
Cash, cash equivalents and restricted cash at end of year	$224,423	$186,438	$190,459
Non-cash financing activities:
Dividends declared but not paid	$2,320	$-	$-
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$223,811	$185,872	$189,911
Restricted cash included in other non-current assets	612	566	548
Cash, cash equivalents, and restricted cash	$224,423	$186,438	$190,459

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except per share amounts)

	Preferred Stock	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interests	Total Movado Group, Inc. Shareholders' Equity	Redeemable Noncontrolling Interests
Balance, January 31, 2018	$—	$273	$66	$189,808	$388,739	$100,343	$(208,894)	$—	$470,335	$—
Net income/(loss) attributable to Movado Group, Inc.					61,624				61,624	(53)
Dividends ($0.80 per share)					(18,469)				(18,469)
Adoption of new revenue recognition standard (Topic 606)					(714)				(714)
Stock options exercised		3		5,841			(876)		4,968
Joint venture purchase									-	3,748
Stock repurchase							(7,418)		(7,418)
Supplemental executive retirement plan				123					123
Stock-based compensation expense				6,042					6,042
Net unrealized loss on investments, net of tax benefit of $14						(72)			(72)
Net change in effective portion of hedging contracts, net of tax provision of $7						38			38
Prior service cost, net of tax benefit of $117						(420)			(420)
Conversion of Class A Stock to Common Stock		1	(1)						-
Foreign currency translation adjustment (3)						(19,382)			(19,382)	26
Balance, January 31, 2019	—	277	65	201,814	431,180	80,507	(217,188)	—	496,655	3,721
Net income/(loss) attributable to Movado Group, Inc.					42,699			107	42,806	(427)
Dividends ($0.80 per share)					(18,400)				(18,400)
Stock options exercised		2		154			(1,422)		(1,266)
Joint venture purchase								614	614
Stock repurchase							(4,199)		(4,199)
Supplemental executive retirement plan				132					132
Stock-based compensation expense				6,373					6,373
Net unrealized gain on investments, net of tax provision of $2						5			5
Amortization of prior service cost, net of tax provision of $15						53			53
Net actuarial loss during period, net of tax benefit of $15						(52)			(52)
Foreign currency translation adjustment (3)						4,537		(14)	4,523	(129)
Balance, January 31, 2020	—	279	65	208,473	455,479	85,050	(222,809)	707	527,244	3,165
Net (loss)/income attributable to Movado Group, Inc.					(111,518)			1,191	(110,327)	(867)
Dividends ($0.10 per share) (4)					(2,320)				(2,320)
Stock options exercised		2		(2)			(497)		(497)
Supplemental executive retirement plan				141					141
Stock-based compensation expense (5)				5,431					5,431
Net unrealized loss on investments, net of tax benefit of $0									-
Amortization of prior service cost, net of tax provision of $6						23			23
Net actuarial loss arising during period, net of tax benefit of $98						(354)			(354)
Foreign currency translation adjustment (3)						7,821		172	7,993	302
Balance, January 31, 2021	$—	$281	$65	$214,043	$341,641	$92,540	$(223,306)	$2,070	$427,334	$2,600

(1)	Each share of common stock is entitled to one vote per share on all matters submitted to a vote of the shareholders.
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

(3)	The currency translation adjustment is not adjusted for income taxes to the extent that it relates to permanent investments of earnings in international subsidiaries.
(4)	Dividends declared on January 11, 2021 to shareholders of record on January 21, 2021 payable on February 5, 2021.
(5)	Includes $0.4 million related to the Restructuring Plan of the corporate initiatives.

See Notes to Consolidated Financial Statements

NOTES TO MOVADO GROUP, INC.’S CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Movado Group, Inc. (together with its subsidiaries, the “Company”) designs, sources, markets and distributes quality watches with prominent brands across most price categories of the watch industry. In fiscal 2021, the Company marketed the following distinct brands of watches: Movado, Concord, Ebel, Olivia Burton, Coach, Tommy Hilfiger, Hugo Boss, Lacoste and Scuderia Ferrari. On October 1, 2018, the Company acquired all the outstanding equity interests of MVMT Watches, Inc., the owner of the MVMT global aspirational lifestyle brand (“MVMT”). The Company also designs, sources, markets and distributes jewelry and other accessories under certain of its brands.

Movado (with the exception of certain Movado collections, including Movado BOLD), Ebel and Concord watches are manufactured in Switzerland by independent third-party assemblers using Swiss movements and other parts sourced by the Company’s Swiss operations. Movado smart watches include connected technology licensed from third parties that also provide end users with the necessary applications and cloud services. All of the Company’s products are manufactured using components obtained from third party suppliers. Certain Movado collections of watches, including Movado BOLD, are manufactured by independent contractors in Asia using Swiss movements. Coach, Hugo Boss, Lacoste, Olivia Burton, MVMT, Scuderia Ferrari and Tommy Hilfiger watches are manufactured by independent contractors in Asia and the licensed brands smart watches include connected technology licensed from a third party. The Company’s jewelry and other accessories are manufactured by independent contractors in Asia and, to a lesser extent, the United States.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates and assumptions are based on management’s best estimates and judgment. On an on-going basis, the Company evaluates its estimates and judgement. These estimates include accounting for sales discounts, returns, allowances and incentives, warranties, income taxes, depreciation, amortization, inventory write-downs, stock-based compensation, pensions, contingencies and impairments. Actual results could differ from those estimates.

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

Trade Receivables

Trade receivables as shown on the consolidated balance sheets are net of various allowances. In the first quarter of fiscal 2021, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). As a result of adoption, the Company replaced its methodology in determining the allowance for doubtful accounts which was based on an analysis of the aging of accounts receivable, assessments of collectability based on historical trends, the financial condition of the Company’s customers and an evaluation of economic conditions with a methodology that reflects expected credit losses and requires the use of a forward-looking expected credit loss rate for its trade accounts receivables. The adoption had no material impact on the Company’s Consolidated Financial Statements. The Company writes off uncollectible trade receivables once collection efforts have been exhausted and third parties confirm the balance is not recoverable.

The Company’s trade customers include department stores, jewelry store chains, independent jewelers and online retailers. All of the Company’s watch brands are also marketed outside the U.S. through a network of independent distributors. Accounts receivable are stated net of doubtful accounts, returns and allowances of $26.8 million, $25.5 million, and $23.8 million at January 31, 2021, 2020 and 2019, respectively. Additionally, $2.4 million, $2.2 million and $2.2 million of receivables and allowances were recorded in non-current assets as of January 31, 2021, 2020 and 2019, respectively. Accounts receivable are also stated net of co-operative advertising allowances of $3.8 million, $8.6 million, and $9.4 million at January 31, 2021, 2020, and 2019, respectively. Co-operative advertising allowances are credits taken by the customer at a future date on previously executed co-operative advertising.

The Company’s concentrations of credit risk arise primarily from accounts receivable related to trade customers during the peak selling seasons. The Company has significant accounts receivable balances due from major national chain and department stores. The Company’s results of operations could be materially adversely affected in the event any of these customers or a group of these customers defaulted on all or a significant portion of their obligations to the Company as a result of financial difficulties. As of January 31, 2021, except for those accounts provided for in the allowance for doubtful accounts, the Company knew of no situations with any of the Company’s major customers which would indicate any such customer’s inability to make its required payments.

No single customer accounted for more than 10% of net sales during any of the years in the three-year period ended January 31, 2021.  No single customer accounted for more than 10% of the Company’s account receivable balance at January 31, 2021 or 2020.

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

The Company performs its annual impairment assessment of goodwill at the beginning of the fourth quarter of each fiscal year. The Company determined that there was no impairment in fiscal 2020. During the three months ended April 30, 2020, in light of the COVID-19 pandemic that resulted in the closing of the Company’s stores and of the vast majority of the stores of the Company’s wholesale customers (resulting in a decrease in revenues and gross margin), a decrease in customer spending and the recent decline in the Company’s market capitalization, the Company concluded that a triggering event had occurred during the first quarter, resulting in the need to perform a quantitative interim impairment assessment over the Company’s Olivia Burton, MVMT and Company Stores’ long-lived assets as well as the Watch and Accessory Brands reporting unit.

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

The key estimates and assumptions used in the discounted cash flows model included the Company’s discount rate, revenue growth rates, EBIT margins and long-term growth rate. The Company’s assumptions were based on the actual historical performance of the reporting units and took into account the recent severe and continued weakening of operating results as well as the anticipated rate of recovery, and implied risk premiums based on market prices of the Company’s common stock as of the assessment date. The significant estimates in the market approach model included identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and earnings multiples in estimating the fair value of the reporting unit. The excess of the Watch and Accessory Brands unit’s carrying value over the estimate of the fair value was recorded in the Watch and Accessory Brands segment as the goodwill impairment charge in the first quarter of 2021, totaling $133.7 million which resulted in zero goodwill remaining.

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

The Company performs an impairment review of its long-lived assets once events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. When such a determination has been made, management compares the carrying value of the asset groups with their estimated future undiscounted cash flows. If it is determined that an impairment has occurred, the fair value of the asset group is determined and compared to its carrying value. The excess of the carrying value over the fair value, if any, is recognized as a loss during that period. The impairment is calculated as the difference between asset carrying values and their estimated fair values. Other than as it relates to intangibles, as described above, no impairment charge was recorded in fiscal 2021 or in fiscal 2020, respectively.

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

Revenue Recognition

Wholesale revenue is recognized and recorded when a contract is in place, obligations under the terms of a contract with the customer are satisfied and control is transferred to the customer. Such revenue is measured as the ultimate amount of consideration the Company expects to receive in exchange for transferring goods including variable consideration. The Company considers transfer of control passes to the wholesale customer upon shipment or upon receipt depending on the agreement with the customer and shipping terms. Control passes to outlet store customers at the time of sale and to substantially all digital customers upon shipment. Prior to January 1, 2021, the requirement for recognizing revenue for e-commerce was met upon delivery to the customer. Factors considered in the transfer of control include the right to payment, transfer of legal title, physical possession and customer acceptance of the goods and whether significant risks and rewards for the goods belong with the customer. The Company records estimates of variable consideration, which includes sales returns, markdowns, volume-based programs and sales and cash discount allowances as a reduction of revenue in the same period that the sales are recorded. These estimates are based upon the expected value method considering all reasonably available information including historical analysis, customer agreements and/or currently known factors that arise in the normal course of business. Returns, discounts and allowances have historically been within the Company’s expectations and the provisions established. The future provisional rates may differ from those experienced in the past. Taxes imposed by governmental authorities on the Company's revenue-producing activities with customers, such as sales taxes and value added taxes, are excluded from net sales.

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

Cost of Sales

Cost of sales of the Company’s products consist primarily of costs for raw materials, component costs, royalties, depreciation, amortization, assembly costs, shipping to customers, design costs and unit overhead costs associated with the Company’s supply chain operations predominately in Switzerland and Asia. The Company’s supply chain operations consist of logistics management of assembly operations and product sourcing predominately in Switzerland and Asia and minor assembly in Switzerland. A majority of the Swiss watch movements used in the manufacture of Movado, Ebel and Concord watches are purchased from two suppliers, one of which is a wholly-owned subsidiary of one of the Company’s competitors. That competitive supplier announced in February 2021 that it will no longer sell mechanical Swiss movements to third parties. Although mechanical movements are only used in a relatively small number of the Company’s watch styles, the elimination of a source of supply could make it more difficult for the Company to satisfy its requirements for mechanical movements.

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

Warranty Costs

All watches sold by the Company come with limited warranties covering the movement against defects in material and workmanship for periods ranging from two to three years from the date of purchase, with the exception of Tommy Hilfiger watches, for which the warranty period is two to ten years. In addition, the warranty period is five years for the gold plating for Movado watch cases and bracelets. When changes in warranty costs are experienced, the Company will adjust the warranty liability as required. The Company records an estimate for future warranty costs based on historical repair costs. Warranty costs have historically been within the Company’s expectations and the provisions established. If such costs were to substantially exceed estimates, they could have an adverse effect on the Company’s operating results.

Warranty liability, included in accrued liabilities in the consolidated balance sheets, and activity for the fiscal years ended January 31, 2021, 2020 and 2019 was as follows (in thousands):

	2021	2020	2019
Balance, beginning of year	$2,634	$2,703	$3,288
Provision charged to operations	1,760	2,203	2,249
Settlements made	(1,983)	(2,272)	(2,834)
Balance, end of year	$2,411	$2,634	$2,703

Pre-opening Costs

Marketing and administrative costs associated with the opening of retail stores are expensed in the period incurred.

Marketing

The Company expenses the production costs of an advertising campaign at the commencement date of the advertising campaign. Included in marketing expenses are costs associated with co-operative advertising, media advertising, digital advertising, customer acquisition costs, production costs, costs of point of sale materials and displays and internal payroll related costs. These costs are recorded as SG&A expenses. The Company participates in co-operative advertising programs on a voluntary basis and receives a “separately identifiable benefit in exchange for the consideration.” Since the amount of consideration paid to the retailer does not exceed the fair value of the benefit received by the Company, these costs are recorded as SG&A expenses as opposed to being recorded as a reduction of revenue. Marketing expense for fiscal 2021, 2020 and 2019 was $85.5 million, $135.3 million and $108.2 million, respectively.

Included in other current assets and non-current assets in the consolidated balance sheets are the costs of certain prepaid advertising, including principally product displays and point of sale materials and to a lesser extent licensing agreements and sponsorships. Prepaid advertising accounted for $6.6 million and $7.5 million in other current assets at January 31, 2021 and 2020, respectively. Prepaid advertising accounted for $2.6 million and $2.5 million in other non-current assets at January 31, 2021 and 2020, respectively.

Shipping and Handling Costs

Amounts charged to customers for shipping and handling were $1.6 million, $2.5 million and $2.2 million for fiscal years 2021, 2020 and 2019, respectively. The costs related to shipping and handling were $10.0 million, $12.8 million and $9.8 million for fiscal years 2021, 2020 and 2019, respectively. The amounts charged and incurred by the Company related to shipping and handling are included in net sales and cost of goods sold, respectively.

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

The Company follows guidance for accounting for uncertainty in income taxes. This guidance clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. This guidance also provides guidance for de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. Interest and penalties, if any, related to unrecognized tax benefits are recorded as income tax expense in the consolidated statement of operations and as deferred tax liabilities in the consolidated balance sheet.

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

The number of shares used in calculating basic and diluted earnings (loss) per share is as follows (in thousands):

		Fiscal Years Ended January 31,
	2021	2020	2019
Weighted average common shares outstanding:
Basic	23,239	23,123	23,197
Effect of dilutive securities:
Stock awards and options to purchase shares of common stock	—	174	403
Diluted	23,239	23,297	23,600

For the fiscal years ended January 31, 2021, 2020 and 2019, approximately 904,000, 447,000 and 81,000 respectively, of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. For the fiscal year ended January 31, 2021, the Company also had approximately 110,000 stock options outstanding that could potentially dilute earnings per share in future periods that were excluded from the computation of diluted EPS because their effect would have been anti-dilutive given the net loss during the period.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) attributable to the Movado Group, Inc. and other gains and losses that are not included in net income (loss), but are recorded directly in the consolidated statements of shareholders’ equity, such as the unrealized gains and losses on the translation of the assets and liabilities of the Company’s foreign operations, unrealized gains or losses on available for sale securities and prior service costs and actuarial gains (losses) associated with pension benefits, net of tax, that have not been recognized as components of net periodic benefit cost.

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

The Company entered this period of uncertainty with a healthy liquidity position, and it took actions to enhance its financial liquidity and flexibility, including minimizing all non-essential operating expenses (including marketing, travel and consulting services), reevaluating all capital expenditures, furloughing approximately 80% of the Company’s North American workforce during March through June and temporarily reducing the work-rate of international employees while applying for available government payroll subsidies in accordance with local government guidelines and programs, suspending the Company’s share repurchase program and regular quarterly dividends, reducing salaries and suspending Board of Director fees from April through June 2020, amending license agreements to reduce its royalty obligations in fiscal 2021 and negotiating rent abatements in respect of its rent obligations for its Company Stores and certain other leases. As a precautionary measure, the Company borrowed an additional $30.9 million under its revolving credit facility in March 2020 and amended its revolving credit facility to modify some of its financial covenants (see Note 9 – Debt and Lines of Credit). During the second, third and fourth quarter of fiscal 2021, the Company repaid $36.8 million, $10.9 million and $16.8 million, respectively, under its revolving credit facility. At January 31, 2021, $21.2 million remained outstanding under the Company’s revolving facility.

As part of the Company’s efforts to continue to reduce operating expenses and adjust cash flows in light of the ongoing economic challenges resulting from the COVID-19 pandemic, the Company committed to a restructuring plan (the “Restructuring Plan”) on June 29, 2020 (see Note 5 – Restructuring Provision for further discussion).

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. This guidance provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable for the Company’s borrowing instruments, which use LIBOR as a reference rate, and is effective immediately, but is only available through December 31, 2022. The Company is evaluating the optional expedients and exceptions in the guidance and while transition from LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives or other financial instruments or extensions or credit held by or due, the Company does not expect such nor the adoption of this standard to have a material impact on its Consolidated Financial Statements.

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

NOTE 4 – ACQUISITIONS

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

The Company contributed 0.9 million Australian dollars (equivalent to approximately $0.6 million US dollars) to the joint venture and is a 51% interest holder. The Company controls all of the significant participating rights of the joint venture. As the Company controls all of the significant participating rights of the joint venture and is the majority interest holder in MGDL, the assets, liabilities and results of operations of the joint venture are consolidated and included in the Company’s Consolidated Financial Statements since the date of acquisition within the Watch and Accessory Brands segment. GDL’s interest is reflected in Net income attributable to noncontrolling interest in the Consolidated Statements of Operations and Noncontrolling interest in the Consolidated Balance Sheets. As of January 31, 2021, all amounts in the Consolidated Financial Statements related to MGDL were immaterial.

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

Pursuant to the joint venture agreement, the noncontrolling interest holder has the right to sell its interest in City Time to the Company on two specific dates in the future. The noncontrolling interest is not redeemable until such dates. The Company will adjust the carrying value of the redeemable interest to the redemption amount assuming it was redeemable at the balance sheet date. At January 31, 2021, the Company concluded that the no remeasurement adjustment was needed. If the noncontrolling interest holder does not exercise its right to sell its interest in City Time to the Company, the Company nevertheless has the option to purchase the noncontrolling interest holder’s interest on each of the same two dates and at the same price as would have applied if the noncontrolling interest holder had exercised its sale option.

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

The acquisition was accounted for in accordance with FASB Topic ASC 805 – Business Combinations, which requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.

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

In connection with the remeasurement of the contingent consideration during the fiscal year ended January 31, 2020, the Company assessed the undiscounted cash flows associated with the long-lived assets pertaining to MVMT. Current estimates at that time indicated that carrying amounts were expected to be recovered. The undiscounted cash flows related to the MVMT long-lived assets as of January 31, 2020 exceeded the carrying value by approximately 33%. See Note 6 – Goodwill and Intangible Assets for impairment of MVMT’s long-lived assets as of January 31, 2021.

NOTE 5 – RESTRUCTURING PROVISION

On June 29, 2020, the Company committed to a Restructuring Plan as part of the Company’s corporate initiatives to reduce operating expenses and adjust cash flows in light of the ongoing economic challenges resulting from the COVID-19 pandemic and its impact on the Company’s business. The Restructuring Plan was substantially completed during the second quarter of fiscal 2021, although cash severance will be paid over time and such payments are expected to continue into the next fiscal year. Of the total provision incurred, $6.7 million has been paid out during fiscal 2021, approximately $2.1 million is expected to result in cash expenditures during the next fiscal year with the remaining $3.8 million resulting in non-cash use. The Company expects annual savings in the range of $14 million to $16 million as it relates to severance and employee related and properties (contained within Other in table below).

A summary rollforward of the provision related to the Company’s corporate initiatives, including the provision associated with the Restructuring Plan, is as follows for the twelve months ended January 31, 2021 (in thousands):

	Balance January 31, 2020	Provision	Non-Cash Use	Cash Payments	Balance January 31, 2021
Restructuring Plan:
Severance and Employee Related (1)	$—	$7,331	$—	$(4,953)	$2,378
Other (2)	—	975	(315)	(609)	51
Other Corporate Initiative:
Severance and Employee Related	—	923	—	(923)	—
Inventory (3)	—	691	(284)	—	407
Accounts receivable (4)	—	926	—	—	926
Other (2)	—	1,783	(1,517)	(247)	19
Total	$—	$12,629	$(2,116)	$(6,732)	$3,781

The following amounts are included in the Consolidated Balance Sheet at January 31, 2021:

(1)	$2.0 million included in Accrued payroll and benefits and $0.4 million included in Capital in excess of par value.
(2)	Balance included in Accrued liabilities.
(3)	Reserve included in Inventories.
(4)	Reserve included in Trade receivables, net.

Included in Other is approximately a $1.5 million write-off related to unrefunded deposits for a canceled global customer event.

The corporate initiative costs by operating segment are as follows:

For the Twelve Months Ended January 31, 2021 Provision
Watch and Accessory Brands:
United States	$7,994
International	4,635
Total Watch and Accessory Brands	12,629
Total Company Stores	—
Total Consolidated	$12,629

Cost of sales	$735
Selling, general and administrative	11,894
Total	$12,629

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

The key estimates and assumptions used in the discounted cash flows model included the Company’s discount rate, revenue growth rates, EBIT margins and long-term growth rate. The Company’s assumptions were based on the actual historical performance of the reporting units and took into account the recent severe and continued weakening of operating results as well as the anticipated rate of recovery, and implied risk premiums based on market prices of the Company’s common stock as of the assessment date. The significant estimates in the market approach model included identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and earnings multiples in estimating the fair value of the reporting unit. The excess of the Watch and Accessory Brands unit’s carrying value over the estimate of the fair value was recorded in the Watch and Accessory Brands segment as the goodwill impairment charge in the first quarter of 2021, totaling $133.7 million which resulted in zero goodwill remaining.

The changes in the carrying amount of other intangible assets during the fiscal years ended January 31, 2021, 2020 and 2019 are as follows (in thousands):

	Trade names	Customer relationships	Other (1)	Total
Weighted Average Amortization Period (in years)	10	6	10
Balance at January 31, 2018	$13,096	$8,457	$1,571	$23,124
Acquisition of MVMT	24,700	4,200	28	28,928
Acquisition of City-Time	—	1,672	—	1,672
Additions	—	—	492	492
Amortization	(2,126)	(1,628)	(597)	(4,351)
Foreign exchange impact	(899)	(520)	(263)	(1,682)
Balance at January 31, 2019	34,771	12,181	1,231	48,183
Additions	—	—	255	255
Amortization	(3,723)	(1,991)	(377)	(6,091)
Foreign exchange impact	27	(36)	21	12
Balance at January 31, 2020	31,075	10,154	1,130	42,359
Impairment	(18,595)	(3,570)	—	(22,165)
Additions	—	—	164	164
Amortization	(1,888)	(1,656)	(295)	(3,839)
Foreign exchange impact	268	240	54	562
Balance at January 31, 2021	$10,860	$5,168	$1,053	$17,081

(1)	Other includes fees paid related to trademarks and non-compete agreement related to Olivia Burton brand.

The estimated future amortization expense during each of the next five fiscal years is as follows:

For the fiscal year ending January 31,	(in thousands)
2022	$3,546
2023	3,521
2024	2,612
2025	1,966
2026	1,955
Thereafter	3,481
Total estimated future amortization expense	$17,081

NOTE 7 – INVENTORIES

Inventories consisted of the following (in thousands):

	As of January 31,
	2021	2020
Finished goods	$107,246	$125,603
Component parts	40,735	41,708
Work-in-process	4,599	4,095
	$152,580	$171,406

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

A summary of the components of property, plant and equipment and their estimated useful lives is as follows (in thousands):

	As of January 31,
	2021	2020	Estimated Useful Lives
Land and buildings	$1,311	$1,212	40 years for buildings
Furniture and equipment	56,808	56,800	4 to 10 years
Computer software	31,323	34,151	5 to 10 years
Leasehold improvements	37,957	38,155	Lesser of lease term or useful life
Design fees and tooling costs	3,176	2,867	3 years
	130,575	133,185
Less: Accumulated depreciation and amortization	(108,226)	(103,947)
Property, plant and equipment, net	$22,349	$29,238

Depreciation and amortization expense from operations related to property, plant and equipment for fiscal 2021, 2020 and 2019 was $10.0 million, $10.1 million and $9.4 million, respectively, which includes computer software amortization expense for fiscal 2021, 2020 and 2019 of $2.1 million, $2.4 million and $3.2 million, respectively.

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

On June 5, 2020, the Company and its lenders entered into an amendment (the “Second Amendment”) to the Credit Agreement effective as of April 30, 2020. Among other things, the Second Amendment provided for the following temporary relief with respect to the financial maintenance covenants in the Credit Agreement from April 30, 2020 through the date on which the Company delivers a compliance certificate in respect of the period ended July 31, 2021 (or earlier if the Company demonstrates satisfaction of certain earnings and leverage milestones) (the “Suspension Period”): (i) the maximum consolidated leverage ratio was increased from 2.50 to 1.0 to 2.75 to 1.0 for the four quarter period ended April 30, 2020 and suspended thereafter until the end of the Suspension Period when it would resume at 2.50 to 1.0 and (ii) the minimum EBITDA covenant levels were reduced. In addition, the Second Amendment provided that (i) through April 30, 2021, the Company was required to maintain minimum liquidity (comprised of unrestricted cash and cash equivalents and unutilized commitments under the Credit Agreement) of $100.0 million, (ii) during the Suspension Period, certain covenants, including covenants related to dividends, share repurchases, debt incurrence, investments and capital expenditures, were tightened and (iii) during the Suspension Period, the interest rate for borrowings under the Credit Agreement was increased to LIBOR plus 2.75% per annum and the commitment fee in respect of the unutilized commitments was increased to 0.45% per annum. In addition, the Second Amendment permanently increased the LIBOR floor for loans under the Credit Agreement from 0% to 1.00% and permanently reduced the minimum EBITDA financial covenant level to $35.0 million starting with the four-quarter period ending July 31, 2021. On January 11, 2021, the lenders party to the Credit Agreement granted the Company a written consent permitting the Company to pay up to two cash dividends to equity holders that would not otherwise be permitted by the Credit Agreement. Specifically, the consent permitted the Company to pay two dividends prior to May 31, 2021 in an aggregate amount not to exceed $5 million. On February 5, 2021, the Company paid the first such dividend, in an aggregate amount of $2.3 million, to shareholders of record as of January 21, 2021. Effective as of the date of this annual report on Form 10-K, the Suspension Period has ended as a result of the Company’s achievement of certain financial milestones as of and for the periods ending January 31, 2021.

As of January 31, 2021, and January 31, 2020, there was 10.0 million and 50.0 million in Swiss Francs, respectively, (with a dollar equivalent of $11.2 million and $51.9 million, respectively), in addition to $10.0 million as of January 31, 2021, in loans outstanding under the Facility. Availability under the Facility was reduced by the aggregate number of letters of credit outstanding, issued in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at both January 31, 2021 and January 31, 2020. At January 31, 2021, the letters of credit have expiration dates through June 1, 2021. As of January 31, 2021, and January 31, 2020, availability under the Facility was $78.5 million and $47.8 million, respectively.

The Company had weighted average borrowings under the Facility of $53.1 million and $51.1 million, with a weighted average interest rate of 2.59% and 1.00% during fiscal 2021 and 2020, respectively.

Borrowings under the Credit Agreement bear interest at rates based on either LIBOR or a specified base rate, as selected periodically by the Company. The LIBOR-based loans bear interest at LIBOR plus a spread ranging from 1.00% to 1.75% per annum and the base rate loans bear interest at the base rate plus a spread ranging from 0% to 0.75% per annum, with the spread in each case being based on the Company’s consolidated leverage ratio (as defined in the Credit Agreement); provided that during the Suspension Period the spreads are fixed at 2.75% for LIBOR loans and 1.75% for base rate loans. As of January 31, 2021, the Company’s spreads were 2.75% over LIBOR and 1.75% over the base rate. As of January 31, 2020, the Company’s spreads were 1.25% over LIBOR and 0.25% over the base rate.

The borrowings under the Facility are joint and several obligations of the Borrowers and are also cross-guaranteed by each Borrower, except that the Swiss Borrowers are not liable for, nor do they guarantee, the obligations of the U.S. Borrowers. In addition, the Borrowers’ obligations under the Facility are secured by first priority liens, subject to permitted liens, on substantially all of the U.S. Borrowers’ assets other than certain excluded assets. The Swiss Borrowers do not provide collateral to secure the obligations under the Facility. The security agreement contains customary representations and warranties and covenants relating to the creation and perfection of security interests in favor of the Agent over various categories of the U.S. Borrowers’ assets.

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

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified maturity with a Swiss bank. As of January 31, 2021, and 2020, these lines of credit totaled 6.5 million Swiss Francs for both periods, with a dollar equivalent of $7.3 million and $6.7 million, respectively. As of January 31, 2021, and 2020, there were no borrowings against these lines. As of January 31, 2021, and 2020, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.3 million and $1.2 million, respectively, in various foreign currencies, of which $0.6 million, in both periods, was a restricted deposit as it relates to lease agreements.

During fiscal 2021, the Company incurred and capitalized $0.3 million of fees related to the amendment done in fiscal 2021 described above. In addition, during fiscal 2019, the Company incurred and capitalized $0.7 million of fees related to the amendment. These fees, along with the unamortized fees of $0.3 million paid related to the base Credit Agreement, are being amortized on a straight-line basis over 60 months, the revised term of the Facility, and are included in other non-current assets on the consolidated balance sheets.

Cash paid for interest, including unused commitment fees, during fiscal 2021, 2020 and 2019 was $1.7 million, $0.7 million and $0.5 million, respectively.

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS

As of January 31, 2021, the Company’s entire net forward contracts hedging portfolio consisted of 29.4 million Chinese Yuan equivalent, 6.0 million Swiss Francs equivalent, 10.9 million US dollars equivalent, 16.6 million Euros equivalent and 0.7 million British Pounds equivalent with various expiry dates ranging through May 19, 2021. These forward contracts are not designated as qualified hedges in accordance with ASC 815, Derivatives and Hedging, and, therefore, changes in the fair value of these derivatives are recognized in earnings in the period they arise. Net gains or losses related to these forward contracts are included in cost of sales, selling and general and administrative expenses in the Consolidated Statements of Operations. The cash flows related to these foreign currency contracts are classified in operating activities.

See Note 11 for fair value and presentation in the Consolidated Balance Sheets for derivatives.

For the year ended January 31, 2021, the Company did not have any cash flow hedges.

NOTE 11 - FAIR VALUE MEASUREMENTS

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of January 31, 2021 and 2020 (in thousands):

		Fair Value at January 31, 2021
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$184	$—	$—	$184
Short-term investment	Other current assets	162	—	—	162
SERP assets - employer	Other non-current assets	605	—	—	605
SERP assets - employee	Other non-current assets	46,673	—	—	46,673
Defined benefit plan assets (1)	Other non-current liabilities	—	—	25,837	25,837
Total		$47,624	$—	$25,837	$73,461
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$46,673	$—	$—	$46,673
Hedge derivatives	Accrued liabilities	—	13	—	13
Total		$46,673	$13	$—	$46,686

		Fair Value at January 31, 2020
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$184	$—	$—	$184
Short-term investment	Other current assets	156	—	—	156
SERP assets - employer	Other non-current assets	988	—	—	988
SERP assets - employee	Other non-current assets	45,256	—	—	45,256
Defined benefit plan assets (1)	Other non-current liabilities	—	—	24,227	24,227
Hedge derivatives	Other current assets	—	347	—	347
Total		$46,584	$347	$24,227	$71,158
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$45,264	$—	$—	$45,264
Total		$45,264	$—	$—	$45,264

(1)	See Note 19 for a discussion of the fair value of the assets held in the Company’s defined benefit plan in Switzerland.

The fair values of the Company’s available-for-sale securities are based on quoted market prices. The fair value of the short-term investment, which is a guaranteed investment certificate, is based on its purchase price plus one half of a percent calculated annually. The assets related to the Company’s defined contribution supplemental executive retirement plan (“SERP”) consist of both employer (employee unvested) and employee assets which are invested in investment funds with fair values calculated based on quoted market prices. The SERP liability represents the Company’s liability to the employees in the plan for their vested balances. The hedge derivatives are entered into by the Company principally to reduce its exposure to Swiss Franc and Euro exchange rate risks. Fair values of the Company’s hedge derivatives are calculated based on quoted foreign exchange rates and quoted interest rates. The carrying amount of debt approximated fair value as of January 31, 2021 and January 31, 2020, due to the availability and floating rate for similar instruments.

The Company sponsors a pension plan in Switzerland. The plan covers certain international employees and is based on years of service and compensation on a career-average pay basis. The assets within the plan are classified as a Level 3 asset within the fair value hierarchy and consist of an investment in pooled assets and include separate employee accounts that are invested in equity securities, debt securities and real estate. The values of the separate accounts invested are based on values provided by the administrator of the funds that cannot be readily derived from or corroborated by observable market data. The value of the assets is part of the funded status of the defined benefit plan and included in other non-current liabilities in the consolidated balance sheets at January 31, 2021 and January 31, 2020.

The contingent purchase price liability related to the acquisition of MVMT Watches, Inc., owner of the MVMT brand at the time of the acquisition, is considered a Level 3 liability. Based on updated revenue and EBITDA (as defined in the acquisition agreement) performance expectations during the earn-out period for MVMT, the Company remeasured the contingent consideration to $1.9 million at July 31, 2019 and to zero at January 31, 2020. Of the $16.9 million decrease in the liability, $15.4 million is included in non-operating income (portion of contingent consideration allocated to purchase price) in the Consolidated Statements of Operations for the year ended January 31, 2020, and 0.5 million and $1.0 million are reflected as a reduction of deferred compensation (portion of contingent consideration allocated to deferred compensation based on future service requirements) within other current assets and other non-current assets, respectively, in the Consolidated Balance Sheets. As the remeasurement is not a direct benefit realized from operating the MVMT business, the Company has recorded the change in contingent consideration within non-operating income in the Consolidated Statements of Operations and as such, did not include it in operating income for the Watch and Accessory Brands segment. Refer to Note 20 for Segment and Geographic Information.

The following table presents the change in the Level 3 contingent purchase price liability during the twelve months ended January 31, 2020 and 2019:

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

See Note 6 – Goodwill and Intangible Assets for a discussion on the Company’s impairment charges taken in fiscal year 2021 for certain of its nonfinancial assets measured at fair value on a nonrecurring basis due to a change in circumstances that triggered an interim impairment test, and the valuation techniques used to measure the fair value. The most significant unobservable inputs (Level 3) used to estimate the fair values of the Company’s Watch and Accessory Brands unit’s goodwill and MVMT’s intangible assets are discount rates, which was 17.5%.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Licensing Agreements:

The Company has minimum commitments related to the Company’s license agreements and endorsement agreements with brand ambassadors. The Company sources, distributes, advertises and sells watches pursuant to its exclusive license agreements with unaffiliated licensors. Royalty amounts under the license agreements are generally based on a stipulated percentage of revenues, although most of these agreements contain provisions for the payment of minimum annual royalty amounts. The license agreements have various terms, and some have renewal options, provided that minimum sales levels are achieved. Additionally, the license agreements require the Company to pay minimum annual advertising amounts. As of January 31, 2021, the total amount of the Company’s minimum commitments related to its license agreements and endorsement agreements was $292.2 million, payable in the next six years.

Operating Lease Commitments:

The Company leases office, distribution, retail and manufacturing facilities, and office equipment under operating and finance leases, which expire at various dates through June 2030. Certain leases include renewal options and the payment of real estate taxes and other occupancy costs. Some leases also contain rent escalation clauses (step rents) that require additional rent amounts in the later years of the term. Rent expense for leases with step rents is recognized on a straight-line basis over the minimum lease term. Rent expense for equipment and distribution, factory and office facilities under operating and finance leases was $27.5 million, $26.9 million and $20.2 million in fiscal 2021, 2020 and 2019, respectively.

Minimum annual rentals under noncancelable operating and finance leases as of January 31, 2021, excluding real estate taxes and operating costs, are as follows (in thousands):

Fiscal Year Ending January 31,
2022	$18,067
2023	14,829
2024	13,970
2025	11,507
2026	9,441
Thereafter	27,144
$94,958

Purchase Obligations:

The Company had outstanding purchase obligations of $70.9 million with suppliers at the end of fiscal 2021 primarily for raw materials, finished watches and packaging in the normal course of business. These purchase obligation amounts do not represent total anticipated purchases but represent only amounts to be paid for items required to be purchased under agreements that are enforceable, legally binding and specify minimum quantity, price and term.

Tax:

The Company had previously recorded an obligation of $28.2 million due to the Tax Cuts and Jobs Act (“2017 Tax Act”), which was signed into law on December 22, 2017 and imposed a one-time mandatory deemed repatriation tax on cumulative undistributed foreign earnings which have not been previously taxed. The obligation, which was recorded in prior years, is payable in installments over eight years, with the first payment having been made in the second quarter of fiscal 2019.  At January 31, 2021, the Company had an outstanding obligation of $21.5 million.

The Company believes that income tax reserves are adequate; however, amounts asserted by taxing authorities could be greater or less than amounts accrued and reflected in the consolidated balance sheet. Accordingly, the Company could record adjustments to the amounts for federal, state, and foreign liabilities in the future as the Company revises estimates or settles or otherwise resolves the underlying matters. In the ordinary course of business, the Company may take new positions that could increase or decrease unrecognized tax benefits in future periods. See Note 14 – Income Taxes for more information.

Acquisition Related:

The purchase consideration for the MVMT business includes two future contingent payments that combined could total up to $100 million. Based on updated revenue and EBITDA (as defined in the acquisition agreement) performance expectations during the earn-out period for MVMT, the Company remeasured the contingent consideration to zero at January 31, 2020 (see Note 4 – Acquisitions and Note 11 – Fair Value Measurements).

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

In December 2016, U.S. Customs and Border Protection (“U.S. Customs”) issued an audit report concerning the methodology used by the Company to allocate the cost of certain watch styles imported into the U.S. among the component parts of those watches for tariff purposes. The report disputes the reasonableness of the Company’s historical allocation formulas and proposes an alternative methodology that would imply $5.1 million in underpaid duties over the five-year period covered by the statute of limitations, plus possible penalties and interest. The Company believes that U.S. Customs’ alternative duty methodology and estimate are not consistent with the Company’s facts and circumstances and is disputing U.S. Customs’ position. Since February 2017, the Company has been providing U.S. Customs with supplemental analyses and information in response to U.S. Customs’ information requests. Most recently, the Company received summonses from U.S. Customs in December 2020 requesting additional information regarding component parts costs and the Company’s procedures for allocating the value of imported watches among the component parts. The Company responded to these summonses in January 2021. Although the Company disagrees with U.S. Customs’ position and believes that the information it has provided supports the reasonableness of its historical allocation formulas, it cannot predict with any certainty the outcome of this matter. The Company intends to continue to work with U.S. Customs to reach a mutually-satisfactory resolution.

In addition to the above matters, as of January 31, 2021, the Company is involved in other legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition, future results of operations or cash flows.

NOTE 13 – LEASES

The Company adopted ASU No. 2016-02 “Leases (Topic 842)” on February 1, 2019, resulting in the recognition of a right-of-use asset and associated liabilities. The Company leases certain real estate properties, vehicles and equipment in various countries around the world. Leased properties are typically used for retail, office and distribution.

The Company evaluates contractual arrangements at inception to determine if individual agreements are a lease or contain an identifiable lease component. When evaluating contracts to determine appropriate classification and recognition, significant judgment may be necessary to determine, among other criteria, if an embedded leasing arrangement exists, the length of the term, classification as either an operating or financing lease and whether renewal or termination options are reasonably certain to be exercised. Lease assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. These assets and liabilities are recognized on the lease commencement date based on the present value of lease payments over the lease term calculated using the Company’s incremental borrowing rate, adjusted for the lease term and lease country, unless the implicit rate is readily determinable. Lease assets also include any upfront lease payments made and are reduced by lease incentives. The Company’s leases are classified as operating leases with remaining terms of 1 to 9 years, some of which include an option to extend or renew. If the exercise of an option to extend or renew is determined to be reasonably certain, the associated right-of-use asset and liability reflects the extended period of payments.

Lease expense for operating leases consist of both fixed and variable components. Expenses related to fixed lease payments are recognized on a straight-line basis over the lease term. Variable lease payments are generally expensed as incurred and include certain index-based changes in rent, certain non-lease components such as maintenance and other services provided by the lessor and other charges included in the lease. The variable portion of lease payments is not included in the Company’s lease liabilities. Short-term leases are leases having a term of 12 months or less at inception. The Company does not record a related lease asset or liability for short-term leases. The depreciable life of lease assets and leasehold improvements is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

As a result of the COVID-19 pandemic, the Company received lease concessions from landlords in the form of rent deferrals and rent forgiveness. The Company chose the policy election provided by the FASB in April 2020 to record rent concessions as if no modifications to lease contracts were made, and thus no changes to the ROU assets and ROU liabilities were recorded for these concessions. This guidance is only applicable to COVID-19 related lease concessions that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. The Company received rent forgiveness of $1.1 million for fiscal year 2021.

The components of lease expense were as follows (in thousands):

Lease Expense	Consolidated Statements of Operation Location	For the Year Ended January 31, 2021	For the Year Ended January 31, 2020
Operating lease expense	SG&A	$18,533	$19,301
Short-term lease cost	SG&A	601	736
Variable lease cost	SG&A	9,051	9,229
Total operating lease expense		$28,185	$29,266
Finance lease cost:
Amortization of right-of-use assets	SG&A	$117	$117
Interest on lease liabilities	Interest expense	$9	$13

The following table discloses supplemental balance sheet information for the Company’s leases (in thousands):

Leases	Consolidated Balance Sheets Location	January 31, 2021	January 31, 2020
Assets
Operating	Operating lease right-of-use assets	$76,070	$89,523
Finance	Other non-current assets	$166	$282

Liabilities
Current:
Operating	Current operating lease liabilities	$15,861	$15,083
Finance	Accrued liabilities	$121	$117
Noncurrent:
Operating	Non-current operating lease liabilities	$68,412	$81,877
Finance	Other non-current liabilities	$49	$170

The following table discloses the weighted-average remaining lease term and weighted-average discount rate for the Company's leases:

Lease Term and Discount Rate	January 31, 2021	January 31, 2020
Weighted-average remaining lease term - in years
Operating leases	6.5	7.4
Finance leases	1.4	2.4
Weighted-average discount rate:
Operating leases	3.78%	3.71%
Finance leases	3.86%	3.86%

Future minimum lease payments by year as of January 31, 2021 were as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2022	$17,942	$125
2023	14,780	49
2024	13,970	-
2025	11,507	-
2026	9,441	-
Thereafter	27,144	-
Total lease payments	$94,784	$174
Less: Interest	(10,511)	(4)
Total lease obligations	$84,273	$170

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended January 31, 2021	Year Ended January 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,080	$17,637
Operating cash flows from finance leases	9	13
Financing cash flows from finance leases	116	112
Leased assets obtained in exchange for new operating lease liabilities	2,940	9,863
Leased assets obtained in exchange for new financing lease liabilities	—	399

As of January 31, 2021, the Company did not have any material operating or finance leases that have been signed but not commenced.

NOTE 14 - INCOME TAXES

(Loss)/income before (benefit)/provision for income taxes for the fiscal year ended January 31, 2021, 2020, and 2019 on a legal entity basis consists of the following (in thousands):

	2021	2020	2019
U.S. (loss)/income before taxes	$(121,302)	$(1,226)	$6,795
Non-U.S. (loss)/income before taxes	(21,080)	58,729	54,938
(Loss)/income before income taxes	$(142,382)	$57,503	$61,733

Cash paid for income taxes during fiscal 2021, 2020, and 2019 was $6.1 million, $16.0 million and $9.5 million respectively.

The (benefit) provision for income taxes for the fiscal years ended January 31, 2021, 2020 and 2019 consists of the following components (in thousands):

	2021	2020	2019
Current:
U.S. Federal	$(21,657)	$558	$6,665
U.S. State and Local	(703)	905	3,556
Non-U.S.	9,464	9,309	8,775
	(12,896)	10,772	18,996
Deferred:
U.S. Federal	(11,139)	2,337	(12,706)
U.S. State and Local	(6,321)	107	(2,339)
Non-U.S.	(832)	1,908	(3,789)
	(18,292)	4,352	(18,834)
(Benefit)/provision for income taxes	$(31,188)	$15,124	$162

Significant components of the Company’s deferred income tax assets and liabilities for the fiscal years ended January 31, 2021 and 2020 are as follows (in thousands):

	2021 Deferred Taxes		2020 Deferred Taxes
	Assets	Liabilities	Assets	Liabilities
Net operating loss carryforwards	$11,000	$—	$7,597	$—
Inventory	—	2,292	1,557	—
Unprocessed returns	862	—	898	—
Receivables allowances	843	—	301	—
Deferred compensation	15,567	—	15,643	—
Unrepatriated earnings	—	—	2,826	—
Depreciation/amortization	17,434	—	—	4,289
Other provisions/accruals	1,657	—	1,555	—
Deferred occupancy costs	17,064	15,140	18,690	16,887
Miscellaneous	1,096	—	323	—
	65,523	17,432	49,390	21,176
Valuation allowance	(7,007)	—	(5,481)	—
Total deferred tax assets and liabilities	$58,516	$17,432	$43,909	$21,176

The 2020 deferred tax assets and liabilities reflected in the above table have been adjusted to reflect deferred taxes on the gross up of the operating lease right-of-use assets and liabilities as a result of the Company’s adoption of ASU 2016-02 on February 1, 2019. These adjustments have no impact on the total net deferred tax assets and liabilities previously reported or on the Company’s Consolidated Financial Statements. The Company does not believe they are material to the Consolidated Financial Statements.

On March 27, 2020, Congress passed the CARES Act which provides economic relief to assist American families and companies during the COVID-19 global pandemic. The CARES Act includes, among other things, provisions related to net operating loss carryback periods, refundable payroll tax credits and the delay of certain payroll taxes, and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act allows U.S. net operating losses generated in fiscal 2019, 2020, and 2021 to be carried back up to five years to prior taxable years with a U.S. statutory tax rate of 35.0% and to offset 100% of regular taxable income in such years (the “CARES Act NOL Carryback Provision”). The Company generated a U.S. net operating loss of $20.5 million in fiscal 2021 which will be carried back to prior taxable years.

As of January 31, 2021, the Company had U.S. state and foreign net operating loss carryforwards of $2.3 million and $8.7 million, respectively, with expiration dates ranging from 1-10 years and some foreign jurisdictions with an indefinite carryforward period. Of the foreign net operating losses, $3.3 million is related to China, $1.8 million is related to Germany, and the remaining is related to other foreign countries.

A valuation allowance is required to be established unless management determines it is more likely than not that the Company will ultimately utilize the tax benefit associated with a deferred tax asset. The Company has foreign valuation allowances of $7.0 million, which are primarily related to net operating loss carryforwards.

Management will continue to evaluate the appropriate level of valuation allowance on all deferred tax assets considering such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax and business strategies that could potentially enhance the likelihood of realization of the deferred tax assets.

The (benefit)/provision for income taxes for the fiscal years ended January 31, 2021, 2020, and 2019 differs from the U.S. federal statutory rate due to the following (in thousands):

	Fiscal Year Ended January 31,
	2021	2020	2019
(Benefit)/provision for income taxes at the U.S. statutory rate	$(29,900)	$12,076	$12,964
Lower effective non-U.S. income tax rate	(74)	(1,876)	(1,303)
Change in valuation allowance	1,035	404	(2,138)
Change in liabilities for uncertain tax positions, net	(163)	(375)	(1,346)
State and local taxes, net of federal benefit	(5,549)	800	962
Impact of 2017 Tax Act	—	(16)	(7,446)
GILTI, net of foreign tax credits	—	2,703	116
Foreign-derived intangible income	—	—	(918)
Impairment of goodwill and intangible assets	11,694	—	—
Impact of CARES Act	(10,231)	—	—
Other permanent differences	1,220	910	(1,075)
Other, net	780	498	346
Total (benefit)/provision for income taxes	$(31,188)	$15,124	$162

The effective tax rate for fiscal 2021 was 21.9%, and differed from the U.S. statutory tax rate of 21.0% primarily due to the CARES Act NOL Carryback Provision and related tax effects, and U.S. state net operating loss carryforwards generated in the current fiscal year, partially offset by impairments of the portion of goodwill of the Watch and Accessory Brands reporting unit which is not tax deductible. The effective tax rate for fiscal 2020 was 26.3%, and differed from the U.S. statutory tax rate of 21.0% primarily due to a limitation on a portion of the foreign tax credits related to the GILTI tax. The effective tax rate for fiscal 2019 was 0.3%, and differed from the U.S. statutory tax rate of 21.0% primarily due to the impact of the 2017 Tax Act and the release of certain foreign valuation allowances.

Tax incentives have been granted to the Company for an entity located in Switzerland as a result of the Federal Act on Tax Reform and AHV Financing (“TRAF”). TRAF introduced two transition methods to provide relief to companies which had an expiring preferential tax regime: the dual rate method and the step-up method. The Company adopted the dual rate method which allows a reduction in the cantonal statutory tax rate through 2025 which does not have a material impact on the Company’s earnings per share.

A shortfall tax expense of $0.7 million and a windfall tax benefit of $0.1 million and $0.1 million were recorded in income tax (benefit)/expense during fiscal years 2021, 2020 and 2019, respectively.

The Company conducts business globally and, as a result, is subject to income taxes in the U.S. federal, state, local and foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities in many countries, such as Germany, Hong Kong, Switzerland and the United States. The Company is no longer subject to income tax examination for years ended prior to January 31, 2017, with few exceptions.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (exclusive of interest) for the fiscal years ended January 31, 2021, 2020 and 2019 are as follows (in thousands):

	2021	2020	2019
Beginning balance	$826	$1,351	$2,354
Tax positions taken in the current year	204	106	234
Tax positions taken in prior years	(26)	(125)	(774)
Lapse of statute of limitations	(119)	(114)	(122)
Settlements	-	(389)	(236)
Non-U.S. currency exchange fluctuations	16	(3)	(105)
Ending balance	$901	$826	$1,351

Included in the balances at January 31, 2021, January 31, 2020 and January 31, 2019 are $0.8 million, $0.8 million and $1.2 million, of unrecognized tax benefits which would impact the Company’s effective tax rate, if recognized. As of January 31, 2021, January 31,

2020 and January 31, 2019, the Company had $0.4 million, $0.5 million and $0.7 million, respectively of accrued interest (net of tax benefit) and penalties related to unrecognized tax benefits. During fiscal years 2021, 2020 and 2019, the Company accrued $0.0 million, $0.1 million and $0.0 million of interest (net of tax benefit) and penalties. The Company does not anticipate any significant increases or decreases to unrecognized tax benefits during the next twelve months.

At January 31, 2021, the Company had no deferred tax liability for the undistributed foreign earnings of approximately $221.2 million because the Company intends to permanently reinvest such earnings in its foreign operations. It is not practicable to estimate the tax liability related to a future distribution of these permanently reinvested foreign earnings.

NOTE 15 – TREASURY STOCK

On August 29, 2017, the Board approved a share repurchase program under which the Company was authorized to purchase up to $50.0 million of its outstanding common stock from time to time. This authorization expired on August 29, 2020. During fiscal 2021, the Company did not repurchase any shares of its common stock. On March 25, 2021, the Board approved a share repurchase program under which the Company is authorized to purchase up to $25.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. Under this share repurchase program, the Company is permitted to purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise. This authorization expires on September 30, 2022.

During the fiscal year ended January 31, 2021, the Company did not repurchase shares of its common stock under the repurchase program. During the fiscal year ended January 31, 2020, the Company repurchased a total of 131,402 shares of its common stock at a total cost of $4.2 million, or an average of $31.96 per share. During the fiscal year ended January 31, 2019, the Company repurchased a total of 200,088 shares of its common stock at a total cost of $7.4 million, or an average of $37.08 per share.

There were 49,283, 43,414 and 21,733 shares of common stock repurchased during the fiscal years ended January 31, 2021, 2020 and 2019, respectively, as a result of the surrender of shares in connection with the vesting of certain stock awards. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

NOTE 16 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The accumulated balances at January 31, 2021, 2020 and 2019, related to each component of accumulated other comprehensive income (loss) are as follows (in thousands):

	2021	2020	2019
Foreign currency translation adjustments	$93,166	$85,345	$80,808
Available-for-sale securities	124	124	119
Unrecognized prior service cost related to defined benefit pension plan	(344)	(367)	(420)
Net actuarial loss related to defined benefit pension plan	(406)	(52)	—
Total accumulated other comprehensive income	$92,540	$85,050	$80,507

Amounts reclassified from accumulated other comprehensive income (loss) to operating (loss) income in the Consolidated Statements of Operations during fiscal 2021, 2020 and 2019 were $0, $0 and $0.4 million, respectively.

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

	Fiscal Year Ended January 31, 2021	Fiscal Year Ended January 31, 2020	Fiscal Year Ended January 31, 2019
Customer Type
Wholesale	$369,031	$530,140	$532,565
Direct to consumer	134,952	166,877	142,439
After-sales service	2,414	3,949	4,563
Net Sales	$506,397	$700,966	$679,567

The Company’s revenues from contracts with customers is recognized at a point in time. The Company’s net sales disaggregated by geography are based on the location of the Company’s customer (see Note 20 Segment and Geographic Information).

Wholesale Revenue

The Company’s wholesale revenue consists primarily of revenues from independent distributors, department stores, chain stores, independent jewelry stores and third-party e-commerce retailers. The Company recognizes and records its revenue when obligations under the terms of a contract with the customer are satisfied, and control is transferred to the customer. Transfer of control passes to wholesale customers upon shipment or upon receipt depending on the agreement with the customer and shipping terms. Wholesale revenue is measured as the amount of consideration the Company ultimately expects to receive in exchange for transferring goods. Wholesale revenue is included entirely within the Watch and Accessory Brands segment (see Note 20 – Segment and Geographic Information), consistent with how management makes decisions regarding the allocation of resources and performance measurement.

Direct to Consumer Revenue

The Company’s direct to consumer revenue primarily consists of revenues from the Company’s outlet stores, online retailers (Company’s owned and wholesale customers’ e-commerce websites), concession stores and consumer repairs. The Company recognizes and records its revenue when obligations under the terms of a contract with the customer are satisfied, and control is transferred to the customer. Control passes to outlet store customers at the time of sale and to substantially all e-commerce upon shipment. Prior to January 1, 2021, the requirements for recognizing revenue for all e-commerce were met upon delivery to the customer. Direct to Consumer revenue is included in either the Watch and Accessory Brands segment or Company Stores segment based on how the Company makes decisions about the allocation of resources and performance measurement. Direct to Consumer revenue derived from concession stores, online retailers and consumer repairs is included within the Watch and Accessory Brands segment; revenue derived from outlet stores is included within the Company Stores segment (see Note 20 – Segment and Geographic Information).

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

The table below presents the weighted average assumptions used with the Black-Scholes option-pricing model for the calculation of the fair value of stock options granted during the fiscal year ended January 31, 2021. There were no stock options granted during the fiscal years ended January 31, 2020 and 2019.

Fiscal Year Ended January 31,
2021
Expected volatility	50.66%
Expected life in years	6.0
Risk-free interest rates	0.39%
Dividend rate	4.07%
Weighted average fair value per option at date of grant	$4.86

The fair value of the stock options, less expected forfeitures, is amortized on a straight-line basis over the vesting term. Total compensation expense for stock option grants recognized during the fiscal years ended January 31, 2021, 2020 and 2019 was $0.3 million, $0.5 million and $1.0 million, respectively. As of January 31, 2021, there was $2.1 million of unrecognized compensation cost related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 2.7 years. Total consideration received for stock option exercises during the fiscal years ended January 31, 2021, 2020 and 2019 was zero, $0.2 million and $5.9 million, respectively.

The following table summarizes the Company’s stock option plan as of January 31, 2021 and changes during each of the fiscal years in the three-year period ended January 31, 2021:

	Outstanding Options	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at January 31, 2018 (394,455 options exercisable)	761,701	$29.12
Granted	—	—
Exercised	(189,941)	$30.77
Cancelled	(5,500)	$42.12
Options outstanding at January 31, 2019 (264,244 options exercisable)	566,260	$28.43
Granted	—	—
Exercised	(5,150)	$30.36
Cancelled	—	—
Options outstanding at January 31, 2020 (399,905 options exercisable)	561,110	$28.41	$23.35-$42.12	5.2	$-
Granted	550,000	$15.25	$12.42-$16.87
Exercised	—	—	—
Cancelled	—	—	—
Options outstanding at January 31, 2021	1,111,110	$21.90	$12.42-$42.12	6.9	$2,975
Exercisable at January 31, 2021	561,110	$28.41		4.2	$-
Expected to vest at January 31, 2021	474,623	$15.20		9.7	$2,590

The table below presents information related to stock option activity for the years ended January 31, 2021, 2020 and 2019:

	Fiscal Year Ended January 31,
	2021	2020	2019
	(in thousands)
Total fair value of stock options exercised	$-	$63	$1,912
Total fair value of stock options vested	$1,475	$1,621	$803

Non-vested Stock Options

A summary of the Company’s non-vested stock options at January 31, 2021 and changes during fiscal 2021 are presented below:

	Shares	Weight Average Grant Date Fair Value

Non-vested stock options:
Non-vested at January 31, 2020	161,205	$9.15
Granted	550,000	$4.86
Vested	(161,205)	$9.15
Non-vested at January 31, 2021	550,000	$4.86

Stock Awards:

Under the Plan, the Company can also grant stock awards to employees and directors. For fiscal years 2021, 2020 and 2019, compensation expense for stock awards was $5.1 million ($0.4 is included in the Restructuring Plan of the corporate initiatives), $5.8 million and $5.0 million, respectively. As of January 31, 2021, there was $3.4 million of unrecognized compensation cost related to unvested stock awards. These costs are expected to be recognized over a weighted-average period of 1.6 years.

Transactions for stock awards under the Plan since fiscal 2018 are summarized as follows:

	Number of Stock Award Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($(000's)
Units outstanding at January 31, 2018	342,770	$26.07
Units granted	228,310	$39.22
Units vested	(112,170)	$27.60
Units forfeited	(11,888)	$30.82
Units outstanding at January 31, 2019	447,022	$32.27
Units granted	274,133	$32.47
Units granted adjustment for fiscal year 2019 grants (a)	20,409	$39.95
Units granted adjustment for fiscal year 2020 grants (b)	(73,067)	$32.91
Units vested	(151,448)	$29.27
Units forfeited	(26,810)	$34.80
Units outstanding at January 31, 2020	490,239	$33.50
Units granted	171,229	$13.30
Units vested	(212,070)	$26.05
Units forfeited	(33,404)	$31.20
Units outstanding at January 31, 2021	415,994	$29.17	1.3	$8,594

(a)	Grant adjustment made due to exceeding the fiscal 2019 financial goal.
(b)	Grant adjustment made due to not reaching the fiscal 2020 financial goal.

Outstanding stock awards can be classified as either time-based stock awards or performance-based stock awards. Time-based stock awards vest over time subject to continued employment. Performance-based stock awards vest over time subject both to continued employment and to the achievement of corporate financial performance goals. Upon the vesting of a stock award, shares are issued from the pool of authorized shares. For performance-based stock awards, the number of shares issued related to the performance units granted can vary from 0% to 150% of the target number of underlying stock award units, depending on the extent of the achievement of predetermined financial goals. The total fair value of stock award units that vested during fiscal 2021, 2020 and 2019 was $5.5 million, $4.4 million and $3.1 million, respectively. There were 49,283, 43,414 and 21,733 shares of common stock of the Company tendered by the employee for the payment of the employee’s withholding tax obligation totaling $0.5 million, $1.4 million and $0.9 million during the fiscal years ended January 31, 2021, 2020 and 2019, respectively. Unvested stock award units had a total fair value of $12.1 million, $16.4 million and $14.3 million, for fiscal 2021, 2020 and 2019, respectively. The shortfall tax expense on the vested stock awards for fiscal 2021 was $0.7 million. The number of shares issued related to the remaining stock awards are established at grant date.

NOTE 19 – PENSION AND RETIREMENT SAVINGS PLAN

Defined Contribution Plans

401(k) Savings Plan

All employees in the United States are eligible to participate in the Company’s Employee Savings and Investment Plan (“401(k) Plan”), a tax-qualified defined contribution retirement savings plan. The Company matches 50% of each 1% contributed by the employee up to a maximum of 6% of pay (totaling a company maximum match of 3%), subject to the contribution limits imposed by the Internal Revenue Code. Employees vest in the Company match after three years of service. In fiscal 2021, 2020 and 2019, the

Company contributed $0.3 million, $1.3 million and $1.1 million, respectively, in cash to the 401(k) Plan. The decrease in fiscal 2021 is due to the Company’s temporary suspension in the Company match from April 2020 to the end of fiscal 2021 in response to the COVID-19 pandemic. The Company match resumed in the first quarter of fiscal 2022.

Other Defined Contribution Plans

The Company sponsors defined contribution benefit plans for its employees located in Switzerland (prior to amendment effective December 31, 2018 – see below for discussion) Asia and the United Kingdom. Company contributions and expenses of administering the plans were $0.6 million, $0.9 million and $0.6 million in fiscal 2021, 2020 and 2019, respectively.

The Company maintains a defined contribution Deferred Compensation Plan (also known as a supplemental employee retirement plan or SERP). The SERP provides eligible executives with supplemental retirement benefits in addition to amounts received under the Company’s other retirement plans. The Company makes a matching contribution, up to either 5% or 10% of the executive’s salary, which vests in equal annual installments over five years. Twenty percent of the Company’s matching contribution is in the form of rights to the Company’s common stock. During fiscal 2021, 2020 and 2019, the Company recorded expenses related to the SERP of $0.9 million ($0.5 million is included in the Restructuring Plan of the corporate initiatives), $0.6 million and $0.7 million, respectively. The Company temporarily suspended the matching contribution from April 2020 to the end of fiscal 2021 in response to the COVID-19 pandemic. The Company matches resumed in the first quarter of 2022.

Defined Benefit Plan

The Company sponsors a plan in Switzerland which was amended to a defined benefit plan effective December 31, 2018. The plan covers certain international employees and is based on years of service and compensation on a career-average pay basis.

The components of the net periodic pension costs for the fiscal years ended January 31, 2021, 2020 and 2019 are as follows:

(Amounts in thousands)	2021	2020	2019
Service cost	$1,274	$1,121	$93
Interest cost	-	300	25
Expected return on assets	(372)	(205)	(25)
Actuarial gain recognized due to partial settlement	(43)	-	-
Amortization of prior service costs	73	68	6
Net Periodic Pension Cost	$932	$1,284	$99

The other components of the net periodic pension costs, expected return on assets, actuarial gain recognized and the amortization of the prior service costs, are all included in other income in fiscal 2021 in the consolidated statement of operations, while the amounts in fiscal 2020 and 2019, including interest cost, are included in selling, general and administrative expenses in the consolidated statement of operations due to the immateriality of the amounts.

During fiscal 2021, the settlements, including lump sum payments, exceeded the sum of the current service cost and interest cost components. Because only a portion of the benefit obligation is settled, the Company recognized in fiscal 2021 a pro rata portion of the unamortized net gain in the net periodic pension cost as a reduction of other components of the net periodic pension cost.

The estimated prior service cost that will be amortized from accumulated other comprehensive income into net periodic pension cost in the fiscal year ended January 31, 2022 is $0.1 million.

A reconciliation of the change in benefit obligation, the change in plan assets and the net amount recognized in the consolidated balance sheets shown below (based on a January 31 measurement date):

(Amounts in thousands)	2021	2020
Change in benefit obligation:
Pension benefit obligation at beginning of period	$24,813	$33,754
Service cost	1,274	1,121
Interest cost	-	300
Benefit and expense payments	(2,551)	(2,996)
Employee contributions	791	818
Settlements	-	(10,022)
Actuarial losses	240	1,032
Foreign currency exchange rate impact	2,016	806
Pension benefit obligation at end of year	26,583	24,813
Change in plan assets:
Fair value of plan assets at beginning of period	$24,227	$33,223
Company contributions	1,187	1,229
Benefit and expense payments	(2,551)	(2,996)
Actual return on plan assets	220	1,187
Employee contributions	791	818
Settlements	-	(10,022)
Foreign currency exchange rate impact	1,963	788
Fair value of plan assets at end of year	25,837	24,227
Funded status - consolidated	$(746)	$(586)
Amounts recognized in the consolidated balance sheets consist of:
Other non-current liabilities	$746	$586
Amounts recognized in accumulated other comprehensive (loss):
Prior service cost	448	484
Net actuarial loss	511	52
Tax effect	(209)	(117)
Net amount recognized, after tax	$750	$419
Accumulated benefit obligation	$26,390	$24,621

Investment Policy:

It is the objective of the plan sponsor to maintain an adequate level of diversification to balance market risk, to prudently invest to preserve capital and to provide sufficient liquidity while maximizing earnings for near-term payments of benefits accrued under the plan and to pay plan administrative expenses. The assumption used for the expected long-term rate of return on plan assets is based on the long-term expected returns for the investment mix of assets currently in the portfolio. Historical return trends for the various asset classes in the class portfolio are combined with current and anticipated future market conditions to estimate the rate of return for each class. These rates are then adjusted for anticipated future inflation to determine estimated nominal rates of return for each class.

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

The weighted‑average assumptions that were used to determine the Company’s benefit obligations as of the measurement date (January 31) were as follows:

	2021	2020	2019
Discount rate	0.00%	0.00%	0.90%
Salary progression rate	1.10%	1.10%	1.10%
Expected long-term rate of return on plan assets	1.50%	1.50%	0.90%

The discount rates used are based on high quality AAA- and AA-rated corporate bonds with durations corresponding to the expected durations of the benefit obligations and service time.

The weighted‑average assumptions that were used to determine the Company’s net periodic pension cost were as follows:

	2021	2020	2019
Discount rate	0.00%	0.90%	0.90%
Salary progression rate	1.10%	1.10%	1.10%
Expected long-term rate of return on plan assets	1.50%	0.90%	0.90%

The overall expected long-term rate of return on plan assets is a weighted-average expectation based on the targeted portfolio composition. Historical experience and current benchmarks are considered to arrive at expected long-term rates of return in each asset category.

The Company expects the following benefit payments to be paid out for the fiscal years indicated. The expected benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at January 31, 2021 and include estimated future employee service. The Company does not expect any plan assets to be returned to it during the fiscal year ending January 31, 2022. Payments from the pension plan are made from the plan assets.

Fiscal Year ending January 31,	(in thousands)
2022	$251
2023	238
2024	413
2025	291
2026	283
2027-2031	2,269

During fiscal 2022, the Company expects to contribute $1.1 million to its Swiss defined benefit plan.

NOTE 20 – SEGMENT AND GEOGRAPHIC INFORMATION

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

The Company divides its business into two major geographic locations: United States operations, and International, which includes the results of all non-U.S. Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s International operations in Europe, the Middle East, the Americas (excluding the United States) and Asia accounted for 37.4%, 7.3%, 6.6% and 6.3%, respectively, of the Company’s total net sales for fiscal 2021. For fiscal 2020, the Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 33.4%, 9.0%, 7.9% and 6.6%, respectively, of the Company’s total net sales. For fiscal 2019, the Company’s International operations in Europe, the Americas (excluding the United States), the Middle East and Asia accounted for 31.6%, 8.8%, 7.7% and 6.5%, respectively, of the Company’s total net sales. A vast majority of the Company’s tangible International assets are owned by the Company’s Swiss and Hong Kong subsidiaries.

Operating Segment Data as of and for the Fiscal Year Ended January 31, (in thousands):

	Net Sales
	2021	2020	2019
Watch and Accessory Brands:
Owned brands category	$178,173	$257,954	$263,904
Licensed brands category	262,367	344,681	320,911
After-sales service and all other	6,822	9,763	11,061
Total Watch and Accessory Brands	447,362	612,398	595,876
Company Stores	59,035	88,568	83,691
Consolidated total	$506,397	$700,966	$679,567

	Operating (Loss)/Income (1) (2) (3) (4) (5)
	2021	2020	2019
Watch and Accessory Brands	$(152,662)	$29,529	$45,194
Company Stores	10,535	13,462	17,003
Consolidated total	$(142,127)	$42,991	$62,197

	Total Assets		Capital Expenditure
	2021 (9)	2020	2021	2020	2019
Watch and Accessory Brands	$659,681	$782,339	$2,909	$7,616	$6,508
Company Stores	59,576	64,969	109	5,097	4,127
Consolidated total	$719,257	$847,308	$3,018	$12,713	$10,635

	Depreciation and Amortization
	2021	2020	2019
Watch and Accessory Brands	$11,462	$14,013	$12,446
Company Stores	2,650	2,368	1,719
Consolidated total	$14,112	$16,381	$14,165

Geographic Location Data as of and for the Fiscal Year Ended January 31, (in thousands):

	Net Sales (6)			Operating (Loss) / Income (1) (2) (3) (4) (5) (7) (8)
	2021	2020	2019	2021	2020	2019
United States	$214,818	$302,426	$308,420	$(128,430)	$(22,719)	$(3,856)
International	291,579	398,540	371,147	(13,697)	65,710	66,053
Consolidated total	$506,397	$700,966	$679,567	$(142,127)	$42,991	$62,197

	Total Assets		Property, Plant and Equipment, Net
	2021 (10)	2020	2021	2020
United States	$352,517	$425,018	$14,792	$18,852
International	366,740	422,290	7,557	10,386
Consolidated total	$719,257	$847,308	$22,349	$29,238

(1)

Fiscal 2021 operating loss in the United States locations of the Watch and Accessory Brands segment included a charge of $99.7 million, related to the impairment of goodwill and intangible assets associated with the MVMT brand. Fiscal 2021 operating loss in the International locations of the Watch and Accessory Brands segment included a charge of $56.2 million related to the impairment of goodwill associated with the Olivia Burton brand and City Time Joint Venture.

(2)

Fiscal 2021 operating loss in the United States locations and the International locations of the Watch and Accessory Brands segment included a charge of $8.0 million and $4.6 million, respectively, related to the corporate initiatives that the Company took in response to the impact on its business due to the COVID-19 pandemic.

(3)	Fiscal 2021 and 2020 operating loss in the United States locations of the Watch and Accessory Brands segment included $1.6 million and $4.6 million, respectively, of expenses primarily related to the amortization of intangible assets, deferred compensation and certain accounting adjustments associated with the MVMT brand. In the United States locations of the Watch and Accessory Brands segment for fiscal 2019 operating loss included $14.4 million of expenses primarily related to transaction costs, the amortization of intangible assets, deferred compensation and certain acquisition accounting adjustments as a result of the Company’s acquisition of the MVMT brand.
(4)

Fiscal 2021, 2020 and 2019 operating (loss)/income in the International locations of the Watch and Accessory Brands segment included $2.7 million, $2.8 million and $2.9 million, respectively, of expenses primarily related to the amortization of acquired intangible assets, as a result of the Company’s acquisition of the Olivia Burton brand.

(5)

Fiscal 2020 and 2019 United States and International locations of the Watch and Accessory Brands operating (loss)/income included income of $0.3 million for both periods due to a change in estimate related to the Company’s fiscal 2018 cost savings initiatives.

(6)

The United States and International net sales are net of intercompany sales of $236.9 million, $346.8 million and $319.5 million for the fiscal years ended January 31, 2021, 2020 and 2019, respectively.

(7)	The United States operating loss included $29.1 million, $29.0 million and $43.5 million of unallocated corporate expenses for the fiscal years ended January 31, 2021, 2020 and 2019, respectively.
(8)

The International operating (loss)/income included $63.0 million, $73.3 million and $53.8 million of certain intercompany profits related to the Company’s supply chain operations for the fiscal years ended January 31, 2021, 2020 and 2019, respectively.

(9)

The decrease in total assets at January 31, 2021 from January 31, 2020 is primarily due to the impairment charges related to goodwill of $133.7 million and $22.2 million related to intangible assets within the Watch and Accessory Brands segment (see Note 6 – Goodwill and Intangible Assets).

(10)

The decrease in the United States total assets at January 31, 2021 from January 31, 2020 is primarily due to the impairment charges related to goodwill of $77.5 million and $22.2 million related to intangible assets. The decrease in the International total assets at January 31, 2021 from January 31, 2020 is primarily due to the impairment charge related to goodwill of $56.2 million (see Note 6 – Goodwill and Intangible Assets).

Schedule II

MOVADO GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at beginning of year	Net (benefit) / provision charged to operations		Currency revaluation	Net write-offs	Balance at end of year
Year ended January 31, 2021:
Doubtful accounts	$5,643	$1,331		$316	$(248)	$7,042
Returns	13,280	31,892		325	(31,596)	13,901
Other sales allowances	8,801	6,189		251	(7,087)	8,154
Deferred tax asset valuation allowance	5,481	1,644		538	(656)	7,007
Total	$33,205	$41,056		$1,430	$(39,587)	$36,104
Year ended January 31, 2020:
Doubtful accounts	$5,492	$734		$69	$(652)	$5,643
Returns	13,034	31,232		71	(31,057)	13,280
Other sales allowances	7,380	12,612		9	(11,200)	8,801
Deferred tax asset valuation allowance	5,257	516		(169)	(123)	5,481
Total	$31,163	$45,094		$(20)	$(43,032)	$33,205
Year ended January 31, 2019:
Doubtful accounts	$4,181	$2,104		$(257)	$(536)	$5,492
Returns	12,359	32,710	(1)	(691)	(31,344)	13,034
Other sales allowances	7,344	9,383		20	(9,367)	7,380
Deferred tax asset valuation allowance	8,960	(2,199)		(319)	(1,185)	5,257
Total	$32,844	$41,998		$(1,247)	$(42,432)	$31,163

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