Form 10-Q
period 2021-04-30
MOVADO GROUP INC
filed 2021-05-27
CIK 72573

L

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2021

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

The number of shares outstanding of the registrant’s Common Stock and Class A Common Stock as of May 24, 2021 were 16,819,629 and 6,559,999 respectively.

MOVADO GROUP, INC.

Index to Quarterly Report on Form 10-Q

April 30, 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	April 30,	January 31,	April 30,
	2021	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$186,950	$223,811	$187,830
Trade receivables, net	78,584	76,931	49,765
Inventories	169,966	152,580	177,832
Other current assets	23,649	23,479	26,529
Income taxes receivable	24,305	24,850	520
Total current assets	483,454	501,651	442,476
Property, plant and equipment, net	20,599	22,349	26,934
Operating lease right-of-use assets	72,836	76,070	86,444
Deferred and non-current income taxes	41,528	42,507	67,281
Other intangibles, net	16,300	17,081	18,272
Other non-current assets	59,989	59,599	56,506
Total assets	$694,706	$719,257	$697,913
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$34,595	$28,187	$19,241
Accrued liabilities	45,687	51,124	39,489
Accrued payroll and benefits	9,727	18,047	6,768
Current operating lease liabilities	15,413	15,861	15,053
Income taxes payable	9,128	14,452	13,064
Total current liabilities	114,550	127,671	93,615
Loans payable to bank	10,000	21,230	82,510
Deferred and non-current income taxes payable	21,280	21,895	25,085
Non-current operating lease liabilities	65,568	68,412	78,471
Other non-current liabilities	51,528	50,115	44,721
Total liabilities	262,926	289,323	324,402
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest	2,560	2,600	2,966
Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 28,372,938, 28,078,241 and 28,000,364 shares issued and outstanding, respectively	284	281	280
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,560,509, 6,610,509 and 6,608,548 shares issued and outstanding, respectively	65	65	65
Capital in excess of par value	215,890	214,043	210,070
Retained earnings	346,408	341,641	305,486
Accumulated other comprehensive income	89,406	92,540	77,074
Treasury Stock, 11,558,546, 11,492,591 and 11,480,231 shares, respectively, at cost	(225,276)	(223,306)	(223,176)
Total Movado Group, Inc. shareholders' equity	426,777	425,264	369,799
Noncontrolling interest	2,443	2,070	746
Total equity	429,220	427,334	370,545
Total liabilities, redeemable noncontrolling interest and equity	$694,706	$719,257	$697,913

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended April 30,
	2021	2020
Net sales	$134,798	$69,666
Cost of sales	60,596	37,773
Gross profit	74,202	31,893
Selling, general and administrative	60,946	58,137
Impairment of goodwill and intangible assets (Note 6)	—	155,919
Total operating expenses	60,946	214,056
Operating income/(loss)	13,256	(182,163)
Non-operating income/(expense):
Other income	100	15
Interest expense	(275)	(271)
Income/(loss) before income taxes	13,081	(182,419)
Provision/(benefit) for income taxes (Note 12)	3,330	(32,330)
Net income/(loss)	9,751	(150,089)
Less: Net income/(loss) attributable to noncontrolling interests	342	(96)
Net income/(loss) attributable to Movado Group, Inc.	$9,409	$(149,993)

Basic income/(loss) per share:
Weighted basic average shares outstanding	23,320	23,141
Net income/(loss) per share attributable to Movado Group, Inc.	$0.40	$(6.48)

Diluted income/(loss) per share:
Weighted diluted average shares outstanding	23,741	23,141
Net income/(loss) per share attributable to Movado Group, Inc.	$0.40	$(6.48)

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2021	2020
Net income/(loss)	$9,751	$(150,089)
Other comprehensive income/(loss):
Net unrealized gain/(loss) on investments, net of tax provision/(benefit) of $14 and $(13), respectively	41	(38)
Amortization of prior service cost, net of tax provision of $4 and $4, respectively	14	13
Foreign currency translation adjustments	(3,189)	(7,951)
Total other comprehensive loss, net of taxes	(3,134)	(7,976)
Less:
Comprehensive income/(loss) attributable to noncontrolling interests:
Net income/(loss)	342	(96)
Foreign currency translation adjustments	(9)	(64)
Total comprehensive income/(loss) attributable to noncontrolling interests	$333	$(160)
Total comprehensive income/(loss) attributable to Movado Group, Inc.	$6,284	$(157,905)

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2021	2020
Cash flows from operating activities:
Net income/(loss) attributable to Movado Group, Inc.	$9,409	$(149,993)
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Impairment of goodwill and intangible assets	—	155,919
Non-cash corporate initiatives	—	7,240
Depreciation and amortization	3,173	3,885
Transactional (gains)/losses	(795)	625
Provision for inventories and accounts receivable	776	468
Deferred income taxes	354	(42,241)
Stock-based compensation	1,554	1,572
Other	399	4
Changes in assets and liabilities:
Trade receivables	(1,896)	25,432
Inventories	(19,525)	(10,342)
Other current assets	350	(1,259)
Accounts payable	6,898	(15,655)
Accrued liabilities	(3,594)	(6,134)
Accrued payroll and benefits	(8,234)	500
Income taxes payable	(5,261)	4,781
Other non-current assets	610	(366)
Other non-current liabilities	409	(17)
Net cash used in operating activities	(15,373)	(25,581)
Cash flows from investing activities:
Capital expenditures	(407)	(926)
Trademarks and other intangibles	(44)	(41)
Net cash used in investing activities	(451)	(967)
Cash flows from financing activities:
Repayment of bank borrowings	(11,140)	—
Proceeds from bank borrowings	—	30,879
Dividends paid	(6,962)	—
Stock awards and options exercised and other changes	(1,385)	(367)
Stock repurchase	(316)	—
Net cash (used in)/provided by financing activities	(19,803)	30,512
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,249)	(2,007)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(36,876)	1,957
Cash, cash equivalents, and restricted cash at beginning of year	224,423	186,438
Cash, cash equivalents, and restricted cash at end of period	$187,547	$188,395

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$186,950	$187,830
Restricted cash included in other non-current assets	597	565
Cash, cash equivalents, and restricted cash	$187,547	$188,395

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying interim unaudited Consolidated Financial Statements have been prepared by Movado Group, Inc. (the “Company”), in a manner consistent with that used in the preparation of the annual audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021 (the “2021 Annual Report on Form 10-K”). The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the unaudited Consolidated Financial Statements and the reported amounts of revenues and expenses during the periods reported. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial position and results of operations for the periods presented. The consolidated balance sheet data at January 31, 2021 is derived from the audited annual financial statements, which are included in the Company’s 2021 Annual Report on Form 10-K and should be read in connection with these interim unaudited financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

NOTE 2 – IMPACT OF THE COVID-19 PANDEMIC

In December 2019, COVID-19 emerged and subsequently spread worldwide. The World Health Organization declared COVID-19 a pandemic in March 2020, resulting in federal, state and local governments and other authorities mandating various restrictions, including travel restrictions, quarantines and other social distancing requirements. As a result of the outbreak, in mid-March 2020, the Company and the majority of the Company’s wholesale customers temporarily closed all of their retail stores due to health concerns associated with COVID-19. Although the Company reopened all of its retail stores during the second quarter of fiscal 2021 and most of the Company’s brick and mortar wholesale customers have reopened the majority of their retail locations as well, the discretionary consumer goods segment remains highly challenged at brick and mortar retail locations worldwide.

The Company entered this period of uncertainty with a healthy liquidity position, and it took actions to enhance its financial liquidity and flexibility, including minimizing all non-essential operating expenses (including marketing, travel and consulting services), reevaluating all capital expenditures, furloughing approximately 80% of the Company’s North American workforce during March through June 2020 and temporarily reducing the work-rate of international employees while applying for available government payroll subsidies in accordance with local government guidelines and programs, suspending the Company’s share repurchase program and regular quarterly dividends, reducing salaries and suspending Board of Director fees from April through June 2020, amending license agreements to reduce its royalty obligations in fiscal 2021 and negotiating rent abatements in respect of its rent obligations for its Company Stores and certain other leases. As a precautionary measure, the Company borrowed an additional $30.9 million under its revolving credit facility in March 2020 and amended its revolving credit facility to modify some of its financial covenants (see Note 8 – Debt and Lines of Credit). During fiscal 2021 the Company repaid $64.5 million under its revolving credit facility and repaid an additional $11.1 million during the first quarter of fiscal 2022. At April 30, 2021, $10.0 million remained outstanding under the Company’s revolving credit facility.

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

Although the full magnitude of the effects on the Company’s business is difficult to predict at this time, the COVID-19 pandemic is expected to continue to impact the Company’s results of operations for the foreseeable future. In addition to the resurgence of COVID-19 cases in many regions which has resulted in the tightening of containment and mitigation measures in many countries, the ongoing economic impacts and health concerns associated with the pandemic will likely continue to affect consumer behavior, spending levels, shopping preferences and tourism. Nevertheless, the pandemic’s adverse impact on the Company has significantly diminished in recent quarters and the Company believes that based on the Company’s current expectations, cash flows from operations and its credit lines and cash on-hand, the Company has adequate funds to support its operating, capital and debt service requirements and expects to maintain compliance with its debt covenants for the next twelve months subsequent to the issuance of these financial statements.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. This guidance provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable for the Company’s borrowing instruments, which use LIBOR as a reference rate, and is effective immediately, but is only available through December 31, 2022. The Company is evaluating the optional expedients and exceptions in the guidance and while transition from LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives or other financial instruments or extensions held by or due, the Company does not except such nor the adoption of this standard to have a material impact on its Consolidated Financial Statements.

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

The number of shares used in calculating basic and diluted earnings (loss) per share is as follows (in thousands):

	Three Months Ended April 30,
	2021	2020
Weighted average common shares outstanding:
Basic	23,320	23,141
Effect of dilutive securities:
Stock awards and options to purchase shares of common stock	421	—
Diluted	23,741	23,141

For the three months ended April 30, 2021 and 2020, approximately 536,000 and 891,000, respectively, of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. For the three months ended April 30, 2020, the Company also had approximately 120,000 stock options that could potentially dilute earnings per share in future periods that were excluded from the computation of diluted EPS because their effect would have been anti-dilutive given the net loss during the period.

On March 25, 2021, the Company declared a quarterly cash dividend of $0.20 per share payable on April 21, 2021, to shareholders of record on April 7, 2021. The total dividend of $4.6 million was paid on April 21, 2021. In addition, the Company paid a cash dividend on February 5, 2021 in the amount of $2.3 million to shareholders of record on January 21, 2021 of $0.10 per share. During the first quarter of fiscal 2021 the Company did not declare quarterly cash dividends.

NOTE 5 – RESTRUCTURING PROVISION

On June 29, 2020, the Company committed to a Restructuring Plan as part of the Company’s corporate initiatives to reduce operating expenses and adjust cash flows in light of the ongoing economic challenges resulting from the COVID-19 pandemic and its impact on the Company’s business. The Restructuring Plan was completed during the second quarter of fiscal 2021, although cash severance will be paid over time and such payments will continue into the current fiscal year. Of the total $12.6 million provision recorded in fiscal 2021, $7.5 million has been paid out through the first quarter of fiscal 2022 ($6.7 million of which was paid out during fiscal 2021), approximately $1.7 million is expected to result in cash payments during the remainder of the current fiscal year with the remaining $1.3 million resulting in non-cash use ($2.1 million had been used in fiscal 2021). The Company expects annual savings in the range of $14 million to $16 million as it relates to severance and employee related and properties (contained within Other in table below).

A summary rollforward of the provision related to the Company’s corporate initiatives, including the provision associated with the Restructuring Plan, is as follows for the three months ended April 30, 2021 (in thousands):

	Balance January 31, 2021	Provision	Non-Cash Use	Cash Payments	Balance April 30, 2021
Restructuring Plan:
Severance and Employee Related (1)	$2,378	$—	$—	$(787)	$1,591
Other (2)	51	—	—	(3)	48
Other Corporate Initiatives:
Severance and Employee Related	—	—	—	—	—
Inventory (3)	407	—	(21)	—	386
Accounts receivable (4)	926	—	—	—	926
Other (2)	19	—	—	—	19
Total	$3,781	$—	$(21)	$(790)	$2,970

A summary rollforward of the provision related to the Company’s corporate initiatives, including the provision associated with the Restructuring Plan, is as follows for the three months ended April 30, 2020 (in thousands):

	Balance January 31, 2020	Provision	Non-Cash Use	Cash Payments	Balance April 30, 2020
Restructuring Plan:
Severance and Employee Related	$—	$—	$—	$—	$—
Other (2)	—	—	—	—	—
Other Corporate Initiatives:
Severance and Employee Related	—	936	—	—	936
Inventory (3)	—	3,507	—	—	3,507
Accounts receivable (4)	—	1,075	—	—	1,075
Other	—	1,722	—	—	1,722
Total	$—	$7,240	$—	$—	$7,240

The following amounts are included in the Consolidated Balance Sheet at April 30, 2021:

(1)	$1.2 million included in Accrued payroll and benefits and $0.4 million included in Capital in excess of par value.
(2)	Balance included in Accrued liabilities.
(3)	Reserve included in Inventories.
(4)	Reserve included in Trade receivables, net.

At April 30, 2020, included in Other is approximately a $1.5 million write-off related to unrefunded deposits for a canceled global customer event.

The corporate initiative costs by operating segment are as follows:

For the Three Months Ended April 30, 2020 Provision
Watch and Accessory Brands:
United States	$4,704
International	2,536
Total Watch and Accessory Brands	7,240
Total Company Stores	—
Total Consolidated	$7,240

Cost of sales	$3,508
Selling, general and administrative	3,732
Total	$7,240

There was no provision for restructuring during the first quarter of fiscal 2022.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

The Company performs its annual impairment assessment of goodwill as well as brand intangibles at the beginning of the fourth quarter of each fiscal year or if an event occurs that would more likely than not reduce the fair value below its carrying amount.

During the three months ended April 30, 2020, in light of the COVID-19 pandemic that resulted in the closing of the Company’s stores and of the vast majority of the stores of the Company’s wholesale customers (resulting in a decrease in revenues and gross margin), a decrease in customer spending and decline in the Company’s market capitalization, the Company concluded that a triggering event had occurred during the first quarter of fiscal 2021, resulting in the need to perform a quantitative interim impairment assessment over the Company’s Olivia Burton, MVMT and Company Stores’ long-lived assets as well as the Watch and Accessory Brands reporting unit.

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

There were no triggering events during the first quarter of fiscal 2022.

The changes in the carrying amount of other intangible assets during the three months ended April 30, 2021 are as follows (in thousands):

	Trade names	Customer relationships	Other (1)	Total
Weighted Average Amortization Period (in years)	10	6	10
Balance at January 31, 2021	$10,860	$5,168	$1,053	$17,081
Additions	—	—	44	44
Amortization	(411)	(425)	(63)	(899)
Foreign exchange impact	74	15	(15)	74
Balance at April 30, 2021	$10,523	$4,758	$1,019	$16,300

(1)	Other includes fees paid related to trademarks and non-compete agreement related to Olivia Burton brand.

Amortization expense for intangible assets was $0.9 million and $1.3 million for the three months ended April 30, 2021 and 2020, respectively.

NOTE 7 – INVENTORIES

Inventories consisted of the following (in thousands):

	April 30, 2021	January 31, 2021	April 30, 2020
Finished goods	$123,779	$107,246	$129,918
Component parts	41,931	40,735	43,411
Work-in-process	4,256	4,599	4,503
	$169,966	$152,580	$177,832

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

On June 5, 2020, the Company and its lenders entered into an amendment (the “Second Amendment”) to the Credit Agreement effective as of April 30, 2020. Among other things, the Second Amendment provided for temporary relief with respect to the financial maintenance covenants in the Credit Agreement starting April 30, 2020 while also temporarily tightening certain covenants and temporarily increasing the interest rate and commitment fee. These temporary changes to the Credit Agreement ended as a result of the Company’s achievement of certain financial milestones as of and for the periods ending January 31, 2021. In addition, the Second Amendment permanently increased the LIBOR floor for loans under the Credit Agreement from 0% to 1.00% and permanently reduced the minimum EBITDA financial covenant level to $35.0 million starting with the four-quarter period ending July 31, 2021.

As of April 30, 2021, and April 30, 2020, there was zero and 70.0 million in Swiss Francs, respectively (with a dollar equivalent of zero and $72.5 million, respectively), in addition to $10.0 million as of April 30, 2021 and 2020, in loans outstanding under the Facility. Availability under the Facility was reduced by the aggregate number of letters of credit outstanding, issued in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at both April 30, 2021 and April 30, 2020. At April 30, 2021, the letters of credit have expiration dates through April 26, 2022. As of April 30, 2021, and April 30, 2020, availability under the Facility was $89.7 million and $17.2 million, respectively.

The Company had weighted average borrowings under the facility of $13.1 million and $65.6 million during the three months ended April 30, 2021 and 2020, respectively, with a weighted average interest rate of 3.21% and 1.17% during the three months ended April 30, 2021 and 2020, respectively.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified maturity with a Swiss bank. As of April 30, 2021, and 2020, these lines of credit totaled 6.5 million Swiss Francs for both periods, with a dollar equivalent of $7.1 million and $6.7 million, respectively. As of April 30, 2021, and 2020, there were no borrowings against these lines. As of April 30, 2021 and 2020, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.3 million and $1.2 million, respectively, in various foreign currencies, of which $0.6 million, in both periods, was a restricted deposit as it relates to lease agreements.

Cash paid for interest, including unused commitments fees, was $0.2 million for both the three-month periods ended April 30, 2021 and April 30, 2020, respectively.

NOTE 9 – DERIVATIVE FINANCIAL INSTRUMENTS

As of April 30, 2021, the Company’s entire net forward contracts hedging portfolio consisted of 7.5 million Chinese Yuan equivalent, 12.0 million Swiss Francs equivalent, 15.5 million US dollars equivalent, 12.6 million Euros equivalent and 0.9 million British Pounds equivalent with various expiry dates ranging through September 8, 2021. These forward contracts are not designated as qualified hedges in accordance with ASC 815, Derivatives and Hedging, and, therefore, changes in the fair value of these derivatives are recognized in earnings in the period they arise. Net gains or losses related to these forward contracts are included in cost of sales and selling and general and administrative expenses in the Consolidated Statements of Operations. The cash flows related to these foreign currency contracts are classified in operating activities.

See Note 10 – Fair Value Measurements for fair value and presentation in the Consolidated Balance Sheets for derivatives.

For the quarter ended April 30, 2021, the Company did not have any cash flow hedges.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of April 30, 2021 and 2020 and January 31, 2021 (in thousands):

		Fair Value at April 30, 2021
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$240	$—	$—	$240
Short-term investment	Other current assets	169	—	—	169
SERP assets - employer	Other non-current assets	740	—	—	740
SERP assets - employee	Other non-current assets	47,346	—	—	47,346
Defined benefit plan assets	Other non-current liabilities	—	—	25,723	25,723
Hedge derivatives	Other current assets	—	130	—	130
Total		$48,495	$130	$25,723	$74,348
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$47,346	$—	$—	$47,346
Hedge derivatives	Accrued liabilities	—	74	—	74
Total		$47,346	$74	$—	$47,420

		Fair Value at January 31, 2021
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$184	$—	$—	$184
Short-term investment	Other current assets	162	—	—	162
SERP assets - employer	Other non-current assets	605	—	—	605
SERP assets - employee	Other non-current assets	46,673	—	—	46,673
Defined benefit plan assets	Other non-current liabilities	—	—	25,837	25,837
Total		$47,624	$—	$25,837	$73,461
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$46,673	$—	$—	$46,673
Hedge derivatives	Accrued liabilities	—	13	—	13
Total		$46,673	$13	$—	$46,686

		Fair Value at April 30, 2020
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$133	$—	$—	$133
Short-term investment	Other current assets	148	—	—	148
SERP assets - employer	Other non-current assets	964	—	—	964
SERP assets - employee	Other non-current assets	41,759	—	—	41,759
Defined benefit plan assets	Other non-current liabilities	—	—	22,799	22,799
Hedge derivatives	Other current assets	—	5	—	5
Total		$43,004	$5	$22,799	$65,808
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$41,735	$—	$—	$41,735
Hedge derivatives	Accrued liabilities	—	29	—	29
Total		$41,735	$29	$—	$41,764

The fair values of the Company’s available-for-sale securities are based on quoted market prices. The fair value of the short-term investment, which is a guaranteed investment certificate, is based on its purchase price plus one half of a percent calculated annually. The assets related to the Company’s defined contribution supplemental executive retirement plan (“SERP”) consist of both employer (employee unvested) and employee assets which are invested in investment funds with fair values calculated based on quoted market prices. The SERP liability represents the Company’s liability to the employees in the plan for their vested balances. The hedge derivatives are entered into by the Company principally to reduce its exposure to Swiss Franc and Euro exchange rate risks. Fair values of the Company’s hedge derivatives are calculated based on quoted foreign exchange rates and quoted interest rates. The carrying amount of debt approximated fair value as of April 30, 2021, January 31, 2021, and April 30, 2020, due to the availability and floating rate for similar instruments.

The Company sponsors a defined benefit pension plan in Switzerland. The plan covers certain international employees and is based on years of service and compensation on a career-average pay basis. The assets within the plan are classified as a Level 3 asset within the fair value hierarchy and consist of an investment in pooled assets and include separate employee accounts that are invested in equity securities, debt securities and real estate. The values of the separate accounts invested are based on values provided by the administrator of the funds that cannot be readily derived from or corroborated by observable market data. The value of the assets is part of the funded status of the defined benefit plan and included in other non-current liabilities in the consolidated balance sheets at April 30, 2021, January 31, 2021 and April 30, 2020.

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

In December 2016, U.S. Customs and Border Protection (“U.S. Customs”) issued an audit report concerning the methodology used by the Company to allocate the cost of certain watch styles imported into the U.S. among the component parts of those watches for tariff purposes. The report disputes the reasonableness of the Company’s historical allocation formulas and proposes an alternative methodology that would imply $5.1 million in underpaid duties over the five-year period covered by the statute of limitations, plus possible penalties and interest. The Company believes that U.S. Customs’ alternative duty methodology and estimate are not consistent with the Company’s facts and circumstances and is disputing U.S. Customs’ position. Since February 2017, the Company has been providing U.S. Customs with supplemental analyses and information in response to U.S. Customs’ information requests. Most recently, the Company received summonses from U.S. Customs in December 2020 requesting additional information regarding component part costs and the Company’s procedures for allocating the value of imported watches among the component parts. The Company responded to these summonses in January 2021. Although the Company disagrees with U.S. Customs’ position and believes that the information it has provided supports the reasonableness of its historical allocation formulas, it cannot predict with any certainty the outcome of this matter. The Company intends to continue to work with U.S. Customs to reach a mutually satisfactory resolution.

The purchase consideration for the MVMT business included two future contingent payments that combined could total up to $100 million. Based on updated revenue and EBITDA (as defined in the acquisition agreement) performance expectations during the earn-out period for MVMT, the Company remeasured the contingent consideration to zero at January 31, 2020.

The Company is involved in legal proceedings and claims from time to time, in the ordinary course of its business. Legal reserves are recorded in accordance with the accounting guidance for contingencies. Contingencies are inherently unpredictable and it is possible that results of operations, balance sheets or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, such matters. For those legal proceedings and claims for which the Company believes that it is probable that a reasonably estimable loss may result, the Company records a reserve for the potential loss. For proceedings and claims where the Company believes it is reasonably possible that a loss may result that is materially in excess of amounts accrued for the matter, the Company either discloses an estimate of such possible loss or range of loss or includes a statement that such an estimate cannot be made. As of April 30, 2021, the Company is party to legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition, future results of operations beyond the amounts accrued, or cash flows.

NOTE 12 – INCOME TAXES

On March 27, 2020, Congress passed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which provided economic relief to assist American families and companies during the COVID-19 global pandemic. The CARES Act allowed U.S. net operating losses generated in fiscal 2019, 2020, and 2021 to be carried back up to five years to prior taxable years with a U.S. statutory tax rate of 35.0% and to offset 100% of regular taxable income in such years (the “CARES Act NOL Carryback Provision”). The Company generated a U.S. net operating loss in fiscal 2021 which will be carried back to prior taxable years.

The Company recorded an income tax provision of $3.3 million and an income tax benefit of $32.3 million for the three months ended April 30, 2021 and 2020, respectively.

The effective tax rate was 25.5% and 17.7% for the three months ended April 30, 2021 and 2020, respectively. The significant components of the effective tax rate changed primarily due to the recording of valuation allowances on certain foreign deferred tax assets and impairments of the portion of goodwill of the Watch and Accessory Brands reporting unit which is not tax deductible, partially offset by the CARES Act NOL Carryback Provision.

At April 30, 2021, the Company had no deferred tax liability for the undistributed foreign earnings of approximately $232.8 million because the Company intends to permanently reinvest such earnings in its foreign operations. It is not practicable to estimate the tax liability related to a future distribution of these permanently reinvested foreign earnings.

NOTE 13 – EQUITY

The components of equity for the three months ended April 30, 2021 and 2020 are as follows (in thousands):

		Movado Group, Inc. Shareholders' Equity
	Preferred Stock	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Movado Group, Inc. Shareholders' Equity	Redeemable Noncontrolling Interest
Balance, January 31, 2021	$—	$281	$65	$214,043	$341,641	$92,540	$(223,306)	$2,070	$427,334	$2,600
Net income/(loss) attributable to Movado Group, Inc.					9,409			353	9,762	(11)
Dividends ($0.20 per share)					(4,642)				(4,642)
Stock options exercised		3		266			(1,654)		(1,385)
Stock repurchase							(316)		(316)
Supplemental executive retirement plan				27					27
Stock-based compensation expense				1,554					1,554
Net unrealized loss on investments, net of tax benefit of $14						41			41
Amortization of prior service cost, net of tax provision of $4						14			14
Foreign currency translation adjustment (3)						(3,189)		20	(3,169)	(29)
Balance, April 30, 2021	$—	$284	$65	$215,890	$346,408	$89,406	$(225,276)	$2,443	$429,220	$2,560

	Preferred Stock	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Movado Group, Inc. Shareholders' Equity	Redeemable Noncontrolling Interest
Balance, January 31, 2020	$—	$279	$65	$208,473	$455,479	$85,050	$(222,809)	$707	$527,244	$3,165
Net (loss)/income attributable to Movado Group, Inc.					(149,993)			59	(149,934)	(155)
Stock options exercised		1		(1)			(367)		(367)
Supplemental executive retirement plan				26					26
Stock-based compensation expense				1,572					1,572
Net unrealized loss on investments, net of tax benefit of $13						(38)			(38)
Amortization of prior service cost, net of tax provision of $4						13			13
Foreign currency translation adjustment (3)						(7,951)		(20)	(7,971)	(44)
Balance, April 30, 2020	$—	$280	$65	$210,070	$305,486	$77,074	$(223,176)	$746	$370,545	$2,966

(1)	Each share of common stock is entitled to one vote per share on all matters submitted to a vote of the shareholders.
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

During the three months ended April 30, 2021, the Company repurchased a total of 11,235 shares of its common stock at a total cost of $0.3 million, or an average of $28.11 per share. During the three months ended April 30, 2020, the Company did not repurchase shares of its common stock.

At April 30, 2021, $24.7 million remains available for purchase under the Company’s repurchase program.

There were 54,720 and 36,923 shares of common stock repurchased during the three months ended April 30, 2021 and 2020, respectively, as a result of the surrender of shares in connection with the vesting of certain stock awards. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

NOTE 15 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The accumulated balances at April 30, 2021 and 2020, and January 31, 2021, related to each component of accumulated other comprehensive income (loss) are as follows (in thousands):

	April 30, 2021	January 31, 2021	April 30, 2020
Foreign currency translation adjustments	$89,977	$93,166	$77,394
Available-for-sale securities	165	124	86
Unrecognized prior service cost related to defined benefit pension plan	(330)	(344)	(354)
Net actuarial loss related to defined benefit pension plan	(406)	(406)	(52)
Total accumulated other comprehensive income	$89,406	$92,540	$77,074

NOTE 16 – REVENUE

Disaggregation of Revenue

The following table presents the Company’s net sales disaggregated by customer type. Sales and usage-based taxes are excluded from net sales (in thousands):

	For the Three Months Ended April 30,
Customer Type	2021	2020
Wholesale	$99,403	$52,910
Direct to consumer	34,686	16,304
After-sales service	709	452
Net Sales	$134,798	$69,666

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

Direct to Consumer Revenue

The Company’s direct to consumer revenue primarily consists of revenues from the Company’s outlet stores, online retailers (Company’s owned and wholesale customers’ e-commerce websites), concession stores and consumer repairs. The Company recognizes and records its revenue when obligations under the terms of a contract with the customer are satisfied, and control is transferred to the customer. Control passes to outlet store customers at the time of sale and to substantially all e-commerce upon shipment. Prior to January 1, 2021, the requirements for recognizing revenue for all e-commerce were met upon delivery to the customer. Direct to Consumer revenue is included in either the Watch and Accessory Brands segment or Company Stores Segment based on how the Company makes decisions about the allocation of resources and performance measurement. Direct to Consumer revenue derived from concession stores, Company owned branded e-commerce websites, wholesale customers’ e-commerce websites and consumer repairs is included within the Watch and Accessory Brands segment; revenue derived from outlet stores and related e-commerce is included within the Company Stores Segment (see Note 18 – Segment and Geographic Information).

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

Stock Options:

Stock options granted to participants under the plan generally become exercisable after three years and remain exercisable until the tenth anniversary of the date of grant. All stock options granted under the Plan have an exercise price equal to or greater than the fair market value of the Company’s common stock on the grant date.

The table below presents the weighted average assumptions used with the Black-Scholes option-pricing model for the calculation of the fair value of stock options granted during the three months ended April 30, 2021. There were no stock options granted during the three months ended April 30, 2020.

Three Months Ended April 30, 2021
Expected volatility	51.61%
Expected life in years	6.0
Risk-free interest rates	0.89%
Dividend rate	2.90%
Weighted average fair value per option at date of grant	$10.23

The fair value of the stock options, less expected forfeitures, is amortized on a straight-line basis over the vesting term. Total compensation expense for stock option grants recognized during the three months ended April 30, 2021 and 2020 was $0.3 million and $0.1 million, respectively. As of April 30, 2021, there was $3.6 million of unrecognized compensation cost related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 2.7 years. Total consideration received for stock option exercises during the three months ended April 30, 2021 and 2020 was $0.3 million and zero, respectively.

The following table summarizes the Company’s stock options activity during the first quarter of fiscal 2022:

	Outstanding Options	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at January 31, 2021 (561,110 options exercisable)	1,111,110	$21.90	$12.42-$42.12	6.9	$2,975
Granted	201,875	$27.62	$27.62
Exercised	(10,900)	$24.60	$23.35-$26.59
Cancelled	—
Options outstanding at April 30, 2021	1,302,085	$22.76	$12.42-$42.12	7.2	$11,906
Exercisable at April 30, 2021	562,210	$28.24		4.1	$2,458
Expected to vest at April 30, 2021	646,334	$18.44		9.5	$8,359

The fair value of stock options exercised during the first quarter of fiscal 2022 was approximately $112,000 and the intrinsic value was approximately $75,000. There were no stock options exercised during the first quarter of fiscal 2021.

Stock Awards:

Under the Plan, the Company can also grant stock awards to employees and directors. For the three months ended April 30, 2021 and 2020, compensation expense for stock awards was $1.3 million and $1.5 million, respectively. As of April 30, 2021, there was $5.3 million of unrecognized compensation cost related to unvested stock awards. These costs are expected to be recognized over a weighted-average period of 2.2 years.

The following table summarizes the Company’s stock awards activity during the first quarter of fiscal 2022:

	Number of Stock Award Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000's)
Units outstanding at January 31, 2021	415,994	$29.17
Units granted	126,497	$27.62
Units vested	(228,928)	$31.49
Units forfeited	-	$-
Units outstanding at April 30, 2021	313,563	$26.85	2.4	$9,836

Outstanding stock awards can be classified as either time-based stock awards or performance-based stock awards. Time-based stock awards vest over time subject to continued employment. Performance-based stock awards vest over time subject both to continued employment and to the achievement of corporate financial performance goals. Upon the vesting of a stock award, shares are issued from the pool of authorized shares. For performance-based stock awards, the number of shares issued related to the performance units granted can vary from 0% to 150% of the target number of underlying stock award units, depending on the extent of the achievement of predetermined financial goals. The total fair value of stock award units that vested during the first three months of fiscal 2022 was $7.2 million. The number of shares issued related to the remaining stock awards are established at grant date.

NOTE 18 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company conducts its business in two operating segments: Watch and Accessory Brands and Company Stores. The Company’s Watch and Accessory Brands segment includes the designing, manufacturing and distribution of watches and, to a lesser extent, jewelry and other accessories, of owned and licensed brands, in addition to revenue generated from after-sales service activities and shipping. The Company Stores segment includes the Company’s retail outlet business. The Chief Executive Officer of the Company is the chief operating decision maker (“CODM”) and regularly reviews operating results for each of the two operating segments to assess performance and makes operating decisions about the allocation of the Company’s resources.

The Company divides its business into two major geographic locations: United States operations and International, which includes the results of all non-U.S. Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s International operations in Europe, the Middle East, the Americas (excluding the United States) and Asia accounted for 28.9%, 8.5%, 8.5% and 5.2%, respectively, of the Company’s total net sales for the three months ended April 30, 2021. For the three months ended April 30, 2020, the Company’s International operations in Europe, the Americas (excluding the United States), Asia and the Middle East accounted for 37.8%, 9.1%, 8.3% and 3.8%, respectively, of the Company’s total net sales.

Operating Segment Data as of and for the Three Months Ended April 30, 2021 and 2020 (in thousands):

	Net Sales
	2021	2020
Watch and Accessory Brands:
Owned brands category	$48,371	$25,361
Licensed brands category	67,626	35,684
After-sales service and all other	282	2,241
Total Watch and Accessory Brands	116,279	63,286
Company Stores	18,519	6,380
Consolidated total	$134,798	$69,666

	Operating Income/(Loss) (3)(4)(5)
	2021	2020
Watch and Accessory Brands	$8,785	$(179,621)
Company Stores	4,471	(2,542)
Consolidated total	$13,256	$(182,163)

	Total Assets
	April 30, 2021	January 31, 2021	April 30, 2020
Watch and Accessory Brands	$636,755	$659,681	$634,135
Company Stores	57,951	59,576	63,778
Consolidated total	$694,706	$719,257	$697,913

Geographic Location Data as of and for the Three Months Ended April 30, 2021 and 2020 (in thousands):

	Net Sales		Operating Income/(Loss) (3)(4)(5)
	2021	2020	2021	2020
United States (1)	$65,893	$28,534	$759	$(119,990)
International (2)	68,905	41,132	12,497	(62,173)
Consolidated total	$134,798	$69,666	$13,256	$(182,163)

United States and International net sales are net of intercompany sales of $69.7 million and $42.8 million for the three months ended April 30, 2021 and 2020, respectively.

(1)	The United States operating income included $8.9 million and $6.0 million of unallocated corporate expenses for the three months ended April 30, 2021 and 2020, respectively.
(2)

The International operating income included $13.9 million and $11.1 million of certain intercompany profits related to the Company’s supply chain operations for the three months ended April 30, 2021 and 2020, respectively.

(3)

For the three months ended April 30, 2021 and 2020, in the United States locations of the Watch and Accessory Brands segment, operating income /(loss) included a charge of $0.1 million and $0.7 million, respectively, related to the amortization of intangible assets, deferred compensation and certain acquisition accounting adjustments associated with the MVMT brand. In addition, in the International locations of the Watch and Accessory Brands segment for the three months ended April 30, 2021 and 2020, operating income/(loss) included a charge of $0.7 million, for both periods, related to the amortization of acquired intangible assets as a result of the Company’s acquisition of the Olivia Burton brand.

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

	Total Assets
	April 30, 2021	January 31, 2021	April 30, 2020
United States	$345,094	$352,517	$303,428
International	349,612	366,740	394,485
Consolidated total	$694,706	$719,257	$697,913

	Property, Plant and Equipment, Net
	April 30, 2021	January 31, 2021	April 30, 2020
United States	$13,778	$14,792	$17,639
International	6,821	7,557	9,295
Consolidated total	$20,599	$22,349	$26,934

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

These risks and uncertainties, along with the risk factors discussed under Item 1A. “Risk Factors” in the Company’s 2021 Annual Report on Form 10-K, should be considered in evaluating any forward-looking statements contained in this report or incorporated by reference herein. All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to the Company or any person acting on its behalf are qualified by the cautionary statements in this section. The Company undertakes no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

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

Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and the results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s most critical accounting policies have been discussed in the Company’s 2021 Annual Report on Form 10-K and are incorporated by reference herein. As of April 30, 2021, there have been no material changes to any of the Company’s critical accounting policies.

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

The Company divides its watch and accessory business into two principal categories: the owned brands category and the licensed brands category. The owned brands category consists of the Movado®, Concord®, Ebel®, Olivia Burton® and MVMT® brands. Products in the licensed brands category include the following brands manufactured and distributed under license agreements with the respective brand owners: Coach®, Tommy Hilfiger®, HUGO BOSS®, Lacoste® and SCUDERIA FERRARI®.

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

Recent Developments and Initiatives

COVID-19

The COVID-19 pandemic and related public health measures materially impacted the Company’s operating results for the fiscal year ended January 31, 2021 and continue to materially affect how we and our customers and suppliers operate our businesses. For example, temporary closures and other restrictions affecting brick and mortar retail stores resulted in sales declines in the Company’s outlet stores and in its wholesale business during fiscal 2021 relative to the prior year period. These declines were partially offset by strong growth in e-commerce sales, by both the Company and many of its retail customers. In addition, during the 2021 fiscal year and continuing through the first quarter of fiscal 2022, the Company has implemented remote work policies and employed additional safety measures for people continuing critical on-site work. These policies and measures have caused strain for, and may have adversely impacted the productivity of, certain employees.

The Company expects adverse impacts on net sales to continue into fiscal 2022 in its retail and wholesale channels as consumers continue to follow social distancing requirements or recommendations and other safety measures, which may decrease demand for our products as consumers have fewer occasions to use and wear our products, as well as face layoffs and other negative economic impacts from the COVID-19 outbreak that adversely affect their disposable income and discretionary purchases. These trends could worsen if COVID-19 infections increase as new variants and strains emerge or if treatments and vaccines are not as effective as expected. The ongoing impact of the outbreak of COVID-19 on the Company’s liquidity, revenues, impairment considerations surrounding the Company’s long-lived assets and results of operations cannot be reasonably predicted at this time due to the high level of uncertainty regarding future developments, the duration of containment measures, the speed at which vaccines are administered to the general public and the timeline for recovery. The global macroeconomic effects of the pandemic as well as the microeconomic effects on our customers, consumers and their purchasing decisions may persist for an indeterminable period even after the pandemic has subsided.

In response to this challenging environment, while the Company’s focus has remained on the health and safety of its associates, customers and business partners, the Company has taken and continues to take the following actions:

Revenue-Generating Activities

•	Enhancing the Company’s e-commerce platforms and ensuring that distribution centers remain operational across all major regions; and
•	Supporting the Company’s wholesale customers as local containment measures ease throughout the world.

Minimizing Non-Essential Operating Costs Across All Key Areas of Spend

•

Driving SG&A savings by minimizing all non-essential operating costs, right-sizing marketing expenses to the lower revenue base while maintaining a focus on digital, and driving procurement savings, including by reducing third party services. These initiatives resulted in fiscal 2021 SG&A savings of approximately $90 million (Organizational Costs savings included in this $90 million are detailed below) as compared to the prior year. The Company anticipates that approximately half of these savings will recur in fiscal 2022.

Strengthening the Company’s Balance Sheet and Enhancing Financial Flexibility

•	Adapting our inventory management to more precisely take account of market conditions and expected demand; and
•	Reducing capital expenditures while prioritizing investment in high-return projects particularly in digital.

Preserving Liquidity

•

Suspending the share repurchase program during fiscal 2021. The Company subsequently announced on March 25, 2021 the establishment of a new share repurchase program under which the Company is authorized to purchase up to $25.0 million of its outstanding common stock from time to time; and

•

Suspending the Company’s regular quarterly cash dividend during fiscal 2021. The Company subsequently paid a cash dividend of $0.10 per share on February 5, 2021 to shareholders of record on January 21, 2021 and declared an additional cash dividend of $0.20 per share paid on April 21, 2021 to shareholders of record on April 7, 2021.

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

•

Froze the Company’s match on executive deferred compensation plans and the Company’s 401(k) match from early April through the end of fiscal 2021, with such matches being resumed in the first quarter of fiscal 2022. The freeze resulted in compensation expense savings of approximately $1.3 million; and

•

Implemented a permanent workforce reduction that resulted in approximately $9 million of savings in fiscal 2021 and is expected to result in savings in the range of $14 million to $16 million in fiscal year 2022.

The Company will continue to consider near-term demands and the long-term financial health of the business as steps are taken to mitigate the consequences of the COVID-19 pandemic and the uncertain business environment.

Fiscal 2021 Impairments

During the three months ended April 30, 2020, in light of the COVID-19 pandemic that resulted in the closing of the Company’s stores and of the vast majority of the stores of the Company’s wholesale customers (resulting in a decrease in revenues and gross margin), a decrease in customer spending and the recent decline in global equity markets, the Company concluded that a triggering event had occurred during the first quarter of fiscal 2021, resulting in the need to perform a quantitative interim impairment assessment over the Company’s Olivia Burton, MVMT and Company Stores’ long-lived assets as well as the Watch and Accessory Brands reporting unit.

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

Results of Operations Overview

The following is a discussion of the results of operations for the three months ended April 30, 2021 compared to April 30, 2020 along with a discussion of the changes in financial condition during the first three months of fiscal 2022. In light of the COVID-19 pandemic, the Company’s results of operations for the first three months of fiscal 2022 should not be deemed indicative of the results that we will experience for the full year of fiscal 2022. See “Recent Developments and Initiatives” above. See also “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2021 filed with the Securities and Exchange Commission on March 25, 2021.

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Three Months Ended April 30,
	2021	2020
Watch and Accessory Brands:
United States	$47,867	$22,307
International	68,412	40,979
Total Watch and Accessory Brands	116,279	63,286
Company Stores:
United States	18,026	6,227
International	493	153
Total Company Stores	18,519	6,380
Net Sales	$134,798	$69,666

Comparative net sales by categories were as follows (in thousands):

	Three Months Ended April 30,
	2021	2020
Watch and Accessory Brands:
Owned brands category	$48,371	$25,361
Licensed brands category	67,626	35,684
After-sales service and all other	282	2,241
Total Watch and Accessory Brands	116,279	63,286
Company Stores	18,519	6,380
Net Sales	$134,798	$69,666

Net Sales

Net sales for the three months ended April 30, 2021 were $134.8 million, $65.1 million or 93.5% above the prior year period. This increase is primarily as a result of the partial recovery from the ongoing COVID-19 pandemic. For the three months ended April 30, 2021, fluctuations in foreign currency exchange rates positively impacted net sales by $4.4 million when compared to the prior year period.

Watch and Accessory Brands Net Sales

Net sales for the three months ended April 30, 2021 in the Watch and Accessory Brands segment were $116.3 million, above the prior year period by $53.0 million, or 83.7%. The increase in net sales was primarily due to growth in online retailers, both in the Company’s owned and wholesale customers’ e-commerce websites, and growth in the Company’s wholesale customers due to the partial recovery from the ongoing COVID-19 pandemic. Prior period net sales were negatively impacted by the closure and restrictions of the stores of the Company’s wholesale customers during a portion of the period due to the COVID-19 pandemic. Some of these restrictions have continued into fiscal 2022. There were increases in net sales in both the United States and International locations of the Watch and Accessory Brands segment.

United States Watch and Accessory Brands Net Sales

Net sales for the three months ended April 30, 2021 in the United States locations of the Watch and Accessory Brands segment were $47.9 million, above the prior year period by $25.6 million, or 114.6%, resulting from net sales increases across all brands in both the owned and licensed brand categories primarily due to the partial recovery from the ongoing COVID-19 pandemic. The net sales recorded in the owned brands category increased by $21.0 million, or 129.7%, and net sales recorded in the licensed brand category increased $6.1 million, or 124.2%.

International Watch and Accessory Brands Net Sales

Net sales for the three months ended April 30, 2021 in the International locations of the Watch and Accessory Brands segment were $68.4 million, above the prior year by $27.4 million, or 66.9%, which included fluctuations in foreign currency exchange rates which favorably impacted net sales by $4.4 million when compared to the prior year period. The increase in net sales was across most brands in both the owned and licensed brand categories primarily due to the partial recovery from the ongoing COVID-19 pandemic. The net sales increase recorded in the owned brands category was $2.0 million, or 21.6% and is due to sales increases primarily in Europe, the Americas (excluding the United States), Asia, and the Middle East. The net sales increase in the licensed brands category was $25.8 million, or 83.9%, primarily due to net sales increases in Europe, the Americas (excluding the United States), Asia and the Middle East.

Company Stores Net Sales

Net sales for the three months ended April 30, 2021 in the Company Stores segment were $18.5 million, $12.1 million or 190.3% above the prior year period. The net sales increase is primarily the result of all of the Company’s stores being open during the period as compared to Company store closures in mid-March of the prior year period in response to the COVID-19 pandemic and lessened restrictions on the Company’s retail stores during the period as compared to the same period in the prior year. As of April 30, 2021, and 2020, the Company operated 47 retail outlet locations, however, a majority of the retail locations were temporarily closed at April 30, 2020.

Gross Profit

Gross profit for the three months ended April 30, 2021 was $74.2 million or 55.0% of net sales as compared to $31.9 million or 45.8% of net sales in the prior year period. The increase in gross profit of $42.3 million was primarily due to higher net sales combined with a higher gross margin percentage. The increase in the gross margin percentage of approximately 920 basis points for the three months ended April 30, 2021 resulted primarily from the non-recurrence of a prior year charge related to an increase in inventory reserves in response to the COVID-19 pandemic of approximately 500 basis points, increased leveraging of certain fixed costs as a result of higher sales of approximately 180 basis points, a favorable impact of sales mix of approximately 160 basis points and a positive impact of fluctuations in foreign exchange rates of approximately 80 basis points.

Selling, General and Administrative (“SG&A”)

SG&A expenses for the three months ended April 30, 2021 were $60.9 million, representing an increase from the prior year period of $2.8 million, or 4.8%. The prior year period included corporate initiative charges primarily in response to the COVID-19 pandemic of $3.7 million consisting of $1.5 million in write-off of unrefunded trade show deposits, $1.1 million in additional accounts receivable reserves and $1.1 million in other restructuring charges. Excluding these charges SG&A expenses would have increased $6.5 million primarily from higher marketing expenses of $6.7 million and an increase in performance-based compensation of $2.0 million. The increase in SG&A was partially offset by a decrease in payroll related expenses of $1.1 million primarily as a result of permanent staff reductions that took place in the second quarter of fiscal 2021 in response to the COVID-19 pandemic; a $0.5 million decrease in consulting and recruiting charges; a decrease of $0.5 million in customer and sales promotions; a decrease of $0.4 million in amortization expense as a result of a reduction in intangible assets due to the impairment taken during the first quarter of fiscal 2021 and a decrease of $0.3 million in travel and entertainment charges due to travel restrictions related to the COVID-19 pandemic. For the three months ended April 30, 2021, fluctuations in foreign currency rates related to the foreign subsidiaries negatively impacted SG&A expenses by $1.0 million when compared to the prior year period.

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

Watch and Accessory Brands Operating Income/(Loss)

For the three months ended April 30, 2021 the Company recorded operating income of $8.8 million in the Watch and Accessory Brands segment which includes $8.9 million of unallocated corporate expenses as well as $13.9 million of certain intercompany profits related to the Company’s supply chain operations. For the three months ended April 30, 2020, the Company recorded an operating loss of $179.6 million in the Watch and Accessory Brands segment, which included goodwill and intangible asset impairment charges of $133.7 million and $22.2 million, respectively. Without these charges, for the three months ended April 30, 2020, operating loss would have been $23.7 million which included $6.0 million of unallocated corporate expenses as well as $11.1 million of certain intercompany profits related to the Company’s supply chain operations. In addition to the asset impairments in the prior year period, the increase in operating income was the result of an increase in gross profit of $33.5 million, which included corporate initiatives costs in the prior year period of $3.5 million comprising an increase in inventory reserves, partially offset by an increase in SG&A expenses of $1.0 million when compared to the prior year period. The SG&A expenses for the prior year period included corporate initiatives charges primarily in response to the COVID-19 pandemic of $3.7 million consisting of $1.5 million in write-off of unrefunded trade show deposits, $1.1 million in additional accounts receivable reserves and $1.1 million in other restructuring charges. Without these charges SG&A expense increased $4.7 million. The increase in gross profit was the result of higher sales combined with a higher gross margin percentage. The increase in SG&A expenses of $4.7 million resulted primarily from higher marketing expenses of $6.0 million and an increase in performance-based compensation of $1.8 million. The increase in SG&A expense was partially offset by a decrease in payroll related expenses of $1.6 million primarily as a result of permanent staff reductions that took place in the second quarter of fiscal 2021 in response to the COVID-19 pandemic; a $0.5 million decrease in consulting and recruiting charges; a decrease of $0.5 million in customer and sales promotions; a decrease of $0.4 million in amortization expense as a result of a reduction in intangible assets due to the impairment taken during the first quarter of fiscal 2021 and a decrease of $0.3 million in travel and entertainment charges due to travel restrictions related to the COVID-19 pandemic. For the three months ended April 30, 2021, fluctuations in foreign currency exchange rates positively impacted the Watch and Accessory Brands segment operating income by $1.0 million when compared to the prior year period.

U.S. Watch and Accessory Brands Operating Loss

In the United States locations of the Watch and Accessory Brands segment, for the three months ended April 30, 2021 the Company recorded an operating loss of $4.1 million, which includes unallocated corporate expenses of $8.9 million. For the three months ended April 30, 2020 the Company recorded an operating loss of $117.6 million in the United States locations of the Watch and Accessory Brands segment which included goodwill and intangible asset impairment charges of $77.5 million and $22.2 million, respectively. Without these charges, for the three months ended April 30, 2020, operating loss would have been $17.9 million, which included unallocated corporate expenses of $6.0 million. In addition to these assets impairments in the prior year period, the decrease in operating loss was the result of higher gross profit of $18.5 million, which included corporate initiative costs in the prior year period of $3.5 million comprising an increase in inventory reserves, partially offset by an increase in SG&A expenses of $4.7 million when compared to the prior year period. The SG&A expenses for the prior year period included corporate initiatives charges primarily in response to the COVID-19 pandemic of $1.2 million consisting of $1.1 million in additional accounts receivable reserves and $0.1 million in other restructuring charges. Without these charges SG&A expense increased $5.9 million. The increase in gross profit of $18.5 million was due to higher sales, combined with a higher gross margin percentage. The increase in SG&A expenses of $5.9 million resulted primarily from higher marketing expenses of $4.4 million and an increase in performance-based compensation of $1.6 million. The increases in SG&A expense were partially offset by a decrease of $0.4 million in amortization expense as a result of a reduction in intangible assets due to the impairment taken during the first quarter of fiscal 2021 and a decrease in payroll related expenses of $0.2 million primarily as a result of permanent staff reductions that took place in the second quarter of fiscal 2021 in response to the COVID-19 pandemic.

International Watch and Accessory Brands Operating Income/(Loss)

In the International locations of the Watch and Accessory Brands segment, for the three months ended April 30, 2021 the Company recorded operating income of $12.9 million which includes $13.9 million of certain intercompany profits related to the Company’s International supply chain operations. For the three months ended April 30, 2020 the Company recorded an operating loss of $62.0 million in the International locations of the Watch and Accessory Brands segment which included goodwill impairment charges of $56.2 million. Without this charge, for the three months ended April 30, 2020, operating loss would have been $5.8 million, which included $11.1 million of certain intercompany profits related to the Company’s supply chain operations. In addition to the goodwill impairment charge, the increase in operating income was primarily related to higher gross profit of $15.0 million combined with lower SG&A expenses of $3.7 million. The SG&A expenses for the prior year period included corporate initiatives charges primarily in response to the COVID-19 pandemic of $2.5 million consisting of $1.5 million in write-off of unrefunded trade show deposits and $1.0 million in other restructuring charges. Without these charges SG&A expense decreased $1.2 million. The increase in gross profit of $15.0 million was due to higher net sales combined with a higher gross margin percentage. The decrease in SG&A expenses of $1.2 million resulted primarily from a decrease in payroll related expense of $1.4 million primarily as a result of permanent staff reductions that took place in July in response to the COVID-19 pandemic; a decrease of $0.5 million in customer and sales promotions; $0.3 million decrease in consulting and recruiting charges and a decrease of $0.2 million in travel and entertainment charges due to travel restrictions related to the COVID-19 pandemic. The decrease in SG&A expenses was partially offset by an increase in marketing expenses of $1.6 million. Fluctuation in foreign currency exchange rates positively impacted operating income by $1.0 million when compared to the prior year period.

Company Stores Operating Income/(Loss)

The Company recorded operating income of $4.5 million and operating loss of $2.5 million in the Company Stores segment for the three months ended April 30, 2021 and 2020, respectively. The improvement in operating income of $7.0 million was primarily related to higher gross profit of $8.8 million mainly due to higher sales and a higher gross margin percentage, partially offset by a $1.8 million increase in SG&A expenses. The increase in SG&A expenses was primarily due to higher marketing expenses of $0.7 million; an increase in payroll related expenses of $0.5 million primarily due to company stores being open throughout the period and an increase in credit card fees and sales commissions of $0.2 million due to higher sales in the current year period as compared to the prior year period. As of April 30, 2021, and 2020, the Company operated 47 retail outlet locations.

Other Non-Operating Income

The Company recorded other income of $0.1 million primarily related to the non-service components of the Company’s Swiss pension plan for the three months ended April 30, 2021.

Interest Expense

Interest expense was $0.3 million for both the three months ended April 30, 2021 and April 30, 2020. Interest expense remained relatively flat primarily due to lower weighted average borrowings outstanding under the Company’s revolving credit facility partially offset by a higher weighted average interest rate and higher unused credit line fees during the three months ended April 30, 2021 as compared to the three months ended April 30, 2020.

Income Taxes

The Company recorded an income tax provision of $3.3 million and an income tax benefit of $32.3 million for the three months ended April 30, 2021 and 2020, respectively.

The effective tax rate was 25.5% and 17.7% for three months ended April 30, 2021 and 2020, respectively. The effective tax rate increased primarily due to the recording of valuation allowances on certain foreign deferred tax assets and impairments of the portion of goodwill of the Watch and Accessory Brands reporting unit which is not tax deductible, partially offset by the CARES Act NOL Carryback Provision.

Net Income/(Loss) Attributable to Movado Group, Inc.

The Company recorded net income attributable to Movado Group, Inc. of $9.4 million and net loss attributable to Movado Group, Inc. of $150.0 million, for the three months ended April 30, 2021 and 2020, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that cash flows from operations, including the impact of the Company corporate initiatives, combined with existing cash on hand and amounts available under its credit lines provide adequate funds to support its operating, capital and debt service requirements for the next twelve months subsequent to the issuance of these financial statements. During fiscal 2021 the Company’s cash generated from operations was negatively impacted due to widespread closures of the Company’s retail locations and the Company’s wholesale customers’ stores as a result of the COVID-19 pandemic. The Company entered this period of uncertainty with a healthy liquidity position, and it took actions to enhance the Company’s financial liquidity and flexibility, including minimizing all non-essential operating expenses (including marketing, travel and consulting services), reevaluating all capital expenditures, furloughing approximately 80% of the Company’s North American workforce during March through June 2020 and temporarily reducing the work-rate of international employees while applying for available government payroll subsidies in accordance with local government guidelines and programs, suspending the Company’s share repurchase program and regular quarterly dividend during fiscal 2021, reducing salaries and suspending Board of Director fees from April through June 2020, amending license agreements to reduce its royalty obligations in fiscal 2021, and negotiating rent deferrals or other arrangements in respect of its rent obligations for all of its Company Stores and certain other leases. As a precautionary measure, the Company borrowed an additional $30.9 million under its revolving credit facility in March 2020 and amended its revolving credit facility to modify some of its financial covenants. However, during the first quarter of fiscal 2022, certain of these modifications were eliminated as a result of the Company’s achievement of certain milestones as of and for the periods ending January 31, 2021, as described below. During fiscal 2021, the Company repaid $64.5 million under its revolving credit facility and repaid an additional $11.1 million during the first quarter of fiscal 2022. At April 30, 2021, $10.0 million remained outstanding under the Company’s revolving facility. Although the Company believes it has adequate sources of liquidity over the long term, continued uncertainty surrounding the COVID-19 pandemic, an economic recession or a slow recovery could adversely affect the Company’s business and liquidity.

At April 30, 2021 the Company had working capital of $368.9 million as compared to $348.9 million at April 30, 2020. The increase in working capital was primarily the result of an increase in accounts receivable resulting primarily from higher sales and an increase in income taxes receivable partially offset by an increase in accounts payable. The Company defines working capital as the difference between current assets and current liabilities.

The Company had $15.4 million of cash used in operating activities for the three months ended April 30, 2021 as compared to $25.6 million of cash used in operating activities for the three months ended April 30, 2020. Cash used by operating activities for the three months ended April 30, 2021 included net income attributable to the Movado Group, Inc. of $9.4 million, positively adjusted by $5.5 million related to non-cash items. Cash used in operating activities included an increase in investment in inventories of $19.5 million primarily to support sales growth, a decrease in accrued payroll of $8.2 million primarily as a result of payments of performance-based compensation in addition to severance payments as a result of the Company’s corporate initiatives and a decrease in income taxes payable and accrued liabilities primarily due to the timing of payments. Cash provided by operating activities for the three months ended April 30, 2021 included an increase in accounts payable of $6.9 million primarily as a result of timing of payments.

Cash used in investing was $0.5 million for the three months ended April 30, 2021 as compared to $1.0 million for the three months ended April 30, 2020. The cash used in the three months ended April 30, 2021 was primarily related to capital expenditures of $0.4 million primarily due to the Company’s preparation of opening two new stores in Canada, website platform upgrades and the construction of shop-in-shops at some of the Company’s wholesale customers.

Cash used by financing activities was $19.8 million for the three months ended April 30, 2021 as compared to cash provided by financing activities of $30.5 million for the three months ended April 30, 2020. The cash used in the three months ended April 30, 2021 included repayment of bank borrowings of $11.1 million, $7.0 million in dividends paid ($2.3 million of which had been declared in January 2021), $1.4 million stock awards exercised, net of $1.7 million of shares repurchased as a result of the surrender of shares in connection with the vesting of certain stock awards and $0.3 million in stock repurchased in the open market. Cash provided by financing activities for the three months ended April 30, 2020 included proceeds from bank borrowings of $30.9 million.

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

On June 5, 2020, the Company and its lenders entered into an amendment (the “Second Amendment”) to the Credit Agreement effective as of April 30, 2020. Among other things, the Second Amendment provided for temporary relief with respect to the financial maintenance covenants in the Credit Agreement starting April 30, 2020 while also temporarily tightening certain covenants and temporarily increasing the interest rate and commitment fee. These temporary changes to the Credit Agreement ended as a result of the Company’s achievement of certain financial milestones as of and for the periods ending January 31, 2021. In addition, the Second Amendment permanently increased the LIBOR floor for loans under the Credit Agreement from 0% to 1.00% and permanently reduced the minimum EBITDA financial covenant level to $35.0 million starting with the four-quarter period ending July 31, 2021.

The foregoing summary of the Second Amendment is qualified by reference to the full text of the amendment, which is attached as Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the quarter ended April 30, 2020 and incorporated herein by reference.

As of April 30, 2021, and April 30, 2020, there was zero and 70.0 million in Swiss Francs, respectively (with a dollar equivalent of zero and $72.5 million, respectively), in addition to $10.0 million as of April 30, 2021 and April 30, 2020, in loans outstanding under the Facility. Availability under the Facility was reduced by the aggregate number of letters of credit outstanding, issued in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at both April 30, 2021 and April 30, 2020. At April 30, 2021, the letters of credit have expiration dates through April 26, 2022. As of April 30, 2021, and April 30, 2020, availability under the Facility was $89.7 million and $17.2 million, respectively. For additional information regarding the Facility, see Note 8 – Debt and Lines of Credit to the Consolidated Financial Statements.

The Company had weighted average borrowings under the facility of $13.1 million and $65.6 million, with a weighted average interest rate of 3.21% and 1.17% during the three months ended April 30, 2021 and 2020, respectively.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified maturity with a Swiss bank. As of April 30, 2021, and 2020, these lines of credit totaled 6.5 million Swiss Francs for both periods, with a dollar equivalent of $7.1 million and $6.7 million, respectively. As of April 30, 2021, and 2020, there were no borrowings against these lines. As of April 30, 2021 and 2020, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.3 million, and $1.2 million, respectively, in various foreign currencies, of which $0.6 million, in both periods, was a restricted deposit as it relates to lease agreements.

Cash paid for interest, including unused commitments fees, was $0.2 million for both the three-month periods ended April 30, 2021 and April 30, 2020, respectively.

On January 11, 2021, with the consent of its bank group, the Company’s Board of Directors declared a cash dividend of $0.10 per share, which was paid on February 5, 2021 in the amount of $2.3 million, to shareholders of record on January 21, 2021. The Company paid an additional cash dividend of $0.20 per share or $4.6 million during the three months ended April 30, 2021. The Company did not pay cash dividends during the three months ended April 30, 2020. Although the Company currently expects to continue to declare cash dividends in the future, the decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

On August 29, 2017, the Board approved a share repurchase program under which the Company was authorized to purchase up to $50.0 million of its outstanding common stock from time to time. This authorization expired on August 29, 2020. On March 25, 2021, the Board approved a share repurchase program under which the Company is authorized to purchase up to $25.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. Under this share repurchase program, the Company is permitted to purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise through September 30, 2022. During the three months ended April 30, 2021, the Company repurchased a total of 11,235 shares of its common stock under the share repurchase program at a total cost of $0.3 million, or an average of $28.11 per share. At April 30, 2021, $24.7 million remains available for purchase under the Company’s repurchase program.

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

As of April 30, 2021, the Company’s entire net forward contracts hedging portfolio consisted of 7.5 million Chinese Yuan equivalent, 12.0 million Swiss Francs equivalent, 15.5 million US dollars equivalent, 12.6 million Euros equivalent and 0.9 million British Pounds equivalent with various expiry dates ranging through September 8, 2021, compared to a portfolio of 38.4 million Chinese Yuan equivalent, 12.0 million Swiss Francs equivalent, 9.8 million US dollars equivalent, 17.9 million Euros equivalent and 2.5 million British Pounds equivalent with various expiry dates ranging through September 10, 2020, as of April 30, 2020. If the Company were to settle its Swiss Franc forward contracts at April 30, 2021, the net result would be an immaterial net gain. As of April 30, 2021, the Company’s British Pound, Chinese Yuan, US Dollar and Euro forward contracts had no gain or loss. The Company had no cash flow hedges as of April 30, 2021 and April 30, 2020, respectively.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under its hedging program, the Company can purchase various commodity derivative instruments, primarily futures contracts. When held, these derivatives are documented as qualified cash flow hedges, and the resulting gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. The Company did not hold any future contracts in its gold hedge portfolio as of April 30, 2021 and 2020, thus, any changes in the gold purchase price will have an equal effect on the Company’s cost of sales.

Debt and Interest Rate Risk

Floating rate debt at April 30, 2021 and 2020 totaled $10.0 million (zero in Swiss francs) and $82.5 million (70 million in Swiss francs and $10 million), respectively. The debt outstanding at April 30, 2021 is based on LIBOR plus 2.75% per annum. As of April 30, 2021, the Company had weighted average borrowings of $13.1 million with a weighted average interest rate of 3.21%. The Company does not hedge these interest rate risks. Based on the average floating rate debt outstanding during the three months ended April 30, 2021, a one-percent increase or decrease in the average interest rate during the period would have resulted in a change to interest expense of approximately $25,000 for the three months ended April 30, 2021.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended April 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As of April 30, 2021, there have been no material changes to any of the risk factors previously reported in the Company’s 2021 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 29, 2017, the Board approved a share repurchase program under which the Company was authorized to purchase up to $50.0 million of its outstanding common stock from time to time. This authorization expired on August 29, 2020. On March 25, 2021, the Board approved a share repurchase program under which the Company is authorized to purchase up to $25.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. Under this share repurchase program, the Company is permitted to purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise. This authorization expires on September 30, 2022. During the three months ended April 30, 2021, the Company repurchased a total of 11,235 shares of its common stock at a total cost of $0.3 million, or an average of $28.11 per share.

At the election of an employee, upon the vesting of a stock award or the exercise of a stock option, shares of common stock having an aggregate value on the vesting of the award or the exercise date of the option, as the case may be, equal to the employee’s withholding tax obligation may be surrendered to the Company by netting them from the vested shares issued. Similarly, shares having an aggregate value equal to the exercise price of an option may be tendered to the Company in payment of the option exercise price and netted from the shares of common stock issued upon the option exercise. An aggregate of 54,720 shares were repurchased during the three months ended April 30, 2021 as a result of the surrender of shares of common stock in connection with the vesting of certain restricted stock awards and stock options.

The following table summarizes information about the Company’s purchases for the three months ended April 30, 2021 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
February 1, 2021 – February 28, 2021	—	$—	—	$—
March 1, 2021 – March 31, 2021	5,026	22.76	—	25,000,000
April 1, 2021 – April 30, 2021	60,929	30.45	11,235	24,684,226
Total	65,955	$29.86	11,235	$24,684,226

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Movado Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2021 filed with the SEC, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

104	Cover Page Interactive Data File, formatted in Inline Extensible Business Reporting Language (iXBRL).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOVADO GROUP, INC.
(Registrant)

Dated: May 27, 2021	By:	/s/ Sallie A. DeMarsilis
Sallie A. DeMarsilis Executive Vice President, Chief Operating Officer, Chief Financial Officer and Principal Accounting Officer