Form 10-Q
period 2021-07-31
MOVADO GROUP INC
filed 2021-08-26
CIK 72573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2021

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

The number of shares outstanding of the registrant’s Common Stock and Class A Common Stock as of August 23, 2021 were 16,506,169 and 6,536,960 respectively.

MOVADO GROUP, INC.

Index to Quarterly Report on Form 10-Q

July 31, 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	July 31,	January 31,	July 31,
	2021	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$199,721	$223,811	$170,195
Trade receivables, net	89,710	76,931	60,128
Inventories	183,289	152,580	173,374
Other current assets	23,144	23,479	29,098
Income taxes receivable	8,602	24,850	758
Total current assets	504,466	501,651	433,553
Property, plant and equipment, net	19,656	22,349	25,888
Operating lease right-of-use assets	71,253	76,070	82,169
Deferred and non-current income taxes	41,579	42,507	59,747
Other intangibles, net	15,550	17,081	18,071
Other non-current assets	58,394	59,599	60,261
Total assets	$710,898	$719,257	$679,689
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$45,670	$28,187	$29,929
Accrued liabilities	50,329	51,124	45,509
Accrued payroll and benefits	13,864	18,047	12,431
Current operating lease liabilities	14,863	15,861	14,766
Income taxes payable	10,379	14,452	6,774
Total current liabilities	135,105	127,671	109,409
Loans payable to bank	—	21,230	48,341
Deferred and non-current income taxes payable	20,185	21,895	20,743
Non-current operating lease liabilities	64,520	68,412	75,376
Other non-current liabilities	51,686	50,115	48,124
Total liabilities	271,496	289,323	301,993
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest	2,443	2,600	3,037
Equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; no shares issued	—	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 28,414,699, 28,078,241 and 28,063,179 shares issued and outstanding, respectively	284	281	281
Class A Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,536,960, 6,610,509 and 6,608,548 shares issued and outstanding, respectively	65	65	65
Capital in excess of par value	217,505	214,043	211,628
Retained earnings	361,162	341,641	298,871
Accumulated other comprehensive income	90,486	92,540	86,109
Treasury Stock, 11,881,311, 11,492,591 and 11,490,610 shares, respectively, at cost	(234,935)	(223,306)	(223,283)
Total Movado Group, Inc. shareholders' equity	434,567	425,264	373,671
Noncontrolling interest	2,392	2,070	988
Total equity	436,959	427,334	374,659
Total liabilities, redeemable noncontrolling interest and equity	$710,898	$719,257	$679,689

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Net sales	$173,874	$88,538	$308,672	$158,204
Cost of sales	75,421	43,182	136,017	80,955
Gross profit	98,453	45,356	172,655	77,249
Selling, general and administrative	73,820	54,272	134,766	112,409
Impairment of goodwill and intangible assets (Note 6)	—	—	—	155,919
Total operating expenses	73,820	54,272	134,766	268,328
Operating income/(loss)	24,633	(8,916)	37,889	(191,079)
Non-operating income/(expense):
Other income	257	8	357	23
Gain on sale of a non-operating asset	—	1,317	—	1,317
Interest expense	(174)	(590)	(449)	(861)
Income/(loss) before income taxes	24,716	(8,181)	37,797	(190,600)
Provision/(benefit) for income taxes (Note 12)	5,315	(1,559)	8,645	(33,889)
Net income/(loss)	19,401	(6,622)	29,152	(156,711)
Less: Net income/(loss) attributable to noncontrolling interests	(9)	(7)	333	(103)
Net income/(loss) attributable to Movado Group, Inc.	$19,410	$(6,615)	$28,819	$(156,608)

Basic income/(loss) per share:
Weighted basic average shares outstanding	23,332	23,240	23,326	23,191
Net income/(loss) per share attributable to Movado Group, Inc.	$0.83	$(0.28)	$1.24	$(6.75)

Diluted income/(loss) per share:
Weighted diluted average shares outstanding	23,739	23,240	23,736	23,191
Net income/(loss) per share attributable to Movado Group, Inc.	$0.82	$(0.28)	$1.21	$(6.75)

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Net income/(loss)	$19,401	$(6,622)	$29,152	$(156,711)
Other comprehensive income/(loss):
Net unrealized (loss)/gain on investments, net of tax (benefit)/provision of $(6), $2, $8 and $(11), respectively	(16)	6	25	(32)
Amortization of prior service cost, net of tax provision of $4, $4, $8 and $8, respectively	15	15	29	28
Foreign currency translation adjustments	1,081	9,014	(2,108)	1,063
Total other comprehensive income/(loss), net of taxes	1,080	9,035	(2,054)	1,059
Less:
Comprehensive (loss)/income attributable to noncontrolling interests:
Net (loss)/income	(9)	(7)	333	(103)
Foreign currency translation adjustments	(159)	320	(168)	256
Total comprehensive (loss)/income attributable to noncontrolling interests	$(168)	$313	$165	$153
Total comprehensive income/(loss) attributable to Movado Group, Inc.	$20,649	$2,100	$26,933	$(155,805)

See Notes to Consolidated Financial Statements

MOVADO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended July 31,
	2021	2020
Cash flows from operating activities:
Net income/(loss) attributable to Movado Group, Inc.	$28,819	$(156,608)
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Impairment of goodwill and intangible assets	—	155,919
Non-cash corporate initiatives	—	6,608
Gain on sale of a non-operating asset	—	(1,317)
Depreciation and amortization	6,283	7,200
Transactional (gains)/losses	(497)	237
Provision for inventories and accounts receivable	2,128	1,148
Deferred income taxes	825	(36,721)
Stock-based compensation	2,784	2,727
Other	456	93
Changes in assets and liabilities:
Trade receivables	(13,245)	16,847
Inventories	(33,771)	(1,505)
Other current assets	1,138	(2,415)
Accounts payable	17,992	(5,662)
Accrued liabilities	1,515	664
Accrued payroll and benefits	(4,100)	5,846
Income taxes receivable	17,986	—
Income taxes payable	(6,317)	(4,145)
Other non-current assets	620	(845)
Other non-current liabilities	62	553
Net cash provided by/(used in) operating activities	22,678	(11,376)
Cash flows from investing activities:
Capital expenditures	(1,786)	(1,891)
Proceeds from sale of a non-operating asset	—	1,317
Trademarks and other intangibles	(133)	(51)
Net cash used in investing activities	(1,919)	(625)
Cash flows from financing activities:
Repayment of bank borrowings	(21,140)	(36,772)
Proceeds from bank borrowings	—	30,879
Dividends paid	(11,618)	—
Stock repurchase	(9,975)	—
Stock awards and options exercised and other changes	(1,030)	(474)
Debt issuance cost	—	(300)
Net cash used in financing activities	(43,763)	(6,667)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,096)	3,022
Net decrease in cash, cash equivalents and restricted cash	(24,100)	(15,646)
Cash, cash equivalents, and restricted cash at beginning of year	224,423	186,438
Cash, cash equivalents, and restricted cash at end of period	$200,323	$170,792

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$199,721	$170,195
Restricted cash included in other non-current assets	602	597
Cash, cash equivalents, and restricted cash	$200,323	$170,792

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

NOTE 2 – IMPACT OF THE COVID-19 PANDEMIC

In December 2019, COVID-19 emerged and subsequently spread worldwide. The World Health Organization declared COVID-19 a pandemic in March 2020, resulting in federal, state and local governments and other authorities mandating various restrictions, including travel restrictions, quarantines and other social distancing requirements. As a result of the outbreak, in mid-March 2020, the Company and the majority of the Company’s wholesale customers temporarily closed all of their retail stores due to health concerns associated with COVID-19. Although the Company reopened all of its retail stores during the second quarter of fiscal 2021 and most of the Company’s brick and mortar wholesale customers have reopened the majority of their retail locations as well, the discretionary consumer goods segment remains challenged at brick and mortar retail locations in many regions.

The Company entered this period of uncertainty with a healthy liquidity position, and it took actions to enhance its financial liquidity and flexibility, including minimizing all non-essential operating expenses (including marketing, travel and consulting services), reevaluating all capital expenditures, furloughing approximately 80% of the Company’s North American workforce during March through June 2020 and temporarily reducing the work-rate of international employees while applying for available government payroll subsidies in accordance with local government guidelines and programs, suspending the Company’s share repurchase program and regular quarterly dividends, reducing salaries and suspending Board of Director fees from April through June 2020, amending license agreements to reduce its royalty obligations in fiscal 2021 and negotiating rent abatements in respect of its rent obligations for its Company Stores and certain other leases. As a precautionary measure, the Company borrowed an additional $30.9 million under its revolving credit facility in March 2020 and amended its revolving credit facility to modify some of its financial covenants (see Note 8 – Debt and Lines of Credit). During fiscal 2021 the Company repaid $64.5 million under its revolving credit facility and repaid an additional $21.1 million during the first six months of fiscal 2022. At July 31, 2021, zero remained outstanding under the Company’s revolving credit facility.

As part of the Company’s efforts to continue to reduce operating expenses and adjust cash flows in light of the economic challenges resulting from the COVID-19 pandemic, the Company committed to a restructuring plan (the “Restructuring Plan”) on June 29, 2020 (see Note 5 – Restructuring Provision for further discussion).

The Company evaluates its long-lived assets, operating lease right of use assets, goodwill and intangible assets for indicators of impairment at least annually in the fourth quarter of each fiscal year or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Given the substantial reduction in the Company’s sales and the reduced cash flow projections as a result of closures of the Company’s retail stores and those of its wholesale customers due to the COVID-19 pandemic, as well as the significant decline in the Company’s market capitalization, the Company determined that a triggering event occurred during the first quarter of fiscal 2021 and that an impairment assessment was warranted for goodwill and intangible assets. This analysis resulted in impairment charges related to goodwill of $133.7 million and intangible assets of $22.2 million in the first quarter of fiscal 2021. See Note 6 – Goodwill and Intangible Assets – for a further discussion of these impairments.

Although the full magnitude of the effects on the Company’s business is difficult to predict at this time, the COVID-19 pandemic is expected to continue to impact the Company’s results of operations for the foreseeable future. In addition to the resurgence of COVID-19 cases in many regions which has resulted in the reimposition or tightening of containment and mitigation measures in many countries, the ongoing economic impacts and health concerns associated with the pandemic will likely continue to affect consumer behavior, spending levels, shopping preferences and tourism. Nevertheless, the pandemic’s adverse impact on the Company has significantly diminished in recent quarters and the Company believes that based on the Company’s current expectations, cash flows from operations and its credit lines and cash on-hand, the Company has adequate funds to support its operating, capital and debt service requirements and expects to maintain compliance with its debt covenants for the next twelve months subsequent to the issuance of these financial statements.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. This guidance provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable for the Company’s borrowing instruments, which use LIBOR as a reference rate, and is effective immediately, but is only available through December 31, 2022. The Company is evaluating the optional expedients and exceptions in the guidance and while transition from LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives or other financial instruments or extensions held by or due, the Company does not expect such nor the adoption of this standard to have a material impact on its Consolidated Financial Statements.

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

The number of shares used in calculating basic and diluted earnings (loss) per share is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Weighted average common shares outstanding:
Basic	23,332	23,240	23,326	23,191
Effect of dilutive securities:
Stock awards and options to purchase shares of common stock	407	—	410	—
Diluted	23,739	23,240	23,736	23,191

For the three months ended July 31, 2021 and 2020, approximately 365,000 and 960,000, respectively, of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. For the six months ended July 31, 2021 and 2020, approximately 319,000 and 921,000, respectively, of potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. For the three and six months ended July 31, 2020, the Company also had approximately 41,000 and 84,000 stock options outstanding, respectively, that could potentially dilute earnings per share in future periods that were excluded from the computation of diluted EPS because their effect would have been anti-dilutive given the net loss during the period.

On May 27, 2021, the Company declared a quarterly cash dividend of $0.20 per share payable on June 23, 2021, to shareholders of record on June 9, 2021. The total dividend of $4.7 million was paid on June 23, 2021. On March 25, 2021, the Company declared a quarterly cash dividend of $0.20 per share payable on April 21, 2021, to shareholders of record on April 7, 2021. The total dividend of $4.6 million was paid on April 21, 2021. In addition, the Company paid a cash dividend on February 5, 2021 in the amount of $2.3 million to shareholders of record on January 21, 2021 of $0.10 per share. During the first and second quarters of fiscal 2021 the Company did not declare quarterly cash dividends.

NOTE 5 – RESTRUCTURING PROVISION

On June 29, 2020, the Company committed to a Restructuring Plan as part of the Company’s corporate initiatives to reduce operating expenses and adjust cash flows in light of the ongoing economic challenges resulting from the COVID-19 pandemic and its impact on the Company’s business. The Restructuring Plan was completed during the second quarter of fiscal 2021, although cash severance will be paid over time and such payments continue in the current fiscal year. Of the total $12.6 million provision recorded in fiscal 2021, $8.1 million has been paid out through the second quarter of fiscal 2022 ($6.7 million of which was paid out during fiscal 2021), approximately $1.1 million is expected to result in cash payments during the remainder of the current fiscal year with the remaining $1.3 million resulting in non-cash use ($2.1 million had been used in fiscal 2021). The Company expects annual savings in the range of $14 million to $16 million in respect of severance and employee-related initiatives and property-related initiatives (the latter being contained within Other in the table below).

A summary rollforward of the provision related to the Company’s corporate initiatives, including the provision associated with the Restructuring Plan, is as follows for the six months ended July 31, 2021 (in thousands):

	Balance January 31, 2021	Provision	Non-Cash Use	Cash Payments	Balance July 31, 2021
Restructuring Plan:
Severance and Employee Related (1)	$2,378	$—	$—	$(1,350)	$1,028
Other (2)	51	—	—	(6)	45
Other Corporate Initiatives:
Severance and Employee Related	—	—	—	—	—
Inventory (3)	407	—	(45)	—	362
Accounts receivable (4)	926	—	—	—	926
Other (2)	19	—	—	—	19
Total	$3,781	$—	$(45)	$(1,356)	$2,380

A summary rollforward of the provision related to the Company’s corporate initiatives, including the provision associated with the Restructuring Plan, is as follows for the six months ended July 31, 2020 (in thousands):

	Balance January 31, 2020	Provision	Non-Cash Use	Cash Payments	Balance July 31, 2020
Restructuring Plan:
Severance and Employee Related	$—	$6,966	$—	$(1,160)	$5,806
Other (2)	—	402	(198)	(115)	89
Other Corporate Initiatives:
Severance and Employee Related	—	936	—	(395)	541
Inventory (3)	—	3,507	(47)	—	3,460
Accounts receivable (4)	—	1,075	—	—	1,075
Other	—	1,722	(1,518)	(167)	37
Total	$—	$14,608	$(1,763)	$(1,837)	$11,008

The following amounts are included in the Consolidated Balance Sheet at July 31, 2021:

(1)
$0.6 million included in Accrued payroll and benefits and $0.4 million included in Capital in excess of par value.
(2)
Balance included in Accrued liabilities.
(3)
Reserve included in Inventories.
(4)
Reserve included in Trade receivables, net.

At July 31, 2020, included in Other is approximately a $1.5 million write-off related to unrefunded deposits for a canceled global customer event.

The corporate initiative costs by operating segment are as follows:

	For the Three Months Ended July 31, 2020 Provision	For the Six Months Ended July 31, 2020 Provision
Watch and Accessory Brands:
United States	$6,631	$11,335
International	737	3,273
Total Watch and Accessory Brands	7,368	14,608
Total Company Stores	—	—
Total Consolidated	$7,368	$14,608

Cost of sales	$—	$3,508
Selling, general and administrative	7,368	11,100
Total	$7,368	$14,608

There was no provision for restructuring during the first and second quarters of fiscal 2022.

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

There were no triggering events during the first six months of fiscal 2022.

The changes in the carrying amount of other intangible assets during the six months ended July 31, 2021 are as follows (in thousands):

	Trade names	Customer relationships	Other (1)	Total
Weighted Average Amortization Period (in years)	10	6	10
Balance at January 31, 2021	$10,860	$5,168	$1,053	$17,081
Additions	—	—	133	133
Amortization	(824)	(854)	(128)	(1,806)
Foreign exchange impact	132	18	(8)	142
Balance at July 31, 2021	$10,168	$4,332	$1,050	$15,550

(1) Other includes fees paid related to trademarks.

Amortization expense for intangible assets was $0.9 million and $0.8 million for the three months ended July 31, 2021 and 2020, respectively, and $1.8 million and $2.1 million for the six months ended July 31, 2021 and 2020, respectively.

NOTE 7 – INVENTORIES

Inventories consisted of the following (in thousands):

	July 31, 2021	January 31, 2021	July 31, 2020
Finished goods	$136,688	$107,246	$123,413
Component parts	42,727	40,735	45,219
Work-in-process	3,874	4,599	4,742
	$183,289	$152,580	$173,374

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

As of July 31, 2021, and July 31, 2020, there was zero and $48.3 million (of which all but $10 million was denominated in Swiss Francs), respectively, in loans outstanding under the Facility. Availability under the Facility was reduced by the aggregate number of letters of credit outstanding, issued in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at both July 31, 2021 and July 31, 2020. At July 31, 2021, the letters of credit have expiration dates through May 31, 2022. As of July 31, 2021, and July 31, 2020, availability under the Facility was $99.7 million and $51.4 million, respectively.

The Company had weighted average borrowings under the facility of $6.5 million and $71.5 million during the three months ended July 31, 2021 and 2020, respectively, with a weighted average interest rate of 2.00% and 2.60% during the three months ended July 31, 2021 and 2020, respectively. The Company had weighted average borrowings under the facility of $9.8 million and $68.6 million during the six months ended July 31, 2021 and 2020, respectively, with a weighted average interest rate of 2.79% and 1.92% during the six months ended July 31, 2021 and 2020, respectively.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified maturity with a Swiss bank. As of July 31, 2021, and 2020, these lines of credit totaled 6.5 million Swiss Francs for both periods, with a dollar equivalent of $7.2 million and $7.1 million, respectively. As of July 31, 2021, and 2020, there were no borrowings against these lines. As of July 31, 2021 and 2020, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.3 million for both periods, in various foreign currencies, of which $0.6 million, in both periods, was a restricted deposit as it relates to lease agreements.

Cash paid for interest, including unused commitments fees, was $0.3 million and $0.8 million for the six-month period ended July 31, 2021 and July 31, 2020, respectively.

NOTE 9 – DERIVATIVE FINANCIAL INSTRUMENTS

As of July 31, 2021, the Company’s entire net forward contracts hedging portfolio consisted of 16.7 million Chinese Yuan equivalent, 16.0 million Swiss Francs equivalent, 18.0 million U.S. dollars equivalent, 19.7 million Euros equivalent and 1.3 million British Pounds equivalent with various expiry dates ranging through January 20, 2022. These forward contracts are not designated as qualified hedges in accordance with ASC 815, Derivatives and Hedging, and, therefore, changes in the fair value of these derivatives are recognized in earnings in the period they arise. Net gains or losses related to these forward contracts are included in cost of sales and selling and general and administrative expenses in the Consolidated Statements of Operations. The cash flows related to these foreign currency contracts are classified in operating activities.

See Note 10 – Fair Value Measurements for fair value and presentation in the Consolidated Balance Sheets for derivatives.

For the quarter ended July 31, 2021, the Company did not have any cash flow hedges.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of July 31, 2021 and 2020 and January 31, 2021 (in thousands):

		Fair Value at July 31, 2021
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$218	$—	$—	$218
Short-term investment	Other current assets	167	—	—	167
SERP assets - employer	Other non-current assets	882	—	—	882
SERP assets - employee	Other non-current assets	47,886	—	—	47,886
Defined benefit plan assets	Other non-current liabilities	—	—	28,057	28,057
Hedge derivatives	Other current assets	—	140	—	140
Total		$49,153	$140	$28,057	$77,350
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$47,886	$—	$—	$47,886
Total		$47,886	$—	$—	$47,886

		Fair Value at January 31, 2021
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$184	$—	$—	$184
Short-term investment	Other current assets	162	—	—	162
SERP assets - employer	Other non-current assets	605	—	—	605
SERP assets - employee	Other non-current assets	46,673	—	—	46,673
Defined benefit plan assets	Other non-current liabilities	—	—	25,837	25,837
Total		$47,624	$—	$25,837	$73,461
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$46,673	$—	$—	$46,673
Hedge derivatives	Accrued liabilities	—	13	—	13
Total		$46,673	$13	$—	$46,686

		Fair Value at July 31, 2020
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	Other current assets	$141	$—	$—	$141
Short-term investment	Other current assets	155	—	—	155
SERP assets - employer	Other non-current assets	935	—	—	935
SERP assets - employee	Other non-current assets	45,043	—	—	45,043
Defined benefit plan assets	Other non-current liabilities	—	—	25,907	25,907
Hedge derivatives	Other current assets	—	228	—	228
Total		$46,274	$228	$25,907	$72,409
Liabilities:
SERP liabilities - employee	Other non-current liabilities	$45,043	$—	$—	$45,043
Total		$45,043	$—	$—	$45,043

The fair values of the Company’s available-for-sale securities are based on quoted market prices. The fair value of the short-term investment, which is a guaranteed investment certificate, is based on its purchase price plus one half of a percent calculated annually. The assets related to the Company’s defined contribution supplemental executive retirement plan (“SERP”) consist of both employer (employee unvested) and employee assets which are invested in investment funds with fair values calculated based on quoted market prices. The SERP liability represents the Company’s liability to the employees in the plan for their vested balances. The hedge derivatives are entered into by the Company principally to reduce its exposure to Swiss Franc and Euro exchange rate risks. Fair values of the Company’s hedge derivatives are calculated based on quoted foreign exchange rates and quoted interest rates. The carrying amount of debt approximated fair value as of January 31, 2021, and July 31, 2020, due to the availability and floating rate for similar instruments.

The Company sponsors a defined benefit pension plan in Switzerland. The plan covers certain international employees and is based on years of service and compensation on a career-average pay basis. The assets within the plan are classified as a Level 3 asset within the fair value hierarchy and consist of an investment in pooled assets and include separate employee accounts that are invested in equity securities, debt securities and real estate. The values of the separate accounts invested are based on values provided by the administrator of the funds that cannot be readily derived from or corroborated by observable market data. The value of the assets is part of the funded status of the defined benefit plan and included in other non-current liabilities in the consolidated balance sheets at July 31, 2021, January 31, 2021 and July 31, 2020.

There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.

See Note 6 – Goodwill and Intangible Assets for a discussion on the Company’s impairment charges taken in fiscal year 2021 for certain of its nonfinancial assets measured at fair value on a nonrecurring basis due to a change in circumstances that triggered an interim impairment test, and the valuation techniques used to measure the fair value. The most significant unobservable inputs (Level 3) used to estimate the fair values of the Company’s Watch and Accessory Brands unit’s goodwill and MVMT’s intangible assets are discount rates, which was 17.5% for both.

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

From time to time the Company may make minority investments in growth companies in the consumer products sector, including certain of the Company's suppliers and customers, as well as in venture capital funds that invest in such companies. During the second quarter of fiscal 2022, the Company committed to invest up to $1,000,000 in a venture capital fund that makes investments in securities of portfolio companies whose primary business focus is accelerating innovation in retail and consumer goods. The Company expects to be called upon to satisfy its first capital call in respect of this commitment by the end of fiscal 2022.

The Company is involved in legal proceedings and claims from time to time, in the ordinary course of its business. Legal reserves are recorded in accordance with the accounting guidance for contingencies. Contingencies are inherently unpredictable and it is possible that results of operations, balance sheets or cash flows could be materially and adversely affected in any particular period by unfavorable developments in, or resolution or disposition of, such matters. For those legal proceedings and claims for which the Company believes that it is probable that a reasonably estimable loss may result, the Company records a reserve for the potential loss. For proceedings and claims where the Company believes it is reasonably possible that a loss may result that is materially in excess of amounts accrued for the matter, the Company either discloses an estimate of such possible loss or range of loss or includes a statement that such an estimate cannot be made. As of July 31, 2021, the Company is party to legal proceedings and contingencies, the resolution of which is not expected to materially affect its financial condition, future results of operations beyond the amounts accrued, or cash flows.

NOTE 12 – INCOME TAXES

On March 27, 2020, Congress passed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which provided economic relief to assist American families and companies during the COVID-19 global pandemic. The CARES Act allowed U.S. net operating losses generated in fiscal 2019, 2020, and 2021 to be carried back up to five years to prior taxable years with a U.S. statutory tax rate of 35.0% and to offset 100% of regular taxable income in such years (the “CARES Act NOL Carryback Provision”). The Company generated a U.S. net operating loss in fiscal 2021 which was carried back to prior taxable years.

The Company recorded an income tax provision of $5.3 million and an income tax benefit of $1.6 million for the three months ended July 31, 2021 and 2020, respectively.

The effective tax rate was 21.5% and 19.1% for the three months ended July 31, 2021 and 2020, respectively. The significant components of the effective tax rate changed primarily due to prior year impairments of the portion of goodwill of the Watch and Accessory Brands reporting unit which is not tax deductible, partially offset by a change in the tax rate for the Company's subsidiary in the United Kingdom in the prior year and changes in jurisdictional earnings.

The Company recorded an income tax provision of $8.6 million and an income tax benefit of $33.9 million for the six months ended July 31, 2021 and 2020, respectively.

The effective tax rate was 22.9% and 17.8% for the six months ended July 31, 2021 and 2020, respectively. The significant components of the effective tax rate changed primarily due to prior year impairments of the portion of goodwill of the Watch and Accessory Brands reporting unit which is not tax deductible and the recording of valuation allowances on certain foreign deferred tax assets in the current year, partially offset by the CARES Act NOL Carryback Provision in the prior year.

At July 31, 2021, the Company had no deferred tax liability for the undistributed foreign earnings of approximately $247.1 million because the Company intends to permanently reinvest such earnings in its foreign operations. It is not practicable to estimate the tax liability related to a future distribution of these permanently reinvested foreign earnings.

NOTE 13 – EQUITY

The components of equity for the six months ended July 31, 2021 and 2020 are as follows (in thousands):

		Movado Group, Inc. Shareholders' Equity
	Preferred Stock	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Movado Group, Inc. Shareholders' Equity	Redeemable Noncontrolling Interest
Balance, January 31, 2021	$—	$281	$65	$214,043	$341,641	$92,540	$(223,306)	$2,070	$427,334	$2,600
Net income/(loss) attributable to Movado Group, Inc.					28,819			424	29,243	(91)
Dividends ($0.40 per share)					(9,298)				(9,298)
Stock options exercised		3		621			(1,654)		(1,030)
Stock repurchase							(9,975)		(9,975)
Supplemental executive retirement plan				57					57
Stock-based compensation expense				2,784					2,784
Net unrealized gain on investments, net of tax provision of $8						25			25
Amortization of prior service cost, net of tax provision of $8						29			29
Foreign currency translation adjustment (3)						(2,108)		(102)	(2,210)	(66)
Balance, July 31, 2021	$—	$284	$65	$217,505	$361,162	$90,486	$(234,935)	$2,392	$436,959	$2,443

	Preferred Stock	Common Stock (1)	Class A Common Stock (2)	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Movado Group, Inc. Shareholders' Equity	Redeemable Noncontrolling Interest
Balance, January 31, 2020	$—	$279	$65	$208,473	$455,479	$85,050	$(222,809)	$707	$527,244	$3,165
Net (loss)/income attributable to Movado Group, Inc.					(156,608)			222	(156,386)	(325)
Stock options exercised		2		(2)			(474)		(474)
Supplemental executive retirement plan				48					48
Stock-based compensation expense (4)				3,109					3,109
Net unrealized loss on investments, net of tax benefit of $11						(32)			(32)
Amortization of prior service cost, net of tax provision of $8						28			28
Foreign currency translation adjustment (3)						1,063		59	1,122	197
Balance, July 31, 2020	$—	$281	$65	$211,628	$298,871	$86,109	$(223,283)	$988	$374,659	$3,037

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

During the six months ended July 31, 2021, the Company repurchased a total of 334,000 shares of its common stock at a total cost of $10.0 million, or an average of $29.87 per share. During the six months ended July 31, 2020, the Company did not repurchase shares of its common stock.

At July 31, 2021, $15.0 million remains available for purchase under the Company’s repurchase program.

There were 54,720 and 47,302 shares of common stock repurchased during the six months ended July 31, 2021 and 2020, respectively, as a result of the surrender of shares in connection with the vesting of certain stock awards. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company.

NOTE 15 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The accumulated balances at July 31, 2021 and 2020, and January 31, 2021, related to each component of accumulated other comprehensive income (loss) are as follows (in thousands):

	July 31, 2021	January 31, 2021	July 31, 2020
Foreign currency translation adjustments	$91,058	$93,166	$86,408
Available-for-sale securities	149	124	92
Unrecognized prior service cost related to defined benefit pension plan	(315)	(344)	(339)
Net actuarial loss related to defined benefit pension plan	(406)	(406)	(52)
Total accumulated other comprehensive income	$90,486	$92,540	$86,109

NOTE 16 – REVENUE

Disaggregation of Revenue

The following table presents the Company’s net sales disaggregated by customer type. Sales and usage-based taxes are excluded from net sales (in thousands):

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
Customer Type	2021	2020	2021	2020
Wholesale	$115,586	$60,462	$214,989	$113,372
Direct to consumer	57,278	27,688	91,964	43,992
After-sales service	1,010	388	1,719	840
Net Sales	$173,874	$88,538	$308,672	$158,204

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

Direct to Consumer Revenue

The Company’s direct to consumer revenue primarily consists of revenues from the Company’s outlet stores, the Company’s owned e-commerce websites, concession stores and consumer repairs. The Company recognizes and records its revenue when obligations under the terms of a contract with the customer are satisfied, and control is transferred to the customer. Control passes to outlet store customers at the time of sale and to substantially all e-commerce upon shipment. Prior to January 1, 2021, the requirements for recognizing revenue for all e-commerce were met upon delivery to the customer. Direct to Consumer revenue is included in either the Watch and Accessory Brands segment or Company Stores Segment based on how the Company makes decisions about the allocation of resources and performance measurement. Revenue derived from outlet stores and related e-commerce is included within the Company Stores Segment. Other Direct to Consumer revenue (i.e., revenue derived from other Company-owned e-commerce websites, concession stores and consumer repairs is included within the Watch and Accessory Brands segment. (See Note 18 – Segment and Geographic Information).

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

The table below presents the weighted average assumptions used with the Black-Scholes option-pricing model for the calculation of the fair value of stock options granted during the three months ended April 30, 2021. There were no stock options granted during the three months ended July 31, 2021 or during the three and six months ended July 31, 2020.

Six Months Ended July 31, 2021
Expected volatility	51.61%
Expected life in years	6.0
Risk-free interest rates	0.89%
Dividend rate	2.90%
Weighted average fair value per option at date of grant	$10.23

The fair value of the stock options, less expected forfeitures, is amortized on a straight-line basis over the vesting term. Total compensation expense for stock option grants recognized during the three months ended July 31, 2021 and 2020 was $0.4 million and approximately $27,000, respectively. Total compensation expense for stock option grants recognized during the six months ended July 31, 2021 and 2020 was $0.7 million and $0.1 million, respectively. As of July 31, 2021, there was $3.3 million of unrecognized compensation cost related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 2.4 years. Total consideration received for stock option exercises during the six months ended July 31, 2021 and 2020 was $0.6 million and zero, respectively.

The following table summarizes the Company’s stock options activity during the first six months of fiscal 2022:

	Outstanding Options	Weighted Average Exercise Price per Option	Option Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at January 31, 2021 (561,110 options exercisable)	1,111,110	$21.90	$12.42-$42.12	6.9	$2,975
Granted	201,875	$27.62	$27.62
Exercised	(24,517)	$25.45	$23.35-$30.36
Cancelled	—
Options outstanding at July 31, 2021	1,288,468	$22.73	$12.42-$42.12	7.0	$10,271
Exercisable at July 31, 2021	548,593	$28.29		3.8	$1,785
Expected to vest at July 31, 2021	663,115	$18.45		9.3	$7,702

The fair value of stock options exercised during the first six months of fiscal 2022 was $0.3 million and the intrinsic value was $0.1 million. There were no stock options exercised during the first six months of fiscal 2021.

Stock Awards:

Under the Plan, the Company can also grant stock awards to employees and directors. For the three months ended July 31, 2021 and 2020, compensation expense for stock awards was $0.9 million and $1.5 million (of which $0.4 million is included in the Restructuring Plan of the corporate initiatives), respectively. For the six months ended July 31, 2021 and 2020, compensation expense for stock awards was $2.1 million and $3.0 million (of which $0.4 million is included in the Restructuring Plan of the corporate initiatives). As of July 31, 2021, there was $4.5 million of unrecognized compensation cost related to unvested stock awards. These costs are expected to be recognized over a weighted-average period of 2.0 years.

The following table summarizes the Company’s stock awards activity during the first six months of fiscal 2022:

	Number of Stock Award Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000's)
Units outstanding at January 31, 2021	415,994	$29.17
Units granted	126,497	$27.62
Units vested	(228,928)	$31.49
Units forfeited	—	$—
Units outstanding at July 31, 2021	313,563	$26.85	2.1	$9,429

Outstanding stock awards can be classified as either time-based stock awards or performance-based stock awards. Time-based stock awards vest over time subject to continued employment. Performance-based stock awards vest over time subject both to continued employment and to the achievement of corporate financial performance goals. Upon the vesting of a stock award, shares are issued from the pool of authorized shares. For performance-based stock awards, the number of shares issued related to the performance units granted can vary from 0% to 150% of the target number of underlying stock award units, depending on the extent of the achievement of predetermined financial goals. The total fair value of stock award units that vested during the first six months of fiscal 2022 was $7.2 million. The number of shares issued related to the remaining stock awards are established at grant date.

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

The Company divides its business into two major geographic locations: United States operations and International, which includes the results of all non-U.S. Company operations. The allocation of geographic revenue is based upon the location of the customer. The Company’s International operations in Europe, the Middle East, Asia and the Americas (excluding the United States) accounted for 33.4%, 8.2%, 4.8% and 4.4%, respectively, of the Company’s total net sales for the three months ended July 31, 2021. For the three months ended July 31, 2020, the Company’s International operations in Europe, the Middle East, Asia and the Americas (excluding the United States) accounted for 39.6%, 11.3%, 7.1% and 2.7%, respectively, of the Company’s total net sales. The Company’s International operations in Europe, the Middle East, the Americas (excluding the United States) and Asia accounted for 31.4%, 8.3%, 6.3% and 5.0%, respectively, of the Company’s total net sales for the six months ended July 31, 2021. For the six months ended July 31, 2020, the Company’s International operations in Europe, the Middle East, Asia and the Americas (excluding the United States) accounted for 38.8%, 8.0%, 7.7% and 5.5%, respectively, of the Company’s total net sales.

Operating Segment Data for the Three Months Ended July 31, 2021 and 2020 (in thousands):

	Net Sales
	2021	2020
Watch and Accessory Brands:
Owned brands category	$60,902	$31,622
Licensed brands category	84,077	46,414
After-sales service and all other	1,200	153
Total Watch and Accessory Brands	146,179	78,189
Company Stores	27,695	10,349
Consolidated total	$173,874	$88,538

	Operating Income/(Loss) (3)(5)
	2021	2020
Watch and Accessory Brands	$15,718	$(9,945)
Company Stores	8,915	1,029
Consolidated total	$24,633	$(8,916)

Operating Segment Data as of and for the Six Months Ended July 31, 2021 and 2020 (in thousands):

	Net Sales
	2021	2020
Watch and Accessory Brands:
Owned brands category	$109,273	$56,983
Licensed brands category	151,703	82,098
After-sales service and all other	1,482	2,394
Total Watch and Accessory Brands	262,458	141,475
Company Stores	46,214	16,729
Consolidated total	$308,672	$158,204

	Operating Income/(Loss) (3)(4)(5)
	2021	2020
Watch and Accessory Brands	$24,503	$(189,566)
Company Stores	13,386	(1,513)
Consolidated total	$37,889	$(191,079)

	Total Assets
	July 31, 2021	January 31, 2021	July 31, 2020
Watch and Accessory Brands	$651,495	$659,681	$618,419
Company Stores	59,403	59,576	61,270
Consolidated total	$710,898	$719,257	$679,689

Geographic Location Data for the Three Months Ended July 31, 2021 and 2020 (in thousands):

	Net Sales		Operating Income/(Loss) (3)(5)
	2021	2020	2021	2020
United States (1)	$85,487	$34,766	$8,820	$(14,319)
International (2)	88,387	53,772	15,813	5,403
Consolidated total	$173,874	$88,538	$24,633	$(8,916)

United States and International net sales are net of intercompany sales of $90.7 million and $29.1 million for the three months ended July 31, 2021 and 2020, respectively.

Geographic Location Data as of and for the Six Months Ended July 31, 2021 and 2020 (in thousands):

	Net Sales		Operating Income/(Loss) (3)(4)(5)
	2021	2020	2021	2020
United States (1)	$151,380	$63,300	$9,579	$(134,309)
International (2)	157,292	94,904	28,310	(56,770)
Consolidated total	$308,672	$158,204	$37,889	$(191,079)

United States and International net sales are net of intercompany sales of $160.4 million and $71.9 million for the six months ended July 31, 2021 and 2020, respectively.

(1)
The United States operating income/(loss) included $13.0 million and $6.1 million of unallocated corporate expenses for the three months ended July 31, 2021 and 2020, respectively. The United States operating income/(loss) included $21.9 million and $12.1 million of unallocated corporate expenses for the six months ended July 31, 2021 and 2020, respectively.
(2)
The International operating income included $16.9 million and $11.2 million of certain intercompany profits related to the Company’s supply chain operations for the three months ended July 31, 2021 and 2020, respectively. The International operating income/(loss) included $30.8 million and $22.3 million of certain intercompany profits related to the Company’s supply chain operations for the six months ended July 31, 2021 and 2020, respectively.
(3)
For the three months ended July 31, 2021 and 2020, and for the six months ended July 31, 2021 and 2020, in the United States locations of the Watch and Accessory Brands segment, operating income/(loss) included a charge of $0.1 million, $0.3 million, $0.2 million and $1.0 million, respectively, related to the amortization of intangible assets, deferred compensation and certain acquisition accounting adjustments associated with the MVMT brand. In addition, in the International locations of the Watch and Accessory Brands segment for the three months ended July 31, 2021 and 2020, and for the six months ended July 31, 2021 and 2020, operating income/(loss) included a charge of $0.7 million, $0.7 million, $1.4 and $1.4 million, respectively, related to the amortization of acquired intangible assets as a result of the Company’s acquisition of the Olivia Burton brand.
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
(5)
For the three months ended July 2020, in the United States locations and the International locations of the Watch and Accessory Brands segment, operating (loss)/income included a charge of $6.6 million and $0.8 million, respectively, related to the corporate initiatives that the Company took in response to the impact on its business due to the COVID-19 pandemic. For the six months ended July 2020, in the United States locations and the International locations of the Watch and Accessory Brands segment, operating loss included a charge of $11.3 million and $3.3 million, respectively, related to the corporate initiatives that the Company took in response to the impact on its business due to the COVID-19 pandemic.

	Total Assets
	July 31, 2021	January 31, 2021	July 31, 2020
United States	$350,187	$352,517	$313,411
International	360,711	366,740	366,278
Consolidated total	$710,898	$719,257	$679,689

	Property, Plant and Equipment, Net
	July 31, 2021	January 31, 2021	July 31, 2020
United States	$13,014	$14,792	$16,825
International	6,642	7,557	9,063
Consolidated total	$19,656	$22,349	$25,888

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

Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and the results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s most critical accounting policies have been discussed in the Company’s 2021 Annual Report on Form 10-K and are incorporated by reference herein. As of July 31, 2021, there have been no material changes to any of the Company’s critical accounting policies.

Overview

The Company conducts its business in two operating segments: Watch and Accessory Brands and Company Stores. The Company’s Watch and Accessory Brands segment includes the designing, manufacturing and distribution of watches and, to a lesser extent, jewelry and other accessories, of owned and licensed brands, in addition to revenue generated from after-sales service activities and shipping. The Company Stores segment includes the Company’s retail outlet business in the United States and Canada. The Company also operates in two major geographic locations: United States and International, the latter of which includes the results of all non-U.S. Company operations.

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

Recent Developments and Initiatives

COVID-19

The COVID-19 pandemic and related public health measures materially impacted the Company’s operating results for the fiscal year ended January 31, 2021 and continue to materially affect how we and our customers and suppliers operate our businesses. For example, temporary closures and other restrictions affecting brick and mortar retail stores resulted in sales declines in the Company’s outlet stores and in its wholesale business during fiscal 2021 relative to the prior year period. These declines were partially offset by strong growth in e-commerce sales, by both the Company and many of its retail customers. In addition, during the 2021 fiscal year and continuing through the second quarter of fiscal 2022, the Company has implemented remote work policies and employed additional safety measures for people continuing critical on-site work. These policies and measures have caused strain for, and may have adversely impacted the productivity of, certain employees.

The Company expects adverse impacts on net sales to continue in fiscal 2022 in its retail and wholesale channels as consumers continue to follow social distancing requirements or recommendations and other safety measures, which may decrease demand for our products as consumers have fewer occasions to use and wear our products, as well as face layoffs and other negative economic impacts from the COVID-19 outbreak that adversely affect their disposable income and discretionary purchases. These trends could worsen if COVID-19 infections increase as new variants and strains emerge or if treatments and vaccines are not as effective as expected. The ongoing impact of the outbreak of COVID-19 on the Company’s liquidity, revenues, impairment considerations surrounding the Company’s long-lived assets and results of operations cannot be reasonably predicted at this time due to the high level of uncertainty regarding future developments, the duration of containment measures, the speed at which vaccines are administered to the general public and the timeline for recovery. The global macroeconomic effects of the pandemic as well as the microeconomic effects on our customers, consumers and their purchasing decisions may persist for an indeterminable period even after the pandemic has subsided.

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

Minimizing Non-Essential Operating Costs Across All Key Areas of Spend

•
Driving SG&A savings by minimizing non-essential operating costs, right-sizing marketing expenses to the lower revenue base while maintaining a focus on digital, and driving procurement savings, including by reducing third party services. These initiatives resulted in fiscal 2021 SG&A savings of approximately $90 million (Organizational Costs savings included in this $90 million are detailed below) as compared to the prior year. The Company currently anticipates that approximately a third of these savings will recur in fiscal 2022.

Strengthening the Company’s Balance Sheet and Enhancing Financial Flexibility

•
Adapting our inventory management to more precisely take account of market conditions and expected demand; and
•
Reducing capital expenditures while prioritizing investment in high-return projects particularly in digital.

Preserving Liquidity

•
Suspending the share repurchase program during fiscal 2021. The Company subsequently announced on March 25, 2021 the establishment of a new share repurchase program under which the Company is authorized to purchase up to $25.0 million of its outstanding common stock from time to time; and
•
Suspending the Company’s regular quarterly cash dividend during fiscal 2021. The Company subsequently paid a cash dividend of $0.10 per share on February 5, 2021 and paid a cash dividend of $0.20 per share on each of April 21, 2021 and June 23, 2021.

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

Results of Operations Overview

The following is a discussion of the results of operations for the three and six months ended July 31, 2021 compared to the three and six months ended July 31, 2020, along with a discussion of the changes in financial condition during the first six months of fiscal 2022. The Company’s results of operations for the first six months of fiscal 2022 should not be deemed indicative of the results that we will experience for the full year of fiscal 2022. See “Recent Developments and Initiatives” above. See also “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2021 filed with the Securities and Exchange Commission on March 25, 2021.

Results of operations for the three months ended July 31, 2021 as compared to the three months ended July 31, 2020

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Three Months Ended July 31,
	2021	2020
Watch and Accessory Brands:
United States	$58,688	$24,895
International	87,491	53,294
Total Watch and Accessory Brands	146,179	78,189
Company Stores:
United States	26,799	9,871
International	896	478
Total Company Stores	27,695	10,349
Net Sales	$173,874	$88,538

Comparative net sales by categories were as follows (in thousands):

	Three Months Ended July 31,
	2021	2020
Watch and Accessory Brands:
Owned brands category	$60,902	$31,622
Licensed brands category	84,077	46,414
After-sales service and all other	1,200	153
Total Watch and Accessory Brands	146,179	78,189
Company Stores	27,695	10,349
Net Sales	$173,874	$88,538

Net Sales

Net sales for the three months ended July 31, 2021 were $173.9 million, $85.3 million or 96.4% above the prior year period. This increase is primarily as a result of the partial recovery from the ongoing COVID-19 pandemic. For the three months ended July 31, 2021, fluctuations in foreign currency exchange rates positively impacted net sales by $5.2 million when compared to the prior year period.

Watch and Accessory Brands Net Sales

Net sales for the three months ended July 31, 2021 in the Watch and Accessory Brands segment were $146.2 million, above the prior year period by $68.0 million, or 87.0%. The increase in net sales was primarily due to growth in online retailers, both in the Company’s owned and wholesale customers’ e-commerce websites, and growth in the Company’s wholesale customers due to the partial recovery from the ongoing COVID-19 pandemic. Prior period net sales were negatively impacted by closures and restrictions affecting the stores of the Company’s wholesale customers during a portion of the period due to the COVID-19 pandemic. Some of these restrictions have continued into fiscal 2022. There were increases in net sales in both the United States and International locations of the Watch and Accessory Brands segment.

United States Watch and Accessory Brands Net Sales

Net sales for the three months ended July 31, 2021 in the United States locations of the Watch and Accessory Brands segment were $58.7 million, above the prior year period by $33.8 million, or 135.7%, resulting from net sales increases across all brands in both the owned and licensed brand categories primarily due to the partial recovery from the ongoing COVID-19 pandemic. The net sales recorded in the owned brands category increased by $26.3 million, or 129.8%, and net sales recorded in the licensed brand category increased $6.4 million, or 134.6%.

International Watch and Accessory Brands Net Sales

Net sales for the three months ended July 31, 2021 in the International locations of the Watch and Accessory Brands segment were $87.5 million, above the prior year by $34.2 million, or 64.2%, which included fluctuations in foreign currency exchange rates which favorably impacted net sales by $5.2 million when compared to the prior year period. The increase in net sales was across most brands in both the owned and licensed brand categories primarily due to the partial recovery from the ongoing COVID-19 pandemic. The net sales increase recorded in the owned brands category was $2.9 million, or 26.0% and is due to sales increases in all regions. The net sales increase in the licensed brands category was $31.3 million, or 75.1%, due to net sales increases in all regions.

Company Stores Net Sales

Net sales for the three months ended July 31, 2021 in the Company Stores segment were $27.7 million, $17.3 million or 167.6% above the prior year period. The net sales increase is primarily the result of all of the Company’s retail stores being open during the period as compared to the closure of the Company’s retail stores during part of the prior year period in response to the COVID-19 pandemic and lessened restrictions on the Company’s retail stores during the period as compared to the same period in the prior year. As of July 31, 2021 and 2020, the Company operated 49 and 47 retail outlet locations, respectively.

Gross Profit

Gross profit for the three months ended July 31, 2021 was $98.5 million or 56.6% of net sales as compared to $45.4 million or 51.2% of net sales in the prior year period. The increase in gross profit of $53.1 million was primarily due to higher net sales combined with a higher gross margin percentage. The increase in the gross margin percentage of approximately 540 basis points for the three months ended July 31, 2021 resulted primarily from a favorable impact of sales mix of approximately 500 basis points and a positive impact of fluctuations in foreign exchange rates of approximately 80 basis points, partially offset by approximately 40 basis points resulting primarily from increased spending on certain fixed costs mainly due to the non-reoccurrence of the furloughing of employees and temporary salary reductions during a portion of the prior year period in response to the COVID-19 pandemic.

Selling, General and Administrative (“SG&A”)

SG&A expenses for the three months ended July 31, 2021 were $73.8 million, representing an increase from the prior year period of $19.5 million, or 36.0%. The prior year period included corporate initiative charges primarily in response to the COVID-19 pandemic of $7.4 million consisting of $7.0 million in severance and payroll related and $0.4 million in other restructuring charges. Excluding these charges SG&A expenses would have increased $26.9 million primarily from higher marketing expenses of $11.8 million; an increase in payroll related expenses of $6.9 million primarily due to the non-reoccurrence of the furloughing of employees and temporary salary reductions during a portion of the prior year period in response to the COVID-19 pandemic; an increase in performance-based compensation of $4.6 million; an increase of $1.4 million in consulting and recruiting charges and an increase in credit card fees and sales commissions of $1.2 million due to higher sales in the current year period as compared to the prior year period. For the three months ended July 31, 2021, fluctuations in foreign currency rates related to the foreign subsidiaries negatively impacted SG&A expenses by $0.7 million when compared to the prior year period.

Watch and Accessory Brands Operating Income/(Loss)

For the three months ended July 31, 2021, the Company recorded operating income of $15.7 million in the Watch and Accessory Brands segment which includes $13.0 million of unallocated corporate expenses as well as $16.9 million of certain intercompany profits related to the Company’s supply chain operations. For the three months ended July 31, 2020, the Company recorded an operating loss of $9.9 million in the Watch and Accessory Brands segment which included $6.1 million of unallocated corporate expenses as well as $11.2 million of certain intercompany profits related to the Company’s supply chain operations. The increase in operating income was the result of an increase in gross profit of $41.1 million, partially offset by an increase in SG&A expenses of $15.5 million when compared to the prior year period. The SG&A expenses for the prior year period included corporate initiatives charges primarily in response to the COVID-19 pandemic of $7.4 million consisting of $7.0 million in severance and payroll related and $0.4 million in other restructuring charges. Without these charges SG&A expense would have increased $22.9 million. The increase in gross profit was the result of higher sales combined with a higher gross margin percentage. The underlying increase in SG&A expenses of $22.9 million resulted primarily from higher marketing expenses of $10.7 million; an increase in payroll related expenses of $5.2 million primarily due to the non-reoccurrence of the furloughing of employees and temporary salary reductions during a portion of the prior year period in response to the COVID-19 pandemic; an increase in performance-based compensation of $4.5 million; an increase of $1.4 million in consulting and recruiting charges and an increase in credit card fees and sales commissions of $0.6 million due to higher sales in the current year period as compared to the prior year period. For the three months ended July 31, 2021, fluctuations in foreign currency exchange rates positively impacted the Watch and Accessory Brands segment operating income by $1.6 million when compared to the prior year period.

U.S. Watch and Accessory Brands Operating Income/(Loss)

In the United States locations of the Watch and Accessory Brands segment, for the three months ended July 31, 2021, the Company recorded operating income of $0.6 million which includes unallocated corporate expenses of $13.0 million. For the three months ended July 31, 2020 the Company recorded an operating loss of $15.2 million in the United States locations of the Watch and Accessory Brands segment which included unallocated corporate expenses of $6.1 million. The improvement in operating income was the result of higher gross profit of $23.4 million, partially offset by an increase in SG&A expenses of $7.6 million when compared to the prior year period. The SG&A expenses for the prior year period included corporate initiatives charges primarily in response to the COVID-19 pandemic of $6.6 million consisting of $6.2 million in severance and payroll related and $0.4 million in other restructuring charges. Without these charges SG&A expense would have increased $14.2 million. The increase in gross profit of $23.4 million was due to higher sales, combined with a higher gross margin percentage. The underlying increase in SG&A expenses of $14.2 million resulted primarily from higher marketing expenses of $5.5 million; an increase in performance-based compensation of $4.5 million; an increase in payroll related expenses of $2.9 million primarily due to the non-reoccurrence of the furloughing of employees and temporary salary reductions during a portion of the prior year period in response to the COVID-19 pandemic; an increase of $0.7 million in consulting and recruiting charges and an increase in credit card fees of $0.3 million due to higher sales in the current year period as compared to the prior year period.

International Watch and Accessory Brands Operating Income

In the International locations of the Watch and Accessory Brands segment, for the three months ended July 31, 2021, the Company recorded operating income of $15.1 million which includes $16.9 million of certain intercompany profits related to the Company’s International supply chain operations. For the three months ended July 31, 2020 the Company recorded operating income of $5.3 million in the International locations of the Watch and Accessory Brands segment which included which included $11.2 million of certain intercompany profits related to the Company’s supply chain operations. The increase in operating income was primarily related to a higher gross profit of $17.7 million, partially offset with higher SG&A expenses of $7.9 million. The SG&A expenses for the prior year period included corporate initiatives charges primarily in response to the COVID-19 pandemic of $0.8 million in severance and payroll related. Without these charges SG&A expense would have increased $8.7 million. The increase in gross profit of $17.7 million was due to higher net sales combined with a higher gross margin percentage. The underlying increase in SG&A expenses of $8.7 million resulted primarily from higher marketing expenses of $5.2 million; an increase in payroll related expenses of $2.3 million primarily as a result of the non-reoccurrence of the furloughing of employees and temporary salary reductions during a portion of the prior year period in response to the COVID-19 pandemic; an increase of $0.7 million in consulting and recruiting charges and an increase of $0.3 million in sales commissions due to higher sales in the current year period as compared to the prior year period. Fluctuation in foreign currency exchange rates positively impacted operating income by $1.6 million when compared to the prior year period.

Company Stores Operating Income/(Loss)

The Company recorded operating income of $8.9 million and $1.0 million in the Company Stores segment for the three months ended July 31, 2021 and 2020, respectively. The increase in operating income of $7.9 million was primarily related to higher gross profit of $11.9 million mainly due to higher sales and a higher gross margin percentage, partially offset by a $4.0 million increase in SG&A expenses. The increase in SG&A expenses was primarily due to higher marketing expenses of $1.1 million; an increase in payroll related expenses of $1.7 million primarily due to company stores being open throughout the period (as compared to the significant closures during the prior year period) and an increase in credit card fees and sales commissions of $0.6 million due to higher sales in the current year period as compared to the prior year period. As of July 31, 2021, and 2020, the Company operated 49 and 47 retail outlet locations, respectively.

Other Non-Operating Income

The Company recorded other income of $0.3 million primarily due to the final settlement related to a sale of a building in an international location in the prior year period and the non-service components of the Company’s Swiss pension plan for the three months ended July 31, 2021.

The Company recorded a gain on sale of a non-operating asset of $1.3 million related to a sale of a building in an international location for the three months ended July 31, 2020.

Interest Expense

Interest expense was $0.2 million and $0.6 million for the three months ended July 31, 2021 and 2020, respectively. The decrease was primarily due to lower weighted average borrowings outstanding under the Company’s revolving credit facility and a lower weighted average interest rate partially offset by higher unused credit line fees during the three months ended July 31, 2021 as compared to the three months ended July 31, 2020.

Income Taxes

The Company recorded an income tax provision of $5.3 million and an income tax benefit of $1.6 million for the three months ended July 31, 2021 and 2020, respectively.

The effective tax rate was 21.5% and 19.1% for the three months ended July 31, 2021 and 2020, respectively. The significant components of the effective tax rate changed primarily due to prior year impairments of the portion of goodwill of the Watch and Accessory Brands reporting unit which is not tax deductible, partially offset by a change in the tax rate for the Company's subsidiary in the United Kingdom in the prior year and changes in jurisdictional earnings.

Net Income/(Loss) Attributable to Movado Group, Inc.

The Company recorded net income attributable to Movado Group, Inc. of $19.4 million and net loss attributable to Movado Group, Inc. of $6.6 million, for the three months ended July 31, 2021 and 2020, respectively.

Results of operations for the six months ended July 31, 2021 as compared to the six months ended July 31, 2020

Net Sales: Comparative net sales by business segment were as follows (in thousands):

	Six Months Ended July 31,
	2021	2020
Watch and Accessory Brands:
United States	$106,555	$47,202
International	155,903	94,273
Total Watch and Accessory Brands	262,458	141,475
Company Stores:
United States	44,825	16,098
International	1,389	631
Total Company Stores	46,214	16,729
Net Sales	$308,672	$158,204

Comparative net sales by categories were as follows (in thousands):

	Six Months Ended July 31,
	2021	2020
Watch and Accessory Brands:
Owned brands category	$109,273	$56,983
Licensed brands category	151,703	82,098
After-sales service and all other	1,482	2,394
Total Watch and Accessory Brands	262,458	141,475
Company Stores	46,214	16,729
Net Sales	$308,672	$158,204

Net Sales

Net sales for the six months ended July 31, 2021 were $308.7 million, $150.5 million or 95.1% above the prior year period. This increase is primarily as a result of the partial recovery from the ongoing COVID-19 pandemic. For the six months ended July 31, 2021, fluctuations in foreign currency exchange rates positively impacted net sales by $9.6 million when compared to the prior year period.

Watch and Accessory Brands Net Sales

Net sales for the six months ended July 31, 2021 in the Watch and Accessory Brands segment were $262.5 million, above the prior year period by $121.0 million, or 85.5%. The increase in net sales was primarily due to growth in online retailers, both in the Company’s owned and wholesale customers’ e-commerce websites, and growth in the Company’s wholesale customers due to the partial recovery from the ongoing COVID-19 pandemic. Prior period net sales were negatively impacted by closures and restrictions affecting the stores of the Company’s wholesale customers during a portion of the period due to the COVID-19 pandemic. Some of these restrictions have continued into fiscal 2022. There were increases in net sales in both the United States and International locations of the Watch and Accessory Brands segment.

United States Watch and Accessory Brands Net Sales

Net sales for the six months ended July 31, 2021 in the United States locations of the Watch and Accessory Brands segment were $106.6 million, above the prior year period by $59.4 million, or 125.7%, resulting from net sales increases across all brands in both the owned and licensed brand categories primarily due to the partial recovery from the ongoing COVID-19 pandemic. The net sales recorded in the owned brands category increased by $47.4 million, or 129.8%, and net sales recorded in the licensed brand category increased $12.5 million, or 129.3%.

International Watch and Accessory Brands Net Sales

Net sales for the six months ended July 31, 2021 in the International locations of the Watch and Accessory Brands segment were $155.9 million, above the prior year by $61.6 million, or 65.4%, which included fluctuations in foreign currency exchange rates which favorably impacted net sales by $9.6 million when compared to the prior year period. The increase in net sales was across most brands in both the owned and licensed brand categories primarily due to the partial recovery from the ongoing COVID-19 pandemic. The net sales increase recorded in the owned brands category was $4.9 million, or 24.0% and is due to sales increases in all regions. The net sales increase in the licensed brands category was $57.1 million, or 78.8%, due to net sales increases in all regions.

Company Stores Net Sales

Net sales for the six months ended July 31, 2021 in the Company Stores segment were $46.2 million, $29.5 million or 176.3% above the prior year period. The net sales increase is primarily the result of all of the Company’s retail stores being open during the period as compared to the closure of the Company’s retail stores during part of the prior year period in response to the COVID-19 pandemic and lessened restrictions on the Company’s retail stores during the period as compared to the same period in the prior year. As of July 31, 2021 and 2020, the Company operated 49 and 47 retail outlet locations, respectively.

Gross Profit

Gross profit for the six months ended July 31, 2021 was $172.7 million or 55.9% of net sales as compared to $77.2 million or 48.8% of net sales in the prior year period. The increase in gross profit of $95.4 million was primarily due to higher net sales combined with a higher gross margin percentage. The increase in the gross margin percentage of approximately 710 basis points for the six months ended July 31, 2021 resulted primarily from a favorable impact of sales mix of approximately 330 basis points, the non-recurrence of a prior year charge related to an increase in inventory reserves in response to the COVID-19 pandemic of approximately 220 basis points, increased leveraging of certain fixed costs as a result of higher sales of approximately 80 basis points and a positive impact of fluctuations in foreign exchange rates of approximately 80 basis points.

Selling, General and Administrative (“SG&A”)

SG&A expenses for the six months ended July 31, 2021 were $134.8 million, representing an increase from the prior year period of $22.4 million, or 19.9%. The prior year period included corporate initiative charges primarily in response to the COVID-19 pandemic of $11.1 million consisting of $7.9 million in severance and payroll related, $1.5 million in write-off of unrefunded trade show deposits, $1.1 million in additional accounts receivable reserves and $0.6 million in other restructuring charges. Excluding these charges SG&A expenses would have increased $33.5 million primarily from higher marketing expenses of $18.5 million; an increase in performance-based compensation of $6.5 million; an increase in payroll related expenses of $5.7 million primarily due to the non-reoccurrence of the furloughing of employees and temporary salary reductions during a portion of the prior year period in response to the COVID-19 pandemic and an increase in credit card fees and sales commissions of $2.1 million due to higher sales in the current year period as compared to the prior year period. The increase in SG&A was partially offset by a decrease of $0.5 million in customer and sales promotions. For the six months ended July 31, 2021, fluctuations in foreign currency rates related to the foreign subsidiaries negatively impacted SG&A expenses by $1.7 million when compared to the prior year period.

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

Watch and Accessory Brands Operating Income/(Loss)

For the six months ended July 31, 2021 the Company recorded operating income of $24.5 million in the Watch and Accessory Brands segment which includes $21.9 million of unallocated corporate expenses as well as $30.8 million of certain intercompany profits related to the Company’s supply chain operations. For the six months ended July 31, 2020, the Company recorded an operating loss of $189.6 million in the Watch and Accessory Brands segment, which included goodwill and intangible asset impairment charges of $133.7 million and $22.2 million, respectively. Without these charges, for the six months ended July 31, 2020, operating loss would have been $33.6 million which included $12.1 million of unallocated corporate expenses as well as $22.3 million of certain intercompany profits related to the Company’s supply chain operations. In addition to the asset impairments in the prior year period, the increase in operating income was the result of an increase in gross profit of $74.6 million, which included corporate initiatives costs in the prior year period of $3.5 million comprising an increase in inventory reserves, partially offset by an increase in SG&A expenses of $16.5 million when compared to the prior year period. The SG&A expenses for the prior year period included corporate initiatives charges primarily in response to the COVID-19 pandemic of $11.1 million consisting of $7.9 million in severance and payroll related, $1.5 million in write-off of unrefunded trade show deposits, $1.1 million in additional accounts receivable reserves and $0.6 million in other restructuring charges. Without these charges SG&A expense would have increased $27.6 million. The increase in gross profit was the result of higher sales combined with a higher gross margin percentage. The underlying increase in SG&A expenses of $27.6 million resulted primarily from higher marketing expenses of $16.7 million; an increase in performance-based compensation of $6.1 million; an increase in payroll related expenses of $3.6 million primarily due to the non-reoccurrence of the furloughing of employees and temporary salary reductions during a portion of the prior year period in response to the COVID-19 pandemic and an increase in credit card fees and sales commissions of $1.3 million due to higher sales in the current year period as compared to the prior year period. The increase in SG&A expense was partially offset by a decrease of $0.5 million in customer and sales promotions. For the six months ended July 31, 2021, fluctuations in foreign currency exchange rates positively impacted the Watch and Accessory Brands segment operating income by $2.6 million when compared to the prior year period.

U.S. Watch and Accessory Brands Operating Loss

In the United States locations of the Watch and Accessory Brands segment, for the six months ended July 31, 2021, the Company recorded an operating loss of $3.5 million, which includes unallocated corporate expenses of $21.9 million. For the six months ended July 31, 2020 the Company recorded an operating loss of $132.8 million in the United States locations of the Watch and Accessory Brands segment which included goodwill and intangible asset impairment charges of $77.5 million and $22.2 million, respectively. Without these charges, for the six months ended July 31, 2020, operating loss would have been $33.1 million, which included unallocated corporate expenses of $12.1 million. In addition to these assets impairments in the prior year period, the decrease in operating loss was the result of higher gross profit of $41.9 million, which included corporate initiative costs in the prior year period of $3.5 million comprising an increase in inventory reserves, partially offset by an increase in SG&A expenses of $12.3 million when compared to the prior year period. The SG&A expenses for the prior year period included corporate initiatives charges primarily in response to the COVID-19 pandemic of $7.8 million primarily consisting of $6.3 million in severance and payroll related, $1.1 million in additional accounts receivable reserves and $0.3 million in other restructuring charges. Without these charges SG&A expense would have increased $20.1 million. The increase in gross profit of $41.9 million was due to higher sales, combined with a higher gross margin percentage.

The underlying increase in SG&A expenses of $20.1 million resulted primarily from higher marketing expenses of $9.9 million; an increase in performance-based compensation of $6.1 million; an increase in payroll related expenses of $2.8 million primarily due to the non-reoccurrence of the furloughing of employees and temporary salary reductions during a portion of the prior year period in response to the COVID-19 pandemic and an increase in credit card fees of $0.6 million due to higher sales in the current year period as compared to the prior year period.

International Watch and Accessory Brands Operating Income/(Loss)

In the International locations of the Watch and Accessory Brands segment, for the six months ended July 31, 2021 the Company recorded operating income of $28.0 million, which includes $30.8 million of certain intercompany profits related to the Company’s International supply chain operations. For the six months ended July 31, 2020 the Company recorded an operating loss of $56.7 million in the International locations of the Watch and Accessory Brands segment which included goodwill impairment charges of $56.2 million. Without this charge, for the six months ended July 31, 2020, operating loss would have been $0.5 million, which included $22.3 million of certain intercompany profits related to the Company’s supply chain operations. In addition to the goodwill impairment charge, the increase in operating income was primarily related to higher gross profit of $32.7 million, partially offset by higher SG&A expenses of $4.2 million. The SG&A expenses for the prior year period included corporate initiatives charges primarily in response to the COVID-19 pandemic of $3.3 million consisting of $1.6 million in severance and payroll related, $1.5 million in write-off of unrefunded trade show deposits and $0.2 million in other restructuring charges. Without these charges SG&A expense would have increased $7.5 million. The increase in gross profit of $32.7 million was due to higher net sales combined with a higher gross margin percentage. The underlying increase in SG&A expenses of $7.5 million resulted primarily from higher marketing expenses of $6.8 million; an increase in payroll related expenses of $0.8 million primarily due to the non-reoccurrence of the furloughing of employees and temporary salary reductions during a portion of the prior year period in response to the COVID-19 pandemic and an increase sales commissions and credit card fees of $0.7 million due to higher sales in the current year period as compared to the prior year period. The increase in SG&A expenses was partially offset by a decrease of $0.5 million in customer and sales promotions. Fluctuation in foreign currency exchange rates positively impacted operating income by $2.6 million when compared to the prior year period.

Company Stores Operating Income/(Loss)

The Company recorded operating income of $13.4 million and operating loss of $1.5 million in the Company Stores segment for the six months ended July 31, 2021 and 2020, respectively. The improvement in operating income of $14.9 million was primarily related to higher gross profit of $20.8 million mainly due to higher sales and a higher gross margin percentage, partially offset by a $5.9 million increase in SG&A expenses. The increase in SG&A expenses was primarily due to an increase in payroll related expenses of $2.1 million primarily due to company stores being open throughout the period (as compared to the significant closures during the prior year period); higher marketing expenses of $1.8 million; an increase in credit card fees and sales commissions of $0.8 million due to higher sales in the current year period as compared to the prior year period and an increase in performance-based compensation of $0.4 million. As of July 31, 2021, and 2020, the Company operated 49 and 47 retail outlet locations, respectively.

Other Non-Operating Income

The Company recorded other income of $0.4 million primarily due to the final settlement related to a sale of a building in an international location in the prior year period and the non-service components of the Company’s Swiss pension plan for the six months ended July 31, 2021.

The Company recorded a gain on sale of a non-operating asset of $1.3 million related to a sale of a building in an international location for the six months ended July 31, 2020.

Interest Expense

Interest expense was $0.4 million and $0.9 million for the six months ended July 31, 2021 and 2020, respectively. The decrease was primarily due to lower weighted average borrowings outstanding under the Company’s revolving credit facility partially offset by a higher weighted average interest rate and higher unused credit line fees during the six months ended July 31, 2021 as compared to the six months ended July 31, 2020.

Income Taxes

The Company recorded an income tax provision of $8.6 million and an income tax benefit of $33.9 million for the six months ended July 31, 2021 and 2020, respectively.

The effective tax rate was 22.9% and 17.8% for the six months ended July 31, 2021 and 2020, respectively. The significant components of the effective tax rate changed primarily due to prior year impairments of the portion of goodwill of the Watch and Accessory Brands reporting unit which is not tax deductible and the recording of valuation allowances on certain foreign deferred tax assets in the current year, partially offset by the CARES Act NOL Carryback Provision in the prior year.

Net Income/(Loss) Attributable to Movado Group, Inc.

The Company recorded net income attributable to Movado Group, Inc. of $28.8 million and net loss attributable to Movado Group, Inc. of $156.6 million, for the six months ended July 31, 2021 and 2020, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that cash flows from operations, including the impact of the Company corporate initiatives, combined with existing cash on hand and amounts available under its credit lines provide adequate funds to support its operating, capital and debt service requirements for the next twelve months subsequent to the issuance of these financial statements. During fiscal 2021 the Company’s cash generated from operations was negatively impacted due to widespread closures of the Company’s retail locations and the Company’s wholesale customers’ stores as a result of the COVID-19 pandemic. The Company entered this period of uncertainty with a healthy liquidity position, and it took actions to enhance the Company’s financial liquidity and flexibility, including minimizing all non-essential operating expenses (including marketing, travel and consulting services), reevaluating all capital expenditures, furloughing approximately 80% of the Company’s North American workforce during March through June 2020 and temporarily reducing the work-rate of international employees while applying for available government payroll subsidies in accordance with local government guidelines and programs, suspending the Company’s share repurchase program and regular quarterly dividend during fiscal 2021, reducing salaries and suspending Board of Director fees from April through June 2020, amending license agreements to reduce its royalty obligations in fiscal 2021, and negotiating rent deferrals or other arrangements in respect of its rent obligations for its Company Stores and certain other leases. As a precautionary measure, the Company borrowed an additional $30.9 million under its revolving credit facility in March 2020 and amended its revolving credit facility to modify some of its financial covenants. However, during the first quarter of fiscal 2022, certain of these modifications were eliminated as a result of the Company’s achievement of certain milestones as of and for the periods ending January 31, 2021, as described below. During fiscal 2021, the Company repaid $64.5 million under its revolving credit facility and repaid an additional $21.1 million during the first six months of fiscal 2022. At July 31, 2021, zero remained outstanding under the Company’s revolving facility. Although the Company believes it has adequate sources of liquidity over the long term, continued uncertainty surrounding the COVID-19 pandemic, an economic recession or a slow recovery could adversely affect the Company’s business and liquidity.

At July 31, 2021 the Company had working capital of $369.4 million as compared to $324.1 million at July 31, 2020. The increase in working capital was primarily the result of an increase in accounts receivable resulting primarily from higher sales and an increase in cash of $29.5 million partially offset by an increase in accounts payable. The Company defines working capital as the difference between current assets and current liabilities.

The Company had $22.7 million of cash provided by operating activities for the six months ended July 31, 2021 as compared to $11.4 million of cash used in operating activities for the six months ended July 31, 2020. Cash provided by operating activities for the six months ended July 31, 2021 included net income attributable to the Movado Group, Inc. of $28.8 million, positively adjusted by $12.0 million related to non-cash items. Cash provided by operating activities for the six months ended July 31, 2021 included an increase in accounts payable of $18.0 million primarily as a result of timing of payments and a decrease in income taxes receivable of $18.0 million due to a receipt of a U.S. federal income tax refund. Cash used in operating activities included an increase in investment in inventories of $33.8 million primarily to support sales growth, an increase in trade receivables of $13.2 million as a result of higher sales, a decrease in income taxes payable of $6.3 million primarily due to the timing of payments and a decrease in accrued payroll of $4.1 million primarily as a result of payments of performance-based compensation in addition to severance payments as a result of the Company’s corporate initiatives.

Cash used in investing was $1.9 million for the six months ended July 31, 2021 as compared to $0.6 million for the six months ended July 31, 2020. The cash used in the six months ended July 31, 2021 was primarily related to capital expenditures of $1.8 million primarily due to the Company’s opening of two new stores in Canada, website platform upgrades and the construction of shop-in-shops at some of the Company’s wholesale customers. The prior year period included proceeds from a sale of a non-operating asset in Switzerland of $1.3 million.

Cash used by financing activities was $43.8 million for the six months ended July 31, 2021 as compared to cash used by financing activities of $6.7 million for the six months ended July 31, 2020. The cash used in the six months ended July 31, 2021 included repayment of bank borrowings of $21.1 million, $11.6 million in dividends paid ($2.3 million of which had been declared in January 2021), $10.0 million in stock repurchased in the open market and $1.7 million of shares repurchased as a result of the surrender of shares in connection with the vesting of certain stock awards, partially offset by $0.7 million received in connection with stock options exercised. Cash used in financing activities for the six months ended July 31, 2020 included net repayment of bank borrowings of $5.9 million.

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

As of July 31, 2021, and July 31, 2020, there was zero and $48.3 million (of which all but $10 million was denominated in Swiss Francs), respectively, in loans outstanding under the Facility. Availability under the Facility was reduced by the aggregate number of letters of credit outstanding, issued in connection with retail and operating facility leases to various landlords and for Canadian payroll to the Royal Bank of Canada, totaling approximately $0.3 million at both July 31, 2021 and July 31, 2020. At July 31, 2021, the letters of credit have expiration dates through May 31, 2022. As of July 31, 2021, and July 31, 2020, availability under the Facility was $99.7 million and $51.4 million, respectively. For additional information regarding the Facility, see Note 8 – Debt and Lines of Credit to the Consolidated Financial Statements.

The Company had weighted average borrowings under the facility of $6.5 million and $71.5 million, with a weighted average interest rate of 2.00% and 2.60% during the three months ended July 31, 2021 and 2020, respectively. The Company had weighted average borrowings under the facility of $9.8 million and $68.6 million, with a weighted average interest rate of 2.79% and 1.92%, during the six months ended July 31, 2021 and 2020, respectively.

A Swiss subsidiary of the Company maintains unsecured lines of credit with an unspecified maturity with a Swiss bank. As of July 31, 2021, and 2020, these lines of credit totaled 6.5 million Swiss Francs for both periods, with a dollar equivalent of $7.2 million and $7.1 million, respectively. As of July 31, 2021, and 2020, there were no borrowings against these lines. As of July 31, 2021 and 2020, two European banks had guaranteed obligations to third parties on behalf of two of the Company’s foreign subsidiaries in the dollar equivalent of $1.3 million for both periods, in various foreign currencies, of which $0.6 million, in both periods, was a restricted deposit as it relates to lease agreements.

Cash paid for interest, including unused commitments fees, was $0.3 million and $0.8 million for the six-month period ended July 31, 2021 and July 31, 2020, respectively.

From time to time the Company may make minority investments in growth companies in the consumer products sector, including certain of the Company's suppliers and customers, as well as in venture capital funds that invest in such companies. During the second quarter of fiscal 2022, the Company committed to invest up to $1,000,000 in a venture capital fund that makes investments in securities of portfolio companies whose primary business focus is accelerating innovation in retail and consumer goods. The Company expects to be called upon to satisfy its first capital call in respect of this commitment by the end of fiscal 2022.

On January 11, 2021, with the consent of its bank group, the Company’s Board of Directors declared a cash dividend of $0.10 per share, which was paid on February 5, 2021 in the amount of $2.3 million, to shareholders of record on January 21, 2021. The Company paid additional cash dividends of $0.20 per share or $4.6 million during the three months ended April 30, 2021 and $0.20 per share or $4.7 million during the three months ended July 31, 2021. The Company did not pay cash dividends during the six months ended July 31, 2020. Although the Company currently expects to continue to declare cash dividends in the future, the decision of whether to declare any future cash dividend, including the amount of any such dividend and the establishment of record and payment dates, will be determined, in each quarter, by the Board of Directors, in its sole discretion.

On August 29, 2017, the Board approved a share repurchase program under which the Company was authorized to purchase up to $50.0 million of its outstanding common stock from time to time. This authorization expired on August 29, 2020. On March 25, 2021, the Board approved a share repurchase program under which the Company is authorized to purchase up to $25.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. Under this share repurchase program, the Company is permitted to purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise through September 30, 2022. During the six months ended July 31, 2021, the Company repurchased a total of 334,000 shares of its common stock under the share repurchase program at a total cost of $10.0 million, or an average of $29.87 per share. At July 31, 2021, $15.0 million remains available for purchase under the Company’s repurchase program.

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

As of July 31, 2021, the Company’s entire net forward contracts hedging portfolio consisted of 16.7 million Chinese Yuan equivalent, 16.0 million Swiss Francs equivalent, 18.0 million U.S. dollars equivalent, 19.7 million Euros equivalent and 1.3 million British Pounds equivalent with various expiry dates ranging through January 20, 2022, compared to a portfolio of 46.1 million Chinese Yuan equivalent, 4.0 million Swiss Francs equivalent, 9.7 million U.S. dollars equivalent, 22.2 million Euros equivalent and 1.3 million British Pounds equivalent with various expiry dates ranging through September 10, 2020, as of July 31, 2020. If the Company were to settle its Swiss Franc forward contracts at July 31, 2021, the net result would be a net gain of $0.1 million. As of July 31, 2021, the Company’s British Pound, Chinese Yuan, US Dollar and Euro forward contracts had no gain or loss. The Company had no cash flow hedges as of July 31, 2021 and July 31, 2020, respectively.

Commodity Risk

The Company considers its exposure to fluctuations in commodity prices to be primarily related to gold used in the manufacturing of the Company’s watches. Under its hedging program, the Company can purchase various commodity derivative instruments, primarily futures contracts. When held, these derivatives are documented as qualified cash flow hedges, and the resulting gains and losses on these derivative instruments are first reflected in other comprehensive income, and later reclassified into earnings, partially offset by the effects of gold market price changes on the underlying actual gold purchases. The Company did not hold any future contracts in its gold hedge portfolio as of July 31, 2021 and 2020, thus, any changes in the gold purchase price will have an equal effect on the Company’s cost of sales.

Debt and Interest Rate Risk

Floating rate debt at July 31, 2021 and 2020 totaled zero and $48.3 million (35 million in Swiss francs and $10 million), respectively. The debt outstanding at July 31, 2021 is based on LIBOR plus 2.75% per annum. During the six months ended July 31, 2021, the Company had weighted average borrowings of $9.8 million with a weighted average interest rate of 2.79%. The Company does not hedge these interest rate risks. Based on the average floating rate debt outstanding during the six months ended July 31, 2021, a one-percent increase or decrease in the average interest rate during the period would have resulted in a change to interest expense of approximately $36,000 for the six months ended July 31, 2021.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended July 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As of July 31, 2021, there have been no material changes to any of the risk factors previously reported in the Company’s 2021 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 29, 2017, the Board approved a share repurchase program under which the Company was authorized to purchase up to $50.0 million of its outstanding common stock from time to time. This authorization expired on August 29, 2020. On March 25, 2021, the Board approved a share repurchase program under which the Company is authorized to purchase up to $25.0 million of its outstanding common stock from time to time, depending on market conditions, share price and other factors. Under this share repurchase program, the Company is permitted to purchase shares of its common stock through open market purchases, repurchase plans, block trades or otherwise. This authorization expires on September 30, 2022. During the three months ended July 31, 2021, the Company repurchased a total of 322,765 shares of its common stock at a total cost of $9.7 million, or an average of $29.93 per share.

At the election of an employee, upon the vesting of a stock award or the exercise of a stock option, shares of common stock having an aggregate value on the vesting of the award or the exercise date of the option, as the case may be, equal to the employee’s withholding tax obligation may be surrendered to the Company by netting them from the vested shares issued. Similarly, shares having an aggregate value equal to the exercise price of an option may be tendered to the Company in payment of the option exercise price and netted from the shares of common stock issued upon the option exercise. There were no shares repurchased during the three months ended July 31, 2021 as a result of the surrender of shares of common stock in connection with the vesting of certain restricted stock awards and stock options.

The following table summarizes information about the Company’s purchases for the three months ended July 31, 2021 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
May 1, 2021 – May 31, 2021	5,790	$29.86	5,790	$24,511,334
June 1, 2021 – June 30, 2021	231,285	29.93	231,285	17,588,577
July 1, 2021 – July 31, 2021	85,690	29.92	85,690	15,024,558
Total	322,765	$29.93	322,765	$15,024,558

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Movado Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2021 filed with the SEC, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

104	Cover Page Interactive Data File, formatted in Inline Extensible Business Reporting Language (iXBRL).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOVADO GROUP, INC.
(Registrant)

Dated: August 26, 2021	By:	/s/ Sallie A. DeMarsilis
Sallie A. DeMarsilis Executive Vice President, Chief Operating Officer, Chief Financial Officer and Principal Accounting Officer